Form 10-K405
period 1994-12-31
LYDALL INC /DE/
filed 1995-03-28
CIK 60977

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

( X ) ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 (Fee Required)


       For the Fiscal Year Ended December 31, 1994

                                      or

(  )   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934 (No Fee Required)

       For the transition period from        to

                        Commission File Number: 1-7665

                                 LYDALL, INC.
            (Exact name of registrant as specified in its charter)

                Delaware                                 06-0865505
       (State or Other Jurisdiction of                (I.R.S. Employer
       Incorporation or Organization)                Identification No.)

  One Colonial Road, Manchester, Connecticut                06040
  (Address of principal executive offices)                (zip code)

      Registrant's telephone number, including area code: (203) 646-1233

          Securities registered pursuant to Section 12(b) of the Act:

                                              Name of each exchange
     Title of each class                      on which registered
     -------------------                      ---------------------

 Common Stock, $.10 par value                New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.   Yes  X    No
                                                --       --

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                             --

     On March 13, 1995, the aggregate market value of the Registrant's voting stock held by nonaffiliates was $263,167,659.

     On March 13, 1995, there were 8,623,003 shares of Common Stock outstanding, exclusive of treasury shares.

                                  (CONTINUED)
                      DOCUMENTS INCORPORATED BY REFERENCE

     Parts I and II incorporate certain information by reference from the Annual Report to Stockholders for the year ended December 31, 1994. Part III incorporates information by reference from the definitive Proxy Statement to be distributed in connection with the Registrant's Annual Meeting of Stockholders to be held on May 10, 1995.

                                    PART I
                                    ------

Item 1.  BUSINESS.

     Lydall, Inc. (hereafter referred to as "Lydall" or the "Company") is a manufacturer of technologically advanced engineered materials for demanding specialty applications.

     Lydall develops and manufactures engineered fiber materials and composites in both roll and sheet form; fiber-based as well as combination-metal-and-fiber heat shields; and fabricates certain medical filtration and automotive thermal barrier components. All of Lydall's products are supplied to customers who in turn incorporate them into finished products. Utilizing a broad spectrum of available fibers, materials, binders, resins, etc. combined with both dry-laid or wet-laid forming capabilities, the Company has been able to develop a broad range of high-performance materials.

     The Company serves a number of market niches. Lydall's products are primarily sold directly to the customer (or fabricator), through an internal sales force and are distributed through common carrier, ocean cargo, or the Company's trucking operation. Within each market niche there are typically several competitors. The Company primarily competes through high-quality products and customer service. Lydall has a number of domestic and foreign competitors for its products, most of whom are either privately owned or divisions of large companies, making it difficult to determine the Company's market share.

     During 1994, Lydall made two strategic acquisitions. On February 28, 1994, the Company acquired for $15 million in cash and a note payable of $2.25 million, the operations and certain assets and assumed certain liabilities of the Clecon Molding Division of Standard Packaging, Inc. ("Columbus Operation"). As a result of this purchase, the Company recorded goodwill and other intangible assets of approximately $11.4 million. The Columbus Operation is a designer and manufacturer of thermal and acoustical insulation products sold to the automotive market. The results of the Columbus Operation since the date of acquisition have been included in the Company's consolidated results.

     On June 30, 1994, the Company acquired the laminates operation of Riverwood International Georgia, Inc. located in Jacksonville, Florida ("Jacksonville Operation"). The Company purchased inventory, equipment, and other assets for approximately $1.8 million. This operation, which manufactures materials-handling slipsheets, directly complements Lydall's existing slipsheet business in Richmond, Virginia. The Company will continue to operate the Jacksonville location as part of the Southern Products Division. The results of the operations of the Jacksonville Operation since the date of acquisition have been included in the Company's consolidated results.

     Lydall's products fall into five basic categories: thermal barriers, air and liquid filtration media, materials handling systems, electrical insulation, and other products and services.

MAJOR PRODUCTS

Thermal Barriers
- ----------------

     Lydall manufactures a broad range of materials which serve as heat or thermal barriers. The Cryotherm(R) and Lytherm(R) product lines include an assortment of composites using distinctive materials, in both rigid and flexible forms, manufactured by a variety of processes. Lydall's thermal barrier products in differing forms are capable of withstanding temperatures ranging from -459 degrees F to +3,000 degrees F.

     At the highest temperature requirements, Lytherm thermal barrier products are used as linings for ovens, kilns, and furnaces and in glass and metal manufacturing.

     At mid-range temperatures Lytherm nonwovens are patented layered composites of either organic and inorganic fibers or fiber and metal foil combinations which are used as thermal barriers in medium- and light-duty trucks, vans, sport utility vehicles, and passenger cars. The Columbus Operation acquisition contributed to the growth of thermal barrier sales. This acquisition also expanded the Company's product offerings to include metal-and-fiber combination automotive heat shields.

     Also, in mid-range temperatures, Manninglas(R) nonwovens are employed in consumer appliances and heat ventilation and air conditioning ducting and insulation.

     At the very coldest temperatures (approaching absolute zero), Cryotherm(R) cryogenic insulation materials are used for super-insulating applications. These include tanker trucks which transport liquid gases; stationary and portable cryogenic storage vessels; gas tanks for vehicles fueled by liquid natural gas; and supercolliders. These nonwovens are composed of 100-percent inorganic fibers.

     Lydall also manufactures custom-designed media employed in automotive air-bag pyrotechnic inflators. Although these sales are classified as thermal barriers by the Company, this specialty product performs both a filtration and heat-reduction function.

      Sales of thermal barriers approximated 34 percent of the Company's sales for 1994, 24 percent of sales for 1993, and 20 percent of sales for 1992. The increase in thermal barrier sales as a percent of total sales is primarily attributable to the addition of the Columbus Operation acquired during 1994.

Filtration Media
- ----------------

     The Company manufactures high-efficiency air filtration media, marketed under the Lydair(R) name. Lydair filtration media are used for applications where clean air is vital, such as in semiconductor manufacturing clean rooms, industrial clean rooms, and biotechnology laboratories.

     Lydall manufactures Lydair media in six filtration classes in over 100 grades with filtering efficiencies from 10 percent at 0.3 micron particle size to 99.999999 percent at 0.1 micron particle size.

     Lydall filtration media are primarily used in air filters for capital goods rather than consumables and last approximately five years. A replacement market exists as facilities using these filters upgrade clean room technology. The Company's HEPA filtration media are also used in home air-purification units.

     Lydall's line of fabricated medical filter components are sold under the trademark Lypore(R) and are widely used in blood filtration devices, such as cardiotomy reservoirs which filter the blood supply of an open-heart surgery patient during the operation, and autotransfusion filters used to filter blood collected from a patient before surgery or from an injured patient.

     Lydall also produces liquid filtration media used primarily in high-efficiency hydraulic oil and lubrication oil elements for off-road vehicles, trucks, and heavy equipment. These products are also sold under the Lypore trademark.

     Sales of filtration media declined to 20 percent of sales for 1994 compared with 24 percent and 25 percent of sales for 1993 and 1992, respectively. While sales of filtration media as a percentage of overall sales declined, 1994 sales of filtration media actually increased 13 percent over 1993 sales levels. The decline as a percentage of total sales is primarily due to two factors: 1) acquisitions in Lydall's other lines of business, and 2) a recovery in the domestic automotive industry which contributed to increased sales of thermal barriers. Management expects future sales of filtration media as a percentage of overall sales to remain relatively constant, absent any acquisition activity.

Materials Handling
- ------------------

     Lydall produces slipsheets, separator sheets, and protective sheets. The Ly-Pak(R) slipsheets are used to ship a growing number of products such as food, pharmaceuticals, and chemicals. Ly-Pak slipsheet systems are used to replace wooden pallets, providing significant cost and space reductions for a shipper. Ly-Pak separator sheets are supplied to the glass and polyethylene terephthalate (PET) bottle industry and are manufactured to meet industry specifications for bulk palletizing. Ly-Pak protective sheets are used as pallet pads, protective top caps, and stabilizing sheets. These products are custom-made from plies of virgin kraft linerboard and laminated with a special moisture-resistant adhesive. The Company also sells a complete line of dunnage products.

Although sales of these products approximated 14 percent of 1994 sales as compared with 15 percent of 1993 and 1992 total sales; 1994 materials-handling sales actually increased by 28 percent over 1993 sales. This exceptional growth is attributable to the acquisition of the Jacksonville Operation and an increasing level of exports. It is expected that this business will continue to grow; however, it is not expected to represent an increasing percentage of Lydall's total sales, absent any acquisition activity.

Electrical Insulation
- ---------------------

     Lydall's electrical insulation material, sold under the SE/duroid(R), Sep-R-Max(R), and Voltex(R) trademarks are found in a broad range of applications such as computers, consumer appliances, utility power transformers, electric motors and other wiring devices. These materials are manufactured to electrical resistance, flame retardancy, formability, thermal aging, and moisture resistance specifications.

     The Company's electrical insulation products also include battery separator materials primarily used in European automotive batteries. These products are manufactured at the Company's European location. Lydall also manufactures Actipore(R) separators used in sealed lead acid batteries which power emergency standby energy systems.

     A significiant portion of the 1994 electrical insulation sales were derived from foreign operations. There are no anticipated operating risks related to foreign investment law, expropriation, inflation effects or availability of material, labor and energy. The Company's foreign and domestic operations limit currency and foreign exchange transaction risks by completing transactions primarily in their functional currencies.

     Sales of electrical insulation products were approximately 8 percent of total sales in 1994, 10 percent in 1993, and 13 percent in 1992. Actual sales increased in 1994 by 13 percent over 1993 levels. The dynamic growth of the thermal barrier businesses in 1994 accounts for the decline of sales of electrical products as a percent of total sales. The decline from 1992 to 1993 was due to a poor European economy and lower demand for automotive battery separator materials to that market. Also, an expected shift in battery separator technology favoring different materials than those used by the Company affected Lydall beginning in 1993. The Company's electrical insulation sales are tied more closely to economic conditions than other products. Lydall expects that European separator sales will decline gradually and that these sales will be replaced with new products in air filtration and thermal insulation at the foreign facility.

Other Products and Services
- ---------------------------

     Lydall maintains a transportation operation which brokers and/or hauls freight for and between Lydall plants as well as for outside customers. In addition, the Company manufactures paperboard products used in games and packaging, specialty gasketing materials, and fiberboard shoe insole materials. Lydall also produces a wood replacement material made from recycled newsprint and cardboard which is currently being made into writing instruments. Sales of all other products and services approximated 24 percent of the Company's sales in 1994, and 27 percent in both 1993 and 1992.


GENERAL BUSINESS INFORMATION

     Lydall operates ten manufacturing facilities in the United States which are located in Rochester, New Hampshire; Green Island, New York; Hoosick Falls, New York; Manchester, Connecticut; Richmond, Virginia; Hamptonville, North Carolina; Rockwell, North Carolina; Columbus, Ohio; Jacksonville, Florida and Covington, Tennessee. Lydall has one manufacturing facility in Saint-Rivalain en Melrand, France.

     Lydall holds a number of patents, trademarks, and licenses. While no single patent, trademark or license by itself is critical to the success of Lydall, together these intangible assets are of considerable value to the Company's operations.

     The working capital requirements of the Company are financed primarily from operations. No significant portion of Lydall's business is seasonal. Lydall maintains levels of inventory and grants credit terms which are normal within the industries it serves. The Company uses a wide range of raw materials in the manufacturing of its products and was able to obtain all the raw materials needed during 1994. Generally these materials are available from a variety of suppliers who can be substituted if necessary. Therefore, the availability of any individual raw material is not a significant risk to the Company's operations.

     Thirty-one percent of Lydall's total sales in 1994 were to the world-wide automotive market. Lydall's automotive sales are sold to various customers including parts suppliers, thermal insulation fabricators, air-bag manufacturers and original equipment manufacturers for use in a variety of models and applications. Although no single customer represents 10 percent or more of Lydall's total sales, the ultimate customers for almost 25 percent of automotive sales are Ford Motor Company, General Motors Corporation and Chrysler Corporation.

     Lydall invested $5.5 million in 1994, $4.8 million in 1993, and $4.7 million in 1992, respectively, on activities to develop new products and special manufacturing processes or to improve existing products. Most of Lydall's investment in research and development is application specific; very little is pure research. There were no significant customer-sponsored research and development activities during the past three years.

     Lydall's backlog was $24.5 million at December 31, 1994, $13.7 million at December 31, 1993, and $12.1 million at December 31, 1992. Lydall expects to fill its backlog of 1994 orders during the first quarter of 1995. Backlog at February 28, 1995 was $26.7 million. The increased backlog over prior year levels is primarily due to backlog at the facilities acquired during 1994 and increased demand for both filtration and thermal barrier products. There are no seasonal aspects to this backlog.

     No material portion of Lydall's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of the government.

     Lydall believes that its plants and equipment are in substantial compliance with applicable federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Additional measures to maintain compliance with presently enacted laws and regulations are not expected to have a substantial adverse effect on the capital expenditures, earnings and competitive position of the Company and its subsidiaries. For information relating to certain environmental proceedings involving the Company, please refer to Item 3 below.

     As of March 1, 1995, Lydall and its subsidiaries had 1,307 employees, including foreign employees. Approximately 187 of the domestic employees are represented by eight unions under contracts expiring between November 1997 and November 1999. Lydall considers its employee relationships to be satisfactory, and there have not been any actual or threatened work stoppages due to union related activities. All employees at the Company's facility in France are covered under a National Collective Bargaining Agreement.

     Foreign and export sales were 21 percent of total sales in 1994 and 1993, and 23 percent in 1992. Export sales are concentrated primarily in Europe, the Far East, Mexico, and Canada and were $30.7 million, $21.7 million, and $19.8 million in 1994, 1993 and 1992, respectively.

     Foreign sales were $14.4 million, $12.3 million and $16.4 million for the years ended December 31, 1994, 1993, and 1992, respectively. Net income was $192 thousand, $57 thousand, and $1.1 million, for the years ended December 31, 1994, 1993, and 1992, respectively. Total foreign assets were $19.5 million at December 31, 1994, and $17.1 million at December 31, 1993.

Item 2.  PROPERTIES

     The principal properties of the Company and its subsidiaries are situated at the following locations and have the following characteristics:

                                                   Approximate Area
                                                ---------------------
                         General                 Land       Buildings
     Location          Description              (Acres)    (Sq. Feet)
     --------          -----------              -------    ----------

 1  Manchester,        Warehouse                   2.0        25,000
    Connecticut         Facilities

 2  Manchester,        Paperboard                 11.6        70,500
    Connecticut         Manufacturing

 3  Covington,         Composite                  26.0       155,000
    Tennessee           Materials
                        Manufacturing

 4  Richmond,          Laminated Kraft             5.0       104,000
    Virginia            Manufacturing

 5  Rochester,         Specialty Paper            18.0       111,000
    New Hampshire       Manufacturing

 6  Hoosick Falls,     Composite                  11.0       129,000
    New York            Materials
                        Manufacturing

 7  Hamptonville,      Nonwoven Materials         35.2        85,000
    North Carolina      Manufacturing

 8  Green Island,      Specialty Paper             6.3       270,000
    New York            Manufacturing &
                        Warehouse

 9  Manchester,        Corporate Office            4.5        20,000
    Connecticut         and Computer
                        Center

10  Rockwell,          Fabricating Facility       11.5        51,000
    North Carolina

11  Saint-Rivalain     Specialty Paper            14.3       156,000
     en Melrand,        Manufacturing
     France

12  Columbus,          Fabricating Facility        9.0        80,000
    Ohio

13  Jacksonville,      Laminated Kraft               -        52,000
    Florida             Manufacturing

Properties numbered 1, 4, 10, 12, and 13, are being leased; all others are owned. For information with respect to obligations for lease rentals and owned property, see the operating lease note to the Consolidated Financial Statements of the Company included in the 1994 Annual Report to Stockholders, which are incorporated herein by reference.

Lydall considers its properties to be suitable and adequate for its present needs. The properties are being fully utilized. In addition to the properties listed above, the Company has several additional leases for sales offices and warehouses in the United States and overseas.

Item 3.  LEGAL PROCEEDINGS

In the mid-1980's, the United States Environmental Protection Agency ("EPA") notified a former subsidiary of the Company that it and other entities may be potentially responsible in connection with the release of hazardous substances at a landfill and property located adjacent to a landfill located in Michigan City, Indiana. The two sites have been combined and are viewed by the EPA as one site. The preliminary indication, based on the Site Steering Committee's volumetric analysis, is that the alleged contribution to the waste volume at the site of the plant once owned by a former subsidiary is approximately 0.434 percent of the total volume. The portion of the 0.434 percent specifically attributable to the former subsidiary by the current operator of the plant is approximately 0.286 percent.

There are over 800 potentially responsible parties ("prp") which have been identified by the Site Steering Committee. Of these, 38, not including the Company's former subsidiary, are estimated to have contributed over 80 percent of the total waste volume at the site. These prp's include Fortune 500 companies, public utilities, and the State of Indiana. The Company believes that, in general, these parties are financially solvent and should be able to meet their obligations at the site. The Company has reviewed the financial statements and credit reports on several of these prp's, and based on these financial reports, does not believe the Company will have any material additional volume attributed to it for reparation of this site due to insolvency of other prp's.

During the quarter ended September 30, 1994, the Company learned that the EPA recently completed its Record of Decision ("ROD") for the Michigan site and has estimated the total cost of remediation to be between $17 million and $22 million. Based on the alleged contribution of its former subsidiary to the site, the Company's alleged total exposure would be less than $100 thousand, which has been accrued.

Management believes the ultimate disposition of this matter will not have a material adverse effect upon the Company's consolidated financial position or results of operations.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     There were no matters submitted to a vote of security holders during the fourth quarter of 1994.

EXECUTIVE OFFICERS AND OTHER SIGNIFICANT EMPLOYEES OF THE REGISTRANT:

     The name, age, current position, and other business experience since January 1, 1990 of each executive officer of the Company are listed on the following page. Leonard R. Jaskol, John E. Hanley, Carole F. Butenas, Alan J. Gnann and Mary Adamowicz are elected annually at the organizational meeting of the Board of Directors. All others are appointed by the President and Chief Executive Officer for an indefinite period. There are no family relationships among executive officers or other significant employees.

                                                                     Other Business
                                                                    Experience Since
      Name             Age            Title                               1990
      ----             ---            -----                         ----------------
Leonard R. Jaskol      57     Chairman of the Board               N/A
                              (since 1991) President and
                              Chief Executive Officer
                              (since 1988)

John E. Hanley         38     Vice President-Finance and          Lydall, Inc. Treasurer
                              Treasurer (since 1992)              and Controller

Carole F. Butenas      52     Vice-President-Communications       Lydall, Inc. Secretary
                              (since 1991)                        and Manager of Corporate
                                                                  Relations

Alan J. Gnann          45     Vice President-Corporate            President - Manning
                              Development (since 1993)            Nonwovens Division

Mary Adamowicz         34     General Counsel and Secretary       Litigation Attorney,
                              (since 1991)                        Murtha, Cullina,
                                                                  Richter & Pinney

Raymond S. Lanzi       56     Division President (since 1979)     N/A

Elliott F. Whitely     51     Division President (since 1987)     N/A

James P. Carolan       51     Division President (since 1993)     President-
                              Director (1994)                     Lydall International;
                                                                  President-Westex
                                                                  Division

William J. Rankin      41     Division President (since 1992)     General Manager-Lydall
                                                                  Express

Christopher R.         41     Division President (since 1990)     N/A
Skomorowski                   Director (1994)


                                    PART II
                                    -------

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     Information regarding the common stock of the Company and recent market prices of such stock, the cash dividend policy, and the approximate number of holders of common stock, is incorporated herein by reference to pages 26, 35, and 44 of the 1994 Annual Report to Stockholders.


Item 6.  SELECTED FINANCIAL DATA.

     Information regarding selected financial data of the Company is incorporated herein by reference to the inside front cover of the 1994 Annual Report to Stockholders.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     Management's discussion and analysis of financial condition and results of operations is incorporated herein by reference to the President's Letter, the Analysis of Results and Key Financial Items on pages 2 through 5 and 18 through 26 of the 1994 Annual Report to Stockholders.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The consolidated financial statements of Lydall, Inc. and its subsidiaries and the supplementary quarterly financial information are incorporated by reference to pages 27 through 31 and 41 of the 1994 Annual Report to Stockholders.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     There have been no disagreements with the Company's independent public accountants on accounting and financial disclosure.


                                   PART III
                                   --------

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     Information regarding the directors of Lydall is incorporated by reference to the definitive Proxy Statement of Lydall to be filed with the Commission relating to its Annual Meeting of stockholders to be held on May 10, 1995. Information regarding the executive officers and other significant employees of the Company is contained on pages 10 and 11 of this report.

Item 11.  EXECUTIVE COMPENSATION.

     Information regarding the compensation of Lydall's directors and executive officers is incorporated by reference to the definitive Proxy Statement of Lydall to be filed with the Commission relating to its Annual Meeting of stockholders to be held on May 10, 1995, excluding the Compensation and Stock Option Committee Report to Stockholders found on pages 12 through 14, and the comparative performance graph located on page 15, therein.


Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     Information regarding beneficial ownership of the common stock by certain beneficial owners and by management of the Company is incorporated by reference to the definitive Proxy Statement of Lydall to be filed with the Commission relating to its Annual Meeting of stockholders to be held on May 10, 1995.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Information regarding certain relationships and related transactions with management is incorporated by reference to the definitive Proxy Statement of Lydall to be filed with the Commission relating to its Annual Meeting of stockholders to be held on May 10, 1995.

                                    PART IV
                                    -------

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

          a)1) The following consolidated financial statements of Lydall, Inc. and its subsidiaries are found in and are incorporated by reference to the Annual Report to Stockholders for the year ended December 31, 1994:

                                                                         Annual
                                                                         Report
                                                                         Pages
                                                                         ------
Consolidated Income Statements--Years ended December 31, 1994,
  1993, and 1992                                                            27

Consolidated Balance Sheets--December 31, 1994 and 1993                  28 - 29

Consolidated Statements of Cash Flows--
  Years ended December 31, 1994, 1993, and 1992                             30

Consolidated Statements of Changes in Stockholders'
  Equity--Years ended December 31, 1994, 1993, and 1992                     31

Notes to Consolidated Financial Statements                               32 - 41

Report of Independent Accountants                                           42


a)2)  Financial Statement Schedule:

                                                                          10-K
                                                                          Pages
                                                                          -----
Report and Consent of Independent Accountants                               19

Schedule II--Valuation and Qualifying Accounts--
Years ended December 31, 1994, 1993, and 1992.                              20


     All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or are presented in the notes to financial statements, and therefore have been omitted.

     With the exception of the consolidated financial statements and the accountants' report thereon listed in the above index, the information referred to in Items 2, 5, 6 and 7 and the supplementary quarterly financial information referred to in Item 8, all of which is included in the 1994 Annual Report to Stockholders of the Company and incorporated by reference into this Form 10-K Annual Report, the 1994 Annual Report to Stockholders is not to be deemed "filed" as part of this report.

a)3)   Exhibits included herein:

  3.1 Amended and Restated Certificate of Incorporation of the registrant dated May 12, 1993, (filed as Exhibit 3.1 to the registrants Annual Report on Form 10-K dated March 28, 1994 and incorporated herein by this reference).

  3.2 Bylaws of the registrant (filed as Exhibit 3.2 to the registrant's Registration Statement on Form 8-B dated October 16, 1987, and incorporated herein by this reference).

  4.1 Certain long-term debt instruments, each representing indebtedness in an amount equal to less than 10 percent of the registrant's total consolidated assets, have not been filed as exhibits to this Annual Report on Form 10-K. The registrant hereby undertakes to file these instruments with the Commission upon request.

 10.1* Lydall, Inc. 1978 Long-Term Incentive Compensation Plan (filed as Exhibit
       4.4 to the registrant's Registration Statement on Form S-8 dated March 18, 1988 (Reg. No. 33-20777), and incorporated herein by this reference).

 10.2* Amended and restated, Lydall, Inc. 1982 Stock Incentive Compensation
       Plan, amended through May 14, 1991 (filed as Exhibit 10.6 to the registrant's Annual Report on Form 10-K dated March 26, 1992 and incorporated herein by this reference).

 10.3* Amended and restated, 1992 Stock Incentive Compensation Plan, dated May
       14, 1992, amended through May 11, 1994, filed herewith.

 10.4* Lydall, Inc. Senior Management Annual Incentive Compensation Plan (filed as Exhibit 3.5 to the registrant's Registration Statement on Form 8-B dated October 16, 1987, and incorporated herein by this reference).

 10.5* Lydall, Inc. Management Annual Incentive Compensation Plan (filed as
       Exhibit 3.6 to the registrant's Registration Statement on Form 8-B dated October 16, 1987, and incorporated herein by this reference).

 10.6* Employment Agreement with Leonard R. Jaskol dated March 1, 1995, filed herewith.

 10.7* Employment Agreement with John E. Hanley dated November 5, 1990 (filed as
       Exhibit 10.10 to the registrant's Annual Report on Form 10-K dated March 26, 1991 and incorporated herein by this reference).

 10.8* Employment Agreement with James P. Carolan dated November 5, 1990 (filed as Exhibit 10.12 to the registrant's Annual Report on Form 10-K dated March 26, 1991 and incorporated herein by this reference).

 10.9* Employment Agreement with Elliott F. Whitely dated November 5, 1990 (filed as Exhibit 10.13 to the registrant's Annual Report on Form 10-K dated March 26, 1991 and incorporated herein by this reference).

 10.10* Employment Agreement with Alan J. Gnann dated November 5, 1990 (filed as Exhibit 10.14 to the registrant's Annual Report on Form 10-K dated March 26, 1991 and incorporated herein by this reference).

 10.11* Employment Agreement with Raymond J. Lanzi dated November 5, 1990 (filed as Exhibit 10.15 to the registrant's Annual Report on Form 10-K dated March 26, 1991 and incorporated herein by this reference).

 10.12* Employment Agreement with Christopher R. Skomorowski dated February 6, 1992, filed as Exhibit 10.16 to the registrant's Annual Report on Form 10-K dated March 26, 1992 and incorporated herein by reference).

 10.13* Lydall, Inc. Board of Directors Deferred Compensation Plan effective January 1, 1991, (filed as Exhibit 10.17 to the registrant's Annual Report on Form 10-K dated March 26, 1991 and incorporated herein by this reference).

 10.14 Asset Purchase Agreement between Lydall Central, Inc. and Standard Packaging, Inc. (filed as Exhibit 2.1 to the registrant's Current Report on Form 8-K dated February 28, 1994 and incorporated herein by this reference).

 10.15 Asset Purchase Agreement between Lydall Eastern, Inc. and Riverwood International Georgia, Inc. (filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q dated August 10, 1994 and incorporated herein by this reference).

 11.1 Schedule of Computation of Weighted Average Common Shares and Equivalents Outstanding, filed herewith.

 13.1 Annual Report to Stockholders for the year ended December 31, 1994, filed herewith.

 21.1    List of subsidiaries of the registrant, filed herewith.

 23.1    Consent of Independent Public Accountants, filed herewith.

 24.1 Power of Attorney, dated March 20, 1995, authorizing Leonard R. Jaskol and/or John E. Hanley to sign this report on behalf of each member of the Board of Directors indicated therein, filed herewith.

 27.1    Financial Data Schedule, filed herewith.

         *Management contract or compensatory plan.

 b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the fourth quarter, 1994.

                                  SIGNATURES
                                  ----------

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lydall, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LYDALL, INC.


Date  March 20, 1995                   By Leonard R. Jaskol
    -------------------------            -------------------------
      March 20, 1995                     Leonard R. Jaskol
                                         Chairman and Chief
                                         Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of Lydall, Inc. in the capacities and on the dates indicated.

   Signature                   Title                              Date
   ---------                   -----                              ----

Leonard R. Jaskol       Chairman, Chief                        March 20, 1995
- ----------------------                                         --------------
Leonard R. Jaskol       Executive Officer and                  March 20, 1995
                        Director

John E. Hanley          Vice President-Finance                 March 20, 1995
- ----------------------                                         --------------
John E. Hanley          and Treasurer (Principal               March 20, 1995
                        Financial and Accounting Officer)

John E. Hanley                                                 March 20, 1995
- ----------------------                                         --------------
John E. Hanley                                                 March 20, 1995
Attorney-in-fact for:


     Lee A. Asseo                Director
     Paul S. Buddenhagen         Director
     James P. Carolan            Director
     Samuel P. Cooley            Director      (constituting in excess of
     W. Leslie Duffy             Director      a majority of the full Board
     William P. Lyons            Director      of Directors)
     Joel Schiavone              Director
     Christopher R. Skomorowski  Director
     Roger M. Widmann            Director
     Albert E. Wolf              Director

                       REPORT OF INDEPENDENT ACCOUNTANTS
                       ---------------------------------



To the Board of Directors and Stockholders of Lydall, Inc.:

Our report on the consolidated financial statements of Lydall, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 42 of the 1994 Annual Report to Stockholders of Lydall, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 15 of this Form 10-K.

In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.



                                    COOPERS & LYBRAND L.L.P.


Hartford, Connecticut
February 10, 1995

                                                                    EXHIBIT 23.1

                       CONSENT OF INDEPENDENT ACCOUNTANTS
                       ----------------------------------


We consent to the incorporation by reference in the registration statement of Lydall, Inc. on Form S-8 (File No. 33-68776) of our reports dated February 10, 1995, on our audits of the consolidated financial statements and financial statement schedule of Lydall, Inc. and Subsidiaries as of December 31, 1994 and 1993, and for the years ended December 31, 1994, 1993, and 1992, which reports are incorporated by reference from the Annual Report to Stockholders, and included, respectively, in this Annual Report on Form 10-K.


                                    COOPERS & LYBRAND L.L.P.


Hartford, Connecticut
March 27, 1995

                                                                     Schedule II
                         LYDALL, INC. AND SUBSIDIARIES
                         -----------------------------
                       VALUATION AND QUALIFYING ACCOUNTS
                       ---------------------------------
             FOR THE YEARS ENDED DECEMBER 31, 1994, 1993, AND 1992
             -----------------------------------------------------

$ thousands

                                                Additions
                                         -----------------------
                                                      Charged To
                                         Charged To     Other
                             Balance At  Costs and    Accounts -   Deductions -   Balance At
    Description              January 1   Expenses      Describe      Describe     December 31
    -----------              ----------  ----------   -----------  ------------   -----------
1994
- ----

Allowance for doubtful
  receivables                $1,126      $1,345        $   -         $(747)(1)      $1,724

Accumulated amortization
  of intangible assets        6,733         921            -          (130)(3)       7,524

Accrued reorganization           95          72            -           (10)(2)         157

Accrued environmental           954           -           90 (4)       (42)(2)       1,002

Accumulated amortization
  of goodwill                    34         482            -             -             516

1993
- ----
Allowance for doubtful
  receivables                $  808      $  340        $   -         $ (22)(1)      $1,126

Accumulated amortization
  of intangible assets (5)    5,822         911            -             -           6,733

Accrued reorganization           56          42            -            (3)(2)          95

Accrued environmental         1,003          67          (59)(4)       (57)(2)         954

Accumulated amortization
  of goodwill (5)                21          13            -             -              34

1992
- ----
Allowance for doubtful
  receivables                $  884      $   30        $   -         $(106)(1)      $  808

Accumulated amortization
  of intangible assets (5)    4,927         897            -            (2)(4)       5,822

Accrued reorganization           42          60            -           (46)(2)          56

Accrued environmental         1,063         298          (60)(4)      (298)(2)       1,003

Accumulated amortization
  of goodwill (5)                 9          12            -             -              21


Notes     (1): Uncollected receivables written off.
          (2): Disbursements of amounts previously accrued.
          (3): Write off of fully amortized asset.
          (4): Record foreign currency translation adjustments.
          (5): Prior year amounts have been adjusted to separately identify goodwill amortization from other intangibles.

                               INDEX TO EXHIBITS
                               -----------------

                                                                                       Page in
Exhibit                                                                              Sequentially
Number Description of Document                                                      Numbered Copy
- ------ -----------------------                                                      -------------
  3.1  Amended and Restated Certificate of Incorporation of the registrant dated
       May 12, 1993, (filed as Exhibit 3.1 to the registrants Annual Report on
       Form 10-K dated March 28, 1994 and incorporated herein by this reference).

  3.2  Bylaws of the registrant (filed as Exhibit 3.2 to the registrant's
       Registration Statement on Form 8-B dated October 16, 1987, and incorporated herein by this reference).

  4.1 Certain long-term debt instruments, each representing indebtedness in an amount equal to less than 10 percent of the registrant's total consolidated assets, have not been filed as exhibits to this Annual
       Report on Form 10-K. The registrant hereby undertakes to file these instruments with the Commission upon request.

 10.1  Lydall, Inc. 1978 Long-Term Incentive Compensation Plan (filed as Exhibit
       4.4 to the registrant's Registration Statement on Form S-8 dated March
       18, 1988 (Reg. No. 2-77176), and incorporated herein by this reference).

 10.2  Amended and restated, Lydall, Inc. 1982 Stock Incentive Compensation
       Plan, (filed as Exhibit 10.6 to the registrant's Annual Report on Form
       10-K dated March 26, 1992) amended through May 14, 1991, by this reference.

 10.3  Amended and restated 1992 Stock Incentive Compensation Plan, dated May
       14, 1992, amended through May 11, 1994, filed herewith.

 10.4 Lydall, Inc. Senior Management Annual Incentive Compensation Plan (filed as Exhibit 3.5 to the registrant's Registration Statement on Form 8-B dated October 16, 1987, and incorporated herein by this reference).

 10.5  Lydall, Inc. Management Annual Incentive Compensation Plan (filed as
       Exhibit 3.6 to the registrant's Registration Statement on Form 8-B dated
       October 16, 1987, and incorporated herein by this reference).


                               -----------------

                                                                                       Page in
Exhibit                                                                              Sequentially
Number Description of Document                                                       Numbered Copy
- ------ -----------------------                                                       -------------
 10.6  Employment Agreement with Leonard R. Jaskol dated March 1, 1995, filed herewith.

 10.7  Employment Agreement with John E. Hanley dated November 5, 1990 (filed as
       Exhibit 10.10 to the registrant's Annual Report on Form 10-K dated March
       26, 1991 and incorporated herein by this reference).

 10.8 Employment Agreement with James P. Carolan dated November 5, 1990 (filed as Exhibit 10.12 to the registrant's Annual Report on Form 10-K dated
       March 26, 1991 and incorporated herein by this reference).

 10.9  Employment Agreement with Elliott F. Whitely dated November 5, 1990
       (filed as Exhibit 10.13 to the registrant's Annual Report on Form 10-K dated March 26, 1991 and incorporated herein by this reference).

 10.10 Employment Agreement with Alan J. Gnann dated November 5, 1990 (filed as
       Exhibit 10.14 to the registrant's Annual Report on Form 10-K dated March
       26, 1991 and incorporated herein by this reference).

 10.11 Employment Agreement with Raymond J. Lanzi dated November 5, 1990 (filed as Exhibit 10.15 to the registrant's Annual Report on Form 10-K dated
       March 26, 1991 and incorporated herein by this reference).

 10.12 Employment Agreement with Christopher R. Skomorowski dated February 6,
       1992, (filed as Exhibit 10.16 to the registrant's Annual Report on Form
       10-K dated March 26, 1992 and incorporated herein by this reference).

 10.13 Lydall, Inc. Board of Directors Deferred Compensation Plan effective
       January 1, 1991, (filed as Exhibit 10.17 to the registrant's Annual
       Report on Form 10-K dated March 26, 1991 and incorporated herein by this reference).

 10.14 Asset Purchase Agreement between Lydall Central, Inc. and Standard
       Packaging, Inc. (filed as Exhibit 2.1 to the registrant's Current Report on Form 8-K dated February 28, 1994 and incorporated herein by this reference).

                               -----------------------------

                                                                                       Page in
Exhibit                                                                              Sequentially
Number  Description of Document                                                      Numbered Copy
- ------- -----------------------                                                      -------------
 10.15  Asset Purchase Agreement between Lydall Eastern, Inc. and Riverwood
        International Georgia, Inc. (filed as Exhibit 10.1 to the registrant's
        Quarterly Report on Form 10-Q dated August 10, 1994 and incorporated herein by this reference).

 11.1   Schedule of Computation of Weighted Average Common Shares and Equivalents
        Outstanding, filed herewith.

 13.1 Annual Report to Stockholders for the year ended December 31, 1994, filed herewith.

 21.1   List of subsidiaries of the registrant, filed herewith.

 23.1   Consent of Independent Public Accountants, filed herewith.

 24.1 Power of Attorney, dated March 20, 1995, authorizing Leonard R. Jaskol and/or John E. Hanley to sign this report on behalf of each member of the Board of Directors indicated therein, filed herewith.

 27.1   Financial Data Schedule, filed herewith.