Form 10-Q
period 1995-03-31
LYDALL INC /DE/
filed 1995-05-09
CIK 60977

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995

                                       OR

         [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM       TO

                         COMMISSION FILE NUMBER 1-7665

                               ----------------

                                  LYDALL, INC.
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                DELAWARE                               06-0865505
    (STATE OR OTHER JURISDICTION OF                 (I.R.S. EMPLOYER
     INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


     ONE COLONIAL RD., P.O.B. 151,                     06045-0151
        MANCHESTER, CONNECTICUT                        (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
                OFFICES)

                                 (203) 646-1233
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      NONE
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT.)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X   No __

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common stock $.10 par value per Share.
             Total shares outstanding May 2,1995                      8,626,065

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                  LYDALL, INC.

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
Part I. Financial Information
  Item 1. Financial Statements........................................
    Consolidated Condensed Balance Sheets.............................
    Consolidated Condensed Statements of Income.......................
    Consolidated Condensed Statements of Cash Flows...................
    Notes to Consolidated Condensed Financial Statements..............
  Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................
Part II. Other Information
  Item 6. Exhibits and Reports on Form 8-K............................
Signature.............................................................

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         LYDALL, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                           MARCH    DECEMBER 31,
                                                          31, 1995      1994
                                                          --------  ------------
                                                               (UNAUDITED)
                         ASSETS
Current assets:
  Cash and cash equivalents.............................. $ 14,862    $ 11,684
  Short-term investments.................................    3,503       2,904
  Accounts receivable, net...............................   34,539      31,825
  Inventories:
    Finished goods.......................................    7,424       5,423
    Work in process......................................    2,983       2,941
    Raw materials and supplies...........................    7,396       6,822
    LIFO reserve.........................................   (1,908)     (1,659)
                                                          --------    --------
  Total inventories......................................   15,895      13,527
  Prepaid expenses.......................................      604         662
  Deferred tax assets....................................    3,496       3,485
                                                          --------    --------
    Total current assets.................................   72,899      64,087
                                                          --------    --------
Property, plant and equipment, at cost...................   98,257      94,431
Less accumulated depreciation............................  (41,800)    (39,660)
                                                          --------    --------
                                                            56,457      54,771
Other assets, at cost, less amortization.................   16,913      17,755
                                                          --------    --------
                                                          $146,269    $136,613
                                                          ========    ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt...................... $  2,862    $  2,843
  Accounts payable.......................................   16,427      17,032
  Accrued payroll and other compensation.................    3,961       5,420
  Accrued taxes..........................................    3,960       2,196
  Other accrued liabilities..............................    7,293       5,773
                                                          --------    --------
    Total current liabilities............................   34,503      33,264
Long-term debt...........................................   10,083      10,607
Deferred tax liabilities.................................   12,252      11,752
Pensions and other long-term liabilities.................    4,933       4,763
Stockholders' equity:
  Preferred stock........................................      --          --
  Common stock...........................................    1,041       1,013
  Capital in excess of par value.........................   33,081      31,419
  Retained earnings......................................   61,329      56,023
  Pension liability adjustment...........................     (486)       (547)
  Foreign currency translation adjustment................    2,352       1,138
                                                          --------    --------
                                                            97,317      89,046
  Less: treasury stock, at cost..........................  (12,819)    (12,819)
                                                          --------    --------
    Total stockholders' equity...........................   84,498      76,227
                                                          --------    --------
                                                          $146,269    $136,613
                                                          ========    ========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                                 THREE MONTHS
                                                                ENDED MARCH 31,
                                                                ----------------
                                                                 1995     1994
                                                                -------  -------
                                                                  (UNAUDITED)
Net sales...................................................... $62,736  $48,116
Cost of sales..................................................  43,510   32,971
                                                                -------  -------
Gross margin...................................................  19,226   15,145
Selling, product development and administrative expenses.......  10,263    8,585
                                                                -------  -------
Operating income...............................................   8,963    6,560
Other (income) expense
  Investment (income) expense..................................    (232)     103
  Interest expense.............................................     264      260
  Other........................................................     224      171
                                                                -------  -------
                                                                    256      534
                                                                -------  -------
Income before income taxes.....................................   8,707    6,026
Income tax expense.............................................   3,401    2,498
                                                                -------  -------
Net income..................................................... $ 5,306  $ 3,528
                                                                =======  =======
Per-share amounts:
Net income per share........................................... $   .58  $   .40
                                                                =======  =======
Weighted average common stock and equivalents outstanding......   9,072    8,892
                                                                =======  =======

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                               THREE MONTHS
                                                             ENDED MARCH 31,
                                                             -----------------
                                                              1995      1994
                                                             -------  --------
                                                               (UNAUDITED)
Cash flows from operating activities:
  Net income................................................ $ 5,306  $  3,528
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation............................................   1,826     1,483
    Amortization............................................     382       274
    Changes in operating assets and liabilities:
      Accounts receivable...................................  (2,254)   (3,251)
      Inventories...........................................  (2,078)     (974)
      Other assets..........................................     526      (177)
      Accounts payable......................................    (884)    3,366
      Accrued taxes.........................................   1,690     2,276
      Accrued payroll and other compensation................  (1,492)   (1,207)
      Deferred income taxes.................................     190       203
      Other long-term liabilities...........................      13      (245)
      Other accrued liabilities.............................   1,485     1,723
                                                             -------  --------
    Total adjustments.......................................    (596)    3,471
                                                             -------  --------
Net cash provided by operating activities...................   4,710     6,999
                                                             -------  --------
Cash flows from investing activities:
  Purchase of assets of Columbus Operation..................     --    (15,000)
  Additions of property, plant & equipment..................  (2,179)     (565)
  Sale (purchase) of short-term investments, net............    (599)      412
  Disposals of property, plant & equipment, net.............       4        38
                                                             -------  --------
Net cash used for investing activities......................  (2,774)  (15,115)
                                                             -------  --------
Cash flows from financing activities:
  Long-term debt repayments.................................    (538)      (29)
  Issuance of common stock..................................   1,751        40
                                                             -------  --------
Net cash provided by financing activities...................   1,213        11
                                                             -------  --------
Effect of exchange rate changes on cash.....................      29        41
                                                             -------  --------
Increase (decrease) in cash and cash equivalents............   3,178    (8,064)
Cash and cash equivalents at beginning of period............  11,684    13,820
                                                             -------  --------
Cash and cash equivalents at end of period.................. $14,862  $  5,756
                                                             =======  ========
Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
  Interest.................................................. $   149  $      7
  Income taxes..............................................   1,716       551
Non-cash transactions:
  Note issued to purchase assets of Columbus Operation......     --      2,250
  Reclassification of short-term investment to long-term,
   net......................................................     --        538

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying consolidated condensed financial statements include the accounts of Lydall, Inc. and its wholly owned subsidiaries. All financial information is unaudited for interim periods reported. All significant intercompany transactions have been eliminated in the consolidated condensed financial statements. Management believes that all adjustments, which include only normal recurring accruals, necessary to present a fair statement of the financial position and results of the periods have been included. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. Earnings per common share are based on the weighted average number of common shares outstanding during the period, including the effect of stock options, stock awards and warrants where such effect would be dilutive. Fully diluted earnings per share are not presented since the dilution is not material.

3. In the mid-1980's, the United States Environmental Protection Agency ("EPA") notified a former subsidiary of the Company that it and other entities may be potentially responsible in connection with the release of hazardous substances at a landfill and property located adjacent to a landfill located in Michigan City, Indiana. The two sites have been combined and are viewed by the EPA as one site. The preliminary indication, based on the Site Steering Committee's volumetric analysis, is that the alleged contribution to the waste volume at the site of the plant once owned by a former subsidiary is approximately 0.434 percent of the total volume. The portion of the 0.434 percent specifically attributable to the former subsidiary by the current operator of the plant is approximately 0.286 percent.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

  For the first quarter ended March 31, 1995, sales were $62.7 million compared with $48.1 million for the same quarter last year, a 30-percent increase. Net income was $5.3 million compared with $3.5 million, an increase of 51 percent. On a per-share basis, the Company earned $.58 in the first quarter of 1995 compared with $.40 in the same period last year, representing a 45-percent increase in earnings per share.

  Demand was strong in most of the Company's markets. Although acquisitions were a positive factor in the quarter, two-thirds of the sales growth came from increased sales in established operations. Also, international sales grew by 28 percent in the quarter compared with the same period last year. There was particularly strong growth in the materials-handling slipsheet business both domestically and overseas. The acquisition of a complementary slipsheet business in Jacksonville, Florida last year has expanded Lydall's position in this market.

  Sales of high-efficiency air filtration media continued to be robust both domestically and abroad. As planned, the manufacture of certain grades of these media at the French facility has proven to be advantageous to the Company in this strong market.

  Thermal barrier products also contributed to internal growth. New-product sales of all-metal automotive heat shields contributed significantly to the sales growth in the quarter, as did increased sales of cryogenic insulation products. The demand for cryogenic vessels is growing and Lydall is gaining market share as the insulating technology moves towards the Company's preferred lightweight, multilayered materials. Additionally, the Company will continue to see growth from the battery insulator product line, particularly in the second half of this year when 1996 models go into production.

  Sales and net income for the first quarter 1995 included a full quarter's results from both the Jacksonville, Florida and Columbus, Ohio Operations which were acquired during 1994. First quarter 1994 results included only one month of results from the Columbus Operation and no results from the Jacksonville Operation which was acquired in late June 1994.

  Gross margin in the first quarter of 1995 was $19.2 million, or 30.6 percent of sales, and return on sales was 8.5 percent. This compares with a gross margin in the first quarter of 1994 of $15.1 million or 31.5 percent of sales, and a return on sales of 7.3 percent. As reported in 1994, acquisitions continued to negatively affect gross margins. Gross margins for the quarter ended March 31, 1995 would have been 33.0 percent without the effect of the 1994 acquisitions. However, the Company made progress during the quarter in improving margins at the recently acquired operations and expects to continue to bring these margins in line with the company-wide average through 1995 and into 1996.

  Selling, product development and administrative expenses were 16.4 percent of sales for the quarter ended March 31, 1995 compared with 17.8 percent of sales for the quarter ended March 31, 1994. The Company anticipates that these expenses will remain at the 16 to 17 percent level through the end of the year.

  The Company's effective income tax rate decreased to 39.1 percent in the quarter versus 41.5 percent in 1994. This reduction in tax rates is due to several factors including stronger export sales resulting in a favorable Foreign Sales Corporation benefit and the settlement of Internal Revenue Service audits which were more favorable than expected.

LIQUIDITY AND CAPITAL RESOURCES:

  Lydall generated operating cash flow of nearly $11 million in the first quarter of 1995. As of March 31, 1995, cash, cash equivalents and short-term investments were $18.4 million and working capital was $38.4 million. The current ratio increased to 2.11, and total debt to total capitalization decreased to 13 percent. Capital expenditures of approximately $2 million were funded during the quarter. Increased levels of accounts receivable and inventories are directly attributable to higher sales levels. The aging of accounts receivable has not deteriorated from December 1994 levels.

  During the month of April 1995, the Company repaid $2.2 million in long-term debt, made the semi-annual interest payment and funded quarterly federal and state income taxes and pension payments. The above payments were made with cash from operations. The Company expects to continue to finance its day-to-day operating needs from accumulated cash plus net cash from operations.

  Lydall continues to actively seek strategic acquisitions and to reinvest in the Company with the primary focus on the ongoing comprehensive quality program.

PART II. OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

     10.1 --Employment Agreement with John E. Hanley dated March 10, 1995, filed herewith.

     10.2 --Employment Agreement with James P. Carolan dated March 10, 1995, filed herewith.

     10.3 --Employment Agreement with Elliott F. Whitely dated March 10, 1995, filed herewith.

     10.4 --Employment Agreement with Alan J. Gnann dated March 10, 1995, filed herewith.

     10.5 --Employment Agreement with Raymond J. Lanzi dated March 10, 1995, filed herewith.

     10.6  --Employment Agreement with Christopher R. Skomorowski dated March
             10, 1995, filed herewith.

     10.7 --Employment Agreement with William J. Rankin dated March 10, 1995, filed herewith.

     10.8 --Employment Agreement with Carole F. Butenas dated March 10, 1995, filed herewith.

     10.9 --Employment Agreement with Mona G. Estey dated March 10, 1995, filed herewith.

     10.10 --Employment Agreement with Mary Adamowicz dated March 10, 1995, filed herewith.

     11.1 --Schedule of Computation of Weighted Average Shares Outstanding, filed herewith.

  (b) Reports on Form 8-K

      The Company did not file any reports on Form 8-K during the three months ended March 31, 1995.

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Lydall, Inc. (Registrant)

                                          By __________________________________
                                                      JOHN E. HANLEY
                                                  Vice President-Finance
                                                       and Treasurer
                                                 (Principal Financial and
                                                    Accounting Officer)

May 9, 1995

                                  LYDALL, INC.

                               INDEX TO EXHIBITS

 EXHIBIT
   NO.
 -------
  10.1   Employment Agreement with John E. Hanley dated March 10, 1995, filed herewith.
  10.2   Employment Agreement with James P. Carolan dated March 10, 1995, filed herewith.
  10.3   Employment Agreement with Elliott F. Whitely dated March 10,
         1995, filed herewith.
  10.4   Employment Agreement with Alan J. Gnann dated March 10, 1995, filed herewith.
  10.5   Employment Agreement with Raymond J. Lanzi dated March 10, 1995, filed herewith.
  10.6   Employment Agreement with Christopher R. Skomorowski dated March
         10, 1995, filed herewith.
  10.7   Employment Agreement with William J. Rankin dated March 10,
         1995, filed herewith.
  10.8   Employment Agreement with Carole F. Butenas dated March 10,
         1995, filed herewith.
  10.9   Employment Agreement with Mona G. Estey dated March 10, 1995, filed herewith.
  10.10  Employment Agreement with Mary Adamowicz dated March 10, 1995, filed herewith.
  11.1   Schedule of Computation of Weighted Average Shares Outstanding,
         filed herewith.