Form 10-Q
period 1995-06-30
LYDALL INC /DE/
filed 1995-08-11
CIK 60977

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1995

                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER 1-7665

                               ----------------

                                 LYDALL, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              06-0865505
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


   ONE COLONIAL ROAD, P. O. BOX 151,                 06045-0151
        MANCHESTER, CONNECTICUT                      (ZIP CODE)
 (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)


                                (203) 646-1233
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                     NONE
  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                   REPORT.)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No ___

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

            Common stock $.10 par value per share.
           Total shares outstanding August 8, 1995                 17,255,356

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                  LYDALL, INC.

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
Part I. Financial Information
  Item 1. Financial Statements
    Consolidated Condensed Balance Sheets.............................     2
    Consolidated Condensed Statements of Income.......................   3-4
    Consolidated Condensed Statements of Cash Flows...................     5
    Notes to Consolidated Condensed Financial Statements..............     6
  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................   6-8
Part II. Other Information
  Item 4. Submission of Matters to a Vote of Security Holders.........     8
  Item 6. Exhibits and Reports on Form 8-K............................     8
Signature.............................................................     9

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         LYDALL, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          JUNE 30,  DECEMBER 31,
                                                            1995        1994
                                                          --------  ------------
                                                               (UNAUDITED)
                         ASSETS
Current assets:
  Cash and cash equivalents.............................. $ 16,554    $ 11,684
  Short-term investments.................................    3,117       2,904
  Accounts receivable, net...............................   35,220      31,825
  Inventories:
    Finished goods.......................................    7,426       5,423
    Work in process......................................    3,478       2,941
    Raw materials and supplies...........................    8,584       6,822
    LIFO reserve.........................................   (2,103)     (1,659)
                                                          --------    --------
  Total inventories......................................   17,385      13,527
  Prepaid expenses.......................................      845         662
  Deferred tax asset.....................................    3,496       3,485
                                                          --------    --------
    Total current assets.................................   76,617      64,087
                                                          --------    --------
Property, plant and equipment, at cost...................  100,253      94,431
Less accumulated depreciation............................  (43,069)    (39,660)
                                                          --------    --------
                                                            57,184      54,771
Other assets, at cost, less amortization.................   16,572      17,755
                                                          --------    --------
                                                          $150,373    $136,613
                                                          ========    ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt...................... $  2,865    $  2,843
  Accounts payable.......................................   17,345      17,032
  Accrued payroll and other compensation.................    5,215       5,420
  Accrued taxes..........................................      978       2,196
  Other accrued liabilities..............................    8,422       5,773
                                                          --------    --------
    Total current liabilities............................   34,825      33,264
Long-term debt...........................................    7,839      10,607
Deferred tax liabilities.................................   12,442      11,752
Pensions and other long-term liabilities.................    4,954       4,763
Stockholders' equity:
  Preferred stock........................................      --          --
  Common stock...........................................    2,083       1,013
  Capital in excess of par value.........................   32,070      31,419
  Retained earnings......................................   67,201      56,023
  Pension liability adjustment...........................     (504)       (547)
  Foreign currency translation adjustment................    2,282       1,138
                                                          --------    --------
                                                           103,132      89,046
  Less: treasury stock, at cost..........................  (12,819)    (12,819)
                                                          --------    --------
    Total stockholders' equity...........................   90,313      76,227
                                                          --------    --------
                                                          $150,373    $136,613
                                                          ========    ========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                           --------------------
                                                             1995       1994
                                                           ---------  ---------
                                                               (UNAUDITED)
Net sales................................................  $  65,552  $  53,556
Cost of sales............................................     45,528     37,509
                                                           ---------  ---------
Gross margin.............................................     20,024     16,047
Selling, product development and administrative expenses.     10,456      8,864
                                                           ---------  ---------
Operating income.........................................      9,568      7,183
Other (income) expense
  Investment income......................................       (198)       (71)
  Interest expense.......................................        191        255
  Other, net.............................................        (54)       541
                                                           ---------  ---------
                                                                 (61)       725
                                                           ---------  ---------
Income before income taxes...............................      9,629      6,458
Income tax expense.......................................      3,757      2,700
                                                           ---------  ---------
Net income...............................................  $   5,872  $   3,758
                                                           =========  =========
Net income per common and common equivalent share*.......  $     .32  $     .21
                                                           =========  =========
Weighted average common stock and equivalents outstand-
 ing*....................................................     18,293     17,898
                                                           =========  =========

- --------
* 1994 restated to reflect a two-for-one stock split distributed June 21, 1995.

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                              SIX MONTHS ENDED
                                                                  JUNE 30,
                                                              ------------------
                                                                1995      1994
                                                              --------  --------
                                                                 (UNAUDITED)
Net sales.................................................... $128,288  $101,672
Cost of sales................................................   89,038    70,480
                                                              --------  --------
Gross margin.................................................   39,250    31,192
Selling, product development and administrative expenses.....   20,719    17,449
                                                              --------  --------
Operating income.............................................   18,531    13,743
Other (income) expense
  Investment (income), expense...............................     (430)       32
  Interest expense...........................................      455       515
  Other, net.................................................      170       712
                                                              --------  --------
                                                                   195     1,259
                                                              --------  --------
Income before income taxes...................................   18,336    12,484
Income tax expense...........................................    7,158     5,198
                                                              --------  --------
Net income................................................... $ 11,178  $  7,286
                                                              ========  ========
Net income per common and common equivalent share*........... $    .61  $    .41
                                                              ========  ========
Weighted average common stock and equivalents outstanding*...   18,218    17,841
                                                              ========  ========

- --------
* 1994 restated to reflect a two-for-one stock split distributed June 21, 1995.

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                             -----------------
                                                              1995      1994
                                                             -------  --------
                                                               (UNAUDITED)
Cash flows from operating activities:
  Net income................................................ $11,178  $  7,286
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation............................................   3,687     3,087
    Amortization............................................     763       650
    Changes in operating assets and liabilities, excluding
     effects from acquisitions:
      Accounts receivable...................................  (2,992)   (3,484)
      Inventories...........................................  (3,593)     (468)
      Other assets..........................................     282        55
      Accounts payable......................................      43     2,975
      Accrued taxes.........................................  (1,285)      (64)
      Accrued payroll and other compensation................    (232)     (187)
      Deferred income taxes.................................     384       407
      Other long-term liabilities...........................      65      (215)
      Other accrued liabilities.............................   2,614     2,247
                                                             -------  --------
    Total adjustments.......................................    (264)    5,003
                                                             -------  --------
Net cash provided by operating activities...................  10,914    12,289
                                                             -------  --------
Cash flows from investing activities:
  Purchase of assets of Columbus and Jacksonville Opera-
   tions....................................................     --    (16,836)
  Additions of property, plant & equipment..................  (5,228)   (1,708)
  Purchase of short-term investments, net...................    (208)   (1,852)
  Disposals of property, plant & equipment, net.............     380       100
                                                             -------  --------
Net cash used for investing activities......................  (5,056)  (20,296)
                                                             -------  --------
Cash flows from financing activities:
  Long-term debt repayments.................................  (2,777)   (2,260)
  Issuance of common stock..................................   1,721       268
                                                             -------  --------
Net cash used for financing activities......................  (1,056)   (1,992)
                                                             -------  --------
Effect of exchange rate changes on cash.....................      68        78
                                                             -------  --------
Increase (decrease) in cash and cash equivalents............   4,870    (9,921)
Cash and cash equivalents at beginning of period............  11,684    13,820
                                                             -------  --------
Cash and cash equivalents at end of period.................. $16,554  $  3,899
                                                             =======  ========
Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
  Interest.................................................. $   550  $    489
  Income taxes..............................................   8,007     5,365
Non-cash transactions:
  Note issued to purchase assets of Columbus operation......     --      2,250
  Reclassification of short-term investments to long-term,
   net......................................................     --      1,988
  Effect on Additional Paid in Capital and Common Stock for
   stock split effected in the form of a stock dividend.....   1,041       --

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

3. In the mid-1980's, the United States Environmental Protection Agency ("EPA") notified a former subsidiary of the Company that it and other entities may be potentially responsible in connection with the release of hazardous substances at a landfill and property located adjacent to a landfill located in Michigan City, Indiana. The two sites have been combined and are viewed by the EPA as one site. The preliminary indication, based on the Site Steering Committees volumetric analysis, is that the alleged contribution to the waste volume at the site of the plant once owned by a former subsidiary is approximately 0.434 percent of the total volume. The portion of the 0.434 percent specifically attributable to the former subsidiary by the current operator of the plant is approximately
   0.286 percent.

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

   During the quarter ended September 30, 1994, the Company learned that the EPA recently completed its Record of Decision ("ROD") for the Michigan site and has estimated the total cost of remediation to be between $17 million and $22 million. In June of 1995, the Company and its former subsidiary were sued in the Northern District of Indiana by another prp seeking contribution. Based on the alleged contribution of its former subsidiary to the site, the Company's alleged total exposure of less than $100 thousand has been accrued. Management believes the ultimate disposition of this matter will not have a material adverse effect upon the Company's consolidated financial position or results of operations.

4. On May 10, 1995, the Board of Directors of Lydall declared a two-for-one stock split effected in the form of a stock dividend. The record date for the stock split was May 24, 1995. The distribution of common shares was made on June 21, 1995. To record the effect of the stock split $1.0 million was reclassified from Capital in Excess of Par Value to Common Stock. Share and per share amounts prior to the 1995 stock split have been restated to reflect the two-for-one stock split.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS:

  For the second quarter ended June 30, 1995, sales were $65.6 million compared with $53.6 million for the same quarter last year, a 22 percent increase. Net income was $5.9 million, or $.32 a share compared with $3.8 million, or $.21 a share--a 56 percent increase in net income with a 52 percent increase in earnings per share. After-tax return on sales for the quarter was a record 9 percent compared with 7 percent for the same period last year.

  Sales for the six months ended June 30, 1995 were $128.3 million compared with $101.7 million for the same period in 1994--up 26 percent. Net income was $11.2 million, or $.61 per share, for the six months ended June 30, 1995 compared with net income of $7.3 million, or $.41 per share, for the same period in 1994--a 53 percent increase in net income, while earnings per share increased by 49 percent. Return on sales, after tax, for the six months ended June 30, 1995 was 8.7 percent compared with 7.2 percent for the corresponding period ended June 30, 1994.

  Sales and net income for all of 1995 included results from both the Jacksonville, Florida and Columbus, Ohio Operations which were acquired during 1994. Results for 1994 included only four months of results from the Columbus Operation and no results from the Jacksonville Operation, which was acquired at the end of June.

  Gross margins remained relatively constant, between 30 and 31 percent, for the three months and six months ended June 30, 1995 and 1994.

  Lydall continued to do well in all of its markets. International sales growth, including foreign and exports, continued to outpace overall sales growth and was up 37 percent in the second quarter compared with the same quarter last year. The materials-handling business remained strong, both domestically and overseas. Sales of high-efficiency air filtration media have also been strong around the world. Lydall's facility in France increased its production of air filtration media during the period both for consumption in Europe and for export to the United States. Global capacity is particularly significant to Lydall in this important market.

  Thermal barrier products sold to the automotive market continued to perform well. Lydall has not experienced any slowdown in automotive sales which are driven by increasing heat management applications. Also, a significant portion of the heat-shield business is in sport-utility vehicles, vans, and light-duty trucks, sales of which are growing steadily. In addition, Lydall's battery insulating program is on target, and this product is now approved for virtually every Ford vehicle, including 1996 and 1997 models.

  In other thermal areas, growth in industrial applications, particularly sales of commercial building materials and architectural components was strong. Demand for cryogenic insulating products also continued at a strong pace.

  Selling, new product development and administrative expenses increased 18.7% in the first six months of the year versus the same period in 1994. As a percentage of sales however, these expenses decreased to 16.2% in 1995 from 17.2% in 1994. The Company anticipates that these expenses will remain at the 16 to 17 percent level through the end of the year.

  During the second quarter, Lydall received certain tangible and intangible assets as a result of a mediated settlement between the Company and Baxter Healthcare. Included in Other Income, the amount of the settlement and details are confidential under the terms of the agreement. Although this ends the relationship with Baxter, development of Lydall's leukocyte depletion media continues. Hemasure, Inc. announced that its LeukoNet Pre-Storage Leukoreduction Filtration System, which incorporates Lydall's media, has been cleared for marketing by the U.S. Food and Drug Administration. The Company does not expect the Hemasure announcement to have a material impact on 1995 results.

  The Company's effective tax rate decreased due to several factors including stronger export sales resulting in a favorable Foreign Sales Corporation benefit and the settlement of Internal Revenue Service audits.

  The Internal Revenue Service is currently examining Lydall's federal income tax returns for 1990 through 1992. Management believes that the ultimate resolution of the examinations will not have a material effect upon the consolidated earnings and financial position of the Company. Tax assessments, if any, as a result of the examination are expected to be funded by cash balances or cash generated from operations.

LIQUIDITY AND CAPITAL RESOURCES:

  On June 30, 1995, Lydall closed with $19.7 million in cash, cash equivalents and short-term investments compared with $14.6 million at December 31, 1994. During the first six months of 1995, the Company repaid $3.3 million of long term debt and accrued interest. This payment, along with normal payments for taxes and capital expenditures, was made with cash generated from operations and cash on hand. Increased levels of accounts receivable and inventories are directly attributable to higher sales levels.

  Operating cash flow (earnings before taxes, interest expense and investment income or expense plus depreciation and amortization) was $11.9 million in the quarter bringing operating cash flow year-to-date to $22.8 million. This compares to $8.6 million for the quarter and $16.8 million year to date in 1994. The current ratio increased to 2.20 from 1.93; total debt to total capitalization was .11 versus .15; and debt to equity was .12 versus .18 when comparing June 30, 1995 with December 31, 1994, respectively.

  The Company expects to continue to finance its day to day operating needs from accumulated cash plus cash from operations.

  Lydall continues to actively seek strategic acquisitions and to reinvest in the Company with the primary focus on the ongoing comprehensive quality program.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company's Annual Meeting of Stockholders was held on May 10, 1995. In addition to the election of directors, stockholders approved an Amendment to the Certificate of Incorporation to increase the number of authorized common stock shares.

  The proposals were approved by the stockholders as follows:

                                                             WITHHOLD   BROKER
                                      FOR    AGAINST ABSTAIN AUTHORITY NONVOTES
                                   --------- ------- ------- --------- --------
1. Approval of amendment to the
   Certificate of Incorporation..  6,111,086 445,426 36,241      --      --
2. Election of Nominees to the
   Board of Directors
   Lee A. Asseo..................  6,574,474     --     --    18,279     --
   Paul S. Buddenhagen...........  6,574,474     --     --    18,279     --
   Carole F. Butenas.............  6,574,474     --     --    18,279     --
   Samuel P. Cooley..............  6,574,474     --     --    18,279     --
   W. Leslie Duffy...............  6,567,447     --     --    25,306     --
   Leonard R. Jaskol.............  6,574,474     --     --    18,279     --
   William P. Lyons..............  6,568,482     --     --    24,271     --
   William J. Rankin.............  6,574,474     --     --    18,279     --
   Joel Schiavone................  6,567,155     --     --    25,598     --
   Roger M. Widmann..............  6,574,474     --     --    18,279     --
   Albert E. Wolf................  6,568,482     --     --    24,271     --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

     11.1 --Schedule of Computation of Weighted Average Shares Outstanding
     27.1 --Financial Data Schedule

  (b) Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the quarter ended June 30, 1995.

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Lydall, Inc. (Registrant)

                                                    /s/ John E. Hanley
                                          By __________________________________
                                                      JOHN E. HANLEY
                                                  Vice President-Finance
                                                       and Treasurer
                                                 (Principal Financial and
                                                    Accounting Officer)
August 8, 1995

                                 LYDALL, INC.
                               Index to Exhibits

Exhibit
No.                                                           Page
- -------                                                       ----

11.1    Schedule of Computation of Weighted Average
        Shares Outstanding