Form 10-Q
period 1995-09-30
LYDALL INC /DE/
filed 1995-11-13
CIK 60977

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-Q

[X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995

                                      OR

[_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
                             EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER 1-7665

                               ----------------

                                 LYDALL, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              06-0865505
                                                  (I.R.S. EMPLOYER
    (STATE OR OTHER JURISDICTION OF              IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

   ONE COLONIAL ROAD, P. O. BOX 151,                 06045-0151
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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---     ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common stock $.10 par value per share.
         Total shares outstanding November 8, 1995  17,289,988

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  LYDALL, INC.

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
Part I. Financial Information
  Item 1. Financial Statements
    Consolidated Condensed Balance Sheets.............................     2
    Consolidated Condensed Statements of Income.......................   3-4
    Consolidated Condensed Statements of Cash Flows...................     5
    Notes to Consolidated Condensed Financial Statements..............     6
  Item 2. Management's Discussion and Analysis of Financial Condition
        and Results of Operations.....................................   7-8
Part II. Other Information
  Item 6. Exhibits and Reports on Form 8-K............................     8
Signature.............................................................     9

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         LYDALL, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1995          1994
                                                      ------------- ------------
                                                             (UNAUDITED)
                       ASSETS
Current assets:
  Cash and cash equivalents..........................   $ 22,417      $ 11,684
  Short-term investments.............................      2,993         2,904
  Accounts receivable, net...........................     35,769        31,825
  Inventories:
    Finished goods...................................      6,450         5,423
    Work in process..................................      3,724         2,941
    Raw materials and supplies.......................      7,910         6,822
    LIFO reserve.....................................     (2,420)       (1,659)
                                                        --------      --------
  Total inventories..................................     15,664        13,527
  Prepaid expenses...................................        769           662
  Deferred tax asset.................................      3,503         3,485
                                                        --------      --------
    Total current assets.............................     81,115        64,087
                                                        --------      --------
Property, plant and equipment, at cost...............    103,293        94,431
Less accumulated depreciation........................    (44,763)      (39,660)
                                                        --------      --------
                                                          58,530        54,771
Other assets, at cost, less amortization.............     15,733        17,755
                                                        --------      --------
                                                        $155,378      $136,613
                                                        ========      ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt..................   $  2,866      $  2,843
  Accounts payable...................................     17,457        17,032
  Accrued payroll and other compensation.............      5,341         5,420
  Accrued taxes......................................      1,538         2,196
  Other accrued liabilities..........................      6,934         5,773
                                                        --------      --------
    Total current liabilities........................     34,136        33,264
Long-term debt.......................................      7,794        10,607
Deferred tax liabilities.............................     12,931        11,752
Pensions and other long-term liabilities.............      4,873         4,763
Stockholders' equity:
  Preferred stock....................................        --            --
  Common stock.......................................      2,084         1,013
  Capital in excess of par value.....................     32,156        31,419
  Retained earnings..................................     72,648        56,023
  Pension liability adjustment.......................       (485)         (547)
  Foreign currency translation adjustment............      2,060         1,138
                                                        --------      --------
                                                         108,463        89,046
  Less: treasury stock, at cost......................    (12,819)      (12,819)
                                                        --------      --------
    Total stockholders' equity.......................     95,644        76,227
                                                        --------      --------
                                                        $155,378      $136,613
                                                        ========      ========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           --------------------
                                                             1995       1994
                                                           ---------  ---------
                                                               (UNAUDITED)
Net sales................................................  $  61,487  $  54,446
Cost of sales............................................     42,572     38,058
                                                           ---------  ---------
Gross margin.............................................     18,915     16,388
Selling, product development and administrative expenses.      9,643      9,329
                                                           ---------  ---------
Operating income.........................................      9,272      7,059
Other (income) expense
  Investment income......................................       (288)       (95)
  Interest expense.......................................        200        240
  Other, net.............................................        123        309
                                                           ---------  ---------
                                                                  35        454
                                                           ---------  ---------
Income before income taxes...............................      9,237      6,605
Income tax expense.......................................      3,790      2,727
                                                           ---------  ---------
Net income...............................................  $   5,447  $   3,878
                                                           =========  =========
Net income per common and common equivalent share*.......  $     .30  $     .21
                                                           =========  =========
Weighted average common stock and equivalents
 outstanding*............................................     18,418     18,057
                                                           =========  =========

--------
* 1994 restated to reflect a two-for-one stock split distributed June 21, 1995.

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)

                            NINE MONTHS ENDED
                              SEPTEMBER 30,
                            ------------------
                              1995      1994
                            --------  --------
                               (UNAUDITED)
Net sales.................  $189,775  $156,118
Cost of sales.............   131,610   108,538
                            --------  --------
Gross margin..............    58,165    47,580
Selling, product
 development and
 administrative expenses..    30,362    26,778
                            --------  --------
Operating income..........    27,803    20,802
Other (income) expense
  Investment income.......      (718)      (63)
  Interest expense........       655       755
  Other, net..............       293     1,021
                            --------  --------
                                 230     1,713
                            --------  --------
Income before income
 taxes....................    27,573    19,089
Income tax expense........    10,948     7,925
                            --------  --------
Net income................  $ 16,625  $ 11,164
                            ========  ========
Net income per common and
 common equivalent share*.  $    .91  $    .62
                            ========  ========
Weighted average common
 stock and equivalents
 outstanding*.............    18,285    17,913
                            ========  ========

--------
* 1994 restated to reflect a two-for-one stock split distributed June 21, 1995.

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            ------------------
                                                              1995      1994
                                                            --------  --------
                                                               (UNAUDITED)
Cash flows from operating activities:
 Net income................................................ $ 16,625  $ 11,164
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation.............................................    5,602     4,752
  Amortization.............................................    1,134     1,033
  Changes in operating assets and liabilities, excluding
   effects from acquisition:
   Accounts receivable.....................................   (3,585)   (6,420)
   Inventories.............................................   (1,922)   (1,512)
   Other assets............................................      378       404
   Accounts payable........................................      191     5,009
   Accrued taxes...........................................     (715)      130
   Accrued payroll and other compensation..................     (102)      774
   Deferred income taxes...................................      906       613
   Other long-term liabilities.............................        9      (127)
   Other accrued liabilities...............................    1,136     3,280
                                                            --------  --------
 Total adjustments.........................................    3,032     7,936
                                                            --------  --------
Net cash provided by operating activities..................   19,657    19,100
Cash flows from investing activities:
 Purchase of assets of Columbus and Jacksonville
  Operations...............................................      --    (16,843)
 Additions of property, plant & equipment..................   (8,726)   (5,072)
 Disposals of property, plant & equipment, net.............      406       561
 (Purchase) Sale of short-term investments, net............      382    (2,162)
                                                            --------  --------
Net cash used for investing activities.....................   (7,938)  (23,516)
                                                            --------  --------
Cash flows from financing activities:
 Long-term debt repayments.................................   (2,816)   (2,691)
 Issuance of common stock..................................    1,808       341
                                                            --------  --------
Net cash used for financing activities.....................   (1,008)   (2,350)
                                                            --------  --------
Effect of exchange rate changes on cash....................       22       135
                                                            --------  --------
(Decrease) Increase in cash and cash equivalents...........   10,733    (6,631)
Cash and cash equivalents at beginning of period...........   11,684    13,820
                                                            --------  --------
Cash and cash equivalents at end of period................. $ 22,417  $  7,189
                                                            ========  ========
Supplemental schedule of cash flow information:
 Cash paid during the period for:
  Interest................................................. $    556  $    536
  Income taxes.............................................   10,977     7,437
 Non-cash transactions:
  Note issued to purchase assets of Columbus operation.....      --      2,250
  Reclassification between short-term and long-term
   investments, net........................................      447     1,966
  Effect on Additional Paid in Capital and Common Stock for
   stock split effected in the form of a stock dividend....    1,041       --

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

             NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying consolidated condensed financial statements include the accounts of Lydall, Inc. and its wholly owned subsidiaries. All financial information is unaudited for interim periods reported. All significant intercompany transactions have been eliminated in the consolidated condensed financial statements. Management believes that all adjustments, which include only normal recurring accruals, necessary to present a fair statement of the financial position and results of the periods have been included. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. Certain prior year information has been reclassified to conform with the current year presentation format with no impact on net income or working capital.

2. Earnings per common share are based on the weighted average number of common shares outstanding during the period, including the effect of stock options, stock awards and warrants where such effect would be dilutive. Fully diluted earnings per share are not presented since the dilution is not material.

3. In the mid-1980's, the United States Environmental Protection Agency ("EPA") notified a former subsidiary of the Company that it and other entities may be potentially responsible in connection with the release of hazardous substances at a landfill and property located adjacent to a landfill located in Michigan City, Indiana. The two sites have been combined and are viewed by the EPA as one site. The preliminary indication, based on the Site Steering Committee's volumetric analysis, is that the alleged contribution to the waste volume at the site of the plant once owned by a former subsidiary is approximately 0.434 percent of the total volume. The portion of the 0.434 percent specifically attributable to the former subsidiary by the current operator of the plant is approximately
   0.286 percent of the total waste volume at the site.

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

   During the quarter ended September 30, 1994, the Company learned that the EPA recently completed its Record of Decision ("ROD") for the Michigan City site and has estimated the total cost of remediation to be between $17 million and $22 million. In June of 1995, the Company and its former subsidiary were sued in the Northern District of Indiana by the insurer of the current operator of the former subsidiary's plant, seeking contribution. Based on the alleged contribution of its former subsidiary to the site, the Company's alleged total exposure of less than $100 thousand has been accrued.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  For the third quarter ended September 30, 1995, sales were $61.5 million compared with $54.4 million for the same quarter last year, a 13 percent increase. Net income was $5.4 million compared with $3.9 million--up 40 percent. On a per-share basis, the Company earned $.30 in the third quarter of 1995 compared with $.21 in the same period last year--a 43 percent increase. Gross margin in the quarter was $18.9 million, or 30.8 percent of sales, and after-tax return on sales was 8.9 percent. For the 1994 period, gross margin was $16.4 million, or 30.1 percent of sales, and after-tax return on sales was
7.1 percent.

  Sales for the nine months ended September 30, 1995, were $189.8 million compared with $156.1 million-- up 22 percent. Net income was $16.6 million, or $.91 per share, compared with $11.2 million, or $.62 per share--a 47 percent increase in earnings per share. Gross margin was $58.2 million, or 30.6 percent of sales, for the nine months ended September 30, 1995, and the after-tax return on sales was 8.8 percent. For the 1994 nine-month period, gross margin was $47.6 million, or 30.5 percent of sales, and the after-tax return on sales was 7.2 percent.

  Sales and net income for all of 1995 included results from both the Jacksonville, Florida and Columbus, Ohio Operations which were acquired during 1994. Results for 1994 included seven months of results from the Columbus Operation and three months from the Jacksonville Operation.

  Selling, new product development and administrative expenses increased 13.4% in the first nine months of the year versus the same period in 1994. As a percentage of sales however, these expenses decreased to 16.0% in 1995 from 17.2% in 1994. The Company anticipates that these expenses will remain at approximately 16 percent through the end of the year.

  Despite a slight slowing of economic growth, demand was steady in most of our markets. International sales, up by 29 percent year-to-date, continued to outpace the growth of domestic sales during the quarter. We saw solid growth in our materials-handling slipsheet and thermal barrier businesses. In the thermal area, sales for automotive and cryogenic applications were particularly strong.

  Sales of high-efficiency air filtration media continued to be robust both domestically and abroad fueled by the intensity of the semiconductor market. Capital spending in the industry is the highest it has ever been and is forecast to stay at these levels through 1997. This, together with the increasing use of clean rooms in more and more industrial applications, bode well for future growth of Lydall's air filtration product line.

  During the second quarter, Lydall received certain tangible and intangible assets as a result of a mediated settlement between the Company and Baxter Healthcare. The amount of the settlement and details are confidential under the terms of the agreement and are recorded in other income. Although this ends the relationship with Baxter, development of Lydall's leukocyte depletion media continues. Hemasure, Inc. announced that its LeukoNet Pre-Storage Leukoreduction Filtration System, which incorporates Lydall's media, has been cleared for marketing by the U. S. Food and Drug Administration. The Company does not expect the Hemasure announcement to have a material impact on 1995 results.

  During the third quarter 1995, the French government enacted a tax increase which had the effect of increasing our Axohm Division's tax rate from 33.3 percent to 36.6 percent, effective January 1, 1995. Domestic U.S. rates were reduced during the year due to several factors including stronger export sales resulting in a favorable Foreign Sales Corporation benefit and the settlement of Internal Revenue Service audits. The effect of these events resulted in an estimated ongoing effective rate of approximately 39.0 percent for the Company.

LIQUIDITY AND CAPITAL RESOURCES:

  On September 30, 1995, Lydall closed with $25.4 million in cash, cash equivalents and short-term investments compared with $14.6 million at December 31, 1994. During the first nine months of 1995, the Company repaid $3.4 million of long term debt and accrued interest. This payment, along with normal payments for taxes and capital expenditures, was made with cash generated from operations and cash on hand. Increased levels of accounts receivable and inventories are directly attributable to higher sales levels.

  Operating cash flow (earnings before taxes, interest expense and investment income or expense plus depreciation and amortization) was $11.4 million in the quarter bringing operating cash flow year-to-date to $34.2 million. This compares to $8.8 million for the quarter and $25.6 million year to date in 1994. The current ratio increased to 2.38 from 1.93; total debt to total capitalization was .10 versus .15; and debt to equity was .11 versus .18 when comparing September 30, 1995 with December 31, 1994, respectively.

  The Company expects to continue to finance its day to day operating needs from accumulated cash plus cash from operations.

  Lydall continues to actively seek strategic acquisitions and to reinvest in the Company with the primary focus on the ongoing comprehensive quality program.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

      4.1 --Amendment of Incorporation of Lydall, Inc. dated August 14, 1995,
            (filed as Exhibit 3.1 to the registrants Annual Report on Form 10K dated March 28, 1994, and incorporated herein by this reference).
      4.2 --Bylaws of Lydall Inc. (filed as Exhibit 3.2 to the registrant's
            Registration Statement on Form 8-B dated October 16, 1987 and incorporated herein by this reference).
     11.1 --Schedule of Computation of Weighted Average Shares Outstanding
     27.1 --Financial Data Schedule

  (b) Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the three months ended September 30, 1995.

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Lydall, Inc.
                                            (Registrant)

                                                    /s/ John E. Hanley
                                          By __________________________________
                                                     JOHN E. HANLEY
                                        Vice President--Finance and Treasurer
                                    (Principal Accounting and Financial Officer)
November 9, 1995

                                 LYDALL, INC.
                               Index to Exhibits

Exhibit No.                                                             Page No.
-----------                                                             --------

 4.1    Amendment of Incorporation of Lydall, Inc.                         14

11.1    Schedule of Computation of Weighted Average Shares Outstanding     16