Form 10-K405
period 1995-12-31
LYDALL INC /DE/
filed 1996-03-29
CIK 60977

===============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1995


                                      OR

  [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE    SECURITIES
     EXCHANGE ACT OF 1934 (NO FEE REQUIRED)

                   FOR THE TRANSITION PERIOD FROM     TO

                        COMMISSION FILE NUMBER: 1-7665

                               ----------------


                                 LYDALL, INC.

            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              06-0865505
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

    ONE COLONIAL ROAD, MANCHESTER,                   06045-0151
              CONNECTICUT                            (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

      REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (860) 646-1233

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:


                                             NAME OF EACH EXCHANGE
       TITLE OF EACH CLASS                    ON WHICH REGISTERED
       -------------------                   ---------------------
   Common Stock, $.10 par value             New York Stock Exchange

                               ----------------

  INDICATE BY CHECK MARK WHETHER THE REGISTRANT (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS. YES [X] NO [_]

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [X]

  On March 18, 1996, the aggregate market value of the Registrant's voting stock held by nonaffiliates was $356,743,387.

  On March 18, 1996, there were 17,393,626 shares of Common Stock outstanding, exclusive of treasury shares.
                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts I and II incorporate certain information by reference from the Annual Report to Stockholders for the year ended December 31, 1995. Part III incorporates information by reference from the definitive Proxy Statement to be distributed in connection with the Registrant's Annual Meeting of Stockholders to be held on May 15, 1996.

===============================================================================

                                    PART I

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

  At mid-range temperatures Lytherm nonwovens are patented layered composites of either organic and inorganic fibers or fiber- and-metal-foil combinations which are used as thermal barriers in medium- and light-duty trucks, vans, sport utility vehicles, and cars. An acquisition made in early 1994 contributed to the growth of thermal barrier sales. This acquisition also expanded the Company's product offerings to include all-metal and metal-and-fiber-combination automotive heat shields.

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

  Sales of thermal barriers approximated 36 percent of the Company's sales for 1995, 34 percent of sales for 1994, and 24 percent of sales for 1993. Thermal barrier sales increased 27 percent in 1995 over 1994 activity. Increases can be primarily attributable to new products including battery covers and all-metal shields, as well as a full year of activity at the Columbus Operation which was acquired during 1994.

 Filtration Media

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

  Lydall's line of fabricated medical filter components are sold under the trademark Lypore(R) and are widely used in blood filtration devices, such as cardiotomy reservoirs which filter the blood supply of an open-heart surgery patient during the operation, and autotransfusion filters used to filter blood collected from a patient before surgery or from an injured patient. This product line also includes a leukocyte filtration media used in devices that separate blood components.

  In addition, Lydall produces liquid filtration media used primarily in high-efficiency hydraulic oil and lubrication oil elements for off-road vehicles, trucks, and heavy equipment. These products are also sold under the Lypore trademark.

  Sales of filtration media increased to 22 percent of sales for 1995 compared with 20 percent and 24 percent of sales for 1994 and 1993, respectively. The overall sales of filtration media increased 27 percent in 1995 from that of 1994. This increase was fueled by new construction of clean-room facilities for a growing number of applications and Lydall's capability to successfully transfer production of certain grades to the Axohm Division. Management expects sales of filtration media to continue to grow with additional production transfer to Axohm and strong market demand for the product.

 Materials Handling

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

  Sales of these products approximated 15 percent of 1995 total sales as compared with 14 percent and 15 percent of 1994 and 1993 total sales, respectively. Total materials-handling sales continued to increase, growing by 29 percent in 1995. This exceptional growth is attributable to a full year's sales at the Jacksonville plant, which was acquired in 1994, as well as a torrid sales pace for the first half of the year. It is expected this business will continue to grow; however, it is not expected to represent an increasing percentage of Lydall's total sales, absent any acquisition activity.

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

  A significiant portion of the 1995 electrical insulation sales were derived from foreign operations. There are no anticipated operating risks related to foreign investment law, expropriation, inflation effects or availability of material, labor and energy. The Company's foreign and domestic operations limit currency and foreign exchange transaction risks by completing transactions primarily in their functional currencies.

  Sales of electrical insulation products were approximately 7 percent of total sales in 1995, 8 percent in 1994, and 10 percent in 1993. Actual sales increased in 1995 by 4 percent over 1994 levels. The dynamic growth of the thermal barrier and filtration businesses in 1995 accounts for the decline of sales of electrical products as a percent of total sales. The gradual decline in this market results from lower demand for automotive battery separator materials and a shift in the battery separator technology, favoring different materials than those used by the Company. As Lydall has expected, these changes have had an impact on European separator sales. The Company has successfully been replacing electrical products with new products in air filtration at the foreign facility.

 Other Products and Services

  Lydall maintains a transportation operation which brokers and/or hauls freight for and between Lydall plants as well as for outside customers. In addition, the Company manufactures paperboard products used in games and packaging, specialty gasketing materials, and fiberboard shoe insole materials. Lydall also produces a wood replacement material made from recycled newsprint and cardboard which is currently being made into writing instruments. Sales of all other products and services approximated 20 percent of the Company's sales in 1995, and 24 percent in 1994, and 27 percent in 1993.

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

  The working capital requirements of the Company are financed primarily from operations. No significant portion of Lydall's business is seasonal. Lydall maintains levels of inventory and grants credit terms which are normal within the industries it serves. The Company uses a wide range of raw materials in the manufacturing of its products and was able to obtain all the raw materials needed during 1995. The majority of these materials are available from a variety of suppliers who can be substituted if necessary.

  Thirty-three percent of Lydall's total sales in 1995 were to the world-wide automotive market compared to thirty-one percent in 1994. Lydall's automotive sales are sold to various customers including parts suppliers, thermal insulation fabricators, air-bag manufacturers and original equipment manufacturers for use in a variety of models and applications. Sales to Ford Motor Company represented 13.7 percent of Lydall's total sales in 1995, and no other single customer accounted for more than 10 percent of total sales.

  Lydall invested $6.2 million in 1995, $5.5 million in 1994, and $4.8 million in 1993, respectively, on activities to develop new products and special manufacturing processes or to improve existing products. Most of Lydall's investment in research and development is application specific; very little is pure research. There were no significant customer-sponsored research and development activities during the past three years.

  Lydall's backlog was $28.0 million at December 31, 1995, $24.5 million at December 31, 1994 and $13.7 million at December 31, 1993. Lydall expects to fill its backlog of 1995 orders during the first quarter of 1996. Backlog at February 29, 1996 was $29.7 million. The increased backlog over prior year levels is primarily due to increased demand for both filtration and thermal barrier products. There are no seasonal aspects to this backlog.

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

  As of March 1, 1996, Lydall and its subsidiaries had 1,233 employees, including foreign employees. Approximately 179 of the domestic employees are represented by eight unions under contracts expiring between November 1997 and November 1999. Lydall considers its employee relationships to be satisfactory, and there have not been any actual or threatened work stoppages due to union related activities. All employees at the Company's facility in France are covered under a National Collective Bargaining Agreement.

  Foreign and export sales were 22 percent of total sales in 1995 and 21 percent in 1994 and 1993. Export sales are concentrated primarily in Europe, the Far East, Mexico, and Canada and were $38.9 million, $30.7 million, and $21.7 million in 1995, 1994 and 1993, respectively.

  Foreign sales were $17.0 million, $14.4 million and $12.3 million for the years ended December 31, 1995, 1994, and 1993, respectively. For the year ended December 31, 1995, the foreign facility earned $127 thousand excluding the effect of a statutory tax rate increase on deferred tax balances which negatively impacted income by $292 thousand. For the years ended December 31, 1994 and 1993, net income was $192 thousand and $57 thousand, respectively. Total foreign assets were $20.4 million and $19.5 million at December 31, 1995 and 1994, respectively.

ITEM 2. PROPERTIES

  The principal properties of the Company and its subsidiaries are situated at the following locations and have the following characteristics:

                                                              APPROXIMATE AREA
                                                             ------------------
                                          GENERAL             LAND   BUILDINGS
              LOCATION                  DESCRIPTION          (ACRES) (SQ. FEET)
              --------                  -----------          ------- ----------
   1 Manchester,                Warehouse Facilities......     2.0     25,000
      Connecticut
   2 Manchester,                Paperboard Manufacturing..    11.6     70,500
      Connecticut
   3 Covington,                 Composite Materials
      Tennessee                 Manufacturing.............    26.0    155,000
   4 Richmond,                  Laminated Kraft
      Virginia                  Manufacturing.............     5.0    104,000
   5 Rochester,                 Specialty Paper
      New Hampshire             Manufacturing.............    18.0    131,000
   6 Hoosick Falls,             Composite Materials
      New York                  Manufacturing.............    11.0    129,000
   7 Hamptonville,              Nonwoven Materials
      North Carolina            Manufacturing.............    35.2     85,000
   8 Green Island,              Specialty Paper
      New York                  Manufacturing &
                                Warehouse.................     6.3    270,000
   9 Manchester,                Corporate Office and
      Connecticut               Computer Center...........     4.5     20,000
  10 Rockwell,                  Fabricating Facility......    11.5     51,000
      North Carolina
  11 Saint-Rivalain en Melrand, Specialty Paper
      France                    Manufacturing.............    14.3    156,000
  12 Columbus,                  Fabricating Facility......     9.0     80,000
      Ohio
  13 Jacksonville,              Laminated Kraft
      Florida                   Manufacturing.............     --      52,000

  Properties numbered 4, 10, 12, and 13, are being leased; all others are owned. For information with respect to obligations for lease rentals and owned property, see the Notes to the Consolidated Financial Statements of the Company included in the 1995 Annual Report to Stockholders, which are incorporated herein by reference. Lydall considers its properties to be suitable and adequate for its present needs. The properties are being fully utilized. In addition to the properties listed above, the Company has several additional leases for sales offices and warehouses in the United States and overseas.

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

  There are over 800 potentially responsible parties ("prp") which have been identified by the Site Steering Committee. Of these, 38, not including the Company's former subsidiary, are estimated to have contributed over 80 percent of the total waste volume at the site. These prp's include Fortune 500 companies, public utilities, and the State of Indiana. The Company believes that, in general, these parties are financially solvent and should be able to meet their obligations at the site. The Company has reviewed the financial statements and Dun and Bradstreet reports on several of these prp's, and based on these financial reports, does not believe Lydall will have any material additional volume attributed to it for reparation of this site due to insolvency of other PRP's.

  During the quarter ended September 30, 1994, the Company learned that the EPA had completed its Record of Decision ("ROD") for the Michigan site and has estimated the total cost of remediation to be between $17 million and $22 million. Based on the alleged volumetric contribution of its former subsidiary to the site, and on the EPA's estimated remediation costs, Lydall's alleged total exposure would be less than $100 thousand, which has been accrued. In June of 1995, the Company and its former subsidiary were sued in the Northern District of Indiana by the insurer of the current operator of the former subsidiary's plant seeking contribution. No demand has been formally made in this matter, however, the Company believes it has several defenses to the action.

  Management believes the ultimate disposition of this matter will not have a material adverse effect upon the Company's consolidated financial position or results of operations.

  On March 19, 1996, patent litigation brought by ATD Corporation ("ATD") against Lydall in the United States District Court for the Eastern District of Michigan Southern Division was concluded with all of ATD's claims for damages being denied. An eight-member jury decided in favor of Lydall in the lawsuit filed by ATD alleging patent infringement of two ATD patents for all-metal insulators by Lydall's all-metal automotive heat shields.

  In June 1995, ATD filed an amended complaint against Lydall, Inc. alleging that the Company willfully infringed ATD's patents, both literally and under the Doctrine of Equivalents. ATD sought as relief for Lydall's alleged infringement both an injunction and damages. Lydall vigorously contested this action and filed a counterclaim to invalidate ATD's patents.

  On January 9, 1996, a decision on the parties' cross motions for summary judgment was entered. The Court ruled that Lydall's all-metal shield products did not literally infringe ATD's patents and gave the issue of equivalency, i.e., the degree to which Lydall's products are different from ATD's products, to a jury to decide. The Court also gave the issue of validity of ATD's patents to the jury. Shortly before trial began, the Court ruled that Lydall did not willfully infringe.

  The trial began on February 21, 1996 and concluded on March 19, 1996. The jury decided in favor of Lydall on the issue of infringement of the patents involved in the suit on all but one claim of one of the two patents. With respect to that claim, the jury had voted seven to one for noninfringement, but because a unanimous vote was required, the judge declared the jury deadlocked. The jury found that key claims which formed the basis of both of ATD's patents to be invalid. In view of the jury's decisions in Lydall's favor, ATD's claim for damages was denied.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  There were no matters submitted to a vote of security holders during the fourth quarter of 1995.

EXECUTIVE OFFICERS AND OTHER SIGNIFICANT EMPLOYEES OF THE REGISTRANT:

  The name, age, current position, and other business experience since January 1, 1991 of each executive officer of the Company are listed on the following page. Leonard R. Jaskol, John E. Hanley, Carole F. Butenas, Alan J. Gnann and Mary Adamowicz are elected annually at the organizational meeting of the Board of Directors. All others are appointed by the President and Chief Executive Officer for an indefinite period. There are no family relationships among executive officers or other significant employees.

                                                                   OTHER BUSINESS
                                                                  EXPERIENCE SINCE
       NAME          AGE               TITLE                            1991
       ----          ---               -----                      ----------------
Leonard R. Jaskol     59 Chairman of the Board (since       N/A
                         1991) President and Chief
                         Executive Officer (since 1988)
John E. Hanley        39 Vice President--Finance and        Lydall, Inc. Treasurer and
                         Treasurer (since 1992)             Controller
Carole F. Butenas     53 Vice-President--Investor           N/A
                         Relations (since 1991) Director
                         (1995)
Alan J. Gnann         46 Vice President--Corporate          President--Manning Nonwovens
                         Development (since 1993)           Division
Mary Adamowicz        35 General Counsel and Secretary      N/A
                         (since 1991)
Raymond S. Lanzi      57 Division President (since 1979)    N/A
Elliott F. Whitely    52 Division President (since 1987)    N/A
James P. Carolan      53 Division President (since 1993)    President--Lydall
                         Director (1994)                    International
William J. Rankin     42 Division President (since 1992)    General Manager--Lydall
                         Director (1995)                    Express
Christopher R.        42 Division President (since 1990)    N/A
 Skomorowski             Director (1994)
John J. Worthington   47 Division President (since 1996)    General Manager, W. R. Grace
                                                            and Specialty Paperboard,
                                                            Inc.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Information regarding the common stock of the Company and recent market prices of such stock, the cash dividend policy, and the approximate number of holders of common stock, is incorporated herein by reference to pages 22, 31, 32 and 41 of the 1995 Annual Report to Stockholders.

ITEM 6. SELECTED FINANCIAL DATA.

  Information regarding selected financial data of the Company is incorporated herein by reference to the inside front cover of the 1995 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Management's discussion and analysis of financial condition and results of operations is incorporated herein by reference to the President's Letter, the Analysis of Results and Key Financial Items on pages 3 through 7 and 14 through 22 of the 1995 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The consolidated financial statements of Lydall, Inc. and its subsidiaries and the supplementary quarterly financial information are incorporated by reference to pages 23 through 27 and 34 of the 1995 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There have been no disagreements with the Company's independent public accountants on accounting and financial disclosure.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding the directors of Lydall is incorporated by reference to the definitive Proxy Statement of Lydall to be filed with the Commission relating to its Annual Meeting of stockholders to be held on May 15, 1996. Information regarding the executive officers and other significant employees of the Company is contained on pages 7 and 8 of this report.

ITEM 11. EXECUTIVE COMPENSATION.

  Information regarding the compensation of Lydall's directors and executive officers is incorporated by reference to the definitive Proxy Statement of Lydall to be filed with the Commission relating to its Annual Meeting of stockholders to be held on May 15, 1996, excluding the Compensation and Stock Option Committee Report to Stockholders found on pages 10 through 13, and the comparative performance graph located on page 14, therein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding beneficial ownership of the common stock by certain beneficial owners and by management of the Company is incorporated by reference to the definitive Proxy Statement of Lydall to be filed with the Commission relating to its Annual Meeting of stockholders to be held on May 15, 1996.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information regarding certain relationships and related transactions with management is incorporated by reference to the definitive Proxy Statement of Lydall to be filed with the Commission relating to its Annual Meeting of stockholders to be held on May 15, 1996.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  a) 1) The following consolidated financial statements of Lydall, Inc. and its subsidiaries are found in and are incorporated by reference to the Annual Report to Stockholders for the year ended December 31, 1995:

                                                                         ANNUAL
                                                                         REPORT
                                                                         PAGES
                                                                         ------
Consolidated Income Statements--Years ended December 31, 1995, 1994,
 and 1993..............................................................     23
Consolidated Balance Sheets--December 31, 1995 and 1994................  24-25
Consolidated Statements of Cash Flows--Years ended December 31, 1995,
 1994, and 1993........................................................     26
Consolidated Statements of Changes in Stockholders' Equity--Years ended
 December 31, 1995, 1994, and 1993.....................................     27
Notes to Consolidated Financial Statements.............................  28-38
Report of Independent Accountants......................................     39

  a) 2) Financial Statement Schedule:

                                                                          10-K
                                                                          PAGES
                                                                          -----
Report and Consent of Independent Accountants...........................  13-14
Schedule II--Valuation and Qualifying Accounts--Years ended December 31,
 1995, 1994, and 1993...................................................     15

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or are presented in the notes to financial statements, and therefore have been omitted.

  With the exception of the consolidated financial statements and the accountants' report thereon listed in the above index, the information referred to in Items 2, 5, 6 and 7 and the supplementary quarterly financial information referred to in Item 8, all of which is included in the 1995 Annual Report to Stockholders of the Company and incorporated by reference into this Form 10-K Annual Report, the 1995 Annual Report to Stockholders is not to be deemed "filed" as part of this report.

  a) 3) Exhibits included herein:

 3.1   Amended and Restated Certificate of Incorporation of the registrant dated August
       14, 1995, (filed as Exhibit 4.1 to the registrants Quarterly Report on Form 10-Q dated November 9, 1995 and incorporated herein by this reference).
 3.2   Bylaws of the registrant (filed as Exhibit 3.2 to the registrant's Registration
       Statement on Form 8-B dated October 16, 1987, and incorporated herein by this reference).
 4.1   Certain long-term debt instruments, each representing indebtedness in an amount equal to less than 10 percent of the registrant's total consolidated assets, have not been filed as exhibits to this Annual Report on Form 10-K. The registrant hereby undertakes to file these instruments with the Commission upon request.
10.1*  Lydall, Inc. 1978 Long-Term Incentive Compensation Plan (filed as Exhibit 4.4 to the registrant's Registration Statement on Form S-8 dated March 18, 1988 (Reg. No.
       33-20777), and incorporated herein by this reference).
10.2*  Amended and restated, Lydall, Inc. 1982 Stock Incentive Compensation Plan, amended through May 14, 1991 (filed as Exhibit 10.6 to the registrant's Annual Report on
       Form 10-K dated March 26, 1992 and incorporated herein by this reference).
10.3*  Amended and restated, 1992 Stock Incentive Compensation Plan, dated May 14, 1992, amended through May 11, 1994, (filed as Exhibit 10.3 to the registrant's Annual
       Report on Form 10-K dated March 27, 1995, and incorporated hereby by this reference).
10.4*  Lydall, Inc. Senior Management Annual Incentive Compensation Plan (filed as Exhibit
       3.5 to the registrant's Registration Statement on Form 8-B dated October 16, 1987, and incorporated herein by this reference).
10.5*  Lydall, Inc. Management Annual Incentive Compensation Plan (filed as Exhibit 3.6 to the registrant's Registration Statement on Form 8-B dated October 16, 1987, and incorporated herein by this reference).
10.6*  Employment Agreement with Leonard R. Jaskol dated March 1, 1995, (filed as Exhibit
       10.6 to the registrant's Annual Report on Form 10-K dated March 20, 1995, and incorporated hereby by this reference).
10.7*  Employment Agreement with John E. Hanley dated March 10, 1995, (filed as Exhibit
       10.1 to the registrant's Quarterly Report on Form 10-Q dated May 9, 1995 and incorporated herein by this reference).

10.8*   Employment Agreement with James P. Carolan dated March 10, 1995 (filed as Exhibit
        10.2 to the registrant's Quarterly Report on Form 10-Q dated May 9, 1995 and incorporated herein by this reference).
10.9*   Employment Agreement with Elliott F. Whitely dated March 10, 1995 (filed as Exhibit
        10.3 to the registrant's Quarterly Report on Form 10-Q dated May 9, 1995 and incorporated herein by this reference).
10.10*  Employment Agreement with Alan J. Gnann dated March 10, 1995 (filed as Exhibit 10.4 to the registrant's Quarterly Report on Form 10-Q dated May 9, 1995 and incorporated herein by this reference).
10.11*  Employment Agreement with Raymond J. Lanzi dated March 10, 1995 (filed as Exhibit
        10.5 to the registrant's Quarterly Report on Form 10-Q dated May 9, 1995 and incorporated herein by this reference).
10.12*  Employment Agreement with Christopher R. Skomorowski dated March 10, 1995 (filed as
        Exhibit 10.6 to the registrant's Quarterly Report on Form 10-Q dated May 9, 1995 and incorporated herein by this reference).
10.13*  Employment Agreement with William J. Rankin dated March 10, 1995 (filed as Exhibit
        10.7 to the registrant's Quarterly Report on Form 10-Q dated May 9, 1995 and incorporated herein by this reference).
10.14*  Employment Agreement with Carole F. Butenas dated March 10, 1995 (filed as Exhibit
        10.8 to the registrant's Quarterly Report on Form 10-Q dated May 9, 1995 and incorporated herein by this reference).
10.15*  Employment Agreement with Mona G. Estey dated March 10, 1995 (filed as Exhibit 10.9 to the registrant's Quarterly Report on Form 10-Q dated May 9, 1995 and incorporated herein by this reference).
10.16*  Employment Agreement with Mary Adamowicz dated March 10, 1995 (filed as Exhibit
        10.10 to the registrant's Quarterly Report on Form 10-Q dated May 9, 1995 and incorporated herein by this reference).
10.17*  Lydall, Inc. Board of Directors Deferred Compensation Plan effective January 1,
        1991, (filed as Exhibit 10.17 to the registrant's Annual Report on Form 10-K dated
        March 26, 1991 and incorporated herein by this reference).
10.18   Asset Purchase Agreement between Lydall Central, Inc. and Standard Packaging, Inc.
        (filed as Exhibit 2.1 to the registrant's Current Report on Form 8-K dated February
        28, 1994 and incorporated herein by this reference).
10.19   Asset Purchase Agreement between Lydall Eastern, Inc. and Riverwood International
        Georgia, Inc. (filed as Exhibit 10.1 to the registrant's Quarterly Report on Form
        10-Q dated August 10, 1994 and incorporated herein by this reference).
10.20*  Lydall, Inc. Supplemental Executive Retirement Plan effective January 1, 1994, filed herewith.
11.1    Schedule of Computation of Weighted Average Common Shares and Equivalents
        Outstanding, filed herewith.
13.1    Annual Report to Stockholders for the year ended December 31, 1995, filed herewith.
21.1    List of subsidiaries of the registrant, filed herewith.
23.1    Consent of Independent Public Accountants, filed herewith.
24.1    Power of Attorney, dated March 13, 1996, authorizing Leonard R. Jaskol and/or John
        E. Hanley to sign this report on behalf of each member of the Board of Directors indicated therein, filed herewith.
27.1    Financial Data Schedule, filed herewith.

--------
* Management contract or compensatory plan.

  b) Reports on Form 8-K:

  No reports on Form 8-K were filed during the fourth quarter, 1995.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, LYDALL, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          LYDALL, INC.

                                                 /s/ Leonard R. Jaskol
Date: March 27, 1996                      By __________________________________
                                                     LEONARD R. JASKOL
                                                       CHAIRMAN AND
                                                  CHIEF EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF LYDALL, INC. IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE
              ---------                        -----                 ----

      /s/ Leonard R. Jaskol            Chairman, Chief          March 27, 1996
-------------------------------------   Executive Officer
          LEONARD R. JASKOL             and Director

       /s/ John E. Hanley              Vice President--Finance  March 27, 1996
-------------------------------------   and Treasurer
           JOHN E. HANLEY               (Principal Financial
                                        and Accounting Officer)

       /s/ John E. Hanley                                       March 27, 1996
-------------------------------------
           JOHN E. HANLEY

       ATTORNEY-IN-FACT FOR:

        /s/ Lee A. Asseo               Director*                March 27, 1996
-------------------------------------
            LEE A. ASSEO

     /s/ Paul S. Buddenhagen           Director*                March 27, 1996
-------------------------------------
         PAUL S. BUDDENHAGEN

      /s/ Carole F. Butenas            Director*                March 27, 1996
-------------------------------------
          CAROLE F. BUTENAS

      /s/ Samuel P. Cooley             Director*                March 27, 1996
-------------------------------------
          SAMUEL P. COOLEY

       /s/ W. Leslie Duffy             Director*                March 27, 1996
-------------------------------------
           W. LESLIE DUFFY

      /s/ William P. Lyons             Director*                March 27, 1996
-------------------------------------
          WILLIAM P. LYONS

      /s/ William J. Rankin            Director*                March 27, 1996
-------------------------------------
          WILLIAM J. RANKIN

       /s/ Joel Schiavone              Director*                March 27, 1996
-------------------------------------
           JOEL SCHIAVONE

      /s/ Roger M. Widmann             Director*                March 27, 1996
-------------------------------------
          ROGER M. WIDMANN

       /s/ Albert E. Wolf              Director*                March 27, 1996
-------------------------------------
           ALBERT E. WOLF

*(constituting in excess of a majority of the full Board of Directors)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lydall, Inc.:

  Our report on the consolidated financial statements of Lydall, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 39 of the 1995 Annual Report to Stockholders of Lydall, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 10 of this Form 10-K.

  In our opinion, the financial statement schedules referred to above, when considered in relation to the basic financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

                                          Coopers & Lybrand L.L.P.

Hartford, Connecticut
February 9, 1996 except for
the Subsequent Event footnote,
for which the date is
March 19, 1996

                                                                   EXHIBIT 23.1

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We consent to the incorporation by reference in the registration statement of Lydall, Inc. on Form S-8 (File No. 33-93768) of our reports dated February 9, 1996, except as to the information presented in the Subsequent Event footnote, for which the date is March 19, 1996, on our audits of the consolidated financial statements and financial statement schedule of Lydall, Inc., and Subsidiaries as of December 31, 1995 and 1994, and for the years ended December 31, 1995, 1994 and 1993, which reports are incorporated by reference from the Annual Report to Stockholders, and included, respectively, in this Annual Report on Form 10-K.

                                          Coopers & Lybrand L.L.P.

Hartford, Connecticut
March 27, 1996

                                                                     SCHEDULE II

                         LYDALL, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1995, 1994, AND 1993

$ THOUSANDS                                ADDITIONS
-----------                          ---------------------
                                                CHARGED TO
                                     CHARGED TO   OTHER
                          BALANCE AT COSTS AND  ACCOUNTS--  DEDUCTIONS--  BALANCE AT
      DESCRIPTION         JANUARY 1   EXPENSES   DESCRIBE     DESCRIBE    DECEMBER 31
      -----------         ---------- ---------- ----------  ------------  -----------
1995
Allowance for doubtful
 receivables............    $1,724     $  565      $--         $ (351)(1)   $1,938
Accumulated amortization
 of intangible assets...     7,524        923       --             (1)(4)    8,446
Accrued reorganization..       157          4       --            (24)(2)      137
Accrued environmental...     1,002        --         83 (4)       (13)(2)    1,072
Accumulated amortization
 of goodwill............       516        587       --            --         1,103

1994
Allowance for doubtful
 receivables............    $1,126     $1,345      $--         $ (747)(1)   $1,724
Accumulated amortization
 of intangible assets...     6,733        921       --           (130)(3)    7,524
Accrued reorganization..        95         72       --            (10)(2)      157
Accrued environmental...       954        --         90 (4)       (42)(2)    1,002
Accumulated amortization
 of goodwill............        34        482       --            --           516

1993
Allowance for doubtful
 receivables............    $  808     $  340      $--         $  (22)(1)   $1,126
Accumulated amortization
 of intangible
 assets(5)..............     5,822        911       --            --         6,733
Accrued reorganization..        56         42       --             (3)(2)       95
Accrued environmental...     1,003         67       (59)(4)       (57)(2)      954
Accumulated amortization
 of goodwill(5).........        21         13       --            --            34

Notes(1): Uncollected receivables written off.
     (2): Disbursements of amounts previously accrued.
     (3): Write off of fully amortized asset.
     (4): Record foreign currency translation adjustments.
     (5): Prior year amounts have been adjusted to separately identify goodwill amortization from other intangibles.

                                                                      SCHEDULE X
                               INDEX TO EXHIBITS
                               -----------------
                                                                       Page in
Exhibit                                                             Sequentially
Number    Description of Document                                  Numbered Copy
-------   -----------------------                                  -------------


 3.1 Amended and Restated Certificate of Incorporation of the registrant dated August 14, 1995, (filed as Exhibit 4.1 to the registrants Quarterly Report on Form 10-Q dated November 9, 1995 and incorporated herein by this reference).

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

10.2 Amended and restated, Lydall, Inc. 1982 Stock Incentive Compensation Plan, amended through May
          14, 1991, (filed as Exhibit 10.6 to the registrant's Annual Report on Form 10-K dated March 26, 1992 amended through May 14, 1991, by this reference).

10.3      Amended and restated 1992 Stock Incentive
          Compensation Plan, dated May 14, 1992 amended through May 11, 1994, filed as exhibit 10.3 to the registrant's Annual Report on Form 10-K dated March
          27, 1995, and incorporated herein by this reference).

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

                         -----------------------------
                                                                       Page in
Exhibit                                                             Sequentially
Number    Description of Document                                  Numbered Copy
-------   -----------------------                                  -------------

10.6      Employment Agreement with Leonard R. Jaskol dated
          March 1, 1995, (filed as exhibit 10.6 to the registrant's Annual Report on Form 10-K dated March
          20, 1995, and incorporated herein by this reference).

10.7      Employment Agreement with John E. Hanley dated
          March 10, 1995, (filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q dated
          May 9, 1995 and incorporated herein by this reference).

10.8      Employment Agreement with James P. Carolan dated
          March 10, 1995 (filed as Exhibit 10.2 to the registrant's Quarterly report on Form 10-Q dated
          May 9, 1995 and incorporated herein by this reference).

10.9      Employment Agreement with Elliott F. Whitely dated
          March 10, 1995 (filed as Exhibit 10.3 to the registrant's Quarterly report on Form 10-Q dated
          May 9, 1995 and incorporated herein by this reference).

10.10     Employment Agreement with Alan J. Gnann dated March
          10, 1995 (filed as Exhibit 10.4 to the registrant's
          Quarterly report on Form 10-Q dated May 9, 1995 and incorporated herein by this reference).

10.11     Employment Agreement with Raymond J. Lanzi dated
          March 10, 1995 (filed as Exhibit 10.5 to the registrant's Quarterly report on Form 10-Q dated
          May 9, 1995 and incorporated herein by this reference).

10.12     Employment Agreement with Christopher R.
          Skomorowski dated March 10, 1995 (filed as Exhibit
          10.6 to the registrant's Quarterly report on Form
          10-Q dated May 9, 1995 and incorporated herein by this reference).

10.13     Employment Agreement with William J. Rankin dated
          March 10, 1995 (filed as Exhibit 10.7 to the registrant's Quarterly report on Form 10-Q dated
          May 9, 1995 and incorporated herein by this reference).

10.14     Employment Agreement with Carole F. Butenas dated
          March 10, 1995 (filed as Exhibit 10.8 to the registrant's Quarterly report on Form 10-Q dated
          May 9, 1995 and incorporated herein by this reference).

                         -----------------------------
                                                                       Page in
Exhibit                                                             Sequentially
Number    Description of Document                                  Numbered Copy
-------   -----------------------                                  -------------

10.15     Employment Agreement with Mona G. Estey dated March
          10, 1995 (filed as Exhibit 10.9 to the registrant's
          Quarterly report on Form 10-Q dated May 9, 1995 and incorporated herein by this reference).

10.16     Employment Agreement with Mary Adamowicz dated
          March 10, 1995 (filed as Exhibit 10.10 to the registrant's Quarterly report on Form 10-Q dated
          May 9, 1995 and incorporated herein by this reference).

10.17     Lydall, Inc. Board of Directors Deferred
          Compensation Plan effective January 1, 1991, (filed as Exhibit 10.17 to the registrant's Annual Report on Form 10-K dated March 26, 1991 and incorporated herein by this reference).

10.18 Asset Purchase Agreement between Lydall Central, Inc. and Standard Packaging, Inc. (filed as Exhibit
          2.1 to the registrant's Current Report on Form 8-K dated February 28, 1994 and incorporated herein by this reference).

10.19 Asset Purchase Agreement between Lydall Eastern, Inc. and Riverwood International Georgia, Inc. filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q dated August 10, 1994 and incorporated herein by this reference).

10.20     Lydall, Inc. Supplemental Executive Retirement Plan
          effective January 1, 1994, filed herewith.                 19-34

11.1      Schedule of Computation of Weighted Average Common
          Shares and Equivalents Outstanding, filed herewith.          35

13.1      Annual Report to Stockholders for the year ended
          December 31, 1995, filed herewith.                            P

21.1      List of subsidiaries of the registrant, filed
          herewith.                                                    36

23.1      Consent of Independent Public Accountants, filed
          herewith.                                                    37

24.1      Power of Attorney, dated March 13, 1996,
          authorizing Leonard R. Jaskol and/or John E. Hanley
          to sign this report on behalf of each member of the
          Board of Directors indicated therein, filed
          herewith.                                                  38-39

27.1      Financial Data Schedule, filed herewith.                     40