Form 10-K405/A
period 1995-12-31
LYDALL INC /DE/
filed 1996-04-03
CIK 60977

===============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K/A

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

===============================================================================

                                    Part IV

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

         (a)(3) Exhibits

Exhibit No.                   Exhibit                      Where Located
- -----------                   -------                      -------------

   13.1                Annual Report to Stockholders       Filed herewith
                       for the year ended December
                       31, 1995

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, LYDALL, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          LYDALL, INC.

                                                 /s/ Leonard R. Jaskol
Date: April 2, 1996                       By __________________________________
                                                     LEONARD R. JASKOL
                                                       CHAIRMAN AND
                                                  CHIEF EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF LYDALL, INC. IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE
              ---------                        -----                 ----

      /s/ Leonard R. Jaskol            Chairman, Chief          April 2, 1996
- -------------------------------------   Executive Officer
          LEONARD R. JASKOL             and Director

       /s/ John E. Hanley              Vice President--Finance  April 2, 1996
- -------------------------------------   and Treasurer
           JOHN E. HANLEY               (Principal Financial
                                        and Accounting Officer)

       /s/ John E. Hanley                                       April 2, 1996
- -------------------------------------
           JOHN E. HANLEY
       ATTORNEY-IN-FACT FOR:

        /s/ Lee A. Asseo               Director*                April 2, 1996
- -------------------------------------
            LEE A. ASSEO

     /s/ Paul S. Buddenhagen           Director*                April 2, 1996
- -------------------------------------
         PAUL S. BUDDENHAGEN

      /s/ Carole F. Butenas            Director*                April 2, 1996
- -------------------------------------
          CAROLE F. BUTENAS

      /s/ Samuel P. Cooley             Director*                April 2, 1996
- -------------------------------------
          SAMUEL P. COOLEY

       /s/ W. Leslie Duffy             Director*                April 2, 1996
- -------------------------------------
           W. LESLIE DUFFY

      /s/ William P. Lyons             Director*                April 2, 1996
- -------------------------------------
          WILLIAM P. LYONS

      /s/ William J. Rankin            Director*                April 2, 1996
- -------------------------------------
          WILLIAM J. RANKIN

       /s/ Joel Schiavone              Director*                April 2, 1996
- -------------------------------------
           JOEL SCHIAVONE

      /s/ Roger M. Widmann             Director*                April 2, 1996
- -------------------------------------
          ROGER M. WIDMANN

       /s/ Albert E. Wolf              Director*                April 2, 1996
- -------------------------------------
           ALBERT E. WOLF

*(constituting in excess of a majority of the full Board of Directors)