Form 10-Q
period 1996-03-31
LYDALL INC /DE/
filed 1996-05-14
CIK 60977

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

                                      OR


[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                FOR THE TRANSITION PERIOD FROM        TO

                         COMMISSION FILE NUMBER 1-7665

                               ----------------

                                 LYDALL, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              06-0865505
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)


     ONE COLONIAL RD., P.O.B. 151,                   06045-0151
       MANCHESTER, CONNECTICUT,                      (ZIP CODE)
    (ADDRESS OF PRINCIPAL EXECUTIVE
               OFFICES)

                                (860) 646-1233
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                     NONE
  (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                   REPORT.)

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X   No
                                                    ---    ---
  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common stock $.10 par value per share.
         Total shares outstanding May 8, 1996    17,097,626

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                  LYDALL, INC.

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
Part I. Financial Information
  Item 1. Financial Statements
       Consolidated Condensed Balance Sheets.........................       2
       Consolidated Condensed Statements of Income...................       3
       Consolidated Condensed Statements of Cash Flows...............       4
       Notes to Consolidated Condensed Financial Statements..........     5-6
  Item 2. Management's Discussion and Analysis of Financial Condition
          and Results of Operations..................................     7-8
Part II. Other Information
  Item 6. Exhibits and Reports on Form 8-K...........................       8
Signature............................................................       9

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         LYDALL, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         MARCH 31,  DECEMBER 31,
                                                           1996         1995
                                                         ---------  ------------
                                                              (UNAUDITED)
                         ASSETS
Current assets:
  Cash and cash equivalents............................. $ 26,423     $ 27,820
  Short-term investments................................    1,977          913
  Accounts receivable, net..............................   35,670       34,202
  Inventories:
    Finished goods......................................    7,180        6,033
    Work in process.....................................    3,716        3,367
    Raw materials and supplies..........................    7,104        7,217
    LIFO reserve........................................   (2,518)      (2,493)
                                                         --------     --------
  Total inventories.....................................   15,482       14,124
  Prepaid expenses......................................      749          820
  Deferred tax assets...................................    4,590        4,590
                                                         --------     --------
    Total current assets................................   84,891       82,469
                                                         --------     --------
Property, plant and equipment, at cost..................  106,690      105,467
Less accumulated depreciation...........................  (47,268)     (45,393)
                                                         --------     --------
                                                           59,422       60,074
Other assets, at cost, less amortization................   15,177       15,529
                                                         --------     --------
                                                         $159,490     $158,072
                                                         ========     ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt..................... $  2,826     $  2,871
  Accounts payable......................................   18,566       14,770
  Accrued taxes.........................................    1,021          263
  Accrued payroll and other compensation................    3,326        5,426
  Other accrued liabilities.............................    7,613        6,409
                                                         --------     --------
    Total current liabilities...........................   33,352       29,739
Long-term debt..........................................    7,250        7,750
Deferred tax liabilities................................   13,799       14,207
Other long-term liabilities.............................    3,917        4,565
Stockholders' equity:
  Preferred stock.......................................      --           --
  Common stock..........................................    2,097        2,089
  Capital in excess of par value........................   33,145       32,448
  Foreign currency translation adjustment...............    1,792        2,091
  Pension liability adjustment..........................     (532)        (459)
  Retained earnings.....................................   84,426       78,461
                                                         --------     --------
                                                          120,928      114,630
  Less: treasury stock, at cost.........................  (19,756)     (12,819)
                                                         --------     --------
    Total stockholders' equity..........................  101,172      101,811
                                                         --------     --------
                                                         $159,490     $158,072
                                                         ========     ========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           --------------------
                                                             1996       1995
                                                           ---------  ---------
                                                               (UNAUDITED)
Net sales................................................  $  65,794  $  62,736
Cost of sales............................................     45,003     43,510
                                                           ---------  ---------
Gross margin.............................................     20,791     19,226
Selling, product development and administrative expenses.     11,216     10,263
                                                           ---------  ---------
Operating income.........................................      9,575      8,963
Other (income) expense
  Investment income......................................       (324)      (232)
  Interest expense.......................................        182        264
  Other, net.............................................        125        224
                                                           ---------  ---------
                                                                 (17)       256
                                                           ---------  ---------
Income before income taxes...............................      9,592      8,707
Income tax expense.......................................      3,627      3,401
                                                           ---------  ---------
Net Income...............................................  $   5,965  $   5,306
                                                           =========  =========
Per-share amounts:
Net income per share*....................................  $     .33  $     .29
                                                           =========  =========
Weighted average common stock and equivalents
 outstanding*............................................     18,310     18,144
                                                           =========  =========

- --------
* Share information for 1995 was restated to reflect a two-for-one stock split distributed June 21, 1995.

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                          THREE MONTHS ENDED
                                                               MARCH 31,
                                                          --------------------
                                                            1996       1995
                                                          ---------  ---------
                                                              (UNAUDITED)
Cash flows from operating activities:
 Net income.............................................. $   5,965  $   5,306
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation...........................................     2,026      1,826
  Amortization...........................................       370        382
  Changes in operating assets and liabilities:
   Accounts receivable...................................    (1,571)    (2,254)
   Inventories...........................................    (1,412)    (2,078)
   Other assets..........................................        51        526
   Accounts payable......................................     3,855       (884)
   Accrued taxes.........................................       773      1,690
   Accrued payroll and other compensation................    (2,094)    (1,492)
   Deferred income taxes.................................      (327)       190
   Other long-term liabilities...........................      (605)        13
   Other accrued liabilities.............................     1,213      1,485
                                                          ---------  ---------
 Total adjustments.......................................     2,279       (596)
                                                          ---------  ---------
Net cash provided by operating activities................     8,244      4,710
Cash flows from investing activities:
 Additions of property, plant & equipment................    (2,078)    (2,179)
 Purchase of investments, net............................    (1,138)      (599)
 Disposals of property, plant & equipment, net...........       363          4
                                                          ---------  ---------
Net cash used for investing activities...................    (2,853)    (2,774)
                                                          ---------  ---------
Cash flows from financing activities:
 Long-term debt payments.................................      (540)      (538)
 Issuance of common stock................................       705      1,751
 Acquisition of common stock.............................    (6,937)       --
                                                          ---------  ---------
Net cash provided (used for) financing activities........    (6,772)     1,213
                                                          ---------  ---------
Effect of exchange rate changes on cash..................       (16)        29
                                                          ---------  ---------
Increase (decrease) in cash and cash equivalents.........    (1,397)     3,178
Cash and cash equivalents at beginning of period.........    27,820     11,684
                                                          ---------  ---------
Cash and cash equivalents at end of period............... $  26,423  $  14,862
                                                          =========  =========
Supplemental Schedule of Cash Flow Information:
 Cash paid during the period for:
  Interest............................................... $     341  $     149
  Income taxes...........................................     3,268      1,716

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

   There are over 800 potentially responsible parties ("prp") which have been identified by the Site Steering Committee. Of these, 38, not including the Company's former subsidiary, are estimated to have contributed over 80 percent of the total waste volume at the site. These prp's include Fortune 500 companies, public utilities, and the State of Indiana. The Company believes that, in general, these parties are financially solvent and should be able to meet their obligations at the site. The Company has reviewed the financial statements and Dun & Bradstreet reports on several of these prp's, and based on these financial reports, does not believe Lydall will have any material additional volume attributed to it for reparation of this site due to insolvency of other prp's.

   During the quarter ended September 30, 1994, the Company learned that the EPA had completed its Record of Decision ("ROD") for the Michigan site and has estimated the total cost of remediation to be between $17 million and $22 million. Based on the alleged volumetric contribution of its former subsidiary to the site, and on the EPA's estimated remediation costs, Lydall's alleged total exposure would be less than $100 thousand, which has been accrued. In June 1995, the Company and its former subsidiary were sued in the Northern District of Indiana by the insurer of the current operator of the former subsidiary's plant seeking contribution. No demand has been formally made in this matter, however, the Company believes it has several defenses to the action.

   Management believes the ultimate disposition of the claim will not have a material adverse effect upon the Company's consolidated financial position or results of operations.

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

   ATD had previously filed an amended complaint against Lydall, Inc. alleging that the Company willfully infringed ATD's patents, both literally and under the Doctrine of Equivalents. ATD sought as relief for Lydall's alleged infringement both an injunction and damages. Lydall vigorously contested this action and filed a counterclaim to invalidate ATD's patents.

   On January 9, 1996, a decision on the parties' cross motions for summary judgment was entered. The Court ruled that Lydall's all-metal shield products did not literally infringe ATD's patents and gave the issue of equivalency, i.e., the degree to which Lydall's products are different from ATD's products, to a jury to decide. The court also gave the issue of validity of ATD's patents to the jury. Shortly before the trial began, the Court ruled that Lydall did not willfully infringe.

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

   On April 5, 1996, ATD filed a Motion for Judgment as a Matter of Law or in the alternative for a New Trial. The Company has filed a response, however the court has not yet ruled on that motion. While the outcome of the motion cannot be predicted, counsel for the Company has advised that the motion is without merit.

5. The Company will adopt SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," for the year ending December 31, 1996. The Company estimates that the adoption will not have a material effect on the Company's consolidated financial position or results of operations.

   The Company will adopt the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," for the year ending December 31, 1996. As permitted under SFAS 123, the Company has elected not to adopt the fair-value-based method of accounting for its stock-based compensation plans, but will continue to account for such compensation under the provisions of APB Opinion No. 25. The adoption will have no effect on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

  For the first quarter ended March 31, 1996, sales rose 5 percent to a record $65.8 million compared with $62.7 million for the same quarter last year. Net income in the 1996 first quarter was $6.0 million compared with $5.3 million for the prior year to date quarter--up 12 percent. On a per-share basis, the Company earned a record $.33 in the first quarter of 1996 compared with $.29 in the same period last year--a 14 percent increase.

  Gross margin in the first quarter 1996 was $20.8 million, or 31.6 percent of sales, and after-tax return on sales was 9.1 percent. For the 1995 first quarter, gross margin was $19.2 million, or 30.6 percent of sales, and after-tax return on sales was 8.5 percent. Margins continued to improve at the Company's two most recent acquisitions and are now at a combined 18.9 percent of sales for the first quarter.

  Despite a slight slowing of economic growth, demand remained strong in most of Lydall's markets. Revenue growth came from both established and new products, while the effect of price increases was negligible. Demand for Lydair air filtration media employed in the air purification systems of clean rooms around the world continued to be strong. Sales of products sold to the automotive market, particularly battery insulators and all-metal heat shields, also remained robust. Sales of thermal barrier and insulation materials for industrial end-users such as commercial building and architectural components increased as well.

  Additional production of air filtration media was successfully introduced during the quarter into the Company's facility in France. Lydall also increased penetration and new applications for automotive thermal barriers.

  The Company was, however, adversely affected by lower sales of more economically sensitive products, a less vibrant market for materials handling products, the strike at certain General Motors plants, and the continuing decline of cellulose battery separator sales to the European automotive aftermarket, an expected technological change. Business conditions have been more difficult this year than last, but an improvement is anticipated as the year progresses.

  Selling, product development and administrative expenses, including $1.0 million to successfully defend a lawsuit alleging patent infringement, amounted to $11.2 million or 17.0 percent of sales. This compares to first quarter 1995 expenses of $10.3 million which amounted to 16.4 percent of sales. The 1995 figure had slightly larger incentive compensation expenses due to the outstanding results obtained in the first quarter of 1995 in comparison to 1994.

  The effective tax rate for the Company's domestic operations was 37.8% for the first quarter of 1996, versus 39.3% for the first quarter of 1995. These rates would have been 38.8% and 39.8% in the first quarter of 1996 and 1995, respectively, had the Company not invested cash balances in tax advantaged investments. The tax rate at our Axohm Division in France is 36.6 percent in 1996 compared to 33.3 percent in the first quarter of 1995, but the effect on Lydall's consolidated results was minimal.

LIQUIDITY AND CAPITAL RESOURCES:

  Lydall generated record operating cash flow of $11.8 million in the first quarter of 1996 and had cash, cash equivalents and short-term investments of $28.4 million and working capital of $51.5 million at March 31, 1996. The Company's current ratio decreased slightly to 2.55 at March 31, 1996 compared with 2.77 at the end of 1995, and total debt to total capitalization was 9 percent, the same percentage as at the end of 1995. Capital expenditures of $2.1 million were funded during the quarter by cash from operations out of a capital plan of $13.0 million for the full year.

  Also, during the quarter, the Company used $6.9 million in cash to purchase 300,000 shares of its common stock from a group of executives at a cost which was $.25 per share off the closing market price on the day of the transaction. The proceeds of the transaction largely covered individual tax and debt obligations which the executives incurred as a result of exercising incentive stock options early in 1995. The purchase of these shares was in accordance with a previously announced stock buyback program which authorizes Lydall to acquire its stock from time to time on the open market and in private transactions as market conditions permit and opportunities arise.

  During the month of April 1996, the Company repaid $2.2 million in long-term debt, made the semi-annual interest payment, paid quarterly federal and state income taxes and funded pension obligations. These payments were made from accumulated cash and cash from operations. The Company expects to continue to finance its day-to-day operating needs from these same sources.

ACCOUNTING STANDARDS:

  The Company will adopt SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," for the year ending December 31, 1996. The Company estimates that the adoption will not have a material effect on the Company's consolidated financial position or results of operations.

  The Company will adopt the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," for the year ending December 31, 1996. As permitted under SFAS 123, the Company has elected not to adopt the fair-value-based method of accounting for its stock-based compensation plans, but will continue to account for such compensation under the provisions of APB Opinion No. 25. The adoption will have no effect on the Company's consolidated financial position or results of operations.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

       11.1 --Schedule of Computation of Weighted Average Shares Outstanding, filed herewith.
       27.1  --Financial Data Schedule.

  (b) Reports on Form 8-K

  On February 15, 1996, the registrant filed a current report on Form 8-K announcing its earnings for the fourth quarter and year ended December 31, 1995, and that a competitor, ATD Corporation, had filed a patent infringement complaint against the Company. The favorable jury verdict of this case was subsequently filed as part of the Company's Annual Report on Form 10-K filed March 27, 1996.

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                    Lydall, Inc. (Registrant)


                                    By        /s/ John E. Hanley
                                      ------------------------------------------
                                                  JOHN E. HANLEY
                                    Vice President-- Finance and Treasurer
                                    (Principal Accounting and Financial Officer)
May 9, 1996

                                  LYDALL, INC.

                               INDEX TO EXHIBITS

EXHIBIT
NO.
- -------
11.1           Schedule of Computation of Weighted Average Shares Outstanding.
27.1           Financial Data Schedule.