Form 10-Q
period 1996-06-30
LYDALL INC /DE/
filed 1996-08-12
CIK 60977

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

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      OR

[_]
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 1-7665

                               ----------------

                                 LYDALL, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              06-0865505
                                                  (I.R.S. EMPLOYER
    (STATE OR OTHER JURISDICTION OF              IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

   ONE COLONIAL ROAD, P.O. BOX 151,                  06045-0151
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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.Yes   XNo

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common stock $.10 par value per share.
         Total shares outstanding August 7, 1996  17,099,076

- -------------------------------------------------------------------------------
- -------------------------------------------------------------------------------

                                  LYDALL, INC.

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
Part I.  Financial Information
  Item 1. Financial Statements
    Consolidated Condensed Balance Sheets.............................     2
    Consolidated Condensed Statements of Income.......................   3-4
    Consolidated Condensed Statements of Cash Flows...................     5
    Notes to Consolidated Condensed Financial Statements..............     6
  Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................   7-8
Part II. Other Information
  Item 4. Submission of Matters to a Vote of Security Holders.........     8
  Item 6. Exhibits and Reports on Form 8-K............................     8
Signature.............................................................     9

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         LYDALL, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                          JUNE 30,  DECEMBER 31,
                                                            1996        1995
                                                          --------  ------------
                                                               (UNAUDITED)
                         ASSETS
Current assets:
  Cash and cash equivalents.............................. $ 28,440    $ 27,820
  Short-term investments.................................    2,273         913
  Accounts receivable, net...............................   36,298      34,202
  Inventories:
    Finished goods.......................................    7,261       6,033
    Work in process......................................    3,766       3,367
    Raw materials and supplies...........................    6,424       7,217
    LIFO reserve.........................................   (2,518)     (2,493)
                                                          --------    --------
  Total inventories......................................   14,933      14,124
  Prepaid expenses.......................................    1,210         820
  Deferred tax assets....................................    4,584       4,590
                                                          --------    --------
    Total current assets.................................   87,738      82,469
                                                          --------    --------
Property, plant and equipment, at cost...................  108,077     105,467
Less accumulated depreciation............................  (48,561)    (45,393)
                                                          --------    --------
                                                            59,516      60,074
Other assets, at cost, less amortization.................   14,832      15,529
                                                          --------    --------
                                                          $162,086    $158,072
                                                          ========    ========
          LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt...................... $  3,533    $  2,871
  Accounts payable.......................................   16,419      14,770
  Accrued taxes..........................................      590         263
  Accrued payroll and other compensation.................    4,609       5,426
  Other accrued liabilities..............................    6,913       6,409
                                                          --------    --------
    Total current liabilities............................   32,064      29,739
Long-term debt...........................................    4,300       7,750
Deferred tax liabilities.................................   13,869      14,207
Other long-term liabilities..............................    3,950       4,565
Stockholders' equity:
  Preferred stock........................................      --          --
  Common stock...........................................    2,102       2,089
  Capital in excess of par value.........................   33,318      32,448
  Foreign currency translation adjustment................    1,540       2,091
  Pension liability adjustment...........................     (598)       (459)
  Retained earnings......................................   91,297      78,461
                                                          --------    --------
                                                           127,659     114,630
  Less: treasury stock, at cost..........................  (19,756)    (12,819)
                                                          --------    --------
    Total stockholders' equity...........................  107,903     101,811
                                                          --------    --------
                                                          $162,086    $158,072
                                                          ========    ========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                           --------------------
                                                             1996       1995
                                                           ---------  ---------
                                                               (UNAUDITED)
Net sales................................................  $  67,669  $  65,552
Cost of sales............................................     46,147     45,528
                                                           ---------  ---------
Gross margin.............................................     21,522     20,024
Selling, product development and administrative expenses.     10,478     10,456
                                                           ---------  ---------
Operating income.........................................     11,044      9,568
Other (income) expense
  Investment income......................................       (275)      (198)
  Interest expense.......................................        132        191
  Other, net.............................................         96        (54)
                                                           ---------  ---------
                                                                 (47)       (61)
                                                           ---------  ---------
Income before income taxes...............................     11,091      9,629
Income tax expense.......................................      4,220      3,757
                                                           ---------  ---------
Net income...............................................  $   6,871  $   5,872
                                                           =========  =========
Net income per share.....................................  $     .38  $     .32
                                                           =========  =========
Weighted average common stock and equivalents
 outstanding.............................................     18,081     18,293
                                                           =========  =========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
                                                                (UNAUDITED)
Net sales................................................... $133,463  $128,288
Cost of sales...............................................   91,150    89,038
                                                             --------  --------
Gross margin................................................   42,313    39,250
Selling, product development and administrative expenses....   21,694    20,719
                                                             --------  --------
Operating income............................................   20,619    18,531
Other (income) expense
  Investment income.........................................     (599)     (430)
  Interest expense..........................................      314       455
  Other, net................................................      221       170
                                                             --------  --------
                                                                  (64)      195
                                                             --------  --------
Income before income taxes..................................   20,683    18,336
Income tax expense..........................................    7,847     7,158
                                                             --------  --------
Net income.................................................. $ 12,836  $ 11,178
                                                             --------  --------
Net income per share........................................ $    .71  $    .61
                                                             ========  ========
Weighted average common stock and equivalents outstanding...   18,195    18,218
                                                             ========  ========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            SIX MONTHS ENDED
                                                                JUNE 30,
                                                            ------------------
                                                              1996      1995
                                                            --------  --------
                                                               (UNAUDITED)
Cash flows from operating activities:
 Net income................................................ $ 12,836  $ 11,178
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation.............................................    4,039     3,687
  Amortization.............................................      713       763
  Changes in operating assets and liabilities:
   Accounts receivable.....................................   (2,307)   (2,992)
   Inventories.............................................     (912)   (3,593)
   Other assets............................................     (424)      282
   Accounts payable........................................    1,770        43
   Accrued taxes...........................................      355    (1,285)
   Accrued payroll and other compensation..................     (804)     (232)
   Deferred income taxes...................................     (183)      384
   Other long-term liabilities.............................     (537)       65
   Other accrued liabilities...............................      523     2,614
                                                            --------  --------
 Total adjustments.........................................    2,233      (264)
                                                            --------  --------
Net cash provided by operating activities..................   15,069    10,914
Cash flows from investing activities:
 Additions of property, plant & equipment..................   (4,708)   (5,228)
 Purchase of investments, net..............................   (1,484)     (208)
 Disposals of property, plant & equipment, net.............      597       380
                                                            --------  --------
Net cash used for investing activities.....................   (5,595)   (5,056)
                                                            --------  --------
Cash flows from financing activities:
 Long-term debt payments...................................   (2,780)   (2,777)
 Issuance of common stock..................................      883     1,721
 Acquisition of common stock...............................   (6,937)      --
                                                            --------  --------
Net cash used for financing activities.....................   (8,834)   (1,056)
                                                            --------  --------
Effect of exchange rate changes on cash....................      (20)       68
                                                            --------  --------
Increase in cash and cash equivalents......................      620     4,870
Cash and cash equivalents at beginning of period...........   27,820    11,684
                                                            --------  --------
Cash and cash equivalents at end of period................. $ 28,440  $ 16,554
                                                            ========  ========
Supplemental schedule of cash flow information:
 Cash paid during the period for:
  Interest................................................. $    658  $    550
  Income taxes.............................................    7,485     8,007
Non-cash transactions:
 Effect on Additional Paid in Capital and Common Stock for
  stock split effected in the form of a stock dividend.....      --      1,041

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

  There are over 800 potentially responsible parties ("prp") which have been identified by the Site Steering Committee. Of these, 38, not including the Company's former subsidiary, are estimated to have contributed over 80 percent of the total waste volume at the site. These prp's include Fortune 500 companies, public utilities, and the State of Indiana. The Company believes that, in general, these parties are financially solvent and should be able to meet their obligations at the site. The Company has reviewed Dun & Bradstreet reports on several of these prp's, and based on these financial reports, does not believe Lydall will have any material additional volume attributed to it for reparation of this site due to insolvency of other prp's.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS:

  For the second quarter ended June 30, 1996, sales were $67.7 million compared with $65.6 million for the same quarter last year, a 3 percent increase. Net income was $6.9 million compared with $5.9 million--up 17 percent. On a per-share basis, the Company earned $.38 in the second quarter of 1996 compared with $.32 in the same period last year--a 19 percent increase. Gross margin in the quarter was $21.5 million, or 31.8 percent of sales, compared with $20.0 million, or 30.5 percent, in the second quarter 1995. After-tax return on sales reached a record 10.2 percent compared with
9.0 percent for the same period last year.

  Sales for the six months ended June 30, 1996 were $133.5 million compared with $128.3 million for the same period in 1995--up 4 percent. Net income was $12.8 million, or $.71 per share, compared with $11.2 million, or $.61 per share--a 16 percent increase in earnings per share. Gross margin was $42.3 million, or 31.7 percent of sales, for the six months ended June 30, 1996, and the after-tax return on sales was 9.6 percent. For the 1995 six-month period, gross margin was $39.3 million, or 30.6 percent of sales, and the after-tax return on sales was 8.7 percent.

  With sales growth of 3 percent during the second quarter of 1996, Lydall recorded earnings gains of 17 percent over the second quarter of 1995. The quality of these gains is reflected by gross margin improvements and a record after-tax return on sales. The Company benefited from a good product mix in our thermal and filtration segments, favorable price/cost ratios, and continued progress with our quality program throughout the organization.

  International sales, including sales of our French operation and exports, were up by 8 percent from the second quarter of 1995 and accounted for 23 percent of total sales compared with 21 percent of total sales for the same period last year.

  Increased sales of non-automotive products as well as new-product introductions of automotive heat shields were the main drivers of a 19 percent growth in our thermal barrier businesses. Sales of Lydall's battery insulating products and all-metal heat shields were particularly strong. Filtration sales also grew significantly, up 27 percent from the second quarter of 1995. Demand for our Lydair(R) high-efficiency air filtration media employed in the air purification systems of clean rooms around the world continued to be strong. Sales of medical filtration products were also up during the quarter bolstered by new products such as Leukocyte depletion media. Lower sales of materials handling products, the anticipated continuation of the shift in technology away from Lydall's cellulose battery separators supplied to the European automotive aftermarket, and a decline in some of Lydall's more mature businesses offset the strength of the Company's thermal and filtration businesses.

  Selling, product development and administrative expenses remained relatively constant at approximately 16% of sales for the three and six month periods ended June 30, 1996 and 1995, respectively. The 1995 figures had slightly larger incentive compensation expenses due to the outstanding results obtained in 1995 in comparison to 1994. Year to date 1996 figures include higher legal fees due to the successful defense of a lawsuit alleging patent infringement which was concluded in March of this year.

  The effective tax rate for the Company's domestic operations was 38.1% for the second quarter of 1996 and 38.0% on a year to date basis. This compares to 39.1% for the second quarter and 39.2% year to date in 1995. These rates would have been 38.8% in 1996 and 39.8% in 1995 both quarter and year to date had the Company not invested cash balances in tax advantaged investments. The tax rate at our Axohm Division in France is 36.6 percent in 1996 and 33.3 percent in 1995 both quarter and year to date but the effect on Lydall's consolidated results was minimal.

LIQUIDITY AND CAPITAL RESOURCES:

  Lydall generated operating cash flow (EBITDA) of $13.3 million in the second quarter of 1996 bringing operating cash flow year-to-date to $25.2 million. The Company had cash, cash equivalents and short-term investments of $30.7 million and working capital of $55.7 million at June 30, 1996. The current ratio was 2.74 at the end of the second quarter compared with 2.77 at the end of 1995, and total debt to total capitalization decreased to 7 percent from 9 percent at the end of 1995.

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

  Lydall continues to actively seek strategic acquisitions and has the financial wherewithal to acquire company's that fit Lydall's defined technology and product profiles and offer attractive growth opportunities.

ACCOUNTING STANDARDS:

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

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company's Annual Meeting of Stockholders was held on May 15, 1996. Stockholders elected 11 Directors to serve for one-year terms, until the next Annual Meeting to be held in 1997.

                                                            WITHHOLD   BROKER
                                    FOR     AGAINST ABSTAIN AUTHORITY NONVOTES
                                 ---------- ------- ------- --------- --------
Election of Nominees to the
 Board of Directors
Lee A. Asseo.................... 15,729,733   --      --      89,351    --
Paul S. Buddenhagen............. 15,640,025   --      --     179,059    --
James P. Carolan................ 15,640,533   --      --     178,551    --
Samuel P. Cooley................ 15,730,859   --      --      88,225    --
W. Leslie Duffey................ 15,631,117   --      --     187,967    --
Leonard R. Jaskol............... 15,638,449   --      --     180,635    --
William P. Lyons................ 15,726,917   --      --      92,167    --
Joel Schiavone.................. 15,722,592   --      --      96,492    --
Elliott F. Whitely.............. 15,637,400   --      --     181,684    --
Roger M. Widmann................ 15,640,359   --      --     178,725    --
Albert E. Wolf.................. 15,726,738   --      --      92,346    --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

        11.1 --Schedule of Computation of Weighted Average Shares Outstanding
        27.1 --Financial Data Schedule

  (b) Reports on Form 8-K

  On June 4, 1996, in connection with the "Safe Harbor" provisions of the Private Securities Litigation Reform Act of 1995, the Company filed on Form 8-K Cautionary Statements identifying important factors that could cause the Company's actual results to differ materially from those projected in forward-looking statements of the Company made by or on behalf of the Company.

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Lydall Inc.
                                           (Registrant)

                                                    /s/ John E. Hanley
                                          By___________________________________
                                                      JOHN E. HANLEY
                                                Vice President--Finance and
                                                         Treasurer
                                                 (Principal Financial and
                                                    Accounting Officer)

August 8, 1996

                                  LYDALL, INC.

                               INDEX TO EXHIBITS

 EXHIBIT
 NO.                                                                        PAGE
 -------                                                                    ----
 11.1    Schedule of Computation of Weighted Average Shares Outstanding...   11