Form 10-Q
period 1996-09-30
LYDALL INC /DE/
filed 1996-11-13
CIK 60977

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                      OR

[_]
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                       FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 1-7665

                               ----------------

                                 LYDALL, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              06-0865505
                                                  (I.R.S. EMPLOYER
    (STATE OR OTHER JURISDICTION OF              IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

   ONE COLONIAL ROAD, P.O. BOX 151,                     06045
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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.  Yes  X    No
                                                    ---       ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common stock $.10 par value per share.
         Total shares outstanding November 7, 1996  17,087,330

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

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         LYDALL, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1996          1995
                                                      ------------- ------------
                                                       (UNAUDITED)
                       ASSETS
Current assets:
  Cash and cash equivalents..........................   $ 35,298      $ 27,820
  Short-term investments.............................      2,518           913
  Accounts receivable, net...........................     33,240        34,202
  Inventories:
    Finished goods...................................      6,270         6,033
    Work in process..................................      3,750         3,367
    Raw materials and supplies.......................      6,183         7,217
    LIFO reserve.....................................     (1,846)       (2,493)
                                                        --------      --------
  Total inventories..................................     14,357        14,124
  Prepaid expenses...................................        965           820
  Deferred tax assets................................      4,583         4,590
                                                        --------      --------
      Total current assets...........................     90,961        82,469
                                                        --------      --------
Property, plant and equipment, at cost...............    110,520       105,467
Less accumulated depreciation........................    (50,196)      (45,393)
                                                        --------      --------
                                                          60,324        60,074
Other assets, at cost, less amortization.............     14,606        15,529
                                                        --------      --------
                                                        $165,891      $158,072
                                                        ========      ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt..................   $  3,492      $  2,871
  Accounts payable...................................     15,580        14,770
  Accrued taxes......................................        866           263
  Accrued payroll and other compensation.............      5,393         5,426
  Other accrued liabilities..........................      6,431         6,409
                                                        --------      --------
      Total current liabilities......................     31,762        29,739
Long-term debt.......................................      4,300         7,750
Deferred tax liabilities.............................     14,076        14,207
Other long-term liabilities..........................      4,044         4,565
Stockholders' equity:
  Preferred stock....................................        --            --
  Common stock.......................................      2,108         2,089
  Capital in excess of par value.....................     33,596        32,448
  Foreign currency translation adjustment............      1,518         2,091
  Pension liability adjustment.......................       (506)         (459)
  Retained earnings..................................     97,077        78,461
                                                        --------      --------
                                                         133,793       114,630
                                                        --------      --------
  Less: treasury stock, at cost......................    (22,084)      (12,819)
                                                        --------      --------
      Total stockholders' equity.....................    111,709       101,811
                                                        --------      --------
                                                        $165,891      $158,072
                                                        ========      ========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           --------------------
                                                             1996       1995
                                                           ---------  ---------
                                                               (UNAUDITED)
Net sales................................................  $  59,707  $  61,487
Cost of sales............................................     40,308     42,572
                                                           ---------  ---------
Gross margin.............................................     19,399     18,915
Selling, product development and administrative expenses.     10,270      9,643
                                                           ---------  ---------
Operating income.........................................      9,129      9,272
Other (income) expense
  Investment income......................................       (380)      (288)
  Interest expense.......................................        143        200
  Other, net.............................................         62        123
                                                           ---------  ---------
                                                                (175)        35
                                                           ---------  ---------
Income before income taxes...............................      9,304      9,237
Income tax expense.......................................      3,524      3,790
                                                           ---------  ---------
Net income...............................................  $   5,780  $   5,447
                                                           =========  =========
Net income per share.....................................  $     .32  $     .30
                                                           =========  =========
Weighted average common stock and equivalents outstand-
 ing.....................................................     18,049     18,418
                                                           =========  =========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30
                                                             ------------------
                                                               1996      1995
                                                             --------  --------
                                                                (UNAUDITED)
Net sales................................................... $193,170  $189,775
Cost of sales...............................................  131,458   131,610
                                                             --------  --------
Gross margin................................................   61,712    58,165
Selling, product development and administrative expenses....   31,964    30,362
                                                             --------  --------
Operating income............................................   29,748    27,803
Other (income) expense
  Investment income.........................................     (979)     (718)
  Interest expense..........................................      457       655
  Other, net................................................      283       293
                                                             --------  --------
                                                                 (239)      230
                                                             --------  --------
Income before income taxes..................................   29,987    27,573
Income tax expense..........................................   11,371    10,948
                                                             --------  --------
Net income.................................................. $ 18,616  $ 16,625
                                                             ========  ========
Net income per share........................................ $   1.03  $    .91
                                                             ========  ========
Weighted average common stock and equivalents outstanding...   18,147    18,285
                                                             ========  ========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           NINE MONTHS ENDED
                                                             SEPTEMBER 30,
                                                           -------------------
                                                             1996       1995
                                                           ---------  --------
                                                              (UNAUDITED)
Cash flows from operating activities:
 Net income............................................... $  18,616  $ 16,625
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation............................................     6,088     5,602
  Amortization............................................     1,050     1,134
  Changes in operating assets and liabilities:
   Accounts receivable....................................       750    (3,585)
   Inventories............................................      (337)   (1,922)
   Other assets...........................................      (280)      378
   Accounts payable.......................................       930       191
   Accrued taxes..........................................       632      (715)
   Accrued payroll and other compensation.................       (21)     (102)
   Deferred income taxes..................................        30       906
   Other long-term liabilities............................      (440)        9
   Other accrued liabilities..............................        40     1,136
                                                           ---------  --------
 Total adjustments........................................     8,442     3,032
                                                           ---------  --------
Net cash provided by operating activities.................    27,058    19,657
Cash flows from investing activities:
 Additions of property, plant & equipment.................    (7,684)   (8,726)
 Disposals of property, plant & equipment, net............       693       406
 Sale (Purchase) of investments, net......................    (1,647)      382
                                                           ---------  --------
Net cash used for investing activities....................    (8,638)   (7,938)
                                                           ---------  --------
Cash flows from financing activities:
 Long-term debt payments..................................    (2,821)   (2,816)
 Issuance of common stock.................................     1,167     1,808
 Acquisition of common stock..............................    (9,265)      --
                                                           ---------  --------
Net cash used for financing activities....................   (10,919)   (1,008)
                                                           ---------  --------
Effect of exchange rate changes on cash...................       (23)       22
                                                           ---------  --------
Increase in cash and cash equivalents.....................     7,478    10,733
Cash and cash equivalents at beginning of period..........    27,820    11,684
                                                           ---------  --------
Cash and cash equivalents at end of period................ $  35,298  $ 22,417
                                                           =========  ========
Supplemental schedule of cash flow information:
 Cash paid during the period for:
  Interest................................................ $     661  $    556
  Income taxes............................................    10,627    10,977
 Non-cash transactions:
  Reclassification between short-term and long-term in-
   vestments, net.........................................       --        447
  Effect on Additional Paid in Capital and Common Stock
   for stock split effected in the form of a stock
   dividend...............................................       --      1,041

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

  For the third quarter ended September 30, 1996, net income was $5.8 million compared with $5.4 million for the comparable prior-year quarter--up 6 percent. On an earnings per-share basis, the Company posted a third-quarter record of $.32 compared with $.30 for the same period last year--a 7 percent increase. Sales declined slightly in the quarter--$59.7 million compared with $61.5 million for the 1995 third quarter. Gross margin for the quarter was $19.4 million, 32.5 percent of sales, compared with $18.9 million, or 30.8 percent of sales, in the third quarter 1995. After-tax return on sales was 9.7 percent compared with 8.9 percent for the same period last year.

  Net income for the nine months ended September 30, 1996 was $18.6 million, or $1.03 per share, compared with $16.6 million, or $.91 per share--a 13 percent increase in earnings per share. Sales for the nine months ended September 30, 1996 were $193.2 million compared with $189.8 million for the first three quarters of 1995--up 2 percent. Gross margin was $61.7 million, or
31.9 percent of sales, for the nine months ended September 30, 1996, and the after-tax return on sales was 9.6 percent. For the same nine-month period in 1995, gross margin was $58.2 million, or 30.6 percent of sales, and the after-tax return on sales was 8.8 percent.

  The increase in the Company's gross margin percentage is largely attributable to the continuing emphasis placed on cost of quality. Substantial progress was made at acquisitions with gross margin for the quarter increasing to 21.1% from 12.2% for the same period in 1995.

  Selling, new product development and administrative expenses increased 5.3 percent in the first nine months of the year versus the same period in 1995. As a percentage of sales, these expenses amounted to 16.5 percent in 1996 in comparison to 16.0 percent in 1995. Year to date 1996 figures include higher legal fees due to the successful defense of a lawsuit alleging patent infringement which was concluded in March of this year. The Company anticipates that these expenses will approximate 17.0 percent through the end of the year. A factor in this increased level of expenditures is the Company's plan to implement a new information technology system throughout the entire organization.

  The Company anticipates achieving its twelfth year of growth in 1996. However, the second half of 1996 is proving to be less robust than earlier anticipated. Results are tracking somewhat below previously announced projections for 1996 of earnings per share of about $1.41 and sales in the range of $265 million. Earnings are now projected to be more in the range of $1.35 to $1.36 per share with sales slightly ahead of last year's sales of $252 million.

  Domestic sales are up slightly from 1995. International sales, including sales attributable to the Company's French operation and exports, have fallen
15.8 percent for the third quarter 1996 in comparison to the same period for 1995 and are relatively flat on a year-to-date comparison. International sales account for 19.6 percent and 21.1 percent of total sales on a quarterly and year to date basis, respectively, for 1996.

  Lydall has many growth opportunities on the horizon and this period of slower growth is viewed as a temporary plateau. In the thermal area, sales of automotive heat shields continue to be healthy. Compared with the same quarter last year, sales of these products for the third quarter of 1996 exhibited low double-digit growth, while automotive builds were reported to be up only around 4 percent. Growth of the battery insulator product line also continues to be good.

  Although high-efficiency air filtration products continue to present opportunities for growth through new product introduction, market penetration, and geographic expansion, sales of these products in the quarter were about equal to the record levels achieved last year. Air filtration sales have grown at a phenomenal rate over the past two years; however, they slowed modestly in the third quarter. In general, the long-term trend for this business is very positive with demand for clean rooms expanding across a wide variety of industries. In addition, there are opportunities for increasing demand in developing countries. The home air filtration market also has growth potential, domestically and overseas.

  One of Lydall's more mature businesses, electrical materials sold to the European battery aftermarket, declined by approximately $1.1 million in the third quarter 1996 compared with the same quarter last year.

  In addition, sales of material handling products continued to be off from record highs last year. This has always been a good growth business for Lydall, and it continues to be solid. This year's lower sales resulted primarily in a deflationary issue. In contrast, raw material prices increased dramatically last year, and the Company passed through corresponding price increases. This is one area of business where the market pushes for price reductions that directly track decreases in raw material costs.

  The effective tax rate for the Company's domestic operations was 37.8 percent for the third quarter of 1996 and 37.9 percent on a year to date basis. This compares to 37.7 percent for the third quarter and 38.7 percent year to date in 1995. Had the Company not invested cash balances in a variety of tax exempt or tax advantaged investments, the year to date rates would have been 38.8 percent in 1996 and 39.2 percent in 1995. The tax rate at our Axohm Division in France remained unchanged at 36.6 percent in 1996 and 1995 on a year to date basis but the effect on Lydall's consolidated results was minimal.

  Stockholders are referred to Lydall's Form 8-K, filed on June 4, 1996, which outlines certain risks regarding the Company's forward-looking statements. Such risks include: a major downturn of the U.S. automotive market which accounts for about 30 percent of Lydall's total sales; a meaningful decrease in the number of clean rooms being built worldwide; and significant, unforeseen changes in raw material pricing, specifically, virgin fiber used in producing the Company's materials handling slipsheets.

LIQUIDITY AND CAPITAL RESOURCES:

  Lydall generated operating cash flow (earnings before taxes, interest expense and investment income or expense plus depreciation and amortization) of $11.4 million in the third quarter of 1996, bringing operating cash flow year-to-date to a record $36.6 million. At September 30, 1996, cash, cash equivalents and short-term investments were $37.8 million compared with $28.7 million at the end of 1995. Working capital was $59.2 million compared with $52.7 million at the end of last year. The current ratio improved to 2.86 at the end of the third quarter from 2.77 at the end of 1995, and total debt to total capitalization was 7 percent reduced from 9 percent at December 31, 1995.

  The Company expects to continue to finance its day-to-day operating needs from accumulated cash plus cash generated from operations.

  Lydall continues to actively seek strategic acquisitions and to reinvest in the Company with the primary focus on the ongoing comprehensive quality program.

ACCOUNTING STANDARDS:

  The Company will adopt the disclosure requirements of SFAS 123, "Accounting for Stock-Based Compensation," for the year ending December 31, 1996. As permitted under SFAS 123. The Company has elected to account for such compensation under the provisions of APB Opinion No. 25. The adoption will have no effect on the Company's consolidated financial position or results of operations.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

            11.1--Schedule of Computation of Weighted Average Shares
            Outstanding

            27.1--Financial Data Schedule

  (b) Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the three months ended September 30, 1996.

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

November 7, 1996

                                 LYDALL, INC.
                               Index to Exhibits

Exhibit No.                                              Page No.
-----------                                              --------

11.1  Schedule of Computation of Weighted Average           15
      Shares Outstanding

27.1  Financial Data Schedule