Form 10-K405
period 1996-12-31
LYDALL INC /DE/
filed 1997-03-27
CIK 60977

==============================================================================

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

  [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
      SECURITIES EXCHANGE ACT OF 1934 (FEE REQUIRED)

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1996


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

  On March 17, 1997, the aggregate market value of the Registrant's voting stock held by nonaffiliates was $348,360,869.

  On March 17, 1997, there were 16,881,912 shares of Common Stock outstanding, exclusive of treasury shares.
                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts I and II incorporate certain information by reference from the Annual Report to Stockholders for the year ended December 31, 1996. Part III incorporates information by reference from the definitive Proxy Statement to be distributed in connection with the Registrant's Annual Meeting of Stockholders to be held on May 14, 1997.

===============================================================================

                                    PART I

ITEM 1. BUSINESS.

  Lydall, Inc. (hereafter referred to as "Lydall" or the "Company") is a manufacturer of technologically advanced engineered materials for demanding specialty applications.

  Lydall develops and manufactures engineered fiber materials and composites in both roll and sheet form; fiber-based as well as combination-metal-and-fiber heat shields; and fabricates certain medical filtration and automotive thermal barrier components. The majority of Lydall's products are supplied to customers who in turn incorporate them into finished products. Utilizing a broad spectrum of available fibers, materials, binders, resins, etc. combined with dry-laid and wet-laid nonwoven processes and specialty weaving capabilities, the Company has been able to develop a broad range of high-performance materials.

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

  At mid-range temperatures Lytherm nonwovens are patented layered composites of either organic and inorganic fibers or fiber-and-metal-foil combinations which are used as thermal barriers in medium and light-duty trucks, vans, sport utility vehicles, and cars. An acquisition made in early 1994 contributed to the growth of thermal barrier sales. This acquisition also expanded the Company's product offerings to include additional automotive heat shields.

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

  Sales of thermal barriers approximated 38 percent of the Company's sales for 1996, 36 percent 1995, and 34 percent for 1994. Thermal barrier sales increased 6 percent in 1996 over 1995 activity. Increases can be primarily attributable to solid growth for automotive heat-shield applications.

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

  Lydall filtration media are primarily used in air filters which are capital goods rather than consumables and last approximately five years. A replacement market exists as facilities using these filters upgrade clean room technology. The Company's HEPA filtration media are also used in home air-purification units.

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

  Sales of filtration media increased to 24 percent of sales for 1996 compared with 22 percent and 20 percent for 1995 and 1994, respectively. The overall sales of filtration media increased 9 percent in 1996 from that of 1995. High-efficiency air filtration media, sold to air filter manufacturers for clean-room applications, contributed the majority of total filtration sales. Sales slowed somewhat in the last two quarters of 1996 mainly because of postponements of planned clean-room construction and inventory reductions by customers.

 Materials Handling

  Lydall produces slipsheets, separator sheets, and protective sheets. The Ly-Pak(R) slipsheets are used to ship a growing number of products such as food, pharmaceuticals, and chemicals. Ly-Pak slipsheet systems are used to replace wooden pallets, providing significant cost and space reductions for a shipper. Ly-Pak separator sheets are supplied to the glass and polyethylene terephthalate bottle industry and are manufactured to meet industry specifications for bulk palletizing. Ly-Pak protective sheets are used as pallet pads, protective top caps, and stabilizing sheets. These products are custom-made from plies of virgin kraft linerboard and laminated with a special moisture-resistant adhesive. The Company also sells a complete line of dunnage products.

  Sales of these products approximated 13 percent of 1996 total sales as compared with 15 percent and 14 percent of 1995 and 1994 total sales, respectively. Total materials-handling sales decreased by 17 percent in 1996 as compared to 1995. Lower sales in 1996 were primarily a result of deflationary pressures. As raw material costs decreased corresponding price reductions were given which reduced sales dollars.

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

  Sales of electrical insulation products were approximately 6 percent of total sales in 1996, 7 percent in 1995 and 8 percent in 1994. Actual sales decreased in 1996 by 19 percent over 1995 levels. The gradual decline in this market results from lower demand for automotive battery separator materials and a shift in the battery separator technology, favoring different materials than those used by the Company. As Lydall expected, these changes have had an impact on European separator sales. The Company has successfully been replacing electrical products with new products in air filtration at the foreign facility.

 Other Products and Services

  Lydall maintains a transportation operation which brokers and/or hauls freight for and between Lydall plants as well as for outside customers. In addition, the Company manufactures paperboard products used in games and packaging, specialty gasketing materials, and fiberboard shoe insole materials. Lydall also produces a wood replacement material made from recycled newsprint and cardboard which is currently being made into writing instruments. An acquisition made in December 1996 added the manufacture of high-performance woven structural components to the Company's products. Sales of all other products and services approximated 19 percent of the Company's sales in 1996 and 1995, and 24 percent in 1994.

GENERAL BUSINESS INFORMATION

  Lydall operates eleven manufacturing and fabricating facilities in the United States which are located in Rochester, New Hampshire; Green Island, New York; Hoosick Falls, New York; Manchester, Connecticut; Richmond, Virginia; Hamptonville, North Carolina; Rockwell, North Carolina; Columbus, Ohio; Jacksonville, Florida, Covington, Tennessee and Hatboro, Pennsylvania. Lydall also has one manufacturing facility in Saint-Rivalain en Melrand, France.

  Lydall holds a number of patents, trademarks, and licenses. While no single patent, trademark or license by itself is critical to the success of Lydall, together these intangible assets are of considerable value to the Company's operations.

  The working capital requirements of the Company are financed primarily from operations. No significant portion of Lydall's business is seasonal. Lydall maintains levels of inventory and grants credit terms which are normal within the industries it serves. The Company uses a wide range of raw materials in the manufacturing of its products and was able to obtain all the raw materials needed during 1996. The majority of these materials are available from a variety of suppliers who can be substituted if necessary.

  Thirty-two percent of Lydall's total sales in 1996 were to the world-wide automotive market compared to thirty-three percent in 1995. Lydall's automotive sales are sold to various customers including parts suppliers, thermal insulation fabricators, air-bag manufacturers and original equipment manufacturers for use in a variety of models and applications. Sales to Ford Motor Company represented 16.6 percent of Lydall's total sales in 1996, and no other single customer accounted for more than 10 percent of total sales.

  Lydall invested $6.8 million in 1996, $6.2 million in 1995, and $5.5 million in 1994, respectively, in activities to develop new products and special manufacturing processes or to improve existing products. Most of Lydall's investment in research and development is application specific; very little is pure research. There were no significant customer-sponsored research and development activities during the past three years.

  Lydall's backlog was $25.1 million at December 31, 1996, $28.0 million at December 31, 1995, and $24.5 million at December 31, 1994. Lydall expects to fill its backlog of 1996 orders during the first quarter of 1997. Backlog at February 28, 1997 was $27.2 million. There are no seasonal aspects to this backlog.

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

  As of March 1, 1997, Lydall and its subsidiaries had 1,272 employees, including foreign employees. Approximately 175 of the domestic employees are represented by eight unions under contracts expiring between November 1997 and November 1999. Lydall considers its employee relationships to be satisfactory, and there have not been any actual or threatened work stoppages due to union related activities. All employees at the Company's facility in France are covered under a National Collective Bargaining Agreement.

  Foreign and export sales were 21 percent of total sales in 1996, 22 percent in 1995 and 21 percent in 1994. Export sales are concentrated primarily in Europe, the Far East, Mexico, and Canada and were $37.0 million, $38.9 million,and $30.7 million in 1996, 1995 and 1994, respectively.

  Foreign sales were $17.6 million, $17.0 million, and $14.4 million for the years ended December 31, 1996, 1995, and 1994, respectively. For the year ended December 31, 1996, the foreign facility incurred losses of $796 thousand. For the year ended December 31, 1995 the foreign facility earned $127 thousand excluding the effect of a statutory tax rate increase on deferred tax balances which negatively impacted income by $292 thousand. For the year ended December 31, 1994, net income was $192 thousand. Total foreign assets were $18.5 million and $20.4 million at December 31, 1996 and 1995, respectively.

  There are no anticipated operating risks related to foreign investment law, expropriation, inflation effects or availability of material, labor and energy. The Company's foreign and domestic operations limit currency and foreign exchange transaction risks by completing transactions primarily in their functional currencies.

ITEM 2. PROPERTIES.

  The principal properties of the Company and its subsidiaries are situated at the following locations and have the following characteristics:

                                                              APPROXIMATE AREA
                                                             ------------------
                                                              LAND   BUILDINGS
     LOCATION                  GENERAL DESCRIPTION           (ACRES) (SQ. FEET)
     --------                  -------------------           ------- ----------
   1 Manchester,     Office Facilities.....................    2.0     25,000
      Connecticut
   2 Manchester,     Paperboard Manufacturing..............   11.6     70,500
      Connecticut
   3 Covington,      Composite Materials Manufacturing.....   26.0    155,000
      Tennessee
   4 Richmond,       Laminated Kraft Manufacturing.........    5.0    104,000
      Virginia
   5 Rochester,      Specialty Paper Manufacturing.........   18.0    143,000
      New Hampshire
   6 Hoosick Falls,  Composite Materials Manufacturing.....   11.0    129,000
      New York
   7 Hamptonville,   Nonwoven Materials Manufacturing......   35.2     85,000
      North Carolina

                                                             APPROXIMATE AREA
                                                            ------------------
                                                             LAND   BUILDINGS
     LOCATION                       GENERAL DESCRIPTION     (ACRES) (SQ. FEET)
     --------                       -------------------     ------- ----------
   8 Green Island,              Specialty Paper
      New York                  Manufacturing &
                                Warehouse.................    5.4    275,000
   9 Manchester,                Corporate Office and
      Connecticut               Computer Center...........    4.5     20,000
  10 Rockwell,                  Fabricating Facility......   11.5     51,000
      North Carolina
  11 Saint-Rivalain en Melrand, Specialty Paper
      France                    Manufacturing.............   14.3    156,000
  12 Columbus,                  Fabricating Facility......    9.0     80,000
      Ohio
  13 Jacksonville,              Laminated Kraft
      Florida                   Manufacturing.............    --      52,000
  14 Hatboro,                   Specialty Materials
      Pennsylvania              Manufacturing.............    --      36,000
  15 Manchester,                Warehouse and Office
      Connecticut               Facilities................   7.08     95,000

Properties numbered 4, 10, 12, 13 and 14, are being leased; all others are owned. For information with respect to obligations for lease rentals and owned property, see the Notes to the Consolidated Financial Statements of the Company included in the 1996 Annual Report to Stockholders, which are incorporated herein by reference. Lydall considers its properties to be suitable and adequate for its present needs. The properties are being fully utilized. In addition to the properties listed above, the Company has several additional leases for sales offices and warehouses in the United States and overseas.

ITEM 3. LEGAL PROCEEDINGS.

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

  During the quarter ended September 30, 1994, the Company learned that the EPA had completed its Record of Decision ("ROD") for the Michigan site and has estimated the total cost of remediation to be between $17 million and $22 million. Based on the alleged volumetric contribution of its former subsidiary to the site, and on the EPA's estimated remediation costs, Lydall's alleged total exposure would be less than $100 thousand, which has been accrued. In June 1995, the Company and its former subsidiary were sued in the Northern District of Indiana by the insurer of the current operator of the former subsidiary's plant seeking contribution. In January

1997, the insurer made a settlement demand of $133,925 to the Company in exchange for a release of the Company's liability at the site. Although the Company believes it has several defenses to the action, it is evaluating the demand.

  Management believes the ultimate disposition of this matter will not have a material adverse effect upon the Company's consolidated financial position or results of operations.

  On March 19, 1996, patent litigation brought by ATD Corporation ("ATD") against Lydall in the U.S. District Court for the Eastern District of Michigan was concluded with the jury finding in favor of Lydall and with all of ATD's claims for damages being denied. Post trial motions of both parties for judgment as a matter of law were denied by the Court on February 27, 1997. The period for appeal to the U.S. Court of Appeals for the Federal Circuit regarding this litigation expires on March 30, 1997.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  There were no matters submitted to a vote of security holders during the fourth quarter of 1996.

EXECUTIVE OFFICERS AND OTHER SIGNIFICANT EMPLOYEES OF THE REGISTRANT:

  The name, age, current position, and other business experience since January 1, 1992 of each executive officer of the Company are listed on the following page. Leonard R. Jaskol, John E. Hanley, Carole F. Butenas, Alan J. Gnann and Mary Tremblay are elected annually at the organizational meeting of the Board of Directors. All others are appointed by the President and Chief Executive Officer for an indefinite period. There are no family relationships among executive officers or other significant employees.

                                                                    OTHER BUSINESS
NAME                 AGE               TITLE                     EXPERIENCE SINCE 1992
----                 ---               -----                     ---------------------
Leonard R. Jaskol    60  Chairman of the Board (since       N/A
                         1991) President and Chief
                         Executive Officer (since 1988)
John E. Hanley       40  Vice President--Finance and        N/A
                         Treasurer (since 1992)
Carole F. Butenas    54  Vice-President--Investor           N/A
                         Relations (since 1991) Director
                         (1995)
Alan J. Gnann(1)     47  Vice President--Corporate          President--Manning Nonwovens
                         Development (since 1993)           Division
Mary Tremblay        36  General Counsel and Secretary      N/A
                         (since 1991)
Raymond J. Lanzi     58  Division President (since 1979)    N/A
                         Director (1993)
Elliott F. Whitely   53  Division President (since 1987)    N/A
                         Director (1993) (1996)
James P. Carolan     54  Division President (since 1993)    President--Lydall International
                         Director (1994) (1996)
William J. Rankin    43  Division President (since 1992)    N/A
                         Director (1995)
Christopher R.       43  Division President (since 1990)    N/A
 Skomorowski             Director (1994)
John J. Worthington  48  Division President (since 1996)    General Manager, W. R. Grace
                                                            and Specialty Paperboard, Inc.

--------
(1) Mr. Gnann has resigned effective March 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Information regarding the common stock of the Company and recent market prices of such stock, the cash dividend policy, and the approximate number of holders of common stock, is incorporated herein by reference to pages 24, 34, 41 and 42 of the 1996 Annual Report to Stockholders.

ITEM 6. SELECTED FINANCIAL DATA.

  Information regarding selected financial data of the Company is incorporated herein by reference to page 41 of the 1996 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Management's discussion and analysis of financial condition and results of operations is incorporated herein by reference to the President's Letter, the Analysis of Results and Key Financial Items on pages 2 through 6 and 16 through 24 of the 1996 Annual Report to Stockholders.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The consolidated financial statements of Lydall, Inc. and its subsidiaries and the supplementary quarterly financial information are incorporated by reference to pages 25 through 39 of the 1996 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There have been no disagreements with the Company's independent public accountants on accounting and financial disclosure.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding the directors of Lydall is incorporated by reference to the definitive Proxy Statement of Lydall to be filed with the Commission relating to its Annual Meeting of stockholders to be held on May 14, 1997. Information regarding the executive officers and other significant employees of the Company is contained on page 6 of this report.

ITEM 11. EXECUTIVE COMPENSATION.

  Information regarding the compensation of Lydall's directors and executive officers is incorporated by reference to the definitive Proxy Statement of Lydall to be filed with the Commission relating to its Annual Meeting of stockholders to be held on May 14, 1997, excluding the Compensation and Stock Option Committee Report to Stockholders found on pages 16 through 18, and the comparative performance graph located on page 19, therein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding beneficial ownership of the common stock by certain beneficial owners and by management of the Company is incorporated by reference to the definitive Proxy Statement of Lydall to be filed with the Commission relating to its Annual Meeting of stockholders to be held on May 14, 1997.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information regarding certain relationships and related transactions with management is incorporated by reference to the definitive Proxy Statement of Lydall to be filed with the Commission relating to its Annual Meeting of stockholders to be held on May 14, 1997.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  a) 1) The following consolidated financial statements of Lydall, Inc. and its subsidiaries are found in and are incorporated by reference to the Annual Report to Stockholders for the year ended December 31, 1996:

                                                                                    ANNUAL
                                                                                    REPORT
                                                                                    PAGES
                                                                                    ------
Consolidated Income Statements--Years ended December 31, 1996, 1995, and 1994.....     25
Consolidated Balance Sheets--December 31, 1996 and 1995...........................  26-27
Consolidated Statements of Cash Flows--Years ended December 31, 1996, 1995, and
 1994.............................................................................     28
Consolidated Statements of Changes in Stockholders' Equity--Years ended December
 31, 1996,
 1995, and 1994...................................................................     29
Notes to Consolidated Financial Statements........................................  30-39
Report of Independent Accountants.................................................     40
                                                                                     10-K
                                                                                    PAGES
                                                                                    -----
  a) 2) Financial Statement Schedule:
Report of Independent Accountants.................................................     12
Consent of Independent
 Accountants.................                                                          13
Schedule II--Valuation and Qualifying Accounts--Years ended December 31, 1996,
 1995, and 1994...................................................................     14

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or are presented in the notes to financial statements, and therefore have been omitted.

  With the exception of the consolidated financial statements and the accountants' report thereon listed in the above index, the information referred to in Items 2, 5, 6 and 7 and the supplementary quarterly financial information referred to in Item 8, all of which is included in the 1996 Annual Report to Stockholders of the Company and incorporated by reference into this Form 10-K Annual Report, the 1996 Annual Report to Stockholders is not to be deemed "filed" as part of this report.

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

10.3* Amended and restated, 1992 Stock Incentive Compensation Plan, dated May
      14, 1992, amended through May 11, 1994, (filed as exhibit 10.3 to the registrant's Annual Report on Form 10-K dated March 27, 1995, and incorporated herein by this reference.)

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

10.6* Employment Agreement with Leonard R. Jaskol dated March 1, 1995, (filed as exhibit 10.6 to the registrant's Annual Report on Form 10-K dated March 27, 1995, and incorporated herein by this reference.)

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

10.13* Employment Agreement with William J. Rankin, dated March 10, 1995
       (filed as Exhibit 10.7 to the registrant's Quarterly report on Form 10-Q dated May 9, 1995 and incorporated herein by this reference).

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

10.16* Employment Agreement with Mary Adamowicz Tremblay dated March 10, 1995
       (filed as Exhibit 10.10 to the registrant's Quarterly report on Form 10-Q dated May 9, 1995 and incorporated herein by this reference).

10.17* Employment Agreement with John J. Worthington dated November 7, 1996, filed herewith.

10.18* Lydall, Inc. Board of Directors Deferred Compensation Plan effective
       January 1, 1991, (filed as Exhibit 10.17 to the registrant's Annual Report on Form 10-K dated March 26, 1991 and incorporated herein by this reference).

10.19 Asset Purchase Agreement between Lydall Central, Inc. and Standard Packaging, Inc. (filed as Exhibit 2.1 to the registrant's Current Report on Form 8-K dated February 28, 1994 and incorporated herein by this reference).

10.20 Asset Purchase Agreement between Lydall Eastern, Inc. and Riverwood International Georgia, Inc. (filed as Exhibit 10.1 to the registrant's Quarterly Report on Form 10-Q dated August 10, 1994 and incorporated herein by this reference).

10.21* Lydall, Inc. Supplemental Executive Retirement Plan effective January
       1, 1994, (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K dated March 27, 1996).

10.22 Asset Purchase Agreement between Lydall New York, Inc. and Textile Technologies Industries, Inc. filed herewith. The registrant shall furnish copies of exhibits to the Asset Purchase Agreement upon the request of the Commission.

11.1 Schedule of Computation of Weighted Average Common Shares and Equivalents Outstanding, filed herewith.

13.1 Annual Report to Stockholders for the year ended December 31, 1996, filed herewith.

21.1  List of subsidiaries of the registrant, filed herewith.

23.1  Consent of Coopers and Lybrand, L.L.P.,filed herewith.

24.1 Power of Attorney, dated March 13, 1997, authorizing Leonard R. Jaskol and/or John E. Hanley to sign this report on behalf of each member of the Board of Directors indicated therein, filed herewith.

27.1  Financial Data Schedule, filed herewith.
--------
*Management contract or compensatory plan.

  b) Reports on Form 8-K:
   No reports on Form 8-K were filed during the fourth quarter, 1996.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, LYDALL, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Lydall, Inc.

                                                     Leonard R. Jaskol
Date: March 27, 1997                      By __________________________________
                                              LEONARD R. JASKOL CHAIRMAN AND
                                                  CHIEF EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF LYDALL, INC. IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE
              ---------                        -----                 ----

          Leonard R. Jaskol            Chairman, Chief          March 27, 1997
-------------------------------------   Executive Officer
          LEONARD R. JASKOL             and Director

           John E. Hanley              Vice President--Finance  March 27, 1997
-------------------------------------   and Treasurer
           JOHN E. HANLEY               (Principal Financial
                                        and Accounting Officer)


           John E. Hanley                                       March 27, 1997
-------------------------------------
           JOHN E. HANLEY

ATTORNEY-IN-FACT FOR:

            Lee A. Asseo               Director*                March 27, 1997
-------------------------------------
            LEE A. ASSEO

         Paul S. Buddenhagen           Director*                March 27, 1997
-------------------------------------
         PAUL S. BUDDENHAGEN

          James P. Carolan             Director*                March 27, 1997
-------------------------------------
          JAMES P. CAROLAN

          Samuel P. Cooley             Director*                March 27, 1997
-------------------------------------
          SAMUEL P. COOLEY

           W. Leslie Duffy             Director*                March 27, 1997
-------------------------------------
           W. LESLIE DUFFY

          William P. Lyons             Director*                March 27, 1997
-------------------------------------
          WILLIAM P. LYONS

           Joel Schiavone              Director*                March 27, 1997
-------------------------------------
           JOEL SCHIAVONE

         Elliott F. Whitely            Director*                March 27, 1997
-------------------------------------
         ELLIOTT F. WHITELY

          Roger M. Widmann             Director*                March 27, 1997
-------------------------------------
          ROGER M. WIDMANN

           Albert E. Wolf              Director*                March 27, 1997
-------------------------------------
           ALBERT E. WOLF

* (constituting in excess of a majority of the full Board of Directors)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lydall, Inc.:

  Our report on the consolidated financial statements of Lydall, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 40 of the 1996 Annual Report to Stockholders of Lydall, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 8 of this Form 10-K.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          Coopers & Lybrand L.L.P.

Hartford, Connecticut February 14, 1997, except for Contingencies footnote, for which the date is February 27, 1997.

                                                                   EXHIBIT 23.1

                      CONSENT OF INDEPENDENT ACCOUNTANTS

  We consent to the incorporation by reference in the registration statement of Lydall, Inc. on Form S-8 (File No. 33-93768) of our reports dated February 14, 1997 except as to the information presented in the Contingencies footnote, for which the date is February 27, 1997, on our audits of the consolidated financial statements and financial statement schedule of Lydall, Inc., and Subsidiaries as of December 31, 1996 and 1995, and for the years ended December 31, 1996, 1995 and 1994, which reports are incorporated by reference from the 1996 Annual Report to Stockholders, and included, respectively, in this Annual Report on Form 10-K.
                                          Coopers & Lybrand L.L.P.

Hartford, Connecticut March 27, 1997

                                                                     SCHEDULE II

                         LYDALL, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1996, 1995, AND 1994

$ THOUSANDS                                ADDITIONS
-----------                          ---------------------
                                                CHARGED TO
                                     CHARGED TO   OTHER
                          BALANCE AT COSTS AND  ACCOUNTS--   DEDUCTIONS--   BALANCE AT
      DESCRIPTION         JANUARY 1   EXPENSES   DESCRIBE      DESCRIBE     DECEMBER 31
      -----------         ---------- ---------- ----------   ------------   -----------
1996
Allowance for doubtful
 receivables............    $1,938     $  235     $ --         $  (446)(1)    $1,727
Accumulated amortization
 of intangible assets...     8,446        772       --          (1,477)(3)     7,741
Accrued reorganization..       137        --        --            (109)(2)        28
Accrued environmental...     1,072        --        (62)(4)        (12)(2)       998
Accumulated amortization
 of goodwill............     1,103        585       --             --          1,688
LIFO reserve............     2,493        316       --          (1,069)(5)     1,740
1995
Allowance for doubtful
 receivables............    $1,724     $  565     $ --         $  (351)(1)    $1,938
Accumulated amortization
 of intangible assets...     7,524        923       --              (1)(4)     8,446
Accrued reorganization..       157          4       --             (24)(2)       137
Accrued environmental...     1,002        --         83 (4)        (13)(2)     1,072
Accumulated amortization
 of goodwill............       516        587       --             --          1,103
LIFO reserve............     1,659      1,152       --            (318)(5)     2,493
1994
Allowance for doubtful
 receivables............    $1,126     $1,345     $ --         $  (747)(1)    $1,724
Accumulated amortization
 of intangible assets...     6,733        921       --            (130)(3)     7,524
Accrued reorganization..        95         72       --             (10)(2)       157
Accrued environmental...       954        --         90 (4)        (42)(2)     1,002
Accumulated amortization
 of goodwill............        34        482       --             --            516
LIFO reserve............     1,426        589       --            (356)(5)     1,659

Notes(1):Uncollected receivables written off.
   (2): Disbursements of amounts previously accrued.
   (3): Write off of fully amortized asset.
   (4): Record foreign currency translation adjustments.
   (5): Adjustment of LIFO reserve for inventory levels.

                                   SCHEDULE X

                               INDEX TO EXHIBITS

                                                                           PAGE IN
EXHIBIT                                                                 SEQUENTIALLY
NUMBER                      DESCRIPTION OF DOCUMENT                     NUMBERED COPY
-------                     ------------------------                    -------------
  3.1    Amended and Restated Certificate of Incorporation of the
         registrant dated August 14, 1995, (filed as Exhibit 4.1 to the registrants Quarterly Report on Form 10-Q dated November 9,
         1995 and incorporated herein by this reference).
  3.2    Bylaws of the registrant (filed as Exhibit 3.2 to the
         registrant's Registration Statement on Form 8-B dated October
         16, 1987, and incorporated herein by this reference).
  4.1    Certain long-term debt instruments, each representing
         indebtedness in an amount equal to less than 10 percent of the registrant's total consolidated assets, have not been filed as exhibits to this Annual Report on Form 10-K. The registrant hereby undertakes to file these instruments with the
         Commission upon request.
 10.1    Lydall, Inc. 1978 Long-Term Incentive Compensation Plan (filed as Exhibit 4.4 to the registrant's Registration Statement on
         Form S-8 dated March 18, 1988 (Reg. No.33-20777), and
         incorporated herein by this reference).
 10.2    Amended and restated, Lydall, Inc. 1982 Stock Incentive
         Compensation Plan, amended through May 14, 1991,(filed as
         Exhibit 10.6 to the registrant's Annual Report on Form 10-K dated March 26, 1992 amended through May 14, 1991, by this reference).
 10.3    Amended and restated 1992 Stock Incentive Compensation Plan, dated May 14, 1992 amended through May 11, 1994, (filed as exhibit 10.3 to the registrant's Annual Report on Form 10-K dated March 27, 1995, and incorporated herein by this reference).
 10.4    Lydall, Inc. Senior Management Annual Incentive Compensation
         Plan (filed as Exhibit 3.5 to the registrant's Registration
         Statement on Form 8-B dated October 16, 1987, and incorporated herein by this reference).
 10.5    Lydall, Inc. Management Annual Incentive Compensation Plan
         (filed as Exhibit 3.6 to the registrant's Registration
         Statement on Form 8-B dated October 16, 1987, and incorporated herein by this reference).
 10.6    Employment Agreement with Leonard R. Jaskol dated March 1,
         1995 filed as exhibit 10.6 to the registrant's Annual Report on Form 10-K dated March 27, 1995, and incorporated herein by this reference).
 10.7    Employment Agreement with John E. Hanley dated March 10, 1995,
         (filed as Exhibit 10.1 to the registrant's Quarterly Report on
         Form 10-Q dated May 9, 1995 and incorporated herein by this reference).
 10.8    Employment Agreement with James P. Carolan dated March 10,
         1995 (filed as Exhibit 10.2 to the registrant's Quarterly
         report on Form 10-Q dated May 9, 1995 and incorporated herein by this reference).
 10.9    Employment Agreement with Elliott F. Whitely dated March 10,
         1995 (filed as Exhibit 10.3 to the registrant's Quarterly
         report on Form 10-Q dated May 9, 1995 and incorporated herein by this reference).
 10.10   Employment Agreement with Alan J. Gnann dated March 10, 1995
         (filed as Exhibit 10.4 to the registrant's Quarterly report on
         Form 10-Q dated May 9, 1995 and incorporated herein by this reference).

                                                                                PAGE IN
EXHIBIT                                                                       SEQUENTIALLY
NUMBER                        DESCRIPTION OF DOCUMENT                        NUMBERED COPY
-------                       ------------------------                       --------------
 10.11   Employment Agreement with Raymond J. Lanzi dated March 10, 1995
         (filed as Exhibit 10.5 to the registrant's Quarterly report on Form
         10-Q dated May 9, 1995 and incorporated herein by this reference).
 10.12   Employment Agreement with Christopher R. Skomorowski dated March
         10, 1995 (filed as Exhibit 10.6 to the registrant's Quarterly report on Form 10-Q dated May 9, 1995 and incorporated herein by this reference).
 10.13   Employment Agreement with William J. Rankin dated March 10, 1995
         (filed as Exhibit 10.7 to the registrant's Quarterly report on Form
         10-Q dated May 9, 1995 and incorporated herein by this reference).
 10.14   Employment Agreement with Carole F. Butenas dated March 10, 1995
         (filed as Exhibit 10.8 to the registrant's Quarterly report on Form
         10-Q dated May 9, 1995 and incorporated herein by this reference).
 10.15   Employment Agreement with Mona G. Estey dated March 10, 1995 (filed as Exhibit 10.9 to the registrant's Quarterly report on Form 10-Q dated May 9, 1995 and incorporated herein by this reference).
 10.16   Employment Agreement with Mary Adamowicz Tremblay dated March 10,
         1995 (filed as Exhibit 10.10 to the registrant's Quarterly report on Form 10-Q dated May 9, 1995 and incorporated herein by this reference).
 10.17   Employment Agreement with John J. Worthington dated November 7,
         1996, filed herewith.
 10.18   Lydall, Inc. Board of Directors Deferred Compensation Plan
         effective January 1, 1991,(filed as Exhibit 10.17 to the
         registrant's Annual Report on Form 10-K dated March 26, 1991 and incorporated herein by this reference).
 10.19   Asset Purchase Agreement between Lydall Central, Inc. and Standard
         Packaging, Inc. (filed as Exhibit 2.1 to the registrant's Current
         Report on Form 8-K dated February 28, 1994 and incorporated herein by this reference).
 10.20   Asset Purchase Agreement between Lydall Eastern, Inc. and Riverwood
         International Georgia, Inc. (filed as Exhibit 10.1 to the
         registrant's Quarterly Report on Form 10-Q dated August 10, 1994 and incorporated herein by this reference).
 10.21   Lydall, Inc. Supplemental Executive Retirement Plan effective
         January 1, 1994, (filed as Exhibit 10.20 to the Registrant's Annual
         Report on Form 10-K dated March 27, 1996).
 10.22   Asset Purchase Agreement between Lydall New York, Inc. and Textile
         Technology Industries, Inc. filed herewith. The registrant shall furnish copies of exhibits to the Asset Purchase Agreement upon request of the Commission.
 11.1    Schedule of Computation of Weighted Average Common Shares and
         Equivalents Outstanding, filed herewith.
 13.1    Annual Report to Stockholders for the year ended December 31, 1996, filed herewith.
 21.1    List of subsidiaries of the registrant, filed herewith.
 23.1    Consent of Coopers and Lybrand, L.L.P., filed herewith.
 24.1    Power of Attorney, dated March 13, 1997, authorizing Leonard R.
         Jaskol and/or John E. Hanley to sign this report on behalf of each member of the Board of Directors indicated therein, filed herewith.
 27.1    Financial Data Schedule, filed herewith.