Form 10-Q
period 1997-03-31
LYDALL INC /DE/
filed 1997-05-13
CIK 60977

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

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997

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

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.     Yes  X   No
                                                       ---     ---

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common stock $.10 par value per share.
         Total shares outstanding May 8, 1997           16,692,974

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  LYDALL, INC.

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
Part I. Financial Information
  Item 1. Financial Statements
    Consolidated Condensed Balance Sheets.............................     2
    Consolidated Condensed Statements of Income.......................     3
    Consolidated Condensed Statements of Cash Flows...................     4
    Notes to Consolidated Condensed Financial Statements..............   5-6
  Item 2. Management's Discussion and Analysis of Financial Condition
         and Results of Operations....................................   6-8
Part II. Other Information
  Item 6. Exhibits and Reports on Form 8-K............................     8
Signature.............................................................     9

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         LYDALL, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         MARCH 31,  DECEMBER 31,
                                                           1997         1996
                                                        ----------- ------------
                                                        (UNAUDITED)
                        ASSETS
Current assets:
  Cash and cash equivalents............................  $ 24,055     $ 38,226
  Short-term investments...............................     4,943        4,941
  Accounts receivable, net.............................    32,964       33,953
  Inventories:
    Finished goods.....................................     6,366        5,965
    Work in process....................................     4,028        3,712
    Raw materials......................................     7,116        6,743
    LIFO reserve.......................................    (1,678)      (1,740)
                                                         --------     --------
  Total inventories....................................    15,832       14,680
  Prepaid expenses.....................................     1,286          959
  Deferred tax assets..................................     3,589        3,612
                                                         --------     --------
      Total current assets.............................    82,669       96,371
                                                         --------     --------
Property, plant and equipment, at cost.................   118,643      113,347
Less accumulated depreciation..........................   (52,855)     (51,309)
                                                         --------     --------
                                                           65,788       62,038
Other assets, at cost, less amortization...............    23,175       23,710
                                                         --------     --------
Total assets ..........................................  $171,632     $182,119
                                                         ========     ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt....................  $  3,200     $  4,450
  Notes payable........................................       --         8,000
  Accounts payable.....................................    18,110       15,758
  Accrued taxes........................................     3,630        1,322
  Accrued payroll and other compensation...............     2,842        6,014
  Other accrued liabilities............................     6,855        7,469
                                                         --------     --------
      Total current liabilities........................    34,637       43,013
Long-term debt.........................................     5,050        5,050
Deferred tax liabilities...............................    12,148       12,667
Other long-term liabilities............................     3,539        3,545
Stockholders' equity:
  Preferred stock......................................       --           --
  Common stock.........................................     2,123        2,112
  Capital in excess of par value.......................    34,767       34,235
  Foreign currency translation adjustment..............       647        1,425
  Equity adjustments...................................      (123)          39
  Retained earnings....................................   108,822      103,197
                                                         --------     --------
                                                          146,236      141,008
  Less: treasury stock, at cost........................   (29,978)     (23,164)
                                                         --------     --------
      Total stockholders' equity.......................   116,258      117,844
                                                         --------     --------
Total liabilities and stockholder's equity ............  $171,632     $182,119
                                                         ========     ========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                     (IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                           THREE MONTHS ENDED
                                                                MARCH 31,
                                                           --------------------
                                                             1997       1996
                                                           ---------  ---------
                                                               (UNAUDITED)
Net sales................................................  $  61,971  $  65,794
Cost of sales............................................     42,708     45,003
                                                           ---------  ---------
Gross margin.............................................     19,263     20,791
Selling, product development and administrative expenses.     10,496     11,216
                                                           ---------  ---------
Operating income.........................................      8,767      9,575
Other (income) expense
  Investment income......................................       (365)      (324)
  Interest expense.......................................        158        182
  Other..................................................        (43)       125
                                                           ---------  ---------
                                                                (250)       (17)
                                                           ---------  ---------
Income before income taxes...............................      9,017      9,592
Income tax expense.......................................      3,392      3,627
                                                           ---------  ---------
Net income...............................................  $   5,625  $   5,965
                                                           =========  =========
Per-share amounts:
  Net income per share...................................  $     .32  $     .33
                                                           =========  =========
  Weighted average common stock and equivalents
   outstanding...........................................     17,819     18,310
                                                           =========  =========

    See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                           THREE MONTHS ENDED
                                                               MARCH 31,
                                                           --------------------
                                                             1997       1996
                                                           ---------  ---------
                                                              (UNAUDITED)
Cash flows from operating activities:
 Net income............................................... $   5,625  $  5,965
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation............................................     2,049     2,026
  Amortization............................................       436       370
  Changes in operating assets and liabilities, excluding
   effects from acquisitions:
   Accounts receivable....................................       739    (1,571)
   Inventories............................................    (1,316)   (1,412)
   Other assets...........................................      (332)       51
   Accounts payable.......................................     2,556     3,855
   Accrued taxes..........................................     2,330       773
   Accrued payroll and other compensation.................    (3,153)   (2,094)
   Deferred income taxes..................................      (294)     (327)
   Other long-term liabilities............................       117      (605)
   Other accrued liabilities..............................      (400)    1,213
                                                           ---------  --------
 Total adjustments........................................     2,732     2,279
                                                           ---------  --------
Net cash provided by operating activities.................     8,357     8,244
                                                           ---------  --------
Cash flows from investing activities:
 Acquisitions.............................................       (49)      --
 Additions of property, plant, and equipment..............    (6,741)   (2,078)
 Purchase of investments, net.............................      (164)   (1,138)
 Disposals of property, plant, and equipment, net.........         1       363
                                                           ---------  --------
Net cash used for investing activities....................    (6,953)   (2,853)
                                                           ---------  --------
Cash flows from financing activities:
 Long-term debt payments..................................    (1,250)     (540)
 Payment of current note payable..........................    (8,000)      --
 Issuance of common stock.................................       543       705
 Acquisition of common stock..............................    (6,814)   (6,937)
                                                           ---------  --------
Net cash used for financing activities....................   (15,521)   (6,772)
                                                           ---------  --------
Effect of exchange rate changes on cash...................       (54)      (16)
                                                           ---------  --------
Decrease in cash and cash equivalents.....................   (14,171)   (1,397)
Cash and cash equivalents at beginning of period..........    38,226    27,820
                                                           ---------  --------
Cash and cash equivalents at end of period................ $  24,055  $ 26,423
                                                           =========  ========
Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
 Interest................................................. $     204  $    341
 Income taxes.............................................     1,438     3,268
Non-cash transactions:
 Unrealized gains/losses on available-for-sale securities.       162        73
 Reduction of payable for acquired operations.............       150       --

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

3. In the mid-1980's, the United States Environmental Protection Agency (EPA) notified a former subsidiary of the Company that it and other entities may be potentially responsible in connection with the release of hazardous substances at a landfill and property located adjacent to a landfill located in Michigan City, Indiana. The two sites have been combined and are viewed by the EPA as one site. The preliminary indication, based on the Site Steering Committee's volumetric analysis, is that the alleged contribution to the waste volume at the site from the plant once owned by a former subsidiary is approximately 0.434 percent of the total volume. The portion of the 0.434 percent specifically attributable to the former subsidiary by the current operator of the plant is approximately 0.286 percent.

   There are over 800 potentially responsible parties (prp's) which have been identified by the Site Steering Committee. Of these, 38, not including the Company's former subsidiary, are estimated to have contributed over 80 percent of the total waste volume at the site. These prp's include Fortune 500 companies, public utilities, and the State of Indiana. The Company believes that, in general, these parties are financially solvent and should be able to meet their obligations at the site. The Company has reviewed Dun & Bradstreet reports on several of these prp's and, based on these financial reports, does not believe Lydall will have any material additional volume attributed to it for reparation of this site due to insolvency of other prp's.

   During the quarter ended September 30, 1994, the Company learned that the EPA had completed its Record of Decision for the Michigan site and has estimated the total cost of remediation to be between $17 million and $22 million. Based on the alleged volumetric contribution of its former subsidiary to the site, and on the EPA's estimated remediation costs, Lydall's alleged total exposure would be less than $100 thousand, which has been accrued. In June 1995, the Company and its former subsidiary were sued in the Northern District of Indiana by the insurer of the current operator of the former subsidiary's plant seeking contribution. In January 1997, the insurer made a settlement demand of $133,925 to the Company in exchange for a release of the Company's liability at the site. Although the Company believes it has several defenses to the action, it is evaluating the demand.

   Management believes the ultimate disposition of this matter will not have a material adverse effect upon the Company's consolidated financial position or results of operations.

4. On March 19, 1996, patent litigation brought by ATD Corporation (ATD) against Lydall in the U.S. District Court for the Eastern District of Michigan was concluded with the jury finding in favor of Lydall and with all of ATD's claims for damages being denied. Post-trial motions of both parties for judgement as a matter of law were denied by the Court on February 27, 1997. A notice of appeal to the U.S. Court of Appeals for the Federal Circuit regarding this litigation was filed by ATD on March 28, 1997. Management believes the ultimate disposition of this matter will not have a material adverse effect upon the Company's consolidated financial position or results of operations.

5. The Company will adopt Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128) for the year ending December 31, 1997. SFAS 128 is required to be adopted in the fourth quarter of 1997 and will include restatement of all prior periods presented. The Statement establishes standards for computing and presenting earnings per share (EPS) through simplification of the standards previously found in APB Opinion No. 15, and makes them comparable to international EPS standards. The change in the computation will not have a material effect on the EPS of the Company. The adoption will have no effect on the Company's consolidated financial position or results of operations.

  In February 1997, Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure (SFAS 129) was issued. SFAS 129 establishes standards for disclosing information about an entity's capital structure and is effective for financial statements for periods ending after December 15, 1997. The disclosure requirements are the same as those currently being followed by the Company. Accordingly, there is no effect on the Company's financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS:

  For the first quarter ended March 31, 1997, sales were $62.0 million compared with $65.8 million for the same period last year--a decrease of 5.8 percent. Net income in the 1997 first quarter decreased by 5.7 percent to $5.6 million compared with $6.0 million in the comparable quarter of 1996. On a per-share basis, the Company earned $.32 in the first quarter of 1997 compared with $.33 in the first quarter of 1996.

  Gross margin in the first quarter of 1997 was $19.3 million, or 31.1 percent of sales, compared with $20.8 million, or 31.6 percent of sales, for the first quarter of 1996. After-tax return on sales was 9.1 percent for both the first quarter of 1997 and 1996.

  Selling, product development and administrative expenses amounted to $10.5 million, or 16.9 percent of sales for the first quarter of 1997. This compared to first quarter 1996 expenses of $11.2 million, or 17.0 percent of sales. The 1997 figure had significantly less incentive compensation expense in comparison to 1996 while the 1996 figure included $1.0 million to successfully defend a lawsuit alleging patent infringement.

  As anticipated, the Company had a slower start this year compared with the robust levels of business it experienced at the beginning of 1996. Filtration sales, which accounted for about a quarter of total sales in 1996, were off by 11 percent in the first quarter of 1997 compared with the first quarter of 1996. There were three factors contributing to this decline.

  First, sales of high-efficiency air filtration media for clean-room applications were off modestly from last year's first quarter records. This business, which had been the strongest the Company had ever seen early in 1996, slowed in the second half of the year. Although Lydall began seeing increased quotation activity in the first quarter, erratic shipping schedules caused by postponements of planned clean-room construction, the major end-user for these products, continued in the first quarter of 1997. In this market, the Company typically lags market recoveries as well as market declines, and thus, expects a gradual resurgence of demand during the remainder of 1997 in line with industry projections.

  The other factors contributing to filtration sales being off in the quarter were lower industrial liquid filtration and medical filtration product sales. The decline in medical filtration product sales related to temporary processing difficulties with certain fibers and subassemblies and inventory reductions by some customers. These first quarter circumstances have since been remedied.

  Thermal barrier sales, which represented 38 percent of total 1996 sales, were down 13 percent in the first quarter of 1997 compared with the first quarter of 1996. The largest portion of thermal barrier sales are automotive related, and demand for automotive all-metal shields and battery insulators were up substantially in the first quarter 1997 over the same quarter last year. There were two offsets to this growth, however. Sales of air-bag media used in pyrotechnic inflators were off from peak levels last year, and one of the Company's larger shields is no longer being manufactured at its Columbus Operation.

  The Company announced two new programs that will more than replace the discontinued shield business over the long term. Lydall's products were approved for a new all-metal transmission shield on the 1998 Taurus/Sable platform, and the Company was named as a preferred supplier of underbody insulation on General Motors' 1999 GMT800 series. The GMT800 series is the replacement platform for all of GM's full-size pick-up trucks. This program, in its second phase, also includes GM's full-size sport-utility vehicles such as the Tahoe and Suburban.

  During the quarter, two of Lydall's three automotive barrier facilities earned ISO 9001/QS 9000 Certification. It is anticipated that the third facility, the Columbus Operation, will be certified by mid-1997.

  Sales of thermal barrier materials other than automotive were about even with last year's first quarter except for industrial insulation materials used in commercial buildings. Sales of these products were lower than the same quarter last year because one of Lydall's major customers shut down for an extensive rebuild of equipment. This first quarter event will not be a factor going forward.

  Sales dollars of materials handling products were off 6 percent from last year's first quarter record performance, however, unit volume was up almost 23 percent. This business, which represented 13 percent of Lydall's total sales for the year 1996, was affected by the deflationary pricing of linerboard, its principal raw material, in the latter half of 1996. In the first quarter 1997, linerboard prices stabilized, and export activity increased, particularly in South America and the Middle East.

  The effective tax rate for the Company's domestic operations was 37.6 percent for the first quarter of 1997, versus 37.8 percent for the first quarter of 1996. Had the Company not invested cash balances in a variety of tax exempt or tax advantaged investments, the rate would have been 38.8 percent in both 1997 and 1996. The tax rate at the Company's Axohm Division in France remained unchanged at 36.6 percent in 1997 and 1996, but the effect on Lydall's consolidated results was minimal.

  Lydall, Inc. desires to take advantage of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. In addition to economic conditions and market trends, the Company considered the following market circumstances in determining any forward-looking statements made in its Form 10-Q for the first quarter ended March 31, 1997.

  A MAJOR DOWNTURN OF THE U.S. AUTOMOTIVE MARKET. Although Lydall's automotive sales are not solely contingent on the strength of the automotive market, a significant downturn of the U.S. automotive industry could have a substantial impact on Lydall's results. Twenty-seven percent of Lydall's total sales in the first quarter of 1997 were to the U.S. automotive market, excluding aftermarket sales. Lydall's primary automotive products are thermal barriers and heat shields employed both inside and outside of vehicles. Most of Lydall's products are supplied to meet unique, niche applications. There is no direct correlation between the number of Lydall parts on a vehicle and the number of units built, as with tires or steering wheels for example. Slight fluctations in U.S. automotive production have relatively little effect on Lydall's business; however, a major downward shift could prevent Lydall from achieving its projected results.

  A SIGNIFICANT CHANGE IN THE NUMBER OF CLEAN ROOMS BEING BUILT. Lydall's high-efficiency air filtration business is linked to the fabrication of clean rooms around the world. In 1995 and in 1994, the demand for these air filtration media was the strongest the Company has ever seen. In the second half of 1996, the demand curve began to level. Various independent industry-published forecasts project excellent long-term growth for clean-room fabrications. Lydall relies on these forecasts, feedback from its filtration customers, and its own market knowledge. Lydall's forward-looking statements are based in part on the belief that the strength of the industry will continue for the foreseeable future; however, if a significant decline in this market were to occur, it would have a negative impact on Lydall's results.

  RAW-MATERIAL PRICING. Raw-material pricing affects all of Lydall's businesses; however, it particularly impacts the Company's materials-handling products. These products are made from laminated virgin kraft paperboard, also known as linerboard. In 1995, costs of linerboard were extremely high, and Lydall, in turn, raised prices, partially accounting for the higher than average sales growth in 1995. In 1996, as raw-material costs declined, Lydall lost sales dollars. Linerboard prices began to stabilize at the end of 1996. Since the materials-handling business is one area where the market pushes for price reductions that directly track decreases in raw materials, significant changes in the pricing of linerboard affect this portion of Lydall's business.

LIQUIDITY AND CAPITAL RESOURCES:

  Lydall generated operating cash flow (earnings before taxes, interest expense and investment income or expense plus depreciation and amortization) of $11.3 million in the first quarter of 1997. At March 31, 1997, cash, cash equivalents and short-term investments were $29.0 million compared with $43.2 million at year-end 1996. The reduction resulted primarily from the payment of $8.0 million on January 2, 1997 in connection with the acquisition of the Hatboro Operation; $6.8 million to acquire Lydall stock; and increased capital expenditures, primarily related to Lydall 2000. Working capital was $48.0 million compared with $53.4 million at the end of last year.

  The Company's current ratio improved to 2.39 at March 31, 1997 compared with
2.24 at the end of 1996, and total debt to total capitalization was 7 percent, reduced from 13 percent at December 31, 1996.

  On April 16, 1997, Lydall's Board of Directors approved the purchase by the Company of up to one million shares of Lydall Common Stock on the open market from time to time as conditions permit and opportunities arise. This authorization is in addition to a program already in place which is tied to Lydall's stock option plans. During the first quarter 1997, the Company purchased 306,900 shares under the previous program.

  The Company expects to finance its day to day operating needs and the purchase of Lydall Common Stock from accumulated cash, sales of short term investments, cash from operations and short-term lines of credit.

  Lydall continues to actively seek strategic acquisitions and to reinvest in the Company with the primary focus on the ongoing comprehensive quality program and Lydall 2000, a program which will provide a flexible information technology platform to address the dynamic business environment of the 21st Century.

ACCOUNTING STANDARDS:

  The Company will adopt Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128) for the year ending December 31, 1997. SFAS 128 is required to be adopted in the fourth quarter of 1997 and will include restatement of all prior periods presented. The Statement establishes standards for computing and presenting earnings per share (EPS) through simplification of the standards previously found in APB Opinion No. 15, and makes them comparable to international EPS standards. The change in the computation will not have a material effect on the EPS of the Company. The adoption will have no effect on the Company's consolidated financial position or results of operations.

  In February 1997, Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure (SFAS 129) was issued. SFAS 129 establishes standards for disclosing information about an entity's capital structure and is effective for financial statements for periods ending after December 15, 1997. The disclosure requirements are the same as those currently being followed by the Company. Accordingly, there is no effect on the Company's financial statements.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

            11.1--Schedule of Computation of Weighted Average Shares Outstanding, filed herewith.

            27.1--Financial Data Schedule, filed herewith.

  (b) Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the three months ended March 31, 1997.

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Lydall, Inc. (Registrant)


                                          By        /s/ John E. Hanley
                                             ----------------------------------
                                                      JOHN E. HANLEY
                                                Vice President--Finance and
                                            Treasurer(Principal Accounting and
                                                    Financial Officer)

May 9, 1997

                                 LYDALL, INC.
                               Index to Exhibits

Exhibit
No.
-------

  11.1   Schedule of Computation of Weighted Average Shares Outstanding.

  27.1   Financial Data Schedule.