Form 10-Q
period 1997-06-30
LYDALL INC /DE/
filed 1997-08-12
CIK 60977

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1997

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

      ONE COLONIAL ROAD, P.O. BOX 151, MANCHESTER, CONNECTICUT, 06045-0151
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common stock $.10 par value per share.
         Total shares outstanding August 7, 1997  16,626,716

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  LYDALL, INC.

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
    Consolidated Condensed Balance Sheets.............................      3
    Consolidated Condensed Statements of Income.......................    4-5
    Consolidated Condensed Statements of Cash Flows...................      6
    Notes to Consolidated Condensed Financial Statements..............      7
  Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations..........................................   8-11
PART II. OTHER INFORMATION
  Item 4. Submission of Matters to a Vote of Security Holders.........     11
  Item 6. Exhibits and Reports on Form 8-K............................     11
Signature.............................................................     12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         LYDALL, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                         JUNE 30,   DECEMBER 31,
                                                           1997         1996
                                                        ----------- ------------
                                                        (UNAUDITED)
                        ASSETS
Current assets:
  Cash and cash equivalents............................  $ 11,852     $ 38,226
  Short-term investments...............................     8,220        4,941
  Accounts receivable, net.............................    34,130       33,953
  Inventories:
    Finished goods.....................................     5,781        5,965
    Work in process....................................     3,774        3,712
    Raw materials......................................     7,810        6,743
    LIFO reserve.......................................    (1,704)      (1,740)
                                                         --------     --------
  Total inventories....................................    15,661       14,680
  Prepaid expenses.....................................     1,675          959
  Deferred tax assets..................................     3,572        3,612
                                                         --------     --------
      Total current assets.............................    75,110       96,371
                                                         --------     --------
Property, plant and equipment, at cost.................   121,381      113,347
Less accumulated depreciation..........................   (54,566)     (51,309)
                                                         --------     --------
                                                           66,815       62,038
Other assets, at cost, less amortization...............    22,900       23,710
                                                         --------     --------
Total assets...........................................  $164,825     $182,119
                                                         ========     ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt....................  $  3,450     $  4,450
  Notes payable........................................       --         8,000
  Accounts payable.....................................    17,614       15,758
  Accrued taxes........................................       423        1,322
  Accrued payroll and other compensation...............     3,859        6,014
  Other accrued liabilities............................     6,111        7,469
                                                         --------     --------
      Total current liabilities........................    31,457       43,013
Long-term debt.........................................     2,100        5,050
Deferred tax liabilities...............................    12,516       12,667
Other long-term liabilities............................     3,574        3,545
Stockholders' equity:
  Preferred stock......................................       --           --
  Common stock.........................................     2,138        2,112
  Capital in excess of par value.......................    35,874       34,235
  Foreign currency translation adjustment..............       269        1,425
  Equity adjustments...................................        (2)          39
  Retained earnings....................................   114,538      103,197
                                                         --------     --------
                                                          152,817      141,008
  Less: treasury stock, at cost........................   (37,639)     (23,164)
                                                         --------     --------
      Total stockholders' equity.......................   115,178      117,844
                                                         --------     --------
Total liabilities and stockholders' equity.............  $164,825     $182,119
                                                         ========     ========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                           THREE MONTHS ENDED
                                                                JUNE 30,
                                                           --------------------
                                                             1997       1996
                                                           ---------  ---------
                                                               (UNAUDITED)
Net sales................................................  $  64,019  $  67,669
Cost of sales............................................     43,983     46,147
                                                           ---------  ---------
Gross margin.............................................     20,036     21,522
Selling, product development and administrative expenses.     11,182     10,478
                                                           ---------  ---------
Operating income.........................................      8,854     11,044
Other (income) expense
  Investment income......................................       (554)      (275)
  Interest expense.......................................        119        132
  Other..................................................        101         96
                                                           ---------  ---------
                                                                (334)       (47)
                                                           ---------  ---------
Income before income taxes...............................      9,188     11,091
Income tax expense.......................................      3,472      4,220
                                                           ---------  ---------
Net income...............................................  $   5,716  $   6,871
                                                           =========  =========
Net income per share.....................................  $     .33  $     .38
                                                           =========  =========
Weighted average common stock and equivalents outstand-
 ing.....................................................     17,305     18,081
                                                           =========  =========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
                                                                (UNAUDITED)
Net sales................................................... $125,990  $133,463
Cost of sales...............................................   86,691    91,150
                                                             --------  --------
Gross margin................................................   39,299    42,313
Selling, product development and administrative expenses....   21,678    21,694
                                                             --------  --------
Operating income............................................   17,621    20,619
Other (income) expense
  Investment income.........................................     (919)     (599)
  Interest expense..........................................      277       314
  Other.....................................................       58       221
                                                             --------  --------
                                                                 (584)      (64)
                                                             --------  --------
Income before income taxes..................................   18,205    20,683
Income tax expense..........................................    6,864     7,847
                                                             --------  --------
Net income.................................................. $ 11,341  $ 12,836
                                                             ========  ========
Net income per share........................................ $    .65  $    .71
                                                             ========  ========
Weighted average common stock and equivalents outstanding...   17,561    18,195
                                                             ========  ========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                             SIX MONTHS ENDED
                                                                 JUNE 30,
                                                             -----------------
                                                               1997     1996
                                                             --------  -------
                                                               (UNAUDITED)
Cash flows from operating activities:
 Net income................................................. $ 11,341  $12,836
 Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation..............................................    4,098    4,039
  Amortization..............................................      876      713
  Changes in operating assets and liabilities, excluding ef-
   fects from acquisitions:
   Accounts receivable......................................     (564)  (2,307)
   Inventories..............................................   (1,234)    (912)
   Other assets.............................................     (734)    (424)
   Accounts payable.........................................    2,182    1,770
   Accrued taxes............................................     (861)     355
   Accrued payroll and other compensation...................   (2,125)    (804)
   Deferred income taxes....................................      185     (183)
   Other long-term liabilities..............................      212     (537)
   Other accrued liabilities................................   (1,244)     523
                                                             --------  -------
 Total adjustments..........................................      791    2,233
                                                             --------  -------
Net cash provided by operating activities...................   12,132   15,069
                                                             --------  -------
Cash flows from investing activities:
 Acquisitions...............................................      (75)     --
 Additions of property, plant & equipment...................  (10,312)  (4,708)
 Purchase of investments, net...............................   (3,320)  (1,484)
 Disposals of property, plant & equipment, net..............       64      597
                                                             --------  -------
Net cash used for investing activities......................  (13,643)  (5,595)
                                                             --------  -------
Cash flows from financing activities:
 Long-term debt payments....................................   (3,950)  (2,780)
 Payment of current note payable............................   (8,000)     --
 Issuance of common stock...................................    1,665      883
 Acquisition of common stock................................  (14,475)  (6,937)
                                                             --------  -------
Net cash used for financing activities......................  (24,760)  (8,834)
                                                             --------  -------
Effect of exchange rate changes on cash.....................     (103)     (20)
                                                             --------  -------
(Decrease) Increase in cash and cash equivalents............  (26,374)     620
Cash and cash equivalents at beginning of period............   38,226   27,820
                                                             --------  -------
Cash and cash equivalents at end of period.................. $ 11,852  $28,440
                                                             ========  =======
Supplemental schedule of cash flow information:
Cash paid during the period for:
 Interest................................................... $    484  $   658
 Income taxes...............................................    8,042    7,485
Non-Cash transactions:
 Unrealized gains/losses on available-for-sale securities...       41      138
 Reduction of payable for acquired operations...............       24      --

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

  Management believes the ultimate disposition of this matter will not have a material adverse effect upon the Company's consolidated financial position or results of operations or cash flows.

4. On March 19, 1996, patent litigation brought by ATD Corporation (ATD) against Lydall in the U.S. District Court for the Eastern District of Michigan was concluded with the jury finding in favor of Lydall and with all of ATD's claims for damages being denied. A notice of appeal to the U.S. Court of Appeals for the Federal Circuit regarding this litigation was filed by ATD on March 28, 1997. The parties are currently in the brief filing phase of the appeal. Management believes the ultimate disposition of this matter will not have a material adverse effect upon the Company's consolidated financial position or results of operations, or cash flows.

5. The Company will adopt Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128) for the year ending December 31, 1997. SFAS 128 is required to be adopted in the fourth quarter of 1997 and will include restatement of all prior periods presented. The Statement establishes standards for computing and presenting earnings per share (EPS) through simplification of the standards previously found in APB Opinion No. 15, and makes them comparable to international EPS standards. The change in the computation will not have a material effect on the EPS of the Company. The adoption will have no effect on the consolidated financial position or results of operations of the Company.

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

  The Company will adopt Statement of Financial Accounting Standards No. 130 and No. 131, Reporting Comprehensive Income (SFAS 130) and Disclosures about Segments of an Enterprise and Related Information (SFAS 131), both of which are effective for the fiscal year beginning after December 15, 1997.

  SFAS 130 requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There will be no effect on the Company's consolidated financial position or results of operations.

  SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. SFAS 131 is based on the management approach to segment reporting and includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenues. The Company is currently evaluating the impact of the disclosure requirements. There will be no effect on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS:

  For the second quarter ended June 30, 1997, sales were $64.0 million compared with $67.7 million for the 1996 second quarter. Net income was $5.7 million, or $.33 per share, compared with $6.9 million, or $.38 per share, in the comparable quarter of 1996. Gross margin for the second quarter of 1997 was $20.0 million, or 31.3 percent of sales, compared with $21.5 million, or
31.8 percent of sales, for the second quarter of 1996. After-tax return on sales was 8.9 percent for the second quarter of 1997 compared with 10.2 percent for the same quarter of 1996.

  Sales for the six months ended June 30, 1997 were $126.0 million compared with $133.5 million for the same period in 1996. Net income was $11.3 million, or $.65 per share, compared with $12.8 million, or $.71 per share, for the 1996 first half. Gross margin was $39.3 million, or 31.2 percent of sales, for the six months ended June 30, 1997, and the after-tax return on sales was 9.0 percent. For the six-month period ended June 30, 1996, gross margin was $42.3 million, or 31.7 percent of sales, and the after-tax return on sales was 9.6 percent.

  Selling, product development and administrative expenses (SG&A) amounted to $11.2 million and $10.5 million for the second quarter of 1997 and 1996, respectively. On a year to date basis, SG&A amounted to $21.7 million for both 1997 and 1996. The 1997 incentive compensation expenses are much lower than 1996, while the 1996 figures include extraordinary legal fees to successfully defend a lawsuit alleging patent infringement. Product development expenses increased 36% and 30% in 1997 for the quarter and year-to-date, respectively, which partially offset the decreases in incentive compensation and legal expense.

  Demand for high-efficiency air filtration media used in clean room filtration systems is showing signs of renewed strength after a slowdown late in 1996. Although business was good in the second quarter of 1997--the Company posted its third-highest quarterly filtration sales ever--it has not returned to the robust levels experienced in the first half of last year. This slower sales growth is primarily attributable to a decline in the semiconductor industry and resultant postponements of clean room fabrications. Roughly one-third of Lydall's air filtration media sales is attributable to semiconductor applications. In this business, Lydall typically lags market recoveries in the same manner that it lags market declines, and signs of a pickup in the semiconductor industry have been increasingly positive.

  Sales of thermal barrier materials were off 12 percent for the quarter primarily related to automotive applications. The Company was affected as a result of decreased demand due to strikes at GM and Chrysler as well as delays and postponements of new programs by the OEMs. These market circumstances have also hampered efforts to replace a large piece of business lost in the third quarter of 1996. There are, however, many programs in the development pipeline.

  Materials handling revenues were about even with the same quarter last year; however, unit volume growth was up 24 percent. This business, which represented 13 percent of Lydall's total sales for 1996, was affected by the deflationary pricing of linerboard, its principal raw material, during 1996. At this point, linerboard prices have stabilized, and the outlook for the next six months is good.

  The effective tax rate for the Company's domestic operations was 37.7 percent for the second quarter and year-to-date 1997. This compares to 38.1 percent for the second quarter of 1996 and 38.0 percent year to date in 1996. Had the Company not invested cash balances in a variety of tax exempt or tax advantaged investments, the rate would have been 38.8 percent in both 1997 and 1996. The tax rate at the Axohm Division in France remained unchanged at 36.6 percent in 1997 and 1996 but the effect on Lydall's consolidated results was minimal.

  Lydall desires to take advantage of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. In addition to economic conditions and market trends, the Company considered the following market circumstances in determining any forward-looking statements made in its Form 10-Q for the second quarter ended June 30, 1997.

  A Major Downturn of the U.S. Automotive Market. Although Lydall's automotive sales are not solely contingent on the strength of the automotive market, a significant downturn of the U.S. automotive industry could have a substantial impact on Lydall's results. Twenty-six percent of Lydall's total sales in 1997 were to the U.S. automotive market, excluding aftermarket sales. Lydall's primary automotive products are thermal barriers and heat shields employed both inside and outside of vehicles. Most of Lydall's products are supplied to meet unique, niche applications. There is no direct correlation between the number of Lydall parts on a vehicle and the number of units built, as with tires or steering wheels for example. Slight fluctuations in U.S. automotive production have relatively little effect on Lydall's business; however, a major downward shift could prevent Lydall from achieving its projected results.

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

LIQUIDITY AND CAPITAL RESOURCES:

  Lydall generated operating cash flow (earnings before taxes, interest expense and investment income or expense plus depreciation and amortization) of $22.5 million in the first six months of 1997. At June 30, 1997, cash, cash equivalents and short-term investments were $20.1 million compared with $43.2 million at year-end 1996. The decline, partially offset by other operating changes, reflects a payment of $8.0 million on January 2, 1997 in connection with the acquisition of the Hatboro Operation, $14.5 million to acquire Lydall stock, and increased capital expenditures, primarily related to Lydall 2000, a companywide information technology project. Working capital was $43.7 million at June 30, 1997, compared with $53.4 million at the end of last year.

  The Company's current ratio improved to 2.39 at June 30, 1997 compared with
2.24 at the end of 1996, and total debt to total capitalization was 5 percent reduced from 13 percent at December 31, 1996.

  On April 16, 1997, Lydall's Board of Directors approved the purchase by the Company of up to one million shares of Lydall Common Stock on the open market from time to time as conditions permit and opportunities arise. This authorization is in addition to a program already in place which is tied to Lydall's stock option plans. During the first six months of 1997, the Company purchased 687,900 shares under the two programs.

  The Company expects to finance its day to day operating needs and the purchase of Lydall Common Stock from accumulated cash, sales of short term investments, cash from operations and short-term lines of credit.

  Lydall continues to actively seek strategic acquisitions and to reinvest in the Company with the primary focus on the ongoing comprehensive quality program.

ACCOUNTING STANDARDS:

  The Company will adopt Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128) for the year ending December 31, 1997. SFAS 128 is required to be adopted in the fourth quarter of 1997 and will include restatement of all prior periods presented. The Statement establishes standards for computing and presenting earnings per share (EPS) through simplification of the standards previously found in APB Opinion No. 15, and makes them comparable to international EPS standards. The change in the computation will not have a material effect on the EPS of the Company. The adoption will have no effect on the Company's consolidated financial position or results of operation.

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

  The Company will adopt Statement of Financial Accounting Standards No. 130 and No. 131, Reporting Comprehensive Income (SFAS 130) and Disclosures about Segments of an Enterprise and Related Information (SFAS 131), both of which are effective for the fiscal year beginning after December 15, 1997.

  SFAS 130 requires an enterprise to classify items of other comprehensive income by their nature in a financial statement and display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of a statement of financial position. There will be no effect on the Company's consolidated financial position or results of operations.

  SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. SFAS 131 is based on the management approach to segment reporting and includes requirements to report selected segment information quarterly and entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenues. The Company is currently evaluating the impact of the disclosure requirements. There will be no effect on the Company's consolidated financial position or results of operations.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  The Company's Annual Meeting of Stockholders was held on May 14, 1997. In addition to electing 11 Directors to serve for one-year terms, until the next Annual Meeting to be held in 1998, stockholders approved the amendment and restatement of the Lydall, Inc. Stock Incentive Compensation Plan.

  1.) Approval of the amended and restated 1992 Stock Incentive Compensation
Plan.

                                       BROKER
        FOR      AGAINST  ABSTENTIONS NONVOTES
     ---------- --------- ----------- --------
     12,136,633 2,541,767   172,457    93,231

  2.) Election of Nominees to the Board of Directors

                                                              AUTHORITY  BROKER
                                  FOR     AGAINST ABSTENTIONS WITHHELD  NONVOTES
                               ---------- ------- ----------- --------- --------
Lee A. Asseo.................. 14,506,796   --        --       437,292    --
Paul S. Buddenhagen........... 14,515,276   --        --       428,812    --
James P. Carolan.............. 14,520,027   --        --       424,061    --
Samuel P. Cooley.............. 14,519,227   --        --       424,861    --
W. Leslie Duffy............... 14,512,413   --        --       431,675    --
Leonard R. Jaskol............. 14,520,027   --        --       424,061    --
William P. Lyons.............. 14,516,568   --        --       427,520    --
Joel Schiavone................ 14,515,862   --        --       428,226    --
Elliott F. Whitely............ 14,520,027   --        --       424,061    --
Roger M. Widmann.............. 14,514,818   --        --       429,270    --
Albert E. Wolf................ 14,188,984   --        --       755,104    --

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

    11.1--Schedule of Computation of Weighted Average Shares Outstanding

    27.1--Financial Data Schedule

  (b) Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the three months ended June 30, 1997.

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

August 8, 1997

                                 LYDALL, INC.
                               Index to Exhibits

Exhibit
No.                                                              Page
-------                                                          ----

11.1     Schedule of Computation of Weighted Average
         Shares Outstanding