Form 10-Q
period 1997-09-30
LYDALL INC /DE/
filed 1997-11-13
CIK 60977

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997

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
                                          (I.R.S. EMPLOYER IDENTIFICATION NO.)
   (STATE OR OTHER JURISDICTION OF
   INCORPORATION OR ORGANIZATION)

       ONE COLONIAL ROAD, P.O.BOX 151, MANCHESTER, CONNECTICUT, 06045-0151
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)      (ZIP CODE)

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

  Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common stock $.10 par value per share.
         Total shares outstanding November 7, 1997  16,380,736

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                  LYDALL, INC.

                                     INDEX

                                                                       PAGE NO.
                                                                       --------
PART I. FINANCIAL INFORMATION
  Item 1. Financial Statements
    Consolidated Condensed Balance Sheets.............................      3
    Consolidated Condensed Statements of Income.......................    4-5
    Consolidated Condensed Statements of Cash Flows...................      6
    Notes to Consolidated Condensed Financial Statements..............    7-8
  Item 2. Management's Discussion and Analysis of Financial Condition
   and Results of Operations..........................................   8-11
PART II. OTHER INFORMATION
  Item 6. Exhibits and Reports on Form 8-K............................     11
Signature.............................................................     12

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         LYDALL, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                      SEPTEMBER 30, DECEMBER 31,
                                                          1997          1996
                                                      ------------- ------------
                                                       (UNAUDITED)
                     ASSETS
Current assets:
  Cash and cash equivalents..........................   $ 13,638      $ 38,226
  Short-term investments.............................      9,227         4,941
  Accounts receivable, net...........................     34,649        33,953
  Inventories:
    Finished goods...................................      6,196         5,965
    Work in process..................................      3,635         3,712
    Raw materials....................................      7,596         6,743
    LIFO reserve.....................................     (1,763)       (1,740)
                                                        --------      --------
  Total inventories..................................     15,664        14,680
  Prepaid expenses...................................      1,463           959
  Deferred tax assets................................      3,505         3,612
                                                        --------      --------
      Total current assets...........................     78,146        96,371
                                                        --------      --------
Property, plant and equipment, at cost...............    123,986       113,347
Less accumulated depreciation........................    (55,391)      (51,309)
                                                        --------      --------
                                                          68,595        62,038
Other assets, at cost, less amortization.............     22,535        23,710
                                                        --------      --------
Total assets.........................................   $169,276      $182,119
                                                        ========      ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt..................   $  3,450      $  4,450
  Notes payable......................................         --         8,000
  Accounts payable...................................     18,448        15,758
  Accrued taxes......................................      1,242         1,322
  Accrued payroll and other compensation.............      3,447         6,014
  Other accrued liabilities..........................      5,291         7,469
                                                        --------      --------
      Total current liabilities......................     31,878        43,013
Long-term debt.......................................      2,100         5,050
Deferred tax liabilities.............................     12,119        12,667
Other long-term liabilities..........................      3,220         3,545
Stockholders' equity:
  Preferred stock....................................         --            --
  Common stock.......................................      2,141         2,112
  Capital in excess of par value.....................     35,989        34,235
  Foreign currency translation adjustment............        212         1,425
  Equity adjustments.................................        127            39
  Retained earnings..................................    120,053       103,197
                                                        --------      --------
                                                         158,522       141,008
  Less: treasury stock, at cost......................    (38,563)      (23,164)
                                                        --------      --------
      Total stockholders' equity.....................    119,959       117,844
                                                        --------      --------
Total liabilities and stockholders' equity...........   $169,276      $182,119
                                                        ========      ========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                           THREE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                           --------------------
                                                               1997       1996
                                                           ---------  ---------
                                                               (UNAUDITED)
Net sales................................................  $  59,377  $  59,707
Cost of sales............................................     40,504     40,308
                                                           ---------  ---------
Gross margin.............................................     18,873     19,399
Selling, product development and administrative expenses.     10,888     10,270
                                                           ---------  ---------
Operating income.........................................      7,985      9,129
Other (income) expense
  Investment income......................................       (442)      (380)
  Interest expense.......................................         83        143
  Other..................................................       (219)        62
                                                           ---------  ---------
                                                                (578)      (175)
                                                           ---------  ---------
Income before income taxes...............................      8,563      9,304
Income tax expense.......................................      3,048      3,524
                                                           ---------  ---------
Net income...............................................  $   5,515  $   5,780
                                                           =========  =========
Net income per share.....................................  $     .32  $     .32
                                                           =========  =========
Weighted average common stock and equivalents
 outstanding.............................................     17,273     18,049
                                                           =========  =========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                  CONSOLIDATED CONDENSED STATEMENTS OF INCOME
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                             NINE MONTHS ENDED
                                                               SEPTEMBER 30,
                                                             ------------------
                                                               1997      1996
                                                             --------  --------
                                                                (UNAUDITED)
Net sales................................................... $185,367  $193,170
Cost of sales...............................................  127,195   131,458
                                                             --------  --------
Gross margin................................................   58,172    61,712
Selling, product development and administrative expenses....   32,566    31,964
                                                             --------  --------
Operating income............................................   25,606    29,748
Other (income) expense
  Investment income.........................................   (1,361)     (979)
  Interest expense..........................................      360       457
  Other.....................................................     (161)      283
                                                             --------  --------
                                                               (1,162)     (239)
                                                             --------  --------
Income before income taxes..................................   26,768    29,987
Income tax expense..........................................    9,912    11,371
                                                             --------  --------
Net income.................................................. $ 16,856  $ 18,616
                                                             ========  ========
Net income per share........................................ $    .97  $   1.03
                                                             ========  ========
Weighted average common stock and equivalents outstanding...   17,455    18,147
                                                             ========  ========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                            NINE MONTHS ENDED
                                                              SEPTEMBER 30,
                                                            ------------------
                                                               1997      1996
                                                            --------  --------
                                                               (UNAUDITED)
Cash flows from operating activities:
 Net income................................................ $ 16,856  $ 18,616
 Adjustments to reconcile net income to net cash provided
  by operating activities:
  Depreciation.............................................    6,039     6,088
  Amortization.............................................    1,317     1,050
  Changes in operating assets and liabilities, excluding
   effects from acquisitions:
   Accounts receivable.....................................   (1,082)      750
   Inventories.............................................   (1,240)     (337)
   Other assets............................................     (574)     (280)
   Accounts payable........................................    3,016       930
   Accrued taxes...........................................      (46)      632
   Accrued payroll and other compensation..................   (2,538)      (21)
   Deferred income taxes...................................     (128)       30
   Other long-term liabilities.............................     (144)     (440)
   Other accrued liabilities...............................   (2,081)       40
                                                            --------  --------
 Total adjustments.........................................    2,539     8,442
                                                            --------  --------
Net cash provided by operating activities..................   19,395    27,058
Cash flows from investing activities:
  Acquisitions.............................................      (76)       --
  Additions of property, plant & equipment.................  (14,429)   (7,684)
  Purchase of investments, net.............................   (4,198)   (1,647)
  Disposals of property, plant & equipment, net............      394       693
                                                            --------  --------
Net cash used for investing activities.....................  (18,309)   (8,638)
                                                            --------  --------
Cash flows from financing activities:
 Long-term debt payments...................................   (3,950)   (2,821)
 Payment of note payable...................................   (8,000)       --
 Issuance of common stock..................................    1,783     1,167
 Acquisition of common stock...............................  (15,399)   (9,265)
                                                            --------  --------
Net cash used for financing activities.....................  (25,566)  (10,919)
                                                            --------  --------
Effect of exchange rate changes on cash....................     (108)      (23)
                                                            --------  --------
Increase (Decrease) in cash and cash equivalents...........  (24,588)    7,478
Cash and cash equivalents at beginning of period...........   38,226    27,820
                                                            --------  --------
Cash and cash equivalents at end of period................. $ 13,638  $ 35,298
                                                            ========  ========
Supplemental schedule of cash flow information:
Cash paid during the period for:
 Interest.................................................. $    640  $    661
 Income taxes..............................................   10,767    10,627
Non-cash transactions:
 Unrealized gains/losses on available-for-sale securities..       88        47

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

3. In the mid-1980's, the United States Environmental Protection Agency ("EPA") notified a former subsidiary of the Company that it and other entities may be potentially responsible in connection with the release of hazardous substances at a landfill and property located adjacent to a landfill located in Michigan City, Indiana. The preliminary indication, based on the Site Steering Committee's volumetric analysis, is that the alleged contribution to the waste volume at the site of the plant once owned by a former subsidiary is approximately 0.434 percent of the total volume. The portion of the 0.434 percent specifically attributable to the former subsidiary by the current operator of the plant is approximately
   0.286 percent. The EPA has completed its Record of Decision for the site and has estimated the total cost of remediation to be between $17 million and $22 million. Based on the alleged volumetric contribution of its former subsidiary to the site, and on the EPA's estimated remediation costs, Lydall's alleged total exposure would be less than $100 thousand, which has been accrued.

   There are over 800 potentially responsible parties ("prp") which have been identified by the Site Steering Committee. Of these, 38, not including the Company's former subsidiary, are estimated to have contributed over 80 percent of the total waste volume at the site. These prp's include Fortune 500 companies, public utilities, and the State of Indiana. The Company believes that, in general, these parties are financially solvent and should be able to meet their obligations at the site. The Company has reviewed Dun & Bradstreet reports on several of these prp's, and, based on these financial reports, does not believe Lydall will have any material additional volume attributed to it for reparation of this site due to insolvency of other prp's.

   In June 1995, the Company and its former subsidiary were sued in the Northern District of Indiana by the insurer of the current operator of the former subsidiary's plant seeking contribution. In October 1997, the insurer and the current operator made a settlement offer of $150,591 to the Company in exchange for a release of the Company's liability at the site and indemnification from the current operator against site related claims. Although the Company believes it has several defenses to the action, it is evaluating the offer.

   Management believes the ultimate disposition of this matter will not have a material adverse effect upon the Company's consolidated financial position, results of operations, or cash flows.

4. On March 19, 1996, patent litigation brought by ATD Corporation (ATD) against Lydall in the U.S. District Court for the Eastern District of Michigan was concluded with the jury finding in favor of Lydall and with all of ATD's claims for damages being denied. A notice of appeal to the U.S. Court of Appeals for the Federal Circuit regarding this litigation was filed by ATD on March 28, 1997. All briefs have now been filed in the appeal and the parties are awaiting oral arguments. Management believes the ultimate disposition of this matter will not have a material adverse effect upon the Company's consolidated financial position, results of operations, or cash flows.

5. The Company will adopt Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128) for the year ending December 31, 1997. SFAS 128 is required to be adopted in the fourth quarter of 1997 and will include restatement of all prior periods presented. The Statement establishes standards for computing and presenting earnings per share (EPS) through simplification of the standards in APB Opinion No. 15, and makes them comparable to international EPS standards. The change in the computation will not have a material effect on the EPS of the Company.

   In February 1997, Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure (SFAS 129) was issued. SFAS 129 establishes standards for disclosing information about an entity's capital structure and is effective for financial statements for periods ending after December 15, 1997. The disclosure requirements are the same as those currently being followed by the Company. Accordingly, the adoption of SFAS 129 will have no effect on the Company's financial statements.

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

   SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. SFAS 131 is based on the management approach to segment reporting and includes requirements to report selected segment information quarterly and to include entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenues. The Company is currently evaluating the impact of the disclosure requirements. There will be no effect on the Company's consolidated financial position or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

  For the third quarter ended September 30, 1997 net income was $5.5 million, or $.32 per share, compared with $5.8 million, or $.32 per share, for the comparable prior-year quarter. Sales in the third quarter of 1997 were $59.4 million compared with $59.7 million in the same quarter of 1996. Gross margin for the third quarter of 1997 was $18.9 million, or 31.8 percent of sales, compared with $19.4 million, or 32.5 percent of sales, in the third quarter of 1996. After-tax return on sales was 9.3 percent compared with 9.7 percent for the same period last year.

  Net income for the nine months ended September 30, 1997 was $16.9 million, or $.97 per share, compared with $18.6 million, or $1.03 per share, for the corresponding period of 1996. Sales for the first nine months of 1997 were $185.4 million compared with $193.2 million for the same period in 1996. Gross margin was $58.2 million, or 31.4 percent of sales, for the nine months ended September 30, 1997, and the after-tax return on sales was 9.1 percent. For the same nine-month period in 1996, gross margin was $61.7 million, or 31.9 percent of sales, and the after-tax return on sales was 9.6 percent.

  Selling, product development and administrative expenses (SG&A) amounted to $10.9 million and $10.3 million for the third quarter of 1997 and 1996, respectively. On a year to date basis, SG&A amounted to $32.6 million and $32.0 million for 1997 and 1996, respectively. Incentive compensation expense and legal expense continued to be lower than the prior year, while product development costs increased 30 percent for both the quarter and year-to-date periods.

  Third quarter 1997 results were about equal to the comparable quarter last year. Although business has been relatively stable, the Company has yet to return to the robust levels experienced in 1995 and early 1996. There are several factors contributing to this performance, many are considered to be temporary. The fundamentals of the Company are sound: Lydall continues to produce excellent cash flow; a strong balance sheet with virtually no debt; and is aggressively pursuing new products and acquisitions to promote growth.

  High-efficiency filtration sales were up 7 percent in the quarter compared with the same quarter last year. This increase was predominantly from industrial clean-room applications and home air purification units. The Company began to see limited resumption of smaller semiconductor related clean-room projects, but the large fabrications, which were put on hold at the end of last year, have not yet resumed.

  Sales of material handling products were up reflecting the partial benefit of price increases effective late in the quarter and a 19 percent gain in unit volume.

  Lydall's thermal barrier businesses were less robust. Automotive thermal and heat shield sales were down for the quarter primarily related to the loss of a particular shielding part in late 1996-business which has not yet been replaced. The Company has also been affected by several program delays by its OEM customers in the automotive market. Sales of thermal products other than automotive declined during the quarter also. This decline was mostly attributable to a decrease in the sales of flame barriers used in office panels.

  Efforts to integrate the Company's most recent acquisition, a producer of woven specialty materials, continued during the quarter. In addition to the upheaval of implementing Lydall's programs and standards, which tends to temporarily lower margins, a number of lower margin products have been dropped. This action has initially lowered total sales. Sales year-to-date of the acquisition were $8.6 million.

  The effective tax rate for the Company's domestic operations was 34.8 percent for the third quarter of 1997 and 36.8 percent on a year to date basis. This compares to 37.8 percent for the third quarter and 37.9 percent year to date in 1996. Had the Company not invested cash balances in a variety of tax exempt or tax advantaged investments, the year to date rates would have been 37.8 percent in 1997 and 38.8 percent in 1996. This 1 percent reduction on year-to-date income, taken in the third quarter of 1997, led to the lower third quarter tax rate. The effective rate for the quarter was adjusted to reflect the expected annualized effective tax rate. The tax rate at the Company's Axohm Division in France remained unchanged at 36.6 percent in 1997 and 1996 on a year to date basis but the effect on Lydall's consolidated results was minimal.

  Lydall desires to take advantage of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. In addition to economic conditions and market trends, the Company considered the following market circumstances in evaluating any forward-looking statements made in this report.

  A Major Downturn of the U.S. Automotive Market. Although Lydall's automotive sales are not solely contingent on the strength of the automotive market, a significant downturn of the U.S. automotive industry could have a substantial impact on Lydall's results. Automotive sales account for about 27 percent of Lydall's total sales, excluding foreign and after-market sales. Lydall's primary automotive products are thermal barriers and heat shields employed both inside and outside of vehicles. Most of Lydall's products are supplied to meet unique niche applications. There is no direct correlation between the number of Lydall parts on a vehicle and the number of units built, as with tires or steering wheels for example. Slight fluctuations in U.S. automotive production have relatively little effect on Lydall's business; however, a major downward shift could prevent Lydall from achieving it projected results.

  A Significant Change in the Number of Clean Rooms Being Built. Lydall's high-efficiency air filtration business is linked to the fabrication of clean rooms around the world. In 1995 and 1994, the demand for these air filtration media was the strongest the Company has ever seen. In the second half of 1996, the demand curve began to level off. Various independent industry-published forecasts project excellent long-term growth for clean room fabrications. Lydall relies on these forecasts, feedback from its filtration customers, and its own market knowledge. Lydall's forward-looking statements are based in part on the expected return of the industry to its historical high growth rates; however, if a significant decline in this market were to occur, it would have a negative impact on Lydall's results.

  Raw-Material Pricing. Raw-material pricing affects all of Lydall's businesses; however, it particularly impacts the Company's materials-handling products. These products are made from laminated virgin kraft paperboard, also known as linerboard. In 1995, costs of linerboard were extremely high, and Lydall, in turn, raised prices, partially accounting for the higher than average sales growth in 1995. In 1996, as raw-material costs declined, Lydall lost sales dollars. Linerboard prices began to stabilize at the end of 1996. In the third quarter ended September 30, 1997, liner board prices began to increase and Lydall, in turn instituted price increases. Since the materials-handling business is one area where the market pushes for price reductions that directly track decreases in raw material, significant changes in the pricing of linerboard affect this portion of Lydall's business.

LIQUIDITY AND CAPITAL RESOURCES:

  The Company generated operating cash flow of $10.6 million in the third quarter of 1997, bringing operating cash flow year-to-date to $33.1 million. At September 30, 1997, cash, cash equivalents and short-term investments were $22.9 million compared with $43.2 million at the end of 1996. The decline, partially offset by other operating changes, reflects the payment of $8.0 million of debt on January 2, 1997 in connection with an acquisition, $15.4 million to acquire 731,800 shares of Lydall stock, and increased capital expenditures, primarily related to Lydall 2000, a companywide upgrade of information systems. Working capital was $46.3 million at September 30, 1997, compared with $53.4 million at the end of last year.

  The Company expects to finance its day to day operating needs and the purchase of Lydall Common Stock from accumulated cash, sales of short term investments, cash from operations and short-term lines of credit.

  Lydall continues to actively seek strategic acquisitions and reinvest in the Company with the primary focus on the ongoing comprehensive quality program.

ACCOUNTING STANDARDS:

  The Company will adopt Statement of Financial Accounting Standards No. 128, Earnings per Share (SFAS 128) for the year ending December 31, 1997. SFAS 128 is required to be adopted in the fourth quarter of 1997 and will include restatement of all prior periods presented. The Statement establishes standards for computing and presenting earnings per share (EPS) through simplification of the standards in APB Opinion No. 15, and makes them comparable to international EPS standards. The change in the computation will not have a material effect on the EPS of the Company.

  In February 1997, Statement of Financial Accounting Standards No. 129, Disclosure of Information about Capital Structure (SFAS 129) was issued. SFAS 129 establishes standards for disclosing information about an entity's capital structure and is effective for financial statements for periods ending after December 15, 1997. The disclosure requirements are the same as those currently being followed by the Company. Accordingly, the adoption of SFAS 129 will have no effect on the Company's financial statements.

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

  SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. SFAS 131 is based on the management approach to segment reporting and includes requirements to report selected segment information quarterly and to include entity-wide disclosures about products and services,major customers, and the countries in which the entity holds material assets and reports revenues. The Company is currently evaluating the impact of the disclosure requirements. There will be no effect on the Company's consolidated financial position or results of operations.

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  (a) Exhibits

   11.1--Schedule of Computation of Weighted Average Shares Outstanding

   27.1--Financial Data Schedule

  (b) Reports on Form 8-K

  The Company did not file any reports on Form 8-K during the three months ended September 30, 1997.

                                   SIGNATURE

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                                          Lydall, Inc.
                                            (Registrant)


                                          By        /s/ John E. Hanley
                                             ----------------------------------
                                                      JOHN E. HANLEY
                                                Vice President-Finance and
                                                         Treasurer
                                                 (Principal Accounting and
                                                    Financial Officer)

November 7, 1997

                                 LYDALL, INC.
                               Index to Exhibits


Exhibit No.                                                           Page No.
-----------                                                           ---------

11.1    Schedule of Computation of Weighted Average
        Shares Outstanding

27.1    Financial Data Schedule