Form 10-K
period 1997-12-31
LYDALL INC /DE/
filed 1998-03-27
CIK 60977

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

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 1997


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

  INDICATE BY CHECK MARK IF DISCLOSURE OF DELINQUENT FILERS PURSUANT TO ITEM 405 OF REGULATION S-K IS NOT CONTAINED HEREIN, AND WILL NOT BE CONTAINED, TO THE BEST OF THE REGISTRANT'S KNOWLEDGE, IN DEFINITIVE PROXY OR INFORMATION STATEMENTS INCORPORATED BY REFERENCE IN PART III OF THIS FORM 10-K OR ANY AMENDMENT TO THIS FORM 10-K. [_]

  On March 16, 1998, the aggregate market value of the Registrant's voting stock held by nonaffiliates was $269,819,034.

  On March 16, 1998, there were 16,068,885 shares of Common Stock outstanding, exclusive of treasury shares.
                               ----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

  Parts I and II incorporate certain information by reference from the Annual Report to Stockholders for the year ended December 31, 1997. Part III incorporates information by reference from the definitive Proxy Statement to be distributed in connection with the Registrant's Annual Meeting of Stockholders to be held on May 13, 1998.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                    PART I

ITEM 1. BUSINESS.

  Lydall, Inc. (hereafter referred to as "Lydall" or the "Company") is a manufacturer of technologically advanced engineered materials for demanding specialty applications.

  Lydall develops and manufactures engineered fiber materials and composites in both roll and sheet form; fiber-based, metal-and-fiber, and all-metal automotive heat shields; and certain medical filtration and automotive thermal barrier components as well as wood-replacement board for pencils. Most of Lydall's products are supplied to original-equipment manufacturers who convert them or incorporate them into their finished products. Utilizing a broad spectrum of available fibers, materials, binders, resins, etc. combined with dry-laid and wet-laid nonwoven processes and specialty weaving capabilities, the Company has been able to develop a broad range of high-performance materials.

  The Company serves a number of market niches. Lydall's products are primarily sold directly to the customer through an internal sales force and are distributed through common carrier, ocean cargo, or the Company's trucking operation. Within each market niche there are typically several competitors. The Company primarily competes through high-quality products, technology, and customer service. Lydall has a number of domestic and foreign competitors for its products, most of whom are either privately owned or divisions of large companies, making it difficult to determine the Company's market share.

  Lydall's products fall into four basic categories: specialty nonwovens, fabricated components, fiberboard and paperboard, and other products and services. The majority of these products serve filtration and heat-management applications.

MAJOR MARKETS

 Thermal Barriers

  Lydall manufactures a broad range of materials and fabricates components which serve as heat or thermal barriers. The Cryotherm(R) and Lytherm(R) product lines include an assortment of specialty nonwovens using distinctive materials, in both rigid and flexible forms, manufactured by a variety of processes. The Company also fabricates heat-shields used by the automotive market. Lydall products serve thermal-barrier applications in temperatures ranging from -459 degrees F to +3,000 degrees F.

  At the highest temperature requirements, Lytherm(R) specialty nonwoven products are used as linings for ovens, kilns, and furnaces and in glass and metal manufacturing.

  At mid-range temperatures Lytherm(R) specialty nonwoven composites of organic and inorganic fibers and certain Lydall fabricated heat shields are used as thermal barriers throughout trucks, vans, sport-utility vehicles, and cars. Lydall holds patents on many of its automotive products.

  Also, in mid-range temperatures, Manninglas(R) specialty nonwovens are employed in consumer appliances and heat ventilation and air conditioning ducting and insulation.

  At the very coldest temperatures (approaching absolute zero), Cryotherm(R) cryogenic specialty nonwovens are used for super-insulating applications. These include tanker trucks which transport liquid gases; stationary and portable cryogenic storage vessels; gas tanks for vehicles fueled by liquid natural gas; and supercolliders. These nonwovens are composed of 100-percent inorganic fibers.

  Lydall also manufactures custom-designed nonwovens employed in automotive air-bag pyrotechnic inflators. These materials perform both a filtration and heat-reduction function.

  Sales to thermal barrier markets were approximately 37 percent of the Company's sales for 1997, 38 percent 1996, and 36 percent for 1995. Sales for thermal barrier applications decreased 7 percent in 1997 from 1996 levels. This decrease can be attributable to the loss of a large piece of business to Chrysler at the end of 1996 which was not offset by new business in 1997 and the discontinuation of three Ford models that contained Lydall's thermal barriers.

 Filtration Markets

  The Company manufactures high-efficiency air filtration media, marketed under the Lydair(R) name. Lydair filtration media are specialty nonwovens used for applications where clean air is vital, such as in semiconductor manufacturing clean rooms, industrial clean rooms, and biotechnology laboratories. Lydall's product is sold in roll form to air filter manufacturers.

  Lydall manufactures Lydair media in six filtration classes in over 100 grades with filtering efficiencies from 10 percent at 0.3 micron particle size to 99.999999 percent at 0.1 micron particle size.

  Lydall filtration media are primarily used in air filters which are capital goods rather than consumables and last approximately five years. A replacement market exists as facilities using these filters upgrade clean room technology. Replacement of pre-filters and intermediary filters take place more frequently. Lydall sells materials for these filters as well. The Company's HEPA filtration media are also used in home air-purification units.

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

  In addition, Lydall produces liquid filtration media used primarily in high-efficiency hydraulic oil and lubrication oil elements for off-road vehicles, trucks, and heavy equipment. These products are also sold under the Lypore(R) trademark.

  Early in 1998, a Lydall subsidiary funded the capitalization of Charter Medical Ltd. This separate corporate entity acquired Charter Med Inc. This entity manufactures proprietary medical devices serving applications such as biotech and pharmaceutical packaging, blood bank and transfusion services, neonatal intensive care, operating room/perfusion and stem cell processing and freezing.

  Sales to the filtration market decreased to 22 percent of sales for 1997 compared with 24 percent and 22 percent for 1996 and 1995, respectively. The overall sales to these markets decreased 11 percent in 1997 from 1996. High-efficiency air filtration media, sold to air filter manufacturers for clean-room applications, contributed the majority of total sales to filtration applications. Sales were slower in 1997 mainly because of postponements of planned clean-room construction and inventory reductions by customers supplying the semiconductor industry.

 Materials-Handling Market

  Lydall produces slipsheets, separator sheets, and protective sheets. The Ly-Pak(R) slipsheets are used to ship a growing number of products such as food, pharmaceuticals, and chemicals. Ly-Pak(R) slipsheet systems are used to replace wooden pallets, providing significant cost and space reductions for a shipper. Ly-Pak(R) separator sheets are supplied to the glass and polyethylene terephthalate bottle industry and are manufactured to meet industry specifications for bulk palletizing. Ly-Pak(R) protective sheets are used as pallet pads, protective top caps, and stabilizing sheets. These products are custom-made from plies of virgin kraft linerboard and laminated with a special moisture-resistant adhesive. The Company also sells a complete line of dunnage products.

  Sales to materials-handling applications approximated 13 percent of 1997 total sales as compared with 13 percent and 15 percent of 1996 and 1995 total sales, respectively. Total sales to this market decreased by

4 percent in 1997 as compared to 1996. Lower sales in 1997 were primarily as a result of deflationary pressures through most of the year. Lydall's price reductions in response to lower raw-material costs reduced sales dollars.

 Other Markets and Services

  Lydall maintains a transportation operation which brokers and/or hauls freight for and between Lydall plants as well as for outside customers. In addition, the Company manufactures paperboard products used in games and packaging, specialty gasketing materials, and fiberboard shoe insole materials. Lydall also produces a wood replacement material made from recycled newsprint and cardboard which is currently being made into writing instruments. Lydall's electrical insulation material, sold under the SE/duroid(R), Sep-R-Max(R), and Voltex(R) trademarks are found in a broad range of applications such as computers, consumer appliances, utility power transformers, electric motors and other wiring devices. The Company's electrical insulation products also include battery separator materials primarily used in European automotive batteries. These products are manufactured at the Company's European location. An acquisition made in December 1996 added the manufacture of high-performance woven structural components to the Company's products. These products are sold to the aerospace, marine, medical device, automotive and sporting goods industries. Sales of all other products and services approximated 28 percent of the Company's sales in 1997, 25 percent and 27 percent in 1996 and 1995 respectively.

GENERAL BUSINESS INFORMATION

  Lydall operates 11 manufacturing and fabricating facilities in the United States which are located in Rochester, New Hampshire; Green Island, New York; Hoosick Falls, New York; Manchester, Connecticut; Richmond, Virginia; Hamptonville, North Carolina; Rockwell, North Carolina; Columbus, Ohio; Jacksonville, Florida, Covington, Tennessee and Fort Washington, Pennsylvania. Lydall also has one manufacturing facility in Saint-Rivalain, France.

  Lydall holds a number of patents, trademarks, and licenses. While no single patent, trademark or license by itself is critical to the success of Lydall, together these intangible assets are of considerable value to the Company's operations.

  The working capital requirements of the Company are financed primarily from operations. No significant portion of Lydall's business is seasonal. Lydall maintains levels of inventory and grants credit terms which are normal within the industries it serves. The Company uses a wide range of raw materials in the manufacturing of its products and was able to obtain the raw materials needed during 1997 with the exception of shortages of raw materials utilized at the Fort Washington location. The majority of raw materials used by Lydall are available from a variety of suppliers who can be substituted if necessary.

  Twenty-six percent of Lydall's total sales in 1997 were to the automotive market compared to thirty-two percent and thirty-three percent in 1996 and 1995 respectively. Lydall's automotive sales are sold to various customers including parts suppliers, thermal insulation fabricators, air-bag manufacturers and original equipment manufacturers for use in a variety of models and applications. Sales to Ford Motor Company represented 18 percent of Lydall's total sales in 1997, and no other single customer accounted for more than 10 percent of total sales.

  Lydall invested $8.7 million in 1997, $6.8 million in 1996, and $6.2 million in 1995, respectively, in activities to develop new products and special manufacturing processes or to improve existing products. Most of Lydall's investment in research and development is application specific; very little is pure research. There were no significant customer-sponsored research and development activities during the past three years.

  Lydall's backlog was $18.8 million at December 31, 1997, $25.1 million at December 31, 1996, and $28.0 million at December 31, 1995. Lydall expects to fill its backlog of 1997 orders during the first quarter of 1998.

Backlog at February 28, 1998 was $19.5 million. There are no seasonal aspects to this backlog.

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

  As of March 1, 1998, Lydall and its subsidiaries had 1,212 employees, including foreign employees. Approximately 169 of the domestic employees are represented by eight unions under contracts expiring between March 1998 and November 2002. Lydall considers its employee relationships to be satisfactory, and there have not been any actual or threatened work stoppages due to union-related activities. All employees at the Company's facility in France are covered under a National Collective Bargaining Agreement.

  Foreign and export sales were 20 percent of total sales in 1997, 21 percent in 1996 and 22 percent in 1995. Export sales are concentrated primarily in Europe, the Far East, Mexico, and Canada and were $34.9 million, $37.0 million, and $38.9 million in 1997, 1996 and 1995, respectively.

  Foreign sales were $14.3 million, $17.6 million, and $17.0 million for the years ended December 31, 1997, 1996, and 1995, respectively. The French operation incurred losses of $348 thousand, $796 thousand and $165 thousand for the years ended December 31, 1997, 1996 and 1995, respectively. Total foreign assets were $16.4 million and $18.5 million at December 31, 1997 and 1996, respectively.

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

ITEM 2. PROPERTIES

  The principal properties of the Company and its subsidiaries are situated at the following locations and have the following characteristics:

                                                             APPROXIMATE AREA
                                                            ------------------
                                                             LAND   BUILDINGS
     LOCATION                 GENERAL DESCRIPTION           (ACRES) (SQ. FEET)
     --------                 -------------------           ------- ----------
   1 Manchester,     Office Facilities....................    2.0     25,000
      Connecticut
   2 Manchester,     Paperboard Manufacturing.............   11.6     70,500
      Connecticut
   3 Covington,      Fiberboard and Fabricated Materials
      Tennessee      Manufacturing........................   26.0    155,000
   4 Richmond,       Laminated Fiberboard Manufacturing...    5.0    104,000
      Virginia
   5 Rochester,      Specialty Nonwoven Manufacturing.....   18.0    143,000
      New Hampshire
   6 Hoosick Falls,  Fiberboard Composite Materials
      New York       Manufacturing........................   11.0    129,000
   7 Hamptonville,   Specialty Nonwoven Materials and
      North Carolina Fabricated Materials Manufacturing...   35.2     85,000

                                                             APPROXIMATE AREA
                                                            ------------------
                                                             LAND   BUILDINGS
     LOCATION                       GENERAL DESCRIPTION     (ACRES) (SQ. FEET)
     --------                       -------------------     ------- ----------
   8 Green Island,              Specialty Nonwoven
      New York                  Manufacturing &
                                Warehouse.................    5.4    275,000
   9 Manchester,                Corporate Office and
      Connecticut               Computer Center...........    4.5     20,000
  10 Rockwell,                  Fabricating Facility......   11.5     51,000
      North Carolina
  11 Saint-Rivalain en Melrand, Specialty Nonwoven
      France                    Manufacturing.............   14.3    156,000
  12 Columbus,                  Fabricating Facility......    9.0     80,000
      Ohio
  13 Jacksonville,              Laminated Fiberboard
      Florida                   Manufacturing.............    --      52,000
  14 Fort Washington,           Specialty Woven Materials
      Pennsylvania              Manufacturing.............    --      60,000
  15 Manchester,                Warehouse and Office
      Connecticut               Facilities................   7.08     95,000

  Properties numbered 4, 10, 12, 13 and 14, are being leased; all others are owned. For information with respect to obligations for lease rentals and owned property, see the Notes to the Consolidated Financial Statements of the Company included in the 1997 Annual Report to Stockholders, which are incorporated herein by reference. Lydall considers its properties to be suitable and adequate for its present needs. The properties are being fully utilized. In addition to the properties listed above, the Company has several additional leases for sales offices and warehouses in the United States and overseas.

ITEM 3. LEGAL PROCEEDINGS

  In the mid-1980's, the United States Environmental Protection Agency ("EPA") notified a former subsidiary of the Company that it and other entities may be potentially responsible in connection with the release of hazardous substances at a landfill and property located adjacent to a landfill in Michigan City, Indiana. The preliminary indication, based on the Site Steering Committee's volumetric analysis, is that the alleged contribution to the waste volume at the site of the plant once owned by a former subsidiary is approximately 0.434 percent of the total volume. The portion of the 0.434 percent specifically attributable to the former subsidiary by the current operator of the plant is approximately 0.286 percent. The EPA has completed its Record of Decision for the site and has estimated the total cost of remediation to be between $17 million and $22 million. Based on the alleged volumetric contribution of its former subsidiary to the site, and on the EPA's estimated remediation costs, Lydall's alleged total exposure would be less than $100 thousand, which has been accrued.

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

  In June 1995, the Company and its former subsidiary were sued in the Northern District of Indiana by the insurer of the current operator of the former subsidiary's plant seeking contribution. In October 1997, the insurer made a settlement demand of $150,591 to the Company in exchange for a release of the Company's liability at the site and indemnification from the current operator against site-related claims. The Company executed a settlement agreement with the insurer and current operator for a full site release; however, the current operator subsequently backed out of the agreement. The Company is now evaluating its options.

  Management believes the ultimate disposition of this matter will not have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows.

  On March 19, 1996, patent litigation brought by ATD Corporation (ATD) against Lydall in the U.S. District Court for the Eastern District of Michigan was concluded with the jury finding in favor of Lydall and with all of ATD's claims for damages being denied. A notice of appeal to the U.S. Court of Appeals for the Federal Circuit regarding this litigation was filed by ATD on March 28, 1997. The appeal issues were fully briefed and argued in January of 1998. No decision has been rendered. Management believes the ultimate disposition of this matter will not have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  There were no matters submitted to a vote of security holders during the fourth quarter of 1997.

EXECUTIVE OFFICERS AND OTHER SIGNIFICANT EMPLOYEES OF THE REGISTRANT:

  The name, age, current position, and other business experience since January 1, 1993 of each executive officer of the Company are listed on the following page. Leonard R. Jaskol, John E. Hanley, Carole F. Butenas, and Mary A. Tremblay are elected annually at the organizational meeting of the Board of Directors. All others are appointed by the President and Chief Executive Officer for an indefinite period. There are no family relationships among executive officers or other significant employees.

                                                                    OTHER BUSINESS
NAME                   AGE               TITLE                  EXPERIENCE SINCE 1993
----                   ---               -----                  ---------------------
Leonard R. Jaskol      61  Chairman of the Board (since       N/A
                           1991) President and Chief
                           Executive Officer (since 1988)
John E. Hanley         41  Vice President--Finance and        N/A
                           Treasurer (since 1992)
Carole F. Butenas      55  Vice-President--Investor           N/A
                           Relations (since 1991) Director
                           (1995)
Mary A. Tremblay       37  General Counsel and Secretary      N/A
                           (since 1991)
Raymond J. Lanzi       59  Division President (since 1979)    N/A
                           Director (1993)
Elliott F. Whitely(1)  54  Division President (since 1987)    N/A
                           Director (1993, 1996, 1997)
James P. Carolan       55  Division President (since 1983)    N/A
                           Director (1994, 1996, 1997)
William J. Rankin      44  Division President (since 1992)    N/A
                           Director (1995)
Christopher R.         44  Division President (since 1990)    N/A
 Skomorowski               Director (1994)
John J. Worthington    49  Division President (since 1996)    General Manager,
                                                              W. R. Grace and
                                                              Specialty Paperboard, Inc.
Bill W. Franks, Jr.    39  Division President (since 1997)    Vice President and
                                                              General Manager,
                                                              Lydall Logistics
                                                              Management Division

--------
(1) Mr. Whitely resigned from his position as Division President, effective December 31, 1997.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  Information regarding the common stock of the Company and recent market prices of such stock, the cash dividend policy, and the approximate number of holders of common stock, is incorporated herein by reference to pages 28, 37, 45 and 46 of the 1997 Annual Report to Stockholders.

ITEM 6. SELECTED FINANCIAL DATA.

  Information regarding selected financial data of the Company is incorporated herein by reference to page 45 of the 1997 Annual Report to Stockholders.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  Management's discussion and analysis of financial condition and results of operations is incorporated herein by reference to the President's Letter, the Analysis of Results and Key Financial Items on pages 2 through 6 and 19 through 27 of the 1997 Annual Report to Stockholders.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

  Not yet applicable.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The consolidated financial statements of Lydall, Inc. and its subsidiaries and the supplementary quarterly financial information are incorporated by reference to pages 29 through 43 of the 1997 Annual Report to Stockholders.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  There have been no disagreements with the Company's independent public accountants on accounting and financial disclosure.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  Information regarding the directors of Lydall and disclosure of late filings required by Section 16 of the Exchange Act are incorporated by reference to the definitive Proxy Statement of Lydall to be filed with the Commission relating to its Annual Meeting of Stockholders to be held on May 13, 1998. Information regarding the executive officers and other significant employees of the Company is contained on page 6 of this report.

ITEM 11. EXECUTIVE COMPENSATION.

  Information regarding the compensation of Lydall's directors and executive officers is incorporated by reference to the definitive Proxy Statement of Lydall to be filed with the Commission relating to its Annual Meeting of Stockholders to be held on May 13, 1998, including the Compensation and Stock Option Committee Report to Stockholders found on pages 8 through 18, and the comparative performance graph located on page 19, therein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  Information regarding beneficial ownership of the common stock by certain beneficial owners and by management of the Company is incorporated by reference to the definitive Proxy Statement of Lydall to be filed with the Commission relating to its Annual Meeting of Stockholders to be held on May 13, 1998.

ITEM 13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  Information regarding certain relationships and related transactions with management is incorporated by reference to the definitive Proxy Statement of Lydall to be filed with the Commission relating to its Annual Meeting of Stockholders to be held on May 13, 1998.

                                    PART IV

ITEM 14.EHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

  a) 1) The following consolidated financial statements of Lydall, Inc. and its subsidiaries are found in and are incorporated by reference to the Annual Report to Stockholders for the year ended December 31, 1997:

                                                                         ANNUAL
                                                                         REPORT
                                                                         PAGES
                                                                         ------
Consolidated Income Statements--Years ended December 31, 1997, 1996,
 and 1995..............................................................     29
Consolidated Balance Sheets--December 31, 1997 and 1996................  30-31
Consolidated Statements of Cash Flows--Years ended December 31, 1997,
 1996, and 1995........................................................     32
Consolidated Statements of Changes in Stockholders' Equity--Years ended
 December 31, 1997, 1996, and 1995.....................................     33
Notes to Consolidated Financial Statements.............................  34-43
Report of Independent Accountants......................................     44

  a) 2) Financial Statement Schedule:

                                                                    10-K PAGES
                                                                    ----------
Report of Independent Accountants..................................     12
Consent of Independent Accountants.................................     13
Schedule II--Valuation and Qualifying Accounts-- Years ended
 December 31, 1997, 1996, and 1995.................................     14

  All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or are presented in the notes to the consolidated financial statements, and therefore have been omitted.

  With the exception of the consolidated financial statements and the accountants' report thereon listed in the above index, the information referred to in Items 2, 5, 6 and 7 and the supplementary quarterly financial information referred to in Item 8, all of which is included in the 1997 Annual Report to Stockholders of the Company and incorporated by reference into this Form 10-K Annual Report, the 1997 Annual Report to Stockholders is not to be deemed "filed" as part of this report.

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

10.10* Employment Agreement with Raymond J. Lanzi dated March 10, 1995 (filed as Exhibit 10.5 to the registrant's Quarterly report on Form 10-Q dated May 9, 1995 and incorporated herein by this reference).

10.11* Employment Agreement with Christopher R. Skomorowski dated March 10, 1995 (filed as Exhibit 10.6 to the registrant's Quarterly report on Form 10-Q dated May 9, 1995 and incorporated herein by this reference).

10.12* Employment Agreement with William J. Rankin, dated March 10, 1995 (filed as Exhibit 10.7 to the registrant's Quarterly report on Form 10-Q dated May 9, 1995 and incorporated herein by this reference).

10.13* Employment Agreement with Carole F. Butenas dated March 10, 1995 (filed as Exhibit 10.8 to the registrant's Quarterly report on Form 10-Q dated May 9, 1995 and incorporated herein by this reference).

10.14*  Employment Agreement with Mona G. Estey dated March 10, 1995 (filed as
        Exhibit 10.9 to the registrant's Quarterly report on Form 10-Q dated May 9, 1995 and incorporated herein by this reference).

10.15* Employment Agreement with Mary A. Tremblay dated March 10, 1995 (filed as Exhibit 10.10 to the registrant's Quarterly report on Form 10-Q dated May 9, 1995 and incorporated herein by this reference).

10.16* Employment Agreement with John J. Worthington dated November 7, 1996,
       (filed as Exhibit 10.17 to the registrants Annual Report on Form 10-K dated March 27, 1997 and incorporated herein by this reference).

10.17* Lydall, Inc. Board of Directors Deferred Compensation Plan effective
       January 1, 1991, (filed as Exhibit 10.17 to the registrant's Annual Report on Form 10-K dated March 26, 1991 and incorporated herein by this reference).

10.18* Lydall, Inc. Supplemental Executive Retirement Plan effective January
       1, 1994, (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K dated March 27, 1996 and incorporated herein by this reference).

10.19 Asset Purchase Agreement between Lydall New York, Inc. and Textile Technologies Industries, Inc. (filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K dated March 27, 1997 and incorporated herein by this reference).

10.20 Asset Purchase Agreement between Chartermed Inc. and Charter Medical Ltd. filed herewith. The registrant shall furnish copies of exhibits to the Asset Purchase Agreement upon the request of the Commission.

13.1 Annual Report to Stockholders for the year ended December 31, 1997, filed herewith.

21.1   List of subsidiaries of the registrant, filed herewith.

23.1   Consent of Coopers and Lybrand, L.L.P., filed herewith.

24.1 Power of Attorney, dated March 13, 1998, authorizing Leonard R. Jaskol and/or John E. Hanley to sign this report on behalf of each member of the Board of Directors indicated therein, filed herewith.

27.1 Financial Data Schedule for the year ended December 31, 1997, filed herewith.

27.2 Restated Financial Data Schedule originally filed as Exhibit 27.1 to the registrant's Quarterly report on Form 10-Q dated November 7, 1997, filed herewith.

27.3 Restated Financial Data Schedule originally filed as Exhibit 27.1 to the registrant's Quarterly report on Form 10-Q dated August 7, 1997, filed herewith.

27.4 Restated Financial Data Schedule originally filed as Exhibit 27.1 to the registrant's Quarterly report on Form 10-Q dated May 8, 1997, filed herewith.

27.5 Restated Financial Data Schedule originally filed as Exhibit 27.1 to the registrant's Quarterly report on Form 10-Q dated March 17, 1997, filed herewith.

27.6 Restated Financial Data Schedule originally filed as Exhibit 27.1 to the registrant's Quarterly report on Form 10-Q dated November 7, 1996, filed herewith.

27.7 Restated Financial Data Schedule originally filed as Exhibit 27.1 to the registrant's Quarterly report on Form 10-Q dated August 7, 1996, filed herewith.

27.8 Restated Financial Data Schedule originally filed as Exhibit 27.1 to the registrant's Quarterly report on Form 10-Q dated May 8, 1996, filed herewith.

27.9 Restated Financial Data Schedule originally filed as Exhibit 27.1 to the registrant's Quarterly report on Form 10-Q dated March 18, 1996, filed herewith.
--------
*Management contract or compensatory plan.

  b) Reports on Form 8-K:
     No reports on Form 8-K were filed during the fourth quarter, 1997.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, LYDALL, INC. HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED.

                                          Lydall, Inc.


Date: March 25, 1998                      By         Leonard R. Jaskol
                                             ----------------------------------
                                              LEONARD R. JASKOL CHAIRMAN AND
                                                  CHIEF EXECUTIVE OFFICER

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BY THE FOLLOWING PERSONS ON BEHALF OF LYDALL, INC. IN THE CAPACITIES AND ON THE DATES INDICATED.

              SIGNATURE                        TITLE                 DATE

          Leonard R. Jaskol            Chairman, Chief          March 25, 1998
-------------------------------------   Executive Officer
          LEONARD R. JASKOL             and Director

           John E. Hanley              Vice President--Finance  March 25, 1998
-------------------------------------   and Treasurer
           JOHN E. HANLEY               (Principal Financial
                                        and Accounting Officer)

           John E. Hanley
-------------------------------------
           JOHN E. HANLEY
        ATTORNEY-IN-FACT FOR:

            Lee A. Asseo               Director*                March 25, 1998
-------------------------------------
            LEE A. ASSEO

         Paul S. Buddenhagen           Director*                March 25, 1998
-------------------------------------
         PAUL S. BUDDENHAGEN

          James P. Carolan             Director*                March 25, 1998
-------------------------------------
          JAMES P. CAROLAN

          Samuel P. Cooley             Director*                March 25, 1998
-------------------------------------
          SAMUEL P. COOLEY

           W. Leslie Duffy             Director*                March 25, 1998
-------------------------------------
           W. LESLIE DUFFY

          William P. Lyons             Director*                March 25, 1998
-------------------------------------
          WILLIAM P. LYONS

           Joel Schiavone              Director*                March 25, 1998
-------------------------------------
           JOEL SCHIAVONE

         Elliott F. Whitely            Director*                March 25, 1998
-------------------------------------
         ELLIOTT F. WHITELY

          Roger M. Widmann             Director*                March 25, 1998
-------------------------------------
          ROGER M. WIDMANN

           Albert E. Wolf              Director*                March 25, 1998
-------------------------------------
           ALBERT E. WOLF

* (constituting in excess of a majority of the full Board of Directors)

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of Lydall, Inc.:

  Our report on the consolidated financial statements of Lydall, Inc. and Subsidiaries has been incorporated by reference in this Form 10-K from page 44 of the 1997 Annual Report to Stockholders of Lydall, Inc. In connection with our audits of such financial statements, we have also audited the related financial statement schedule listed in the index on page 8 of this Form 10-K.

  In our opinion, the financial statement schedule referred to above, when considered in relation to the basic financial statements taken as a whole, presents fairly, in all material respects, the information required to be included therein.

                                          Coopers & Lybrand L.L.P.

Hartford, Connecticut
February 18, 1998.

                                                                     SCHEDULE II

                         LYDALL, INC. AND SUBSIDIARIES

                       VALUATION AND QUALIFYING ACCOUNTS

             FOR THE YEARS ENDED DECEMBER 31, 1997, 1996, AND 1995


$ THOUSANDS                                ADDITIONS
-----------                          ---------------------
                                                CHARGED TO
                                     CHARGED TO   OTHER
                          BALANCE AT COSTS AND  ACCOUNTS--   DEDUCTIONS--   BALANCE AT
      DESCRIPTION         JANUARY 1   EXPENSES   DESCRIBE      DESCRIBE     DECEMBER 31
      -----------         ---------- ---------- ----------   ------------   -----------
1997
Allowance for doubtful
 receivables............    $1,727     $  258     $ --         $  (604)(1)    $1,381
Accumulated amortization
 of intangible assets...     7,741        450       --            (665)(3)     7,526
Accrued reorganization..        28        --        --             (28)(7)       --
Accrued environmental...       998         20      (128)(4)       (506)(8)       384
Accumulated amortization
 of goodwill............     1,688      1,119       --             --          2,807
LIFO reserve............     1,740        --        --            (568)(5)     1,172
Inventory obsolescence
 reserve................       519        254       (13)(4)       (183)(6)       577
1996
Allowance for doubtful
 receivables............    $1,938     $  235     $ --         $  (446)(1)    $1,727
Accumulated amortization
 of intangible assets...     8,446        772       --          (1,477)(3)     7,741
Accrued reorganization..       137        --        --            (109)(2)        28
Accrued environmental...     1,072        --        (62)(4)        (12)(2)       998
Accumulated amortization
 of goodwill............     1,103        585       --             --          1,688
LIFO reserve............     2,493        316       --          (1,069)(5)     1,740
Inventory obsolescence
 reserve................       612        453        (6)(4)       (540)(6)       519
1995
Allowance for doubtful
 receivables............    $1,724     $  565     $ --         $  (351)(1)    $1,938
Accumulated amortization
 of intangible assets...     7,524        923       --              (1)(4)     8,446
Accrued reorganization..       157          4       --             (24)(2)       137
Accrued environmental...     1,002        --         83 (4)        (13)(2)     1,072
Accumulated amortization
 of goodwill............       516        587       --             --          1,103
LIFO reserve............     1,659      1,152       --            (318)(5)     2,493
Inventory obsolescence
 reserve................       786        804       --            (978)(6)       612

Notes(1):Uncollected receivables written off and adjustments to allowance.
     (2): Disbursements of amounts previously accrued.
     (3): Write off of fully amortized asset.
     (4): Record foreign currency translation adjustments.
     (5): Adjustment of LIFO reserve for inventory levels.
     (6): Write off of obsolete inventory and adjustment to reserve level.
     (7): Adjustment to reserve level.
     (8): Disbursements of amounts previously accrued and adjustments to reserve level.

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

 4.1 Certain long-term debt instruments, each representing indebtedness in an amount equal to less than 10 percent of the registrant's total consolidated assets, have not been filed as exhibits to this Annual Report on Form 10-
         K. The registrant hereby undertakes to file these instruments with the Commission upon request.

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

10.10    Employment Agreement with Raymond J. Lanzi dated March
         10, 1995 (filed as Exhibit 10.5 to the registrant's
         Quarterly report on Form 10-Q dated May 9, 1995 and incorporated herein by this reference).

10.11 Employment Agreement with Christopher R. Skomorowski dated March 10, 1995 (filed as Exhibit 10.6 to the registrant's Quarterly report on Form 10-Q dated May 9,
         1995 and incorporated herein by this reference).

10.12    Employment Agreement with William J. Rankin dated March
         10, 1995 (filed as Exhibit 10.7 to the registrant's
         Quarterly report on Form 10-Q dated May 9, 1995 and incorporated herein by this reference).

10.13    Employment Agreement with Carole F. Butenas dated March
         10, 1995 (filed as Exhibit 10.8 to the registrant's
         Quarterly report on Form 10-Q dated May 9, 1995 and incorporated herein by this reference).

                         -----------------------------

                                                            Page in
Exhibit                                                      Sequentially
Number  Description of Document                              Numbered Copy
------- -----------------------                              -------------

10.14    Employment Agreement with Mona G. Estey dated March 10,
         1995 (filed as Exhibit 10.9 to the registrant's
         Quarterly report on Form 10-Q dated May 9, 1995 and incorporated herein by this reference).

10.15    Employment Agreement with Mary A. Tremblay dated March
         10, 1995 (filed as Exhibit 10.10 to the registrant's
         Quarterly report on Form 10-Q dated May 9, 1995 and incorporated herein by this reference).

10.16    Employment Agreement with John J. Worthington dated
         November 7, 1996, (filed as Exhibit 10.17 to the registrant's Annual Report on Form 10-K dated March 27,
         1997 and incorporated herein by this reference).

10.17    Lydall, Inc. Board of Directors Deferred Compensation
         Plan effective January 1, 1991,(filed as Exhibit 10.17 to the registrant's Annual Report on Form 10-K dated
         March 26, 1991 and incorporated herein by this reference).

10.18 Lydall, Inc. Supplemental Executive Retirement Plan effective January 1, 1994, (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K dated March 27, 1996 and incorporated herein by this reference).

10.19 Asset Purchase Agreement between Lydall New York, Inc. and Textile Technology Industries, Inc. filed as Exhibit
         10.22 to the Registrant's Annual Report on Form 10-K dated March 27, 1997 and incorporated herein by this reference).

10.20    Asset Purchase Agreement between Chartermed Inc. and
         Charter Medical Ltd. filed herewith. The registrant shall furnish copies of exhibits to the Asset Purchase
         Agreement upon request of the Commission.

13.1     Annual Report to Stockholders for the year ended
         December 31, 1997, filed herewith.

21.1     List of subsidiaries of the registrant, filed herewith.

23.1 Consent of Coopers and Lybrand, L.L.P., filed herewith.

                         -----------------------------

                                                                  Page in
Exhibit                                                         Sequentially
Number   Description of Document                                Numbered Copy
-------  -----------------------                                -------------

24.1     Power of Attorney, dated March 13, 1998, authorizing
         Leonard R. Jaskol and/or John E. Hanley to sign this report on behalf of each member of the Board of Directors indicated therein, filed herewith.

27.1     Financial Data Schedule for the year ended
         December 31, 1997, filed herewith.

27.2     Restated Financial Data Schedule originally filed as
         Exhibit 27.1 to the registrant's Quarterly report on Form 10-Q dated November 7, 1997, filed herewith.

27.3     Restated Financial Data Schedule originally filed as
         Exhibit 27.1 to the registrant's Quarterly report on Form 10-Q dated August 7, 1997, filed herewith.

27.4     Restated Financial Data Schedule originally filed as
         Exhibit 27.1 to the registrant's Quarterly report on Form 10-Q dated May 8, 1997, filed herewith.

27.5     Restated Financial Data Schedule originally filed as
         Exhibit 27.1 to the registrant's Quarterly report on Form 10-Q dated March 17, 1997, filed herewith.

27.6     Restated Financial Data Schedule originally filed as
         Exhibit 27.1 to the registrant's Quarterly report on Form 10-Q dated November 7, 1996, filed herewith.

27.7     Restated Financial Data Schedule originally filed as
         Exhibit 27.1 to the registrant's Quarterly report on Form 10-Q dated August 7, 1996, filed herewith.

27.8     Restated Financial Data Schedule originally filed as
         Exhibit 27.1 to the registrant's Quarterly report on Form 10-Q dated May 8, 1996, filed herewith.

27.9     Restated Financial Data Schedule originally filed as
         Exhibit 27.1 to the registrant's Quarterly report on Form 10-Q dated March 18, 1996, filed herewith.