Form 10-Q
period 1998-03-31
LYDALL INC /DE/
filed 1998-05-13
CIK 60977

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

                                       OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
   SECURITIES EXCHANGE ACT OF 1934

      FOR THE TRANSITION PERIOD FROM                  TO

                         COMMISSION FILE NUMBER 1-7665

                                  LYDALL, INC.

             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                   DELAWARE                                       06-0865505
       (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER IDENTIFICATION NO.)
        INCORPORATION OR ORGANIZATION)

ONE COLONIAL RD., P.O.B. 151, MANCHESTER,
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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock $.10 par value per share.
Total shares outstanding May 7, 1998                              16,044,885

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  LYDALL, INC.

                                     INDEX

                                                                                                           PAGE NO.
                                                                                                          -----------
PART I.  FINANCIAL INFORMATION
  Item 1.  Financial Statements
    Consolidated Condensed Balance Sheets...............................................................           3
    Consolidated Condensed Statements of Net Income and Comprehensive Income............................           4
    Consolidated Condensed Statements of Cash Flows.....................................................           5
    Notes to Consolidated Condensed Financial Statements................................................         6-8
  Item 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations........        9-12

PART II.  OTHER INFORMATION
  Item 6.  Exhibits and Reports on Form 8-K.............................................................          12
Signature...............................................................................................          13

                         PART I.  FINANCIAL INFORMATION
                         ITEM 1.  FINANCIAL STATEMENTS

                         LYDALL, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                                                     DECEMBER
                                                                        MARCH 31,       31,
                                                                          1998         1997
                                                                       -----------  -----------
                               ASSETS                                  (UNAUDITED)
CURRENT ASSETS:
  Cash and cash equivalents..........................................   $   3,805    $   8,891
  Short-term investments.............................................       4,504        3,873
  Accounts receivable, net...........................................      31,244       32,203
  Inventories:
    Finished goods...................................................       6,908        6,243
    Work in process..................................................       4,017        2,867
    Raw materials....................................................       8,439        7,600
    LIFO reserve.....................................................      (1,151)      (1,172)
                                                                       -----------  -----------
  Total inventories..................................................      18,213       15,538
  Taxes receivable...................................................      --            2,032
  Prepaid expenses...................................................       2,045        1,314
  Deferred tax assets................................................       3,576        3,586
                                                                       -----------  -----------
      Total current assets...........................................      63,387       67,437
                                                                       -----------  -----------
Property, plant and equipment, at cost...............................     129,278      125,622
Less accumulated depreciation........................................     (58,795)     (56,762)
                                                                       -----------  -----------
                                                                           70,483       68,860
Other assets, at cost, less amortization.............................      27,800       23,827
                                                                       -----------  -----------
Total assets.........................................................   $ 161,670    $ 160,124
                                                                       -----------  -----------
                                                                       -----------  -----------
                LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Current portion of long-term debt..................................   $   3,430    $   2,950
  Accounts payable...................................................      16,140       13,342
  Accrued taxes......................................................         595        1,030
  Accrued payroll and other compensation.............................       2,642        4,856
  Other accrued liabilities..........................................       5,549        6,056
                                                                       -----------  -----------
      Total current liabilities......................................      28,356       28,234
LONG-TERM DEBT.......................................................       2,340        2,100
DEFERRED TAX LIABILITIES.............................................      12,854       12,979
OTHER LONG-TERM LIABILITIES..........................................       3,826        3,781
STOCKHOLDERS' EQUITY:
  Preferred stock....................................................      --           --
  Common stock.......................................................       2,155        2,143
  Capital in excess of par value.....................................      36,898       36,510
  Accumulated other comprehensive income.............................        (565)        (164)
  Retained earnings..................................................     128,657      125,108
                                                                       -----------  -----------
                                                                          167,145      163,597
  Less: treasury stock, at cost......................................     (52,851)     (50,567)
                                                                       -----------  -----------
      Total stockholders' equity.....................................     114,294      113,030
                                                                       -----------  -----------
Total liabilities and stockholders' equity...........................   $ 161,670    $ 160,124
                                                                       -----------  -----------
                                                                       -----------  -----------

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF NET INCOME
                            AND COMPREHENSIVE INCOME

                      (IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                                                               THREE MONTHS ENDED
                                                                                                   MARCH 31,
                                                                                              --------------------
                                                                                                1998       1997
                                                                                              ---------  ---------

                                                                                                  (UNAUDITED)
NET SALES...................................................................................  $  56,542  $  61,971
Cost of sales...............................................................................     40,526     42,708
                                                                                              ---------  ---------
Gross margin................................................................................     16,016     19,263
Selling, product development and administrative expenses....................................     10,737     10,496
                                                                                              ---------  ---------
Operating income............................................................................      5,279      8,767
Other (income) expense:
    Investment income.......................................................................       (324)      (365)
    Interest expense........................................................................         89        158
    Other...................................................................................        189        (43)
                                                                                              ---------  ---------
                                                                                                    (46)      (250)
                                                                                              ---------  ---------
Income before income taxes..................................................................      5,325      9,017
Income tax expense..........................................................................      1,776      3,392
                                                                                              ---------  ---------
NET INCOME..................................................................................  $   3,549  $   5,625
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Basic earnings per common share.............................................................  $     .22  $     .33
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Weighted average common stock outstanding...................................................     16,043     17,050
                                                                                              ---------  ---------
Diluted earnings per common share...........................................................  $     .22  $     .32
                                                                                              ---------  ---------
Weighted average common stock and equivalents outstanding...................................     16,498     17,819
                                                                                              ---------  ---------
                                                                                              ---------  ---------
NET INCOME..................................................................................  $   3,549  $   5,625
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Other Comprehensive Income, before tax:
    Foreign currency translation adjustments................................................       (380)    (1,197)
    Unrealized loss on securities...........................................................       (237)      (249)
                                                                                              ---------  ---------
Other comprehensive income, before tax......................................................       (617)    (1,446)
Income tax benefit related to items of other comprehensive income...........................        216        506
                                                                                              ---------  ---------
Other comprehensive income, net of tax......................................................       (401)      (940)
                                                                                              ---------  ---------
Comprehensive income........................................................................  $   3,148  $   4,685
                                                                                              ---------  ---------
                                                                                              ---------  ---------

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                              THREE MONTHS ENDED
                                                                                                  MARCH 31,
                                                                                            ----------------------
                                                                                               1998        1997
                                                                                            ----------  ----------
                                                                                                 (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income................................................................................  $    3,549  $    5,625
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation..........................................................................       2,180       2,049
    Amortization..........................................................................         442         436
    Changes in operating assets and liabilities, excluding effects from acquisitions:
      Accounts receivable.................................................................       1,549         739
      Taxes receivable....................................................................       2,032      --
      Inventories.........................................................................      (1,611)     (1,316)
      Other assets........................................................................          21        (332)
      Accounts payable....................................................................       2,657       2,556
      Accrued taxes.......................................................................        (430)      2,330
      Accrued payroll and other compensation..............................................      (2,248)     (3,153)
      Deferred income taxes...............................................................         (41)       (294)
      Other long-term liabilities.........................................................          70         117
      Other accrued liabilities...........................................................        (537)       (400)
                                                                                            ----------  ----------
    Total adjustments.....................................................................       4,084       2,732
                                                                                            ----------  ----------
NET CASH PROVIDED BY OPERATING ACTIVITIES.................................................       7,633       8,357
                                                                                            ----------  ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions............................................................................      (6,609)        (49)
  Additions of property, plant, and equipment.............................................      (3,573)     (6,741)
  Purchase of investments, net............................................................        (785)       (164)
  Disposals of property, plant, and equipment, net........................................         150           1
                                                                                            ----------  ----------
NET CASH USED FOR INVESTING ACTIVITIES....................................................     (10,817)     (6,953)
                                                                                            ----------  ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt payments.................................................................      --          (1,250)
  Payment of current note payable.........................................................      --          (8,000)
  Issuance of common stock................................................................         400         543
  Acquisition of common stock.............................................................      (2,284)     (6,814)
                                                                                            ----------  ----------
NET CASH USED FOR FINANCING ACTIVITIES....................................................      (1,884)    (15,521)
                                                                                            ----------  ----------
EFFECT OF EXCHANGE RATE CHANGES ON CASH...................................................         (18)        (54)
                                                                                            ----------  ----------
Decrease in cash and cash equivalents.....................................................      (5,086)    (14,171)
Cash and cash equivalents at beginning of period..........................................       8,891      38,226
                                                                                            ----------  ----------
CASH AND CASH EQUIVALENTS AT END OF PERIOD................................................  $    3,805  $   24,055
                                                                                            ----------  ----------
                                                                                            ----------  ----------
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest................................................................................  $   --      $      204
  Income taxes............................................................................         376       1,438
Non-cash transactions:
  Unrealized gains/losses on available-for-sale securities................................         154         162
  Amounts payable for acquired operations.................................................         720      --
  Reduction of payable for acquired operations............................................      --             150
  Reclassification between short and long term assets.....................................         750      --

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

2. Basic earnings per common share are based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are based on net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock options, stock awards and warrants where such effect is dilutive.

                                                             FOR THE QUARTER ENDED                  FOR THE QUARTER ENDED
                                                                MARCH 31, 1998                         MARCH 31, 1997
                                                     -------------------------------------  -------------------------------------
                                                         NET                                    NET
                                                       INCOME       SHARES      PER-SHARE     INCOME       SHARES      PER-SHARE
                                                      ($000'S)     ($000'S)      AMOUNT      ($000'S)     ($000'S)      AMOUNT
                                                     -----------  -----------  -----------  -----------  -----------  -----------
Basic earnings per share...........................   $   3,549       16,043    $    0.22    $   5,625       17,050    $    0.33
Effect of dilutive securities Stock Options........                      455                                    769
Diluted earnings per share.........................   $   3,549       16,498    $    0.22    $   5,625       17,819    $    0.32

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

    In June 1995, the Company and its former subsidiary were sued in the Northern District of Indiana by the insurer of the current operator of the former subsidiary's plant seeking contribution. In October 1997, the insurer made a settlement demand of $150,591 to the Company in exchange for a release of the Company's liability at the site and indemnification from the current operator against site-related claims. The Company executed a settlement agreement with the insurer and current operator

                         LYDALL, INC. AND SUBSIDIARIES
    for a full site release; however, the current operator subsequently backed out of the agreement. The Company is now evaluating its options.

    Management believes the ultimate disposition of this matter will not have a material adverse effect upon the Company's consolidated financial position, results of operations, comprehensive income, or cash flows.

4. On March 19, 1996, patent litigation brought by ATD Corporation ("ATD") against Lydall in the U.S. District Court for the Eastern District of Michigan was concluded with the jury finding in favor of Lydall and with all of ATD's claims for damages being denied. A notice of appeal to the U.S. Court of Appeals for the Federal Circuit regarding this litigation was filed by ATD on March 28, 1997. The appeal issues were fully briefed and argued in January of 1998. No decision has been rendered. Management believes the ultimate disposition of this matter will not have a material adverse effect upon the Company's consolidated financial position, results of operations, comprehensive income, or cash flows.

5. The Company will adopt Statement of Financial Accounting Standards No. 131, and No. 132, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"), and "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS 132"), both of which are effective for fiscal years beginning after December 15, 1997.

    SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. SFAS 131 is based on the management approach to segment reporting and includes requirements to report selected segment information quarterly and to include entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenues. The Company currently reports under one segment and is evaluating the impact of the disclosure requirements. SFAS 131 may require Lydall to disclose more than one segment. The Company will adopt SFAS 131 effective for the year ending December 31, 1998. There will be no effect on the Company's consolidated financial position, results of operations, comprehensive income, or cash flows.

    SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. The Company will adopt SFAS 132 effective for the year ending December 31, 1998. There will be no effect on the Company's consolidated financial position, results of operations, comprehensive income, or cash flows.

6. Early in 1998, a Lydall subsidiary funded the capitalization of Charter Medical, Ltd. On February 6, 1998, this separate corporate entity acquired CharterMed, Inc., a privately held company located in Lakewood, New Jersey, for $6.6 million in cash and a note for $720 thousand, payable through 1999. CharterMed is a growing and profitable manufacturer of proprietary medical devices serving applications such as biotech and pharmaceutical packaging, blood bank and transfusion services, neonatal intensive care, operating room/perfusion, and stem cell processing and freezing. The results of the CharterMed Operation since the date of acquisition have been included in the Company's consolidated results. The pro forma effect on the Company's results of operations for the quarter ended March 31, 1997, had the acquisition occured at the beginning of the respective period, is not material.

                         LYDALL, INC. AND SUBSIDIARIES

7. The following tables set forth the components of other comprehensive income along with the respective tax (provision) benefit and the reclassification adjustments needed to exclude the portion of other comprehensive income already included in net income.

                                                                                  TAX          TAX
                        QUARTER ENDED MARCH 31, 1998                            PRE-TAX     (EXPENSE)   NET-OF-TAX
                               (IN THOUSANDS)                                   AMOUNT       BENEFIT      AMOUNT
----------------------------------------------------------------------------  -----------  -----------  -----------
Foreign currency translation adjustments....................................   $    (380)   $     133    $    (247)
Unrealized gain (loss) on securities (gross):
  Unrealized holding losses arising during period...........................        (504)         176         (328)
  Less: reclassification adjustment for gains included in
    net income..............................................................         267          (93)         174
                                                                                   -----        -----        -----
Other Comprehensive Income..................................................   $    (617)   $     216    $    (401)
                                                                                   -----        -----        -----
                                                                                   -----        -----        -----

                                                                                           TAX
                       QUARTER ENDED MARCH 31, 1997                          PRE-TAX    (EXPENSE)   NET-OF-TAX
                              (IN THOUSANDS)                                 AMOUNT      BENEFIT      AMOUNT
--------------------------------------------------------------------------  ---------  -----------  -----------
Foreign currency translation adjustments..................................  $  (1,197)  $     419    $    (778)
Unrealized loss on securities (gross):
  Unrealized holding losses arising during period.........................       (246)         86         (160)
  Less: reclassification adjustment for losses included in net income.....         (3)          1           (2)
                                                                            ---------       -----        -----
Other Comprehensive Income................................................  $  (1,446)  $     506    $    (940)
                                                                            ---------       -----        -----
                                                                            ---------       -----        -----

8. The following tables disclose the balance by classification within accumulated other comprehensive income.

                                                                                       MINIMUM       ACCUMULATED
                                                       FOREIGN       UNREALIZED        PENSION          OTHER
                                                      CURRENCY     GAINS/(LOSSES)     LIABILITY     COMPREHENSIVE
                                                     ADJUSTMENT     ON SECURITIES    ADJUSTMENT        INCOME
                                                    -------------  ---------------  -------------  ---------------
Beginning Balance 1/1/98..........................    $      76       $      22       $    (262)      $    (164)
Current Period Change.............................         (247)           (154)         --                (401)
                                                          -----           -----           -----           -----
Ending Balance 3/31/98............................    $    (171)      $    (132)      $    (262)      $    (565)
                                                          -----           -----           -----           -----
                                                          -----           -----           -----           -----

                                                                                       MINIMUM      ACCUMULATED
                                                      FOREIGN       UNREALIZED         PENSION         OTHER
                                                     CURRENCY     GAINS/(LOSSES)      LIABILITY    COMPREHENSIVE
                                                    ADJUSTMENT     ON SECURITIES     ADJUSTMENT        INCOME
                                                    -----------  -----------------  -------------  --------------
Beginning Balance 1/1/97..........................   $   1,425       $      77        $     (38)     $    1,464
Current Period Change.............................      (1,349)            (55)            (224)         (1,628)
                                                    -----------            ---            -----         -------
Ending Balance 12/31/97...........................   $      76       $      22        $    (262)     $     (164)
                                                    -----------            ---            -----         -------
                                                    -----------            ---            -----         -------

                         LYDALL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

    For the first quarter of 1998, net income was $3.5 million compared with $5.6 million in the comparable quarter of 1997. Diluted earnings per share were $.22 compared with $.32 for the same period last year. Sales were $56.5 million compared with $62.0 million for the 1997 first quarter.

    Gross margin for the first quarter of 1998 was $16.0 million, or 28.3 percent of sales, compared with $19.3 million, or 31.1 percent of sales, for the first quarter of 1997. The largest factors affecting gross margin in the quarter were reduced operating leverage on lower sales volume, the acquisition of Fort Washington and some price/cost issues. After-tax return on sales was 6.3 percent compared with 9.1 percent for the first quarter 1997.

    Selling, product development and administrative expenses were $10.7 million, or 19.0 percent of sales, for the first quarter of 1998. This compared to first quarter 1997 expenses of $10.5 million, or 16.9 percent of sales. The Company maintained research and development spending at last year's record levels on lower sales volume, and selling expenses were comparable to first quarter prior year. Additionally, a significant amount of training expenses related to the Lydall 2000 program were incurred during the quarter.

    Interest expense continued to decline as a result of lower debt levels during the 1998 quarter as compared to the 1997 quarter. For the first quarter of 1998 other expense was mainly attributable to the write-off of fixed assets. During 1997 a lower level of fixed asset write-offs was offset by income derived from a property settlement.

    Business was progressively stronger during the quarter following an uncharacteristically slow start to the year. Factors affecting the quarter included: more customers than usual were working off year-end inventories; slower semiconductor-related air filtration sales persisted; raw-material pricing continued to impact the materials handling business; and sales of automotive heat-management products were down compared with the same quarter last year.

    Also during the quarter, Lydall's Board of Directors approved the Company's purchase of up to one million shares of Lydall Common Stock on the open market from time to time as conditions permit and opportunities arise. This authorization is in addition to a million-share buyback approved in 1997 and another program in place which is tied to Lydall's stock option plans. During the first quarter 1998, the Company purchased 119,800 shares for $2.3 million under the two previous programs. This follows the purchase by the Company of 1.3 million shares of its Common Stock during 1997 for $27.4 million.

    The integration of CharterMed, Inc., which was acquired in February, 1998, is progressing well. The acquisition, which is expected to be accretive to earnings this year, is being combined with Lydall's previously existing blood filtration business into a separate entity, Charter Medical, Ltd. In addition to supplementing Lydall's blood filtration products, this acquisition extends the product line to include flexible, disposable containers for bio-pharmaceutical fluid processing and specialty pliable containers used in medical procedures and for drug delivery. The Company is very optimistic about the investment in this emerging market and believes that the rationalization of the medical business will be very positive for future growth.

    On April 17, 1998, a subsidiary of Lydall acquired Engineered Thermal Systems, Inc. ("ETSI"), a producer of automotive thermal and acoustical components. Located in St. Johnsbury, Vermont, ETSI employs 110 people and had sales approaching $12 million in 1997. This acquisition, which will operate as the St. Johnsbury Operation of Lydall Westex, complements the Company's extensive automotive thermal

                         LYDALL, INC. AND SUBSIDIARIES
barrier business and increases market share. ETSI, recognized for high quality and rapid response in the industry, has achieved both ISO 9001 and QS 9000 certifications. ETSI has also been recognized as a Chrysler Gold Pentastar supplier for three years in a row. Lydall plans to continue operating the business in Vermont and looks forward to working with ETSI's highly qualified work force.

    The installation of melt-blown processing equipment at the Technical Papers Division, including a 14,400 square-foot addition to that plant to house the new technology, progressed during the quarter, and the new line is expected to be operational sometime in May. These processes will yield micro-denier webs using base materials such as polypropylene, polyester, and nylon. Melt-blown technology complements Lydall's existing wet-laid process, extends Lydall's current air filtration product offerings, and opens new markets and applications, particularly in liquid filtration. Also, it provides the ability to combine the attributes of melt-blown media with a variety of Lydall's other materials to form composites with unique performance characteristics.

    Looking forward, there are a variety of product innovation efforts underway. Most are aimed at the major markets of thermal barriers and filtration. For example, the Company is introducing several new automotive heat-management concepts such as ZeroClearance shields, polyshield systems, and stand-alone shields. Results of performance and durability tests of ZeroClearance shields far surpass those of currently used heavy metal shields. ZeroClearance shields are lightweight, flexible and self-adhesive. Lydall's polyshield insulation systems are nonmetallic components which are formable and lightweight with high thermal performance. Lydall's stand-alone shields, a dual thermal and acoustical design, are used on the underbody of a vehicle. Initial approvals for stand-alone shields include a new domestic auto model as well as a distinct European model.

    In the filtration area the Company has made significant inroads with the unique HEPA filtration products specifically made for the demanding consumer appliance market. This is viewed as a high-growth area over the next two years. In addition to individual room purification units, whole-home systems are emerging as a developing market for these products. Development of next-generation air filtration products continues for clean-room and other high-efficiency applications.

    The Company's effective tax rate for 1998 decreased to 33.3 percent from
37.6 percent in the first quarter of 1997. The effective tax rate has been adjusted to reflect current conditions affecting Lydall's tax position.

    Lydall, Inc. desires to take advantage of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. In addition to economic conditions and market trends, the Company considered the following market circumstances in determining any forward-looking statements made in this report.

    A Major Downturn of the U.S. Automotive Market. Although Lydall's automotive sales are not solely contingent on the strength of the automotive market, a significant downturn of the U.S. automotive industry could have a substantial impact on Lydall's results. The Company can also be affected when automotive manufacturers discontinue production of specific models that contain Lydall's products, as happened at Ford in mid-1997. On the other hand, Lydall benefits from the introduction of new models. Twenty-six percent of Lydall's total sales in 1997 were to the U.S. automotive market, excluding aftermarket sales. Lydall's primary automotive products are thermal barriers and heat shields employed both inside and outside of vehicles. Most of Lydall's products are supplied to meet unique, niche applications. There is no direct correlation between the number of Lydall parts on a vehicle and the number of units built, as with tires or steering wheels for example. Slight fluctuations in U.S. automotive

                         LYDALL, INC. AND SUBSIDIARIES
production have relatively little effect on Lydall's business; however, a major downward shift could prevent Lydall from achieving its projected results.

    A Significant change in the Number of Clean Rooms Being Built. Lydall's high-efficiency air filtration business is linked to the fabrication of clean rooms around the world. In 1995 and early 1996, the demand for these air filtration materials was the strongest the Company had ever seen. Since then the demand curve has leveled. This slowdown was related primarily to the semiconductor industry. The Company estimates that about one-third of its total high-efficiency air filtration sales are to semiconductor related clean rooms. Various independent industry published forecasts project excellent long-term growth for clean-room fabrications in general. Lydall relies on these forecasts, feedback from its filtration customers, and other market intelligence sources for forward-looking information. Lydall's outlook is based in part on the renewed strength of this market; however, if a significant market decline were to occur, it would have a negative impact on Lydall's results.

    Raw-Material Pricing and Supply. Raw-material pricing and supply issues affect all of Lydall's businesses and can influence results in the short term. Pricing fluctuations, however, particularly impact the Company's materials-handling business. These products are made from laminated virgin kraft paperboard, also known as linerboard. In 1995, costs of linerboard were extremely high, and Lydall, in turn, raised prices, partially accounting for the higher than average sales growth in that year. In 1996, as raw-material costs declined, Lydall reduced prices. Linerboard prices began to rise slightly in mid-1997, and Lydall instituted a price increase on its products in the third quarter of the year. The materials-handling business is unique for Lydall because it is the one area where the market pushes for price reductions that directly track decreases in raw materials and accepts price increases in the face of higher raw-material costs. Thus, significant changes in the pricing of linerboard directly affect this portion of Lydall's business.

LIQUIDITY AND CAPITAL RESOURCES

    Lydall generated operating cash flow (earnings before taxes, interest expense and investment income or expenses plus depreciation and amortization) of $7.7 million in the first quarter of 1998 compared to $11.3 million in the first quarter of 1997. At March 31, 1998, cash, cash equivalents and short-term investments were $8.3 million compared with $12.8 million at December 31, 1997. The reduction resulted primarily from the acquisition of CharterMed, Inc. by a separate corporate entity, Charter Medical, Ltd. for $7.3 million of which $6.6 million was cash and the remainder a note for $720 thousand, payable through 1999. During the quarter the Company also purchased 119,800 shares of Lydall Common Stock for $2.3 million and continued capital expenditures. Working capital was $35.0 million compared with $39.2 million at the end of last year.

    During the month of April 1998, the Company acquired ETSI for $9.3 million in cash, repaid $2.2 million of long term debt, made the semiannual interest payment on the debt, and funded quarterly federal and state income tax and pension payments. The Company expects to finance its day to day operating needs and the purchase of Lydall Common Stock from accumulated cash, sales of short term investments, cash from operations and short-term lines of credit.

    Lydall has proactively addressed the year 2000 issue by evaluating and selecting enterprisewide software and hardware that will provide the Company with a competitive information technology platform to last well into the next decade. This program is referred to as "Lydall 2000". Lydall expects to complete implementation of new systems within the next two years and to avoid any disruption of operations. The Company is assessing the impact of Year 2000 compliance by its suppliers and customers and the potential affect, if any, on the Company's operations.

                         LYDALL, INC. AND SUBSIDIARIES

    Capital expenditures for Lydall 2000 amounted to $378 thousand for the first quarter of 1998. Including additional implementation costs to be expended in 1998 and 1999, total capital outlays for Lydall 2000 are expected to be at least $9 million. These additional expenditures in 1998 and 1999 will have a minimal effect on Lydall's liquidity and capital resources.

    Lydall continues to actively seek strategic acquisitions and to reinvest in the Company with the primary focus on the ongoing comprehensive quality program.

ACCOUNTING STANDARDS

    The Company will adopt Statement of Financial Accounting Standards No. 131, and No. 132, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131"), and "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS 132"), both of which are effective for fiscal years beginning after December 15, 1997.

    SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. SFAS 131 is based on the management approach to segment reporting and includes requirements to report selected segment information quarterly and to include entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenues. The Company currently reports under one segment and is evaluating the impact of the disclosure requirements. SFAS 131 may require Lydall to disclose more than one segment. The Company will adopt SFAS 131 effective for the year ending December 31, 1998. There will be no effect on the Company's consolidated financial position, results of operations, comprehensive income, or cash flows.

    SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. The Company will adopt SFAS 132 effective for the year ending December 31, 1998. There will be no effect on the Company's consolidated financial position, results of operations, comprehensive income, or cash flows.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a) Exhibits

        10.1--Asset Purchase Agreement between Lydall Central, Inc. and Engineered Thermal Systems, Inc. filed herewith. The registrant shall furnish copies of exhibits to the Asset Purchase Agreement upon the request of the Commission.

        27.1--Financial Data Schedule, filed herewith.

    (b) Reports on Form 8-K

        The Company did not file any reports on Form 8-K during the three months ended March 31, 1998.

                                   SIGNATURE

    PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED THEREUNTO DULY AUTHORIZED.

                     LYDALL, INC.
                     (Registrant)

                     By              /s/ JOHN E. HANLEY
                           --------------------------------------
                                       JOHN E. HANLEY
                           VICE PRESIDENT--FINANCE AND TREASURER
                            (PRINCIPAL ACCOUNTING AND FINANCIAL
                                          OFFICER)

May 7, 1998

LYDALL, INC.

                                   Index to Exhibits

EXHIBIT
NO.
--------

  10.1      Assets Purchase Agreement between Lydall Central, Inc. and
              Engineered Thermal Systems, Inc.

  27.1      Financial Data Schedule.