Form 10-Q
period 1998-06-30
LYDALL INC /DE/
filed 1998-08-12
CIK 60977

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[ X ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
      EXCHANGE ACT OF 1934

For the quarterly period ended               June 30, 1998
                               -------------------------------------------------

                                       OR

[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
       EXCHANGE  ACT OF 1934

For the transition period from                  to
                               -------------------------------------------------


Commission file number                        1-7665
                       ---------------------------------------------------------


                              Lydall, Inc.
--------------------------------------------------------------------------------

         (Exact name of registrant as specified in its charter)

             Delaware                                  06-0865505
--------------------------------------------------------------------------------
   (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                   Identification No.)

    One Colonial Rd, P.O. B. 151, Manchester, Connecticut 06045-0151
--------------------------------------------------------------------------------
         (Address principal executive offices)          (Zip Code)

                                 (860) 646-1233
--------------------------------------------------------------------------------
        (Registrant's telephone number, including area code)

                                      None
--------------------------------------------------------------------------------
(Former name, former address and former fiscal year, if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

         Common stock  $.10 par value per share.
         Total shares outstanding August 7, 1998     15,694,397

                                  LYDALL, INC.

                                      INDEX

                                                                          Page No.
                                                                          --------

Part I. Financial Information

        Item 1. Financial Statements

               Consolidated Condensed Balance Sheets                          3

               Consolidated Condensed Statements of Net Income and
               Comprehensive Income                                         4-5

               Consolidated Condensed Statements of Cash Flows              6-7

               Notes to Consolidated Condensed Financial Statements        8-11

        Item 2. Management's Discussion and Analysis of Financial
                Condition  and Results of Operations                      11-12

        Item 3. Quantitative and Qualitative Disclosures about
                Market Risk                                                  12

Part II.   Other Information

        Item 4.   Submission of Matters to a Vote of Security Holders        13

        Item 6.   Exhibits and Reports on Form 8-K                           13

Signature                                                                    14


Part I.  FINANCIAL INFORMATION
         Item 1.    Financial Statements

                         LYDALL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)


                                                  June 30,     December 31,
                                                    1998          1997
                                                 -----------  -------------
              ASSETS                             (Unaudited)

Current assets:
  Cash and cash equivalents                      $   3,911    $   8,891
  Short-term investments                             3,838        3,873
  Accounts receivable, net                          35,053       32,203
  Inventories:
    Finished goods                                   8,638        6,243
    Work in progress                                 3,903        2,867
    Raw materials                                    8,726        7,600
    LIFO reserve                                    (1,154)      (1,172)
                                                    ------       ------
Total inventories                                   20,113       15,538
Taxes receivable                                      --          2,032
Prepaid expenses                                     1,876        1,314
Deferred tax assets                                  3,583        3,586
                                                    ------       ------
    Total current assets                            68,374       67,437

Property, plant and equipment, at cost             135,613      125,622
Less accumulated depreciation                      (59,267)     (56,762)
                                                   -------      -------
                                                    76,346       68,860

Other assets, at cost, less amortization            31,953       23,827
                                                    ------       ------

  Total assets                                   $ 176,673    $ 160,124
                                                 ---------    ---------
                                                 ---------    ---------

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Current portion of long-term debt              $   3,090    $   2,950
  Short-term borrowings                             16,447         --
  Accounts payable                                  18,101       13,342
  Accrued taxes                                      1,185        1,030
  Accrued payroll and other compensation             3,123        4,856
  Other accrued liabilities                          5,839        6,056
                                                     -----        -----
    Total current liabilities                       47,785       28,234

Long-term debt                                         240        2,100
Deferred tax liabilities                            12,575       12,979
Other long-term liabilities                          3,468        3,781
Contingencies                                         --           --

Stockholders' equity:
  Preferred stock                                     --           --
  Common stock                                       2,159        2,143
  Capital in excess of par value                    37,147       36,510
  Accumulated other comprehensive income              (664)        (164)
  Retained earnings                                132,508      125,108
                                                   -------      -------

                                                   171,150      163,597

Less: treasury stock, at cost                      (58,545)    (50,567)
                                                   -------     -------
  Total stockholders' equity                       112,605      113,030
                                                   -------      -------
Total liabilities and stockholders' equity       $ 176,673    $ 160,124
                                                 ---------    ---------
                                                 ---------    ---------


     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES
    CONSOLIDATED CONDENSED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
                      (In Thousands Except Per-Share Data)


                                                                       Three Months Ended
                                                                            June 30,
                                                                       ------------------
                                                                         1998        1997
                                                                       --------   -------
                                                                           (Unaudited)


Net sales                                                               $ 59,244    $ 64,019

Cost of sales                                                             41,696      43,983
                                                                        --------    --------
Gross margin                                                              17,548      20,036

Selling, product development and administrative expenses                  11,913      11,182
                                                                        --------    --------

Operating income                                                           5,635       8,854

Other (income) expense:

  Investment income                                                          (76)       (554)
  Interest expense                                                           196         119
  Other                                                                     (321)        101
                                                                        --------    --------
                                                                            (201)       (334)
                                                                        --------    --------
Income before income taxes                                                 5,836       9,188

Income tax expense                                                         1,985       3,472
                                                                        --------    --------
Net income                                                              $  3,851    $  5,716
                                                                        --------    --------
                                                                        --------    --------
Basic earnings per common share                                         $    .24    $    .34
                                                                        --------    --------
                                                                        --------    --------
Weighted average common stock outstanding                                 15,997      16,713
                                                                        --------    --------
                                                                        --------    --------
Diluted earnings per common share                                       $    .24    $    .33
                                                                        --------    --------
                                                                        --------    --------
Weighted average common stock and equivalents outstanding                 16,363      17,305
                                                                        --------    --------
                                                                        --------    --------

Net income                                                              $  3,851    $  5,716
                                                                        --------    --------
Other comprehensive income, before tax:

Foreign currency translation adjustments                                     272        (581)
Unrealized gain (loss) on securities                                        (425)        180
                                                                        --------    --------
Other comprehensive income, before tax                                      (153)       (401)
Income tax benefit related to items of other comprehensive income             54         140
                                                                        --------    --------
Other comprehensive income, net of tax                                       (99)       (261)
                                                                        --------    --------
Comprehensive income                                                    $  3,752    $  5,455
                                                                        --------    --------
                                                                        --------    --------


     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES
    CONSOLIDATED CONDENSED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
                      (In Thousands Except Per-Share Data)


                                                                                                      Six Months Ended
                                                                                                         June 30,
                                                                                                  ----------------------
                                                                                                     1998         1997
                                                                                                  ---------    ---------
                                                                                                       (Unaudited)
Net sales                                                                                         $ 115,786    $ 125,990

Cost of sales                                                                                        82,222       86,691
                                                                                                  ---------    ---------
Gross margin                                                                                         33,564       39,299

Selling, product development and administrative expenses                                             22,650       21,678
                                                                                                  ---------    ---------

Operating income                                                                                     10,914       17,621

Other (income) expense:

  Investment income                                                                                    (400)        (919)
  Interest expense                                                                                      285          277
  Other                                                                                                (132)          58
                                                                                                  ---------    ---------
                                                                                                       (247)        (584)
                                                                                                  ---------    ---------
Income before income taxes                                                                           11,161       18,205

Income tax expense                                                                                    3,761        6,864
                                                                                                  ---------    ---------
Net income                                                                                        $   7,400    $  11,341
                                                                                                  ---------    ---------
                                                                                                  ---------    ---------
Basic earnings per common share                                                                   $     .46    $     .67
                                                                                                  ---------    ---------
                                                                                                  ---------    ---------
Weighted average common stock outstanding                                                            16,020       16,882
                                                                                                  ---------    ---------
Diluted earnings per common share                                                                 $     .45    $     .65
                                                                                                  ---------    ---------
                                                                                                  ---------    ---------
Weighted average common stock and equivalents outstanding                                            16,434       17,561
                                                                                                  ---------    ---------
                                                                                                  ---------    ---------

Net income                                                                                        $   7,400    $  11,341
                                                                                                  ---------    ---------
Other comprehensive income, before tax:

  Foreign currency translation adjustments                                                             (108)      (1,778)
  Unrealized loss on securities                                                                        (662)         (63)
                                                                                                  ---------    ---------
Other comprehensive income, before tax                                                                 (770)      (1,841)
Income tax benefit related to items of other comprehensive income                                       270          644
                                                                                                  ---------    ---------
Other comprehensive income, net of tax                                                                 (500)      (1,197)
                                                                                                  ---------    ---------
Comprehensive income                                                                              $   6,900    $  10,144
                                                                                                  ---------    ---------
                                                                                                  ---------    ---------



     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                                            -----------------
                                                                                            1998        1997
                                                                                            -----------------
                                                                                               (Unaudited)
Cash flows from operating activities:
Net income                                                                               $  7,400    $ 11,341
Adjustments to reconcile net income to net cash provided by operating activities:
  Depreciation                                                                              4,471       4,098
  Amortization                                                                                967         876
  Changes in operating assets and liabilities excluding effects from acquisitions:
    Accounts receivable                                                                       229        (564)
    Taxes receivable                                                                        2,032        --
    Inventories                                                                            (2,632)     (1,234)
    Other assets                                                                              402        (734)
    Accounts payable                                                                        3,221       2,182
    Accrued taxes                                                                             152        (861)
    Accrued payroll and other compensation                                                 (1,772)     (2,125)
    Deferred income taxes                                                                    (381)        185
    Other long-term liabilities                                                              (306)        212
    Other accrued liabilities                                                                (551)     (1,244)
                                                                                          --------    --------
  Total adjustments                                                                         5,832         791
                                                                                          --------    --------

Net cash provided by operating activities                                                  13,232      12,132
                                                                                          --------    --------

Cash flows from investing activities:
  Acquisitions                                                                            (16,269)        (75)
  Additions of property, plant, and equipment                                              (8,482)    (10,312)
  Purchase of investments, net                                                               (395)     (3,320)
  Disposals of property, plant, and equipment, net                                            310          64
                                                                                          --------    --------
Net cash used for investing activities                                                    (24,836)    (13,643)

Cash flows from financing activities:
  Long-term debt payments                                                                  (2,494)     (3,950)
  Proceeds from short-term borrowings                                                      28,208        --
  Payments of short-term borrowings                                                       (11,761)       --
  Payment of current note payable                                                            --        (8,000)
  Issuance of common stock                                                                    653       1,665
  Acquisition of common stock                                                              (7,978)    (14,475)
                                                                                          --------    --------
Net cash provided by (used for) financing activities                                        6,628     (24,760)
                                                                                          --------    --------
Effect of exchange rate changes on cash                                                        (4)       (103)
                                                                                          --------    --------
Decrease in cash and cash equivalents                                                      (4,980)    (26,374)

Cash and cash equivalents at beginning of period                                            8,891      38,226
                                                                                          --------    --------
Cash and cash equivalents at end of period                                               $  3,911    $ 11,852
                                                                                          --------    --------
                                                                                          --------    --------
Supplemental Schedule of Cash Flow Information:

Cash paid during the period for:
  Interest                                                                               $    311    $    484
  Income taxes                                                                              2,243       8,042


                          LYDALL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)


                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                                            -----------------
                                                                                            1998        1997
                                                                                            -----------------
                                                                                               (Unaudited)
Non-cash transactions:
Unrealized gains/losses on available-for-sale securities                                      430          41
Reduction of payable for acquired operations                                                    -          24
Reclassification between short and long term assets                                           904           -




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


                                             For the Quarter Ended                                For the Quarter Ended
                                                 June 30, 1998                                        June 30, 1997
                                                 (unaudited)                                          (unaudited)
                                 Net                                                  Net
                                 Income            Shares           Per-Share         Income           Shares           Per-Share
                                 ($000's)          (000's)          Amount            ($000's)         (000's)           Amount
----------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share          $3,851           15,997            $0.24             $5,716           16,713            $0.34

Effect of dilutive securities
 stock options                                        366                                                  592
                                                   --------                                             -------
Diluted earnings per share        $3,851           16,363            $0.24             $5,716           17,305            $0.33
                                  -------          -------          -------           -------           -------          -------
                                  -------          -------          -------           -------           -------          -------




                                             For the Six Months Ended                             For the Six Months Ended
                                                 June 30, 1998                                        June 30, 1997
                                                 (undaudited)                                         (unaudited)
                                 Net                                                  Net
                                 Income            Shares           Per-Share         Income           Shares           Per-Share
                                 ($000's)          (000's)          Amount            ($000's)         (000's)           Amount
----------------------------------------------------------------------------------------------------------------------------------
Basic earnings per share         $7,400            16,020            $0.46            $11,341           16,882            $0.67
Effect of dilutive securities
 stock options                                        414                                                  679
                                                  ---------                                             --------

Diluted earnings per share       $7,400            16,434            $0.45            $11,341           17,561            $0.65
                                 -------          -------          -------           -------           -------          -------
                                 -------          -------          -------           -------           -------          -------


     Options to purchase 468,879 shares and 302,321 shares of Lydall Common Stock for the year-to-date June 30, 1998 and 1997 respectively, as well as 661,953 shares and 302,321 shares for the quarter ended June 30, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share. These options were excluded because the average exercise price was greater than the average market price of the Common Stock for each respective period.

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

5. Effective July 29, 1998 Lydall increased amounts available under line of credit arrangements to over $35 million. Lydall primarily pays interest at the lower of prime or money market rates and compensates its banks for services on a fee basis.

6. Early in 1998, a Lydall subsidiary funded the capitalization of Charter Medical Ltd. On February 6, 1998, this separate corporate entity acquired CharterMed, Inc., a privately held company located in Lakewood, New Jersey, for $6.6 million in cash and a note for $720 thousand, payable through 1999. CharterMed is a growing and profitable manufacturer of proprietary medical devices serving applications such as biotech and pharmaceutical packaging, blood bank and transfusion services, neonatal intensive care, operating room/perfusion, and stem cell processing and freezing. The results of the CharterMed Operation since the date of acquisition have been included in the Company's consolidated results. The proforma effect on the Company's results of operations for the quarter and year-to-date ended June 30, 1997 and 1998, had the acquisition occurred at the beginning of the respective periods, is not material.

7. On April 18, 1998, a subsidiary of Lydall acquired Engineered Thermal Systems, Inc. ("ETSI"), a producer of automotive thermal and acoustical components for $9.2 million. This acquisition, which will operate as the St. Johnsbury Operation of Lydall Westex, complements the Company's extensive automotive thermal barrier business. The results of the St. Johnsbury Operation have been included in the Company's consolidated results since the date of acquisition. The proforma effect on the Company's results of operations for the quarter and year-to-date ended June 30, 1997 and 1998, had the acquisition occurred at the beginning of the respective periods, is not material.

8. The Company will adopt Statement of Financial Accounting Standards No. 131, and No. 132, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"), and "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS 132"), both of which are effective for fiscal years beginning after December 15, 1997.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

For the second quarter of 1998, sales were $59.2 million compared with $64.0 million for the second quarter of 1997. Net income was $3.9 million compared with $5.7 million, and diluted earnings per share were $.24 compared with $.33 in the second quarter of 1997. Gross margin for the second quarter of 1998 was $17.5 million, or 29.6 percent of sales, compared with $20.0 million, or 31.3 percent of sales, for the second quarter of 1997. After-tax return on sales was
6.5 percent for the second quarter of 1998 compared with 8.9 percent for the same quarter of 1997.

Sales for the six months ended June 30, 1998 were $115.8 million compared with $126.0 million for the same period in 1997. Net income was $7.4 million compared with $11.3 million, and diluted earnings per share were $.45 compared with $.65 for the first half of 1997. Gross margin was $33.6 million, or 29.0 percent of sales, for the six months ended June 30, 1998, and the after-tax return on sales was 6.4 percent. For the six-month period ended June 30, 1997, gross margin was $39.3 million, or 31.2 percent of sales, and the after-tax return on sales was
9.0 percent.

Selling, product development and administrative expenses (SG&A) amounted to $11.9 million and $11.2 million for the second quarter of 1998 and 1997, respectively. On a year-to-date basis, SG&A amounted to $22.7 million and $ 21.7 million for 1998 and 1997, respectively. A large portion of the increase in the quarter and year-to-date related to two recent acquisitions, including amortization of acquisition costs, and continued higher levels of product development spending.

In the second quarter of 1998, as well as year to date, investment income decreased as compared to the respective periods of the previous year due to a decrease in investment holdings which correspondingly produced lower returns. Interest expense in the second quarter of 1998 increased significantly compared to the second quarter of 1997 due to borrowings on a short-term line of credit during the quarter. Year to date interest was relatively flat compared to 1997 year to date as decreases in the debt levels which reduced interest expense were offset by the increase in interest expense related to the line of credit. Other income for the second quarter of 1998 as well as year to date 1998 increased from 1997 levels due to the elimination of an environmental reserve which, based upon the result of a recent environmental study at the site, was determined to no longer be necessary. Dispositions and write-offs of fixed assets were the other major contributor to the changes in other income.

As anticipated, second quarter 1998 results were slightly better than the first quarter of 1998 but below the same period last year. The Company believes the second half of the year will be better than the first half. It is expected that performance in the fourth quarter will be improved by the addition of new-product sales in filtration and thermal, particularly to the automotive market. Lydall also expects to begin to see the benefits from intensive efforts directed at operating margin improvements initiated during the year.

The continuing evaluation of the Company's long-term strategy has reinforced an emphasis on two core businesses -- thermal and filtration. The goal is to return to double-digit long-term growth rates primarily through acquisition and new product development in core markets. The expectation is that these two businesses, which today represent 61 percent of total sales, will account for closer to 75 percent within a two to four year horizon.

High-efficiency air filtration media used in clean room filtration systems did not show any significant improvement in the second quarter. Slower sales growth continues to relate to a depressed semiconductor market and resulting postponements of clean-room fabrications. Filtration sales in the second quarter just ended were about even with the second quarter of 1997 and slightly better than the first quarter of 1998. Second quarter sales, bolstered by sales to home air purification and biomedical applications, accounted for about 25 percent of total sales. The long-term outlook for these businesses is positive.

Future air filtration growth is expected from product extensions like the home air purification application; process technology expansion such as the addition of the melt-blown line installed recently; product innovations addressing the industry's evolving needs like a higher alpha media; and acquisitions.

The integration of CharterMed, Inc., which was acquired in February of this year, is going well. This acquisition was combined with Lydall's previously existing blood filtration business into a separate entity, Charter Medical, Ltd., which operates as a second tier Lydall subsidiary. In addition to supplementing Lydall's blood filtration products, this acquisition extends the product line to include flexible, disposable containers for bio-pharmaceutical fluid processing and specialty disposable containers used in medical procedures and drug delivery.

Sales of thermal barrier products accounted for about 36 percent of total 1998 second quarter sales. Thermal business was down by about 7 percent from the same quarter last year but up 12 percent from the first quarter of 1998, reflecting the acquisition of ETSI in April. The strike at GM did have a negative effect on sales of thermal barrier products during the second quarter of 1998.

In addition, there are a number of programs in the development pipeline for automotive applications, a number of new-product launches are forecast toward the end of the year. Initial reception of the Zero-Clearance concept, the polyshield line, and stand-alone shields has been very positive. Also, expansion by acquisition of automotive thermal companies is a major focus of corporate development efforts.

Sales of materials handling products were down compared with the same quarter last year and about even with the first quarter of 1998. Materials handling sales accounted for 13 percent of total 1998 second-quarter sales.

The Company's effective tax rate for the second quarter of 1998 was 34.0 percent and 33.7 percent year-to-date. This compares to 37.8 percent for the second quarter and year-to-date in 1997. The effective tax rate was adjusted in 1998 to reflect current conditions affecting Lydall's tax position.

Lydall, Inc. desires to take advantage of the "Safe Harbor" Provisions of the Private Securities Litigation Reform Act of 1995. In addition to economic conditions and market trends, the Company considered the following market circumstances in determining any forward-looking statements made in this report.

A Major Downturn of the U.S. Automotive Market. Although Lydall's automotive sales are not solely contingent on the strength of the automotive market, a significant downturn of the U.S. automotive industry could have a substantial impact on Lydall's results. The Company can also be affected when automotive manufacturers discontinue production of specific models that contain Lydall's products, as happened at Ford in mid-1997. On the other hand, Lydall benefits from the introduction of new models. Twenty-six percent of Lydall's total sales in 1997 were to the U.S. automotive market, excluding aftermarket sales. Lydall's primary automotive products are thermal barriers and heat shields employed both inside and outside of vehicles. Most of Lydall's products are supplied to meet unique, niche applications. There is not a direct correlation between the number of Lydall parts on a vehicle and the number of units built, as with tires or steering wheels for example. Slight fluctuations in U.S. automotive production have relatively little effect on Lydall's business; however, a major downward shift could prevent Lydall from achieving its projected results.

A Significant change in the Number of Clean Rooms Being Built. Lydall's high-efficiency air filtration business is linked to the fabrication of clean rooms around the world. In 1995 and early 1996, the demand for these air filtration materials was the strongest the Company had ever experienced. Since then the demand curve has leveled. This slowdown was related primarily to the semiconductor industry. The Company estimates that about one-third of its total high-efficiency air filtration sales are to semiconductor related clean rooms. Various independent industry published forecasts project excellent long-term growth for clean-room fabrications in general. Lydall relies on these forecasts, feedback from its filtration customers, and other market intelligence sources for forward-looking information. Lydall's outlook is based in part on the renewed strength of this market; however, if a significant market decline were to continue, it would have a negative impact on Lydall's results.

Raw-Material Pricing and Supply. Raw-material pricing and supply issues affect all of Lydall's businesses and can influence results in the short term. Pricing fluctuations, however, particularly impact the Company's materials-handling business. These products are made from laminated virgin kraft paperboard, also known as linerboard. In 1995, costs of linerboard were extremely high, and Lydall, in turn, raised prices, partially accounting for the higher than average sales growth in that year. In 1996, as raw-material costs declined, Lydall reduced prices. Linerboard prices began to rise slightly in mid-1997, and Lydall instituted a price increase on its products in the third quarter of the year. The materials-handling business is unique for Lydall because it is the one area where the market pushes for price reductions that directly track decreases in raw materials and accepts price increases in the face of high raw-material costs. Thus, significant changes in the pricing of linerboard directly affect this portion of Lydall's business.

New product Introductions. Improved performance and growth is partially linked to new-product introductions planned for the future. The timing and degree of success of new product programs impact Lydall's projected results.

Liquidity and Capital Resources

At June 30, 1998, cash, cash equivalents and short-term investments were $7.7 million compared with $12.8 million at December 31, 1997. Uses of cash year-to-date included $16.3 million for two acquisitions and $8.0 million to acquire 466,400 shares of Lydall stock. Working capital was $20.6 million at June 30, 1998, compared with $39.2 million at the end of last year. Short-term borrowings at June 30, 1998 were $16.4 million

At the end of July, 1998 the Company increased the amounts available under line of credit arrangements to over $35 million. The Company expects to continue to finance both its day to day operating needs and the purchase of Lydall Common Stock from accumulated cash, sales of short-term investments, cash from operations and short-term lines of credit.

Lydall continues to progress on the Lydall 2000 program, an enterprisewide software and hardware information technology platform. Lydall expects to complete implementation of the new systems and avoid any disruption of operations. The Company is assessing the impact of Year 2000 compliance by its suppliers and customers and the potential effect, if any, on the Company's operations. Total capital outlays for Lydall 2000 will exceed $9 million. These additional expenditures in 1998 and 1999 will have minimal effect on Lydall's liquidity and capital resources.

Lydall continues to actively seek strategic acquisitions and to reinvest in capital projects, which focus on the ongoing comprehensive quality program.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

Part II. OTHER INFORMATION

Item 4 Submission of Matters to a Vote of Security Holders

The Company's Annual Meeting of Stockholders was held on May 13, 1998. Stockholders elected ten Directors to serve for one-year terms, until the next Annual Meeting to be held in 1999.

1.) Election of Nominees to the Board of Directors


                                                  For                            Withheld
                                                  ---                            --------
Lee Asseo                                      14,521,485                         255,967

Samuel P. Cooley                               14,532,126                         245,326

W. Leslie Duffy                                14,393,632                         383,820

Leonard Jaskol                                 14,535,541                         241,911

Joel Schiavone                                 14,540,436                         237,016

Christopher R. Skomorowski                     14,544,778                         232,674

Elliott F. Whitely                             14,544,804                         232,648

Roger M. Widmann                               14,544,804                         232,648

Albert E. Wolf                                 14,543,886                         233,566

John J. Worthington                            14,544,804                         232,648



Item 6. Exhibits and Reports on Form 8-K

        a.    Exhibits

              27.1 - Financial Data Schedule, filed herewith

        b.    Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended June 30, 1998.

SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                  LYDALL, INC.
                                  (Registrant)




August 7, 1998                    By /s/ John E. Hanley
                                    -------------------------------------
                                    John E. Hanley
                                    Vice President, Finance and Treasurer
                                    (Principal Accounting and Financial Officer)