Form 10-Q
period 1998-09-30
LYDALL INC /DE/
filed 1998-11-13
CIK 60977

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended             September 30 , 1998
                              -------------------------------------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

For the transition period from                     to
                              -------------------------------------------------

Commission file number                  1-7665
                      ----------------------------------------------------------

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
Yes   X   No
     ---      ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common stock  $.10 par value per share.
      Total shares outstanding November 6, 1998        15,647,093

                                  LYDALL, INC.

                                      INDEX

Part I.  Financial Information                                         Page No.
                                                                       --------
      Item 1. Financial Statements

              Consolidated Condensed Balance Sheets                       3

              Consolidated Condensed Statements of Net Income and
              Comprehensive Income                                    4   -   5

              Consolidated Condensed Statements of Cash Flows         6   -   7

              Notes to Consolidated Condensed Financial Statements    8   -  10

      Item 2. Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    10   -  13

      Item 3. Quantitative and Qualitative Disclosures about
              Market Risk                                                13

Part II.  Other Information

      Item 1. Legal Proceedings                                          13

      Item 6. Exhibits and Reports on Form 8-K                           13

Signature                                                                14

Part I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements

                          LYDALL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                                September 30,  December 31,
                                                                    1998           1997
                                                                    ----           ----
                            ASSETS                              (Unaudited)
Current assets:
     Cash and cash equivalents                                    $  1,490       $  8,891
     Short-term investments                                          3,359          3,873
     Accounts receivable, net                                       34,851         32,203
     Inventories:
          Finished goods                                             7,903          6,243
          Work in progress                                           4,761          2,867
          Raw materials                                              8,708          7,600
          LIFO reserve                                              (1,166)        (1,172)
                                                                  --------       --------
     Total inventories                                              20,206         15,538
     Taxes receivable                                                   --          2,032
     Prepaid expenses                                                1,366          1,314
     Deferred tax assets                                             3,612          3,586
                                                                  --------       --------
          Total current assets                                      64,884         67,437

Property, plant and equipment, at cost                             140,678        125,622
Less accumulated depreciation                                      (61,386)       (56,762)
                                                                  --------       --------
                                                                    79,292         68,860

Other assets, at cost, less amortization                            33,486         23,827
                                                                  --------       --------
     Total assets                                                 $177,662       $160,124
                                                                  ========       ========

             LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                            $  2,340       $  2,950
     Short-term borrowings                                          18,813             --
     Accounts payable                                               16,975         13,342
     Accrued taxes                                                     991          1,030
     Accrued payroll and other compensation                          2,541          4,856
     Other accrued liabilities                                       5,379          6,056
                                                                  --------       --------
          Total current liabilities                                 47,039         28,234

Long-term debt                                                         240          2,100
Deferred tax liabilities                                            12,531         12,979
Other long-term liabilities                                          3,511          3,781
Contingencies

Stockholders' equity:
     Preferred stock                                                    --             --
     Common stock                                                    2,162          2,143
     Capital in excess of par value                                 37,420         36,510
     Accumulated other comprehensive income                           (437)          (164)
     Retained earnings                                             135,662        125,108
                                                                  --------       --------
                                                                   174,807        163,597
     Less:  treasury stock, at cost                                (60,466)       (50,567)
                                                                  --------       --------
          Total stockholders' equity                               114,341        113,030
                                                                  --------       --------
     Total liabilities and stockholders' equity                   $177,662       $160,124
                                                                  ========       ========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          LYDALL, INC. AND SUBSIDIARIES
    CONSOLIDATED CONDENSED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
                      (In Thousands Except Per-Share Data)

                                                                     Three Months Ended
                                                                        September 30,
                                                               -----------------------------
                                                                     1998          1997
                                                                         (Unaudited)

Net sales                                                         $ 56,495       $ 59,377

Cost of sales                                                       40,166         40,504
                                                                  --------       --------

Gross margin                                                        16,329         18,873

Selling, product development and administrative expenses            11,353         10,888
                                                                  --------       --------

Operating income                                                     4,976          7,985

Other (income) expense:

     Investment income                                                (130)          (442)
     Interest expense                                                  262             83
     Other                                                              48           (219)
                                                                  --------       --------
                                                                       180           (578)
                                                                  --------       --------

Income before income taxes                                           4,796          8,563

Income tax expense                                                   1,642          3,048
                                                                  --------       --------

Net income                                                        $  3,154       $  5,515
                                                                  ========       ========

Basic earnings per common share
                                                                  $    .20       $    .33
                                                                  ========       ========

Weighted average common stock outstanding                           15,688         16,661
                                                                  ========       ========

Diluted earnings per common share
                                                                  $    .20       $    .32
                                                                  ========       ========

Weighted average common stock and equivalents outstanding           15,941         17,273
                                                                  ========       ========

Net income                                                        $  3,154       $  5,515
                                                                  --------       --------
Other comprehensive income, before tax:

     Foreign currency translation adjustments                        1,085            (88)
     Unrealized (loss) gain on securities                             (735)           131
                                                                  --------       --------

Other comprehensive income, before tax                                 350             43
Income tax expense related to items of other comprehensive
  income                                                              (122)           (15)
                                                                  --------       --------
Other comprehensive income, net of tax                                 228             28
                                                                  --------       --------
Comprehensive income                                               $ 3,382       $  5,543
                                                                  ========       ========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          LYDALL, INC. AND SUBSIDIARIES
    CONSOLIDATED CONDENSED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
                      (In Thousands Except Per-Share Data)

                                                                    Nine Months Ended
                                                                      September 30,
                                                               -----------------------------
                                                                    1998           1997
                                                                         (Unaudited)
Net sales                                                        $ 172,281      $ 185,367

Cost of sales                                                      122,388        127,195
                                                                 ---------      ---------

Gross margin                                                        49,893         58,172

Selling, product development and administrative expenses            34,003         32,566
                                                                 ---------      ---------

Operating income                                                    15,890         25,606

Other (income) expense:

     Investment income                                                (530)        (1,361)
     Interest expense                                                  547            360
     Other                                                             (84)          (161)
                                                                 ---------      ---------
                                                                       (67)        (1,162)
                                                                 ---------      ---------

Income before income taxes                                          15,957         26,768

Income tax expense                                                   5,403          9,912
                                                                 ---------      ---------

Net income                                                       $  10,554      $  16,856
                                                                 =========      =========

Basic earnings per common share
                                                                 $     .66      $    1.00
                                                                 =========      =========

Weighted average common stock outstanding                           15,908         16,799
                                                                 ---------      ---------

Diluted earnings per common share
                                                                 $     .65      $     .97
                                                                 =========      =========

Weighted average common stock and equivalents outstanding           16,266         17,455
                                                                 =========      =========

Net income                                                       $  10,554      $  16,856
                                                                 ---------      ---------

Other comprehensive income (loss), before tax:

     Foreign currency translation adjustments                          977         (1,866)
     Unrealized (loss) gain on securities                           (1,397)            68
                                                                 ---------      ---------

Other comprehensive income (loss), before tax                         (420)        (1,798)
Income tax benefit related to items of other comprehensive
  income                                                               147            629
                                                                 ---------      ---------
Other comprehensive income, net of tax                                (273)        (1,169)
                                                                 ---------      ---------
Comprehensive income                                              $ 10,281      $  15,687
                                                                 =========      =========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          LYDALL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                     Nine Months Ended
                                                                       September 30,
                                                               -----------------------------
                                                                    1998           1997
                                                                    -------------------
                                                                        (Unaudited)
Cash flows from operating activities:
Net income                                                        $ 10,554       $ 16,856
     Adjustments to reconcile net income to net cash provided
by operating activities:
          Depreciation                                               6,846          6,039
          Amortization                                               1,491          1,317
          Changes in operating assets and liabilities
excluding effects from acquisitions:
               Accounts receivable                                     543         (1,082)
               Taxes receivable                                      2,032             --
               Inventories                                          (2,627)        (1,240)
               Other assets                                           (120)          (574)
               Accounts payable                                      1,894          3,016
               Accrued taxes                                           (85)           (46)
               Accrued payroll and other compensation               (2,377)        (2,538)
               Deferred income taxes                                  (663)          (128)
               Other long-term liabilities                            (296)          (144)
               Other accrued liabilities                            (1,042)        (2,081)
                                                                  --------       --------
          Total adjustments                                          5,596          2,539
                                                                  --------       --------

Net cash provided by operating activities                           16,150         19,395
                                                                  --------       --------

Cash flows from investing activities:
     Acquisitions                                                  (16,889)           (76)
     Additions of property, plant, and equipment                   (13,336)       (14,429)
     Purchase of investments, net                                     (394)        (4,198)
     Disposals of property, plant, and equipment, net                  383            394
                                                                  --------       --------

Net cash used for investing activities                             (30,236)       (18,309)

Cash flows from financing activities:
     Long-term debt payments                                        (3,244)        (3,950)
     Proceeds from short-term borrowings                            56,113             --
     Payments of short-term borrowings                             (37,300)            --
     Payment of current note payable                                    --         (8,000)
     Issuance of common stock                                          929          1,783
     Acquisition of common stock                                    (9,899)       (15,399)
                                                                  --------       --------

Net cash provided by (used for) financing activities                 6,599        (25,566)
                                                                  --------       --------

Effect of exchange rate changes on cash                                 86           (108)
                                                                  --------       --------
Decrease in cash and cash equivalents                               (7,401)       (24,588)

Cash and cash equivalents at beginning of period                     8,891         38,226
                                                                  --------       --------

Cash and cash equivalents at end of period                        $  1,490       $ 13,638
                                                                  ========       ========

Supplemental Schedule of Cash Flow Information:

Cash paid during the period for:
     Interest                                                     $    476       $    640
     Income taxes                                                    4,371         10,767

                          LYDALL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

Non-cash transactions:
     Unrealized gains/losses on available-for-sale securities          908             88
     Reclassification between short and long term assets               904             --

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          LYDALL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying consolidated condensed financial statements include the accounts of Lydall, Inc. and its wholly owned subsidiaries (the "Company"). All financial information is unaudited for interim periods reported. All significant intercompany transactions have been eliminated in the consolidated condensed financial statements. Management believes that all adjustments, which include only normal recurring accruals, necessary to present a fair statement of the financial position and results of the periods have been included. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. Basic earnings per common share are based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are based on net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock options, stock awards and warrants where such effect is dilutive.

                                                For the Quarter Ended                                For the Quarter Ended
                                                 September 30, 1998                                   September 30, 1997
                                                     (unaudited)                                          (unaudited)

                                        Net                                              Net
                                      Income           Shares        Per-Share         Income         Shares         Per-Share
                                      (000's)          (000's)         Amount          (000's)        (000's)          Amount
----------------------------------------------------------------------------------------------------------------------------------

Basic earnings per share               $ 3,154          15,688       $    0.20         $ 5,515        16,661         $   0.33
Effect of dilutive securities
   stock options                                           253              --                           612              .01
                                                        ------       ---------                        ------         --------
Diluted earnings per share             $ 3,154          15,941       $    0.20         $ 5,515        17,273         $   0.32
                                       =======          ======       =========         =======        ======         ========

                                              For the Nine Months Ended                            For the Nine Months Ended
                                                 September 30, 1998                                   September 30, 1997
                                                     (unaudited)                                          (unaudited)

                                        Net                                              Net
                                      Income           Shares        Per-Share         Income         Shares         Per-Share
                                      (000's)          (000's)         Amount          (000's)        (000's)          Amount
----------------------------------------------------------------------------------------------------------------------------------

Basic earnings per share              $ 10,554          15,908       $    0.66        $ 16,856        16,799         $   1.00
Effect of dilutive securities
   stock options                                           358             .01                           656              .03
                                                        ------       ---------                        ------         --------
Diluted earnings per share            $ 10,554          16,266       $    0.65        $ 16,856        17,455         $   0.97
                                      ========          ======       =========        ========        ======         ========

      Options to purchase 630,716 shares and 300,196 shares of Lydall Common Stock for the year-to-date September 30, 1998 and 1997, respectively, as well as 648,716 shares and 300,196 shares for the quarter ended September 30, 1998 and 1997, respectively, were not included in the computation of diluted earnings per share. These options were excluded because the average exercise price was greater than the average market price of the Common Stock for each respective period.

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

4. On March 19, 1996, patent litigation brought by ATD Corporation ("ATD") against Lydall in the U.S. District Court for the Eastern District of Michigan was concluded with the jury finding in favor of Lydall and with all of ATD's claims for damages being denied. A notice of appeal to the U.S. Court of Appeals for the Federal Circuit regarding this litigation was filed by ATD on March 28, 1997. On October 6, 1998, the U.S. Court of Appeals for the Federal Circuit upheld the jury finding of non-infringement in favor of Lydall, with all of ATD's claims for damages being denied. Therefore, there will be no material adverse effect upon the Company's consolidated financial position, results of operations, comprehensive income, or cash flows, relating to this litigation.

5. Effective July 29, 1998 Lydall increased amounts available under line of credit arrangements to over $35 million. Lydall primarily pays interest at the lower of prime or money market rates and compensates its banks for services on a fee basis.

6. Early in 1998, a Lydall subsidiary funded the capitalization of Charter Medical Ltd. On February 6, 1998, this separate corporate entity acquired CharterMed, Inc., a privately held company located in Lakewood, New Jersey, for $6.6 million in cash and a note for $720 thousand, payable through 1999. CharterMed is a growing and profitable manufacturer of proprietary medical devices serving applications such as biotech and pharmaceutical packaging, blood bank and transfusion services, neonatal intensive care, operating room/perfusion, and stem cell processing and freezing. The results of the CharterMed Operation since the date of acquisition have been included in the Company's consolidated results. The proforma effect on the Company's results of operations for the quarter and year-to-date ended September 30, 1997 and 1998, had the acquisition occurred at the beginning of the respective periods, is not material.

7. On April 18, 1998, a subsidiary of Lydall acquired Engineered Thermal Systems, Inc. ("ETSI"), a producer of automotive thermal and acoustical components for $9.2 million. This acquisition, which operates as the St. Johnsbury Operation of Lydall Westex, complements the Company's extensive automotive thermal barrier business. The results of the St. Johnsbury Operation have been included in the Company's consolidated results since the date of acquisition. The proforma effect on the Company's results of operations for the quarter and year-to-date ended September 30, 1997 and 1998, had the acquisition occurred at the beginning of the respective periods, is not material.

8. The Company will adopt Statement of Financial Accounting Standards No. 131, and No. 132, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"), and "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS 132"), both of which are effective for fiscal years beginning after December 15, 1997.

      SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. SFAS 131 is based on the management approach to segment reporting and includes requirements to report selected segment information quarterly and to include entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenues. The Company currently reports under one segment and is evaluating the impact of the disclosure requirements. SFAS 131 may require Lydall to disclose more than one segment. The Company will adopt SFAS 131 effective for the year ending December 31, 1998. There will be no effect on the Company's consolidated financial position, results of operations, comprehensive income, or cash flows as a result of implementing this pronouncement.

      SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. The Company will adopt SFAS 132 effective for the year ending December 31, 1998. There will be no effect on the Company's consolidated financial position, results of operations, comprehensive income, or cash flows as a result of implementing this pronouncement.

      In June of 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at face value. This statement is effective for fiscal years beginning after June 15, 1999. As of September 30, 1998, the Company does not have any derivative instruments. If Lydall continues not to use derivative instruments, there will not be a material effect on the Company's consolidated financial position, results of operations, comprehensive income, or cash flows as a result of implementing this pronouncement.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

For the third quarter of 1998, sales declined to $56.5 million compared with the same period a year ago of $59.4 million. Net income was $3.2 million compared with $5.5 million and diluted earnings per share were $.20 compared with $.32 in the comparable quarter of 1997. Gross margin declined to $16.3 million, or 28.9 percent of sales, from $18.9 million, or 31.8 percent of sales. After-tax return on sales was 5.6 percent for the third quarter of 1998 compared with 9.3 percent for the same quarter of 1997.

For the nine months ended September 30, 1998 sales declined to $172.3 million compared with the same period a year ago of $185.4 million. Net income was $10.6 million compared with $16.9 million, and diluted earnings per share were $.65 compared with $.97 for the first nine months of 1997. Gross margin was $49.9 million, or 29.0 percent of sales, for the nine months ended September 30, 1998, and after-tax return on sales was 6.1 percent. Last year for the same period, gross margin was $58.2 million, or 31.4 percent of sales, and after-tax return on sales was 9.1 percent.

Selling, product development and administrative expenses (SG&A) amounted to $11.4 million and $10.9 million for the third quarter of 1998 and 1997, respectively. On a year-to-date basis, SG&A amounted to $34.0 million and $32.6 million for 1998 and 1997, respectively. The two acquisitions made during 1998 have contributed significantly to an increase in the SG&A costs for the quarter and year-to-date periods. Costs associated with the Lydall 2000 program, Lydall's enterprisewide systems implementation project, have also contributed to the increase in SG&A costs. These additional costs were offset somewhat by reductions of incentive compensation expense.

Investment income in 1998 has decreased year-to-date as well as in the quarter due to a decrease in investment holdings which correspondingly produced lower returns. Interest expense continues to increase over 1997 levels due to the continued borrowing on the short-term line of credit during 1998. The line of credit was not utilized in 1997. For the three months ended September 30, 1998 other expense related to disposals of fixed assets. Other income in the corresponding quarter of 1997 resulted from a reduction of an environmental reserve, which was deemed to be no longer necessary. This reserve was subsequently eliminated during 1998 based upon an updated assessment of the exposure at the site. The reserve elimination along with fixed asset dispositions resulted in income year-to-date for nine months ended September 30, 1998. Other income for the nine months ended September 30, 1997 resulted from the third quarter 1997 reserve reduction, offset by asset dispositions at a loss.

Lower sales and earnings in the third quarter can be attributed to several factors, both external and internal. The strike at General Motors as well as an extended shutdown at Chrysler had an effect. In addition, costs of new product launches to the automotive market were higher than anticipated coupled with customer driven program delays related to these introductions. Lydall also continues to be affected by the depressed semiconductor market and the resulting softness in markets for high-efficiency air filtration media. The Company is operating in a very competitive climate, which is putting pressure on pricing. In addition, the Asian economic crisis is effecting Company performance.

In light of year-to-date financial results and expected fourth-quarter business activity, the Company revised its 1998 forecast of sales to approximately $230 million and diluted earnings per share to about $.80. This assumes the effect of costs associated with realignment of operations in the fourth quarter and certain other nonrecurring charges and events. The total effect on earnings could amount to as much as $.04 or $.05 per share. These actions would be costly in the short-term but have positive long-term effects. These projections are down from the Company's earlier forecast of sales of approximately $245 million and earnings per share of between $1.00 and $1.05.

The Company is introducing several new products in both the thermal and filtration areas. Approvals have been received on many programs in the automotive applications under each of the three new product concepts of Zero-Clearance heat shields, polyshield components, and stand-alone shields. It is anticipated there will be a positive impact from these products as 1999 unfolds.

Development of new medical fluid filtration devices and a Cryo-Pak line used in the preservation of stem cells and cord blood is underway. Also, the introduction of the Bio-Pak, a flexible, disposable container used for bio-pharmaceutical fluid processing and compound preparation, is going well. Expectations for Bio-Pak are to see further progress in 1999 with more of a step-up in 2000. In air filtration, product extensions like the home air purification application, process technology expansion such as the addition of the melt-blown line installed in mid-1998, and product innovations addressing the industry's evolving needs like a next-generation ASHRAE media and low-boron media are expected to be areas of growth.

There does not appear to be any appreciable strengthening of the filtration markets in the short term, however, Lydall remains confident in the long-term opportunities in these markets. There is no apparent immediate relief to price pressures, but tangible benefits are expected in the fourth quarter from intensive cost-reduction efforts implemented earlier in the year. Our price/cost ratio, which is the relationship of the increases or decreases of prices of our products to increases or decreases in costs negotiated with our suppliers, is improving.

The Company's effective tax rate for the third quarter of 1998 was 34.2 percent and 33.9 percent year-to-date. This compares to 35.6 percent and 37.0 percent for the third quarter and year-to-date 1997. The effective rate was adjusted in 1998 to reflect current conditions affecting Lydall's tax position.

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

Year 2000. The estimates and conclusions relating to Lydall 2000 are based on management's best estimates of future events. Risks to completing the plan include the availability of resources, the ability to discover and correct the potential Year 2000 sensitive problems and the ability of third parties to bring their systems into Year 2000 compliance.

Liquidity and Capital Resources

The Company generated operating cash flow of $7.8 million in the third quarter of 1998 bringing year-to-date operating cash flow to $24.3 million. On September 30, 1998, cash, cash equivalents and short-term investments were $4.8 million compared with $12.8 million at year-end 1997. Uses of cash year-to-date included approximately $17 million to acquire CharterMed and Engineered Thermal Systems, $13 million of capital expenditures, and $9.9 million to repurchase 607,700 shares of Lydall stock. Working capital was $17.8 million at September 30, 1998, compared with $39.2 million at the end of last year.

During the quarter ended September 30, 1998, $4.9 million of capital expenditures were made, $750 thousand of debt was paid down and repurchases of stock totaled $1.9 million. Tax payments of $2.1 million were also made during the quarter. As of September 30, 1998, the Company has in excess of $16 million available under line of credit arrangements.

The Company expects to finance its day-to-day operations needs and the purchase of Lydall Common Stock from accumulated cash, sales of short-term investments, cash from operations, and borrowings on short-term lines of credit. Additionally, Lydall continues to actively seek strategic acquisitions.

Year 2000

As many computer systems and other equipment with embedded chips or processors use only two digits to represent the year, they may be unable to process accurately certain data before, during or after the year 2000. As a result, business and governmental entities are at risk of possible miscalculations or systems failures causing disruptions in their business operations. The century dating issue can arise at any point in the Company's supply, manufacturing, processing, distribution, and financial chains.

Lydall has recognized the urgency of updating its information technology systems to improve product quality, process efficiencies, productivity, and to accommodate century dating issues. The Company and each of its operating subsidiaries are in the process of implementing a Year 2000 readiness program with the objective of having all significant systems processing date sensitive transactions properly with respect to the century dating issue. The project, entitled Lydall 2000, has been underway since 1995. Lydall 2000 addresses internal information technology and non-information technology systems as well as an assessment of third parties' Year 2000 readiness.

Information technology systems were analyzed to determine those which must be replaced to meet the criteria of Lydall 2000. The identified systems have been segregated into two logical parts, the financial/manufacturing system and the human resource management system. The scope of these implementations has been determined, the infrastructure has been put in place and the Company has been progressing with the implementation using both internal resources and external consultants. World class systems, which will meet the objectives of the Company, have been chosen to replace current legacy systems. The Company estimates that the domestic financial/manufacturing systems implementations are approximately 75 percent complete with an estimated completion date in the beginning of the third quarter of 1999. The foreign implementation of the financial/manufacturing systems is estimated at 10 percent complete with completion date in the end of the third quarter of 1999. The completion timeframes includes time for testing and verification of newly implemented systems. The human resource management system is currently Year 2000 compliant.

Non-information technology systems are also being assessed as part of Lydall 2000. Resources have been assigned to complete this assessment by the end of 1998. Systems requiring remediation are expected to be substantially compliant by mid-year 1999.

Additionally, customers and suppliers which could have a material impact on the Company's operations are being contacted to verify their Year 2000 readiness. The Company intends to assess their compliance and consider alternatives where necessary.

Since the inception of Lydall 2000, the Company has capitalized costs of approximately $8.5 million. The Company expects, based upon actual experience to date, to additionally capitalize approximately $2 million to complete Lydall 2000. The Lydall 2000 budgeted expenditures for 1998 are approximately 80 percent of the entire information technology budget for 1998. There are no deferrals of information technology projects that will have a material impact on financial condition and results of operations of the Company.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially and adversely affect the Company's results of operations, liquidity or financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on results of operations, liquidity or financial condition. Lydall 2000 is expected to significantly reduce the level of uncertainty about the Year 2000 problem. The Company believes that with the implementation of new systems and completion of Lydall 2000, the possibility of significant interruptions of normal operations should be reduced.

The Company is anticipating being century-dating compliant prior to the year 2000 but will continue to reassess the need for formal contingency plans, based upon progress of Year 2000 efforts by the Company and third parties. If deemed necessary, contingency planning will begin in the first quarter of 1999.

Accounting Standards

The Company will adopt Statement of Financial Accounting Standards No. 131, and No. 132, "Disclosures about Segments of an Enterprise and Related Information," (SFAS 131"), and "Employers' Disclosures about Pensions and Other Postretirement Benefits," ("SFAS 132"), both of which are effective for fiscal years beginning after December 15, 1997.

SFAS 131 requires that a public business enterprise report financial and descriptive information about its reportable operating segments. SFAS 131 is based on the management approach to segment reporting and includes requirements to report selected segment information quarterly and to include entity-wide disclosures about products and services, major customers, and the countries in which the entity holds material assets and reports revenues. The Company currently reports under one segment and is evaluating the impact of the disclosure requirements. SFAS 131 may require Lydall to disclose more than one segment. The Company will adopt SFAS 131 effective for the year ending December 31, 1998. There will be no effect on the Company's consolidated financial position, results of operations, comprehensive income, or cash flows as a result of implementing this pronouncement.

SFAS 132 revises employers' disclosures about pension and other postretirement benefit plans. The Company will adopt SFAS 132 effective for the year ending December 31, 1998. There will be no effect on the Company's consolidated financial position, results of operations, comprehensive income, or cash flows as a result of implementing this pronouncement.

In June of 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at face value. This statement is effective for fiscal years beginning after June 15, 1999. As of September 30, 1998, the Company does not have any derivative instruments. If Lydall continues not to use derivative instruments, there will not be a material effect on the Company's consolidated financial position, results of operations, comprehensive income, or cash flows as a result of implementing this pronouncement.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

Part II. OTHER INFORMATION

Item 1. Item 1. Legal Proceedings

On July 16, 1998, a subsidiary of the Company received a notice of potential liability from the United States Environmental Protection Agency regarding an abandoned site in Maine formerly owned by an affiliate of the Company. The Company is currently investigating the matter and has notified its insurers. The Company is unable to determine the ultimate outcome of this matter or its materiality at this time.

Item 6.  Exhibits and Reports on Form 8-K

      a.    Exhibits

            27.1 - Financial Data Schedule, filed herewith

      b.    Reports on Form 8-K

            The Company did not file any reports on Form 8-K during the three months ended September 30, 1998.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           LYDALL, INC.
                                              (Registrant)


November 9, 1998                     By  /s/ John E. Hanley
                                         ------------------
                                         John E. Hanley
                                         Vice President, Finance and Treasurer
                                         (Principal Accounting and Financial
                                         Officer)

LYDALL, INC.

                                Index to Exhibits


Exhibit No.
-----------

27.1        Financial Data Schedule.