Form 10-K405
period 1998-12-31
LYDALL INC /DE/
filed 1999-03-25
CIK 60977

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   Form 10-K
                                 ANNUAL REPORT

                   /X/ Pursuant to Section 13 or 15(d) of the
                 Securities Exchange Act of 1934 (Fee Required)
                  For the Fiscal Year Ended December 31, 1998
                                       OR

          / / Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 (No Fee Required)

                    For the transition period from       to
                         Commission File Number: 1-7665
                           --------------------------
                                  LYDALL, INC.
             (Exact name of registrant as specified in its charter)

                     DELAWARE                                06-0865505
 (State or Other Jurisdiction of Incorporation or         (I.R.S. Employer
                  Organization)                          Identification No.)
    ONE COLONIAL ROAD, MANCHESTER, CONNECTICUT               06045-0151
     (Address of principal executive offices)                (zip code)

       Registrant's telephone number, including area code: (860) 646-1233
                         ------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

               TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------  --------------------------------------------------
           Common Stock, $.10 par value                          New York Stock Exchange

                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

On March 15, 1999, the aggregate market value of the Registrant's voting stock held by nonaffiliates was $138,582,758.

On March 15, 1999, there were 15,725,703 shares of Common Stock outstanding, exclusive of treasury shares.
                           --------------------------

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the definitive Proxy Statement to be distributed in connection with the Registrant's Annual Meeting of Stockholders to be held on May 12, 1999.

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1998

                                                                                                                 PAGE
                                                                                                                 -----
PART I
Item 1.     Business........................................................................................           1
Item 2.     Properties......................................................................................           5
Item 3.     Legal Proceedings...............................................................................           6
Item 4.     Submission of Matters to a Vote of Security Holders.............................................           6
            Executive Officers and Other Significant Employees of the Registrant............................           6

PART II
Item 5.     Market for Registrant's Common Equity and Related Stockholder Matters...........................           7
Item 6.     Selected Financial Data.........................................................................           8
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of Operations...........           9
Item 7a.    Quantitative and Qualitative Disclosure about Market Risk.......................................          22
Item 8.     Financial Statements and Supplementary Data.....................................................          22
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............          22

PART III
Item 10.    Directors and Executive Officers of the Registrant..............................................          23
Item 11.    Executive Compensation..........................................................................          23
Item 12.    Security Ownership of Certain Beneficial Owners and Management..................................          23
Item 13.    Certain Relationships and Related Transactions..................................................          23

The information called for by items 10, 11, 12, and 13, to the extent not included in this document, is incorporated herein by reference to such information to be included under the captions "Election of Directors," "Common Stock
Ownership of Management," "Directors' Compensation" and "Executive Compensation," in the Company's definitive Proxy
Statement which is expected to be filed by March 30, 1999.

PART IV
Item 14.    Exhibits, Financial Statement Schedules, and Reports on Form 8-K................................          24

                                     PART I

ITEM 1. BUSINESS

The subsidiaries of Lydall, Inc. (hereafter referred to as "Lydall", the "Company", or the "Registrant") are manufacturers of technologically advanced engineered products for demanding specialty applications.

Lydall develops and manufactures engineered specialty papers in both roll and sheet form; fabricated fiber-based, metal-and-fiber, and all-metal automotive heat shields; and certain medical filtration and bioprocessing components as well as wood-replacement board for pencils. Lydall's specialty papers are supplied to other manufacturers that convert them or incorporate them into finished products. The Company's fabricated products are sold primarily to original equipment manufacturers. Utilizing a broad spectrum of available fibers, materials, binders, resins, etc. combined with dry-laid and wet-laid nonwoven processes, specialty weaving capabilities, and various fabricating operations, the Company has been able to develop a broad range of high-performance materials and products.

The Company serves a number of market niches. Lydall's products are primarily sold directly to the customer through an internal sales force and are distributed through common carrier, ocean cargo, or the Company's logistics operation. Within each market niche there are typically several competitors. The Company primarily competes through high-quality products, technology, and customer service. Lydall has a number of domestic and foreign competitors for its products, most of whom are either privately owned or divisions of large companies, making it difficult to determine the Company's market share.

Lydall's products fall into four reportable segments: Heat-Management Products, Filtration Products, Paperboard Products, and Woven Products. All other operations are aggregated in Other Products and Services.

SEGMENTS

HEAT-MANAGEMENT PRODUCTS

Lydall's thermal barriers, heat shields, and insulating products include a range of fiber-based materials and fiber-and-metal combinations that protect and insulate within temperature requirements as low as -459 DEG. F (-273 DEG. C) up to +3000 DEG. F (+1649 DEG. C). Lydall's fiber-based materials range in format from specialty papers to textile-like materials to dense, board products.

At the highest temperature requirements, Lytherm-Registered Trademark- specialty papers are used as linings for ovens, kilns, and furnaces and in glass and metal manufacturing. In mid-range temperatures, Manninglas-Registered Trademark-specialty papers are employed in consumer appliances as well as heat, ventilation, and air conditioning ductwork.

Also, at mid-range temperatures, Lydall's heat-management products are organic or inorganic fiber composites, fiber-and-metal combinations, or all-metal components which are used as thermal barriers and heat shields in medium- and light-duty trucks, vans, sport-utility vehicles, and cars. The Company holds patents on many of its automotive products which are employed both inside and outside vehicles to insulate passenger compartments, exhaust systems, luggage compartments, electrical wiring harnesses, heat and air conditioning ducts, batteries, electronic components, and engine compartments. An acquisition made in April 1998 contributed to the growth of automotive related heat-management sales during the year. A second acquisition, made on December 30, 1998, is expected to be a major contributor to the international growth of this segment in 1999.

Lydall also manufactures custom-designed specialty papers employed in automotive airbag pyrotechnic inflators. These materials perform both a filtration and heat-reduction function and are included under Heat-Management Products.

At the very coldest temperatures (approaching absolute zero), Cryotherm-Registered Trademark- cryogenic materials, composed of 100-percent inorganic fibers, are used for super-insulating applications. These include tanker trucks that transport liquid gases, stationary and portable cryogenic storage vessels, gas tanks for vehicles fueled by liquid natural gas, and supercolliders.

Sales of Heat-Management Products were approximately 36 percent of the Company's sales for 1998, 37 percent for 1997, and 38 percent for 1996. Sales of these products decreased 8 percent in 1998 from 1997 levels. This decline stemmed primarily from the decrease in automotive product sales, product design changes, and a strike at General Motors.

FILTRATION PRODUCTS

The Company manufactures Lydair-Registered Trademark- high-efficiency, glass microfiber air filtration media for rigid frame applications. Lydall manufactures six filtration classes of Lydair-Registered Trademark- media in over 100 grades with filtering efficiencies from 10 percent at 0.3-micron particle size to 99.999999 percent at 0.1-micron particle size.

Lydair-Registered Trademark- filtration media are used in air filters, which are capital goods rather than consumables and which last approximately five years. A replacement market exists related to the upgrading of clean-room efficiency to meet the needs of more sophisticated process and product technology. Lydall also supplies media for pre-filters and intermediary filters in air-handling systems that are replaced more frequently. The Company's HEPA filtration media are also used in home air purification units.

In addition, Lydall produces liquid filtration media used primarily in high-efficiency hydraulic oil and lubrication oil elements for off-road vehicles, trucks, and heavy equipment. These products are sold under the Lypore-Registered Trademark- trademark.

Lydall's line of fabricated medical filter components are also sold under the trademark Lypore-Registered Trademark-. These products are employed in blood filtration devices, such as cardiotomy reservoirs which filter the blood supply of an open-heart surgery patient during the operation, and autotransfusion filters used to filter blood collected from a patient before surgery or from an injured patient. Early in 1998, a Lydall subsidiary funded the capitalization of Charter Medical, Ltd., which acquired CharterMed, Inc., a manufacturer of proprietary medical devices serving applications such as biotech and pharmaceutical packaging, blood bank and transfusion services, and neonatal intensive care. All of Lydall's medical products are now under Charter Medical, Ltd. and are included in the Filtration Products segment.

Sales of Filtration Products increased to 24 percent of sales for 1998 compared with 22 percent and 24 percent in 1997 and 1996, respectively. The overall sales of these products increased 6 percent in 1998 from 1997. The increase reflects the acquisition of CharterMed, Inc.

PAPERBOARD PRODUCTS

The Paperboard Products segment includes commodity paper products which are employed primarily in materials-handling and packaging applications.

Lydall produces slipsheets, separator sheets, and protective sheets. Ly-Pak-Registered Trademark- slipsheets are used to ship a growing number of products such as food, pharmaceuticals, and chemicals.
Ly-Pak-Registered Trademark- slipsheet systems are used to replace wooden pallets, providing significant cost and space reductions for the customer. Ly-Pak-Registered Trademark- separator sheets are supplied to the glass and plastic bottle industry and are manufactured to meet industry specifications for bulk palletizing. Ly-Pak-Registered Trademark- protective sheets are used as pallet pads, protective top caps, and stabilizing sheets. These products are custom-made from plies of virgin kraft linerboard and laminated with a special moisture-resistant adhesive.

Sales of Paperboard Products approximated 14 percent of 1998 total sales as compared with 13 percent in both 1997 and 1996. Sales in 1998 stabilized from the extreme deflationary pressures of 1997.

WOVEN PRODUCTS

Lydall produces specialty woven composites which are used in advanced structural materials sold to the aerospace, marine, and sporting goods industries. These composites are extremely strong, yet lightweight and are used in high-performance applications.

Sales of Woven Products approximated 2 percent of 1998 sales as compared with 4 percent of 1997 sales. The Woven Materials segment did not exist in 1996.

OTHER PRODUCTS AND SERVICES

Other Products and Services include fiberboard composites sold in sheet form to fabricators of high-performance gaskets and electrical insulating products. It also includes pencil slats made from recycled newsprint and cardboard, which replaces wood. The Company's Logistics Management Operation provides specialized distribution and warehouse services to other Lydall companies and various American, Canadian, and European manufacturers of newsprint, specialty papers and other assorted products.

Sales of Other Products and Services approximated 24 percent of the Company's sales in 1998 compared with 24 percent and 25 percent in 1997 and 1996, respectively.

GENERAL BUSINESS INFORMATION

Lydall operates 13 manufacturing and fabricating facilities in the United States, which are located in Rochester, New Hampshire; Green Island, New York; Hoosick Falls, New York; Manchester, Connecticut; Richmond, Virginia; Hamptonville, North Carolina; St. Johnsbury, Vermont; Lakewood, New Jersey; Winston Salem, North Carolina; Columbus, Ohio; Jacksonville, Florida; Covington, Tennessee; and Fort Washington, Pennsylvania. Lydall also has four international manufacturing facilities located in Saint-Rivalain, France; Ludenscheid, Germany; Ibbenburen, Germany; and Meinerzhagen, Germany.

Lydall holds a number of patents, trademarks, and licenses. While no single patent, trademark or license by itself is critical to the success of Lydall, together these intangible assets are of considerable value to the Company's operations.

No significant portion of Lydall's business is seasonal. Lydall maintains levels of inventory and grants credit terms which are normal within the industries it serves. The Company uses a wide range of raw materials in the manufacturing of its products and was able to obtain the raw materials needed during 1998. The majority of raw materials used by Lydall are available from a variety of suppliers who can be substituted if necessary.

Sales to the automotive market represented 25 percent of Lydall's total sales in 1998 compared with 26 percent and 32 percent in 1997 and 1996, respectively. Lydall sells primarily to original equipment manufacturers for use in a variety of models and applications. Sales to Ford Motor Co. amounted to $35.0 million, or 15 percent of Lydall's total sales, in 1998, and no other single customer accounted for more than 10 percent of total sales.

Lydall invested $8.7 million in 1998, $8.7 million in 1997, and $6.8 million in 1996, respectively, to develop new products and manufacturing processes or to improve existing products. Most of Lydall's investment in research and development is application specific; very little is pure research. There were no significant customer-sponsored research and development activities during the past three years.

Lydall's backlog was $29.5 million at December 31, 1998, $18.8 million at December 31, 1997, and $25.1 million at December 31, 1996. Lydall expects to fill its backlog of 1998 orders during the first quarter of 1999. Backlog at February 28, 1999 was $28.0 million. There are no seasonal aspects to this backlog. The increase in backlog reflects the inclusion of 1998 acquisitions.

No material portion of Lydall's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any governmental body.

Lydall believes that its plants and equipment are in substantial compliance with applicable federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Additional measures to maintain compliance with presently enacted laws and regulations are not expected to have a substantial adverse effect on the capital expenditures, earnings, or competitive position of the Company and its subsidiaries. For information relating to certain environmental proceedings involving the Company, please refer to "Contingencies" in "Notes to Consolidated Financial Statements" on page F-24.

As of March 1, 1999, Lydall and its subsidiaries had 2,112 employees, including foreign employees. Four unions under contracts expiring at various points up to November 2002 represented approximately 159 of the domestic employees. Lydall considers its employee relationships to be satisfactory, and there have not been any actual or threatened work stoppages due to union-related activities. All employees at the Company's facility in France are covered under a National Collective Bargaining Agreement. Hourly employees at the newly acquired German operations are also covered under a National Collective Bargaining Agreement.

Foreign and export sales were 18 percent of total sales in 1998, 20 percent in 1997, and 21 percent in 1996. Export sales are concentrated primarily in Europe, the Far East, Mexico, and Canada and were $30.7 million, $34.9 million, and $37.0 million in 1998, 1997, and 1996, respectively.

Foreign sales were $10.8 million, $11.2 million, and $15.3 million for the years ended December 31, 1998, 1997, and 1996, respectively. The French operation incurred losses of $979 thousand (including the recognition of an impairment loss of $941 thousand), $348 thousand, and $796 thousand for the years ended December 31, 1998, 1997 and 1996, respectively. Total foreign assets were $73.4 million at December 31, 1998 compared with $16.4 million at December 31, 1997. The increase in foreign assets in 1998 is due to the acquisition of Gerhardi & Cie. GmbH & Co. KG at the end of 1998.

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

ITEM 2. PROPERTIES

The principal properties of the Company and its subsidiaries are situated at the following locations and have the following characteristics:

                                                                                                        Approximate Area
                                                                                                       Land       Buildings
           Location                          General Description                                      (Acres)    (Sq. Feet)
----------------------------------------------------------------------------------------------------------------------------
        1  Manchester, Connecticut           Office Facility                                               2.0       25,000
        2  Manchester, Connecticut           Paperboard Manufacturing                                     11.6       70,500
        3  Covington, Tennessee              Composite Materials Manufacturing                            26.0      155,000
        4  Richmond, Virginia                Laminated Paperboard Manufacturing                            5.0      104,000
        5  Rochester, New Hampshire          Specialty Papers Manufacturing                               18.0      143,000
        6  Hoosick Falls, New York           Composite Materials Manufacturing                            11.0      129,000
        7  Hamptonville, North Carolina      Heat-Management Products Manufacturing and                   35.2       85,000
                                             Fabricating
        8  Green Island, New York            Specialty Papers Manufacturing                                5.4      275,000
        9  Manchester, Connecticut           Corporate Office                                              4.5       20,000
       10  Saint-Rivalain, France            Specialty Papers Manufacturing                               14.3      156,000
       11  Columbus, Ohio                    Heat-Management Products Fabricating                          9.0       80,000
       12  Jacksonville, Florida             Laminated Paperboard Manufacturing                             --       52,000
       13  Fort Washington, Pennsylvania     Specialty Woven Materials Manufacturing                        --       60,000
       14  Manchester, Connecticut           Warehouse and Office Facility                                7.08       95,000
       15  St. Johnsbury, Vermont            Heat-Management Products Fabricating                         10.0       45,400
       16  Lakewood, New Jersey              Biomedical Products Fabricating                                --       20,250
       17  Winston Salem, North Carolina     Biomedical Products Manufacturing and Fabricating              --       29,000
       18  Ludenscheid, Germany              Heat-Management Products Fabricating and                     28.5      108,000
                                             Manufacturing
       19  Ibbenburen, Germany               Heat-Management Products Fabricating and                     99.3      180,000
                                             Manufacturing
       20  Meinerzhagen, Germany             Heat-Management Products Fabricating and                     37.5       36,150
                                             Manufacturing
       21  Rockwell, North Carolina          Fabricating Facility                                          9.0       80,000
----------------------------------------------------------------------------------------------------------------------------

Properties numbered 4, 11, 12, 13, 15, 16, 17, and 21 are being leased; all others are owned. For information with respect to obligations for lease rentals and owned property, see the "Notes to the Consolidated Financial Statements" of the Company. Lydall considers its properties to be suitable and adequate for its present needs. The properties are being fully utilized, except the Rockwell, North Carolina facility, as substantially all operations have been moved to Hamptonville, North Carolina. In addition to the properties listed above, the Company has several additional leases for sales offices and warehouses in the United States, Europe, and Japan.

ITEM 3. LEGAL PROCEEDINGS

See "Contingencies" in the "Notes to Consolidated Financial Statements" on page F-24.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1998.

EXECUTIVE OFFICERS AND OTHER SIGNIFICANT EMPLOYEES OF THE REGISTRANT:

The name, age, current position, and other business experience since January 1, 1994 of each executive officer of the Company are listed below. Christopher R. Skomorowski, James P. Carolan, John E. Hanley, Carole F. Butenas, and Mary A. Tremblay are elected annually at the organizational meeting of the Board of Directors. All others are appointed by the President and Chief Executive Officer for an indefinite period. There are no family relationships among executive officers or other significant employees.

                                                                                               Other Business
Name                                      Age                    Title                      Experience Since 1994
-----------------------------------------------------------------------------------------------------------------------
Christopher R. Skomorowski                    45   President and Chief Executive      Division President
                                                   Officer (since 1998), Director     Lydall Westex
                                                   (1994-1995, 1998-1999)
James P. Carolan                              56   Executive Vice President           N/A
                                                   (since 1998), Division President
                                                   (since 1983), Director
                                                   (1994-1995, 1996-1998)
John E. Hanley                                42   Vice President-Finance and         N/A
                                                   Treasurer (since 1992)
Carole F. Butenas                             56   Vice President-Investor Relations  N/A
                                                   (since 1991), Director
                                                   (1995-1996)
Mary A. Tremblay                              38   General Counsel and Secretary      N/A
                                                   (since 1991)
Raymond J. Lanzi                              60   Division President (since 1979),   N/A
                                                   Director (1993-1994)
John J. Worthington                           50   Division President (since 1996),   General Manager, W. R. Grace and
                                                   Director (1998-1999)               Specialty Paperboard, Inc.
Bill W. Franks, Jr.                           40   Division President (since 1997)    Vice President and General
                                                                                      Manager, Lydall Logistics
                                                                                      Management
Raymond S. Grupinski, Jr.                     37   Division President (since 1998)    Director of Operations, Lydall
                                                                                      Westex and General Manager of
                                                                                      Lydall Westex-Columbus Operation
Lisa Krallis-Nixon                            38   President/General Manager          Business Unit Manager of Medical
                                                   (since 1998)                       Filtration at Lydall Westex
                                                   Charter Medical, Ltd.,
                                                   Second-tier subsidiary
Kevin G. Lynch                                46   Division President (since 1998)    Vice President of Sales and
                                                                                      Marketing at Lydall Technical
                                                                                      Papers
-----------------------------------------------------------------------------------------------------------------------

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK AND DIVIDEND HISTORY

The Company's Common Stock is traded on the New York Stock Exchange under the symbol LDL. Shares totaling 7,507,000 and 7,103,800 were traded during 1998 and 1997, respectively. The table below shows the range of reported last sale prices on the New York Stock Exchange Composite Tape for the Company's Common Stock for the periods indicated. As of March 15, 1999, the record date of the Company's 1999 Annual Meeting, approximately 1,556 stockholders of record held 15,725,703 shares of Lydall's Common Stock, $.10 par value. As of the record date, there were no shares outstanding of the Company's Preferred Stock, $1.00 par value.

--------------------------------------------------
                            High      Low    Close
--------------------------------------------------
1998
  FIRST QUARTER          $20 13/16 $17 1/16 $18 1/16
  SECOND QUARTER          18 15/16  14 7/16  14 9/16
  THIRD QUARTER           14 3/4   10 1/4   10 1/4
  FOURTH QUARTER          13 5/16   9 1/4   11 7/8

1997
  First Quarter          $24      $20      $20 1/4
  Second Quarter          23 5/8   18 3/4   21 1/8
  Third Quarter           25 3/4   20 7/8   23 7/16
  Fourth Quarter          23 15/16  18 1/2  19 1/2
--------------------------------------------------

The Company does not pay a cash dividend on its Common Stock and does not anticipate doing so for the foreseeable future. Cash will be reinvested into core businesses.

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR STATISTICAL REVIEW

---------------------------------------------------------------------------------------------------
$ thousands except per-share amounts           1998        1997        1996        1995        1994
---------------------------------------------------------------------------------------------------
FINANCIAL RESULTS
Net sales                                  $230,007    $244,289    $252,652    $252,128    $213,072
Net income                                    4,202      21,911      24,736      22,438      15,503
---------------------------------------------------------------------------------------------------
COMMON STOCK PER-SHARE DATA (DILUTED)
Net income                                 $    .26    $   1.27    $   1.38    $   1.23    $    .87
Common stockholders' equity                    6.96        7.04        6.89        5.88        4.57
---------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Total assets                               $226,848    $160,124    $182,119    $158,072    $136,613
Working capital (deficit)                    (9,090)     39,203      53,358      52,730      30,823
Current ratio                                  0.91        2.39        2.24        2.77        1.93
Long-term debt, net of current
  maturities                                     --       2,100       5,050       7,750      10,607
Total stockholders' equity                  109,225     113,030     117,844     101,811      76,227
Debt to total capitalization                  33.4%        4.3%       12.9%        9.4%       15.0%
---------------------------------------------------------------------------------------------------
PROPERTY, PLANT, AND EQUIPMENT
Net property, plant, and equipment         $107,836    $ 68,860    $ 62,038    $ 60,074    $ 54,771
Capital additions from acquisitions          32,065          --         500          --       3,077
Other capital additions                      17,657      17,104      10,893      12,006       7,979
Capital divestment, net                         679         685         894         632         687
Depreciation                                  8,844       7,993       7,824       7,122       6,101
---------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS AND OTHER ITEMS
Return on average assets                       2.3%       12.8%       14.5%       15.2%       12.7%
Return on average common
  stockholders' equity                         3.8%       19.0%       22.5%       25.2%       22.8%
Return on sales                                1.8%        9.0%        9.8%        8.9%        7.3%
Days of inventory on hand                        36          33          31          33          36
Days of receivables outstanding                  53          51          50          49          47
Number of employees at year-end               1,330       1,225       1,268       1,227       1,306
---------------------------------------------------------------------------------------------------
SHARES AND STOCKHOLDERS
Weighted average common stock and
  equivalents                            16,163,000  17,319,000  17,988,000  18,197,000  17,864,000
Common stock outstanding at year-end     15,693,860  16,065,473  17,092,011  17,320,252  16,677,524
Stockholders at year-end                      1,603       1,653       1,855       1,918       1,900
Market price per share of common
  stock--
    Highest close                          $  20.13    $  25.75    $  25.87    $  28.50    $  18.63
    Lowest close                           $   9.25    $  18.50    $  19.75    $  14.75    $  10.13
---------------------------------------------------------------------------------------------------

Share figures adjusted to reflect a two-for-one stock split in 1995.

1998 Balance Sheet items incorporate the assets and liabilities of the newly acquired subsidiary, Gerhardi & Cie. GmbH & Co. KG. The balances of Gerhardi are not included in calculations in the Performance Ratios and Other Items section above.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

SALES

OVERVIEW

Sales declined to $230.0 million in 1998 from $244.3 million in 1997. The internal and external dynamics contributing to this overall sales decline included the following:

    - Acquisitions accounted for a net increase in sales of $7.2 million.

    - Internal marketing actions resulted in an increase in sales of approximately $700 thousand.

    - External forces accounted for a $22.2 million decrease in sales.

In 1997, sales from acquisitions amounted to $9.8 million, entirely due to the first-year sales of the Fort Washington Operation, a producer of woven structural composites. Internal marketing actions plus external market forces produced a combined negative impact of $18.2 million.

During 1996, acquisitions produced a negligible effect on sales, while internal and external forces largely offset each other.

ACQUISITIONS

Lydall isolates the impact of acquisitions for three years, after which time it considers these businesses to be fully integrated. The Company made three acquisitions in 1998.

1. CharterMed, Inc., acquired in February 1998, is a producer of proprietary medical devices located in Lakewood, New Jersey. Its products complement the Lypore-Registered Trademark- family of biomedical filtration media and subassemblies. The Company's medical and pharmaceutical products were consolidated under a new corporate entity, Charter Medical, Ltd.

2. Engineered Thermal Systems, Incorporated ("ETSI"), a fabricator of automotive thermal and acoustical barrier products located in St. Johnsbury, Vermont, was acquired in April 1998. ETSI, now known as the St. Johnsbury Operation of Lydall Westex, extended Lydall's automotive heat-management product line and provided increased access to DaimlerChrysler.

3. Gerhardi & Cie. GmbH & Co. KG ("Gerhardi"), a German manufacturer of automotive thermal, acoustical and chrome-plated components, was acquired on December 30, 1998. The acquisition of Gerhardi had no impact on sales or results of operations in 1998. The acquired facilities are located in Ludenscheid, Ibbenburen, and Meinerzhagen, Germany.

The addition of CharterMed, Inc. and the St. Johnsbury Operation combined to produce sales of $11.3 million in 1998. Sales from the Fort Washington Operation of Lydall Manning, included under the Woven Products segment, declined to $5.7 million in 1998 from $9.8 million in 1997. This Operation was acquired at the end of 1996. Significant market share was lost during the year as production difficulties associated with the relocation of the plant disrupted customer relations. This business was reorganized early in 1999 to lower its break-even point and to re-establish long-standing customer partnerships.

In 1996, acquisitions, which included two operations acquired in 1994, produced modest incremental growth of $900 thousand.

INTERNAL MARKETING ACTIONS

During 1998, sales increased by $700 thousand as a result of internal marketing actions. Lydall considers factors such as product introductions, net of product discontinuances, market-share changes, and selling price changes to be internal marketing actions. Internal marketing actions caused sales to decrease by $13.0 million in 1997, while these dynamics produced a net gain of $9.5 million in 1996.

Lydall introduced $8.9 million of new products in 1998, compared with $2.4 million in 1997 and $11.8 million in 1996. Successes were achieved in the air filtration markets for next generation Hi-alpha and ASHRAE products, moldable high stiffness media, and meltblown materials. A number of new automotive heat-management products, including underbody and gas tank shields, and parts for the European market, were introduced as well.

Product discontinuance amounted to $3.1 million in 1998 compared with $6.1 million in 1997 and $2.8 million in 1996. Much of the change in 1998 resulted from the displacement of existing products by new products. In 1997, Lydall exited certain low-margin non-core products, while discontinuing a flame-barrier material sold to the office-panel market.

Market-share changes in 1998 caused sales to decrease by $4.2 million, largely stemming from lower demand in the Asian markets for specialty papers employed in high-efficiency air filtration applications and from losses to lower cost competitors in the mature electrical insulation market. Management is confident that as economic conditions improve in Asia, the Company will benefit, specifically in the filtration market.

In 1997, market-share losses offset gains resulting in a net sales reduction of $1.4 million. Losses occurred primarily in the Heat-Management Products segment related in general to the automotive market, and specifically to (i) Ford's discontinuation of three models that contained Lydall's thermal barriers and
(ii) the loss of a major part supplied to DaimlerChrysler. Gains in the Paperboard Products segment and the Other Products and Services segment offset a portion of the 1997 market-share losses. In 1996, Heat-Management Products and Filtration Products produced $1.5 million of market-share gains.

Prices declined by $900 thousand over the course of 1998. Pricing weakness was felt in markets for thermal barriers and air filter media. Prices of Heat-Management Products sold to the automotive market also declined modestly as part of long-term contractual commitments. Paperboard Products for materials-handling applications recorded price increases of approximately $1.7 million.

In 1997, prices decreased by $7.9 million, following a decline of $1.0 million in 1996. Price changes in 1997 were concentrated in the Paperboard Products segment. The selling prices of Lydall's materials-handling products move in relation to prices of raw materials, namely linerboard. Competitive pressures forced Lydall to meet historically low market prices. For the most part, these price declines were accompanied by a corresponding decline in linerboard costs.

EXTERNAL MARKET FORCES

Lydall defines external market forces as the effects of economic and market changes beyond the influence of management actions, including the effects of market decay and foreign exchange. Sales in 1998 declined by $22.2 million due to these conditions. A continuing weakness in the semiconductor market, to which Lydall supplies specialty air filtration materials, and a trend away from the use of pyrotechnic airbag inflator systems that employ Lydall's heat-management materials, were contributing factors. However, the majority of the decrease resulted from the loss of sales of fabricated automotive thermal barriers. Design-out of Lydall components from new models exceeded the number of new Lydall parts being designed in, which accounted for a net $13.6 million decrease in sales. While design-out is a normal occurrence in the automotive industry, this trend reached a peak in 1998, and is not expected to recur at 1998 levels. Also, Lydall had an exceptional number of new products in the commercialization stage during 1998, which were not brought to market in as timely or cost-efficient manner as in the past. These inefficiencies are being corrected in 1999.

In 1997, external forces reduced sales by $5.2 million as losses due to design-out plus market decay were offset by positive economic forces and market growth. Currency exchange rates, which have had a nominal effect in other years, resulted in a $2.2 million reduction in sales in 1997 with the dollar stronger in relation to most currencies in which Lydall conducts business.

External forces caused net sales to decline by $9.8 million in 1996. The chief causes were decay in battery separator markets, design-out of certain heat shields, and decreased demand for materials-handling products.
--------------------------------------------------------------------------------

STATEMENTS OF CHANGES IN SALES

----------------------------------------------------------------

$ millions                                  1998    1997    1996
----------------------------------------------------------------
Prior year's net sales                    $244.3  $252.7  $252.1
 ................................................................
Acquisitions                                 7.2     9.8      .9
Internal marketing actions                    .7   (13.0)    9.5
External market forces                     (22.2)   (5.2)   (9.8)
 ................................................................
Total change                               (14.3)   (8.4)     .6
 ................................................................
Current year's net sales                  $230.0  $244.3  $252.7
----------------------------------------------------------------

GROSS MARGIN

OVERVIEW

During 1998, gross margin declined to $64.8 million, or 28.2 percent of sales, from $77.6 million, or 31.8 percent of sales, in 1997. In 1996, Lydall's gross margin was $82.1 million, or 32.5 percent of sales. Margins in 1998 were impacted by the following factors:

    - Acquisitions produced incremental margins despite poor results at the Fort Washington Operation

    - Significantly lower sales volume

    - Combined effect of price decreases in relation to net cost increases

    - Shutdown and consolidation of automotive heat-management operations in North Carolina

    - Additional overhead to support the operations of Charter Medical, Ltd. as a stand-alone facility

In 1997, margins were also negatively impacted by lower sales volume and net effects of price decreases that were only partially offset by cost decreases from vendors. Fort Washington contributed modestly to Lydall's consolidated gross margin while lowering the overall percentage by approximately one point. Cost-reduction programs contributed positively to overall gross margin performance.

Gross margin in 1996 was positively impacted by acquisitions, including the Columbus and Jacksonville Operations, a more favorable price/cost environment, and cost-reduction programs. Factors such as lower sales volume and increased depreciation offset some of these gains.

ACQUISITIONS

Gross margins at Fort Washington declined by $1.8 million, due in part to substantial write-downs of excess raw material inventories to their estimated realizable value. Financial results in 1998 were also hampered by the inability to maintain historical sales levels despite keeping overhead levels relatively constant. Future expectations for this business are being evaluated to determine the most effective approach to realizing value from this producer of lightweight, high-strength composite materials. In early 1999, Lydall reduced overhead levels through layoffs and consolidation of functions. Future savings are projected to be close to $1.0 million annually.

The addition of CharterMed, Inc. and the St. Johnsbury Operation resulted in $3.2 million of incremental gross margins in 1998. Both operations were profitable and are expected to grow in sales and profits.

The December 1998 acquisition of Gerhardi in Germany had no effect on Lydall's 1998 consolidated operating results. Lydall is committed to achieving a quicker, more thorough integration of Gerhardi than other recent acquisitions. Significant internal and external resources have been allocated for this purpose.

Results in 1997 included incremental gross margin of $700 thousand related to the first year of operating Fort Washington. Results were depressed by costs to relocate the facility, uneven supply of key raw materials, and difficulty in meeting customer demand.

During 1996, the third year of operating the Columbus and Jacksonville Operations acquired in 1994, acquisitions caused a positive change in gross margin of $2.2 million. Benefits from major process changes and management techniques were realized during the year.

EFFECTS OF CHANGES IN SALES VOLUME

Lower sales volume produced a $9.7 million decline in gross margin in 1998, accounting for approximately three-quarters of the total margin decline for the year. Despite new-product contributions and market growth in several product lines, the combined negative effects of design-outs in automotive heat-management products; market decay in mature products; market-share losses and effects of the Asian economy; and a poor market for filtration products worldwide overwhelmed the positive dynamics.

In 1998, Lydall marked the third year of gross-margin decline caused by decreases in sales volume. Management expects improved results in 1999 and beyond based on new-product approvals in the Heat-Management Products segment for thermal and acoustical barriers sold to automotive markets, and more stable results in other key markets.

The same dynamics that affected gross margin in 1998 detracted from gross margin in 1997 by an estimated $5.2 million. The loss of operating leverage due to design-outs and product discontinuation offset the benefits of economic and market growth.

Similar effects were felt in 1996, although the magnitude of the change was much lower. Gross margin decreased by $1.0 million on a small decline in volume.

PRICE CHANGES IN RELATION TO COST CHANGES

As described in the Sales section, 1998 sales prices declined overall by $900 thousand. Vendor costs rose by an estimated $2.0 million, which created a combined negative impact on gross margin of $2.9 million. The largest impact occurred in the Heat-Management Products segment for products sold to non-automotive thermal applications. The materials-handling and automotive thermal-barrier businesses also experienced some margin erosion due to price-cost effects.

During 1997, net pricing actions eroded gross margin by $3.5 million. The largest part of this erosion was produced in the Paperboard Products segment related to materials-handling systems. Competitive forces did not allow Lydall to pass vendor-imposed cost increases through to customers. Price concessions were evident in Lydall's Heat-Management Products and Filtration Products segments as well.

Net pricing actions resulted in a positive $2.2 million effect on gross margins in 1996. Vendor costs declined in relation to stable customer prices, a cycle that reversed in 1997 after several years of net positive gross margin effects.

COST REDUCTIONS

Lydall has been able to consistently drive down manufacturing costs over the years through a combination of management actions and capital improvements. Net savings in 1998 were an estimated $2.5 million, compared with savings of $2.4 million in 1997 and $2.9 million in 1996. Lydall's Comprehensive Quality Program, also known as Cost of Quality, continues to result in significant savings. These process improvements and cost-reduction programs produced positive results despite losses of operating leverage in each of the past three years.

INVENTORY EFFECTS

Gross margin was $700 thousand lower in 1998 due to increased LIFO reserves, inventory write-offs, and changes in FIFO inventory levels. In 1997 and 1996, these factors combined to largely offset each other.

OTHER EFFECTS

Other effects normally include changes in depreciation expense, fixed overhead, and product-mix shifts. In 1998, these factors reduced gross margin by approximately $2.0 million. Lydall also suspended most operations at a facility in North Carolina, with direct and indirect costs of over $600 thousand, in order to realize savings of an estimated $1.0 million in annual operating and logistics costs. Relocation of the medical business from within the automotive thermal-barrier operation to a separate facility and legal entity impacted fixed overhead by $800 thousand, bringing the total impact of other effects on 1998 gross margin to approximately $3.4 million.

In 1997, positive changes in product mix and overhead levels resulted in a $1.1 million increase to gross margin compared with a decrease of $2.2 million in 1996.

--------------------------------------------------------------------------------

STATEMENTS OF CHANGES IN GROSS MARGIN

----------------------------------------------------------------------------
$ millions                                        1998       1997       1996
----------------------------------------------------------------------------
Prior year's gross margin                    $    77.6  $    82.1  $    77.7
 ............................................................................
Acquisitions                                       1.4        0.7        2.2
Effects of changes in sales volume                (9.7)      (5.2)      (1.0)
Price changes in relation to cost changes         (2.9)      (3.5)       2.2
Cost reductions                                    2.5        2.4        2.9
Inventory effects                                 (0.7)        --         .3
Other effects                                     (3.4)       1.1       (2.2)
 ............................................................................
Total change                                     (12.8)      (4.5)       4.4
Current year's gross margin                  $    64.8  $    77.6  $    82.1
 ............................................................................
As a percent of net sales                         28.2       31.8       32.5
----------------------------------------------------------------------------

PRETAX INCOME

OVERVIEW

Pretax income declined to $5.4 million in 1998 from $34.5 million in 1997. The major causes include the effects of acquisitions, results of ongoing operations, nonoperating investments and financing, as well as asset impairment charges recorded in the fourth quarter, and the costs associated with the retirement of Lydall's former chairman and chief executive officer. The impairment losses are discussed under "Acquisitions" and "Operations." The chairman's retirement costs are described under "Operations."

In 1997, pretax income declined to $34.5 million from $39.9 million in 1996, largely due to the combined effects of reduced operating leverage and a negative price/cost relationship. During 1996, pretax income rose by $3.0 million to $39.9 million as cost-reduction programs and acquisitions provided additional income compared with 1995.

ACQUISITIONS

In 1998, results were affected by the Fort Washington Operation, acquired at the end of 1996 and operated in 1997 and 1998, and two acquisitions completed during 1998, CharterMed, Inc. and the St. Johnsbury Operation.

Fort Washington reported very disappointing results in 1998. A combination of poor market response and continuing negative effects from relocation of the facility produced higher operating losses in 1998 than in 1997. During the fourth quarter, management determined that projected future cash flows from operations were not sufficient to recover the net carrying value of the business. As a result, Lydall recorded a pretax impairment loss of $6.5 million in the fourth quarter to adjust the carrying value of long-lived assets to their expected net realizable value of the Fort Washington Operation. In addition, Lydall wrote down excess raw material inventories to their estimated realizable value, impacting gross margin and pretax income by $800 thousand. Before considering these charges, pretax operating losses at Fort Washington deteriorated to approximately $1.8 million in 1998, from $700 thousand in 1997. As described under the analysis of gross margin, management has reduced fixed overhead levels at Fort

Washington in 1999 and expects operating losses to decline by more than $1.0 million in 1999. Efforts to increase revenues are expected to bring about further improvement in operating results.

Charter Medical, New Jersey and the St. Johnsbury Operation were both profitable during 1998, adding $700 thousand of operating profits before financing costs. Management feels that both operations are well positioned for healthy sales and income growth beyond 1998.

Gerhardi, acquired on December 30, 1998, is also expected to positively impact Lydall's results in future years. This strategically important acquisition moves Lydall toward a position of global leadership in automotive heat-management products.

The Columbus and Jacksonville Operations, which Lydall reported as acquisitions through 1996, added $1.6 million of pretax profits in 1996. Lydall normally reports results of newly acquired operations for three full years before considering them as fully integrated.

OPERATIONS

In 1998, pretax profits from operations other than acquisitions were substantially lower than in 1997, declining by $18.0 million. In the Gross Margin section, management described the various conditions that lowered profits at the gross margin level before acquisitions by $14.2 million. Cost-containment efforts instituted during 1998 resulted in significant savings; however, gains were offset by pricing pressures and the pretax cost of the severance agreement for Lydall's former chairman and chief executive officer of $3.3 million.

Lydall continued its aggressive product development spending in 1998, equaling the record levels of 1997. Expenses also increased related to the Company's investment in Lydall 2000, a comprehensive overhaul of systems to meet the demands of doing business in the 21(st) Century. Both of these investments are expected to bring long-term benefits to Lydall and its stockholders.

Pretax income from operations declined by $5.4 million in 1997 compared with 1996. Lower margins and increased selling, product development, and administrative spending led to the profit decline. In 1996, existing operations generated a $900 thousand improvement in pretax profits. Key drivers of improvement in 1996 were cost-reduction programs and efficiency improvements in Lydall facilities.

Other income and expense, net, reduced earnings by $100 thousand in 1998, compared with an increase of $400 thousand in 1997 and a $200 thousand improvement in 1996. This category normally captures changes in environmental costs, fixed asset dispositions and other non-operating effects.

INVESTMENTS AND FINANCING

Nonoperating investments and financing costs combined to decrease pretax income by $2.7 million in 1998. Investment balances were much lower as Lydall funded a $17.7 million capital program, $10.3 million to repurchase Common Stock, and the acquisitions of CharterMed and ETSI. In addition, Lydall liquidated certain investments in marketable securities resulting in a decrease from the previous year.

In 1997, investments and financing costs produced $700 thousand of additional pretax income, compared with an incremental increase of $500 thousand in 1996. During 1997 and 1996, Lydall's cash flow was in excess of operating and financing requirements, resulting in higher investment income.

--------------------------------------------------------------------------------

STATEMENTS OF CHANGES IN PRETAX INCOME

----------------------------------------------------------------------------------------------------------------
$ millions                                                                            1998       1997       1996
----------------------------------------------------------------------------------------------------------------
Prior year's pretax income                                                       $    34.5  $    39.9  $    36.9
 ................................................................................................................
Acquisitions--change in:
    Gross margin                                                                       1.4        0.7        2.2
    Selling, product development, and administrative expenses                         (9.8)      (1.4)      (0.6)
 ................................................................................................................
Total change from acquisitions                                                        (8.4)      (0.7)       1.6
 ................................................................................................................
Operations--change in:
    Gross margin                                                                     (14.2)      (5.2)       2.2
    Selling, product development, and administrative expenses                         (3.7)      (0.6)      (1.5)
    Other income/expense                                                              (0.1)       0.4        0.2
 ................................................................................................................
Total change from operations                                                         (18.0)      (5.4)       0.9
 ................................................................................................................
Nonoperating investments and financing--change in:
    Investment income                                                                 (2.3)       0.6        0.3
    Interest expense                                                                  (0.4)       0.1        0.2
 ................................................................................................................
Total change from nonoperating investments and financing                              (2.7)       0.7        0.5
 ................................................................................................................
Total change                                                                         (29.1)      (5.4)       3.0
 ................................................................................................................
Current year's pretax income                                                     $     5.4  $    34.5  $    39.9
----------------------------------------------------------------------------------------------------------------

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E. Without limiting the generality of the foregoing, the words "believes," "anticipates," "plans," "expects," and other similar expressions are intended to identify forward-looking statements. Investors should be aware that such forward-looking statements are based on the current expectations of management and are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in the forward-looking statements. In addition to general economic conditions and market trends, some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to, the following:

A MAJOR DOWNTURN OF THE U.S. AND EUROPEAN AUTOMOTIVE MARKETS. Although Lydall's automotive sales are not solely contingent on the strength of the automotive market, a significant downturn of the U.S. and European automotive industry could have a substantial impact on Lydall's results. The Company also can be affected when automotive manufacturers discontinue production of specific models that contain Lydall's products. On the other hand, Lydall benefits from the introduction of new models. Twenty-five percent of Lydall's total sales in 1998 were to the automotive market. This is expected to increase to approximately 45 percent with the addition of Lydall

Gerhardi's sales in 1999. Lydall's primary automotive products are thermal barriers and heat shields employed both inside and outside of vehicles. Most of Lydall's products are supplied to meet unique, niche applications. There is no direct correlation between the number of Lydall parts on a vehicle and the number of units built, as with tires or steering wheels for example. Slight fluctuations in automotive production have relatively little effect on Lydall's business; however, a major downward shift could prevent Lydall from achieving its projected results.

A SIGNIFICANT CHANGE IN THE NUMBER OF CLEAN ROOMS BEING BUILT. Lydall's high-efficiency air filtration business is linked to the fabrication of clean rooms and the growth of commercial heating, ventilation, and air conditioning applications around the world. Lydall is affected by the cyclicality of these industries. Various independent industry-published forecasts project excellent long-term growth for clean-room fabrications and clean-air applications in general. Lydall relies on these forecasts, feedback from its filtration customers, and other market intelligence sources for forward-looking information. Lydall's outlook for 1999 is based in part on a slight improvement in these markets; however, if a market decline or significant upsurge were to occur, Lydall's results would be affected accordingly.

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

NEW PRODUCT INTRODUCTIONS. Improved performance and growth is partially linked to new product introductions planned for the future. The timing and degree of success of new product programs impact Lydall's projected results.

YEAR 2000. The estimates and conclusions relating to Lydall 2000 are based on management's best estimates of future events. Risks to completing the plan include the availability of resources, the ability to discover and correct the potential Year 2000 sensitive problems, and the ability of third parties to bring their systems into Year 2000 compliance.

The Company does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Lydall ended 1998 with $52.3 million outstanding against short-term credit lines to support significant investments in a variety of areas. The Company completed three strategic acquisitions for cash totaling $46.4 million, in addition to capital expenditures of $17.7 million and purchases of Common Stock totaling $10.3 million. Late in 1998, the Company suspended the purchase of Common Stock except to offset shares granted under the Company's stock option award program, choosing to focus on the cash requirements for existing operations and acquisitions.

Lydall funded an aggressive capital plan in 1997 of $17.1 million in addition to purchasing 1.3 million shares of Common Stock for $27.4 million. Lydall ended the year with $8.9 million in cash and cash equivalents, plus $3.9 million in short-term investments.

YEAR 2000

Many computer systems and equipment with embedded microchips or processors use only two digits to represent the year, which results in their inability to accurately process certain data before, during or after the year 2000. As a result, business and governmental entities are at risk of possible miscalculations or system failures causing disruptions in their business operations. The century-dating issue can arise at any point in the Company's supply, manufacturing, processing, distribution, and financial chains.

Lydall has recognized the urgency of updating its information technology systems to improve product quality, process efficiencies, productivity, and to accommodate century-dating issues. The Company and each of its operating subsidiaries are in the process of implementing a Year 2000 readiness program with the objective of having all significant systems processing date-sensitive transactions properly. The project, Lydall 2000, has been underway since 1995. Lydall 2000 addresses information technology and non-information technology systems as well as an assessment of the status of third parties.

Information technology systems were analyzed to determine those which must be replaced to meet the criteria of Lydall 2000. The identified systems have been segregated into two logical implementation projects. The scope of these projects has been determined, the infrastructure has been put in place, and the Company is progressing with the implementations. World-class systems that meet the objectives of the Company were chosen to replace legacy systems. Domestic financial and manufacturing system implementations were approximately 80 percent complete at the end of 1998. The Company expects total completion by the beginning of the third quarter of 1999. Several domestic locations were Year 2000 compliant at the end of 1998. The implementation of the international financial and manufacturing systems were approximately 25 percent completed at the end of 1998 and are expected to be totally integrated by the end of the fourth quarter of 1999. The completion timeframe includes time for testing and verification of newly implemented systems. The human resource management system is currently Year 2000 compliant. An implementation strategy is currently being developed to integrate newly acquired Gerhardi operations and to address any century-dating issues.

Assessment of non-information technology systems was also completed as part of Lydall 2000. Systems requiring remediation are expected to be substantially compliant by mid-year 1999.

Additionally, customers and suppliers, who could have a material impact on the Company's operations, are being contacted to verify their Year 2000 readiness. The Company intends to assess their compliance and consider alternatives where necessary.

Since the inception of Lydall 2000, the Company has capitalized costs of approximately $9.5 million. Based on experience to date, approximately $2.0 million of Lydall 2000 costs remain to be capitalized. The cost to update Gerhardi's systems has not yet been determined.

The failure to correct a material Year 2000 problem could result in an interruption in, or a failure of, certain normal business activities or operations. Such failures could materially affect the Company's results of operations, liquidity or financial condition. Due to the general uncertainty inherent in the Year 2000 problem, resulting in part from the uncertainty of the Year 2000 readiness of third-party suppliers and customers, the Company is unable to determine at this time whether the consequences of Year 2000 failures will have a material impact on its results of operations, liquidity or financial condition. Lydall 2000 is expected to significantly reduce the level of uncertainty about the Year 2000 problem. The Company believes that, with the implementation of new systems and completion of Lydall 2000, the possibility of significant interruptions of normal operations should be substantially reduced.

With respect to contingency plans, the Company is anticipating being compliant prior to the year 2000. The Company will continue to reassess the need for formal contingency plans, based upon progress of Year 2000 efforts by the Company and third parties. If deemed necessary, contingency planning will begin in the first quarter of 1999.

CASH FLOW OVERVIEW

Cash provided by operating activities was approximately $20.3 million in 1998, compared with $24.5 million and $37.8 million in 1997 and 1996, respectively. Positive cash flows in 1998 were derived from operating earnings before deducting non-cash charges for depreciation, amortization, and impairment losses. Working capital increases partially offset operating earnings and non-cash charges.

Operating activities generated substantially higher cash flows in 1997 and 1996 due to higher earnings levels. Working capital increases in 1997 reduced cash flows, while 1996 results were positively impacted by strong working capital management results.

Cash flow used in investing activities in 1998 reached a record $60.0 million, with $46.4 million used for strategic acquisitions and $17.7 million for capital expenditures. Investing activities consumed $16.2 million in 1997 and $15.9 million in 1996. In both 1997 and 1996, capital expenditures were the primary use of cash as acquisition activity was minimal.

Lydall generated $33.0 million in cash flow from financing activities in 1998. Net proceeds from bank credit lines were $44.6 million, while the largest use of cash was the purchase of Common Stock for $10.3 million. In 1997, financing activities resulted in net cash outflows of $37.5 million, including debt repayments totaling $12.5 million and Common Stock purchases amounting to $27.4 million. Financing activities in 1996 used $11.4 million, which included Common Stock purchases of $10.3 million, debt payments of $2.9 million, and partially offset by $1.8 million of proceeds from stock option exercises.

WORKING CAPITAL PRODUCTIVITY

Lydall has measured working capital productivity, or working capital turnover, for a number of years to assess short-term utilization of operating resources. Working capital turnover is defined as annual sales divided by the quarterly average of receivables and inventory, less accounts payable. Since the acquisition of Gerhardi was not completed until December 30, 1998, its related working capital has been excluded from this analysis. Turnover declined by 16 percent in 1998 to 6.4 times from 7.6 times in 1997. The overall performance was driven by increased finished goods inventories at many locations, while sales declined by 6 percent. Acquisitions, especially Fort Washington, experienced very low turnover as the dynamics of higher inventories and lower sales were more pronounced. Inventories will be managed more closely in line with demand patterns in 1999. Management's goal is to improve turnover to historical rates in 1999.

Turnover in 1997 of 7.6 times compared with turnover of 8.2 times in 1996, the peak efficiency recorded by Lydall. Results in 1997 were also diluted by effects of acquisitions.

----------------------------------------------------------------------------------------------------------
$ millions                                                                   1998       1997       1996
----------------------------------------------------------------------------------------------------------
Net sales                                                                  $   230.0  $   244.3  $   252.7
Average working capital                                                         36.2       32.3       30.7
Working capital turnover                                                         6.4        7.6        8.2
Percent change from previous year                                                (16)        (8)        12
----------------------------------------------------------------------------------------------------------

FUTURE CASH REQUIREMENTS

Cash requirements for 1999 include the funding of ongoing operations, capital expenditures, and acquisitions. Lydall anticipates refinancing the short-term credit facilities used to acquire Gerhardi in December 1998. Lydall has suspended purchases of Common Stock except to offset shares granted under the Company's stock option award program, choosing to focus on cash requirements for existing operations and acquisitions.

The 1999 capital expenditure budget for operations, excluding Gerhardi, is $11.0 million, down from actual expenditures in 1998 and 1997 exceeding $17.0 million. The lower level reflects the substantial completion of Lydall 2000 and somewhat lower requirements for strategic capital investments. Capital expenditures at Gerhardi will be substantial in 1999 as Lydall takes over a growing company in the midst of a large capacity expansion for the metal heat-shield market. Capital requirements at Gerhardi are expected to range between $8.0 million and $11.0 million in 1999 and to decline substantially in 2000.

Management expects to finance capital expenditures and working capital needs from cash provided by operating activities in 1999. Acquisitions, if completed, would require additional borrowing which is anticipated to be provided from a renegotiated credit facility as described under "Credit Arrangements."

CREDIT ARRANGEMENTS

At the end of 1998, domestic credit arrangements totaled $70.0 million. Lydall also acquired credit capacity with Gerhardi amounting to approximately $7.7 million. Domestic credit lines are renewed annually, and Lydall pays interest at money market rates. Lydall also compensates banks for certain services on a fee basis. Management is in the process of refinancing current facilities to extend maturities beyond one year, to provide adequate capacity for capital spending requirements, and to provide additional capacity for unforeseen events, including potential acquisitions. Based on market conditions in early 1999, Lydall expects the refinancing to occur on reasonable terms by mid-year 1999.

CAPITAL STRUCTURE

Lydall's long-term financial strategy is to prudently utilize debt financing for future growth opportunities, both internal and external. The Company plans to maintain an investment-grade credit rating, while allowing temporary departures to facilitate acquisitions. At the end of 1998, Lydall's total borrowing was $54.7 million. Coupled with stockholder's equity of $109.2 million, total capitalization was $163.9 million. Debt represented 33 percent of Lydall's total capital structure.

Based on capital spending plans in 1999, and expected cash flows from operating activities, Lydall's capacity to fund strategic acquisitions is limited to less than $50 million. Lydall would consider exceeding its long-term goal of 40-percent debt to total capitalization in the short-term, with a goal of refinancing or restructuring the Company to return within those guidelines. The Company continues to seek strategic acquisitions in the filtration and thermal-barrier markets.

OTHER KEY FINANCIAL ITEMS

CASH AND CASH EQUIVALENTS. Cash and cash equivalents decreased to $2.3 million at the end of 1998 from $8.9 million in 1997.

SHORT-TERM INVESTMENTS. Lydall invests in highly liquid investments with maturities greater than three months at the time the investments are made. The Company had no short-term investments at December 31, 1998 and $3.9 million at December 31, 1997.

RECEIVABLES. Receivables were $48.6 million in 1998 and $32.2 million in 1997, of which trade receivables were $46.0 million and $31.9 million for 1998 and 1997, respectively. Days of sales outstanding in trade receivables were 53 in 1998 and 51 in 1997. Foreign and export sales were approximately 18 percent of total sales in 1998, 20 percent in 1997, and 21 percent in 1996. These sales are concentrated primarily in Europe, the Far East, Mexico, and Canada.

INVENTORIES. Inventories were $28.9 million at December 31, 1998, net of LIFO reserves of $1.2 million, and $15.5 million at December 31, 1997, net of LIFO reserves of $1.2 million.

WORKING CAPITAL. Working capital decreased to a deficit of $9.1 million on December 31, 1998 from $39.2 million on December 31, 1997. The ratio of current assets to current liabilities decreased to 0.91 from 2.39.

CAPITAL ASSET EXPENDITURES. Capital asset expenditures were $17.7 million in 1998, $17.1 million in 1997, and $10.9 million in 1996. Depreciation was $8.8 million in 1998, $8.0 million in 1997, and $7.8 million in 1996. The Company's 1999 Capital Plan calls for commitments of $11.0 million plus expenditures of between $8.0 million and $11.0 million at Gerhardi with spending focused on the following areas--(1) expansion of metal heat-shield capacity at Gerhardi; and
(2) process improvements that lower the Company's Cost of Quality. Expenditures in 1999 are expected to be financed from existing cash balances or cash generated from operations.

DEBT TO TOTAL CAPITALIZATION. Debt to total capitalization increased to 33 percent in 1998 from 4 percent in 1997.

COMMON STOCKHOLDERS' EQUITY. Common stockholders' equity decreased to $109.2 million at December 31, 1998, a decrease of 3 percent from $113.0 million at December 31, 1997. On a per-share basis, common stockholders' equity decreased to $6.96 at December 31, 1998 from $7.04 at December 31, 1997.

DIVIDEND POLICY. The Company does not pay a cash dividend on its Common Stock and does not anticipate doing so in the foreseeable future. Cash will be reinvested into core businesses.

RESEARCH AND DEVELOPMENT. Research and development investments were $8.7 million in 1998, $8.7 million in 1997, and $6.8 million in 1996.

RECENTLY ISSUED ACCOUNTING STANDARDS.

See "Significant Accounting Policies" in "Notes to Consolidated Financial Statements" on Page F-8.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Lydall is exposed to market risk related to changes in foreign currency exchange rates and interest rates.

FOREIGN CURRENCY RISK

Lydall has sales and manufacturing activities in foreign countries. As a result, financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's primary currency exposures are with the French franc and German mark.

Lydall's foreign and domestic operations limit foreign currency exchange transaction risk by completing transactions primarily in their local currencies. Lydall utilizes bank loans and other debt instruments throughout its operations. To mitigate foreign currency risk, such debt is primarily taken out in the underlying local currency of the subsidiary.

Lydall used a foreign currency forward exchange contract to mitigate exposure to foreign currency volatility in its December 30, 1998 acquisition of a German subsidiary. The contract, for the contractual amount equivalent to $17 million at a contract rate of 1.6733, limited Lydall's exposure to both favorable and unfavorable currency fluctuations and settled on January 5, 1999 resulting in a minimal gain.

There were no outstanding foreign currency forward exchange contracts at December 31, 1997.

INTEREST RATE RISK

Lydall's interest rate exposure is most sensitive to changes in US interest rates. All of Lydall's outstanding debt at December 31, 1998 matures at various dates during 1999. The weighted average interest rate on this debt was 6 percent which approximates market.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is contained under Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the Company's independent accountants on accounting and financial disclosure.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of Lydall and disclosure of late filings required by Section 16 of the Exchange Act are incorporated by reference to the definitive Proxy Statement of Lydall to be filed with the Commission relating to its Annual Meeting of Stockholders to be held on May 12, 1999. Information regarding the executive officers and other significant employees of the Company is contained on page 6 of this report.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding the compensation of Lydall's directors and executive officers is incorporated by reference to the definitive Proxy Statement of Lydall to be filed with the Commission relating to its Annual Meeting of Stockholders to be held on May 12, 1999, including the Compensation and Stock Option Committee Report to Stockholders, found on pages 6 through 18, and the comparative performance graph located on page 19, therein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of the Company is incorporated by reference to the definitive Proxy Statement of Lydall to be filed with the Commission relating to its Annual Meeting of Stockholders to be held on May 12, 1999.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions with management is incorporated by reference to the definitive Proxy Statement of Lydall to be filed with the Commission relating to its Annual Meeting of Stockholders to be held on May 12, 1999.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

----------------------------------------------------------------------------------------------------------
                                                                                                   PAGE
----------------------------------------------------------------------------------------------------------
A)1, FINANCIAL STATEMENTS:
  Report of Management                                                                                 F-1
  Report of Independent Accountants                                                                    F-2
  Consolidated Statements of Income and Comprehensive Income for the three years ended December
    31, 1998                                                                                           F-3
  Consolidated Balance Sheets at December 31, 1998 and 1997                                            F-4
  Consolidated Statements of Changes in Stockholders' Equity for the three years ended December
    31, 1998                                                                                           F-6
  Consolidated Statements of Cash Flows for the three years ended December 31, 1998                    F-7
  Notes to Consolidated Financial Statements                                                           F-8
A)2, FINANCIAL STATEMENT SCHEDULES:
  Schedule II-Valuation and Qualifying Accounts for the three years ended December 31, 1998            S-1

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or are presented in the Notes to the Consolidated Financial Statements, and therefore have been omitted.

    A)3, EXHIBITS INCLUDED HEREIN OR INCORPORATED BY REFERENCE:

      3.1  Amended and Restated Certificate of Incorporation of the Registrant dated August 14, 1995
           (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q dated November 9,
           1995, and incorporated herein by this reference).
      3.2  Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant's Registration Statement on
           Form 8-B dated October 16, 1987, and incorporated herein by this reference).
      4.1  Certain long-term debt instruments, each representing indebtedness in an amount equal to less than 10 percent of the Registrant's total consolidated assets, have not been filed as exhibits to this Annual Report on Form 10-K. The Registrant will file these instruments with the
           Commission upon request.
     10.1* Amended and restated, Lydall, Inc. 1982 Stock Incentive Compensation Plan, amended through May
           14, 1991 (filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K dated March 26,
           1992 and incorporated herein by this reference).
     10.2* Lydall, Inc. Senior Management Annual Incentive Compensation Plan (filed as Exhibit 3.5 to the
           Registrant's Registration Statement on Form 8-B dated October 16, 1987, and incorporated herein by this reference).
     10.3* Lydall, Inc. Management Annual Incentive Compensation Plan (filed as Exhibit 3.6 to the
           Registrant's Registration Statement on Form 8-B dated October 16, 1987, and incorporated herein by this reference).
     10.4* Employment Agreement with Leonard R. Jaskol dated March 1, 1995 (filed as Exhibit 10.6 to the
           Registrant's Annual Report on Form 10-K dated March 27, 1995, and incorporated herein by this reference).
     10.5* Employment Agreement with John E. Hanley dated March 10, 1995 (filed as Exhibit 10.1 to the
           Registrant's Quarterly Report on Form 10-Q dated May 9, 1995, and incorporated herein by this reference).
     10.6* Employment Agreement with Elliott F. Whitely dated March 10, 1995 (filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-Q dated May 9, 1995, and incorporated herein by this reference).
     10.7* Employment Agreement with Raymond J. Lanzi dated March 10, 1995 (filed as Exhibit 10.5 to the
           Registrant's Quarterly Report on Form 10-Q dated May 9, 1995, and incorporated herein by this reference).
     10.8* Employment Agreement with William J. Rankin, dated March 10, 1995 (filed as Exhibit 10.7 to the Registrant's Quarterly Report on Form 10-Q dated May 9, 1995, and incorporated herein by this reference).
     10.9* Employment Agreement with Carole F. Butenas dated March 10, 1995 (filed as Exhibit 10.8 to the
           Registrant's Quarterly Report on Form 10-Q dated May 9, 1995, and incorporated herein by this reference).
    10.10* Employment Agreement with Mona G. Estey dated March 10, 1995 (filed as Exhibit 10.9 to the
           Registrant's Quarterly Report on Form 10-Q dated May 9, 1995, and incorporated herein by this reference).
    10.11* Employment Agreement with Mary A. Tremblay dated March 10, 1995 (filed as Exhibit 10.10 to the
           Registrant's Quarterly Report on Form 10-Q dated May 9, 1995, and incorporated herein by this reference).
    10.12* Employment Agreement with John J. Worthington dated November 7, 1996 (filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K dated March 27, 1997 and incorporated herein by this reference).
    10.13* Lydall, Inc. Board of Directors Deferred Compensation Plan effective January 1, 1991 (filed as
           Exhibit 10.17 to the Registrant's Annual Report on Form 10-K dated March 26, 1991 and incorporated herein by this reference).

    10.14* Lydall, Inc. Supplemental Executive Retirement Plan effective January 1, 1994 (filed as
           Exhibit 10.20 to the Registrant's Annual Report on Form 10-K dated March 27, 1996, and incorporated herein by this reference).
    10.15* Amended and restated, 1992 Stock Incentive Compensation Plan, dated May 14, 1992, amended through May 14, 1997 (filed as Exhibit 4.3 to the Registrant's Registration Statement on Form
           S-8 dated April 17,1998, Reg. No. [33-93768], and incorporated herein by this reference).
    10.16* Employment Agreement with James P. Carolan dated February 1, 1999, filed herewith.
    10.17* Employment Agreement with Christopher R. Skomorowski dated February 1, 1999, filed herewith.
    10.18  Asset Purchase Agreement between Lydall New York, Inc. and Textile Technologies Industries,
           Inc. (filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K dated March 27,
           1997, and incorporated herein by this reference).
    10.19  Asset Purchase Agreement between CharterMed, Inc. and Charter Medical, Ltd. (filed as Exhibit
           10.20 to the Registrant's Annual Report on Form 10-K dated March 16, 1998, and incorporated herein by this reference).
    10.20  Asset Purchase Agreement between Lydall Central, Inc. and Engineered Thermal Systems, Inc.
           (filed as Exhibit 10.1 to the Registrant's Quarterly report on Form 10-Q dated May 7, 1998, and incorporated herein by this reference).
    10.21  Purchase and Sale Agreement (English Translation) signed as of December 30, 1998 by and between HOHENSTAUFEN EINHUNDERTSTE Vermogensverwaltungs GmbH, a wholly owned subsidiary of
           Lydall, Inc. and Gerhardi & Cie. GmbH & Co. KG related to the purchase of all the outstanding shares of Gerhardi & Cie. GmbH & Co. KG (filed as Exhibit 2.1 to the Registrant's Current
           Report on Form 8-K filed January 14, 1999).
     21.1  List of subsidiaries of the Registrant, filed herewith.
     23.1  Consent of PricewaterhouseCoopers LLP, filed herewith.
     24.1  Power of Attorney, dated March 10, 1999, authorizing Christopher R. Skomorowski and/or John E.
           Hanley to sign this report on behalf of each member of the Board of Directors indicated
           therein, filed herewith.
     27.1  Financial Data Schedule, filed herewith.
           *Management contract or compensatory plan.
        B) REPORTS ON FORM 8-K:
     99.1  The Company filed a Current Report on Form 8-K dated December 3, 1998 reporting the Board of
           Directors' election of Christopher R. Skomorowski to succeed Leonard R. Jaskol as President and Chief Executive Officer.
     99.2  The Company filed a Current Report on Form 8-K dated January 14, 1999 reporting the acquisition of Gerhardi & Cie. GmbH and Co. KG by a wholly owned subsidiary of Lydall, Inc.;
           the appointment of Roger M. Widmann as Chairman of the Board of Directors; and the Company's
           recording of non-recurring expenses and write-offs in the fourth quarter ended December 31,
           1998, totaling approximately $9 million.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lydall, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LYDALL, INC.

Date   March 18, 1999                  By         /s/ CHRISTOPHER R. SKOMOROWSKI
       ------------------------------       ------------------------------------------
       March 18, 1999                               Christopher R. Skomorowski
                                              President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lydall, Inc. in the capacities and on the dates indicated.

          SIGNATURE                             TITLE                            DATE
------------------------------      ------------------------------      ----------------------
CHRISTOPHER R. SKOMOROWSKI          President, Chief Executive              March 18, 1999
------------------------------        Officer and Director                  --------------
Christopher R. Skomorowski                                                  March 18, 1999

                                    Vice President-Finance and
JOHN E. HANLEY                        Treasurer (Principal                  March 18, 1999
------------------------------        Financial and Accounting              --------------
John E. Hanley                        Officer)                              March 18, 1999

JOHN E. HANLEY
------------------------------                                              March 18, 1999
John E. Hanley                                                              --------------
Attorney-in-fact for:                                                       March 18, 1999

    Christopher R. Skomorowski      Director

    Lee A. Asseo                    Director

    Samuel P. Cooley                Director

    W. Leslie Duffy                 Director

    David Freeman                   Director (constituting in excess of a majority of the full
                                      Board of Directors)

    Joel Schiavone                  Director

    Elliott F. Whitely              Director

    Roger M. Widmann                Director

    Albert E. Wolf                  Director

    John J. Worthington             Director

MANAGEMENT'S REPORT

                      While Lydall's financial statements and the related financial data contained in this Annual Report have been prepared in conformity with generally accepted accounting principles and such financial statements have been audited by PricewaterhouseCoopers LLP, the ultimate accuracy and validity of this information is the responsibility of the Company's management. To carry out this responsibility, Lydall maintains comprehensive financial policies, procedures, accounting systems and internal controls which management believes provide reasonable assurance that accurate financial records are maintained and corporate assets are safeguarded.

                      The Audit Committee of the Board of Directors, consisting of three outside directors, meets regularly with Company management and the internal auditor to review corporate financial policies and internal controls. The Audit Committee also meets with the independent auditors to review the scope of the annual audit and any comments they may have regarding the Company's internal accounting controls.

                      In management's opinion, Lydall's system of internal accounting control is adequate to ensure that the financial information in this report presents fairly the Company's results of operations and financial condition.

                                  [LOGO]

                      John E. Hanley
                      Vice President-Finance
                      and Treasurer

REPORT OF INDEPENDENT
ACCOUNTANTS

                      To the Board of Directors and
                      Stockholders of Lydall, Inc.:

                      In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 24 present fairly, in all material respects, the financial position of Lydall Inc. and its subsidiaries at December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1998, in conformity with generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 24 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

                                         [LOGO]

                      Hartford, Connecticut
                      March 10, 1999

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

------------------------------------------------------------------------------------------------------
In thousands except per-share data      For the years ended December
  31,                                                                       1998       1997       1996
------------------------------------------------------------------------------------------------------
NET SALES                                                              $ 230,007  $ 244,289  $ 252,652
Cost of sales                                                            165,190    166,648    170,597
 ......................................................................................................
Gross margin                                                              64,817     77,641     82,055
Selling, product development, and administrative expenses                 50,071     44,888     42,778
Impairment loss                                                            8,467         --         --
 ......................................................................................................
Operating income                                                           6,279     32,753     39,277
Other (income) expense:
    Investment (income) loss                                                 284     (1,986)    (1,389)
    Interest expense                                                         825        368        518
    Other                                                                   (214)       (82)       294
 ......................................................................................................
                                                                             895     (1,700)      (577)
 ......................................................................................................

Income before income taxes                                                 5,384     34,453     39,854

Income tax expense                                                         1,182     12,542     15,118
 ......................................................................................................
NET INCOME                                                             $   4,202  $  21,911  $  24,736
 ......................................................................................................

BASIC EARNINGS PER COMMON SHARE                                        $     .27  $    1.31  $    1.44
Weighted average common stock outstanding                                 15,847     16,692     17,140
 ......................................................................................................
DILUTED EARNINGS PER COMMON SHARE                                      $     .26  $    1.27  $    1.38
Weighted average common stock and equivalents outstanding                 16,163     17,319     17,988
 ......................................................................................................

NET INCOME                                                             $   4,202  $  21,911  $  24,736
 ......................................................................................................
Other comprehensive income (loss):
    Foreign currency translation adjustments, net of $(180), $772,
      and $406 in tax effect, respectively                                   637     (1,349)      (666)
    Unrealized gain (loss) on securities:
    Unrealized holding gains (losses) arising during period, net of
      $103, $(317), and $(70) in tax effect, respectively                   (366)       553        116
    Less: reclassification adjustment for gains (losses) included in
      net income                                                            (344)       608         34
 ......................................................................................................
    Net unrealized gain (loss) on securities, net of $6, $31, and
      $(50) in tax effect, respectively                                      (22)       (55)        82
    Minimum pension liability adjustment, net of $281, $121, and
      $(224) in tax effect, respectively                                    (522)      (224)       416
 ......................................................................................................
Other comprehensive income (loss), net of tax                                 93     (1,628)      (168)
 ......................................................................................................
COMPREHENSIVE INCOME                                                   $   4,295  $  20,283  $  24,568
------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------------------------------
In thousands except share data       December 31,                                      1998       1997

------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
Cash and cash equivalents                                                         $   2,254  $   8,891
Short-term investments                                                                   --      3,873
Accounts receivable (less allowance for doubtful receivables of
  $1,504 in 1998 and $1,381 in 1997)                                                 48,609     32,203
Inventories:
    Finished goods                                                                   10,303      6,243
    Work in process                                                                   8,859      2,867
    Raw materials and supplies                                                       11,003      7,600
    LIFO reserve                                                                     (1,216)    (1,172)
 ......................................................................................................
Total inventories                                                                    28,949     15,538
Taxes receivable                                                                      2,256      2,032
Prepaid expenses                                                                      1,966      1,314
Deferred tax assets                                                                   6,785      3,586
 ......................................................................................................
Total current assets                                                                 90,819     67,437
PROPERTY, PLANT, AND EQUIPMENT, at cost:
Land                                                                                  2,729        983
Buildings and improvements                                                           30,764     21,178
Machinery and equipment                                                             111,157     81,496
Office equipment                                                                     16,865     10,447
Vehicles                                                                              1,310      1,178
Assets in progress                                                                    9,660     10,340
 ......................................................................................................
                                                                                    172,485    125,622
Less accumulated depreciation                                                       (64,649)   (56,762)
 ......................................................................................................
                                                                                    107,836     68,860
OTHER NONCURRENT ASSETS:
Goodwill, at cost (net of accumulated amortization of $4,463 and an impairment
  loss of $6,519 in 1998 and accumulated amortization of $2,807 in 1997)             23,380     19,155
Other assets, at cost (net of accumulated amortization of $7,922 in 1998 and
  $7,526 in 1997)                                                                     4,813      4,672
 ......................................................................................................
                                                                                     28,193     23,827
 ......................................................................................................
TOTAL ASSETS                                                                      $ 226,848  $ 160,124
------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

------------------------------------------------------------------------------------------------------
In thousands except share data       December 31,                                      1998       1997

------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Current portion of long-term debt                                                 $   2,340  $   2,950
Short-term borrowings                                                                52,324         --
Accounts payable                                                                     22,530     13,342
Accrued taxes                                                                         1,411      1,030
Accrued payroll and other compensation                                                5,810      4,856
Other accrued liabilities                                                            15,494      6,056
 ......................................................................................................
Total current liabilities                                                            99,909     28,234
 ......................................................................................................
Long-term debt                                                                           --      2,100
Deferred tax liabilities                                                             10,726     12,979
Other long-term liabilities                                                           6,988      3,781
Contingencies
STOCKHOLDERS' EQUITY:
Preferred stock                                                                          --         --
Common stock, par value $.10 per share, authorized 30,000,000 shares, issued
  21,714,301 shares in 1998 and 21,432,346 shares in 1997.                            2,171      2,143
Capital in excess of par value                                                       38,697     36,510
Retained earnings                                                                   129,310    125,108
Accumulated other comprehensive income                                                  (71)      (164)
 ......................................................................................................
                                                                                    170,107    163,597
Less cost of 6,020,441 shares of common stock in treasury in 1998 and 5,366,873
  shares in 1997                                                                    (60,882)   (50,567)
 ......................................................................................................
Total stockholders' equity                                                          109,225    113,030
 ......................................................................................................
Total liabilities and stockholders' equity                                        $ 226,848  $ 160,124
------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

-----------------------------------------------------------------------------------------------------------------------------
                                                                                         Accumulated
                                                              Capital in                       Other    Cost of         Total
                                     Preferred       Common    Excess of   Retained    Comprehensive   Stock in  Stockholders'
In thousands                             Stock        Stock    Par Value   Earnings    Income (Loss)   Treasury        Equity

-----------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1996         $      --     $   2,089    $  32,448   $  78,461     $   1,632     $ (12,819)  $  101,811
Stock options exercised                                 23        1,787                                                1,810
Purchase of treasury shares                                                                             (10,345)     (10,345)
Net income                                                                   24,736                                   24,736
Other comprehensive income                                                                   (168)                      (168)
 .............................................................................................................................
BALANCE AT DECEMBER 31, 1996              --         2,112       34,235     103,197         1,464       (23,164)     117,844
Stock options exercised                                 31        2,275                                                2,306
Purchase of treasury shares                                                                             (27,403)     (27,403)
Net income                                                                   21,911                                   21,911
Other comprehensive income                                                                 (1,628)                    (1,628)
 .............................................................................................................................
BALANCE AT DECEMBER 31, 1997              --         2,143       36,510     125,108          (164)      (50,567)     113,030
Stock options exercised                                 28        2,187                                                2,215
Purchase of treasury shares                                                                             (10,315)     (10,315)
Net income                                                                    4,202                                    4,202
Other comprehensive income                                                                     93                         93
 .............................................................................................................................
BALANCE AT DECEMBER 31, 1998       $      --     $   2,171    $  38,697   $ 129,310     $     (71)    $ (60,882)  $  109,225
-----------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------------------
In thousands      For the years ended December 31,                            1998       1997       1996
--------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                               $   4,202  $  21,911  $  24,736
  ......................................................................................................
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Depreciation                                                               8,844      7,993      7,824
  Amortization                                                               2,052      1,569      1,357
  Impairment loss                                                            8,467         --         --
  Loss on disposition of property, plant and equipment                         403        685        894
  Changes in operating assets and liabilities,
    excluding effects from acquisitions:
    Accounts receivable                                                      2,045      1,281      2,128
    Taxes receivable                                                          (224)    (2,032)        --
    Inventories                                                                333     (1,140)       860
    Prepaid and other assets                                                     5     (1,708)      (579)
    Accounts payable                                                          (895)    (2,049)      (196)
    Accrued taxes                                                              343       (249)     1,087
    Accrued payroll and other accrued liabilities                           (2,294)    (2,452)       263
    Deferred income taxes                                                   (5,600)       818       (620)
    Other long-term liabilities                                              2,651       (158)        --
  ......................................................................................................
Total adjustments                                                           16,130      2,558     13,018
  ......................................................................................................
NET CASH PROVIDED BY OPERATING ACTIVITIES                                   20,332     24,469     37,754
  ......................................................................................................
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                                             (46,447)       (78)    (2,030)
  Additions of property, plant and equipment                               (17,657)   (17,104)   (10,893)
  Proceeds from the sale of property, plant and equipment                      276         --         --
  Sale (purchase) of investments, net                                        3,851      1,013     (2,940)
  ......................................................................................................
NET CASH USED FOR INVESTING ACTIVITIES                                     (59,977)   (16,169)   (15,863)
  ......................................................................................................
CASH FLOWS FROM FINANCING ACTIVITIES:
  Long-term debt payments                                                   (3,484)    (4,450)    (2,863)
  Proceeds from short-term borrowings                                      110,820         --         --
  Payments of short-term borrowings                                        (66,245)        --         --
  Notes payable                                                                 --     (8,000)        --
  Issuance of common stock                                                   2,215      2,306      1,810
  Acquisition of common stock                                              (10,315)   (27,403)   (10,345)
  ......................................................................................................
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES                        32,991    (37,547)   (11,398)
  ......................................................................................................
EFFECT OF EXCHANGE RATE CHANGES ON CASH                                         17        (88)       (87)
  ......................................................................................................
Increase (decrease) in cash and cash equivalents                            (6,637)   (29,335)    10,406
Cash and cash equivalents at beginning of year                               8,891     38,226     27,820
  ......................................................................................................
CASH AND CASH EQUIVALENTS AT END OF YEAR                                 $   2,254  $   8,891  $  38,226
--------------------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
--------------------------------------------------------------------------------------------------------
  Cash paid during the year for:
    Interest                                                             $     734  $     687  $     897
    Income taxes                                                             6,231     14,678     13,985
  Noncash transactions:
    Amounts payable for acquired operations                                    240         16     10,527
    Additional minimum pension liability                                       999        591        930
    Unrealized gains (losses) on available-for-sale securities                 (22)       (55)        82
    Liabilities assumed with acquisitions                                   26,496         --         --
--------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Lydall, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from estimates.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents include cash on hand and highly liquid investments with a maturity of three months or less at the date of purchase. The investments are stated at cost, plus accrued interest which approximates market value.

SHORT-TERM INVESTMENTS. Lydall invests in highly liquid investments with maturities greater than three months at the time the investments are made. The investments are recorded at the lower of cost or market, plus accrued interest. Lydall had no short-term investments at December 31, 1998.

CONCENTRATION OF RISK. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and trade receivables. The Company places its cash, cash equivalents and short-term investments in high-quality financial institutions and instruments. Concentrations of credit risk with respect to trade receivables are limited by the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. Sales to the automotive market were 25.4 percent of the Company's 1998 total sales compared with 26.3 percent in 1997 and 32.3 percent in 1996. Sales to the Ford Motor Co. represented 15.2 percent, 19.3 percent, and 16.6 percent of Lydall's total sales in 1998, 1997, and 1996, respectively. No other single customer accounted for more than 10 percent of total sales in 1998, 1997, or 1996. As of December 31, 1998, the Company had no other significant concentrations of risk.

INVENTORIES. Approximately 33 percent in 1998 and 54 percent in 1997 of the inventories have been valued on a last-in, first-out (LIFO) method and the balance on a first-in, first-out (FIFO) method at the lower of cost or market.

DEPRECIATION AND AMORTIZATION. Property, plant, and equipment are depreciated over their estimated useful lives on the straight-line method for financial statement purposes. Leasehold improvements are depreciated on a straight-line basis over the term of the lease or the life of the asset, whichever is shorter.

Useful lives by category are as follows:

------------------------------------------------------------------------------------------------
Category                                                                             Useful Life
------------------------------------------------------------------------------------------------
Buildings and improvements                                                           10-35 years
Machinery and equipment                                                               5-25 years
Office equipment                                                                       2-8 years
Vehicles                                                                               3-6 years
------------------------------------------------------------------------------------------------

Software capitalized in conjunction with Lydall 2000 is included in Office Equipment and is depreciated over an estimated useful life of 8 years.

INTANGIBLES. Goodwill and other intangibles are being amortized on a straight-line basis over periods not exceeding 25 years.

VALUATION OF LONG-LIVED ASSETS. The Company periodically evaluates the recoverability of long-lived assets, including goodwill and other intangible assets, by analyzing the associated estimated undiscounted cash flows. At the time such evaluations indicate that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset, the asset is adjusted to fair value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Based on these evaluations, certain machinery and goodwill were adjusted down to fair value in 1998. There were no such adjustments to carrying values in 1997.

RESEARCH AND DEVELOPMENT.  Costs are charged to expense as incurred.

REVENUE RECOGNITION.  Lydall recognizes revenues when the product is shipped.

EARNINGS PER SHARE. Basic earnings per common share are based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are based on net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock options, stock awards and warrants where such effect is dilutive.

INCOME TAXES. The provision for income taxes is based upon income reported in the accompanying financial statements. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In accordance with SFAS 109, these deferred taxes are measured by applying currently enacted tax laws.

FOREIGN OPERATIONS. The Company operates a manufacturing plant in Saint-Rivalain, France. Foreign sales were $10.8 million, $11.2 million, and $15.3 million, for the years ended December 31, 1998, 1997, and 1996, respectively. The French operation incurred losses of $979 thousand (including the recognition of an impairment loss of $941 thousand), $348 thousand and $796 thousand for the years ended December 31, 1998, 1997, and 1996, respectively. Total foreign assets were $73.4 million and $16.4 million at December 31, 1998 and 1997, respectively. Assets in 1998 include those acquired with the purchase of Gerhardi. Gerhardi did not contribute to operations in 1998.

TRANSLATION OF FOREIGN CURRENCIES. Assets and liabilities of foreign subsidiaries are translated at exchange rates prevailing on the balance sheet date; revenues and expenses are translated at average exchange rates prevailing during the period except for individually significant transactions which are translated at the prevailing rate on the date of the transaction; and elements of stockholders' equity are translated at historical rates. Any resulting gains or losses are reported in Other Comprehensive Income.

RESTATEMENT OF PRIOR YEAR'S FINANCIAL STATEMENTS. Certain components of the financial statements have been restated to reflect the adoption of new accounting standards.

RECENTLY ISSUED ACCOUNTING STANDARDS. The Company adopted Statement of Financial Accounting Standards No. 130, No. 131, and No. 132, "Reporting Comprehensive Income," ("SFAS 130"), "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"), and "Employers' Disclosures about Pensions and Other

Postretirement Benefits," ("SFAS 132"), all of which are effective for fiscal years beginning after December 15, 1997.

In June of 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999. As of December 31, 1998, the Company does not have any material derivative instruments. Lydall does not anticipate there will be a material effect on the Company's consolidated financial position, results of operations, comprehensive income, or cash flows as a result of implementing this pronouncement.

INVESTMENTS

The Company's investments are categorized as available-for-sale debt and equity securities, as defined by the Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The Company held no available-for-sale debt or equity securities at December 31, 1998. The carrying value of these securities was $13.5 million in 1997, which approximated fair market value. In 1997, $9.6 million was classified in cash equivalents and $3.9 million, in short-term investments.

The amortized costs of investments in debt securities by contractual maturity are shown below.

----------------------------------------------------------------------------------------------------------
In thousands      December 31,                                                             1998       1997
----------------------------------------------------------------------------------------------------------
Due in one year or less                                                               $      --  $   6,400
Due after one year through five years                                                        --         --
Due after five years through ten years                                                       --         --
Due after ten years                                                                          --        220
 ..........................................................................................................
                                                                                      $      --  $   6,620
----------------------------------------------------------------------------------------------------------

The net unrealized gains and losses at December 31, 1997 are included as a component of Accumulated Other Comprehensive Income. There were no unrealized gains or losses as of December 31, 1998. Gross unrealized gains were $318 thousand, and gross unrealized losses were $296 thousand as of December 31, 1997. Gains were realized on sales of securities of $1.1 million in both 1998 and 1997, and losses were realized of $1.5 million and $136 thousand during 1998 and 1997, respectively. The gross realized gains and losses were immaterial to the consolidated financial statements during 1996. For the purpose of computing realized gains and losses, cost is determined on a specific identification basis.

LONG-TERM DEBT

----------------------------------------------------------------------------------------------------------
In thousands      December 31,                                                             1998       1997

----------------------------------------------------------------------------------------------------------

7.25% Note Purchase Agreement, balance due in full in 1999                            $   2,100     $4,300

5.48% Indemnification Note                                                                   --        750

5.37% Note Payable, balance due in full in 1999                                             240         --
 ..........................................................................................................
                                                                                          2,340      5,050
Less portion due within one year                                                         (2,340)    (2,950)
 ..........................................................................................................
                                                                                      $      --     $2,100
----------------------------------------------------------------------------------------------------------

The Note Purchase Agreement is restricted by a debt covenant, among others, that requires a debt-to-capital ratio of no more than .45 in order to borrow under long-term debt agreements in the future. While by commonly used methods Lydall's current debt-to-capital ratio is .33, it is .43 as defined by the terms of this agreement as of December 31, 1998. The Company obtained a waiver for default of certain covenants in the Note Purchase Agreement. The waiver is effective through the date of final payment.

CREDIT ARRANGEMENTS

Lydall maintains domestic and foreign credit arrangements totaling over $77.7 million, the majority of which are renewed annually. The facilities have interest rate options determinable by the Company based upon prime, money market, or LIBOR rates, plus an applicable margin. During 1998, interest rates on lines of credit averaged 6.0 percent. The Company compensates its banks on a fee-for-service basis for services provided. These credit arrangements contain cross-default provisions that could accelerate payment requirements. At December 31, 1998, $52.3 million was outstanding on domestic and foreign lines of credit. Of this amount, $9.2 million was related to the acquisition of the St. Johnsbury Operation on April 18, 1998, and $31.6 million related to the acquisition of Gerhardi & Cie. GmbH & Co. KG on December 30, 1998.

At December 31, 1997, no amounts were outstanding on domestic and foreign lines of credit.

FINANCIAL INSTRUMENTS

The Company utilizes letters of credit in the ordinary course of business and to satisfy self-insurance security deposit requirements. Outstanding letters of credit were $2.4 million and $1.8 million as of December 31, 1998 and 1997, respectively. The Company does not expect any material losses to result from these off-balance-sheet instruments as performance is not expected to be required.

LONG-TERM OPERATING LEASES

Lydall has operating leases which resulted in an expense of $2.6 million in 1998, $1.9 million in 1997, and $1.7 million in 1996. These contracts range from vehicle leases to building leases which require payment of property taxes, insurance, repairs and other operating costs.

Future net lease commitments under noncancelable operating leases are:

IN THOUSANDS                               1999       2000       2001       2002       2003     THEREAFTER      TOTAL
---------------------------------------------------------------------------------------------------------------------
Net lease payments                    $   2,204  $   1,788  $   1,439  $     739  $     656    $     817    $   7,643
---------------------------------------------------------------------------------------------------------------------

ACQUISITIONS AND OTHER INVESTMENTS

On December 30, 1998, a subsidiary of the Company acquired for cash all of the outstanding shares of Gerhardi & Cie GmbH & Co. KG ("Gerhardi"), a privately held German manufacturer of automotive components. Under the terms of the agreement and in consideration for Gerhardi's outstanding shares, the Company's subsidiary paid to Gerhardi a negotiated purchase price of $30.7 million and assumed Gerhardi's existing liabilities, net of cash, of approximately $26.5 million. The purchase price is subject to a post-closing net equity adjustment as defined in the agreement and has been allocated on a preliminary basis. Lydall, Inc. funded the subsidiary's acquisition through interim borrowing on existing lines of credit. It is the Company's intention to evaluate and obtain permanent financing. This acquisition was accounted for under the purchase method of accounting. The fair value of assets acquired exceeded the cost of the acquisition, and as a result, the Company reduced the appraised value of long-term assets by $9.1 million. The operating results of Gerhardi will be included in the Company's consolidated financial statements from the date of acquisition.

On April 18, 1998, a subsidiary of Lydall acquired Engineered Thermal Systems, Inc. ("ETSI"), a producer of automotive thermal and acoustical components for $9.2 million, accounted for under the purchase method. ETSI, which operates as the St. Johnsbury Operation of Lydall Westex, complements the Company's extensive automotive thermal-barrier business. The results of the St. Johnsbury Operation have been included in the Company's consolidated results since the date of acquisition. The Company recorded $6.7 million in goodwill and other intangible assets related to this acquisition which are being amortized on a straight-line basis over 17 years.

Early in 1998, a Lydall subsidiary funded the capitalization of Charter Medical, Ltd. On February 6, 1998, this separate corporate entity acquired CharterMed, Inc., a privately held company located in Lakewood, New Jersey, for $6.6 million in cash and a note for $720 thousand, payable through 1999, accounted for under the purchase method. CharterMed, Inc., a growing and profitable manufacturer of proprietary medical devices, served applications such as biotech and pharmaceutical packaging, blood bank and transfusion services and neonatal intensive care. The results of CharterMed, Inc., now the Charter Medical, New Jersey Operation, since the date of acquisition have been included in the Company's consolidated results. The Company recorded $5.8 million in goodwill and other intangible assets related to this acquisition which are being amortized on a straight-line basis over 20 years.

The following table summarizes the unaudited consolidated pro forma information of Lydall, Inc., assuming the acquisitions had occurred on January 1, 1997.

--------------------------------------------------------------------------------------------------
In thousands except per-share data                                               1998         1997
                                                                          (UNAUDITED)  (unaudited)
--------------------------------------------------------------------------------------------------
Sales                                                                      $ 313,675    $ 326,976
Net income                                                                 $   4,716       22,503
Basic earnings per common share                                            $     .30    $    1.35
Diluted earnings per common share                                          $     .29    $    1.30
--------------------------------------------------------------------------------------------------

These unaudited pro forma results have been prepared for comparative purposes only and include certain adjustments, such as additional depreciation expense as a result of fixed asset basis adjustments, additional amortization expense of goodwill and other intangibles, and increased interest expense on acquisition debt. They do not necessarily represent results which would have occurred if the acquisitions had taken place on January 1, 1997, nor are they indicative of the results of future combined operations.

On December 20, 1996, a subsidiary of the Company acquired certain assets and assumed certain liabilities of Textile Technologies Industries, Inc. ("Fort Washington Operation"). The Fort Washington Operation is a manufacturer of components utilized in highly specialized, advanced structural materials which are sold to the aerospace, marine, medical device, automotive and sporting goods industries. The subsidiary paid $2.0 million in cash at closing and issued a $8.0 million note, which was paid on January 2, 1997, and a $1.75 million note, which was paid in 1998. As a result of this purchase the Company recorded goodwill and other intangible assets of $10.4 million. The results of the Fort Washington Operation since the date of acquisition have been included in the Company's consolidated results. The pro forma effect on the Company's results of operations for the year ended December 31, 1996, had the acquisition occurred at the beginning of the period, was not material.

CAPITAL STOCK

PREFERRED STOCK--The Company has a class of Serial Preferred Stock with a par value of $1. None of the 500,000 authorized shares has been issued.

COMMON STOCK--At the end of 1998, 1,603 Lydall stockholders of record held 15,693,860 shares of Common Stock. Approximately 7 percent of the Company's Common Stock was owned by Lydall's officers and directors and their immediate families. Other Lydall employees, their families, and Lydall associates owned an additional 12 percent either directly or through participation in the Company's Employee Stock Ownership Trust.

---------------------------------------------------------------------------------------------------------
                       FOR THE YEAR ENDED 1998     For the Year Ended 1997      For the Year Ended 1996
                      -------------------------   --------------------------   --------------------------
                         NET          PER-SHARE       Net          Per-Share       Net          Per-Share
                      INCOME  SHARES     AMOUNT    Income  Shares     Amount    Income  Shares     Amount
-----------------------------------------------   --------------------------   --------------------------
Basic earnings per
  share               $4,202  15,847    $ .27     $21,911  16,692    $1.31     $24,736  17,140    $1.44
Effect of dilutive
  securities
  stock options                  316     (.01)                627     (.04)                848     (.06)
 .........................................................................................................
Diluted earnings per
  share               $4,202  16,163    $ .26     $21,911  17,319    $1.27     $24,736  17,988    $1.38
---------------------------------------------------------------------------------------------------------

Options to purchase 593,700, 297,946, and 317,446 shares of Lydall Common Stock were not included in the computation of diluted earnings per share because the average exercise price was greater than the average market price of the common shares at the end of each respective year.

STOCK OPTION PLANS

At December 31, 1998, the Company had two stock option plans under which employees and directors had options to purchase Lydall Common Stock. Under these plans--the 1982 Stock Incentive Compensation Plan and the 1992 Stock Incentive Compensation Plan--options are granted at fair market value on the grant date and expire ten years after the grant date. In most cases, options vest at a rate of 25 percent per year starting with the first anniversary of the award. A few incentive stock option (ISO) awards have an extended vesting period because IRS regulations, with regard to ISO awards, cap the total dollar amount that can vest in one year for an individual at $100,000. The 1982 Plan has expired; therefore, no further options can be granted under this Plan. The 1992 Plan provides for automatic acceleration of vesting in the event of a change in control of the Company. The Plan also provides for the use of shares of Lydall Common Stock in lieu of cash to exercise options if the shares are held for more than six months and if the Compensation and Stock Option Committee of the Board of Directors approves this form of exercise.

At December 31, 1996, the Company had three stock option plans under which employees and directors had options or warrants to purchase Lydall Common Stock. The 1984 Outside Directors' Warrant Plan was terminated in 1992. At the end of 1996, there were warrants for 30,330 shares outstanding under the Plan. All of these warrants were exercised during 1997.

The Company applies APB Opinion 25 and its related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's three stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of SFAS 123, the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

------------------------------------------------------------------------------------
In thousands except per-share data
For the years ended December 31,                          1998       1997       1996
------------------------------------------------------------------------------------
Net income                           As reported     $   4,202  $  21,911  $  24,736
                                     Pro forma           3,228     21,170     24,363

Basic earnings per share             As reported     $     .27  $    1.31  $    1.44
                                     Pro forma             .20       1.27       1.42

Diluted earnings per share           As reported     $     .26  $    1.27  $    1.38
                                     Pro forma             .20       1.22       1.35
------------------------------------------------------------------------------------

The fair value of each option grant is estimated for the above disclosure on the date of grant using a Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1998, 1997 and 1996, respectively: zero dividend yield for all years; expected volatility of 40 percent, 27 percent and 31 percent; risk-free interest rates of 4.7 percent, 5.8 percent and 6.1 percent; and an expected six-year life for all years.

A summary of the status of the Company's stock option plans as of December 31, 1998, 1997, and 1996, and changes during the years ended on those dates is presented below:

-------------------------------------------------------------------------------------------------------------
In thousands except per share data                         1998                         1997          1996
----------------------------------------  ---------------------------  ---------------------------  ---------
                                                     WEIGHTED-AVERAGE             Weighted-Average
FIXED OPTIONS                                SHARES    EXERCISE PRICE     Shares    Exercise Price     Shares
----------------------------------------  ---------------------------  ---------------------------  ---------
Outstanding at beginning of year              1,592            $13.14      1,772            $11.51      1,822
Granted                                          21             15.86        156             19.80        191
Exercised                                      (274)             5.35       (303)             6.20       (229)
Forfeited                                       (76)            21.28        (33)            20.80        (12)
 .............................................................................................................
Outstanding at end of year                    1,263            $14.38      1,592            $13.14      1,772
 .............................................................................................................
Options exercisable at year-end               1,037                        1,156                        1,176
Shares reserved for grants                      356                          301                          424
Weighted-average fair value per option
  granted during the year                 $    7.37                    $    7.85                    $   10.07
-------------------------------------------------------------------------------------------------------------

In 1996, the option price of outstanding shares ranged from $1.85 to $26.00 per share. Option exercises in 1996 ranged from $1.76 to $16.75.

The following table summarizes information about stock options outstanding at December 31, 1998:

------------------------------------------------------------------------------------------------------------------
                                        Options Outstanding                             Options Exercisable
                    ------------------------------------------------------------  --------------------------------
                          Number           Weighted-Average                            Number
     Range of        Outstanding                  Remaining     Weighted-Average  Exercisable     Weighted-Average
 Exercise Prices     at 12/31/98           Contractual Life       Exercise Price  at 12/31/98       Exercise Price
------------------  ------------------------------------------------------------  --------------------------------
  $ 4.21 to $ 5.85                            1.3
                         157,243               years                      $ 4.55      157,243               $ 4.55
    8.21 to  11.75       486,336              3.9                           9.66      484,061                 9.65
   13.13 to  19.81       360,557              6.9                          17.80      235,617                17.02
   22.63 to  26.00       258,762              7.1                          24.45      159,706                24.71
 ..................................................................................................................
  $ 4.21 to $26.00     1,262,898              5.1                         $14.38    1,036,627               $12.87
------------------------------------------------------------------------------------------------------------------

EMPLOYER-SPONSORED BENEFIT PLANS

The Company contributes to four defined benefit pension plans which cover substantially all domestic Lydall employees. The pension plans are noncontributory, and benefits are based on either years of service or eligible compensation while a participant is in a plan. The Company's funding policy is to fund not less than the ERISA minimum funding standard nor more than the maximum amount which can be deducted for federal income tax purposes.

The following items are the components of net periodic benefit cost for pension benefits:

-------------------------------------------------------------------------------------------------------------
In thousands      For the years ended December 31,                                 1998       1997       1996
-------------------------------------------------------------------------------------------------------------
Service cost                                                                  $   1,184  $   1,065  $   1,048
Interest cost                                                                     1,530      1,392      1,262
Expected return on assets                                                        (1,623)    (1,434)    (1,287)
Amortization of:
    Transition asset                                                               (103)      (103)      (103)
    Prior service cost                                                               12          9          8
    Actuarial loss                                                                   81         77        130
Special termination benefit and curtailment charges                                  85         --         --
 .............................................................................................................

Total net periodic benefit cost                                               $   1,166  $   1,006  $   1,058
-------------------------------------------------------------------------------------------------------------

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plan with accumulated benefit obligations in excess of plan assets were $25.8 million, $21.4 million, and $19.5 million, respectively, as of December 31, 1998, and $3.5 million, $3.5 million, and $3.3 million, respectively, as of December 31, 1997.

Plan assets include investments in bonds and equity securities. The Company determines the assumed discount rate, long-term rate, and annual compensation increase rate for each year. The following presents the assumptions and a summary of the funded status for all plans:

------------------------------------------------------------------------------------------
December 31,                                                               1998       1997
------------------------------------------------------------------------------------------
Weighted average assumptions:
Discount rate                                                             6.50%      7.25%
Expected return on plan assets                                            9.25%      9.25%
Rate of compensation increase                                             5.00%      5.00%
------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
In thousands        December 31,                                           1998       1997
------------------------------------------------------------------------------------------
Change in benefit obligation
Net benefit obligation at beginning of year                           $  20,250  $  17,428
Service cost                                                              1,184      1,065
Interest cost                                                             1,530      1,392
Plan amendments                                                             198         35
Actuarial (gain) loss                                                     3,299      1,131
Curtailments                                                                (62)        --
Special termination benefits                                                 79         --
Gross benefits paid                                                        (651)      (801)
 ..........................................................................................
Net benefit obligation at end of year                                 $  25,827  $  20,250
------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------
In thousands        December 31,                                           1998       1997
------------------------------------------------------------------------------------------
Change in plan assets
Fair value of plan assets at beginning of year                        $  16,929  $  15,601
Actual return on plan assets                                              1,836      1,562
Employer contributions                                                    1,342        567
Gross benefits paid                                                        (651)      (801)
 ..........................................................................................
Fair value of plan assets at end of year                              $  19,456  $  16,929
 ..........................................................................................
Funded status at end of year                                          $  (6,371) $  (3,321)
Unrecognized net actuarial (gain) loss                                    6,130      3,186
Unrecognized prior service cost                                             373        194
Unrecognized net transition asset                                          (425)      (528)
 ..........................................................................................
Net amount recognized                                                 $    (293) $    (469)
------------------------------------------------------------------------------------------
Amounts recognized in the statement of financial position consist of:
Prepaid benefit cost                                                  $     573  $     709
Accrued benefit liability                                                  (866)    (1,178)
Additional minimum liability                                             (1,698)      (699)
Intangible assets                                                           492        295
Accumulated other comprehensive income                                    1,206        404
 ..........................................................................................
Net amount recognized                                                 $    (293) $    (469)
------------------------------------------------------------------------------------------

The Company also sponsors a Stock Purchase Plan, Profit Sharing Plan, and 401(k) Plan. Contributions are determined under various formulas. Employer contributions to these plans amounted to $1.9 million in 1998, $2.1 million in 1997, and $1.9 million in 1996.

POSTEMPLOYMENT, POSTRETIREMENT AND DEFERRED COMPENSATION

While it is not Lydall's practice to provide health care or life insurance for retired employees, it does so for some retired employees of certain units acquired before 1990. These benefits are unfunded. The plan participants are primarily retirees; therefore, the postretirement benefit transition obligation of $691 thousand is being amortized over the actuarially determined average remaining future lifetime of the plan participants.

The discount rates used in determining the accumulated postretirement benefit obligations were 7.5 percent at December 31, 1998 and 1997. The health-care cost trend rate was 8 percent, gradually declining to 5.5 percent over a four-year period both in 1998 and 1997. An increase of 1 percent in the health-care cost trend rates would cause the accumulated benefit obligation to increase by $11 thousand. The increase in the service and interest components of the 1998 postretirement benefit cost is immaterial. The total expense was $80 thousand for 1998, $83 thousand for 1997, and $110 thousand for 1996.

The Company provides deferred compensation to a small number of former employees, and has a deferred compensation plan, which was frozen as of December 31, 1996, that provides the Company's outside Directors and the former chairman with compensation upon their retirement from service with the Board. In addition, the Company provides a Supplemental Executive Retirement Plan ("SERP") which provides supplemental income payments after retirement for senior executives. The total net deferred compensation expense related to these three plans was $564 thousand in 1998 (including a one-time additional expense of $337 thousand related to the severance of the former chairman and chief executive officer), $234 thousand in 1997, and $246 thousand in 1996.

IMPAIRMENT LOSS

In 1998, the Company recognized $8.5 million in pretax impairment losses on certain identified assets. The largest portion of the loss, $6.5 million, represents impaired goodwill of the Fort Washington Operation. Despite the Company's efforts to integrate and grow Fort Washington, several internal and external factors have, and are expected to continue to, impact results of operations. As a result, projected future cash flows from the Operation were determined to be less than the carrying value of the Operation's long-lived assets, including goodwill. The revised carrying value of the goodwill was calculated using discounted estimated future cash flows. Management also determined that the useful life on the goodwill should be reduced from 20 to 15 years. The residual goodwill, $2.7 million, will be amortized over the remaining 13 years on a straight-line basis. Goodwill of the Fort Washington Operation will continue to be monitored for impairment in accordance with the Company's policy.

The remaining impairment losses include $1.5 million recognized on fiber processing equipment at the Axohm operation and $500 thousand on equipment at the Manning, Green Island Operation. The equipment at Axohm was written down to its current market value, less costs of disposal, after management determined it was no longer needed due to product development changes and alternative capacity which can fulfill all production requirements for the foreseeable future. The equipment at Manning was used to convert purchased raw materials into fiber usable in Manning's production process. Manning secured a second reliable source of the raw material produced by the equipment in the fourth quarter of 1998. As a result, management determined there was no longer a use for the equipment. After disposal costs, the equipment was considered to have no residual value.

No impairment losses were recorded in prior years.

SEGMENT INFORMATION

In 1998, the Company adopted Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information," ("SFAS 131"). In accordance with SFAS 131, Lydall's reportable segments are:
Heat-Management Products, Filtration Products, Paperboard Products and Woven Products. All other operating units are aggregated in Other Products and Services.

Lydall evaluates performance and allocates resources based on sales and operating income from each segment net of a corporate charge which is a percentage of average working capital employed. Sales by segment reported below include intersegment transactions. Operating income is calculated using specific cost identification for most items, with some allocation of overhead, based on sales volume.

HEAT-MANAGEMENT PRODUCTS

Lydall's thermal barriers, heat shields, and insulating products include a range of fiber-based materials, fiber- and-metal combinations and all-metal shields that protect and insulate within temperature requirements as low as -459 DEG. F (-273 DEG. C) up to +3000 DEG. F (+1649 DEG. C). Lydall's fiber-based materials range in format from specialty papers to textile-like materials to dense, board products.

At the highest temperature requirements, Lytherm-Registered Trademark- specialty papers are used as linings for ovens, kilns, and furnaces and in glass and metal manufacturing. In mid-range temperatures, Manninglas-Registered Trademark-specialty papers are employed in consumer appliances as well as heat, ventilation, and air conditioning ductwork.

Also, at mid-range temperatures, Lydall's heat-management products are organic or inorganic fiber composites, fiber-and-metal combinations, or all-metal components which are used as thermal barriers and heat shields in medium- and light-duty trucks, vans, sport-utility vehicles, and cars. The Company holds patents on many of its automotive products which are employed both inside and outside vehicles to insulate passenger compartments, exhaust systems, luggage compartments, electrical wiring harnesses, heat and air conditioning ducts, batteries, electronic components, and engine compartments. An acquisition made in April 1998 contributed to the growth of automotive related heat-management sales during the year. A second acquisition made on December 30, 1998 is expected to be a major contributor to the international growth of this segment in 1999.

Lydall also manufactures custom-designed specialty papers employed in automotive airbag pyrotechnic inflators. These materials perform both a filtration and heat-reduction function and are included under Heat-Management Products.

At the very coldest temperatures (approaching absolute zero), Cryotherm-Registered Trademark- cryogenic materials, composed of 100-percent inorganic fibers, are used for super-insulating applications. These include tanker trucks that transport liquid gases, stationary and portable cryogenic storage vessels, gas tanks for vehicles fueled by liquid natural gas, and supercolliders.

FILTRATION PRODUCTS

The Company manufactures Lydair-Registered Trademark- high-efficiency, glass microfiber air filtration media for rigid frame applications. Lydall manufactures six filtration classes of Lydair-Registered Trademark- media in over 100 grades with filtering efficiencies from 10 percent at 0.3-micron particle size to 99.999999 percent at 0.1-micron particle size.

Lydair-Registered Trademark- filtration media are used in air filters, which are capital goods rather than consumables and which last approximately five years. A replacement market exists related to the upgrading of clean-room efficiency to meet the needs of more sophisticated process and product technology. Lydall also supplies media for pre-filters and intermediary filters in air-handling systems that are replaced more frequently. The Company's HEPA filtration media are also used in home air purification units.

In addition, Lydall produces liquid filtration media used primarily in high-efficiency hydraulic oil and lubrication oil elements for off-road vehicles, trucks, and heavy equipment. These products are sold under the Lypore-Registered Trademark- trademark.

Lydall's line of fabricated medical filter components are also sold under the trademark Lypore-Registered Trademark-. These products are employed in blood filtration devices, such as cardiotomy reservoirs which filter the blood supply of a patient during open-heart surgery, and autotransfusion filters used to filter blood collected from a patient before surgery or from an injured patient.

Early in 1998, a Lydall subsidiary funded the capitalization of Charter Medical, Ltd., which acquired CharterMed, Inc., a manufacturer of proprietary medical devices serving applications such as biotech and pharmaceutical packaging, blood bank and transfusion services, and neonatal intensive care. All of Lydall's medical products are now under Charter Medical, Ltd. and are included in the Filtration Products segment.

PAPERBOARD PRODUCTS

The Paperboard Products segment includes commodity paper products which are employed primarily in materials-handling and packaging applications.

Lydall produces slipsheets, separator sheets, and protective sheets. Ly-Pak-Registered Trademark- slipsheets are used to ship a growing number of products such as food, pharmaceuticals, and chemicals.
Ly-Pak-Registered Trademark- slipsheet systems are used to replace wooden pallets, providing significant cost and space reductions for the customer. Ly-Pak-Registered Trademark- separator sheets are supplied to the glass and plastic bottle industries and are manufactured to meet industry specifications for bulk palletizing. Ly-Pak-Registered Trademark- protective sheets are used as pallet pads, protective top caps, and stabilizing sheets. These products are custom-made from plies of virgin kraft linerboard and laminated with a special moisture-resistant adhesive.

WOVEN PRODUCTS

Lydall produces specialty woven composites which are used in advanced structural materials sold to the aerospace, marine, and sporting goods industries. These composites are extremely strong, yet lightweight and are used in high-performance applications.

OTHER PRODUCTS AND SERVICES

Other Products and Services includes all other operating units of the Company. These operations primarily produce fiberboard composites in sheet form sold to fabricators of high-performance gaskets and sealing materials and electrical insulating products. It also includes pencil slats made from recycled newsprint and cardboard, which replaces wood. The Company's Logistics Management Operation, also included in Other Products and Services, provides specialized distribution and warehouse services to other Lydall companies and various American, Canadian, and European manufacturers of newsprint, specialty papers and other assorted products.

The table below presents sales and operating income by segment as used by the chief operating decision-maker of Lydall (the Operating Committee led by the President and CEO) for the years ended December 31, 1998, 1997, and 1996.

------------------------------------------------------------------------------------------------------------------------
                                    Heat-                                              Other
In thousands                   Management  Filtration  Paperboard       Woven   Products and  Reconciling   Consolidated
For the Years Ended              Products   Products     Products    Products       Services        Items         Totals
------------------------------------------------------------------------------------------------------------------------
December 31, 1998
Sales                        $    85,287   $  59,102   $  40,418   $    5,721   $    48,294    ($  8,815)   $   230,007
Operating income             $     8,121   $   5,029   $   2,125   $  (10,284)  $     2,345    ($  1,057)   $     6,279
 ........................................................................................................................
December 31, 1997
Sales                        $    87,936   $  60,047   $  40,391   $    9,842   $    55,427    ($  9,354)   $   244,289
Operating income             $    15,785   $   9,045   $   4,290   $   (1,465)  $     5,349    ($    251)   $    32,753
 ........................................................................................................................
December 31, 1996
Sales                        $    99,244   $  63,577   $  41,649   $       --   $    57,458    ($  9,276)   $   252,652
Operating income             $    18,071   $  10,861   $   6,422   $       --   $     6,213    ($  2,290)   $    39,277
------------------------------------------------------------------------------------------------------------------------

A reconciliation of total segment sales to total consolidated sales and of total segment operating income to total consolidated operating income for the years ended December 31, 1998, 1997, and 1996 is as follows:

-----------------------------------------------------------------------------------------
In thousands    For the years ended December 31,               1998       1997       1996
-----------------------------------------------------------------------------------------
SALES

Total segment sales                                       $ 238,822  $ 253,643  $ 261,928
Elimination of intersegment sales                            (8,815)    (9,354)    (9,276)
 .........................................................................................
Consolidated sales                                        $ 230,007  $ 244,289  $ 252,652
-----------------------------------------------------------------------------------------

OPERATING INCOME

Total segment operating income                            $   7,336  $  33,004  $  41,567
Corporate expenses                                             (844)      (269)    (2,588)
Elimination of intersegment income                             (213)        18        298
 .........................................................................................
Consolidated operating income                             $   6,279  $  32,753  $  39,277
-----------------------------------------------------------------------------------------

Asset information by reportable segment is not reported, since the Company does not produce such information internally.

Sales and long-lived asset information by geographic area as of and for the years ended December 31, 1998, 1997, and 1996 is as follows:

------------------------------------------------------------------------------------------------------
                                                   Sales                      Long-Lived Assets
                                      -------------------------------  -------------------------------
In thousands                               1998       1997       1996       1998       1997       1996
------------------------------------------------------------------------------------------------------
United States                         $ 219,186  $ 233,122  $ 237,379  $  97,537  $  82,893  $  73,928
France                                   10,821     11,167     15,273      8,983      9,794     11,820
Germany                                      --         --     --         29,509     --         --
 ......................................................................................................
Total                                 $ 230,007  $ 244,289  $ 252,652  $ 136,029  $  92,687  $  85,748
------------------------------------------------------------------------------------------------------

Foreign sales are based on the country in which the sales originate, i.e., where the legal entity is domiciled.

Lydall has a major customer, which accounted for sales of $35.0 million, $47.2 million, and $41.9 million in 1998, 1997, and 1996, respectively. These sales are reported in the Heat-Management Products segment.

INCOME TAXES

The provision (benefit) for income taxes consists of the following:

----------------------------------------------------------------------------------------------------------
In thousands      For the years ended December 31,                              1998       1997       1996
----------------------------------------------------------------------------------------------------------
Current

Federal                                                                    $   5,163  $   9,827  $  13,662
State                                                                          1,264      1,915      2,072
Foreign                                                                         (187)       341        171
 ..........................................................................................................
      Total current                                                        $   6,240  $  12,083  $  15,905
 ..........................................................................................................

Deferred

Federal                                                                    $  (3,772) $     347  $    (385)
State                                                                           (678)       127        194
Foreign                                                                         (608)       (15)      (596)
 ..........................................................................................................
      Total deferred                                                       $  (5,058) $     459  $    (787)
 ..........................................................................................................

Provision for income taxes                                                 $   1,182  $  12,542  $  15,118
----------------------------------------------------------------------------------------------------------

The statutory tax rate in France increased from 36.6 percent to 41.7 percent retroactive to January 1, 1997. The provision for income taxes for 1997 includes $127 thousand for the impact of the higher tax rate on the deferred tax liability balance.

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory tax rate on earnings.

--------------------------------------------------------------------------------------------------------------
For the years ended December 31,                                                1998         1997         1996
--------------------------------------------------------------------------------------------------------------
Statutory federal income tax rates                                                35%         35%          35%
 ..............................................................................................................

State income taxes, net of federal tax deduction                                 7.1         3.9          3.7

Exempt FSC foreign trade income                                                (13.4)       (1.0)         (.9)

Tax exempt income                                                                (.3)        (.8)         (.9)

Other                                                                           (6.4)        (.7)         1.0
 ..............................................................................................................

Effective income tax rates                                                      22.0%       36.4%        37.9%
--------------------------------------------------------------------------------------------------------------

The decrease in the effective tax rate for 1998 is principally attributable to the proportionate increase of exempt foreign trade income to pretax income.

The following is a schedule of the net current deferred tax assets and long-term deferred tax liability accounts by tax jurisdiction as of December 31:

---------------------------------------------------------------------------------------------------
                                                 1998                             1997
                                    -------------------------------  ------------------------------
                                                          LONG-TERM                       Long-term
                                     CURRENT DEFERRED  DEFERRED TAX  Current Deferred  Deferred Tax
In thousands                               TAX ASSETS   LIABILITIES        Tax Assets   Liabilities
---------------------------------------------------------------------------------------------------
Federal                                        $3,794       $ 4,594            $2,215       $ 7,353
State                                           2,476         3,694             1,015         2,739
Foreign                                           515         2,438               356         2,887
 ...................................................................................................
      Total                                    $6,785       $10,726            $3,586       $12,979
---------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------
                                                 1998                             1997
                                    -------------------------------  ------------------------------
                                         DEFERRED TAX  DEFERRED TAX      Deferred Tax  Deferred Tax
In thousands                                   ASSETS   LIABILITIES            Assets   Liabilities
---------------------------------------------------------------------------------------------------
Accounts receivable                            $  634       $    --            $  568       $    --
Inventory                                       1,202            --               434            --
Plant and equipment                                --        11,099                --        10,655
Other accrued expenses                          3,337            --             1,640            --
Retirement accounts                             1,394            --               804            --
Other, net                                        591            --                --         2,184
 ...................................................................................................
      Total                                    $7,158       $11,099            $3,446       $12,839
---------------------------------------------------------------------------------------------------

The Internal Revenue Service is currently examining the Company's federal income tax return for 1996. Lydall's management believes any potential issues resulting from this examination will be immaterial to the consolidated financial position or results of operations of the Company.

Unremitted earnings of foreign subsidiaries, which are deemed to be permanently invested amounted to $433 thousand at December 31, 1998. The unrecognized deferred tax liability on those earnings is not practical to calculate.

CONTINGENCIES

On or about March 10, 1986, the United States Environmental Protection Agency ("EPA") notified a former subsidiary of the Company that it and other entities may be potentially responsible in connection with the release of hazardous substances at a landfill and property located adjacent to a landfill located in Michigan City, Indiana. Lydall has received no further communication from the EPA in the 12 years following that notice. The preliminary indication, based on the Site Steering Committee's volumetric analysis, is that the alleged contribution to the waste volume at the site of the plant once owned by a former subsidiary is approximately 0.434 percent of the total volume. The portion of the 0.434 percent specifically attributable to the former subsidiary by the current operator of the plant is approximately 0.286 percent. The EPA completed its Record of Decision for the site and estimated the total cost of remediation to be between $17 million and $22 million. Based on the alleged volumetric contribution of its former subsidiary to the site, and on the EPA's estimated remediation costs, Lydall's alleged total exposure would be less than $100 thousand, which has been accrued.

There are over 800 potentially responsible parties ("prp") that have been identified by the Site Steering Committee. Of these, 38, not including the Company's former subsidiary, are estimated to have contributed over 80 percent of the total waste volume at the site. These prp's include Fortune 500 companies, public utilities, and the State of Indiana. The Company believes that, in general, these parties are financially solvent and should be able to meet their obligations at the site. The Company has reviewed Dun & Bradstreet reports on several of these prp's, and based on these financial reports, does not believe Lydall will have any material additional volume attributed to it for reparation of this site due to insolvency of other prp's.

In June 1995, the Company and its former subsidiary were sued in the Northern District of Indiana by the insurer of the current operator of the former subsidiary's plant seeking contribution. In October 1997, the insurer made a settlement demand of $150,591 to the Company in exchange for a release of the Company's liability at the site and indemnification from the current operator against site-related claims. The Company executed a settlement agreement with the insurer and current operator for a full site release; however, the current operator subsequently backed out of the agreement. In June 1998, a Stipulation for Dismissal signed by all parties was filed to end current litigation until total liability at the site could be defined.

Management believes the ultimate disposition of this matter will not have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows.

On March 19, 1996, patent litigation brought by ATD Corporation ("ATD") against Lydall in the U.S. District Court for the Eastern District of Michigan was concluded with the jury finding in favor of Lydall and with all of ATD's claims for damages being denied. A notice of appeal to the U.S. Court of Appeals for the Federal Circuit regarding this litigation was filed by ATD on March 28, 1997. The appeal issues were fully briefed and argued in January 1998. On October 6, 1998, a decision on the appeal was issued upholding the District Court decision on non-infringement and reversing the decision on the invalidity of ATD's patents. No further appeal is expected.

By letter dated July 13, 1998, Lydall Eastern, Inc., a subsidiary of Lydall, Inc. ("Lydall Eastern"), was identified as a "potentially responsible party" by the EPA in connection with the claimed release or threat of release of hazardous substances at a site known as the Rogers Fibre Mill in Buxton, Maine (the "site"). Lydall Eastern merged with the owner and operator of a fiberboard mill at the site whose ownership dated back to approximately 1912. Lydall Eastern ceased operation at the site in 1980. In 1982, Lydall Eastern conveyed its interest in the site.

The EPA is spending public funds to investigate and take action with respect to the site. The EPA likely will seek to recover the funds it has spent, and will spend, at the site from potentially responsible parties, including Lydall Eastern. At this time, it is not possible to predict what future liability or costs might be incurred by Lydall Eastern in connection with the site.

COMPREHENSIVE INCOME

The following tables disclose the balance by classification within accumulated other comprehensive income.

--------------------------------------------------------------------------------------------------------------------
                                                                                            Minimum      Accumulated
                                                          Foreign         Unrealized        Pension            Other
                                                         Currency        Gain (Loss)      Liability    Comprehensive
In thousands                                           Adjustment      on Securities     Adjustment    Income (Loss)
--------------------------------------------------------------------------------------------------------------------
BEGINNING BALANCE JANUARY 1, 1998                      $      76       $      22        $    (262)      $    (164)
CHANGE YEAR-TO-DATE                                          637             (22)            (522)             93
 ....................................................................................................................
ENDING BALANCE DECEMBER 31, 1998                       $     713       $      --        $    (784)      $     (71)
--------------------------------------------------------------------------------------------------------------------
Beginning Balance January 1, 1997                      $   1,425       $      77        $     (38)      $   1,464
Change Year-to-Date                                       (1,349)            (55)            (224)         (1,628)
 ....................................................................................................................
Ending Balance December 31, 1997                       $      76       $      22        $    (262)      $    (164)
--------------------------------------------------------------------------------------------------------------------
Beginning Balance January 1, 1996                      $   2,091       $      (5)       $    (454)      $   1,632
Change Year-to-Date                                         (666)             82              416            (168)
 ....................................................................................................................
Ending Balance December 31, 1996                       $   1,425       $      77        $     (38)      $   1,464
--------------------------------------------------------------------------------------------------------------------

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes quarterly financial information for 1998 and 1997. In management's opinion, all adjustments necessary to present fairly the information for such quarters have been reflected below:

--------------------------------------------------------------------------------------------------------------
                           1(st) Quarter         2(nd) Quarter         3(rd) Quarter         4(th) Quarter
--------------------------------------------------------------------------------------------------------------
In thousands
Except per-share data        1998       1997       1998       1997       1998       1997       1998       1997
--------------------------------------------------------------------------------------------------------------
Net Sales               $  56,542  $  61,971  $  59,244  $  64,019  $  56,495  $  59,377  $  57,726  $  58,922
Gross Margin               16,016     19,263     17,548     20,036     16,329     18,873     14,924     19,469
Net Income (Loss)       $   3,549  $   5,625  $   3,851  $   5,716  $   3,154  $   5,515  $  (6,352) $   5,055
 ..............................................................................................................
Basic EPS               $     .22  $     .33  $     .24  $     .34  $     .20  $     .33  $    (.41) $     .31
Diluted EPS             $     .22  $     .32  $     .24  $     .33  $     .20  $     .32  $    (.41) $     .30
--------------------------------------------------------------------------------------------------------------

The sum of EPS for the four quarters in 1998 does not agree to the EPS as reported in the Income Statement for the entire year due to rounding.

                                  Schedule II

                         LYDALL, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1998, 1997, AND 1996

----------------------------------------------------------------------------------------------------------------------------
                                                                           ADDITIONS
---------------------------------------------------------------------  ------------------     ------------------------------
                                                                       CHARGED    CHARGED
                                                              BALANCE       TO         TO
                                                                   AT    COSTS      OTHER
                                                              JANUARY      AND   ACCOUNTS       DEDUCTIONS        BALANCE AT
$ THOUSANDS                                                        1,  EXPENSES  DESCRIBE         DESCRIBE      DECEMBER 31,
---------------------------------------------------------------------  ------------------     ------------------------------

1998
ALLOWANCE FOR DOUBTFUL RECEIVABLES                             $1,381    $ 556      $  --           $ (433)(1)       $ 1,504
ACCUMULATED AMORTIZATION OF INTANGIBLE ASSETS                   7,526      396         --               --             7,922
ACCRUED ENVIRONMENTAL                                             384       --         --             (339)(2)            45
ACCUMULATED AMORTIZATION OF GOODWILL                            2,807    1,656         --               --             4,463
LIFO RESERVE                                                    1,172      173         --             (129)(5)         1,216
INVENTORY OBSOLESCENCE RESERVE                                    577      511         10(4)          (449)(6)           649
----------------------------------------------------------------------------------------------------------------------------

1997
Allowance for doubtful receivables                             $1,727    $ 258      $  --           $ (604)(1)       $ 1,381
Accumulated amortization of intangible assets                   7,741      450         --             (665)(3)         7,526
Accrued reorganization                                             28       --         --              (28)(7)            --
Accrued environmental                                             998       20       (128)(4)         (506)(8)           384
Accumulated amortization of goodwill                            1,688    1,119         --               --             2,807
LIFO reserve                                                    1,740       --         --             (568)(5)         1,172
Inventory obsolescence reserve                                    519      254        (13)(4)         (183)(6)           577
----------------------------------------------------------------------------------------------------------------------------

1996
Allowance for doubtful receivables                             $1,938    $ 235      $  --           $ (446)(1)       $ 1,727
Accumulated amortization of intangible assets                   8,446      772         --           (1,477)(3)         7,741
Accrued reorganization                                            137       --         --             (109)(2)            28
Accrued environmental                                           1,072       --        (62)(4)          (12)(2)           998
Accumulated amortization of goodwill                            1,103      585         --               --             1,688
LIFO reserve                                                    2,493      316         --           (1,069)(5)         1,740
Inventory obsolescence reserve                                    612      453         (6)(4)         (540)(6)           519
----------------------------------------------------------------------------------------------------------------------------

   (1) Uncollected receivables written off and adjustments to allowance.
   (2) Disbursements of amounts previously accrued.
   (3) Write-off of fully amortized assets.
   (4) Record foreign currency translation adjustments.
   (5) Adjustment of LIFO reserve for inventory levels.
   (6) Write-off of obsolete inventory and adjustment to reserve level.
   (7) Adjustment to reserve level.
   (8) Disbursements of amounts previously accrued and adjustments to reserve level.

                               INDEX TO EXHIBITS

                                                                                                          PAGE IN
  EXHIBIT                                                                                              SEQUENTIALLY
  NUMBER     DESCRIPTION OF DOCUMENT                                                                   NUMBERED COPY
-----------  -------------------------------------------------------------------------------------  -------------------
       3.1   Amended and Restated Certificate of Incorporation of the Registrant dated August 14,
             1995 (filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-Q dated
             November 9, 1995, and incorporated herein by this reference).
       3.2   Bylaws of the Registrant (filed as Exhibit 3.2 to the Registrant's Registration
             Statement on Form 8-B dated October 16, 1987, and incorporated herein by this reference).
       4.1   Certain long-term debt instruments, each representing indebtedness in an amount equal to less than 10 percent of the Registrant's total consolidated assets, have not been filed as exhibits to this Annual Report on Form 10-K. The Registrant will file these instruments with the Commission upon request.
      10.1*  Amended and restated, Lydall, Inc. 1982 Stock Incentive Compensation Plan, amended through May 14, 1991 (filed as Exhibit 10.6 to the Registrant's Annual Report on Form
             10-K dated March 26, 1992 and incorporated herein by this reference).
      10.2*  Lydall, Inc. Senior Management Annual Incentive Compensation Plan (filed as Exhibit
             3.5 to the Registrant's Registration Statement on Form 8-B dated October 16, 1987, and incorporated herein by this reference).
      10.3*  Lydall, Inc. Management Annual Incentive Compensation Plan (filed as Exhibit 3.6 to the Registrant's Registration Statement on Form 8-B dated October 16, 1987, and incorporated herein by this reference).
      10.4*  Employment Agreement with Leonard R. Jaskol dated March 1, 1995 (filed as Exhibit
             10.6 to the Registrant's Annual Report on Form 10-K dated March 27, 1995, and incorporated herein by this reference).
      10.5*  Employment Agreement with John E. Hanley dated March 10, 1995 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated May 9, 1995, and incorporated herein by this reference).
      10.6*  Employment Agreement with Elliott F. Whitely dated March 10, 1995 (filed as Exhibit
             10.3 to the Registrant's Quarterly Report on Form 10-Q dated May 9, 1995, and incorporated herein by this reference).
      10.7*  Employment Agreement with Raymond J. Lanzi dated March 10, 1995 (filed as Exhibit
             10.5 to the Registrant's Quarterly Report on Form 10-Q dated May 9, 1995, and incorporated herein by this reference).
      10.8*  Employment Agreement with William J. Rankin, dated March 10, 1995 (filed as Exhibit
             10.7 to the Registrant's Quarterly Report on Form 10-Q dated May 9, 1995, and incorporated herein by this reference).
      10.9*  Employment Agreement with Carole F. Butenas dated March 10, 1995 (filed as Exhibit
             10.8 to the Registrant's Quarterly Report on Form 10-Q dated May 9, 1995, and incorporated herein by this reference).
     10.10*  Employment Agreement with Mona G. Estey dated March 10, 1995 (filed as Exhibit 10.9 to the Registrant's Quarterly Report on Form 10-Q dated May 9, 1995, and incorporated herein by this reference).
     10.11*  Employment Agreement with Mary A. Tremblay dated March 10, 1995 (filed as Exhibit
             10.10 to the Registrant's Quarterly Report on Form 10-Q dated May 9, 1995, and incorporated herein by this reference).
     10.12*  Employment Agreement with John J. Worthington dated November 7, 1996 (filed as
             Exhibit 10.17 to the Registrant's Annual Report on Form 10-K dated March 27, 1997 and incorporated herein by this reference).

                                                                                                          PAGE IN
  EXHIBIT                                                                                              SEQUENTIALLY
  NUMBER     DESCRIPTION OF DOCUMENT                                                                   NUMBERED COPY
-----------  -------------------------------------------------------------------------------------  -------------------
     10.13*  Lydall, Inc. Board of Directors Deferred Compensation Plan effective January 1, 1991
             (filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K dated March
             26, 1991 and incorporated herein by this reference).
     10.14*  Lydall, Inc. Supplemental Executive Retirement Plan effective January 1, 1994 (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K dated March 27, 1996, and incorporated herein by this reference).
     10.15*  Amended and restated, 1992 Stock Incentive Compensation Plan, dated May 14, 1992, amended through May 14, 1997 (filed as Exhibit 4.3 to the Registrant's Registration
             Statement on Form S-8 dated April 17,1998, Reg. No. [33-93768], and incorporated herein by this reference).
     10.16*  Employment Agreement with James P. Carolan dated February 1, 1999, filed herewith.
     10.17*  Employment Agreement with Christopher R. Skomorowski dated February 1, 1999, filed herewith.
     10.18   Asset Purchase Agreement between Lydall New York, Inc. and Textile Technologies
             Industries, Inc. (filed as Exhibit 10.22 to the Registrant's Annual Report on Form
             10-K dated March 27, 1997, and incorporated herein by this reference).
     10.19   Asset Purchase Agreement between CharterMed, Inc. and Charter Medical, Ltd. (filed as
             Exhibit 10.20 to the Registrant's Annual Report on Form 10-K dated March 16, 1998, and incorporated herein by this reference).
     10.20   Asset Purchase Agreement between Lydall Central, Inc. and Engineered Thermal Systems,
             Inc. (filed as Exhibit 10.1 to the Registrant's Quarterly report on Form 10-Q dated
             May 7, 1998, and incorporated herein by this reference).
     10.21   Purchase and Sale Agreement (English Translation) signed as of December 30, 1998 by and between HOHENSTAUFEN EINHUNDERTSTE Vermogensverwaltungs GmbH, a wholly owned subsidiary of Lydall, Inc. and Gerhardi & Cie GmbH & Co. KG related to the purchase of all the outstanding shares of Gerhardi & Cie GmbH & Co. KG (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed January 14, 1999).
      21.1   List of subsidiaries of the Registrant, filed herewith.
      23.1   Consent of PricewaterhouseCoopers LLP, filed herewith.
      24.1   Power of Attorney, dated March 10, 1999, authorizing Christopher R. Skomorowski and/or John E. Hanley to sign this report on behalf of each member of the Board of
             Directors indicated therein, filed herewith.
      27.1   Financial Data Schedule, filed herewith.
             *Management contract or compensatory plan.
         B), REPORTS ON FORM 8-K:
      99.1   The Company filed a Current Report on Form 8-K dated December 3, 1998 reporting the
             Board of Directors' election of Christopher R. Skomorowski to succeed Leonard R.
             Jaskol as President and Chief Executive Officer.
      99.2   The Company filed a Current Report on Form 8-K dated January 14, 1999 reporting the acquisition of Gerhardi & Cie. GmbH and Co. KG by a wholly owned subsidiary of
             Lydall, Inc., the appointment of Roger M. Widmann as Chairman of the Board of
             Directors, and the Company's recording of non-recurring expenses and write-offs in the fourth quarter ended December 31, 1998, totaling approximately $9 million.