Form 10-Q
period 1999-03-31
LYDALL INC /DE/
filed 1999-05-17
CIK 60977

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    Form 10-Q

           |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

                      For the quarterly period ended March 31, 1999

                                       OR

           |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
               THE SECURITIES EXCHANGE ACT OF 1934

                   For the transition period from ____ to ____

                         Commission File Number: 1-7665

                                  LYDALL, INC.

             (Exact name of registrant as specified in its charter)

            Delaware                                   06-0865505
     (State or Other Jurisdiction of        (I.R.S. Employer Identification No.)
     Incorporation or Organization)

       One Colonial Road, P.O.B. 151, Manchester, Connecticut, 06045-0151
             (Address of principal executive offices)          (zip code)

                                 (860) 646-1233
              (Registrant's telephone number, including area code)

                                      None
   (Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

      Common stock $.10 par value per share.
      Total Shares outstanding May 17, 1999             15,730,203

================================================================================

LYDALL, INC.

                                      INDEX

Part I.  Financial Information                                          Page No.
                                                                        --------

         Item 1. Financial Statements

                 Consolidated Condensed Balance Sheets                      3

                 Consolidated Condensed Statements of Net Income and
                 Comprehensive Income                                       4

                 Consolidated Condensed Statements of Cash Flows            5

                 Notes to Consolidated Condensed Financial Statements     6 - 8

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                      8 - 10

         Item 3. Quantitive and Qualitative Disclosure about Market Risk   10

Part II. Other Information

         Item 6. Exhibits and Reports on Form 8-K                          11

Signature                                                                  12

Part I. FINANCIAL INFORMATION
        Item 1. Financial Statements

                          LYDALL, INC. AND SUBSIDIARIES
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                                     March 31,    December 31,
                                                                       1999          1998
                                                                     ---------     ---------
                            ASSETS                                  (unaudited)
Current assets:
     Cash and equivalents                                            $   2,133     $   2,254
     Accounts receivable, net                                           49,937        48,609
     Inventories:
          Finished goods                                                 9,717        10,303
          Work in progress                                               6,755         8,859
          Raw materials                                                 11,565        11,003
          LIFO reserve                                                  (1,254)       (1,216)
                                                                     ---------     ---------
     Total inventories                                                  26,783        28,949
     Taxes receivable                                                       --         2,256
     Prepaid expenses                                                    1,000         1,966
     Deferred tax assets                                                 7,203         6,785
                                                                     ---------     ---------
          Total current assets                                          87,056        90,819
Property, plant and equipment, at cost                                 172,762       172,485
Less accumulated depreciation                                          (66,839)      (64,649)
                                                                     ---------     ---------
                                                                       105,923       107,836
Other assets, at cost, less amortization                                29,349        28,193
                                                                     ---------     ---------
     Total assets                                                    $ 222,328     $ 226,848
                                                                     =========     =========

               LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
     Current portion of long-term debt                               $   2,340     $   2,340
     Short-term borrowings                                              48,678        52,324
     Accounts payable                                                   21,186        22,530
     Accrued taxes                                                       1,471         1,411
     Accrued payroll and other compensation                              6,273         5,810
     Other accrued liabilities                                          14,346        15,494
                                                                     ---------     ---------
          Total current liabilities                                     94,294        99,909
Deferred tax liabilities                                                10,556        10,726
Other long-term liabilities                                              6,926         6,988
Contingencies

Stockholders' equity:
     Preferred stock                                                        --            --
     Common stock                                                        2,176         2,171
     Capital in excess of par value                                     38,954        38,697
     Retained earnings                                                 133,392       129,310
     Accumulated other comprehensive income                             (3,032)          (71)
                                                                     ---------     ---------
                                                                       171,490       170,107
     Less:  treasury stock, at cost                                    (60,938)      (60,882)
                                                                     ---------     ---------
          Total stockholders' equity                                   110,552       109,225
                                                                     ---------     ---------
Total liabilities and stockholders' equity                           $ 222,328     $ 226,848
                                                                     =========     =========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          LYDALL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF NET INCOME
                            AND COMPREHENSIVE INCOME
                      (In Thousands Except Per-Share Data)

                                                                       Three Months Ended
                                                                           March 31,
                                                                           ---------
                                                                       1999           1998
                                                                     ---------     ---------
                                                                            (unaudited)

Net sales                                                            $  83,602     $  56,542
Cost of sales                                                           64,527        40,526
                                                                     ---------     ---------
Gross margin                                                            19,075        16,016
Selling, product development and administrative expenses                13,337        10,737
                                                                     ---------     ---------
Operating income                                                         5,738         5,279

Other (income) expense:
     Investment income                                                      (6)         (324)
     Interest expense                                                      721            89
     Foreign currency transaction (gain) loss                           (1,327)           14
     Other                                                                 215           175
                                                                     ---------     ---------
                                                                          (397)          (46)
                                                                     ---------     ---------
Income before income taxes                                               6,135         5,325
Income tax expense                                                       2,053         1,776
                                                                     ---------     ---------
Net income                                                           $   4,082     $   3,549
                                                                     =========     =========

Basic earnings per common share                                      $     .26     $     .22
Weighted average common stock outstanding                               15,716        16,043
                                                                     =========     =========

Diluted earnings per common share                                    $     .26     $     .22
Weighted average common stock and equivalents outstanding               15,797        16,498
                                                                     =========     =========

Net income                                                           $   4,082     $   3,549

Other comprehensive income before tax:
     Foreign currency translation adjustments                           (4,459)         (317)
     Unrealized loss on securities                                          --          (197)
                                                                     ---------     ---------
Other comprehensive loss, before tax                                    (4,459)         (514)
Income tax benefit related to items of other comprehensive
loss                                                                     1,498           113
                                                                     ---------     ---------
Other comprehensive loss, net of tax                                    (2,961)         (401)
                                                                     ---------     ---------
Comprehensive income                                                 $   1,121     $   3,148
                                                                     =========     =========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          LYDALL, INC. AND SUBSIDIARIES
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                                       Three Months Ended
                                                                            March 31,
                                                                            ---------
                                                                        1999         1998
                                                                     ---------     ---------
                                                                           (unaudited)
Cash flows from operating activities:
Net Income                                                           $   4,082     $   3,549
     Adjustments to reconcile net income to net cash provided
     by operating activities:
          Depreciation                                                   2,887         2,180
          Amortization                                                     441           442
          Loss on disposition of property, plant and equipment              26           150
          Foreign currency transaction gain (loss)                      (1,327)           14
          Changes in operating assets and liabilities
          excluding effects from acquisitions:
               Accounts receivable                                      (3,332)        1,549
               Taxes receivable                                          2,256         2,032
               Inventories                                               1,209        (1,611)
               Other assets                                                 54             7
               Accounts payable                                           (723)        2,657
               Accrued taxes                                               247          (430)
               Accrued payroll and other compensation                      713        (2,248)
               Deferred income taxes                                      (637)          (41)
               Other long-term liabilities                                 (41)           70
               Other accrued liabilities                                  (383)         (537)
                                                                     ---------     ---------
          Total adjustments                                              1,390         4,234
                                                                     ---------     ---------

Net cash provided by operating activities                                5,472         7,783
                                                                     ---------     ---------

Cash flows from investing activities:
     Acquisitions                                                           --        (6,609)
     Additions of property, plant, and equipment                        (4,050)       (3,573)
     Purchase of investments, net                                           --          (785)
                                                                     ---------     ---------

Net cash used for investing activities                                  (4,050)      (10,967)
                                                                     ---------     ---------

Cash flows from financing activities:
     Proceeds from short-term borrowings                                18,385            --
     Payment of short-term borrowings                                  (19,925)           --
     Issuance of common stock                                              262           400
     Acquisition of common stock                                           (56)       (2,284)
                                                                     ---------     ---------

Net cash used for financing activities                                  (1,334)       (1,884)
                                                                     ---------     ---------

Effect of exchange rate changes on cash                                   (209)          (18)
                                                                     ---------     ---------
Decrease in cash and cash equivalents                                     (121)       (5,086)

Cash and cash equivalents at beginning of period                         2,254         8,891
                                                                     ---------     ---------

Cash and cash equivalents at end of period                           $   2,133     $   3,805
                                                                     ---------     ---------

Supplemental Schedule of Cash Flow Information:

Cash paid during the period for:
     Interest                                                        $     568     $      --
     Income taxes                                                          151           376

Non-cash transactions:
     Unrealized gains/losses on available-for-sale securities               --           154
     Amounts payable for acquired operations                                --           720
     Reclassification between short and long term assets                    --           750

     See accompanying Notes to Consolidated Condensed Financial Statements.

                          LYDALL, INC. AND SUBSIDIARIES
              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying consolidated condensed financial statements include the accounts of Lydall, Inc. and its wholly owned subsidiaries. All financial information is unaudited for interim periods reported. All significant intercompany transactions have been eliminated in the consolidated condensed financial statements. Management believes that all adjustments, which include only normal recurring accruals, necessary to present a fair statement of the financial position and results of operations for the periods presented.
   The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles.

2. Basic earnings per common share are based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are based on net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock options, where such effect is dilutive.

                                        For the Quarter Ended                  For the Quarter Ended
                                            March 31, 1999                        March 31, 1998

                                     Net                                   Net
                                   Income      Shares    Per-Share        Income      Shares    Per-Share
                                  ($000's)     (000's)     Amount        ($000's)     (000's)     Amount
----------------------------------------------------------------------------------------------------------------

Basic earnings per share           $4,082      15,716      $0.26          $3,549      16,043      $0.22
Effect of dilutive securities
   stock options                                   81         --                         455         --
Diluted earnings per share         $4,082      15,797      $0.26          $3,549      16,498      $0.22

3. On December 30, 1998, a subsidiary of the Company acquired for cash all of the outstanding shares of Gerhardi and Cie. GmbH and Co. KG ("Gerhardi"), a privately held German manufacturer of automotive components. Under the terms of the agreement and in consideration for Gerhardi's outstanding shares, the Company's subsidiary paid to Gerhardi a negotiated purchase price of $30.7 million and assumed Gerhardi's existing liabilities, net of cash, of approximately $26.5 million. The purchase price is subject to a post-closing net equity adjustment as defined in the agreement and has been allocated on a preliminary basis. Negotiation of the post-closing adjustment is expected to be completed in the second quarter of 1999. Lydall, Inc. funded the subsidiary's acquisition through interim borrowing on existing lines of credit. It is the Company's intention to evaluate and obtain permanent financing. This acquisition was accounted for under the purchase method of accounting. The fair value of assets acquired exceeded the cost of the acquisition, and as a result, the Company reduced the appraised value of long-term assets by $9.1 million. The operating results of Gerhardi have been included in the Company's consolidated financial statements from the date of acquisition.

   On April 18, 1998, a subsidiary of Lydall acquired Engineered Thermal Systems, Inc. ("ETSI"), a producer of automotive thermal and acoustical components for $9.2 million, accounted for under the purchase method. ETSI, which operates as the St. Johnsbury Operation of Lydall Westex, complements the Company's extensive automotive thermal-barrier business. The results of the St. Johnsbury Operation have been included in the Company's consolidated results since the date of acquisition. The Company recorded $6.7 million in goodwill and other intangible assets related to this acquisition, which are being amortized on a straight-line basis over 17 years.

   Early in 1998, a Lydall subsidiary funded the capitalization of Charter Medical, Ltd. On February 6, 1998, this separate corporate entity acquired CharterMed, Inc., a privately held company located in Lakewood, New Jersey, for $6.6 million in cash and a note for $720 thousand, payable through 1999, accounted for under the purchase method. CharterMed, Inc., a growing and profitable manufacturer of proprietary medical devices, served applications such as biotech and pharmaceutical packaging, blood bank and transfusion services and neonatal intensive care. The results of CharterMed, Inc., now the Charter Medical, New Jersey Operation, since the date of acquisition have been included in the Company's consolidated results. The Company recorded $5.8 million in goodwill and other intangible assets related to this acquisition, which are being amortized on a straight-line basis over 20 years.

The following table summarizes the unaudited consolidated pro forma information of Lydall, Inc., assuming the acquisitions had occurred on January 1, 1998.

      -------------------------------------------------------------------------------------------
      In thousands except per-share data         For the  three months ended:        March 31,
                                                                                       1998
      -------------------------------------------------------------------------------------------

      Sales                                                                          $77,566
      Net income                                                                     $ 3,428
      Basic earnings per common share                                                $   .21
      Diluted earnings per common share                                              $   .21
      -------------------------------------------------------------------------------------------

4. In the mid-1980's, the United States Environmental Protection Agency ("EPA") notified a former subsidiary of the Company that it and other entities may be potentially responsible in connection with the release of hazardous substances at a landfill and property located adjacent to a landfill located in Michigan City, Indiana. The preliminary indication, based on the Site Steering Committee's volumetric analysis, is that the alleged contribution to the waste volume at the site of the plant once owned by a former subsidiary is approximately 0.434 percent of the total volume. The portion of the 0.434 percent specifically attributable to the former subsidiary by the current operator of the plant is approximately 0.286 percent. The EPA has completed its Record of Decision for the site and has estimated the total cost of remediation to be between $17 million and $22 million. Based on the alleged volumetric contribution of its former subsidiary to the site, and on the EPA's estimated remediation costs, Lydall's alleged total exposure would be less than $100 thousand, which has been accrued.

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

   In June 1995, the Company and its former subsidiary were sued in the Northern District of Indiana by the insurer of the current operator of the former subsidiary's plant seeking contribution. In October 1997, the insurer made a settlement demand of $150,591 to the Company in exchange for a release of the Company's liability at the site and indemnification from the current operator against site-related claims. The Company executed a settlement agreement with the insurer and current operator for a full site release; however, the current operator subsequently backed out of the agreement. In June 1998, a stipulation for dismissal signed by all parties was filed to end current litigation until the total liability at the site is defined.

   Management believes the ultimate disposition of this matter will not have a material adverse effect upon the Company's consolidated financial position, or results of operations, or cash flows.

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

5. Lydall's subsidiaries manufacture and fabricate products with various distinct applications and provide logistics services. Lydall is organized and reports results of operations in four segments: Heat-Management, Filtration, Paperboard and Wovens. All other operations have been aggregated in Other. For a full description of each segment, refer to the "Notes to Consolidated Financial Statements" reported in the Company's 1998 Annual Report on
   Form 10-K. The reconciling items between segment sales and reported sales for the first quarter include intercompany sales between segments. Corporate expenses and intercompany eliminations are included in reconciling items between segment operating income and reported operating income for the first quarter. The table below presents revenues and operating income by segment for the three months ended March 31, 1999 and 1998.

In thousands                      Heat                                                                 Reconciling   Consolidated
For the Three Months Ended     Management     Filtration     Paperboard      Wovens          Other        Items         Totals
------------------------------------------------------------------------------------------------------------------------------------

(unaudited)
March 31, 1999
     Sales                      $44,811        $14,678         $ 9,436       $   669        $14,863     $  (855)       $83,602
     Operating income (loss)    $ 2,240        $ 1,617         $   879       $  (257)       $ 1,129     $   130        $ 5,738
                                ----------------------------------------------------------------------------------------------------

March 31, 1998
     Sales                      $18,975        $13,857         $ 7,563       $ 2,089        $14,643     $  (585)       $56,542
     Operating income (loss)    $ 2,717        $ 1,370         $   512       $  (550)       $   575     $   655        $ 5,279
                                ----------------------------------------------------------------------------------------------------

6. In June of 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 1999. As of March 31, 1999, the Company did not have any derivative instruments. Lydall does not anticipate there will be a material effect on the Company's consolidated financial position, results of operations, comprehensive income, or cash flows as a result of implementing this pronouncement.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For the quarters ended March 31,                                         1999                             1998
--------------------------------------------------------------------------------------------------------------------------
Net sales                                                       $83,602          100.0%          $56,542          100.0%
     Cost of sales                                               64,527           77.2            40,526           71.7
                                                             -----------------------------    ----------------------------
Gross margin                                                     19,075           22.8            16,016           28.3
     Selling, product development and administrative
     expenses                                                    13,337           16.0            10,737           19.0
                                                             -----------------------------    ----------------------------
Operating income                                                  5,738            6.8             5,279            9.3
     Other (income) expense                                        (397)          (0.5)              (46)          (0.1)
                                                             -----------------------------    ----------------------------
Income before income taxes                                        6,135            7.3             5,325            9.4
     Income tax expense                                           2,053            2.4             1,776            3.1
                                                             -----------------------------    ----------------------------
Net income                                                       $4,082            4.9%           $3,549            6.3%
                                                             =============================    ============================

NET SALES

Net sales for the first quarter ended March 31, 1999 were $83.6 million, an increase of $27.1 million or 48 percent from the $56.5 million for the first quarter ended March 31, 1998. The acquisitions of CharterMed, Ltd., ETSI and Gerhardi, which were completed by the Company during or subsequent to the quarter ended March 31, 1998, added $25.9 million in sales quarter over quarter. After the effect of acquisitions, sales increased by $400 thousand, $300 thousand and $1.9 million in the heat-management, filtration, and paperboard segments, offset by declines in wovens of $1.4 million.

Excluding the effects of the acquisitions of ETSI and Gerhardi, increased sales of non automotive products exceeded a small decline in automotive thermal products resulting in modest improvement in Heat Management sales. Increased sales in Filtration represents general market improvement and the consolidation of a full quarter of activity at Charter Medical in 1999. The Paperboard segment realized improved sales primarily on increased demand for separator sheets. The decline in sales in the Wovens segment is due to a general decline in the business at Fort Washington.

GROSS MARGIN

Gross margin for the first quarter 1999 was $19.1 million, compared with first quarter 1998 margin of $16.0 million, representing a $3.1 million, or 19 percent increase. Excluding the effect of Gerhardi operations, gross margin percentage in the first quarter of 1999 was approximately the same compared to the same period in the prior year on higher sales. Gross margin was influenced by several factors. The major improvements in gross margin came from operating leverage on incremental sales and reduction of fixed overhead, mainly at the Fort Washington Operation. These were offset by slightly lower margins on Charter Medical and ETSI sales than are typical for Lydall operations, inefficiencies in the heat-management segment caused by the consolidation of two facilities, and some price/cost erosion.

SELLING, PRODUCT DEVELOPMENT AND ADMINISTRATIVE EXPENSES

Selling, product development and administrative expenses were $13.3 million in the first quarter of 1999, an increase of $2.6 million over first quarter 1998 expenses of $10.7 million. The increase in these expenses was primarily related to acquisitions. The Company continued efforts to reduce selling, product development and administrative expenses and, excluding Gerhardi, was able to bring these costs more in line with traditional results at 19 percent of sales compared with 22 percent during the fourth quarter of 1998.

INTEREST EXPENSE

Interest expense in the first quarter of 1999 increased $632 thousand over first quarter 1998 expense of $89 thousand. The large increase in interest was due to increased borrowings on short term credit facilities mainly needed to fund the acquisitions of Charter Med, Ltd., ETSI and Gerhardi.

FOREIGN CURRENCY TRANSACTION GAIN

In the first quarter of 1999 the Company recorded a foreign currency transaction gain of $1.5 million due to the appreciation in the dollar against the Euro since January. This gain related to the portion of the Gerhardi purchase price funded from domestic credit lines denominated in Euros. It is not Lydall's policy to enter into foreign currency denominated transactions for speculative purposes. As a result, transaction gains such as this are not expected to recur.

LIQUIDITY AND CAPITAL RESOURCES

Operating cash flow (earnings before interest, taxes, depreciation and amortization) improved by 20 percent to $9.3 million, including Gerhardi and net of a foreign currency transaction gain, in the first quarter of 1999 over $7.7 million for the same period of 1998. At March 31, 1999 cash and equivalents were $2.1 million compared with $2.3 million at December 31, 1998.

Working capital at March 31, 1999 was a deficit of $7.2 million compared to a deficit of $9.1 million at the end of 1998. Lydall is in the process of refinancing a significant portion of the $48.7 million classified as short-term borrowings at March 31, 1999 with a long-term facility. Once this is completed, working capital is expected to be more consistent with traditional positive levels.

The Company plans to meet its future working capital and capital expenditures needs with funds provided from operations and, as needed, short and long term borrowings.

RESULTS OF GERHARDI

As of December 30, 1998 Lydall began consolidating the results of the newly acquired Gerhardi operations. Gerhardi added $21.0 million in sales in the first quarter 1999. Excluding the after-tax effects of one-time acquisition-related charges of $400 thousand, Gerhardi realized a gross margin of $2.0 million and a net loss of $100 thousand, or 9.7 percent and negative 0.5 percent of its sales, respectively. Management is taking several actions to improve operational efficiencies throughout Gerhardi, but specifically at the injection molded parts facility which has lower than average margins. Overall, margins are expected to improve with the introduction of Lydall's Cost of Quality Program, which has historically resulted in increased manufacturing efficiencies and levels of product quality throughout the Company's operations. Lydall is projecting Gerhardi to break even after acquisition costs for 1999 and to be accretive to earnings in 2000. The operations are expected to be increasingly profitable thereafter.

ACCOUNTING STANDARDS

In June of 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities on the balance sheet and measure those instruments at their fair value. The statement is effective for fiscal years beginning after June 15, 1999. At March 31, 1999, the Company did not have any derivative instruments. Lydall does not anticipate there will be a material effect on the Company's consolidated financial position, results of operations, comprehensive income, or cash flows as a result of implementing this pronouncement.

YEAR 2000

Most of the Company's operating locations are Year 2000 compliant. The Company expects to be substantially complete with Year 2000 compliance efforts at all locations in the beginning of the third quarter of 1999. Further, the Company is continuing efforts to ensure that critical vendors and customers are capable of handling date-sensitive transactions.

The failure of the Company to correct a material Year 2000 issue or identify vendors or customers with such a problem could result in an interruption in, or failure of, certain normal business activities or operations for an indefinite period of time. Lydall continually seeks to identify alternative sources of critical raw materials to reduce business risk, in general, and this also serves to reduce exposure to Year 2000 problems with vendor technology.

The Company has capitalized approximately $10.2 million under its Year 2000 readiness program, Lydall 2000, which has been underway since 1995. It is expected that there will be an additional $1.0 million capitalized under this project. The incremental cost to make Gerhardi's date-sensitive technology Year 2000 compliant is negligible.

With respect to contingency plans, the Company is anticipating being compliant prior to the year 2000. The Company will continue to reassess the need for formal contingency plans, based upon progress of Year 2000 efforts by the Company and third parties.

FORWARD LOOKING INFORMATION

In the interest of more meaningful disclosure, Lydall and its management make statements regarding the future outlook of the Company. The Company's actual results could differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference include risks and uncertainties detailed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in the Company's 1998 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

During the first quarter of 1999, the Company had outstanding debt on domestic credit lines denominated in Euros, on which the company recorded a transaction gain of $1.5 million. The foreign currency exchange risk on this loan was monitored closely to mitigate the risk of loss due to currency fluctuation. Early in the second quarter the Company purchased a forward contract to buy Euros, on June 4, 1999, the settlement date of the Euro denominated loan. It is not Lydall's policy to enter into foreign currency denominated transactions for speculative purposes. As a result, transaction gains or losses such as this are not expected to recur.

There have been no other significant changes in market risks from those disclosed in item 7a of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1998 Annual Report on Form 10-K.

Part II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

        a.     Exhibits

           10.1 - Agreement and General Release with Leonard R. Jaskol dated December 2, 1998.

           27.1 - Financial Data Schedule, filed herewith

        b.     Reports on Form 8-K

           On January 14, 1999, the registrant filed a current report on Form 8-K announcing the purchase of Gerhardi & Cie. GmbH Co. KG by a wholly-owned subsidiary of Lydall, Inc. The purchase agreement was included in the filing. In addition, the registrant also announced that Roger M. Widmann was named Chairman of the Company's Board of Directors.

SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             LYDALL, INC.
                                             (Registrant)

May 17, 1999                        By /s/ John E. Hanley
                                       ------------------------------------
                                    John E. Hanley
                                    Vice President, Finance and Treasurer
                                    (Principal Accounting and Financial Officer)

LYDALL, INC.

                               Index to Exhibits

Exhibit No.
-----------

10.1     Agreement and General Release with Leonard R. Jaskol dated December 2,
         1998.

27.1     Financial Data Schedule.


13