Form 10-Q
period 1999-06-30
LYDALL INC /DE/
filed 1999-08-16
CIK 60977

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

  /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1999
                                       OR

  / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM           TO

                         COMMISSION FILE NUMBER 1-7665

                            ------------------------

                                  LYDALL, INC.
             (Exact name of registrant as specified in its charter)

                  DELAWARE                             06-0865505
          (State of incorporation)          (IRS Employer Identification No.)

       ONE COLONIAL ROAD, P.O.B. 151,                  06045-0151
          MANCHESTER, CONNECTICUT,                     (zip code)
  (Address of principal executive offices)

                                 (860) 646-1233
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

                                      NONE
   (FORMER NAME, FORMER ADDRESS AND FORMER FISCAL YEAR, IF CHANGED SINCE LAST
                                    REPORT)

                            ------------------------

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

Common stock $.10 par value per share.
Total Shares outstanding August 11, 1999                          15,746,328

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  LYDALL, INC.
                                     INDEX

                                                                                                          PAGE NO.
                                                                                                         -----------
Part I. Financial Information

             Item 1.      Financial Statements.........................................................

                          Consolidated Condensed Balance Sheets........................................           3

                          Consolidated Condensed Statements of Net Income and Comprehensive Income.....        4--5

                          Consolidated Condensed Statements of Cash Flows..............................           6

                          Notes to Consolidated Condensed Financial Statements.........................       7--11

             Item 2.      Management's Discussion and Analysis of Financial Condition and Results of         12--15
                          Operations...................................................................

             Item 3.      Quantitative and Qualitative Disclosures about Market Risk...................          15

Part II. Other Information

             Item 2.      Changes in Securities and Use of Proceeds....................................          15

             Item 4.      Submission of Matters to a Vote of Security Holders..........................          15

             Item 6.      Exhibits and Reports on Form 8-K.............................................          16

Signature..............................................................................................          17

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                         LYDALL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                                                         JUNE 30,    DECEMBER 31,
                                                                                           1999          1998
                                                                                        -----------  -------------
                                                                                        (UNAUDITED)
                                                      ASSETS
Current assets:
  Cash and cash equivalents...........................................................   $   2,498     $   2,254
  Accounts receivable, net............................................................      45,294        48,609
  Inventories:
    Finished goods....................................................................      10,775        10,303
    Work in progress..................................................................       8,640         8,859
    Raw materials.....................................................................      10,687        11,003
    LIFO reserve......................................................................      (1,291)       (1,216)
                                                                                        -----------  -------------
  Total inventories...................................................................      28,811        28,949
  Taxes receivable....................................................................          --         2,256
  Prepaid expenses....................................................................       1,981         1,966
  Deferred tax assets.................................................................       7,207         6,785
                                                                                        -----------  -------------
    Total current assets..............................................................      85,791        90,819

Property, plant and equipment, at cost................................................     174,983       172,485
Less accumulated depreciation.........................................................     (68,583)      (64,649)
                                                                                        -----------  -------------
                                                                                           106,400       107,836

Other assets, at cost, less amortization..............................................      28,762        28,193
  Total assets........................................................................   $ 220,953     $ 226,848
                                                                                        -----------  -------------
                                                                                        -----------  -------------
                                       LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt...................................................   $   2,255     $   2,340
  Short-term borrowings...............................................................       2,511        52,324
  Accounts payable....................................................................      21,457        22,530
  Accrued taxes.......................................................................         953         1,411
  Accrued payroll and other compensation..............................................       7,811         5,810
  Other accrued liabilities...........................................................      14,544        15,494
                                                                                        -----------  -------------
    Total current liabilities.........................................................      49,531        99,909

Deferred tax liabilities..............................................................      10,072        10,726
Other long-term liabilities...........................................................       6,993         6,988
Long-term debt........................................................................      41,634            --
Contingencies

Stockholders' equity:
  Preferred stock.....................................................................          --            --
  Common stock........................................................................       2,177         2,171
  Capital in excess of par value......................................................      39,067        38,697
  Retained earnings...................................................................     136,997       129,310
  Accumulated other comprehensive income..............................................      (4,553)          (71)
                                                                                        -----------  -------------
                                                                                           173,688       170,107

  Less: treasury stock, at cost.......................................................     (60,965)      (60,882)
                                                                                        -----------  -------------
    Total stockholders' equity........................................................     112,723       109,225
                                                                                        -----------  -------------
  Total liabilities and stockholders' equity..........................................   $ 220,953     $ 226,848
                                                                                        -----------  -------------
                                                                                        -----------  -------------

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF NET INCOME
                            AND COMPREHENSIVE INCOME

                      (IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                                                               THREE MONTHS ENDED
                                                                                                    JUNE 30,
                                                                                              --------------------
                                                                                                1999       1998
                                                                                              ---------  ---------
                                                                                                  (UNAUDITED)
Net sales...................................................................................  $  83,998  $  59,244
Cost of sales...............................................................................     63,729     41,696
                                                                                              ---------  ---------
Gross margin................................................................................     20,269     17,548
Selling, product development and administrative expenses....................................     14,330     11,913
                                                                                              ---------  ---------
Operating income............................................................................      5,939      5,635
Other (income) expense:
  Investment income.........................................................................         (9)       (76)
  Interest expense..........................................................................        588        196
  Foreign currency transaction loss.........................................................        317         22
  Other.....................................................................................       (327)      (343)
                                                                                              ---------  ---------
                                                                                                    569       (201)
                                                                                              ---------  ---------
Income before income taxes..................................................................      5,370      5,836
Income tax expense..........................................................................      1,765      1,985
                                                                                              ---------  ---------

Net income..................................................................................  $   3,605  $   3,851
                                                                                              ---------  ---------
                                                                                              ---------  ---------
Basic earnings per common share.............................................................  $     .23  $     .24
                                                                                              ---------  ---------
Weighted average common stock outstanding...................................................     15,732     15,997
Diluted earnings per common share...........................................................  $     .23  $     .24
                                                                                              ---------  ---------
Weighted average common stock and equivalents outstanding...................................     15,822     16,363
                                                                                              ---------  ---------
                                                                                              ---------  ---------

Net income..................................................................................  $   3,605  $   3,851
Other comprehensive loss, before tax:
  Foreign currency translation adjustments..................................................        (23)       227
  Unrealized loss on securities.............................................................         --       (354)
                                                                                              ---------  ---------
Other comprehensive loss, before tax........................................................        (23)      (127)
Income tax (provision) benefit related to items of other comprehensive loss.................     (1,498)        28
                                                                                              ---------  ---------
Other comprehensive loss, net of tax........................................................     (1,521)       (99)
                                                                                              ---------  ---------
Comprehensive income........................................................................  $   2,084  $   3,752
                                                                                              ---------  ---------
                                                                                              ---------  ---------

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF NET INCOME
                            AND COMPREHENSIVE INCOME

                      (IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                                                               SIX MONTHS ENDED
                                                                                                   JUNE 30,
                                                                                            ----------------------
                                                                                               1999        1998
                                                                                            ----------  ----------
                                                                                                 (UNAUDITED)
Net sales.................................................................................  $  167,600  $  115,786
Cost of sales.............................................................................     128,256      82,222
                                                                                            ----------  ----------
Gross margin..............................................................................      39,344      33,564
Selling, product development and administrative expenses..................................      27,667      22,650
                                                                                            ----------  ----------
Operating income..........................................................................      11,677      10,914
Other (income) expense:
  Investment income.......................................................................         (15)       (400)
  Interest expense........................................................................       1,309         285
  Foreign currency transaction (gain) loss................................................      (1,010)         36
  Other...................................................................................        (112)       (168)
                                                                                            ----------  ----------
                                                                                                   172        (247)
                                                                                            ----------  ----------

Income before income taxes................................................................      11,505      11,161

Income tax expense........................................................................       3,818       3,761
                                                                                            ----------  ----------

Net income................................................................................  $    7,687  $    7,400
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Basic earnings per common share...........................................................  $      .49  $      .46
                                                                                            ----------  ----------

Weighted average common stock outstanding.................................................      15,724      16,020

Diluted earnings per common share.........................................................  $      .49  $      .45
                                                                                            ----------  ----------

Weighted average common stock and equivalents outstanding.................................      15,808      16,434
                                                                                            ----------  ----------
                                                                                            ----------  ----------

Net income................................................................................  $    7,687  $    7,400

Other comprehensive loss, before tax:

  Foreign currency translation adjustments................................................      (4,482)        (90)
  Unrealized loss on securities...........................................................          --        (551)
                                                                                            ----------  ----------

Other comprehensive loss, before tax......................................................      (4,482)       (641)
Income tax benefit related to items of other comprehensive loss...........................          --         141
                                                                                            ----------  ----------
Other comprehensive loss, net of tax......................................................      (4,482)       (500)
                                                                                            ----------  ----------
Comprehensive income......................................................................  $    3,205  $    6,900
                                                                                            ----------  ----------
                                                                                            ----------  ----------

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                                                  SIX MONTHS ENDED
                                                                                                      JUNE 30,
                                                                                                --------------------
                                                                                                  1999       1998
                                                                                                ---------  ---------
                                                                                                    (UNAUDITED)
Cash flows from operating activities:
Net income....................................................................................  $   7,687  $   7,400
  Adjustments to reconcile net income to net cash provided by operating activities:
    Depreciation..............................................................................      5,760      4,471
    Amortization..............................................................................        873        967
    Loss on disposition of property, plant and equipment......................................         32        310
    Foreign currency transaction (gain) loss..................................................     (1,010)        36
    Changes in operating assets and liabilities, excluding effects from acquisitions:
      Accounts receivable.....................................................................      1,210        193
      Taxes receivable........................................................................      2,256      2,032
      Inventories.............................................................................     (1,454)    (2,632)
      Other assets............................................................................     (1,526)       402
      Accounts payable........................................................................         46      3,221
      Accrued taxes...........................................................................       (399)       152
      Accrued payroll and other compensation..................................................      2,394     (1,772)
      Deferred income taxes...................................................................       (853)      (381)
      Other long-term liabilities.............................................................        130       (306)
      Other accrued liabilities...............................................................         48       (551)
                                                                                                ---------  ---------
    Total adjustments.........................................................................      7,507      6,142
                                                                                                ---------  ---------

Net cash provided by operating activities.....................................................     15,194     13,542
                                                                                                ---------  ---------

Cash flows from investing activities:
  Acquisitions................................................................................       (178)   (16,269)
  Additions of property, plant, and equipment.................................................     (8,817)    (8,482)
  Purchase of investments, net................................................................         --       (395)
                                                                                                ---------  ---------

Net cash used for investing activities........................................................     (8,995)   (25,146)
                                                                                                ---------  ---------

Cash flows from financing activities:
  Long-term debt payments.....................................................................     (2,100)    (2,494)
  Proceeds from short-term borrowings.........................................................     54,881     28,208
  Payments of short-term borrowings...........................................................    (58,744)   (11,761)
  Issuance of common stock....................................................................        376        653
  Acquisition of common stock.................................................................        (83)    (7,978)
                                                                                                ---------  ---------

Net cash provided by (used for) financing activities..........................................     (5,670)     6,628
                                                                                                ---------  ---------

Effect of exchange rate changes on cash.......................................................       (285)        (4)
                                                                                                ---------  ---------
Increase (decrease) in cash and cash equivalents..............................................        244     (4,980)

Cash and cash equivalents at beginning of period..............................................      2,254      8,891
                                                                                                ---------  ---------

Cash and cash equivalents at end of period....................................................  $   2,498  $   3,911
                                                                                                ---------  ---------
                                                                                                ---------  ---------

Supplemental Schedule of Cash Flow Information:

Cash paid during the period for:
  Interest....................................................................................  $   1,323  $     311
  Income taxes................................................................................      2,726      2,243

Non-cash transactions:
  Unrealized gains/losses on available-for-sale securities....................................         --        430
  Reclassification between short and long term assets.........................................         --        904

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying consolidated condensed financial statements include the accounts of Lydall, Inc. and its wholly owned subsidiaries. All financial information is unaudited for interim periods reported. All significant intercompany transactions have been eliminated in the consolidated condensed financial statements. Management believes that all adjustments, which include only normal recurring accruals, necessary to present a fair statement of the financial position and results of the periods have been included. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. The 10-Q should be read in conjunction with Lydall's Annual Report on Form 10-K.

2. Basic earnings per common share are based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are based on net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock options and awards where such effect is dilutive.

                                                                      FOR THE QUARTER ENDED         FOR THE QUARTER ENDED
                                                                          JUNE 30, 1999                 JUNE 30, 1998
                                                                           (UNAUDITED)                   (UNAUDITED)
                                                               -----------------------------------  ----------------------
                                                                   NET                                  NET
                                                                 INCOME      SHARES     PER-SHARE     INCOME      SHARES
                                                                ($000'S)     (000'S)     AMOUNT      ($000'S)     (000'S)
                                                               -----------  ---------  -----------  -----------  ---------
Basic earnings per share.....................................   $   3,605      15,732   $    0.23    $   3,851      15,997
Effect of dilutive securities: stock options                           --          90         .00           --         366
                                                               -----------  ---------       -----   -----------  ---------
Diluted earnings per share...................................   $   3,605      15,822   $    0.23    $   3,851      16,363
                                                               -----------  ---------       -----   -----------  ---------
                                                               -----------  ---------       -----   -----------  ---------


                                                                PER-SHARE
                                                                 AMOUNT
                                                               -----------
Basic earnings per share.....................................   $    0.24
Effect of dilutive securities: stock options                          .00
                                                                    -----
Diluted earnings per share...................................   $    0.24
                                                                    -----
                                                                    -----

                                                                                                      FOR THE SIX MONTHS
                                                                    FOR THE SIX MONTHS ENDED                ENDED
                                                                          JUNE 30, 1999                 JUNE 30, 1998
                                                                           (UNAUDITED)                   (UNAUDITED)
                                                               -----------------------------------  ----------------------
                                                                   NET                                  NET
                                                                 INCOME      SHARES     PER-SHARE     INCOME      SHARES
                                                                ($000'S)     (000'S)     AMOUNT      ($000'S)     (000'S)
                                                               -----------  ---------  -----------  -----------  ---------
Basic earnings per share.....................................   $   7,687      15,724   $    0.49    $   7,400      16,020
Effect of dilutive securities: stock options                           --          84         .00           --         414
                                                               -----------  ---------       -----   -----------  ---------
Diluted earnings per share...................................   $   7,687      15,808   $    0.49    $   7,400      16,434
                                                               -----------  ---------       -----   -----------  ---------
                                                               -----------  ---------       -----   -----------  ---------


                                                                PER-SHARE
                                                                 AMOUNT
                                                               -----------
Basic earnings per share.....................................   $    0.46
Effect of dilutive securities: stock options                        (0.01)
                                                                    -----
Diluted earnings per share...................................   $    0.45
                                                                    -----
                                                                    -----

3. Options to purchase 909,008 shares and 468,879 shares of Lydall Common Stock for the year-to-date June 30, 1999 and 1998 respectively, as well as 708,872 shares and 661,953 shares for the quarter ended June 30, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share. These options were excluded because the exercise price was greater than the average market price of the Common Stock for each respective period, and therefore were antidilutive.

4. On July 14, 1999, Lydall, Inc. and certain subsidiaries entered into a $69 million credit facility with a group of five banking institutions. A Euro-denominated term loan of approximately $19 million which is held in the name of Lydall's German subsidiary, bears an interest rate based on Euro LIBOR plus a percentage based on the negotiated ratios maintained by the parties to the agreement. The remaining $50 million is a revolving credit facility which is renewed every three years, on which $20 million is currently outstanding. Interest on the revolving credit facility is primarily based on US Dollar LIBOR plus a percentage based on negotiated ratios maintained by the parties to the agreement. $41.6 million in outstanding borrowings have been reclassified on

                         LYDALL, INC. AND SUBSIDIARIES

    June 30, 1999 to long-term debt from short-term borrowings to reflect maturity dates in the new credit facility.

5. On December 30, 1998, a subsidiary of the Company acquired for cash all of the outstanding shares of Gerhardi and Cie GmbH and Co. KG ("Gerhardi"), a privately held German manufacturer of automotive components. Under the terms of the agreement and in consideration for Gerhardi's outstanding shares, the Company's subsidiary paid to Gerhardi a negotiated purchase price of $30.7 million and assumed Gerhardi's existing liabilities, net of cash, of approximately $26.5 million. The purchase price is subject to a post-closing net equity adjustment as defined in the agreement and has been allocated to the acquired net assets on a preliminary basis. Negotiation of the post-closing adjustment is expected to be completed in the third quarter of 1999. Lydall, Inc. funded the subsidiary's acquisition through interim borrowing on existing lines of credit. On July 14, 1999, Lydall converted the majority of the borrowings used to purchase Gerhardi to a Euro denominated 5 year term loan in the name of Lydall Deutcheland Holding GmbH. This acquisition was accounted for under the purchase method of accounting. The fair value of assets acquired exceeded the cost of the acquisition, and as a result, the Company reduced the appraised value of long-term assets by $9.1 million. The operating results of Gerhardi have been included in the Company's consolidated financial statements from the date of acquisition.

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

    Early in 1998, a Lydall subsidiary funded the capitalization of Charter Medical, Ltd. On February 6, 1998, this separate corporate entity acquired CharterMed, Inc., a privately held company located in Lakewood, New Jersey, for $6.6 million in cash and a note for $720 thousand, payable through 1999, accounted for under the purchase method. CharterMed, Inc. was a growing and profitable manufacturer of proprietary medical devices, which served applications such as biotech and pharmaceutical packaging, blood bank and transfusion services and neonatal intensive care. The results of CharterMed, Inc., now the Charter Medical, New Jersey Operation, since the date of acquisition have been included in the Company's consolidated results. The Company recorded $5.8 million in goodwill and other intangible assets related to this acquisition which are being amortized on a straight-line basis over 20 years.

                         LYDALL, INC. AND SUBSIDIARIES

    The following table summarizes the unaudited consolidated pro forma information of Lydall, Inc., assuming the acquisitions had occurred on January 1, 1998.

 IN THOUSANDS EXCEPT PER-SHARE DATA                          FOR THE THREE MONTHS    JUNE 30,
                                      ENDED:                                           1998
-----------------------------------------------------------------------------------  ---------
Sales..............................................................................  $  76,833
Net income.........................................................................  $   3,753
Basic earnings per common share....................................................  $     .23
Diluted earnings per common share..................................................  $     .23

 IN THOUSANDS EXCEPT PER-SHARE DATA                           FOR THE SIX MONTHS     JUNE 30,
                                      ENDED:                                           1998
----------------------------------------------------------------------------------  ----------
Sales.............................................................................  $  154,399
Net income........................................................................  $    7,181
Basic earnings per common share...................................................  $      .45
Diluted earnings per common share.................................................  $      .44

5. In the mid-1980's, the United States Environmental Protection Agency ("EPA") notified a former subsidiary of the Company that it and other entities may be potentially responsible in connection with the release of hazardous substances at a landfill and property located adjacent to a landfill located in Michigan City, Indiana. The preliminary indication, based on the Site Steering Committee's volumetric analysis, is that the alleged contribution to the waste volume at the site of the plant once owned by a former subsidiary is approximately 0.434 percent of the total volume. The portion of the 0.434 percent specifically attributable to the former subsidiary by the current operator of the plant is approximately 0.286 percent. The EPA has completed its Record of Decision for the site and has estimated the total cost of remediation to be between $17 million and $22 million. Based on the alleged volumetric contribution of its former subsidiary to the site, and on the EPA's estimated remediation costs, Lydall's alleged total exposure would be less than $100 thousand, which has been accrued.

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

                         LYDALL, INC. AND SUBSIDIARIES

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

6. Lydall's subsidiaries manufacture and fabricate products with various distinct applications and provide logistics services. Lydall is organized and reports results of operations in four segments: Heat-Management, Filtration, Paperboard, Wovens and Other. For a full description of each segment, refer to the "Notes to Consolidated Financial Statements" reported in the Company's 1998 Annual Report on Form 10-K. The tables below present revenues and operating income by segment for the three months and six months ended June 30, 1999 and 1998.

             IN THOUSANDS                   HEAT                                                      RECONCILING  CONSOLIDATED
      FOR THE THREE MONTHS ENDED         MANAGEMENT   FILTRATION   PAPERBOARD    WOVENS      OTHER       ITEMS        TOTALS
--------------------------------------  ------------  -----------  -----------  ---------  ---------  -----------  ------------
June 30, 1999
  Sales...............................   $   45,427    $  14,740    $  10,272   $     943  $  13,630   $  (1,014)   $   83,998
  Operating income(loss)..............   $    2,439    $   1,798    $     680   $    (277) $   1,844   $    (545)   $    5,939
                                        ------------  -----------  -----------  ---------  ---------  -----------  ------------
June 30, 1998
  Sales...............................   $   21,217    $  14,522    $  10,126   $   1,403  $  12,597   $    (621)   $   59,244
  Operating income(loss)..............   $    3,230    $   1,459    $     570   $    (708) $   1,113   $     (29)   $    5,635
                                        ------------  -----------  -----------  ---------  ---------  -----------  ------------

            IN THOUSANDS                   HEAT                                                      RECONCILING  CONSOLIDATED
      FOR THE SIX MONTHS ENDED          MANAGEMENT   FILTRATION   PAPERBOARD    WOVENS      OTHER       ITEMS        TOTALS
-------------------------------------  ------------  -----------  -----------  ---------  ---------  -----------  ------------
June 30, 1999
  Sales..............................   $   90,238    $  29,418    $  21,687   $   1,612  $  26,514   $  (1,869)   $  167,600
  Operating income(loss).............   $    4,679    $   3,415    $   1,559   $    (534) $   2,973   $    (415)   $   11,677
                                       ------------  -----------  -----------  ---------  ---------  -----------  ------------
June 30, 1998
  Sales..............................   $   40,192    $  28,379    $  20,191   $   3,492  $  24,738   $  (1,206)   $  115,786
  Operating income(loss).............   $    5,947    $   2,829    $   1,082   $  (1,258) $   1,688   $     626    $   10,914
                                       ------------  -----------  -----------  ---------  ---------  -----------  ------------

7. In June of 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 2000. As of June 30, 1999, the Company did not have any derivative instruments. Lydall is currently evaluating the effect on the Company's consolidated financial position, results of operations, comprehensive income, or cash flows as a result of implementing this pronouncement.

                         LYDALL, INC. AND SUBSIDIARIES

8. On May 20, 1999 the Company's Board of Directors adopted a Rights Agreement designed to enhance the ability of all of the Company's stockholders to realize the long-term value of their investment.

    In connection with the adoption of the Agreement, the Board of Directors declared a dividend to stockholders of record as of the close of business on June 30, 1999 of one right for each outstanding share of Common Stock. Each right entitles the holder to purchase a one one-thousandth of a share of Series A Junior Participating Preferred Stock at an exercise price of $60, subject to adjustment. For all Lydall Common Stock held as of June 30, 1999 the Rights automatically become part of, and trade with, each share.

    Unless redeemed earlier, the Rights become exercisable if any person or group of people becomes the beneficial owner of 10 percent or more of the voting stock of the Company. The Rights Agreement will expire in ten years, or the Board of Directors may redeem the Rights in whole, but not in part, at a price of $.001 per Right at any time prior to 5 p.m. New York City time on the tenth calendar day following the date a person or person acquires 10 percent or more of Lydall's Common Stock. The rights have no dilutive effect on earnings.

    The Rights are not being distributed in response to any specific effort to acquire control of Lydall. The Company's management and Board of Directors consider the institution of the Rights Agreement to be a strong expression of their continued confidence in the future of Lydall.

9. Certain components of the financial statements have been reclassified to be consistent with current presentation. In particular, $1,979,000 and $2,502,000 of segment sales previously classified within Other for the three months ended March 31, 1999 and 1998, respectively, have been reclassified to the Paperboard segment.

10. ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

FOR THE QUARTERS ENDED JUNE 30,                                                      1999                  1998
---------------------------------------------------------------------------  --------------------  --------------------
NET SALES..................................................................  $  83,998      100.0% $  59,244      100.0%
  Cost of sales............................................................     63,729       75.9     41,696       70.4
                                                                             ---------  ---------  ---------  ---------
GROSS MARGIN...............................................................     20,269       24.1     17,548       29.6
  SELLING, PRODUCT DEVELOPMENT AND ADMINISTRATIVE EXPENSES.................     14,330       17.1     11,913       20.1
                                                                             ---------  ---------  ---------  ---------
Operating income...........................................................      5,939        7.1      5,635        9.5
  Other (income) expense...................................................        569        0.7       (201)      (0.3)
                                                                             ---------  ---------  ---------  ---------
Income before income taxes.................................................      5,370        6.4      5,836        9.9
  Income tax expense.......................................................      1,765        2.1      1,985        3.4
                                                                             ---------  ---------  ---------  ---------
NET INCOME.................................................................  $   3,605        4.3% $   3,851        6.5%

FOR THE SIX MONTHS ENDED JUNE 30,                                                 1999                   1998
------------------------------------------------------------------------  ---------------------  ---------------------
NET SALES...............................................................  $  167,600      100.0% $  115,786      100.0%
  Cost of sales.........................................................     128,256       76.5      82,222       71.0
                                                                          ----------  ---------  ----------  ---------
GROSS MARGIN............................................................      39,344       23.5      33,564       29.0
  SELLING, PRODUCT DEVELOPMENT AND ADMINISTRATIVE EXPENSES..............      27,667       16.5      22,650       19.6
                                                                          ----------  ---------  ----------  ---------
Operating income........................................................      11,677        7.0      10,914        9.4
  Other (income) expense................................................         172        0.1        (247)      (0.2)
                                                                          ----------  ---------  ----------  ---------
Income before income taxes..............................................      11,505        6.9      11,161        9.6
  Income tax expense....................................................       3,818        2.3       3,761        3.2
                                                                          ----------  ---------  ----------  ---------
NET INCOME..............................................................  $    7,687        4.6% $    7,400        6.4%

NET SALES

    For the second quarter ended June 30, 1999, sales were $84.0 million compared with $59.2 million for the second quarter 1998, representing a $24.8 million, or a 42 percent, increase. The acquisitions of ETSI in April 1998 and Gerhardi on December 30, 1998 increased second quarter 1999 sales by $23.0 million compared with 1998. Excluding the effect of acquisitions, organic growth in the quarter of $1.8 million emanated primarily from the Heat-Management segment and Other, offset by a decline in the Wovens segment.

    Sales for the six months ended June 30, 1999 increased by $51.8 million over the same period in the previous year. Acquisitions completed during and subsequent to the six-month period in 1998 contributed $48.9 million to this increase, resulting in a $2.9 million increase in sales from existing operations.

    Heat-management sales to the automotive market were the major contributor to organic growth in the first six months of 1999. New products that contributed included an interior duct insulator for Audi, a trunk insulator and two different wiring harness shields for the new DaimlerChrysler Neon, and a Zero Clearance-TM- exhaust shield on Ford's F-Series trucks. The latter combines acoustical and thermal performance and supports Lydall's strategy of becoming a total system supplier.

    During the second quarter, Lydall launched a new product, dBLyte-TM-. It is an under-carpet acoustical insulation for the automotive market. A patent has been applied for on this recyclable, lightweight, high quality sound-blocking barrier that is very cost effective in use. Initial approvals for this product include Nissan's Altima and Sentra models. Also, during the second quarter, Solvay, a major fuel tank manufacturer, designated Lydall as one of two exclusive suppliers of multi-layer shields for its plastic gas tanks. In addition, the Company was awarded the underbody and engine-mount shields for Chrysler's new RS minivan starting for the 2001 model year.

GROSS MARGIN

    Gross margin in the second quarter of 1999 was 24.1 percent compared with second quarter of 1998 gross margin of 29.6 percent. Excluding the effects of Gerhardi, gross margin for the second quarter 1999 declined by 2 percent to 29 percent. Although the Company recorded a positive price-to-cost ratio in the quarter and recognized substantial cost savings in cost of goods sold, expenses associated with the consolidation of two automotive heat-shield manufacturing facilities in North Carolina largely offset gains. The Company expects the integration of these two plants to generate significant savings beginning later in 1999.

    For the six months ended June 30, 1999, gross margin was 23.5 percent compared with the first six months of 1998 of 29 percent. Excluding Gerhardi, the 1999 gross margin was 28.6 percent compared with 29 percent for the same period in 1998.

SELLING, PRODUCT DEVELOPMENT AND ADMINISTRATIVE EXPENSES

    Selling, product development and administrative expenses were $14.3 million in the second quarter 1999 compared with second quarter 1998 expenses of $11.9 million. Gerhardi accounted for most of the increase with severance costs and compensation accruals making up the balance. During the first six months of 1999, selling, product development and administrative expenses were $27.7 million compared with $22.7 million from the comparable period in 1998. Excluding Gerhardi, selling, product development and administrative expenses during the quarter and the six months ended June 30, 1999 as a percentage of sales have decreased by approximately 3 percent over the same periods in 1998.

INTEREST EXPENSE

    Interest expense for the second quarter of 1999 was $588 thousand compared with $196 thousand during the comparable quarter of 1998, representing a $392 thousand, or 200 percent, increase. For the six months ended June 30, 1999 and 1998, interest expense was $1.3 million and $285 thousand, respectively. The increase in interest expense is attributable to additional borrowings in 1999 related to acquisitions completed in 1998.

FOREIGN CURRENCY TRANSACTION GAIN

    In the first six months of 1999 the Company recorded a foreign currency transaction gain of $1.4 million due to the appreciation in the dollar against the Euro since January. The gain related to the portion of the Gerhardi purchase price funded from domestic credit lines denominated in Euros. The loan, which was paid in full in June of 1999, was hedged with a forward contract early in the second quarter. It is not Lydall's policy to enter into foreign currency denominated transactions for speculative purposes. As a result, transaction gains such as this are not expected to recur.

LIQUIDITY AND CAPITAL RESOURCES

    Operating cash flow (earnings before interest, taxes, depreciation and amortization) was $9.3 million in the second quarter of 1999, up 6 percent over the $8.8 million generated in the second quarter of 1998. Year-to-date operating cash flow increased by 13 percent to $18.6 million compared with $16.5 million in the same period in 1998.

    In July 1999, Lydall completed the refinancing of its short-term debt into a Euro-denominated term loan equivalent to approximately $19 million to finance a large portion of the Gerhardi acquisition, plus a $50 million domestic revolving credit facility. Of the $50 million, $20 million is currently outstanding. Classifications of debt at June 30, 1999 have been adjusted to reflect the maturity of the components of the new facility. Working capital at June 30, 1999 was $36.3 million compared with a deficit of $9.1 million at December 31, 1998, mostly due to the reclassification described above. Lydall expects to fund future working capital and capital expenditure requirements from operations and, as needed, short- and long-term borrowings.

NEW MEMBER OF THE BOARD OF DIRECTORS

    Robert E. McGill, III was elected to fill an existing vacancy on Lydall, Inc.'s Board of Directors at its regular meeting held August 4, 1999. Mr. McGill retired from The Dexter Corporation as Executive Vice President--Finance & Administration at the end of 1994 and as a Director in mid-1995.

    Mr. McGill (age 68) joined The Dexter Corporation in 1975 as Vice President--Finance & Secretary. In 1983, Mr. McGill became Senior Vice President--Finance & Administration, and was elected to Dexter's Board of Directors. He became Executive Vice President--Finance & Administration in 1989.

    Mr. McGill also serves on the boards of Chemfab Corporation, Connecticut Surety Corporation and Ravenswood Winery, Inc. He is active in community leadership, serving as a managing partner of The Berkshires Capital Investors LLP. He is also a trustee of Travelers Mutual & Variable Annuity Funds, Colt Bequest, Inc., the Association Des Amis De L'Abbye Notre Dame De Valmont, and the Willliamstown Art Conservation Center.

ACCOUNTING STANDARDS

    In June of 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities on the balance sheet and that those instruments be measured at their fair value. The statement is effective for fiscal years beginning after June 15, 2000. At June 30, 1999, the Company did not have any derivative instruments. Lydall is currently evaluating the effect on the Company's consolidated financial position, results of operations, comprehensive income, or cash flows as a result of implementing this pronouncement.

YEAR 2000

    Most of the Company's operating locations are Year 2000 compliant. During the third quarter, the Company will be completing system testing of all significant hardware and software in a simulated environment that will test proper functionality on sensitive dates. The Company is also completing its examination of all embedded microchips in manufacturing and other critical equipment. Some major automotive customers have conducted audits of Lydall's systems and ability to produce and deliver product and consider the Company capable of producing and shipping product in the year 2000 and thereafter.

    The Company is continuing efforts to ensure that critical vendors and customers are capable of handling date-sensitive transactions through the end of the year. Contingency plans will be developed if suppliers are found not to be compliant, or if otherwise considered necessary.

    The failure of the Company to correct a material Year 2000 issue or identify vendors or customers with such a problem could result in an interruption in, or failure of, certain normal business activities or operations for an indefinite period of time.

    Lydall, Inc. has capitalized approximately $10.6 million under its comprehensive program to upgrade information systems, called Lydall 2000, which has been underway since 1995. It is expected that there will be an additional $450 thousand capitalized under this program before its completion in the third quarter of 1999.

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

ITEM 3  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In July of 1999, Lydall borrowed approximately $19 million in a 5 year term loan denominated in Euro. The loan was taken out to refinance the debt incurred upon the acquisition of Lydall's German operations. The term loan has a variable interest rate based on Euro LIBOR. Also in July 1999, Lydall entered into an interest rate swap agreement to convert the variable rate interest cost to a fixed rate of 3.45% to take advantage of favorable longer-term borrowing rates in Europe.

    The Company also purchased a forward contract in July 1999 to hedge domestic intercompany receivables due from Lydall's French operation. The forward contract and the intercompany balance will settle before the end of the third quarter.

    As of the date of this report, there are no other significant changes in market risks from those disclosed in Item 7a of Management's Discussion and Analysis of Financial Condition and Results of operations in the Company's 1998 Annual Report on Form 10-K.

PART II.  OTHER INFORMATION

ITEM 2  CHANGES IN SECURITIES AND USE OF PROCEEDS

    On May 20, 1999, the Board of Directors of the Company adopted a Rights Agreement (the "Agreement"). Information concerning the Agreement may be found under Item 5 of the Company's Current Report on the Form 8-K dated May 20, 1999 (date of earliest event reported), filed with the Securities and Exchange Commission on May 28, 1999. Such information is hereby incorporated herein by reference.

ITEM 4  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Stockholders was held on May 12, 1999. Stockholders elected ten Directors to serve for one-year terms, until the next Annual Meeting to be held in 2000.

1.) Election of Nominees to the Board of Directors

                                                                       FOR       WITHHELD
                                                                   ------------  ---------
Lee Asseo........................................................    11,661,235    900,273
Samuel P. Cooley.................................................    11,659,759    901,749
W. Leslie Duffy..................................................    11,654,008    907,500
David Freeman....................................................    11,661,832    899,676
Christopher R. Skomorowski.......................................    11,665,424    896,084
Elliott F. Whitely...............................................    11,657,948    903,560
Roger M. Widmann.................................................    11,659,921    901,587
Albert E. Wolf...................................................    11,659,759    901,749

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    a.  Exhibits

       10.1--Credit Agreement dated July 14, 1999

       27.1--Financial Data Schedule, filed herewith

    b.  Reports on Form 8-K

    On May 28, 1999, the registrant filed a current report on Form 8-K announcing that the Board of Directors of the Company declared a dividend distribution of one Right for each outstanding share of common stock payable to shareholders of record on June 30, 1999. The description and terms of the Rights are set forth in a Rights Agreement between the Company and American Stock Transfer and Trust Company that was included in the filing.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LYDALL, INC.
                                          (Registrant)

August XX, 1999                 By:  /s/ JOHN E. HANLEY
                                     -----------------------------------------
                                     John E. Hanley
                                     Vice President, Finance and Treasurer
                                     (Principal Accounting and Financial
                                     Officer)

LYDALL, INC.

                               INDEX TO EXHIBITS

EXHIBIT NO.
-------------

       10.1    Credit Agreement dated July 14, 1999.

       27.1    Financial Data Schedule.