Form 10-Q
period 1999-09-30
LYDALL INC /DE/
filed 1999-11-15
CIK 60977

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1999
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 1-7665

                            ------------------------

                                  LYDALL, INC.

             (Exact name of registrant as specified in its charter)

           DELAWARE                                06-0865505
 (State or Other Jurisdiction         (I.R.S. Employer Identification No.)
              of
Incorporation or Organization)

ONE COLONIAL ROAD, P.O.B. 151,                     06045-0151
   MANCHESTER, CONNECTICUT                         (zip code)
    (Address of principal
      executive offices)

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date. ______

    Common stock $.10 par value per share.

    Total Shares outstanding November 11, 1999      15,681,328

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  LYDALL, INC.

                                     INDEX

                                                              PAGE NO.
                                                              --------
Part I. Financial Information

  Item 1. Financial Statements

      Consolidated Condensed Balance Sheets.................     3

      Consolidated Condensed Statements of Net Income and
      Comprehensive Income..................................    4-5

      Consolidated Condensed Statements of Cash Flows.......     6

      Notes to Consolidated Condensed Financial
      Statements............................................    7-10

  Item 2. Management's Discussion and Analysis of Financial
          Condition and Results of Operations...............   11-13

  Item 3. Quantitative and Qualitative Disclosures about
  Market Risk...............................................     13

Part II. Other Information

  Item 6. Exhibits and Reports on Form 8-K..................     14

Signature...................................................     15

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                         LYDALL, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  1999            1998
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
Current assets:
  Cash and cash equivalents.................................    $  3,268        $  2,254
  Accounts receivable, net..................................      53,027          48,609
  Inventories:
    Finished goods..........................................       9,933          10,303
    Work in process.........................................      10,865           8,859
    Raw materials...........................................      12,141          11,003
    LIFO reserve............................................      (1,361)         (1,216)
                                                                --------        --------
  Total inventories.........................................      31,578          28,949
  Taxes receivable..........................................          --           2,256
  Prepaid expenses..........................................       1,663           1,966
  Deferred tax assets.......................................       7,159           6,785
                                                                --------        --------
        Total current assets................................      96,695          90,819
Property, plant and equipment, at cost......................     181,006         172,485
Less accumulated depreciation...............................     (71,290)        (64,649)
                                                                --------        --------
                                                                 109,716         107,836
Other assets, at cost, less amortization....................      28,607          28,193
                                                                --------        --------
        Total assets........................................    $235,018        $226,848
                                                                ========        ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Cash overdraft............................................    $  2,689        $     --
  Current portion of long-term debt.........................       7,140           2,340
  Short-term borrowings.....................................          --          52,324
  Accounts payable..........................................      23,848          22,530
  Accrued taxes.............................................       1,824           1,411
  Accrued payroll and other compensation....................       6,611           5,810
  Other accrued liabilities.................................      16,478          15,494
                                                                --------        --------
        Total current liabilities...........................      58,590          99,909
Deferred tax liabilities....................................       9,964          10,726
Other long-term liabilities.................................       6,998           6,988
Long-term debt..............................................      43,729              --
Contingencies
Stockholders' equity:
  Preferred stock...........................................          --              --
  Common stock..............................................       2,178           2,171
  Capital in excess of par value............................      39,092          38,697
  Retained earnings.........................................     140,245         129,310
  Accumulated other comprehensive income....................      (4,261)            (71)
                                                                --------        --------
                                                                 177,254         170,107
  Less: treasury stock, at cost.............................     (61,517)        (60,882)
                                                                --------        --------
        Total stockholders' equity..........................     115,737         109,225
                                                                --------        --------
  Total liabilities and stockholders' equity................    $235,018        $226,848
                                                                ========        ========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF NET INCOME
                            AND COMPREHENSIVE INCOME

                      (IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                                THREE MONTHS ENDED
                                                                   SEPTEMBER 30,
                                                              -----------------------
                                                                1999           1998
                                                              --------       --------
                                                                    (UNAUDITED)
Net sales...................................................  $76,834        $56,495
Cost of sales...............................................   57,694         40,166
                                                              -------        -------
Gross margin................................................   19,140         16,329
Selling, product development and administrative expenses....   13,511         11,353
                                                              -------        -------
Operating income............................................    5,629          4,976

Other (income) expense:
  Investment income.........................................      (18)          (130)
  Interest expense..........................................      701            262
  Foreign currency transaction gain.........................      (72)          (127)
  Other.....................................................       26            175
                                                              -------        -------
                                                                  637            180
                                                              =======        =======

Income before income taxes..................................    4,992          4,796
Income tax expense..........................................    1,743          1,642
                                                              -------        -------
Net income..................................................  $ 3,249        $ 3,154
                                                              =======        =======
Basic earnings per common share.............................  $   .21        $   .20
                                                              -------        -------
Weighted average common stock outstanding...................   15,733         15,688
Diluted earnings per common share...........................  $   .21        $   .20
                                                              -------        -------
Weighted average common stock and equivalents outstanding...   15,848         15,941

Net income..................................................  $ 3,249        $ 3,154
                                                              -------        -------
Other comprehensive income, before tax:
  Foreign currency translation adjustments..................      292          1,085
  Unrealized loss on securities.............................       --           (735)
                                                              -------        -------
Other comprehensive income, before tax......................      292            350
Income tax expense related to items of other comprehensive
  income....................................................       --           (122)
                                                              -------        -------
Other comprehensive income, net of tax......................      292            228
                                                              -------        -------
Comprehensive income........................................  $ 3,541        $ 3,382
                                                              =======        =======

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF NET INCOME
                            AND COMPREHENSIVE INCOME

                      (IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                1999       1998
                                                              --------   --------
                                                                  (UNAUDITED)
Net sales...................................................  $244,434   $172,281
Cost of sales...............................................   185,950    122,388
                                                              --------   --------
Gross margin................................................    58,484     49,893
Selling, product development and administrative expenses....    41,178     34,003
                                                              --------   --------
Operating income............................................    17,306     15,890

Other (income) expense:
  Investment income.........................................       (33)      (530)
  Interest expense..........................................     2,010        547
  Foreign currency transaction gain.........................    (1,082)       (91)
  Other.....................................................       (86)         7
                                                              --------   --------
                                                                   809        (67)
                                                              --------   --------
Income before income taxes..................................    16,497     15,957
Income tax expense..........................................     5,561      5,403
                                                              --------   --------
Net income..................................................  $ 10,936   $ 10,554
                                                              ========   ========
Basic earnings per common share.............................  $    .70   $    .66
                                                              --------   --------
Weighted average common stock outstanding...................    15,726     15,908
Diluted earnings per common share...........................  $    .69   $    .65
                                                              --------   --------
Weighted average common stock and equivalents outstanding...    15,819     16,266

Net income..................................................  $ 10,936   $ 10,554
                                                              --------   --------
Other comprehensive loss, before tax:
  Foreign currency translation adjustments..................    (4,190)       977
  Unrealized loss on securities.............................        --     (1,397)
                                                              --------   --------
Other comprehensive loss, before tax........................    (4,190)      (420)
Income tax benefit related to items of other comprehensive
  loss......................................................        --        147
Other comprehensive loss, net of tax........................    (4,190)      (273)
                                                              --------   --------
Comprehensive income........................................  $  6,746   $ 10,281
                                                              ========   ========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                1999        1998
                                                              ---------   --------
                                                                  (UNAUDITED)
Cash flows from operating activities:
Net income..................................................  $  10,936   $ 10,554
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation............................................      9,006      6,846
    Amortization............................................      1,336      1,491
    Loss on disposition of property, plant and equipment....        192        383
    Foreign currency transaction gain.......................     (1,082)       (91)
    Changes in operating assets and liabilities excluding
     effects from acquisitions:
      Accounts receivable...................................     (5,678)       634
      Taxes receivable......................................      2,256      2,032
      Inventories...........................................       (877)    (2,627)
      Other assets..........................................     (1,487)      (120)
      Accounts payable......................................      1,503      1,894
      Accrued taxes.........................................        471        (85)
      Accrued payroll and other compensation................      1,063     (2,377)
      Deferred income taxes.................................       (968)      (663)
      Other long-term liabilities...........................         40       (296)
      Other accrued liabilities.............................     (1,178)    (1,042)
                                                              ---------   --------
    Total adjustments.......................................      4,597      5,979
                                                              ---------   --------
Net cash provided by operating activities...................     15,533     16,533
                                                              ---------   --------
Cash flows from investing activities:
  Acquisitions..............................................       (291)   (16,889)
  Additions of property, plant, and equipment...............    (14,086)   (13,336)
  Purchase of investments, net..............................         --       (394)
                                                              ---------   --------
Net cash used for investing activities......................    (14,377)   (30,619)

Cash flows from financing activities:
  Cash overdraft............................................      2,689         --
  Long-term debt payments...................................    (45,102)    (3,244)
  Long-term debt proceeds...................................     82,380         --
  Proceeds from short-term borrowings.......................     62,992     56,113
  Payments of short-term borrowings.........................   (102,712)   (37,300)
  Issuance of common stock..................................        402        929
  Acquisition of common stock...............................       (635)    (9,899)
                                                              ---------   --------

Net cash provided by financing activities...................         14      6,599
                                                              ---------   --------
Effect of exchange rate changes on cash.....................       (156)        86
                                                              ---------   --------
Increase (decrease) in cash and cash equivalents............      1,014     (7,401)

Cash and cash equivalents at beginning of period............      2,254      8,891
                                                              ---------   --------

Cash and cash equivalents at end of period..................  $   3,268   $  1,490
                                                              =========   ========

Supplemental Schedule of Cash Flow Information:

Cash paid during the period for:
  Interest..................................................  $   1,759   $    476
  Income taxes..............................................      3,902      4,371

Non-cash transactions:
  Unrealized gains/losses on available-for-sale
    securities..............................................         --        908
  Reclassification between short and long term assets.......         --        904
  Reclassification of deferred tooling revenue from
    inventory to other accrued liabilities..................      2,949         --

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying consolidated condensed financial statements include the accounts of Lydall, Inc. and its wholly owned subsidiaries. All financial information is unaudited for interim periods reported. All significant intercompany transactions have been eliminated in the consolidated condensed financial statements. Management believes that all adjustments, which include only normal recurring accruals, necessary to present a fair statement of the financial position and results of the periods have been included. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. This Form 10-Q should be read in conjunction with Lydall's Annual Report on Form 10-K for the year ended December 31, 1998.

2. Basic earnings per common share are based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are based on net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock options and stock awards where such effect is dilutive.

                                                      FOR THE QUARTER ENDED             FOR THE QUARTER ENDED
                                                       SEPTEMBER 30, 1999                SEPTEMBER 30, 1998
                                                           (UNAUDITED)                       (UNAUDITED)
                                                 -------------------------------   -------------------------------
                                                   NET                               NET
                                                  INCOME     SHARES    PER-SHARE    INCOME     SHARES    PER-SHARE
                                                 ($000'S)   (000'S)     AMOUNT     ($000'S)   (000'S)     AMOUNT
                                                 --------   --------   ---------   --------   --------   ---------
Basic earnings per share.......................  $ 3,249     15,733      $0.21     $ 3,154     15,688      $0.20
Effect of dilutive securities stock options....       --        115       0.00          --        253       0.00
                                                 -------     ------      -----     -------     ------      -----
Diluted earnings per share.....................  $ 3,249     15,848      $0.21     $ 3,154     15,941      $0.20
                                                 =======     ======      =====     =======     ======      =====

                                                    FOR THE NINE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                       SEPTEMBER 30, 1999                SEPTEMBER 30, 1998
                                                           (UNAUDITED)                       (UNAUDITED)
                                                 -------------------------------   -------------------------------
                                                   NET                               NET
                                                  INCOME     SHARES    PER-SHARE    INCOME     SHARES    PER-SHARE
                                                 ($000'S)   (000'S)     AMOUNT     ($000'S)   (000'S)     AMOUNT
                                                 --------   --------   ---------   --------   --------   ---------
Basic earnings per share.......................  $10,936     15,726      $0.70     $10,554     15,908      $0.66
Effect of dilutive securities stock options....       --         93       (.01)         --        358       (.01)
                                                 -------     ------      -----     -------     ------      -----
Diluted earnings per share.....................  $10,936     15,819      $0.69     $10,554     16,266      $0.65
                                                 =======     ======      =====     =======     ======      =====

3. Options to purchase 704,331 shares and 630,716 shares of Lydall Common Stock for the year-to-date through September 30, 1999 and the comparable period in 1998, respectively, as well as 560,081 shares and 648,716 shares for the quarters ended September 30, 1999 and 1998, respectively, were not included in the computation of diluted earnings per share. These options were excluded because the exercise price was greater than the average market price of the Common Stock for each respective period, and therefore were antidilutive.

4.  On July 14, 1999, Lydall, Inc. and certain subsidiaries entered into a
    $69 million credit facility with a group of five banking institutions. A Euro-denominated term loan of approximately $19 million, which is held in the name of Lydall's German subsidiary, bears an interest rate based on Euro LIBOR plus a percentage based on the negotiated ratios maintained by the parties to the agreement. The remaining $50 million is a revolving credit facility which is renewed every three years, on which $21 million is currently outstanding. Interest on the revolving credit facility is primarily based on US Dollar LIBOR plus a percentage based on negotiated ratios maintained by the parties to the agreement.

                         LYDALL, INC. AND SUBSIDIARIES

    As a result of entering into the new credit facility, the Company is bound by certain financial and non-financial covenants. As of September 30, 1999 the Company was in compliance with all covenants of the facility.

5. On December 30, 1998, a subsidiary of the Company acquired for cash all of the outstanding shares of Gerhardi and Cie GmbH and Co. KG ("Gerhardi"), a privately held German manufacturer of automotive components. Under the terms of the agreement and in consideration for Gerhardi's outstanding shares, the Company's subsidiary paid to Gerhardi a negotiated purchase price of $30.7 million and assumed Gerhardi's existing liabilities, net of cash, of approximately $26.5 million. The purchase price is subject to a post-closing net equity adjustment as defined in the agreement and has been allocated to the acquired assets on a preliminary basis. Lydall, Inc. funded the subsidiary's acquisition through interim borrowing on lines of credit. On July 14, 1999, Lydall converted the majority of the borrowings used to purchase Gerhardi to a Euro-denominated 5 year term loan in the name of Lydall Deutschland Holding GmbH. This acquisition was accounted for under the purchase method of accounting. The fair value of assets acquired exceeded the cost of the acquisition, and as a result, the Company reduced the appraised value of long-term assets by $9.1 million. The operating results of Gerhardi have been included in the Company's consolidated financial statements from the date of acquisition.

    The following table summarizes the unaudited consolidated pro forma information of Lydall, Inc., assuming that the acquisitions of Charter Medical, Ltd., Engineered Thermal Systems, Inc. ("ETSI"), and Gerhardi and Cie. GmbH and Co. KG ("Gerhardi") completed during 1998 had occurred on January 1, 1998.

                                                                         FOR THE
                                                                       THREE MONTHS
                                                                          ENDED:
      IN THOUSANDS EXCEPT PER-SHARE DATA                            SEPTEMBER 30, 1998
      ----------------------------------                            ------------------
      Sales.......................................................        $76,607
      Net income..................................................        $ 3,088
      Basic earnings per common share.............................        $   .20
      Diluted earnings per common share...........................        $   .19
                                                                          -------

                                                                         FOR THE
                                                                       NINE MONTHS
                                                                          ENDED:
      IN THOUSANDS EXCEPT PER-SHARE DATA                            SEPTEMBER 30, 1998
      ----------------------------------                            ------------------
      Sales.......................................................       $231,006
      Net income..................................................       $ 10,269
      Basic earnings per common share.............................       $    .65
      Diluted earnings per common share...........................       $    .63
                                                                         --------

6. In the mid-1980's, the United States Environmental Protection Agency ("EPA") notified a former subsidiary of the Company that it and other entities may be potentially responsible in connection with the release of hazardous substances at a landfill and property located adjacent to a landfill located in Michigan City, Indiana. The preliminary indication, based on the Site Steering Committee's volumetric analysis, is that the alleged contribution to the waste volume at the site of the plant once owned by a former subsidiary is approximately 0.434 percent of the total volume. The portion of the 0.434 percent specifically attributable to the former subsidiary by the current operator of the plant is approximately 0.286 percent. The EPA has completed its Record of Decision for the site and has estimated

                         LYDALL, INC. AND SUBSIDIARIES
    the total cost of remediation to be between $17 million and $22 million. Based on the alleged volumetric contribution of its former subsidiary to the site, and on the EPA's estimated remediation costs, Lydall's alleged total exposure would be less than $100 thousand, which has been accrued.

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

7. Lydall's subsidiaries manufacture and fabricate products with various distinct applications and provide logistics services. Lydall is organized and reports results of operations in four segments: Heat-Management, Filtration, Paperboard, Wovens and Other. For a full description of each segment, refer to the "Notes to Consolidated Financial Statements" reported in the Company's 1998 Annual

                         LYDALL, INC. AND SUBSIDIARIES

    Report on Form 10-K. The tables below present revenues and operating income by segment for the three months and nine months ended September 30, 1999 and 1998.

IN THOUSANDS                   HEAT                                                      RECONCILING   CONSOLIDATED
FOR THE THREE MONTHS ENDED  MANAGEMENT   FILTRATION   PAPERBOARD    WOVENS     OTHER        ITEMS         TOTALS
--------------------------  ----------   ----------   ----------   --------   --------   -----------   ------------
(UNAUDITED)
September 30, 1999
  Sales................      $ 39,531      $14,566     $10,943     $ 1,048    $11,755      $(1,009)      $ 76,834
  Operating income
    (loss).............      $  3,478      $ 1,301     $   150     $  (264)   $ 1,620      $  (656)      $  5,629
                             --------      -------     -------     -------    -------      -------       --------
September 30, 1998
  Sales................      $ 19,111      $14,681     $10,094     $ 1,326    $11,618      $  (335)      $ 56,495
  Operating income
    (loss).............      $  1,539      $ 1,839     $   851     $  (668)   $ 1,328      $    87       $  4,976
                             --------      -------     -------     -------    -------      -------       --------

IN THOUSANDS                  HEAT                                                      RECONCILING   CONSOLIDATED
FOR THE NINE MONTHS ENDED  MANAGEMENT   FILTRATION   PAPERBOARD    WOVENS     OTHER        ITEMS         TOTALS
-------------------------  ----------   ----------   ----------   --------   --------   -----------   ------------
(UNAUDITED)
September 30, 1999
  Sales................     $129,769      $43,984     $32,630     $ 2,660    $38,269      $(2,878)      $244,434
  Operating income
    (loss).............     $  8,157      $ 4,716     $ 1,709     $  (798)   $ 4,593      $(1,071)      $ 17,306
                            --------      -------     -------     -------    -------      -------       --------
September 30, 1998
  Sales................     $ 59,303      $43,060     $30,285     $ 4,818    $36,356      $(1,541)      $172,281
  Operating income
    (loss).............     $  7,486      $ 4,668     $ 1,933     $(1,926)   $ 3,016      $   713       $ 15,890
                            --------      -------     -------     -------    -------      -------       --------

8. In June of 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that an entity recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. This statement is effective for fiscal years beginning after June 15, 2000. As of September 30, 1999, the Company had one interest rate swap and one forward currency contract outstanding. Lydall is currently evaluating the effect on the Company's consolidated financial position, results of operations, comprehensive income, and cash flows as a result of implementing this pronouncement.

9. Net income for the quarter ended September 30, 1999 includes an adjustment related to conforming certain accounting policies of Gerhardi to those of Lydall. The adjustment, amounting to approximately $200 thousand, relates to the capitalization of certain items expensed by Gerhardi during the six-month period ended June 30, 1999, which, according to Lydall's accounting policy, should have been capitalized. This adjustment, which is reflected in the third quarter results of operations, does not have a significant impact on Lydall's results of operations for the nine-month period ended September 30, 1999, does not change the trend in reported earnings for 1999 and is not expected to have a significant effect on Lydall's earnings for 1999. Additionally, sales and cost of sales for the quarter ended September 30, 1999 have been reduced by $1.9 million for intercompany transactions which occurred in the first half of 1999 and were not eliminated in the results of operations for the period ended June 30, 1999. This adjustment had no impact on reported earnings for the third quarter of 1999.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
  CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

FOR THE QUARTER ENDED SEPTEMBER 30, (IN THOUSANDS)                 1999                        1998
--------------------------------------------------        ----------------------      ----------------------
Net sales...........................................      $ 76,834       100.0%       $ 56,495       100.0%
  Cost of sales.....................................        57,694        75.1          40,166        71.1
                                                          --------       -----        --------       -----
Gross margin........................................        19,140        24.9          16,329        28.9
  Selling, product development and administrative
    expenses........................................        13,511        17.6          11,353        20.1
                                                          --------       -----        --------       -----
Operating income....................................         5,629         7.3           4,976         8.8
  Other expense.....................................           637         0.8             180         0.3
                                                          --------       -----        --------       -----
Income before income taxes..........................         4,992         6.5           4,796         8.5
  Income tax expense................................         1,743         2.3           1,642         2.9
                                                          --------       -----        --------       -----
Net income..........................................      $  3,249         4.2%       $  3,154         5.6%

FOR THE NINE MONTHS ENDED SEPTEMBER 30, (IN THOUSANDS)               1999                        1998
------------------------------------------------------      ----------------------      ----------------------
Net sales............................................       $244,434       100.0%       $172,281       100.0%
  Cost of sales......................................        185,950        76.1         122,388        71.0
                                                            --------       -----        --------       -----
Gross margin.........................................         58,484        23.9          49,893        29.0
  Selling, product development and administrative
    expenses.........................................         41,178        16.8          34,003        19.7
                                                            --------       -----        --------       -----
Operating income.....................................         17,306         7.1          15,890         9.3
  Other (income) expense.............................            809         0.3             (67)        0.0
                                                            --------       -----        --------       -----
Income before income taxes...........................         16,497         6.8          15,957         9.3
  Income tax expense.................................          5,561         2.3           5,403         3.2
                                                            --------       -----        --------       -----
Net income...........................................       $ 10,936         4.5%       $ 10,554         6.1%

NET SALES

    Net sales for the third quarter ended September 30, 1999 were $76.8 million compared with $56.5 million in the same quarter of 1998, representing a $20.3 million, or 36 percent, increase. The acquisition of Gerhardi accounted for $16.0 million of the sales increase in the third quarter of 1999 compared with the same quarter of 1998. Sales from operations other than Gerhardi increased in the third quarter of 1999 by $4.4 million or 8 percent from third quarter 1998. This increase was realized primarily in the Heat-Management and Paperboard segments offset by small declines in the Filtration and Wovens segments.

    Excluding $64.9 million in incremental 1999 sales from operations acquired during 1998, sales for the nine months ended September 30, 1999 have increased by $7.2 million, or 4 percent. The majority of these sales came from the addition of Gerhardi that is included in the Heat-Management segment.

    Consistent with the first six months of 1999, organic sales growth is predominantly derived from Heat-Management sales to the automotive market with new products such as Zero Clearance-TM- and dBLyte-TM-.

GROSS MARGIN

    Gross margin in the third quarter of 1999 was 24.9 percent compared with
28.9 percent in the third quarter of 1998. Excluding Gerhardi, gross margin for the third quarter 1999 declined to 27.6 percent. During the third quarter there was a deterioration in the price-to-cost ratio mainly in our Paperboard segment. In addition, changes in sales mix in the Heat-Management segment also had a negative impact. Cost reduction actions have been taken in the fourth quarter within that segment to reduce fixed overhead costs which will benefit the Company in the first quarter of 2000.

    For the nine months ended September 30, 1999, gross margin was 23.9 percent and, excluding Gerhardi, it was 28.3 percent. This compares to 29.0 percent for the nine months ended September 30, 1998.

SELLING, PRODUCT DEVELOPMENT AND ADMINISTRATIVE EXPENSES

    Selling, product development and administrative expenses in the third quarter of 1999 increased by $2.2 million, or 19.0 percent, over the third quarter of 1998 primarily due to the costs added with the acquisition of Gerhardi. However, selling, product development and administrative expenses were
17.6 percent of sales in the third quarter of 1999, down from 20.1 percent in the same period a year ago.

    For the nine months ended September 30, 1999, selling, product development and administrative expenses were $41.2 million compared to $34.0 million for the same period in the prior year, representing an increase of $7.2 million, or 21 percent. This increase was also primarily due to costs at acquired businesses. As a percent of sales, selling, product development, and administrative expenses delined from 19.7 percent in the nine months ended September 30, 1998 to 16.8 percent in the comparable period of 1999.

INTEREST EXPENSE

    Interest expense in the third quarter of 1999 was $701 thousand compared with $262 thousand in the same quarter 1998. For the nine months ended
September 30, 1999 interest expense was $2.0 million compared to $547 thousand in the same period in the prior year. The increase in interest expense is mainly attributable to debt incurred to finance acquisitions completed in 1998 and to fund capital expenditures.

FOREIGN CURRENCY TRANSACTION GAIN

    In the first quarter of 1999 the Company recorded a foreign currency transaction gain of $1.4 million due to the appreciation in the dollar against the Euro since January. The gain related to the portion of the Gerhardi purchase price funded from domestic credit lines denominated in Euros. The loan, which was paid in full in June of 1999, was hedged with a forward contract early in the second quarter. Foreign currency transaction gains and losses were not significant in the second and third quarters. It is not Lydall's policy to enter into foreign currency denominated transactions for speculative purposes. As a result, transaction gains such as this are not expected to recur.

LIQUIDITY AND CAPITAL RESOURCES

    Operating cash flow increased 20 percent to $9.4 million in the third quarter of 1999. For the nine months ended September 30, 1999 operating cash flow totaled $28 million, an increase of 15 percent from the same period in 1998.

    During the third quarter of 1999 the Company borrowed an additional
$7.0 million on foreign lines of credit and its new credit facility. Operating cash flow and borrowings in the third quarter were used primarily to fund capital expenditures and working capital requirements.

    Lydall, Inc. and certain subsidiaries entered into a $69 million credit facility with a group of five banking institutions in the third quarter. The facility is comprised of a Euro-denominated term loan of approximately
$19 million and a $50 million revolving credit facility which is renewed every three years.

ACCOUNTING STANDARDS

    In June of 1998, the Financial Accounting Standards Board issued SFAS 133, "Accounting for Derivative Instruments and Hedging Activities." SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that all derivatives be recognized as either assets or liabilities on the balance sheet and that those instruments be measured at their fair value. The statement is effective for fiscal years beginning after June 15, 2000. At September 30, 1999, the Company had one interest rate swap and one forward currency contract outstanding. Lydall is currently evaluating the effect on the Company's consolidated financial position, results of operations, comprehensive income, and cash flows as a result of implementing this pronouncement.

YEAR 2000

    The Company has satisfactorily completed testing of all major systems in a simulated environment on and around sensitive Year 2000 dates. Date sensitive components of machinery and equipment have been reviewed and remediation of any non-compliant parts is essentially complete. The Company has examined information from all major customers and suppliers and has not identified any significant Year 2000 concerns. Interaction with customers and suppliers will continue through year-end to monitor for any potential interruptions that could result from Year 2000 issues. Despite these efforts, the Company can provide no assurance that all customer and vendor Year 2000 compliance plans will be successfully completed to avoid possible interruptions.

    All operations of the Company have been charged with establishing contingency plans for possible utility, logistic, supply chain and other interruptions. This process will continue through the end of the year and will be adapted for changes in perceived risks as they arise. While the Company could fail to correct or identify a material Year 2000 issue which could result in an interruption in, or failure of, certain normal business activities or operations for an indefinite period of time, management feels that its efforts and the diversity of its businesses help to reduce the potential impact of non-compliance.

    The Company has capitalized approximately $11.1 million under its comprehensive program to upgrade information systems, called Lydall 2000, which is now complete. The Company does not track internal costs incurred for the Year 2000 project. These costs are principally internal payroll costs. Costs incurred during the fourth quarter of 1999 relating to the Year 2000 issue are estimated to be immaterial to results of operations and cash flows.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    In July of 1999 Lydall entered into an interest rate swap agreement to convert the base rate component of its variable interest rate on a Euro denominated term-loan to a fixed rate of 3.45 percent to take advantage of favorable long-term borrowing rates in Europe. The addition of a credit spread, which varies as a function of Lydall's consolidated debt to EBITDA ratio, brought the all-in rate to 4.7 percent at

September 30, 1999. The weighted average variable interest rate for the third quarter of 1999 was 3.94 percent.

    The Company also had a forward contract outstanding for the purchase of Euro to make the first installment payment on the Euro denominated term loan on behalf of its subsidiary, Lydall Deutschland Holding GmbH. The forward contract settled in the fourth quarter resulting in no income statement effect.

    As of the date of this report, there are no other significant changes in market risks from those disclosed in Item 7a of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1998 Annual Report on Form 10-K.

PART II.  OTHER INFORMATION

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

a.  Exhibits

    3 (ii)--Lydall, Inc. By-laws, adopted October 27, 1999

    27.1--Financial Data Schedule, filed herewith

b.  Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the three months ended September 30, 1999.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                        LYDALL, INC.
                                                                        (Registrant)

November 12, 1999                                      By:              /s/ JOHN E. HANLEY
                                                            -----------------------------------------
                                                                          John E. Hanley
                                                              VICE PRESIDENT, FINANCE AND TREASURER
                                                               (PRINCIPAL ACCOUNTING AND FINANCIAL
                                                                             OFFICER)

                                  LYDALL, INC.

INDEX TO EXHIBITS

     EXHIBIT NO.
---------------------
        27.1            Financial Data Schedule.