Form 10-K
period 1999-12-31
LYDALL INC /DE/
filed 2000-03-31
CIK 60977

--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ---------------------
                                   Form 10-K
                                 ANNUAL REPORT

/X/ Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee
                                   Required)
                  For the Fiscal Year Ended December 31, 1999
                                       OR

          / / Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 (No Fee Required)

  For the transition period from       to       Commission File Number: 1-7665
--------------------------------------------------------------------------------
                                  LYDALL, INC.
             (Exact name of registrant as specified in its charter)

DELAWARE                                                      06-0865505
(State or Other Jurisdiction of Incorporation or              (I.R.S. Employer Identification No.)
Organization)
ONE COLONIAL ROAD, MANCHESTER, CONNECTICUT                    06045-0151
(Address of principal executive offices)                      (zip code)

       Registrant's telephone number, including area code: (860) 646-1233
--------------------------------------------------------------------------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

               TITLE OF EACH CLASS                      NAME OF EACH EXCHANGE ON WHICH REGISTERED
--------------------------------------------------  --------------------------------------------------
           Common Stock, $.10 par value                          New York Stock Exchange

                           --------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

On March 24, 2000, the aggregate market value of the Registrant's voting stock held by nonaffiliates was $119,909,456.

On March 24, 2000, there were 15,753,776 shares of Common Stock outstanding, exclusive of treasury shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Part III incorporates information by reference from the definitive Proxy Statement to be distributed in connection with the Registrant's Annual Meeting of Stockholders to be held on May 10, 2000.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                      INDEX TO ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1999

                                                                          PAGE
                                                                        --------
PART I
Item 1.   Business....................................................      1
Item 2.   Properties..................................................      5
Item 3.   Legal Proceedings...........................................      6
Item 4.   Submission of Matters to a Vote of Security Holders.........      6
          Executive Officers and Other Significant Employees of the
          Registrant..................................................      6

PART II
Item 5.   Market for Registrant's Common Equity and Related
          Stockholder Matters.........................................      7
Item 6.   Selected Financial Data.....................................      8
Item 7.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...................................      9
Item 7a.  Quantitative and Qualitative Disclosure about Market Risk...     20
Item 8.   Financial Statements and Supplementary Data.................     20
Item 9.   Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure....................................     20

PART III
Item 10.  Directors and Executive Officers of the Registrant..........     21
Item 11.  Executive Compensation......................................     21
Item 12.  Security Ownership of Certain Beneficial Owners and
          Management..................................................     21
Item 13.  Certain Relationships and Related Transactions..............     21

The information called for by items 10, 11, 12, and 13, to the extent not included in this document, is incorporated herein by reference to such information to be included under the captions "Election of Directors," "Common
Stock Ownership of Management," "Directors' Compensation," and "Executive
Compensation," in the Company's definitive Proxy Statement which is expected to be filed by March 30, 2000.

PART IV
Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form
          8-K.........................................................     22
          Signatures..................................................     25

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                     PART I

ITEM 1. BUSINESS

Lydall, Inc. and its subsidiaries (hereafter referred to as "Lydall", the "Company", or the "Registrant") are manufacturers of engineered products for demanding specialty applications.

The Company develops and manufactures engineered specialty papers in both roll and sheet form; fabricated automotive heat shields and acoustical barriers; and certain medical filtration and bioprocessing components. Lydall's specialty papers are supplied to other manufacturers for conversion or incorporation into finished products. The Company's fabricated products are sold to original equipment manufacturers and tier-one suppliers. Lydall uses wet-laid and dry-laid nonwoven manufacturing processes incorporating a broad spectrum of fibers, materials, binders, and resins and a variety of value-added systems to produce a range of high-performance materials and products.

The Company serves a number of market niches. Lydall's products are primarily sold directly to the customer through an internal sales force and distributed through common carrier, ocean cargo, or the Company's distribution operation. Within each market niche there are typically several competitors. The Company competes through high-quality products, technology, and customer service. Lydall has a number of domestic and foreign competitors for its products, most of whom are either privately owned or divisions of large companies, making it difficult to determine the Company's market share.

In 1999, the Company defined the thermal/acoustical and filtration/separation segments as its core businesses and stated its long-term strategy to concentrate primarily on these segments. In accordance with this strategic focus, Lydall intends to divest businesses outside of these markets.

Lydall's products fall into four reportable segments: Thermal/Acoustical, Filtration/Separation, Paperboard and Wovens. All other products are aggregated in Other Products and Services. During the fourth quarter of 1999, Lydall announced the discontinuation of the Wovens segment, the sale of which was completed on February 29, 2000. Also, in the fourth quarter, the Company renamed two of its segments to reflect the range of products included. Heat-Management was renamed Thermal/Acoustical, and Filtration was renamed Filtration/Separation. Financial reporting classifications and presentations were not affected by these name changes.

SEGMENTS

THERMAL/ACOUSTICAL

Lydall's thermal and acoustical barriers, heat shields, and insulating products include a range of fiber-based materials, fiber-and-metal combinations, and all-metal products that protect and insulate within temperature environments ranging from -459 DEG. F (-237 DEG. C) up to +3000 DEG. F (+1649 DEG. C).

At the highest temperature requirements, Lytherm-Registered Trademark- specialty papers are used as linings for ovens, kilns, furnaces, and in glass and metal manufacturing.

At mid-range temperatures, Manninglas-Registered Trademark- specialty papers are employed in consumer appliances as well as heating, ventilation, and air-conditioning ductwork. Lydall's automotive heat shields include organic and inorganic fiber composites, fiber-and-metal combinations, and all-metal components which are used as thermal barriers in medium- and light-duty trucks, vans, sport-utility vehicles, and cars. The Company holds patents on many of these

--------------------------------------------------------------------------------
products which are employed both inside and outside of vehicles to insulate passenger compartments, exhaust systems, gas tanks, luggage compartments, heat and air-conditioning ducts, batteries, electronic components, and engine compartments. Acoustical barrier and trim products for automotive applications are also included in this segment.

At the very coldest temperatures (approaching absolute zero), Cryotherm-Registered Trademark- cryogenic materials, composed of 100-percent inorganic fibers, are used for super-insulating applications. These applications include tanker trucks that transport liquid gases, stationary and portable cryogenic storage vessels, gas tanks for vehicles fueled by liquid natural gas, and supercolliders.

Thermal/Acoustical segment sales represented 53 percent of the Company's total sales in 1999, and 36 percent in both 1998 and 1997, respectively. Sales of thermal/acoustical products increased 107 percent in 1999 from 1998 levels. The acquisition of Gerhardi & Cie. GmbH & Co. Kg ("Gerhardi"), a German-based automotive supplier, on December 30, 1998, accounted for the majority of this growth.

FILTRATION/SEPARATION

The Company manufactures Lydair-Registered Trademark- high-efficiency, glass microfiber air filtration media for rigid frame applications. Lydall manufactures six filtration classes of Lydair-Registered Trademark- media in over 100 grades with filtering efficiencies from 10 percent at 0.3-micron particle size to 99.999999 percent at 0.1-micron particle size.

Lydair-Registered Trademark- filtration media are used in air filters, which are capital goods rather than consumables and last approximately five years. Lydall also supplies media for pre-filters and intermediary filters in air-handling systems that are replaced more frequently. The Company's HEPA filtration media are also used in home air purification systems.

Lydall also produces liquid filtration media which are used primarily in high-efficiency hydraulic oil and lubrication oil elements for off-road vehicles, trucks, and heavy equipment. These products are sold under the Lypore-Registered Trademark- trademark.

Charter Medical, Ltd. fabricates medical filter components employed in blood filtration devices, such as cardiotomy reservoirs which filter the blood supply of open-heart surgery patients during operations, and autotransfusion filters used to filter blood collected from patients before surgery or from injured patients. Charter Medical also manufactures proprietary medical devices for biotech and pharmaceutical packaging, blood bank and transfusion services, and neonatal intensive care.

Sales from the Filtration/Separation segment represented 19 percent of total sales in 1999 compared with 25 percent in 1998, and 24 percent in 1997. Overall sales of filtration/separation products increased 5 percent in 1999 from 1998.

PAPERBOARD

The Paperboard segment includes commodity paper products which are employed primarily in materials-handling and packaging applications.

Lydall produces slipsheets, separator sheets, and protective sheets. Ly-Pak-Registered Trademark- slipsheets are used to ship a growing number of products such as food, pharmaceuticals, and chemicals.
Ly-Pak-Registered Trademark- slipsheet systems are a substitute for wooden pallets, providing significant cost and space reductions for the customer. Ly-Pak-Registered Trademark- separator sheets are supplied to the glass and plastic bottle industry and are manufactured to meet industry specifications for bulk

--------------------------------------------------------------------------------
palletizing. Ly-Pak-Registered Trademark- protective sheets are used as pallet pads, protective top caps, and stabilizing sheets. These products are custom-made from plies of virgin kraft linerboard and laminated with a special moisture-resistant adhesive.

Paperboard sales represented 14 percent of total sales in 1999 compared with 18 percent in 1998 and 17 percent in 1997. Sales of these products increased by 6 percent in 1999.

WOVENS

During the fourth quarter of 1999, the Company announced the discontinuation of this segment, the sale of which was completed on February 29, 2000. The Wovens segment included specialty woven composites used in advanced structural materials sold to the aerospace, marine, and sporting goods industries.

The results of the Wovens segment have been excluded from continuing operations for the years ended December 31, 1999, 1998, and 1997. See Note 5 in "Notes to Consolidated Financial Statements."

OTHER PRODUCTS AND SERVICES

Other Products and Services includes pencil slats made from recycled newsprint and cardboard, electrical insulation, several specialty products, battery separators made in Europe, and the Company's distribution and warehouse services. It also includes fiberboard composites manufactured at Lydall's Composite Materials, Hoosick Falls Operation and sold in sheet form to fabricators of high-performance gaskets. The Hoosick Falls Operation was sold on January 28, 2000.

Other Products and Services sales were 16 percent of the Company's total sales in 1999, compared with 21 percent in 1998, and 23 percent in 1997.

--------------------------------------------------------------------------------

GENERAL BUSINESS INFORMATION

Lydall holds a number of patents, trademarks, and licenses. While no single patent, trademark or license by itself is critical to the success of Lydall, together these intangible assets are of considerable value to the Company.

No significant portion of Lydall's business is seasonal. Lydall maintains levels of inventory and grants credit terms which are normal within the industries it serves. The Company uses a wide range of raw materials in the manufacturing of its products and was able to obtain the raw materials needed during 1999. The majority of raw materials used by Lydall are available from a variety of suppliers who can be substituted if necessary.

Sales to the automotive market represented 46 percent of Lydall's total sales in 1999 compared with 26 percent and 27 percent in 1998 and 1997, respectively. Lydall sells to both original equipment manufacturers and tier-one suppliers for use in a variety of models and applications. Sales to Ford Motor Co. were $36.8 million, or 12 percent of Lydall's total sales in 1999. No other single customer accounted for more than 10 percent of total sales in 1999.

Lydall invested $7.6 million in 1999, and $8.7 million in both 1998 and 1997 to develop new products and manufacturing processes and to improve existing products. Most of Lydall's investment in research and development is application specific; very little is pure research. There were no significant customer-sponsored research and development activities during the past three years.

Lydall's backlog was $48.5 million at December 31, 1999, $29.5 million at December 31, 1998, and $18.8 million at December 31, 1997. Backlog at February 29, 2000 was $50.8 million. The large increase in backlog at December 31, 1999 is related to Gerhardi orders that mainly will be filled in the first nine months of 2000. There are no seasonal aspects to this backlog.

No material portion of Lydall's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any governmental body.

Lydall believes that its plants and equipment are in substantial compliance with applicable federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Additional measures to maintain compliance with presently enacted laws and regulations are not expected to have a substantial adverse effect on the capital expenditures, earnings, or competitive position of the Company. For information relating to certain environmental proceedings involving the Company, please refer to Note 14 in "Notes to Consolidated Financial Statements."

As of February 29, 2000, Lydall had 1,914 employees. Four unions under contracts expiring at various points through March 2005 represented approximately 122 of the domestic employees. Lydall considers its employee relationships to be satisfactory, and there have not been any actual or threatened work stoppages due to union-related activities. All employees at the Company's facility in France are covered under a National Collective Bargaining Agreement. Hourly and certain salaried employees at the German operations are also covered under a National Collective Bargaining Agreement.

Foreign and export sales were 39 percent of total sales in 1999, 18 percent in 1998 and 20 percent in 1997. Export sales are concentrated primarily in Europe, the Far East, Mexico, and Canada and aggregated $35.5 million, $30.4 million, and $34.6 million in 1999, 1998, and 1997, respectively. Foreign sales were $89.1 million, $10.8 million, and $11.2 million for the years ended
December 31, 1999, 1998, and 1997, respectively. Foreign operations

--------------------------------------------------------------------------------
incurred losses of $1.2 million, $1.0 million (including the recognition of an impairment loss of $941 thousand), and $348 thousand, for the years ended December 31, 1999, 1998 and 1997, respectively. Total foreign assets were
$65.0 million at December 31, 1999 compared with $73.4 million at December 31, 1998 and $16.4 million at December 31, 1997.

There are no anticipated operating risks related to foreign investment law, expropriation, inflation effects or availability of material, labor and energy. The Company's foreign and domestic operations limit currency and foreign exchange transaction risks by completing transactions primarily in their functional currencies.

ITEM 2. PROPERTIES

The principal properties of the Company are situated at the following locations and have the following characteristics:

                                                                                        Approximate Area
                                                                                        Land     Buildings
     Location                      General Description                                (Acres)    (Sq.Feet)
----------------------------------------------------------------------------------------------------------
  1  Rochester, New Hampshire      Specialty Papers Manufacturing                       18.0      158,000
  2  Green Island, New York        Specialty Papers Manufacturing                        5.4      275,000
  3  Saint-Rivalain, France        Specialty Papers Manufacturing                       14.3      156,000
  4  Hamptonville, North Carolina  Thermal/Acoustical Products Fabricating and          35.0       85,000
                                   Manufacturing
  5  Columbus, Ohio                Thermal/Acoustical Products Fabricating               9.0       80,000
  6  St. Johnsbury, Vermont        Thermal/Acoustical Products Fabricating              10.0       43,000
  7  Ludenscheid, Germany          Thermal/Acoustical Products Fabricating and           2.9      118,000
                                   Manufacturing
  8  Ibbenburen, Germany           Thermal/Acoustical Products Fabricating and           9.9      180,000
                                   Manufacturing
  9  Meinerzhagen, Germany         Thermal/Acoustical Products Fabricating and           3.8       86,000
                                   Manufacturing
 10  Lakewood, New Jersey          Biomedical Products Fabricating                        --       20,000
 11  Winston-Salem, North          Biomedical Products Fabricating and Manufacturing      --       29,000
     Carolina
 12  Covington, Tennessee          Composite Materials Manufacturing                    26.0      155,000
 13  Richmond, Virginia            Laminated Paperboard Manufacturing                    5.0      104,000
 14  Jacksonville, Florida         Laminated Paperboard Manufacturing                     --       52,000
 15  Manchester, Connecticut       Paperboard Manufacturing                             11.6       70,000
 16  Manchester, Connecticut       Warehouse and Office Facility                         9.1      120,000
 17  Manchester, Connecticut       Corporate Office                                      4.5       20,000
----------------------------------------------------------------------------------------------------------

Properties numbered 5, 6, 10, 11, 13 and 14 are being leased; all others are owned. For information regarding obligations for lease rentals and owned property, see Note 4 in "Notes to Consolidated Financial Statements." Lydall considers its properties to be suitable and adequate for its present needs. The properties are being fully utilized. In addition to the properties listed above, the Company has several additional leases for sales offices and warehouses in the United States, Europe, and Japan.

--------------------------------------------------------------------------------

ITEM 3. LEGAL PROCEEDINGS

No legal proceedings were settled in the fourth quarter of 1999. See Note 14 in "Notes to Consolidated Financial Statements" for additional information on legal proceedings.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 1999.

EXECUTIVE OFFICERS AND OTHER SIGNIFICANT EMPLOYEES OF THE REGISTRANT:

The executive officers of Lydall, Inc., together with the offices presently held by them, their business experience since January 1, 1995, and their ages, are as follows:

                                                                                          Other Business
Name                                     Age                  Title                   Experience Since 1995
----------------------------------------------------------------------------------------------------------------
Christopher R. Skomorowski                46      President and Chief Executive   Division President
                                                  Officer (since 1998), Director  Lydall Westex
                                                  (1994-1995, 1998-1999)
Walter A. Ruschmeyer                      49      Executive Vice President-       Interim Vice President of
                                                  Finance and Administration,     Finance and Treasurer, Lydall,
                                                  and Chief Financial Officer     Inc. Partner in Bushavior,
                                                  (since March 2000)              Controller of Carrier
                                                                                  Corporation
James P. Carolan                          57      Executive Vice President        N/A
                                                  (since 1998), Division
                                                  President (since 1983),
                                                  Director (1994-1995,
                                                  1996-1998)
Carole F. Butenas                         57      Vice President-Investor         N/A
                                                  Relations (since 1991),
                                                  Director (1995-1996)
Mary A. Tremblay                          39      General Counsel and Secretary   N/A
                                                  (since 1991)
Raymond J. Lanzi                          61      Division President (since       N/A
                                                  1979), Director (1993-1994)
Bill W. Franks, Jr.                       41      Division President (since       Vice President and General
                                                  1997)                           Manager, Lydall Logistics
                                                                                  Management
Raymond S. Grupinski, Jr.                 38      Division President (since       Director of Operations, Lydall
                                                  1998)                           Westex and General Manager of
                                                                                  Lydall Westex-Columbus
                                                                                  Operation
Kevin G. Lynch                            47      Division President (since       Vice President of Sales and
                                                  1998)                           Marketing at Lydall Technical
                                                                                  Papers
----------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED

        STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK AND DIVIDEND HISTORY

The Company's Common Stock is traded on the New York Stock Exchange under the symbol LDL. Shares totaling 9,316,600 and 7,507,000 were traded during 1999 and 1998, respectively. The table below shows the range of reported sale prices on the New York Stock Exchange Composite Tape for the Company's Common Stock for the periods indicated. As of March 13, 2000, the record date of the Company's 2000 Annual Meeting, 1,516 stockholders of record held 15,699,776 shares of Lydall's Common Stock, $.10 par value. As of the record date, there were no shares outstanding of the Company's Preferred Stock, $1.00 par value.

------------------------------------------------------
                            High        Low      Close
------------------------------------------------------
1999
  FIRST QUARTER           $12.88      $7.75      $8.31
  SECOND QUARTER           12.50       8.31      11.50
  THIRD QUARTER            12.88       9.81      10.31
  FOURTH QUARTER           10.38       5.25       6.63

1998
  First Quarter           $20.81     $17.06     $18.06
  Second Quarter           18.94      14.44      14.56
  Third Quarter            14.75      10.25      10.25
  Fourth Quarter           13.31       9.25      11.88
------------------------------------------------------

The Company did not pay a cash dividend on its Common Stock and does not anticipate doing so for the foreseeable future. Cash will be reinvested in core businesses.

--------------------------------------------------------------------------------

ITEM 6. SELECTED FINANCIAL DATA

FIVE-YEAR STATISTICAL REVIEW

-------------------------------------------------------------------------------------------------------
$ thousands except per-share amounts           1999         1998         1997         1996         1995
-------------------------------------------------------------------------------------------------------
FINANCIAL RESULTS FROM CONTINUING
  OPERATIONS
Net sales                                  $318,505     $224,286     $234,447     $252,652     $252,128
Income from continuing operations            12,952        9,825       22,380       24,736       22,438
-------------------------------------------------------------------------------------------------------
COMMON STOCK PER-SHARE DATA
Continuing operations (diluted)            $    .82     $    .61     $   1.29     $   1.38     $   1.23
Common stockholders' equity                    7.34         6.96         7.04         6.89         5.88
-------------------------------------------------------------------------------------------------------
FINANCIAL POSITION
Total assets                               $220,236     $226,848     $160,124     $182,119     $158,072
Working capital (deficit)                    64,630       (9,090)      39,203       53,358       52,730
Current ratio                                  2.28          .91         2.39         2.24         2.77
Long-term debt, net of current
  maturities                                 38,334           --        2,100        5,050        7,750
Total stockholders' equity                  115,236      109,225      113,030      117,844      101,811
Debt to total capitalization                  28.2%        33.4%         4.3%        12.9%         9.4%
-------------------------------------------------------------------------------------------------------
PROPERTY, PLANT, AND EQUIPMENT
Net property, plant, and equipment          $80,556     $107,836      $68,860      $62,038      $60,074
Capital additions from acquisitions              --       32,065           --          500           --
Other capital additions                      16,773       17,657       17,104       10,893       12,006
Capital divestment, net                         303          679          685          894          632
Depreciation                                 11,946        8,844        7,993        7,824        7,122
-------------------------------------------------------------------------------------------------------
PERFORMANCE RATIOS AND OTHER ITEMS
Return on average assets                       5.9%         5.4%        14.3%        15.2%        15.2%
Return on average common
  stockholders' equity                        11.5%         8.8%        19.4%        22.5%        25.2%
Return on sales                                4.1%         4.4%         9.6%         9.8%         8.9%
Days of inventory on hand                        34           34           30           29           33
Days of receivables outstanding                  43           50           48           46           49
Number of employees at year-end               2,047        1,330        1,225        1,268        1,227
-------------------------------------------------------------------------------------------------------
SHARES AND STOCKHOLDERS
Weighted average common stock and
  equivalents                            15,784,000   16,163,000   17,319,000   17,988,000   18,197,000
Common stock outstanding at year-end     15,699,776   15,693,860   16,065,473   17,092,011   17,320,252
Stockholders at year-end                      1,516        1,603        1,653        1,855        1,918
Market price per share of common
  stock--
    Highest close                          $  12.81     $  20.13     $  25.75     $  25.87     $  28.50
    Lowest close                           $   5.81     $   9.25     $  18.50     $  19.75     $  14.75
-------------------------------------------------------------------------------------------------------

Share figures adjusted to reflect a two-for-one stock split in 1995.

1998 financial position items incorporate the assets and liabilities of Gerhardi which was acquired on December 30, 1998. The 1998 balances of Gerhardi are not included in calculations in the Performance Ratios and Other Items section above.

The results of operations of the discontinued Wovens segment have been excluded from the selected financial data schedule for all applicable periods. Wovens segment balance sheet items have been excluded from calculations in the Performance Ratios and Other Items section for 1996 through 1999.

--------------------------------------------------------------------------------

ITEM 7.MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion reflects the discontinuation of the Wovens segment. Thus, the results of operations of the Wovens segment have been excluded for all periods discussed.

SALES

OVERVIEW
In 1999, sales from continuing operations increased 42 percent to $318.5 million.

    - Acquisitions contributed sales of $84.3 million.

    - Internal marketing actions resulted in a net increase in sales of $14.0 million.

    - External forces accounted for a net decrease of $4.1 million.

In 1998, the acquisition of a manufacturer of medical and pharmaceutical products and an automotive heat-shield operation contributed sales of $11.4 million. Internal marketing actions plus external market forces produced a combined negative impact of $21.5 million.

During 1997, internal and external forces combined reduced sales by a net $18.3 million.

ACQUISITIONS
Lydall isolates the impact of acquisitions for three years, after which time it considers such operations to be fully integrated. The Company made no acquisitions in 1999. However, three acquisitions made in 1998 were the primary drivers of sales growth in 1999.

The acquisition of Gerhardi, included in the Thermal/Acoustical segment, had no impact on sales or results of operations in 1998. In 1999, Gerhardi contributed sales totaling $75.3 million. Acquiring Gerhardi increased international sales and fulfilled the Company's goal of having a thermal manufacturing presence in Europe. Gerhardi's heat-shield business directly complements Lydall's domestic automotive business and opens growth opportunities both in the U. S. and Europe. The injection-molding and chrome-plating operations of Gerhardi, however, are not central to Lydall's long-term strategic focus. Accordingly, in the fourth quarter of 1999, the Company announced its intention to divest the two non-core operations. These two operations generated sales of approximately $50 million in 1999. The Company expects to sell these businesses in 2000.

Two other 1998 acquisitions--a medical device business, part of the Filtration/Separation segment, and a domestic automotive heat-shield operation, included in the Thermal/Acoustical segment--added incremental sales of $9.0 million in 1999 and $11.4 million in 1998.

--------------------------------------------------------------------------------

INTERNAL MARKETING ACTIONS
During 1999, sales increased by a net $14.0 million due to internal marketing actions. Lydall defines product introductions, net of product discontinuances, market-share changes, and selling price changes as internal marketing actions. Internal marketing actions caused a net increase in sales of $700 thousand in 1998 and a net decrease of $13.1 million in 1997.

Sales from 1999 product introductions of $13.7 million represented a 54-percent increase over 1998 new-product sales of $8.9 million. This compares with incremental new-product sales of $2.4 million in 1997. 1999 growth was primarily attributable to automotive applications; specifically, the development of Zero Clearance-TM- high-performance, self-adhesive underbody shields, innovative Polyshield-TM- components, the acoustical barrier, dBLyte-TM-, and a large thermal/acoustical shield introduced on the latest Lincoln LS and Jaguar S-type models. New-product introductions also occurred in the Filtration/Separation segment, including both air filtration and biomedical fluid processing products.

Product discontinuances amounted to $6.6 million in 1999 compared with $3.1 million in 1998 and $6.1 million in 1997. As with product introductions, most product discontinuances related to automotive products under the Thermal/Acoustical segment. The 1999 and 1998 reductions were primarily attributable to the replacement of existing products by new products. In 1997, Lydall exited certain low-margin non-core products, while discontinuing a flame-barrier material sold to the office-panel market.

Market-share changes in 1999 caused a net sales increase of $8.9 million. A healthy market expansion overseas by the materials-handling business of the Paperboard segment was offset by losses of boxboard market share within that same segment. The Filtration/Separation segment achieved market-share increases, particularly in Europe and Asia, and the Company's distribution services operation captured market share.

In 1998, changes in market share caused sales to decrease by $4.2 million. This decrease was primarily due to lower Asian demand for filtration media employed in high-efficiency air-filtration applications and from losses to lower cost competitors in the mature electrical insulation market.

In 1997, net market-share losses of $1.4 million occurred primarily in the Thermal/Acoustical segment related to the automotive market.

Prices declined by a net $2.0 million during 1999 and $900 thousand over the course of 1998. In both years, pricing weakness was felt in the Thermal/Acoustical and Filtration/Separation segments, specifically related to non-automotive thermal barriers and air filter media. Pricing adjustments associated with long-term contractual commitments also affected certain automotive products. In 1998, the Paperboard segment recorded price increases of approximately $1.7 million.

In 1997, pricing caused a drop in sales of $8.0 million. Price changes in 1997 were concentrated in the Paperboard segment. Selling prices of Lydall's materials-handling products in this segment are somewhat dependent on the pricing of linerboard, its primary raw material.

EXTERNAL MARKET FORCES
Lydall defines external forces as the effects of economic and market changes beyond the influence of management, including the effects of market decay, pricing pressures, and foreign exchange. During 1999, external forces

--------------------------------------------------------------------------------

reduced sales by a net $4.1 million. Economic growth and market-share gains made in the Filtration/Separation segment were offset by market changes, such as the design-out of certain products in the Thermal/Acoustical segment. Competitive pricing environments, particularly in the Paperboard segment, also countered economic and market-share growth during the year.

In 1998, external market forces caused a deterioration in sales of $22.2 million. A weak air-filtration market, declining use of pyrotechnic airbag inflator systems that employ Lydall's materials, and a number of automotive thermal barrier design changes were the major contributors to this decline.

In 1997, external forces reduced sales by $5.2 million. Positive economic forces and market growth substantially offset the effects of market decay and other negative market changes during the year. Currency exchange rates, which have a nominal effect in most years, resulted in a $2.2 million reduction in sales in 1997.

--------------------------------------------------------------------------------

CHANGES IN SALES

---------------------------------------------------------------------
$ millions                                1999       1998       1997
---------------------------------------------------------------------
Prior year's net sales                  $224.3     $234.4     $252.7
 .....................................................................
Acquisitions                              84.3       11.4         --
Internal marketing actions                14.0         .7      (13.1)
External market forces                    (4.1)     (22.2)      (5.2)
 .....................................................................
Total change                              94.2      (10.1)     (18.3)
 .....................................................................
Current year's net sales                $318.5     $224.3     $234.4
---------------------------------------------------------------------

GROSS MARGIN

OVERVIEW
Gross margin increased to $75.5 million during 1999, but declined as a percent of sales to 23.7 percent.

    - Acquisitions added gross margin of $9.9 million.

    - The increased volume had a positive impact of $2.2 million.

    - Net pricing actions eroded gross margin by $1.2 million.

    - Cost reductions improved gross margin by $1.0 million.

In 1999, margins were lowered by cost overruns associated with process redesigns and new process implementations necessitated by the introduction of a record number of new automotive products. The Company improved manufacturing efficiencies during the year and put procedures in place to facilitate smoother, more cost efficient new-product launches in the future.

Gross margin in 1998 was $65.9 million, or 29.4 percent of sales. Acquisitions produced incremental margin improvements in 1998, but lower sales volume, and the combined effect of price decreases in relation to net cost increases acted to reduce margins. The shutdown and consolidation of automotive thermal operations in North

--------------------------------------------------------------------------------

Carolina and additional overhead to support the operations of Charter
Medical, Ltd. as a stand-alone facility lowered margins. Cost-reduction programs during the year contributed positively to overall gross-margin performance.

In 1997, gross margin was $76.9 million, or 32.8 percent of sales. Gross margin was negatively impacted by lower sales volume and the net effects of price decreases that were only partially offset by cost decreases from vendors.

ACQUISITIONS
Gerhardi increased Lydall's total 1999 sales by approximately 34 percent, but diluted total gross margin as a percent of total sales. During the year, Gerhardi improved its margins while making management changes, relocating and consolidating metal heat-shield production, and successfully completing an extensive expansion of the Meinerzhagen plant.

CharterMed, Inc., now Charter Medical in New Jersey, and Engineered Thermal Systems, Incorporated, now the St. Johnsbury Operation of Lydall Westex, were successfully integrated into the Company over the course of 1999. Margins at the New Jersey Operation showed marked improvement despite the distraction of construction during the year of a manufacturing clean room devoted to pharmaceutical processing products. The St. Johnsbury Operation improved its margin performance, added new business, and began construction of a larger manufacturing plant to accommodate sales growth and to support its focus on large, complex shields. Lydall looks forward to both these acquisitions continuing to grow and contributing positively to company-wide margin improvements in 2000.

In 1998, Charter Medical in New Jersey and the St. Johnsbury Operation combined to produce $3.2 million of incremental gross margin. Since Gerhardi was acquired on December 30, 1998, it had no effect on Lydall's 1998 consolidated operating results.

Gross margin was not affected by acquisitions in 1997.

EFFECTS OF CHANGES IN SALES VOLUME
In 1999, gross margin was depressed by increased sales volume resulting from the acquisition of Gerhardi, whose margins were significantly below the Company's average. Also, gains in gross margin from increased sales of Lydall's core businesses and benefits of cost-reduction efforts during the year were diminished by pricing pressures.

Lower sales volume produced a $9.7 million decline in gross margin in 1998, accounting for approximately 90 percent of the total margin decline for the year. Positive contributions from new products and market growth in several product lines were recorded in 1998. However, the combined negative effects from design-outs of automotive heat-management products, market decay, market-share losses, effects of the Asian economy, and a poor market for filtration products worldwide overwhelmed these positives.

The same dynamics that affected gross margin in 1998 reduced gross margin in 1997 by $5.2 million. The loss of operating leverage due to design-outs and product discontinuation offset the benefits of economic and market growth.

--------------------------------------------------------------------------------

PRICE CHANGES IN RELATION TO COST INCREASES
Net pricing actions eroded gross margin by $1.2 million in 1999. In both 1999 and 1998, the Thermal/Acoustical and Filtration/Separation segments faced pricing pressures as described under "Sales" in this Item 7. The pricing environments for the Paperboard segment, although somewhat more stable than in the two previous years, remained extremely competitive in 1999.

A primary focus of the Company's cost-reduction campaign in 1999 was in the area of raw material costs. Savings achieved through these initiatives partly alleviated pricing pressures experienced during the year.

In 1998, prices declined overall by $900 thousand. Vendor costs rose by an estimated $2.0 million which created a combined negative impact on gross margin of $2.9 million. The largest impact occurred in the Thermal/Acoustical segment for products sold to non-automotive thermal applications. The materials-handling and automotive thermal-barrier businesses also experienced some margin erosion due to pricing pressures.

During 1997, pricing actions reduced gross margin by $3.5 million. The largest part of this reduction emanated from the Paperboard segment related to materials-handling products. Price concessions were evident in Lydall's Thermal/Acoustical and Filtration/Separation segments as well.

COST REDUCTIONS
Over the last three years, Lydall has focused a great deal of effort on a company-wide cost-reduction program. A large portion of the savings realized in 1999 was reinvested in the development of the core businesses of thermal/ acoustical and filtration/separation and in other initiatives such as Lydall's Economic Value-Added (EVA) Program. The net impact of these actions on gross margin was a positive $1.0 million.

The Company has consistently driven down manufacturing costs over the years through a combination of management actions and capital improvements. The positive impact on gross margin of these actions in 1998 was $2.5 million compared with savings of $2.4 million in 1997.

OTHER EFFECTS
Other effects normally include fluctuations in inventory, depreciation expense, and other adjustments. These factors reduced gross margin by $2.3 million in 1999.

In 1998, the above factors reduced margins by approximately $2.0 million. Lydall also closed a facility in North Carolina and wrote off an outdated production line and related support equipment in France. In addition, the Company set up a new legal entity and relocated the medical business from within an automotive thermal/ acoustical operation to a separate facility. The total impact of other effects on 1998 gross margin was $4.1 million.

In 1997, other effects had a positive impact on gross margin of $1.1 million.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

CHANGES IN GROSS MARGIN

--------------------------------------------------------------------------------
$ millions                                          1999       1998       1997
--------------------------------------------------------------------------------
Prior year's gross margin                          $65.9      $76.9      $82.1
 ................................................................................
Acquisitions                                         9.9        3.2         --
Effects of changes in sales volume                   2.2       (9.7)      (5.2)
Price increases in relation to cost changes         (1.2)      (2.9)      (3.5)
Cost reductions                                      1.0        2.5        2.4
Other effects                                       (2.3)      (4.1)       1.1
 ................................................................................
Total change                                         9.6      (11.0)      (5.2)
Current year's gross margin                        $75.5      $65.9      $76.9
 ................................................................................
As a percent of net sales                           23.7       29.4       32.8
--------------------------------------------------------------------------------

PRETAX INCOME FROM CONTINUING OPERATIONS

OVERVIEW
The Company earned $19.2 million of pretax income from continuing operations in 1999. The net impact of acquisitions was slightly positive in 1999, however, pricing pressures, especially in paperboard markets, lowered pretax income.

Pretax income from continuing operations declined to $14.5 million in 1998 from $35.2 million in 1997.

ACQUISITIONS
In 1999, Gerhardi incurred an operating loss of $600 thousand. As disclosed under "Sales" in this Item 7, Lydall intends to sell the unprofitable injection-molding and chrome-plating operations of Gerhardi in 2000. Charter Medical in New Jersey and the St. Johnsbury Operation contributed an incremental $1.1 million of operating profit. There was no acquisition effect on pretax income in 1998 and 1997.

OPERATIONS
Pretax income from continuing operations in 1999, other than acquisitions, equaled $18.6 million compared with $14.5 million in 1998. As discussed in the "Gross Margin" section of Item 7, there were many factors that impacted operating results in 1999. Gains from increased sales volume and operating efficiencies were countered by delays associated with new-product launches at domestic automotive operations, pricing pressures in the filtration markets, and competitive conditions in the Paperboard segment.

--------------------------------------------------------------------------------

Selling, product development, and administrative expenses were reduced during the year by $5.1 million. This compares with an increase in 1998 of $3.7 million, including the pretax cost of the severance agreement for the Company's former chairman and chief executive officer and selected impairment charges.

INVESTMENTS AND FINANCING
Nonoperating investments and financing costs combined to reduce pretax income by $600 thousand in 1999. Investment and foreign exchange transaction income rose by a net $1.2 million. The majority of this increase resulted from a foreign exchange transaction gain due to the appreciation of the dollar in relation to the Euro. The gain related to a portion of the Gerhardi purchase price funded from domestic credit lines denominated in Euro. Also, during 1999, interest expense increased by $1.8 million as a result of higher debt levels associated with the three acquisitions made in 1998.

Nonoperating investments and financing costs combined to decrease pretax income by $2.7 million in 1998. Investment balances were much lower as Lydall funded a major capital program, repurchased common stock, and made three acquisitions.

In 1997, investments and financing costs produced $700 thousand of additional pretax income. Cash flow during 1997 was in excess of operating and financing requirements resulting in higher investment income.

CHANGES IN PRETAX INCOME FROM CONTINUING OPERATIONS

--------------------------------------------------------------------------------------------
$ millions                                                      1999       1998       1997
--------------------------------------------------------------------------------------------
Prior year's pretax income from continuing operations          $14.5      $35.2      $39.9
 ............................................................................................
Acquisitions--change in:
    Gross margin                                                 9.9        3.2         --
    Selling, product development, and administrative
      expenses                                                  (9.4)      (3.2)        --
 ............................................................................................
Total change from acquisitions                                    .5         --         --
 ............................................................................................
Operations--change in:
    Gross margin                                                 (.3)     (14.2)      (5.2)
    Selling, product development, and administrative
      expenses                                                   5.1       (3.7)      (0.6)
    Other income/expense                                          --       (0.1)       0.4
 ............................................................................................
Total change from operations                                     4.8      (18.0)      (5.4)
Nonoperating investments and financing--change in:
    Investment and foreign exchange transaction gain (loss)      1.2       (2.3)       0.6
    Interest expense                                            (1.8)      (0.4)       0.1
 ............................................................................................
Total change from nonoperating investments and financing         (.6)      (2.7)       0.7
 ............................................................................................
Total change                                                     4.7      (20.7)      (4.7)
 ............................................................................................
Current year's pretax income from continuing operations        $19.2      $14.5      $35.2
--------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

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

A MAJOR DOWNTURN OF THE U.S. AND EUROPEAN AUTOMOTIVE MARKET. Although Lydall's automotive sales are not solely contingent on the strength of the automotive market, a significant downturn of the U.S. and European automotive industry could have a substantial impact on Lydall's results. The Company can also be affected when automotive manufacturers discontinue production of specific models that contain Lydall's products. On the other hand, Lydall benefits from the introduction of new models. Approximately 46 percent of Lydall's total sales in 1999 were to the automotive market. Lydall's primary automotive products are thermal barriers and heat shields employed both inside and outside of vehicles. The Company also produces acoustical barrier products. Most of Lydall's products are supplied to meet unique, niche applications. There is no direct correlation between the number of Lydall parts on a vehicle and the number of units built, as with tires or steering wheels for example. Slight fluctuations in automotive production have relatively little effect on Lydall's business; however, a major downward shift could prevent Lydall from achieving its projected results.

RAW-MATERIAL PRICING AND SUPPLY. Raw-material pricing and supply issues affect all of Lydall's businesses and can influence results in the short term. Pricing fluctuations, however, particularly impact the Company's materials-handling business. These products are made from laminated virgin kraft paperboard, also known as linerboard. The materials-handling business is unique for Lydall because the selling price of Lydall's products move in relation to pricing of linerboard, its primary raw material. Thus, significant changes in the pricing of linerboard directly affect this portion of Lydall's business.

The Thermal/Acoustical segment uses aluminum in the manufacturing of most automotive heat-shields. The heat shields are sold under long-term agreements with established fixed sales prices. The volatility in aluminum prices over the agreement periods could impact Thermal/Acoustical segment profitability.

NEW-PRODUCT INTRODUCTIONS. Improved performance and growth is partially linked to new-product introductions planned for the future. The timing and degree of success of new-product programs could impact Lydall's projected results.

The Company does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company.

LIQUIDITY AND CAPITAL RESOURCES

Lydall completed 1999 with $45.2 million outstanding under its various credit facilities. The indebtedness is related to the three strategic acquisitions completed in 1998. The 1999 year-end balance represents a decrease of

--------------------------------------------------------------------------------

$9.5 million, or 17 percent. Operating cash flow in 1999 increased by 19 percent from 1998 to $35.6 million. Debt was reduced, and capital investments of $16.8 million were made in 1999. The Company funded a similar level of capital expenditures in 1998 and 1997. Purchases of Common Stock in 1999 totaled $800 thousand compared with purchases in 1998 and 1997 totaling $10.3 million and $27.4 million, respectively.

CASH FLOW OVERVIEW
Cash from operating activities in 1999 was $20.6 million compared with $20.3 million in 1998. In 1997, cash from operating activities equaled
$24.5 million. The positive cash flows in 1999 were derived from operating earnings before deducting non-cash charges from depreciation, amortization, and loss on disposal of the Wovens segment.

Cash used for investing activities in 1999 was $17.1 million, mostly related to capital expenditures. Investment activity in 1999 was down from $60.0 million in 1998, as no acquisitions were completed in 1999. Investing activities in 1997 totaled $16.2 million, primarily capital expenditure related.

Financing activities used $4.5 million in 1999. Payments and proceeds related to short- and long-term borrowings were $208.5 million and $201.7 million, respectively in 1999. In 1998 Lydall generated $33.0 million in cash from financing activities. Net proceeds from bank credit lines were $44.6 million, while the largest use of cash was the purchase of common stock for $10.3 million. In 1997, financing activities resulted in net cash outflows of $37.5 million, including debt repayments totaling $12.5 million and common stock purchases of $27.4 million.

WORKING CAPITAL PRODUCTIVITY
Lydall measures working capital productivity, or working capital turnover, to assess short-term utilization of operating resources. Working capital turnover is defined as net sales divided by the quarterly average of receivables and inventory, less accounts payable. Turnover declined by 9 percent in 1999 to 5.6 times from 6.2 times in 1998, and 7.3 times in 1997. Overall performance was negatively impacted by the Gerhardi acquisition and Charter Medical in New Jersey, both acquired in 1998. Excluding the aforementioned operations, significant progress with inventory management was achieved throughout the Company, offset by increased levels of accounts receivable and lower accounts payable. Management's goal is to improve turnover to historical rates in 2000.

-------------------------------------------------------------------------------------------------
$ millions                                                            1999       1998       1997
-------------------------------------------------------------------------------------------------
Net sales                                                           $318.5     $224.3     $234.4
Average working capital                                               56.7       36.2       32.3
Working capital productivity                                           5.6        6.2        7.3
Percent change from previous year                                       (9)       (15)       (12)
-------------------------------------------------------------------------------------------------

FUTURE CASH REQUIREMENTS
Cash requirements for 2000 include the funding of ongoing operations, capital expenditures, and acquisitions. In 1998, Lydall suspended purchases of Common Stock except to offset shares granted under the Company's stock option award program, choosing to focus on cash requirements for existing operations and acquisitions.

The 2000 capital budget is $14.7 million, down from actual expenditures in 1999 and 1998 of $16.8 million and $17.7 million, respectively.

Management expects to finance capital expenditures and working capital needs from cash provided by operating activities in 2000. Acquisitions, if completed, would be financed under the credit facility described under "Credit Arrangements" below.

--------------------------------------------------------------------------------

CREDIT ARRANGEMENTS
Lydall, Inc. and certain subsidiaries entered into a $69 million credit facility on July 14,1999 with a group of five banking institutions. The entire facility is comprised of a $50 million domestic revolving credit facility, renewed every three years, and a Euro-denominated five-year term loan, which is an obligation of Lydall's German subsidiary. The current credit facility replaces annually renewed domestic unsecured credit lines totaling $70 million. The interest rate on the revolving credit facility is based on various money-market rates selected by the Company at the time of borrowing. The credit facility carries an annual facility fee, as well as a commitment fee on the unused portion of the facility. The Company is required to maintain certain financial ratios and other financial conditions as part of the credit agreement. The agreement also prohibits the Company from incurring certain indebtedness, restricts asset sales and capital expenditures, and limits certain investments and dividends to the extent such activity affects the financial ratios.

Certain domestic and foreign subsidiaries of the Company maintain additional lines of credit totaling $11.5 million as of December 31, 1999. These credit facilities incur interest at rates ranging from 2.3 percent to LIBOR plus
2 percent.

Management believes that current credit arrangements provide ample capacity to meet working capital requirements and to fund future capital expenditures.

CAPITAL STRUCTURE
Lydall's long-term financial strategy calls for the prudent use of debt financing. Substantial debt financing in combination with cash from operating activities are available to complete strategic acquisitions in Lydall's core thermal/acoustical and filtration/separation markets. At the end of 1999, total indebtedness was $45.2 million, representing 28 percent of Lydall's total capital structure.

The Company continually explores its core markets for suitable acquisitions. Based on a 40-percent debt-to-total-capitalization ratio and maintaining investment grade credit quality, the Company could borrow up to $50 million to fund acquisitions. Management has indicated a willingness to exceed the 40 percent debt-to-total-capitalization ratio to complete a compelling strategic acquisition.

YEAR 2000
Lydall began a comprehensive information technology upgrade program (Lydall
2000) in 1995. Lydall 2000 addressed information technology and non-information technology systems, and also included an assessment of the status of third parties. The project went beyond accommodating century-dating issues and included the implementation of systems to improve product quality, process efficiencies, and productivity.

As of December 31, 1999, the Company had satisfactorily completed the Lydall 2000 initiative, which included testing major systems in a simulated environment on and around sensitive Year 2000 dates. Date-sensitive components of machinery and equipment had been reviewed and remediation of any non-compliant parts was completed. The Company also examined information from all major customers and suppliers and did not identify any significant Year 2000 concerns.

As of the date of this report, the Company has not experienced any material interruptions resulting from Year 2000 date processing. While the possibility of issues arising from Year 2000 date processing still exists, the impact is likely to be immaterial. The Company will continue to monitor for Year 2000 problems during the first half of 2000 to ensure that any potential problems are minimized.

--------------------------------------------------------------------------------

OTHER KEY FINANCIAL ITEMS

CASH AND CASH EQUIVALENTS. Cash and cash equivalents decreased to $1.2 million at the end of 1999 from $2.3 million in 1998.

RECEIVABLES. Receivables were $47.1 million in 1999 and $48.6 million in 1998, of which trade receivables were $44.7 million and $46.8 million for 1999 and 1998, respectively. Days of sales outstanding in trade receivables were 43 in 1999 and 50 in 1998. Foreign and export sales were approximately 39 percent of total sales in 1999, 18 percent in 1998, and 20 percent in 1997. These sales are concentrated primarily in Europe, the Far East, Mexico and Canada.

INVENTORIES. Inventories were $29.1 million at December 31, 1999, net of LIFO reserves of $1.6 million and $28.9 million at December 31, 1998 net of LIFO reserves of $1.2 million.

WORKING CAPITAL. Working capital increased to $64.6 million on December 31, 1999 from a deficit of $9.1 million on December 31, 1998. The ratio of current assets to current liabilities increased to 2.28 from 0.91. The majority of the working capital improvement resulted from reclassification of certain long-term assets and liabilities to current assets and related liabilities held for sale. In addition, a portion of debt classified as current at December 31, 1998 is classified as long-term at December 31, 1999 based on the Company's new credit arrangement entered into in July 1999.

CAPITAL ASSET EXPENDITURES. Capital asset expenditures were $16.8 million in 1999, $17.7 million in 1998, and $17.1 million in 1997. Depreciation was $11.9 million in 1999, $8.8 million in 1998, and $8.0 million in 1997. The Company's 2000 Capital Plan calls for commitments of $14.7 million. Expenditures in 2000 are expected to be financed from existing cash balances or cash generated from operations.

DEBT TO TOTAL CAPITALIZATION. Debt to total capitalization decreased to 28 percent in 1999 from 33 percent in 1998.

COMMON STOCKHOLDERS' EQUITY. Common stockholders' equity increased to $115.2 million at December 31, 1999, from $109.2 million at December 31, 1998. On a per-share basis, common stockholders' equity increased to $7.34 at December 31, 1999 from $6.96 at December 31, 1998.

DIVIDEND POLICY. The Company does not pay a cash dividend on its Common Stock and does not anticipate doing so in the foreseeable future. Cash will be reinvested into core businesses.

RESEARCH AND DEVELOPMENT. Research and development investments were $7.6 million in 1999, and $8.7 million in both 1998 and 1997.

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 1 in "Notes to Consolidated Financial Statements."

--------------------------------------------------------------------------------

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Lydall is exposed to market risk related to changes in foreign currency exchange rates and interest rates.

FOREIGN CURRENCY RISK

Lydall has sales and manufacturing activities in foreign countries. As a result, financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's primary currency exposure is with the Euro.

Lydall's foreign and domestic operations limit foreign currency exchange transaction risk by completing transactions primarily in their local currencies. Lydall utilizes bank loans and other debt instruments throughout its operations. To mitigate foreign currency risk, such debt is taken out primarily in underlying local currencies of its subsidiaries.

Lydall uses foreign currency forward contracts to mitigate exposure to foreign currency volatility. At December 31, 1999, the Company had no foreign currency forward contracts outstanding. Lydall had a forward contract outstanding at December 31, 1998 to mitigate the exposure to foreign currency volatility in the December 30, 1998 acquisition of a German subsidiary. The contract, for a contractual amount equivalent to $17 million at a contract rate of 1.6733, limited Lydall's exposure to both favorable and unfavorable currency fluctuations and settled in January 1999 at a minimal gain.

INTEREST RATE RISK

The Company's interest rate exposure is most sensitive to fluctuations in United States and European interest rates, which primarily impacts interest paid on debt. At December 31, 1999 the Company had $26.6 million outstanding on various lines of credit with variable interest rates. The weighted average interest rate paid on this debt was 5.4 percent in 1999. The Company also had $17.7 million outstanding on a 5-year term loan with a variable interest rate. In July of 1999, Lydall entered into an interest rate swap agreement to convert the base rate component of the interest rate on the term loan to a fixed rate of
3.45 percent to take advantage of favorable long-term borrowing rates in Europe. Including the effect of the swap the weighted average interest rate on the long-term debt was 4.7 percent.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this item is contained under Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the Company's independent accountants on accounting and financial disclosure matters.

--------------------------------------------------------------------------------

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of Lydall and disclosure of late filings required by Section 16 of the Exchange Act are incorporated by reference to the definitive Proxy Statement of Lydall to be filed with the Commission relating to its Annual Meeting of Stockholders to be held on May 10, 2000. Information regarding the executive officers and other significant employees of the Company is contained on page 6 of this report.

ITEM 11. EXECUTIVE COMPENSATION

Information regarding the compensation of Lydall's directors and executive officers is incorporated by reference to the definitive Proxy Statement of Lydall to be filed with the Commission relating to its Annual Meeting of Stockholders to be held on May 10, 2000, including the Compensation and Stock Option Committee Report to Stockholders, found on pages 13 through 17, and the comparative performance graph located on page 18, therein.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding beneficial ownership of the Common Stock by certain beneficial owners and by management of the Company is incorporated by reference to the definitive Proxy Statement of Lydall to be filed with the Commission relating to its Annual Meeting of Stockholders to be held on May 10, 2000.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions with management is incorporated by reference to the definitive Proxy Statement of Lydall to be filed with the Commission relating to its Annual Meeting of Stockholders to be held on May 10, 2000.

--------------------------------------------------------------------------------

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

----------------------------------------------------------------------
                                                               PAGE
----------------------------------------------------------------------
A)1, FINANCIAL STATEMENTS:
  Statement of Management Responsibility                         F-1
  Report of Independent Accountants                              F-2
  Consolidated Statements of Income and Comprehensive Income
    for the three years ended December 31, 1999                  F-3
  Consolidated Balance Sheets at December 31, 1999 and 1998      F-5
  Consolidated Statements of Changes in Stockholders' Equity
    for the three years ended
    December 31, 1999                                            F-6
  Consolidated Statements of Cash Flows for the three years
    ended December 31, 1999                                      F-7
  Notes to Consolidated Financial Statements                     F-8
A)2, FINANCIAL STATEMENT SCHEDULES:
  Schedule II-Valuation and Qualifying Accounts for the
    three years ended December 31, 1999                          S-1

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or are presented in "Notes to Consolidated Financial Statements," and therefore have been omitted.

--------------------------------------------------------------------------------

    A)3, EXHIBITS INCLUDED HEREIN OR INCORPORATED BY REFERENCE:

          3.1           Certificate of Incorporation of the Registrant, filed
                        herewith.
          3.2           Bylaws of the Registrant (filed as Exhibit 3(ii) to the
                        Registrant's Quarterly Report on Form 10-Q dated
                        November 12, 1999, and incorporated herein by this
                        reference).
          4.1           Certain long-term debt instruments, each representing
                        indebtedness in an amount equal to less than 10 percent of the Registrant's total consolidated assets, have not been
                        filed as exhibits to this Annual Report on Form 10-K. The
                        Registrant will file these instruments with the Commission upon request.
         10.1*          Amended and restated, Lydall, Inc. 1982 Stock Incentive
                        Compensation Plan, amended through May 14, 1991 (filed as
                        Exhibit 10.6 to the Registrant's Annual Report on Form 10-K
                        dated March 26, 1992, and incorporated herein by this
                        reference).
         10.2*          Lydall, Inc. Senior Management Annual Incentive Compensation
                        Plan (filed as Exhibit 3.5 to the Registrant's Registration
                        Statement on Form 8-B dated October 16, 1987, and
                        incorporated herein by this reference).
         10.3*          Lydall, Inc. Management Annual Incentive Compensation Plan
                        (filed as Exhibit 3.6 to the Registrant's Registration
                        Statement on Form 8-B dated October 16, 1987, and
                        incorporated herein by this reference).
         10.4*          Agreement and General Release with Leonard R. Jaskol dated
                        December 2, 1998, (filed as Exhibit 10.1 to the Registrant's
                        Quarterly Report on Form 10-Q dated May 17, 1999, and
                        incorporated herein by this reference.)
         10.5*          Employment Agreement with John E. Hanley dated March 10,
                        1995 (filed as Exhibit 10.1 to the Registrant's Quarterly
                        Report on Form 10-Q dated May 9, 1995, and incorporated
                        herein by this reference).
         10.6*          Employment Agreement with Elliott F. Whitely dated
                        March 10, 1995 (filed as Exhibit 10.3 to the Registrant's
                        Quarterly report on Form 10-Q dated May 9, 1995, and
                        incorporated herein by this reference).
         10.7*          Employment Agreement with Raymond J. Lanzi dated March 10,
                        1995 (filed as Exhibit 10.5 to the Registrant's Quarterly
                        report on Form 10-Q dated May 9, 1995, and incorporated
                        herein by this reference).
         10.8*          Employment Agreement with Carole F. Butenas dated March 1,
                        2000, filed herewith.
         10.9*          Employment Agreement with Mona G. Estey dated March 1, 2000, filed herewith.
        10.10*          Employment Agreement with Mary A. Tremblay dated March 1,
                        2000, filed herewith.
        10.11*          Lydall, Inc. Board of Directors Deferred Compensation Plan
                        effective January 1, 1991, (filed as Exhibit 10.17 to the
                        Registrant's Annual Report on Form 10-K dated March 26,
                        1991, and incorporated herein by this reference).
        10.12*          Lydall, Inc. Supplemental Executive Retirement Plan
                        effective January 1, 1994, (filed as Exhibit 10.20 to the
                        Registrant's Annual Report on Form 10-K dated March 27,
                        1996, and incorporated herein by this reference).
        10.13*          Amended and restated, 1992 Stock Incentive Compensation
                        Plan, dated May 14, 1992, amended through May 11, 1994,
                        (filed as Exhibit 4.3 to the Registrant's Registration
                        Statement on Form S-8 dated April 17, 1998, Reg. No.
                        [33-93768], and incorporated herein by this reference).
        10.14*          Employment Agreement with James P. Carolan dated
                        February 1, 1999 (filed as 10.16 to the Registrant's Annual
                        Report on Form 10-K dated March 18, 1999, and incorporated herein by this reference).
        10.15*          Employment Agreement with Christopher R. Skomorowski dated
                        March 1, 2000, filed herewith.

--------------------------------------------------------------------------------

       10.16*           Employment Agreement with Walter A. Ruschmeyer dated
                        March 16, 2000, filed herewith.
       10.17*           Employment Agreement with Kevin G. Lynch dated March 1,
                        2000, filed herewith.
       10.18*           Employment Agreement with Lisa Krallis-Nixon dated March 1,
                        2000, filed herewith.
       10.19*           Employment Agreement with Raymond S. Grupinski dated
                        March 1, 2000, filed herewith.
       10.20*           Employment Agreement with Bill W. Franks, Jr. dated
                        March 1, 2000, filed herewith.
        10.21           Asset Purchase Agreement between CharterMed, Inc. and
                        Charter Medical Ltd. (filed as Exhibit 10.20 to the
                        Registrant's Annual Report on Form 10-K dated March 16,
                        1998, and incorporated herein by this reference).
        10.22           Asset Purchase Agreement between Lydall Central, Inc. and
                        Engineered Thermal Systems, Inc. (filed as Exhibit 10.1 to the Registrant's Quarterly report on Form 10-Q dated May 7,
                        1998, and incorporated herein by this reference).
        10.23           Purchase and Sale Agreement (English Translation) signed as of December 30, 1998 by and between HOHENSTAUFEN
                        EINHUNDERTSTE. Vermogensverwaltungs GmbH, a wholly owned
                        subsidiary of Lydall, Inc. and Gerhardi & Cie. Gmbh & Co. KG related to the purchase of all the outstanding shares of
                        Gerhardi & Cie. GmbH & Co. KG (filed as Exhibit 2.1 to the
                        Registrant's Current Report on Form 8-K filed January 14,
                        1999).
        10.24           Credit Agreement dated July 14, 1999 between Lydall, Inc.
                        and certain subsidiaries and Chase Manhattan Bank, as
                        Administrative Agent, and Fleet National Bank, as
                        Documentation Agent, (filed as Exhibit 10.1 to the
                        Registrant's Quarterly Report on Form 10-Q dated August 11,
                        1999, and incorporated herein by this reference).
         21.1           List of subsidiaries of the Registrant (filed as Exhibit
                        21.1 to the Registrant's Annual Report on Form 10-K dated
                        March 27, 1996, and incorporated here by reference).
         23.1           Consent of PricewaterhouseCoopers LLP, filed herewith.
         24.1           Power of Attorney, dated February 18, 2000, authorizing
                        Christopher R. Skomorowski and/or Walter A. Ruschmeyer to
                        sign this report on behalf of each member of the Board of
                        Directors indicated therein, filed herewith.
         27.1           Financial Data Schedule, filed herewith.
            *           Management contract or compensatory plan.
            B)          REPORTS ON FORM 8-K:
                        The Company did not file any reports on Form 8-K during the three months ended December 31, 1999.

--------------------------------------------------------------------------------

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lydall, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          LYDALL, INC.

Date    March 30, 2000                                    By          /s/ CHRISTOPHER R. SKOMOROWSKI
                                                               -------------------------------------------
                                                                        Christopher R. Skomorowski
                                                                  President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lydall, Inc. in the capacities and on the dates indicated.

                      SIGNATURE                                     TITLE                      DATE
                      ---------                                     -----                      ----
/s/ CHRISTOPHER R. SKOMOROWSKI                         President and Chief Executive
------------------------------------------------         Officer                          March 30, 2000
Christopher R. Skomorowski

/s/ WALTER A. RUSCHMEYER                               Vice President-Finance and Chief
------------------------------------------------         Financial Officer and            March 30, 2000
Walter A. Ruschmeyer                                     Principal Accounting Officer

/s/ WALTER A. RUSCHMEYER
------------------------------------------------
Walter A. Ruschmeyer                                                                      March 30, 2000
Attorney-in-fact for:

    Christopher R. Skomorowski                         Director

    Lee A. Asseo                                       Director

    Samuel P. Cooley                                   Director

    W. Leslie Duffy                                    Director

    David Freeman                                      Director

    Suzanne Hammett                                    Director

    Robert E. McGill, III                              Director

    Elliott F. Whitely                                 Director

    Roger M. Widmann                                   Director

    Albert E. Wolf                                     Director

(constituting in excess of a majority
of the full Board of Directors)

--------------------------------------------------------------------------------

STATEMENT OF MANAGEMENT RESPONSIBILITY

The consolidated financial statements of Lydall, Inc. and its subsidiaries have been prepared in accordance with generally accepted accounting principles. The integrity and objectivity of these statements, including the effect of certain estimates and judgements, is the responsibility of management.

Lydall's management has established and maintains a system of internal accounting controls that is designed to provide reasonable assurance that Company assets are safeguarded, transactions are executed in accordance with management's authorization, and that the Company's financial records may be relied upon for the purpose of preparing financial statements. That system is continuously monitored and assessed by direct management review and by the Company's internal auditor. Management has concluded that the system of internal accounting controls was effective throughout the year ended December 31, 1999.

Each year, Lydall's Board of Directors appoints independent accountants who audit the Company's financial statements in accordance with generally accepted auditing standards. Their audit includes a review of internal accounting controls and tests of selected transactions.

The Audit Committee of the Board of Directors, which consists of directors who are neither officers nor employees of the Company, meets regularly with management, the independent accountants and the internal auditor to review financial reporting, internal accounting control and auditing matters. The Committee has direct and private access to both internal and external auditors.

Christopher A. Skomorowski                     Walter A. Ruschmeyer
President and Chief Executive Officer          Executive Vice President-Finance and
                                               Administration and Chief Financial Officer

--------------------------------------------------------------------------------

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Lydall, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 22 present fairly, in all material respects, the financial position of Lydall, Inc. and its subsidiaries at December 31, 1999 and 1998, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 1999 in conformity with accounting principles generally accepted in the United States. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 22 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

/s/ PricewaterhouseCoopers LLP
Hartford, Connecticut

February 29, 2000

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

-----------------------------------------------------------------------------------------------
In thousands except per-share data      For the years ended
  December 31,                                                    1999        1998        1997
-----------------------------------------------------------------------------------------------
NET SALES                                                     $318,505    $224,286    $234,447
Cost of sales                                                  242,985     158,370     157,517
 ...............................................................................................
Gross margin                                                    75,520      65,916      76,930
Selling, product development, and administrative expenses       54,827      48,588      43,525
Impairment loss                                                     --       1,948          --
 ...............................................................................................
Operating income                                                20,693      15,380      33,405
Other (income) expense:
    Investment (income) loss                                       (46)        284      (1,986)
    Interest expense                                             2,612         820         262
    Foreign currency transaction (gain) loss                      (961)        (87)         60
    Other                                                         (134)       (127)       (143)
 ...............................................................................................
                                                                 1,471         890      (1,807)
 ...............................................................................................
Income from continuing operations before income taxes           19,222      14,490      35,212
Income tax expense                                               6,270       4,665      12,832
-----------------------------------------------------------------------------------------------
INCOME FROM CONTINUING OPERATIONS                               12,952       9,825      22,380
 ...............................................................................................
Discontinued operations:
    Loss from operations of the Wovens segment, net of tax
      benefit of $215, $3,483 and $290, respectively              (347)     (5,623)       (469)
    Loss on disposal of the Wovens segment, including
      provision for operating losses during the phase-out
      period, net of tax benefit of $1,133                      (1,830)         --          --
 ...............................................................................................
LOSS FROM DISCONTINUED OPERATIONS                               (2,177)     (5,623)       (469)
 ...............................................................................................
NET INCOME                                                    $ 10,775    $  4,202    $ 21,911
 ...............................................................................................
BASIC EARNINGS (LOSS) PER COMMON SHARE
    Continuing operations                                     $    .82    $    .62    $   1.34
    Discontinued operations                                       (.14)       (.35)       (.03)
    Net income                                                $    .68    $    .27    $   1.31
Weighted average common stock outstanding                       15,715      15,847      16,692
 ...............................................................................................
DILUTED EARNINGS (LOSS) PER COMMON SHARE
    Continuing operations                                     $    .82    $    .61    $   1.29
    Discontinued operations                                       (.14)       (.35)       (.02)
    Net income                                                $    .68    $    .26    $   1.27
Weighted average common stock and equivalents outstanding       15,784      16,163      17,319
 ...............................................................................................
NET INCOME                                                    $ 10,775    $  4,202    $ 21,911
 ...............................................................................................
Other comprehensive income (loss):
    Foreign currency translation adjustments, net of $2,563,
      $(180), and $772, in tax effect, respectively             (5,295)        637      (1,349)
    Unrealized gain (loss) on securities:
      Unrealized holding gains (losses) arising during
        period, net of $0, $103, and $(317) in tax effect,
        respectively                                                --        (366)        553
      Less: reclassification adjustment for gains (losses)
        included in net income                                      --        (344)        608
 ...............................................................................................
    Net unrealized loss on securities, net of $0, $6, and
      $31 in tax effect, respectively                               --         (22)        (55)
    Minimum pension liability adjustment, net of $(422),
      $281, and $121 in tax effect, respectively                   784        (522)       (224)
 ...............................................................................................
Other comprehensive income (loss), net of tax                   (4,511)         93      (1,628)
 ...............................................................................................
COMPREHENSIVE INCOME                                          $  6,264    $  4,295    $ 20,283
-----------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------

CONSOLIDATED BALANCE SHEETS

-----------------------------------------------------------------------------------
In thousands except share data       December 31,                 1999        1998
-----------------------------------------------------------------------------------
ASSETS

CURRENT ASSETS:

Cash and cash equivalents                                     $  1,154    $  2,254

Accounts receivable (less allowance for doubtful receivables
  of $1,511 in 1999 and $1,504 in 1998)                         45,517      48,609

Inventories:

    Finished goods                                               8,529      10,303

    Work in process                                              5,044       8,859

    Raw materials and supplies                                   8,576      11,003

    LIFO reserve                                                (1,619)     (1,216)
 ...................................................................................

Total inventories                                               20,530      28,949

Taxes receivable                                                 4,022       2,256

Prepaid expenses                                                 1,895       1,966

Net investment in discontinued operations (Note 5)               2,125          --

Assets held for sale (Note 6)                                   35,183          --

Deferred tax assets                                              4,807       6,785
 ...................................................................................

Total current assets                                           115,233      90,819
 ...................................................................................
PROPERTY, PLANT, AND EQUIPMENT, at cost:

Land                                                             1,410       2,729

Buildings and improvements                                      24,779      30,764

Machinery and equipment                                         91,761     111,157

Office equipment                                                22,471      16,865

Vehicles                                                           943       1,310

Assets in progress                                               5,464       9,660
 ...................................................................................
                                                               146,828     172,485

Less accumulated depreciation                                  (66,272)    (64,649)
 ...................................................................................
                                                                80,556     107,836

OTHER NONCURRENT ASSETS:

Goodwill, at cost (net of accumulated amortization of $4,652 and $4,463 in 1999 and 1998, respectively, and an
  impairment loss of $6,519 recognized in 1998)                 19,444      23,380

Other assets, at cost (net of accumulated amortization of
  $6,038 in 1999 and $7,922 in 1998)                             5,003       4,813
 ...................................................................................
                                                                24,447      28,193
 ...................................................................................

TOTAL ASSETS                                                  $220,236    $226,848
-----------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
In thousands except share data       December 31,                 1999        1998
-----------------------------------------------------------------------------------
LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES:

Cash overdraft                                                $  2,564    $     --

Current portion of long-term debt                                6,849       2,340

Short-term borrowings                                               --      52,324

Accounts payable                                                18,438      22,530

Accrued taxes                                                      920       1,411

Accrued payroll and other compensation                           4,021       5,810

Liabilities related to assets held for sale (Note 6)             6,945          --

Other accrued liabilities                                       10,866      15,494
 ...................................................................................

Total current liabilities                                       50,603      99,909
 ...................................................................................

Long-term debt                                                  38,334          --

Deferred tax liabilities                                        11,306      10,726

Other long-term liabilities                                      4,757       6,988
Commitments and contingencies

STOCKHOLDERS' EQUITY:

Preferred stock                                                     --          --

Common stock, par value $.10 per share, authorized
  30,000,000 shares, issued 21,797,164 shares in 1999 and
  21,714,301 shares in 1998                                      2,180       2,171

Capital in excess of par value                                  39,195      38,697

Retained earnings                                              140,085     129,310

Accumulated other comprehensive loss                            (4,582)        (71)
 ...................................................................................
                                                               176,878     170,107

Less cost of 6,097,388 shares of common stock in treasury in
  1999 and 6,020,441 shares in 1998                            (61,642)    (60,882)
 ...................................................................................

Total stockholders' equity                                     115,236     109,225
 ...................................................................................

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $220,236    $226,848
-----------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------------------------
                                                         Capital                Accumulated
                                                              in                     Other        Cost of          Total
                                  Preferred   Common    Excess of   Retained    Comprehensive    Stock in   Stockholders'
In thousands                      Stock        Stock    Par Value   Earnings    Income (Loss)    Treasury         Equity
------------------------------------------------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1997          $--       $2,112     $34,235    $103,197       $ 1,464       $(23,164)      $117,844
Stock options exercised                           31       2,275                                                   2,306
Purchase of treasury shares                                                                       (27,403)       (27,403)
Net income                                                            21,911                                      21,911
Other comprehensive loss                                                            (1,628)                       (1,628)
 ........................................................................................................................
BALANCE AT DECEMBER 31, 1997         --        2,143      36,510     125,108          (164)       (50,567)       113,030
Stock options exercised                           28       2,187                                                   2,215
Purchase of treasury shares                                                                       (10,315)       (10,315)
Net income                                                             4,202                                       4,202
Other comprehensive income                                                              93                            93
 ........................................................................................................................
BALANCE AT DECEMBER 31, 1998         --        2,171      38,697     129,310           (71)       (60,882)       109,225
Stock options exercised                            9         498                                                     507
Purchase of treasury shares                                                                          (760)          (760)
Net income                                                            10,775                                      10,775
Other comprehensive loss                                                            (4,511)                       (4,511)
 ........................................................................................................................
BALANCE AT DECEMBER 31, 1999        $--       $2,180     $39,195    $140,085       $(4,582)      $(61,642)      $115,236
------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

--------------------------------------------------------------------------------------------
In thousands      For the years ended December 31,                1999       1998       1997
--------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income                                                    $ 10,775   $  4,202   $ 21,911
 ............................................................................................
Adjustments to reconcile net income to net cash provided by
  operating activities:
  Depreciation                                                  11,946      8,844      7,993
  Amortization                                                   1,775      2,052      1,569
  Loss on disposal of Wovens segment                             1,830         --         --
  Impairment loss                                                   --      8,467         --
  Loss on disposition of property, plant and equipment             303        403        685
  Foreign currency transaction (gain) loss                        (961)       (87)        60
  Changes in operating assets and liabilities, excluding
    effects from acquisitions:
    Accounts receivable                                            100      2,132      1,221
    Taxes receivable                                            (1,766)      (224)    (2,032)
    Inventories                                                 (1,527)       333     (1,140)
    Prepaid expenses and other assets                           (1,292)         5     (1,708)
    Accounts payable                                            (2,798)      (895)    (2,049)
    Accrued taxes                                                 (348)       343       (249)
    Accrued payroll and other accrued liabilities                 (469)    (2,294)    (2,452)
    Deferred income taxes                                        3,954     (5,600)       818
    Other long-term liabilities                                   (904)     2,651       (158)
 ............................................................................................
Total adjustments                                                9,843     16,130      2,558
 ............................................................................................
NET CASH PROVIDED BY OPERATING ACTIVITIES                       20,618     20,332     24,469
 ............................................................................................
CASH FLOWS FROM INVESTING ACTIVITIES:
  Acquisitions                                                    (281)   (46,447)       (78)
  Additions of property, plant and equipment                   (16,773)   (17,657)   (17,104)
  Proceeds from the sale of property, plant and equipment           --        276         --
  Sale of investments, net                                          --      3,851      1,013
 ............................................................................................
NET CASH USED FOR INVESTING ACTIVITIES                         (17,054)   (59,977)   (16,169)
 ............................................................................................
CASH FLOWS FROM FINANCING ACTIVITIES:
    Cash overdraft                                               2,564         --         --
    Long-term debt payments                                    (75,444)    (3,484)    (4,450)
    Long-term debt proceeds                                    108,840         --         --
    Proceeds from short-term borrowings                         92,902    110,820         --
    Payments of short-term borrowings                         (133,087)   (66,245)        --
    Notes payable                                                   --         --     (8,000)
    Issuance of common stock                                       507      2,215      2,306
    Acquisition of common stock                                   (760)   (10,315)   (27,403)
 ............................................................................................
NET CASH PROVIDED BY (USED FOR) FINANCING ACTIVITIES            (4,478)    32,991    (37,547)
 ............................................................................................
EFFECT OF EXCHANGE RATE CHANGES ON CASH                           (186)        17        (88)
 ............................................................................................
Decrease in cash and cash equivalents                           (1,100)    (6,637)   (29,335)
Cash and cash equivalents at beginning of year                   2,254      8,891     38,226
 ............................................................................................
CASH AND CASH EQUIVALENTS AT END OF YEAR                      $  1,154   $  2,254   $  8,891
--------------------------------------------------------------------------------------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION
--------------------------------------------------------------------------------------------
Cash paid during the year for:
    Interest                                                  $  2,689   $    734   $    687
    Income taxes                                                 5,016      6,231     14,678
Noncash transactions:
    Amounts payable for acquired operations                         --        240         16
    Additional minimum pension liability                         1,206        999        591
    Unrealized losses on available-for-sale securities              --        (22)       (55)
    Liabilities assumed with acquisitions                           --     26,496         --

    Net cash provided by operating activities includes changes in certain assets and liabilities which have been reclassified as "Net Investment in Discontinued Operations,"
    "Assets Held for Sale," and "Liabilities Related to Assets Held for Sale" in the
    Consolidated Balance Sheet.
--------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION. The consolidated financial statements include the accounts of Lydall, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

USE OF ESTIMATES. The preparation of the consolidated financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement dates, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH EQUIVALENTS. Cash and cash equivalents include cash on hand and highly liquid investments with a maturity of three months or less at the date of purchase.

CONCENTRATION OF RISK. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and trade receivables. The Company places its cash, cash equivalents and short-term investments in high-quality financial institutions and instruments. Concentrations of credit risk with respect to trade receivables are limited by the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. Sales to the automotive market were 46 percent of the Company's 1999 total sales compared with 26 percent in 1998 and 27 percent in 1997. Sales to Ford Motor Co. represented 12 percent, 15 percent, and 19 percent of Lydall's total sales in 1999, 1998, and 1997, respectively. No other single customer accounted for more than 10 percent of total sales in 1999, 1998, or 1997. As of December 31, 1999, the Company had no other significant concentrations of risk.

INVENTORIES. Approximately 37 percent in 1999 and 33 percent in 1998 of the inventories have been valued on a last-in, first-out (LIFO) method and the balance on a first-in, first-out (FIFO) method at the lower of cost or market.

DEPRECIATION AND AMORTIZATION. Property, plant, and equipment are depreciated over their estimated useful lives using the straight-line method for financial statement purposes. Leasehold improvements are depreciated on a straight-line basis over the term of the lease or the life of the asset, whichever is shorter.

Useful lives by category are as follows:

-------------------------------------------------------------------------
Category                                                      Useful Life
-------------------------------------------------------------------------
Buildings and improvements                                    10-35 years
Machinery and equipment                                        5-25 years
Office equipment                                                2-8 years
Vehicles                                                        3-6 years
-------------------------------------------------------------------------

INTANGIBLES. Goodwill and other intangibles are being amortized on a straight-line basis primarily over periods not exceeding 25 years.

--------------------------------------------------------------------------------

VALUATION OF LONG-LIVED ASSETS. The Company periodically evaluates the recoverability of long-lived assets, including goodwill and other intangible assets. At the time such evaluations indicate that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset, the asset is adjusted to fair value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Based on these evaluations, certain machinery and goodwill were adjusted to fair value in 1998.

REVENUE RECOGNITION.  Lydall recognizes revenues when the product is shipped.

RESEARCH AND DEVELOPMENT.  Costs are charged to expense as incurred.

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

RECLASSIFICATION OF FINANCIAL INFORMATION. Certain components of the financial statements have been reclassified to be consistent with current year presentation.

RECENTLY ISSUED ACCOUNTING STANDARDS. The Company will adopt the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 99-5, "Accounting for Pre-production Costs Related to Long-Term Supply Arrangements" ("EITF No. 99-5"), which is effective prospectively for fiscal years beginning after December 31, 1999. EITF No. 99-5 provides guidance on accounting for design and development costs for products sold under long-term supply arrangements and costs incurred for molds, dies and other tools that will be used in producing products under long-term supply agreements. The Company has elected to implement this consensus prospectively. The accounting treatment proposed by EITF 99-5 is not expected to have a material impact on the consolidated financial position or results of operations of the Company.

Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), effective for fiscal years beginning after June 15, 2000, will be adopted by the Company when effective. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that an entity recognize all

--------------------------------------------------------------------------------

derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The effect of adopting SFAS 133 is still being assessed.

2. FINANCIAL INSTRUMENTS

The Company held no investment instruments at December 31, 1999 and 1998. No gains or losses from the sale of securities were realized in 1999. Gains of $1.1 million were realized on sales of securities in both 1998 and 1997, and losses of $1.5 million and $136 thousand during 1998 and 1997, respectively. For the purpose of computing realized gains and losses, cost is determined on a specific identification basis.

The Company utilizes letters of credit in the ordinary course of business and to satisfy self-insurance security deposit requirements. Outstanding letters of credit were $1.3 million and $2.4 million as of December 31, 1999 and 1998, respectively. The Company does not expect any material losses to result from these off-balance-sheet instruments as performance is not expected to be required.

The carrying amount of debt outstanding at December 31, 1999 and 1998 approximates current fair market value.

3. LONG-TERM DEBT AND CREDIT ARRANGEMENTS

On July 14, 1999, Lydall, Inc. and certain subsidiaries entered into a $69 million credit facility with a group of five banking institutions. A Euro-denominated term loan of approximately $19 million bears interest based on Euro LIBOR plus a percentage based on negotiated ratios. A balance of $17.7 million is outstanding at December 31, 1999 and is held in the name of Lydall's German subsidiary. The remaining $50 million is a revolving credit facility which is renewed every three years, on which approximately $18 million is outstanding at December 31, 1999. The interest rate on the revolving credit facility is based on various money market rate options selected by the Company at the time of borrowing. The bank credit agreement carries an annual facility fee on the total revolving credit and a commitment fee on the unused amount of the facility. The credit agreement requires the Company to maintain certain financial ratios and other financial conditions. The agreement also prohibits the Company from incurring certain additional indebtedness, restricts asset sales and capital expenditures, and limits certain investments and dividends to the extent such activity affects the financial ratios. As of and during the year ended December 31, 1999, the Company was in compliance with all loan covenants and conditions. Total long-term debt maturities in 2000, 2001, 2002, 2003, and 2004 are $6.8 million, $3.9 million, $27.0 million, $4.8 million and $2.4 million, respectively.

In July of 1999, the Company entered into an interest rate swap agreement to convert the base rate component of the interest rate on the Euro-denominated term loan to a fixed rate of 3.45 percent.

Certain domestic and foreign subsidiaries of the Company maintain additional lines of credit totaling $11.5 million of which $8.6 million is outstanding as of December 31, 1999. These credit facilities incur interest at rates ranging from 2.3 percent to LIBOR plus 2 percent.

---------------------------------------------------------------------------------
In thousands      December 31,                                   1999       1998
---------------------------------------------------------------------------------
Credit Agreement term loan, effective rate 7.43% due 2002,
  collateralized by common stock of the Company               $18,025     $   --
Credit Agreement term loan, effective rate 4.7% due
  quarterly, collateralized by German subsidiary stock         17,697         --
Deutsche Bank, line of credit, effective rate 2.3-4.2% due
  2006, collateralized by real estate and equipment in
  Meinerzhagen, Germany                                         8,560         --
IKB Deutsche Industriebank of Dusseldorf term loan, 4.5%
  interest rate, due semiannnually                                901         --
Note Purchase Agreement, 7.25% paid in full in 1999                --      2,100
Note Payable, 5.37% paid in full in 1999                           --        240
 .................................................................................
                                                               45,183      2,340
Less portion due within one year                               (6,849)    (2,340)
 .................................................................................
                                                              $38,334     $   --
---------------------------------------------------------------------------------

4. LONG-TERM OPERATING LEASES

Lydall has operating leases which resulted in an expense of $3.0 million in 1999, $2.6 million in 1998, and $1.9 million in 1997. These contracts include vehicle, building, other office equipment, and machinery leases which require payment of property taxes, insurance, repairs and other operating costs.

Future net lease commitments under noncancelable operating leases are:

In thousands
                                           2000       2001       2002       2003       2004   THEREAFTER      TOTAL
-------------------------------------------------------------------------------------------------------------------
Net lease payments                      $2,588     $2,312     $1,770     $1,546     $1,160       $786      $10,162
-------------------------------------------------------------------------------------------------------------------

5. ACQUISITIONS AND DISPOSITIONS

ACQUISITIONS

On December 30, 1998, a subsidiary of the Company acquired for cash all of the outstanding shares of Gerhardi & Cie GmbH & Co. KG ("Gerhardi"), a privately held German manufacturer of automotive components. Under the terms of the agreement, and in consideration for Gerhardi's outstanding shares, the Company's subsidiary paid to Gerhardi a negotiated purchase price of $30.7 million and assumed Gerhardi's existing liabilities, net of cash, of approximately
$26.5 million. The purchase price is subject to a post-closing net equity adjustment as defined in the agreement. This adjustment could result in a decrease in the purchase price and will be reflected in the Company's financial statements once the amount is determined. Lydall, Inc. funded this acquisition through interim borrowing on existing lines of credit and subsequently refinanced the majority of the borrowing with a Euro-denominated term loan. This acquisition was accounted for under the purchase method of accounting. The fair value of assets acquired exceeded the cost of acquisition and as a result, the Company reduced the appraised value of long-term assets by $8.8 million. The results of Gerhardi have been included in the Company's consolidated results since the date of acquisition.

On April 18, 1998, a subsidiary of Lydall acquired Engineered Thermal Systems, Inc. ("ETSI"), a producer of automotive thermal and acoustical components for $9.2 million, accounted for under the purchase method. The acquisition, which operates as the St. Johnsbury Operation of Lydall Westex, complements the Company's extensive automotive thermal barrier business. The results of the St. Johnsbury Operation have been included in the Company's consolidated results since the date of acquisition.

--------------------------------------------------------------------------------

Early in 1998, a Lydall subsidiary funded the capitalization of Charter
Medical Ltd. On February 6, 1998, this separate corporate entity acquired CharterMed, Inc., a privately held company located in Lakewood, New Jersey, for $6.6 million in cash and a note for $720 thousand, which was paid in 1999. The acquisition was accounted for under the purchase method. Charter Medical is a growing and profitable manufacturer of proprietary medical devices serving applications such as biotech and pharmaceutical packaging, blood bank and transfusion services and neonatal intensive care. The results of the Charter Medical Operation since the date of acquisition have been included in the Company's consolidated results.

DISPOSITIONS

In November 1999, the Company's Board of Directors adopted a plan to discontinue the operations of the Wovens segment. Accordingly, the operating results have been segregated from continuing operations and reported as discontinued operations. Revenues from the Wovens segment were $3.9, $5.7, and $9.8 million for the years ended December 31, 1999, 1998, and 1997, respectively. During 1999, the Company recorded an estimated net loss on disposal of $1.8 million, or $.12 cents per common share, associated with the disposition of this segment. The estimated net loss includes the estimated costs to dispose and operating losses during the phase-out period of approximately $400 thousand. Wovens segment net assets to be disposed of, consisting primarily of inventory, property, plant and equipment, and certain intangibles with a total net realizable value of $2.1 million, have been classified in the Consolidated Balance Sheet at December 31, 1999 as "Net Investment in Discontinued Operations."

The Company completed the sale of the Wovens segment on February 29, 2000, see
Note 16.

6. ASSETS AND RELATED LIABILITIES HELD FOR SALE

In October of 1999, the Company's Board of Directors formalized a plan to sell the Composite Materials, Hoosick Falls Operation, which was mainly a component of Other Products and Services for segment reporting purposes. Assets of $6.4 million and related liabilities of $800 thousand have been reclassified as "Assets Held for Sale" and "Liabilities Related to Assets Held for Sale" in the Consolidated Balance Sheet at December 31, 1999. For the years ended
December 31, 1999, 1998 and 1997, sales and income from operations of the Hoosick Falls Operation were $10.7 million, $10.3 million, and $12.1 million, and $1.1 million, $500 thousand, and $900 thousand, respectively. The sale of the Hoosick Falls Operation was completed on January 28, 2000. See Note 16 for further details on the sale.

Assets Held for Sale at December 31, 1999 also include $28.8 million for the chrome-plating and injection-molding operations of Gerhardi, the disposition of which was approved by the Company's Board of Directors in December 1999. The liabilities related to the chrome-plating and injection-molding assets held for sale were $6.1 million at December 31, 1999 and are included in "Liabilities Related to Assets Held for Sale." The results of these operations for 1999 are included in the Thermal/Acoustical segment. The Company is in the process of negotiating the sale of these operations and expects to complete the sale during 2000. No impairment charge was recognized in relation to these assets held for sale, which are reported in the Consolidated Balance Sheet at their carrying values.

7. CAPITAL STOCK

PREFERRED STOCK--The Company has a class of Serial Preferred Stock with a par value of $1. None of the 500,000 authorized shares has been issued.

COMMON STOCK--At the end of 1999, 1,516 Lydall stockholders of record held 15,699,776 shares of Common Stock. Approximately 4 percent of the Company's Common Stock was owned by Lydall's officers and directors and their immediate families. Other Lydall employees, their families, and Lydall associates owned an additional 12 percent either directly or through participation in the Company's Employee Stock Ownership Trust.

STOCKHOLDER REPURCHASE RIGHTS PLAN--In the second quarter of 1999, the Company's Board of Directors adopted a Share Repurchase Rights Plan by granting a dividend of one preferred share purchase right for each common share to stockholders of record at the close of business on June 30, 1999. Under certain conditions, each right entitles the holder to purchase one-thousandth of a Series A Junior Participating Preferred Share. The rights cannot be exercised or transferred apart from common shares unless a person or group acquires 10 percent or more of the Company's outstanding common shares. The rights will expire May 15, 2009 if they are not redeemed.

----------------------------------------------------------------------------------------------------------------------------------
                              FOR THE YEAR ENDED 1999             For the Year Ended 1998             For the Year Ended 1997
                         ---------------------------------   ---------------------------------   ---------------------------------
                           INCOME                              Income                              Income
                             FROM                                from                                from
                         CONTINUING              PER-SHARE   Continuing              Per-Share   Continuing              Per-Share
                         OPERATIONS    SHARES     AMOUNT     Operations    Shares     Amount     Operations    Shares     Amount
                         ---------------------------------   ---------------------------------   ---------------------------------
Basic earnings per
  share                   $12,952      15,715      $ .82      $ 9,825      15,847      $ .62      $22,380      16,692      $1.34

Effect of dilutive
  stock options                --          69       (.00)          --         316       (.01)          --         627       (.05)
 ..................................................................................................................................

Diluted earnings per
  share                   $12,952      15,784      $ .82      $ 9,825      16,163      $ .61      $22,380      17,319      $1.29
----------------------------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------------------------
                              FOR THE YEAR ENDED 1999             For the Year Ended 1998             For the Year Ended 1997
                         ---------------------------------   ---------------------------------   ---------------------------------
                              NET                PER-SHARE        Net                Per-Share        Net                Per-Share
                           INCOME      SHARES     AMOUNT       Income      Shares     Amount       Income      Shares     Amount
                         ---------------------------------   ---------------------------------   ---------------------------------
Basic earnings per
  share                   $10,775      15,715      $ .68      $ 4,202      15,847      $ .27      $21,911      16,692      $1.31

Effect of dilutive
  stock options                --          69       (.00)          --         316       (.01)          --         627       (.04)
 ..................................................................................................................................

Diluted earnings per
  share                   $10,775      15,784      $ .68      $ 4,202      16,163      $ .26      $21,911      17,319      $1.27
----------------------------------------------------------------------------------------------------------------------------------

Options to purchase 974,467, 593,700, and 297,946 shares of Lydall Common Stock were not included in the 1999, 1998 and 1997 computation of diluted earnings per share because the average exercise price was greater than the average market price of the common shares at the end of each respective year.

--------------------------------------------------------------------------------

8. STOCK OPTION PLANS

At December 31, 1999, the Company had two stock option plans under which employees and directors had options to purchase Lydall Common Stock. Under these plans--the 1982 Stock Incentive Compensation Plan and the 1992 Stock Incentive Compensation Plan--options are granted at fair market value on the grant date and expire ten years after the grant date. In most cases, options vest at a rate of 25 percent per year starting with the first anniversary of the award. A few incentive stock option (ISO) awards have an extended vesting period because IRS regulations, with regard to ISO awards, cap the total dollar amount that can vest in one year for an individual at $100,000. The

--------------------------------------------------------------------------------

1982 Plan has expired; therefore, no further options can be granted under this Plan. The 1992 Plan provides for automatic acceleration of vesting in the event of a change in control of the Company. The Plan also provides for the use of shares of Lydall Common Stock in lieu of cash to exercise options if the shares are held for more than six months and if the Compensation and Stock Option Committee of the Board of Directors approves this form of exercise.

At January 1, 1997, the Company had three stock option plans under which employees and directors had options or warrants to purchase Lydall Common Stock. The 1984 Outside Directors' Warrant Plan was terminated in 1992. At the beginning of 1997, there were warrants for 30,330 shares outstanding under the Plan. All of these warrants were exercised during 1997.

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's three stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", the Company's net income and earnings per share would have been reduced to the pro forma amounts indicated below:

-----------------------------------------------------------------------------------------
In thousands except per-share data
For the years ended December 31,                              1999       1998       1997
-----------------------------------------------------------------------------------------

Net income                               As reported       $10,775    $ 4,202    $21,911
                                         Pro forma           9,556      3,228     21,170

Basic earnings per share                 As reported       $   .68    $   .27    $  1.31
                                         Pro forma             .61        .20       1.27

Diluted earnings per share               As reported       $   .68    $   .26    $  1.27
                                         Pro forma             .61        .20       1.22
-----------------------------------------------------------------------------------------

The fair value of each option granted is estimated for the above disclosure on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 1999, 1998 and 1997, respectively: zero dividend yield for all years; expected volatility of 50 percent, 40 percent and 27 percent; risk-free interest rates of 6.7 percent,
4.7 percent and 5.8 percent; and an expected eight-year life in 1999 and a six-year life for 1998 and 1997.

--------------------------------------------------------------------------------

A summary of the status of the Company's stock option plans as of December 31, 1999, 1998, and 1997, and changes during the years ended on those dates is presented below:

------------------------------------------------------------------------------------------------------------
In thousands except per-share data                         1999                          1998           1997
----------------------------------------  ---------------------------   ---------------------------   ------
                                                     WEIGHTED-AVERAGE              Weighted-Average
FIXED OPTIONS                               SHARES     EXERCISE PRICE     SHARES     EXERCISE PRICE   SHARES
----------------------------------------  ---------------------------   ---------------------------   ------
Outstanding at beginning of year             1,263             $14.38      1,592             $13.14    1,772
Granted                                        243              10.88         21              15.86      156
Exercised                                      (68)              5.64       (274)              5.35     (303)
Forfeited                                     (109)             17.16        (76)             21.28      (33)
 ............................................................................................................
Outstanding at end of year                   1,329             $13.96      1,263             $14.38    1,592
 ............................................................................................................
Options exercisable at year-end              1,002                         1,037                       1,156
Shares reserved for grants                   1,140                         1,274                       1,219
Weighted-average fair value per option
  granted during the year                 $   6.16                      $   7.37                      $ 7.85
------------------------------------------------------------------------------------------------------------

In 1997, the option price of outstanding shares ranged from $1.85 to $26.00 per share. Options with exercise prices of $1.85 to $16.75 were exercised in 1997.

The following table summarizes information about stock options outstanding at December 31, 1999:

-----------------------------------------------------------------------------------------------------
                                       Options Outstanding                    Options Exercisable
                          ---------------------------------------------   ---------------------------
                              Number   Weighted-Average                      Number
                          Outstanding  Remaining                          Exercisable
       Range of                   at   Contractual      Weighted-Average         at   Weighted-Average
    Exercise Prices         12/31/99       Life          Exercise Price    12/31/99    Exercise Price
-----------------------   ---------------------------------------------   ---------------------------
        $ 4.21 - $ 6.51      103,100         .7                   $4.34     100,500            $ 4.34
          8.21 -  11.75      676,977        4.7                   10.06     459,417              9.64
         13.13 -  19.81      321,881        6.0                   17.77     248,171             17.34
         22.63 -  26.00      227,134        6.1                   24.50     194,093             24.68
 .....................................................................................................
        $ 4.21 - $26.00    1,329,092        4.9                  $13.96   1,002,181            $13.93
-----------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

9. EMPLOYER-SPONSORED BENEFIT PLANS

The Company contributed to four defined benefit pension plans which cover substantially all domestic Lydall employees. The pension plans are noncontributory, and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. The Company's funding policy is to fund not less than the ERISA minimum funding standard nor more than the maximum amount which can be deducted for federal income tax purposes.

The following items are the components of net periodic benefit cost for pension benefits:

--------------------------------------------------------------------------------------------
In thousands      For the years ended December 31,               1999       1998       1997
--------------------------------------------------------------------------------------------
Service cost                                                  $ 1,412    $ 1,184    $ 1,065
Interest cost                                                   1,717      1,530      1,392
Expected return on assets                                      (1,814)    (1,623)    (1,434)
Amortization of:
    Transition asset                                             (103)      (103)      (103)
    Prior service cost                                             19         12          9
    Actuarial loss                                                186         81         77
Special termination benefit and curtailment charges                --         85         --
 ............................................................................................
Total net periodic benefit cost                               $ 1,417    $ 1,166    $ 1,006
--------------------------------------------------------------------------------------------

At December 31, 1999, there were no plans with an accumulated benefit obligation in excess of plan assets. The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $25.8 million, $21.4 million, and $19.5 million, respectively, as of December 31, 1998.

--------------------------------------------------------------------------------

Plan assets include investments in bonds and equity securities. The Company determines the assumed discount rate, long-term rate, and annual compensation increase rate for each year. The following presents the assumptions and a summary of funded status for all plans:

---------------------------------------------------------------------------------
December 31,                                                     1999       1998
---------------------------------------------------------------------------------
Weighted average assumption
Discount rate                                                    7.75%      6.50%
Expected return on plan assets                                   9.25%      9.25%
Rate of compensation increase                                    5.00%      5.00%
---------------------------------------------------------------------------------

---------------------------------------------------------------------------------
In thousands      December 31,                                   1999       1998
---------------------------------------------------------------------------------
Change in Benefit Obligation:
Net benefit obligation at beginning of year                   $25,827    $20,250
Service cost                                                    1,412      1,184
Interest cost                                                   1,717      1,530
Plan amendments                                                    30        198
Actuarial (gain) loss                                          (5,842)     3,299
Curtailments                                                       --        (62)
Special termination benefits                                       --         79
Gross benefits paid                                            (1,051)      (651)
 .................................................................................
Net benefit obligation at end of year                         $22,093    $25,827
---------------------------------------------------------------------------------

---------------------------------------------------------------------------------
In thousands      December 31,                                   1999       1998
---------------------------------------------------------------------------------
Change in Plan Assets:
Fair value of plan assets at beginning of year                $19,456    $16,929
Actual return on plan assets                                    3,253      1,836
Employer contributions                                            642      1,342
Gross benefits paid                                            (1,051)      (651)
 .................................................................................
Fair value of plan assets at end of year                      $22,300    $19,456
 .................................................................................
Funded status at end of year                                  $   207    $(6,371)
Unrecognized net actuarial (gain) loss                         (1,337)     6,130
Unrecognized prior service cost                                   384        373
Unrecognized net transition asset                                (322)      (425)
 .................................................................................
Net amount recognized                                         $(1,068)   $  (293)
 .................................................................................
Amounts recognized in the statements of financial position
  consist of:
Prepaid benefit cost                                          $   663    $   573
Accrued benefit liability                                      (1,731)      (866)
Additional minimum liability                                       --     (1,698)
Intangible assets                                                  --        492
Accumulated other comprehensive income                             --      1,206
 .................................................................................
Net amount recognized                                         $(1,068)   $  (293)
---------------------------------------------------------------------------------

--------------------------------------------------------------------------------

The Company also sponsors a Stock Purchase Plan, Profit Sharing Plan, and 401(k) Plan. Contributions are determined under various formulas. Employer contributions to these plans amounted to $1.7 million in 1999, $1.9 million in 1998, and $2.1 million in 1997.

10. POSTEMPLOYMENT, POSTRETIREMENT, AND DEFERRED COMPENSATION

Lydall provides health care and life insurance benefits to certain groups of retired and hourly employees. The actuarially determined expense of these benefits was less than $100 thousand for each of the last three years.

The Company provides deferred compensation to a small number of former employees, and has a deferred compensation plan, which was frozen as of December 31, 1996, that provides the Company's outside directors and the former Chairman with compensation upon their retirement from service with the Board. In addition, the Company provides a Supplemental Executive Retirement Plan ("SERP") which provides supplemental income payments after retirement to senior executives. The total net deferred compensation expense related to these three plans was $327 thousand in 1999, $564 thousand in 1998, and $234 thousand in 1997.

11. IMPAIRMENT LOSS

In 1998, the Company recognized $8.5 million in pretax impairment losses on certain long-lived assets. The largest portion of the loss, $6.5 million, represented impaired goodwill of the Wovens segment which is reported in discontinued operations for all years presented. The remaining impairment losses related to fiber processing equipment at the Axohm operation and equipment at the Manning, Green Island operation.

No impairment losses were recorded in 1999 and 1997.

12. SEGMENT INFORMATION

Lydall's reportable segments are: Thermal/Acoustical, Filtration/Separation, Paperboard and Wovens. All other products are aggregated in Other Products and Services. In the fourth quarter of 1999, the Company renamed two of its segments to reflect the range of products included. Heat-Management was renamed Thermal/Acoustical, and

--------------------------------------------------------------------------------

Filtration was renamed Filtration/Separation. Financial reporting classifications and presentations were not affected by these name changes.

Lydall evaluates performance and allocates resources based on sales and operating income, net of a corporate charge. Sales by segment reported below include intercompany transactions. Operating income is calculated using specific cost identification for most items, with some allocation of overhead, based on sales volume.

THERMAL/ACOUSTICAL
The Thermal/Acoustical segment includes Lydall's thermal and acoustical barriers manufactured from a range of fiber and metal materials that protect and insulate within temperature environments ranging from -459 DEG.F (-237 DEG.C) to +3000 DEG.F (+1649 DEG.C).

FILTRATION/SEPARATION
The Company's Filtration/Separation segment includes Lydall's air and liquid filtration media and biomedical fluid management products. Lydall's high-efficiency air filtration glass microfiber media are employed in a whole series of filters in air-handling systems. Liquid filtration applications range from water purification to hydraulic lubricating oil filters. Bio-medical products include blood filtration media and devices as well as biotech and pharmaceutical processing containers.

PAPERBOARD
The Paperboard segment includes commodity paper products which are employed primarily in materials-handling and packaging applications.

WOVENS
During the fourth quarter of 1999, the Company announced the discontinuation of this segment, the sale of which was completed on February 29, 2000. The Wovens segment included specialty woven composites used in advanced structural materials sold to the aerospace, marine, and sporting goods industries.

The results of the Wovens segment have been excluded from continuing operations for the years ended December 31, 1999, 1998, and 1997.

OTHER PRODUCTS AND SERVICES
Other Products and Services includes pencil slats made from recycled newsprint and cardboard, electrical insulation, several specialty products, battery separators made in Europe, and the Company's distribution and warehouse services. It also includes fiberboard composites manufactured at Lydall's Composite Materials, Hoosick Falls Operation and sold in sheet form to fabricators of high-performance gaskets. The Hoosick Falls Operation was sold on January 28, 2000.

The table below presents sales and operating income by segment as used by the chief operating decision-maker of Lydall (the Operating Committee led by the President and CEO) for the years ended December 31, 1999, 1998, and 1997.

--------------------------------------------------------------------------------

                                                                                   Other
In thousands                            Thermal/   Filtration/                  Products   Reconciling   Consolidated
for the years ended                   Acoustical    Separation   Paperboard   & Services         Items         Totals
---------------------------------------------------------------------------------------------------------------------
DECEMBER 31, 1999
SALES                                  $169,283      $58,994      $43,521      $50,489       ($3,782)      $318,505
OPERATING INCOME                       $  8,916      $ 6,546      $ 1,284      $ 6,561       ($2,614)      $ 20,693
 .....................................................................................................................
December 31, 1998
Sales                                  $ 81,831      $55,935      $41,050      $47,506       $(2,036)      $224,286
Operating income                       $  8,121      $ 5,029      $ 2,125      $ 2,345       $(2,240)      $ 15,380
 .....................................................................................................................
December 31, 1997
Sales                                  $ 84,483      $57,238      $40,927      $54,594       $(2,795)      $234,447
Operating income                       $ 15,785      $ 9,045      $ 4,290      $ 5,349       $(1,064)      $ 33,405
---------------------------------------------------------------------------------------------------------------------

A reconciliation of total segment sales to total consolidated sales and of total segment operating income to total consolidated operating income for the years ended December 31, 1999, 1998, and 1997 is as follows:

-----------------------------------------------------------------------------------------------
In thousands      For the years ended December 31,                1999        1998        1997
-----------------------------------------------------------------------------------------------
SALES
Total segment sales                                           $322,287    $226,322    $237,242
Elimination of intersegment sales                               (3,782)     (2,036)     (2,795)
 ...............................................................................................
Consolidated sales                                            $318,505    $224,286    $234,447
-----------------------------------------------------------------------------------------------
OPERATING INCOME
Total segment operating income                                $ 23,307    $ 17,620    $ 34,469
Corporate expenses                                              (2,457)     (2,027)     (1,082)
Elimination of intersegment income (loss)                         (157)       (213)         18
 ...............................................................................................
Consolidated operating income                                 $ 20,693    $ 15,380    $ 33,405
-----------------------------------------------------------------------------------------------

Asset information by reportable segment is not reported since the chief operating decision-maker does not use such information internally.

Net sales and long-lived assets information by geographic area as of and for the years ended December 31, 1999, 1998, and 1997 is as follows:

-----------------------------------------------------------------------------------------------------------
                                                   Net Sales                      Long-Lived Assets
------------------------------------------------------------------------   --------------------------------
In thousands                               1999        1998        1997        1999        1998       1997
-----------------------------------------------------------------------------------------------------------
United States                          $229,400    $213,465    $223,280    $ 87,901    $ 97,537    $82,893
France                                   13,809      10,821      11,167       8,244       8,983      9,794
Germany                                  75,296          --          --       8,858      29,509         --
 ...........................................................................................................
Total                                  $318,505    $224,286    $234,447    $105,003    $136,029    $92,687
-----------------------------------------------------------------------------------------------------------

Foreign sales are based on the country in which the sales originate, i.e., where the legal entity is domiciled.

Lydall has a major customer, which accounted for sales of $36.8 million, $35.0 million, and $47.2 million in 1999, 1998, and 1997, respectively. These sales are reported in the Thermal/Acoustical segment.

--------------------------------------------------------------------------------

13. INCOME TAXES

The provision (benefit) for income taxes consists of the following:

--------------------------------------------------------------------------------------------
In thousands      For the years ended December 31,               1999       1998       1997
--------------------------------------------------------------------------------------------
Current

Federal                                                        $3,479    $ 6,432    $10,397
State                                                             546      1,256      1,864
Foreign                                                           289       (187)       341
 ............................................................................................
      Total current                                            $4,314    $ 7,501    $12,602
 ............................................................................................

Deferred

Federal                                                        $2,548    $(1,739)   $   137
State                                                            (191)      (489)       108
Foreign                                                          (401)      (608)       (15)
 ............................................................................................
      Total deferred                                           $1,956    $(2,836)   $   230
 ............................................................................................

Provision for income taxes                                     $6,270    $ 4,665    $12,832
--------------------------------------------------------------------------------------------

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory tax rate on earnings.

---------------------------------------------------------------------------------------------------------
For the years ended December 31,                                     1999           1998           1997
---------------------------------------------------------------------------------------------------------
Statutory federal income tax rates                                   35.0%          35.0%          35.0%
 .........................................................................................................

State income taxes, net of federal tax deduction                      2.5            4.6            3.9

Exempt FSC foreign trade income                                      (5.0)          (5.0)          (1.0)

Tax exempt income                                                     (.4)           (.1)           (.8)

Other                                                                  .5           (2.3)           (.7)
 .........................................................................................................

Effective income tax rates                                           32.6%          32.2%          36.4%
---------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

The following is a schedule of the net current deferred tax assets and long-term deferred tax liabilities accounts by tax jurisdiction as of December 31:

--------------------------------------------------------------------------------------------------------
                                                 1999                                  1998
                                    -------------------------------       ------------------------------
                                                          LONG-TERM                            Long-term
                                     CURRENT DEFERRED  DEFERRED TAX       Current Deferred  Deferred Tax
In thousands                               TAX ASSETS   LIABILITIES             Tax Assets   Liabilities
--------------------------------------------------------------------------------------------------------
Federal                                        $3,758       $ 7,657                 $3,794       $ 4,594
State                                             744         1,822                  2,476         3,694
Foreign                                           305         1,827                    515         2,438
 ........................................................................................................
      Total                                    $4,807       $11,306                 $6,785       $10,726
--------------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------
In thousands                                                      1999        1998
-----------------------------------------------------------------------------------
Deferred Tax Assets
  Accounts receivable                                         $    598    $    634
  Inventories                                                    1,032       1,202
  Other accrued expenses                                         2,960       3,337
  Intangible assets                                              2,574         475
  Retirement accounts                                            1,939       1,394
  Net operating losses                                           2,170          --
  Discontinued operations                                        1,133          --
  Other, net                                                     1,155         116
 ...................................................................................
Total deferred tax assets                                       13,561       7,158
Deferred tax liabilities
  Property, plant and equipment                                 17,538      11,099
  Assets held for sale                                             418          --
 ...................................................................................
Total deferred tax liabilities                                  17,956      11,099
  Valuation reserve                                              2,104          --
 ...................................................................................
Net deferred tax liabilities                                  $  6,499    $  3,941
-----------------------------------------------------------------------------------

The Internal Revenue Service is currently examining the Company's federal income tax return for 1996. Lydall's management believes any potential issues resulting from this examination will be immaterial to the consolidated financial position or the results of operations of the Company.

14. COMMITMENTS AND CONTINGENCIES

On or about March 10, 1986, the United States Environmental Protection Agency ("EPA") notified a former subsidiary of the Company that it and other entities may be potentially responsible in connection with the release of hazardous substances at a landfill and property located adjacent to a landfill located in Michigan City, Indiana. Lydall has received no further communication from the EPA in the 13 years following that notice. The preliminary

--------------------------------------------------------------------------------
indication, based on the Site Steering Committee's volumetric analysis, is that the alleged contribution to the waste volume at the site of the plant once owned by a former subsidiary is approximately 0.434 percent of the total volume. The portion of the 0.434 percent specifically attributable to the former subsidiary by the current operator of the plant is approximately 0.286 percent. The EPA completed its Record of Decision for the site and estimated the total cost of remediation to be between $17 million and $22 million. Based on the alleged volumetric contribution of its former subsidiary to the site, and on the EPA's estimated remediation costs, Lydall's alleged total exposure would be less than $100 thousand, which has been accrued.

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

In June 1995, the Company and its former subsidiary were sued in the Northern District of Indiana by the insurer of the current operator of the former subsidiary's plant seeking contribution. In October 1997, the insurer made a settlement demand of $150,591 to the Company in exchange for a release of the Company's liability at the site and indemnification from the current operator against site-related claims. The Company executed a settlement agreement with the insurer and current operator for a full site release; however, the current operator subsequently backed out of the agreement. In June, 1998, a Stipulation for Dismissal signed by all parties was filed to end current litigation until total liability at the site could be defined.

Management believes the ultimate disposition of this matter will not have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows.

By letter dated July 13, 1998, Lydall Eastern, Inc., a subsidiary of
Lydall, Inc. ("Lydall Eastern") was identified as a "potentially responsible party" by the EPA in connection with the claimed release or threat of release of hazardous substances at a site known as the Rogers Fibre Mill in Buxton, Maine (the "site"). Lydall Eastern merged with the owner and operator of a fiberboard mill at the site whose ownership dated back to approximately 1912. Lydall Eastern ceased operation at the site in 1980. In 1982, Lydall Eastern conveyed its interest in the site.

The EPA is spending public funds to investigate and take action with respect to the site. The EPA likely will seek to recover the funds it has spent, and will spend, at the site from potentially responsible parties, including Lydall Eastern. At this time, it is not possible to predict what future liability or costs might be incurred by Lydall Eastern in connection with the site.

In the normal course of business Lydall enters into long-term supply agreements with customers. Losses, if any, on these agreements are provided for when anticipated.

--------------------------------------------------------------------------------

15. COMPREHENSIVE INCOME

The following tables disclose the balance by classification within accumulated other comprehensive income (loss).

------------------------------------------------------------------------------------------------------------------
                                                                                         Minimum       Accumulated
                                                          Foreign       Unrealized       Pension             Other
                                                         Currency      Gain (Loss)     Liability     Comprehensive
In thousands                                           Adjustment    on Securities    Adjustment     Income (Loss)
------------------------------------------------------------------------------------------------------------------
BEGINNING BALANCE JANUARY 1, 1999                            $713              $--         $(784)             $(71)
CHANGE YEAR-TO-DATE                                        (5,295)              --           784            (4,511)
 ..................................................................................................................
ENDING BALANCE DECEMBER 31, 1999                          $(4,582)             $--           $--           $(4,582)
------------------------------------------------------------------------------------------------------------------
Beginning Balance January 1, 1998                             $76              $22         $(262)            $(164)
Change Year-to-Date                                           637              (22)         (522)               93
 ..................................................................................................................
Ending Balance December 31, 1998                             $713              $--         $(784)             $(71)
------------------------------------------------------------------------------------------------------------------
Beginning Balance January 1, 1997                          $1,425              $77          $(38)           $1,464
Change Year-to-Date                                        (1,349)             (55)         (224)           (1,628)
 ..................................................................................................................
Ending Balance December 31, 1997                              $76              $22         $(262)            $(164)
------------------------------------------------------------------------------------------------------------------

16. SUBSEQUENT EVENTS

On January 28, 2000, the Company sold substantially all of the assets, net of certain liabilities of the Composite Materials, Hoosick Falls Operation for $12.0 million subject to post-closing adjustments. The sale resulted in a gain of approximately $3.7 million, or $.24 per share, which will be reflected in the Company's results in the first quarter of 2000. The sale of this Operation is part of the Company's restructuring plan to concentrate on the design and manufacture of thermal and acoustical products and specialty filtration and separation materials.

On February 29, 2000, the Company sold fixed assets, leasehold improvements, inventory and certain intangibles of the Wovens segment for $1.8 million. The realized loss was not significantly different from the loss recognized as of December 31, 1999.

--------------------------------------------------------------------------------

17. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes quarterly financial information for 1999 and 1998. In management's opinion, all adjustments necessary to present fairly the information for such quarters have been reflected below:

---------------------------------------------------------------------------------------------------------------------
                          1(st) Quarter            2(nd) Quarter            3(rd) Quarter            4(th) Quarter
---------------------------------------------------------------------------------------------------------------------
In thousands
EXCEPT PER-SHARE DATA       1999      1998           1999      1998           1999      1998           1999      1998
---------------------------------------------------------------------------------------------------------------------
Net Sales               $ 82,934   $54,452       $ 83,054   $57,841       $ 75,786   $55,170       $ 76,731   $56,823
Gross margin              19,127    15,994         20,295    17,668         19,128    16,404         16,970    15,850
Income (loss) from
  continuing
  operations               4,181     3,735          3,717     4,133          3,353     3,413          1,701    (1,456)
Loss from discontinued
  operations                 (99)     (186)          (112)     (282)          (105)     (259)        (1,861)   (4,896)
Net income (loss)       $  4,082   $ 3,549       $  3,605   $ 3,851       $  3,248   $ 3,154       $   (160)  $(6,352)
 .....................................................................................................................
Basic EPS
  Continuing
    operations          $   0.27   $  0.23       $   0.24   $  0.26       $   0.21   $  0.22       $   0.11   $ (0.10)
  Discontinued
    operations             (0.01)    (0.01)         (0.01)    (0.02)         (0.01)    (0.02)         (0.12)    (0.31)
  Net income (loss)     $   0.26   $  0.22       $   0.23   $  0.24       $   0.20   $  0.20       $  (0.01)  $ (0.41)
---------------------------------------------------------------------------------------------------------------------
Diluted EPS
  Continuing
    operations          $   0.27   $  0.23       $   0.24   $  0.25       $   0.21   $  0.21       $   0.11   $ (0.10)
  Discontinued
    operations             (0.01)    (0.01)         (0.01)    (0.01)         (0.01)    (0.01)         (0.12)    (0.31)
  Net income (loss)     $   0.26   $  0.22       $   0.23   $  0.24       $   0.20   $  0.20       $  (0.01)  $ (0.41)
---------------------------------------------------------------------------------------------------------------------

The sum of EPS for the four quarters in 1999 and 1998 do not agree to the EPS as reported in the Consolidated Statements of Income and Comprehensive Income for the entire year due to rounding.

--------------------------------------------------------------------------------

                                  SCHEDULE II

                         LYDALL, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997

---------------------------------------------------------------------------------------------------------------------
                                                                     ADDITIONS
                                                               ----------------------
                                                                              CHARGED
                                                                                   TO     ---------------------------
------------------------------------------------------------     CHARGED TO     OTHER                      BALANCE AT
                                                  BALANCE AT      COSTS AND  ACCOUNTS      DEDUCTIONS        DECEMBER
$ thousands                                       JANUARY 1,       EXPENSES  DESCRIBE        DESCRIBE             31,
------------------------------------------------------------   ----------------------     ---------------------------

1999
ALLOWANCE FOR DOUBTFUL RECEIVABLES                   $ 1,504          $ 364     $ 553 (5)      $ (910)(1)     $ 1,511
LIFO RESERVE                                           1,216            428        --             (25)(3)       1,619
INVENTORY OBSOLESCENCE RESERVE                           649            375       (22)(2)        (361)(4)         641
---------------------------------------------------------------------------------------------------------------------

1998
Allowance for doubtful receivables                   $ 1,381          $ 556     $  --          $ (433)(1)     $ 1,504
LIFO reserve                                           1,172            173        --            (129)(3)       1,216
Inventory obsolescence reserve                           577            511        10 (2)        (449)(4)         649
---------------------------------------------------------------------------------------------------------------------

1997
Allowance for doubtful receivables                   $ 1,727          $ 258   $    --          $ (604)(1)     $ 1,381
LIFO reserve                                           1,740             --        --            (568)(3)       1,172
Inventory obsolescence reserve                           519            254       (13)(2)        (183)(4)         577
---------------------------------------------------------------------------------------------------------------------

(1) Uncollected receivables written off and adjustments to allowance.
(2) Record foreign currency translation adjustments.
(3) Adjustment of LIFO reserve for inventory levels.
(4) Write-off of obsolete inventory and adjustment to reserve level.
(5) Allowance for uncollected receivables recorded on Gerhardi's completed opening balance sheet.