Form 10-Q
period 2000-03-31
LYDALL INC /DE/
filed 2000-05-12
CIK 60977

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

                   FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2000

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

    INDICATE THE NUMBER OF SHARES OUTSTANDING OF EACH OF THE ISSUER'S CLASSES OF COMMON STOCK, AS OF THE LATEST PRACTICABLE DATE.

Common stock $.10 par value per share
Total Shares outstanding May 12, 2000                           15,797,776

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

LYDALL, INC.

                                     INDEX

                                                                                  PAGE NO.
                                                                                  --------
Part I.   Financial Information

          Item 1.   Financial Statements........................................

                    Consolidated Condensed Balance Sheets.......................       3

                    Consolidated Condensed Statements of Net Income and
                    Comprehensive Income........................................       4

                    Consolidated Condensed Statements of Cash Flows.............       5

                    Notes to Consolidated Condensed Financial Statements........     6-8

          Item 2.   Management's Discussion and Analysis of Financial Condition
                    and Results of Operations...................................    9-10

          Item 3.   Quantitative and Qualitative Disclosure about Market Risk...      10

Part II.  Other Information

          Item 6.   Exhibits and Reports on Form 8-K............................      11

          Signature.............................................................      12

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                         LYDALL, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                               MARCH 31,    DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                           ASSETS
CURRENT ASSETS:
  Cash and equivalents......................................    $  1,809      $  1,154
  Short-term investments....................................         318            --
  Accounts receivable, net..................................      46,989        45,517
  Inventories:
    Finished goods..........................................       8,058         8,529
    Work in progress........................................       5,671         5,044
    Raw materials...........................................       8,074         8,576
    LIFO reserve............................................      (1,577)       (1,619)
                                                                --------      --------
  Total inventories.........................................      20,226        20,530
  Taxes receivable..........................................       1,066         4,022
  Prepaid expenses..........................................       1,771         1,895
  Net investment in discontinued operations.................          --         2,125
  Assets held for sale......................................      31,573        35,183
  Deferred tax assets.......................................       2,553         4,807
                                                                --------      --------
    Total current assets....................................     106,305       115,233
Property, plant and equipment, at cost......................     140,967       146,828
Less: accumulated depreciation..............................     (63,339)      (66,272)
                                                                --------      --------
                                                                  77,628        80,556
Other assets, at cost, less amortization....................      24,269        24,447
                                                                --------      --------
  Total assets..............................................    $208,202      $220,236
                                                                ========      ========
            LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Cash overdraft............................................    $  1,577      $  2,564
  Current portion of long-term debt.........................       8,228         6,849
  Accounts payable..........................................      21,444        18,438
  Accrued taxes.............................................       1,279           920
  Accrued payroll and other compensation....................       4,804         4,021
  Liabilities related to assets held for sale...............       6,400         6,945
  Other accrued liabilities.................................       6,406        10,866
                                                                --------      --------
    Total current liabilities...............................      50,138        50,603
Long-term debt..............................................      19,911        38,334
Deferred tax liabilities....................................      11,909        11,306
Other long-term liabilities.................................       4,822         4,757
Commitments and contingencies
STOCKHOLDERS' EQUITY:
  Preferred stock...........................................          --            --
  Common stock..............................................       2,185         2,180
  Capital in excess of par value............................      39,426        39,195
  Retained earnings.........................................     146,890       140,085
  Accumulated other comprehensive income....................      (5,437)       (4,582)
                                                                --------      --------
                                                                 183,064       176,878
  Less: treasury stock, at cost.............................     (61,642)      (61,642)
                                                                --------      --------
    Total stockholders' equity..............................     121,422       115,236
                                                                --------      --------
Total liabilities and stockholders' equity..................    $208,202      $220,236
                                                                ========      ========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF NET INCOME

                            AND COMPREHENSIVE INCOME

                      (IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
NET SALES...................................................  $80,155    $82,934
Cost of sales...............................................   61,080     63,807
                                                              -------    -------
Gross margin................................................   19,075     19,127
Selling, product development, and administrative expenses...   14,210     13,228
                                                              -------    -------
Operating income............................................    4,865      5,899
Other (income) expense:
  Investment income.........................................      (16)        (6)
  Interest expense..........................................      490        721
  Foreign currency transaction (gain) loss..................       76     (1,327)
  Gain from sale of operations..............................   (6,065)         0
  Other.....................................................     (312)       215
                                                              -------    -------
                                                               (5,827)      (397)
                                                              -------    -------
Income from continuing operations
before income taxes.........................................   10,692      6,296
Income tax expense..........................................    3,958      2,115
                                                              -------    -------
Income from continuing operations...........................    6,734      4,181
                                                              -------    -------
Discontinued operations:
  Loss from operations of the Wovens segment, net of tax
    benefit of $0 and $62, respectively.....................       --        (99)
  Gain on disposal of the Wovens segment, net of tax expense
    of $44 and $0, respectively.............................       71         --
                                                              -------    -------

Gain (loss) from discontinued operations....................       71        (99)
                                                              -------    -------
NET INCOME..................................................  $ 6,805    $ 4,082
                                                              =======    =======

Basic earnings (loss) per common share:
  Continuing operations.....................................  $  0.43    $  0.27
  Discontinued operations...................................     0.00      (0.01)
  Net Income................................................  $  0.43    $  0.26
Diluted earnings (loss) per common share:
  Continuing operations.....................................  $  0.43    $  0.27
  Discontinued operations...................................     0.00      (0.01)
  Net Income................................................  $  0.43    $  0.26
Weighted average common stock outstanding...................   15,706     15,716
Weighted average common stock and equivalents outstanding...   15,740     15,797

NET INCOME..................................................  $ 6,805    $ 4,082

Other comprehensive income before tax:
  Foreign currency translation adjustments..................   (1,330)    (4,459)
  Unrealized gain on securities.............................       19         --
                                                              -------    -------
Other comprehensive loss, before tax........................   (1,311)    (4,459)
Income tax benefit related to items of other comprehensive
  loss......................................................      456      1,498
                                                              -------    -------
Other comprehensive loss, net of tax........................     (855)    (2,961)
                                                              -------    -------
Comprehensive income........................................  $ 5,950    $ 1,121
                                                              =======    =======

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   MARCH 31,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income..................................................  $  6,805   $  4,082
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation............................................     2,614      2,887
    Amortization............................................       388        441
    Gain on disposal of Wovens Segment......................       (71)        --
    Gain on sale of the Hoosick Falls Operation.............    (6,065)        --
    Loss on disposition of property, plant and equipment....        20         26
    Foreign currency transaction loss (gain)................        76     (1,327)
    Gain on receipt of common stock from demutualization of
     insurance company......................................      (299)        --
    Changes in operating assets and liabilities excluding
     effects from acquisitions:
      Accounts receivable...................................    (3,120)    (3,332)
      Taxes receivable......................................     2,956      2,256
      Inventories...........................................       870      1,209
      Other assets..........................................       158         54
      Accounts payable......................................     3,268       (723)
      Accrued taxes.........................................     1,186        247
      Accrued payroll and other compensation................     4,053        713
      Deferred income taxes.................................     1,464       (637)
      Other long-term liabilities...........................        84        (41)
      Other accrued liabilities.............................    (6,961)      (383)
                                                              --------   --------
    Total adjustments.......................................       621      1,390
                                                              --------   --------
Net cash provided by operating activities...................     7,426      5,472
                                                              --------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of Wovens Segment..................     1,819         --
  Proceeds from sales of the Hoosick Falls Operation........    12,037         --
  Additions of property, plant, and equipment...............    (4,193)    (4,050)
                                                              --------   --------
Net cash provided by (used for) investing activities........     9,663     (4,050)
                                                              --------   --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash overdraft............................................      (987)        --
  Long-term debt payment....................................   (70,777)        --
  Long-term debt proceeds...................................    55,134         --
  Proceeds from short-term borrowings.......................        --     18,385
  Payment of short-term borrowings..........................        --    (19,925)
  Issuance of common stock..................................       236        262
  Acquisition of common stock...............................        --        (56)
                                                              --------   --------
Net cash used for financing activities......................   (16,394)    (1,334)
                                                              --------   --------
Effect of exchange rate changes on cash.....................       (40)      (209)
                                                              --------   --------
Increase (decrease) in cash and cash equivalents............       655       (121)
Cash and cash equivalents at beginning of period............     1,154      2,254
                                                              --------   --------
Cash and cash equivalents at end of period..................  $  1,809   $  2,133
                                                              ========   ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................  $    459   $    568
  Income taxes..............................................        56        151
Non-cash transactions:
  Unrealized gains/losses on available-for-sale
    securities..............................................        19         --

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying consolidated condensed financial statements include the accounts of Lydall, Inc. and its wholly owned subsidiaries. All financial information is unaudited for interim periods reported. All significant intercompany transactions have been eliminated in the consolidated condensed financial statements. Management believes that all adjustments, which include only normal recurring accruals, necessary to present a fair statement of the financial position and results of the periods have been included. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

2. Basic earnings per common share are based on income from continuing operations and net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are based on income from continuing operations and net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock options, where such effect is dilutive.

                                                     FOR THE QUARTER ENDED                FOR THE QUARTER ENDED
                                                         MARCH 31, 2000                       MARCH 31, 1999
                                               ----------------------------------   ----------------------------------
                                               INCOME FROM                          INCOME FROM
                                               CONTINUING                           CONTINUING
                                               OPERATIONS     SHARES    PER-SHARE   OPERATIONS     SHARES    PER-SHARE
                                                ($000'S)     (000'S)     AMOUNT      ($000'S)     (000'S)     AMOUNT
                                               -----------   --------   ---------   -----------   --------   ---------
Basic earnings per share.....................    $6,734       15,706      $0.43       $4,181       15,716      $0.27
Effect of dilutive securities stock
  options....................................                     34         --                        81         --
                                                 ------       ------      -----       ------       ------      -----
Diluted earnings per share...................    $6,734       15,740      $0.43       $4,181       15,797      $0.27
                                                 ======       ======      =====       ======       ======      =====

                                                           FOR THE QUARTER ENDED             FOR THE QUARTER ENDED
                                                              MARCH 31, 2000                    MARCH 31, 1999
                                                      -------------------------------   -------------------------------
                                                        NET                               NET
                                                       INCOME     SHARES    PER-SHARE    INCOME     SHARES    PER-SHARE
                                                      ($000'S)   (000'S)     AMOUNT     ($000'S)   (000'S)     AMOUNT
                                                      --------   --------   ---------   --------   --------   ---------
Basic earnings per share............................   $6,805     15,706      $0.43      $4,082     15,716      $0.26
Effect of dilutive securities stock options.........                  34         --                     81         --
                                                       ------     ------      -----      ------     ------      -----
Diluted earnings per share..........................   $6,805     15,740      $0.43      $4,082     15,797      $0.26
                                                       ======     ======      =====      ======     ======      =====

3. On January 28, 2000, the Company sold substantially all of the assets, net of certain liabilities, of the Composite Materials, Hoosick Falls Operation for approximately $12.0 million in cash, plus $660 thousand of liabilities assumed resulting in a pretax gain of $6.1 million, or $.24 per diluted share after-tax. For the quarters ended March 31, 2000 and March 31, 1999, sales and income (loss) from operations of the Hoosick Falls Operation included in income from continuing operations were $591 thousand and $2.5 million and ($10 thousand) and $110 thousand, respectively. Assets of $6.4 million and related liabilities of $800 thousand were classified as "Assets held for sale" and "Liabilities related to assets held for sale" in the Consolidated Condensed Balance Sheet at December 31, 1999.

    In November 1999, the Company's Board of Directors adopted a plan to discontinue the operations of the Wovens segment. Losses from operations of the Wovens Segment for 1999 included results through November 30, 1999. The Company recorded an estimated loss on

                         LYDALL, INC. AND SUBSIDIARIES
    disposition of the Wovens segment of $1.8 million at December 31, 1999. On February 29, 2000 the Company sold certain assets of the segment for approximately $1.8 million in cash. The $71 thousand gain on disposal recorded for the quarter ended March 31, 2000 reflects final adjustments to the Company's 1999 estimated loss on disposal.

    During the first quarter of 2000, the Company's Board of Directors formalized a plan to sell certain assets and liabilities of the Company. As a result, assets of $5.0 million and related liabilities of $700 thousand have been reclassified as "Assets Held for Sale" and "Liabilities Related to Assets Held for Sale" in the Condensed Consolidated Balance Sheet at
    March 31, 2000.

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

                         LYDALL, INC. AND SUBSIDIARIES

    The EPA has spent public funds to investigate and take action with respect to the site. The EPA likely will seek to recover the funds it has spent, and will spend, at the site from potentially responsible parties, including Lydall Eastern. At this time, it is not possible to predict what future liability or costs might be incurred by Lydall Eastern in connection with the site.

5. Lydall's reportable segments are: Thermal/Acoustical, Filtration/Separation and Paperboard. All other products and services are aggregated in Other Products and Services. During the fourth quarter of 1999, the Company announced the discontinuance of the Wovens segment. For a full description of each segment, refer to the "Notes to Consolidated Financial Statements" reported in the Company's 1999 Annual Report on Form 10-K. The table below presents revenues and operating income by segment for the three months ended March 31, 2000 and 1999. In 2000 the Company removed its corporate charge from the calculation of operating income and, as a result, reclassified the 1999 operating income amounts to conform to the current year presentation.

IN THOUSANDS                         THERMAL/    FILTRATION/                OTHER PRODUCTS   RECONCILING   CONSOLIDATED
FOR THE THREE MONTHS ENDED          ACOUSTICAL   SEPARATION    PAPERBOARD     & SERVICES        ITEMS         TOTALS
--------------------------          ----------   -----------   ----------   --------------   -----------   ------------
March 31, 2000
  Sales...........................    $44,231      $16,221      $10,422        $10,271         $  (990)       $80,155
  Operating income................    $ 4,283      $ 2,422      $   341        $   878         $(3,059)       $ 4,865
                                      -------      -------      -------        -------         -------        -------
March 31, 1999
  Sales...........................    $44,811      $14,678      $11,415        $12,884         $  (854)       $82,934
  Operating income................    $ 3,333      $ 2,191      $ 1,305        $ 1,363         $(2,293)       $ 5,899
                                      -------      -------      -------        -------         -------        -------

6. The Company's projected effective tax rate for the year ended December 31, 2000 is 34.75 percent. The effective tax rate for the quarter ended
    March 31, 2000 approximated 37 percent as the gain on the sale of the Hoosick Falls Operation generated an income tax provision greater than
    34.75 percent due to the state income tax rate applicable to this gain.

7. The Company adopted the Financial Accounting Standards Board's Emerging Issues Task Force Issue No. 99-5, "Accounting for Pre-production Costs Related to Long-term Supply Arrangements" ("EITF No. 99-5") on January 1, 2000. EITF No. 99-5 provides guidance on accounting for design and development costs for products sold under long-term supply arrangements. The adoption of this consensus did not have a material impact on the consolidated financial position, results of operations or cash flows of the Company.

    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (SFAS 133"), effective for fiscal years beginning after June 15, 2000, will be adopted by the Company when effective. SFAS 133, as amended, establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The effect of adopting SFAS 133 is still being assessed.

                         LYDALL, INC. AND SUBSIDIARIES

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FOR THE QUARTERS ENDED MARCH 31,                                   2000              1999
--------------------------------                              ---------------   ---------------
NET SALES...................................................  $80,155   100.0%  $82,934   100.0%
  Cost of sales.............................................   61,080    76.2    63,807    76.9
                                                              -------   -----   -------   -----
GROSS MARGIN................................................   19,075    23.8    19,127    23.1
  Selling, product development and administrative
    expenses................................................   14,210    17.7    13,228    16.0
                                                              -------   -----   -------   -----
Operating income............................................    4,685     6.1     5,899     7.1
  Other (income) expense....................................   (5,827)   (7.2)     (397)   (0.5)
                                                              -------   -----   -------   -----
Income from continuing operations before income taxes.......   10,692    13.3     6,296     7.6
  Income tax expense........................................    3,958     4.9     2,115     2.6
                                                              -------   -----   -------   -----
INCOME FROM CONTINUING OPERATIONS...........................  $ 6,734     8.4%  $ 4,181     5.0%

NET SALES

    Sales of the Filtration/Separation segment increased $1.5 million, or
11.0 percent. Sales of high-efficiency air filtration media increased during the quarter as demand continues to strengthen in the Far East and in the domestic consumer products market. In addition, sales of medical and bioprocessing products were well ahead of the same period last year as several new customers completed their product qualifications of the Company's flexible biopak containers.

    Sales of the Thermal/Acoustical segment decreased by $580 thousand, or
1.3 percent, from the same period last year. Increases in domestic sales were offset by European sales that were adversely impacted by a declining Euro relative to the U.S. dollar. Domestic sales growth was driven by increases in industrial products sold outside of the automotive market as the Company continued to gain market share. Automotive sales, which increased slightly during the quarter, are expected to increase over the second half of the year as new products are launched.

    Paperboard segment sales decreased $993 thousand, or 8.7 percent, from the same period last year due to a slow down in demand. Other products and services sales decreased $2.6 million, or 20.3 percent, from the same period last year primarily due to the sale of the Hoosick Falls Operation.

GROSS MARGIN

    As a percentage of sales, gross margin increased from 23.1 percent to
23.8 percent. Gross margin was impacted by several factors during the quarter. The improved margins primarily resulted from increased sales of Thermal/Acoustical industrial products and Filtration/Separation medical and bioprocessing products, and better than expected tooling margins in Germany. These margins were partially offset by increased raw material prices in the Paperboard segment.

SELLING, PRODUCT DEVELOPMENT AND ADMINISTRATIVE EXPENSES

    Selling, product development and administrative expenses were $14.2 million in the first quarter of 2000, an increase of $982 thousand over the same period in the prior year. As a percentage of sales, these costs increased from
16.0 percent in the first quarter of 1999 to 17.7 percent in 2000 due to the higher spending as well as lower sales primarily due to the disposition of the Hoosick Falls Operation.

                         LYDALL, INC. AND SUBSIDIARIES

OTHER (INCOME) EXPENSE

    Other (income) expense increased by $5.4 million to $5.8 million in the first quarter of 2000 compared to the first quarter of 1999.

    The sale of the Hoosick Falls Operation added $6.1 million to other income during the quarter. Interest expense for the quarter decreased $231 thousand, or 32 percent, to $490 thousand, as proceeds from the sales of the Wovens segment and the Hoosick Falls Operation were used to pay down outstanding debt.

    In the first quarter of 1999, the Company recorded a foreign currency transaction gain of $1.5 million offset by interest expense of $721 thousand.

LIQUIDITY AND CAPITAL RESOURCES

    Operating cash flow (earnings before interest, taxes, depreciation and amortization) decreased by 13 percent to $8.1 million, net of the gain from the sale of the Hoosick Falls Operation. At March 31, 2000 cash and equivalents were $1.8 million compared with $1.2 million at December 31, 1999.

    Working capital at March 31, 2000 was $56.2 million compared to $64.6 million at the end of 1999. The decrease in working capital is due to the sales of the Wovens segment and the Hoosick Falls Operation. The decrease was partially offset by the receipt of $318 thousand of common stock from the demutualization of the John Hancock insurance company and the reclassification of certain long-term assets to current assets and related liabilities held for sale.

    As of March 31, 2000, the Company had unused borrowing capacity of approximately $48.4 million available under various credit facilities.

ACCOUNTING STANDARDS

    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133"), effective for fiscal years beginning after June 15, 2000, will be adopted by the Company when effective. SFAS 133 establishes accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. It requires that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The effect of adopting SFAS 133 is still being assessed.

FORWARD-LOOKING INFORMATION

    In the interest of more meaningful disclosure, Lydall and its management make statements regarding the future outlook of the Company. The Company's actual results could differ materially from those set forth in forward-looking statements. Certain factors that might cause such a difference include risks and uncertainties detailed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section in the Company's 1999 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

    There have been no significant changes in market risks from those disclosed in Item 7a. of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1999 Annual Report on Form 10-K.

                         LYDALL, INC. AND SUBSIDIARIES

PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a.  Exhibits

       10.1--Agreement and General Release with John E. Hanley dated February 2, 2000

       27.1--Financial Data Schedule, filed herewith

    b.  Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 2000.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                       LYDALL, INC.
                                                       (Registrant)

May 12, 2000                                           By   /s/ THOMAS P. SMITH
                                                            -----------------------------------------
                                                            Thomas P. Smith
                                                            VICE PRESIDENT--CONTROLLER
                                                            (PRINCIPAL ACCOUNTING OFFICER)

LYDALL, INC.

                               INDEX TO EXHIBITS

EXHIBIT NO.
-----------
        10.1            Agreement and General Release with John E. Hanley dated
                        February 2, 2000.

        27.1            Financial Data Schedule.