Form 10-Q
period 2000-06-30
LYDALL INC /DE/
filed 2000-08-14
CIK 60977

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

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2000

                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

       FOR THE TRANSITION PERIOD FROM TO ______________ TO ______________

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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock $.10 par value per share.
Total Shares outstanding August 7, 2000                     15,806,098

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  LYDALL, INC.
                                     INDEX

                                                                                   PAGE NO.
                                                                                   --------
Part I.    Financial Information

           Item 1.   Financial Statements

                     Consolidated Condensed Balance Sheets.......................       3

                     Consolidated Condensed Statements of Net Income and
                     Comprehensive Income........................................     4-5

                     Consolidated Condensed Statements of Cash Flows.............       6

                     Notes to Consolidated Condensed Financial Statements........    7-10

           Item 2.   Management's Discussion and Analysis of Financial Condition
                     and Results of Operations...................................   11-14

           Item 3.   Quantitative and Qualitative Disclosures about Market
                     Risk........................................................      14

Part II.   Other Information

           Item 4.   Submission of Matters to a Vote of Security Holders.........      14

           Item 6.   Exhibits and Reports on Form 8-K............................      15

Signature........................................................................      16

PART I. FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

                         LYDALL, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS

                                 (IN THOUSANDS)

                                                               JUNE 30,     DECEMBER 31,
                                                                 2000           1999
                                                              -----------   ------------
                                                              (UNAUDITED)
                                 ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................   $   1,686     $   1,154
  Accounts receivable, net..................................      48,549        45,517
  Inventories:
    Finished goods..........................................       9,918         8,529
    Work in progress........................................       6,258         5,044
    Raw materials...........................................       7,779         8,576
    LIFO reserve............................................      (1,628)       (1,619)
                                                               ---------     ---------
  Total inventories.........................................      22,327        20,530
  Taxes receivable..........................................          --         4,022
  Prepaid expenses..........................................       2,463         1,895
  Net investment in discontinued operations.................          --         2,125
  Assets held for sale......................................      31,558        35,183
  Deferred tax assets.......................................       2,558         4,807
                                                               ---------     ---------
    Total current assets....................................     109,141       115,233
Property, plant and equipment, at cost......................     146,067       146,828
Less: accumulated depreciation..............................     (65,330)      (66,272)
                                                               ---------     ---------
                                                                  80,737        80,556
Other assets, at cost, less amortization....................      24,027        24,447
                                                               ---------     ---------
  Total assets..............................................   $ 213,905     $ 220,236
                                                               =========     =========
                          LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Cash overdraft............................................   $   2,799     $   2,564
  Current portion of long-term debt.........................       7,194         6,849
  Accounts payable..........................................      21,015        18,438
  Accrued taxes.............................................       1,097           920
  Accrued payroll and other compensation....................       6,236         4,021
  Liabilities related to assets held for sale...............       7,585         6,945
  Other accrued liabilities.................................       8,244        10,866
                                                               ---------     ---------
    Total current liabilities...............................      54,170        50,603
Long-term debt..............................................      18,302        38,334
Deferred tax liabilities....................................      11,762        11,306
Other long-term liabilities.................................       4,769         4,757
Commitments and contingencies
STOCKHOLDERS' EQUITY:
  Preferred stock...........................................          --            --
  Common stock..............................................       2,191         2,180
  Capital in excess of par value............................      39,766        39,195
  Retained earnings.........................................     150,077       140,085
  Accumulated other comprehensive loss......................      (5,490)       (4,582)
                                                               ---------     ---------
                                                                 186,544       176,878
  Less: treasury stock, at cost.............................     (61,642)      (61,642)
                                                               ---------     ---------
    Total stockholders' equity..............................     124,902       115,236
                                                               ---------     ---------
Total liabilities and stockholders' equity..................   $ 213,905     $ 220,236
                                                               =========     =========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                      CONSOLIDATED CONDENSED STATEMENTS OF
                      NET INCOME AND COMPREHENSIVE INCOME

                      (IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                                 THREE MONTHS
                                                                     ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
NET SALES...................................................  $79,370    $83,054
Cost of sales...............................................   60,323     62,759
                                                              -------    -------

Gross margin................................................   19,047     20,295
Selling, product development and administrative expenses....   13,998     14,175
                                                              -------    -------
Operating income............................................    5,049      6,120

Other (income) expense:
  Investment income.........................................     (142)        (9)
  Interest expense..........................................      349        588
  Foreign currency transaction (gain) loss..................      (71)       317
  Other.....................................................       94       (327)
                                                              -------    -------
                                                                  230        569
                                                              -------    -------
Income from continuing operations before income taxes.......    4,819      5,551
Income tax expense..........................................    1,633      1,834
                                                              -------    -------

Income from continuing operations...........................    3,186      3,717

Discontinued operations:
  Loss from operations of the Wovens segment, net of tax
    benefit of $69..........................................       --       (112)
                                                              -------    -------

Loss from discontinued operations...........................       --       (112)
                                                              -------    -------

NET INCOME..................................................  $ 3,186    $ 3,605
                                                              =======    =======

Basic earnings (loss) per common share:
  Continuing operations.....................................  $   .20    $   .24
  Discontinued operations...................................       --       (.01)
                                                              -------    -------
  Net income................................................  $   .20    $   .23

Diluted earnings (loss) per common share:
  Continuing operations.....................................  $   .20    $   .24
  Discontinued operations...................................       --       (.01)
                                                              -------    -------
  Net income................................................  $   .20    $   .23

Weighted average common stock outstanding...................   15,784     15,732
Weighted average common stock and equivalents outstanding...   15,866     15,822

Net income..................................................  $ 3,186    $ 3,605

Other comprehensive income, before tax:
  Foreign currency translation adjustments..................      (61)       (23)
  Reclassification for gains included in net income.........      (19)        --
                                                              -------    -------
Other comprehensive loss, before tax........................      (80)       (23)
Income tax benefit related to items of other comprehensive
  loss......................................................       27     (1,498)
                                                              -------    -------
Other comprehensive loss, net of tax........................      (53)    (1,521)
                                                              -------    -------
Comprehensive income........................................  $ 3,133    $ 2,084
                                                              =======    =======

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF NET INCOME
                            AND COMPREHENSIVE INCOME

                      (IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                               SIX MONTHS ENDED
                                                                   JUNE 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
NET SALES...................................................  $159,525   $165,988
Cost of sales...............................................   121,403    126,566
                                                              --------   --------

Gross margin................................................    38,122     39,422
Selling, product development and administrative expenses....    28,208     27,403
                                                              --------   --------

Operating income............................................     9,914     12,019
Other (income) expense:
  Investment income.........................................      (158)       (15)
  Interest expense..........................................       839      1,309
  Foreign currency transaction loss (gain)..................         5     (1,010)
  Gain from sale of operations..............................    (6,065)        --
  Other.....................................................      (218)      (112)
                                                              --------   --------
                                                                (5,597)       172
                                                              --------   --------

Income from continuing operations before income taxes.......    15,511     11,847
Income tax expense..........................................     5,591      3,949
                                                              --------   --------

Income from continuing operations...........................     9,920      7,898
Discontinued operations:
  Loss from operations of the Wovens segment, net of tax
    benefit of $131.........................................        --       (211)
  Gain on disposal of the Wovens segment, net of tax expense
    of $44..................................................        71         --
                                                              --------   --------
Gain (loss) from discontinued operations....................        71       (211)

NET INCOME..................................................  $  9,991   $  7,687
                                                              ========   ========

Basic earnings per common share
  Continuing operations.....................................  $    .63   $    .50
  Discontinued operations...................................        --       (.01)
                                                              --------   --------
  Net income................................................  $    .63   $    .49
Diluted earnings (loss) per common share:
  Continuing operations.....................................  $    .63   $    .50
  Discontinued operations...................................        --       (.01)
                                                              --------   --------
  Net income................................................  $    .63   $    .49

Weighted average common stock outstanding...................    15,745     15,724
Weighted average common stock and equivalents outstanding...    15,800     15,808

Net income..................................................  $  9,991   $  7,687

Other comprehensive income, before tax:
  Foreign currency translation adjustments..................    (1,392)    (4,482)
                                                              --------   --------

Other comprehensive loss, before tax........................    (1,392)    (4,482)
Income tax benefit related to items of other comprehensive
  loss......................................................       484         --
                                                              --------   --------
Other comprehensive loss, net of tax........................      (908)    (4,482)
                                                              --------   --------
Comprehensive income........................................  $  9,083   $  3,205
                                                              ========   ========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                SIX MONTHS ENDED
                                                                    JUNE 30,
                                                              ---------------------
                                                                2000        1999
                                                              ---------   ---------
                                                                   (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income..................................................  $   9,991   $  7,687
  Adjustments to reconcile net income to net cash provided
    by operating activities:
    Depreciation............................................      5,187      5,760
    Amortization............................................        775        873
    Gain on disposal of Wovens Segment......................        (71)        --
    Gain on sale of the Hoosick Falls Operation.............     (6,065)        --
    Gain on sale of investments.............................       (136)        --
    Loss on disposition of property, plant and equipment....        296         32
    Foreign currency transaction loss (gain)................          5     (1,010)
    Gain on receipt of common stock from demutualization of
     insurance companies....................................       (393)        --
    Changes in operating assets and liabilities excluding
     effects from acquisitions:
      Accounts receivable...................................       (856)     1,210
      Taxes receivable......................................      4,022      2,256
      Inventories...........................................     (1,269)    (1,454)
      Other assets..........................................     (1,050)    (1,526)
      Accounts payable......................................       (663)        46
      Accrued taxes.........................................      1,317       (399)
      Accrued payroll and other compensation................      4,254      2,394
      Deferred income taxes.................................      1,661       (853)
      Other long-term liabilities...........................         35        130
      Other accrued liabilities.............................     (3,093)        48
                                                              ---------   --------
    Total adjustments.......................................      3,956      7,507
                                                              ---------   --------
Net cash provided by operating activities...................     13,947     15,194
                                                              ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of Wovens Segment..................      1,819         --
  Proceeds from sales of the Hoosick Falls Operation........     12,037         --
  Proceeds from sales of investments........................        529         --
  Acquisitions..............................................         --       (178)
  Additions of property, plant, and equipment...............    (10,271)    (8,817)
                                                              ---------   --------
Net cash provided by (used for) investing activities........      4,114     (8,995)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash overdraft............................................        235         --
  Long-term debt payments...................................   (100,424)    (2,100)
  Long-term debt proceeds...................................     82,141         --
  Proceeds from short-term borrowings.......................         --     54,881
  Payment of short-term borrowings..........................         --    (58,744)
  Issuance of common stock..................................        582        376
  Acquisition of common stock...............................         --        (83)
                                                              ---------   --------
Net cash used for financing activities......................    (17,466)    (5,670)
                                                              ---------   --------
Effect of exchange rate changes on cash.....................        (63)      (285)
                                                              ---------   --------
Increase in cash and cash equivalents.......................        532        244
Cash and cash equivalents at beginning of period............      1,154      2,254
                                                              ---------   --------
Cash and cash equivalents at end of period..................  $   1,686   $  2,498
                                                              =========   ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................  $     739   $  1,323
  Income taxes..............................................  $     682   $  2,726

     See accompanying Notes to Consolidated Condensed Financial Statements

                         LYDALL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying consolidated condensed financial statements include the accounts of Lydall, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All financial information is unaudited for interim periods reported. All significant intercompany transactions have been eliminated in the consolidated condensed financial statements. Management believes that all adjustments, which include only normal recurring accruals, necessary to present a fair statement of the financial position and results of operations for the periods presented have been included. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

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

                                                FOR THE THREE MONTHS ENDED           FOR THE THREE MONTHS ENDED
                                                      JUNE 30, 2000                        JUNE 30, 1999
                                                       (UNAUDITED)                          (UNAUDITED)
                                            ----------------------------------   ----------------------------------
                                            INCOME FROM                          INCOME FROM
                                            CONTINUING                           CONTINUING
                                            OPERATIONS     SHARES    PER-SHARE   OPERATIONS     SHARES    PER-SHARE
                                             ($000'S)     (000'S)     AMOUNT      ($000'S)     (000'S)     AMOUNT
                                            -----------   --------   ---------   -----------   --------   ---------
Basic earnings per share..................     $3,186      15,784      $.20         $3,717      15,732      $.24
Effect of dilutive stock options..........         --          82        --             --          90        --
                                               ------      ------      ----         ------      ------      ----
Diluted earnings per share................     $3,186      15,866      $.20         $3,717      15,822      $.24
                                               ======      ======      ====         ======      ======      ====

                                               NET                                NET
                                             INCOME      SHARES    PER-SHARE    INCOME      SHARES    PER-SHARE
                                            ($000'S)    (000'S)     AMOUNT     ($000'S)    (000'S)     AMOUNT
                                            ---------   --------   ---------   ---------   --------   ---------
Basic earnings per share..................   $3,186      15,784      $.20       $3,605      15,732      $.23
Effect of dilutive securities: stock
  options.................................       --          82        --           --          90        --
                                             ------      ------      ----       ------      ------      ----
Diluted earnings per share................   $3,186      15,866      $.20       $3,605      15,822      $.23
                                             ======      ======      ====       ======      ======      ====

                         LYDALL, INC. AND SUBSIDIARIES

                                                 FOR THE SIX MONTHS ENDED             FOR THE SIX MONTHS ENDED
                                                      JUNE 30, 2000                        JUNE 30, 1999
                                                       (UNAUDITED)                          (UNAUDITED)
                                            ----------------------------------   ----------------------------------
                                            INCOME FROM                          INCOME FROM
                                            CONTINUING                           CONTINUING
                                            OPERATIONS     SHARES    PER-SHARE   OPERATIONS     SHARES    PER-SHARE
                                             ($000'S)     (000'S)     AMOUNT      ($000'S)     (000'S)     AMOUNT
                                            -----------   --------   ---------   -----------   --------   ---------
Basic earnings per share..................     $9,920      15,745      $.63         $7,898      15,724      $.50
Effect of dilutive securities stock
  options.................................         --          55        --             --          84        --
                                               ------      ------      ----         ------      ------      ----
Diluted earnings per share................     $9,920      15,800      $.63         $7,898      15,808      $.50
                                               ======      ======      ====         ======      ======      ====

                                               NET                                NET
                                             INCOME      SHARES    PER-SHARE    INCOME      SHARES    PER-SHARE
                                            ($000'S)    (000'S)     AMOUNT     ($000'S)    (000'S)     AMOUNT
                                            ---------   --------   ---------   ---------   --------   ---------
Basic earnings per share..................   $9,991      15,745      $.63       $7,687      15,724      $.49
Effect of dilutive securities stock
  options.................................       --          55        --           --          84        --
                                             ------      ------      ----       ------      ------      ----
Diluted earnings per share................   $9,991      15,800      $.63       $7,687      15,808      $.49
                                             ======      ======      ====       ======      ======      ====

3. On January 28, 2000, the Company sold substantially all of the assets, net of certain liabilities, of the Composite Materials, Hoosick Falls Operation for approximately $12.0 million in cash, plus $660 thousand of liabilities assumed resulting in a pretax gain of $6.1 million, or $.24 per diluted share after-tax. For the quarter ended June 30, 1999, sales and income from operations of the Hoosick Falls Operation included in income from continuing operations were $2.9 million and $508 thousand, respectively. For the six months ended June 30, 2000 and June 30, 1999, sales and income (loss) from operations of the Hoosick Falls Operation included in income from continuing operations were $591 thousand and $5.4 million and ($10 thousand) and $618 thousand, respectively. Assets of $6.4 million and related liabilities of $800 thousand were classified as "Assets held for sale" and "Liabilities related to assets held for sale" in the Consolidated Condensed Balance Sheet at December 31, 1999.

    In November 1999, the Company's Board of Directors adopted a plan to discontinue the operations of the Wovens Segment. Losses from operations of the Wovens Segment for 1999 included results through November 30, 1999. The Company recorded an estimated loss on disposition of the Wovens Segment of $1.8 million at December 31, 1999. On February 29, 2000 the Company sold certain assets of the segment for approximately $1.8 million in cash. A
    $71 thousand gain on disposal was recorded in the quarter ended March 31, 2000 and reflects the final adjustments to the Company's 1999 estimated loss on disposal.

    The Company's Board of Directors has formalized plans to sell certain assets and liabilities of the Company. As a result, assets of $31.6 million and related liabilities of $7.6 million have been reclassified as "Assets held for sale" and "Liabilities related to assets held for sale" in the Condensed Consolidated Balance Sheet at June 30, 2000.

4. In the mid-1980's, the United States Environmental Protection Agency ("EPA") notified a former subsidiary of the Company that it and other entities may be potentially responsible in connection with the release of hazardous substances at a landfill and property located adjacent to a landfill located in Michigan City, Indiana. The preliminary indication, based on the Site Steering Committee's volumetric analysis, is that the alleged contribution to the waste volume at the site of the plant once owned by a former subsidiary is approximately 0.434 percent of the total volume. The portion of the 0.434 percent specifically attributable to the former subsidiary by the current

                         LYDALL, INC. AND SUBSIDIARIES
    operator of the plant is approximately 0.286 percent. The EPA has completed its Record of Decision for the site and has estimated the total cost of remediation to be between $17 million and $22 million. Based on the alleged volumetric contribution of its former subsidiary to the site, and on the EPA's estimated remediation costs, Lydall's alleged total exposure would be less than $100 thousand, which has been accrued.

    There are over 800 potentially responsible parties ("prp") that have been identified by the Site Steering Committee. Of these, 38, not including the Company's former subsidiary, are estimated to have contributed over 80% of the total waste volume at the site. These prp's include Fortune 500 companies, public utilities, and the State of Indiana. The Company believes that, in general, these parties are financially solvent and should be able to meet their obligations at the site. The Company has reviewed Dun & Bradstreet reports on several of these prp's and, based on these financial reports, does not believe Lydall will have any material additional volume attributed to it for reparation of this site due to insolvency of other prp's.

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

5. Lydall's reportable segments are: Thermal/Acoustical, Filtration/Separation and Paperboard. All other products and services are aggregated in Other Products and Services. During the fourth quarter of 1999, the Company announced the discontinuance of the Wovens segment. For a full description of each segment, refer to the "Notes to Consolidated Financial Statements" reported in the Company's 1999 Annual Report on Form 10-K. The table below presents net sales and operating income by segment for the three and six months ended June 30, 2000 and 1999. In 2000,

                         LYDALL, INC. AND SUBSIDIARIES
    the Company removed its corporate charge from the calculation of operating income and, as a result, reclassified the 1999 operating income amounts to conform to the current year presentation.

           IN THOUSANDS              THERMAL/    FILTRATION/                OTHER PRODUCTS   RECONCILING   CONSOLIDATED
    FOR THE THREE MONTHS ENDED      ACOUSTICAL   SEPARATION    PAPERBOARD     & SERVICES        ITEMS         TOTALS
----------------------------------  ----------   -----------   ----------   --------------   -----------   ------------
June 30, 2000
  Net Sales.......................    $40,908      $17,433      $11,105        $10,958         $(1,034)      $ 79,370
  Operating income................    $ 3,368      $ 2,757      $   492        $ 1,460         $(3,028)      $  5,049
                                      -------      -------      -------        -------         -------       --------

June 30, 1999
  Net Sales.......................    $45,427      $14,740      $10,272        $13,630         $(1,015)      $ 83,054
  Operating income................    $ 3,488      $ 2,264      $ 1,036        $ 2,035         $(2,703)      $  6,120
                                      -------      -------      -------        -------         -------       --------

           IN THOUSANDS              THERMAL/    FILTRATION/                OTHER PRODUCTS   RECONCILING   CONSOLIDATED
     FOR THE SIX MONTHS ENDED       ACOUSTICAL   SEPARATION    PAPERBOARD     & SERVICES        ITEMS         TOTALS
----------------------------------  ----------   -----------   ----------   --------------   -----------   ------------
June 30, 2000
  Net Sales.......................    $85,139      $33,654      $21,527        $21,229         $(2,024)      $159,525
  Operating income................    $ 7,651      $ 5,179      $   833        $ 2,338         $(6,087)      $  9,914
                                      -------      -------      -------        -------         -------       --------

June 30, 1999
  Net Sales.......................    $90,238      $29,418      $21,687        $26,514         $(1,869)      $165,988
  Operating income................    $ 6,821      $ 4,455      $ 2,341        $ 3,398         $(4,996)      $ 12,019
                                      -------      -------      -------        -------         -------       --------

6. The effective tax rate for the six months ended June 30, 2000 was approximately 36% as the tax effect of the gain on the sale of the Hoosick Falls Operation has resulted in an income tax provision greater than the Company's effective tax rate in 1999.

7. Effective August 10, 2000 the Company amended certain covenants and conditions of its main credit facility dated July 14, 1999. The amendments provide increased flexibility to the Company with regard to strategic and operational financing needs. The Company is in compliance with all of the loans covenants and conditions, as amended.

8. Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," ("SFAS 133") and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities an amendment of SFAS 133" ("SFAS 138"), effective for fiscal years beginning after June 15, 2000, will be adopted by the Company when effective. SFAS 133, as amended, and SFAS 138 establish accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. They require that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The effect of adopting SFAS 133 and SFAS 138 is presently being assessed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

NET SALES

    Lydall, Inc. recorded net sales of $79.4 million for the second quarter of 2000 compared with $83.1 million for the same quarter in 1999, a decline of $3.7 million (4.5%). The decline stemmed from lower volume at the chrome plating and injection molding operations in Germany, the decline in the relative value of the Euro, and the sale of the Hoosick Falls Operation in January 2000. These factors were partially offset by strengthening sales in the Filtration/Separation and Paperboard segments.

    For the six months ended June 30, 2000 net sales were $159.5 million, a decrease of $6.5 million (3.9%) from $166.0 million for the comparable period of the prior year. The decrease is primarily attributable to the sale of the Hoosick Falls Operation in January 2000, the decline in the relative value of the Euro, and lower volume at the chrome plating and injection molding operations in Germany. Sales of the Filtration/Separation segment partially offset the decrease as sales of high efficiency air-filtration media continued to strengthen.

GROSS MARGIN

    Gross margin for the second quarter of 2000 was 24.0% compared to 24.4% for the same quarter of 1999. This decline was driven by increased raw material prices in the Paperboard segment, and the sale of the Hoosick Falls Operation, offset by increased volume of air-filtration media in the Filtration/ Separation segment.

    Gross margin increased 150 basis points to 23.9% for the six months ended June 30, 2000 compared to the comparable period of the prior year. This change resulted from increased sales of thermal/acoustical industrial products and better than expected tooling margins in Germany, offset by raw material pricing in the Paperboard segment.

SELLING, PRODUCT DEVELOPMENT AND ADMINISTRATIVE EXPENSES

    For the quarter ended June 30, 2000 selling, product development and administrative expenses were $14.0 million compared with $14.2 million from the same period in 1999. As a percentage of net sales these costs increased to 17.6% of sales for the second quarter of 2000 compared with 17.1% for the second quarter of 1999 mainly due to the decrease in net sales.

    Selling, product development and administrative expenses have increased by $800 thousand (2.9%) to $28.2 million for the first six months of 2000 compared to $27.4 million for the comparable period of the prior year. The increase is primarily due to increased spending on new product and market development efforts.

OTHER (INCOME)/EXPENSE

    Other (income)/expense for the second quarter of 2000 decreased by $300 thousand to $200 thousand compared to the same period of the prior year. The decrease resulted from lower interest expense due to reduced debt levels, income realized upon receipt and subsequent sale of common stock of two demutualized life insurance companies, and the impact of foreign currency transactions. The decrease was partially offset by losses on assets written-off during the quarter.

    For the six months ended June 30, 2000 other (income)/expense was ($5.6 million) compared to ($200 thousand) for the same period in 1999. The majority of the change is due to the gain of $6.1 million on the January 2000 sale of the Hoosick Falls Operation. The majority of the proceeds from that transaction were used to pay down debt resulting in lower interest expense since the sale.

Other (income)/expense in 1999 included a $1.0 million foreign currency transaction gain on a Euro denominated loan.

INCOME TAX

    The effective tax rate for the six months ended June 30, 2000 was 36.0% compared to 33.3% for the comparable period in 1999. The increase is due to the gain on the sale of the Hoosick Falls Operation that has resulted in a higher effective state income tax rate than in 1999.

SEGMENT RESULTS

THERMAL/ACOUSTICAL

    Thermal/Acoustical net sales declined $4.5 million (9.9%) and $5.1 million (5.7%) for the second quarter and the six months ended June 30, 2000 compared to 1999, primarily due to the decline in the relative value of the Euro and lower sales volume at the chrome plating and injection molding operations in Germany. These factors were partially offset by improved domestic sales of automotive and industrial thermal products.

    Thermal/Acoustical operating income decreased $100 thousand (3.4%) and increased $800 thousand (12.2%) for the second quarter and six months ended
June 30, 2000 compared to 1999. The decrease in operating income for the quarter was primarily due to reduced volume at the chrome plating and injection molding operations in Germany partially offset by improved results in domestic automotive and non-automotive products. For the first six months of 2000, operating income improvements are due to improved manufacturing efficiencies at certain plants and greater sales volume of industrial thermal products.

FILTRATION/SEPARATION

    Filtration/Separation net sales increased $2.7 million (18.3%) and $4.2 million (14.4%) for the second quarter and six months ended June 30, 2000 compared to 1999. Strong sales of high-efficiency air filtration products drove the majority of the improvement in both periods. The Company also benefited from a general resurgence in world filtration markets and some market-share gains as well as the growth of synthetic air and liquid filtration products and biomedical and pharmaceutical processing products. These improvements were partially offset by the unfavorable impact of foreign currency translation.

    Filtration/Separation operating income increased $500 thousand (21.8%) and $700 thousand (16.3%) for the second quarter and six months ended June 30, 2000 compared to 1999, primarily as a result of greater volume and manufacturing efficiencies. These improvements were partially offset by increased selling, administrative and product development costs related to market-development and new-product efforts.

PAPERBOARD

    Paperboard net sales increased $800 thousand (8.1%) and decreased
$200 thousand (0.7%) for the second quarter and six months ended June 30, 2000 compared to 1999. In March of 2000 a new customer was added that mitigated the decline in net sales in the first quarter and provided most of the increase in the second quarter. Also, during the second quarter of 2000, net foreign sales of materials handling products increased, however this increase was partially offset by a decline in domestic materials handling product net sales.

    Paperboard operating income decreased $500 thousand (52.5%) and $1.5 million (64.4%) for the second quarter and six months ended June 30, 2000 compared to 1999. The primary reason for the decreases is the increase in materials handling products raw materials costs. Due to an increasingly competitive environment the Company has not yet been able to pass on these cost increases to its customers.

OTHER PRODUCTS AND SERVICES

    Other Products and Services net sales decreased $2.7 million (19.6%) and $5.3 million (19.9%) for the second quarter and six months ended June 30, 2000 compared with 1999, mainly as a result of the sale of the Hoosick Falls Operation. Removing the Hoosick Falls Operation's 1999 net sales for comparative purposes, Other Products and Services net sales increased by $200 thousand and decreased $500 thousand during the second quarter and six months ended June 30, 2000 compared to 1999.

    Other Products and Services operating income decreased $600 thousand (28.3%) and $1.1 million (31.2%) for the second quarter and six months ended June 30, 2000 compared to 1999. The decline in the second quarter is mainly due to the sale of the Hoosick Falls Operation. For the six month period, the decrease is mainly due to the sale of the Hoosick Falls Operation and lower volume of pencil board product sales.

OUTLOOK

    The Company anticipates continued double-digit growth of net sales and operating income of the Filtration/Separation segment and improved performance of the Thermal/Acoustical segment in the second half of 2000. The remainder of 2000 should benefit from the expected continued strengthening of the air filtration market, increased sales of the new biopharmaceutical processing products as commercialization of the product line continues, and significant new thermal/acoustical automotive business. The Company has previously announced that on an annual basis, more than $30 million of new automotive business is currently booked. This new business begins to phase in during the latter half of 2000. The Company expects approximately $10 million of this new business to be added to 2000 sales with the full impact realized in future annual sales.

    The Company has previously announced its intention to divest its German chrome plating and injection molding operations. Efforts to this end continued in the second quarter of 2000. The sale of these two operations is expected to generate a loss on disposition. However, the sale of these two unprofitable operations is expected to have a positive impact on the operating income of the Company subsequent to their disposition.

LIQUIDITY AND CAPITAL RESOURCES

    Operating cash flow (earnings before interest, taxes, depreciation and amortization) for the second quarter 2000 decreased $1.3 million, or 14% to $8.0 million. For the six months ended June 30, 2000 operating cash flow, net of the gain on the sale of the Hoosick Falls Operation, was $16.3 million compared to $19.4 million for the same period in 1999. At June 30, 2000, cash and cash equivalents were $1.7 million compared to $1.2 million at December 31, 1999.

    Working capital at June 30, 2000 was $55.0 million compared with $64.6 million at December 31, 1999. The reduction in working capital is mainly due to the sale of the Wovens segment and the Hoosick Falls Operation.

    Capital expenditures were $6.1 million and $10.3 million for the second quarter and six months ended June 30, 2000 compared with $4.8 million and $8.8 million for the same periods in 1999.

    As of June 30, 2000, the Company had unused borrowing capacity of approximately $46.8 million under various credit facilities. Management believes that the Company's cash and cash equivalents, operating cash flow, and unused borrowing capacity at June 30, 2000 are sufficient to meet current and anticipated requirements for the foreseeable future.

    As previously announced, the Company has booked significant new automotive business which is expected to phase in during the latter half of 2000. To accommodate this new business, the Company made significant capital expenditures on plant expansions and machinery and equipment in the first six months of 2000. As a consequence of this level of capital spending, at June 30, 2000, a covenant of the Company's main credit facility dated July 14, 1999 was not met. A waiver of such non-compliance was obtained. In addition, effective August 10, 2000, the Company amended certain covenants and conditions of such credit facility. The amendment provides increased flexibility to the Company with regard to strategic and operational financing needs. The Company is in compliance with all of the loan covenants and conditions as amended.

ACCOUNTING STANDARDS

    Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Hedging Activities an amendment of SFAS 133" ("SFAS 138"), effective for fiscal years beginning after June 15, 2000, will be adopted by the Company when effective. SFAS 133, as amended, and SFAS 138 establish accounting and reporting standards for derivative instruments, including certain derivatives embedded in other contracts, and for hedging activities. They require that entities recognize all derivatives as either assets or liabilities in the balance sheet and measure those instruments at fair value. The effect of adopting SFAS 133 and SFAS 138 is presently being assessed.

FORWARD-LOOKING INFORMATION

    In the interest of more meaningful disclosure, Lydall and its management make statements regarding the future outlook of the Company which constitute "forward-looking statements" under the securities laws. These forward-looking statements are intended to provide management's current expectations for the future operating and financial performance of the company, based on assumptions currently believed to be valid. Forward-looking statements include language such as "believe", "expect", "estimate", "anticipate" and other words of similar meaning in connection with discussion of future operating or financial performance.

    All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. This Report on Form 10-Q includes information as to risk factors in the "Notes to Consolidated Condensed Financial Statements" under
Note 4. Additional factors that might cause such a difference include risks and uncertainties which are detailed in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 1999 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    There have been no significant changes in market risks from those disclosed in Item 7a. of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's 1999 Annual Report on Form 10-K.

PART II. OTHER INFORMATION

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    The Company's Annual Meeting of Stockholders was held on May 10, 2000. Stockholders elected ten Directors to serve for one-year terms, until the next Annual Meeting to be held in 2001.

    Election of Nominees to the Board of Directors

                                                                 FOR       WITHHELD
                                                              ----------   ---------
Lee A. Asseo................................................  12,476,926   1,423,638
Samuel P. Cooley............................................  12,476,416   1,424,148
W. Leslie Duffy.............................................  12,473,885   1,426,679
David Freeman...............................................  12,476,676   1,423,888
Suzanne Hammett.............................................  12,477,601   1,422,963
Robert E. McGill, III.......................................  12,477,676   1,422,888
Christopher R. Skomorowski..................................  12,475,667   1,424,897
Elliott F. Whitely..........................................  12,477,676   1,422,888
Roger M. Widmann............................................  12,476,676   1,423,888
Albert E. Wolf..............................................  12,476,381   1,424,183

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a.  Exhibits

        3.1-- Certificate of Incorporation of the Registrant (filed as Exhibit
              3.1 to the Registrant's Annual Report on Form 10-K dated
              March 30, 2000, and incorporated herein by this reference).

        3.2-- By-laws of the Registrant (filed as Exhibit 3(ii) to the
              Registrant's Quarterly Report on Form 10-Q dated November 12, 1999, and incorporated herein by this reference).

       10.1-- Amendment dated August 10, 2000 to Credit Agreement dated
              July 14, 1999 between Lydall, Inc. and certain subsidiaries and Chase Manhattan Bank, as Administrative Agent, and Fleet National Bank, as Documentation Agent, filed herewith.

       27.1-- Financial Data Schedule, filed herewith

    b.  Reports on Form 8-K

    The Company did not file any reports on Form 8-K during the three months ended June 30, 2000.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                    LYDALL, INC.
                                                      (Registrant)

August 14, 2000

                                          By /s/ THOMAS P. SMITH
                                            ------------------------------------
                                            Thomas P. Smith
                                            VICE PRESIDENT--CONTROLLER
                                            (ON BEHALF OF THE REGISTRANT AND AS
                                          PRINCIPAL ACCOUNTING OFFICER)

                                  LYDALL, INC.
                               INDEX TO EXHIBITS

EXHIBIT NO.
-----------
        10.1            Amendment dated August 10, 2000 to Credit Agreement dated
                        July 14, 1999 between Lydall, Inc. and certain subsidiaries and Chase Manhattan Bank, as Administrative Agent, and Fleet
                        National Bank, as Documentation Agent

        27.1            Financial Data Schedule.