Form 10-Q
period 2000-09-30
LYDALL INC /DE/
filed 2000-11-08
CIK 60977

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2000
                                       OR

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

        FOR THE TRANSITION PERIOD FROM ______________ TO ______________

                         COMMISSION FILE NUMBER: 1-7665

                                  LYDALL, INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                              06-0865505
    (State or Other Jurisdiction of                 (IRS Employer
     incorporation or Organization)              Identification No.)

     ONE COLONIAL ROAD, P.O.B. 151,
        MANCHESTER, CONNECTICUT,                      06045-0151
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

    Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common stock $.10 par value per share.
Total Shares outstanding November 2, 2000                                                15,836,098

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  LYDALL, INC.
                                     INDEX

                                                                                                 PAGE NO.
                                                                                                 --------
Part I.
                        Financial Information

                        Item 1.    Financial Statements

                                   Consolidated Condensed Balance Sheets.......................       3

                                   Consolidated Condensed Statements of Net Income (Loss) and
                                     Comprehensive Income (Loss)...............................     4-5

                                   Consolidated Condensed Statements of Cash Flows.............       6

                                   Notes to Consolidated Condensed Financial Statements........    7-10

                        Item 2.    Management's Discussion and Analysis of Financial Condition
                                     and Results of Operations.................................   11-14

                        Item 3.    Quantitative and Qualitative Disclosures about Market
                                     Risk......................................................      14

Part II.
                        Other Information

                        Item 6.    Exhibits and Reports on Form 8-K............................      15

Signature......................................................................................      16

                         PART I. FINANCIAL INFORMATION

    ITEM 1. FINANCIAL STATEMENTS

                         LYDALL, INC. AND SUBSIDIARIES
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (IN THOUSANDS)

                                                              SEPTEMBER 30,   DECEMBER 31,
                                                                  2000            1999
                                                              -------------   ------------
                                                               (UNAUDITED)
                                          ASSETS
CURRENT ASSETS:
  Cash and cash equivalents.................................    $  3,262        $  1,154
  Accounts receivable, net..................................      44,100          45,517
  Inventories:
    Finished goods..........................................       8,919           8,529
    Work in progress........................................       8,093           5,044
    Raw materials...........................................       8,313           8,576
    LIFO reserve............................................      (1,688)         (1,619)
                                                                --------        --------
  Total inventories.........................................      23,637          20,530
  Taxes receivable..........................................       8,831           4,022
  Prepaid expenses..........................................       1,910           1,895
  Net investment in discontinued operations.................          --           2,125
  Assets held for sale......................................       5,595          35,183
  Deferred tax assets.......................................       2,536           4,807
                                                                --------        --------
    Total current assets....................................      89,871         115,233
Property, plant and equipment, at cost......................     147,022         146,828
Less: accumulated depreciation..............................     (65,627)        (66,272)
                                                                --------        --------
                                                                  81,395          80,556
Other assets, at cost, less amortization....................      24,451          24,447
                                                                --------        --------
  Total assets..............................................    $195,717        $220,236
                                                                ========        ========
                           LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
  Cash overdraft............................................    $  2,055        $  2,564
  Current portion of long-term debt.........................       6,644           6,849
  Accounts payable..........................................      20,704          18,438
  Accrued taxes.............................................         975             920
  Accrued payroll and other compensation....................       8,925           4,021
  Liabilities related to assets held for sale...............         975           6,945
  Other accrued liabilities.................................      10,178          10,866
                                                                --------        --------
    Total current liabilities...............................      50,456          50,603
Long-term debt..............................................      21,296          38,334
Deferred tax liabilities....................................      11,490          11,306
Other long-term liabilities.................................       4,436           4,757
Commitments and contingencies
STOCKHOLDERS' EQUITY:
  Preferred stock...........................................          --              --
  Common stock..............................................       2,193           2,180
  Capital in excess of par value............................      40,010          39,195
  Retained earnings.........................................     134,350         140,085
  Accumulated other comprehensive loss......................      (6,872)         (4,582)
                                                                --------        --------
                                                                 169,681         176,878
Less: treasury stock, at cost...............................     (61,642)        (61,642)
                                                                --------        --------
  Total stockholders' equity................................     108,039         115,236
                                                                --------        --------
Total liabilities and stockholders' equity..................    $195,717        $220,236
                                                                ========        ========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF NET INCOME (LOSS) AND COMPREHENSIVE INCOME
                                     (LOSS)
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                                 THREE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              -------------------
                                                                2000       1999
                                                              --------   --------
                                                                  (UNAUDITED)
NET SALES...................................................  $ 77,155   $75,786
Cost of sales...............................................    58,545    56,658
                                                              --------   -------
Gross margin................................................    18,610    19,128
Selling, product development and administrative expenses....    12,872    13,330
                                                              --------   -------
Operating income............................................     5,738     5,798

Other (income) expense:
  Investment income.........................................        (5)      (18)
  Interest expense..........................................       118       701
  Loss on sale of operations................................    29,529        --
  Foreign currency transaction (gain) loss..................       364       (72)
  Other.....................................................       (44)       26
                                                              --------   -------
                                                                29,962       637
                                                              --------   -------
(Loss) income from continuing operations before income
  taxes.....................................................   (24,224)    5,161
Income tax (benefit) expense................................    (8,498)    1,807
                                                              --------   -------
(Loss) income from continuing operations....................   (15,726)    3,354

Discontinued operations:
  Loss from operations of the Wovens segment, net of tax
    benefit of $65..........................................        --      (105)
                                                              --------   -------
NET (LOSS) INCOME...........................................  $(15,726)  $ 3,249
                                                              ========   =======
Basic earnings (loss) per common share:
  Continuing operations.....................................  $   (.99)  $   .21
  Discontinued operations...................................        --      (.01)
                                                              --------   -------
  Net (loss) income.........................................  $   (.99)  $   .20

Diluted earnings (loss) per common share:
  Continuing operations.....................................  $   (.99)  $   .21
  Discontinued operations...................................        --      (.01)
                                                              --------   -------
  Net (loss) income.........................................  $   (.99)  $   .20

Weighted average common stock outstanding...................    15,809    15,733
Weighted average common stock and equivalents outstanding...    15,809    15,848

Net (loss) income...........................................  $(15,726)  $ 3,249

Other comprehensive (loss) income, before tax:
  Foreign currency translation adjustments..................    (2,118)      292
                                                              --------   -------
Other comprehensive (loss) income, before tax...............    (2,118)      292
Income tax benefit related to items of other comprehensive
  loss......................................................       736        --
                                                              --------   -------
Other comprehensive (loss) income, net of tax...............    (1,382)      292
                                                              --------   -------
Comprehensive (loss) income.................................  $(17,108)  $ 3,541
                                                              ========   =======

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES
CONSOLIDATED CONDENSED STATEMENTS OF NET INCOME (LOSS) AND COMPREHENSIVE INCOME
                                     (LOSS)
                      (IN THOUSANDS EXCEPT PER-SHARE DATA)

                                                               NINE MONTHS ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                  (UNAUDITED)
NET SALES...................................................  $236,680    $241,774
Cost of sales...............................................   179,948     183,224
                                                              --------    --------
Gross margin................................................    56,732      58,550
Selling, product development and administrative expenses....    41,080      40,733
                                                              --------    --------
Operating income............................................    15,652      17,817
Other (income) expense:
  Investment income.........................................      (163)        (33)
  Interest expense..........................................       957       2,010
  Foreign currency transaction loss (gain)..................       369      (1,082)
  Loss from sale of operations..............................    23,464          --
  Other.....................................................      (262)        (86)
                                                              --------    --------
                                                                24,365         809
                                                              --------    --------
(Loss) income from continuing operations
before income taxes.........................................    (8,713)     17,008
Income tax (benefit) expense................................    (2,907)      5,756
                                                              --------    --------
(Loss) income from continuing operations....................    (5,806)     11,252

Discontinued operations:
  Loss from operations of the Wovens segment, net of tax
    benefit of $131.........................................        --        (316)
  Gain on disposal of the Wovens segment, net of tax expense
    of $44..................................................        71          --
                                                              --------    --------
Gain (loss) from discontinued operations....................        71        (316)
                                                              --------    --------
NET (LOSS) INCOME...........................................  $ (5,735)   $ 10,936
                                                              ========    ========
Basic earnings (loss) per common share:
  Continuing operations.....................................  $   (.36)   $    .72
  Discontinued operations...................................        --        (.02)
                                                              --------    --------
  Net (loss) income.........................................  $   (.36)   $    .70
Diluted earnings (loss) per common share:
  Continuing operations.....................................  $   (.36)   $    .71
  Discontinued operations...................................        --        (.02)
                                                              --------    --------
  Net (loss) income.........................................  $   (.36)   $    .69

Weighted average common stock outstanding...................    15,766      15,726
Weighted average common stock and equivalents outstanding...    15,766      15,819

Net (loss) income...........................................  $ (5,735)   $ 10,936

Other comprehensive loss, before tax:
  Foreign currency translation adjustments..................    (3,508)     (4,190)
                                                              --------    --------
Other comprehensive loss, before tax........................    (3,508)     (4,190)
Income tax benefit related to items of other comprehensive
  loss......................................................     1,218          --
                                                              --------    --------
Other comprehensive loss, net of tax........................    (2,290)     (4,190)
                                                              --------    --------
Comprehensive (loss) income.................................  $ (8,025)   $  6,746
                                                              ========    ========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  NINE MONTHS
                                                                     ENDED
                                                                 SEPTEMBER 30,
                                                              --------------------
                                                                2000        1999
                                                              --------    --------
                                                                  (UNAUDITED)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) income...........................................  $ (5,735)   $ 10,936
  Adjustments to reconcile net (loss) income to net cash
    provided by operating activities:
    Depreciation............................................     7,718       9,006
    Amortization............................................     1,168       1,336
    Gain on disposal of Wovens Segment......................       (71)         --
    Loss on sale of operations..............................    23,464          --
    Gain on sale of investments.............................      (136)         --
    Loss on disposition of property, plant and equipment....       373         192
    Foreign currency transaction loss (gain)................       369      (1,082)
    Gain on receipt of common stock from demutualization of
     insurance companies....................................      (393)
    Changes in operating assets and liabilities excluding
     effects from acquisitions:
      Accounts receivable...................................    (6,447)     (5,678)
      Taxes receivable......................................    (4,490)      2,256
      Inventories...........................................    (4,364)       (877)
      Other assets..........................................    (1,581)     (1,487)
      Accounts payable......................................     5,207       1,503
      Accrued taxes.........................................       (43)        471
      Accrued payroll and other compensation................     4,818       1,063
      Deferred income taxes.................................     1,509        (968)
      Other long-term liabilities...........................      (274)         40
      Other accrued liabilities.............................    (4,226)     (1,178)
                                                              --------    --------
    Total adjustments.......................................    22,601       4,597
                                                              --------    --------
Net cash provided by operating activities...................    16,866      15,533
                                                              --------    --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Proceeds from disposal of Wovens Segment..................     1,819          --
  Proceeds from sales of operations.........................    12,037          --
  Proceeds from sales of investments........................       529          --
  Acquisitions..............................................        --        (291)
  Additions of property, plant, and equipment...............   (15,855)    (14,086)
                                                              --------    --------
Net cash used for investing activities......................    (1,470)    (14,377)
                                                              --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Cash overdraft............................................      (509)      2,689
  Long-term debt payments...................................  (133,578)    (45,102)
  Long-term debt proceeds...................................   119,550      82,380
  Proceeds from short-term borrowings.......................        --      62,992
  Payment of short-term borrowings..........................        --    (102,712)
  Issuance of common stock..................................       828         402
  Acquisition of common stock...............................        --        (635)
                                                              --------    --------
Net cash (used for) provided by financing activities........   (13,709)         14
                                                              --------    --------
Effect of exchange rate changes on cash.....................       421        (156)
                                                              --------    --------
Increase in cash and cash equivalents.......................     2,108       1,014
Cash and cash equivalents at beginning of period............     1,154       2,254
                                                              --------    --------
Cash and cash equivalents at end of period..................  $  3,262    $  3,268
                                                              ========    ========
SUPPLEMENTAL SCHEDULE OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................  $  1,388    $  1,759
  Income taxes..............................................       900       3,902
Non-cash transactions:
Reclassification of deferred tooling revenue from inventory
  to other accrued liabilities..............................                 2,949

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying consolidated condensed financial statements include the accounts of Lydall, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the consolidated condensed financial statements. Management believes that all adjustments, which include only normal recurring accruals, necessary to present a fair statement of the financial position and results of operations for the periods presented have been included. The year-end consolidated condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Form 10-K for the year ended December 31, 1999.

2. Basic earnings (loss) per common share are based on income (loss) from continuing operations and net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings
    (loss) per common share are based on income (loss) from continuing operations and net income (loss) divided by the weighted average number of common shares outstanding during the period, including the effect of stock options, where such effect is dilutive. As the Company reported a loss from continuing operations and a net loss for the quarter and nine months ended September 30, 2000, no equivalent shares were included in the calculation of diluted earnings per share for such periods, as the effect is antidilutive.

                                                   FOR THE QUARTER ENDED               FOR THE QUARTER ENDED
                                                    SEPTEMBER 30, 2000                   SEPTEMBER 30, 1999
                                                        (UNAUDITED)                         (UNAUDITED)
                                             ---------------------------------   ----------------------------------
                                             LOSS FROM                           INCOME FROM
                                             CONTINUING                          CONTINUING
                                             OPERATIONS    SHARES    PER-SHARE   OPERATIONS     SHARES    PER-SHARE
                                              ($000'S)    (000'S)     AMOUNT      ($000'S)     (000'S)     AMOUNT
                                             ----------   --------   ---------   -----------   --------   ---------
Basic (loss) earnings per share............   $(15,726)    15,809      $(.99)       $3,354      15,733      $.21
Effect of dilutive stock options...........         --         --         --            --         115        --
                                              --------     ------      -----        ------      ------      ----
Diluted (loss)earnings per share...........   $(15,726)    15,809      $(.99)       $3,354      15,848      $.21
                                              ========     ======      =====        ======      ======      ====

                                                   NET                               NET
                                                   LOSS      SHARES    PER-SHARE    INCOME     SHARES    PER-SHARE
                                                 $(000'S)   (000'S)     AMOUNT     $(000'S)   (000'S)     AMOUNT
                                                 --------   --------   ---------   --------   --------   ---------
Basic (loss) earnings per share................  $(15,726)   15,809      $(.99)     $3,249     15,733      $.20
Effect of dilutive stock options...............        --        --         --          --        115        --
                                                 --------    ------      -----      ------     ------      ----
Diluted (loss) earnings per share..............  $(15,726)   15,809      $(.99)     $3,249     15,848      $.20
                                                 ========    ======      =====      ======     ======      ====

                         LYDALL, INC. AND SUBSIDIARIES

                                                 FOR THE NINE MONTHS ENDED           FOR THE NINE MONTHS ENDED
                                                    SEPTEMBER 30, 2000                   SEPTEMBER 30, 1999
                                                        (UNAUDITED)                         (UNAUDITED)
                                             ---------------------------------   ----------------------------------
                                             LOSS FROM                           INCOME FROM
                                             CONTINUING                          CONTINUING
                                             OPERATIONS    SHARES    PER-SHARE   OPERATIONS     SHARES    PER-SHARE
                                              $(000'S)    (000'S)     AMOUNT      $(000'S)     (000'S)     AMOUNT
                                             ----------   --------   ---------   -----------   --------   ---------
Basic (loss) earnings per share............   $ (5,806)    15,766      $(.36)      $11,252      15,726      $.72
Effect of dilutive stock options...........         --         --         --            --          93      (.01)
                                              --------     ------      -----       -------      ------      ----
Diluted (loss) earnings per share..........   $ (5,806)    15,766      $(.36)      $11,252      15,819      $.71
                                              ========     ======      =====       =======      ======      ====

                                                  NET                               NET
                                                  LOSS      SHARES    PER-SHARE    INCOME     SHARES    PER-SHARE
                                                $(000'S)   (000'S)     AMOUNT     $(000'S)   (000'S)     AMOUNT
                                                --------   --------   ---------   --------   --------   ---------
Basic (loss) earnings per share...............  $ (5,735)   15,766      $(.36)    $10,936     15,726      $ .70
Effect of dilutive stock options..............        --        --         --          --         93       (.01)
                                                --------    ------      -----     -------     ------      -----
Diluted (loss) earnings per share.............  $ (5,735)   15,766      $(.36)    $10,936     15,819      $ .69
                                                ========    ======      =====     =======     ======      =====

3. Effective September 30, 2000, the Company sold substantially all of the assets and certain liabilities of its chrome-plating and injection-molding operations of Lydall Gerhardi GmbH and Co., KG to Gerhardi Kunststofftechnik GmbH. The pre-tax loss on the sale amounted to $29.5 million, or $1.21 per share after-tax for the quarter ended September 30, 2000. At December 31, 1999, the assets and liabilities related to these operations were $28.8 million and $6.1 million and were classified as "Assets held for sale" and "Liabilities related to assets held for sale," respectively.

    On January 28, 2000, the Company sold substantially all of the assets, net of certain liabilities, of the Composite Materials, Hoosick Falls Operation for approximately $12.0 million in cash, plus $660 thousand of liabilities assumed, resulting in a pretax gain of $6.1 million, or $.24 per diluted share after-tax. For the quarter ended September 30, 1999, sales and income from operations of the Hoosick Falls Operation included in income from continuing operations were $2.7 million and $596 thousand, respectively. For the nine months ended September 30, 2000 and September 30, 1999, sales and income (loss) from operations of the Hoosick Falls Operation included in income (loss) from continuing operations were $591 thousand and $8.1 million and $(10 thousand) and $1.2 million, respectively. At
    December 31, 1999, the assets and liabilities of this operation were $6.4 million and $800 thousand and were classified as "Assets held for sale" and "Liabilities related to assets held for sale," respectively.

    In November 1999, the Company's Board of Directors adopted a plan to discontinue the operations of the Wovens segment. Losses from operations of the Wovens Segment for 1999 included results through November 30, 1999. The Company recorded an estimated loss on disposition of the Wovens segment of $1.8 million at December 31, 1999. On February 29, 2000 the Company sold certain assets of the segment for approximately $1.8 million in cash. The $71 thousand gain on disposal was recorded in the quarter ended March 31, 2000 and reflects final adjustments to the Company's 1999 estimated loss on disposal.

    The Company's Board of Directors has formalized plans to dispose of certain additional assets and liabilities of the Company. As a result, assets of $5.6 million and related liabilities of $975 thousand have been reclassified as "Assets held for sale" and "Liabilities related to assets held for sale" in the Consolidated Condensed Balance Sheet at September 30, 2000.

                         LYDALL, INC. AND SUBSIDIARIES

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

    In September 1995, the Company and its former subsidiary were sued in the Northern District of Indiana by the insurer of the current operator of the former subsidiary's plant seeking contribution. In October 1997, the insurer made a settlement demand of $150,591 to the Company in exchange for a release of the Company's liability at the site and indemnification from the current operator against site-related claims. The Company executed a settlement agreement with the insurer and current operator for a full site release; however, the current operator subsequently backed out of the agreement. In September 1998, a stipulation for dismissal signed by all parties was filed to end current litigation until the total liability at the site is defined. Management believes the ultimate disposition of this matter will not have a material adverse effect upon the Company's consolidated
    financial position, results of operations, or cash flows.   By letter dated
    July 13, 1998, Lydall Eastern, Inc., a subsidiary of Lydall, Inc. ("Lydall Eastern"), was identified as a PRP by the EPA in connection with the claimed release or threat of release of hazardous substances at a site known as the Rogers Fibre Mill in Buxton, Maine (the "site"). Lydall Eastern merged with the owner and operator of a fiberboard mill at the site whose ownership dated back to approximately 1912. Lydall Eastern ceased operation at the site in 1980. In 1982, Lydall Eastern conveyed its interest in the site.

    The EPA has spent public funds to investigate and take action with respect to the site. The EPA likely will seek to recover the funds it has spent, and will spend, at the site from potentially responsible parties, including Lydall Eastern. Lydall Eastern has received a "Request for Information" from the EPA dated September 25, 2000, and is in the process of accumulating the information for a response. At this time, it is not possible to predict what future liability or costs might be incurred by Lydall Eastern in connection with the site.

5. Lydall's reportable segments are: Thermal/Acoustical, Filtration/Separation and Paperboard. All other products and services are aggregated in Other Products and Services. During the fourth quarter of 1999, the Company announced the discontinuance of the Wovens segment. For a full description of each segment, refer to the "Notes to Consolidated Financial Statements" reported

                         LYDALL, INC. AND SUBSIDIARIES
    in the Company's 1999 Annual Report on Form 10-K. The table below presents net sales and operating income by segment for the three and nine months ended September 30, 2000 and 1999. In 2000, the Company removed its corporate charge from the calculation of operating income and, as a result, reclassified the 1999 operating income amounts to conform to the current year presentation.

                                     THERMAL/    FILTRATION/                OTHER PRODUCTS   RECONCILING   CONSOLIDATED
FOR THE THREE MONTHS ENDED          ACOUSTICAL   SEPARATION    PAPERBOARD     & SERVICES        ITEMS         TOTALS
--------------------------          ----------   -----------   ----------   --------------   -----------   ------------
                                                                      (IN THOUSANDS)
September 30, 2000
  Net Sales.......................    $41,568      $16,739      $11,189        $ 8,711         $(1,052)       $77,155
  Operating income................      4,521        2,640          291            776          (2,490)         5,738
                                      -------      -------      -------        -------         -------        -------
September 30, 1999
  Net Sales.......................    $39,531      $14,566      $10,943        $11,755         $(1,009)       $75,786
  Operating income................      4,406        1,759          538          1,764          (2,669)         5,798
                                      -------      -------      -------        -------         -------        -------

                                    THERMAL/    FILTRATION/                OTHER PRODUCTS   RECONCILING   CONSOLIDATED
FOR THE NINE MONTHS ENDED          ACOUSTICAL   SEPARATION    PAPERBOARD     & SERVICES        ITEMS         TOTALS
-------------------------          ----------   -----------   ----------   --------------   -----------   ------------
                                                                     (IN THOUSANDS)
September 30, 2000
  Net Sales......................   $126,707      $50,393      $32,715        $29,940         $(3,075)      $236,680
  Operating income...............     12,172        7,819        1,123          3,114          (8,576)        15,652
                                    --------      -------      -------        -------         -------       --------
September 30, 1999
  Net Sales......................   $129,768      $43,984      $32,630        $38,269         $(2,877)      $241,774
  Operating income...............     11,227        6,214        2,879          5,162          (7,665)        17,817
                                    --------      -------      -------        -------         -------       --------

6. Effective August 10, 2000 the Company amended certain covenants and conditions of its main credit facility dated July 14, 1999. The amendments provide increased flexibility to the Company with regard to strategic and operational financing needs. The Company is in compliance with all of the loan covenants and conditions.

7. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133, as amended, is currently effective January 1, 2001 for the Company and requires that all derivative instruments be recorded on the balance sheet at their fair value. Management believes adoption of this standard and related transition adjustments will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

NET SALES

    Lydall, Inc. recorded net sales of $77.2 million in the third quarter of 2000 compared with $75.8 million for the same quarter in 1999, an increase of $1.4 million (1.8%). The increase is primarily due to increased sales volume in the Filtration/Separation and Thermal/Acoustical segments. This increase was partially offset by the unfavorable impact of foreign currency translation, which reduced sales by $3.5 million in the quarter, and the sale of the Hoosick Falls Operation in January of 2000.

    For the nine months ended September 30, 2000, net sales were $236.7 million, a decrease of $5.1 million (2.1%) from $241.8 million for the comparable period of the prior year. The decrease is mainly attributable to the sale of the Hoosick Falls Operation in January of 2000 and the unfavorable impact of foreign currency translation. The impact of foreign currency translation reduced year-to-date reported sales by $9.8 million. Sales of the Filtration/Separation segment partially offset the decrease as sales of high efficiency air-filtration media continued to strengthen.

GROSS MARGIN

    Gross margin for the third quarter of 2000 was 24.1% compared to 25.2% for the same quarter of 1999. The decline in gross margin was driven by increased raw material prices in the Paperboard segment, and the sale of the Hoosick Falls Operation offset by increased volume of air-filtration media in the Filtration/Separation segment.

    Gross margin for the nine months ended September 30, 2000 was 24.0% compared to 24.2% for the comparable period of the prior year. This decline resulted from increased raw material pricing in the Paperboard segment offset by increased sales volume of thermal/acoustical industrial products and filtration/separation products.

SELLING, PRODUCT DEVELOPMENT AND ADMINISTRATIVE EXPENSES

    For the quarter ended September 30, 2000 selling, product development and administrative expenses decreased $.5 million (3.4%) from the same period in 1999. As a percentage of net sales, these costs decreased to 16.7% of sales in the third quarter of 2000 compared with 17.6% in the third quarter of 1999.

    Selling, product development and administrative expenses have increased by $.3 million (.9%) in the first nine months of 2000 compared to the comparable period of the prior year. As a percentage of net sales, these costs increased to 17.4% of sales from 16.9% for the nine-month periods.

OTHER (INCOME)/EXPENSE

    Other expense for the third quarter of 2000 was $30.0 million compared to $637 thousand for the same period of the prior year. For the third quarter of 2000, other expense consists primarily of a loss of $29.5 million on the disposition of the chrome-plating and injection-molding operations of Gerhardi, which were sold on September 30, 2000.

    For the nine months ended September 30, 2000 other expense was $24.4 million compared to $809 thousand for the same period in 1999. For the nine-month period of 2000, other expense primarily consists of a $29.5 million loss on disposition of the two Gerhardi operations, offset by a gain of $6.1 million on the January 2000 sale of the Hoosick Falls Operation. Other expense in 1999 included a $1.4 million foreign currency transaction gain on a Euro denominated loan.

    Interest expense was $.1 million and $1.0 million for the three months and nine months ended September 30, 2000, respectively, compared to $.7 million an $2.0 million for the comparable periods of 1999. The reduction in interest expense resulted from lower outstanding debt levels and the capitalization of interest associated with plant expansions and capital additions for new product platforms.

INCOME TAXES

    The effective tax rate for the nine months ended September 30, 2000 was 33.4% compared to 33.9% for the comparable period in 1999. The decrease is primarily due the loss on the sale of the Gerhardi operations partially offset by the gain on the sale of the Hoosick Falls Operation.

SEGMENT RESULTS

THERMAL/ACOUSTICAL

    Thermal/Acoustical net sales increased $2.0 million (5.2%) in the third quarter ended September 30, 2000 compared to the same period in 1999, and decreased $3.1 million (2.4%) for the nine months ended September 30, 2000 compared to the same period in 1999. The increase in sales for the quarter resulted from the introduction of new products in the automotive thermal/acoustical business for new platforms partially offset by the impact of unfavorable foreign currency translation. The decrease for the nine-month period is primarily due to the impact of unfavorable foreign currency translation offset by improved domestic sales of automotive and industrial thermal products.

    Thermal/Acoustical operating income increased $.1 million (2.6%) and $.9 million (8.4%) in the third quarter and nine months ended September 30, 2000 compared to the same periods in 1999. The increase in operating income for the quarter and nine-month period was primarily due to continued sales strength of industrial thermal products and improved manufacturing efficiencies at certain plants.

FILTRATION/SEPARATION

    Filtration/Separation net sales increased $2.2 million (14.9%) and $6.4 million (14.6%) in the third quarter and nine months ended September 30, 2000 compared to the same periods in 1999. Strong sales of synthetic media and high-efficiency air filtration products drove the majority of the improvement in both periods. Biomedical and pharmaceutical processing products contributed to the nine-month increase, but third quarter 2000 sales were consistent with the comparable period of 1999 as higher sales of the BioPak( TM) bioprocessing containers were offset by lower sales volume of traditional blood filtration media.

    Filtration/Separation operating income increased $.9 million (50.0%) and $1.6 million (25.8%) in the third quarter and nine months ended September 30, 2000 compared to the same periods in 1999, primarily as a result of greater sales volume and manufacturing efficiencies.

PAPERBOARD

    Paperboard net sales increased $.2 million (2.2%) and $.1 million (.3%) in the third quarter and nine months ended September 30, 2000 compared to the same periods in 1999. The nominal increase for the quarter and nine months is primarily due to the materials-handling business targeting new business and increasing foreign net sales.

    Paperboard operating income decreased $.2 million (45.9%) and $1.8 million (61.0%) in the third quarter and nine months ended September 30, 2000 compared to the same periods in 1999. The decreases are primarily the result of increased raw materials costs in materials handling products. Mainly due to the increasingly competitive environment created by consolidation within the market, the Company has not yet been able to pass these cost increases to its customers.

OTHER PRODUCTS AND SERVICES

    Other Products and Services net sales decreased $3.0 million (25.9%) and $8.3 million (21.8%) in the third quarter and nine months ended September 30, 2000 compared to the same periods in 1999, mainly as a result of the sale of the Hoosick Falls Operation and lower pencil board sales. Removing the net sales of the Hoosick Falls Operation in 1999 for comparative purposes, Other Products and Services net sales decreased by $.3 million and $.2 million during the third quarter and nine months ended September 30, 2000 compared to the same period in 1999.

    Other Products and Services operating income decreased $1.0 million (56.0%) and $2.0 million (39.7%) in the third quarter and nine months ended
September 30, 2000 compared to the same periods in 1999. For the quarter and nine-month periods the decrease is due to the sale of the Hoosick Falls Operation and lower volume of pencil board sales. Removing the operating income of the Hoosick Falls Operation for 1999 for comparative purposes, Other Products and Services operating income decreased by $.4 million and $.9 million during the third quarter and nine months ended September 30, 2000 compared to the same period in 1999.

OUTLOOK

    The Company anticipates continued double-digit growth of net sales and operating income of the Filtration/Separation segment and significant growth of the Thermal/Acoustical segment for the remainder of 2000 and 2001. The remainder of 2000 should benefit from the continuing strengthening of the air filtration market, increased sales of the new biopharmaceutical processing products as commercialization of the product line continues, and significant new thermal/acoustical automotive business. The Company has previously announced that on an annual basis, more than $30 million of new automotive business is currently booked. This new business started to phase in during the third quarter of 2000. The Company expects approximately $10 million to be added to 2000 sales with the full impact of this new business augmenting future annual sales. To accommodate the expected growth of the Thermal/Acoustical segment, the Company has expanded, and is in the process of expanding, its manufacturing facilities.

    As previously announced, the Company completed the divestiture of its two unprofitable German operations effective September 30, 2000. The profitability of the operation retained and the elimination of the losses from the divested operations is expected to have a significant positive impact of the operating results of the Company.

LIQUIDITY AND CAPITAL RESOURCES

    Operating cash flow (earnings before interest, taxes, depreciation and amortization), net of the loss on the sale of operations for the third quarter 2000 decreased $1.2 million, or 12.8% to $8.3 million. For the nine months ended September 30, 2000 operating cash flow, net of the loss on the sales of operations, was $24.4 million compared to $28.0 million for the same period in 1999. The decrease in operating cash flow for the quarter and nine-month periods is due to lower operating income, the unfavorable impact of foreign currency translation and lower depreciation expense. At September 30, 2000, cash and cash equivalents were $3.3 million compared to $1.2 million at December 31, 1999.

    Working capital at September 30, 2000 was $39.4 million compared with $64.6 million at December 31, 1999. The reduction in working capital is mainly due to the sale of the Wovens segment and the Hoosick Falls and Gerhardi operations.

    Capital expenditures were $5.6 million and $15.9 million for the third quarter and nine months ended September 30, 2000 compared with $5.3 million and $14.1 million for the same periods in 1999.

    As previously disclosed, the Company amended certain covenants and conditions of its main credit facility effective August 10, 2000. The amendments provide more flexibility to the Company with regard to strategic and operational financing needs. As of September 30, 2000, the Company had unused borrowing capacity of approximately $42.3 million under various credit facilities. Management believes that the Company's cash and cash equivalents, operating cash flow, and unused borrowing capacity at September 30, 2000 are sufficient to meet current and anticipated requirements for the foreseeable future.

ACCOUNTING STANDARDS

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (FAS 133). FAS 133, as amended, is currently effective January 1, 2001 for the Company and requires that all derivative instruments be recorded on the balance sheet at their fair value. Management believes adoption of this standard and related transition adjustments will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

FORWARD-LOOKING INFORMATION

    In the interest of more meaningful disclosure, Lydall and its management make statements regarding the future outlook of the Company which constitute "forward-looking statements" under the securities laws. These forward looking statements are intended to provide management's current expectations for the future operating and financial performance of the company, based on assumptions currently believed to be valid. Forward looking statements are included under the "Outlook" section of this Item and elsewhere within this report and are generally identified through the use of language such as "believe," "expect," "estimate," "anticipate" and other words of similar meaning in connection with discussion of future operating or financial performance.

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

                           PART II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

    a.  Exhibits

           3.1--Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K dated March 30, 2000, and incorporated herein by this reference).

           3.2-- By-laws of the Registrant (filed as Exhibit 3(ii) to the
                Registrant's Quarterly Report on Form 10-Q dated November 12, 1999, and incorporated herein by this reference).

           27.1-- Financial Data Schedule, filed herewith

    b.  Reports on Form 8-K

           On October 16, 2000, a report on Form 8-K (File No. 1-7665) was filed to disclose a disposition of assets under Item 2, Acquisition or Disposition of Assets, pursuant to Section 13 or 15 (d) of the Securities Exchange Act of 1934. This report contained a Pro Forma Consolidated Condensed Balance Sheet as of June 30, 2000, a Pro Forma Consolidated Condensed Statement of Net Income for the year ended December 31, 1999 and a Pro Forma Consolidated Condensed Statement of Net Income for the six months ended June 30, 2000.

                                   SIGNATURE

    Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                                        LYDALL, INC.
                                                                        (REGISTRANT)

                                                       By:             /s/ THOMAS P. SMITH
                                                            -----------------------------------------
                                                                         Thomas P. Smith
                                                                    VICE PRESIDENT--CONTROLLER
                                                               (ON BEHALF OF THE REGISTRANT AND AS
November 8, 2000                                                  PRINCIPAL ACCOUNTING OFFICER)

                                  LYDALL, INC.

                               INDEX TO EXHIBITS

EXHIBIT NO.
-----------
         3.1            Certificate of Incorporation of the Registrant

         3.2            By-laws for the Registrant

        27.1            Financial Data Schedule