Form 10-K
period 2000-12-31
LYDALL INC /DE/
filed 2001-03-21
CIK 60977

-------------------------------------------------------------------------------
               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                             ---------------------

                                   Form 10-K

 [X] Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                          Act of 1934 (Fee Required)
                  For the Fiscal Year Ended December 31, 2000

                                      OR

         [_] Transition Report Pursuant to Section 13 or 15(d) of the
               Securities Exchange Act of 1934 (No Fee Required)

 For the transition period from       to       Commission File Number: 1-7665

-------------------------------------------------------------------------------

                                 LYDALL, INC.
            (Exact name of registrant as specified in its charter)

Delaware                                  06-0865505

(State or Other Jurisdiction of
 Incorporation or Organization)           (I.R.S. Employer Identification No.)

One Colonial Road, Manchester,
 Connecticut                              06045-0151

(Address of principal executive offices)  (zip code)

      Registrant's telephone number, including area code: (860) 646-1233

-------------------------------------------------------------------------------

          Securities registered pursuant to Section 12(b) of the Act:

    Title of each class       Name of each exchange on which registered
    -------------------       -----------------------------------------
Common Stock, $.10 par value           New York Stock Exchange

                             ---------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

On March 12, 2001, the aggregate market value of the Registrant's voting stock held by nonaffiliates was $174,964,088.

On March 12, 2001, there were 15,865,137 shares of Common Stock outstanding, exclusive of treasury shares.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III incorporates information by reference from the definitive Proxy Statement to be distributed in connection with the Registrant's Annual Meeting of Stockholders to be held on May 9, 2001.

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                      Index to Annual Report on Form 10-K

                         Year Ended December 31, 2000

                                                                           Page
                                                                           ----
 PART I
 Item 1.  Business......................................................      1
 Item 2.  Properties....................................................      4
 Item 3.  Legal Proceedings.............................................      4
 Item 4.  Submission of Matters to a Vote of Security Holders...........      5
          Executive Officers and Other Significant Employees of the
          Registrant....................................................      5
 PART II
          Market for Registrant's Common Equity and Related Stockholder
 Item 5.  Matters.......................................................      6
 Item 6.  Selected Financial Data.......................................      7
 Item 7.  Management's Discussion and Analysis of Financial Condition
          and
          Results of Operations ........................................      8
 Item 7a. Quantitative and Qualitative Disclosure about Market Risk.....     15
 Item 8.  Financial Statements and Supplementary Data...................     15
 Item 9.  Changes in and Disagreements with Accountants on Accounting
          and
          Financial Disclosure..........................................     15
 PART III
 Item 10. Directors and Executive Officers of the Registrant............     16
 Item 11. Executive Compensation........................................     16
          Security Ownership of Certain Beneficial Owners and
 Item 12. Management....................................................     16
 Item 13. Certain Relationships and Related Transactions................     16

The information called for by Items 10, 11, 12, and 13, to the extent not included in this document, is incorporated herein by reference to such information included under the captions "Election of Directors," "Common Stock
Ownership of Management," "Directors' Compensation," and "Executive
Compensation," in the Company's definitive Proxy Statement filed on March 23,
2001.

 PART IV
          Exhibits, Financial Statement Schedules, and Reports on Form
 Item 14. 8-K...........................................................     17
          Signatures....................................................     21

-------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                    PART I

Item 1. BUSINESS

Lydall, Inc. and its subsidiaries are hereafter referred to as "Lydall," the "Company," or the "Registrant." Lydall is a manufacturer of engineered products for demanding specialty applications.

The Company develops and manufactures engineered specialty papers in roll and sheet form and fabricates automotive heat shields, thermal and acoustical barriers, and certain medical filtration and bioprocessing components. Lydall's specialty papers are supplied to other manufacturers for conversion or incorporation into finished products. The Company's fabricated products are sold to original equipment manufacturers and tier-one suppliers. Lydall uses wet-laid and dry-laid nonwoven manufacturing processes incorporating a broad spectrum of fibers, materials, binders, resins, and a variety of value-added systems to produce a range of high-performance materials and products.

The Company serves a number of market niches. Lydall's products are primarily sold directly to the customer through an internal sales force and distributed by common carrier, ocean cargo, or the Company's distribution operation. Within each market niche there are typically several competitors. The Company competes through high-quality products, technology, and customer service. Lydall has a number of domestic and foreign competitors, most of whom are either privately owned or divisions of larger companies, making it difficult to determine the Company's share of markets served.

In 1999, the Company defined its core businesses as thermal/acoustical and filtration/separation and stated its long-term strategy to concentrate primarily on these businesses. In accordance with this strategic focus, Lydall stated its intention to divest businesses outside of these markets with the exception of Lydall Transport, Ltd., which provides total logistics packages as well as individual trucking and warehousing solutions. In August 2000, Lydall structured its organization into primarily two groups to concentrate on the thermal/acoustical and filtration/separation markets.

Segments

Lydall's two reportable segments are Thermal/Acoustical and Filtration/Separation. All other products are aggregated in Other Products and Services. In February 2001, Lydall announced the discontinuation of the Paperboard Segment.

Thermal/Acoustical

Lydall's thermal and acoustical barriers, heat shields, and insulating products include a range of fiber-based materials, fiber-and-metal combinations, and all-metal products that protect and insulate within temperature environments ranging from -459(degrees) F (-237(degrees) C) to +3000(degrees) F (+1649(degrees) C).

The LyTherm(R) family of thermal products, including ManninGlas(R) products, are employed in a variety of industrial thermal applications. They are employed as linings for industrial ovens, kilns, furnaces, and in glass and metal manufacturing as well as in consumer appliances and heating, ventilation, and air-conditioning systems.

Lydall's automotive heat shields and thermal and acoustical barriers include organic and inorganic fiber composites, fiber-and-metal combinations, and all-metal components which are used in trucks, vans, sport-utility vehicles, and cars. The Company holds patents on many of these products, which are employed both inside and outside of vehicle passenger and engine

-------------------------------------------------------------------------------
compartments and around such components as exhaust systems, gas tanks, heat and air-conditioning ducts, batteries, and electronic components.

At the very coldest temperatures (approaching absolute zero), CryoTherm(R) cryogenic materials, composed of 100-percent inorganic fibers, are used for super-insulating applications. These applications include tanker trucks that transport liquid gases, stationary and portable cryogenic storage vessels, gas tanks for vehicles fueled by liquid natural gas, and supercolliders.

Thermal/Acoustical Segment sales, before elimination of inter-segment sales, represented 61 percent of the Company's net sales in 2000, 62 percent in 1999 and 45 percent in 1998.

Filtration/Separation

The Filtration/Separation Segment includes industrial air and liquid filtration products, vital fluids management systems sold to medical and biopharmaceutical markets, and separation and energy related products.

LydAir(R) high-efficiency air-filtration media range in filtering efficiencies from 10 percent at 0.3-micron particle size to 99.999999 percent at 0.1-micron particle size. These products are used in commercial heating, ventilating and air-conditioning systems, clean-room applications, and consumer air-purifying units.

Lydall also produces liquid filtration media, sold under the LyPore(R) trademark, that are used in high-efficiency hydraulic oil and lubrication oil elements for off-road vehicles, trucks, and heavy equipment and in industrial and residential water purification.

The Company's vital fluids management systems are sold by its wholly owned subsidiary, Charter Medical, Ltd. ("Charter"). Charter's medical filter components are employed in blood filtration devices, such as cardiotomy reservoirs and autotransfusion filters. Charter also designs and manufactures BioPak(TM) sterile containers for use in biopharmaceutical processing, and specialty blood and cell therapy products.

Sales from the Filtration/Separation Segment, before elimination of inter-segment sales, represented 26 percent of net sales in 2000 compared with 21 percent in 1999, and 31 percent in 1998.

Other Products and Services

The largest component of Other Products and Services is Lydall Transport, Ltd., a provider of total logistics packages as well as individual trucking and warehousing solutions. Other Products and Services also include pencil slats made from recycled newsprint and cardboard, electrical insulation, assorted specialty products, and battery separators. Sales of a gasket manufacturer sold on January 28, 2000 are also included through the date of sale.

Other Products and Services sales, before elimination of inter-segment sales, were 15 percent of the Company's net sales in 2000 compared with 18 percent in 1999 and 26 percent in 1998.

Paperboard

In February 2001, the Company announced the discontinuation of this segment, which consisted primarily of the Southern Products and Lydall & Foulds Divisions. On February 1, 2001, Lydall announced that the Lydall & Foulds Division would cease operations, and on February 5, 2001, the Southern Products Division was sold.

The results of the Paperboard Segment have been excluded from continuing operations for all years presented. See Note 5 in "Notes to Consolidated Financial Statements."

-------------------------------------------------------------------------------
General Business Information

Lydall holds a number of patents, trademarks, and licenses. While no single patent, trademark or license by itself is critical to the success of Lydall, together these intangible assets are of considerable value to the Company.

No significant portion of Lydall's business is seasonal. Lydall maintains levels of inventory and grants credit terms that are normal within the industries it serves. The Company uses a wide range of raw materials in the manufacturing of its products. The majority of raw materials used by Lydall are available from a variety of suppliers who can be substituted if necessary.

Sales to the automotive market represented 51 percent of Lydall's total net sales in 2000 compared with 53 percent and 32 percent in 1999 and 1998, respectively. Lydall sells to both original equipment manufacturers and tier-one suppliers. Its products are used in a variety of models and applications. Sales to Ford Motor Co. were $34.1 million, or 13 percent of Lydall's net sales in 2000. No other single customer accounted for more than 10 percent of net sales in 2000.

Lydall invested $8.3 million in 2000, $7.6 million in 1999, and $8.7 million in 1998 to develop new products and manufacturing processes and to improve existing products. Most of Lydall's investment in research and development is application specific; very little is pure research. There were no significant customer-sponsored research and development activities during the past three years.

Lydall's backlog was $26.3 million at December 31, 2000, $48.5 million at December 31, 1999, and $29.5 million at December 31, 1998. Backlog at February 28, 2001 was $27.5 million. The purchase of the Gerhardi operations at the end of 1998 and the subsequent sale of two of those operations in the third quarter of 2000 caused the majority of the fluctuations in backlog at the end of 1999 and 2000 when compared with previous years. There are minimal seasonal aspects to Lydall's backlog.

No material portion of Lydall's business is subject to renegotiations of profits or termination of contracts or subcontracts at the election of any governmental body.

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

As of February 28, 2001, Lydall employed 1,288 people. Five unions under contracts expiring at various points through March 2005 represented approximately 111 of the Company's domestic employees. Lydall considers its employee relationships to be satisfactory and did not have any actual or threatened work stoppages due to union-related activities in 2000. All employees at the Company's facility in France are covered under a National Collective Bargaining Agreement. Hourly and certain salaried employees at the Company's German operation are also covered under a National Collective Bargaining Agreement.

Foreign and export sales were 37 percent of total net sales in 2000, 42 percent in 1999, and 18 percent in 1998. Export sales are concentrated primarily in Europe, the Far East, Mexico, and Canada and were $27.7 million, $25.4 million, and $22.0 million in 2000, 1999, and 1998,

-------------------------------------------------------------------------------
respectively. Foreign sales were $67.8 million, $89.1 million, and $10.8 million for the years ended December 31, 2000, 1999, and 1998, respectively. Foreign operations incurred after-tax losses of $19.8 million (including the loss from disposition of two unprofitable German operations of $19.3 million), $1.2 million, and $1.0 million (including the recognition of an impairment loss of $.9 million) for the years ended December 31, 2000, 1999, and 1998, respectively. Total foreign assets were $43.9 million at December 31, 2000 compared with $65.0 million at December 31, 1999 and $73.4 million at December 31, 1998.

There are no anticipated operating risks related to foreign investment law, expropriation, inflation effects, or availability of material, labor, and energy. The Company's foreign and domestic operations limit foreign currency exchange transaction risk by completing transactions in their functional currencies whenever possible and through the use of foreign currency forward exchange contracts.

Item 2. PROPERTIES

The principal properties of the Company are situated at the following locations and have the following characteristics:

                                                                          Approximate Area
                                                                           Land   Buildings
     Location                     General Description                     (Acres) (Sq.Feet)
-------------------------------------------------------------------------------------------
1    Rochester, New Hampshire     Specialty Papers Manufacturing           18.0    158,000
2    Green Island, New York       Specialty Papers Manufacturing            5.4    275,000
3    Saint-Rivalain, France       Specialty Papers Manufacturing           14.3    156,000
4    Hamptonville, North Carolina Thermal/Acoustical Products Fabricating  35.0    122,000
                                  and Manufacturing
5    Columbus, Ohio               Thermal/Acoustical Products Fabricating   9.0     80,000
6    St. Johnsbury, Vermont       Thermal/Acoustical Products Fabricating  17.0     86,000
7    Meinerzhagen, Germany        Thermal/Acoustical Products Fabricating   3.8     86,000
8    Lakewood, New Jersey         Biomedical Products Fabricating            --     20,000
9    Winston-Salem,               Biomedical Products Fabricating and        --     29,000
     North Carolina               Manufacturing
10   Covington, Tennessee         Composite Materials Manufacturing        26.0    155,000
11   Manchester, Connecticut      Paperboard Manufacturing                 11.6     70,000
12   Manchester, Connecticut      Warehouse and Office Facility             9.1    120,000
13   Manchester, Connecticut      Corporate Office                          4.5     20,000
-------------------------------------------------------------------------------------------

Properties numbered 5, 6, 8 and 9 are leased; all others are owned. For information regarding lease obligations see Note 4 in "Notes to Consolidated Financial Statements." Lydall considers its properties to be suitable and adequate for its present needs. The properties are being fully utilized, except for numbers 11 and 12, which were used by the Lydall & Foulds Division of the discontinued Paperboard Segment. In addition to the properties listed above, the Company has several additional leases for sales offices and warehouses in the United States, Europe, and Japan.

Item 3. LEGAL PROCEEDINGS

No significant legal proceedings were settled in the fourth quarter of 2000. See Note 14 in "Notes to Consolidated Financial Statements" for additional information on legal proceedings.

-------------------------------------------------------------------------------

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2000.

Executive Officers and Other Significant Employees of the Registrant:

The executive officers and other significant employees of the Registrant, together with the offices presently held by them, their business experience since January 1, 1996, and their ages as of March 12, 2001, the record date of the Company's 2001 Annual Meeting, are as follows:

                                                                     Other Business
  Name                  Age               Title                  Experience Since 1996
------------------------------------------------------------------------------------------
  Roger M. Widmann      61  Chairman of the Board             Principal of Tanner and
                                                              Co. Inc., Senior Managing
                                                              Director, Corporate Finance
                                                              of Chemical Securities, Inc.
  Christopher R.        47  President and Chief Executive     Division President of
  Skomorowski               Officer (since 1998), Director    Lydall Westex
                            (1998-present, 1994-1995)
  Walter A. Ruschmeyer  50  Executive Vice President-         Interim Vice President of
                            Finance and Administration,       Finance and Treasurer,
                            and Chief Financial Officer       Lydall, Inc., Partner in
                            (since March 2000)                Bushavior, Controller of
                                                              Carrier Corporation
  Raymond S.            39  Group President-Lydall            Division President Lydall
  Grupinski, Jr.            Thermal/Acoustical Group          Westex, Director of
                            (since August 2000)               Operations of Lydall Westex
                                                              Division and General Manager
                                                              of Lydall Westex Columbus
                                                              Operation
  Kevin G. Lynch        48  Group President-Lydall            Division President Lydall
                            Filtration/Separation Group       Manning, Vice President of
                            (since August 2000)               Sales and Marketing of
                                                              Lydall Technical Papers
  Bill W. Franks, Jr.   42  Division President-Lydall         Vice President and
                            Transport, Ltd.                   General Manager of
                            (since August 2000)               Lydall Logistics
                                                              and Lydall & Foulds
                                                              Management
  Thomas P. Smith       43  Vice President-Controller         Assistant Controller of
                            (since May 2000)                  Carrier Corporation
  James P. Carolan      58  Vice President-E-Commerce         Division President of
                            (since September 2000),           Lydall Technical Papers
                            Director (1994-1995, 1996-1998)
  Carole F. Butenas     58  Vice President-Investor Relations N/A
                            (since 1991),
                            Director (1995-1996)
  Mary A. Tremblay      40  General Counsel and Secretary     N/A
                            (since 1991)
  Richard H. Kopp       56  Chief Information Officer         President of The Havens
                            (since April 2000)                Group, Inc., President
                                                              of Havens System
                                                              Solutions, LLC
  Mona G. Estey         46  Vice President-Human Resources    Director of Human
                            (since April 2000)                Resources
------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------
                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock and Dividend History

The Company's Common Stock is traded on the New York Stock Exchange under the symbol LDL. Shares totaling 7,514,500 and 9,316,600 were traded during 2000 and 1999, respectively. The table below shows the range of reported sale prices on the New York Stock Exchange Composite Tape for the Company's Common Stock for the periods indicated. As of March 12, 2001, the record date of the Company's 2001 Annual Meeting, 1,608 stockholders of record held
15,865,137 shares of Lydall's Common Stock, $.10 par value. As of the record date, there were no shares outstanding of the Company's Preferred Stock, $1.00 par value.

----------------------------------------------------------------------------------------------------
                                    High                           Low                         Close
----------------------------------------------------------------------------------------------------
     2000
      First Quarter                $8.94                         $6.31                         $8.75
      Second Quarter               11.25                          7.81                         10.63
      Third Quarter                13.00                         10.31                         11.44
      Fourth Quarter               12.06                          8.06                          8.69
     1999
      First Quarter               $12.88                         $7.75                         $8.31
      Second Quarter               12.50                          8.31                         11.50
      Third Quarter                12.88                          9.81                         10.31
      Fourth Quarter               10.38                          5.25                          6.63
----------------------------------------------------------------------------------------------------

During 2000, the Company did not pay a cash dividend on its Common Stock and does not anticipate doing so for the foreseeable future. Cash will be reinvested in core businesses.

-------------------------------------------------------------------------------
Item 6. SELECTED FINANCIAL DATA

Five-Year Statistical Review

-------------------------------------------------------------------------------
In thousands except per-
share amounts                     2000      1999      1998      1997      1996
-------------------------------------------------------------------------------
Financial results from
 continuing
 operations
Net sales                     $261,118  $274,984  $183,236  $193,520  $211,003
(Loss) income from
 continuing operations          (3,616)   11,089     7,233    18,841    20,180
-------------------------------------------------------------------------------
Common stock per-share data
Diluted (loss) income from
 continuing operations        ($   .23) $    .70  $    .45  $   1.09  $   1.12
Diluted net (loss) income     (    .15)      .68       .26      1.27      1.38
-------------------------------------------------------------------------------
Financial position
Total assets                  $194,964  $220,236  $226,848  $160,124  $182,119
Working capital (deficit)       54,550    64,630    (9,090)   39,203    53,358
Long-term debt, net of
 current maturities             24,927    38,334        --     2,100     5,050
Total stockholders' equity     111,753   115,236   109,225   113,030   117,844
-------------------------------------------------------------------------------
Property, plant, and
 equipment
Net property, plant, and
 equipment                    $ 74,420  $ 80,556  $107,836  $ 68,860  $ 62,038
Capital expenditures            19,767    16,773    17,657    17,104    10,893
Depreciation                     9,925    11,946     8,844     7,993     7,824
-------------------------------------------------------------------------------
Performance and other ratios
Gross margin                     26.29%    24.87%    31.55%    34.87%    33.70%
Operating margin                  7.27%     6.45%     6.15%    14.37%    15.19%
Current ratio                     2.32      2.28       .91      2.39      2.24
Debt to total capitalization      22.3%     28.2%     33.4%      4.3%     12.9%
-------------------------------------------------------------------------------

The results of operations of the discontinued Paperboard and Wovens Segments have been excluded from the selected financial data schedule for all applicable periods. Paperboard and Wovens Segment balance sheet items have been excluded from calculations of the "Performance and other ratios" section for all periods presented, except for the current ratio.

-------------------------------------------------------------------------------

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
    CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

For the year ended December 31, 2000, the Company generated $261.1 million in net sales compared with $275.0 million for the year ended December 31, 1999. The divestment of a gasket business and two German operations during the year eliminated sales of $10.1 million and $18.1 million, respectively. In addition, the unfavorable impact of foreign currency translation reduced sales by $12.3 million in 2000. Growth within the Company's core businesses of $26.6 million partially offset the decrease in net sales. Sales of high-efficiency air-filtration media strengthened, sales to the automotive thermal/acoustical market were bolstered by new-product launches, and Lydall Transport, Ltd. sales also improved.

In 1999, net sales increased by $91.7 million, a 50.1 percent increase over 1998. The acquisition of Gerhardi, included in the Thermal/Acoustical Segment, accounted for $75.3 million of the increase. An additional $9.0 million of the increase was generated by other acquisitions made in 1998. New-product introductions, primarily in the Thermal/Acoustical Segment, net of product discontinuances, contributed another $7.1 million in net sales for 1999.

Gross Margin

Gross margin for the year ended December 31, 2000 was 26.3 percent compared with 24.9 percent for the year ended December 31, 1999. Gross margin in 2000 was unfavorably impacted by the two unprofitable German operations sold at the end of the third quarter of 2000.

Gross margin for 1999 declined significantly from the 1998 level of 31.5 percent. The increased sales volume resulting from the acquisition of Gerhardi in 1999 generated gross margins significantly below the Company's average. In addition, the Company experienced pricing pressures in its Thermal/Acoustical and Filtration/Separation Segments, specifically related to non-automotive thermal barriers and air-filtration media. Pricing adjustments associated with long-term contractual commitments also affected certain automotive products.

Selling, Product Development, and Administrative Expenses

Selling, product development, and administrative expenses were approximately $1.0 million or 1.9 percent lower in 2000 than in 1999. As a percentage of sales, these costs increased slightly to 19.0 percent in 2000 from 18.4 percent in 1999.

Selling, product development, and administrative expenses increased by $6.0 million, or 13.5 percent, in 1999 compared to 1998. Incremental selling, product development, and administrative expenses totaling $9.4 million were incurred primarily related to the acquisition of Gerhardi. The Company reduced selling, product development, and administrative expenses at other operations during 1999 by $3.4 million.

Other Income and Expense

For the year ended December 31, 2000, other expense amounted to $25.0 million. The two major components of this amount were a $29.7 million loss on the disposition of two German operations and an offsetting gain of $6.1 million on the sale of the gasket business.

-------------------------------------------------------------------------------

Interest expense was $1.2 million for 2000 compared with $2.6 million in 1999. The reduction in interest expense resulted from lower outstanding debt levels and the capitalization of interest associated with plant expansions and capital additions for new product platforms.

For 1999, other expense amounted to $1.5 million and consisted primarily of interest expense of $2.6 million, offset by a foreign exchange transaction gain of $1.4 million resulting from the appreciation of the dollar in relation to the Euro on a Euro-denominated term loan. Interest expense in 1999 increased by $1.8 million as the Company maintained higher debt levels associated with the three acquisitions made in 1998.

Other expense in 1998 amounted to $890 thousand and consisted primarily of interest expense of $820 thousand and investment losses of $287 thousand, partially offset by foreign currency transaction gains and miscellaneous income.

Income Taxes

The effective tax for the year ended December 31, 2000 was a benefit of 39.5 percent compared with a provision of 31.8 percent in 1999. The 2000 tax rate reflects a tax benefit on the consolidated loss for the year and additional benefits derived from exempt Foreign Sales Corporation income and state income tax credits.

The effective tax rate increased 1.5 percent in 1999 compared to 1998. The increase is mainly a result of exempt Foreign Sales Corporation income, permanent book to tax differences, and credits representing a smaller proportionate share of taxable income in 1999.

SEGMENT RESULTS

Thermal/Acoustical

Thermal/Acoustical sales for the year ended December 31, 2000 were $158.5 million, a decrease of $10.8 million, or 6.4 percent, from 1999. Operating income for the year ended December 31, 2000 was $16.8 million compared with $13.1 million in 1999, an increase of $3.7 million, or 28.3 percent.

The disposition of two unprofitable German operations at the end of the third quarter 2000, and the unfavorable impact of foreign exchange translation reduced sales by $18.1 million and $8.4 million, respectively, for 2000 compared with 1999. Net sales, adjusted for the disposition of the German operations and the impact of unfavorable fluctuations in foreign currency exchange rates, increased by approximately $15.7 million, or 13.4 percent, for the year ended 2000 compared with 1999. The introduction of new automotive products supported sales growth, while industrial thermal/acoustical product sales were relatively flat in 2000 due to the rise in interest rates and the slowdown in the economy.

Thermal/Acoustical sales for 1999 were $169.3 million compared with $81.8 million for 1998, an increase of $87.5 million. Operating income increased by $.8 million, or 6.8 percent, for 1999 compared with 1998. The acquisition of Gerhardi accounted for $75.3 million of the increase in sales. Also in 1999, the Company introduced several new automotive thermal/acoustical products. Product discontinuances, mostly related to the automotive thermal/acoustical market, somewhat offset the gains from new-product introductions.

Filtration/Separation

Sales for the Filtration/Separation Segment were $67.9 million for the year ended December 31, 2000. This compares to sales of $59.0 million for 1999, an increase of $8.9 million, or 15.1 percent. Operating income for the year ended December 31, 2000 totaled $10.2 million compared with $8.5 million in 1999, an increase of $1.7 million, or 20.6 percent.

-------------------------------------------------------------------------------

This segment benefited from increased sales of high-efficiency air filtration media to the Far East and domestic markets and increased sales volume to the consumer products market. Strong sales of synthetic filtration media also contributed to the increase.

Biomedical and pharmaceutical processing products achieved record sales for the year as additional customers qualified the Company's BioPak(TM) bioprocessing containers and the Company's blood and cell therapy products continued to gain market share.

In 1999, sales increased by $3.1 million, or 5.5 percent, from $55.9 million in 1998. Operating income increased by $.9 million, or 11.8 percent. The majority of the growth stemmed from the Company's biomedical and pharmaceutical processing products. Also, sales of high-efficiency air filtration media to the Far East and Europe improved from 1998 sales levels as the Company gained market share.

Other Products and Services

Sales of Other Products and Services decreased by $11.7 million, or 23.2 percent, in 2000 to $38.8 million. Operating income was $3.8 million in 2000 compared to $7.3 million in 1999.

The decreases in sales and operating income resulted primarily from the sale of the gasket operation in the first quarter of 2000. Excluding the gasket business, sales and operating income were $1.6 million and $2.2 million lower in 2000 than in 1999 mainly due to declining pencil-board sales.

Sales in 1999 were $50.5 million compared with $47.5 million in 1998. The increase of $3.0 million, or 6.3 percent, stemmed primarily from market-share gains by Lydall Transport, Ltd. Operating income for 1999 increased $3.7 million from $3.6 million in 1998. Operating income in 1998 included an impairment charge of $.8 million related to fixed assets. After adjusting for the impairment charge, operating income increased $2.9 million primarily due to the market-share gains achieved by Lydall Transport, Ltd. and cost reduction efforts in the Company's non-core operations.

Paperboard

In February 2001, the Company announced the discontinuation of this segment, which consisted primarily of the Southern Products and Lydall & Foulds Divisions. On February 1, 2001, Lydall announced that the Lydall & Foulds Division would cease operations. On February 5, 2001, the Southern Products Division was sold.

The results of the Paperboard Segment have been excluded from continuing operations for all years presented. See Note 5 in "Notes to Consolidated Financial Statements."

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E. Without limiting the generality of the foregoing, the words "believes," "anticipates," "plans," "expects," and other similar expressions are intended to identify forward-looking statements. Investors should be aware that such forward-looking statements are intended to provide management's current expectations for the future operating and financial performance of the Company based on assumptions believed to be valid at the time. Thus, such expectations are inherently subject to a number of risks and

-------------------------------------------------------------------------------
uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements. In addition to general economic conditions and market trends, some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to, the following:

A Major Downturn of the U.S. or European Automotive Markets. Although Lydall's automotive sales are not solely contingent on the strength of the automotive market, a significant downturn of the U.S. or European automotive industries could have a substantial impact on Lydall's results. The Company can also be affected when automotive manufacturers discontinue production of specific models that contain Lydall's products. On the other hand, Lydall benefits from the introduction of new models that contain the Company's products. Approximately 51 percent of Lydall's total sales in 2000 were to the automotive market. Lydall's automotive products are thermal and acoustical barriers and heat shields employed both inside and under the body of vehicles. Most of Lydall's products are supplied to meet unique, niche applications. Lydall may have a number of components on a particular vehicle. Also, applications range across all types of vehicles from sport-utility models to trucks and vans to cars. Thus, there is no direct correlation between the number of Lydall products sold and the number of vehicles being built by automotive manufacturers. Slight fluctuations in automotive production have relatively little effect on Lydall's business; however, a major downward shift could prevent Lydall from achieving its projected results.

Raw-Material Pricing and Supply. Raw-material pricing and supply issues affect all of Lydall's businesses and can influence results in the short term. The Thermal/Acoustical Segment uses aluminum in the manufacturing of most automotive heat shields. The heat shields are sold under long-term agreements with established fixed sales prices. Volatility in aluminum prices over the agreement periods could impact Thermal/Acoustical Segment profitability.

New-Product Introductions. Improved performance and growth is partially linked to new-product introductions planned for the future. The timing and degree of success of new-product programs could impact Lydall's projected results.

Lydall does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company.

Liquidity and Capital Resources

Lydall completed 2000 with $32.0 million of indebtedness outstanding under its various credit facilities, incurred primarily to fund acquisitions made during the past three years. The 2000 year-end balance represents a decrease of $13.2 million, or 29.1 percent, from the prior year. Debt was reduced in 2000 despite a $19.8 million capital investment program. Proceeds received from operations divested during the year contributed substantially toward overall debt reduction in 2000. Capital expenditures in 1999 and 1998 totaled $16.8 million and $17.7 million, respectively. The Company did not purchase any of its Common Stock in 2000. Purchases of Common Stock totaled $.8 million in 1999 and $10.3 million in 1998. Operating cash flow (earnings before interest, taxes, depreciation and amortization, and non-recurring transactions) in 2000 decreased by 10.3 percent to $32.0 million from 1999.

Cash Flow Overview

Cash flow from operating activities in 2000 was $17.3 million compared with $20.7 million in 1999 and $21.1 million in 1998. The decrease in cash flow was primarily attributable to changes in working capital items and aggregate cash flows associated with the gasket business divested in the first quarter of 2000.

-------------------------------------------------------------------------------

Cash used for investing activities equaled $5.4 million in 2000 consisting primarily of capital expenditures of $19.8 million partially offset by proceeds from the divestment of businesses totaling $13.9 million. Investing activities in 1999 used $17.1 million in cash primarily for capital expenditures. In 1998, investing activities utilized $60.0 million in cash. Of this amount, $46.4 million related to acquisitions and $17.7 million to capital expenditures. Proceeds of $3.9 million from the sale of investments in 1998 partially offset these expenditures.

In 2000, financing activities used $10.6 million compared with $4.6 million in 1999. Lydall used proceeds from divested operations during the year to accelerate the payment of its long-term debt. For the year, debt was reduced by $11.3 million before the effect of foreign exchange. Financing activities used $4.6 million in 1999 to reduce indebtedness. In 1998, Lydall generated $32.2 million in cash from financing activities. Net proceeds from bank credit lines of $44.6 million were used to fund acquisitions during the year and to purchase $10.3 million of Lydall Common Stock.

Working Capital Productivity

Lydall measures working capital productivity, or working capital turnover, to assess short-term utilization of operating resources. Working capital turnover is defined as net sales divided by the quarterly average of receivables and inventory, less accounts payable. Turnover in 2000 equaled the same level achieved in 1999, or 5.4 times. Working capital turnover in 1998 was 5.9 times. Working capital turnover in 2000 and 1999 was negatively affected by the Gerhardi acquisition. Management expects working capital productivity will improve in 2001 as a result of better inventory and accounts receivable management and the sale of the two non-core German operations in 2000.

Future Cash Requirements

Cash requirements for 2001 will include the funding of ongoing operations, capital expenditures, and acquisitions, if completed. The 2001 capital budget is $17.0 million, down from actual expenditures of $19.8 million in 2000 and more in line with 1999 expenditures totaling $16.8 million.

Management expects to finance capital expenditures and working capital needs from cash provided by operating activities in 2001. Acquisitions, if completed, would be financed under the credit facility described under "Credit Arrangements" below, or other forms of debt financing, as deemed appropriate.

Currently, the Company has no plans to repurchase its Common Stock except to offset shares granted under Lydall's stock option award program, as deemed appropriate.

Credit Arrangements

Lydall, Inc. and certain subsidiaries entered into a credit facility on July 14, 1999 with a group of five banking institutions. At December 31, 2000, the facility was comprised of a $50 million domestic revolving credit facility, renewed every three years, of which $10.1 million was outstanding, and a Euro-denominated term loan, with an outstanding balance of $13.9 million, which is an obligation of one of Lydall's German subsidiaries. The interest rate on the revolving credit facility is based on various money-market rates selected by the Company at the time of borrowing. The credit facility carries an annual facility fee, as well as a commitment fee on the unused portion of the facility. The Company is required to maintain certain financial ratios and other financial conditions as part of the credit facility. The facility also prohibits the Company

-------------------------------------------------------------------------------
from incurring certain indebtedness, restricts asset sales and capital expenditures, and limits certain investments and dividends to the extent such activity reduces financial ratios below agreed upon levels.

Certain foreign subsidiaries of the Company maintain additional lines of credit totaling $11.1 million, of which $8.0 million was outstanding at December 31, 2000. These credit facilities incur interest at rates ranging from 3.6 percent to 5.9 percent.

Management believes that current credit arrangements provide sufficient capacity to meet working capital requirements and fund future capital expenditures.

Capital Structure

At the end of 2000, total indebtedness was $32.0 million, or 22.3 percent of Lydall's total capital structure. Cash from operating activities in conjunction with substantial debt financing sources are available to complete strategic acquisitions in Lydall's core business markets.

The Company continually explores its core markets for suitable acquisitions. Given appropriate acquisition opportunities, the Company would consider increasing its debt to total capitalization percentage above current levels.

Other Key Financial Items

Cash and cash equivalents. Cash and cash equivalents increased to $2.2 million as of December 31, 2000 compared to $1.2 million as of December 31, 1999.

Receivables. Receivables, net of the allowance for doubtful accounts, were $40.0 million at the end of 2000 compared to $45.5 million in 1999. Trade receivables (including receivables of operations whose assets are classified as held for sale, receivables classified as long-term, and net of receivables related to discontinued operations) were $40.1 million and $37.9 million for 2000 and 1999, respectively. Days sales outstanding for trade receivables were 54 days in 2000 compared to 42 days in 1999.

Inventories. Inventories were $21.5 million at December 31, 2000, net of a LIFO reserve of $.6 million compared to $20.5 million, net of a $1.6 million LIFO reserve at December 31, 1999. The decrease in the LIFO reserve is primarily due to the reclassification of net assets related to the discontinued Paperboard Segment, which accounted for $.8 million of the decrease, and the reclassification of assets held for sale, which accounted for $.2 million of the decrease.

Working capital. Working capital decreased to $54.6 million at December 31, 2000 compared to $64.6 million at December 31, 1999. The ratio of current assets to current liabilities in 2000 increased to 2.32 from 2.28 in 1999. The increase is primarily related to the discontinuation of the Paperboard Segment as the net assets of this segment were classified as current assets at December 31, 2000.

Capital asset expenditures. Capital asset expenditures were $19.8 million in 2000, $16.8 million in 1999 and $17.7 million in 1998. The Company's capital budget for 2001 is $17.0 million, which is expected to be financed from operating cash flows.

Debt to total capitalization. Debt to total capitalization has decreased to
22.3 percent in 2000 compared to 28.2 percent in 1999 as Lydall reduced its level of outstanding debt.

-------------------------------------------------------------------------------

Common stockholders' equity. Common stockholders' equity decreased to $111.8 million at December 31, 2000 from $115.2 million at December 31, 1999. On a per-share basis, common stockholders' equity decreased to $7.04 at December 31, 2000 from $7.34 at December 31, 1999.

Dividend policy. The Company does not pay a cash dividend on its Common Stock and does not anticipate doing so in the foreseeable future. Cash will be reinvested into core businesses.

Research and development. Research and development investments were $8.3 million in 2000, $7.6 million in 1999, and $8.7 million in 1998.

Recently issued accounting standards. See Note 1 in the "Notes to Consolidated Financial Statements."

-------------------------------------------------------------------------------
Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Lydall is exposed to market risk related to changes in foreign currency exchange rates and interest rates.

Foreign Currency Risk

Lydall has sales and manufacturing activities in foreign countries. As a result, financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets in which the Company distributes its products. The Company's primary currency exposure is with the Euro, and to a lesser degree, with the Japanese Yen.

Lydall's foreign and domestic operations limit foreign currency exchange transaction risk by completing transactions in their local currencies whenever possible. In addition, Lydall periodically enters into foreign currency forward exchange contracts to mitigate exposure to foreign currency volatility. At December 31, 2000 and 1999, the Company had no foreign currency forward exchange contracts outstanding. Lydall utilizes bank loans and other debt instruments throughout its operations. To mitigate foreign currency risk, such debt is denominated primarily in the local currency of the respective operation.

Interest Rate Risk

The Company's interest rate exposure is most sensitive to fluctuations in United States and European interest rates, which primarily impact interest paid on debt. At December 31, 2000, the Company had $13.7 million outstanding on various lines of credit with variable interest rates. The weighted average interest rate paid on this debt was 6.5 percent in 2000 and 5.4 in 1999. The Company also had $13.9 million outstanding on a five-year term loan with a variable interest rate. In July 1999, Lydall entered into an interest rate swap agreement to convert the base rate component of the interest rate on the term loan to a fixed rate of 3.45 percent to take advantage of favorable long-term borrowing rates in Europe. Including the effect of the swap, the weighted average interest rate on the long-term debt was 4.3 percent for the year ended December 31, 2000 compared to 4.7 percent for 1999.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is contained under Item 14 Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements with the Company's independent accountants on accounting and financial disclosure matters.

-------------------------------------------------------------------------------
                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the directors of Lydall and disclosure of late filings required by Section 16 of the Exchange Act are incorporated by reference to the definitive Proxy Statement of Lydall filed with the Securities and Exchange Commission (the "Commission") relating to its Annual Meeting of Stockholders to be held on May 9, 2001. Information regarding the executive officers and other significant employees of the Company is contained on page 5 of this report.

Item 11. EXECUTIVE COMPENSATION

Information regarding the compensation of Lydall's directors and executive officers is incorporated by reference to the definitive Proxy Statement of Lydall filed with the Commission relating to its Annual Meeting of Stockholders to be held on May 9, 2001, including the Compensation and Stock Option Committee Report to Stockholders, found on pages 15 through 19, and the comparative performance graph located on page 20, therein.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding beneficial ownership of the Common Stock by certain beneficial owners and by certain senior management of the Company is incorporated by reference to the definitive Proxy Statement of Lydall filed with the Commission relating to its Annual Meeting of Stockholders to be held on May 9, 2001.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions with management is incorporated by reference to the definitive Proxy Statement of Lydall filed with the Commission relating to its Annual Meeting of Stockholders to be held on May 9, 2001.

-------------------------------------------------------------------------------
                                    PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

------------------------------------------------------------------------------
                                                                          Page
------------------------------------------------------------------------------
a)1, Financial Statements:
 Statement of Management Responsibility                                   F-1
 Report of Independent Accountants                                        F-2
 Consolidated Statements of Income (Loss) and Comprehensive Income (Loss)
  for the years ended December 31, 2000, 1999, and 1998                   F-3
 Consolidated Balance Sheets at December 31, 2000 and 1999                F-4
 Consolidated Statements of Changes in Stockholders' Equity for the years
  ended December 31, 2000, 1999, and 1998                                 F-6
 Consolidated Statements of Cash Flows for the years ended December 31,
  2000, 1999, and 1998                                                    F-7
 Notes to Consolidated Financial Statements                               F-8
a)2, Financial Statement Schedules:
 Schedule II-Valuation and Qualifying Accounts for the years ended
  December 31, 2000, 1999, and 1998                                       S-1

All other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or are presented in the "Notes to Consolidated Financial Statements," and therefore have been omitted.

--------------------------------------------------------------------------------

 a)3, Exhibits Included Herein or Incorporated by Reference:

  3.1   Certificate of Incorporation of the Registrant filed herewith.

  3.2   Bylaws of the Registrant (filed as Exhibit 3(ii) to the Registrant's
        Quarterly Report on Form 10-Q dated November 12, 1999, and incorporated herein by this reference).

  4.1 Certain long-term debt instruments, each representing indebtedness in an amount equal to less than 10 percent of the Registrant's total consolidated assets, have not been filed as exhibits to this Annual
        Report on Form10-K. The Registrant will file these instruments with the Commission upon request.

 10.1*  Amended and restated, Lydall, Inc. 1982 Stock Incentive Compensation
        Plan, amended through May 14, 1991 (filed as Exhibit 10.6 to the
        Registrant's Annual Report on Form 10-K dated March 26, 1992 and incorporated herein by this reference).

 10.2*  Agreement and General Release with Leonard R. Jaskol dated December 2,
        1998 (filed as exhibit 10.1 to the Registrant's Quarterly Report on
        Form 10-Q dated May 17, 1999, and incorporated herein by this reference).

 10.3*  Agreement with Raymond J. Lanzi dated March 10, 1995 (filed as Exhibit
        10.5 to the Registrant's Quarterly report on Form 10-Q dated May 9,
        1995, and incorporated herein by this reference).

 10.4* Employment Agreement with Carole F. Butenas dated March 1, 2000 (filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K dated
        March 30, 2000, and incorporated herein by this reference).

 10.5*  Employment Agreement with Mona G. Estey dated March 1, 2000 (filed as
        Exhibit 10.9 to the Registrant's Annual Report on Form 10-K dated March
        30, 2000, and incorporated herein by this reference).

 10.6* Employment Agreement with Mary A. Tremblay dated March 1, 2000 (filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K dated
        March 30, 2000, and incorporated herein by this reference).

 10.7*  Lydall, Inc. Board of Directors Deferred Compensation Plan effective
        January 1, 1991 (filed as Exhibit 10.17 to the Registrant's Annual
        Report on Form 10-K dated March 26, 1991, and incorporated herein by this reference).

 10.8*  Lydall, Inc. Supplemental Executive Retirement Plan effective January
        1, 1994 (filed as Exhibit 10.20 to the Registrant's Annual Report on
        Form 10-K dated March 27, 1996, and incorporated herein by this reference).

 10.9*  Amended and restated, 1992 Stock Incentive Compensation Plan, dated May
        14, 1992, amended through March 10, 1999, filed herewith.

 10.10* Employment Agreement with James P. Carolan dated March 1, 2000, filed herewith.

 10.11* Employment Agreement with Christopher R. Skomorowski dated March 1,
        2000 (filed as Exhibit 10.15 to the Registrant's Annual Report on Form
        10-K dated March 30, 2000, and incorporated herein by this reference).

 10.12* Employment Agreement with Walter A. Ruschmeyer dated March 16, 2000
        (filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K dated March 30, 2000, and incorporated herein by this reference).

 10.13* Employment Agreement with Kevin G. Lynch dated March 1, 2000 (filed as
        Exhibit 10.17 to the Registrant's Annual Report on Form 10-K dated
        March 30, 2000, and incorporated herein by this reference).


--------------------------------------------------------------------------------

 10.14* Employment Agreement with Raymond S. Grupinski dated March 1, 2000
        (filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K dated March 30, 2000, and incorporated herein by this reference).

 10.15* Employment Agreement with Bill W. Franks, Jr. dated March 1, 2000
        (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K dated March 30, 2000, and incorporated herein by this reference).

 10.16* Employment Agreement with Lisa Krallis-Nixon dated March 1, 2000 (filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K dated
        March 30, 2000, and incorporated herein by this reference).

 10.17* Agreement with Thomas P. Smith dated May 1, 2000, filed herewith.

 10.18* Agreement with Richard H. Kopp dated April 1, 2000, filed herewith.

 10.19  Asset Purchase Agreement between CharterMed, Inc. and Charter Medical
        Ltd. (filed as Exhibit 10.20 to the Registrant's Annual Report on Form
        10-K dated March 16, 1998, and incorporated herein by this reference).

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

 10.22 Credit Agreement dated July 14, 1999 between Lydall, Inc. and certain subsidiaries and Chase Manhattan Bank, as Administrative Agent, and
        Fleet National Bank, as Documentation Agent (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated August 11, 1999, and incorporated herein by this reference).

 10.23  Agreement and General Release with John E. Hanley dated February 2,
        2000 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on
        Form 10-Q dated May 12, 2000, and incorporated herein by this reference).

 10.24 Amendment dated August 10, 2000 to Credit Agreement dated July 14, 1999 between Lydall, Inc. and certain subsidiaries and Chase Manhattan Bank, as Administrative Agent, and Fleet National Bank, as Documentation
        Agent (filed as Exhibit 10.1 to the Registrant's Quarterly Report on
        Form 10-Q dated August 14, 2000, and incorporated herein by this reference).

 10.25  Spin-off and Transfer Agreement (English translation) between Lydall
        Gerhardi GmbH and Co. KG and Gerhardi Kunststofftechnik GmbH dated
        September 29, 2000, effective September 30, 2000 (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed October 16, 2000, and incorporated herein by this reference).

 10.26  Purchase and Transfer Agreement (English translation) between Lydall
        Gerhardi GmbH and Co. KG and the management buyout group as set forth in the agreement, dated September 29, 2000, effective September 30, 2000 (filed as Exhibit 2.2 to the Registrant's Current Report on Form
        8-K filed October 16, 2000, and incorporated herein by this reference).

 10.27  Asset Purchase and Sale Agreement between Lydall Eastern, Inc. and
        Ludlow Building Products, Inc., dated February 5, 2001, filed herewith.

 10.28* Amendment dated August 1, 2000 to the Employment Agreement with Mona G.
        Estey dated March 1, 2000, filed herewith.


--------------------------------------------------------------------------------

 10.29* Amendment dated August 1, 2000 to the Employment Agreement with Mary A.
        Tremblay dated March 1, 2000, filed herewith.

 10.30* Amendment dated August 1, 2000 to the Employment Agreement with
        Christopher R. Skomorowski dated March 1, 2000, filed herewith.

 10.31* Amendment dated August 1, 2000 to the Employment Agreement with Walter
        A. Ruschmeyer dated March 16, 2000, filed herewith.

 10.32* Amendment dated August 1, 2000 to the Employment Agreement with James
        P. Carolan dated March 1, 2000, filed herewith.

 10.33* Amendment dated August 1, 2000 to the Employment Agreement with Kevin
        G. Lynch dated March 1, 2000, filed herewith.

 10.34* Amendment dated August 1, 2000 to the Employment Agreement with Raymond
        S. Grupinski dated March 1, 2000, filed herewith.

 10.35* Amendment dated August 1, 2000, to the Employment Agreement with Bill
        W. Franks, Jr. dated March 1, 2000, filed herewith.

 10.36* Amendment dated August 1, 2000 to the Employment Agreement with Lisa
        Krallia-Nixon dated March 1, 2000, filed herewith.

 21.1   List of subsidiaries of the Registrant, filed herewith.

 23.1   Consent of PricewaterhouseCoopers LLP, filed herewith.

 24.1   Power of Attorney, dated February 27, 2001, authorizing Christopher R.
        Skomorowski and/or Walter A. Ruschmeyer to sign this report on behalf of each member of the Board of Directors indicated therein, filed herewith.
 99.1   Press release dated October 2, 2000 titled "Lydall Completes Sale of
        Chrome-Plating and Injection-Molding Operations in Germany" (filed as
        Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed
        October 16, 2000, and incorporated herein by this reference).

   *    Management contract or compensatory plan.

  b)    Reports on Form 8-K:

        On October 16, 2000, a report on Form 8-K (File No. 1-7665) was filed to disclose a disposition of assets under Item 2, Acquisition or Disposition of Assets, pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934. This report contained a Pro Forma
        Consolidated Condensed Balance Sheet as of June 30, 2000, a Pro Forma
        Consolidated Condensed Statement of Net Income for the year ended
        December 31, 1999, and a Pro Forma Consolidated Condensed Statement of
        Net Income for the six months ended June 30, 2000.

-------------------------------------------------------------------------------
                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lydall, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Lydall, Inc.

Date March 21, 2001                       By:    /s/ Thomas P. Smith
                                             ----------------------------------
                                                     Thomas P. Smith
                                                Vice President-Controller
                                            (On behalf of the Registrant and
                                             asPrincipal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lydall, Inc. in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

/s/ Christopher R. Skomorowski         President, and Chief         March 21, 2001
______________________________________  Executive Officer
Christopher R. Skomorowski

/s/ Walter A. Ruschmeyer               Executive Vice President-
______________________________________  Finance and                 March 21, 2001
Walter A. Ruschmeyer                    Administration, and Chief
                                        Financial Officer

/s/ Walter A. Ruschmeyer
______________________________________                              March 21, 2001
Walter A. Ruschmeyer

Attorney-in-fact for:

   Christopher R. Skomorowski  Director

   Lee A. Asseo                Director

   Samuel P. Cooley            Director (constituting in excess of a majority

   W. Leslie Duffy             Director of the full Board of Directors)

   David Freeman               Director

   Suzanne Hammett             Director

   Robert E.                   Director
    McGill, III

   Elliott F.                  Director
    Whitely

   Roger M. Widmann            Director

   Albert E. Wolf              Director

-------------------------------------------------------------------------------
Statement of Management Responsibility

The consolidated financial statements of Lydall, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America. The integrity and objectivity of these statements, including the effect of certain estimates and judgements, is the responsibility of management.

Lydall's management has established and maintains an internal control structure that is designed to provide reasonable assurance that Company assets are safeguarded, transactions are executed in accordance with management's authorization, and that the Company's financial records may be relied upon for the purpose of preparing financial statements. That system is continuously monitored and assessed by direct management review and by the Company's internal auditor. Management has concluded that the internal control structure was effective throughout the year ended December 31, 2000.

Each year, Lydall's Board of Directors appoints independent accountants who audit the Company's financial statements in accordance with auditing standards generally accepted in the United States of America. Their audit includes a review of the Company's internal control structure with respect to financial reporting.

The Audit Review Committee of the Board of Directors, which consists of directors who are neither officers nor employees of the Company, meets regularly with management, the independent accountants and the internal auditor to review financial reporting, internal accounting control and auditing matters. The Committee has direct and private access to both internal and external auditors.


Christopher R. Skomorowski
                                          Walter A. Ruschmeyer
President, and Chief Executive Officer    Executive Vice President--Finance
                                          and
                                          Administration, and Chief Financial
                                          Officer

-------------------------------------------------------------------------------
Report of Independent Accountants

To the Board of Directors and
Stockholders of Lydall, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 17 present fairly, in all material respects, the financial position of Lydall, Inc. and its subsidiaries at December 31, 2000 and 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 17 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Hartford, Connecticut

February 15, 2001

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)

---------------------------------------------------------------------------------
In thousands except per-share data  For the years
ended December 31,                                      2000      1999      1998
---------------------------------------------------------------------------------
Net sales                                           $261,118  $274,984  $183,236
Cost of sales                                        192,472   206,600   125,424
 ..............................................................................
Gross margin                                          68,646    68,384    57,812
Selling, product development, and administrative
 expenses                                             49,663    50,643    44,600
Impairment loss                                          --        --      1,948
 ..............................................................................
Operating income                                      18,983    17,741    11,264
Other expense:
  Investment (income) loss                              (185)      (46)      287
  Interest expense                                     1,223     2,612       820
  Loss on sale of operations                          23,579       --        --
  Foreign currency transaction loss (gain)               331      (961)      (87)
  Other                                                   16      (128)     (132)
 ..............................................................................
                                                      24,964     1,477       888
 ..............................................................................
(Loss) income from continuing operations before
 income taxes                                         (5,981)   16,264    10,376
Income tax (benefit) expense                          (2,365)    5,175     3,143
 ..............................................................................
(Loss) income from continuing operations              (3,616)   11,089     7,233
 ..............................................................................
Discontinued operations:
  Income (loss) from operations of the Paperboard
   and Wovens Segments, net of tax expense
   (benefit) of $660, $880, and ($1,961),
   respectively                                        1,124     1,516    (3,031)
  Gain (loss) on disposal of the Wovens Segment,
   including
   provision for operating losses during the phase-
   out period, net of tax expense (benefit) of $44
   and ($1,133), respectively                             71    (1,830)      --
 ..............................................................................
Income (loss) from discontinued operations             1,195      (314)   (3,031)
 ..............................................................................
Net (loss) income                                   ($ 2,421) $ 10,775  $  4,202
---------------------------------------------------------------------------------
Basic (loss) earnings per common share
  Continuing operations                             ($   .23) $    .70  $    .46
  Discontinued operations                                .08      (.02)     (.19)
  Net (loss) income                                 ($   .15) $    .68  $    .27
  Weighted average common stock outstanding           15,778    15,715    15,847
---------------------------------------------------------------------------------
Diluted (loss) earnings per common share
  Continuing operations                             ($   .23) $    .70  $    .45
  Discontinued operations                                .08      (.02)     (.19)
  Net (loss) income                                 ($   .15) $    .68  $    .26
  Weighted average common stock and equivalents
   outstanding                                        15,778    15,784    16,163
---------------------------------------------------------------------------------
Net (loss) income                                   ($ 2,421) $ 10,775  $  4,202
Other comprehensive (loss) income:
  Foreign currency translation adjustments, net of    (1,933)   (5,295)      637
   $1,029, $2,563, and ($180), in tax effect,
   respectively
  Unrealized loss on securities:
   Unrealized holding losses arising during period,      --        --       (366)
    net of $103 in tax effect
   Less: reclassification adjustment for losses          --        --       (344)
    included in net income
 ..............................................................................
  Unrealized loss on securities, net of $6 in tax
   effect                                                --        --        (22)
  Minimum pension liability adjustment, net of
   $167, ($422), and $281 in tax effect,
   respectively                                         (285)      784      (522)
 ..............................................................................
Other comprehensive (loss) income, net of tax         (2,218)   (4,511)       93
 ..............................................................................
Comprehensive (loss) income                         ($ 4,639) $  6,264  $  4,295
---------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED BALANCE SHEETS

------------------------------------------------------------------------------
In thousands except share data     December 31,                2000      1999
------------------------------------------------------------------------------
Assets
Current assets:
Cash and cash equivalents                                  $  2,220  $  1,154
Accounts receivable (less allowance for doubtful
 receivables of $644 in 2000 and $1,511 in 1999)             39,993    45,517
Inventories:
  Finished goods                                              9,933     8,529
  Work in process                                             5,820     5,044
  Raw materials and supplies                                  6,272     8,576
  LIFO reserve                                                 (555)   (1,619)
 ...........................................................................
Total inventories                                            21,470    20,530
Taxes receivable                                              2,705     4,022
Prepaid expenses                                              1,632     1,895
Net investment in discontinued operations (Note 5)           14,285     2,125
Assets held for sale (Note 6)                                 6,200    35,183
Deferred tax assets                                           7,290     4,807
 ...........................................................................
Total current assets                                         95,795   115,233
 ...........................................................................

Property, plant, and equipment, at cost:
Land                                                          1,295     1,410
Buildings and improvements                                   23,247    24,779
Machinery and equipment                                      74,041    91,761
Office equipment                                             20,370    22,471
Vehicles                                                        537       943
Assets in progress                                            7,221     5,464
 ...........................................................................
                                                            126,711   146,828
Less accumulated depreciation                               (52,291)  (66,272)
 ...........................................................................
                                                             74,420    80,556
Other noncurrent assets:
Goodwill, at cost (net of accumulated amortization of
 $5,830
 in 2000 and $4,652 in 1999)                                 18,069    19,444
Other assets, at cost (net of accumulated amortization of
 $6,237 in 2000 and $6,038 in 1999)                           6,680     5,003
 ...........................................................................
                                                             24,749    24,447
 ...........................................................................
Total assets                                               $194,964  $220,236
------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------

------------------------------------------------------------------------------
In thousands except share data   December 31,                  2000      1999
------------------------------------------------------------------------------
Liabilities and stockholders' equity
Current liabilities:
Cash overdraft                                             $  2,502  $  2,564
Current portion of long-term debt                             7,101     6,849
Accounts payable                                             16,652    18,438
Accrued taxes                                                   844       920
Accrued payroll and other compensation                        7,244     4,021
Liabilities related to assets held for sale (Note 6)            421     6,945
Other accrued liabilities                                     6,481    10,866
 ...........................................................................
Total current liabilities                                    41,245    50,603
 ...........................................................................

Long-term debt                                               24,927    38,334
Deferred tax liabilities                                     11,183    11,306
Other long-term liabilities                                   5,856     4,757
Commitments and contingencies (Notes 4 and 14)

Stockholders' equity:
Preferred stock                                                 --        --
Common stock, par value $.10 per share, authorized
 30,000,000 shares, issued 21,962,275 shares in 2000 and
 21,797,164 shares in 1999                                    2,196     2,180
Capital in excess of par value                               40,335    39,195
Retained earnings                                           137,664   140,085
Accumulated other comprehensive loss                         (6,800)   (4,582)
 ...........................................................................
                                                            173,395   176,878
Less cost of 6,097,388 shares of common stock in treasury
 in 2000 and 1999                                           (61,642)  (61,642)
 ...........................................................................
Total stockholders' equity                                  111,753   115,236
 ...........................................................................
Total liabilities and stockholders' equity                 $194,964  $220,236
------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

--------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

------------------------------------------------------------------------------------------------------
                                                                  Accumulated
                                           Capital in                   Other  Cost of          Total
                          Preferred Common  Excess of Retained  Comprehensive Stock in  Stockholders'
In thousands                  Stock  Stock  Par Value Earnings  (Loss) Income Treasury         Equity
------------------------------------------------------------------------------------------------------
Balance at January 1,
 1998                       $ --    $2,143  $36,510   $125,108       ($164)   ($50,567)      $113,030
Stock options exercised                 27    1,439                                             1,466
Stock issued to
 Directors                               1      103                                               104
Tax benefit from stock-
 based compensation                             645                                               645
Purchase of treasury
 shares                                                                        (10,315)       (10,315)
Net income                                               4,202                                  4,202
Other comprehensive
 income                                                                 93                         93
 ..................................................................................................
Balance at December 31,
 1998                         --     2,171   38,697    129,310         (71)    (60,882)       109,225
Stock options exercised                  7      377                                               384
Stock issued to
 Directors                               2      119                                               121
Tax benefit from stock-
 based compensation                               2                                                 2
Purchase of treasury
 shares                                                                           (760)          (760)
Net income                                              10,775                                 10,775
Other comprehensive loss                                            (4,511)                    (4,511)
 ..................................................................................................
Balance at December 31,
 1999                         --     2,180   39,195    140,085      (4,582)    (61,642)       115,236
Stock options exercised                 15      815                                               830
Stock issued to
 Directors                               1      155                                               156
Tax benefit from stock-
 based compensation                             170                                               170
Net loss                                                (2,421)                                (2,421)
Other comprehensive loss                                            (2,218)                    (2,218)
 ..................................................................................................
Balance at December 31,
 2000                       $ --    $2,196  $40,335   $137,664     ($6,800)   ($61,642)      $111,753
------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

-------------------------------------------------------------------------------
CONSOLIDATED STATEMENTS OF CASH FLOWS

-------------------------------------------------------------------------------
In thousands
For the years ended December 31,                     2000       1999      1998
-------------------------------------------------------------------------------
Cash flows from operating activities:
Net (loss) income                               ($  2,421) $  10,775  $  4,202
 ............................................................................
Adjustments to reconcile net (loss) income to
 net cash provided by operating activities:
 Depreciation                                       9,925     11,946     8,844
 Amortization                                       1,554      1,775     2,052
 (Gain) loss on disposal of Wovens Segment            (71)     1,830        --
 Loss on sale of operations, net                   23,579         --        --
 Impairment loss                                       --         --     8,467
 Gain on sale of investments                         (136)        --        --
 Gain on receipt of common stock from
  demutualization of insurance companies             (393)        --        --
 Loss on disposition of property, plant and
  equipment, net                                      294        303       403
 Foreign currency transaction loss (gain)             331       (961)      (87)
 Stock-based compensation                             156        121       104
 Changes in operating assets and liabilities,
  excluding effects from acquisitions:
 Accounts receivable                               (6,306)       100     2,132
 Taxes receivable                                   2,820     (1,764)      421
 Inventories                                       (3,740)    (1,527)      333
 Prepaid expenses and other assets                 (1,654)    (1,292)        5
 Accounts payable                                   1,819     (2,798)     (895)
 Accrued taxes                                       (321)      (348)      343
 Accrued payroll and other accrued liabilities     (5,193)      (469)   (2,294)
 Deferred income taxes                             (3,232)     3,954    (5,600)
 Other long-term liabilities                          246       (904)    2,651
 ............................................................................
Total adjustments                                  19,678      9,966    16,879
 ............................................................................
Net cash provided by operating activities          17,257     20,741    21,081
 ............................................................................
Cash flows from investing activities:
 Acquisitions                                          --       (281)  (46,447)
 Additions of property, plant and equipment       (19,767)   (16,773)  (17,657)
 Proceeds from sale of the Wovens Segment           1,819         --        --
 Proceeds from the sale of operations              12,037         --        --
 Proceeds from the sale of property, plant and
  equipment                                            --         --       276
 Sale of investments, net                             529         --     3,851
 ............................................................................
Net cash used for investing activities             (5,382)   (17,054)  (59,977)
 ............................................................................
Cash flows from financing activities:
 Cash overdraft                                       (62)     2,564        --
 Long-term debt payments                         (164,410)   (75,444)   (3,484)
 Long-term debt proceeds                          153,077    108,840        --
 Proceeds from short-term borrowings                   --     92,902   110,820
 Payments of short-term borrowings                     --   (133,087)  (66,245)
 Proceeds from stock option exercises                 830        384     1,466
 Acquisition of common stock                           --       (760)  (10,315)
 ............................................................................
Net cash (used for) provided by financing
 activities                                       (10,565)    (4,601)   32,242
 ............................................................................
Effect of exchange rate changes on cash              (244)      (186)       17
 ............................................................................
Increase (decrease) in cash and cash
 equivalents                                        1,066     (1,100)   (6,637)
Cash and cash equivalents at beginning of year      1,154      2,254     8,891
 ............................................................................
Cash and cash equivalents at end of year        $   2,220  $   1,154  $  2,254
-------------------------------------------------------------------------------
Supplemental Schedule of Cash Flow Information
-------------------------------------------------------------------------------
Cash paid during the year for:
 Interest                                       $   1,606  $   2,689  $    734
 Income taxes                                       1,042      5,016     6,231
Noncash transactions:
 Amounts payable for acquired operations               --         --       240
 Additional minimum pension liability                 452      1,206       999
 Unrealized losses on available-for-sale
  securities                                           --         --       (22)
 Liabilities assumed with acquisitions                 --         --    26,496

Net cash provided by operating activities includes changes in certain assets and liabilities which have been reclassified as "Net Investment in Discontinued Operations," "Assets Held for Sale," and "Liabilities Related to Assets Held for Sale" in the Consolidated Balance Sheets.

-------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

-------------------------------------------------------------------------------
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Principles of consolidation. The consolidated financial statements include the accounts of Lydall, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement dates, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Cash and cash equivalents. Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less at the date of purchase.

Concentration of risk. Financial instruments which potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and trade receivables. The Company places its cash, cash equivalents, and short-term investments in high-quality financial institutions and instruments. Concentrations of credit risk with respect to trade receivables are limited by the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. Sales to the automotive market were 51 percent of the Company's 2000 net sales compared with 53 percent in 1999 and 32 percent in 1998. Sales to Ford Motor Co. represented 13 percent, 13 percent, and 19 percent of Lydall's net sales in 2000, 1999, and 1998, respectively. No other single customer accounted for more than 10 percent of net sales in 2000, 1999, or 1998. As of December 31, 2000, the Company had no other significant concentrations of risk.

Inventories. Approximately 44 percent in 2000 and 37 percent in 1999 of inventories were valued on a last-in, first-out (LIFO) method, and the balance, on a first-in, first-out (FIFO) method at the lower of cost or market.

Property, plant, and equipment and depreciation. Property, plant, and equipment are depreciated over their estimated useful lives using the straight-line method for financial statement purposes. Leasehold improvements are depreciated on a straight-line basis over the term of the lease or the life of the asset, whichever is shorter.

Useful lives by asset category are as follows:

---------------------------------------
Category                    Useful Life
---------------------------------------
Buildings and improvements  10-35 years
Machinery and equipment      5-25 years
Office equipment              2-8 years
Vehicles                      3-6 years
---------------------------------------

For the year ended December 31, 2000, the Company capitalized $.4 million in interest expense. The Company capitalized $.1 million of interest expense in both 1999 and 1998.

-------------------------------------------------------------------------------

Pre-production design and development costs. The Company recognizes expenses related to pre-production design and development costs as incurred, unless reimbursement of such costs is contractually guaranteed by the customer, in which case, revenue and expense are recognized upon customer acceptance. At December 31, 2000, $2.2 million in tooling costs were categorized as work-in-process inventory. The Company also capitalizes costs to produce customer owned tooling related to long-term supply arrangements. At December 31, 2000, $.4 million was capitalized as other long-term assets, and is being amortized over periods not exceeding three years.

Intangibles. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. Goodwill and other intangibles are being amortized on a straight-line basis over periods not exceeding 25 years.

Valuation of long-lived assets. The Company periodically evaluates the recoverability of long-lived assets. Should such evaluations indicate that related future undiscounted cash flows are not sufficient to recover the carrying value of the asset, the asset is adjusted to fair value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved. Based on such evaluations, certain machinery and goodwill were adjusted to fair value in 1998.

Revenue recognition. Lydall recognizes revenue when the earnings process is complete and the risks and rewards of ownership have transferred to the customer.

Research and development. Costs are charged to expense as incurred.

Earnings per share. Basic earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock options and stock awards if such effect is dilutive.

Income taxes. The provision for income taxes is based upon income reported in the accompanying financial statements. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes. In accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes," these deferred taxes are measured by applying currently enacted tax laws.

Translation of foreign currencies. Assets and liabilities of foreign subsidiaries are translated at exchange rates prevailing on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period except for individually significant transactions, which are translated at the prevailing rate on the date of the transaction. Elements of stockholders' equity are translated at historical rates. Any resulting gains or losses are reported in Other Comprehensive Income.

Reclassification of financial information. Certain prior year components of the financial statements have been reclassified to be consistent with current year presentation.

Recently issued accounting standards. In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," (FAS 133). FAS 133, as amended, became effective January 1, 2001 for the Company and requires that all derivative instruments be recorded on the balance sheet at their fair value. The adoption of this standard and related transition adjustments will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

-------------------------------------------------------------------------------

2. Financial Instruments

The Company held no investment instruments at December 31, 2000 or 1999. Gains of $136 thousand from the sale of securities were realized in 2000. No gains or losses were realized in 1999. Gains and losses of $1.1 million and $1.5 million, respectively, were realized on sales of securities in 1998. For the purpose of computing realized gains and losses, cost is determined on a specific identification basis.

The Company utilizes letters of credit in the ordinary course of business and to satisfy self-insurance security deposit requirements. Outstanding letters of credit were $2.7 million and $1.3 million as of December 31, 2000 and 1999, respectively. The Company does not expect any material losses to result from these off-balance-sheet instruments as performance is not expected to be required.

The carrying amount of debt outstanding at December 31, 2000 and 1999 approximates fair value.

3. Long-term Debt and Credit Arrangements

On July 14, 1999, Lydall, Inc. and certain subsidiaries entered into a credit facility with a group of five banking institutions. At December 31, 2000, the facility is comprised of a $50 million domestic revolving credit facility, renewed every three years, of which $10.1 million was outstanding, and a Euro-denominated term loan, with an outstanding balance of $13.9 million, which is an obligation of one of Lydall's German subsidiaries. The interest rate on the revolving credit facility is based on various money-market rates selected by the Company at the time of borrowing. The Euro-denominated term loan bears interest equal to Euro LIBOR plus a percentage based on negotiated ratios. The bank credit agreement carries an annual facility fee on the total revolving credit and a commitment fee on the unused amount of the facility.

The facility, as amended, requires the Company to maintain certain financial ratios and other financial conditions. The facility also prohibits the Company from incurring certain additional indebtedness, restricts asset sales and capital expenditures, and limits certain investments and dividends to the extent such activities would reduce financial ratios below agreed upon levels. At June 30, 2000, a financial covenant of the Company's main credit facility dated July 14, 1999, was not met as a result of the capital expenditures required to support the significant amount of new automotive business which began to phase in during the latter half of 2000. A waiver of such non-compliance was obtained. In addition, effective August 10, 2000, the Company and its lenders amended certain covenants and conditions of the credit facility. The amendment provides increased flexibility to the Company with regard to strategic and operational financing needs. As of December 31, 2000, the Company was in compliance with all loan covenants and conditions.

Certain foreign subsidiaries of the Company maintain additional lines of credit totaling $11.1 million of which $8.0 million was outstanding as of December 31, 2000. These credit facilities incur interest at rates ranging from 3.6 percent to 5.9 percent.

Total long-term debt maturing in 2001, 2002, 2003, and 2004 is $7.1 million, $18.4 million, $4.3 million, $2.2 million, respectively.

In July of 1999, the Company entered into an interest rate swap agreement to convert the base rate component of the interest rate on the Euro-denominated term loan to a fixed rate of 3.45 percent.

-------------------------------------------------------------------------------

In thousands   December
31                          2000     1999
------------------------------------------
Credit Agreement
 revolving credit
 facility,
 effective rate 7.48%
 due 2002                $10,130  $18,025
Credit Agreement term
 loan,
 effective rate 4.3%
 due quarterly,
 collateralized
 by German subsidiary
 stock                    13,947   17,697
Deutsche Bank, line of
 credit,
 effective rate 3.6--
 5.9%, due 2006,
 collateralized by
 certain fixed assets
 in
 Meinerzhagen, Germany     7,951    8,560
IKB Deutsche
 Industriebank of
 Dusseldorf term loan,
 effective
 interest rate 4.5%,
 due semiannnually           --       901
 .......................................
                          32,028   45,183
Less portion due within
 one year                 (7,101)  (6,849)
 .......................................
                         $24,927  $38,334
------------------------------------------

4. Long-term Operating Leases

Lydall has operating leases that resulted in an expense of $2.5 million in 2000, $3.0 million in 1999, and $2.6 million in 1998. These contracts include building, office equipment, vehicle, and machinery leases, which require payment of property taxes, insurance, repairs, and other operating costs.

Future net lease commitments under noncancelable operating leases are:

-------------------------------------------------------------------------
In thousands          2001   2002   2003   2004   2005 Thereafter   Total
-------------------------------------------------------------------------
Net lease payments  $2,361 $2,171 $1,919 $1,720 $1,599   $1,255   $11,025
-------------------------------------------------------------------------

5. Acquisitions and Dispositions

Acquisitions

On December 30, 1998, a subsidiary of the Company acquired for cash all of the outstanding shares of Gerhardi & Cie GmbH & Co. KG ("Gerhardi"), a privately held German manufacturer of automotive components. Under the terms of the agreement, and in consideration for Gerhardi's outstanding shares, the Company's subsidiary paid to Gerhardi a negotiated purchase price of $30.7 million and assumed Gerhardi's existing liabilities, net of cash, of approximately $26.5 million. The purchase price is subject to a post-closing net equity adjustment as defined in the agreement. This adjustment could result in a decrease in the purchase price and will be reflected in the Company's financial statements once the amount is determined. Lydall, Inc. funded this acquisition through an interim borrowing on existing lines of credit and subsequently refinanced the majority of the borrowing with a Euro-denominated term loan. This acquisition was accounted for under the purchase method of accounting. The fair value of assets acquired exceeded the cost of acquisition and as a result, the Company reduced the appraised value of long-term assets by $8.8 million. The results of Gerhardi have been included in the Company's consolidated results since the date of acquisition.

On April 18, 1998, a subsidiary of Lydall acquired a producer of automotive thermal and acoustical components for $9.2 million. The acquisition was accounted for under the purchase method. The results of this operation have been included in the Company's consolidated results since the date of acquisition.

-------------------------------------------------------------------------------

In January of 1998, a Lydall subsidiary funded the capitalization of Charter Medical Ltd. On February 6, 1998, Charter Medical Ltd. acquired a privately held company, Charter Med Inc., for $6.6 million in cash and a note for $720 thousand. The note was paid in 1999. The acquisition was accounted for under the purchase method. The results of the operation have been included in the Company's consolidated results since the date of acquisition.

Dispositions

In February 2001, the Company's Board of Directors adopted a plan to discontinue the operations of the Paperboard Segment, consisting principally of the Southern Products and Lydall & Foulds Divisions. Accordingly, the operating results of this Segment have been segregated from continuing operations and reported as discontinued operations for all years presented. Sales from the Paperboard Segment were $42.6 million, $43.5 million, and $41.0 million for the years ended December 31, 2000, 1999, and 1998, respectively.

On February 1, 2001, the Company announced that the Lydall & Foulds Division would cease operations. Additionally, on February 5, 2001, the Company announced the sale of the Southern Products Division for $15 million in cash. The Company expects that a gain will result from the disposition of the Segment, which will be recognized in the first quarter of 2001. Paperboard Segment net assets to be disposed of, consisting primarily of accounts receivable, inventory, property, plant and equipment, certain intangibles and accounts payable, with an estimated net realizable value of $14.3 million, have been classified in the Consolidated Balance Sheet at December 31, 2000 as "Net Investment in Discontinued Operations."

Effective September 30, 2000, the Company sold substantially all of the assets and certain liabilities of its chrome-plating and injection-molding operations of Lydall Gerhardi GmbH and Co. KG to Gerhardi Kunststofftechnik GmbH. The pre-tax loss on the sale amounted to $29.7 million, or $1.22 per share after-tax. At December 31, 1999, the assets and liabilities related to these operations were $28.8 million and $6.1 million and were included as part of "Assets Held for Sale" and "Liabilities Related to Assets Held for Sale," respectively.

On January 28, 2000, the Company sold substantially all of the assets, net of certain liabilities, of the Composite Materials, Hoosick Falls Operation for approximately $12.0 million in cash, plus $660 thousand of liabilities assumed, resulting in a pre-tax gain of $6.1 million, or $.24 per diluted share after-tax. For the years ended December 31, 2000, 1999, and 1998, sales and income (loss) from operations of the Hoosick Falls Operation included in income from continuing operations were $.6 million, $10.7 million, and $10.3 million and ($10 thousand), $1.1 million, and $.5 million, respectively. At December 31, 1999, the assets and liabilities of this operation were $6.4 million and $.8 million, respectively, and were included as part of "Assets Held for Sale" and "Liabilities Related to Assets Held for Sale."

In November 1999, the Company's Board of Directors adopted a plan to discontinue the operations of the Wovens Segment. Accordingly, the operating results have been segregated from continuing operations and reported as discontinued operations. Sales from the Wovens Segment were $3.9 and $5.7 million for the years ended December 31, 1999 and 1998, respectively. In 1999, the Company recorded an estimated net loss on disposal of $1.8 million, or $.12 per share, associated with the disposition of this Segment. Wovens Segment net assets to be disposed of, consisting primarily of inventory, property, plant and equipment, and certain intangibles with an estimated net realizable value of $2.1 million, were classified in the Consolidated Balance Sheet at December 31, 1999 as "Net Investment in Discontinued Operations."

-------------------------------------------------------------------------------

On February 29, 2000, the Company sold fixed assets, leasehold improvements, inventory, and certain intangibles of the Wovens Segment for $1.8 million. The realized loss was not significantly different from the loss recognized as of December 31, 1999.

6. Assets and Related Liabilities Held for Sale

In November 2000, Lydall's Board of Directors formalized a plan to dispose of certain assets and related liabilities of the Company. As a result, assets of $6.2 million and related liabilities of $.4 million have been reclassified as "Assets Held for Sale" and "Liabilities Related to Assets Held for Sale" in the Consolidated Balance Sheet at December 31, 2000. For the years ended December 31, 2000, 1999, and 1998, sales and income (loss) from operations related to these assets were $6.5 million, $11.0 million, and $11.4 million and ($.2 million), $.8 million, and $.4 million, respectively.

7. Capital Stock

Preferred Stock. The Company has a class of Serial Preferred Stock with a par value of $1. None of the 500,000 authorized shares has been issued.

Common Stock. At the end of 2000, 1,615 Lydall stockholders of record held 15,864,887 shares of Common Stock. Approximately 4 percent of the Company's Common Stock was owned by Lydall officers and directors and their immediate families. Other Lydall employees, their families, and Lydall associates owned an additional 10 percent either directly or through participation in the Lydall, Inc., 401(k) Plan Trust.

Stockholder Rights Plan. In the second quarter of 1999, the Company's Board of Directors adopted a Stockholder Rights Plan by granting a dividend of one preferred share purchase right for each common share to stockholders of record at the close of business on June 30, 1999. Under certain conditions, each right entitles the holder to purchase one-thousandth of a Series A Junior Participating Preferred Share. The rights cannot be exercised or transferred apart from the related common shares unless a person or group acquires 10 percent or more of the Company's outstanding common shares. The rights will expire May 15, 2009 if they are not redeemed.

-------------------------------------------------------------------------------

The following table provides a reconciliation of the income (loss) amounts and shares used to determine basic and diluted earnings (loss) per share.

-------------------------------------------------------------------------------------------------------------
                            For the Year Ended 2000     For the Year Ended 1999     For the Year Ended 1998
                          --------------------------- --------------------------- ---------------------------
                                Loss                      Income                      Income
                                from                        from                        from
                          Continuing        Per-Share Continuing        Per-Share Continuing        Per-Share
                          Operations Shares    Amount Operations Shares    Amount Operations Shares    Amount
                          ---------- ------ --------- ---------- ------ --------- ---------- ------ ---------
Basic (loss) earnings
 per share                 ($3,616)  15,778   ($.23)   $11,089   15,715   $.70      $7,233   15,847   $.46
Effect of dilutive stock
 options                        --       --      --         --       69   (.00)         --      316   (.01)
 ............................................................................................................
Diluted (loss) earnings
 per share                 ($3,616)  15,778   ($.23)   $11,089   15,784   $.70      $7,233   16,163   $.45
-------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------
                            For the Year Ended 2000     For the Year Ended 1999     For the Year Ended 1998
                          --------------------------- --------------------------- ---------------------------
                                            Per-Share                   Per-Share                   Per-Share
                            Net Loss Shares    Amount Net Income Shares    Amount Net Income Shares    Amount
                          ---------- ------ --------- ---------- ------ --------- ---------- ------ ---------
Basic (loss) earnings
 per share                 ($2,421)  15,778   ($.15)   $10,775   15,715   $.68      $4,202   15,847   $.27
Effect of dilutive stock
 options                        --       --      --         --       69   (.00)         --      316   (.01)
 ............................................................................................................
Diluted (loss) earnings
 per share                 ($2,421)  15,778   ($.15)   $10,775   15,784   $.68      $4,202   16,163   $.26
-------------------------------------------------------------------------------------------------------------

Options to purchase 1,640,917 shares of Lydall Common Stock were excluded from the 2000 computation of diluted earnings per share because the effect would be antidilutive. Options to purchase 974,467 and 593,700 shares of Lydall Common Stock were excluded from the 1999 and 1998 computation of diluted earnings per share because the average exercise price was greater than the average market price of the common shares at the end of each respective year.

8. Stock Option Plans

At December 31, 2000, the Company maintained two plans under which employees and directors had options to purchase Lydall Common Stock. Under each plan -- the 1982 Stock Incentive Compensation Plan and the 1992 Stock Incentive Compensation Plan -- options are granted at fair market value on the grant date and expire ten years after the grant date. In most cases, options vest at a rate of 25 percent per year starting with the first anniversary of the award. A few incentive stock option (ISO) awards have an extended vesting period because IRS regulations, with regard to ISO awards, limit the total dollar amount that can vest in one year for an individual to $100,000. The 1982 Plan has expired; therefore, no further options can be granted under this Plan. The 1992 Plan provides for automatic acceleration of vesting in the event of a change in control of the Company. The Plan also provides for the use of shares of Lydall Common Stock in lieu of cash to exercise options if the shares are held for more than six months and if the Compensation and Stock Option Committee of the Board of Directors approves this form of exercise.

-------------------------------------------------------------------------------

The Company applies APB Opinion 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's stock option plans been determined based on the fair value at the grant dates for awards under those plans consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been reduced to the pro forma amounts indicated below:

----------------------------------------------------------------------
In thousands except per-share
data
For the years ended December 31,                  2000     1999   1998
----------------------------------------------------------------------
Net (loss) income                  As reported ($2,421) $10,775 $4,202
                                   Pro forma   ( 3,657)   9,556  3,228

Basic (loss) earnings per share    As reported ($  .15) $   .68 $  .27
                                   Pro forma   (   .23)     .61    .20

Diluted (loss) earnings per share  As reported ($  .15) $   .68 $  .26
                                   Pro forma   (   .23)     .61    .20
----------------------------------------------------------------------

The fair value of each option granted is estimated for the above disclosure on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2000, 1999, and 1998, respectively: zero dividend yield for all years; expected volatility of 47 percent, 50 percent, and 40 percent; risk-free interest rates of 5.3 percent, 6.7 percent, and 4.7 percent; and an expected eight-year life for 2000 and 1999 and a six-year life for 1998.

The following is a summary of the status of the Company's stock option plans as of December 31, 2000, 1999, and 1998, and changes during the years then ended:

---------------------------------------------------------------------------------------------
In thousands except per-share data   2000                     1999                     1998
----------------------------------  ------------------------ ------------------------ ------
                                            Weighted-Average         Weighted-Average
Fixed Options                       Shares    Exercise Price Shares    Exercise Price Shares
----------------------------------  ------  ---------------- ------  ---------------- ------
Outstanding at beginning
of year                              1,329       $13.96       1,263       $14.38       1,592
Granted                                556         8.77         243        10.88          21
Exercised                             (150)        5.62         (68)        5.64        (274)
Forfeited                              (94)       14.17        (109)       17.16         (76)
 .........................................................................................
Outstanding at end of
 year                                1,641       $12.95       1,329       $13.96       1,263
 .........................................................................................
Options exercisable at
 year-end                              921                    1,002                    1,037
Shares reserved for
 grants                                678                    1,140                    1,274
Weighted-average fair
 value per option
 granted during the year            $ 5.24                   $ 6.16                   $ 7.37
---------------------------------------------------------------------------------------------

For 1998, the weighted-average exercise price for options outstanding at the beginning and end of the year was $13.14 and $14.38, respectively. Options with weight-average exercise prices of $15.86, $5.35, and $21.28 were granted, exercised, and forfeited in 1998, respectively.

-------------------------------------------------------------------------------

The following table summarizes information about stock options outstanding at December 31, 2000:

---------------------------------------------------------------------------------------------
                                Options Outstanding                  Options Exercisable
                   --------------------------------------------- ----------------------------
                        Number Weighted-Average                       Number
     Range of      Outstanding        Remaining Weighted-Average Exercisable Weighted-Average
 Exercise Prices   at 12/31/00 Contractual Life   Exercise Price at 12/31/00   Exercise Price
 ----------------  ----------- ---------------- ---------------- ----------- ----------------
 $ 6.50 -- $10.08     795,950        7.2             $ 8.98        266,389        $ 9.26
  10.38 --  11.75     332,777        6.0              10.74        178,828         10.57
  13.13 --  19.81     300,606        5.2              17.77        264,690         17.60
  22.63 --  26.00     211,584        5.3              24.49        211,584         24.49
 ...........................................................................................
 $ 6.50 -- $26.00   1,640,917        6.3             $12.95        921,491        $15.41
---------------------------------------------------------------------------------------------

9. Employer-Sponsored Benefit Plans

As of December 31, 2000 the Company maintains three defined benefit pension plans which cover substantially all domestic Lydall employees. In connection with the sale of the Hoosick Falls Operation, the Company transferred one defined benefit plan to the purchaser. The pension plans are noncontributory, and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. The Company's funding policy is to fund not less than the ERISA minimum funding standard nor more than the maximum amount which can be deducted for federal income tax purposes.

The following items are the components of net periodic benefit cost for pension benefits:

----------------------------------------------------------------------------
In thousands   For the years ended December 31,        2000    1999    1998
----------------------------------------------------------------------------
Service cost                                         $  993  $1,412  $1,184
Interest cost                                         1,710   1,717   1,530
Expected return on assets                            (1,997) (1,814) (1,623)
Amortization of:
  Transition asset                                     (100)   (103)   (103)
  Prior service cost                                     11      19      12
  Actuarial (gain) loss                                  (5)    186      81
Special termination benefit and curtailment charges     --      --       85
 ........................................................................
Net periodic benefit cost                            $  612  $1,417  $1,166
----------------------------------------------------------------------------

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $24.0 million, $20.9 million, and $20.2 million, respectively, as of December 31, 2000 and $25.8 million, $21.4 million, and $19.5 million, respectively, as of December 31, 1998.

At December 31, 1999, there were no plans with an accumulated benefit obligation in excess of plan assets.

-------------------------------------------------------------------------------

Plan assets include investments in bonds and equity securities. The Company determines the assumed discount rate, expected long-term rate of return on plan assets, and annual compensation increase rate for each year. The following presents the assumptions and a summary of funded status for all plans:

------------------------------------------------------------------
December 31,                                       2000      1999
------------------------------------------------------------------
Weighted average assumption:
Discount rate                                      7.50%     7.75%
Expected return on plan assets                     9.25%     9.25%
Rate of compensation increase                      5.00%     5.00%
------------------------------------------------------------------

------------------------------------------------------------------
In thousands  December 31,                         2000      1999
------------------------------------------------------------------
Change in benefit obligation:
Net benefit obligation at beginning of year     $22,093   $25,827
Service cost                                        993     1,412
Interest cost                                     1,710     1,717
Plan amendments                                     (62)       30
Actuarial loss (gain)                               668    (5,842)
Divestitures                                       (373)      --
Gross benefits paid                              (1,045)   (1,051)
 ...............................................................
Net benefit obligation at end of year           $23,984   $22,093
------------------------------------------------------------------

------------------------------------------------------------------
In thousands  December 31,                         2000      1999
------------------------------------------------------------------
Change in plan assets:
Fair value of plan assets at beginning of year  $22,300   $19,456
Actual return on plan assets                       (691)    3,253
Employer contributions                              --        642
Divestitures                                       (373)      --
Gross benefits paid                              (1,045)   (1,051)
 ...............................................................
Fair value of plan assets at end of year         20,191   $22,300
 ...............................................................
Funded status at end of year                    ($3,793)  $   207
Unrecognized net actuarial loss (gain)            1,959    (1,337)
Unrecognized prior service cost                     258       384
Unrecognized net transition asset                  (216)     (322)
 ...............................................................
Net amount recognized                           ($1,792) ($ 1,068)
 ...............................................................
Amounts recognized in the consolidated balance
 sheets consist of:
Prepaid benefit cost                            $   512   $   663
Accrued benefit liability                        (2,304)   (1,731)
Additional minimum liability                       (873)      --
Intangible assets                                   421       --
Accumulated other comprehensive income              452       --
 ...............................................................
Net amount recognized                           ($1,792) ($ 1,068)
------------------------------------------------------------------

The Company also sponsors a Stock Purchase Plan and a 401(k) Plan. Contributions are determined under various formulas. Employer contributions to these plans amounted to $1.1 million in 2000, $1.7 million in 1999, and $1.9 million in 1998.

-------------------------------------------------------------------------------

10. Postemployment, Postretirement, and Deferred Compensation

Lydall provides health care and life insurance benefits to certain groups of retired and hourly employees. The amount of expense reflected in the Company's results from operations for these benefits was less than $100 thousand for each of the last three years.

The Company provides deferred compensation to a small number of former employees and has a deferred compensation plan, which was frozen as of December 31, 1996, that provides the Company's outside directors and the former Chairman with compensation upon their retirement from service with the Board. In addition, the Company provides a Supplemental Executive Retirement Plan ("SERP") that provides supplemental income payments after retirement to senior executives. The net deferred compensation expense related to these three plans was $257 thousand in 2000, $327 thousand in 1999, and $564 thousand in 1998.

11. Impairment Loss

No impairment losses were recorded in 2000 or in 1999.

In 1998, the Company recognized $8.5 million in pretax impairment losses on certain long-lived assets. The largest portion of the loss, $6.5 million, represented impaired goodwill related to the Wovens Segment, which is reported in discontinued operations. The remaining impairment losses related to fiber processing equipment at the Axohm Operation and equipment at the Green Island Operation.

12. Segment Information

Lydall's reportable segments are: Thermal/Acoustical and Filtration/Separation. All other products are aggregated in Other Products and Services. In February 2001, the Company announced the discontinuation of the Paperboard Segment. The Segment consisted primarily of the Company's Southern Products and Lydall & Foulds Divisions. On February 1, 2001, the Company announced the closure of its Lydall & Foulds Division. In addition, on February 5, 2001 the Company sold the Southern Products Division. The results of the Paperboard Segment have been excluded from continuing operations for all years presented.

During the fourth quarter of 1999, the Company announced the discontinuation of the Wovens Segment, the sale of which was completed on February 29, 2000. The Wovens Segment included specialty woven composites used in advanced structural materials sold to the aerospace, marine, and sporting goods industries. The results of the Wovens Segment have been excluded from continuing operations for all years presented.

Lydall evaluates performance and allocates resources based on sales and operating income. Sales by segment reported below include intercompany transactions. Operating income is calculated using specific cost identification for most items, with some allocation of overhead, based on sales volume. In 2000, the Company removed its corporate charge from the calculation of operating income and, as a result, reclassified the 1999 and 1998 operating income amounts to conform to the current year presentation.

Thermal/Acoustical

Lydall's thermal and acoustical barriers, heat shields, and insulating products include a range of fiber-based materials, fiber-and-metal combinations, and all-metal products that protect and insulate within temperature environments ranging from -459(degrees) F (-237(degrees) C) to +3000(degrees) F (+1649(degrees) C).

-------------------------------------------------------------------------------

Filtration/Separation

The Filtration/Separation Segment includes industrial air and liquid filtration products, vital fluids management systems sold to medical and biopharmaceutical markets, and separation and energy-related products.

Other Products and Services

The largest component of Other Products and Services is Lydall Transport, Ltd., a provider of total logistics packages as well as individual trucking and warehousing solutions. Other Products and Services also includes pencil slats made from recycled newsprint and cardboard, electrical insulation, assorted specialty products, and battery separators. Sales of a gasket manufacturer sold on January 28, 2000 are also included through the date of sale.

The table below presents sales and operating income by segment as used by the chief operating decision-maker of Lydall (the Operating Committee led by the President and CEO) for the years ended December 31, 2000, 1999, and 1998.

-----------------------------------------------------------------------------
In thousands                                   Other
for the years        Thermal/ Filtration/   Products Reconciling Consolidated
ended              Acoustical  Separation & Services       Items       Totals
-----------------------------------------------------------------------------
December 31, 2000
Sales               $158,472    $67,913    $38,799    ($ 4,066)    $261,118
Operating income    $ 16,768    $10,210    $ 3,826    ($11,821)    $ 18,983
 ............................................................................
December 31, 1999
Sales               $169,283    $58,994    $50,489    ($ 3,782)    $274,984
Operating income    $ 13,065    $ 8,466    $ 7,347    ($11,137)    $ 17,741
 ............................................................................
December 31, 1998
Sales               $ 81,831    $55,935    $47,506    ($ 2,036)    $183,236
Operating income    $ 12,230    $ 7,573    $ 3,613    ($12,152)    $ 11,264
-----------------------------------------------------------------------------

A reconciliation of total segment sales to consolidated net sales and of total segment operating income to consolidated operating income for the years ended December 31, 2000, 1999, and 1998 is as follows:

------------------------------------------------------------------------
In thousands
For the years ended December 31,               2000      1999      1998
------------------------------------------------------------------------
Sales
Total segment sales                        $265,184  $278,766  $185,272
Elimination of intersegment sales            (4,066)   (3,782)   (2,036)
 ....................................................................
Consolidated net sales                     $261,118  $274,984  $183,236
------------------------------------------------------------------------
Operating Income
Total segment operating income             $ 30,804  $ 28,878  $ 23,416
Elimination of intersegment and corporate
 expenses                                   (11,821)  (11,137)  (12,152)
 ....................................................................
Consolidated operating income              $ 18,983  $ 17,741  $ 11,264
------------------------------------------------------------------------

Asset information by reportable segment is not reported since the chief operating decision-maker does not use such information internally.

-------------------------------------------------------------------------------

Net sales and long-lived assets information by geographic area as of and for the years ended December 31, 2000, 1999, and 1998 is as follows:

-------------------------------------------------------------------
                         Net Sales            Long-Lived Assets
----------------------------------------- -------------------------
In thousands       2000     1999     1998    2000     1999     1998
-------------------------------------------------------------------
United States  $193,339 $185,879 $172,415 $79,659 $ 87,901 $ 97,537
France           11,498   13,809   10,821   7,518    8,244    8,983
Germany          56,281   75,296       --  11,992    8,858   29,509
 ..................................................................
Total          $261,118 $274,984 $183,236 $99,169 $105,003 $136,029
-------------------------------------------------------------------

Foreign sales are based on the country in which the sales originate, i.e., where the legal entity is domiciled.

Lydall has a major customer, Ford Motor Co., which accounted for sales of $34.1 million, $36.8 million, and $35.0 million in 2000, 1999, and 1998, respectively. These sales are reported in the Thermal/Acoustical Segment.

13. Income Taxes

The (benefit) provision for income taxes from continuing operations consists of the following:

--------------------------------------------------------------
In thousands
For the years ended December 31,         2000    1999    1998
--------------------------------------------------------------
Current
Federal                                $5,495  $2,163  $2,622
State                                   1,117     428     739
Foreign                                (2,769)    289    (187)
 ..........................................................
  Total current                        $3,843  $2,880  $3,174
 ..........................................................
Deferred
Federal                               $ 2,329  $2,859  $  731
State                                    (778)   (163)   (154)
Foreign                                (7,759)   (401)   (608)
 ..........................................................
  Total deferred                      ($6,208) $2,295    ($31)
 ..........................................................
(Benefit)/provision for income taxes  ($2,365) $5,175  $3,143
--------------------------------------------------------------

The following is a reconciliation of the difference between the actual provision for income taxes from continuing operations and the provision computed by applying the federal statutory tax rate on earnings.

---------------------------------------------------------------------
For the years ended December 31,                   2000   1999  1998
---------------------------------------------------------------------
Statutory federal income tax rates                (35.0%) 35.0% 35.0%
 ................................................................
State income taxes, net of federal tax deduction    8.5    2.6   5.6
Exempt FSC and foreign income                     (14.0)  (5.7) (6.8)
Tax exempt income                                   --     (.5)  (.1)
Other                                               1.0     .4  (3.4)
 ................................................................
Effective income tax rates                        (39.5%) 31.8% 30.3%
---------------------------------------------------------------------

-------------------------------------------------------------------------------

The following is a schedule of the net current deferred tax assets and long-term deferred tax liabilities by tax jurisdiction as of December 31:

-----------------------------------------------------------------------------------------
                              2000                                  1999
              ------------------------------------- -------------------------------------
                         Current          Long-term            Current          Long-term
                     DeferredTax        DeferredTax        DeferredTax        DeferredTax
In thousands  Assets/Liabilities Assets/Liabilities Assets/Liabilities Assets/Liabilities
-----------------------------------------------------------------------------------------
Federal            ($  220)          ($ 9,308)            $3,758           ($ 7,657)
State                  140               (741)               744             (1,822)
Foreign              7,370             (1,134)               305             (1,827)
 ........................................................................................
  Total             $7,290           ($11,183)            $4,807           ($11,306)
-----------------------------------------------------------------------------------------

-----------------------------------------------
In thousands                       2000    1999
-----------------------------------------------
Deferred tax assets
 Accounts receivable            $   294 $   598
 Inventories                        745   1,032
 Other accrued expenses           1,407   2,960
 Intangible assets                   --   2,574
 Retirement accounts              2,546   1,939
 Tax credits                        406      --
 Net operating losses            22,576   2,170
 Discontinued operations             --   1,133
 Other, net                         278   1,155
 ..............................................
Total deferred tax assets        28,252  13,561
Deferred tax liabilities
 Property, plant and equipment   15,365  17,538
 Assets held for sale             1,017     418
 Discontinued operations          1,111      --
 Intangible assets                  770      --
 ..............................................
Total deferred tax liabilities   18,263  17,956
 Valuation reserve               13,882   2,104
 ..............................................
Net deferred tax liabilities    $ 3,893 $ 6,499
-----------------------------------------------

The Internal Revenue Service is currently examining the Company's federal income tax return for 1997. Lydall's management believes any potential adjustments resulting from this examination will not be significant to the consolidated financial position, results of operations, or cash flows of the Company.

-------------------------------------------------------------------------------

14. Commitments and Contingencies

On or about March 10, 1986, the United States Environmental Protection Agency ("EPA") notified a former subsidiary of the Company that it and other entities may be potentially responsible in connection with the release of hazardous substances at a landfill and property located adjacent to a landfill located in Michigan City, Indiana. The preliminary indication, based on the Site Steering Committee's volumetric analysis, is that the alleged contribution to the waste volume at the site, of the plant once owned by a former subsidiary, is approximately 0.434 percent of the total volume. The portion of the 0.434 percent specifically attributable to the former subsidiary by the current operator of the plant is approximately 0.286 percent. The EPA completed its Record of Decision for the site and estimated the total cost of remediation to be between $17 million and $22 million. Based on the alleged volumetric contribution of its former subsidiary to the site, and on the EPA's estimated remediation costs, Lydall's alleged total exposure would be less than $100 thousand, which has been accrued.

There are over 800 potentially responsible parties ("PRPs") which have been identified by the Site Steering Committee. Of these, 38, not including the Company's former subsidiary, are estimated to have contributed over 80 percent of the total waste volume at the site. These PRPs include Fortune 500 companies, public utilities, and the State of Indiana. The Company believes that, in general, these parties are financially solvent and should be able to meet their obligations at the site. The Company has reviewed Dun & Bradstreet reports on several of these PRPs, and based on these financial reports, does not believe Lydall will have any material additional volume attributed to it for reparation of this site due to insolvency of other PRPs.

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

The EPA spent public funds to investigate and take action with respect to the site. The EPA likely will seek to recover the funds it spent at the site from potentially responsible parties, including Lydall Eastern. Lydall Eastern has received a "Request for Information" from the EPA dated September 25, 2000, and has responded. At this time, it is not possible to predict what future liability or costs might be incurred by Lydall Eastern in connection with the site.

In the normal course of business Lydall enters into long-term supply agreements with customers. Losses, if any, on these agreements are provided for when anticipated.

-------------------------------------------------------------------------------

15. Comprehensive Income

The following table discloses the balance by classification within accumulated other comprehensive loss.

-------------------------------------------------------------------------------
                                                          Minimum   Accumulated
                                 Foreign    Unrealized    Pension         Other
                                Currency   Gain/(Loss)  Liability Comprehensive
In thousands                  Adjustment on Securities Adjustment          Loss
-------------------------------------------------------------------------------
Beginning Balance January 1,
 2000                          ($4,582)      $ --         $ --       ($4,582)
Change Year-to-Date            ( 1,933)        --         (285)      ( 2,218)
 ..............................................................................
Ending Balance December 31,
 2000                          ($6,515)      $ --        ($285)      ($6,800)
-------------------------------------------------------------------------------
Beginning Balance January 1,
 1999                           $  713       $ --        ($784)      ($   71)
Change Year-to-Date            ( 5,295)        --          784       ( 4,511)
 ..............................................................................
Ending Balance December 31,
 1999                          ($4,582)      $ --         $ --       ($4,582)
-------------------------------------------------------------------------------
Beginning Balance January 1,
 1998                           $   76       $ 22        ($262)      ($  164)
Change Year-to-Date                637       ( 22)       ( 522)           93
 ..............................................................................
Ending Balance December 31,
 1998                           $  713       $ --        ($784)      ($   71)
-------------------------------------------------------------------------------

16. Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial information for 2000 and 1999, restated to reflect the discontinuation of the Paperboard Segment. In management's opinion, all adjustments necessary to present fairly the information for such quarters have been reflected below:

----------------------------------------------------------------------------------------------
                            1st Quarter     2nd Quarter      3rd Quarter       4th Quarter
In thousands
Except per-share data        2000    1999    2000    1999      2000     1999    2000     1999
----------------------------------------------------------------------------------------------
Net Sales                 $69,733 $71,519 $68,265 $72,782  $ 65,966  $64,843 $57,154  $65,840
Gross margin               17,598  16,733  17,588  18,393    17,312   17,449  16,149   15,809
Income (loss) from
 continuing operations      6,519   3,357   2,814   3,065 ( 15,967)    3,017   3,018    1,651
Gain (loss) from
 discontinued operations      286     725     372     540       241      232     296 (  1,811)
Net income (loss)         $ 6,805 $ 4,082 $ 3,186 $ 3,605 ($ 15,726) $ 3,249 $ 3,314 ($   160)
 ...........................................................................................
Basic EPS
 Continuing operations    $  0.42 $  0.21 $  0.18 $  0.20 ($   1.01) $  0.19 $  0.19  $  0.11
 Discontinued operations     0.01    0.05    0.02    0.03      0.02     0.01    0.02 (   0.12)
 Net income (loss)        $  0.43 $  0.26 $  0.20 $  0.23 ($   0.99) $  0.20 $  0.21 ($  0.01)
 ...........................................................................................
Diluted EPS
 Continuing operations    $  0.42 $  0.21 $  0.18 $  0.20 ($   1.01) $  0.19 $  0.19  $  0.11
 Discontinued operations     0.01    0.05    0.02    0.03      0.02     0.01    0.02 (   0.12)
 Net income (loss)        $  0.43 $  0.26 $  0.20 $  0.23 ($   0.99) $  0.20 $  0.21 ($  0.01)
----------------------------------------------------------------------------------------------

The sum of earnings per share for the four quarters in 2000 and 1999 does not equal the earnings per share as reported in the Consolidated Statements of Income (Loss) and Comprehensive Income (Loss) for the entire year due to rounding.

--------------------------------------------------------------------------------
                                  Schedule II

                         LYDALL, INC. AND SUBSIDIARIES
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998

--------------------------------------------------------------------------------------------
                                         Additions
---------------------------------- ---------------------  ----------------------------------
                                              Charged To
                                   Charged To      Other
                        Balance At  Costs and   Accounts  Deductions              Balance At
$ thousands             January 1,   Expenses   Describe    Describe            December 31,
----------------------  ---------- ---------- ----------  ----------            ------------
2000
Allowance for doubtful
 receivables              $1,511      $358       $(36)/2/  ($1,189)/1/,/6/,/7/     $  644
LIFO reserve               1,619       209         --      ( 1,273)/3/,/7/            555
Inventory obsolescence
 reserve                     641       309         --      (   657)/4/,/6/            293
--------------------------------------------------------------------------------------------
1999
Allowance for doubtful
 receivables              $1,504      $364       $553/5/   ($  910)/1/             $1,511
LIFO reserve               1,216       428         --      (    25)/3/              1,619
Inventory obsolescence
 reserve                     649       375        (22)/2/  (   361)/4/                641
--------------------------------------------------------------------------------------------
1998
Allowance for doubtful
 receivables              $1,381      $556       $ --      ($  433)/1/             $1,504
LIFO reserve               1,172       173         --      (   129)/3/              1,216
Inventory obsolescence
 reserve                     577       511         10/2/   (   449)/4/                649
--------------------------------------------------------------------------------------------

/1 /Uncollected receivables written off and adjustments to allowance.
/2 /Recorded foreign currency translation adjustments.
/3 /Adjustment of LIFO reserve for changes in inventory levels and cost.
/4 /Write-off of obsolete inventory and adjustment to reserve level.
/5 /Allowance for uncollected receivables recorded on Gerhardi's completed opening balance sheet.
/6 /Elimination of allowance for uncollectible receivables and inventory reserve due to disposition of operations.
/7 /Reduction due to the reclassification of the reserve to "Net Investment in Discontinued Operations" and "Assets Held for Sale."

                                 EXHIBIT INDEX
                                 -------------
Exhibit
  No.   Description
------- -----------
  3.1   Certificate of Incorporation of the Registrant filed herewith.

  3.2 Bylaws of the Registrant (filed as Exhibit 3(ii) to the Registrant's Quarterly Report on Form 10-Q dated November 12, 1999, and incorporated herein by this reference).

  4.1 Certain long-term debt instruments, each representing indebtedness in an amount equal to less than 10 percent of the Registrant's total consolidated assets, have not been filed as exhibits to this Annual Report on Form10-K. The Registrant will file these instruments with the Commission upon request.

 10.1* Amended and restated, Lydall, Inc. 1982 Stock Incentive Compensation Plan, amended through May 14, 1991 (filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K dated March 26, 1992 and incorporated herein by this reference).

 10.2* Agreement and General Release with Leonard R. Jaskol dated December 2, 1998 (filed as exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated May 17, 1999, and incorporated herein by this reference).

 10.3*  Agreement with Raymond J. Lanzi dated March 10, 1995 (filed as Exhibit
        10.5 to the Registrant's Quarterly report on Form 10-Q dated May 9, 1995, and incorporated herein by this reference).

 10.4* Employment Agreement with Carole F. Butenas dated March 1, 2000 (filed as Exhibit 10.8 to the Registrant's Annual Report on Form 10-K dated March 30, 2000, and incorporated herein by this reference).

 10.5*  Employment Agreement with Mona G. Estey dated March 1, 2000 (filed as
        Exhibit 10.9 to the Registrant's Annual Report on Form 10-K dated March 30, 2000, and incorporated herein by this reference).

 10.6* Employment Agreement with Mary A. Tremblay dated March 1, 2000 (filed as Exhibit 10.10 to the Registrant's Annual Report on Form 10-K dated March 30, 2000, and incorporated herein by this reference).

 10.7* Lydall, Inc. Board of Directors Deferred Compensation Plan effective January 1, 1991 (filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K dated March 26, 1991, and incorporated herein by this reference).

 10.8* Lydall, Inc. Supplemental Executive Retirement Plan effective January 1, 1994 (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K dated March 27, 1996, and incorporated herein by this reference).

 10.9* Amended and restated, 1992 Stock Incentive Compensation Plan, dated May 14, 1992, amended through March 10, 1999, filed herewith.

 10.10* Employment Agreement with James P. Carolan dated March 1, 2000, filed herewith.

 10.11* Employment Agreement with Christopher R. Skomorowski dated March 1,
        2000 (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K dated March 30, 2000, and incorporated herein by this reference).

 10.12* Employment Agreement with Walter A. Ruschmeyer dated March 16, 2000
        (filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K dated March 30, 2000, and incorporated herein by this reference).

 10.13* Employment Agreement with Kevin G. Lynch dated March 1, 2000 (filed as
        Exhibit 10.17 to the Registrant's Annual Report on Form 10-K dated March 30, 2000, and incorporated herein by this reference).

Exhibit
  No.   Description
------- -----------
 10.14* Employment Agreement with Raymond S. Grupinski dated March 1, 2000
        (filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K dated March 30, 2000, and incorporated herein by this reference).

 10.15* Employment Agreement with Bill W. Franks, Jr. dated March 1, 2000
        (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K dated March 30, 2000, and incorporated herein by this reference).

 10.16* Employment Agreement with Lisa Krallis-Nixon dated March 1, 2000 (filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K dated March 30, 2000, and incorporated herein by this reference).

 10.17* Agreement with Thomas P. Smith dated May 1, 2000, filed herewith.

 10.18* Agreement with Richard H. Kopp dated April 1, 2000, filed herewith.

 10.19 Asset Purchase Agreement between CharterMed, Inc. and Charter Medical Ltd. (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K dated March 16, 1998, and incorporated herein by this reference).

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

 10.22 Credit Agreement dated July 14, 1999 between Lydall, Inc. and certain subsidiaries and Chase Manhattan Bank, as Administrative Agent, and Fleet National Bank, as Documentation Agent (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated August 11, 1999, and incorporated herein by this reference).

 10.23 Agreement and General Release with John E. Hanley dated February 2, 2000 (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated May 12, 2000, and incorporated herein by this reference).

 10.24 Amendment dated August 10, 2000 to Credit Agreement dated July 14, 1999 between Lydall, Inc. and certain subsidiaries and Chase Manhattan Bank, as Administrative Agent, and Fleet National Bank, as Documentation Agent (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated August 14, 2000, and incorporated herein by this reference).

 10.25 Spin-off and Transfer Agreement (English translation) between Lydall Gerhardi GmbH and Co. KG and Gerhardi Kunststofftechnik GmbH dated September 29, 2000, effective September 30, 2000 (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed October 16, 2000, and incorporated herein by this reference).

 10.26 Purchase and Transfer Agreement (English translation) between Lydall Gerhardi GmbH and Co. KG and the management buyout group as set forth in the agreement, dated September 29, 2000, effective September 30, 2000 (filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed October 16, 2000, and incorporated herein by this reference).

 10.27 Asset Purchase and Sale Agreement between Lydall Eastern, Inc. and Ludlow Building Products, Inc., dated February 5, 2001, filed herewith.

 10.28* Amendment dated August 1, 2000 to the Employment Agreement with Mona G.
        Estey dated March 1, 2000, filed herewith.

Exhibit
  No.   Description
------- -----------
 10.29* Amendment dated August 1, 2000 to the Employment Agreement with Mary A.
        Tremblay dated March 1, 2000, filed herewith.

 10.30* Amendment dated August 1, 2000 to the Employment Agreement with
        Christopher R. Skomorowski dated March 1, 2000, filed herewith.

 10.31* Amendment dated August 1, 2000 to the Employment Agreement with Walter
        A. Ruschmeyer dated March 16, 2000, filed herewith.

 10.32* Amendment dated August 1, 2000 to the Employment Agreement with James
        P. Carolan dated March 1, 2000, filed herewith.

 10.33* Amendment dated August 1, 2000 to the Employment Agreement with Kevin
        G. Lynch dated March 1, 2000, filed herewith.

 10.34* Amendment dated August 1, 2000 to the Employment Agreement with Raymond
        S. Grupinski dated March 1, 2000, filed herewith.

 10.35* Amendment dated August 1, 2000, to the Employment Agreement with Bill
        W. Franks, Jr. dated March 1, 2000, filed herewith.

 10.36* Amendment dated August 1, 2000 to the Employment Agreement with Lisa
        Krallia-Nixon dated March 1, 2000, filed herewith.

 21.1   List of subsidiaries of the Registrant, filed herewith.

 23.1   Consent of PricewaterhouseCoopers LLP, filed herewith.

 24.1 Power of Attorney, dated February 27, 2001, authorizing Christopher R. Skomorowski and/or Walter A. Ruschmeyer to sign this report on behalf of each member of the Board of Directors indicated therein, filed herewith.
 99.1 Press release dated October 2, 2000 titled "Lydall Completes Sale of Chrome-Plating and Injection-Molding Operations in Germany" (filed as
        Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed October 16, 2000, and incorporated herein by this reference).

   *    Management contract or compensatory plan.