Form 10-Q
period 2001-03-31
LYDALL INC /DE/
filed 2001-05-11
CIK 60977

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   Form 10-Q

          [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2001

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

   Common stock $.10 par value per share.
   Total Shares outstanding April 27, 2001                15,865,137

================================================================================

                                  LYDALL, INC.

                                     INDEX

                                                                      Page No.
                                                                      --------
 Part I. Financial Information

     Item 1. Financial Statements

             Consolidated Condensed Balance Sheets..................       3

             Consolidated Condensed Statements of Net Income and
             Comprehensive Income...................................       4

             Consolidated Condensed Statements of Cash Flows........       5

             Notes to Consolidated Condensed Financial Statements...     6-7

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................    8-10

     Item 3. Quantitative and Qualitative Disclosures about Market
             Risk...................................................      10

 Part II. Other Information

     Item 6. Exhibits and Reports on Form 8-K.......................      11

 Signature...........................................................     12

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         LYDALL, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                         March 31,  December 31,
                                                           2001         2000
                                                        ----------- ------------
                                                        (Unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents............................  $  4,166     $  2,220
  Accounts receivable, net.............................    39,629       39,993
  Inventories:
    Finished goods.....................................     9,721        9,933
    Work in progress...................................     7,624        5,820
    Raw materials......................................     7,646        6,272
    LIFO reserve.......................................      (555)        (555)
                                                         --------     --------
  Total inventories....................................    24,436       21,470
  Taxes receivable.....................................       --         2,705
  Prepaid expenses.....................................     1,717        1,632
  Net investment in discontinued operations............     1,540       14,285
  Assets held for sale.................................     4,824        6,200
  Deferred tax assets..................................     9,046        7,290
                                                         --------     --------
    Total current assets...............................    85,358       95,795
Property, plant and equipment, at cost.................   127,954      126,711
Less: accumulated depreciation.........................   (54,435)     (52,291)
                                                         --------     --------
                                                           73,519       74,420
Other assets, at cost, less amortization...............    24,656       24,749
                                                         --------     --------
  Total assets.........................................  $183,533     $194,964
                                                         ========     ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt....................  $  6,391     $  7,101
  Accounts payable.....................................    19,222       19,154
  Accrued taxes........................................     1,422          844
  Accrued payroll and other compensation...............     3,685        7,244
  Liabilities related to assets held for sale..........       183          421
  Other accrued liabilities............................     7,640        6,481
                                                         --------     --------
    Total current liabilities..........................    38,543       41,245
Long-term debt.........................................    12,973       24,927
Deferred tax liabilities...............................    12,698       11,183
Other long-term liabilities............................     6,002        5,856
Commitments and contingencies
Stockholders' equity:
  Preferred stock......................................       --           --
  Common stock.........................................     2,196        2,196
  Capital in excess of par value.......................    40,337       40,335
  Retained earnings....................................   139,356      137,664
  Accumulated other comprehensive loss.................    (6,930)      (6,800)
                                                         --------     --------
                                                          174,959      173,395
  Less: treasury stock, at cost........................   (61,642)     (61,642)
                                                         --------     --------
    Total stockholders' equity.........................   113,317      111,753
                                                         --------     --------
  Total liabilities and stockholders' equity...........  $183,533     $194,964
                                                         ========     ========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES
    CONSOLIDATED CONDENSED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
                      (In Thousands Except Per-Share Data)

                                                               Three Months
                                                              Ended March 31,
                                                              ----------------
                                                               2001     2000
                                                              -------  -------
                                                                (Unaudited)
Net sales.................................................... $58,266  $69,733
Cost of sales................................................  41,672   52,135
                                                              -------  -------
Gross margin.................................................  16,594   17,598
Selling, product development and administrative expenses.....  13,510   13,074
                                                              -------  -------
Operating income.............................................   3,084    4,524
Impairment charge............................................     760      --
Other (income) expense:
  Investment income..........................................     (37)     (16)
  Interest expense...........................................     333      490
  Gain on sale of operation..................................     --    (6,065)
  Foreign currency transaction loss..........................     148       76
  Other......................................................      33     (312)
                                                              -------  -------
                                                                  477   (5,827)
                                                              -------  -------
Income from continuing operations before income taxes........   1,847   10,351
Income tax expense...........................................     610    3,832
                                                              -------  -------
Income from continuing operations............................   1,237    6,519
                                                              -------  -------
Discontinued operations:
  (Loss) income from operations of discontinued segments, net
   of tax (benefit) expense of ($181) and $95, respectively..    (308)     215
  Gain on disposal of discontinued operations, net of tax
   expense of $448 and $44, respectively.....................     763       71
                                                              -------  -------
  Gain from discontinued operations..........................     455      286
                                                              -------  -------
Net income................................................... $ 1,692  $ 6,805
                                                              =======  =======
Basic earnings per common share:
  Continuing operations...................................... $   .08  $   .42
  Discontinued operations....................................     .03      .01
                                                              -------  -------
  Net income................................................. $   .11  $   .43
Diluted earnings per common share:
  Continuing operations...................................... $   .08  $   .42
  Discontinued operations....................................     .03      .01
                                                              -------  -------
  Net income................................................. $   .11  $   .43
Weighted average common stock outstanding....................  15,865   15,706
Weighted average common stock and equivalents outstanding....  15,979   15,740
Net income................................................... $ 1,692  $ 6,805
Other comprehensive (loss) income, before tax:
  Foreign currency translation adjustments...................    (384)  (1,330)
  Unrealized loss on derivative instruments..................    (126)     --
  Unrealized gain on securities..............................     --        19
                                                              -------  -------
Other comprehensive loss, before tax.........................    (510)  (1,311)
Income tax benefit related to items of other comprehensive
 loss........................................................     179      456
                                                              -------  -------
Other comprehensive loss, net of tax.........................    (331)    (855)
Cumulative effect of change in accounting principle, net of
 tax.........................................................     201      --
                                                              -------  -------
Comprehensive income......................................... $ 1,562  $ 5,950
                                                              =======  =======

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                              Three Months
                                                             Ended March 31,
                                                            ------------------
                                                              2001      2000
                                                            --------  --------
                                                               (Unaudited)
Cash flows from operating activities:
Net income................................................. $  1,692  $  6,805
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation...........................................    2,540     2,614
    Amortization...........................................      388       388
    Gain on disposal of discontinued segments..............   (1,289)      (71)
    Gain on sale of operation..............................      --     (6,065)
    Impairment charge......................................      760       --
    Loss on disposition of property, plant and equipment...      --         20
    Foreign currency transaction loss......................      148        76
    Gain on receipt of common stock from demutualization of
     insurance companies...................................      --       (299)
    Changes in operating assets and liabilities:
      Accounts receivable..................................    1,046    (3,120)
      Taxes receivable.....................................    2,583     2,956
      Inventories..........................................   (2,880)      870
      Other assets.........................................     (257)      158
      Accounts payable.....................................      594     2,281
      Accrued taxes........................................     (194)    1,186
      Accrued payroll and other compensation...............   (3,541)    4,053
      Deferred income taxes................................     (208)    1,464
      Other long-term liabilities..........................      166        84
      Other accrued liabilities............................   (1,174)   (6,961)
                                                            --------  --------
    Total adjustments......................................   (1,318)     (366)
                                                            --------  --------
Net cash provided by operating activities..................      374     6,439
                                                            --------  --------
Cash flows from investing activities:
  Proceeds from sale of discontinued segments..............   15,000     1,819
  Proceeds from sale of operations.........................      --     12,037
  Additions of property, plant, and equipment..............   (2,114)   (4,193)
                                                            --------  --------
Net cash provided by investing activities..................   12,886     9,663
                                                            --------  --------
Cash flows from financing activities:
  Long-term debt payments..................................  (19,041)  (70,777)
  Long-term debt proceeds..................................    7,825    55,134
  Issuance of common stock.................................        2       236
                                                            --------  --------
Net cash used for financing activities.....................  (11,214)  (15,407)
                                                            --------  --------
Effect of exchange rate changes on cash....................     (100)      (40)
                                                            --------  --------
Increase in cash and cash equivalents......................    1,946       655
Cash and cash equivalents at beginning of period...........    2,220     1,154
                                                            --------  --------
Cash and cash equivalents at end of period................. $  4,166  $  1,809
                                                            ========  ========
Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
  Interest................................................. $    304  $    459
  Income taxes.............................................      363        56
Non-cash transactions:
Unrealized gain/losses on available-for-sale securities....      --         19
Fair market value of interest rate swap....................      184       --

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

   1. The accompanying consolidated condensed financial statements include the accounts of Lydall, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the consolidated condensed financial statements. Management believes that all adjustments, which include only normal recurring accruals, necessary to present a fair statement of the financial position and results of operations for the periods presented have been included. The year-end consolidated condensed balance sheet was derived from the December 31, 2000 audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

                              For the Three Months      For the Three Months
                              Ended March 31, 2001      Ended March 31, 2000
                                   (unaudited)               (unaudited)
                            ------------------------- -------------------------
                              Income                    Income
                               from                      from
                            Continuing          Per-  Continuing          Per-
                            Operations Shares  Share  Operations Shares  Share
                             ($000's)  (000's) Amount  ($000's)  (000's) Amount
                            ---------- ------- ------ ---------- ------- ------
Basic earnings per share..    $1,237   15,865   $.08    $6,519   15,706   $.42
Effect of dilutive stock
 options..................       --       114    --        --        34    --
                              ------   ------   ----    ------   ------   ----
Diluted earnings per
 share....................    $1,237   15,979   $.08    $6,519   15,740   $.42
                              ======   ======   ====    ======   ======   ====

                                                Per-                      Per-
                            Net Income Shares  Share  Net Income Shares  Share
                             ($000's)  (000's) Amount  ($000's)  (000's) Amount
                            ---------- ------- ------ ---------- ------- ------
Basic earnings per share..    $1,692   15,865   $.11    $6,805   15,706   $.43
Effect of dilutive stock
 options..................       --       114    --        --        34    --
                              ------   ------   ----    ------   ------   ----
Diluted earnings per
 share....................    $1,692   15,979   $.11    $6,805   15,740   $.43
                              ======   ======   ====    ======   ======   ====

   3. In February 2001, the Company's Board of Directors adopted a plan to discontinue the operations of the Paperboard Segment, consisting principally of the Southern Products and Lydall & Foulds Divisions. Accordingly, the operating results of this segment have been segregated from continuing operations and reported as discontinued operations for all periods presented.

   On February 1, 2001, the Company announced that the Lydall & Foulds Division would be closed on April 1, 2001. Additionally, on February 5, 2001, the Company sold the Southern Products Division for approximately $15 million in cash, subject to a post closing adjustment. In total, the disposition of the Paperboard Segment resulted in a gain, net of tax, of $.8 million or $.05 per diluted share. The sale of the Southern Products Division resulted in a gain, net of tax, of $3.6 million or $.23 per diluted share. The closing of the Lydall & Foulds Division resulted in a loss, net of tax, of $2.8 million or $.18 per share representing costs incurred from the measurement date through March 31, 2001, severance and other exit costs to be incurred during the phase-out period, and the adjustment to net realizable value for certain current and long-lived assets.

   Paperboard Segment net assets to be disposed of, consisting primarily of accounts receivable, inventory and property, plant and equipment of the Lydall & Foulds Division, with a total net realizable value of

$1.5 million, have been classified in the Consolidated Condensed Balance Sheet at March 31, 2001 as "Net Investment in Discontinued Operations."

   4. During the quarter ended March 31, 2001, the Company recorded an impairment charge before tax of $.8 million, or $.03 per share after tax, related to assets held for sale owned by its Composite Materials Covington Operation. On April 2, 2001, the Company sold certain assets of this operation for approximately $1.8 million and announced that the operation would be closing. Closing costs and severance benefits will be recorded as a charge in the second quarter of 2001 and are expected to be between $.05 to $.06 per share. The Covington operation generated net sales of $1.6 million and $1.8 million for the first quarter of 2001 and 2000, respectively, and was essentially breakeven for both quarters.

   5. Lydall's reportable segments are Thermal/Acoustical and Filtration/Separation. All other products and services are aggregated in Other Products and Services. For a full description of each segment, refer to the "Notes to Consolidated Financial Statements" reported in the Company's 2000 Annual Report on Form 10-K. The table below presents net sales and operating income by segment for the three months ended March 31, 2001 and 2000.

In thousands                 Thermal/  Filtration/ Other Products Reconciling Consolidated
For the Three Months Ended  Acoustical Separation    & Services      Items       Totals
--------------------------  ---------- ----------- -------------- ----------- ------------
March 31, 2001
  Net sales...............   $32,101     $17,566      $ 9,316       $  (717)    $58,266
  Operating income........     4,618       1,784          677        (3,995)      3,084
                             =======     =======      =======       =======     =======
March 31, 2000
  Net sales...............   $44,231     $16,221      $10,271       $  (990)    $69,733
  Operating income........     4,283       2,422          878        (3,059)      4,524
                             =======     =======      =======       =======     =======

   6. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" (collectively referred to hereafter as "FAS 133"). In accordance with the transition provisions of FAS 133, the Company recorded a $.2 million net-of-tax cumulative-effect adjustment in other comprehensive income as of January 1, 2001 representing the fair value of the interest rate swap designated as a cash flow hedge.

   At March 31, 2001, the interest rate swap is the Company's only derivative instrument. The swap is a cash flow hedge utilized to convert the base rate component of the variable interest rate on the Company's term loan to a fixed rate. In accordance with FAS 133, the swap has been recorded at its fair value as of the balance sheet date. Subsequent changes in the fair value of the swap will be recorded in other comprehensive income to the extent the hedge is effective. The Company formally assesses effectiveness on an ongoing basis. If it is determined that the interest rate swap has ceased to be highly effective as a hedge, the Company will discontinue hedge accounting prospectively and changes in the fair value of the interest rate swap will be reported in current period earnings.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

 Net Sales

   Lydall, Inc. recorded net sales of $58.3 million in the first quarter of 2001 compared with $69.7 million for the same quarter in 2000, a decrease of $11.5 million (16.4%). The disposition of two unprofitable German operations at the end of the third quarter of 2000 reduced net sales by $13.6 million. After adjusting for the disposition of the German operations, net sales increased for the first quarter of 2001 over 2000 by $2.1 million, primarily due to increased sales volume of the Company's thermal/acoustical and filtration/separation products.

 Gross Margin

   Gross margin for the first quarter of 2001 was 28.5 percent compared to 25.2 percent for the same quarter of 2000. The disposition of the two German operations accounted for a majority of the gross margin improvement as these operations generated gross margins significantly below the Company's average. In addition, increased sales volume for Lydall's automotive thermal/acoustical products improved gross margins for the quarter ended March 31, 2001 when compared to the same period in the prior year.

 Selling, Product Development and Administrative Expenses

   For the quarter ended March 31, 2001, selling, product development and administrative expenses were $13.5 million compared to $13.1 million for the same period in 2000. The increase in selling, product development and administrative expenses is the result of increased selling expenses primarily associated with the introduction of the Bio-PakTM product line, the restaffing of the corporate finance department, increased payroll taxes associated with incentive compensation paid in the first quarter of 2001 and unfavorable self-insured claims experience. These increases were partially offset by the reduction in selling, product development and administrative expenses due to the divestiture of two German operations.

 Impairment Charge

   During the quarter ended March 31, 2001, the Company recorded an impairment charge before tax of $.8 million, or $.03 per share after tax, related to assets held for sale owned by its Composite Materials Covington Operation. On April 2, 2001, the Company sold certain assets of this operation for approximately $1.8 million and announced that the operation would be closing. Closing costs and severance benefits will be recorded as a charge in the second quarter of 2001 and are expected to be between $.05 and $.06 per share.

 Other (Income) Expense

   Other expense for the quarter ended March 31, 2001 was $.5 million and consisted primarily of interest expense of $.3 million and foreign currency transaction losses of approximately $.2 million.

   Other income for the quarter ended March 31, 2000 was $5.8 million and consisted primarily of a gain from the sale of the Hoosick Falls Operation of $6.1 million and a gain of $.3 million from the receipt of common stock due to the demutualization of one of the Company's insurance carriers. These gains were partially offset by interest expense of $.5 million.

 Income Taxes

   The effective tax rate on income from continuing operations for the three months ended March 31, 2001 was 33.0 percent compared to 37.0 percent for the same period in 2000. The decrease is primarily due to the gain on the sale of the Hoosick Falls Operation recorded in the first quarter of 2000 that resulted in an unusually high state effective tax rate when compared to the Company's historic effective rate.

SEGMENT RESULTS

 Thermal/Acoustical

   Thermal/Acoustical net sales decreased $12.1 million (27.4 %) for the first quarter of 2001 compared to the same period in 2000. Net sales for the first quarter of 2000 include $13.6 million of sales from the two German operations that were divested at the end of the third quarter of 2000. After adjusting prior year net sales for the divested operations, segment net sales increased approximately $1.5 million primarily due to the increased sales volume of the Company's automotive thermal/acoustical products.

   Thermal/Acoustical operating income for the first quarter of 2001 increased $.3 million (7.8%) over the same period in 2000 primarily due to increased sales volume. Operating margin increased from 9.7 percent in 2000 to 14.4 percent in 2001 primarily due to the disposition of the two unprofitable German operations and increased sales volumes.

 Filtration/Separation

   Filtration/Separation net sales increased $1.3 million (8.3%) for the first quarter ended March 31, 2001 compared to the same period of 2000. Sales of the Company's bioprocessing products increased as a number of new qualifications for the Company's Bio-Pak(TM) customized sterile containers were obtained during the quarter. In addition, demand for the Company's high-efficiency air filtration media was particularly strong in Europe, and U.S. demand remained strong for the first quarter ended March 31, 2001.

   Filtration/Separation operating income decreased $.6 million (26.3%) for the first quarter ended March 31, 2001 compared to the same period in 2000. Lower operating income was primarily due to increased raw material costs for air filtration media and increased spending associated with the introduction of the Bio-Pak(TM) product line.

 Other Products and Services

   Other Products and Services net sales decreased $1.0 million (9.3%) for the first quarter of 2001 compared to the same period in 2000. The absence of approximately $.5 million of gasket sales, a business that was sold in the first quarter of 2000, accounted for a portion of the net decrease. Lower demand for the Company's specialty substrates was partially offset by growth of Lydall Transport, Ltd. The Covington Operation, sold on April 2, 2001, generated net sales of $1.6 million and was essentially breakeven for the first quarter of 2001.

   Other Products and Services operating income decreased $.2 million (23.0%) for the first quarter ended March 31, 2001 compared to the same period in 2000. The decrease was primarily due to lower sales volume.

OUTLOOK

   The Company completed its strategic restructuring plan during the first quarter with the sale of non-core businesses and the closing of unprofitable operations. As a result, Lydall has narrowed its strategic focus to its two core businesses--filtration/separation and thermal/acoustical. Lydall will also continue to operate and grow its Lydall Transport, Ltd. subsidiary, a provider of total logistics services and an important service provider to the Company's other businesses.

   Lydall's thermal/acoustical and filtration/separation businesses remain healthy and are expected to strengthen during the second quarter. The Company started several new development efforts for filtration/separation products in the first quarter of 2001, and the automotive portion of the thermal/acoustical business continues to benefit from new-product introductions. Also in April, the Company entered into a strategic alliance with BGF Industries, Inc. By virtue of the agreement, Lydall is the exclusive representative of BGF products for thermal applications in the appliance market. The agreement enhances Lydall's position as a thermal solutions provider to the consumer appliance market and significantly broadens the Company's product offering in this area.

LIQUIDITY AND CAPITAL RESOURCES

   At March 31, 2001, cash and cash equivalents were $4.2 million compared to $2.2 million at December 31, 2000. Working capital at March 31, 2001 was $46.8 million compared with $54.6 million at December 31, 2000. The reduction in working capital is mainly due to the sale of the Southern Products Division of the Paperboard Segment during the first quarter of 2001.

   Capital expenditures were $2.1 million for the first quarter of 2001 compared with $4.2 million for the same period in 2000 as the Company completed several major capital projects in 2000.

   As of March 31, 2001, the Company had unused borrowing capacity of approximately $49.7 million under various credit facilities. Management believes that the Company's cash and cash equivalents, operating cash flow, and unused borrowing capacity at March 31, 2001 are sufficient to meet current and anticipated requirements for the foreseeable future.

ACCOUNTING STANDARDS

   On January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" (collectively referred to hereafter as "FAS 133"). In accordance with the transition provisions of FAS 133, the Company recorded a $.2 million net-of-tax cumulative-effect adjustment in other comprehensive income as of January 1, 2001 representing the fair value of an interest rate swap previously designated a cash flow hedge.

FORWARD-LOOKING INFORMATION

   In the interest of more meaningful disclosure, Lydall and its management make statements regarding the future outlook of the Company which constitute "forward-looking statements" under the securities laws. These forward looking statements are intended to provide management's current expectations for the future operating and financial performance of the company, based on assumptions currently believed to be valid. Forward-looking statements are included under the "Outlook" section of this Item and elsewhere within this report and are generally identified through the use of language such as "believe," "expect," "estimate," "anticipate" and other words of similar meaning in connection with discussion of future operating or financial performance.

   All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Some of the factors that might cause such a difference include risks and uncertainties which are detailed in Note 14 and in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's 2000 Annual Report on Form 10-K.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   There have been no significant changes in market risks from those disclosed in Item 7A. of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Part II. OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   a. Exhibits

   3.1--Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K dated March 21, 2001, and incorporated herein by this reference).

   3.2--By-laws of the Registrant (filed as Exhibit 3(ii) to the Registrant's Quarterly Report on Form 10-Q dated November 12, 1999, and incorporated herein by this reference).

   10.1--Asset Purchase and Sale Agreement between Lydall
   Filtration/Separation, Inc. and Bennett Fleet (Chambly), Inc., dated April 2, 2001, filed herewith.

   10.2--Agreement and General Release with Raymond J. Lanzi dated March 28, 2001, filed herewith.

  b. Reports on Form 8-K

   The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LYDALL, INC.
                                            (Registrant)

                                                    /s/ Thomas P. Smith
May 11, 2001                              By___________________________________
                                                      Thomas P. Smith
                                                Vice President--Controller
                                             (On behalf of the Registrant and
                                             as Principal Accounting Officer)

                                  LYDALL, INC.

                               Index to Exhibits

 Exhibit
   No.
 -------
   3.1   Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K dated March 21, 2001, and incorporated herein by this reference).

   3.2   By-laws of the Registrant (filed as Exhibit 3(ii) to the Registrant's
         Quarterly Report on Form 10-Q dated November 12, 1999, and incorporated herein by this reference).

  10.1   Asset Purchase and Sale Agreement between Lydall
         Filtration/Separation, Inc. and Bennett Fleet (Chambly), Inc., dated
         April 2, 2001.

  10.2   Agreement and General Release with Raymond J. Lanzi dated March 28,
         2001.