Form 10-Q
period 2001-06-30
LYDALL INC /DE/
filed 2001-08-10
CIK 60977

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

                  For the quarterly period ended June 30, 2001

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common stock $.10 par value per share.
  Total Shares outstanding August 10, 2001             15,917,740

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  LYDALL, INC.

                                     INDEX

                                                                      Page No.
                                                                      --------
 Part I. Financial Information

     Item 1. Financial Statements

             Consolidated Condensed Balance Sheets..................       3

             Consolidated Condensed Statements of Net Income and
             Comprehensive Income...................................     4-5

             Consolidated Condensed Statements of Cash Flows........       6

             Notes to Consolidated Condensed Financial Statements...     7-9

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations....................   10-13

     Item 3. Quantitative and Qualitative Disclosures about Market
             Risk...................................................      13

 Part II. Other Information

     Item 1. Legal Proceedings......................................      14

     Item 4. Submission of Matters to a Vote of Security Holders....      14

     Item 6. Exhibits and Reports on Form 8-K.......................      14

 Signature...........................................................     15

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         LYDALL, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                         June 30,   December 31,
                                                           2001         2000
                                                        ----------  ------------
                                                        (Unaudited)
                        ASSETS
Current assets:
  Cash and cash equivalents............................  $  2,811     $  2,220
  Accounts receivable, net.............................    39,915       39,993
  Inventories:
    Finished goods.....................................    10,265        9,933
    Work in progress...................................     7,404        5,820
    Raw materials......................................     8,010        6,272
    LIFO reserve.......................................      (555)        (555)
                                                         --------     --------
  Total inventories....................................    25,124       21,470
  Income taxes receivable..............................       --         2,705
  Prepaid expenses.....................................     1,454        1,632
  Net investment in discontinued segments..............     1,048       14,285
  Assets held for sale.................................     1,751        6,200
  Deferred tax assets..................................     7,284        7,290
                                                         --------     --------
    Total current assets...............................    79,387       95,795
Property, plant and equipment, at cost.................   129,172      126,711
Less: accumulated depreciation.........................   (56,538)     (52,291)
                                                         --------     --------
                                                           72,634       74,420
Other assets, at cost, less amortization...............    25,438       24,749
                                                         --------     --------
  Total assets.........................................  $177,459     $194,964
                                                         ========     ========
         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt....................  $  7,928     $  7,101
  Accounts payable.....................................    17,240       19,154
  Accrued taxes........................................     1,621          844
  Accrued payroll and other compensation...............     3,532        7,244
  Liabilities related to assets held for sale..........       --           421
  Other accrued liabilities............................     7,749        6,481
                                                         --------     --------
    Total current liabilities..........................    38,070       41,245
Long-term debt.........................................     7,865       24,927
Deferred tax liabilities...............................    10,365       11,183
Other long-term liabilities............................     6,093        5,856
Commitments and contingencies
Stockholders' equity:
  Preferred stock......................................       --           --
  Common stock.........................................     2,201        2,196
  Capital in excess of par value.......................    40,806       40,335
  Retained earnings....................................   140,853      137,664
  Accumulated other comprehensive income...............    (7,152)      (6,800)
                                                         --------     --------
                                                          176,708      173,395
  Less: treasury stock, at cost........................   (61,642)     (61,642)
                                                         --------     --------
    Total stockholders' equity.........................   115,066      111,753
                                                         --------     --------
  Total liabilities and stockholders' equity...........  $177,459     $194,964
                                                         ========     ========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF NET INCOME
                            AND COMPREHENSIVE INCOME
                      (In Thousands Except Per-Share Data)

                                                               Three Months
                                                              Ended June 30,
                                                              ----------------
                                                               2001     2000
                                                              -------  -------
                                                                (Unaudited)
Net sales.................................................... $58,940  $68,265
Cost of sales................................................  42,133   50,677
                                                              -------  -------
Gross margin.................................................  16,807   17,588
Selling, product development and administrative expenses.....  11,595   13,118
                                                              -------  -------
Operating income.............................................   5,212    4,470
Impairment and restructuring charges.........................   2,629      --
Other (income) expense:
  Investment income..........................................     (54)    (142)
  Interest expense...........................................     243      349
  Foreign currency transaction loss (gain)...................      50      (71)
  Other......................................................      10      105
                                                              -------  -------
                                                                  249      241
                                                              -------  -------
Income from continuing operations before income taxes........   2,334    4,229
Income tax expense...........................................     757    1,415
                                                              -------  -------
Income from continuing operations............................   1,577    2,814

Discontinued operations:
  Income from operations of discontinued segments, net of tax
   expense of $218...........................................     --       372
  Loss from disposal of discontinued segments, net of tax
   benefit of $49............................................     (79)     --
                                                              -------  -------
  (Loss) gain from discontinued segments.....................     (79)     372
                                                              -------  -------
Net income................................................... $ 1,498  $ 3,186
                                                              =======  =======
Basic earnings (loss) per common share:
  Continuing operations...................................... $   .10  $   .18
  Discontinued operations....................................    (.01)     .02
                                                              -------  -------
  Net income................................................. $   .09  $   .20
Diluted earnings (loss) per common share:
  Continuing operations...................................... $   .10  $   .18
  Discontinued operations....................................    (.01)     .02
                                                              -------  -------
  Net income................................................. $   .09  $   .20
Weighted average common stock outstanding....................  15,889   15,784
Weighted average common stock and equivalents outstanding....  16,117   15,866
Net income................................................... $ 1,498  $ 3,186
Other comprehensive loss, before tax:
  Foreign currency translation adjustments...................    (325)     (61)
  Change in fair value of derivative instrument..............     (15)     --
  Reclassification for gains included in net income..........     --       (19)
                                                              -------  -------
Other comprehensive loss, before tax.........................    (340)     (80)
Income tax benefit related to items of other comprehensive
 loss........................................................     118       27
                                                              -------  -------
Other comprehensive loss, net of tax.........................    (222)     (53)
                                                              -------  -------
Comprehensive income......................................... $ 1,276  $ 3,133
                                                              =======  =======

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES
                CONSOLIDATED CONDENSED STATEMENTS OF NET INCOME
                            AND COMPREHENSIVE INCOME
                      (In Thousands Except Per-Share Data)

                                                             Six Months Ended
                                                                 June 30,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
                                                                (Unaudited)
Net sales..................................................  $117,205  $137,998
Cost of sales..............................................    83,805   102,812
                                                             --------  --------
Gross margin...............................................    33,400    35,186
Selling, product development and administrative expenses...    25,104    26,192
                                                             --------  --------
Operating income...........................................     8,296     8,994
Impairment and restructuring charges.......................     3,389       --
Other (income) expense:
  Investment income........................................       (91)     (158)
  Interest expense.........................................       576       839
  Foreign currency transaction loss........................       198         5
  Gain from sale of operations.............................       --     (6,065)
  Other....................................................        43      (207)
                                                             --------  --------
                                                                  726    (5,586)
                                                             --------  --------
Income from continuing operations before income taxes......     4,181    14,580
Income tax expense.........................................     1,368     5,247
                                                             --------  --------
Income from continuing operations..........................     2,813     9,333
                                                             --------  --------
Discontinued operations:
  (Loss) income from operations of discontinued segments,
   net of tax (benefit) expense of ($181) and $313,
   respectively............................................      (308)      587
  Gain on disposal of discontinued segments, net of tax
   expense of $400 and $44, respectively...................       684        71
                                                             --------  --------
  Gain from discontinued segments..........................       376       658
                                                             --------  --------
Net income.................................................  $  3,189  $  9,991
                                                             ========  ========

Basic earnings per common share
  Continuing operations....................................  $    .18  $    .59
  Discontinued operations..................................       .02       .04
                                                             --------  --------
  Net income...............................................  $    .20  $    .63
Diluted earnings per common share:
  Continuing operations....................................  $    .18  $    .59
  Discontinued operations..................................       .02       .04
                                                             --------  --------
  Net income...............................................  $    .20  $    .63
Weighted average common stock outstanding..................    15,876    15,745
Weighted average common stock and equivalents outstanding..    16,050    15,800
Net income.................................................  $  3,189  $  9,991
Other comprehensive loss, before tax:
  Foreign currency translation adjustments.................      (708)   (1,392)
  Change in fair value of derivative instrument............      (140)      --
                                                             --------  --------
Other comprehensive loss, before tax.......................      (848)   (1,392)
Income tax benefit related to other comprehensive loss.....       295       484
                                                             --------  --------
Other comprehensive loss, net of tax.......................      (553)    ( 908)
Cumulative effect of change in accounting principle, net of
 tax.......................................................       201       --
                                                             --------  --------
Comprehensive income.......................................  $  2,837  $  9,083
                                                             ========  ========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                            Six Months Ended
                                                                June 30,
                                                           -------------------
                                                             2001      2000
                                                           --------  ---------
                                                              (Unaudited)
Cash flows from operating activities:
Net income................................................ $  3,189  $   9,991
  Adjustments to reconcile net income to net cash provided
   by operating activities:
    Depreciation..........................................    4,918      5,187
    Amortization..........................................      776        775
    Gain on disposal of discontinued segments.............   (1,289)       (71)
    Gain on sale of operation.............................      --      (6,065)
    Gain on sale of investments...........................      --        (136)
    Impairment and restructuring charges..................    3,389        --
    Loss on disposition of property, plant and equipment..      --         296
    Foreign currency transaction loss.....................      198          5
    Gain on receipt of common stock from demutualization
     of insurance companies...............................      --        (393)
    Changes in operating assets and liabilities, excluding
     effects from acquisitions:
      Accounts receivable.................................      657       (856)
      Income taxes receivable.............................    2,583      4,022
      Inventories.........................................   (3,763)    (1,269)
      Other assets........................................     (812)    (1,050)
      Accounts payable....................................     (641)      (428)
      Accrued taxes.......................................       64      1,317
      Accrued payroll and other compensation..............   (4,422)     4,254
      Deferred income taxes...............................     (734)     1,661
      Other long-term liabilities.........................      217         35
      Other accrued liabilities...........................   (1,998)    (3,093)
                                                           --------  ---------
    Total adjustments.....................................     (857)     4,191
                                                           --------  ---------
Net cash provided by operating activities.................    2,332     14,182
                                                           --------  ---------
Cash flows from investing activities:
  Proceeds from disposal of discontinued segments.........   14,163      1,819
  Proceeds from sales of operations.......................      872     12,037
  Proceeds from sales of investments......................      --         529
  Proceeds from post-closing net equity adjustment........    1,357        --
  Additions of property, plant, and equipment.............   (4,194)   (10,271)
                                                           --------  ---------
Net cash provided by investing activities.................   12,198      4,114
                                                           --------  ---------
Cash flows from financing activities:
  Long-term debt payments.................................  (30,070)  (100,424)
  Long-term debt proceeds.................................   15,756     82,141
  Issuance of common stock................................      475        582
                                                           --------  ---------
Net cash used for financing activities....................  (13,839)   (17,701)
                                                           --------  ---------
Effect of exchange rate changes on cash...................     (100)       (63)
                                                           --------  ---------
Increase in cash and cash equivalents.....................      591        532
Cash and cash equivalents at beginning of period..........    2,220      1,154
                                                           --------  ---------
Cash and cash equivalents at end of period................ $  2,811  $   1,686
                                                           ========  =========
Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
  Interest................................................ $    581  $     739
  Income taxes............................................ $    959  $     682

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

   1. The accompanying consolidated condensed financial statements include the accounts of Lydall, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the consolidated condensed financial statements. Management believes that all adjustments, which include only normal recurring accruals, necessary to present a fair statement of the financial position and results of operations for the periods presented have been included. The year-end consolidated condensed balance sheet data was derived from the December 31, 2000 audited financial statements, but does not include all disclosures required by generally accepted accounting principles. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

                              For the Quarter Ended     For the Quarter Ended
                            June 30, 2001 (unaudited) June 30, 2000 (unaudited)
                            ------------------------- -------------------------
                              Income                    Income
                               from                      from
                            Continuing          Per-  Continuing          Per-
                            Operations Shares  Share  Operations Shares  Share
                             ($000's)  (000's) Amount  ($000's)  (000's) Amount
                            ---------- ------- ------ ---------- ------- ------
Basic earnings per share..    $1,577   15,889   $.10    $2,814   15,784   $.18
Effect of dilutive stock
 options .................       --       228    --        --        82    --
                              ------   ------   ----    ------   ------   ----
Diluted earnings per
 share....................    $1,577   16,117   $.10    $2,814   15,866   $.18
                              ======   ======   ====    ======   ======   ====

                                                Per-                      Per-
                            Net Income Shares  Share  Net Income Shares  Share
                             ($000's)  (000's) Amount  ($000's)  (000's) Amount
                            ---------- ------- ------ ---------- ------- ------
Basic earnings per share..    $1,498   15,889   $.09    $3,186   15,784   $.20
Effect of dilutive stock
 options..................       --       228    --        --        82    --
                              ------   ------   ----    ------   ------   ----
Diluted earnings per
 share....................    $1,498   16,117   $.09    $3,186   15,866   $.20
                              ======   ======   ====    ======   ======   ====

                            For the Six Months Ended  For the Six Months Ended
                            June 30, 2001 (unaudited) June 30, 2000 (unaudited)
                            ------------------------- -------------------------
                              Income                    Income
                               from                      from
                            Continuing          Per-  Continuing          Per-
                            Operations Shares  Share  Operations Shares  Share
                             ($000's)  (000's) Amount  ($000's)  (000's) Amount
                            ---------- ------- ------ ---------- ------- ------
Basic earnings per share..    $2,813   15,876   $.18    $9,333   15,745   $.59
Effect of dilutive stock
 options..................       --       174    --        --        55    --
                              ------   ------   ----    ------   ------   ----
Diluted earnings per
 share....................    $2,813   16,050   $.18    $9,333   15,800   $.59
                              ======   ======   ====    ======   ======   ====

                                                Per-                      Per-
                            Net Income Shares  Share  Net Income Shares  Share
                             ($000's)  (000's) Amount  ($000's)  (000's) Amount
                            ---------- ------- ------ ---------- ------- ------
Basic earnings per share..    $3,189   15,876   $.20    $9,991   15,745   $.63
Effect of dilutive stock
 options..................       --       174    --        --        55    --
                              ------   ------   ----    ------   ------   ----
Diluted earnings per
 share....................    $3,189   16,050   $.20    $9,991   15,800   $.63
                              ======   ======   ====    ======   ======   ====

                         LYDALL, INC. AND SUBSIDIARIES

   3. In February 2001, the Company's Board of Directors adopted a plan to discontinue the operations of the Paperboard Segment, consisting principally of the Southern Products and Lydall & Foulds Divisions. Accordingly, the operating results of this segment have been segregated from continuing operations and reported as discontinued operations for all periods presented.

   On February 1, 2001, the Company announced that the Lydall & Foulds Division would be closed on April 1, 2001. Additionally, on February 5, 2001, the Company sold the Southern Products Division for approximately $14.2 million in cash. In total, the disposition of the Paperboard Segment resulted in a gain, net of tax, of $.8 million, or $.05 per diluted share. The sale of the Southern Products Division resulted in a gain, net of tax, of $3.6 million, or $.23 per diluted share. The closing of the Lydall & Foulds Division resulted in a loss, net of tax, of $2.8 million, or $.18 per diluted share, representing costs incurred from the measurement date through June 30, 2001, other exit costs to be incurred during the phase-out period, and the adjustment to net realizable value for certain current and long-lived assets.

   Paperboard Segment net assets to be disposed of consisting primarily of accounts receivable, inventory and property, plant and equipment of the Lydall & Foulds Division, with a total net realizable value of $1.0 million, have been classified in the Consolidated Condensed Balance Sheet at June 30, 2001 as "Net Investment in Discontinued Segments."

   During the second quarter of 2001, the Company recorded an additional loss of $.1 million related to the disposition of the Wovens segment.

   4. During the quarter ended March 31, 2001, the Company recorded an impairment charge before tax of $.8 million, or $.03 per diluted share after-tax, related to assets held for sale owned by its fiberboard operation. On April 2, 2001, the Company sold certain assets of this operation for approximately $.9 million in cash and a note receivable for $1.0 million, and announced that the operation would be closed. During the second quarter of 2001, the Company recorded a pre-tax charge of $2.6 million, or $.10 per diluted share after-tax, for closing costs, severance benefits and additional impairment on assets held for sale. Approximately $.9 million of closing costs and severance benefits have been paid through June 30, 2001.

   5. Lydall's reportable segments are: Thermal/Acoustical and Filtration/Separation. All other products and services are aggregated in Other Products and Services. For a full description of each segment, refer to the "Notes to Consolidated Financial Statements" reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The table below presents net sales and operating income by segment for the three and six months ended June 30, 2001 and 2000.

In thousands                 Thermal/  Filtration/ Other Products Reconciling Consolidated
For the Three Months Ended  Acoustical Separation    & Services      Items       Totals
--------------------------  ---------- ----------- -------------- ----------- ------------
June 30, 2001
  Net sales...............   $33,349     $17,640      $ 8,483       $  (532)    $58,940
  Operating income........     5,968       1,444        1,054       $(3,254)      5,212
                             =======     =======      =======       =======     =======
June 30, 2000
  Net sales...............   $40,908     $17,433      $10,958       $(1,034)    $68,265
  Operating income........   $ 3,368     $ 2,757      $ 1,460       $(3,115)    $ 4,470
                             =======     =======      =======       =======     =======

                         LYDALL, INC. AND SUBSIDIARIES

In thousands               Thermal/  Filtration/ Other Products Reconciling Consolidated
For the Six Months Ended  Acoustical Separation    & Services      Items       Totals
------------------------  ---------- ----------- -------------- ----------- ------------
June 30, 2001
  Net sales.............   $65,450     $35,206      $17,799       $(1,250)    $117,205
  Operating income......   $10,586     $ 3,228      $ 1,731       $(7,249)    $  8,296
                           =======     =======      =======       =======     ========
June 30, 2000
  Net sales.............   $85,139     $33,654      $21,229       $(2,024)    $137,998
  Operating income......   $ 7,651     $ 5,179      $ 2,338       $(6,174)    $  8,994
                           =======     =======      =======       =======     ========

   6. During the quarter ended June 30, 2001, the Company received $1.4 million as a post-closing net equity adjustment related to its December 1998 acquisition of Gerhardi.

   7. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" (collectively referred to hereafter as "FAS 133"). In accordance with the transition provisions of FAS 133, the Company recorded a $.2 million, net-of-tax, cumulative-effect adjustment in other comprehensive income as of January 1, 2001 representing the fair value of an interest rate swap designated as a cash flow hedge.

   The interest rate swap has been formally designated as a cash flow hedge that is utilized to convert the base rate component of the variable interest rate on the Company's term loan to a fixed rate. In accordance with FAS 133, the swap is recorded at its fair value as of the balance sheet date. Subsequent changes in the fair value of the swap are recorded in other comprehensive income. The Company formally reassesses the effectiveness of the hedge on an ongoing basis. If it is determined that the interest rate swap has ceased to be highly effective as a hedge, the Company will discontinue hedge accounting prospectively and changes in the fair value of the interest rate swap will then be reported in current-period earnings.

   8. Statement of Financial Accounting Standards No. 141, "Business Combinations," ("FAS 141"), effective for business combinations initiated after June 30, 2001, provides guidance on accounting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.

   Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("FAS 142"), effective for fiscal years beginning after December 15, 2001, requires that goodwill recorded from business combinations completed on or before June 30, 2001 shall no longer be amortized after the effective date. In addition, goodwill recorded as a result of a business combination completed after June 30, 2001 will not be amortized. Goodwill, however, must be reviewed for impairment in connection with the implementation of this standard and subsequently on an annual basis. The effect of adopting FAS 142 is still being assessed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

RESULTS OF OPERATIONS

 Net Sales

   Lydall, Inc. recorded net sales of $58.9 million in the second quarter of 2001 compared with $68.3 million for the same quarter of 2000, a decline of $9.4 million or 13.7 percent. Second quarter 2000 net sales included $12.9 million of sales from operations that were disposed of prior to the second quarter of 2001. After adjusting net sales for the disposed of operations, sales from the Company's core operations for the second quarter of 2001 increased $3.6 million or 6.5 percent from the same period last year.

   For the six months ended June 30, 2001 net sales were $117.2 million, a decrease of $20.8 million, or 15.1 percent, from $138.0 million for the comparable period of the prior year. The decrease is mainly attributable to the disposition of several operations during 2000 and the first quarter of 2001. The disposed operations accounted for $26.7 million of the decrease in net sales during the first six months of 2001 compared to the same period in 2000. After adjusting sales for the dispositions, sales from core operations increased $5.9 million or 5.4 percent for the six-month period ended June 30, 2001 compared to the same period for 2000.

 Gross Margin

   Gross margin for the second quarter of 2001 was 28.5 percent compared to
25.8 percent for the same quarter of 2000 and 28.5 percent and 25.5 percent for the six months ended June 30, 2001 and 2000, respectively. The disposition of the two German operations accounted for a majority of the gross margin improvement as these operations generated gross margins significantly below the Company's average. In addition, increased sales volume for Lydall's automotive thermal/acoustical products improved gross margins for the quarter and period ended June 30, 2001 when compared to the same periods of the prior year. Competitive market conditions in the Company's air filtration business, inventory write-offs related to medical products not expected to be sold prior to FDA expiration dates, and manufacturing cost overruns associated with bio-processing products negatively impacted gross margin for the quarter and six months ended June 30, 2001.

 Selling, Product Development and Administrative Expense

   For the quarter and six months ended June 30, 2001 selling, product development and administrative expense was $11.6 million and $25.1 million compared with $13.1 million and $26.2 million from the same periods of 2000. For the quarter ended June 30, 2001, selling, product development and administrative expense was 19.7 percent of net sales, down from 23.2 percent in the first quarter of 2001 and in line with the second quarter of 2000 as the Company continues its focus on reducing this expense.

 Impairment and Restructuring Charges

   During the quarter ended June 30, 2001, the Company recorded a pre-tax charge of $2.6 million or $.10 per share after-tax for closing costs, severance benefits and additional impairment of fiberboard operation assets held for sale. On April 2, 2001, the Company sold certain assets of this operation for approximately $1.9 million and announced that the operation would be closing. During the quarter ended March 31, 2001, the Company recorded an impairment charge before tax of $.8 million, or $.03 per share after-tax, related to assets held for sale owned by its fiberboard operation.

 Other (Income) Expense

   For the quarter ended June 30, 2001, other expense, primarily interest expense, was $.3 million. For the quarter ended June 30, 2000, other expense was $.2 million and was comprised of $.3 million of interest expense offset by $.1 million in investment income.

   For the six-month period ended June 30, 2001, other expense was $.7 million and consisted of interest expense of $.6 million and foreign currency transaction losses of $.2 million, offset by $.1 million of investment income. For the six-month period ended June 30, 2000 other income was $5.6 million and consisted of a $6.1 million gain on the sale of the Hoosick Falls Operation and investment and other income of approximately $.3 million, offset by interest expense of $.8 million.

SEGMENT RESULTS

 Thermal/Acoustical

   Thermal/Acoustical net sales decreased $7.6 million (18.5%) and $19.7 million (23.1%) for the second quarter and first six months ended June 30, 2001, respectively, compared to the same periods of 2000. Net sales for the second quarter and first six months ended June 30, 2000 included $10.9 million and $24.5 million, respectively, of sales from two German operations that were divested at the end of the third quarter of 2000. After adjusting comparable prior-period net sales for the divested operations, sales increased approximately $3.3 million and $4.8 million for the second quarter and first six months of 2001, respectively, primarily due to increased sales volume of the Company's automotive thermal/acoustical products.

   Thermal/Acoustical operating income for the second quarter and first six months of 2001 increased $2.6 million (77.2%) and $2.9 million (38.3%), respectively, over the same periods in 2000. Operating margin improved from 8.2 percent and 9.0 percent for the quarter and six-month period ended June 30, 2000 to 17.9 percent and 16.2 percent for the same periods in 2001 primarily due to increased sales volume and the disposition of the two unprofitable German operations.

 Filtration/Separation

   Filtration/Separation net sales for the second quarter of 2001 increased $.2 million (1.2%) over the same period in 2000. Net sales for first six months of 2001 increased $1.6 million or (4.6%) compared to the first six months of 2000. The majority of the sales growth resulted from increased volume for the Company's bio-processing products.

   Filtration/Separation operating income decreased $1.3 million (47.6%) for the second quarter of 2001 and $1.9 million (37.7%) for the six-month period ended June 30, 2001 compared to the same periods of 2000. There were several factors contributing to this decrease, including, competitive market conditions in the Company's air filtration business, inventory write-offs related to medical products not expected to be sold prior to FDA expiration dates, and manufacturing cost overruns associated with bio-processing products.

 Other Products and Services

   Other Products and Services net sales decreased $2.5 million (22.6%) and $3.4 million (16.2%) for the quarter and six month period ended June 30, 2001, respectively, compared to the same periods in 2000. The fiberboard business, closed on April 2, 2001, generated net sales of $1.6 million in the second quarter of 2000 and accounted for a majority of the decrease. The absence of approximately $.5 million of gasket sales from a business that was sold in the first quarter of 2000, accounted for an additional portion of the six month decrease. The remaining decrease for the quarter and six-month period is due to lower demand for the Company's specialty substrates caused by a slow down in the economy.

   Other Products and Services operating income decreased $.4 million (27.8%) for the second quarter ended June 30, 2001 and $.6 million for the six month period ended June 30, 2001 compared to the same periods in 2000. The decrease was primarily due to lower sales volumes of specialty substrates and the closing of the fiberboard operation.

OUTLOOK

   The Company is projecting a difficult third quarter and does not expect to meet its third quarter of 2000 performance, adjusted for the impact from the sale of operations, of $.22 per diluted share. Automotive OEM's have announced extended summer shutdowns, and no immediate improvement is forecasted for the filtration market or the general economy. As a result of performance year to date and the forecast for the remainder of the year, the Company has revised its 2001 year-end forecast from $.90 to $1.05 per share on sales of $245 million to $260 million to between $.62 and $.72 per diluted share on sales of $230 million to $240 million.

   For the long-term, Lydall's thermal/acoustical and filtration/separation businesses remain healthy and are expected to strengthen. Lydall has booked new automotive thermal/acoustical business of approximately $20 million on an annualized basis beginning at the end of 2001 and ramping up in 2002. Demand for the Company's bio-processing products is projected to increase, and management is currently working to improve manufacturing efficiencies for this product. Lydall continues to leverage its market position in the air and water filtration market by expanding the Company's technology and range of products.

LIQUIDITY AND CAPITAL RESOURCES

   At June 30, 2001, cash and cash equivalents were $2.8 million compared to $2.2 million at December 31, 2000. Working capital at June 30, 2001 was $41.3 million compared with $54.6 million at December 31, 2000. The reduction in working capital is mainly due to the sale of the Southern Products Division of the Paperboard Segment during the first quarter of 2001 and the sale and write-down of certain assets of the fiberboard operation during the first and second quarters of 2001.

   Capital expenditures were $4.2 million for the first six months of 2001 compared with $10.3 million for the same period in 2000 when the Company was in the process of completing several major capital projects.

   As of June 30, 2001, the Company had unused borrowing capacity of approximately $51.8 million under various credit facilities. Management believes that the Company's cash and cash equivalents, operating cash flow, and unused borrowing capacity at June 30, 2001 are sufficient to meet current and anticipated requirements for the foreseeable future.

ACCOUNTING STANDARDS

   On January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" (collectively referred to hereafter as "FAS 133"). In accordance with the transition provisions of FAS 133, the Company recorded a $.2 million, net-of-tax, cumulative-effect adjustment in other comprehensive income as of January 1, 2001 representing the fair value of an interest rate swap designated as a cash flow hedge.

   Statement of Financial Accounting Standards No. 141, "Business
Combinations," ("FAS 141"), effective for business combinations initiated after June 30, 2001, provides guidance on accounting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.

   Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("FAS 142"), effective for fiscal years beginning after December 15, 2001, requires that goodwill recorded from business combinations completed on or before June 30, 2001 shall no longer be amortized after the effective date. In addition, goodwill recorded as a result of a business combination completed after June 30, 2001 will not be amortized. Goodwill, however, must be reviewed for impairment in connection with the implementation of this standard and subsequently on an annual basis. The effect of adopting FAS 142 is still being assessed.

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

   All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Some of the factors that might cause such a difference include risks and uncertainties which are detailed in Note 14 and in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   There have been no significant changes in market risks from those disclosed in Item 7A. of Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

Part II. OTHER INFORMATION

Item 1. LEGAL PROCEEDINGS

   During the second quarter of 2001, a subsidiary of the Company received a draft consent order from the State of Connecticut Department of Environmental Protection proposing penalties for alleged violations of its wastewater discharge permit and treatment system failures of a now discontinued operation. The Company believes that no harm to the environment occurred and is currently evaluating the order, but believes that the potential impact will not be material to the Company's consolidated financial position, results of operations or cash flows.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   The Company's Annual Meeting of Stockholders was held on May 9, 2001. Stockholders elected ten Directors to serve for one-year terms, until the next Annual Meeting to be held in 2002.

   1. Election of Nominees to the Board of Directors

                                                               For     Withheld
                                                            ---------- ---------
     Lee A. Asseo.......................................... 12,333,857 1,133,148
     Samuel P. Cooley...................................... 12,339,764 1,127,241
     W. Leslie Duffy....................................... 12,313,576 1,153,429
     David Freeman......................................... 12,341,763 1,125,242
     Suzanne Hammett....................................... 12,341,663 1,125,342
     Robert E. McGill, III................................. 12,320,426 1,146,579
     Christopher R. Skomorowski............................ 11,294,070 2,152,935
     Elliott F. Whitely.................................... 12,309,803 1,157,202
     Roger M. Widmann...................................... 12,311,974 1,155,031
     Albert E. Wolf........................................ 12,340,763 1,126,242

Item 6. EXHIBITS AND REPORTS ON FORM 8-K

   a. Exhibits

   3.1--Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K dated March 21, 2001, and incorporated herein by reference).

   3.2--By-laws of the Registrant (filed as Exhibit 3(ii) to the Registrant's Quarterly Report on Form 10-Q dated November 12, 1999, and incorporated herein by this reference).

   b. Reports on Form 8-K

   The Company did not file any reports on Form 8-K during the three months ended June 30, 2001.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LYDALL, INC.
                                           (Registrant)

August 10, 2001                                   /s/ Thomas P. Smith
                                          By __________________________________
                                                      Thomas P. Smith
                                                Vice President--Controller
                                             (On behalf of the Registrant and
                                             as Principal Accounting Officer)