Form 10-Q
period 2001-09-30
LYDALL INC /DE/
filed 2001-11-14
CIK 60977

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

               For the quarterly period ended September 30, 2001

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

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  Common stock $.10 par value per share.
  Total Shares outstanding November 14, 2001           15,918,240

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                  LYDALL, INC.

                                     INDEX

                                                                       Page No.
                                                                       --------
 Part I. Financial Information
       Item 1. Financial Statements
               Consolidated Condensed Balance Sheets................        3
               Consolidated Condensed Statements of Net Income
               (Loss) and Comprehensive Income (Loss)...............      4-5
               Consolidated Condensed Statements of Cash Flows......        6
               Notes to Consolidated Condensed Financial State-
               ments................................................      7-9
       Item 2. Management's Discussion and Analysis of Financial
               Condition and Results of Operations..................    10-14
       Item 3. Quantitative and Qualitative Disclosures about Market
               Risk.................................................       14
 Part II. Other Information
       Item 6. Exhibits and Reports on Form 8-K.....................       15
 Signature...........................................................      16

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

                         LYDALL, INC. AND SUBSIDIARIES

                     CONSOLIDATED CONDENSED BALANCE SHEETS
                                 (In Thousands)

                                                      September 30, December 31,
                                                          2001          2000
                                                      ------------- ------------
                                                       (Unaudited)
                       ASSETS
Current assets:
  Cash and cash equivalents..........................   $  2,622      $  2,220
  Accounts receivable, net...........................     36,974        39,993
  Inventories:
    Finished goods...................................     10,066         9,933
    Work in process..................................      6,197         5,820
    Raw materials....................................      8,192         6,272
    LIFO reserve.....................................       (555)         (555)
                                                        --------      --------
  Total inventories..................................     23,900        21,470
  Income taxes receivable............................        372         2,705
  Prepaid expenses...................................      2,250         1,632
  Net investment in discontinued segments............      1,547        14,285
  Assets held for sale...............................      1,654         6,200
  Deferred tax assets................................      7,723         7,290
                                                        --------      --------
    Total current assets.............................     77,042        95,795
Property, plant and equipment, at cost...............    132,652       126,711
Less: accumulated depreciation.......................    (59,375)      (52,291)
                                                        --------      --------
                                                          73,277        74,420
Other assets, at cost, less amortization.............     25,943        24,749
                                                        --------      --------
  Total assets.......................................   $176,262      $194,964
                                                        ========      ========
        LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt..................   $  8,710      $  7,101
  Accounts payable...................................     12,442        19,154
  Accrued taxes......................................      2,627           844
  Accrued payroll and other compensation.............      3,739         7,244
  Liabilities related to assets held for sale........        --            421
  Other accrued liabilities..........................      6,660         6,481
                                                        --------      --------
    Total current liabilities........................     34,178        41,245
Long-term debt.......................................      7,377        24,927
Deferred tax liabilities.............................     10,785        11,183
Other long-term liabilities..........................      6,063         5,856
Commitments and contingencies
Stockholders' equity:
  Preferred stock....................................        --            --
  Common stock.......................................      2,201         2,196
  Capital in excess of par value.....................     40,858        40,335
  Retained earnings..................................    143,206       137,664
  Accumulated other comprehensive income.............     (6,764)       (6,800)
                                                        --------      --------
                                                         179,501       173,395
  Less: treasury stock, at cost......................    (61,642)      (61,642)
                                                        --------      --------
    Total stockholders' equity.......................    117,859       111,753
                                                        --------      --------
  Total liabilities and stockholders' equity.........   $176,262      $194,964
                                                        ========      ========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF NET INCOME (LOSS)
                        AND COMPREHENSIVE INCOME (LOSS)
                      (In Thousands Except Per-Share Data)

                                                               Three Months
                                                                  Ended
                                                              September 30,
                                                             -----------------
                                                              2001      2000
                                                             -------  --------
                                                               (Unaudited)
Net sales..................................................  $53,478  $ 65,966
Cost of sales..............................................   39,008    48,654
                                                             -------  --------
Gross margin...............................................   14,470    17,312
Selling, product development and administrative expenses...   11,168    11,956
                                                             -------  --------
Operating income...........................................    3,302     5,356
Other (income) expense:
  Investment income........................................      (66)       (5)
  Interest expense.........................................      241       118
  Foreign currency transaction (gain) loss.................      (26)      364
  Loss on sale of operations...............................      --     29,529
  Other....................................................       90       (44)
                                                             -------  --------
                                                                 239    29,962
                                                             -------  --------
Income (loss) from continuing operations before income
 taxes.....................................................    3,063   (24,606)
Income tax expense (benefit)...............................      710    (8,639)
                                                             -------  --------
Income (loss) from continuing operations...................    2,353   (15,967)
Discontinued operations:
  Income from operations of discontinued segments, net of
   tax expense of $74......................................      --        241
                                                             -------  --------
Net income (loss)..........................................  $ 2,353  $(15,726)
                                                             =======  ========
Basic earnings (loss) per common share:
  Continuing operations....................................  $   .15  $  (1.01)
  Discontinued operations..................................      --        .02
                                                             -------  --------
  Net income (loss)........................................  $   .15  $   (.99)
Diluted earnings (loss) per common share:
  Continuing operations....................................  $   .15  $  (1.01)
  Discontinued operations..................................      --        .02
                                                             -------  --------
  Net income (loss)........................................  $   .15  $   (.99)
Weighted average common stock outstanding..................   15,917    15,809
Weighted average common stock and equivalents outstanding..   16,024    15,809
Net income (loss)..........................................  $ 2,353  $(15,726)
Other comprehensive income (loss), before tax:
  Foreign currency translation adjustments.................      737    (2,118)
  Change in fair value of derivative instrument............     (140)      --
                                                             -------  --------
Other comprehensive income (loss), before tax..............      597    (2,118)
Income tax (expense) benefit related to items of other
 comprehensive income (loss)...............................     (209)      736
                                                             -------  --------
Other comprehensive income (loss), net of tax..............      388    (1,382)
                                                             -------  --------
Comprehensive income (loss)................................  $ 2,741  $(17,108)
                                                             =======  ========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

             CONSOLIDATED CONDENSED STATEMENTS OF NET INCOME (LOSS)
                        AND COMPREHENSIVE INCOME (LOSS)
                      (In Thousands Except Per-Share Data)

                                                             Nine Months Ended
                                                               September 30,
                                                             ------------------
                                                               2001      2000
                                                             --------  --------
                                                                (Unaudited)
Net sales..................................................  $170,683  $203,964
Cost of sales..............................................   122,813   151,466
                                                             --------  --------
Gross margin...............................................    47,870    52,498
Selling, product development and administrative expenses...    36,272    38,148
                                                             --------  --------
Operating income...........................................    11,598    14,350
Impairment and restructuring charges.......................     3,389       --
Other (income) expense:
  Investment income........................................      (157)     (163)
  Interest expense.........................................       817       957
  Foreign currency transaction loss........................       172       369
  Loss from sale of operations.............................       --     23,464
  Other....................................................       133      (251)
                                                             --------  --------
                                                                  965    24,376
                                                             --------  --------
Income (loss) from continuing operations before income
 taxes.....................................................     7,244   (10,026)
Income tax expense (benefit)...............................     2,078    (3,393)
                                                             --------  --------
Income (loss) from continuing operations...................     5,166    (6,633)
Discontinued operations:
  (Loss) income from operations of discontinued segments,
   net of tax (benefit) expense of ($181) and $322,
   respectively............................................      (308)      827
  Gain on disposal of discontinued segments, net of tax
   expense of $400 and $44, respectively...................       684        71
                                                             --------  --------
Gain from discontinued operations..........................       376       898
                                                             --------  --------
Net income (loss)..........................................  $  5,542  $ (5,735)
                                                             ========  ========
Basic earnings (loss) per common share:
  Continuing operations....................................  $    .33  $   (.42)
  Discontinued operations..................................       .02       .06
                                                             --------  --------
  Net income (loss)........................................  $    .35     ($.36)
                                                             ========  ========
Diluted earnings (loss) per common share:
  Continuing operations....................................  $    .32  $   (.42)
  Discontinued operations..................................       .02       .06
                                                             --------  --------
  Net income (loss)........................................  $    .34     ($.36)
Weighted average common stock outstanding..................    15,890    15,766
Weighted average common stock and equivalents outstanding..    16,042    15,766
Net income (loss)..........................................  $  5,542  $ (5,735)
Other comprehensive loss, before tax:
  Foreign currency translation adjustments.................        28    (3,508)
  Change in fair value of derivative instrument............      (282)      --
                                                             --------  --------
Other comprehensive loss, before tax.......................      (254)   (3,508)
Income tax benefit related to other comprehensive loss.....        89     1,218
                                                             --------  --------
Other comprehensive loss, net of tax.......................      (165)   (2,290)
                                                             --------  --------
Cumulative effect of change in accounting principle, net of
 tax.......................................................       201       --
                                                             --------  --------
Comprehensive income (loss)................................  $  5,578  $ (8,025)
                                                             ========  ========

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

                CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                 (In Thousands)

                                                           Nine Months Ended
                                                             September 30,
                                                           -------------------
                                                             2001      2000
                                                           --------  ---------
                                                              (Unaudited)
Cash flows from operating activities:
Net income (loss)......................................... $  5,542  $  (5,735)
 Adjustments to reconcile net income (loss) to net cash
  provided by operating activities:
  Depreciation............................................    7,395      7,718
  Amortization............................................    1,161      1,168
  Gain on disposal of discontinued segments...............   (1,289)       (71)
  Loss on sale of operation...............................      --      23,464
  Gain on sale of investments.............................      --        (136)
  Impairment and restructuring charges....................    3,389        --
  Loss on disposition of property, plant and equipment....      --         373
  Foreign currency transaction loss.......................      172        369
  Gain on receipt of common stock from demutualization of
   insurance companies....................................      --        (393)
   Changes in operating assets and liabilities, excluding
    effects from acquisitions:
   Accounts receivable....................................    4,099     (6,447)
   Income taxes receivable................................    2,583     (4,490)
   Inventories............................................   (2,044)    (4,364)
   Other assets...........................................   (1,911)    (1,581)
   Accounts payable.......................................   (6,152)     4,698
   Accrued taxes..........................................      685        (43)
   Accrued payroll and other compensation.................   (4,306)     4,818
   Deferred income taxes..................................     (793)     1,509
   Other long-term liabilities............................      169       (274)
   Other accrued liabilities..............................   (2,308)    (4,226)
                                                           --------  ---------
  Total adjustments.......................................      850     22,092
                                                           --------  ---------
Net cash provided by operating activities.................    6,392     16,357
                                                           --------  ---------
Cash flows from investing activities:
 Proceeds from disposal of discontinued segments..........   14,321      1,819
 Proceeds from sales of operations........................      956     12,037
 Proceeds from sales of investments.......................      --         529
 Proceeds from post-closing net equity adjustment.........    1,357        --
 Additions of property, plant, and equipment..............   (7,954)   (15,855)
                                                           --------  ---------
Net cash provided by (used for) investing activities......    8,680     (1,470)
                                                           --------  ---------
Cash flows from financing activities:
 Debt payments............................................  (31,793)  (133,578)
 Debt proceeds............................................   16,660    119,550
 Issuance of common stock.................................      528        828
                                                           --------  ---------
Net cash used for financing activities....................  (14,605)   (13,200)
                                                           --------  ---------
Effect of exchange rate changes on cash...................      (65)       421
Increase in cash and cash equivalents.....................      402      2,108
Cash and cash equivalents at beginning of period..........    2,220      1,154
                                                           --------  ---------
Cash and cash equivalents at end of period................ $  2,622  $   3,262
                                                           ========  =========
Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
 Interest................................................. $    676  $   1,388
 Income taxes.............................................    1,063        900

     See accompanying Notes to Consolidated Condensed Financial Statements.

                         LYDALL, INC. AND SUBSIDIARIES

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying consolidated condensed financial statements include the accounts of Lydall, Inc. and its wholly owned subsidiaries (collectively, the "Company"). All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the consolidated condensed financial statements. Management believes that all adjustments, which include only normal recurring accruals, necessary to fairly present the statements of financial position and results of operations for the periods presented have been included. The year-end consolidated condensed balance sheet data was derived from the December 31, 2000 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

2. Basic earnings (loss) per common share are based on income (loss) from continuing operations and net income (loss) divided by the weighted average number of common shares outstanding during the period. Diluted earnings
   (loss) per common share are based on income (loss) from continuing operations and net income (loss) divided by the weighted average number of common shares outstanding during the period, including the effect of stock options, where such effect is dilutive. As the Company reported a loss from continuing operations and a net loss for the quarter and nine months ended September 30, 2000, no equivalent shares were included in the calculation of diluted earnings per share for such periods as the effect is not dilutive.

                                 For the Quarter Ended        For the Quarter Ended
                                  September 30, 2001            September 30, 2000
                                      (unaudited)                  (unaudited)
                             ----------------------------- ----------------------------
                             Income from                   Loss from
                             Continuing                    Continuing
                             Operations  Shares  Per-Share Operations Shares  Per-Share
                              ($000's)   (000's)  Amount    ($000's)  (000's)  Amount
                             ----------- ------- --------- ---------- ------- ---------
   Basic earnings (loss)
    per share..............    $2,353    15,917    $ .15    $(15,967) 15,809   $(1.01)
   Effect of dilutive stock
    options................       --        107      --          --      --       --
                               ------    ------    -----    --------  ------   ------
   Diluted earnings (loss)
    per share..............    $2,353    16,024    $ .15    $(15,967) 15,809   $(1.01)
                               ======    ======    =====    ========  ======   ======

                             Net Income  Shares  Per-Share  Net Loss  Shares  Per-Share
                              ($000's)   (000's)  Amount    ($000's)  (000's)  Amount
                             ----------- ------- --------- ---------- ------- ---------
   Basic earnings (loss)
    per share..............    $2,353    15,917    $ .15    $(15,726) 15,809   $ (.99)
   Effect of dilutive stock
    options................       --        107      --          --      --       --
                               ------    ------    -----    --------  ------   ------
   Diluted earnings (loss)
    per share..............    $2,353    16,024    $ .15    $(15,726) 15,809   $ (.99)
                               ======    ======    =====    ========  ======   ======

                               For the Nine Months Ended    For the Nine Months Ended
                                  September 30, 2001            September 30, 2000
                                      (unaudited)                  (unaudited)
                             ----------------------------- ----------------------------
                             Income from                   Loss from
                             Continuing                    Continuing
                             Operations  Shares  Per-Share Operations Shares  Per-Share
                              ($000's)   (000's)  Amount    ($000's)  (000's)  Amount
                             ----------- ------- --------- ---------- ------- ---------
   Basic earnings (loss)
    per share..............    $5,166    15,890    $ .33    $ (6,633) 15,766   $ (.42)
   Effect of dilutive stock
    options................       --        152     (.01)        --      --       --
                               ------    ------    -----    --------  ------   ------
   Diluted earnings (loss)
    per share..............    $5,166    16,042    $ .32    $ (6,633) 15,766   $ (.42)
                               ======    ======    =====    ========  ======   ======

                             Net Income  Shares  Per-Share  Net Loss  Shares  Per-Share
                              ($000's)   (000's)  Amount    ($000's)  (000's)  Amount
                             ----------- ------- --------- ---------- ------- ---------
   Basic earnings (loss)
    per share..............    $5,542    15,890    $ .35    $ (5,735) 15,766   $ (.36)
   Effect of dilutive stock
    options................       --        152     (.01)        --      --       --
                               ------    ------    -----    --------  ------   ------
   Diluted earnings (loss)
    per share..............    $5,542    16,042    $ .34    $ (5,735) 15,766   $ (.36)
                               ======    ======    =====    ========  ======   ======

                         LYDALL, INC. AND SUBSIDIARIES

3. In January 2001, the Company's Board of Directors adopted a plan to discontinue the operations of the Paperboard Segment, consisting principally of the Southern Products and Lydall & Foulds Divisions. Accordingly, the operating results of this segment have been segregated from continuing operations and reported as discontinued operations for all periods presented.

  On February 1, 2001, the Company announced that the Lydall & Foulds Division would be closed on April 1, 2001. Additionally, on February 5, 2001, the Company sold the Southern Products Division for approximately $14.2 million in cash. In total, the disposition of the Paperboard Segment resulted in a gain, net of tax, of $.8 million, or $.05 per diluted share. The sale of the Southern Products Division resulted in a gain, net of tax, of $3.6 million, or $.23 per diluted share. The closing of the Lydall & Foulds Division resulted in a loss, net of tax, of $2.8 million, or $.18 per diluted share, representing costs incurred from the measurement date, an estimate of other exit costs to be incurred during the phase-out period, and an adjustment to net realizable value for certain current and long-lived assets.

  Paperboard Segment net assets to be disposed of consisting primarily of accounts receivable, inventory and property, plant and equipment of the Lydall & Foulds Division, with a total net realizable value of $1.5 million, have been classified in the Consolidated Condensed Balance Sheet at September 30, 2001 as "Net Investment in Discontinued Segments."

4. During the quarter ended March 31, 2001, the Company recorded an impairment charge before tax of $.8 million, or $.03 per diluted share after-tax, related to assets held for sale owned by its fiberboard operation. On April 2, 2001, the Company sold certain assets of this operation for approximately $.9 million in cash and a note receivable for $1.0 million, and announced that the operation would be closed. During the second quarter of 2001, the Company recorded a pre-tax charge of $2.6 million, or $.10 per diluted share after-tax, for closing costs, severance benefits and additional impairment on assets held for sale. Approximately $1.2 million of closing costs and severance benefits have been paid through September 30, 2001.

5. Lydall's reportable segments are: Thermal/Acoustical and Filtration/Separation. All other products and services are aggregated in Other Products and Services. For a full description of each segment, refer to the "Notes to Consolidated Financial Statements" reported in the Company's Annual Report on Form 10-K for the year ended December 31, 2000. The table below presents net sales and operating income by segment for the three and nine months ended September 30, 2001 and 2000.

   In thousands                  Thermal/  Filtration/ Other Products Reconciling Consolidated
   For the Three Months Ended   Acoustical Separation    & Services      Items       Totals
   --------------------------   ---------- ----------- -------------- ----------- ------------
   September 30, 2001
     Net sales...............    $ 30,233    $15,850      $ 7,794      $   (399)    $ 53,478
     Operating income........    $  3,905    $ 2,139      $   784      $ (3,526)    $  3,302
                                 ========    =======      =======      ========     ========
   September 30, 2000
     Net sales...............    $ 41,568    $16,739      $ 8,711      $ (1,052)    $ 65,966
     Operating income........    $  4,521    $ 2,640      $   776      $ (2,581)    $  5,356
                                 ========    =======      =======      ========     ========
   In thousands                  Thermal/  Filtration/ Other Products Reconciling Consolidated
   For the Nine Months Ended    Acoustical Separation    & Services      Items       Totals
   -------------------------    ---------- ----------- -------------- ----------- ------------
   September 30, 2001
     Net sales...............    $ 95,683    $51,056      $25,593      $ (1,649)    $170,683
     Operating income........    $ 14,491    $ 5,367      $ 2,515      $(10,775)    $ 11,598
                                 ========    =======      =======      ========     ========
   September 30, 2000
     Net sales...............    $126,707    $50,393      $29,940      $ (3,076)    $203,964
     Operating income........    $ 12,172    $ 7,819      $ 3,114      $ (8,755)    $ 14,350
                                 ========    =======      =======      ========     ========

                         LYDALL, INC. AND SUBSIDIARIES

6. During the quarter ended June 30, 2001, the Company received $1.4 million as a post-closing net equity adjustment related to its December 31, 1998 acquisition of Gerhardi.

7. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" (collectively referred to hereafter as "FAS 133"). In accordance with the transition provisions of FAS 133, the Company recorded a $.2 million, net-of-tax, cumulative-effect adjustment in other comprehensive income as of January 1, 2001 representing the fair value of an interest rate swap formally designated as a cash flow hedge.

   The interest rate swap has been formally designated as a cash flow hedge that is utilized to convert the base rate component of the variable interest rate on the Company's term loan to a fixed rate. In accordance with FAS 133, the swap is recorded at its fair value as of the balance sheet date. Changes in the fair value of the swap are recorded in other comprehensive income. The Company reassesses the effectiveness of the hedge on an ongoing basis. If it is determined that the interest rate swap has ceased to be highly effective as a hedge, the Company will discontinue hedge accounting prospectively and changes in the fair value of the interest rate swap will then be reported in current-period earnings.

8. On October 19, 2001 the Company acquired for cash certain assets and assumed certain liabilities of Affinity Industries Inc. ("Affinity"), a privately held designer and manufacturer of high-precision specialty temperature-control equipment for industrial processes for demanding semiconductor, pharmaceutical, medical, laser, industrial and telecommunication applications. Under the terms of the asset purchase agreement and in consideration therefor, the Company paid $17.4 million to Affinity and assumed approximately $.5 million of certain liabilities, consisting primarily of trade payables. In addition, the agreement provides for an additional $2.0 million of consideration to be paid, a portion of which is contingent upon the occurrence of certain events. The purchase price is also subject to a post-closing net asset adjustment as defined in the agreement. In addition, the Company purchased for $2.3 million in cash, the land and building where Affinity is located, from Clear Lake Realty Corporation. The purchases will be accounted for in accordance with Statement of Financial Accounting Standards No. 141 and No. 142, which are described in footnote 9.

   The acquisitions were funded through borrowings on the Company's existing credit facility. The operating results of Affinity will be included in the Company's consolidated financial statements from the date of acquisition.

9. Statement of Financial Accounting Standards No. 141, "Business
   Combinations," ("FAS 141"), effective for business combinations initiated after June 30, 2001, provides guidance on accounting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.

   Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("FAS 142"), effective for fiscal years beginning after December 15, 2001, requires that goodwill recorded from business combinations completed on or before June 30, 2001 no longer be amortized after the effective date. In addition, goodwill recorded as a result of a business combination completed after June 30, 2001 will not be amortized. Goodwill, however, must be reviewed for impairment in connection with the implementation of this standard and annually thereafter, the impact of this review is still being assessed. Beginning in 2002, annual amortization of approximately $1.25 million related to goodwill from acquisitions completed prior to June 30, 2001 will no longer be recorded.

   Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("FAS 144"), effective for fiscal years beginning after December 15, 2001, establishes the reporting and accounting for the impairment or disposal of long-lived assets. Management believes that the adoption of this standard will have no material impact on the Company's consolidated financial position, results of operations or cash flows.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

 Net Sales

  The Company recorded net sales of $53.5 million in the third quarter of 2001 compared with $66.0 million for the same quarter of 2000, a decline of $12.5 million or 18.9 percent. Third quarter 2000 net sales included $11.0 million of sales from operations that were disposed of prior to the third quarter of 2001. After adjusting net sales for the disposed of operations, sales from the Company's core operations decreased $1.5 million, 2.6 percent, from the same period last year.

  For the nine months ended September 30, 2001 net sales were $170.7 million, a decrease of $33.3 million, or 16.3 percent, from $204.0 million for the comparable period of the prior year. The disposition of several operations during 2000 and the first quarter of 2001 resulted in a $37.7 million decrease in net sales for the nine months ended September 30, 2001 compared with the same period in 2000. After adjusting sales for the dispositions, sales from core operations increased $4.4 million, or 2.7 percent, for the nine-month period ended September 30, 2001 compared with the same period for 2000.

 Gross Margin

  Gross margin for the third quarter of 2001 was 27.1 percent compared with
  26.2 percent for the same quarter of 2000 and 28.0 percent and 25.7 percent for the nine months ended September 30, 2001 and 2000, respectively. For the quarter and nine months ended September 30, 2001, gross margin was positively impacted by the disposition of two German operations at the end of the third quarter of 2000, as those operations generated gross margins significantly below the Company's average. This improvement was offset by lower than expected sales volume of the Company's automotive thermal/acoustical products due to extended shutdowns at OEM factories and competitive market conditions in the Company's air filtration business.

 Selling, Product Development and Administrative Expense

  For the quarter and nine months ended September 30, 2001 selling, product development and administrative expense decreased to $11.2 million and $36.3 million from $12.0 million and $38.1 million from the same periods of 2000 due to Management's focus on reducing this expense and the disposition of the fiberboard operation.

 Impairment and Restructuring Charges

  During the nine months ended September 30, 2001, the Company recorded a pre-tax charge of $3.4 million, or $.13 per share after-tax, for closing costs, severance benefits and impairment of fiberboard operation assets held for sale. On April 2, 2001, the Company sold certain assets of this operation for approximately $1.9 million and announced that the operation would be closed.

   No impairment or restructuring charges were recorded in the third quarter of 2001.

 Other (Income) Expense

  For the quarter ended September 30, 2001, other expense, primarily interest expense, was $.2 million. For the quarter ended September 30, 2000, other expense was $30.0 million and was primarily comprised of a loss of $29.5 million from the sale of two German operations and $.4 million of foreign currency transaction losses.

  For the nine months ended September 30, 2001, other expense was $1.0 million and primarily consisted of interest expense of $.8 million and foreign currency transaction losses of $.2 million. For the nine months ended September 30, 2000 other expense was $24.4 million and consisted primarily of a $29.5 million loss from the sale of two German operations and interest expense of $1.0 million, offset by a $6.1 million gain on the sale of the Hoosick Falls Operation.

 Income Tax Expense

  The income tax rate for the third quarter of 2001 declined to 23.2 percent from 35.1 percent for the third quarter of 2000, primarily as a result of settling certain tax audits during the period.

Segment Results


 Thermal/Acoustical

  Thermal/Acoustical net sales decreased $11.3 million (27.3%) and $31.0 million (24.4%) for the third quarter and nine months ended September 30, 2001, respectively, compared to the same periods of 2000. Net sales for the third quarter and first nine months ended September 30, 2001 compared with the same periods in 2000 excluded $10.2 million and $35.3 million, respectively, of sales from divested operations. After adjusting net sales for the divested operations, sales decreased $1.1 million and increased $4.3 million for the third quarter and first nine months of 2001, respectively. The majority of the Thermal/Acoustical Segment consists of Lydall's automotive heat shield and acoustical barrier business with the remainder comprised of high-temperature insulating products, specialty building materials, and cryogenic insulation. These latter markets slowed significantly in conjunction with the general economy. Lydall's automotive business, which recorded significant growth year to date, was relatively flat quarter to quarter. The automotive group benefited from sales of new products introduced during the year despite lower overall demand, extended OEM plant shutdowns, and a general malaise by consumers following the terrorist attacks.

  Thermal/Acoustical operating income for the third quarter decreased $.6 million (13.6%) compared with the same quarter of 2000. Operating income for the first nine months of 2001 increased $2.3 million (19.1%) over the same period of 2000. Operating margin improved from 10.9 percent and 9.6 percent for the quarter and nine-month period ended September 30, 2000 to
  12.9 percent and 15.1 percent for the same periods of 2001. Operating income in the third quarter 2001 was down due to lower demand for industrial thermal products and lower than anticipated automotive sales partially offset by increased profitability from the German operation. Operating income growth for the nine months ended September 30, 2001 was driven by the German dispositions and growth in the automotive business offset by the downturn in industrial thermal products.

 Filtration/Separation

  Filtration/Separation net sales for the third quarter of 2001 decreased $.9 million (5.3%) from the same period of 2000. Net sales for the first nine months of 2001 increased $.7 million (1.3%) compared with the first nine months of 2000. Growth in sales of bio-processing and new filtration products for the quarter and nine months ended September 30, 2001 was offset by slowing high-efficiency air filtration media markets as well as lower Far East demand for air filtration products.

  Filtration/Separation operating income decreased $.5 million (19.0%) for the third quarter of 2001 and $2.5 million (31.3%) for the nine-month period ended September 30, 2001 compared to the same periods of 2000. Third quarter operating income was down primarily because of market conditions affecting the Company's air filtration business. The nine months ended September 30, 2001 was also affected by inventory write-offs related to medical products not expected to be sold prior to FDA expiration dates and manufacturing cost overruns associated with bio-processing products. These cost overruns were resolved in the third quarter.

 Other Products and Services

  Other Products and Services net sales decreased $.9 million (10.5%) and $4.3 million (14.5%) for the quarter and nine month periods ended September 30, 2001, respectively, compared with the same periods in 2000. The fiberboard business, closed on April 2, 2001, generated net sales of $.8 million in the third quarter of 2000, accounting for a majority of the quarter-to-quarter decrease. The closed fiberboard and sold gasket businesses, combined, represented $2.9 million of the nine-month decline. The remaining decrease for the nine-month period was due to lower demand for the Company's specialty substrates. The lower demand for specialty substrates, primarily caused by a slow down in the economy, was offset by modest growth in logistics revenues.

  Other Products and Services operating income was flat quarter to quarter and declined $.6 million for the nine months ended September 30, 2001 compared with the same period in 2000. The year to date decrease was primarily due to lower sales volume of specialty substrates and the closing of the fiberboard operation.

Other Events/Outlook

  Lydall Transport, in partnership with the Virginia Port Authority and its operating company, Virginia International Terminals, Inc., announced the opening of a world-class paper distribution facility at The Port of Virginia's Newport News Marine Terminal. The new facility will be operated as the Lydall Paper Distribution Center under the management of Lydall and will offer Port customers the advantages of a fully dedicated, on-terminal paper distribution warehouse operation. The new, 100,000-square-foot facility is expected to be fully operational by December 2001.

  On October 19, 2001, Lydall purchased substantially all of the assets and assumed certain liabilities of Affinity Industries Inc., a privately held company, for $21.7 million in cash, a portion of which is contingent on the occurrence of certain events. Affinity, located in Ossipee, New Hampshire, is a premier designer and manufacturer of high-precision specialty temperature-control equipment for industrial processes for demanding semiconductor, pharmaceutical, medical, laser, industrial and telecommunication applications and complements Lydall's existing industrial thermal businesses. Results of the Ossipee Operation will be reported as part of the Thermal/Acoustical Segment.

  The acquisition of Affinity represents the first step in Lydall's strategy to broaden its industrial thermal focus in value segments of high growth markets. The Affinity product line extends Lydall's technology base while establishing a key position in some very dynamic and developing markets. Sales of approximately $18 million are forecast for 2002 and the acquisition is expected to be accretive to 2002 earnings beginning in the first quarter.

  The Company believes that despite the continued downturn in the economy and the impact of the events of September 11th, earnings, excluding exit costs and impairment losses related to the closing of the fiberboard operation, for the year at the lower end of the previously forecasted $.62 to $.72 per diluted share may still be achievable. However, current market conditions make it difficult to project results for the fourth quarter with a high degree of accuracy.

  For the long-term, Lydall's thermal/acoustical and filtration/separation businesses remain healthy and are expected to strengthen. Lydall has booked new automotive thermal/acoustical business scheduled to begin at the end of 2001 and ramp up in 2002. Demand for the Company's bio-processing products is projected to increase, and management is currently working to improve manufacturing efficiencies for this product. Lydall continues to leverage its market position in the air and water filtration market by expanding the Company's technology and range of products.

Liquidity and Capital Resources

  At September 30, 2001, cash and cash equivalents were $2.6 million compared with $2.2 million at December 31, 2000. Working capital at September 30, 2001 was $42.9 million compared with $54.6 million at December 31, 2000. The reduction in working capital is mainly due to the sale of the Southern Products Division of the Paperboard Segment during the first quarter of 2001 and the sale and write-down of certain assets of the fiberboard operation during the first half of 2001.

  Capital expenditures were $8.0 million for the nine months ended September 30, 2001 compared with $15.9 million for the same period in 2000 when the Company was in the process of completing several major capital projects.

  As of September 30, 2001, the Company had unused borrowing capacity of approximately $52.1 million under various credit facilities. In October, unused borrowing capacity was reduced by $15.0 million to fund the acquisition of Affinity Industries Inc. Management believes that the Company's cash and cash equivalents, operating cash flow, and remaining unused borrowing capacity are sufficient to meet current and anticipated requirements for the foreseeable future.

Accounting Standards

  On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by Statement of Financial Accounting Standards No. 137, "Accounting for Derivative Instruments and Hedging Activities-- Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133" and Statement of Financial Accounting Standards No. 138, "Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133" (collectively referred to hereafter as "FAS 133"). In accordance with the transition provisions of FAS 133, the Company recorded a $.2 million, net-of-tax, cumulative-effect adjustment in other comprehensive income as of January 1, 2001 representing the fair value of an interest rate swap formally designated as a cash flow hedge.

  Statement of Financial Accounting Standards No. 141, "Business
  Combinations," ("FAS 141"), effective for business combinations initiated after June 30, 2001, provides guidance on accounting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.

  Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," ("FAS 142"), effective for fiscal years beginning after December 15, 2001, requires that goodwill recorded from business combinations completed on or before June 30, 2001 no longer be amortized after the effective date. In addition, goodwill recorded as a result of a business combination completed after June 30, 2001 will not be amortized. Goodwill, however, must be reviewed for impairment in connection with the implementation of this standard and annually thereafter, the impact of this review is still being assessed. Beginning in 2002, annual amortization of approximately $1.25 million related to goodwill from acquisitions completed prior to June 30, 2001 will no longer be recorded.

  Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," ("FAS 144"), effective for fiscal years beginning after December 15, 2001, establishes the reporting and accounting for the impairment or disposal of long-lived assets. Management believes that the adoption of this standard will not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Forward-Looking Information

  In the interest of more meaningful disclosure, Lydall and its management make statements regarding the future outlook of the Company that constitute "forward-looking statements" under the securities laws. These forward looking statements are intended to provide management's current expectations for the future operating and financial performance of the Company, based on assumptions currently believed to be valid. Forward-looking statements are included under the "Other Events/Outlook" section of this Item and elsewhere within this report and are generally identified through the use of language such as "believe," "expect," "estimate," "anticipate" and other words of similar meaning in connection with discussion of future operating or financial performance.

  All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Some of the factors that might cause such a difference include risks and uncertainties that are detailed in Note 14 and in the "Management's Discussion and Analysis of Financial Condition and Results of Operations" section of the Company's Annual Report on Form 10-K for the year ended December 31, 2000.

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

   b. Reports on Form 8-K

    On November 2, 2001, a report of Form 8-K (File No. 1-7665) was filed to disclose the acquisition of certain assets and assumption of certain liabilities under Item 5, Other Events and Regulation FD Disclosures, pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                                   SIGNATURE

   Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          LYDALL, INC.
                                           (Registrant)

November 14, 2001
                                          By      /s/ Thomas P. Smith
                                             ----------------------------------
                                                      Thomas P. Smith
                                                Vice President--Controller
                                             (On behalf of the Registrant and
                                             as Principal Accounting Officer)