Form 10-K405
period 2001-12-31
LYDALL INC /DE/
filed 2002-03-25
CIK 60977

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                   Form 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                          ACT OF 1934 (Fee Required)
                  For the Fiscal Year Ended December 31, 2001

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

                 Title of each class    Name of each exchange on
                 -------------------        which registered
                                            ----------------
               Common Stock, $.10 par
                         value           New York Stock Exchange

                               -----------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On March 11, 2002, the aggregate market value of the Registrant's voting stock held by nonaffiliates was $207,863,310.

On March 11, 2002, there were 15,986,181 shares of Common Stock outstanding, exclusive of treasury shares.

                               -----------------

                      DOCUMENTS INCORPORATED BY REFERENCE

   Part III incorporates information by reference from the definitive Proxy Statement to be distributed in connection with the Registrant's Annual Meeting of Stockholders to be held on May 8, 2002.

                 The exhibit index is located on pages 16-19.

                      INDEX TO ANNUAL REPORT ON FORM 10-K

                         Year Ended December 31, 2001

                                                                                               Page
                                                                                               ----
PART I
Item 1.  Business.............................................................................   1
Item 2.  Properties...........................................................................   4
Item 3.  Legal Proceedings....................................................................   4
Item 4.  Submission of Matters to a Vote of Security Holders..................................   4
Item 4a. Executive Officers of the Registrant.................................................   5

PART II
Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters................   6
Item 6.  Selected Financial Data..............................................................   7
Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations   8
Item 7a. Quantitative and Qualitative Disclosure about Market Risk............................  13
Item 8.  Financial Statements and Supplementary Data..........................................  14
Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.  14

PART III
Item 10. Directors and Executive Officers of the Registrant...................................  15
Item 11. Executive Compensation...............................................................  15
Item 12. Security Ownership of Certain Beneficial Owners and Management.......................  15
Item 13. Certain Relationships and Related Transactions.......................................  15

The information called for by Items 10, 11, 12, and 13, to the extent not included in this document, is incorporated herein by reference to such information included under the captions "Election of Directors," "Common Stock Ownership of Management," "Directors' Compensation," and "Executive Compensation," in the Company's definitive Proxy Statement to be distributed in connection with the 2002 Annual Meeting of Stockholders.

 PART IV
 Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K 16
          Signatures...................................................... 20

                                    PART I

Item 1. BUSINESS

Lydall, Inc. and its subsidiaries are hereafter collectively referred to as "Lydall," the "Company," or the "Registrant." Lydall is a manufacturer of engineered products for demanding specialty applications.

The Company develops and manufactures engineered specialty papers, automotive heat shields, thermal and acoustical barriers, and certain medical filtration and bioprocessing components, and designs and manufactures high-precision specialty temperature-control units for industrial processes. The majority of the Company's products are sold to original equipment manufacturers and tier-one suppliers.

The Company serves a number of market niches. Lydall's products are primarily sold directly to the customer through an internal sales force and distributed by common carrier or the Company's distribution operation. Within each market niche there are typically several competitors. The Company competes through high-quality, specialty engineered products and superior customer service. Lydall has a number of domestic and foreign competitors for its products, most of whom are either privately owned or divisions of large companies, making it difficult to determine the Company's share of the markets served.

The Company has defined its core businesses as Thermal/Acoustical and Filtration/Separation and stated its long-term strategy to concentrate primarily on these businesses. In accordance with this strategic focus, Lydall completed its restructuring program in 2001 with the discontinuation of its Paperboard Segment, including divestment of the materials-handling business and the closing of its Connecticut boxboard plant. In addition, Lydall sold certain assets of the fiberboard business and subsequently closed its Tennessee plant.

Segments

Lydall's two reportable segments are Thermal/Acoustical and Filtration/Separation. All other businesses are aggregated in Other Products and Services.

Thermal/Acoustical

Lydall's thermal and acoustical barriers, heat shields, temperature-control units, and insulating products protect, control, and insulate within temperature environments ranging from -459(degrees)F (-237(degrees)C) to +3000(degrees)F (+1649(degrees)C).

LyTherm(R) and ManninGlas(R) products are employed as linings for ovens, kilns and furnaces, in glass and metal manufacturing, and in consumer appliances, as well as heating, ventilation, and air-conditioning systems.

Lydall's automotive heat shields and thermal and acoustical barriers, including AMS(TM), dBLyte(R), ZeroClearance(R), and Lytherm(R) products, are comprised of organic and inorganic fiber composites, fiber-and-metal combinations, and all-metal components that are used in cars, trucks, sport-utility vehicles, and vans. The Company holds patents on many of these products, which are employed both inside and outside of vehicle passenger and engine compartments and around such components as exhaust systems, fuel tanks, heat and air-conditioning ducts, batteries, and electronic components.

At the very coldest temperatures (approaching absolute zero), CryoTherm(R) cryogenic materials, composed of 100-percent inorganic fibers, are used for super-insulating applications. These applications include tanker trucks that transport liquid gases, stationary and portable cryogenic storage vessels, gas tanks for vehicles fueled by liquid natural gas, and supercolliders.

In October 2001, Lydall acquired substantially all the assets of Affinity Industries Inc. ("Affinity"). Located in Ossipee, New Hampshire, the operation designs and manufactures high-precision, specialty engineered temperature-control equipment for demanding semiconductor, pharmaceutical, medical, laser and industrial applications. The active thermal control systems of Affinity complement Lydall's existing passive thermal solutions and significantly broaden the Company's market presence.

Thermal/Acoustical Segment sales, before elimination of intersegment sales, represented 56 percent of the Company's net sales in 2001, 61 percent in 2000 and 62 percent in 1999.

Filtration/Separation

The Filtration/Separation Segment includes industrial and consumer air- and liquid-filtration products, vital fluids management systems for medical and biopharmaceutical applications, separation media, and energy-related materials.

LydAir(R) high-efficiency air-filtration media range in filtering efficiencies from 45 percent ASHRAE through all HEPA grades to the highest ULPA, and filter particles as small as 0.1-micron. Uses for these products include industrial and commercial heating, ventilating and air-conditioning systems, clean-room applications, and consumer air-purifying units.

Lydall also produces liquid-filtration media, sold under the LyPore(R) and ActiPure(R) trademarks, used for industrial and residential water purification, in high-efficiency hydraulic oil and lubrication filters for off-road vehicles, trucks, and heavy equipment, and in food and beverage processing.

Energy related products include LyFlex(R) flexible, microporous, carbon nonwoven media used as a gas diffusion layer component in PEM (proton exchange membrane) fuel cell stacks.

The Company's vital fluids management systems are sold by its wholly owned subsidiary, Charter Medical, Ltd. ("Charter Medical"). Charter Medical designs and manufactures specialty blood and cell therapy products and Bio-Pak(TM) sterile containers for use in biopharmaceutical processing. In addition, its medical filter components are employed in blood filtration devices such as cardiotomy reservoirs and autotransfusion filters.

Sales from the Filtration/Separation Segment, before elimination of intersegment sales, represented 30 percent of the Company's net sales in 2001 compared with 26 percent in 2000 and 21 percent in 1999.

Other Products and Services

The largest component of Other Products and Services is Lydall's transport and distribution business. That business specializes in time-sensitive shipments and has an in-depth understanding of the special nature and requirements of the paper and printing industries. Other Products and Services also include electrical insulation, assorted specialty products, and battery separator materials sold in Europe.

Other Products and Services sales, before elimination of intersegment sales, were 15 percent of the Company's net sales in 2001 compared with 15 percent in 2000 and 18 percent in 1999.

Paperboard

In February 2001, the Company discontinued this Segment, which consisted primarily of the Southern Products and Lydall & Foulds Divisions. On February 1, 2001, Lydall announced that the Lydall & Foulds Division would cease operations, and on February 5, 2001, the Southern Products Division was sold.

The results of the Paperboard Segment have been excluded from continuing operations for all years presented. See Note 4 in "Notes to Consolidated Financial Statements."

General Business Information

Lydall holds a number of patents, trademarks, and licenses. While no single patent, trademark or license is critical to the success of Lydall, together these intangible assets are of considerable value to the Company.

The Company's business is generally not seasonal. Lydall maintains levels of inventory and grants credit terms that are normal within the industries it serves. The Company uses a wide range of raw materials in the manufacturing of its products. The majority of raw materials used by Lydall are available from a variety of suppliers who can be substituted if necessary.

Sales to the automotive market represented 47 percent of Lydall's net sales in 2001 compared with 51 percent and 53 percent in 2000 and 1999, respectively. Lydall primarily sells to original equipment manufacturers and tier-one suppliers. Its products are used in a variety of models and applications. Sales to Ford Motor Co. and DaimlerChrysler AG were $34.3 million and $22.7 million, or 15 percent and 10 percent of Lydall's net sales in 2001, respectively. No other single customer accounted for more than 10 percent of the Company's net sales in 2001.

Lydall invested $6.9 million in 2001, $8.3 million in 2000, and $7.6 million in 1999, to develop new products and to improve existing products. Most of Lydall's investment in research and development is application specific; very little is pure research. There were no significant customer-sponsored research and development activities during the past three years.

Lydall's backlog was $21.1 million at December 31, 2001, $26.3 million at December 31, 2000, and $48.5 million at December 31, 1999. Backlog at February 28, 2002 was $22.8 million. The decrease in backlog from December 31, 2000 to December 31, 2001 is primarily the result of a change in the methodology used to calculate backlog. The sale of two of Gerhardi's operations in the third quarter of 2000 caused the majority of the fluctuation in backlog from 1999 to 2000. There are minimal seasonal aspects to Lydall's backlog.

No material portion of Lydall's business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any governmental body.

Lydall believes that its plants and equipment are in substantial compliance with applicable federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Additional measures to maintain compliance with presently enacted laws and regulations are not expected to have a substantially adverse effect on the capital expenditures, earnings, or competitive position of the Company. For information relating to certain environmental proceedings involving the Company, please refer to Note 12 in "Notes to Consolidated Financial Statements."

As of December 31, 2001, Lydall employed 1,193 people. Domestically, five unions under contracts expiring at various points through March 2005 represented approximately 65 of the Company's employees. Lydall considers its employee relationships to be satisfactory and did not have any actual or threatened work stoppages due to union-related activities in 2001. All employees at the Company's facility in France are covered under a National Collective Bargaining Agreement. Certain salaried and all hourly employees at the German operation are also covered under a National Collective Bargaining Agreement.

Foreign and export sales were 30 percent of the Company's net sales in 2001, 37 percent in 2000 and 42 percent in 1999. Export sales are concentrated primarily in Europe, Asia, Mexico, and Canada and were $25.6 million, $27.7 million, and $25.4 million in 2001, 2000, and 1999, respectively. Foreign sales were $40.7 million, $67.8 million, and $89.1 million for the years ended December 31, 2001, 2000, and 1999, respectively. Foreign operations generated after-tax income (losses) of $1.8 million, ($19.8 million) (including the loss from disposition of two unprofitable German operations of $19.3 million), and ($1.2 million) for the years ended December 31, 2001, 2000 and 1999, respectively. Total foreign assets were $32.3 million at December 31, 2001 compared with $36.2 million at December 31, 2000 and $65.0 million at December 31, 1999.

There are no anticipated operating risks related to foreign investment law, expropriation, inflation effects or availability of material, labor and energy. The Company's foreign and domestic operations limit foreign currency exchange transaction risk by completing transactions in their functional currencies whenever possible or through the use of foreign currency forward exchange contracts when deemed appropriate.

Item 2. PROPERTIES

The principal properties of the Company are situated at the following locations and have the following characteristics:

                                                                                             Approximate Area
                                                                                               Land Buildings
    Location                      General Description                                       (Acres) (Sq.Feet)
-------------------------------------------------------------------------------------------------------------
1   Rochester, New Hampshire      Specialty Papers Manufacturing                             18.0    158,000
2   Green Island, New York        Specialty Papers Manufacturing                              5.4    275,000
3   Saint-Rivalain, France        Specialty Papers Manufacturing                             14.3    156,000
4   Hamptonville, North Carolina  Thermal/Acoustical Products Fabricating and Manufacturing  35.0    122,000
5   Columbus, Ohio                Thermal/Acoustical Products Fabricating                     9.0     80,000
6   St. Johnsbury, Vermont        Thermal/Acoustical Products Fabricating                    17.0     86,000
7   Meinerzhagen, Germany         Thermal/Acoustical Products Fabricating                     3.8     86,000
8   Lakewood, New Jersey          Biomedical Products Fabricating                             3.5     20,000
9   Winston-Salem, North Carolina Biomedical Products Fabricating and Manufacturing           2.6     71,000
10  Covington, Tennessee          Idle Facility                                              26.0    155,000
11  Manchester, Connecticut       Idle Facility                                              11.6     70,000
12  Manchester, Connecticut       Idle Facility                                               9.1    120,000
13  Manchester, Connecticut       Corporate Office                                            4.5     20,000
14  Ossipee, New Hampshire        Thermal Control Unit Fabricating                           15.0     68,000
15  Newport News, Virginia        Warehouse and Office Facility                               7.2    100,000
-------------------------------------------------------------------------------------------------------------

Properties numbered 5, 6, 8, 9 and 15 are leased; all others are owned. For information regarding lease obligations, see Note 12 in "Notes to Consolidated Financial Statements." Lydall considers its properties to be suitable and adequate for its present needs. The properties are being fully utilized, except for numbers 11 and 12, which were used by the Lydall & Foulds Division of the discontinued Paperboard Segment and number 10, which was used by the now closed Covington operation. In addition to the properties listed above, the Company has several additional leases for sales offices and warehouses in the United States, Europe, Japan and Singapore.

Item 3. LEGAL PROCEEDINGS

No significant legal proceedings were settled in the fourth quarter of 2001. See Note 12 in "Notes to Consolidated Financial Statements" for additional information on legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

Item 4a. EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Lydall, Inc., together with the offices presently held by them, their business experience since January 1, 1997, and their ages as of March 11, 2002, the record date of the Company's 2002 Annual Meeting, are as follows:

--------------------------------------------------------------------------------------------------------------
Name                       Age Title                                  Other Business Experience Since 1997
--------------------------------------------------------------------------------------------------------------
Christopher R. Skomorowski 48  President and Chief Executive Officer  Division President of Lydall Westex
                               (since 1998), Director (1998-Present)

Walter A. Ruschmeyer       51  Executive Vice President - Finance and Interim Vice President of Finance and
                               Administration, and Chief Financial    Treasurer, Lydall, Inc., Partner in
                               Officer (since March 2000)             Bushavior, Controller of Carrier
                                                                      Corporation

Raymond S. Grupinski, Jr.  40  Group President - Lydall Thermal/      Division President of Lydall Westex,
                               Acoustical (since August 2000)         Director of Operations of Lydall Westex,
                                                                      General Manager of Lydall Westex
                                                                      Columbus Operation

Kevin G. Lynch             49  Group President - Lydall Filtration/   Division President of Lydall Manning,
                               Separation Group (since August 2000)   Vice President of Sales and Marketing
                                                                      of Lydall Technical Papers

Thomas P. Smith            44  Vice President - Controller (since May Assistant Controller of Carrier
                               2000)                                  Corporation

Carole F. Butenas          59  Vice President - Investor Relations    N/A
                               (since 1991)

Mary A. Tremblay           41  General Counsel and Secretary (since   N/A
                               1991)

                                    PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock and Dividend History

The Company's Common Stock is traded on the New York Stock Exchange under the symbol LDL. Shares totaling 6,131,300 and 7,514,500 were traded during 2001 and 2000, respectively. The table below shows the range of reported sale prices on the New York Stock Exchange Composite Tape for the Company's Common Stock for the periods indicated. As of March 11, 2002, the record date of the Company's 2002 Annual Meeting, 1,597 stockholders of record held 15,986,181 shares of Lydall's Common Stock, $.10 par value. As of the record date, there were no shares outstanding of the Company's Preferred Stock, $1.00 par value.

                    ---------------------------------------
                                         High    Low  Close
                    ---------------------------------------
                    2001
                       First Quarter   $11.49 $ 8.69 $10.40
                       Second Quarter   14.80   9.45  12.00
                       Third Quarter    13.50   6.06   6.60
                       Fourth Quarter   10.34   6.05  10.00
                    2000
                       First Quarter   $ 8.94 $ 6.31 $ 8.75
                       Second Quarter   11.25   7.81  10.63
                       Third Quarter    13.00  10.31  11.44
                       Fourth Quarter   12.06   8.06   8.69

During 2001, the Company did not pay a cash dividend on its Common Stock and does not anticipate doing so in the foreseeable future. Cash will be reinvested in core businesses.

Item 6. SELECTED FINANCIAL DATA

Five-Year Statistical Review

--------------------------------------------------------------------------------------------------
In thousands except per-share amounts                2001      2000      1999      1998      1997
--------------------------------------------------------------------------------------------------
Financial results from continuing operations
Net sales                                        $223,559  $261,118  $274,984  $183,236  $193,520
Income (loss) from continuing operations            7,521    (3,616)   11,089     7,233    18,841
--------------------------------------------------------------------------------------------------
Common stock per-share data
Diluted income (loss) from continuing operations     $.47     ($.23)     $.70      $.45     $1.09
Diluted net income (loss)                             .46      (.15)      .68       .26      1.27
--------------------------------------------------------------------------------------------------
Financial position
Total assets                                     $187,171  $194,964  $220,236  $226,848  $160,124
Working capital (deficit)                          36,759    54,550    64,630    (9,090)   39,203
Long-term debt, net of current maturities          18,210    24,927    38,334        --     2,100
Total stockholders' equity                        119,035   111,753   115,236   109,225   113,030
--------------------------------------------------------------------------------------------------
Property, plant, and equipment
Net property, plant, and equipment               $ 77,789  $ 74,420  $ 80,556  $107,836  $ 68,860
Capital expenditures                               11,948    19,767    16,773    17,657    17,104
Depreciation                                        9,874     9,925    11,946     8,844     7,993
--------------------------------------------------------------------------------------------------
Performance and other ratios
Gross margin                                        28.32%    26.29%    24.87%    31.55%    34.87%
Operating margin                                     5.50%     7.27%     6.45%     6.15%    14.37%
Current ratio                                        2.06      2.32      2.28       .91      2.39
Debt to total capitalization                         18.9%     22.3%     28.2%     33.4%      4.3%
--------------------------------------------------------------------------------------------------

The results of operations of the discontinued Paperboard and Wovens Segments have been excluded from the Selected Financial Data Table for all applicable periods. The Paperboard and Wovens Segments' balance sheet items have been excluded from calculations of the "Performance and other ratios" section for all periods presented, except for the current ratio for years 1997-2001.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

Net sales

For the year ended December 31, 2001, Lydall recorded net sales of $223.6 million compared to $261.1 million for the year ended December 31, 2000, a decrease of $37.6 million, or 14.4 percent. The decrease in net sales was primarily the result of the divestment of two German operations at the end of the third quarter of 2000. Those operations contributed $34.3 million in sales for 2000. After adjusting net sales for this divestment, as well as the divestments of a gasket business during the first quarter of 2000 and a fiberboard operation at the end of the first quarter of 2001, and the acquisition of Affinity in the fourth quarter of 2001, net sales for 2001 and 2000 were $220.3 million and $220.2 million, respectively. As adjusted, net sales for the Thermal/Acoustical Segment for 2001 improved over 2000 primarily due to increased automotive sales. This increase was offset by a decline in net sales from the Filtration/Separation Segment and Other Products and Services due to lower demand for air-filtration products and the slowing economy, which reduced sales of the Company's industrial substrate products.

In 2000, the Company generated $261.1 million in net sales compared with $275.0 million for the year ended December 31, 1999. The divestments of a gasket business and two German operations during the year eliminated sales of $10.1 million and $18.1 million, respectively. In addition, the unfavorable impact of foreign currency translation reduced sales by $12.3 million in 2000. Growth within the Company's core businesses of $26.6 million partially offset the decrease in net sales. Sales of high-efficiency air-filtration media strengthened, sales to the automotive thermal/acoustical market were bolstered by new-product launches, and Lydall Transport, Ltd. increased sales.

Gross margin

Lydall recorded gross margin for the year ended December 31, 2001 of 28.3 percent compared with 26.3 percent for the year ended December 31, 2000. The Company improved its gross margin despite lower sales volumes primarily due to the sale of the unprofitable German operations at the end of the third quarter of 2000 and the achievement of operational efficiencies, particularly within the Thermal/Acoustical Segment.

Gross margin for the year ended December 31, 2000 was 26.3 percent compared with 24.9 percent for the year ended December 31, 1999. Gross margin in 2000 improved from 1999 due to the sale of two unprofitable German operations at the end of the third quarter of 2000.

Selling, product development and administrative expenses

Selling, product development and administrative expenses were $47.6 million for 2001 compared with $49.7 million for 2000 due to the disposition of several operations and the Company's continued focus on controlling these costs. For the fourth quarter of 2001, selling, product development and administrative expenses, exclusive of the incremental expenses from the acquisition of Affinity, totaled $10.9 million, down from both $11.2 million in the third quarter of 2001 and $11.5 million in the fourth quarter of 2000 .

Selling, product development and administrative expenses were lower by approximately $1.0 million, or 1.9 percent, in 2000 compared to 1999. As a percentage of sales, these costs increased slightly to 19.0 percent in 2000 from 18.4 percent in 1999.

Impairment and restructuring charges

During 2001, the Company recorded a pre-tax charge of $3.4 million, or $.13 per share after-tax, for closing costs, severance benefits, and impairment of assets held for sale related to the closing of its fiberboard operation. On April 2, 2001, the Company sold certain assets of this business for approximately $1.9 million and announced that the operation would be closed. Assets of $1.5 million are classified as held for sale as of December 31, 2001 and consist principally of the land, building and remaining machinery and equipment. The disposition of the remaining assets is expected to be completed during 2002.

There were no impairment or restructuring charges in 2000 or 1999.

Other income and expense

For the year ended December 31, 2001, Lydall recorded other expense of $1.5 million, consisting primarily of interest expense of $1.0 million. Interest expense for 2001 was $.2 million less than interest expense for 2000, primarily due to lower debt levels and interest rates.


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

Income taxes

The effective rate for the year ended December 31, 2001, excluding the tax impact of discontinued operations, was 30.2 percent compared to a benefit of
39.5 percent for 2000. The effective tax rate for 2001 was impacted favorably by the settlement of a tax audit during the year. For 2002, the Company expects its effective tax rate to be approximately 35 percent.

The effective tax rate for the year ended December 31, 2000 was a benefit of
39.5 percent compared with a provision of 31.8 percent in 1999. The 2000 tax rate reflected a tax benefit on the consolidated loss for the year and additional benefits derived from exempt Foreign Sales Corporation income and state income tax credits.

SEGMENT RESULTS

Thermal/Acoustical

Net sales for the Thermal/Acoustical Segment for 2001 were $125.7 million compared with $158.5 million for 2000, a decrease of $32.7 million, or 20.7 percent. Operating income increased by $2.4 million, or 14.0 percent, from 2000. The decrease in net sales was primarily the result of the divestment of two unprofitable German operations at the end of the third quarter of 2000. Those operations contributed $34.3 million in sales for 2000. In addition, the divestments of the fiberboard operation and the gasket business negatively impacted net sales year over year. Offsetting these declines was the acquisition of Affinity during the fourth quarter of 2001. Adjusted for acquisitions and dispositions, net sales were $123.7 million for 2001 compared with $122.6 million for 2000, an increase of 1 percent.

Sales to the automotive industry accounted for approximately 80 percent of total Segment net sales in 2001. For the year ended December 31, 2001, Lydall increased its continuing automotive business by 4 percent through the success of new products, increased content in key vehicles, and increased sales to the European market.

Industrial thermal/acoustical products account for approximately 20 percent of total Segment net sales. Sales of these products are particularly sensitive to economic conditions. Accordingly, sales and margins declined during 2001 compared with 2000 due to lower demand in the commercial building products market. In addition, during October 2001, this business completed its acquisition of Affinity, complementing its existing passive thermal business. For the period ended December 31, 2001, the new business performed in line with expectations.

Thermal/Acoustical net sales for the year ended December 31, 2000 were $158.5 million, a decrease of $10.8 million, or 6.4 percent, from 1999. Operating income for the year ended December 31, 2000 was $16.8 million compared with $13.1 million in 1999, an increase of $3.7 million, or 28.3 percent.

The disposition of two unprofitable German operations at the end of the third quarter of 2000, and the unfavorable impact of foreign exchange translation reduced net sales by $18.1 million and $8.4 million, respectively, for 2000 compared with 1999. Net sales, adjusted for the disposition of the German operations and the impact of unfavorable fluctuations in foreign currency exchange rates, increased by approximately $15.7 million, or 13.4 percent, for the year ended 2000 compared with 1999. The introduction of new automotive products supported sales growth, while industrial thermal/acoustical product sales were relatively flat in 2000 due to the rise in interest rates and the slowdown in the economy.

Filtration/Separation

For 2001, Filtration/Separation Segment net sales declined $1.3 million, or 1.9 percent, to $66.6 million compared with 2000. Operating income declined by approximately $3.0 million, or 28.9 percent, for 2001 compared with 2000.

Sales of air-filtration products declined 6 percent year over year due principally to softness in domestic commercial construction and declines in new clean-room construction in Asia. This decrease was partially offset by stronger sales of air-filtration products in Europe and increased revenues of higher growth liquid-filtration products, which are expected to continue to show growth in 2002. Operating income declined due to lower sales volume.

Sales of vital fluids management systems were flat for the year 2001 compared with 2000 primarily due to bioprocessing order deferrals in the fourth quarter of 2001. For the full year, sales of Bio-Pak/TM containers doubled year 2000 levels and are expected to enjoy significant additional growth in 2002. Operating income suffered primarily due to write-offs of blood management products during the second quarter of 2001. /

Filtration/Separation Segment net sales were $67.9 million for the year ended December 31, 2000. This compares with net sales of $59.0 million for 1999, an increase of $8.9 million, or 15.1 percent. Operating income for the year ended December 31, 2000 totaled $10.2 million compared with $8.5 million in 1999, an increase of $1.7 million, or 20.6 percent. This Segment benefited from increased sales of high-efficiency air-filtration media in Asian and domestic markets and increased sales volume in the consumer products market. Strong sales of synthetic filtration media also contributed to the increase. Biomedical and pharmaceutical processing products achieved record sales for the year, as additional customers qualified the Company's Bio-Pak(TM) bioprocessing containers and the Company's blood and cell therapy products continued to gain market share.

Other Products and Services

Net sales were $33.3 million for 2001, a decrease of $5.5 million, or 14.3 percent, from 2000. Operating income decreased $4.3 million to a loss of $.4 million over the same period. Net sales declined primarily due to the divestment of the fiberboard operation in the first half of 2001. The decline in operating income primarily related to the impairment and restructuring charge of $3.4 million recorded in connection with the divestment of the fiberboard operation. See Note 5 in "Notes to Consolidated Financial Statements." In addition, the Company incurred additional costs in the fourth quarter of 2001 related to start-up activities at its Paper Distribution Center located in Newport News, Virginia.

Net sales decreased by $11.7 million, or 23.2 percent, in 2000 from 1999. Operating income was $3.8 million in 2000 compared with $7.3 million in 1999, a decrease of 47.9 percent. The decreases in net sales and operating income resulted primarily from the sale of the gasket business in the first quarter of 2000. Excluding the gasket business, net sales and operating income were lower by $1.6 million and $2.2 million, respectively, in 2000 than in 1999, mainly due to declining pencil-board sales.

Paperboard

In February 2001, the Company discontinued this Segment, which consisted primarily of the Southern Products and Lydall & Foulds Divisions. On February 1, 2001, Lydall announced that the Lydall & Foulds Division would cease operations. On February 5, 2001, the Southern Products Division was sold.

The results of the Paperboard Segment have been excluded from continuing operations for all years presented. See Note 4 in "Notes to Consolidated Financial Statements."

Liquidity and Capital Resources

The Company ended the year with $1.0 million in cash and cash equivalents compared with $2.2 million as of December 31, 2000. In addition, as of December 31, 2001, Lydall had $27.7 million outstanding under its various credit facilities representing a decrease of $4.3 million, or 13.6 percent, from the prior year.

Operating cash flow (earnings before interest, taxes, depreciation and amortization, and non-recurring transactions) of $26.6 million and proceeds from the sale of discontinued operations of $14.3 million funded the Company's capital investments of $12.0 million, the acquisition of the assets of Affinity for approximately $20.0 million, and assisted in reducing the overall outstanding debt.

The Company did not repurchase any of its Common Stock in 2001 or 2000. Repurchases of Common Stock totaled $.8 million in 1999.

Cash Flow Overview

Cash flow from operating activities in 2001 was $16.1 million compared with $17.2 million in 2000 and $23.3 million in 1999. The decrease in cash flow was primarily attributable to changes in working capital items.

Cash used for investing activities was $15.2 million in 2001 compared to $5.4 million in 2000. For 2001, capital expenditures totaled $12.0 million and acquisition activities used $18.7 million in cash. These expenditures were partially offset by proceeds from the sale of the Southern Products Division, a favorable settlement of the net equity adjustment related to the acquisition of Gerhardi, and proceeds from the sale of certain assets of the fiberboard operation. For 2000, investing activities consisted primarily of capital expenditures of $19.8 million, partially offset by proceeds from the divestment of businesses totaling $13.9 million. Investing activities in 1999 used $17.1 million in cash primarily for capital expenditures.

In 2001, financing activities used $2.1 million compared with $10.5 million in 2000. Lydall used its cash flow from operations and proceeds from divested operations during 2001 and 2000 to reduce its long-term debt outstanding. For the years ended December 31, 2001 and 2000, debt was reduced by $3.2 million and $11.3 million, respectively. In 1999, Lydall used $7.2 million in cash to reduce debt outstanding by $6.8 million and repurchase $.8 million of its Common Stock. Proceeds from stock option exercises were approximately $1.0 million in 2001 and 2000 and $.4 million in 1999.

Future Cash Requirements

Cash requirements for 2002 will include the funding of ongoing operations, capital expenditures, and acquisitions, if completed. The 2002 capital budget is approximately $14.0 million.

Management expects to finance capital expenditures and working capital needs from cash provided by operating activities in 2002. Acquisitions, if completed, would be financed under the credit facility described under "Credit Arrangements" below, or other forms of financing, as deemed appropriate.

Currently, the Company has no plans to repurchase its Common Stock except to offset shares granted under Lydall's stock option award program, as deemed appropriate.

Credit Arrangements

Lydall, Inc. and certain subsidiaries entered into a credit facility on July 14, 1999 with a group of five banking institutions. At December 31, 2001, the facility was comprised of a $50 million domestic revolving credit facility, of which $12.0 million was outstanding, and a Euro-denominated term loan with an outstanding balance of $9.9 million, which is an obligation of Lydall's German subsidiary. The interest rate on the revolving credit facility is based on various money-market rates selected by the

Company at the time of borrowing. The credit facility carries an annual facility fee, as well as a commitment fee on the unused portion of the facility. The Company is required to maintain certain financial ratios and other financial conditions as part of the credit facility. The facility also prohibits the Company from incurring certain indebtedness, restricts asset sales and capital expenditures, and limits certain investments and dividends to the extent such activity reduces financial ratios below agreed upon levels.

The credit facility is maturing on July 14, 2002. As a result, the Company has initiated discussions with the bank group regarding the $50 million domestic revolving credit facility as it is the Company's intention to renew this facility for another three-year period under terms and conditions similar to those currently in place. Based on the discussions to date and current market conditions, Lydall expects to complete the renewal prior to July 14, 2002. Accordingly, the Company has classified the $12.0 million outstanding under the $50 million revolving credit facility as a long-term obligation in the Consolidated Balance Sheet at December 31, 2001.

Certain foreign subsidiaries of the Company maintain additional lines of credit totaling $9.1 million, of which $5.8 million was outstanding at December 31, 2001. These credit facilities bear interest at rates ranging from 3.6 percent to 6.8 percent.

Management believes that current credit arrangements provide sufficient capacity to meet working capital requirements and fund future capital expenditures, as required.

Capital Structure

At the end of 2001, total indebtedness was $27.7 million, or 18.9 percent, of Lydall's total capital structure. Cash flows from operating activities, in conjunction with substantial debt financing sources, are available to complete strategic acquisitions in Lydall's core business markets. The Company continually explores its core markets for suitable acquisitions. Given appropriate acquisition opportunities, the Company would consider increasing its debt to total capitalization percentage above current levels.

Other Key Financial Items

Cash and cash equivalents. Cash and cash equivalents decreased to $1.0 million as of December 31, 2001 compared with $2.2 million as of December 31, 2000.

Receivables. Receivables, net of the allowance for doubtful receivables, were $35.5 million at the end of 2001 compared with $40.0 million at the end of 2000.

Inventories. Inventories were $27.8 million at December 31, 2001, net of a LIFO reserve of $.5 million, compared with $21.5 million, net of a $.6 million LIFO reserve at December 31, 2000.

Working capital. Working capital decreased to $36.8 million at December 31, 2001 compared with $54.6 million at December 31, 2000. The ratio of current assets to current liabilities in 2001 decreased to 2.06 from 2.32 in 2000. The decrease is primarily related to the sale, during 2001, of the Southern Products Division of the discontinued Paperboard Segment, the net assets of which were classified as current assets at December 31, 2000.

Capital asset expenditures. Capital asset expenditures were $12.0 million in 2001, $19.8 million in 2000 and $16.8 million in 1999. The Company's capital budget for 2002 is approximately $14.0 million, which is expected to be financed from cash flows from operations.

Debt to total capitalization. Debt to total capitalization decreased to 18.9 percent in 2001 compared with 22.3 percent in 2000 as Lydall reduced its outstanding debt.

Stockholders' equity. Stockholders' equity increased to $119.0 million at December 31, 2001 from $111.8 million at December 31, 2000. On a per-share basis, Stockholders' equity increased to $7.45 at December 31, 2001 from $7.04 at December 31, 2000.

Dividend policy. The Company does not pay a cash dividend on its Common Stock and does not anticipate doing so in the foreseeable future. Cash will be reinvested into core businesses.

Recently issued accounting standards. See Note 1 in "Notes to Consolidated Financial Statements."

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Lydall is exposed to market risk related to changes in foreign currency exchange rates and interest rates.

Foreign Currency Risk

Lydall has sales and manufacturing activities in foreign countries. As a result, financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where the Company distributes its products. The Company's primary currency exposure is to the Euro and, to a lesser degree, the Japanese Yen.

Lydall's foreign and domestic operations limit foreign currency exchange transaction risk by completing transactions primarily in their functional currencies whenever possible. In addition, Lydall periodically enters into foreign currency forward exchange contracts to mitigate exposure to foreign currency volatility. The Company had no material foreign currency forward exchange contracts during 2001 and 2000. Lydall utilizes bank loans and other debt instruments throughout its operations. To mitigate foreign currency risk, such debt is denominated primarily in the functional currency of the operation maintaining the debt.

Interest Rate Risk

The Company's interest rate exposure is most sensitive to fluctuations in United States and European interest rates, which primarily impact interest paid on its debt. At December 31, 2001, the Company had $13.7 million outstanding on various lines of credit with variable interest rates. The weighted average interest rate paid on this debt was 4.2 percent in 2001 and 6.5 percent in 2000. A 10 percent change in the weighted average interest rate on the Company's variable rate debt would be immaterial to the Company's financial position, results of operations or cash flows.

As of December 31, 2001, the Company also had $9.9 million outstanding on a five-year term loan with a variable interest rate. In July 1999, Lydall entered into an interest rate swap agreement to convert the base rate component of the interest rate on the term loan to a fixed rate of 3.45 percent, thereby taking advantage of favorable long-term borrowing rates in Europe. Including the effect of the swap, the weighted average interest rate on the long-term debt was 4.0 percent for the year ended December 31, 2001 compared with 4.3 percent for 2000.

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E. Without limiting the generality of the foregoing, the words "believes," "anticipates," "plans," "expects," and other similar expressions are intended to identify forward-looking statements. Investors should be aware that such forward-looking statements are intended to provide management's current expectations for the future operating and financial performance of the Company based on assumptions believed to be valid at the time. Thus, such expectations are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements. In addition to general economic conditions and market trends, some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to, the following:

A Major Downturn of the United States and European Automotive Markets. Although Lydall's automotive sales are not solely contingent on the strength of the automotive market, a significant downturn of the United States or European automotive industries could have a substantial impact on Lydall's results. The Company can also be affected when automotive manufacturers discontinue production of specific models that contain Lydall's products. On the other hand, Lydall benefits from the introduction of new models that contain the Company's products. Approximately 47 percent of Lydall's total sales in 2001 were to the automotive market. Lydall's automotive products are thermal and acoustical barriers and heat shields employed both inside and under the body of vehicles. Most of Lydall's products are supplied to meet unique, niche applications. Lydall may have a number of components on a particular vehicle. Also, applications range across all types of vehicles from sport-utility models to trucks and vans to cars. Thus, there is no direct correlation between the number of Lydall products sold and the number of vehicles being built by automotive manufacturers. Slight fluctuations in automotive production have relatively little effect on Lydall's business; however, a major downward shift could prevent Lydall from achieving its projected results.

Raw-Material Pricing and Supply. Raw-material pricing and supply issues affect all of Lydall's businesses and can influence results in the short term. The Thermal/Acoustical Segment uses aluminum to manufacture most automotive heat shields. Volatility in aluminum prices could impact Thermal/Acoustical Segment profitability where the Company is selling its products under long-term agreements with fixed sales prices.

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

None.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Directors of Lydall required by Section 16 of the Exchange Act are incorporated by reference to the definitive Proxy Statement of Lydall to be filed with the Commission in connection with its Annual Meeting of Stockholders to be held on May 8, 2002. Information regarding the executive officers of the Company is contained on page 5 of this report.

Item 11. EXECUTIVE COMPENSATION

Information regarding the compensation of Lydall's Directors and executive officers is incorporated by reference to the definitive Proxy Statement of Lydall to be filed with the Commission in connection with its Annual Meeting of Stockholders to be held on May 8, 2002. The Proxy includes the Compensation and Stock Option Committee Report to Stockholders, found on pages 19 through 21, and the comparative performance graph located on page 22, therein.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND    MANAGEMENT

Information regarding beneficial ownership of Common Stock by certain beneficial owners and by certain senior management of the Company is incorporated by reference to the definitive Proxy Statement of Lydall to be filed with the Commission in connection with its Annual Meeting of Stockholders to be held on May 8, 2002.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions with management is incorporated by reference to the definitive Proxy Statement of Lydall to be filed with the Commission in connection with its Annual Meeting of Stockholders to be held on May 8, 2002.

                                    PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
  FORM 8-K

---------------------------------------------------------------------------------------------------------
                                                                                                     Page
---------------------------------------------------------------------------------------------------------
a)1, Financial Statements:
 Statement of Management Responsibility                                                              F-1
 Report of Independent Accountants                                                                   F-2
 Consolidated Statements of Income (Loss) for the years ended December 31, 2001, 2000 and 1999       F-3
 Consolidated Balance Sheets at December 31, 2001 and 2000                                           F-4
 Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999          F-6
 Consolidated Statements of Changes in Stockholders' Equity for each of the three years in the
 period ended December 31, 2001                                                                      F-7
 Notes to Consolidated Financial Statements                                                          F-8
a)2, Financial Statement Schedules:
 Schedule II-Valuation and Qualifying Accounts for the years ended December 31, 2001, 2000 and 1999  S-1

Other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or are presented in "Notes to Consolidated Financial Statements," and therefore have been omitted.

a)3, Exhibits Included Herein or Incorporated by Reference:

 3.1 Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant's Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference).

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

10.2* Employment Agreement with Carole F. Butenas dated March 1, 2000 (filed as
      Exhibit 10.8 to the Registrant's Annual Report on Form 10-K dated March 30, 2000, and incorporated herein by this reference).

10.3* Employment Agreement with Mary A. Tremblay dated March 1, 2000 (filed as
      Exhibit 10.10 to the Registrant's Annual Report on Form 10-K dated March 30, 2000, and incorporated herein by this reference).

10.4* Lydall, Inc. Board of Directors Deferred Compensation Plan effective
      January 1, 1991 (filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K dated March 26, 1991, and incorporated herein by this reference).

10.5* Lydall, Inc. Supplemental Executive Retirement Plan effective January 1,
      1994 (filed as Exhibit 10.20 to the Registrant's Annual Report on Form 10-K dated March 27, 1996, and incorporated herein by this reference).

10.6* Amended and restated, 1992 Stock Incentive Compensation Plan, dated May
      14, 1992, amended through March 10, 1999 (filed as Exhibit 10.9 to the Registrant's Annual Report on Form 10-K dated March 21, 2001, and incorporated herein by this reference).

10.7* Employment Agreement with James P. Carolan dated March 1, 2000 (filed as
      Exhibit 10.10 to the Registrant's Annual Report on Form 10-K dated March 21, 2001, and incorporated herein by this reference).

10.8* Employment Agreement with Christopher R. Skomorowski dated March 1, 2000
      (filed as Exhibit 10.15 to the Registrant's Annual Report on Form 10-K dated March 30, 2000, and incorporated herein by this reference).

10.9* Employment Agreement with Walter A. Ruschmeyer dated March 16, 2000
      (filed as Exhibit 10.16 to the Registrant's Annual Report on Form 10-K dated March 30, 2000, and incorporated herein by this reference).

10.10* Employment Agreement with Kevin G. Lynch dated March 1, 2000 (filed as
       Exhibit 10.17 to the Registrant's Annual Report on Form 10-K dated March 30, 2000, and incorporated herein by this reference).

10.11* Employment Agreement with Raymond S. Grupinski, Jr. dated March 1, 2000
       (filed as Exhibit 10.19 to the Registrant's Annual Report on Form 10-K dated March 30, 2000, and incorporated herein by this reference).

10.12* Agreement with Thomas P. Smith dated May 1, 2000 (filed as Exhibit 10.17 to the Registrant's Annual Report on Form 10-K dated March 21, 2001, and incorporated herein by this reference).

10.13 Credit Agreement dated July 14, 1999 between Lydall, Inc. and certain subsidiaries and Chase Manhattan Bank, as Administrative Agent, and Fleet National Bank, as Documentation Agent (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated August 11, 1999, and incorporated herein by this reference).

10.14 Amendment dated August 10, 2000 to Credit Agreement dated July 14, 1999 between Lydall, Inc. and certain subsidiaries and Chase Manhattan Bank, as Administrative Agent, and Fleet National Bank, as Documentation Agent (filed as Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated August 14, 2000, and incorporated herein by this reference).

10.15 Spin-off and Transfer Agreement (English translation) between Lydall Gerhardi GmbH and Co. KG and Gerhardi Kunststofftechnik GmbH dated September 29, 2000, effective September 30, 2000 (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed October 16, 2000, and incorporated herein by this reference).

10.16 Purchase and Transfer Agreement (English translation) between Lydall Gerhardi GmbH and Co. KG and the management buyout group as set forth in the agreement dated September 29, 2000, effective September 30, 2000 (filed as Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed October 16, 2000, and incorporated herein by this reference).

10.17 Asset Purchase and Sale Agreement between Lydall Eastern, Inc. and Ludlow Building Products. Inc., dated February 5, 2001 (filed as Exhibit 10.27 to the Registrant's Annual Report on Form 10-K dated March 21, 2001, and incorporated herein by this reference).

10.18* Amendment dated August 1, 2000 to the Employment Agreement with Mary A.
       Tremblay dated March 1, 2000 (filed as Exhibit 10.29 to the Registrant's Annual Report on Form 10-K dated March 21, 2001, and incorporated herein by this reference).

10.19* Amendment dated August 1, 2000 to the Employment Agreement with
       Christopher R. Skomorowski dated March 1, 2000 (filed as Exhibit 10.30 to the Registrant's Annual Report on Form 10-K dated March 21, 2001, and incorporated herein by this reference).

10.20* Amendment dated August 1, 2000 to the Employment Agreement with Walter
       A. Ruschmeyer dated March 16, 2000 (filed as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K dated March 21, 2001, and incorporated herein by this reference).

10.21* Amendment dated August 1, 2000 to the Employment Agreement with James P.
       Carolan dated March 1, 2000 (filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K dated March 21, 2001, and incorporated herein by this reference).

10.22* Amendment dated August 1, 2000 to the Employment Agreement with Kevin G.
       Lynch dated March 1, 2000 (filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K dated March 21, 2001, and incorporated herein by this reference).

10.23* Amendment dated August 1, 2000 to the Employment Agreement with Raymond
       S. Grupinski, Jr. dated March 1, 2000 (filed as Exhibit 10.34 to the Registrant's Annual Report on Form 10-K dated March 21, 2001, and incorporated herein by this reference).

10.24 Asset Purchase and Sale Agreement between Lydall Filtration/Separation, Inc. and Bennett Fleet (Chambly), Inc., dated April 2, 2001 (filed as
      Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q dated May 11, 2001, and incorporated herein by this reference).

10.25* Agreement and General Release with Raymond J. Lanzi dated March 28,
       2001(filed as Exhibit 10.2 to the Registrant's Quarterly Report on Form 10-Q dated May 11, 2001, and incorporated herein by this reference).

10.26 Asset Purchase Agreement between Lydall Industrial Thermal Solutions, Inc., Lydall Filtration/Separation Inc. and Affinity Industries, Inc. dated October 19, 2001 (filed as Exhibit 2.1 to the Registrant's Current Report on Form 8-K filed November 2, 2001, and incorporated herein by this reference).

10.27 Purchase and Sale Agreement between Lydall Industrial Thermal Solutions, Inc., and Clear Lake Realty Corporation dated October 19, 2001(filed as
      Exhibit 2.2 to the Registrant's Current Report on Form 8-K filed November 2, 2001, and incorporated herein by this reference).

21.1 List of subsidiaries of the Registrant, filed herewith.

23.1 Consent of PricewaterhouseCoopers LLP, filed herewith.

24.1 Power of Attorney, dated February 25, 2002, authorizing Christopher R. Skomorowski and/or Walter A. Ruschmeyer to sign this report on behalf of each member of the Board of Directors indicated therein, filed herewith.

99.1 Press release dated October 22, 2001 titled "Lydall Announces Acquisition of Affinity Industries, Inc. a Specialty Manufacturer of Thermal Control Equipment" (filed as Exhibit 99.1 to the Registrant's Current Report on Form 8-K filed November 2, 2001, and incorporated herein by this reference).

  *  Management contract or compensatory plan.

  b) Reports on Form 8-K:

     On November 2, 2001, a report on Form 8-K (File No. 1-7665) was filed to disclose the acquisition of certain assets and the assumption of certain liabilities of Affinity Industries Inc. under Item 5 Other Events and Regulation FD Pursuant to Section 13 or 15(d) of the Securities and Exchange Act of 1934.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lydall, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       LYDALL, INC.

March 15, 2002

                                               BY      /S/  THOMAS P. SMITH
                                                   -----------------------------

                                                          Thomas P. Smith
                                                      Vice President-Controller
                                                          (On behalf of the
                                                    Registrant and as Principal
                                                        Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lydall, Inc. in the capacities and on the dates indicated.

           Signature                         Title                          Date
           ---------                         -----                          ----

/s/  Christopher R. Skomorowski President and Chief                    March 15, 2002
------------------------------    Executive Officer
Christopher R. Skomorowski        (Principal Executive
                                  Officer)

/s/  Walter A. Ruschmeyer       Executive Vice President--             March 15, 2002
------------------------------    Finance and Administration
Walter A. Ruschmeyer              and Chief Financial Officer
                                  (Principal Financial Officer)

/s/  Walter A. Ruschmeyer                                              March 15, 2002
------------------------------
Walter A. Ruschmeyer
Attorney-in-fact for:

    Christopher R. Skomorowski  Director

    Lee A. Asseo                Director

    Samuel P. Cooley            Director

    W. Leslie Duffy             Director                        (constituting in excess of
                                                                a majority of the full Board
    David Freeman               Director                        of Directors)

    Suzanne Hammett             Director

    Robert E. McGill, III       Director

    Elliott F. Whitely          Director

    Roger M. Widmann            Director

    Albert E. Wolf              Director

                    STATEMENT OF MANAGEMENT RESPONSIBILITY

The consolidated financial statements of Lydall, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America. The integrity and objectivity of these statements, including the effect of certain estimates and judgments, is the responsibility of management.

Lydall's management has established and maintains an internal control structure that is designed to provide reasonable assurance that Company assets are safeguarded, transactions are executed in accordance with management's authorization, and that the Company's financial records may be relied upon for the purpose of preparing financial statements. That system is continuously monitored and assessed by direct management review and by the Company's internal audit function. Management has concluded that the internal control structure was effective throughout the year ended December 31, 2001.

Each year, Lydall's Board of Directors appoints independent accountants who audit the Company's financial statements in accordance with auditing standards generally accepted in the United States of America. Their audit includes a review of the internal control structure and tests of selected transactions with respect to financial reporting.

The Audit Review Committee of the Board of Directors, which consists of directors who are neither officers nor employees of the Company, meets regularly with management, the independent accountants and the internal auditors to review financial reporting, internal accounting controls and auditing matters. The Committee has direct and private access to both internal and external auditors.


              /s/ Christopher R.
                Skomorowski
                                         /s/ Walter A. Ruschmeyer
              Christopher R. Skomorowski Walter A. Ruschmeyer
              President and Chief        Executive Vice
                Executive Officer        President - Finance and
                                         Administration and Chief
                                         Financial Officer

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Lydall, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 16 present fairly, in all material respects, the financial position of Lydall, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 16 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Hartford, Connecticut

February 13, 2002

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

-----------------------------------------------------------------------------------------------------------------------
In thousands except per-share data               For the years ended December 31,             2001      2000      1999
-----------------------------------------------------------------------------------------------------------------------
Net sales                                                                                 $223,559  $261,118  $274,984
Cost of sales                                                                              160,242   192,472   206,600
-----------------------------------------------------------------------------------------------------------------------
Gross margin                                                                                63,317    68,646    68,384
Selling, product development and administrative expenses                                    47,628    49,663    50,643
Impairment and restructuring charges                                                         3,389        --        --
Operating income                                                                            12,300    18,983    17,741
-----------------------------------------------------------------------------------------------------------------------
Other (income) expense:
   Investment income                                                                          (185)     (185)      (46)
   Interest expense                                                                            985     1,223     2,612
   Loss on sale of operations                                                                   --    23,579        --
   Foreign currency transaction losses (gains), net                                            196       331      (961)
   Other expense (income), net                                                                 528        16      (128)
-----------------------------------------------------------------------------------------------------------------------
                                                                                             1,524    24,964     1,477
-----------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations before income taxes                                10,776    (5,981)   16,264
Income tax expense (benefit)                                                                 3,255    (2,365)    5,175
-----------------------------------------------------------------------------------------------------------------------
Income (loss) from continuing operations                                                     7,521    (3,616)   11,089
-----------------------------------------------------------------------------------------------------------------------
Discontinued operations:
(Loss) income from operations of the Paperboard and Wovens Segments, net of tax (benefit)
  expense of ($181), $660 and $880, respectively                                              (308)    1,124     1,516
Gain (loss) on disposal of the Paperboard and Wovens Segments, including provision for operating losses during the phase-out period, net of tax expense (benefit) of $121, $44
  and ($1,133), respectively                                                                   206        71    (1,830)
-----------------------------------------------------------------------------------------------------------------------
(Loss) income from discontinued operations                                                    (102)    1,195      (314)
-----------------------------------------------------------------------------------------------------------------------
Net income (loss)                                                                           $7,419   ($2,421)  $10,775
-----------------------------------------------------------------------------------------------------------------------
Basic earnings (loss) per common share
   Continuing operations                                                                      $.47     ($.23)     $.70
   Discontinued operations                                                                    (.01)      .08      (.02)
   Net income (loss)                                                                          $.46     ($.15)     $.68
   Weighted average common stock outstanding                                                15,899    15,778    15,715
-----------------------------------------------------------------------------------------------------------------------
Diluted earnings (loss) per common share
   Continuing operations                                                                      $.47     ($.23)     $.70
   Discontinued operations                                                                    (.01)      .08      (.02)
   Net income (loss)                                                                          $.46     ($.15)     $.68
   Weighted average common stock and equivalents outstanding                                16,011    15,778    15,784
-----------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

--------------------------------------------------------------------------------------------------
In thousands except share data    December 31,                                     2001      2000
--------------------------------------------------------------------------------------------------
Assets
Current assets:
Cash and cash equivalents                                                      $    955  $  2,220
Accounts receivable (less allowance for doubtful receivables of $859 and $644)   35,458    39,993
Inventories:
   Finished goods                                                                10,306     9,933
   Work in process                                                                8,135     5,820
   Raw materials and supplies                                                     9,799     6,272
   LIFO reserve                                                                    (483)     (555)
--------------------------------------------------------------------------------------------------
Total inventories                                                                27,757    21,470
Income taxes receivable                                                             611     2,705
Prepaid expenses                                                                  2,363     1,632
Net investment in discontinued operations (Note 4)                                1,165    14,285
Assets held for sale (Note 5)                                                     1,515     6,200
Deferred tax assets                                                               1,770     7,290
--------------------------------------------------------------------------------------------------
Total current assets                                                             71,594    95,795
--------------------------------------------------------------------------------------------------
Property, plant, and equipment, at cost:
Land                                                                              1,393     1,295
Buildings and improvements                                                       27,486    23,247
Machinery and equipment                                                          80,762    74,041
Office equipment                                                                 22,168    20,370
Vehicles                                                                            606       537
Assets in progress                                                                6,561     7,221
--------------------------------------------------------------------------------------------------
                                                                                138,976   126,711
Less accumulated depreciation                                                   (61,187)  (52,291)
--------------------------------------------------------------------------------------------------
                                                                                 77,789    74,420
Other noncurrent assets:
Goodwill (net of accumulated amortization of $7,080 and $5,830)                  29,832    18,069
Other assets (net of accumulated amortization of $6,562 and $6,237)               7,956     6,680
--------------------------------------------------------------------------------------------------
                                                                                 37,788    24,749
--------------------------------------------------------------------------------------------------
Total assets                                                                   $187,171  $194,964
--------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

---------------------------------------------------------------------------------------------------------------
In thousands except share data    December 31,                                                  2001      2000
---------------------------------------------------------------------------------------------------------------
Liabilities and stockholders' equity
Current liabilities:
Current portion of long-term debt                                                           $  9,473  $  7,101
Accounts payable                                                                              14,497    19,154
Accrued taxes                                                                                    792       844
Accrued payroll and other compensation                                                         3,144     7,244
Liabilities related to assets held for sale                                                       --       421
Other accrued liabilities                                                                      6,929     6,481
---------------------------------------------------------------------------------------------------------------
Total current liabilities                                                                     34,835    41,245
---------------------------------------------------------------------------------------------------------------
Long-term debt                                                                                18,210    24,927
Deferred tax liabilities                                                                       6,818    11,183
Other long-term liabilities                                                                    8,273     5,856
Commitments and contingencies (Note 12)

Stockholders' equity:
Preferred stock                                                                                   --        --
Common stock, par value $.10 per share; Authorized 30,000,000 shares; Issued 22,078,694 and
  21,962,275 shares                                                                            2,208     2,196
Capital in excess of par value                                                                41,439    40,335
Retained earnings                                                                            145,083   137,664
Accumulated other comprehensive loss                                                          (8,053)   (6,800)
---------------------------------------------------------------------------------------------------------------
                                                                                             180,677   173,395
Treasury stock, 6,097,388 shares of common stock, at cost                                    (61,642)  (61,642)
---------------------------------------------------------------------------------------------------------------
Total stockholders' equity                                                                   119,035   111,753
---------------------------------------------------------------------------------------------------------------
Total liabilities and stockholders' equity                                                  $187,171  $194,964
---------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

-----------------------------------------------------------------------------------------------------------------------------
In thousands    For the years ended December 31,                                  2001                2000               1999
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from operating activities:
Net income (loss)                                                    $  7,419          ($   2,421)         $  10,775
-----------------------------------------------------------------------------------------------------------------------------
Adjustments to reconcile net income (loss) to net cash
 provided by operating activities:
   Depreciation                                                         9,874               9,925             11,946
   Amortization                                                         1,545               1,554              1,775
   (Gain) loss on disposal of Segments                                   (849)                (71)             1,830
   Loss on sale of operations, net                                         --              23,579                 --
   Impairment loss                                                      1,745                  --                 --
   Gain on sale of investments                                             --                (136)                --
   Gain on receipt of common stock from demutualization of
    insurance companies                                                    --                (393)                --
   Loss on disposition of property, plant, and equipment,
    net                                                                    88                 294                303
   Foreign currency transaction loss (gain)                               196                 331               (961)
   Stock-based compensation                                               145                 156                121
   Changes in operating assets and liabilities, excluding
    effects from acquisitions:
     Accounts receivable                                                7,229              (6,306)               100
     Income taxes receivable                                            1,679               2,820             (1,764)
     Inventories                                                       (3,520)             (3,740)            (1,527)
     Prepaid expenses and other assets                                   (385)             (1,654)            (1,292)
     Accounts payable                                                  (4,363)              1,757               (234)
     Accrued taxes                                                       (316)               (321)              (348)
     Accrued payroll and other accrued liabilities                     (6,684)             (5,193)              (469)
     Deferred income taxes                                              1,494              (3,232)             3,954
     Other long-term liabilities                                          802                 246               (904)
-----------------------------------------------------------------------------------------------------------------------------
Total adjustments                                                       8,680              19,616             12,530
-----------------------------------------------------------------------------------------------------------------------------
Net cash provided by operating activities                              16,099              17,195             23,305
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Acquisitions, net                                                  (18,661)                 --               (281)
   Additions of property, plant and equipment                         (11,948)            (19,767)           (16,773)
   Proceeds from sale of Segments                                      14,322               1,819                 --
   Proceeds from sale of operations                                     1,058              12,037                 --
   Sale of investments, net                                                --                 529                 --
-----------------------------------------------------------------------------------------------------------------------------
Net cash used for investing activities                                (15,229)             (5,382)           (17,054)
-----------------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Long-term debt payments                                            (43,928)           (164,410)           (75,444)
   Long-term debt proceeds                                             40,743             153,077            108,840
   Proceeds from short-term borrowings                                     --                  --             92,902
   Payments of short-term borrowings                                       --                  --           (133,087)
   Proceeds from stock option exercises                                 1,116                 830                384
   Acquisition of common stock                                             --                  --               (760)
-----------------------------------------------------------------------------------------------------------------------------
Net cash used for financing activities                                 (2,069)            (10,503)            (7,165)
-----------------------------------------------------------------------------------------------------------------------------
Effect of exchange rate changes on cash                                   (66)               (244)              (186)
-----------------------------------------------------------------------------------------------------------------------------
(Decrease) increase in cash and cash equivalents                       (1,265)              1,066             (1,100)
Cash and cash equivalents at beginning of year                          2,220               1,154              2,254
-----------------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                             $    955           $   2,220          $   1,154
-----------------------------------------------------------------------------------------------------------------------------
Supplemental Schedule of Cash Flow Information
------------------------------------------------------------------------------------------------------------------------------
Cash paid during the year for:
   Interest                                                          $    888           $   1,606          $   2,689
   Income taxes                                                         1,184               1,042              5,016
Noncash transactions:
   Additional minimum pension liability                                 2,224                 452              1,206
   Liabilities assumed with acquisitions                                1,340                  --                 --
Net cash provided by operating activities includes changes in certain assets and liabilities, which have been reclassified as "Net Investment in Discontinued Operations" and "Assets Held for Sale," in the Consolidated Balance
Sheets.
------------------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

--------------------------------------------------------------------------------------------------------------------
                                                                                Accumulated
                                                         Capital in                   Other   Cost of          Total
                                                  Common  Excess of Retained  Comprehensive  Stock in  Stockholders'
In thousands                                       Stock  Par Value Earnings           Loss  Treasury         Equity
--------------------------------------------------------------------------------------------------------------------
Balance at January 1, 1999                        $2,171  $38,697   $129,310    ($    71)   ($ 60,882)   $109,225
--------------------------------------------------------------------------------------------------------------------
Net income                                                            10,775                               10,775
Other comprehensive income:
 Foreign currency translation adjustments, net of
   income taxes of $2,563                                                         (5,295)                  (5,295)
 Minimum pension liability adjustment, net of
   income taxes of $422                                                              784                      784
                                                                                                         --------
Comprehensive income                                                                                        6,264
Stock options exercised                                7      377                                             384
Stock issued to Directors                              2      119                                             121
Tax benefit from stock-based compensation                       2                                               2
Purchase of treasury stock                                                                       (760)       (760)
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 1999                       2,180   39,195    140,085      (4,582)     (61,642)    115,236
--------------------------------------------------------------------------------------------------------------------
Net loss                                                              (2,421)                              (2,421)
Other comprehensive loss:
 Foreign currency translation adjustments, net of
   income taxes of $1,029                                                         (1,933)                  (1,933)
 Minimum pension liability adjustment, net of
   income taxes of $167                                                             (285)                    (285)
                                                                                                         --------
Comprehensive loss                                                                                         (4,639)
Stock options exercised                               15      815                                             830
Stock issued to Directors                              1      155                                             156
Tax benefit from stock-based compensation                     170                                             170
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2000                       2,196   40,335    137,664      (6,800)     (61,642)    111,753
--------------------------------------------------------------------------------------------------------------------
Net income                                                             7,419                                7,419
Other comprehensive income:
 Foreign currency translation adjustments, net of
   income taxes of $83                                                              (155)                    (155)
 Minimum pension liability adjustment, net of
   income taxes of $656                                                           (1,116)                  (1,116)
 Change in fair value of derivative instrument,
   net of income taxes of $99                                                       (183)                    (183)
 Cumulative effect change in accounting
   principle, net of income taxes of $108                                            201                      201
                                                                                                         --------
Comprehensive income                                                                                        6,166
Stock options exercised                               10      904                                             914
Stock issued to Directors                              2      143                                             145
Tax benefit from stock-based compensation                      57                                              57
--------------------------------------------------------------------------------------------------------------------
Balance at December 31, 2001                      $2,208  $41,439   $145,083    ($ 8,053)   ($ 61,642)   $119,035
--------------------------------------------------------------------------------------------------------------------

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Principles of consolidation. The consolidated financial statements include the accounts of Lydall, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of estimates. The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the financial statement dates, and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates. Some of the more significant estimates included in the financial statements include the allowance for doubtful receivables, inventory valuation reserves, net realizable value of assets held for sale, insurance related reserves and pension rate assumptions.

Cash and cash equivalents. Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less at the date of purchase.

Concentration of risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and trade receivables. The Company places its cash, cash equivalents and short-term investments in high-quality financial institutions and instruments. Concentrations of credit risk with respect to trade receivables are limited by the large number of customers comprising the Company's customer base and their dispersion across many different industries and geographies. The Company performs ongoing credit evaluations of its customers' financial condition and generally does not require collateral. Sales to the automotive market were 47 percent of the Company's 2001 total sales compared with 51 percent in 2000 and 53 percent in 1999. Sales to Ford Motor Co. represented 15 percent, 13 percent, and 13 percent of Lydall's total sales in 2001, 2000, and 1999, respectively. For 2001, sales to DaimlerChrysler AG were 10 percent of Lydall's total sales. No other customer accounted for more than 10 percent of total sales in 2001, 2000, or 1999. As of December 31, 2001, the Company had no other significant concentrations of risk.

Inventories. Inventories are valued at the lower of cost or market. Approximately 32 percent in 2001 and 44 percent in 2000 of the inventories were valued by a last-in, first-out (LIFO) cost method, and the balance, were valued by a first-in, first-out (FIFO) cost method.

Property, plant, and equipment and depreciation. Property, plant, and equipment are depreciated over their estimated useful lives using the straight-line method for financial statement purposes. Leasehold improvements are depreciated on a straight-line basis over the term of the lease or the life of the asset, whichever is shorter. The cost and accumulated depreciation applicable to assets sold or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any net gain or loss is included in the Consolidated Statements of Income.

Useful lives by category are as follows:

                     --------------------------------------
                     Category                   Useful Life
                     --------------------------------------
                     Buildings and improvements 10-35 years
                     Machinery and equipment     5-25 years
                     Office equipment             2-8 years
                     Vehicles                     3-6 years
                     --------------------------------------

For the year ended December 31, 2001, the Company capitalized $.2 million in interest expense. The Company capitalized $.4 million and $.1 million of interest expense in 2000 and 1999, respectively.

Pre-production design and development costs. The Company has contractual agreements with certain customers to design and develop molds, dies and tools ("tooling") related to long-term supply arrangements. Such costs are deferred and subsequently recognized, along with the related revenue, upon acceptance of the tooling by the customer.

Periodically, the Company may incur costs in excess of the related tooling revenue. These costs are deferred when the Company has the non-cancelable right to use the tooling during the supply arrangement; otherwise, these costs are expensed as incurred. At December 31, 2001 and 2000, $3.8 million and $3.2 million, respectively, of costs have been deferred as assets on the balance sheet.

Intangibles. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. Goodwill and other intangibles have been amortized on a straight-line basis over periods not exceeding 25 years. Beginning in fiscal year 2002, in accordance with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," the Company will no longer amortize goodwill and certain other intangible assets.

Valuation of long-lived assets. The Company periodically evaluates the recoverability of long-lived assets. Should such evaluations indicate that the future undiscounted cash flows are not sufficient to recover the carrying value of the asset, the asset is adjusted to fair value. Fair value is determined primarily using the anticipated cash flows discounted at a rate commensurate with the risk involved.

Revenue recognition. Lydall recognizes revenue when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally upon shipment.

Research and development. Costs are charged to expense as incurred. Research and development investments were $6.9 million in 2001, $8.3 million in 2000, and $7.6 million in 1999.

Earnings per share. Basic earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock options and stock awards, if such effect is dilutive.

Income taxes. The provision for income taxes is based upon income reported in the accompanying financial statements. Deferred income taxes reflect the impact of temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for tax purposes.

Translation of foreign currencies. Assets and liabilities of foreign subsidiaries are translated at exchange rates prevailing on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period except for individually significant transactions, which are translated at the prevailing rate on the date of the transaction. Any resulting translation gains or losses are reported in Other Comprehensive Income.

Derivative instruments. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, ("FAS 133"). In accordance with the transition provisions of FAS 133, the Company recorded a $.2 million, net-of-tax, cumulative-effect adjustment to Other Comprehensive Income as of January 1, 2001 representing the fair value of an interest rate swap designated as a cash flow hedge.

The interest rate swap has been designated as a cash flow hedge that is utilized to convert the base rate component of the variable interest rate on the Company's term loan to a fixed rate. In accordance with FAS 133, the swap is recorded at its fair value as of the balance sheet date. Subsequent changes in the fair value of the swap are recorded in Other Comprehensive Income. The Company reassesses the effectiveness of the hedge on an ongoing basis. If it is determined that the interest rate swap has ceased to be highly effective as a hedge, the Company will discontinue hedge accounting prospectively, and changes in the fair value of the interest rate swap will then be reported in current-period earnings.

Recently issued accounting standards. Statement of Financial Accounting Standards No. 141, "Business Combinations" ("FAS 141"), effective for business combinations initiated after June 30, 2001, provides guidance on accounting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.

Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("FAS 142"), effective for fiscal years beginning after December 15, 2001, requires that goodwill recorded from business combinations completed on or before

June 30, 2001 no longer be amortized after the effective date. In addition, FAS 142 requires that goodwill recorded as a result of a business combination completed after June 30, 2001 and intangible assets with indefinite lives not be amortized, but must be reviewed for impairment in connection with the implementation of this standard and at least annually thereafter. The impact of this review is still being assessed. Beginning in 2002, annual amortization of approximately $1.25 million related to goodwill from acquisitions completed prior to June 30, 2001 will no longer be recorded.

Statement of Financial Accounting Standards No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," (FAS 144), effective for fiscal years beginning after December 15, 2001, establishes the reporting and accounting for the impairment or disposal of long-lived assets. Management believes that the adoption of this standard will not have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

Reclassification of financial information. Certain prior-year components of the financial statements have been reclassified to be consistent with current year presentation.

2. Financial Instruments

The Company held no investment instruments at December 31, 2001 and 2000. Gains of $136 thousand from the sale of securities were realized in 2000. No gains or losses were realized in 2001 or in 1999. For the purpose of computing realized gains and losses, cost is determined on a specific identification basis.

The Company utilizes letters of credit in the ordinary course of business and to satisfy self-insurance security deposit requirements. Outstanding letters of credit were $2.1 million and $2.7 million as of December 31, 2001 and 2000, respectively. The Company does not expect any material losses to result from these off-balance-sheet instruments as performance is not expected to be required.

The carrying amount of debt outstanding at December 31, 2001 and 2000 approximates fair value.

3. Long-term Debt and Credit Arrangements

On July 14, 1999, Lydall, Inc. and certain subsidiaries entered into a credit facility with a group of five banking institutions. At December 31, 2001, the facility was comprised of a $50 million domestic revolving credit facility, of which $12.0 million was outstanding, and a Euro-denominated term loan, with an outstanding balance of $9.9 million, which is an obligation of Lydall's German subsidiary. The interest rate on the revolving credit facility is based on various money-market rates selected by the Company at the time of borrowing. The Euro-denominated term loan bears interest equal to Euro LIBOR plus a percentage based on negotiated ratios. The Company pays a commitment fee, calculated quarterly, based on the available balance of the revolving credit facility and the Company's leverage ratio as defined in the facility. For 2001, the commitment fee was $112 thousand. The facility, as amended, requires the Company to maintain certain financial ratios and other financial conditions. The facility also prohibits the Company from incurring certain additional indebtedness, restricts asset sales and capital expenditures, and limits certain investments and dividends to the extent such activities would reduce financial ratios below agreed-upon levels. At June 30, 2000, a financial covenant of the Company's main credit facility was not met as a result of the capital expenditures required to support the significant amount of new automotive business that began during the latter half of 2000. A waiver of such non-compliance was obtained. In addition, effective August 10, 2000, the Company and its lenders amended certain covenants and conditions of the credit facility. The amendment provides increased flexibility to the Company with regard to strategic and operational financing needs. As of December 31, 2001, the Company was in compliance with all loan covenants and conditions.

Certain foreign subsidiaries of the Company maintain additional lines of credit totaling $9.1 million, of which $5.8 million was outstanding as of December 31, 2001. These credit facilities incur interest at rates ranging from 3.6 percent to 6.8 percent.

The Company has initiated discussions with the bank group regarding the $50 million domestic revolving credit facility maturing on July 14, 2002. It is the Company's intention to renew the facility for another three-year period under terms and conditions similar to those currently in place. Based on the discussions to-date and current market conditions, Lydall expects to complete the renewal prior to July 14, 2002. Based on the foregoing, the Company classified the $12.0 million outstanding under the $50 million credit facility as long-term debt in the Consolidated Balance Sheet at December 31, 2001.

Total long-term debt maturing in 2002, 2003, 2004, and 2005 will be $9.5 million, $4.1 million, $2.1 million, and $12.0 million, respectively.

In July 1999, the Company entered into an interest rate swap agreement to convert the base rate component of the interest rate on the Euro-denominated term loan to a fixed rate of 3.45 percent.

--------------------------------------------------------------------------------------
In thousands    December 31,                                            2001     2000
--------------------------------------------------------------------------------------
Credit Agreement revolving credit facility,
  effective rate 3.26%, due 2002                                     $12,025  $10,130
Credit Agreement term loan,
  effective rate 4.45%, due quarterly,
  collateralized by German subsidiary stock                            9,896   13,947
Deutsche Bank, line of credit, effective rate 3.6% - 6.8%, due 2002,
  collateralized by certain fixed assets in Meinerzhagen, Germany      5,762    7,951
--------------------------------------------------------------------------------------
                                                                      27,683   32,028
Less portion due within one year                                      (9,473)  (7,101)
--------------------------------------------------------------------------------------
                                                                     $18,210  $24,927
--------------------------------------------------------------------------------------

4. Acquisitions and Dispositions

Acquisitions

On October 19, 2001, the Company acquired for cash certain assets and assumed certain liabilities of Affinity Industries Inc. ("Affinity"), a privately held designer and manufacturer of high-precision, specialty temperature-control equipment for demanding semiconductor, pharmaceutical, medical, laser, and industrial applications. The active thermal systems of Affinity complement Lydall's existing passive thermal solutions and significantly broaden the Company's market presence. Under the terms of the asset purchase agreement, the Company paid $17.4 million to Affinity and assumed approximately $1.3 million of certain liabilities, consisting primarily of current liabilities. In addition, the agreement provides for an additional $2.0 million of consideration to be paid, a portion of which is contingent upon the occurrence of certain events. The purchase price was also subject to a post-closing net asset adjustment as defined in the agreement. That adjustment was settled in January 2002 and resulted in an immaterial increase to the purchase price. In addition, the Company purchased for $2.3 million in cash the land and building where Affinity is located from Clear Lake Realty Corporation. The purchases will be accounted for in accordance with Statements of Financial Accounting Standards No. 141 and No. 142, which are described in Footnote 1. The Company funded the acquisitions through borrowings on its existing credit facility and operating cash flows. The operating results of Affinity were included in the Company's consolidated financial statements from the date of acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

               --------------------------------------------------
                        In thousands......... At October 19, 2001
               --------------------------------------------------
               Current assets                       $ 4,216
               Property, plant, and equipment         3,366
               Intangible assets                        775
               Goodwill                              13,011
               --------------------------------------------------
               Total assets acquired                 21,368
               Current liabilities                    1,340
               --------------------------------------------------
               Net assets acquired                  $20,028
               --------------------------------------------------

The Company obtained independent appraisals to determine the fair value of the property, plant, and equipment and intangible assets acquired as listed above. Of the $775 thousand of intangible assets acquired, $450 thousand was assigned to a trademark that is not subject to amortization, $180 thousand was assigned to a customer list with an estimated useful life of three years and $145 thousand was assigned to non-compete agreements with estimated useful lives of five years. The $13.0 million of goodwill, all of which is deductible for tax purposes, has been assigned to the Thermal/Acoustical Segment. The opening balance sheet had not been finalized as of December 31, 2001 as certain contingencies and events that would require the payment of additional consideration had not been met. When paid, the additional consideration will increase goodwill.

On December 30, 1998, a subsidiary of the Company acquired for cash all of the outstanding shares of Gerhardi & Cie GmbH & Co. KG ("Gerhardi"), a privately held German manufacturer of automotive components. The purchase price was subject to a post-closing net equity adjustment as defined in the agreement. In June 2001 that adjustment was finalized, and the Company received $1.4 million in cash.

Dispositions

In February 2001, the Company's Board of Directors adopted a plan to discontinue the operations of the Paperboard Segment, consisting principally of the Southern Products and Lydall & Foulds Divisions. Accordingly, the operating results of this Segment have been segregated from continuing operations and reported as discontinued operations for all years presented. Net sales from the Paperboard Segment were $4.2 million, $42.6 million, and $43.5 million for the years ended December 31, 2001, 2000, and 1999, respectively.

On February 1, 2001, the Company announced that the Lydall & Foulds Division would close on April 1, 2001. Additionally, on February 5, 2001, the Company sold the Southern Products Division for approximately $14.2 million in cash. In total, the disposition of the Paperboard Segment resulted in a gain, net of tax, of $.3 million, or $.02 per diluted share. The sale of the Southern Products Division resulted in a gain, net of tax, of $3.6 million, or $.23 per diluted share. The closing of the Lydall & Foulds Division resulted in a loss, net of tax, of $3.3 million, or $.21 per diluted share, representing costs incurred from the measurement date, an estimate of other exit costs to be incurred during the phase-out period, and an adjustment to the net realizable value for certain current and long-lived assets.

Paperboard Segment net assets to be disposed of consist primarily of inventory and property, plant, and equipment of the Lydall & Foulds Division, with a total net realizable value of $1.2 million, have been classified on the Consolidated Balance Sheet as "Net Investment in Discontinued Operations."

Effective September 30, 2000, the Company sold substantially all of the assets and certain liabilities of its chrome-plating and injection-molding operations of Lydall Gerhardi GmbH and Co. KG to Gerhardi Kunststofftechnik GmbH. The pretax loss on the sale amounted to $29.7 million, or $1.22 per share after-tax.

On January 28, 2000, the Company sold substantially all of the assets, net of certain liabilities, of the Composite Materials, Hoosick Falls Operation for approximately $12.0 million in cash, plus $660 thousand of liabilities assumed, resulting in a pretax gain of $6.1 million, or $.24 per diluted share. For the years ended December 31, 2000 and 1999, sales and (loss) income from operations of the Hoosick Falls Operation included in income (loss) from continuing operations were $.6 million and $10.7 million, and ($10 thousand) and $1.1 million, respectively.

In November 1999, the Company's Board of Directors adopted a plan to discontinue the operations of the Wovens Segment. Accordingly, the operating results have been segregated from continuing operations and reported as discontinued operations. Sales from the Wovens Segment were $3.9 million for the year ended December 31, 1999. In 1999, the Company recorded an estimated net loss on disposal of $1.8 million, or $.12 per share, net of tax, associated with the disposition of this Segment.

On February 29, 2000, the Company sold fixed assets, leasehold improvements, inventory, and certain intangibles of the Wovens Segment for $1.8 million. During 2001, the Company recorded an additional loss of $100 thousand, net of tax.

5. Assets Held for Sale

In November 2000, Lydall's Board of Directors formalized a plan to dispose of certain assets and related liabilities of the Company's fiberboard operation. During 2001, the Company sold certain assets related to this operation for approximately $1.9 million and announced that the operation would close on June 1, 2001. As a result, the Company recorded a pre-tax charge of $3.4 million, or $.13 per share after-tax, for closing costs, severance benefits and impairment of remaining assets. Of the $1.6 million of closing costs and severance benefits accrued, approximately $1.3 million has been paid through December 31, 2001. At December 31, 2001, $1.5 million has been classified as "Assets Held for Sale" representing primarily the estimated net realizable value of the remaining property, plant, and equipment of the operation.

For the years ended December 31, 2001, 2000 and 1999, sales and (loss) income from operations related to these assets were $1.6 million, $6.5 million, and $11.0 million and ($.1 million), ($.2 million) and $.8 million, respectively.

6. Capital Stock

Preferred stock. The Company has authorized Serial Preferred Stock with a par value of $1. None of the 500,000 authorized shares have been issued.

Common stock. At the end of 2001, 1,606 Lydall stockholders of record held 15,981,306 shares of Common Stock.

Stockholder rights plan. In the second quarter of 1999, the Company's Board of Directors adopted a Stockholder Rights Plan by granting a dividend of one preferred share purchase right for each common share to stockholders of record at the close of business on June 30, 1999. Under certain conditions, each right entitles the holder to purchase one one-thousandth of a Series A Junior Participating Preferred Share. The rights cannot be exercised or transferred apart from the related common shares unless a person or group acquires 10 percent or more of the Company's outstanding common shares. The rights will expire May 15, 2009 if they are not redeemed.

The following table provides a reconciliation of the income (loss) amounts and shares used to determine basic and diluted earnings (loss) per share.

----------------------------------------------------------------------------------------------------------
                        For the Year Ended 2001      For the Year Ended 2000      For the Year Ended 1999
---------------------------------------------------------------------------------------------------------
                       Income                         Loss                       Income
                         from                         from                         from
                   Continuing Average Per-Share Continuing Average Per-Share Continuing Average Per-Share
                   Operations  Shares    Amount Operations  Shares    Amount Operations  Shares    Amount
---------------------------------------------------------------------------------------------------------
Basic earnings
  (loss) per share   $7,521   15,899    $ .47    ($3,616)  15,778   ($ .23)   $11,089   15,715    $ .70
Effect of dilutive
  stock options          --      112     (.00)        --       --     (.00)        --       69     (.00)
---------------------------------------------------------------------------------------------------------
Diluted earnings
  (loss) per share   $7,521   16,011    $ .47    ($3,616)  15,778   ($ .23)   $11,089   15,784    $ .70
---------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------
                    For the Year Ended 2001    For the Year Ended 2000   For the Year Ended 1999
------------------------------------------------------------------------------------------------
                      Net Average Per-Share     Net  Average Per-Share     Net Average Per-Share
                   Income  Shares    Amount    Loss   Shares    Amount  Income  Shares    Amount
------------------------------------------------------------------------------------------------
Basic earnings
  (loss) per share $7,419 15,899    $ .46   ($2,421) 15,778   ($ .15)  $10,775 15,715    $ .68
Effect of dilutive
  stock options        --    112     (.00)       --      --     (.00)       --     69     (.00)
------------------------------------------------------------------------------------------------
Diluted earnings
  (loss) per share $7,419 16,011    $ .46   ($2,421) 15,778   ($ .15)  $10,775 15,784    $ .68
------------------------------------------------------------------------------------------------

Options to purchase 608,887 shares of Common Stock were excluded from the 2001 computation of diluted earnings per share because the exercise price was greater than the average market price of the Common Stock at the end of the year. Options to purchase 1,640,917 and 974,467 shares of Common Stock were excluded from the 2000 and 1999 computation of diluted earnings per share because for 2000 the effect would have been antidilutive, and for 1999, the exercise price was greater than the average market price of the Common Stock at the end of the year.

7. Stock Option Plans

At December 31, 2001, the Company had two stock option plans under which employees and directors had options to purchase Common Stock. Under each plan -- the 1982 Stock Incentive Compensation Plan ("1982 Plan") and the 1992 Stock Incentive Compensation Plan ("1992 Plan") -- options are granted at fair market value on the grant date and expire ten years after the grant date. In most cases, options vest at a rate of 25 percent per year starting with the first anniversary of the award. Certain incentive stock option (ISO) awards have an extended vesting period because IRS regulations, with regard to ISO awards, limit the total dollar amount that can vest in one year for an individual at $100,000. The 1982 Plan has expired; therefore, no further options can be granted under this Plan. In February 2002, all outstanding options previously awarded under the 1982 Plan expired. Under the 1992 Plan, which expires on May 13, 2002, options for 2.4 million shares of Common Stock were available for grant and only 200,000 remained available for grant at December 31, 2001. In addition, the 1992 Plan provides for automatic acceleration of vesting in the event of a change in control of the Company. The 1992 Plan also provides for the use of shares of Common Stock in lieu of cash to exercise options if the shares are held for more than six months and if the Compensation and Stock Option Committee of the Board of Directors approves this form of exercise.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company's two stock option plans been determined based on the fair value of the options at the grant dates for awards under those plans, consistent with Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation," the Company's net income (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

-----------------------------------------------------------------------------------------------------------
In thousands except per-share data    For the years ended December 31,               2001     2000     1999
-----------------------------------------------------------------------------------------------------------
                  Net income (loss)                                    As reported $7,419 ($ 2,421) $10,775
                                                                       Pro forma    6,058   (3,657)   9,556
                  Basic earnings (loss) per share                      As reported $  .46  $  (.15) $   .68
                                                                       Pro forma      .37     (.23)     .61
                  Diluted earnings (loss) per share                    As reported $  .46  $  (.15) $   .68
                                                                       Pro forma      .37     (.23)     .61
-----------------------------------------------------------------------------------------------------------

The fair value of each option granted is estimated for the above disclosure on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2001, 2000 and 1999, respectively: zero dividend yield for all years; expected volatility of 52 percent, 47 percent and 50 percent; risk-free interest rates of 5.1 percent,
5.3 percent, and 6.7 percent; and an expected eight-year life for all years.

The following is a summary of the status of the Company's stock option plans as of December 31, 2001, 2000, and 1999, and changes during the years then ended:

------------------------------------------------------------------------------------------------
In thousands except per-share data               2001                     2000             1999
------------------------------------------------------------------------------------------------
                                               Weighted-Average         Weighted-Average
Fixed Options                          Shares   Exercise Price  Shares   Exercise Price  Shares
------------------------------------------------------------------------------------------------
Outstanding at beginning of year        1,641       $12.95       1,329       $13.96       1,263
Granted                                   562         9.84         556         8.77         243
Exercised                                (103)        8.86        (150)        5.62         (68)
Forfeited                                 (84)       13.20         (94)       14.17        (109)
------------------------------------------------------------------------------------------------
Outstanding at end of year              2,016       $12.28       1,641       $12.95       1,329
------------------------------------------------------------------------------------------------
Options exercisable at year-end         1,004                      921                    1,002
Shares reserved for grants                200                      678                    1,140
Weighted-average fair value per option
  granted during the year              $ 6.19                   $ 5.24                   $ 6.16
------------------------------------------------------------------------------------------------

For 1999, the weighted-average exercise price for options outstanding at the beginning and end of the year was $14.38 and $13.96, respectively. Options with weighted-average exercise prices of $10.88, $5.64, and $17.16 were granted, exercised, and forfeited in 1999, respectively.

The following table summarizes information about stock options outstanding at December 31, 2001:

------------------------------------------------------------------------------------------------------
                               Options Outstanding                        Options Exercisable
                 ------------------------------------------------ -----------------------------------
                     Number     Weighted-Average
   Range of      Outstanding at    Remaining     Weighted-Average Number Exercisable Weighted-Average
Exercise Prices     12/31/01    Contractual Life  Exercise Price     at 12/31/01      Exercise Price
---------------- -------------- ---------------- ---------------- ------------------ ----------------
$ 6.50 -- $10.08   1,236,012          8.2             $ 9.41            318,949              $  9.25
 10.38 --  11.75     294,252          5.0              10.76            202,681                10.68
 13.13 --  19.81     285,197          3.2              17.68            281,954                17.71
 22.63 --  26.00     200,574          3.2              24.52            200,574                24.52
-----------------------------------------------------------------------------------------------------
$ 6.50 -- $26.00   2,016,035          6.5             $12.28          1,004,158               $14.96
-----------------------------------------------------------------------------------------------------

8. Employer-Sponsored Benefit Plans

As of December 31, 2001, the Company maintains three defined benefit pension plans, which cover substantially all domestic Lydall employees. In connection with the sale of the Hoosick Falls Operation, the Company transferred one defined benefit plan to the purchaser. The pension plans are noncontributory, and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. The Company's funding policy is to fund not less than the ERISA minimum funding standard nor more than the maximum amount which can be deducted for federal income tax purposes.

The following items are the components of net periodic benefit cost for pension benefits:

  ---------------------------------------------------------------------------
  In thousands    For the years ended December 31,    2001     2000     1999
  ---------------------------------------------------------------------------
          Service cost                             $ 1,093  $   993  $ 1,412
          Interest cost                              1,780    1,710    1,717
          Expected return on plan assets            (1,837)  (1,997)  (1,814)
          Amortization of:
             Transition asset                         (100)    (100)    (103)
             Prior service cost                          3       11       19
             Actuarial loss (gain)                      10       (5)     186
          Curtailment charges                          139       --       --
  ---------------------------------------------------------------------------
          Total net periodic benefit cost          $ 1,088  $   612  $ 1,417
  ---------------------------------------------------------------------------

The projected benefit obligation, accumulated benefit obligation, and fair value of plan assets for the pension plans with accumulated benefit obligations in excess of plan assets were $24.9 million, $22.7 million, and $17.3 million, respectively, as of December 31, 2001 and $24.0 million, $20.9 million, and $20.2 million, respectively, as of December 31, 2000. At December 31, 1999, there were no plans with an accumulated benefit obligation in excess of plan assets.

Plan assets include investments in bonds and equity securities. The Company determines the assumed discount rate, expected long-term rate of return on plan assets, and annual compensation increase rate for each year. The following presents the assumptions and a summary of funded status for all plans:

   -------------------------------------------------------------------------
   December 31,                                        2001      2000  1999
   -------------------------------------------------------------------------
   Weighted average assumptions:
   Discount rate                                       7.25%     7.50% 7.75%
   Expected return on plan assets                      9.25%     9.25% 9.25%
   Rate of compensation increase                    3.5-4.5%     5.00% 5.00%
   -------------------------------------------------------------------------
   --------------------------------------------------------------------
   In thousands December 31,                           2001      2000
   --------------------------------------------------------------------
   Change in benefit obligation:
   Net benefit obligation at beginning of year     $ 23,984   $22,093
   Service cost                                       1,093       993
   Interest cost                                      1,780     1,710
   Plan amendments                                       --       (62)
   Actuarial loss                                       854       668
   Curtailments                                        (905)       --
   Divestitures                                          --      (373)
   Gross benefits paid                               (1,897)   (1,045)
   --------------------------------------------------------------------
   Net benefit obligation at end of year           $ 24,909   $23,984
   --------------------------------------------------------------------
   --------------------------------------------------------------------
   In thousands December 31,                           2001      2000
   --------------------------------------------------------------------
   Change in plan assets:
   Fair value of plan assets at beginning of year  $ 20,191   $22,300
   Actual return on plan assets                        (970)     (691)
   Divestitures                                          --      (373)
   Gross benefits paid                               (1,897)   (1,045)
   --------------------------------------------------------------------
   Fair value of plan assets at end of year          17,324    20,191
   --------------------------------------------------------------------
   Funded status at end of year                   ($  7,585) ($ 3,793)
   Unrecognized net actuarial loss                    4,708     1,959
   Unrecognized prior service cost                      113       258
   Unrecognized net transition asset                   (116)     (216)
   --------------------------------------------------------------------
   Net amount recognized                          ($  2,880) ($ 1,792)
   --------------------------------------------------------------------
   Amounts recognized in the consolidated balance sheets consist of:
   Prepaid benefit cost                            $    201   $   512
   Accrued benefit liability                         (3,081)   (2,304)
   Additional minimum liability                      (2,456)     (873)
   Intangible assets                                    232       421
   Accumulated other comprehensive income             2,224       452
   --------------------------------------------------------------------
   Net amount recognized                          ($  2,880) ($ 1,792)
   --------------------------------------------------------------------

The Company also sponsors a Stock Purchase Plan and 401(k) Plan. Contributions are determined under various formulas. Employer contributions to these plans amounted to $1.0 million in 2001, $1.1 million in 2000, and $1.7 million in 1999.

9. Postemployment, Postretirement, and Deferred Compensation

The Company maintains a defined benefit postretirement plan covering a limited number of retired and hourly employees. The plan provides health care benefits to certain groups of retired employees and postretirement life insurance benefits to certain hourly employees. The amount of expense reflected in the Company's results of operations for these benefits was less than $100 thousand for each of the last three years.

The Company provides deferred compensation to a small number of former employees and has a deferred compensation plan, which was frozen as of December 31, 1996, that provides the Company's outside directors and the former Chairman with compensation upon their retirement from service with the Board. In addition, the Company provides a Supplemental Executive Retirement Plan ("SERP") that provides supplemental income payments after retirement to senior executives. The total net deferred compensation expense related to these three plans was $232 thousand in 2001, $257 thousand in 2000, and $327 thousand in 1999.

10. Segment Information

Lydall's reportable segments are: Thermal/Acoustical and Filtration/Separation. All other products are aggregated in Other Products and Services. In February 2001, the Company discontinued the Paperboard Segment. This Segment consisted primarily of the Company's Southern Products and Lydall & Foulds Divisions. On February 1, 2001, the Company announced the closure of its Lydall & Foulds Division. In addition, on February 5, 2001, the Company sold the Southern Products Division. The results of the Paperboard Segment have been excluded from continuing operations for all years presented.

During the fourth quarter of 1999, the Company discontinued the Wovens Segment, the sale of which was completed on February 29, 2000. The results of the Wovens Segment have been excluded from continuing operations for all years presented.

Lydall evaluates performance and allocates resources based on sales and operating income. Net sales by segment reported below include intercompany transactions. Operating income (loss) is calculated using specific cost identification for most items, with certain allocation of overhead, based on sales volume.

Thermal/Acoustical

The Thermal/Acoustical Segment includes thermal and acoustical barriers, heat shields, temperature-control units, and insulating products that control and insulate within temperature environments ranging from -459(degrees)F (-237(degrees)C) to +3000(degrees)F (+1649(degrees)C).

Filtration/Separation

The Filtration/Separation Segment includes industrial and consumer air and liquid filtration products, vital fluids management systems for medical and biopharmaceutical applications, separation media, and energy-related products.

Other Products and Services

The largest component of Other Products and Services is Lydall's transport and distribution business. That business specializes in time-sensitive shipments and has an in-depth understanding of the special nature and requirements of the paper and printing industries. Other Products and Services also include electrical insulation, assorted specialty products, and battery separator materials sold in Europe.

The table below presents net sales and operating income (loss) by segment as used by the chief operating decision-maker of Lydall for the years ended December 31, 2001, 2000, and 1999:

-------------------------------------------------------------------------------------------
                                                             Other
                                   Thermal/ Filtration/   Products Reconciling Consolidated
In thousands for the years ended Acoustical  Separation & Services       Items       Totals
-------------------------------------------------------------------------------------------
    December 31, 2001
    Net sales                     $125,741    $66,638    $33,260    ($  2,080)   $223,559
    Operating income (loss)         19,123      7,256       (431)     (13,648)     12,300
-------------------------------------------------------------------------------------------
    December 31, 2000
    Net sales                     $158,472    $67,913    $38,799    ($  4,066)   $261,118
    Operating income                16,768     10,210      3,826      (11,821)     18,983
-------------------------------------------------------------------------------------------
    December 31, 1999
    Net sales                     $169,283    $58,994    $50,489    ($  3,782)   $274,984
    Operating income                13,065      8,466      7,347      (11,137)     17,741
-------------------------------------------------------------------------------------------

A reconciliation of total segment net sales to total consolidated net sales and of total segment operating income to total consolidated operating income for the years ended December 31, 2001, 2000, and 1999 is as follows:

--------------------------------------------------------------------------------
In thousands    For the years ended December 31,       2001      2000      1999
--------------------------------------------------------------------------------
Net sales
Total segment net sales                            $225,639  $265,184  $278,766
Elimination of intersegment sales                    (2,080)   (4,066)   (3,782)
--------------------------------------------------------------------------------
Consolidated net sales                             $223,559  $261,118  $274,984
--------------------------------------------------------------------------------
Operating Income
Total segment operating income                     $ 25,948  $ 30,804  $ 28,878
Elimination of intersegment and corporate expenses  (13,648)  (11,821)  (11,137)
--------------------------------------------------------------------------------
Consolidated operating income                      $ 12,300  $ 18,983  $ 17,741
--------------------------------------------------------------------------------

Asset information by reportable segment is not reported since the chief operating decision-maker does not use such information internally.

Net sales and long-lived asset information by geographic area and for the years ended December 31, 2001, 2000, and 1999 are as follows:

      ---------------------------------------------------------------------
                            Net Sales                Long-Lived Assets
      -----------------------------------------  --------------------------
      In thousands      2001     2000     1999       2001    2000     1999
      --------------------------------------------------------------------
      United States $182,850 $193,339 $185,879   $ 98,612 $79,670 $ 87,901
      France          15,342   11,498   13,809      6,770   7,518    8,244
      Germany         25,367   56,281   75,296     10,195  11,981    8,858
      --------------------------------------------------------------------
      Total         $223,559 $261,118 $274,984   $115,577 $99,169 $105,003
      --------------------------------------------------------------------

Foreign sales are based on the country in which the sales originate (i.e., where the legal entity is domiciled).

For 2001, Lydall had two major customers, Ford Motor Co. and DaimlerChrysler AG, which accounted for sales of $34.3 million and $22.7 million, respectively. For 2000 and 1999, Lydall's major customer was Ford Motor Co., which accounted for sales of $34.1 million and $36.8 million, respectively. These sales are reported in the Thermal/Acoustical Segment.

11. Income Taxes

The provision (benefit) for income taxes from continuing operations consists of the following:

   --------------------------------------------------------------------------
   In thousands    For the years ended December 31,   2001      2000    1999
   --------------------------------------------------------------------------
              Current
              Federal                               $  548   $ 2,631  $2,163
              State                                    519     1,117     428
              Foreign                                  388        95     289
   --------------------------------------------------------------------------
                 Total current                      $1,455   $ 3,843  $2,880
   --------------------------------------------------------------------------
              Deferred
              Federal                               $2,240  ($ 5,347) $2,859
              State                                   (320)     (778)   (163)
              Foreign                                 (120)      (83)   (401)
   --------------------------------------------------------------------------
                 Total deferred                     $1,800    (6,208) $2,295
   --------------------------------------------------------------------------
              Provision for income taxes            $3,255  ($ 2,365) $5,175
   --------------------------------------------------------------------------

The following is a reconciliation of the difference between the actual provision (benefit) for income taxes from continuing operations and the provision (benefit) computed by applying the federal statutory tax rate on earnings.

      --------------------------------------------------------------------
      For the years ended December 31,                 2001   2000   1999
      --------------------------------------------------------------------
      Statutory federal income tax rates               34.0% (35.0%) 35.0%
      State income taxes, net of federal tax deduction  1.2    8.5    2.6
      Exempt FSC and foreign income                    (6.0) (14.0)  (5.7)
      Other and tax exempt income                       1.0    1.0    (.1)
      --------------------------------------------------------------------
      Effective income tax rates                       30.2% (39.5%) 31.8%
      --------------------------------------------------------------------

The following is a schedule of the net current deferred tax assets and long-term deferred tax liabilities by tax jurisdiction as of December 31:

       -------------------------------------------------------------------
                               2001                       2000
                    -------------------------  -------------------------
                         Current     Long-term      Current     Long-term
                    Deferred Tax  Deferred Tax Deferred Tax  Deferred Tax
       In thousands       Assets (Liabilities)       Assets (Liabilities)
       ------------------------------------------------------------------
         Federal       $1,650      ($ 5,133)      $7,044      ($ 8,897)
         State             35          (281)         140          (741)
         Foreign           85        (1,404)         106        (1,545)
       ------------------------------------------------------------------
          Total        $1,770      ($ 6,818)      $7,290      ($11,183)
       ------------------------------------------------------------------

               -------------------------------------------------
               In thousands     December 31,        2001    2000
               -------------------------------------------------
               Deferred Tax Assets
                  Accounts receivable            $   231 $   294
                  Inventories                        606     745
                  Other accrued expenses             655   1,407
                  Retirement accounts              3,107   2,546
                  Tax credits                        606     406
                  Net operating losses            11,054  22,576
                  Discontinued operations            493      --
                  Other, net                          --     278
               -------------------------------------------------
               Total deferred tax assets          16,752  28,252
               Deferred tax liabilities
                  Property, plant and equipment   12,550  15,365
                  Assets held for sale               236   1,017
                  Discontinued operations             --   1,111
                  Intangible assets                  840     770
                  Other, net                         946      --
               -------------------------------------------------
               Total deferred tax liabilities     14,572  18,263
                  Valuation reserve                7,228  13,882
               -------------------------------------------------
               Net deferred tax liabilities      $ 5,048 $ 3,893
               -------------------------------------------------

The Internal Revenue Service ("IRS") is currently examining the Company's federal income tax returns for 1998 and 1999. Lydall's management believes any potential issues resulting from this examination will not be significant to the consolidated financial position, results of operations, or cash flows of the Company. The IRS completed its examination of the Company's 1997 federal income tax return during 2001. The 2001 effective tax rate includes a benefit from the settlement of this examination. Excluding this settlement, the effective tax rate for 2001 was 35.5 percent.

For the years ended December 31, 2001, 2000 and 1999 income (loss) from continuing operations before income taxes was derived from the following sources:

 -----------------------------------------------------------------------------
 In thousands     For the years ended December 31,    2001      2000     1999
 -----------------------------------------------------------------------------
                   United States                   $ 8,100  $ 23,851  $18,170
                   Foreign                           2,676   (29,832)  (1,906)
 -----------------------------------------------------------------------------
                      Total                        $10,776 ($  5,981) $16,264
 -----------------------------------------------------------------------------

The Company has foreign net operating loss carryforwards of approximately $31.5 million at December 31, 2001 that never expire. The Company has fully reserved for these net operating loss carryforwards at December 31, 2001 as the ability to utilize them is uncertain.

At December 31, 2001, the Company also has approximately $8.0 million and $4.3 million of federal regular net operating loss carryforwards and federal alternative minimum tax net operating loss carryforwards, respectively, and approximately $9.3 million of state net operating loss carryforwards. The federal net operating loss carryforwards expire in 2020, and the state net operating loss carryforwards expire between 2014 and 2019.

In addition, the Company has $.6 million of tax credit carryforwards, the majority of which never expire.

12. Commitments and Contingencies

Leases

Lydall has operating leases that resulted in an expense of $2.9 million in 2001, $2.5 million in 2000, and $3.0 million in 1999. These contracts include building, office equipment, vehicle, and machinery leases, which require payment of property taxes, insurance, repairs and other operating costs.

Future lease commitments under noncancelable operating leases are:

      --------------------------------------------------------------------
      In thousands     2002   2003   2004   2005   2006 Thereafter   Total
      --------------------------------------------------------------------
      Lease payments $2,914 $2,690 $2,480 $2,283 $2,031   $3,136   $15,534
      --------------------------------------------------------------------

Environmental and Other

The Company is, from time to time, subject to various legal actions, governmental audits, and proceedings relating to various matters incidental to its business including product liability and environmental claims. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with the Company's counsel and considering any applicable insurance or indemnification, any liability which may ultimately be incurred is not expected to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

In March 1986, the United States Environmental Protection Agency ("EPA") notified a former subsidiary of the Company that it and other entities may be potentially responsible in connection with the release of hazardous substances at a landfill and property located adjacent to a landfill located in Michigan City, Indiana.

In June 1995, the Company and its former subsidiary were sued in the Northern District of Indiana by the insurer of the current operator of the former subsidiary's plant seeking contribution. In June 1998, a Stipulation for Dismissal signed by all parties was filed to end current litigation until total liability at the site could be defined.

In 2001, settlement discussions started between the Company and the current operator and its insurers. The Company will make a payment of approximately $150 thousand in exchange for a full site release if the settlement occurs. In addition, the Company is in negotiations with certain insurance carriers and a third party, to receive reimbursement for the settlement.

By letter dated July 13, 1998, a subsidiary of the Company was identified as a "potentially responsible party" by the EPA in connection with the claimed release or threat of release of hazardous substances at a site known as the Rogers Fibre Mill in Buxton, Maine (the "Site"). The subsidiary merged with the owner and operator of a fiberboard mill at the site whose ownership dated back to approximately 1912. The subsidiary ceased operations at the site in 1980, and in 1982, conveyed its interest in the site.

The EPA has spent over $3 million in public funds to investigate and take action with respect to the Site and has indicated that it considers the Company to be responsible for some or all of those funds. The EPA has offered to settle with all parties, including Lydall for a total of $300,000. Lydall's proposed share of this total would be $150,000 for which it would obtain a full release from all parties and contribution protection from the EPA. The Company has accrued this amount as of December 31, 2001.

Management believes the ultimate disposition of these matters will not have a material adverse effect upon the Company's consolidated financial position, results of operations or cash flows.

In the normal course of business Lydall enters into long-term supply agreements with customers. Losses, if any, on these agreements are provided for when anticipated.

13. Comprehensive Income

The following table discloses the balance by classification within accumulated other comprehensive loss.

 ------------------------------------------------------------------------------
                                            Unrealized    Minimum   Accumulated
                                 Foreign          Gain    Pension         Other
                                Currency on Derivative  Liability Comprehensive
 In thousands                 Adjustment   Instruments Adjustment          Loss
 ------------------------------------------------------------------------------
 Balance at December 31, 1998   $   713       $--       ($  784)     ($   71)
 Change year-to-date            ( 5,295)       --           784      ( 4,511)
 ------------------------------------------------------------------------------
 Balance at December 31,1999    ( 4,582)       --            --      ( 4,582)
 Change year-to-date            ( 1,933)       --       (   285)     ( 2,218)
 ------------------------------------------------------------------------------
 Balance at December 31, 2000   ( 6,515)       --       (   285)     ( 6,800)
 Change year-to-date            (   155)       18       ( 1,116)     ( 1,253)
 ------------------------------------------------------------------------------
 Balance at December 31, 2001   ($6,670)      $18       ($1,401)     ($8,053)
 ------------------------------------------------------------------------------

14. Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial information for 2001 and 2000, restated to reflect the discontinuation of the Paperboard Segment. In management's opinion, all adjustments necessary to present fairly the information for such quarters have been reflected below:

------------------------------------------------------------------------------------------------------
In thousands                      1st Quarter       2nd Quarter         3rd Quarter       4th Quarter
Except per-share data            2001    2000     2001     2000    2001       2000      2001     2000
-----------------------------------------------------------------------------------------------------
Net sales                     $58,266 $69,733  $58,940  $68,265 $53,478  $  65,966   $52,875  $57,154
Gross margin                   16,594  17,598   16,807   17,588  14,470     17,312    15,447   16,149
Income (loss) from continuing
  operations                    1,237   6,519    1,577    2,814   2,353  (  15,967)    2,355    3,018
Gain (loss) from discontinued
  operations                      455     286  (    79)     372      --        241   (   478)     296
Net income (loss)               1,692   6,805    1,498    3,186   2,353  (  15,726)    1,877    3,314
-----------------------------------------------------------------------------------------------------
Basic EPS
 Continuing operations        $  0.08 $  0.42  $  0.10  $  0.18 $   .15   ($  1.01)  $  0.15  $  0.19
 Discontinued operations         0.03    0.01  (  0.01)    0.02    0.00       0.02   (  0.03)    0.02
 Net income (loss)            $  0.11 $  0.43  $  0.09  $  0.20 $  0.15   ($  0.99)  $  0.12  $  0.21
-----------------------------------------------------------------------------------------------------
Diluted EPS
 Continuing operations        $  0.08 $  0.42  $  0.10  $  0.18 $   .15   ($  1.01)  $  0.15  $  0.19
 Discontinued operations         0.03    0.01  (  0.01)    0.02    0.00       0.02   (  0.03)    0.02
 Net income (loss)            $  0.11 $  0.43  $  0.09  $  0.20 $  0.15   ($  0.99)  $  0.12  $  0.21
-----------------------------------------------------------------------------------------------------

The sum of the quarterly amounts may not agree to the amounts in the Consolidated Statements of Income (Loss) for the entire year due to rounding.

                                  Schedule II

                                 LYDALL, INC.
                       VALUATION AND QUALIFYING ACCOUNTS
             FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

-----------------------------------------------------------------------------------------------------
                                                     Additions
--------------------------------------------- --------------------     -----------------------------
                                                         Charged To
                                              Charged To      Other
                                   Balance At  Costs and   Accounts    Deductions         Balance At
In thousands                       January 1,   Expenses   Describe      Describe       December 31,
----------------------------------------------------------------------------------------------------
2001
Allowance for doubtful receivables  $   644    $   345        $ --      ( $ 115)/1,2/     $   874
LIFO reserve                            555        132          --      (   204)/3/           483
Inventory obsolescence reserve          293        878          --      (   589)/4/           582
Reserve for future tax benefits      13,882         --          --      ( 6,654) /8,9/      7,228
----------------------------------------------------------------------------------------------------
2000
Allowance for doubtful receivables  $ 1,511    $   358   (    $ 36)/2/  ($1,189)/1,6,7/   $   644
LIFO reserve                          1,619        209          --      ( 1,273)/3,7/         555
Inventory obsolescence reserve          641        309          --      (   657)/4,6/         293
Reserve for future tax benefits       2,104     11,778          --           --            13,882
----------------------------------------------------------------------------------------------------
1999
Allowance for doubtful receivables  $ 1,504    $   364    $553 /5/      ($  910)/1/       $ 1,511
LIFO reserve                          1,216        428          --      (    25)/3/         1,619
Inventory obsolescence reserve          649        375   (      22)/2/  (   361)/4/           641
Reserve for future tax benefits          --      2,104          --           --             2,104
----------------------------------------------------------------------------------------------------

/1    /Uncollected receivables written off and adjustments to allowance.
/2    /Record foreign currency translation adjustments.
/3    /Adjustment of LIFO reserve for inventory levels and cost.
/4    /Write-off of obsolete inventory and current year activity.
/5    /Allowance for uncollected receivables recorded on Gerhardi's completed opening balance sheet.
/6    /Elimination of allowance for uncollectible receivables and inventory reserve due to disposition of operations.
/7    /Reduction due to the reclassification of the reserve to "Net Investment in Discontinued Operations" and
     "Assets Held for Sale."
/8    /Reduction credited to income tax expense of $726 thousand.
/9    /Reduction credited to deferred tax assets due to rate reduction and other adjustments.