Form 10-Q
period 2002-03-31
LYDALL INC /DE/
filed 2002-05-13
CIK 60977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2002

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number:  1-7665

LYDALL, INC.
(Exact name of registrant as specified in its charter)

Delaware	06-0865505
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Colonial Road, Manchester, Connecticut,  06040
                    (Address of principal executive offices)                (zip code)

(860) 646-1233
(Registrant’s telephone number, including area code)

None
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $.10 par value per share.
Total Shares outstanding April 30, 2002	15,990,506

LYDALL, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

LYDALL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

	March 31, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,481	$955
Accounts receivable, net	41,945	35,458
Inventories:
Finished goods	10,363	10,306
Work in progress	9,771	8,135
Raw materials and supplies	8,834	9,799
LIFO reserve	(483)	(483)

Total inventories	28,485	27,757
Income taxes receivable	—	611
Prepaid expenses	2,198	2,363
Net investment in discontinued operations	1,119	1,165
Assets held for sale	1,502	1,515
Deferred tax assets	1,695	1,770

Total current assets	79,425	71,594
Property, plant and equipment, at cost	140,656	138,976
Accumulated depreciation	(63,335)	(61,187)

	77,321	77,789
Other assets, net	38,898	37,788

Total assets	$195,644	$187,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,148	$9,473
Accounts payable	15,170	14,497
Accrued taxes	2,127	792
Accrued payroll and other compensation	3,731	3,144
Other accrued liabilities	4,531	6,929

Total current liabilities	34,707	34,835
Long-term debt	22,964	18,210
Deferred tax liabilities	6,731	6,818
Other long-term liabilities	9,199	8,273
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2,209	2,208
Capital in excess of par value	41,526	41,439
Retained earnings	148,182	145,083
Accumulated other comprehensive loss	(8,232)	(8,053)

	183,685	180,677
Treasury stock, at cost	(61,642)	(61,642)

Total stockholders’ equity	122,043	119,035

Total liabilities and stockholders’ equity	$195,644	$187,171

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME
AND COMPREHENSIVE INCOME
(In Thousands Except Per-Share Data)

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Net sales	$59,685	$58,266
Cost of sales	43,311	41,672

Gross margin	16,374	16,594
Selling, product development and administrative expenses	11,448	13,510
Impairment charge	—	760

Operating income	4,926	2,324
Other (income) expense:
Investment income	(15)	(37)
Interest expense	183	333
Foreign currency transaction losses	7	148
Other	(24)	33

	151	477

Income from continuing operations before income taxes	4,775	1,847
Income tax expense	1,676	610

Income from continuing operations	3,099	1,237

Discontinued operations:
Loss from operations of discontinued segments, net of tax benefit of $181	—	(308)
Gain on disposal of discontinued segments, net of tax expense of $448	—	763

Gain from discontinued operations	—	455

Net income	$3,099	$1,692

Basic earnings per common share:
Continuing operations	$.19	$.08
Discontinued operations	—	.03

Net income	$.19	$.11

Diluted earnings per common share:
Continuing operations	$.19	$.08
Discontinued operations	—	.03

Net income	$.19	$.11

Weighted average common stock outstanding	15,986	15,865
Weighted average common stock and equivalents outstanding	16,190	15,979

Net income	$3,099	$1,692
Other comprehensive loss, before tax:
Foreign currency translation adjustments	(324)	(384)
Unrealized gain (loss) on derivative instruments	50	(126)

Other comprehensive loss, before tax	(274)	(510)
Income tax benefit related to other comprehensive loss	95	179

Other comprehensive loss, net of tax	(179)	(331)

Cumulative effect of change in accounting principle, net of tax	—	201

Comprehensive income	$2,920	$1,562

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended March 31,
	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net income	$3,099	$1,692
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,558	2,540
Amortization	91	388
Gain on disposal of segments	—	(1,289)
Impairment charge	—	760
Foreign currency transaction losses	7	148
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(6,713)	1,046
Income taxes receivable	611	2,583
Inventories	(880)	(2,880)
Prepaid expenses and other assets	14	(257)
Accounts payable	744	594
Accrued taxes	1,303	(194)
Accrued payroll and other compensation	618	(3,541)
Deferred income taxes	—	(208)
Other long-term liabilities	938	166
Other accrued liabilities	(2,262)	(1,174)

Total adjustments	(2,971)	(1,318)

Net cash provided by operating activities	128	374

Cash flows from investing activities:
Acquisitions, net	(1,035)	—
Proceeds from sale of segments	46	15,000
Additions of property, plant and equipment	(2,432)	(2,114)

Net cash (used for) provided by investing activities	(3,421)	12,886

Cash flows from financing activities:
Long-term debt proceeds	33,154	7,825
Long-term debt payments	(28,382)	(19,041)
Issuance of common stock	88	2

Net cash provided by (used for) financing activities	4,860	(11,214)

Effect of exchange rate changes on cash	(41)	(100)

Increase in cash and cash equivalents	1,526	1,946
Cash and cash equivalents at beginning of period	955	2,220

Cash and cash equivalents at end of period	$2,481	$4,166

Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$221	$304
Income taxes	165	363
Noncash transactions:
Fair market value of interest rate swap	—	184

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.
The accompanying consolidated condensed financial statements include the accounts of Lydall, Inc. and its subsidiaries (collectively, the “Company”). All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the consolidated condensed financial statements. Management believes that all adjustments, which include only normal recurring accruals necessary to fairly present the consolidated financial position, results of operations and cash flows for the periods reported, have been included. The year-end consolidated condensed balance sheet data was derived from the December 31, 2001 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

	Three Months Ended March 31, 2002 (Unaudited)			Three Months Ended March 31, 2001 (Unaudited)
	Income from Continuing Operations ($000’s)	Average Shares (000’s)	Per-Share Amount	Income from Continuing Operations ($000’s)	Average Shares (000’s)	Per-Share Amount
Basic earnings per share	$3,099	15,986	$.19	$1,237	15,865	$.08
Effect of dilutive stock options	—	204	—	—	114	—

Diluted earnings per share	$3,099	16,190	$.19	$1,237	15,979	$.08

	Net Income ($000’s)	Average Shares (000’s)	Per-Share Amount	Net Income ($000’s)	Average Shares (000’s)	Per-Share Amount
Basic earnings per share	$3,099	15,986	$.19	$1,692	15,865	$.11
Effect of dilutive stock options	—	204	—	—	114	—

Diluted earnings per share	$3,099	16,190	$.19	$1,692	15,979	$.11

3.
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142), effective for fiscal years beginning after December 15, 2001. FAS 142 requires that goodwill recorded from business combinations completed on or before June 30, 2001, and certain other intangible assets deemed to have indefinite lives, no longer be amortized after the effective date. In addition, FAS 142 requires that goodwill recorded as a result of business combinations completed after June 30, 2001 not be amortized. Goodwill and other intangible assets with indefinite lives are subject to annual impairment tests.

In October 2001, the Company accounted for its acquisition of Affinity Industries Inc. under the provisions of FAS 142 and, as such, has not amortized the goodwill nor certain other intangible assets deemed to have indefinite lives that were recorded as a result of that acquisition. The Company adopted the remaining provisions of FAS 142 related to previously recorded goodwill and other intangible assets on January 1, 2002.

Upon adoption of FAS 142, the Company completed its initial impairment tests for goodwill recorded as of January 1, 2002 and determined that no impairment exists. The Company will perform its annual impairment tests for goodwill as required by FAS 142 in the fourth quarter of each fiscal year.

LYDALL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

The table below presents the gross carrying amount and, if applicable, the accumulated amortization of the Company’s acquired intangible assets, other than goodwill, as of March 31, 2002:

In thousands	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	$1,995	$1,843
License agreements	377	67
Patents	783	194
Non-compete agreements	245	113
Other	793	659

Total	$4,193	$2,876

Unamortized intangible assets:
Trademarks	$450

Amortization expense for the three month period ended March 31, 2002 was approximately $.1 million.

Estimated amortization expense for each of the next five years is:

In thousands	2002	2003	2004	2005	2006
Estimated amortization expense	$300	$200	$200	$100	$100

Goodwill, net of accumulated amortization of $7.1 million, at March 31, 2002 was approximately $30.9 million, of which, $26.2 million has been allocated to the Thermal/Acoustical Segment and $4.7 million has been allocated to the Filtration/Separation Segment. There were no impairments or dispositions of goodwill recorded during the quarter ended March 31, 2002. Additional goodwill of $1.0 million was recorded in the Thermal/Acoustical Segment during the period related to the acquisition of Affinity Industries Inc. as certain contingencies contained in the agreement were resolved and payment of additional consideration was required.

The following table reconciles the reported results for the first quarter of 2001 to the adjusted results for the same period had FAS 142 been adopted on January 1, 2001:

In thousands except per-share data	Three Months Ended March 31, 2001
Reported net income	$1,692
Goodwill amortization	313
Tax effect of deductible goodwill	(107)

Adjusted net income	$1,898

Basic earnings per share:
Reported net income	$.11
Goodwill amortization, net of tax	.01

Adjusted net income	$.12

Diluted earnings per share:
Reported net income	$.11
Goodwill amortization, net of tax	.01

Adjusted net income	$.12

LYDALL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

4.
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (FAS 144). FAS 144 establishes the reporting and accounting for the impairment or disposal of long-lived assets. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

5.
Lydall’s reportable segments are: Thermal/Acoustical and Filtration/Separation. All other products are aggregated in Other Products and Services. For a full description of each segment, refer to the “Notes to Consolidated Financial Statements” reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The table below presents net sales and operating income (loss) by segment for the three months ended March 31, 2002 and 2001:

In thousands Three Months Ended	Thermal/ Acoustical	Filtration/ Separation	Other Products and Services	Reconciling Items	Consolidated Totals
March 31, 2002
Net sales	$34,693	$17,007	$8,423	($438)	$59,685
Operating income	5,186	2,791	686	(3,737)	4,926

March 31, 2001
Net sales	$32,101	$17,566	$9,316	($717)	$58,266
Operating income (loss)	4,618	1,784	(83)	(3,995)	2,324

The operating loss for Other Products and Services for the period ended March 31, 2001 includes a pre-tax impairment charge of $.8 million related to the closing of the fiberboard operation.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales

Lydall, Inc. recorded net sales of $59.7 million in the first quarter of 2002 compared with $58.3 million for the same quarter in 2001, representing an increase of $1.4 million (2.4%). This increase was primarily the result of increased sales in the automotive business driven by the start-up of new platforms and the introduction of new products and the addition of the Ossipee operation. These increases were offset by the reduction of net sales related to the fiberboard operation that was sold at the beginning of the second quarter of 2001, a reduction in thermal/acoustical building materials sales and a decrease in air filtration sales that had not been impacted by the economic slowdown until after the first quarter of 2001.

Gross Margin

Gross margin for the first quarter of 2002 was 27.4 percent compared to 28.5 percent for the same quarter of 2001. The change in gross margin was primarily attributable to start-up activities at the Lydall Paper Distribution Center in Newport News, Virginia and sales mix changes within the Thermal/Acoustical Segment.

Selling, Product Development and Administrative Expenses

For the quarter ended March 31, 2002, selling, product development and administrative expenses were $11.4 million compared to $13.5 million for the same period in 2001. As a percentage of sales these costs declined to 19.2 percent for the first quarter of 2002 from 23.2 percent for the same period in 2001. The decrease in these expenses was primarily attributable to management’s continued focus on controlling and reducing discretionary administrative expenses, targeted reductions in headcount and minimized usage of external consulting. In addition, the first quarter 2001 amount includes approximately $.3 million of goodwill amortization expense, which is no longer amortized under FAS 142.

Impairment Charge

There were no impairment charges recorded during the first quarter of 2002.

During the quarter ended March 31, 2001, the Company recorded a pre-tax impairment charge of $.8 million, or $.03 per share after tax, related to assets held for sale of its fiberboard operation. During 2001, the Company sold certain assets of this operation for approximately $1.9 million and announced that the operation would be closed.

Other Income/Expense

Other expense for the quarter ended March 31, 2002 was $.2 million and consisted primarily of interest expense. Other expense for the quarter ended March 31, 2001 was $.5 million and consisted primarily of interest expense and foreign currency transaction losses.

Income Taxes

The effective tax rate for the three months ended March 31, 2002 was 35.1 percent compared to 33.0 percent for the same period in 2001. The increase in the effective tax rate was primarily due to an increase in the effective federal statutory rate as a result of higher income levels for the first quarter of 2002 and the reduced relative impact of certain tax credits and permanent items on the Company’s increased operating results.

Segment Results

Thermal/Acoustical

Thermal/Acoustical net sales increased $2.6 million (8.1%) for the first quarter of 2002 compared to the same period in 2001. This increase was primarily a result of increased sales in the automotive business driven by the start-up of new platforms and the introduction of new products and the addition of the Ossipee operation; these increases were offset by a reduction in building materials sales.

Thermal/Acoustical operating income for the first quarter of 2002 increased $.6 million (12.3%) over the same period in 2001 primarily due to increased sales volume and management’s focus on controlling administrative costs, which more than mitigated the reduction in gross margin related to sales mix changes.

Filtration/Separation

Filtration/Separation net sales decreased $.6 million (3.2%) for the quarter ended March 31, 2002 compared to the same period of 2001, primarily due to reduced air filtration sales compared to the first quarter of 2001.

Filtration/Separation operating income increased $1.0 million (56.4%) for the first quarter ended March 31, 2002 compared to the same period in 2001. Operating margin increased to 16.4 percent during the quarter compared to 10.2 percent for the same period in 2001. The increases in operating income and operating margin were primarily due to an improved cost structure and administrative cost reductions.

Other Products and Services

Other Products and Services net sales decreased $.9 million (9.6%) for the first quarter of 2002 compared to the same period in 2001. The now closed fiberboard operation contributed $1.2 million of sales during the first quarter of 2001. Excluding sales from this operation, sales for Other Products and Services increased $.3 million (3.9%). This increase was driven by improved sales of the Company’s traditional specialty products and by an increase in transport revenues.

Other Products and Services operating income for the first quarter of 2002 was flat when compared to the same period of 2001, after adjusting for the pre-tax impairment charge of $.8 million related to the closing of the fiberboard operation. The Lydall Paper Distribution Center opened in December 2001 and started receiving shipments in April 2002, as a result, the start-up costs associated with this operation negatively impacted operating income during the quarter. These incremental costs were offset by improved performance in specialty products compared to the first quarter of 2001.

Other Events/Outlook

The Company’s Ossipee operation, acquired in October 2001, is a premier designer and manufacturer of high-precision temperature-control equipment for demanding industrial processes such as semiconductor, pharmaceutical, medical, laser and industrial applications, complementing Lydall’s existing industrial thermal businesses. This new business is now integrated and continues to progress as the first step in Lydall’s strategy to broaden its industrial thermal focus in higher value segments of growth markets.

Lydall Transport, in partnership with the Virginia Port Authority and its operating company Virginia International Terminals, Inc., opened its world-class paper distribution facility at The Port of Virginia’s Newport News Marine Terminal in December 2001. The Lydall Paper Distribution Center operates under the management of Lydall and offers Port customers the advantages of a fully dedicated, on-terminal paper distribution warehouse operation. The new facility started receiving shipments in April 2002 and the start-up of the new business is proceeding as planned.

For the long-term, Lydall’s thermal/acoustical and filtration/separation businesses remain healthy and are expected to grow, primarily through the introduction of new products. Lydall has continued to garner new automotive thermal/acoustical business in 2002 and the business obtained at the end of 2001 is continuing to ramp up. Demand for the Company’s bioprocessing products is projected to increase, and management continues to focus on improving manufacturing efficiencies for these products. Lydall continues to leverage its market position in the air and liquid filtration market by expanding the Company’s technology and range of products.

Liquidity and Capital Resources

At March 31, 2002, cash and cash equivalents were $2.5 million compared to $1.0 million at December 31, 2001. Working capital at March 31, 2002 was $44.7 million compared with $36.8 million at December 31, 2001. The increase in working capital is primarily due to increased trade accounts receivable related to the increase in net sales of $6.8 million quarter over quarter.

Capital expenditures were $2.4 million for the first quarter of 2002 compared with $2.1 million for the same period in 2001.

As of March 31, 2002, the Company had unused borrowing capacity of approximately $33.6 million under various credit facilities. Management believes that the Company’s cash and cash equivalents, operating cash flow, and unused borrowing capacity at March 31, 2002 are sufficient to meet current and anticipated requirements for the foreseeable future.

Lydall Inc. and certain subsidiaries entered into a $50 million domestic revolving credit facility on July 14, 1999 with a group of five banking institutions. The credit facility is maturing on July 14, 2002. As a result, the Company is in discussions with the bank group regarding this credit facility as it is the Company’s intention to renew this facility for another three-year period under similar terms and conditions to those currently in place. Based on recent discussions and current market conditions, Lydall expects to complete this renewal prior to July 14, 2002.

Significant Accounting Policies

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 describes the significant accounting policies used, as well as the more significant estimates included, in the preparation of the consolidated financial statements. Actual results could differ from those estimates, assumptions and judgments.

Accounting Standards

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144). FAS 144 establishes the reporting and accounting for the impairment or disposal of long-lived assets. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Forward-Looking Information

In the interest of more meaningful disclosure, Lydall and its management make statements regarding the future outlook of the Company, which constitute “forward-looking statements” under the securities laws. These forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the company, based on assumptions and estimates currently believed to be valid. Forward-looking statements are included under the “Other Events/Outlook” section of this Item and elsewhere within this report and are generally identified through the use of language such as “believe,” “expect,” “estimate,” “anticipate” and other words of similar meaning in connection with discussion of future operating or financial performance.

All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Some of the factors that might cause such a difference include risks and uncertainties which are detailed in Note 12 and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in market risks from those disclosed in Item 7A of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Part II.    Other Information

Item 6.    Exhibits and Reports on Form 8-K

a.    Exhibits

3.1	Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001, and incorporated herein by this reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q dated November 12, 1999, and incorporated herein by this reference).

b.    Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.
(Registrant)

May 13, 2002	By:	/s/ THOMAS P. SMITH
Thomas P. Smith
Vice President - Controller
(On behalf of the Registrant and
as Principal Accounting Officer)

LYDALL, INC.

Index to Exhibits

Exhibit Number
3.1	Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001, and incorporated herein by this reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q dated November 12, 1999, and incorporated herein by this reference).