Form 10-Q
period 2002-06-30
LYDALL INC /DE/
filed 2002-08-13
CIK 60977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $.10 par value per share.
Total Shares outstanding July 26, 2002	16,007,055

LYDALL, INC.

PART I.    FINANCIAL INFORMATION
Item 1.     Financial Statements

LYDALL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)
	June 30, 2002	December 31, 2001
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,041	$955
Accounts receivable, net	46,241	35,458
Inventories:
Finished goods	10,704	10,306
Work in progress	11,233	8,135
Raw materials and supplies	9,358	9,799
LIFO reserve	(483)	(483)

Total inventories	30,812	27,757
Income taxes receivable	—	611
Prepaid expenses	2,268	2,363
Net investment in discontinued operations	1,118	1,165
Assets held for sale	410	1,515
Deferred tax assets	1,779	1,770

Total current assets	83,669	71,594
Property, plant and equipment, at cost	148,137	138,976
Accumulated depreciation	(67,459)	(61,187)

	80,678	77,789
Other assets, net	39,179	37,788

Total assets	$203,526	$187,171

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,640	$9,473
Accounts payable	15,827	14,497
Accrued taxes	2,529	792
Accrued payroll and other compensation	5,983	3,144
Other accrued liabilities	5,437	6,929

Total current liabilities	40,416	34,835
Long-term debt	19,985	18,210
Deferred tax liabilities	6,978	6,818
Other long-term liabilities	8,283	8,273
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2,210	2,208
Capital in excess of par value	41,676	41,439
Retained earnings	152,103	145,083
Accumulated other comprehensive loss	(6,483)	(8,053)

	189,506	180,677
Treasury stock, at cost	(61,642)	(61,642)

Total stockholders’ equity	127,864	119,035

Total liabilities and stockholders’ equity	$203,526	$187,171

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands Except Per-Share Data)

	Three Months Ended June 30,
	2002	2001
	(Unaudited)
Net sales	$66,259	$58,940
Cost of sales	47,541	42,133

Gross margin	18,718	16,807
Selling, product development and administrative expenses	12,545	11,595
Impairment and restructuring charges	—	2,629

Operating income	6,173	2,583
Other (income) expense:
Investment income	(9)	(54)
Interest expense	202	243
Foreign currency transaction (gains) losses, net	(61)	50
Other, net	—	10

	132	249

Income from continuing operations before income taxes	6,041	2,334
Income tax expense	2,121	757

Income from continuing operations	3,920	1,577

Discontinued operations:
Loss from disposal of discontinued segments, net of tax benefit of $49	—	(79)

Loss from discontinued operations	—	(79)

Net income	$3,920	$1,498

Basic earnings (loss) per common share:
Continuing operations	$.25	$.10
Discontinued operations	—	(.01)

Net income	$.25	$.09

Diluted earnings (loss) per common share:
Continuing operations	$.24	$.10
Discontinued operations	—	(.01)

Net income	$.24	$.09

Weighted average common stock outstanding	15,995	15,889
Weighted average common stock and equivalents outstanding	16,430	16,117

Net income	$3,920	$1,498

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	2,731	(325)
Change in fair value of derivative instrument	(42)	(15)

Other comprehensive income (loss), before tax	2,689	(340)
Income tax (expense) benefit related to other comprehensive income (loss)	(941)	118

Other comprehensive income (loss), net of tax	1,748	(222)

Comprehensive income	$5,668	$1,276

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands Except Per-Share Data)

	Six Months Ended June 30,
	2002	2001
	(Unaudited)
Net sales	$125,944	$117,205
Cost of sales	90,852	83,805

Gross margin	35,092	33,400
Selling, product development and administrative expenses	23,993	25,104
Impairment and restructuring charges	—	3,389

Operating income	11,099	4,907
Other (income) expense:
Investment income	(24)	(91)
Interest expense	385	576
Foreign currency transaction (gains) losses, net	(54)	198
Other, net	(24)	43

	283	726

Income from continuing operations before income taxes	10,816	4,181
Income tax expense	3,797	1,368

Income from continuing operations	7,019	2,813

Discontinued operations:
Loss from operations of discontinued segments, net of tax benefit of $181	—	(308)
Gain on disposal of discontinued segments, net of tax expense of $400	—	684

Income from discontinued operations	—	376

Net income	$7,019	$3,189

Basic earnings per common share:
Continuing operations	$.44	$.18
Discontinued operations	—	.02

Net income	$.44	$.20

Diluted earnings per common share:
Continuing operations	$.43	$.18
Discontinued operations	—	.02

Net income	$.43	$.20

Weighted average common stock outstanding	15,990	15,876
Weighted average common stock and equivalents outstanding	16,327	16,050

Net income	$7,019	$3,189

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	2,406	(708)
Change in fair value of derivative instrument	8	(140)

Other comprehensive income (loss), before tax	2,414	(848)
Income tax (expense) benefit related to other comprehensive income (loss)	(845)	295

Other comprehensive income (loss), net of tax	1,569	(553)
Cumulative effect of change in accounting principle, net of tax	—	201

Comprehensive income	$8,588	$2,837

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2002	2001
	(Unaudited)
Cash flows from operating activities:
Net income	$7,019	$3,189
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,111	4,918
Amortization	191	776
Gain on disposal of discontinued segments	—	(1,289)
Impairment and restructuring charges	—	3,389
Foreign currency transaction (gains) losses	(54)	198
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(11,624)	657
Income taxes receivable	611	2,583
Inventories	(2,156)	(3,763)
Prepaid expenses and other assets	(119)	(812)
Accounts payable	2,796	(641)
Accrued taxes	1,595	64
Accrued payroll and other compensation	2,756	(4,422)
Deferred income taxes	7	(734)
Other long-term liabilities	(124)	217
Other accrued liabilities	(1,389)	(1,998)

Total adjustments	(2,399)	(857)

Net cash provided by operating activities	4,620	2,332

Cash flows from investing activities:
Acquisitions, net	(1,035)	—
Proceeds from post-closing net equity adjustment	—	1,357
Proceeds from disposal of discontinued segments	47	14,163
Proceeds from assets held for sale	920	872
Additions of property, plant and equipment	(6,157)	(4,194)

Net cash (used for) provided by investing activities	(6,225)	12,198

Cash flows from financing activities:
Long-term debt proceeds	64,830	15,756
Long-term debt payments	(63,438)	(30,070)
Issuance of common stock	239	475

Net cash provided by (used for) financing activities	1,631	(13,839)

Effect of exchange rate changes on cash	60	(100)

Increase in cash and cash equivalents	86	591
Cash and cash equivalents at beginning of period	955	2,220

Cash and cash equivalents at end of period	$1,041	$2,811

Supplemental Schedule of Cash Flow Information:
Cash paid during the period for:
Interest	$432	$581
Income taxes	1,691	959

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.
The accompanying consolidated condensed financial statements include the accounts of Lydall, Inc. and its wholly owned subsidiaries (collectively, the “Company”). All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the consolidated condensed financial statements. Management believes that all adjustments, which include only normal recurring accruals necessary to fairly present the consolidated statement of financial position, results of operations and cash flows for the periods reported, have been included. The year-end consolidated condensed balance sheet was derived from the December 31, 2001 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

	Quarter Ended June 30, 2002			Quarter Ended June 30, 2001
	(Unaudited)			(Unaudited)
	Income from Continuing Operations ($000’s)	Average Shares (000’s)	Per-Share Amount	Income from Continuing Operations ($000’s)	Average Shares (000’s)	Per-Share Amount
Basic earnings per share	$3,920	15,995	$.25	$1,577	15,889	$.10
Effect of dilutive stock options	—	435	(.01)	—	228	—

Diluted earnings per share	$3,920	16,430	$.24	$1,577	16,117	$.10

	Net Income	Average Shares	Per-Share	Net Income	Average Shares	Per-Share
	($000’s)	(000’s)	Amount	($000’s)	(000’s)	Amount
Basic earnings per share	$3,920	15,995	$.25	$1,498	15,889	$.09
Effect of dilutive stock options	—	435	(.01)	—	228	—

Diluted earnings per share	$3,920	16,430	$.24	$1,498	16,117	$.09

	Six Months Ended June 30, 2002			Six Months Ended June 30, 2001
	(Unaudited)			(Unaudited)
	Income from Continuing Operations ($000’s)	Average Shares (000’s)	Per-Share Amount	Income from Continuing Operations ($000’s)	Average Shares (000’s)	Per-Share Amount
Basic earnings per share	$7,019	15,990	$.44	$2,813	15,876	$.18
Effect of dilutive stock options	—	337	(.01)	—	174	—

Diluted earnings per share	$7,019	16,327	$.43	$2,813	16,050	$.18

	Net Income	Average Shares	Per-Share	Net Income	Average Shares	Per-Share
	($000’s)	(000’s)	Amount	($000’s)	(000’s)	Amount
Basic earnings per share	$7,019	15,990	$.44	$3,189	15,876	$.20
Effect of dilutive stock options	—	337	(.01)	—	174	—

Diluted earnings per share	$7,019	16,327	$.43	$3,189	16,050	$.20

LYDALL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

3.
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142), effective for fiscal years beginning after December 15, 2001. FAS 142 requires that goodwill recorded from business combinations completed on or before June 30, 2001, and certain other intangible assets deemed to have indefinite lives, no longer be amortized after the effective date. In addition, FAS 142 requires that goodwill and other intangible assets with indefinite lives recorded as a result of business combinations completed after June 30, 2001 not be amortized. Goodwill and other intangible assets with indefinite lives are subject to annual impairment tests. The Company completed its initial impairment tests for such assets recorded as of January 1, 2002 and determined that no impairment exists. The Company will perform its annual impairment tests for such assets as required by FAS 142 in the fourth quarter of each fiscal year.

The following table reconciles the reported results for the second quarter and six months ended June 30, 2001 to the adjusted results for the same period had FAS 142 been adopted on January 1, 2001:

In thousands except per-share data	Quarter Ended June 30, 2001	Six Months Ended June 30, 2001
	(Unaudited)
Reported net income	$1,498	$3,189
Goodwill amortization	313	626
Tax effect of deductible goodwill	(96)	(203)

Adjusted net income	$1,715	$3,612

Basic earnings per share:
Reported net income	$.09	$.20
Goodwill amortization, net of tax	.02	.03

Adjusted net income	$.11	$.23

Diluted earnings per share:
Reported net income	$.09	$.20
Goodwill amortization, net of tax	.02	.03

Adjusted net income	$.11	$.23

4.
Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 144, “Accounting for Impairment or Disposal of Long-Lived Assets” (FAS 144). FAS 144 establishes the accounting and reporting for the impairment or disposal of long-lived assets. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146). This statement provides guidance on significant issues associated with the recognition, measurement and reporting of costs associated with exit and disposal activities and is effective for the Company on January 1, 2003. The Company is currently reviewing and assessing the provisions of FAS 146 to determine the statement’s impact upon adoption, if any.

5.
During the second quarter of 2002, the Company signed a settlement agreement regarding the environmental claims against it relating to the Rogers Fibre Mill site, a matter previously disclosed in Note 12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The Company and subsequent owners/operators of the site paid a total of $300 thousand, which is currently held in escrow pending final approval of the settlement. The Company’s share of the settlement was $150 thousand, an amount previously accrued. The settlement did not have any impact on the results of operations for the quarter or six months ended June 30, 2002.

LYDALL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

During the second quarter of 2002, the Company entered into a consent order with the Connecticut Department of Environmental Protection relating to a matter previously disclosed in Item 1 of “Other Information” in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001. The Company paid $120 thousand in connection with this consent order. This amount had previously been accrued and therefore the settlement did not have any impact on the results of operations for the quarter or six months ended June 30, 2002.

6.
Lydall, Inc. and certain subsidiaries amended and restated its $50 million domestic revolving credit facility with a group of five banking institutions on May 13, 2002. This facility, which has a maturity date of September 30, 2005, was renewed under similar terms and conditions to those in place under the prior agreement. Under the new arrangement, the Company may borrow up to $50 million, or the equivalent in certain other foreign currencies. Amounts borrowed under this agreement are required to be paid in full by September 30, 2005, unless the agreement is extended through amendment or renegotiation. The rate of interest charged on outstanding loans may, at the Company’s option and subject to certain restrictions, be based on the prime rate or at rates from 100 to 175 basis points over a Eurocurrency loan rate. The basis point spread over the Eurocurrency rate is based on the Company’s leverage ratio. Under the arrangement, the ongoing commitment fee varies from 25.0 to 37.5 basis points of the maximum amount that can be borrowed, net of any outstanding borrowings and net of amounts beneficiaries may draw under outstanding letters of credit. The loan agreement contains restrictions that limit the amount of dividends (whether in cash, securities or other property, unless payable solely in additional shares of the Company’s capital stock) that can be paid to external shareholders of its capital stock each fiscal year. The loan agreement also contains restrictive financial covenants primarily related to indebtedness, leverage ratio, fixed charge coverage ratio, capital expenditures, EBITDA (adjusted for certain non-recurring transactions) and net worth. At June 30, 2002, the Company was in compliance with these financial covenants, as well as, all non-financial covenants contained in the loan agreement.

7.
Lydall’s reportable segments are: Thermal/Acoustical and Filtration/Separation. All other products are aggregated in Other Products and Services. Reconciling Items include Corporate Office operating expenses and intercompany eliminations. For a full description of each segment, refer to the “Notes to Consolidated Financial Statements” reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The table below presents net sales and operating income (loss) by segment for the quarter and six months ended June 30, 2002 and 2001:

In thousands Quarter Ended	Thermal/ Acoustical	Filtration/ Separation	Other Products and Services	Reconciling Items		Consolidated Totals
June 30, 2002
Net sales	$39,023	$19,584	$8,112	(	$ 460)	$66,259
Operating income	$ 6,816	$ 2,847	$ 738		($4,228)	$ 6,173

June 30, 2001
Net sales	$33,349	$17,640	$8,483	(	$ 532)	$58,940
Operating income (loss)	$ 5,968	$ 1,444	($1,575)		($3,254)	$ 2,583

In thousands Six Months Ended	Thermal/ Acoustical	Filtration/ Separation	Other Products and Services		Reconciling Items		Consolidated Totals
June 30, 2002
Net sales	$73,716	$36,591		$16,535	(	$ 898)	$125,944
Operating income	$12,002	$ 5,638		$ 1,424		($7,965)	$ 11,099

June 30, 2001
Net sales	$65,450	$35,206		$17,799		($1,250)	$117,205
Operating income (loss)	$10,586	$ 3,228	(	$ 1,658)		($7,249)	$ 4,907

The operating losses for Other Products and Services for the quarter and six months ended June 30, 2001 include pre-tax impairment and restructuring charges of $2.6 million and $3.4 million, respectively, related to the closing of the fiberboard operation.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Net Sales

Lydall, Inc. recorded net sales of $66.3 million in the second quarter of 2002 compared with $58.9 million for the same quarter of 2001, an increase of $7.3 million or 12.4 percent. This increase was the result of increased sales in the automotive business driven by the start-up of new platforms, primarily at the Company’s operation in Germany, improvement in thermal/acoustical building materials sales, increased air filtration sales in Europe and the addition of the Ossipee operation. These increases were partially offset by a decrease in specialty products sales.

For the six months ended June 30, 2002, net sales were $125.9 million, an increase of $8.7 million, or 7.5 percent, from $117.2 million for the comparable period of the prior year. This increase was primarily attributable to the overall strong performance of the automotive business, increased air filtration sales in Europe and the incremental net sales added by the Ossipee operation. These increases were partially offset by the reduction in net sales related to the fiberboard operation that was sold at the beginning of the second quarter of 2001.

Gross Margin

Gross margin for the second quarter of 2002 was 28.2 percent compared to 28.5 percent for the same quarter of 2001 and 27.9 percent and 28.5 percent for the six months ended June 30, 2002 and 2001, respectively. Increased sales volume for the Company’s automotive thermal/acoustical products and building materials products, as well as improved margins in the vital fluids business, positively impacted gross margin for the quarter and six months ended June 30, 2002. However, start-up activities at the Lydall Newport News Distribution Center and sales mix changes in the Thermal/Acoustical Segment for the quarter and year-to-date periods offset these improvements.

Selling, Product Development and Administrative Expenses

For the quarter and six months ended June 30, 2002, selling, product development and administrative expenses were $12.5 million and $24.0 million compared with $11.6 million and $25.1 million for the same periods of 2001, respectively. Selling, product development and administrative expenses were 18.9 percent of net sales for the quarter ended June 30, 2002, compared to 19.7 percent in the second quarter of 2001; and 19.1 percent of net sales for the first six months of 2002, compared to 21.4 percent for the first six months of 2001. The increased expense in the second quarter of 2002, as compared to the second quarter of 2001, was primarily related to increased bonuses accrued for in accordance with the Company’s Economic Value Added (EVA) program, which resulted from the Company’s improved performance. The decrease in costs for the six months ended June 30, 2002, as compared to the first six months of 2001, was primarily attributable to management’s continued focus on controlling and reducing discretionary administrative expenses, targeted reductions in headcount and minimized usage of external consulting, which more than offset the increased EVA bonus expense. In addition, the quarter and six months ended June 30, 2001 amounts include approximately $.3 million and $.6 million, respectively, of goodwill amortization expense. In accordance with FAS 142, goodwill is no longer amortized.

Impairment and Restructuring Charges

There were no impairment or restructuring charges recorded during the quarter or six months ended June 30, 2002.

In the quarter ended June 30, 2001, the Company recorded a pre-tax charge of $2.6 million, or $.10 per share after-tax, for closing costs, severance benefits and additional impairment on assets held for sale related to its fiberboard operation. In April 2001, the Company sold certain assets of this operation for approximately $1.9 million and announced that the operation would be closed. Additionally, during the quarter ended March 31, 2001, the Company recorded a pre-tax impairment charge of $.8 million, or $.03 per share after-tax, related to assets held for sale of the fiberboard operation.

Other Income/Expense

For the quarter ended June 30, 2002, other expense of $.1 million was primarily comprised of interest expense of $.2 million, offset by foreign exchange transaction gains of $.1 million. For the quarter ended June 30, 2001, other expense of $.3 million was primarily interest expense.

For the six months ended June 30, 2002, other expense of $.3 million consisted of interest expense of $.4 million, offset by $.1 million of foreign currency transaction gains. For the six months ended June 30, 2001 other expense of $.7 million consisted of interest expense of $.6 million and foreign currency transaction losses of $.2 million, offset by $.1 million of investment income.

Segment Results

Thermal/Acoustical

Thermal/Acoustical net sales increased $5.7 million, or 17.0 percent and $8.3 million, or 12.6 percent for the quarter and six months ended June 30, 2002, respectively, compared to the same periods of 2001. The increases were primarily attributable to strong automotive performance associated with new platforms and products, notably the BMW 7-Series, underbody shields for DaimlerChrysler and the continued adoption of ZeroClearance® products, improvement in building materials sales and the addition of net sales from the Ossipee operation.

Thermal/Acoustical operating income for the second quarter and first six months of 2002 increased $.8 million, or 14.2 percent and $1.4 million, or 13.4 percent, respectively, over the same periods of 2001. Operating margin for the quarter and six months ended June 30, 2002 was 17.5 percent and 16.3 percent, respectively, compared to 17.9 percent and 16.2 percent for the quarter and six months ended June 30, 2001. The overall increase in operating income primarily relates to increased gross margin from the automotive and building materials businesses and the Ossipee operation.

Filtration/Separation

Filtration/Separation net sales for the second quarter of 2002 increased $1.9 million, or 11.0 percent over the same period of 2001. Net sales for the first six months of 2002, increased $1.4 million, or 3.9 percent compared to the first six months of 2001. The majority of the increase in second quarter and six month net sales was the result of solid sales performance in the air filtration business in Europe and liquid filtration market share gains. These gains were partially offset by domestic air filtration sales, which recovered during the second quarter, but are still lower year-to-date when compared to the first six months of 2001.

Filtration/Separation operating income increased $1.4 million, or 97.2 percent for the second quarter of 2002 and $2.4 million, or 74.7 percent for the six months ended June 30, 2002, compared to the same periods of 2001. Operating margin also showed solid improvement during the quarter and six months ended  June 30, 2002, increasing to 14.5 percent and 15.4 percent, respectively; from 8.2 percent and 9.2 percent for the comparable periods of 2001. These increases were primarily related to improved margins in the vital fluids business where inventory write-offs and manufacturing cost overruns in 2001 negatively impacted operating performance. Additionally, increased manufacturing efficiencies and administrative cost reductions across all operations within the segment continued to create solid benefits in selling, product development and administrative costs.

Other Products and Services

Other Products and Services net sales decreased $.4 million, or 4.4 percent and $1.3 million, or 7.1 percent for the quarter and six months ended June 30, 2002, respectively, compared to the same periods of 2001. The decrease in second quarter net sales primarily relates to lower specialty products and battery separator sales when compared to the second quarter of 2001. The now closed fiberboard operation contributed $1.2 million of net sales during the six months ended June 30, 2001, accounting for the majority of the decrease year-to-date.

Other Products and Services operating income decreased $.3 million, or 30.0 percent for the quarter ended June 30, 2002 and $.3 million, or 17.7 percent for the six months ended June 30, 2002 compared to the same periods of 2001, after adjusting for the pre-tax impairment and restructuring charges of $2.6 million and $3.4 million, respectively, related to the closing of the fiberboard operation. The decrease for the quarter ended June 30, 2002 was primarily due to start-up activities at the Lydall Newport News Distribution Center and declines in specialty product sales. For the six months ended June 30, 2002, the decrease in operating income primarily related to Lydall Newport News Distribution Center start-up costs.

Outlook

We believe Lydall’s thermal/acoustical and filtration/separation businesses are healthy and are expected to grow, primarily through the introduction of new products and the penetration of new markets. Lydall has continued to garner new automotive thermal/acoustical business in 2002 and continues to work to identify new opportunities in this market. Demand for the Company’s bioprocessing products is expected to increase. Lydall continues to leverage its market position in the air and liquid filtration markets by expanding the Company’s technology base and range of products.

Liquidity and Capital Resources

Cash and cash equivalents were approximately $1.0 million at June 30, 2002 and December 31, 2001. Working capital at June 30, 2002 was $43.3 million compared with $36.8 million at December 31, 2001. The increase in working capital was primarily due to higher receivables and inventory related to the strong financial and operational performance of the Thermal/Acoustical Segment.

Capital expenditures were $6.2 million for the first six months of 2002 compared with $4.2 million for the same period of 2001 as the Company continues to invest in its core operations in line with expected demand for the Company’s products.

Lydall, Inc. and certain subsidiaries amended and restated its $50 million domestic revolving credit facility with a group of five banking institutions on May 13, 2002. This facility, which has a maturity date of September 30, 2005, was renewed under similar terms and conditions to those in place under the prior agreement. Under the new arrangement, the Company may borrow up to $50 million, or the equivalent in certain other foreign currencies. Amounts borrowed under this agreement are required to be paid in full by September 30, 2005, unless the agreement is extended through amendment or renegotiation. The rate of interest charged on outstanding loans may, at the Company’s option and subject to certain restrictions, be based on the prime rate or at rates from 100 to 175 basis points over a Eurocurrency loan rate. The basis point spread over the Eurocurrency rate is based on the Company’s leverage ratio. Under the arrangement, the ongoing commitment fee varies from 25.0 to 37.5 basis points of the maximum amount that can be borrowed, net of any outstanding borrowings and net of amounts beneficiaries may draw under outstanding letters of credit. The loan agreement contains restrictions that limit the amount of dividends (whether in cash, securities or other property, unless payable solely in additional shares of the Company’s capital stock) that can be paid to external shareholders of its capital stock each fiscal year. The loan agreement also contains restrictive financial covenants primarily related to indebtedness, leverage ratio, fixed charge coverage ratio, capital expenditures, EBITDA (adjusted for certain non-recurring transactions) and net worth. At June 30, 2002, the Company was in compliance with these financial covenants, as well as, all non-financial covenants contained in the loan agreement.

The funded status of the Company’s defined benefit pension plans is dependent upon many factors, including returns on invested assets. Recent declines in the value of equity securities have negatively impacted the value of the plans’ assets, as a result, the Company may be required to make contributions to the plans in excess of current funding levels.

As of June 30, 2002, the Company had unused borrowing capacity of approximately $37.8 million under various credit facilities. Management believes that the Company’s cash and cash equivalents, operating cash flow and unused borrowing capacity at June 30, 2002 are sufficient to meet current and anticipated requirements for the foreseeable future.

Critical Accounting Policies

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

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146). This statement provides guidance on significant issues associated with the recognition, measurement and reporting of costs associated with exit and disposal activities and is effective for the Company on January 1, 2003. The Company is currently reviewing and assessing the provisions of FAS 146 to determine the statement’s impact upon adoption, if any.

Forward-Looking Information

In the interest of more meaningful disclosure, Lydall and its management make statements regarding the future outlook of the Company, which constitute “forward-looking statements” under the securities laws. These forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the company, based on assumptions and estimates currently believed to be valid. Forward-looking statements are included under the “Outlook” section of this Item and elsewhere within this report and are generally identified through the use of language such as “believe,” “expect,” “estimate,” “anticipate” and other words of similar meaning in connection with discussion of future operating or financial performance.

All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Some of the factors that might cause such a difference include risks and uncertainties which are detailed in Note 14 and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in market risks from those disclosed in Item 7A of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

During the second quarter of 2002, the Company signed a settlement agreement regarding the environmental claims against it relating to the Rogers Fibre Mill site, a matter previously disclosed in Note 12 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The Company and subsequent owners/operators of the site paid a total of $300 thousand, which is currently held in escrow pending final approval of the settlement. The Company’s share of the settlement was $150 thousand, an amount previously accrued. The settlement did not have any impact on the results of operations for the quarter or six months ended June 30, 2002.

During the second quarter of 2002, the Company entered into a consent order with the Connecticut Department of Environmental Protection relating to a matter previously disclosed in Item 1 of “Other Information” in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2001. The Company paid $120 thousand in connection with this consent order. This amount had previously been accrued and therefore the settlement did not have any impact on the results of operations for the quarter or six months ended June 30, 2002

Item 4.     Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 8, 2002. Stockholders voted on two proposals presented to them for consideration. The proposed matters and results of the voting are as follows:

1.)  Election of Nominees to the Board of Directors

Stockholders elected ten Directors to serve for one-year terms, until the next Annual Meeting to be held  in 2003. The results of the voting were as follows:

	For	Withheld
Lee A. Asseo	12,694,145	1,399,452
Samuel P. Cooley	12,701,301	1,392,287
W. Leslie Duffy	12,661,692	1,431,905
David Freeman	12,703,066	1,390,531
Suzanne Hammett	12,674,782	1,418,815
Robert E. McGill, III	12,701,572	1,392,025
Christopher R. Skomorowski	11,302,530	2,791,067
Elliott F. Whitely	12,681,799	1,411,798
Roger M. Widmann	12,693,228	1,400,369
Albert E. Wolf	10,353,423	3,740,174

2.)  Lydall 2002 Stock Incentive Compensation Plan

Stockholders did not approve the Lydall 2002 Stock Incentive Compensation Plan as proposed. The results of the voting were as follows:

For	5,477,516
Against	6,728,743
Abstained	58,551

Item 6.     Exhibits and Reports on Form 8-K

a.    Exhibits

3.1	Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001, incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q dated November 12, 1999, incorporated herein by reference).

10.28	Credit Agreement dated as of July 14, 1999 and amended and restated as of May 13, 2002, filed herewith.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

b.    Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter or six months ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 13, 2002
LYDALL, INC. (Registrant)

By:	/s/ THOMAS P. SMITH
Thomas P. Smith Vice President - Controller (On behalf of the Registrant and as Principal Accounting Officer)

LYDALL, INC.

Index to Exhibits

Exhibit Number

3.1	Certificate of Incorporation of the Registrant (filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001, incorporated herein by reference).

3.2	Bylaws of the Registrant (filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q dated November 12, 1999, incorporated herein by reference).

10.28	Credit Agreement dated as of July 14, 1999 and amended and restated as of May 13, 2002, filed herewith.

99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.