Form 10-Q
period 2002-09-30
LYDALL INC /DE/
filed 2002-11-19
CIK 60977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $.10 par value per share.
Total Shares outstanding November 14, 2002	16,016,930

LYDALL, INC.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

LYDALL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

	September 30, 2002	December 31, 2001
ASSETS	(Unaudited)	(Restated See Note 6)
Current assets:
Cash and cash equivalents	$1,384	$955
Accounts receivable, net	44,853	35,458
Inventories:
Finished goods	11,501	10,408
Work in process	11,221	8,135
Raw materials and supplies	9,208	9,799
LIFO reserve	(483)	(483)

Total inventories	31,447	27,859
Income taxes receivable	—	611
Prepaid expenses	2,647	2,363
Net investment in discontinued operations	1,044	1,165
Assets held for sale	314	1,515
Deferred tax assets	2,200	2,014

Total current assets	83,889	71,940
Property, plant and equipment, at cost	152,036	138,976
Accumulated depreciation	(70,024)	(61,187)

	82,012	77,789
Other assets, net	39,182	37,788

Total assets	$205,083	$187,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,111	$9,473
Accounts payable	14,745	15,295
Accrued taxes	2,778	792
Accrued payroll and other compensation	7,323	3,144
Other accrued liabilities	6,312	6,929

Total current liabilities	40,269	35,633
Long-term debt	19,676	18,210
Deferred tax liabilities	6,808	6,818
Other long-term liabilities	7,579	8,273
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2,211	2,208
Capital in excess of par value	41,846	41,439
Retained earnings	154,917	144,631
Accumulated other comprehensive loss	(6,581)	(8,053)

	192,393	180,225
Treasury stock, at cost	(61,642)	(61,642)

Total stockholders’ equity	130,751	118,583

Total liabilities and stockholders’ equity	$205,083	$187,517

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands Except Per-Share Data)

	Three Months Ended September 30,
	2002	2001
		(Restated See Note 6)
	(Unaudited)
Net sales	$62,721	$53,478
Cost of sales	46,505	39,087

Gross margin	16,216	14,391
Selling, product development and administrative expenses	11,458	11,168

Operating income	4,758	3,223
Other (income) expense:
Investment income	(14)	(66)
Interest expense	246	241
Foreign currency transaction gains, net	(84)	(26)
Other, net	20	90

	168	239

Income before income taxes	4,590	2,984
Income tax expense	1,324	682

Net income	$3,266	$2,302

Basic earnings per common share	$.20	$.14
Diluted earnings per common share	$.20	$.14

Weighted average common shares outstanding	16,011	15,917
Weighted average common shares and equivalents outstanding	16,335	16,024

Net income	$3,266	$2,302
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(82)	737
Change in fair value of derivative instrument	(68)	(140)

Other comprehensive (loss) income, before tax	(150)	597
Income tax benefit (expense) related to other comprehensive (loss) income	53	(209)

Other comprehensive (loss) income, net of tax	(97)	388

Comprehensive income	$3,169	$2,690

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In Thousands Except Per-Share Data)

	Nine Months Ended September 30,
	2002	2001
		(Restated See Note 6)
	(Unaudited)
Net sales	$188,665	$170,683
Cost of sales	137,357	123,509

Gross margin	51,308	47,174
Selling, product development and administrative expenses	35,451	36,272
Impairment and restructuring charges	—	3,389

Operating income	15,857	7,513
Other (income) expense:
Investment income	(38)	(157)
Interest expense	631	817
Foreign currency transaction (gains) losses, net	(138)	172
Other, net	(4)	133

	451	965

Income from continuing operations before income taxes	15,406	6,548
Income tax expense	5,121	1,834

Income from continuing operations	10,285	4,714
Discontinued operations:
Loss from operations of discontinued segments, net of tax benefit of $181	—	(308)
Gain on disposal of discontinued segments, net of tax expense of $400	—	684

Income from discontinued operations	—	376

Net income	$10,285	$5,090

Basic earnings per common share:
Continuing operations	$.64	$.30
Discontinued operations	—	.02

Net income	$.64	$.32
Diluted earnings per common share:
Continuing operations	$.63	$.29
Discontinued operations	—	.02

Net income	$.63	$.31

Weighted average common shares outstanding	15,997	15,890
Weighted average common shares and equivalents outstanding	16,329	16,042

Net income	$10,285	$5,090

Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	2,325	28
Change in fair value of derivative instrument	(60)	(282)

Other comprehensive income (loss), before tax	2,265	(254)
Income tax (expense) benefit related to other comprehensive income (loss)	(793)	89

Other comprehensive income (loss), net of tax	1,472	(165)
Cumulative effect of change in accounting principle, net of tax	—	201

Comprehensive income	$11,757	$5,126

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30,
	2002	2001
		(Restated See Note 6)
	(Unaudited)
Cash flows from operating activities:
Net income	$10,285	$5,090
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	7,814	7,395
Amortization	315	1,161
Gain on disposal of discontinued segments	—	(1,289)
Impairment and restructuring charges	—	3,389
Foreign currency transaction (gains) losses	(138)	172
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(9,459)	4,099
Income taxes receivable	611	2,583
Inventories	(2,800)	(2,055)
Prepaid expenses and other assets	(514)	(1,911)
Accounts payable	50	(5,445)
Accrued taxes	1,882	685
Accrued payroll and other compensation	4,084	(4,306)
Deferred income taxes	(322)	(1,037)
Other long-term liabilities	(825)	169
Other accrued liabilities	(671)	(2,308)

Total adjustments	27	1,302

Net cash provided by operating activities	10,312	6,392

Cash flows from investing activities:
Acquisitions, net	(1,035)	—
Proceeds from post-closing net equity adjustment	—	1,357
Proceeds from disposal of discontinued segments	122	14,321
Proceeds from assets held for sale	1,002	956
Additions of property, plant and equipment	(10,147)	(7,954)

Net cash (used for) provided by investing activities	(10,058)	8,680

Cash flows from financing activities:
Long-term debt proceeds	79,433	16,660
Long-term debt payments	(79,710)	(31,793)
Issuance of common stock	410	528

Net cash provided by (used for) financing activities	133	(14,605)

Effect of exchange rate changes on cash	42	(65)

Increase in cash and cash equivalents	429	402
Cash and cash equivalents at beginning of period	955	2,220

Cash and cash equivalents at end of period	$1,384	$2,622

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$668	$676
Income taxes	2,841	1,063

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.
The accompanying consolidated condensed financial statements include the accounts of Lydall, Inc. and its wholly owned subsidiaries (collectively, the “Company” or the “Registrant”). All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the consolidated condensed financial statements. Management believes that all adjustments, which include only normal recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows for the periods reported, have been included. The year-end consolidated condensed balance sheet was derived from the December 31, 2001 audited financial statements, as restated, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

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

	Quarter Ended September 30, 2002			Quarter Ended September 30, 2001
	(Unaudited)			(Unaudited)
				(Restated See Note 6)
	Net Income ($000’s)	Average Shares (000’s)	Per-Share Amount	Net Income ($000’s)	Average Shares (000’s)	Per-Share Amount
Basic earnings per share	$3,266	16,011	$.20	$2,302	15,917	$.14
Effect of dilutive stock options	—	324	—	—	107	—

Diluted earnings per share	$3,266	16,335	$.20	$2,302	16,024	$.14

	Nine Months Ended September 30, 2002			Nine Months Ended September 30, 2001
	(Unaudited)			(Unaudited)
				(Restated See Note 6)
	Income from Continuing Operations ($000’s)	Average Shares (000’s)	Per-Share Amount	Income from Continuing Operations ($000’s)	Average Shares (000’s)	Per-Share Amount
Basic earnings per share	$10,285	15,997	$.64	$4,714	15,890	$.30
Effect of dilutive stock options	—	332	(.01)	—	152	(.01)

Diluted earnings per share	$10,285	16,329	$.63	$4,714	16,042	$.29

	Net Income ($000’s)	Average Shares (000’s)	Per-Share Amount	Net Income ($000’s)	Average Shares (000’s)	Per-Share Amount
Basic earnings per share	$10,285	15,997	$.64	$5,090	15,890	$.32
Effect of dilutive stock options	—	332	(.01)	—	152	(.01)

Diluted earnings per share	$10,285	16,329	$.63	$5,090	16,042	$.31

3.
In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142). Effective July 1, 2001, the Company adopted the provisions of FAS 142 requiring that goodwill and certain other intangible assets with indefinite lives recorded as a result of business combinations completed after June 30, 2001 not be

LYDALL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

amortized. Effective January 1, 2002, additional provisions of FAS 142, which require that goodwill recorded from business combinations completed on or before June 30, 2001, and certain other intangible assets deemed to have indefinite lives no longer be amortized, were adopted by the Company. Goodwill and other intangible assets with indefinite lives are subject to annual impairment tests. The Company completed its initial impairment test for such assets recorded as of January 1, 2002 and determined that no impairment exists. The Company will perform its annual impairment test for such assets as required by FAS 142 in the fourth quarter of each fiscal year. There can be no assurance that goodwill impairment will not occur in the future.

The following table reconciles the reported results for the quarter and nine months ended September 30, 2001 to the adjusted results for the same period had FAS 142 been adopted on January 1, 2001:

In thousands except per-share data	Quarter Ended September 30, 2001	Nine Months Ended September 30, 2001
	(Unaudited)
Reported net income	$2,302	$5,090
Goodwill amortization	313	939
Tax effect of deductible goodwill	(102)	(304)

Adjusted net income	$2,513	$5,725

Basic earnings per share:
Reported net income	$.14	$.32
Goodwill amortization, net of tax	.01	.04

Adjusted net income	$.15	$.36

Diluted earnings per share:
Reported net income	$.14	$.31
Goodwill amortization, net of tax	.01	.04

Adjusted net income	$.15	$.35

4.
In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146). This statement provides guidance on significant issues associated with the recognition, measurement and reporting of costs associated with exit and disposal activities and is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of this standard may impact the timing and recognition of future exit and disposal activities.

LYDALL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

5.
Lydall’s reportable segments are: Thermal/Acoustical and Filtration/Separation. All other products are aggregated in Other Products and Services. Reconciling Items include Corporate Office operating expenses and intercompany eliminations. For a full description of each segment, refer to the “Notes to Consolidated Financial Statements” reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001. The table below presents net sales and operating income (loss) by segment for the quarter and nine months ended September 30, 2002 and 2001:

In thousands Quarter Ended	Thermal/ Acoustical	Filtration/ Separation	Other Products and Services	Reconciling Items	Consolidated Totals
September 30, 2002
Net sales	$36,078	$19,186	$7,967	($510)	$62,721
Operating income	$4,476	$3,257	$697	($3,672)	$4,758

September 30, 2001 (Restated See Note 6)
Net sales	$30,233	$15,850	$7,794	($399)	$53,478
Operating income	$3,826	$2,139	$784	($3,526)	$3,223

In thousands Nine Months Ended	Thermal/ Acoustical	Filtration/ Separation	Other Products and Services	Reconciling Items	Consolidated Totals
September 30, 2002
Net sales	$109,794	$55,777	$24,502	($1,408)	$188,665
Operating income	$16,478	$8,895	$2,121	($11,637)	$15,857

September 30, 2001 (Restated See Note 6)
Net sales	$95,683	$51,056	$25,593	($1,649)	$170,683
Operating income (loss)	$13,795	$5,367	($874)	($10,775)	$7,513

The operating loss for Other Products and Services for the nine months ended September 30, 2001 includes pre-tax impairment and restructuring charges of $3.4 million related to the closing of its fiberboard operation.

6.
On November 6, 2002, Lydall executives became aware of a possible accounting irregularity at the Company’s Columbus, Ohio automotive operation. A full investigation was initiated immediately and completed on November 16, 2002. The investigation identified that certain Columbus employees, acting in collusion, had circumvented the local internal control system by delaying accounting recognition of expenses and, accordingly, caused misstatements of previously reported earnings. The effect of the irregularities, which began in the first quarter of 2001, was to overstate 2001 net income by approximately $0.5 million or about $.03 per share. There was no impact on 2001 net sales. The impact on the first, second and third quarters ended March 31, June 30 and September 30, 2001 was to reduce net income by $0.1 million, $0.3 million and $0.1 million, respectively. The three and nine months ended September 30, 2001 results have been restated within this Quarterly Report on Form 10-Q.

The impact on the first and second quarters of 2002 was de minimis. In completing the reporting of the three and nine months ended September 30, 2002 financial results, the Company recorded the current year impact of approximately $0.1 million after tax related to the accounting irregularity. In addition, the Company recorded a reduction of approximately $0.1 million after tax in the 2002 EVA bonus accrual resulting from this matter. There was no net impact on net income or earnings per share as a result of these entries. However, the amounts of certain captions on the balance sheet as of September 30, 2002, the statements of income and cash flows for the period ended September 30, 2002 and segment information disclosed in Note 5 differ from those previously reported in the Company’s press release on October 22, 2002.

The effects of the adjustments on the operating results for the three and nine months ended September 30, 2001 previously reported in the Company’s Quarterly Report on Form 10-Q filed on November 14, 2001 are as follows:

	Three Months Ended September 30, 2001		Nine Months Ended September 30, 2001
	As Previously Reported	Restated	As Previously Reported	Restated
	(Unaudited)		(Unaudited)

Net sales	$53,478	$53,478	$170,683	$170,683

Gross margin	14,470	14,391	47,870	47,174

Operating income	3,302	3,223	8,209	7,513

Income from continuing operations	2,353	2,302	5,166	4,714

Net income	2,353	2,302	5,542	5,090

Basic earnings per share:
Continuing operations	$0.15	$0.14	$0.33	$0.30
Discontinued operations	—	—	0.02	0.02
Net income	0.15	0.14	0.35	0.32

Diluted earnings per share:
Continuing operations	$0.15	$0.14	$0.32	$0.29
Discontinued operations	—	—	0.02	0.02
Net income	0.15	0.14	0.34	0.31

The effects of the adjustments on the balance sheets as of September 30, 2001 previously reported in the Company’s Quarterly Report on Form 10-Q filed on November 14, 2001 and December 31, 2001 previously reported in the Company’s Annual Report on Form 10-K filed on March 21, 2002 are as follows:

	September 30, 2001		December 31, 2001
	As Previously Reported	Restated	As Previously Reported	Restated
	(Unaudited)

Total inventories	$23,900	$23,911	$27,757	$27,859

Deferred tax assets	7,723	7,967	1,770	2,014

Total current assets	77,042	77,297	71,594	71,940

Total assets	176,262	176,517	187,171	187,517

Accounts payable	12,442	13,149	14,497	15,295

Total current liabilities	34,178	34,885	34,835	35,633

Shareholders’ equity	117,859	117,407	119,035	118,583

The effects of the adjustments had no impact on net cash provided by operating activities.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the Company’s restatement of certain 2001 amounts (see Note 6).

Results of Operations

Net Sales

The Company recorded net sales of $62.7 million in the third quarter of 2002 compared to $53.5 million for the same quarter of 2001, an increase of $9.2 million or 17.3 percent. Foreign currency translation increased net sales 2.6 percent for the period. The increase in net sales was generated through increased sales in the automotive businesses related to new platforms and products both in North America and in Europe, improved sales performance in the Vital Fluids’ bioprocessing, blood management and OEM businesses, improved air and liquid filtration sales, increases in building materials sales and the incremental sales added by the Ossipee operation.

For the nine months ended September 30, 2002 net sales were $188.7 million, an increase of $18.0 million or 10.5 percent, from $170.7 million for the first nine months of 2001. Foreign currency translation had a minimal impact for the nine-month period. This increase was primarily attributable to the overall continued strong performance of the automotive businesses, increased sales generated in the air and liquid filtration markets, continued improved performance of the Vital Fluids’ bioprocessing and blood management businesses, increased building materials sales and the addition of net sales from the Ossipee operation. These increases were partially offset by the reduction in net sales related to the fiberboard operation that was sold at the beginning of the second quarter of 2001.

Gross Margin

For the quarter and nine months ended September 30, 2002, gross margin was $16.2 million and $51.3 million compared to $14.4 million and $47.2 million for the same periods of 2001, respectively. Increased sales volume for the Company’s automotive, air filtration and building materials products, as well as improved sales volumes and margins in the Vital Fluids’ businesses, positively impacted gross margin for the quarter and nine months ended September 30, 2002. However, start-up activities at the Lydall Newport News Distribution Center and sales mix changes in other thermal products for the quarter and year-to-date periods partially offset these improvements. Gross margin, as a percentage of net sales, for the third quarter of 2002 was 25.9 percent compared to 26.9 percent for the third quarter of 2001 and 27.2 percent and 27.6 percent for the nine months ended September 30, 2002 and 2001, respectively. The reduction in gross margin on a percentage basis was primarily a result of the start-up activities at the Lydall Newport News Distribution Center and sales mix changes in other thermal products.

Selling, Product Development and Administrative Expenses

For the quarter and nine months ended September 30, 2002, selling, product development and administrative expenses were $11.5 million and $35.5 million compared to $11.2 million and $36.3 million for the same periods of 2001, respectively. Selling, product development and administrative expenses were 18.3 percent of net sales for the quarter ended September 30, 2002, compared to 20.9 percent in the third quarter of 2001; and 18.8 percent for the first nine months of 2002, compared to 21.3 percent for the first nine months of 2001. The quarter and nine months ended September 30, 2001 amounts include approximately $.3 million and $.9 million, respectively, of goodwill amortization expense. In accordance with FAS 142, goodwill is no longer amortized. The increased expense in the third quarter of 2002, as compared to the third quarter of 2001, was primarily related to increased bonuses accrued for in accordance with the Company’s Economic Value Added (EVA) program, which resulted from the Company’s improved performance, and increased pension costs. After adjusting for goodwill amortization in 2001, the increased expense for the nine months ended September 30, 2002, as compared to the first nine months of 2001, was primarily attributable to increased EVA bonus and pension expense, which were substantially offset by management’s continued focus on controlling and reducing discretionary administrative expenses, targeted reductions in headcount and minimized usage of external consulting.

Impairment and Restructuring Charges

There were no impairment or restructuring charges recorded during the quarter or nine months ended September 30, 2002.

During the nine months ended September 30, 2001, the Company recorded a pre-tax charge of $3.4 million, or $.13 per share after-tax, for closing costs, severance benefits and impairment of fiberboard operation assets held for sale. On April 2, 2001, the Company sold certain assets of this operation for approximately $1.9 million and announced that the operation would be closed.

Other Income/Expense

For the quarter ended September 30, 2002, other expense was $.2 million and primarily included interest expense of $.3 million, offset by $.1 million of foreign exchange transaction gains. For the quarter ended September 30, 2001, other expense of $.2 million was primarily interest expense.

For the nine-month period ended September 30, 2002, other expense was $.5 million and primarily consisted of interest expense of $.6 million, offset by foreign currency transaction gains of $.1 million. For the nine-month period ended September 30, 2001 other expense was $1.0 million and consisted primarily of interest expense of $.8 million and foreign currency transaction losses of $.2 million.

Income Taxes

The income tax rate for the third quarter ended September 30, 2002 was 28.8 percent, compared to 22.9 percent for the third quarter of 2001. The third quarter of 2002 and 2001 each included discrete tax benefits of $.3 million. The benefit recorded in the third quarter of 2002 related primarily to a larger than expected benefit on export transactions as well as certain tax credits identified and recognized during the period. The benefit recorded in the prior year related primarily to the settlement of certain tax audits during the third quarter of 2001. After recording these adjustments, the effective tax rate through the nine months ended September 30, 2002 and 2001 was 33.2 percent and 28.0 percent, respectively. Without the effect of these discrete benefits, the effective tax rate would have been 35.1 percent and 33.0 percent for the nine months ended September 30, 2002 and 2001, respectively.

Segment Results

Thermal/Acoustical

Thermal/Acoustical net sales increased $5.8 million or 19.3 percent and $14.1 million or 14.7 percent for the third quarter and nine months ended September 30, 2002, respectively, compared to the same periods of 2001. Foreign currency translation increased net sales 2.7 percent in the third quarter and had a minimal impact for the nine-month period of 2002. The increases in net sales continued to be generated from significantly stronger automotive sales from new platforms and products in North America and Europe; including, incremental platform and content gains for deep-drawn aluminum single wall and multi-layer all metal shields (AMS™) and continued increases in sales of ZeroClearance® products, the addition of net sales from the Ossipee operation and increases in building materials sales.

Thermal/Acoustical operating income for the third quarter increased $.7 million or 17.0 percent compared to the same quarter of 2001. Operating income for the first nine months of 2002 increased $2.7 million or 19.4 percent over the same period of 2001. Foreign currency translation increased operating income 2.2 percent in the third quarter and had a minimal impact for the nine-month period of 2002. The overall increase in operating income related to increased gross margin from the automotive and building materials businesses, which resulted from increased sales volume.

Filtration/Separation

Filtration/Separation net sales for the third quarter of 2002 increased $3.3 million or 21.0 percent from the same period of 2001. Net sales for the first nine months of 2002 increased $4.7 million or 9.2 percent compared to the first nine months of 2001. Foreign currency translation increased net sales 3.0 percent in the third quarter and had a minimal impact for the nine-month period of 2002. The significant gains in net sales in the third quarter of 2002 resulted from improved sales performance throughout the Vital Fluids’ businesses, strong sales contributions from new product and market share gains in European air filtration sales and improved domestic air and liquid filtration sales performance compared to the same period of 2001. Continued strong air filtration sales performance in Europe, increased liquid filtration sales, including activated carbon filtration media, stronger Vital Fluids’ bioprocessing and blood management sales and increased domestic air filtration sales related to new products all contributed to the year-to-date sales growth compared to 2001.

Filtration/Separation operating income increased $1.1 million, or 52.3 percent for the third quarter of 2002 and $3.5 million, or 65.7 percent for the nine-month period ended September 30, 2002 compared to the same periods of 2001. Operating margins also showed continued improvement during the quarter and nine months ended September 30, 2002, increasing to 17.0 percent and 15.9 percent, respectively, from 13.5 percent and 10.5 percent for the comparable periods of 2001. These increases were primarily related to improved results in the Vital Fluids’ businesses where stronger sales and manufacturing enhancements generated substantial improvement in gross margin, and strong sales performance in European air filtration markets. Additionally, the Filtration/Separation segment continued to show improvement in selling, product development and administrative expenses related to administrative cost reductions.

Other Products and Services

Other Products and Services net sales increased $.2 million, or 2.2 percent and decreased $1.1 million, or 4.3 percent for the quarter and nine months ended September 30, 2002, respectively, compared to the same periods in 2001. The increase in third quarter net sales related to increased transport sales, offset by lower sales of specialty products that continue to struggle in the current economy. The decrease in net sales for the nine-month period was substantially related to the absence of net sales from the closed fiberboard operation that contributed $1.2 million in net sales in 2001.

Other Products and Services operating income decreased $.1 million, or 11.1 percent for the quarter ended September 30, 2002 when compared to the quarter ended September 30, 2001. For the nine months ended September 30, 2002 operating income decreased $.4 million compared to the same period in 2001, after adjusting for pre-tax impairment and restructuring charges of $3.4 million related to the closing of its fiberboard operation. The decrease for the quarter ended September 30, 2002 primarily related to lower sales volumes of specialty products compared to the third quarter of 2001. For the nine months ended September 30, 2002, the decrease in operating income was substantially related to Lydall Newport News Distribution Center start-up costs.

Outlook

We believe Lydall’s thermal/acoustical and filtration/separation businesses are healthy and expect them to grow, primarily through the introduction of new products and penetration of new markets. Lydall has garnered new automotive business in 2002 and has received approvals for several future platforms. Demand for the Company’s bioprocessing products is expected to increase. Lydall intends to leverage its market position in the air and liquid filtration markets by expanding the Company’s technology base and range of products.

In 2001, the Company sold certain assets of its fiberboard operation and recorded a $3.4 million charge for estimated impairment and restructuring charges related to the closing of that business. Since closing the operation, the Company has been and will continue to aggressively market the operation’s assets and has sold certain of these assets, including inventory, the building and other fixed assets. As of September 30, 2002, assets with a net book value of $.3 million remained. On December 31, 2002, ownership of the remaining unsold portion of such assets will transfer to the purchaser of the building for no additional consideration. At this time, the Company can not reasonably estimate the amount of assets that will be sold prior to December 31, 2002.

Liquidity and Capital Resources

At September 30, 2002, cash and cash equivalents were approximately $1.4 million compared to $1.0 million at December 31, 2001. Working capital at September 30, 2002 was $43.6 million compared to $36.3 million at December 31, 2001. The increase in working capital was primarily due to higher receivables related to the improved sales performance of the Company as compared to 2001.

Capital expenditures were $10.1 million for the first nine months of 2002 compared to $8.0 million for the same period of 2001 as the Company continues to invest in its core operations in line with expected demand for the Company’s products.

The funded status of the Company’s defined benefit pension plans is dependent upon many factors, including returns on invested assets. Recent declines in the value of equity securities have negatively impacted the value of the plans’ assets; and consequently have had a negative impact on the funded status of the plans. The minimum contribution the Company must make to the Company’s pension plans for the 2002 plan year is approximately $3.1 million. Of this amount $1.5 million has already been contributed and the remaining $1.6 million must be contributed no later than September 15, 2003. Additionally, due to the current year declines in the value of equity securities and a decrease in prevailing interest rate yields, the Company may be required to record an additional minimum pension liability through an after tax charge to equity upon final measurement of the plans’ funded status during the fourth quarter of 2002.

As of September 30, 2002, the Company had unused borrowing capacity of approximately $38.2 million under various credit facilities. Management believes that the Company’s cash and cash equivalents, operating cash flow and unused borrowing capacity at September 30, 2002 are sufficient to meet current and anticipated requirements for the foreseeable future.

Critical Accounting Policies

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect: the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 describes the significant accounting policies used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. The most significant areas involving management judgments and estimates are described below.

Intangible Assets and Goodwill

In accordance with accounting principles generally accepted in the United States of America, the Company accounts for its business acquisitions under the purchase method whereby the assets and liabilities of acquired businesses are recorded at their estimated fair values at the dates of acquisition. Goodwill represents the costs in excess of fair values assigned to the underlying net assets of acquired businesses. The Company has goodwill recorded, net of accumulated amortization of $30.9 million and $29.8 million at September 30, 2002 and December 31, 2001, respectively.

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (FAS 142) requires that goodwill and other intangible assets determined to have indefinite lives are not amortized, but rather are subject to annual impairment tests in accordance with the specific guidance and criteria described in the standard. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units (as defined in FAS 142), including the related goodwill. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which primarily incorporate management assumptions about expected future cash flows as well as other factors.

Future cash flows can be affected by numerous factors including changes in economic, industry or market conditions, changes in the underlying business or products of the reporting unit, changes in competition and changes in technology. Any changes in key assumptions about the business and its prospects, changes in any of the factors discussed above or any other factors could effect the fair value of one or more of the reporting units resulting in an impairment charge. Such a charge could have a material adverse effect on the Company’s reported financial condition and results of operations. Although no goodwill impairment has been recorded to date, there can be no assurance that future goodwill impairments will not occur.

Pensions

The Company accounts for its defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” (FAS 87) which requires that amounts recognized in financial statements be determined on an actuarial basis. The determination of such amounts is made in consultation with the Company’s outside actuaries based on information and assumptions provided by the Company. A substantial portion of the Company’s pension amounts relate to its defined benefit plans in the United States.

A significant element in determining the Company’s pension expense is the expected return on plan assets. In 2002, the Company assumed that the expected long-term rate of return on plan assets will be 9.25%. The assumed long-term rate of return on assets is applied to the value of plan assets and this produces the expected return on plan assets that is included in the determination of pension expense. The difference between this expected return and the actual return on plan assets is deferred, within certain parameters, as discussed below. The Company continually assesses its assumed long-term rate of return and will adjust such rate as deemed appropriate.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high-quality, corporate debt instruments. At December 31, 2001, the Company determined this rate to be 7.25%, a decrease of 25 basis points from the rate used at December 31, 2000. Increases or decreases in the discount rate result in decreases and increases, respectively, in the projected benefit obligation. The net effect of changes in the discount rate are deferred within certain parameters, as discussed below.

FAS 87 requires that gains or losses (as defined in FAS 87) be deferred unless the unrecognized net gain or loss at the end of a year exceeds a “corridor” (as defined in FAS 87). If the deferred gain or loss exceeds the corridor at the end of the year, then the amount in excess of the corridor is amortized over a period equal to the average remaining service period of active employees expected to receive benefits. As of December 31, 2001, the Company’s net deferred loss exceeded the corridor. Consequently, pension expense for 2002 includes amortization of a portion of the deferred loss in excess of the corridor. The amount of amortization in future years will be dependent on changes in the components of the deferred loss amount, particularly actual return on plan assets in relation to the estimated return on plan assets, as well as future increases or decreases in the discount rate.

For the year ended December 31, 2001, the Company recognized pension expense of $1.1 million. Pension expense for 2002 is expected to be approximately $1.5 million of which $1.2 million has been recorded as of September 30, 2002.

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes” (FAS 109) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Deferred tax assets, net of valuation allowance, related to future tax benefits arising from deductible temporary differences and tax carryforwards are $10.1 million at September 30, 2002 and $9.8 million at December 31, 2001. Management believes that the Company’s earnings during the periods when the temporary differences become deductible will be sufficient to realize the related net future income tax benefits. For those jurisdictions where the expiration date of tax carryforwards or the projected operating results indicate that realization is not likely, a valuation allowance has been provided.

In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event the Company were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce such amounts through a charge to income in the period that such determination was made. Conversely, if the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance and record an increase to income in the period that such determination was made.

Recently Adopted Accounting Standards

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146). This statement provides guidance on significant issues associated with the recognition, measurement and reporting of costs associated with exit and disposal activities and is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of this standard may impact the timing and recognition of future exit and disposal activities.

Forward-Looking Information

In the interest of more meaningful disclosure, Lydall and its management make statements regarding the future outlook of the Company that constitute “forward-looking statements” under the securities laws. These forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the company, based on assumptions and estimates currently believed to be valid. Forward-looking statements are included under the “Outlook” section of Item 2 and elsewhere within this report and are generally identified through the use of language such as “believe,” “expect,” “estimate,” “anticipate” and other words of similar meaning in connection with discussion of future operating or financial performance.

All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Some of the factors that might cause such a difference include risks and uncertainties that are detailed in Note 12 and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in market risks from those disclosed in Item 7A of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2001.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Executive Vice President – Finance and Administration, Chief Financial Officer, have conducted an evaluation within the past 90 days of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the President and Chief Executive Officer and Executive Vice President – Finance and Administration, Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be filed in this quarterly report has been made known to them on a timely basis and that it has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its last evaluation. During the evaluation, no significant deficiencies or material weaknesses were identified.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

For a discussion of previously reported matters, please refer to Part II, Item 1, of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002.

Item 6.    Exhibits and Reports on Form 8-K

a.	Exhibits

3.1	Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by reference.

3.2	Bylaws of the Registrant, filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q dated November 12, 1999 and incorporated herein by reference.

99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

b.	Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter or nine months ended September 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC. (Registrant)

November 19, 2002	By:	/s/ THOMAS P. SMITH
Thomas P. Smith Vice President - Controller (On behalf of the Registrant and as Principal Accounting Officer)

CERTIFICATIONS

I, Christopher R. Skomorowski, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lydall, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 19, 2002	/S/ CHRISTOPHER R. SKOMOROWSKI
Christopher R. Skomorowski President and Chief Executive Officer

CERTIFICATIONS

I, Walter A. Ruschmeyer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lydall, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.
The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.
designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c.	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a.
all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b.	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.
The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 19, 2002	/S/ WALTER A. RUSCHMEYER
Walter A. Ruschmeyer Executive Vice President - Finance and Administration, Chief Financial Officer

LYDALL, INC.
Index to Exhibits

Exhibit Number

3.1	Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by reference.

3.2	Bylaws of the Registrant, filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q dated November 12, 1999 and incorporated herein by reference.

99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.4	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.