Form 10-Q/A
period 2001-03-31
LYDALL INC /DE/
filed 2002-11-22
CIK 60977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q/A
Amendment Number 1

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

None
(Former name, former address and frmer fiscal year, if changed since last report)

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

LYDALL, INC.

PART I.    FINANCIAL INFORMATION
Item 1.    Financial Statements

LYDALL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

	March 31, 2001	December 31, 2000
	(Unaudited) (Restated See Note 7)
ASSETS
Current assets:
Cash and cash equivalents	$4,166	$2,220
Accounts receivable, net	39,629	39,993
Inventories:
Finished goods	9,778	9,933
Work in process	7,624	5,820
Raw materials	7,646	6,272
LIFO reserve	(555)	(555)

Total inventories	24,493	21,470
Income taxes receivable	—	2,705
Prepaid expenses	1,717	1,632
Net investment in discontinued operations	1,540	14,285
Assets held for sale	4,824	6,200
Deferred tax assets	9,123	7,290

Total current assets	85,492	95,795
Property, plant and equipment, at cost	127,954	126,711
Accumulated depreciation	(54,435)	(52,291)

	73,519	74,420
Other assets, net	24,656	24,749

Total assets	$183,667	$194,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$6,391	$7,101
Accounts payable	19,500	19,154
Accrued taxes	1,422	844
Accrued payroll and other compensation	3,685	7,244
Liabilities related to assets held for sale	183	421
Other accrued liabilities	7,640	6,481

Total current liabilities	38,821	41,245
Long-term debt	12,973	24,927
Deferred tax liabilities	12,698	11,183
Other long-term liabilities	6,002	5,856
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2,196	2,196
Capital in excess of par value	40,337	40,335
Retained earnings	139,212	137,664
Accumulated other comprehensive loss	(6,930)	(6,800)

	174,815	173,395
Treasury stock, at cost	(61,642)	(61,642)

Total stockholders’ equity	113,173	111,753

Total liabilities and stockholders’ equity	$183,667	$194,964

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(In Thousands Except Per-Share Data)

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
	(Restated See Note 7)

Net sales	$58,266	$69,733
Cost of sales	41,893	52,135

Gross margin	16,373	17,598
Selling, product development and administrative expenses	13,510	13,074
Impairment charge	760	—

Operating income	2,103	4,524
Other (income) expense:
Investment income	(37)	(16)
Interest expense	333	490
Gain on sale of operation	—	(6,065)
Foreign currency transaction losses, net	148	76
Other, net	33	(312)

	477	(5,827)

Income from continuing operations before income taxes	1,626	10,351
Income tax expense	533	3,832

Income from continuing operations	1,093	6,519

Discontinued operations:
(Loss) income from operations of discontinued segments, net of tax (benefit) expense of ($181) and $95, respectively	(308)	215
Gain on disposal of discontinued segments, net of tax expense of $448 and $44, respectively	763	71

Income from discontinued operations	455	286

Net income	$1,548	$6,805

Basic earnings per common share:
Continuing operations	$.07	$.42
Discontinued operations	.03	.01

Net income	$.10	$.43
Diluted earnings per common share:
Continuing operations	$.07	$.42
Discontinued operations	.03	.01

Net income	$.10	$.43
Weighted average common shares outstanding	15,865	15,706
Weighted average common shares and equivalents outstanding	15,979	15,740

Net income	$1,548	$6,805
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(384)	(1,330)
Unrealized loss on derivative instruments	(126)	—
Unrealized gain on securities	—	19

Other comprehensive loss, before tax	(510)	(1,311)
Income tax benefit related to items of other comprehensive loss	179	456

Other comprehensive loss, net of tax	(331)	(855)
Cumulative effect of change in accounting principle, net of tax	201	—

Comprehensive income	$1,418	$5,950

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended March 31,
	2001	2000
	(Unaudited)
	(Restated See Note 7)
Cash flows from operating activities:
Net income	$1,548	$6,805
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,540	2,614
Amortization	388	388
Gain on disposal of discontinued segments	(1,289)	(71)
Gain on sale of operation	—	(6,065)
Impairment charge	760	—
Loss on disposition of property, plant and equipment	—	20
Foreign currency transaction losses	148	76
Gain on receipt of common stock from demutualization of insurance companies	—	(299)
Changes in operating assets and liabilities:
Accounts receivable	1,046	(3,120)
Income taxes receivable	2,583	2,956
Inventories	(2,937)	870
Prepaid expenses and other assets	(257)	158
Accounts payable	872	2,281
Accrued taxes	(194)	1,186
Accrued payroll and other compensation	(3,541)	4,053
Deferred income taxes	(285)	1,464
Other long-term liabilities	166	84
Other accrued liabilities	(1,174)	(6,961)

Total adjustments	(1,174)	(366)

Net cash provided by operating activities	374	6,439

Cash flows from investing activities:
Proceeds from sale of discontinued segments	15,000	1,819
Proceeds from sale of operations	—	12,037
Additions of property, plant and equipment	(2,114)	(4,193)

Net cash provided by investing activities	12,886	9,663

Cash flows from financing activities:
Long-term debt payments	(19,041)	(70,777)
Long-term debt proceeds	7,825	55,134
Issuance of common stock	2	236

Net cash used for financing activities	(11,214)	(15,407)

Effect of exchange rate changes on cash	(100)	(40)

Increase in cash and cash equivalents	1,946	655
Cash and cash equivalents at beginning of period	2,220	1,154

Cash and cash equivalents at end of period	$4,166	$1,809

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$304	$459
Income taxes	363	56
Non-cash transactions:
Unrealized gain/losses on available-for-sale securities	—	19
Fair market value of interest rate swap	184	—

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.
The accompanying consolidated condensed financial statements include the accounts of Lydall, Inc. and its wholly owned subsidiaries (collectively, the “Company” or the “Registrant”). All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the consolidated condensed financial statements. Management believes that all adjustments, which include only normal recurring adjustments necessary to present the consolidated financial position, results of operations and cash flows for the periods reported, have been included. The year-end consolidated condensed balance sheet was derived from the December 31, 2000 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

	Three Months Ended March 31, 2001			Three Months Ended March 31, 2000
	(Unaudited)			(Unaudited)
	(Restated See Note 7)
	Income from Continuing Operations ($000’s)	Average Shares (000’s)	Per- Share Amount	Income from Continuing Operations ($000’s)	Average Shares (000’s)	Per- Share Amount
Basic earnings per share	$1,093	15,865	$.07	$6,519	15,706	$.42
Effect of dilutive stock options	—	114	—	—	34	—

Diluted earnings per share	$1,093	15,979	$.07	$6,519	15,740	$.42

	Net Income ($000’s)	Average Shares (000’s)	Per- Share Amount	Net Income ($000’s)	Average Shares (000’s)	Per- Share Amount
Basic earnings per share	$1,548	15,865	$.10	$6,805	15,706	$.43
Effect of dilutive stock options	—	114	—	—	34	—

Diluted earnings per share	$1,548	15,979	$.10	$6,805	15,740	$.43

3.
In February 2001, the Company’s Board of Directors adopted a plan to discontinue the operations of the Paperboard Segment, consisting principally of the Southern Products and Lydall & Foulds Divisions. Accordingly, the operating results of this segment have been segregated from continuing operations and reported as discontinued operations for all periods presented.

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

Paperboard Segment net assets to be disposed of, consisting primarily of accounts receivable, inventory and property, plant and equipment of the Lydall & Foulds Division, with a total net realizable value of $1.5 million, have been classified in the Consolidated Condensed Balance Sheet at March 31, 2001 as “Net investment in discontinued operations.”

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

LYDALL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

5.
Lydall’s reportable segments are Thermal/Acoustical and Filtration/Separation. All other products and services are aggregated in Other Products and Services. Reconciling Items include Corporate Office operating expenses and intercompany eliminations. For a full description of each segment, refer to the “Notes to Consolidated Financial Statements” reported in the Company’s 2000 Annual Report on Form 10-K. The table below presents net sales and operating income (loss) by segment for the three months ended March 31, 2001 and 2000.

In thousands Three Months Ended	Thermal/ Acoustical	Filtration/ Separation	Other Products and Services	Reconciling Items	Consolidated Totals
March 31, 2001 (Restated See Note 7)
Net sales	$32,101	$17,566	$9,316	($717)	$58,266
Operating income (loss)	$4,397	$1,784	($83)	($3,995)	$2,103

March 31, 2000
Net sales	$44,231	$16,221	$10,271	($990)	$69,733
Operating income	$4,283	$2,422	$878	($3,059)	$4,524

The operating loss for Other Products and Services for the period ended March 31, 2001 includes a pre-tax impairment charge of $.8 million related to the closing of the fiberboard operation.

6.
On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133” and Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133” (collectively referred to hereafter as “FAS 133”). In accordance with the transition provisions of FAS 133, the Company recorded a $.2 million net-of-tax cumulative-effect adjustment in other comprehensive income as of January 1, 2001 representing the fair value of the interest rate swap designated as a cash flow hedge.

At March 31, 2001, the interest rate swap is the Company’s only derivative instrument. The swap is a cash flow hedge utilized to convert the base rate component of the variable interest rate on the Company’s term loan to a fixed rate. In accordance with FAS 133, the swap has been recorded at its fair value as of the balance sheet date. Subsequent changes in the fair value of the swap will be recorded in other comprehensive income to the extent the hedge is effective. The Company formally assesses effectiveness on an ongoing basis. If it is determined that the interest rate swap has ceased to be highly effective as a hedge, the Company will discontinue hedge accounting prospectively and changes in the fair value of the interest rate swap will be reported in current period earnings.

7.
On November 6, 2002, Lydall executives became aware of possible accounting irregularities at the Company’s Columbus, Ohio automotive operation. An investigation was initiated immediately and identified that certain Columbus employees, acting in collusion, had circumvented the local internal control system by delaying accounting recognition of liabilities and related expenses and, accordingly, caused misstatements of previously reported financial results. As a result, the Company is amending its Quarterly Report on Form 10-Q for the quarter ended March 31, 2001 to restate its financial position, results of operations and cash flows as of and for the three months ended March 31, 2001. The impact of correcting these misstatements was to increase cost of sales by approximately $0.2 million and, consequently, reduce gross margin and operating income by approximately $0.2 million.

The effect on the operating results for the three months ended March 31, 2001, previously reported in the Company’s Quarterly Report on Form 10-Q filed on May 11, 2001, is as follows:

LYDALL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

	Three Months Ended March 31, 2001
	As Previously Reported	Restated
In thousands except per-share data	(Unaudited)
Net sales	$58,266	$58,266
Cost of sales	41,672	41,893
Gross margin	16,594	16,373
Operating income	2,324	2,103
Income from continuing operations before income taxes	1,847	1,626
Income tax expense	610	533
Income from continuing operations	1,237	1,093
Net income	1,692	1,548
Basic earnings per share:
Continuing operations	$0.08	$0.07
Discontinued operations	0.03	0.03
Net income	0.11	0.10
Diluted earnings per share:
Continuing operations	$0.08	$0.07
Discontinued operations	0.03	0.03
Net income	0.11	0.10

The effect on the balance sheet as of March 31, 2001, previously reported in the Company’s Quarterly Report on Form 10-Q filed on May 11, 2001, is as follows:

	March 31, 2001
	As Previously Reported	Restated
In thousands	(Unaudited)
Total inventories	$24,436	$24,493
Deferred tax assets	9,046	9,123
Total current assets	85,358	85,492
Total assets	183,533	183,667
Accounts payable	19,222	19,500
Total current liabilities	38,543	38,821
Retained earnings	139,356	139,212
Shareholders’ equity	113,317	113,173

There is no impact on net cash provided by operating activities.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the Company’s restatement of certain 2001 amounts (see Note 7).

Results of Operations

Net Sales

Lydall, Inc. recorded net sales of $58.3 million in the first quarter of 2001 compared with $69.7 million for the same quarter in 2000, a decrease of $11.5 million (16.4%). The disposition of two unprofitable German operations at the end of the third quarter of 2000 reduced net sales by $13.6 million. After adjusting for the disposition of the German operations, net sales increased for the first quarter of 2001 over 2000 by $2.1 million, primarily due to increased sales volume of the Company’s thermal/acoustical and filtration/separation products.

Gross Margin

Gross margin for the first quarter of 2001 was 28.1 percent compared to 25.2 percent for the same quarter of 2000. The disposition of the two German operations accounted for a majority of the gross margin improvement as these operations generated gross margins significantly below the Company’s average. In addition, increased sales volume for Lydall’s automotive thermal/acoustical products improved gross margins for the quarter ended March 31, 2001 when compared to the same period in the prior year.

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

Other income for the quarter ended March 31, 2000 was $5.8 million and consisted primarily of a gain from the sale of the Hoosick Falls Operation of $6.1 million and a gain of $.3 million from the receipt of common stock due to the demutualization of one of the Company’s insurance carriers. These gains were partially offset by interest expense of $.5 million.

Income Taxes

The effective tax rate on income from continuing operations for the three months ended March 31, 2001 was 32.8 percent compared to 37.0 percent for the same period in 2000. The decrease is primarily due to the gain on the sale of the Hoosick Falls Operation recorded in the first quarter of 2000 that resulted in an unusually high state effective tax rate when compared to the Company’s historic effective rate.

Segment Results

Thermal/Acoustical

Thermal/Acoustical net sales decreased $12.1 million (27.4%) for the first quarter of 2001 compared to the same period in 2000. Net sales for the first quarter of 2000 include $13.6 million of sales from the two German operations that were divested at the end of the third quarter of 2000. After adjusting prior year net sales for the divested operations, segment net sales increased approximately $1.5 million primarily due to the increased sales volume of the Company’s automotive thermal/acoustical products.

Thermal/Acoustical operating income for the first quarter of 2001 increased $.1 million (2.7%) over the same period in 2000 primarily due to increased sales volume. Operating margin increased from 9.7 percent in 2000 to 13.7 percent in 2001 primarily due to the disposition of the two unprofitable German operations and increased sales volumes.

Filtration/Separation

Filtration/Separation net sales increased $1.3 million (8.3%) for the first quarter ended March 31, 2001 compared to the same period of 2000. Sales of the Company’s bioprocessing products increased as a number of new qualifications for the Company’s Bio-Pak™ customized sterile containers were obtained during the quarter. In addition, demand for the Company’s high-efficiency air filtration media was particularly strong in Europe, and U.S. demand remained strong for the first quarter ended March 31, 2001.

Filtration/Separation operating income decreased $.6 million (26.3%) for the first quarter ended March 31, 2001 compared to the same period in 2000. Lower operating income was primarily due to increased raw material costs for air filtration media and increased spending associated with the introduction of the Bio-Pak™ product line.

Other Products and Services

Other Products and Services net sales decreased $1.0 million (9.3%) for the first quarter of 2001 compared to the same period in 2000. The absence of approximately $.5 million of gasket sales, a business that was sold in the first quarter of 2000, accounted for a portion of the net decrease. Lower demand for the Company’s specialty substrates was partially offset by growth of Lydall Transport, Ltd. The Covington Operation, sold on April 2, 2001, generated net sales of $1.6 million and was essentially breakeven for the first quarter of 2001.

Other Products and Services operating income decreased $.2 million (23.0%) for the first quarter ended March 31, 2001, after adjusting for a pre-tax impairment charge of $.8 million related to assets held for sale owned by its Composite Materials Covington Operation, compared to the same period in 2000 primarily due to lower sales volume.

Outlook

The Company completed its strategic restructuring plan during the first quarter with the sale of non-core businesses and the closing of unprofitable operations. As a result, Lydall has narrowed its strategic focus to its two core businesses—filtration/separation and thermal/acoustical. Lydall will also continue to operate and grow its Lydall Transport, Ltd. subsidiary, a provider of total logistics services and an important service provider to the Company’s other businesses.

Lydall’s thermal/acoustical and filtration/separation businesses remain healthy and are expected to strengthen during the second quarter. The Company started several new development efforts for filtration/separation products in the first quarter of 2001, and the automotive portion of the thermal/acoustical business continues to benefit from new-product introductions. Also in April, the Company entered into a strategic alliance with BGF Industries, Inc. By virtue of the agreement, Lydall is the exclusive representative of BGF products for thermal applications in the appliance market. The agreement enhances Lydall’s position as a thermal solutions provider to the consumer appliance market and significantly broadens the Company’s product offering in this area.

Liquidity and Capital Resources

At March 31, 2001, cash and cash equivalents were $4.2 million compared to $2.2 million at December 31, 2000. Working capital at March 31, 2001 was $46.7 million compared with $54.6 million at December 31, 2000. The reduction in working capital is mainly due to the sale of the Southern Products Division of the Paperboard Segment during the first quarter of 2001.

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

Accounting Standards

On January 1, 2001 the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities – Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133” and Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133” (collectively referred to hereafter as “FAS 133”). In accordance with the transition provisions of FAS 133, the Company recorded a $.2 million net-of-tax cumulative-effect adjustment in other comprehensive income as of January 1, 2001 representing the fair value of an interest rate swap previously designated a cash flow hedge.

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

All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Some of the factors that might cause such a difference include risks and uncertainties which are detailed in Note 14 and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s 2000 Annual Report on Form 10-K.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in market risks from those disclosed in Item 7A of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

PART II.    OTHER INFORMATION
Item 6.    Exhibits and Reports on Form 8-K

a. Exhibits

3.1	Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.

3.2	By-laws of the Registrant, filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q dated November 12, 1999 and incorporated herein by this reference.

10.1
Asset Purchase and Sale Agreement between Lydall Filtration/Separation, Inc. and Bennett Fleet (Chambly), Inc., dated April 2, 2001, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated May 11, 2001 and incorporated herein by this reference.

10.2
Agreement and General Release with Raymond J. Lanzi dated March 28, 2001, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated May 11, 2001 and incorporated herein by this reference.

99.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

b. Reports on Form 8-K

The Company did not file any reports on Form 8-K during the three months ended March 31, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC. (Registrant)

November 22, 2002	By:	/s/ THOMAS P. SMITH
Thomas P. Smith Vice President—Controller (On behalf of the Registrant and as Principal Accounting Officer

CERTIFICATIONS

I, Christopher R. Skomorowski, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Lydall, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

November 22, 2002	/S/ CHRISTOPHER R. SKOMOROWSKI
                    Christopher R. Skomorowski
            President and Chief Executive Officer

CERTIFICATIONS

I, Walter A. Ruschmeyer, certify that:

1.	I have reviewed this quarterly report on Form 10-Q/A of Lydall, Inc.;

2.
Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.
Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

November 22, 2002	/S/ Walter A. Ruschmeyer
                    Walter A. Ruschmeyer
        Executive Vice President – Finance
and Administration, Chief Financial Officer

LYDALL, INC.
Index to Exhibits

Exhibit Number
3.1	Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.

3.2	By-laws of the Registrant, filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q dated November 12, 1999 and incorporated herein by this reference.

10.1
Asset Purchase and Sale Agreement between Lydall Filtration/Separation, Inc. and Bennett Fleet (Chambly), Inc., dated April 2, 2001, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated May 11, 2001 and incorporated herein by this reference.

10.2
Agreement and General Release with Raymond J. Lanzi dated March 28, 2001, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated May 11, 2001 and incorporated herein by this reference.

99.5	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.6	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.