Form 10-Q/A
period 2001-06-30
LYDALL INC /DE/
filed 2002-11-22
CIK 60977

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

LYDALL, INC.
INDEX

Page Number
Part I. Financial Information

This amendment to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 is being filed to revise the consolidated condensed financial statements as set forth in Note 9 to the Notes to Consolidated Condensed Financial Statements, from those previously filed on August 10, 2001. In this amendment the disclosures have not been updated other than to reflect the adjustments specifically discussed in Note 9 to the Notes to Consolidated Condensed Financial Statements.

Item 1. Financial Statements

Consolidated Condensed Balance Sheets	3

Consolidated Condensed Statements of Net Income and Comprehensive Income	4-5

Consolidated Condensed Statements of Cash Flows	6

Notes to Consolidated Condensed Financial Statements	7-10

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-14

Item 3. Quantitative and Qualitative Disclosures about Market Risk	14
Part II. Other Information

Item 1. Legal Proceedings	14

Item 4. Submission of Matters to a Vote of Security Holders	14

Item 6. Exhibits and Reports on Form 8-K	14-15
Signature	16
Certifications	17-18

Exhibit Index	19

Part I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

LYDALL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

	June 30, 2001	December 31, 2000
	(Restated See Note 9)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,811	$2,220
Accounts receivable, net	39,915	39,993
Inventories:
Finished goods	10,336	9,933
Work in process	7,404	5,820
Raw materials	8,010	6,272
LIFO reserve	(555)	(555)

Total inventories	25,195	21,470
Income taxes receivable	—	2,705
Prepaid expenses	1,454	1,632
Net investment in discontinued operations	1,048	14,285
Assets held for sale	1,751	6,200
Deferred tax assets	7,500	7,290

Total current assets	79,674	95,795
Property, plant and equipment, at cost	129,172	126,711
Accumulated depreciation	(56,538)	(52,291)

	72,634	74,420
Other assets, net	25,438	24,749

Total assets	$177,746	$194,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$7,928	$7,101
Accounts payable	17,928	19,154
Accrued taxes	1,621	844
Accrued payroll and other compensation	3,532	7,244
Liabilities related to assets held for sale	—	421
Other accrued liabilities	7,749	6,481

Total current liabilities	38,758	41,245
Long-term debt	7,865	24,927
Deferred tax liabilities	10,365	11,183
Other long-term liabilities	6,093	5,856
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2,201	2,196
Capital in excess of par value	40,806	40,335
Retained earnings	140,452	137,664
Accumulated other comprehensive loss	(7,152)	(6,800)

	176,307	173,395
Treasury stock, at cost	(61,642)	(61,642)

Total stockholders’ equity	114,665	111,753

Total liabilities and stockholders’ equity	$177,746	$194,964

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(In Thousands Except Per-Share Data)
	Three Months Ended June 30,
	2001	2000
	(Restated
	See Note 9)
	(Unaudited)
Net sales	$58,940	$68,265
Cost of sales	42,529	50,677

Gross margin	16,411	17,588
Selling, product development and administrative expenses	11,595	13,118
Impairment and restructuring charges	2,629	—

Operating income	2,187	4,470
Other (income) expense:
Investment income	(54)	(142)
Interest expense	243	349
Foreign currency transaction losses (gains), net	50	(71)
Other, net	10	105

	249	241

Income from continuing operations before income taxes	1,938	4,229
Income tax expense	618	1,415

Income from continuing operations	1,320	2,814
Discontinued operations:
Income from operations of discontinued segments, net of tax expense of $218	—	372
Loss from disposal of discontinued segments, net of tax benefit of $49	(79)	—

(Loss) Income from discontinued operations	(79)	372

Net income	$1,241	$3,186

Basic earnings (loss) per common share:
Continuing operations	$.08	$.18
Discontinued operations	(.01)	.02

Net income	$.07	$.20
Diluted earnings (loss) per common share:
Continuing operations	$.08	$.18
Discontinued operations	(.01)	.02

Net income	$.07	$.20
Weighted average common shares outstanding	15,889	15,784
Weighted average common shares and equivalents outstanding	16,117	15,866
Net income	$1,241	$3,186
Other comprehensive loss, before tax:
Foreign currency translation adjustments	(325)	(61)
Change in fair value of derivative instrument	(15)	—
Reclassification for gains included in net income	—	(19)

Other comprehensive loss, before tax	(340)	(80)
Income tax benefit related to items of other comprehensive loss	118	27

Other comprehensive loss, net of tax	(222)	(53)

Comprehensive income	$1,019	$3,133

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF NET INCOME AND COMPREHENSIVE INCOME
(In Thousands Except Per-Share Data)

	Six Months Ended June 30,
	2001	2000
	(Restated See Note 9)
	(Unaudited)
Net sales	$117,205	$137,998
Cost of sales	84,422	102,812

Gross margin	32,783	35,186
Selling, product development and administrative expenses	25,104	26,192
Impairment and restructuring charges	3,389	—

Operating income	4,290	8,994
Other (income) expense:
Investment income	(91)	(158)
Interest expense	576	839
Foreign currency transaction losses, net	198	5
Gain from sale of operations	—	(6,065)
Other, net	43	(207)

	726	(5,586)

Income from continuing operations before income taxes	3,564	14,580
Income tax expense	1,152	5,247

Income from continuing operations	2,412	9,333

Discontinued operations:
(Loss) income from operations of discontinued segments, net of tax (benefit) expense of ($181) and $313, respectively	(308)	587
Gain on disposal of discontinued segments, net of tax expense of $400 and $44, respectively	684	71

Income from discontinued operations	376	658

Net income	$2,788	$9,991

Basic earnings per common share:
Continuing operations	$.15	$.59
Discontinued operations	.02	.04

Net income	$.17	$.63
Diluted earnings per common share:
Continuing operations	$.15	$.59
Discontinued operations	.02	.04

Net income	$.17	$.63

Weighted average common shares outstanding	15,876	15,745
Weighted average common shares and equivalents outstanding	16,050	15,800

Net income	$2,788	$9,991
Other comprehensive loss, before tax:
Foreign currency translation adjustments	(708)	(1,392)
Change in fair value of derivative instrument	(140)	—

Other comprehensive loss, before tax	(848)	(1,392)
Income tax benefit related to other comprehensive loss	295	484

Other comprehensive loss, net of tax	(553)	(908)
Cumulative effect of change in accounting principle, net of tax	201	—

Comprehensive income	$2,436	$9,083

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2001	2000
	(Restated See Note 9)
	(Unaudited)
Cash flows from operating activities:
Net income	$2,788	$9,991
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,918	5,187
Amortization	776	775
Gain on disposal of discontinued segments	(1,289)	(71)
Gain on sale of operation	—	(6,065)
Gain on sale of investments	—	(136)
Impairment and restructuring charges	3,389	—
Loss on disposition of property, plant and equipment	—	296
Foreign currency transaction losses	198	5
Gain on receipt of common stock from demutualization of insurance companies	—	(393)
Changes in operating assets and liabilities:
Accounts receivable	657	(856)
Income taxes receivable	2,583	4,022
Inventories	(3,834)	(1,269)
Prepaid expenses and other assets	(812)	(1,050)
Accounts payable	47	(428)
Accrued taxes	64	1,317
Accrued payroll and other compensation	(4,422)	4,254
Deferred income taxes	(950)	1,661
Other long-term liabilities	217	35
Other accrued liabilities	(1,998)	(3,093)

Total adjustments	(456)	4,191

Net cash provided by operating activities	2,332	14,182

Cash flows from investing activities:
Proceeds from sale of discontinued segments	14,163	1,819
Proceeds from sale of operations	872	12,037
Proceeds from sales of investments	—	529
Proceeds from post-closing net equity adjustment	1,357	—
Additions of property, plant and equipment	(4,194)	(10,271)

Net cash provided by investing activities	12,198	4,114

Cash flows from financing activities:
Long-term debt payments	(30,070)	(100,424)
Long-term debt proceeds	15,756	82,141
Issuance of common stock	475	582

Net cash used for financing activities	(13,839)	(17,701)

Effect of exchange rate changes on cash	(100)	(63)

Increase in cash and cash equivalents	591	532
Cash and cash equivalents at beginning of period	2,220	1,154

Cash and cash equivalents at end of period	$2,811	$1,686

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$581	$739
Income taxes	959	682

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.
The accompanying consolidated condensed financial statements include the accounts of Lydall, Inc. and its wholly owned subsidiaries (collectively, the “Company” or the “Registrant”). All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the consolidated condensed financial statements. Management believes that all adjustments, which include only normal recurring adjustments necessary to present a fair statement of the financial position, results of operations and cash flows for the periods reported, have been included. The year-end consolidated condensed balance sheet was derived from the December 31, 2000 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

	Quarter Ended June 30, 2001			Quarter Ended June 30, 2000
	(Unaudited) (Restated See Note 9)			(Unaudited)
	Income from Continuing Operations ($000’s)	Average Shares (000’s)	Per-Share Amount	Income from Continuing Operations ($000’s)	Average Shares (000’s)	Per-Share Amount
Basic earnings per share	$1,320	15,889	$.08	$2,814	15,784	$.18
Effect of dilutive stock options	—	228	—	—	82	—

Diluted earnings per share	$1,320	16,117	$.08	$2,814	15,866	$.18

	Net Income ($000’s)	Average Shares (000’s)	Per-Share Amount	Net Income ($000’s)	Average Shares (000’s)	Per-Share Amount
Basic earnings per share	$1,241	15,889	$.07	$3,186	15,784	$.20
Effect of dilutive stock options	—	228	—	—	82	—

Diluted earnings per share	$1,241	16,117	$.07	$3,186	15,866	$.20

	Six Months Ended June 30, 2001			Six Months Ended June 30, 2000
	(Unaudited) (Restated See Note 9)			(Unaudited)
	Income from Continuing Operations ($000’s)	Average Shares (000’s)	Per-Share Amount	Income from Continuing Operations ($000’s)	Average Shares (000’s)	Per-Share Amount
Basic earnings per share	$2,412	15,876	$.15	$9,333	15,745	$.59
Effect of dilutive stock options	—	174	—	—	55	—

Diluted earnings per share	$2,412	16,050	$.15	$9,333	15,800	$.59

	Net Income ($000’s)	Average Shares (000’s)	Per-Share Amount	Net Income ($000’s)	Average Shares (000’s)	Per-Share Amount
Basic earnings per share	$2,788	15,876	$.17	$9,991	15,745	$.63
Effect of dilutive stock options	—	174	—	—	55	—

Diluted earnings per share	$2,788	16,050	$.17	$9,991	15,800	$.63

LYDALL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

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

Paperboard Segment net assets to be disposed of consisting primarily of accounts receivable, inventory and property, plant and equipment of the Lydall & Foulds Division, with a total net realizable value of $1.0 million, have been classified in the Consolidated Condensed Balance Sheet at June 30, 2001 as “Net investment in discontinued operations.”

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

5.
Lydall’s reportable segments are: Thermal/Acoustical and Filtration/Separation. All other products and services are aggregated in Other Products and Services. Reconciling Items include Corporate Office operating expenses and intercompany eliminations. For a full description of each segment, refer to the “Notes to Consolidated Financial Statements” reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. The table below presents net sales and operating income (loss) by segment for the quarter and six months ended June 30, 2001 and 2000.

In thousands Quarter Ended	Thermal/ Acoustical	Filtration/ Separation	Other Products and Services	Reconciling Items	Consolidated Totals
June 30, 2001 (Restated See Note 9)
Net sales	$33,349	$17,640	$ 8,483	($ 532)	$58,940
Operating income (loss)	$ 5,572	$ 1,444	($ 1,575)	($3,254)	$ 2,187

June 30, 2000
Net sales	$40,908	$17,433	$10,958	($1,034)	$68,265
Operating income	$ 3,368	$ 2,757	$ 1,460	($3,115)	$ 4,470

In thousands Six Months Ended	Thermal/ Acoustical	Filtration/ Separation	Other Products and Services	Reconciling Items	Consolidated Totals
June 30, 2001 (Restated See Note 9)
Net sales	$65,450	$35,206	$17,799	($1,250)	$117,205
Operating income (loss)	$ 9,969	$ 3,228	($ 1,658)	($7,249)	$ 4,290

June 30, 2000
Net sales	$85,139	$33,654	$21,229	($2,024)	$137,998
Operating income	$ 7,651	$ 5,179	$ 2,338	($6,174)	$ 8,994

The operating losses for Other Products and Services for the quarter and six months ended June 30, 2001 include pre-tax impairment and restructuring charges of $2.6 million and $3.4 million, respectively, related to the closing of the fiberboard operation.

LYDALL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

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

8.
Statement of Financial Accounting Standards No. 141, “Business Combinations,” (“FAS 141”), effective for business combinations initiated after June 30, 2001, provides guidance on accounting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”), effective for fiscal years beginning after December 15, 2001, requires that goodwill recorded from business combinations completed on or before June 30, 2001 shall no longer be amortized after the effective date. In addition, goodwill recorded as a result of a business combination completed after June 30, 2001 will not be amortized. Goodwill, however, must be reviewed for impairment in connection with the implementation of this standard and subsequently on an annual basis. The effect of adopting FAS 142 is still being assessed.

9.
On November 6, 2002, Lydall executives became aware of possible accounting irregularities at the Company’s Columbus, Ohio automotive operation. An investigation was initiated immediately and identified that certain Columbus employees, acting in collusion, had circumvented the local internal control system by delaying accounting recognition of liabilities and related expenses and, accordingly, caused misstatements of previously reported financial results. As a result, the Company is amending its Quarterly Report on Form 10-Q for the quarter ended June 30, 2001 to restate its financial position, results of operations and cash flows as of and for the quarter and six months ended June 30, 2001. The impact of correcting these misstatements was to increase cost of sales by approximately $0.4 million and $0.6 million for the quarter and six months ended June 30, 2001, respectively, and consequently, to reduce gross margin and operating income by approximately $0.4 million and $0.6 million for such periods.

The effect on the operating results for the quarter and six months ended June 30, 2001, previously reported in the Company’s Quarterly Report on Form 10-Q filed on August 10, 2001, is as follows:

LYDALL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

	Quarter Ended		Six Months Ended
	June 30, 2001		June 30 ,2001
	As Previously		As Previously
	Reported	Restated	Reported	Restated
In thousands except per-share data	(Unaudited)		(Unaudited)

Net sales	$58,940	$58,940	$117,205	$117,205

Cost of sales	42,133	42,529	83,805	84,422

Gross margin	16,807	16,411	33,400	32,783

Operating income	2,583	2,187	4,907	4,290

Income from continuing operations before income taxes	2,334	1,938	4,181	3,564

Income tax expense	757	618	1,368	1,152

Income from continuing operations	1,577	1,320	2,813	2,412

Net income	1,498	1,241	3,189	2,788

Basic earnings per share:
Continuing operations	$0.10	$0.08	$0.18	$0.15
Discontinued operations	(0.01)	(0.01)	0.02	0.02
Net income	0.09	0.07	0.20	0.17

Diluted earnings per share:
Continuing operations	$0.10	$0.08	$0.18	$0.15
Discontinued operations	(0.01)	(0.01)	0.02	0.02
Net income	0.09	0.07	0.20	0.17

The effect on the balance sheet as of June 30, 2001, previously reported in the Company’s Quarterly Report on Form 10-Q filed on August 10, 2001, is as follows:

	June 30, 2001
	As Previously
In thousands	Reported	Restated
	(Unaudited)

Total inventories	$25,124	$25,195

Deferred tax assets	7,284	7,500

Total current assets	79,387	79,674

Total assets	177,459	177,746

Accounts payable	17,240	17,928

Total current liabilities	38,070	38,758

Retained earnings	140,853	140,452

Shareholders’ equity	115,066	114,665

There is no impact on net cash provided by operating activities.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the Company’s restatement of certain 2001 amounts (see Note 9).

Results of Operations

Net Sales

Lydall, Inc. recorded net sales of $58.9 million in the second quarter of 2001 compared with $68.3 million for the same quarter of 2000, a decline of $9.3 million or 13.7 percent. Second quarter 2000 net sales included $12.9 million of sales from operations that were disposed of prior to the second quarter of 2001. After adjusting net sales for the disposed of operations, sales from the Company’s core operations for the second quarter of 2001 increased $3.6 million or 6.5 percent from the same period last year.

For the six months ended June 30, 2001 net sales were $117.2 million, a decrease of $20.8 million, or 15.1 percent, from $138.0 million for the comparable period of the prior year. The decrease is mainly attributable to the disposition of several operations during 2000 and the first quarter of 2001. The disposed operations accounted for $26.7 million of the decrease in net sales during the first six months of 2001 compared to the same period in 2000. After adjusting sales for the dispositions, sales from core operations increased $5.9 million or 5.3 percent for the six-month period ended June 30, 2001 compared to the same period for 2000.

Gross Margin

Gross margin for the second quarter of 2001 was 27.8 percent compared to 25.8 percent for the same quarter of 2000 and 28.0 percent and 25.5 percent for the six months ended June 30, 2001 and 2000, respectively. The disposition of the two German operations accounted for a majority of the gross margin improvement as these operations generated gross margins significantly below the Company’s average. In addition, increased sales volume for Lydall’s automotive thermal/acoustical products improved gross margins for the quarter and period ended June 30, 2001 when compared to the same periods of the prior year. Competitive market conditions in the Company’s air filtration business, inventory write-offs related to medical products not expected to be sold prior to FDA expiration dates, and manufacturing cost overruns associated with bio-processing products negatively impacted gross margin for the quarter and six months ended June 30, 2001.

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

Other Income/Expense

For the quarter ended June 30, 2001, other expense, primarily interest expense, was $.2 million. For the quarter ended June 30, 2000, other expense was $.2 million and was comprised of $.3 million of interest expense offset by $.1 million in investment income.

For the six-month period ended June 30, 2001, other expense was $.7 million and consisted of interest expense of $.6 million and foreign currency transaction losses of $.2 million, offset by $.1 million of investment income. For the six-month period ended June 30, 2000 other income was $5.6 million and consisted of a $6.1 million gain on the sale of the Hoosick Falls Operation and investment and other income of approximately $.4 million, offset by interest expense of $.8 million.

Segment Results

Thermal/Acoustical

Thermal/Acoustical net sales decreased $7.6 million (18.5%) and $19.7 million (23.1%) for the second quarter and first six months ended June 30, 2001, respectively, compared to the same periods of 2000. Net sales for the second quarter and first six months ended June 30, 2000 included $10.9 million and $24.5 million, respectively, of sales from two German operations that were divested at the end of the third quarter of 2000. After adjusting comparable prior-period net sales for the divested operations, sales increased approximately $3.3 million and $4.8 million for the second quarter and first six months of 2001, respectively, primarily due to increased sales volume of the Company’s automotive thermal/acoustical products.

Thermal/Acoustical operating income for the second quarter and first six months of 2001 increased $2.2 million (65.4%) and $2.3 million (30.3%), respectively, over the same periods in 2000. Operating margin improved from 8.2 percent and 9.0 percent for the quarter and six-month period ended June 30, 2000 to 16.7 percent and 15.2 percent for the same periods in 2001 primarily due to increased sales volume and the disposition of the two unprofitable German operations.

Filtration/Separation

Filtration/Separation net sales for the second quarter of 2001 increased $.2 million (1.2%) over the same period in 2000. Net sales for first six months of 2001 increased $1.6 million or (4.6%) compared to the first six months of 2000. The majority of the sales growth resulted from increased volume for the Company’s bio-processing products.

Filtration/Separation operating income decreased $1.3 million (47.6%) for the second quarter of 2001 and $2.0 million (37.7%) for the six-month period ended June 30, 2001 compared to the same periods of 2000. There were several factors contributing to this decrease, including, competitive market conditions in the Company’s air filtration business, inventory write-offs related to medical products not expected to be sold prior to FDA expiration dates, and manufacturing cost overruns associated with bio-processing products.

Other Products and Services

Other Products and Services net sales decreased $2.5 million (22.6%) and $3.4 million (16.2%) for the quarter and six month period ended June 30, 2001, respectively, compared to the same periods in 2000. The fiberboard business, closed on April 2, 2001, generated net sales of $1.6 million in the second quarter of 2000 and accounted for a majority of the decrease. The absence of approximately $.5 million of gasket sales from a business that was sold in the first quarter of 2000, accounted for an additional portion of the six month decrease. The remaining decrease for the quarter and six-month period is due to lower demand for the Company’s specialty substrates caused by a slow down in the economy.

Other Products and Services operating income decreased $.4 million (27.8%) for the quarter ended June 30, 2001 and $.6 million (26.0%) for the six month period ended June 30, 2001, after adjusting for pre-tax impairment and restructuring charges of $2.6 million and $3.4 million, for the quarter and six month periods, respectively, related to the closing of the fiberboard operation, compared to the same periods in 2000. The decrease was primarily due to lower sales volumes of specialty substrates and the closing of the fiberboard operation.

Outlook

The Company is projecting a difficult third quarter and does not expect to meet its third quarter of 2000 performance, adjusted for the impact from the sale of operations, of $.22 per diluted share. Automotive OEM’s have announced extended summer shutdowns, and no immediate improvement is forecasted for the filtration market or the general economy. As a result of performance year to date and the forecast for the remainder of the year, the Company has revised its 2001 year-end forecast from $.90 to $1.05 per share on sales of $245 million to $260 million to between $.62 and $.72 per diluted share on sales of $230 million to $240 million.

For the long-term, Lydall’s thermal/acoustical and filtration/separation businesses remain healthy and are expected to strengthen. Lydall has booked new automotive thermal/acoustical business of approximately $20 million on an annualized basis beginning at the end of 2001 and ramping up in 2002. Demand for the Company’s bio-processing products is projected to increase, and management is currently working to improve manufacturing efficiencies for this product. Lydall continues to leverage its market position in the air and water filtration market by expanding the Company’s technology and range of products.

Liquidity and Capital Resources

At June 30, 2001, cash and cash equivalents were $2.8 million compared to $2.2 million at December 31, 2000. Working capital at June 30, 2001 was $40.9 million compared with $54.6 million at December 31, 2000. The reduction in working capital is mainly due to the sale of the Southern Products Division of the Paperboard Segment during the first quarter of 2001 and the sale and write-down of certain assets of the fiberboard operation during the first and second quarters of 2001.

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

Statement of Financial Accounting Standards No. 141, “Business Combinations,” (“FAS 141”), effective for business combinations initiated after June 30, 2001, provides guidance on accounting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (“FAS 142”), effective for fiscal years beginning after December 15, 2001, requires that goodwill recorded from business combinations completed on or before June 30, 2001 shall no longer be amortized after the effective date. In addition, goodwill recorded as a result of a business combination completed after June 30, 2001 will not be amortized. Goodwill, however, must be reviewed for impairment in connection with the implementation of this standard and subsequently on an annual basis. The effect of adopting FAS 142 is still being assessed.

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

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

During the second quarter of 2001, a subsidiary of the Company received a draft consent order from the State of Connecticut Department of Environmental Protection proposing penalties for alleged violations of its wastewater discharge permit and treatment system failures of a now discontinued operation. The Company believes that no harm to the environment occurred and is currently evaluating the order, but believes that the potential impact will not be material to the Company’s consolidated financial position, results of operations or cash flows.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 9, 2001. Stockholders elected ten Directors to serve for one-year terms, until the next Annual Meeting to be held in 2002. The results of the voting were as follows:

1.    Election of Nominees to the Board of Directors

	For	Withheld
Lee A. Asseo	12,333,857	1,133,148
Samuel P. Cooley	12,339,764	1,127,241
W. Leslie Duffy	12,313,576	1,153,429
David Freeman	12,341,763	1,125,242
Suzanne Hammett	12,341,663	1,125,342
Robert E. McGill, III	12,320,426	1,146,579
Christopher R. Skomorowski	11,294,070	2,152,935
Elliott F. Whitely	12,309,803	1,157,202
Roger M. Widmann	12,311,974	1,155,031
Albert E. Wolf	12,340,763	1,126,242

Item 6.    Exhibits and Reports on Form 8-K

a. Exhibits

3.1	Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001, and incorporated herein by reference.

3.2	By-laws of the Registrant, filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q dated November 12, 1999, and incorporated herein by this reference.

99.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

b. Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter or six months ended June 30, 2001.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC. (Registrant)

November 22, 2002	By:	/s/ THOMAS P. SMITH
Thomas P. Smith Vice President – Controller (On behalf of the Registrant and as Principal Accounting Officer)

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

LYDALL, INC.
Index to Exhibits

Exhibit Number

3.1	Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.

3.2	By-laws of the Registrant, filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q dated November 12, 1999 and incorporated herein by this reference.

99.7	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.8	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.