Form 10-Q/A
period 2001-09-30
LYDALL INC /DE/
filed 2002-11-22
CIK 60977

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

This amendment to the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2001 is being filed to revise the consolidated condensed financial statements, as set forth in Note 10 to the Notes to Consolidated Condensed Financial Statements, from those previously filed on November 14, 2001. In this amendment the disclosures have not been updated other than to reflect the adjustments specifically discussed in Note 10 to the Notes to Consolidated Condensed Financial Statements.

	Item 1.	Financial Statements

		Consolidated Condensed Balance Sheets	3

		Consolidated Condensed Statements of Net Income (Loss) and Comprehensive Income (Loss)	4-5

		Consolidated Condensed Statements of Cash Flows	6

		Notes to Consolidated Condensed Financial Statements	7-10

	Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	11-14

	Item 3.	Quantitative and Qualitative Disclosures about Market Risk	14

Part II.	Other Information

	Item 6.	Exhibits and Reports on Form 8-K	14-15

Signature			16

Certifications			17-18

Exhibit Index			19

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

LYDALL, INC.
CONSOLIDATED CONDENSED BALANCE SHEETS
(In Thousands)

	September 30, 2001	December 31, 2000
	(Restated See Note 10) (Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,622	$2,220
Accounts receivable, net	36,974	39,993
Inventories:
Finished goods	10,077	9,933
Work in process	6,197	5,820
Raw materials	8,192	6,272
LIFO reserve	(555)	(555)

Total inventories	23,911	21,470
Income taxes receivable	372	2,705
Prepaid expenses	2,250	1,632
Net investment in discontinued operations	1,547	14,285
Assets held for sale	1,654	6,200
Deferred tax assets	7,967	7,290

Total current assets	77,297	95,795
Property, plant and equipment, at cost	132,652	126,711
Accumulated depreciation	(59,375)	(52,291)

	73,277	74,420
Other assets, net	25,943	24,749

Total assets	$176,517	$194,964

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$8,710	$7,101
Accounts payable	13,149	19,154
Accrued taxes	2,627	844
Accrued payroll and other compensation	3,739	7,244
Liabilities related to assets held for sale	—	421
Other accrued liabilities	6,660	6,481

Total current liabilities	34,885	41,245
Long-term debt	7,377	24,927
Deferred tax liabilities	10,785	11,183
Other long-term liabilities	6,063	5,856
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2,201	2,196
Capital in excess of par value	40,858	40,335
Retained earnings	142,754	137,664
Accumulated other comprehensive loss	(6,764)	(6,800)

	179,049	173,395
Treasury stock, at cost	(61,642)	(61,642)

Total stockholders’ equity	117,407	111,753

Total liabilities and stockholders’ equity	$176,517	$194,964

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF NET INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(In Thousands Except Per-Share Data)

	Three Months Ended September 30,
	2001	2000
	(Restated See Note 10)
	(Unaudited)
Net sales	$53,478	$65,966
Cost of sales	39,087	48,654

Gross margin	14,391	17,312
Selling, product development and administrative expenses	11,168	11,956

Operating income	3,223	5,356
Other (income) expense:
Investment income	(66)	(5)
Interest expense	241	118
Foreign currency transaction (gains) losses, net	(26)	364
Loss on sale of operations	—	29,529
Other, net	90	(44)

	239	29,962

Income (loss) from continuing operations before income taxes	2,984	(24,606)
Income tax expense (benefit)	682	(8,639)

Income (loss) from continuing operations	2,302	(15,967)

Discontinued operations:
Income from operations of discontinued segments, net of tax expense of $74	—	241

Income from discontinued operations	—	241

Net income (loss)	$2,302	($15,726)

Basic earnings (loss) per common share:
Continuing operations	$.14	($1.01)
Discontinued operations	—	.02

Net income (loss)	$.14	($.99)

Diluted earnings (loss) per common share:
Continuing operations	$.14	($1.01)
Discontinued operations	—	.02

Net income (loss)	$.14	($.99)

Weighted average common shares outstanding	15,917	15,809
Weighted average common shares and equivalents outstanding	16,024	15,809

Net income (loss)	$2,302	($15,726)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	737	(2,118)
Change in fair value of derivative instrument	(140)	—

Other comprehensive income (loss), before tax	597	(2,118)
Income tax (expense) benefit related to items of other comprehensive income (loss)	(209)	736

Other comprehensive income (loss), net of tax	388	(1,382)

Comprehensive income (loss)	$2,690	($17,108)

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF NET INCOME (LOSS)
AND COMPREHENSIVE INCOME (LOSS)
(In Thousands Except Per-Share Data)

	Nine Months Ended September 30,
	2001	2000
	(Restated See Note 10)
	(Unaudited)
Net sales	$170,683	$203,964
Cost of sales	123,509	151,466

Gross margin	47,174	52,498
Selling, product development and administrative expenses	36,272	38,148
Impairment and restructuring charges	3,389	—

Operating income	7,513	14,350
Other (income) expense:
Investment income	(157)	(163)
Interest expense	817	957
Foreign currency transaction losses, net	172	369
Loss from sale of operations	—	23,464
Other, net	133	(251)

	965	24,376

Income (loss) from continuing operations before income taxes	6,548	(10,026)
Income tax expense (benefit)	1,834	(3,393)

Income (loss) from continuing operations	4,714	(6,633)

Discontinued operations:
(Loss) income from operations of discontinued segments, net of tax (benefit) expense of ($181) and $322, respectively	(308)	827
Gain on disposal of discontinued segments, net of tax expense of $400 and $44, respectively	684	71

Income from discontinued operations	376	898

Net income (loss)	$5,090	($5,735)

Basic earnings (loss) per common share:
Continuing operations	$.30	($.42)
Discontinued operations	.02	.06

Net income (loss)	$.32	($.36)
Diluted earnings (loss) per common share:
Continuing operations	$.29	($.42)
Discontinued operations	.02	.06

Net income (loss)	$.31	($.36)

Weighted average common shares outstanding	15,890	15,766
Weighted average common shares and equivalents outstanding	16,042	15,766

Net income (loss)	$5,090	($5,735)
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	28	(3,508)
Change in fair value of derivative instrument	(282)	—

Other comprehensive loss, before tax	(254)	(3,508)
Income tax benefit related to other comprehensive loss	89	1,218

Other comprehensive loss, net of tax	(165)	(2,290)

Cumulative effect of change in accounting principle, net of tax	201	—

Comprehensive income (loss)	$5,126	($8,025)

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30,
	2001	2000
	(Restated See Note 10)
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$5,090	($5,735)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	7,395	7,718
Amortization	1,161	1,168
Gain on disposal of discontinued segments	(1,289)	(71)
Loss on sale of operations	—	23,464
Gain on sale of investments	—	(136)
Impairment and restructuring charges	3,389	—
Loss on disposition of property, plant and equipment	—	373
Foreign currency transaction losses	172	369
Gain on receipt of common stock from demutualization of insurance companies	—	(393)
Changes in operating assets and liabilities:
Accounts receivable	4,099	(6,447)
Income taxes receivable	2,583	(4,490)
Inventories	(2,055)	(4,364)
Prepaid expenses and other assets	(1,911)	(1,581)
Accounts payable	(5,445)	4,698
Accrued taxes	685	(43)
Accrued payroll and other compensation	(4,306)	4,818
Deferred income taxes	(1,037)	1,509
Other long-term liabilities	169	(274)
Other accrued liabilities	(2,308)	(4,226)

Total adjustments	1,302	22,092

Net cash provided by operating activities	6,392	16,357

Cash flows from investing activities:
Proceeds from disposal of discontinued segments	14,321	1,819
Proceeds from sales of operations	956	12,037
Proceeds from sales of investments	—	529
Proceeds from post-closing net equity adjustment	1,357	—
Additions of property, plant and equipment	(7,954)	(15,855)

Net cash provided by (used for) investing activities	8,680	(1,470)

Cash flows from financing activities:
Long-term debt payments	(31,793)	(133,578)
Long-term debt proceeds	16,660	119,550
Issuance of common stock	528	828

Net cash used for financing activities	(14,605)	(13,200)

Effect of exchange rate changes on cash	(65)	421

Increase in cash and cash equivalents	402	2,108
Cash and cash equivalents at beginning of period	2,220	1,154

Cash and cash equivalents at end of period	$2,622	$3,262

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$676	$1,388
Income taxes	1,063	900

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.
The accompanying consolidated condensed financial statements include the accounts of Lydall, Inc. and its wholly owned subsidiaries (collectively, the “Company” or the “Registrant”). All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the consolidated condensed financial statements. Management believes that all adjustments, which include only normal recurring adjustments necessary to fairly present the consolidated condensed statements of financial position, results of operations and cash flows for the periods reported, have been included. The year-end consolidated condensed balance sheet was derived from the December 31, 2000 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

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

	Quarter Ended September 30, 2001			Quarter Ended September 30, 2000
	Income from Continuing Operations ($000’s)	Average Shares (000’s)	Per-Share Amount	Loss from Continuing Operations ($000’s)	Average Shares (000’s)	Per-Share Amount
	(Unaudited) (Restated See Note 10)			(Unaudited)
Basic earnings (loss) per share	$2,302	15,917	$.14	($15,967)	15,809	($1.01)
Effect of dilutive stock options	—	107	—	—	—	—

Diluted earnings (loss) per share	$2,302	16,024	$.14	($15,967)	15,809	($1.01)

	Net Income ($000’s)	Average Shares (000’s)	Per- Share Amount	Net Loss ($000’s)	Average Shares (000’s)	Per-Share Amount
Basic earnings (loss) per share	$2,302	15,917	$.14	($15,726)	15,809	($.99)
Effect of dilutive stock options	—	107	—	—	—	—

Diluted earnings (loss) per share	$2,302	16,024	$.14	($15,726)	15,809	($.99)

	Nine Months Ended September 30, 2001			Nine Months Ended September 30, 2000

	Income from Continuing Operations ($000’s)	Average Shares (000’s)	Per-Share Amount	Loss from Continuing Operations ($000’s)	Average Shares (000’s)	Per-Share Amount
	(Unaudited) (Restated See Note 10)			(Unaudited)
Basic earnings (loss) per share	$4,714	15,890	$.30	($6,633)	15,766	($.42)
Effect of dilutive stock options	—	152	(.01)	—	—	—

Diluted earnings (loss) per share	$4,714	16,042	$.29	($6,633)	15,766	($.42)

	Net Income ($000’s)	Average Shares (000’s)	Per-Share Amount	Net Loss ($000’s)	Average Shares (000’s)	Per-Share Amount
Basic earnings (loss) per share	$5,090	15,890	$.32	($5,735)	15,766	($.36)
Effect of dilutive stock options	—	152	(.01)	—	—	—

Diluted earnings (loss) per share	$5,090	16,042	$.31	($5,735)	15,766	($.36)

LYDALL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

3.
In January 2001, the Company’s Board of Directors adopted a plan to discontinue the operations of the Paperboard Segment, consisting principally of the Southern Products and Lydall & Foulds Divisions. Accordingly, the operating results of this segment have been segregated from continuing operations and reported as discontinued operations for all periods presented.

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

Paperboard Segment net assets to be disposed of consisting primarily of accounts receivable, inventory and property, plant and equipment of the Lydall & Foulds Division, with a total net realizable value of $1.5 million, have been classified in the Consolidated Condensed Balance Sheet at September 30, 2001 as “Net investment in discontinued operations.”

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

5.
Lydall’s reportable segments are: Thermal/Acoustical and Filtration/Separation. All other products and services are aggregated in Other Products and Services. Reconciling Items include Corporate Office operating expenses and intercompany eliminations. For a full description of each segment, refer to the “Notes to Consolidated Financial Statements” reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000. The table below presents net sales and operating income (loss) by segment for the quarter and nine months ended September 30, 2001 and 2000.

In thousands Quarter Ended	Thermal/ Acoustical	Filtration/ Separation	Other Products and Services	Reconciling Items	Consolidated Totals
September 30, 2001 (Restated See Note 10)
Net sales	$30,233	$15,850	$7,794	($399)	$53,478
Operating income	$3,826	$2,139	$784	($3,526)	$3,223

September 30, 2000
Net sales	$41,568	$16,739	$8,711	($1,052)	$65,966
Operating income	$4,521	$2,640	$776	($2,581)	$5,356

In thousands Nine Months Ended	Thermal/ Acoustical	Filtration/ Separation	Other Products and Services	Reconciling Items	Consolidated Totals
September 30, 2001 (Restated See Note 10)
Net sales	$95,683	$51,056	$25,593	($1,649)	$170,683
Operating income (loss)	$13,795	$5,367	$(874)	($10,775)	$7,513

September 30, 2000
Net sales	$126,707	$50,393	$29,940	($3,076)	$203,964
Operating income	$12,172	$7,819	$3,114	($8,755)	$14,350

The operating loss for Other Products and Services for the nine months ended September 30, 2001 includes pre-tax impairment and restructuring charges of $3.4 million related to the closing of the fiberboard operation.

LYDALL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

6.	During the quarter ended June 30, 2001, the Company received $1.4 million as a post-closing net equity adjustment related to its December 31, 1998 acquisition of Gerhardi.

7.
On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended by Statement of Financial Accounting Standards No. 137, “Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133, an amendment of FASB Statement No. 133” and Statement of Financial Accounting Standards No. 138, “Accounting for Certain Derivative Instruments and Certain Hedging Activities, an amendment of FASB Statement No. 133” (collectively referred to hereafter as “FAS 133”). In accordance with the transition provisions of FAS 133, the Company recorded a $.2 million, net-of-tax, cumulative-effect adjustment in other comprehensive income as of January 1, 2001 representing the fair value of an interest rate swap formally designated as a cash flow hedge.

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

8.
On October 19, 2001 the Company acquired for cash certain assets and assumed certain liabilities of Affinity Industries Inc. (“Affinity”), a privately held designer and manufacturer of high-precision specialty temperature-control equipment for industrial processes for demanding semiconductor, pharmaceutical, medical, laser, industrial and telecommunication applications. Under the terms of the asset purchase agreement and in consideration therefor, the Company paid $17.4 million to Affinity and assumed approximately $.5 million of certain liabilities, consisting primarily of trade payables. In addition, the agreement provides for an additional $2.0 million of consideration to be paid, a portion of which is contingent upon the occurrence of certain events. The purchase price is also subject to a post-closing net asset adjustment as defined in the agreement. In addition, the Company purchased for $2.3 million in cash, the land and building where Affinity is located, from Clear Lake Realty Corporation. The purchases will be accounted for in accordance with Statement of Financial Accounting Standards No. 141 and No. 142, which are described in Note 9.

The acquisitions were funded through borrowings on the Company’s existing credit facility. The operating results of Affinity will be included in the Company’s consolidated financial statements from the date of acquisition.

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

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long Lived Assets,” (“FAS 144”), effective for fiscal years beginning after December 15, 2001, establishes the reporting and accounting for the impairment or disposal of long-lived assets. Management believes that the adoption of this standard will have no material impact on the Company’s consolidated financial position, results of operations or cash flows.

10.
On November 6, 2002, Lydall executives became aware of possible accounting irregularities at the Company’s Columbus, Ohio automotive operation. An investigation was initiated immediately and identified that certain Columbus employees, acting in collusion, had circumvented the local internal control system by delaying accounting recognition of liabilities and related expenses and, accordingly, caused misstatements of previously reported financial results. As a result, the Company is amending its Quarterly Report on Form 10-Q for the quarter ended September 30, 2001, to restate its financial position, results of operations and cash flows as of and for the quarter and nine months ended September 30, 2001. The impact of

LYDALL, INC.
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

correcting these misstatements was to increase cost of sales by approximately $0.1 million and $0.7 million for the quarter and nine months ended September 30, 2001, respectively, and consequently, to reduce gross margin and operating income by approximately $0.1 million and $0.7 million for such periods.

The effect on the operating results for the quarter and nine months ended September 30, 2001, previously reported in the Company’s Quarterly Report on Form 10-Q filed on November 14, 2001, is as follows:

	Quarter Ended September 30, 2001		Nine Months Ended September 30, 2001
	As Previously Reported	Restated	As Previously Reported	Restated
In thousands except per-share data	(Unaudited)		(Unaudited)

Net sales	$53,478	$53,478	$170,683	$170,683

Cost of sales	39,008	39,087	122,813	123,509

Gross margin	14,470	14,391	47,870	47,174

Operating income	3,302	3,223	8,209	7,513

Income from continuing operations before income taxes	3,063	2,984	7,244	6,548

Income tax expense	710	682	2,078	1,834

Income from continuing operations	2,353	2,302	5,166	4,714

Net income	2,353	2,302	5,542	5,090

Basic earnings per share:
Continuing operations	$0.15	$0.14	$0.33	$0.30
Discontinued operations	—	—	0.02	0.02
Net income	0.15	0.14	0.35	0.32

Diluted earnings per share:
Continuing operations	$0.15	$0.14	$0.32	$0.29
Discontinued operations	—	—	0.02	0.02
Net income	0.15	0.14	0.34	0.31

The effect on the balance sheet as of September 30, 2001, previously reported in the Company’s Quarterly Report on Form 10-Q filed on November 14, 2001, is as follows:

	September 30, 2001
	As Previously Reported	Restated
In thousands	(Unaudited)
Total inventories	$23,900	$23,911
Deferred tax assets	7,723	7,967
Total current assets	77,042	77,297
Total assets	176,262	176,517
Accounts payable	12,442	13,149
Total current liabilities	34,178	34,885
Retained earnings	143,206	142,754
Shareholders’ equity	117,859	117,407

There is no impact on net cash provided by operating activities.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the Company’s restatement of certain 2001 amounts (see Note 10).

Results of Operations

Net Sales

The Company recorded net sales of $53.5 million in the third quarter of 2001 compared with $66.0 million for the same quarter of 2000, a decline of $12.5 million or 18.9 percent. Third quarter 2000 net sales included $11.0 million of sales from operations that were disposed of prior to the third quarter of 2001. After adjusting net sales for the disposed of operations, sales from the Company’s core operations decreased $1.5 million, 2.7 percent, from the same period last year.

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

Gross Margin

Gross margin for the third quarter of 2001 was 26.9 percent compared with 26.2 percent for the same quarter of 2000 and 27.6 percent and 25.7 percent for the nine months ended September 30, 2001 and 2000, respectively. For the quarter and nine months ended September 30, 2001, gross margin was positively impacted by the disposition of two German operations at the end of the third quarter of 2000, as those operations generated gross margins significantly below the Company’s average. This improvement was offset by lower than expected sales volume of the Company’s automotive thermal/acoustical products due to extended shutdowns at OEM factories and competitive market conditions in the Company’s air filtration business.

Selling, Product Development and Administrative Expenses

For the quarter and nine months ended September 30, 2001 selling, product development and administrative expense decreased to $11.2 million and $36.3 million from $12.0 million and $38.1 million from the same periods of 2000 due to management’s focus on reducing this expense and the disposition of the fiberboard operation.

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

Other Income/Expense

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

Income Taxes

The income tax rate for the third quarter of 2001 declined to 22.9 percent from 35.1 percent for the third quarter of 2000, primarily as a result of settling certain tax audits during the period.

Segment Results

Thermal/Acoustical

Thermal/Acoustical net sales decreased $11.3 million (27.3%) and $31.0 million (24.5%) for the third quarter and nine months ended September 30, 2001, respectively, compared to the same periods of 2000. Net sales for the third quarter and first nine months ended September 30, 2001 compared with the same periods in 2000 excluded $10.2 million and $35.3 million, respectively, of sales from divested operations. After adjusting net sales for the divested operations, sales decreased $1.1 million and increased $4.3 million for the third quarter and first nine months of 2001, respectively. The majority of the Thermal/Acoustical Segment consists of Lydall’s automotive heat shield and acoustical barrier business with the remainder comprised of high-temperature insulating products, specialty building materials, and cryogenic insulation. These latter markets slowed significantly in conjunction with the general economy. Lydall’s automotive business, which recorded significant growth year to date, was relatively flat quarter to quarter. The automotive group benefited from sales of new products introduced during the year despite lower overall demand, extended OEM plant shutdowns, and a general malaise by consumers following the terrorist attacks.

Thermal/Acoustical operating income for the third quarter decreased $.7 million (15.4%) compared with the same quarter of 2000. Operating income for the first nine months of 2001 increased $1.6 million (13.3%) over the same period of 2000. Operating margin improved from 10.9 percent and 9.6 percent for the quarter and nine-month period ended September 30, 2000 to 12.7 percent and 14.4 percent for the same periods of 2001. Operating income in the third quarter 2001 was down due to lower demand for industrial thermal products and lower than anticipated automotive sales partially offset by increased profitability from the German operation. Operating income growth for the nine months ended September 30, 2001 was driven by the German dispositions and growth in the automotive business offset by the downturn in industrial thermal products.

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

Filtration/Separation operating income decreased $.5 million (19.0%) for the third quarter of 2001 and $2.5 million (31.4%) for the nine-month period ended September 30, 2001 compared to the same periods of 2000. Third quarter operating income was down primarily because of market conditions affecting the Company’s air filtration business. The nine months ended September 30, 2001 was also affected by inventory write-offs related to medical products not expected to be sold prior to FDA expiration dates and manufacturing cost overruns associated with bio-processing products. These cost overruns were resolved in the third quarter.

Other Products and Services

Other Products and Services net sales decreased $.9 million (10.5%) and $4.3 million (14.5%) for the quarter and nine month periods ended September 30, 2001, respectively, compared with the same periods in 2000. The fiberboard business, closed on April 2, 2001, generated net sales of $.8 million in the third quarter of 2000, accounting for a majority of the quarter-to-quarter decrease. The closed fiberboard and sold gasket businesses, combined, represented $2.9 million of the nine-month decline. The remaining decrease for the nine-month period was due to lower demand for the Company’s specialty substrates. The lower demand for specialty substrates, primarily caused by a slow down in the economy, was offset by modest growth in logistics revenues.

Other Products and Services operating income was flat quarter to quarter and declined $.6 million (19.2%) for the nine months ended September 30, 2001, after adjusting for pre-tax impairment and restructuring charges of $3.4 million, for the nine month-period ended September 30, 2001, related to the closing of the fiberboard operation. The year to date decrease was primarily due to lower sales volume of specialty substrates and the closing of the fiberboard operation.

Other Events/Outlook

Lydall Transport, in partnership with the Virginia Port Authority and its operating company, Virginia International Terminals, Inc., announced the opening of a world-class paper distribution facility at The Port of Virginia’s Newport News Marine Terminal. The new facility will be operated as the Lydall Paper Distribution Center under the management of Lydall and will offer Port customers the advantages of a fully dedicated, on-terminal paper distribution warehouse operation. The new, 100,000-square-foot facility is expected to be fully operational by December 2001.

On October 19, 2001, Lydall purchased substantially all of the assets and assumed certain liabilities of Affinity Industries Inc., a privately held company, for $21.7 million in cash, a portion of which is contingent on the occurrence of certain events. Affinity, located in Ossipee, New Hampshire, is a premier designer and manufacturer of high-precision specialty temperature-control equipment for industrial processes for demanding semiconductor, pharmaceutical, medical, laser, industrial and telecommunication applications and complements Lydall’s existing industrial thermal businesses. Results of the Ossipee Operation will be reported as part of the Thermal/Acoustical segment.

The acquisition of Affinity represents the first step in Lydall’s strategy to broaden its industrial thermal focus in value segments of high growth markets. The Affinity product line extends Lydall’s technology base while establishing a key position in some very dynamic and developing markets. Sales of approximately $18 million are forecast for 2002 and the acquisition is expected to be accretive to 2002 earnings beginning in the first quarter.

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

Liquidity and Capital Resources

At September 30, 2001, cash and cash equivalents were $2.6 million compared with $2.2 million at December 31, 2000. Working capital at September 30, 2001 was $42.4 million compared with $54.6 million at December 31, 2000. The reduction in working capital is mainly due to the sale of the Southern Products Division of the Paperboard Segment during the first quarter of 2001 and the sale and write-down of certain assets of the fiberboard operation during the first half of 2001.

Capital expenditures were $8.0 million for the nine months ended September 30, 2001 compared with $15.9 million for the same period in 2000 when the Company was in the process of completing several major capital projects.

As of September 30, 2001, the Company had unused borrowing capacity of approximately $52.1 million under various credit facilities. In October, unused borrowing capacity was reduced by $15.0 million to fund the acquisition of Affinity Industries Inc. Management believes that the Company’s cash and cash equivalents, operating cash flow, and remaining unused borrowing capacity are sufficient to meet current and anticipated requirements for the foreseeable future.

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

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“FAS 144”), effective for fiscal years beginning after December 15, 2001, establishes the reporting and accounting for the impairment or disposal of long-lived assets. Management believes that the adoption of this standard will not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Forward-Looking Information

In the interest of more meaningful disclosure, Lydall and its management make statements regarding the future outlook of the Company that constitute “forward-looking statements” under the securities laws. These forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company, based on assumptions and estimates currently believed to be valid. Forward-looking statements are included under the “Other Events/Outlook” section of Item 2 and elsewhere within this report and are generally identified through the use of language such as “believe,” “expect,” “estimate,” “anticipate” and other words of similar meaning in connection with discussion of future operating or financial performance.

All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Some of the factors that might cause such a difference include risks and uncertainties that are detailed in Note 14 and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in market risks from those disclosed in Item 7A of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K for the year ended December 31, 2000.

PART II.  OTHER INFORMATION
Item 6.   Exhibits and Reports on Form 8-K

a.	Exhibits

	3.1	Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001, and incorporated herein by reference.

	3.2	By-laws of the Registrant, filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q dated November 12, 1999, and incorporated herein by this reference.

	99.9	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

	99.10	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

b.	Reports on Form 8-K

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
Walter A. Ruschmeyer Executive Vice President-Finance and Administration, Chief Financial Officer

LYDALL, INC.
Index to Exhibits

Exhibit Number

3.1	Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.

3.2	By-laws of the Registrant, filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q dated November 12, 1999 and incorporated herein by this reference.

99.9	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.10	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.