Form 10-K/A
period 2001-12-31
LYDALL INC /DE/
filed 2002-11-22
CIK 60977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K/A

Amendment Number 1

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE  SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2001

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

Registrant’s telephone number, including area code: (860) 646-1233

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

On March 11, 2002, the aggregate market value of the Registrant’s voting stock held by nonaffiliates was $207,863,310.

On November 14, 2002, there were 16,016,930 shares of Common Stock outstanding, exclusive of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement distributed in connection with the Registrant’s Annual Meeting of Stockholders held on May 8, 2002.

The exhibit index is located on pages 14-16.

INDEX TO ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2001

This amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 is being filed to revise the consolidated financial statements, as set forth in Note 15 to the Notes to Consolidated Financial Statements, from those previously filed on March 25, 2002. In this amendment the disclosures have not been updated other than to reflect the adjustments specifically discussed in Note 15 to the Notes to Consolidated Financial Statements.

The information called for by Items 10, 11, 12, and 13, to the extent not included in this document, is incorporated herein by reference to such information included under the captions “Election of Directors,” “Common Stock Ownership of Management,” “Directors’ Compensation,” and “Executive Compensation,” in the Company’s definitive Proxy Statement distributed in connection with the 2002 Annual Meeting of Stockholders.

PART IV
Item 14.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	14
	Signatures	17
	Certifications	18-19

PART I

Item 1.     BUSINESS

Lydall, Inc. and its subsidiaries are hereafter collectively referred to as “Lydall,” the “Company,” or the “Registrant.” Lydall is a manufacturer of engineered products for demanding specialty applications.

The Company develops and manufactures engineered specialty papers, automotive heat shields, thermal and acoustical barriers, and certain medical filtration and bioprocessing components, and designs and manufactures high-precision specialty temperature-control units for industrial processes. The majority of the Company’s products are sold to original equipment manufacturers and tier-one suppliers.

The Company serves a number of market niches. Lydall’s products are primarily sold directly to the customer through an internal sales force and distributed by common carrier or the Company’s distribution operation. Within each market niche there are typically several competitors. The Company competes through high-quality, specialty engineered products and superior customer service. Lydall has a number of domestic and foreign competitors for its products, most of whom are either privately owned or divisions of large companies, making it difficult to determine the Company’s share of the markets served.

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

Segments

Lydall’s two reportable segments are Thermal/Acoustical and Filtration/Separation. All other businesses are aggregated in Other Products and Services.

Thermal/Acoustical

Lydall’s thermal and acoustical barriers, heat shields, temperature-control units, and insulating products protect, control, and insulate within temperature environments ranging from -459°F (-237°C) to +3000°F (+1649°C).

LyTherm® and ManninGlas® products are employed as linings for ovens, kilns and furnaces, in glass and metal manufacturing, and in consumer appliances, as well as heating, ventilation, and air-conditioning systems.

Lydall’s automotive heat shields and thermal and acoustical barriers, including AMS™, dBLyte®, ZeroClearance®, and Lytherm® products, are comprised of organic and inorganic fiber composites, fiber-and-metal combinations, and all-metal components that are used in cars, trucks, sport-utility vehicles, and vans. The Company holds patents on many of these products, which are employed both inside and outside of vehicle passenger and engine compartments and around such components as exhaust systems, fuel tanks, heat and air-conditioning ducts, batteries, and electronic components.

At the very coldest temperatures (approaching absolute zero), CryoTherm® cryogenic materials, composed of 100-percent inorganic fibers, are used for super-insulating applications. These applications include tanker trucks that transport liquid gases, stationary and portable cryogenic storage vessels, gas tanks for vehicles fueled by liquid natural gas, and supercolliders.

In October 2001, Lydall acquired substantially all the assets of Affinity Industries Inc. (“Affinity”). Located in Ossipee, New Hampshire, the operation designs and manufactures high-precision, specialty engineered temperature-control equipment for demanding semiconductor, pharmaceutical, medical, laser and industrial applications. The active thermal control systems of Affinity complement Lydall’s existing passive thermal solutions and significantly broaden the Company’s market presence.

Thermal/Acoustical Segment sales, before elimination of intersegment sales, represented 56 percent of the Company’s net sales in 2001, 61 percent in 2000 and 62 percent in 1999.

Filtration/Separation

The Filtration/Separation Segment includes industrial and consumer air- and liquid-filtration products, vital fluids management systems for medical and biopharmaceutical applications, separation media, and energy-related materials.

LydAir® high-efficiency air-filtration media range in filtering efficiencies from 45 percent ASHRAE through all HEPA grades to the highest ULPA, and filter particles as small as 0.1-micron. Uses for these products include industrial and commercial heating, ventilating and air-conditioning systems, clean-room applications, and consumer air-purifying units.

Lydall also produces liquid-filtration media, sold under the LyPore® and ActiPure® trademarks, used for industrial and residential water purification, in high-efficiency hydraulic oil and lubrication filters for off-road vehicles, trucks, and heavy equipment, and in food and beverage processing.

Energy related products include LyFlex® flexible, microporous, carbon nonwoven media used as a gas diffusion layer component in PEM (proton exchange membrane) fuel cell stacks.

The Company’s vital fluids management systems are sold by its wholly owned subsidiary, Charter Medical, Ltd. (“Charter Medical”). Charter Medical designs and manufactures specialty blood and cell therapy products and Bio-Pak™ sterile containers for use in biopharmaceutical processing. In addition, its medical filter components are employed in blood filtration devices such as cardiotomy reservoirs and autotransfusion filters.

Sales from the Filtration/Separation Segment, before elimination of intersegment sales, represented 30 percent of the Company’s net sales in 2001 compared with 26 percent in 2000 and 21 percent in 1999.

Other Products and Services

The largest component of Other Products and Services is Lydall’s transport and distribution business. That business specializes in time-sensitive shipments and has an in-depth understanding of the special nature and requirements of the paper and printing industries. Other Products and Services also include electrical insulation, assorted specialty products, and battery separator materials sold in Europe.

Other Products and Services sales, before elimination of intersegment sales, were 15 percent of the Company’s net sales in 2001 compared with 15 percent in 2000 and 18 percent in 1999.

Paperboard

In February 2001, the Company discontinued this Segment, which consisted primarily of the Southern Products and Lydall & Foulds Divisions. On February 1, 2001, Lydall announced that the Lydall & Foulds Division would cease operations, and on February 5, 2001, the Southern Products Division was sold.

The results of the Paperboard Segment have been excluded from continuing operations for all years presented. See Note 4 in “Notes to Consolidated Financial Statements.”

General Business Information

Lydall holds a number of patents, trademarks, and licenses. While no single patent, trademark or license is critical to the success of Lydall, together these intangible assets are of considerable value to the Company.

The Company’s business is generally not seasonal. Lydall maintains levels of inventory and grants credit terms that are normal within the industries it serves. The Company uses a wide range of raw materials in the manufacturing of its products. The majority of raw materials used by Lydall are available from a variety of suppliers who can be substituted if necessary.

Sales to the automotive market represented 47 percent of Lydall’s net sales in 2001 compared with 51 percent and 53 percent in 2000 and 1999, respectively. Lydall primarily sells to original equipment manufacturers and tier-one suppliers. Its products are used in a variety of models and applications. Sales to Ford Motor Co. and DaimlerChrysler AG were $34.3 million and $22.7 million, or 15 percent and 10 percent of Lydall’s net sales in 2001, respectively. No other single customer accounted for more than 10 percent of the Company’s net sales in 2001.

Lydall invested $6.9 million in 2001, $8.3 million in 2000, and $7.6 million in 1999, to develop new products and to improve existing products. Most of Lydall’s investment in research and development is application specific; very little is pure research. There were no significant customer-sponsored research and development activities during the past three years.

Lydall’s backlog was $21.1 million at December 31, 2001, $26.3 million at December 31, 2000, and $48.5 million at December 31, 1999. Backlog at February 28, 2002 was $22.8 million. The decrease in backlog from December 31, 2000 to December 31, 2001 is primarily the result of a change in the methodology used to calculate backlog. The sale of two of Gerhardi’s operations in the third quarter of 2000 caused the majority of the fluctuation in backlog from 1999 to 2000. There are minimal seasonal aspects to Lydall’s backlog.

No material portion of Lydall’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any governmental body.

Lydall believes that its plants and equipment are in substantial compliance with applicable federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Additional measures to maintain compliance with presently enacted laws and regulations are not expected to have a substantially adverse effect on the capital expenditures, earnings, or competitive position of the Company. For information relating to certain environmental proceedings involving the Company, please refer to Note 12 in “Notes to Consolidated Financial Statements.”

As of December 31, 2001, Lydall employed 1,193 people. Domestically, five unions under contracts expiring at various points through March 2005 represented approximately 65 of the Company’s employees. Lydall considers its employee relationships to be satisfactory and did not have any actual or threatened work stoppages due to union-related activities in 2001. All employees at the Company’s facility in France are covered under a National Collective Bargaining Agreement. Certain salaried and all hourly employees at the German operation are also covered under a National Collective Bargaining Agreement.

Foreign and export sales were 30 percent of the Company’s net sales in 2001, 37 percent in 2000 and 42 percent in 1999. Export sales are concentrated primarily in Europe, Asia, Mexico, and Canada and were $25.6 million, $27.7 million, and $25.4 million in 2001, 2000, and 1999, respectively. Foreign sales were $40.7 million, $67.8 million, and $89.1 million for the years ended December 31, 2001, 2000, and 1999, respectively. Foreign operations generated after-tax income (losses) of $1.8 million, ($19.8 million) (including the loss from disposition of two unprofitable German operations of $19.3 million), and ($1.2 million) for the years ended December 31, 2001, 2000 and 1999, respectively. Total foreign assets were $32.3 million at December 31, 2001 compared with $36.2 million at December 31, 2000 and $65.0 million at December 31, 1999.

There are no anticipated operating risks related to foreign investment law, expropriation, inflation effects or availability of material, labor and energy. The Company’s foreign and domestic operations limit foreign currency exchange transaction risk by completing transactions in their functional currencies whenever possible or through the use of foreign currency forward exchange contracts when deemed appropriate.

Item 2.     PROPERTIES

The principal properties of the Company are situated at the following locations and have the following characteristics:

			Approximate Area
	Location	General Description	Land (Acres)	Buildings (Sq.Feet)
1	Rochester, New Hampshire	Specialty Papers Manufacturing	18.0	158,000
2	Green Island, New York	Specialty Papers Manufacturing	5.4	275,000
3	Saint-Rivalain, France	Specialty Papers Manufacturing	14.3	156,000
4	Hamptonville, North Carolina	Thermal/Acoustical Products Fabricating and Manufacturing	35.0	122,000
5	Columbus, Ohio	Thermal/Acoustical Products Fabricating	9.0	80,000
6	St. Johnsbury, Vermont	Thermal/Acoustical Products Fabricating	17.0	86,000
7	Meinerzhagen, Germany	Thermal/Acoustical Products Fabricating	3.8	86,000
8	Lakewood, New Jersey	Biomedical Products Fabricating	3.5	20,000
9	Winston-Salem, North Carolina	Biomedical Products Fabricating and Manufacturing	2.6	71,000
10	Covington, Tennessee	Idle Facility	26.0	155,000
11	Manchester, Connecticut	Idle Facility	11.6	70,000
12	Manchester, Connecticut	Idle Facility	9.1	120,000
13	Manchester, Connecticut	Corporate Office	4.5	20,000
14	Ossipee, New Hampshire	Thermal Control Unit Fabricating	15.0	68,000
15	Newport News, Virginia	Warehouse and Office Facility	7.2	100,000

Properties numbered 5, 6, 8, 9 and 15 are leased; all others are owned. For information regarding lease obligations, see Note 12 in “Notes to Consolidated Financial Statements.” Lydall considers its properties to be suitable and adequate for its present needs. The properties are being fully utilized, except for numbers 11 and 12, which were used by the Lydall & Foulds Division of the discontinued Paperboard Segment and number 10, which was used by the now closed Covington operation. In addition to the properties listed above, the Company has several additional leases for sales offices and warehouses in the United States, Europe, Japan and Singapore.

Item 3.     LEGAL PROCEEDINGS

No significant legal proceedings were settled in the fourth quarter of 2001. See Note 12 in “Notes to Consolidated Financial Statements” for additional information on legal proceedings.

Item 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2001.

Item 4a.     EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Lydall, Inc., together with the offices presently held by them, their business experience since January 1, 1997, and their ages as of March 11, 2002, the record date of the Company’s 2002 Annual Meeting, are as follows:

Name	Age	Title	Other Business Experience Since 1997

Christopher R. Skomorowski	48	President and Chief Executive Officer (since 1998), Director (1998–Present)	Division President of Lydall Westex

Walter A. Ruschmeyer	51	Executive Vice President—Finance and Administration, and Chief Financial Officer (since March 2000)	Interim Vice President of Finance and Treasurer, Lydall, Inc., Partner in Bushavior, Controller of Carrier Corporation

Raymond S. Grupinski, Jr.	40	Group President—Lydall Thermal/Acoustical (since August 2000)	Division President of Lydall Westex, Director of Operations of Lydall Westex, General Manager of Lydall Westex Columbus Operation

Kevin G. Lynch	49	Group President—Lydall Filtration/Separation Group (since August 2000)	Division President of Lydall Manning, Vice President of Sales and Marketing of Lydall Technical Papers

Thomas P. Smith	44	Vice President—Controller (since May 2000)	Assistant Controller of Carrier Corporation

Carole F. Butenas	59	Vice President—Investor Relations (since 1991)	N/A

Mary A. Tremblay	41	General Counsel and Secretary (since 1991)	N/A

PART II

Item  5.     MARKET FOR REGISTRANT’S COMMON EQUITY
                  AND RELATED STOCKHOLDER MATTERS

Price Range of Common Stock and Dividend History

The Company’s Common Stock is traded on the New York Stock Exchange under the symbol LDL. Shares totaling 6,131,300 and 7,514,500 were traded during 2001 and 2000, respectively. The table below shows the range of reported sale prices on the New York Stock Exchange Composite Tape for the Company’s Common Stock for the periods indicated. As of March 11, 2002, the record date of the Company’s 2002 Annual Meeting, 1,597 stockholders of record held 15,986,181 shares of Lydall’s Common Stock, $.10 par value. As of the record date, there were no shares outstanding of the Company’s Preferred Stock, $1.00 par value.

	High	Low	Close
2001
First Quarter	$11.49	$8.69	$10.40
Second Quarter	14.80	9.45	12.00
Third Quarter	13.50	6.06	6.60
Fourth Quarter	10.34	6.05	10.00
2000
First Quarter	$8.94	$6.31	$8.75
Second Quarter	11.25	7.81	10.63
Third Quarter	13.00	10.31	11.44
Fourth Quarter	12.06	8.06	8.69

During 2001, the Company did not pay a cash dividend on its Common Stock and does not anticipate doing so in the foreseeable future. Cash will be reinvested in core businesses.

Item 6.     SELECTED FINANCIAL DATA

Five-Year Statistical Review

In thousands except per-share amounts	2001 (Restated See Note 15)	2000	1999	1998	1997
Financial results from continuing operations
Net sales	$223,559	$261,118	$274,984	$183,236	193,520
Income (loss) from continuing operations	7,069	(3,616)	11,089	7,233	18,841

Common stock per-share data
Diluted income (loss) from continuing operations	$.44	($.23)	$.70	$.45	$1.09
Diluted net income (loss)	.43	(.15)	.68	.26	1.27

Financial position
Total assets	$187,517	$194,964	$220,236	$226,848	$160,124
Working capital (deficit)	36,307	54,550	64,630	(9,090)	39,203
Long-term debt, net of current maturities	18,210	24,927	38,334	—	2,100
Total stockholders’ equity	118,583	111,753	115,236	109,225	113,030

Property, plant, and equipment
Net property, plant, and equipment	$77,789	$74,420	$80,556	$107,836	$68,860
Capital expenditures	11,948	19,767	16,773	17,657	17,104
Depreciation	9,874	9,925	11,946	8,844	7,993

Performance and other ratios
Gross margin	28.01%	26.29%	24.87%	31.55%	34.87%
Operating margin	5.19%	7.27%	6.45%	6.15%	14.37%
Current ratio	2.02	2.32	2.28	.91	2.39
Debt to total capitalization	18.9%	22.3%	28.2%	33.4%	4.3%

The results of operations of the discontinued Paperboard and Wovens Segments have been excluded from the Selected Financial Data Table for all applicable periods. The Paperboard and Wovens Segments’ balance sheet items have been excluded from calculations of the “Performance and other ratios” section for all periods presented, except for the current ratio for years 1997-2001.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the Company’s restatement of certain 2001 amounts (see Note 15).

CONSOLIDATED RESULTS OF OPERATIONS

Net sales

For the year ended December 31, 2001, Lydall recorded net sales of $223.6 million compared to $261.1 million for the year ended December 31, 2000, a decrease of $37.6 million, or 14.4 percent. The decrease in net sales was primarily the result of the divestment of two German operations at the end of the third quarter of 2000. Those operations contributed $34.3 million in sales for 2000. After adjusting net sales for this divestment, as well as the divestments of a gasket business during the first quarter of 2000 and a fiberboard operation at the end of the first quarter of 2001, and the acquisition of Affinity in the fourth quarter of 2001, net sales for 2001 and 2000 were $220.3 million and $220.2 million, respectively. As adjusted, net sales for the Thermal/Acoustical Segment for 2001 improved over 2000 primarily due to increased automotive sales. This increase was offset by a decline in net sales from the Filtration/Separation Segment and Other Products and Services due to lower demand for air-filtration products and the slowing economy, which reduced sales of the Company’s industrial substrate products.

In 2000, the Company generated $261.1 million in net sales compared with $275.0 million for the year ended December 31, 1999. The divestments of a gasket business and two German operations during the year eliminated sales of $10.1 million and $18.1 million, respectively. In addition, the unfavorable impact of foreign currency translation reduced sales by $12.3 million in 2000. Growth within the Company’s core businesses of $26.6 million partially offset the decrease in net sales. Sales of high-efficiency air-filtration media strengthened, sales to the automotive thermal/acoustical market were bolstered by new-product launches, and Lydall Transport, Ltd. increased sales.

Gross margin

Lydall recorded gross margin for the year ended December 31, 2001 of 28.0 percent compared with 26.3 percent for the year ended December 31, 2000. The Company improved its gross margin despite lower sales volumes primarily due to the sale of the unprofitable German operations at the end of the third quarter of 2000 and the achievement of operational efficiencies, particularly within the Thermal/Acoustical Segment.

Gross margin for the year ended December 31, 2000 was 26.3 percent compared with 24.9 percent for the year ended December 31, 1999. Gross margin in 2000 improved from 1999 due to the sale of two unprofitable German operations at the end of the third quarter of 2000.

Selling, product development and administrative expenses

Selling, product development and administrative expenses were $47.6 million for 2001 compared with $49.7 million for 2000 due to the disposition of several operations and the Company’s continued focus on controlling these costs. For the fourth quarter of 2001, selling, product development and administrative expenses, exclusive of the incremental expenses from the acquisition of Affinity, totaled $10.9 million, down from both $11.2 million in the third quarter of 2001 and $11.5 million in the fourth quarter of 2000.

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

Income taxes

The effective rate for the year ended December 31, 2001, excluding the tax impact of discontinued operations, was 29.9 percent compared to a benefit of 39.5 percent for 2000. The effective tax rate for 2001 was impacted favorably by the settlement of a tax audit during the year. For 2002, the Company expects its effective tax rate to be approximately 35 percent.

The effective tax rate for the year ended December 31, 2000 was a benefit of 39.5 percent compared with a provision of 31.8 percent in 1999. The 2000 tax rate reflected a tax benefit on the consolidated loss for the year and additional benefits derived from exempt Foreign Sales Corporation income and state income tax credits.

SEGMENT RESULTS

Thermal/Acoustical

Net sales for the Thermal/Acoustical Segment for 2001 were $125.7 million compared with $158.5 million for 2000, a decrease of $32.7 million, or 20.7 percent. Operating income increased by $1.7 million, or 9.9 percent, from 2000. The decrease in net sales was primarily the result of the divestment of two unprofitable German operations at the end of the third quarter of 2000. Those operations contributed $34.3 million in sales for 2000. In addition, the divestments of the fiberboard operation and the gasket business negatively impacted net sales year over year. Offsetting these declines was the acquisition of Affinity during the fourth quarter of 2001. Adjusted for acquisitions and dispositions, net sales were $123.7 million for 2001 compared with $122.6 million for 2000, an increase of 1 percent.

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

Sales of vital fluids management systems were flat for the year 2001 compared with 2000 primarily due to bioprocessing order deferrals in the fourth quarter of 2001. For the full year, sales of Bio-PakTM containers doubled year 2000 levels and are expected to enjoy significant additional growth in 2002. Operating income suffered primarily due to write-offs of blood management products during the second quarter of 2001.

Filtration/Separation Segment net sales were $67.9 million for the year ended December 31, 2000. This compares with net sales of $59.0 million for 1999, an increase of $8.9 million, or 15.1 percent. Operating income for the year ended December 31, 2000 totaled $10.2 million compared with $8.5 million in 1999, an increase of $1.7 million, or 20.6 percent. This Segment benefited from increased sales of high-efficiency air-filtration media in Asian and domestic markets and increased sales volume in the consumer products market. Strong sales of synthetic filtration media also contributed to the increase. Biomedical and pharmaceutical processing products achieved record sales for the year, as additional customers qualified the Company’s Bio-Pak™ bioprocessing containers and the Company’s blood and cell therapy products continued to gain market share.

Other Products and Services

Net sales were $33.3 million for 2001, a decrease of $5.5 million, or 14.3 percent, from 2000. Operating income decreased $4.3 million to a loss of $.4 million over the same period. Net sales declined primarily due to the divestment of the fiberboard operation in the first half of 2001. The decline in operating income primarily related to the impairment and restructuring charge of $3.4 million recorded in connection with the divestment of the fiberboard operation. See Note 5 in “Notes to Consolidated Financial Statements.” In addition, the Company incurred additional costs in the fourth quarter of 2001 related to start-up activities at its Paper Distribution Center located in Newport News, Virginia.

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

The results of the Paperboard Segment have been excluded from continuing operations for all years presented. See Note 4 in “Notes to Consolidated Financial Statements.”

Liquidity and Capital Resources

The Company ended the year with $1.0 million in cash and cash equivalents compared with $2.2 million as of December 31, 2000. In addition, as of December 31, 2001, Lydall had $27.7 million outstanding under its various credit facilities representing a decrease of $4.3 million, or 13.6 percent, from the prior year.

Operating cash flow (earnings before interest, taxes, depreciation and amortization, and non-recurring transactions) of $25.9 million and proceeds from the sale of discontinued operations of $14.3 million funded the Company’s capital investments of $12.0 million, the acquisition of the assets of Affinity for approximately $20.0 million, and assisted in reducing the overall outstanding debt.

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

Management expects to finance capital expenditures and working capital needs from cash provided by operating activities in 2002. Acquisitions, if completed, would be financed under the credit facility described under “Credit Arrangements” below, or other forms of financing, as deemed appropriate.

Currently, the Company has no plans to repurchase its Common Stock except to offset shares granted under Lydall’s stock option award program, as deemed appropriate.

Credit Arrangements

Lydall, Inc. and certain subsidiaries entered into a credit facility on July 14, 1999 with a group of five banking institutions. At December 31, 2001, the facility was comprised of a $50 million domestic revolving credit facility, of which $12.0 million was outstanding, and a Euro-denominated term loan with an outstanding balance of $9.9 million, which is an obligation of Lydall’s German subsidiary. The interest rate on the revolving credit facility is based on various money-market rates selected by the Company at the time of borrowing. The credit facility carries an annual facility fee, as well as a commitment fee on the unused portion of the facility. The Company is required to maintain certain financial ratios and other financial conditions as part of the credit facility. The facility also prohibits the Company from incurring certain indebtedness, restricts asset sales and capital expenditures, and limits certain investments and dividends to the extent such activity reduces financial ratios below agreed upon levels.

The credit facility is maturing on July 14, 2002. As a result, the Company has initiated discussions with the bank group regarding the $50 million domestic revolving credit facility as it is the Company’s intention to renew this facility for another three-year period under terms and conditions similar to those currently in place. Based on the discussions to date and current market conditions, Lydall expects to complete the renewal prior to July 14, 2002. Accordingly, the Company has classified the $12.0 million outstanding under the $50 million revolving credit facility as a long-term obligation in the Consolidated Balance Sheet at December 31, 2001.

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

Capital Structure

At the end of 2001, total indebtedness was $27.7 million, or 18.9 percent, of Lydall’s total capital structure. Cash flows from operating activities, in conjunction with substantial debt financing sources, are available to complete strategic acquisitions in Lydall’s core business markets. The Company continually explores its core markets for suitable acquisitions. Given appropriate acquisition opportunities, the Company would consider increasing its debt to total capitalization percentage above current levels.

Other Key Financial Items

Cash and cash equivalents. Cash and cash equivalents decreased to $1.0 million as of December 31, 2001 compared with $2.2 million as of December 31, 2000.

Receivables. Receivables, net of the allowance for doubtful receivables, were $35.5 million at the end of 2001 compared with $40.0 million at the end of 2000.

Inventories. Inventories were $27.9 million at December 31, 2001, net of a LIFO reserve of $.5 million, compared with $21.5 million, net of a $.6 million LIFO reserve at December 31, 2000.

Working capital. Working capital decreased to $36.3 million at December 31, 2001 compared with $54.6 million at December 31, 2000. The ratio of current assets to current liabilities in 2001 decreased to 2.02 from 2.32 in 2000. The decrease is primarily related to the sale, during 2001, of the Southern Products Division of the discontinued Paperboard Segment, the net assets of which were classified as current assets at December 31, 2000.

Capital asset expenditures. Capital asset expenditures were $12.0 million in 2001, $19.8 million in 2000 and $16.8 million in 1999. The Company’s capital budget for 2002 is approximately $14.0 million, which is expected to be financed from cash flows from operations.

Debt to total capitalization. Debt to total capitalization decreased to 18.9 percent in 2001 compared with 22.3 percent in 2000 as Lydall reduced its outstanding debt.

Stockholders’ equity. Stockholders’ equity increased to $118.6 million at December 31, 2001 from $111.8 million at December 31, 2000. On a per-share basis, Stockholders’ equity increased to $7.42 at December 31, 2001 from $7.04 at December 31, 2000.

Dividend policy. The Company does not pay a cash dividend on its Common Stock and does not anticipate doing so in the foreseeable future. Cash will be reinvested into core businesses.

Recently issued accounting standards. See Note 1 in “Notes to Consolidated Financial Statements.”

Item 7a.     QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

Lydall is exposed to market risk related to changes in foreign currency exchange rates and interest rates.

Foreign Currency Risk

Lydall has sales and manufacturing activities in foreign countries. As a result, financial results could be affected by factors such as changes in foreign currency exchange rates or weak economic conditions in the foreign markets where the Company distributes its products. The Company’s primary currency exposure is to the Euro and, to a lesser degree, the Japanese Yen.

Lydall’s foreign and domestic operations limit foreign currency exchange transaction risk by completing transactions primarily in their functional currencies whenever possible. In addition, Lydall periodically enters into foreign currency forward exchange contracts to mitigate exposure to foreign currency volatility. The Company had no material foreign currency forward exchange contracts during 2001 and 2000. Lydall utilizes bank loans and other debt instruments throughout its operations. To mitigate foreign currency risk, such debt is denominated primarily in the functional currency of the operation maintaining the debt.

Interest Rate Risk

The Company’s interest rate exposure is most sensitive to fluctuations in United States and European interest rates, which primarily impact interest paid on its debt. At December 31, 2001, the Company had $13.7 million outstanding on various lines of credit with variable interest rates. The weighted average interest rate paid on this debt was 4.2 percent in 2001 and 6.5 percent in 2000. A 10 percent change in the weighted average interest rate on the Company’s variable rate debt would be immaterial to the Company’s financial position, results of operations or cash flows.

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

Forward-Looking Statements

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E. Without limiting the generality of the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and other similar expressions are intended to identify forward-looking statements. Investors should be aware that such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on assumptions believed to be valid at the time. Thus, such expectations are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements. In addition to general economic conditions and market trends, some of the important factors which could cause actual results to differ materially from those projected include, but are not limited to, the following:

A Major Downturn of the United States and European Automotive Markets. Although Lydall’s automotive sales are not solely contingent on the strength of the automotive market, a significant downturn of the United States or European automotive industries could have a substantial impact on Lydall’s results. The Company can also be affected when automotive manufacturers discontinue production of specific models that contain Lydall’s products. On the other hand, Lydall benefits from the introduction of new models that contain the Company’s products. Approximately 47 percent of Lydall’s total sales in 2001 were to the automotive market. Lydall’s automotive products are thermal and acoustical barriers and heat shields employed both inside and under the body of vehicles. Most of Lydall’s products are supplied to meet unique, niche applications. Lydall may have a number of components on a particular vehicle. Also, applications range across all types of vehicles from sport-utility models to trucks and vans to cars. Thus, there is no direct correlation between the number of Lydall products sold and the number of vehicles being built by automotive manufacturers. Slight fluctuations in automotive production have relatively little effect on Lydall’s business; however, a major downward shift could prevent Lydall from achieving its projected results.

Raw-Material Pricing and Supply. Raw-material pricing and supply issues affect all of Lydall’s businesses and can influence results in the short term. The Thermal/Acoustical Segment uses aluminum to manufacture most automotive heat shields. Volatility in aluminum prices could impact Thermal/Acoustical Segment profitability where the Company is selling its products under long-term agreements with fixed sales prices.

New-Product Introductions. Improved performance and growth is partially linked to new-product introductions planned for the future. The timing and degree of success of new-product programs could impact Lydall’s projected results.

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

None.

PART III

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Directors of Lydall required by Section 16 of the Exchange Act are incorporated by reference to the definitive Proxy Statement of Lydall filed with the Commission in connection with its Annual Meeting of Stockholders held on May 8, 2002. Information regarding the executive officers of the Company is contained on page 6 of this report.

Item 11.     EXECUTIVE COMPENSATION

Information regarding the compensation of Lydall’s Directors and executive officers is incorporated by reference to the definitive Proxy Statement of Lydall filed with the Commission in connection with its Annual Meeting of Stockholders held on May 8, 2002. The Proxy includes the Compensation and Stock Option Committee Report to Stockholders, found on pages 19 through 21, and the comparative performance graph located on page 22, therein.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding beneficial ownership of Common Stock by certain beneficial owners and by certain senior management of the Company is incorporated by reference to the definitive Proxy Statement of Lydall filed with the Commission in connection with its Annual Meeting of Stockholders held on May 8, 2002.

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions with management is incorporated by reference to the definitive Proxy Statement of Lydall filed with the Commission in connection with its Annual Meeting of Stockholders held on May 8, 2002.

PART IV

Item 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

This amendment to the Company’s Annual Report on Form 10-K for the year ended December 31, 2001 is being filed to revise the consolidated financial statements, as set forth in Note 15 to the Notes to Consolidated Financial Statements, from those previously filed on March 25, 2002. In this amendment the disclosures have not been updated other than to reflect the adjustments specifically discussed in Note 15 to the Notes to Consolidated Financial Statements.

Other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable, or are presented in “Notes to Consolidated Financial Statements,” and therefore have been omitted.

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

4.1
Certain long-term debt instruments, each representing indebtedness in an amount equal to less than 10 percent of the Registrant’s total consolidated assets, have not been filed as exhibits to this Annual Report on Form 10-K. The Registrant will file these instruments with the Commission upon request.

10.1	*
Amended and restated, Lydall, Inc. 1982 Stock Incentive Compensation Plan, amended through May 14, 1991 (filed as Exhibit 10.6 to the Registrant’s Annual Report on Form 10-K dated March 26, 1992 and incorporated herein by this reference).

10.2	*	Employment Agreement with Carole F. Butenas dated March 1, 2000 (filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K dated March 30, 2000, and incorporated herein by this reference).

10.3	*	Employment Agreement with Mary A. Tremblay dated March 1, 2000 (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K dated March 30, 2000, and incorporated herein by this reference).

10.4	*
Lydall, Inc. Board of Directors Deferred Compensation Plan effective January 1, 1991 (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K dated March 26, 1991, and incorporated herein by this reference).

10.5	*
Lydall, Inc. Supplemental Executive Retirement Plan effective January 1, 1994 (filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K dated March 27, 1996, and incorporated herein by this reference).

10.6	*
Amended and restated, 1992 Stock Incentive Compensation Plan, dated May 14, 1992, amended through March 10, 1999 (filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001, and incorporated herein by this reference).

10.7	*	Employment Agreement with James P. Carolan dated March 1, 2000 (filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001, and incorporated herein by this reference).

10.8*
Employment Agreement with Christopher R. Skomorowski dated March 1, 2000 (filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K dated March 30, 2000, and incorporated herein by this reference).

10.9*
Employment Agreement with Walter A. Ruschmeyer dated March 16, 2000 (filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K dated March 30, 2000, and incorporated herein by this reference).

10.10*	Employment Agreement with Kevin G. Lynch dated March 1, 2000 (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K dated March 30, 2000, and incorporated herein by this reference).

10.11*
Employment Agreement with Raymond S. Grupinski, Jr. dated March 1, 2000 (filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K dated March 30, 2000, and incorporated herein by this reference).

10.12*	Agreement with Thomas P. Smith dated May 1, 2000 (filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001, and incorporated herein by this reference).

10.13
Credit Agreement dated July 14, 1999 between Lydall, Inc. and certain subsidiaries and Chase Manhattan Bank, as Administrative Agent, and Fleet National Bank, as Documentation Agent (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 11, 1999, and incorporated herein by this reference).

10.14
Amendment dated August 10, 2000 to Credit Agreement dated July 14, 1999 between Lydall, Inc. and certain subsidiaries and Chase Manhattan Bank, as Administrative Agent, and Fleet National Bank, as Documentation Agent (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 14, 2000, and incorporated herein by this reference).

10.15
Spin-off and Transfer Agreement (English translation) between Lydall Gerhardi GmbH and Co. KG and Gerhardi Kunststofftechnik GmbH dated September 29, 2000, effective September 30, 2000 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed October 16, 2000, and incorporated herein by this reference).

10.16
Purchase and Transfer Agreement (English translation) between Lydall Gerhardi GmbH and Co. KG and the management buyout group as set forth in the agreement dated September 29, 2000, effective September 30, 2000 (filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed October 16, 2000, and incorporated herein by this reference).

10.17
Asset Purchase and Sale Agreement between Lydall Eastern, Inc. and Ludlow Building Products. Inc., dated February 5, 2001 (filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001, and incorporated herein by this reference).

10.18*
Amendment dated August 1, 2000 to the Employment Agreement with Mary A. Tremblay dated March 1, 2000 (filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001, and incorporated herein by this reference).

10.19*
Amendment dated August 1, 2000 to the Employment Agreement with Christopher R. Skomorowski dated March 1, 2000 (filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001, and incorporated herein by this reference).

10.20*
Amendment dated August 1, 2000 to the Employment Agreement with Walter A. Ruschmeyer dated March 16, 2000 (filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001, and incorporated herein by this reference).

10.21*
Amendment dated August 1, 2000 to the Employment Agreement with James P. Carolan dated March 1, 2000 (filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001, and incorporated herein by this reference).

10.22*
Amendment dated August 1, 2000 to the Employment Agreement with Kevin G. Lynch dated March 1, 2000 (filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001, and incorporated herein by this reference).

10.23*
Amendment dated August 1, 2000 to the Employment Agreement with Raymond S. Grupinski, Jr. dated March 1, 2000 (filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001, and incorporated herein by this reference).

10.24
Asset Purchase and Sale Agreement between Lydall Filtration/Separation, Inc. and Bennett Fleet (Chambly), Inc., dated April 2, 2001 (filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated May 11, 2001, and incorporated herein by this reference).

10.25*
Agreement and General Release with Raymond J. Lanzi dated March 28, 2001(filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated May 11, 2001, and incorporated herein by this reference).

10.26
Asset Purchase Agreement between Lydall Industrial Thermal Solutions, Inc., Lydall Filtration/Separation Inc. and Affinity Industries, Inc. dated October 19, 2001 (filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed November 2, 2001, and incorporated herein by this reference).

10.27
Purchase and Sale Agreement between Lydall Industrial Thermal Solutions, Inc., and Clear Lake Realty Corporation dated October 19, 2001(filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed November 2, 2001, and incorporated herein by this reference).

21.1	List of subsidiaries of the Registrant, filed as Exhibit 21.1 to the Registrant’s Annual Report on Form 10-K dated March 25, 2002 and incorporated herein by this reference.

23.1	Consent of PricewaterhouseCoopers LLP, filed as Exhibit 23.1 to the Registrant’s Annual Report on Form 10-K dated March 25, 2002 and incorporated herein by this reference.

23.2	Consent of PricewaterhouseCoopers LLP, filed herewith.

24.1
Power of Attorney, dated February 25, 2002, authorizing Christopher R. Skomorowski and/or Walter A. Ruschmeyer to sign this report on behalf of each member of the Board of Directors indicated therein, filed as Exhibit 24.1 to the Registrant’s Annual Report on Form 10-K dated March 23, 2002 and incorporated herein by this reference.

99.1
Press release dated October 22, 2001 titled “Lydall Announces Acquisition of Affinity Industries, Inc. a Specialty Manufacturer of Thermal Control Equipment” (filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed November 2, 2001, and incorporated herein by this reference).

99.5
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 99.5 to the Registrant’s Quarterly Report on Form 10-Q/A dated November 22, 2002 and incorporated herein by this reference.

99.6
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 99.6 to the Registrant’s Quarterly Report on Form 10-Q/A dated November 22, 2002 and incorporated herein by this reference.

99.7
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 99.7 to the Registrant’s Quarterly Report on Form 10-Q/A dated November 22, 2002 and incorporated herein by this reference.

99.8
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 99.8 to the Registrant’s Quarterly Report on Form 10-Q/A dated November 22, 2002 and incorporated herein by this reference.

99.9
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 99.9 to the Registrant’s Quarterly Report on Form 10-Q/A dated November 22, 2002 and incorporated herein by this reference.

99.10
Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed as Exhibit 99.10 to the Registrant’s Quarterly Report on Form 10-Q/A dated November 22, 2002 and incorporated herein by this reference.

99.11	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.12	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Management contract or compensatory plan.

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

LYDALL, INC.

November 22, 2002
By:	/s/ THOMAS P. SMITH
Thomas P. Smith
Vice President-Controller
(On behalf of the Registrant and as Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lydall, Inc. in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER R. SKOMOROWSKI Christopher R. Skomorowski	President and Chief Executive Officer (Principal Executive Officer)	November 22, 2002

/s/ WALTER A. RUSCHMEYER Walter A. Ruschmeyer	Executive Vice President – Finance and Administration, Chief Financial Officer (Principal Financial Officer)	November 22, 2002

CERTIFICATIONS

I, Christopher R. Skomorowski, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Lydall, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

November 22, 2002	/S/ CHRISTOPHER R. SKOMOROWSKI
                    Christopher R. Skomorowski
            President and Chief Executive Officer

CERTIFICATIONS

I, Walter A. Ruschmeyer, certify that:

1.	I have reviewed this annual report on Form 10-K/A of Lydall, Inc.;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

November 22, 2002	/S/ WALTER A. RUSCHMEYER
                Walter A. Ruschmeyer
        Executive Vice President–Finance
and Administration, Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

The consolidated financial statements of Lydall, Inc. and its subsidiaries have been prepared in accordance with accounting principles generally accepted in the United States of America. The integrity and objectivity of these statements, including the effect of certain estimates and judgments, is the responsibility of management.

Lydall’s management has established and maintains an internal control structure that is designed to provide reasonable assurance that Company assets are safeguarded, transactions are executed in accordance with management’s authorization, and that the Company’s financial records may be relied upon for the purpose of preparing financial statements. That system is continuously monitored and assessed by direct management review and by the Company’s internal audit function. Management has concluded that the internal control structure was effective throughout the year ended December 31, 2001.

Each year, Lydall’s Board of Directors appoints independent accountants who audit the Company’s financial statements in accordance with auditing standards generally accepted in the United States of America. Their audit includes a review of the internal control structure and tests of selected transactions with respect to financial reporting.

The Audit Review Committee of the Board of Directors, which consists of directors who are neither officers nor employees of the Company, meets regularly with management, the independent accountants and the internal auditors to review financial reporting, internal accounting controls and auditing matters. The Committee has direct and private access to both internal and external auditors.

/s/ CHRISTOPHER R. SKOMOROWSKI	/s/ WALTER A. RUSCHMEYER
Christopher R. Skomorowski	Walter A. Ruschmeyer
President and Chief Executive Officer	Executive Vice President—Finance and Administration, Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and
Stockholders of Lydall, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 14(a)(1) on page 14, after the restatement described in Note 15, present fairly, in all material respects, the financial position of Lydall, Inc. and its subsidiaries at December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 14(a)(2) on page 14, after the restatement described in Note 15, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 15, the Company has restated its 2001 consolidated financial statements.

/s/    PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP
Hartford, Connecticut
February 13, 2002, except for Note 15 as to which the date is November 19, 2002

CONSOLIDATED STATEMENTS OF INCOME (LOSS)

	For the years ended December 31,
	2001	2000	1999
	(Restated See Note 15)
In thousands except per-share data
Net sales	$223,559	$261,118	$274,984
Cost of sales	160,938	192,472	206,600

Gross margin	62,621	68,646	68,384
Selling, product development and administrative expenses	47,628	49,663	50,643
Impairment and restructuring charges	3,389	—	—

Operating income	11,604	18,983	17,741
Other (income) expense:
Investment income	(185)	(185)	(46)
Interest expense	985	1,223	2,612
Loss on sale of operations	—	23,579	—
Foreign currency transaction losses (gains), net	196	331	(961)
Other expense (income), net	528	16	(128)

	1,524	24,964	1,477

Income (loss) from continuing operations before income taxes	10,080	(5,981)	16,264
Income tax expense (benefit)	3,011	(2,365)	5,175

Income (loss) from continuing operations	7,069	(3,616)	11,089
Discontinued operations:
(Loss) income from operations of the Paperboard and Wovens Segments, net of tax (benefit) expense of ($181), $660 and $880, respectively	(308)	1,124	1,516
Gain (loss) on disposal of the Paperboard and Wovens Segments, including provision for operating losses during the phase-out period, net of tax expense (benefit) of $121, $44 and ($1,133), respectively	206	71	(1,830)

(Loss) income from discontinued operations	(102)	1,195	(314)

Net income (loss)	$6,967	($2,421)	$10,775

Basic earnings (loss) per common share
Continuing operations	$.44	($.23)	$.70
Discontinued operations	(.01)	.08	(.02)
Net income (loss)	$.43	($.15)	$.68
Weighted average common stock outstanding	15,899	15,778	15,715

Diluted earnings (loss) per common share
Continuing operations	$.44	($.23)	$.70
Discontinued operations	(.01)	.08	(.02)
Net income (loss)	$.43	($.15)	$.68
Weighted average common stock and equivalents outstanding	16,011	15,778	15,784

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 31,
	2001	2000
	(Restated See Note 15)
In thousands except share data
Assets
Current assets:
Cash and cash equivalents	$955	$2,220
Accounts receivable (less allowance for doubtful receivables of $859 and $644)	35,458	39,993
Inventories:
Finished goods	10,408	9,933
Work in process	8,135	5,820
Raw materials and supplies	9,799	6,272
LIFO reserve	(483)	(555)

Total inventories	27,859	21,470
Income taxes receivable	611	2,705
Prepaid expenses	2,363	1,632
Net investment in discontinued operations (Note 4)	1,165	14,285
Assets held for sale (Note 5)	1,515	6,200
Deferred tax assets	2,014	7,290

Total current assets	71,940	95,795

Property, plant, and equipment, at cost:
Land	1,393	1,295
Buildings and improvements	27,486	23,247
Machinery and equipment	80,762	74,041
Office equipment	22,168	20,370
Vehicles	606	537
Assets in progress	6,561	7,221

	138,976	126,711
Less accumulated depreciation	(61,187)	(52,291)

	77,789	74,420
Other noncurrent assets:
Goodwill (net of accumulated amortization of $7,080 and $5,830)	29,832	18,069
Other assets (net of accumulated amortization of $6,562 and $6,237)	7,956	6,680

	37,788	24,749

Total assets	$187,517	$194,964

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS (CONTINUED)

	December 31,
	2001	2000
	(Restated See Note 15)
In thousands except share data
Liabilities and Stockholders’ equity
Current liabilities:
Current portion of long-term debt	$9,473	$7,101
Accounts payable	15,295	19,154
Accrued taxes	792	844
Accrued payroll and other compensation	3,144	7,244
Liabilities related to assets held for sale	—	421
Other accrued liabilities	6,929	6,481

Total current liabilities	35,633	41,245

Long-term debt	18,210	24,927
Deferred tax liabilities	6,818	11,183
Other long-term liabilities	8,273	5,856
Commitments and contingencies (Note 12)
Stockholders’ equity:
Preferred stock	—	—
Common stock, par value $.10 per share; Authorized 30,000,000 shares; Issued 22,078,694 and 21,962,275 shares	2,208	2,196
Capital in excess of par value	41,439	40,335
Retained earnings	144,631	137,664
Accumulated other comprehensive loss	(8,053)	(6,800)

	180,225	173,395
Treasury stock, 6,097,388 shares of common stock, at cost	(61,642)	(61,642)

Total stockholders’ equity	118,583	111,753

Total liabilities and stockholders’ equity	$187,517	$194,964

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
	2001	2000	1999
	(Restated See Note 15)
In thousands
Cash flows from operating activities:
Net income (loss)	$6,967	($2,421)	$10,775

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	9,874	9,925	11,946
Amortization	1,545	1,554	1,775
(Gain) loss on disposal of Segments	(849)	(71)	1,830
Loss on sale of operations, net	—	23,579	—
Impairment loss	1,745	—	—
Gain on sale of investments	—	(136)	—
Gain on receipt of common stock from demutualization of insurance companies	—	(393)	—
Loss on disposition of property, plant, and equipment, net	88	294	303
Foreign currency transaction loss (gain)	196	331	(961)
Stock-based compensation	145	156	121
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	7,229	(6,306)	100
Income taxes receivable	1,679	2,820	(1,764)
Inventories	(3,622)	(3,740)	(1,527)
Prepaid expenses and other assets	(385)	(1,654)	(1,292)
Accounts payable	(3,565)	1,757	(234)
Accrued taxes	(316)	(321)	(348)
Accrued payroll and other accrued liabilities	(6,684)	(5,193)	(469)
Deferred income taxes	1,250	(3,232)	3,954
Other long-term liabilities	802	246	(904)

Total adjustments	9,132	19,616	12,530

Net cash provided by operating activities	16,099	17,195	23,305

Cash flows from investing activities:
Acquisitions, net	(18,661)	—	(281)
Additions of property, plant and equipment	(11,948)	(19,767)	(16,773)
Proceeds from sale of Segments	14,322	1,819	—
Proceeds from sale of operations	1,058	12,037	—
Sale of investments, net	—	529	—

Net cash used for investing activities	(15,229)	(5,382)	(17,054)

Cash flows from financing activities:
Long-term debt payments	(43,928)	(164,410)	(75,444)
Long-term debt proceeds	40,743	153,077	108,840
Proceeds from short-term borrowings	—	—	92,902
Payments of short-term borrowings	—	—	(133,087)
Proceeds from stock option exercises	1,116	830	384
Acquisition of common stock	—	—	(760)

Net cash used for financing activities	(2,069)	(10,503)	(7,165)

Effect of exchange rate changes on cash	(66)	(244)	(186)

(Decrease) increase in cash and cash equivalents	(1,265)	1,066	(1,100)
Cash and cash equivalents at beginning of year	2,220	1,154	2,254

Cash and cash equivalents at end of year	$955	$2,220	$1,154

Supplemental Schedule of Cash Flow Information
Cash paid during the year for:
Interest	$888	$1,606	$2,689
Income taxes	1,184	1,042	5,016
Noncash transactions:
Additional minimum pension liability	2,224	452	1,206
Liabilities assumed with acquisitions	1,340	—	—

Net cash provided by operating activities includes changes in certain assets and liabilities, which have been reclassified as “Net investment in discontinued operations” and “Assets held for sale,” in the Consolidated Balance Sheets.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Cost of Stock in Treasury	Total Stockholders’ Equity
In thousands
Balance at January 1, 1999	$2,171	$38,697	$129,310	($71)	($60,882)	$109,225

Net income			10,775			10,775
Other comprehensive income:
Foreign currency translation adjustments, net of income taxes of $2,563				(5,295)		(5,295)
Minimum pension liability adjustment, net of income taxes of $422				784		784

Comprehensive income						6,264
Stock options exercised	7	377				384
Stock issued to Directors	2	119				121
Tax benefit from stock-based compensation		2				2
Purchase of treasury stock					(760)	(760)

Balance at December 31, 1999	2,180	39,195	140,085	(4,582)	(61,642)	115,236

Net loss			(2,421)			(2,421)
Other comprehensive loss:
Foreign currency translation adjustments, net of income taxes of $1,029				(1,933)		(1,933)
Minimum pension liability adjustment, net of income taxes of $167				(285)		(285)

Comprehensive loss						(4,639)
Stock options exercised	15	815				830
Stock issued to Directors	1	155				156
Tax benefit from stock-based compensation		170				170
Balance at December 31, 2000	2,196	40,335	137,664	(6,800)	(61,642)	111,753

Net income (Restated See Note 15)			6,967			6,967
Other comprehensive income:
Foreign currency translation adjustments, net of income taxes of $83				(155)		(155)
Minimum pension liability adjustment, net of income taxes of $656				(1,116)		(1,116)
Change in fair value of derivative instrument, net of income taxes of $99				(183)		(183)
Cumulative effect change in accounting principle, net of income taxes of $108				201		201

Comprehensive income						5,714
Stock options exercised	10	904				914
Stock issued to Directors	2	143				145
Tax benefit from stock-based compensation		57				57

Balance at December 31, 2001 (Restated See Note 15)	$2,208	$41,439	$144,631	($8,053)	($61,642)	$118,583

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

Concentration of risk. Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and trade receivables. The Company places its cash, cash equivalents and short-term investments in high-quality financial institutions and instruments. Concentrations of credit risk with respect to trade receivables are limited by the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. Sales to the automotive market were 47 percent of the Company’s 2001 total sales compared with 51 percent in 2000 and 53 percent in 1999. Sales to Ford Motor Co. represented 15 percent, 13 percent, and 13 percent of Lydall’s total sales in 2001, 2000, and 1999, respectively. For 2001, sales to DaimlerChrysler AG were 10 percent of Lydall’s total sales. No other customer accounted for more than 10 percent of total sales in 2001, 2000, or 1999. As of December 31, 2001, the Company had no other significant concentrations of risk.

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

Useful lives by category are as follows:

Category	Useful Life
Buildings and improvements	10-35 years
Machinery and equipment	5-25 years
Office equipment	2-8 years
Vehicles	3-6 years

For the year ended December 31, 2001, the Company capitalized $.2 million in interest expense. The Company capitalized $.4 million and $.1 million of interest expense in 2000 and 1999, respectively.

Pre-production design and development costs. The Company has contractual agreements with certain customers to design and develop molds, dies and tools (“tooling”) related to long-term supply arrangements. Such costs are deferred and subsequently recognized, along with the related revenue, upon acceptance of the tooling by the customer.

Periodically, the Company may incur costs in excess of the related tooling revenue. These costs are deferred when the Company has the non-cancelable right to use the tooling during the supply arrangement; otherwise, these costs are expensed as incurred. At December 31, 2001 and 2000, $3.8 million and $3.2 million, respectively, of costs have been deferred as assets on the balance sheet.

Intangibles. Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. Goodwill and other intangibles have been amortized on a straight-line basis over periods not exceeding 25 years. Beginning in fiscal year 2002, in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” the Company will no longer amortize goodwill and certain other intangible assets.

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

Earnings per share. Basic earnings per common share are equal to income from continuing operations and net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are equal to income from continuing operations and net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock options and stock awards, if such effect is dilutive.

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

Derivative instruments. On January 1, 2001, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, (FAS 133). In accordance with the transition provisions of FAS 133, the Company recorded a $.2 million, net-of-tax, cumulative-effect adjustment to Other Comprehensive Income as of January 1, 2001 representing the fair value of an interest rate swap designated as a cash flow hedge.

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

Recently issued accounting standards.  Statement of Financial Accounting Standards No. 141, “Business Combinations” (FAS 141), effective for business combinations initiated after June 30, 2001, provides guidance on accounting for business combinations and requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001.

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets” (FAS 142), effective for fiscal years beginning after December 15, 2001, requires that goodwill recorded from business combinations completed on or before June 30, 2001 no longer be amortized after the effective date. In addition, FAS 142 requires that goodwill recorded as a result of a business combination completed after June 30, 2001 and intangible assets with indefinite lives not be amortized, but must be reviewed for impairment in connection with the implementation of this standard and at least annually thereafter. The impact of this review is still being assessed. Beginning in 2002, annual amortization of approximately $1.25 million related to goodwill from acquisitions completed prior to June 30, 2001 will no longer be recorded.

Statement of Financial Accounting Standards No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (FAS 144), effective for fiscal years beginning after December 15, 2001, establishes the reporting and accounting for the impairment or disposal of long-lived assets. Management believes that the adoption of this standard will not have a material impact on the Company’s consolidated financial position, results of operations, or cash flows.

Reclassification of financial information.  Certain prior-year components of the financial statements have been reclassified to be consistent with current year presentation.

2. Financial Instruments

The Company held no investment instruments at December 31, 2001 and 2000. Gains of $.1 million from the sale of securities were realized in 2000. No gains or losses were realized in 2001 or in 1999. For the purpose of computing realized gains and losses, cost is determined on a specific identification basis.

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

3. Long-term Debt and Credit Arrangements

On July 14, 1999, Lydall, Inc. and certain subsidiaries entered into a credit facility with a group of five banking institutions. At December 31, 2001, the facility was comprised of a $50 million domestic revolving credit facility, of which $12.0 million was outstanding, and a Euro-denominated term loan, with an outstanding balance of $9.9 million, which is an obligation of Lydall’s German subsidiary. The interest rate on the revolving credit facility is based on various money-market rates selected by the Company at the time of borrowing. The Euro-denominated term loan bears interest equal to Euro LIBOR plus a percentage based on negotiated ratios. The Company pays a commitment fee, calculated quarterly, based on the available balance of the revolving credit facility and the Company’s leverage ratio as defined in the facility. For 2001, the commitment fee was $.1 million. The facility, as amended, requires the Company to maintain certain financial ratios and other financial conditions. The facility also prohibits the Company from incurring certain additional indebtedness, restricts asset sales and capital expenditures, and limits certain investments and dividends to the extent such activities would reduce financial ratios below agreed-upon levels. At June 30, 2000, a financial covenant of the Company’s main credit facility was not met as a result of the capital expenditures required to support the significant amount of new automotive business that began during the latter half of 2000. A waiver of such non-compliance was obtained. In addition, effective August 10, 2000, the Company and its lenders amended certain covenants and conditions of the credit facility. The amendment provides increased flexibility to the Company with regard to strategic and operational financing needs. As of December 31, 2001, the Company was in compliance with all loan covenants and conditions.

Certain foreign subsidiaries of the Company maintain additional lines of credit totaling $9.1 million, of which $5.8 million was outstanding as of December 31, 2001. These credit facilities incur interest at rates ranging from 3.6 percent to 6.8 percent.

The Company has initiated discussions with the bank group regarding the $50 million domestic revolving credit facility maturing on July 14, 2002. It is the Company’s intention to renew the facility for another three-year period under terms and conditions similar to those currently in place. Based on the discussions to-date and current market conditions, Lydall expects to complete the renewal prior to July 14, 2002. Based on the foregoing, the Company classified the $12.0 million outstanding under the $50 million credit facility as long-term debt in the Consolidated Balance Sheet at December 31, 2001.

Total long-term debt maturing in 2002, 2003, 2004, and 2005 will be $9.5 million, $4.1 million, $2.1 million, and $12.0 million, respectively.

In July 1999, the Company entered into an interest rate swap agreement to convert the base rate component of the interest rate on the Euro-denominated term loan to a fixed rate of 3.45 percent.

	December 31,
	2001	2000
In thousands
Credit Agreement revolving credit facility, effective rate 3.26%, due 2002	$12,025	$10,130
Credit Agreement term loan, effective rate 4.45%, due quarterly, collateralized by German subsidiary stock	9,896	13,947
Deutsche Bank, line of credit, effective rate 3.6% – 6.8%, due 2002, collateralized by certain fixed assets in Meinerzhagen, Germany	5,762	7,951

	27,683	32,028
Less portion due within one year	(9,473)	(7,101)

	$18,210	$24,927

4. Acquisitions and Dispositions

Acquisitions

On October 19, 2001, the Company acquired for cash certain assets and assumed certain liabilities of Affinity Industries Inc. (“Affinity”), a privately held designer and manufacturer of high-precision, specialty temperature-control equipment for demanding semiconductor, pharmaceutical, medical, laser, and industrial applications. The active thermal systems of Affinity complement Lydall’s existing passive thermal solutions and significantly broaden the Company’s market presence. Under the terms of the asset purchase agreement, the Company paid $17.4 million to Affinity and assumed approximately $1.3 million of certain liabilities, consisting primarily of current liabilities. In addition, the agreement provides for an additional $2.0 million of consideration to be paid, a portion of which is contingent upon the occurrence of certain events. The purchase price was also subject to a post-closing net asset adjustment as defined in the agreement. That adjustment was settled in January 2002 and resulted in an immaterial increase to the purchase price. In addition, the Company purchased for $2.3 million in cash the land and building where Affinity is located from Clear Lake Realty Corporation. The purchases will be accounted for in accordance with Statements of Financial Accounting Standards No. 141 and No. 142, which are described in Footnote 1. The Company funded the acquisitions through borrowings on its existing credit facility and operating cash flows. The operating results of Affinity were included in the Company’s consolidated financial statements from the date of acquisition.

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition:

At October 19, 2001
In thousands
Current assets	$4,216
Property, plant, and equipment	3,366
Intangible assets	775
Goodwill	13,011

Total assets acquired	21,368
Current liabilities	1,340

Net assets acquired	$20,028

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

On December 30, 1998, a subsidiary of the Company acquired for cash all of the outstanding shares of Gerhardi & Cie GmbH & Co. KG (“Gerhardi”), a privately held German manufacturer of automotive components. The purchase price was subject to a post-closing net equity adjustment as defined in the agreement. In June 2001 that adjustment was finalized, and the Company received $1.4 million in cash.

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

Paperboard Segment net assets to be disposed of consist primarily of inventory and property, plant, and equipment of the Lydall & Foulds Division, with a total net realizable value of $1.2 million, have been classified on the Consolidated Balance Sheet as “Net investment in discontinued operations.”

Effective September 30, 2000, the Company sold substantially all of the assets and certain liabilities of its chrome-plating and injection-molding operations of Lydall Gerhardi GmbH and Co. KG to Gerhardi Kunststofftechnik GmbH. The pretax loss on the sale amounted to $29.7 million, or $1.22 per share after-tax.

On January 28, 2000, the Company sold substantially all of the assets, net of certain liabilities, of the Composite Materials, Hoosick Falls Operation for approximately $12.0 million in cash, plus $.7 million of liabilities assumed, resulting in a pretax gain of $6.1 million, or $.24 per diluted share. For the years ended December 31, 2000 and 1999, sales and (loss) income from operations of the Hoosick Falls Operation included in income (loss) from continuing operations were $.6 million and $10.7 million, and ($10 thousand) and $1.1 million, respectively.

In November 1999, the Company’s Board of Directors adopted a plan to discontinue the operations of the Wovens Segment. Accordingly, the operating results have been segregated from continuing operations and reported as discontinued operations. Sales from the Wovens Segment were $3.9 million for the year ended December 31, 1999. In 1999, the Company recorded an estimated net loss on disposal of $1.8 million, or $.12 per share, net of tax, associated with the disposition of this Segment.

On February 29, 2000, the Company sold fixed assets, leasehold improvements, inventory, and certain intangibles of the Wovens Segment for $1.8 million. During 2001, the Company recorded an additional loss of $100 thousand, net of tax.

5. Assets Held for Sale

In November 2000, Lydall’s Board of Directors formalized a plan to dispose of certain assets and related liabilities of the Company’s fiberboard operation. During 2001, the Company sold certain assets related to this operation for approximately $1.9 million and announced that the operation would close on June 1, 2001. As a result, the Company recorded a pre-tax charge of $3.4 million, or $.13 per share after-tax, for closing costs, severance benefits and impairment of remaining assets. Of the $1.6 million of closing costs and severance benefits accrued, approximately $1.3 million has been paid through December 31, 2001. At

December 31, 2001, $1.5 million has been classified as “Assets held for sale” representing primarily the estimated net realizable value of the remaining property, plant, and equipment of the operation.

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

Stockholder rights plan.  In the second quarter of 1999, the Company’s Board of Directors adopted a Stockholder Rights Plan by granting a dividend of one preferred share purchase right for each common share to stockholders of record at the close of business on June 30, 1999. Under certain conditions, each right entitles the holder to purchase one one-thousandth of a Series A Junior Participating Preferred Share. The rights cannot be exercised or transferred apart from the related common shares unless a person or group acquires 10 percent or more of the Company’s outstanding common shares. The rights will expire May 15, 2009 if they are not redeemed.

The following table provides a reconciliation of the income (loss) amounts and shares used to determine basic and diluted earnings (loss) per share.

	For the Year Ended 2001			For the Year Ended 2000			For the Year Ended 1999
	(Restated See Note 15)
	Income from Continuing Operations	Average Shares	Per-Share Amount	Loss from Continuing Operations	Average Shares	Per-Share Amount	Income from Continuing Operations	Average Shares	Per-Share Amount
Basic earnings (loss) per share	$7,069	15,899	$.44	($3,616)	15,778	($.23)	$11,089	15,715	$.70
Effect of dilutive stock options	—	112	(.00)	—	—	(.00)	—	69	(.00)

Diluted earnings (loss) per share	$7,069	16,011	$.44	($3,616)	15,778	($.23)	$11,089	15,784	$.70

	For the Year Ended 2001			For the Year Ended 2000			For the Year Ended 1999
	(Restated See Note 15)
	Net Income	Average Shares	Per-Share Amount	Net Loss	Average Shares	Per-Share Amount	Net Income	Average Shares	Per-Share Amount
Basic earnings (loss) per share	$6,967	15,899	$.43	($2,421)	15,778	($.15)	$10,775	15,715	$.68
Effect of dilutive stock options	—	112	(.00)	—	—	(.00)	—	69	(.00)
Diluted earnings (loss) per share	$6,967	16,011	$.43	($2,421)	15,778	($.15)	$10,775	15,784	$.68

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

7. Stock Option Plans

At December 31, 2001, the Company had two stock option plans under which employees and directors had options to purchase Common Stock. Under each plan — the 1982 Stock Incentive Compensation Plan (“1982 Plan”) and the 1992 Stock Incentive Compensation Plan (“1992 Plan”) — options are granted at fair market value on the grant date and expire ten years after the grant date. In most cases, options vest at a rate of 25 percent per year starting with the first anniversary of the award. Certain incentive stock option (ISO) awards have an extended vesting period because IRS regulations, with regard to ISO awards, limit the total dollar amount that can vest in one year for an individual at $100,000. The 1982 Plan has expired; therefore, no further options can be granted under this Plan. In February 2002, all outstanding options previously awarded under the 1982 Plan expired. Under the 1992 Plan, which expires on May 13, 2002, options for 2.4 million shares of Common Stock were available for grant and only 200,000 remained available for grant at December 31, 2001. In addition, the 1992 Plan provides for automatic acceleration of vesting in the event of a change in control of the Company. The 1992 Plan also provides for the use of shares of Common Stock in lieu of cash to exercise options if the shares are held for more than six months and if the Compensation and Stock Option Committee of the Board of Directors approves this form of exercise.

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations in accounting for its plans. Accordingly, no compensation cost has been recognized. Had compensation cost for the Company’s two stock option plans been determined based on the fair value of the options at the grant dates for awards under those plans, consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” the Company’s net income (loss) and earnings (loss) per share would have been reduced (increased) to the pro forma amounts indicated below:

		For the years ended December 31,
		2001 (Restated See Note 15)	2000	1999
In thousands except per-share data
Net income (loss)	As reported	$6,967	$(2,421)	$10,775
	Pro forma	5,606	(3,657)	9,556
Basic earnings (loss) per share	As reported	$.43	$(.15)	$.68
	Pro forma	.35	(.23)	.61
Diluted earnings (loss) per share	As reported	$.43	$(.15)	$.68
	Pro forma	.35	(.23)	.61

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

The following is a summary of the status of the Company’s stock option plans as of December 31, 2001, 2000, and 1999, and changes during the years then ended:

	2001		2000		1999
In thousands except per-share data
Fixed Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares
Outstanding at beginning of year	1,641	$12.95	1,329	$13.96	1,263
Granted	562	9.84	556	8.77	243
Exercised	(103)	8.86	(150)	5.62	(68)
Forfeited	(84)	13.20	(94)	14.17	(109)

Outstanding at end of year	2,016	$12.28	1,641	$12.95	1,329

Options exercisable at year-end	1,004		921		1,002
Shares reserved for grants	200		678		1,140
Weighted-average fair value per option granted during the year	$6.19		$5.24		$6.16

For 1999, the weighted-average exercise price for options outstanding at the beginning and end of the year was $14.38 and $13.96, respectively. Options with weighted-average exercise prices of $10.88, $5.64, and $17.16 were granted, exercised, and forfeited in 1999, respectively.

The following table summarizes information about stock options outstanding at December 31, 2001:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/01	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/01	Weighted- Average Exercise Price
$ 6.50 — $10.08	1,236,012	8.2	$ 9.41	318,949	$ 9.25
10.38 — 11.75	294,252	5.0	10.76	202,681	10.68
13.13 — 19.81	285,197	3.2	17.68	281,954	17.71
22.63 — 26.00	200,574	3.2	24.52	200,574	24.52

$ 6.50 — $26.00	2,016,035	6.5	$12.28	1,004,158	$14.96

8.  Employer-Sponsored Benefit Plans

As of December 31, 2001, the Company maintains three defined benefit pension plans, which cover substantially all domestic Lydall employees. In connection with the sale of the Hoosick Falls Operation, the Company transferred one defined benefit plan to the purchaser. The pension plans are noncontributory, and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. The Company’s funding policy is to fund not less than the ERISA minimum funding standard nor more than the maximum amount which can be deducted for federal income tax purposes.

The following items are the components of net periodic benefit cost for pension benefits:

	For the years ended December 31,
	2001	2000	1999
In thousands
Service cost	$1,093	$993	$1,412
Interest cost	1,780	1,710	1,717
Expected return on plan assets	(1,837)	(1,997)	(1,814)
Amortization of:
Transition asset	(100)	(100)	(103)
Prior service cost	3	11	19
Actuarial loss (gain)	10	(5)	186
Curtailment charges	139	—	—

Total net periodic benefit cost	$1,088	$612	$1,417

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

Plan assets include investments in bonds and equity securities. The Company determines the assumed discount rate, expected long-term rate of return on plan assets, and annual compensation increase rate for each year. The following presents the assumptions and a summary of funded status for all plans:

	December 31,
	2001	2000	1999
Weighted average assumptions:
Discount rate	7.25%	7.50%	7.75%
Expected return on plan assets	9.25%	9.25%	9.25%
Rate of compensation increase	3.5-4.5%	5.00%	5.00%

	December 31,
	2001	2000
In thousands
Change in benefit obligation:
Net benefit obligation at beginning of year	$23,984	$22,093
Service cost	1,093	993
Interest cost	1,780	1,710
Plan amendments	—	(62)
Actuarial loss	854	668
Curtailments	(905)	—
Divestitures	—	(373)
Gross benefits paid	(1,897)	(1,045)

Net benefit obligation at end of year	$24,909	$23,984

	December 31,
	2001	2000
In thousands
Change in plan assets:
Fair value of plan assets at beginning of year	$20,191	$22,300
Actual return on plan assets	(970)	(691)
Divestitures	—	(373)
Gross benefits paid	(1,897)	(1,045)

Fair value of plan assets at end of year	17,324	20,191

Funded status at end of year	($7,585)	($3,793)
Unrecognized net actuarial loss	4,708	1,959
Unrecognized prior service cost	113	258
Unrecognized net transition asset	(116)	(216)

Net amount recognized	($2,880)	($1,792)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$201	$512
Accrued benefit liability	(3,081)	(2,304)
Additional minimum liability	(2,456)	(873)
Intangible assets	232	421
Accumulated other comprehensive income	2,224	452

Net amount recognized	($2,880)	($1,792)

The Company also sponsors a Stock Purchase Plan and 401(k) Plan. Contributions are determined under various formulas. Employer contributions to these plans amounted to $1.0 million in 2001, $1.1 million in 2000, and $1.7 million in 1999.

9.  Postemployment, Postretirement, and Deferred Compensation

The Company maintains a defined benefit postretirement plan covering a limited number of retired and hourly employees. The plan provides health care benefits to certain groups of retired employees and postretirement life insurance benefits to certain hourly employees. The amount of expense reflected in the Company’s results of operations for these benefits was less than $100 thousand for each of the last three years.

The Company provides deferred compensation to a small number of former employees and has a deferred compensation plan, which was frozen as of December 31, 1996, that provides the Company’s outside directors and the former Chairman with compensation upon their retirement from service with the Board. In addition, the Company provides a Supplemental Executive Retirement Plan (“SERP”) that provides supplemental income payments after retirement to senior executives. The total net deferred compensation expense related to these three plans was $.2 million in 2001, $.3 million in 2000 and $.3 million in 1999.

10.  Segment Information

Lydall’s reportable segments are: Thermal/Acoustical and Filtration/Separation. All other products are aggregated in Other Products and Services. In February 2001, the Company discontinued the Paperboard Segment. This Segment consisted primarily of the Company’s Southern Products and Lydall & Foulds Divisions. On February 1, 2001, the Company announced the closure of its Lydall & Foulds Division. In addition, on February 5, 2001, the Company sold the Southern Products Division. The results of the Paperboard Segment have been excluded from continuing operations for all years presented.

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

Thermal/Acoustical

The Thermal/Acoustical Segment includes thermal and acoustical barriers, heat shields, temperature-control units, and insulating products that control and insulate within temperature environments ranging from -459°F (-237°C) to +3000°F (+1649°C).

Filtration/Separation

The Filtration/Separation Segment includes industrial and consumer air and liquid filtration products, vital fluids management systems for medical and biopharmaceutical applications, separation media, and energy-related products.

Other Products and Services

The largest component of Other Products and Services is Lydall’s transport and distribution business. That business specializes in time-sensitive shipments and has an in-depth understanding of the special nature and requirements of the paper and printing industries. Other Products and Services also include electrical insulation, assorted specialty products, and battery separator materials sold in Europe.

The table below presents net sales and operating income (loss) by segment as used by the chief operating decision-maker of Lydall for the years ended December 31, 2001, 2000, and 1999:

	Thermal/ Acoustical	Filtration/ Separation	Other Products & Services	Reconciling Items	Consolidated Totals
In thousands for the years ended
December 31, 2001 (Restated See Note 15)
Net sales	$125,741	$66,638	$33,260	($2,080)	$223,559
Operating income (loss)	18,427	7,256	(431)	(13,648)	11,604

December 31, 2000
Net sales	$158,472	$67,913	$38,799	($4,066)	$261,118
Operating income	16,768	10,210	3,826	(11,821)	18,983

December 31, 1999
Net sales	$169,283	$58,994	$50,489	($3,782)	$274,984
Operating income	13,065	8,466	7,347	(11,137)	17,741

A reconciliation of total segment net sales to total consolidated net sales and of total segment operating income to total consolidated operating income for the years ended December 31, 2001, 2000, and 1999 is as follows:

	For the years ended December 31,
	2001	2000	1999
	(Restated See Note 15)
In thousands
Net sales
Total segment net sales	$225,639	$265,184	$278,766
Elimination of intersegment sales	(2,080)	(4,066)	(3,782)

Consolidated net sales	$223,559	$261,118	$274,984

Operating income
Total segment operating income	$25,252	$30,804	$28,878
Elimination of intersegment and corporate expenses	(13,648)	(11,821)	(11,137)

Consolidated operating income	$11,604	$18,983	$17,741

Asset information by reportable segment is not reported since the chief operating decision-maker does not use such information internally.

Net sales and long-lived asset information by geographic area as of and for the years ended December 31, 2001, 2000, and 1999 are as follows:

	Net Sales			Long-Lived Assets
	2001	2000	1999	2001	2000	1999
In thousands
United States	$182,850	$193,339	$185,879	$98,612	$79,670	$87,901
France	15,342	11,498	13,809	6,770	7,518	8,244
Germany	25,367	56,281	75,296	10,195	11,981	8,858

Total	$223,559	$261,118	$274,984	$115,577	$99,169	$105,003

Foreign sales are based on the country in which the sales originate (i.e., where the legal entity is domiciled).

For 2001, Lydall had two major customers, Ford Motor Co. and DaimlerChrysler AG, which accounted for sales of $34.3 million and $22.7 million, respectively. For 2000 and 1999, Lydall’s major customer was Ford Motor Co., which accounted for sales of $34.1 million and $36.8 million, respectively. These sales are reported in the Thermal/Acoustical Segment.

11.  Income Taxes

The provision (benefit) for income taxes from continuing operations consists of the following:

	For the years ended December 31,
	2001	2000	1999
	(Restated See Note 15)
In thousands
Current
Federal	$548	$2,631	$2,163
State	519	1,117	428
Foreign	388	95	289

Total current	$1,455	$3,843	$2,880

Deferred
Federal	$2,003	$(5,347)	$2,859
State	(327)	(778)	(163)
Foreign	(120)	(83)	(401)

Total deferred	$1,556	(6,208)	$2,295

Provision for income taxes	$3,011	($2,365)	$5,175

The following is a reconciliation of the difference between the actual provision (benefit) for income taxes from continuing operations and the provision (benefit) computed by applying the federal statutory tax rate on earnings.

	For the years ended December 31,
	2001	2000	1999
	(Restated See Note 15)
Statutory federal income tax rates	34.0%	(35.0)%	35.0%
State income taxes, net of federal tax deduction	0.9	8.5	2.6
Exempt FSC and foreign income	(6.0)	(14.0)	(5.7)
Other and tax exempt income	1.0	1.0	(.1)

Effective income tax rates	29.9%	(39.5)%	31.8%

The following is a schedule of the net current deferred tax assets and long-term deferred tax liabilities by tax jurisdiction as of December 31:

	2001		2000
	Current Deferred Tax Assets	Long-term Deferred Tax (Liabilities)	Current Deferred Tax Assets	Long-term Deferred Tax (Liabilities)
	(Restated See Note 15)
In thousands
Federal	$1,887	($5,133)	$7,044	($8,897)
State	42	(281)	140	(741)
Foreign	85	(1,404)	106	(1,545)

Total	$2,014	($6,818)	$7,290	($11,183)

	December 31,
	2001	2000
	(Restated See Note 15)
In thousands
Deferred tax assets
Accounts receivable	$231	$294
Inventories	606	745
Other accrued expenses	655	1,407
Retirement accounts	3,107	2,546
Tax credits	606	406
Net operating losses	11,298	22,576
Discontinued operations	493	—
Other, net	—	278

Total deferred tax assets	16,996	28,252
Deferred tax liabilities
Property, plant and equipment	12,550	15,365
Assets held for sale	236	1,017
Discontinued operations	—	1,111
Intangible assets	840	770
Other, net	946	—

Total deferred tax liabilities	14,572	18,263
Valuation reserve	7,228	13,882

Net deferred tax liabilities	$4,804	$3,893

The Internal Revenue Service (“IRS”) is currently examining the Company’s federal income tax returns for 1998 and 1999. Lydall’s management believes any potential issues resulting from this examination will not be significant to the consolidated financial position, results of operations, or cash flows of the Company. The IRS completed its examination of the Company’s 1997 federal income tax return during 2001. The 2001 effective tax rate includes a benefit from the settlement of this examination. Excluding this settlement, the effective tax rate for 2001 was 35.5 percent.

For the years ended December 31, 2001, 2000 and 1999 income (loss) from continuing operations before income taxes was derived from the following sources:

	For the years ended December 31,
	2001	2000	1999
	(Restated See Note 15)
In thousands
United States	$7,404	$23,851	$18,170
Foreign	2,676	(29,832)	(1,906)

Total	$10,080	($5,981)	$16,264

The Company has foreign net operating loss carryforwards of approximately $31.5 million at December 31, 2001 that never expire. The Company has fully reserved for these net operating loss carryforwards at December 31, 2001 as the ability to utilize them is uncertain.

At December 31, 2001, the Company also has approximately $8.2 million and $4.5 million of federal regular net operating loss carryforwards and federal alternative minimum tax net operating loss carryforwards, respectively, and approximately $9.5 million of state net operating loss carryforwards. The federal net operating loss carryforwards expire in 2020, and the state net operating loss carryforwards expire between 2014 and 2019.

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

Future lease commitments under noncancelable operating leases are:

	2002	2003	2004	2005	2006	Thereafter	Total
In thousands
Lease payments	$2,914	$2,690	$2,480	$2,283	$2,031	$3,136	$15,534

Environmental and Other

The Company is, from time to time, subject to various legal actions, governmental audits, and proceedings relating to various matters incidental to its business including product liability and environmental claims. While the outcome of such matters cannot be predicted with certainty, in the opinion of management, after reviewing such matters and consulting with the Company’s counsel and considering any applicable insurance or indemnification, any liability which may ultimately be incurred is not expected to materially affect the consolidated financial position, results of operations, or cash flows of the Company.

In March 1986, the United States Environmental Protection Agency (“EPA”) notified a former subsidiary of the Company that it and other entities may be potentially responsible in connection with the release of hazardous substances at a landfill and property located adjacent to a landfill located in Michigan City, Indiana.

In June 1995, the Company and its former subsidiary were sued in the Northern District of Indiana by the insurer of the current operator of the former subsidiary’s plant seeking contribution. In June 1998, a Stipulation for Dismissal signed by all parties was filed to end current litigation until total liability at the site could be defined.

In 2001, settlement discussions started between the Company and the current operator and its insurers. The Company will make a payment of approximately $150 thousand in exchange for a full site release if the settlement occurs. In addition, the Company is in negotiations with certain insurance carriers and a third party, to receive reimbursement for the settlement.

By letter dated July 13, 1998, a subsidiary of the Company was identified as a “potentially responsible party” by the EPA in connection with the claimed release or threat of release of hazardous substances at a site known as the Rogers Fibre Mill in Buxton, Maine (the “Site”). The subsidiary merged with the owner and operator of a fiberboard mill at the site whose ownership dated back to approximately 1912. The subsidiary ceased operations at the site in 1980, and in 1982, conveyed its interest in the site.

The EPA has spent over $3 million in public funds to investigate and take action with respect to the Site and has indicated that it considers the Company to be responsible for some or all of those funds. The EPA has offered to settle with all parties, including Lydall for a total of $300,000. Lydall’s proposed share of this total would be $150,000 for which it would obtain a full release from all parties and contribution protection from the EPA. The Company has accrued this amount as of December 31, 2001.

Management believes the ultimate disposition of these matters will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

In the normal course of business Lydall enters into long-term supply agreements with customers. Losses, if any, on these agreements are provided for when anticipated.

13. Comprehensive Income (Loss)

The following table discloses the balance by classification within accumulated other comprehensive loss.

In thousands	Foreign Currency Translation Adjustment	Unrealized Gain on Derivative Instrument	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss
Balance at January 1, 1999	$713	$—	$(784)	$(71)
Change year-to-date	(5,295)	—	784	(4,511)
Balance at December 31,1999	(4,582)	—	—	(4,582)
Change year-to-date	(1,933)	—	(285)	(2,218)
Balance at December 31, 2000	(6,515)	—	(285)	(6,800)
Change year-to-date	(155)	18	(1,116)	(1,253)
Balance at December 31, 2001	$(6,670)	$18	$(1,401)	$(8,053)

14.    Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial information for 2001 and 2000, restated to reflect the discontinuation of the Paperboard Segment. In management’s opinion, all adjustments necessary to present fairly the information for such quarters have been reflected below:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
In thousands except per-share data	2001 (Restated See Note 15)	2000	2001 (Restated See Note 15)	2000	2001 (Restated See Note 15)	2000	2001	2000
Net sales	$58,266	$69,733	$58,940	$68,265	$53,478	$65,966	$52,875	$57,154
Gross margin	16,373	17,598	16,411	17,588	14,391	17,312	15,447	16,149
Income (loss) from continuing operations	1,093	6,519	1,320	2,814	2,302	(15,967)	2,355	3,018
Gain (loss) from discontinued operations	455	286	(79)	372	—	241	(478)	296
Net income (loss)	1,548	6,805	1,241	3,186	2,302	(15,726)	1,877	3,314

Basic EPS
Continuing operations	$0.07	$0.42	$0.08	$0.18	$0.14	$(1.01)	$0.15	$0.19
Discontinued operations	0.03	0.01	(0.01)	0.02	0.00	0.02	(0.03)	0.02
Net income (loss)	$0.10	$0.43	$0.07	$0.20	$0.14	$(0.99)	$0.12	$0.21

Diluted EPS
Continuing operations	$0.07	$0.42	$0.08	$0.18	$0.14	$(1.01)	$0.15	$0.19
Discontinued operations	0.03	0.01	(0.01)	0.02	0.00	0.02	(0.03)	0.02
Net income (loss)	$0.10	$0.43	$0.07	$0.20	$0.14	$(0.99)	$0.12	$0.21

The sum of the quarterly amounts may not agree to the amounts in the Consolidated Statements of Income (Loss) for the entire year due to rounding.

The Company has restated its 2001 consolidated financial statements. The effect on the quarterly results previously reported for the periods ended March 31, 2001, June 30, 2001 and September 30, 2001 is as follows:

	Quarter Ended March 31, 2001		Quarter Ended June 30, 2001		Quarter Ended September 30, 2001
	As Previously Reported	Restated	As Previously Reported	Restated	As Previously Reported	Restated
In thousands except per-share amounts
Net sales	$58,266	$58,266	$58,940	$58,940	$53,478	$53,478
Cost of sales	41,672	41,893	42,133	42,529	39,008	39,087
Gross margin	16,594	16,373	16,807	16,411	14,470	14,391
Operating income	2,324	2,103	2,583	2,187	3,302	3,223
Income from continuing operations before income taxes	1,847	1,626	2,334	1,938	3,063	2,984
Income tax expense	610	533	757	618	710	682
Income from continuing operations	1,237	1,093	1,577	1,320	2,353	2,302
Net income	1,692	1,548	1,498	1,241	2,353	2,302
Basic earnings per share:
Continuing operations	$0.08	$0.07	$0.10	$0.08	$0.15	$0.14
Discontinued operations	0.03	0.03	(0.01)	(0.01)	—	—
Net income	0.11	0.10	0.09	0.07	0.15	0.14
Diluted earnings per share:
Continuing operations	$0.08	$0.07	$0.10	$0.08	$0.15	$0.14
Discontinued operations	0.03	0.03	(0.01)	(0.01)	—	—
Net income	0.11	0.10	0.09	0.07	0.15	0.14

There was no impact on net income or earnings per share for the quarter ended December 31, 2001. The sum of the quarterly restatement amounts for basic and diluted earnings per share for both income from continuing operations and net income may not agree to the total restatement amount for the year due to rounding.

15.    Restatement

On November 6, 2002, Lydall executives became aware of possible accounting irregularities at the Company’s Columbus, Ohio automotive operation. An investigation was initiated immediately and identified that certain Columbus employees, acting in collusion, had circumvented the local internal control system by delaying accounting recognition of liabilities and related expenses and, accordingly, caused misstatements of previously reported financial results. As a result, the Company is amending its Annual Report on Form 10-K for year ended December 31, 2001 to restate its financial position, results of operations and cash flows as of and for the year ended December 31, 2001. The impact of correcting these misstatements was to increase cost of sales by approximately $0.7 million and, consequently, reduce gross margin and operating income by approximately $0.7 million for the year ended December 31, 2001.

The effect on the operating results for the year ended December 31, 2001, as previously reported in the Company’s Annual Report on Form 10-K filed on March 25, 2002, is as follows:

	Year Ended December 31, 2001
	As Previously Reported	Restated
In thousands except per-share amounts
Net sales	$223,559	$223,559
Cost of sales	160,242	160,938
Gross margin	63,317	62,621
Operating income	12,300	11,604
Income from continuing operations before income taxes	10,776	10,080
Income tax expense	3,255	3,011
Income from continuing operations	7,521	7,069
Net income	7,419	6,967
Basic earnings per share:
Continuing operations	$0.47	$0.44
Discontinued operations	(0.01)	(0.01)
Net income	0.46	0.43
Diluted earnings per share:
Continuing operations	$0.47	$0.44
Discontinued operations	(0.01)	(0.01)
Net income	0.46	0.43

There was no impact on net income or earnings per share for the quarter ended December 31, 2001. The sum of the restated quarterly amounts (presented in Note 14) for basic and diluted earnings per share for both income from continuing operations and net income may not agree to the total restatement amount for the year due to rounding.

The effect on the balance sheet as of December 31, 2001, previously reported in the Company’s Annual Report on Form 10-K filed on March 25, 2002, is as follows:

	December 31, 2001
In thousands	As Previously Reported	Restated
Total inventories	$27,757	$27,859
Deferred tax assets	1,770	2,014
Total current assets	71,594	71,940
Total assets	187,171	187,517
Accounts payable	14,497	15,295
Total current liabilities	34,835	35,633
Retained earnings	145,083	144,631
Shareholders’ equity	119,035	118,583

There is no impact on net cash provided by operating activities.

Schedule II

LYDALL, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999

		Additions
In thousands	Balance at January 1,	Charged to Costs and Expenses	Charged to Other Accounts Describe	Deductions Describe	Balance at December 31,
2001
Allowance for doubtful receivables	$644	$345	$—	$(115)[1,2]	$874
LIFO reserve	555	132	—	(204)[3]	483
Inventory obsolescence reserve	293	878	—	(589)[4]	582
Reserve for future tax benefits	13,882	—	—	(6,654)[8,9]	7,228
2000
Allowance for doubtful receivables	$1,511	$358	$(36)[2]	$(1,189)[1,6,7]	$644
LIFO reserve	1,619	209	—	(1,273)[3,7]	555
Inventory obsolescence reserve	641	309	—	(657)[4,6]	293
Reserve for future tax benefits	2,104	11,778	—	—	13,882
1999
Allowance for doubtful receivables	$1,504	$364	$553[5]	$(910)[1]	$1,511
LIFO reserve	1,216	428	—	(25)[3]	1,619
Inventory obsolescence reserve	649	375	(22)[2]	(361)[4]	641
Reserve for future tax benefits	—	2,104	—	—	2,104

[1]	Uncollected receivables written off and adjustments to allowance.
[2]	Record foreign currency translation adjustments.
[3]	Adjustment of LIFO reserve for inventory levels and cost.
[4]	Write-off of obsolete inventory and current year activity.
[5]	Allowance for uncollected receivables recorded on Gerhardi’s completed opening balance sheet.
[6]	Elimination of allowance for uncollectible receivables and inventory reserve due to disposition of operations.
[7]	Reduction due to the reclassification of the reserve to “Net investment in discontinued operations” and “Assets held for sale.”
[8]	Reduction credited to income tax expense of $726 thousand.
[9]	Reduction credited to deferred tax assets due to rate reduction and other adjustments.

S-1