Form 10-Q/A
period 2002-06-30
LYDALL INC /DE/
filed 2003-03-06
CIK 60977

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $.10 par value per share.
Total Shares outstanding February 28, 2003	16,078,730

LYDALL, INC.

INDEX

		Page Number

Part I.	Financial Information

This amendment to the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2002 is being filed to revise the consolidated condensed financial statements as set forth in Note 8 to the Notes to Consolidated Condensed Financial Statements, from those previously filed on August 13, 2002. In this amendment the disclosures have not been updated other than to reflect the adjustments specifically discussed in Note 8 to the Notes to Consolidated Condensed Financial Statements.

	Item 1. Financial Statements

	Consolidated Condensed Balance Sheets	3

	Consolidated Condensed Statements of Income and Comprehensive Income	4-5

	Consolidated Condensed Statements of Cash Flows	6

	Notes to Consolidated Condensed Financial Statements	7-11

	Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	12-15

	Item 3. Quantitative and Qualitative Disclosures about Market Risk	15

Part II.	Other Information

	Item 1. Legal Proceedings	15

	Item 4. Submission of Matters to a Vote of Security Holders	15

	Item 6. Exhibits and Reports on Form 8-K	16

Signature		17

Certifications		18-19

Exhibit Index		20

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands)

	June 30, 2002	December 31, 2001
	(Restated See Note 8)
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,041	$955
Accounts receivable, net	46,241	35,458
Inventories:
Finished goods	10,509	10,408
Work in process	11,183	8,135
Raw materials and supplies	9,358	9,799
LIFO reserve	(483)	(483)

Total inventories	30,567	27,859
Income taxes receivable	—	611
Prepaid expenses	2,268	2,363
Net investment in discontinued operations	1,118	1,165
Assets held for sale	410	1,515
Deferred tax assets	2,108	2,014

Total current assets	83,753	71,940
Property, plant and equipment, at cost	148,137	138,976
Accumulated depreciation	(67,459)	(61,187)

	80,678	77,789
Other assets, net	39,179	37,788

Total assets	$203,610	$187,517

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,640	$9,473
Accounts payable	16,551	15,295
Accrued taxes	2,529	792
Accrued payroll and other compensation	5,941	3,144
Other accrued liabilities	5,437	6,929

Total current liabilities	41,098	35,633
Long-term debt	19,985	18,210
Deferred tax liabilities	6,978	6,818
Other long-term liabilities	8,283	8,273
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2,210	2,208
Capital in excess of par value	41,676	41,439
Retained earnings	151,505	144,631
Accumulated other comprehensive loss	(6,483)	(8,053)

	188,908	180,225
Treasury stock, at cost	(61,642)	(61,642)

Total stockholders’ equity	127,266	118,583

Total liabilities and stockholders’ equity	$203,610	$187,517

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands Except Per-Share Data)

	Three Months Ended June 30,
	2002	2001
	(Restated See Note 8)
	(Unaudited)
Net sales	$66,259	$58,940
Cost of sales	47,796	42,529

Gross margin	18,463	16,411
Selling, product development and administrative expenses	12,521	11,595
Impairment and restructuring charges	—	2,629

Operating income	5,942	2,187
Other (income) expense:
Investment income	(9)	(54)
Interest expense	202	243
Foreign currency transaction (gains) losses, net	(61)	50
Other, net	—	10

	132	249

Income from continuing operations before income taxes	5,810	1,938
Income tax expense	2,036	618

Income from continuing operations	3,774	1,320
Discontinued operations:
Loss from disposal of discontinued segments, net of tax benefit of $49	—	(79)

Loss from discontinued operations	—	(79)

Net income	$3,774	$1,241

Basic earnings (loss) per common share:
Continuing operations	$.24	$.08
Discontinued operations	—	(.01)

Net income	$.24	$.07
Diluted earnings (loss) per common share:
Continuing operations	$.23	$.08
Discontinued operations	—	(.01)

Net income	$.23	$.07
Weighted average common shares outstanding	15,995	15,889
Weighted average common shares and equivalents outstanding	16,430	16,117
Net income	$3,774	$1,241
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	2,731	(325)
Change in fair value of derivative instrument	(42)	(15)

Other comprehensive income (loss), before tax	2,689	(340)
Income tax (expense) benefit related to other comprehensive income (loss)	(941)	118

Other comprehensive income (loss), net of tax	1,748	(222)

Comprehensive income	$5,522	$1,019

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME

(In Thousands Except Per-Share Data)

	Six Months Ended June 30,
	2002	2001
	(Restated See Note 8)
	(Unaudited)
Net sales	$125,944	$117,205
Cost of sales	91,107	84,422

Gross margin	34,837	32,783
Selling, product development and administrative expenses	23,969	25,104
Impairment and restructuring charges	—	3,389

Operating income	10,868	4,290
Other (income) expense:
Investment income	(24)	(91)
Interest expense	385	576
Foreign currency transaction (gains) losses, net	(54)	198
Other, net	(24)	43

	283	726

Income from continuing operations before income taxes	10,585	3,564
Income tax expense	3,712	1,152

Income from continuing operations	6,873	2,412
Discontinued operations:
Loss from operations of discontinued segments, net of tax benefit of $181	—	(308)
Gain on disposal of discontinued segments, net of tax expense of $400	—	684

Income from discontinued operations	—	376

Net income	$6,873	$2,788

Basic earnings per common share:
Continuing operations	$.43	$.15
Discontinued operations	—	.02

Net income	$.43	$.17
Diluted earnings per common share:
Continuing operations	$.42	$.15
Discontinued operations	—	.02

Net income	$.42	$.17
Weighted average common shares outstanding	15,990	15,876
Weighted average common shares and equivalents outstanding	16,327	16,050
Net income	$6,873	$2,788
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	2,406	(708)
Change in fair value of derivative instrument	8	(140)

Other comprehensive income (loss), before tax	2,414	(848)
Income tax (expense) benefit related to other comprehensive income (loss)	(845)	295

Other comprehensive income (loss), net of tax	1,569	(553)
Cumulative effect of change in accounting principle, net of tax	—	201

Comprehensive income	$8,442	$2,436

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
	2002	2001
	(Restated See Note 8)
	(Unaudited)
Cash flows from operating activities:
Net income	$6,873	$2,788
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	5,111	4,918
Amortization	191	776
Gain on disposal of discontinued segments	—	(1,289)
Impairment and restructuring charges	—	3,389
Foreign currency transaction (gains) losses	(54)	198
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(11,624)	657
Income taxes receivable	611	2,583
Inventories	(1,809)	(3,834)
Prepaid expenses and other assets	(119)	(812)
Accounts payable	2,722	47
Accrued taxes	1,595	64
Accrued payroll and other compensation	2,714	(4,422)
Deferred income taxes	(78)	(950)
Other long-term liabilities	(124)	217
Other accrued liabilities	(1,389)	(1,998)

Total adjustments	(2,253)	(456)

Net cash provided by operating activities	4,620	2,332

Cash flows from investing activities:
Acquisitions, net	(1,035)	—
Proceeds from post-closing net equity adjustment	—	1,357
Proceeds from disposal of discontinued segments	47	14,163
Proceeds from assets held for sale	920	872
Additions of property, plant and equipment	(6,157)	(4,194)

Net cash (used for) provided by investing activities	(6,225)	12,198

Cash flows from financing activities:
Long-term debt proceeds	64,830	15,756
Long-term debt payments	(63,438)	(30,070)
Issuance of common stock	239	475

Net cash provided by (used for) financing activities	1,631	(13,839)

Effect of exchange rate changes on cash	60	(100)

Increase in cash and cash equivalents	86	591
Cash and cash equivalents at beginning of period	955	2,220

Cash and cash equivalents at end of period	$1,041	$2,811

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$432	$581
Income taxes	1,691	959

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1. The accompanying consolidated condensed financial statements include the accounts of Lydall, Inc. and its wholly owned subsidiaries (collectively, the “Company” or the “Registrant”). All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the consolidated condensed financial statements. Management believes that all adjustments, which include only normal recurring adjustments necessary to fairly present the consolidated financial position, results of operations and cash flows for the periods reported, have been included. The year-end consolidated condensed balance sheet was derived from the December 31, 2001 audited financial statements, as restated, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.

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

	Quarter Ended June 30, 2002			Quarter Ended June 30, 2001
	(Unaudited) (Restated See Note 8)			(Unaudited)
	Income from Continuing Operations ($000’s)	Average Shares (000’s)	Per-Share Amount	Income from Continuing Operations ($000’s)	Average Shares (000’s)	Per-Share Amount
Basic earnings per share	$3,774	15,995	$.24	$1,320	15,889	$.08
Effect of dilutive stock options	—	435	(.01)	—	228	—

Diluted earnings per share	$3,774	16,430	$.23	$1,320	16,117	$.08

	Net Income ($000’s)	Average Shares (000’s)	Per-Share Amount	Net Income ($000’s)	Average Shares (000’s)	Per-Share Amount
Basic earnings per share	$3,774	15,995	$.24	$1,241	15,889	$.07
Effect of dilutive stock options	—	435	(.01)	—	228	—

Diluted earnings per share	$3,774	16,430	$.23	$1,241	16,117	$.07

	Six Months Ended June 30, 2002			Six Months Ended June 30, 2001
	(Unaudited) (Restated See Note 8)			(Unaudited)
	Income from Continuing Operations ($000’s)	Average Shares (000’s)	Per-Share Amount	Income from Continuing Operations ($000’s)	Average Shares (000’s)	Per-Share Amount
Basic earnings per share	$6,873	15,990	$.43	$2,412	15,876	$.15
Effect of dilutive stock options	—	337	(.01)	—	174	—

Diluted earnings per share	$6,873	16,327	$.42	$2,412	16,050	$.15

	Net Income ($000’s)	Average Shares (000’s)	Per-Share Amount	Net Income ($000’s)	Average Shares (000’s)	Per-Share Amount
Basic earnings per share	$6,873	15,990	$.43	$2,788	15,876	$.17
Effect of dilutive stock options	—	337	(.01)	—	174	—

Diluted earnings per share	$6,873	16,327	$.42	$2,788	16,050	$.17

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

The following table reconciles the reported results for the second quarter and six months ended June 30, 2001 to the adjusted results for the same period had FAS 142 been adopted on January 1, 2001:

	Quarter Ended June 30, 2001	Six Months Ended June 30, 2001
In thousands except per-share data	(Unaudited)
Reported net income	$1,241	$2,788
Goodwill amortization	313	626
Tax effect of deductible goodwill	(96)	(203)

Adjusted net income	$1,458	$3,211

Basic earnings per share:
Reported net income	$.07	$.17
Goodwill amortization, net of tax	.02	.03

Adjusted net income	$.09	$.20

Diluted earnings per share:
Reported net income	$.07	$.17
Goodwill amortization, net of tax	.02	.03

Adjusted net income	$.09	$.20

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

5. During the second quarter of 2002, the Company signed a settlement agreement regarding the environmental claims against it relating to the Rogers Fibre Mill site, a matter previously disclosed in Note 12 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001. The Company and subsequent owners/operators of the site paid a total of $300 thousand, which is currently held in escrow pending final approval of the settlement. The Company’s share of the settlement was $150 thousand, an amount previously accrued. The settlement did not have any impact on the results of operations for the quarter or six months ended June 30, 2002.

During the second quarter of 2002, the Company entered into a consent order with the Connecticut Department of Environmental Protection relating to a matter previously disclosed in Item 1 of “Other Information” in the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2001. The Company paid $120 thousand in connection with this consent order. This amount had previously been accrued and therefore the settlement did not have any impact on the results of operations for the quarter or six months ended June 30, 2002.

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

7. Lydall’s reportable segments are: Thermal/Acoustical and Filtration/Separation. All other products are aggregated in Other Products and Services. Reconciling Items include Corporate Office operating expenses and intercompany eliminations. For a full description of each segment, refer to the “Notes to Consolidated Financial Statements” reported in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001. The table below presents net sales and operating income (loss) by segment for the quarter and six months ended June 30, 2002 and 2001:

In thousands Quarter Ended	Thermal/ Acoustical	Filtration/ Separation	Other Products and Services	Reconciling Items	Consolidated Totals
June 30, 2002 (Restated See Note 8)
Net sales	$39,023	$19,584	$8,112	$(460)	$66,259
Operating income	$6,585	$2,847	$738	$(4,228)	$5,942

June 30, 2001
Net sales	$33,349	$17,640	$8,483	$(532)	$58,940
Operating income (loss)	$5,572	$1,444	$(1,575)	$(3,254)	$2,187

In thousands Six Months Ended	Thermal/ Acoustical	Filtration/ Separation	Other Products and Services	Reconciling Items	Consolidated Totals
June 30, 2002 (Restated See Note 8)
Net sales	$73,716	$36,591	$16,535	$(898)	$125,944
Operating income	$11,771	$5,638	$1,424	$(7,965)	$10,868

June 30, 2001
Net sales	$65,450	$35,206	$17,799	$(1,250)	$117,205
Operating income (loss)	$9,969	$3,228	$(1,658)	$(7,249)	$4,290

The operating losses for Other Products and Services for the quarter and six months ended June 30, 2001 include pre-tax impairment and restructuring charges of $2.6 million and $3.4 million, respectively, related to the closing of the fiberboard operation.

8. On November 6, 2002, Lydall executives became aware of a possible accounting irregularity at the Company’s Columbus, Ohio automotive operation. An investigation was initiated immediately and identified that certain Columbus employees, acting in collusion, had circumvented the local internal control system by delaying accounting recognition of expenses and, accordingly, caused inaccuracies in previously reported financial results. Consequently, in November 2002 the Company restated its financial statements and filed amended Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2001, June 30, 2001 and September 30, 2001, as well as, its Annual Report on Form 10-K for the year ended December 31, 2001.

In connection with the completion and audit of the 2002 year-end financial statements, the Company and PricewaterhouseCoopers LLP, its independent auditor, conducted additional audit and forensic procedures at the Columbus Operation. These procedures identified inaccuracies in previously reported results for the quarter ended June 30, 2002, the correction of which are reflected in this restatement. The impact of correcting these inaccuracies was to increase cost of sales by approximately $255 thousand and to decrease selling, product

LYDALL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

development and administrative expenses by $24 thousand for the quarter and six months ended June 30, 2002. The total impact of the adjustments was to reduce income from continuing operations and net income by approximately $146 thousand after tax.

The effect on the operating results for the quarter and six months ended June 30, 2002, previously reported in the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002, was as follows:

	Quarter Ended June 30, 2002		Six Months Ended June 30 ,2002
	As Previously Reported	Restated	As Previously Reported	Restated
In thousands except per-share data	(Unaudited)		(Unaudited)
Net sales	$66,259	$66,259	$125,944	$125,944
Cost of sales	47,541	47,796	90,852	91,107
Gross margin	18,718	18,463	35,092	34,837
Selling, product development and administrative expenses	12,545	12,521	23,993	23,969
Operating income	6,173	5,942	11,099	10,868
Income from continuing operations before income taxes	6,041	5,810	10,816	10,585
Income tax expense	2,121	2,036	3,797	3,712
Income from continuing operations	3,920	3,774	7,019	6,873
Net income	3,920	3,774	7,019	6,873
Basic earnings per share:
Continuing operations	$0.25	$0.24	$0.44	$0.43
Discontinued operations	—	—	—	—
Net income	0.25	0.24	0.44	0.43
Diluted earnings per share:
Continuing operations	$0.24	$0.23	$0.43	$0.42
Discontinued operations	—	—	—	—
Net income	0.24	0.23	0.43	0.42

LYDALL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

The effect on the balance sheet as of June 30, 2002, previously reported in the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002, was as follows:

	June 30, 2002
In thousands	As Previously Reported	Restated(1)
	(Unaudited)
Total inventories	$30,812	$30,567
Deferred tax assets	$1,779	$2,108
Total current assets	$83,669	$83,753
Total assets	$203,526	$203,610
Accounts payable	$15,827	$16,551
Accrued payroll and other compensation	$5,983	$5,941
Total current liabilities	$40,416	$41,098
Retained earnings	$152,103	$151,505
Stockholders’ equity	$127,864	$127,266

(1)	The restated balance sheet amounts include the effects of the previously restated periods discussed above, as well as the impact of the current restatement.

There was no impact on net cash provided by operating activities for the six months ended June 30, 2002 previously reported in the Company’s Quarterly Report on Form 10-Q filed on August 13, 2002.

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations reflects the Company’s restatement of certain 2002 amounts (See Note 8).

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

Gross Margin

Gross margin for the second quarter of 2002 was 27.9 percent compared to 27.8 percent for the same quarter of 2001 and 27.7 percent and 28.0 percent for the six months ended June 30, 2002 and 2001, respectively. Increased sales volume for the Company’s automotive thermal/acoustical products and building materials products, as well as improved margins in the vital fluids business, positively impacted gross margin for the quarter and six months ended June 30, 2002. However, start-up activities at the Lydall Newport News Distribution Center and sales mix changes in the Thermal/Acoustical Segment partially offset the improvement in the quarter and more than offset these improvements year-to-date.

Selling, Product Development and Administrative Expenses

For the quarter and six months ended June 30, 2002, selling, product development and administrative expenses were $12.5 million and $24.0 million compared with $11.6 million and $25.1 million for the same periods of 2001, respectively. Selling, product development and administrative expenses were 18.9 percent of net sales for the quarter ended June 30, 2002, compared to 19.7 percent in the second quarter of 2001; and 19.0 percent of net sales for the first six months of 2002, compared to 21.4 percent for the first six months of 2001. The increased expense in the second quarter of 2002, as compared to the second quarter of 2001, was primarily related to increased bonuses accrued for in accordance with the Company’s Economic Value Added (EVA) program, which resulted from the Company’s improved performance. The decrease in costs for the six months ended June 30, 2002, as compared to the first six months of 2001, was primarily attributable to management’s continued focus on controlling and reducing discretionary administrative expenses, targeted reductions in headcount and minimized usage of external consulting, which more than offset the increased EVA bonus expense. In addition, the quarter and six months ended June 30, 2001 amounts include approximately $.3 million and $.6 million, respectively, of goodwill amortization expense. In accordance with FAS 142, goodwill is no longer amortized.

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

Thermal/Acoustical operating income for the second quarter and first six months of 2002 increased $1.0 million, or 18.2 percent and $1.8 million, or 18.1 percent, respectively, over the same periods of 2001. Operating margin for the quarter and six months ended June 30, 2002 was 16.9 percent and 16.0 percent, respectively, compared to 16.7 percent and 15.2 percent for the quarter and six months ended June 30, 2001. The overall increase in operating income primarily relates to increased gross margin from the automotive and building materials businesses and the Ossipee operation.

Filtration/Separation

Filtration/Separation net sales for the second quarter of 2002 increased $1.9 million, or 11.0 percent over the same period of 2001. Net sales for the first six months of 2002, increased $1.4 million, or 3.9 percent compared to the first six months of 2001. The majority of the increase in second quarter and six-month net sales was the result of solid sales performance in the air filtration business in Europe and liquid filtration market share gains. These gains were partially offset by domestic air filtration sales, which recovered during the second quarter, but are still lower year-to-date when compared to the first six months of 2001.

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

Liquidity and Capital Resources

Cash and cash equivalents were approximately $1.0 million at June 30, 2002 and December 31, 2001. Working capital at June 30, 2002 was $42.7 million compared with $36.3 million at December 31, 2001. The increase in working capital was primarily due to higher receivables and inventory related to the strong financial and operational performance of the Thermal/Acoustical Segment.

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

Critical Accounting Policies

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates, assumptions and judgments that affect the reported amounts of assets, liabilities, revenues and expenses. Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001 describes the significant accounting policies used, as well as the more significant estimates included, in the preparation of the consolidated financial statements. Actual results could differ from those estimates, assumptions and judgments.

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

All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Some of the factors that might cause such a difference include risks and uncertainties which are detailed in Note 12 and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in market risks from those disclosed in Item 7A of Management’s Discussion and Analysis of Financial Condition and Results of Operations in the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001.

PART II.    OTHER INFORMATION

Item 1.     Legal Proceedings

During the second quarter of 2002, the Company signed a settlement agreement regarding the environmental claims against it relating to the Rogers Fibre Mill site, a matter previously disclosed in Note 12 of the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2001. The Company and subsequent owners/operators of the site paid a total of $300 thousand, which is currently held in escrow pending final approval of the settlement. The Company’s share of the settlement was $150 thousand, an amount previously accrued. The settlement did not have any impact on the results of operations for the quarter or six months ended June 30, 2002.

During the second quarter of 2002, the Company entered into a consent order with the Connecticut Department of Environmental Protection relating to a matter previously disclosed in Item 1 of “Other Information” in the Company’s Quarterly Report on Form 10-Q/A for the period ended June 30, 2001. The Company paid $120 thousand in connection with this consent order. This amount had previously been accrued and therefore the settlement did not have any impact on the results of operations for the quarter or six months ended June 30, 2002

Item 4.     Submission of Matters to a Vote of Security Holders

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

10.28

Credit Agreement dated as of July 14, 1999 and amended and restated as of May 13, 2002, filed as Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q dated August 13, 2002 and incorporated herein by this reference.

99.13	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.14	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

b. Reports on Form 8-K

The Company did not file any reports on Form 8-K during the quarter or six months ended June 30, 2002.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

March 6, 2003	By:	/s/ THOMAS P. SMITH
Thomas P. Smith Vice President—Controller (On behalf of the Registrant and as Principal Accounting Officer)

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

March 6, 2003	/s/ CHRISTOPHER R. SKOMOROWSKI
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

March 6, 2003	/s/ WALTER A. RUSCHMEYER
Walter A. Ruschmeyer Executive Vice President—Finance and Administration, Chief Financial Officer

LYDALL, INC.

Index to Exhibits

Exhibit Number

3.1	Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by reference.

3.2	Bylaws of the Registrant, filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q dated November 12, 1999 and incorporated herein by reference.

10.28

Credit Agreement dated as of July 14, 1999 and amended and restated as of May 13, 2002, filed as Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q dated August 13, 2002 and incorporated herein by this reference.

99.13	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.14	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.