Form 10-K
period 2002-12-31
LYDALL INC /DE/
filed 2003-03-26
CIK 60977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Fiscal Year Ended December 31, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☒  No ☐

On March 12, 2003, the aggregate market value of the Registrant’s voting stock held by nonaffiliates was $137,347,481.

On March 12, 2003, there were 16,078,730 shares of Common Stock outstanding, exclusive of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Parts II and III incorporate information by reference from the definitive Proxy Statement distributed in connection with the Registrant’s Annual Meeting of Stockholders to be held on May 8, 2003.

The exhibit index is located on pages 20-22.

INDEX TO ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2002

The information called for by Items 5, 10, 11, 12 and 13, to the extent not included in this document, is incorporated herein by reference to such information included under the captions “Equity Compensation Plan Information,” “Board of Directors,” “Director Compensation,” “Executive Compensation,” “Securities Ownership of Directors, Certain Officers and 5 Percent Beneficial Owners,” “Certain Relationships and Related Transactions with Directors” and “Transactions with Management” in the Company’s definitive Proxy Statement distributed in connection with the 2003 Annual Meeting of Stockholders.

PART I

Lydall, Inc. and its subsidiaries are hereafter collectively referred to as “Lydall,” the “Company” or the “Registrant.”

Item 1. BUSINESS

Lydall designs and manufactures specialty engineered air and liquid filtration media, automotive thermal and acoustical barriers, passive and active industrial thermal and insulating solutions and certain medical filtration and bioprocessing components for demanding thermal/acoustical and filtration/separation applications.

The Company has defined the Thermal/Acoustical Segment and Filtration/Separation Segment as its core businesses and has developed a long-term strategy to concentrate primarily on these businesses. In accordance with this strategic focus, Lydall completed a restructuring program in 2001 discontinuing its Paperboard Segment, including divestment of the materials-handling business and the closing of its Connecticut boxboard plant. During 2002, the Company paid all remaining liabilities previously accrued for the fiberboard operation, sold certain assets and recorded a final non-cash charge to write-off the remaining assets that could not be sold.

The Company serves a number of market niches. Lydall’s products are primarily sold directly to customers through an internal sales force and distributed by the Company’s distribution operation or via common carrier. The majority of the Company’s products are sold to original equipment manufacturers and tier-one suppliers. The Company competes through high-quality, specialty engineered products and superior customer service. Lydall has a number of domestic and foreign competitors for its products, most of whom are either privately owned or divisions of larger companies, making it difficult to determine the Company’s share of the markets served.

Sales to the automotive market represented 47 percent of Lydall’s net sales in both 2002 and 2001 and 51 percent in 2000. Lydall’s thermal and acoustical products are used on a variety of automotive platforms and various other applications. Sales to Ford Motor Co. and DaimlerChrysler AG were $45.3 million and $32.9 million, or 18 percent and 13 percent of Lydall’s net sales in 2002, respectively. No other single customer accounted for more than 10 percent of the Company’s net sales in 2002.

Foreign and export sales were 34 percent of the Company’s net sales in 2002, 30 percent in 2001 and 37 percent in 2000. Export sales are concentrated primarily in Europe, Asia, Mexico and Canada and were $32.2 million, $25.6 million and $27.7 million in 2002, 2001 and 2000, respectively. Foreign sales were $53.0 million, $40.7 million and $67.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. Foreign operations generated after-tax income (losses) of $3.5 million, $1.8 million and ($19.8 million) (the loss in 2000 includes a loss on disposition of two unprofitable German operations of $19.3 million), for the years ended December 31, 2002, 2001 and 2000, respectively. Total foreign assets were $44.3 million at December 31, 2002 compared with $32.3 million at December 31, 2001 and $36.2 million at December 31, 2000.

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Reports on Form 8-K and all amendments to those reports are made available free of charge through the Investor Relations section of the Company’s website (www.lydall.com) after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the Commission).

SEGMENTS

Lydall has organized its business into two primary reportable segments – Thermal/Acoustical and Filtration/Separation. All other businesses are aggregated in Other Products and Services. Segments are defined by the grouping of similar products and services.

Thermal/Acoustical

Lydall’s thermal and acoustical barriers, temperature-control units and insulating products protect, control and insulate within temperature environments ranging from -459°F (-237°C) to +3000°F (+1649°C).

Lytherm® and Manniglas® products are employed as linings for ovens, kilns and furnaces, in glass and metal manufacturing, and in consumer appliances, as well as heating, ventilation and air-conditioning systems.

Lydall’s automotive thermal and acoustical barriers, including ZeroClearance®, AMS®, dBLyte® and Lytherm® products, are comprised of organic and inorganic fiber composites, fiber-and-metal combinations and all-metal components that are used in cars, trucks, sport-utility vehicles and vans. The Company holds patents on several of these products, which are employed on both the interior and exterior of the vehicle passenger cabin and within the engine compartment and around such components as exhaust systems, fuel tanks, heat and air-conditioning ducts, batteries and electronic components.

At the very coldest temperatures (approaching absolute-zero), Cryotherm® cryogenic materials, composed of 100 percent inorganic fibers, are used for super-insulating applications. These applications include tanker trucks that transport liquid gases, stationary and portable cryogenic storage vessels and fuel tanks for vehicles powered by liquid natural gas.

Lydall’s industrial thermal business designs and manufactures high precision, specialty engineered temperature-control equipment for demanding semiconductor, pharmaceutical, medical, laser and industrial applications.

Thermal/Acoustical Segment net sales, before elimination of intersegment sales, represented 59 percent of the Company’s net sales in 2002, 56 percent in 2001 and 61 percent in 2000. Additionally, total sales generated by the international operation of the Thermal/Acoustical Segment accounted for 23.5 percent, 20.2 percent and 35.5 percent of segment net sales in 2002, 2001 and 2000, respectively.

Filtration/Separation

The Filtration/Separation Segment includes air and liquid filtration products for industrial and consumer applications, as well as vital fluids management systems for medical and biopharmaceutical applications.

Lydair® high-efficiency air filtration media range in filtering efficiencies from 45 percent ASHRAE through all HEPA grades to the highest ULPA grade and filter particles as small as 0.1 micron. Uses for these products include industrial and commercial heating, ventilating and air-conditioning systems, cleanspace applications and consumer products.

Lydall also produces liquid filtration media, sold under the Lypore® and Actipure® trademarks, used for industrial and residential water purification, in high-efficiency hydraulic oil and lubrication filters for off-road vehicles, trucks and heavy equipment.

The Company’s vital fluids management systems are sold by its Charter Medical, Ltd. subsidiary (Charter Medical). Charter Medical designs and manufactures specialty blood and cell therapy products and Bio-Pak™ sterile flexible containers for use in biopharmaceutical processing. In addition, its medical filter components are employed in blood filtration devices such as cardiotomy reservoirs and autotransfusion filters.

Net sales from the Filtration/Separation Segment, before elimination of intersegment sales, represented 29 percent of the Company’s net sales in 2002 compared with 30 percent in 2001 and 26 percent in 2000. In addition, total sales generated by the international operation of the Filtration/Separation Segment accounted for 24.2 percent, 23.0 percent and 16.9 percent of segment net sales in 2002, 2001 and 2000, respectively.

Other Products and Services

The largest component of Other Products and Services is Lydall’s transport, distribution and warehousing business. This business specializes in time-sensitive shipments and has an in-depth understanding of the special nature and requirements of the paper and printing industries. Other Products and Services also include electrical insulation, assorted specialty products and battery separator materials sold in Europe.

Other Products and Services net sales, before elimination of intersegment sales, were 13 percent of the Company’s net sales in 2002 compared with 15 percent in 2001 and 2000.

Discontinued Operations

In February 2001, the Company discontinued the Paperboard Segment, which consisted primarily of the Southern Products and Lydall & Foulds operations.

The results of the Paperboard Segment have been excluded from continuing operations for all years presented. In the fourth quarter of 2002, the Company recorded an after-tax charge of approximately $220 thousand, or $.01 per diluted share for additional costs incurred during the phase-out period. See Note 6 in “Notes to Consolidated Financial Statements.”

GENERAL BUSINESS INFORMATION

Lydall holds a number of patents, trademarks and licenses. While no single patent, trademark or license is critical to the success of Lydall, together these intangible assets are of considerable value to the Company.

The Company’s business is generally not seasonal; however, results of operations may be impacted by shutdowns at our automotive customers that typically occur in the third quarter of each year. Lydall maintains levels of inventory and grants credit terms that are normal within the industries it serves. The Company uses a wide range of raw materials in the manufacturing of its products. The majority of raw materials used are available from a variety of suppliers that could be substituted as necessary.

Lydall invested $6.5 million in 2002, $6.9 million in 2001 and $8.3 million in 2000, or approximately 3 percent of net sales for each year, to develop new products and to improve existing products. Most of the Company’s investment in research and development is application specific; very little is pure research. There were no significant customer-sponsored research and development activities during the past three years.

Lydall’s backlog was $26.8 million at December 31, 2002, $21.1 million at December 31, 2001 and $26.3 million at December 31, 2000. Backlog at January 31, 2003 was $28.5 million. The increase in backlog at December 31, 2002 compared to December 31, 2001 was primarily the result of increases in orders from the automotive market, additional Ossipee operation backlog in 2002 and the strengthening of the Euro in 2002 versus 2001. These increases were partially offset by reductions in backlog in the Filtration/Separation Segment. The decrease in backlog from December 31, 2000 to December 31, 2001 was primarily the result of a change in the methodology used to calculate backlog. There are minimal seasonal aspects to Lydall’s backlog as of the end of the Company’s fiscal years.

No material portion of Lydall’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any governmental body.

Lydall believes that its plants and equipment are in substantial compliance with applicable federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Additional measures to maintain compliance with presently enacted laws and regulations are not expected to have a substantially adverse effect on the capital expenditures, earnings or competitive position of the Company. For information relating to an environmental proceeding involving the Company, please refer to Note 14 in “Notes to Consolidated Financial Statements.”

As of December 31, 2002, Lydall employed 1,241 people. Four unions with contracts expiring on March 31, 2005 represented 62 of the Company’s employees in the United States. Lydall considers its employee relationships to be satisfactory and did not have any actual or threatened work stoppages due to union-related activities in 2002. All employees at the Company’s facility in France are covered under a National Collective Bargaining Agreement. Certain salaried and all hourly employees at the German operation are also covered under a National Collective Bargaining Agreement.

There are no anticipated operating risks related to foreign investment law, expropriation, inflation effects or availability of material, labor and energy. The Company’s foreign and domestic operations limit foreign currency exchange transaction risk by completing transactions in their functional currencies whenever practical or through the use of foreign currency forward exchange contracts when deemed appropriate.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E. Without limiting the generality of the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and other similar expressions are intended to identify forward-looking statements. Investors should be aware that such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on assumptions believed to be valid at the time. Thus, such expectations are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements. In addition to general economic conditions and market trends, some of the important factors which could cause actual results to differ materially from those anticipated include: a major downturn of the United States or European automotive markets, raw-material pricing and supply and new-product introductions (see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Concerning Factors That May Affect Future Results” for a more detailed discussion of these factors).

Item 2. PROPERTIES

The principal properties of the Company as of December 31, 2002 are situated at the following locations and have the following characteristics:

			Approximate Area
	Location	Primary Business Segment/General Description	Land (Acres)	Buildings (Sq. Feet)

1.	Hamptonville, North Carolina	Thermal/Acoustical – Product Manufacturing	35.0	122,000
2.	Columbus, Ohio	Thermal/Acoustical – Product Manufacturing	9.0	80,000
3.	St. Johnsbury, Vermont	Thermal/Acoustical – Product Manufacturing	17.0	86,000
4.	Meinerzhagen, Germany	Thermal/Acoustical – Product Manufacturing	3.8	86,000
5.	Ossipee, New Hampshire	Thermal/Acoustical – Thermal Control Unit Fabricating	15.0	68,000
6.	Green Island, New York	Thermal/Acoustical – Product Manufacturing	5.4	275,000
7.	Rochester, New Hampshire	Filtration/Separation – Specialty Media Manufacturing	18.0	158,000
8.	Saint-Rivalain, France	Filtration/Separation – Specialty Media Manufacturing	14.3	156,000
9.	Lakewood, New Jersey	Filtration/Separation – Biomedical Products Manufacturing	3.5	20,000
10.	Winston-Salem, North Carolina	Filtration/Separation – Biomedical Products Manufacturing	2.6	71,000
11.	Newport News, Virginia	Other Products and Services – Warehouse and Office Facility	7.2	100,000
12.	Manchester, Connecticut	Corporate Office	4.5	20,000

Properties numbered 2, 3, 9, 10 and 11 are leased; all others are owned. For information regarding lease obligations, see Note 14 in “Notes to Consolidated Financial Statements.” Lydall considers its properties to be in good operating condition and are suitable and adequate for its present needs. All properties are being appropriately utilized consistent with experience and demand for the Company’s products. In addition to the properties listed above, the Company had several additional leases for sales offices and warehouses in the United States, Europe, Japan and Singapore.

Item 3. LEGAL PROCEEDINGS

No significant legal proceedings were instituted or settled in the fourth quarter of 2002. See Note 14 in “Notes to Consolidated Financial Statements” for additional information on legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2002.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Lydall, Inc., together with the offices presently held by them, their business experience since January 1, 1998, and their ages as of March 12, 2003, the record date of the Company’s 2003 Annual Meeting, are as follows:

Name	Age	Title	Other Business Experience Since 1998

Christopher R. Skomorowski	49	President and Chief Executive Officer and Director (since 1998)	Division President of Lydall Westex

Walter A. Ruschmeyer	52	Executive Vice President – Finance and Administration, Chief Financial Officer (since 2000)	Interim Vice President of Finance and Treasurer, Lydall, Inc., Partner in Bushavior, Controller of Carrier Corporation

Raymond S. Grupinski, Jr.	41	Group President – Lydall Thermal/Acoustical Group (since 2000)	Division President of Lydall Westex, Director of Operations of Lydall Westex, General Manager of Lydall Westex Columbus Operation

Kevin G. Lynch	50	Group President – Lydall Filtration/Separation Group (since 2000)	Division President of Lydall Manning, Vice President of Sales and Marketing of Lydall Technical Papers

Thomas P. Smith	45	Vice President – Controller (since 2000)	Assistant Controller of Carrier Corporation

Steven W. Thompson	44	Vice President – Investor Relations and Secretary (since 2002) and Group Director of Finance and Administration Filtration/Separation Group (since 2001)	Investment Specialist at Charles Schwab & Co., Inc., Vice President Controller and Treasurer of The Connecticut Surety Co., Inc.

Mary A. Tremblay	42	Vice President and General Counsel (since 2002)	General Counsel and Secretary of Lydall, Inc.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK AND DIVIDEND HISTORY

The Company’s Common Stock is traded on the New York Stock Exchange under the symbol LDL. Shares totaling 5,346,200 and 6,131,300 were traded during 2002 and 2001, respectively. The table below shows the range of reported sale prices on the New York Stock Exchange Composite Tape for the Company’s Common Stock for the periods indicated. As of March 12, 2003, the record date for the Company’s 2003 Annual Meeting, 1,499 stockholders of record held 16,078,730 shares of Lydall’s Common Stock, $.10 par value. As of the record date, there were no shares outstanding of the Company’s Preferred Stock, $1.00 par value.

	High	Low	Close

2002
First Quarter	$14.96	$9.72	$14.18
Second Quarter	16.10	13.50	15.25
Third Quarter	14.54	9.60	11.80
Fourth Quarter	12.55	9.86	11.35

2001
First Quarter	$11.49	$8.69	$10.40
Second Quarter	14.80	9.45	12.00
Third Quarter	13.50	6.06	6.60
Fourth Quarter	10.34	6.05	10.00

The Company’s domestic revolving credit facility contains restrictions that limit the amount of dividends (whether in cash, securities or other property, unless payable solely in additional shares of the Company’s capital stock) that can be paid to external shareholders of its capital stock each fiscal year. Currently, the Company does not pay a cash dividend on its Common Stock and does not anticipate doing so in the foreseeable future. Cash will be reinvested in operations.

Information regarding equity compensation plan information is incorporated by reference to the definitive Proxy Statement of Lydall filed with the Commission in connection with its Annual Meeting of Stockholders to be held on May 8, 2003.

Item 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

In thousands except per share amounts	2002	2001	2000	1999	1998

Financial results from continuing operations
Net sales	$253,522	$223,559	$261,118	$274,984	$183,236
Income (loss) from continuing operations	11,732	7,069	(3,616)	11,089	7,233

Common stock per share data
Diluted income (loss) from continuing operations	$.72	$.44	($.23)	$.70	$.45
Diluted net income (loss)	.71	.43	(.15)	.68	.26

Financial position
Total assets	$210,888	$187,517	$194,964	$220,236	$226,848
Working capital (deficit)	44,593	36,307	54,550	64,630	(9,090)
Long-term debt, net of current maturities	16,228	18,210	24,927	38,334	—
Total stockholders’ equity	130,068	118,583	111,753	115,236	109,225

Property, plant and equipment
Net property, plant and equipment	$85,801	$77,789	$74,420	$80,556	$107,836
Capital expenditures	14,171	11,948	19,767	16,773	17,657
Depreciation	11,183	9,874	9,925	11,946	8,844

Performance and other ratios
Gross margin	25.73%	28.01%	26.29%	24.87%	31.55%
Operating margin	7.19%	5.19%	7.27%	6.45%	6.15%
Current ratio	2.09	2.02	2.32	2.28	.91
Total debt to total capitalization	16.6%	18.9%	22.3%	28.2%	33.4%

The results of operations of the discontinued Paperboard and Wovens Segments have been excluded from the Selected Financial Data table for all applicable periods. The Paperboard and Wovens Segments’ balance sheet items have been excluded from calculations of the “Performance and other ratios” section for all periods presented, except for the current ratio.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E. Without limiting the generality of the foregoing, the words “believes,” “anticipates,” “plans,” “expects,” and other similar expressions are intended to identify forward-looking statements. Investors should be aware that such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on assumptions believed to be valid at the time. Thus, such expectations are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements. In addition to general economic conditions and market trends, some of the important factors which could cause actual results to differ materially from those anticipated include, but are not limited to, the following:

A Major Downturn of the United States or European Automotive Markets – Although Lydall’s automotive sales are not solely contingent on the strength of the automotive market, a significant downturn of the United States or European automotive industries could have a substantial impact on Lydall’s results. The Company can also be affected when automotive manufacturers discontinue production of specific models that contain Lydall’s products. Conversely, Lydall benefits from the introduction of new models that contain the Company’s products. Approximately 47 percent of Lydall’s total net sales in 2002 were to the automotive market. Lydall’s automotive products are thermal and acoustical barriers employed both inside and under the body of vehicles. Most of Lydall’s products are supplied to meet unique, niche applications. Lydall may have a number of components on a particular automotive platform and applications can range across all types of vehicles from sport-utility models to trucks, vans and cars. Thus, there is no direct correlation between the number of Lydall products sold and the number of vehicles being built by automotive manufacturers. Slight fluctuations in automotive production have relatively little effect on Lydall’s business; however, a major downward shift could prevent Lydall from achieving its anticipated results.

Raw Material Pricing and Supply – Raw material pricing and supply issues affect all of Lydall’s businesses and can influence results in the short term. The Thermal/Acoustical Segment uses aluminum to manufacture most automotive heat shields. Volatility in aluminum prices could impact the Thermal/Acoustical Segment’s profitability where the Company is selling its products under long-term agreements with fixed sales prices.

New Product Introductions – Improved performance and growth is partially linked to new product introductions planned for the future. The timing and degree of success of new product programs could impact Lydall’s anticipated results.

Lydall does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company.

CONSOLIDATED RESULTS OF OPERATIONS

Net sales

For the year ended December 31, 2002, Lydall recorded net sales of $253.5 million compared to $223.6 million for the year ended December 31, 2001, an increase of $30.0 million, or 13.4 percent. The improvement in net sales was attributable to increases in sales volumes across all core businesses. These increases were driven by new platform and product awards in the automotive business and new business gains in filtration and bioprocessing coupled with the incremental sales added by the Ossipee operation, acquired in October 2001, and the impact of foreign currency translation of approximately 1.3 percent.

In 2001, the Company generated $223.6 million in net sales compared with $261.1 million for the year ended December 31, 2000. The decrease in net sales was primarily the result of the divestment of two German operations at the end of the third quarter of 2000. Those operations contributed $34.3 million in sales for 2000. After adjusting net sales for this divestment, as well as the divestments of a gasket business during the first quarter of 2000, a fiberboard operation at the end of the first quarter of 2001 and the acquisition of the Ossipee operation in the fourth quarter of 2001, net sales for 2001 and 2000 were $220.3 million and $220.2 million, respectively. As adjusted, net sales for the Thermal/Acoustical Segment for 2001 improved over 2000 primarily due to increased automotive sales. This increase was offset by a decline in net sales from the Filtration/Separation Segment and Other Products and Services due to lower demand for air filtration products and the slow down in the economy, which reduced sales of the Company’s industrial substrate products.

Gross margin

Lydall recorded gross margin for the year ended December 31, 2002 of 25.7 percent compared with 28.0 percent for the year ended December 31, 2001. Although the Company realized an increase in net sales in 2002 from 2001, several items negatively impacted gross margin. These items included a significant operating loss at the Columbus operation (described more fully below) in the fourth quarter of 2002, an increase in tooling sales which typically have low or no gross margin, sales mix changes in other thermal products and start-up costs associated with the Newport News Distribution Center. In addition, order deferrals for air filtration and bioprocessing products in the fourth quarter led to under-absorption of factory overhead. These negative events combined to more than offset the significant improvement in the operating performance of the vital fluids and industrial thermal businesses and gross margin improvement from increased sales volumes of automotive products.

The Company recorded gross margin for the year ended December 31, 2001 of 28.0 percent compared with 26.3 percent for the year ended December 31, 2000. The Company improved its gross margin despite lower sales volumes primarily due to the sale of the unprofitable German operations at the end of the third quarter of 2000 and the achievement of operational efficiencies, particularly within the Thermal/Acoustical Segment.

Selling, product development and administrative expenses

Selling, product development and administrative expenses were $46.7 million, or 18.4 percent of net sales for 2002, compared with $47.6 million, or 21.3 percent for 2001. The 2001 amount includes $1.3 million of goodwill amortization, which in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” is no longer amortized. Adjusting the 2001 amount for the goodwill amortization, selling, product development and administrative expenses increased $.4 million, or less than 1 percent in 2002 from 2001. Increases from the addition of the Ossipee operation and additional accruals for incentive compensation under the Company’s Economic Value Added (EVA) Program were substantially offset by controlled spending, targeted headcount reductions and minimized usage of external consulting. Selling, product development and administrative expenses were $47.6 million for 2001 compared with $49.7 million for 2000 due to the disposition of several operations and the Company’s continued focus on controlling these costs.

Impairment and restructuring charges

During the fourth quarter of 2002, the Company recorded a final pre-tax non-cash charge of $.3 million, or $.01 per diluted share related to the closed fiberboard operation. This charge represented the write-off of the remaining assets that could not be sold.

During 2001, the Company recorded a pre-tax charge of $3.4 million, or $.13 per diluted share for closing costs, severance benefits and impairment of assets held for sale related to the closing of the fiberboard operation. On April 2, 2001, the Company sold certain assets of this business for approximately $1.9 million and announced that the operation would be closed.

Other income and expense

For the year ended December 31, 2002, Lydall recorded other expense of $.8 million, consisting primarily of interest expense of $.9 million, offset by net foreign currency transaction gains of $.1 million. Interest expense for 2002 was $.1 million less than interest expense for 2001, primarily due to lower debt levels and interest rates.

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

Income taxes

The effective rate on income from continuing operations for the year ended December 31, 2002 was 32.6 percent compared to an effective rate of 29.9 percent in 2001. The effective tax rate for 2002 was impacted favorably by benefits derived from tax-exempt export income, state income tax credits realized during the year, as well as the favorable resolution of tax issues in a tax audit. The effective tax rate for 2001 was impacted favorably by the settlement of a tax audit during the year. For 2003, the Company expects its effective tax rate to be approximately 35 percent.

The effective tax rate on loss from continuing operations for the year ended December 31, 2000 was a benefit of 39.5 percent. The 2000 tax rate reflected a tax benefit on the consolidated loss for the year and additional benefits derived from exempt Foreign Sales Corporation income and state income tax credits.

SEGMENT RESULTS

Thermal/Acoustical

Net sales for the Thermal/Acoustical Segment for 2002 were $150.4 million compared with $125.7 million for 2001, an increase of $24.7 million, or 19.6 percent. The increase in segment net sales was primarily driven by increased automotive product and tooling sales for new platforms and the full year impact of the Ossipee operation, which was acquired in the fourth quarter of 2001. The impact of foreign currency translation increased segment net sales by approximately 1.6 percent for 2002.

Sales to the automotive industry accounted for approximately 80 percent of total segment net sales in 2002. Strong performance by the Company’s Gerhardi operation in Germany as new platforms such as the BMW Mini, the BMW 7 Series and new business with Nissan contributed to the increase in segment net sales for 2002. Growth in Europe is expected to remain strong going forward. In December 2002, the Company announced a $16.0 million expansion to support new business from French original equipment manufacturers. The new facility, to be located in St. Nazaire, France, is anticipated to come online in 2004 and is expected to provide the additional capacity needed to support the Company’s European customers.

Industrial thermal/acoustical products account for approximately 20 percent of total segment net sales and include the sales of the Ossipee operation acquired in 2001. Sales of these products are particularly sensitive to economic conditions, and as a result, posted only modest revenue gains in 2002 resulting from new business in building materials and market share gains in the appliance market.

For 2002, operating income was $20.4 million compared to $18.4 million in 2001, an increase of $2.0 million, or 11.0 percent. The increase, excluding goodwill amortization of $1.0 million in 2001 no longer amortized under FAS 142, was $1.0 million. Operating margin for 2002 was 13.6 percent of segment net sales compared to 14.7 percent in 2001. The increase in operating income for 2002 was the result of increased automotive sales, the realization of operational improvements at the Green Island operation and the addition of the Ossipee operation. Additionally, the impact of foreign currency translation increased segment operating income by approximately 1.3 percent for 2002. Operating margin was negatively impacted by sales mix changes in other thermal products, higher tooling sales that carry low or no margin and the significant operating loss at the Columbus operation (described more fully below) in the fourth quarter of 2002.

Net sales for the Thermal/Acoustical Segment for 2001 were $125.7 million compared with $158.5 million for 2000, a decrease of $32.7 million, or 20.7 percent. Operating income increased by $1.7 million, or 9.9 percent from 2000. The decrease in segment net sales was primarily the result of the divestment of two unprofitable German operations at the end of the third quarter of 2000. Those operations contributed $34.3 million in sales for 2000. In addition, the divestments of the fiberboard operation and the gasket business negatively impacted segment net sales year over year. Offsetting these declines was the acquisition of the Ossipee operation during the fourth quarter of 2001. Adjusted for acquisitions and dispositions, segment net sales were $123.7 million for 2001 compared with $122.6 million for 2000, an increase of approximately 1 percent.

Sales to the automotive industry accounted for approximately 80 percent of total segment net sales in 2001. For the year ended December 31, 2001, Lydall increased its continuing automotive business by approximately 4 percent through the success of new products, increased content on key platforms and increased sales to the European market.

Industrial thermal/acoustical products accounted for approximately 20 percent of total segment net sales in 2001. Sales of these products are particularly sensitive to economic conditions. Accordingly, sales and margins declined during 2001 compared with 2000 due to lower demand in the commercial building products market. In addition, during October 2001, this business completed its acquisition of the Ossipee operation, complementing its existing passive thermal business.

Filtration/Separation

For 2002, Filtration/Separation Segment net sales increased $6.1 million, or 9.2 percent to $72.8 million from $66.6 million in 2001. This increase was primarily driven by increased sales of air filtration products in Europe, liquid filtration products in the United States, as well as increases in the bioprocessing and blood management businesses. The impact of foreign currency translation increased segment net sales by approximately 1.3 percent for 2002.

Sales of filtration products increased approximately 9.9 percent in 2002 from 2001 levels. The increase was driven by new business gains of the Company’s microglass air filtration products in Europe, strong year over year growth of carbon filter media for liquid filtration and the introduction of membrane composite media. This increase for 2002 was achieved in spite of soft commercial and industrial and semiconductor markets.

Sales of vital fluids products increased approximately 7.1 percent for 2002 compared to 2001. Increased market share and market growth for Charter Medical’s flexible containers for bioprocessing applications and a 20 percent increase in blood and cell therapy products contributed to the increase. In addition, Charter Medical received regulatory approval for certain of its blood management products in 2002 allowing for distribution in Europe and Canada. These increases were partially offset by lower demand for cardiotomy reservoir components during the year.

Operating income improved $3.3 million, or 46.0 percent to $10.6 million for 2002 compared with $7.3 million for 2001. Operating margin as a percent of segment net sales also improved to 14.6 percent in 2002 from 10.9 percent in 2001. The improvement in operating income for the year resulted from increases in sales volume in the filtration and vital fluids businesses, material and labor cost reduction efforts, controlled selling, product development and administrative expenses and approximately $.3 million due to the absence of goodwill amortization. Foreign currency translation did not have a significant impact on segment operating income.

For 2001, Filtration/Separation Segment net sales declined $1.3 million, or 1.9 percent to $66.6 million compared with 2000. Operating income declined by approximately $3.0 million, or 28.9 percent for 2001 compared with 2000.

Sales of air filtration products declined approximately 6 percent from 2000 to 2001 due principally to softness in domestic commercial construction and declines in new cleanspace construction in Asia. This decrease was partially offset by stronger sales of air filtration products in Europe and increased revenues of higher growth liquid filtration products. Operating income declined due to lower sales volume.

Sales of vital fluids management systems were flat for the year 2001 compared with 2000 primarily due to bioprocessing order deferrals in the fourth quarter of 2001. For the full year, sales of Bio-PakTM containers nearly doubled year 2000 levels. Operating income was negatively impacted primarily due to write-offs of blood management products during the second quarter of 2001.

Other Products and Services

Segment net sales were $32.2 million for 2002, a decrease of $1.1 million, or 3.3 percent from $33.3 million in 2001. Segment net sales declined primarily due to the divestment of the fiberboard operation in the first half of 2001. After removing the related sales impact of the fiberboard operation from 2001, segment net sales increased by approximately $.1 million. This increase primarily related to additional revenues provided by the Newport News Distribution Center, which were partially offset by a decline in sales of the Company’s economically sensitive specialty products in 2002 from 2001. Operating income increased $2.6 million from a loss of approximately $.4 million in 2001 to income of $2.2 million in 2002, including charges of $.3 million and $3.4 million recorded in 2002 and 2001, respectively, related to the closure of the fiberboard operation. Excluding these impairment charges, operating income decreased $.5 million in 2002 compared to 2001 primarily due to start-up costs associated with the Newport News Distribution Center.

Segment net sales were $33.3 million for 2001, a decrease of $5.5 million, or 14.3 percent from $38.8 million in 2000. Segment net sales declined primarily due to the divestment of the fiberboard operation in the first half of 2001. Operating income decreased $4.3 million to a loss of $.4 million over the same period. The decline in operating income primarily related to impairment and restructuring charges of $3.4 million recorded in connection with the closure of the fiberboard operation. In addition, the Company incurred additional costs in the fourth quarter of 2001 related to start-up activities at the Newport News Distribution Center.

Discontinued Operations

In February 2001, the Company discontinued the Paperboard Segment, which consisted primarily of the Southern Products and Lydall & Foulds operations.

In the fourth quarter of 2002, the Company recorded an after-tax charge of $.2 million, or $.01 per diluted share for additional costs incurred during the phase-out period.

The results of the Paperboard Segment have been excluded from continuing operations for all years presented. See Note 6 in “Notes to Consolidated Financial Statements.”

Columbus Operation Matter

On November 15, 2002, Lydall disclosed its identification and correction of an accounting irregularity at its Columbus, Ohio automotive operation. Shortly thereafter, the Company restated its financial statements and filed amended Quarterly Reports on Form 10-Q for the quarterly periods ended March 31, 2001, June 30, 2001 and September 30, 2001, as well as, its Annual Report on Form 10-K for the year ended December 31, 2001. In connection with the completion and audit of the year-end financial statements, the Company and PricewaterhouseCoopers LLP, its independent auditor, identified additional potential adjustments at the Columbus operation and, accordingly, conducted additional audit and forensic procedures. The procedures identified additional potential adjustments that, if recorded, would impact reported earnings both positively and negatively. Management and the Company’s Audit Review Committee considered the combined net impact for each quarter of 2001 and 2002 and for the full year 2001 and concluded that such effects were significant only to the second quarter of 2002. Accordingly, the Company restated its financial statements and amended its Quarterly Report on Form 10-Q for the quarter ended June 30, 2002. The impact of correcting these inaccuracies was to increase cost of sales by approximately $255 thousand and to decrease selling, product development and administrative expenses by $24 thousand for the quarter and six months ended June 30, 2002. The total impact of the adjustments was to reduce income from continuing operations and net income by approximately $146 thousand.

The accounting irregularity that occurred in 2001 and a temporary increase in factory throughput during the first nine months of 2002 acted to mask ongoing shop floor inefficiencies and poor management of labor and material costs. Those conditions, the disruption related to the termination in late 2002 of the employees involved in the irregularity and the cost of corrective actions implemented by Thermal/Acoustical Group management significantly impacted the Columbus operation’s financial performance in the fourth quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended 2002 with $2.6 million in cash and cash equivalents compared with $1.0 million as of December 31, 2001.

Net cash provided by operating activities in 2002 was $18.4 million compared with $16.1 million in 2001. The increase of $2.4 million for 2002 reflects improved operating performance partially offset by a $5.9 million contribution to the Company’s defined benefit pension plans and an increase in working capital. In 2001, net cash provided by operating activities decreased $1.1 million to $16.1 million compared to $17.2 million in 2000. The decrease in cash flow during 2001 was primarily attributable to changes in working capital items.

Net cash used for investing activities was $14.1 million in 2002 compared to $15.2 million in 2001. For 2002, capital expenditures totaled $14.2 million, exclusive of a purchase of foreign assets of $1.7 million not yet settled in cash as of December 31, 2002.

Acquisition activities used $1.1 million in cash as certain contingent events associated with the acquisition of the Ossipee operation were met in 2002. Proceeds from sales of assets classified as held for sale provided $1.0 million in cash. Cash used for investing activities was $15.2 million in 2001 compared to $5.4 million in 2000. For 2001, capital expenditures totaled approximately $11.9 million and acquisition activities used $18.7 million in cash. These expenditures were partially offset by proceeds from the sale of the Southern Products operation, a favorable settlement of a net equity adjustment related to the acquisition of the Gerhardi operation and proceeds from the sale of certain assets of the fiberboard operation.

In 2002, net cash used for financing activities was $2.8 million compared with $2.1 million in 2001. For the years ended December 31, 2002 and 2001, debt was reduced by $3.9 million and $3.2 million, respectively. Proceeds from stock option exercises were approximately $1.1 million in both 2002 and 2001. The Company did not repurchase any of its Common Stock in 2002 or 2001. Currently, the Company has no plans to repurchase its Common Stock except to offset shares granted under Lydall’s stock option plans, as deemed appropriate and within the confines of the Company’s credit agreements, as applicable.

Cash requirements for 2003 will include the funding of ongoing operations, contributions to the Company’s defined benefit pension plans, capital expenditures, debt service and acquisitions, if completed. Capital spending for 2003 is expected to be approximately $24.8 million, including approximately $7.0 million for the Thermal/Acoustical Segment’s European expansion. However, in accordance with the Company’s domestic revolving credit facility, capital expenditures in excess of $20.0 million require approval by the participating banks. The Company expects to finance its 2003 cash requirements from cash provided by operating activities and through borrowings on its existing credit agreements.

At the end of 2002, total indebtedness was $25.9 million, or 16.6 percent of the Company’s total capital structure. The Company continually explores its core markets for suitable acquisitions. Strategic acquisitions, if completed, would be financed under the credit facility described under “Financing Arrangements” below or other forms of financing, as required. Given appropriate acquisition opportunities, the Company would consider increasing its total debt to total capitalization ratio above current levels.

At December 31, 2002, the Company’s significant contractual obligations to make future payments under contracts were as follows:

	Payments Due by Period

In thousands	2003	2004	2005	2006	2007	After 5 years	Total

Contractual obligations:
Operating leases	$3,414	$3,070	$2,599	$1,919	$1,570	$3,161	$15,733
Long-term debt	4,856	2,428	13,800	—	—	—	21,084
Lines of credit	4,830	—	—	—	—	—	4,830

Total contractual obligations	$13,100	$5,498	$16,399	$1,919	$1,570	$3,161	$41,647

In addition to the above contractual obligations, the Company utilizes letters of credit in the ordinary course of business and to satisfy self-insurance security deposit requirements. Outstanding letters of credit were $2.4 million and $2.1 million as of December 31, 2002 and 2001, respectively. The Company does not expect any material losses to result from these instruments, as performance is not expected to be required. See Notes 3 and 14 in “Notes to Consolidated Financial Statements” for additional information regarding contractual obligations.

Financing Arrangements

The Company amended and restated its $50 million domestic revolving facility with a group of five banking institutions on May 13, 2002. Under the new arrangement, the Company may borrow up to $50 million, or the equivalent in certain other foreign currencies. This facility, which has a maturity date of September 30, 2005, was renewed under terms and conditions similar to those previously in place under the prior agreement. Amounts borrowed under this agreement are required to be paid in full by September 30, 2005, unless the agreement is extended through amendment or renegotiation. The rate of interest charged on outstanding loans can, at the Company’s option, subject to certain restrictions, be based on the prime rate or at rates from 100 to 175 basis points over a Eurocurrency loan rate. The basis point spread over the Eurocurrency rate is based on the Company’s leverage ratio. Under the arrangement, the ongoing commitment fee varies from 25.0 to 37.5 basis points of the maximum amount that can be borrowed, net of any outstanding borrowings and net of amounts beneficiaries may draw under outstanding letters of credit. The loan agreement contains restrictions that limit the amount of dividends (whether in cash, securities or other property, unless payable solely in additional shares of the Company’s capital stock) that can be paid to external shareholders of its capital stock each fiscal year. The loan agreement also contains restrictive financial covenants primarily related to indebtedness, leverage ratio, fixed charge coverage ratio, capital expenditures, EBITDA (adjusted for certain non-recurring transactions) and net worth. At December 31, 2002, the Company was in compliance with these financial covenants, as well as, all non-financial covenants contained in the loan agreement. At December 31, 2002, $13.8 million was outstanding under this facility.

The Company also has a Euro-denominated term loan, with an outstanding balance of $7.3 million, which bears interest equal to Euro LIBOR plus a percentage based on the Company’s calculated leverage ratio.

Certain foreign subsidiaries of the Company have available lines of credit totaling $12.3 million, of which $4.8 million, with an interest rate of 4.6 percent, was outstanding as of December 31, 2002.

Management believes that current financing arrangements provide sufficient capacity to meet working capital requirements and fund future capital expenditures, as required.

CRITICAL ACCOUNTING POLICIES

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect: the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements; and the reported amounts of revenues and expenses during the reporting periods. Note 1 in “Notes to Consolidated Financial Statements” describes the significant accounting policies used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. The most significant areas involving management judgments and estimates are described below.

Intangible Assets and Goodwill

In accordance with accounting principles generally accepted in the United States of America, the Company accounts for its business acquisitions under the purchase method whereby the assets and liabilities of acquired businesses are recorded at their estimated fair values at the dates of acquisition. Goodwill represents the costs in excess of fair values assigned to the underlying net assets of acquired businesses. The Company has goodwill recorded, net of accumulated amortization, of $30.9 million and $29.8 million at December 31, 2002 and 2001, respectively.

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (FAS 142) requires that goodwill and other intangible assets determined to have indefinite lives are not amortized, but rather are subject to annual impairment tests in accordance with the specific guidance and criteria described in the standard. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units (as defined in FAS 142), including the related goodwill. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which incorporate management assumptions about expected future cash flows as well as other factors.

Future cash flows can be affected by numerous factors including changes in economic, industry or market conditions, changes in the underlying business or products of the reporting unit, changes in competition and changes in technology. Any changes in key assumptions about the business and its prospects, changes in any of the factors discussed above or any other factors could affect the fair value of one or more of the reporting units resulting in an impairment charge. Such a charge could have a material adverse effect on the Company’s reported financial condition and results of operations. Although no goodwill impairment has been recorded to date, there can be no assurance that future goodwill impairments will not occur. See Note 5 in “Notes to Consolidated Financial Statements.”

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

A significant element in determining the Company’s pension expense is the expected return on plan assets. Based on our review of market trends, actual returns on plan assets and other factors, the Company lowered the expected long-term rate of return on plan assets from 9.25 percent to 8.75 percent for determining 2003 pension expense. The expected long-term rate of return on assets is applied to the value of plan assets at the beginning of the year and this produces the expected return on plan assets that is included in the determination of pension expense for that year. The difference between this expected return and the actual return on plan assets is deferred, within certain parameters, as discussed below. The Company continually assesses its assumed long-term rate of return and will adjust such rate as deemed appropriate.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high-quality, corporate debt instruments. At December 31, 2002, the Company determined this rate to be 6.75 percent; a decrease of 50 basis points from the rate used at December 31, 2001 and 75 basis points from that used at December 31, 2000. Increases or decreases in the discount rate result in decreases and increases, respectively, in the projected benefit obligation. The net effect of changes in the discount rate are deferred within certain parameters, as discussed below.

FAS 87 requires that gains or losses (as defined in FAS 87) be deferred unless the unrecognized net gain or loss at the end of a year exceeds a “corridor” (as defined in FAS 87). If the deferred gain or loss exceeds the corridor at the end of the year, then the amount in excess of the corridor is amortized over a period equal to the average remaining service period of active employees expected to receive benefits. As of December 31, 2002, the net deferred loss exceeded the corridor. Consequently pension expense for 2003 is expected to include amortization of a portion of the deferred loss in excess of the corridor. The amount of amortization in future years will be dependent on changes in the components of the deferred loss amount, particularly actual return on plan assets in relation to the estimated return on plan assets, as well as future increases or decreases in the discount rate.

For the years ended December 31, 2002 and 2001, the Company recognized pension expense of $1.5 million and $1.1 million, respectively. As discussed above, the Company has lowered its expected return on plan assets to 8.75 percent. In addition, the reduction in the discount rate to 6.75 percent and the lower than expected return on plan assets in 2002 have increased the deferred loss subject to amortization. These factors are expected to negatively impact pension expense in 2003. See Note 10 in “Notes to Consolidated Financial Statements.”

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (FAS 109) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some portion or all of a deferred tax asset will not be realized.

Deferred tax assets, net of valuation allowance, related to future tax benefits arising from deductible temporary differences and tax carryforwards are $12.7 million and $9.8 million at December 31, 2002 and 2001, respectively. Management believes that the Company’s earnings during the periods when the temporary differences become deductible will be sufficient to realize the related net future income tax benefits. For those jurisdictions where the projected operating results indicate that the ability to realize the future benefits is uncertain or not likely, a valuation allowance has been provided.

In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes to tax laws, changes to statutory tax rates and future taxable income levels. In the event the Company were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce such amounts through a charge to income in the period that such determination was made. Conversely, if the Company were to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance and record an increase to income in the period that such determination was made. See Note 13 in “Notes to Consolidated Financial Statements.”

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Statement of Financial Accounting Standards No. 123” (FAS 148). FAS 148 provides alternative methods of transition for entities that voluntarily change to the fair value method of accounting for stock-based compensation and amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 to require certain disclosures about the effects of the Company’s accounting policy decisions with respect to stock-based employee compensation in both annual and interim financial reporting. The Company adopted the disclosure requirements of FAS 148 effective December 31, 2002. See Notes 1 and 9 in “Notes to Consolidated Financial Statements” for the disclosures related to the Company’s method of accounting for stock-based compensation.

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45) was issued. FIN 45 provides guidance on guarantors’ accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that the Company record a liability for the fair value of such guarantees on the balance sheet. The disclosure requirements are applicable for financial statements issued after December 15, 2002. The Company does not have any material guarantee obligations that are within the scope of the initial recognition and measurement requirements of FIN 45 as of December 31, 2002, nor has it issued any material guarantees since December 31, 2002. Additionally, the Company does not have any material product warranty or other guarantee contracts required to be disclosed under this interpretation as of December 31, 2002.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146). This statement provides guidance on significant issues associated with the recognition, measurement and reporting of costs associated with exit and disposal activities and is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of this standard may impact the timing and recognition of future exit and disposal activities, depending on the nature of the actions initiated.

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

OTHER KEY FINANCIAL ITEMS

Cash and cash equivalents – Cash and cash equivalents increased to $2.6 million as of December 31, 2002 compared with $1.0 million as of December 31, 2001.

Receivables – Receivables, net of the allowance for doubtful receivables, were $39.9 million at the end of 2002 compared with $35.5 million at the end of 2001. The increase was primarily related to the increased operating performance of the Company during 2002 compared with 2001.

Inventories – Inventories were $32.7 million at December 31, 2002 compared with $27.9 million at December 31, 2001. The increase was primarily related to additional tooling inventory in process, which is related to future automotive business and inventory builds to support the Company’s current orders in backlog.

Working capital and current ratio – Working capital increased to $44.6 million at December 31, 2002 compared with $36.3 million at December 31, 2001. The ratio of current assets to current liabilities in 2002 increased to 2.09 from 2.02 in 2001. The increase was primarily due to increases in accounts receivable and inventories in response to improved operating performance.

Capital expenditures – Capital expenditures were $14.2 million in 2002, $11.9 million in 2001 and $19.8 million in 2000. Capital spending for 2003 is expected to be approximately $24.8 million.

Total debt to total capitalization – Total debt to total capitalization decreased to 16.6 percent in 2002 compared with 18.9 percent in 2001 as Lydall reduced its outstanding debt.

Stockholders’ equity – Stockholders’ equity increased to $130.0 million at December 31, 2002 from $118.6 million at December 31, 2001. On a per share basis, Stockholders’ equity increased to $8.09 at December 31, 2002 from $7.42 at December 31, 2001.

Dividend policy – The Company’s domestic revolving credit facility contains restrictions that limit the amount of dividends (whether in cash, securities or other property, unless payable solely in additional shares of the Company’s capital stock) that can be paid to external shareholders of its capital stock each fiscal year. Currently, the Company does not pay a cash dividend on its Common Stock and does not anticipate doing so in the foreseeable future.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lydall is exposed to market risk related to changes in foreign currency exchange rates and interest rates.

FOREIGN CURRENCY RISK

Lydall has sales and manufacturing activities in foreign countries. As a result, financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets where the Company distributes its products. The Company’s primary currency exposure is to the Euro and, to lesser degrees, the Japanese Yen and the British Pound Sterling.

Lydall’s foreign and domestic operations limit foreign currency exchange transaction risk by completing transactions in their functional currencies whenever practical. In addition, Lydall periodically enters into foreign currency forward exchange contracts to mitigate exposure to foreign currency volatility. The Company had no material foreign currency forward exchange contracts during 2002 or 2001. Lydall utilizes bank loans and other debt instruments throughout its operations. To mitigate foreign currency risk, such debt is denominated primarily in the functional currency of the operation maintaining the debt.

INTEREST RATE RISK

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which primarily impact interest paid on its debt. At December 31, 2002, the Company had $18.6 million outstanding on various lines of credit with variable interest rates. The weighted average interest rate paid on this debt was 3.5 percent in 2002 and 4.2 percent in 2001. A 10 percent change in the weighted average interest rate on the Company’s variable rate debt would be immaterial to the Company’s consolidated financial position, results of operations or cash flows.

As of December 31, 2002, the Company also had $7.3 million outstanding on a five-year term loan with a variable interest rate. In July 1999, Lydall entered into an interest rate swap agreement to convert the variable base rate component of the interest rate on the term loan to a fixed rate of 3.45 percent, thereby taking advantage of favorable long-term borrowing rates in Europe.

The weighted average interest rate on long-term debt, including the effect of the interest rate swap described above, was 3.7 percent for the year ended December 31, 2002 compared with 4.0 percent for 2001.

In January 2003, Lydall entered into an interest rate swap to convert the variable base rate on certain borrowings with an initial principal amount of $6.0 million under its domestic credit facility to a fixed rate; taking advantage of the favorable interest rate environment in the United States. The swap, with a final maturity on September 15, 2005, requires Lydall to pay a fixed base rate of 2.2 percent on the outstanding borrowings and has scheduled maturity dates that are identical to the payment schedule of the borrowings.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is contained under Item 15 “Exhibits, Financial Statement Schedules and Reports on

Form 8-K.”

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information regarding the Directors of Lydall required by Section 16 of the Exchange Act are incorporated by reference to the definitive Proxy Statement of Lydall filed with the Commission in connection with its Annual Meeting of Stockholders to be held on May 8, 2003. Information regarding the executive officers of the Company is contained on page 5 of this report.

Item 11. EXECUTIVE COMPENSATION

Information regarding the compensation of Lydall’s Directors and executive officers is incorporated by reference to the definitive Proxy Statement of Lydall filed with the Commission in connection with its Annual Meeting of Stockholders to be held on May 8, 2003. The Proxy Statement includes the Compensation and Stock Option Committee Report to Stockholders, found on pages 21 through 23, and the comparative performance graph located on page 24, therein.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Information regarding beneficial ownership of Common Stock by certain beneficial owners and by certain senior management of the Company is incorporated by reference to the definitive Proxy Statement of Lydall filed with the Commission in connection with its Annual Meeting of Stockholders to be held on May 8, 2003.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information regarding certain relationships and related transactions with Lydall’s Directors and management is incorporated by reference to the definitive Proxy Statement of Lydall filed with the Commission in connection with its Annual Meeting of Stockholders to be held on May 8, 2003.

Item 14. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Executive Vice President – Finance and Administration, Chief Financial Officer, have conducted an evaluation within the past 90 days of the effectiveness of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the President and Chief Executive Officer and Executive Vice President – Finance and Administration, Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be filed in this annual report has been made known to them on a timely basis and that it has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its last evaluation, except as set forth below. During the evaluation no material weaknesses were identified. In February 2003, the Company completed its investigation of the accounting irregularity at its Columbus operation. During the investigation, the Company determined that two individuals acting in collusion had circumvented the local internal control system. PricewaterhouseCoopers LLP, the Company’s independent auditors, determined that the actions of the two individuals resulted in a significant deficiency in the operation of the internal controls at this operation and reported this to the Company’s Audit Review Committee. These two individuals were terminated by the Company during the course of the investigation.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

Other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or are presented in “Notes to Consolidated Financial Statements” and therefore have been omitted.

a) 3, Exhibits Included Herein or Incorporated by Reference:

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

10.3*	Employment Agreement with Mary A. Tremblay dated March 1, 2000, filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K dated March 30, 2000 and incorporated herein by this reference.

10.4*

Lydall, Inc. Board of Directors Deferred Compensation Plan effective January 1, 1991, filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K dated March 26, 1991 and incorporated herein by this reference.

10.5*

Lydall, Inc. Supplemental Executive Retirement Plan effective January 1, 1994, filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K dated March 27, 1996 and incorporated herein by this reference.

10.6*

Amended and restated, 1992 Stock Incentive Compensation Plan, dated May 14, 1992, amended through March 10, 1999, filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.

10.7*	Employment Agreement with James P. Carolan dated March 1, 2000, filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.

10.8*

Employment Agreement with Christopher R. Skomorowski dated March 1, 2000, filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K dated March 30, 2000 and incorporated herein by this reference.

10.9*

Employment Agreement with Walter A. Ruschmeyer dated March 16, 2000, filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K dated March 30, 2000 and incorporated herein by this reference.

10.10*	Employment Agreement with Kevin G. Lynch dated March 1, 2000, filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K dated March 30, 2000 and incorporated herein by this reference.

10.11*

Employment Agreement with Raymond S. Grupinski, Jr. dated March 1, 2000, filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K dated March 30, 2000 and incorporated herein by this reference.

10.12*	Agreement with Thomas P. Smith dated May 1, 2000, filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.

10.15

Spin-off and Transfer Agreement (English translation) between Lydall Gerhardi GmbH and Co. KG and Gerhardi Kunststofftechnik GmbH dated September 29, 2000, effective September 30, 2000, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed October 16, 2000 and incorporated herein by this reference.

10.16

Purchase and Transfer Agreement (English translation) between Lydall Gerhardi GmbH and Co. KG and the management buyout group as set forth in the agreement dated September 29, 2000, effective September 30, 2000, filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed October 16, 2000 and incorporated herein by this reference.

10.17

Asset Purchase and Sale Agreement between Lydall Eastern, Inc. and Ludlow Building Products. Inc., dated February 5, 2001, filed as Exhibit 10.27 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.

10.18*

Amendment dated August 1, 2000 to the Employment Agreement with Mary A. Tremblay dated March 1, 2000, filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.

10.19*

Amendment dated August 1, 2000 to the Employment Agreement with Christopher R. Skomorowski dated March 1, 2000, filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.

10.20*

Amendment dated August 1, 2000 to the Employment Agreement with Walter A. Ruschmeyer dated March 16, 2000, filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.

10.21*

Amendment dated August 1, 2000 to the Employment Agreement with James P. Carolan dated March 1, 2000, filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.

10.22*

Amendment dated August 1, 2000 to the Employment Agreement with Kevin G. Lynch dated March 1, 2000, filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.

10.23*

Amendment dated August 1, 2000 to the Employment Agreement with Raymond S. Grupinski, Jr. dated March 1, 2000, filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.

10.24

Asset Purchase and Sale Agreement between Lydall Filtration/Separation, Inc. and Bennett Fleet (Chambly), Inc., dated April 2, 2001, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated May 11, 2001 and incorporated herein by this reference.

10.25*

Agreement and General Release with Raymond J. Lanzi dated March 28, 2001, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated May 11, 2001 and incorporated herein by this reference.

10.26

Asset Purchase Agreement between Lydall Industrial Thermal Solutions, Inc., Lydall Filtration/Separation Inc. and Affinity Industries, Inc. dated October 19, 2001, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K filed November 2, 2001 and incorporated herein by this reference.

10.27

Purchase and Sale Agreement between Lydall Industrial Thermal Solutions, Inc., and Clear Lake Realty Corporation dated October 19, 2001, filed as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K filed November 2, 2001 and incorporated herein by this reference.

10.28

Credit Agreement dated as of July 14, 1999 and amended and restated as of May 13, 2002, filed as Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q dated August 13, 2002 and incorporated herein by this reference.

10.29*	Agreement Covering Nonqualified Stock Option Award to the Chairman of the Board, dated January 12, 2000, filed herewith.

10.30*	Agreement Covering Nonqualified Stock Option Award to the Chairman of the Board, dated May 8, 2002, filed herewith.

21.1	List of subsidiaries of the Registrant, filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.

24.1

Power of Attorney, dated March 12, 2003, authorizing Christopher R. Skomorowski and/or Walter A. Ruschmeyer to sign this report on behalf of each member of the Board of Directors indicated therein, filed herewith.

99.1

Press release dated October 22, 2001 titled “Lydall Announces Acquisition of Affinity Industries, Inc. a Specialty Manufacturer of Thermal Control Equipment,” filed as Exhibit 99.1 to the Registrant’s Current Report on Form 8-K filed November 2, 2001 and incorporated herein by this reference.

99.15	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.16	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*	Management contract or compensatory plan.

b)	Reports on Form 8-K:

The Company did not file any Reports on Form 8-K during the quarter or year ended December 31, 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lydall, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYDALL, INC.

March 26, 2003	By:	/s/ THOMAS P. SMITH
Thomas P. Smith Vice President – Controller (On behalf of the Registrant and as Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lydall, Inc. in the capacities and on the dates indicated.

Signature	Title	Date

/s/ CHRISTOPHER R. SKOMOROWSKI Christopher R. Skomorowski	President and Chief Executive Officer (Principal Executive Officer)	March 26, 2003

/s/ WALTER A. RUSCHMEYER Walter A. Ruschmeyer	Executive Vice President – Finance and Administration, Chief Financial Officer (Principal Financial Officer)	March 26, 2003

/s/ WALTER A. RUSCHMEYER Walter A. Ruschmeyer Attorney-in-fact for:		March 26, 2003

Christopher R. Skomorowski	Director

Lee A. Asseo	Director

Samuel P. Cooley	Director

W. Leslie Duffy	Director	(constituting in excess of a majority of the full Board of Directors)
David Freeman	Director

Suzanne Hammett	Director

Robert E. McGill, III	Director

Elliott F. Whitely	Director

Roger M. Widmann	Director

Albert E. Wolf	Director

CERTIFICATIONS

I, Christopher R. Skomorowski, certify that:

1.	I have reviewed this annual report on Form 10-K of Lydall, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003	/s/ CHRISTOPHER R. SKOMOROWSKI
Christopher R. Skomorowski President and Chief Executive Officer

CERTIFICATIONS

I, Walter A. Ruschmeyer, certify that:

1.	I have reviewed this annual report on Form 10-K of Lydall, Inc.;

2.	Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.	Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b.	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

c.	presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

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

6.	The registrant’s other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

March 26, 2003	/s/ WALTER A. RUSCHMEYER
Walter A. Ruschmeyer Executive Vice President – Finance and Administration, Chief Financial Officer

STATEMENT OF MANAGEMENT RESPONSIBILITY

The consolidated financial statements of Lydall, Inc. and its subsidiaries are the responsibility of the Company’s management and have been prepared in accordance with accounting principles generally accepted in the United States of America.

Management is responsible for the integrity and objectivity of these statements, including the effect of certain estimates and judgments, and fulfills this responsibility primarily by establishing and maintaining an internal control structure that is designed to provide reasonable assurance that Company assets are safeguarded, transactions are executed in accordance with management’s authorization and that the Company’s financial records may be relied upon for the purpose of preparing financial statements and related disclosures. That system is continuously monitored and assessed by direct management review and by the Company’s internal audit function.

For 2002, Lydall’s Board of Directors appointed independent accountants who audited the Company’s financial statements. Their accompanying report is based on audits conducted in accordance with auditing standards generally accepted in the United States of America, which include the consideration of the Company’s internal controls to establish a basis for determining the nature, timing and extent of audit tests to be applied.

The Audit Review Committee of the Board of Directors, which consists of directors who are neither officers nor employees of the Company, is responsible for the oversight of the work performed by our independent accountants, oversight of the work performed by our internal auditors, as well as overseeing our internal control systems and financial reporting processes. The Audit Review Committee meets regularly with management, the independent accountants and the internal auditors to review financial reporting, internal accounting controls, and auditing matters. Both the independent accountants and internal auditors have direct and private access to the Audit Review Committee.

/s/ CHRISTOPHER R. SKOMOROWSKI	/s/ WALTER A. RUSCHMEYER
Christopher R. Skomorowski	Walter A. Ruschmeyer
President and Chief Executive Officer	Executive Vice President – Finance and Administration, Chief Financial Officer

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and

Stockholders of Lydall, Inc.:

In our opinion, the financial statements listed in the index appearing under Item 15(a)(1) on page 20, present fairly, in all material respects, the consolidated financial position of Lydall, Inc. and its subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 20, presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and the financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and the financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 in “Notes to Consolidated Financial Statements,” effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ PRICEWATERHOUSECOOPERS LLP
PricewaterhouseCoopers LLP Hartford, Connecticut February 28, 2003

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
In thousands except per share data	2002	2001	2000

Net sales	$253,522	$223,559	$261,118
Cost of sales	188,286	160,938	192,472

Gross margin	65,236	62,621	68,646
Selling, product development and administrative expenses	46,695	47,628	49,663
Impairment and restructuring charges	303	3,389	—

Operating income	18,238	11,604	18,983
Other (income) expense:
Investment income	(49)	(185)	(185)
Interest expense	872	985	1,223
Loss on sale of operations	—	—	23,579
Foreign currency transaction (gains) losses, net	(136)	196	331
Other expense, net	148	528	16

	835	1,524	24,964

Income (loss) from continuing operations before income taxes	17,403	10,080	(5,981)
Income tax expense (benefit)	5,671	3,011	(2,365)

Income (loss) from continuing operations	11,732	7,069	(3,616)

Discontinued operations:
(Loss) income from operations of discontinued segments, net of tax (benefit) expense of ($181) and $660, respectively	—	(308)	1,124
(Loss) gain on disposal of discontinued segments, including provision for operating losses during the phase-out period, net of tax (benefit) expense of ($130), $121 and $44, respectively	(220)	206	71

(Loss) income from discontinued operations	(220)	(102)	1,195

Net income (loss)	$11,512	$6,967	($2,421)

Basic earnings (loss) per common share:
Continuing operations	$.73	$.44	($.23)
Discontinued operations	(.01)	(.01)	.08

Net income (loss)	$.72	$.43	($.15)
Weighted average common shares outstanding	16,003	15,899	15,778

Diluted earnings (loss) per common share:
Continuing operations	$.72	$.44	($.23)
Discontinued operations	(.01)	(.01)	.08

Net income (loss)	$.71	$.43	($.15)
Weighted average common shares and equivalents outstanding	16,292	16,011	15,778

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands of dollars and shares	2002	2001

Assets
Current assets:
Cash and cash equivalents	$2,596	$955
Accounts receivable (less allowance for doubtful receivables of $703 and $859)	39,882	35,458
Inventories	32,698	27,859
Income taxes receivable	2,723	611
Prepaid expenses	2,068	2,363
Net investment in discontinued operations	1,044	1,165
Assets held for sale	—	1,515
Prepaid pension asset	1,461	—
Deferred tax assets	2,990	2,014

Total current assets	85,462	71,940

Property, plant and equipment, net	85,801	77,789
Goodwill, net	30,884	29,832
Other assets, net	8,741	7,956

Total assets	$210,888	$187,517

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$9,686	$9,473
Accounts payable	16,479	15,295
Accrued taxes	768	792
Accrued payroll and other compensation	4,500	3,144
Other accrued liabilities	9,436	6,929

Total current liabilities	40,869	35,633

Long-term debt	16,228	18,210
Deferred tax liabilities	10,408	6,818
Pension and other long-term liabilities	13,315	8,273

Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock	—	—
Common stock (par value $.10 per share; authorized 30,000 shares; issued 22,176 and 22,079 shares)	2,218	2,208
Capital in excess of par value	42,519	41,439
Retained earnings	156,143	144,631
Accumulated other comprehensive loss	(9,170)	(8,053)

	191,710	180,225
Treasury stock, 6,097 shares of common stock, at cost	(61,642)	(61,642)

Total stockholders’ equity	130,068	118,583

Total liabilities and stockholders’ equity	$210,888	$187,517

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
In thousands	2002	2001	2000

Cash flows from operating activities:
Net income (loss)	$11,512	$6,967	(	$ 2,421)

Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	11,183	9,874		9,925
Amortization	346	1,545		1,554
Loss (gain) on disposal of segments	350	(849)		(71)
Loss on sale of operations, net	—	—		23,579
Impairment and restructuring charges	303	1,745		—
Gain on sale of investments	—	—		(136)
Gain on receipt of common stock from demutualization of insurance companies	—	—		(393)
Loss on disposition of property, plant and equipment, net	217	88		294
Foreign currency transaction (gains) losses	(136)	196		331
Stock-based compensation	—	145		156
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(3,194)	7,229		(6,306)
Income taxes receivable	(2,112)	1,679		2,820
Inventories	(3,315)	(3,622)		(3,740)
Prepaid expenses and other assets	(315)	(385)		(1,654)
Accounts payable	611	(3,565)		1,757
Accrued taxes	(164)	(316)		(321)
Accrued payroll and other accrued liabilities	3,279	(6,684)		(5,193)
Deferred income taxes	4,801	1,250		(3,232)
Other long-term liabilities	958	802		246
Contribution to pension plans	(5,875)	—		—

Total adjustments	6,937	9,132		19,616

Net cash provided by operating activities	18,449	16,099		17,195

Cash flows from investing activities:
Acquisitions, net	(1,058)	(18,661)		—
Capital expenditures	(14,171)	(11,948)		(19,767)
Proceeds from sale of segments	122	14,322		1,819
Proceeds from sale of operations	1,002	1,058		12,037
Sale of investments, net	—	—		529

Net cash used for investing activities	(14,105)	(15,229)		(5,382)

Cash flows from financing activities:
Long-term debt payments	(97,273)	(43,928)		(164,410)
Long-term debt proceeds	93,368	40,743		153,077
Proceeds from stock option exercises	1,091	1,116		830

Net cash used for financing activities	(2,814)	(2,069)		(10,503)

Effect of exchange rate changes on cash	111	(66)		(244)

Increase (decrease) in cash and cash equivalents	1,641	(1,265)		1,066
Cash and cash equivalents at beginning of year	955	2,220		1,154

Cash and cash equivalents at end of year	$2,596	$955		$ 2,220

Supplemental Schedule of Cash Flow Information

Cash paid during the year for:
Interest	$911	$888		$ 1,606
Income taxes	3,030	1,184		1,042
Noncash transactions:
Additional minimum pension liability	$6,259	$1,772		$ 452
Building purchase	1,680	—		—
Liabilities assumed with acquisitions	—	1,340		—

Net cash provided by operating activities includes changes in certain assets and liabilities, which have been reclassified as “Net investment in discontinued operations” and “Assets held for sale,” in the Consolidated Balance Sheets.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands	Common Stock	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders’ Equity

Balance at January 1, 2000	$2,180	$39,195	$140,085	($4,582)	($61,642)	$115,236

Net loss			(2,421)			(2,421)
Other comprehensive loss:
Foreign currency translation adjustments, net of income tax benefit of $1,029				(1,933)		(1,933)
Minimum pension liability adjustment, net of income tax benefit of $167				(285)		(285)

Comprehensive loss						(4,639)
Stock options exercised	15	815				830
Stock issued to Directors	1	155				156
Tax benefit from stock-based compensation		170				170

Balance at December 31, 2000	2,196	40,335	137,664	(6,800)	(61,642)	111,753

Net income			6,967			6,967
Other comprehensive income:
Foreign currency translation adjustments, net of income tax benefit of $83				(155)		(155)
Minimum pension liability adjustment, net of income tax benefit of $656				(1,116)		(1,116)
Change in fair value of derivative instrument, net of income tax benefit of $99				(183)		(183)
Cumulative effect change in accounting principle, net of income taxes of $108				201		201

Comprehensive income						5,714
Stock options exercised	10	904				914
Stock issued to Directors	2	143				145
Tax benefit from stock-based compensation		57				57

Balance at December 31, 2001	2,208	41,439	144,631	(8,053)	(61,642)	118,583

Net income			11,512			11,512
Other comprehensive income:
Foreign currency translation adjustments, net of income taxes of $1,502				2,790		2,790
Minimum pension liability adjustment, net of income tax benefit of $2,401				(3,858)		(3,858)
Change in fair value of derivative instrument, net of income tax benefit of $26				(49)		(49)

Comprehensive income						10,395
Stock options exercised	10	1,018				1,028
Tax benefit from stock-based compensation		62				62

Balance at December 31, 2002	$2,218	$42,519	$156,143	($9,170)	($61,642)	$130,068

The accompanying notes are an integral part of these consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Principles of consolidation – The consolidated financial statements include the accounts of Lydall, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and cash equivalents – Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less at the date of purchase.

Concentrations of risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade receivables. The Company places its cash, cash equivalents and short-term investments in high-quality financial institutions and instruments. Concentrations of credit risk with respect to trade receivables are limited by the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies. Foreign and export sales were 34 percent of the Company’s net sales in 2002, 30 percent in 2001 and 37 percent in 2000. Export sales are concentrated primarily in Europe, Asia, Mexico and Canada and were $32.2 million, $25.6 million and $27.7 million in 2002, 2001 and 2000, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. Sales to the automotive market were approximately 47 percent of the Company’s total net sales in both 2002 and 2001 and 51 percent in 2000. Sales to Ford Motor Co. represented approximately 18 percent, 15 percent and 13 percent of Lydall’s total net sales in 2002, 2001 and 2000, respectively. Sales to DaimlerChrysler AG were approximately 13 percent and 10 percent of Lydall’s total net sales in 2002 and 2001 and were not greater than 10 percent of Lydall’s total net sales in 2000. No other customer accounted for more than 10 percent of total net sales in 2002, 2001 or 2000. As of December 31, 2002, the Company had no other significant concentrations of risk.

Inventories – Inventories are valued at the lower of cost or market. Approximately 27 percent in 2002 and 32 percent in 2001 of inventories were valued using the last-in, first-out (LIFO) cost method, and the balance, were valued using the first-in, first-out (FIFO) cost method. If inventories that were valued using the LIFO method had been valued using the FIFO method, overall inventories would have been approximately $.2 million and $.5 million higher as of December 31, 2002 and 2001, respectively. Inventories by classification as of December 31, 2002 and 2001 were as follows:

	December 31,
In thousands	2002	2001

Raw materials and supplies	$10,619	$9,632
Work in process	11,021	7,996
Finished goods	11,058	10,231

Total inventories	$32,698	$27,859

Raw materials, work in process and finished goods inventories are net of valuation reserves of $.8 million and $.6 million as of December 31, 2002 and 2001, respectively.

Property, plant and equipment – Property, plant and equipment are depreciated over their estimated useful lives using the straight-line method for financial statement purposes. Leasehold improvements are depreciated on a straight-line basis over the term of the lease or the life of the asset, whichever is shorter. The cost and accumulated depreciation accounts applicable to assets sold or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any net gain or loss is included in the Consolidated Statements of Operations.

Pre-production design and development costs – The Company has contractual agreements with certain customers to design and develop molds, dies and tools (tooling), related to its long-term supply arrangements. The Company accounts for these pre-production design and development costs pursuant to Emerging Issues Task Force Issue No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements” (EITF 99-5). These costs are capitalized and subsequently recognized, along with the related revenue, upon acceptance of the tooling by the customer. Periodically, the Company may incur costs in excess of the related tooling revenue. Such excess costs are deferred when the Company meets the requirements for deferral under EITF 99-5; otherwise, such costs are expensed as incurred. The following tooling related assets were included in the Consolidated Balance Sheets as of December 31, 2002 and 2001.

	December 31,
In thousands	2002	2001

Accounts receivable	$545	$488
Inventories	5,112	2,660
Other assets	2,173	627

Total tooling related assets	$7,830	$3,775

Goodwill and other intangible assets – Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. Goodwill was historically amortized on a straight-line basis over periods not exceeding 25 years. Effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (FAS 142) which require that goodwill and certain other intangible assets with indefinite lives recorded as a result of business combinations completed after June 30, 2001 not be amortized. Effective January 1, 2002, additional provisions of FAS 142, which require that goodwill recorded from business combinations completed on or before June 30, 2001 and certain other intangible assets deemed to have indefinite lives no longer be amortized, were adopted by the Company. Goodwill and other intangible assets with indefinite lives are subject to annual impairment tests. Additionally, effective July 1, 2001, the Company adopted the provisions of Statement of Financial Accounting Standards No. 141, “Business Combinations,” which require purchase accounting for all business combinations completed after June 30, 2001. See Note 5 for additional information regarding goodwill and other intangible assets.

Valuation of long-lived assets – The Company evaluates the recoverability of long-lived assets, or asset groups, whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Should such evaluations indicate that the related future undiscounted cash flows are not sufficient to recover the carrying values of the assets, such carrying values would be reduced to fair value and this adjusted carrying value would become the assets new cost basis. Fair value is determined primarily using future anticipated cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset, or asset group, discounted using an interest rate commensurate with the risk involved.

Revenue recognition – Lydall recognizes revenue when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally upon shipment.

Research and development – Research and development costs are charged to expense as incurred and amounted to $6.5 million in 2002, $6.9 million in 2001 and $8.3 million in 2000. Research and development costs are primarily comprised of development personnel salaries, prototype material costs, testing and trials of new products.

Earnings per share – Basic earnings per common share are equal to income from continuing operations and net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are equal to income from continuing operations and net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock options and stock awards, if such effect is dilutive.

Income taxes – The provision for income taxes is based upon income reported in the accompanying financial statements. Deferred income taxes reflect the impact of temporary differences between the amounts of income and expense recognized for financial reporting purposes and such amounts recognized for tax purposes.

Translation of foreign currencies – Assets and liabilities of foreign subsidiaries are translated at exchange rates prevailing on the balance sheet date. Any resulting translation gains or losses are reported in Other Comprehensive Income. Revenues and expenses are translated at average exchange rates prevailing during the period except for individually significant transactions, which are translated at the prevailing rate on the date of the transaction.

Derivative instruments – The Company accounts for derivative instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (FAS 133). FAS 133 establishes accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize these instruments as either assets or liabilities on the balance sheet and measure them at fair value.

Stock options – As described in Note 9, the Company has a stock option plan under which employees and directors have options to purchase Common Stock. The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans. Accordingly, compensation cost is not recognized in the financial statements on the grant date or over the life of the stock options as the exercise price, set at the time of the grant, is not less than the fair market value per share at the date of grant. Options under the plan have a term of ten years and generally vest ratably over a period of four years.

The following table illustrates the effect on net income and earnings per share had compensation cost been recognized based on the fair value of the options at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” using the Black-Scholes fair value method for option pricing.

	For the years ended December 31,
In thousands except per share data	2002	2001	2000

Net income (loss) – as reported	$11,512	$6,967	($2,421)
Compensation expense, as determined under the Black-Scholes option pricing model, net of tax	(1,923)	(1,361)	(1,236)

Net income (loss) – pro forma	$9,589	$5,606	($3,657)

Basic earnings (loss) per common share:
Net income (loss) – as reported	$.72	$.43	($.15)
Net income (loss) – pro forma	.60	.35	(.23)

Diluted earnings (loss) per common share:
Net income (loss) – as reported	$.71	$.43	($.15)
Net income (loss) – pro forma	.59	.35	(.23)

Recently issued accounting standards – In December 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Statement of Financial Accounting Standards No. 123” (FAS 148). FAS 148 provides alternative methods of transition for entities that voluntarily adopt the fair value method of accounting for stock-based compensation and amends the disclosure provisions of Statement of Financial Accounting Standards No. 123 to require certain disclosures about the effects of the Company’s accounting policy decisions with respect to stock-based employee compensation in both annual and interim financial reporting. The Company adopted the disclosure requirements of FAS 148 effective December 31, 2002.

In November 2002, FASB Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (FIN 45) was issued. FIN 45 provides guidance on guarantors’ accounting and disclosure requirements for guarantees, including indirect guarantees of indebtedness of others. The accounting guidelines are applicable to guarantees issued after December 31, 2002 and require that the Company record a liability for the fair value of such guarantees on the balance sheet. The disclosure requirements are applicable for financial statements issued after December 15, 2002. The Company does not have any material guarantee obligations that are within the scope of the initial recognition and measurement requirements of FIN 45 as of December 31, 2002, nor has it issued any material guarantees since December 31, 2002. Additionally, the Company does not have any material product warranty or other guarantee contracts required to be disclosed under this interpretation at December 31, 2002.

In June 2002, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities” (FAS 146). This statement provides guidance on significant issues associated with the recognition, measurement and reporting of costs associated with exit and disposal activities and is effective for exit and disposal activities that are initiated after December 31, 2002. The adoption of this standard may impact the timing and recognition of future exit and disposal activities, depending on the nature of the actions initiated.

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

2. Financial Instruments

The Company held no investments at December 31, 2002 or 2001. Gains of $.1 million from the sale of securities were realized in 2000. No gains or losses were realized in 2002 or 2001. For the purpose of computing realized gains and losses, cost is determined on the specific identification basis.

The Company utilizes letters of credit in the ordinary course of business and to satisfy self-insurance security deposit requirements. Outstanding letters of credit were $2.4 million and $2.1 million as of December 31, 2002 and 2001, respectively. The Company does not expect any material losses to result from these instruments, as performance is not expected to be required.

The carrying amount of debt outstanding at December 31, 2002 and 2001 approximates fair value.

In July 1999, the Company entered into an interest rate swap agreement to convert the base rate component of the interest rate on its term loan to a fixed rate of 3.45 percent. On January 1, 2001, the Company adopted FAS 133. In accordance with the transition provisions, the Company recorded a $.2 million, net of tax, cumulative-effect adjustment to Other Comprehensive Income as of January 1, 2001 representing the fair value of the interest rate swap, which is designated as a cash flow hedge, and recorded the fair value of the swap on the balance sheet. Subsequent changes in the fair value of the swap are reported in Other Comprehensive Income. The fair value of the interest rate swap at December 31, 2002 and 2001 was a liability of $46 thousand and an asset of $28 thousand, respectively. The interest rate swap is not significant to the Company’s consolidated financial position.

The Company reassesses the effectiveness of its derivative instruments on an ongoing basis. If it is determined that a derivative instrument has ceased to be highly effective as a hedge, the Company will discontinue hedge accounting prospectively and changes in the fair value of the derivative instrument will then be reported in current period earnings.

By nature, all financial instruments involve market and credit risks. The Company enters into derivative and other financial instruments with major investment grade financial institutions and has policies to monitor the credit risk of those counterparties. The Company does not anticipate non-performance by any of its counterparties.

3. Long-term Debt and Financing Arrangements

The Company amended and restated its $50 million domestic revolving facility with a group of five banking institutions on May 13, 2002. Under the new arrangement, the Company may borrow up to $50 million, or the equivalent in certain other foreign currencies. This facility, which has a maturity date of September 30, 2005, was renewed under terms and conditions similar to those previously in place under the prior agreement. Amounts borrowed under this agreement are required to be paid in full by September 30, 2005, unless the agreement is extended through amendment or renegotiation. The rate of interest charged on outstanding loans can, at the Company’s option, subject to certain restrictions, be based on the prime rate or at rates from 100 to 175 basis points over a Eurocurrency loan rate. The basis point spread over the Eurocurrency rate is based on the Company’s leverage ratio. Under the arrangement, the ongoing commitment fee varies from 25.0 to 37.5 basis points of the maximum amount that can be borrowed, net of any outstanding borrowings and net of amounts beneficiaries may draw under outstanding letters of credit. The loan agreement contains restrictions that limit the amount of dividends (whether in cash, securities or other property, unless payable solely in additional shares of the Company’s capital stock) that can be paid to external shareholders of its capital stock each fiscal year. The loan agreement also contains restrictive financial covenants primarily related to indebtedness, leverage ratio, fixed charge coverage ratio, capital expenditures, EBITDA (adjusted for certain non-recurring transactions) and net worth. At December 31, 2002, the Company was in compliance with these financial covenants, as well as, all non-financial covenants contained in the loan agreement. At December 31, 2002, $13.8 million was outstanding under this facility.

The Company also has a Euro-denominated term loan, with an outstanding balance of $7.3 million, which bears interest equal to Euro LIBOR plus a percentage based on the Company’s calculated leverage ratio.

Certain foreign subsidiaries of the Company have total available lines of credit totaling $12.3 million, of which $4.8 million, with an interest rate of 4.6 percent, was outstanding as of December 31, 2002.

Total outstanding debt consists of:

			December 31,
In thousands	Effective Rate	Maturity	2002	2001

Credit Agreement revolving credit facility	2.98%	2005	$13,800	$12,025
Credit Agreement term loan, collateralized by German subsidiary stock	4.70%	Quarterly	7,284	9,896
Deutsche Bank, line of credit, collateralized by certain fixed assets	4.60%	2003	4,830	5,762

			25,914	27,683
Less portion due within one year			(9,686)	(9,473)

Total long-term debt			$16,228	$18,210

Total debt maturing in 2003, 2004 and 2005 will be $9.7 million, $2.4 million and $13.8 million, respectively. There is no debt maturing after 2005.

In July 1999, the Company entered into an interest rate swap agreement to convert the variable base rate component of the Euro-denominated term loan to a fixed rate of 3.45 percent.

The weighted average interest rate on long-term debt, including the effect of the interest rate swap described above, was 3.7 percent for the year ended December 31, 2002 compared with 4.0 percent for 2001.

In January 2003, Lydall entered into an interest rate swap to convert the variable base rate on certain borrowings with an initial principal amount of $6.0 million under its domestic credit facility to a fixed rate; taking advantage of the favorable interest rate environment in the United States. The swap, with a final maturity on September 15, 2005, requires Lydall to pay a fixed base rate of 2.2 percent on the outstanding borrowings and has scheduled maturity dates that are identical to the payment schedule of the borrowings.

4. Property, Plant and Equipment

		December 31,
In thousands	Estimated Useful Lives	2002	2001

Land	—	$1,782	$1,393
Buildings and improvements	10-35 years	30,514	27,486
Machinery and equipment	5-25 years	92,467	80,762
Office equipment	2-8 years	28,227	22,168
Vehicles	3-6 years	557	606

		153,547	132,415
Accumulated depreciation		(72,568)	(61,187)

		80,979	71,228
Assets in progress		4,822	6,561

Total property, plant and equipment		$85,801	$77,789

For the year ended December 31, 2002, the Company capitalized $.3 million in interest expense. The Company capitalized $.2 million and $.4 million of interest expense in 2001 and 2000, respectively.

Depreciation expense was $11.2 million in 2002 and $9.9 million in 2001 and 2000.

5. Goodwill and Intangible Assets

Effective January 1, 2002, the Company discontinued the amortization of goodwill in accordance with FAS 142. The following table presents reported results adjusted to exclude amounts no longer amortized.

	For the years ended December 31,
In thousands except per share data	2002	2001	2000

Net income (loss) – as reported	$11,512	$6,967	($2,421)
Goodwill amortization	—	1,252	1,297
Tax effect of deductible goodwill	—	(416)	(454)

Net income (loss) – pro forma	$11,512	$7,803	($1,578)

Basic earnings (loss) per share:
Net income (loss) – as reported	$0.72	$0.43	($0.15)
Goodwill amortization, net of tax	—	0.06	0.05

Net income (loss) – pro forma	$0.72	$0.49	($0.10)

Diluted earnings (loss) per share:
Net income (loss) – as reported	$0.71	$0.43	($0.15)
Goodwill amortization, net of tax	—	0.05	0.05

Net income (loss) – pro forma	$0.71	$0.48	($0.10)

Goodwill was approximately $30.9 million and $29.8 million as of December 31, 2002 and 2001, respectively, net of accumulated amortization of $7.1 million for both years. As of December 31, 2002 and 2001, $26.2 million and $25.1 million of goodwill was allocated to the Thermal/Acoustical Segment, respectively. Goodwill of $4.7 million was allocated to the Filtration/Separation Segment at both December 31, 2002 and 2001. There were no impairments or dispositions of goodwill recorded during 2002 or 2001. Additional goodwill of approximately $1.1 million and $13.0 million was recorded in the Thermal/Acoustical Segment during 2002 and 2001, respectively, related to the acquisition of Affinity Industries Inc.

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other assets, net” in the Consolidated Balance Sheets as of December 31, 2002.

In thousands	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Amortized intangible assets:
Customer lists	$1,995	($1,888)	$107
License agreements	377	(91)	286
Patents	844	(213)	631
Non-compete agreements	245	(135)	110
Other	955	(790)	165

Total amortized intangible assets	$4,416	($3,117)	$1,299

Unamortized intangible assets:
Trademarks	$450
Intangible pension assets	216

Amortization of intangible assets for the year ended December 31, 2002 was $.3 million. The following table presents estimated amortization expense for each of the next five years:

In thousands	2003	2004	2005	2006	2007

Estimated amortization expense	$250	$200	$150	$100	$100

6. Acquisitions and Dispositions

Acquisitions

On October 19, 2001, the Company acquired for cash certain assets and assumed certain liabilities of Affinity Industries Inc., a privately held designer and manufacturer of high-precision, specialty temperature-control equipment for demanding semiconductor, pharmaceutical, medical, laser and industrial applications. The active thermal systems business of the new “Ossipee operation” complemented Lydall’s passive thermal solutions and significantly broadened the Company’s market presence. Under the terms of the asset purchase agreement, the Company paid $17.4 million and assumed approximately $1.3 million of certain liabilities, consisting primarily of current liabilities. The agreement also provided for an additional $2.0 million of consideration, a portion of which was contingent upon the occurrence of certain events, all of which was paid during 2002. In addition, the Company purchased the land and building where the Ossipee operation is located for $2.3 million. The Company acquired $4.2 million of current assets, primarily receivables and inventory and obtained independent appraisals to determine the fair value of the property, plant and equipment and intangible assets acquired of $3.4 million and $.8 million, respectively. Of the $.8 million of intangible assets acquired, approximately $.5 million was assigned to a trademark that is not subject to amortization, $.2 million was assigned to a customer list with an estimated useful life of three years and $.1 million was assigned to non-compete agreements with estimated useful lives of five years. The $13.0 million of goodwill, all of which is deductible for tax purposes, has been assigned to the Thermal/Acoustical Segment. The Company funded the acquisition through borrowings on its credit facility and operating cash flows. The operating results of the Ossipee operation have been included in the Company’s Consolidated Statements of Operations from the date of acquisition.

During 2002, additional goodwill of approximately $1.1 million was recorded related to this acquisition as certain contingencies contained in the agreement were resolved and payment of additional consideration was made.

On December 30, 1998, a subsidiary of the Company acquired for cash all of the outstanding shares of Gerhardi & Cie GmbH & Co. KG, a privately held German manufacturer of automotive components. The purchase price was subject to a post-closing net equity adjustment as defined in the agreement. In June 2001, the adjustment was finalized and the Company received $1.4 million in cash.

Dispositions

In February 2001, the Company’s Board of Directors adopted a plan to discontinue the operations of the Paperboard Segment, consisting principally of the Southern Products and Lydall & Foulds operations. Accordingly, the operating results of this Discontinued Segment have been segregated from continuing operations and reported as discontinued operations for all years presented. Net sales from the Paperboard Segment were $4.2 million and $42.6 million for the years ended December 31, 2001 and 2000, respectively.

On February 1, 2001, the Company announced that the Lydall & Foulds operation would close on April 1, 2001. Additionally, on February 5, 2001, the Company sold the Southern Products operation for approximately $14.2 million in cash. In total, the disposition of the Paperboard Segment resulted in a gain, net of tax, of $.3 million, or $.02 per diluted share. The sale of the Southern Products operation resulted in a gain, net of tax, of $3.6 million, or $.23 per diluted share. The closing of the Lydall & Foulds operation resulted in a loss, net of tax, of $3.3 million, or $.21 per diluted share, representing costs incurred from the measurement date, an estimate of other exit costs to be incurred during the phase-out period and an adjustment to the net realizable value for certain current and long-lived assets.

In the fourth quarter of 2002, the Company recorded a pre-tax charge of approximately $.4 million, or $.01 per diluted share for additional costs incurred during the phase-out period. At December 31, 2002, Paperboard Segment net assets to be disposed of, consisting primarily of property, plant and equipment of the Lydall & Foulds operation, with a total net realizable value of approximately $1.0 million, have been classified in the Consolidated Balance Sheet as “Net investment in discontinued operations.”

On September 30, 2000, the Company sold substantially all of the assets and certain liabilities of the chrome-plating and injection-molding operations of Lydall Gerhardi GmbH and Co. KG to Gerhardi Kunststofftechnik GmbH. The pre-tax loss on the sale amounted to $29.7 million, or $1.22 per diluted share.

On January 28, 2000, the Company sold substantially all of the assets, net of certain liabilities, of the Hoosick Falls operation for approximately $12.0 million in cash, plus $.7 million of liabilities assumed, resulting in a pre-tax gain of $6.1 million, or $.24 per diluted share. For the year ended December 31, 2000, sales and loss from operations of the Hoosick Falls operation included in income were $.6 million and $10 thousand, respectively.

On February 29, 2000, the Company sold fixed assets, leasehold improvements, inventory and certain intangibles of the Wovens Segment, discontinued in 1999, for $1.8 million. During 2001, the Company recorded an additional loss of $.1 million, net of tax.

7. Assets Held for Sale

In November 2000, the Company’s Board of Directors formalized a plan to dispose of the fiberboard operation. During 2001, the Company sold certain assets related to this operation for approximately $1.9 million and announced that the operation would close on June 1, 2001. As a result, the Company recorded a pre-tax charge of $3.4 million, or $.13 per diluted share for estimated closing costs, severance benefits and the impairment of remaining assets. At December 31, 2001, $1.5 million had been classified as “Assets held for sale” representing the estimated net realizable value of the remaining property, plant and equipment and other assets of the operation. During 2002, the Company paid all remaining liabilities previously accrued, sold certain assets and recorded an additional final non-cash charge of approximately $.3 million to write-off the remaining assets that could not be sold.

For the years ended December 31, 2001 and 2000 sales and loss from operations related to the fiberboard operation were $1.6 million and $6.5 million and $.1 million and $.2 million, respectively.

8. Capital Stock

Preferred stock – The Company has authorized Serial Preferred Stock with a par value of $1.00. None of the 500,000 authorized shares have been issued.

Common stock – As of December 31, 2002, approximately 1,500 Lydall stockholders of record held 16,078,355 shares of Common Stock.

Stockholder rights plan – In the second quarter of 1999, the Company’s Board of Directors adopted a Stockholder Rights Plan by granting a dividend of one preferred share purchase right for each common share to stockholders of record at the close of business on June 30, 1999. Under certain conditions, each right entitles the holder to purchase one one-thousandth of a Series A Junior Participating Preferred Share. The rights cannot be exercised or transferred apart from the related common shares unless a person or group acquires 10 percent or more of the Company’s outstanding common shares. The rights will expire May 15, 2009 if they are not redeemed.

Earnings per share – The following table provides a reconciliation of the income (loss) amounts and shares used to determine basic and diluted earnings (loss) per share.

	For the Year Ended 2002			For the Year Ended 2001			For the Year Ended 2000
In thousands except per share data	Income From Continuing Operations	Average Shares	Per Share Amount	Income from Continuing Operations	Average Shares	Per Share Amount	Loss from Continuing Operations	Average Shares	Per Share Amount

Basic earnings (loss) per share	$11,732	16,003	$.73	$7,069	15,899	$.44	($3,616)	15,778	($.23)
Effect of dilutive stock options	—	289	(.01)	—	112	—	—	—	—

Diluted earnings (loss) per share	$11,732	16,292	$.72	$7,069	16,011	$.44	($3,616)	15,778	($.23)

	For the Year Ended 2002			For the Year Ended 2001			For the Year Ended 2000
In thousands except per share data	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount	Net Loss	Average Shares	Per Share Amount

Basic earnings (loss) per share	$11,512	16,003	$.72	$6,967	15,899	$.43	($2,421)	15,778	($.15)
Effect of dilutive stock options	—	289	(.01)	—	112	—	—	—	—

Diluted earnings (loss) per share	$11,512	16,292	$.71	$6,967	16,011	$.43	($2,421)	15,778	($.15)

Options to purchase approximately 457,000 and 609,000 shares of Common Stock were excluded from the 2002 and 2001 computations of diluted earnings per share, respectively, because the exercise price was greater than the average market price of the Common Stock. Options to purchase approximately 1,641,000 shares of Common Stock were excluded from the 2000 computation of diluted loss per share because for 2000 the effect would have been antidilutive.

9. Stock Option Plans

At December 31, 2002, the Company did not have any active stock option plans under which employees and directors could be granted options to purchase Common Stock. The 1992 Stock Incentive Compensation Plan (1992 Plan) expired on May 13, 2002; therefore, no further options can be granted under this Plan. However, the 1992 Plan shall continue to govern all outstanding awards until the awards themselves terminate in accordance with their terms. Options previously awarded under the 1992 Plan were granted at fair market value on the grant date and expire ten years after the grant date. In most cases, options vest at a rate of 25 percent per year starting with the first anniversary of the award. The 1992 Plan provides for automatic acceleration of vesting in the event of a change in control of the Company. The 1992 Plan also provides for the use of shares of Common Stock in lieu of cash to exercise options if the shares are held for more than six months and if the Compensation and Stock Option Committee of the Board of Directors approves this form of exercise.

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans. Accordingly, compensation cost is not recognized in the financial statements on the grant date or over the life of the stock options as the exercise price, set at the time of the grant, is not less than the fair market value per share at the date of grant. The effect on net income and earnings per share had compensation cost been recognized based on the fair value of the options at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” using the Black-Scholes fair value method for option pricing is detailed in Note 1 under “Stock Options.”

The fair value of each option granted is estimated for the disclosure detailed in Note 1 on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2002, 2001 and 2000: zero dividend yield for all years; expected volatility of 54 percent, 52 percent and 47 percent, respectively; risk-free interest rates of 3.8 percent, 5.1 percent and 5.3 percent, respectively; and an expected eight-year life for all years.

The following is a summary of the status of the Company’s stock option plans as of December 31, 2002, 2001 and 2000 and changes during the years then ended.

In thousands except per share data	2002		2001		2000

Fixed Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares

Outstanding at beginning of year	2,016	$12.28	1,641	$12.95	1,329
Granted	92	15.26	562	9.84	556
Exercised	(97)	9.76	(103)	8.86	(150)
Forfeited	(129)	17.40	(84)	13.20	(94)

Outstanding at end of year	1,882	$12.21	2,016	$12.28	1,641

Options exercisable at year-end	1,111		1,004		921
Shares reserved for grants	—		200		678

Weighted-average fair value per option granted during the year	$9.60		$6.19		$5.24

For 2000, the weighted-average exercise price for options outstanding at the beginning and end of the year was $13.96 and $12.95, respectively. Options with weighted-average exercise prices of $8.77, $5.62 and $14.17 were granted, exercised and forfeited in 2000, respectively.

The following table summarizes information about stock options outstanding at December 31, 2002:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding at 12/31/02 (in thousands)	Weighted-Average Remaining Contractual Life (in years)	Weighted-Average Exercise Price	Number Exercisable at 12/31/02 (in thousands)	Weighted-Average Exercise Price

$ 6.50 – $10.08	1,133	7.6	$ 9.40	498	$ 9.23
10.38 – 11.75	261	4.5	10.77	216	10.74
13.13 – 19.81	323	4.6	16.94	231	17.61
22.63 – 26.00	165	2.6	24.44	166	24.44

$ 6.50 – $ 26.00	1,882	6.2	$12.21	1,111	$13.53

10. Employer Sponsored Benefit Plans

As of December 31, 2002, the Company maintains three defined benefit pension plans, which cover the majority of domestic Lydall employees. In connection with the sale of the Hoosick Falls operation, the Company transferred one defined benefit plan to the purchaser in 2001. The pension plans are noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. The Company’s funding policy is to fund not less than the ERISA minimum funding standard nor more than the maximum amount which can be deducted for federal income tax purposes.

Following are the components of net periodic benefit cost for pension benefits:

	For the years ended December 31,
In thousands	2002	2001	2000

Service cost	$1,167	$1,093	$993
Interest cost	1,887	1,780	1,710
Expected return on plan assets	(1,649)	(1,837)	(1,997)
Amortization of:
Transition asset	(100)	(100)	(100)
Prior service cost	2	3	11
Actuarial loss (gain)	227	10	(5)
Curtailment charges	—	139	—

Total net periodic benefit cost	$1,534	$1,088	$612

Plan assets include investments in bonds and equity securities. The Company determines the assumed discount rate, expected long-term rate of return on plan assets and annual compensation increase rate for each year. The following tables present the plan assumptions, change in benefit obligation and a summary of funded status for all plans.

	December 31,
	2002	2001	2000

Plan assumptions:
Discount rate	6.75%	7.25%	7.50%
Expected return on plan assets	9.25%	9.25%	9.25%
Rate of compensation increase	3.5-4.5%	3.5-4.5%	5.00%

	December 31,
In thousands	2002	2001

Change in benefit obligation:
Net benefit obligation at beginning of year	$24,909	$23,984
Service cost	1,167	1,093
Interest cost	1,887	1,780
Actuarial loss	2,567	854
Curtailments	—	(905)
Gross benefits paid	(1,622)	(1,897)

Net benefit obligation at end of year	$28,908	$24,909

	December 31,
In thousands	2002	2001

Change in plan assets:
Fair value of plan assets at beginning of year	$17,324	$20,191
Actual return on plan assets	(2,618)	(970)
Contributions	5,875	—
Gross benefits paid	(1,622)	(1,897)

Fair value of plan assets at end of year	$18,959	$17,324

Funded status at end of year	($9,949)	($7,585)
Unrecognized net actuarial loss	11,315	4,708
Unrecognized prior service cost	112	113
Unrecognized net transition asset	(17)	(116)

Net amount recognized	$1,461	($2,880)

Amounts recognized in the consolidated balance sheets consist of:
Prepaid benefit cost	$1,461	$201
Accrued benefit liability	—	(3,081)
Additional minimum liability	(8,699)	(2,456)
Intangible assets	216	232
Accumulated other comprehensive income	8,483	2,224

Net amount recognized	$1,461	($2,880)

The expected return on plan assets for determining 2003 net periodic benefit cost was lowered to 8.75 percent.

The Company also sponsors a Stock Purchase Plan and 401(k) Plan. Contributions are determined under various formulas. Employer contributions to these plans amounted to $1.3 million in 2002, $1.0 million in 2001 and $1.1 million in 2000.

11. Postemployment, Postretirement and Deferred Compensation

The Company maintains a defined benefit postretirement plan covering a limited number of retired and hourly employees. The plan provides health care benefits to certain groups of retired employees and postretirement life insurance benefits to certain hourly employees. The amount of expense reflected in the Company’s results of operations for these benefits was less than $.1 million for each of the last three years.

The Company provides deferred compensation to a small number of former employees and has a deferred compensation plan, which was frozen as of December 31, 1996, that provides the Company’s outside directors with compensation upon their retirement from service with the Board. In addition, the Company provides a Supplemental Executive Retirement Plan (SERP) that provides supplemental income payments after retirement to senior executives. The total deferred compensation expense related to these three plans was $.2 million in both 2002 and 2001 and $.3 million in 2000.

12. Segment Information

Lydall’s reportable segments are: Thermal/Acoustical and Filtration/Separation. All other products are aggregated in Other Products and Services. Reconciling Items include Corporate Office operating expenses and intercompany eliminations. In February 2001, the Company discontinued the Paperboard Segment. This segment consisted primarily of the Company’s Southern Products and Lydall & Foulds operations. The results of the Paperboard Segment have been excluded from continuing operations for all years presented.

During the fourth quarter of 1999, the Company discontinued the Wovens Segment, the sale of which was completed on February 29, 2000. The results of the Wovens Segment have been excluded from continuing operations for all years presented.

Lydall evaluates performance and allocates resources based on net sales and operating income. Net sales by segment reported below include intercompany transactions. Operating income (loss) is calculated using specific cost identification for most items, with certain allocations of overhead, based on sales volume.

Thermal/Acoustical

The Thermal/Acoustical Segment includes thermal and acoustical barriers, temperature-control units and insulating products that control and insulate within temperature environments ranging from -459°F (-237°C) to +3000°F (+1649°C).

Filtration/Separation

The Filtration/Separation Segment includes air and liquid filtration products for industrial and consumer applications, as well as vital fluids management systems for medical and biopharmaceutical applications.

Other Products and Services

The largest component of Other Products and Services is Lydall’s transport, distribution and warehousing business. This business specializes in time-sensitive shipments and has an in-depth understanding of the special nature and requirements of the paper and printing industries. Other Products and Services also include electrical insulation, assorted specialty products and battery separator materials sold in Europe.

The table below presents net sales and operating income (loss) by segment as used by the Chief Executive Officer of the Company for the years ended December 31, 2002, 2001 and 2000 and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income for the years ended December 31, 2002, 2001 and 2000.

In thousands for the years ended	Thermal/ Acoustical	Filtration/ Separation	Other Products and Services	Total Segments	Reconciling Items	Consolidated Totals

December 31, 2002
Net sales	$150,440	$72,776	$32,175	$255,391	($1,869)	$253,522
Operating income	20,449	10,597	2,187	33,233	(14,995)	18,238

December 31, 2001
Net sales	$125,741	$66,638	$33,260	$225,639	($2,080)	$223,559
Operating income (loss)	18,427	7,256	(431)	25,252	(13,648)	11,604

December 31, 2000
Net sales	$158,472	$67,913	$38,799	$265,184	($4,066)	$261,118
Operating income	16,768	10,210	3,826	30,804	(11,821)	18,983

Asset information by reportable segment is not reported since the Chief Executive Officer does not use such information internally.

Net sales and long-lived asset information by geographic area as of and for the years ended December 31, 2002, 2001 and 2000 are as follows:

	Net Sales			Long-Lived Assets
In thousands	2002	2001	2000	2002	2001	2000

United States	$200,556	$182,850	$193,339	$101,597	$98,612	$79,670
France	17,625	15,342	11,498	8,714	6,770	7,518
Germany	35,341	25,367	56,281	15,115	10,195	11,981

Total	$253,522	$223,559	$261,118	$125,426	$115,577	$99,169

Foreign sales are based on the country in which the sales originated (i.e., where the legal entity is domiciled).

For 2002, Lydall had two major customers, Ford Motor Co. and DaimlerChrysler AG, which accounted for sales of $45.3 million and $32.9 million, respectively. For 2001, Lydall had two major customers, Ford Motor Co. and DaimlerChrysler AG, which accounted for sales of $34.3 million and $22.7 million, respectively. For 2000, Lydall’s only major customer was Ford Motor Co., which accounted for sales of $34.1 million. These sales are reported in the Thermal/Acoustical Segment.

13. Income Taxes

The provision (benefit) for income taxes from continuing operations consists of the following:

	For the years ended December 31,
In thousands	2002	2001	2000

Current:
Federal	$—	$548	$2,631
State	246	519	1,117
Foreign	201	388	95

Total current	447	1,455	3,843

Deferred:
Federal	5,002	2,003	(5,347)
State	229	(327)	(778)
Foreign	(7)	(120)	(83)

Total deferred	5,224	1,556	(6,208)

Provision (benefit) for income taxes	$5,671	$3,011	($2,365)

The following is a reconciliation of the difference between the actual provision (benefit) for income taxes from continuing operations and the provision (benefit) computed by applying the federal statutory tax rate on earnings:

	For the years ended December 31,
	2002	2001	2000

Statutory federal income tax rate	34.0%	34.0%	(35.0)%
State income taxes, net of federal tax deduction	0.7	0.9	8.5
Exempt export and foreign income	(3.3)	(6.0)	(14.0)
Other and tax exempt income	1.2	1.0	1.0

Effective income tax rate	32.6%	29.9%	(39.5)%

The following schedule presents net current deferred tax assets and net long-term deferred tax liabilities by tax jurisdiction as of December 31, 2002 and 2001:

	2002		2001
In thousands	Current Deferred Tax Assets	Long-term Deferred Tax Liabilities	Current Deferred Tax Assets	Long-term Deferred Tax Liabilities

Federal	$2,338	$8,189	$1,887	$5,133
State	573	828	42	281
Foreign	79	1,391	85	1,404

Totals	$2,990	$10,408	$2,014	$6,818

	December 31,
In thousands	2002	2001

Deferred tax assets:
Accounts receivable	$326	$231
Inventories	963	606
Other accrued liabilities	1,156	655
Pension	4,803	3,107
Tax credits	831	606
Net operating loss carryforwards	10,998	11,298
Discontinued operations	546	493
Other, net	400	—

Total deferred tax assets	20,023	16,996

Deferred tax liabilities:
Property, plant and equipment	17,833	12,550
Assets held for sale	—	236
Intangible assets	2,282	840
Other, net	—	946

Total deferred tax liabilities	20,115	14,572
Valuation reserve	7,326	7,228

Net deferred tax liabilities	$7,418	$4,804

The Internal Revenue Service (IRS) is currently examining the Company’s federal income tax return for 1999. The Company’s management believes any potential issues resulting from this examination will not be material to the Company’s consolidated financial position, results of operations or cash flows. The IRS completed its examination of the Company’s 1997 federal income tax return during 2001 and the 1998 federal income tax return during 2002. The 2002 and 2001 effective tax rates include benefits from the settlements of these examinations. Excluding these settlements, the effective tax rates on income from continuing operations for 2002 and 2001 were 35.0 percent and 35.5 percent, respectively.

For the years ended December 31, 2002, 2001 and 2000, income (loss) from continuing operations before income taxes was derived from the following sources:

	For the years ended December 31,
In thousands	2002	2001	2000

United States	$13,713	$7,404	$23,851
Foreign	3,690	2,676	(29,832)

Total income (loss) from continuing operations before income taxes	$17,403	$10,080	($5,981)

The Company has foreign net operating loss carryforwards of approximately $31.9 million at December 31, 2002 that have been fully reserved as the ability to utilize them is uncertain.

At December 31, 2002, the Company also has approximately $4.5 million and $5.2 million of federal regular net operating loss carryforwards and federal alternative minimum tax net operating loss carryforwards, respectively, and approximately $12.1 million of state net operating loss carryforwards. The federal net operating loss carryforwards expire in 2020 and the state net operating loss carryforwards expire between 2014 and 2020.

In addition, the Company has $.1 million and $.9 million of federal and state tax credit carryforwards, the majority of which never expire.

14. Commitments and Contingencies

Leases

The Company has operating leases that resulted in an expense of $3.8 million in 2002, $2.9 million in 2001 and $2.5 million in 2000. These contracts include building, office equipment, vehicle and machinery leases, which require payment of property taxes, insurance, repairs and other operating costs. Future lease commitments under noncancelable operating leases are approximately:

In thousands	2003	2004	2005	2006	2007	Thereafter	Total

Lease payments	$3,400	$3,100	$2,600	$1,900	$1,600	$3,200	$15,800

Environmental and Other Contingencies

The Company is, from time to time, subject to various legal actions, governmental audits and proceedings relating to various matters incidental to its business including product liability and environmental claims. While the outcome of such matters cannot be predicted with certainty, management, after reviewing such matters and consulting with the Company’s internal and external counsel and considering any applicable insurance or indemnification, does not expect any liability that may ultimately be incurred will materially affect the consolidated financial position, results of operations or cash flows of the Company.

In March 1986, the United States Environmental Protection Agency (EPA) notified a former subsidiary of the Company that it and other entities may be potentially responsible in connection with the release of hazardous substances at a landfill and property located adjacent to a landfill located in Michigan City, Indiana. In June 1995, the Company and its former subsidiary were sued in the Northern District of Indiana by the insurer of the current operator of the former subsidiary’s plant seeking contribution. In June 1998, a Stipulation for Dismissal signed by all parties was filed to end current litigation until total liability at the site could be defined. In 2001, settlement discussions began between the Company and the current operator and its insurers. The Company expects to make a payment of approximately $150 thousand in exchange for a full site release if the settlement occurs. A final settlement may not be concluded until total liability at the site can be determined. In addition, the Company is in negotiations with certain insurance carriers and a third party to receive reimbursement for the settlement. Management believes the ultimate disposition of this matter will not have a material adverse effect upon the Company’s consolidated financial position, results of operations or cash flows.

In the normal course of business Lydall enters into long-term supply agreements with customers. Losses, if any, on these agreements are provided for when anticipated.

15. Comprehensive Income (Loss)

The following table discloses the balance by classification within accumulated other comprehensive loss:

In thousands	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Instrument	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive Loss

Balance at January 1, 2000	($4,582)	$—	$—	($4,582)
Change year-to-date	(1,933)	—	(285)	(2,218)

Balance at December 31, 2000	(6,515)	—	(285)	(6,800)
Change year-to-date	(155)	18	(1,116)	(1,253)

Balance at December 31, 2001	(6,670)	18	(1,401)	(8,053)
Change year-to-date	2,790	(49)	(3,858)	(1,117)

Balance at December 31, 2002	($3,880)	($31)	($5,259)	($9,170)

16. Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial information for 2002 and 2001, restated to reflect the discontinuation of the Paperboard Segment. In management’s opinion, all adjustments necessary to present fairly the information for such quarters have been reflected below:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
In thousands except per share data	2002	2001	2002	2001	2002	2001	2002	2001

Net sales	$59,685	$58,266	$66,259	$58,940	$62,721	$53,478	$64,857	$52,875
Gross margin	16,374	16,373	18,463	16,411	16,216	14,391	14,183	15,447
Income from continuing operations	3,099	1,093	3,774	1,320	3,266	2,302	1,593	2,355
Gain (loss) from discontinued operations	—	455	—	(79)	—	—	(220)	(478)
Net income	3,099	1,548	3,774	1,241	3,266	2,302	1,373	1,877

Basic earnings (loss) per share:
Continuing operations	$.19	$0.07	$.24	$0.08	$.20	$0.14	$0.10	$0.15
Discontinued operations	—	0.03	—	(0.01)	—	—	(0.01)	(0.03)
Net income	$.19	$0.10	$.24	$0.07	$.20	$0.14	$0.09	$0.12

Diluted earnings (loss) per share:
Continuing operations	$.19	$0.07	$.23	$0.08	$.20	$0.14	$0.10	$0.15
Discontinued operations	—	0.03	—	(0.01)	—	—	(0.01)	(0.03)
Net income	$.19	$0.10	$.23	$0.07	$.20	$0.14	$0.09	$0.12

The sum of certain quarterly amounts do not agree to the amounts in the Consolidated Statements of Operations for 2001 due to rounding.

Schedule II

LYDALL, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

		Additions
In thousands	Balance at January 1,	Charged to Costs and Expenses	Charged to Other Accounts		Deductions		Balance at December 31,

2002
Allowance for doubtful receivables	$859	$80	$64	[2]	($300)[1]		$703
Inventory obsolescence reserve	582	409	20	[2]	(203)[3]		808
Reserve for future tax benefits	7,228	—	1,285	[2]	(1,187)[6]		7,326

2001
Allowance for doubtful receivables	$644	$345	$—		($130)[1,2]		$859
Inventory obsolescence reserve	293	878	—		(589)[3]		582
Reserve for future tax benefits	13,882	—	—		(6,654	)[6],7	7,228

2000
Allowance for doubtful receivables	$1,511	$358	($36)[2]		($1,189)[1,4,5]		$644
Inventory obsolescence reserve	641	309	—		(657)[3,4]		293
Reserve for future tax benefits	2,104	11,778	—		—		13,882

[1]	Uncollected receivables written off and adjustments to allowance.
[2]	Record foreign currency translation adjustments.
[3]	Write-off of obsolete inventory and adjustments to reserve.
[4]	Elimination of allowance for uncollectible receivables and inventory reserve due to disposition of operations.
[5]	Reduction due to the reclassification of the reserve to “Net investment in discontinued operations” and “Assets held for sale.”
[6]	Reduction credited to income tax expense of $1.2 million and $.7 million for 2002 and 2001, respectively.
[7]	Reduction credited to deferred tax assets due to rate reduction and other adjustments.

S-1