Form 10-Q
period 2003-03-31
LYDALL INC /DE/
filed 2003-05-14
CIK 60977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $.10 par value per share.
Total Shares outstanding April 22, 2003	16,078,730

LYDALL, INC.

PART I.     FINANCIAL INFORMATION

Item 1.    Financial Statements

LYDALL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands)

	March 31, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,063	$2,596
Accounts receivable, net	47,589	39,882
Inventories:
Raw materials and supplies	12,236	10,619
Work in process	11,992	11,021
Finished goods	11,401	11,058

Total inventories	35,629	32,698
Income taxes receivable	2,742	2,723
Prepaid expenses	2,679	2,068
Net investment in discontinued operations	919	1,044
Prepaid pension asset	839	1,461
Deferred tax assets	3,272	2,990

Total current assets	94,732	85,462
Property, plant and equipment, at cost	161,715	158,369
Accumulated depreciation	(75,979)	(72,568)

	85,736	85,801
Other assets, net	39,177	39,625

Total assets	$219,645	$210,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$12,921	$9,686
Accounts payable	19,685	19,434
Accrued taxes	812	768
Accrued payroll and other compensation	3,209	4,500
Other accrued liabilities	4,820	6,481

Total current liabilities	41,447	40,869
Long-term debt	19,940	16,228
Deferred tax liabilities	11,593	10,408
Other long-term liabilities	13,798	13,315

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	2,218	2,218
Capital in excess of par value	42,522	42,519
Retained earnings	158,257	156,143
Accumulated other comprehensive loss	(8,488)	(9,170)

	194,509	191,710
Treasury stock, at cost	(61,642)	(61,642)

Total stockholders’ equity	132,867	130,068

Total liabilities and stockholders’ equity	$219,645	$210,888

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In Thousands Except Per Share Data)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Net sales	$70,367	$59,685
Cost of sales	53,180	43,311

Gross margin	17,187	16,374
Selling, product development and administrative expenses	13,643	11,448

Operating income	3,544	4,926
Other (income) expense:
Investment income	(11)	(15)
Interest expense	255	183
Foreign currency transaction losses, net	23	7
Other, net	—	(24)

	267	151

Income before income taxes	3,277	4,775
Income tax expense	1,163	1,676

Net income	$2,114	$3,099

Basic earnings per common share	$.13	$.19
Diluted earnings per common share	$.13	$.19

Weighted average common shares outstanding	16,079	15,986
Weighted average common shares and equivalents outstanding	16,156	16,190

Net income	$2,114	$3,099
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	1,138	(324)
Unrealized (loss) gain on derivative instruments	(89)	50

Other comprehensive income (loss), before tax	1,049	(274)
Income tax (expense) benefit related to other comprehensive income (loss)	(367)	95

Other comprehensive income (loss), net of tax	682	(179)

Comprehensive income	$2,796	$2,920

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net income	$2,114	$3,099
Adjustments to reconcile net income to net cash from operating activities:
Depreciation	3,155	2,558
Amortization	65	91
Deferred income taxes	883	—
Foreign currency transaction losses	23	7
Changes in operating assets and liabilities:
Accounts receivable	(7,311)	(6,713)
Income taxes receivable	93	611
Inventories	(2,269)	(880)
Accounts payable	124	744
Accrued taxes	(83)	1,303
Accrued payroll and other compensation	(1,324)	618
Other, net	524	(1,310)

Total adjustments	(6,120)	(2,971)

Net cash (used for) provided by operating activities	(4,006)	128

Cash flows from investing activities:
Capital expenditures	(4,089)	(2,432)
Acquisitions, net	—	(1,035)
Proceeds from disposal of discontinued segments	125	46

Net cash used for investing activities	(3,964)	(3,421)

Cash flows from financing activities:
Long-term debt proceeds	26,421	33,154
Long-term debt payments	(19,991)	(28,382)
Issuance of common stock	3	88

Net cash provided by financing activities	6,433	4,860

Effect of exchange rate changes on cash	4	(41)

(Decrease) Increase in cash and cash equivalents	(1,533)	1,526
Cash and cash equivalents at beginning of period	2,596	955

Cash and cash equivalents at end of period	$1,063	$2,481

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$250	$221
Income taxes	162	165

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	The accompanying consolidated condensed financial statements include the accounts of Lydall, Inc. and its subsidiaries (collectively, the “Company” or the “Registrant”). All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the consolidated condensed financial statements. Management believes that all adjustments, which include only normal recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods reported, have been included. The year-end consolidated condensed balance sheet was derived from the December 31, 2002 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain prior-year components of the consolidated condensed financial statements have been reclassified to be consistent with current year presentation. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.	Basic earnings per common share are based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are based on net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock options, where such effect is dilutive.

	Three Months Ended March 31, 2003			Three Months Ended March 31, 2002
	(Unaudited)			(Unaudited)
In thousands except per share amounts	Net Income	Average Shares	Per share Amount	Net Income	Average Shares	Per share Amount
Basic earnings per share	$2,114	16,079	$.13	$3,099	15,986	$.19
Effect of dilutive stock options	—	77	—	—	204	—

Diluted earnings per share	$2,114	16,156	$.13	$3,099	16,190	$.19

3.	The Company has a stock option plan under which employees and directors have options to purchase Common Stock. The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans. The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure, an amendment of Statement of Financial Accounting Standards No. 123” (FAS 148), which require the disclosure of pro forma effects on net income and earnings per share as if compensation cost had been recognized based upon the fair value method at the date of grant for options awarded.

LYDALL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

The following table illustrates the effect on net income and earnings per share had compensation cost been recognized based on the fair value of the options at the grant dates for awards under those plans consistent with FAS 123 using the Black-Scholes fair value method for option pricing for the three months ended March 31, 2003 and 2002. There were no grants issued during the three months ended March 31, 2003 or 2002.

In thousands except per share amounts	Three Months Ended March 31, 2003	Three Months Ended March 31, 2002
	(Unaudited)	(Unaudited)
Net income–as reported	$2,114	$3,099
Compensation expense as determined under the Black-Scholes option pricing model, net of tax	391	481

Net income–pro forma	$1,723	$2,618

Basic earnings per common share:
Net income–as reported	$.13	$.19
Net income–pro forma	$.11	$.16
Diluted earnings per common share:
Net income–as reported	$.13	$.19
Net income–pro forma	$.11	$.16

4.	The following table presents the gross carrying amount of goodwill and the related accumulated amortization included in “Other assets” in the Consolidated Condensed Balance Sheets by primary operating segment as of March 31, 2003 and December 31, 2002. There were no impairments or dispositions of goodwill recorded during the three months ended March 31, 2003.

	March 31, 2003		December 31, 2002
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Unaudited)	(Unaudited)
Goodwill
Thermal/Acoustical	$32,177	($5,953)	$32,177	($5,953)
Filtration/Separation	5,787	(1,127)	5,787	(1,127)

Total goodwill	$37,964	($7,080)	$37,964	($7,080)

LYDALL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other assets” in the Consolidated Condensed Balance Sheets as of March 31, 2003 and December 31, 2002:

	March 31, 2003		December 31, 2002
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Unaudited)	(Unaudited)
Amortized intangible assets:
Customer lists	$1,995	($1,903)	$1,995	($1,888)
License agreements	377	(98)	377	(91)
Patents	862	(226)	844	(213)
Non-compete agreements	245	(142)	245	(135)
Other	955	(813)	955	(790)

Total amortized intangible assets	$4,434	($3,182)	$4,416	($3,117)

Unamortized intangible assets:
Trademarks	$450		$450
Intangible pension assets	216		216

Total unamortized intangible assets	$666		$666

Amortization expense was approximately $.1 million for the three months ended March 31, 2003 and 2002.

The following table presents estimated amortization expense for each of the next five years:

In thousands	2003	2004	2005	2006	2007
Estimated amortization expense	$250	$200	$150	$100	$100

5.	Lydall’s reportable segments are: Thermal/Acoustical and Filtration/Separation. All other products are aggregated in Other Products and Services. Reconciling Items include Corporate Office operating expenses and intercompany eliminations. For a full description of each segment, refer to the “Notes to Consolidated Financial Statements” reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The table below presents net sales and operating income by segment for the three months ended March 31, 2003 and 2002:

In thousands Three Months Ended	Thermal/ Acoustical	Filtration/ Separation	Other Products and Services	Reconciling Items	Consolidated Totals
March 31, 2003
Net sales	$44,468	$18,478	$7,957	($536)	$70,367
Operating income	5,416	2,633	557	(5,062)	3,544

March 31, 2002
Net sales	$34,693	$17,007	$8,423	($438)	$59,685
Operating income	5,186	2,791	686	(3,737)	4,926

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Factors That May Impact Future Results

In the interest of more meaningful disclosure, Lydall and its management make statements regarding the future outlook of the Company, which constitute “forward-looking statements” under the securities laws. These forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company, based on assumptions and estimates currently believed to be valid. Forward-looking statements are included under the “Outlook” section of this Item and elsewhere within this report and are generally identified through the use of language such as “believe,” “expect,” “estimate,” “anticipate” and other words of similar meaning in connection with the discussion of future operating or financial performance.

All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Some of the factors that might cause such a difference include risks and uncertainties which are detailed in Note 14 and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

Net Sales

Lydall, Inc. recorded net sales of $70.4 million in the first quarter of 2003 compared with $59.7 million for the same quarter of 2002, representing an increase of $10.7 million, or 17.9 percent. Foreign currency translation increased net sales by approximately 5.0 percent for the period. After adjusting for the foreign currency translation impact, the increase of approximately 12.9 percent was primarily the result of a strong sales quarter for the automotive business driven by the start-up of the Volkswagen Golf platform and the continued new BMW Mini business in Europe, as well as the introduction of new automotive products. Increased sales of active thermal products, air filtration products in Europe, liquid filtration products and increased revenues from the warehouse distribution operation of the transport business also contributed to the overall increased sales performance. These increases were partially offset by lower sales of Vital Fluids’ blood filtration devices, lower specialty product sales and lower revenues from the trucking operations of the transport business.

Gross Margin

Gross margin for the first quarter of 2003 was $17.2 million, or 24.4 percent of net sales compared with $16.4 million, or 27.4 percent of net sales for the same quarter of 2002. The overall dollar increase in gross margin was attributable to the significant increase in net sales for the period when compared with the first quarter of 2002. The decline in gross margin percentage primarily related to the Columbus operation, as gross margin contribution was approximately $1.1 million lower for the first quarter of 2003 compared with the first quarter of 2002. This lower performance is related to the significant incremental costs incurred for labor and variable overhead expenses as the operation continues to take actions to improve operating performance. Additionally, increased costs for employee benefits and energy, as well as manufacturing inefficiencies at certain operations all negatively impacted gross margin performance for the quarter.

Selling, Product Development and Administrative Expenses

For the quarter ended March 31, 2003, selling, product development and administrative expenses were $13.6 million compared with $11.4 million for the same period of 2002 an increase of $2.2 million, or 19.2 percent. As a percentage of net sales these costs remained relatively flat for the first quarter of 2003 at 19.4 percent compared with 19.2 percent for the same period of 2002; primarily due to the increased net sales during the quarter compared with the first quarter of 2002. Approximately $1.1 million of this increase was related to charges for the consolidation of our e-commerce function, additional non-recurring charges for outside professional fees related to the investigation at the Columbus operation and consulting fees for tax projects and retained searches. Increases in headcount necessary to support new business and increased pension and insurance costs have also increased overall costs during the period and will continue to have an impact going forward.

Other Income/Expense

Other expense for the quarter ended March 31, 2003 was $.3 million compared to $.2 million for the first quarter of 2002 and consisted primarily of interest expense for both periods.

Income Taxes

The effective tax rate for the three months ended March 31, 2003 was 35.5 percent compared with 35.1 percent for the same period of 2002.

Segment Results

Thermal/Acoustical

Thermal/Acoustical net sales increased $9.8 million, or 28.2 percent to $44.5 million for the first quarter of 2003 compared with $34.7 million for the same period of 2002. Foreign currency translation increased segment net sales by approximately 6.0 percent for the period. After removing the foreign currency translation impact, the increase was primarily the result of a strong sales quarter for the automotive business. This increased automotive sales performance was driven by the start-up of the Volkswagen Golf platform and the continued new BMW Mini business in Europe, as well as the introduction of new automotive products in the United States such as thermal/acoustical pipe-wrap products and acoustical tunnel insulators. Additionally, sales of active thermal products were up significantly in the first quarter compared with the first quarter of 2002.

Thermal/Acoustical operating income for the first quarter of 2003 increased $.2 million, or 4.4 percent to $5.4 million from $5.2 million for the same period of 2002. Foreign currency translation increased segment operating income by approximately 4.4 percent for the period. Segment operating margin decreased to 12.2 percent for the quarter compared with 14.9 percent for the same period of 2002. The Columbus operation, which had lower performance at the gross margin line of approximately $1.1 million for the first quarter of 2003 compared with the first quarter of 2002, was the significant driver of the overall decline in operating margin percentage for the segment. The remainder of the decline related to increased employee benefit costs year-over-year across all operations and manufacturing inefficiencies at certain operations.

Filtration/Separation

Filtration/Separation net sales increased $1.5 million, or 8.6 percent to $18.5 million for the quarter ended March 31, 2003 compared with $17.0 million for the same period of 2002. Foreign currency translation increased segment net sales by approximately 5.5 percent for the period. The remainder of the increase was substantially related to sales growth in air filtration products in Europe and increased sales of liquid filtration products. These increases were slightly offset by lower sales to Vital Fluids’ blood filtration customers.

Filtration/Separation operating income decreased $.2 million, or 5.7 percent to $2.6 million for the quarter ended March 31, 2003 compared with $2.8 million for the same period of 2002. Foreign currency translation increased segment operating income by approximately 3.5 percent for the period. Segment operating margin decreased to 14.2 percent for the quarter compared with 16.4 percent for the same period of 2002. The decrease in operating margin for the segment primarily related to increased salaries, pension, insurance and energy costs across all businesses.

Other Products and Services

Other Products and Services net sales decreased $.5 million, or 5.5 percent to $8.0 million for the first quarter of 2003 compared with the same period of 2002. This decrease was primarily related to lower sales of specialty products, which were impacted by the continued soft economy and reduced revenues from the trucking operation of the transport business which was also impacted by the continued slow economy and poor weather conditions during the quarter. These decreases were partially offset by an increase in revenues from the warehouse distribution operation of the transport business as the Newport News Distribution Center was not yet performing at normal operating levels during the first quarter of 2002.

Other Products and Services operating income decreased $.1 million, or 18.8 percent to $.6 million for the quarter ended March 31, 2003 compared with $.7 million for the same period of 2002. This decrease primarily related to lower margin contributions from specialty products, which more than offset improved profitability in the transport businesses.

Outlook

We believe Lydall’s thermal/acoustical and filtration/separation businesses are healthy and expect them to grow, primarily through the introduction of new products and penetration of new markets. Lydall continued to garner new automotive business in late-2002 and the first quarter of 2003 and has received approvals for several future vehicle platforms. Demand for the Company’s bioprocessing products is expected to increase as existing customers expand utilization and the products gain validation with new customers. Lydall intends to leverage its market position in the air and liquid filtration markets by expanding the Company’s technology base and range of products.

For the year ended December 31, 2002, the Company recognized pension expense of $1.5 million. For 2003, the Company has lowered its expected return on plan assets from 9.25 percent to 8.75 percent and reduced its discount rate from 7.25 percent to 6.75 percent. As a result of these changes in assumptions and the lower than expected return on plan assets in 2002, pension expense has increased significantly from 2002 and is currently estimated to be approximately $2.5 million for 2003, of which approximately $.6 million has been recorded as of March 31, 2003.

The Company recently announced its plans to close the Charter Medical operation in Lakewood, New Jersey and to consolidate the operations into its facility in Winston-Salem, North Carolina. The Company estimates that the costs of exiting the Lakewood facility and commencing operations in Winston-Salem, including severance payments, asset write-offs, relocation costs and start-up costs at the Winston-Salem facility will approximate $.6 million and will be substantially incurred during the second quarter of 2003. The Company expects that these exit and start-up costs will be recovered through improved operating and administrative efficiencies within one year.

Liquidity and Capital Resources

At March 31, 2003, cash and cash equivalents were $1.1 million compared with $2.6 million at December 31, 2002. Working capital at March 31, 2003 was $53.3 million compared with $44.6 million at December 31, 2002. The increase in working capital during the quarter was primarily due to an increase in trade accounts receivable related to the increased sales performance during the quarter and increases in inventories related to new business primarily in the Thermal/Acoustical Segment compared with the fourth quarter of 2002.

Capital expenditures were $4.1 million for the first quarter of 2003, which included a payment for the purchase of certain foreign assets, not yet settled in cash at December 31, 2002, of $1.6 million, compared with $2.4 million for the same period of 2002.

The funded status of the Company’s defined benefit pension plans is dependent upon many factors, including returns on invested assets. Declines in the value of equity securities during the past few years have negatively impacted the value of the plans’ assets; and consequently have had a negative impact on the funded status of the plans. The minimum contribution the Company must make to fund its pension plans for the 2003 plan year is estimated to be approximately $2.4 million and must be contributed no later than September 15, 2004. Additionally, due to the declines in the value of equity securities and a decrease in prevailing interest rate yields, the Company may be required to record an additional minimum pension liability through an after tax charge to equity upon final measurement of the plans’ funded status during the fourth quarter of 2003.

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

As of March 31, 2003, the Company had unused borrowing capacity of approximately $36.1 million under various credit facilities. Management believes that the Company’s cash and cash equivalents, operating cash flow and unused borrowing capacity at March 31, 2003 are sufficient to meet current and anticipated requirements for the foreseeable future.

Critical Accounting Policies

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting policies during the first quarter of 2003.

Recently Issued Accounting Standards

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149). FAS 149 amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for certain decisions made by the FASB as part of the Derivatives Implementation Group process. FAS 149 is effective for applicable contracts entered into or modified after June 30, 2003 and should be applied prospectively, except for certain provisions specifically referenced within the pronouncement. The Company is currently reviewing and assessing the provisions of FAS 149 to determine the statement’s impact upon adoption, if any.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in market risks from those disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Vice President – Controller and Interim Chief Financial Officer, have conducted an evaluation within the past 90 days of the effectiveness of disclosure controls and procedures pursuant to the Exchange Act. Based on that evaluation, the President and Chief Executive Officer and Vice President – Controller and Interim Chief Financial Officer have concluded that the Company’s disclosure controls and procedures were effective in ensuring that all material information required to be filed in this quarterly report has been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out its last evaluation. During the evaluation, no significant deficiencies or material weaknesses were identified.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

a.	Exhibits

3.1	Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q dated November 12, 1999 and incorporated herein by this reference.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

b.	Reports on Form 8-K The Company did not file any reports on Form 8-K during the three months ended March 31, 2003.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

May 14, 2003	By:	/s/ THOMAS P. SMITH
Thomas P. Smith Vice President - Controller and Interim Chief Financial Officer (On behalf of the Registrant and as Principal Accounting Officer and Interim Principal Financial Officer)

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003	/S/ CHRISTOPHER R. SKOMOROWSKI
Christopher R. Skomorowski President and Chief Executive Officer

CERTIFICATIONS

I, Thomas P. Smith, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Lydall, Inc.;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a.	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

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

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

May 14, 2003	/S/ THOMAS P. SMITH
Thomas P. Smith Vice President - Controller and Interim Chief Financial Officer

LYDALL, INC.

Index to Exhibits

Exhibit Number

3.1	Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001, and incorporated herein by this reference.

3.2	Bylaws of the Registrant, filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q dated November 12, 1999, and incorporated herein by this reference.

99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

99.3	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.