Form 10-Q
period 2003-06-30
LYDALL INC /DE/
filed 2003-08-08
CIK 60977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock $.10 par value per share.

Total Shares outstanding July 24, 2003	16,198,233

LYDALL, INC.

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

LYDALL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands)

	June 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,573	$2,596
Accounts receivable, net	47,894	39,882
Inventories:
Raw materials and supplies	12,127	10,619
Work in process	14,454	11,021
Finished goods	10,965	11,058

Total inventories	37,546	32,698
Income taxes receivable	1,466	2,723
Prepaid expenses and other current assets	4,661	3,857
Net investment in discontinued operations	917	1,044
Deferred tax assets	3,263	2,990

Total current assets	98,320	85,790
Property, plant and equipment, at cost	167,073	158,369
Accumulated depreciation	(79,340)	(72,568)

	87,733	85,801
Other assets, net	38,529	39,297

Total assets	$224,582	$210,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$14,060	$9,686
Accounts payable	22,051	19,434
Accrued taxes	999	768
Accrued payroll and other compensation	3,364	4,500
Other accrued liabilities	6,345	6,481

Total current liabilities	46,819	40,869
Long-term debt	13,168	16,228
Deferred tax liabilities	12,727	10,408
Other long-term liabilities	13,612	13,315

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	2,219	2,218
Capital in excess of par value	42,630	42,519
Retained earnings	162,384	156,143
Accumulated other comprehensive loss	(7,335)	(9,170)

	199,898	191,710
Treasury stock, at cost	(61,642)	(61,642)

Total stockholders’ equity	138,256	130,068

Total liabilities and stockholders’ equity	$224,582	$210,888

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In Thousands Except Per Share Data)

	Three Months Ended June 30,
	2003	2002
	(Unaudited)

Net sales	$74,082	$66,259
Cost of sales	54,755	47,796

Gross margin	19,327	18,463
Selling, product development and administrative expenses	12,630	12,521

Operating income	6,697	5,942
Other (income) expense:
Investment income	(16)	(9)
Interest expense	284	202
Foreign currency transaction gains, net	(20)	(61)

	248	132

Income before income taxes	6,449	5,810
Income tax expense	2,319	2,036

Net income	$4,130	$3,774

Basic earnings per common share	$.26	$.24
Diluted earnings per common share	$.26	$.23

Weighted average common shares outstanding	16,079	15,995
Weighted average common shares and equivalents outstanding	16,115	16,430

Net income	$4,130	$3,774
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	1,782	2,731
Unrealized loss on derivative instruments	(8)	(42)

Other comprehensive income, before tax	1,774	2,689
Income tax expense related to other comprehensive income	(621)	(941)

Other comprehensive income, net of tax	1,153	1,748

Comprehensive income	$5,283	$5,522

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In Thousands Except Per Share Data)

	Six Months Ended June 30,
	2003	2002
	(Unaudited)

Net sales	$144,449	$125,944
Cost of sales	107,935	91,107

Gross margin	36,514	34,837
Selling, product development and administrative expenses	26,273	23,969

Operating income	10,241	10,868
Other (income) expense:
Investment income	(27)	(24)
Interest expense	539	385
Foreign currency transaction losses (gains), net	3	(54)
Other, net	—	(24)

	515	283

Income before income taxes	9,726	10,585
Income tax expense	3,482	3,712

Net income	$6,244	$6,873

Basic earnings per common share	$.39	$.43
Diluted earnings per common share	$.39	$.42

Weighted average common shares outstanding	16,079	15,990
Weighted average common shares and equivalents outstanding	16,124	16,327

Net income	$6,244	$6,873
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	2,920	2,406
Unrealized (loss) gain on derivative instruments	(97)	8

Other comprehensive income, before tax	2,823	2,414
Income tax expense related to other comprehensive income	(988)	(845)

Other comprehensive income, net of tax	1,835	1,569

Comprehensive income	$8,079	$8,442

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net income	$6,244	$6,873
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	6,368	5,111
Amortization	127	191
Deferred income taxes	2,154	(78)
Changes in operating assets and liabilities:
Accounts receivable	(7,047)	(11,624)
Income taxes receivable	1,375	611
Inventories	(3,664)	(1,809)
Accounts payable	2,134	2,722
Accrued taxes	2	1,595
Accrued payroll and other compensation	(1,232)	2,714
Other, net	1,679	(686)
Contributions to pension plans	(434)	(1,000)

Total adjustments	1,462	(2,253)

Net cash provided by operating activities	7,706	4,620

Cash flows from investing activities:
Capital expenditures	(8,026)	(6,157)
Acquisitions, net	—	(1,035)
Proceeds from disposal of discontinued segments	127	47
Proceeds from assets held for sale	—	920

Net cash used for investing activities	(7,899)	(6,225)

Cash flows from financing activities:
Long-term debt proceeds	35,924	64,830
Long-term debt payments	(35,903)	(63,438)
Issuance of common stock	112	239

Net cash provided by financing activities	133	1,631

Effect of exchange rate changes on cash	37	60

(Decrease) Increase in cash and cash equivalents	(23)	86
Cash and cash equivalents at beginning of period	2,596	955

Cash and cash equivalents at end of period	$2,573	$1,041

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$539	$432
Income taxes	400	1,691

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	The accompanying consolidated condensed financial statements include the accounts of Lydall, Inc. and its subsidiaries (collectively, “Lydall,” the “Company” or the “Registrant”). All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the consolidated condensed financial statements. Management believes that all adjustments, which include only normal recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods reported, have been included. The year-end consolidated condensed balance sheet was derived from the December 31, 2002 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Certain prior-year components of the consolidated condensed financial statements have been reclassified to be consistent with current period presentation. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

2.	Basic earnings per common share are based on net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are based on net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock options, where such effect is dilutive.

	Quarter Ended June 30, 2003			Quarter Ended June 30, 2002
	(Unaudited)			(Unaudited)
In thousands except per share amounts	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount
Basic earnings per share	$4,130	16,079	$.26	$3,774	15,995	$.24
Effect of dilutive stock options	—	36	—	—	435	(.01)

Diluted earnings per share	$4,130	16,115	$.26	$3,774	16,430	$.23

	Six Months Ended June 30, 2003			Six Months Ended June 30, 2002
	(Unaudited)			(Unaudited)
In thousands except per share amounts	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount
Basic earnings per share	$6,244	16,079	$.39	$6,873	15,990	$.43
Effect of dilutive stock options	—	45	—	—	337	(.01)

Diluted earnings per share	$6,244	16,124	$.39	$6,873	16,327	$.42

3.	The Company has stock option plans under which employees and directors have options to purchase Common Stock. The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans. The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Statement of Financial Accounting Standards No. 123” (FAS 148), which require the disclosure of pro forma effects on net income and earnings per share as if compensation cost had been recognized based upon the fair value method at the date of grant for options awarded.

LYDALL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

The following tables illustrate the effect on net income and earnings per share had compensation cost been recognized based on the fair value of options at the grant dates for awards under those plans consistent with FAS 123, as amended, using the Black-Scholes fair value method for option pricing:

In thousands except per share amounts	Quarter Ended June 30, 2003	Quarter Ended June 30, 2002
	(Unaudited)	(Unaudited)

Net income – as reported	$4,130	$3,774
Less: Compensation expense as determined under the Black-Scholes option pricing model, net of tax	436	481

Net income – pro forma	$3,694	$3,293

Basic earnings per common share:
Net income – as reported	$.26	$.24
Net income – pro forma	$.23	$.21
Diluted earnings per common share:
Net income – as reported	$.26	$.23
Net income – pro forma	$.23	$.20

In thousands except per share amounts	Six Months Ended June 30, 2003	Six Months Ended June 30, 2002
	(Unaudited)	(Unaudited)

Net income – as reported	$6,244	$6,873
Less: Compensation expense as determined under the Black-Scholes option pricing model, net of tax	827	962

Net income – pro forma	$5,417	$5,911

Basic earnings per common share:
Net income – as reported	$.39	$.43
Net income – pro forma	$.34	$.37
Diluted earnings per common share:
Net income – as reported	$.39	$.42
Net income – pro forma	$.34	$.36

4.	The following table presents the gross carrying amount of goodwill and the related accumulated amortization included in “Other assets” in the Company’s Consolidated Condensed Balance Sheets by primary operating segment as of June 30, 2003 and December 31, 2002. There were no impairments or dispositions of goodwill recorded during the quarter or six months ended June 30, 2003.

	June 30, 2003		December 31, 2002
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Unaudited)	(Unaudited)
Goodwill
Thermal/Acoustical	$32,177	($5,953)	$32,177	($5,953)
Filtration/Separation	5,787	(1,127)	5,787	(1,127)

Total goodwill	$37,964	($7,080)	$37,964	($7,080)

LYDALL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other assets” in the Consolidated Condensed Balance Sheets as of June 30, 2003 and December 31, 2002:

	June 30, 2003		December 31, 2002
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Unaudited)	(Unaudited)
Amortized intangible assets:
Customer lists	$1,995	($1,918)	$1,995	($1,888)
License agreements	377	(106)	377	(91)
Patents	870	(238)	844	(213)
Non-compete agreements	245	(150)	245	(135)
Other	955	(832)	955	(790)

Total amortized intangible assets	$4,442	($3,244)	$4,416	($3,117)

Unamortized intangible assets:
Trademarks	$450		$450
Intangible pension assets	216		216

Total unamortized intangible assets	$666		$666

Amortization expense was approximately $62 thousand and $127 thousand for the quarter and six months ended June 30, 2003, respectively, and $100 thousand and $191 thousand for the quarter and six months ended June 30, 2002, respectively.

The following table presents estimated amortization expense for each of the next five years:

In thousands	2003	2004	2005	2006	2007
Estimated amortization expense	$250	$200	$150	$100	$100

5.	In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149). FAS 149 amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for certain decisions made by the FASB as part of the Derivatives Implementation Group process. FAS 149 is effective for applicable contracts entered into or modified after June 30, 2003 and should be applied prospectively, except for certain provisions specifically referenced within the pronouncement. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

LYDALL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

6.	Lydall’s reportable segments are: Thermal/Acoustical and Filtration/Separation. All other products are aggregated in Other Products and Services. Reconciling Items include Corporate Office operating expenses and intercompany eliminations. For a full description of each segment, refer to Item 1 and the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The table below presents net sales and operating income by segment for the quarter and six months ended June 30, 2003 and 2002:

In thousands Quarter Ended	Thermal/ Acoustical	Filtration/ Separation	Other Products and Services	Reconciling Items	Consolidated Totals
June 30, 2003
Net sales	$45,881	$21,119	$7,579	($497)	$74,082
Operating income	$7,039	$2,805	$849	($3,996)	$6,697

June 30, 2002
Net sales	$39,023	$19,584	$8,112	($460)	$66,259
Operating income	$6,585	$2,847	$738	($4,228)	$5,942

In thousands Six Months Ended	Thermal/ Acoustical	Filtration/ Separation	Other Products and Services	Reconciling Items	Consolidated Totals
June 30, 2003
Net sales	$90,349	$39,597	$15,536	($1,033)	$144,449
Operating income	$12,454	$5,438	$1,406	($9,057)	$10,241

June 30, 2002
Net sales	$73,716	$36,591	$16,535	($898)	$125,944
Operating income	$11,771	$5,638	$1,424	($7,965)	$10,868

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Factors That May Impact Future Results

In the interest of more meaningful disclosure, Lydall and its management make statements regarding the future outlook of the Company, which constitute “forward-looking statements” under the securities laws. These forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company, based on assumptions and estimates currently believed to be valid. Forward-looking statements are included under the “Outlook” section of this Item and elsewhere within this report and are generally identified through the use of language such as “believe,” “expect,” “may,” “estimate,” “anticipate” and other words of similar meaning in connection with the discussion of future operating or financial performance.

All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Some of the factors that might cause such a difference include risks and uncertainties which are detailed in Note 14 and in the Management’s Discussion and Analysis of Financial Condition and Results of Operations section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Results of Operations

Net Sales

Lydall, Inc. recorded net sales of $74.1 million in the second quarter of 2003 compared with $66.3 million for the same quarter of 2002, an increase of $7.8 million or 11.8 percent. For the six months ended June 30, 2003, net sales totaled $144.4 million, an increase of $18.5 million or 14.7 percent from $125.9 million for the six months ended June 30, 2002. Foreign currency translation, which was primarily related to the significant strengthening of the Euro during the first half of 2003, increased net sales by approximately 4.8 percent and 4.9 percent for the quarter and six months ended June 30, 2003, respectively. After adjusting for foreign currency translation, the increase for the quarter and six-month periods was primarily the result of strong sales from the automotive operations generated primarily from increased sales of exhaust wrap and tunnel insulator products and new platform sales in the United States and Europe. Increased sales of active thermal products, air filtration products in Europe, liquid filtration products, Vital Fluids’ blood and cell therapy and bioprocessing products and increased revenues from the warehouse distribution operation also contributed to the overall increased sales for the quarter and six months ended June 30, 2003 when compared with the same periods of 2002. These increases were partially offset by lower sales of domestic air filtration media, reduced Vital Fluids’ sales to original equipment manufacturers and lower specialty product sales for the quarter and six months ended June 30, 2003.

Gross Margin

Gross margin for the quarter and six months ended June 30, 2003 was $19.3 million and $36.5 million, respectively, compared with $18.5 million and $34.8 million for the quarter and six months ended June 30, 2002. Gross margin as a percentage of net sales was 26.1 percent for the second quarter of 2003 compared with 27.9 percent for the same quarter of 2002; and 25.3 percent and 27.7 percent for the six months ended June 30, 2003 and 2002, respectively. The overall dollar increase in gross margin for the quarter and six months ended June 30, 2003 was primarily attributable to the significant increase in net sales in the automotive business when compared with the same periods of 2002. The decline in gross margin percentage primarily related to the Columbus operation, as its gross margin contribution was approximately $.7 million and $1.7 million lower for the second quarter and six-month periods, respectively, compared with the same periods of 2002. Other contributing factors to the overall decline in gross margin percentage were the incremental costs incurred in the second quarter to consolidate the Lakewood, NJ and Winston-Salem, NC facilities, higher employee benefit and insurance costs across the Company, as well as manufacturing inefficiencies at certain operations. These incremental costs were partially offset by lower Economic Value Added (EVA) bonus expense of $.5 million during the second quarter and improved margins for active thermal products and the warehouse distribution operations due to higher volume compared with 2002.

Selling, Product Development and Administrative Expenses

For the quarter and six months ended June 30, 2003, selling, product development and administrative expenses were $12.6 million and $26.3 million compared with $12.5 million and $24.0 million for the same periods of 2002, respectively. Selling, product development and administrative expenses were 17.0 percent of net sales for the quarter ended June 30, 2003, compared with 18.9 percent in the second quarter of 2002; and 18.2 percent of net sales for the first six months of 2003, compared with 19.0 percent for the first six months of 2002. Selling, product development and administrative expenses for the quarter ended June 30, 2003 were beneficially impacted compared with the same quarter of 2002 by a reduction in bonus expense of approximately $1.3 million recorded in accordance with the Company’s EVA bonus program. This reduction in expense for the quarter was substantially offset by increased salaries and other employee benefit costs and additional consulting fees related to Sarbanes-Oxley compliance activities and other matters. In addition to the incremental costs incurred during the second quarter, the increased costs for the six months ended June 30, 2003 included first quarter charges of approximately $1.1 million for the consolidation of our e-commerce function, non-recurring charges for outside professional fees related to the investigation at the Columbus operation and fees for tax projects and retained searches. Increases in headcount necessary to support new business and increased pension and insurance costs have also increased overall costs and will continue to have an impact going forward.

Other Income/Expense

For the quarter ended June 30, 2003, other expense of approximately $.2 million primarily consisted of interest expense of $.3 million, offset by minor gains from investments and foreign exchange transactions. For the quarter ended June 30, 2002, other expense of $.1 million primarily consisted of interest expense of $.2 million, offset by foreign exchange transaction gains of approximately $.1 million.

For the six months ended June 30, 2003, other expense of $.5 million primarily consisted of interest expense. For the six months ended June 30, 2002 other expense of $.3 million primarily consisted of interest expense of $.4 million, offset by $.1 million of foreign currency transaction gains.

Income Taxes

The effective tax rate for the quarter and six months ended June 30, 2003 was 36.0 percent and 35.8 percent, respectively, compared with 35.0 percent and 35.1 percent for the same periods of 2002.

Segment Results

Thermal/Acoustical

Thermal/Acoustical net sales were $45.9 million for the quarter ended June 30, 2003, compared with $39.0 million for the second quarter of 2002, an increase of $6.9 million, or 17.6 percent. For the six months ended June 30, 2003, net segment sales were $90.3 million, an increase of $16.6 million, or 22.6 percent from $73.7 million for the six months ended June 30, 2002. Foreign currency translation increased segment net sales by approximately 5.2 percent and 5.5 percent for the quarter and six months ended June 30, 2003, respectively. After adjusting for foreign currency translation, the increased net segment sales during the quarter and six-month periods was primarily the result of strong sales for the automotive business. This increased automotive performance was driven by increased sales of thermal/acoustical exhaust wrap and acoustical tunnel insulator products and increased part sales for the DaimlerChrysler Pacifica platform in the United States and new part and tooling sales for European platforms, primarily the Volkswagen Golf, Nissan Micra and BMW Mini. Additionally, sales of active thermal products continue to show sustained improvement for the quarter and year to date compared with the same periods of 2002.

Thermal/Acoustical operating income increased $.4 million or 6.9 percent to $7.0 million for the quarter ended June 30, 2003, compared with $6.6 million for the second quarter of 2002. For the six months ended June 30, 2003, segment operating income was $12.5 million, compared with $11.8 million for the same period of 2002, an increase of $.7 million, or 5.8 percent. Foreign currency translation increased segment operating income by approximately 2.4 percent and 3.3 percent for the quarter and six months ended June 30, 2003, respectively. Operating margin for the quarter and six months ended June 30, 2003 was 15.3 percent and 13.8 percent, respectively, compared with 16.9 percent and 16.0 percent for the quarter and six months ended June 30, 2002. The Columbus operation, while continuing to make progress, continued to be the significant driver of the overall decline in operating margin percentage for the segment as its comparative performance at the gross margin level for the quarter and year to date was $.7 million and $1.7 million lower than the same periods of 2002. The remainder of the decline primarily related to increased employee benefit costs year-over-year across all operations and unfavorable production variances at certain operations. These declines were partially offset by lower bonus expense accrued during the quarter and six months ended June 30, 2003 when compared with 2002.

Filtration/Separation

Filtration/Separation net sales were $21.1 million for the quarter ended June 30, 2003, compared with $19.6 million for the second quarter of 2002, an increase of $1.5 million, or 7.8 percent. For the six months ended June 30, 2003, net segment sales were $39.6 million, an increase of $3.0 million, or 8.2 percent from $36.6 million for the six months ended June 30, 2002. Foreign currency translation increased segment net sales by approximately 6.1 percent and 5.8 percent for the quarter and six months ended June 30, 2003, respectively. The remainder of the increase for the quarter and six-month periods was substantially related to sales growth of air filtration products in Europe, liquid filtration products, new blood and cell therapy products and bioprocessing products to new and existing customers. These increases were partially offset by lower domestic air filtration sales, primarily to the consumer market, and reduced Vital Fluids’ sales to original equipment manufacturers.

Filtration/Separation operating income was essentially flat at $2.8 million for the quarters ended June 30, 2003 and 2002. For the six months ended June 30, 2003, segment operating income was $5.4 million, compared with $5.6 million for the same period of 2002, a decrease of $.2 million, or 3.5 percent. Foreign currency translation increased segment operating income by approximately 5.7 percent and 4.6 percent for the quarter and six months ended June 30, 2003, respectively. Operating margin for the quarter and six months ended June 30, 2003 was 13.3 percent and 13.7 percent, respectively, compared with 14.5 percent and 15.4 percent for the quarter and six months ended June 30, 2002. After removing the impact of favorable foreign currency translation, the net decrease in operating income and margin percentage for the quarter and six-month periods primarily related to the restructuring costs incurred to consolidate the Company’s Lakewood, NJ and Winston-Salem, NC operations, unfavorable production variances at certain operations and increased salaries, pension, insurance and energy costs across all businesses. These incremental costs were partially offset by lower expense for EVA bonus accruals.

Other Products and Services

Other Products and Services net sales were $7.6 million for the quarter ended June 30, 2003, compared with $8.1 million for the second quarter of 2002, a decrease of $.5 million, or 6.6 percent. For the six months ended June 30, 2003, net segment sales were $15.5 million, a decrease of $1.0 million, or 6.0 percent from $16.5 million for the six months ended June 30, 2002. The decrease in net segment sales for the quarter and six months ended June 30, 2003 was primarily related to significantly lower sales of specialty products and reduced revenues from the trucking operation of the transport business, both of which, consistent with the first quarter of 2003, continued to be impacted by the slow-to-recover economy. These decreases were partially offset by increased revenues from the warehouse distribution operation of the transport business as the Newport News Distribution Center continued to perform at improved operating levels compared with its prior year’s start-up performance.

Other Products and Services operating income increased $.1 million or 15.0 percent to $.8 million for the quarter ended June 30, 2003, compared with $.7 million for the second quarter of 2002. For the six months ended June 30, 2003 and 2002, segment operating income was essentially flat at $1.4 million. Operating margin for the quarter and six months ended June 30, 2003 was 11.2 percent and 9.0 percent, respectively, compared with 9.1 percent and 8.6 percent for the quarter and six months ended June 30, 2002. The increase in operating income in the second quarter and operating margin performance for the quarter and six months ended June 30, 2003 primarily related to improved operating performance in the warehouse distribution business, which resulted from higher volume and the absence of start-up costs incurred during 2002. These improvements were partially offset by lower margin contributions from the trucking operation for the quarter and reduced operating income from specialty products for the quarter and six months ended June 30, 2003, as compared with the same periods of 2002, respectively.

Outlook

We believe Lydall’s thermal/acoustical and filtration/separation businesses are healthy and expect them to continue to grow, primarily through the introduction of new products and penetration of new markets.

Lydall continued to garner new automotive business in the first half of 2003 and has received approvals for several future vehicle platforms. However, original equipment manufacturers (OEMs) in the United States have announced production cutbacks, and therefore, production volumes in the industry are likely to be lower in the second half of the year. As a result, while the Company expects continued sales growth in automotive products during the second half of 2003 as compared with the second half of 2002, such growth is expected to be at a lower rate than the first half of the year. In addition, the Company expects to incur costs related to the start-up of the new automotive operation in St. Nazaire, France; such costs will continue to be incurred until the opening of the facility in the second quarter of 2004. This new facility, when operational, will enable the Company to support important new automotive customers such as Renault-Nissan and PSA, from which the Company has received significant purchase commitments, as well as other OEMs throughout Northern Europe.

Demand for the Company’s bioprocessing products is expected to increase as existing customers continue to expand utilization and products gain validation with new customers. The Company anticipates that demand for its blood and cell therapy products will continue to grow through new product introductions, particularly custom devices. However, sales to original equipment manufacturers are expected to decrease, which may partially offset the expected growth in other areas of the Vital Fluids’ business. Lydall intends to leverage its market position in the air and liquid filtration markets by expanding the Company’s technology base and range of products.

In July 2003, coinciding with his appointment as President and Chief Executive Officer, the Company issued David Freeman a grant of one hundred thousand shares of Lydall restricted stock. These shares vest

20 percent per year over the next five years and will be expensed over this five-year period based on the closing market value of the stock on the date of grant. The total expected compensation cost to be recognized by the Company over the next five years, beginning in the third quarter of 2003, is approximately $1.1 million on a pre-tax basis.

Similar to most public companies, Lydall is currently completing internal projects in order to comply with the Sarbanes-Oxley Act of 2002. These projects will require the Company to devote internal resources and incur costs related to the use of external consultants. The Company is currently evaluating the expected impact of these costs in the short and long term, which may have a material impact to the results of operations.

For the year ended December 31, 2002, the Company recognized pension expense of $1.5 million. For 2003, the Company lowered its expected return on plan assets to 8.75 percent. In addition, the reduction in the discount rate to 6.75 percent and the lower than expected return on plan assets in 2002 have increased the deferred actuarial loss subject to amortization. As a result of these changes in assumptions, pension expense has increased significantly from 2002 and is currently estimated to be approximately $2.6 million for 2003, of which approximately $1.2 million has been recorded as of June 30, 2003.

Liquidity and Capital Resources

Cash and cash equivalents were approximately $2.6 million at June 30, 2003 and December 31, 2002. Working capital at June 30, 2003 was $51.5 million compared with $44.9 million at December 31, 2002. The increase in working capital was primarily due to increased trade accounts receivable related to current year increased sales performance and increased inventories related to new business primarily in the Thermal/Acoustical Segment.

Capital expenditures were $8.0 million for the first six months of 2003, which included a payment for the purchase of certain foreign assets, not yet settled in cash at December 31, 2002, of $1.6 million, compared with $6.2 million for the same period of 2002 as the Company continues to invest in its core operations in line with expected demand for the Company’s products.

The funded status of the Company’s defined benefit pension plans is dependent upon many factors, including returns on invested assets. Declines in the value of equity securities during the past few years have negatively impacted the value of the plans’ assets; and consequently have had a negative impact on the funded status of the plans. The minimum contribution the Company must make to fund its pension plans for the 2003 plan year is estimated to be approximately $2.4 million. Of this amount, approximately $.4 million has been contributed as of June 30, 2003 and the remaining $2.0 million must be contributed no later than September 15, 2004. Additionally, due to the declines in the value of equity securities and a decrease in prevailing interest rate yields, the Company may be required to record an additional minimum pension liability through a non-cash, after tax charge to equity upon final measurement of the plans’ funded status during the fourth quarter of 2003.

As of June 30, 2003, the Company had unused borrowing capacity of approximately $41.6 million under various credit facilities. Management believes that the Company’s cash and cash equivalents, operating cash flow and unused borrowing capacity at June 30, 2003 are sufficient to meet current and anticipated requirements for the foreseeable future.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s significant accounting policies or critical accounting estimates during the quarter or six months ended June 30, 2003.

Recently Issued Accounting Pronouncements

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149). FAS 149 amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for certain decisions made by the FASB as part of the Derivatives Implementation Group process. FAS 149 is effective for applicable contracts entered into or modified after June 30, 2003 and should be applied prospectively, except for certain provisions specifically referenced within the pronouncement. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in market risks from those disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Vice President – Controller and Interim Chief Financial Officer, have conducted an evaluation as of June 30, 2003 of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Vice President – Controller and Interim Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that it has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have been no changes in the Company’s internal control over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on May 8, 2003. Stockholders voted on two proposals presented to them for consideration. The proposed matters and results of the voting were as follows:

1.)	Election of Nominees to the Board of Directors

Stockholders elected eight Directors to serve until the next Annual Meeting to be held in 2004. The results of the voting were as follows:

	For	Withheld
Samuel P. Cooley	14,501,037	296,237
W. Leslie Duffy	10,829,386	3,967,888
David Freeman	14,504,821	292,453
Suzanne Hammett	14,486,246	311,028
Christopher R. Skomorowski	14,502,787	294,487
Elliott F. Whitely	14,605,517	191,757
Roger M. Widmann	14,623,489	173,785
Albert E. Wolf	14,499,553	297,721

2.)	Lydall 2003 Stock Incentive Compensation Plan

Stockholders approved the Lydall 2003 Stock Incentive Compensation Plan as proposed. The results of the voting were as follows:

For	10,676,066
Against	2,161,831
Abstained	487,871

Individual agreements issued under the Lydall 2003 Stock Incentive Compensation Plan will not be filed with the Securities and Exchange Commission when executed; however, copies of the standard forms will be available upon request.

Item 6.     Exhibits and Reports on Form 8-K

a.	Exhibits

3.1	Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by reference.

3.2	Bylaws of the Registrant, filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q dated November 12, 1999 and incorporated herein by reference.

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

b.	Reports on Form 8-K

On April 30, 2003, a Report on Form 8-K (File No. 1-7665) was furnished pursuant to Item 12 “Results of Operations and Financial Condition” to disclose the issuance of a press release setting forth the Company’s financial results for the first quarter ended March 31, 2003. This information was presented under Item 9 “Regulation FD Disclosure,” in accordance with SEC Releases 33-8216 and 34-47583. The report contained an Exhibit furnished under Item 7 “Financial Statements and Exhibits,” which was the Company’s press release dated April 30, 2003 that was incorporated by reference.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

August 8, 2003	By:	/s/ THOMAS P. SMITH
Thomas P. Smith Vice President – Controller and Interim Chief Financial Officer (On behalf of the Registrant and as Principal Accounting Officer and Interim Principal Financial Officer)

LYDALL, INC.

Index to Exhibits

Exhibit Number
3.1	Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by reference.

3.2	Bylaws of the Registrant, filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q dated November 12, 1999 and incorporated herein by reference.

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities and Exchange Act of 1934, filed herewith.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.