Form 10-Q
period 2003-09-30
LYDALL INC /DE/
filed 2003-11-07
CIK 60977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2  of the Act). Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $.10 par value per share.

Total Shares outstanding October 21, 2003	16,251,845

LYDALL, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

LYDALL, INC.

CONSOLIDATED CONDENSED BALANCE SHEETS

(In Thousands)

	September 30, 2003	December 31, 2002
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,021	$2,596
Accounts receivable, net	45,266	39,882
Inventories:
Raw materials and supplies	12,042	10,619
Work in process	14,535	11,021
Finished goods	11,076	11,058

Total inventories	37,653	32,698
Income taxes receivable	2,463	2,723
Prepaid expenses and other current assets	5,724	3,857
Net investment in discontinued operations	—	1,044
Deferred tax assets	3,437	2,990

Total current assets	96,564	85,790
Property, plant and equipment, at cost	169,667	158,369
Accumulated depreciation	(80,103)	(72,568)

	89,564	85,801
Other assets, net	38,965	39,297

Total assets	$225,093	$210,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$5,060	$9,686
Accounts payable	21,710	19,434
Accrued taxes	1,238	768
Accrued payroll and other compensation	2,628	4,500
Other accrued liabilities	6,707	6,481

Total current liabilities	37,343	40,869
Long-term debt	18,926	16,228
Deferred tax liabilities	13,965	10,408
Other long-term liabilities	14,520	13,315

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	2,233	2,218
Capital in excess of par value	43,186	42,519
Retained earnings	163,471	156,143
Accumulated other comprehensive loss	(6,909)	(9,170)

	201,981	191,710
Treasury stock, at cost	(61,642)	(61,642)

Total stockholders’ equity	140,339	130,068

Total liabilities and stockholders’ equity	$225,093	$210,888

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In Thousands Except Per Share Data)

	Three Months Ended September 30,
	2003	2002
	(Unaudited)
Net sales	$63,825	$62,721
Cost of sales	48,890	46,505

Gross margin	14,935	16,216
Selling, product development and administrative expenses	11,757	11,458

Operating income	3,178	4,758
Other (income) expense:
Investment income	(2)	(14)
Interest expense	209	246
Foreign currency transaction losses (gains), net	6	(84)
Other, net	—	20

	213	168

Income from continuing operations before income taxes	2,965	4,590
Income tax expense	1,062	1,324

Income from continuing operations	1,903	3,266
Discontinued operations:
Loss on disposal of discontinued segments, net of tax benefit of $481	(819)	—

Loss from discontinued operations	(819)	—

Net income	$1,084	$3,266

Basic earnings per common share:
Continuing operations	$.12	$.20
Discontinued operations	(.05)	—

Net income	$.07	$.20
Diluted earnings per common share:
Continuing operations	$.12	$.20
Discontinued operations	(.05)	—

Net income	$.07	$.20

Weighted average common shares outstanding	16,104	16,011
Weighted average common shares and equivalents outstanding	16,283	16,335

Net income	$1,084	$3,266
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	605	(82)
Unrealized gain (loss) on derivative instruments	51	(68)

Other comprehensive income (loss), before tax	656	(150)
Income tax (expense) benefit related to other comprehensive income (loss)	(230)	53

Other comprehensive income (loss), net of tax	426	(97)

Comprehensive income	$1,510	$3,169

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In Thousands Except Per Share Data)

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
Net sales	$208,274	$188,665
Cost of sales	156,825	137,612

Gross margin	51,449	51,053
Selling, product development and administrative expenses	38,030	35,427

Operating income	13,419	15,626
Other (income) expense:
Investment income	(29)	(38)
Interest expense	748	631
Foreign currency transaction losses (gains), net	9	(138)
Other, net	—	(4)

	728	451

Income from continuing operations before income taxes	12,691	15,175
Income tax expense	4,544	5,036

Income from continuing operations	8,147	10,139
Discontinued operations:
Loss on disposal of discontinued segments, net of tax benefit of $481	(819)	—

Loss from discontinued operations	(819)	—

Net income	$7,328	$10,139

Basic earnings per common share:
Continuing operations	$.51	$.63
Discontinued operations	(.05)	—

Net income	$.46	$.63
Diluted earnings per common share:
Continuing operations	$.50	$.62
Discontinued operations	(.05)	—

Net income	$.45	$.62

Weighted average common shares outstanding	16,088	15,997
Weighted average common shares and equivalents outstanding	16,172	16,329

Net income	$7,328	$10,139
Other comprehensive income (loss), before tax:
Foreign currency translation adjustments	3,525	2,325
Unrealized loss on derivative instruments	(46)	(60)

Other comprehensive income, before tax	3,479	2,265
Income tax expense related to other comprehensive income	(1,218)	(793)

Other comprehensive income, net of tax	2,261	1,472

Comprehensive income	$9,589	$11,611

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30,
	2003	2002
	(Unaudited)
Cash flows from operating activities:
Net income	$7,328	$10,139
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	9,529	7,814
Amortization	188	315
Deferred income taxes	3,611	(407)
Loss on disposal of discontinued segments	819	—
Loss on disposal of fixed assets	360	—
Changes in operating assets and liabilities:
Accounts receivable	(4,187)	(9,459)
Income taxes receivable	378	611
Inventories	(3,449)	(2,453)
Accounts payable	1,651	(24)
Accrued taxes	159	1,882
Accrued payroll and other compensation	(2,001)	4,042
Other, net	2,256	(448)
Contributions to pension plans	(2,004)	(1,700)

Total adjustments	7,310	173

Net cash provided by operating activities	14,638	10,312

Cash flows from investing activities:
Capital expenditures	(12,837)	(10,147)
Acquisitions, net	—	(1,035)
Proceeds from disposal of discontinued segments	127	122
Proceeds from assets held for sale	—	1,002

Net cash used for investing activities	(12,710)	(10,058)

Cash flows from financing activities:
Debt proceeds	49,860	79,433
Debt payments	(53,347)	(79,710)
Issuance of common stock	681	410

Net cash (used for) provided by financing activities	(2,806)	133

Effect of exchange rate changes on cash	303	42

(Decrease) Increase in cash and cash equivalents	(575)	429
Cash and cash equivalents at beginning of period	2,596	955

Cash and cash equivalents at end of period	$2,021	$1,384

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$883	$668
Income taxes	484	2,841

See accompanying Notes to Consolidated Condensed Financial Statements.

LYDALL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS

1.	The accompanying consolidated condensed financial statements include the accounts of Lydall, Inc. and its subsidiaries (collectively, “Lydall,” the “Company” or the “Registrant”). All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the consolidated condensed financial statements. Management believes that all adjustments, which include only normal recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods reported, have been included. The year-end consolidated condensed balance sheet was derived from the December 31, 2002 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. Certain prior year components of the consolidated condensed financial statements have been reclassified to be consistent with current period presentation.

2.	Basic earnings per common share are based on income from continuing operations and net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are based on income from continuing operations and net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock equivalents, where such effect is dilutive.

	Quarter Ended September 30, 2003			Quarter Ended September 30, 2002
	(Unaudited)			(Unaudited)
	Income from Continuing Operations ($000’s)	Average Shares (000’s)	Per Share Amount	Income from Continuing Operations ($000’s)	Average Shares (000’s)	Per Share Amount
Basic earnings per share	$1,903	16,104	$.12	$3,266	16,011	$.20
Effect of dilutive stock options	—	179	—	—	324	—

Diluted earnings per share	$1,903	16,283	$.12	$3,266	16,335	$.20

	Net Income ($000’s)	Average Shares (000’s)	Per Share Amount	Net Income ($000’s)	Average Shares (000’s)	Per Share Amount
Basic earnings per share	$1,084	16,104	$.07	$3,266	16,011	$.20
Effect of dilutive stock options	—	179	—	—	324	—

Diluted earnings per share	$1,084	16,283	$.07	$3,266	16,335	$.20

	Nine Months Ended September 30, 2003			Nine Months Ended September 30, 2002
	(Unaudited)			(Unaudited)
	Income from Continuing Operations ($000’s)	Average Shares (000’s)	Per Share Amount	Income from Continuing Operations ($000’s)	Average Shares (000’s)	Per Share Amount
Basic earnings per share	$8,147	16,088	$.51	$10,139	15,997	$.63
Effect of dilutive stock options	—	84	(.01)	—	332	(.01)

Diluted earnings per share	$8,147	16,172	$.50	$10,139	16,329	$.62

	Net Income ($000’s)	Average Shares (000’s)	Per Share Amount	Net Income ($000’s)	Average Shares (000’s)	Per Share Amount
Basic earnings per share	$7,328	16,088	$.46	$10,139	15,997	$.63
Effect of dilutive stock options	—	84	(.01)	—	332	(.01)

Diluted earnings per share	$7,328	16,172	$.45	$10,139	16,329	$.62

LYDALL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

3.	The Company has stock option plans under which employees and directors have options to purchase Common Stock. The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans. The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Statement of Financial Accounting Standards No. 123” (FAS 148), which require the disclosure of pro forma effects on net income and earnings per share as if compensation cost had been recognized based upon the fair value method at the date of grant for options awarded.

The following tables illustrate the effect on net income and earnings per share as if compensation cost had been recognized based on the fair value of the options at the grant dates for awards under those plans consistent with FAS 123, as amended, using the Black-Scholes fair value method for option pricing:

In thousands except per share amounts	Quarter Ended September 30, 2003	Quarter Ended September 30, 2002
	(Unaudited)	(Unaudited)

Net income – as reported	$1,084	$3,266
Compensation expense as determined under the Black-Scholes option pricing model, net of tax	(416)	(481)

Net income – pro forma	$668	$2,785

Basic earnings per common share:
Net income – as reported	$.07	$.20
Net income – pro forma	$.04	$.17
Diluted earnings per common share:
Net income – as reported	$.07	$.20
Net income – pro forma	$.04	$.17

In thousands except per share amounts	Nine Months Ended September 30, 2003	Nine Months Ended September 30, 2002
	(Unaudited)	(Unaudited)

Net income – as reported	$7,328	$10,139
Compensation expense as determined under the Black-Scholes option pricing model, net of tax	(1,243)	(1,443)

Net income – pro forma	$6,085	$8,696

Basic earnings per common share:
Net income – as reported	$.46	$.63
Net income – pro forma	$.38	$.54
Diluted earnings per common share:
Net income – as reported	$.45	$.62
Net income – pro forma	$.38	$.53

LYDALL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

4.	The following table presents the gross carrying amount of goodwill and the related accumulated amortization included in “Other assets” in the Company’s Consolidated Condensed Balance Sheets by primary operating segment as of September 30, 2003 and December 31, 2002. There were no impairments or dispositions of goodwill recorded during the quarter or nine months ended September 30, 2003.

	September 30, 2003		December 31, 2002
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Unaudited)	(Unaudited)
Goodwill
Thermal/Acoustical	$32,177	($5,953)	$32,177	($5,953)
Filtration/Separation	5,787	(1,127)	5,787	(1,127)

Total goodwill	$37,964	($7,080)	$37,964	($7,080)

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other assets” in the Consolidated Condensed Balance Sheets as of September 30, 2003 and December 31, 2002:

	September 30, 2003		December 31, 2002
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Unaudited)	(Unaudited)
Amortized intangible assets:
Customer lists	$1,995	($1,933)	$1,995	($1,888)
License agreements	377	(114)	377	(91)
Patents	883	(251)	844	(213)
Non-compete agreements	245	(157)	245	(135)
Other	1,061	(850)	955	(790)

Total amortized intangible assets	$4,561	($3,305)	$4,416	($3,117)

Unamortized intangible assets:
Trademarks	$450		$450

Amortization expense was approximately $61 thousand and $188 thousand for the quarter and nine months ended September 30, 2003, respectively, and $124 thousand and $315 thousand for the quarter and nine months ended September 30, 2002, respectively.

The following table presents estimated amortization expense for each of the next five years:

In thousands	2003	2004	2005	2006	2007
Estimated amortization expense	$250	$200	$150	$100	$100

5.	In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149). FAS 149 amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for certain decisions made by the FASB as part of the Derivatives Implementation Group process. FAS 149 was effective for applicable contracts entered into or modified after June 30, 2003 and should be applied prospectively, except for certain provisions specifically referenced within the pronouncement. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

LYDALL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

6.	During the third quarter ended September 30, 2003, the Company recorded an after-tax charge of $.8 million, or $.05 per diluted share for additional shutdown costs and the write-off of the remaining book value of assets of the previously discontinued Paperboard Segment.

7.	The Company amended and restated its $50 million domestic revolving credit facility with a group of five banking institutions on August 29, 2003. The most recent amendment and restatement was completed to provide the Company additional flexibility with respect to certain restrictive and financial covenants under the credit agreement. The credit agreement continues to have the same maturity date of September 30, 2005 and, other than specific modifications made to certain covenants, was renewed under similar terms and conditions as those previously in place under the prior arrangement. The modifications to the financial covenants provide the Company with the flexibility to reacquire its stock under the stock repurchase program recently approved by the Company’s Board of Directors and to fund the capital requirements of the new European automotive operation.

As part of its $50 million domestic credit facility, the Company obtained a €9.0 million four-year term loan from the same group of banking institutions on August 29, 2003, which matures in 2007. The proceeds of this four-year term loan were used to settle amounts outstanding under a €10.2 million line of credit maintained by a foreign subsidiary of the Company, which was subsequently cancelled and replaced with a €6.0 million credit agreement. This new credit agreement, which has a maturity date of September 30, 2007, was completed under similar terms and conditions to those in place under the prior agreement.

Primarily due to the modifications in the Company’s debt structure as well as debt repayments during the year, the debt maturity schedule changed from that originally disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. As of September 30, 2003 the schedule for total debt maturing in 2004, 2005, 2006, 2007, 2008 and thereafter is estimated to be $4.6 million, $9.7 million, $3.7 million, $3.7 million, $.2 million and $.7 million, respectively.

8.	Lydall’s reportable segments are: Thermal/Acoustical and Filtration/Separation. All other products are aggregated in Other Products and Services. Reconciling Items include Corporate Office operating expenses and intercompany eliminations. For a full description of each segment, refer to Item 1 and the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. The table below presents net sales and operating income by segment for the quarter and nine months ended September 30, 2003 and 2002:

In thousands Quarter Ended	Thermal/ Acoustical	Filtration/ Separation	Other Products and Services	Reconciling Items	Consolidated Totals
September 30, 2003
Net sales	$40,097	$17,144	$6,975	($391)	$63,825
Operating income	$4,729	$2,012	$307	($3,870)	$3,178

September 30, 2002
Net sales	$36,078	$19,186	$7,967	($510)	$62,721
Operating income	$4,476	$3,257	$697	($3,672)	$4,758

In thousands Nine Months Ended	Thermal/ Acoustical	Filtration/ Separation	Other Products and Services	Reconciling Items	Consolidated Totals
September 30, 2003
Net sales	$130,446	$56,741	$22,511	($1,424)	$208,274
Operating income	$17,183	$7,450	$1,713	($12,927)	$13,419

September 30, 2002
Net sales	$109,794	$55,777	$24,502	($1,408)	$188,665
Operating income	$16,247	$8,895	$2,121	($11,637)	$15,626

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Factors That May Affect Future Results

In the interest of more meaningful disclosure, Lydall and its management make statements regarding the future outlook of the Company, which constitute “forward-looking statements” under the securities laws. These forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company, based on assumptions and estimates currently believed to be valid. Forward-looking statements are included under the “Outlook” section of this Item and elsewhere within this report and are generally identified through the use of language such as “believe,” “expect,” “may,” “plan,” “estimate,” “anticipate” and other words of similar meaning in connection with the discussion of future operating or financial performance.

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

Results of Operations

Net Sales

The Company recorded net sales of $63.8 million in the third quarter of 2003 compared with $62.7 million for the same quarter of 2002, an increase of $1.1 million, or 1.8 percent. Foreign currency translation, which was primarily related to the significant strengthening of the Euro during 2003, increased net sales 3.4 percent for the period. Excluding the benefit from foreign currency translation, net sales decreased by 1.6 percent. After adjusting for foreign currency translation, the decrease for the third quarter was primarily related to lower air filtration sales, lower Vital Fluids’ sales to original equipment manufacturers, lower specialty product sales and decreased revenues from the trucking operations of the transport business. These decreases were partially offset by increased revenues from the automotive business and improved sales volume of passive and active thermal products compared with the same period of 2002. For the nine months ended September 30, 2003 net sales were $208.3 million, an increase of $19.6 million, or 10.4 percent, from $188.7 million for the first nine months of 2002. Foreign currency translation increased sales 4.4 percent for the nine-month period. After adjusting for foreign currency translation, the increase in net sales for the nine months ended September 30, 2003 was primarily related to increased sales of automotive products, building material products and liquid filtration products, as well as improved sales volume of active thermal products and improved revenues from the warehousing operations of the transport business. These increases were slightly offset by lower sales of specialty products, decreased domestic air filtration sales, lower Vital Fluids’ sales to original equipment manufacturers and lower revenues from the trucking operations of the transport business compared with the same period of 2002.

Gross Margin

For the quarter and nine months ended September 30, 2003, gross margin was $14.9 million and $51.4 million, respectively, compared with $16.2 million and $51.1 million for the same periods of 2002. Gross margin as a percentage of net sales was 23.4 percent for the third quarter of 2003 compared with 25.9 percent for the same quarter of 2002; and 24.7 percent and 27.1 percent for the nine months ended September 30, 2003 and 2002, respectively. For the quarter, gross margin was negatively impacted by higher fixed overhead costs, operational inefficiencies at the automotive operations, unfavorable production variances due to unplanned plant shutdowns and lower throughput at certain operations and higher insurance and pension costs compared with the third quarter of 2002. Gross margin was also impacted by lower sales of air filtration products, specialty products and Vital Fluids’ products sold to original equipment manufacturers, all of which traditionally carry comparatively higher margins, partially offset by increased margin contribution from higher sales in the industrial thermal businesses and a $.5 million lower EVA bonus accrual for the third quarter. Year to date, gross margin was impacted by these factors, as well as incremental costs incurred to consolidate the Vital Fluids’ operations during the second quarter, lower gross margin contributions from blood and bioprocessing products and lower year over year gross margin performance at the Columbus operation, offset by increased gross margin contribution from higher year to date sales in the automotive business and lower EVA bonus expense of $1.1 million.

Selling, Product Development and Administrative Expenses

For the quarter and nine months ended September 30, 2003, selling, product development and administrative expenses were $11.8 million and $38.0 million compared with $11.5 million and $35.4 million for the same periods of 2002, respectively. Selling, product development and administrative expenses were 18.4 percent of net sales for the quarter ended September 30, 2003, compared with 18.3 percent in the third quarter of 2002; and 18.3 percent for the first nine months of 2003, compared with 18.8 percent for the first nine months of 2002. The increase in selling, product development and administrative expenses in the third quarter of 2003 compared to the same quarter of 2002 was primarily due to higher salaries, pension and other employee benefit costs and consulting fees related to Sarbanes-Oxley compliance activities. These increased costs in the quarter were substantially mitigated by EVA bonus accruals, which were approximately $1.1 million lower in the third quarter of 2003 compared with the third quarter of 2002. These factors, as well as charges incurred during the first half of 2003 of approximately $1.1 million for the consolidation of the e-commerce function, outside professional fees related to the investigation at the Columbus operation and fees for tax projects and retained searches, offset by lower EVA bonus expense of $2.6 million for the nine-month period primarily comprised the increase in selling, product development and administrative expenses when compared to the same period of 2002.

Other Income/Expense

For the quarter ended September 30, 2003, other expense was $.2 million and primarily consisted of interest expense. For the quarter ended September 30, 2002, other expense of $.2 million primarily consisted of interest expense of $.3 million, offset by $.1 million of foreign exchange transaction gains.

For the nine months ended September 30, 2003, other expense was $.7 million and primarily consisted of interest expense. For the nine months ended September 30, 2002 other expense was $.5 million and primarily consisted of interest expense of $.6 million, offset by foreign currency transaction gains of $.1 million.

Income Taxes

The effective tax rate for the quarter and nine months ended September 30, 2003 was 35.8 percent. The effective tax rate for the quarter and nine months ended September 30, 2002 was 28.8 percent and 33.2 percent, respectively. The income tax rate for the comparable periods of 2002 included discrete tax benefits of approximately $.3 million. Such benefits related primarily to a larger than expected benefit on export transactions, as well as certain tax credits identified and recognized during the period. Without the effect of these benefits, the effective tax rate for the quarter and nine months ended September 30, 2002 would have been approximately 35.3 percent and 35.1 percent, respectively.

Segment Results

Thermal/Acoustical

Thermal/Acoustical net sales were $40.1 million for the quarter ended September 30, 2003, compared with $36.1 million for the third quarter of 2002, an increase of $4.0 million, or 11.1 percent. For the nine months ended September 30, 2003, segment net sales were $130.4 million, an increase of $20.6 million, or 18.8 percent from $109.8 million for the nine months ended September 30, 2002. Foreign currency translation increased segment net sales by approximately 4.1 percent and 5.1 percent for the quarter and nine months ended September 30, 2003, respectively. The increase in segment net sales during the quarter was primarily related to increased sales of automotive products, building material products and improved sales performance in the active thermal products business. The increase in segment net sales for the nine-month period was primarily the result of strong sales for the automotive business and an improvement in sales of active thermal products compared with the same period of 2002. The year to date increased automotive operating performance was driven by increased sales of thermal/acoustical exhaust wrap and acoustical tunnel insulator products and increased part sales to DaimlerChrysler in the United States and new part and tooling sales for European platforms, primarily to Volkswagen, Nissan and BMW.

Thermal/Acoustical operating income increased $.2 million, or 5.7 percent to $4.7 million for the quarter ended September 30, 2003, compared with $4.5 million for the third quarter of 2002. For the nine months ended September 30, 2003, segment operating income was $17.2 million, compared with $16.2 million for the same period of 2002, an increase of $1.0 million, or 5.8 percent. Foreign currency translation increased segment operating income by approximately 3.1 percent and 3.2 percent for the quarter and nine months ended September 30, 2003, respectively. Operating margin as a percentage of segment net sales for the quarter and nine months ended September 30, 2003 was 11.8 percent and 13.2 percent, respectively, compared with 12.4 percent and 14.8 percent for the quarter and nine months ended September 30, 2002. Despite the increase in segment net sales, segment operating income was only slightly improved for the quarter and nine months ended September 30, 2003 compared with the same period of 2002 on a constant currency basis. Segment operating income continued to be negatively impacted by higher fixed overhead costs, operational inefficiencies at certain automotive operations, unfavorable production variances due to unplanned plant shut downs, higher insurance and pension costs and lower comparable operating performance at the Columbus operation. These reductions in segment operating income were mitigated by improved operating performance in active thermal products, increased operating margin contribution from building products and lower EVA bonus expense compared with the same periods of 2002.

Filtration/Separation

Filtration/Separation net sales were $17.1 million for the quarter ended September 30, 2003, compared with $19.2 million for the third quarter of 2002, a decrease of $2.1 million, or 10.6 percent. For the nine months ended September 30, 2003, segment net sales were $56.7 million, an increase of $.9 million, or 1.7 percent from $55.8 million for the nine months ended September 30, 2002. Foreign currency translation increased segment net sales by approximately 3.2 percent and 4.9 percent for the quarter and nine months ended September 30, 2003, respectively. The decrease in segment net sales for the quarter was substantially related to lower air filtration sales, lower Vital Fluids’ sales to original equipment manufacturers, and lower than expected blood and cell therapy product sales due to the delay in the delivery of new production equipment. These decreases were partially offset by sales growth of liquid filtration products and favorable foreign currency translation compared with the third quarter of 2002. After excluding the benefit of foreign currency translation, the decrease in segment net sales for the nine-month period compared with the same period of 2002 was primarily related to lower air filtration sales and lower Vital Fluids’ sales to original equipment manufacturers. These decreases were partially offset by sales growth of liquid filtration products, increased sales of new blood and cell therapy products and bioprocessing products to new and existing customers.

Filtration/Separation operating income decreased $1.3 million, or 38.2 percent to $2.0 million for the quarter ended September 30, 2003, compared with $3.3 million for the third quarter of 2002. For the nine months ended September 30, 2003, segment operating income was $7.5 million, compared with $8.9 million for the same period of 2002, a decrease of $1.4 million, or 16.2 percent. Foreign currency translation increased segment operating income by approximately 1.9 percent and 3.6 percent for the quarter and nine months ended September 30, 2003, respectively. Operating margin as a percentage of segment net sales for the quarter and nine months ended September 30, 2003 was 11.7 percent and 13.1 percent, respectively, compared with 17.0 percent and 15.9 percent for the quarter and nine months ended September 30, 2002. The decrease in segment operating income and margin percentage for the quarter primarily related to a combination of the decline in segment net sales volume, unfavorable production variances at certain operations due to lower throughput, losses on equipment dispositions, as well as higher fixed and administrative expenses, such as salary, pension, insurance and energy costs. The decrease in segment operating income and margin percentage for the quarter was partially mitigated by the favorable impact of foreign currency translation and a reduction in the EVA bonus accrual during the quarter. These factors, as well as restructuring costs incurred to consolidate the Vital Fluids’ operations during the second quarter of 2003 contributed to the decline in segment operating income and margin percentage for the nine-month period.

Other Products and Services

Other Products and Services net sales were $7.0 million for the quarter ended September 30, 2003, compared with $8.0 million for the third quarter of 2002, a decrease of $1.0 million, or 12.5 percent. For the nine months ended September 30, 2003, segment net sales were $22.5 million, a decrease of $2.0 million, or 8.1 percent from $24.5 million for the nine months ended September 30, 2002. The decrease in segment net sales for the quarter and nine months ended September 30, 2003 was primarily related to significantly lower sales of specialty products and reduced revenues from the trucking operation of the transport business. These decreases were partially offset by increased revenues from the warehouse distribution operation of the transport business as the Newport News Distribution Center continued to perform at improved operating levels compared with its prior year’s start-up performance.

Other Products and Services operating income decreased $.4 million, or 56.0 percent to $.3 million for the quarter ended September 30, 2003, compared with $.7 million for the third quarter of 2002. For the nine months ended September 30, 2003, segment operating income decreased by $.4 million, or 19.2 percent to $1.7 million from $2.1 million for the same period of 2002. Operating margin as a percentage of segment net sales for the quarter and nine months ended September 30, 2003 was 4.4 percent and 7.6 percent, respectively, compared with 8.7 percent for both the quarter and nine months ended September 30, 2002. The decrease in operating income and margin percentage for the quarter and nine months ended September 30, 2003 primarily related to lower sales volume and sales mix changes in the specialty products business and lower margin contribution from the trucking operation, partially offset by improved operating performance in the warehouse distribution business, which resulted from higher sales volume and the absence of start-up costs incurred during 2002.

Discontinued Operations

During the third quarter ended September 30, 2003, the Company recorded an after-tax charge of $.8 million, or $.05 per diluted share for additional shutdown costs and the write-off of the remaining book value of assets of the previously discontinued Paperboard Segment.

Outlook

We believe Lydall’s thermal/acoustical and filtration/separation businesses are in markets that present good growth opportunities and we expect the businesses to grow over the long term, primarily through the introduction of new products and penetration of new markets.

Lydall continues to garner new automotive business and has received approvals for several future vehicle platforms. However, vehicle production of the Big 3 domestic automotive companies was down approximately 12 percent in the third quarter compared to the prior year quarter. In particular, production of our top 10 vehicles declined by 20 percent for the third quarter compared with the third quarter of 2002. These factors, as well as reduced content on the new model of one of our largest platforms and the end of production of certain products, could result in a reduction in automotive sales in the near term. In addition, the Company expects to incur costs related to the start-up of the new automotive operation in St. Nazaire, France; such costs will continue to be incurred until the opening of the facility in the second quarter of 2004. This new facility, when operational, will enable the Company to support important new automotive customers in Europe, from which the Company has received significant purchase commitments.

Demand for the Company’s bioprocessing products is expected to increase as existing customers continue to expand utilization and products gain validation with new customers. The Company anticipates that demand for its blood and cell therapy products will continue to grow through new product introductions, particularly custom devices. However, sales to original equipment manufacturers are expected to decrease due to a decline in demand for cardiotomy reserviors used in open heart surgeries, which may partially offset the expected growth in other areas of the Vital Fluids’ business. Lydall intends to leverage its market position in the air and liquid filtration markets by expanding the Company’s technology base and range of products.

In July 2003, coinciding with his appointment as President and Chief Executive Officer, the Company issued David Freeman a grant of one hundred thousand shares of Lydall restricted stock. These shares vest 20 percent per year over the next five years and will be expensed over this five-year period based on the closing market value of the stock on the date of grant. The total compensation cost to be recognized by the Company over the next five years is approximately $1.1 million on a pre-tax basis, of which approximately $.1 million was recognized during the third quarter of 2003.

Similar to other public companies, Lydall is currently completing internal projects in order to comply with the Sarbanes-Oxley Act of 2002. These projects require the Company to devote internal resources and incur costs related to the use of external advisors. The Company continues to evaluate its approach to achieving compliance with all aspects of the Sarbanes-Oxley Act and the expected impact of these costs in the short and long term, which may have a material impact on the results of operations.

For the year ended December 31, 2002, the Company recognized pension expense of $1.5 million. For 2003, the Company lowered its expected return on plan assets to 8.75 percent. In addition, the reduction in the discount rate to 6.75 percent and the lower than expected return on plan assets in 2002 have increased the deferred actuarial loss subject to amortization. As a result of these changes in assumptions, pension expense has increased significantly from 2002 and is currently estimated to be approximately $2.6 million for 2003, of which approximately $1.9 million has been recorded as of September 30, 2003.

Liquidity and Capital Resources

At September 30, 2003, cash and cash equivalents were approximately $2.0 million compared with $2.6 million at December 31, 2002. Working capital at September 30, 2003 was $59.2 million compared with $44.9 million at December 31, 2002. The increase in working capital was primarily due to increased trade accounts receivable related to year to date increased sales performance, increased inventories related to new business primarily in the Thermal/Acoustical Segment and a reduction in short term borrowings from December 31, 2002 that have been refinanced on a long term basis, as discussed below.

Capital expenditures were $12.8 million for the first nine months of 2003, which included a payment of $1.6 million for the purchase of certain foreign assets not yet settled in cash at December 31, 2002, compared with $10.1 million for the same period of 2002. The Company expects that its full year 2003 capital expenditures will be approximately $18.0 million to $20.0 million, compared with planned capital expenditures for 2003 of $24.8 million disclosed in the Annual Report on Form 10-K for the year ended December 31, 2002. The anticipated reduction in planned expenditures for the full year 2003 was related to adjustments in the timing of projects across the Company’s operations, the majority of which are expected to be incurred during 2004.

The funded status of the Company’s defined benefit pension plans is dependent upon many factors, including returns on invested assets. Declines in the value of equity securities during the past few years have negatively impacted the value of the plans’ assets; and consequently have had a negative impact on the funded status of the plans. The minimum required contribution the Company must make to fund its pension plans for the 2003 plan year is estimated to be approximately $2.4 million. Approximately $2.0 million has been contributed as of September 30, 2003. The Company expects to fund more than the minimum required contribution for the 2003 plan year and plans to contribute approximately $3.8 million during the fourth quarter of 2003. Additionally, due to the declines in the value of equity securities in prior years and a decrease in prevailing interest rate yields, the Company may be required to record an additional minimum pension liability through a non-cash, after tax charge to equity upon final measurement of the plans’ funded status during the fourth quarter of 2003.

In September 2003, the Company announced the initiation of a Stock Repurchase Program (the “Program”). The purpose of the Program is to mitigate the potentially dilutive effects of stock options and shares of restricted and unrestricted stock granted by the Company. Shares may be repurchased up to the quantity of shares underlying options and other equity-based awards granted after January 1, 2003 under shareholder approved plans. Purchases of common stock under the Program may be made from time to time at prevailing prices in the open market. The Company will fund repurchases with internally generated funds and existing credit facilities. No repurchases of common stock were made during the third quarter of 2003.

The Company amended and restated its $50 million domestic revolving credit facility with a group of five banking institutions on August 29, 2003. The most recent amendment and restatement was completed to provide the Company additional flexibility with respect to certain restrictive and financial covenants under the credit agreement. The credit agreement continues to have the same maturity date of September 30, 2005 and, other than specific modifications made to certain covenants, was renewed under similar terms and conditions as those previously in place under the prior arrangement. The modifications to the restrictive and financial covenants provide the Company with the flexibility to reacquire its stock under the stock repurchase program recently approved by the Company’s Board of Directors and to fund the capital requirements of the new European automotive operation. The restrictive and financial covenants of the credit agreement that were amended are listed in the table below. For a complete description of the covenants, please refer to the credit agreement, filed as Exhibit 10.28 to the Registrant’s Quarterly Report on Form 10-Q dated August 13, 2002 and the amended and restated credit agreement, filed as Exhibit 10.1 to this report.

Covenant Number	Covenant Description	Previous Requirement	Amended Requirement

6.06	Restricted Payments	Not to exceed $5,000,000 in any fiscal year	Not to exceed $8,000,000 in any fiscal year

6.12	Fixed Charge Coverage Ratio	• 2.25 to 1.00 – For quarters ending on or before December 31, 2003 • 2.50 to 1.00 – For quarters ending after December 31, 2003	1.50 to 1.00

6.15	Consolidated Capital Expenditures	Less than $20,000,000 for prior trailing four fiscal quarters	Less than $30,000,000 for prior trailing four fiscal quarters

As part of its $50 million domestic revolving credit facility, the Company obtained a €9.0 million four-year term loan from the same group of banking institutions on August 29, 2003, which matures in 2007. The proceeds of this four-year term loan were used to settle amounts outstanding under a €10.2 million line of credit maintained by a foreign subsidiary of the Company, which was subsequently cancelled and replaced with a €6.0 million credit agreement. This new credit agreement, which has a maturity date of September 30, 2007, was completed under similar terms and conditions to those in place under the prior agreement.

Primarily due to the modifications in the Company’s debt structure as well as debt repayments during the year, the debt maturity schedule changed from that originally disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002. As of September 30, 2003 the schedule for total debt maturing in 2004, 2005, 2006, 2007, 2008 and thereafter is estimated to be $4.6 million, $9.7 million, $3.7 million, $3.7 million, $.2 million and $.7 million, respectively.

As of September 30, 2003, the Company had unused borrowing capacity of approximately $49.5 million under various credit facilities. Management believes that the Company’s cash and cash equivalents, operating cash flow and unused borrowing capacity at September 30, 2003 are sufficient to meet current and anticipated requirements for the foreseeable future.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of the Notes to Consolidated Financial Statements in the Company’s Annual Report on Form 10-K for the year ended December 31, 2002 describe the critical accounting estimates and significant accounting policies used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s significant accounting policies or critical accounting estimates during the quarter or nine months ended September 30, 2003.

Recently Issued Accounting Standards

In April 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149). FAS 149 amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for certain decisions made by the FASB as part of the Derivatives Implementation Group process. FAS 149 was effective for applicable contracts entered into or modified after June 30, 2003 and should be applied prospectively, except for certain provisions specifically referenced within the pronouncement. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in market risks from those disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2002.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Vice President – Controller and Interim Chief Financial Officer, have conducted an evaluation as of September 30, 2003 of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Vice President – Controller and Interim Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that it has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.    OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K

a.	Exhibits

3.1	Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by reference.

3.2	Bylaws of the Registrant, filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q dated November 12, 1999 and incorporated herein by reference.

10.1	Credit Agreement dated as of July 14, 1999, amended and restated as of May 13, 2002 and amended and restated as of August 29, 2003, filed herewith.

10.2	Contract for a Consortium Credit in the Amount of €6,000,000, filed herewith.

10.3	Restricted Stock Agreement dated July 1, 2003 between Lydall, Inc. and David Freeman, filed herewith.

10.4	Amendment dated July 1, 2003 to the Employment Agreement with Christopher R. Skomorowski dated March 1, 2000 filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001, filed herewith.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

b.	Reports on Form 8-K

On July 2, 2003, a Report on Form 8-K was filed pursuant to Item 5 “Other Events” to disclose the issuance of a press release announcing the appointment of David Freeman as Chief Executive Officer and of Christopher R. Skomorowski as Chief Operating Officer.

On July 31, 2003, a Report on Form 8-K was filed under Item 12 “Results of Operations and Financial Condition” to disclose the issuance of a press release setting forth the Company’s financial results for the second quarter ended June 30, 2003. This information was presented under Item 9 “Regulation FD Disclosure,” in accordance with SEC Releases 33-8216 and 34-47583. The report contained an Exhibit furnished under Item 7 “Financial Statements and Exhibits,” which was the Company’s press release dated July 31, 2003 (such press release is not incorporated by reference herein or deemed “filed” within the meaning of Section 18 of the Securities Act.).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC. (Registrant)

November 7, 2003	By:	/s/ THOMAS P. SMITH
Thomas P. Smith Vice President – Controller and Interim Chief Financial Officer (On behalf of the Registrant and as Principal Accounting Officer and Interim Principal Financial Officer)

LYDALL, INC.

Index to Exhibits

Exhibit Number

3.1	Certificate of Incorporation of the Registrant, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by reference.

3.2	Bylaws of the Registrant, filed as Exhibit 3(ii) to the Registrant’s Quarterly Report on Form 10-Q dated November 12, 1999 and incorporated herein by reference.

10.1	Credit Agreement dated as of July 14, 1999, amended and restated as of May 13, 2002 and amended and restated as of August 29, 2003, filed herewith.

10.2	Contract for a Consortium Credit in the Amount of €6,000,000, filed herewith.

10.3	Restricted Stock Agreement dated July 1, 2003 between Lydall, Inc. and David Freeman, filed herewith.

10.4	Amendment dated July 1, 2003 to the Employment Agreement with Christopher R. Skomorowski dated March 1, 2000 filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001, filed herewith.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.