Form 10-K
period 2003-12-31
LYDALL INC /DE/
filed 2004-03-12
CIK 60977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Fiscal Year Ended December 31, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to              Commission File Number: 1-7665

Lydall, Inc.

(Exact name of registrant as specified in its charter)

Delaware	06-0865505
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Colonial Road, Manchester, Connecticut	06040
(Address of principal executive offices)	(Zip code)

Registrant’s telephone number, including area code: (860) 646-1233

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $.10 par value	New York Stock Exchange
Preferred Stock Purchase Rights	New York Stock Exchange

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

On February 26, 2004, the aggregate market value of the Registrant’s voting stock held by nonaffiliates was $155,819,911. For purposes of this calculation the Registrant has assumed that its directors and executive officers are affiliates.

On February 26, 2004, there were 16,226,443 shares of Common Stock outstanding, exclusive of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement distributed in connection with the Registrant’s Annual Meeting of Stockholders to be held on April 22, 2004.

The exhibit index is located on pages 24-25.

INDEX TO ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2003

The information called for by Items 10, 11, 12, 13 and 14, to the extent not included in this document, is incorporated herein by reference to such information included under the captions “Corporate Governance,” “Equity Compensation Plan Information,” “Board of Directors,” “Stockholder Communications with Directors,” “Director Compensation,” “Compensation and Stock Option Committee Report on Executive Compensation,” “Performance Graph,” “Plan Descriptions,” “Stock Option Tables,” “Summary Compensation Table,” “Securities Ownership of Directors, Certain Officers and 5 Percent Beneficial Owners,” “Compensation Committee Interlocks and Insider Participation,” “Transactions with Management” and “Principal Fees and Services” in the Company’s definitive Proxy Statement filed with the Securities and Exchange Commission and distributed in connection with Lydall Inc.’s 2004 Annual Meeting of Stockholders.

PART I

Lydall, Inc. and its subsidiaries are hereafter collectively referred to as “Lydall,” the “Company” or the “Registrant.”

Item 1. BUSINESS

Lydall designs and manufactures specialty engineered automotive thermal and acoustical barriers, passive and active industrial thermal and insulating solutions, air and liquid filtration media, medical filtration media and devices and biopharmaceutical processing components for demanding thermal/acoustical and filtration/separation applications.

The Company has defined the Thermal/Acoustical Segment and Filtration/Separation Segment as its core businesses and has developed a long-term strategy to concentrate primarily on these businesses. Lydall has announced certain organizational changes, including the elimination of its previous Group structure and the establishment of two Councils operating across all businesses to focus sales and marketing resources and to advance manufacturing efficiency and profitability. These changes were made to streamline the organization, leverage synergies and manage the Company as a more unified enterprise.

The Company serves a number of market niches. Lydall’s products are primarily sold directly to customers through an internal sales force and distributed via common carrier or the Company’s distribution operation. The majority of the Company’s products are sold to original equipment manufacturers and tier-one suppliers. The Company competes through high-quality, specialty engineered innovative products and exceptional customer service. Lydall has a number of domestic and foreign competitors for its products, most of whom are either privately owned or divisions of larger companies, making it difficult to determine the Company’s share of the markets served.

Sales to the automotive market represented 48 percent of Lydall’s net sales in 2003 and 47 percent in both 2002 and 2001. Lydall’s thermal and acoustical products are used on a variety of automotive platforms and in various other applications. Sales to Ford Motor Company and DaimlerChrysler AG were $45.1 million and $29.1 million, or 17 percent and 11 percent of Lydall’s net sales in 2003, respectively. No other single customer accounted for more than 10 percent of the Company’s net sales in 2003.

Foreign and export sales were 37 percent of the Company’s net sales in 2003, 34 percent in 2002 and 30 percent in 2001. Export sales are concentrated primarily to Europe, Asia, Mexico and Canada and were $33.0 million, $32.2 million and $25.6 million in 2003, 2002 and 2001, respectively. Foreign sales were $67.6 million, $53.0 million and $40.7 million for the years ended December 31, 2003, 2002 and 2001, respectively. Foreign operations generated operating income of $5.4 million, $4.6 million and $3.3 million for the years ended December 31, 2003, 2002 and 2001, respectively. Total foreign assets were $73.6 million at December 31, 2003 compared with $44.3 million at December 31, 2002 and $32.3 million at December 31, 2001.

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Reports on Form 8-K are made available free of charge through the Investor Relations section of the Company’s Internet website at www.lydall.com after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the Commission) and are also available on the Commission’s website at www.sec.gov.

The Company’s Code of Ethics and Business Conduct for all employees and its Code of Ethics for the Chief Executive Officer, Senior Financial Officers and All Accounting and Financial Personnel are available through the Corporate Governance section of the Company’s website. Additionally, a copy of the Company’s Code of Ethics for the Chief Executive Officer, Senior Financial Officers and All Accounting and Financial Personnel is being filed with the Commission as Exhibit 14.1 to this report and can be obtained free of charge on the Company’s website or by contacting the Office of the General Counsel, P.O. Box 151, One Colonial Road, Manchester, CT 06045-0151.

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

Lydall’s automotive thermal and acoustical barriers, including ZeroClearance®, AMS®, dBLyte®, dBCore® and Lytherm® products, are comprised of organic and inorganic fiber composites, fiber and metal combinations and all metal components that are used in cars, trucks, sport utility vehicles and vans. The Company holds patents on several of these products, which can be employed on both the interior and exterior of vehicle passenger cabins and within the engine compartment and around such components as exhaust systems, fuel systems, heat and air-conditioning ducts, power trains, batteries and electronic components.

The Company’s passive thermal business features products such as Lytherm® and Manniglas® that are employed as linings for ovens, kilns and furnaces, in glass and metal manufacturing, and in consumer appliances, as well as heating, ventilating and air-conditioning systems. At the very coldest temperatures (approaching absolute-zero), Cryotherm® cryogenic materials, composed of inorganic fibers, are used for super-insulating applications. These applications include tanker trucks that transport liquid gases, stationary and portable cryogenic storage vessels and fuel systems for vehicles powered by liquid natural gas.

Lydall’s active thermal business designs and manufactures high precision, specialty engineered temperature-control equipment for demanding semiconductor, pharmaceutical, life sciences and industrial applications.

Thermal/Acoustical Segment net sales, before elimination of intersegment sales, represented 62.1 percent of the Company’s net sales in 2003, 59.3 percent in 2002 and 56.2 percent in 2001. Additionally, total net sales generated by international operations of the Thermal/Acoustical Segment accounted for 27.5 percent, 23.5 percent and 20.2 percent of segment net sales in 2003, 2002 and 2001, respectively.

Filtration/Separation

The Filtration/Separation Segment includes air and liquid filtration products for industrial and consumer applications, as well as vital fluids management systems for medical and biopharmaceutical applications.

Lydair® high-efficiency air filtration media range in filtering efficiencies from 45 percent ASHRAE through all HEPA grades to the highest ULPA grade and filter particles as small as 0.1 micron. Uses for these products include industrial and commercial heating, ventilating and air-conditioning systems, clean space applications and consumer products.

Lydall also produces liquid filtration media, sold under the Actipure® and Lypore® trademarks, used for industrial and residential water purification and in high-efficiency hydraulic oil and lubrication filters for off-road vehicles, trucks and heavy equipment.

The Company’s Vital Fluids business designs and manufactures specialty blood transfusion and cell therapy products and Bio-Pak® sterilized disposable bioprocessing containers, which provide for containment of media such as cell tissue cultures, saline solutions and diagnostic fluids for bioprocessing applications. In addition, its medical filter materials are employed in traditional blood filtration devices such as cardiotomy reservoirs and autotransfusion filters.

Net sales from the Filtration/Separation Segment, before elimination of intersegment sales, represented 27.6 percent of the Company’s net sales in 2003 compared with 28.7 percent in 2002 and 29.8 percent in 2001. In addition, total net sales generated by the international operation of the Filtration/Separation Segment accounted for 28.5 percent, 24.2 percent and 23.0 percent of segment net sales in 2003, 2002 and 2001, respectively.

Other Products and Services

The largest component of Other Products and Services is Lydall’s transport, distribution and warehousing businesses. These businesses specialize in time-sensitive shipments and warehouse management services and possess an in-depth understanding of the special nature and requirements of the paper and printing industries. Other Products and Services also include assorted specialty products.

Other Products and Services net sales, before elimination of intersegment sales, were 11.0 percent of the Company’s net sales in 2003 compared with 12.7 percent in 2002 and 14.9 percent in 2001. There were no significant sales generated outside of the United States for the Other Products and Services Segment.

Discontinued Operations

In February 2001, the Company discontinued the Paperboard Segment, which consisted primarily of the Southern Products and Lydall & Foulds operations. The results of the Paperboard Segment have been excluded from continuing operations for all years presented. See Note 8 in “Notes to Consolidated Financial Statements.”

In the fourth quarter of 2002, the Company recorded an after-tax charge of approximately $.2 million, or $.01 per diluted share, for additional costs incurred during the phase-out period of the Paperboard Segment.

In the third quarter of 2003, the Company recorded an after-tax charge of approximately $.8 million, or $.05 per diluted share, for additional shut down costs and the write off of the remaining assets of the Paperboard Segment.

GENERAL BUSINESS INFORMATION

Lydall holds a number of patents, trademarks and licenses. While no single patent, trademark or license is critical to the success of Lydall, together these intangible assets are of considerable value to the Company.

The Company’s business is generally not seasonal; however, results of operations are impacted by shutdowns at the Company’s European operations and at automotive customers that typically occur in the third quarter of each year. Lydall maintains levels of inventory and grants credit terms that are normal within the industries it serves. The Company uses a wide range of raw materials in the manufacturing of its products. The majority of raw materials used are available from a variety of suppliers that could be substituted as necessary.

The Company invested $7.3 million in 2003, $6.5 million in 2002 and $6.9 million in 2001, or approximately 3 percent of net sales for each year, to develop new products and to improve existing products. Most of the Company’s investment in research and development is application specific; very little is pure research. There were no significant customer-sponsored research and development activities during the past three years.

Lydall’s backlog was $37.4 million at December 31, 2003, $26.8 million at December 31, 2002 and $21.1 million at December 31, 2001. Backlog at January 31, 2004 was $38.9 million. The increase in backlog at December 31, 2003 compared with December 31, 2002 was primarily the result of increased backlog for the German automotive business related to delayed production at a customer, as well as the strengthening of the Euro in 2003 compared with 2002. The increase in backlog at December 31, 2002 compared with December 31, 2001 was primarily the result of increased orders from automotive customers, additional Ossipee operation backlog in 2002 and the strengthening of the Euro in 2002 versus 2001. There are minimal seasonal aspects to Lydall’s backlog as of the end of the Company’s fiscal years.

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

As of December 31, 2003, Lydall employed approximately 1,250 people. Four unions with contracts expiring on March 31, 2005 represent approximately 60 of the Company’s employees in the United States. All employees at the Company’s facilities in France are covered under a National Collective Bargaining Agreement. Certain salaried and all hourly employees at the operation in Germany are also covered under a National Collective Bargaining Agreement. Lydall considers its employee relationships to be satisfactory and did not have any actual or threatened work stoppages due to union-related activities in 2003.

There are no significant anticipated operating risks related to foreign investment law, expropriation, inflation effects or availability of material, labor or energy. The Company’s foreign and domestic operations limit foreign currency exchange transaction risk by completing transactions in functional currencies whenever practical or through the use of foreign currency forward exchange contracts when deemed appropriate.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-

looking statements within the meaning of Section 21E. Without limiting the generality of the foregoing, the words “believes,” “anticipates,” “plans,” “projects,” “expects,” “estimates,” and other similar expressions are intended to identify forward-looking statements. Investors should be aware that such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on assumptions believed to be valid at the time. Thus, such expectations are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements. In addition to general economic conditions and market trends, some of the important factors that could cause actual results to differ materially from those anticipated include: a major downturn of the United States or European automotive markets, raw-material pricing and supply and new-product introductions (see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Concerning Factors That May Affect Future Results” for a more detailed discussion of these factors).

Item 2. PROPERTIES

The principal properties of the Company as of December 31, 2003 are situated at the following locations and have the following characteristics:

			Approximate Area
	Location	Primary Business Segment/General Description	Land (Acres)	Buildings (Sq. Feet)

1.	Hamptonville, North Carolina	Thermal/Acoustical – Product Manufacturing	35.0	122,000
2.	Columbus, Ohio	Thermal/Acoustical – Product Manufacturing	9.0	80,000
3.	St. Johnsbury, Vermont	Thermal/Acoustical – Product Manufacturing	17.0	86,000
4.	Meinerzhagen, Germany	Thermal/Acoustical – Product Manufacturing	6.0	117,000
5.	Ossipee, New Hampshire	Thermal/Acoustical – Product Manufacturing	15.0	68,000
6.	Green Island, New York	Thermal/Acoustical – Product Manufacturing	5.4	275,000
7.	Rochester, New Hampshire	Filtration/Separation – Specialty Media Manufacturing	18.0	158,000
8.	Saint-Rivalain, France	Filtration/Separation – Specialty Media Manufacturing	14.3	156,000
9.	Winston-Salem, North Carolina	Filtration/Separation – Biomedical Products Manufacturing	2.6	71,000
10.	Newport News, Virginia	Other Products and Services – Warehouse and Office Facility	7.2	220,000
11.	Glen Allen, Virginia	Other Products and Services – Transport and Office Facility	1.0	6,000
12.	Monson, Massachusetts	Other Products and Services – Transport and Warehouse Facility	3.0	95,000
13.	Manchester, Connecticut	Corporate Office	4.5	20,000

Properties numbered 2, 3, 9, 10, 11 and 12 are leased; all others are owned. For information regarding lease obligations, see Note 16 in “Notes to Consolidated Financial Statements.” Lydall considers its properties to be in good operating condition and are suitable and adequate for its present needs. All properties are being appropriately utilized consistent with experience and demand for the Company’s products. As of December 31, 2003, the Company’s new manufacturing facility in Saint Nazaire, France was in the process of being constructed. This operation is expected to come on-line during the second quarter of 2004 to supplement the Thermal/Acoustical automotive business in Europe and will be a leased facility. In addition to the properties listed above, the Company had several additional leases for sales offices and warehouses in the United States, Europe, Japan, Singapore and Taiwan.

Item 3. LEGAL PROCEEDINGS

No significant legal proceedings were instituted or settled in the fourth quarter of 2003. See Note 16 in “Notes to Consolidated Financial Statements” for additional information on legal proceedings.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2003.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Lydall, Inc., together with the offices presently held by them, their business experience since January 1, 1999, and their age as of February 26, 2004, the record date of the Company’s 2004 Annual Meeting, are as follows:

Name	Age	Title	Other Business Experience Since 1999

David Freeman	59	President and Chief Executive Officer and Director	Professor of International Business at Central Connecticut State University, Chairman and Chief Executive Officer of Loctite Corporation

Christopher R. Skomorowski	50	Executive Vice President and Chief Operating Officer and Director	President and Chief Executive Officer of Lydall

Bill W. Franks, Jr.	45	President, Lydall Transport

Thomas P. Smith	46	Vice President – Controller and Interim Chief Financial Officer	Assistant Controller of Carrier Corporation

Mary A. Tremblay	43	Vice President, General Counsel and Secretary	General Counsel and Secretary of Lydall

Mona G. Estey	49	Vice President – Human Resources	Director of Human Resources of Lydall

Lisa Krallis-Nixon	43	Vice President, General Manager, Charter Medical

James M. Posa	53	Vice President, General Manager, Lydall Filtration/Separation

Bertrand Ploquin	39	Managing Director – Lydall Gerhardi and President, Lydall Thermique/Acoustique	Operations Manager – Lüdenscheid Operations, Transition Manager – Lydall Gerhardi

John F. Tattersall	45	Vice President, General Manager, Lydall Industrial Thermal Solutions	Vice President, Marketing/Sales – Green Island Operations

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

PRICE RANGE OF COMMON STOCK AND DIVIDEND HISTORY

The Company’s Common Stock is traded on the New York Stock Exchange (NYSE) under the symbol LDL. Shares totaling 6,413,600 and 5,346,200 were traded on the NYSE during 2003 and 2002, respectively. The table below shows the range of reported sale prices on the NYSE Composite Tape for the Company’s Common Stock for the periods indicated. As of February 26, 2004, the record date for the Company’s 2004 Annual Meeting, 1,586 stockholders of record held 16,226,443 shares of Lydall’s Common Stock, $.10 par value. As of the record date, there were no shares outstanding of the Company’s Preferred Stock, $1.00 par value.

	High	Low	Close

2003
First Quarter	$12.46	$8.50	$8.80
Second Quarter	10.74	8.20	10.70
Third Quarter	12.72	10.31	12.01
Fourth Quarter	13.88	10.19	10.19

2002
First Quarter	$14.96	$9.72	$14.18
Second Quarter	16.10	13.50	15.25
Third Quarter	14.54	9.60	11.80
Fourth Quarter	12.55	9.86	11.35

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

Item 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

In thousands except per share amounts and ratio data	2003		2002		2001		2000		1999

Financial results from continuing operations
Net sales	$271,385		$253,522		$223,559		$261,118		$274,984
Income (loss) from continuing operations	8,372		11,732		7,069		(3,616)		11,089

Common stock per share data
Diluted income (loss) from continuing operations	$.52		$.72		$.44		($.23)		$.70
Diluted net income (loss)	.47		.71		.43		(.15)		.68

Financial position
Total assets	$225,838		$209,427		$187,517		$194,964		$220,236
Working capital	54,722		43,460		36,307		54,550		64,630
Long-term debt, net of current maturities	21,026		16,228		18,210		24,927		38,334
Total stockholders’ equity	143,348		130,068		118,583		111,753		115,236

Property, plant and equipment
Net property, plant and equipment	$91,028		$85,801		$77,789		$74,420		$80,556
Capital expenditures	15,852		14,171		11,948		19,767		16,773
Depreciation	13,132		11,183		9,874		9,925		11,946

Performance and other ratios
Gross margin	23.6%		25.7%		28.0%		26.3%		24.9%
Operating margin	5.0%		7.1%		5.1%		7.3%		6.5%
Current ratio	2.4	:1	2.1	:1	2.0	:1	2.3	:1	2.3	:1
Total debt to total capitalization	15.3%		16.6%		18.9%		22.3%		28.2%

The results of operations of the discontinued Paperboard and Wovens Segments have been excluded from the Selected Financial Data table for all applicable periods. The Paperboard and Wovens Segments’ balance sheet items have been excluded from calculations of the “Performance and other ratios” section for all periods presented, except for the current ratio. See additional discussion under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E. Without limiting the generality of the foregoing, the words “believes,” “anticipates,” “plans,” “projects,” “expects,” “estimates,” and other similar expressions are intended to identify forward-looking statements. Investors should be aware that such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on assumptions believed to be valid at the time. Thus, such expectations are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements. In addition to general economic conditions and market trends, some of the important factors that could cause actual results to differ materially from those anticipated include, but are not limited to, the following:

A Major Downturn of the United States or European Automotive Markets – Although Lydall’s automotive sales are not solely contingent on the strength of the automotive market, a significant downturn of the United States or European automotive industries or a major decline in production of specific vehicles on which Lydall has significant content could have a substantial impact on Lydall’s results. The Company can also be affected when automotive manufacturers discontinue production of specific models that contain Lydall’s products. Conversely, Lydall benefits from the introduction of new models that contain the Company’s products. Approximately 48 percent of Lydall’s total net sales in 2003 were to the automotive market. Lydall’s automotive products are thermal and acoustical barriers employed both inside and under the body of vehicles. Most of Lydall’s products are supplied to meet unique, niche applications. Lydall may have a number of components on a particular automotive platform and applications can range across all types of vehicles from sport-utility models to trucks, vans and cars. Thus, there is not necessarily a direct correlation between the number of Lydall products sold and the number of vehicles being built by automotive manufacturers.

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

OVERVIEW

During 2003, the Company experienced sales growth of 7.0 percent and selling, product development and administrative expenses remained constant as a percentage of sales. However, profitability from higher sales was significantly offset by manufacturing inefficiencies at several locations. In addition, increased overhead costs related to capital investment depreciation and leasing expense for new machinery negatively impacted profitability as production and sales volumes associated with such costs were lower than planned levels in the second half of the year. As part of the process to address these issues, the Company took the following actions:

In the second quarter of 2003 the Company consolidated its Vital Fluids operation from two locations to one.

In December 2003, Lydall announced major changes to the Company’s organizational structure. The Company streamlined the organization and eliminated the Group structure in order to move closer to its customers and markets and to leverage manufacturing knowledge throughout the Company. As part of this change, the Company formed Marketing and Sales and Manufacturing Councils comprised of key marketing and operating managers. These Councils will focus on current issues, as well as the long-term strategic plans of the Company.

In January 2004, the Company announced that it will consolidate its Columbus, Ohio operation into other Lydall automotive facilities and close the Columbus plant.

The Company believes that these changes will help it towards its goal of improving gross margins, and correspondingly increasing profitability, by reducing costs, leveraging overall capacity of existing facilities more effectively, allocating resources more efficiently and allowing it to better serve its customers and markets.

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

For the year ended December 31, 2003, Lydall recorded net sales of $271.4 million compared with $253.5 million for the year ended December 31, 2002, an increase of $17.9 million, or 7.0 percent. Foreign currency translation, which was primarily related to the strengthening of the Euro during 2003, increased net sales by approximately 4.4 percent. After adjusting for foreign currency translation, net sales growth was attributable to increased sales in the Thermal/Acoustical Segment, primarily related to the automotive business during the first three quarters of 2003 and continued improvement in sales of active thermal products from the Ossipee operation. Additionally, sales of building material and appliance thermal products, liquid filtration products, Vital Fluids’ blood transfusion and cell therapy products and products for bioprocessing applications, as well as improved revenues from the warehouse distribution operations of the transport business contributed to the overall sales improvement. These increases were partially offset by lower sales of air filtration products, Vital Fluids’ sales of traditional blood filtration materials, sales of specialty products and a reduction in revenues from the trucking operations of the transport business.

In 2002, the Company generated $253.5 million in net sales compared with $223.6 million for the year ended December 31, 2001, an increase of $29.9 million or 13.4 percent. The improvement in net sales was attributable to increased sales volumes across all core businesses. These increases were driven by new platform and product awards in the automotive business and new business gains in filtration and bioprocessing coupled with the incremental sales added by the Ossipee operation, acquired in October 2001, and the favorable impact of foreign currency translation of approximately 1.3 percent.

Gross Margin

Lydall recorded total gross margin for the year ended December 31, 2003 of $64.1 million compared with $65.2 million for the year ended December 31, 2002, a decrease of $1.1 million, or 1.7 percent. Gross margin as a percent of net sales was 23.6 percent compared with 25.7 percent for the year ended December 31, 2002. Although net sales for the Company increased during 2003 from 2002, several factors unfavorably impacted total gross margin and gross margin as a percent of sales. These factors included costs related to the consolidation of the Vital Fluids operations; lower year-over-year operating performance at the Columbus operation; higher fixed overhead costs; operational inefficiencies at several facilities; and changes in sales mix at certain operations.

The Company recorded gross margin for the year ended December 31, 2002 of 25.7 percent of net sales compared with 28.0 percent for the year ended December 31, 2001. Although the Company realized an increase in net sales in 2002 from 2001, several items negatively impacted gross margin. These items included a significant operating loss at the Columbus operation in the fourth quarter of 2002, increased tooling sales, which typically have low or no gross margin, sales mix changes in other thermal products and start-up costs associated with the Newport News Distribution Center. In addition, order deferrals for air filtration and bioprocessing products in the fourth quarter led to under-absorption of factory overhead. These negative events combined to more than offset the significant improvement in the operating performance of the Vital Fluids and industrial thermal businesses and gross margin improvement from increased sales volumes of automotive products.

Selling, Product Development and Administrative Expenses

Selling, product development and administrative expenses were $50.5 million, or 18.6 percent of net sales for 2003, compared with $46.8 million, or 18.5 percent for 2002. Selling, product development and administrative costs were negatively impacted by several factors during 2003 that caused the increase in overall costs; however, these costs remained in-line as a percentage of net sales. The significant items that negatively impacted selling, product development and administrative charges during 2003 as compared with 2002 were: charges for the consolidation of the e-commerce function, increased salaries, increased pension and other employee benefit costs, severance associated with the elimination of the Group organizational structure, fees for retained searches, outside professional fees related to the investigation at the Columbus operation, increased investment in research and development activities and consulting fees related to Sarbanes-Oxley compliance. These cost increases and one-time charges were partially offset by lower Economic Value Added (EVA) bonus expense during 2003 as compared with 2002.

Selling, product development and administrative expenses were $46.8 million for 2002 compared with $47.7 million for 2001. The 2001 amount includes $1.3 million of goodwill amortization, which in accordance with Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” was no longer amortized. Adjusting the 2001 amount for the goodwill amortization, selling, product development and administrative expenses increased $.4 million, or less than 1 percent in 2002 from 2001. Increases from the addition of the Ossipee operation and additional accruals for incentive compensation under the EVA program were substantially offset by controlled spending, targeted headcount reductions and minimized usage of external consulting.

Restructuring Activities

As part of a strategic evaluation initiated in the fourth quarter of 2003, the Company decided to implement a plan to respond to the automotive market demands for increasingly faster, technologically advanced, cost-effective solutions. As a result of this decision, the Company determined that it would consolidate the operations of the Columbus, Ohio plant into existing Lydall facilities. This consolidation within the automotive manufacturing operations supports long-term growth strategies for this business and positions the Company to more efficiently respond to current and projected market demands. In line with announced corporate organizational structure changes, the consolidation of the automotive business is expected to improve flexibility, lower costs and utilize overall capacity of existing facilities more effectively. The Company plans to initiate the process of transferring equipment and product lines by the end of the first quarter of 2004 and expects to complete these restructuring activities by the end of 2004. As a result of this plan, the Company recorded a pre-tax charge to cost of sales of approximately $.3 million for the acceleration of depreciation on certain assets during December 2003. Additionally, during December 2003 the Company recorded an after-tax charge of approximately $.5 million related to the write-off of deferred tax assets that are not expected to be realized as a result of the restructuring. The expected remaining pre-tax charges of approximately $4.6 million are comprised of severance and related costs of approximately $1.1 million, accelerated depreciation of approximately $2.1 million and facility exit and move costs of approximately $1.4 million. Approximately 90 percent of all restructuring costs are expected to be recorded in cost of sales and 10 percent are expected to be recorded in selling, product development and administrative expenses. Approximately 85 percent of restructuring costs are expected to be recorded in the Thermal/Acoustical Segment and 15 percent are expected to be recorded as Corporate Office expenses, which for segment reporting purposes are included under Reconciling Items. The remaining pre-tax charges described above are expected to be recorded or accrued throughout 2004, in accordance with the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

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

Interest Expense

For the year ended December 31, 2003, Lydall recorded interest expense of $1.0 million. Interest expense for 2003 was $.1 million greater than interest expense for 2002, primarily due to higher average debt levels during the year.

For the year ended December 31, 2002, the Company recorded interest expense of $.9 million. Interest expense for 2002 was $.1 million less than interest expense for 2001, primarily due to lower debt levels and interest rates.

Other Income and Expense

For the year ended December 31, 2003, Lydall recorded other income of $.1 million, consisting primarily of investment income and net foreign currency transaction gains.

For the year ended December 31, 2002, Lydall recorded other income of $.2 million, consisting primarily of net foreign currency transaction gains and investment income.

For the year ended December 31, 2001, Lydall recorded other expense of $.4 million, consisting of net foreign currency transaction losses, partially offset by investment income.

Income Taxes

The effective income tax rate on income from continuing operations for the year ended December 31, 2003 was 34.4 percent compared with an effective rate of 32.6 percent in 2002. The effective tax rate for 2003 was impacted favorably by benefits derived from the recognition of deferred tax assets in a foreign jurisdiction as well as tax-exempt export income. The 2003 effective tax rate was negatively impacted by a valuation allowance established against deferred tax assets for state income tax credits and net operating losses primarily related to the closure of the Columbus, Ohio facility. The effective tax rate for 2002 was impacted favorably by benefits derived from tax-exempt export income, state income tax credits realized during the year, as well as the favorable resolution of a tax audit. The effective rate on income from continuing operations for the year ending December 31, 2001 was 29.9 percent. This rate reflected a benefit associated with the settlement of a tax audit during the year.

For 2004, the Company expects its effective tax rate to be approximately 36 percent.

In 2003, the World Trade Organization (WTO) ruled that the Extraterritorial Income program (ETI) as provided for in United States Internal Revenue Code represents a prohibited export subsidy under the WTO Agreement on Subsidies and Countervailing Measures. As a result, the President of the United States has indicated that tax law will be changed to comply with the WTO ruling. During 2003, the ETI benefit decreased the Company’s effective tax rate by approximately 2.2 percentage points. At this time the Company is unable to determine the impact that the potential changes to United States tax law will have on future financial results; however, it is possible that such changes will adversely affect the Company’s results of operations and cash flows in future periods.

SEGMENT RESULTS

Thermal/Acoustical

Net sales for the Thermal/Acoustical Segment for 2003 were $168.4 million compared with $150.4 million for 2002, an increase of $18.0 million, or 12.0 percent. The impact of foreign currency translation increased segment net sales by approximately 5.0 percent for 2003. After adjusting for the impact of foreign currency, sales growth was attributable to increased sales in the automotive business and continued improvement in sales of active thermal products.

Sales to the automotive industry accounted for approximately 80 percent of total segment net sales in 2003 and increased approximately 3.7 percent on a constant currency basis from 2002. The increased sales performance in the automotive business substantially occurred during the first three quarters of 2003 as part sales were up sharply from 2002 levels related to sales of thermal/acoustical exhaust wrap and acoustical tunnel insulator products, as well as part sales to Volkswagen, Nissan and BMW. In the fourth quarter of 2003, a decline in part and tooling sales partially offset the gains recorded through the first three quarters of the year. Reductions in content on the new model of Lydall’s previously largest platform and the end of model year production on certain other platforms were the primary drivers of the sales fall off at the end of 2003. A number of approvals have been received for several future vehicle platforms, both domestically and in Europe, which are expected to come on-line throughout 2004 and beyond.

Industrial thermal products accounted for approximately 20 percent of total segment net sales in 2003. Sales of industrial thermal products, which include both passive and active systems, showed strong growth in the Affinity® product line and in passive insulating products used in building and appliance applications during 2003.

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

Sales to the automotive industry accounted for approximately 80 percent of total segment net sales in 2002. Strong performance by the Company’s operation in Germany as new platforms for the BMW Mini, the BMW 7 Series and new business with Nissan contributed to the increase in segment net sales for 2002.

Industrial thermal products accounted for approximately 20 percent of total segment net sales in 2002 and included the sales of the Ossipee operation acquired in 2001. Sales of these products are particularly sensitive to economic conditions, and as a result, posted only modest revenue gains in 2002 resulting from new business in building materials and market share gains in the appliance market.

For 2003, segment operating income was $19.5 million compared with $20.4 million in 2002, a decrease of $.9 million, or 4.4 percent. Segment operating margin for 2003 was 11.6 percent of segment net sales compared with 13.6 percent in 2002. The impact of foreign currency translation increased segment operating income by approximately 3.1 percent for 2003. The declines in segment operating income and margin primarily related to the significant downshift in the automotive business during the latter half of 2003, where lower sales volume, operational inefficiencies and increased overhead costs severely impacted operating results. Lower year-over-year operating performance at the Columbus operation also contributed to the decline. Additionally, an initial charge for the acceleration of depreciation of certain assets of the Columbus operation during the fourth quarter, related to its closure in 2004, also impacted operating results. These declines were partially offset by improved income and margins in the industrial thermal businesses as improved sales of building and appliance application products and active thermal products sold to the semiconductor market showed distinct improvements during 2003.

For 2002, segment operating income was $20.4 million compared with $18.4 million in 2001, an increase of $2.0 million, or 11.0 percent. The increase, excluding goodwill amortization of $1.0 million in 2001 no longer amortized under FAS 142, was $1.0 million. Segment operating margin for 2002 was 13.6 percent of segment net sales compared with 14.7 percent in 2001. The increase in segment operating income for 2002 was the result of increased automotive sales, operational improvements at the Green Island operation and the addition of the Ossipee operation. Additionally, the impact of foreign currency translation increased segment operating income by approximately 1.3 percent for 2002. Segment operating margin was negatively impacted by sales mix changes in other thermal products, higher tooling sales that carry low or no margin and the significant operating loss at the Columbus operation in the fourth quarter of 2002.

Filtration/Separation

For 2003, Filtration/Separation Segment net sales increased $2.1 million, or 2.9 percent to $74.9 million from $72.8 million in 2002. The impact of foreign currency translation increased segment net sales by approximately 4.9 percent for 2003. After adjusting for the impact of foreign currency, the decrease in segment net sales from 2002 levels was related to lower sales of air filtration media in the United States and declining sales of traditional blood filtration materials sold to medical device manufacturers. These declines were partially offset by higher liquid filtration product sales and growth in sales of blood transfusion and cell therapy products and products for bioprocessing applications.

Sales of air filtration media in the United States were substantially lower during 2003. Specifically, sales of Lydair® were down year-over-year due to an overall softness in the commercial heating, ventilating and air-conditioning (HVAC) market and sales of membrane composite products used in consumer vacuum products were lower. Sales of liquid filtration products increased as water filtration and fluid-power products, sold under the Actipure® and Lypore® trademarks, enjoyed sustained growth and acceptance in consumer and industrial applications.

Sales of Vital Fluids’ products decreased approximately 2.6 percent for 2003 compared with 2002. This decrease was related to the declining sales of traditional blood filtration materials sold to original equipment manufacturers as these markets are continuing an expected decline. The decrease was partially offset by increases in blood transfusion and cell therapy products related to launches of new products during 2003 and growth in sales of the Company’s Bio-Pak® sterilized disposable bioprocessing containers.

For 2002, Filtration/Separation Segment net sales increased $6.2 million, or 9.2 percent to $72.8 million from $66.6 million in 2001. This increase was primarily driven by increased sales of air filtration products in Europe, liquid filtration products in the United States, as well as increases in bioprocessing and blood management products. The impact of foreign currency translation increased segment net sales by approximately 1.3 percent for 2002.

Sales of filtration products increased approximately 9.9 percent in 2002 from 2001 levels. The increase was driven by new business gains of the Company’s microglass air filtration products in Europe, strong year-over-year growth of carbon filter media for liquid filtration and the introduction of membrane composite media. This increase for 2002 was achieved in spite of soft commercial and industrial and semiconductor markets.

Sales of Vital Fluids’ products increased approximately 7.1 percent for 2002 compared with 2001. Increased market share and market growth of flexible containers for bioprocessing applications and a 20 percent increase in blood transfusion and cell therapy products contributed to the increase. In addition, Charter Medical received regulatory approval for certain of its blood management products in 2002 allowing for distribution in Europe and Canada. These increases were partially offset by lower demand for traditional blood filtration materials during the year.

Segment operating income declined $1.9 million, or 18.1 percent to $8.7 million for 2003 compared with $10.6 million for 2002. Segment operating margin as a percent of segment net sales also decreased to 11.6 percent in 2003 from 14.6 percent in 2002. The impact of foreign currency translation increased segment operating income by approximately 3.7 percent for 2003. The declines in segment operating income and margin related to lower margin performance of the domestic air filtration business and traditional blood filtration products primarily due to lower sales volumes, as well as non-recurring charges for severance associated with the elimination of the Group organizational structure and costs related to the consolidation of the Vital Fluids’ operations in the second quarter of 2003.

Segment operating income improved $3.3 million, or 46.0 percent to $10.6 million for 2002 compared with $7.3 million for 2001. Segment operating margin as a percent of segment net sales also improved to 14.6 percent in 2002 from 10.9 percent in 2001. The improvement in segment operating income for the year resulted from increases in sales volume in the filtration and Vital Fluids businesses, material and labor cost reduction efforts, controlled selling, product development and administrative expenses and approximately $.3 million due to the absence of goodwill amortization. Foreign currency translation did not have a significant impact on segment operating income.

Other Products and Services

Other Products and Services Segment net sales were $29.8 million for 2003, a decrease of $2.4 million, or 7.3 percent from $32.2 million in 2002. Segment net sales declined primarily as a result of decreased sales of specialty products and a reduction in revenues from the trucking operations of the transport business due to the general softness in the overall economy. These sales declines were partially offset by increased revenues from the warehouse distribution operations of the transport business as the Newport News Distribution Center continued to perform at improved operating levels from its start-up performance in 2002.

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

Segment operating income decreased $.2 million, or 7.0 percent to $2.0 million in 2003 from $2.2 million in 2002. Segment operating margin was 6.8 percent of segment net sales for both 2003 and 2002. The decrease in segment operating income primarily related to the significant reduction in specialty products and the weakness in the trucking operations transport business. An overall reduction in gross margin for these businesses was partially mitigated by controlled administrative costs.

Segment operating income increased $2.6 million from a loss of approximately $.4 million in 2001 to income of $2.2 million in 2002, including charges of $.3 million and $3.4 million recorded in 2002 and 2001, respectively, related to the closure of the fiberboard operation. Excluding these impairment charges, segment operating income decreased $.5 million in 2002 compared with 2001 primarily due to start-up costs associated with the Newport News Distribution Center.

Discontinued Operations

In February 2001, the Company discontinued the Paperboard Segment, which consisted primarily of the Southern Products and Lydall & Foulds operations. The results of the Paperboard Segment have been excluded from continuing operations for all years presented. See Note 8 in “Notes to Consolidated Financial Statements.”

In the fourth quarter of 2002, the Company recorded an after-tax charge of $.2 million, or $.01 per diluted share for additional costs incurred during the phase-out period of the Paperboard Segment.

In the third quarter of 2003, the Company recorded an after-tax charge of approximately $.8 million, or $.05 per diluted share for additional shut down costs and the write off of the remaining assets of the Paperboard Segment.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended 2003 with $3.0 million in cash and cash equivalents compared with $2.6 million as of December 31, 2002. Additionally, the Company held $2.5 million in restricted cash as of December 31, 2003. This balance was held as part of the capital lease transaction for the St. Nazaire facility. It is expected to be released in the first quarter of 2004.

Operating Cash Flows

Net cash provided by operating activities in 2003 was $21.0 million compared with $18.4 million in 2002. For 2003, lower net income was offset by increased depreciation, a non-cash expense, and improved cash flows from changes in working capital and other long-term liabilities. The Company contributed $5.8 million and $5.9 million to its defined benefit pension plans during 2003 and 2002, respectively.

Investing Cash Flows

Net cash used for investing activities was $18.2 million in 2003 compared with $14.1 million in 2002. For 2003, capital expenditures totaled $15.9 million compared with $14.2 million in 2002. The Company held $2.5 million in a restricted cash balance at the end of 2003, which was shown as a cash outflow for investing activities. This balance was related to the leasing arrangement for the new operating facility in St. Nazaire, France. The restriction is expected to be lifted during the first quarter of 2004. In 2003, no acquisition activities occurred, compared with $1.1 million in 2002, when certain contingent events associated with the acquisition of the Ossipee operation in 2001 were met.

Financing Cash Flows

In 2003, net cash used for financing activities was $1.6 million compared with $2.8 million in 2002. Cash repayments exceeded borrowings in 2003 by $2.9 million as cash generated from operating activities was utilized to reduce debt levels. Proceeds from common stock issuances were approximately $1.3 million in 2003 and $1.1 million in 2002. The Company did not repurchase any of its Common Stock in 2003 or 2002. On August 21, 2003 the Company’s Board of Directors approved a resolution to repurchase its Common Stock to offset shares granted pursuant to the 2003 Lydall Stock Incentive Compensation Plan, within the confines of the Company’s credit agreements. As of December 31, 2003, approximately 408,000 shares are eligible for repurchase under the program.

Financing Arrangements

The Company amended and restated its $50 million domestic revolving credit facility with a group of five banking institutions on August 29, 2003. The credit agreement continues to have the same maturity date of September 30, 2005 and, other than specific modifications made to certain covenants, was renewed under similar terms and conditions as previously in place under the prior arrangement. The modifications to the restrictive and financial covenants provide the Company with increased flexibility to reacquire its stock under the Stock Repurchase Program and to fund the capital requirements of the new European automotive operation. The restrictive and financial covenants of the credit agreement that were amended are listed in the table below:

Covenant Number	Covenant Description	Previous Requirement	Amended Requirement

6.06	Restricted Payments	Not to exceed $5,000,000 in any fiscal year	Not to exceed $8,000,000 in any fiscal year

6.12	Fixed Charge Coverage Ratio	• 2.25 to 1.00 – For quarters ending on or before December 31, 2003 • 2.50 to 1.00 – For quarters ending after December 31, 2003	1.50 to 1.00

6.15	Consolidated Capital Expenditures	Less than $20,000,000 for the trailing four fiscal quarters	Less than $30,000,000 for the trailing four fiscal quarters

As of December 31, 2003, the Company was in compliance with all financial covenants contained in the credit agreement and there was $6.0 million outstanding under the facility.

The Company has two Euro-denominated term loans, with a total outstanding balance of $14.2 million. These two loans bear interest equal to Euro LIBOR plus a percentage based on the Company’s calculated leverage ratio.

In addition, during 2003 the Company’s German operating subsidiary financed certain real estate assets purchased in 2002 with two term loans in a total amount of $2.4 million (€2.0 million) obtained from a local banking institution.

Certain foreign subsidiaries of the Company have available lines of credit totaling $9.5 million, of which $3.2 million was outstanding as of December 31, 2003.

As of December 31, 2003, the Company had unused borrowing capacity of approximately $48.0 million. Management believes that current financing arrangements provide sufficient capacity to meet working capital requirements and fund future capital expenditures, as required.

Off-Balance Sheet Financing Arrangements

In conjunction with the plan to construct a new facility in St. Nazaire, France to manufacture engineered thermal/acoustical solutions for automotive applications, a wholly owned subsidiary of the Company entered into a financing agreement on December 18, 2003 that will provide a long-term capital lease upon the facility’s completion in early 2004. The agreement, completed with the leasing subsidiaries of two French banks, calls for the Company to lease the facility for 12 years, and provides an option to purchase the facility at the end of the lease for a nominal amount. The cost to construct the facility is being funded by the leasing subsidiaries of the banks. The estimated present value of the capital lease obligation of the Company was $6.3 million (€5.0 million) as of December 31, 2003, and lease payments are expected to begin in the second quarter of 2004. In connection with this financing, the Company is required to pay interest, EONIA (Euro Overnight Index Average) plus one percentage point, on the amounts disbursed by the banks toward the construction of the facility in advance of the capital lease becoming effective. Additionally, the Company was required to hold cash in the amount of $2.5 million related to this agreement as of December 31, 2003. It is expected that such restricted cash will be released to the Company in the first quarter of 2004 upon the formalization of certain assurances by Lydall, Inc.

Future Cash Requirements

Cash requirements for 2004 are expected to include the funding of ongoing operations, capital expenditures, share repurchases, contributions to the Company’s defined benefit pension plans and debt service. Capital spending for 2004 is expected to be approximately $24.0 million, including approximately $6.4 million for the Thermal/Acoustical Segment’s European expansion. The Company expects to finance its 2004 cash requirements from cash provided by operating activities and through borrowings under its existing credit agreements.

At the end of 2003, total indebtedness was $26.0 million, or 15.3 percent of the Company’s total capital structure. The Company continually explores its core markets for suitable acquisitions. Strategic acquisitions, if completed, would be financed under the credit facility described under “Financing Arrangements” above or other forms of financing, as required.

Contractual Obligations

The following table summarizes the Company’s significant obligations as of December 31, 2003, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods. This table excludes amounts already recorded on the Consolidated Balance Sheet as current liabilities as of December 31, 2003:

	Payments Due by Period
In thousands	2004	2005	2006	2007	2008	After 5 years	Total

Contractual obligations:
Operating leases	$3,967	$3,436	$2,622	$1,991	$1,465	$2,540	$16,021
Capital leases	518	690	690	690	690	5,008	8,286
Long-term debt	4,951	9,958	3,969	5,878	219	1,002	25,977
Purchase obligations	18,753	4,349	—	—	—	—	23,102

Total contractual obligations	$28,189	$18,433	$7,281	$8,559	$2,374	$8,550	$73,386

Purchase obligations in the table above are primarily related to capital purchase obligations at St. Nazaire ($5.8 million in 2004) and contracts to purchase aluminum at various automotive operations ($4.5 million in 2004). Additionally, purchase obligations include estimated microfiber purchases under variable purchase commitments that require a certain percentage of materials utilized in production to be purchased from a specific supplier ($8.5 million and $4.3 million in 2004 and 2005, respectively). Purchase orders or contracts for normal purchases of raw materials and other goods and services are not included in the table above. The Company is not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. For purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. The Company does not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed expected requirements.

In addition to the above contractual obligations, the Company utilizes letters of credit in the ordinary course of business and to satisfy self-insurance security deposit requirements. Outstanding letters of credit were $2.1 million and $2.4 million as of December 31, 2003 and 2002, respectively. The Company does not expect any material losses to result from these instruments, as performance is not expected to be required. See Notes 3 and 16 in “Notes to Consolidated Financial Statements” for additional information regarding contractual obligations.

Stock Repurchase Program

In August 2003, the Company’s Board of Directors approved the initiation of a Stock Repurchase Program. The purpose of the repurchase program is to mitigate the potentially dilutive effects of stock options and shares of restricted and unrestricted stock granted by the Company. Shares may be repurchased up to the quantity of shares underlying options, and other equity-based awards granted after January 1, 2003, under shareholder approved plans. The Company intends to take advantage of the safe harbor protections afforded by Rule 10b-18 promulgated under the Exchange Act, and to engage in repurchase activity in accordance with the provisions of the Exchange Act. As of December 31, 2003, no repurchases had been made under the Stock Repurchase Program. As of March 1, 2004, the Company had repurchased approximately 59,000 shares of common stock for approximately $.6 million and approximately 349,000 shares remained eligible for repurchase under the authorized program as of that date.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Note 1 in “Notes to Consolidated Financial Statements” describes the significant accounting policies used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. The most significant areas involving management judgments and estimates are described below.

Intangible Assets and Goodwill

The Company accounts for its business acquisitions under the purchase method whereby the assets and liabilities of acquired businesses are recorded at their estimated fair values at the dates of acquisition. Goodwill represents the costs in excess of fair values assigned to the underlying net assets of acquired businesses. The Company had goodwill recorded, net of accumulated amortization, of $30.9 million at December 31, 2003 and 2002.

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (FAS 142) requires that goodwill and other intangible assets determined to have indefinite lives not be amortized, but rather are subject to annual impairment tests in accordance with the specific guidance and criteria described in the standard. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units (as defined in FAS 142), including related goodwill. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which incorporate management assumptions about expected future cash flows as well as other factors.

Future cash flows can be affected by numerous factors including changes in economic, industry or market conditions, changes in the underlying business or products of the reporting unit, changes in competition and changes in technology. Any changes in key assumptions about the business and its prospects, changes in any of the factors discussed above or other factors could affect the fair value of one or more of the reporting units resulting in an impairment charge. Such a charge could have a material adverse effect on the Company’s reported financial condition and results of operations. Although no goodwill impairment has been recorded to date, there can be no assurance that a future impairment of goodwill will not occur. See Note 6 in “Notes to Consolidated Financial Statements.”

Pensions

The Company accounts for its defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” (FAS 87) which requires that pension cost and the related obligations recognized in financial statements be determined on an actuarial basis. The determination of such amounts is made in consultation with the Company’s outside actuaries based on information and assumptions provided by the Company. A substantial portion of the Company’s pension amounts relate to its defined benefit plans in the United States.

A significant element in determining the Company’s pension cost is the expected return on plan assets. Based on a review of market trends, actual returns on plan assets and other factors, the Company lowered the expected long-term rate of return on plan assets from 9.25 percent used in determining 2002 pension cost to 8.75 percent for determining 2003 pension cost and will continue to utilize this expected rate of return for determining 2004 pension cost. The expected long-term rate of return on assets is applied to the value of plan assets at the beginning of the year and this produces the expected return on plan assets that is included in the determination of pension cost for that year. The difference between this expected return and the actual return on plan assets is deferred, within certain parameters, as discussed below. The Company continually evaluates its expected long-term rate of return and will adjust such rate as deemed appropriate.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities, as well as the following year’s pension cost. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high-quality, corporate debt instruments. At December 31, 2003, the Company determined this rate to be 6.25 percent; a decrease of 50 basis points from the rate used at December 31, 2002 and 100 basis points from that used at December 31, 2001. Increases or decreases in the discount rate result in decreases and increases, respectively, in the projected benefit obligation. The net effect on pension liabilities from changes in the discount rate is deferred within certain parameters, as discussed below.

FAS 87 requires that gains or losses (as defined in FAS 87) be deferred unless the unrecognized net gain or loss at the end of a year exceeds a “corridor” (as defined in FAS 87). If the deferred gain or loss exceeds the corridor at the end of the year, then the amount in excess of the corridor is amortized over a period equal to the average remaining service period of active employees expected to receive benefits. As of December 31, 2003, the net deferred loss exceeded the corridor. Consequently pension cost for 2004 is expected to include amortization of a portion of the deferred loss in excess of the corridor. The amount of amortization in future years will be dependent on changes in the components of the deferred loss amount, particularly actual return on plan assets in relation to the estimated return on plan assets, as well as future increases or decreases in the discount rate.

For the years ended December 31, 2003, 2002 and 2001, the Company recognized pension cost of $2.4 million, $1.5 million and $1.1 million, respectively. As discussed above, the Company lowered the discount rate to 6.25 percent for purposes of determining 2004 pension cost. This is expected to negatively impact 2004 pension cost; however, the effect of higher than expected plan asset returns and significant contributions during 2003 is expected to offset this impact. Pension cost for 2004 is expected to be approximately $2.2 million. See Note 12 in “Notes to Consolidated Financial Statements.”

Income Taxes

The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109, “Accounting for Income Taxes,” (FAS 109) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of a deferred tax asset will not be realized.

Deferred tax assets, net of valuation allowance, related to future tax benefits arising from deductible temporary differences and tax carryforwards were $21.6 million and $12.7 million at December 31, 2003 and 2002, respectively. Management believes that the Company’s earnings during the periods when the temporary differences become deductible will be sufficient to realize the related net future income tax benefits. For those jurisdictions where the projected operating results indicate that the ability to realize the future benefits is uncertain or not likely, a valuation allowance has been provided.

In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax law, changes in statutory tax rates and future levels of taxable income. In the event the Company were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce such amounts through a charge to income in the period that such determination was made. Conversely, if the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance and record an increase to income in the period that such determination was made. See Note 15 in “Notes to Consolidated Financial Statements.”

Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on the distribution to the United States because it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States tax liability would not be material.

The Company’s effective tax rates in future periods could be adversely affected by earnings being lower or higher than anticipated in countries where tax rates differ from the United States federal rate, the relative impact of permanent tax adjustments on higher or lower earnings from domestic operations, changes in net deferred tax asset valuation allowances, and/or by changes in tax law or interpretations thereof.

In 2003, the World Trade Organization (WTO) ruled that the Extraterritorial Income program (ETI) as provided for in the United States Internal Revenue Code represents a prohibited export subsidy under the WTO Agreement on Subsidies and Countervailing Measures. As a result, the President of the United States has indicated that tax law will be changed to comply with the WTO ruling. During 2003, the ETI benefit decreased the Company’s effective tax rate by approximately 2.2 percentage points. At this time the Company is unable to determine the impact that the potential changes to United States tax law will have on future financial results; however, it is possible that such changes will adversely affect the Company’s results of operations and cash flows in future periods.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (FAS 132, as revised). FAS 132, as revised, requires additional disclosures about pension plans and other postretirement benefit plans compared with those required in the original FASB Statement 132. These disclosures require that additional information be provided related to assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. FAS 132, as revised, also requires that information be provided regarding the types of plan assets, investment strategy and measurement date(s). Most of the required disclosures under FAS 132, as revised, that are pertinent to the Company were effective for annual periods ending after December 15, 2003 and interim periods beginning after December 15, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149). FAS 149 amends Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” for certain decisions made by the FASB as part of the Derivatives Implementation Group process. FAS 149 was effective for applicable contracts entered into or modified after June 30, 2003 and should be applied prospectively, except for certain provisions specifically referenced within the pronouncement. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003), an interpretation of ARB No. 51.” This interpretation requires variable interest entities to be consolidated by the primary beneficiary if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics of a controlling financial interest. The Company does not have any accounting or disclosure requirements under the provisions of this interpretation.

OTHER KEY FINANCIAL ITEMS

Cash and cash equivalents – Cash and cash equivalents increased to $3.0 million as of December 31, 2003 compared with $2.6 million as of December 31, 2002.

Restricted cash – The Company held $2.5 million in a restricted cash balance at the end of 2003. This balance was required related to the leasing arrangement for the new operating facility in St. Nazaire, France. The restriction is expected to be lifted during the first quarter of 2004.

Receivables – Receivables, net of the allowance for doubtful receivables, were $40.8 million at the end of 2003 compared with $39.9 million at the end of 2002. The increase was primarily related to the impact of foreign currency exchange rates on translating accounts receivable balances held at operations in Europe to U.S. dollar balances.

Inventories – Inventories were $37.3 million as of December 31, 2003 compared with $32.0 million as of December 31, 2002. The increase was primarily related to additional tooling work in process inventory, which is related to future automotive business.

Working capital and current ratio – Working capital increased to $54.7 million at December 31, 2003 compared with $43.5 million at December 31, 2002. The ratio of current assets to current liabilities in 2003 increased to 2.4:1 from 2.1:1 in 2002. The increase in working capital was primarily related to the reduction in the current portion of long-term debt caused by debt refinancing during 2003, the increase in tooling work in process inventory and the effects of foreign exchange on working capital items.

Capital expenditures – Capital expenditures were $15.9 million in 2003, $14.2 million in 2002 and $11.9 million in 2001. Capital spending for 2004 is expected to be approximately $24.0 million.

Total debt to total capitalization – Total debt to total capitalization decreased to 15.3 percent in 2003 compared with 16.6 percent in 2002.

Stockholders’ equity – Stockholders’ equity increased to $143.3 million at December 31, 2003 from $130.1 million at December 31, 2002. On a per share basis, Stockholders’ equity increased to $8.81 at December 31, 2003 from $8.09 at December 31, 2002.

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

Item  7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lydall’s significant market risk exposures related to changes in foreign currency exchange rates and interest rates.

FOREIGN CURRENCY RISK

Lydall has sales and manufacturing activities in foreign countries. As a result, financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets where the Company distributes its products. The Company’s primary currency exposure is to the Euro and, to a lesser degree, the Japanese Yen.

Lydall’s foreign and domestic operations limit foreign currency exchange transaction risk by completing transactions in local functional currencies whenever practicable. In addition, Lydall periodically enters into foreign currency forward exchange contracts to mitigate exposure to foreign currency volatility. Lydall utilizes bank loans and other debt instruments throughout its operations. To mitigate foreign currency risk, such debt is denominated primarily in the functional currency of the operation maintaining the debt.

INTEREST RATE RISK

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impact interest paid on its debt. At December 31, 2003, the Company had $14.5 million outstanding on various lines of credit with variable interest rates. The weighted average interest rate paid on this debt was 4.2 percent in 2003 and 3.5 percent in 2002. A 10 percent change in the weighted average interest rate on the Company’s variable rate debt would be immaterial to the Company’s consolidated financial position, results of operations or cash flows.

As of December 31, 2003, the Company had $2.9 million outstanding on a five-year term loan with a variable interest rate. In July 1999, Lydall entered into an interest rate swap agreement to convert the variable base rate component of the interest rate on the term loan to a fixed rate of 3.45 percent, thereby taking advantage of favorable long-term borrowing rates in Europe. The swap has scheduled maturity dates that are identical to the payment schedule of the borrowings.

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

The weighted average interest rate on long-term debt, including the effect of the interest rate swaps described above, was 3.9 percent for the year ended December 31, 2003 compared with 3.7 percent for 2002.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is contained under Item 15 “Exhibits, Financial Statement Schedules and Reports on Form 8-K.”

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Vice President – Controller and Interim Chief Financial Officer, conducted an evaluation as of December 31, 2003 of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Vice President – Controller and Interim Chief Financial Officer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that it has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls over financial reporting during the Company’s fiscal year ended December 31, 2003 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is incorporated by reference from the sections entitled “Board of Directors,” “Corporate Governance,” “Stockholder Communications with Directors” and “Director Compensation” of the definitive Proxy Statement of Lydall filed with the Commission in connection with its Annual Meeting of Stockholders to be held on April 22, 2004. Information regarding the Executive Officers of the Company is contained on page 5 of this report.

Item 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from the sections entitled “Compensation and Stock Option Committee Report on Executive Compensation,” “Performance Graph,” “Summary Compensation Table,” “Plan Descriptions” and “Stock Option Tables” of the definitive Proxy Statement of Lydall filed with the Commission in connection with its Annual Meeting of Stockholders to be held on April 22, 2004.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from the sections entitled “Equity Compensation Plan Information” and “Securities Ownership of Directors, Certain Officers and 5 Percent Beneficial Owners” of the definitive Proxy Statement of Lydall filed with the Commission in connection with its Annual Meeting of Stockholders to be held on April 22, 2004.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference from the sections entitled “Transactions with Management” and “Compensation Committee Interlocks and Insider Participation” of the definitive Proxy Statement of Lydall filed with the Commission in connection with its Annual Meeting of Stockholders to be held on April 22, 2004.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information required by this Item is incorporated by reference from the section entitled “Ratification of Appointment of Auditors,” subsection “Principal Fees and Services” of the definitive Proxy Statement of Lydall filed with the Commission in connection with its Annual Meeting of Stockholders to be held on April 22, 2004.

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

a) 3, Exhibits Included Herein or Incorporated by Reference:

3.1	Certificate of Incorporation of the Registrant, as amended through the date of filing of this report, consisting of: (i) Restated Certificate of Incorporation of the Registrant, dated as of May 12, 1993, filed herewith; (ii) Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated as of August 14, 1995, filed herewith; and (iii) Certificate of Designation of Board of Directors Classifying and Designating a Series of Preferred Stock as Series A Junior Participating Preferred Stock and Fixing Distribution and Other Preferences and Rights of Such Series, dated as of May 20, 1999, filed herewith.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed herewith.

4.1	Certain long-term debt instruments, each representing indebtedness in an amount equal to less than 10 percent of the Registrant’s total consolidated assets, have not been filed as Exhibits to this Annual Report on Form 10-K. The Registrant will file these instruments with the Commission upon request.

10.3*	Lydall, Inc. Board of Directors Deferred Compensation Plan effective January 1, 1991, filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K dated March 26, 1991 and incorporated herein by this reference.

10.4*	Lydall, Inc. Supplemental Executive Retirement Plan effective January 1, 1994, filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K dated March 27, 1996 and incorporated herein by this reference.

10.5*	Amended and restated, 1992 Stock Incentive Compensation Plan, dated May 14, 1992, amended through March 10, 1999, filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.

10.6*	Lydall 2003 Stock Incentive Compensation Plan, with an effective date of October 24, 2002, filed as Exhibit A to the Company’s definitive Proxy Statement on March 26, 2003 and incorporated herein by this reference.

10.7	Asset Purchase and Sale Agreement between Lydall Filtration/Separation, Inc. and Bennett Fleet (Chambly), Inc., dated April 2, 2001, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated May 11, 2001 and incorporated herein by this reference.

10.8	Credit Agreement dated as of July 14, 1999, amended and restated as of May 13, 2002, and amended and restated as of August 29, 2003, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 7, 2003 and incorporated herein by this reference.

10.9	Contract for a Consortium Credit in the Amount of €6,000,000, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 7, 2003 and incorporated herein by this reference.

10.10*	Employment Agreement with Mary A. Tremblay dated March 1, 2000, filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K dated March 30, 2000 and incorporated herein by this reference.

10.11*	Amendment dated August 1, 2000 to the Employment Agreement with Mary A. Tremblay dated March 1, 2000, filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.

10.12*	Agreement with Thomas P. Smith dated May 1, 2000, filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.

10.13*	Employment Agreement with Christopher R. Skomorowski dated July 1, 2003, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q dated November 7, 2003 and incorporated herein by this reference.

10.14*	Agreement Covering Nonqualified Stock Option Award to the Chairman of the Board, dated January 12, 2000, filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K dated March 26, 2003 and incorporated herein by this reference.

10.15*	Agreement Covering Nonqualified Stock Option Award to the Chairman of the Board, dated May 8, 2002, filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K dated March 26, 2003 and incorporated herein by this reference.

10.16*		Restricted Stock Agreement dated July 1, 2003 between Lydall, Inc. and David Freeman, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated November 7, 2003 and incorporated herein by this reference.

10.17*		Employment Agreement with Mona G. Estey dated March 1, 2000, filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K dated March 30, 2000 and incorporated herein by this reference.

10.18*		Amendment dated August 1, 2000 to the Employment Agreement with Mona G. Estey dated March 1, 2000, filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.

10.19*		Employment Agreement with Lisa Krallis-Nixon dated March 1, 2000, filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K dated March 30, 2000 and incorporated herein by this reference.

10.20*		Amendment dated August 1, 2000 to the Employment Agreement with Lisa Krallis-Nixon dated March 1, 2000, filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.

10.21*		Employment Agreement with Bill W. Franks, Jr. dated March 1, 2000, filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K dated March 30, 2000 and incorporated herein by this reference.

10.22*		Amendment dated August 1, 2000 to the Employment Agreement with Bill W. Franks, Jr. dated March 1, 2000, filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.

10.23*		Employment Agreement with Kevin G. Lynch dated March 1, 2000, filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K dated March 30, 2000 and incorporated herein by this reference.

10.24*		Amendment dated August 1, 2000 to the Employment Agreement with Kevin G. Lynch dated March 1, 2000, filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.

14.1		Code of Ethics for the Chief Executive Officer, Senior Financial Officers and All Accounting and Financial Personnel, filed herewith.

21.1		List of subsidiaries of the Registrant, filed herewith.

23.1		Consent of PricewaterhouseCoopers LLP, filed herewith.

24.1		Power of Attorney, dated February 26, 2004, authorizing David Freeman and/or Thomas P. Smith to sign this report on behalf of each member of the Board of Directors indicated therein, filed herewith.

31.1		Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2		Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1		Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

*		Management contract or compensatory plan.

b	)	Reports on Form 8-K:

On December 16, 2003, a Report on Form 8-K was filed pursuant to Item 5 “Other Events and Regulation FD Disclosure” to disclose the issuance of a press release announcing certain organizational changes and comments on expected fourth quarter and year ended December 31, 2003 financial results.

On October 21, 2003, a Report on Form 8-K was filed pursuant to Item 12 “Results of Operations and Financial Condition” to disclose the issuance of a press release setting forth the Company’s financial results for the third quarter and nine months ended September 30, 2003. The report contained an Exhibit furnished under Item 7 “Financial Statements and Exhibits,” which was the Company’s press release dated October 21, 2003 (such press release is not incorporated by reference herein or deemed “filed” within the meaning of Section 18 of the Securities Exchange Act of 1934).

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lydall, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYDALL, INC.

March 12, 2004	By:	/s/ THOMAS P. SMITH
Thomas P. Smith Vice President – Controller and Interim Chief Financial Officer (On behalf of the Registrant and as Principal Accounting Officer and as Interim Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lydall, Inc. in the capacities and on the dates indicated.

Signature	Title	Date

/s/ DAVID FREEMAN David Freeman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2004

/s/ THOMAS P. SMITH Thomas P. Smith	Vice President – Controller and Interim Chief Financial Officer (Interim Principal Financial Officer)	March 12, 2004

/s/ THOMAS P. SMITH Thomas P. Smith Attorney-in-fact for:		March 12, 2004

David Freeman	President and Chief Executive Officer and Director

Christopher R. Skomorowski	Executive Vice President, Chief Operating Officer and Director

Kathleen Burdett	Director

Samuel P. Cooley	Director	(constituting in excess of a majority of the full Board of Directors)
W. Leslie Duffy	Director

Matthew T. Farrell	Director

Suzanne Hammett	Director

S. Carl Soderstrom, Jr.	Director

Elliott F. Whitely	Director

Roger M. Widmann	Chairman of the Board of Directors

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

For 2003, Lydall’s Board of Directors appointed independent auditors who audited the Company’s financial statements. Their accompanying report is based on an audit conducted in accordance with auditing standards generally accepted in the United States of America, which includes the consideration of the Company’s internal controls to establish a basis for determining the nature, timing and extent of audit tests to be applied.

The Audit Review Committee of the Board of Directors, which consists of directors who are neither officers nor employees of the Company, is directly responsible for the oversight of the work performed by our independent auditors, oversight of the work performed by our internal auditors, as well as overseeing our internal control systems and financial reporting processes. The Audit Review Committee meets regularly with management, the independent auditors and the internal auditors to discuss financial reporting, internal accounting controls, and auditing matters. Both the independent auditors and internal auditors have direct and private access to the Audit Review Committee.

/s/ DAVID FREEMAN	/s/ THOMAS P. SMITH

David Freeman President and Chief Executive Officer	Thomas P. Smith Vice President – Controller and Interim Chief Financial Officer

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and

Stockholders of Lydall, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) on page 23 present fairly, in all material respects, the financial position of Lydall, Inc. and its subsidiaries at December 31, 2003 and 2002, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) on page 23 present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 6 in “Notes to the Consolidated Financial Statements,” effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets.”

/s/ PRICEWATERHOUSECOOPERS LLP

PricewaterhouseCoopers LLP Hartford, Connecticut February 6, 2004

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
In thousands except per share data	2003	2002	2001

Net sales	$271,385	$253,522	$223,559
Cost of sales	207,242	188,286	160,938

Gross margin	64,143	65,236	62,621
Selling, product development and administrative expenses	50,533	46,846	47,738
Restructuring charges	—	303	3,389

Operating income	13,610	18,087	11,494
Interest expense	974	872	985
Other (income) expense, net	(123)	(188)	429

	851	684	1,414

Income from continuing operations before income taxes	12,759	17,403	10,080
Income tax expense	4,387	5,671	3,011

Income from continuing operations	8,372	11,732	7,069

Discontinued operations:
Loss from operations of discontinued segments, net of tax benefit of $181	—	—	(308)
(Loss) Gain on disposal of discontinued segments, including provision for operating losses during the phase-out period, net of tax (benefit) expense of ($481), ($130) and $121, respectively	(819)	(220)	206

Loss from discontinued operations	(819)	(220)	(102)

Net income	$7,553	$11,512	$6,967

Basic earnings per common share:
Continuing operations	$.52	$.73	$.44
Discontinued operations	(.05)	(.01)	(.01)

Net income	$.47	$.72	$.43
Weighted average common shares outstanding	16,105	16,003	15,899

Diluted earnings per common share:
Continuing operations	$.52	$.72	$.44
Discontinued operations	(.05)	(.01)	(.01)

Net income	$.47	$.71	$.43
Weighted average common shares and equivalents outstanding	16,229	16,292	16,011

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands of dollars and shares	2003	2002

Assets
Current assets:
Cash and cash equivalents	$3,008	$2,596
Restricted cash	2,516	—
Accounts receivable (less allowance for doubtful receivables of $619 and $703)	40,804	39,882
Income taxes receivable	1,157	2,723
Inventories	37,333	32,011
Prepaid expenses and other current assets	4,669	3,083
Net investment in discontinued operations	—	1,044
Deferred tax assets	3,188	2,990

Total current assets	92,675	84,329

Property, plant and equipment, net	91,028	85,801
Goodwill, net	30,884	30,884
Other assets, net	11,251	8,413

Total assets	$225,838	$209,427

Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$4,951	$9,686
Accounts payable	20,692	19,635
Accrued taxes	364	768
Accrued payroll and other compensation	3,326	4,500
Other accrued liabilities	8,620	6,280

Total current liabilities	37,953	40,869

Long-term debt	21,026	16,228
Deferred tax liabilities	12,512	10,408
Pension and other long-term liabilities	10,999	11,854
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock	—	—
Common stock (par value $.10 per share; authorized 30,000 shares; issued 22,374 and 22,176 shares)	2,237	2,218
Capital in excess of par value	44,687	42,519
Unearned compensation	(912)	—
Retained earnings	163,696	156,143
Accumulated other comprehensive loss	(4,718)	(9,170)

	204,990	191,710
Treasury stock, 6,097 shares of common stock, at cost	(61,642)	(61,642)

Total stockholders’ equity	143,348	130,068

Total liabilities and stockholders’ equity	$225,838	$209,427

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
In thousands	2003	2002	2001

Cash flows from operating activities:
Net income	$7,553	$11,512	$6,967

Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	13,132	11,183	9,874
Amortization	261	346	1,545
Deferred income taxes	3,532	4,801	1,250
Loss (Gain) on disposal of segments	819	350	(849)
Restructuring charges	—	303	1,745
Loss on disposition of property, plant and equipment, net	527	217	88
Stock-based compensation	—	—	145
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	1,256	(3,194)	7,229
Income taxes receivable	1,760	(2,112)	1,679
Inventories	(2,664)	(3,315)	(3,622)
Prepaid expenses and other assets	(4,275)	(451)	(189)
Accounts payable	(16)	611	(3,565)
Accrued taxes	(597)	(164)	(316)
Accrued payroll and other accrued liabilities	1,246	3,279	(6,684)
Other long-term liabilities	4,254	958	802
Contributions to pension plans	(5,754)	(5,875)	—

Total adjustments	13,481	6,937	9,132

Net cash provided by operating activities	21,034	18,449	16,099

Cash flows from investing activities:
Capital expenditures	(15,852)	(14,171)	(11,948)
Proceeds from sale of segments	127	122	14,322
Deposits of restricted cash	(2,516)	—	—
Acquisitions, net	—	(1,058)	(18,661)
Proceeds from sale of operations	—	1,002	1,058

Net cash used for investing activities	(18,241)	(14,105)	(15,229)

Cash flows from financing activities:
Debt proceeds	58,262	93,368	40,743
Debt repayments	(61,138)	(97,273)	(43,928)
Common stock issued	1,275	1,091	1,116

Net cash used for financing activities	(1,601)	(2,814)	(2,069)

Effect of exchange rate changes on cash	(780)	111	(66)

Increase (Decrease) in cash and cash equivalents	412	1,641	(1,265)
Cash and cash equivalents at beginning of year	2,596	955	2,220

Cash and cash equivalents at end of year	$3,008	$2,596	$955

Supplemental Schedule of Cash Flow Information

Cash paid during the year for:
Interest	$1,188	$911	$888
Income taxes	1,063	3,030	1,184
Noncash transactions:
Additional minimum pension liability	$248	$6,259	$1,772
Restricted stock issuances	1,171	—	—
Building purchase	—	1,680	—
Liabilities assumed with acquisitions	—	—	1,340

Net cash provided by operating activities includes changes in certain assets and liabilities, which have been reclassified as “Net investment in discontinued operations” in the Consolidated Balance Sheets.

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands	Common Stock	Capital in Excess of Par Value	Unearned Compen- sation	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock	Total Stock- holders’ Equity

Balance at January 1, 2001	$2,196	$40,335	$—	$137,664	($6,800)	($61,642)	$111,753

Net income				6,967			6,967
Other comprehensive income:
Foreign currency translation adjustments, net of income tax benefits of $83					(155)		(155)
Minimum pension liability adjustment, net of income tax benefits of $656					(1,116)		(1,116)
Change in fair value of derivative instrument, net of income tax benefits of $99					(183)		(183)
Cumulative effect change in accounting principle, net of income taxes of $108					201		201

Comprehensive income							5,714
Stock issued under employee plans	10	961					971
Stock issued to Directors	2	143					145

Balance at December 31, 2001	2,208	41,439	—	144,631	(8,053)	(61,642)	118,583

Net income				11,512			11,512
Other comprehensive income:
Foreign currency translation adjustments, net of income taxes of $1,502					2,790		2,790
Minimum pension liability adjustment, net of income tax benefits of $2,401					(3,858)		(3,858)
Change in fair value of derivative instrument, net of income tax benefits of $26					(49)		(49)

Comprehensive income							10,395
Stock issued under employee plans	10	1,080					1,090

Balance at December 31, 2002	2,218	42,519	—	156,143	(9,170)	(61,642)	130,068

Net income				7,553			7,553
Other comprehensive income:
Foreign currency translation adjustments, net of income taxes of $2,484					4,613		4,613
Minimum pension liability adjustment, net of income tax benefits of $94					(153)		(153)
Change in fair value of derivative instrument, net of income tax benefits of $4					(8)		(8)

Comprehensive income							12,005
Stock issued under employee plans	16	1,798	(1,171)				643
Amortization of unearned compensation			259				259
Stock issued to Directors	3	370					373

Balance at December 31, 2003	$2,237	$44,687	($912)	$163,696	($4,718)	($61,642)	$143,348

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

Cash and cash equivalents – Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less at the date of purchase. The restricted cash balance at the end of 2003 was required related to the leasing arrangement for the new operating facility in St. Nazaire, France. The restriction is expected to be lifted during the first quarter of 2004.

Concentrations of credit risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents in high-quality financial institutions and instruments. Concentrations of credit risk with respect to trade accounts receivable are limited by the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies. Foreign and export sales were 37 percent of the Company’s net sales in 2003, 34 percent in 2002 and 30 percent in 2001. Export sales are concentrated primarily in Europe, Asia, Mexico and Canada and were $33.0 million, $32.2 million and $25.6 million in 2003, 2002 and 2001, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. Sales to the automotive market were approximately 48 percent in 2003, and 47 percent of the Company’s total net sales in both 2002 and 2001. Sales to Ford Motor Company represented approximately 17 percent of Lydall’s total net sales in 2003, 18 percent in 2002 and 15 percent in 2001. Sales to DaimlerChrysler AG were approximately 11 percent, 13 percent and 10 percent of Lydall’s total net sales in 2003, 2002 and 2001, respectively. No other customer accounted for more than 10 percent of total net sales in 2003, 2002 or 2001.

Inventories – Inventories are valued at the lower of cost or market. Approximately 18 percent in 2003 and 27 percent in 2002 of inventories were valued using the last-in, first-out (LIFO) cost method and the balance were valued using the first-in, first-out (FIFO) cost method. If inventories that were valued using the LIFO method had been valued using the FIFO method, overall inventories would have been approximately $.4 million and $.2 million higher as of December 31, 2003 and 2002, respectively.

Pre-production design and development costs – The Company has contractual agreements with certain customers to design and develop molds, dies and tools (tooling). The Company accounts for these pre-production design and development costs pursuant to Emerging Issues Task Force Issue No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements” (EITF 99-5). These costs are capitalized and subsequently recognized, along with the related revenue, upon acceptance of the tooling by the customer. Periodically, the Company may incur costs in excess of the related tooling revenue. Such excess costs are deferred when the Company meets the requirements for deferral under EITF 99-5. The Company also may receive prepayments on tooling being constructed, which are recorded as deferred revenue until the appropriate revenue recognition criteria have been met. The following tooling related assets and liabilities were included in the Consolidated Balance Sheets as of December 31, 2003 and 2002:

	December 31,
In thousands	2003	2002

Inventories	$11,253	$5,112
Prepaid expenses and other current assets	1,051	545
Other assets, net	2,061	2,173

Total tooling related assets	$14,365	$7,830

Other accrued liabilities	$3,712	$1,116

Total tooling related liabilities	$3,712	$1,116

Amounts included in “Prepaid expenses and other current assets” include the short-term portion of receivables due under reimbursement arrangements and amounts included in “Other assets, net” represent the long-term portion of those receivables in addition to customer owned tooling that was not reimbursed. Amounts included in “Other accrued liabilities” represent deferred revenue under tooling arrangements, where customers have made prepayment(s) on tooling purchases.

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

Goodwill and other intangible assets – Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. Goodwill was historically amortized on a straight-line basis over periods not exceeding 25 years. Effective July 1, 2001, the Company adopted certain provisions of Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (FAS 142) which require that goodwill and certain other intangible assets with indefinite lives recorded as a result of business combinations completed after June 30, 2001 not be amortized. Effective January 1, 2002, additional provisions of FAS 142, which require that goodwill recorded from business combinations completed on or before June 30, 2001 and certain other intangible assets deemed to have indefinite lives no longer be amortized, were adopted by the Company. Goodwill and other intangible assets with indefinite lives are subject to annual impairment tests. All other intangible assets are amortized over their estimated useful lives, which range from 3 to 30 years. See Note 6 for additional information regarding goodwill and other intangible assets.

Valuation of long-lived assets – The Company evaluates the recoverability of long-lived assets, or asset groups, whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Should such evaluations indicate that the related future undiscounted cash flows are not sufficient to recover the carrying values of the assets, such carrying values would be reduced to fair value and this adjusted carrying value would become the assets’ new cost basis. Fair value is determined primarily using future anticipated cash flows that are directly associated with and that are expected to arise as a direct result of the use and eventual disposition of the asset, or asset group, discounted using an interest rate commensurate with the risk involved.

Revenue recognition – Lydall recognizes revenue when the earnings process is complete and the risks and rewards of ownership have transferred to the customer, which is generally upon shipment.

Research and development – Research and development costs are charged to expense as incurred and amounted to $7.3 million in 2003, $6.5 million in 2002 and $6.9 million in 2001. Research and development costs were primarily comprised of development personnel salaries, prototype material costs, testing and trials of new products.

Earnings per share – Basic and diluted earnings per common share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings per common share are equal to income from continuing operations and net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are equal to income from continuing operations and net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock options and stock awards, if such effect is dilutive.

Income taxes – The provision for income taxes is based upon income reported in the accompanying financial statements. Deferred income taxes reflect the impact of temporary differences between the amounts of income and expense recognized for financial reporting purposes and such amounts recognized for tax purposes.

Translation of foreign currencies – Assets and liabilities of foreign subsidiaries are translated at exchange rates prevailing on the balance sheet date. Any resulting translation gains or losses are reported in Other Comprehensive Income. Revenues and expenses are translated at average exchange rates prevailing during the period.

Derivative instruments – The Company accounts for derivative instruments under Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (FAS 133). FAS 133 established accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize these instruments as either assets or liabilities on the balance sheet and measure them at fair value.

Stock options – As described in Note 11, the Company has stock option plans under which employees and directors have options to purchase Common Stock. The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans. Accordingly, compensation cost is not recognized in the financial statements on the grant date or over the life of the stock options as the exercise price, set at the time of the grant, is not less than the fair market value per share at the date of grant. Options issued under the stock option plans have a term of ten years and generally vest ratably over a period of four years. Restricted share grants are expensed over the vesting period of the award.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in 2003, 2002 and 2001: zero dividend yield for all years; expected volatility of 47 percent, 54 percent and 52 percent, respectively; risk-free interest rates of 3.8 percent for 2003 and 2002 and 5.1 percent for 2001; and an expected seven year life for 2003 and eight-year life for 2002 and 2001.

The following table illustrates the effect on net income and earnings per share had compensation cost been recognized based on the fair value of the options at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards No. 123 (FAS 123), “Accounting for Stock-Based Compensation” using the Black-Scholes fair value method for option pricing:

	For the years ended December 31,
In thousands except per share data	2003	2002	2001

Net income — as reported	$7,553	$11,512	$6,967
Add: Stock-based employee compensation expense included in net income, net of related tax effects	166	—	—
Less: Total stock-based employee compensation expense under FAS 123, as determined under using the fair value method, net of related tax effects	(1,891)	(1,923)	(1,361)

Net income — pro forma	$5,828	$9,589	$5,606

Basic earnings per common share:
Net income — as reported	$.47	$.72	$.43
Net income — pro forma	.36	.60	.35

Diluted earnings per common share:
Net income — as reported	$.47	$.71	$.43
Net income — pro forma	.36	.59	.35

Recently issued accounting standards – In December 2003, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (FAS 132, as revised). FAS 132, as revised, requires additional disclosures about pension plans and other postretirement benefit plans compared with those required in the original FASB Statement 132. These disclosures require that additional information be provided related to assets, obligations, cash flows and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. FAS 132, as revised, also requires that information be provided regarding the types of plan assets, investment strategy and measurement date(s). Most of the required disclosures under FAS 132, as revised, that are pertinent to the Company were effective for annual periods ending after December 15, 2003 and interim periods beginning after December 15, 2003. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued Statement of Financial Accounting Standards No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities” (FAS 149). FAS 149 amended Statement of Financial Accounting Standards No. 133,

“Accounting for Derivative Instruments and Hedging Activities,” for certain decisions made by the FASB as part of the Derivatives Implementation Group process. FAS 149 was effective for applicable contracts entered into or modified after June 30, 2003 and should be applied prospectively, except for certain provisions specifically referenced within the pronouncement. The adoption of this standard did not have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities (revised December 2003), an interpretation of ARB No. 51.” This interpretation requires variable interest entities to be consolidated by the primary beneficiary if the equity investment at risk is not sufficient to permit an entity to finance its activities without support from other parties or the equity investors lack certain specified characteristics of a controlling financial interest. The Company does not currently have any accounting or disclosure requirements under the provisions of this interpretation.

Reclassification of financial information – Certain prior year components of the financial statements have been reclassified to be consistent with current year presentation.

2. Financial Instruments

The Company did not hold any material investments in financial instruments at December 31, 2003 or 2002. No material gains or losses on investments were realized in 2003, 2002 or 2001. For the purpose of computing realized gains and losses, cost is determined on the specific identification basis.

The Company utilizes letters of credit in the ordinary course of business and to satisfy self-insurance security deposit requirements. Outstanding letters of credit were $2.1 million and $2.4 million as of December 31, 2003 and 2002, respectively. The Company does not expect any material losses to result from these instruments, as performance is not expected to be required.

The carrying amounts and fair values of financial instruments as of December 31, 2003 and 2002 were as follows:

	2003			2002
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value

Financial Liabilities:
Current portion of long-term debt	$4,951	$4,993	$9,686	$9,686
Long-term debt	21,026	21,616	16,228	16,228

The above fair values were computed based on comparable transactions, quoted market prices, discounted future cash flows or an estimate of the amount to be received or paid to terminate or settle the agreement, as applicable. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value as of December 31, 2003 and 2002.

In July 1999, the Company entered into an interest rate swap agreement to convert the base rate component of the interest rate on its term loan to a fixed rate of 3.45 percent. On January 1, 2001, the Company adopted FAS 133. In accordance with the transition provisions, the Company recorded a $.2 million, net of tax, cumulative-effect adjustment to Other Comprehensive Income as of January 1, 2001 representing the fair value of the interest rate swap, which was designated as a cash flow hedge, and recorded the fair value of the swap on the balance sheet. Subsequent changes in the fair value of the swap are reported in Other Comprehensive Income as the scheduled maturity dates are identical to the payment schedule of the borrowings. The fair values of the interest rate swap at December 31, 2003 and 2002 were liabilities of $14 thousand and $46 thousand, respectively.

In January 2003, the Company entered into an interest rate swap agreement to convert the variable base rate on certain borrowings with an initial principal amount of $6.0 million under its domestic credit facility to a fixed rate of 2.2 percent. The swap, with a final maturity on September 15, 2005, has scheduled maturity dates that are identical to the payment schedule of the borrowings. The swap is designated as a cash flow hedge. The fair value of the interest rate swap at December 31, 2003 was a liability of $45 thousand.

The interest rate swaps are not significant to the Company’s consolidated financial position.

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

3. Long-term Debt and Financing Arrangements

The Company amended and restated its $50 million domestic revolving credit facility with a group of five banking institutions on August 29, 2003. The credit agreement continues to have the same maturity date of September 30, 2005 and, other than specific modifications made to certain covenants, was renewed under similar terms and conditions as previously in place under the prior arrangement. The modifications to the restrictive and financial covenants provide the Company with increased flexibility to reacquire its stock under the Stock Repurchase Program and to fund the capital requirements of the new European automotive operation. At December 31, 2003, the Company was in compliance with all financial covenants contained in the loan agreement and there was $6.0 million outstanding under the facility.

In conjunction with the amendment and restatement of its $50 million domestic credit facility on August 29, 2003, the Company obtained a €9.0 million four-year Euro-denominated term loan, which matures in 2007, from the same group of banking institutions. As of December 31, 2003, $11.3 million (€9.0 million) was outstanding under this term loan. The proceeds of this term loan were used to settle amounts outstanding under a €10.2 million line of credit maintained by the Company’s German operating subsidiary. This line of credit was subsequently cancelled and replaced with a €6.0 million credit agreement. This new credit agreement, which has a maturity date of September 30, 2007, was completed under similar terms and conditions to those in place under the prior agreement. The outstanding balance under the €6.0 million credit agreement was $3.2 million (€2.5 million) as of December 31, 2003.

The Company has a Euro-denominated term loan, with an outstanding balance of $2.9 million (€2.3 million). In addition, during 2003 the Company’s German operating subsidiary financed certain real estate assets purchased in 2002 with two term loans in a total amount of $2.4 million (€2.0 million) obtained from a local banking institution.

One of the Company’s French subsidiaries has a line of credit totaling $1.9 million (€1.5 million). This agreement, which has no fixed maturity date, had no amounts outstanding as of December 31, 2003.

Total outstanding debt consists of:

			December 31,
In thousands	Effective Rate	Maturity	2003	2002

Credit Agreement, revolving credit facility	3.19%	2005	$6,000	$13,800
Credit Agreement, 1999 term loan, collateralized by German subsidiary stock	4.45%	2004	2,909	7,284
Credit Agreement, 2003 term loan, collateralized by German subsidiary stock	3.69%	2007	11,320	—
Credit Agreement, Deutsche Bank as Agent, collateralized by certain fixed assets	5.40%	2007	3,155	4,830
Volksbank Meinerzhagen eG, collateralized by certain real estate	5.98%	2007	629	—
Volksbank Meinerzhagen eG, collateralized by certain real estate	5.95%	2013	1,814	—
City of Winston Salem NC, collateralized by certain fixed assets	4.00%	2010	150	—

			25,977	25,914
Less portion due within one year			(4,951)	(9,686)

Total long-term debt			$21,026	$16,228

As of December 31, 2003, total debt maturing in 2004, 2005, 2006, 2007 and 2008 was $4.9 million, $10.0 million, $4.0 million, $5.9 million and $.2 million, respectively. There was $1.0 million of debt outstanding that matures after 2008.

The weighted average interest rate on long-term debt, including the effect of interest rate swaps, was 3.9 percent for the year ended December 31, 2003 compared with 3.7 percent for 2002.

In conjunction with the plan to construct a new facility in St. Nazaire, France to manufacture engineered thermal/acoustical solutions for automotive applications, a wholly owned subsidiary of the Company entered into a financing agreement on December 18, 2003 that will provide a long term capital lease upon the facility’s completion in early 2004. The agreement, completed with the leasing subsidiaries of two French banks, calls for the Company to lease the facility for twelve years, and provides an option to purchase the facility at the end of the lease for a nominal amount. The cost to construct the facility is being funded by the leasing subsidiaries of the banks. The estimated present value of the capital lease obligation of the Company was $6.3 million (€5.0 million) as of December 31, 2003, and lease payments are expected to begin in the second quarter of 2004. In connection with this financing, the Company is required to pay interest, EONIA (Euro Overnight Index Average) plus one percentage point, on the amounts disbursed by the banks toward the construction of the facility in advance of the capital lease becoming effective. Additionally, the Company was required to hold cash in the amount of $2.5 million related to this agreement as of December 31, 2003. It is expected that such restricted cash will be released to the Company in the first quarter of 2004 upon the formalization of certain assurances by Lydall, Inc.

4. Property, Plant and Equipment

		December 31,
In thousands	Estimated Useful Lives	2003	2002

Land	—	$1,878	$1,782
Buildings and improvements	10-35 years	35,655	30,514
Machinery and equipment	5-25 years	99,353	92,467
Office equipment	2-8 years	30,364	28,227
Vehicles	3-6 years	529	557

		167,779	153,547
Accumulated depreciation		(84,242)	(72,568)

		83,537	80,979
Assets in progress		7,491	4,822

Total property, plant and equipment		$91,028	$85,801

For the years ended December 31, 2003 and 2001, the Company capitalized $.2 million of interest. The Company capitalized $.3 million of interest in 2002.

Depreciation expense was $13.1 million in 2003, $11.2 million in 2002, and $9.9 million in 2001.

5. Inventories

Inventories as of December 31, 2003 and 2002 were as follows:

	December 31,
In thousands	2003	2002

Raw materials	$10,067	$9,932
Work in process	16,103	11,021
Finished goods	11,163	11,058

Total inventories	$37,333	$32,011

Raw materials, work in process and finished goods inventories were net of valuation reserves of $1.4 million and $.8 million as of December 31, 2003 and 2002, respectively.

6. Goodwill and Intangible Assets

Effective January 1, 2002, the Company discontinued the amortization of goodwill in accordance with FAS 142. The following table presents reported results adjusted to exclude amounts no longer amortized:

	For the years ended December 31,
In thousands except per share data	2003	2002	2001

Net income — as reported	$7,553	$11,512	$6,967
Goodwill amortization	—	—	1,252
Tax effect of deductible goodwill	—	—	(416)

Net income — pro forma	$7,553	$11,512	$7,803

Basic earnings per share:
Net income — as reported	$0.47	$0.72	$0.43
Goodwill amortization, net of tax	—	—	0.06

Net income — pro forma	$0.47	$0.72	$0.49

Diluted earnings per share:
Net income — as reported	$0.47	$0.71	$0.43
Goodwill amortization, net of tax	—	—	0.05

Net income — pro forma	$0.47	$0.71	$0.48

Goodwill was approximately $30.9 million as of December 31, 2003 and 2002, net of accumulated amortization of $7.1 million for both years. As of December 31, 2003 and 2002, $26.2 million of goodwill was allocated to the Thermal/Acoustical Segment. Goodwill of $4.7 million was allocated to the Filtration/Separation Segment at both December 31, 2003 and 2002. There were no impairments or dispositions of goodwill recorded during 2003 or 2002. Additional goodwill of approximately $1.1 million was recorded in the Thermal/Acoustical Segment during 2002 related to the Affinity Industries Inc. acquisition.

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other assets, net” in the Consolidated Balance Sheets as of December 31, 2003 and 2002:

	December 31, 2003		December 31, 2002

In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Amortized intangible assets:
Customer lists	$180	($133)	$1,995	($1,888)
License agreements	377	(122)	377	(91)
Patents	649	(264)	608	(213)
Non-compete agreements	145	(64)	245	(135)
Other	31	(5)	329	(325)

Total amortized intangible assets	$1,382	($588)	$3,554	($2,652)

Unamortized intangible assets:
Trademarks	$450		$450

Amortization of intangible assets for the year ended December 31, 2003 and 2002 was $.2 million for both years. The following table presents estimated amortization expense for intangible assets for each of the next five years:

In thousands	2004	2005	2006	2007	2008

Estimated amortization expense	$200	$150	$100	$100	$100

7. Restructuring

As part of a strategic evaluation initiated in the fourth quarter of 2003, the Company decided to implement a plan to respond to the automotive market demands for increasingly faster, technologically advanced, cost-effective solutions. As a result of this decision, the Company determined that it would consolidate the operations of the Columbus, Ohio plant into other Lydall facilities. The consolidation of the automotive manufacturing operations supports long-term growth strategies for this business and positions the Company to more efficiently respond to current and projected market demands. In line with announced corporate organizational structure changes, the consolidation of the automotive business is expected to improve flexibility, lower costs and leverage overall capacity of existing facilities more effectively. The Company plans to initiate the process of transferring equipment and product lines by the end of the first quarter of 2004 and expects to complete these restructuring activities by the end of 2004. As a result of this plan, the Company recorded a pre-tax charge to cost of sales of approximately $.3 million for the acceleration of depreciation on certain assets during December 2003. Additionally, during December 2003 the Company recorded an after-tax charge of approximately $.5 million related to the write-off of deferred tax assets that are not expected to be realized as a result of the restructuring. The expected remaining pre-tax charges of approximately $4.6 million are comprised of severance and related costs of approximately $1.1 million, accelerated depreciation of approximately $2.1 million and facility exit and move costs of approximately $1.4 million. Approximately 90 percent of all restructuring costs are expected to be recorded in cost of sales and 10 percent are expected to be recorded in selling, product development and administrative expenses. Approximately 85 percent of restructuring costs are expected to be recorded in the Thermal/Acoustical Segment and 15 percent are expected to be recorded as Corporate Office expenses, which for segment reporting purposes are included under Reconciling Items. The remaining pre-tax charges described above are expected to be recorded or accrued throughout 2004, in accordance with the provisions of FASB Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

8. Acquisitions and Dispositions

Acquisitions

On October 19, 2001, the Company acquired for cash certain assets and assumed certain liabilities of Affinity Industries Inc. During 2002, additional goodwill of approximately $1.1 million was recorded related to this acquisition as certain contingencies contained in the agreement were resolved and final payment occurred.

Dispositions

In February 2001, the Company’s Board of Directors adopted a plan to discontinue the operations of the Paperboard Segment, consisting principally of the Southern Products and Lydall & Foulds operations. Accordingly, the operating results of this discontinued Segment were segregated from continuing operations and reported as discontinued operations for 2001.

During 2001, the disposition of the Paperboard Segment resulted in a gain, net of tax, of $.3 million, or $.02 per diluted share. The sale of the Southern Products operation resulted in a gain, net of tax, of $3.6 million, or $.23 per diluted share. The closing of the Lydall & Foulds operation resulted in a loss, net of tax, of $3.3 million, or $.21 per diluted share, representing operating losses incurred from the measurement date, an estimate of other exit costs to be incurred during the phase-out period and an adjustment to the net realizable value for certain assets.

In the fourth quarter of 2002, the Company recorded a pre-tax charge of approximately $.4 million, or $.01 per diluted share for additional costs incurred during the phase-out period. At December 31, 2002, Paperboard Segment net assets to be disposed of, consisting primarily of property, plant and equipment of the Lydall & Foulds operation, with a total net realizable value of approximately $1.0 million, were classified in the Consolidated Balance Sheet as “Net investment in discontinued operations.”

During the third quarter of 2003, the Company recorded a pre-tax charge of $1.3 million, or $.05 per diluted share for additional shutdown costs and the write-off of the remaining book value of assets of the previously discontinued Paperboard Segment.

9. Assets Held for Sale

In November 2000, the Company’s Board of Directors formalized a plan to dispose of the fiberboard operation. During 2001, the Company sold certain assets related to this operation and announced that the operation would close on June 1, 2001. As a result, the Company recorded a pre-tax charge of $3.4 million, or $.13 per diluted share for estimated closing costs, severance benefits and the impairment of remaining assets. During 2002, the Company paid all remaining liabilities previously accrued, sold certain assets and recorded an additional final non-cash charge of approximately $.3 million to write-off the remaining assets that could not be sold. For the year ended December 31, 2001 sales and loss from operations related to the fiberboard operation were $1.6 million and $.1 million, respectively.

10. Capital Stock

Preferred stock – The Company has authorized Serial Preferred Stock with a par value of $1.00. None of the 500,000 authorized shares have been issued.

Common stock – As of December 31, 2003, approximately 1,510 Lydall stockholders of record held 16,276,931 shares of Common Stock.

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

Earnings per share – The following table provides a reconciliation of income and shares used to determine basic and diluted earnings per share:

	For the Year Ended 2003			For the Year Ended 2002			For the Year Ended 2001
In thousands except per share data	Income From Continuing Operations	Average Shares	Per Share Amount	Income from Continuing Operations	Average Shares	Per Share Amount	Income from Continuing Operations	Average Shares	Per Share Amount

Basic earnings per share	$8,372	16,105	$ .52	$11,732	16,003	$ .73	$7,069	15,899	$ .44
Effect of dilutive stock options	—	124	—	—	289	(.01)	—	112	—

Diluted earnings per share	$8,372	16,229	$ .52	$11,732	16,292	$ .72	$7,069	16,011	$ .44

	For the Year Ended 2003			For the Year Ended 2002			For the Year Ended 2001
In thousands except per share data	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount

Basic earnings per share	$7,553	16,105	$ .47	$11,512	16,003	$ .72	$6,967	15,899	$ .43
Effect of dilutive stock options	—	124	—	—	289	(.01)	—	112	—

Diluted earnings per share	$7,553	16,229	$ .47	$11,512	16,292	$ .71	$6,967	16,011	$ .43

Options to purchase approximately 529,000, 457,000 and 609,000 shares of Common Stock were excluded from the 2003, 2002, and 2001 computations of diluted earnings per share, respectively, because the exercise price was greater than the average market price of the Common Stock.

11. Stock Option Plans

As of December 31, 2003, the Company had two stock option plans – the 1992 Stock Incentive Compensation Plan (1992 Plan) and the 2003 Stock Incentive Compensation Plan (2003 Plan), collectively, the “Plans” – under which employees and directors had options to purchase Common Stock. The 1992 Plan expired on May 13, 2002; therefore, no further options can be granted under this plan. However, the 1992 Plan shall continue to govern all outstanding awards under that plan until the awards themselves are exercised or terminate in accordance with their terms. Under these Plans options were/are granted at fair market value on the grant date and expire ten years after the grant date. In most cases, options vest at a rate of 25 percent per year starting with the first anniversary of the award. The Plans provide for automatic acceleration of vesting in the event of a change in control of the Company.

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its Plans. Accordingly, compensation cost is not recognized in the financial statements on the grant date or over the life of the stock options as the exercise price, set at the time of the grant, is not less than the fair market value per share at the date of grant. The effect on net income and earnings per share had compensation cost been recognized based on the fair value of the options at the grant dates for awards under those plans and the assumptions affecting the determination of fair value, consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” using the Black-Scholes fair value method for option pricing are detailed in Note 1 under “Stock options.”

The following is a summary of the status of the Company’s Plans as of December 31, 2003, 2002 and 2001 and changes during the years then ended:

In thousands except per share data	2003		2002		2001

Fixed Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares

Outstanding at beginning of year	1,882	$12.21	2,016	$12.28	1,641
Granted	284	11.11	92	15.26	562
Exercised	(75)	10.26	(97)	9.76	(103)
Forfeited/Cancelled	(551)	11.61	(129)	17.40	(84)

Outstanding at end of year	1,540	$12.31	1,882	$12.21	2,016

Options exercisable at year-end	1,030		1,111		1,004
Shares reserved for grants	1,151		—		200

Weighted-average fair value per option granted during the year	$6.05		$9.60		$6.19

For 2001, the weighted-average exercise price for options outstanding at the beginning and end of the year was $12.95 and $12.28, respectively. Options with weighted-average exercise prices of $9.84, $8.86 and $13.20 were granted, exercised and forfeited in 2001, respectively.

The following table summarizes information about stock options outstanding at December 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable (in thousands)	Weighted- Average Exercise Price

$ 6.50 — $10.08	804	6.4	$9.26	528	$9.12
10.38 — 11.75	338	7.4	11.21	152	10.94
13.13 — 19.81	269	3.5	16.99	221	17.37
22.63 — 26.00	129	1.7	24.46	129	24.46

$ 6.50 — $26.00	1,540	5.7	$12.31	1,030	$13.08

The Company granted 104,400 shares of restricted stock awards during 2003. The weighted average fair value per share of restricted stock granted in 2003 was $11.22. There were no restricted stock awards granted in 2002 or 2001.

12. Employer Sponsored Benefit Plans

As of December 31, 2003, the Company maintains three defined benefit pension plans that cover the majority of domestic Lydall employees. The pension plans are noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes.

The Company uses a December 31st measurement date for all of its pension plans.

	December 31,
In thousands	2003	2002

Change in benefit obligation:
Net benefit obligation at beginning of year	$28,908	$24,909
Service cost	1,382	1,167
Interest cost	2,015	1,887
Actuarial loss	2,502	2,567
Gross benefits paid	(1,166)	(1,622)

Net benefit obligation at end of year	$33,641	$28,908

	December 31,
In thousands	2003	2002

Change in plan assets:
Fair value of plan assets at beginning of year	$18,959	$17,324
Actual return on plan assets	3,074	(2,618)
Contributions	5,754	5,875
Gross benefits paid	(1,166)	(1,622)

Fair value of plan assets at end of year	$26,621	$18,959

Funded status at end of year	($ 7,020)	($9,949)
Unrecognized net actuarial loss	11,740	11,315
Unrecognized prior service cost	111	112
Unrecognized net transition asset	—	(17)

Net amount recognized	$ 4,831	$1,461

Amounts recognized in the consolidated balance sheets consist of:
Additional minimum liability	($ 4,099)	($7,238)
Intangible assets	199	216
Accumulated other comprehensive income	8,731	8,483

Net amount recognized	$ 4,831	$1,461

The accumulated benefit obligation for all defined benefit plans was $30.7 million and $26.2 million as of December 31, 2003 and 2002, respectively.

During 2003 and 2002 the Company contributed $5.8 million and $5.9 million, respectively, to its defined benefit pension plans.

The increase in the minimum pension liability (net of tax) included in comprehensive income was $.2 million and $3.9 million for the years ended December 31, 2003 and 2002, respectively.

Aggregated information for pension plans with an accumulated benefit obligation in excess of plan assets is provided in the table below:

	December 31,
	2003	2002

Projected benefit obligation	$33,641	$28,908
Accumulated benefit obligation	$30,720	$26,197
Fair value of plan assets	$26,621	$18,959

Components of net periodic benefit cost:

	For the years ended December 31,
In thousands	2003	2002	2001

Service cost	$1,382	$1,167	$1,093
Interest cost	2,015	1,887	1,780
Expected return on plan assets	(1,679)	(1,649)	(1,837)
Amortization of:
Transition asset	(17)	(100)	(100)
Prior service cost	1	2	3
Unrecognized actuarial loss	682	227	10
Curtailment charges	—	—	139

Total net periodic benefit cost	$2,384	$1,534	$1,088

The major assumptions used in determining the benefit obligation and net cost for pension plans are presented in the following table:

	Benefit Obligation		Net Cost
For the years ended December 31,	2003	2002	2003	2002	2001

Discount rate	6.25%	6.75%	6.75%	7.25%	7.50%
Salary scale	3.5% - 4.0%	3.5% - 4.5%	3.5% - 4.5%	3.5% - 4.5%	5.00%
Expected return on plan assets	—	—	8.75%	9.25%	9.25%

In determining the expected return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of marketable debt and equity securities and economic and other indicators of future performance.

Investment management objectives include maintaining an adequate level of diversification to balance market risk and to provide sufficient liquidity for near-term payments of benefits accrued under the plan and to pay the expenses of administration.

The following table presents the target allocation of pension plan assets for 2004 and the actual allocation of plan assets as of December 31, 2003 and 2002 by major asset category:

	Target Allocation	Actual Allocation of Plan Assets December 31,
Asset Category	2004	2003	2002

Equity securities	40% - 75%	64%	50%
Debt securities	20% - 60%	31%	33%
Cash and cash equivalents	0% - 5%	5%	17%

The actual asset allocation for 2002 in comparison to the target allocation differed due to the timing of a significant contribution made in December 2002, which was subsequently invested in accordance with the investment policy.

Estimated Future Contributions and Benefit Payments

The Company expects to contribute approximately $1.7 million in cash to its defined benefit pension plans in 2004.

Estimated future benefit payments for the next 10 years are as follows:

In thousands	2004	2005	2006	2007	2008	2009-2013

Benefit payments	$1,109	$1,146	$1,233	$1,276	$1,483	$9,554

The Company also sponsors an Employee Stock Purchase Plan and 401(k) Plan. Employer contributions to these plans amounted to $1.4 million in 2003, $1.3 million in 2002 and $1.0 million in 2001.

13. Postemployment, Postretirement and Deferred Compensation

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

The Company has a deferred compensation plan, which was frozen as of December 31, 1996, that provides certain of the Company’s outside directors with compensation upon their retirement from service with the Board. In addition, the Company provides a Supplemental Executive Retirement Plan (SERP) that provides supplemental income payments after retirement to certain senior executives. The total expense related to the SERP plan was approximately $.2 million in 2003, 2002 and 2001.

14. Segment Information

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

Lydall evaluates performance and allocates resources based on net sales and operating income. Net sales by segment reported below include intercompany transactions. Operating income is calculated using specific cost identification for most items, with certain allocations of overhead, based on sales volume.

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

Other Products and Services

The largest component of Other Products and Services is Lydall’s transport, distribution and warehousing business. This business specializes in time-sensitive shipments and has an in-depth understanding of the special nature and requirements of the paper and printing industries. Other Products and Services also include electrical insulation and assorted specialty products.

The table below presents net sales and operating income by segment as used by the Chief Executive Officer of the Company for the years ended December 31, 2003, 2002 and 2001 and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income for the years ended December 31, 2003, 2002 and 2001.

In thousands for the years ended	Thermal/ Acoustical	Filtration/ Separation	Other Products and Services	Total Segments	Reconciling Items	Consolidated Totals

December 31, 2003
Net sales	$168,444	$74,851	$29,817	$273,112	($1,727)	$271,385
Operating income	19,547	8,675	2,033	30,255	(16,645)	13,610

December 31, 2002
Net sales	$150,440	$72,776	$32,175	$255,391	($1,869)	$253,522
Operating income	20,449	10,597	2,187	33,233	(15,146)	18,087

December 31, 2001
Net sales	$125,741	$66,638	$33,260	$225,639	($2,080)	$223,559
Operating income (loss)	18,427	7,256	(431)	25,252	(13,758)	11,494

Asset information by reportable segment is not reported since the Chief Executive Officer does not use such information internally.

Net sales and long-lived asset information by geographic area as of and for the years ended December 31, 2003, 2002 and 2001 are as follows:

	Net Sales				Long-Lived Assets
In thousands	2003	2002	2001	2003	2002	2001

United States	$203,747	$200,556	$182,850	$100,720	$101,597	$98,612
France	21,302	17,625	15,342	13,676	8,714	6,770
Germany	46,336	35,341	25,367	18,767	14,787	10,195

Total	$271,385	$253,522	$223,559	$133,163	$125,098	$115,577

Foreign sales are based on the country in which the sales originated (i.e., where the legal entity is domiciled).

For 2003, 2002 and 2001, Lydall had two significant customers, which individually comprise greater than 10 percent of consolidated net sales, Ford Motor Company and DaimlerChrysler AG. Sales to Ford Motor Company in 2003, 2002 and 2001 were $45.1 million, $45.3 million and $34.3 million, respectively. Sales to DaimlerChrysler AG in 2003, 2002 and 2001 were $29.1 million, $32.9 million and $22.7 million, respectively. These sales were reported in the Thermal/Acoustical Segment.

15. Income Taxes

The provision for income taxes from continuing operations consists of the following:

	For the years ended December 31,
In thousands	2003	2002	2001

Current:
Federal	$1,296	$—	$548
State	434	246	519
Foreign	283	201	388

Total current	2,013	447	1,455

Deferred:
Federal	13,820	5,002	2,003
State	1,112	229	(327)
Foreign	(12,558)	(7)	(120)

Total deferred	2,374	5,224	1,556

Provision for income taxes	$4,387	$5,671	$3,011

The following is a reconciliation of the difference between the actual provision for income taxes from continuing operations and the provision computed by applying the federal statutory tax rate on earnings:

	For the years ended December 31,
In thousands	2003	2002	2001

Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax deduction	1.4	0.7	0.9
Exempt export and foreign income	(2.2)	(3.3)	(6.0)
Net benefit of recognition of foreign deferred tax assets	(6.2)	—	—
Valuation allowance for domestic net operating losses and tax credits	6.4	—	—
Other and tax exempt income	1.0	1.2	1.0

Effective income tax rate	34.4%	32.6%	29.9%

During 2003, the Company reversed a valuation allowance against foreign deferred tax assets as management expects that the assets, primarily net operating losses, will more likely than not be recognized. Upon recognition of the deferred tax assets in the foreign jurisdiction, the Company was required to record a domestic deferred tax liability to offset those same foreign assets as the foreign operation is treated as a disregarded entity for U.S. tax purposes. The benefit, calculated as the difference in the effective rate in the foreign jurisdiction and the effective rate in the U.S., has been reported as a net benefit at the end of 2003.

Management has provided a valuation allowance at the end of 2003 for certain state net operating loss carryforwards and tax credits primarily associated with the Columbus, Ohio plant. The benefits associated with the net operating losses and credits may not be fully utilized prior to the consolidation of the Columbus operation into other facilities. Additionally, there are other domestic state net operating loss carryforwards and tax credits that management has determined may not be utilized before their expiration. These valuation allowances have been included as a component of 2003 tax expense.

The Internal Revenue Service completed its examination of the Company’s 1999, 1998, and 1997 federal income tax returns during 2003, 2002, and 2001, respectively. The 2002 and 2001 effective tax rates include benefits from the settlements of these examinations; there was no impact on the 2003 effective rate. Excluding these settlements, the effective tax rates on income from continuing operations for 2002 and 2001 were 35.0 percent and 35.5 percent, respectively. The Company is not currently under examination by the IRS.

The following schedule presents net current and net long-term deferred tax assets and liabilities by tax jurisdiction as of December 31, 2003 and 2002:

	2003		2002

	Deferred Tax Assets/(Liabilities)		Deferred Tax Assets/(Liabilities)

In thousands	Current	Long-term	Current	Long-term

Federal	$1,230	($20,492)	$2,338	($8,189)
State	332	(1,640)	573	(828)
Foreign	1,626	9,620	79	(1,391)

Totals	$3,188	($12,512)	$2,990	($10,408)

	December 31,
In thousands	2003	2002

Deferred tax assets:
Accounts receivable	$213	$326
Discontinued operations	731	546
Imputed interest expense	5,568	—
Inventories	884	963
Net operating loss carryforwards	9,423	10,998
Other accrued liabilities	1,080	1,156
Pension	2,720	4,803
Tax credits	835	831
Other, net	923	400

Total deferred tax assets	22,377	20,023

Deferred tax liabilities:
Domestic liability of foreign assets	11,703	—
Intangible assets	2,932	2,282
Property, plant and equipment	16,245	17,833

Total deferred tax liabilities	30,880	20,115
Valuation allowance	821	7,326

Net deferred tax liabilities	$9,324	$7,418

In connection with the filing of the German subsidiary’s prior years’ tax returns in 2003, such subsidiary’s December 31, 2002 deferred tax assets, liabilities and valuation allowance were adjusted. This adjustment, recorded in 2003, was to increase deferred tax assets by approximately $4.0 million, primarily related to the subsidiary’s 2000 net operating loss carryforward. Such increase was entirely offset by a valuation allowance of the same amount. The ultimate reversal of the subsidiary’s valuation allowance resulted in the requirement to record a domestic deferred tax liability, as discussed above.

For the years ended December 31, 2003, 2002 and 2001, income from continuing operations before income taxes was derived from the following sources:

	For the years ended December 31,
In thousands	2003	2002	2001

United States	$9,395	$13,713	$7,404
Foreign	3,364	3,690	2,676

Total income from continuing operations before income taxes	$12,759	$17,403	$10,080

At December 31, 2003, the Company has approximately $1.7 million and $5.8 million of federal regular and alternative minimum tax net operating loss carryforwards, respectively, approximately $20.5 million of foreign net operating loss carryforwards and approximately $11.7 million of state net operating loss carryforwards. The federal net operating loss carryforwards expire in 2020 and the state net operating loss carryforwards expire between 2014 and 2020. The majority of the foreign net operating loss carryforwards have no expiration. The Company has provided a valuation reserve against $4.2 million of state net operating losses relating to the consolidation of the Columbus, Ohio plant.

In addition, the Company has $.2 million and $1.0 million of federal and state tax credit carryforwards, respectively. The Company provided a valuation reserve against $.6 million of state income tax credits of which $.3 million related to the consolidation of the Columbus, Ohio plant.

16. Commitments and Contingencies

Leases

The Company has operating leases that resulted in an expense of $4.5 million in 2003, $3.8 million in 2002 and $2.9 million in 2001. These contracts include building, office equipment, vehicle and machinery leases, which require payment of property taxes, insurance, repairs and other operating costs.

In December 2003, the Company entered into an agreement to lease the land and building of the St. Nazaire operating facility in France. Capital lease payments are expected to begin in the second quarter of 2004. The facility is currently being constructed and the Company made certain payments during 2003 related to the building, which were recorded in “Other assets, net” as of December 31, 2003. Such payments were reimbursed to the Company in 2004. As of December 31, 2003, the estimated annual future lease payments under this capital lease are $.5 million for 2004, $.7 million for 2005 through 2008 and $5.0 million thereafter. Total imputed interest included in the estimated capital lease payments is approximately $2.0 million.

Approximate future minimum lease payments under noncancelable operating leases are:

	Payments Due by Period
In thousands	2004	2005	2006	2007	2008	Thereafter	Total

Operating lease payments	$3,967	$3,436	$2,622	$1,991	$1,465	$2,540	$16,021

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

17. Comprehensive Income (Loss)

The following table discloses the balance by classification within accumulated other comprehensive loss:

In thousands	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Instrument	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive (Loss) Income

Balance at January 1, 2001	($6,515)	$ —	($ 285)	($6,800)
Change year-to-date	(155)	18	(1,116)	(1,253)

Balance at December 31, 2001	(6,670)	18	(1,401)	(8,053)
Change year-to-date	2,790	(49)	(3,858)	(1,117)

Balance at December 31, 2002	(3,880)	(31)	(5,259)	(9,170)
Change year-to-date	4,613	(8)	(153)	4,452

Balance at December 31, 2003	$ 733	($ 39)	($5,412)	($4,718)

18. Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial results for 2003 and 2002. In management’s opinion, all adjustments necessary to present fairly the information for such quarters have been reflected.

	1st Quarter			2nd Quarter		3rd Quarter		4th Quarter
In thousands except per share data	2003	2002	2003	2002	2003	2002	2003	2002

Net sales	$70,367	$59,685	$74,082	$66,259	$63,825	$62,721	$63,111	$64,857
Gross margin	17,187	16,374	19,327	18,463	14,935	16,216	12,694	14,183
Income from continuing operations	2,114	3,099	4,130	3,774	1,903	3,266	225	1,593
Loss from discontinued operations	—	—	—	—	(819)	—	—	(220)
Net income	$2,114	$3,099	$4,130	$3,774	$1,084	$3,266	$225	$1,373

Basic earnings per share:
Continuing operations	$.13	$.19	$.26	$.24	$.12	$.20	$.01	$.10
Discontinued operations	—	—	—	—	(.05)	—	—	(.01)
Net income	$.13	$.19	$.26	$.24	$.07	$.20	$.01	$.09

Diluted earnings per share:
Continuing operations	$.13	$.19	$.26	$.23	$.12	$.20	$.01	$.10
Discontinued operations	—	—	—	—	(.05)	—	—	(.01)
Net income	$.13	$.19	$.26	$.23	$.07	$.20	$.01	$.09

Schedule II

LYDALL, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

		Additions
In thousands	Balance at January 1,	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at December 31,

2003
Allowance for doubtful receivables	$703	$211	$53[2]	($348)[1]	$619
Inventory valuation reserves	808	860	36[2]	(329)[3]	1,375
Reserve for future tax benefits	7,326	4,862	—	(11,367)[5]	821

2002
Allowance for doubtful receivables	$859	$80	$64[2]	($300)[1]	$703
Inventory valuation reserves	582	409	20[2]	(203)[3]	808
Reserve for future tax benefits	7,228	—	1,285[2]	(1,187)[4]	7,326

2001
Allowance for doubtful receivables	$644	$345	$—	($130)[1,2]	$859
Inventory valuation reserves	293	878	—	(589)[3]	582
Reserve for future tax benefits	13,882	—	—	(6,654)[4,6]	7,228

[1]	Uncollected receivables written off.
[2]	Record foreign currency translation adjustments.
[3]	Write-off of obsolete inventory in 2003, 2002 and 2001 and adjustments to valuation reserves in 2003.
[4]	Reduction to income tax expense of $1.2 million and $.7 million for 2002 and 2001, respectively.
[5]	The Company reversed a valuation allowance of $7.3 million against foreign deferred tax assets as management expects that the assets, primarily net operating losses, will more likely than not be recognized. Upon recognition of the deferred tax assets in the foreign jurisdiction, the Company was required to record a domestic deferred tax liability to offset those same foreign assets as the Company treats the foreign operation as a disregarded entity for U.S. tax purposes. The benefit, calculated as the difference in the effective rate in the foreign jurisdiction and the effective rate in the U.S., has been reported as a net benefit at the end of the tax year. In connection with the filing of the German subsidiary’s prior years’ tax returns in 2003, such subsidiary’s December 31, 2002 deferred tax assets, liabilities and valuation allowance were adjusted. This adjustment, recorded in 2003, was to increase deferred tax assets by approximately $4.0 million, primarily related to the subsidiary’s 2000 net operating loss carryforward. Such increase was entirely offset by a valuation allowance of the same amount. The ultimate reversal of the subsidiary’s valuation allowance resulted in the requirement to record a domestic deferred tax liability, as discussed above.
[6]	Reduction to deferred tax assets related to rate reduction and other adjustments.

S-1

LYDALL OFFICERS, DIRECTORS

AND

STOCKHOLDER INFORMATION

Officers

David Freeman

President and Chief Executive Officer

Christopher R. Skomorowski

Executive Vice President and Chief Operating Officer

Thomas P. Smith

Vice President – Controller

and Interim Chief Financial Officer

Mona G. Estey

Vice President – Human Resources

Mary A. Tremblay

Vice President, General Counsel and Secretary

Subsidiary Officers

Bill W. Franks, Jr.

President

Lydall Transport

Lisa Krallis-Nixon

Vice President, General Manager,

Charter Medical

James M. Posa

Vice President, General Manager,

Lydall Filtration/Separation

Bertrand Ploquin

Managing Director – Lydall

Gerhardi and President, Lydall

Thermique/Acoustique

John F. Tattersall

Vice President, General Manager,

Lydall Industrial Thermal Solutions

Board of Directors

Roger M. Widmann [2]

Chairman of the Board

Lydall, Inc.

Senior Advisor

Tanner & Co., Inc.

Kathleen Burdett [3]

Former Vice President and Chief Financial Officer

Dexter Corporation

Samuel P. Cooley [1,3]

Retired Executive Vice President

and Senior Credit Approval Officer

FleetBoston Financial

W. Leslie Duffy, Esq. [1,2]

Partner

Cahill Gordon & Reindel, LLP

Matthew T. Farrell [3]

Executive Vice President and Chief Financial Officer

Alpharma Inc.

David Freeman

President and Chief Executive Officer

Lydall, Inc.

Suzanne Hammett [2,3]

Former Executive Vice President for

J.P. Morgan Chase & Co.

Christopher R. Skomorowski

Executive Vice President and Chief Operating Officer

Lydall, Inc.

S. Carl Soderstrom, Jr. [1,3]

Senior Vice President and Chief Financial Officer

ArvinMeritor, Inc.

Elliott F. Whitely [1]

Retired Division President

Lydall Technical Papers

[1] Corporate Governance Committee

[2] Compensation and Stock Option Committee

[3] Audit Review Committee

Annual Meeting

Lydall’s annual meeting will be held on Thursday, April 22, 2004 at 11:00 a.m. in The Autorino Great Hall at The Bushnell Center for the Performing Arts,

166 Capitol Avenue, Hartford, Connecticut.

Stockholders who are unable to attend the meeting are invited to mail any questions they might have about the Company to any of Lydall’s Officers. Questions may also be directed to the Audit Review Committee, in care of Lydall, Inc.

Transfer Agent

American Stock Transfer & Trust Company

New York, New York

Auditors

PricewaterhouseCoopers LLP

Hartford, Connecticut

Stockholder Information

Lydall Common Stock is traded on the New York Stock Exchange under the symbol LDL. During 2003 and 2002, 6,413,600 and 5,346,200 shares, respectively, were traded. The closing price on December 31, 2003 was $10.19.

As of February 26, 2004, the record date of Lydall’s 2004 Annual Meeting, 1,586 Stockholders of Record held 16,226,443 shares of Common Stock.

Any stockholder correspondence regarding change of address or other recordkeeping matters may be addressed to:

Isaac Kagan

American Stock Transfer & Trust Company

59 Maiden Lane

New York, New York 10038

Telephone: 800-937-5449

All other stockholder correspondence — questions about the Company and requests for Lydall’s Annual Report and Form 10-K — may be directed to:

Investor Relations Department

Lydall, Inc.

P.O. Box 151

Manchester, Connecticut 06045-0151

www.lydall.com

investor@lydall.com

Toll-free Investor Information Service

877-LDL-NYSE (535-6973)

Lydall hires and promotes qualified employees in accordance with the law without regard to race, color, religion, creed, marital status, sexual orientation, gender (including pregnancy), national origin or place of birth, ancestry, age, genetic predisposition, genetic carrier disposition and disabilities, except where, in management’s view, a disability interferes with job performance or cannot be reasonably accommodated.