Form 10-Q
period 2004-03-31
LYDALL INC /DE/
filed 2004-05-07
CIK 60977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).     Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $.10 par value per share.

Total Shares outstanding April 20, 2004	16,242,236

LYDALL, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

LYDALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,577	$3,008
Restricted cash	—	2,516
Accounts receivable, net	52,220	40,804
Income taxes receivable	1,277	1,157
Inventories:
Raw materials	10,957	10,212
Work in process	17,093	16,237
Finished goods	11,441	11,278

Total inventories	39,491	37,727
Prepaid expenses and other current assets	4,984	4,669
Deferred tax assets	3,143	3,188

Total current assets	106,692	93,069
Property, plant and equipment, at cost	179,566	175,270
Accumulated depreciation	(87,017)	(84,242)

	92,549	91,028
Other assets, net	45,435	42,135

Total assets	$244,676	$226,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,351	$4,951
Accounts payable	24,494	20,692
Accrued taxes	1,539	364
Accrued payroll and other compensation	4,734	3,326
Other accrued liabilities	9,774	8,620

Total current liabilities	44,892	37,953
Long-term debt	25,480	21,026
Deferred tax liabilities	13,080	12,658
Pension and other long-term liabilities	18,042	10,999

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	2,244	2,237
Capital in excess of par value	45,302	44,687
Unearned compensation	(781)	(912)
Retained earnings	164,882	163,944
Accumulated other comprehensive loss	(5,802)	(4,718)

	205,845	205,238
Treasury stock, at cost	(62,663)	(61,642)

Total stockholders’ equity	143,182	143,596

Total liabilities and stockholders’ equity	$244,676	$226,232

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In Thousands Except Per Share Data)

	Quarter Ended March 31,
	2004	2003
	(Unaudited)
Net sales	$72,121	$70,367
Cost of sales	56,900	53,180

Gross margin	15,221	17,187
Selling, product development and administrative expenses	13,471	13,643

Operating income	1,750	3,544
Interest expense	305	255
Other expense (income), net	2	12

Income before income taxes	1,443	3,277
Income tax expense	505	1,163

Net income	$938	$2,114

Basic earnings per common share	$.06	$.13
Diluted earnings per common share	$.06	$.13

Weighted average common shares outstanding	16,151	16,079
Weighted average common shares and equivalents outstanding	16,237	16,156

Net income	$938	$2,114
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(1,666)	1,138
Unrealized loss on derivative instruments	(2)	(89)

Other comprehensive (loss) income, before tax	(1,668)	1,049
Income tax benefit (expense) related to other comprehensive (loss) income	584	(367)

Other comprehensive (loss) income, net of tax	(1,084)	682

Comprehensive (loss) income	($146)	$2,796

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Quarter Ended March 31,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$938	$2,114
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	4,227	3,220
Deferred income taxes	550	883
Amortization of unearned compensation	131	—
Changes in operating assets and liabilities:
Accounts receivable	(11,771)	(7,311)
Income taxes receivable	161	93
Inventories	(2,132)	(2,269)
Prepaid expenses and other assets	2,697	344
Accounts payable	3,965	124
Accrued taxes	959	(83)
Accrued payroll and other compensation	1,456	(1,324)
Other, net	1,820	203

Total adjustments	2,063	(6,120)

Net cash provided by (used for) operating activities	3,001	(4,006)

Cash flows from investing activities:
Capital expenditures	(6,344)	(4,089)
Release of restricted cash	2,516	—
Proceeds from disposal of discontinued segments	—	125

Net cash used for investing activities	(3,828)	(3,964)

Cash flows from financing activities:
Debt proceeds	17,511	26,421
Debt repayments	(13,232)	(19,991)
Common stock issued	621	3
Common stock repurchased	(1,021)	—

Net cash provided by financing activities	3,879	6,433

Effect of exchange rate changes on cash	(483)	4

Increase (Decrease) in cash and cash equivalents	2,569	(1,533)
Cash and cash equivalents at beginning of period	3,008	2,596

Cash and cash equivalents at end of period	$5,577	$1,063

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying condensed consolidated financial statements include the accounts of Lydall, Inc. and its subsidiaries (collectively, the “Company” or the “Registrant”). All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated financial statements have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s annual financial statements for the year ended December 31, 2003, except as disclosed herein. The year-end condensed consolidated balance sheet was derived from the December 31, 2003 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Management believes that all adjustments, which include only normal recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods reported, have been included. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior year components of the condensed consolidated financial statements have been reclassified to be consistent with current year presentation. As described in Note 7, the accompanying December 31, 2003 condensed consolidated balance sheet has been restated to reflect the change in accounting for inventory from the last-in, first-out method to the first-in, first-out method.

During the quarter ended March 31, 2004, the Company recorded a $6.8 million non-cash investing and financing transaction to increase “Other assets, net” and “Pension and other long-term liabilities” on its accompanying condensed consolidated balance sheet as of March 31, 2004 to reflect the construction activities of the new automotive facility in St. Nazaire, France.

2.	Basic and diluted earnings per common share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock options and stock awards, where such effect is dilutive.

	Quarter Ended March 31, 2004			Quarter Ended March 31, 2003
	(Unaudited)			(Unaudited)
In thousands except per share amounts	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount
Basic earnings per share	$938	16,151	$.06	$2,114	16,079	$.13
Effect of dilutive stock options	—	86	—	—	77	—

Diluted earnings per share	$938	16,237	$.06	$2,114	16,156	$.13

3.	The Company has stock option plans under which employees and directors have options to purchase Common Stock. The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans. Accordingly, compensation cost is not recognized in the financial statements on the grant date or over the life of the stock options as the exercise price is set on the date of the grant and is not less than the fair market value per share at that date. Restricted share grants are expensed over the vesting period of the award. The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Statement of Financial Accounting Standards No. 123,” which require the disclosure of pro forma effects on net income and earnings per share as if compensation cost had been recognized based upon the fair value method at the date of grant for options awarded.

LYDALL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

The following table illustrates the effect on net income and earnings per share as if the Black-Scholes fair value method had been applied to the Company’s stock based compensation. There were no grants issued during the quarters ended March 31, 2004 or 2003.

In thousands except per share amounts	Quarter Ended March 31, 2004	Quarter Ended March 31, 2003
	(Unaudited)	(Unaudited)

Net income – as reported	$938	$2,114
Add: Stock-based employee compensation expense included in net income, net of related tax effects	84	—
Less: Total stock-based employee compensation expense under FAS 123, using the fair value method, net of related tax effects	(533)	(391)

Net income – pro forma	$489	$1,723

Basic earnings per common share:
Net income – as reported	$.06	$.13
Net income – pro forma	$.03	$.11
Diluted earnings per common share:
Net income – as reported	$.06	$.13
Net income – pro forma	$.03	$.11

4.	Total goodwill included in “Other assets, net” in the Condensed Consolidated Balance Sheets was $30.9 million as of March 31, 2004 and December 31, 2003. As of March 31, 2004 and December 31, 2003, $26.2 million of goodwill was attributed to operations in the Thermal/Acoustical Segment and $4.7 million was attributed to operations in the Filtration/Separation Segment. There were no impairments or dispositions of goodwill recorded during the quarter ended March 31, 2004.

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets included in “Other assets, net” in the Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003.

	March 31, 2004		December 31, 2003
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Unaudited)	(Unaudited)
Amortized intangible assets:
Customer lists	$180	($148)	$180	($133)
License agreements	377	(129)	377	(122)
Patents	652	(277)	649	(264)
Non-compete agreements	145	(71)	145	(64)
Other	35	(5)	31	(5)

Total amortized intangible assets	$1,389	($630)	$1,382	($588)

Unamortized intangible assets:
Trademarks	$450		$450

Amortization of intangible assets was approximately $50 thousand for the quarters ended March 31, 2004 and 2003.

LYDALL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

The following table presents estimated amortization expense for intangible assets for each of the next five years:

In thousands	2004	2005	2006	2007	2008
Estimated amortization expense	$200	$150	$100	$100	$100

5.	In the first quarter of 2004, the Company began the consolidation of the Columbus, Ohio operation into other Lydall facilities. This consolidation is expected to improve flexibility, lower costs and leverage overall capacity of existing facilities more effectively. The Company initiated the process of transferring equipment and product lines during the first quarter of 2004 and expects to complete these restructuring activities by the end of the year.

Pre-tax costs for the restructuring program by type and segment were as follows:

In thousands	Severance and Related Costs	Accelerated Depreciation	Facility Exit and Move Costs	Total
Total estimated costs	$1,100	$2,400	$1,400	$4,900
Costs incurred through December 31, 2003	—	(272)	—	(272)
Costs incurred during the quarter ended March 31, 2004	(394)	(751)	(160)	(1,305)

Estimated remaining costs at March 31, 2004	$706	$1,377	$1,240	$3,323

In thousands	Thermal/ Acoustical	Reconciling Items	Total
Total estimated costs	$4,200	$700	$4,900
Costs incurred through March 31, 2004	(1,277)	(300)	(1,577)

Estimated remaining costs at March 31, 2004	$2,923	$400	$3,323

Restructuring actions accrued were as follows:

In thousands	Severance and Related Costs
Balance at December 31, 2003	$—
Additions	394
Cash paid	(34)

Balance at March 31, 2004	$360

Costs incurred, other than severance, have been expensed as incurred. Total pre-tax project costs through March 31, 2004 were $1.6 million, of which $1.5 million had been charged to cost of sales and $.1 million was charged to administrative expense. In addition to these pre-tax charges, an after-tax charge of $.5 million was recorded in the fourth quarter of 2003 related to the write-off of deferred tax assets that are not expected to be realized as a result of the restructuring.

LYDALL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

Approximately 90 percent of all restructuring costs are expected to be recorded in cost of sales and 10 percent are expected to be recorded in selling, product development and administrative expenses. The remaining charges detailed above are expected to be recorded or accrued throughout 2004, in accordance with the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

6.	In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (FAS 132R). FAS 132R requires additional annual and interim disclosures about pension plans and other postretirement benefit plans. As of March 31, 2004, the Company maintains three defined benefit pension plans that cover the majority of domestic Lydall employees. The pension plans are noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan.

In thousands	Quarter Ended March 31, 2004	Quarter Ended March 31, 2003
Components of net periodic benefit cost:
Service cost	$430	$348
Interest cost	544	503
Expected return on assets	(574)	(405)
Amortization of:
Transition asset	—	(4)
Prior service cost	—	1
Unrecognized actuarial loss	167	177

Net periodic benefit cost	$567	$620

In April 2004, the Pension Funding Equity Act (the “Act”) was enacted. The Act provides a two-year relief from the significant pension contribution requirements that have evolved from the low interest rates utilized to determine the current liability for pension plans. In its 2003 Annual Report on Form 10-K, the Company disclosed that pension funding for 2004 would approximate $1.7 million. The relief provided under the Act reduces the Company’s estimated required contributions for 2004 to approximately $.1 million, with no quarterly funding requirements.

7.	Effective January 1, 2004, the Company changed its method for inventory costing from the last-in, first-out (LIFO) cost method to the first-in, first-out (FIFO) cost method for those operations that were using the LIFO cost method. This change in accounting method was made to provide better matching of revenues and expenses. The accounting change has been made by restating prior years’ financial statements for all periods presented. Before the retroactive restatement for the change in cost method, operations using the LIFO cost method comprised approximately 18 percent of the Company’s inventories as of December 31, 2003. As a result of this change, inventories as of December 31, 2003 were increased by approximately $.4 million. There was no effect on the results of operations or cash flows for the quarters ended March 31, 2004 or 2003 as a result of the retroactive restatement of the financial statements related to the change in accounting method.

LYDALL, INC.

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS (Continued)

8.	Lydall’s reportable segments are: Thermal/Acoustical and Filtration/Separation. All other products are aggregated in Other Products and Services. Reconciling Items include Corporate Office operating expenses and intercompany eliminations. For a full description of each segment, refer to the “Notes to Consolidated Financial Statements” reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The table below presents net sales and operating income by segment for the quarters ended March 31, 2004 and 2003:

In thousands Quarter Ended	Thermal/ Acoustical	Filtration/ Separation	Other Products and Services	Reconciling Items	Consolidated Totals
March 31, 2004
Net sales	$44,427	$20,733	$7,479	($518)	$72,121
Operating income	2,804	2,870	516	(4,440)	1,750

March 31, 2003
Net sales	$44,468	$18,478	$7,957	($536)	$70,367
Operating income	5,416	2,633	557	(5,062)	3,544

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Factors That May Impact Future Results

In the interest of more meaningful disclosure, Lydall and its management make statements regarding the future outlook of the Company, which constitute “forward-looking statements” under the securities laws. These forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company, based on assumptions and estimates currently believed to be valid. Forward-looking statements are included under the “Overview and Outlook” section of this Item and elsewhere within this report and are generally identified through the use of the words “believes,” “expects,” “estimates,” “plans,” “projects,” “anticipates” and other words of similar meaning in connection with the discussion of future operating or financial performance. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Some of the factors that might cause such a difference include risks and uncertainties which are detailed in Note 16 and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Overview and Outlook

We believe Lydall’s thermal/acoustical and filtration/separation businesses are in markets that present good growth opportunities and we expect the businesses to grow over the long term, primarily through the introduction of new products and penetration of new markets.

In the first quarter of 2004, the Company began the process of closing the Columbus, Ohio operation and consolidating its operations into the other domestic automotive operations. During the quarter, the Company incurred costs of approximately $1.3 million related to the consolidation, which is substantially on schedule. The expected remaining costs to be incurred during 2004 are approximately $3.3 million. In addition, the new facility in France is substantially complete and the transfer of production of certain parts from the operation in Germany will begin in the near future. The Company will continue working on these and other initiatives throughout 2004. While costs associated with these initiatives will negatively impact the Company’s results in the near term, such actions are expected to have long-term benefits.

Similar to other public companies, Lydall is continuing to complete internal projects in order to comply with the Sarbanes-Oxley Act. These projects require the Company to devote internal resources and incur substantial costs related to the use of external consultants. The Company continues its process to achieve compliance with all aspects of the Sarbanes-Oxley Act, however, the expected impact of these costs in the short and long term may have a material impact on the results of operations.

Results of Operations

Net Sales

Lydall, Inc. recorded net sales of $72.1 million in the first quarter of 2004 compared with $70.4 million for the same quarter of 2003, an increase of $1.7 million, or 2.5 percent. Foreign currency translation favorably impacted net sales by approximately $2.9 million or 4.1 percent for the period. Also effecting sales in the first quarter were increased sales in the air filtration business of approximately $1.1 million on a constant currency basis, increased sales of passive thermal products of approximately $1.0 million, increased sales of blood transfusion and cell therapy products of approximately $.8 million, and to a lesser extent, increased sales of active thermal and liquid filtration products. These increases were partially offset by a decrease in overall part and tooling sales in the automotive operations of approximately $3.7 million on a constant currency basis, and a decline in sales of blood management products to original equipment manufacturers (OEMs) of approximately $1.2 million.

Gross Margin

Gross margin for the first quarter of 2004 was $15.2 million, compared with $17.2 million for the same quarter of 2003, a decrease of $2.0 million or 11.4 percent. Gross margin as a percent of net sales was 21.1 percent compared with 24.4 percent for the same quarter of 2003. The decrease in gross margin was primarily attributable to consolidation activities and related charges of $1.2 million recorded during the first quarter of 2004 as actions were taken to transfer certain equipment and product lines from the Columbus automotive plant to other operations as part of the restructuring plan. The remainder of the decline related to lower gross margin at the St. Johnsbury operation due to new product launch inefficiencies and the end of production of certain higher margin products, operating inefficiencies at the German and Vital Fluids operations and start-up costs of the St. Nazaire facility. These decreases were partially offset by incremental gross margin provided by increased sales of air filtration media, passive and active thermal products, blood transfusion and cell therapy products and liquid filtration products.

Selling, Product Development and Administrative Expenses

For the quarter ended March 31, 2004, selling, product development and administrative expenses were $13.5 million compared with $13.6 million for the same period of 2003, a decrease of $.1 million, or approximately 1.3 percent. As a percentage of net sales these costs decreased to approximately 18.7 percent for the first quarter of 2004 compared with approximately 19.4 percent for the same period of 2003. These costs remained relatively flat on a gross basis and declined slightly as a percentage of net sales primarily due to focused efforts that achieved cost savings through administrative restructuring activities. These cost savings were reallocated to selling and product development efforts as the Company continues to concentrate on these areas as part of its overall goal to achieve organic growth.

Interest Expense

Interest expense was $.3 million for the quarters ended March 31, 2004 and 2003. Interest expense remained relatively flat as the increased overall average debt levels were countered by lower average borrowing rates on debt outstanding.

Other Income/Expense

Other expense for the quarters ended March 31, 2004 and 2003 consisted of insignificant activity related to foreign exchange transaction gains and losses and investment income.

Income Taxes

The effective tax rate for the quarter ended March 31, 2004 was 35.0 percent compared with 35.5 percent for the same period of 2003.

Segment Results

Thermal/Acoustical

Thermal/Acoustical net sales were substantially flat at $44.4 million for the first quarter of 2004 compared with $44.5 million for the same period of 2003. Foreign currency translation increased segment net sales by approximately $1.9 million or 4.3 percent for the period. Segment net sales were favorably impacted by increased sales of passive thermal products of approximately $1.0 million and improved sales of active thermal products of approximately $.5 million. These increases were more than offset by a decrease in overall part and tooling sales in the automotive operations of approximately $3.7 million, excluding the favorable impact of foreign currency translation.

Thermal/Acoustical operating income for the first quarter of 2004 decreased $2.6 million, or approximately 48.2 percent to $2.8 million from $5.4 million for the same period of 2003. Segment operating margin decreased to approximately 6.3 percent of segment net sales for the quarter compared with approximately 12.2 percent of segment net sales for the same period of 2003. Segment operating income and margin were substantially lower due to costs incurred in the first quarter associated with the restructuring of the Company’s domestic automotive operations of approximately $1.3 million. Other significant impacts to segment operating income and margin were lower gross margin at the St. Johnsbury operation of approximately $1.0 million due to new product launch inefficiencies and the end of production of certain higher margin products; lower gross margin at the operation in Germany of approximately $.7 million due to over-capacity challenges, which caused additional costs for expedited freight, overtime labor and higher material cost due to increased scrap rates; and start-up costs of the St. Nazaire facility of approximately $.6 million. These items were partially offset by increased operating income related to higher sales of passive and active thermal products and lower administrative costs related to the elimination of the group structure. Foreign currency translation increased segment operating income by approximately $.1 million or 2.0 percent for the period.

Filtration/Separation

Filtration/Separation net sales increased $2.2 million, or approximately 12.2 percent to $20.7 million for the quarter ended March 31, 2004 compared with $18.5 million for the same period of 2003. Foreign currency translation increased segment net sales by approximately $.9 million or 5.1 percent for the period. This increase was also a result of increased sales of air filtration media of approximately $1.1 million on a constant currency basis, increased sales of blood transfusion and cell therapy products of approximately $.8 million and, to a lesser extent, increased sales of liquid filtration products. These increases were partially offset by a decline in sales of blood management products to OEMs of approximately $1.2 million.

Filtration/Separation operating income increased $.3 million, or approximately 9.0 percent to $2.9 million for the quarter ended March 31, 2004 compared with $2.6 million for the same period of 2003. Segment operating margin decreased to approximately 13.8 percent of segment net sales for the quarter compared with approximately 14.2 percent of segment net sales for the same period of 2003. The increase in overall segment operating income was primarily related to the incremental sales volume from air filtration media, blood transfusion and cell therapy products and liquid filtration products. Lower operating income at the Vital Fluids operation of approximately $.7 million, primarily due to operating inefficiencies, product quality issues and write-offs for obsolete product inventory, negatively impacted segment operating income for the current quarter. Foreign currency translation increased segment operating income by approximately $.2 million or 6.6 percent for the period.

Other Products and Services

Other Products and Services net sales decreased $.5 million, or approximately 6.0 percent to $7.5 million for the first quarter of 2004 compared with $8.0 million for the same period of 2003. This decrease was primarily related to lower revenues from the trucking operations of the transport business. This decline was primarily related to a reduction in business due to certain customer consolidations and a customer rationalization program. This decrease was partially offset by increased revenues from the warehousing operations.

Other Products and Services operating income was substantially flat at $.5 million, or approximately 6.9 percent of segment net sales for the quarter ended March 31, 2004 compared with $.6 million or 7.0 percent of segment net sales for the same period of 2003. The slight decrease in operating income and margin was related to lower margins resulting from reduced revenues from the trucking operations of the transport business.

Liquidity and Capital Resources

As of March 31, 2004, cash and cash equivalents were $5.6 million compared with $3.0 million as of December 31, 2003. As of December 31, 2003, the Company held $2.5 million in restricted cash related to the leasing arrangement for the St. Nazaire facility. The restriction on the cash balance was removed during the first quarter of 2004.

Working capital as of March 31, 2004 was $61.8 million compared with $55.1 million as of December 31, 2003. The increase in working capital during the quarter was primarily due to an increase in trade accounts receivable related to the increased sales activity during the first quarter of 2004 compared with the fourth quarter of 2003, partially offset by an increase in accounts payable as the Company continues to focus on managing supplier terms.

Capital expenditures were $6.3 million for the first quarter of 2004, compared with $4.1 million for the same period of 2003. The increase in capital spending primarily related to equipment purchases for the St. Nazaire facility made during the first quarter of 2004, which were incremental to normal capital expenditures for ongoing operational improvement requirements.

For the year ended December 31, 2003, the Company recognized pension cost of $2.4 million. For 2004, the Company reduced its discount rate from 6.75 percent to 6.25 percent. This is expected to negatively impact 2004 pension cost; however, the effect of higher than expected plan asset returns and significant contributions during 2003 is expected to more than offset this impact. Pension cost for 2004 is currently estimated to be approximately $2.2 million, of which approximately $.6 million has been recorded as of March 31, 2004. The funded status of the Company’s defined benefit pension plans is dependent upon many factors, including returns on invested assets, which are dependent on market conditions. Additionally, the low interest rate environment has caused a significant increase in the current liability for pension plans and consequently has increased funding requirements for most companies. In April 2004, the federal Pension Funding Equity Act (the “Act”) was enacted. The Act provides a two-year relief from the significant pension contribution requirements that have evolved from the low interest rates utilized to determine the current liability for pension plans. In its 2003 Annual Report on Form 10-K, the Company disclosed that pension funding for 2004 would approximate $1.7 million. The relief provided under the Act reduces the Company’s estimated required contributions for 2004 to approximately $.1 million, with no quarterly funding requirements. The Company may, at its discretion, fund in excess of the minimum requirement, however no decision has been made to do so at this time.

As of March 31, 2004, the Company had unused borrowing capacity of approximately $42.0 million under various credit facilities. Management believes that the Company’s cash and cash equivalents, operating cash flow and unused borrowing capacity at March 31, 2004 are sufficient to meet current and anticipated requirements for the foreseeable future.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the first quarter of 2004.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in market risks from those disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.     Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, conducted an evaluation as of March 31, 2004 of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.    OTHER INFORMATION

Item 2.     Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In August 2003, the Company’s Board of Directors approved a Stock Repurchase Program (the “Repurchase Program”) to mitigate the potentially dilutive effects of stock options and shares of restricted and unrestricted stock granted by the Company. Under the approved Repurchase Program, shares may be purchased by the Company up to the quantity of shares underlying options and other equity-based awards granted after January 1, 2003 under shareholder approved plans. The Company intends to take advantage of the safe harbor protections afforded by Rule 10b-18 promulgated under the Exchange Act, and to engage in future repurchase activity in accordance with the provisions of the Exchange Act. The table below sets forth information with respect to shares of common stock repurchased by the Company during the quarter ended March 31, 2004.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares Remaining Available for Purchase Under the Plans or Programs
January 1, 2004				408,197
February 1, 2004 – February 29, 2004	48,000	$9.82	48,000	360,197
March 1, 2004 – March 31, 2004	54,000	$10.18	54,000	306,197

Total for the quarter ended March 31, 2004	102,000	$10.01	102,000	306,197

Item 4.     Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on April 22, 2004. Stockholders voted on two proposals presented to them for consideration:

1.)	Election of Nominees to the Board of Directors

Stockholders elected ten Directors to serve until the next Annual Meeting to be held in 2005. The results of the voting were as follows:

	For	Withheld
Lee A. Asseo	14,511,440	162,135
Kathleen Burdett	14,134,360	539,215
W. Leslie Duffy	9,622,926	5,050,649
Matthew T. Farrell	13,877,093	796,482
David Freeman	14,353,160	320,415
Suzanne Hammett	14,116,253	557,322
Christopher R. Skomorowski	13,439,874	1,233,701
S. Carl Soderstrom, Jr.	14,134,456	539,119
Elliott F. Whitely	13,970,360	703,215
Roger M. Widmann	14,012,675	660,900

2.)	Ratification of Appointment of Independent Auditors

Stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for fiscal year 2004. The results of the voting were as follows:

For	14,126,294
Against	533,673
Abstained	13,608

Item 6.     Exhibits and Reports on Form 8-K

a.	Exhibits

3.1	Certificate of Incorporation of the Registrant, as amended through March 12, 2004, consisting of: (i) Restated Certificate of Incorporation of the Registrant, dated as of May 12, 1993; (ii) Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated as of August 14, 1995; and (iii) Certificate of Designation of Board of Directors Classifying and Designating a Series of Preferred Stock as Series A Junior Participating Preferred Stock and Fixing Distribution and Other Preferences and Rights of Such Series, dated as of May 20, 1999, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

18.1	Letter from PricewaterhouseCoopers LLP regarding the preferable change in the Company’s accounting for inventory effective January 1, 2004, filed herewith.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

b.	Reports on Form 8-K

On January 19, 2004, a Report on Form 8-K was issued pursuant to Item 5 “Other Events and Regulation FD Disclosure” to disclose the issuance of a press release announcing the consolidation of the Company’s Columbus, Ohio automotive operating facility into other Lydall facilities and the closing of the Columbus plant by the end of 2004.

On February 9, 2004, a Report on Form 8-K was filed pursuant to Item 12 “Results of Operations and Financial Condition” to disclose the issuance of a press release setting forth the Company’s financial results for the fourth quarter and year ended December 31, 2003. The report contained an Exhibit furnished under Item 7 “Financial Statements and Exhibits,” which was the Company’s press release dated February 9, 2004 (such press release is not incorporated by reference herein or deemed “filed” within the meaning of Section 18 of the Securities Exchange Act of 1934).

On March 26, 2004, a Report on Form 8-K was filed pursuant to Item 5 “Other Events and Regulation FD Disclosure” to disclose the issuance of a press release announcing that Thomas P. Smith was appointed Vice President, Chief Financial Officer and Treasurer of Lydall, Inc. effective April 1, 2004.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

May 7, 2004	By:	/s/ JOHN J. KRAWCZYNSKI
John J. Krawczynski Controller (On behalf of the Registrant and as Principal Accounting Officer)

LYDALL, INC.

Index to Exhibits

Exhibit Number
3.1	Certificate of Incorporation of the Registrant, as amended through March 12, 2004, consisting of: (i) Restated Certificate of Incorporation of the Registrant, dated as of May 12, 1993; (ii) Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated as of August 14, 1995; and (iii) Certificate of Designation of Board of Directors Classifying and Designating a Series of Preferred Stock as Series A Junior Participating Preferred Stock and Fixing Distribution and Other Preferences and Rights of Such Series, dated as of May 20, 1999, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

18.1	Letter from PricewaterhouseCoopers LLP regarding the preferable change in the Company’s accounting for inventory effective January 1, 2004, filed herewith.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.