Form 10-Q
period 2004-06-30
LYDALL INC /DE/
filed 2004-08-06
CIK 60977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock $.10 par value per share. Total Shares outstanding July 30, 2004	16,161,880

LYDALL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,066	$3,008
Restricted cash	—	2,516
Accounts receivable, net	51,875	40,804
Income taxes receivable	1,150	1,157
Inventories:
Raw materials	10,996	10,212
Work in process	16,317	16,237
Finished goods	11,898	11,278

Total inventories	39,211	37,727
Prepaid expenses and other current assets	5,431	4,669
Deferred tax assets	3,665	3,188

Total current assets	104,398	93,069
Property, plant and equipment, at cost	193,945	175,270
Accumulated depreciation	(89,425)	(84,242)

	104,520	91,028
Other assets, net	38,489	42,135

Total assets	$247,407	$226,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$3,826	$4,951
Accounts payable	25,942	20,692
Accrued taxes	1,433	364
Accrued payroll and other compensation	4,891	3,326
Deferred revenue	5,245	3,715
Other accrued liabilities	7,363	4,905

Total current liabilities	48,700	37,953
Long-term debt	23,531	21,026
Deferred tax liabilities	13,633	12,658
Pension and other long-term liabilities	18,695	10,999

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	2,246	2,237
Capital in excess of par value	45,439	44,687
Unearned compensation	(650)	(912)
Retained earnings	165,526	163,944
Accumulated other comprehensive loss	(6,159)	(4,718)

	206,402	205,238
Treasury stock, at cost	(63,554)	(61,642)

Total stockholders’ equity	142,848	143,596

Total liabilities and stockholders’ equity	$247,407	$226,232

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In Thousands Except Per Share Data)

	Quarter Ended June 30,
	2004	2003
	(Unaudited)
Net sales	$74,349	$74,082
Cost of sales	58,765	54,755

Gross margin	15,584	19,327
Selling, product development and administrative expenses	14,200	12,630

Operating income	1,384	6,697
Interest expense	371	284
Other expense (income), net	23	(36)

Income before income taxes	990	6,449
Income tax expense	346	2,319

Net income	$644	$4,130

Basic earnings per common share	$.04	$.26
Diluted earnings per common share	$.04	$.26

Weighted average common shares outstanding	16,097	16,079
Weighted average common shares and equivalents outstanding	16,173	16,115

Net income	$644	$4,130
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(615)	1,782
Unrealized gain (loss) on derivative instruments	66	(8)

Other comprehensive (loss) income, before tax	(549)	1,774
Income tax benefit (expense) related to other comprehensive income	192	(621)

Other comprehensive (loss) income, net of tax	(357)	1,153

Comprehensive income	$287	$5,283

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In Thousands Except Per Share Data)

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
Net sales	$146,470	$144,449
Cost of sales	115,665	107,935

Gross margin	30,805	36,514
Selling, product development and administrative expenses	27,671	26,273

Operating income	3,134	10,241
Interest expense	676	539
Other expense (income), net	25	(24)

Income before income taxes	2,433	9,726
Income tax expense	851	3,482

Net income	$1,582	$6,244

Basic earnings per common share	$.10	$.39
Diluted earnings per common share	$.10	$.39

Weighted average common shares outstanding	16,124	16,079
Weighted average common shares and equivalents outstanding	16,207	16,124

Net income	$1,582	$6,244
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(2,282)	2,920
Unrealized gain (loss) on derivative instruments	65	(97)

Other comprehensive (loss) income, before tax	(2,217)	2,823
Income tax benefit (expense) related to other comprehensive income	776	(988)

Other comprehensive (loss) income, net of tax	(1,441)	1,835

Comprehensive income	$141	$8,079

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$1,582	$6,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,305	6,495
Loss on disposal of fixed assets	147	—
Amortization of unearned compensation	262	—
Deferred income taxes	173	2,154
Changes in operating assets and liabilities:
Accounts receivable	(11,440)	(7,047)
Income taxes receivable	(104)	1,375
Inventories	(2,226)	(3,664)
Prepaid expenses and other assets	2,911	507
Accounts payable	5,472	2,134
Accrued taxes	822	2
Accrued payroll and other compensation	1,624	(1,232)
Other	5,023	1,172
Contributions to pension plans	—	(434)

Total adjustments	10,969	1,462

Net cash provided by operating activities	12,551	7,706

Cash flows from investing activities:
Capital expenditures	(15,545)	(8,026)
Release of restricted cash	2,516	—
Proceeds from disposal of discontinued segments	—	127

Net cash used for investing activities	(13,029)	(7,899)

Cash flows from financing activities:
Debt proceeds	28,976	35,924
Debt payments	(27,010)	(35,903)
Common stock repurchased	(1,912)	—
Common stock issued	761	112

Net cash provided by financing activities	815	133

Effect of exchange rate changes on cash	(279)	37

Increase (Decrease) in cash and cash equivalents	58	(23)
Cash and cash equivalents at beginning of period	3,008	2,596

Cash and cash equivalents at end of period	$3,066	$2,573

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying condensed consolidated financial statements include the accounts of Lydall, Inc. and its subsidiaries (collectively, “Lydall,” the “Company” or the “Registrant”). All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated financial statements have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s annual financial statements for the year ended December 31, 2003, except as disclosed herein. The year-end condensed consolidated balance sheet was derived from the December 31, 2003 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Management believes that all adjustments, which include only normal recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods reported, have been included. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior-year components of the condensed consolidated financial statements have been reclassified to be consistent with current period presentation. As described in Note 6, the accompanying December 31, 2003 condensed consolidated balance sheet has been restated to reflect the change in accounting for inventory from the last-in, first-out method to the first-in, first-out method.

During the six months ended June 30, 2004, the Company recorded $7.0 million of non-cash investing and financing activity to increase “Property, plant and equipment, at cost” and “Pension and other long-term liabilities” on its accompanying Condensed Consolidated Balance Sheet as of June 30, 2004. This transaction reflects the addition of the building and land of the new automotive facility in St. Nazaire, France, which will be financed under a capital lease arrangement.

2.	Basic and diluted earnings per common share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings per share are equal to net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock options and stock awards, where such effect is dilutive.

	Quarter Ended June 30, 2004			Quarter Ended June 30, 2003
	(Unaudited)			(Unaudited)
In thousands except per share amounts	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount
Basic earnings per share	$644	16,097	$.04	$4,130	16,079	$.26
Effect of dilutive stock options	—	76	—	—	36	—

Diluted earnings per share	$644	16,173	$.04	$4,130	16,115	$.26

	Six Months Ended June 30, 2004			Six Months Ended June 30, 2003
	(Unaudited)			(Unaudited)
In thousands except per share amounts	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount
Basic earnings per share	$1,582	16,124	$.10	$6,244	16,079	$.39
Effect of dilutive stock options	—	83	—	—	45	—

Diluted earnings per share	$1,582	16,207	$.10	$6,244	16,124	$.39

3.	The Company has stock option plans under which employees and directors have options to purchase Common Stock. The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans. Accordingly, compensation cost is not recognized in the financial statements on the grant date or over the life of the stock options as the exercise price is set on the date of the grant and is not less than the fair market value per share on that date. Restricted share grants are expensed over the vesting period of the award. The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Statement of Financial Accounting Standards No. 123,” which require the disclosure of pro forma effects on net income and earnings per share as if compensation cost had been recognized based upon the fair value method at the date of grant for options awarded.

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables illustrate the effect on net income and earnings per share as if the Black-Scholes fair value method had been applied to the Company’s stock based compensation. The following weighted-average assumptions were used for grants during the quarters ended June 30, 2004 and 2003: zero dividend yield for both periods; expected volatility of 48 percent and 47 percent, respectively; risk-free interest rates of 4.6 percent and 3.8 percent, respectively; and an expected 7 year life for both periods. There were no grants issued during the quarters ended March 31, 2004 or 2003.

In thousands except per share amounts	Quarter Ended June 30, 2004	Quarter Ended June 30, 2003
	(Unaudited)	(Unaudited)
Net income – as reported	$644	$4,130
Add: Stock-based employee compensation expense included in net income, net of related tax effects	84	—
Less: Total stock-based employee compensation expense under FAS 123, using the fair value method, net of related tax effects	(512)	(436)

Net income – pro forma	$216	$3,694

Basic earnings per common share:
Net income – as reported	$.04	$.26
Net income – pro forma	$.01	$.23
Diluted earnings per common share:
Net income – as reported	$.04	$.26
Net income – pro forma	$.01	$.23

In thousands except per share amounts	Six Months Ended June 30, 2004	Six Months Ended June 30, 2003
	(Unaudited)	(Unaudited)
Net income – as reported	$1,582	$6,244
Add: Stock-based employee compensation expense included in net income, net of related tax effects	168	—
Less: Total stock-based employee compensation expense under FAS 123, using the fair value method, net of related tax effects	(1,045)	(827)

Net income – pro forma	$705	$5,417

Basic earnings per common share:
Net income – as reported	$.10	$.39
Net income – pro forma	$.04	$.34
Diluted earnings per common share:
Net income – as reported	$.10	$.39
Net income – pro forma	$.04	$.34

4.	Total goodwill included in “Other assets, net” in the Condensed Consolidated Balance Sheets was $30.9 million as of June 30, 2004 and December 31, 2003. As of June 30, 2004 and December 31, 2003, $26.2 million of goodwill was attributed to operations in the Thermal/Acoustical Segment and $4.7 million was attributed to operations in the Filtration/Separation Segment. There were no impairments or dispositions of goodwill during the quarter or six months ended June 30, 2004.

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other assets, net” in the Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003.

	June 30, 2004		December 31, 2003
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Unaudited)	(Unaudited)
Amortized intangible assets:
Customer lists	$180	($163)	$180	($133)
License agreements	377	(137)	377	(122)
Patents	684	(291)	649	(264)
Non-compete agreements	145	(79)	145	(64)
Other	43	(6)	31	(5)

Total amortized intangible assets	$1,429	($676)	$1,382	($588)

Unamortized intangible assets:
Trademarks	$450		$450

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization expense related to intangible assets was $42 thousand and $88 thousand for the quarter and six months ended June 30, 2004, respectively, and $44 thousand and $90 thousand for the quarter and six months ended June 30, 2003, respectively.

The following table presents estimated amortization expense for intangible assets for each of the next five years:

In thousands	2004	2005	2006	2007	2008
Estimated amortization expense	$200	$150	$100	$100	$100

5.	In the first quarter of 2004, the Company began the consolidation of the Columbus, Ohio operation into other Lydall facilities. This consolidation is expected to improve flexibility, lower costs and leverage overall capacity of existing facilities more effectively. The Company initiated the process of transferring equipment and product lines during the first quarter of 2004 and expects to complete these restructuring activities by the end of the year.

Pre-tax costs for the restructuring program by type and segment were as follows:

In thousands	Severance and Related Costs	Accelerated Depreciation	Facility Exit and Move Costs	Total
Total estimated costs *	$900	$2,200	$2,000	$5,100
Costs incurred through December 31, 2003	—	(272)	—	(272)
Costs incurred during the quarter ended March 31, 2004	(394)	(751)	(160)	(1,305)
Costs incurred during the quarter ended June 30, 2004	(218)	(537)	(700)	(1,455)

Estimated remaining costs at June 30, 2004	$288	$640	$1,140	$2,068

*	The following amounts were adjusted as of June 30, 2004 due to changes in expected project costs: Estimated Severance and Related Costs decreased by $0.2 million; Estimated Accelerated Depreciation decreased by $0.2 million; and Estimated Facility Exit and Move Costs increased by $0.6 million. These changes resulted in an overall increase in estimated restructuring costs of approximately $0.2 million.

In thousands	Thermal/ Acoustical	Reconciling Items	Total
Total estimated costs	$4,400	$700	$5,100
Costs incurred through June 30, 2004	(2,572)	(460)	(3,032)

Estimated remaining costs at June 30, 2004	$1,828	$240	$2,068

Accrued restructuring costs were as follows:

In thousands	Severance and Related Costs
Balance at March 31, 2004	$360
Additions	392
Accrual adjustments *	(174)
Cash payments	(112)

Balance at June 30, 2004	$466

*	Accrual adjustments were made during the quarter ended June 30, 2004 related to employee turnover that reduced expected severance requirements.

Costs incurred, other than severance, have been expensed as incurred. Total pre-tax project costs through June 30, 2004 were $3.0 million, of which $2.9 million had been charged to cost of sales and $0.1 million was charged to administrative expense. In addition to these pre-tax charges, a tax charge of $0.5 million was recorded in the fourth quarter of 2003 related to the write-off of deferred tax assets that are not expected to be realized as a result of the restructuring.

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

6.	Effective January 1, 2004, the Company changed its method for inventory costing from the last-in, first-out (LIFO) cost method to the first-in, first-out (FIFO) cost method for those operations that were using the LIFO cost method. This change in accounting method was made to provide better matching of revenues and expenses. The accounting change has been made by restating prior years’ financial statements for all periods presented. Before the retroactive restatement for the change in cost method, operations using the LIFO cost method comprised approximately 18 percent of the Company’s inventories as of December 31, 2003. As a result of this change, inventories as of December 31, 2003 were increased by approximately $0.4 million. There was no effect on the results of operations or cash flows for the quarters or six months ended June 30, 2004 or 2003 as a result of the retroactive restatement of the financial statements related to the change in accounting method.

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

7.	In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (FAS 132R). FAS 132R requires additional annual and interim disclosures about pension plans and other postretirement benefit plans. As of June 30, 2004, the Company maintains three defined benefit pension plans that cover the majority of domestic Lydall employees. The pension plans are noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan.

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$427	$348	$857	$696
Interest cost	544	503	1,088	1,006
Expected return on assets	(574)	(405)	(1,148)	(810)
Amortization of:
Transition asset	—	(4)	—	(8)
Prior service cost	—	1	—	2
Unrecognized actuarial loss	167	177	334	354

Net periodic benefit cost	$564	$620	$1,131	$1,240

In April 2004, the Pension Funding Equity Act (the “Act”) was enacted. The Act provides a two-year relief from the significant pension contribution requirements that have evolved from the low interest rates utilized to determine the current liability for pension plans. In its Annual Report on Form 10-K for the year ended December 31, 2003, the Company disclosed that pension funding for 2004 would approximate $1.7 million. The relief provided under the Act reduces the Company’s estimated required contributions for 2004 to approximately $0.1 million, with no quarterly funding requirements.

8.	The Company amended its $50 million domestic revolving credit facility on July 27, 2004, in accordance with the terms and conditions contained under the agreement related to amendments. This amendment addressed the Company’s failure to meet the financial covenant described in Section 6.16 “Minimum EBITDA” of the credit agreement for the period ended June 30, 2004 and provides the Company additional flexibility with respect to this financial covenant for the periods ending September 30, 2004 and December 31, 2004. The credit agreement continues to have the same maturity date of September 30, 2005 and, other than this modification, all terms and conditions of the credit agreement previously in place remain in force. The Company was in compliance with all restrictive and financial covenants contained in the credit agreement, as amended, as of June 30, 2004.

9.	Lydall’s reportable segments are: Thermal/Acoustical and Filtration/Separation. All other products are aggregated in Other Products and Services. Reconciling Items include Corporate Office operating expenses and intercompany eliminations. For a full description of each segment, refer to Item 1 and the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The table below presents net sales and operating income by segment for the quarters and six months ended June 30, 2004 and 2003:

In thousands Quarter Ended	Thermal/ Acoustical	Filtration/ Separation	Other Products and Services	Reconciling Items	Consolidated Totals
June 30, 2004
Net sales	$45,930	$21,703	$7,163	($447)	$74,349
Operating income	$2,187	$4,304	$633	($5,740)	$1,384

June 30, 2003
Net sales	$45,881	$21,119	$7,579	($497)	$74,082
Operating income	$7,039	$2,805	$849	($3,996)	$6,697

In thousands Six Months Ended	Thermal/ Acoustical	Filtration/ Separation	Other Products and Services	Reconciling Items	Consolidated Totals
June 30, 2004
Net sales	$90,357	$42,436	$14,642	($965)	$146,470
Operating income	$4,990	$7,174	$1,149	($10,179)	$3,134

June 30, 2003
Net sales	$90,349	$39,597	$15,536	($1,033)	$144,449
Operating income	$12,454	$5,438	$1,406	($9,057)	$10,241

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Factors That May Impact Future Results

In the interest of more meaningful disclosure, Lydall and its management make statements regarding the future outlook of the Company, which constitute “forward-looking statements” under the securities laws. These forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company, based on assumptions and estimates currently believed to be valid. Forward-looking statements are included under the “Overview and Outlook” section of this Item and elsewhere within this report and are generally identified through the use of language such as “believe,” “expect,” “may,” “plan,” “project,” “estimate,” “anticipate” and other words of similar meaning in connection with the discussion of future operating or financial performance. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Some of the factors that might cause such a difference include risks and uncertainties which are detailed in Note 16 and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Overview and Outlook

We believe Lydall’s thermal/acoustical and filtration/separation businesses are in markets that present good growth opportunities and we expect the businesses to grow over the long term, primarily through the introduction of new products and penetration of new markets.

The Company is in process of closing its Columbus operation and consolidating it into other domestic automotive facilities. The Company has incurred restructuring costs of approximately $3.0 million related to the consolidation, $1.5 million of which were recorded in the second quarter of 2004. The expected remaining costs to be incurred during 2004 are approximately $2.1 million. In addition, the new facility in France is substantially complete and the transfer of production of certain parts from the operation in Germany began during the second quarter and is expected to be completed by the end of the year. The Company will continue working on these and other initiatives throughout 2004. While costs associated with these initiatives will negatively impact the Company’s results in the near term, such actions are expected to have long-term benefits.

During the second quarter of 2004, the Company incurred pretax charges of $1.1 million, which includes $0.7 million associated with a contractual obligation to advance certain legal fees and expenses incurred by Lydall’s former CFO in connection with litigation by the Company against the former CFO, and $0.4 million related to legal expenses for the independent legal counsel retained by the Special Committee appointed by the Board of Directors to investigate allegations made by the former CFO and other legal costs associated with these matters. The Company expects to incur additional charges related to these matters in the third and fourth quarters of 2004 and such charges may have a material impact on the results of operations.

Similar to other public companies, Lydall is continuing to complete internal projects in order to comply with the requirements of Section 404 of the Sarbanes-Oxley Act. These projects require the Company to devote internal resources and incur substantial costs related to the use of external consultants. Lydall will continue its process to achieve compliance with all aspects of Section 404 of the Sarbanes-Oxley Act throughout the remainder of the year. The Company has incurred approximately $1.0 million in consulting costs during the first six months of 2004 related to this initiative and expects to incur additional consulting and audit costs during the remainder of the year in excess of those incurred through June 30, 2004. The continued impact of these costs in the short and long term may have a material impact on the results of operations.

Results of Operations

Net Sales

Lydall, Inc. recorded net sales of $74.3 million in the second quarter of 2004, compared with $74.1 million for the same quarter of 2003, an increase of $0.2 million or 0.4 percent. For the six months ended June 30, 2004, net sales totaled $146.5 million, an increase of $2.1 million or 1.4 percent from $144.4 million for the six months ended June 30, 2003. Foreign currency translation, which was primarily related to a stronger Euro during the first half of 2004, compared with the same period of 2003, increased net sales by approximately 1.7 percent and 2.9 percent for the quarter and six months ended June 30, 2004, respectively. After adjusting for foreign currency translation, the decrease for the quarter and six-month periods was primarily the result of lower overall sales from the automotive businesses of approximately $2.7 million and $6.4 million, respectively, on a constant currency basis, compared with the same periods of 2003. For the quarter and year to date, European automotive sales increased, while domestic sales declined. Vital Fluids sales were down $0.8 million and $1.1 million for the quarter and year to date, respectively, compared with the quarter and six months ended June 30, 2003 as lower sales of blood filtration products were partially offset by increased sales of blood transfusion and cell therapy products. Overall, these sales declines were partially offset by increased air and liquid filtration sales of approximately $0.9 million and $2.6 million, on a constant currency basis, for the quarter and six months ended June 30, 2004, respectively, compared with the same periods of 2003. Additionally, industrial thermal sales increased by approximately $1.8 million and $3.6 million, for the quarter and six months ended June 30, 2004, respectively, compared with the same periods of 2003 as passive insulating products and active thermal products both recorded strong sales increases.

Gross Margin

Gross margin for the quarter and six months ended June 30, 2004 was $15.6 million and $30.8 million, respectively, compared with $19.3 million and $36.5 million for the quarter and six months ended June 30, 2003, respectively. Gross margin as a percentage of net sales was 21.0 percent for the second quarter of 2004, compared with 26.1 percent for the same quarter of 2003; and 21.0 percent and 25.3 percent for the six months ended June 30, 2004 and 2003, respectively. The overall decrease in gross margin for the quarter and six months ended June 30, 2004 was primarily attributable to: (1) restructuring costs at the gross margin line related to the closure of the Columbus operation and the transfer of production to the Company’s other domestic automotive facilities of approximately $1.4 million and $2.6 million, respectively; (2) lower gross margin contribution from the St. Johnsbury automotive facility related to continued new product launch issues of approximately $1.6 million and $2.6 million, respectively; and (3) negative gross margin performance related to the ramp-up of the new automotive plant in France and production inefficiencies at the operation in Germany related to continued over capacity challenges aggregating approximately $0.9 million and $1.8 million for the quarter and six months ended June 30, 2004, respectively. These reductions in gross margin were partially offset by improved gross profit from air and liquid filtration media sales of approximately $1.4 million and $2.2 million for the quarter and six months ended June 30, 2004, respectively, compared with the same periods of 2003. Additionally, the industrial thermal businesses provided approximately $0.6 million and $1.3 million of incremental gross profit at the gross margin line for the quarter and six-month periods of 2004, respectively, compared with the same periods of 2003 related to the strong sales improvements from the prior year.

Selling, Product Development and Administrative Expenses

For the quarter and six months ended June 30, 2004, selling, product development and administrative expenses were $14.2 million and $27.7 million, compared with $12.6 million and $26.3 million for the same periods of 2003, respectively. Selling, product development and administrative expenses were 19.1 percent of net sales for the quarter ended June 30, 2004, compared with 17.0 percent in the second quarter of 2003; and 18.9 percent of net sales for the first six months of 2004, compared with 18.2 percent for the same period of 2003. Selling, product development and administrative expenses for the quarter and six months ended June 30, 2004 were negatively impacted by several significant items: (1) legal expenses associated with the contractual obligation to advance certain legal costs incurred by the Company’s former Chief Financial Officer (CFO) in connection with litigation by the Company against the former CFO and legal expenses of the Special Committee appointed by the Board of Directors to investigate allegations made by the former CFO and other legal costs of the Company related to these matters that were substantially incurred in the second quarter of 2004 aggregating approximately $1.1 million; (2) incremental consulting costs compared with 2003 related to Sarbanes-Oxley Section 404 compliance efforts of approximately $0.5 million and $0.7 million for the quarter and six-month periods, respectively; and (3) selling, product development and administrative expenses for the new St. Nazaire facility related to its start-up operations of approximately $0.3 million and $0.6 million for the quarter and six months ended June 30, 2004, respectively. During the first six months of 2003, charges of approximately $1.1 million were incurred for the consolidation of the Company’s e-commerce function, outside professional fees related to the investigation at the Columbus operation and fees for tax projects and retained searches, which did not recur during 2004.

Interest Expense

Interest expense was $0.4 million and $0.7 million for the quarter and six months ended June 30, 2004, compared with $0.3 million and $0.5 million for the same periods of 2003. Interest expense was higher for the quarter and six-month periods due to increased overall average debt levels, which were countered partially by lower average borrowing rates on outstanding debt.

Other Income/Expense

Other expense (income) for the quarter and six-month periods ended June 30, 2004 and 2003 consisted of insignificant activity related to foreign exchange transaction gains and losses and investment income.

Income Taxes

The Company’s effective tax rate for the quarter and six months ended June 30, 2004 was 35.0 percent, compared with 36.0 percent and 35.8 percent for the same periods of 2003, respectively.

Segment Results

Thermal/Acoustical

Thermal/Acoustical net sales were flat at $45.9 million for the quarters ended June 30, 2004 and 2003. For the six months ended June 30, 2004, segment net sales were also substantially flat at $90.4 million, compared with $90.3 million for the same period of 2003. Foreign currency translation increased segment net sales by approximately 1.9 percent and 3.1 percent for the quarter and six months ended June 30, 2004, respectively. After adjusting for foreign currency translation, the decrease in segment net sales during the quarter and six-month periods was primarily the result of lower overall sales from the automotive businesses of approximately $2.7 million and $6.4 million, respectively, on a constant currency basis, compared with the same periods of 2003. For the quarter and year to date, the continued strength of the European market was not enough to offset reduced domestic sales primarily resulting from applications designed out in 2003. This decline in sales was substantially offset by increased sales from the industrial thermal businesses, which recorded overall increases of 18.2 percent and 19.2 percent in the quarter and six months ended June 30, 2004, respectively. This improved performance resulted from higher sales of passive insulating products of approximately $1.2 million for the quarter and $2.5 million for the year to date, compared with the same periods of 2003. Active thermal products also had stronger sales performance compared with 2003; sales of these products were approximately $0.6 million and $1.1 million higher for the quarter and six months ended June 30, 2004, respectively.

Thermal/Acoustical operating income was $2.2 million for the quarter ended June 30, 2004, a decrease of $4.8 million or 68.9 percent from $7.0 million for the quarter ended June 30, 2003. For the six months ended June 30, 2004, segment operating income was $5.0 million, a decrease of $7.5 million or 59.9 percent from $12.5 million for the same period of 2003. Foreign currency translation increased segment operating income by approximately 0.4 percent and 1.1 percent for the quarter and six months ended June 30, 2004, respectively. Operating margin for the quarter and six months ended June 30, 2004 was 4.8 percent and 5.5 percent, respectively, compared with 15.3 percent and 13.8 percent for the quarter and six months ended June 30, 2003. The declines in operating income and margin for the quarter and six months ended June 30, 2004, compared with the same periods in the prior year, were related to several factors: (1) restructuring costs associated with closing of the Columbus operation of approximately $1.3 million for the quarter and $2.4 million year to date; (2) lower gross margin performance at the St. Johnsbury operation of approximately $1.6 million for the quarter and $2.6 million for the first six months of 2004 due to new product launch inefficiencies and the end of production of certain higher margin products; (3) lower gross margin performance at the operation in Germany of approximately $0.4 million for the quarter and $1.1 million year to date due to continued over capacity challenges that have created incremental costs for expedited freight, overtime labor, outsourcing and higher material costs due to increased scrap rates; and (4) operating losses at the new facility in France of approximately $0.8 million in the quarter and $1.4 million for the six months ended June 30, 2004 as the operation prepared for the transfer of production of certain parts from the operation in Germany. These negative impacts were partially offset by incremental gross margin contribution from the industrial thermal businesses of approximately $0.6 million and $1.3 million for the quarter and six months ended June 30, 2004, respectively, compared with the same periods in the prior year.

Filtration/Separation

Filtration/Separation net sales were $21.7 million for the quarter ended June 30, 2004, compared with $21.1 million for the second quarter of 2003, an increase of $0.6 million, or 2.8 percent. For the six months ended June 30, 2004, segment net sales were $42.4 million, an increase of $2.8 million, or 7.2 percent from $39.6 million for the six months ended June 30, 2003. Foreign currency translation increased segment net sales by approximately 1.9 percent and 3.4 percent for the quarter and six months ended June 30, 2004, respectively. The increase for the quarter and six-month periods was primarily related to increased sales of air and liquid filtration media of approximately $0.9 million and $2.6 million, respectively, on a constant currency basis, compared with the same periods in the prior year. This increase was primarily related to increased air filtration sales stemming from strong demand particularly in Taiwan and China. Vital Fluids sales were down $0.8 million and $1.1 million for the quarter and year to date, respectively, compared with the quarter and six months ended June 30, 2003 as lower sales of blood filtration products to original equipment manufacturers were partially offset by increased sales of blood transfusion and cell therapy products.

Filtration/Separation operating income was $4.3 million for the quarter ended June 30, 2004, compared with $2.8 million for the second quarter of 2003, an increase of $1.5 million, or 53.4 percent. For the six months ended June 30, 2004, segment operating income was $7.2 million, compared with $5.4 million for the same period of 2003, an increase of $1.8 million, or 31.9 percent. Foreign currency translation increased segment operating income by approximately 1.6 percent and 4.0 percent for the quarter and six months ended June 30, 2004, respectively. Operating margin for the quarter and six months ended June 30, 2004 was 19.8 percent and 16.9 percent, respectively, compared with 13.3 percent and 13.7 percent for the quarter and six months ended June 30, 2003. The strong improvement in operating income and margin performance for the quarter and six months ended June 30, 2004 was substantially related to improved gross margin from air and liquid filtration media sales of approximately $1.3 million and $2.0 million, respectively, on a constant currency basis, compared with the same periods of 2003. This improvement was largely driven by higher sales volume for these products that enabled manufacturing efficiencies to be leveraged to improve absorption of fixed overhead costs. Operating income for the quarter and six months ended June 30, 2003 was negatively impacted by costs of $0.3 million to consolidate the Vital Fluids’ operations. Including the impact of the prior year restructuring charges, Vital Fluids’ gross margin was flat for the second quarter and down approximately $0.6 million for the six months ended June 30, 2004, compared with the same periods in the prior year. Improved margins resulting from higher sales volume of blood transfusion and cell therapy products were offset in the quarter and more than offset for the six months ended June 30, 2004, compared with the same periods of 2003, by a reduction in gross profit from lower sales of blood filtration products. Additionally, selling and product development expenses were approximately $0.4 million higher across the segment related to increased focus on these initiatives for the six months ended June 30, 2004, compared with the first six months of 2003.

Other Products and Services

Other Products and Services net sales were $7.2 million for the quarter ended June 30, 2004, compared with $7.6 million for the second quarter of 2003, a decrease of $0.4 million, or 5.5 percent. For the six months ended June 30, 2004, segment net sales were $14.6 million, a decrease of $0.9 million, or 5.8 percent from $15.5 million for the six months ended June 30, 2003. The decrease in segment net sales for the quarter and six months ended June 30, 2004 was primarily related to lower revenues from the trucking operation of the transport business due to lower business volume from certain customers, which was partially offset by increased revenues from the warehouse distribution operations that continued to perform at improved capacity levels. The overall net sales decline for the transport businesses was approximately $0.4 million in the quarter and $1.0 million for the first six months of 2004, compared with the same periods in 2003.

Other Products and Services operating income decreased $0.2 million or 25.4 percent to $0.6 million for the quarter ended June 30, 2004, compared with $0.8 million for the second quarter of 2003. For the six months ended June 30, 2004 segment operating income was $1.1 million, a decrease of $0.3 million, or 18.3 percent, compared with $1.4 million for the first six months of 2003. Operating margin for the quarter and six months ended June 30, 2004 was 8.8 percent and 7.8 percent, respectively, compared with 11.2 percent and 9.0 percent for the same periods of 2003, respectively. The decrease in operating income and margin performance for the quarter and six months ended June 30, 2004, compared with the same periods in the prior year primarily related to lower operating income from specialty products of approximately $0.3 million for the quarter and year to date related to increased operating costs.

Liquidity and Capital Resources

Cash and cash equivalents were approximately $3.1 million as of June 30, 2004, compared with $3.0 million as of December 31, 2003. As of December 31, 2003, the Company held $2.5 million in restricted cash related to the leasing arrangement for the St. Nazaire facility. The restriction on the cash balance was removed during the first quarter of 2004. This cash was utilized to fund purchases of equipment at the St. Nazaire facility.

Working capital as of June 30, 2004 was $55.7 million, compared with $55.1 million as of December 31, 2003. Overall working capital remained relatively constant from the prior year end. Trade accounts receivable were substantially higher as of June 30, 2004, compared with December 31, 2003; however, this increase was offset by increases in trade accounts payable and other current liabilities related to ongoing operating activities.

Capital expenditures were $15.5 million for the first six months of 2004, compared with $8.0 million for the same period of 2003 (which included a payment for the purchase of certain foreign assets, not yet settled in cash as of December 31, 2002, of $1.6 million). The increase in capital spending was substantially related to equipment purchases of $6.9 million made during the first half of 2004 for the St. Nazaire facility. Based on current forecasts, the Company has adjusted its original estimate for its projected capital spending provided in the Annual Report on Form 10-K for the year ended December 31, 2003 from $24.0 million to approximately $28.0 million. The Company continues to invest in its core operations in line with expected demand for the Company’s products.

For the year ended December 31, 2003, the Company recognized pension cost of $2.4 million. For 2004, the Company reduced its discount rate from 6.75 percent to 6.25 percent. This will negatively impact 2004 pension cost; however, the effect of higher than expected plan asset returns and significant contributions during 2003 is expected to more than offset this impact. Pension cost for 2004 is currently estimated to be approximately $2.2 million, of which approximately $1.1 million has been recorded as of June 30, 2004. The funded status of the Company’s defined benefit pension plans is dependent upon many factors, including returns on invested assets, which are dependent on market conditions. Additionally, the low interest rate environment has caused a significant increase in the current liability for pension plans and consequently has increased funding requirements for most companies. In April 2004, the federal Pension Funding Equity Act (the “Act”) was enacted. The Act provides a two-year relief from the significant pension contribution requirements that have evolved from the low interest rates utilized to determine the current liability for pension plans. In its Annual Report on Form 10-K for the year ended December 31, 2003, the Company disclosed that pension funding for 2004 would approximate $1.7 million. The relief provided under the Act reduces the Company’s estimated required contributions for 2004 to approximately $0.1 million, with no quarterly funding requirements. The Company may, at its discretion, fund in excess of the minimum requirement, however no decision has been made to do so at this time.

The Company amended its $50 million domestic revolving credit facility on July 27, 2004, in accordance with the terms and conditions contained under the agreement related to amendments. This amendment addressed the Company’s failure to meet the financial covenant described in Section 6.16 “Minimum EBITDA” of the credit agreement for the period ended June 30, 2004 and provides the Company additional flexibility with respect to this financial covenant for the periods ending September 30, 2004 and December 31, 2004. The credit agreement continues to have the same maturity date of September 30, 2005 and, other than this modification, all terms and conditions of the credit agreement previously in place remain in force.

The financial covenant of the credit agreement that was amended is described in the table below. For a complete description of the credit agreement, including all restrictive and financial covenants, please refer to the amended and restated credit agreement filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 7, 2003 and the executed amendment filed as Exhibit 10.1 to this report.

Covenant Number	Covenant Description	Previous Requirement	Amended Requirement
6.16	Minimum EBITDA	Not less than $22,000,000 for prior trailing four fiscal quarters	Not less than $18,000,000 for the prior trailing four fiscal quarters ending June 30, September 30, and December 31, 2004; thereafter not less than $22,000,000 for the prior trailing four fiscal quarters.

The Company was in compliance with all restrictive and financial covenants contained in the credit agreement, as amended, as of June 30, 2004.

As of June 30, 2004, the Company had unused borrowing capacity of approximately $43.0 million under various credit facilities. Management believes that the Company’s cash and cash equivalents, operating cash flow and unused borrowing capacity as of June 30, 2004 are sufficient to meet current and anticipated requirements for the foreseeable future.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the quarter or six months ended June 30, 2004.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in market risks from those disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, conducted an evaluation as of June 30, 2004 of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Sarbanes-Oxley Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act of 2002 (the “Act”) will require the Company to include an internal control report from management in its Annual Report on Form 10-K for the year ended December 31, 2004 and in subsequent Annual Reports thereafter. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting, (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company’s internal control over financial reporting, (3) management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, including a statement as to whether or not internal control over financial reporting is effective, and (4) a statement that the Company’s independent auditors have issued an attestation report on management’s assessment of internal control over financial reporting.

Management acknowledges its responsibility for establishing and maintaining internal controls over financial reporting and seeks to continually improve those controls. In addition, in order to achieve compliance with Section 404 of the Act within the required timeframe, the Company has been conducting a process to document and evaluate its internal controls over financial reporting since 2003. In this regard, the Company has dedicated internal resources, engaged outside consultants and adopted a detailed work plan to: (i) assess and document the adequacy of internal control over financial reporting; (ii) take steps to improve control processes where required; (iii) validate through testing that controls are functioning as documented; and (iv) implement a continuous reporting and improvement process for internal control over financial reporting. The Company believes its process for documenting, evaluating and monitoring its internal control over financial reporting is consistent with the objectives of Section 404 of the Act.

During the first six months of 2004, the Company commenced testing of its internal controls. The Company’s documentation and testing to date have identified certain gaps in the documentation, design and effectiveness of internal controls over financial reporting that the Company is in the process of remediating. Given the risks inherent in the design and operation of internal controls over financial reporting, the Company can provide no assurance as to its, or its independent auditor’s conclusions at December 31, 2004 with respect to the effectiveness of its internal controls over financial reporting.

It should be noted that any system of controls, however well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system are met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events. Because of these and other inherent limitations of control systems, there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 18, 2003, a lawsuit was filed in the Superior Court in Hartford, Connecticut by the Company against its former Chief Financial Officer, Walter A. Ruschmeyer. For further information regarding this lawsuit refer to the Company’s Report on Form 8-K filed on June 21, 2004 and the “Overview and Outlook” section of Part 1, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in this report.

Item 2. Changes in Securities, Use of Proceeds and Issuer Purchases of Equity Securities

In August 2003, the Company’s Board of Directors approved a Stock Repurchase Program (the “Repurchase Program”) to mitigate the potentially dilutive effects of stock options and shares of restricted and unrestricted stock granted by the Company. Under the approved Repurchase Program, shares may be purchased by the Company up to the quantity of shares underlying options and other equity-based awards granted after January 1, 2003 under shareholder approved plans. The Company intends to take advantage of the safe harbor protections afforded by Rule 10b-18 promulgated under the Exchange Act, and to engage in future repurchase activity in accordance with the provisions of the Exchange Act. The table below sets forth information with respect to shares of common stock repurchased by the Company during the quarter ended June 30, 2004.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Shares/Options Issued Under Shareholder Approved Plans	Maximum Number of Shares Remaining Available for Purchase Under the Plans or Programs
April 1, 2004					306,197
April 1, 2004 –April 30, 2004	—	—	—	26,600	332,797
May 1, 2004 – May 31, 2004	84,000	$9.33	84,000	—	248,797
June 1, 2004 – June 30, 2004	12,000	$8.97	12,000	9,832	246,629

Total for the quarter ended June 30, 2004	96,000	$9.29	96,000	36,432	246,629

Item 5. Other Information

On July 29, 2004, the Company issued a press release announcing that after 30 years of service as a director of Lydall and its predecessors, Roger Widmann, Chairman, retired from the Board of Directors of Lydall.

Item 6. Exhibits and Reports on Form 8-K

a.	Exhibits

3.1	Certificate of Incorporation of the Registrant, as amended through March 12, 2004, consisting of: (i) Restated Certificate of Incorporation of the Registrant, dated as of May 12, 1993; (ii) Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated as of August 14, 1995; and (iii) Certificate of Designation of Board of Directors Classifying and Designating a Series of Preferred Stock as Series A Junior Participating Preferred Stock and Fixing Distribution and Other Preferences and Rights of Such Series, dated as of May 20, 1999, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

10.1	Amendment dated as of July 27, 2004 to the Credit Agreement dated as of July 14, 1999, amended and restated as of May 13, 2002 and amended and restated as of August 29, 2003, filed herewith.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

b.	Reports on Form 8-K

On April 20, 2004, a Report on Form 8-K was furnished pursuant to Item 12 “Results of Operations and Financial Condition” to disclose the issuance of a press release setting forth the Company’s financial results for the first quarter ended March 31, 2004. The report contained an Exhibit furnished under Item 7 “Financial Statements and Exhibits,” which was the Company’s press release dated April 20, 2004 (such press release is not incorporated by reference herein or deemed “filed” within the meaning of Section 18 of the Securities Exchange Act of 1934).

On April 28, 2004, a Report on Form 8-K was filed pursuant to Item 5 “Other Events and Regulation FD Disclosure” to disclose the issuance of a press release announcing that John J. Krawczynski was appointed Controller and Principal Accounting Officer of Lydall, Inc. and that stockholders elected ten directors to serve until the Company’s next annual meeting in 2005.

On June 21, 2004, a Report on Form 8-K was filed pursuant to Item 5 “Other Events and Regulation FD Disclosure” to disclose the issuance of a press release advising that the Company’s Board of Directors appointed a Special Committee to investigate allegations made by its former CFO.

On July 28, 2004, a Report on Form 8-K was filed pursuant to Item 5 “Other Events and Regulation FD Disclosure” to disclose the issuance of a press release advising on the results of the Special Committee’s investigation into allegations made by the Company’s former CFO.

On July 30, 2004, a Report on Form 8-K was furnished pursuant to Item 12 “Results of Operations and Financial Condition” to disclose the issuance of a press release setting forth the Company’s financial results for the second quarter ended June 30, 2004. The report contained an Exhibit furnished under Item 7 “Financial Statements and Exhibits,” which was the Company’s press release dated July 30, 2004 (such press release is not incorporated by reference herein or deemed “filed” within the meaning of Section 18 of the Securities Exchange Act of 1934).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

August 6, 2004	By:	/s/ JOHN J. KRAWCZYNSKI
John J. Krawczynski Controller (On behalf of the Registrant and as Principal Accounting Officer)

LYDALL, INC.

Index to Exhibits

Exhibit Number
3.1	Certificate of Incorporation of the Registrant, as amended through March 12, 2004, consisting of: (i) Restated Certificate of Incorporation of the Registrant, dated as of May 12, 1993; (ii) Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated as of August 14, 1995; and (iii) Certificate of Designation of Board of Directors Classifying and Designating a Series of Preferred Stock as Series A Junior Participating Preferred Stock and Fixing Distribution and Other Preferences and Rights of Such Series, dated as of May 20, 1999, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

10.1	Amendment dated as of July 27, 2004 to the Credit Agreement dated as of July 14, 1999, amended and restated as of May 13, 2002 and amended and restated as of August 29, 2003, filed herewith.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.