Form 10-Q
period 2004-09-30
LYDALL INC /DE/
filed 2004-11-09
CIK 60977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock $.10 par value per share. Total shares outstanding November 2, 2004	16,120,288

LYDALL, INC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements

LYDALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30, 2004	December 31, 2003
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,112	$3,008
Restricted cash	—	2,516
Accounts receivable, net	50,209	40,804
Income taxes receivable	861	1,157
Inventories:
Raw materials	11,967	10,212
Work in process	17,254	16,237
Finished goods	12,472	11,278

Total inventories	41,693	37,727
Prepaid expenses and other current assets	4,744	4,669
Deferred tax assets	4,359	3,188

Total current assets	103,978	93,069
Property, plant and equipment, at cost	197,818	175,270
Accumulated depreciation	(92,217)	(84,242)

	105,601	91,028
Other assets, net	38,387	42,135

Total assets	$247,966	$226,232

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,690	$4,951
Accounts payable	27,896	20,692
Accrued taxes	827	364
Accrued payroll and other compensation	5,350	3,326
Deferred revenue	2,799	3,715
Other accrued liabilities	7,666	4,905

Total current liabilities	49,228	37,953
Long-term debt	31,107	21,026
Deferred tax liabilities	13,445	12,658
Pension and other long-term liabilities	12,092	10,999

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	2,246	2,237
Capital in excess of par value	45,439	44,687
Unearned compensation	(575)	(912)
Retained earnings	164,641	163,944
Accumulated other comprehensive loss	(5,171)	(4,718)

	206,580	205,238
Treasury stock, at cost	(64,486)	(61,642)

Total stockholders’ equity	142,094	143,596

Total liabilities and stockholders’ equity	$247,966	$226,232

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In Thousands Except Per Share Data)

	Quarter Ended September 30,
	2004	2003
	(Unaudited)
Net sales	$70,344	$63,825
Cost of sales	56,662	48,890

Gross margin	13,682	14,935
Selling, product development and administrative expenses	14,957	11,757

Operating (loss) income	(1,275)	3,178
Interest expense	207	209
Other expense, net	33	4

(Loss) Income from continuing operations before income taxes	(1,515)	2,965
Income tax (benefit) expense	(630)	1,062

(Loss) Income from continuing operations	(885)	1,903
Discontinued operations:
Loss on disposal of discontinued segments, net of tax benefit of $481	—	(819)

Loss from discontinued operations	—	(819)

Net (loss) income	$(885)	$1,084

Basic (loss) earnings per common share:
Continuing operations	$(.06)	$.12
Discontinued operations	—	(.05)

Net (loss) income	$(.06)	$.07

Diluted (loss) earnings per common share:
Continuing operations	$(.06)	$.12
Discontinued operations	—	(.05)

Net (loss) income	$(.06)	$.07

Weighted average common shares outstanding	16,044	16,104
Weighted average common shares and equivalents outstanding	16,044	16,283

Net (loss) income	$(885)	$1,084
Other comprehensive income, before tax:
Foreign currency translation adjustments	1,531	605
Unrealized (loss) gain on derivative instruments	(11)	51

Other comprehensive income, before tax	1,520	656
Income tax expense related to other comprehensive income	(532)	(230)

Other comprehensive income, net of tax	988	426

Comprehensive income	$103	$1,510

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(In Thousands Except Per Share Data)

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
Net sales	$216,814	$208,274
Cost of sales	172,327	156,825

Gross margin	44,487	51,449
Selling, product development and administrative expenses	42,628	38,030

Operating income	1,859	13,419
Interest expense	883	748
Other expense (income), net	58	(20)

Income from continuing operations before income taxes	918	12,691
Income tax expense	221	4,544

Income from continuing operations	697	8,147
Discontinued operations:
Loss on disposal of discontinued segments, net of tax benefit of $481	—	(819)

Loss from discontinued operations	—	(819)

Net income	$697	$7,328

Basic earnings per common share:
Continuing operations	$.04	$.51
Discontinued operations	—	(.05)

Net income	$.04	$.46

Diluted earnings per common share:
Continuing operations	$.04	$.50
Discontinued operations	—	(.05)

Net income	$.04	$.45

Weighted average common shares outstanding	16,094	16,088
Weighted average common shares and equivalents outstanding	16,177	16,172

Net income	$697	$7,328
Other comprehensive (loss) income, before tax:
Foreign currency translation adjustments	(751)	3,525
Unrealized gain (loss) on derivative instruments	54	(46)

Other comprehensive (loss) income, before tax	(697)	3,479
Income tax benefit (expense) related to other comprehensive (loss) income	244	(1,218)

Other comprehensive (loss) income, net of tax	(453)	2,261

Comprehensive income	$244	$9,589

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30,
	2004	2003
	(Unaudited)
Cash flows from operating activities:
Net income	$697	$7,328
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,437	9,717
Deferred income taxes	(489)	3,611
Loss on disposal of discontinued segments	—	819
Amortization of unearned compensation	337	—
Loss on disposal of fixed assets	564	360
Changes in operating assets and liabilities:
Accounts receivable	(9,464)	(4,187)
Inventories	(4,367)	(3,449)
Prepaid expenses and other assets	3,556	264
Accounts payable	7,257	1,651
Accrued payroll and other compensation	2,033	(2,001)
Other	3,895	2,529
Contributions to pension plans	(40)	(2,004)

Total adjustments	15,719	7,310

Net cash provided by operating activities	16,416	14,638

Cash flows from investing activities:
Capital expenditures	(21,506)	(12,837)
Release of restricted cash	2,516	—
Proceeds from disposal of discontinued segments	—	127

Net cash used for investing activities	(18,990)	(12,710)

Cash flows from financing activities:
Debt proceeds	42,605	49,860
Debt payments	(38,614)	(53,347)
Common stock repurchased	(2,844)	—
Common stock issued	761	681

Net cash provided by (used for) financing activities	1,908	(2,806)

Effect of exchange rate changes on cash	(230)	303

Decrease in cash and cash equivalents	(896)	(575)
Cash and cash equivalents at beginning of period	3,008	2,596

Cash and cash equivalents at end of period	$2,112	$2,021

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying condensed consolidated financial statements include the accounts of Lydall, Inc. and its subsidiaries (collectively, “Lydall,” the “Company” or the “Registrant”). All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated financial statements have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s annual financial statements for the year ended December 31, 2003, except as disclosed herein. The year-end condensed consolidated balance sheet was derived from the December 31, 2003 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Management believes that all adjustments, which include only normal recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods reported, have been included. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. Certain prior-year components of the condensed consolidated financial statements have been reclassified to be consistent with current period presentation. As described in Note 6, the accompanying December 31, 2003 condensed consolidated balance sheet has been restated to reflect the change in accounting for inventory from the last-in, first-out method to the first-in, first-out method.

2.	Basic and diluted earnings per common share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share” (FAS 128). Basic earnings per share are equal to income from continuing operations and net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are equal to income from continuing operations and net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock options and stock awards, where such effect is dilutive. The Company had a loss from continuing operations and an overall net loss for the quarter ended September 30, 2004; therefore, in accordance with the provisions of FAS 128, no potentially dilutive shares are included in the calculations of diluted loss per share for the quarter ended September 30, 2004, as such inclusion would be antidilutive.

	Quarter Ended September 30, 2004			Quarter Ended September 30, 2003
	(Unaudited)			(Unaudited)
In thousands except per share amounts	Loss from Continuing Operations	Average Shares	Per Share Amount	Income from Continuing Operations	Average Shares	Per Share Amount
Basic (loss) earnings per share	$(885)	16,044	$(.06)	$1,903	16,104	$.12
Effect of dilutive stock options	—	—	—	—	179	—

Diluted (loss) earnings per share	$(885)	16,044	$(.06)	$1,903	16,283	$.12

	Net Loss	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount
Basic (loss) earnings per share	$(885)	16,044	$(.06)	$1,084	16,104	$.07
Effect of dilutive stock options	—	—	—	—	179	—

Diluted (loss) earnings per share	$(885)	16,044	$(.06)	$1,084	16,283	$.07

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Nine Months Ended September 30, 2004			Nine Months Ended September 30, 2003
	(Unaudited)			(Unaudited)
In thousands except per share amounts	Income from Continuing Operations	Average Shares	Per Share Amount	Income from Continuing Operations	Average Shares	Per Share Amount
Basic earnings per share	$697	16,094	$.04	$8,147	16,088	$.51
Effect of dilutive stock options	—	83	—	—	84	(.01)

Diluted earnings per share	$697	16,177	$.04	$8,147	16,172	$.50

	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount
Basic earnings per share	$697	16,094	$.04	$7,328	16,088	$.46
Effect of dilutive stock options	—	83	—	—	84	(.01)

Diluted earnings per share	$697	16,177	$.04	$7,328	16,172	$.45

3.	The Company has stock option plans under which employees and directors have options to purchase Common Stock. The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans. Accordingly, compensation cost is not recognized in the financial statements on the grant date or over the life of the stock options as the exercise price is set on the date of the grant and is not less than the fair market value per share on that date. Restricted share grants are expensed over the vesting period of the award. The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” (FAS 123) and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Statement of Financial Accounting Standards No. 123,” which require the disclosure of pro forma effects on net income and earnings per share as if compensation cost had been recognized based upon the fair value method at the date of grant for options awarded.

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables illustrate the effect on net income and earnings per share as if the Black-Scholes fair value method had been applied to the Company’s stock based compensation. The following weighted-average assumptions were used for grants during the nine months ended September 30, 2004 and 2003: zero dividend yield for both periods; expected volatility of 48 percent and 53 percent, respectively; risk-free interest rates of 4.6 percent and 3.9 percent, respectively; and an expected 7 year life for both periods. There were no grants issued during the quarter ended September 30, 2004.

In thousands except per share amounts	Quarter Ended September 30, 2004	Quarter Ended September 30, 2003
	(Unaudited)	(Unaudited)
Net (loss) income – as reported	$(885)	$1,084
Add: Stock-based employee compensation expense included in net (loss) income, net of related tax effects	48	82
Less: Total stock-based employee compensation expense under FAS 123, using the fair value method, net of related tax effects	(473)	(498)

Net (loss) income – pro forma	$(1,310)	$668

Basic (loss) earnings per common share:
Net (loss) income – as reported	$(.06)	$.07
Net (loss) income – pro forma	$(.08)	$.04
Diluted (loss) earnings per common share:
Net (loss) income – as reported	$(.06)	$.07
Net (loss) income – pro forma	$(.08)	$.04

In thousands except per share amounts	Nine Months Ended September 30, 2004	Nine Months Ended September 30, 2003
	(Unaudited)	(Unaudited)
Net income – as reported	$697	$7,328
Add: Stock-based employee compensation expense included in net income, net of related tax effects	216	82
Less: Total stock-based employee compensation expense under FAS 123, using the fair value method, net of related tax effects	(1,518)	(1,325)

Net (loss) income – pro forma	$(605)	$6,085

Basic earnings (loss) per common share:
Net income – as reported	$.04	$.46
Net (loss) income – pro forma	$(.04)	$.38
Diluted earnings (loss) per common share:
Net income – as reported	$.04	$.45
Net (loss) income – pro forma	$(.04)	$.38

4.	Total goodwill included in “Other assets, net” in the Condensed Consolidated Balance Sheets was $30.9 million as of September 30, 2004 and December 31, 2003. As of September 30, 2004 and December 31, 2003, $26.2 million of goodwill was attributed to operations in the Thermal/Acoustical Segment and $4.7 million was attributed to operations in the Filtration/Separation Segment. There were no impairments or dispositions of goodwill during the quarter or nine months ended September 30, 2004.

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other assets, net” in the Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003:

In thousands	September 30, 2004		December 31, 2003
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Unaudited)	(Unaudited)
Amortized intangible assets:
Customer lists	$180	$(178)	$180	$(133)
License agreements	377	(145)	377	(122)
Patents	698	(304)	649	(264)
Non-compete agreements	145	(86)	145	(64)
Other	43	(7)	31	(5)

Total amortized intangible assets	$1,443	$(720)	$1,382	$(588)

Unamortized intangible assets:
Trademarks	$450		$450

Amortization expense related to intangible assets was $44 thousand and $132 thousand for the quarter and nine months ended September 30, 2004, respectively, and $42 thousand and $132 thousand for the quarter and nine months ended September 30, 2003, respectively.

The following table presents estimated amortization expense for intangible assets for each of the next five years:

In thousands	2004	2005	2006	2007	2008
Estimated amortization expense	$200	$150	$100	$100	$100

5.	In the first quarter of 2004, the Company began the consolidation of the Columbus operation into other Lydall automotive facilities. This consolidation is expected to improve flexibility, lower costs and leverage overall capacity of existing facilities more effectively. The Company initiated the process of transferring equipment and product lines during the first quarter of 2004 and expects to substantially complete these restructuring activities by the end of the year.

Pretax costs for the restructuring program by type and segment were as follows:

In thousands	Severance and Related Costs	Accelerated Depreciation	Facility Exit and Move Costs	Total
Total estimated costs *	$900	$2,200	$2,000	$5,100
Costs incurred during the quarter ended December 31, 2003	—	(272)	—	(272)
Costs incurred during the six months ended June 30, 2004	(612)	(1,288)	(860)	(2,760)
Costs incurred during the quarter ended September 30, 2004	(164)	(537)	(665)	(1,366)

Estimated remaining costs as of September 30, 2004	$124	$103	$475	$702

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

*	The following amounts were adjusted as of June 30, 2004 related to changes in expected project costs: Estimated Severance and Related Costs decreased by $0.2 million; Estimated Accelerated Depreciation decreased by $0.2 million; and Estimated Facility Exit and Move Costs increased by $0.6 million. These changes resulted in an overall increase in estimated restructuring costs of approximately $0.2 million.

In thousands	Thermal/ Acoustical	Reconciling Items	Total
Total estimated costs	$4,400	$700	$5,100
Costs incurred through September 30, 2004	(3,746)	(652)	(4,398)

Estimated remaining costs as of September 30, 2004	$654	$48	$702

Accrued restructuring costs were as follows:

In thousands	Severance and Related Costs
Balance as of June 30, 2004	$466
Additions	392
Accrual adjustments *	(238)
Cash payments	(151)

Balance as of September 30, 2004	$469

*	Accrual adjustments made during the quarter ended September 30, 2004 related to employee turnover that reduced expected severance requirements.

Costs incurred, other than severance, have been expensed as incurred. Total pretax project costs through September 30, 2004 were $4.4 million, of which $4.2 million had been charged to cost of sales and $0.2 million was charged to administrative expense. In addition to these pretax charges, a tax charge of $0.5 million was recorded in the fourth quarter of 2003 related to the write-off of deferred tax assets that are not expected to be realized as a result of the restructuring.

Approximately 90 percent of restructuring costs are expected to be recorded in cost of sales and 10 percent are expected to be recorded in selling, product development and administrative expenses. The remaining charges detailed above are expected to be recorded or accrued throughout 2004 and 2005, in accordance with the provisions of Statement of Financial Accounting Standards No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.”

6.	Effective January 1, 2004, the Company changed its method for inventory costing from the last-in, first-out (LIFO) cost method to the first-in, first-out (FIFO) cost method for those operations that were using the LIFO cost method. This change in accounting method was made to provide better matching of revenues and expenses. The accounting change has been made by restating prior years’ financial statements for all periods presented. Before the restatement for the change in cost method, operations using the LIFO cost method comprised approximately 18 percent of the Company’s inventories as of December 31, 2003. As a result of this change, inventories as of December 31, 2003 were increased by $0.4 million. There was no effect on the results of operations or cash flows for the quarter or nine months ended September 30, 2003 as a result of the restatement of the financial statements related to the change in accounting method.

7.

In December 2003, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 132, “Employers’ Disclosures about Pensions and Other Postretirement Benefits (revised 2003)” (FAS 132R). FAS 132R requires additional annual and interim disclosures about pension plans and other postretirement benefit plans. As of September 30, 2004, the Company maintains three defined benefit

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

pension plans that cover the majority of domestic Lydall employees. The pension plans are noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan.

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2004	2003	2004	2003
Components of net periodic benefit cost:
Service cost	$441	$382	$1,298	$1,078
Interest cost	543	506	1,631	1,512
Expected return on assets	(574)	(405)	(1,722)	(1,215)
Amortization of:
Transition asset	—	(4)	—	(12)
Prior service cost	1	—	1	2
Unrecognized actuarial loss	167	176	501	530

Net periodic benefit cost	$578	$655	$1,709	$1,895

In April 2004, the Pension Funding Equity Act (the “Act”) was enacted. The Act provides a two-year relief from the significant pension contribution requirements that have evolved from the low interest rates utilized to determine the current liability for pension plans. In its Annual Report on Form 10-K for the year ended December 31, 2003, the Company disclosed that pension funding for 2004 would approximate $1.7 million. The relief provided under the Act reduced the Company’s estimated required contributions for 2004 to approximately $0.1 million. The Company contributed $40 thousand to its defined benefit pension plans during the quarter ended September 30, 2004 and has contributed an additional $60 thousand during the fourth quarter of 2004, which fully satisfies the minimum contribution requirements for 2004.

8.	The Company amended its $50 million domestic revolving credit facility on July 27, 2004, in accordance with the terms and conditions contained under the agreement related to amendments. This amendment addressed the Company’s failure to meet the financial covenant described in Section 6.16 “Minimum EBITDA” of the credit agreement for the period ended June 30, 2004 and provides the Company additional flexibility with respect to this financial covenant for the periods ending September 30, 2004 and December 31, 2004. The credit agreement continues to have the same maturity date of September 30, 2005 and, other than this modification, all terms and conditions of the credit agreement previously in place remain in force. The Company was in compliance with all restrictive and financial covenants contained in the credit agreement, as amended, as of September 30, 2004.

9.	In September 2004, the Company finalized the capital lease arrangement related to the building and land of the new automotive facility in St. Nazaire, France. The Company has recorded $6.1 million for the related assets and capital lease obligation, included in long-term debt, in its Condensed Consolidated Balance Sheet as of September 30, 2004. These amounts represent non-cash investing and financing activity and, accordingly, were not reflected in the Condensed Consolidated Statement of Cash Flows for the period ended September 30, 2004.

10.	The Company’s effective tax rates for the quarter and nine months ended September 30, 2004 were 41.6 percent and 24.1 percent, respectively, compared with 35.8 percent for each of the same periods of 2003. The change in the effective rate for the quarter and year to date was primarily related to the effect of permanent tax benefit items. These permanent tax benefit items are expected to be at similar or higher levels than in the prior year; however, due to the Company’s lower pretax earnings this year, such items have a more significant impact on the effective tax rate.

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s estimated effective tax rates for the quarter and nine months ended September 30, 2004 were determined based on actual year-to-date results, while the comparable periods of 2003 were based on an estimated full-year effective tax rate. Due to the Company’s lower pretax earnings this year, a relatively small change in either the Company’s projected earnings for the year or in its projected permanent tax benefits for the year could result in a significant change in the estimated full-year effective tax rate, therefore a reliable estimate of the full year effective tax rate can not be made as of September 30, 2004. The approach of using the actual year-to-date 2004 effective tax rate is in accordance with Financial Accounting Standards Board Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” which provides that using the actual year-to-date effective tax rate may be the best estimate of the annual effective tax rate in situations where an estimated full-year effective tax rate can not be reliably estimated.

11.	Lydall’s reportable segments are: Thermal/Acoustical and Filtration/Separation. All other products are aggregated in Other Products and Services. Reconciling Items include Corporate Office operating expenses and intercompany eliminations. For a full description of each segment, refer to Item 1 and the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003. The table below presents net sales and operating income by segment for the quarter and nine months ended September 30, 2004 and 2003:

In thousands Quarter Ended	Thermal/ Acoustical	Filtration/ Separation	Other Products and Services	Reconciling Items	Consolidated Totals
September 30, 2004
Net sales	$44,446	$18,818	$7,524	$(444)	$70,344
Operating income (loss)	$1,412	$2,518	$655	$(5,860)	$(1,275)

September 30, 2003
Net sales	$40,097	$17,144	$6,975	$(391)	$63,825
Operating income	$4,729	$2,012	$307	$(3,870)	$3,178

In thousands Nine Months Ended	Thermal/ Acoustical	Filtration/ Separation	Other Products and Services	Reconciling Items	Consolidated Totals
September 30, 2004
Net sales	$134,803	$61,254	$22,166	$(1,409)	$216,814
Operating income	$6,403	$9,692	$1,802	$(16,038)	$1,859

September 30, 2003
Net sales	$130,446	$56,741	$22,511	$(1,424)	$208,274
Operating income	$17,183	$7,450	$1,713	$(12,927)	$13,419

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Factors That May Affect Future Results

In the interest of more meaningful disclosure, Lydall and its management make statements regarding the future outlook of the Company, which constitute “forward-looking statements” under the securities laws. These forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company, based on assumptions and estimates currently believed to be valid. Forward-looking statements are included under the “Overview and Outlook” section of this Item and elsewhere within this report and are generally identified through the use of language such as “believe,” “expect,” “may,” “plan,” “project,” “estimate,” “anticipate” and other words of similar meaning in connection with the discussion of future operating or financial performance. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Some of the factors that might cause such a difference include risks and uncertainties that are detailed in Note 16 and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Overview and Outlook

We believe Lydall’s thermal/acoustical and filtration/separation businesses are in markets that present good growth opportunities and we expect the businesses to grow over the long term, primarily through the introduction of new products and penetration of new markets.

The Company has continued the process of closing its Columbus operation and consolidating it into other domestic automotive facilities. The Company has incurred total pretax restructuring costs of $4.4 million related to the consolidation, $1.4 million of which were recorded in the third quarter of 2004. The expected remaining costs to be incurred during the fourth quarter of 2004 and in 2005 are approximately $0.7 million. In addition, the new automotive facility in France has been completed and the transfer of production of certain parts from the operation in Germany began during the second quarter and is expected to be completed by the end of the year. While costs associated with these initiatives will negatively impact the Company’s results in the near term, such actions are expected to have long-term benefits.

On July 18, 2003, a lawsuit was filed in the Superior Court in Hartford, Connecticut by the Company against a former employee. On November 2, 2004, the Connecticut Superior Court rendered its decision on this matter. In its decision, the Court fully sustained the Company’s claims against the former employee and ordered that an additional hearing be held at which it would consider the former employee’s liability to the Company for actual damages, punitive damages and payment of the Company’s attorney fees. This decision is subject to possible appeal. At this time, the Company cannot determine the amount of potential reimbursement it may receive for damages and legal fees nor can it estimate the potential costs associated with an appeal should it occur. However, these matters may have a material impact on the future results of operations and cash flows of the Company. During the quarter and nine months ended September 30, 2004, the Company recorded pretax charges of approximately $0.4 million and $1.2 million, respectively, associated with a contractual obligation to advance certain legal fees and expenses incurred by the former employee and other legal fees incurred by the Company related to this matter.

Similar to other public companies, Lydall is continuing to complete internal projects in order to comply with the requirements of Section 404 of the Sarbanes-Oxley Act. These projects require the Company to devote internal resources and incur substantial costs related to the use of external consultants. Lydall will continue its process to achieve compliance with all aspects of Section 404 of the Sarbanes-Oxley Act throughout the remainder of the year. The Company has incurred approximately $2.2 million in external audit and consulting costs during the first nine months of 2004 related to this initiative and expects to incur approximately $1.2 million in additional external audit and consulting costs during the remainder of the year. The continued impact of these costs in the short and long term may have a material impact on the results of operations and cash flows of the Company.

In the third quarter of 2004, the Company recorded a pretax charge of $0.5 million related to a reserve for the remaining balance of the note receivable associated with the sale of certain assets of the fiberboard operation in 2001. This amount was reserved for as the Company believes that the purchaser does not have the financial ability to pay the amounts owed to the Company at the present time. The purchaser is currently attempting to acquire financing through various sources; however, the probability of its success is not able to be determined at this time. If the purchaser is successful in acquiring additional financing, some, or all, of the amount reserved for may be paid to the Company at a future date.

The American Jobs Creation Act of 2004 was enacted on October 22, 2004. This Act contains a number of modifications to existing tax laws that may have a significant impact to the Company, including the repeal of Extraterritorial Income Tax benefits on qualifying export sales and the implementation of a new deduction for domestic production activities income. The impact of these provisions on the effective income tax rate for the Company for future tax periods has not yet been determined, but may have a material impact on the results of operations and cash flows of the Company.

Results of Operations

Net Sales

The Company recorded net sales of $70.3 million in the third quarter of 2004, compared with $63.8 million for the same quarter of 2003, an increase of $6.5 million, or 10.2 percent. For the nine months ended September 30, 2004, net sales totaled $216.8 million, an increase of $8.5 million or 4.1 percent from $208.3 million for the nine months ended September 30, 2003. Foreign currency translation, which was primarily related to a stronger Euro during the nine months ended September 30, 2004, compared with the same period of 2003, increased net sales by approximately 2.6 percent and 2.8 percent for the quarter and nine months ended September 30, 2004, respectively. The increase in net sales for the quarter and nine-month periods, compared with the same periods of 2003, was primarily the result of increased sales from the industrial thermal businesses of $1.3 million and $4.8 million, respectively, and increased sales of filtration media of $1.5 million and $4.1 million, respectively, on a constant currency basis. Automotive sales increased for the quarter by $1.9 million on a constant currency basis, which also contributed to the overall increase in net sales compared with the third quarter of 2003; however, for the nine months ended September 30, 2004 automotive sales declined by $4.5 million, after excluding the favorable impact of foreign currency translation, compared with the same period of 2003. Additionally, Vital Fluids sales were lower by $1.2 million for the year to date, compared with the same period of 2003, which partially offset the overall increase in net sales for the nine months ended September 30, 2004, compared with the same period of 2003.

Gross Margin

For the quarter and nine months ended September 30, 2004, gross margin was $13.7 million and $44.5 million, respectively, compared with $14.9 million and $51.4 million for the same periods of 2003. Gross margin as a percentage of net sales was 19.5 percent for the third quarter of 2004 compared with 23.4 percent for the same quarter of 2003; and 20.5 percent and 24.7 percent for the nine months ended September 30, 2004 and 2003, respectively. The overall decrease in gross margin for the quarter and nine months ended September 30, 2004 was primarily attributable to restructuring costs included in cost of sales related to the closure of the Columbus operation and the transfer of production to the Company’s other domestic automotive facilities of approximately $1.3 million and $3.9 million, respectively; and lower gross margin performance related to transitional operating costs incurred as part of consolidating the domestic automotive facilities and continued new product launch inefficiencies at the St. Johnsbury operation aggregating approximately $2.0 million and $6.4 million, respectively. For the quarter ended September 30, 2004, gross margin was favorably impacted by incremental contribution of $0.5 million from European automotive operations, compared with the same period of 2003, related to higher sales volumes; however, for the nine months ended September 30, 2004, European automotive operations had negative gross margin performance related to the ramp-up of the new automotive plant in France and production inefficiencies at the operation in Germany related to continued over-capacity challenges aggregating approximately $1.3 million, compared with the same period of the prior year. These reductions in gross margin were partially offset by improved gross profit from filtration media sales of approximately $1.1 million and $3.3 million for the quarter and nine months ended September 30, 2004, respectively, compared with the same periods of 2003. Additionally, the industrial thermal businesses provided approximately $0.5 million and $1.8 million of incremental gross profit for the quarter and nine-month periods of 2004, respectively, compared with the same periods of 2003.

Selling, Product Development and Administrative Expenses

For the quarter and nine months ended September 30, 2004, selling, product development and administrative expenses were $15.0 million and $42.6 million compared with $11.8 million and $38.0 million for the same periods of 2003, respectively. Selling, product development and administrative expenses were 21.3 percent of net sales for the quarter ended September 30, 2004, compared with 18.4 percent in the third quarter of 2003; and 19.7 percent for the first nine months of 2004, compared with 18.3 percent for the first nine months of 2003. Selling, product development and administrative expenses for the quarter and nine months ended September 30, 2004 were negatively impacted by several significant items: (1) incremental consulting costs compared with 2003 related to Sarbanes-Oxley Section 404 compliance efforts of approximately $0.9 million and $1.6 million, respectively; (2) legal expenses associated with the contractual obligation to advance certain legal costs incurred by a former employee in connection with litigation by the Company against the former employee, legal expenses of the Special Committee appointed by the Board of Directors to investigate allegations made by this former employee and other legal costs of the Company related to these matters aggregating $0.7 million and $1.8 million, respectively; (3) incremental selling, product development and administrative expenses for the new St. Nazaire facility related to the start-up operations of approximately $0.2 million and $0.8 million, respectively; (4) a net increase in bonus expense of $0.8 million and $0.4 million, respectively; and (5) $0.5 million for the quarter and nine months ended September 30, 2004 related to a reserve recorded for the remaining balance of the note receivable associated with the sale of certain assets of the fiberboard operation in 2001. During the first nine months of 2003, charges of approximately $1.1 million were incurred for the consolidation of the Company’s e-commerce function, outside professional fees related to the investigation at the Columbus operation and fees for tax projects and retained searches, which did not recur during 2004.

Interest Expense

Interest expense was $0.2 million and $0.9 million for the quarter and nine months ended September 30, 2004, compared with $0.2 million and $0.7 million for the same periods of 2003. Interest expense was higher for the nine-month period related to increased overall average debt levels.

Other Income/Expense

Other income/expense for the quarter and nine-month periods ended September 30, 2004 and 2003 consisted of insignificant activity related to net foreign exchange transaction losses and investment income.

Income Taxes

The Company’s effective tax rates for the quarter and nine months ended September 30, 2004 were 41.6 percent and 24.1 percent, respectively, compared with 35.8 percent for each of the same periods of 2003. The change in the effective rate for the quarter and year to date was primarily related to the effect of permanent tax benefit items. These permanent tax benefit items are expected to be at similar or higher levels than in the prior year; however, due to the Company’s lower pretax earnings this year, such items have a more significant impact on the effective tax rate.

The Company’s estimated effective tax rates for the quarter and nine months ended September 30, 2004 were determined based on actual year-to-date results, while the comparable periods of 2003 were based on an estimated full-year effective tax rate. Due to the Company’s lower pretax earnings this year, a relatively small change in either the Company’s projected earnings for the year or in its projected permanent tax benefits for the year could result in a significant change in the estimated full-year effective tax rate, therefore a reliable estimate of the full year effective tax rate can not be made as of September 30, 2004. The approach of using the actual year-to-date 2004 effective tax rate is in accordance with Financial Accounting Standards Board Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” which provides that using the actual year-to-date effective tax rate may be the best estimate of the annual effective tax rate in situations where an estimated full-year effective tax rate can not be reliably estimated.

Earnings per Share

In the Company’s third quarter 2004 earnings release, which was furnished to the Securities and Exchange Commission on a Current Report on Form 8-K on November 2, 2004, the Company disclosed a ($.05) diluted loss per share for the quarter ended September 30, 2004. In calculating this diluted loss per share, approximately 69 thousand dilutive shares should not have been included in the calculation as, due to the loss for the third quarter of 2004, the inclusion of these shares was antidilutive. The impact of including these potential shares resulted in the calculation of the diluted loss per share to be ($.0549) per share, instead of the correct amount of ($.0552) per share. However, as per share disclosures are rounded to whole cents, this minor adjustment caused the dilutive loss per share to decrease by ($.01) per share from that reported in the earnings release when rounded. The Company has corrected this calculation in this Quarterly Report on Form 10-Q for all disclosures concerning diluted loss per share for the quarter ended September 30, 2004, which now reflect a ($.06) diluted loss per share for the third quarter of 2004. There was no impact on the calculation of diluted earnings per share for the nine months ended September 30, 2004 from that previously reported in the Company’s earnings release.

Segment Results

Thermal/Acoustical

Thermal/Acoustical net sales were $44.4 million for the quarter ended September 30, 2004, compared with $40.1 million for the third quarter of 2003, an increase of $4.3 million, or 10.8 percent. For the nine months ended September 30, 2004, segment net sales were $134.8 million, an increase of $4.4 million, or 3.3 percent from $130.4 million for the nine months ended September 30, 2003. Foreign currency translation increased segment net sales by approximately 3.0 percent and 3.1 percent for the quarter and nine months ended September 30, 2004, respectively. The increase in segment net sales during the quarter was the result of increased sales from the automotive business and stronger sales performance from the industrial thermal business where sales of active and passive thermal products continued to deliver improved sales performance compared with the same quarter of 2003. Automotive sales for the quarter increased $1.9 million on a constant currency basis, compared with the same quarter of 2003, as European sales continued to post solid gains, while domestic sales were relatively flat. Sales of active and passive thermal products were $1.3 million higher than the third quarter of 2003 related to increased sales from the Affinity® product line and, to a lesser extent, sales of passive insulating products for appliance and cryo-material applications. After excluding the favorable impact of foreign currency translation, segment net sales for the nine months ended September 30, 2004 were relatively flat, compared with the same period of 2003, with strong increases in active and passive thermal product sales of $4.8 million being substantially offset by lower sales from the automotive business on a constant currency basis.

Thermal/Acoustical operating income decreased $3.3 million, or 70.1 percent to $1.4 million for the quarter ended September 30, 2004, compared with $4.7 million for the third quarter of 2003. For the nine months ended September 30, 2004, segment operating income was $6.4 million, compared with $17.2 million for the same period of 2003, a decrease of $10.8 million, or 62.7 percent. Foreign currency translation increased segment operating income by approximately 2.2 percent and 1.4 percent for the quarter and nine months ended September 30, 2004, respectively. Operating margin for the quarter and nine months ended September 30, 2004 was 3.2 percent and 4.7 percent, respectively, compared with 11.8 percent and 13.2 percent for the quarter and nine months ended September 30, 2003, respectively. The declines in operating income and margin for the quarter and nine months ended September 30, 2004, compared with the same periods in the prior year, were related to several factors: (1) restructuring costs related to the closure of the Columbus operation and the transfer of production to the Company’s other domestic automotive facilities of approximately $1.2 million and $3.5 million, respectively; (2) incremental operating losses related to the start-up operations of the new St. Nazaire operation in France of $0.4 million and $1.8 million, respectively; (3) lower gross margin performance related to transitional operating costs incurred as part of consolidating the domestic automotive facilities and continued new product launch inefficiencies at the St. Johnsbury operation aggregating approximately $2.2 million and $6.4 million, respectively; and (4) lower operating income at the operation in Germany of $0.8 million for the nine months ended September 30, 2004, related to over-capacity challenges that created incremental costs for expedited freight, overtime labor, outsourcing and higher material costs related to increased scrap rates. These negative impacts were partially offset by incremental gross margin contribution from the industrial thermal businesses of $0.5 million and $1.8 million for the quarter and nine months ended September 30, 2004, respectively, compared with the same periods in the prior year.

Filtration/Separation

Filtration/Separation net sales were $18.8 million for the quarter ended September 30, 2004, compared with $17.1 million for the third quarter of 2003, an increase of $1.7 million, or 9.8 percent. For the nine months ended September 30, 2004, segment net sales were $61.3 million, an increase of $4.6 million, or 8.0 percent from $56.7 million for the nine months ended September 30, 2003. Foreign currency translation increased segment net sales by approximately 2.6 percent and 3.1 percent for the quarter and nine months ended September 30, 2004, respectively. The increases for the quarter and nine-month periods were primarily related to increased sales of filtration media of $1.5 million and $4.1 million, respectively, on a constant currency basis, compared with the same periods in the prior year. These increases were primarily related to continued strong air filtration sales stemming from solid demand, particularly in Taiwan and China, for clean room applications. This increase was partially offset by lower overall sales in the Vital Fluids business where sales were down $0.1 million and $1.2 million for the quarter and nine months ended September 30, 2004, respectively, compared with the quarter and nine months ended September 30, 2003, as lower sales of blood filtration products to original equipment manufacturers and bioprocessing products were partially offset by increased sales of blood transfusion and cell therapy products.

Filtration/Separation operating income increased $0.5 million, or 25.1 percent to $2.5 million for the quarter ended September 30, 2004, compared with $2.0 million for the third quarter of 2003. For the nine months ended September 30, 2004, segment operating income was $9.7 million, compared with $7.5 million for the same period of 2003, an increase of $2.2 million, or 30.1 percent. Foreign currency translation increased segment operating income by approximately 2.9 percent and 3.7 percent for the quarter and nine months ended September 30, 2004, respectively. Operating margin for the quarter and nine months ended September 30, 2004 was 13.4 percent and 15.8 percent, respectively, compared with 11.7 percent and 13.1 percent for the quarter and nine months ended September 30, 2003, respectively. The improvement in operating income and margin performance for the quarter and nine months ended September 30, 2004 was related to gross margin improvement from filtration media products of $1.1 million and $3.3 million, respectively, compared with the same periods of 2003. This improvement was largely driven by higher sales volume for filtration products that allowed associated operations to leverage manufacturing efficiencies and to improve absorption of fixed overhead costs. Gross margin for the nine months ended September 30, 2003 was negatively impacted by costs of $0.3 million to consolidate the Vital Fluids operations. Excluding the impact of the prior year restructuring charges, gross margin for the nine months ended September 30, 2004 was down $0.8 million, compared with the same period in the prior year. Improved margins resulting from higher sales volume of blood transfusion and cell therapy products were more than offset in the quarter and nine months ended September 30, 2004, compared with the same periods of 2003, by a reduction in gross profit from lower sales of blood filtration products to original equipment manufacturers. Overall gross margin improvement for the Segment was partially offset by higher selling, product development and administrative expenses of $0.2 million and $0.6 million, for the quarter and nine months ended September 30, 2004, compared with the same periods in the prior year.

Other Products and Services

Other Products and Services net sales were $7.5 million for the quarter ended September 30, 2004, compared with $7.0 million for the third quarter of 2003, an increase of $0.5 million, or 7.9 percent. For the nine months ended September 30, 2004, segment net sales were $22.2 million, a decrease of $0.3 million, or 1.5 percent from $22.5 million for the nine months ended September 30, 2003. The increase in segment net sales for the quarter ended September 30, 2004 was primarily related to increased sales of specialty products and improved revenues from the transport business, which primarily related to improved operating capacity levels in the warehousing operations. The overall segment net sales decline for the nine months ended September 30, 2004, compared with the same period of 2003, was related to lower revenues from the trucking operations of the transport business, which was partially offset by increased sales of specialty products. The overall sales decline for the transport business for the nine months ended September 30, 2004 was $0.8 million, compared with the same period in 2003.

Other Products and Services operating income increased $0.4 million, or 113.4 percent to $0.7 million for the quarter ended September 30, 2004, compared with $0.3 million for the third quarter of 2003. For the nine months ended September 30, 2004, segment operating income increased by $0.1 million, or 5.2 percent to $1.8 million from $1.7 million for the same period of 2003. Operating margin for the quarter and nine months ended September 30, 2004 was 8.7 percent and 8.1 percent, respectively, compared with 4.4 percent and 7.6 percent for the same periods of 2003, respectively. The improvement in operating income and margin performance for the quarter and nine months ended September 30, 2004, compared with the same periods in the prior year, primarily related to increased operating income from the transport operations as trucking margins improved as a result of a customer rationalization program and negotiated price increases and the warehouse business contributed incremental margin performance related to improved capacity levels. Additionally, for the quarter ended September 30, 2004, increased operating income from specialty products also contributed to the overall increase in segment operating income for the third quarter, compared with the same quarter of 2003.

Liquidity and Capital Resources

Cash and cash equivalents were $2.1 million as of September 30, 2004, compared with $3.0 million as of December 31, 2003. As of December 31, 2003, the Company held $2.5 million in restricted cash related to the leasing arrangement for the St. Nazaire facility. The restriction on the cash balance was removed during the first quarter of 2004. This cash was utilized to fund purchases of equipment at the St. Nazaire facility.

Working capital as of September 30, 2004 was $54.8 million, compared with $55.1 million as of December 31, 2003. Overall, working capital remained relatively constant from the prior year-end. Trade accounts receivable were substantially higher as of September 30, 2004, compared with December 31, 2003 related to higher sales during the third quarter of 2004, compared with the fourth quarter of 2003; however, this increase was offset by increases in trade accounts payable and other current liabilities.

Capital expenditures were $21.5 million for the first nine months of 2004, compared with $12.8 million for the same period of 2003 (which included a payment for the purchase of certain foreign assets, not yet settled in cash as of December 31, 2002, of $1.6 million). The increase in capital spending was substantially related to capital purchases of approximately $7.7 million made during 2004 for the new St. Nazaire facility. The Company adjusted its original estimate for its projected capital spending provided in the Annual Report on Form 10-K for the year ended December 31, 2003 from $24.0 million to approximately $28.0 million in the second quarter of 2004. The Company continues to invest in its core operations in line with expected demand for the Company’s products.

For the year ended December 31, 2003, the Company recognized pension cost of $2.4 million. For 2004, the Company reduced its discount rate from 6.75 percent to 6.25 percent. This will negatively impact 2004 pension cost; however, the effect of higher than expected plan asset returns and significant contributions during 2003 is expected to more than offset this impact. Pension cost for 2004 is currently estimated to be approximately $2.2 million, of which $1.7 million has been recorded for the nine months ended September 30, 2004. The funded status of the Company’s defined benefit pension plans is dependent upon many factors, including returns on invested assets, which are dependent on market conditions. Additionally, the low interest rate environment has caused a significant increase in the current liability for pension plans and consequently has increased funding requirements for most companies. In April 2004, the federal Pension Funding Equity Act (the “Act”) was enacted. The Act provides a two-year relief from the significant pension contribution requirements that have evolved from the low interest rates utilized to determine the current liability for pension plans. In its Annual Report on Form 10-K for the year ended December 31, 2003, the Company disclosed that pension funding for 2004 would approximate $1.7 million. The relief provided under the Act reduced the Company’s estimated required contributions for 2004 to approximately $0.1 million. The Company contributed $40 thousand to its defined benefit pension plans during the quarter ended September 30, 2004 and has contributed an additional $60 thousand during the fourth quarter of 2004, which fully satisfies the minimum contribution requirement for 2004. The Company may, at its discretion, fund in excess of the minimum requirement; however no decision has been made to do so at this time.

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

The financial covenant of the credit agreement that was amended is described in the table below. For a complete description of the credit agreement, including all restrictive and financial covenants, please refer to the amended and restated credit agreement filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 7, 2003 and the amendment filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 6, 2004.

Covenant Number	Covenant Description	Previous Requirement	Amended Requirement
6.16	Minimum EBITDA	Not less than $22,000,000 for prior trailing four fiscal quarters	Not less than $18,000,000 for the prior trailing four fiscal quarters ending June 30, September 30, and December 31, 2004; thereafter, not less than $22,000,000 for the prior trailing four fiscal quarters.

The Company was in compliance with all restrictive and financial covenants contained in the credit agreement, as amended, as of September 30, 2004.

As of September 30, 2004, the Company had unused borrowing capacity of approximately $40.0 million under various credit facilities; however, approximately $8.0 million was available as of September 30, 2004, due to certain debt covenant restrictions. Management believes that the Company’s cash and cash equivalents, operating cash flow and unused borrowing capacity as of September 30, 2004 are sufficient to meet current and anticipated requirements for the foreseeable future.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2003 describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the quarter or nine months ended September 30, 2004.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in market risks from those disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2003.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, conducted an evaluation as of September 30, 2004 of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls over financial reporting during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Sarbanes-Oxley Section 404 Compliance

Section 404 of the Sarbanes-Oxley Act (the “Act”) will require the Company to include an internal control report from management in its Annual Report on Form 10-K for the year ending December 31, 2004 and in subsequent Annual Reports thereafter. The internal control report must include the following: (1) a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting; (2) a statement identifying the framework used by management to conduct the required evaluation of the effectiveness of the Company’s internal control over financial reporting; (3) management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004, including a statement as to whether or not internal control over financial reporting is effective; and (4) a statement that the Company’s registered public accounting firm has issued an attestation report on management’s assessment of internal control over financial reporting.

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

The Company has commenced testing of its internal controls. The Company’s documentation and testing to date have identified certain gaps in the documentation, design and effectiveness of internal controls over financial reporting that the Company is in the process of remediating. Given the risks inherent in the design and operation of internal controls over financial reporting, the Company can provide no assurance as to its, or its independent auditor’s, conclusions at December 31, 2004 with respect to the effectiveness of its internal controls over financial reporting.

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

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

On July 18, 2003, a lawsuit was filed in the Superior Court in Hartford, Connecticut by the Company against a former employee. On November 2, 2004 the Connecticut Superior Court rendered its decision on this matter. In its decision, the Court fully sustained the Company’s claims against the former employee and ordered that an additional hearing be held at which it would consider the former employee’s liability to the Company for actual damages, punitive damage and payment of the Company’s attorney fees. This decision is subject to possible appeal. At this time, the Company cannot determine the amount of potential reimbursement it may receive for damages and legal fees nor can it estimate the potential costs associated with an appeal should it occur. However, these matters may have a material impact on the future results of operations and cash flows of the Company.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In August 2003, the Company’s Board of Directors approved a Stock Repurchase Program (the “Repurchase Program”) to mitigate the potentially dilutive effects of stock options and shares of restricted and unrestricted stock granted by the Company. Under the approved Repurchase Program, shares may be purchased by the Company up to the quantity of shares underlying options and other equity-based awards granted after January 1, 2003 under shareholder approved plans. The Company intends to take advantage of the safe harbor protections afforded by Rule 10b-18 promulgated under the Exchange Act, and to engage in future repurchase activity in accordance with the provisions of the Exchange Act. The table below sets forth information with respect to shares of common stock repurchased by the Company during the quarter ended September 30, 2004.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares Remaining Available for Purchase Under the Plans or Programs
As of July 1, 2004				246,629
August 1, 2004 through August 30, 2004	93,100	$10.01	93,100	153,529

Total for the quarter ended September 30, 2004	93,100	$10.01	93,100	153,529

Item 6.    Exhibits

3.1	Certificate of Incorporation of the Registrant, as amended through March 12, 2004, consisting of: (i) Restated Certificate of Incorporation of the Registrant, dated as of May 12, 1993; (ii) Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated as of August 14, 1995; and (iii) Certificate of Designation of Board of Directors Classifying and Designating a Series of Preferred Stock as Series A Junior Participating Preferred Stock and Fixing Distribution and Other Preferences and Rights of Such Series, dated as of May 20, 1999, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

10.1	Nonqualified Stock Option Agreement (Under the Lydall 2003 Stock Incentive Compensation Plan), filed herewith.

10.2	Agreement Covering Annual Nonqualified Stock Option Awards to Outside Directors (Under the Lydall 2003 Stock Incentive Compensation Plan), filed herewith.

10.3	Agreement Covering Nonqualified Stock Option Awards to Outside Directors in Lieu of Cash-Based Retirement Benefits (Under the Lydall 2003 Stock Incentive Compensation Plan), filed herewith.

10.4	Incentive Stock Option Agreement (Under the Lydall 2003 Stock Incentive Compensation Plan), filed herewith.

10.5	Capital lease agreement between Lydall Thermique Acoustique S.A.S., CMCIC Lease and Natiocredimurs Societe en Nom Collectif, filed herewith.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

November 9, 2004	By:	/s/ JOHN J. KRAWCZYNSKI
John J. Krawczynski Controller (On behalf of the Registrant and as Principal Accounting Officer)

LYDALL, INC.

Index to Exhibits

Exhibit Number
3.1	Certificate of Incorporation of the Registrant, as amended through March 12, 2004, consisting of: (i) Restated Certificate of Incorporation of the Registrant, dated as of May 12, 1993; (ii) Certificate of Amendment of Restated Certificate of Incorporation of the Registrant, dated as of August 14, 1995; and (iii) Certificate of Designation of Board of Directors Classifying and Designating a Series of Preferred Stock as Series A Junior Participating Preferred Stock and Fixing Distribution and Other Preferences and Rights of Such Series, dated as of May 20, 1999, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

10.1	Nonqualified Stock Option Agreement (Under the Lydall 2003 Stock Incentive Compensation Plan), filed herewith.

10.2	Agreement Covering Annual Nonqualified Stock Option Awards to Outside Directors (Under the Lydall 2003 Stock Incentive Compensation Plan), filed herewith.

10.3	Agreement Covering Nonqualified Stock Option Awards to Outside Directors in Lieu of Cash-Based Retirement Benefits (Under the Lydall 2003 Stock Incentive Compensation Plan), filed herewith.

10.4	Incentive Stock Option Agreement (Under the Lydall 2003 Stock Incentive Compensation Plan), filed herewith.

10.5	Capital lease agreement between Lydall Thermique Acoustique S.A.S., CMCIC Lease and Natiocredimurs Societe en Nom Collectif, filed herewith.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.