Form 10-K
period 2004-12-31
LYDALL INC /DE/
filed 2005-03-16
CIK 60977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Fiscal Year Ended December 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).    Yes ☒    No ☐

On June 30, 2004, the aggregate market value of the Registrant’s voting stock held by nonaffiliates was $153,173,035 based on the New York Stock Exchange closing price on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

On February 24, 2005, there were 16,154,710 shares of Common Stock outstanding, exclusive of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement distributed in connection with the Registrant’s Annual Meeting of Stockholders to be held on April 21, 2005.

The exhibit index is located on pages 22-23.

INDEX TO ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2004

The information called for by Items 10, 11, 12, 13 and 14, to the extent not included in this document, is incorporated herein by reference to such information included under the captions “Corporate Governance,” “Equity Compensation Plan Information,” “Board of Directors,” “Stockholder Communications with Directors,” “Director Compensation,” “Fiscal Year 2004 Board Fees,” “Compensation and Stock Option Committee Report on Executive Compensation,” “Performance Graph,” “Plan Descriptions,” “Stock Option Tables,” “Summary Compensation Table,” “Securities Ownership of Directors, Certain Officers and 5 Percent Beneficial Owners,” “Compensation Committee Interlocks and Insider Participation,” “Transactions with Management” and “Principal Fees and Services” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and distributed in connection with Lydall Inc.’s 2005 Annual Meeting of Stockholders.

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

Sales to the automotive market represented 47 percent of Lydall’s net sales in 2004 and 2002 and 48 percent in 2003. Lydall’s thermal and acoustical products are used on a variety of automotive platforms and in various other applications. Sales to DaimlerChrysler AG were $39.6 million or 13.5 percent of Lydall’s net sales in 2004. No other single customer accounted for more than 10 percent of the Company’s net sales in 2004. The Company has substantially completed the consolidation of the domestic automotive manufacturing operations during 2004. This consolidation supports long-term growth strategies for this business and is expected to improve flexibility, lower costs and utilize overall capacity of existing facilities more effectively.

Foreign and export sales were 47 percent of the Company’s net sales in 2004, 37 percent in 2003 and 34 percent in 2002. Export sales are primarily to Europe, Asia, Mexico and Canada and were $51.2 million, $33.0 million and $32.2 million in 2004, 2003 and 2002, respectively. Foreign sales were $86.2 million, $67.6 million and $53.0 million for the years ended December 31, 2004, 2003 and 2002, respectively. The increase in export sales was primarily related to increased automotive sales to Canada and increased filtration and passive thermal sales to Asia during 2004. The increase in foreign sales during 2004 was primarily related to increased sales from our German automotive operation and incremental sales from our new St. Nazaire facility.

Foreign operations generated operating income of $4.2 million, $5.4 million and $4.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. Total foreign assets were $90.4 million at December 31, 2004 compared with $73.6 million at December 31, 2003 and $44.3 million at December 31, 2002.

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements are made available free of charge through the Investor Relations section of the Company’s Internet website at www.lydall.com after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the Commission) and are also available on the Commission’s website at www.sec.gov.

The Company’s Code of Ethics and Business Conduct for all employees and its Code of Ethics for the Chief Executive Officer, Senior Financial Officers and All Accounting and Financial Personnel can be obtained free of charge on the Company’s website under the Corporate Governance section or by contacting the Office of the General Counsel, P.O. Box 151, One Colonial Road, Manchester, CT 06045-0151.

SEGMENTS

Lydall has organized its business into two primary reportable segments – Thermal/Acoustical and Filtration/Separation. All other businesses are aggregated in Other Products and Services. Reconciling Items include Corporate Office operating expenses and intercompany eliminations. Segments are defined by the grouping of similar products and services.

Thermal/Acoustical

Lydall’s thermal and acoustical barriers, temperature-control units and insulating products protect, control and insulate within temperature environments ranging from -459°F (-237°C) to +3000°F (+1649°C), depending on the application.

Lydall’s automotive thermal and acoustical barriers, including ZeroClearance®, AMS®, dB-Lyte®, dBCore® and LyTherm® products, are comprised of organic and inorganic fiber composites, fiber and metal combinations and all metal components that are used in cars, trucks, sport utility vehicles and vans. The Company holds patents on several of these products that can be employed on both the interior and exterior of vehicle passenger cabins and within the engine compartment and around such components as exhaust systems, fuel systems, heat and air-conditioning ducts, power trains, batteries and electronic components.

The Company’s passive thermal business features products such as LyTherm® and Manniglas® that are employed as linings for ovens, kilns and furnaces in glass and metal manufacturing and in consumer appliances, as well as heating, ventilating and air-conditioning systems. At the very coldest temperatures (approaching absolute-zero), CryoTherm® cryogenic materials, composed of inorganic fibers, are used for super-insulating applications. These applications include tanker trucks that transport liquid gases, stationary and portable cryogenic storage vessels and fuel systems for vehicles powered by liquid natural gas.

Lydall’s active thermal business designs and manufactures high precision, specialty engineered temperature-control equipment for demanding semiconductor, pharmaceutical, life sciences and industrial applications.

Thermal/Acoustical Segment net sales, before elimination of intersegment sales, represented 62.7 percent of the Company’s net sales in 2004, 62.1 percent in 2003 and 59.3 percent in 2002. Additionally, total net sales generated by international operations of the Thermal/Acoustical Segment accounted for 33.2 percent, 27.5 percent and 23.5 percent of segment net sales in 2004, 2003 and 2002, respectively.

Filtration/Separation

The Filtration/Separation Segment includes air and liquid filtration products for industrial and consumer applications, as well as vital fluids management systems for medical and biopharmaceutical applications.

LydAir® high-efficiency air filtration media range in filtering efficiencies from 45 percent ASHRAE through all HEPA grades to the highest ULPA standards and filter particles as small as 0.1 micron. Uses for these products include industrial and commercial heating, ventilating and air-conditioning systems, clean space applications and consumer products.

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

Net sales from the Filtration/Separation Segment, before elimination of intersegment sales, represented 27.8 percent of the Company’s net sales in 2004 compared with 27.6 percent in 2003 and 28.7 percent in 2002. In addition, total net sales generated by the international operation of the Filtration/Separation Segment accounted for 31.2 percent, 28.5 percent and 24.2 percent of segment net sales in 2004, 2003 and 2002, respectively.

Other Products and Services

The largest component of Other Products and Services (OPS) is Lydall’s transport, distribution and warehousing businesses. These businesses specialize in time-sensitive shipments and warehouse management services and possess an in-depth understanding of the special nature and requirements of the paper and printing industries. OPS also includes assorted specialty products.

OPS net sales, before elimination of intercompany sales, were 10.2 percent of the Company’s net sales in 2004 compared with 11.0 percent in 2003 and 12.7 percent in 2002. There were no significant sales generated outside of the United States for OPS.

Discontinued Operations

In February 2001, the Company’s Board of Directors adopted a plan to discontinue the operations of the Paperboard Segment, consisting principally of the Southern Products and Lydall & Foulds operations. Accordingly, the operating results of this discontinued Segment were segregated from continuing operations and reported as discontinued operations. During the third quarter of 2003, the Company recorded a pretax charge of $1.3 million, or $.05 per diluted share for additional shutdown costs and the write-off of the remaining book value of these assets. In the fourth quarter of 2002, the Company recorded a pretax charge of approximately $0.4 million, or $.01 per diluted share for additional costs incurred during the shutdown period.

In 2004, Lydall sold its Lydall & Foulds properties located in Manchester, CT. Under the direction of the Connecticut Department of Environmental Protection, there is an ongoing environmental program of groundwater sampling and soils remediation that will take place over the next five years, which is estimated to cost $0.3 million, which was previously accrued as part of the discontinuance of the Paperboard Segment.

GENERAL BUSINESS INFORMATION

Lydall holds a number of patents, trademarks and licenses. While no single patent, trademark or license is critical to the success of Lydall, together these intangible assets are of considerable value to the Company.

The Company’s business is generally not seasonal; however, results of operations are impacted by shutdowns at the Company’s European operations and at its North American and European automotive customers that typically occur in the third quarter of each year. Lydall maintains levels of inventory and grants credit terms that are normal within the industries it serves. The Company uses a wide range of raw materials in the manufacturing of its products. The majority of raw materials used are generally available from a variety of suppliers that could be substituted as necessary.

The Company invested $8.5 million in 2004, $7.3 million in 2003 and $6.5 million in 2002, or approximately 3 percent of net sales for each year, to develop new products and to improve existing products. Most of the Company’s investment in research and development is application specific; very little is pure research. There were no significant customer-sponsored research and development activities during the past three years.

Lydall’s backlog was $42.9 million at December 31, 2004, $37.4 million at December 31, 2003 and $26.8 million at December 31, 2002. Backlog at January 31, 2005 was $42.2 million. The increase in backlog at December 31, 2004 compared with December 31, 2003 was mainly due to the increase in North American automotive orders related to new product launches as well as an increase in European automotive orders. The increase in backlog at December 31, 2003 compared with December 31, 2002 was primarily the result of increased backlog for the German automotive business related to delayed production at a customer, as well as the strengthening of the Euro in 2003 compared with 2002. There are minimal seasonal aspects to Lydall’s backlog as of the end of the Company’s fiscal years.

No material portion of Lydall’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any governmental body.

Lydall believes that its plants and equipment are in substantial compliance with applicable federal, state and local provisions that have been enacted or adopted regulating the discharge of materials into the environment, or otherwise relating to the protection of the environment. Additional measures to maintain compliance with presently enacted environmental laws and regulations are not expected to have a material adverse effect on the capital expenditures, earnings or competitive position of the Company.

As of December 31, 2004, Lydall employed approximately 1,400 people. Four unions with contracts expiring on March 31, 2005 represent approximately 70 of the Company’s employees in the United States. All employees at the Company’s facilities in France are covered under a National Collective Bargaining Agreement. Certain salaried and all hourly employees at the operation in Germany are also covered under a National Collective Bargaining Agreement. Lydall considers its employee relationships to be satisfactory and did not have any actual or threatened work stoppages due to union-related activities in 2004.

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

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E. Without limiting the generality of the foregoing, the words “believes,” “anticipates,” “plans,” “projects,” “expects,” “estimates,” and other similar expressions are intended to identify forward-looking statements. Investors should be aware that such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on assumptions believed to be valid at the time. Thus, such expectations are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements. In addition to general economic conditions and market trends, some of the important factors that could cause actual results to differ materially from those anticipated include: a major downturn of the North American or European automotive markets, raw-material pricing and supply and new-product introductions (see Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Concerning Factors That May Affect Future Results” for a more detailed discussion of these factors).

Item 2. PROPERTIES

The principal properties of the Company as of December 31, 2004 are situated at the following locations and have the following characteristics:

			Approximate Area
	Location	Primary Business Segment/General Description	Land (Acres)	Buildings (Sq. Feet)
1.	Hamptonville, North Carolina	Thermal/Acoustical – Product Manufacturing	35.0	162,300
2.	Columbus, Ohio	Thermal/Acoustical – Warehouse/Shipping Operations	9.0	80,000
3.	St. Johnsbury, Vermont	Thermal/Acoustical – Product Manufacturing	17.0	110,000
4.	Meinerzhagen, Germany	Thermal/Acoustical – Product Manufacturing	6.0	117,000
5.	Ossipee, New Hampshire	Thermal/Acoustical – Product Manufacturing	15.0	68,000
6.	Green Island, New York	Thermal/Acoustical – Product Manufacturing	5.4	275,000
7.	Saint-Nazaire, France	Thermal/Acoustical – Product Manufacturing	9.9	106,000
8.	Rochester, New Hampshire	Filtration/Separation – Specialty Media Manufacturing	18.0	158,000
9.	Saint-Rivalain, France	Filtration/Separation – Specialty Media Manufacturing	14.3	156,000
10.	Winston-Salem, North Carolina	Filtration/Separation – Biomedical Products Manufacturing	2.6	71,000
11.	Newport News, Virginia	Other Products and Services – Warehouse and Office Facility	7.2	225,000
12.	Glen Allen, Virginia	Other Products and Services – Transport and Office Facility	1.0	6,000
13.	Monson, Massachusetts	Other Products and Services – Transport and Warehouse Facility	3.0	95,000
14.	Manchester, Connecticut	Corporate Office	4.5	20,000

Properties numbered 2, 3, 7, 10, 11, 12 and 13 are leased; all others are owned. For information regarding lease obligations, see Note 15 in “Notes to Consolidated Financial Statements.” Lydall considers its properties to be in good operating condition and suitable and adequate for its present needs. All properties are being appropriately utilized consistent with experience and demand for the Company’s products. During 2004, related to the restructuring of the domestic automotive operations of the Company, the product manufacturing operations at the Columbus facility were consolidated into other domestic automotive facilities and as of December 31, 2004, the property is being utilized as a warehouse and shipping facility. The Company expects that the warehousing and shipping of product from the Columbus facility will cease during 2005; however, the Company has an operating lease commitment for this property through May 2006, which it is seeking to sublease. See Note 7 in “Notes to Consolidated Financial Statements” for additional information. In addition to the properties listed above, the Company had several additional leases for sales offices and warehouses in the United States, Europe and Asia.

Item 3. LEGAL PROCEEDINGS

On July 18, 2003, a lawsuit was filed in the Superior Court in Hartford, Connecticut by the Company against a former employee. On November 2, 2004 the Connecticut Superior Court rendered its decision on this matter, fully sustaining the Company’s claims against the former employee. The Court held an additional hearing at which it found the former employee to be liable to the Company for actual damages, punitive damages and payment of the Company’s attorney fees. The Court’s rulings have been appealed by the former employee. At this time, the Company cannot determine the amount of potential reimbursement it may receive for damages and legal fees nor can it estimate the potential costs associated with the appeal. However, these matters may have a material impact on the future results of operations and cash flows of the Company.

In March 1986, the United States Environmental Protection Agency notified a former subsidiary of the Company that it and other entities may be potentially responsible in connection with the release of hazardous substances at a landfill and property located adjacent to a landfill located in Michigan City, Indiana. Related to settlement discussions previously disclosed, during the fourth quarter of 2004, the Company made a payment of approximately $150 thousand, which was previously accrued, in exchange for a full site release and has received reimbursement from its insurance carriers. The settlement of this transaction did not have a material impact on the Company’s financial position, results of operations or cash flows.

See Note 15 in “Notes to Consolidated Financial Statements” for discussion of other contingencies and environmental matters.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Lydall, Inc. or its subsidiaries, together with the offices presently held by them, their business experience since January 1, 2000, and their age as of February 24, 2005, the record date of the Company’s 2005 Annual Meeting, are as follows:

Name	Age	Title	Other Business Experience Since 2000
David Freeman	60	President and Chief Executive Officer and Director	Professor of International Business at Central Connecticut State University, Chairman and Chief Executive Officer of Loctite Corporation

Christopher R. Skomorowski	51	Executive Vice President and Chief Operating Officer and Director	President and Chief Executive Officer of Lydall, Inc.

Thomas P. Smith	47	Vice President, Chief Financial Officer and Treasurer	Vice President – Controller of Lydall, Inc., Assistant Controller of Carrier Corporation

Mona G. Estey	50	Vice President – Human Resources

John J. Krawczynski	33	Controller	Assistant Controller of Lydall, Inc., Senior Manager, PricewaterhouseCoopers LLP

Mary A. Tremblay	44	Vice President, General Counsel and Secretary

Daniel J. Collett	41	Vice President, Interim General Manager, North American Automotive Operations	Vice President of Finance of Lydall Thermal/Acoustical, Director of Finance of Lydall Thermal/Acoustical, Vice President of Finance of Taconic Ltd.

Bill W. Franks, Jr.	46	President, Lydall Transport

Lisa Krallis-Nixon	44	Vice President, General Manager, Charter Medical

Kevin T. Longe	45	Vice President, General Manager, Filtration/Separation	President, SightPoint LLC, President, Electro Scientific Industries

Bertrand Ploquin	40	Managing Director – Lydall Gerhardi President, Lydall Thermique/Acoustique	Operations Manager – Lüdenscheid Operations

John F. Tattersall	46	Vice President, General Manager, Lydall Industrial Thermal Solutions	Vice President, Marketing/Sales – Green Island Operations

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK AND DIVIDEND HISTORY

The Company’s Common Stock is traded on the New York Stock Exchange (NYSE) under the symbol LDL. Shares totaling 8,381,400 and 6,413,600 were traded on the NYSE during 2004 and 2003, respectively. The table below shows the range of reported sale prices on the NYSE Composite Tape for the Company’s Common Stock for the periods indicated. As of February 24, 2005, the record date for the Company’s 2005 Annual Meeting, 1,575 stockholders of record held 16,154,710 shares of Lydall’s Common Stock, $.10 par value. As of the record date, there were no shares outstanding of the Company’s Preferred Stock, $1.00 par value.

	High	Low	Close
2004
First Quarter	$11.14	$9.46	$10.20
Second Quarter	10.71	8.62	9.77
Third Quarter	10.73	9.06	9.30
Fourth Quarter	12.01	8.94	11.86
2003
First Quarter	$12.46	$8.50	$8.80
Second Quarter	10.74	8.20	10.70
Third Quarter	12.72	10.31	12.01
Fourth Quarter	13.88	10.19	10.19

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

STOCK REPURCHASE PROGRAM

In August 2003, the Company’s Board of Directors approved a Stock Repurchase Program (the “Repurchase Program”) to mitigate the potentially dilutive effects of stock options and shares of restricted and unrestricted stock granted by the Company. Under the Repurchase Program, shares may be purchased by the Company up to the quantity of shares underlying options and other equity-based awards granted after January 1, 2003 under shareholder approved plans. The Company intends to take advantage of the safe harbor protections afforded by Rule 10b-18 promulgated under the Exchange Act, and to engage in future repurchase activity in accordance with the provisions of the Exchange Act. The table below sets forth information with respect to shares of common stock repurchased by the Company during the quarter ended December 31, 2004.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Shares/Options Issued Under Shareholder Approved Plans	Maximum Number of Shares Remaining Available for Purchase Under the Plans or Programs
October 1, 2004					153,529
December 1, 2004 – December 31, 2004	—	—	—	259,472	259,472
Total for the quarter ended December 31, 2004	—	—	—	259,472	413,001

Item 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

In thousands except per share amounts and ratio data	2004	2003	2002	2001	2000
Financial results from continuing operations
Net sales	$292,437	$271,385	$253,522	$223,559	$261,118
(Loss) income from continuing operations, restated	(537)	8,523	11,525	6,870	(3,746)
Common stock per share data
Diluted (loss) income from continuing operations, restated	($.03)	$.52	$.70	$.43	($.24)
Diluted net (loss) income, restated	(.03)	.47	.69	.39	(.15)
Financial position
Total assets, restated	$248,397	$222,517	$209,582	$188,000	$196,557
Working capital, restated	54,249	55,116	43,615	36,790	56,143
Long-term debt, net of current maturities	32,941	21,026	16,228	18,210	24,927
Total stockholders’ equity, restated	144,504	143,596	130,165	118,887	112,756
Property, plant and equipment
Net property, plant and equipment	$108,946	$91,028	$85,801	$77,789	$74,420
Capital expenditures	24,678	15,852	14,171	11,948	19,767
Depreciation	15,964	13,132	11,183	9,874	9,925
Performance and other ratios
Gross margin, restated	19.7%	23.7%	25.6%	28.0%	26.2%
Operating margin, restated	0.1%	5.1%	7.0%	5.0%	7.2%
Current ratio, restated	2.2:1	2.6:1	2.1:1	2.0:1	2.4:1
Total debt to total capitalization, restated	20.9%	15.3%	16.6%	18.9%	22.1%

All prior periods presented have been restated to reflect the Company’s change in accounting method from the LIFO method to the FIFO method on January 1, 2004 for those operations that were using the LIFO cost method. See Note 5 in “Notes to Consolidated Financial Statements.” The results of operations of the discontinued Paperboard Segment have been excluded from the Selected Financial Data table for all applicable periods. The Paperboard Segment’s balance sheet items have been excluded from calculations of the “Performance and other ratios” section for all applicable periods, except for the current ratio. See Item 15 “Exhibits, Financial Statement Schedules” for additional information. See additional discussion under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

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

A Major Downturn of the North American or European Automotive Markets – Although Lydall’s automotive sales are not solely contingent on the strength of the automotive market, a significant downturn of the North American or European automotive industries or a major decline in production of specific vehicles on which Lydall has significant content could have a substantial impact on Lydall’s results. The Company can also be affected when automotive manufacturers discontinue production of specific models that contain Lydall’s products. Conversely, Lydall benefits from the introduction of new models that contain the Company’s products. Approximately 47 percent of Lydall’s total net sales in 2004 were to the automotive market. Lydall’s automotive products are thermal and acoustical barriers employed both inside and under the body of vehicles. Most of Lydall’s products are supplied to meet unique, niche applications. Lydall may have a number of components on a particular automotive platform and applications can range across all types of vehicles from sport utility models to trucks, vans and cars. Thus, there is not necessarily a direct correlation between the number of Lydall products sold and the number of vehicles being built by automotive manufacturers.

Raw Material Pricing and Supply – Raw material pricing and supply issues affect all of Lydall’s businesses and can influence results in the short term. The Thermal/Acoustical Segment uses aluminum and other metals to manufacture most automotive heat shields. Volatility in metals prices could impact the Thermal/Acoustical Segment’s profitability where the Company is selling its products under long-term agreements with fixed sales prices.

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

The Company has substantially completed the consolidation of the domestic automotive manufacturing operations as of December 31, 2004. This consolidation supports long-term growth strategies for this business and is expected to improve flexibility, lower costs and utilize overall capacity of existing facilities more effectively. The total pretax costs related to the restructuring effort recorded during 2004 were $5.1 million and approximately $0.2 million is expected to be incurred to finalize this effort during 2005. Although the significant consolidation activities are substantially complete, the Company expects that during the early part of 2005 there will continue to be some impact related to streamlining processes at the two remaining locations and maximizing synergies of the production activities that were relocated and realigned during this process.

The opening of the automotive facility located in St. Nazaire, France during 2004 provided much needed relief to the overcapacity issues that the automotive operation in Germany had been experiencing for some time. This new facility is strategically located to complement the Company’s operations in Germany, enabling Lydall to service all major European automotive manufacturers. The transfer of production of certain parts began in the second quarter of 2004. As of December 31, 2004, most platforms scheduled to be transferred from Germany had been moved and were in full production at the new facility, with the remaining transfers to be completed during the first quarter of 2005. The operation experienced an operating loss of approximately $2.3 million during 2004 primarily related to its start-up activities. As these start-up activities have been largely completed, the Company expects the operation to reach profitability in 2005.

Similar to other public companies, the completion of internal projects in order to comply with the requirements of Section 404 of the Sarbanes-Oxley Act required the Company to devote internal resources and incur substantial external costs related to the use of consultants and for increased audit fees. The Company incurred approximately $3.9 million in external consulting and audit costs during 2004 related to this initiative. Although the Company expects these costs to decline from 2004 levels, they are expected to continue to have a material impact on the results of operations and cash flows going forward.

In January 2005, the Charter Medical, Ltd. subsidiary of Lydall announced a product recall of certain of its blood transfer and storage products upon the discovery of procedural deficiencies in the sterilization validation process. Although neither the Company nor Charter Medical has been notified of any adverse events or reports from customers with regard to these products, Charter Medical believed it was prudent to voluntarily recall the products. The current estimated cost of the recall and resultant corrective actions is approximately $0.5 million to $0.6 million based upon product quantity and return estimates provided by customers and internal cost estimates. To the extent that actual product quantity and returns differ from the estimates originally provided to Charter Medical, the actual cost of the recall could differ from the original estimate. The Company recorded $0.5 million of expense related to this matter during the fourth quarter of 2004. The Company further expects that the impact of this recall on 2005 sales revenues will be less than $1.0 million.

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

For the year ended December 31, 2004, Lydall recorded net sales of $292.4 million compared with $271.4 million for the year ended December 31, 2003, an increase of $21.0 million, or 7.8 percent. Foreign currency translation, which was primarily related to the continued strengthening of the Euro during 2004, increased net sales by approximately 2.8 percent. After adjusting for foreign currency translation, net sales growth was primarily attributable to sales improvements in the automotive, air filtration and Industrial Thermal businesses. Additionally, increased sales of blood transfusion and cell therapy products contributed to the overall sales improvement. These increases were partially offset by lower sales of Vital Fluids traditional blood filtration materials and products for bioprocessing applications and a reduction in revenues from the trucking operations of the transport business.

For 2003, the Company generated $271.4 million in net sales compared with $253.5 million for the year ended December 31, 2002, an increase of $17.9 million, or 7.0 percent. Foreign currency translation, which was primarily related to the strengthening of the Euro during 2003, increased net sales by approximately 4.4 percent. After adjusting for foreign currency translation, net sales growth was primarily attributable to increased sales from the automotive business during the first three quarters of 2003 and continued improvement in sales of active thermal products. Additionally, sales of passive thermal products, liquid filtration products, blood transfusion and cell therapy products and products for bioprocessing applications, as well as improved revenues from the warehousing operations of the transport business contributed to the overall sales improvement. These increases were partially offset by lower sales of air filtration products, traditional blood filtration materials and specialty products as well as a reduction in revenues from the trucking operations of the transport business.

Gross Margin

Lydall recorded total gross margin for the year ended December 31, 2004 of $57.5 million compared with $64.4 million for the year ended December 31, 2003, a decrease of $6.9 million, or 10.6 percent. Gross margin as a percent of net sales was 19.7 percent compared with 23.7 percent for the year ended December 31, 2003. There were several contributing factors to the reduction in gross margin in 2004 compared with 2003: (1) costs incurred associated with the restructuring of the domestic automotive operations; (2) start-up gross margin performance of the St. Nazaire automotive operations; (3) production inefficiencies at the domestic and German automotive operations; and (4) production inefficiencies and the cost of the product recall at the Vital Fluids operations. These negative impacts were partially offset by improved gross margin contribution from the air and liquid filtration, Industrial Thermal and transport businesses.

Lydall recorded total gross margin for the year ended December 31, 2003 of $64.4 million compared with $64.9 million for the year ended December 31, 2002, a decrease of $0.5 million, or 0.8 percent. Gross margin as a percent of net sales was 23.7 percent compared with 25.6 percent for the year ended December 31, 2002. Although net sales for the Company increased during 2003 from 2002, several factors unfavorably impacted total gross margin and gross margin as a percent of net sales. These factors included costs related to the consolidation of the Vital Fluids operations; lower year-over-year operating performance at the Columbus operation; higher fixed overhead costs; operational inefficiencies at several facilities; and changes in sales mix at certain operations.

Selling, Product Development and Administrative Expenses

Selling, product development and administrative expenses were $57.2 million, or 19.6 percent of net sales for 2004 compared with $50.5 million, or 18.6 percent of net sales for 2003. The primary drivers of the increase in selling, product development and administrative costs were increased costs related to Sarbanes-Oxley Section 404 compliance of $3.3 million; increased legal costs related to legal fees associated with litigation against a former employee and the investigation of allegations made by this former employee of $1.9 million; and increased bonus expense of $1.8 million primarily related to the improved performance of the filtration business. In addition, the Company made investments in product development and sales and marketing efforts, increasing spending in these areas by approximately 17 percent and 18 percent, respectively, compared with 2003 levels. These cost increases were partially offset by cost savings achieved by the elimination of the operating group structure in 2003. Additionally, during 2003 charges of approximately $1.5 million were incurred for the consolidation of the Company’s e-commerce function, outside professional fees related to the investigation at the Columbus operation, severance related to the elimination of the group organizational structure and fees for tax projects and retained searches, which did not recur during 2004.

Selling, product development and administrative expenses were $50.5 million, or 18.6 percent of net sales for 2003 compared with $46.8 million, or 18.5 percent of net sales for 2002. Selling, product development and administrative costs were negatively impacted by several factors during 2003 that caused the increase in overall costs; however, these costs remained in-line as a percent of net sales. The significant items that negatively impacted selling, product development and administrative charges during 2003 as compared with 2002 were: charges for the consolidation of the e-commerce function, increased salaries, increased pension and other employee benefit costs, severance associated with the elimination of the group organizational structure, fees for retained searches, outside professional fees related to the investigation at the Columbus operation, increased investment in research and development activities and consulting fees related to Sarbanes-Oxley compliance. These cost increases and one-time charges were partially offset by lower Economic Value Added (EVA) bonus expense during 2003 as compared with 2002.

Restructuring Activities

As part of a strategic evaluation initiated in the fourth quarter of 2003, the Company implemented a plan to respond to the automotive market demands for increasingly faster, technologically advanced, cost-effective solutions. As a result, the Company consolidated the operations of the Columbus manufacturing operation into existing Lydall facilities. This consolidation within the automotive manufacturing operations supports long-term growth strategies for this business and is expected to position the Company to more efficiently respond to current and projected market demands. The consolidation of the automotive business is expected to improve flexibility, lower costs and utilize overall capacity of existing facilities more effectively. The Company initiated the process of transferring equipment and product lines during the first quarter of 2004 and these restructuring activities were substantially completed at the end of 2004.

Related to this restructuring plan, the Company recorded pretax charges of $5.1 million during 2004. The Company recorded a pretax charge to cost of sales of $0.3 million for the acceleration of depreciation on certain assets during December 2003. Additionally, during December 2003 the Company recorded an after-tax charge of approximately $0.5 million related to the write-off of state deferred tax assets that are not expected to be realized as a result of the restructuring. The expected remaining pretax charges of approximately $0.2 million are primarily comprised of facility exit costs and will be recorded primarily in cost of sales.

Approximately 95 percent of all restructuring costs incurred were recorded in cost of sales and 5 percent were recorded in selling, product development and administrative expenses. Approximately 85 percent of restructuring costs were recorded in the Thermal/Acoustical Segment and 15 percent were recorded as Corporate Office expenses, which for segment reporting purposes are included under Reconciling Items.

In November 2000, the Company’s Board of Directors formalized a plan to dispose of the fiberboard operation. During 2002, the Company paid all remaining liabilities previously accrued, sold certain assets and recorded a final pretax charge of approximately $0.3 million to write-off the remaining assets that could not be sold.

Interest Expense

For the years ended December 31, 2004, 2003 and 2002, Lydall recorded interest expense of $1.2 million, $1.0 million and $0.9 million, respectively. The increase in interest expense during both 2004 and 2003 was primarily related to correspondingly higher average debt levels in each sequential year.

Other Income and Expense

For the years ended December 31, 2004, 2003 and 2002, other income and expense is primarily related to investment income and net foreign currency transaction gains and losses.

Income Taxes

The effective income tax rate on income from continuing operations for the year ended December 31, 2004 was 28.9 percent compared with an effective rate of 34.4 percent in 2003. The effective tax rates for 2004 and 2003 were impacted favorably by benefits derived from the recognition of deferred tax assets in a foreign jurisdiction as well as tax-exempt export income. The 2004 effective rate was negatively impacted by certain state franchise and alternative taxes, which do not directly fluctuate with the level of income. The 2003 effective tax rate was negatively impacted by a valuation allowance established against deferred tax assets for state income tax credits and net operating losses primarily related to the closure of the Columbus, Ohio facility. The effective tax rate on income from continuing operations for the year ended December 31, 2002 was 32.5 percent. The effective tax rate for 2002 was impacted favorably by benefits derived from tax-exempt export income, state income tax credits realized during the year, as well as the favorable resolution of a tax audit.

For 2005, the Company expects its effective tax rate to be approximately 35 to 37 percent.

In 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA was brought about largely in response to a 2003 ruling by the World Trade Organization (WTO), which found that the Extraterritorial Income program (ETI) as provided for in the United States Internal Revenue Code represented a prohibited export subsidy under the WTO Agreement on Subsidies and Countervailing Measures. The AJCA provides for certain tax benefits for U.S. manufacturers that are intended to offset the phase-out, and ultimate elimination, of the ETI benefit. During 2004 and 2003, the ETI benefit decreased the Company’s effective tax rate by approximately 46.3 and 2.7 percentage points, respectively. At this time the Company is unable to determine the exact impact that the AJCA will have on future financial results; however, it is not expected that such changes will have a material impact on the Company’s results of operations and cash flows in future periods.

SEGMENT RESULTS

Thermal/Acoustical

Net sales for the Thermal/Acoustical Segment for 2004 were $183.4 million compared with $168.4 million for 2003, an increase of $15.0 million, or 8.9 percent. The impact of foreign currency translation increased segment net sales by approximately 3.2 percent for 2004. After adjusting for the impact of foreign currency, sales growth during the year was attributable to increased sales in the automotive business, continued improvement in sales of active thermal products and increased sales of passive thermal products.

Sales to the automotive industry accounted for approximately 76 percent of segment net sales in 2004 and increased approximately 2.3 percent on a constant currency basis from 2003. The increase in automotive sales was primarily related to new product launches domestically and in Europe and increased tooling sales related to these products and future production program launches. Additionally, the new St. Nazaire facility added incremental sales volume during 2004.

Industrial thermal products accounted for approximately 24 percent of segment net sales in 2004. Sales of industrial thermal products, which include both passive and active systems, showed strong growth during 2004, increasing by 17.1 percent from 2003 sales levels. Active thermal products sold under the Affinity® product line had record sales performance in 2004 with an overall increase of approximately 23.2 percent from 2003 related to strong sales to the semiconductor market. Sales of passive insulating products used in building and appliance applications also showed solid improvement in 2004, with sales to the appliance market increasing by approximately 17.5 percent and sales of materials used in building products improving by approximately 6.2 percent from 2003 levels.

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

Sales to the automotive industry accounted for approximately 80 percent of segment net sales in 2003 and 2002 and increased approximately 3.7 percent on a constant currency basis from 2002. The increased sales performance in the automotive business substantially occurred during the first three quarters of 2003 as part sales were up sharply from 2002 levels. In the fourth quarter of 2003, a decline in part and tooling sales partially offset the gains recorded through the first three quarters of the year. Reductions in content on the new model of Lydall’s previously largest platform and the end of model year production on certain other platforms were the primary drivers of the sales fall off at the end of 2003.

Industrial thermal products accounted for approximately 20 percent of segment net sales in 2003 and 2002. Sales of industrial thermal products, showed strong growth in the Affinity® product line and in passive insulating products used in building and appliance applications during 2003.

For 2004, segment operating income was $7.3 million compared with $19.7 million in 2003, a decrease of $12.4 million, or 63.0 percent. Segment operating margin for 2004 was 4.0 percent of segment net sales compared with 11.7 percent in 2003. The impact of foreign currency translation increased segment operating income by approximately 1.4 percent for 2004. The declines in segment operating income and margin primarily related to domestic restructuring charges recorded of $5.1 million; full year start-up performance of the St. Nazaire operations, which had increased operating losses of approximately $1.9 million during 2004 compared with 2003; and lower operating performance of $6.9 million primarily related to: (1) production inefficiencies of the domestic automotive operations caused by disruptions related to the transfer of production to other plants as part of the domestic restructuring program; (2) overcapacity challenges and related production inefficiencies at the German operation; and (3) new-product launch issues during the year at the St. Johnsbury operation. These declines were partially offset by improved operating income from higher sales of the Industrial Thermal business of approximately $1.2 million and cost savings from the elimination of the group structure at the end of 2003.

For 2003, segment operating income was $19.7 million compared with $20.3 million in 2002, a decrease of $0.6 million, or 3.2 percent. Segment operating margin for 2003 was 11.7 percent of segment net sales compared with 13.5 percent in 2002. The impact of foreign currency translation increased segment operating income by approximately 3.1 percent for 2003. The declines in segment operating income and margin primarily related to the significant downshift in the automotive business during the latter half of 2003, where lower sales volume, operational inefficiencies and increased overhead costs severely impacted operating results. Lower year-over-year operating performance at the Columbus operation also contributed to the decline. Additionally, a charge for the acceleration of depreciation of certain assets of the Columbus operation during the fourth quarter, related to the planned shutdown of the manufacturing operations in 2004, also impacted operating results. These declines were partially offset by improved income and margins in the Industrial Thermal businesses as sales of building materials and appliance application products and active thermal products sold to the semiconductor market showed distinct improvements during 2003.

Filtration/Separation

In 2004, Filtration/Separation Segment net sales increased $6.3 million, or 8.5 percent to $81.2 million from $74.9 million for 2003. The impact of foreign currency translation increased segment net sales by approximately 3.1 percent for 2004. After adjusting for the impact of foreign currency, the increase in segment net sales from 2003 levels was related to stronger sales of air filtration media, higher sales of blood transfusion and cell therapy products and, to a lesser extent, increased sales of liquid filtration materials. These increases were partially offset by lower sales of traditional blood filtration materials sold to medical device manufacturers and a reduction in sales of products for bioprocessing applications.

Sales from the air filtration businesses in the United States and Europe were substantially higher during 2004 specifically related to increased orders for cleanroom projects in Asia. Sales of liquid filtration products increased modestly from 2003 as water filtration and industrial fluid filtration products, sold under the ActiPure® and LyPore® trademarks, continued to have sustained growth and acceptance in consumer and industrial applications.

Sales of Vital Fluids’ products decreased approximately 9.1 percent for 2004 compared with 2003. This decrease was related to the decline in sales of traditional blood filtration materials sold to original equipment manufacturers as these markets continued an expected decline that began in late 2002, as well as a decrease in sales of products for bioprocessing applications. These decreases were partially offset by an increase in blood transfusion and cell therapy products sales related to launches of new platelet sampling products during 2004.

In 2003, Filtration/Separation Segment net sales increased $2.1 million, or 2.9 percent to $74.9 million from $72.8 million for 2002. The impact of foreign currency translation increased segment net sales by approximately 4.9 percent for 2003. After adjusting for the impact of foreign currency, the decrease in segment net sales from 2002 levels was related to lower sales of air filtration media in the United States and declining sales of traditional blood filtration materials sold to medical device manufacturers. These declines were partially offset by higher liquid filtration product sales and growth in sales of blood transfusion and cell therapy products and products for bioprocessing applications.

Sales of air filtration media in the United States were substantially lower during 2003 compared with 2002. Specifically, sales of LydAir® were down year-over-year due to an overall softness in the commercial heating, ventilating and air-conditioning (HVAC) market and sales of membrane composite products used in consumer vacuum products were lower. Sales of liquid filtration products increased as water filtration and industrial fluid filtration products, sold under the ActiPure® and LyPore® trademarks, enjoyed sustained growth and acceptance in consumer and industrial applications.

Sales of Vital Fluids’ products decreased approximately 2.6 percent for 2003 compared with 2002. This decrease was related to the declining sales of traditional blood filtration materials sold to original equipment manufacturers. The decrease was partially offset by increases in blood transfusion and cell therapy products related to launches of new products during 2003 and growth in sales of the Company’s Bio-Pak® sterilized disposable bioprocessing containers.

Segment operating income increased $2.2 million, or 25.6 percent to $11.0 million for 2004 compared with $8.8 million for 2003. Segment operating margin as a percent of segment net sales also increased to 13.6 percent in 2004 from 11.7 percent in 2003. The impact of foreign currency translation increased segment operating income by approximately 3.3 percent for 2004. The improvements in segment operating income and margin related to improved margin performance of the air filtration businesses through higher sales volume, cost reductions and improved absorption of overhead costs and margin contribution increases from blood transfusion and cell therapy products due to higher sales volumes. These increases in operating income were partially offset by lower margin performance of traditional blood filtration products due to continued lower sales volumes. Additionally, a nonrecurring charge of $0.5 million was recorded by the Vital Fluids operations in December 2004 related to a product recall of certain blood transfer and storage products. Nonrecurring charges for severance associated with the elimination of the group organizational structure and costs related to the consolidation of the Vital Fluids operations had a negative impact on operating income and margin for 2003.

Segment operating income declined $1.6 million, or 15.4 percent to $8.8 million for 2003 compared with $10.4 million for 2002. Segment operating margin as a percent of segment net sales also decreased to 11.7 percent in 2003 from 14.3 percent in 2002. The impact of foreign currency translation increased segment operating income by approximately 3.7 percent for 2003. The declines in segment operating income and margin related to lower margin performance of the domestic air filtration business and traditional blood filtration products primarily due to lower sales volumes, as well as nonrecurring charges for severance associated with the elimination of the group organizational structure and costs related to the consolidation of the Vital Fluids operations in the second quarter of 2003.

Other Products and Services

Net sales of OPS were $29.9 million and $29.8 million for 2004 and 2003, respectively. Although net sales of OPS were relatively flat with 2003, within these businesses, increased sales of specialty products and higher revenues from the warehousing operations of the transport business were substantially offset by a decrease in revenues from the trucking operations of the transport business. The increased performance from the warehousing operations was related to its growth and expanded capacity levels. The decline in revenues from the trucking operations was primarily the result of a customer rationalization program.

Net sales for OPS were $29.8 million for 2003, a decrease of $2.4 million, or 7.3 percent from $32.2 million in 2002. This decline in net sales primarily was a result of decreased sales of specialty products and a reduction in revenues from the trucking operations due to the general softness in the overall economy during 2003. These sales declines were partially offset by increased revenues from the warehousing operations; as the Newport News Distribution Center continued to perform at improved operating levels from its start-up performance in 2002.

Operating income from OPS increased $0.5 million, or 20.9 percent to $2.5 million in 2004 from $2.0 million in 2003. Operating margin was 8.2 percent of net sales in 2004 compared with 6.8 percent in 2003. The increase in operating income and margin primarily related to the trucking and warehousing operations of the transport business. These gains were a result of the trucking operations customer rationalization program and the warehousing operations expanded operations and service levels, which were both achieved while holding overall administrative costs relatively constant.

Operating income from OPS decreased $0.2 million, or 7.0 percent to $2.0 million in 2003 from $2.2 million in 2002. Operating margin was 6.8 percent of net sales for both 2003 and 2002. The decrease in operating income primarily related to the significant reduction in specialty products and the weakness in the trucking operations of the transport business. The overall reduction in gross margin for these businesses was partially mitigated by controlled administrative costs.

Discontinued Operations

In February 2001, the Company discontinued its Paperboard Segment that consisted primarily of the Southern Products and Lydall & Foulds operations. In the third quarter of 2003, the Company recorded an after-tax charge of approximately $0.8 million, or $.05 per diluted share for additional shut down costs and the write off of the remaining assets of the Paperboard Segment. In the fourth quarter of 2002, the Company recorded an after-tax charge of $0.2 million, or $.01 per diluted share for additional costs incurred during the shutdown period.

LIQUIDITY AND CAPITAL RESOURCES

The Company ended 2004 with $1.6 million in cash and cash equivalents compared with $3.0 million as of December 31, 2003. Additionally, the Company held $2.5 million in restricted cash as of December 31, 2003.

Operating Cash Flows

Net cash provided by operating activities in 2004 was $18.1 million compared with $21.3 million in 2003. For 2004, the net loss was offset by the add-back of depreciation and amortization, non-cash expenses, and overall favorable cash flow changes in operating assets and liabilities, which resulted in continued strong cash flows from operating activities in 2004.

Investing Cash Flows

Net cash used for investing activities was $21.9 million in 2004 compared with $18.2 million in 2003. For 2004, capital expenditures totaled $24.7 million compared with $15.9 million in 2003. The increase in capital expenditures in 2004 as compared with 2003 primarily related to machinery and equipment purchases for the new St. Nazaire operation and the expansion of the Hamptonville operation as part of the domestic automotive restructuring program. The Company deposited $2.5 million in a restricted cash account at the end of 2003 related to the leasing arrangement for the new operating facility in St. Nazaire, France. The restriction was lifted during the first quarter of 2004.

Financing Cash Flows

In 2004, net cash provided by financing activities was $2.6 million compared with net cash used for financing activities of $1.9 million in 2003. Cash borrowings exceeded repayments in 2004 by $4.1 million and were used to fund operations, capital expenditures and to a lesser extent stock repurchases. Proceeds from common stock issuances were approximately $1.4 million in 2004 and $1.0 million in 2003. The Company repurchased $2.8 million of its Common Stock in 2004 and did not repurchase any of its Common Stock in 2003. As of December 31, 2004, approximately 413,000 shares remained eligible for repurchase under the Repurchase Program.

Financing Arrangements

The Company amended its $50 million domestic revolving credit facility with a group of five banking institutions on February 1, 2005. The credit agreement’s new maturity date is February 1, 2009 and the significant amendments to the agreement were filed on a Current Report on Form 8-K dated February 9, 2005. Additionally the amendment is attached to this Annual Report on Form 10-K as Exhibit 10.10. The modifications made to the restrictive and financial covenants were effective for the quarter ended December 31, 2004. Therefore, as of December 31, 2004, the Company was in compliance with all restrictive and financial covenants contained in the credit agreement, as amended, and $12.9 million was outstanding under the facility.

The Company has a Euro-denominated term loan with a total outstanding balance of $10.2 million. This loan bears interest equal to Euro LIBOR plus a percentage based on the Company’s calculated leverage ratio.

Certain foreign subsidiaries of the Company have available lines of credit totaling $10.2 million, of which $6.0 million was outstanding as of December 31, 2004.

As of December 31, 2004, the Company had unused borrowing capacity of approximately $39.1 million under various credit facilities; of which, approximately $13.0 million was available as of December 31, 2004, due to certain restrictive debt covenants. Management believes that current financing arrangements provide sufficient capacity to meet working capital requirements and fund future capital expenditures.

The Company does not have any off-balance sheet financing arrangements.

During September 2004, the Company finalized the capital lease arrangement related to the building and land of the automotive facility in St. Nazaire, France. The agreement, completed with the leasing subsidiaries of two French banks, calls for the Company to lease the facility for 12 years, and provides an option to purchase the facility at the end of the lease for a nominal amount. As of December 31, 2004, the Company has recorded a $6.4 million capital lease obligation related to this agreement.

Future Cash Requirements

At the end of 2004, total indebtedness was $38.1 million, or 20.9 percent of the Company’s total capital structure. Cash requirements for 2005 are expected to include the funding of ongoing operations, capital expenditures, share repurchases and debt service. Capital spending for 2005 is expected to be approximately $18.0 million to $20.0 million. The Company expects to finance its 2005 cash requirements from cash provided by operating activities and through borrowings under its existing credit agreements. The Company expects to contribute approximately $3.2 million to its defined benefit pension plans during 2005. The Company continually explores its core markets for suitable acquisitions. Strategic acquisitions, if completed, would be financed under the credit facility described under “Financing Arrangements” above or other forms of financing, as required.

Contractual Obligations

The following table summarizes the Company’s significant obligations as of December 31, 2004, and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods. This table excludes amounts already recorded on the Consolidated Balance Sheet as current liabilities as of December 31, 2004:

	Payments Due by Period
In thousands	2005	2006	2007	2008	2009	After 5 years	Total
Contractual obligations:
Operating leases	$4,400	$3,547	$2,904	$2,413	$2,171	$10,103	$25,538
Capital lease	377	398	521	545	569	4,020	6,430
Long-term debt	4,795	4,279	8,397	234	13,147	831	31,683
Purchase obligations	20,123	—	—	—	—	—	20,123
Total contractual obligations	$29,695	$8,224	$11,822	$3,192	$15,887	$14,954	$83,774

Purchase obligations in the table above are primarily related to contracts to purchase aluminum at various automotive operations ($9.1 million in 2005). Additionally, purchase obligations include estimated microfiber purchases under variable purchase commitments that require a certain percentage of materials utilized in production to be purchased from a specific supplier ($11.0 million 2005). Purchase orders or contracts for normal purchases of raw materials and other goods and services are not included in the table above. The Company is not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. For purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. The Company does not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed expected requirements. Capital lease obligations exclude interest of approximately $2.1 million.

In addition to the above contractual obligations, the Company utilizes letters of credit in the ordinary course of business for security deposit requirements. Outstanding letters of credit were $2.2 million and $2.1 million as of December 31, 2004 and 2003, respectively. See Notes 3 and 15 in “Notes to Consolidated Financial Statements” for additional information regarding contractual obligations.

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

Intangible Assets and Goodwill

The Company accounts for business acquisitions under the purchase method whereby the assets and liabilities of acquired businesses are recorded at their estimated fair values at the date of acquisition. Goodwill represents the costs in excess of fair values assigned to the underlying net assets of acquired businesses. The Company had goodwill recorded of $30.9 million at December 31, 2004 and 2003.

Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” (FAS 142) requires that goodwill and other intangible assets determined to have indefinite lives not be amortized, but rather are subject to annual impairment tests in accordance with the specific guidance and criteria described in the standard. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units (as defined in FAS 142), including related goodwill. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which incorporate management assumptions about expected future cash flows, as well as other factors.

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

Pensions

The Company accounts for its defined benefit pension plans in accordance with Statement of Financial Accounting Standards No. 87, “Employers’ Accounting for Pensions,” (FAS 87) which requires that pension cost and the related obligations recognized in the consolidated financial statements be determined on an actuarial basis. The determination of such amounts is made in consultation with the Company’s outside actuaries based on information and assumptions provided by the Company. A substantial portion of the Company’s pension amounts relate to its defined benefit plans in the United States.

A significant element in determining the Company’s pension cost is the expected return on plan assets. Based on a review of market trends, actual returns on plan assets and other factors, the Company’s expected long-term rate of return on plan assets of 8.75 percent was used in determining 2004 and 2003 pension cost and will be utilized for determining 2005 pension cost. The expected long-term rate of return on assets is applied to the value of plan assets at the beginning of the year and this produces the expected return on plan assets that is included in the determination of pension cost for that year. The difference between this expected return and the actual return on plan assets is deferred, within certain parameters, as discussed below. The Company continually evaluates its expected long-term rate of return and will adjust such rate as deemed appropriate.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities, as well as the following year’s pension cost. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high-quality, corporate debt instruments. At December 31, 2004, the Company determined this rate to be 5.9 percent, a decrease of 35 basis points from the rate used at December 31, 2003 and 85 basis points from that used at December 31, 2002. Increases or decreases in the discount rate result in decreases and increases, respectively, in the projected benefit obligation. The net effect on pension liabilities from changes in the discount rate is deferred within certain parameters, as discussed below.

FAS 87 requires that gains or losses (as defined in FAS 87) be deferred unless the unrecognized net gain or loss at the end of a year exceeds a “corridor” (as defined in FAS 87). If the deferred gain or loss exceeds the corridor at the end of the year, then the amount in excess of the corridor is amortized over a period equal to the average remaining service period of active employees expected to receive benefits. As of December 31, 2004, the net deferred loss exceeded the corridor. Consequently pension cost for 2005 will include amortization of a portion of the deferred loss in excess of the corridor. The amount of amortization in future years will be dependent on changes in the components of the deferred loss amount, particularly actual return on plan assets in relation to the estimated return on plan assets, as well as future increases or decreases in the discount rate.

For the years ended December 31, 2004 and 2003, the Company recognized pension cost of $2.4 million and pension cost of $1.5 million for 2002. As discussed above, the Company lowered the discount rate to 5.9 percent for purposes of determining 2005 pension cost. Pension cost for 2005 is expected to be approximately $2.6 million. See Note 12 in “Notes to Consolidated Financial Statements.”

In April 2004, the federal Pension Funding Equity Act (the “Act”) was enacted. The Act provides a two-year relief from the significant pension contribution requirements that have evolved from the low interest rates utilized to determine the current liability for pension plans. In the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company disclosed that pension funding for 2004 would approximate $1.7 million. The relief provided under the Act reduced the Company’s required contributions for 2004 to approximately $0.1 million. The Company expects to contribute approximately $3.2 million to its defined benefit pension plans during 2005.

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

Deferred tax assets, net of valuation allowance, related to future tax benefits arising from deductible temporary differences and tax carryforwards were $24.2 million and $21.4 million at December 31, 2004 and 2003, respectively. Management believes that the Company’s earnings during the periods when the temporary differences become deductible will be sufficient to realize the related net future income tax benefits. For those jurisdictions where the projected operating results indicate that the ability to realize the future benefits is uncertain or not likely, a valuation allowance has been provided.

In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax law, changes in statutory tax rates and future levels of taxable income. In the event the Company were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce such amounts through a charge to income in the period that such determination was made. Conversely, if the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance and record an increase to income in the period that such determination was made. See Note 14 in “Notes to Consolidated Financial Statements.”

Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on the distribution to the United States because it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States tax liability could be material.

The Company’s effective tax rates in future periods could be adversely affected by earnings being lower or higher than anticipated in countries where tax rates differ from the United States federal rate, the relative impact of permanent tax adjustments on higher or lower earnings from domestic operations, changes in deferred tax asset valuation allowances, and/or by changes in tax law or interpretations thereof.

In 2004, the American Jobs Creation Act (AJCA) was signed into law. The AJCA was brought about largely in response to a 2003 ruling by the World Trade Organization (WTO), which found that the Extraterritorial Income program (ETI) as provided for in the United States Internal Revenue Code represented a prohibited export subsidy under the WTO Agreement on Subsidies and Countervailing Measures. The AJCA provides for certain tax benefits for U.S. manufacturers that are intended to offset the phase-out, and ultimate elimination of the ETI benefit. During 2004 and 2003, the ETI benefit decreased the Company’s effective tax rate by approximately 46.3 and 2.7 percentage points, respectively. At this time the Company is unable to determine the exact impact that the AJCA will have on future financial results; however, it is not expected that such changes will have a material impact on the Company’s results of operations and cash flows in future periods.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (FAS 151). FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Additionally, FAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The provisions of FAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). The standard, which is effective for awards issued after June 15, 2005 and all awards prior to the effective date that remain unvested on the effective date, requires that all equity-based compensation be recorded in the consolidated financial statements at the grant date fair value. The Company expects to utilize the modified retrospective method of adoption and apply the standard to all interim periods in 2005. The adoption of FAS 123R will have a material impact on the Company’s results of operations, however, the ultimate impact of the adoption of FAS 123R is not yet able to be reliably determined.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29” (FAS 153). The Statement eliminates the exception to measure exchanges at fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance. FAS 153 is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

OTHER KEY FINANCIAL ITEMS

Cash and cash equivalents – Cash and cash equivalents decreased to $1.6 million as of December 31, 2004 compared with $3.0 million as of December 31, 2003.

Restricted cash – The Company held $2.5 million in a restricted cash balance at the end of 2003. This balance was required related to the leasing arrangement for the new operating facility in St. Nazaire, France. The restriction was lifted during the first quarter of 2004.

Accounts receivable – Accounts receivable, net of the allowance for doubtful receivables, were $49.9 million at the end of 2004 compared with $40.8 million at the end of 2003. The increase was primarily related to higher sales at the automotive and industrial thermal operations in the fourth quarter of 2004 as compared with the last quarter of 2003.

Inventories – Inventories were $40.1 million as of December 31, 2004 compared with $34.0 million as of December 31, 2003. The increase was primarily related to increased production at the automotive facilities related to higher sales volume and 2005 backlog and the beginning of production at the new operating facility in St. Nazaire, France.

Working capital and current ratio – Working capital of $54.2 million at December 31, 2004 was relatively unchanged from $55.1 million at December 31, 2003. The ratio of current assets to current liabilities in 2004 decreased to 2.2:1 from 2.6:1 in 2003.

Capital expenditures – Capital expenditures were $24.7 million in 2004, $15.9 million in 2003 and $14.2 million in 2002. Capital spending for 2005 is expected to be approximately $18.0 million to $20.0 million. The increase in capital expenditures in 2004 as compared with 2003 primarily related to machinery and equipment purchases for the new St. Nazaire operation and the expansion of the Hamptonville operation as part of the domestic automotive restructuring program.

Total debt to total capitalization – Total debt to total capitalization increased to 20.9 percent in 2004 compared with 15.3 percent in 2003. The increase was primarily due to the St. Nazaire capital lease obligation, which was entered into during 2004.

Stockholders’ equity – Stockholders’ equity increased to $144.5 million at December 31, 2004 from $143.6 million at December 31, 2003. On a per share basis, Stockholders’ equity increased to $8.95 at December 31, 2004 from $8.82 at December 31, 2003.

Dividend policy – Currently, the Company does not pay a cash dividend on its Common Stock and does not anticipate doing so in the foreseeable future. The Company’s domestic revolving credit facility contains restrictions that limit the amount of dividends (whether in cash, securities or other property, unless payable solely in additional shares of the Company’s capital stock) that can be paid to external shareholders of its capital stock each fiscal year.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lydall’s significant market risk exposures relate to changes in foreign currency exchange rates and interest rates.

FOREIGN CURRENCY RISK

Lydall has sales and manufacturing activities in foreign countries. As a result, financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets where the Company distributes its products. The Company’s primary currency exposure is to the Euro and, to a lesser degree, the Japanese Yen and British Pound Sterling.

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

INTEREST RATE RISK

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impact interest paid on its debt. At December 31, 2004, the Company had $26.1 million outstanding on various loans and lines of credit with variable interest rates. The weighted average interest rate paid on this debt was 3.7 percent in 2004 and 4.2 percent in 2003. A 10 percent change in the weighted average interest rate on the Company’s variable rate debt would not have a significant impact to the Company’s consolidated financial position, results of operations or cash flows.

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

The weighted average interest rate on long-term debt, including the effect of the interest rate swaps described above, was 4.0 percent for the year ended December 31, 2004 compared with 3.9 percent for 2003 and 3.7 percent for 2002.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is contained under Item 15 “Exhibits, Financial Statement Schedules.”

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, conducted an evaluation as of December 31, 2004 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that it has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have been no significant changes in the Company’s internal controls over financial reporting during the Company’s fourth quarter ended December 31, 2004 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. See “Management’s Report on Internal Control Over Financial Reporting” on page F-1, which is incorporated by reference to this Item, for further discussion of management’s assessment of internal controls related to Section 404 of the Sarbanes-Oxley Act.

Item 9B. OTHER INFORMATION

On October 4, 2004, the Company entered into a Severance Agreement with Kevin T. Longe, Vice President, General Manager, Filtration/Separation. This employment agreement is being filed as Exhibit 10.24 to this Annual Report on Form 10-K.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is incorporated by reference from the sections entitled “Board of Directors,” “Corporate Governance,” “Stockholder Communications with Directors,” “Director Compensation” and “Fiscal Year 2004 Board Fees” of the definitive Proxy Statement of Lydall to be filed with the Commission in connection with its Annual Meeting of Stockholders to be held on April 21, 2005. Information regarding the Executive Officers of the Company is contained on page 5 of this report.

Item 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from the sections entitled “Compensation and Stock Option Committee Report on Executive Compensation,” “Performance Graph,” “Summary Compensation Table,” “Plan Descriptions” and “Stock Option Tables” of the definitive Proxy Statement of Lydall to be filed with the Commission in connection with its Annual Meeting of Stockholders to be held on April 21, 2005.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND   MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from the sections entitled “Equity Compensation Plan Information” and “Securities Ownership of Directors, Certain Officers and 5 Percent Beneficial Owners” of the definitive Proxy Statement of Lydall to be filed with the Commission in connection with its Annual Meeting of Stockholders to be held on April 21, 2005.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference from the sections entitled “Transactions with Management” and “Compensation Committee Interlocks and Insider Participation” of the definitive Proxy Statement of Lydall to be filed with the Commission in connection with its Annual Meeting of Stockholders to be held on April 21, 2005.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference from the section entitled “Ratification of Appointment of Independent Auditors,” subsection “Principal Fees and Services” of the definitive Proxy Statement of Lydall to be filed with the Commission in connection with its Annual Meeting of Stockholders to be held on April 21, 2005.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or are presented in “Notes to Consolidated Financial Statements” and therefore have been omitted.

a) 3, Exhibits Included Herein or Incorporated by Reference:

3.1	Certificate of Incorporation of the Registrant, as amended through the date of filing of this report, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

4.1	Certain long-term debt instruments, each representing indebtedness in an amount equal to less than 10 percent of the Registrant’s total consolidated assets, have not been filed as Exhibits to this Annual Report on Form 10-K. The Registrant will file these instruments with the Commission upon request.

10.3*	Lydall, Inc. Board of Directors Deferred Compensation Plan effective January 1, 1991, filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K dated March 26, 1991 and incorporated herein by this reference.

10.4*	Lydall, Inc. Supplemental Executive Retirement Plan effective January 1, 1994, filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K dated March 27, 1996 and incorporated herein by this reference.

10.5*	Amended and restated, 1992 Stock Incentive Compensation Plan, dated May 14, 1992, amended through March 10, 1999, filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.

10.6*	Lydall 2003 Stock Incentive Compensation Plan, with an effective date of October 24, 2002, filed as Exhibit A to the Company’s definitive Proxy Statement on March 26, 2003 and incorporated herein by this reference.

10.7	Asset Purchase and Sale Agreement between Lydall Filtration/Separation, Inc. and Bennett Fleet (Chambly), Inc., dated April 2, 2001, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated May 11, 2001 and incorporated herein by this reference.

10.8	Credit Agreement dated as of July 14, 1999, amended and restated as of May 13, 2002, and amended and restated as of August 29, 2003, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 7, 2003 and incorporated herein by this reference.

10.9	Amendment dated as of July 27, 2004 to the Credit Agreement dated as of July 14, 1999, amended and restated as of May 13, 2002 and amended and restated as of August 29, 2003, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 6, 2004, and incorporated herein by this reference.

10.10	First Amendment Agreement as of February 1, 2005 to the Credit Agreement dated as of July 14, 1999, amended and restated as of May 13, 2002, amended and restated as of August 29, 2003 and amended as of July 27, 2004, filed herewith.

10.11	Contract for a Consortium Credit in the Amount of €6,000,000, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 7, 2003 and incorporated herein by this reference.

10.12*	Employment Agreement with Mary A. Tremblay dated March 1, 2000, filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K dated March 30, 2000 and incorporated herein by this reference.

10.13*	Amendment dated August 1, 2000 to the Employment Agreement with Mary A. Tremblay dated March 1, 2000, filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.

10.14*	Severance Agreement with Thomas P. Smith dated January 21, 2005, filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated January 26, 2005 and incorporated herein by this reference.

10.15*	Employment Agreement with Christopher R. Skomorowski dated July 1, 2003, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q dated November 7, 2003 and incorporated herein by this reference.

10.16*	Agreement Covering Nonqualified Stock Option Award to the Chairman of the Board, dated May 8, 2002, filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K dated March 26, 2003 and incorporated herein by this reference.
10.17*	Restricted Stock Agreement dated July 1, 2003 between Lydall, Inc. and David Freeman, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated November 7, 2003 and incorporated herein by this reference.
10.18*	Employment Agreement with Mona G. Estey dated March 1, 2000, filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K dated March 30, 2000 and incorporated herein by this reference.
10.19*	Amendment dated August 1, 2000 to the Employment Agreement with Mona G. Estey dated March 1, 2000, filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.
10.20*	Employment Agreement with Lisa Krallis-Nixon dated March 1, 2000, filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K dated March 30, 2000 and incorporated herein by this reference.

10.21*	Amendment dated August 1, 2000 to the Employment Agreement with Lisa Krallis-Nixon dated March 1, 2000, filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.
10.22*	Employment Agreement with Bill W. Franks, Jr. dated March 1, 2000, filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K dated March 30, 2000 and incorporated herein by this reference.
10.23*	Amendment dated August 1, 2000 to the Employment Agreement with Bill W. Franks, Jr. dated March 1, 2000, filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.
10.24*	Severance Agreement with Kevin T. Longe dated October 4, 2004, filed herewith.
10.25	Capital lease agreement between Lydall Thermique Acoustique S.A.S., CMCIC Lease and Natiocredimurs Societe en Nom Collectif, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2004 and incorporated herein by reference.
10.26*	Form of Nonqualified Stock Option Agreement (Under the Lydall 2003 Stock Incentive Plan), filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2004 and incorporated herein by this reference.
10.27*	Form of Agreement Covering Annual Nonqualified Stock Option Awards to Outside Directors (Under the Lydall 2003 Stock Incentive Plan), filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2004 and incorporated herein by this reference.
10.28*	Form of Agreement Covering Nonqualified Stock Option Awards to Outside Directors in Lieu of Cash-Based Retirement Benefits (Under the Lydall 2003 Stock Incentive Plan), filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2004 and incorporated herein by this reference.
10.29*	Form of Incentive Stock Option Agreement (Under the Lydall 2003 Stock Incentive Plan), filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2004 and incorporated herein by this reference.
14.1	Code of Ethics for the Chief Executive Officer, Senior Financial Officers and All Accounting and Financial Personnel, filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference. This document can also be accessed on Lydall’s website at www.lydall.com under the Corporate Governance section.
18.1	Letter from PricewaterhouseCoopers LLP regarding the preferable change in the Company’s accounting for inventory effective January 1, 2004, filed as Exhibit 18.1 to the Registrant’s Quarterly Report on Form 10-Q dated May 7, 2004 and incorporated herein by this reference.
21.1	List of subsidiaries of the Registrant, filed herewith.
23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.
24.1	Power of Attorney, dated March 2, 2005, authorizing David Freeman and/or Thomas P. Smith to sign this report on behalf of each member of the Board of Directors indicated therein, filed herewith.
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lydall, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYDALL, INC.

March 16, 2005	By:	/s/ JOHN J. KRAWCZYNSKI
John J. Krawczynski Controller (On behalf of the Registrant and as Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lydall, Inc. in the capacities and on the dates indicated.

Signature	Title	Date
/S/ DAVID FREEMAN David Freeman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2005

/S/ THOMAS P. SMITH Thomas P. Smith	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 16, 2005

/S/ THOMAS P. SMITH Thomas P. Smith Attorney-in-fact for:		March 16, 2005

David Freeman	President and Chief Executive Officer and Director

Christopher R. Skomorowski	Executive Vice President, Chief Operating Officer and Director

Lee A. Asseo	Director

Kathleen Burdett	Director

W. Leslie Duffy	Chairman of the Board of Directors

Matthew T. Farrell	Director

Suzanne Hammett	Director

S. Carl Soderstrom, Jr.	Director

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Lydall is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 as required by Rule 13a-15(c) under the Securities Exchange Act of 1934. The Company utilized the criteria and framework established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework in performing this assessment. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2004. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Lydall’s independent auditor, PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2004 as stated in their report, which appears on page F-2 of this Annual Report on Form 10-K.

/s/ David Freeman _________________________________	/s/ Thomas P. Smith _________________________________

David Freeman President and Chief Executive Officer	Thomas P. Smith Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lydall, Inc.:

We have completed an integrated audit of Lydall, Inc.’s 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Lydall, Inc. and subsidiaries at December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 5 to the consolidated financial statements, the Company changed its method of inventory costing in 2004.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, appearing on page F-1, that the Company maintained effective internal control over financial reporting as of December 31, 2004 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

_________________________________

PricewaterhouseCoopers LLP

Hartford, Connecticut

March 15, 2005

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
In thousands except per share data	2004	2003 (Restated)	2002 (Restated)
Net sales	$292,437	$271,385	$253,522
Cost of sales	234,907	207,003	188,614
Gross margin	57,530	64,382	64,908
Selling, product development and administrative expenses	57,205	50,533	46,846
Restructuring charges	—	—	303
Operating income	325	13,849	17,759
Interest expense	1,200	974	872
Other (income) expense, net	(120)	(123)	(188)
(Loss) Income from continuing operations before income taxes	(755)	12,998	17,075
Income tax (benefit) expense	(218)	4,475	5,550
(Loss) Income from continuing operations	(537)	8,523	11,525
Discontinued operations:
Loss on disposal of discontinued segments, net of tax benefit of $481 and $130, respectively	—	(819)	(220)
Loss from discontinued operations	—	(819)	(220)
Net (loss) income	$(537)	$7,704	$11,305
Basic (loss) earnings per common share:
Continuing operations	$(.03)	$.53	$.72
Discontinued operations	—	(.05)	(.01)
Net (loss) income	$(.03)	$.48	$.71
Weighted average common shares outstanding	16,078	16,105	16,003
Diluted (loss) earnings per common share:
Continuing operations	$(.03)	$.52	$.70
Discontinued operations	—	(.05)	(.01)
Net (loss) income	$(.03)	$.47	$.69
Weighted average common shares and equivalents outstanding	16,078	16,229	16,292

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands of dollars and shares	2004	2003 (Restated)
Assets
Current assets:
Cash and cash equivalents	$1,580	$3,008
Restricted cash	—	2,516
Accounts receivable (including allowance for doubtful receivables of $770 and $619)	49,909	40,804
Income taxes receivable	810	1,157
Inventories, net	40,082	34,012
Prepaid expenses and other current assets, net	5,498	4,669
Deferred tax assets	2,818	3,188
Total current assets	100,697	89,354
Property, plant and equipment, net	108,946	91,028
Goodwill	30,884	30,884
Other assets, net	7,870	11,251
Total assets	$248,397	$222,517
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$5,172	$4,951
Accounts payable	27,125	20,692
Accrued taxes	770	364
Accrued payroll and other compensation	5,220	3,326
Other accrued liabilities	8,161	4,905
Total current liabilities	46,448	34,238
Long-term debt	32,941	21,026
Deferred tax liabilities	10,098	12,658
Pension and other long-term liabilities	14,406	10,999
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock	—	—
Common stock (par value $.10 per share; authorized 30,000 shares; issued 22,532 and 22,374 shares)	2,253	2,237
Capital in excess of par value	46,147	44,687
Unearned compensation	(555)	(912)
Retained earnings	163,407	163,944
Accumulated other comprehensive loss	(2,262)	(4,718)
	208,990	205,238
Treasury stock, 6,388 and 6,097 shares of common stock, respectively, at cost	(64,486)	(61,642)
Total stockholders’ equity	144,504	143,596
Total liabilities and stockholders’ equity	$248,397	$222,517

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
In thousands	2004	2003 (Restated)	2002 (Restated)
Cash flows from operating activities:
Net (loss) income	$(537)	$7,704	$11,305
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	16,281	13,393	11,529
Deferred income taxes	(1,540)	3,620	4,680
Loss on disposal of segments	—	819	350
Restructuring charges	—	—	303
Amortization of unearned compensation	414	259	—
Loss on disposition of property, plant and equipment, net	962	527	217
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(7,814)	1,256	(3,194)
Income taxes receivable	367	1,760	(2,112)
Inventories	(5,082)	(312)	(1,868)
Prepaid expenses and other assets	2,593	(4,275)	(451)
Accounts payable	5,854	(16)	611
Accrued taxes	331	(597)	(164)
Accrued payroll and other accrued liabilities	4,472	(1,345)	2,160
Other long-term liabilities	1,938	4,254	958
Contributions to pension plans	(100)	(5,754)	(5,875)
Total adjustments	18,676	13,589	7,144
Net cash provided by operating activities	18,139	21,293	18,449
Cash flows from investing activities:
Capital expenditures	(24,678)	(15,852)	(14,171)
Proceeds from sale of assets of discontinued segment	225	127	122
Release (deposits) of restricted cash	2,516	(2,516)	—
Acquisitions, net	—	—	(1,058)
Proceeds from sale of operations	—	—	1,002
Net cash used for investing activities	(21,937)	(18,241)	(14,105)
Cash flows from financing activities:
Debt proceeds	64,320	58,262	93,368
Debt repayments	(59,940)	(61,138)	(97,273)
Capital lease payments	(312)	—	—
Common stock repurchased	(2,844)	—	—
Common stock issued	1,419	1,016	1,091
Net cash provided by (used for) financing activities	2,643	(1,860)	(2,814)
Effect of exchange rate changes on cash	(273)	(780)	111
(Decrease) Increase in cash and cash equivalents	(1,428)	412	1,641
Cash and cash equivalents at beginning of year	3,008	2,596	955
Cash and cash equivalents at end of year	$1,580	$3,008	$2,596
Supplemental Schedule of Cash Flow Information
Cash paid during the year for:
Interest	$1,508	$1,188	$911
Income taxes	915	1,063	3,030
Noncash transactions:
Additional minimum pension liability	$1,319	$248	$6,259
St. Nazaire capital lease obligation	6,430	—	—
Restricted stock issuances	60	1,171	—
Building purchase	—	—	1,680

The accompanying notes are an integral part of these consolidated financial statements.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands	Common Stock	Capital in Excess of Par Value	Unearned Compen- sation	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock	Total Stock- holders’ Equity
Balance at December 31, 2001, as originally reported	$2,208	$41,439	$—	$144,631	($8,053)	($61,642)	$118,583
Effect on prior years of applying retroactively the FIFO method of accounting for all inventories, net of income taxes of $179				304			304
Balance at December 31, 2001, as restated	2,208	41,439	—	144,935	(8,053)	(61,642)	118,887
Net income, restated				11,305			11,305
Other comprehensive income:
Foreign currency translation adjustments, net of income taxes of $1,502					2,790		2,790
Minimum pension liability adjustment, net of income tax benefits of $2,401					(3,858)		(3,858)
Change in fair value of derivative instruments, net of income tax benefits of $26					(49)		(49)

Comprehensive income							10,188
Stock issued under employee plans	10	1,080					1,090
Balance at December 31, 2002	2,218	42,519	—	156,240	(9,170)	(61,642)	130,165
Net income, restated				7,704			7,704
Other comprehensive income:
Foreign currency translation adjustments, net of income taxes of $2,484					4,613		4,613
Minimum pension liability adjustment, net of income tax benefits $94					(153)		(153)
Change in fair value of derivative instruments, net of income tax benefits of $4					(8)		(8)

Comprehensive income							12,156
Stock issued under employee plans	16	1,798	(1,171)				643
Amortization of unearned compensation			259				259
Stock issued to Directors	3	370					373
Balance at December 31, 2003	2,237	44,687	(912)	163,944	(4,718)	(61,642)	143,596
Net loss				(537)			(537)
Other comprehensive income:
Foreign currency translation adjustments, net of income taxes of $1,785					3,315		3,315
Minimum pension liability adjustment, net of income tax benefits of $501					(818)		(818)
Change in fair value of derivative instruments, net of income tax benefits of $22					(41)		(41)

Comprehensive income							1,919
Stock repurchased						(2,844)	(2,844)
Stock issued under employee plans	9	917	(57)				869
Amortization of unearned compensation			414				414
Stock issued to Directors	7	543					550
Balance at December 31, 2004	$2,253	$46,147	($555)	$163,407	($2,262)	($64,486)	$144,504

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

Cash and cash equivalents – Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less at the date of purchase. The restricted cash balance at the end of 2003 was related to the leasing arrangement for the new operating facility in St. Nazaire, France. The restriction was lifted during the first quarter of 2004.

Concentrations of credit risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents in high-quality financial institutions and instruments. Concentrations of credit risk with respect to trade accounts receivable are limited by the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies. Foreign and export sales were 47 percent of the Company’s net sales in 2004, 37 percent in 2003 and 34 percent in 2002. Export sales are primarily to Europe, Asia, Mexico and Canada and were $51.2 million, $33.0 million and $32.2 million in 2004, 2003 and 2002, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. Sales to the automotive market were approximately 47 percent of the Company’s net sales in 2004 and 2002 and 48 percent of the Company’s net sales in 2003. Sales to DaimlerChrysler AG were approximately 14 percent, 11 percent and 13 percent of Lydall’s total net sales in 2004, 2003 and 2002, respectively. Sales to Ford Motor Company represented approximately 17 percent in 2003 and 18 percent in 2002. No other customer accounted for more than 10 percent of total net sales in 2004, 2003 or 2002.

Inventories – Inventories are valued at lower of cost or market, cost being determined using the first-in, first-out (FIFO) cost method. The accompanying Consolidated Balance Sheet as of December 31, 2003, Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002, the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2003 and 2002 and the related footnotes have been restated to reflect the change in accounting method for inventory from the last-in, first-out (LIFO) method for certain operations to the FIFO method. Before the restatement for the change in cost method, operations using the LIFO cost method comprised approximately 18 percent of the Company’s inventories as of December 31, 2003. See Note 5 for additional information.

Pre-production design and development costs – The Company has contractual agreements with certain customers to design and develop molds, dies and tools (collectively, “tooling”). The Company accounts for these pre-production design and development costs pursuant to Emerging Issues Task Force Issue No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements” (EITF 99-5). These costs are capitalized and subsequently recognized, along with the related revenue, upon acceptance of the tooling by the customer. Periodically, the Company may incur costs in excess of the related tooling revenue. Such excess costs are deferred when the Company meets the requirements for deferral under EITF 99-5. The Company also may progress bill on certain tooling being constructed, these billings are recorded as progress billings (a reduction of the associated inventory) until the appropriate revenue recognition criteria have been met. The following tooling related assets were included in the Consolidated Balance Sheets as of December 31, 2004 and 2003:

	December 31,
In thousands	2004	2003 (Restated)
Inventories, net of progress billings	$7,292	$7,541
Prepaid expenses and other current assets, net	901	1,051
Other assets, net	1,465	2,061
Total tooling related assets	$9,658	$10,653

Amounts included in “Prepaid expenses and other current assets, net” include the short-term portion of receivables due under reimbursement arrangements and amounts included in “Other assets, net” represent the long-term portion of those receivables in addition to customer owned tooling that was not reimbursed. Included in the inventory balance was an offset for progress billings of approximately $2.4 million and $3.7 million at December 31, 2004 and 2003, respectively.

Property, plant and equipment – Property, plant and equipment, including property, plant and equipment under capital leases, are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are depreciated on a straight-line basis over the term of the lease or the life of the asset, whichever is shorter. The cost and accumulated depreciation accounts applicable to assets sold or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any net gain or loss is included in the Consolidated Statements of Operations.

Goodwill and other intangible assets – Goodwill and other intangible assets are accounted for in accordance with the provisions of Statement of Financial Accounting Standards No. 142 “Goodwill and Other Intangible Assets” (FAS 142). Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies, net of accumulated amortization recorded prior to the implementation of FAS 142. Goodwill and other intangible assets with indefinite lives are subject to annual impairment tests. All other intangible assets are amortized over their estimated useful lives, which range from 3 to 30 years.

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

Research and development – Research and development costs are charged to expense as incurred and amounted to $8.5 million in 2004, $7.3 million in 2003 and $6.5 million in 2002. Research and development costs were primarily comprised of development personnel salaries, prototype material costs and testing and trials of new products.

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

Income taxes – The provision for income taxes is based upon income reported in the accompanying consolidated financial statements. Deferred income taxes reflect the impact of temporary differences between the amounts of income and expense recognized for financial reporting purposes and such amounts recognized for tax purposes.

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

Stock options and share grants – As described in Note 11, the Company has stock option plans under which employees and directors have options to purchase Common Stock. The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans. Accordingly, compensation cost is not recognized in the consolidated financial statements on the grant date or over the life of the stock options as the exercise price, set at the time of the grant, is not less than the fair market value per share at the date of grant. Options issued under the stock option plans have a term of ten years and generally vest ratably over a period of four years. Restricted share grants are expensed over the vesting period of the award.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31,:

	2004	2003	2002
Risk-free interest rate	4.3%	3.8%	3.8%
Expected life	7 years	7 years	8 years
Expected volatility	48%	47%	54%
Expected dividend yield	0%	0%	0%

The following table illustrates the effect on net (loss) income and (loss) earnings per share had compensation cost been recognized based on the fair value of the options at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards No. 123 (FAS 123), “Accounting for Stock-Based Compensation” using the Black-Scholes fair value method for option pricing:

	For the years ended December 31,
In thousands except per share data	2004	2003 (Restated)	2002 (Restated)
Net (loss) income — as reported	$(537)	$7,704	$11,305
Add: Stock-based employee compensation expense included in net (loss) income, net of related tax effects	264	166	—
Less: Total stock-based employee compensation expense under FAS 123, as determined under using the fair value method, net of related tax effects	(1,989)	(1,891)	(1,923)
Net (loss) income — pro forma	($2,262)	$5,979	$9,382
Basic (loss) earnings per common share:
Net (loss) income — as reported	$(.03)	$.48	$.71
Net (loss) income — pro forma	(.14)	.37	.59
Diluted (loss) earnings per common share:
Net (loss) income — as reported	$(.03)	$.47	$.69
Net (loss) income — pro forma	(.14)	.37	.58

Recently issued accounting standards – In November 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (FAS 151). FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Additionally, FAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The provisions of FAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). The standard, which is effective for awards issued after June 15, 2005 and all awards prior to the effective date that remain unvested on the effective date, requires that all equity-based compensation be recorded in the consolidated financial statements at the grant date fair value. The Company expects to utilize the modified retrospective method of adoption and apply the standard to all interim periods in 2005. The adoption of FAS 123R will have a material impact on the Company’s results of operations, however, the ultimate impact of the adoption of FAS 123R is not yet able to be reliably determined.

In December 2004, FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets an amendment to APB Opinion No. 29” (FAS 153). The Statement eliminates the exception to measure exchanges at fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance. FAS 153 is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Reclassification of financial information – Certain prior year components of the consolidated financial statements have been reclassified to be consistent with current year presentation.

2. Financial Instruments

The Company did not hold any material investments in financial instruments at December 31, 2004 or 2003. No material gains or losses on investments were realized in 2004, 2003 or 2002. For the purpose of computing realized gains and losses, cost is determined on the specific identification basis.

The Company utilizes letters of credit in the ordinary course of business to satisfy security deposit requirements. Outstanding letters of credit were $2.2 million and $2.1 million as of December 31, 2004 and 2003, respectively.

The carrying amounts and fair values of financial instruments as of December 31, 2004 and 2003 were as follows:

	2004		2003
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Current portion of long-term debt	$5,172	$5,206	$4,951	$4,993
Long-term debt	32,941	33,401	21,026	21,616

The above fair values were computed based on comparable transactions, quoted market rates and discounted future cash flows, as applicable. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value as of December 31, 2004 and 2003.

In January 2003, the Company entered into an interest rate swap agreement to convert the variable base rate on certain borrowings with an initial principal amount of $6.0 million under its domestic credit facility to a fixed rate of 2.2 percent. Subsequent changes in the fair value of the swap are recorded in other comprehensive income as the swap has scheduled maturity dates that are identical to the payment schedule of the borrowings. The swap is designated as a cash flow hedge and has a final maturity of September 15, 2005. The fair value of the interest rate swap is not significant to the Company’s consolidated financial position.

The Company periodically enters into foreign currency forward exchange contracts to mitigate exposure to foreign currency risk. The fair values of these contracts are not considered material to the Company’s consolidated financial position as of December 31, 2004 and 2003.

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

3. Long-term Debt and Financing Arrangements

The Company amended its $50 million domestic revolving credit facility with a group of five banking institutions on February 1, 2005. The credit agreement’s new maturity date is February 1, 2009. The modifications made to the restrictive and financial covenants were effective for the quarter ended December 31, 2004. Therefore, as of December 31, 2004, the Company was in compliance with all restrictive and financial covenants contained in the credit agreement, as amended, and $12.9 million was outstanding under the facility.

During September 2004, the Company finalized the capital lease arrangement related to building and land of the automotive facility in St. Nazaire, France. As of December 31, 2004, the Company recorded $6.4 million for the capital lease obligation related to this agreement.

Total outstanding debt consists of:

			December 31,
In thousands	Effective Rate	Maturity	2004	2003
Credit Agreement, revolving credit facility, uncollateralized	3.70%	2009	$12,900	$6,000
Credit Agreement, 1999 term loan, collateralized by German subsidiary stock	4.45%	2004	—	2,909
Credit Agreement, 2003 term loan, collateralized by German subsidiary stock	4.19%	2007	10,175	11,320
Credit Agreement, collateralized by certain fixed assets	4.97%	2007	5,463	3,155
Volksbank Meinerzhagen eG, collateralized by certain real estate	5.98%	2007	678	629
Volksbank Meinerzhagen eG, collateralized by certain real estate	5.95%	2013	1,793	1,814
City of Winston Salem NC, collateralized by certain fixed assets	4.00%	2010	146	150
Line of Credit, uncollateralized	3.64%	2005	528	—
Capital Lease, St. Nazaire, France	5.44%	2016	6,430	—
			38,113	25,977
Less portion due within one year			(5,172)	(4,951)
Total long-term debt			$32,941	$21,026

The Company’s foreign subsidiaries have various credit arrangements totaling $10.2 million. As of December 31, 2004, $6.0 million was outstanding under these arrangements.

As of December 31, 2004, total debt maturing in 2005, 2006, 2007, 2008 and 2009 was $5.2 million, $4.7 million, $8.9 million, $0.8 million and $13.7 million, respectively. There was $4.8 million of debt outstanding that matures after 2009.

The weighted average interest rate on long-term debt, including the effect of interest rate swaps, was 4.0 percent for the year ended December 31, 2004 compared with 3.9 percent for 2003 and 3.7 percent for 2002.

4. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2004 and 2003 were as follows:

		December 31,
In thousands	Estimated Useful Lives	2004	2003
Land	—	$1,934	$1,878
Buildings and improvements	10-35 years	39,321	35,655
Machinery and equipment	5-25 years	112,485	99,353
Office equipment	2-8 years	29,208	30,364
Vehicles	3-6 years	600	529
Assets under capital lease:
Land	—	683	—
Buildings and improvements	10-35 years	5,817	—
		190,048	167,779
Accumulated depreciation		(90,395)	(84,242)
Accumulated amortization on capital lease		(178)	—
		99,475	83,537
Construction in progress		9,471	7,491
Total property, plant and equipment		$108,946	$91,028

For the years ended December 31, 2004 and 2002, the Company capitalized $0.3 million of interest and $0.2 million was capitalized in 2003.

Depreciation expense was $16.0 million in 2004, $13.1 million in 2003 and $11.2 million in 2002.

5. Inventories

Inventories as of December 31, 2004 and 2003 were as follows:

	December 31,
In thousands	2004	2003 (Restated)
Raw materials	$14,203	$10,212
Work in process	15,386	16,234
Finished goods	12,879	11,278
	42,468	37,724
Less: Progress billings	(2,386)	(3,712)
Total inventories	$40,082	$34,012

Raw materials, work in process and finished goods inventories were net of valuation reserves of $1.6 million and $1.4 million as of December 31, 2004 and 2003, respectively. Progress billings relate to tooling inventory of approximately $9.7 million and $11.3 million as of December 31, 2004 and 2003, respectively, which is included in work in process inventory in the above table.

Effective January 1, 2004, the Company changed its method for inventory costing from the last-in, first-out (LIFO) cost method to the first-in, first-out (FIFO) cost method for those operations that were using the LIFO cost method. This change in accounting method was made to provide better matching of revenues and expenses. Accordingly, the accompanying Consolidated Balance Sheet as of December 31, 2003 and the Consolidated Statements of Operations and Consolidated Statements of Cash Flows for the years ended December 31, 2003 and 2002, and the Consolidated Statements of Changes in Stockholders’ Equity for the years ended December 31, 2003 and 2002 and the related footnotes have been restated to reflect this change.

As a result of this change, “Inventories, net” as of December 31, 2003 were increased by $0.4 million. This change increased (decreased) basic and diluted earnings per share as follows:

	For the years ended December 31,
	2003		2002
	Reported	Restated	Reported	Restated
Basic earnings per common share:
Continuing operations	$0.52	$0.53	$0.73	$0.72
Net income	$0.47	$0.48	$0.72	$0.71
Diluted earnings per common share:
Continuing operations	$0.52	$0.52	$0.72	$0.70
Net income	$0.47	$0.47	$0.71	$0.69

6. Goodwill and Intangible Assets

Goodwill was approximately $30.9 million as of December 31, 2004 and 2003. As of December 31, 2004 and 2003, $26.2 million of goodwill was allocated to the Thermal/Acoustical Segment and of $4.7 million was allocated to the Filtration/Separation Segment, respectively. There were no impairments or dispositions of goodwill recorded during 2004 or 2003.

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other assets, net” in the Consolidated Balance Sheets as of December 31, 2004 and 2003:

	December 31, 2004		December 31, 2003
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	$180	($180)	$180	($133)
License agreements	377	(152)	377	(122)
Patents	743	(318)	649	(264)
Non-compete agreements	145	(93)	145	(64)
Other	62	(10)	31	(5)
Total amortized intangible assets	$1,507	($753)	$1,382	($588)
Unamortized intangible assets:
Trademarks	$450		$450

Amortization of intangible assets for the year ended December 31, 2004 and 2003 was $0.2 million for both years. Estimated amortization expense for intangible assets for each of the next five years is approximately $0.1 million.

7. Restructuring

In the first quarter of 2004, the Company began the consolidation of the Columbus operation into other Lydall automotive facilities. This consolidation is expected to improve flexibility, lower costs and leverage overall capacity of existing facilities more effectively. The Company initiated the process of transferring equipment and product lines during the first quarter of 2004 and has substantially completed these restructuring activities as of December 31, 2004.

Pretax costs for the restructuring program by type and segment were as follows:

In thousands	Severance and Related Costs	Accelerated Depreciation	Facility Exit and Move Costs	Total
Total estimated costs *	$740	$2,227	$2,565	$5,532
Costs incurred through December 31, 2003	—	(272)	—	(272)
Costs incurred during the year ended December 31, 2004	(734)	(1,955)	(2,385)	(5,074)
Estimated remaining costs at December 31, 2004	$6	$—	$180	$186

*	The following amounts were adjusted during the year ended December 31, 2004 related to changes in expected project costs: Estimated Severance and Related Costs decreased by $0.4 million, Accelerated Deprecation decreased by $0.2 million and Estimated Facility Exit and Move Costs increased by $1.2 million. These changes resulted in an overall increase in estimated restructuring costs of approximately $0.6 million.

In thousands	Thermal/ Acoustical	Reconciling Items	Total
Total estimated costs	$4,832	$700	$5,532
Costs incurred through December 31, 2004	(4,646)	(700)	(5,346)
Estimated remaining costs at December 31, 2004	$186	$—	$186

Accrued restructuring costs were as follows:

In thousands	Total
Balance as of December 31, 2003	$—
Additions	1,073
Accrual adjustments*	(422)
Cash payments	(562)
Balance as of December 31, 2004	$89
*	Accrual adjustments made during the year primarily related to employee turnover that reduced expected severance requirements by $0.3 million and a reclassification to another accrual account of approximately $0.1 million related to pension benefits.

Costs incurred, other than severance, have been expensed as incurred. Total pretax project costs through December 31, 2004 were $5.3 million, of which $5.1 million had been charged to cost of sales and $0.2 million was charged to administrative expense. In addition to these pretax charges, a tax charge of $0.5 million was recorded in the fourth quarter of 2003 related to the write-off of deferred tax assets that are not expected to be realized as a result of the restructuring. The expected remaining pretax charges of approximately $0.2 million at December 31, 2004 are primarily comprised of facility exit costs that are expected to be incurred until the end of the lease term in 2006 and will substantially be recorded in cost of sales.

Approximately 95 percent of all restructuring costs incurred were recorded in cost of sales and 5 percent were recorded in selling, product development and administrative expenses. Approximately 85 percent of restructuring costs were recorded in the Thermal/Acoustical Segment and 15 percent were recorded as Corporate Office expenses, which for segment reporting purposes are included under Reconciling Items.

8. Dispositions

In February 2001, the Company’s Board of Directors adopted a plan to discontinue the operations of the Paperboard Segment, consisting principally of the Southern Products and Lydall & Foulds operations. Accordingly, the operating results of this discontinued Segment were segregated from continuing operations and reported as discontinued operations. During the third quarter of 2003, the Company recorded a pretax charge of $1.3 million, or $.05 per diluted share for additional shutdown costs and the write-off of the remaining book value of these assets. In the fourth quarter of 2002, the Company recorded a pretax charge of approximately $0.4 million, or $.01 per diluted share for additional costs incurred during the shutdown period.

9. Assets Held for Sale

In November 2000, the Company’s Board of Directors formalized a plan to dispose of the fiberboard operation. During 2002, the Company paid all remaining liabilities previously accrued, sold certain assets and recorded a final pretax charge of approximately $0.3 million to write-off the remaining assets that could not be sold.

10. Capital Stock

Preferred stock – The Company has authorized Serial Preferred Stock with a par value of $1.00. None of the 500,000 authorized shares have been issued.

Common stock – As of December 31, 2004, 1,582 Lydall stockholders of record held 16,143,735 shares of Common Stock.

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

Earnings per share – The following table provides a reconciliation of (loss) income and shares used to determine basic and diluted (loss) earnings per share. The amounts disclosed in the following table for 2003 and 2002 have been restated to reflect the Company’s change in accounting method for inventory costing.

	For the Year Ended 2004			For the Year Ended 2003			For the Year Ended 2002
In thousands except per share data	Loss from Continuing Operations	Average Shares	Per Share Amount	Income from Continuing Operations	Average Shares	Per Share Amount	Income from Continuing Operations	Average Shares	Per Share Amount
Basic (loss) earnings per share	($537)	16,078	($.03)	$8,523	16,105	$.53	$11,525	16,003	$.72
Effect of dilutive stock options	—	—	—	—	124	(.01)	—	289	(.02)
Diluted (loss) earnings per share	($537)	16,078	($.03)	$8,523	16,229	$.52	$11,525	16,292	$.70

	For the Year Ended 2004			For the Year Ended 2003			For the Year Ended 2002
In thousands except per share data	Net Loss	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount
Basic (loss) earnings per share	($537)	16,078	($.03)	$7,704	16,105	$.48	$11,305	16,003	$.71
Effect of dilutive stock options	—	—	—	—	124	(.01)	—	289	(.02)
Diluted (loss) earnings per share	($537)	16,078	($.03)	$7,704	16,229	$.47	$11,305	16,292	$.69

Dilutive stock options totaling approximately 573,000 shares of Common Stock were excluded from the diluted per share computation for 2004 as the Company reported a net loss during 2004 and, therefore, the dilutive effect of these options is not included in the calculation of diluted loss per share in accordance with FAS 128. Options to purchase approximately 511,000, 529,000 and 457,000 shares of Common Stock were excluded from the 2004, 2003 and 2002 computations of diluted earnings per share, respectively, because the exercise price was greater than the average market price of the Common Stock.

11. Stock Option Plans

As of December 31, 2004, the Company had two stock option plans – the 1992 Stock Incentive Compensation Plan (1992 Plan) and the 2003 Stock Incentive Compensation Plan (2003 Plan), collectively, the “Plans” – under which employees and directors had options to purchase Common Stock. The 1992 Plan expired in May, 2002; however, the 1992 Plan shall continue to govern all outstanding awards under that plan until the awards themselves are exercised or terminate in accordance with their terms. Under these Plans options were/are granted at fair market value on the grant date and expire ten years after the grant date. In most cases, options vest at a rate of 25 percent per year starting with the first anniversary of the award. The Plans provide for automatic acceleration of vesting in the event of a change in control of the Company.

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its Plans. Accordingly, compensation cost is not recognized in the consolidated financial statements on the grant date or over the life of the stock options as the exercise price, set at the time of the grant, is not less than the fair market value per share at the date of grant. The effect on net income and earnings per share had compensation cost been recognized based on the fair value of the options at the grant dates for awards under those plans and the assumptions affecting the determination of fair value, consistent with Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation,” using the Black-Scholes fair value method for option pricing are detailed in Note 1 under “Stock options and share grants.”

The following is a summary of the status of the Company’s Plans as of December 31, 2004, 2003 and 2002 and changes during the years then ended:

In thousands except per share data	2004		2003		2002
Fixed Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares
Outstanding at beginning of year	1,540	$12.31	1,882	$12.21	2,016
Granted	275	11.00	284	11.11	92
Exercised	(137)	8.35	(75)	10.26	(97)
Forfeited/Cancelled	(356)	14.57	(551)	11.61	(129)
Outstanding at end of year	1,322	$11.84	1,540	$12.31	1,882
Options exercisable at year-end	816		1,030		1,111
Shares reserved for grants	887		1,151		—
Weighted-average fair value per option granted during the year	$6.10		$6.05		$9.60

For 2002, the weighted-average exercise price for options outstanding at the beginning and end of the year was $12.28 and $12.21, respectively. Options with weighted-average exercise prices of $15.26, $9.76 and $17.40 were granted, exercised and forfeited in 2002, respectively.

The following table summarizes information about stock options outstanding at December 31, 2004:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable (in thousands)	Weighted- Average Exercise Price
$ 6.50 — $10.08	576	6.3	$9.40	478	$9.34
10.09 — 11.75	534	8.3	11.14	140	11.10
11.76 — 19.81	129	3.3	17.50	115	17.79
19.82 — 26.00	83	1.1	24.52	83	24.52
$6.50 — $26.00	1,322	6.5	$11.84	816	$12.38

The Company granted 5,400 and 104,400 shares of restricted stock awards during 2004 and 2003, respectively. The weighted average fair value per share of restricted stock granted was $11.08 and $11.22, respectively. During 2004 there were 400 shares of restricted stock forfeited. There were no restricted stock awards granted in 2002.

12. Employer Sponsored Benefit Plans

As of December 31, 2004, the Company maintains three defined benefit pension plans that cover the majority of domestic Lydall employees. The pension plans are noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes.

The Company also provides an unfunded Supplemental Executive Retirement Plan (SERP) that provides supplemental income payments after retirement to certain senior executives.

The Company uses a December 31 measurement date for all of its pension plans.

	December 31,
In thousands	2004	2003
Change in benefit obligation:
Net benefit obligation at beginning of year	$33,641	$28,908
Service cost	1,663	1,382
Interest cost	2,176	2,015
Actuarial loss	2,133	2,502
Curtailments [1]	(70)	—
Special termination benefits [1]	54	—
Other [2]	2,404	—
Gross benefits paid	(1,331)	(1,166)
Net benefit obligation at end of year	$40,670	$33,641
[1]	Curtailments and Special termination benefits are a result of the closure of the Columbus operation during 2004. No future expense or gain is expected to result from the closure of the Columbus facility related to pension benefits.
[2]	Included in “Other” is the inclusion of the SERP Projected Benefit Obligation (PBO) as of December 31, 2004.

	December 31,
In thousands	2004	2003
Change in plan assets:
Fair value of plan assets at beginning of year	$26,621	$18,959
Actual return on plan assets	2,245	3,074
Contributions	100	5,754
Gross benefits paid	(1,331)	(1,166)
Fair value of plan assets at end of year	$27,635	$26,621
Funded status at end of year	($13,035)	($7,020)
Unrecognized net actuarial loss	13,523	11,740
Unrecognized prior service cost	110	111
Net amount recognized	$598	$4,831
Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability [1]	($1,960)	$—
Additional minimum liability	(7,676)	(4,099)
Intangible assets	184	199
Accumulated other comprehensive income	10,050	8,731
Net amount recognized	$598	$4,831
[1]	Reflects the inclusion of the SERP liability in 2004.

The accumulated benefit obligation for all defined benefit pension plans was $37.3 million and $30.7 million as of December 31, 2004 and 2003, respectively.

During 2004 and 2003, the Company contributed $0.1 million and $5.8 million, respectively, to its defined benefit pension plans.

The increase in the minimum pension liability (net of tax) included in Other Comprehensive Income was $0.8 million and $0.2 million for the years ended December 31, 2004 and 2003, respectively.

Aggregated information for pension plans with an accumulated benefit obligation in excess of plan assets is provided in the table below:

	December 31,
In thousands	2004	2003
Projected benefit obligation	$40,670	$33,641
Accumulated benefit obligation	$37,271	$30,720
Fair value of plan assets	$27,635	$26,621

Components of net periodic benefit cost:

	For the years ended December 31,
In thousands	2004	2003	2002
Service cost	$1,663	$1,382	$1,167
Interest cost	2,176	2,015	1,887
Expected return on plan assets	(2,284)	(1,679)	(1,649)
Special termination benefit charge	54	—	—
Amortization of:
Transition asset	—	(17)	(100)
Prior service cost	1	1	2
Unrecognized actuarial loss	763	682	227
Total net periodic benefit cost	$2,373	$2,384	$1,534

SERP expense (not included in this table) was $0.2 million for the years ended December 31, 2004, 2003 and 2002.

The major assumptions used in determining the year-end benefit obligation and annual net cost for pension plans are presented in the following table:

	Benefit Obligation		Net Cost
For the years ended December 31,	2004	2003	2004	2003	2002
Discount rate	5.9%	6.25%	6.25%	6.75%	7.25%
Salary scale	3.5% - 4.5%	3.5% - 4.0%	3.5% - 4.0%	3.5% - 4.5%	3.5% - 4.5%
Expected return on plan assets	—	—	8.75%	8.75%	9.25%

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

The following table presents the target allocation of pension plan assets for 2005 and the actual allocation of plan assets as of December 31, 2004 and 2003 by major asset category:

	Target Allocation	Actual Allocation of Plan Assets December 31,
Asset Category	2005	2004	2003
Equity securities	60% - 80%	67%	64%
Fixed income securities	20% - 40%	30%	31%
Cash and cash equivalents and other	0% - 5%	3%	5%

Estimated Future Contributions and Benefit Payments

The Company expects to contribute approximately $3.2 million in cash to its defined benefit pension plans in 2005.

Estimated future benefit payments for the next 10 years are as follows:

In thousands	2005	2006	2007	2008	2009	2010-2014
Benefit payments	$1,337	$1,387	$1,453	$1,613	$1,754	$11,518

Employee Savings Plans

The Company also sponsors an Employee Stock Purchase Plan and 401(k) Plan. Employer contributions to these plans amounted to $1.3 million in 2004 and 2002 and $1.4 million in 2003.

13. Segment Information

Lydall has organized its business into two primary reportable segments – Thermal/Acoustical and Filtration/Separation. All other businesses are aggregated in Other Products and Services. Reconciling Items include Corporate Office operating expenses and intercompany eliminations. Segments are defined by the grouping of similar products and services.

Lydall evaluates performance and allocates resources based on net sales and operating income. Net sales by segment reported below include intercompany transactions. Operating income is calculated using specific cost identification for most items, with certain allocations of overhead, normally made based on sales volume.

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

Other Products and Services

The largest component of Other Products and Services is Lydall’s transport, distribution and warehousing business. This business specializes in time-sensitive shipments and has an in-depth understanding of the special nature and requirements of the paper and printing industries. Other Products and Services also includes assorted specialty products.

The table below presents net sales and operating income by segment as used by the Chief Executive Officer of the Company for the years ended December 31, 2004, 2003 and 2002 and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income for the years ended December 31, 2004, 2003 and 2002.

In thousands for the years ended	Thermal/ Acoustical	Filtration/ Separation	Other Products and Services	Total Segments	Reconciling Items	Consolidated Totals
December 31, 2004
Net sales	$183,353	$81,200	$29,870	$294,423	($1,986)	$292,437
Operating income	7,269	11,045	2,457	20,771	(20,446)	325
December 31, 2003
Net sales	$168,444	$74,851	$29,817	$273,112	($1,727)	$271,385
Operating income, restated	19,669	8,792	2,033	30,494	(16,645)	13,849
December 31, 2002
Net sales	$150,440	$72,776	$32,175	$255,391	($1,869)	$253,522
Operating income, restated	20,321	10,397	2,187	32,905	(15,146)	17,759

Asset information by reportable segment is not reported since the Chief Executive Officer does not use such information internally.

Net sales by geographic area for the years ended December 31, 2004, 2003 and 2002 and long-lived asset information by geographic area as of December 31, 2004, 2003 are as follows:

	Net Sales			Long-Lived Assets
In thousands	2004	2003	2002	2004	2003
United States	$206,277	$203,747	$200,556	$96,678	$100,720
France	28,119	21,302	17,625	28,832	13,676
Germany	58,041	46,336	35,341	22,190	18,767
Total	$292,437	$271,385	$253,522	$147,700	$133,163

Foreign sales are based on the country in which the sales originated (i.e., where the legal entity is domiciled).

For 2004, the only customer that individually comprised greater than 10 percent of the Company’s consolidated net sales was DaimlerChrysler AG. For 2003 and 2002, Lydall had two customers that individually comprised greater than 10 percent of consolidated net sales, Ford Motor Company and DaimlerChrysler AG. Sales to DaimlerChrysler AG in 2004, 2003 and 2002 were $39.6 million, $29.1 million and $32.9 million, respectively. Sales to Ford Motor Company in 2003 and 2002 were $45.1 million and $45.3 million, respectively. These sales were reported in the Thermal/Acoustical Segment.

14. Income Taxes

The provision for income taxes from continuing operations consists of the following:

	For the years ended December 31,
In thousands	2004	2003 (Restated)	2002 (Restated)
Current:
Federal	$(28)	$1,244	$—
State	216	428	246
Foreign	267	283	201
Total current	455	1,955	447
Deferred:
Federal	(882)	13,950	4,894
State	121	1,128	216
Foreign	88	(12,558)	(7)
Total deferred	(673)	2,520	5,103
Provision for income taxes	($218)	$4,475	$5,550

The following is a reconciliation of the difference between the actual provision for income taxes from continuing operations and the provision computed by applying the federal statutory tax rate on earnings:

	For the years ended December 31,
In thousands	2004	2003 (Restated)	2002 (Restated)
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax deduction	(23.0)	1.4	0.7
Exempt export and foreign income	28.8	(2.2)	(3.3)
Recognition of net foreign deferred tax assets	25.2	(6.2)	—
Reserve for tax contingencies	(43.5)	1.5	—
Valuation allowance for domestic net operating losses and tax credits	6.3	6.4	—
Other	1.1	(0.5)	1.1
Effective income tax rate	28.9%	34.4%	32.5%

The above effective rate reconciliation percentage impacts for 2004 appear uncharacteristically high as the corresponding dollar amounts represent larger percentage portions of the net loss recorded for the year ended December 31, 2004 due to the close to break even performance for the year. The Other line item in the table above is primarily comprised of non-deductible expenditures such as meals and entertainment and non-taxable income such as the increase in cash surrender value of officers’ life insurance.

During 2003, the Company reversed a valuation allowance against foreign deferred tax assets as management expects that the assets, primarily net operating losses, will more likely than not be recognized. Upon recognition of the deferred tax assets in the foreign jurisdiction, the Company was required to record a domestic deferred tax liability to offset those same foreign assets as the foreign operation is treated as a disregarded entity for U.S. tax purposes. The amount recognized is calculated as the difference between the effective rate in the foreign jurisdiction and the effective rate in U.S.

Management provided a valuation allowance at the end of 2003 for certain state net operating loss carryforwards and tax credits primarily associated with the Columbus, Ohio plant. The benefits associated with the net operating losses and credits may not be fully utilized due to the consolidation of the Columbus operation into other facilities. Additionally, there are other domestic state net operating loss carryforwards and tax credits that management has determined may not be utilized before their expiration. All valuation allowances have been included as a component of 2004 and 2003 tax expense, as appropriate.

The Internal Revenue Service completed its examination of the Company’s 1999, 1998, and 1997 federal income tax returns during 2003, 2002, and 2001, respectively. The 2002 effective tax rate includes benefits from the settlements of these examinations; there was no impact on the 2004 or 2003 effective rates. Excluding these settlements, the effective tax rate on income from continuing operations for 2002 was 35.0 percent. The Company has been notified by the IRS that there will be an examination of the Company’s 2002 federal income tax return beginning in 2005.

The following schedule presents net current and net long-term deferred tax assets and liabilities by tax jurisdiction as of December 31, 2004 and 2003:

	2004		2003
	Deferred Tax Assets/(Liabilities)		Deferred Tax Assets/(Liabilities)
In thousands	Current	Long-term	Current	Long-term (Restated)
Federal	$608	($18,988)	$1,230	($20,622)
State	414	(1,844)	332	(1,656)
Foreign	1,796	10,734	1,626	9,620
Totals	$2,818	($10,098)	$3,188	($12,658)

	December 31,
In thousands	2004	2003 (Restated)
Deferred tax assets:
Accounts receivable	$320	$213
Discontinued operations	—	731
Imputed interest expense	5,557	5,568
Inventories	709	738
Net operating loss carryforwards	10,955	9,423
Other accrued liabilities	1,749	1,080
Pension	4,148	2,720
Tax credits	923	835
Other, net	849	923
Total deferred tax assets	25,210	22,231
Deferred tax liabilities:
Domestic liability for foreign deferred tax assets	11,957	11,703
Intangible assets	4,047	2,932
Property, plant and equipment	15,504	16,245
Total deferred tax liabilities	31,508	30,880
Valuation allowance	982	821
Net deferred tax liabilities	$7,280	$9,470

For the years ended December 31, 2004, 2003 and 2002, (loss) income from continuing operations before income taxes was derived from the following sources:

	For the years ended December 31,
In thousands	2004	2003 (Restated)	2002 (Restated)
United States	($1,135)	$9,634	$13,385
Foreign	380	3,364	3,690
Total (loss) income from continuing operations before income taxes	$(755)	$12,998	$17,075

At December 31, 2004, the Company has approximately $3.1 million and $9.6 million of federal regular and alternative minimum tax net operating loss carryforwards, respectively, approximately $22.4 million of foreign net operating loss carryforwards and approximately $17.5 million of state net operating loss carryforwards. The federal net operating loss carryforwards will begin to expire in 2022 and the state net operating loss carryforwards expire between 2007 and 2024. The majority of the foreign net operating loss carryforwards have no expiration. The Company has provided a valuation reserve against $6.4 million of state net operating losses relating mainly to the consolidation of the Columbus, Ohio plant.

In addition, the Company has $0.1 million and $0.7 million of federal and state tax credit carryforwards, respectively. The Company has provided a valuation reserve against $0.5 million of state income tax credits.

15. Commitments and Contingencies

Leases

The Company has operating leases that resulted in an expense of $5.1 million in 2004, $4.5 million in 2003 and $3.8 million in 2002. These contracts include building, office equipment, vehicle and machinery leases that require payment of property taxes, insurance, repairs and other operating costs.

In December 2003, the Company entered into an agreement to lease the land and building of the St. Nazaire operating facility in France. Capital lease payments began in the third quarter of 2004.

Approximate future minimum lease payments under noncancelable leases are:

	Payments due by Period
In thousands	Operating Lease Payments	Capital Lease Payments	Total
2005	$4,400	$682	$5,082
2006	3,547	682	4,229
2007	2,904	783	3,687
2008	2,413	783	3,196
2009	2,171	783	2,954
Thereafter	10,103	4,835	14,938
Total	25,538	8,548	34,086
Interest on capital lease	—	(2,118)	(2,118)
Total	$25,538	$6,430	$31,968

Commitments and Contingencies

The Company is, from time to time, subject to governmental audits and proceedings and various litigation relating to matters incidental to its business, including product liability and environmental claims. While the outcome of current matters cannot be predicted with certainty, management, after reviewing such matters and consulting with the Company’s internal and external counsel and considering any applicable insurance or indemnification, does not expect any liability that may ultimately be incurred will materially affect the consolidated financial position, results of operations or cash flows of the Company.

In 2004, Lydall sold its Lydall & Foulds properties located in Manchester, CT. Under the direction of the Connecticut Department of Environmental Protection, there is an ongoing environmental program of groundwater sampling and soils remediation that will take place over the next five years, which is estimated to cost $0.3 million, which was previously accrued as part of the discontinuance of the Paperboard Segment.

During the third quarter of 2004, the Company recorded a reserve of $0.5 million for the remaining balance of the note receivable associated with the sale of certain assets of the fiberboard operation in 2001. This reserve was recorded as the Company believes that the purchaser of these assets does not have the financial ability to pay the remaining amounts owed to the Company. The purchaser is currently attempting to acquire financing through various sources; however, the probability of its success is not able to be determined at this time. If the purchaser is successful in acquiring additional financing, some, or all, of the amount reserved for may be paid to the Company at a future date.

In March 1986, the United States Environmental Protection Agency notified a former subsidiary of the Company that it and other entities may be potentially responsible in connection with the release of hazardous substances at a landfill and property located adjacent to a landfill located in Michigan City, Indiana. Related to settlement discussions previously disclosed, during the fourth quarter of 2004, the Company made a payment of approximately $150 thousand, which was previously accrued, in exchange for a full site release and has received reimbursement from its insurance carriers. The settlement of this transaction did not have a material impact on the Company’s financial position, results of operations or cash flows.

In January 2005, the Charter Medical, Ltd. subsidiary of Lydall announced a product recall of certain of its blood transfer and storage products upon the discovery of procedural deficiencies in the sterilization validation process. Although neither the Company nor Charter Medical has been notified of any adverse events or reports from customers with regard to these products, Charter Medical believed it was prudent to voluntarily recall the products. The current estimated cost of the recall and resultant corrective actions is approximately $0.5 million to $0.6 million based upon product quantity and return estimates provided by customers and internal cost estimates. To the extent that actual product quantity and returns differ from the estimates originally provided to Charter Medical, the actual cost of the recall could differ from the original estimate. The Company recorded $0.5 million of expense related to this matter during the fourth quarter of 2004. The Company further expects that the impact of this recall on 2005 sales revenues will be less than $1.0 million.

16. Comprehensive Income (Loss)

The following table discloses the balance by classification within accumulated other comprehensive loss:

In thousands	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Instruments	Minimum Pension Liability Adjustment	Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2002	($6,670)	$18	($1,401)	($8,053)
Change year-to-date	2,790	(49)	(3,858)	(1,117)
Balance at December 31, 2002	(3,880)	(31)	(5,259)	(9,170)
Change year-to-date	4,613	(8)	(153)	4,452
Balance at December 31, 2003	733	(39)	(5,412)	(4,718)
Change year-to-date	3,315	(41)	(818)	2,456
Balance at December 31, 2004	$4,048	($80)	($6,230)	($2,262)

17. Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial results for 2004 and 2003. In management’s opinion, all material adjustments necessary to present fairly the information for such quarters have been reflected.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
In thousands except per share data	2004	2003	2004	2003	2004	2003	2004	2003 (Restated)
Net sales	$72,121	$70,367	$74,349	$74,082	$70,344	$63,825	$75,623	$63,111
Gross margin	15,221	17,187	15,584	19,327	13,682	14,935	13,043	12,933
Income (loss) from continuing operations	938	2,114	644	4,130	(885)	1,903	(1,234)	376
Loss from discontinued operations	—	—	—	—	—	(819)	—	—
Net income (loss)	$938	$2,114	$644	$4,130	$(885)	$1,084	$(1,234)	$376
Basic earnings (loss) per share:
Continuing operations	$0.06	$0.13	$0.04	$0.26	$(0.06)	$0.12	$(0.08)	$0.02
Discontinued operations	—	—	—	—	—	(0.05)	—	—
Net income (loss)	$0.06	$0.13	$0.04	$0.26	$(0.06)	$0.07	$(0.08)	$0.02
Diluted earnings (loss) per share:
Continuing operations	$0.06	$0.13	$0.04	$0.26	$(0.06)	$0.12	$(0.08)	$0.02
Discontinued operations	—	—	—	—	—	(0.05)	—	—
Net income (loss)	$0.06	$0.13	$0.04	$0.26	$(0.06)	$0.07	$(0.08)	$0.02

The sum of the quarterly amounts for 2004 and 2003 do not agree to the full year amounts in the Consolidated Statements of Operations due to rounding.

Schedule II

LYDALL, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

		Additions
In thousands	Balance at January 1,	Charged to Costs and Expenses	Charged to Other Accounts	Deductions	Balance at December 31,
2004
Allowance for doubtful receivables	$619	$958[6]	$33[2]	($360)[1]	$1,250
Inventory valuation reserves	1,375	1,001	22[2]	(831)[3]	1,567
Reserve for future tax benefits	821	414	—	(253)[4]	982
2003
Allowance for doubtful receivables	$703	$211	$53[2]	($348)[1]	$619
Inventory valuation reserves	808	860	36[2]	(329)[3]	1,375
Reserve for future tax benefits	7,326	4,862	—	(11,367)[5]	821
2002
Allowance for doubtful receivables	$859	$80	$64[2]	($300)[1]	$703
Inventory valuation reserves	582	409	20[2]	(203)[3]	808
Reserve for future tax benefits	7,228	—	1,285[2]	(1,187)[4]	7,326
[1]	Uncollected receivables written off and recoveries.
[2]	Record foreign currency translation adjustments.
[3]	Write-off of obsolete inventory in 2004, 2003 and 2002 and adjustments to valuation reserves in 2004 and 2003.
[4]	Reduction to income tax expense of $0.3 million and $1.2 million for 2004 and 2002, respectively.
[5]	The Company reversed a valuation allowance of $7.3 million against foreign deferred tax assets as management expects that the assets, primarily net operating losses, will more likely than not be recognized. Upon recognition of the deferred tax assets in the foreign jurisdiction, the Company was required to record a domestic deferred tax liability to offset those same foreign assets as the Company treats the foreign operation as a disregarded entity for U.S. tax purposes. The benefit, calculated as the difference in the effective rate in the foreign jurisdiction and the effective rate in the U.S., has been reported as a net benefit at the end of the tax year. In connection with the filing of the German subsidiary’s prior years’ tax returns in 2003, such subsidiary’s December 31, 2002 deferred tax assets; liabilities and valuation allowance were adjusted. This adjustment, recorded in 2003, was to increase deferred tax assets by approximately $4.0 million, primarily related to the subsidiary’s 2000 net operating loss carryforward. Such increase was entirely offset by a valuation allowance of the same amount. The ultimate reversal of the subsidiary’s valuation allowance resulted in the requirement to record a domestic deferred tax liability, as discussed above.
[6]	Includes a $0.5 million reserve recorded during 2004 for the remaining balance of the note receivable associated with the sale of certain assets of the fiberboard operation in 2001, which was included within “Prepaid expenses and other current assets, net” on the Consolidated Balance Sheet as of December 31, 2004.

S-1