Form 10-Q
period 2005-03-31
LYDALL INC /DE/
filed 2005-05-10
CIK 60977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $.10 par value per share.

Total Shares outstanding April 26, 2005	16,156,210

LYDALL, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Quarter Ended March 31,
	2005	2004
	(Unaudited)
Net sales	$72,184	$72,121
Cost of sales	56,104	56,900

Gross margin	16,080	15,221
Selling, product development and administrative expenses	14,703	13,471

Operating income	1,377	1,750
Interest expense	330	305
Other (income) expense, net	50	2

Income before income taxes	997	1,443
Income tax expense	354	505

Net income	$643	$938

Earnings per share:
Basic	$.04	$.06
Diluted	$.04	$.06

Weighted average number of common shares outstanding:
Basic	16,061	16,151
Diluted	16,183	16,237

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,486	$1,580
Accounts receivable, net	50,423	49,909
Inventories, net	43,965	40,082
Prepaid expenses and other current assets	5,833	6,308
Deferred tax assets	2,787	2,818

Total current assets	104,494	100,697
Property, plant and equipment, at cost	201,607	199,519
Accumulated depreciation	(93,074)	(90,573)

	108,533	108,946
Other assets, net	38,596	38,754

Total assets	$251,623	$248,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,555	$5,172
Accounts payable	28,896	27,125
Accrued payroll and other compensation	5,608	5,220
Other accrued liabilities	7,274	8,931

Total current liabilities	46,333	46,448
Long-term debt	37,093	32,941
Deferred tax liabilities	10,559	10,098
Pension and other long-term liabilities	14,722	14,406

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	2,250	2,253
Capital in excess of par value	45,773	46,147
Unearned compensation	(477)	(555)
Treasury stock, at cost	(63,981)	(64,486)
Retained earnings	164,050	163,407
Accumulated other comprehensive loss	(4,699)	(2,262)

Total stockholders’ equity	142,916	144,504

Total liabilities and stockholders’ equity	$251,623	$248,397

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Quarter Ended March 31,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$643	$938
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,696	4,227
Deferred income taxes	(104)	550
Amortization of unearned compensation	78	131
Loss on disposition of property, plant and equipment	52	—
Changes in operating assets and liabilities:
Accounts receivable	(1,300)	(11,771)
Inventories	(4,495)	(1,346)
Accounts payable	2,133	3,965
Accrued payroll and other compensation	525	1,456
Other, net	(563)	4,851

Net cash provided by operating activities	665	3,001

Cash flows from investing activities:
Capital expenditures	(5,416)	(6,344)
Release of restricted cash	—	2,516

Net cash used for investing activities	(5,416)	(3,828)

Cash flows from financing activities:
Debt proceeds	34,800	17,511
Debt repayments	(30,173)	(13,232)
Common stock issued	128	621
Common stock repurchased	—	(1,021)

Net cash provided by financing activities	4,755	3,879

Effect of exchange rate changes on cash	(98)	(483)

(Decrease) Increase in cash and cash equivalents	(94)	2,569
Cash and cash equivalents at beginning of period	1,580	3,008

Cash and cash equivalents at end of period	$1,486	$5,577

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying condensed consolidated financial statements include the accounts of Lydall, Inc. and its subsidiaries (collectively, the “Company” or the “Registrant”). All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated financial statements have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s annual financial statements for the year ended December 31, 2004. The year-end condensed consolidated balance sheet was derived from the December 31, 2004 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Management believes that all adjustments, which include only normal recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods reported, have been included. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain prior year components of the condensed consolidated financial statements have been reclassified to be consistent with current year presentation.

The Company has expanded certain of its significant accounting policy disclosures, described in Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, to provide additional information with respect to those policies, as described below.

Revenue recognition—The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin 104, “Revenue Recognition” (SAB 104). SAB 104 requires revenue to be recognized: (1) once evidence of an arrangement exists; (2) product delivery has occurred; (3) pricing is fixed or determinable; and (4) collection is reasonably assured. The four criteria required to recognize revenue by SAB 104 are considered to be met, and the passage of title to the customer occurs, at the respective FOB point and revenue is recognized at that time. The Company’s standard sales and shipping terms are FOB shipping point, therefore, substantially all revenue is recognized upon shipment. However, in limited circumstances, the Company conducts business with certain customers on FOB destination terms and in these instances revenue is recognized upon receipt by the customer. The Company generally does not provide specific customer inspection or acceptance provisions in its’ sales terms, with the exception of tooling sales discussed in “Pre-production design and development costs” below.

Sales returns and allowances are recorded when identified or communicated by the customer and internally approved, as historically they have not been material to total sales.

Shipping and handling costs consist primarily of costs incurred to deliver products to customers and internal costs related to preparing products for shipment and are recorded in cost of sales.

Pre-production design and development costs—The Company enters into contractual agreements with certain customers to design and develop molds, dies and tools (collectively, “tooling”). The Company accounts for these pre-production design and development costs pursuant to Emerging Issues Task Force Issue No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements” (EITF 99-5). The majority of all tooling contracts are executed under sales terms where revenue is recognized upon acceptance of the tooling by the customer. For tooling sales arrangements, applicable costs are recorded in inventory as incurred and subsequently recognized, along with the related revenue, upon customer acceptance of the tooling.

Periodically, the Company enters into contractually guaranteed reimbursement arrangements related to the sale of tooling to customers. Under these arrangements, revenue is recognized upon acceptance of the tooling by the customer and amounts due under such arrangements are settled over the part supply

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

arrangement, in accordance with the specific terms of the arrangement. The amounts due from the customer in such transactions are recorded in “Prepaid expenses and other current assets” or “Other assets, net” based upon the expected term of the reimbursement arrangement.

Occasionally, the Company incurs costs in excess of those contractually reimbursed. In those cases, the Company capitalizes these costs when the customer provides the Company the noncancelable right to use the tooling during the part supply arrangement; otherwise, such non-reimbursed costs are expensed as incurred. These capitalized costs are then amortized over the expected life of the part supply arrangement. For such part supply arrangements, tooling costs are recorded in inventory as incurred and, upon customer acceptance of the tooling, the related revenue and costs are recorded, as applicable, and any non-reimbursed portion of the costs is reclassified to “Other assets, net” and amortized over the life of the part supply arrangement (typically not to exceed three years).

The Company also may progress bill on certain tooling being constructed, these billings are recorded as progress billings (a reduction of the associated inventory) until the appropriate revenue recognition criteria have been met.

2.	Inventories, net of valuation reserves, as of March 31, 2005 and December 31, 2004 were as follows:

In thousands	March 31, 2005	December 31, 2004
Raw materials	$15,305	$14,203
Work in process	17,354	15,386
Finished goods	12,911	12,879

	45,570	42,468
Less: Progress billings	(1,605)	(2,386)

Total inventories	$43,965	$40,082

Progress billings relate to tooling inventory, which is included in work in process inventory in the above table.

3.	Basic and diluted earnings per common share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock options and stock awards, where such effect is dilutive.

	Quarter Ended March 31, 2005			Quarter Ended March 31, 2004
In thousands except per share amounts	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount
Basic earnings per share	$643	16,061	$.04	$938	16,151	$.06
Effect of dilutive options and awards	—	122	—	—	86	—

Diluted earnings per share	$643	16,183	$.04	$938	16,237	$.06

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

4.	The Company has stock option plans under which employees and directors have options to purchase Common Stock. The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees” and
related interpretations in accounting for its stock option plans. Accordingly, compensation cost is not recognized in the financial statements on the grant date or over the life of the stock options as the exercise price is set on the date of the grant and is not less than the fair market value per share on that date. Restricted share grants are expensed over the vesting period of the award. The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Statement of Financial Accounting Standards No. 123,” which require the disclosure of pro forma effects on net income and earnings per share as if compensation cost had been recognized based upon the fair value method at the date of grant for options awarded.

The following table illustrates the effect on net income and earnings per share had compensation cost been recognized for the Company’s stock based compensation based on the fair value of the options at the grant dates using the Black-Scholes fair value method for option pricing. There were no grants issued during the quarters ended March 31, 2005 and 2004.

In thousands except per share amounts		Quarter Ended March 31, 2005	Quarter Ended March 31, 2004
Net income	– as reported	$643	$938
Add:	Stock-based employee compensation expense included in net income, net of related tax effects	50	84
Less:	Total stock-based employee compensation expense under FAS 123, using the fair value method, net of related tax effects	(448)	(533)

Net income	– pro forma	$245	$489

Basic earnings per common share:
Net income	– as reported	$.04	$.06
Net income	– pro forma	$.02	$.03
Diluted earnings per common share:
Net income	– as reported	$.04	$.06
Net income	– pro forma	$.02	$.03

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R (FAS 123R), “Share-Based Payment,” which changed the accounting for certain equity compensation programs. In April 2005, the Securities and Exchange Commission deferred the implementation date of FAS 123R, which will now be effective for the Company on January 1, 2006.

5.	Total goodwill included in “Other assets, net” in the Condensed Consolidated Balance Sheets was $30.9 million as of March 31, 2005 and December 31, 2004. As of March 31, 2005 and December 31, 2004, $26.2 million of goodwill was attributed to operations in the Thermal/Acoustical Segment and $4.7 million was attributed to operations in the Filtration/Separation Segment. There were no impairments or dispositions of goodwill recorded during the quarter ended March 31, 2005.

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets included in “Other assets, net” in the Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004.

	March 31, 2005		December 31, 2004
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
License agreements	$377	$(160)	$377	$(152)
Patents	750	(333)	743	(318)
Non-compete agreements	145	(100)	145	(93)
Other	73	(13)	62	(10)

Total amortized intangible assets	$1,345	$(606)	$1,327	$(573)

Unamortized intangible assets:
Trademarks	$450		$450

Amortization expense for intangible assets for the quarter ended March 31, 2005 was not material. Estimated amortization expense for intangible assets for each of the next five years is approximately $0.1 million.

6.	In the first quarter of 2004, the Company began the consolidation of its Columbus operation into other Lydall facilities and had substantially completed the restructuring activities as of December 31, 2004.

Pretax costs for the restructuring program by type and segment were as follows:

In thousands	Severance and Related Costs	Accelerated Depreciation	Facility Exit and Move Costs	Total
Total estimated costs*	$721	$2,227	$2,547	$5,495
Costs incurred through December 31, 2004	(734)	(2,227)	(2,385)	(5,346)
Costs incurred during the quarter ended March 31, 2005	20	—	(42)	(22)

Estimated remaining costs at March 31, 2005	$7	$—	$120	$127

In thousands	Thermal/ Acoustical	Corporate Office Expenses	Total
Total estimated costs*	$4,795	$700	$5,495
Costs incurred through March 31, 2005	(4,668)	(700)	(5,368)

Estimated remaining costs at March 31, 2005	$127	$—	$127

*	Total estimated costs decreased by approximately $0.1 million during the quarter ended March 31, 2005.

Restructuring actions accrued were as follows:

In thousands	Severance and Related Costs
Balance at December 31, 2004	$89
Additions	18
Accrual Adjustments*	(38)
Cash paid	(27)

Balance at March 31, 2005	$42

*	Accrual adjustments relate to the reversal of an accrual made for severance related costs.

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Costs incurred, other than severance, have been expensed as incurred. Total pretax project costs through March 31, 2005 were $5.4 million, of which $5.2 million was charged to cost of sales and $0.2 million was charged to administrative expense. In addition to these pretax charges, an after-tax charge of $0.5 million was recorded in the fourth quarter of 2003 related to the write-off of deferred tax assets that are not expected to be realized as a result of the restructuring. The expected remaining pretax charges of $0.1 million as of March 31, 2005 are primarily comprised of facility exit costs that are expected to be incurred until the end of the lease term in 2006 and will substantially be recorded in cost of sales.

7.	As of March 31, 2005, the Company maintains three defined benefit pension plans that cover the majority of domestic Lydall employees. The pension plans are noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. The Company also provides an unfunded Supplemental Executive Retirement Plan (SERP) that provides supplemental income payments after retirement to certain former and current senior executives.

In thousands	Quarter Ended March 31, 2005	Quarter Ended March 31, 2004
Components of net periodic benefit cost:
Service cost	$454	$430
Interest cost	618	544
Expected return on assets	(596)	(574)
Amortization of unrecognized actuarial loss	212	167

Net periodic benefit cost	$688	$567

As stated in its 2004 Annual Report on Form 10-K, the Company expects to contribute approximately $3.2 million to its defined benefit pension plans in 2005. No contributions were made during the quarter ended March 31, 2005.

8.	Comprehensive loss for the periods ended March 31, 2005 and 2004 was as follows:

In thousands	Quarter Ended March 31, 2005	Quarter Ended March 31, 2004
Net income	$643	$938
Changes in accumulated other comprehensive loss:
Foreign currency translation adjustments	(2,507)	(1,083)
Unrealized gain (loss) on derivative instruments, net of tax	70	(1)

Total comprehensive loss	$(1,794)	$(146)

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

9.	Lydall’s reportable segments are: Thermal/Acoustical and Filtration/Separation. All other products are aggregated in Other Products and Services. For a full description of each segment, refer to the “Notes to Consolidated Financial Statements” reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Net sales by segment were as follows:

In thousands	Quarter Ended March 31, 2005	Quarter Ended March 31, 2004
Thermal/Acoustical:
Automotive	$37,358	$34,182
Passive thermal	6,238	6,367
Active thermal	4,133	3,878

Thermal/Acoustical Segment net sales	$47,729	$44,427
Filtration/Separation:
Filtration	$15,281	$17,219
Vital Fluids	1,948	3,514

Filtration/Separation Segment net sales	$17,229	$20,733
Other Products and Services:
Transport, distribution and warehousing services	$5,283	$4,838
Specialty products	2,476	2,641

Other Products and Services net sales	$7,759	$7,479
Eliminations and Other	(533)	(518)

Consolidated Net Sales	$72,184	$72,121

Operating income by segment was as follows:

In thousands	Quarter Ended March 31, 2005	Quarter Ended March 31, 2004
Thermal/Acoustical	$3,867	$2,804
Filtration/Separation	1,907	2,870
Other Products and Services	590	516
Eliminations and Other	—	42
Corporate Office Expenses	(4,987)	(4,482)

Consolidated Operating Income	$1,377	$1,750

10.	In April 2005, Lydall Gerhardi GmbH and Co. KG, a subsidiary of Lydall, Inc., entered into a capital lease agreement for a high speed manufacturing line with GEFA Leasing GmbH. The lease has an expected 7 year term, an effective interest rate of 4.25 percent and aggregate principal payments of €2,995,000. The lease also contains a purchase option, which provides the Company with the option to purchase the equipment anytime after the fourth year of the lease term for a stated percentage of the original purchase price.

11.

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (FAS 151). FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Additionally, FAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

production facilities. The provisions of FAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). The standard is applicable to awards issued after the effective date and all awards prior to the effective date that remain unvested on the effective date and requires that all equity-based compensation be recorded in the consolidated financial statements at the grant date fair value. In April 2005, the Securities and Exchange Commission announced a deferral of the effective date of FAS 123R. Under this deferral, FAS 123R is required to be adopted as of the beginning of the Company’s first annual reporting period that begins after June 15, 2005. The adoption of FAS 123R is expected to have a material impact on the Company’s results of operations and the Company believes that the pro forma disclosures in Note 4 provide an appropriate short-term indicator of the level of expense that will be recognized in accordance with FAS 123R. However, the total expense recorded in future periods will depend on several factors, including the number of share-based awards that vest and the fair value of those vested awards.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29” (FAS 153). The Statement eliminates the exception to measure exchanges at fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance. FAS 153 is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47). This interpretation clarifies the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event and where an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for conditional asset retirement obligations occurring during fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of the adoption of this interpretation, if any.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Factors That May Impact Future Results

In the interest of more meaningful disclosure, Lydall and its management make statements regarding the future outlook of the Company, which constitute “forward-looking statements” under the securities laws. These forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company, based on assumptions and estimates currently believed to be valid. Forward-looking statements are included under the “Overview and Outlook” section of this Item and elsewhere within this report and are generally identified through the use of the words “believes,” “expects,” “estimates,” “plans,” “projects,” “anticipates” and other words of similar meaning in connection with the discussion of future operating or financial performance. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Some of the factors that might cause such a difference include risks and uncertainties which are detailed in Note 15 of the “Notes to Consolidated Financial Statements” and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Overview and Outlook

Business Environment Overview

Lydall designs and manufactures specialty engineered automotive thermal and acoustical barriers, passive and active industrial thermal and insulating solutions, filtration media, medical filtration media and devices and biopharmaceutical processing components for demanding thermal/acoustical and filtration/separation applications. Lydall’s thermal/acoustical and filtration/separation businesses are in markets that present growth opportunities and we expect the businesses to grow over the long term, primarily through the introduction of new products, expansion of share in existing markets and penetration of new markets. As many of Lydall’s operations do business on a worldwide basis, Lydall’s results can be impacted by global, regional and industry economic and political factors.

The global automotive industry is cyclical and sensitive to changes in certain economic conditions. Based upon market information, our customers, particularly the “Big 3” domestic automotive manufacturers, are currently experiencing the impact of these conditions, which could continue to adversely affect vehicle production volumes. While the Company did not experience a decline related to the reductions in North American automotive production in the first quarter of 2005 compared with the first quarter of 2004, a continued reduction in vehicle production volumes could have a material adverse effect on the Company’s profitability in future quarters.

Although less significant to net sales for the Company, the semiconductor market has been experiencing a softening in activity. Although this softening did not impact active thermal product sales during the first quarter of 2005 compared with the first quarter of 2004, it could have a material negative impact on sales for that business in future quarters if the trend were to continue.

During the first quarter of 2005, the Company experienced a decline in sales of filtration media used in clean room applications of $0.8 million as the construction of clean rooms declined, particularly in Asia, compared with the first quarter of 2004. Based upon current market trends and forecasts, the Company is expecting a continued decline in clean room media sales for the full-year 2005 compared with the prior year, related to the forecasted market decline in clean room construction.

Similar to other public companies, the Sarbanes-Oxley Act of 2002 required the Company to devote internal resources and incur substantial external costs related to the use of consultants and for increased audit fees during 2004 and the first quarter of 2005. The Company incurred approximately $3.9 million in external consulting and audit costs during 2004 and $1.3 million during the first quarter of 2005 related to this initiative. Although the Company expects these costs to decline from the initial year levels, the costs of compliance related to internal efforts and consulting and audit costs are expected to continue to have a material impact on the results of operations and cash flows going forward.

Operational Matters

The Company substantially completed the restructuring and consolidation of its domestic automotive manufacturing operations as of December 31, 2004. The expected synergies of the consolidation are to maximize production capacity utilization, reallocate administrative costs to more beneficial operational efforts and more effectively respond to the market demands for increasingly faster, technologically advanced cost-effective solutions. The total costs related to the restructuring effort recorded through March 31, 2005 were $5.4 million, with only minor charges being incurred during the first quarter of 2005. Total remaining costs expected to be incurred of $0.1 million are planned to be substantially incurred during the third quarter of 2005. The cost savings related to this restructuring plan have not been substantial through the first quarter of 2005 compared with the previous operating costs of the domestic automotive business. Although the Company believes there has been a favorable reallocation of costs to other operational efforts and that the Company is responding to market demands more effectively, the benefits of maximizing production capacity utilization have not translated into improved operating margins to-date. This is primarily due to higher than originally planned costs incurred to expand operations and production lines to absorb the consolidation of the Columbus operation and higher than expected costs to integrate processes at the two remaining locations that were realigned during this process. The restructuring activities, along with the expected improved efficiencies from the integrated processes, as well as the effects of lean manufacturing and other cost saving initiatives unrelated to the restructuring, are anticipated to lead to improvement in gross margin and operating income; however, the timing and extent of such improvements are not quantifiable at this time.

The St. Nazaire, France automotive facility is strategically located to complement the Company’s operations in Germany and support its long-term growth strategy in Europe by enabling Lydall to service all major European automotive manufacturers. During 2004, the facility began to provide much needed relief to the overcapacity issues that the automotive operation in Germany had been experiencing for some time. The transfer of production of certain parts began in the second quarter of 2004 and the remaining platforms scheduled to be transferred from Germany were completed and were in production at the facility as of the end of the first quarter of 2005. During the first quarter of 2005, the operation in Germany continued to show improvement in lowering production costs due to the transition of business to the St. Nazaire operation. Additionally, the St. Nazaire operation significantly reduced its quarterly operating losses during the first quarter of 2005 and is projected to be profitable beginning in the second quarter of 2005.

In January 2005, the Charter Medical, Ltd. subsidiary of Lydall announced a voluntary product recall of certain of its blood transfer and storage products upon the discovery of procedural deficiencies in the sterilization validation process. Neither the Company nor Charter Medical has been notified of any adverse events or reports from customers with regard to these products. The Company estimated the cost of the recall and resultant corrective actions to be approximately $0.5 million to $0.6 million and the Company accrued $0.5 million related to this matter during the fourth quarter of 2004. As of March 31, 2005, the actual costs incurred are in-line with the original estimate. The Company estimates the expected lost sales related to the product recall will be less than $1.0 million.

During 2005, the Company intends to focus on “lean” initiatives, including lean manufacturing, at all locations and will establish local “Lean Teams” and corresponding training programs and project team efforts directed at reviewing current processes in all areas of the business. These efforts are intended to identify ways to do things better and correspondingly leverage work flow, headcount, costs and other synergies to improve profitability.

The Company is currently in negotiations with a union at one of its facilities relating to its labor contract that expired on March 31, 2005. The union is working without a contract and negotiations have been proceeding without incident. Although currently no work stoppage is anticipated by the Company, if this were to occur it may have a material impact on the results of operations of the Company.

Results of Operations

The following table presents the key income statement line items for the first quarter of 2005 on a comparative basis with the first quarter of 2004 and provides each as a relative percentage of consolidated net sales for the period:

In thousands	Quarter Ended March 31, 2005	Quarter Ended March 31, 2004
Net sales	$72,184	$72,121
Cost of sales	$56,104	$56,900
As a percent of net sales	77.7%	78.9%
Gross margin	$16,080	$15,221
As a percent of net sales	22.3%	21.1%
Selling, product development and administrative expenses	$14,703	$13,471
As a percent of net sales	20.4%	18.7%
Operating income	$1,377	$1,750
As a percent of net sales	1.9%	2.4%
Net income	$643	$938
As a percent of net sales	0.9%	1.3%

Net Sales

Lydall, Inc. recorded net sales of $72.2 million for the first quarter of 2005 compared with $72.1 million for the same quarter of 2004. Foreign currency translation, which was primarily related to the strengthening of the Euro compared with the first quarter of 2004, increased net sales by $1.1 million or 1.5 percent for the period. After removing the favorable impact of foreign currency translation, the overall decrease in net sales was a result of lower sales performance from several of the Company’s businesses, with significant decreases in filtration sales of $2.3 million, on a constant currency basis, and in Vital Fluids product sales of $1.6 million. These decreases were partially offset by stronger sales from the automotive operations, which increased by $2.4 million, on a constant currency basis, and higher revenues from the trucking operations of the transport business of $0.4 million.

Gross Margin

Gross margin for the first quarter of 2005, was $16.1 million or 22.3 percent of sales compared with $15.2 million or 21.1 percent of sales for the same quarter of 2004. After removing the impact of the restructuring charges recorded in the first quarter of 2004 of $1.2 million, gross margin declined $0.3 million and gross margin as a percentage of net sales decreased slightly.

Selling, Product Development and Administrative Expenses

For the quarter ended March 31, 2005, selling, product development and administrative expenses increased primarily due to additional Sarbanes-Oxley Section 404 consulting and audit costs of $0.9 million as compared with the first quarter of 2004. Although these costs continued to remain in-line with the final quarters of 2004 and will continue to have a material impact on the results of operations and cash flows going forward, they are expected to decline comparatively in future quarters as the Company leverages internal resources and implementation efforts. The remaining increase in selling, product development and administrative expenses primarily related to the addition of employees within sales and marketing, investment in product development spending and annual wage adjustments.

Interest Expense

Interest expense was $0.3 million for the quarters ended March 31, 2005 and 2004. Interest expense remained flat as slightly higher average borrowing levels and rates were offset by capitalized interest on capital investment projects.

Other Income/Expense

Other income/expense for the quarters ended March 31, 2005 and 2004 consisted of insignificant activity related to foreign exchange transaction gains and losses and investment income.

Income Taxes

The effective tax rate for the quarter ended March 31, 2005 was 35.5 percent compared with 35.0 percent for the same period of 2004.

Segment Results

The following table presents sales information for the key product and service groups included within each operating segment for the quarter ended March 31, 2005 compared with the quarter ended March 31, 2004:

In thousands	Quarter Ended March 31, 2005	Quarter Ended March 31, 2004	Dollar Change	Percentage Change
Thermal/Acoustical:
Automotive	$37,358	$34,182	$3,176	9.3
Passive thermal	6,238	6,367	(129)	(2.0)
Active thermal	4,133	3,878	255	6.6

Thermal/Acoustical Segment net sales	$47,729	$44,427	$3,302	7.4
Filtration/Separation:
Filtration	$15,281	$17,219	$(1,938)	(11.3)
Vital Fluids	1,948	3,514	(1,566)	(44.6)

Filtration/Separation Segment net sales	$17,229	$20,733	$(3,504)	(16.9)
Other Products and Services:
Transport, distribution and warehousing services	$5,283	$4,838	$445	9.2
Specialty products	2,476	2,641	(165)	6.2

Other Products and Services net sales	$7,759	$7,479	$280	3.7
Eliminations and Other	(533)	(518)	(15)	(2.9)

Consolidated Net Sales	$72,184	$72,121	$63	0.1

Thermal/Acoustical

Thermal/Acoustical Segment net sales increased to $47.7 million for the first quarter of 2005 compared with $44.4 million for the same period of 2004. Foreign currency translation increased segment net sales by

$0.8 million or 1.7 percent for the period. The increase in segment net sales primarily resulted from increased automotive product sales of $2.4 million, on a constant currency basis, related to European and North American platform and content expansion. Sales of passive thermal building products primarily used in heating, ventilating and air conditioning systems declined by approximately $0.8 million in the first quarter of 2005 compared with the same quarter of 2004. This decrease was almost entirely offset by a net increase in sales of other passive thermal products.

Thermal/Acoustical Segment operating income for the first quarter of 2005 increased to $3.9 million compared with $2.8 million for the same period of 2004. Segment operating margin increased to 8.1 percent of segment net sales for the quarter compared with 6.3 percent of segment net sales for the same period of 2004. After excluding the restructuring charges recorded in the segment of $1.1 million from the first quarter of 2004 segment results, operating income for the first quarter of 2005 was relatively constant and operating margin declined slightly as a percentage of segment net sales compared with the same period of 2004. During the quarter, operating income from the European automotive operations increased by $0.8 million compared with the first quarter of 2004 primarily due to increased sales and the completion of the transfer of the production of certain parts from the German operation to the new facility at St. Nazaire and the operational improvements at both facilities resulting therefrom. This improvement was offset by a decline in operating income of the domestic automotive operations of $0.5 million after excluding the restructuring charges recorded in the first quarter of 2004 and, to a lesser extent, a decline in operating income in the industrial thermal business, both primarily attributable to higher production costs in the first quarter of 2005 compared with the same period of 2004. Foreign currency translation increased segment operating income by $0.1 million or 5.3 percent for the period.

Filtration/Separation

Filtration/Separation Segment net sales decreased to $17.2 million for the quarter ended March 31, 2005 compared with $20.7 million for the same period of 2004. Foreign currency translation increased segment net sales by $0.3 million or 1.6 percent for the period. The overall decrease in segment net sales for the quarter compared with the same period of 2004 primarily related to lower sales of filtration media of $2.3 million, on a constant currency basis, the largest component of which was a reduction in clean room media sales from last year’s robust levels. Additionally, lower sales in the quarter compared with the first quarter of 2004 of Vital Fluids blood transfusion and cell therapy products of $1.6 million, primarily related to the impact of the product recall of certain blood transfer and storage products previously disclosed, contributed to the overall decline in segment net sales. The Company expects to recapture a portion of the first quarter sales decline caused by the product recall in subsequent period sales and its expected lost sales related to the product recall are estimated to be less than $1.0 million.

Filtration/Separation Segment operating income decreased to $1.9 million for the quarter ended March 31, 2005 compared with $2.9 million for the same period of 2004. Segment operating margin decreased to 11.1 percent of segment net sales for the quarter compared with 13.8 percent of segment net sales for the same period of 2004. The decrease in overall segment operating income was primarily related to lower overall gross margin contribution due to lower sales of filtration products. The reduced gross margin contribution due to the lower sales volume from the Vital Fluids operation related to the product recall was partially offset on a comparative basis by the absence of certain non-recurring operating charges of $0.7 million recorded during the first quarter of 2004. Additionally, increased selling, product development and administrative expenses of $0.5 million related to incremental product development spending in the filtration businesses and strategic hirings within the Vital Fluids operation negatively impacted operating income. Foreign currency translation did not have a material impact on segment operating income for the period.

Other Products and Services

Net sales from Other Products and Services (OPS) increased $0.3 million, or 3.7 percent, to $7.8 million for the first quarter of 2005 compared with $7.5 million for the same period of 2004. This increase was primarily related to an increase of $0.4 million in revenues from the trucking operations of the transport business. The trucking operations were able to post higher revenues compared with the same period of 2004 through expanded sales to current customers and negotiated price increases.

Operating income from OPS was $0.6 million for the first quarter of 2005, compared with $0.5 million for the first quarter of 2004. Operating margin for OPS for the quarter ended March 31, 2005 increased to 7.6 percent of net sales compared with 6.9 percent of net sales for the first quarter of 2004. The increase in operating income stemmed from higher margin contribution from the transport business as the customer rationalization program conducted in 2004 continued to deliver improved overall performance.

Liquidity and Capital Resources

As of March 31, 2005, cash and cash equivalents were $1.5 million compared with $1.6 million as of December 31, 2004.

Working capital as of March 31, 2005 was $58.2 million compared with $54.2 million as of December 31, 2004. The increase in working capital during the quarter was primarily due to an increase in inventories.

Capital expenditures were $5.4 million for the first quarter of 2005, compared with $6.3 million for the same period of 2004.

Pension cost for 2005 is currently estimated to be $2.8 million, of which, $0.7 million has been recorded as of March 31, 2005. The Company expects to contribute $3.2 million to its defined benefit pension plans during 2005 in accordance with its planned funding practices and requirements. No contributions were made during the quarter ended March 31, 2005.

As of March 31, 2005, the Company had unused borrowing capacity of $33.2 million under various credit facilities; of which, $6.5 million was available as of March 31, 2005, due to certain restrictive debt covenants. Management believes that ongoing operations and current financing arrangements provide sufficient capacity to meet working capital and pension funding requirements and to fund future capital expenditures.

In April 2005, Lydall Gerhardi GmbH and Co. KG, a subsidiary of Lydall, Inc., entered into a capital lease agreement for a high speed manufacturing line with GEFA Leasing GmbH. The lease has an expected 7 year term, an effective interest rate of 4.25 percent and aggregate principal payments of €2,995,000. The lease also contains a purchase option, which provides the Company with the option to purchase the equipment anytime after the fourth year of the lease term for a stated percentage of the original purchase price.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and Note 1 in “Notes to Condensed

Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the first quarter of 2005.

Recently Issued Accounting Standards

In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (FAS 151). FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Additionally, FAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The provisions of FAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). The standard is applicable to awards issued after the effective date and all awards prior to the effective date that remain unvested on the effective date and requires that all equity-based compensation be recorded in the consolidated financial statements at the grant date fair value. In April 2005, the Securities and Exchange Commission announced a deferral of the effective date of FAS 123R. Under this deferral, FAS 123R is required to be adopted as of the beginning of the Company’s first annual reporting period that begins after June 15, 2005. The adoption of FAS 123R is expected to have a material impact on the Company’s results of operations and the Company believes that the pro forma disclosures in Note 4 provide an appropriate short-term indicator of the level of expense that will be recognized in accordance with FAS 123R. However, the total expense recorded in future periods will depend on several factors, including the number of share-based awards that vest and the fair value of those vested awards.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29” (FAS 153). The Statement eliminates the exception to measure exchanges at fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance. FAS 153 is effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47). This interpretation clarifies the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event and where an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for conditional asset retirement obligations occurring during fiscal years ending after December 15, 2005. The Company is currently evaluating the impact of the adoption of this interpretation, if any.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in market risks from those disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, conducted an evaluation as of March 31, 2005 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that it has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have not been any changes in the Company’s internal controls over financial reporting during the Company’s first quarter ended March 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

A suit was filed against a subsidiary in the Caledona Superior Court, Caledona County, Vermont on March 31, 2005 by a non-employee temporary worker. The claim relates to an injury to the plaintiff and alleges that the subsidiary removed safety equipment that would have prevented the injury and alleges indemnity through a contract between the subsidiary and a safety equipment supplier. The Company believes both allegations are without merit. Moreover, this claim is insured and therefore the Company believes its exposure is the applicable deductible of $250,000.

In November 2004, the Company filed suit in the Superior Court, Canada, Province of Quebec, District of Montreal against Bennet Fleet (Chambly), Inc. and Groupe Bennet Fleet, Inc., the purchaser of certain assets of the fiberboard operation in 2001. The suit was to protect its claim on a note receivable from the purchaser as it was expected that the purchaser would file for bankruptcy. During the third quarter of 2004, the Company had recorded a reserve of $0.5 million for the remaining balance of the note receivable as the Company believed that the purchaser did not have the financial ability to pay the remaining amount owed to the Company. The purchaser filed for bankruptcy during the first quarter of 2005 and subsequently filed a counter claim against the Company for $1.6 million alleging a breach of contract by the Company related to the purchase of the assets. The Company believes the counter claim is without merit.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In August 2003, the Company’s Board of Directors approved a Stock Repurchase Program (the “Repurchase Program”) to mitigate the potentially dilutive effects of stock options and shares of restricted and unrestricted stock granted by the Company. Under the approved Repurchase Program, shares may be purchased by the Company up to the quantity of shares underlying options and other equity-based awards granted after January 1, 2003 under shareholder approved plans. The Company intends to take advantage of the safe harbor protections afforded by Rule 10b-18 promulgated under the Exchange Act, and to engage in future repurchase activity in accordance with the provisions of the Exchange Act. There were no shares of common stock repurchased by the Company during the quarter ended March 31, 2005. There were approximately 413,000 shares that remained available for repurchase under the Repurchase Program as of March 31, 2005.

Item 4.    Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on April 21, 2005. Stockholders voted on two proposals presented to them for consideration:

1.)	Election of Nominees to the Board of Directors

Stockholders elected eight Directors to serve until the next Annual Meeting to be held in 2006. The results of the voting were as follows:

	For	Withheld
Lee A. Asseo	13,690,934	606,935
Kathleen Burdett	13,694,212	603,657
W. Leslie Duffy	13,032,942	1,264,927
Matthew T. Farrell	13,692,273	605,596
David Freeman	13,339,548	958,321
Suzanne Hammett	13,689,948	607,921
Christopher R. Skomorowski	13,241,871	1,055,998
S. Carl Soderstrom, Jr.	13,523,627	774,242

2.)	Ratification of Appointment of Independent Auditors

Stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for fiscal year 2005. The results of the voting were as follows:

For	14,024,993
Against	269,146
Abstained	3,730

Item 6.    Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

May 10, 2005	By:	/s/ JOHN J. KRAWCZYNSKI
John J. Krawczynski
Controller
(On behalf of the Registrant and as Principal Accounting Officer)

LYDALL, INC.

Index to Exhibits

Exhibit Number

3.1	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.