Form 10-Q
period 2005-06-30
LYDALL INC /DE/
filed 2005-08-04
CIK 60977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF

THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 1-7665

LYDALL, INC.

(Exact name of registrant as specified in its charter)

Delaware	06-0865505
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

One Colonial Road, Manchester, Connecticut	06042
(Address of principal executive offices)	(zip code)

Registrant’s telephone number, including area code: (860) 646-1233

One Colonial Road

Manchester, CT 06040

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

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock $.10 par value per share.

Total Shares outstanding July 26, 2005	16,164,568

LYDALL, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Quarter Ended June 30,
	2005	2004
	(Unaudited)
Net sales	$81,474	$74,659
Cost of sales	64,163	59,075

Gross margin	17,311	15,584
Selling, product development and administrative expenses	13,406	14,200

Operating income	3,905	1,384
Interest expense	502	371
Other (income) expense, net	140	23

Income before income taxes	3,263	990
Income tax expense	1,171	346

Net income	$2,092	$644

Earnings per share:
Basic	$0.13	$0.04
Diluted	$0.13	$0.04

Weighted average number of common shares outstanding:
Basic	16,067	16,097
Diluted	16,137	16,173

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Six Months Ended June 30,
	2005	2004
	(Unaudited)
Net sales	$153,995	$147,074
Cost of sales	120,604	116,269

Gross margin	33,391	30,805
Selling, product development and administrative expenses	28,109	27,671

Operating income	5,282	3,134
Interest expense	832	676
Other (income) expense, net	190	25

Income from continuing operations before income taxes	4,260	2,433
Income tax expense	1,525	851

Net income	$2,735	$1,582

Earnings per share:
Basic	$0.17	$0.10
Diluted	$0.17	$0.10
Weighted average number of common shares outstanding:
Basic	16,064	16,124
Diluted	16,148	16,207

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,313	$1,580
Accounts receivable, net	52,062	49,909
Inventories, net	40,824	40,082
Prepaid expenses and other current assets	5,537	6,308
Deferred tax assets	2,721	2,818

Total current assets	102,457	100,697
Property, plant and equipment, at cost	200,139	199,519
Accumulated depreciation	(94,461)	(90,573)

	105,678	108,946
Other assets, net	38,702	38,754

Total assets	$246,837	$248,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,623	$5,172
Accounts payable	27,271	27,125
Accrued payroll and other compensation	6,248	5,220
Other accrued liabilities	7,964	8,931

Total current liabilities	46,106	46,448
Long-term debt	32,227	32,941
Deferred tax liabilities	10,636	10,098
Pension and other long-term liabilities	15,106	14,406

Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	2,250	2,253
Capital in excess of par value	45,842	46,147
Unearned compensation	(398)	(555)
Treasury stock, at cost	(63,981)	(64,486)
Retained earnings	166,142	163,407
Accumulated other comprehensive loss	(7,093)	(2,262)

Total stockholders’ equity	142,762	144,504

Total liabilities and stockholders’ equity	$246,837	$248,397

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$2,735	$1,582
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	7,542	8,305
Deferred income taxes	471	173
Amortization of unearned compensation	157	262
Loss on dispositions of property, plant and equipment	52	147
Changes in operating assets and liabilities:
Accounts receivable	(4,150)	(11,440)
Inventories	(2,200)	(728)
Accounts payable	1,115	5,472
Accrued payroll and other compensation	1,371	1,624
Other, net	965	7,154

Net cash provided by operating activities	8,058	12,551

Cash flows from investing activities:
Capital expenditures	(8,683)	(15,545)
Release of restricted cash	—	2,516

Net cash used for investing activities	(8,683)	(13,029)

Cash flows from financing activities:
Debt proceeds	57,899	28,976
Debt repayments	(60,538)	(27,010)
Reimbursement of cash from leasing company	3,133	—
Common stock issued	197	761
Common stock repurchased	—	(1,912)

Net cash provided by financing activities	691	815

Effect of exchange rate changes on cash	(333)	(279)

(Decrease) Increase in cash and cash equivalents	(267)	58
Cash and cash equivalents at beginning of period	1,580	3,008

Cash and cash equivalents at end of period	$1,313	$3,066

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying condensed consolidated financial statements include the accounts of Lydall, Inc. and its subsidiaries (collectively, the “Company” or the “Registrant”). All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated financial statements have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s annual financial statements for the year ended December 31, 2004. The year-end condensed consolidated balance sheet was derived from the December 31, 2004 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Management believes that all adjustments, which include only normal recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods reported, have been included. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain prior year components of the condensed consolidated financial statements have been reclassified to be consistent with current year presentation.

During the second quarter of 2005, the Company reclassified certain shipping costs billed to customers. Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs” (EITF 00-10) specifies that amounts billed to a customer in a sale transaction represent revenues earned for the goods provided and should be classified as revenue. As a result, the Company has reclassified to net sales $0.3 million of shipping and handling costs directly billed to customers in its Statements of Operations for the six months ended June 30, 2005 that were originally reported as a reduction in Cost of Sales in its Statements of Operations for the period ended March 31, 2005. Amounts billed to customers for shipping and handling charges for the quarter and six months ended June 30, 2004 of $0.3 million and $0.6 million, respectively, have also been reclassified.

The Company has expanded certain of its significant accounting policy disclosures, described in Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, to provide additional information with respect to those policies, as described below:

Revenue recognition–The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin 104, “Revenue Recognition” (SAB 104). SAB 104 requires revenue to be recognized: (1) once evidence of an arrangement exists; (2) product delivery has occurred; (3) pricing is fixed or determinable; and (4) collection is reasonably assured. The four criteria required to recognize revenue by SAB 104 are considered to be met, and the passage of title to the customer occurs, at the respective FOB point and revenue is recognized at that time. The Company’s standard sales and shipping terms are FOB shipping point, therefore, substantially all revenue is recognized upon shipment. However, in limited circumstances, the Company conducts business with certain customers on FOB destination terms and in these instances revenue is recognized upon receipt by the customer. The Company generally does not provide specific customer inspection or acceptance provisions in its sales terms, with the exception of tooling sales discussed in “Pre-production design and development costs” below.

Sales returns and allowances are recorded as identified or communicated by the customer and internally approved. The Company does not provide customers with general rights of return for products sold; however, in limited circumstances, the Company will allow sales returns and allowances from customers if the products sold do not conform to specifications.

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Shipping and handling costs consist primarily of costs incurred to deliver products to customers and internal costs related to preparing products for shipment and are recorded in cost of sales. Shipping and handling costs billed to customers are recorded as net sales in accordance with the revenue recognition policy discussed above.

Pre-production design and development costs–The Company enters into contractual agreements with certain customers to design and develop molds, dies and tools (collectively, “tooling”). The Company accounts for these pre-production design and development costs pursuant to Emerging Issues Task Force Issue No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements” (EITF 99-5). The majority of all tooling contracts are executed under sales terms where revenue is recognized upon acceptance of the tooling by the customer. For tooling sales arrangements, applicable costs are recorded in inventory as incurred and subsequently recognized, along with the related revenue, upon customer acceptance of the tooling.

Periodically, the Company enters into contractually guaranteed reimbursement arrangements related to the sale of tooling to customers. Under these arrangements, revenue is recognized upon acceptance of the tooling by the customer and amounts due under such arrangements are settled over the part supply arrangement, in accordance with the specific terms of the arrangement. The amounts due from the customer in such transactions are recorded in “Prepaid expenses and other current assets” or “Other assets, net” based upon the expected term of the reimbursement arrangement.

Occasionally, the Company incurs costs in excess of those contractually reimbursed for customer owned tooling. In those cases, the Company capitalizes these costs when the customer provides the Company the noncancelable right to use the tooling during the part supply arrangement; otherwise, such non-reimbursed costs are expensed as incurred. These capitalized costs are then amortized over the expected life of the part supply arrangement. For such part supply arrangements, tooling costs are recorded in inventory as incurred and, upon customer acceptance of the tooling, the related revenue and costs are recorded, as applicable, and any non-reimbursed portion of the costs is reclassified to “Other assets, net” and amortized over the life of the part supply arrangement (typically not to exceed three years).

The Company also may progress bill on certain tooling being constructed, these billings are recorded as a reduction of the associated inventory until the appropriate revenue recognition criteria have been met.

2.	Inventories, net of valuation reserves, as of June 30, 2005 and December 31, 2004 were as follows:

In thousands	June 30, 2005	December 31, 2004
Raw materials	$14,441	$14,203
Work in process	13,000	15,386
Finished goods	14,045	12,879

	41,486	42,468
Less: Progress billings	(662)	(2,386)

Total inventories	$40,824	$40,082

Progress billings relate to tooling inventory, which is included in work in process inventory.

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

3.	Basic and diluted earnings per common share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings per share are equal to net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per share are equal to net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock options and stock awards, where such effect is dilutive.

	Quarter Ended June 30, 2005			Quarter Ended June 30, 2004
In thousands except per share amounts	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount
Basic earnings per share	$2,092	16,067	$.13	$644	16,097	$.04
Effect of dilutive options and awards	—	70	—	—	76	—

Diluted earnings per share	$2,092	16,137	$.13	$644	16,173	$.04

	Six Months Ended June 30, 2005			Six Months Ended June 30, 2004
In thousands except per share amounts	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount
Basic earnings per share	$2,735	16,064	$.17	$1,582	16,124	$.10
Effect of dilutive options and awards	—	84	—	—	83	—

Diluted earnings per share	$2,735	16,148	$.17	$1,582	16,207	$.10

4.	The Company has stock option plans under which employees and directors have options to purchase Common Stock. The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans. Accordingly, compensation cost is not recognized in the financial statements on the grant date or over the life of the stock options as the exercise price is set on the date of the grant and is not less than the fair market value per share on that date. Restricted share grants are expensed over the vesting period of the award. The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Statement of Financial Accounting Standards No. 123,” which require the disclosure of pro forma effects on net income and earnings per share as if compensation cost had been recognized based upon the fair value method at the date of grant for options awarded.

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables illustrate the effect on net income and earnings per share had compensation cost been recognized for the Company’s stock based compensation based on the fair value of the options at the grant dates using the Black-Scholes fair value method for option pricing. The following weighted-average assumptions were used for grants during the quarters ended June 30, 2005 and 2004: zero dividend yield for both periods; expected volatility of 47 percent and 48 percent, respectively; risk-free interest rate of 3.7 percent and 4.6 percent, respectively; and an expected 7 year life for both periods. There were no grants issued during the quarters ended March 31, 2005 or 2004.

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands except per share amounts	2005	2004	2005	2004
Net income – as reported	$2,092	$644	$2,735	$1,582
Add: Stock-based employee compensation expense included in net income, net of related tax effects	50	84	100	168
Less: Total stock-based employee compensation expense under FAS 123, using the fair value method, net of related tax effects	(456)	(512)	(904)	(1,045)

Net income – pro forma	$1,686	$216	$1,931	$705

Basic earnings per common share:
Net income – as reported	$.13	$.04	$.17	$.10
Net income – pro forma	$.10	$.01	$.12	$.04
Diluted earnings per common share:
Net income – as reported	$.13	$.04	$.17	$.10
Net income – pro forma	$.10	$.01	$.12	$.04

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement No. 123R (FAS 123R), “Share-Based Payment,” which changed the accounting for certain equity compensation programs. In April 2005, the Securities and Exchange Commission deferred the implementation date of FAS 123R, which will now be effective for the Company on January 1, 2006.

5.	Total goodwill included in “Other assets, net” in the Condensed Consolidated Balance Sheets was $30.9 million as of June 30, 2005 and December 31, 2004. As of June 30, 2005 and December 31, 2004, $26.2 million of goodwill was attributed to operations in the Thermal/Acoustical Segment and $4.7 million was attributed to operations in the Filtration/Separation Segment. There were no impairments or dispositions of goodwill during the quarter or six months ended June 30, 2005.

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets included in “Other assets, net” in the Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004.

	June 30, 2005		December 31, 2004
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
License agreements	$377	$(168)	$377	$(152)
Patents	756	(348)	743	(318)
Non-compete agreements	145	(108)	145	(93)
Other	72	(14)	62	(10)

Total amortized intangible assets	$1,350	$(638)	$1,327	$(573)

Unamortized intangible assets:
Trademarks	$450		$450

Amortization expense for intangible assets for the quarter and six months ended June 30, 2005 was not material. Estimated amortization expense for intangible assets for each of the next five years is approximately $0.1 million.

6.	In the first quarter of 2004, the Company began the consolidation of its Columbus operation into other Lydall facilities and had substantially completed the restructuring activities as of December 31, 2004. Accrued restructuring costs as of June 30, 2005 and March 31, 2005 were approximately $50 thousand.

Pretax costs for the restructuring program by type and segment were as follows:

In thousands	Severance and Related Costs	Accelerated Depreciation	Facility Exit and Move Costs	Total
Total estimated costs	$721	$2,227	$2,547	$5,495
Costs incurred through December 31, 2004	(734)	(2,227)	(2,385)	(5,346)
Costs incurred during the quarter ended March 31, 2005	20	—	(42)	(22)
Costs incurred during the quarter ended June 30, 2005	—	—	(14)	(14)

Estimated remaining costs as of June 30, 2005	$7	$—	$106	$113

In thousands	Thermal/ Acoustical	Corporate Office Expenses	Total
Total estimated costs	$4,795	$700	$5,495
Costs incurred through June 30, 2005	(4,682)	(700)	(5,382)

Estimated remaining costs as of June 30, 2005	$113	$—	$113

Costs incurred, other than severance, have been expensed as incurred. Total pretax project costs through June 30, 2005 were $5.4 million, of which $5.2 million was charged to cost of sales and $0.2 million was charged to administrative expense. In addition to these pretax charges, an after-tax charge of $0.5 million

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

was recorded in the fourth quarter of 2003 related to the write-off of deferred tax assets that are not expected to be realized as a result of the restructuring. The expected remaining pretax charges of $0.1 million as of June 30, 2005 are primarily comprised of facility exit costs that are expected to be substantially incurred during the third quarter of 2005 and will be recorded primarily in cost of sales.

7.	As of June 30, 2005, the company maintains three defined benefit pension plans that cover the majority of domestic Lydall employees. The pension plans are noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. The Company also provides an unfunded Supplemental Executive Retirement Plan (SERP) that provides supplemental income payments after retirement to certain former and current senior executives.

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$452	$427	$906	$857
Interest cost	614	544	1,232	1,088
Expected return on assets	(596)	(574)	(1,192)	(1,148)
Amortization of unrecognized actuarial loss	209	167	421	334

Net periodic benefit cost	$679	$564	$1,367	$1,131

The Company expects to contribute $3.2 million to its defined benefit pension plans for the 2005 plan year in accordance with its planned funding practices and requirements. Up to $2.5 million of this amount may, at the Company’s discretion, be contributed in 2006, prior to September 15, 2006. No contributions were made during the quarter or six months ended June 30, 2005.

8.	Comprehensive (loss) income for the periods ended June 30, 2005 and 2004 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2005	2004	2005	2004
Net income	$2,092	$644	$2,735	$1,582
Changes in accumulated other comprehensive (loss) income:
Foreign currency translation adjustments	(2,436)	(400)	(4,943)	(1,483)
Unrealized gain on derivative instruments, net of tax	42	43	112	42

Total comprehensive (loss) income	$(302)	$287	$(2,096)	$141

9.	Lydall’s reportable segments are: Thermal/Acoustical and Filtration/Separation. All other products are aggregated in Other Products and Services. For a full description of each segment, refer to the “Notes to Consolidated Financial Statements” reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net sales by segment were as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2005	2004	2005	2004
Thermal/Acoustical:
Automotive	$44,288	$34,196	$81,654	$68,389
Passive thermal	6,725	7,326	12,994	13,724
Active thermal	5,183	4,479	9,347	8,388

Thermal/Acoustical Segment net sales	$56,196	$46,001	$103,995	$90,501
Filtration/Separation:
Filtration	$15,461	$17,889	$30,978	$35,295
Vital Fluids	2,733	4,053	4,711	7,602

Filtration/Separation Segment net sales	$18,194	$21,942	$35,689	$42,897
Other Products and Services:
Transport, distribution and warehousing services	$5,511	$4,981	$10,794	$9,819
Specialty products	2,307	2,182	4,783	4,823

Other Products and Services net sales	$7,818	$7,163	$15,577	$14,642
Eliminations and Other	(734)	(447)	(1,266)	(966)

Consolidated Net Sales	$81,474	$74,659	$153,995	$147,074

Operating income by segment was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2005	2004	2005	2004
Thermal/Acoustical	$5,134	$2,187	$9,003	$4,990
Filtration/Separation	1,913	4,304	3,820	7,174
Other Products and Services	718	633	1,307	1,149
Eliminations and Other	—	(43)	—	—
Corporate Office Expenses	(3,860)	(5,697)	(8,848)	(10,179)

Consolidated Operating Income	$3,905	$1,384	$5,282	$3,134

10.	In April 2005, Lydall Gerhardi GmbH and Co. KG entered into a lease agreement for a high speed manufacturing line with GEFA Leasing GmbH. The lease has an expected 7 year term, an effective interest rate of 4.25 percent and aggregate principal payments of €2,995,000. The lease also contains a purchase option, which provides the Company with the option to purchase the equipment anytime after the fourth year of the lease term for a stated percentage of the original purchase price. Principal and interest payments are required to be paid monthly. This lease was recorded as a capital lease during the second quarter of 2005 on the Company’s balance sheet. As the Company had substantially completed the transaction to acquire this high speed manufacturing line prior to its decision to finance the equipment through a leasing arrangement, this arrangement was accounted for as a sales-leaseback transaction. There was no gain or loss on this transaction as the equipment was sold at the amount originally paid and recorded in the Company’s Condensed Consolidated Balance Sheets. The cash received from the leasing company as reimbursement of the original funds expended of $3.1 million has been presented as a cash inflow from financing activities on the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005. The amounts originally paid by the Company for this equipment were shown as capital expenditures within investing activities on the Company’s Consolidated Statements of Cash Flows for the year ended December 31, 2004.

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

11.	In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (FAS 151). FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Additionally, FAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The provisions of FAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). The standard is applicable to awards issued after the effective date and all awards prior to the effective date that remain unvested on the effective date and requires that all equity-based compensation be recorded in the consolidated financial statements at the grant date fair value. In April 2005, the Securities and Exchange Commission announced a deferral of the effective date of FAS 123R. Under this deferral, FAS 123R is required to be adopted by the Company as of January 1, 2006. The adoption of FAS 123R is expected to have a material impact on the Company’s results of operations and the Company believes that the pro forma disclosures in Note 4 provide an appropriate short-term indicator of the level of expense that will be recognized in accordance with FAS 123R. However, the total expense recorded in future periods will depend on several factors, including the number of share-based awards that vest and the fair value of those vested awards.

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

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47). This interpretation clarifies the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event and where an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 is effective for conditional asset retirement obligations occurring during fiscal years ending after December 15, 2005. The adoption of this interpretation is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Overview and Outlook

Business Environment Overview

Lydall designs and manufactures specialty engineered automotive thermal and acoustical barriers, passive and active industrial thermal and insulating solutions, filtration media, medical filtration media, devices and biopharmaceutical processing components for demanding thermal/acoustical and filtration/separation applications. Lydall’s thermal/acoustical and filtration/separation businesses are in markets that present growth opportunities and we expect the businesses to grow over the long term, primarily through the introduction of new products, expansion of share in existing markets and penetration of new markets. As many of Lydall’s operations conduct business on a worldwide basis, Lydall’s results can be impacted by global, regional and industry economic and political factors.

The global automotive industry is sensitive to changes in certain economic and competitive conditions. Based upon market information, our customers, particularly the “Big 3” domestic automotive manufacturers, are currently experiencing the impact of these conditions, which could continue to adversely affect vehicle production volumes. While the Company did not experience a decline related to the reductions in North American automotive production in the second quarter or first six months of 2005 compared with the same periods of 2004, a continued reduction in vehicle production volumes could have a material adverse effect on the Company’s profitability in future quarters.

During the second quarter and six months ended June 30, 2005, the Company experienced a decline in sales of filtration media used in clean room applications of $0.5 million and $1.3 million, respectively as the construction of clean rooms declined compared with the same periods of 2004. Based upon current market trends and forecasts, the Company is expecting a continued decline in clean room media sales for the full-year 2005 compared with the prior year, related to the forecasted market decline in clean room construction. The Company also experienced a decline in sales of certain other air filtration media related to market pricing competition during the first half of 2005 compared with the first half of 2004 and is expecting a continued short term decline in sales related to this increased pricing competition. However, the decline is anticipated to be of a lesser extent during the second half of 2005 than that experienced during the first six months of 2005, as compared with the same periods in the prior year.

Similar to other public companies, the Sarbanes-Oxley Act of 2002 required the Company to devote internal resources and incur substantial external costs related to the use of consultants and for increased audit fees during 2004 and the first quarter of 2005. The Company incurred approximately $3.9 million in external consulting and audit costs during 2004 and $0.2 million and $1.5 million for the second quarter and six months ended June 30, 2005 related to this initiative. Although the Company expects these costs to decline from the initial year levels, the costs of compliance related to internal efforts and consulting and audit costs are expected to continue to have a material impact on the results of operations and cash flows going forward.

Operational Matters

The Company substantially completed the restructuring and consolidation of its domestic automotive manufacturing operations as of December 31, 2004. The expected synergies of the consolidation are to maximize production capacity utilization, reallocate administrative costs to more beneficial operational efforts and more effectively respond to market demands for increasingly faster, technologically advanced cost-effective solutions. The total costs related to the restructuring effort recorded through June 30, 2005 were $5.4 million, with only minor charges being incurred during the second quarter and first six months of 2005. Total remaining costs expected to be incurred of $0.1 million are planned to be substantially incurred during the third quarter of 2005. The cost savings related to this restructuring plan have not been substantial through the second quarter of 2005 compared with the previous operating costs of the domestic automotive business. Although the Company believes there has been a favorable reallocation of costs to other operational efforts and that the Company is responding to market demands more effectively, the benefits of maximizing production capacity utilization have not translated into improved operating margins to date. This is primarily due to higher than originally planned costs incurred to expand operations and production lines to absorb the consolidation of the Columbus operation and higher than expected costs to integrate processes at the two remaining locations that were realigned during this process. The restructuring activities, along with the expected improved efficiencies from the integrated processes, as well as the effects of lean manufacturing and other cost saving initiatives unrelated to the restructuring, are anticipated to lead to improvement in gross margin and operating income; however, the timing and extent of such improvements are not quantifiable at this time.

The St. Nazaire, France automotive facility is strategically located to complement the Company’s operations in Germany and support the Company’s long-term growth strategy in Europe by enabling Lydall to service all major European automotive manufacturers. During 2004, the facility began to provide much needed relief to the overcapacity issues that the automotive operation in Germany had been experiencing for some time. The transfer of production of certain parts began in the second quarter of 2004 and the platforms scheduled to be transferred from Germany were completed and were in production at the facility as of the end of the first quarter of 2005. During the second quarter and first half of 2005, the operation in Germany demonstrated improvement in lowering production costs due to the transition of business to the St. Nazaire operation. Additionally, the St. Nazaire operation was slightly profitable during the second quarter of 2005 and break-even year to date, as compared with operating losses that were incurred for the comparable periods of 2004. The improvement in performance at the St. Nazaire facility is expected to continue as the operation continues to increase overall capacity utilization and expand production.

In January 2005, the Charter Medical, Ltd. subsidiary of Lydall announced a voluntary product recall of certain of its blood transfer and storage products upon the discovery of procedural deficiencies in the sterilization validation process. Neither the Company nor Charter Medical has been notified of any adverse events or reports from customers with regard to these products. The Company estimated the cost of the recall and resultant corrective actions to be approximately $0.5 million to $0.6 million and the Company accrued $0.5 million related to this matter during the fourth quarter of 2004. As of June 30, 2005, the actual costs incurred continue to be in-line with the original estimate. Although the net reduction in sales for the year related to the product recall is still expected to be approximately $1.0 million, the phase out of certain other blood related products is expected to result in an incremental reduction in sales for the year.

The Company continued its focus on “Lean” initiatives, including the launching of Lean Six Sigma company-wide. As this process continues, the Company anticipates that these efforts will identify ways to improve processes and correspondingly leverage work flow, headcount, costs and other synergies across the organization.

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

Results of Operations

The following table presents the key income statement line items for the quarter and six months ended June 30, 2005 on a comparative basis with the quarter and six months ended June 30, 2004 and provides each as a relative percentage of consolidated net sales for the period:

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2005	2004	2005	2004
Net sales	$81,474	$74,659	$153,995	$147,074
Cost of sales	$64,163	$59,075	$120,604	$116,269
As a percent of net sales	78.8%	79.1%	78.3%	79.1%
Gross margin	$17,311	$15,584	$33,391	$30,805
As a percent of net sales	21.2%	20.9%	21.7%	20.9%
Selling, product development and administrative expenses	$13,406	$14,200	$28,109	$27,671
As a percent of net sales	16.5%	19.0%	18.3%	18.8%
Operating income	$3,905	$1,384	$5,282	$3,134
As a percent of net sales	4.8%	1.9%	3.4%	2.1%
Net income	$2,092	$644	$2,735	$1,582
As a percent of net sales	2.6%	0.9%	1.8%	1.1%

Net Sales

The Company recorded an increase in net sales of $6.8 million and $6.9 million for the quarter and six months ended June 30, 2005, respectively, compared with the quarter and six months ended June 30, 2004. Foreign currency translation, primarily related to a stronger Euro during the first half of 2005 compared with the same period of 2004, increased net sales by 1.4 percent and 1.5 percent for the quarter and six months ended June 30, 2005, respectively. After adjusting for foreign currency translation, the increase in net sales for the quarter and six-month periods was primarily the result of stronger sales from the Automotive business of $9.3 million and $11.7 million, respectively, on a constant currency basis compared with the same periods of 2004. The increase in automotive sales for the quarter and six months ended June 30, 2005 was driven by both the domestic automotive business, which achieved significant sales increases of 38.7 percent and 23.6 percent, respectively, and the European automotive business that attained sales increases of 12.2 percent and 10.2 percent, respectively, on a constant currency basis, from the comparable periods of the prior year. These increases were partially offset by lower sales in the Filtration business of $2.7 million and $4.9 million, on a constant currency basis, for the quarter and six months ended June 30, 2005, respectively, compared with the same periods in the prior year. Additionally, sales from the Vital Fluids business were also down sharply for both the quarter and six-month periods. Sales of Industrial Thermal products were relatively unchanged, with increased sales of active thermal products being largely offset by a reduction in sales of passive thermal products for both the quarter and six months ended June 30, 2005 compared with the same periods of the prior year. Net sales of Other Products and Services were up modestly for both the quarter and year to date compared with the same periods of 2004.

Gross Margin

Although gross margin for the quarter and six months ended June 30, 2005 increased by $1.7 million and $2.6 million, respectively, from the comparable periods of 2004, gross margin for the quarter and six months ended June 30, 2004 was negatively impacted by restructuring costs at the gross margin line related to the closure of the Columbus operation and the transfer of production to the Company’s other domestic automotive facilities of approximately $1.4 million and $2.6 million, respectively. Additionally, the negative gross margin performance related to the ramp-up of the automotive plant in France of approximately $0.5 million and $0.8 million also lowered gross margin performance for the quarter and six months ended June 30, 2004, respectively. After removing the impact of these 2004 matters, overall gross margin and gross margin as a percent of net sales declined for the quarter and six months ended June 30, 2005 compared with the same periods of 2004. These declines were primarily attributable to the Filtration business that experienced significantly lower sales volumes for the quarter and six months ended June 30, 2005 compared with the same periods in 2004, which negatively impacted overall gross margin. Additionally, the negative impact on absorption related to the reduced production runs in the Filtration business during these periods, resulted in higher per-unit manufacturing costs. To a lesser extent, the Vital Fluids and Industrial Thermal businesses also contributed to the decline in gross margin, primarily due to lower sales volumes and product mix changes. Although domestic automotive operations showed improved sales and increased gross margin contribution for both the quarter and year to date 2005 these increases did not translate into commensurate profit increases as a percent of sales due to the continued challenge of integrating operations of the Columbus facility while at the same time bringing considerable new business on line. Decreases in gross margin performance were partially offset by a strong margin improvement from the European automotive businesses for the quarter and six months ended June 30, 2005 as significant progress was achieved on improving overall profitability through operational improvements and improved absorption of costs related to increased sales volume from the comparable periods in the prior year.

Selling, Product Development and Administrative Expenses

Although selling, product development and administrative expenses for the quarter decreased by $0.8 million from the second quarter of 2004 and increased $0.4 million for the six months ended June 30, 2005 compared with the first six months of 2004, selling, product development and administrative expenses for the quarter and six months ended June 30, 2004 were negatively impacted by nonrecurring expenses associated with legal matters by the Company against a former employee of $1.1 million and $1.2 million, respectively. Sarbanes-Oxley Section 404 compliance costs were $0.6 million lower for the quarter and essentially flat for the six months ended June 30, 2005, compared with the same periods in 2004. After adjusting for these items, selling, product development and administrative expenses increased by $0.9 million and $1.6 million for the quarter and six months ended June 30, 2005 compared with the same periods of 2004. The primary driver of the increase related to the increase in selling, product development and administrative expenses of the St. Nazaire operation of $0.4 million and $0.8 million for the quarter and six months ended June 30, 2005, respectively, which was operating at start-up levels during the first six months of 2004 and is now functioning on a more fully operational basis. Additionally, selling, product development and administrative expenses were approximately $0.2 million and $0.7 million higher within the Filtration/Separation Segment primarily related to incremental selling and product development spending in the Filtration businesses and strategic hirings within both the Vital Fluids and Filtration businesses.

Interest Expense

Interest expense was $0.5 million and $0.8 million for the quarter and six months ended June 30, 2005, compared with $0.4 million and $0.7 million for the same periods of 2004. Interest expense was higher for the quarter and six-month periods due to increased overall average debt levels and higher average borrowing rates on outstanding debt.

Other Income/Expense

Other (income) expense for the quarter and six-month periods ended June 30, 2005 and 2004 consisted of minor activity related to foreign exchange transaction gains and losses and investment income.

Income Taxes

The Company’s effective tax rate was 35.9 percent and 35.8 percent for the quarter and six months ended June 30, 2005, respectively, compared with 35.0 percent for the same periods of 2004.

Segment Results

The following table presents sales information for the key product and service groups included within each operating segment for the quarter and six months ended June 30, 2005 compared with the quarter and six months ended June 30, 2004:

	Quarter Ended June 30,
In thousands	2005	2004	Dollar Change	Percentage Change
Thermal/Acoustical:
Automotive	$44,288	$34,196	$10,092	29.5
Passive thermal	6,725	7,326	(601)	(8.2)
Active thermal	5,183	4,479	704	15.7

Thermal/Acoustical Segment net sales	$56,196	$46,001	$10,195	22.2
Filtration/Separation:
Filtration	$15,461	$17,889	$(2,428)	(13.6)
Vital Fluids	2,733	4,053	(1,320)	(32.6)

Filtration/Separation Segment net sales	$18,194	$21,942	$(3,748)	(17.1)
Other Products and Services:
Transport, distribution and warehousing services	$5,511	$4,981	$530	10.6
Specialty products	2,307	2,182	125	5.7

Other Products and Services net sales	$7,818	$7,163	$655	9.1

	Six Months Ended June 30,
In thousands	2005	2004	Dollar Change	Percentage Change
Thermal/Acoustical:
Automotive	$81,654	$68,389	$13,265	19.4
Passive thermal	12,994	13,724	(730)	(5.3)
Active thermal	9,347	8,388	959	11.4

Thermal/Acoustical Segment net sales	$103,995	$90,501	$13,494	14.9
Filtration/Separation:
Filtration	$30,978	$35,295	$(4,317)	(12.2)
Vital Fluids	4,711	7,602	(2,891)	(38.0)

Filtration/Separation Segment net sales	$35,689	$42,897	$(7,208)	(16.8)
Other Products and Services:
Transport, distribution and warehousing services	$10,794	$9,819	$975	9.9
Specialty products	4,783	4,823	(40)	(0.8)

Other Products and Services net sales	$15,577	$14,642	$935	6.4

Operating income by segment was as follows:

	Quarter Ended June 30, 2005		Quarter Ended June 30, 2004
In thousands	Operating Income	Operating Margin%	Operating Income	Operating Margin%	Dollar Change	Percentage Change
Thermal/Acoustical	$5,134	9.1%	$2,187	4.8%	$2,947	134.8
Filtration/Separation	$1,913	10.5%	$4,304	19.6%	$(2,391)	(55.6)
Other Products and Services	$718	9.2%	$633	8.8%	$85	13.4

	Six Months Ended June 30, 2005		Six Months Ended June 30, 2004
In thousands	Operating Income	Operating Margin%	Operating Income	Operating Margin%	Dollar Change	Percentage Change
Thermal/Acoustical	$9,003	8.7%	$4,990	5.5%	$4,013	80.4
Filtration/Separation	$3,820	10.7%	$7,174	16.7%	$(3,354)	(46.8)
Other Products and Services	$1,307	8.4%	$1,149	7.8%	$158	13.8

Thermal/Acoustical

After adjusting for the favorable impact of foreign currency translation, segment net sales increased by 20.5 percent and 13.2 percent for the quarter and six months ended June 30, 2005, respectively. This increase was primarily the result of increased overall sales from the Automotive businesses of approximately $9.3 million and $11.7 million for the quarter and six months ended June 30, 2005, respectively, on a constant currency basis, compared with the same periods of 2004. Sales growth of automotive products was achieved in both North America and in Europe through platform and content expansion. Sales from the Industrial Thermal businesses were relatively flat for the quarter and six months ended June 30, 2005 compared with the same periods in the prior year as modest increases in sales of Affinity® temperature-control active thermal products were largely offset by sales declines in passive thermal products such as cryogenic and appliance insulation and building material products used principally in heating, ventilation and air conditioning (HVAC) applications.

Although segment operating income and margin increased significantly for the quarter and six months ended June 30, 2005 compared with the same periods of 2004, segment operating income for the quarter and six months ended June 30, 2004 was negatively impacted by restructuring costs associated with closing of the Columbus operation of approximately $1.3 million and $2.4 million, respectively, and operating losses at the St. Nazaire facility of approximately $0.8 million and $1.4 million, respectively. After adjusting for these items, segment operating income increased by $0.8 million for the quarter and $0.2 million for the six months ended June 30, 2005 and segment operating margin decreased by 0.2 percentage points for the quarter and by 1.0 percentage point for the six months ended June 30, 2005 compared with the same periods of 2004. The relatively flat performance for the quarter and decline in performance for the six months ended June 30, 2005 compared with the same periods of 2004 was primarily the result of the lower than anticipated performance of the Company’s Hamptonville automotive operation that has been negatively impacted due to the challenge of integrating the manufacturing operations of the Columbus facility while at the same time bringing considerable new business on line. The European automotive operations have made significant progress on improving overall profitability in 2005 with the transfer of business from the German operation to the St. Nazaire facility, which translated into improved absorption of overall costs in France and the elimination of certain incremental costs at the operation in Germany. Operating income of the Industrial Thermal businesses declined by $0.9 million and $1.1 million for the quarter and six months ended June 30, 2005 compared with the same periods in 2004 primarily related to changes in product mix between the passive and active thermal businesses. Foreign currency translation increased segment operating income by 2.6 percent and 2.2 percent for the quarter and six months ended June 30, 2005, respectively.

Filtration/Separation

After adjusting for the favorable impact of foreign currency translation, segment net sales decreased by 18.3 percent and 18.2 percent for the quarter and six months ended June 30, 2005, respectively. The decrease for the quarter and six-month periods was primarily related to substantially lower sales of filtration media of $2.7 million and $4.9 million, respectively, on a constant currency basis, compared with the same periods in the prior year. These declines were primarily related to reductions in air filtration media sales used in clean room filtration applications due to the reduction in clean room builds in Asia compared with 2004 levels, as well as lower sales of other air filtration media resulting from sales losses due to pricing competition in certain markets. Vital Fluids sales were lower by $1.3 million and $2.9 million for the quarter and year to date, respectively, compared with the quarter and six months ended June 30, 2004 substantially related to significantly lower sales of blood transfusion and cell therapy products of $0.8 million and $2.4 million for the quarter and six month periods compared with the same periods in the prior year, primarily related to the product recall previously disclosed, related delays in the resumption of shipping of these products and the phase out of certain other blood related products. Lower sales of products for bioprocessing applications accounted for most of the remaining overall reduction in sales in the Vital Fluids business for both the quarter and six month periods compared with the same periods in 2004.

The reduction in segment operating income and margin performance for the quarter and six months ended June 30, 2005 compared with the same periods in 2004 was substantially related to lower sales of filtration media and the corresponding reduction in gross margin contribution. Exacerbating the impact on gross margin caused by the lower sales volume of filtration products was the negative impact on absorption related to the reduced production runs during the period, which resulted in higher per-unit manufacturing costs. Operating income for the Vital Fluids business was also negatively impacted by the significantly lower sales during the quarter and six months ended June 30, 2005 compared with the same periods in the prior year. Additionally, selling, product development and administrative expenses were approximately $0.2 million and $0.7 million higher across the segment primarily related to incremental selling and product development spending in the Filtration businesses and strategic hirings within both the Vital Fluids and Filtration businesses. Foreign currency translation increased segment operating income by 1.6 percent and 1.3 percent for the quarter and six months ended June 30, 2005, respectively.

Other Products and Services (OPS)

The increase in net sales from OPS for the quarter and six months ended June 30, 2005 was primarily related to increased revenues from the trucking operations of the Transport business of $0.6 million and $0.9 million, respectively, related to increased business volume from certain customers and negotiated price increases.

Operating income and margin percentage from OPS improved slightly for the quarter and six months ended June 30, 2005 compared with the same periods in the prior year primarily as a result of the increased sales performance from the trucking operations of the Transport business.

Liquidity and Capital Resources

Cash and cash equivalents were approximately $1.3 million as of June 30, 2005 compared with $1.6 million as of December 31, 2004.

Working capital as of June 30, 2005 was $56.4 million compared with $54.3 million as of December 31, 2004. The net increase in working capital of $2.1 million was primarily related to increased trade accounts receivable as of June 30, 2005 compared with December 31, 2004, which was a result of higher sales volume during the second quarter of 2005 compared with the fourth quarter of 2004.

Capital expenditures were $8.7 million for the first six months of 2005 compared with $15.5 million for the same period of 2004. The substantial decrease in capital spending through the first half of 2005 compared with the same period of 2004 was primarily related to capital equipment purchases of $6.9 million made during the first half of 2004 for the St. Nazaire facility.

Pension cost for 2005 is currently estimated to be $2.8 million, of which, $1.4 million has been recorded as of June 30, 2005. The Company expects to contribute $3.2 million to its defined benefit pension plans for the 2005 plan year in accordance with its planned funding practices and requirements. Up to $2.5 million of this amount may, at the Company’s discretion, be contributed in 2006, prior to September 15, 2006. No contributions were made during the quarter or six months ended June 30, 2005.

As of June 30, 2005, the Company had unused borrowing capacity of approximately $41.1 million under various credit facilities, of which, $14.0 million was available as of that date due to certain restrictive debt covenants. Management believes that the Company’s cash and cash equivalents, cash flows from operations and unused borrowing capacity as of June 30, 2005 are sufficient to meet current and anticipated requirements for the foreseeable future.

In April 2005, Lydall Gerhardi GmbH and Co. KG entered into a lease agreement for a high speed manufacturing line with GEFA Leasing GmbH. The lease has an expected 7 year term, an effective interest rate of 4.25 percent and aggregate principal payments of €2,995,000. The lease also contains a purchase option, which provides the Company with the option to purchase the equipment anytime after the fourth year of the lease term for a stated percentage of the original purchase price. Principal and interest payments are required to be paid monthly. This lease was recorded as a capital lease during the second quarter of 2005 on the Company’s balance sheet. As the Company had substantially completed the transaction to acquire this high speed manufacturing line prior to its decision to finance the equipment through a leasing arrangement, this arrangement was accounted for as a sales-leaseback transaction. There was no gain or loss on this transaction as the equipment was sold at the amount originally paid and recorded in the Company’s Condensed Consolidated Balance Sheets. The cash received from the leasing company as reimbursement of the original funds expended of $3.1 million has been presented as a cash inflow from financing activities on the Company’s Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2005. The amounts originally paid by the Company for this equipment were shown as capital expenditures within investing activities on the Company’s Consolidated Statements of Cash Flows for the year ended December 31, 2004.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and Note 1 in “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the quarter or six months ended June 30, 2005.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). The standard is applicable to awards issued after the effective date and all awards prior to the effective date that remain unvested on the effective date and requires that all equity-based compensation be recorded in the consolidated financial statements at the grant date fair value. In April 2005, the Securities and Exchange Commission announced a deferral of the effective date of FAS 123R. Under this deferral, FAS 123R is required to be adopted by the Company as of January 1, 2006. The adoption of FAS 123R is expected to have a material impact on the Company’s results of operations and the Company believes that the pro forma disclosures in Note 4 provide an appropriate short-term indicator of the level of expense that will be recognized in accordance with FAS 123R. However, the total expense recorded in future periods will depend on several factors, including the number of share-based awards that vest and the fair value of those vested awards.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29” (FAS 153). The Statement eliminates the exception to measure exchanges at fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance. FAS 153 will be effective for nonmonetary exchanges in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47). This interpretation clarifies the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event and where an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. FIN 47 will be effective for conditional asset retirement obligations occurring during fiscal years ending after December 15, 2005. The adoption of this interpretation is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no significant changes in market risks from those disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, conducted an evaluation as of June 30, 2005 of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have not been any changes in the Company’s internal controls over financial reporting during the Company’s second quarter ended June 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART	II. OTHER INFORMATION

Item 1.	Legal Proceedings

A suit was filed against a subsidiary in the Caledona Superior Court, Caledona County, Vermont on March 31, 2005 by a non-employee temporary worker. The claim relates to an injury to the plaintiff and alleges that the subsidiary removed safety equipment that would have prevented the injury and alleges indemnity through a contract between the subsidiary and a safety equipment supplier. This claim is insured and therefore the Company believes its maximum exposure is the applicable deductible of $250,000. No reserve has been recorded related to this claim as of June 30, 2005 as the Company believes the allegations are without merit.

In November 2004, the Company filed suit against the purchaser of certain assets of the fiberboard operation. The suit was to protect its claim on a note receivable from the purchaser, as it was expected that the purchaser would file for bankruptcy. During the third quarter of 2004, the Company had recorded a reserve of $0.5 million for the remaining balance of the note receivable, as the Company believed that the purchaser did not have the financial ability to pay the remaining amount owed to the Company. The purchaser filed for bankruptcy during the first quarter of 2005 and subsequently filed a counterclaim against the Company for $1.6 million alleging a breach of contract by the Company related to the purchase of the assets. No reserve has been recorded related to this counter claim as of June 30, 2005, as the Company believes the counterclaim is without merit.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In August 2003, the Company’s Board of Directors approved a Stock Repurchase Program (the “Repurchase Program”) to mitigate the potentially dilutive effects of stock options and shares of restricted and unrestricted stock granted by the Company. Under the approved Repurchase Program, shares may be purchased by the Company up to the quantity of shares underlying options and other equity-based awards granted after January 1, 2003 under shareholder approved plans. The Company intends to take advantage of the safe harbor protections afforded by Rule 10b-18 promulgated under the Exchange Act, and to engage in future repurchase activity in accordance with the provisions of the Exchange Act. There were no shares of common stock repurchased by the Company during the quarter ended June 30, 2005. There were approximately 441,000 shares that remained available for repurchase under the Repurchase Program as of June 30, 2005.

Item 5.	Other Information

On August 1, 2005, the Company entered into agreements with Bertrand Ploquin, President of Lydall Thermique Acoustique and John F. Tattersall, Vice President, General Manager, Lydall Industrial Thermal Solutions.

Mr. Ploquin’s Letter of Understanding sets forth an annual base compensation of €200,000 for 2005, bonus participation, company car and certain other social benefits. This Letter of Understanding also sets forth severance in the event of involuntary termination by the Company, other than for misconduct in the performance of his role, and termination benefits in the event of a change in control of the Company. This agreement has been filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q for the period ended June 30, 2005.

Mr. Tattersall’s agreement provides benefits to him in the event of involuntary termination by the Company, other than for cause. It also sets forth severance in the event of termination due to a change in control of the Company or due to death or permanent and total disability. Benefits will vary depending on the nature of the termination and may include payments related to salary, expense reimbursement, severance, bonus, health benefits, pension enhancement, car allowance and outplacement services. This agreement has been filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q for the period ended June 30, 2005.

Item 6.	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

10.1	Letter of Understanding with Bertrand Ploquin (regarding severance in the event of termination), filed herewith.

10.2	Agreement with John F. Tattersall (regarding severance in the event of termination), filed herewith.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

August 4, 2005	By:	/S/ JOHN J. KRAWCZYNSKI
John J. Krawczynski
Controller
(On behalf of the Registrant and as Principal Accounting Officer)