Form 10-Q
period 2005-09-30
LYDALL INC /DE/
filed 2005-11-09
CIK 60977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

Common stock $.10 par value per share.

Total Shares outstanding October 31, 2005	16,165,568

LYDALL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Quarter Ended September 30,
	2005	2004
	(Unaudited)
Net sales	$74,999	$70,630
Cost of sales	58,334	56,948

Gross margin	16,665	13,682
Selling, product development and administrative expenses	14,517	14,957

Operating income (loss)	2,148	(1,275)
Interest expense	465	207
Other (Income) expense, net	(15)	33

Income (Loss) before income taxes	1,698	(1,515)
Income tax expense (benefit)	333	(630)

Net income (loss)	$1,365	$(885)

Earnings (Loss) per share:
Basic	$.08	$(.06)
Diluted	$.08	$(.06)

Weighted average number of common shares outstanding:
Basic	16,096	16,044
Diluted	16,150	16,044

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)
Net sales	$228,994	$217,704
Cost of sales	178,938	173,217

Gross margin	50,056	44,487
Selling, product development and administrative expenses	42,626	42,628

Operating income	7,430	1,859
Interest expense	1,297	883
Other expense, net	175	58

Income before income taxes	5,958	918
Income tax expense	1,858	221

Net income	$4,100	$697

Earnings per share:
Basic	$.26	$.04
Diluted	$.25	$.04

Weighted average number of common shares outstanding:
Basic	16,075	16,094
Diluted	16,135	16,177

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30, 2005	December 31, 2004
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$3,302	$1,580
Accounts receivable, net	55,981	49,909
Inventories, net	42,157	40,082
Prepaid expenses and other current assets	5,425	6,308
Deferred tax assets	2,766	2,818

Total current assets	109,631	100,697
Property, plant and equipment, at cost	202,190	199,519
Accumulated depreciation	(97,452)	(90,573)

Net property, plant and equipment	104,738	108,946
Other assets, net	38,543	38,754

Total assets	$252,912	$248,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$4,603	$5,172
Accounts payable	26,570	27,125
Accrued payroll and other compensation	7,406	5,220
Other accrued liabilities	8,636	8,931

Total current liabilities	47,215	46,448
Long-term debt	36,361	32,941
Deferred tax liabilities	10,064	10,098
Pension and other long-term liabilities	15,417	14,406
Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	2,250	2,253
Capital in excess of par value	45,844	46,147
Unearned compensation	(344)	(555)
Treasury stock, at cost	(63,981)	(64,486)
Retained earnings	167,507	163,407
Accumulated other comprehensive loss	(7,421)	(2,262)

Total stockholders’ equity	143,855	144,504

Total liabilities and stockholders’ equity	$252,912	$248,397

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30,
	2005	2004
	(Unaudited)
Cash flows from operating activities:
Net income	$4,100	$697
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	11,316	12,437
Deferred income taxes	(149)	(489)
Amortization of unearned compensation	207	337
Loss on disposition of property, plant and equipment	51	564
Curtailment gain	(302)	—
Changes in operating assets and liabilities:
Accounts receivable	(8,207)	(11,724)
Inventories	(3,564)	(3,037)
Prepaid expenses and other assets	65	3,556
Accounts payable	474	7,257
Accrued payroll and other compensation	2,441	2,033
Other, net	2,481	4,825
Contributions to pension plans	(70)	(40)

Net cash provided by operating activities	8,843	16,416

Cash flows from investing activities:
Capital expenditures	(11,809)	(21,506)
Release of restricted cash	—	2,516

Net cash used for investing activities	(11,809)	(18,990)

Cash flows from financing activities:
Debt proceeds	80,349	42,605
Debt repayments	(78,713)	(38,614)
Reimbursement of cash from leasing company	3,133	—
Common stock issued	195	761
Common stock repurchased	—	(2,844)

Net cash provided by financing activities	4,964	1,908

Effect of exchange rate changes on cash	(276)	(230)

Increase (Decrease) in cash and cash equivalents	1,722	(896)
Cash and cash equivalents at beginning of period	1,580	3,008

Cash and cash equivalents at end of period	$3,302	$2,112

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	The accompanying condensed consolidated financial statements include the accounts of Lydall, Inc. and its subsidiaries (collectively, the “Company” or the “Registrant”). All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated financial statements have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s annual financial statements for the year ended December 31, 2004. The year-end condensed consolidated balance sheet was derived from the December 31, 2004 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Management believes that all adjustments, which include only normal recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods reported, have been included. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. Certain prior year components of the condensed consolidated financial statements have been reclassified to be consistent with current year presentation.

During the second quarter of 2005, the Company reclassified certain shipping and handling costs billed to customers. Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs” (EITF 00-10) specifies the amounts billed to a customer in a sale transaction represent revenues earned for the goods provided and should be classified as revenue. As a result, the Company has reclassified to net sales $0.3 million of shipping and handling costs directly billed to customers in its Statements of Operations for the period ended March 31, 2005. Amounts billed to customers for shipping and handling charges for the quarter and nine months ended September 30, 2004 of $0.3 million and $0.9 million, respectively, have also been reclassified.

The Company has expanded certain of its significant accounting policy disclosures, described in Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004, to provide additional information with respect to those policies, as described below.

Revenue recognition–The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin 104, “Revenue Recognition” (SAB 104). SAB 104 requires revenue to be recognized: (1) once evidence of an arrangement exists; (2) product delivery has occurred; (3) pricing is fixed or determinable; and (4) collection is reasonably assured. The four criteria required to recognize revenue by SAB 104 are considered to be met, and the passage of title to the customer occurs, at the respective FOB point and, therefore, revenue is recognized at that time. The Company’s standard sales and shipping terms are FOB shipping point, therefore, substantially all revenue is recognized upon shipment. However, in limited circumstances, the Company conducts business with certain customers on FOB destination terms and in these instances revenue is recognized upon receipt by the customer. The Company generally does not provide specific customer inspection or acceptance provisions in its sales terms, with the exception of tooling sales discussed in “Pre-production design and development costs” below.

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

Occasionally, the Company incurs costs in excess of those contractually reimbursed. In those cases, the Company capitalizes these costs when the customer provides the Company the non-cancelable right to use the tooling during the part supply arrangement; otherwise, such non-reimbursed costs are expensed as incurred. These capitalized costs are then amortized over the expected life of the part supply arrangement. For such part supply arrangements, tooling costs are recorded in inventory as incurred and, upon customer acceptance of the tooling, the related revenue and costs are recorded, as applicable, and any non-

reimbursed portion of the costs is reclassified to “Other assets, net” and amortized over the life of the part supply arrangement (typically not to exceed three years).

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company also may progress bill on certain tooling being constructed, these billings are recorded as progress billings (a reduction of the associated inventory) until the appropriate revenue recognition criteria have been met.

2.	Inventories, net of valuation reserves, as of September 30, 2005 and December 31, 2004 were as follows:

In thousands	September 30, 2005 (Unaudited)	December 31, 2004
Raw materials	$16,374	$14,203
Work in process	14,911	15,386
Finished goods	12,265	12,879

	43,550	42,468
Less: Progress billings	(1,393)	(2,386)

Total inventories	$42,157	$40,082

Progress billings relate to tooling inventory, which is included in work in process inventory in the above table.

3.	Basic and diluted earnings per common share are calculated in accordance with the provisions of Statement of Financial Accounting Standards No. 128, “Earnings per Share.” Basic earnings per share are equal to net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock options and stock awards, where such effect is dilutive.

	Quarter Ended September 30, 2005			Quarter Ended September 30, 2004
	(Unaudited)			(Unaudited)
In thousands except per share amounts	Net Income	Average Shares	Per Share Amount	Net Loss	Average Shares	Per Share Amount
Basic earnings (loss) per share	$1,365	16,096	$.08	$(885)	16,044	$(.06)
Effect of dilutive options and awards	—	54	—	—	—	—

Diluted earnings (loss) per share	$1,365	16,150	$.08	$(885)	16,044	$(.06)

	Nine Months Ended September 30, 2005			Nine Months Ended September 30, 2004
	(Unaudited)			(Unaudited)
In thousands except per share amounts	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount
Basic earnings per share	$4,100	16,075	$.26	$697	16,094	$.04
Effect of dilutive options and awards	—	60	(.01)	—	83	—

Diluted earnings per share	$4,100	16,135	$.25	$697	16,177	$.04

4.	The Company has stock option plans under which employees and directors have options to purchase Common Stock. The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans. Accordingly, compensation cost is not recognized in the financial statements on the grant date or over the life of the stock options as the exercise price is set on the date of the grant and is not less than the fair market value per share on that date. Restricted share grants are expensed over the vesting period of the award. The Company has adopted those provisions of Statement of Financial Accounting Standards No. 123, “Accounting for Stock-Based Compensation” and Statement of Financial Accounting Standards No. 148, “Accounting for Stock-Based Compensation – Transition and Disclosure, an amendment of Statement of Financial Accounting Standards No. 123,” which require the disclosure of pro forma effects on net income and earnings per share as if compensation cost had been recognized based upon the fair value method at the date of grant for options awarded.

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables illustrate the effect on net income and earnings per share had compensation cost been recognized for the Company’s stock based compensation based on the fair value of the options at the grant dates using the Black-Scholes fair value method for option pricing. The following weighted-average assumptions were used for grants during the quarters ended June 30, 2005 and 2004: zero dividend yield for both periods; expected volatility of 47 percent and 48 percent, respectively; risk-free interest rates of 3.7 percent and 4.6 percent, respectively; and an expected 7 year life for both periods. There were no grants issued during the quarters ended March 31, 2005 or 2004, nor September 30, 2005 or 2004.

In thousands except per share amounts	Quarter Ended September 30, 2005	Quarter Ended September 30, 2004
	(Unaudited)	(Unaudited)
Net income (loss) – as reported	$1,365	$(885)
Add: Stock-based employee compensation expense included in net income, net of related tax effects	32	48
Less: Total stock-based employee compensation expense under FAS 123, using the fair value method, net of related tax effects	(444)	(473)

Net income (loss) – pro forma	$953	$(1,310)

Basic earnings (loss) per common share:
Net income (loss) – as reported	$.08	$(.06)
Net income (loss) – pro forma	$.06	$(.08)
Diluted earnings (loss) per common share:
Net income (loss) – as reported	$.08	$(.06)
Net income (loss) – pro forma	$.06	$(.08)

In thousands except per share amounts	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
	(Unaudited)	(Unaudited)
Net income – as reported	$4,100	$697
Add: Stock-based employee compensation expense included in net income, net of related tax effects	132	216
Less: Total stock-based employee compensation expense under FAS 123, using the fair value method, net of related tax effects	(1,348)	(1,518)

Net income (loss) – pro forma	$2,884	$(605)

Basic earnings per common share:
Net income – as reported	$.26	$.04
Net income (loss) – pro forma	$.18	$(.04)
Diluted earnings per common share:
Net income – as reported	$.25	$.04
Net income (loss) – pro forma	$.18	$(.04)

5.	Total goodwill included in “Other assets, net” in the Condensed Consolidated Balance Sheets was $30.9 million as of September 30, 2005 and December 31, 2004. As of September 30, 2005 and December 31, 2004, $26.2 million of goodwill was attributed to operations in the Thermal/Acoustical Segment and $4.7 million was attributed to operations in the Filtration/Separation Segment. There were no impairments or dispositions of goodwill during the quarter or nine months ended September 30, 2005.

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets included in “Other assets, net” in the Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004.

	September 30, 2005		December 31, 2004
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(Unaudited)	(Unaudited)
Amortized intangible assets:
License agreements	377	(176)	377	(152)
Patents	778	(368)	743	(318)
Non-compete agreements	145	(115)	145	(93)
Other	74	(16)	62	(10)

Total amortized intangible assets	$1,374	$(675)	$1,327	$(573)

Unamortized intangible assets:
Trademarks	$450		$450

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amortization expense for intangible assets for the quarter and nine months ended September 30, 2005 was not material. Estimated amortization expense for intangible assets for each of the next five years is approximately $0.1 million.

6.	In the first quarter of 2004, the Company began the consolidation of its Columbus operation into other Lydall facilities and had substantially completed the restructuring activities as of December 31, 2004.

Pre-tax costs for the restructuring program by type and segment were as follows:

In thousands	Severance and Related Costs	Accelerated Depreciation	Facility Exit and Move Costs	Total
Total estimated costs *	$714	$2,227	$2,507	$5,448
Costs incurred through December 31, 2004	(734)	(2,227)	(2,385)	(5,346)
Costs incurred during the six months ended June 30, 2005	20	—	(56)	(36)
Costs incurred during the quarter ended September 30, 2005	—	—	(66)	(66)

Estimated remaining costs at September 30, 2005	$—	$—	$—	$—

In thousands	Thermal/ Acoustical	Reconciling Items	Total
Total estimated costs*	$4,748	$700	$5,448
Costs incurred through September 30, 2005	(4,748)	(700)	(5,448)

Estimated remaining costs at September 30, 2005	$—	$—	$—

*	Total estimated costs decreased by approximately $0.1 million during the nine months ended September 30, 2005.

Restructuring actions accrued were as follows:

In thousands	Severance and Related Costs
Balance at June 30, 2005	$42
Accrual adjustments	2
Cash payments	(6)

Balance at September 30, 2005	$38

Costs incurred, other than severance, have been expensed as incurred. Total pre-tax project costs through September 30, 2005 were $5.4 million, of which $5.2 million was charged to cost of sales and $0.2 million was charged to administrative expense. In addition to these pre-tax charges, an after-tax charge of $0.5 million was recorded in the fourth quarter of 2003 related to the write-off of deferred tax assets that are not expected to be realized as a result of the restructuring. There were no material expected remaining pretax charges as of September 30, 2005.

7.	As of September 30, 2005, the Company maintains three defined benefit pension plans that cover the majority of domestic Lydall employees. The pension plans are noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. The Company also provides an unfunded Supplemental Executive Retirement Plan (SERP) that provides supplemental income payments after retirement to certain former and current senior executives.

	Quarter Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
In thousands	2005	2004	2005	2004
Components of net periodic benefit cost:
Service cost	$453	$441	$1,359	$1,298
Interest cost	616	543	1,848	1,631
Expected return on assets	(596)	(574)	(1,788)	(1,722)
Amortization of:
Unrecognized actuarial loss	210	167	631	501
Prior service cost	—	1	—	1

	683	578	2,050	1,709
Curtailment gain	(302)	—	(302)	—

Net periodic benefit cost	$381	$578	$1,748	$1,709

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As stated in its 2004 Annual Report on Form 10-K, the Company expects to contribute approximately $3.2 million to its defined benefit pension plans for 2005. Up to $2.5 million of this amount may, at the Company’s discretion, be contributed in 2006, prior to September 15, 2006. A contribution of approximately $0.1 million was made during the quarter ended September 30, 2005.

The Company recorded a curtailment gain of $0.3 million related to its SERP during the quarter ended September 30, 2005 to account for the impact on the SERP resulting from the departure of the Company’s Chief Operating Officer.

8.	Comprehensive income (loss) for the periods ended September 30, 2005 and 2004 was as follows:

In thousands	Quarter Ended September 30, 2005	Quarter Ended September 30, 2004
	(Unaudited)	(Unaudited)
Net income (loss)	$1,365	$(885)
Changes in accumulated other comprehensive loss:
Foreign currency translation adjustments	(319)	995
Unrealized loss on derivative instruments, net of tax	(9)	(7)

Total comprehensive income	$1,037	$103

In thousands	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
	(Unaudited)	(Unaudited)
Net income	$4,100	$697
Changes in accumulated other comprehensive loss:
Foreign currency translation adjustments	(5,262)	(488)
Unrealized gain on derivative instruments, net of tax	103	35

Total comprehensive (loss) income	$(1,059)	$244

9.	The Company’s reportable segments are: Thermal/Acoustical and Filtration/Separation. All other products are aggregated in Other Products and Services. For a full description of each segment, refer to the “Notes to Consolidated Financial Statements” reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004.

Net sales by segment were as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
In thousands	2005	2004	2005	2004
Thermal/Acoustical:
Automotive	$40,055	$33,117	$121,709	$101,506
Passive thermal	5,459	4,847	18,928	20,278
Active thermal	5,934	6,554	14,806	13,235

Thermal/Acoustical Segment net sales	$51,448	$44,518	$155,443	$135,019
Filtration/Separation:
Filtration	$13,995	$15,056	$44,973	$50,351
Vital Fluids	3,038	3,976	7,749	11,578

Filtration/Separation Segment net sales	$17,033	$19,032	$52,722	$61,929
Other Products and Services:
Transport, distribution and warehousing services	$5,467	$5,294	$16,261	$15,113
Specialty products	1,731	2,230	6,514	7,053

Other Products and Services net sales	$7,198	$7,524	$22,775	$22,166
Eliminations and Other	(680)	(444)	(1,946)	(1,410)

Consolidated Net Sales	$74,999	$70,630	$228,994	$217,704

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Operating income by segment was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
	(Unaudited)		(Unaudited)
In thousands	2005	2004	2005	2004
Thermal/Acoustical	$5,479	$1,412	$14,481	$6,403
Filtration/Separation	940	2,518	4,760	9,692
Other Products and Services	387	655	1,695	1,802
Corporate Office Expenses	(4,658)	(5,860)	(13,506)	(16,038)

Consolidated Operating Income	$2,148	$(1,275)	$7,430	$1,859

10.	As of September 30, 2005, the Company was not in compliance with the minimum EBITDA financial covenant of its domestic revolving credit facility. On October 17, 2005, the Company received a waiver of the noncompliance from its lenders for the quarter ended September 30, 2005. The terms of the waiver specified the following conditions: consolidated EBITDA for the twelve months ended September 30, 2005 is not less than $20.0 million, and the Company is not permitted to make any restricted payments otherwise permitted by the debt agreement until the Company provides its final fourth quarter 2005 results to its lenders.

11.	In April 2005, Lydall Gerhardi GmbH and Co. KG, a subsidiary of Lydall, Inc., entered into a capital lease agreement for a high speed manufacturing line with GEFA Leasing GmbH. The lease has an expected 7 year term, an effective interest rate of 4.25 percent and aggregate principal payments of €2,995,000. The lease also contains a purchase option, which provides the Company with the option to purchase the equipment anytime after the fourth year of the lease term for a stated percentage of the original purchase price. Principal and interest payments are required monthly. This lease was recorded as a capital lease during the second quarter of 2005 on the Company’s balance sheet. As the Company had substantially completed the transaction to acquire this high speed manufacturing line prior to its decision to finance the equipment through a leasing arrangement, this arrangement was accounted for as a sales-leaseback transaction. There was no gain or loss on this transaction as the equipment was sold at the amount originally paid and recorded in the Company’s Condensed Consolidated Balance Sheets. The cash received from the leasing company as a reimbursement of original funds expended of $3.1 million has been presented as a cash inflow from financing activities on the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005. The amounts originally paid by the Company for this equipment were shown as capital expenditures within investing activities on the Company’s Condensed Consolidated Statements of Cash Flows for the year ended December 31, 2004.

12.	In November 2004, the FASB issued Statement of Financial Accounting Standards No. 151, “Inventory Costs, an amendment of ARB No. 43, Chapter 4” (FAS 151). FAS 151 clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs and wasted material. Additionally, FAS 151 requires that allocation of fixed production overhead to inventory be based on the normal capacity of the production facilities. The provisions of FAS 151 are applicable to inventory costs incurred during fiscal years beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153, “Exchanges of Nonmonetary Assets, an amendment to APB Opinion No. 29” (FAS 153). The Statement eliminates the exception to measure exchanges at fair value for exchanges of similar productive assets and replaces it with a general exception for exchange transactions that do not have commercial substance. FAS 153 is effective for non-monetary exchanges in fiscal periods beginning after June 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Factors That May Impact Future Results

In the interest of more meaningful disclosure, Lydall and its management make statements regarding the future outlook of the Company, which constitute “forward-looking statements” under the securities laws. These forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company, based on assumptions and estimates currently believed to be valid. Forward-looking statements are included under the “Overview and Outlook” section of this Item and elsewhere within this report and are generally identified through the use of language such as “believe,” “expect,” “may,” “plan,” “project,” “estimate,” “anticipate” and other words of similar meaning in connection with the discussion of future operating or financial performance. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Some of the factors that might cause such a difference include risks and uncertainties which are detailed in Note 16 and in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section of the Company’s Annual Report on Form 10-K for the year ended December 31, 2004. In addition to those detailed in the aforementioned note, additional risks that could materially affect future results include: significant increases in energy costs, as well as increases in raw material pricing, specifically, aluminum used in most of the Company’s heat-shield products and various fibers used in thermal/acoustical as well as filtration/separation products.

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

The global automotive industry is sensitive to changes in certain economic and competitive conditions. Based upon market information, our customers, particularly the “Big 3” domestic automotive manufacturers, are currently experiencing the impact of these conditions, which could continue to adversely affect vehicle production volumes. While the Company experienced approximately 20 percent growth in global automotive net sales for the nine months ended September 30, 2005, as compared to the same period in 2004, a continued reduction in vehicle production volumes could have a material adverse effect on the Company’s profitability in future quarters.

Current environmental and economic conditions could impact Lydall’s business segments. Significant increases in energy costs, as well as increases in raw material pricing, specifically, aluminum used in most of the Company’s heat-shield products and various fibers used in thermal/acoustical as well as filtration/separation products, could increase manufacturing costs. The Company has not yet determined its ability to pass some or all of these incremental costs on to its customers.

During the third quarter and nine months ended September 30, 2005, the Company continued to experience a decline in sales in the filtration/separation business. Filtration media used in clean room applications declined as the construction of clean rooms decreased compared with the same periods of 2004. Based upon current market trends and forecasts, the Company is expecting a continued decline in clean room media sales for the full-year 2005 compared with the prior year, related to the forecasted market decline in clean room construction. The Company also experienced a decline in sales of certain other air filtration media related to market pricing competition during the first nine months of 2005 compared with the same period of 2004 and is expecting a continued short term decline in sales related to this increased pricing competition.

Operational Matters

The Company substantially completed the restructuring and consolidation of its domestic automotive manufacturing operations as of December 31, 2004. The expected synergies of the consolidation are to maximize production capacity utilization, reallocate administrative costs to more beneficial operational efforts and more effectively respond to market demands for increasingly faster, technologically advanced cost-effective solutions. The total costs related to the restructuring effort recorded through September 30, 2005 were $5.4 million, with approximately $0.1 million being incurred during 2005. The Company does not expect to incur any future material costs associated with this restructuring. The cost savings related to this restructuring plan have not been substantial through the third quarter of 2005 compared with the previous operating costs of the domestic automotive business. Although the Company believes there has been a favorable reallocation of costs to other operational efforts and that the Company is responding to market demands more effectively, the benefits of maximizing production capacity utilization have had minimal positive impact on operating margins to date. This is primarily due to higher than originally planned costs incurred to expand operations and production lines to absorb the consolidation of the Columbus operation and higher than expected costs to integrate processes at the two remaining locations that were realigned during this process. The restructuring activities, along with the expected improved efficiencies from the integrated processes, as well as the effects of lean manufacturing and other cost saving initiatives unrelated to the restructuring, are anticipated to lead to improvement in gross margin and operating income; however, the timing and extent of such improvements are not quantifiable at this time.

The St. Nazaire, France automotive facility is strategically located to complement the Company’s operations in Germany and support the Company’s long-term growth strategy in Europe by enabling Lydall to service all major European automotive manufacturers. During 2004, the facility began to provide much needed relief to the overcapacity issues that the automotive operation in Germany had been experiencing for some time. The transfer of production of certain parts began in the second quarter of 2004 and the platforms scheduled to be transferred from Germany were completed and were in production at the facility as of the end of the first quarter of 2005. During 2005, the operation in Germany demonstrated improvement in lowering production costs due to the transition of business to the St. Nazaire operation. Additionally, the St. Nazaire operation continued to be profitable during the third quarter of 2005 and year to date, as compared with operating losses that were incurred for the comparable periods of 2004. The improvement in performance at the St. Nazaire facility is expected to continue as the operation continues to increase overall capacity utilization and expand production.

In January 2005, the Charter Medical, Ltd. subsidiary of Lydall announced a voluntary product recall of certain of its blood transfer and storage products upon the discovery of procedural deficiencies in the sterilization validation process. Neither the Company nor Charter Medical has been notified of any adverse events or reports from customers with regard to these products. The Company resumed shipment of these products during the third quarter of 2005. The Company estimated the cost of the recall and resultant corrective actions to be approximately $0.5 million to $0.6 million and the Company accrued $0.5 million related to this matter during the fourth quarter of 2004. As of September 30, 2005, the actual costs incurred continue to be in-line with the original estimate. The reduction in net sales for the year related to the product recall and the time that was required to validate the sterilization process is currently expected to be approximately $1.7 million.

The Company recently announced the launch of Lean Six Sigma company-wide. As a result, several programs are underway to target profitability improvement throughout the Company, including initiatives to reduce costs, promote sales growth and improve efficiencies. As this process continues, the Company anticipates that these efforts will identify ways to improve processes and work flow, reduce costs and leverage synergies across the organization. However, the Company cannot determine the timing and impact of these initiatives at this time.

On October 30, 2005, a union at one of the Company’s domestic facilities ratified a new labor contract that had expired on March 31, 2005. The new contract terms are not expected to have a material impact on the Company’s consolidated financial position, results of operations or cash flows.

Results of Operations

The following table presents the key income statement line items for the quarter and nine months ended September 30, 2005 on a comparative basis with the quarter and nine months ended September 30, 2004 and provides each as a relative percentage of consolidated net sales for the period:

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2005	2004	2005	2004
Net sales	$74,999	$70,630	$228,994	$217,704
Cost of sales	$58,334	$56,948	$178,938	$173,217
As a percent of net sales	77.8%	80.6%	78.1%	79.6%
Gross margin	$16,665	$13,682	$50,056	$44,487
As a percent of net sales	22.2%	19.4%	21.9%	20.4%
Selling, product development and administrative expenses	$14,517	$14,957	$42,626	$42,628
As a percent of net sales	19.4%	21.2%	18.6%	19.6%
Operating income (loss)	$2,148	$(1,275)	$7,430	$1,859
As a percent of net sales	2.9%	(1.8)%	3.2%	0.9%
Net income (loss)	$1,365	$(885)	$4,100	$697
As a percent of net sales	1.8%	(1.3)%	1.8%	0.3%

Net Sales

The Company recorded net sales of $75.0 million in the third quarter of 2005, compared with $70.6 million for the same quarter of 2004, an increase of $4.4 million, or 6.2 percent. For the nine months ended September 30, 2005, net sales totaled $229.0 million, an increase of $11.3 million or 5.2 percent from $217.7 million for the nine months ended September 30, 2004. The impact of foreign currency translation on total net sales was minimal in the third quarter of 2005 and increased net sales by 1.0 percent for the nine months ended September 30, 2005. The increase in net sales for the quarter and nine-month periods of 2005, compared with the same periods of 2004, was primarily the result of increased sales from the automotive businesses of $6.9 million and $20.2 million, respectively, partially offset by a decrease in sales in the filtration/separation segment of $2.0 million and $9.2 million, respectively.

Gross Margin

Gross margin for the quarter and nine months ended September 30, 2005 increased by $3.0 million and $5.6 million, respectively, from the comparable periods of 2004. Gross margin for the quarter and nine months ended September 30, 2004 was negatively impacted by restructuring costs at the gross margin line related to the closure of the Columbus operation and the transfer of production to the Company’s other domestic automotive facilities of approximately $1.3 million and $3.9 million, respectively. Additionally, the ramp-up of the automotive plant in France also lowered gross margin performance for the quarter and nine months ended September 30, 2004, by approximately $0.2 million and $1.0 million, respectively. After removing the impact of these 2004 matters, overall gross margin and gross margin as a percent of net sales increased by $1.5 million and 0.7 percentage points, respectively, for the quarter ended September 30, 2005 compared with the same period of 2004. These increases were primarily the result of continued improvements in the thermal/acoustical segment from improved operating efficiencies on higher sales, offset by continued under-performance of the filtration/separation segment. After removing the impact of these 2004 matters, overall gross margin increased by $0.7 million but gross margin as a percent of net sales decreased by 0.8 percentage points for the nine months ended September 30, 2005 compared with the same period of 2004. The increased gross margin was primarily the result of higher volume in the automotive business, while the decrement in gross margin as a percent of net sales was primarily attributable lower sales volumes and higher per-unit manufacturing costs in the filtration business.

Selling, Product Development and Administrative Expenses

Selling, product development and administrative expenses for the quarter decreased by $0.4 million from the third quarter of 2004 and was flat for the nine months ended September 30, 2005 compared with the same period in 2004. The quarter and nine months ended September 30, 2005 included charges related to the elimination of the Chief Operating Officer position of $0.8 million. Selling, product development and administrative expenses for the quarter and nine months ended September 30, 2004 were impacted by nonrecurring expenses associated with legal proceedings by the Company against a former employee of $0.7 million and $1.8 million, respectively. In addition, Sarbanes-Oxley Section 404 compliance costs were approximately $1.0 million lower for the quarter and the nine months ended September 30, 2005, compared with the same periods in 2004. After adjusting for these items, selling, product development and administrative expenses increased by $0.5 million and $2.0 million for the quarter and nine months ended September 30, 2005 compared with the same periods of 2004. The increase for the quarter ended September 30, 2005 was related to a $0.3 million increase from the St. Nazaire facility that was operating at start up levels during 2004, whereas in 2005 it was fully operational. The increase for the nine months ended September 30, 2005, was impacted by $1.0 million related to the St. Nazaire facility. The remainder of the increase was primarily related to an increase in selling and general administrative costs of $0.6 million in the filtration/separation segment.

Interest Expense

Interest expense was $0.5 million and $1.3 million for the quarter and nine months ended September 30, 2005, respectively, compared with $0.2 million and $0.9 million for the same periods of 2004. Interest expense was higher for the quarter and nine-month periods related to increased overall average debt levels and higher interest rates.

Other Income/Expense

Other income/expense for the quarter and nine-month periods ended September 30, 2005 and 2004 consisted of insignificant activity related to net foreign exchange transaction losses and investment income.

Income Taxes

The Company’s effective tax rates for the quarter and nine months ended September 30, 2005 were 19.6 percent and 31.2 percent, respectively, compared with the rates for the quarter and nine months ended September 30, 2004 of 41.6 percent and 24.1 percent. This change is primarily due to true-up adjustments related to 2004 federal and state tax returns, which were completed and filed in the third quarter of 2005, and resulted in the reduced effective tax rate for the third quarter of 2005.

The Company’s estimated effective tax rates for the quarter and nine months ended September 30, 2004 were determined based on actual year-to-date results, while the comparable periods of 2005 were based on an estimated full-year effective tax rate. The approach of using the actual year-to-date 2004 effective tax rate is in accordance with Financial Accounting Standards Board Interpretation No. 18, “Accounting for Income Taxes in Interim Periods,” which provides that using the actual year-to-date effective tax rate may be the best estimate of the annual effective tax rate in situations where an estimated full-year effective tax rate can not be reliably estimated.

Segment Results

The following table presents sales information for the key product and service groups included within each operating segment for the quarter and nine months ended September 30, 2005 compared with the quarter and nine months ended September 30, 2004:

	Quarter Ended September 30,
In thousands	2005	2004	Dollar Change	Percentage Change
Thermal/Acoustical:
Automotive	$40,055	$33,117	$6,938	20.9%
Passive thermal	5,459	4,847	612	12.6%
Active thermal	5,934	6,554	(620)	(9.5)%

Thermal/Acoustical Segment net sales	$51,448	$44,518	$6,930	15.6%
Filtration/Separation:
Filtration	$13,995	$15,056	$(1,061)	(7.0)%
Vital Fluids	3,038	3,976	(938)	(23.6)%

Filtration/Separation Segment net sales	$17,033	$19,032	$(1,999)	(10.5)%
Other Products and Services:
Transport, distribution and warehousing services	$5,467	$5,294	$173	3.3%
Specialty products	1,731	2,230	(499)	(22.4)%

Other Products and Services net sales	$7,198	$7,524	$(326)	(4.3)%
Eliminations and Other	(680)	(444)	(236)	53.2%

Consolidated Net Sales	$74,999	$70,630	$4,369	6.2%

	Nine Months Ended September 30,
In thousands	2005	2004	Dollar Change	Percentage Change
Thermal/Acoustical:
Automotive	$121,709	$101,506	$20,203	19.9%
Passive thermal	18,928	20,278	(1,350)	(6.7)%
Active thermal	14,806	13,235	1,571	11.9%

Thermal/Acoustical Segment net sales	$155,443	$135,019	$20,424	15.1%
Filtration/Separation:
Filtration	$44,973	$50,351	(5,378)	(10.7)%
Vital Fluids	7,749	11,578	(3,829)	(33.1)%

Filtration/Separation Segment net sales	$52,722	$61,929	$(9,207)	(14.9)%
Other Products and Services:
Transport, distribution and warehousing services	$16,261	$15,113	$1,148	7.6%
Specialty products	6,514	7,053	(539)	(7.6)%

Other Products and Services net sales	$22,775	$22,166	$609	2.7%
Eliminations and Other	(1,946)	(1,410)	(536)	38.0%

Consolidated Net Sales	$228,994	$217,704	$11,290	5.2%

Operating income by segment was as follows:

	Quarter Ended September 30, 2005		Quarter Ended September 30, 2004
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change	Percentage Change
Thermal/Acoustical	$5,479	10.6%	$1,412	3.2%	$4,067	288.0%
Filtration/Separation	940	5.5%	2,518	13.2%	(1,578)	(62.7)%
Other Products and Services	387	5.4%	655	8.7%	(268)	(40.9)%

	Nine Months Ended September 30, 2005		Nine Months Ended September 30, 2004
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change	Percentage Change
Thermal/Acoustical	$14,481	9.3%	$6,403	4.7%	$8,078	126.2%
Filtration/Separation	4,760	9.0%	9,692	15.7%	(4,932)	(50.9)%
Other Products and Services	1,695	7.4%	1,802	8.1%	(107)	(5.9)%

Thermal/Acoustical

Segment net sales increased by 15.6 percent and 15.1 percent for the quarter and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. This change was primarily the result of increased overall sales from the automotive businesses of approximately $6.9 million and $20.2 million for the quarter and nine months ended September 30, 2005, respectively, compared with the same periods of 2004. Sales growth of automotive products was achieved in both North America and in Europe through platform and content expansion. The Company is also benefiting from a strengthening collaboration between our European and domestic operations. This dynamic is enabling the Company to work with customers on a much broader basis, resulting in increased business with European transplants in the United States. Sales from the Industrial Thermal businesses were relatively flat for the quarter and nine months ended September 30, 2005 compared with the same periods in the prior year as modest increases in sales of Affinity® temperature-control active thermal products were largely offset by sales declines in passive thermal products such as cryogenic material and building material products used principally in heating, ventilation and air conditioning (HVAC) applications.

Segment operating income and margin percentage increased for the quarter and nine months ended September 30, 2005 compared with the same periods of 2004. Segment operating income for the quarter and nine months ended September 30, 2004 was negatively impacted by restructuring costs associated with closing of the Columbus operation of approximately $1.2 million and $3.5 million, respectively, and operating losses at the St. Nazaire facility of approximately $0.6 million and $2.0 million, respectively. After adjusting for these items, segment operating income increased by $2.3 million for the quarter and $2.6 million for the nine months ended September 30, 2005 and segment operating margin percentage increased by 3.4 percentage points for the quarter and 0.5 percentage points for the nine months ended September 30, 2005 compared with the same periods of 2004. These changes in operating margin percentage were primarily the result of the European automotive operation’s significant improvements in overall profitability in 2005 with the transfer of business from the German operation to the St. Nazaire facility. This translated into improved absorption of overall costs in France and the elimination of certain incremental costs at the operation in Germany. Operating income of the Industrial Thermal businesses declined by $0.3 million and $1.2 million for the quarter and nine months ended September 30, 2005 compared with the same periods in 2004 primarily related to changes in product mix between the passive and active thermal businesses.

Filtration/Separation

Segment net sales decreased by 10.5 percent and 14.9 percent for the quarter and nine months ended September 30, 2005, respectively, as compared to the same periods in 2004. The decrease for the quarter and nine-month periods was primarily related to substantially lower sales of filtration media of $1.1 million and $5.4 million, respectively, compared with the same periods in 2004. These declines were primarily related to reductions in sales of air filtration media used in clean room filtration applications as a result of reduced clean room builds in Asia compared with 2004 levels. In addition, sales of other air filtration media decreased due to pricing competition in certain markets. Vital Fluids sales were lower by $0.9 million and $3.8 million for the quarter and year to date 2005, respectively, compared with the same periods in 2004. The decrease for the current quarter was primarily related to lower sales of bio-processing products of $0.6 million with the remainder of the decrease related to lower sales of traditional OEM products. The decrease for the nine months ended September 30, 2005, as compared to the same period in 2004, was primarily the result of lower sales of blood transfusion and cell therapy products of $2.2 million and lower sales of bio-processing products of $1.1 million. The decrease in blood-related product sales is primarily related to the product recall previously disclosed, delays in the resumption of shipping of these products due to the validation of the sterilization process and the phase out of certain other blood related products.

For the quarter and nine months ended September 30, 2005 operating income decreased by $1.6 million and $4.9 million, respectively, from the same periods in 2004. These reductions were substantially related to lower sales of filtration media and the corresponding reduction in gross margin contribution. Exacerbating this sales volume impact was the under absorption of manufacturing costs related to the reduced production runs during the period, resulting in higher per-unit product costs. Operating income for the Vital Fluids business was also negatively impacted by lower sales during the quarter and nine months ended September 30, 2005 compared with the same periods in 2004.

Other Products and Services (OPS)

The decrease in net sales from OPS for the quarter ended September 30, 2005 was primarily related to decreased specialty product sales offset by a $0.2 million increase in revenues from the trucking operations of the Transport business. The increase in net sales for the nine months ended September 30, 2005 was primarily related to increased revenues from the trucking operations of the Transport business of $1.1 million, offset by a decrease in net sales of specialty products. The increases in the transport business relate to increased business volume from certain customers and negotiated price increases.

Operating income from OPS decreased for the quarter and nine months ended September 30, 2005 compared with the same periods in the prior year. The decrease for the quarter was primarily the result of lower volume and product mix, and for the nine months ended September 30, 2005, the primary driver of the decrease was product mix.

Liquidity and Capital Resources

Cash and cash equivalents were $3.3 million as of September 30, 2005, compared with $1.6 million as of December 31, 2004.

Working capital as of September 30, 2005 was $62.4 million, compared with $54.2 million as of December 31, 2004. Overall, working capital increased by $8.2 million from the prior year-end. The working capital increase was primarily due to the change in trade accounts receivable. Even though net sales for both the third quarter of 2005 and the fourth quarter of 2004 were consistent, sales for the third quarter of 2005 were more concentrated in the second and third months of the quarter, whereas during the fourth quarter of 2004, sales were higher in the first month of the quarter. This resulted in a higher trade account receivable balance at September 30, 2005 versus December 31, 2004.

Capital expenditures were $11.8 million for the first nine months of 2005, compared with $21.5 million for the same period of 2004. The substantial decrease in capital spending through the first nine months of 2005 compared with the same period of 2004 was primarily related to capital equipment purchases of $7.7 million made during the first nine months of 2004 for the St. Nazaire facility.

Pension cost for 2005 is currently estimated to be $2.8 million, of which, $2.1 million has been recorded as of September 30, 2005. The Company recorded a curtailment gain of $0.3 million related to its Supplemental Executive Retirement Plan (“SERP”) during the quarter ended September 30, 2005. The gain was the result of the impact on the SERP from the departure of the Company’s Chief Operating Officer. The Company expects to contribute $3.2 million to its defined benefit pension plans for 2005 in accordance with its planned funding practices and requirements. Up to $2.5 million of this amount may, at the Company’s discretion, be contributed in 2006, prior to September 15, 2006. A contribution of approximately $0.1 million was made during the quarter and nine months ended September 30, 2005.

As of September 30, 2005, the Company was not in compliance with the minimum EBITDA financial covenant of its domestic revolving credit facility. On October 17, 2005, the Company received a waiver of the noncompliance from its lenders for the quarter ended September 30, 2005. The terms of the waiver specified the following conditions: consolidated EBITDA for the twelve months ended September 30, 2005 is not less than $20.0 million, and the Company is not permitted to make any restricted payments otherwise permitted by the debt agreement until the Company provides its final fourth quarter 2005 results to its lenders.

As of September 30, 2005, the Company had unused borrowing capacity of approximately $34.8 million under various credit facilities, of which $15.5 million was available as of that date due to certain restrictive debt covenants. Management believes that the Company’s cash and cash equivalents, operating cash flow and unused borrowing capacity as of September 30, 2005 are sufficient to meet current and anticipated requirements for the foreseeable future.

In April 2005, Lydall Gerhardi GmbH and Co. KG, a subsidiary of Lydall, Inc., entered into a capital lease agreement for a high speed manufacturing line with GEFA Leasing GmbH. The lease has an expected 7 year term, an effective interest rate of 4.25 percent and aggregate principal payments of €2,995,000. The lease also contains a purchase option, which provides the Company with the option to purchase the equipment anytime after the fourth year of the lease term for a stated percentage of the original purchase price. Principal and interest payments are required monthly. This lease was recorded as a capital lease during the second quarter of 2005 on the Company’s Balance Sheet. As the Company had substantially completed the transaction to acquire this high speed manufacturing line prior to its decision to finance the equipment through a leasing arrangement, this arrangement was accounted for as a sales-leaseback transaction. There was no gain or loss on this transaction as the equipment was sold at the amount originally paid and recorded in the Company’s Condensed Consolidated Balance Sheets. The cash received from the leasing company as a reimbursement of original funds expended of $3.1 million has been presented as a cash inflow from financing activities on the Company’s Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2005. The amounts originally paid by the Company for this equipment were shown as capital expenditures within investing activities on the Company’s Condensed Consolidated Statements of Cash Flows for the year ended December 31, 2004.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and Note 1 in “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the quarter or nine months ended September 30, 2005.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, conducted an evaluation as of September 30, 2005 of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such information has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

During the quarter ended September 30, 2005, the Company experienced turnover in certain key financial management positions. The Company has recruited replacements for certain of these positions and is actively recruiting qualified candidates for the remaining positions. In addition, the Company has been utilizing contract financial resources to supplement financial staffing during the transition period. Except as described above, there have not been any changes in the Company’s internal controls over financial reporting during the Company’s third quarter ended September 30, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A suit was filed against a subsidiary in the Caledona Superior Court, Caledona County, Vermont on March 31, 2005 by a non-employee temporary worker. The claim relates to an injury to the plaintiff and alleges that the subsidiary removed safety equipment that would have prevented the injury and alleges indemnity through a contract between the subsidiary and a safety equipment supplier. This claim is insured and therefore the Company believes its maximum exposure is the applicable deductible of $250,000. No reserve has been recorded related to this claim as of September 30, 2005 as the Company believes the allegations are without merit.

In November 2004, the Company filed suit against the purchaser of certain assets of the fiberboard operation. The suit was to protect its claim on a note receivable from the purchaser as it was expected that the purchaser would file for bankruptcy. During the third quarter of 2004, the Company had recorded a reserve of $0.5 million for the remaining balance of the note receivable as the Company believed that the purchaser did not have the financial ability to pay the remaining amount owed to the Company. The purchaser filed for bankruptcy during the first quarter of 2005 and subsequently filed a counter claim against the Company for $1.6 million alleging a breach of contract by the Company related to the purchase of the assets. No reserve has been recorded related to this counterclaim as of September 30, 2005, as the Company believes the counterclaim is without merit.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2003, the Company’s Board of Directors approved a Stock Repurchase Program (the “Repurchase Program”) to mitigate the potentially dilutive effects of stock options and shares of restricted and unrestricted stock granted by the Company. Under the approved Repurchase Program, shares may be purchased by the Company up to the quantity of shares underlying options and other equity-based awards granted after January 1, 2003 under shareholder approved plans. The Company intends to take advantage of the safe harbor protections afforded by Rule 10b-18 promulgated under the Exchange Act, and to engage in future repurchase activity in accordance with the provisions of the Exchange Act. There were no shares of common stock repurchased by the Company during the quarter ended September 30, 2005. There were approximately 441,000 shares that remained available for repurchase under the Repurchase Program as of September 30, 2005.

Item 5. Other Information

As of September 30, 2005, the Company was not in compliance with the minimum EBITDA financial covenant of its domestic revolving credit facility. On October 17, 2005, the Company received a waiver of the noncompliance from its lenders for the quarter ended September 30, 2005. The terms of the waiver specified the following conditions: consolidated EBITDA for the twelve months ended September 30, 2005 is not less than $20.0 million, and the Company is not permitted to make any restricted payments otherwise permitted by the debt agreement until the Company provides its final fourth quarter 2005 results to its lenders. A copy of the waiver is filed herewith as Exhibit 10.2 and is incorporated herein by reference.

Item 6. Exhibits

a.	Exhibits

10.1	Employment agreement with Randall L. Byrd dated October 17, 2005 (regarding severance in the event of termination), filed herewith.

10.2	Waiver letter dated as of October 17, 2005 to the Credit Agreement, filed herewith.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

November 9, 2005	By:	/s/ Thomas P. Smith
Thomas P. Smith Vice President, Chief Financial Officer and Treasurer (On behalf of the Registrant and as Principal Financial Officer)

LYDALL, INC.

Index to Exhibits

Exhibit Number
10.1	Employment agreement with Randall L. Byrd dated October 17, 2005 (regarding severance in the event of termination), filed herewith.

10.2	Waiver letter dated as of October 17, 2005 to the Credit Agreement, filed herewith.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.