Form 10-K
period 2005-12-31
LYDALL INC /DE/
filed 2006-03-16
CIK 60977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2005

O R

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

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

On June 30, 2005, the aggregate market value of the Registrant’s voting stock held by nonaffiliates was $136,310,956 based on the New York Stock Exchange closing price on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

On February 27, 2006, there were 16,210,079 shares of Common Stock outstanding, exclusive of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement distributed in connection with the Registrant’s Annual Meeting of Stockholders to be held on April 27, 2006.

The exhibit index is located on pages 27-28.

INDEX TO ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2005

The information called for by Items 10, 11, 12, 13 and 14, to the extent not included in this document, is incorporated herein by reference to such information included under the captions “Corporate Governance,” “Equity Compensation Plan Information,” “Board of Directors,” “Stockholder Communications with Directors,” “Director Compensation,” “Fiscal Year 2005 Board Fees,” “Compensation and Stock Option Committee Report on Executive Compensation,” “Performance Graph,” “Plan Descriptions,” “Stock Option Tables,” “Summary Compensation Table,” “Securities Ownership of Directors, Certain Officers and 5 Percent Beneficial Owners,” “Compensation Committee Interlocks and Insider Participation,” “Transactions with Management” and “Principal Fees and Services” in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and distributed in connection with Lydall, Inc.’s 2006 Annual Meeting of Stockholders to be held on April 27, 2006.

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

The Company serves a number of market niches. Lydall’s products are primarily sold directly to customers through an internal sales force and external sales representatives and distributed via common carrier or the Company’s distribution operation. The majority of the Company’s products are sold to original equipment manufacturers and tier-one suppliers. The Company competes through high-quality, specialty engineered innovative products and exceptional customer service. Lydall has a number of domestic and foreign competitors for its products, most of whom are either privately owned or divisions of larger companies, making it difficult to determine the Company’s share of the markets served.

Sales to the automotive market represented 54 percent of Lydall’s net sales in 2005, 47 percent of net sales in 2004 and 48 percent in 2003. Lydall’s thermal and acoustical products are used on a variety of automotive platforms and in various other applications. Sales to DaimlerChrysler AG were $40.8 million or 13 percent of Lydall’s net sales in 2005. No other single customer accounted for more than 10 percent of the Company’s net sales in 2005. The Company substantially completed the consolidation of the domestic automotive manufacturing operations during 2004. This consolidation supports long-term growth strategies for this business and is expected to improve flexibility, lower costs and utilize overall capacity of existing facilities more effectively.

Foreign and export sales were 45 percent of the Company’s net sales in 2005, 47 percent in 2004 and 37 percent in 2003. Export sales are primarily to Europe, Asia, Mexico and Canada and were $47.3 million, $51.2 million and $33.0 million in 2005, 2004 and 2003, respectively. Foreign sales were $90.8 million, $86.2 million and $67.6 million for the years ended December 31, 2005, 2004 and 2003, respectively. The decrease in export sales during 2005 was primarily related to decreased filtration and passive thermal sales to Asia. The increase in foreign sales during 2005 was primarily related to incremental European automotive sales supported out of our new St. Nazaire facility.

Foreign operations generated operating income of $9.9 million, $4.2 million and $5.4 million for the years ended December 31, 2005, 2004 and 2003, respectively. Total foreign assets were $79.4 million at December 31, 2005 compared with $90.4 million at December 31, 2004 and $73.6 million at December 31, 2003. The decrease in foreign assets as of December 31, 2005 was primarily due to the weakening of the Euro in 2005, compared to 2004. Total foreign assets increased in 2004 primarily due to capital expenditures for the new St. Nazaire facility.

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

SEGMENTS

Lydall has organized its business into two primary reportable segments – Thermal/Acoustical and Filtration/Separation. All other businesses are aggregated in Other Products and Services. Reconciling Items include Corporate Office operating expenses and intercompany eliminations. Segments are defined by the grouping of similar products and services. The Company’s notes to its consolidated financial statements include additional segment financial information.

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

Thermal/Acoustical Segment net sales represented 68.7 percent of the Company’s net sales in 2005, 62.5 percent in 2004 and 62.0 percent in 2003. Additionally, net sales generated by international operations of the Thermal/Acoustical Segment accounted for 33.1 percent, 33.2 percent and 27.4 percent of segment net sales in 2005, 2004 and 2003, respectively.

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

Net sales from the Filtration/Separation Segment represented 22.3 percent of the Company’s net sales in 2005 compared with 28.0 percent in 2004 and 27.7 percent in 2003. In addition, net sales generated by the international operation of the Filtration/Separation Segment accounted for 34.4 percent, 29.7 percent and 26.1 percent of segment net sales in 2005, 2004 and 2003, respectively.

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

OPS net sales were 9.0 percent of the Company’s net sales in 2005 compared with 9.5 percent in 2004 and 10.3 percent in 2003. There were no significant sales generated outside of the United States for OPS.

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

The Company’s business is generally not seasonal; however, results of operations are impacted by shutdowns at the Company’s European operations and at its North American and European automotive customers that typically occur in the third quarter and fourth quarter of each year. Lydall maintains levels of inventory and grants credit terms that are normal within the industries it serves. The Company uses a wide range of raw materials in the manufacturing of its products. The majority of raw materials used are generally available from a variety of suppliers.

The Company invested $8.8 million in 2005, $8.5 million in 2004 and $7.3 million in 2003, or approximately 3 percent of net sales for each year, to develop new products and to improve existing products. Most of the Company’s investment in research and development is application specific; very little is pure research. There were no significant customer-sponsored research and development activities during the past three years.

Lydall’s backlog was $38.9 million at December 31, 2005, $42.9 million at December 31, 2004 and $37.4 million at December 31, 2003. Backlog at January 31, 2006 was $44.6 million. The decrease in backlog at December 31, 2005 compared with December 31, 2004 was mainly due to the weakening of the Euro in 2005, compared with 2004, and to a lesser extent, a net decrease in backlog at domestic and foreign operations due to the timing of orders. The increase in backlog at December 31, 2004 compared with December 31, 2003 was mainly due to the increase in North American automotive orders related to new product launches as well as an increase in European automotive orders. There are minimal seasonal aspects to Lydall’s backlog as of the end of the Company’s fiscal years.

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

As of December 31, 2005, Lydall employed approximately 1,500 people. Four unions with contracts expiring on March 31, 2009 represent approximately 60 of the Company’s employees in the United States. All employees at the Company’s facilities in France are covered under a National Collective Bargaining Agreement. Certain salaried and all hourly employees at the operation in Germany are also covered under a National Collective Bargaining Agreement. Lydall considers its employee relationships to be satisfactory and did not have any actual or threatened work stoppages due to union-related activities in 2005.

There are no significant anticipated operating risks related to foreign investment law, expropriation, inflation effects or availability of material, labor or energy. However, the Company was impacted by increased material and energy costs in 2005. The Company’s foreign and domestic operations limit foreign currency exchange transaction risk by completing transactions in functional currencies whenever practical or through the use of foreign currency forward exchange contracts when deemed appropriate.

Item 1A. RISK FACTORS

The Company’s financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to those described below, any one of which could cause Lydall’s actual results to vary materially from recent results or from the Company’s anticipated future results.

A Major Downturn of the North American or European Automotive Markets – Although Lydall’s automotive sales are not solely contingent on the strength of the automotive market, a significant downturn of the North American or European automotive industries or a major decline in production of specific vehicles on which Lydall has significant content could have a substantial impact on Lydall’s results. The Company can also be affected when automotive manufacturers discontinue production of specific models that contain Lydall’s products. Conversely, Lydall benefits from the introduction of new models that contain the Company’s products. Approximately 54% percent of Lydall’s total net sales in 2005 were to the automotive market. Lydall’s automotive products are thermal and acoustical barriers employed both inside and under the body of vehicles. Most of Lydall’s products are supplied to meet unique, niche applications. Lydall may have a number of components on a particular automotive platform and applications can range across all types of vehicles from sport utility models to trucks, vans and cars. Thus, there is not necessarily a direct correlation between the number of Lydall products sold and the number of vehicles being built by automotive manufacturers.

Dependence on Large Customers – Our automotive business is dependent on large OEM customers that have substantial bargaining power with respect to price and other commercial terms. There can be no assurance that we will be able to offset continued required reduction of prices to these customers with reductions in our costs. In addition, there can be no assurance that we will not lose all or a portion of sales to our large volume customers.

Pricing for Automotive Products – From time to time the Company’s prices may be “market tested” by our automotive customers as a way for those automotive customers to ensure global competitiveness. This can cause the Company to reduce prices prospectively on some parts, depending on the results of the customer study, resulting in reduced gross margin on the effected parts.

Raw Material Pricing and Supply – Raw material pricing and supply issues affect all of Lydall’s businesses and can influence results in the short term. The Thermal/Acoustical Segment uses aluminum and other metals to manufacture most automotive heat shields. Also, various fibers are used in thermal/acoustical as well as filtration/separation products. Price increases in these and other raw materials could increase operating costs and reduce gross margins and thereby reduce the profitability of the Company. In addition, an interruption in the supply of these materials could decrease the sales of the affected products and thereby also reduce the profitability of the Company.

Energy Pricing – Increases in energy pricing affect all of Lydall’s businesses and can influence results in the short-term. Higher energy costs at Lydall’s Thermal/Acoustical and Filtration/Separation manufacturing plants or higher energy costs passed on from the Company’s vendors could impact each segment’s profitability. In addition, higher energy costs can impact the Company’s transport business profitability included in Other Products and Services.

International Operations – The Company believes that in order to be competitive and grow its businesses, it needs to maintain significant international operations. Foreign sales were $91.1 million, $86.6 million and $67.6 million in 2005, 2004 and 2003, respectively. Operations outside the United States are subject to inherent risks, including fluctuations in exchange rates, political and economic conditions in various countries, unexpected changes in regulatory requirements, longer accounts receivable collection cycles and potentially adverse tax consequences. These factors may have a material adverse effect on the Company’s ability to generate sales outside the United States and, consequently, on its business and results of operations.

New Product Introductions – Improved performance and growth is partially linked to new product introductions planned for the future. The timing and degree of success of new product programs could impact Lydall’s future results.

Product Performance – In the event that our products fail to perform as expected, we may be subject to warranty claims from our customers. If such failure results in, or is alleged to result in, bodily injury and/or property damage or other losses, we may be subject to product liability lawsuits, product recalls, and other claims. These types of claims could have a material adverse impact on our results of operations and cash flows.

Compliance with Environmental Laws and Regulations – The Company is subject to federal, state, local and foreign environmental, and health and safety laws and regulations that affect ongoing operations. In order to maintain compliance with such requirements, the Company may incur increased capital costs and operating expenses. In addition, new laws and regulations, stricter enforcement of existing laws and regulations, the discovery of previously unknown contamination or the imposition of new clean-up requirements could require the Company to incur costs or become subject to new or increased liabilities that could have a material adverse impact on our results of operations and cash flows.

Strategic Initiatives – As part of our business strategy, the Company continues to review various strategic and business opportunities to grow our business and also to review our existing businesses to determine whether any of them should be modified, or otherwise restructured. We cannot predict with certainty whether any future strategic transactions will be beneficial to the Company.

Company Size – The industries in which the Company sells its products are highly competitive and many of the Company’s competitors are affiliated with entities which are substantially larger and which may have greater financial, technical and marketing resources than the Company possesses. Because of the Company’s size and product mix, the Company may not be able to capitalize on changes in technology, competition and pricing as fully as the Company’s competitors.

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES

The principal properties of the Company as of December 31, 2005 are situated at the following locations and have the following characteristics:

			Approximate Area
	Location	Primary Business Segment/General Description	Land (Acres)	Buildings (Sq. Feet)
1.	Hamptonville, North Carolina	Thermal/Acoustical – Product Manufacturing	35.0	162,300
2.	Columbus, Ohio	Thermal/Acoustical – Closed Facility	9.0	80,000
3.	St. Johnsbury, Vermont	Thermal/Acoustical – Product Manufacturing	17.0	110,000
4.	Meinerzhagen, Germany	Thermal/Acoustical – Product Manufacturing	6.0	122,000
5.	Ossipee, New Hampshire	Thermal/Acoustical – Product Manufacturing	15.0	68,000
6.	Green Island, New York	Thermal/Acoustical – Product Manufacturing	5.4	275,000
7.	Saint-Nazaire, France	Thermal/Acoustical – Product Manufacturing	9.9	106,000
8.	Rochester, New Hampshire	Filtration/Separation – Specialty Media Manufacturing	18.0	158,000
9.	Saint-Rivalain, France	Filtration/Separation – Specialty Media Manufacturing	14.3	156,000
10.	Winston-Salem, North Carolina	Filtration/Separation – Biomedical Products Manufacturing	2.6	71,000
11.	Newport News, Virginia	Other Products and Services –Warehouse and Office Facility	7.2	225,000
12.	Glen Allen, Virginia	Other Products and Services –Transport and Office Facility	1.0	6,000
13.	Monson, Massachusetts	Other Products and Services –Transport and Warehouse Facility	3.0	95,000
14.	Manchester, Connecticut	Corporate Office	4.5	20,000

Properties numbered 2, 3, 7, 10, 11, 12 and 13 are leased; all others are owned. For information regarding lease obligations, see Note 14 in “Notes to Consolidated Financial Statements.” Lydall considers its properties to be in good operating condition and suitable and adequate for its present needs. All properties are being appropriately utilized consistent with experience and demand for the Company’s products. During 2004, related to the restructuring of the domestic automotive operations of the Company, the product manufacturing operations at the Columbus facility were consolidated into other domestic automotive facilities. The Company has an operating lease commitment for this property through May 2006. See Note 7 in “Notes to Consolidated Financial Statements” for additional information. In addition to the properties listed above, the Company has several additional leases for sales offices and warehouses in the United States, Europe and Asia.

Item 3. LEGAL PROCEEDINGS

On July 18, 2003, a lawsuit was filed in the Superior Court in Hartford, Connecticut by the Company against a former employee. On November 2, 2004 the Connecticut Superior Court rendered its decision on this matter, fully sustaining the Company’s claims against the former employee. The Court held an additional hearing at which it found the former employee to be liable to the Company for actual damages, punitive damages and payment of the Company’s attorney fees. The Court’s rulings have been appealed by the former employee and the appeal will be heard by the Connecticut Supreme Court in the second quarter of 2006. At this time, the Company cannot determine the amount of potential reimbursement it may receive for damages and legal fees. The Company estimates the legal costs associated with the appeal to be approximately $30,000. The final resolution of these matters may have a material impact on the future results of operations and cash flows of the Company.

A suit was filed against a subsidiary in the Caledona Superior Court, Caledona County, Vermont on March 31, 2005 by a non-employee temporary worker. The claim relates to an injury to the plaintiff and alleges that the subsidiary removed safety equipment that would have prevented the injury and alleges indemnity through a contract between the subsidiary and a safety equipment supplier. This claim is insured and therefore the Company believes its maximum exposure is the applicable deductible of $250,000. No reserve has been recorded related to this claim as of December 31, 2005 as the Company believes the allegations are without merit.

In November 2004, the Company filed suit against the purchaser of certain assets of the fiberboard operation. The suit was to protect its claim on a note receivable from the purchaser as it was expected that the purchaser would file for bankruptcy. During the third quarter of 2004, the Company had recorded a reserve of $0.5 million for the remaining balance of the note receivable as the Company believed that the purchaser did not have the financial ability to pay the remaining amount owed to the Company. The purchaser filed for bankruptcy during the first quarter of 2005 and subsequently filed a counter claim against the Company for $1.6 million alleging a breach of contract by the Company related to the purchase of the assets. No reserve has been recorded related to this counterclaim as of December 31, 2005, as the Company believes the counterclaim is without merit.

See Note 14 in “Notes to Consolidated Financial Statements” for discussion of other contingencies and environmental matters.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2005.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Lydall, Inc. or its subsidiaries, together with the offices presently held by them, their business experience since January 1, 2001, and their age as of February 27, 2006, the record date of the Company’s 2006 Annual Meeting, are as follows:

Name	Age	Title	Other Business Experience Since 2001
David Freeman	61	President and Chief Executive Officer and Director	Professor of International Business at Central Connecticut State University

Thomas P. Smith	48	Vice President, Chief Financial Officer and Treasurer	Vice President – Controller of Lydall, Inc.

Mona G. Estey	51	Vice President, Human Resources

Mary A. Tremblay	45	Vice President, General Counsel and Secretary

Randall L. Byrd	48	President, North American Automotive	Chief Operation Officer, Formed Fiber Technologies Vice President, Flooring, Acoustics and Overhead Systems, LEAR Corporation

Daniel J. Collett	42	Vice President, Operations Finance	Vice President of Finance - Lydall Thermal/Acoustical; Director of Finance - Lydall Thermal/Acoustical

Bill W. Franks, Jr.	47	President, Lydall Transport

Lisa Krallis-Nixon	45	Vice President, General Manager, Charter Medical

Kevin T. Longe	46	President, Filtration/Separation	Vice President, General Manager - Filtration/Separation; President, SightPoint LLC; President, Electro Scientific Industries

Bertrand Ploquin	41	President, Europe Automotive	Managing Director, Lydall Gerhardi; President, Lydall Thermique/Acoustique

John F. Tattersall	47	President, Industrial Thermal Solutions	Vice President, General Manager, Lydall Industrial Thermal Solutions; Vice President, Marketing/Sales – Green Island Operations

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK AND DIVIDEND HISTORY

The Company’s Common Stock is traded on the New York Stock Exchange (NYSE) under the symbol LDL. Shares totaling 3,584,200 and 8,381,400 were traded on the NYSE during 2005 and 2004, respectively. The table below shows the range of reported sale prices on the NYSE Composite Tape for the Company’s Common Stock for the periods indicated. As of February 27, 2006, the record date for the Company’s 2006 Annual Meeting, 1,552 stockholders of record held 16,210,079 shares of Lydall’s Common Stock, $.10 par value. As of the record date, there were no shares outstanding of the Company’s Preferred Stock, $1.00 par value.

	High	Low	Close
2005
First Quarter	$11.90	$10.40	$11.10
Second Quarter	11.12	7.94	8.62
Third Quarter	9.72	8.38	8.93
Fourth Quarter	9.82	7.61	8.15
2004
First Quarter	$11.14	$9.46	$10.20
Second Quarter	10.71	8.62	9.77
Third Quarter	10.73	9.06	9.30
Fourth Quarter	12.01	8.94	11.86

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

STOCK REPURCHASE PROGRAM

In August 2003, the Company’s Board of Directors approved a Stock Repurchase Program (the “Repurchase Program”) to mitigate the potentially dilutive effects of stock options and shares of restricted and unrestricted stock granted by the Company. Under the Repurchase Program, shares may be purchased by the Company up to the quantity of shares underlying options and other equity-based awards granted after January 1, 2003 under shareholder approved plans. Under the current terms and conditions of its domestic revolving credit facility, the Company’s stock repurchase activity is limited to no more than $1.8 million in any fiscal quarter and no more than $5 million during any fiscal year. The Company intends to take advantage of the safe harbor protections afforded by Rule 10b-18 promulgated under the Exchange Act, and to engage in future repurchase activity in accordance with the provisions of the Exchange Act. As of December 31, 2005, there were 717,970 shares remaining available for purchase under the Repurchase Program. No shares were repurchased in 2005.

EQUITY COMPENSATION AWARDS

On December 7, 2005, the Compensation and Stock Option Committee (the “Committee”) of the Board of Directors of the Company approved the acceleration of the vesting of certain outstanding unvested stock options granted to current employees, including officers of the Company, under the Company’s 2003 Stock Incentive Compensation Plan. Specifically, the Committee approved the acceleration of the vesting of stock options which were; (i) granted prior to December 7, 2005, (ii) had an exercise price in excess of $7.65 (the closing price of the Company’s common stock on December 7, 2005) and (iii) would have been unvested on December 31, 2005. Options to purchase approximately 216,000 shares of the Company’s common stock (of which options to purchase approximately 103,000 shares are held by officers) became vested that otherwise would have vested, on average, approximately 1.8 years from the effective date of the acceleration. The options have exercise prices ranging from $11.08 to $11.46 and a weighted average exercise price of $11.20. Aside from the acceleration of the vesting date, the terms and conditions of the stock option agreement governing the accelerated stock options remain unchanged. The decision to accelerate the vesting of certain options was made primarily to reduce the compensation expense that would otherwise have been recorded in future periods in conjunction with the Company’s adoption of FAS 123R beginning in the first quarter of 2006. The Committee did not accelerate the vesting of options held by non-employee Directors of the Company.

The Company accounted for the acceleration of the stock options using the intrinsic-value method under APB No. 25. For purposes of APB No. 25, there was no intrinsic value for these “out-of-the-money” unvested options, as the market value of the Company’s common stock was less than the exercise prices of the accelerated options. Thus, no compensation expense was recognized in the Company’s financial statements for the fourth quarter ended December 31, 2005 related to the acceleration of these options. However, had compensation cost been recognized based on the fair value of the options at the grant dates, consistent with FAS 123, approximately $1.2 million would have been recognized as compensation expense in the fourth quarter 2005 as a result of the acceleration. See additional discussion at Note 1 to the Consolidated Financial Statements.

Item 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

In thousands except per share amounts and ratio data	2005	2004	2003	2002	2001
Financial results from continuing operations
Net sales	$306,485	$293,602	$272,233	$254,267	$224,220
Income (loss) from continuing operations	5,443	(537)	8,523	11,525	6,870
Common stock per share data
Diluted income (loss) from continuing operations	$.34	$(.03)	$.52	$.70	$.43
Cumulative effect of change in accounting principle	(.02)	—	—	—	—
Diluted net income (loss)	$.32	$(.03)	$.47	$.69	$.39
Financial position
Total assets	$248,249	$259,605	$222,517	$209,582	$188,000
Working capital	57,705	54,249	55,116	43,615	36,790
Long-term debt, net of current maturities	30,256	32,941	21,026	16,228	18,210
Total stockholders’ equity	143,229	144,504	143,596	130,165	118,887
Property, plant and equipment
Net property, plant and equipment	$103,458	$108,946	$91,028	$85,801	$77,789
Capital expenditures	15,175	24,678	15,852	14,171	11,948
Depreciation	15,020	15,964	13,132	11,183	9,874
Performance and other ratios
Gross margin	20.9%	19.6%	23.6%	25.5%	27.9%
Operating margin	2.5%	0.1%	5.1%	7.0%	5.1%
Current ratio	2.4:1	2.2:1	2.6:1	2.1:1	2.0:1
Total debt to total capitalization	18.9%	20.9%	15.3%	16.6%	18.9%

All prior periods have been adjusted to reflect Emerging Issues Task Force No. 00-10, “Accounting for Shipping and Handling Fees and Costs,” which required the Company to reclassify revenues earned from shipping and handling costs directly billed to customers from cost of sales to net sales. The results of operations of the discontinued Paperboard Segment have been excluded from the Selected Financial Data table for all applicable periods. The Paperboard Segment’s balance sheet items have been excluded from calculations of the “Performance and other ratios” section for all applicable periods, except for the current ratio. See Item 15 “Exhibits, Financial Statement Schedules” for additional information. See additional discussion under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. Investors should be aware that such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on assumptions believed to be valid at the time. Without limiting the generality of the foregoing, the words “believes,” “anticipates,” “plans,” “projects,” “expects,” “estimates,” “targets,” and other similar expressions are intended to identify forward-looking statements in connection with the discussion of future operating or financial performance. These include, among others, statements relating to:

•	Future earnings and other measurements of financial performance

•	Future cash flow and uses of cash

•	Competitive factors in the industries and geographic markets in which the Company competes

•	Significant changes in the North American or European automotive markets

•	The cost and availability of raw materials and energy

•	Product development and new business opportunities

•	Restructuring costs and savings

•	Pension plan assumptions and future contributions

•	Future levels of indebtedness and capital spending

•	Future effective income tax expense rates

•	The outcome of contingencies

•	Future repurchases of the Company’s common stock

All forward-looking statements are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements.

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

The global automotive industry is sensitive to changes in certain economic and competitive conditions. Based upon market information, our customers, particularly the “Big 3” domestic automotive manufacturers, are currently experiencing the impact of these conditions, which could continue to adversely affect vehicle production volumes. While the Company experienced approximately 19 percent growth in global automotive net sales in 2005, as compared to 2004, a continued reduction in vehicle production volumes, or a major decline in the production of specific vehicles in which Lydall has significant content could have a material adverse effect on the Company’s profitability in future quarters.

Current environmental and economic conditions could also impact Lydall’s business segments. Significant increases in energy costs, as well as increases in raw material pricing, specifically, aluminum used in most of the Company’s heat-shield products and various fibers used in thermal/acoustical as well as filtration/separation products, could increase manufacturing costs, and the Company may not have the ability to pass some or all of these incremental costs on to its customers.

During 2005, the Company experienced a decline in sales in the filtration/separation business. Filtration media used in clean room applications declined as the construction of clean rooms decreased compared with 2004. The Company also experienced a decline in sales of certain other air filtration media related to market pricing competition during 2005 compared with 2004. While such pricing competition may continue into 2006, we expect our market share to stabilize.

The Company substantially completed the restructuring and consolidation of its domestic automotive manufacturing operations as of December 31, 2004. The total costs related to the restructuring effort recorded through December 31, 2005 were $5.4 million, with approximately $0.1 million being incurred during 2005. The Company does not expect to incur any future material costs associated with this restructuring. The cost savings related to this restructuring plan have not been substantial through December 31, 2005 compared with the previous operating costs of the domestic automotive business. Although the Company believes there has been a favorable reallocation of costs to other operational efforts and that the Company is responding to market demands more effectively, the benefits of maximizing production capacity utilization have had minimal positive impact on operating margins to date. This is primarily due to higher than originally planned costs incurred to expand operations and production lines to absorb the consolidation of the Columbus operation and higher than expected costs to integrate processes at the two remaining locations that were realigned during this process. The restructuring activities, along with the expected improved efficiencies from the integrated processes, as well as the effects of lean manufacturing and other cost saving initiatives unrelated to the restructuring, are anticipated to lead to improvement in gross margin and operating income; however, the timing and extent of such improvements are not quantifiable at this time.

The St. Nazaire, France automotive facility is strategically located to complement the Company’s operations in Germany and support the Company’s long-term growth strategy in Europe by enabling Lydall to service all major European automotive manufacturers. During 2004, the facility began to provide much needed relief to the overcapacity issues that the automotive operation in Germany had been experiencing for some time. The transfer of production of certain parts began in the second quarter of 2004 and the platforms scheduled to be transferred from Germany were completed and were in production at the facility as of the end of the first quarter of 2005. During 2005, the operation in Germany demonstrated improvement in lowering production costs due to the transition of business to the St. Nazaire operation. Additionally, the St. Nazaire operation was profitable during 2005, as compared with operating losses that were incurred for 2004. The improvement in performance at the St. Nazaire facility is expected to continue as the operation continues to increase overall capacity utilization and expand production.

Similar to other public companies, the on-going compliance with the requirements of Section 404 of the Sarbanes-Oxley Act required the Company to devote internal resources and incur substantial external costs related to the use of consultants and for increased audit fees. The Company incurred approximately $1.9 million in 2005 and $3.9 million in 2004 in external consulting and audit costs related to this initiative. Although the 2005 costs declined from 2004 levels and are expected to further decline in 2006, the external costs are expected to continue to have a material impact on the results of operations and cash flows going forward.

In January 2005, the Charter Medical, Ltd. subsidiary of Lydall announced a voluntary product recall of certain of its blood transfer and storage products upon the discovery of procedural deficiencies in the sterilization validation process. Neither the Company nor Charter Medical has been notified of any adverse events or reports from customers with regard to these products. The Company resumed shipment of these products during the third quarter of 2005. The Company estimated the cost of the recall and resultant corrective actions to be approximately $0.5 million to $0.6 million and the Company accrued $0.5 million related to this matter during the fourth quarter of 2004. As of December 31, 2005, the actual costs incurred continue to be in-line with the original estimate. The reduction in net sales for the year related to the product recall and the time that was required to validate the sterilization process was approximately $2.3 million.

The Company recently announced the company-wide launch of Lean Six Sigma. As a result, several programs are underway to target profitability improvement throughout the Company, including initiatives to reduce costs, promote sales growth and improve efficiencies. As this process continues, the Company anticipates that these efforts will identify ways to improve processes and work flow, reduce costs and leverage synergies across the organization. However, the Company cannot determine the timing and impact of these initiatives at this time.

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

(in thousands of dollars)	2005	2004	2003
Net Sales	$306,485	$293,602	$272,233

The increase in net sales in 2005 of $12.9 million or 4.4 percent, compared with 2004, was primarily the result of increased sales from the automotive businesses of $26.3 million, partially offset by a decrease in sales in the filtration/separation segment of $13.8 million. Foreign currency translation had a minimal impact on net sales in 2005. The increase in automotive sales occurred at both the domestic and European automotive businesses. The decrease in the filtration/separation segment was primarily attributable to a $8.5 million decrease in filtration sales and a $5.3 million decrease in sales of vital fluids’ products.

In 2004, net sales increased by $21.4 million, or 7.8 percent, compared to 2003. Foreign currency translation, which was primarily related to the continued strengthening of the Euro during 2004, increased net sales by approximately 2.8 percent. After adjusting for foreign currency translation, net sales growth was attributable to sales improvements in the automotive, air filtration and Industrial Thermal businesses. Additionally, increased sales of blood transfusion and cell therapy products contributed to the overall sales improvement. These increases were partially offset by lower sales of Vital Fluids traditional blood filtration materials and products for bioprocessing applications and a reduction in revenues from the trucking operations of the transport business.

Gross Margin

(in thousands of dollars)	2005	2004	2003
Gross margin	$63,921	$57,530	$64,382
Percentage of Sales	20.9%	19.6%	23.6%

The improvement in gross margin percentage in 2005 to 20.9 percent from 19.6 percent in 2004 was due to the absence of certain 2004 charges that had an unfavorable impact on 2004 gross margin percentage. Restructuring charges related to the consolidation of the domestic automotive facilities and the negative gross margin performance related to the start-up activity of the automotive operation in France, reduced the 2004 gross margin percentage from 21.5 percent to 19.6 percent. After excluding these charges from 2004 results, the gross margin percentage in 2005 decreased by 0.6 percentage points compared to 2004. The decrement in gross margin percentage was primarily attributable to lower sales volumes and the resultant of higher per-unit manufacturing costs in the filtration business.

There were several contributing factors to the reduction in gross margin percentage in 2004 to 19.6 percent compared with 23.6 percent 2003: (1) costs incurred associated with the restructuring of the domestic automotive operations; (2) start-up gross margin performance of the St. Nazaire automotive operations; (3) production inefficiencies at the domestic and German automotive operations; and (4) production inefficiencies and the cost of the product recall at the Vital Fluids operations. These negative impacts were partially offset by improved gross margin contribution from the air and liquid filtration, Industrial Thermal and Transport businesses.

Selling, Product Development and Administrative Expenses

(in thousands of dollars)	2005	2004	2003
Selling, product development and administrative expenses	$56,256	$57,205	$50,533
Percentage of Sales	18.4%	19.5%	18.6%

The decrease in selling, product development and administrative expenses of $0.9 million in 2005, compared to 2004, was primarily due to lower costs in 2005 related to Sarbanes-Oxley Section 404 compliance of $2.0 million and lower legal costs associated with litigation against a former employee of $1.9 million in 2004, offset by $0.8 million recorded in 2005 related to the elimination of the chief operating officer position and increases in salaries and commissions of $1.8 million. In addition, the Company made investments in product development of $8.8 million in 2005, compared with $8.5 million in 2004. Excluding the Sarbanes-Oxley Section 404 compliance costs, legal fees associated with a former employee and costs related to the elimination of the chief operating officer position, in the respective periods, selling, product development and administrative expenses as a percentage of net sales for 2005 was essentially the same as for 2004.

The primary drivers of the increase in 2004 selling, product development and administrative costs and as a percentage of net sales, compared to 2003, were increased costs related to Sarbanes-Oxley Section 404 compliance of $3.3 million; increased legal costs associated with litigation against a former employee and the investigation of allegations made by this former employee of $1.9 million; and increased bonus expense of $1.8 million. In addition, the Company made investments in product development and sales and marketing efforts, increasing spending in these areas by approximately 17 percent and 18 percent, respectively, compared with 2003 levels. These cost increases were partially offset by cost savings achieved by the elimination of the operating group structure in 2003. Additionally, charges of approximately $1.5 million were incurred in 2003 for the consolidation of the Company’s e-commerce function, outside professional fees related to the investigation at the Columbus operation, severance related to the elimination of the group structure and fees for tax projects and retained searches, which did not recur during 2004.

Restructuring Activities

(In thousands of dollars)	Severance and Related Costs	Accelerated Depreciation	Facility Exit and Move Costs	Total
Costs incurred during the year ended December 31, 2003	$—	$272	$—	$272
Costs incurred during the year ended December 31, 2004	734	1,955	2,385	5,074
Costs incurred during the year ended December 31, 2005	(20)	—	122	102
Total pre-tax costs for the restructuring program by type	$714	$2,227	$2,507	$5,448

As part of a strategic evaluation initiated in the fourth quarter of 2003, the Company implemented a plan to maximize production capacity utilization, reallocate administrative costs to more beneficial operational efforts and more effectively respond to market demands for increasingly faster, technologically advanced cost-effective solutions. As a result, the Company consolidated the operations of the Columbus manufacturing operation into existing Lydall facilities. The Company substantially completed the restructuring and consolidation of its domestic automotive manufacturing operations as of December 31, 2004. The total costs related to the restructuring effort recorded through December 31, 2005 were approximately $5.4 million, with approximately $0.1 million being incurred during 2005. Additionally, during December 2003 the Company recorded an after-tax charge of approximately $0.5 million related to the write-off of state deferred tax assets that are not expected to be realized as a result of the restructuring. Approximately 95 percent of all restructuring costs incurred were recorded in cost of sales and 5 percent were recorded in selling, product development and administrative expenses. Approximately 87 percent of restructuring costs were recorded in the Thermal/Acoustical Segment and 13 percent were recorded as Corporate Office expenses, which for segment reporting purposes are included under Reconciling Items. The Company does not expect to incur any future material costs associated with this restructuring.

The cost savings related to this restructuring plan have not been substantial through December 31, 2005 compared with the previous operating costs of the domestic automotive business. Although the Company believes there has been a favorable reallocation of costs to other operational efforts and that the Company is responding to market demands more effectively, the benefits of maximizing production capacity utilization have had minimal positive impact on operating margins to date. This is primarily due to higher than originally planned costs incurred to expand operations and production lines to absorb the consolidation of the Columbus operation and higher than expected costs to integrate processes at the two remaining locations that were realigned during this process. The restructuring activities, along with the expected improved efficiencies from the integrated processes, as well as the effects of lean manufacturing and other cost saving initiatives unrelated to the restructuring, are anticipated to lead to improvement in gross margin and operating income; however, the timing and extent of such improvements are not quantifiable at this time.

Interest Expense

(in thousands of dollars)	2005	2004	2003
Interest expense	$1,676	$1,200	$974
Weighted average interest rate during the year	5.1%	4.0%	3.9%

The increase in interest expense during 2005, 2004 and 2003 was primarily related to correspondingly higher average debt levels in each sequential year combined with higher interest rates.

Other Income and Expense

(in thousands of dollars)	2005	2004	2003
Other (income) and expense, net	$(1,071)	$(120)	$(123)

For the year ended December 31, 2005, other income and expense, net consists primarily of income of approximately $1.3 million related to the reversal of an environmental accrual connected with previously divested facilities in Germany. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company determined that it was no longer probable, but remote, that the Company would incur any environmental remediation expense related to the divested facilities. The remaining amounts included in other income and expense are primarily related to investment income and net foreign currency transaction gains and losses.

Income Taxes

	2005	2004	2003
Effective income tax rate	22.9%	28.9%	34.4%

The effective tax rates for 2005 and 2004 were impacted favorably by benefits derived from the recognition of deferred tax assets in foreign jurisdictions as well as tax-exempt export income. The 2005 effective tax rate was also favorably impacted by the completion of a tax audit at one of our foreign locations, adjustments for foreign taxes and benefits recognized on certain state credits and state loss carryforwards. The 2005 and 2004 effective rates were negatively impacted by certain state franchise and alternative taxes, which do not directly fluctuate with the level of income. The 2003 effective tax rate was negatively impacted by a valuation allowance established against deferred tax assets for state income tax credits and net operating losses primarily related to the closure of the Columbus, Ohio facility.

For 2006, the Company expects its effective tax rate to be approximately 35 to 37 percent. The Company’s 2002 federal income tax return is currently being examined by the IRS. This examination is expected to conclude in 2006. Adjustments, if any, from the completion of this audit could have an impact on the 2006 effective tax rate.

In 2004, the American Jobs Creation Act (AJCA) was signed into law by the President of the United States. This Act provided for a phase-out of the Extraterritorial Income program (ETI) as provided for in the United States Internal Revenue Code and also allows for certain tax benefits for U.S. manufacturers that are intended to offset the ETI phase-out. During 2005 and 2004, the ETI benefit decreased the Company’s effective tax rate by approximately 2.6 and 46.3 percentage points, respectively. At this time, the Company is unable to determine the exact impact that the ETI phase-out and implementation of the manufacturer benefit system will have on future financial results; however, it is not expected that such changes will have a material impact on the Company’s results of operations and cash flows in future periods.

Net Income (loss) and Earnings (loss) Per Share

(in thousands of dollars, except per share amounts)	2005	2004	2003
Income (loss) from continuing operations	$5,443	$(537)	$8,523
Discontinued operations	—	—	(819)
Cumulative effect of a change in accounting principle	(342)	—	—
Net income (loss)	$5,101	$(537)	$7,704
Diluted Earnings (loss) per Share:
Continuing operations	$.34	$(.03)	$.52
Discontinued operations	—	—	(.05)
Cumulative effect of a change in accounting principle	(.02)	—	—
Net income (loss)	$.32	$(.03)	$.47

In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47). This interpretation clarified the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligations are conditional on a future event. FIN 47 requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it occurred if a reasonable estimate of fair value can be made. The Company determined that conditional legal obligations exist for certain of the Company’s owned and leased facilities related primarily to building materials and leasehold improvements. The Company adopted FIN 47 on October 1, 2005, which resulted in a non-cash cumulative effect of change in accounting principle charge to the results of operations of approximately $0.3 million, net of income taxes, and a liability for conditional asset retirement obligations of approximately $0.6 million.

In February 2001, the Company’s Board of Directors adopted a plan to discontinue the operations of the Paperboard Segment, consisting principally of the Southern Products and Lydall & Foulds operations. Accordingly, the operating results of this discontinued Segment were segregated from continuing operations and reported as discontinued operations. During the third quarter of 2003, the Company recorded an after-tax charge of $0.8 million, or $.05 per diluted share for additional shutdown costs and the write-off of the remaining book value of these assets.

SEGMENT RESULTS

Consolidated Net Sales	For the Years Ended December 31,
(in thousands)	2005	2004	2003
Thermal/Acoustical:
Automotive	$165,097	$138,832	$130,401
Passive thermal	26,198	26,442	23,359
Active thermal	19,308	18,358	14,936
Thermal/Acoustical Segment net sales	$210,603	$183,632	$168,696

Filtration/Separation:
Filtration	$58,022	$66,528	$58,334
Vital Fluids	10,223	15,559	17,113
Filtration/Separation Segment net sales	$68,245	$82,087	$75,447

Other Products and Services:
Transport, distribution and warehousing Services	$21,816	$20,589	$21,145
Specialty products	8,431	9,281	8,672
Other Products and Services net sales	$30,247	$29,870	$29,817
Eliminations and Other	(2,610)	(1,987)	(1,727)
Consolidated Net Sales	$306,485	$293,602	$272,233

Operating Income
Thermal/Acoustical	$17,994	$7,269	$19,669
Filtration/Separation	4,852	11,045	8,792
Other Products and Services	1,961	2,457	2,033
Corporate Expenses	(17,142)	(20,446)	(16,645)
Consolidated Totals	$7,665	$325	$13,849

Thermal/Acoustical

Net sales in 2005 for the Thermal/Acoustical Segment increased by $27.0 million, or 14.7 percent, as compared to 2004. The impact of foreign currency translation was minimal on segment net sales for 2005. This increase in net sales was primarily the result of increased overall sales from the automotive businesses of $26.3 million during 2005, compared with 2004. Sales to the automotive industry accounted for approximately 78 percent of segment net sales in 2005, compared to approximately 76 percent in 2004. Sales growth of automotive products was achieved in both North America and in Europe through platform and content expansion. The Company is also benefiting from a strengthening collaboration between our European and domestic operations. This dynamic is enabling the Company to work with customers on a much broader basis, resulting in increased business with European transplants in the United States. Sales from the Industrial Thermal businesses increased by less than $1.0 million in

2005 compared with the prior year. Modest increases in sales of Affinity® temperature-control active thermal products were partially offset by sales declines in passive thermal products such as building material products used principally in heating, ventilation and air conditioning (HVAC) applications.

Net sales for the Thermal/Acoustical Segment for 2004 increased by $14.9 million, or 8.9 percent, compared to 2003. The impact of foreign currency translation increased segment net sales by approximately 3.2 percent for 2004. After adjusting for the impact of foreign currency, sales growth during the year was attributable to increased sales in the automotive business, continued improvement in sales of active thermal products and increased sales of passive thermal products. Sales to the automotive industry accounted for approximately 76 percent of segment net sales in 2004 and increased approximately 2.3 percent on a constant currency basis from 2003. The increase in automotive sales was primarily related to new product launches domestically and in Europe and increased tooling sales related to these products and future production program launches. Additionally, the new St. Nazaire facility added incremental sales volume during 2004.

Industrial thermal products accounted for approximately 24.4 percent of segment net sales in 2004. Sales of industrial thermal products, which include both passive and active systems, showed strong growth during 2004, increasing by 17.0 percent from 2003 sales levels. Active thermal products sold under the Affinity® product line had record sales performance in 2004 with an overall increase of approximately 22.9 percent from 2003 related to strong sales to the semiconductor market. Sales of passive insulating products used in building and appliance applications also showed solid improvement in 2004, with sales to the appliance market increasing by approximately 17.5 percent and sales of materials used in building products improving by approximately 6.2 percent from 2003 levels.

Segment operating income and operating margin percentage in 2005 increased by $10.7 million and 4.5 percentage points, respectively, compared to 2004. A significant portion of these increases were due to the absence of certain 2004 charges that had an unfavorable impact on 2004 operating income and operating margin percentage. Restructuring charges related to the consolidation of the domestic automotive facilities and operating losses due to start-up activity of the automotive operation in France, reduced 2004 operating income by $7.4 million. After excluding these charges from 2004 results, operating income in 2005 increased by $3.3 million, or 22.7 percent and operating margin percentage increased by 0.5 percentage points compared to 2004. The increases in operating income and operating margin percentage were primarily the result of the European automotive operation’s significant improvements in overall profitability in 2005 with the transfer of business from the German operation to the St. Nazaire facility. This translated into improved absorption of overall costs in France and the elimination of certain incremental costs at the operation in Germany. Operating income of the Industrial Thermal businesses declined by $2.1 million in 2005 compared with 2004 primarily related to changes in product mix at the passive and active thermal businesses.

For 2004, segment operating income was $7.3 million compared with $19.7 million in 2003. The impact of foreign currency translation increased segment operating income by approximately 1.4 percent for 2004. The declines in segment operating income and margin primarily related to domestic restructuring charges recorded of $5.1 million; full year start-up performance of the St. Nazaire operations, which had increased operating losses of approximately $1.9 million during 2004 compared with 2003; and lower operating performance of $6.9 million primarily related to: (1) production inefficiencies of the domestic automotive operations caused by disruptions related to the transfer of production to other plants as part of the domestic restructuring program; (2) overcapacity challenges and related production inefficiencies at the German operation; and (3) new-product launch issues during the year at the St. Johnsbury operation. These declines were partially offset by improved operating income from higher sales of the Industrial Thermal business of approximately $1.2 million and cost savings from the elimination of the group structure at the end of 2003.

Filtration/Separation

Segment net sales decreased by $13.8 million, or 16.9 percent, in 2005 compared to the prior year. The impact of foreign currency translation was minimal on segment net sales for 2005. The decrease was related to substantially lower sales of filtration media and vital fluids’ products of $8.5 million and $5.3 million, respectively, compared with 2004. The decline in filtration media was related to reductions in sales of air filtration media used in clean room filtration applications as a result of reduced clean room builds in Asia compared with 2004 levels. In addition, sales of other air filtration media decreased due to pricing competition in certain markets. Vital Fluids’ sales decreased due to lower sales of blood transfusion and cell therapy products of $2.8 million, lower bio-processing products sales of $1.6 million, and lower sales of traditional OEM products of $0.9 million. The decrease in blood-related product sales is related to the product recall previously disclosed, delays in the resumption of shipping of these products due to the validation of the sterilization process and the phase out of certain other blood related products. The reduction in bio-processing sales was primarily related to the change in sales philosophy for these products in prior years from a direct sales approach to external distributors. This move proved ineffective and the Company has moved back to a direct sales force approach.

In 2004, Filtration/Separation Segment net sales increased $6.6 million, or 8.8 percent, compared to 2003. The impact of foreign currency translation increased segment net sales by approximately 3.0 percent for 2004. After adjusting for the impact of foreign currency, the increase in segment net sales from 2003 levels was related to stronger sales of air filtration media, higher sales of blood transfusion and cell therapy products and, to a lesser extent, increased sales of liquid filtration materials. These increases were partially offset by lower sales of traditional blood filtration materials sold to medical device manufacturers and a reduction in sales of products for bioprocessing applications.

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

Segment operating income in 2005 decreased by $6.2 million, or 56.1 percent, from 2004 and operating margin percentage decreased to 7.1 percent in 2005 from 13.5 percent in the prior year. These declines were substantially related to lower sales of filtration media and vital fluids’ products and the corresponding reduction in gross margin contribution. Exacerbating this sales volume impact was the under absorption of manufacturing costs related to the reduced production runs during the period, resulting in higher per-unit product costs. The operating loss for the Vital Fluids business was $1.3 million greater in 2005 compared to a small operating loss in 2004.

Segment operating income for 2004 increased $2.3 million, or 25.6 percent, compared with 2003. Segment operating margin as a percent of segment net sales also increased to 13.5 percent in 2004 from 11.7 percent in 2003. The impact of foreign currency translation increased segment operating income by approximately 3.3 percent for 2004. The improvements in segment operating income and margin related to improved margin performance of the air filtration businesses through higher sales volume, cost reductions and improved absorption of overhead costs and margin contribution increases from blood transfusion and cell therapy products due to higher sales volumes. These increases in operating income were partially offset by lower margin performance of traditional blood filtration products due to continued lower sales volumes. Additionally, a nonrecurring charge of $0.5 million was recorded by the Vital Fluids operations in December 2004 related to a product recall of certain blood transfer and storage products. Nonrecurring charges for severance associated with the elimination of the group organizational structure and costs related to the consolidation of the Vital Fluids operations had a negative impact on operating income and margin for 2003.

Other Products and Services

The increase in net sales from OPS of $0.4 million in 2005 was primarily related to increased revenue for the trucking operations of the transport business of $1.2 million, partially offset by decreased specialty product sales of $0.8 million. The increase in the transport business relates to increased business volume from certain customers and price increases.

Although 2004 net sales of OPS were relatively flat with 2003, within these businesses, increased sales of specialty products and higher revenues from the warehousing operations of the transport business were substantially offset by a decrease in revenues from the trucking operations of the transport business. The increased performance from the warehousing operations was related to its growth and expanded capacity levels. The decline in revenues from the trucking operations was primarily the result of a customer rationalization program.

Operating income from OPS decreased by $0.5 million for 2005 compared with the prior year. Operating margin percentage was 6.5 percent of net sales in 2005 compared with 8.2 percent in 2004. These decreases were primarily the result of product mix and higher than expected warehousing costs in 2005 compared to 2004.

Operating income from OPS increased $0.4 million, or 20.9 percent in 2004 compared to 2003. Operating margin was 8.2 percent of net sales in 2004 compared with 6.8 percent in 2003. The increase in operating income and margin primarily related to the trucking and warehousing operations of the transport business. These gains were a result of the trucking operations customer rationalization program and the warehousing operations expanded operations and service levels, which were both achieved while holding overall administrative costs relatively constant.

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

LIQUIDITY AND CAPITAL RESOURCES

	For the Year Ended December 31,
(In thousands)	2005	2004	2003
Cash provided by operating activities	$18,173	$18,139	$20,193
Cash used for investing activities	$(15,175)	$(21,937)	$(18,241)
Cash (used for) provided by financing activities	$(2,016)	$2,643	$(1,860)
Depreciation and amortization	$15,229	$16,281	$13,393
Capital expenditures	$15,175	$24,678	$15,852

The Company ended 2005 with $2.2 million in cash and cash equivalents compared with $1.6 million as of December 31, 2004.

Operating Cash Flows

Net cash provided by operating activities in 2005 was $18.2 million compared with $18.1 million in 2004. Operating cash flows in 2005 reflected improved financial results offset by increases in working capital. For 2004, the net loss was offset by the add-back of depreciation and amortization, non-cash expenses, and overall favorable cash flow changes in operating assets and liabilities.

Investing Cash Flows

Net cash used for investing activities was $15.2 million in 2005 compared with $21.9 million in 2004. For 2005, capital expenditures totaled $15.2 million compared with $24.7 million in 2004. The higher-than-normal capital expenditures in 2004 were primarily related to machinery and equipment purchases for the new St. Nazaire automotive facility. The Company deposited $2.5 million in a restricted cash account at the end of 2003 related to the leasing arrangement for the new operating facility in St. Nazaire, France. The restriction was lifted during the first quarter of 2004.

Financing Cash Flows

In 2005, net cash used by financing activities was $2.0 million compared with net cash provided by financing activities of $2.6 million in 2004. Cash payments exceeded borrowings in 2005 by $5.0 million and were used to reduce indebtedness. Proceeds from common stock issuances were approximately $0.5 million in 2005 and $1.4 million in 2004. The Company did not repurchase any of its Common Stock in 2005, compared with $2.8 million of Common Stock repurchases in 2004. In addition, the Company received $3.1 million in 2005 related to a sales-leaseback transaction. As of December 31, 2005, 717,970 shares remained eligible for repurchase under the Repurchase Program.

Financing Arrangements

The Company amended its $50 million domestic revolving credit facility with a group of five banking institutions on February 1, 2005. The credit agreement’s new maturity date is February 1, 2009. The modifications made to the restrictive and financial covenants were effective for the quarter ended December 31, 2004.

As of September 30, 2005, the Company was not in compliance with the minimum EBITDA financial covenant of its domestic revolving credit facility. On October 17, 2005, the Company received a waiver of the noncompliance from its lenders for the quarter ended September 30, 2005. The terms of the waiver specified the following conditions: consolidated EBITDA for the twelve months ended September 30, 2005 was not less than $20.0 million, and the Company was not permitted to make any restricted payments otherwise permitted by the debt agreement until the Company provided its final fourth quarter 2005 results to its lenders.

The Company was in compliance with all financial covenants related to its $50 million domestic revolving credit facility for the period ended December 31, 2005. The restrictions associated with the waiver of non-compliance received for the quarter ended September 30, 2005 were removed.

The Company has a Euro-denominated term loan with a total outstanding balance of $1.8 million. This loan bears interest equal to Euro LIBOR plus a percentage based on the Company’s calculated leverage ratio.

Certain foreign subsidiaries of the Company have available lines of credit totaling $11.3 million, of which $0.4 million was outstanding as of December 31, 2005.

As of December 31, 2005, the Company had unused borrowing capacity of approximately $38.1 million under various credit facilities; of which, approximately $30.0 million was available as of December 31, 2005, due to certain restrictive debt covenants. Management believes that current financing arrangements provide sufficient capacity to meet working capital requirements and fund future capital expenditures.

The Company does not have any off-balance sheet financing arrangements.

In April 2005, Lydall Gerhardi GmbH and Co. KG, a second-tier subsidiary of Lydall, Inc., entered into a capital lease agreement for a high speed manufacturing line with GEFA Leasing GmbH. The lease has a 7 year term, an effective interest rate of 4.25 percent and aggregate principal payments of €2,995,000. The lease also contains a purchase option, which provides the Company with the option to purchase the equipment anytime after the fourth year of the lease term for a stated percentage of the original purchase price. Principal and interest payments are required monthly. This lease was recorded as a capital lease during the second quarter of 2005 on the Company’s balance sheet. As the Company had substantially completed the transaction to acquire this high speed manufacturing line prior to its decision to finance the equipment through a leasing arrangement, this arrangement was accounted for as a sales-leaseback transaction. There was no gain or loss on this transaction as the equipment was sold at the amount originally paid and recorded in the Company’s Consolidated Balance Sheet. The cash received from the leasing company as a reimbursement of original funds expended of $3.1 million has been presented as a cash inflow from financing activities on the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2005. The amounts originally paid by the Company for this equipment were shown as capital expenditures within investing activities on the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2004.

During September 2004, the Company finalized the capital lease arrangement related to the building and land of the automotive facility in St. Nazaire, France. The agreement, completed with the leasing subsidiaries of two French banks, calls for the Company to lease the facility for 12 years, and provides an option to purchase the facility at the end of the lease for a nominal amount.

Future Cash Requirements

At the end of 2005, total indebtedness was $33.4 million, or 18.9 percent of the Company’s total capital structure. Cash requirements for 2006 are expected to include the funding of ongoing operations, capital expenditures, pension plan contributions, share repurchases and debt service. Capital spending for 2006 is expected to be approximately $13.0 million to $15.0 million. The Company expects to finance its 2006 cash requirements from cash provided by operating activities and through borrowings under its existing credit agreements. The Company expects to contribute approximately $5.4 million to its defined benefit pension plans during 2006. The Company continually explores its core markets for suitable acquisitions. Strategic acquisitions, if completed, would be financed under the credit facility described under “Financing Arrangements” above or other forms of financing, as required.

Contractual Obligations

The following table summarizes the Company’s significant obligations as of December 31, 2005 and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods. This table excludes amounts already recorded on the Consolidated Balance Sheet as current liabilities as of December 31, 2005:

	Payments Due by Period
In thousands	2006	2007	2008	2009	2010	After 5 years	Total
Contractual obligations:
Pension plan contributions	$5,427	$2,171	$146	$146	$146	$784	$8,820
Operating leases	4,378	3,557	2,716	2,373	1,503	5,500	20,027
Capital leases*	1,173	1,261	1,261	1,261	1,261	4,175	10,392
Long-term debt*	3,770	2,104	1,494	22,094	262	519	30,243
Purchase obligations	14,204	—	—	—	—	—	14,204
Total contractual obligations	$28,952	$9,093	$5,617	$25,874	$3,172	$10,978	$83,686
*	includes estimated interest payments

Purchase obligations in the table above are primarily related to contracts to purchase aluminum at various automotive operations ($5.0 million in 2006). Additionally, purchase obligations include estimated microfiber purchases under variable purchase commitments that require a certain percentage of materials utilized in production to be purchased from a specific supplier ($9.2 million in 2006). Purchase orders or contracts for normal purchases of raw materials and other goods and services are not included in the table above. The Company is not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. For purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. The Company does not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed expected requirements.

The Company’s long-term debt payments and interest rates for a substantial portion of the Company’s outstanding debt are not fixed. Actual payments may vary significantly from those included in the table above depending on future debt levels, interest rate fluctuations, timing of debt repayments and sources of funding utilized.

The Company’s future pension plan contributions relate to the remaining contributions from the 2005 plan year and minimum contributions for the 2006 plan year based on the Company’s pension plan valuation at December 31, 2005. In addition, future amounts include contributions required under the Company’s Supplemental Executive Retirement Plan. See Note 11 in “Notes to Consolidated Financial Statements” for additional information regarding the Company’s pension plans.

In addition to the above contractual obligations, the Company utilizes letters of credit in the ordinary course of business for security deposit requirements. Outstanding letters of credit were $2.2 million at both December 31, 2005 and 2004. See Notes 3 and 14 in “Notes to Consolidated Financial Statements” for additional information regarding contractual obligations.

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

Intangible Assets and Goodwill

The Company accounts for business acquisitions under the purchase method whereby the assets and liabilities of acquired businesses are recorded at their estimated fair values at the date of acquisition. Goodwill represents the costs in excess of fair values assigned to the underlying net assets of acquired businesses. The Company had goodwill recorded of $30.9 million at December 31, 2005 and 2004.

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

A significant element in determining the Company’s pension cost is the expected return on plan assets. Based on a review of market trends, actual returns on plan assets and other factors, the Company’s expected long-term rate of return on plan assets of 8.50 percent will be utilized for determining 2006 pension cost. In determining 2005 and 2004 pension cost, 8.75 percent was utilized. The expected long-term rate of return on assets is applied to the value of plan assets at the beginning of the year and this produces the expected return on plan assets that is included in the determination of pension cost for that year. The difference between this expected return and the actual return on plan assets is deferred, within certain parameters, as discussed below. The Company continually evaluates its expected long-term rate of return and will adjust such rate as deemed appropriate.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities, as well as the following year’s pension cost. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high-quality, bond indices. However, these indices give only an indication of the appropriate discount rate because the cash flows of the bonds comprising the indices do not match the projected benefit payment stream of the plan precisely. For this reason, the Company also considers the individual characteristics of the plan, such as projected cash flow patterns and payment durations, when setting the discount rate. At December 31, 2005, the Company determined this rate to be 5.65 percent, a decrease of 25 basis points from the rate used at December 31, 2004 and 60 basis points from that used at December 31, 2003. Increases or decreases in the discount rate result in decreases and increases, respectively, in the projected benefit obligation. The net effect on pension liabilities from changes in the discount rate is deferred within certain parameters, as discussed below.

FAS 87 requires that gains or losses (as defined in FAS 87) be deferred unless the unrecognized net gain or loss at the end of a year exceeds a “corridor” (as defined in FAS 87). If the deferred gain or loss exceeds the corridor at the end of the year, then the amount in excess of the corridor is amortized over a period equal to the average remaining service period of active employees expected to receive benefits. As of December 31, 2005 and 2004, the net deferred loss exceeded the corridor. Consequently pension cost for 2006 will include amortization of a portion of the deferred loss in excess of the corridor. The amount of amortization in future years will be dependent on changes in the components of the deferred loss amount, particularly actual return on plan assets in relation to the estimated return on plan assets, as well as future increases or decreases in the discount rate.

For the year ended December 31, 2005, the Company recognized pension cost of $2.5 million net of a curtailment gain of $0.3 million related to its Supplemental Executive Retirement Plan, as a result of the departure of the Company’s Chief Operating Officer. Pension costs were $2.4 million for both 2004 and 2003. As discussed above, the Company lowered the discount rate to 5.65 percent for purposes of determining 2006 pension cost. Pension cost for 2006 is expected to be approximately $3.5 million. See Note 11 in “Notes to Consolidated Financial Statements.”

In April 2004, the federal Pension Funding Equity Act (the “Act”) was enacted. The Act provided a two-year relief from the significant pension contribution requirements that had evolved from the low interest rates utilized to determine the current liability for pension plans. In the Company’s Annual Report on Form 10-K for the year ended December 31, 2003, the Company disclosed that pension funding for 2004 would approximate $1.7 million. The relief provided under the Act reduced the Company’s required contributions for 2004 to approximately $0.1 million. The Act expired on December 31, 2005, which will increase the Company’s required contributions in 2006. The Company contributed approximately $1.2 million to its defined benefit pension plans during 2005 and expects to contribute $5.4 million in 2006.

Effective January 1, 2006, Lydall closed the non-union pension plans to new employees hired after December 31, 2005. The closure of these plans is not expected to have a material change on pension expense or required contributions in the near-term.

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

Deferred tax assets, net of valuation allowance, related to future tax benefits arising from deductible temporary differences and tax carryforwards were $22.0 million and $24.2 million at December 31, 2005 and 2004, respectively. Management believes that the Company’s earnings during the periods when the temporary differences become deductible will be sufficient to realize the related net future income tax benefits. For those jurisdictions where the projected operating results indicate that the ability to realize the future benefits is uncertain or not likely, a valuation allowance has been provided.

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

Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on the distribution to the United States because it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States tax liability is not expected to be material.

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

In 2004, the AJCA was signed into law by the President of the United States. This Act provided for a phase-out of the Extraterritorial Income program (ETI) as provided for in the United States Internal Revenue Code and also allows for certain tax benefits for U.S. manufacturers that are intended to offset the ETI phase-out. During 2005 and 2004, the ETI benefit decreased the Company’s effective tax rate by approximately 2.6 and 46.3 percentage points, respectively. At this time the Company is unable to determine the exact impact that the ETI phase-out and implementation of the manufacturer benefit system will have on future financial results; however, it is not expected that such changes will have a material impact on the Company’s results of operations and cash flows in future periods.

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

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R requires that all equity-based compensation be recorded in the consolidated financial statements at the grant date fair value. The standard is applicable to awards issued after the effective date of January 1, 2006 and all awards prior to the effective date that remain unvested on the effective date. The Company will utilize the modified prospective method of adoption and apply the standard to all interim periods beginning in 2006. At December 31, 2005, there was $1.0 million (pre-tax) of unrecognized compensation cost related to non-vested awards granted under stock incentive compensation plans, that will be recognized in the Company’s Statements of Operations as follows: $0.3 million in 2006, $0.3 million in 2007, $0.2 million in 2008 and $0.2 million in 2009.

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

In May, 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (FAS 154), a replacement of APB Opinion No. 20, “Accounting Changes” (APB 20) and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements” (FAS 3). This statement applies to the accounting and reporting of all voluntary accounting principle changes and corrections of errors. FAS 154 requires such changes be retrospectively applied to financial statements from previous periods unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 carries forward many provisions of APB 20 and FAS 3 without change, including those provisions related to reporting a change in accounting estimate, a change in reporting entity, correction of an error and reporting accounting changes in interim financial statements. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

OTHER KEY FINANCIAL ITEMS

Cash and cash equivalents – Cash and cash equivalents increased to $2.2 million as of December 31, 2005 compared with $1.6 million as of December 31, 2004.

Accounts receivable – Accounts receivable, net of the allowance for doubtful receivables, were $52.3 million at the end of 2005 compared with $49.9 million at the end of 2004. The increase was primarily related to higher sales at the automotive and industrial thermal operations in the fourth quarter of 2005 as compared with the last quarter of 2004.

Inventories – Inventories were $36.8 million as of December 31, 2005 compared with $40.1 million as of December 31, 2004. The decrease was related to reduced amounts of in-process customer tooling projects at the automotive facilities, as well as reduced finished goods and work in process inventories.

Working capital and current ratio – Working capital at December 31, 2005 was $57.7 million, compared to $54.2 million at December 31, 2004. The ratio of current assets to current liabilities in 2005 increased to 2.4:1 from 2.2:1 in 2004.

Capital expenditures – Capital expenditures were $15.2 million in 2005, $24.7 million in 2004 and $15.9 million in 2003. Capital spending for 2006 is expected to be approximately $13.0 million to $15.0 million. The higher-than-normal capital expenditures in 2004 were primarily related to machinery and equipment purchases for the new St. Nazaire automotive facility.

Total debt to total capitalization – Total debt to total capitalization decreased to 18.9 percent in 2005 compared with 20.9 percent in 2004. The decrease was primarily due to lower debt levels in 2005 as compared with 2004.

Stockholders’ equity – Stockholders’ equity decreased to $143.2 million at December 31, 2005 from $144.5 million at December 31, 2004. The decrease in stockholders’ equity in 2005 was due to additional minimum pension liability and foreign currency translation adjustments of $7.2 million offset by net income of $5.1 million and common stock activity of $0.8 million. On a per share basis, stockholders’ equity decreased to $8.84 at December 31, 2005 from $8.95 at December 31, 2004.

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

INTEREST RATE RISK

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impact interest paid on its debt. At December 31, 2005, the Company had $22.8 million outstanding on various loans and lines of credit with variable interest rates. The weighted average interest rate paid on this debt was 5.1 percent in 2005 and 3.7 percent in 2004. A 10 percent change in the weighted average interest rate on the Company’s variable rate debt would not have a significant impact to the Company’s consolidated financial position, results of operations or cash flows.

In January 2003, Lydall entered into an interest rate swap to convert the variable base rate on certain borrowings with an initial principal amount of $6.0 million under its domestic credit facility to a fixed rate; taking advantage of the favorable interest rate environment in the United States. The swap, with a final maturity on September 15, 2005, required Lydall to pay a fixed base rate of 2.2 percent on the outstanding borrowings and had scheduled maturity dates that were identical to the payment schedule of the borrowings.

The weighted average interest rate on long-term debt, including the effect of the interest rate swaps described above, was 5.1 percent for the year ended December 31, 2005 compared with 4.0 percent for 2004 and 3.9 percent for 2003.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is contained under Item 15 “Exhibits, Financial Statement Schedules.”

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, conducted an evaluation as of December 31, 2005 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that it has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have not been any changes in the Company’s internal controls over financial reporting during the Company’s year ended December 31, 2005 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. See “Management’s Report on Internal Control Over Financial Reporting” on page F-1, which is incorporated by reference to this Item, for further discussion of management’s assessment of internal controls related to Section 404 of the Sarbanes-Oxley Act.

Item 9B. OTHER INFORMATION

On December 7, 2005, the Compensation and Stock Option Committee (the “Committee”) of the Board of Directors of the Company approved the Lydall, Inc. 2006 Performance Bonus Program (the “Program”), under which all domestic salaried employees and certain foreign salaried employees of the Company, including executive officers, are eligible to receive cash bonuses based upon the attainment of specified performance measures. Target bonus opportunities under the Program generally range from 5 percent to 60 percent of base compensation, and target bonus opportunities for executive officers range from 35 percent to 60 percent of base compensation. Actual bonuses paid under the Program may be more or less than these target amounts depending on the extent to which the Company and Program participants meet or exceed the specified performance measures.

The Program establishes three separate performance measures for each executive officer—a consolidated corporate performance measure, an individual operating unit performance measure and an individual participant performance measure—except that the performance measures for executive officers employed at the corporate office omit any reference to individual operating unit performance and give more weight to the consolidated corporate performance of the Company. The consolidated corporate performance measure is based upon the consolidated earnings per share of the Company. Individual operating unit performance measures are based upon the operating income of the participant’s business unit. Finally, individual participant performance measures are based upon, and relate closely to, the Company’s over-all critical success factors. Among others, these include the implementation of Lean Six Sigma, working capital improvement and new product development.

The consolidated corporate performance measure must be achieved before any bonuses can be paid under the Program, without regard to the achievement of the other specified performance measures. If the consolidated corporate performance measure is achieved, 30 percent of the target bonus is earned. Business unit executive officers then become eligible for the rest of their target bonus opportunities based on the extent to which their individual operating unit meets or exceeds its stated objectives and the extent to which the executive officers themselves meet or exceed their own performance measures. Executive officers employed at the corporate office become eligible for the rest of their target bonus opportunities based on the extent to which the Company meets or exceeds specified earnings per share targets and the extent to which the executive officers themselves meet or exceed their own performance measures.

If earned, cash bonus payments relating to 2006 performance are expected to be paid as soon as practicable after the Company publicly announces its results of operations for the year ended December 31, 2006.

The following table sets forth the target bonus opportunity, as well as the percentage of the target bonus opportunity that is based upon each performance measure, for each executive officer still employed by the Company who is expected to be named in the Summary Compensation Table set forth in the proxy statement to be distributed in connection with the 2006 Annual Meeting of Stockholders:

Name	Total Bonus Opportunity (% of Base Compensation)	Percentage of Target Based on Company Goals	Percentage of Target Based on Business Unit Goals	Percentage of Target Based on Individual Goals
David Freeman	60%	75%	0%	25%
Thomas Smith	40%	75%	0%	25%
Bill W. Franks, Jr.	50%	30%	45%	25%
Kevin Longe	40%	30%	45%	25%
Bertrand Ploquin	40%	30%	45%	25%

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information required by this Item is incorporated by reference from the sections entitled “Board of Directors,” “Corporate Governance,” “Stockholder Communications with Directors,” “Director Compensation” and “Fiscal Year 2005 Board Fees” of the definitive Proxy Statement of Lydall to be filed with the Commission in connection with its Annual Meeting of Stockholders to be held on April 27, 2006. Information regarding the Executive Officers of the Company is contained on page 6 of this report.

Item 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from the sections entitled “Compensation and Stock Option Committee Report on Executive Compensation,” “Performance Graph,” “Summary Compensation Table,” “Plan Descriptions” and “Stock Option Tables” of the definitive Proxy Statement of Lydall to be filed with the Commission in connection with its Annual Meeting of Stockholders to be held on April 27, 2006.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND   MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from the sections entitled “Equity Compensation Plan Information” and “Securities Ownership of Directors, Certain Officers and 5 Percent Beneficial Owners” of the definitive Proxy Statement of Lydall to be filed with the Commission in connection with its Annual Meeting of Stockholders to be held on April 27, 2006.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Information required by this Item is incorporated by reference from the sections entitled “Transactions with Management” and “Compensation Committee Interlocks and Insider Participation” of the definitive Proxy Statement of Lydall to be filed with the Commission in connection with its Annual Meeting of Stockholders to be held on April 27, 2006.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference from the sections entitled “Ratification of Appointment of Independent Auditors,” and “Principal Fees and Services” of the definitive Proxy Statement of Lydall to be filed with the Commission in connection with its Annual Meeting of Stockholders to be held on April 27, 2006.

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

a) 3, Exhibits Included Herein or Incorporated by Reference:

3.1	Certificate of Incorporation of the Registrant, as amended through the date of filing of this report, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.
3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.
4.1	Certain long-term debt instruments, each representing indebtedness in an amount equal to less than 10 percent of the Registrant’s total consolidated assets, have not been filed as exhibits to this Annual Report on Form 10-K. The Registrant will file these instruments with the Commission upon request.
10.2	Waiver letter dated October 17, 2005 to the Company’s Credit Agreement, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2005 and incorporated herein by this reference.
10.3*	Lydall, Inc. Board of Directors Deferred Compensation Plan effective January 1, 1991, filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K dated March 26, 1991 and incorporated herein by this reference.
10.4*	Amendment No. 8, dated December 30, 2005 to Lydall, Inc. Supplemental Executive Retirement Plan, filed herewith.
10.5*	Amended and restated, 1992 Stock Incentive Compensation Plan, dated May 14, 1992, amended through March 10, 1999, filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.
10.6*	Lydall 2003 Stock Incentive Compensation Plan, with an effective date of October 24, 2002, filed as Exhibit A to the Company’s definitive Proxy Statement on March 26, 2003 and incorporated herein by this reference.
10.7	Asset Purchase and Sale Agreement between Lydall Filtration/Separation, Inc. and Bennett Fleet (Chambly), Inc., dated April 2, 2001, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated May 11, 2001 and incorporated herein by this reference.
10.8	Credit Agreement dated as of July 14, 1999, amended and restated as of May 13, 2002, and amended and restated as of August 29, 2003, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 7, 2003 and incorporated herein by this reference.
10.9	Amendment dated as of July 27, 2004 to the Credit Agreement dated as of July 14, 1999, amended and restated as of May 13, 2002 and amended and restated as of August 29, 2003, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 6, 2004, and incorporated herein by this reference.
10.10	First Amendment Agreement as of February 1, 2005 to the Credit Agreement dated as of July 14, 1999, amended and restated as of May 13, 2002, amended and restated as of August 29, 2003 and amended as of July 27, 2004, filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K dated March 15, 2005, and incorporated herein by this reference.
10.11	Contract for a Consortium Credit in the Amount of €6,000,000, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 7, 2003 and incorporated herein by this reference.
10.12*	Employment Agreement with Mary A. Tremblay dated March 1, 2000, filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K dated March 30, 2000 and incorporated herein by this reference.
10.13*	Amendment dated August 1, 2000 to the Employment Agreement with Mary A. Tremblay dated March 1, 2000, filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.
10.14*	Severance Agreement with Thomas P. Smith dated January 21, 2005, filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated January 26, 2005 and incorporated herein by this reference.
10.15*	Employment Agreement with Christopher R. Skomorowski dated July 1, 2003, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q dated November 7, 2003 and incorporated herein by this reference.
10.16*	Agreement Covering Nonqualified Stock Option Award to the Chairman of the Board, dated May 8, 2002, filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K dated March 26, 2003 and incorporated herein by this reference.
10.17*	Restricted Stock Agreement dated July 1, 2003 between Lydall, Inc. and David Freeman, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated November 7, 2003 and incorporated herein by this reference.
10.18*	Employment Agreement with Mona G. Estey dated March 1, 2000, filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K dated March 30, 2000 and incorporated herein by this reference.
10.19*	Amendment dated August 1, 2000 to the Employment Agreement with Mona G. Estey dated March 1, 2000, filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.
10.20*	Employment Agreement with Lisa Krallis-Nixon dated March 1, 2000, filed as Exhibit 10.18 to the Registrant’s Annual Report on Form 10-K dated March 30, 2000 and incorporated herein by this reference.

10.21*	Amendment dated August 1, 2000 to the Employment Agreement with Lisa Krallis-Nixon dated March 1, 2000, filed as Exhibit 10.36 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.
10.22*	Employment Agreement with Bill W. Franks, Jr. dated March 1, 2000, filed as Exhibit 10.20 to the Registrant’s Annual Report on Form 10-K dated March 30, 2000 and incorporated herein by this reference.
10.23*	Amendment dated August 1, 2000 to the Employment Agreement with Bill W. Franks, Jr. dated March 1, 2000, filed as Exhibit 10.35 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.
10.24*	Severance Agreement with Kevin T. Longe dated October 4, 2004, filed as Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K dated March 15, 2005, and incorporated herein by this reference.
10.25	Capital lease agreement between Lydall Thermique Acoustique S.A.S., CMCIC Lease and Natiocredimurs Societe en Nom Collectif, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2004 and incorporated herein by reference.
10.26*	Form of Nonqualified Stock Option Agreement (Under the Lydall 2003 Stock Incentive Plan), filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2004 and incorporated herein by this reference.
10.27*	Form of Agreement Covering Annual Nonqualified Stock Option Awards to Outside Directors (Under the Lydall 2003 Stock Incentive Plan), filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2004 and incorporated herein by this reference.
10.28*	Form of Agreement Covering Nonqualified Stock Option Awards to Outside Directors in Lieu of Cash-Based Retirement Benefits (Under the Lydall 2003 Stock Incentive Plan), filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2004 and incorporated herein by this reference.
10.29*	Form of Incentive Stock Option Agreement (Under the Lydall 2003 Stock Incentive Plan), filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2004 and incorporated herein by this reference.
10.30*	Letter of Understanding with Bertrand Ploquin regarding severance in the event of termination, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 4, 2005 and incorporated herein by this reference.
10.31*	Agreement with John Tattersall regarding severance in the event of termination, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated August 4, 2005 and incorporated herein by this reference.
10.32*	Agreement with Randall L. Byrd regarding severance in the event of termination, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2005 and incorporated herein by this reference.
10.33*	Lydall, Inc. 2006 Performance Bonus Program, filed herewith.
14.1	Code of Ethics for the Chief Executive Officer, Senior Financial Officers and All Accounting and Financial Personnel, filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference. This document can also be accessed on Lydall’s website at www.lydall.com under the Corporate Governance section.
18.1	Letter from PricewaterhouseCoopers LLP regarding the preferable change in the Company’s accounting for inventory effective January 1, 2004, filed as Exhibit 18.1 to the Registrant’s Quarterly Report on Form 10-Q dated May 7, 2004 and incorporated herein by this reference.
21.1	List of subsidiaries of the Registrant, filed herewith.
23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.
24.1	Power of Attorney, dated March 10, 2006, authorizing David Freeman and/or Thomas P. Smith to sign this report on behalf of each member of the Board of Directors indicated therein, filed herewith.
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lydall, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYDALL, INC.

March 16, 2006	By:	/s/ JAMES V. LAUGHLAN
James V. Laughlan Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lydall, Inc. in the capacities and on the dates indicated.

Signature	Title	Date
/S/ DAVID FREEMAN David Freeman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 16, 2006

/S/ THOMAS P. SMITH Thomas P. Smith Attorney-in-fact for:	Vice President, Chief Financial Officer and Treasurer (On behalf of the Registrant and as Principal Financial Officer)	March 16, 2006

David Freeman	President and Chief Executive Officer and Director

Lee A. Asseo	Director

Kathleen Burdett	Director

W. Leslie Duffy	Chairman of the Board of Directors

Matthew T. Farrell	Director

Suzanne Hammett	Director

Christopher R. Skomorowski	Director

S. Carl Soderstrom, Jr.	Director

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Lydall is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 as required by Rule 13a-15(c) under the Securities Exchange Act of 1934. The Company utilized the criteria and framework established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework in performing this assessment. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2005. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Lydall’s independent auditor, PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005 as stated in their report, which appears on page F-2 of this Annual Report on Form 10-K.

/s/ David Freeman	/s/ Thomas P. Smith
David Freeman President and Chief Executive Officer	Thomas P. Smith Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lydall, Inc.:

We have completed integrated audits of Lydall, Inc.’s 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 31, 2005 and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Lydall, Inc. and its subsidiaries at December 31, 2005 and December 31, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, as of December 31, 2005, the Company has recognized conditional asset retirement obligations to conform with the provisions of FASB Interpretation No. 47, Accounting for Conditional Asset Retirement Obligations.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting, appearing on page F-1, that the Company maintained effective internal control over financial reporting as of December 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/    PricewaterhouseCoopers LLP

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Hartford, Connecticut

March 16, 2006

Lydall, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
In thousands except per share data	2005	2004	2003
Net sales	$306,485	$293,602	$272,233
Cost of sales	242,564	236,072	207,851
Gross margin	63,921	57,530	64,382
Selling, product development and administrative expenses	56,256	57,205	50,533
Operating income	7,665	325	13,849
Interest expense	1,676	1,200	974
Other (income) expense, net	(1,071)	(120)	(123)
Income (Loss) from continuing operations before income taxes	7,060	(755)	12,998
Income tax expense (benefit)	1,617	(218)	4,475
Income (Loss) from continuing operations	5,443	(537)	8,523
Discontinued operations:
Loss on disposal of discontinued segments, net of tax benefit of $481.	—	—	(819)
Loss from discontinued operations	—	—	(819)
Income (Loss) before cumulative effect of change in accounting principle	5,443	(537)	7,704
Cumulative effect of change in accounting principle, net of tax benefit of $185	(342)	—	—
Net income (loss)	$5,101	$(537)	$7,704
Basic earnings (loss) per common share:
Continuing operations	$.34	$(.03)	$.53
Discontinued operations	—	—	(.05)
Cumulative effect of change in accounting principle	(.02)	—	—
Net income (loss)	$.32	$(.03)	$.48
Weighted average common shares outstanding	16,083	16,078	16,105
Diluted earnings (loss) per common share:
Continuing operations	$.34	$(.03)	$.52
Discontinued operations	—	—	(.05)
Cumulative effect of change in accounting principle	(.02)	—	—
Net income (loss)	$.32	$(.03)	$.47
Weighted average common shares and equivalents outstanding	16,148	16,078	16,229

The accompanying notes are an integral part of these consolidated financial statements.

Lydall, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands of dollars and shares	2005	2004
Assets
Current assets:
Cash and cash equivalents	$2,162	$1,580
Accounts receivable (including allowance for doubtful receivables of $925 and $770)	52,295	49,909
Income taxes receivable	366	810
Inventories, net	36,754	40,082
Prepaid expenses and other current assets, net	4,013	5,498
Deferred tax assets	2,671	2,818
Total current assets	98,261	100,697
Property, plant and equipment, net	103,458	108,946
Goodwill	30,884	30,884
Deferred tax assets	8,151	11,208
Other assets, net	7,495	7,870
Total assets	$248,249	$259,605
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$3,185	$5,172
Accounts payable	23,751	27,125
Accrued taxes	1,696	770
Accrued payroll and other compensation	5,681	5,220
Other accrued liabilities	6,243	8,161
Total current liabilities	40,556	46,448
Long-term debt	30,256	32,941
Deferred tax liabilities	17,332	21,306
Pension and other long-term liabilities	16,876	14,406
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock	—	—
Common stock (par value $.10 per share; authorized 30,000 shares; issued 22,549 and 22,532 shares)	2,255	2,253
Capital in excess of par value	46,186	46,147
Unearned compensation	(330)	(555)
Retained earnings	168,508	163,407
Accumulated other comprehensive loss	(9,409)	(2,262)
	207,210	208,990
Treasury stock, 6,339 and 6,388 shares of common stock, respectively, at cost	(63,981)	(64,486)
Total stockholders’ equity	143,229	144,504
Total liabilities and stockholders’ equity	$248,249	$259,605

The accompanying notes are an integral part of these consolidated financial statements.

Lydall, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
In thousands	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$5,101	$(537)	$7,704
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,229	16,281	13,393
Deferred income taxes	429	(673)	2,520
Loss on disposal of segments	—	—	819
Amortization of unearned compensation	258	414	259
Loss on disposition of property, plant and equipment, net	300	962	527
Curtailment gain	(302)	—	—
Change in accounting principle	527	—	—
Changes in operating assets and liabilities, excluding effects from acquisitions:
Accounts receivable	(4,553)	(7,814)	1,256
Income taxes receivable	(181)	367	1,760
Inventories	1,712	(5,228)	(312)
Prepaid expenses and other assets	345	2,549	(4,275)
Accounts payable	(2,444)	5,854	(16)
Accrued taxes	2,442	(346)	(597)
Accrued payroll and other accrued liabilities	(798)	4,472	(1,345)
Other long-term liabilities	108	1,838	(1,500)
Net cash provided by operating activities	18,173	18,139	20,193
Cash flows from investing activities:
Capital expenditures	(15,175)	(24,678)	(15,852)
Proceeds from sale of assets of discontinued segment	—	225	127
Release (deposits) of restricted cash	—	2,516	(2,516)
Net cash used for investing activities	(15,175)	(21,937)	(18,241)
Cash flows from financing activities:
Debt proceeds	97,335	64,320	58,262
Debt repayments	(102,328)	(59,940)	(61,138)
Reimbursement of cash from leasing company	3,133	—	—
Capital lease payments	(668)	(312)	—
Common stock repurchased	—	(2,844)	—
Common stock issued	512	1,419	1,016
Net cash (used for) provided by financing activities	(2,016)	2,643	(1,860)
Effect of exchange rate changes on cash	(400)	(273)	320
Increase (decrease) in cash and cash equivalents	582	(1,428)	412
Cash and cash equivalents at beginning of year	1,580	3,008	2,596
Cash and cash equivalents at end of year	$2,162	$1,580	$3,008
Supplemental Schedule of Cash Flow Information
Cash paid during the year for:
Interest	$1,962	$1,508	$1,188
Income taxes	$387	$915	$1,063
Noncash transactions:
Additional minimum pension liability	$2,440	$1,319	$248
Capital lease obligation	$754	$6,430	$—
Restricted stock issuances	$41	$60	$1,171

The accompanying notes are an integral part of these consolidated financial statements.

Lydall, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Unearned Compen- sation	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock	Total Stock- holders’ Equity
Balance at December 31, 2002	22,184	$2,218	$42,519	—	$156,240	$(9,170)	$(61,642)	$130,165
Net income					7,704			7,704
Other comprehensive income:
Foreign currency translation adjustments						4,613		4,613
Minimum pension liability adjustment, net of income tax benefits of $94						(153)		(153)
Change in fair value of derivative instruments, net of income tax benefits of $4						(8)		(8)

Comprehensive income								12,156
Stock issued under employee plans	160	16	1,798	(1,171)				643
Amortization of unearned compensation				259				259
Stock issued to Directors	30	3	370					373
Balance at December 31, 2003	22,374	2,237	44,687	(912)	163,944	(4,718)	(61,642)	143,596
Net loss					(537)			(537)
Other comprehensive income:
Foreign currency translation adjustments						3,315		3,315
Minimum pension liability adjustment, net of income tax benefits $501						(818)		(818)
Change in fair value of derivative instruments, net of income tax benefits of $22						(41)		(41)

Comprehensive income								1,919
Stock repurchased							(2,844)	(2,844)
Stock issued under employee plans	91	9	917	(57)				869
Amortization of unearned compensation				414				414
Stock issued to Directors	67	7	543					550
Balance at December 31, 2004	22,532	2,253	46,147	(555)	163,407	(2,262)	(64,486)	144,504
Net income					5,101			5,101
Other comprehensive income:
Foreign currency translation adjustments						(5,714)		(5,714)
Minimum pension liability adjustment, net of income tax benefits of $926						(1,513)		(1,513)
Change in fair value of derivative instruments, net of income taxes of $43						80		80

Comprehensive loss								(2,046)
Stock issued under employee plans	17	2	172	(33)				141
Amortization of unearned compensation				258				258
Stock issued to Directors			(133)				505	372
Balance at December 31, 2005	22,549	$2,255	$46,186	$(330)	$168,508	$(9,409)	$(63,981)	$143,229

The accompanying notes are an integral part of these consolidated financial statements.

Lydall, Inc.

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

Concentrations of credit risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents in high-quality financial institutions and instruments. Concentrations of credit risk with respect to trade accounts receivable are limited by the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies. Foreign and export sales were 45 percent of the Company’s net sales in 2005, 47 percent in 2004 and 37 percent in 2003. Export sales are primarily to Europe, Asia, Mexico and Canada and were $47.3 million, $51.2 million and $33.0 million in 2005, 2004 and 2003, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. Sales to the automotive market were approximately 54 percent of the Company’s net sales in 2005, 47 percent in 2004 and 48 percent in 2003. Sales to DaimlerChrysler AG were approximately 13 percent, 14 percent and 11 percent of Lydall’s total net sales in 2005, 2004 and 2003, respectively. Sales to Ford Motor Company represented approximately 17 percent in 2003. No other customer accounted for more than 10 percent of total net sales in 2005, 2004 or 2003.

Inventories – Inventories are valued at lower of cost or market, cost being determined using the first-in, first-out (FIFO) cost method.

Pre-production design and development costs – The Company enters into contractual agreements with certain customers to design and develop molds, dies and tools (collectively, “tooling”). The Company accounts for these pre-production design and development costs pursuant to Emerging Issues Task Force Issue No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements” (EITF 99-5). The majority of all tooling contracts are executed under sales terms where revenue is recognized upon acceptance of the tooling by the customer. For tooling sales arrangements, applicable costs are recorded in inventory as incurred and subsequently recognized, along with the related revenue, upon customer acceptance of the tooling.

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

The following tooling related assets were included in the Consolidated Balance Sheets as of December 31, 2005 and 2004:

	December 31,
In thousands	2005	2004
Inventories, net of progress billings	$6,762	$7,292
Prepaid expenses and other current assets, net	546	901
Other assets, net	963	1,465
Total tooling related assets	$8,271	$9,658

Amounts included in “Prepaid expenses and other current assets, net” include the short-term portion of receivables due under reimbursement arrangements and amounts included in “Other assets, net” represent the long-term portion of those receivables in addition to customer owned tooling that was not reimbursed. Included in the inventory balance was an offset for progress billings of approximately $0.6 million and $2.4 million at December 31, 2005 and 2004, respectively. Company owned tooling is recorded in “Property, plant and equipment, net” and was not material at December 31, 2005 or 2004.

Property, plant and equipment – Property, plant, and equipment are stated at cost. Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Property, plant and equipment, including property, plant and equipment under capital leases, are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are depreciated on a straight-line basis over the term of the lease or the life of the asset, whichever is shorter. The cost and accumulated depreciation accounts applicable to assets sold or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any net gain or loss is included in the Consolidated Statements of Operations. Expenses for maintenance and repairs are charged to expense as incurred.

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

Asset Retirement Obligations – In March 2005, the FASB issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47). This interpretation clarified the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it occurred if a reasonable estimate of fair value can be made. The Company determined that conditional legal obligations exist for certain of the Company’s owned and leased facilities related primarily to building materials and leasehold improvements. The Company adopted FIN 47 on October 1, 2005, which resulted in a non-cash cumulative effect of change in accounting principle charge to the results of operations of approximately $0.3 million, net of income taxes, and a liability for conditional asset retirement obligations of approximately $0.6 million.

The following table illustrates the effect on net income (loss) and earnings (loss) per share as if FIN 47 had been applied during the periods presented:

	For the years ended December 31,
In thousands except per share data	2005	2004	2003
Net income (loss) — as reported	$5,443	$(537)	$7,704
Less: Total depreciation and interest accretion costs, net of tax	(30)	(35)	(29)
Net income (loss) — pro forma	$5,413	$(572)	$7,675
Basic earnings (loss) per common share:
Net income (loss) — as reported	$.34	$(.03)	$.48
Net income (loss) — pro forma	.34	(.04)	.48
Diluted earnings (loss) per common share:
Net income (loss) — as reported	$.34	$(.03)	$.47
Net income (loss) — pro forma	.34	(.04)	.47

Revenue recognition – The Company recognizes revenue in accordance with SEC Staff Accounting Bulletin 104, “Revenue Recognition” (SAB 104). SAB 104 requires revenue to be recognized: (1) once evidence of an arrangement exists; (2) product delivery has occurred; (3) pricing is fixed or determinable; and (4) collection is reasonably assured. The four criteria required to recognize revenue by SAB 104 are considered to be met, and the passage of title to the customer occurs, at the respective FOB point and, therefore, revenue is recognized at that time. The Company’s standard sales and shipping terms are FOB shipping point, therefore, substantially all revenue is recognized upon shipment. However, in limited circumstances, the Company conducts business with certain customers on FOB destination terms and in these instances revenue is recognized upon receipt by the customer. The Company generally does not provide specific customer inspection or acceptance provisions in its sales terms, with the exception of tooling sales discussed in “Pre-production design and development costs” above.

Sales returns and allowances are recorded when identified or communicated by the customer and internally approved, as historically they have not been material to total sales.

Shipping and handling costs consist primarily of costs incurred to deliver products to customers and internal costs related to preparing products for shipment and are recorded in cost of sales.

Shipping and handling charges – Emerging Issues Task Force Issue No. 00-10, “Accounting for Shipping and Handling Fees and Costs” (EITF 00-10) specifies that the amounts billed to a customer in a sale transaction represent revenues earned for the goods provided and should be classified as revenue. As a result, in the second quarter of 2005, the Company reclassified to net sales from cost of sales $0.3 million of shipping and handling costs directly billed to customers in its Statements of Operations for the period ended March 31, 2005. In addition, amounts billed to customers for shipping and handling costs in its Consolidated Statements of Operations for the year ended December 31, 2004 and 2003 of $1.2 million and $0.8 million, respectively, have also been reclassified.

Research and development – Research and development costs are charged to expense as incurred and amounted to $8.8 million in 2005, $8.5 million in 2004 and $7.3 million in 2003. Research and development costs were primarily comprised of development personnel salaries, prototype material costs and testing and trials of new products.

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

Stock options and share grants – As described in Note 10, the Company has stock option plans under which employees and directors have options to purchase Common Stock. The Company applies APB Opinion 25, “Accounting for Stock Issued to Employees” and related interpretations in accounting for its stock option plans. Accordingly, compensation cost is not recognized in the consolidated financial statements on the grant date or over the life of the stock options as the exercise price, set at the time of the grant, is not less than the fair market value per share at the date of grant. Options issued under the stock option plans have a term of ten years and generally vest ratably over a period of four years. Restricted share grants are expensed over the vesting period of the award.

In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (FAS 123R). FAS 123R requires that all equity-based compensation be recorded in the consolidated financial statements at the grant date fair value. The standard is applicable to awards issued on or after the effective date of January 1, 2006 and all awards prior to the effective date that remain unvested on January 1, 2006. The Company will apply the standard to all interim periods beginning in 2006. At December 31, 2005, there was $1.0 million (pre-tax) of unrecognized compensation cost related to non-vested awards granted under stock incentive compensation plans, that will be recognized in the Company’s Statements of Operations, as follows: $0.3 million in 2006, $0.3 million in 2007, $0.2 million in 2008 and $0.2 million in 2009.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31,:

	2005	2004	2003
Risk-free interest rate	4.4%	4.3%	3.8%
Expected life	7 years	7 years	7 years
Expected volatility	47%	48%	47%
Expected dividend yield	0%	0%	0%

The following table illustrates the effect on net income (loss) and earnings (loss) per share had compensation cost been recognized based on the fair value of the options at the grant dates for awards under those plans consistent with Statement of Financial Accounting Standards No. 123 (FAS 123), “Accounting for Stock-Based Compensation” using the Black-Scholes fair value method for option pricing:

	For the years ended December 31,
In thousands except per share data	2005	2004	2003
Net income (loss) — as reported	$5,101	$(537)	$7,704
Add: Stock-based employee compensation expense included in net income (loss), net of related tax effects	165	264	166
Less: Total stock-based employee compensation expense under FAS 123, as determined under the fair value method, net of related tax effects	(2,151)	(1,270)	(1,421)
Net income (loss) — pro forma	$3,115	$(1,543)	$6,449
Basic earnings (loss) per common share:
Net income (loss) — as reported	$.32	$(.03)	$.48
Net income (loss) — pro forma	.19	(.10)	.40
Diluted earnings (loss) per common share:
Net income (loss) — as reported	$.32	$(.03)	$.47
Net income (loss) — pro forma	.19	(.10)	.40

The 2004 and 2003 amounts, included in the table above, have been adjusted to correct the amount of stock-based employee compensation expense previously reported under FAS 123. The 2004 and 2003 amounts have been adjusted in order to reflect the impact of forfeitures of stock options on the reported stock-based employee compensation expense.

On December 7, 2005, the Compensation and Stock Option Committee (the “Committee”) of the Board of Directors of Lydall, Inc. approved the acceleration of the vesting of certain outstanding unvested stock options granted to current employees, including officers of the Company, under the Company’s 2003 Stock Incentive Compensation Plan. Aside from the acceleration of the vesting date, the terms and conditions of the stock option agreement governing the accelerated stock options remain unchanged. The decision to accelerate the vesting of certain options was made primarily to reduce the compensation expense that would otherwise have been recorded in future periods, in conjunction with the Company’s adoption of FAS 123R beginning in the first quarter of 2006. The Committee did not accelerate the vesting of options held by non-employee Directors of the Company. See Note 10 for additional discussion.

The Company accounted for the acceleration of the stock options using the intrinsic-value method under APB No. 25. For purposes of APB No. 25, there was no intrinsic value for these “out-of-the-money” unvested options, as the market value of the Company’s common stock was less than the exercise prices of the accelerated options. Thus, no compensation expense was recognized in the Company’s financial statements for the fourth quarter ended December 31, 2005 related to the acceleration of these options. However, had compensation cost been recognized based on the fair value of the options at the grant dates, consistent with FAS 123, approximately $1.2 million would have been recognized as compensation expense in the fourth quarter of 2005 as a result of the acceleration which is included in the table above in the total stock-based employee compensation expense under FAS 123.

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

In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, “Accounting Changes and Error Corrections” (FAS 154), a replacement of APB Opinion No. 20, “Accounting Changes” (APB 20) and FASB Statement No. 3 “Reporting Accounting Changes in Interim Financial Statements (FAS 3). This statement applies to the accounting and reporting of all voluntary accounting principle changes and corrections of errors. FAS 154 requires such changes be retrospectively applied to financial statements from previous periods unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. FAS 154 carries forward many provisions of APB 20 and FAS 3 without change, including those provisions related to reporting a change in accounting estimate, a change in reporting entity, correction of an error and reporting accounting changes in interim financial statements. FAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Reclassification of financial information – Certain prior year components of the consolidated financial statements have been reclassified to be consistent with current year presentation.

The Company has revised its 2004 and 2003 Consolidated Statements of Cash Flows to reflect the non cash effect of deferred income taxes. Previously, the aggregate net change in deferred taxes had been reflected as a reconciling item. As a result of this change, cash flow from operations in 2003 decreased from $21.3 million to $20.2 million and the effect of exchange rate changes on cash increased from $(0.8) million to $0.3 million.

2. Financial Instruments

The Company did not hold any material investments in financial instruments at December 31, 2005 or 2004. No material gains or losses on investments were realized in 2005, 2004 or 2003. For the purpose of computing realized gains and losses, cost is determined on the specific identification basis.

The Company utilizes letters of credit in the ordinary course of business to satisfy security deposit requirements. Outstanding letters of credit were $2.2 million as of December 31, 2005 and 2004.

The carrying amounts and fair values of financial instruments as of December 31, 2005 and 2004 were as follows:

	2005		2004
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Current portion of long-term debt	$3,185	$3,213	$5,172	$5,206
Long-term debt	30,256	30,538	32,941	33,401

The above fair values were computed based on comparable transactions, quoted market rates and discounted future cash flows, as applicable. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value as of December 31, 2005 and 2004.

In January 2003, the Company entered into an interest rate swap agreement to convert the variable base rate on certain borrowings with an initial principal amount of $6.0 million under its domestic credit facility to a fixed rate of 2.2 percent. Subsequent changes in the fair value of the swap were recorded in other comprehensive income as the swap had scheduled maturity dates that were identical to the payment schedule of the borrowings. The swap was designated as a cash flow hedge and had a final maturity on September 15, 2005. The fair value of the interest rate swap was not significant to the Company’s consolidated financial position.

The Company periodically enters into foreign currency forward exchange contracts to mitigate exposure to foreign currency risk. The fair values of these contracts are not considered material to the Company’s consolidated financial position as of December 31, 2005 and 2004.

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

3. Long-term Debt and Financing Arrangements

The Company amended its $50 million domestic revolving credit facility with a group of five banking institutions on February 1, 2005. The credit agreement’s new maturity date is February 1, 2009. The modifications made to the restrictive and financial covenants were effective for the quarter ended December 31, 2004. Interest is charged at the prime rate or, at the option of the Company, at LIBOR plus a margin ranging from 1% to 2.25% depending on the financial leverage of the Company. The Company also pays a commitment fee ranging from .225% to .375% per annum on the unused portion of the revolving credit facility.

As of September 30, 2005, the Company was not in compliance with the minimum EBITDA financial covenant of its domestic revolving credit facility. On October 17, 2005, the Company received a waiver of the noncompliance from its lenders for the quarter ended September 30, 2005. The terms of the waiver specified the following conditions: consolidated EBITDA for the twelve months ended September 30, 2005 was not less than $20.0 million, and the Company was not permitted to make any restricted payments otherwise permitted by the debt agreement until the Company provided its final fourth quarter 2005 results to its lenders.

The Company was in compliance with all financial covenants related to its $50 million domestic revolving credit facility for the quarter ended December 31, 2005. The restrictions associated with the waiver of noncompliance received for the quarter ended September 30, 2005 were removed.

In April 2005, Lydall Gerhardi GmbH and Co. KG, a second-tier subsidiary of Lydall, Inc., entered into a capital lease agreement for a high speed manufacturing line with GEFA Leasing GmbH. The lease has a 7 year term, an effective interest rate of 4.25 percent and aggregate principal payments of €2,995,000. The lease also contains a purchase option, which provides the Company with the option to purchase the equipment anytime after the fourth year of the lease term for a stated percentage of the original purchase price. Principal and interest payments are required monthly. This lease was recorded as a capital lease during the second quarter of 2005 on the Company’s balance sheet. As the Company had substantially completed the transaction to acquire this high speed manufacturing line prior to its decision to finance the equipment through a leasing arrangement, this arrangement was accounted for as a sales-leaseback transaction. There was no gain or loss on this transaction as the equipment was sold at the amount originally paid and recorded in the Company’s Consolidated Balance Sheets. The cash received from the leasing company as a reimbursement of original funds expended of $3.1 million has been presented as a cash inflow from financing activities on the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2005. The amounts originally paid by the Company for this equipment were shown as capital expenditures within investing activities on the Company’s Consolidated Statement of Cash Flows for the year ended December 31, 2004.

During September 2004, the Company finalized the capital lease arrangement related to the building and land of the automotive facility in St. Nazaire, France. The agreement, completed with the leasing subsidiaries of two French banks, calls for the Company to lease the facility for 12 years, and provides an option to purchase the facility at the end of the lease for a nominal amount.

Total outstanding debt consists of:

			December 31,
In thousands	Effective Rate	Maturity	2005	2004
Credit Agreement, revolving credit facility, uncollateralized	5.95%	2009	$20,600	$12,900
Credit Agreement, 2003 term loan, collateralized by German subsidiary stock	4.72%	2006	1,777	10,175
Credit Agreement, collateralized by certain fixed assets	4.97%	2007	—	5,463
Volksbank Meinerzhagen eG, collateralized by certain real estate	5.98%	2007	592	678
Volksbank Meinerzhagen eG, collateralized by certain real estate	5.95%	2013	1,413	1,793
City of Winston Salem NC, collateralized by certain fixed assets	4.00%	2010	124	146
Line of Credit, uncollateralized	3.86%	2006	414	528
Capital Lease, Meinerzhagen, Germany	4.25%	2012	3,211	—
Capital Lease, St. Nazaire, France	5.44%	2016	5,310	6,430
			33,441	38,113
Less portion due within one year			(3,185)	(5,172)
Total long-term debt			$30,256	$32,941

The Company’s foreign subsidiaries have various credit arrangements totaling $11.3 million. As of December 31, 2005, $0.4 million was outstanding under these arrangements.

As of December 31, 2005, total debt maturing in 2006, 2007, 2008, 2009 and 2010 was $3.2 million, $1.7 million, $1.2 million, $21.8 million and $1.3 million, respectively. There was $4.2 million of debt outstanding that matures after 2010.

The weighted average interest rate on long-term debt, including the effect of interest rate swaps, was 5.1 percent for the year ended December 31, 2005 compared with 4.0 percent for 2004 and 3.9 percent for 2003.

4. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2005 and 2004 were as follows:

		December 31,
In thousands	Estimated Useful Lives	2005	2004
Land	—	$1,836	$1,934
Buildings and improvements	10-35 years	38,524	39,321
Machinery and equipment	5-25 years	116,691	112,485
Office equipment	2-8 years	32,634	29,208
Vehicles	3-6 years	698	600
Assets under capital leases:
Land	—	596	683
Buildings and improvements	10-35 years	5,105	5,817
Machinery and equipment	5-25 years	3,546	—
		199,630	190,048
Accumulated depreciation		(100,310)	(90,395)
Accumulated amortization on capital leases		(653)	(178)
		98,667	99,475
Construction in progress		4,791	9,471
Total property, plant and equipment		$103,458	$108,946

For the years ended December 31, 2005, 2004 and 2003, the Company capitalized $0.3 million, $0.3 million and $0.2 million of interest, respectively.

Depreciation expense was $15.0 million in 2005, $16.0 million in 2004 and $13.1 million in 2003.

5. Inventories

Inventories as of December 31, 2005 and 2004 were as follows:

	December 31,
In thousands	2005	2004
Raw materials	$14,295	$14,203
Work in process	12,017	16,828
Finished goods	11,077	11,437
	37,389	42,468
Less: Progress billings	(635)	(2,386)
Total inventories	$36,754	$40,082

Raw materials, work in process and finished goods inventories were net of valuation reserves of $3.2 million and $1.6 million as of December 31, 2005 and 2004, respectively. Progress billings relate to tooling inventory of approximately $7.4 million and $9.7 million as of December 31, 2005 and 2004, respectively, which is included in work in process inventory in the above table.

Effective January 1, 2004, the Company changed its method for inventory costing from the last-in, first-out (LIFO) cost method to the first-in, first-out (FIFO) cost method for those operations that were using the LIFO cost method. This change in accounting method was made to provide better matching of revenues and expenses.

6. Goodwill and Intangible Assets

Goodwill was approximately $30.9 million as of December 31, 2005 and 2004. As of December 31, 2005 and 2004, $26.2 million of goodwill was allocated to the Thermal/Acoustical Segment and $4.7 million was allocated to the Filtration/Separation Segment. There were no impairments or dispositions of goodwill recorded during 2005 or 2004.

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other assets, net” in the Consolidated Balance Sheets as of December 31, 2005 and 2004:

	December 31, 2005		December 31, 2004
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
Customer lists	$180	$(180)	$180	$(180)
License agreements	377	(184)	377	(152)
Patents	788	(381)	743	(318)
Non-compete agreements	145	(122)	145	(93)
Other	73	(18)	62	(10)
Total amortized intangible assets	$1,563	$(885)	$1,507	$(753)
Unamortized intangible assets:
Trademarks	$450		$450

Amortization of intangible assets for the year ended December 31, 2005 and 2004 was $0.1 million and $0.2 million, respectively. Estimated amortization expense for intangible assets for each of the next five years is approximately $0.1 million.

7. Restructuring

As part of a strategic evaluation initiated in the fourth quarter of 2003, the Company implemented a plan to maximize production capacity utilization, reallocate administrative costs to more beneficial operational efforts and more effectively respond to market demands for increasingly faster, technologically advanced cost-effective solutions. As a result, the Company consolidated the operations of the Columbus manufacturing operation into existing Lydall facilities. The Company substantially completed the restructuring and consolidation of its domestic automotive manufacturing operations as of December 31, 2004.

Pre-tax costs for the restructuring program by type and segment were as follows:

In thousands	Severance and Related Costs	Accelerated Depreciation	Facility Exit and Move Costs	Total
Total estimated costs*	$714	$2,227	$2,507	$5,448
Costs incurred during the year ended December 31, 2003	—	(272)	—	(272)
Costs incurred during the year ended December 31, 2004	(734)	(1,955)	(2,385)	(5,074)
Costs incurred during the year ended December 31, 2005	20	—	(122)	(102)
Estimated remaining costs at December 31, 2005	$—	$—	$—	$—

In thousands	Thermal/ Acoustical	Corporate Items	Total
Total estimated costs*	$4,748	$700	$5,448
Costs incurred through December 31, 2004	(4,646)	(700)	(5,346)
Costs incurred during the year ended December 31, 2005	(102)	—	(102)
Estimated remaining costs at December 31, 2005	$—	$—	$—
*	Total estimated costs decreased by $0.1 million during the year ended December 31, 2005.

Accrued restructuring costs were as follows:

In thousands	Total
Balance as of December 31, 2004	$89
Additions	18
Accrual adjustments	(37)
Cash payments	(32)
Balance as of December 31, 2005	$38

Costs incurred, other than severance, have been expensed as incurred. Total pre-tax project costs were $5.4 million, of which $5.2 million was charged to cost of sales and $0.2 million was charged to administrative expense. In addition to these pre-tax charges, a tax charge of $0.5 million was recorded in the fourth quarter of 2003 related to the write-off of deferred tax assets that are not expected to be realized as a result of the restructuring. There were no material expected remaining pre-tax charges as of December 31, 2005.

8. Dispositions

In February 2001, the Company’s Board of Directors adopted a plan to discontinue the operations of the Paperboard Segment, consisting principally of the Southern Products and Lydall & Foulds operations. Accordingly, the operating results of this discontinued Segment were segregated from continuing operations and reported as discontinued operations. During the third quarter of 2003, the Company recorded an after-tax charge of $0.8 million, or $.05 per diluted share for additional shutdown costs and the write-off of the remaining book value of these assets.

9. Capital Stock

Preferred stock – The Company has authorized Serial Preferred Stock with a par value of $1.00. None of the 500,000 authorized shares have been issued.

Common stock – As of December 31, 2005, 1,552 Lydall stockholders of record held 16,210,079 shares of Common Stock.

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

Earnings per share – The following table provides a reconciliation of income (loss) and shares used to determine basic and diluted earnings (loss) per share.

	For the Year Ended 2005			For the Year Ended 2004			For the Year Ended 2003
In thousands except per share data	Income from Continuing Operations	Average Shares	Per Share Amount	Loss from Continuing Operations	Average Shares	Per Share Amount	Income from Continuing Operations	Average Shares	Per Share Amount
Basic earnings (loss) per share from continuing operations	$5,443	16,083	$.34	$(537)	16,078	$(.03)	$8,523	16,105	$.53
Effect of dilutive stock options	—	65	—	—	—	—	—	124	(.01)
Diluted earnings (loss) per share from continuing operations	$5,443	16,148	$.34	$(537)	16,078	$(.03)	$8,523	16,229	$.52

	For the Year Ended 2005			For the Year Ended 2004			For the Year Ended 2003
In thousands except per share data	Net Income	Average Shares	Per Share Amount	Net Loss	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount
Basic earnings (loss) per share before the cumulative effect of a change in accounting principle	$5,443	16,083	$.34	$(537)	16,078	$(.03)	$7,704	16,105	$.48
Cumulative effect of change in accounting principle	(342)	16,083	(.02)
Effect of dilutive stock options	—	65	—	—	—	—	—	124	(.01)
Diluted (loss) earnings per share	$5,101	16,148	$.32	$(537)	16,078	$(.03)	$7,704	16,229	$.47

Dilutive stock options totaling approximately 573,000 shares of Common Stock were excluded from the diluted per share computation for 2004 as the Company reported a net loss during 2004 and, therefore, the dilutive effect of these options is not included in the calculation of diluted loss per share in accordance with FAS 128. Options to purchase approximately 832,000, 511,000 and 529,000 shares of Common Stock were excluded from the 2005, 2004 and 2003 computations of diluted earnings per share, respectively, because the exercise price was greater than the average market price of the Common Stock.

10. Stock Option Plans

As of December 31, 2005, the Company had two stock option plans – the 1992 Stock Incentive Compensation Plan (1992 Plan) and the 2003 Stock Incentive Compensation Plan (2003 Plan), collectively, the “Plans” – under which employees and directors had options to purchase Common Stock. The 1992 Plan expired in May 2002; however, the 1992 Plan shall continue to govern all outstanding awards under that plan until the awards themselves are exercised or terminate in accordance with their terms. Under these Plans options were/are granted at fair market value on the grant date and expire ten years after the grant date. In most cases, options vest at a rate of 25 percent per year starting with the first anniversary of the award. The Plans provide for automatic acceleration of vesting in the event of a change in control of the Company.

On December 7, 2005, the Compensation and Stock Option Committee (the “Committee”) of the Board of Directors of the Company approved the acceleration of the vesting of certain outstanding unvested stock options granted to current employees, including officers of the Company, under the Company’s 2003 Stock Incentive Compensation Plan. Specifically, the Committee approved the acceleration of the vesting of stock options which were; (i) granted prior to December 7, 2005, (ii) had an exercise price in excess of $7.65 (the closing price of the Company’s common stock on December 7, 2005) and (iii) would have been unvested on December 31, 2005. Options to purchase approximately 216,000 shares of the Company’s common stock (of which options to purchase approximately 103,000 shares are held by officers) became vested that otherwise would have vested, on average, approximately 1.8 years from the effective date of the acceleration. The options have exercise prices ranging from $11.08 to $11.46 and a weighted average exercise price of $11.20. Aside from the acceleration of the vesting date, the terms and conditions of the stock option agreement governing the accelerated stock options remain unchanged. The Committee did not accelerate the vesting of options held by non-employee Directors of the Company.

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”) and related interpretations in accounting for its Plans. Accordingly, compensation cost is not recognized in the consolidated financial statements on the grant date or over the life of the stock options as the exercise price, set at the time of the grant, is not less than the fair market value per share at the date of grant. For purposes of APB No. 25, there was no intrinsic value for the stock options subject to the acceleration described above, as the market value of the Company’s common stock was less than the exercise prices of the accelerated options. Thus, no compensation expense was recognized in the Company’s financial statements for the fourth quarter ended December 31, 2005 related to the acceleration of these options.

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

The following is a summary of the status of the Company’s Plans as of December 31, 2005, 2004 and 2003 and changes during the years then ended:

In thousands except per share data	2005		2004		2003
Fixed Options	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price	Shares
Outstanding at beginning of year	1,322	$11.84	1,540	$12.31	1,882
Granted	281	7.86	275	11.00	284
Exercised	(43)	8.04	(137)	8.35	(75)
Forfeited/Cancelled	(391)	13.53	(356)	14.57	(551)
Outstanding at end of year	1,169	$10.47	1,322	$11.84	1,540
Options exercisable at year-end	849		816		1,030
Shares reserved for grants	657		887		1,151
Weighted-average fair value per option granted during the year	$4.23		$6.10		$6.05

For 2003, the weighted average exercise price for options outstanding at the beginning and end of the year was $12.21 and $12.31 respectively. Options with weighted-average exercise prices of $11.11, $10.26 and $11.61 were granted, exercised and forfeited in 2003, respectively.

The following table summarizes information about stock options outstanding at December 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding (in thousands)	Weighted- Average Remaining Contractual Life (in years)	Weighted- Average Exercise Price	Number Exercisable (in thousands)	Weighted- Average Exercise Price
$ 6.50 — $10.08	625	7.3	$8.66	350	$9.39
10.09 — 11.75	438	7.8	11.12	398	11.19
11.76 — 19.81	82	3.0	16.84	77	16.96
19.82 — 26.00	24	0.9	23.60	24	23.60
$ 6.50 — $26.00	1,169	7.1	$10.47	849	$11.32

The Company granted 5,400, 5,400 and 104,400 shares of restricted stock awards during 2005, 2004 and 2003, respectively. The weighted average fair value per share of restricted stock granted was $7.65, $11.08 and $11.22, respectively. During 2005 and 2004, respectively there were 1,200 shares and 400 shares of restricted stock forfeited.

11. Employer Sponsored Benefit Plans

As of December 31, 2005, the Company maintains three defined benefit pension plans that cover the majority of domestic Lydall employees. The pension plans are noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes. Effective January 1, 2006, Lydall closed the non-union pension plans to new employees hired after December 31, 2005.

The Company also provides an unfunded Supplemental Executive Retirement Plan (SERP) that provides supplemental income payments after retirement to certain senior executives. The Company recorded a curtailment gain of $0.3 million related to its SERP during the year ended December 31, 2005 to account for the impact on the SERP resulting from the departure of the Company’s Chief Operating Officer. On December 7, 2005, the Company amended the SERP and no additional participants are eligible to participate in the SERP and no further benefits will accrue under the SERP after December 31, 2005.

The Company uses a December 31 measurement date for all of its pension plans.

	December 31,
In thousands	2005	2004
Change in benefit obligation:
Net benefit obligation at beginning of year	$40,670	$33,641
Service cost	1,925	1,663
Interest cost	2,459	2,176
Plan amendments	179	—
Actuarial loss	3,267	2,133
Curtailments [1]	(701)	(70)
Special termination benefits [1]	—	54
Other [2]	—	2,404
Gross benefits paid	(1,528)	(1,331)
Net benefit obligation at end of year	$46,271	$40,670
[1]	Curtailments and Special termination benefits are a result of the closure of the Columbus operation during 2004 and the departure of the Chief Operating Officer in 2005.
[2]	Included in “Other” is the inclusion of the SERP Projected Benefit Obligation (PBO) as of December 31, 2004.

	December 31,
In thousands	2005	2004
Change in plan assets:
Fair value of plan assets at beginning of year	$27,635	$26,621
Actual return on plan assets	1,616	2,245
Contributions	1,216	100
Gross benefits paid	(1,528)	(1,331)
Fair value of plan assets at end of year	$28,939	$27,635
Funded status at end of year	$(17,332)	$(13,035)
Unrecognized net actuarial loss	16,339	13,523
Unrecognized prior service cost	290	110
Net amount recognized	$(703)	$598
Amounts recognized in the consolidated balance sheets consist of:
Accrued benefit liability	$(1,702)	$(1,960)
Additional minimum liability	(11,840)	(7,676)
Intangible assets	350	184
Accumulated other comprehensive income	12,489	10,050
Net amount recognized	$(703)	$598

The accumulated benefit obligation for all defined benefit pension plans was $42.5 million and $37.3 million as of December 31, 2005 and 2004, respectively.

During 2005 and 2004, the Company contributed $1.2 million and $0.1 million, respectively, to its defined benefit pension plans.

The increase in the minimum pension liability (net of tax) included in Other Comprehensive Income was $1.5 million and $0.8 million for the years ended December 31, 2005 and 2004, respectively.

Aggregated information for pension plans with an accumulated benefit obligation in excess of plan assets is provided in the table below:

	December 31,
In thousands	2005	2004
Projected benefit obligation	$46,271	$40,670
Accumulated benefit obligation	$42,478	$37,271
Fair value of plan assets	$28,939	$27,635

Components of net periodic benefit cost:

	For the years ended December 31,
In thousands	2005	2004	2003
Service cost	$1,925	$1,663	$1,382
Interest cost	2,459	2,176	2,015
Expected return on plan assets	(2,400)	(2,284)	(1,679)
Special termination benefit charge	—	54	—
Curtailment gain	(301)	—	—
Amortization of:
Transition asset	—	—	(17)
Prior service cost	—	1	1
Unrecognized actuarial loss	834	763	682
Total net periodic benefit cost	$2,517	$2,373	$2,384

SERP expense (not included in this table) was $0.2 million for the years ended December 31, 2004 and 2003.

The major assumptions used in determining the year-end benefit obligation and annual net cost for pension plans are presented in the following table:

	Benefit Obligation		Net Cost
For the years ended December 31,	2005	2004	2005	2004	2003
Discount rate	5.65%	5.90%	5.90%	6.25%	6.75%
Salary scale	4.0% - 4.5%	3.5% - 4.5%	3.5% - 4.5%	3.5% - 4.0%	3.5% - 4.5%
Expected return on plan assets	8.50%	8.75%	8.75%	8.75%	8.75%

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

The following table presents the target allocation of pension plan assets for 2006 and the actual allocation of plan assets as of December 31, 2005 and 2004 by major asset category:

	Target Allocation	Actual Allocation of Plan Assets December 31,
Asset Category	2006	2005	2004
Equity securities	60% - 80%	72%	67%
Fixed income securities	20% - 40%	23%	30%
Cash and cash equivalents and other	0% - 5%	5%	3%

Estimated Future Contributions and Benefit Payments

The Company expects to contribute approximately $5.4 million in cash to its defined benefit pension plans in 2006.

Estimated future benefit payments for the next 10 years are as follows:

In thousands	2006	2007	2008	2009	2010	2011-2015
Benefit payments	$1,412	$1,478	$1,659	$1,793	$1,921	$12,893

Employee Savings Plans

The Company also sponsors an Employee Stock Purchase Plan and 401(k) Plan. Employer contributions to these plans amounted to $1.3 million in 2005, $1.3 million in 2004 and $1.4 million in 2003.

12. Segment Information

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

The table below presents net sales and operating income by segment as used by the Chief Executive Officer of the Company for the years ended December 31, 2005, 2004 and 2003 and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income for the years ended December 31, 2005, 2004 and 2003.

Consolidated Net Sales	For the Years Ended December 31,
(in thousands)	2005	2004	2003
Thermal/Acoustical:
Automotive	$165,097	$138,832	$130,401
Passive thermal	26,198	26,442	23,359
Active thermal	19,308	18,358	14,936
Thermal/Acoustical Segment net sales	$210,603	$183,632	$168,696
Filtration/Separation:
Filtration	$58,022	$66,528	$58,334
Vital Fluids	10,223	15,559	17,113
Filtration/Separation Segment net sales	$68,245	$82,087	$75,447
Other Products and Services:
Transport, distribution and warehousing Services	$21,816	$20,589	$21,145
Specialty products	8,431	9,281	8,672
Other Products and Services net sales	$30,247	$29,870	$29,817
Eliminations and Other	(2,610)	(1,987)	(1,727)
Consolidated Net Sales	$306,485	$293,602	$272,233

Operating Income by Segment	For the Years Ended December 31,
(in thousands)	2005	2004	2003
Thermal/Acoustical	$17,994	$7,269	$19,669
Filtration/Separation	4,852	11,045	8,792
Other Products and Services	1,961	2,457	2,033
Corporate Office Expenses	(17,142)	(20,446)	(16,645)
Consolidated Operating Income	$7,665	$325	13,849

Asset information by reportable segment is not reported since the Chief Executive Officer does not use such information internally.

Net sales by geographic area for the years ended December 31, 2005, 2004 and 2003 and long-lived asset information by geographic area as of December 31, 2005, 2004 are as follows:

	Net Sales			Long-Lived Assets
In thousands	2005	2004	2003	2005	2004
United States	$215,371	$206,960	$204,595	$100,216	$96,678
France	38,199	28,601	21,302	21,162	28,832
Germany	52,915	58,041	46,336	28,610	33,398
Total	$306,485	$293,602	$272,233	$149,988	$158,908

Foreign sales are based on the country in which the sales originated (i.e., where the legal entity is domiciled).

All prior periods in the tables above have been reclassified to reflect the adoption of EITF 00-10 which required the Company to reclass revenues earned from shipping and handling costs directly billed to customers from cost of sales to net sales.

For 2005 and 2004, the only customer that individually comprised greater than 10 percent of the Company’s consolidated net sales was DaimlerChrysler AG. For 2003, Lydall had two customers that individually comprised greater than 10 percent of consolidated net sales, Ford Motor Company and DaimlerChrysler AG. Sales to DaimlerChrysler AG in 2005, 2004 and 2003 were $40.8 million, $39.6 million and $29.1 million, respectively. Sales to Ford Motor Company in 2003 were $45.1 million. These sales were reported in the Thermal/Acoustical Segment.

13. Income Taxes

The provision for income taxes from continuing operations consists of the following:

	For the years ended December 31,
In thousands	2005	2004	2003
Current:
Federal	$(121)	$(28)	$1,244
State	252	216	428
Foreign	1,057	267	283
Total current	1,188	455	1,955
Deferred:
Federal	(1,053)	(882)	13,950
State	(246)	121	1,128
Foreign	1,728	88	(12,558)
Total deferred	429	(673)	2,520
Provision for income taxes	$1,617	$(218)	$4,475

The following is a reconciliation of the difference between the actual provision for income taxes from continuing operations and the provision computed by applying the federal statutory tax rate on earnings:

	For the years ended December 31,
In thousands	2005	2004	2003
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax deduction	(14.4)	(23.0)	1.4
Exempt export and foreign income	(2.4)	28.8	(2.2)
Net benefit of recognition of foreign deferred tax assets	(2.6)	25.2	(6.2)
Reserve for tax contingencies	(3.2)	(43.5)	1.5
Adjustments from tax provision to final returns	(2.1)	1.0	(0.4)
Valuation allowance for domestic net operating losses and credits	11.4	6.3	6.4
Other	2.2	0.1	(0.1)
Effective income tax rate	22.9%	28.9%	34.4%

The other line item above includes mainly non-deductible expenditures such as meals and entertainment and non-taxable income such as the increase in cash surrender value of officers’ life insurance.

Management has provided a valuation allowance at the end of 2005, 2004 and 2003 for certain state net operating loss carryforwards and tax credits including some associated with the Columbus, Ohio plant. Due to consolidation of the Columbus operation into other facilities, the benefits associated with the net operating losses and credits will probably not be fully utilized. Additionally, there are other domestic state net operating loss carryforwards and state tax credits that management has determined may not be utilized before their expiration. These valuation allowances have been included as a component of 2005, 2004 and 2003 tax expense.

During 2003, the Company reversed a valuation allowance against foreign deferred tax assets as management expects that the assets, primarily net operating losses, will more likely than not be recognized. Upon recognition of the deferred tax assets in the foreign jurisdiction, the Company was required to record a domestic deferred tax liability to offset those same foreign assets as the foreign operation is treated as a disregarded entity for U.S. tax purposes. This resulted in a benefit, calculated as the difference between the effective rate in the foreign jurisdiction and the effective rate in the U.S.

The following schedule presents net current and net long-term deferred tax assets and liabilities by tax jurisdiction as of December 31, 2005 and 2004:

	2005		2004
	Deferred Tax Assets		Deferred Tax Assets
In thousands	Current	Long-term	Current	Long-term
Federal	$1,104	$—	$608	$—
State	401	—	414	—
Foreign	1,166	8,151	1,796	11,208
Totals	$2,671	$8,151	$2,818	$11,208

	2005		2004
	Deferred Tax Liabilities		Deferred Tax Liabilities
In thousands	Current	Long-term	Current	Long-term
Federal	$—	$15,946	$—	$18,988
State	—	1,386	—	1,844
Foreign	463	—	—	474
Totals	$463	$17,332	$—	$21,306

The net deferred tax liabilities consist of the following as of December 31, 2005 and 2004:

	December 31,
In thousands	2005	2004
Deferred tax assets:
Accounts receivable	$314	$320
Imputed interest expense	—	5,557
Inventories	904	709
Net operating loss carryforwards	10,066	10,955
Other accrued liabilities	1,452	1,749
Pension	5,138	4,148
Tax credits	2,346	923
Other, net	3,401	849
Total deferred tax assets	$23,621	$25,210
Deferred tax liabilities:
Domestic liability of foreign assets	$8,480	$11,957
Intangible assets	5,546	4,047
Property, plant and equipment	14,990	15,504
Total deferred tax liabilities	29,016	31,508
Valuation allowance	1,578	982
Net deferred tax liabilities	$6,973	$7,280

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

For the years ended December 31, 2005, 2004 and 2003, income from continuing operations before income taxes was derived from the following sources:

	For the years ended December 31,
In thousands	2005	2004	2003
United States	$(2,869)	$(1,135)	$9,634
Foreign	9,929	380	3,364
Total income (loss) from continuing operations before income taxes	$7,060	$(755)	$12,998

At December 31, 2005, the Company has approximately $0.2 million and $11.9 million of federal regular and alternative minimum tax net operating loss carryforwards, approximately $23.0 million of foreign net operating loss carryforwards and approximately $27.3 million of state net operating loss carryforwards. The federal net operating loss carryforwards will begin to expire in 2022 and the state net operating loss carryforwards expire between 2007 and 2025. The majority of the foreign net operating loss carryforwards have no expiration. The Company has provided a valuation reserve against $8.9 million of state net operating loss carryforwards relating mainly to the consolidation of the Columbus, Ohio plant.

In addition, the Company has $0.2 million and $1.1 million of federal and state tax credit carryforwards, respectively. The Company provided a valuation reserve against $1.0 million of state income tax credits of which $0.1 million related to the Columbus, Ohio plant.

14. Commitments and Contingencies

Leases

The Company has operating leases that resulted in an expense of $6.1 million in 2005, $5.1 million in 2004 and $4.5 million in 2003. These contracts include building, office equipment, vehicle and machinery leases that require payment of property taxes, insurance, repairs and other operating costs.

In April 2005, Lydall Gerhardi GmbH and Co. KG, a second-tier subsidiary of Lydall, Inc., entered into a capital lease agreement for a high speed manufacturing line with GEFA Leasing GmbH. The lease has a 7 year term, an effective interest rate of 4.25 percent and aggregate principal payments of €2,995,000. The lease also contains a purchase option, which provides the Company with the option to purchase the equipment anytime after the fourth year of the lease term for a stated percentage of the original purchase price. Principal and interest payments are required monthly.

In December 2003, the Company entered into an agreement to lease the land and building of the St. Nazaire operating facility in France. Capital lease payments began in the third quarter of 2004.

Approximate future minimum lease payments under noncancelable leases are:

	Payments due by Period
In thousands	Operating Lease Payments	Capital Lease Payments	Total
2006	$4,378	$1,173	$5,551
2007	3,557	1,261	4,818
2008	2,716	1,261	3,977
2009	2,373	1,261	3,634
2010	1,503	1,261	2,764
Thereafter	5,500	4,175	9,675
Total	20,027	10,392	30,419
Interest on capital leases	—	(1,871)	(1,871)
Total	$20,027	$8,521	$28,548

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

In December 2005, the Company recorded $1.3 million in other income, net related to the reversal of an environmental accrual related to previously divested facilities in Germany. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company determined that it was no longer probable, but remote, that the Company would incur any environmental remediation expense related to the divested facilities.

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

In January 2005, the Charter Medical, Ltd. subsidiary of Lydall announced a voluntary product recall of certain of its blood transfer and storage products upon the discovery of procedural deficiencies in the sterilization validation process. Neither the Company nor Charter Medical has been notified of any adverse events or reports from customers with regard to these products. The Company resumed shipment of these products during the third quarter of 2005. The Company estimated the cost of the recall and resultant corrective actions to be approximately $0.5 million to $0.6 million and the Company accrued $0.5 million related to this matter during the fourth quarter of 2004. As of December 31, 2005, the actual costs incurred continue to be in-line with the original estimate.

15. Comprehensive Income (Loss)

The following table discloses the balance by classification within accumulated other comprehensive loss:

In thousands	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Instruments	Minimum Pension Liability Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2003	$(3,880)	$(31)	$(5,259)	$(9,170)
Change year-to-date	4,613	(8)	(153)	4,452
Balance at December 31, 2003	733	(39)	(5,412)	(4,718)
Change year-to-date	3,315	(41)	(818)	2,456
Balance at December 31, 2004	4,048	(80)	(6,230)	(2,262)
Change year-to-date	(5,714)	80	(1,513)	(7,147)
Balance at December 31, 2005	$(1,666)	$0	$(7,743)	$(9,409)

16. Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial results for 2005 and 2004. In management’s opinion, all material adjustments necessary to present fairly the information for such quarters have been reflected.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
In thousands except per share data	2005	2004	2005	2004	2005	2004	2005	2004
Net sales	$72,521	$72,415	$81,474	$74,659	$74,999	$70,630	$77,491	$75,898
Gross margin	16,080	15,221	17,311	15,584	16,665	13,682	13,865	13,043
Income (loss) before Cumulative Effect of Change in Accounting Principle	643	938	2,092	644	1,365	(885)	1,343	(1,234)
Cumulative Effect of Change in Accounting Principle	—	—	—	—	—	—	(342)	—
Net income (loss)	$643	$938	$2,092	$644	$1,365	$(885)	$1,001	$(1,234)
Basic earnings (loss) per share:
Income (loss) before Cumulative Effect of Change in Accounting Principle	$0.04	$0.06	$0.13	$0.04	$0.08	$(0.06)	$0.08	$(0.08)
Cumulative Effect of Change in Accounting Principle	—	—	—	—	—	—	(0.02)	—
Net income (loss)	$0.04	$0.06	$0.13	$0.04	$0.08	$(0.06)	$0.06	$(0.08)
Diluted earnings (loss) per share:
Income (loss) before Cumulative Effect of Change in Accounting Principle	$0.04	$0.06	$0.13	$0.04	$0.08	$(0.06)	$0.08	$(0.08)
Cumulative Effect of Change in Accounting Principle	—	—	—	—	—	—	(0.02)	—
Net income (loss)	$0.04	$0.06	$0.13	$0.04	$0.08	$(0.06)	$0.06	$(0.08)

The sum of the quarterly amounts for 2005 and 2004 do not agree to the full year amounts in the Consolidated Statements of Operations due to rounding.

The results for the quarter ended December 31, 2005 include a $1.3 million adjustment to an environmental reserve (See Note 14). Also, during the quarter ended December 31, 2005, the Company adjusted its accounting for lease expenses at the Company’s transport, distribution and warehousing business and the deferred tax assets at certain foreign jurisdictions. The impact of the latter adjustments was to increase cost of sales by $0.2 million and decrease income tax expense by $0.3 million.

Schedule II

LYDALL, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2005, 2004 AND 2003

In thousands	Balance at January 1,	Charges to Costs and Expenses	Charges (Deductions) to Other Accounts	Deductions	Balance at December 31,
2005
Allowance for doubtful receivables	$1,250	$498	$(52)[2]	$(291)[1]	$1,405[6]
Inventory valuation reserves	1,567	2,373	(44)[2]	(740)[3]	3,156
Reserve for future tax benefits	982	832	—	(236)[4]	1,578
2004
Allowance for doubtful receivables	$619	$958[6]	$33[2]	$(360)[1]	$1,250
Inventory valuation reserves	1,375	1,001	22[2]	(831)[3]	1,567
Reserve for future tax benefits	821	414	—	(253)[4]	982
2003
Allowance for doubtful receivables	$703	$211	$53[2]	$(348)[1]	$619
Inventory valuation reserves	808	860	36[2]	(329)[3]	1,375
Reserve for future tax benefits	7,326	4,862	—	(11,367)[5]	821
[1]	Uncollected receivables written off and recoveries.
[2]	Foreign currency translation adjustments.
[3]	Write-off of obsolete inventory and adjustments to valuation reserves.
[4]	Reduction to income tax expense.
[5]	The Company reversed a valuation allowance of $7.3 million against foreign deferred tax assets as management expects that the assets, primarily net operating losses, will more likely than not be recognized. Upon recognition of the deferred tax assets in the foreign jurisdiction, the Company was required to record a domestic deferred tax liability to offset those same foreign assets as the Company treats the foreign operation as a disregarded entity for U.S. tax purposes. The benefit, calculated as the difference in the effective rate in the foreign jurisdiction and the effective rate in the U.S., has been reported as a net benefit at the end of the tax year. In connection with the filing of the German subsidiary’s prior years’ tax returns in 2003, such subsidiary’s December 31, 2002 deferred tax assets, liabilities and valuation allowance were adjusted. This adjustment, recorded in 2003, was to increase deferred tax assets by approximately $4.0 million, primarily related to the subsidiary’s 2000 net operating loss carryforward. Such increase was entirely offset by a valuation allowance of the same amount. The ultimate reversal of the subsidiary’s valuation allowance resulted in the requirement to record a domestic deferred tax liability.
[6]	Includes a $0.5 million reserve recorded during 2004 for the remaining balance of the note receivable associated with the sale of certain assets of the fiberboard operation in 2001, which was included within “Prepaid expenses and other current assets, net” on the Consolidated Balance Sheets as of December 31, 2005 and 2004.

S-1