Form 10-Q
period 2006-03-31
LYDALL INC /DE/
filed 2006-05-09
CIK 60977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $.10 par value per share.

Total Shares outstanding April 28, 2006	16,210,679

LYDALL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Quarter Ended March 31,
	2006	2005
	(Unaudited)
Net sales	$82,188	$72,521
Cost of sales	64,256	56,441

Gross margin	17,932	16,080
Selling, product development and administrative expenses	14,510	14,703

Operating income	3,422	1,377
Interest expense	455	330
Other (income) expense, net	(63)	50

Income before income taxes	3,030	997
Income tax expense	1,118	354

Net income	$1,912	$643

Earnings per share:
Basic	$.12	$.04
Diluted	$.12	$.04

Weighted average number of common shares outstanding:
Basic	16,137	16,061
Diluted	16,197	16,183

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,206	$2,162
Accounts receivable, net	57,548	52,295
Inventories, net	34,778	36,754
Prepaid expenses and other current assets, net	7,234	7,050

Total current assets	101,766	98,261

Property, plant and equipment, at cost	207,896	204,421
Accumulated depreciation	(105,361)	(100,963)

Net, property, plant and equipment	102,535	103,458

Goodwill	30,884	30,884
Other assets, net	16,025	15,646

Total assets	$251,210	$248,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,037	$3,185
Accounts payable	23,815	23,751
Accrued payroll and other compensation	6,239	5,681
Other accrued liabilities	9,425	7,939

Total current liabilities	40,516	40,556

Long-term debt	29,457	30,256
Deferred tax liabilities	18,028	17,332
Pension and other long-term liabilities	16,753	16,876
Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	2,255	2,255
Capital in excess of par value	46,004	46,186
Unearned compensation	—	(330)
Retained earnings	170,420	168,508
Accumulated other comprehensive loss	(8,242)	(9,409)

	210,437	207,210

Treasury stock, at cost	(63,981)	(63,981)

Total stockholders’ equity	146,456	143,229

Total liabilities and stockholders’ equity	$251,210	$248,249

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Quarter Ended March 31,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$1,912	$643
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,927	3,696
Accretion of asset retirement obligations	68	—
Deferred income taxes	377	(104)
Stock based compensation	141	78
Loss on disposition of property, plant and equipment	26	52
Changes in operating assets and liabilities:
Accounts receivable	(5,020)	(1,300)
Inventories	2,222	(4,495)
Accounts payable	10	2,133
Accrued payroll and other compensation	1,298	525
Other, net	200	(563)

Net cash provided by operating activities	5,161	665

Cash flows from investing activities:
Capital expenditures	(1,959)	(5,416)

Net cash used for investing activities	(1,959)	(5,416)

Cash flows from financing activities:
Debt proceeds	23,800	34,800
Debt repayments	(27,031)	(30,173)
Common stock issued	7	128

Net cash (used) provided by financing activities	(3,224)	4,755

Effect of exchange rate changes on cash	66	(98)

Increase (decrease) in cash and cash equivalents	44	(94)
Cash and cash equivalents at beginning of period	2,162	1,580

Cash and cash equivalents at end of period	$2,206	$1,486

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statement Presentation

Lydall designs and manufactures specialty engineered automotive thermal and acoustical barriers, passive and active industrial thermal and insulating solutions, air and liquid filtration media, medical filtration media and devices and biopharmaceutical processing components for demanding thermal/acoustical and filtration/separation applications.

The accompanying condensed consolidated financial statements include the accounts of Lydall, Inc. and its subsidiaries (collectively, the “Company” or the “Registrant”). All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated financial statements have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s annual financial statements for the year ended December 31, 2005, except for the Company adopting Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” on January 1, 2006 (See Note 5). The year-end condensed consolidated balance sheet was derived from the December 31, 2005 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Management believes that all adjustments, which include only normal recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods reported, have been included. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior year components of the condensed consolidated financial statements have been reclassified to be consistent with current year presentation.

2. Accounting for Conditional Asset Retirement Obligations

In March 2005, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (“FIN 47”). This interpretation clarified the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. The Company adopted FIN 47 on October 1, 2005 and determined that conditional legal obligations existed for certain of the Company’s owned and leased facilities related primarily to building materials and leasehold improvements. The Company recorded a liability for conditional asset retirement obligations of approximately $0.6 million as of December 31, 2005.

The following table illustrates the effect on net income and earnings per share as if FIN 47 had been applied during the quarter ended March 31, 2005:

In thousands except per share amounts		Quarter Ended March 31, 2005
Net income	– as reported	$643
Less:	Total depreciation and interest accretion costs, net of tax	(9)

Net income	– pro forma	$634

Basic earnings per common share:
Net income	– as reported	$.04
Net income	– pro forma	$.04
Diluted earnings per common share:
Net income	– as reported	$.04
Net income	– pro forma	$.04

Accrued liabilities for conditional asset retirement obligations as of March 31, 2006 were as follows:

In thousands	Total
Balance as of December 31, 2005	$620
Accretion	68
Other	9

Balance as of March 31, 2006	$697

3. Inventories

Inventories, net of valuation reserves, as of March 31, 2006 and December 31, 2005 were as follows:

In thousands	March 31, 2006	December 31, 2005
Raw materials	$13,929	$14,295
Work in process	12,164	12,017
Finished goods	9,388	11,077

	35,481	37,389
Less: Progress billings	(703)	(635)

Total inventories	$34,778	$36,754

Raw materials, work in process and finished goods inventories were net of valuation reserves of $2.7 million and $3.2 million as of March 31, 2006 and December 31, 2005, respectively. Progress billings relate to tooling inventory, which is included in work in process inventory in the above table.

4. Earnings Per Share

Basic and diluted earnings per common share are calculated in accordance with the provisions of SFAS No. 128, “Earnings per Share.” Basic earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock options and stock awards, where such effect is dilutive.

	Quarter Ended March 31, 2006			Quarter Ended March 31, 2005
In thousands except per share amounts	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount
Basic earnings per share	$1,912	16,137	$.12	$643	16,061	$.04
Effect of dilutive options and awards	—	60	—	—	122	—

Diluted earnings per share	$1,912	16,197	$.12	$643	16,183	$.04

Options to purchase approximately 0.8 million and 0.6 million shares of common stock were excluded from the March 31, 2006 and 2005 computations of diluted earnings per share, respectively, because the exercise price was greater than the average market price of the Company’s common stock.

5. Stock Based Compensation

The Company has stock-based compensation plans under which incentive and non-qualified stock options and restricted shares may be granted to employees and outside directors from common stock or treasury shares. Options issued by the Company under its stock option plans have a term of ten years and generally vest ratably over a period of four years. Restricted grants are expensed over the vesting period of the award. Under all stock option plans, the exercise price of the stock option is set on the grant date and may not be less than the fair market value per share on that date.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires that companies account for awards of equity instruments under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method, and in connection therewith compensation expense was recognized in its consolidated statement of operations for the three months ended March 31, 2006. The financial statements of prior interim periods do not reflect any restated amounts. The Company recognizes expense on a straight-line basis over the vesting period of the entire award. Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. The effect of changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods. The Company estimates the fair value of option grants based on the Black Scholes option-pricing model. Expected volatility and expected term are based on historical information. The Company determined that its future volatility and expected term are not likely to differ from the Company’s historical stock price volatility and historical exercise data, respectively.

Prior to January 1, 2006, the Company recorded stock-based compensation in accordance with the provisions of APB Opinion 25. The Company estimated the fair value of stock option awards in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and disclosed the resulting estimated compensation effect on net income on a pro forma basis. Forfeitures of employee awards were provided in the pro forma effects as they occurred.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before income taxes and net income for the three months ended March 31, 2006 were approximately $0.1 million lower than if the Company had continued to account for share based compensation under APB Opinion No. 25. There was no impact on basic or diluted earnings per share. During the quarter ended March 31, 2006, the Company incurred approximately $0.1 million in expense for all stock-based compensation plans, including restricted stock awards, which is recorded in selling, product development and administrative expense. At March 31, 2006, the total unrecognized compensation cost related to non-vested awards was approximately $1.2 million, with a weighted average expected amortization period of 3.1 years.

Compensation for restricted stock is recorded based on the market value of the stock on the grant date and amortized to expense over the vesting period of the award. Prior to January 1, 2006, the Company capitalized the full amount of the restricted stock as unearned compensation with an offset to additional paid-in-capital. Upon adoption of SFAS 123(R) on January 1, 2006, the Company eliminated the unamortized balance of $0.3 million against additional paid-in-capital.

The following table illustrates the pro forma effect on net income and earnings per share for compensation cost for the first quarter ended March 31, 2005 had compensation cost been recognized for the Company’s stock based compensation based on the fair value of the options at the grant dates using the Black-Scholes fair value method for option pricing.

In thousands except per share amounts		Quarter Ended March 31, 2005
Net income	– as reported	$643
Add:	Stock-based employee compensation expense included in net income, net of related tax effects	50
Less:	Total stock-based employee compensation expense under FAS 123, using the fair value method, net of related tax effects	(275)

Net income	– pro forma	$418

Basic earnings per common share:
Net income	– as reported	$.04
Net income	– pro forma	$.03
Diluted earnings per common share:
Net income	– as reported	$.04
Net income	– pro forma	$.03

The amounts included in the table above have been adjusted to correct the amount of stock-based compensation expense previously reported under FAS 123. The amounts above have been adjusted in order to reflect the impact of forfeitures of stock options on the reported stock-based employee compensation expense.

The following table is a summary of option activity of the Company’s Plans during the quarter ended March 31, 2006:

In thousands except per share data
Fixed Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,169	$10.47
Granted	—	$—
Exercised	(1)	$7.19
Forfeited/Cancelled	(8)	$9.75

Outstanding at March 31, 2006	1,160	$10.48	6.70	$661

Options exercisable at March 31, 2006	846	$11.33	5.73	$146

There were no options granted during the quarters ended March 31, 2006 and 2005. The total intrinsic value of options exercised during the quarters ended March 31, 2006 and 2005, was less than $0.1 million.

The following is a summary of the status of the Company’s nonvested restricted shares as of March 31, 2006, and changes during the quarter ended March 31, 2006:

In thousands except per share data
Nonvested Restricted Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2005	74	$10.95
Granted	—	$—
Vested	—	$—
Forfeited	(1)	$11.08

Nonvested at March 31, 2006	73	$10.95

In August 2003, the Company’s Board of Directors approved a Stock Repurchase Program (the “Repurchase Program”) to mitigate the potentially dilutive effects of stock options and shares of restricted and unrestricted stock granted by the Company. Under the Repurchase Program, shares may be purchased by the Company up to the quantity of shares underlying options and other equity-based awards granted after January 1, 2003 under shareholder approved plans. Under the current terms and conditions of its domestic revolving credit facility, the Company’s stock repurchase activity is limited to no more than $1.8 million in any fiscal quarter and no more than $5 million during any fiscal year. As of March 31, 2006, there were approximately 0.7 million shares remaining available for purchase under the Repurchase Program. No shares were repurchased in the first quarter of 2006.

6. Employer Sponsored Benefit Plans

As of March 31, 2006, the Company maintains three defined benefit pension plans (“pension plans”) that cover the majority of domestic Lydall employees. The pension plans are noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes.

The Company expects to contribute up to $5.4 million in cash to its defined benefit pension plans in 2006. Contributions of $1.0 million were made during the quarter ended March 31, 2006 and no contributions were made during the quarter ended March 31, 2005.

Effective January 1, 2006, Lydall closed its defined benefit pension plans to new employees hired after December 31, 2005, who are not covered under a collective bargaining agreement.

On April 27, 2006, the Board of Directors of the Company approved an amendment to certain of the Company’s domestic defined benefit pension plans, effective June 30, 2006, which provides that benefits under these pension plans will stop accruing for all eligible employees not covered under a collective bargaining agreement. Concurrently, the Board of Directors approved an increase in the Company’s matching cash contribution to the Company’s 401(k) plan. As a result of these actions, the Company expects a net reduction in its employee sponsored benefit plans’ expense of approximately $0.5 million-$0.7 million in the second half of 2006 and a net reduction of $1.5 million-$2.0 million on an annual basis, based on year-end 2005 pension plan assumptions. The Company does not expect these actions will result in a significant pension curtailment expense during the second quarter of 2006.

The Company also maintains an unfunded Supplemental Executive Retirement Plan (SERP) that provides supplemental income payments after retirement to certain senior executives. On December 7, 2005, the Company amended the SERP so that no additional participants will be eligible to participate in the SERP and no further benefits will accrue under the SERP after December 31, 2005.

The following is a summary of the components of net periodic benefit cost for the quarters ended March 31, 2006 and March 31, 2005:

In thousands	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
Components of net periodic benefit cost:
Service cost	$562	$454
Interest cost	676	618
Expected return on assets	(642)	(596)
Amortization of unrecognized actuarial loss	269	212

Net periodic benefit cost	$865	$688

7. Comprehensive Income

Comprehensive income (loss) for the periods ended March 31, 2006 and 2005 was as follows:

In thousands	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
Net income	$1,912	$643
Changes in accumulated other comprehensive income (loss):
Foreign currency translation adjustments	1,154	(2,507)
Unrealized gain on derivative instruments, net of tax	13	70

Total comprehensive income (loss)	$3,079	$(1,794)

8. Segment Information

Lydall’s reportable segments are: Thermal/Acoustical and Filtration/Separation. All other businesses are aggregated in Other Products and Services. For a full description of each segment, refer to the “Notes to Consolidated Financial Statements” reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

In thousands	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
Thermal/Acoustical:
Automotive	$43,129	$37,366
Passive thermal	7,859	6,269
Active thermal	5,369	4,164

Thermal/Acoustical Segment net sales	$56,357	$47,799
Filtration/Separation:
Filtration	$14,652	$15,518
Vital Fluids	3,725	1,978

Filtration/Separation Segment net sales	$18,377	$17,496
Other Products and Services:
Transport, distribution and warehousing services	$5,533	$5,283
Specialty products	2,535	2,476

Other Products and Services net sales	$8,068	$7,759
Eliminations and Other	(614)	(533)

Consolidated Net Sales	$82,188	$72,521

Operating income by segment was as follows:

In thousands	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
Thermal/Acoustical	$6,247	$3,867
Filtration/Separation	958	1,907
Other Products and Services	563	590
Corporate Office Expenses	(4,346)	(4,987)

Consolidated Operating Income	$3,422	$1,377

9. Recently Issued Accounting Standards

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“FAS 155”). The Statement eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments and also provides a fair value measurement election. FAS 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Item	2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Factors That May Affect Future Results

In the interest of more meaningful disclosure, Lydall and its management make statements regarding the future outlook of the Company, which constitute “forward-looking statements” under the securities laws. These forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company, based on assumptions and estimates currently believed to be valid. Forward-looking statements are included under the “Overview and Outlook” section of this Item and elsewhere within this report and are generally identified through the use of language such as “believe,” “expect,” “may,” “plan,” “project,” “estimate,” “anticipate” and other words of similar meaning in connection with the discussion of future operating or financial performance. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Some of the factors that might cause such a difference include risks and uncertainties which are detailed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Note Concerning Factors That May Affect Future Results” and “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. These risks include, among others: a major downturn of the automotive market, which accounted for approximately 52 percent of Lydall’s first quarter 2006 sales, dependence on large customers, pricing for automotive products, unforeseen changes in raw material pricing and supply, specifically, aluminum and other metals used in most of the Company’s heat-shield products and various fibers used in thermal/acoustical and filtration/separation products. In addition, increases in energy pricing, inherent risks at international operations, the timing and performance of new-product introductions, and compliance with environmental laws and regulations can impact Lydall’s projected results. Lydall does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company.

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

The global automotive industry is sensitive to changes in certain economic and competitive conditions. Based upon market information, our customers, particularly the “Big 3” domestic automotive manufacturers, are currently being impacted by some of these conditions, which could continue to adversely affect vehicle production volumes. While the Company experienced approximately 15 percent growth in global automotive net sales in the first quarter of 2006 compared with the first quarter of 2005, a reduction in vehicle production volumes, or a major decline in the production of specific vehicles in which Lydall has significant content could have a material adverse effect on the Company’s profitability in future quarters.

Current environmental and economic conditions could also impact Lydall’s business segments. Significant increases in energy costs, as well as increases in raw material pricing, specifically, aluminum used in most of the Company’s heat-shield products and various fibers used in thermal/acoustical as well as filtration/separation products, could increase manufacturing costs. The Company expects its aluminum costs to increase during the remainder of 2006, which could lower operating income in future periods, should the Company not have the ability to pass some or all of these incremental costs on to its customers.

Operational Matters

During the first quarter of 2006, the Company’s air filtration business, included in the Company’s Filtration/Separation Segment, continued to be negatively impacted by a price competitive market as well as higher per-unit manufacturing costs, resulting in lower sales and operating income. This trend is expected to continue during the remainder of 2006.

In January 2005, the Charter Medical, Ltd. subsidiary of Lydall announced a voluntary product recall of certain of its blood transfer and storage products upon the discovery of procedural deficiencies in the sterilization validation process. Neither the Company nor Charter Medical has been notified of any adverse events or reports from customers with regard to these products. The Company resumed shipment of these products during the third quarter of 2005. Blood product sales of Vital Fluids’ products increased by $1.1 million in the first quarter of 2006, compared to the same period in 2005, and increased by $0.3 million compared to the fourth quarter of 2005 as a result of the Company beginning to re-gain market share that had been lost due to the product recall in early 2005.

The costs associated with the on-going compliance with the requirements of Section 404 of the Sarbanes-Oxley Act (“SOX”) were $0.2 million in the first quarter of 2006, a reduction of $1.1 million from the first quarter of 2005. The Company does not expect a further significant reduction in SOX costs from the $0.2 million recorded in the first quarter of 2006.

During 2006, the Company will continue to focus on the company-wide launch of Lean Six Sigma. As a result, several programs are underway to target profitability improvement throughout the Company, including initiatives to reduce costs, promote sales growth and improve efficiencies. As this process continues, the Company anticipates that these efforts will identify ways to improve processes and work flow, reduce costs and leverage synergies across the organization. The Company has started to see a positive impact on operating margins in its automotive business partially as a result of Lean Six Sigma initiatives. However, the Company cannot determine the timing and future impact of these initiatives at this time.

Results of Operations

The following table presents selected statement of operations line items for the first quarter of 2006 on a comparative basis with the first quarter of 2005 expressed as a relative percentage of consolidated net sales:

In thousands	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005
Net sales	100.0%	100.0%
Cost of sales	78.2%	77.8%
Gross margin	21.8%	22.2%
Selling, product development and administrative expenses	17.7%	20.3%
Operating income	4.2%	1.9%
Net income	2.3%	0.9%

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three month periods ended March 31, 2006 (Q1-06) and March 31, 2005 (Q1-05)

Net Sales

In thousands	Quarter Ended
	Q1-06	Q1-05	Percent Change
Net sales	$82,188	$72,521	13.3%

The increase in net sales in 2006 of $9.7 million or 13.3 percent, compared with 2005, was primarily the result of increased sales from the Thermal/Acoustical segment. Foreign currency translation decreased net sales by $1.9 million or 2.7 percent for the current period. After removing the unfavorable impact of foreign currency translation, the overall increase in net sales of $11.6 million was a result of improved sales primarily in the Thermal/Acoustical segment of $10.0 million, including a $7.1 million increase in automotive net sales. In addition, the Filtration/Separation segment net sales increased by $1.4 million, excluding the negative impact of foreign currency translation, as a result of a $1.7 million increase in Vital Fluids’ products net sales, offset by lower air filtration media sales.

Gross Margin

In thousands	Quarter Ended
	Q1-06	Q1-05	Percent Change
Gross margin	$17,932	$16,080	11.5%
Percentage of sales	21.8%	22.2%

The decrease in gross margin percentage in 2006 to 21.8 percent from 22.2 percent in 2005 was principally due to reduced gross margins in the Company’s Filtration/Separation segment. The combination of lower sales volume and the resultant higher per-unit manufacturing costs for air filtration products led to a lower gross margin percentage in 2006 compared to 2005.

Selling, Product Development and Administrative Expenses

In thousands	Quarter Ended
	Q1-06	Q1-05	Percent Change
Selling, product development and administrative expenses	$14,510	$14,703	(1.3	) %
Percentage of sales	17.7%	20.3%

The decrease in selling, product development and administrative expenses of $0.2 million in 2006, compared to 2005, was primarily due to decreased SOX costs of $1.1 million in 2006 as compared with 2005, partially offset by increases in salaries and benefits of $0.3 million and sales commissions of $0.4 million. The increase in salaries and benefits was primarily due to annual wage adjustments and increased health insurance and pension plan costs. The increase in net sales for the quarter ended March 31, 2006, compared to the same period in 2005, contributed to higher sales commissions expense in the current quarter. Excluding the incremental $1.1 million of SOX costs included in the first quarter of 2005, selling, product development and administrative expenses as a percentage of net sales decreased to 17.7 percent in 2006 from 18.8 percent in 2005.

Interest Expense

In thousands	Quarter Ended
	Q1-06	Q1-05	Percent Change
Interest expense	$455	$330	37.9%
Weighted average interest rate	5.97%	4.78%

Interest expense was higher for the quarter ended March 31, 2006 due to higher interest rates and accretion of interest expense of approximately $0.1 million on the Company’s liabilities for asset retirement obligations.

Other Income/Expense

Other income and expense for the quarters ended March 31, 2006 and 2005 consisted of insignificant activity related to foreign exchange transaction gains and losses and investment income.

Income Taxes

The effective tax rate for the quarter ended March 31, 2006 was 36.9 percent compared with 35.5 percent for the same period of 2005.

Segment Results

The following table presents sales information for the key product and service groups included within each operating segment for the quarter ended March 31, 2006 compared with the quarter ended March 31, 2005:

In thousands	Quarter Ended March 31, 2006	Quarter Ended March 31, 2005	Dollar Change	Percentage Change
Thermal/Acoustical:
Automotive	$43,129	$37,366	$5,763	15.4%
Passive thermal	7,859	6,269	1,590	25.4%
Active thermal	5,369	4,164	1,205	28.9%

Thermal/Acoustical Segment net sales	$56,357	$47,799	$8,558	17.9%
Filtration/Separation:
Filtration	$14,652	$15,518	$(866)	(5.6)%
Vital Fluids	3,725	1,978	1,747	88.3%

Filtration/Separation Segment net sales	$18,377	$17,496	$881	5.0%
Other Products and Services:
Transport, distribution and warehousing services	$5,533	$5,283	$250	4.7%
Specialty products	2,535	2,476	59	2.4%

Other Products and Services net sales	$8,068	$7,759	$309	4.0%
Eliminations and Other	(614)	(533)	(81)	15.2%

Consolidated Net Sales	$82,188	$72,521	$9,667	13.3%

Operating income by segment was as follows:

	Quarter Ended March 31, 2006		Quarter Ended March 31, 2005
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change	Percentage Change
Thermal/Acoustical	$6,247	11.1%	$3,867	8.1%	$2,380	61.5%
Filtration/Separation	958	5.2%	1,907	10.9%	(949)	(49.8)%
Other Products and Services	563	7.0%	590	7.6%	(27)	(4.6)%

Thermal/Acoustical

Thermal/Acoustical Segment net sales increased to $56.4 million for the first quarter of 2006 compared with $47.8 million for the same period of 2005. Foreign currency translation decreased segment net sales by $1.4 million or 2.9 percent for the period. The increase in segment net sales primarily resulted from increased automotive product sales of $7.1 million, on a constant currency basis, related primarily to the North American platform and content expansion. The Company is benefiting from a strengthening collaboration between our European and domestic operations. This dynamic is enabling the Company to work with customers on a much broader basis, resulting in increased business with European transplants in the United States. Sales of passive thermal building products primarily used in heating, ventilating and air conditioning systems and appliances increased by $1.0 million in the first quarter of 2006 compared with the same quarter of 2005, while sales of Affinity® temperature-control active thermal products increased by $1.2 million quarter over quarter.

The increase in operating income and operating margin percentage in the Thermal/Acoustical Segment of $2.4 million and 3.0 percentage points, respectively, compared to the same period of 2005, was primarily due to an increase in operating income from the automotive operations. This increase was due to higher sales and increased gross margin percentages. Gross margin percentages improved due to lower per-unit manufacturing costs as a result of cost reduction initiatives and higher volumes during the quarter. In addition, the increase in operating income in the first quarter of 2006 over the prior period was impacted by costs incurred in the first quarter of 2005 to expand operations and production lines to absorb the consolidation of the Columbus automotive operation and to integrate processes at the two remaining automotive operations.

Filtration/Separation

Segment net sales increased by $0.9 million for the quarter ended March 31, 2006 compared with the same period of 2005. The overall increase in segment net sales for the quarter, compared with the same period of 2005, primarily related to increased sales for Vital Fluids’ products of $1.7 million, offset by a decrease of filtration media of $0.9 million. Foreign currency translation decreased segment net sales by $0.5 million or 3.1 percent for the period. The increase in Vital Fluids’ products is primarily attributable to increased blood product sales, as the Company has started to re-gain market share lost from the blood product recall in 2005. In addition, bioprocessing sales increased due to the Company moving back to a more effective direct sales force approach as opposed to external representatives that were utilized prior to 2005. The decrease in filtration media sales was related to reductions in sales of air filtration media of $1.4 million due to the continued pricing competition in certain markets, offset by increases of $0.5 million in liquid filtration sales.

Segment operating income decreased $0.9 million for the quarter ended March 31, 2006 compared with the same period of 2005. The decrease in overall segment operating income was primarily related to lower overall gross margin contribution due to lower sales of air filtration products, combined with higher per unit manufacturing costs as a result of reduced production runs during the current quarter, partially offset by modest improvement in the Vital Fluids’ business.

Other Products and Services

The increase in Other Products and Services (OPS) net sales of $0.3 million was primarily related to increased revenues from the trucking and warehousing operations of the transport business. The trucking operations were able to post higher revenues compared with the same period of 2005 through expanded sales to current customers and negotiated price increases. The warehousing operations have benefited from a higher volume of sales.

Operating income from OPS was $0.6 million for the first quarter of 2006 and 2005. Operating margin percentage for OPS decreased slightly to 7.0 percent of net sales in 2006 compared with 7.6 percent of net sales in 2005.

Liquidity and Capital Resources

Cash and cash equivalents were $2.2 million as of March 31, 2006 and December 31, 2005.

Working capital as of March 31, 2006 was $61.3 million compared with $57.7 million as of December 31, 2005. The increase in working capital during the quarter was primarily due to an increase in accounts receivable of $5.3 million and a decrease of $2.1 million in the current portion of long-term debt offset by a decrease of $2.0 million in inventories. The increase in account receivable was due to higher sales in the first quarter of 2006 compared to the fourth quarter of 2005. The reduction in the current portion of long-term debt was due to paying off foreign debt with cash flow generated from operations. The decrease in inventories was primarily due to a large tooling project in inventory at December 31, 2005 that was completed and sold in the first quarter of 2006.

Capital expenditures were $2.0 million for the first quarter of 2006, compared with $5.4 million for the same period of 2005. Capital spending for 2006 is expected to be approximately $13.0 million to $15.0 million.

As of March 31, 2006, the Company had unused borrowing capacity of $39.5 million under various credit facilities; of which all funds were available as of March 31, 2006, based on certain restrictive debt covenants. Management believes that ongoing operations and current financing arrangements provide sufficient capacity to meet working capital and pension funding requirements and to fund future capital expenditures.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. Other than described below, there have been no significant changes in the Company’s critical accounting estimates during the first quarter of 2006.

Pensions

On April 27, 2006, the Board of Directors of the Company approved an amendment to certain of the Company’s domestic defined benefit pension plans, effective June 30, 2006, which provides that benefits under these pension plans will stop accruing for all eligible employees not covered under a collective bargaining agreement. Concurrently, the Board of Directors approved an increase in the Company’s matching cash contribution to the Company’s 401(k) plan. As a result of these actions, the Company expects a net reduction in its employee sponsored benefit plans’ expense of approximately $0.5 million-$0.7 million in the second half of 2006 and a net reduction of $1.5 million-$2.0 million on an annual basis, based on year-end 2005 pension plan assumptions. The Company does not expect these actions will result in a significant pension curtailment expense during the second quarter of 2006.

The Company expects to contribute up to $5.4 million in cash to its defined benefit pension plans in 2006. Contributions of $1.0 million were made during the quarter ended March 31, 2006.

Recently Issued Accounting Standards

On January 1, 2006 the Company adopted SFAS No. 123(R) using the modified prospective transition method. SFAS No. 123(R) requires that companies account for awards of equity instruments under the fair value method of accounting and recognize such amounts in their statements of operations. The Company now recognizes compensation expense in its consolidated statements of operations over the service period that the awards are expected to vest. During the three month period ended March 31, 2006, the Company incurred approximately $0.1 million in expense for its stock-based compensation plans, including restricted stock awards, which is recorded in selling, product development and administrative expenses. As of March 31, 2006, approximately $1.2 million in stock-based compensation expense is attributable to nonvested awards. This expense will be amortized over the remaining weighted average vesting period of 3.1 years.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (“FAS 155”). The Statement eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments and also provides a fair value measurement election. This statement is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. The adoption of this statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risks from those disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, conducted an evaluation as of March 31, 2006 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that it has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have not been any changes in the Company’s internal controls over financial reporting during the Company’s first quarter ended March 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 18, 2003, a lawsuit was filed in the Superior Court in Hartford, Connecticut by the Company against a former employee. On November 2, 2004 the Connecticut Superior Court rendered its decision on this matter, fully sustaining the Company’s claims against the former employee. The Court held an additional hearing at which it found the former employee to be liable to the Company for actual damages, punitive damages and payment of the Company’s attorney fees. The Court’s rulings have been appealed by the former employee and the appeal will be heard by the Connecticut Supreme Court in the second quarter of 2006. At this time, the Company cannot determine the outcome of the appeal. The Company estimates the legal costs associated with the appeal to be approximately $30,000. The final resolution of these matters may have a material impact on the future results of operations and cash flows of the Company.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2003, the Company’s Board of Directors approved a Stock Repurchase Program (the “Repurchase Program”) to mitigate the potentially dilutive effects of stock options and shares of restricted and unrestricted stock granted by the Company. Under the approved Repurchase Program, shares may be purchased by the Company up to the quantity of shares underlying options and other equity-based awards granted after January 1, 2003 under shareholder approved plans. There were approximately 0.7 million shares that remained available for repurchase under the Repurchase Program as of March 31, 2006. No shares were repurchased in the first quarter of 2006.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on April 27, 2006. Stockholders voted on two proposals presented to them for consideration:

1.)	Election of Nominees to the Board of Directors

Stockholders elected eight Directors to serve until the next Annual Meeting to be held in 2007. The results of the voting were as follows:

	For	Withheld
Lee A. Asseo	14,245,245	240,704
Kathleen Burdett	14,254,796	231,153
W. Leslie Duffy	13,880,085	605,864
Matthew T. Farrell	14,253,816	232,133
David Freeman	14,243,424	242,525
William D. Gurley	14,252,606	233,343
Suzanne Hammett	14,246,476	239,473
S. Carl Soderstrom, Jr.	14,016,011	469,938

2.)	Ratification of Appointment of Independent Auditors

Stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for fiscal year 2006. The results of the voting were as follows:

For	14,412,458
Against	48,820
Abstained	24,670

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

May 9, 2006	By:	/s/ Thomas P. Smith
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