Form 10-Q
period 2006-06-30
LYDALL INC /DE/
filed 2006-08-08
CIK 60977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $.10 par value per share.
Total Shares outstanding July 28, 2006	16,221,443

LYDALL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Quarter Ended June 30,
	2006	2005
	(Unaudited)
Net sales	$83,445	$81,474
Cost of sales	64,599	64,163

Gross margin	18,846	17,311
Selling, product development and administrative expenses	14,456	13,406

Operating income	4,390	3,905
Interest expense	422	502
Other expense, net	46	140

Income before income taxes	3,922	3,263
Income tax expense	1,449	1,171

Net income	$2,473	$2,092

Earnings per share:
Basic	$.15	$.13
Diluted	$.15	$.13
Weighted average number of common shares outstanding:
Basic	16,138	16,067
Diluted	16,197	16,137

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
Net sales	$165,633	$153,995
Cost of sales	128,855	120,604

Gross margin	36,778	33,391
Selling, product development and administrative expenses	28,966	28,109

Operating income	7,812	5,282
Interest expense	877	832
Other (income) expense, net	(17)	190

Income before income taxes	6,952	4,260
Income tax expense	2,567	1,525

Net income	$4,385	$2,735

Earnings per share:
Basic	$.27	$.17
Diluted	$.27	$.17
Weighted average number of common shares outstanding:
Basic	16,138	16,064
Diluted	16,193	16,148

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$2,923	$2,162
Accounts receivable, net	56,034	52,295
Inventories, net	33,806	36,754
Prepaid expenses and other current assets, net	8,704	7,050

Total current assets	101,467	98,261
Property, plant and equipment, at cost	206,170	204,421
Accumulated depreciation	(103,379)	(100,963)

Net, property, plant and equipment	102,791	103,458
Goodwill	30,884	30,884
Other assets, net	16,412	15,646

Total assets	$251,554	$248,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,113	$3,185
Accounts payable	25,133	23,751
Accrued payroll and other compensation	5,954	5,681
Other accrued liabilities	9,863	7,939

Total current liabilities	42,063	40,556
Long-term debt	23,201	30,256
Deferred tax liabilities	20,643	17,332
Pension and other long-term liabilities	10,618	16,876
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2,256	2,255
Capital in excess of par value	46,233	46,186
Unearned compensation	—	(330)
Retained earnings	172,893	168,508
Accumulated other comprehensive loss	(2,372)	(9,409)

	219,010	207,210
Treasury stock, at cost	(63,981)	(63,981)

Total stockholders’ equity	155,029	143,229

Total liabilities and stockholders’ equity	$251,554	$248,249

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$4,385	$2,735
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	7,860	7,542
Accretion of asset retirement obligations	72	—
Deferred income taxes	539	471
Stock based compensation	275	157
Loss on disposition of property, plant and equipment	315	52
Changes in operating assets and liabilities:
Accounts receivable	(2,615)	(4,150)
Inventories	3,944	(2,200)
Accounts payable	852	1,115
Accrued payroll and other compensation	276	1,371
Other, net	(1,416)	965

Net cash provided by operating activities	14,487	8,058

Cash flows from investing activities:
Capital expenditures	(4,029)	(8,683)

Net cash used for investing activities	(4,029)	(8,683)

Cash flows from financing activities:
Debt proceeds	41,450	57,899
Debt repayments	(51,462)	(60,538)
Reimbursement of cash from leasing company	—	3,133
Common stock issued	103	197

Net cash (used) provided by financing activities	(9,909)	691

Effect of exchange rate changes on cash	212	(333)

Increase (decrease) in cash and cash equivalents	761	(267)
Cash and cash equivalents at beginning of period	2,162	1,580

Cash and cash equivalents at end of period	$2,923	$1,313

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

The accompanying condensed consolidated financial statements include the accounts of Lydall, Inc. and its subsidiaries (collectively, the “Company” or the “Registrant”). All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated financial statements have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s annual financial statements for the year ended December 31, 2005, except for the Company’s adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123(R), “Share-Based Payment,” on January 1, 2006 (See Note 5). The year-end condensed consolidated balance sheet was derived from the December 31, 2005 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Management believes that all adjustments, which include only normal recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods reported, have been included. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. Certain prior year components of the condensed consolidated financial statements have been reclassified to be consistent with current year presentation.

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

The following table illustrates the effect on net income and earnings per share as if FIN 47 had been applied during the quarter and six months ended June 30, 2005:

In thousands except per share amounts	Quarter Ended June 30, 2005	Six Months Ended June 30, 2005
Net income – as reported	$2,092	$2,735
Less: Total depreciation and interest accretion costs, net of tax	(8)	(17)

Net income – pro forma	$2,084	$2,718

Basic earnings per common share:
Net income – as reported	$.13	$.17
Net income – pro forma	$.13	$.17
Diluted earnings per common share:
Net income – as reported	$.13	$.17
Net income – pro forma	$.13	$.17

Accrued liabilities for conditional asset retirement obligations as of June 30, 2006 were as follows:

In thousands	Total
Balance as of December 31, 2005	$620
Accretion	72
Other	32

Balance as of June 30, 2006	$724

3. Inventories

Inventories, net of valuation reserves, as of June 30, 2006 and December 31, 2005 were as follows:

In thousands	June 30, 2006	December 31, 2005
Raw materials	$14,026	$14,295
Work in process	11,664	12,017
Finished goods	9,213	11,077

	34,903	37,389
Less: Progress billings	(1,097)	(635)

Total inventories	$33,806	$36,754

Raw materials, work in process and finished goods inventories were net of valuation reserves of $2.9 million and $3.2 million as of June 30, 2006 and December 31, 2005, respectively. Progress billings relate to tooling inventory, which is included in work in process inventory in the above table.

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

	Quarter Ended June 30, 2006			Quarter Ended June 30, 2005
In thousands except per share amounts	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount
Basic earnings per share	$2,473	16,138	$.15	$2,092	16,067	$.13
Effect of dilutive options and awards	—	59	—	—	70	—

Diluted earnings per share	$2,473	16,197	$.15	$2,092	16,137	$.13

	Six Months Ended June 30, 2006			Six Months Ended June 30, 2005
In thousands except per share amounts	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount
Basic earnings per share	$4,385	16,138	$.27	$2,735	16,064	$.17
Effect of dilutive options and awards	—	55	—	—	84	—

Diluted earnings per share	$4,385	16,193	$.27	$2,735	16,148	$.17

Options to purchase approximately 0.8 million and 1.1 million shares of common stock were excluded from the quarter ended June 30, 2006 and 2005 computations of diluted earnings per share, respectively, and options to purchase approximately 0.8 million and 0.7 million shares of common stock were excluded from the six months ended June 30, 2006 and 2005 computations of diluted earnings per share, respectively. These options were excluded because the assumed proceeds from the exercise were greater than the average market price of the Company’s common stock.

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

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires that companies account for awards of equity instruments under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method, and in connection therewith compensation expense was recognized in its consolidated statement of operations for the quarter and six months ended June 30, 2006. The financial statements of prior interim periods do not reflect any restated amounts. The Company recognizes expense on a straight-line basis over the vesting period of the entire award. Stock-based compensation expense includes the estimated effects of forfeitures, and such estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. The effect of changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods. The Company estimates the fair value of option grants based on the Black Scholes option-pricing model. Expected volatility and expected term are based on historical information. The Company determined that its future volatility and expected term are not likely to differ from the Company’s historical stock price volatility and historical exercise data, respectively.

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

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before income taxes for the three months and six months ended June 30, 2006 was $0.1 million and $0.2 million, lower respectively, than if the Company had continued to account for share based compensation under APB Opinion No. 25. In addition, net income for the three and six months ended June 30, 2006 was $0.1 million, or $0.01 per diluted share, lower than if the Company had continued to account for share based compensation under APB Opinion No. 25. During the quarter and six months ended June 30, 2006, the Company incurred approximately $0.1 million and $0.3 million, respectively, in expense for all stock-based compensation plans, including restricted stock awards, which was primarily recorded in selling, product development and administrative expense. At June 30, 2006, the total unrecognized compensation cost related to non-vested awards was approximately $1.2 million, with a weighted average expected amortization period of 3.0 years.

Compensation for restricted stock is recorded based on the market value of the stock on the grant date and amortized to expense over the vesting period of the award. Prior to January 1, 2006, the Company capitalized the full amount of the restricted stock as unearned compensation with an offset to additional paid-in capital. Upon adoption of SFAS 123(R) on January 1, 2006, the Company eliminated the unamortized balance of $0.3 million against additional paid-in capital.

The following table illustrates the pro forma effect on net income and earnings per share for compensation cost for the quarter and six months ended June 30, 2005 had compensation cost been recognized for the Company’s stock based compensation based on the fair value of the options at the grant dates using the Black-Scholes fair value method for option pricing.

In thousands except per share amounts	Quarter Ended June 30, 2005	Six Months Ended June 30, 2005
Net income – as reported	$2,092	$2,735
Add: Stock-based employee compensation expense included in net income, net of related tax effects	50	100
Less: Total stock-based employee compensation expense under FAS 123, using the fair value method, net of related tax effects	(278)	(553)

Net income – pro forma	$1,864	$2,282

Basic earnings per common share:
Net income – as reported	$.13	$.17
Net income – pro forma	$.12	$.14
Diluted earnings per common share:
Net income – as reported	$.13	$.17
Net income – pro forma	$.12	$.14

The amounts included in the table above have been adjusted to correct the amount of stock-based compensation expense previously reported under FAS 123. The amounts above have been adjusted in order to reflect the impact of forfeitures of stock options on the reported stock-based employee compensation expense.

The following table is a summary of option activity of the Company’s Plans during the six months ended June 30, 2006:

Fixed Options (In thousands except per share data)	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,169	$10.47
Granted	32	$9.35
Exercised	(3)	$7.29
Forfeited/Cancelled	(34)	$12.20

Outstanding at June 30, 2006	1,164	$10.40	6.40	$510

Options exercisable at June 30, 2006	845	$11.26	5.37	$116

There were 32,275 options and 19,950 options granted during the quarter and six months ended June 30, 2006 and 2005, respectively. The total intrinsic value of options exercised during the six months ended June 30, 2006 and 2005, was less than $0.1 million.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the quarters ended:

	Quarter Ended June 30,
	2006	2005
Risk-free interest rate	4.86%	3.75%
Expected life	7 years	7 years
Expected volatility	41%	47%
Expected dividend yield	0%	0%

The following is a summary of the Company’s nonvested restricted shares as of June 30, 2006, and changes during the six months ended June 30, 2006:

Nonvested Restricted Shares (In thousands except per share data)	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2005	74	$10.95
Granted	—	$—
Vested	—	$—
Forfeited	(1)	$9.94

Nonvested at June 30, 2006	73	$10.96

In August 2003, the Company’s Board of Directors approved a Stock Repurchase Program (the “Repurchase Program”) to mitigate the potentially dilutive effects of stock options and shares of restricted and unrestricted stock granted by the Company. Under the Repurchase Program, shares may be purchased by the Company up to the quantity of shares underlying options and other equity-based awards granted after January 1, 2003 under shareholder approved plans. Under the current terms and conditions of its domestic revolving credit facility, the Company’s stock repurchase activity is limited to no more than $1.8 million in any fiscal quarter and no more than $5.0 million during any fiscal year. As of June 30, 2006, there were approximately 0.7 million shares remaining available for purchase under the Repurchase Program. No shares were repurchased during the quarter and six months ended June 30, 2006.

6. Employer Sponsored Benefit Plans

As of June 30, 2006, the Company maintains three defined benefit pension plans (“pension plans”) that cover the majority of domestic Lydall employees. The pension plans are noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes.

Effective January 1, 2006, Lydall closed its defined benefit pension plans to new employees hired after December 31, 2005, who are not covered under a collective bargaining agreement.

On April 27, 2006, the Board of Directors of the Company approved an amendment to certain of the Company’s domestic defined benefit pension plans, effective June 30, 2006, which provided that benefits under these pension plans will stop accruing for all eligible employees not covered under a collective bargaining agreement. Concurrently, the Board of Directors approved an increase in the Company’s matching cash contribution to the Company’s 401(k) plan to 100 percent of employee pretax contributions up to 6 percent of compensation. The amendment resulted in a pension curtailment loss of $15,000 during the second quarter of 2006.

The measurement of pension plan liabilities at April 30, 2006, for the defined benefit pension plans impacted by the amendment, resulted in the reductions of: (i) additional minimum pension liabilities by $5.1 million, (ii) intangible assets by $0.1 million, (iii) deferred tax assets by $1.9 million and (iv) accumulated other comprehensive loss by $3.1 million, during the quarter ended June 30, 2006.

The Company expects to contribute up to $5.4 million in cash to its defined benefit pension plans in 2006. Contributions of $1.4 million and $2.4 million were made during the quarter ended and six months ended June 30, 2006, respectively. No contributions were made during the quarter and six months ended June 30, 2005.

The Company also maintains an unfunded Supplemental Executive Retirement Plan (SERP) that provides supplemental income payments after retirement to certain former senior executives. On December 7, 2005, the Company amended the SERP so that no additional participants will be eligible to participate in the SERP and no further benefits will accrue under the SERP after December 31, 2005.

The following is a summary of the components of net periodic benefit cost for the quarters and six months ended June 30, 2006 and June 30, 2005:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
In thousands	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$235	$452	$797	$906
Interest cost	587	614	1,263	1,232
Curtailment loss	15	—	15	—
Expected return on assets	(640)	(596)	(1,282)	(1,192)
Amortization of unrecognized actuarial loss	104	209	373	421

Net periodic benefit cost	$301	$679	$1,166	$1,367

7. Comprehensive Income

Comprehensive income (loss) for the periods ended June 30, 2006 and 2005 was as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
In thousands	2006	2005	2006	2005
Net Income	$2,473	$2,092	$4,385	$2,735
Changes in accumulated other comprehensive income (loss):
Foreign currency translation	2,809	(2,436)	3,963	(4,943)
Minimum pension liability, net of tax	3,092	—	3,092	—
Unrealized (loss) gain on derivative instruments, net of tax	(31)	42	(18)	112

Total comprehensive income (loss)	$8,343	$(302)	$11,422	$(2,096)

8. Segment Information

Lydall’s reportable segments are: Thermal/Acoustical and Filtration/Separation. All other businesses are aggregated in Other Products and Services. For a full description of each segment, refer to the “Notes to Consolidated Financial Statements” reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2006	2005	2006	2005
Thermal/Acoustical:
Automotive	$44,616	$44,288	$87,745	$81,654
Passive thermal	8,255	6,725	16,114	12,994
Active thermal	4,399	5,183	9,768	9,347

Thermal/Acoustical Segment net sales	$57,270	$56,196	$113,627	$103,995
Filtration/Separation:
Filtration	$15,212	$15,461	$29,864	$30,978
Vital Fluids	3,292	2,733	7,017	4,711

Filtration/Separation Segment net sales	$18,504	$18,194	$36,881	$35,689
Other Products and Services:
Transport, distribution and warehousing services	$5,984	$5,511	$11,517	$10,794
Specialty products	2,331	2,307	4,866	4,783

Other Products and Services net sales	$8,315	$7,818	$16,383	$15,577
Eliminations and Other	(644)	(734)	(1,258)	(1,266)

Consolidated Net Sales	$83,445	$81,474	$165,633	$153,995

Operating income by segment was as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
In thousands	2006	2005	2006	2005
Thermal/Acoustical	$6,631	$5,134	$12,878	$9,003
Filtration/Separation	843	1,913	1,801	3,820
Other Products and Services	1,036	718	1,599	1,307
Corporate Office Expenses	(4,120)	(3,860)	(8,466)	(8,848)

Consolidated Operating Income	$4,390	$3,905	$7,812	$5,282

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

In June 2006, the FASB issued, FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this Interpretation on the Company’s consolidated financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Factors That May Affect Future Results

In the interest of more meaningful disclosure, Lydall and its management make statements regarding the future outlook of the Company, which constitute “forward-looking statements” under the securities laws. These forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company, based on assumptions and estimates currently believed to be valid. Forward-looking statements are included under the “Overview and Outlook” section of this Item and elsewhere within this report and are generally identified through the use of language such as “believe,” “expect,” “may,” “plan,” “project,” “estimate,” “anticipate” and other words of similar meaning in connection with the discussion of future operating or financial performance. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Some of the factors that might cause such a difference include risks and uncertainties which are detailed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Note Concerning Factors That May Affect Future Results” and “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. These risks include, among others: a major downturn of the automotive market, which accounted for approximately 53 percent of Lydall’s net sales for the six months ended June 30, 2006, dependence on large customers, pricing for automotive products, unforeseen changes in raw material pricing and supply, specifically, aluminum and other metals used in most of the Company’s heat-shield products and various fibers used in thermal/acoustical and filtration/separation products. In addition, increases in energy pricing, inherent risks at international operations, the timing and performance of new-product introductions, and compliance with environmental laws and regulations can impact Lydall’s projected results. Lydall does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company.

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

Global automotive net sales represent approximately 53 percent of the Company’s year-to-date net sales. While the Company experienced approximately 8 percent growth in global automotive net sales in the six months ended June 30, 2006 compared with the same period in 2005, a reduction in vehicle production volumes, or a major decline in the production of specific vehicles in which Lydall has significant content, could have a material adverse effect on the Company’s profitability in future quarters.

Global environmental and economic conditions could also impact Lydall’s business segments. Significant increases in energy costs, as well as increases in raw material pricing, specifically, aluminum used in most of the Company’s heat-shield products and various fibers used in thermal/acoustical as well as filtration/separation products, could increase manufacturing costs. The Company expects its aluminum costs to increase during the remainder of 2006, which could lower operating income in future periods, should the Company not have the ability to pass some or all of these incremental costs on to its customers.

Operational Matters

During the second quarter and six months ended June 30, 2006, net sales of the Company’s air filtration business, included in the Company’s Filtration/Separation Segment, were lower than in the comparable period of 2005. This decrease was primarily due to a reduction in market share resulting from competitor pricing actions. The Company is working closely with its customers to regain market share. The result of these efforts cannot be determined at this time.

The Vital Fluids’ business, which is part of the Company’s Filtration/Separation Segment, faced operational issues during the quarter and six months ended June 30, 2006. While Vital Fluids’ net sales increased during the quarter and year ended June 30, 2006, higher per unit manufacturing costs as well as inventory obsolescence and a quality issue have had a negative impact on gross margin and operating income.

The Company has continued to focus on Lean Six Sigma initiatives. As this process continues, the Company anticipates that these efforts will identify ways to improve processes and work flow, reduce costs and leverage synergies across the organization. While, the Company has started to see a positive impact on operating margins as a result of Lean Six Sigma initiatives, the Company cannot determine the timing and future impact of these initiatives at this time.

Results of Operations

The following table presents selected statement of operations line items for the quarter and six months ended June 30, 2006 on a comparative basis with the quarter and six months ended June 30, 2005 expressed as a relative percentage of consolidated net sales:

	Quarter Ended		Six Months Ended
In thousands	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.4%	78.8%	77.8%	78.3%
Gross margin	22.6%	21.2%	22.2%	21.7%
Selling, product development and administrative expenses	17.3%	16.5%	17.5%	18.3%
Operating income	5.3%	4.8%	4.7%	3.4%
Net income	3.0%	2.6%	2.6%	1.8%

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three months ended June 30, 2006 (Q2-06) and June 30, 2005 (Q2-05) and for the six months ended June 30, 2006 (YTD-06) and June 30, 2005 (YTD-05).

Net Sales

	Quarter Ended			Six Months Ended
In thousands	Q2-06	Q2-05	Percent Change	YTD-06	YTD-05	Percent Change
Net sales	$83,445	$81,474	2.4%	$165,633	$153,995	7.6%

The increase in net sales for the second quarter of 2006 of $2.0 million or 2.4 percent, compared with 2005, was partially the result of increased net sales from the Thermal/Acoustical segment by $1.1 million. Contributing to this increase were higher passive thermal products and automotive products net sales of $1.5 million and $0.3 million, respectively, offset by a decrease in active thermal products net sales of $0.8 million. The Filtration/Separation segment net sales increased by $0.3 million, as a result of a $0.6 million increase in Vital Fluids’ products net sales, offset by a decrease in filtration media net sales of $0.3 million. Other products and services net sales increased $0.5 million for the quarter.

The increase in net sales for the six months ended June 30, 2006 of $11.6 million or 7.6 percent, compared with 2005, was primarily the result of increased net sales from the Thermal/Acoustical segment of $9.6 million, which included increases in automotive products net sales of $6.1 million, passive thermal products net sales of $3.1 million and active thermal products net sales of $0.4 million. The Filtration/Separation segment net sales increased by $1.2 million, as a result of an increase of $2.3 million in Vital Fluids’ products net sales, partially offset by a decrease in filtration media net sales of $1.1 million. Other products and services net sales increased $0.8 million for the six months ended June 30, 2006, as compared with 2005.

Gross Margin

	Quarter Ended			Six Months Ended
In thousands	Q2-06	Q2-05	Percent Change	YTD-06	YTD-05	Percent Change
Gross margin	$18,846	$17,311	8.9%	$36,778	$33,391	10.1%
Percentage of sales	22.6%	21.2%		22.2%	21.7%

The increase in gross margin percentage in the second quarter of 2006 to 22.6 percent from 21.2 percent in the same period of 2005 was due to increased gross margins in the Company’s Thermal/Acoustical segment, which was partially offset by a decrease in the Filtration/Separation segment gross margin. The combination of higher sales volume and manufacturing process improvements in the Thermal/Acoustical segment contributed to a higher gross margin percentage in 2006 compared to 2005.

The increase in gross margin percentage in the six months ended June 30, 2006 to 22.2 percent from 21.7 percent in the same period of 2005 was principally due to increased gross margins in the Company’s Thermal/Acoustical segment, partially offset by a decrease in Filtration/Separation segment gross margin. The combination of higher sales volume and manufacturing process improvements in the Thermal/Acoustical segment contributed to a higher gross margin percentage in 2006 compared to 2005.

Selling, Product Development and Administrative Expenses

	Quarter Ended			Six Months Ended
In thousands	Q2-06	Q2-05	Percent Change	YTD-06	YTD-05	Percent Change
Selling, product development and administrative expenses	$14,456	$13,406	7.8%	$28,966	$28,109	3.0%
Percentage of sales	17.3%	16.5%		17.5%	18.3%

The increase in selling, product development and administrative expenses of $1.1 million in the second quarter of 2006, compared to the same period in 2005, was primarily due to increases in incentive compensation expense of $0.6 million, sales commission expense of $0.3 million and severance expense of $0.2 million. Offsetting these increases was a reduction of $0.2 million in compliance costs related to the Sarbanes-Oxley Act of 2002 (“SOX”). The increase in net sales for the current quarter, compared to the prior year’s quarter, contributed to higher sales commission expense in the current quarter.

The increase in selling, product development and administrative expenses of $0.9 million in the six months ended June 30, 2006, compared to 2005, was primarily due to increases in incentive compensation expense of $0.4 million, sales commission expense of $0.7 million, salaries and benefits expense of $0.5 million and severance expense of $0.3 million. Offsetting these increases was a reduction of $1.3 million in compliance costs related to SOX. The increase in net sales for the year, compared to the prior year, contributed to higher sales commission expense in the current year. Higher salaries and benefits expense was primarily due to annual wage adjustments and increased health insurance costs, partially offset by lower pension expense.

Interest Expense

	Quarter Ended			Six Months Ended
In thousands	Q2-06	Q2-05	Percent Change	YTD-06	YTD-05	Percent Change
Interest expense	$422	$502	(15.9)%	$877	$832	5.4%
Weighted average interest rate	5.8%	4.9%		5.9%	4.8%

Interest expense was lower for the quarter ended June 30, 2006, compared to the quarter ended June 30, 2005, due to lower borrowings partially offset by higher interest rates.

Interest expense was higher for the six months ended June 30, 2006 due to higher interest rates and accretion of interest expense of approximately $0.1 million on the Company’s liabilities for asset retirement obligations.

Other Income/Expense

Other income and expense for the quarters and six months ended June 30, 2006 and 2005 consisted of insignificant activity related to foreign exchange transaction gains and losses and investment income.

Income Taxes

The effective tax rate for the quarter ended June 30, 2006 was 36.9 percent compared with 35.9 percent for the same period of 2005. The effective tax rate for the six months ended June 30, 2006 was 36.9 percent compared with 35.8 percent for the same period of 2005. The Company has been informed that an audit of a prior year tax return should be concluded in the third quarter of 2006. Management has not yet determined the impact that this may have on income tax expense for the balance of 2006.

Segment Results

The following table presents sales information for the key product and service groups included within each operating segment for the quarter and six months ended June 30, 2006 compared with the quarter and six months ended June 30, 2005:

In thousands	Quarter Ended June 30, 2006	Quarter Ended June 30, 2005	Dollar Change	Percentage Change
Thermal/Acoustical:
Automotive	$44,616	$44,288	$328	0.7%
Passive thermal	8,255	6,725	1,530	22.8%
Active thermal	4,399	5,183	(784)	(15.1)%

Thermal/Acoustical Segment net sales	$57,270	$56,196	$1,074	1.9%
Filtration/Separation:
Filtration	$15,212	$15,461	$(249)	(1.6)%
Vital Fluids	3,292	2,733	559	20.5%

Filtration/Separation Segment net sales	$18,504	$18,194	$310	1.7%
Other Products and Services:
Transport, distribution and warehousing services	$5,984	$5,511	$473	8.6%
Specialty products	2,331	2,307	24	1.0%

Other Products and Services net sales	$8,315	$7,818	$497	6.4%
Eliminations and Other	(644)	(734)	90	12.3%

Consolidated Net Sales	$83,445	$81,474	$1,971	2.4%

In thousands	Six Months Ended June 30, 2006	Six Months Ended June 30, 2005	Dollar Change	Percentage Change
Thermal/Acoustical:
Automotive	$87,745	$81,654	$6,091	7.5%
Passive thermal	16,114	12,994	3,120	24.0%
Active thermal	9,768	9,347	421	4.5%

Thermal/Acoustical Segment net sales	$113,627	$103,995	$9,632	9.3%
Filtration/Separation:
Filtration	$29,864	$30,978	$(1,114)	(3.6)%
Vital Fluids	7,017	4,711	2,306	48.9%

Filtration/Separation Segment net sales	$36,881	$35,689	$1,192	3.3%
Other Products and Services:
Transport, distribution and warehousing services	$11,517	$10,794	$723	6.7%
Specialty products	4,866	4,783	83	1.7%

Other Products and Services net sales	$16,383	$15,577	$806	5.2%
Eliminations and Other	(1,258)	(1,266)	8	0.6%

Consolidated Net Sales	$165,633	$153,995	$11,638	7.6%

Operating income by segment was as follows:

	Quarter Ended June 30, 2006		Quarter Ended June 30, 2005		Dollar Change	Percentage Change
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %
Thermal/Acoustical	$6,631	11.6%	$5,134	9.1%	$1,497	29.2%
Filtration/Separation	843	4.6%	1,913	10.5%	(1,070)	(55.9)%
Other Products and Services	1,036	12.5%	718	9.2%	318	44.3%

	Six Months Ended June 30, 2006		Six Months Ended June 30, 2005		Dollar Change	Percentage Change
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %
Thermal/Acoustical	$12,878	11.3%	$9,003	8.7%	$3,875	43.0%
Filtration/Separation	1,801	4.9%	3,820	10.7%	(2,019)	(52.9)%
Other Products and Services	1,599	9.8%	1,307	8.4%	292	22.3%

Thermal/Acoustical

Thermal/Acoustical Segment net sales increased to $57.3 million for the second quarter of 2006 compared with $56.2 million for the same period of 2005. Foreign currency translation impact was insignificant for the second quarter. Passive thermal products sales primarily used in heating, ventilating and air conditioning systems and appliances increased by $1.5 million in the second quarter of 2006 compared with the same quarter of 2005. This increase was due to greater demand and market penetration. In addition, automotive net sales increased $0.3 million, including an increase in automotive parts net sales by $1.8 million, partially offset by lower automotive tooling sales. Sales of Affinity® temperature-control active thermal products decreased by $0.8 million quarter over quarter primarily due to lower demand in the quarter and delayed shipment of certain orders.

The increase in operating income and operating margin percentage in the Thermal/Acoustical Segment for the second quarter of 2006 of $1.5 million and 2.5 percentage points, respectively, compared to the second quarter of 2005, was primarily due to an increase in operating income from the automotive operations. A higher volume of automotive parts sales and increased gross margin percentages contributed to the increase in operating income. Gross margin percentages improved due to lower per-unit manufacturing costs as a result of cost reduction initiatives and higher volumes during the quarter. Lower sales of Affinity® temperature-control active thermal products in the current quarter, compared to the same quarter of 2005, contributed to a reduction in active thermal operating income in the quarter. In addition, incentive compensation expense in the segment was $0.3 million higher for the quarter ended June 30, 2006, as compared to the quarter ended June 30, 2005, which lowered operating income in the current quarter.

Thermal/Acoustical Segment net sales increased to $113.6 million for the six months ended June 30, 2006 compared with $104.0 million for the same period of 2005. Foreign currency translation decreased segment net sales by $1.5 million, or 1.4 percent, for the period. The increase in segment net sales primarily resulted from increased automotive parts sales of 10.1 percent in North America and 7.2 percent in Europe. The Company is benefiting from a strengthening collaboration between our European and domestic operations. This dynamic is enabling the Company to work with customers on a much broader basis, resulting in increased business with European transplants in the United States. The increase in segment net sales also resulted from increased passive thermal products sales primarily used in heating, ventilating and air conditioning systems and appliances, which increased by $3.1 million in the six months ended June 30, 2006 compared with the same period of 2005. This increase was due to greater demand and market penetration. In addition, sales of Affinity® temperature-control active thermal products increased $0.4 million period over period.

The increase in operating income and operating margin percentage in the Thermal/Acoustical Segment for the six months ended June 30, 2006 of $3.9 million and 2.6 percentage points, respectively, compared to the same period of 2005, was primarily due to an increase in operating income from the North American and European automotive operations. This increase was primarily due to higher volume of automotive part sales and increased gross margin percentages. Gross margin percentages improved due to lower per-unit manufacturing costs as a result of cost reduction initiatives and higher volumes during the period. Incentive compensation expense and sales commission expense in the segment were each $0.5 million higher for the six months ended June 30, 2006, as compared to the six months ended June 30, 2005, which lowered operating income year-to-date.

Filtration/Separation

Segment net sales increased by $0.3 million for the quarter ended June 30, 2006 compared with the same period of 2005. Foreign currency translation impact was insignificant for the second quarter. The overall increase in segment net sales for the quarter, compared with the same period of 2005, primarily related to increased net sales for liquid filtration products of $1.0 million and Vital Fluids’ products net sales of $0.6 million, offset by a decrease of air filtration media net sales of $1.3 million. The increase in liquid filtration net sales was due to greater demand from existing and new customers. Vital Fluids’ products net sales increased primarily from greater bioprocessing sales, due to the Company moving back to a more effective direct sales force approach as opposed to external representatives that were utilized prior to 2005, as well as an increase in blood product sales. Blood product net sales were higher in the current quarter due to the prior year quarter sales being impacted by a blood product recall. The decrease in net sales of air filtration media was due to the continued pricing competition in certain markets.

Segment operating income decreased $1.1 million for the quarter ended June 30, 2006 compared with the same period of 2005. While Vital Fluids’ net sales increased during the current quarter, compared to the same quarter of 2005, gross margin and operating income were negatively impacted by inventory obsolescence and a quality issue resulting in charges aggregating to $0.5 million. In addition, severance expense and incentive compensation expense in the segment were each $0.2 million higher for the second quarter of 2006, as compared to the same period in 2005, which lowered operating income for the segment during the quarter ended June 30, 2006.

Segment net sales increased by $1.2 million for the six months ended June 30, 2006 compared with the same period of 2005. Foreign currency translation decreased segment net sales by $0.5 million, or 1.5 percent, for the period. The overall increase was related to increased sales for liquid filtration products of $1.5 million and Vital Fluids’ products net sales of $2.3 million, offset by a decrease of air filtration media sales of $2.6 million. Liquid filtration net sales increased $1.5 million due to increased demand from existing and new customers. The increase in Vital Fluids’ products net sales was equally attributable to increased blood product sales and bioprocessing sales. Blood product net sales were higher in the current year due to the prior year being impacted by the blood product recall. Bioprocessing sales increased due to the Company moving back to a more effective direct sales force approach as opposed to external representatives that were utilized prior to 2005. The decrease in air filtration media sales was related to the continued pricing competition in certain markets.

Segment operating income decreased $2.0 million for the six months ended June 30, 2006 compared with the same period of 2005. While Vital Fluids’ net sales increased during the current period, compared to the same period of 2005, gross margin and operating income were negatively impacted by inventory obsolescence and a quality issue resulting in charges aggregating to $0.5 million. The decrease in overall segment operating income was also related to lower overall gross margin contribution by air filtration products, as a result of lower sales, partially offset by improvement in the liquid filtration business gross margin due to increased sales. In addition, severance expense and incentive compensation expense in the segment were $0.3 million and $0.2 million higher, respectively, during the six months ended June 30, 2006, as compared to the same period of 2005.

Other Products and Services

The increase in Other Products and Services (OPS) net sales of $0.5 million for the second quarter of 2006, compared to the same period in 2005, was primarily related to increased revenues from the trucking and warehousing operations of the transport business. The trucking operations were able to post higher revenues compared with the same period of 2005 through expanded sales to current customers and negotiated price increases. The warehousing operations have benefited from a higher volume of activity.

Operating income from OPS increased $0.3 million in the second quarter of 2006 compared to the same quarter in 2005. Operating margin percentage for OPS increased to 12.5 percent of net sales in 2006, compared with 9.2 percent of net sales in 2005. These increases were primarily due to increased net sales of trucking and warehousing operations and improved gross margin percentages for specialty products.

The increase in Other Products and Services (OPS) net sales of $0.8 million for the six months ended June 30, 2006, compared to 2005, was primarily related to increased revenues from the trucking and warehousing operations of the transport business. The trucking operations were able to post higher revenues compared with the same period of 2005 through expanded sales to current customers and negotiated price increases. The warehousing operations have benefited from a higher volume of activity.

Operating income from OPS increased by $0.3 million for the six months ended June 30, 2006 compared to the same period in 2005. Operating margin percentage for OPS increased to 9.8 percent of net sales in 2006, compared with 8.4 percent of net sales in 2005. These increases were primarily due to increased net sales of trucking and warehousing operations and improved gross margin percentages for specialty products.

Liquidity and Capital Resources

Cash and cash equivalents were $2.9 million as of June 30, 2006 compared with $2.2 million at December 31, 2005.

Working capital as of June 30, 2006 was $59.4 million compared with $57.7 million as of December 31, 2005. The increase in working capital during the quarter was primarily due to an increase in accounts receivable of $3.7 million and a decrease of $2.1 million in the current portion of long-term debt, offset by a decrease of $2.9 million in inventories. The increase in accounts receivable was due to higher sales in the second quarter of 2006 compared to the fourth quarter of 2005. The reduction in the current portion of long-term debt was due to paying off debt with cash flow generated from operations.

Capital expenditures were $4.0 million for the six months of 2006, compared with $8.7 million for the same period of 2005. Capital spending for 2006 is expected to be approximately $11.0 million to $13.0 million.

As of June 30, 2006, the Company reduced its total outstanding debt by $9.1 million since December 31, 2005, utilizing cash flow generated from operations. The Company had unused borrowing capacity of $46.0 million under various credit facilities as of June 30, 2006. Management believes that ongoing operations and current financing arrangements provide sufficient capacity to meet working capital and pension funding requirements and to fund future capital expenditures.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. Other than described below, there have been no significant changes in the Company’s critical accounting estimates during the six months ended June 30, 2006.

Pensions

On April 27, 2006, the Board of Directors of the Company approved an amendment to certain of the Company’s domestic defined benefit pension plans, effective June 30, 2006, which provided that benefits under these pension plans will stop accruing for all eligible employees not covered under a collective bargaining agreement. Concurrently, the Board of Directors approved an increase in the Company’s matching cash contribution to the Company’s 401(k) plan to 100 percent of employee pretax contributions up to 6 percent of compensation. The amendment resulted in a pension curtailment loss of $15,000 during the second quarter of 2006. The Company recorded a reduction in its employee sponsored benefit plans’ expense of $0.4 million in the second quarter of 2006 compared to the second quarter of 2005. As a result of the amendment and based on pension plan assumptions at the measurement date of April 30, 2006, pension expense for 2006 is expected to be approximately $2.2 million lower than the projected pension expense of $3.5 million previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In addition, the Company expects its matching contribution expense to the Company’s 401(k) plan to increase by approximately $0.4 million - $0.6 million in 2006.

The measurement of pension plan liabilities at April 30, 2006, for the defined benefit pension plans impacted by the amendment, resulted in the reductions of: (i) additional minimum pension liabilities by $5.1 million, (ii) intangible assets by $0.1 million, (iii) deferred tax assets by $1.9 million and (iv) accumulated other comprehensive loss by $3.1 million, during the quarter ended June 30, 2006.

The Company expects to contribute up to $5.4 million in cash to its defined benefit pension plans in 2006. Contributions of $1.4 million and $2.4 million were made during the quarter ended and six months ended June 30, 2006, respectively. No contributions were made during the quarter and six months ended June 30, 2005.

Recently Issued Accounting Standards

On January 1, 2006 the Company adopted SFAS No. 123(R) using the modified prospective transition method. SFAS No. 123(R) requires that companies account for awards of equity instruments under the fair value method of accounting and recognize such amounts in their statements of operations. The Company now recognizes compensation expense in its consolidated statements of operations over the service period that the awards are expected to vest. During the six month period ended June 30, 2006, the Company incurred approximately $0.2 million in expense for its stock-based compensation plans, including restricted stock awards, which was primarily recorded in selling, product development and administrative expenses. At June 30, 2006, the total unrecognized compensation cost related to non-vested awards was approximately $1.2 million, with a weighted average expected amortization period of 3.0 years.

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

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact of this Interpretation on the Company’s consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risks from those disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, conducted an evaluation as of June 30, 2006 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that it has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have not been any changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On July 18, 2003, a lawsuit was filed in the Superior Court in Hartford, Connecticut by the Company against a former employee. On November 2, 2004 the Connecticut Superior Court rendered its decision on this matter, fully sustaining the Company’s claims against the former employee. The Court held an additional hearing at which it found the former employee to be liable to the Company for actual damages, punitive damages and payment of the Company’s attorney fees. The Court’s rulings have been appealed by the former employee and the appeal was heard by the Connecticut Supreme Court in the second quarter of 2006. At this time, the Company cannot determine the outcome of the appeal. The final resolution of this matter may have a material impact on the future results of operations and cash flows of the Company.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2003, the Company’s Board of Directors approved a Stock Repurchase Program (the “Repurchase Program”) to mitigate the potentially dilutive effects of stock options and shares of restricted and unrestricted stock granted by the Company. Under the approved Repurchase Program, shares may be purchased by the Company up to the quantity of shares underlying options and other equity-based awards granted after January 1, 2003 under shareholder approved plans. There were approximately 0.7 million shares that remained available for repurchase under the Repurchase Program as of June 30, 2006. No shares were repurchased during the quarter and six months ended June 30, 2006.

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

LYDALL, INC.

August 8, 2006	By:	/s/ Thomas P. Smith
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