Form 10-Q
period 2006-09-30
LYDALL INC /DE/
filed 2006-11-08
CIK 60977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $.10 par value per share.

Total Shares outstanding October 27, 2006	16,221,443

LYDALL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Quarter Ended September 30,
	2006	2005
	(Unaudited)
Net sales	$80,124	$74,999
Cost of sales	62,498	58,334

Gross margin	17,626	16,665
Selling, product development and administrative expenses	13,570	14,517

Operating income	4,056	2,148
Interest expense	261	465
Other income, net	(24)	(15)

Income before income taxes	3,819	1,698
Income tax expense	101	333

Net income	$3,718	$1,365

Earnings per share:
Basic	$.23	$.08
Diluted	$.23	$.08

Weighted average number of common shares outstanding:
Basic	16,168	16,096
Diluted	16,209	16,150

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
Net sales	$245,757	$228,994
Cost of sales	191,353	178,938

Gross margin	54,404	50,056
Selling, product development and administrative expenses	42,536	42,626

Operating income	11,868	7,430
Interest expense	1,138	1,297
Other (income) expense, net	(41)	175

Income before income taxes	10,771	5,958
Income tax expense	2,668	1,858

Net income	$8,103	$4,100

Earnings per share:
Basic	$.50	$.26
Diluted	$.50	$.25

Weighted average number of common shares outstanding:
Basic	16,148	16,075
Diluted	16,199	16,135

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30, 2006	December 31, 2005
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,542	$2,162
Accounts receivable, net	53,635	52,295
Inventories, net	33,863	36,754
Prepaid expenses and other current assets, net	8,036	7,050

Total current assets	97,076	98,261

Property, plant and equipment, at cost	208,117	204,421
Accumulated depreciation	(106,407)	(100,963)

Net, property, plant and equipment	101,710	103,458

Goodwill	30,884	30,884
Other assets, net	16,149	15,646

Total assets	$245,819	$248,249

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,163	$3,185
Accounts payable	24,770	23,751
Accrued payroll and other compensation	7,931	5,681
Accrued taxes	3,965	1,696
Other accrued liabilities	5,793	6,243

Total current liabilities	43,622	40,556

Long-term debt	14,658	30,256
Deferred tax liabilities	20,625	17,332
Pension and other long-term liabilities	8,506	16,876
Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	2,256	2,255
Capital in excess of par value	46,361	46,186
Unearned compensation	—	(330)
Retained earnings	176,611	168,508
Accumulated other comprehensive loss	(2,839)	(9,409)

	222,389	207,210

Treasury stock, at cost	(63,981)	(63,981)

Total stockholders’ equity	158,408	143,229

Total liabilities and stockholders’ equity	$245,819	$248,249

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30,
	2006	2005
	(Unaudited)
Cash flows from operating activities:
Net income	$8,103	$4,100
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	11,641	11,316
Accretion of asset retirement obligations	88	—
Deferred income taxes	487	(149)
Stock based compensation	403	207
Loss on disposition of property, plant and equipment	744	51
Curtailment gain	—	(302)
Changes in operating assets and liabilities:
Accounts receivable	(265)	(8,207)
Inventories	3,651	(3,564)
Accounts payable	611	474
Accrued payroll and other compensation	1,612	2,441
Other, net	(2,071)	2,476

Net cash provided by operating activities	25,004	8,843

Cash flows from investing activities:
Capital expenditures	(7,496)	(11,809)

Net cash used for investing activities	(7,496)	(11,809)

Cash flows from financing activities:
Debt proceeds	60,650	80,349
Debt repayments	(79,137)	(78,713)
Reimbursement of cash from leasing company	—	3,133
Common stock issued	103	195

Net cash (used) provided by financing activities	(18,384)	4,964

Effect of exchange rate changes on cash	256	(276)

(Decrease) increase in cash and cash equivalents	(620)	1,722
Cash and cash equivalents at beginning of period	2,162	1,580

Cash and cash equivalents at end of period	$1,542	$3,302

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

The Company has expanded certain of its significant accounting policy disclosures, described in Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, to provide additional information with respect to those policies, as described below:

Pre-production design and development costs – The Company enters into contractual agreements with certain customers to design and develop molds, dies and tools (collectively, “tooling”). All such tooling contracts relate to products that the Company will supply to its customers under long-term supply agreements. The Company accounts for these pre-production design and development costs pursuant to Emerging Issues Task Force Issue No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements” (EITF 99-5). The majority of all tooling contracts are executed under sales terms where revenue is recognized upon acceptance of the tooling by the customer. For tooling sales arrangements, applicable costs are recorded in inventory as incurred and subsequently recognized, along with the related revenue, upon customer acceptance of the tooling.

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

The Company also may progress bill on certain tooling being constructed. These billings are recorded as progress billings (a reduction of the associated inventory) until the appropriate revenue recognition criteria have been met. Amounts included in “Prepaid expenses and other current assets, net” include the short-term portion of receivables due under reimbursement arrangements and amounts included in “Other assets, net” represent the long-term portion of those receivables in addition to customer owned tooling that was not reimbursed.

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

The following table illustrates the effect on net income and earnings per share as if FIN 47 had been applied during the quarter and nine months ended September 30, 2005:

In thousands except per share amounts	Quarter Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income – as reported	$1,365	$4,100
Less: Total depreciation and interest accretion costs, net of tax	(8)	(25)

Net income – pro forma	$1,357	$4,075

Basic earnings per common share:
Net income – as reported	$.08	$.26
Net income – pro forma	$.08	$.25
Diluted earnings per common share:
Net income – as reported	$.08	$.25
Net income – pro forma	$.08	$.25

Accrued liabilities for conditional asset retirement obligations as of September 30, 2006 were as follows:

In thousands	Total
Balance as of December 31, 2005	$620
Accretion	88
Other	27

Balance as of September 30, 2006	$735

3. Inventories

Inventories, net of valuation reserves, as of September 30, 2006 and December 31, 2005 were as follows:

In thousands	September 30, 2006	December 31, 2005
Raw materials	$14,830	$14,295
Work in process	11,000	12,017
Finished goods	8,784	11,077

	34,614	37,389
Less: Progress billings	(751)	(635)

Total inventories	$33,863	$36,754

Raw materials, work in process and finished goods inventories were net of valuation reserves of $2.6 million and $3.2 million as of September 30, 2006 and December 31, 2005, respectively. Progress billings relate to tooling inventory, which is included in work in process inventory in the above table.

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

In thousands except per share amounts	Quarter Ended September 30, 2006			Quarter Ended September 30, 2005
	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount
Basic earnings per share	$3,718	16,168	$.23	$1,365	16,096	$.08
Effect of dilutive options and awards	—	41	—	—	54	—

Diluted earnings per share	$3,718	16,209	$.23	$1,365	16,150	$.08

In thousands except per share amounts	Nine Months Ended September 30, 2006			Nine Months Ended September 30, 2005
	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount
Basic earnings per share	$8,103	16,148	$.50	$4,100	16,075	$.26
Effect of dilutive options and awards	—	51	—	—	60	(.01)

Diluted earnings per share	$8,103	16,199	$.50	$4,100	16,135	$.25

Options to purchase approximately 0.8 million and 1.1 million shares of common stock were excluded from the quarter ended September 30, 2006 and 2005 computations of diluted earnings per share, respectively, and options to purchase approximately 0.8 million and 1.0 million shares of common stock were excluded from the nine months ended September 30, 2006 and 2005 computations of diluted earnings per share, respectively. These options were excluded because the assumed proceeds from the exercise were greater than the average market price of the Company’s common stock.

5. Stock Based Compensation

The Company has stock-based compensation plans under which incentive and non-qualified stock options and restricted shares may be granted from common stock or treasury shares. Options issued by the Company under its stock option plans have a term of ten years and generally vest ratably over a period of four years. Restricted grants are expensed over the vesting period of the award. Stock options issued under the current plan must have an exercise price that may not be less than the fair market value of a share of the Company’s common stock on the date of grant.

In December 2004, the FASB issued SFAS No. 123(R), “Share-Based Payment.” SFAS No. 123(R) requires that companies account for awards of equity instruments under the fair value method of accounting and recognize such amounts in their statements of operations. The Company adopted SFAS No. 123(R) on January 1, 2006 using the modified prospective method, and in connection therewith compensation expense was recognized in its consolidated statement of operations for the quarter and nine months ended September 30, 2006. The financial statements of prior interim periods do not reflect any restated amounts. The Company recognizes expense on a straight-line basis over the vesting period of the entire award. Stock-based compensation expense includes the estimated effects of forfeitures, and such estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. The effect of changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods. The Company estimates the fair value of option grants based on the Black Scholes option-pricing model. Expected volatility and expected term are based on historical information. The Company determined that its future volatility and expected term are not likely to differ from the Company’s historical stock price volatility and historical exercise data, respectively.

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

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before taxes and net income were both reduced by $0.1 million, for the three months ended September 30, 2006, with no impact per diluted share, and $0.3 million and $0.2 million, respectively, for the nine months ended September 30, 2006, or $0.01 per diluted share. During the quarter and nine months ended September 30, 2006, the Company incurred approximately $0.1 million and $0.4 million, respectively, in expense for all stock-based compensation plans, including restricted stock awards, which was primarily recorded in selling, product development and administrative expense. At September 30, 2006, the total unrecognized compensation cost related to non-vested awards was approximately $1.1 million, with a weighted average expected amortization period of 2.8 years.

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

The following table illustrates the pro forma effect on net income and earnings per share for compensation cost for the quarter and nine months ended September 30, 2005 had compensation cost been recognized for the Company’s stock based compensation based on the fair value of the options at the grant dates using the Black-Scholes fair value method for option pricing.

In thousands except per share amounts	Quarter Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income – as reported	$1,365	$4,100
Add: Stock-based employee compensation expense included in net income, net of related tax effects	32	132
Less: Total stock-based employee compensation expense under FAS 123, using the fair value method, net of related tax effects	(264)	(817)

Net income – pro forma	$1,133	$3,415

Basic earnings per common share:
Net income – as reported	$.08	$.26
Net income – pro forma	$.07	$.21
Diluted earnings per common share:
Net income – as reported	$.08	$.25
Net income – pro forma	$.07	$.21

The amounts included in the table above have been adjusted to correct the amount of stock-based compensation expense previously reported under FAS 123. The amounts above have been adjusted in order to reflect the impact of forfeitures of stock options on the reported stock-based employee compensation expense.

The following table is a summary of option activity of the Company’s plans during the nine months ended September 30, 2006:

In thousands
Fixed Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,169	$10.47
Granted	32	$9.35
Exercised	(3)	$7.29
Forfeited/Cancelled	(56)	$11.53

Outstanding at September 30, 2006	1,142	$10.40	6.14	$397

Options exercisable at September 30, 2006	834	$11.25	5.05	$94

There were 32,275 options and 19,950 options granted during the nine months ended September 30, 2006 and 2005, respectively. There were no options granted during the third quarter of 2006 or 2005. The total intrinsic value of options exercised during the nine months ended September 30, 2006 and 2005, was less than $0.1 million.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the quarters ended:

	Nine Months Ended September 30,
	2006	2005
Risk-free interest rate	4.86%	3.75%
Expected life	7 years	7 years
Expected volatility	41%	47%
Expected dividend yield	0%	0%

The following is a summary of the Company’s nonvested restricted shares as of September 30, 2006, and changes during the nine months ended September 30, 2006:

In thousands
Nonvested Restricted Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2005	74	$10.95
Granted	—	$—
Vested	(20)	$11.21
Forfeited	(2)	$10.70

Nonvested at September 30, 2006	52	$10.86

In August 2003, the Company’s Board of Directors approved a Stock Repurchase Program (the “Repurchase Program”) to mitigate the potentially dilutive effects of stock options and shares of restricted and unrestricted stock granted by the Company. Under the Repurchase Program, shares may be purchased by the Company up to the quantity of shares underlying options and other equity-based awards granted after January 1, 2003 under shareholder approved plans. Under the current terms and conditions of its domestic revolving credit facility, the Company’s stock repurchase activity is limited to no more than $1.8 million in any fiscal quarter and no more than $5.0 million during any fiscal year. As of September 30, 2006, there were approximately 0.7 million shares remaining available for purchase under the Repurchase Program. No shares were repurchased during the quarter and nine months ended September 30, 2006.

6. Employer Sponsored Benefit Plans

As of September 30, 2006, the Company maintained three defined benefit pension plans (“pension plans”) that cover the majority of domestic Lydall employees. The pension plans are noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes.

Effective January 1, 2006, Lydall closed its domestic defined benefit pension plans to new employees hired after December 31, 2005, who are not covered under a collective bargaining agreement.

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

The Company expects to contribute up to $4.5 million in cash to its defined benefit pension plans in 2006. Contributions of $1.1 million and $3.5 million were made during the quarter ended and nine months ended September 30, 2006, respectively. Contributions of $0.1 million were made during the quarter and nine months ended September 30, 2005.

The Company also maintained an unfunded Supplemental Executive Retirement Plan (SERP) that provides supplemental income payments after retirement to certain former senior executives. On December 7, 2005, the Company amended the SERP so that no additional participants will be eligible to participate in the SERP and no further benefits will accrue under the SERP after December 31, 2005.

The following is a summary of the components of net periodic benefit cost for the quarters and nine months ended September 30, 2006 and September 30, 2005:

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2006	2005	2006	2005
Components of net periodic benefit cost:
Service cost	$92	$453	$889	$1,359
Interest cost	616	616	1,878	1,848
Curtailment loss (gain)	—	(302)	15	(302)
Expected return on assets	(697)	(596)	(1,979)	(1,788)
Amortization of unrecognized actuarial loss	44	210	418	631

Net periodic benefit cost	$55	$381	$1,221	$1,748

7. Comprehensive Income

Comprehensive income (loss) for the periods ended September 30, 2006 and 2005 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2006	2005	2006	2005
Net income	$3,718	$1,365	$8,103	$4,100
Changes in accumulated other comprehensive income (loss):
Foreign currency translation	(479)	(319)	3,484	(5,262)
Minimum pension liability, net of tax	—	—	3,092	—
Unrealized (loss) gain on derivative instruments, net of tax	11	(9)	(6)	103

Total comprehensive income (loss)	$3,250	$1,037	$14,673	$(1,059)

8. Income Taxes

The effective tax rate for the quarter ended September 30, 2006 was 2.6 percent compared with 19.6 percent for the same period of 2005. The effective tax rate for the nine months ended September 30, 2006 was 24.8 percent compared with 31.2 percent for the same period of 2005. Income tax expense for the current quarter is net of a tax benefit of $1.2 million. The benefit related to the completion of certain tax audits during the quarter and additional tax benefits identified during the preparation of the Company’s 2005 tax returns, primarily related to changes in estimates of certain export sales benefits. This third-quarter adjustment contributed to reducing the Company’s effective tax rate to 24.8 percent for the nine months ended September 30, 2006 from 36.9 percent for the six months ended June 30, 2006.

9. Segment Information

Lydall’s reportable segments are: Thermal/Acoustical and Filtration/Separation. All other businesses are aggregated in Other Products and Services. For a full description of each segment, refer to the “Notes to Consolidated Financial Statements” reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2006	2005	2006	2005
Thermal/Acoustical:
Automotive	$40,694	$40,055	$128,439	$121,709
Passive thermal	8,268	5,934	24,382	18,928
Active thermal	5,182	5,459	14,950	14,806

Thermal/Acoustical Segment net sales	$54,144	$51,448	$167,771	$155,443
Filtration/Separation:
Filtration	$15,013	$13,995	$44,877	$44,973
Vital Fluids	3,857	3,038	10,874	7,749

Filtration/Separation Segment net sales	$18,870	$17,033	$55,751	$52,722
Other Products and Services:
Transport, distribution and warehousing services	$5,607	$5,467	$17,124	$16,261
Specialty products	2,126	1,731	6,992	6,514

Other Products and Services net sales	$7,733	$7,198	$24,116	$22,775
Eliminations and Other	(623)	(680)	(1,881)	(1,946)

Consolidated Net Sales	$80,124	$74,999	$245,757	$228,994

Operating income by segment was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2006	2005	2006	2005
Thermal/Acoustical	$4,874	$5,479	$17,752	$14,481
Filtration/Separation	1,971	940	3,772	4,760
Other Products and Services	697	387	2,296	1,695
Corporate Office Expenses	(3,486)	(4,658)	(11,952)	(13,506)

Consolidated Operating Income	$4,056	$2,148	$11,868	$7,430

10. Recently Issued Accounting Standards

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Interpretation is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this Interpretation on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). This Statement amends Statement 87, FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, Statement 106, and FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, and other related accounting literature. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of this Interpretation on the Company’s consolidated financial position, results of operations or cash flows and at this time the Company does not anticipate a material impact due to the plan amendment and related liability adjustments recorded in the second quarter of this year (See Note 6).

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “rollover” method and the “iron curtain” method. The rollover method focuses primarily on the impact of misstatements on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Lydall currently uses the rollover method for quantifying identified financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantifications of errors under both the iron curtain and rollover methods. SAB 108 permits existing public companies to initially apply its provision either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

The Company will initially apply the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of its annual financial statements for the year ending December 31, 2006. When the Company initially applies the provisions of SAB 108, it expects to record a decrease in deferred income tax liabilities in the amount of approximately $1.0 million and an increase in retained earnings of approximately $1.0 million as of January 1, 2006. These expected changes in deferred taxes and retained earnings are a result of excess deferred tax liabilities recorded prior to 2002 related to differences in income tax basis and financial reporting basis of certain property, plant and equipment. The accompanying financial statements do not reflect these adjustments.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Factors That May Affect Future Results

In the interest of more meaningful disclosure, Lydall and its management make statements regarding the future outlook of the Company, which constitute “forward-looking statements” under the securities laws. These forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company, based on assumptions and estimates currently believed to be valid. Forward-looking statements are included under the “Overview and Outlook” section of this Item and elsewhere within this report and are generally identified through the use of language such as “believe,” “expect,” “may,” “plan,” “project,” “estimate,” “anticipate” and other words of similar meaning in connection with the discussion of future operating or financial performance. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Some of the factors that might cause such a difference include risks and uncertainties which are detailed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Note Concerning Factors That May Affect Future Results” and “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. These risks include, among others: a major downturn of the automotive market, which accounted for approximately 52 percent of Lydall’s net sales for the nine months ended September 30, 2006, dependence on large customers, pricing for automotive products, unforeseen changes in raw material pricing and supply, specifically, aluminum and other metals used in most of the Company’s heat-shield products and various fibers used in thermal/acoustical and filtration/separation products. In addition, increases in energy pricing, inherent risks at international operations, the timing and performance of new-product introductions, and compliance with environmental laws and regulations can impact Lydall’s projected results. Lydall does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company.

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

Global automotive net sales represent approximately 52 percent of the Company’s year-to-date net sales. While the Company experienced approximately 6 percent growth in global automotive net sales in the nine months ended September 30, 2006 compared with the same period in 2005, a reduction in vehicle production volumes, or a major decline in the production of specific vehicles in which Lydall has significant content, could have a material adverse effect on the Company’s profitability in future quarters. During the third and fourth quarters of 2006, certain domestic automakers announced reductions in forecasted automobile production. The Company is evaluating the impact of these reductions on the Company’s profitability in the fourth quarter of 2006 and fiscal year 2007.

Global environmental and economic conditions could also impact Lydall’s business segments. Significant increases in energy costs, as well as increases in raw material pricing, specifically, aluminum used in most of the Company’s heat-shield products and various fibers used in a number of the Company’s thermal/acoustical and filtration/separation products, could increase manufacturing costs. The Company expects its aluminum costs to increase during the remainder of 2006, which could lower operating income in future periods, should the Company not have the ability to pass some or all of these incremental costs on to its customers.

Operational Matters

During the nine months ended September 30, 2006, and to a lesser extent the third quarter of 2006, net sales of the Company’s air filtration business, included in the Company’s Filtration/Separation Segment, were lower than in the comparable periods of 2005. This decrease was primarily due to a reduction in market share resulting from competitor pricing actions. The Company is working closely with its customers to regain market share and expects to regain some market share in 2007. The financial impact of these efforts cannot be determined at this time.

During the third quarter of 2006, efforts at the Vital Fluids’ business, which is part of the Company’s Filtration/Separation Segment, to address the operational issues that caused an operating loss during the six months ended June 30, 2006, have started to achieve results. Changes in management, higher sales and operational efficiency improvements, during the third quarter of 2006, contributed to the Vital Fluids’ business essentially breaking even for the quarter. In addition, the Vital Fluids’ business successfully completed the follow-up Federal Drug Administration audit related to the 2005 product recall with no deficiencies noted. The Company cannot determine at this time, if the improvements made to the Vital Fluid’s business during the third quarter of 2006, will result in increased profitability in the future.

The Company has continued to focus on Lean Six Sigma initiatives. The Company benefited from savings and operating efficiency improvements as a result of the Company’s ongoing Lean Six Sigma program. As this process continues, the Company anticipates that these efforts will continue to identify ways to improve processes and work flow, reduce costs and leverage synergies across the organization. While management has started to see a positive impact on operating margins as a result of Lean Six Sigma initiatives, the Company cannot determine the timing and future impact of these initiatives at this time.

The Company has focused on working capital management throughout 2006. The combination of the results of operations, lower cash cycle days (average days of inventory plus average days of receivables minus average days of payables) and containing capital expenditures has allowed the Company to reduce outstanding debt by $17.6 million during 2006.

The Company is moving closer to establishing its presence in China and anticipates leasing warehouse space for filtration products by the end of the year. The goal, going forward, is to set up a sales and service company with the capability of performing finishing operations in addition to acting as the central distribution and service facility for filtration products for Asia. The Company is also focusing on establishing an Asian presence for our Thermal/Acoustical products in this important market. The Company cannot determine the timing and future financial impact of these initiatives at this time.

The Company continued efforts to establish its position with Asian automotive transplants in North America. The process is a long one. The Hamptonville facility was approved as an official supplier by certain Asian automotive transplants. This is a very important step forward. This approval does not give the Company business, but it puts the Company in position to quote and gain business in the future. The future financial impact of these efforts to expand business with Asian transplants cannot be determined at this time.

Results of Operations

The following table presents selected statement of operations line items for the quarter and nine months ended September 30, 2006 on a comparative basis with the quarter and nine months ended September 30, 2005 expressed as a relative percentage of consolidated net sales:

	Quarter Ended		Nine Months Ended
In thousands	September 30, 2006	September 30, 2005	September 30, 2006	September 30, 2005
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	78.0%	77.8%	77.9%	78.1%
Gross margin	22.0%	22.2%	22.1%	21.9%
Selling, product development and administrative expenses	16.9%	19.4%	17.3%	18.6%
Operating income	5.1%	2.9%	4.8%	3.2%
Net income	4.6%	1.8%	3.3%	1.8%

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three months ended September 30, 2006 (Q3-06) and September 30, 2005 (Q3-05) and for the nine months ended September 30, 2006 (YTD-06) and September 30, 2005 (YTD-05).

Net Sales

	Quarter Ended			Nine Months Ended
In thousands	Q3-06	Q3-05	Percent Change	YTD-06	YTD-05	Percent Change
Net sales	$80,124	$74,999	6.8%	$245,757	$228,994	7.3%

The increase in net sales for the third quarter of 2006 of $5.1 million, compared with 2005, was the result of increased net sales from the Thermal/Acoustical and Filtration/Separation segments of $2.7 million and $1.8 million, respectively, as well as increased net sales of other products and services of $0.5 million. Excluding the favorable impact of foreign currency translation, the increase in net sales for the third quarter of 2006, compared to the same period of 2005, was $4.1 million. Contributing to the increase in Thermal/Acoustical net sales were higher passive thermal products net sales of $2.3 million, offset by a $0.3 million decrease in active thermal products net sales. Automotive net sales were essentially flat for the current quarter compared to the prior year’s quarter after excluding the favorable impact of foreign currency translation, as a decrease in parts sales was offset by an increase in tooling sales. The Filtration/Separation segment net sales increase was the result of a $1.0 million increase in filtration media net sales and a $0.8 million increase in Vital Fluids’ products net sales.

Excluding the unfavorable impact of foreign currency translation, the increase in net sales for the nine months ended September 30, 2006, compared with 2005, was $17.7 million. The increase in net sales for the current year, compared with 2005, was primarily the result of increased net sales from the Thermal/Acoustical segment of $12.3 million, which included increases in automotive products net sales of $6.7 million and passive thermal products net sales of $5.5 million. The Filtration/

Separation segment net sales increased by $3.0 million, primarily as a result of an increase of $3.1 million in Vital Fluids’ products net sales. Other products and services net sales increased $1.3 million for the nine months ended September 30, 2006, as compared with 2005.

Gross Margin

	Quarter Ended			Nine Months Ended
In thousands	Q3-06	Q3-05	Percent Change	YTD-06	YTD-05	Percent Change
Gross margin	$17,626	$16,665	5.8%	$54,404	$50,056	8.7%
Percentage of sales	22.0%	22.2%		22.1%	21.9%

The gross margin percentage in the third quarter of 2006 was lower in comparison with the same period of 2005 due to reduced gross margins in the Company’s Thermal/Acoustical segment. Active thermal industrial products, which had lower sales and higher per-unit manufacturing costs during the current quarter, contributed to a lower gross margin percentage. In addition, lower automotive parts sales and changes in product mix negatively impacted gross margin in the segment. Offsetting these decreases were improved gross margin percentages for filtration and Vital Fluid’s products of the Filtration/Separation segment, as well as other products and services.

The increase in gross margin percentage in the nine months ended September 30, 2006 to 22.1 percent from 21.9 percent in the same period of 2005 was principally due to increased gross margins in the Company’s Thermal/Acoustical segment, primarily related to improved margins on automotive products. The combination of higher sales volume and manufacturing process improvements led to the improved gross margin percentage in 2006 compared to 2005. Partially offsetting this increase in gross margin percentage was a decrease in gross margin percentage from Filtration/Separation segment products.

Selling, Product Development and Administrative Expenses

	Quarter Ended			Nine Months Ended
In thousands	Q3-06	Q3-05	Percent Change	YTD-06	YTD-05	Percent Change
Selling, product development and administrative expenses	$13,570	$14,517	(6.5)%	$42,536	$42,626	(0.2)%
Percentage of sales	16.9%	19.4%		17.3%	18.6%

The decrease in selling, product development and administrative expenses of $0.9 million in the third quarter of 2006, compared to the same period in 2005, was primarily due to a $0.8 million reduction in severance costs, which were recorded in corporate office expenses. Also, benefit plan expense was $0.3 million lower as a result of previously announced changes to the Company’s benefit plans. Offsetting these decreases in current quarter expense was an increase in incentive compensation expense of $0.2 million in the current quarter compared with the same period in 2005.

The decrease in selling, product development and administrative expenses of $0.1 million in the nine months ended September 30, 2006, compared to 2005, was primarily due to a decrease of $1.5 million in compliance costs related to the Sarbanes-Oxley Act. Also, benefit plan expense was $0.5 million lower as a result of previously announced changes to the Company’s benefit plans. Offsetting the decreases in current year expense were increases in incentive compensation expense of $0.6 million and sales commission expense of $0.7 million. In addition, stock based compensation expense increased in 2006 by $0.4 million due to the adoption of SFAS 123R, “Share-Based Payment”. The increase in net sales for the year, compared to the prior year, contributed to higher sales commission expense in the current year. The increase in incentive compensation expense was primarily due to improved profitability by the Company in 2006 compared to 2005.

Interest Expense

	Quarter Ended			Nine Months Ended
In thousands	Q3-06	Q3-05	Percent Change	YTD-06	YTD-05	Percent Change
Interest expense	$261	$465	(43.9)%	$1,138	$1,297	(12.3)%
Weighted average interest rate	5.6%	4.9%		5.8%	4.8%

Interest expense was lower for the quarter ended September 30, 2006, compared to the quarter ended September 30, 2005, due to lower borrowings partially offset by higher interest rates.

Interest expense was lower for the nine months ended September 30, 2006, compared to the same period a year ago, due to decreased borrowings offset by higher interest rates and accretion of interest expense of approximately $0.1 million on the Company’s liabilities for asset retirement obligations.

Other Income/Expense

Other income and expense for the quarters and nine months ended September 30, 2006 and 2005 consisted of insignificant activity related to foreign exchange transaction gains and losses and investment income.

Income Taxes

The effective tax rate for the quarter ended September 30, 2006 was 2.6 percent compared with 19.6 percent for the same period of 2005. The effective tax rate for the nine months ended September 30, 2006 was 24.8 percent compared with 31.2 percent for the same period of 2005. Income tax expense for the current quarter is net of a tax benefit of $1.2 million. The benefit related to the completion of certain tax audits during the quarter and additional tax benefits identified during the preparation of the Company’s 2005 tax returns, primarily related to changes in estimates of certain export sales benefits. This third-quarter adjustment contributed to reducing the Company’s effective tax rate to 24.8 percent for the nine months ended September 30, 2006 from 36.9 percent for the six months ended June 30, 2006.

Segment Results

The following table presents sales information for the key product and service groups included within each operating segment for the quarter and nine months ended September 30, 2006 compared with the quarter and nine months ended September 30, 2005:

In thousands	Quarter Ended September 30, 2006	Quarter Ended September 30, 2005	Dollar Change	Percentage Change
Thermal/Acoustical:
Automotive	$40,694	$40,055	$639	1.6%
Passive thermal	8,268	5,934	2,334	39.3%
Active thermal	5,182	5,459	(277)	(5.1)%

Thermal/Acoustical Segment net sales	$54,144	$51,448	$2,696	5.2%
Filtration/Separation:
Filtration	$15,013	$13,995	$1,018	7.3%
Vital Fluids	3,857	3,038	819	27.0%

Filtration/Separation Segment net sales	$18,870	$17,033	$1,837	10.8%
Other Products and Services:
Transport, distribution and warehousing services	$5,607	$5,467	$140	2.6%
Specialty products	2,126	1,731	395	22.8%

Other Products and Services net sales	$7,733	$7,198	$535	7.4%
Eliminations and Other	(623)	(680)	57	(8.4)%

Consolidated Net Sales	$80,124	$74,999	$5,125	6.8%

In thousands	Nine Months Ended September 30, 2006	Nine Months Ended September 30, 2005	Dollar Change	Percentage Change
Thermal/Acoustical:
Automotive	$128,439	$121,709	$6,730	5.5%
Passive thermal	24,382	18,928	5,454	28.8%
Active thermal	14,950	14,806	144	1.0%

Thermal/Acoustical Segment net sales	$167,771	$155,443	$12,328	7.9%
Filtration/Separation:
Filtration	$44,877	$44,973	$(96)	(0.2)%
Vital Fluids	10,874	7,749	3,125	40.3%

Filtration/Separation Segment net sales	$55,751	$52,722	$3,029	5.7%
Other Products and Services:
Transport, distribution and warehousing services	$17,124	$16,261	$863	5.3%
Specialty products	6,992	6,514	478	7.3%

Other Products and Services net sales	$24,116	$22,775	$1,341	5.9%
Eliminations and Other	(1,881)	(1,946)	65	(3.3)%

Consolidated Net Sales	$245,757	$228,994	$16,763	7.3%

Operating income by segment was as follows:

	Quarter Ended September 30, 2006		Quarter Ended September 30, 2005		Dollar Change	Percentage Change
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %
Thermal/Acoustical	$4,874	9.0%	$5,479	10.6%	$(605)	(11.0)%
Filtration/Separation	1,971	10.4%	940	5.5%	1,031	109.7%
Other Products and Services	697	9.0%	387	5.4%	310	80.1%
Corporate Office Expenses	(3,486)	—	(4,658)	—	1,172	(25.2)%

Consolidated Operating Income	$4,056	5.1%	$2,148	2.9%	$1,908	88.8%

	Nine Months Ended September 30, 2006		Nine Months Ended September 30, 2005		Dollar Change	Percentage Change
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %
Thermal/Acoustical	$17,752	10.6%	$14,481	9.3%	$3,271	22.6%
Filtration/Separation	3,772	6.8%	4,760	9.0%	(988)	(20.8)%
Other Products and Services	2,296	9.5%	1,695	7.4%	601	35.5%
Corporate Office Expenses	(11,952)		(13,506)		1,554	(11.5)%

Consolidated Operating Income	$11,868	4.8%	$7,430	3.2%	$4,438	59.7%

Thermal/Acoustical

Thermal/Acoustical Segment net sales increased to $54.1 million for the third quarter of 2006 compared with $51.4 million for the same period of 2005. Foreign currency translation impact increased segment net sales by $0.8 million during the third quarter of 2006. Passive thermal products net sales primarily used in heating, ventilating and air conditioning systems, appliances and hearths increased by $2.3 million in the third quarter of 2006 compared with the same quarter of 2005. This increase was due to greater demand and market penetration. Offsetting this increase was lower sales of Affinity® temperature-control active thermal products by $0.3 million, quarter over quarter, primarily due to lower demand in the current quarter and delayed shipment of certain orders. Automotive net sales were essentially flat for the current quarter compared to the prior year’s quarter after excluding the favorable impact of foreign currency translation, as a decrease in parts sales was offset by an increase in tooling sales.

The decrease in operating income in the Thermal/Acoustical Segment for the third quarter of 2006 of $0.6 million, compared to the third quarter of 2005, was principally due to a decrease in operating income from active thermal products. Lower sales of Affinity® temperature-control active thermal products in the current quarter by $0.3 million, compared to the same quarter of 2005, as well as a decrease in gross margin percentage, contributed to a reduction in active thermal operating income in the quarter of $0.8 million. This decrease in gross margin percentage was due to higher manufacturing and warranty costs resulting from quality issues, as well as material shortages and the disposal of certain equipment. Operating income for the automotive business decreased slightly during the quarter. Lower part sales combined with changes in product mix resulted in lower gross margin of $0.5 million for the quarter. This reduction in gross margin was essentially offset by lower selling, product development and administrative expenses of $0.5 million during the current quarter. Passive thermal products operating income increased by $0.3 million, primarily due to increased sales.

Thermal/Acoustical Segment net sales increased to $167.8 million for the nine months ended September 30, 2006 compared with $155.4 million for the same period of 2005. Foreign currency translation decreased segment net sales by $0.6 million, or 0.4 percent, for the period. The increase in segment net sales primarily resulted from increased automotive parts net sales of 5.8 percent in 2006 compared to 2005. The increase in segment net sales also resulted from increased passive thermal products net sales primarily used in heating, ventilating and air conditioning systems, appliances and hearths, which increased by $5.5 million during the nine months ended September 30, 2006 compared with the same period of 2005. This increase was due to greater demand and market penetration. Sales of Affinity® temperature-control active thermal products were essentially flat period over period.

The increase in operating income in the Thermal/Acoustical Segment for the nine months ended September 30, 2006 of $3.3 million as compared to the same period of 2005, was primarily due to an increase in operating income from the automotive operations of $3.9 million, and to a lesser extent from passive thermal products of $0.6 million, partially offset by a decrease of $1.2 million in active thermal operating income. The increase in automotive operating income was primarily due to higher volume of automotive part sales and increased gross margin percentages. Gross margin percentages improved due to cost reduction initiatives and higher volumes during the period. The decrease in operating income for active thermal products was due to lower gross margin percentage as a result of higher manufacturing and warranty costs, as well as material shortages. Reducing segment operating income during the nine months ended September 30, 2006, compared to the same period a year ago, was increased incentive compensation expense of $0.4 million and sales commission expense of $0.5 million.

Filtration/Separation

Segment net sales increased by $1.8 million for the quarter ended September 30, 2006 compared with the same period of 2005. Foreign currency translation impact increased segment net sales by $0.3 million for the third quarter of 2006. The overall increase in segment net sales for the quarter, compared with the same period of 2005, primarily related to increased net sales for liquid filtration products of $1.1 million and Vital Fluids’ products net sales of $0.8 million. The increase in liquid filtration net sales was due to greater demand from existing and new customers and the introduction of new products. Vital Fluids’ products net sales increased primarily from greater bioprocessing net sales of $0.7 million, due to increased customer production campaigns.

Segment operating income increased $1.0 million for the quarter ended September 30, 2006 compared with the same period of 2005. Increased net sales in the liquid filtration business, combined with gross margin percentage improvements in the air filtration business, contributed to increased operating income of $0.7 million for the third quarter of 2006. Vital Fluids’ operating income increased by $0.3 million primarily due to the combination of higher sales and improvements in gross margin percentage. Gross margin percentage increased due to operating efficiency improvements made at the Vital Fluids operation during the current quarter.

Segment net sales increased by $3.0 million for the nine months ended September 30, 2006 compared with the same period of 2005. Foreign currency translation decreased segment net sales by $0.3 million, or 0.5 percent, for the period. The overall increase was related to increased sales for liquid filtration products of $2.7 million and Vital Fluids’ products net sales of $3.1 million, offset by a decrease of air filtration media net sales of $2.7 million. Liquid filtration net sales increased due to increased demand from existing and new customers and the introduction of new products. The increase in Vital Fluids’ products net sales was attributable to increased bioprocessing net sales, and to a lesser extent, increases in blood product net sales. Bioprocessing net sales increased due to increased customer production campaigns. Blood product net sales were higher in the current year due to the prior year being impacted by the blood product recall. The decrease in air filtration media net sales was related to pricing competition in certain markets.

Segment operating income decreased $1.0 million for the nine months ended September 30, 2006 compared with the same period of 2005. While Vital Fluids’ net sales increased during the current year, compared to the same period of 2005, gross margin and operating income were negatively impacted by inventory obsolescence and a quality issue resulting in charges aggregating approximately $0.6 million. The decrease in overall segment operating income was also related to lower overall gross margin contribution by air filtration products, as a result of lower sales, partially offset by improvement in the liquid filtration business gross margin due to increased sales. In addition, severance expense and incentive compensation expense in the segment were $0.3 million and $0.2 million higher, respectively, during the nine months ended September 30, 2006, as compared to the same period of 2005.

Other Products and Services

The increase in Other Products and Services (OPS) net sales of $0.5 million for the third quarter of 2006, compared to the same period in 2005, was primarily related to increased revenues from specialty products, and to a lesser extent, the trucking operations of the transport business. A stronger electrical market has led to higher specialty product net sales in the current quarter. The trucking operations were able to post higher revenues compared with the same period of 2005 through expanded sales to current customers and negotiated price increases.

Operating income from OPS increased $0.3 million in the third quarter of 2006 compared to the same quarter in 2005. Operating margin percentage for OPS increased to 9.0 percent of net sales in 2006, compared with 5.4 percent of net sales in 2005. These increases were primarily due to increased net sales and improved gross margin percentages for specialty products.

The increase in Other Products and Services (OPS) net sales of $1.3 million for the nine months ended September 30, 2006, compared to 2005, was primarily related to increased revenues from the trucking and warehousing operations of the transport business and specialty products. The trucking operations were able to post higher revenues compared with the same period of 2005 through expanded sales to current customers and negotiated price increases. The warehousing operations have benefited from a higher volume of activity. A stronger electrical market has led to higher specialty product sales in the nine months ended September 30, 2006.

Operating income from OPS increased by $0.6 million for the nine months ended September 30, 2006 compared to the same period in 2005. Operating margin percentage for OPS increased to 9.5 percent of net sales in 2006, compared with 7.4 percent of net sales in 2005. These increases were primarily due to increased net sales of trucking and warehousing operations and specialty products, as well as improved gross margin percentages for specialty products.

Liquidity and Capital Resources

Cash and cash equivalents were $1.5 million as of September 30, 2006 compared with $2.2 million at December 31, 2005.

Working capital as of September 30, 2006 was $53.4 million compared with $57.7 million as of December 31, 2005. The decrease in working capital during the quarter was primarily due to an increase in accrued payroll and other compensation of $2.3 million, accrued taxes of $2.3 million and a decrease of $2.9 million in inventories, offset by a decrease in the current portion of long term debt of $2.0 million and an increase in accounts receivable of $1.3 million.

Capital expenditures were $7.5 million for the nine months of 2006, compared with $11.8 million for the same period of 2005. Capital spending for 2006 is expected to be approximately $11.0 million to $12.0 million.

As of September 30, 2006, the Company reduced its total outstanding debt by $17.6 million since December 31, 2005, as a result of cash management, cash flow generated from operations and containing capital expenditures. The Company had unused borrowing capacity of $52.8 million under various credit facilities as of September 30, 2006. Management believes that ongoing operations and current financing arrangements provide sufficient capacity to meet working capital and pension funding requirements and to fund future capital expenditures.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005 and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. Other than described below, there have been no significant changes in the Company’s critical accounting estimates during the nine months ended September 30, 2006.

Pensions

On April 27, 2006, the Board of Directors of the Company approved an amendment to certain of the Company’s domestic defined benefit pension plans, effective June 30, 2006, which provided that benefits under these pension plans will stop accruing for all eligible employees not covered under a collective bargaining agreement. Concurrently, the Board of Directors approved an increase in the Company’s matching cash contribution to the Company’s 401(k) plan to 100 percent of employee pretax contributions up to 6 percent of compensation. The amendment resulted in a pension curtailment loss of $15,000 during the second quarter of 2006. The Company recorded a reduction in its employee sponsored benefit plans’ expense of $0.4 million in the third quarter of 2006 compared to the third quarter of 2005. As a result of the amendment and based on pension plan assumptions at the measurement date of April 30, 2006, pension expense for 2006 is expected to be approximately $2.2 million lower than the projected pension expense of $3.5 million previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005. In addition, the Company expects its matching contribution expense to the Company’s 401(k) plan to increase by approximately $0.4 million - $0.6 million in 2006.

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

The Company expects to contribute up to $4.5 million in cash to its defined benefit pension plans in 2006. Contributions of $1.1 million and $3.5 million were made during the quarter ended and nine months ended September 30, 2006, respectively. Contributions of $0.1 million were made during the quarter and nine months ended September 30, 2005.

Recently Issued Accounting Standards

On January 1, 2006 the Company adopted SFAS No. 123(R) using the modified prospective transition method. SFAS No. 123(R) requires that companies account for awards of equity instruments under the fair value method of accounting and recognize such amounts in their statements of operations. The Company now recognizes compensation expense in its consolidated statements of operations over the service period that the awards are expected to vest. During the nine month period ended September 30, 2006, the Company incurred approximately $0.4 million in expense for its stock-based compensation plans, including restricted stock awards, which was primarily recorded in selling, product development and administrative expenses. At September 30, 2006, the total unrecognized compensation cost related to non-vested awards was approximately $1.1 million, with a weighted average expected amortization period of 2.8 years.

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

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“FAS 157”). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Interpretation is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact of this Interpretation on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (“FAS 158”). This Statement amends Statement 87, FASB Statement No. 88, Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits, Statement 106, and FASB Statement No. 132 (revised 2003), Employers’ Disclosures about Pensions and Other Postretirement Benefits, and other related accounting literature. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006. The Company is currently evaluating the impact of this Interpretation on the Company’s consolidated financial position, results of operations or cash flows and at this time. The Company does not anticipate a material impact due to the plan amendment and related liability adjustments in the second quarter of this year, as described in Note 6 to the Company’s Notes to Condensed Consolidated Financial Statements.

In September 2006, the Securities and Exchange Commission (“SEC”) staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (“SAB 108”). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “rollover” method and the “iron curtain” method. The rollover method focuses primarily on the impact of misstatements on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Lydall currently uses the rollover method for quantifying identified financial statement misstatements. In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantifications of errors under both the iron curtain and rollover methods. SAB 108 permits existing public companies to initially apply its provision either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. Use of the “cumulative effect” transition method requires detailed disclosure of the nature and amount of each individual error being corrected through the cumulative adjustment and how and when it arose.

The Company will initially apply the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of its annual financial statements for the year ending December 31, 2006. When the Company initially applies the provisions of SAB 108, it expects to record a decrease in deferred income tax liabilities in the amount of approximately $1.0 million and an increase in retained earnings of approximately $1.0 million as of January 1, 2006. These expected changes in deferred taxes and retained earnings are a result of excess deferred tax liabilities recorded prior to 2002 related to differences in income tax basis and financial reporting basis of certain property, plant and equipment. The accompanying financial statements do not reflect these adjustments.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risks from those disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2005.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, conducted an evaluation as of September 30, 2006 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that it has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have not been any changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2003, the Company’s Board of Directors approved a Stock Repurchase Program (the “Repurchase Program”) to mitigate the potentially dilutive effects of stock options and shares of restricted and unrestricted stock granted by the Company. Under the approved Repurchase Program, shares may be purchased by the Company up to the quantity of shares underlying options and other equity-based awards granted after January 1, 2003 under shareholder approved plans. There were approximately 0.7 million shares that remained available for repurchase under the Repurchase Program as of September 30, 2006. No shares were repurchased during the quarter and nine months ended September 30, 2006.

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

LYDALL, INC.

November 8, 2006	By:	/s/ Thomas P. Smith
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