Form 10-K
period 2006-12-31
LYDALL INC /DE/
filed 2007-03-13
CIK 60977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2006

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

On June 30, 2006, the aggregate market value of the Registrant’s voting stock held by nonaffiliates was $146,915,454 based on the New York Stock Exchange closing price on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

On February 28, 2007, there were 16,333,907 shares of Common Stock outstanding, exclusive of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference from the definitive Proxy Statement distributed in connection with the Registrant’s Annual Meeting of Stockholders to be held on April 26, 2007.

The exhibit index is located on pages 30-31.

INDEX TO ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2006

The information called for by Items 10, 11, 12, 13 and 14, to the extent not included in this document, is incorporated herein by reference to such information included in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and distributed in connection with Lydall, Inc.’s 2007 Annual Meeting of Stockholders to be held on April 26, 2007.

PART I

Lydall, Inc. and its subsidiaries are hereafter collectively referred to as “Lydall,” the “Company” or the “Registrant.”

Item 1. BUSINESS

Lydall, Inc. has been incorporated in Delaware since 1987 after originally being incorporated in Connecticut in 1969. The Company’s principal executive offices are located in Manchester, Connecticut. The Company’s subsidiaries design and manufacture specialty engineered automotive thermal and acoustical barriers, passive and active industrial thermal and insulating solutions, air and liquid filtration media, medical filtration media and devices and biopharmaceutical processing components for demanding thermal/acoustical and filtration/separation applications.

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

Sales to the automotive market represented 52 percent of Lydall’s net sales in 2006, 54 percent of net sales in 2005 and 47 percent in 2004. Lydall’s Thermal and Acoustical products are used on a variety of automotive platforms and in various other applications. Sales to DaimlerChrysler were $55.9 million, or 17 percent of Lydall’s net sales in 2006. No other single customer accounted for more than 10 percent of the Company’s net sales in 2006.

Foreign and export sales were 43 percent of the Company’s net sales in 2006, 45 percent in 2005 and 47 percent in 2004. Export sales primarily to Europe, Asia, Mexico and Canada were $45.1 million, $47.3 million and $51.2 million in 2006, 2005 and 2004, respectively. Foreign sales were $96.0 million, $91.1 million and $86.6 million for the years ended December 31, 2006, 2005 and 2004, respectively. The decrease in export sales during 2006 was primarily related to decreased automotive sales to Canada. The increase in foreign sales during 2006 was primarily related to incremental European automotive sales.

Foreign operations generated operating income of $10.3 million, $9.9 million and $4.2 million for the years ended December 31, 2006, 2005 and 2004, respectively. Total foreign assets were $87.2 million at December 31, 2006 compared with $79.4 million at December 31, 2005 and $90.4 million at December 31, 2004. The increase in foreign assets as of December 31, 2006 was primarily due to the strengthening of the Euro in 2006, compared to 2005.

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

Thermal/Acoustical Segment net sales represented 68.0 percent of the Company’s net sales in 2006, 68.7 percent in 2005 and 62.5 percent in 2004. Net sales generated by international operations of the Thermal/Acoustical Segment accounted for 32.0 percent, 33.1 percent and 33.2 percent of segment net sales in 2006, 2005 and 2004, respectively.

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

Net sales from the Filtration/Separation Segment represented 23.0 percent of the Company’s net sales in 2006 compared with 22.3 percent in 2005 and 28.0 percent in 2004. Net sales generated by the international operation of the Filtration/Separation Segment accounted for 33.4 percent, 34.4 percent and 29.7 percent of segment net sales in 2006, 2005 and 2004, respectively.

Other Products and Services

The largest components of Other Products and Services (OPS) are Lydall’s transport, distribution and warehousing businesses. These businesses specialize in time-sensitive shipments and warehouse management services and possess an in-depth understanding of the special nature and requirements of the paper and printing industries. OPS also includes assorted specialty products.

OPS net sales were 9.0 percent of the Company’s net sales in 2006 compared with 9.0 percent in 2005 and 9.5 percent in 2004. There were no significant sales generated outside of the United States for OPS.

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

The Company invested $8.6 million in 2006, $8.8 million in 2005 and $8.5 million in 2004, or approximately 3 percent of net sales for each year, to develop new products and to improve existing products. Most of the Company’s investment in research and development is application specific. There were no significant customer-sponsored research and development activities during the past three years.

Lydall’s backlog was $45.8 million at December 31, 2006, $38.9 million at December 31, 2005 and $42.9 million at December 31, 2004. Backlog at January 31, 2007 was $51.1 million. The increase in backlog at December 31, 2006 compared with December 31, 2005 was mainly due to the German automotive business and strengthening of the Euro in 2006, partially offset by net decreases in backlog at the domestic automotive businesses and filtration businesses due to the timing of orders. The decrease in backlog at December 31, 2005 compared with December 31, 2004 was mainly due to the weakening of the Euro in 2005, compared with 2004, and to a lesser extent, a net decrease in backlog at domestic and foreign operations due to the timing of orders. There are minimal seasonal aspects to Lydall’s backlog as of the end of the Company’s fiscal years.

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

As of December 31, 2006, Lydall employed approximately 1,400 people. Four unions with contracts expiring on March 31, 2009 represent approximately 60 of the Company’s employees in the United States. All employees at the Company’s facilities in France are covered under a National Collective Bargaining Agreement. Certain salaried and all hourly employees at the operation in Germany are also covered under a National Collective Bargaining Agreement. Lydall considers its employee relationships to be satisfactory and did not have any actual or threatened work stoppages due to union-related activities in 2006.

There are no significant anticipated operating risks related to foreign investment law, expropriation, inflation effects or availability of material, labor or energy. However, the Company was impacted by increased material and energy costs in 2006. The Company’s foreign and domestic operations limit foreign currency exchange transaction risk by completing transactions in functional currencies whenever practical or through the use of foreign currency forward exchange contracts when deemed appropriate.

Item 1A. RISK FACTORS

The Company’s financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to those described below, any one of which could cause Lydall’s actual results to vary materially from recent results or from the Company’s anticipated future results.

A Major Downturn of the North American or European Automotive Markets – Approximately 52 percent of Lydall’s total net sales in 2006 were to the automotive market. Lydall’s automotive products are thermal and acoustical barriers employed both inside and under the body of vehicles. Most of Lydall’s products are supplied to meet unique, niche applications. Lydall may have a number of components on a particular automotive platform and applications can range across all types of vehicles from sport utility models to trucks, vans and cars. Thus, there is not necessarily a direct correlation between the number of Lydall products sold and the number of vehicles being built by automotive manufacturers. During the third and fourth quarters of 2006, certain domestic automakers announced facility closures and other restructuring actions that may impact future automobile production for platforms that include Company content. While the domestic automakers have lost market share to foreign automakers, the Company continued efforts to establish its position with Asian automotive transplants in North America to offset any declines with North American automakers. The Hamptonville facility was approved in 2006 as an official supplier by certain Asian automotive transplants. This approval does not give the Company business, but it puts the Company in a position to quote and gain business in the future. No assurances can be given on how successful the Company will be in expanding its business with Asian automotive transplants. The Company can also be affected when automotive manufacturers discontinue production of specific models that contain Lydall’s products. Conversely, Lydall benefits from the introduction of new models that contain the Company’s products. Although Lydall’s automotive sales are not solely contingent on the strength of the automotive market, a significant downturn of the North American or European automotive industries or a major decline in production of specific vehicles on which Lydall has significant content could have a material impact on Lydall’s results of operations and cash flows.

Dependence on Large Customers – The automotive business is dependent on large OEM customers that have substantial bargaining power with respect to price and other commercial terms. There can be no assurance that the Company will be able to offset any reduction of prices to these customers with reductions in its costs. In addition, in the event that certain domestic automakers experience further critical operating and profitability issues there can be no assurance that the Company will not lose all or a portion of sales to its large volume customers. The Company typically has significant amounts of accounts receivable from domestic automakers outstanding at any point in time. Should a domestic automaker not be able to pay the Company the amounts owed as they become due, results of operations and cash flows could be materially affected.

Pricing for Automotive Products – From time to time the Company’s prices may be “market tested” by its automotive customers as a way for those automotive customers to ensure global competitiveness. This can cause the Company to reduce prices prospectively on some parts, depending on the results of the customer study, possibly resulting in reduced gross margin on the effected parts, or if prices are not reduced the Company could potentially lose the business from the automotive customer.

Raw Material Pricing and Supply – Raw material pricing and supply issues affect all of Lydall’s businesses and can influence results in the future. The Thermal/Acoustical Segment uses aluminum and other metals to manufacture most automotive heat shields. Also, various fibers are used in Thermal/Acoustical as well as Filtration/Separation products. The Company experienced higher aluminum costs during the last half of 2006, compared to the first two quarters of 2006, which impacted profitability. Further increases in aluminum prices or other raw materials in 2007 could lower operating income in future periods, should the Company not have the ability to pass some or all of these incremental costs on to its customers. In addition, an interruption in the supply of these materials could decrease the sales of the affected products and thereby also reduce the profitability of the Company.

Energy Pricing – Increases in energy pricing affect all of Lydall’s businesses and can influence results in the future. Higher energy costs at Lydall’s Thermal/Acoustical and Filtration/Separation manufacturing plants or higher energy costs passed on from the Company’s vendors could impact each segment’s profitability. In addition, higher energy costs can impact the Company’s transport business and profitability of Other Products and Services.

International Operations – The Company believes that in order to be competitive and grow its businesses, it needs to maintain significant international operations. Foreign sales were $96.0 million, $91.1 million and $86.6 million in 2006, 2005 and 2004, respectively. Operations outside the United States are subject to inherent risks, including fluctuations in exchange rates, political and economic conditions in various countries, unexpected changes in regulatory requirements, longer accounts receivable collection cycles and potentially adverse tax consequences. These factors may have a material adverse effect on the Company’s ability to generate sales outside the United States and, consequently, on its business and results of operations.

Expansion into New Geographical Regions – The Company began to establish its presence in China and leased warehouse space for filtration products in 2006. The near-term goal is to set up a sales and service company with the capability of performing finishing operations in addition to acting as the central distribution and service facility for filtration products for Asia. The Company is also focusing on establishing an Asian presence for its Thermal/Acoustical products in this important market. There is no guarantee that the Company will be successful in establishing its presence in China or any other new geographical regions in the future.

New Product Introductions – Improved performance and growth is partially dependent on new product introductions planned for the future. The timing and degree of success of new product programs could materially impact Lydall’s future results.

Product Performance – In the event that Lydall’s products fail to perform as expected, the Company may be subject to warranty claims from its customers. If such failure results in, or is alleged to result in, bodily injury and/or property damage or other losses, the Company may be subject to product liability lawsuits, product recalls, and other claims. These types of claims could have a material impact on results of operations and cash flows.

Compliance with Environmental Laws and Regulations – The Company is subject to federal, state, local and foreign environmental, and health and safety laws and regulations that affect ongoing operations. In order to maintain compliance with such requirements, the Company may incur increased capital costs and operating expenses. In addition, new laws and regulations, discovery of previously unknown contamination, or the imposition of new clean-up requirements could require the Company to incur costs or become subject to new or increased liabilities that could have a material impact on results of operations and cash flows.

Strategic Initiatives – As part of Lydall’s business strategy, the Company continues to review various strategic and business opportunities to grow the business and also reviews its existing businesses to determine whether any of them should be modified, or otherwise restructured. In addition, the Company continually explores its core markets for suitable strategic acquisitions, joint ventures, alliances and licensing agreements to supplement growth. The Company cannot predict with certainty whether any future strategic transactions will be beneficial to the Company.

Company Size – The industries in which the Company sells its products are highly competitive and many of the Company’s competitors are affiliated with entities which are substantially larger and which have greater financial, technical and marketing resources than the Company possesses. Because of the Company’s size and product mix, the Company may not be able to capitalize on changes in technology, competition and pricing as fully as the Company’s competitors.

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES

The principal properties of the Company as of December 31, 2006 are situated at the following locations and have the following characteristics:

Location	Primary Business Segment/General Description	Type of Interest
Hamptonville, North Carolina	Thermal/Acoustical – Product Manufacturing	Owned
St. Johnsbury, Vermont	Thermal/Acoustical – Product Manufacturing	Leased
Meinerzhagen, Germany	Thermal/Acoustical – Product Manufacturing	Owned
Ossipee, New Hampshire	Thermal/Acoustical – Product Manufacturing	Owned
Green Island, New York	Thermal/Acoustical – Product Manufacturing	Owned
Saint-Nazaire, France	Thermal/Acoustical – Product Manufacturing	Leased
Rochester, New Hampshire	Filtration/Separation – Specialty Media Manufacturing	Owned
Saint-Rivalain, France	Filtration/Separation – Specialty Media Manufacturing	Owned
Winston-Salem, North Carolina	Filtration/Separation – Biomedical Products Manufacturing	Leased
Newport News, Virginia	Other Products and Services – Warehouse and Office Facility	Leased
Glen Allen, Virginia	Other Products and Services – Transport and Office Facility	Leased
Monson, Massachusetts	Other Products and Services – Transport and Warehouse Facility	Leased
Manchester, Connecticut	Corporate Office	Owned

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

Item 3. LEGAL PROCEEDINGS

On July 18, 2003, a lawsuit was filed in the Superior Court in Hartford, Connecticut by the Company against a former employee alleging improper use of confidential Company information. On November 2, 2004 the Connecticut Superior Court rendered its decision on this matter, fully sustaining the Company’s claims against the former employee. The Court held an additional hearing at which it found the former employee to be liable to the Company for actual damages, punitive damages and payment of the Company’s attorney fees. The Court’s rulings were appealed by the former employee and the appeal was heard by the Connecticut Supreme Court in the second quarter of 2006. At this time, the Company cannot determine the outcome of the appeal. The final resolution of this matter may have a material impact on the future results of operations and cash flows of the Company.

A suit was filed against a subsidiary in the Caledona Superior Court, Caledona County, Vermont on March 31, 2005 by a non-employee temporary worker. The claim relates to an injury to the plaintiff and alleges that the subsidiary removed safety equipment that would have prevented the injury and seeks indemnity through a contract between the subsidiary and a safety equipment supplier. This claim is insured and therefore the Company believes its maximum exposure is the applicable deductible of $250,000. No reserve has been recorded related to this claim as of December 31, 2006 as the Company believes the allegations are without merit.

In November 2004, the Company filed suit against the purchaser of certain assets of the fiberboard operation. The suit was to protect its claim on a note receivable from the purchaser as it was expected that the purchaser would file for bankruptcy. During the third quarter of 2004, the Company recorded a reserve of $0.5 million for the remaining balance of the note receivable as the Company believed that the purchaser did not have the financial ability to pay the remaining amount owed to the Company. The purchaser filed for bankruptcy during the first quarter of 2005 and subsequently filed a counter claim against the Company for $1.6 million alleging a breach of contract by the Company related to the purchase of the assets. A provisional court hearing was held in January 2007 and the court set a trial date for January 2008. No reserve has been recorded related to this counterclaim as of December 31, 2006, as the Company believes the counterclaim is without merit.

See Note 14 in “Notes to Consolidated Financial Statements” for discussion of other contingencies and environmental matters.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2006.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Lydall, Inc. or its subsidiaries, together with the offices presently held by them, their business experience since January 1, 2002, and their age as of February 28, 2007, the record date of the Company’s 2007 Annual Meeting, are as follows:

Name	Age	Title	Other Business Experience Since 2002
David Freeman	62	President and Chief Executive Officer and Director	Professor of International Business at Central Connecticut State University

Thomas P. Smith	49	Vice President, Chief Financial Officer and Treasurer	Vice President – Controller of Lydall, Inc.

Mona G. Estey	52	Vice President, Human Resources

Mary A. Tremblay	46	Vice President, General Counsel and Secretary

Randall L. Byrd	49	President, Lydall Thermal/Acoustical Sales, LLC	Chief Operation Officer, Formed Fiber Technologies; Vice President, Flooring, Acoustics and Overhead Systems, LEAR Corporation

Peter V. Ferris	47	President, Charter Medical Ltd.	Vice President of Strategic Marketing, Tyco International; Vice President Corporate Marketing, Tyco International

Bill W. Franks, Jr.	48	President, Lydall Transport, Ltd.

Kevin T. Longe	47	President, Lydall Filtration/Separation, Inc.	Vice President, General Manager - Filtration/Separation; President, SightPoint LLC; Senior Vice President, Electro Scientific Industries

Bertrand Ploquin	42	President, Lydall Thermique/Acoustique, S.A.S.	Managing Director, Lydall Gerhardi; President, Lydall Thermique/Acoustique

John F. Tattersall	48	President, Industrial Thermal Solutions, Inc.	Vice President, General Manager, Lydall Industrial Thermal Solutions; Vice President, Marketing/Sales – Green Island Operation

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK AND DIVIDEND HISTORY

The Company’s Common Stock is traded on the New York Stock Exchange (NYSE) under the symbol LDL. Shares totaling 7,604,800 and 4,490,300 were traded during 2006 and 2005, respectively. The table below shows the range of reported sale prices on the NYSE Composite Tape for the Company’s Common Stock for the periods indicated. As of February 28, 2007, the record date for the Company’s 2007 Annual Meeting, 3,564 stockholders of record held 16,333,907 shares of Lydall’s Common Stock, $.10 par value. As of the record date, there were no shares outstanding of the Company’s Preferred Stock, $1.00 par value.

	High	Low	Close
2006
First Quarter	$10.02	$8.15	$9.65
Second Quarter	9.79	8.62	9.22
Third Quarter	9.35	8.08	8.90
Fourth Quarter	11.19	8.56	10.81
2005
First Quarter	$11.90	$10.40	$11.10
Second Quarter	11.12	7.94	8.62
Third Quarter	9.72	8.38	8.93
Fourth Quarter	9.82	7.61	8.15

The Company’s domestic revolving credit facility contains restrictions that limit the amount of dividends (whether in cash, securities or other property, unless payable solely in additional shares of the Company’s capital stock) that can be paid to shareholders of its capital stock each fiscal year. Currently, the Company does not pay a cash dividend on its Common Stock.

The information regarding the Company’s equity compensation plans required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from the Company’s 2007 definitive Proxy Statement into Item 12 of Part III of this report.

STOCK REPURCHASE PROGRAM

In August 2003, the Company’s Board of Directors approved a Stock Repurchase Program (the “Repurchase Program”) to mitigate the potentially dilutive effects of stock options and shares of restricted and unrestricted stock granted by the Company. Under the Repurchase Program, shares may be purchased by the Company up to the quantity of shares underlying options and other equity-based awards granted after January 1, 2003 under shareholder approved plans. Under the current terms and conditions of its domestic revolving credit facility, the Company’s stock repurchase activity is limited to no more than $1.8 million in any fiscal quarter and no more than $5 million during any fiscal year. The Company intends to take advantage of the safe harbor protections afforded by Rule 10b-18 promulgated under the Exchange Act, and to engage in future repurchase activity in accordance with the provisions of the Exchange Act. As of December 31, 2006, there were 867,336 shares remaining available for purchase under the Repurchase Program. There was no repurchase activity during the first three quarters of 2006. The following table details the activity for the fourth quarter ended December 31, 2006.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares Remaining Available for Purchase Under the Plans or Programs
Activity October 1, 2006 - October 31, 2006	—	—	—	—
Activity November 1, 2006 - November 30, 2006	81,900	$10.37	81,900	867,336
Activity December 1, 2006 - December 31, 2006	—	—	—	—
Total	81,900	$10.37	81,900	867,336

PERFORMANCE GRAPH

The following graph compares the cumulative return on the Company’s shares over the past five years with the cumulative total return on shares of companies comprising the Standard & Poor’s SmallCap 600 Index and the Russell 2000 Index. Cumulative total return is measured assuming an initial investment of $100 on December 31, 2001, including reinvestment of dividends. Due to the diversity of niche businesses that the Company participates in, it is difficult to identify a reasonable peer group or one industry or line-of-business index for comparison purposes. Thus, Lydall has chosen to compare its performance to the Standard & Poor’s SmallCap 600 Index (which includes Lydall as a constituent) and to the Russell 2000 Index.

Item 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

In thousands except per share amounts and ratio data	2006	2005	2004	2003	2002
Financial results from continuing operations
Net sales	$326,358	$306,485	$293,602	$272,233	$254,267
Income (loss) from continuing operations	10,228	5,443	(537)	8,523	11,525
Common stock per share data
Diluted income (loss) continuing operations	$.63	$.34	$(.03)	$.52	$.70
Cumulative effect of change in accounting principle	—	(.02)	—	—	—
Diluted net income (loss)	$.63	$.32	$(.03)	$.47	$.69
Financial position
Total assets	$241,173	$248,249	$259,605	$222,517	$209,582
Working capital	50,610	57,705	54,249	55,116	43,615
Long-term debt, net of current maturities	8,914	30,256	32,941	21,026	16,228
Total stockholders’ equity	161,217	143,229	144,504	143,596	130,165
Property, plant and equipment
Net property, plant and equipment	$103,469	$103,458	$108,946	$91,028	$85,801
Capital expenditures	11,182	15,175	24,678	15,852	14,171
Depreciation	15,130	15,020	15,964	13,132	11,183
Performance and other ratios
Gross margin	22.3%	20.9%	19.6%	23.6%	25.5%
Operating margin	4.7%	2.5%	0.1%	5.1%	7.0%
Current ratio	2.2:1	2.4:1	2.2:1	2.6:1	2.1:1
Total debt to total capitalization	5.9%	18.9%	20.9%	15.3%	16.6%

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

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E. From time to time, oral or written forward-looking statements may also be included in other materials released to the public. Investors should be aware that such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on assumptions believed to be valid at the time. Without limiting the generality of the foregoing, the words “believes,” “anticipates,” “plans,” “projects,” “expects,” “estimates,” “forecasts,” “targets,” and other similar expressions are intended to identify forward-looking statements in connection with the discussion of future operating or financial performance. These include, among others, statements relating to:

•	Future earnings and other measurements of financial performance

•	Future cash flow and uses of cash

•	Competitive factors in the industries and geographic markets in which the Company competes or may compete

•	Significant changes in the North American or European automotive markets

•	The cost and availability of raw materials and energy

•	Product development and new business opportunities

•	Benefits realized from savings and operating efficiency improvements as a result of Lean Six Sigma and operational excellence initiatives

•	Restructuring costs and savings

•	Future amounts of stock-based compensation expense

•	Pension plan assumptions and future expense and contributions

•	Future levels of indebtedness and capital spending

•	Future effective income tax rates

•	The outcome of contingencies

•	Future repurchases of the Company’s common stock

All forward-looking statements are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements.

Lydall does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company.

OVERVIEW AND OUTLOOK

Business Environment Overview

Lydall designs and manufactures specialty engineered automotive thermal and acoustical barriers, passive and active industrial thermal and insulating solutions, filtration media, medical filtration media, devices and biopharmaceutical processing components for demanding thermal/acoustical and filtration/separation applications. Lydall’s Thermal/Acoustical and Filtration/Separation businesses are in markets that present growth opportunities and the Company expects the businesses to grow over the long term, primarily through the introduction of new products, expansion of share in existing markets and penetration of new markets. In addition, the Company continually explores its core markets for suitable strategic acquisitions, joint ventures, alliances and licensing agreements to supplement growth. As many of Lydall’s operations conduct business on a worldwide basis, Lydall’s results can be impacted by global, regional and industry economic and political factors.

Global automotive net sales represented approximately 52 percent of the Company’s 2006 net sales. During the third and fourth quarters of 2006, certain domestic automakers announced facility closures and other restructuring actions that may impact future automobile production for platforms that include Company content. Excluding the impact of foreign currency translation, the Company experienced a reduction in automotive parts sales of approximately $1.5 million in the fourth quarter of 2006, compared to the same period in 2005. While the Company experienced approximately 3 percent growth in global automotive net sales in 2006 compared with 2005, a reduction in vehicle production volumes, or a major decline in the production of specific vehicles in which Lydall has significant content, could have a material adverse effect on the Company’s profitability in future quarters.

Global environmental and economic conditions could also impact Lydall’s business segments. Significant increases in energy costs, as well as increases in raw material pricing, specifically, aluminum used in most of the Company’s heat-shield products and various fibers used in a number of the Company’s thermal/acoustical and filtration/separation products, could increase manufacturing costs. The Company incurred higher aluminum costs during the second half of 2006, compared to the first two quarters of 2006, which lowered operating income during that period. Further increases in aluminum prices in the future could negatively impact the Company, should the Company not have the ability to pass some or all of these incremental costs on to its customers.

Operational Matters

The air filtration business, which faced an increasingly price competitive environment during 2005 and 2006, benefited from aggressive marketing activities and began to regain market share in the fourth quarter of 2006. The Company strengthened its marketing team during the year and worked closely with customers both domestically and abroad to deliver value-added products for their specific needs. Net sales in the air filtration business increased by approximately $1.6 million, net of foreign currency translation impact, during the fourth quarter of 2006 compared to the same quarter of 2005. The Company expects to regain additional market share in 2007, however, the financial impact of these efforts cannot be determined at this time.

During the third and fourth quarters of 2006, efforts at the Vital Fluids’ business, which is part of the Company’s Filtration/Separation Segment, to address the operational issues that caused an operating loss during 2005 and 2006, have started to achieve results. Changes in management, higher sales and operational efficiency improvements, during the third and fourth quarters of 2006, contributed to the Vital Fluids’ financial improvement as compared to the first half of 2006. In addition, the Vital Fluids’ business successfully completed the follow-up Federal Drug Administration audit related to the 2005 product recall with no deficiencies noted.

The Company has continued to focus on Lean Six Sigma and operational excellence initiatives. The Company benefited from savings and operating efficiency improvements as a result of the Company’s ongoing Lean Six Sigma program. As this process continues, the Company anticipates that these efforts will continue to identify ways to improve processes and work flow, reduce costs and leverage synergies across the organization. While management has started to see a positive impact on operating margins as a result of Lean Six Sigma and operational excellence initiatives, the Company cannot determine the timing and future impact of these initiatives at this time.

The Company increased its focus on working capital management throughout 2006. The combination of the results of operations, lower cash cycle days (average days of inventory plus average days of receivables minus average days of payables) and containing capital expenditures allowed the Company to reduce outstanding debt by $23.3 million during 2006. As of December 31, 2006, the Company has no borrowings outstanding under its domestic revolving credit facility.

The Company began establishing its presence in China and leased warehouse space for filtration products during the fourth quarter of 2006. The near-term goal is to set up a sales and service company with the capability of performing finishing operations in addition to acting as the central distribution and service facility for filtration products for Asia. The Company is also focusing on establishing an Asian presence for Lydall’s Thermal/Acoustical products in this important market. The Company cannot determine the timing and future financial impact of these initiatives at this time.

The Company continued efforts to establish its position with Asian automotive transplants in North America. The process is a long one. The Hamptonville facility was approved in 2006 as an official supplier by certain Asian automotive transplants. This is a very important step forward. This approval does not give the Company business, but it puts the Company in position to quote and gain business in the future. The future financial impact of these efforts to expand business with Asian transplants cannot be determined at this time.

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

(in thousands of dollars)	2006	Percent Change	2005	Percent Change	2004
Net Sales	$326,358	6.5%	$306,485	4.4%	$293,602

The increase in net sales in 2006 of $19.9 million, compared with 2005, was primarily the result of increased net sales from Thermal/Acoustical segment of $11.4 million, which included increases in automotive net sales of $4.8 million and increases in passive thermal products net sales of $5.7 million. The Filtration/Separation segment net sales increased by $6.7 million, primarily as a result of an increase of $4.0 million in Vital Fluids’ products net sales and filtration products net sales of $2.6 million. Other products and services net sales increased by $1.8 million in 2006, as compared with 2005. Foreign currency translation increased net sales by $1.1 million for the current year, compared with 2005, primarily impacting the Thermal/Acoustical group by $0.9 million.

The increase in net sales in 2005 of $12.9 million, compared with 2004, was primarily the result of increased sales from the automotive businesses of the Thermal/Acoustical segment of $26.3 million, partially offset by a decrease in sales in the Filtration/Separation segment of $13.8 million. Foreign currency translation had a minimal impact on net sales in 2005, compared to 2004. The increase in automotive sales occurred at both the domestic and European automotive businesses. The decrease in the Filtration/Separation segment was primarily attributable to an $8.5 million decrease in filtration sales and a $5.3 million decrease in sales of Vital Fluids’ products.

Gross Margin

(in thousands of dollars)	2006	2005	2004
Gross margin	$72,797	$63,921	$57,530
Percentage of Sales	22.3%	20.9%	19.6%

The increase in gross margin percentage in 2006 to 22.3 percent from 20.9 percent in the same period of 2005 was principally due to increased gross margins in the Company’s Thermal/Acoustical segment, primarily related to improved margins on automotive products of 2.8%, offset by a small decrease in gross margin percentage for the Filtration/Separation segment. Overall, gross margin percentage increased due to manufacturing process improvements, resulting from Lean Six Sigma and operational excellence initiatives, partially offset by higher raw material and commodity pricing in 2006.

The improvement in gross margin percentage in 2005 to 20.9 percent from 19.6 percent in 2004 was due to the absence of certain 2004 charges that had an unfavorable impact on 2004 gross margin percentage. Restructuring charges related to the consolidation of the domestic automotive facilities and the negative gross margin performance related to the start-up activity of the automotive operation in France, reduced the 2004 gross margin percentage from 21.5 percent to 19.6 percent. After excluding these charges from 2004 results, the gross margin percentage in 2005 decreased by 0.6 percentage points compared to 2004. The decrement in gross margin percentage was primarily attributable to lower sales volumes and the resultant higher per-unit manufacturing costs in the filtration business.

Selling, Product Development and Administrative Expenses

(in thousands of dollars)	2006	2005	2004
Selling, product development and administrative expenses	$57,466	$56,256	$57,205
Percentage of Sales	17.6%	18.4%	19.5%

The increase in selling, product development and administrative expenses of $1.2 million in 2006, compared to 2005, was primarily due to increases in incentive compensation expense of $1.6 million, sales commission expense of $0.8 million, stock based compensation expense of $0.5 million, primarily from the adoption of Statement of Financial Accounting Standards (SFAS) 123R, “Share-Based Payment,” and salaries and benefits expense of $0.3 million. Offsetting these increases were decreases of $1.6 million in compliance costs related to the Sarbanes-Oxley Act and employee severance related expenses of $0.4 million. The increase in net sales for the year, compared to the prior year, contributed to higher sales commission expense in the current year. The increase in incentive compensation expense was primarily due to improved profitability by the Company in 2006 compared to 2005. Higher salaries and benefits expense was primarily due to annual wage adjustments and increased health insurance costs, offset by a reduction in benefit plan expense of $0.7 million, as a result of previously announced changes to the Company’s benefit plans.

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

Restructuring Activities

(in thousands of dollars)	2006	2005	2004
Restructuring Charges	$—	$102	$5,074

As part of a strategic evaluation initiated in the fourth quarter of 2003, the Company implemented a plan to maximize production capacity utilization, reallocate administrative costs to more beneficial operational efforts and more effectively respond to market demands for increasingly faster, technologically advanced cost-effective solutions. As a result, the Company consolidated the operations of the Columbus manufacturing operation into existing Lydall facilities. The Company substantially completed the restructuring and consolidation of its domestic automotive manufacturing operations as of December 31, 2004. The total costs related to the restructuring effort recorded through December 31, 2005 were approximately $5.4 million, which included $0.7 million of severance and related costs, $2.2 million of accelerated depreciation and $2.5 million of facility exit and move costs. Approximately 95 percent of all restructuring costs incurred were recorded in cost of sales and 5 percent were recorded in selling, product development and administrative expenses. Approximately 87 percent of restructuring costs were recorded in the Thermal/Acoustical Segment and 13 percent were recorded as Corporate Office expenses.

Interest Expense

(in thousands of dollars)	2006	2005	2004
Interest expense	$1,363	$1,676	$1,200
Weighted average interest rate during the year	5.6%	5.1%	4.0%

The decrease in interest expense in 2006 was due to lower average debt levels in 2006 compared to 2005, partially offset by higher interest rates and accretion of interest expense of approximately $0.1 million on the Company’s liabilities for asset retirement obligations. The increase in interest expense during 2005 was primarily related to correspondingly higher average debt levels combined with higher interest rates.

Other Income and Expense

(in thousands of dollars)	2006	2005	2004
Other income, net	$(27)	$(1,071)	$(120)

The amounts included in other income, net, in 2006 are primarily related to investment income and net foreign currency transaction gains and losses. For the year ended December 31, 2005, other income, net, consisted primarily of income of approximately $1.3 million related to the reversal of an environmental accrual connected with previously divested facilities in Germany. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company determined that it was no longer probable, but remote, that the Company would incur any environmental remediation expense related to the divested facilities.

Income Taxes

	2006	2005	2004
Effective income tax rate	26.9%	22.9%	28.9%

The effective tax rate for the year ended December 31, 2006 was 26.9 percent compared with 22.9 percent for the same period of 2005. Income tax expense for 2006 includes a tax benefit of $1.2 million recorded in the third quarter ended September 30, 2006. The benefit related to the completion of certain tax audits during the third quarter and additional tax benefits identified during the preparation of the Company’s 2005 tax returns, primarily related to changes in estimates of certain export sales benefits. These third-quarter adjustments primarily contributed to reducing the Company’s effective tax rate for the year ended December 31, 2006, as compared to the federal statutory tax rate on earnings.

The effective tax rates for 2005 and 2004 were impacted favorably by benefits derived from the recognition of deferred tax assets in foreign jurisdictions as well as tax-exempt export income. The 2005 effective tax rate was also favorably impacted by the completion of a tax audit at one of the Company’s foreign locations, adjustments for foreign taxes, and benefits recognized on certain state credits and state loss carryforwards. The 2005 and 2004 effective rates were negatively impacted by certain state franchise and alternative taxes, which do not directly fluctuate with the level of income.

For 2007, the Company expects its effective tax rate to be approximately 36 to 37 percent, as the Company is not aware of any items that would cause a significant difference from the statutory tax rates.

In 2004, the American Jobs Creation Act (AJCA) was signed into law by the President of the United States. This Act provided for a phase-out of the Extraterritorial Income program (ETI) as provided for in the United States Internal Revenue Code and also allows for certain tax benefits for U.S. manufacturers that are intended to offset the ETI phase-out. During 2006, 2005 and 2004, the ETI benefit decreased the Company’s effective tax rate by approximately 1.7 percentage points, 2.6 percentage points and 46.3 percentage points, respectively. At this time, the Company does not expect that the ETI phase-out and implementation of the manufacturer benefit system will have a material impact on the Company’s results of operations and cash flows in future periods.

Net Income (loss) and Earnings (loss) Per Share

(in thousands of dollars, except per share amounts)	2006	2005	2004
Income (loss) before cumulative effect of change in accounting principle	$10,228	$5,443	$(537)
Cumulative effect of a change in accounting principle	—	(342)	—
Net income (loss)	$10,228	$5,101	$(537)
Diluted Earnings (loss) per Share:
Income (loss) before cumulative change in accounting principle	$.63	$.34	$(.03)
Cumulative effect of a change in accounting principle	—	(.02)	—
Net income (loss)	$.63	$.32	$(.03)

In March 2005, the Financial Accounting Standards Board (FASB) issued Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47). This interpretation clarified the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it occurred if a reasonable estimate of fair value can be made. The Company determined that conditional legal obligations exist for certain of the Company’s owned and leased facilities related primarily to building materials and leasehold improvements. The Company adopted FIN 47 on October 1, 2005, which resulted in a non-cash cumulative effect of change in accounting principle charge to the results of operations of approximately $0.3 million, net of income taxes, and a liability for conditional asset retirement obligations of approximately $0.6 million.

SEGMENT RESULTS

Consolidated Net Sales	For the Years Ended December 31,
(in thousands)	2006	2005	2004
Thermal/Acoustical:
Automotive	$169,889	$165,097	$138,832
Passive thermal	31,932	26,198	26,442
Active thermal	20,182	19,308	18,358
Thermal/Acoustical Segment net sales	$222,003	$210,603	$183,632

Filtration/Separation:
Filtration	$60,642	$58,022	$66,528
Vital Fluids	14,264	10,223	15,559
Filtration/Separation Segment net sales	$74,906	$68,245	$82,087

Other Products and Services:
Transport, distribution and warehousing services	$22,781	$21,816	$20,589
Specialty products	9,190	8,431	9,281
Other Products and Services net sales	$31,971	$30,247	$29,870
Eliminations and Other	(2,522)	(2,610)	(1,987)
Consolidated Net Sales	$326,358	$306,485	$293,602

	For the Years Ended December 31,
	2006	2005	2004

Operating Income
Thermal/Acoustical	$23,193	$17,994	$7,269
Filtration/Separation	4,566	4,852	11,045
Other Products and Services	3,038	1,961	2,457
Corporate Expenses	(15,466)	(17,142)	(20,446)
Consolidated Totals	$15,331	$7,665	$325

Thermal/Acoustical

Thermal/Acoustical Segment net sales increased by $11.4 million in 2006 compared with 2005. Foreign currency translation increased segment net sales by $0.9 million for the period. The increase in segment net sales primarily resulted from increased passive thermal products net sales of $5.7 million during 2006, compared to the same period in 2005. The increased sales were primarily related to products used in heating, ventilating and air conditioning systems, appliances and hearths due to greater global demand and market growth for these products. Also contributing to the increase in segment net sales in 2006, compared to 2005, was an increase in automotive parts net sales of approximately $5.2 million, net of impact of foreign currency translation, offset by lower automotive tooling net sales of $0.9 million for the comparable periods. Sales growth of automotive parts was achieved in both North America and in Europe through platform and content expansion during the first half of 2006. Part sales declined during the second half of 2006 due to lower production by domestic automakers and a slowdown in the French automotive market. Sales to the automotive industry accounted for approximately 77 percent of segment net sales in 2006, compared to approximately 78 percent in 2005. Sales of Affinity® temperature-control active thermal products were higher by $0.9 million in 2006 compared to the prior year.

The increase in operating income in the Thermal/Acoustical Segment for 2006 of $5.2 million, as compared to 2005, was primarily due to an increase in operating income from the automotive operations of $5.8 million, and to a lesser extent from passive thermal products of $0.4 million, partially offset by a decrease of $1.0 million in active thermal operating income. The increase in automotive operating income was primarily due to higher volume of automotive part sales and increased gross margin percentages. Gross margin percentages improved due to manufacturing process improvements and cost reduction initiatives, as well as higher volumes during the period. The increase in operating income for passive thermal products was primarily due to increased net sales during 2006, compared to 2005, partially offset by increased selling, product development and administrative expenses. The decrease in operating income for active thermal products was due to lower gross margin percentage as a result of higher manufacturing and warranty costs. Reducing segment operating income during 2006, compared to 2005, was increased selling, product development and administrative expenses of $2.0 million, primarily due to increased incentive compensation expense of $0.9 million and sales commission expense of $0.6 million, offset by lower benefit plan expense of $0.2 million.

Net sales in 2005 for the Thermal/Acoustical Segment increased by $27.0 million, or 14.7 percent, as compared to 2004. The impact of foreign currency translation was minimal on segment net sales for 2005. This increase in net sales was primarily the result of increased overall sales from the automotive businesses of $26.3 million during 2005, compared with 2004. Sales to the automotive industry accounted for approximately 78 percent of segment net sales in 2005, compared to approximately 76 percent in 2004. Sales growth of automotive products was achieved in both North America and in Europe through platform and content expansion. The Company is also benefiting from a strengthening collaboration between our European and domestic operations. This dynamic enables the Company to work with customers on a much broader basis, resulting in increased business with European transplants in the United States. Sales from the Industrial Thermal businesses increased by less than $1.0 million in 2005 compared with the prior year. Modest increases in sales of Affinity® temperature-control active thermal products were partially offset by sales declines in passive thermal products such as building material products used principally in heating, ventilation and air conditioning (HVAC) applications.

Segment operating income and operating margin percentage in 2005 increased by $10.7 million and 4.5 percentage points, respectively, compared to 2004. A significant portion of these increases were due to the absence of certain 2004 charges that had an unfavorable impact on 2004 operating income and operating margin percentage. Restructuring charges related to the consolidation of the domestic automotive facilities and operating losses at the start-up activity of the automotive operation in France, reduced 2004 operating income by $7.4 million. After excluding these charges from 2004 results, operating income in 2005 increased by $3.3 million, or 22.7 percent and operating margin percentage increased by 0.5 percentage points compared to 2004. The increases in operating income and operating margin percentage were primarily the result of the European automotive operation’s significant improvements in overall profitability in 2005 with the transfer of business from the German operation to the St. Nazaire facility. This translated into improved absorption of overall costs in France and the elimination of certain incremental costs at the operation in Germany. Operating income of the Industrial Thermal businesses declined by $2.1 million in 2005 compared with 2004 primarily related to changes in product mix at the passive and active thermal businesses.

Filtration/Separation

Segment net sales increased by $6.7 million in 2006, compared with 2005. The impact of foreign currency translation in 2006 was minimal. The overall increase was related to increased sales for Vital Fluids’ products of $4.0 million and liquid filtration products of $3.3 million, partially offset by a decrease of air filtration media net sales of $0.7 million. The increase in Vital Fluids’ products net sales was primarily attributable to increased bioprocessing net sales of $2.3 million, and increased blood product net sales of $1.4 million. Bioprocessing net sales increased due to increased customer production campaigns. Blood product net sales were higher in the current year due to the prior year being impacted by the blood product recall. Liquid filtration net sales increased due to increased demand from existing and new customers and the introduction of new products. The decrease in air filtration media net sales was related to pricing competition in certain markets throughout most of 2006. During the fourth quarter of 2006, the Company’s air filtration business began to regain market share by working closely with its customers to deliver value-added products to meet their specific needs. Net sales for air filtration media increased $1.6 million, net of foreign currency translation, in the fourth quarter of 2006, as compared to the same period in 2005.

Segment operating income decreased $0.3 million in 2006 compared with 2005. Higher selling, product development and administrative expenses of $1.0 million in 2006 compared to the same period in 2005 offset the improvement in segment gross margin. This increase in expense was primarily due to increases in salaries and wages expense of $0.4 million, incentive compensation of $0.3 million, sales commission expense of $0.2 million and severance expense of $0.3 million partially offset by a decrease in benefit plan expense of $0.2 million. Vital Fluid’s operating income was also negatively impacted by inventory obsolescence and a quality issue resulting in charges aggregating approximately $0.9 million in 2006. The decrease in overall segment operating income was also related to lower gross margin contribution by air filtration products, as a result of lower sales, partially offset by improvement in the liquid filtration business gross margin due to increased sales.

Segment net sales decreased by $13.8 million, or 16.9 percent, in 2005 compared to the prior year. The impact of foreign currency translation was minimal on segment net sales for 2005. The decrease was related to substantially lower sales of filtration media and Vital Fluids’ products of $8.5 million and $5.3 million, respectively, compared with 2004. The decline in filtration media was related to reductions in sales of air filtration media used in clean room filtration applications as a result of reduced clean room builds in Asia compared with 2004 levels. In addition, sales of other air filtration media decreased due to pricing competition in certain markets. Vital Fluids’ sales decreased due to lower sales of blood transfusion and cell therapy products of $2.8 million, lower bio-processing products sales of $1.6 million, and lower sales of traditional OEM products of $0.9 million. The decrease in blood-related product sales was related to the product recall previously disclosed, delays in the resumption of shipping of these products due to the validation of the sterilization process and the phase out of certain other blood related products. The reduction in bio-processing sales was primarily related to the change in sales philosophy for these products in prior years from a direct sales approach to external distributors. This move proved ineffective and the Company has moved back to a direct sales force approach.

Segment operating income in 2005 decreased by $6.2 million, or 56.1 percent, from 2004 and operating margin percentage decreased to 7.1 percent in 2005 from 13.5 percent in the prior year. These declines were substantially related to lower sales of filtration media and Vital Fluids’ products and the corresponding reduction in gross margin contribution. Exacerbating this sales volume impact was the under absorption of manufacturing costs related to the reduced production runs during the period, resulting in higher per-unit product costs. The operating loss for the Vital Fluids’ business was $1.3 million greater in 2005 compared to a small operating loss in 2004.

Other Products and Services

The increase in Other Products and Services (OPS) net sales of $1.8 million in 2006, compared to 2005, was related to increased revenues from the trucking and warehousing operations of the transport business and specialty products. The trucking operations were able to post higher revenues compared with the same period of 2005 through expanded sales to current customers and negotiated price increases. The warehousing operations have benefited from a higher volume of activity. A stronger electrical market led to higher specialty product sales in 2006 compared to 2005.

Operating income from OPS increased by $1.1 million in 2006 compared to the same period in 2005. Operating margin percentage for OPS increased to 9.5 percent of net sales in 2006, compared with 6.5 percent of net sales in 2005. These increases were primarily due to increased net sales of trucking and warehousing operations and specialty products, as well as improved gross margin percentages for specialty products.

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

LIQUIDITY AND CAPITAL RESOURCES

	For the Year Ended December 31,
(in thousands except ratio data)	2006	2005	2004
Cash and cash equivalents	$6,402	$2,162	$1,580
Cash provided by operating activities	$39,703	$18,173	$18,139
Cash used for investing activities	$(11,182)	$(12,042)	$(21,937)
Cash (used for) provided by financing activities	$(25,183)	$(5,149)	$2,643
Depreciation and amortization	$15,341	$15,220	$16,281
Capital expenditures	$11,182	$15,175	$24,678
Total debt	$10,106	$33,441	$38,113
Total capitalization (debt plus equity)	$171,323	$176,670	$182,617
Total debt to total capitalization	6%	19%	21%

The Company assesses its liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. The principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect the overall management of liquidity include capital expenditures, investments in businesses, common stock repurchases, pension funding and availability of lines of credit and long-term financing. The Company manages worldwide cash requirements considering available funds among domestic and foreign subsidiaries.

Operating Cash Flows

Net cash provided by operating activities in 2006 was $39.7 million compared with $18.2 million in 2005. Operating cash flows in 2006 reflected improved financial results with net income growth of $5.1 million compared to 2005, as well as decreases in working capital of $7.1 million to $50.6 million as of December 31, 2006. During 2006, inventory levels decreased $6.3 million primarily as a result of the Company’s focus on managing inventory levels and Lean Six Sigma and operational excellence initiatives, as well as reduced amounts of in-process customer tooling projects at the automotive facilities. Working capital improvement also benefited from a decrease in accounts receivable of $6.0 million due to timing of tooling sales and collection efforts. Partially offsetting these decreases in working capital for 2006 were a decrease in the current portion of long-term debt of $2.0 million and an increase in cash and cash equivalents of $4.2 million.

Investing Cash Flows

Net cash used for investing activities was $11.2 million in 2006 compared with $12.0 million in 2005. For 2006, capital expenditures totaled $11.2 million compared with $15.2 million in 2005. The Company received $3.1 million in 2005 related to a sales leaseback transaction. Containing capital expenditures during 2006 contributed to the Company’s ability to reduce outstanding debt. The higher-than-normal capital expenditures in 2004 were primarily related to machinery and equipment purchases for the new St. Nazaire automotive facility.

Financing Cash Flows

In 2006, net cash used by financing activities was $25.2 million compared with net cash used by financing activities of $5.1 million in 2005. Debt repayments exceeded borrowings in 2006 by $23.7 million. Proceeds from common stock issuances were approximately $0.3 million in 2006 and $0.5 million in 2005. The Company repurchased $0.8 million of its Common Stock in the fourth quarter of 2006, compared with no repurchases in 2005. As of December 31, 2006, 867,336 shares remained eligible for repurchase under the Repurchase Program. The Company believes that its currently available resources, together with its capacity for growth and its accessibility to debt financing sources, are sufficient to satisfy its cash requirements for the foreseeable future.

Financing Arrangements

The Company amended its $50 million domestic revolving credit facility with a group of five banking institutions on February 1, 2005. The credit agreement’s maturity date is February 1, 2009. The modifications made to the restrictive and financial covenants were effective for the quarter ended December 31, 2004.

The Company was in compliance with all financial covenants related to its $50 million domestic revolving credit facility for the year ended December 31, 2006.

Certain foreign subsidiaries of the Company have available lines of credit totaling $11.3 million. As of December 31, 2006 there were no amounts outstanding under these arrangements.

As of December 31, 2006, the Company had unused borrowing capacity of $59.1 million under various credit facilities; all of which was available as of December 31, 2006. Management believes that current financing arrangements provide sufficient capacity to meet working capital requirements and fund future capital expenditures.

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

Future Cash Requirements

At the end of 2006, total indebtedness was $10.1 million, or 5.9 percent of the Company’s total capital structure. Cash requirements for 2007 are expected to include the funding of ongoing operations, capital expenditures, pension plan contributions, share repurchases and debt service. Capital spending for 2007 is expected to be approximately $12.0 million to $15.0 million. The Company expects to finance its 2007 cash requirements from cash provided by operating activities and through borrowings under its existing credit agreements. The funded status of the Company’s defined benefit pension plans is dependent upon many factors, including returns on invested assets, levels of market interest rates and levels of voluntary contributions to the plans. The Company expects to contribute approximately $2.8 million to its defined benefit pension plans during 2007. The Company continually explores its core markets for suitable acquisitions, joint ventures, alliances and licensing agreements. If completed, such activities would be financed under the credit facility described under “Financing Arrangements” above or other forms of financing, as required.

Contractual Obligations

The following table summarizes the Company’s significant obligations as of December 31, 2006 and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods. This table excludes amounts already recorded on the Consolidated Balance Sheet as current liabilities as of December 31, 2006:

	Payments Due by Period
In thousands	2007	2008	2009	2010	2011	After 5 years	Total
Contractual obligations:
Pension plan contributions	$2,754	$194	$208	$208	$208	$1,293	$4,865
Operating leases	4,413	3,768	3,147	2,144	1,919	9,779	25,170
Capital leases*	1,407	1,407	1,407	1,407	1,407	3,262	10,297
Long-term debt*	296	296	297	291	268	328	1,776
Purchase obligations	8,565	—	—	—	—	—	8,565
Total contractual obligations	$17,435	$5,665	$5,059	$4,050	$3,802	$14,662	$50,673
*	includes estimated interest payments

Purchase obligations in the table above are primarily related to contracts to purchase aluminum at various automotive operations ($8.2 million in 2007). Purchase orders or contracts for normal purchases of raw materials and other goods and services are not included in the table above. The Company is not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. For purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. The Company does not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed expected requirements.

The Company’s long-term debt payments and interest rates for all of the Company’s outstanding debt were fixed as of December 31, 2006. Actual payments may vary significantly from those included in the table above depending on future debt levels, timing of debt repayments and sources of funding utilized.

The Company’s future pension plan contributions relate to the remaining contributions from the 2006 plan year and minimum contributions for the 2007 plan year based on the Company’s pension plan valuation at December 31, 2006. In addition, future amounts include contributions required under the Company’s Supplemental Executive Retirement Plan. See Note 11 in “Notes to Consolidated Financial Statements” for additional information regarding the Company’s pension plans.

In addition to the above contractual obligations, the Company utilizes letters of credit in the ordinary course of business for security deposit requirements. Outstanding letters of credit were $2.1 million and $2.2 million at December 31, 2006 and 2005, respectively. See Notes 3 and 14 in “Notes to Consolidated Financial Statements” for additional information regarding contractual obligations.

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

Intangible Assets and Goodwill

The Company accounts for business acquisitions under the purchase method whereby the assets and liabilities of acquired businesses are recorded at their estimated fair values at the date of acquisition. Goodwill represents the costs in excess of fair values assigned to the underlying net assets of acquired businesses. The Company had goodwill recorded of $30.9 million at December 31, 2006 and 2005.

SFAS No. 142, “Goodwill and Other Intangible Assets,” (FAS 142) requires that goodwill and other intangible assets determined to have indefinite lives not be amortized, but rather are subject to annual impairment tests in accordance with the specific guidance and criteria described in the standard. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units (as defined in FAS 142), including related goodwill. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which incorporate management assumptions about expected future cash flows, as well as other factors.

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

The Vital Fluids’ business, which is part of the Company’s Filtration/Separation Segment and a reporting unit (as defined in FAS 142), has goodwill of $4.7 million recorded at December 31, 2006. In January 2005, the Company announced a product recall of certain of its blood transfer and storage products. The Company recorded expense related to this matter in the fourth quarter of 2004, which caused the Vital Fluids’ business to report an operating loss in 2004. The Vital Fluids’ business also reported operating losses in 2005 and 2006, as the recall resulted in lower sales of blood related products, as well as rework, revalidation and other direct and indirect recall related costs during those periods. In the third quarter of 2006, the Vital Fluids’ business successfully completed the follow-up Federal Drug Administration audit related to the 2005 product recall with no deficiencies noted. Also, in the third and fourth quarters of 2006, sales of blood related products began to approach levels achieved prior to the recall. In addition, there were changes in senior management, a strengthening of the sales force, an increased focus on product development, and operational efficiency improvements at the Vital Fluids’ business during the last two quarters of 2006. The Company expects that the return to more normal levels of blood product sales, the absence of additional recall related costs, as well as the other changes and improvements at the Vital Fluids’ business, will contribute to improved financial performance in future periods.

The Company’s 2006 annual goodwill impairment testing analysis (“analysis”) included projected operating income and positive cash flows for the Vital Fluids’ business over the next five years. Based on those projections and other assumptions used in the analysis, the Company concluded that the fair value of the Vital Fluids’ business exceeded the carrying value of its net assets, and there was no impairment of goodwill.

A one-percentage point increase in the discount rate used in the analysis would not change the Company’s conclusion. In addition, the analysis indicated that a reduction in the projected operating income of the Vital Fluids’ business (over the next five years) of approximately 40 percent, would require the Company to perform an additional step (as required by FAS 142) to measure the amount of an impairment loss, if any. The Company expects the Vital Fluids’ business to achieve these future levels of operating income and positive cash flows, however, if the Vital Fluids’ business does not achieve these results in the future there could be a partial or full impairment of its goodwill.

Pensions

In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (FAS 158). This Statement amends FASB Statement No. 87, FASB Statement No. 88, FASB Statement No. 106, and FASB Statement No. 132

(revised 2003), and other related accounting literature. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006. The Company adopted FAS 158 on December 31, 2006 for its defined benefit pension plans and the impact was not material to the Company’s consolidated financial position, results of operations or cash flows as of or for the year ended December 31, 2006 (See Note 11 in Notes to Consolidated Financial Statements). Pension cost and the related obligations recognized in the consolidated financial statements are determined on an actuarial basis. The determination of such amounts is made in consultation with the Company’s outside actuary based on information and assumptions provided by the Company. A substantial portion of the Company’s pension amounts relate to its defined benefit plans in the United States.

On April 27, 2006, the Board of Directors of the Company approved an amendment to certain of the Company’s domestic defined benefit pension plans, effective June 30, 2006, which provided that benefits under these pension plans will stop accruing for all eligible employees not covered under a collective bargaining agreement. The amendment resulted in a pension curtailment loss of $15,000 during the second quarter of 2006. This amendment will significantly reduce pension cost in future years due to the majority of employees no longer accruing benefits under the domestic defined benefit pension plans.

A significant element in determining the Company’s pension cost is the expected return on plan assets. Based on a review of market trends, actual returns on plan assets and other factors, the Company’s expected long-term rate of return on plan assets of 8.50 percent will be utilized for determining 2007 pension cost, which was also used for 2006. The investment plan assets are stated at fair value, which is based on quoted market prices in an active market. The expected long-term rate of return on assets is applied to the value of plan assets at the beginning of the year and this produces the expected return on plan assets that is included in the determination of pension cost for that year. The difference between this expected return and the actual return on plan assets is deferred, within certain parameters, as discussed below. The Company continually evaluates its expected long-term rate of return and will adjust such rate as deemed appropriate.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities, as well as the following year’s pension cost. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. In estimating this rate, the Company looks to rates of return on high-quality, bond indices. However, these indices give only an indication of the appropriate discount rate because the cash flows of the bonds comprising the indices do not match the projected benefit payment stream of the plan precisely. For this reason, the Company also considers the individual characteristics of the plan, such as projected cash flow patterns and payment durations, when setting the discount rate. At December 31, 2006, the Company determined this rate to be 5.90 percent, a decrease of 45 basis points from the rate used at April 30, 2006 to re-measure the pension plan liabilities at the pension amendment date, an increase of 25 basis points from the rate used at December 31, 2005 and identical to the discount rate used at December 31, 2004. Increases or decreases in the discount rate result in decreases and increases, respectively, in the projected benefit obligation. The net effect on pension liabilities from changes in the discount rate is deferred within certain parameters, as discussed below.

FAS 87 requires that gains or losses (as defined in FAS 87) be deferred unless the unrecognized net gain or loss at the end of a year exceeds a “corridor” (as defined in FAS 87). If the deferred gain or loss exceeds the corridor at the end of the year, then the amount in excess of the corridor is amortized over a period equal to the average remaining service period of active employees expected to receive benefits. Since benefit accruals were frozen on certain domestic defined benefit plans on June 30, 2006, these plan participants are considered inactive participants. Therefore, the gain/loss amortization for 2007 and beyond for these plans will be amortized over the average remaining life expectancy of all plan participants. As of December 31, 2006 and 2005, the net deferred loss exceeded the corridor. Consequently pension cost for 2007 will include amortization of a portion of the deferred loss in excess of the corridor. The amount of amortization in future years will be dependent on changes in the components of the deferred loss amount, particularly actual return on plan assets in relation to the estimated return on plan assets, as well as future increases or decreases in the discount rate.

For the year ended December 31, 2006, the Company recognized pension cost of $1.3 million net of a curtailment loss of less than $0.1 million related to the pension amendment described above. As discussed above, the Company’s discount rate was 5.90 percent at December 31, 2006 and was used for purposes of determining 2007 pension cost. Pension cost is expected to be minimal for 2007. See Note 11 in “Notes to Consolidated Financial Statements.”

The Company contributed approximately $4.3 million to its defined benefit pension plans during 2006 and expects to contribute approximately $2.8 million in 2007.

Income Taxes

In September 2006, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “rollover” method and the “iron curtain” method. The rollover method focuses primarily on the impact of misstatements on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to the application of the guidance in SAB 108, Lydall used the rollover method for quantifying financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantifications of errors under both the iron curtain and rollover methods. SAB 108 permits existing public companies to initially apply its provision either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The Company applied the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of its annual financial statements for the year ended December 31, 2006. Consequently, the Company recorded a decrease in net deferred income tax liabilities in the amount of $1.2 million and an increase in retained earnings of $1.2 million as of January 1, 2006. See Note 1 in “Notes to Consolidated Financial Statements.”

The Company accounts for income taxes in accordance with SFAS No. 109, “Accounting for Income Taxes,” (FAS 109) which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of a deferred tax asset will not be realized.

Deferred tax assets, net of valuation allowance, related to future tax benefits arising from deductible temporary differences and tax carryforwards were $17.0 million and $22.0 million at December 31, 2006 and 2005, respectively. Management believes that the Company’s earnings during the periods when the temporary differences become deductible will be sufficient to realize the related net future income tax benefits. For those jurisdictions where the projected operating results indicate that the ability to realize the future benefits is uncertain or not likely, a valuation allowance has been provided.

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

In 2004, the AJCA was signed into law by the President of the United States. This Act provided for a phase-out of the Extraterritorial Income program (ETI) as provided for in the United States Internal Revenue Code and also allows for certain tax benefits for U.S. manufacturers that are intended to offset the ETI phase-out. During 2006, 2005 and 2004, the ETI benefit decreased the Company’s effective tax rate by approximately 1.7 percentage points, 2.6 percentage points and 46.3 percentage points, respectively. At this time the Company does not expect that the ETI phase-out and implementation of the manufacturer benefit system will have a material impact on the Company’s results of operations and cash flows in future periods.

Equity Compensation Plans

The Company adopted SFAS No. 123(R), “Share-Based Payment,” on January 1, 2006 using the modified prospective method, and in connection therewith compensation expense was recognized in its consolidated statement of operations for the year ended December 31, 2006. The financial statements of prior periods do not reflect any restated amounts. The Company recognizes expense on a straight-line basis over the vesting period of the entire award. Stock-based compensation expense includes the estimated effects of forfeitures, and such estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. The effect of changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods. The Company estimates the fair value of option grants based on the Black Scholes option-pricing model. Expected volatility and expected term are based on historical information. The Company determined that its future volatility and expected term are not likely to materially differ from the Company’s historical stock price volatility and historical exercise data, respectively.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before taxes and net income were reduced by $0.4 million and $0.3 million, respectively, for the year ended December 31, 2006, or $0.02 per diluted share. During the year ended December 31, 2006, the Company incurred approximately $0.5 million in expense for all stock-based compensation plans, including restricted stock awards, which was primarily recorded in selling, product development and administrative expense. The compensation cost recorded for these plans was $0.3 million and $0.4 million for 2005 and 2004 respectively, which represented compensation cost for restricted stock awards. No compensation costs were capitalized as part of inventory and no income tax benefit was recorded in 2005 and 2004 for compensation cost. At December 31, 2006, the total unrecognized compensation cost related to non-vested awards was approximately $2.2 million, with a weighted average expected amortization period of 3.3 years.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:

	2006	2005	2004
Risk-free interest rate	4.7%	4.4%	4.3%
Expected life	7 years	7 years	7 years
Expected volatility	44%	47%	48%
Expected dividend yield	0%	0%	0%

RECENTLY ISSUED ACCOUNTING STANDARDS

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (FAS 155). The Statement eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments and also provides a fair value measurement election. FAS 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. The adoption of this Statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115”, (FAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 is effective as of the beginning of fiscal year 2008. The adoption of FAS 159 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

OTHER KEY FINANCIAL ITEMS

Cash and cash equivalents – Cash and cash equivalents increased to $6.4 million as of December 31, 2006 compared with $2.2 million as of December 31, 2005.

Accounts receivable – Accounts receivable, net of the allowance for doubtful receivables, were $47.9 million at the end of 2006 compared with $52.3 million at the end of 2005. The decrease was primarily related to a focused effort to reduce working capital and timing of collection of tooling revenues.

Inventories – Inventories were $31.6 million as of December 31, 2006 compared with $36.8 million as of December 31, 2005. The decrease was related to reduced amounts of finished goods and raw material inventories as a result of the Company’s focus on Lean Six Sigma and operational excellence initiatives, as well as reduced amounts of in-process customer tooling projects at the automotive facilities.

Working capital and current ratio – Working capital at December 31, 2006 was $50.6 million, compared to $57.7 million at December 31, 2005. The ratio of current assets to current liabilities in 2006 decreased to 2.2:1 from 2.4:1 in 2005.

Capital expenditures – Capital expenditures were $11.2 million in 2006, $15.2 million in 2005 and $24.7 million in 2004. Capital spending for 2007 is expected to be approximately $12 million to $15 million. The higher-than-normal capital expenditures in 2004 were primarily related to machinery and equipment purchases for the new St. Nazaire automotive facility.

Total debt to total capitalization – Total debt to total capitalization decreased to 5.9 percent in 2006 compared with 18.9 percent in 2005. The decrease was primarily due to lower debt levels in 2006 as compared with 2005. The Company reduced debt on the consolidated balance sheets from December 31, 2005 to December 31, 2006 by $23.3 million due to the repayment of debt from cash generated from operating activities of $39.7 million, as well as containment of capital expenditures.

Stockholders’ equity – Stockholders’ equity increased to $161.2 million at December 31, 2006 from $143.2 million at December 31, 2005. The increase in stockholders’ equity in 2006 was primarily due to net income of $10.2 million, foreign currency translation adjustments of $5.6 million, additional minimum pension liability and adoption of FAS 158 adjustments of $1.1 million, and stock based compensation expense of $0.5 million offset by common stock activity of $0.6 million. In addition, an adjustment due to the adoption of SAB No. 108 increased stockholders’ equity by $1.2 million in 2006 (See Note 1 in Notes to Consolidated Financial Statements). On a per share basis, stockholders’ equity increased to $9.92 at December 31, 2006 from $8.84 at December 31, 2005.

Dividend policy – Currently, the Company does not pay a cash dividend on its Common Stock. The Company’s domestic revolving credit facility contains restrictions that limit the amount of dividends (whether in cash, securities or other property, unless payable solely in additional shares of the Company’s capital stock) that can be paid to shareholders of its capital stock each fiscal year.

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

INTEREST RATE RISK

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impact interest paid on its debt. At December 31, 2006, the Company had no loans or lines of credit with variable interest rates outstanding, therefore, a 10 percent change in the weighted average interest rate on the Company’s variable rate debt would not have any impact to the Company’s consolidated financial position, results of operations or cash flows. The weighted average interest rate paid on variable rate debt was 6.4 percent in 2006, 5.1 percent in 2005 and 3.7 percent in 2004.

The weighted average interest rate on long-term debt, including the effect of the interest rate swaps, was 5.7 percent for the year ended December 31, 2006 compared with 5.1 percent for 2005 and 4.0 percent for 2004.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is contained under Item 15 “Exhibits, Financial Statement Schedules.”

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, conducted an evaluation as of December 31, 2006 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that it has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have not been any changes in the Company’s internal controls over financial reporting during the Company’s year ended December 31, 2006 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. See “Management’s Report on Internal Control Over Financial Reporting” on page F-1, which is incorporated by reference to this Item, for further discussion of management’s assessment of internal controls related to Section 404 of the Sarbanes-Oxley Act.

Item 9B. OTHER INFORMATION

Lydall, Inc. 2007 Performance Bonus Program

On December 6, 2006, the Compensation and Stock Option Committee (the Committee) of the Board of Directors of the Company approved the Lydall, Inc. 2007 Performance Bonus Program (the Program), under which all domestic salaried employees and certain foreign salaried employees of the Company, including executive officers, are eligible to receive cash bonuses based upon the attainment of specified performance measures. Target bonus opportunities under the Program generally range from 5 percent to 60 percent of base compensation, and target bonus opportunities for executive officers range from 35 percent to 60 percent of base compensation. Actual bonuses paid under the Program may be more or less than these target amounts depending on the extent to which the Company and Program participants meet or exceed the specified performance measures.

The Program establishes three separate performance measures for each executive officer—a consolidated Lydall earnings per share measure, an individual operating unit performance measure and an individual participant performance measure—except that the performance measures for executive officers employed at the corporate office omit any reference to individual operating unit performance and give more weight to the consolidated corporate performance of the Company. The consolidated corporate performance measure is based upon the consolidated earnings per share of the Company. Individual operating unit performance measures are based upon the operating income of the participant’s business unit. Finally, individual participant performance measures are based upon, and relate closely to, the Company’s overall critical success factors. Among others, these include Lydall Lean Six Sigma (LLSS) benefits derived during the year, working capital improvement and new product development.

The consolidated Lydall earnings per share measure must be achieved before any bonuses can be paid under the Program, without regard to the achievement of the other specified performance measures. If the consolidated Lydall earnings per share measure is achieved, 30 percent of the target bonus is earned provided that the Business Unit has also achieved its individual operating unit performance measure. Business Units that have not met their operating unit performance measure will not earn the 30 percent bonus. However, such Business Units may be eligible for a discretionary bonus based on the discretion of the Chief Executive Officer and Chief Financial Officer. If the consolidated Lydall earnings per share measure is exceeded, a portion of the excess earnings will be allocated to a bonus pool. This bonus pool will be distributed based on the discretion of the Chief Executive Officer and Chief Financial Officer. Factors considered in determining the distribution of the bonus pool may include the Business Unit’s Operating Income performance compared to Plan, accomplishment of strategic objectives, LLSS benefits derived during the year, and working capital performance.

If earned, cash bonus payments relating to 2007 performance are expected to be paid within 30 days following the date on which Lydall’s independent auditors have completed their audit for the year ended December 31, 2007.

Participation in the program provides no guarantee that a bonus under the program will be paid. No bonus will be paid to the extent that it would cause the Company to violate any financial obligations it may have under any agreements. The Chief Executive Officer and the Chief Financial Officer, have the sole authority to modify, amend, or terminate the provisions of this Program at any time, subject to Board of Director approval.

The following table sets forth the target bonus opportunity, as well as the percentage of the target bonus opportunity that is based upon each performance measure, for each executive officer who is expected to be named in the Summary Compensation Table set forth in the proxy statement to be distributed in connection with the 2007 Annual Meeting of Stockholders:

Name	Target Bonus Opportunity (% of Base Compensation)	Percentage of Target Based on Company Goals	Percentage of Target Based on Business Unit Goals	Percentage of Target Based on Individual Goals
David Freeman	60%	75%	0%	25%
Thomas Smith	40%	75%	0%	25%
Randall Byrd	40%	30%	45%	25%
John Tattersall	40%	30%	45%	25%
Bertrand Ploquin	40%	30%	45%	25%

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference from the sections entitled “Board of Directors,” “Corporate Governance,” “Communications with Directors,” “Fiscal Year 2006 Director Compensation” and “Fiscal Year 2006 Board Fees” of the definitive Proxy Statement of Lydall to be filed with the Commission in connection with its Annual Meeting of Stockholders to be held on April 26, 2007. Information regarding the Executive Officers of the Company is contained on page 7 of this report.

Item 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from the sections entitled “Compensation Discussion and Analysis,” “Compensation Committee Report on Executive Compensation,” “Fiscal Year 2006 Summary Compensation Table,” and “Grants of Plan-Based Awards For 2006” of the definitive Proxy Statement of Lydall to be filed with the Commission in connection with its Annual Meeting of Stockholders to be held on April 26, 2007.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND   MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from the sections entitled “Equity Compensation Plan Information” and “Securities Ownership of Directors, Certain Officers and 5 Percent Beneficial Owners” of the definitive Proxy Statement of Lydall to be filed with the Commission in connection with its Annual Meeting of Stockholders to be held on April 26, 2007.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND   DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from the sections entitled “Compensation Committee Interlocks and Insider Participation” of the definitive Proxy Statement of Lydall to be filed with the Commission in connection with its Annual Meeting of Stockholders to be held on April 26, 2007.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference from the sections entitled “Ratification of Appointment of Independent Auditors,” and “Principal Fees and Services” of the definitive Proxy Statement of Lydall to be filed with the Commission in connection with its Annual Meeting of Stockholders to be held on April 26, 2007.

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

a) 3, Exhibits Included Herein or Incorporated by Reference:

3.1	Certificate of Incorporation of the Registrant, as amended through the date of filing of this report, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.
3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.
4.1	Certain long-term debt instruments, each representing indebtedness in an amount equal to less than 10 percent of the Registrant’s total consolidated assets, have not been filed as exhibits to this Annual Report on Form 10-K. The Registrant will file these instruments with the Commission upon request.
10.2	Waiver letter dated October 17, 2005 to the Company’s Credit Agreement, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2005 and incorporated herein by this reference.
10.3*	Lydall, Inc. Board of Directors Deferred Compensation Plan effective January 1, 1991, filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K dated March 26, 1991 and incorporated herein by this reference.
10.4*	Amendment No. 8 dated December 30, 2005, to the Lydall, Inc. Supplemental Executive Retirement Plan, filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K dated March 16, 2006 and incorporated herein by this reference.
10.5*	Amended and restated, 1992 Stock Incentive Compensation Plan, dated May 14, 1992, amended through March 10, 1999, filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.
10.6*	Lydall 2003 Stock Incentive Compensation Plan, with an effective date of October 24, 2002, filed as Exhibit A to the Company’s definitive Proxy Statement on March 26, 2003 and incorporated herein by this reference.
10.7	Asset Purchase and Sale Agreement between Lydall Filtration/Separation, Inc. and Bennett Fleet (Chambly), Inc., dated April 2, 2001, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated May 11, 2001 and incorporated herein by this reference.
10.8	Credit Agreement dated as of July 14, 1999, amended and restated as of May 13, 2002, and amended and restated as of August 29, 2003, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 7, 2003 and incorporated herein by this reference.
10.9	Amendment dated as of July 27, 2004 to the Credit Agreement dated as of July 14, 1999, amended and restated as of May 13, 2002 and amended and restated as of August 29, 2003, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 6, 2004, and incorporated herein by this reference.
10.10	First Amendment Agreement as of February 1, 2005 to the Credit Agreement dated as of July 14, 1999, amended and restated as of May 13, 2002, amended and restated as of August 29, 2003 and amended as of July 27, 2004, filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K dated March 15, 2005, and incorporated herein by this reference.
10.11	Contract for a Consortium Credit in the Amount of €6,000,000, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 7, 2003 and incorporated herein by this reference.
10.12*	Indemnification Agreement and Confidentiality Agreement with David Freeman dated January 10, 2007, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated January 16, 2007 and incorporated herein by this reference.
10.13*	Employment Agreement and Indemnification Agreement with Thomas P. Smith dated January 10, 2007, filed as Exhibit 10.2 to the Registrant’s Form 8-K dated January 16, 2007 and incorporated herein by this reference.
10.14*	Employment Agreement with Mona G. Estey dated January 10, 2007, filed herewith.
10.15*	Employment Agreement with Mary A. Tremblay dated January 10, 2007, filed herewith.
10.16*	Employment Agreement with Randall L. Byrd dated January 10, 2007, filed herewith.
10.17*	Employment Agreement with Peter V. Ferris dated January 29, 2007, filed herewith.
10.18*	Employment Agreement with Bill W. Franks, Jr. dated January 10, 2007, filed as Exhibit 10.3 to the Registrant’s Form 8-K dated January 16, 2007 and incorporated herein by this reference.
10.19*	Employment Agreement with Kevin T. Longe dated January 10, 2007, filed as Exhibit 10.4 to the Registrant’s Form 8-K dated January 16, 2007 and incorporated herein by this reference.
10.20*	Letter of Understanding with Bertrand Ploquin regarding severance in the event of termination, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 4, 2005 and incorporated herein by this reference.
10.21*	Amendment to Letter of Understanding between Lydall, Inc. and Bertrand Ploquin dated January 10, 2007, filed as Exhibit 10.5 to the Registrant’s Form 8-K dated January 16, 2007 and incorporated herein by this reference.
10.22*	Employment Agreement with John Tattersall dated January 10, 2007, filed herewith.

10.23*	Agreement Covering Nonqualified Stock Option Award to the Chairman of the Board, dated May 8, 2002, filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K dated March 26, 2003 and incorporated herein by this reference.
10.24*	Restricted Stock Agreement dated July 1, 2003 between Lydall, Inc. and David Freeman, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated November 7, 2003 and incorporated herein by this reference.
10.25	Capital lease agreement between Lydall Thermique Acoustique S.A.S., CMCIC Lease and Natiocredimurs Societe en Nom Collectif, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2004 and incorporated herein by reference.
10.26*	Form of Nonqualified Stock Option Agreement (Under the Lydall 2003 Stock Incentive Plan), filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2004 and incorporated herein by this reference.
10.27*	Form of Agreement Covering Annual Nonqualified Stock Option Awards to Outside Directors (Under the Lydall 2003 Stock Incentive Plan), filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2004 and incorporated herein by this reference.
10.28*	Form of Agreement Covering Nonqualified Stock Option Awards to Outside Directors in Lieu of Cash-Based Retirement Benefits (Under the Lydall 2003 Stock Incentive Plan), filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2004 and incorporated herein by this reference.
10.29*	Form of Incentive Stock Option Agreement (Under the Lydall 2003 Stock Incentive Plan), filed herewith.
10.30*	Form of Restricted Stock Award Agreement (Under the Lydall 2003 Stock Incentive Plan), filed herewith.
10.31*	Lydall, Inc. 2007 Performance Bonus Program, filed herewith.
14.1	Code of Ethics for the Chief Executive Officer, Senior Financial Officers and All Accounting and Financial Personnel, filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference. This document can also be accessed on Lydall’s website at www.lydall.com under the Corporate Governance section.
18.1	Letter from PricewaterhouseCoopers LLP regarding the preferable change in the Company’s accounting for inventory effective January 1, 2004, filed as Exhibit 18.1 to the Registrant’s Quarterly Report on Form 10-Q dated May 7, 2004 and incorporated herein by this reference.
21.1	List of subsidiaries of the Registrant, filed herewith.
23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.
24.1	Power of Attorney, dated March 6, 2007, authorizing David Freeman and/or Thomas P. Smith to sign this report on behalf of each member of the Board of Directors indicated therein, filed herewith.
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lydall, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYDALL, INC.

March 13, 2007	By:	/s/ JAMES V. LAUGHLAN
James V. Laughlan Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lydall, Inc. in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DAVID FREEMAN David Freeman	President, Chief Executive Officer and Director (Principal Executive Officer)	March 13, 2007

/s/ THOMAS P. SMITH Thomas P. Smith	Vice President, Chief Financial Officer and Treasurer (on behalf of the Registrant as Principal Financial Officer)	March 13, 2007

/s/ THOMAS P. SMITH Thomas P. Smith Attorney-in-fact for:		March 13, 2007

David Freeman	President and Chief Executive Officer and Director

Lee A. Asseo	Director

Kathleen Burdett	Director

W. Leslie Duffy	Chairman of the Board of Directors

Matthew T. Farrell	Director

William D. Gurley	Director

Suzanne Hammett	Director

S. Carl Soderstrom, Jr.	Director

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Lydall is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 as required by Rule 13a-15(c) under the Securities Exchange Act of 1934. The Company utilized the criteria and framework established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework in performing this assessment. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2006. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

Lydall’s independent auditor, PricewaterhouseCoopers LLP, an independent registered public accounting firm, has audited management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006 as stated in their report, which appears on page F-2 of this Annual Report on Form 10-K.

/s/ DAVID FREEMAN	/s/ THOMAS P. SMITH
David Freeman President and Chief Executive Officer	Thomas P. Smith Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lydall, Inc.:

We have completed integrated audits of Lydall Inc.’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Lydall, Inc. and its subsidiaries at December 31, 2006 and December 31, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for conditional asset retirement obligations in 2005.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control Over Financial Reporting appearing page F-1, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Hartford, Connecticut
March 13, 2007

Lydall, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
In thousands except per share data	2006	2005	2004
Net sales	$326,358	$306,485	$293,602
Cost of sales	253,561	242,564	236,072
Gross margin	72,797	63,921	57,530
Selling, product development and administrative expenses	57,466	56,256	57,205
Operating income	15,331	7,665	325
Interest expense	1,363	1,676	1,200
Other income, net	(27)	(1,071)	(120)
Income (Loss) before income taxes	13,995	7,060	(755)
Income tax expense (benefit)	3,767	1,617	(218)
Income (Loss) before cumulative effect of change in accounting principle	10,228	5,443	(537)
Cumulative effect of change in accounting principle, net of tax benefit of $185	—	(342)	—
Net income (loss)	$10,228	$5,101	$(537)
Basic earnings (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle	$.63	$.34	$(.03)
Cumulative effect of change in accounting principle	—	(.02)	—
Net income (loss)	$.63	$.32	$(.03)
Weighted average common shares outstanding	16,147	16,083	16,078
Diluted earnings (loss) per common share:
Income (loss) before cumulative effect of change in accounting principle	$.63	$.34	$(.03)
Cumulative effect of change in accounting principle	—	(.02)	—
Net income (loss)	$.63	$.32	$(.03)
Weighted average common shares and equivalents outstanding	16,198	16,148	16,078

The accompanying notes are an integral part of these consolidated financial statements.

Lydall, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands of dollars and shares	2006	2005
Assets
Current assets:
Cash and cash equivalents	$6,402	$2,162
Accounts receivable (including allowance for doubtful receivables of $1,219 and $925)	47,947	52,295
Inventories, net	31,579	36,754
Prepaid expenses and other current assets, net	4,947	4,379
Deferred tax assets	3,452	2,671
Total current assets	94,327	98,261
Property, plant and equipment, net	103,469	103,458
Goodwill	30,884	30,884
Deferred tax assets	6,015	8,151
Other assets, net	6,478	7,495
Total assets	$241,173	$248,249
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,192	$3,185
Accounts payable	24,929	23,751
Accrued taxes	3,576	1,696
Accrued payroll and other compensation	8,524	5,681
Other accrued liabilities	5,496	6,243
Total current liabilities	43,717	40,556
Long-term debt	8,914	30,256
Deferred tax liabilities	16,397	17,332
Pension and other long-term liabilities	10,928	16,876
Commitments and contingencies (Note 14)
Stockholders’ equity:
Preferred stock	—	—
Common stock (par value $.10 per share; authorized 30,000 shares; issued 22,676 and 22,549 shares)	2,268	2,255
Capital in excess of par value	46,639	46,186
Unearned compensation	—	(330)
Retained earnings	179,911	168,508
Accumulated other comprehensive loss	(2,771)	(9,409)
Treasury stock, 6,420 and 6,339 shares of common stock, respectively, at cost	(64,830)	(63,981)
Total stockholders’ equity	161,217	143,229
Total liabilities and stockholders’ equity	$241,173	$248,249

The accompanying notes are an integral part of these consolidated financial statements.

Lydall, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
In thousands	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$10,228	$5,101	$(537)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	15,341	15,220	16,281
Accretion of asset retirement obligations	98	9	—
Deferred income taxes	1,710	429	(673)
Stock based compensation	544	258	414
Loss on disposition of property, plant and equipment, net	840	300	962
Curtailment gain	—	(302)	—
Change in accounting principle	—	527	—
Changes in operating assets and liabilities:
Accounts receivable	6,037	(4,553)	(7,814)
Inventories	6,262	1,712	(5,228)
Prepaid expenses and other assets	384	164	2,916
Accounts payable	430	(2,444)	5,854
Accrued taxes	1,244	2,442	(346)
Accrued payroll and other accrued liabilities	(2,993)	(798)	4,472
Other long-term liabilities	(422)	108	1,838
Net cash provided by operating activities	39,703	18,173	18,139
Cash flows from investing activities:
Capital expenditures	(11,182)	(15,175)	(24,678)
Proceeds from sale of assets of discontinued segment	—	—	225
Reimbursement of cash from leasing company	—	3,133	—
Release of restricted cash	—	—	2,516
Net cash used for investing activities	(11,182)	(12,042)	(21,937)
Cash flows from financing activities:
Debt proceeds	80,300	97,335	64,320
Debt repayments	(104,044)	(102,328)	(59,940)
Capital lease payments	(847)	(668)	(312)
Common stock repurchased	(849)	—	(2,844)
Common stock issued	257	512	1,419
Net cash (used for) provided by financing activities	(25,183)	(5,149)	2,643
Effect of exchange rate changes on cash	902	(400)	(273)
Increase (decrease) in cash and cash equivalents	4,240	582	(1,428)
Cash and cash equivalents at beginning of year	2,162	1,580	3,008
Cash and cash equivalents at end of year	$6,402	$2,162	$1,580
Supplemental Schedule of Cash Flow Information
Cash paid during the year for:
Interest	$1,622	$1,962	$1,508
Income taxes	$1,959	$387	$915
Noncash transactions:
Pension liability adjustment	$1,722	$2,440	$1,319
Capital lease obligation	$—	$754	$6,430
Restricted stock issuances	$—	$41	$60
SAB 108 adjustment	$1,175	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

Lydall, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Unearned Compen- sation	Retained Earnings	Accumulated Other Compre- hensive Loss	Treasury Stock	Total Stock- holders’ Equity
Balance at December 31, 2003	22,374	$2,237	$44,687	$(912)	$163,944	$(4,718)	$(61,642)	$143,596
Net loss					(537)			(537)
Other comprehensive income:
Foreign currency translation adjustments						3,315		3,315
Minimum pension liability adjustment, net of income tax benefits $501						(818)		(818)
Change in fair value of derivative instruments, net of income tax benefits of $22						(41)		(41)

Comprehensive income								1,919
Stock repurchased							(2,844)	(2,844)
Stock issued under employee plans	91	9	917	(57)				869
Amortization of unearned compensation				414				414
Stock issued to Directors	67	7	543					550
Balance at December 31, 2004	22,532	2,253	46,147	(555)	163,407	(2,262)	(64,486)	144,504
Net income					5,101			5,101
Other comprehensive income:
Foreign currency translation adjustments						(5,714)		(5,714)
Minimum pension liability adjustment, net of income tax benefits $926						(1,513)		(1,513)
Change in fair value of derivative instruments, net of income taxes of $43						80		80

Comprehensive income								(2,046)
Stock issued under employee plans	17	2	172	(33)				141
Amortization of unearned compensation				258				258
Stock issued to Directors			(133)				505	372
Balance at December 31, 2005	22,549	2,255	46,186	(330)	168,508	(9,409)	(63,981)	143,229
SAB 108 Adjustment					1,175			1,175
Net income					10,228			10,228
Other comprehensive income:
Foreign currency translation adjustments						5,617		5,617
Minimum pension liability adjustment, net of income taxes of $755						1,204		1,204
Change in fair value of derivative instrument, net of income tax benefits of $22						(36)		(36)

Comprehensive income								17,013
Adjustment to initially apply SFAS No. 158, net of income tax benefits of $90						(147)		(147)
Stock repurchased							(849)	(849)
Stock issued under employee plans	109	11	67					78
Stock based compensation expense			214	330				544
Stock issued to Directors	18	2	172					174
Balance at December 31, 2006	22,676	$2,268	$46,639	$—	$179,911	$(2,771)	$(64,830)	$161,217

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

In September 2006, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. Traditionally, there have been two widely-recognized methods for quantifying the effects of financial statement misstatements: the “rollover” method and the “iron curtain” method. The rollover method focuses primarily on the impact of misstatements on the income statement, including the reversing effect of prior year misstatements, but its use can lead to the accumulation of misstatements in the balance sheet. The iron curtain method, on the other hand, focuses primarily on the effect of correcting the period-end balance sheet with less emphasis on the reversing effects of prior year errors on the income statement. Prior to the application of the guidance in SAB 108, Lydall used the rollover method for quantifying financial statement misstatements.

In SAB 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures. This model is commonly referred to as a “dual approach” because it requires quantifications of errors under both the iron curtain and rollover methods. SAB 108 permits existing public companies to initially apply its provision either by (i) restating prior financial statements as if the “dual approach” had always been used or (ii) recording the cumulative effect of initially applying the “dual approach” as adjustments to the carrying values of assets and liabilities as of January 1, 2006 with an offsetting adjustment recorded to the opening balance of retained earnings. The Company applied the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of its annual financial statements for the year ended December 31, 2006. Consequently, the Company recorded a decrease in net deferred income tax liabilities in the amount of $1.2 million and an increase in retained earnings of $1.2 million as of January 1, 2006.

The following table summarizes the effects up to January 1, 2006 of applying the guidance in SAB 108:

	Period in which the Misstatement Originated (1)
In thousands	Cumulative Prior to January 1, 2004	Year Ended December 31,		Adjustment Recorded as of January 1, 2006
		2004	2005
Deferred income taxes (2)	$(1,175)	$—	$—	$(1,175)
Impact on net income (3)	$1,175	$—	$—
Retained earnings (4)				$1,175
(1)	Lydall previously quantified these errors under the roll-over method and concluded that they were immaterial – individually and in the aggregate.
(2)	Amount relates primarily to Lydall recording excess deferred tax liabilities related to differences in income tax basis and financial reporting basis of certain property, plant and equipment, which resulted in the overstatement of deferred income tax liabilities prior to 2002.
(3)	Represents the net understatement of net income for the indicated periods resulting from the deferred income taxes misstatement.
(4)	Represents the net increase in retained earnings as of January 1, 2006 to record the initial application of SAB 108.

Principles of consolidation – The consolidated financial statements include the accounts of Lydall, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Cash and cash equivalents – Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less at the date of purchase.

Concentrations of credit risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents in high-quality financial institutions and instruments. Concentrations of credit risk with respect to trade accounts receivable are limited by the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies. Foreign and export sales were 43 percent of the Company’s net sales in 2006, 45 percent in 2005 and 47 percent in 2004. Export sales primarily to Europe, Asia, Mexico and Canada were $45.1 million, $47.3 million and $51.2 million in 2006, 2005 and 2004, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. Sales to the automotive market were approximately 52 percent of the Company’s net sales in 2006, 54 percent in 2005 and 47 percent in 2004. Sales to DaimlerChrysler were approximately 17 percent, 13 percent and 14 percent of Lydall’s total net sales in 2006, 2005 and 2004, respectively. No other customer accounted for more than 10 percent of total net sales in 2006, 2005 or 2004.

Inventories – Inventories are valued at lower of cost or market, cost being determined using the first-in, first-out (FIFO) cost method. Inventories in excess of requirements for current or anticipated orders have been reserved as appropriate.

Pre-production design and development costs – The Company enters into contractual agreements with certain customers to design and develop molds, dies and tools (collectively, “tooling”). All such tooling contracts relate to products that the Company will supply to its customers under long-term supply agreements. The Company accounts for these pre-production design and development costs pursuant to Emerging Issues Task Force Issue No. 99-5, “Accounting for Pre-Production Costs Related to Long-Term Supply Arrangements” (EITF 99-5). The Company recognizes revenue on tooling contracts in accordance with the provisions of SAB 104, “Revenue Recognition” (SAB 104). For tooling sales arrangements, applicable costs are recorded in inventory as incurred and subsequently recognized, along with the related revenue, upon customer acceptance of the tooling in accordance with SAB 104.

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

Occasionally, the Company incurs costs in excess of those contractually reimbursed. In those cases, the Company capitalizes these costs when the customer provides the Company the non-cancelable right to use the tooling during the part supply arrangement; otherwise, such non-reimbursed costs are expensed as incurred. These capitalized costs are then amortized over the expected life of the part supply arrangement. For such part supply arrangements, tooling costs are recorded in inventory as incurred and, upon customer acceptance of the tooling, the related revenue and costs are recorded, as applicable, and any non-reimbursed portion of the costs is reclassified to “Other assets, net” and amortized over the life of the part supply arrangement (typically not to exceed three years). As of December 31, 2006 and 2005, there were no costs recorded on the Company’s balance sheet related to a non-cancelable right to use a tool during the part supply arrangement.

The Company also may progress bill on certain tooling being constructed. These billings are recorded as progress billings (a reduction of the associated inventory) until the appropriate revenue recognition criteria have been met.

The following tooling related assets were included in the Consolidated Balance Sheets as of December 31, 2006 and 2005:

	December 31,
In thousands	2006	2005
Inventories, net of progress billings and reserves	$4,655	$5,823
Prepaid expenses and other current assets, net	641	546
Other assets, net	887	963
Total tooling related assets	$6,183	$7,332

Amounts included in “Prepaid expenses and other current assets, net” include the short-term portion of receivables due under reimbursement arrangements and amounts included in “Other assets, net” represent the long-term portion of those receivables. Included in the inventory balance was an offset for progress billings of approximately $1.1 million and $0.6 million at December 31, 2006 and 2005, respectively. Company owned tooling is recorded in “Property, plant and equipment, net” and was not material at December 31, 2006 or 2005.

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

Goodwill and other intangible assets – Goodwill and other intangible assets are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” (FAS 142). Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies, net of accumulated amortization recorded prior to the implementation of FAS 142. Goodwill and other intangible assets with indefinite lives are subject to annual impairment tests. All other intangible assets are amortized over their estimated useful lives, which range from 3 to 30 years.

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

Employer Sponsored Benefit Plans – In September 2006, the Financial Accounting Standards Board (FASB) issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (FAS 158). This Statement amends FASB Statement No. 87, FASB Statement No. 88, FASB Statement No. 106, and FASB Statement No. 132 (revised 2003), and other related accounting literature. An employer with publicly traded equity securities is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of the first fiscal year ending after December 15, 2006. The Company adopted FAS 158 on December 31, 2006 and the impact was not material to the Company’s consolidated financial position, results of operations or cash flows as of or for the year ended December 31, 2006 (See Note 11).

Asset Retirement Obligations – The Company adopted FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47), on October 1, 2005. This interpretation clarified the timing of liability recognition for legal obligations associated with the retirement of tangible long-lived assets when the timing and/or method of settlement of the obligation are conditional on a future event. FIN 47 requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it occurred if a reasonable estimate of fair value can be made. The Company has conditional legal obligations for certain of the Company’s owned and leased facilities related primarily to building materials and leasehold improvements. Upon adoption of FIN 47 on October 1, 2005, the Company recorded a non-cash cumulative effect of change in accounting principle charge to the results of operations of approximately $0.3 million, net of income taxes, and a liability for conditional asset retirement obligations of approximately $0.6 million.

Accrued liabilities for conditional asset retirement obligations as of December 31, 2006 were as follows:

In thousands	Total
Balance as of December 31, 2005	$620
Accretion	98
Other	40
Balance as of December 31, 2006	$758

The following table illustrates the effect on net income (loss) and earnings (loss) per share as if FIN 47 had been applied during the periods presented:

	For the years ended December 31,
In thousands except per share data	2005	2004
Net income (loss) — as reported	$5,443	$(537)
Less: Total depreciation and interest accretion costs, net of tax	(30)	(35)
Net income (loss) — pro forma	$5,413	$(572)
Basic earnings (loss) per common share:
Net income (loss) — as reported	$.34	$(.03)
Net income (loss) — pro forma	.34	(.04)
Diluted earnings (loss) per common share:
Net income (loss) — as reported	$.34	$(.03)
Net income (loss) — pro forma	.34	(.04)

Revenue recognition – The Company recognizes revenue in accordance with SAB 104 which requires revenue to be recognized: (1) once evidence of an arrangement exists; (2) product delivery has occurred; (3) pricing is fixed or determinable; and (4) collection is reasonably assured. The four criteria required to recognize revenue by SAB 104 are considered to be met, and the passage of title to the customer occurs, at the respective FOB point and, therefore, revenue is recognized at that time. The Company’s standard sales and shipping terms are FOB shipping point, therefore, substantially all revenue is recognized upon shipment. However, in limited circumstances, the Company conducts business with certain customers on FOB destination terms and in these instances revenue is recognized upon receipt by the customer. The Company generally does not provide specific customer inspection or acceptance provisions in its sales terms, with the exception of tooling sales discussed in “Pre-production design and development costs” above.

Sales returns and allowances are recorded as identified or communicated by the customer and internally approved. The Company does not provide customers with general rights of return for products sold; however, in limited circumstances, the Company will allow sales returns and allowances from customers if the products sold do not conform to specifications.

Shipping and handling costs consist primarily of costs incurred to deliver products to customers and internal costs related to preparing products for shipment and are recorded in cost of sales. Amounts billed to customers as shipping and handling are classified as revenue.

Research and development – Research and development costs are charged to expense as incurred and amounted to $8.6 million in 2006, $8.8 million in 2005 and $8.5 million in 2004. Research and development costs were primarily comprised of development personnel salaries, prototype material costs and testing and trials of new products.

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

Derivative instruments – The Company accounts for derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (FAS 133). FAS 133 established accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize these instruments as either assets or liabilities on the balance sheet and measure them at fair value.

Stock options and share grants – The Company adopted SFAS No. 123(R), “Share-Based Payment” on January 1, 2006 using the modified prospective method. SFAS No. 123(R) requires that companies account for awards of equity instruments under the fair value method of accounting and recognize such amounts in the statements of operations. In connection therewith, compensation expense was recognized in the Company’s Consolidated Statement of Operations during 2006. The financial statements of prior periods presented do not reflect any restated amounts. The Company recognizes expense on a straight-line basis over the vesting period of the entire award. Stock-based compensation expense includes the estimated effects of forfeitures, and such estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. The effect of changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods. The Company estimates the fair value of option grants based on the Black Scholes option-pricing model. Expected volatility and expected term are based on historical information. The Company determined that its future volatility and expected term are not likely to materially differ from the Company’s historical stock price volatility and historical exercise data, respectively.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before taxes and net income were reduced by $0.4 million and $0.3 million, respectively, for the year ended December 31, 2006, or $0.02 per diluted share. During the year ended December 31, 2006, the Company incurred approximately $0.5 million in expense for all stock-based compensation plans, including restricted stock awards, which was primarily recorded in selling, product development and administrative expense.

Prior to January 1, 2006, the Company recorded stock-based compensation in accordance with the provisions of APB Opinion 25. The Company estimated the fair value of stock option awards in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” and disclosed the resulting estimated compensation effect on net income on a pro forma basis. Forfeitures of employee awards were provided in the pro forma effects as they occurred. Stock-based employee compensation included in net income (loss) in prior periods was related to the amortization of expense for restricted stock awards.

The following table illustrates the effect on net income (loss) and earnings (loss) per share had compensation cost been recognized based on the fair value of the options at the grant dates for awards under those plans consistent with FAS 123(R) using the Black-Scholes fair value method for option pricing:

	For the years ended December 31,
In thousands except per share data	2005	2004
Net income (loss) — as reported	$5,101	$(537)
Add: Stock-based employee compensation expense included in net income (loss), net of related tax effects	165	264
Less: Total stock-based employee compensation expense under FAS 123, as determined under the fair value method, net of related tax effects	(2,151)	(1,270)
Net income (loss) — pro forma	$3,115	$(1,543)
Basic earnings (loss) per common share:
Net income (loss) — as reported	$.32	$(.03)
Net income (loss) — pro forma	.19	(.10)
Diluted earnings (loss) per common share:
Net income (loss) — as reported	$.32	$(.03)
Net income (loss) — pro forma	.19	(.10)

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

Recently issued accounting standards – In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140” (FAS 155). The Statement eliminates the exemption from applying Statement 133 to interests in securitized financial assets so that similar instruments are accounted for similarly regardless of the form of the instruments and also provides a fair value measurement election. FAS 155 is effective for all financial instruments acquired or issued during fiscal years beginning after September 15, 2006. The adoption of this Statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In June 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109”. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This Interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of this Interpretation is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115”, (FAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 is effective as of the beginning of fiscal year 2008. The adoption of FAS 159 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Reclassification of financial information – Certain prior year components of the consolidated financial statements have been reclassified to be consistent with current year presentation.

The Company reclassified in its 2005 Consolidated Statements of Cash Flows the reimbursement of cash from leasing company of $3.1 million from a cash flow from financing activities to a cash flow from investing activities.

2. Financial Instruments

The Company did not hold any material investments in financial instruments at December 31, 2006 or 2005. No material gains or losses on investments were realized in 2006, 2005 or 2004. For the purpose of computing realized gains and losses, cost is determined on the specific identification basis.

The Company utilizes letters of credit in the ordinary course of business to satisfy security deposit requirements. Outstanding letters of credit were $2.1 million as of December 31, 2006 and $2.2 million as of December 31, 2005.

The carrying amounts and fair values of financial instruments as of December 31, 2006 and 2005 were as follows:

	2006		2005
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Current portion of long-term debt	$1,192	$1,187	$3,185	$3,213
Long-term debt	$8,914	$8,928	$30,256	$30,538

The above fair values were computed based on quoted market rates and discounted future cash flows. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value as of December 31, 2006 and 2005.

The Company periodically enters into foreign currency forward exchange contracts to mitigate exposure to foreign currency risk. The fair values of these contracts are not considered material to the Company’s consolidated financial position as of December 31, 2006 and 2005.

The Company reassesses the effectiveness of its derivative instruments on an ongoing basis. If it is determined that a derivative instrument has ceased to be highly effective as a hedge, the Company will discontinue hedge accounting prospectively and changes in the fair value of the derivative instrument will then be reported in the current period results of operations.

By nature, all financial instruments involve market and credit risks. The Company enters into derivative and other financial instruments with major investment grade financial institutions and has policies to monitor the credit risk of those counterparties. The Company does not anticipate non-performance by any of its counterparties.

3. Long-term Debt and Financing Arrangements

The Company amended its $50 million domestic revolving credit facility with a group of five banking institutions on February 1, 2005. The credit agreement’s maturity date is February 1, 2009. The modifications made to the restrictive and financial covenants were effective for the quarter ended December 31, 2004. Interest is charged at the prime rate or, at the option of the Company, at LIBOR plus a margin ranging from 1% to 2.25% depending on the financial leverage of the Company. The Company also pays a commitment fee ranging from ..225% to .375% per annum on the unused portion of the revolving credit facility.

The Company was in compliance with all financial covenants related to its $50 million domestic revolving credit facility for the year ended December 31, 2006.

During 2004, the Company finalized the capital lease arrangement related to the building and land of the automotive facility in St. Nazaire, France. The agreement, completed with the leasing subsidiaries of two French banks, calls for the Company to lease the facility for 12 years, and provides an option to purchase the facility at the end of the lease for a nominal amount.

In April 2005, Lydall Gerhardi GmbH and Co. KG, a second tier subsidiary of Lydall, Inc., entered into a capital lease agreement for a high speed manufacturing line with GEFA Leasing GmbH. The lease has a 7 year term, an effective interest rate of 4.25 percent and aggregate principal payments of €2,995,000. The lease also contains a purchase option, which provides the Company with the option to purchase the equipment anytime after the fourth year of the lease term for a stated percentage of the original purchase price. Principal and interest payments are required monthly. This lease was recorded as a capital lease during the second quarter of 2005 on the Company’s balance sheet.

Total outstanding debt consists of:

			December 31,
In thousands	Effective Rate	Maturity	2006	2005
Credit Agreement, revolving credit facility, uncollateralized	—	2009	$—	$20,600
Credit Agreement, 2003 term loan, collateralized by German subsidiary stock	—	2006	—	1,777
Volksbank Meinerzhagen eG, collateralized by certain real estate	—	2007	—	592
Volksbank Meinerzhagen eG, collateralized by certain real estate	5.95%	2013	1,396	1,413
City of Winston Salem NC, collateralized by certain fixed assets	4.00%	2010	100	124
Line of Credit, uncollateralized	—	2006	—	414
Capital Lease, Meinerzhagen, Germany	4.25%	2012	3,064	3,211
Capital Lease, St. Nazaire, France	5.44%	2016	5,546	5,310
			10,106	33,441
Less portion due within one year			(1,192)	(3,185)
Total long-term debt			$8,914	$30,256

The Company’s foreign subsidiaries have various credit arrangements totaling $11.3 million. As of December 31, 2006, there were no amounts outstanding under these arrangements. The Company had unused borrowing capacity of $59.1 million under various credit facilities as of December 31, 2006.

As of December 31, 2006, total debt maturing in 2007, 2008, 2009, 2010 and 2011 was $1.2 million, $1.4 million, $1.4 million, $1.4 million and $1.5 million, respectively. There was $3.2 million of debt outstanding that matures after 2011.

The weighted average interest rate on long-term debt, including the effect of interest rate swaps, was 5.7 percent for the year ended December 31, 2006 compared with 5.1 percent for 2005 and 4.0 percent for 2004.

4. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2006 and 2005 were as follows:

		December 31,
In thousands	Estimated Useful Lives	2006	2005
Land	—	$1,914	$1,836
Buildings and improvements	10-35 years	41,129	38,524
Machinery and equipment	5-25 years	122,787	116,691
Office equipment	2-8 years	32,913	32,634
Vehicles	3-6 years	772	698
Assets under capital leases:
Land	—	664	596
Buildings and improvements	10-35 years	5,706	5,105
Machinery and Equipment	5-25 years	3,954	3,546
		209,839	199,630
Accumulated depreciation		(109,508)	(100,310)
Accumulated amortization on capital leases		(1,366)	(653)
		98,965	98,667
Construction in progress		4,504	4,791
Total property, plant and equipment		$103,469	$103,458

For the years ended December 31, 2006, 2005 and 2004, the Company capitalized $0.2 million, $0.3 million and $0.3 million of interest, respectively.

Depreciation expense was $15.1 million in 2006, $15.0 million in 2005 and $16.0 million in 2004.

5. Inventories

Inventories as of December 31, 2006 and 2005 were as follows:

	December 31,
In thousands	2006	2005
Raw materials	$12,151	$14,295
Work in process	12,120	12,017
Finished goods	8,389	11,077
	32,660	37,389
Less: Progress billings	(1,081)	(635)
Total inventories	$31,579	$36,754

Raw materials, work in process and finished goods inventories were net of valuation reserves of $1.9 million and $3.2 million as of December 31, 2006 and 2005, respectively. Progress billings on tooling inventory were $1.1 million and $0.6 million at December 31, 2006 and 2005, respectively. Total tooling inventory, net of progress billings and valuation reserves, were $4.7 million and $5.8 million at December 31, 2006 and 2005, respectively.

6. Goodwill and Intangible Assets

Goodwill was $30.9 million as of December 31, 2006 and 2005. As of December 31, 2006 and 2005, $26.2 million of goodwill was allocated to the Thermal/Acoustical Segment and $4.7 million was allocated to the Filtration/Separation Segment. The Company completed its required annual impairment testing in the fourth quarter of each of 2006 and 2005 and determined in each case that the carrying value of goodwill and other intangible assets with indefinite lives were not impaired.

The Vital Fluids’ business, which is part of the Company’s Filtration/Separation Segment and a reporting unit (as defined in FAS 142), has goodwill of $4.7 million recorded at December 31, 2006. In January 2005, the Company announced a product recall of certain of its blood transfer and storage products. The Company recorded expense related to this matter in the fourth quarter of 2004, which caused the Vital Fluids’ business to report an operating loss in 2004. The Vital Fluids’ business also reported operating losses in 2005 and 2006, as the recall resulted in lower sales of blood related products, as well as rework, revalidation and other direct and indirect recall related costs during those periods. In the third quarter of 2006, the Vital Fluids’ business successfully completed the follow-up Federal Drug Administration audit related to the 2005 product recall with no deficiencies noted. Also, in the third and fourth quarters of 2006, sales of blood related products began to approach levels achieved prior to the recall. In addition, there were changes in senior management, a strengthening of the sales force, an increased focus on product development, and operational efficiency improvements at the Vital Fluids’ business during the last two quarters of 2006. The Company expects that the return to more normal levels of blood product sales, the absence of additional recall related costs, as well as the other changes and improvements at the Vital Fluids’ business, will contribute to improved financial performance in future periods.

The Company’s 2006 annual goodwill impairment testing analysis (“analysis”) included projected operating income and positive cash flows for the Vital Fluids’ business over the next five years. Based on those projections and other assumptions used in the analysis, the Company concluded that the fair value of the Vital Fluids’ business exceeded the carrying value of its net assets, and there was no impairment of goodwill.

A one-percentage point increase in the discount rate used in the analysis would not change the Company’s conclusion. In addition, the analysis indicated that a reduction in the projected operating income of the Vital Fluids’ business (over the next five years) of approximately 40 percent, would require the Company to perform an additional step (as required by FAS 142) to measure the amount of an impairment loss, if any. The Company expects the Vital Fluids’ business to achieve these future levels of operating income and positive cash flows, however, if the Vital Fluids’ business does not achieve these results in the future there could be a partial or full impairment of its goodwill.

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other assets, net” in the Consolidated Balance Sheets as of December 31, 2006 and 2005:

	December 31, 2006		December 31, 2005
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
License agreements	$377	$(221)	$377	$(184)
Patents	783	(418)	788	(381)
Non-compete agreements	145	(145)	145	(122)
Other	78	(26)	73	(18)
Total amortized intangible assets	$1,383	$(810)	$1,383	$(705)
Unamortized intangible assets:
Trademarks	$450		$450

Amortization of intangible assets for the years ended December 31, 2006 and 2005 was $0.1 million. Estimated amortization expense for intangible assets for each of the next five years is approximately $0.1 million.

7. Restructuring

In thousands	December 31,
	2006	2005	2004
Restructuring charges	$—	$102	$5,074

As part of a strategic evaluation initiated in the fourth quarter of 2003, the Company implemented a plan to maximize production capacity utilization, reallocate administrative costs to more beneficial operational efforts and more effectively respond to market demands for increasingly faster, technologically advanced cost-effective solutions. As a result, the Company consolidated the operations of the Columbus manufacturing operation into existing Lydall facilities. The Company substantially completed the restructuring and consolidation of its domestic automotive manufacturing operations as of December 31, 2004. The total costs related to the restructuring effort recorded through December 31, 2005 were approximately $5.4 million, which included $0.7 million of severance and related costs, $2.2 million of accelerated depreciation and $2.5 million of facility exit and move costs. Approximately 95 percent of all restructuring costs incurred were recorded in cost of sales and 5 percent were recorded in selling, product development and administrative expenses. Approximately 87 percent of restructuring costs were recorded in the Thermal/Acoustical Segment and 13 percent were recorded as Corporate Office expenses.

8. Earnings per share

The following table provides a reconciliation of income (loss) and shares used to determine basic and diluted earnings (loss) per share.

	For the Year Ended 2006			For the Year Ended 2005			For the Year Ended 2004
In thousands except per share data	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount	Net Loss	Average Shares	Per Share Amount
Basic earnings (loss) per share before the cumulative effect of a change in accounting principle	$10,228	16,147	$.63	$5,443	16,083	$.34	$(537)	16,078	$(.03)
Cumulative effect of change in accounting principle	—	—	—	(342)	16,083	(.02)	—	—	—
Effect of dilutive stock options	—	51	—	—	65	—	—	—	—
Diluted earnings (loss) per share	$10,228	16,198	$.63	$5,101	16,148	$.32	$(537)	16,078	$(.03)

Dilutive stock options totaling approximately 0.6 million shares of Common Stock were excluded from the diluted per share computation for 2004 as the Company reported a net loss during 2004 and, therefore, the dilutive effect of these options was not included in the calculation of diluted loss per share in accordance with FAS 128. Options to purchase approximately 0.8 million, 0.8 million and 0.5 million shares of Common Stock were excluded from the 2006, 2005 and 2004 computations of diluted earnings per share, respectively, because the assumed proceeds from the exercise were greater than the average market price of the Company’s common stock.

9. Capital Stock

Preferred stock – The Company has authorized Serial Preferred Stock with a par value of $1.00. None of the 500,000 authorized shares have been issued.

Common stock – As of December 31, 2006, 3,456 Lydall stockholders of record held 16,255,520 shares of Common Stock.

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

10. Equity Compensation Plans

As of December 31, 2006, the Company had two stock option plans – the 1992 Stock Incentive Compensation Plan (1992 Plan) and the 2003 Stock Incentive Compensation Plan (2003 Plan), collectively, the “Plans” – under which employees and directors had options to purchase Common Stock. The 1992 Plan expired in May 2002; however, the 1992 Plan shall continue to govern all outstanding awards under that plan until the awards themselves are exercised or terminate in accordance with their terms. The 2003 Plan authorized 1.5 million share options and restricted shares for employees and outside directors. Options issued by the Company under its stock option plans have a term of ten years and generally vest ratably over a period of four years. Restricted grants and share options are expensed over the vesting period of the award in accordance with SFAS No. 123(R). Stock options issued under the current plan must have an exercise price that may not be less than the fair market value of a share of the Company’s common stock on the date of grant. The Plans provide for automatic acceleration of vesting in the event of a change in control of the Company.

On December 7, 2005, the Compensation and Stock Option Committee (the “Committee”) of the Board of Directors of the Company approved the acceleration of the vesting of certain outstanding unvested stock options granted to current employees, including officers of the Company, under the Company’s 2003 Stock Incentive Compensation Plan. Specifically, the Committee approved the acceleration of the vesting of stock options which were; (i) granted prior to December 7, 2005, (ii) had an exercise price in excess of $7.65 (the closing price of the Company’s common stock on December 7, 2005) and (iii) would have been unvested on December 31, 2005. Options to purchase approximately 216,000 shares of the Company’s common stock (of which options to purchase approximately 103,000 shares were held by officers) became vested that otherwise would have vested, on average, approximately 1.8 years from the effective date of the acceleration. The options had exercise prices ranging from $11.08 to $11.46 and a weighted average exercise price of $11.20. Aside from the acceleration of the vesting date, the terms and conditions of the stock option agreement governing the accelerated stock options remain unchanged. The Committee did not accelerate the vesting of options held by non-employee Directors of the Company. For purposes of APB No. 25, there was no intrinsic value for the stock options subject to the acceleration described above, as the market value of the Company’s common stock was less than the exercise prices of the accelerated options. Thus, no compensation expense was recognized in the Company’s financial statements for the fourth quarter ended December 31, 2005 related to the acceleration of these options. However, had compensation cost been recognized based on the fair value of the options at the grant dates, consistent with FAS 123, approximately $1.2 million would have been recognized as compensation expense in the fourth quarter 2005 as a result of the acceleration.

The Company adopted SFAS No. 123(R), “Share-Based Payment,” on January 1, 2006 using the modified prospective method, and in connection therewith compensation expense was recognized in its consolidated statement of operations for the year ended December 31, 2006. The financial statements of prior periods do not reflect any restated amounts. The Company recognizes expense on a straight-line basis over the vesting period of the entire award. Stock-based compensation expense includes the estimated effects of forfeitures, and such estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. The effect of changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods. The Company estimates the fair value of option grants based on the Black Scholes option-pricing model. Expected volatility and expected term are based on historical information. The Company determined that its future volatility and expected term are not likely to materially differ from the Company’s historical stock price volatility and historical exercise data, respectively.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company’s income before taxes and net income were reduced by $0.4 million and $0.3 million, respectively, for the year ended December 31, 2006, or $0.02 per diluted share. During the year ended December 31, 2006, the Company incurred approximately $0.5 million in expense for all stock-based compensation plans, including restricted stock awards, which was primarily recorded in selling, product development and administrative expense. The compensation cost recorded for these plans was $0.3 million and $0.4 million for 2005 and 2004 respectively, which represented compensation cost for restricted stock awards. No compensation costs were capitalized as part of inventory and no income tax benefit was recorded in 2005 and 2004 for compensation cost. At December 31, 2006, the total unrecognized compensation cost related to non-vested awards was approximately $2.2 million, with a weighted average expected amortization period of 3.3 years.

Stock Options

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:

	2006	2005	2004
Risk-free interest rate	4.7%	4.4%	4.3%
Expected life	7 years	7 years	7 years
Expected volatility	44%	47%	48%
Expected dividend yield	0	0%	0%

The following is a summary of the option activity as of December 31, 2006 and changes during the year then ended:

In thousands
Fixed Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	1,169	$10.47
Granted	115	$10.44
Exercised	(12)	$7.19
Forfeited/Cancelled	(146)	$12.19
Outstanding at December 31, 2006	1,126	$10.29	6.45	$1,223
Options exercisable at December 31, 2006	802	$10.85	5.42	$600

The weighted-average grant-date fair value of options granted during the years 2006, 2005 and 2004 was $5.47, $4.23 and $6.10 respectively. The total intrinsic value of options exercised during the years ended 2006 and 2005 was minimal and during 2004 was $0.2 million. For the years ended December 31, 2006, 2005, and 2004, the amount of cash received from the exercise of stock options was $0.1 million, $0.3 million and $ 1.1 million, respectively. The associated tax benefit realized was minimal in all periods presented.

Restricted Stock

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

The Company granted 99,900, 5,400 and 5,400 shares of restricted stock during 2006, 2005 and 2004, respectively. The weighted average fair value per share of restricted stock granted was $10.87, $7.65 and $11.08 during 2006, 2005, and 2004, respectively. During 2006, 2005 and 2004, respectively, there were 1,800 shares, 1,200 shares and 400 shares of restricted stock forfeited. The fair value of awards for which restrictions lapsed during the year ended December 31, 2006, 2005, and 2004 was $0.7 million, $0.4 million and $0.2 million, respectively.

The following is a summary of the Company’s nonvested restricted shares as of December 31, 2006 and changes during the year ended December 31, 2006:

In thousands
Nonvested Restricted Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2005	74	$10.95
Granted	100	$10.87
Vested	(20)	$11.21
Forfeited	(2)	$10.40
Nonvested at December 31, 2006	152	$10.87

11. Employer Sponsored Benefit Plans

As of December 31, 2006, the Company maintains three defined benefit pension plans that cover the majority of domestic Lydall employees. The pension plans are noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes. Effective January 1, 2006, Lydall closed the non-union pension plans to new employees hired after December 31, 2005.

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

The Company adopted FAS 158 on December 31, 2006, which required the Company to quantify the pension plans’ funding status as an asset or liability on the Company’s consolidated balance sheets at December 31, 2006. The impact was not material to the Company’s consolidated financial position, results of operations or cash flows as of or for the year ended December 31, 2006.

The following table represents the incremental effect of adopting FAS 158 on the Company’s domestic defined benefit pension plans at December 31, 2006:

	Incremental Effects of Adopting FAS 158
In thousands	Before Adopting FAS 158	Adoption Adjustments	After Adopting FAS 158
Assets:
Intangible asset	$257	$(257)	$—
Deferred tax asset	3,915	90	4,005

Liabilities:
Current benefit liability	146	—	146
Non-current benefit liability	8,072	(20)	8,052
Total benefit liability	$8,218	$(20)	$8,198

Shareholders’ Equity:
Accumulated Other Comprehensive Income	$(6,388)	$(147)	$(6,535)

The Company uses a December 31 measurement date for all of its pension plans.

	December 31,
In thousands	2006	2005
Change in benefit obligation:
Net benefit obligation at beginning of year	$46,271	$40,670
Service cost	971	1,925
Interest cost	2,492	2,459
Plan amendments	(3,033)	179
Actuarial (gain) loss	(1,874)	3,267
Curtailments (1)	—	(701)
Gross benefits paid	(1,632)	(1,528)
Net benefit obligation at end of year	$43,195	$46,271
(1)	Curtailments are a result of the departure of the Chief Operating Officer in 2005.

	December 31,
In thousands	2006	2005
Change in plan assets:
Fair value of plan assets at beginning of year	$28,939	$27,635
Actual return on plan assets	3,394	1,616
Contributions	4,296	1,216
Gross benefits paid	(1,632)	(1,528)
Fair value of plan assets at end of year	$34,997	$28,939
Reconciliation of funded status (1):
Plan assets less benefit obligation at year end	$(8,198)	$(17,332)
Unrecognized net actuarial loss	—	16,339
Unrecognized prior service cost	—	290
Net amount recognized	$(8,198)	$(703)
(1) After adoption of FAS 158 on December 31, 2006, these amounts are recorded and this reconciliation is no longer required.

Amounts recognized in the statement of financial position consist of:
Accrued benefit liability	$(8,198)	$(1,702)
Additional minimum liability	—	(11,840)
Intangible assets	—	350
Accumulated other comprehensive income	—	12,489
Net amount recognized	$(8,198)	$(703)
Amounts recognized in accumulated other comprehensive loss, net of tax consist of:
Net actuarial loss	$6,376	$—
Prior service cost	159	—
Net amount recognized	$6,535	$—

At December 31, 2006, in addition to the accrued benefit liability of $8.2 million recognized for the Company’s domestic defined benefit pension plans, the Company also has an accrued benefit liability of $0.2 million and accumulated other comprehensive loss, net of tax, of $0.2 million related to a foreign regulatory labor agreement.

The pension liability (net of tax) included in Other Comprehensive loss decreased by $1.1 million for the year ended December 31, 2006 and increased $1.5 million for the year ended December 31, 2005.

Aggregated information for pension plans with an accumulated benefit obligation in excess of plan assets is provided in the table below:

	December 31,
In thousands	2006	2005
Projected benefit obligation	$43,195	$46,271
Accumulated benefit obligation	$43,195	$42,478
Fair value of plan assets	$34,998	$28,939

Components of net periodic benefit cost:

	For the years ended December 31,
In thousands	2006	2005	2004
Service cost	$971	$1,925	$1,663
Interest cost	2,492	2,459	2,176
Expected return on plan assets	(2,686)	(2,400)	(2,284)
Special termination benefit charge	—	—	54
Curtailment loss (gain)	15	(301)	—
Amortization of:
Prior service cost	18	—	1
Unrecognized actuarial loss	441	834	763
Total net periodic benefit cost	$1,251	$2,517	$2,373

SERP expense of $0.2 million for the year ended December 31, 2004 was not included in this table.

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit costs in 2007 are as follows:

In thousands	Pension Benefits
Actuarial (gain)/loss	$229
Prior service (credit)/cost	20
Total	$249

The major assumptions used in determining the year-end benefit obligation and annual net cost for pension plans are presented in the following table:

	Benefit Obligation		Net Cost
For the years ended December 31,	2006	2005	2006	2005	2004
Discount rate	5.90%	5.65%	5.65%	5.90%	6.25%
Salary scale	—	4.0% - 4.5%	4.0%	3.5% - 4.5%	3.5% - 4.0%
Expected return on plan assets	8.50%	8.50%	8.50%	8.75%	8.75%

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

The following table presents the target allocation of pension plan assets for 2007 and the actual allocation of plan assets as of December 31, 2006 and 2005 by major asset category:

	Target Allocation	Actual Allocation of Plan Assets December 31,
Asset Category	2007	2006	2005
Equity securities	60% – 80%	71%	72%
Fixed income securities	20% – 40%	24%	23%
Cash and cash equivalents and other	0% – 5%	5%	5%

Estimated Future Contributions and Benefit Payments

The Company expects to contribute approximately $2.8 million in cash to its defined benefit pension plans in 2007.

Estimated future benefit payments for the next 10 years are as follows:

In thousands	2007	2008	2009	2010	2011	2012-2016
Benefit payments	$1,507	$1,653	$1,769	$1,848	$1,965	$11,957

Employee Savings Plans

The Company also sponsors an Employee Stock Purchase Plan and a 401(k) Plan. Employer contributions to these plans amounted to $1.8 million in 2006, $1.3 million in 2005 and $1.3 million in 2004.

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

The table below presents net sales and operating income by segment as used by the Chief Executive Officer of the Company for the years ended December 31, 2006, 2005 and 2004 and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income for the years ended December 31, 2006, 2005 and 2004.

Consolidated Net Sales	For the Years Ended December 31,
In thousands	2006	2005	2004
Thermal/Acoustical:
Automotive	$169,889	$165,097	$138,832
Passive thermal	31,932	26,198	26,442
Active thermal	20,182	19,308	18,358
Thermal/Acoustical Segment net sales	$222,003	$210,603	$183,632
Filtration/Separation:
Filtration	$60,642	$58,022	$66,528
Vital Fluids	14,264	10,223	15,559
Filtration/Separation Segment net sales	$74,906	$68,245	$82,087
Other Products and Services:
Transport, distribution and warehousing Services	$22,781	$21,816	$20,589
Specialty products	9,190	8,431	9,281
Other Products and Services net sales	$31,971	$30,247	$29,870
Eliminations and Other	(2,522)	(2,610)	(1,987)
Consolidated Net Sales	$326,358	$306,485	$293,602

Operating Income by Segment	For the Years Ended December 31,
In thousands	2006	2005	2004
Thermal/Acoustical	$23,193	$17,994	$7,269
Filtration/Separation	4,566	4,852	11,045
Other Products and Services	3,038	1,961	2,457
Corporate Office Expenses	(15,466)	(17,142)	(20,446)
Consolidated Operating Income	$15,331	$7,665	$325

Asset information by reportable segment is not reported since the Chief Executive Officer does not use such information internally.

Net sales by geographic area for the years ended December 31, 2006, 2005 and 2004 and long-lived asset information by geographic area as of December 31, 2006 and 2005 are as follows:

	Net Sales			Long-Lived Assets
In thousands	2006	2005	2004	2006	2005
United States	$230,339	$215,371	$206,960	$94,364	$100,216
France	39,274	38,199	28,601	25,218	21,162
Germany	56,745	52,915	58,041	27,264	28,610
Total	$326,358	$306,485	$293,602	$146,846	$149,988

Foreign sales are based on the country in which the sales originated (i.e., where the legal entity is domiciled).

For 2006, 2005 and 2004, the only customer that individually comprised greater than 10 percent of the Company’s consolidated net sales was DaimlerChrysler. Sales to DaimlerChrysler in 2006, 2005 and 2004 were $55.9 million, $40.8 million and $39.6 million, respectively. These sales were reported in the Thermal/Acoustical Segment.

13. Income Taxes

The provision for income taxes from continuing operations consists of the following:

	For the years ended December 31,
In thousands	2006	2005	2004
Current:
Federal	$557	$(121)	$(28)
State	286	252	216
Foreign	1,214	1,057	267
Total current	2,057	1,188	455
Deferred:
Federal	(752)	(1,053)	(882)
State	(70)	(246)	121
Foreign	2,532	1,728	88
Total deferred	1,710	429	(673)
Provision for income taxes	$3,767	$1,617	$(218)

The following is a reconciliation of the difference between the actual provision for income taxes from continuing operations and the provision computed by applying the federal statutory tax rate on earnings:

	For the years ended December 31,
In thousands	2006	2005	2004
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax deduction	1.5	(14.4)	(23.0)
Exempt export and foreign income	(1.7)	(2.4)	28.8
Net benefit of recognition of foreign deferred tax assets	(2.1)	(2.6)	25.2
Reserve for tax contingencies	(6.2)	(3.2)	(43.5)
Adjustments from tax provision to final returns	(1.7)	(2.1)	1.0
Valuation allowance for domestic net operating losses and credits	0.7	11.4	6.3
Other	2.4	2.2	0.1
Effective income tax rate	26.9%	22.9%	28.9%

The other line item above includes mainly non-deductible expenditures such as meals and entertainment and non-taxable income such as the increase in cash surrender value of officers’ life insurance.

Management has provided a valuation allowance at the end of 2006, 2005 and 2004 for certain state net operating loss carryforwards and tax credits including some associated with the former Columbus, Ohio plant. Due to consolidation of the Columbus operation into other facilities, the benefits associated with the net operating losses and credits will probably not be fully utilized. Additionally, there are other domestic state net operating loss carryforwards and state tax credits that management has determined may not be utilized before their expiration. These valuation allowances have been included as a component of 2006, 2005 and 2004 tax expense.

The following schedule presents net current and net long-term deferred tax assets and liabilities by tax jurisdiction as of December 31, 2006 and 2005:

	2006		2005
	Deferred Tax Assets		Deferred Tax Assets
In thousands	Current	Long-term	Current	Long-term
Federal	$998	$—	$1,104	$—
State	278	—	401	—
Foreign	2,178	6,015	1,166	8,151
Totals	$3,454	$6,015	$2,671	$8,151

	2006		2005
	Deferred Tax Liabilities		Deferred Tax Liabilities
In thousands	Current	Long-term	Current	Long-term
Federal	$—	$15,329	$—	$15,946
State	—	1,068	—	1,386
Foreign	873	—	463	—
Totals	$873	$16,397	$463	$17,332

The net deferred tax liabilities consist of the following as of December 31, 2006 and 2005:

	December 31,
In thousands	2006	2005
Deferred tax assets:
Accounts receivable	$302	$314
Inventories	560	904
Net operating loss carryforwards	8,581	10,066
Other accrued liabilities	1,711	1,452
Pension	3,045	5,138
Tax credits	2,232	2,346
Other, net	2,394	3,401
Total deferred tax assets	$18,825	$23,621
Deferred tax liabilities:
Domestic liability of foreign assets	$7,177	$8,480
Intangible assets	6,049	5,546
Property, plant and equipment	11,610	14,990
Total deferred tax liabilities	24,836	29,016
Valuation allowance	1,790	1,578
Net deferred tax liabilities	$7,801	$6,973

For the years ended December 31, 2006, 2005 and 2004, income from continuing operations before income taxes was derived from the following sources:

	For the years ended December 31,
In thousands	2006	2005	2004
United States	$4,994	$(2,869)	$(1,135)
Foreign	9,001	9,929	380
Total income from continuing operations before income taxes	$13,995	$7,060	$(755)

At December 31, 2006, the Company has approximately $5.5 million of alternative minimum tax net operating loss carryforwards, approximately $23.7 million of foreign net operating loss carryforwards and approximately $22.5 million of state net operating loss carryforwards. The alternative minimum tax net operating loss carryforwards will begin to expire in 2022 and the state net operating loss carryforwards expire between 2012 and 2025. The majority of the foreign net operating loss carryforwards have no expiration. The Company has provided a valuation reserve against $9.7 million of state net operating loss carry forwards relating mainly to the consolidation of the Columbus, Ohio plant.

In addition, the Company has $0.9 million and $1.3 million of federal and state tax credit carryforwards, respectively. The Company provided a valuation reserve against $1.3 million of state income tax credits of which $0.1 million related to the Columbus, Ohio plant.

United States income taxes have not been provided on undistributed earnings of international subsidiaries. It is not practicable to estimate the amount of tax that might be payable. Our intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. Accordingly, the Company believes that any U.S. tax on repatriated earnings would be substantially offset by U.S. foreign tax credits.

14. Commitments and Contingencies

Leases

The Company has operating leases that resulted in an expense of $5.4 million in 2006, $6.1 million in 2005 and $5.1 million in 2004. These contracts include building, office equipment, vehicle and machinery leases that require payment of property taxes, insurance, repairs and other operating costs.

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

Approximate future minimum lease payments under noncancelable leases are:

	Payments due by Period
In thousands	Operating Lease Payments	Capital Lease Payments	Total
2007	$4,413	$1,407	$5,820
2008	3,768	1,407	5,175
2009	3,147	1,407	4,554
2010	2,144	1,407	3,551
2011	1,919	1,407	3,326
Thereafter	9,779	3,262	13,041
Total	25,170	10,297	35,467
Interest on capital leases	—	(1,687)	(1,687)
Total	$25,170	$8,610	$33,780

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

In December 2005, the Company recorded $1.3 million in other income, net, related to the reversal of an environmental accrual related to previously divested facilities in Germany. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company determined that it was no longer probable, but remote, that the Company would incur any environmental remediation expense related to the divested facilities.

In 2004, Lydall sold its Lydall & Foulds properties located in Manchester, CT. Under the direction of the Connecticut Department of Environmental Protection, there is an ongoing environmental program of groundwater sampling and soils remediation that will take place over the next four years, which is estimated to cost $0.3 million, which was previously accrued as part of the discontinuance of the Paperboard Segment.

In January 2005, the Charter Medical, Ltd. subsidiary of Lydall announced a voluntary product recall of certain of its blood transfer and storage products upon the discovery of procedural deficiencies in the sterilization validation process. Neither the Company nor

Charter Medical was notified of any adverse events or reports from customers with regard to these products. The Company resumed shipment of these products during the third quarter of 2005. In 2006, Charter Medical successfully completed the follow-up Federal Drug Administration audit related to the 2005 product recall with no deficiencies noted.

15. Comprehensive Income (Loss)

The following table discloses the balance by classification within accumulated other comprehensive loss:

In thousands	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Instruments	Pension Liability Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2004	$733	$(39)	$(5,412)	$(4,718)
Change year-to-date	3,315	(41)	(818)	2,456
Balance at December 31, 2004	4,048	(80)	(6,230)	(2,262)
Change year-to-date	(5,714)	80	(1,513)	(7,147)
Balance at December 31, 2005	(1,666)	0	(7,743)	(9,409)
Change year-to-date	5,617	(36)	1,204	6,785
Adjustment to initially apply SFAS No. 158	—	—	(147)	(147)
Balance at December 31, 2006	$3,951	$(36)	$(6,686)	$(2,771)

16. Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial results for 2006 and 2005. In management’s opinion, all material adjustments necessary to present fairly the information for such quarters have been reflected.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
In thousands except per share data	2006	2005	2006	2005	2006	2005	2006	2005
Net sales	$82,188	$72,521	$83,445	$81,474	$80,124	$74,999	$80,601	$77,491
Gross margin	17,932	16,080	18,846	17,311	17,626	16,665	18,393	13,865
Income before Cumulative Effect of Change in Accounting Principle	1,912	643	2,473	2,092	3,718	1,365	2,125	1,343
Cumulative Effect of Change in Accounting Principle	—	—	—	—	—	—	—	(342)
Net income	$1,912	$643	$2,473	$2,092	$3,718	$1,365	$2,125	$1,001
Basic earnings per share:
Income before Cumulative Effect of Change in Accounting Principle	$0.12	$0.04	$0.15	$0.13	$0.23	$0.08	$0.13	$0.08
Cumulative Effect of Change in Accounting Principle	—	—	—	—	—	—	—	(0.02)
Net income	$0.12	$0.04	$0.15	$0.13	$0.23	$0.08	$0.13	$0.06
Diluted earnings per share:
Income before Cumulative Effect of Change in Accounting Principle	$0.12	$0.04	$0.15	$0.13	$0.23	$0.08	$0.13	$0.08
Cumulative Effect of Change in Accounting Principle	—	—	—	—	—	—	—	(0.02)
Net income	$0.12	$0.04	$0.15	$0.13	$0.23	$0.08	$0.13	$0.06

The sum of the quarterly amounts for 2005 do not agree to the full year amounts in the Consolidated Statements of Operations due to rounding.

The results for the quarter ended December 31, 2005 include a $1.3 million adjustment to an environmental reserve (See Note 14). Also, during the quarter ended December 31, 2005, the Company adjusted its accounting for lease expenses at the Company’s transport, distribution and warehousing business and deferred tax assets at certain foreign jurisdictions. The impact of the latter adjustments was to increase cost of sales by $0.2 million and decrease income tax expense by $0.3 million.

Schedule II

LYDALL, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2006, 2005 AND 2004

In thousands	Balance at January 1,	Charges to Costs and Expenses		Charges (Deductions) to Other Accounts		Deductions	Balance at December 31,
2006
Allowance for doubtful receivables	$925	$548		$35	[2]	$(289)[1]	$1,219
Allowance for note receivable	480	—		—		—	480	[5]
Inventory valuation reserves	3,156	1,361		45	[2]	(2,702)[3]	1,860
Reserve for future tax benefits	1,578	363		—		(151)[4]	1,790
2005
Allowance for doubtful receivables	$770	$498		$(52)[2]		$(291)[1]	$925
Allowance for note receivable	480	—		—		—	480	[5]
Inventory valuation reserves	1,567	2,373		(44)[2]		(740)[3]	3,156
Reserve for future tax benefits	982	832		—		(236)[4]	1,578
2004
Allowance for doubtful receivables	$619	$478		$33	[2]	$(360)[1]	$770
Allowance for note receivable	—	480	[5]	—		—	480	[5]
Inventory valuation reserves	1,375	1,001		22	[2]	(831)[3]	1,567
Reserve for future tax benefits	821	414		—		(253)[4]	982
[1]	Uncollected receivables written off and recoveries.
[2]	Foreign currency translation adjustments.
[3]	Write-off of obsolete inventory and adjustments to valuation reserves.
[4]	Reduction to income tax expense.
[5]

A reserve for $0.5 million was recorded during 2004 for the remaining balance of the note receivable associated with the sale of certain assets of the fiberboard operation in 2001, which was included within “Prepaid expenses and other current assets, net” on the Consolidated Balance Sheets as of December 31, 2006 and 2005.

S-1