Form 10-Q
period 2007-03-31
LYDALL INC /DE/
filed 2007-05-09
CIK 60977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $.10 par value per share.
Total Shares outstanding April 30, 2007	16,422,340

LYDALL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Quarter Ended March 31,
	2007	2006
	(Unaudited)
Net sales	$83,715	$82,188
Cost of sales	65,862	64,256

Gross margin	17,853	17,932
Selling, product development and administrative expenses	15,724	14,510

Operating income	2,129	3,422
Interest expense	108	455
Other income, net	(4)	(63)

Income before income taxes	2,025	3,030
Income tax expense	749	1,118

Net income	$1,276	$1,912

Earnings per share:
Basic	$.08	$.12
Diluted	$.08	$.12
Weighted average number of common shares outstanding:
Basic	16,158	16,137
Diluted	16,399	16,197

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$4,523	$6,402
Accounts receivable, net	56,731	47,947
Inventories, net	33,845	31,579
Prepaid expenses and other current assets, net	7,191	8,399

Total current assets	102,290	94,327
Property, plant and equipment, at cost	217,678	214,343
Accumulated depreciation	(114,545)	(110,874)

Net, property, plant and equipment	103,133	103,469
Goodwill	30,884	30,884
Other assets, net	11,929	12,493

Total assets	$248,236	$241,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,513	$1,192
Accounts payable	27,180	24,929
Accrued payroll and other compensation	6,918	8,524
Other accrued liabilities	11,790	9,072

Total current liabilities	47,401	43,717
Long-term debt	10,672	8,914
Deferred tax liabilities	16,314	16,397
Pension and other long-term liabilities	9,475	10,928
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2,281	2,268
Capital in excess of par value	48,157	46,639
Retained earnings	180,865	179,911
Accumulated other comprehensive loss	(2,099)	(2,771)
Treasury stock, at cost	(64,830)	(64,830)

Total stockholders’ equity	164,374	161,217

Total liabilities and stockholders’ equity	$248,236	$241,173

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Quarter Ended March 31,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$1,276	$1,912
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,824	4,021
Deferred income taxes	(358)	377
Stock based compensation	245	141
Changes in operating assets and liabilities:
Accounts receivable	(8,533)	(5,020)
Inventories	(2,122)	2,222
Accounts payable	2,163	10
Accrued payroll and other compensation	(1,641)	607
Other, net	2,920	891

Net cash (used for) provided by operating activities	(2,226)	5,161

Cash flows from investing activities:
Capital expenditures	(2,915)	(1,959)

Net cash used for investing activities	(2,915)	(1,959)

Cash flows from financing activities:
Debt proceeds	9,270	23,800
Debt repayments	(7,310)	(27,031)
Common stock issued	1,285	7

Net cash provided by (used for) financing activities	3,245	(3,224)

Effect of exchange rate changes on cash	17	66

(Decrease) increase in cash and cash equivalents	(1,879)	44
Cash and cash equivalents at beginning of period	6,402	2,162

Cash and cash equivalents at end of period	$4,523	$2,206

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

The accompanying condensed consolidated financial statements include the accounts of Lydall, Inc. and its subsidiaries (collectively, the “Company” or the “Registrant”). All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated financial statements have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s annual financial statements for the year ended December 31, 2006. The year-end condensed consolidated balance sheet was derived from the December 31, 2006 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Management believes that all adjustments, which include only normal recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods reported, have been included. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Certain prior year components of the condensed consolidated financial statements have been reclassified to be consistent with current year presentation.

2. Inventories

Inventories, net of valuation reserves, as of March 31, 2007 and December 31, 2006 were as follows:

In thousands	March 31, 2007	December 31, 2006
Raw materials	$14,265	$12,151
Work in process	12,140	12,120
Finished goods	8,643	8,389

	35,048	32,660
Less: Progress billings	(1,203)	(1,081)

Total inventories	$33,845	$31,579

Raw materials, work in process and finished goods inventories were net of valuation reserves of $1.6 million and $1.9 million as of March 31, 2007 and December 31, 2006, respectively. Progress billings relate to tooling inventory, which is included in work in process inventory in the above table. Total tooling inventory, net of progress billings and valuation reserves, were $4.8 million and $4.7 million at March 31, 2007 and December 31, 2006, respectively.

3. Earnings Per Share

Basic and diluted earnings per common share are calculated in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 128, “Earnings per Share.” Basic earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock options and stock awards, where such effect is dilutive.

The following table provides a reconciliation of income and shares used to determine basic and diluted earnings per share.

	Quarter Ended March 31, 2007			Quarter Ended March 31, 2006
In thousands except per share amounts	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount
Basic earnings per share	$1,276	16,158	$.08	$1,912	16,137	$.12
Effect of dilutive options and awards	—	241	—	—	60	—

Diluted earnings per share	$1,276	16,399	$.08	$1,912	16,197	$.12

Options to purchase approximately 0.1 million and 0.8 million shares of common stock were excluded from the March 31, 2007 and 2006 computations of diluted earnings per share, respectively, because the exercise price was greater than the average market price of the Company’s common stock.

4. Equity Compensation Plans

The Company has stock-based compensation plans under which incentive and non-qualified stock options and restricted shares may be granted to employees and outside directors from authorized but unissued shares of common stock or treasury shares. Options issued by the Company under its stock option plans have a term of ten years and generally vest ratably over a period of four years. Restricted grants are expensed over the vesting period of the award, which is typically four to five years. Stock options issued under the current plan must have an exercise price that may not be less than the fair market value of the Company’s common stock on the date of grant.

The Company recognizes expense on a straight-line basis over the vesting period of the entire award. Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. The effect of changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods. The Company estimates the fair value of option grants based on the Black-Scholes option-pricing model. Expected volatility and expected term are based on historical information. The Company determined that its future volatility and expected term are not likely to differ from the Company’s historical stock price volatility and historical exercise data, respectively.

The Company incurred compensation expense of $0.2 million and $0.1 million for the quarters ended March 31, 2007 and March 31, 2006, respectively, for all stock-based compensation plans, including restricted stock awards.

Stock Options

The following table is a summary of option activity of the Company’s plans during the quarter ended March 31, 2007:

In thousands except per share amounts	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,126	$10.29
Granted	—	—
Exercised	(130)	$9.87
Forfeited/Cancelled	(18)	$9.68

Outstanding at March 31, 2007	978	$10.36	6.45	$5,536

Options exercisable at March 31, 2007	664	$11.04	5.33	$3,345

There were no options granted during the quarters ended March 31, 2007 and 2006. The total intrinsic value of options exercised during the quarter ended March 31, 2007 was $0.5 million and the amount of cash received from the exercise of stock options was $1.3 million. For the quarter ended March 31, 2006, the intrinsic value of options exercised and the amount of cash received were minimal. At March 31, 2007, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.1 million, with a weighted average expected amortization period of 2.9 years.

Restricted Stock

At March 31, 2007, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $0.9 million, with a weighted average expected amortization period of 3.4 years. The following is a summary of the status of the Company’s nonvested restricted shares as of March 31, 2007:

In thousands except per share amounts	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2006	152	$10.87
Granted	—	—
Vested	—	—
Forfeited	(3)	$10.67

Nonvested at March 31, 2007	149	$10.87

In August 2003, the Company’s Board of Directors approved a Stock Repurchase Program (the “Repurchase Program”) to mitigate the potentially dilutive effects of stock options and shares of restricted and unrestricted stock granted by the Company. Under the Repurchase Program, shares may be purchased by the Company up to the quantity of shares underlying options and other equity-based awards granted after January 1, 2003 under shareholder approved plans. Under the current terms and conditions of its domestic revolving credit facility, the Company’s stock repurchase activity is limited to no more than $1.8 million in any fiscal quarter and no more than $5.0 million during any fiscal year. As of March 31, 2007, there were approximately 0.9 million shares remaining available for purchase under the Repurchase Program. No shares were repurchased in the first quarters of 2007 and 2006.

5. Employer Sponsored Benefit Plans

As of March 31, 2007, the Company maintains three defined benefit pension plans (“pension plans”) that cover the majority of domestic Lydall employees. The pension plans are noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. Effective January 1, 2006, Lydall closed its non-union pension plans to new employees hired after December 31, 2005. On April 27, 2006, the Board of Directors of the Company approved an amendment to certain of the Company’s domestic defined benefit pension plans, effective June 30, 2006, which provided that benefits under these pension plans stop accruing for all eligible employees not covered under a collective bargaining agreement. Concurrently, the Board of Directors approved an increase in the Company’s matching cash contribution to the Company’s 401(k) plan.

The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes. The Company expects to contribute up to $2.8 million in cash to its defined benefit pension plans in 2007. Contributions of $1.7 million and $1.0 million were made during the quarters ended March 31, 2007 and March 31, 2006, respectively.

The following is a summary of the components of net periodic benefit cost for the quarters ended March 31, 2007 and March 31, 2006:

In thousands	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006
Components of net periodic benefit cost:
Service cost	$24	$562
Interest cost	628	676
Expected return on assets	(754)	(642)
Amortization of actuarial loss and prior service cost	62	269

Net periodic benefit cost	$(40)	$865

6. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, France and Germany. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003. The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) on January 1, 2007. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As a result of the implementation of FIN 48, the Company recognized a $0.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. As of January 1, 2007, the gross amount of unrecognized tax benefits was $1.0 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.0 million. There have been no significant changes to these amounts during the quarter ended March 31, 2007.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits as a component of income tax expense. The total amount of accrued interest and penalties as of January 1, 2007 was less than $0.1 million. There have been no significant changes to this amount during the quarter ended March 31, 2007.

7. Comprehensive Income

Comprehensive income for the periods ended March 31, 2007 and 2006 was as follows:

In thousands	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006
Net income	$1,276	$1,912
Changes in accumulated other comprehensive income (loss):
Foreign currency translation adjustments	616	1,154
Pension liability adjustment	62	—
Unrealized (loss) gain on derivative instruments, net of tax	(6)	13

Total comprehensive income	$1,948	$3,079

8. Segment Information

Lydall’s reportable segments are: Thermal/Acoustical and Filtration/Separation. All other businesses are aggregated in Other Products and Services. For a full description of each segment, refer to the “Notes to Consolidated Financial Statements” reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The table below presents net sales and operating income by segment for the quarters ended March 31, 2007 and 2006 and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

In thousands	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006
Thermal/Acoustical:
Automotive parts	$40,619	$38,390
Automotive tooling	4,363	4,739
Passive thermal	7,097	7,859
Active thermal	3,870	5,369

Thermal/Acoustical Segment net sales	$55,949	$56,357
Filtration/Separation:
Filtration	$16,604	$14,652
Vital Fluids	3,546	3,725

Filtration/Separation Segment net sales	$20,150	$18,377
Other Products and Services:
Transport, distribution and warehousing services	$5,548	$5,533
Specialty products	2,713	2,535

Other Products and Services net sales	$8,261	$8,068
Eliminations and Other	(645)	(614)

Consolidated Net Sales	$83,715	$82,188

Operating income by segment was as follows:

In thousands	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006
Thermal/Acoustical	$4,484	$6,247
Filtration/Separation	2,100	958
Other Products and Services	428	563
Corporate Office Expenses	(4,883)	(4,346)

Consolidated Operating Income	$2,129	$3,422

9. Recently Issued Accounting Standards

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

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115’’, (FAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 is effective as of the beginning of fiscal year 2008. The adoption of FAS 159 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

10. Commitments and Contingencies

On April 26, 2007, a former employee commenced an action in the Delaware Chancery Court seeking the advancement of legal fees and expenses incurred on his behalf in defending the Company’s Connecticut state court action aggregating $1.9 million, plus interest. Of this claimed amount, the Company previously advanced $0.8 million to the former employee’s attorney and expensed $1.0 million related to this matter. This action is now pending before the Delaware Chancery Court. See Part II, Item 1. Legal Proceedings, included in this quarterly report on Form 10-Q.

These developments have provided additional information related to the estimates previously made with respect to this matter. As a result, the Company recorded an additional $0.8 million of litigation expense in the quarter ended March 31, 2007. There can be no assurance that the final resolution of this matter, which is expected to occur within the next 12 months, will not have a material adverse impact on the future results of operations and cash flows of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Factors That May Affect Future Results

In the interest of more meaningful disclosure, Lydall and its management make statements regarding the future outlook of the Company, which constitute “forward-looking statements” under the securities laws. These forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company, based on assumptions and estimates currently believed to be valid. Forward-looking statements are included under the “Overview and Outlook” section of this Item and elsewhere within this report and are generally identified through the use of language such as “believes,” “expects,” “may,” “plans,” “projects,” “estimates,” “anticipates”, “targets”, “forecasts” and other words of similar meaning in connection with the discussion of future operating or financial performance. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Some of the factors that might cause such a difference include risks and uncertainties which are detailed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Note Concerning Factors That May Affect Future Results” and “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Such risks include, among others: a major downturn of the automotive market, which accounted for approximately 54 percent of Lydall's 2007 first quarter sales, dependence on large customers, pricing for automotive products, unforeseen changes in raw material pricing and supply, specifically, aluminum and other metals used in most of the Company's heat-shield products and various fibers used in thermal/acoustical and filtration/separation products. In addition, increases in energy pricing, inherent risks at international operations, expansion into new geographic regions, the timing and performance of new-product introductions, compliance with environmental laws and regulations, outcomes of legal contingencies and strategic transactions can impact Lydall's projected results. Lydall does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company.

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

Global automotive net sales represented approximately 52 percent of the Company’s 2006 net sales and approximately 54 percent of the Company’s net sales for the first quarter ended March 31, 2007. During the third and fourth quarters of 2006, certain domestic automakers announced facility closures and other restructuring actions that may impact future automobile production for platforms that include Company content. A reduction in vehicle production volumes, or a major decline in the production of specific vehicles in which Lydall has significant content, could have a material adverse effect on the Company’s profitability in future quarters.

Global environmental and economic conditions could also impact Lydall’s business segments. The Company has experienced increases in energy costs, as well as increases in raw material pricing, specifically, aluminum used in most of the Company's heat-shield products and various fibers used in a number of the Company’s thermal/acoustical and filtration/separation products, which have increased manufacturing costs. Further significant increases in energy or raw material prices in the future could negatively impact the Company, should the Company not have the ability to pass some or all of these incremental costs on to its customers.

Operational Matters

During the first quarter of 2007, the Company experienced an increase in automotive parts net sales, net of foreign currency translation, of approximately 2 percent, compared to the same period in 2006. This increase was due to higher sales of automotive parts by the Company’s European operations, while automotive parts net sales by the Company’s North American operations were essentially flat for the current quarter compared to the first quarter of 2006. To mitigate the potential impact on the Company of economic fluctuations of certain domestic automakers, the Company continued its focus on establishing its position with Asian automotive manufacturers in North America. The future financial impact of these efforts to expand business with Asian manufacturers cannot be determined at this time.

The Company’s active thermal business, included in the Thermal/Acoustical segment, reported an operating loss of $0.8 million in the first quarter of 2007, as compared to operating income of $0.2 million in the first quarter of 2006. Lower net sales of $1.5 million and higher per unit manufacturing costs during the current quarter, compared to the prior year’s first quarter, resulted in the operating loss for the first quarter of 2007. Contributing to the decrease in net sales were manufacturing and quality issues that caused delays in shipping product to customers. Steps have been taken at the active thermal operation, including a reorganization of management, to improve systems, quality controls and performance. The Company cannot determine the timing of these improvements nor the future financial impact of these initiatives at this time.

A strengthened filtration sales and marketing team working closely with customers both domestically and abroad to deliver value-added products for their specific needs, resulted in increased sales of air and liquid filtration products, included in the Filtration/Separation segment, during the first quarter of 2007. The Company’s air and liquid filtration businesses reported an increase in net sales of $1.4 million, net of foreign currency translation, during the first quarter of 2007 as compared to the same period of 2006. The Company continues to expand its presence in the growing liquid filtration market, and as a result, net sales increased by approximately 27 percent in the first quarter of 2007, compared to the first quarter of 2006. Operating income for the Filtration/Separation segment increased by $1.1 million, or 119 percent, during the current quarter as compared to the first quarter of last year.

In the third quarter of 2006, the Vital Fluids’ business successfully completed the follow-up Federal Drug Administration audit related to the 2005 product recall with no deficiencies noted. In addition, there were changes in senior management and operational efficiency improvements at the Vital Fluids’ business during the last two quarters of 2006, which have continued in the first quarter of 2007. The combination of higher blood product sales, the absence of recall related costs, as well as the other operational improvements at the Vital Fluids’ business, contributed to improved operating income performance of $0.4 million in the first quarter of 2007 compared to the first quarter of 2006.

The Company has continued to focus on Lean Six Sigma and operational excellence initiatives. The Company has seen a positive impact on operating margins in its automotive business primarily as a result of Lean Six Sigma and operational excellence initiatives. As this process continues, the Company anticipates that these efforts will continue to identify ways to improve processes and work flow, reduce costs and leverage synergies across the entire organization. While management has started to see a positive impact on operating margins as a result of Lean Six Sigma and operational excellence initiatives, the Company cannot determine the timing and future impact of these initiatives at this time.

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

Results of Operations

The following table presents selected statement of operations line items for the first quarter of 2007 on a comparative basis with the first quarter of 2006 expressed as a relative percentage of consolidated net sales:

In thousands	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006
Net sales	100.0%	100.0%
Cost of sales	78.7%	78.2%
Gross margin	21.3%	21.8%
Selling, product development and administrative expenses	18.8%	17.7%
Operating income	2.5%	4.2%
Net income	1.5%	2.3%

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three month periods ended March 31, 2007 (Q1-07) and March 31, 2006 (Q1-06).

Net Sales

In thousands	Quarter Ended
	Q1-07	Q1-06	Percent Change
Net sales	$83,715	$82,188	1.9%

Excluding the impact of foreign currency translation, net sales for the current quarter were essentially flat when compared to the first quarter of 2006. In the Thermal/Acoustical segment, net sales of automotive parts, excluding the impact of foreign currency translation, increased by $0.8 million, partially offset by a reduction in automotive tooling net sales of $0.4 million in the current quarter. Net sales of active and passive thermal products in the current quarter decreased by $1.5 million and $0.8 million, respectively, compared to the first quarter of 2006. Excluding the impact of foreign currency translation, the overall reduction in Thermal/Acoustical segment net sales of $1.9 million was essentially offset by increased Filtration/Separation segment net sales of $1.2 million, primarily from air and liquid filtration products, and increased other products and services net sales of $0.2 million during the first quarter of 2007.

Gross Margin

In thousands	Quarter Ended
	Q1-07	Q1-06	Percent Change
Gross margin	$17,853	$17,932	(0.4)%
Percentage of sales	21.3%	21.8%

The decrease in the overall gross margin percentage was caused by a lower gross margin percentage from the Company’s active thermal business, included in the Thermal/Acoustical segment, which reduced the overall gross margin percentage by 1.0 percentage point during the first quarter of 2007 compared with the first quarter of 2006. Significant gross-margin improvement by the Filtration/Separation segment partially offset the extent of the impact of the active thermal business. Lower sales volume and higher per-unit manufacturing costs for active thermal products in the first quarter of 2007 led to a reduction in the Company’s overall gross margin percentage in 2007 compared to 2006. A strengthened sales and marketing team working closely with customers both domestically and abroad to deliver value-added filtration products, including increased net sales of higher earning gross margin liquid filtration products, contributed to an increase in gross margin in the Filtration/Separation segment.

Selling, Product Development and Administrative Expenses

In thousands	Quarter Ended
	Q1-07	Q1-06	Percent Change
Selling, product development and administrative expenses	$15,724	$14,510	8.4%
Percentage of sales	18.8%	17.7%

The increase in selling, product development and administrative expenses of $1.2 million in 2007, compared to 2006, was primarily due to $0.8 million of litigation expense recorded in the first quarter of 2007 involving a former employee. On April 26, 2007, the Company received a Complaint for Advancement/Indemnification, filed in the Delaware Chancery court by the former employee. The former employee seeks advancement of legal expenses incurred on his behalf of $1.9 million, plus interest. Of this claimed amount, the Company previously advanced $0.8 million to the former employee’s attorney and expensed $1.0 million related to this matter. These new developments provided additional information with respect to the estimates made on this loss contingency which existed as of March 31, 2007. As a result, the Company recorded an additional $0.8 million of litigation expense in the quarter ended March 31, 2007 related to this matter.

Also contributing to the increase in selling, product development and administrative expenses in the first quarter of 2007 were increases in salaries and wages expense of $0.2 million and incentive compensation expense of $0.5 million, partially offset by a reduction in benefit plan expense of $0.4 million, as a result of previously announced changes to the Company’s benefit plans. Higher salaries and wages expense was primarily due to annual wage adjustments. The increase in incentive compensation expense was primarily due to performance bonuses including those described in certain executive officers employment agreements.

Interest Expense

In thousands	Quarter Ended
	Q1-07	Q1-06	Percent Change
Interest expense	$108	$455	(76.3)%
Weighted average interest rate	5.31%	5.97%

Interest expense was lower for the quarter ended March 31, 2007 due to lower average debt levels and lower interest rates on borrowings in 2007, as compared to 2006.

Other Income/Expense

Other income and expense for the quarters ended March 31, 2007 and 2006 consisted of insignificant activity related to foreign exchange transaction gains and losses and investment income.

Income Taxes

The effective tax rate for the quarter ended March 31, 2007 was 37.0 percent compared with 36.9 percent for the same period of 2006. For 2007, the Company expects its effective tax rate to be approximately 36 to 37 percent, as the Company is not aware of any items that would cause a significant difference from the statutory tax rates.

The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $0.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. As of January 1, 2007, the gross amount of unrecognized tax benefits was $1.0 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.0 million. There have been no significant changes to these amounts during the quarter ended March 31, 2007.

Segment Results

The following table presents sales information for the key product and service groups included within each operating segment for the quarter ended March 31, 2007 compared with the quarter ended March 31, 2006:

In thousands	Quarter Ended March 31, 2007	Quarter Ended March 31, 2006	Dollar Change	Percentage Change
Thermal/Acoustical:
Automotive parts	$40,619	$38,390	$2,229	5.8%
Automotive tooling	4,363	4,739	(376)	(7.9)%
Passive thermal	7,097	7,859	(762)	(9.7)%
Active thermal	3,870	5,369	(1,499)	(27.9)%

Thermal/Acoustical Segment net sales	$55,949	$56,357	$(408)	(0.7)%
Filtration/Separation:
Filtration	$16,604	$14,652	$1,952	13.3%
Vital Fluids	3,546	3,725	(179)	(4.8)%

Filtration/Separation Segment net sales	$20,150	$18,377	$1,773	9.6%
Other Products and Services:
Transport, distribution and warehousing services	$5,548	$5,533	$15	0.3%
Specialty products	2,713	2,535	178	7.0%

Other Products and Services net sales	$8,261	$8,068	$193	2.4%
Eliminations and Other	(645)	(614)	(31)	(5.0)%

Consolidated Net Sales	$83,715	$82,188	$1,527	1.9%

Operating income by segment was as follows:

	Quarter Ended March 31, 2007		Quarter Ended March 31, 2006
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change	Percentage Change
Thermal/Acoustical	$4,484	8.0%	$6,247	11.1%	$(1,763)	(28.2)%
Filtration/Separation	2,100	10.4%	958	5.2%	1,142	119.2%
Other Products and Services	428	5.2%	563	7.0%	(135)	(24.0)%
Corporate Office Expenses	(4,883)	—	(4,346)	—	(537)	(12.4)%

Consolidated Operating Income	$2,129	2.5%	$3,422	4.2%	$(1,293)	(37.8)%

Thermal/Acoustical

Thermal/Acoustical Segment net sales decreased to $55.9 million for the first quarter of 2007 compared with $56.4 million for the same period of 2006. Excluding the impact of foreign currency translation, segment net sales decreased by $1.9 million in the current quarter when compared to the first quarter of 2006. Automotive product net sales, excluding the impact of foreign currency translation, increased in the current quarter by $0.4 million, including increased parts net sales of $0.8 million, as compared to the same period a year ago, partially offset by lower tooling sales of $0.4 million. This increase in automotive parts net sales can be attributed to greater sales from the Company’s European businesses as a result of a continued strong automotive market in Germany, while automotive parts net sales by the Company’s North American operations were essentially flat. More than offsetting the increase in automotive product net sales was lower active and passive thermal products net sales of $1.5 million and $0.8 million, respectively, during the first quarter of 2007. The decrease in active thermal products net sales during the current quarter was primarily attributable to manufacturing and quality issues that caused delays in shipping product to customers. Changes in work-force personnel, which caused longer production cycles and increased re-work on a per-unit basis, as well as the implementation of a new manufacturing operating system, caused manufacturing and shipping delays during the current quarter. Steps have been taken at the active thermal operation, including a reorganization of management, to improve systems and quality controls. The decrease in passive thermal products net sales was primarily from lower sales of thermal products sold to appliance OEMs, due to less demand from OEMs as a result of a slow-down in the new home construction market.

For the current quarter, operating income for the Thermal/Acoustical segment decreased by $1.8 million compared with the first quarter of 2006. Operating income from the active and passive thermal businesses decreased by $1.1 million and $0.3 million, respectively, during the first quarter of 2007, compared to the first quarter of 2006. The active thermal business reported an operating loss of $0.8 million during the quarter ended March 31, 2007. Lower net sales from both the active and passive thermal businesses, as well as higher per-unit manufacturing costs from the active thermal business, contributed to the reduction in operating income during the first quarter of 2007. In addition, the automotive businesses reported higher selling, product development and administrative expenses of $0.5 million during the first quarter of 2007, compared to the first quarter of 2006. This increase was primarily from increases in research and development expense, incentive compensation expense, sales commission expense and salaries and wages expense during the current quarter compared to the first quarter of 2006.

Filtration/Separation

Filtration/Separation segment net sales were $20.2 million in the current quarter compared with $18.4 million in the same period last year. Excluding the impact of foreign currency translation, segment net sales increased by $1.2 million, or 6.4 percent, in the current quarter. Higher air and liquid filtration products net sales contributed to this growth. The air filtration business, which faced an increasingly price competitive environment during 2005 and most of 2006, benefited from aggressive marketing activities and began to regain market share in the fourth quarter of 2006 and continued to regain market share in the first quarter of 2007. Air filtration products net sales increased by approximately five percent in the current quarter, excluding the impact of foreign currency translation, compared to the first quarter of 2006. The air and liquid filtration businesses are benefiting from a strengthened sales and marketing team that is working closely with customers both domestically and abroad to deliver value-added products for their specific needs. The Company continues to increase its penetration into the growing liquid filtration market which resulted in net sales increasing by approximately 27 percent in the current quarter, compared to the first quarter of 2006.

Operating income for the segment increased by $1.1 million, or 119 percent, for the first quarter of 2007 compared with the first quarter of 2006. Operating income in the current quarter was positively impacted by higher filtration product net sales, as well as improved gross margin performance in the segment. Delivering value added filtration products, including a greater amount of higher gross margin earning liquid filtration products, contributed to an increase in operating income of $0.7 million. In addition, previously disclosed changes at the Company’s Vital Fluids’ business, including operational efficiency improvements, resulted in improved operating income performance of $0.4 million during the first quarter of 2007 compared to the first quarter of 2006.

Other Products and Services

The increase in Other Products and Services (OPS) net sales of $0.2 million was related to increased revenues of specialty products primarily used in the electrical market. Net sales from the trucking and warehouse operations of the transport business were flat for the current quarter when compared to the first quarter of 2006.

Operating income from OPS was $0.4 million for the first quarter of 2007, compared to $0.6 million for the first quarter 2006. Operating margin percentage for OPS decreased to 5.2 percent of net sales in 2007 compared with 7.0 percent of net sales in 2006. This decrease was primarily due to increases in general and administrative expenses.

Liquidity and Capital Resources

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

Operating Cash Flows

Net cash used in operating activities in the first quarter of 2007 was $2.2 million. Operating cash flows in 2007 reflect an increase in operating net assets of $7.2 million since December 31, 2006. Accounts receivable and inventory levels increased by $8.5 million and $2.1 million, respectively, during the first quarter of 2007, partially offset by increases in accounts payable and other liabilities of $3.4 million, as compared to balances at December 31, 2006. The increase in accounts receivable was due to higher sales in the first quarter of 2007 compared to the fourth quarter of 2006, as well as timing of receipts from customers. The increase in inventories was primarily due to the timing of raw material inventory purchases, which also contributed to an increase in accounts payable.

Investing Cash Flows

Capital expenditures were $2.9 million for the first quarter of 2007, compared with $2.0 million for the same period of 2006. Capital spending for 2007 is expected to be approximately $13.0 million to $15.0 million.

Financing Cash Flows

In the first quarter of 2007, net cash provided by financing activities was $3.2 million. Debt borrowings exceeded repayments in the first quarter of 2007 by $2.0 million, primarily to fund the Company’s operations. Proceeds from common stock issuances were $1.3 million during the current quarter primarily due to the exercise of stock options.

As of March 31, 2007, the Company had unused borrowing capacity of $57.0 million under various credit facilities.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the first quarter of 2007.

Recently Issued Accounting Standards

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

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Liabilities, Including an amendment of FASB Statement No. 115’’, (FAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. FAS 159 is effective as of the beginning of fiscal year 2008. The adoption of FAS 159 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risks from those disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, conducted an evaluation as of March 31, 2007 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that it has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have not been any changes in the Company’s internal controls over financial reporting during the Company’s first quarter ended March 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and other prior reports filed with the Commission, the Company commenced a lawsuit against a former employee of the Company, on July 18, 2003, alleging improper use of confidential Company information. On November 2, 2004, following a trial, the Connecticut Superior Court rendered its decision on this matter, sustaining the Company’s claims against the former employee. The court subsequently awarded the Company compensatory and punitive damages and reimbursement of its attorneys’ fees. The former employee appealed the decision of the Court, and the appeal was heard by the Connecticut Supreme Court in May 2006.

On April 16, 2007 the Connecticut Supreme Court upheld certain rulings of the trial court and overturned others including the award to the Company for compensatory and punitive damages and reimbursement of its attorneys’ fees.

On April 26, 2007, the former employee commenced a separate action in the Delaware Chancery Court seeking the advancement of legal fees and expenses incurred on his behalf in defending the Company’s Connecticut state court action aggregating $1.9 million, plus interest. Of this claimed amount, the Company previously advanced $0.8 million to the former employee’s attorney and expensed $1.0 million related to this matter. This action is now pending before the Delaware Chancery Court.

These developments have provided additional information related to the estimates previously made with respect to this matter. As a result, the Company recorded an additional $0.8 million of litigation expense in the quarter ended March 31, 2007. There can be no assurance that the final resolution of this matter, which is expected to occur within the next 12 months, will not have a material adverse impact on the future results of operations and cash flows of the Company.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2003, the Company’s Board of Directors approved a Stock Repurchase Program (the “Repurchase Program”) to mitigate the potentially dilutive effects of stock options and shares of restricted and unrestricted stock granted by the Company. Under the approved Repurchase Program, shares may be purchased by the Company up to the quantity of shares underlying options and other equity-based awards granted after January 1, 2003 under shareholder approved plans. There were approximately 0.9 million shares that remained available for repurchase under the Repurchase Program as of March 31, 2007. No shares were repurchased in the first quarter of 2007.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on April 26, 2007. Stockholders voted on three proposals presented to them for consideration:

1.)	Election of Nominees to the Board of Directors

Stockholders elected eight Directors to serve until the next Annual Meeting to be held in 2008. The results of the voting were as follows:

	For	Withheld
Lee A. Asseo	12,005,396	65,803
Kathleen Burdett	12,011,855	59,344
W. Leslie Duffy	11,787,505	283,694
Matthew T. Farrell	12,010,684	60,515
David Freeman	12,007,334	63,865
William D. Gurley	11,996,633	74,566
Suzanne Hammett	12,009,400	61,799
S. Carl Soderstrom, Jr.	12,008,844	63,355

2.)	Amendment of the 2003 Stock Incentive Compensation Plan

Stockholders approved the amendment to the 2003 Stock Incentive Compensation Plan to allow additional shares to be used for restricted stock awards of the authorized shares available.

For	9,816,650
Against	319,875
Abstained	31,486
Broker Non-Vote	1,983,739

3.)	Ratification of Appointment of Independent Auditors

Stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for fiscal year 2007. The results of the voting were as follows:

For	11,765,912
Against	301,539
Abstained	3,747

Item 6. Exhibits

Exhibit Number	Description
3.1	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

May 9, 2007	By:	/s/ Thomas P. Smith
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