Form 10-Q
period 2007-06-30
LYDALL INC /DE/
filed 2007-08-03
CIK 60977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes   ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $.10 par value per share.
Total Shares outstanding July 25, 2007	16,469,644

LYDALL, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Quarter Ended June 30,
	2007	2006
	(Unaudited)
Net sales	$87,754	$83,445
Cost of sales	67,368	64,599

Gross margin	20,386	18,846
Selling, product development and administrative expenses	14,637	14,456

Operating income	5,749	4,390
Interest expense	113	422
Other expense, net	32	46

Income before income taxes	5,604	3,922
Income tax expense	2,083	1,449

Net income	$3,521	$2,473

Earnings per share:
Basic	$.22	$.15
Diluted	$.21	$.15

Weighted average number of common shares outstanding:
Basic	16,294	16,138
Diluted	16,585	16,197

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
Net sales	$171,469	$165,633
Cost of sales	133,230	128,855

Gross margin	38,239	36,778
Selling, product development and administrative expenses	30,361	28,966

Operating income	7,878	7,812
Interest expense	221	877
Other expense (income), net	28	(17)

Income before income taxes	7,629	6,952
Income tax expense	2,832	2,567

Net income	$4,797	$4,385

Earnings per share:
Basic	$.30	$.27
Diluted	$.29	$.27

Weighted average number of common shares outstanding:
Basic	16,225	16,138
Diluted	16,501	16,193

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5,812	$6,402
Accounts receivable, net	60,250	47,947
Inventories, net	33,572	31,579
Prepaid expenses and other current assets, net	8,069	8,399

Total current assets	107,703	94,327
Property, plant and equipment, at cost	220,951	214,343
Accumulated depreciation	(118,621)	(110,874)

Net, property, plant and equipment	102,330	103,469
Goodwill	30,884	30,884
Other assets, net	11,530	12,493

Total assets	$252,447	$241,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,319	$1,192
Accounts payable	26,524	24,929
Accrued payroll and other compensation	5,970	8,524
Accrued taxes	4,953	3,576
Other accrued liabilities	6,967	5,496

Total current liabilities	45,733	43,717
Long-term debt	10,557	8,914
Deferred tax liabilities	17,038	16,397
Pension and other long-term liabilities	9,382	10,928
Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	2,289	2,268
Capital in excess of par value	49,248	46,639
Retained earnings	184,386	179,911
Accumulated other comprehensive loss	(1,356)	(2,771)
Treasury stock, at cost	(64,830)	(64,830)

Total stockholders’ equity	169,737	161,217

Total liabilities and stockholders’ equity	$252,447	$241,173

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$4,797	$4,385
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	7,607	7,932
Deferred income taxes	530	539
Stock based compensation	462	275
Loss on disposition of property, plant and equipment	48	315
Changes in operating assets and liabilities:
Accounts receivable	(11,820)	(2,615)
Inventories	(1,702)	3,944
Accounts payable	1,386	852
Accrued payroll and other compensation	(2,641)	162
Other, net	1,987	(1,302)

Net cash provided by operating activities	654	14,487

Cash flows from investing activities:
Capital expenditures	(5,301)	(4,029)

Net cash used for investing activities	(5,301)	(4,029)

Cash flows from financing activities:
Debt proceeds	26,950	41,450
Debt repayments	(25,423)	(51,462)
Common stock issued	2,436	103

Net cash provided by (used for) financing activities	3,963	(9,909)

Effect of exchange rate changes on cash	94	212

(Decrease) increase in cash and cash equivalents	(590)	761
Cash and cash equivalents at beginning of period	6,402	2,162

Cash and cash equivalents at end of period	$5,812	$2,923

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

2. Inventories

Inventories, net of valuation reserves, as of June 30, 2007 and December 31, 2006 were as follows:

In thousands	June 30, 2007	December 31, 2006
Raw materials	$14,381	$12,151
Work in process	11,255	12,120
Finished goods	9,045	8,389

	34,681	32,660
Less: Progress billings	(1,109)	(1,081)

Total inventories	$33,572	$31,579

Raw materials, work in process and finished goods inventories were net of valuation reserves of $1.5 million and $1.9 million as of June 30, 2007 and December 31, 2006, respectively. Progress billings relate to tooling inventory, which is included in work in process inventory in the above table. Total tooling inventory, net of progress billings and valuation reserves, was $3.8 million and $4.7 million at June 30, 2007 and December 31, 2006, respectively.

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

The following table provides a reconciliation of income and shares used to determine basic and diluted earnings per share.

	Quarter Ended June 30, 2007			Quarter Ended June 30, 2006
In thousands except per share amounts	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount
Basic earnings per share	$3,521	16,294	$.22	$2,473	16,138	$.15
Effect of dilutive options and awards	—	291	(.01)	—	59	—

Diluted earnings per share	$3,521	16,585	$.21	$2,473	16,197	$.15

	Six Months Ended June 30, 2007			Six Months Ended June 30, 2006
In thousands except per share amounts	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount
Basic earnings per share	$4,797	16,225	$.30	$4,385	16,138	$.27
Effect of dilutive options and awards	—	276	(.01)	—	55	—

Diluted earnings per share	$4,797	16,501	$.29	$4,385	16,193	$.27

Options to purchase approximately 0.1 million and 0.8 million shares of common stock were excluded from the quarter ended June 30, 2007 and 2006 computations of diluted earnings per share, respectively, and options to purchase approximately 0.1 million and 0.8 million shares of common stock were excluded from the six months ended June 30, 2007 and 2006 computations of diluted earnings per share, respectively. These options were excluded because the exercise price was greater than the average market price of the Company’s common stock.

4. Equity Compensation Plans

The Company has stock-based compensation plans under which incentive and non-qualified stock options and restricted shares may be granted to employees and outside directors from authorized but unissued shares of common stock or treasury shares. Options issued by the Company under its stock option plans have a term of ten years and generally vest ratably over a period of four years. Restricted grants are expensed over the vesting period of the award, which is typically four to five years. Stock options issued under the current plan must have an exercise price that may not be less than the fair market value of the Company’s common stock on the date of grant. The stockholders approved an amendment to the Lydall 2003 Stock Incentive Compensation Plan at the Annual Meeting held on April 26, 2007, which the Board of Directors had already approved. While there were no new shares authorized, the amendment increased the maximum number of shares of common stock that may be issued in connection with restricted stock awards, performance shares and stock awards by an additional 300,000 shares to 600,000 shares as a portion of the total authorized shares.

The Company recognizes expense on a straight-line basis over the vesting period of the entire award. Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures are adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. The effect of changes in estimated forfeitures are recognized in the period of change and also impact the amount of expense to be recognized in future periods. The Company estimates the fair value of option grants based on the Black-Scholes option-pricing model. Expected volatility and expected term are based on historical information. The Company determined that its future volatility and expected term are not likely to differ from the Company’s historical stock price volatility and historical exercise data, respectively.

The Company incurred compensation expense of $0.2 million and $0.1 million for the quarters ended June 30, 2007 and June 30, 2006, respectively, and compensation expense of $0.5 million and $0.3 million for the six months ended June 30, 2007 and June 30, 2006, respectively, for all stock-based compensation plans, including restricted stock awards.

Stock Options

The following table is a summary of option activity of the Company’s plans during the six months ended June 30, 2007:

In thousands except per share amounts	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,126	$10.29
Granted	15	$18.13
Exercised	(210)	$9.92
Forfeited/Cancelled	(23)	$9.64

Outstanding at June 30, 2007	908	$10.52	6.23	$3,961

Options exercisable at June 30, 2007	609	$11.12	5.00	$2,324

There were 15,148 and 32,275 options granted during the quarter and six months ended June 30, 2007 and 2006, respectively. The total intrinsic value of options exercised during the quarter ended June 30, 2007 was $0.5 million and the amount of cash received from the exercise of stock options was $0.8 million. The total intrinsic value of options exercised during the six months ended June 30, 2007 was $0.9 million and the amount of cash received from the exercise of stock options was $2.1 million. For the quarter and six months ended June 30, 2006, the intrinsic value of options exercised and the amount of cash received were minimal. At June 30, 2007, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.1 million, with a weighted average expected amortization period of 2.8 years.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the quarters ended:

	Quarter Ended June 30,
	2007	2006
Risk-free interest rate	4.52%	4.86%
Expected life	6.5 years	6.9 years
Expected volatility	43%	41%
Expected dividend yield	0%	0%

Restricted Stock

At June 30, 2007, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $0.8 million, with a weighted average expected amortization period of 3.2 years. The following is a summary of the Company’s nonvested restricted share activity during the six months ended June 30, 2007:

In thousands except per share amounts	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2006	152	$10.87
Granted	—	—
Vested	—	—
Forfeited	(5)	$10.75

Nonvested at June 30, 2007	147	$10.87

In August 2003, the Company’s Board of Directors approved a Stock Repurchase Program (the “Repurchase Program”) to mitigate the potentially dilutive effects of stock options and shares of restricted and unrestricted stock granted by the Company. Under the Repurchase Program, shares may be purchased by the Company up to the quantity of shares underlying options and other equity-based awards granted after January 1, 2003 under shareholder approved plans. Under the current terms and conditions of its domestic revolving credit facility, the Company’s stock repurchase activity is limited to no more than $1.8 million in any fiscal quarter and no more than $5.0 million during any fiscal year. As of June 30, 2007, there were approximately 0.9 million shares remaining available for purchase under the Repurchase Program. No shares were repurchased in the quarter and six months ended June 30, 2007.

5. Employer Sponsored Benefit Plans

As of June 30, 2007, the Company maintains three defined benefit pension plans (“pension plans”) that cover the majority of domestic Lydall employees. The pension plans are noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. Effective January 1, 2006, Lydall closed its non-union pension plans to new employees hired after December 31, 2005. On April 27, 2006, the Board of Directors of the Company approved an amendment to certain of the Company’s domestic defined benefit pension plans, effective June 30, 2006, which provided that benefits under these pension plans stop accruing for all eligible employees not covered under a collective bargaining agreement. Concurrently, the Board of Directors approved an increase in the Company’s matching cash contribution to the Company’s 401(k) plan.

The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes. The Company expects to contribute up to $2.8 million in cash to its defined benefit pension plans in 2007. There were no contributions made during the second quarter of 2007 and $1.7 million of contributions made during the six months ended June 30, 2007, compared to $1.4 million and $2.4 million, respectively, for the same periods of 2006.

The following is a summary of the components of net periodic benefit cost for the quarters and six months ended June 30, 2007 and June 30, 2006:

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$24	$235	$48	$797
Interest cost	628	587	1,256	1,263
Curtailment loss	—	15	—	15
Expected return on assets	(754)	(640)	(1,508)	(1,282)
Amortization of actuarial loss and prior service cost	62	104	124	373

Net periodic benefit cost	$(40)	$301	$(80)	$1,166

6. Income Taxes

The effective tax rate for the quarter ended June 30, 2007 was 37.2 percent compared with 36.9 percent for the same period of 2006. The effective tax rate for the six months ended June 30, 2007 was 37.1 percent compared with 36.9 percent for the same period of 2006.

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, France and Germany. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003. The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) on January 1, 2007. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition.

As a result of the implementation of FIN 48, the Company recognized a $0.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the gross amount of unrecognized tax benefits was $1.0 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.0 million. There have been no significant changes to these amounts during the six months ended June 30, 2007.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits as a component of income tax expense. The total amount of accrued interest and penalties as of January 1, 2007 was less than $0.1 million. There have been no significant changes to this amount during the six months ended June 30, 2007.

There is legislation currently pending in Germany that will have the effect of reducing the Company’s effective income tax rate in Germany by approximately 8.5% beginning in 2008. Given the significance of the Company’s German operation, such a rate reduction is expected to benefit the Company for 2008 and thereafter. The German operation has deferred tax assets recorded at June 30, 2007, which relate principally to net operating loss carryforwards. When the rate change becomes law, which is expected to occur in the third quarter of 2007, these deferred tax assets will need to be adjusted to reflect the reduced tax rate at which these deferred tax benefits will be expected to be realized. The Company expects that this adjustment will result in a one-time income tax charge of approximately $1.0 million to $1.4 million, or $.06 to $.08 per diluted share, in the third quarter of 2007. For 2007, the Company expects its effective tax rate from operations to be approximately 36 to 37 percent, although the effective tax rate will increase by 8 to 11 percentage points to 44 to 48 percent as a result of the one-time income tax charge. Comparatively, the Company recorded a tax benefit of $1.2 million, which increased earnings per share by $.08 per diluted share in the third quarter of 2006, primarily related to the completion of certain tax audits.

7. Comprehensive Income

Comprehensive income for the periods ended June 30, 2007 and 2006 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2007	2006	2007	2006
Net income	$3,521	$2,473	$4,797	$4,385
Changes in accumulated other comprehensive income:
Foreign currency translation adjustments	721	2,809	1,337	3,963
Pension liability adjustment, net of tax	15	3,092	77	3,092
Unrealized gain (loss) on derivative instruments, net of tax	7	(31)	1	(18)

Total comprehensive income	$4,264	$8,343	$6,212	$11,422

8. Segment Information

Lydall’s reportable segments are: Thermal/Acoustical and Filtration/Separation. All other businesses are aggregated in Other Products and Services. For a full description of each segment, refer to the “Notes to Consolidated Financial Statements” reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The table below presents net sales and operating income by segment for the quarters and six months ended June 30, 2007 and 2006 and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2007	2006	2007	2006
Thermal/Acoustical:
Automotive parts	$42,620	$39,055	$83,239	$77,445
Automotive tooling	4,412	5,561	8,775	10,300
Passive thermal	7,392	8,255	14,489	16,114
Active thermal	5,403	4,399	9,273	9,768

Thermal/Acoustical Segment net sales	$59,827	$57,270	$115,776	$113,627
Filtration/Separation:
Filtration	$17,033	$15,212	$33,637	$29,864
Vital Fluids	3,868	3,292	7,414	7,017

Filtration/Separation Segment net sales	$20,901	$18,504	$41,051	$36,881
Other Products and Services:
Transport, distribution and warehousing services	$5,119	$5,984	$10,667	$11,517
Specialty products	2,553	2,331	5,266	4,866

Other Products and Services net sales	$7,672	$8,315	$15,933	$16,383
Eliminations and Other	(646)	(644)	(1,291)	(1,258)

Consolidated Net Sales	$87,754	$83,445	$171,469	$165,633

Operating income by segment was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2007	2006	2007	2006
Thermal/Acoustical	$6,019	$6,631	$10,503	$12,878
Filtration/Separation	2,956	843	5,056	1,801
Other Products and Services	584	1,036	1,012	1,599
Corporate Office Expenses	(3,810)	(4,120)	(8,693)	(8,466)

Consolidated Operating Income	$5,749	$4,390	$7,878	$7,812

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

10. Commitments and Contingencies

On April 26, 2007, a former employee commenced an action in the Delaware Chancery Court seeking the advancement of legal fees and expenses incurred on his behalf in defending the Company’s Connecticut state court action aggregating $1.9 million, plus interest. Prior to 2007, the Company advanced $0.8 million of the amount requested to the former employee’s attorney and expensed $1.0 million related to this matter.

The Company recorded an additional $0.8 million of litigation expense in the quarter ended March 31, 2007 related to this matter. During the second quarter ended June 30, 2007, the Company made an additional advancement of $1.2 million to the former employees’ attorney and recorded additional litigation expense of $0.4 million related to this matter. This action is now pending before the Delaware Chancery Court. There can be no assurance that the final resolution of this matter, which is expected to occur within the next 12 months, will not have a material adverse impact on the future results of operations and cash flows of the Company related to this matter. See Part II, Item 1. Legal Proceedings, included in this quarterly report on Form 10-Q.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Factors That May Affect Future Results

In the interest of more meaningful disclosure, Lydall and its management make statements regarding the future outlook of the Company, which constitute “forward-looking statements” under the securities laws. These forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company, based on assumptions and estimates currently believed to be valid. Forward-looking statements are included under the “Overview and Outlook” section of this Item and elsewhere within this report and are generally identified through the use of language such as “believes,” “expects,” “may,” “plans,” “projects,” “estimates,” “anticipates”, “targets”, “forecasts” and other words of similar meaning in connection with the discussion of future operating or financial performance. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Some of the factors that might cause such a difference include risks and uncertainties which are detailed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Note Concerning Factors That May Affect Future Results” and “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Such risks include, among others: a major downturn of the automotive market, which accounted for approximately 54 percent of Lydall’s net sales for the six months ended June 30, 2007, dependence on large customers, pricing pressures from OEM automotive customers, changes in raw material pricing and supply, specifically, aluminum and other metals used in most of the Company’s heat-shield products, various fibers used in thermal/acoustical and filtration/separation products and copper used in active thermal products. In addition, increases in energy pricing, inherent risks at international operations, expansion into new geographic regions, the timing and performance of new-product introductions, compliance with environmental laws and regulations, outcomes of legal contingencies and strategic transactions can impact Lydall’s projected results. Lydall does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company.

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

Global automotive net sales represented approximately 52 percent of the Company’s 2006 net sales and approximately 54 percent of the Company’s net sales for the six months ended June 30, 2007. Over the past 12 months, certain domestic automakers have announced facility closures and other restructuring actions that are expected to impact future automobile production for platforms that include Company content. A reduction in vehicle production volumes, or a major decline in the production of specific vehicles in which Lydall has significant content, could have a material adverse effect on the Company’s profitability in future quarters.

Global economic conditions have also impacted Lydall’s business segments. The Company has experienced increases in energy costs, as well as increases in raw material pricing, specifically, aluminum used in most of the Company’s heat-shield products and various fibers used in a number of the Company’s thermal/acoustical and filtration/separation products, which have increased manufacturing costs. In addition, the Company has experienced higher raw material costs, specifically copper, at its active thermal business. Further significant increases in energy or raw material prices in the future could negatively impact the Company, should the Company not have the ability to pass some or all of these incremental costs on to its customers.

Operational Matters

During the second quarter and six months ended June 30, 2007, the Company experienced an increase in automotive parts net sales, net of foreign currency translation, of approximately 6 percent and 4 percent, respectively, compared to the same periods in 2006. The increase in the current quarter was primarily due to higher sales of automotive parts by the Company’s North American operations, while the increase for the six months ended June 30, 2007 was due to higher part sales from North American and European operations. Going into the second half of 2007, the Company is facing volume concerns, as well as increasing pricing pressures from its OEM automotive customers. In addition, the Hamptonville operation will be installing equipment to accommodate new business which comes on line in early 2008. Although this investment is expected to result in additional revenue beginning in 2008, approximately $0.3 million of costs incurred with this installation are expected to impact the third quarter results.

The Company continued its long-term focus on establishing its position with Asian automotive manufacturers in North America. The future financial impact of these efforts to expand business with Asian manufacturers cannot be determined at this time. During the second quarter of 2007, the Company received its first direct order from an Asian manufacturer in North America. The Company expects to begin shipments on this order in the second half of 2008.

The Company’s active thermal business, included in the Thermal/Acoustical segment, reported operating losses of $0.7 million and $1.6 million for the quarter and six months ended June 30, 2007, respectively, as compared to an operating loss of $0.2 million and breakeven for the quarter and six months ended June 30, 2006, respectively. Higher per-unit manufacturing costs during the current quarter and year-to-date, and to a lesser extent, lower year-to-date net sales, compared to the prior year’s comparable periods, have caused the operating losses in 2007. Increases in raw material costs, specifically copper, contributed to the higher per unit manufacturing costs. Also contributing to the higher per-unit manufacturing costs were manufacturing issues that caused higher raw material usage and labor costs on a per-unit basis. These issues have caused delays in shipping product to customers, which resulted in lower year-to-date 2007 net sales of $0.5 million as compared to the same period of 2006. Steps continue to be taken at the active thermal operation, including a focused effort to improve manufacturing processes, as well as the development of action plans to help mitigate the future financial impact of raw material price increases on the Company’s financial results.

The Company’s air and liquid filtration businesses reported an increase in net sales of $1.3 million and $2.7 million, net of foreign currency translation, during the second quarter and six months ended June 30, 2007, respectively, as compared to the same periods of 2006 primarily resulting from enhanced and targeted sales and marketing efforts by the Company. In addition, changes at the Company’s vital fluids business, including operational efficiency improvements also contributed to improved financial performance for the segment. Operating income for the second quarter and six months ended June 30, 2007 for the Filtration/Separation segment increased by $2.1 million and $3.3 million, respectively, as compared to the same periods a year ago.

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

The Company began establishing its presence in China and leased warehouse space for filtration products during the fourth quarter of 2006. The near-term goal is to set up a sales and service company with the capability of performing finishing operations in addition to acting as a central distribution and service facility for filtration products for Asia. The Company is also focusing on establishing a broader Asian presence for Lydall’s Thermal/Acoustical products in this growing market. The Company cannot determine the timing and future financial impact of these initiatives at this time.

As described above, the Company expects the operational issues that have impacted the active thermal operation to continue to negatively impact results. The Company is also facing volume concerns as well as increasing pricing pressures from its OEM customers in the automotive business. These factors are expected to reduce profitability in the second half of 2007. As a result, the Company expects earnings per share for the second half of 2007 to be less than the comparable period of 2006, particularly in the third quarter of 2007, even when excluding the one-time tax adjustments described in Note 6.

Results of Operations

The following table presents selected statement of operations line items for the quarter and six months ended June 30, 2007 on a comparative basis with the quarter and six months ended June 30, 2006 expressed as a relative percentage of consolidated net sales:

	Quarter Ended		Six Months Ended
In thousands	June 30, 2007	June 30, 2006	June 30, 2007	June 30, 2006
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	76.8%	77.4%	77.7%	77.8%
Gross margin	23.2%	22.6%	22.3%	22.2%
Selling, product development and administrative expenses	16.7%	17.3%	17.7%	17.5%
Operating income	6.6%	5.3%	4.6%	4.7%
Net income	4.0%	3.0%	2.8%	2.6%

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three months ended June 30, 2007 (Q2-07) and June 30, 2006 (Q2-06) and for the six months ended June 30, 2007 (YTD-07) and June 30, 2006 (YTD-06).

Net Sales

	Quarter Ended			Six Months Ended
In thousands	Q2-07	Q2-06	Percent Change	YTD-07	YTD-06	Percent Change
Net sales	$87,754	$83,445	5.2%	$171,469	$165,633	3.5%

Excluding the impact of foreign currency translation, net sales for the current quarter increased by $2.6 million or 3.1 percent as compared to the same quarter of 2006. This increase in net sales was a result of higher net sales from the Company’s Thermal/Acoustical and Filtration/Separation segments of $1.3 million and $1.9 million, respectively, partially offset by lower net sales of other products and services of $0.6 million, as compared to the second quarter of 2006. Contributing to the increase in Thermal/Acoustical segment net sales were higher automotive products net sales, net of foreign currency translation, of $1.2 million and higher active thermal products net sales of $1.0 million, partially offset by a decrease in passive thermal products net sales of $0.9 million. The increase in Filtration/Separation segment net sales was due to a $1.3 million increase in filtration media net sales, net of foreign currency translation, as well as an increase in vital fluids’ products net sales of $0.6 million.

Excluding the impact of foreign currency translation, net sales for the six months ended June 30, 2007 increased by $2.0 million, or 1.2 percent, compared with 2006. This increase was due to higher net sales from the Company’s Filtration/Separation segment of $3.1 million, net of foreign currency translation, including increased filtration media net sales of $2.7 million and a $0.4 million increase in vital fluids’ products net sales. Partially offsetting this increase was lower net sales from the Company’s Thermal/Acoustical segment of $0.6 million, net of foreign currency translation, which included increases in automotive products net sales of $1.5 million, offset by lower passive thermal products net sales of $1.6 million and lower active thermal products net sales of $0.5 million. Other products and services net sales decreased by $0.5 million for the six months ended June 30, 2007, as compared with 2006.

Gross Margin

	Quarter Ended			Six Months Ended
In thousands	Q2-07	Q2-06	Percent Change	YTD-07	YTD-06	Percent Change
Gross margin	$20,386	$18,846	8.2%	$38,239	$36,778	4.0%
Percentage of sales	23.2%	22.6%		22.3%	22.2%

The increase in gross margin percentage in the second quarter of 2007 to 23.2 percent from 22.6 percent in the same period of 2006 was due to increased gross margin percentages in the Company’s Filtration/Separation segment, primarily from the Company’s vital fluids business, and to a lesser extent, from the Company’s filtration media products. Operational efficiency improvements at the Company’s vital fluids business, as well as the absence of $0.5 million of inventory obsolescence and quality charges reported in the second quarter of 2006, resulted in improved gross margin performance during the second quarter of 2007 when compared to the second quarter of last year. Partially offsetting the improved Filtration/Separation segment gross margin performance, was a lower gross margin percentage from the Company’s active thermal business, included in the Thermal/Acoustical segment, due to higher per-unit manufacturing costs in the second quarter of 2007 compared to 2006.

Gross margin percentage for the six months ended June 30, 2007 was essentially flat with the same period of 2006. Gross-margin improvement by the Filtration/Separation segment, primarily from the Company’s vital fluids business, and to a lesser extent, from the Company’s filtration media products, was essentially offset by lower gross margin percentage from the Company’s active thermal business, included in the Thermal/Acoustical segment. Operational efficiency improvements at the Company’s vital fluids business, as well as the absence of $0.5 million of inventory obsolescence and quality charges reported in the second quarter of 2006, resulted in improved financial performance during the first six months of 2007, when compared to the same period of last year. Lower sales volume and higher per-unit manufacturing costs for active thermal products in the first six months of 2007 negatively impacted the Company’s overall gross margin percentage in 2007 compared to 2006.

Selling, Product Development and Administrative Expenses

	Quarter Ended			Six Months Ended
In thousands	Q2-07	Q2-06	Percent Change	YTD-07	YTD-06	Percent Change
Selling, product development and administrative expenses	$14,637	$14,456	1.3%	$30,361	$28,966	4.8%
Percentage of sales	16.7%	17.3%		17.7%	17.5%

The increase in selling, product development and administrative expenses of $0.2 million in the second quarter of 2007, compared to the same period in 2006, was due to an increase in litigation expense of $0.5 million primarily related to a Complaint for Advancement/Indemnification, filed in the Delaware Chancery Court by a former employee. See Part II, Item 1, below. This increase in litigation expense was essentially offset by lower sales commission and severance expenses during the second quarter of 2007 as compared to the same quarter a year ago.

The increase in selling, product development and administrative expenses of $1.4 million in the six months ended June 30, 2007, compared to the same period in 2006, was due to an increase of $1.2 million of litigation expense attributable to the litigation matter described above. Also contributing to the increase in selling, product development and administrative expenses in the first six months of 2007 were increases in salaries and wages expense of $0.5 million and incentive compensation expense of $0.5 million, partially offset by a reduction in benefit plan expense of $0.5 million, as a result of previously disclosed changes to the Company’s benefit plans. In addition, severance charges were lower by $0.3 million in the six months ended June 30, 2007 as compared to the same period of 2006. Higher salaries and wages expense was primarily due to annual wage adjustments. The increase in incentive compensation expense was primarily due to performance bonuses.

Interest Expense

	Quarter Ended			Six Months Ended
In thousands	Q2-07	Q2-06	Percent Change	YTD-07	YTD-06	Percent Change
Interest expense	$113	$422	(73.2)%	$221	$877	(74.8)%
Weighted average interest rate	5.3%	5.8%		5.3%	5.9%

Interest expense was lower for the quarter and year ended June 30, 2007 due to lower average debt levels in 2007, as compared to 2006.

Other Income/Expense

Other income and expense for the quarters and six months ended June 30, 2007 and 2006 consisted of insignificant activity related to foreign exchange transaction gains and losses and investment income.

Income Taxes

The effective tax rate for the quarter ended June 30, 2007 was 37.2 percent compared with 36.9 percent for the same period of 2006. The effective tax rate for the six months ended June 30, 2007 was 37.1 percent compared with 36.9 percent for the same period of 2006.

The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $0.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the gross amount of unrecognized tax benefits was $1.0 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.0 million. There have been no significant changes to these amounts during the six months ended June 30, 2007.

There is legislation currently pending in Germany that will have the effect of reducing the Company’s effective income tax rate in Germany by approximately 8.5% beginning in 2008. Given the significance of the Company’s German operation, such a rate reduction is expected to a benefit the Company for 2008 and thereafter. The German operation has deferred tax assets recorded at June 30, 2007, which relate principally to net operating loss carryforwards. When the rate change becomes law, which is expected to occur in the third quarter of 2007, these deferred tax assets will need to be adjusted to reflect the reduced tax rate at which these deferred tax benefits will be expected to be realized. The Company expects that this adjustment will result in a one-time income tax charge of approximately $1.0 million to $1.4 million, or $.06 to $.08 per diluted share, in the third quarter of 2007. For 2007, the Company expects its effective tax rate from operations to be approximately 36 to 37 percent, although the effective tax rate will increase by 8 to 11 percentage points to 44 to 48 percent as a result of the one-time charge. Comparatively, the Company recorded a tax benefit of $1.2 million, which increased earnings per share by $.08 per diluted share in the third quarter of 2006, primarily related to the completion of certain tax audits.

Segment Results

The following table presents sales information for the key product and service groups included within each operating segment for the quarter and six months ended June 30, 2007 compared with the quarter and six months ended June 30, 2006:

In thousands	Quarter Ended June 30, 2007	Quarter Ended June 30, 2006	Dollar Change	Percentage Change
Thermal/Acoustical:
Automotive parts	$42,620	$39,055	$3,565	9.1%
Automotive tooling	4,412	5,561	(1,149)	(20.7)%
Passive thermal	7,392	8,255	(863)	(10.5)%
Active thermal	5,403	4,399	1,004	22.8%

Thermal/Acoustical Segment net sales	$59,827	$57,270	$2,557	4.5%

Filtration/Separation:
Filtration	$17,033	$15,212	$1,821	12.0%
Vital Fluids	3,868	3,292	576	17.5%

Filtration/Separation Segment net sales	$20,901	$18,504	$2,397	13.0%

Other Products and Services:
Transport, distribution and warehousing services	$5,119	$5,984	$(865)	(14.5)%
Specialty products	2,553	2,331	222	9.5%

Other Products and Services net sales	$7,672	$8,315	$(643)	(7.7)%
Eliminations and Other	(646)	(644)	(2)	(0.3)%

Consolidated Net Sales	$87,754	$83,445	$4,309	5.2%

In thousands	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Dollar Change	Percentage Change
Thermal/Acoustical:
Automotive parts	$83,239	$77,445	$5,794	7.5%
Automotive tooling	8,775	10,300	(1,525)	(14.8)%
Passive thermal	14,489	16,114	(1,625)	(10.1)%
Active thermal	9,273	9,768	(495)	(5.1)%

Thermal/Acoustical Segment net sales	$115,776	$113,627	$2,149	1.9%

Filtration/Separation:
Filtration	$33,637	$29,864	$3,773	12.6%
Vital Fluids	7,414	7,017	397	5.7%

Filtration/Separation Segment net sales	$41,051	$36,881	$4,170	11.3%

Other Products and Services:
Transport, distribution and warehousing services	$10,667	$11,517	$(850)	(7.4)%
Specialty products	5,266	4,866	400	8.2%

Other Products and Services net sales	$15,933	$16,383	$(450)	(2.7)%
Eliminations and Other	(1,291)	(1,258)	(33)	(2.6)%

Consolidated Net Sales	$171,469	$165,633	$5,836	3.5%

Operating income by segment was as follows:

	Quarter Ended June 30, 2007		Quarter Ended June 30, 2006
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change	Percentage Change
Thermal/Acoustical	$6,019	10.1%	$6,631	11.6%	$(612)	(9.2)%
Filtration/Separation	2,956	14.1%	843	4.6%	2,113	250.7%
Other Products and Services	584	7.6%	1,036	12.5%	(452)	(43.6)%
Corporate Office Expenses	(3,810)	—	(4,120)	—	310	7.5%

Consolidated Operating Income	$5,749	6.6%	$4,390	5.3%	$1,359	31.0%

	Six Months Ended June 30, 2007		Six Months Ended June 30, 2006
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change	Percentage Change
Thermal/Acoustical	$10,503	9.1%	$12,878	11.3%	$(2,375)	(18.4)%
Filtration/Separation	5,056	12.3%	1,801	4.9%	3,255	180.7%
Other Products and Services	1,012	6.4%	1,599	9.8%	(587)	(36.7)%
Corporate Office Expenses	(8,693)	—	(8,466)	—	(227)	(2.7)%

Consolidated Operating Income	$7,878	4.6%	$7,812	4.7%	$66	0.8%

Thermal/Acoustical

Thermal/Acoustical Segment net sales increased to $59.8 million for the second quarter of 2007 compared with $57.3 million for the same period of 2006. Excluding the impact of foreign currency translation, segment net sales increased by $1.3 million in the current quarter when compared to the second quarter of 2006. Automotive net sales, excluding the impact of foreign currency translation, increased in the current quarter by $1.2 million, including increased parts net sales of $2.4 million, as compared to the same period a year ago, partially offset by lower tooling sales of $1.2 million. This increase in automotive parts net sales was primarily attributable to higher net sales from the Company’s North American operations due to increased volumes. Higher active thermal products net sales of $1.0 million also contributed to the growth in net sales in the second quarter of 2007, as compared to the same period a year ago. This increase in the active thermal product net sales was primarily due to net sales from the second quarter of 2006 being significantly lower due to delayed shipments of certain orders. Partially offsetting the increases in automotive and active thermal products net sales were lower passive thermal products net sales of $0.9 million. The decrease in passive thermal products net sales was primarily from lower sales of products for the heating, ventilating and air conditioning markets due to a slow-down in the new home and commercial building construction markets.

For the current quarter, operating income for the Thermal/Acoustical segment decreased by $0.6 million compared with the second quarter of 2006. This decrease was attributable for the most part to the active thermal business which recorded an operating loss of $0.7 million for the second quarter of 2007 compared with an operating loss of $0.2 million for the same quarter last year. Although active thermal products net sales increased for the second quarter of 2007 this was offset by increases in raw material costs, as well as manufacturing issues that caused higher raw material usage and increased labor costs on a per-unit basis. In addition, increased gross margin dollars from higher automobile product net sales were offset by higher selling, product development and administrative expenses of $0.4 million during the second quarter of 2007, compared to the second quarter of 2006. This increase was primarily from increases in research and development expense and salaries and wages expense during the current quarter compared to the second quarter of 2006.

Thermal/Acoustical Segment net sales increased to $115.8 million for the six months ended June 30, 2007 compared with $113.6 million for the same period of 2006. Excluding the impact of foreign currency translation, segment net sales decreased by $0.6 million in 2007 when compared to 2006. Automotive net sales, excluding the impact of foreign currency translation, increased in 2007 by $1.5 million, including increased parts net sales of $3.2 million, as compared to the same period a year ago, partially offset by lower tooling sales of $1.7 million. This increase in automotive parts net sales can be attributed to a greater volume of sales from the Company’s North American and European operations. Partially offsetting the increase in automotive product net sales was lower passive and active thermal products net sales of $1.6 million and $0.5 million, respectively, during the six months ended June 30, 2007, as compared to the same period in 2006. The decrease in passive thermal products net sales was primarily from lower sales of products used in heating, ventilating and air conditioning systems due to a slow-down in the new home and commercial building construction markets. The decrease in active thermal products net sales during 2007 was primarily attributable to manufacturing issues that caused delays in shipping product to customers. Changes in work-force personnel, which caused longer production cycles and increased re-work on a per-unit basis, as well as the implementation of a new manufacturing operating system, caused manufacturing and shipping delays during the first quarter and into the second quarter of 2007.

Year-to-date operating income for the Thermal/Acoustical segment decreased by $2.4 million compared with the first six months of 2006. Operating income from the active and passive thermal businesses decreased by $1.6 million and $0.6 million, respectively, during the first six months of 2007, compared to the same period of 2006. The active thermal business reported an operating loss of $1.6 million during six months ended June 30, 2007. Increases in raw material costs, as well as manufacturing issues that caused higher raw material usage and increased labor costs on a per-unit basis, and to a lesser extent, lower net sales, contributed to this operating loss. Lower net sales of passive thermal products contributed to the reduction in operating income during 2007. In addition, increased gross margin dollars from higher automotive product net sales were offset by higher selling, product development and administrative expenses of $0.9 million during 2007, compared to 2006. This increase was primarily from higher research and development expense, incentive compensation expense and salaries and wages expense during 2007 compared to 2006.

Filtration/Separation

Segment net sales increased by $2.4 million for the quarter ended June 30, 2007 compared with the same period of 2006. Foreign currency translation increased segment net sales by $0.5 million, or 2.8 percent, for the period. The overall increase in segment net sales for the quarter, compared with the same period of 2006, primarily related to increased net sales of filtration media of $1.3 million, net of foreign currency translation, and vital fluids’ products net sales of $0.6 million. The increase in filtration media net sales was driven primarily by greater demand from existing and new air filtration customers. The Company continued to regain market share that was lost in 2005 and 2006 as a result of pricing actions from competitors. The air and liquid filtration businesses are benefiting from enhanced and targeted sales and marketing efforts by the Company. Vital fluids’ products net sales increased primarily from greater OEM product net sales and bioprocessing net sales.

Segment operating income increased $2.1 million for the quarter ended June 30, 2007 compared with the same period of 2006. Operating income was positively impacted by higher filtration and vital fluids’ product net sales, as well gross margin improvements in the second quarter of 2007. In addition, the second quarter of 2006 included $0.7 million of inventory obsolescence, quality and severance charges at the vital fluids business.

Segment net sales increased by $4.2 million for the six months ended June 30, 2007 compared with the same period of 2006. Foreign currency translation increased segment net sales by $1.1 million, or 3.0 percent, for the period. The overall increase in 2007 was primarily related to increased sales of filtration media of $2.7 million, net of foreign currency translation, and also an increase in vital fluids’ products net sales of $0.4 million. Filtration media net sales increased due to greater demand from existing and new customers for air and liquid filtration products. The increase in vital fluids’ products net sales was equally attributable to increased OEM product sales and blood product sales.

Segment operating income increased by $3.3 million for the six months ended June 30, 2007 compared with the same period of 2006. Operating income for the filtration businesses increased by $1.5 million due to higher net sales as well as a greater amount of higher gross margin liquid filtration products net sales. In addition, vital fluids’ operating income increased $1.8 million for the six months ended June 30, 2007 to $0.5 million, compared with the same period of 2006. This increase was due to higher vital fluids’ product net sales as well as gross margin improvements from operational improvements. In addition, the first six months of 2006 included $0.7 million of inventory obsolescence, quality and severance charges at the vital fluids business.

Other Products and Services

The decrease in Other Products and Services (OPS) net sales of $0.6 million for the second quarter of 2007, compared to the same period in 2006, was related to decreased revenues from the trucking operations of the transport business of $1.5 million, partially offset by increased net sales from the warehousing and specialty products businesses. The trucking operations posted lower net sales due to a loss of business from certain customers.

Operating income from OPS decreased $0.5 million in the second quarter of 2007 compared to the same quarter in 2006. Operating margin percentage for OPS decreased to 7.6 percent of net sales in 2007, compared with 12.5 percent of net sales in 2006. These decreases were primarily due to lower net sales of the trucking operations during the quarter ended June 30, 2007.

The decrease in OPS net sales of $0.5 million for the six months ended June 30, 2007, compared to 2006, was primarily related to decreased revenues from the trucking operations of the transport business of $1.8 million, partially offset by increased net sales from the warehousing and specialty products businesses. The trucking operations posted lower net sales due to a loss of business from certain customers.

Operating income from OPS decreased by $0.6 million for the six months ended June 30, 2007 compared to the same period in 2006. Operating margin percentage for OPS decreased to 6.4 percent of net sales in 2007, compared with 9.8 percent of net sales in 2006. These decreases were primarily due to decreased net sales of the trucking operations and lower gross margin percentages for specialty products due to mix.

Liquidity and Capital Resources

The Company assesses its liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. The principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect the overall management of liquidity include capital expenditures, investments in businesses, common stock repurchases, income tax payments, pension funding and availability of lines of credit and long-term financing. The Company manages worldwide cash requirements considering available funds among domestic and foreign subsidiaries. The Company believes that its currently available resources, together with its capacity for growth and its accessibility to debt financing sources, are sufficient to satisfy its cash requirements for the foreseeable future.

Operating Cash Flows

Net cash provided by operating activities in the first six months of 2007 was $0.7 million. Operating cash flows in 2007 reflect an increase in operating net assets of $12.8 million since December 31, 2006. Accounts receivable and inventory levels increased by $11.8 million and $1.7 million, respectively, during the first six months of 2007, partially offset by increases in accounts payable and accrued taxes aggregating $3.0 million, as compared to balances at December 31, 2006. The increase in accounts receivable was due to higher sales in the second quarter of 2007 compared to the fourth quarter of 2006, as well as timing of receipts from customers. The increase in inventories was primarily due to the timing of raw material inventory purchases, which also contributed to an increase in accounts payable.

Investing Cash Flows

Capital expenditures were $5.3 million for the first six months of 2007, compared with $4.0 million for the same period of 2006. Capital spending for 2007 is expected to be approximately $15.0 million to $16.0 million.

Financing Cash Flows

In the first six months of 2007, net cash provided by financing activities was $4.0 million. Debt borrowings exceeded repayments in 2007 by $1.5 million, primarily to fund the Company’s operations. Proceeds from common stock issuances were $2.4 million during the first six months of 2007 due to the exercise of stock options.

As of June 30, 2007, the Company had unused borrowing capacity of $57.3 million under various credit facilities.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the six months ended June 30, 2007.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, conducted an evaluation as of June 30, 2007 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that it has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have not been any changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

As described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and other prior reports filed with the Commission, the Company commenced a lawsuit against a former employee of the Company on July 18, 2003, alleging improper use of confidential Company information. On November 2, 2004, following a trial, the Connecticut Superior Court rendered its decision on this matter, sustaining the Company’s claims against the former employee. The court subsequently awarded the Company compensatory and punitive damages and reimbursement of its attorneys’ fees. The former employee appealed the decision of the Court.

On April 16, 2007, the Connecticut Supreme Court upheld certain rulings of the trial court and overturned others including a reversal of the award to the Company for compensatory and punitive damages and reimbursement of its attorneys’ fees.

On April 26, 2007, the former employee commenced a separate action in the Delaware Chancery Court seeking the advancement of legal fees and expenses incurred on his behalf in defending the Company’s Connecticut state court action aggregating $1.9 million, plus interest. Prior to 2007, the Company advanced $0.8 million of the amount requested to the former employee’s attorney and expensed $1.0 million related to this matter. During the first quarter ended March 31, 2007, the Company recorded an additional $0.8 million of litigation expense related to this matter. During the second quarter ended June 30, 2007, the Company made an additional advancement of $1.2 million to the former employees’ attorney and recorded additional litigation expense of $0.4 million related to this matter. This action remains pending before the Delaware Chancery Court.

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

In August 2003, the Company’s Board of Directors approved a Stock Repurchase Program (the “Repurchase Program”) to mitigate the potentially dilutive effects of stock options and shares of restricted and unrestricted stock granted by the Company. Under the approved Repurchase Program, shares may be purchased by the Company up to the quantity of shares underlying options and other equity-based awards granted after January 1, 2003 under shareholder approved plans. There were approximately 0.9 million shares that remained available for repurchase under the Repurchase Program as of June 30, 2007. No shares were repurchased in the quarter and six months ended June 30, 2007.

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

LYDALL, INC.

August 3, 2007	By:	/s/ Thomas P. Smith
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