Form 10-Q
period 2007-09-30
LYDALL INC /DE/
filed 2007-11-07
CIK 60977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $.10 par value per share.

Total Shares outstanding October 26, 2007	16,489,244

LYDALL, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Quarter Ended September 30,
	2007	2006
	(Unaudited)
Net sales	$81,567	$80,124
Cost of sales	64,055	62,498

Gross margin	17,512	17,626
Selling, product development and administrative expenses	13,410	13,570

Operating income	4,102	4,056
Interest expense	131	261
Other income, net	(76)	(24)

Income before income taxes	4,047	3,819
Income tax expense	2,157	101

Net income	$1,890	$3,718

Earnings per share:
Basic	$.12	$.23
Diluted	$.11	$.23
Weighted average number of common shares outstanding:
Basic	16,354	16,168
Diluted	16,447	16,209

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
Net sales	$253,036	$245,757
Cost of sales	197,285	191,353

Gross margin	55,751	54,404
Selling, product development and administrative expenses	43,771	42,536

Operating income	11,980	11,868
Interest expense	352	1,138
Other income, net	(48)	(41)

Income before income taxes	11,676	10,771
Income tax expense	4,989	2,668

Net income	$6,687	$8,103

Earnings per share:
Basic	$.41	$.50
Diluted	$.41	$.50
Weighted average number of common shares outstanding:
Basic	16,267	16,148
Diluted	16,488	16,199

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30, 2007	December 31, 2006
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$9,742	$6,402
Accounts receivable, net	55,757	47,947
Inventories, net	34,480	31,579
Prepaid expenses and other current assets, net	8,823	8,399

Total current assets	108,802	94,327
Property, plant and equipment, at cost	227,046	214,343
Accumulated depreciation	(122,804)	(110,874)

Net, property, plant and equipment	104,242	103,469
Goodwill	30,884	30,884
Other assets, net	10,254	12,493

Total assets	$254,182	$241,173

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,403	$1,192
Accounts payable	26,622	24,929
Accrued payroll and other compensation	6,941	8,524
Other accrued liabilities	9,411	9,072

Total current liabilities	44,377	43,717
Long-term debt	8,568	8,914
Deferred tax liabilities	17,738	16,397
Pension and other long-term liabilities	8,289	10,928
Commitments and contingencies

Stockholders’ equity:
Preferred stock	—	—
Common stock	2,290	2,268
Capital in excess of par value	49,559	46,639
Retained earnings	186,276	179,911
Accumulated other comprehensive income (loss)	1,915	(2,771)
Treasury stock, at cost	(64,830)	(64,830)

Total stockholders’ equity	175,210	161,217

Total liabilities and stockholders’ equity	$254,182	$241,173

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30,
	2007	2006
	(Unaudited)
Cash flows from operating activities:
Net income	$6,687	$8,103
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	11,411	11,729
Deferred income taxes	2,069	487
Stock based compensation	762	403
Loss on disposition of property, plant and equipment	226	744
Changes in operating assets and liabilities:
Accounts receivable	(6,301)	(265)
Inventories	(1,920)	3,651
Accounts payable	1,062	611
Accrued payroll and other compensation	(1,847)	2,188
Other, net	(1,926)	(2,647)

Net cash provided by operating activities	10,223	25,004

Cash flows from investing activities:
Capital expenditures	(8,780)	(7,496)

Net cash used for investing activities	(8,780)	(7,496)

Cash flows from financing activities:
Debt proceeds	31,249	60,650
Debt repayments	(32,133)	(79,137)
Common stock issued	2,448	103

Net cash provided by (used for) financing activities	1,564	(18,384)

Effect of exchange rate changes on cash	333	256

Increase (decrease) in cash and cash equivalents	3,340	(620)
Cash and cash equivalents at beginning of period	6,402	2,162

Cash and cash equivalents at end of period	$9,742	$1,542

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statement Presentation

Lydall designs and manufactures specialty engineered automotive thermal and acoustical barriers, passive and active industrial thermal and insulating solutions, air and liquid filtration media, medical filtration media and devices and biopharmaceutical processing components all for demanding thermal/acoustical or filtration/separation applications.

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

2. Inventories

Inventories, net of valuation reserves, as of September 30, 2007 and December 31, 2006 were as follows:

In thousands	September 30, 2007	December 31, 2006
Raw materials	$14,266	$12,151
Work in process	11,697	12,120
Finished goods	8,860	8,389

	34,823	32,660
Less: Progress billings	(343)	(1,081)

Total inventories	$34,480	$31,579

Raw materials, work in process and finished goods inventories were net of valuation reserves of $1.9 million as of September 30, 2007 and December 31, 2006, respectively. Progress billings relate to tooling inventory, which is included in work in process inventory in the above table. Total tooling inventory, net of progress billings and valuation reserves, was $5.6 million and $4.7 million at September 30, 2007 and December 31, 2006, respectively.

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

The following table provides a reconciliation of income and shares used to determine basic and diluted earnings per share.

	Quarter Ended September 30, 2007			Quarter Ended September 30, 2006
In thousands except per share amounts	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount
Basic earnings per share	$1,890	16,354	$.12	$3,718	16,168	$.23
Effect of dilutive options and awards	—	93	(.01)	—	41	—

Diluted earnings per share	$1,890	16,447	$.11	$3,718	16,209	$.23

	Nine Months Ended September 30, 2007			Nine Months Ended September 30, 2006
In thousands except per share amounts	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount
Basic earnings per share	$6,687	16,267	$.41	$8,103	16,148	$.50
Effect of dilutive options and awards	—	221	—	—	51	—

Diluted earnings per share	$6,687	16,488	$.41	$8,103	16,199	$.50

Options to purchase approximately 0.2 million and 0.8 million shares of common stock were excluded from the quarter ended September 30, 2007 and 2006 computations of diluted earnings per share, respectively, and options to purchase approximately 0.1 million and 0.8 million shares of common stock were excluded from the nine months ended September 30, 2007 and 2006 computations of diluted earnings per share, respectively. These options were excluded because the exercise price was greater than the average market price of the Company’s common stock.

4. Equity Compensation Plans

The Company has stock-based compensation plans under which incentive and non-qualified stock options and restricted shares may be granted to employees and outside directors from authorized but unissued shares of common stock or treasury shares. Options issued by the Company under its stock option plans have a term of ten years and generally vest ratably over a period of four years. Restricted stock grants are expensed over the vesting period of the award, which is typically four years. Stock options issued under the current plan must have an exercise price that may not be less than the fair market value of the Company’s common stock on the date of grant. The stockholders approved an amendment to the Lydall 2003 Stock Incentive Compensation Plan at the Annual Meeting held on April 26, 2007, which the Board of Directors had already approved. While there were no new shares authorized, the amendment increased the maximum number of shares of common stock that may be issued in connection with restricted stock awards, performance shares and stock awards by an additional 300,000 shares to 600,000 shares as a portion of the total authorized shares.

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

The Company incurred compensation expense of $0.3 million and $0.1 million for the quarters ended September 30, 2007 and September 30, 2006, respectively, and compensation expense of $0.8 million and $0.4 million for the nine months ended September 30, 2007 and September 30, 2006, respectively, for all stock-based compensation plans, including restricted stock awards.

Stock Options

The following table is a summary of option activity under the Company’s plans during the nine months ended September 30, 2007:

In thousands except per share amounts	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,126	$10.29
Granted	15	$18.13
Exercised	(211)	$9.92
Forfeited/Cancelled	(62)	$12.92

Outstanding at September 30, 2007	868	$10.33	6.19	$376

Options exercisable at September 30, 2007	577	$10.84	5.02	$111

There were 15,148 and 32,275 options granted during the nine months ended September 30, 2007 and 2006, respectively and there were no options granted during either quarter. The total intrinsic value of options exercised during the quarter ended September 30, 2007 and the amount of cash received from the exercise of stock options were minimal. The total intrinsic value of options exercised during the nine months ended September 30, 2007 was $0.9 million and the amount of cash received from the exercise of stock options was $2.1 million. For the quarter and nine months ended September 30, 2006, the intrinsic value of options exercised and the amount of cash received were minimal. At September 30, 2007, the total unrecognized compensation cost related to non-vested stock option awards was approximately $0.9 million, with a weighted average expected amortization period of 2.6 years.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the quarters ended:

	Nine Months Ended September 30,
	2007	2006
Risk-free interest rate	4.52%	4.86%
Expected life	6.5 years	6.9 years
Expected volatility	43%	41%
Expected dividend yield	0%	0%

Restricted Stock

At September 30, 2007, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $0.6 million, with a weighted average expected amortization period of 3.1 years. The following is a summary of the Company’s nonvested restricted share activity during the nine months ended September 30, 2007:

In thousands except per share amounts	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2006	152	$10.87
Granted	—	—
Vested	(50)	$11.14
Forfeited	(7)	$10.78

Nonvested at September 30, 2007	95	$10.73

5. Employer Sponsored Benefit Plans

As of September 30, 2007, the Company maintains three defined benefit pension plans (“pension plans”) that cover the majority of domestic Lydall employees. The pension plans are noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. Effective January 1, 2006, Lydall closed its non-union pension plans to new employees hired after December 31, 2005. On April 27, 2006, the Board of Directors of the Company approved an amendment to certain of the Company’s domestic defined benefit pension plans, effective June 30, 2006, which provided that benefits under these pension plans stop accruing for all eligible employees not covered under a collective bargaining agreement. Concurrently, the Board of Directors approved an increase in the Company’s matching cash contribution to the Company’s 401(k) plan.

The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes. The Company expects to contribute up to $2.8 million in cash to its defined benefit pension plans in 2007. Contributions of $0.3 million were made during the third quarter of 2007 and $2.0 million of contributions were made during the nine months ended September 30, 2007, compared to $1.1 million and $3.5 million, respectively, for the same periods of 2006.

The following is a summary of the components of net periodic benefit cost for the quarters and nine months ended September 30, 2007 and September 30, 2006:

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2007	2006	2007	2006
Components of net periodic benefit cost:
Service cost	$21	$92	$69	$889
Interest cost	535	616	1,791	1,878
Curtailment loss	—	—	—	15
Expected return on assets	(797)	(697)	(2,305)	(1,979)
Amortization of actuarial loss and prior service cost	63	44	187	418

Net periodic benefit cost	$(178)	$55	$(258)	$1,221

6. Income Taxes

The effective tax rate for the quarter ended September 30, 2007 was 53.3 percent compared with 2.6 percent for the same period of 2006. The effective tax rate for the nine months ended September 30, 2007 was 42.7 percent compared with 24.8 percent for the same period of 2006. During the third quarter of 2007, the Company recorded incremental income tax charges of $0.6 million, or $.04 per diluted share. These charges were primarily due to enacted changes in statutory tax rates in Germany that are effective January 1, 2008. The Company recorded a one-time income tax charge of $0.7 million in the third quarter of 2007 in order to adjust deferred taxes to reflect the reduced tax rate at which these deferred tax benefits will be expected to be realized. The Company may be required to record an additional adjustment in the fourth quarter of 2007, should the actual deferred tax balance at December 31, 2007 differ from the amount projected at September 30, 2007. Comparatively, the Company recorded a tax benefit of $1.2 million, which increased earnings per share by $.08 per diluted share in the third quarter of 2006, primarily related to the completion of certain tax audits.

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, France and Germany. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2004. The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) on January 1, 2007.

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

As a result of the implementation of FIN 48, the Company recognized a $0.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the gross amount of unrecognized tax benefits was $1.0 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.0 million. There have been no significant changes to these amounts during the nine months ended September 30, 2007.

The Company recognizes interest accrued and penalties related to unrecognized tax benefits as a component of income tax expense. The total amount of accrued interest and penalties as of January 1, 2007 was less than $0.1 million. There have been no significant changes to this amount during the nine months ended September 30, 2007.

7. Comprehensive Income

Comprehensive income for the periods ended September 30, 2007 and 2006 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2007	2006	2007	2006
Net income	$1,890	$3,718	$6,687	$8,103
Changes in accumulated other comprehensive income:
Foreign currency translation adjustments	2,966	(479)	4,303	3,484
Pension liability adjustment, net of tax	358	—	435	3,092
Unrealized (loss) gain on derivative instruments, net of tax	(53)	11	(52)	(6)

Total comprehensive income	$5,161	$3,250	$11,373	$14,673

8. Segment Information

Lydall’s reportable segments are: Thermal/Acoustical and Filtration/Separation. All other businesses are aggregated in Other Products and Services. For a full description of each segment, refer to the “Notes to Consolidated Financial Statements” reported in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

The table below presents net sales and operating income by segment for the quarters and nine months ended September 30, 2007 and 2006 and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2007	2006	2007	2006
Thermal/Acoustical:
Automotive parts	$36,795	$36,100	$120,034	$113,543
Automotive tooling	3,889	4,594	12,664	14,896
Passive thermal	6,722	8,268	21,211	24,382
Active thermal	6,651	5,182	15,924	14,950

Thermal/Acoustical Segment net sales	$54,057	$54,144	$169,833	$167,771
Filtration/Separation:
Filtration	$17,413	$15,013	$51,050	$44,877
Vital Fluids	3,497	3,857	10,911	10,874

Filtration/Separation Segment net sales	$20,910	$18,870	$61,961	$55,751
Other Products and Services:
Transport, distribution and warehousing services	$4,770	$5,607	$15,437	$17,124
Specialty products	2,309	2,126	7,575	6,992

Other Products and Services net sales	$7,079	$7,733	$23,012	$24,116
Eliminations and Other	(479)	(623)	(1,770)	(1,881)

Consolidated Net Sales	$81,567	$80,124	$253,036	$245,757

Operating income by segment was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2007	2006	2007	2006
Thermal/Acoustical	$5,334	$4,874	$15,837	$17,752
Filtration/Separation	1,954	1,971	7,010	3,772
Other Products and Services	470	697	1,482	2,296
Corporate Office Expenses	(3,656)	(3,486)	(12,349)	(11,952)

Consolidated Operating Income	$4,102	$4,056	$11,980	$11,868

9. Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of this Statement.

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

10. Commitments and Contingencies

A Connecticut Superior Court judgment in favor of the Company in its lawsuit against a former employee, alleging improper use of confidential Company information, was overturned in part by the Connecticut Supreme Court on April 16, 2007 (together “Connecticut Litigation”). On April 26, 2007, the former employee sought advancement of legal fees and expenses incurred in defending the Company’s Connecticut Litigation aggregating $1.9 million, plus interest in the Delaware Chancery Court (“Delaware Litigation”). Prior to 2007, the Company advanced $0.8 million of the amount requested and expensed $1.0 million related to this matter.

The Company recorded an additional $0.8 million of litigation expense in the quarter ended March 31, 2007. During the quarter ended June 30, 2007, the Company made an additional advancement of $1.2 million and recorded additional litigation expense of $0.4 million related to this matter. On October 11, 2007, the Company and the former employee stipulated to a dismissal, approved by the court, resolving all remaining advancement requests for legal fees and expenses incurred on behalf of the former employee, in connection with both the Connecticut Litigation and the Delaware Litigation. The Company made a final payment of $0.3 million in resolution of this matter. For the quarter and nine months ended September 30, 2007, the Company recorded $0.2 million and $1.4 million of litigation expense related to this matter.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Factors That May Affect Future Results

In the interest of more meaningful disclosure, Lydall and its management make statements regarding the future outlook of the Company, which constitute “forward-looking statements” under the securities laws. These forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company, based on assumptions and estimates currently believed to be valid. Forward-looking statements are included under the “Overview and Outlook” section of this Item and elsewhere within this report and are generally identified through the use of language such as “believes,” “expects,” “may,” “plans,” “projects,” “estimates,” “anticipates”, “targets”, “forecasts” and other words of similar meaning in connection with the discussion of future operating or financial performance. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this quarterly report on Form 10-Q, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in the Company’s communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Some of the factors that might cause such a difference include risks and uncertainties which are detailed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Note Concerning Factors That May Affect Future Results” and “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006. Such risks include, among others: a major downturn of the automotive market, which accounted for approximately 52 percent of Lydall’s net sales for the nine months ended September 30, 2007, dependence on large customers, pricing pressures from OEM automotive customers, changes in raw material pricing and supply, specifically, aluminum and other metals used in most of the Company’s heat-shield products, various fibers used in thermal/acoustical and filtration/separation products and copper used in active thermal products. In addition, increases in energy pricing, inherent risks at international operations, expansion into new geographic regions, the timing and performance of new-product introductions, compliance with environmental laws and regulations, changes in federal, state and international tax requirements (including tax rate changes, new tax laws and revised tax law interpretations), outcomes of legal contingencies and strategic transactions can impact Lydall’s projected results. Lydall does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company.

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

Global automotive net sales represented approximately 52 percent of the Company’s 2006 net sales and net sales for the nine months ended September 30, 2007. Over the past 12 months, certain domestic automakers have announced facility closures and other restructuring actions that may impact future automobile production for platforms that include Company content. A reduction in vehicle production volumes, or a major decline in the production of specific vehicles in which Lydall has significant content, could have a material adverse effect on the Company’s profitability in future quarters.

Global economic conditions have also impacted Lydall’s business segments. The Company has experienced increases in energy costs, as well as increases in raw material pricing, specifically, aluminum used in most of the Company’s heat-shield products and various fibers used in a number of the Company’s thermal/acoustical and filtration/separation products, which have increased manufacturing costs. In addition, the Company has experienced higher raw material costs at its active thermal business. These increases in raw material costs negatively impacted gross margins during the third quarter of 2007. Further significant increases in energy or raw material prices in the future could negatively impact the Company, should the Company not have the ability to pass some or all of these incremental costs on to its customers.

Operational Matters

Lydall’s overall financial performance during the third quarter of 2007 was better than previously anticipated by management of the Company. The global automotive market performance exceeded the Company’s expectations, and as a result, higher than projected volumes of parts sales resulted in a stronger automotive financial performance than anticipated. In addition, actions taken to resolve operational issues at the active thermal operation have also resulted in better performance than expected in the third quarter of 2007.

During the third quarter ended September 30, 2007, the Company experienced a slight decrease in net sales of automotive parts of approximately $0.4 million, or 1.2 percent, net of the impact of foreign currency translation, compared to the same period in 2006. This decrease was due to lower net sales of automotive parts by the Company’s European operations, partially offset by improved North American parts net sales. In Europe, the Company is being impacted by lower volumes, as well as increasing pricing pressures from its OEM automotive customers and expects this to continue in the fourth quarter of 2007. The Company’s North American automotive operations are benefiting from higher volumes of parts net sales from new programs. During the third quarter of 2007, the Hamptonville, North Carolina operation began installation of equipment to accommodate new business which comes on line in early 2008.

The Company continued its long-term focus on establishing its position with Asian automotive manufacturers in North America. The future financial impact of these efforts to expand business with Asian manufacturers cannot be determined at this time. During 2007, the Company received its first direct order from an Asian manufacturer in North America. The Company expects to begin shipments on this order in the second half of 2008.

The Company’s active thermal business, included in the Thermal/Acoustical segment, reported operating income of $0.3 million for the quarter and operating losses of $1.2 million for the nine months ended September 30, 2007, as compared to an operating loss of $0.1 million for the quarter and nine months ended September 30, 2006. Net sales in the quarter and nine months ended September 30, 2007 were higher than the comparable periods of 2006. However, the active thermal business has been impacted by higher per-unit manufacturing costs during the current quarter and year-to-date, which has caused the year-to-date 2007 operating losses. Increases in raw material costs contributed to the higher per unit manufacturing costs. Also contributing to the higher per-unit manufacturing costs were manufacturing issues that caused higher raw material usage and labor costs on a per-unit basis. Steps continue to be taken at the active thermal operation, including a focused effort to improve manufacturing processes, as well as the development of action plans to help mitigate the financial impact of raw material price increases on the Company’s financial results. While the active thermal operation has begun to show operational and financial improvement, there can be no assurance that these efforts will result in sustained improved levels of profitability going forward.

The Company’s air and liquid filtration businesses reported an increase in net sales of $1.9 million and $4.5 million, net of foreign currency translation, during the third quarter and nine months ended September 30, 2007, respectively, as compared to the same periods of 2006, primarily resulting from enhanced and targeted sales and marketing efforts by the Company. Operating income for the third quarter of 2007 was flat compared to the same period in 2006, primarily due to higher raw material costs and a change in the mix of product sales. Operating income for the nine months ended September 30, 2007 for the Filtration/Separation segment increased by $3.2 million, as compared to the same period a year ago.

Changes at the Company’s vital fluids business, including operational efficiency improvements, contributed to higher operating income in 2007 for the Filtration/Separation segment.

Results of Operations

The following table presents selected statement of operations line items for the quarter and nine months ended September 30, 2007 on a comparative basis with the quarter and nine months ended September 30, 2006 expressed as a relative percentage of consolidated net sales:

	Quarter Ended		Nine Months Ended
In thousands	September 30, 2007	September 30, 2006	September 30, 2007	September 30, 2006

Net sales	100.0%	100.0%	100.0%	100.0%

Cost of sales	78.5%	78.0%	78.0%	77.9%

Gross margin	21.5%	22.0%	22.0%	22.1%

Selling, product development and administrative expenses	16.4%	16.9%	17.3%	17.3%

Operating income	5.0%	5.1%	4.7%	4.8%

Net income	2.3%	4.6%	2.6%	3.3%

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three months ended September 30, 2007 (Q3-07) and September 30, 2006 (Q3-06) and for the nine months ended September 30, 2007 (YTD-07) and September 30, 2006 (YTD-06).

Net Sales

	Quarter Ended			Nine Months Ended
In thousands	Q3-07	Q3-06	Percent Change	YTD-07	YTD-06	Percent Change

Net sales	$81,567	$80,124	1.8%	$253,036	$245,757	3.0%

Excluding the impact of foreign currency translation, net sales for the current quarter decreased by $0.4 million compared to the same quarter of 2006. Filtration/Separation segment net sales increased by $1.5 million, net of foreign currency translation, during the third quarter of 2007, as compared to the third quarter of 2006. Offsetting this increase was lower net sales from the Company’s Thermal/Acoustical segment of $1.4 million, net of foreign currency translation, and lower net sales of other products and services of $0.7 million, as compared to the third quarter of 2006. Contributing to the increase in Filtration/Separation segment net sales during the current quarter were higher filtration media net sales, net of foreign currency translation, of $1.9 million, partially offset by lower vital fluids’ products net sales of $0.4 million. The decrease in Thermal/Acoustical segment net sales was due to lower automotive products net sales of $1.3 million, net of foreign currency translation, as well as a decrease in passive thermal products net sales of $1.6 million, partially offset by higher active thermal products net sales of $1.5 million.

Excluding the impact of foreign currency translation, net sales for the nine months ended September 30, 2007 increased by $1.6 million, as compared with 2006. This increase was due to higher net sales from the Company’s Filtration/Separation segment of $4.6 million, net of foreign currency translation, including increased filtration media net sales of $4.5 million and a $0.1 million increase in vital fluids’ products net sales. Partially offsetting this increase was lower year to date net sales from the Company’s Thermal/Acoustical segment of $1.9 million, net of foreign currency translation, which included increases in active thermal products net sales of $1.0 million, offset by lower passive thermal products net sales of $3.2 million, as compared to the same period a year ago. Automotive products net sales, net of foreign currency translation, for the nine months ended September 30, 2007 were $0.3 million higher than the nine months ended September 30, 2006. Other products and services net sales decreased by $1.1 million for the nine months ended September 30, 2007, as compared with the same period in 2006.

Gross Margin

	Quarter Ended			Nine Months Ended
In thousands	Q3-07	Q3-06	Percent Change	YTD-07	YTD-06	Percent Change

Gross margin	$17,512	$17,626	(0.6)%	$55,751	$54,404	2.5%
Percentage of sales	21.5%	22.0%		22.0%	22.1%

The decrease in gross margin percentage in the third quarter of 2007 to 21.5 percent from 22.0 percent in the same period of 2006 was largely due to higher raw material costs, primarily aluminum and fiber, as well as a change in the mix of air and liquid product sales at the Company’s filtration business.

Gross margin percentage for the nine months ended September 30, 2007 was essentially flat with the same period of 2006. Gross-margin improvement by the Filtration/Separation segment, primarily from the Company’s vital fluids business, and to a lesser extent, from the Company’s filtration media products, was essentially offset by lower gross margin percentage from the Company’s active thermal business, included in the Thermal/Acoustical segment. Operational efficiency improvements at the Company’s vital fluids business, as well as the absence of inventory obsolescence and quality charges reported in 2006, resulted in improved financial performance during the first nine months of 2007, when compared to the same period of last year. Higher per-unit manufacturing costs, including increased raw material costs for active thermal products, negatively impacted the Company’s overall gross margin percentage in 2007 compared to 2006.

Selling, Product Development and Administrative Expenses

	Quarter Ended			Nine Months Ended
In thousands	Q3-07	Q3-06	Percent Change	YTD-07	YTD-06	Percent Change
Selling, product development and administrative expenses	$13,410	$13,570	(1.2)%	$43,771	$42,536	2.9%
Percentage of sales	16.4%	16.9%		17.3%	17.3%

The decrease in selling, product development and administrative expenses of $0.2 million in the third quarter of 2007, compared to the same period in 2006, was mainly due to a decrease in incentive compensation expense of $0.9 million, partially offset by higher salaries and benefits expenses of $0.7 million. The decrease in incentive compensation expense was due to less incentive compensation being earned under the Company’s 2007 Bonus plan. Higher salaries and benefits expenses were due to annual wage adjustments as well as $0.2 million of costs incurred related to the retirement of the Company’s former Chief Executive Officer (CEO) and the hiring of its new CEO.

The increase in selling, product development and administrative expenses of $1.2 million in the nine months ended September 30, 2007, compared to the same period in 2006, was primarily due to an increase of $1.4 million of litigation expense attributable to a matter related to a former employee. Also contributing to the increase in selling, product development and administrative expenses were increases in salaries and benefits expense of $0.8 million, including a reduction in benefit plan expense of $0.6 million. Partially offsetting these increases were lower sales commission expense of $0.3 million and decreased incentive compensation expense of $0.3 million, as compared to the same period of 2006. Higher salaries and benefits expense was primarily due to annual wage adjustments, while lower benefit plan expense was a result of previously announced changes to the Company’s benefit plans.

Interest Expense

	Quarter Ended			Nine Months Ended
In thousands	Q3-07	Q3-06	Percent Change	YTD-07	YTD-06	Percent Change
Interest expense	$131	$261	(49.8)%	$352	$1,138	(69.1)%
Weighted average interest rate	5.2%	5.6%		5.3%	5.8%

Interest expense was lower for the quarter and year ended September 30, 2007 due to lower average debt levels in 2007, as compared to 2006.

Other Income/Expense

Other income and expense for the quarters and nine months ended September 30, 2007 and 2006 consisted of insignificant activity related to foreign exchange transaction gains and losses and investment income.

Income Taxes

The effective tax rate for the quarter ended September 30, 2007 was 53.3 percent compared with 2.6 percent for the same period of 2006. The effective tax rate for the nine months ended September 30, 2007 was 42.7 percent compared with 24.8 percent for the same period of 2006.

During the third quarter of 2007, the Company recorded incremental income tax charges of $0.6 million, or $.04 per diluted share. These charges were primarily due to enacted changes in statutory tax rates in Germany that are effective January 1, 2008. The Company recorded a one-time income tax charge of $0.7 million in the third quarter of 2007 in order to adjust deferred taxes to reflect the reduced tax rate at which these deferred tax benefits will be expected to be realized. The Company may be required to record an additional adjustment in the fourth quarter of 2007, should the actual deferred tax balance at December 31, 2007 differ from the amount projected at September 30, 2007. Comparatively, the Company recorded a tax benefit of $1.2 million, which increased earnings per share by $.08 per diluted share in the third quarter of 2006, primarily related to the completion of certain tax audits.

This tax law change in Germany will have the effect of reducing the Company’s effective income tax rate in Germany by approximately 8.5% beginning in 2008. Given the significance of the Company’s German operation, such a rate reduction is expected to benefit the Company for 2008 and thereafter. For 2007, the Company expects its effective tax rate from operations to be approximately 37 percent, although the effective tax rate will increase by approximately 5 percentage points as a result of the one-time income tax charges.

The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) on January 1, 2007. As a result of the implementation of FIN 48, the Company recognized a $0.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of January 1, 2007, the gross amount of unrecognized tax benefits was $1.0 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.0 million. There have been no significant changes to these amounts during the nine months ended September 30, 2007.

Segment Results

The following table presents sales information for the key product and service groups included within each operating segment for the quarter and nine months ended September 30, 2007 compared with the quarter and nine months ended September 30, 2006:

In thousands	Quarter Ended September 30, 2007	Quarter Ended September 30, 2006	Dollar Change	Percentage Change
Thermal/Acoustical:
Automotive parts	$36,795	$36,100	$695	1.9%
Automotive tooling	3,889	4,594	(705)	(15.3)%
Passive thermal	6,722	8,268	(1,546)	(18.7)%
Active thermal	6,651	5,182	1,469	28.3%

Thermal/Acoustical Segment net sales	$54,057	$54,144	$(87)	(0.2)%
Filtration/Separation:
Filtration	$17,413	$15,013	$2,400	16.0%
Vital Fluids	3,497	3,857	(360)	(9.3)%

Filtration/Separation Segment net sales	$20,910	$18,870	$2,040	10.8%
Other Products and Services:
Transport, distribution and warehousing services	$4,770	$5,607	$(837)	(14.9)%
Specialty products	2,309	2,126	183	8.6%

Other Products and Services net sales	$7,079	$7,733	$(654)	(8.5)%
Eliminations and Other	(479)	(623)	144	23.1%

Consolidated Net Sales	$81,567	$80,124	$1,443	1.8%

In thousands	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Dollar Change	Percentage Change
Thermal/Acoustical:
Automotive parts	$120,034	$113,543	$6,491	5.7%
Automotive tooling	12,664	14,896	(2,232)	(15.0)%
Passive thermal	21,211	24,382	(3,171)	(13.0)%
Active thermal	15,924	14,950	974	6.5%

Thermal/Acoustical Segment net sales	$169,833	$167,771	$2,062	1.2%
Filtration/Separation:
Filtration	$51,050	$44,877	$6,173	13.8%
Vital Fluids	10,911	10,874	37	0.3%

Filtration/Separation Segment net sales	$61,961	$55,751	$6,210	11.1%
Other Products and Services:
Transport, distribution and warehousing services	$15,437	$17,124	$(1,687)	(9.9)%
Specialty products	7,575	6,992	583	8.3%

Other Products and Services net sales	$23,012	$24,116	$(1,104)	(4.6)%
Eliminations and Other	(1,770)	(1,881)	111	5.9%

Consolidated Net Sales	$253,036	$245,757	$7,279	3.0%

Operating income by segment was as follows:

	Quarter Ended September 30, 2007		Quarter Ended September 30, 2006
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change	Percentage Change
Thermal/Acoustical	$5,334	9.9%	$4,874	9.0%	$460	9.4%
Filtration/Separation	1,954	9.3%	1,971	10.4%	(17)	(0.9)%
Other Products and Services	470	6.6%	697	9.0%	(227)	(32.6)%
Corporate Office Expenses	(3,656)	—	(3,486)	—	(170)	(4.9)%

Consolidated Operating Income	$4,102	5.0%	$4,056	5.1%	$46	1.1%

	Nine Months Ended September 30, 2007		Nine Months Ended September 30, 2006
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change	Percentage Change
Thermal/Acoustical	$15,837	9.3%	$17,752	10.6%	$(1,915)	(10.8%)
Filtration/Separation	7,010	11.3%	3,772	6.8%	3,238	85.8%
Other Products and Services	1,482	6.4%	2,296	9.5%	(814)	(35.5)%
Corporate Office Expenses	(12,349)	—	(11,952)	—	(397)	(3.3)%

Consolidated Operating Income	$11,980	4.7%	$11,868	4.8%	$112	0.9%

Thermal/Acoustical

Thermal/Acoustical Segment net sales remained flat at $54.1 million for the third quarter of 2007 compared with the same period of 2006. Excluding the impact of foreign currency translation, segment net sales decreased by $1.4 million in the current quarter when compared to the third quarter of 2006. Automotive net sales, excluding the impact of foreign currency translation, decreased in the current quarter by $1.3 million, consisting of a decrease in net sales of automotive parts and tooling of $0.4 million and $0.9 million, respectively, as compared to the same period a year ago. This decrease in automotive parts net sales was attributable to the Company’s European operations which experienced a reduction in parts net sales due to lower volumes, as well as increasing pricing pressures from its OEM automotive customers. North American parts net sales increased in the third quarter of 2007 primarily due to increased volumes from new programs. Active thermal products net sales increased by $1.5 million in the third quarter of 2007, as compared to the same period a year ago. This increase was attributable to the Company addressing manufacturing issues that caused delays in shipping product to customers during the second half of 2006 and into 2007, as well as an increased volume of new product net sales. Passive thermal products net sales decreased by $1.6 million in the current quarter when compared to the same period a year ago. The decrease in passive thermal products net sales was primarily from lower sales of products for the heating, ventilating and air conditioning markets due to a slow-down in the new home and commercial building construction markets.

For the current quarter, operating income for the Thermal/Acoustical segment increased by $0.5 million compared with the third quarter of 2006. This increase was primarily attributable to the active thermal business, which recorded operating income of $0.3 million for the third quarter of 2007 compared with an operating loss of $0.1 million for the same quarter last year. This increase in active thermal business operating income in the third quarter of 2007 was due to increased net sales of $1.5 million, partially offset by higher per-unit manufacturing costs. Even though passive thermal products net sales decreased by $1.6 million in the third quarter, an increase in gross margin percentage due to product mix, and a decrease in selling, product development and administrative expenses resulted in a minimal decrease in operating income. Operating income for automotive products was essentially flat in the third quarter of 2007 compared with the third quarter of 2006.

Thermal/Acoustical Segment net sales increased to $169.8 million for the nine months ended September 30, 2007 compared with $167.8 million for the same period of 2006. Excluding the impact of foreign currency translation, segment net sales decreased by $1.9 million in 2007 when compared to 2006. Automotive product net sales, excluding the impact of foreign currency translation, increased by $0.3 million in the first nine months of 2007 as compared to the first nine months of 2006. Automotive part net sales increased by $2.9 million, as compared to the same period a year ago, offset by lower tooling sales of $2.6 million.

This increase in automotive parts net sales can be attributed to a greater volume of sales from the Company’s North American operations partially offset by a decrease in net sales at the European operations which are being impacted by lower volumes, as well as increasing pricing pressures from its OEM automotive customers. Passive thermal products net sales decreased by $3.2 million during the nine months ended September 30, 2007, while active thermal products net sales increased by $1.0 million, as compared to the same period in 2006. The decrease in passive thermal products net sales was primarily from lower sales of products used in heating, ventilating and air conditioning systems due to a slow-down in the new home and commercial building construction markets. The increase in active thermal products net sales was attributable to the Company addressing manufacturing issues that caused delays in shipping product to customers during the second half of 2006 and into 2007, as well as an increased volume of new product net sales.

Year-to-date operating income for the Thermal/Acoustical segment decreased by $1.9 million compared with the first nine months of 2006. Operating income from the active and passive thermal businesses decreased by $1.1 million and $0.9 million, respectively, during the first nine months of 2007, compared to the same period of 2006. The active thermal business reported an operating loss of $1.2 million during the nine months ended September 30, 2007. Increases in raw material costs, as well as manufacturing issues that caused higher raw material usage and increased labor costs on a per-unit basis, contributed to this operating loss. Lower net sales of passive thermal products contributed to the reduction in passive thermal operating income during 2007. Operating income for automotive products was flat for the nine months ended September 30, 2007 compared to the same period last year.

Filtration/Separation

Segment net sales increased by $2.0 million for the quarter ended September 30, 2007 compared with the same period of 2006. Foreign currency translation increased segment net sales by $0.5 million, or 2.9 percent, for the period. The overall increase in segment net sales for the quarter, compared with the same period of 2006, was related to increased net sales of filtration media of $1.9 million, net of foreign currency translation, partially offset by a decrease in vital fluids’ products net sales of $0.4 million. The increase in filtration media net sales was driven primarily by greater demand from existing and new air filtration customers as a result of enhanced and targeted sales and marketing efforts by the Company. Vital fluids’ products net sales decreased primarily due to lower OEM product net sales and bioprocessing net sales.

Segment operating income was $2.0 million for the quarter ended September 30, 2007 and third quarter of 2006. The increase in net sales of filtration media in 2007 was offset by lower gross margin as a percent of net sales, primarily due to higher raw material costs and product mix, resulting in operating income in the third quarter of 2007 decreasing by $0.1 million compared with the prior year. The decrease in vital fluids products net sales of $0.4 million was offset by gross margin percentage improvements resulting in operating income in the third quarter of 2007 increasing by $0.1 million compared with the prior year.

Segment net sales increased by $6.2 million for the nine months ended September 30, 2007 compared with the same period of 2006. Foreign currency translation increased segment net sales by $1.7 million, or 3.0 percent, for the period. The increase in 2007 was directly related to increased net sales of filtration media of $4.5 million, net of foreign currency translation. Net sales for vital fluids’ products were flat in 2007 compared to the prior period. The Company continued to regain filtration media market share that was lost in 2005 and 2006, as a result of pricing actions from competitors. Filtration media net sales increased due to greater demand from existing and new customers for air and liquid filtration products due to enhanced and targeted sales and marketing efforts by the Company, and to a lesser extent price increases.

Segment operating income increased by $3.2 million for the nine months ended September 30, 2007 compared with the same period of 2006. Operating income for the filtration businesses increased by $1.3 million due to higher net sales. In addition, vital fluids operating income increased $1.9 million for the nine months ended September 30, 2007 to $0.5 million, compared with the same period of 2006. This increase was due to an increase in gross margin as a percentage of net sales due to operational improvements. In addition, the first nine months of 2006 included $0.6 million of inventory obsolescence, quality and severance charges at the vital fluids business.

Other Products and Services

The decrease in Other Products and Services (OPS) net sales of $0.7 million for the third quarter of 2007, compared to the same period in 2006, was related to decreased revenues from the trucking operations of the transport business of $1.1 million, partially offset by increased net sales from the warehousing and specialty products businesses. The trucking operations posted lower net sales due to a loss of business from certain customers.

Operating income from OPS decreased $0.2 million in the third quarter of 2007 compared to the same quarter in 2006. Operating margin percentage for OPS decreased to 6.6 percent of net sales in 2007, compared with 9.0 percent of net sales in 2006. These decreases were primarily due to lower net sales of the trucking operations during the quarter ended September 30, 2007.

The decrease in OPS net sales of $1.1 million for the nine months ended September 30, 2007, compared to 2006, was primarily related to decreased revenues from the trucking operations of the transport business of $2.9 million, partially offset by increased net sales from the warehousing and specialty products businesses. The trucking operations posted lower net sales due to a loss of business from certain customers.

Operating income from OPS decreased by $0.8 million for the nine months ended September 30, 2007 compared to the same period in 2006. Operating margin percentage for OPS decreased to 6.4 percent of net sales in 2007, compared with 9.5 percent of net sales in 2006. These decreases were primarily due to decreased net sales of the trucking operations and lower gross margin percentages for specialty products due to mix.

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

Operating Cash Flows

Net cash provided by operating activities in the first nine months of 2007 was $10.2 million. Operating cash flows in 2007 reflect an increase in operating net assets of $10.9 million since December 31, 2006. Accounts receivable and inventory levels increased by $6.3 million and $1.9 million, respectively, during the first nine months of 2007, and accrued payroll and other compensation decreased by $1.8 million, partially offset by increases in accounts payable of $1.1 million, as compared to balances at December 31, 2006. The increase in accounts receivable was due to higher sales in the third quarter of 2007 compared to the fourth quarter of 2006, as well as timing of receipts from customers. The increase in inventories was primarily due to the timing of raw material inventory purchases, which also contributed to an increase in accounts payable. The reduction in accrued payroll and other compensation was primarily due to the payment of year end 2006 incentive compensation accruals in the first quarter of 2007.

Investing Cash Flows

Capital expenditures were $8.8 million for the first nine months of 2007, compared with $7.5 million for the same period of 2006. Capital spending for 2007 is expected to be approximately $13.0 to $15.0 million.

Financing Cash Flows

In the first nine months of 2007, net cash provided by financing activities was $1.6 million. Debt repayments exceeded borrowings in 2007 by $0.9 million, primarily due to payments of capital lease obligations. Proceeds from common stock issuances were $2.5 million during the first nine months of 2007 due to the exercise of stock options.

As of September 30, 2007, the Company had unused borrowing capacity of $59.8 million under various credit facilities.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006 and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the nine months ended September 30, 2007.

Recently Issued Accounting Standards

In September 2006, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 157, “Fair Value Measurements” (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the potential impact of this Statement.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, conducted an evaluation as of September 30, 2007 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that it has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have not been any changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As described in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 and other reports filed with the Commission, the Connecticut Superior Court judgment in favor of the Company in its lawsuit against a former employee, alleging improper use of confidential Company information, was overturned in part by the Connecticut Supreme Court on April 16, 2007 (together “Connecticut Litigation”). On April 26, 2007, the former employee sought advancement of legal fees and expenses incurred in defending the Company’s Connecticut Litigation aggregating $1.9 million, plus interest in the Delaware Chancery Court (“Delaware Litigation”). Prior to 2007, the Company advanced $0.8 million of the amount requested and expensed $1.0 million related to this matter.

The Company recorded an additional $0.8 million of litigation expense in the quarter ended March 31, 2007. During the quarter ended June 30, 2007, the Company made an additional advancement of $1.2 million and recorded additional litigation expense of $0.4 million related to this matter. On October 11, 2007, the Company and the former employee stipulated to a dismissal, approved by the court, resolving all remaining advancement requests for legal fees and expenses incurred on behalf of the former employee, in connection with both the Connecticut Litigation and the Delaware Litigation. The Company made a final payment of $0.3 million in resolution of this matter. For the quarter and nine months ended September 30, 2007, the Company recorded $0.2 million and $1.4 million of litigation expense related to this matter.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were approximately 0.9 million shares available for repurchase under the Company’s Stock Repurchase Program as of September 30, 2007. No shares were repurchased in the quarter and nine months ended September 30, 2007.

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

10.1	Amended Employment Agreement with Peter Ferris dated July 24, 2007, filed herewith.

10.2	Supplement as of October 31, 2007 to the Contract for Consortium Credit in the Amount of €6,000,000 dated as of November 7, 2003, filed herewith.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

November 6, 2007	By:	/s/ Thomas P. Smith

Thomas P. Smith Vice President, Chief Financial Officer and Treasurer (On behalf of the Registrant and as Principal Financial Officer)

LYDALL, INC.

Index to Exhibits

Exhibit Number

3.1	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

10.1	Amended Employment Agreement with Peter Ferris dated July 24, 2007, filed herewith.

10.2	Supplement as of October 31, 2007 to the Contract for Consortium Credit in the Amount of €6,000,000 dated as of November 7, 2003, filed herewith.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.