Form 10-K
period 2007-12-31
LYDALL INC /DE/
filed 2008-03-17
CIK 60977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2007

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                 Accelerated filer ☒                 Non-accelerated filer ☐                 Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

On June 30, 2007, the aggregate market value of the Registrant’s voting stock held by nonaffiliates was $235,835,993 based on the New York Stock Exchange closing price on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

On February 1, 2008, there were 16,582,747 shares of Common Stock outstanding, exclusive of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the definitive Proxy Statement to be distributed in connection with the Registrant’s Annual Meeting of Stockholders to be held on April 25, 2008.

The exhibit index is located on pages 30-32.

INDEX TO ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2007

The information called for by Items 10, 11, 12, 13 and 14, to the extent not included in this document, is incorporated herein by reference to such information included in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and distributed in connection with Lydall, Inc.’s 2008 Annual Meeting of Stockholders to be held on April 25, 2008.

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

Sales to the automotive market represented 52 percent of Lydall’s net sales in 2007, 52 percent of net sales in 2006 and 54 percent in 2005. Lydall’s Thermal and Acoustical products are used on a variety of automotive platforms and in various other applications. Sales to Chrysler were $43.8 million, or 13 percent of Lydall’s net sales in 2007, and sales to DaimlerChrysler were 17 percent and 13 percent of net sales in 2006 and 2005, respectively. No other single customer accounted for more than 10 percent of the Company’s net sales in 2007, 2006 and 2005.

Foreign and export sales were 45 percent of the Company’s net sales in 2007, 43 percent in 2006 and 45 percent in 2005. Export sales primarily to Europe, Asia, Mexico and Canada were $47.5 million, $45.1 million and $47.3 million in 2007, 2006 and 2005, respectively. Foreign sales were $105.7 million, $97.3 million and $91.7 million for the years ended December 31, 2007, 2006 and 2005, respectively. The increase in export sales during 2007 was primarily related to increased active thermal product sales to Asia. The increase in foreign sales during 2007 was primarily due to changes in foreign currency translation rates in 2007 as compared to 2006.

Foreign operations generated operating income of $11.3 million, $10.9 million and $11.2 million for the years ended December 31, 2007, 2006 and 2005, respectively. Total foreign assets were $97.1 million at December 31, 2007 compared with $87.2 million at December 31, 2006 and $79.4 million at December 31, 2005. The increase in foreign assets as of December 31, 2007 was primarily due to changes in foreign currency translation rates in 2007 as compared to 2006.

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements are made available free of charge through the Investor Relations section of the Company’s Internet website at www.lydall.com after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the Commission) and are also available on the Commission’s website at www.sec.gov. Additionally, the public may read and copy any materials the Company files with the Commission at the Commission’s Public Reference room located at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

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

SEGMENTS

For the year ended December 31, 2007 and all prior years presented in the Company’s Annual Report on Form 10-K, Lydall has organized its business into two primary reportable segments – Thermal/Acoustical and Filtration/Separation. All other businesses are aggregated in Other Products and Services. Segments are defined by the grouping of similar products and services. The Company’s Notes to its Consolidated Financial Statements include additional segment financial information and are incorporated herein by reference.

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

The Company’s passive thermal business defines and develops unique high performance non-woven veils, papers, mats and specialty composites for the building products, appliance and energy markets. The Manniglas® brand is diverse in its product application ranging from high temperature seals and gaskets in ovens and ranges to specialty veils for HVAC and cavity wall insulation. Apply™ Mat has been developed to expand Lydall’s high temperature technology portfolio for broad application into the appliance market and supplements the Lytherm™ product brand, traditionally utilized in the Industrial market for kilns and furnaces used in metal processing. CryoTherm®, a super insulation product, is an industry standard used by manufacturers of cryogenic equipment for liquid gas storage and transportation.

Lydall’s active thermal business designs and manufactures high precision, specialty engineered temperature-control equipment for demanding semiconductor, pharmaceutical, life sciences and industrial applications.

Thermal/Acoustical Segment net sales represented 67.2 percent of the Company’s net sales in 2007, 68.0 percent in 2006 and 68.7 percent in 2005. Net sales generated by international operations of the Thermal/Acoustical Segment accounted for 33.5 percent, 32.0 percent and 33.1 percent of segment net sales in 2007, 2006 and 2005, respectively.

Filtration/Separation

The Filtration/Separation Segment includes filtration media solutions for air, fluid power, industrial and life science applications, as well as vital fluids management systems for medical and biopharmaceutical applications.

Lydall air filtration products include LydAir®MG (Micro-Glass), LydAir®MB (Melt Blown) and LydAir®SC (Synthetic Composite) media. These products constitute the critical media component of clean-air systems for applications in clean-space, commercial, industrial and residential HVAC, power generation, industrial processes and protection/respiratory devices.

Lydall has leveraged its extensive technical expertise and applications knowledge into a suite of media products covering the vast liquid filtration landscape across the Engine & Industrial and Life Science fields. The LyPore® and activated carbon containing ActiPure® media series address a variety of application needs including hydraulic filters, air-water & air-oil coalescing, industrial fluid processes, diesel filtration, biopharmaceutical pre-filtration and clarification, diagnostic tests, and drinking water filtration.

The Company’s vital fluids business serves the life science industry offering specialty products for blood transfusion and cell therapy applications as well as Bio-Pak® single-use bioprocessing containers for containment of media, buffers and bulk intermediates used in Biotech, Pharmaceutical and Diagnostic reagent manufacturing processes. Additionally its medical filter materials products are utilized in traditional blood filtration devices such as cardiotomy reservoirs and autotransfusion filters.

Net sales from the Filtration/Separation Segment represented 24.5 percent of the Company’s net sales in 2007 compared with 23.0 percent in 2006 and 22.3 percent in 2005. Net sales generated by the international operation of the Filtration/Separation Segment accounted for 35.4 percent, 33.4 percent and 34.4 percent of segment net sales in 2007, 2006 and 2005, respectively.

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

OPS net sales were 8.3 percent of the Company’s net sales in 2007 compared with 9.0 percent in 2006 and 9.0 percent in 2005. There were no significant sales generated outside of the United States for OPS.

Other Information

Effective January 1, 2008, management of the Company changed the structure of its internal organization on the way that management organizes segments for making operating decisions and assessing performance. Beginning the quarter ending March 31, 2008, Lydall has organized its business into two primary reportable segments – Automotive and Performance Materials. All other businesses will be aggregated in Other Products and Services. This new segment structure will be presented in the financial statements for the quarter ending March 31, 2008, the first period when operating results managed on the basis of this structure are reported.

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

The Company invested $8.5 million in 2007, $8.6 million in 2006 and $8.8 million in 2005, or approximately 3 percent of net sales for all years, to develop new products and to improve existing products, such amounts were expensed as incurred. Most of the Company’s investment in research and development is application specific. There were no significant customer-sponsored research and development activities during the past three years.

Lydall’s backlog was $50.6 million at December 31, 2007, $45.8 million at December 31, 2006 and $38.9 million at December 31, 2005. Backlog at January 31, 2008 was $52.9 million. The increase in backlog at December 31, 2007 compared with December 31, 2006 was mainly due to timing of orders and new business in the filtration businesses partially offset by a decrease in the German automotive business backlog due to timing. There are minimal seasonal aspects to Lydall’s backlog as of the end of the Company’s fiscal years.

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

As of December 31, 2007, Lydall employed approximately 1,400 people. Four unions with contracts expiring on March 31, 2009 represent approximately 60 of the Company’s employees in the United States. All employees at the Company’s facilities in France are covered under a National Collective Bargaining Agreement. Certain salaried and all hourly employees at the operation in Germany are also covered under a National Collective Bargaining Agreement. Lydall considers its employee relationships to be satisfactory and did not have any actual or threatened work stoppages due to union-related activities in 2007.

There are no significant anticipated operating risks related to foreign investment law, expropriation, inflation effects or availability of material, labor or energy. However, the Company was impacted by increased material and energy costs in 2007. The Company’s foreign and domestic operations limit foreign currency exchange transaction risk by completing transactions in functional currencies whenever practical or through the use of foreign currency forward exchange contracts when deemed appropriate.

Item 1A. RISK FACTORS

The Company’s financial condition, operating results and cash flows can be impacted by a number of factors, including, but not limited to those described below, any one of which could cause Lydall’s actual results to vary materially from recent results or from the Company’s anticipated future results.

A Major Downturn of the North American or European Automotive Markets – Approximately 52 percent of Lydall’s total net sales in 2007 were to the automotive market. Lydall’s automotive products are thermal and acoustical barriers employed both inside and under the body of vehicles. Most of Lydall’s products are supplied to meet unique, niche applications. Lydall may have a number of components on a particular automotive platform and applications can range across all types of vehicles from sport utility models to trucks, vans and cars. During 2007, certain domestic automakers announced changes in ownership, facility closures and other restructuring actions that may impact future automobile production for platforms that include Company content. In addition, global economic conditions can impact the number of automobiles manufactured, which in turn can impact the Company’s net sales. The Company can also be affected when automotive manufacturers discontinue production of specific models that contain Lydall’s products. Conversely, Lydall benefits from the introduction of new models that contain the Company’s products. Although Lydall’s automotive sales are not solely contingent on the strength of the automotive market, a significant downturn of the North American or European automotive industries or a major decline in production of specific vehicles on which Lydall has significant content could have a material impact on Lydall’s results of operations and cash flows.

Expanding Business with Asian Automotive manufacturers – The Company continued its long-term focus in 2007 on establishing its position with Asian automotive manufacturers in North America. In 2007, the Hamptonville, North Carolina facility received its first orders from an Asian automotive manufacturer in North America. The Company expects to begin shipments on these orders in the second half of 2008. While the Company has begun to receive orders from Asian manufacturers in North America, no assurances can be given on how successful the Company will be in expanding its business with Asian automotive manufacturers in North America.

Dependence on Large Customers – The automotive business is dependent on large OEM customers that have substantial bargaining power with respect to price and other commercial terms. There can be no assurance that the Company will be able to offset any reduction of prices to these customers with reductions in its costs. In addition, in the event that certain domestic automakers experience further critical operating and profitability issues, there can be no assurance that the Company will not lose all or a portion of sales to its large volume customers. The Company typically has significant amounts of accounts receivable from domestic automakers outstanding at any point in time. Should a domestic automaker not be able to pay the Company the amounts owed as they become due, results of operations and cash flows could be materially affected.

Pricing for Automotive Products – From time to time the Company’s prices may be “market tested” by its automotive customers as a way for those automotive customers to ensure global competitiveness. This can cause the Company to reduce prices prospectively on some parts, depending on the results of the customer study, possibly resulting in reduced gross margin on the affected parts, or if prices are not reduced the Company could potentially lose the business from the automotive customer. In addition, the Company could also be negatively impacted by certain automotive customers sourcing a portion of their automotive parts from lower cost countries, in contrast to prior purchasing patterns.

Raw Material Pricing and Supply – Raw material pricing and supply issues affect all of Lydall’s businesses and can influence results in the future. The Thermal/Acoustical Segment uses aluminum and other metals to manufacture most automotive heat shields. Also, various fibers are used in Thermal/Acoustical as well as Filtration/Separation products. The Company experienced higher aluminum costs, and to a lesser extent higher fiber costs, during 2007, compared to 2006, which impacted profitability. Further increases in aluminum and fiber prices or other raw materials in 2008 could lower operating income in future periods, should the Company not have the ability to pass some or all of these incremental costs on to its customers. In addition, an interruption in the supply of these materials could decrease the sales of the affected products and thereby also reduce the profitability of the Company.

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

International Operations – The Company believes that in order to be competitive and grow its businesses, it needs to maintain significant international operations. Foreign sales were $105.7 million, $97.3 million and $91.7 million in 2007, 2006 and 2005, respectively. Operations outside the United States are subject to inherent risks, including fluctuations in exchange rates, political and economic conditions in various countries, unexpected changes in regulatory requirements, longer accounts receivable collection cycles and potentially adverse tax consequences. These factors may have a material adverse effect on the Company’s ability to generate sales outside the United States and, consequently, on its business and results of operations.

The Company’s results of operations may be impacted and adversely affected by fluctuations in foreign exchange rates – Lydall is subject to exchange rate fluctuations that are beyond our control. Lydall has sales and manufacturing activities in foreign countries. The Company’s primary currency exposure is to the Euro, and to a lesser degree, the Japanese Yen and the British Pound Sterling. The Company’s foreign and domestic operations limit foreign currency exchange transaction risk by completing transactions in functional currencies whenever practical or through the use of foreign currency forward exchange contracts when deemed appropriate. If the Company is not able to successfully hedge its currency exposure, changes in the rate of exchange between these foreign currencies and the U.S. dollar may negatively impact the Company’s results of operations and cash flow.

The Company’s foreign operations subject it to currency translation risk which could cause the Company’s reported results to fluctuate significantly from period to period – Lydall receives a material portion of its revenue from its foreign operations. For each reporting period, the Company translates the results of operations and financial condition of its foreign operations into U.S. dollars. Therefore, Lydall’s reported results of operations and financial condition are subject to changes in the exchange relationship between the U.S. dollar and any applicable foreign currency. Such changes affect the Company’s results of operations and assets and liabilities as reported in its financial statements.

New Product Introductions – Improved performance and growth is partially dependent on new product introductions planned for the future. The timing and degree of success of new product programs could materially impact Lydall’s future results.

Product Performance – In the event that Lydall’s products fail to perform as expected, the Company may be subject to warranty claims from its customers. If such failure results in, or is alleged to result in, bodily injury and/or property damage or other losses, the Company may be subject to product liability lawsuits, product recalls, and other claims. These types of claims could have a material impact on results of operations and cash flows should the Company not have insurance to cover such claims.

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

Savings Realized from Lean Six Sigma Initiatives – The Company has implemented a Lean Six Sigma program that has improved processes and work flow, reduced costs and leveraged synergies across the Company resulting in improved operating margins. While management of the Company expects further improvements in operating margins, as Lean Six Sigma becomes inherent in all businesses across the organization, there are no assurances that future Lean Six Sigma initiatives will result in improved operating margins.

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

Developments or assertions by or against the Company relating to intellectual property rights – The Company owns intellectual property, including patents and trademarks. The Company’s intellectual property plays an important role in maintaining its competitive position in a number of the markets served. Developments or assertions by or against the Company relating to intellectual property rights could materially impact the Company. The Company’s results of operations can also be adversely impacted if the Company does not maximize or successfully assert its intellectual property rights. In addition, significant technological developments by others also could materially and adversely affect the Company’s business and results of operations and financial condition.

The Company is involved from time to time in legal proceedings – The Company is involved in legal proceedings that, from time to time, are significant. These claims include, without limitation, commercial or contractual disputes, intellectual property matters, personal injury claims and employment matters. No assurances can be given that such proceedings and claims will not have a material adverse impact on the Company’s results of operations and cash flows.

The Company’s expected annual effective tax rate could be volatile and materially change – Changes in tax law and rates, changes in rules related to accounting for income taxes, or adverse outcomes from tax audits that regularly are in process in any of the jurisdictions in which the Company operates could also have a significant impact on the Company’s overall effective rate in future periods. In addition, certain jurisdictions have statutory rates greater than or less than the United States statutory rate. As such, changes in the mix and source of earnings between jurisdictions could have a significant impact on the Company’s overall effective tax rate in future periods.

The Company’s operations may be disrupted by events beyond the Company’s control – A major catastrophe such as a natural disaster, a fire or labor strikes and work stoppages at any of the Company’s facilities could result in a prolonged interruption of its business. Certain of Lydall’s employees in the United States and Germany, and all of the Company’s employees in France, are organized and covered by one or more collective bargaining agreements. Widespread work stoppages or a major catastrophe could have a direct negative impact on the Company’s ability to conduct business, continue production, and on its operating results.

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES

The principal properties of the Company as of December 31, 2007 are situated at the following locations and have the following characteristics:

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

For information regarding lease obligations, see Note 13 in “Notes to Consolidated Financial Statements.” Lydall considers its properties to be in good operating condition and suitable and adequate for its present needs. All properties are being appropriately utilized consistent with experience and demand for the Company’s products. In addition to the properties listed above, the Company has several additional leases for sales offices and warehouses in the United States, Europe and Asia.

Item 3. LEGAL PROCEEDINGS

As described in previous reports filed with the Securities and Exchange Commission, a Connecticut Superior Court judgment in favor of the Company in its lawsuit against a former employee, alleging improper use of confidential Company information, was overturned in part by the Connecticut Supreme Court on April 16, 2007. On April 26, 2007, the former employee filed suit in the Delaware Chancery Court seeking advancement of legal fees and expenses incurred in defending the suit brought by the Company. The legal fees sought aggregated $1.9 million, plus interest.

On October 11, 2007, the Company and the former employee stipulated to a dismissal, approved by the court, resolving all remaining advancement requests for legal fees and expenses incurred on behalf of the former employee. The Company made a final payment of $0.3 million in resolution of this matter during the fourth quarter of 2007. For the year ended December 31, 2007, the Company recorded $1.4 million of litigation expense related to this matter.

On January 25, 2008, a suit was filed against the Company in the Connecticut Superior Court by the same former employee. The complaint alleges that the Company breached the former employee’s employment agreement and stock option agreements and that the Company owes the employee approximately $0.8 million, plus any compensatory and punitive damages awarded by the Court. No reserve has been recorded related to this lawsuit as the Company believes that this suit is without merit and intends to defend it vigorously.

On February 22, 2008, the same former employee filed a lawsuit in Delaware Chancery Court seeking further indemnification and advancement from the Company in the amount of $0.9 million. The amount sought is for income taxes that he is expecting to incur as a result of payments made by the Company in 2007, related to the prior litigation discussed above. Management concluded that it was probable that a loss was incurred by the Company as of December 31, 2007. Based on management’s estimates at this time, the Company recorded expense of approximately $0.9 million in the quarter ended December 31, 2007 related to this matter.

A suit was filed against a subsidiary in the Caledona Superior Court, Caledona County, Vermont on March 31, 2005 by a safety equipment supplier, who in turn was sued by an injured non-employee temporary worker at the subsidiary, alleging that safety equipment that would have prevented the injury was removed by the Company. The suit seeks indemnity through a contract between the subsidiary and a safety equipment supplier. The court has granted both of the Company’s motions for summary judgment. The plaintiff has filed an appeal, which is pending. This claim is insured and therefore the Company believes its maximum exposure is the applicable deductible of $250,000. No reserve has been recorded related to this claim as of December 31, 2007 as the Company believes the allegations are without merit.

In November 2004, the Company filed suit against the purchaser of certain assets of a fiberboard operation to protect its claim on a note receivable from the purchaser, as it was expected that the purchaser would file for bankruptcy. During the third quarter of 2004, the Company recorded a reserve of $0.5 million for the remaining balance of the note receivable as the Company believed that the purchaser did not have the financial ability to pay its debt remaining. The purchaser filed for bankruptcy during the first quarter of 2005 and subsequently filed a counter claim against the Company for $1.6 million alleging a breach of contract by the Company related to the purchase of the assets. On January 3, 2008, the Company and the purchaser entered into an agreement to settle the Company’s suit against the purchaser and the counter claim of the purchaser. The purchaser has agreed to pay approximately $0.2 million over the next two years in settlement of the suit and released the Company from its counterclaim.

By letter dated June 13, 2006, Lydall, Inc. notified a competitor of its potential infringement of one of the Company’s patent protected product lines and advised the company to cease production of its product. On January 24, 2007, the competitor filed a patent declaratory action in Federal Court. Subsequently, the Company filed a patent infringement action on June 8, 2007. The Court will hold a hearing in 2008 to give its ruling on the construction of the primary claim of the patent.

See Note 13 in “Notes to Consolidated Financial Statements” for discussion of other contingencies and environmental matters.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2007.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Lydall, Inc. or its subsidiaries, together with the offices presently held by them, their business experience since January 1, 2003, and their age as of February 29, 2008, the record date of the Company’s 2008 Annual Meeting, are as follows:

Name	Age	Title	Other Business Experience Since 2003
Dale G. Barnhart	55	President and Chief Executive Officer and Director	Chief Executive Officer, Synventive Molding Solutions; President, Invensys Climate Control

Thomas P. Smith	50	Vice President, Chief Financial Officer and Treasurer	Vice President – Controller of Lydall, Inc.

Mona G. Estey	53	Vice President, Human Resources

Mary A. Tremblay	47	Vice President, General Counsel and Secretary

Randall L. Byrd	50	President, Lydall Thermal Acoustical, Inc., North American Auto	Chief Operation Officer, Formed Fiber Technologies; Vice President, Flooring, Acoustics and Overhead Systems, LEAR Corporation

Peter V. Ferris	48	President, Charter Medical, Ltd.; President, Lydall Industrial Thermal Solutions, Inc	Vice President of Strategic Marketing, Tyco International; Vice President Corporate Marketing, Tyco International

Bill W. Franks, Jr.	49	President, Lydall Transport, Ltd.

Kevin T. Longe	48	President, Lydall Filtration/Separation, Inc.; President, Lydall Thermal/Acoustical, Inc., Green Island	Vice President, General Manager - Filtration/Separation; President, SightPoint LLC

Bertrand Ploquin	43	President, Lydall Thermique/Acoustique, S.A.S.	Managing Director, Lydall Gerhardi; President, Lydall Thermique/Acoustique

James V. Laughlan	35	Controller and Principal Accounting Officer	Controller, Moore Medical Corp; Controller, Top-Flite Golf Company

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK AND DIVIDEND HISTORY

The Company’s Common Stock is traded on the New York Stock Exchange (NYSE) under the symbol LDL. Shares totaling 24,938,560 and 7,604,800 were traded during 2007 and 2006, respectively. The table below shows the range of reported sale prices on the NYSE Composite Tape for the Company’s Common Stock for the periods indicated. As of February 1, 2008, 4,704 stockholders of record held 16,582,747 shares of Lydall’s Common Stock, $.10 par value. As of February 1, 2008, there were no shares outstanding of the Company’s Preferred Stock, $1.00 par value.

	High	Low	Close
2007
First Quarter	$16.07	$10.19	$15.89
Second Quarter	18.55	13.56	14.61
Third Quarter	15.50	8.68	9.28
Fourth Quarter	11.70	9.20	10.52
2006
First Quarter	$10.02	$8.15	$9.65
Second Quarter	9.79	8.62	9.22
Third Quarter	9.35	8.08	8.90
Fourth Quarter	11.19	8.56	10.81

The Company’s domestic revolving credit facility contains restrictions that limit the amount of dividends (whether in cash, securities or other property, unless payable solely in additional shares of the Company’s capital stock) that can be paid to shareholders of its capital stock each fiscal year. Under the current terms and conditions of its domestic revolving credit facility, the Company’s dividend activity is limited to no more than $1.8 million in any fiscal quarter and no more than $5 million during any fiscal year, with such amounts being reduced by any common stock repurchased by the Company under its Stock Repurchase Program. Currently, the Company does not pay a cash dividend on its Common Stock.

The information regarding the Company’s equity compensation plans required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from the Company’s 2008 definitive Proxy Statement into Item 12 of Part III of this report, and is further incorporated by reference herein.

ISSUER PURCHASES OF EQUITY SECURITIES

In August 2003, the Company’s Board of Directors approved a Stock Repurchase Program (the “Repurchase Program”) to mitigate the potentially dilutive effects of stock options and shares of restricted and unrestricted stock granted by the Company. Under the Repurchase Program, shares may be purchased by the Company up to the quantity of shares underlying options and other equity-based awards granted after January 1, 2003 under shareholder approved plans. Under the current terms and conditions of its domestic revolving credit facility, the Company’s stock repurchase activity is limited to no more than $1.8 million in any fiscal quarter and no more than $5 million during any fiscal year, with such amounts being reduced by any dividend payments by the Company. The Company intends to take advantage of the safe harbor protections afforded by Rule 10b-18 promulgated under the Exchange Act, and to engage in future repurchase activity in accordance with the provisions of the Exchange Act. As of December 31, 2007, there were 1,131,525 shares remaining available for purchase under the Repurchase Program. There was no repurchase activity under the Repurchase Program during 2007. Shares acquired by the Company during the quarter ended December 31, 2007 represent shares withheld by the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans allowing the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due. The following table details the activity for the fourth quarter ended December 31, 2007.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares Remaining Available for Purchase Under the Plans or Programs
Activity October 1, 2007 - October 31, 2007	886	$11.12	—	938,238
Activity November 1, 2007 - November 30, 2007	—	—	—	—
Activity December 1, 2007 - December 31, 2007	5,836	$10.49	—	1,131,525
Total	6,722	$10.57	—	1,131,525

PERFORMANCE GRAPH

The following graph compares the cumulative return on the Company’s shares over the past five years with the cumulative total return on shares of companies comprising the Standard & Poor’s SmallCap 600 Index and the Russell 2000 Index. Cumulative total return is measured assuming an initial investment of $100 on December 31, 2002, including reinvestment of dividends. Due to the diversity of niche businesses that the Company participates in, it is difficult to identify a reasonable peer group or one industry or line-of-business index for comparison purposes. Thus, Lydall has chosen to compare its performance to the Standard & Poor’s SmallCap 600 Index (which includes Lydall as a constituent) and to the Russell 2000 Index.

Item 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

In thousands except per share amounts and ratio data	2007	2006	2005	2004	2003
Financial results from continuing operations
Net sales	$338,894	$326,358	$306,485	$293,602	$272,233
Income (loss) from continuing operations	9,107	10,228	5,443	(537)	8,523
Common stock per share data
Diluted income (loss) continuing operations	$.55	$.63	$.34	$(.03)	$.52
Cumulative effect of change in accounting principle	—	—	(.02)	—	—
Diluted net income (loss)	$.55	$.63	$.32	$(.03)	$.47
Financial position
Total assets	$258,584	$241,173	$248,249	$259,605	$222,517
Working capital	63,506	50,610	57,705	54,249	55,116
Long-term debt, net of current maturities	8,377	8,914	30,256	32,941	21,026
Total stockholders’ equity	180,453	161,217	143,229	144,504	143,596
Property, plant and equipment
Net property, plant and equipment	$107,332	$103,469	$103,458	$108,946	$91,028
Capital expenditures	14,610	11,182	15,175	24,678	15,852
Depreciation	15,070	15,130	15,020	15,964	13,132
Performance and other ratios
Gross margin	22.5%	22.3%	20.9%	19.6%	23.6%
Operating margin	4.7%	4.7%	2.5%	0.1%	5.1%
Current ratio	2.4:1	2.2:1	2.4:1	2.2:1	2.6:1
Total debt to total capitalization	5.2%	5.9%	18.9%	20.9%	15.3%

The results of operations of the discontinued Paperboard Segment have been excluded from the Selected Financial Data table for 2003. The Paperboard Segment’s balance sheet items have been excluded from calculations of the “Performance and other ratios” section for all applicable periods, except for the current ratio. See Item 15 “Exhibits, Financial Statement Schedules” for additional information. See additional discussion under Item 7 “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E. Investors should be aware that such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on assumptions believed to be valid at the time. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this Annual Report on Form 10-K, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in the Company’s communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. Without limiting the generality of the foregoing, the words “believes,” “anticipates,” “may,” “plans,” “projects,” “expects,” “estimates,” “forecasts,” “targets,” and other similar expressions are intended to identify forward-looking statements in connection with the discussion of future operating or financial performance. These include, among others, statements relating to:

•	Future earnings and other measurements of financial performance

•	Future cash flow and uses of cash

•	Competitive factors in the industries and geographic markets in which the Company competes or may compete

•	Significant changes in the North American or European automotive markets

•	The cost and availability of raw materials and energy

•	Product development and new business opportunities

•	Benefits realized from savings and operating efficiency improvements as a result of Lean Six Sigma and operational excellence initiatives

•	Future amounts of stock-based compensation expense

•	Pension plan assumptions and future expense and contributions

•	Future levels of indebtedness and capital spending

•	Future effective income tax rates

•	The outcome of contingencies

•	Future repurchases of the Company’s common stock

•	Future strategic acquisitions, joint ventures, alliances and licensing agreements

All forward-looking statements are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements.

Lydall does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company.

OVERVIEW AND OUTLOOK

Business Environment Overview

Lydall designs and manufactures specialty engineered automotive thermal and acoustical barriers, passive and active industrial thermal and insulating solutions, filtration media, medical filtration media, devices and biopharmaceutical processing components for demanding thermal/acoustical and filtration/separation applications. Lydall’s Thermal/Acoustical and Filtration/Separation businesses are in markets that present growth opportunities and the Company expects the businesses to grow over the long term, primarily through the introduction of new products, expansion of share in existing markets and penetration of new markets. In addition, the Company continually explores its core markets for suitable strategic acquisitions, joint ventures, alliances and licensing agreements to supplement growth. As many of Lydall’s operations conduct business on a worldwide basis, Lydall’s results can be impacted by global, regional and industry economic and political factors as well as by foreign currency transactions and foreign currency translation fluctuations.

Global automotive net sales represented approximately 52 percent of the Company’s 2007 net sales. During 2007, certain automakers announced changes in ownership, facility closures and other restructuring actions that may impact future automobile production for platforms that include Company content. Actions being taken by certain automakers in the fourth quarter of 2007 and into 2008 include: (i) early termination of various automotive platforms, which include Company content (ii) delays in launches of new automobile platforms, which contain Company content, in order to reduce automobile inventories, (iii) lower production on current platforms and, (iv) automakers indicating that they may increase the number of parts that they source from lower cost countries in the future. These actions and other actions taken by the automakers could negatively impact the Company’s profitability in future periods.

Global environmental and economic conditions could also impact Lydall’s business segments. Going into 2008, the general economy in the United States is in a period of uncertainty. Changes in spending by businesses and consumers for such products as automobiles, or a continued slow-down in new home and commercial building construction, could negatively impact the profitability of the Company in future periods. Significant increases in energy costs, as well as increases in raw material pricing, specifically, aluminum used in most of the Company’s heat-shield products and various fibers used in a number of the Company’s thermal/acoustical and filtration/separation products, have increased manufacturing costs. In addition, the Company has experienced higher raw material costs at its active thermal business. These increases in energy and raw material costs negatively impacted gross margins in 2007 and could impact the Company in future periods if such trends continue.

Operational Matters

The Company’s air filtration business, included in the Company’s Filtration/Separation segment continues to operate in an exceedingly price competitive environment. Consequently, the Company is working with customers to deliver value-added products for their specific needs to differentiate its products from competitors. Through enhanced and targeted sales and marketing efforts by the Company, Lydall has leveraged its extensive technical expertise and applications knowledge into a suite of media products covering the vast liquid filtration landscape across the engine & industrial and life science fields. The Company’s air and liquid filtration businesses reported an increase in net sales of $5.2 million, or 8.5 percent, net of foreign currency translation, during the year ended December 31, 2007, as compared to 2006. Operating income in 2007 for the Filtration/Separation segment increased by $4.0 million, as compared to 2006. Increased net sales by all businesses in the segment, as well as operational efficiency improvements, particularly at the Company’s vital fluids business, contributed to higher operating income in 2007 when compared to 2006.

During the year ended December 31, 2007, the Company’s net sales of automotive parts, included in the Thermal/Acoustical segment, increased by $4.8 million, net of the impact of foreign currency translation, compared to 2006. This increase was due to higher net sales of automotive parts by the Company’s North American operations due to new platforms and content expansion. During the third quarter of 2007, the Hamptonville, North Carolina operation began installation of equipment to accommodate new business which comes on line in early 2008. Also, the Company continued its long-term focus on establishing its position with Asian automotive manufacturers in North America. The Company received its first orders from an Asian automotive manufacturer located in the U.S in 2007. The Company expects to begin shipment on these orders in the second half of 2008. In Europe, the Company is being impacted by increasing pricing pressures as well as lower sales volumes at its France facility. The Company expects these issues to continue into 2008.

The Company’s active thermal business, included in the Thermal/Acoustical segment, reported an operating loss of $1.0 million for the year ended December 31, 2007, as compared to breakeven in 2006. Net sales in 2007 were higher than 2006 by 8.5 percent, however, the active thermal business was impacted by higher per-unit manufacturing costs in 2007, which caused the operating loss in 2007. Contributing to the higher per-unit manufacturing costs were manufacturing issues that caused higher raw material usage and labor costs on a per-unit basis. To a lesser extent, increases in raw material costs, also contributed to the increase in per-unit manufacturing costs. Steps continue to be taken at the active thermal operation, including a focused effort to improve manufacturing processes and mitigate the financial impact of raw material price increases on the Company’s financial results. While the active thermal operation has begun to show operational and financial improvement, there can be no assurance that these efforts will result in sustained improved levels of profitability going forward.

The passive thermal business, included in the Company’s Thermal/Acoustical segment, was negatively impacted by a decline in the new home and commercial building construction markets in the United States in 2007. The Company expects to continue to be challenged by the weakness in the new home and commercial building construction market in 2008, but expects growth in its appliance and energy and industrial markets in 2008. Passive thermal products net sales decreased by $3.5 million during 2007, as compared to 2006, primarily from lower sales of building material products used in heating, ventilating and air conditioning systems. As a result, operating income from the passive thermal business decreased by $0.8 million during 2007 compared to 2006.

During 2007, net sales and operating income decreased in Other Products and Services compared to 2006, as a result of decreased revenues from the trucking operations of the transport business. The decreased revenues were primarily due to the consolidation of the pulp and paper industry, which resulted in a loss of certain trucking operations’ customers. The Company is currently focused on gaining new trucking business in the pulp and paper industry as well as expanding its operations into other industry markets.

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

(in thousands of dollars)	2007	Percent Change	2006	Percent Change	2005
Net sales	$338,894	3.8%	$326,358	6.5%	$306,485

The increase in net sales in 2007 of $12.5 million, compared with 2006, was primarily the result of increased net sales from Filtration/Separation segment of $8.1 million, which included increases in filtration media net sales of $7.6 million and a $0.5 million increase in vital fluids’ products net sales. Also contributing to the increase in 2007 net sales was increased net sales from the Company’s Thermal/Acoustical segment of $5.8 million, which included increases in automotive products net sales of $7.5 million and active thermal products net sales of $1.7 million, partially offset by lower passive thermal products net sales of $3.4 million, as compared to 2006. Other products and services net sales decreased by $1.6 million in 2007 as compared with 2006. Foreign currency translation increased net sales by $8.7 million for the current year, compared with 2006, impacting the automotive businesses of the Thermal/Acoustical segment by $6.3 million and the filtration businesses of the Filtration/Separation segment by $2.4 million.

The increase in net sales in 2006 of $19.9 million, compared with 2005, was primarily the result of increased net sales from Thermal/Acoustical segment of $11.4 million, which included increases in automotive net sales of $4.8 million and increases in passive thermal products net sales of $5.7 million. The Filtration/Separation segment net sales increased by $6.7 million, primarily as a result of an increase of $4.0 million in vital fluids’ products net sales and filtration products net sales of $2.6 million. Other products and services net sales increased by $1.8 million in 2006, as compared with 2005. Foreign currency translation increased net sales by $1.1 million for 2006, compared with 2005, primarily impacting the Thermal/Acoustical group by $0.9 million.

Gross Margin

(in thousands of dollars)	2007	2006	2005
Gross margin	$76,135	$72,797	$63,921
Percentage of sales	22.5%	22.3%	20.9%

The increase in gross margin percentage in 2007, as compared to 2006, was primarily from the Company’s Filtration/Separation segment. The Filtration/Separation segment gross margin improvement was primarily from the Company’s vital fluids business of 0.6 percent, and to a lesser extent, from the Company’s filtration media products. This improvement was essentially offset by a lower gross margin percentage from the Company’s active thermal business, included in the Thermal/Acoustical segment. Operational efficiency improvements at the Company’s vital fluids business, as well as the absence of inventory obsolescence and quality charges reported in 2006, resulted in improved financial performance during 2007, when compared to 2006. Higher per-unit manufacturing costs for active thermal products negatively impacted the Company’s overall gross margin percentage in 2007 compared to 2006.

The increase in gross margin percentage in 2006 to 22.3 percent from 20.9 percent in the same period of 2005 was principally due to increased gross margins in the Company’s Thermal/Acoustical segment, primarily related to improved margins on automotive products of 2.8 percent, offset by a small decrease in gross margin percentage for the Filtration/Separation segment. Overall, gross margin percentage increased due to manufacturing process improvements, resulting from Lean Six Sigma and operational excellence initiatives, partially offset by higher raw material and commodity pricing in 2006.

Selling, Product Development and Administrative Expenses

(in thousands of dollars)	2007	2006	2005
Selling, product development and administrative expenses	$60,105	$57,466	$56,256
Percentage of sales	17.7%	17.6%	18.4%

Contributing to the increase in selling, product development and administrative expenses of $2.6 million in 2007, compared with 2006, were increases in litigation expense of $2.5 million and salaries and wages expense of $1.8 million. These increases were partially offset by reductions in benefit plan expense of $0.7 million, sales commission expense of $0.4 million and incentive compensation expense of $0.6 million. The increase in litigation expense, which was recorded in corporate expenses, was principally due to matters related to a former employee (See Item 3. Legal Proceedings). Higher salaries and wages expense was primarily due to annual wage adjustments. Lower benefit plan expense was a result of previously announced changes to the Company’s benefit plans, while lower sales commission and incentive compensation expense was due to changes in operating performance by certain businesses in 2007 as compared to 2006.

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

Interest Expense

(in thousands of dollars)	2007	2006	2005
Interest expense	$490	$1,363	$1,676
Weighted average interest rate during the year	5.2%	5.6%	5.1%

The decrease in interest expense in 2007 was due to lower average debt levels and interest rates in 2007 compared to 2006. The decrease in interest expense during 2006 compared to 2005 was primarily related to correspondingly lower average debt levels partially offset by higher interest rates and by accretion of interest expense of approximately $0.1 million on the Company’s liabilities for asset retirement obligations.

Other Income and Expense

(in thousands of dollars)	2007	2006	2005
Other income, net	$140	$27	$1,071

The amounts included in other income, net, in 2007 and 2006 are primarily related to investment income and net foreign currency transaction gains and losses. For the year ended December 31, 2005, other income, net, consisted primarily of income of approximately $1.3 million related to the reversal of an environmental accrual connected with previously divested facilities in Germany. In accordance with SFAS No. 5, “Accounting for Contingencies,” the Company determined that it was no longer probable, but remote, that the Company would incur any environmental remediation expense related to the divested facilities.

Income Taxes

	2007	2006	2005
Effective income tax rate	41.9%	26.9%	22.9%

The increase in the Company’s effective tax rate to 41.9% in 2007, as compared to the federal statutory tax rate on earnings, was primarily due to changes in statutory tax rates in Germany, the impact from the Extraterritorial Income Program (ETI) phase-out and implementation of the Manufacturer Benefit System (MBS), and adjustments to the Company’s unrecognized tax benefits liability in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48).

During 2007, the Company recorded incremental income tax charges of $0.5 million due to enacted changes in statutory tax rates in Germany that are effective on January 1, 2008. The Company recorded an income tax charge to adjust deferred taxes to reflect the reduced tax rate at which these deferred tax benefits will be expected to be realized.

The American Jobs Creation Act (AJCA) provided for the phase-out of the ETI, as provided for in the United States Internal Revenue Code, and subsequently allowed for certain tax benefits for U.S. manufacturers under the MBS. During 2007, the Company implemented the MBS which resulted in decreasing the Company’s effective tax rate by approximately 0.3 percentage points. During 2006 and 2005, the ETI benefit decreased the Company’s effective tax rate by approximately 1.7 percentage points and 2.6 percentage points, respectively.

The Company adopted the provisions of FIN 48 on January 1, 2007. This Interpretation clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” As a result of the implementation of FIN 48, the Company recognized a $0.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. As of January 1, 2007, the net amount of unrecognized tax benefits was $1.0 million. During the year ended December 31, 2007, the Company recorded a $0.1 million increase in the liability for unrecognized tax benefits. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.1 million as of December 31, 2007.

Income tax expense for 2006 includes a tax benefit of $1.2 million recorded in the third quarter ended September 30, 2006. The benefit related to the completion of certain tax audits during the third quarter and additional tax benefits identified during the preparation of the Company’s 2005 tax returns, primarily related to changes in estimates of certain export sales benefits. These third quarter adjustments primarily contributed to reducing the Company’s effective tax rate for the year ended December 31, 2006, as compared to the federal statutory tax rate on earnings.

The effective tax rate for 2005 was impacted favorably by benefits derived from the recognition of deferred tax assets in foreign jurisdictions as well as tax-exempt export income. The 2005 effective tax rate was also favorably impacted by the completion of a tax audit at one of the Company’s foreign locations, adjustments for foreign taxes, and benefits recognized on certain state credits and state loss carryforwards. The 2005 effective rate was negatively impacted by certain state franchise and alternative taxes, which do not directly fluctuate with the level of income.

For 2008, the Company expects its effective tax rate to be approximately 35 to 36 percent, as the Company expects its effective tax rate to decline due to the change in statutory tax rates in Germany that are effective on January 1, 2008. The Company is not aware of any other items that would cause a significant difference from the statutory tax rates.

Net Income and Earnings Per Share

(in thousands of dollars, except per share amounts)	2007	2006	2005
Income before cumulative effect of change in accounting principle	$9,107	$10,228	$5,443
Cumulative effect of a change in accounting principle	—	—	(342)
Net income	$9,107	$10,228	$5,101
Diluted Earnings per Share:
Income before cumulative change in accounting principle	$.55	$.63	$.34
Cumulative effect of a change in accounting principle	—	—	(.02)
Net income	$.55	$.63	$.32

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

SEGMENT RESULTS

Consolidated Net Sales	For the Years Ended December 31,
(in thousands)	2007	2006	2005
Thermal/Acoustical:
Automotive parts	$160,440	$149,921	$144,325
Automotive tooling	16,998	19,968	20,772
Passive thermal	28,473	31,932	26,198
Active thermal	21,902	20,182	19,308
Thermal/Acoustical Segment net sales	$227,813	$222,003	$210,603

Filtration/Separation:
Filtration	$68,245	$60,642	$58,022
Vital Fluids	14,721	14,264	10,223
Filtration/Separation Segment net sales	$82,966	$74,906	$68,245

Other Products and Services:
Transport, distribution and warehousing services	$20,251	$22,781	$21,816
Specialty products	10,127	9,190	8,431
Other Products and Services net sales	$30,378	$31,971	$30,247
Eliminations and Other	(2,263)	(2,522)	(2,610)
Consolidated Net Sales	$338,894	$326,358	$306,485

Operating Income	For the Years Ended December 31,
(in thousands)	2007	2006	2005
Thermal/Acoustical	$22,508	$23,193	$17,994
Filtration/Separation	8,550	4,566	4,852
Other Products and Services	1,767	3,038	1,961
Corporate Expenses	(16,795)	(15,466)	(17,142)
Consolidated Totals	$16,030	$15,331	$7,665

Thermal/Acoustical

Thermal/Acoustical Segment net sales increased by $5.8 million in 2007 compared with 2006. Excluding the impact of foreign currency translation, segment net sales decreased by $0.5 million in 2007 when compared to 2006. Automotive net sales, excluding the impact of foreign currency translation, increased by $1.2 million in 2007 as compared to 2006. This increase was comprised of higher automotive part net sales of $4.8 million, partially offset by lower tooling net sales of $3.6 million, as compared to the prior period. The increase in automotive parts net sales can be attributed to a greater volume of net sales from the Company’s North American operations as a result of platform and content expansion. Automotive parts net sales were essentially flat at the European operations in 2007, as compared to 2006, as volume increases at the Company’s German facility were offset by a reduction of volume at the Company’s French facility. Sales to the automotive industry accounted for approximately 78 percent, 77 percent and 78 percent of segment net sales in 2007, 2006 and 2005, respectively. Passive thermal products’ net sales decreased by $3.4 million during 2007, while active thermal products net sales increased by $1.7 million, as compared to 2006. The decrease in passive thermal products net sales was primarily from lower sales of building material products used in heating, ventilating and air conditioning systems of $2.8 million due to a slow-down in the new home and commercial building construction markets, and to a lesser extent, a reduction in appliance material net sales. The increase in active thermal products net sales was attributable to the Company addressing manufacturing issues that caused delays in shipping product to customers during the second half of 2006 and into 2007, as well as an increased volume of new product net sales.

Operating income for the Thermal/Acoustical segment decreased by $0.7 million in 2007 compared with 2006. Excluding the impact of foreign currency translation, operating income decreased by $1.4 million in 2007, compared to 2006. Operating income from the active and passive thermal businesses decreased by $1.0 million and $0.8 million, respectively, during 2007 compared to 2006. The active thermal business reported an operating loss of $1.0 million during 2007, compared with break even in 2006. Manufacturing issues that caused higher raw material usage and increased labor costs on a per-unit basis, and to a lesser extent increases in raw material costs, contributed to this operating loss. Lower net sales of passive thermal products contributed to the reduction in passive thermal operating income during 2007. Operating income for automotive products increased by $0.4 million in 2007 compared 2006, excluding the impact of foreign currency translation, due to increased net sales of automotive parts in North America. This increase in operating income due to greater net sales was partially offset by an increase in selling, product development and administrative expenses of $0.4 million in 2007 compared to 2006, mainly due to higher salaries and severance expenses partially offset by lower incentive compensation expense.

Thermal/Acoustical Segment net sales increased by $11.4 million in 2006 compared with 2005. Foreign currency translation increased segment net sales by $0.9 million for the period. The increase in segment net sales primarily resulted from increased passive thermal products net sales of $5.7 million during 2006, compared to the same period in 2005. The increased sales were primarily related to products used in heating, ventilating and air conditioning systems, appliances and hearths due to greater global demand and market growth for these products. Also contributing to the increase in segment net sales in 2006, compared to 2005, was an increase in automotive parts net sales of approximately $5.2 million, net of the impact of foreign currency translation, offset by lower automotive tooling net sales of $0.9 million for the comparable periods. Sales growth of automotive parts was achieved in both North America and in Europe through platform and content expansion during the first half of 2006. Part sales declined during the second half of 2006 due to lower production by domestic automakers and a slowdown in the French automotive market. Sales to the automotive industry accounted for approximately 77 percent of segment net sales in 2006, compared to approximately 78 percent in 2005. Sales of Affinity® temperature-control active thermal products were higher by $0.9 million in 2006 compared to the prior year.

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

Filtration/Separation

Segment net sales increased by $8.1 million in 2007 compared with 2006. Foreign currency translation increased segment net sales by $2.4 million, during 2007 as compared to 2006. The increase in 2007 was primarily related to increased net sales of filtration media of $5.2 million, net of foreign currency translation, including increases in air filtration and liquid filtration products net sales of $3.8 million and $1.4 million, respectively. The Company continued to regain filtration media market share that was lost in 2005 and 2006, as a result of pricing actions from competitors. Filtration media net sales increased due to greater demand from existing and new customers for air and liquid filtration products due to enhanced and targeted sales and marketing efforts by the Company, and to a lesser extent price increases. Net sales for vital fluids’ products were higher by $0.5 million in 2007 compared to 2006. The increase in vital fluids’ products net sales was primarily attributable to increased volumes of blood product net sales.

Segment operating income increased by $4.0 million in 2007 compared with 2006. Operating income for the filtration businesses increased by $1.7 million due to higher net sales. Vital fluids business operating income increased by $2.3 million during 2007, compared with 2006. This increase was principally due to improved gross margin as a percentage of net sales due to operational improvements, including the absence of $0.9 million of inventory obsolescence and quality charges, as compared to 2006. Lowering segment operating income in 2007 was higher selling, product development and administrative expenses of $0.3 million due to increases in salaries and wages expense and incentive compensation expense partially offset by lower sales commission expense, as compared to 2006.

Segment net sales increased by $6.7 million in 2006, compared with 2005. The impact of foreign currency translation in 2006 was minimal. The overall increase was related to increased net sales for vital fluids’ products of $4.0 million and liquid filtration products of $3.3 million, partially offset by a decrease of air filtration media net sales of $0.7 million. The increase in vital fluids’ products net sales was primarily attributable to increased bioprocessing net sales of $2.3 million, and increased blood product net sales of $1.4 million. Bioprocessing net sales increased due to increased customer production campaigns. Blood product net sales were higher in the current year due to the prior year being impacted by the blood product recall. Liquid filtration net sales increased due to increased demand from existing and new customers and the introduction of new products. The decrease in air filtration media net sales was related to pricing competition in certain markets throughout most of 2006. During the fourth quarter of 2006, the Company’s air filtration business began to regain market share by working closely with its customers to deliver value-added products to meet their specific needs. Net sales for air filtration media increased $1.6 million, net of foreign currency translation in the fourth quarter of 2006, as compared to the same period in 2005.

Segment operating income decreased $0.3 million in 2006 compared with 2005. Higher selling, product development and administrative expenses of $1.0 million in 2006 compared to the same period in 2005 offset the improvement in segment gross margin. This increase in expense was primarily due to increases in salaries and wages expense of $0.4 million, incentive compensation of $0.3 million, sales commission expense of $0.2 million and severance expense of $0.3 million partially offset by a decrease in benefit plan expense of $0.2 million. Vital fluids operating income was also negatively impacted by inventory obsolescence and a quality issue resulting in charges aggregating approximately $0.9 million in 2006. The decrease in overall segment operating income was also related to lower gross margin contribution by air filtration products, as a result of lower sales, partially offset by improvement in the liquid filtration business gross margin due to increased sales.

Other Products and Services

The decrease in Other Products and Services (OPS) net sales of $1.6 million during 2007, compared to 2006, was the result of decreased revenues from the trucking operations of the transport business of $4.7 million, partially offset by increased net sales from the warehousing business of $2.2 million and specialty products business of $0.9 million. The trucking operations posted lower net sales due to a loss of business from certain customers. The warehousing operations have benefited from a higher volume of activity. A stronger electrical market led to higher specialty product sales in 2007 compared to 2006.

Operating income from OPS decreased by $1.3 million in 2007 compared to the same period in 2006. Operating margin percentage for OPS decreased to 5.8 percent of net sales in 2007, compared with 9.5 percent of net sales in 2006. These decreases were primarily due to decreased net sales of the trucking operations and an increase in the lower gross margin earning electrical specialty product net sales.

The increase in OPS net sales of $1.8 million in 2006, compared to 2005, was related to increased revenues from the trucking and warehousing operations of the transport business and specialty products. The trucking operations were able to post higher revenues compared with the same period of 2005 through expanded sales to current customers and negotiated price increases. The warehousing operations benefited from a higher volume of activity. A stronger electrical market led to higher specialty product sales in 2006 compared to 2005.

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

LIQUIDITY AND CAPITAL RESOURCES

	For the Year Ended December 31,
(in thousands except ratio data)	2007	2006	2005
Cash and cash equivalents	$15,716	$6,402	$2,162
Cash provided by operating activities	$22,133	$39,703	$18,173
Cash used for investing activities	$(14,610)	$(11,182)	$(12,042)
Cash provided by (used for) financing activities	$1,231	$(25,183)	$(5,149)
Depreciation and amortization	$15,227	$15,439	$15,229
Capital expenditures	$14,610	$11,182	$15,175
Total debt	$9,829	$10,106	$33,441
Total capitalization (debt plus equity)	$190,282	$171,323	$176,670
Total debt to total capitalization	5%	6%	19%

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

Operating Cash Flows

Net cash provided by operating activities in 2007 was $22.1 million compared with $39.7 million in 2006. Operating cash flows in 2007 were impacted by higher inventory levels of $4.2 million, as well as an increase in income tax payments of $4.6 million in 2007, as compared to 2006. The increase in inventories in 2007 was primarily due to higher in-process customer tooling projects at automotive facilities and due to the timing of purchases of raw materials. In 2006, net cash provided by operating activities was positively impacted by decreases in inventories of $6.2 million and accounts receivable of $6.0 million.

Investing Cash Flows

Net cash used for investing activities was $14.6 million in 2007 compared with $11.2 million in 2006. For 2007, capital expenditures totaled $14.6 million compared with $11.2 million in 2006. The increase in capital expenditures was primarily due to the installation of equipment to accommodate new business at the Hamptonville, North Carolina operation, which comes on line in early 2008.

Financing Cash Flows

In 2007, net cash provided by financing activities was $1.2 million compared with net cash used for financing activities of $25.2 million in 2006. The company had no borrowings on its domestic revolving credit facility at December 31, 2007 and 2006 as a result of $23.7 million of repayments in 2006. Proceeds from common stock issuances were approximately $2.6 million in 2007 and $0.3 million in 2006. The Company repurchased $0.1 million of its common stock in the fourth quarter of 2007, compared with $0.8 million of repurchases in 2006. As of December 31, 2007, 1,131,525 shares remained eligible for repurchase under the Repurchase Program. The Company believes that its currently available resources, together with its capacity for growth and its accessibility to debt financing sources, are sufficient to satisfy its cash requirements for the foreseeable future.

Financing Arrangements

The Company amended its $50 million domestic revolving credit facility with a group of five banking institutions on February 1, 2005. The credit agreement’s maturity date is February 1, 2009. The modifications made to the restrictive and financial covenants were effective for the quarter ended December 31, 2004.

The Company had no borrowings under its $50 million domestic revolving credit facility at December 31, 2007 and December 31, 2006 and was in compliance with all financial covenants.

Certain foreign subsidiaries of the Company have available lines of credit totaling $12.4 million. As of December 31, 2007 and December 31, 2006, there were no amounts outstanding under these arrangements.

As of December 31, 2007, the Company had unused borrowing capacity of $60.1 million under various credit facilities; all of which was available as of December 31, 2007. Management believes that current financing arrangements provide sufficient capacity to meet working capital requirements and fund future capital expenditures.

Other than operating leases, the Company does not have any other material off-balance sheet financing arrangements.

Future Cash Requirements

At the end of 2007, total indebtedness was $9.8 million, or 5.2 percent of the Company’s total capital structure. Cash requirements for 2008 are expected to include the funding of ongoing operations, capital expenditures, payments due on capital and operating leases, pension plan contributions, income tax payments, share repurchases and debt service. Capital spending for 2008 is expected to be approximately $11.0 million to $13.0 million. The Company expects to finance its 2008 cash requirements from cash provided by operating activities and through borrowings under its existing credit agreements. The funded status of the Company’s defined benefit pension plans is dependent upon many factors, including returns on invested assets, levels of market interest rates and levels of contributions to the plans. The Company expects to contribute approximately $0.6 million to its defined benefit pension plans during 2008. The Company continually explores its core markets for suitable acquisitions, joint ventures, alliances and licensing agreements. If completed, such activities would be financed with cash generated from operations, under the credit facility described under “Financing Arrangements” above or other forms of financing, as required.

Contractual Obligations

The following table summarizes the Company’s significant obligations as of December 31, 2007 and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods:

	Payments Due by Period
In thousands	2008	2009	2010	2011	2012	After 5 years	Total
Contractual obligations:
Pension plan contributions	$595	$204	$204	$204	$204	$1,084	$2,495
Operating leases	4,321	3,553	2,852	2,075	1,847	9,116	23,764
Capital leases*	1,561	1,561	1,561	1,561	1,026	2,712	9,982
Long-term debt*	331	330	323	297	296	71	1,648
Purchase obligations	17,813	—	—	—	—	—	17,813
Total contractual obligations	$24,621	$5,648	$4,940	$4,137	$3,373	$12,983	$55,702
*	includes estimated interest payments

The above table does not reflect unrecognized tax benefits of $1.1 million, the timing of which is uncertain. Refer to Note 12 to the Consolidated Financial Statements for additional discussion on unrecognized tax benefits.

Purchase obligations in the table above are primarily related to contracts to purchase aluminum at various automotive operations ($16.3 million in 2007). Purchase orders or contracts for normal purchases of raw materials and other goods and services are not included in the table above. The Company is not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. For purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. The Company does not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed expected requirements.

The Company’s long-term debt payments and interest rates for all of the Company’s outstanding debt were fixed as of December 31, 2007. Actual payments may vary significantly from those included in the table above depending on future debt levels, timing of debt repayments and sources of funding utilized.

The Company’s future pension plan contributions relate to minimum contributions for the 2008 plan year based on the Company’s pension plan valuation at December 31, 2007. In addition, future amounts include contributions required under the Company’s Supplemental Executive Retirement Plan. See Note 10 in “Notes to Consolidated Financial Statements” for additional information regarding the Company’s pension plans.

In addition to the above contractual obligations, the Company utilizes letters of credit in the ordinary course of business for security deposit requirements. Outstanding letters of credit were $2.4 million and $2.1 million at December 31, 2007 and 2006, respectively. See Notes 3 and 13 in “Notes to Consolidated Financial Statements” for additional information regarding contractual obligations.

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

Intangible Assets and Goodwill

The Company accounts for business acquisitions under the purchase method whereby the assets and liabilities of acquired businesses are recorded at their estimated fair values at the date of acquisition. Goodwill represents the costs in excess of fair values assigned to the underlying net assets of acquired businesses. The Company had goodwill recorded of $30.9 million at December 31, 2007 and 2006.

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

The vital fluids business, which is included in the Company’s Filtration/Separation Segment and a reporting unit (as defined in FAS 142), had goodwill of $4.7 million recorded at December 31, 2007 and 2006. The vital fluids business reported operating losses in the years 2004 through 2006 as those years were negatively impacted by a product recall of certain of its blood transfer and storage products. The recall resulted in lower sales of blood related products, as well as rework, revalidation and other direct and indirect recall related costs during those periods.

The Company’s 2006 annual goodwill impairment testing analysis (“analysis”) included projected operating income and positive cash flows for the vital fluids business for the years 2007 through 2011. Based on those projections and other assumptions used in the analysis, the Company concluded that the fair value of the vital fluids business exceeded the carrying value of its net assets, and there was no impairment of goodwill at December 31, 2006. During 2007, the vital fluids business exceeded the projected operating income and positive cash flows amounts that were included in the Company’s 2006 analysis. The 2007 operating results were positively impacted by a strengthening in senior management and the sales force, an increased focus on product development, and operational efficiency improvements. The Company’s net sales of blood products for the year ended December 31, 2007 exceeded the blood products’ net sales recorded in 2006 and 2005. Based on projections and other assumptions used in the 2007 analysis, the Company concluded that the fair value of the vital fluids business exceeded the carrying value of its net assets, and there was no impairment of goodwill at December 31, 2007.

A one-percentage point increase in the discount rate used in the 2007 analysis would not change the Company’s conclusion. In addition, the 2007 analysis indicated that future operating income results of the vital fluids business would have to be lower by approximately 35 percent, than what was projected in the 2007 analysis, for the Company to be required to measure the amount of an impairment loss, if any. The Company expects the vital fluids business to achieve these future levels of operating income and positive cash flows, however, if the vital fluids business does not achieve these results in the future there could be a partial or full impairment of its goodwill.

Pensions

The Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (FAS 158) on December 31, 2006 for its defined benefit pension plans and the impact was not material to the Company’s consolidated financial position, results of operations or cash flows as of or for the year ended December 31, 2006 (See Note 10 in Notes to Consolidated Financial Statements). Pension cost and the related obligations recognized in the consolidated financial statements are determined on an actuarial basis. The determination of such amounts is made in consultation with the Company’s outside actuary based on information and assumptions provided by the Company. A substantial portion of the Company’s pension amounts relate to its defined benefit plans in the United States.

On April 27, 2006, the Board of Directors of the Company approved an amendment to certain of the Company’s domestic defined benefit pension plans, effective June 30, 2006, which provided that benefits under these pension plans will stop accruing for all eligible employees not covered under a collective bargaining agreement. The amendment did not result in a significant pension curtailment during the second quarter of 2006. This amendment significantly reduced pension cost in 2007, as compared to 2006, as the majority of employees are no longer accruing benefits under the domestic defined benefit pension plans.

A significant element in determining the Company’s pension cost is the expected return on plan assets. Based on a review of market trends, actual returns on plan assets and other factors, the Company’s expected long-term rate of return on plan assets of 8.50 percent will be utilized for determining 2008 pension cost, which was also used for 2007. In determining the expected return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of marketable debt and equity securities and economic and other indicators of future performance. Investment management objectives include maintaining an adequate level of diversification to balance market risk and to provide sufficient liquidity for near-term payments of benefits accrued under the plan and to pay the expenses of administration. The investment plan assets are stated at fair value, which is based on quoted market prices in an active market. The expected long-term rate of return on assets is applied to the value of plan assets at the beginning of the year and this produces the expected return on plan assets that is included in the determination of pension cost for that year. The difference between this expected return and the actual return on plan assets is deferred, within certain parameters, as discussed below. The Company continually evaluates its expected long-term rate of return and will adjust such rate as deemed appropriate.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities, as well as the following year’s pension cost. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. At December 31, 2007, the Company based its discount rate assumption on a cash flow matching analysis, which matches the future cash outflows of the pension plans to a yield curve comprised of high quality fixed-income investments. Benefit payments are discounted at the rates on the curve and a single discount rate specific to the plans is determined. Prior to 2007, in estimating the discount rate, the Company looked to rates of return on high-quality, bond indices. However, these indices gave only an indication of the appropriate discount rate because the cash flows of the bonds comprising the indices may not have precisely matched the projected benefit payment stream of the plan. For this reason, the Company also considered the individual characteristics of the plan, such as projected cash flow patterns and payment durations, when setting the discount rate. The Company believes the discount rate approach at December 31, 2007, considered a change in estimate, permits a better match of future cash outflows related to benefit payments. At December 31, 2007, the Company determined this rate to be 6.29 percent. Increases or decreases in the discount rate result in decreases and increases, respectively, in the projected benefit obligation. The net effect on pension liabilities from changes in the discount rate is deferred within certain parameters, as discussed below.

FAS 87 requires that gains or losses (as defined in FAS 87) be deferred unless the unrecognized net gain or loss at the end of a year exceeds a “corridor” (as defined in FAS 87). If the deferred gain or loss exceeds the corridor at the end of the year, then the amount in excess of the corridor is amortized over a period equal to the average remaining service period of active employees expected to receive benefits. Since benefit accruals were frozen on certain domestic defined benefit plans on June 30, 2006, these plan participants are considered inactive participants. Therefore, the gain/loss amortization for 2007 and beyond for these plans will be amortized over the average remaining life expectancy of all plan participants. As of December 31, 2007 and 2006, the net deferred loss exceeded the corridor. Consequently pension cost for 2008 will include amortization of a portion of the deferred loss in excess of the corridor. The amount of amortization in future years will be dependent on changes in the components of the deferred loss amount, particularly actual return on plan assets in relation to the estimated return on plan assets, as well as future increases or decreases in the discount rate.

For the year ended December 31, 2007, the Company recognized pension income of $0.3 million as a result of the expected return on assets exceeding the aggregate of (i) service cost from eligible employees covered under a collective bargaining agreement, (ii) interest cost and (iii) amortization of actuarial loss and prior service cost. As discussed above, the Company’s discount rate was 6.29 percent at December 31, 2007 and was used for purposes of determining 2008 pension cost. Pension cost is expected to be minimal for 2008. See Note 10 in “Notes to Consolidated Financial Statements.”

The Company contributed approximately $2.2 million to its defined benefit pension plans during 2007 and expects to contribute approximately $0.6 million in 2008.

Income Taxes

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

Deferred tax assets, net of valuation allowance, related to future tax benefits arising from deductible temporary differences and tax carryforwards were $9.3 million and $17.0 million at December 31, 2007 and 2006, respectively. Management believes that the Company’s earnings during the periods when the temporary differences become deductible will be sufficient to realize the related net future income tax benefits. For those jurisdictions where the projected operating results indicate that the ability to realize the future benefits is uncertain or not likely, a valuation allowance has been provided.

In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax law, changes in statutory tax rates and future levels of taxable income. In the event the Company were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce such amounts through a charge to income in the period that such determination was made. Conversely, if the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance and record an increase to income in the period that such determination was made. See Note 12 in “Notes to Consolidated Financial Statements.”

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, France and Germany. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2004. The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) on January 1, 2007. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes.” In assessing the need for reserves for uncertainties in income taxes recognized, a significant number of estimates and judgments must be made by the Company in order to meet the provisions of FIN 48.

As a result of the implementation of FIN 48, the Company recognized a $0.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. As of January 1, 2007, the net amount of unrecognized tax benefits was $1.0 million. During the year ended December 31, 2007, the Company recorded a $0.1 million increase in the liability for unrecognized tax benefits. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.1 million as of December 31, 2007.

Unremitted earnings of foreign subsidiaries have been included in the consolidated financial statements without giving effect to the United States taxes that may be payable on the distribution to the United States because it is not anticipated such earnings will be remitted to the United States. If remitted, the additional United States tax liability is not expected to be material.

The Company’s effective tax rates in future periods could be adversely affected by earnings being lower or higher than anticipated in countries where tax rates differ from the United States federal rate, the relative impact of permanent tax adjustments on higher or lower earnings from domestic operations, changes in net deferred tax asset valuation allowances, changes in tax rates or tax laws and the completion of tax audits. During 2007, the Company recorded an income tax charge of $0.5 million due to enacted changes in statutory tax rates in Germany that are effective January 1, 2008. The Company adjusted its deferred taxes to reflect the reduced tax rate at which these deferred tax benefits will be expected to be realized after 2007.

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

Equity Compensation Plans

The Company adopted SFAS No. 123(R), “Share-Based Payment,” on January 1, 2006 using the modified prospective method, and in connection therewith compensation expense was recognized in its consolidated statements of operations for the years ended December 31, 2007 and 2006. The financial statements of prior periods do not reflect any restated amounts. The Company recognizes expense on a straight-line basis over the vesting period of the entire award. Stock-based compensation expense includes the estimated effects of forfeitures, and such estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. The effect of changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods. The Company estimates the fair value of option grants based on the Black Scholes option-pricing model. Expected volatility and expected term are based on historical information. The Company determined that its future volatility and expected term are not likely to materially differ from the Company’s historical stock price volatility and historical exercise data, respectively.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:

	2007	2006	2005
Risk-free interest rate	4.4%	4.7%	4.4%
Expected life	6 years	7 years	7 years
Expected volatility	44%	44%	47%
Expected dividend yield	0%	0%	0%

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007. Relative to SFAS 157, the FASB proposed FASB Staff Positions (FSP) 157-a, 157-b, and 157-c. FSP 157-a amends SFAS 157 to exclude Financial Accounting Standards No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-b delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-c clarifies the principles in SFAS 157 on the fair value measurement of liabilities. Public comments on FSP 157-a and 157-b were due in January 2008, while public comments on FSP 157-c were due in February 2008. The Company is currently evaluating the potential impact of this Statement.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (FAS 141R). FAS 141R amends FAS 141 and provides revised guidance requiring the acquirer to recognize and measure, at fair value on the acquisition date, identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. Transaction and restructuring costs generally will be expensed as incurred. The Statement also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. The Company is currently evaluating the potential impact of this Statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (ARB) No. 51” (FAS 160). FAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The adoption of FAS 160 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

OTHER KEY FINANCIAL ITEMS

Cash and cash equivalents – Cash and cash equivalents increased to $15.7 million as of December 31, 2007 compared with $6.4 million as of December 31, 2006. The increase of $9.3 million in 2007 was due to cash generated from operating activities and financing activities exceeding capital expenditures.

Accounts receivable – Accounts receivable, net of the allowance for doubtful receivables, were $49.5 million at the end of 2007 compared with $47.9 million at the end of 2006. The increase was primarily related to the change in foreign currency translation rates at December 31, 2007 as compared to December 31, 2006.

Inventories – Inventories were $37.2 million as of December 31, 2007 compared with $31.6 million as of December 31, 2006. The increase was primarily related to higher in-process customer tooling projects at automotive facilities of $2.2 million and changes in foreign currency translation rates, resulting in an increase of $1.2 million, at December 31, 2007 as compared to December 31, 2006. The remaining increase in inventories was primarily due to the timing of purchases of raw materials.

Working capital and current ratio – Working capital at December 31, 2007 was $63.5 million, compared to $50.6 million at December 31, 2006. The ratio of current assets to current liabilities in 2007 increased to 2.4:1 from 2.2:1 in 2006.

Capital expenditures – Capital expenditures were $14.6 million in 2007, $11.2 million in 2006, and $15.2 million in 2005. Capital spending for 2008 is expected to be approximately $11.0 million to $13.0 million.

Total debt to total capitalization – Total debt to total capitalization decreased to 5.2 percent in 2007 compared with 5.9 percent in 2006. The decrease was due to the combination of stockholders’ equity increasing $19.2 million and consistent debt levels in 2007 as compared with 2006.

Stockholders’ equity – Stockholders’ equity increased to $180.5 million at December 31, 2007 from $161.2 million at December 31, 2006. The increase in stockholders’ equity in 2007 was primarily due to net income of $9.1 million, foreign currency translation adjustments of $5.8 million, common stock activity of $2.5 million, pension liability adjustments of $1.2 million and stock based compensation expense of $0.9 million. The adoption of FIN 48 decreased stockholders’ equity by $0.3 million in 2007. On a per share basis, stockholders’ equity increased to $10.89 at December 31, 2007 from $9.92 at December 31, 2006.

Dividend policy – Currently, the Company does not pay a cash dividend on its Common Stock. The Company’s domestic revolving credit facility contains restrictions that limit the amount of dividends (whether in cash, securities or other property, unless payable solely in additional shares of the Company’s capital stock) that can be paid to shareholders of its capital stock each fiscal year.

Off Balance Sheet Arrangements – Other than operating leases, the Company does not have any other material off-balance sheet financing arrangements.

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

INTEREST RATE RISK

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impact interest paid on its debt. At December 31, 2007, the Company had no loans or lines of credit balances with variable interest rates, therefore, a 10 percent change in the weighted average interest rate on the Company’s variable rate debt would not have any impact to the Company’s consolidated financial position, results of operations or cash flows. The weighted average interest rate paid on variable rate debt was 6.2 percent in 2007, 6.4 percent in 2006 and 5.1 percent in 2005.

The weighted average interest rate on long-term debt was 5.2 percent for the year ended December 31, 2007 compared with 5.7 percent for 2006 and 5.1 percent for 2005.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is contained under Item 15 “Exhibits, Financial Statement Schedules.”

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, conducted an evaluation as of December 31, 2007 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that it has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have not been any changes in the Company’s internal controls over financial reporting during the Company’s year ended December 31, 2007 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. See “Management’s Report on Internal Control Over Financial Reporting” on page F-1, which is incorporated by reference to this Item, for further discussion of management’s assessment of internal controls related to Section 404 of the Sarbanes-Oxley Act.

Item 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference from the sections entitled “Board of Directors” and “Corporate Governance” of the definitive Proxy Statement of Lydall to be filed with the Securities and Exchange Commission in connection with its Annual Meeting of Stockholders to be held on April 25, 2008. Information regarding the Executive Officers of the Company is contained in this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from the sections entitled “Fiscal Year 2007 Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report on Executive Compensation,” “Fiscal Year 2007 Summary Compensation Table,” “Grants of Plan-Based Awards For 2007,” “Outstanding Equity Awards at Fiscal Year-End 2007,” “Option Exercises and Stock Vested for 2007,” and “Pension Benefits” of the definitive Proxy Statement of Lydall to be filed with the Commission in connection with its Annual Meeting of Stockholders to be held on April 25, 2008.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from the sections entitled “Equity Compensation Plan Information” and “Securities Ownership of Directors, Certain Officers and 5 Percent Beneficial Owners” of the definitive Proxy Statement of Lydall to be filed with the Commission in connection with its Annual Meeting of Stockholders to be held on April 25, 2008.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from the sections entitled “Independence Determination,” “Related Party Transactions,” and “Compensation Committee Interlocks and Insider Participation” of the definitive Proxy Statement of Lydall to be filed with the Commission in connection with its Annual Meeting of Stockholders to be held on April 25, 2008.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference from the sections entitled “Ratification of Appointment of Independent Auditors,” and “Principal Fees and Services” of the definitive Proxy Statement of Lydall to be filed with the Commission in connection with its Annual Meeting of Stockholders to be held on April 25, 2008.

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

a) 3, Exhibits Included Herein or Incorporated by Reference:

3.1	Certificate of Incorporation of the Registrant, as amended through the date of filing of this report, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.
3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.
4.1	Certain long-term debt instruments, each representing indebtedness in an amount equal to less than 10 percent of the Registrant’s total consolidated assets, have not been filed as exhibits to this Annual Report on Form 10-K. The Registrant will file these instruments with the Commission upon request.
10.2	Waiver letter dated October 17, 2005 to the Company’s Credit Agreement, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2005 and incorporated herein by this reference.
10.3*	Lydall, Inc. Board of Directors Deferred Compensation Plan effective January 1, 1991, filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K dated March 26, 1991 and incorporated herein by this reference.
10.4*	Amendment No. 8 dated December 30, 2005, to the Lydall, Inc. Supplemental Executive Retirement Plan, filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K dated March 16, 2006 and incorporated herein by this reference.
10.5*	Amended and restated, 1992 Stock Incentive Compensation Plan, dated May 14, 1992, amended through March 10, 1999, filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.
10.6*	Lydall 2003 Stock Incentive Compensation Plan, with an effective date of October 24, 2002, filed as Exhibit A to the Company’s definitive Proxy Statement on March 26, 2003 and incorporated herein by this reference.
10.7	Asset Purchase and Sale Agreement between Lydall Filtration/Separation, Inc. and Bennett Fleet (Chambly), Inc., dated April 2, 2001, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated May 11, 2001 and incorporated herein by this reference.
10.8	Credit Agreement dated as of July 14, 1999, amended and restated as of May 13, 2002, and amended and restated as of August 29, 2003, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 7, 2003 and incorporated herein by this reference.
10.9	Amendment dated as of July 27, 2004 to the Credit Agreement dated as of July 14, 1999, amended and restated as of May 13, 2002 and amended and restated as of August 29, 2003, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 6, 2004, and incorporated herein by this reference.
10.10	First Amendment Agreement as of February 1, 2005 to the Credit Agreement dated as of July 14, 1999, amended and restated as of May 13, 2002, amended and restated as of August 29, 2003 and amended as of July 27, 2004, filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K dated March 15, 2005, and incorporated herein by this reference.
10.11	Contract for a Consortium Credit in the Amount of €6,000,000, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 7, 2003 and incorporated herein by this reference.
10.12	Supplement to the Contract for a Consortium Credit in the Amount of €6,000,000, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 7, 2007 and incorporated herein by this reference.
10.13*	Indemnification Agreement and Confidentiality Agreement with David Freeman dated January 10, 2007, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated January 16, 2007 and incorporated herein by this reference.
10.14*	Employment Agreement and Indemnification Agreement with Thomas P. Smith dated January 10, 2007, filed as Exhibit 10.2 to the Registrant’s Form 8-K dated January 16, 2007 and incorporated herein by this reference.
10.15*	Employment Agreement with Mona G. Estey dated January 10, 2007, filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K dated March 13, 2007 and incorporated herein by this reference.
10.16*	Employment Agreement with Mary A. Tremblay dated January 10, 2007, filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K dated March 13, 2007 and incorporated herein by this reference.
10.17*	Employment Agreement with Randall L. Byrd dated January 10, 2007, filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K dated March 13, 2007 and incorporated herein by this reference.
10.18*	Employment Agreement with Peter V. Ferris dated January 29, 2007, filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K dated March 13, 2007 and incorporated herein by this reference.

10.19*	Amendment to Employment Agreement with Peter V. Ferris dated July 24, 2007, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 3, 2007 and incorporated herein by this reference.

10.20*	Employment Agreement with Bill W. Franks, Jr. dated January 10, 2007, filed as Exhibit 10.3 to the Registrant’s Form 8-K dated January 16, 2007 and incorporated herein by this reference.

10.21*	Employment Agreement with Kevin T. Longe dated January 10, 2007, filed as Exhibit 10.4 to the Registrant’s Form 8-K dated January 16, 2007 and incorporated herein by this reference.
10.22*	Letter of Understanding with Bertrand Ploquin regarding severance in the event of termination, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 4, 2005 and incorporated herein by this reference.
10.23*	Amendment to Letter of Understanding between Lydall, Inc. and Bertrand Ploquin dated January 10, 2007, filed as Exhibit 10.5 to the Registrant’s Form 8-K dated January 16, 2007 and incorporated herein by this reference.
10.24*	Employment Agreement with John Tattersall dated January 10, 2007, filed as Exhibit 10.22 to the Registrant’s Annual Report on Form 10-K dated March 13, 2007 and incorporated herein by this reference.
10.25*	Employment Agreement with Dale Barnhart dated July 31, 2007, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated August 3, 2007 and incorporated herein by this reference.
10.26*	Indemnification Agreement with Dale Barnhart dated July 31, 2007, filed as Exhibit 10.2 to the Registrant’s Form 8-K dated August 3, 2007 and incorporated herein by this reference.
10.27*	Restricted Stock Agreement dated July 1, 2003 between Lydall, Inc. and David Freeman, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated November 7, 2003 and incorporated herein by this reference.
10.28	Capital lease agreement between Lydall Thermique Acoustique S.A.S., CMCIC Lease and Natiocredimurs Societe en Nom Collectif, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2004 and incorporated herein by reference.
10.29*	Form of Nonqualified Stock Option Agreement (Under the Lydall 2003 Stock Incentive Plan), filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2004 and incorporated herein by this reference.
10.30*	Form of Agreement Covering Annual Nonqualified Stock Option Awards to Outside Directors (Under the Lydall 2003 Stock Incentive Plan), filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2004 and incorporated herein by this reference.
10.31*	Form of Agreement Covering Nonqualified Stock Option Awards to Outside Directors in Lieu of Cash-Based Retirement Benefits (Under the Lydall 2003 Stock Incentive Plan), filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2004 and incorporated herein by this reference.
10.32*	Form of Incentive Stock Option Agreement (Under the Lydall 2003 Stock Incentive Plan), filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K dated March 13, 2007 and incorporated herein by this reference.
10.33*	Form of Restricted Stock Award Agreement (Under the Lydall 2003 Stock Incentive Plan), filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K dated March 13, 2007 and incorporated herein by this reference.
10.34*	Lydall, Inc. 2007 Performance Bonus Program, filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K dated March 13, 2007 and incorporated herein by this reference.
14.1	Code of Ethics for the Chief Executive Officer, Senior Financial Officers and All Accounting and Financial Personnel, filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference. This document can also be accessed on Lydall’s website at www.lydall.com under the Corporate Governance section.
21.1	List of subsidiaries of the Registrant, filed herewith.
23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.
24.1	Power of Attorney, dated March 12, 2008, authorizing Dale Barnhart and/or Thomas P. Smith to sign this report on behalf of each member of the Board of Directors indicated therein, filed herewith.
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lydall, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYDALL, INC.

March 17, 2008	By:	/s/ JAMES V. LAUGHLAN
James V. Laughlan Controller and Principal Accounting Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lydall, Inc. in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DALE G. BARNHART Dale G. Barnhart	President, Chief Executive Officer and Director (Principal Executive Officer)	March 17, 2008

/s/ THOMAS P. SMITH Thomas P. Smith	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 17, 2008

/s/ JAMES V. LAUGHLAN James V. Laughlan	Controller and Principal Accounting Officer	March 17, 2008

/s/ THOMAS P. SMITH Thomas P. Smith Attorney-in-fact for:		March 17, 2008

Lee A. Asseo	Director

Kathleen Burdett	Director

W. Leslie Duffy	Chairman of the Board of Directors

Matthew T. Farrell	Director

William D. Gurley	Director

Suzanne Hammett	Director

S. Carl Soderstrom, Jr.	Director

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Lydall is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007 as required by Rule 13a-15(c) under the Securities Exchange Act of 1934. The Company utilized the criteria and framework established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework in performing this assessment. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2007. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

/s/ DALE G. BARNHART	/s/ THOMAS P. SMITH
Dale G. Barnhart President and Chief Executive Officer	Thomas P. Smith Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lydall, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of Lydall, Inc and its subsidiaries at December 31, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Hartford, CT

March 17, 2008

Lydall, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
In thousands except per share data	2007	2006	2005
Net sales	$338,894	$326,358	$306,485
Cost of sales	262,759	253,561	242,564
Gross margin	76,135	72,797	63,921
Selling, product development and administrative expenses	60,105	57,466	56,256
Operating income	16,030	15,331	7,665
Interest expense	490	1,363	1,676
Other income, net	(140)	(27)	(1,071)
Income before income taxes	15,680	13,995	7,060
Income tax expense	6,573	3,767	1,617
Income before cumulative effect of change in accounting principle	9,107	10,228	5,443
Cumulative effect of change in accounting principle, net of tax benefit of $185	—	—	(342)
Net income	$9,107	$10,228	$5,101
Basic earnings per common share:
Income before cumulative effect of change in accounting principle	$.56	$.63	$.34
Cumulative effect of change in accounting principle	—	—	(.02)
Net income	$.56	$.63	$.32
Weighted average common shares outstanding	16,295	16,147	16,083
Diluted earnings per common share:
Income before cumulative effect of change in accounting principle	$.55	$.63	$.34
Cumulative effect of change in accounting principle	—	—	(.02)
Net income	$.55	$.63	$.32
Weighted average common shares and equivalents outstanding	16,472	16,198	16,148

The accompanying notes are an integral part of these consolidated financial statements.

Lydall, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands of dollars and shares	2007	2006
Assets
Current assets:
Cash and cash equivalents	$15,716	$6,402
Accounts receivable (including allowance for doubtful receivables of $1,052 and $1,219)	49,539	47,947
Inventories, net	37,181	31,579
Prepaid expenses and other current assets, net	5,196	4,947
Deferred tax assets	2,346	3,452
Total current assets	109,978	94,327
Property, plant and equipment, net	107,332	103,469
Goodwill	30,884	30,884
Deferred tax assets	4,854	6,015
Other assets, net	5,536	6,478
Total assets	$258,584	$241,173
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,452	$1,192
Accounts payable	27,586	24,929
Accrued taxes	1,712	3,576
Accrued payroll and other compensation	7,450	8,524
Other accrued liabilities	8,272	5,496
Total current liabilities	46,472	43,717
Long-term debt	8,377	8,914
Deferred tax liabilities	16,354	16,397
Pension and other long-term liabilities	6,928	10,928
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock (par value $1.00 per share; authorized 500,000 shares; none issued or outstanding)	—	—
Common stock (par value $.10 per share; authorized 30,000 shares; issued 23,004 and 22,676 shares)	2,301	2,268
Capital in excess of par value	50,105	46,639
Retained earnings	188,696	179,911
Accumulated other comprehensive income (loss)	4,252	(2,771)
Treasury stock, 6,428 and 6,420 shares of common stock, respectively, at cost	(64,901)	(64,830)
Total stockholders’ equity	180,453	161,217
Total liabilities and stockholders’ equity	$258,584	$241,173

The accompanying notes are an integral part of these consolidated financial statements.

Lydall, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
In thousands	2007	2006	2005
Cash flows from operating activities:
Net income	$9,107	$10,228	$5,101
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,227	15,439	15,229
Deferred income taxes	2,814	1,710	429
Stock based compensation	937	544	258
Loss on disposition of property, plant and equipment, net	267	840	300
Curtailment gain	—	—	(302)
Change in accounting principle	—	—	527
Changes in operating assets and liabilities:
Accounts receivable	120	6,037	(4,553)
Inventories	(4,162)	6,262	1,712
Prepaid expenses and other assets	684	384	164
Accounts payable	1,746	430	(2,444)
Accrued taxes	(2,117)	1,244	2,442
Accrued payroll and other compensation	(1,437)	(1,591)	789
Other, net	(1,053)	(1,824)	(1,479)
Net cash provided by operating activities	22,133	39,703	18,173
Cash flows from investing activities:
Capital expenditures	(14,610)	(11,182)	(15,175)
Reimbursement of cash from leasing company	—	—	3,133
Net cash used for investing activities	(14,610)	(11,182)	(12,042)
Cash flows from financing activities:
Debt proceeds	31,251	80,300	97,335
Debt repayments	(31,473)	(104,044)	(102,328)
Capital lease payments	(1,032)	(847)	(668)
Common stock repurchased	(71)	(849)	—
Common stock issued	2,556	257	512
Net cash provided by (used for) financing activities	1,231	(25,183)	(5,149)
Effect of exchange rate changes on cash	560	902	(400)
Increase in cash and cash equivalents	9,314	4,240	582
Cash and cash equivalents at beginning of year	6,402	2,162	1,580
Cash and cash equivalents at end of year	$15,716	$6,402	$2,162
Supplemental Schedule of Cash Flow Information
Cash paid during the year for:
Interest	$598	$1,622	$1,962
Income taxes	$6,597	$1,959	$387
Noncash transactions:
Pension liability adjustment	$2,005	$1,722	$2,440
Capital lease obligation	$—	$—	$754
Restricted stock issuances	$—	$—	$41
FIN 48 adjustment	$322	$—	$—
SAB 108 adjustment	$—	$1,175	$—

The accompanying notes are an integral part of these consolidated financial statements.

Lydall, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Unearned Compen- sation	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock	Total Stock- holders’ Equity
Balance at December 31, 2004	22,532	$2,253	$46,147	$(555)	$163,407	$(2,262)	$(64,486)	$144,504
Net income					5,101			5,101
Other comprehensive income:
Foreign currency translation adjustments						(5,714)		(5,714)
Minimum pension liability adjustment, net of income tax benefits $926						(1,513)		(1,513)
Change in fair value of derivative instruments, net of income taxes of $43						80		80

Comprehensive income								(2,046)
Stock issued under employee plans	17	2	172	(33)				141
Amortization of unearned compensation				258				258
Stock issued to Directors			(133)				505	372
Balance at December 31, 2005	22,549	2,255	46,186	(330)	168,508	(9,409)	(63,981)	143,229
SAB 108 Adjustment					1,175			1,175
Net income					10,228			10,228
Other comprehensive income:
Foreign currency translation adjustments						5,617		5,617
Minimum pension liability adjustment, net of income taxes of $755						1,204		1,204
Change in fair value of derivative instrument, net of income tax benefits of $22						(36)		(36)

Comprehensive income								17,013
Adjustment to initially apply SFAS No. 158, net of income tax benefits of $90						(147)		(147)
Stock repurchased							(849)	(849)
Stock issued under employee plans	109	11	67					78
Stock based compensation expense			214	330				544
Stock issued to Directors	18	2	172					174
Balance at December 31, 2006	22,676	2,268	46,639	—	179,911	(2,771)	(64,830)	161,217
Net income					9,107			9,107
Other comprehensive income:
Foreign currency translation adjustments						5,811		5,811
Change in pension plans, net of income taxes of $762						1,243		1,243
Change in fair value of derivative instrument, net of income tax benefits of $19						(31)		(31)

Comprehensive income								16,130
FIN 48 Adjustment					(322)			(322)
Stock repurchased							(71)	(71)
Stock issued under employee plans	314	32	2,079					2,111
Tax benefit related to stock plans			283					283
Stock based compensation expense			937					937
Stock issued to Directors	14	1	167					168
Balance at December 31, 2007	23,004	$2,301	$50,105	$—	$188,696	$4,252	$(64,901)	$180,453

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

Concentrations of credit risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents in high-quality financial institutions and instruments with a minimum investment grade rating of BBB or better or equivalent. Concentrations of credit risk with respect to trade accounts receivable are limited by the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies. Foreign and export sales were 45 percent of the Company’s net sales in 2007, 43 percent in 2006 and 45 percent in 2005. Export sales primarily to Europe, Asia, Mexico and Canada were $47.5 million, $45.1 million and $47.3 million in 2007, 2006 and 2005, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. Sales to the automotive market were approximately 52 percent of the Company’s net sales in 2007, 52 percent in 2006 and 54 percent in 2005. Sales to Chrysler were approximately 13 percent in 2007 and sales to DaimlerChrysler were approximately 17 percent and 13 percent of Lydall’s total net sales in 2006 and 2005, respectively. No other customer accounted for more than 10 percent of total net sales in 2007, 2006 or 2005.

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

Periodically, the Company enters into contractually guaranteed reimbursement arrangements related to the sale of tooling to customers. Under these arrangements, revenue is recognized upon acceptance of the tooling by the customer and amounts due under such arrangements are settled over the part supply arrangement, in accordance with the specific terms of the arrangement. The amounts due from the customer in such transactions are recorded in “Prepaid expenses and other current assets, net” or “Other assets, net” based upon the expected term of the reimbursement arrangement.

Occasionally, the Company incurs costs in excess of those contractually reimbursed. In those cases, the Company expenses the excess incurred costs, unless the customer provides the Company the non-cancelable right to use the tooling during the part supply arrangement. In those situations, the excess costs are capitalized and then amortized over the expected life of the part supply arrangement. For such part supply arrangements, tooling costs are recorded in inventory as incurred and, upon customer acceptance of the tooling, the related revenue and costs are recorded, as applicable, and any non-reimbursed portion of the costs is reclassified to “Other assets, net” and amortized over the life of the part supply arrangement (typically not to exceed three years). As of December 31, 2007 and 2006, there were no costs recorded on the Company’s balance sheet related to a non-cancelable right to use a tool during the part supply arrangement.

The Company also may progress bill on certain tooling being constructed. These billings are recorded as progress billings (a reduction of the associated inventory) until the appropriate revenue recognition criteria have been met.

The following tooling related assets were included in the Consolidated Balance Sheets as of December 31, 2007 and 2006:

	December 31,
In thousands	2007	2006
Inventories, net of progress billings and reserves	$6,858	$4,655
Prepaid expenses and other current assets, net	358	641
Other assets, net	75	887
Total tooling related assets	$7,291	$6,183

Amounts included in “Prepaid expenses and other current assets, net” include the short-term portion of receivables due under reimbursement arrangements and amounts included in “Other assets, net” represent the long-term portion of those receivables. Included in the inventory balance was an offset for progress billings of $0.2 million and $1.1 million at December 31, 2007 and 2006, respectively. Company owned tooling is recorded in “Property, plant and equipment, net” and was not material at December 31, 2007 or 2006.

Property, plant and equipment – Property, plant, and equipment are stated at cost. Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Property, plant and equipment, including property, plant and equipment under capital leases, are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are depreciated on a straight-line basis over the term of the lease or the life of the asset, whichever is shorter. The cost and accumulated depreciation amounts applicable to assets sold or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any net gain or loss is included in the Consolidated Statements of Operations. Expenses for maintenance and repairs are charged to expense as incurred.

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

Employer Sponsored Benefit Plans – On December 31, 2006, the Company adopted SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (FAS 158). This Statement amends FASB Statement No. 87, FASB Statement No. 88, FASB Statement No. 106, and FASB Statement No. 132 (revised 2003), and other related accounting literature. FAS 158 requires an employer with publicly traded equity securities to recognize the funded status of a defined benefit postretirement plan as well as provide additional disclosures. The impact of adopting FAS 158 was not material to the Company’s consolidated financial position, results of operations or cash flows as of or for the year ended December 31, 2006 (See Note 10).

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

Accrued liabilities for conditional asset retirement obligations as of December 31, 2007 were as follows:

In thousands	Total
Balance as of December 31, 2006	$758
Accretion	26
Payments	(291)
Foreign currency translation	52
Balance as of December 31, 2007	$545

The following table illustrates the effect on net income and earnings per share as if FIN 47 had been applied during the period presented:

In thousands except per share data	For the year ended December 31, 2005
Net income — as reported	$5,443
Less: Total depreciation and interest accretion costs, net of tax	(30)
Net income — pro forma	$5,413
Basic earnings per common share:
Net income — as reported	$.34
Net income — pro forma	.34
Diluted earnings per common share:
Net income — as reported	$.34
Net income — pro forma	.34

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

Research and development – Research and development costs are charged to expense as incurred and amounted to $8.5 million in 2007, $8.6 million in 2006 and $8.8 million in 2005. Research and development costs were primarily comprised of development personnel salaries, prototype material costs and testing and trials of new products.

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

Stock options and share grants – The Company adopted SFAS No. 123(R), “Share-Based Payment” on January 1, 2006 using the modified prospective method. SFAS No. 123(R) requires that companies account for awards of equity instruments under the fair value method of accounting and recognize such amounts in the statements of operations. In connection therewith, compensation expense was recognized in its consolidated statements of operations for the years ended December 31, 2007 and 2006. The financial statements of prior periods presented do not reflect any restated amounts. The Company recognizes expense on a straight-line basis over the vesting period of the entire award. Stock-based compensation expense includes the estimated effects of forfeitures, and such estimates of forfeitures will be adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. The effect of changes in estimated forfeitures will be recognized in the period of change and will also impact the amount of expense to be recognized in future periods. The Company estimates the fair value of option grants based on the Black Scholes option-pricing model. Expected volatility and expected term are based on historical information. The Company determined that its future volatility and expected term are not likely to materially differ from the Company’s historical stock price volatility and historical exercise data, respectively. Compensation expense for restricted stock is recorded based on the market value of the stock on the grant date and amortized to expense over the vesting period of the award.

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

The following table illustrates the effect on net income and earnings per share had compensation cost been recognized based on the fair value of the options at the grant dates for awards under those plans consistent with FAS 123(R) using the Black-Scholes fair value method for option pricing:

In thousands except per share data	For the year ended December 31, 2005
Net income — as reported	$5,101
Add: Stock-based employee compensation expense included in net income, net of related tax effects	165
Less: Total stock-based employee compensation expense under FAS 123, as determined under the fair value method, net of related tax effects	(2,151)
Net income — pro forma	$3,115
Basic earnings per common share:
Net income — as reported	$.32
Net income — pro forma	.19
Diluted earnings per common share:
Net income — as reported	$.32
Net income — pro forma	.19

Recently issued accounting standards – In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. This Statement is effective for fiscal years beginning after November 15, 2007. Relative to SFAS 157, the FASB proposed FASB Staff Positions (FSP) 157-a, 157-b, and 157-c. FSP 157-a amends SFAS 157 to exclude Financial Accounting Standards No. 13, “Accounting for Leases,” and its related interpretive accounting pronouncements that address leasing transactions, while FSP 157-b delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. FSP 157-c clarifies the principles in SFAS 157 on the fair value measurement of liabilities. Public comments on FSP 157-a and 157-b were due in January 2008, while public comments on FSP 157-c were due in February 2008. The Company is currently evaluating the potential impact of this Statement.

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

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (FAS 141R). FAS 141R amends FAS 141 and provides revised guidance requiring the acquirer to recognize and measure, at fair value on the acquisition date, identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. Transaction and restructuring costs generally will be expensed as incurred. The Statement also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively. The Company is currently evaluating the potential impact of this Statement.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin (ARB) No. 51” (FAS 160). FAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The adoption of FAS 160 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Reclassification of financial information – Certain prior year components of the consolidated financial statements have been reclassified to be consistent with current year presentation.

In September 2006, the Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements in Current Year Financial Statements” (SAB 108). SAB 108 was issued in order to eliminate the diversity of practice surrounding how public companies quantify financial statement misstatements. The Company applied the provisions of SAB 108 using the cumulative effect transition method in connection with the preparation of its annual financial statements for the year ended December 31, 2006. Consequently, the Company recorded a decrease in net deferred income tax liabilities in the amount of $1.2 million and an increase in retained earnings of $1.2 million as of January 1, 2006. This adjustment was primarily due to Lydall recording excess deferred tax liabilities related to differences in income tax basis and financial reporting basis of certain property, plant and equipment, which resulted in the overstatement of deferred income tax liabilities prior to 2002. There were no misstatements impacting the Company’s Consolidated Statements of Operations for any years presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006.

2. Financial Instruments

The Company did not hold any material investments in financial instruments at December 31, 2007 or 2006. No material gains or losses on investments were realized in 2007, 2006 or 2005. For the purpose of computing realized gains and losses, cost is determined on the specific identification basis.

The Company utilizes letters of credit in the ordinary course of business to satisfy security deposit requirements. Outstanding letters of credit were $2.4 million as of December 31, 2007 and $2.1 million as of December 31, 2006.

The carrying amounts and fair values of financial instruments as of December 31, 2007 and 2006 were as follows:

	2007		2006
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial Liabilities:
Current portion of long-term debt	$1,452	$1,426	$1,192	$1,187
Long-term debt	$8,377	$8,253	$8,914	$8,928

The above fair values were computed based on quoted market rates and discounted future cash flows. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value as of December 31, 2007 and 2006.

The Company periodically enters into foreign currency forward exchange contracts to mitigate exposure to foreign currency risk. The fair values of these contracts are not considered material to the Company’s consolidated financial position as of December 31, 2007 and 2006.

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

3. Long-term Debt and Financing Arrangements

The Company amended its $50 million domestic revolving credit facility (“credit facility”) with a group of five banking institutions on February 1, 2005. The credit facility’s maturity date is February 1, 2009. The modifications made to the restrictive and financial covenants were effective for the quarter ended December 31, 2004. Interest is charged at the prime rate or, at the option of the Company, at LIBOR plus a margin ranging from 1% to 2.25% depending on the financial leverage of the Company. The Company also pays a commitment fee ranging from ..225% to .375% per annum on the unused portion of the revolving credit facility.

The Company had no borrowings outstanding at December 31, 2007 and 2006 and was in compliance with all financial covenants related to its $50 million domestic revolving credit facility for the years ended December 31, 2007 and December 31, 2006.

The Company has a capital lease agreement for a high speed manufacturing line at its German operation. The lease has monthly principal and interest payments until 2012. The lease also contains a purchase option, which provides the Company with the option to purchase the equipment anytime after the fourth year of the lease term for a stated percentage of the original purchase price. In addition, the Company has a capital lease agreement for the land and building at the St. Nazaire, France operating facility requiring monthly principal and interest payments until 2016. The capital lease provides an option for the Company to purchase the land and building at the end of the lease for a nominal amount.

Total outstanding debt consists of:

	Effective Rate	Maturity	December 31,
In thousands			2007	2006
Volksbank Meinerzhagen eG, collateralized by certain real estate	5.95%	2013	$1,333	$1,396
City of Winston Salem NC, collateralized by certain fixed assets	4.00%	2010	75	100
Capital Lease, manufacturing equipment, Meinerzhagen, Germany	4.25%	2012	2,796	3,064
Capital Lease, land and building, St. Nazaire, France	5.44%	2016	5,625	5,546
			9,829	10,106
Less portion due within one year			(1,452)	(1,192)
Total long-term debt			$8,377	$8,914

The Company’s foreign subsidiaries have various credit arrangements totaling $12.4 million. As of December 31, 2007, there were no amounts outstanding under these arrangements. The Company had unused borrowing capacity of $60.1 million under various credit facilities as of December 31, 2007.

As of December 31, 2007, total debt maturing in 2008, 2009, 2010, 2011 and 2012 was $1.5 million, $1.5 million, $1.6 million, $1.6 million and $1.2 million, respectively. There was $2.4 million of debt outstanding that matures after 2012.

The weighted average interest rate on long-term debt was 5.2 percent for the year ended December 31, 2007, compared with 5.7 percent for 2006 and 5.1 percent for 2005.

4. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2007 and 2006 were as follows:

	Estimated Useful Lives	December 31,
In thousands		2007	2006
Land	—	$2,499	$1,914
Buildings and improvements	10-35 years	44,056	41,129
Machinery and equipment	5-25 years	133,328	122,787
Office equipment	2-8 years	34,861	32,913
Vehicles	3-6 years	759	772
Assets under capital leases:
Land	—	735	664
Buildings and improvements	10-35 years	6,364	5,706
Machinery and Equipment	5-25 years	4,372	3,954
		226,974	209,839
Accumulated depreciation		(125,060)	(109,508)
Accumulated amortization on capital leases		(2,220)	(1,366)
		99,694	98,965
Construction in progress		7,638	4,504
Total property, plant and equipment		$107,332	$103,469

For the years ended December 31, 2007, 2006 and 2005, the Company capitalized $0.1 million, $0.2 million and $0.3 million of interest, respectively.

Depreciation expense was $15.1 million in 2007, $15.1 million in 2006 and $15.0 million in 2005.

5. Inventories

Inventories as of December 31, 2007 and 2006 were as follows:

	December 31,
In thousands	2007	2006
Raw materials	$14,469	$12,151
Work in process	12,891	12,120
Finished goods	9,990	8,389
	37,350	32,660
Less: Progress billings	(169)	(1,081)
Total inventories	$37,181	$31,579

Raw materials, work in process and finished goods inventories were net of valuation reserves of $2.0 million and $1.9 million as of December 31, 2007 and 2006, respectively. Progress billings on tooling inventory were $0.2 million and $1.1 million at December 31, 2007 and 2006, respectively. Total tooling inventory, net of progress billings and valuation reserves, was $6.9 million and $4.7 million at December 31, 2007 and 2006, respectively.

6. Goodwill and Intangible Assets

Goodwill was $30.9 million as of December 31, 2007 and 2006. As of December 31, 2007 and 2006, $26.2 million of goodwill was allocated to the Thermal/Acoustical Segment and $4.7 million was allocated to the Filtration/Separation Segment. The Company completed its required annual impairment testing in the fourth quarter of each of 2007 and 2006 and determined in each case that the carrying value of goodwill and other intangible assets with indefinite lives were not impaired.

The vital fluids business, which is included in the Company’s Filtration/Separation segment and a reporting unit (as defined in FAS 142), had goodwill of $4.7 million recorded at December 31, 2007 and 2006. The vital fluids business reported operating losses in the years 2004 through 2006 as those years were negatively impacted by a product recall of certain of its blood transfer and storage products. The recall resulted in lower sales of blood related products, as well as rework, revalidation and other direct and indirect recall related costs during those periods. The Company’s 2006 annual goodwill impairment testing analysis (“analysis”) included projected operating income and positive cash flows for the vital fluids business for the years 2007 through 2011. Based on those projections and other assumptions used in the analysis, the Company concluded that the fair value of the vital fluids business exceeded the carrying value of its net assets, and there was no impairment of goodwill at December 31, 2006. During 2007, the vital fluids business exceeded the projected operating income and positive cash flow amounts that were included in the Company’s 2006 analysis. Based on the projections and other assumptions used in the 2007 analysis, the Company concluded that the fair value of the vital fluids business exceeded the carrying value of its net assets, and there was no impairment of goodwill at December 31, 2007.

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other assets, net” in the Consolidated Balance Sheets as of December 31, 2007 and 2006:

	December 31, 2007		December 31, 2006
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
License agreements	$377	$(252)	$377	$(221)
Patents	796	(462)	783	(418)
Other	82	(35)	78	(26)
Total amortized intangible assets	$1,255	$(749)	$1,238	$(665)
Unamortized intangible assets:
Trademarks	$450		$450

Amortization of intangible assets for the years ended December 31, 2007 and 2006 was $0.1 million. Estimated amortization expense for intangible assets for each of the next five years is approximately $0.1 million.

7. Earnings per share

The following table provides a reconciliation of income and shares used to determine basic and diluted earnings per share.

	For the Year Ended 2007			For the Year Ended 2006			For the Year Ended 2005
In thousands except per share data	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount
Basic earnings per share before the cumulative effect of a change in accounting principle	$9,107	16,295	$.56	$10,228	16,147	$.63	$5,443	16,083	$.34
Cumulative effect of change in accounting principle	—	—	—	—	—	—	(342)	16,083	(.02)
Effect of dilutive stock options	—	177	(.01)	—	51	—	—	65	—
Diluted earnings per share	$9,107	16,472	$.55	$10,228	16,198	$.63	$5,101	16,148	$.32

Options to purchase approximately 0.1 million, 0.8 million and 0.8 million shares of Common Stock were excluded from the 2007, 2006 and 2005 computations of diluted earnings per share, respectively, because the assumed proceeds from the exercise were greater than the average market price of the Company’s common stock.

8. Capital Stock

Preferred stock – The Company has authorized Serial Preferred Stock with a par value of $1.00. None of the 500,000 authorized shares have been issued.

Common stock – As of December 31, 2007, 4,702 Lydall stockholders of record held 16,575,747 shares of Common Stock.

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

Dividend policy – Currently, the Company does not pay a cash dividend on its Common Stock. The terms and conditions of the Company’s domestic revolving credit facility limit the amount of dividend payments (whether in cash, securities or other property, unless payable solely in additional shares of the Company’s capital stock) to no more than $1.8 million in any fiscal quarter and no more than $5 million during any fiscal year, with such amounts being reduced by any stock repurchase activity under the Company’s Stock Repurchase Program.

9. Equity Compensation Plans

As of December 31, 2007, the Company had two stock option plans – the 1992 Stock Incentive Compensation Plan (1992 Plan) and the 2003 Stock Incentive Compensation Plan (2003 Plan), collectively, the “Plans” – under which employees and directors had options to purchase Common Stock. The 1992 Plan expired in May 2002; however, the 1992 Plan shall continue to govern all outstanding awards under that plan until the awards themselves are exercised or terminate in accordance with their terms. The 2003 Plan authorized 1.5 million share options and restricted shares for employees and outside directors. Options issued by the Company under its stock option plans have a term of ten years and generally vest ratably over a period of four years. Restricted grants and share options are expensed over the vesting period of the award in accordance with SFAS No. 123(R). Stock options issued under the current plan must have an exercise price that may not be less than the fair market value of a share of the Company’s common stock on the date of grant. The Plans provide for automatic acceleration of vesting in the event of a change in control of the Company. The Company’s stockholders approved an amendment to the Lydall 2003 Stock Incentive Compensation Plan at the Company’s Annual Meeting held on April 26, 2007, which the Board of Directors had already approved. While there were no new shares authorized, the amendment increased the maximum number of shares of common stock that may be issued in connection with restricted stock awards, performance shares and stock awards by an additional 300,000 shares to 600,000 shares as a portion of the total authorized shares.

The Company incurred compensation expense of $0.9 million and $0.5 million for the years ended December 31, 2007 and December 31, 2006, respectively, for all stock-based compensation plans, including restricted stock awards. No compensation costs were capitalized as part of inventory. The associated tax benefit realized was $0.6 million for the year ended December 31, 2007. The associated tax benefit realized was minimal for years ended December 31, 2006 and 2005.

Stock Options

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:

	2007	2006	2005
Risk-free interest rate	4.4%	4.7%	4.4%
Expected life	6 years	7 years	7 years
Expected volatility	44%	44%	47%
Expected dividend yield	0%	0%	0%

The following is a summary of the option activity as of December 31, 2007 and changes during the year then ended:

In thousands
Fixed Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2006	1,126	$10.29
Granted	135	$10.96
Exercised	(213)	$9.90
Forfeited/Cancelled	(127)	$12.89
Outstanding at December 31, 2007	921	$10.12	6.16	$805
Options exercisable at December 31, 2007	609	$10.26	4.75	$442

The weighted-average grant-date fair value of options granted during the years 2007, 2006 and 2005 was $5.35, $5.47 and $4.23 respectively. The total intrinsic value of options exercised during the year ended 2007 was $0.9 million and was minimal for the years ended 2006 and 2005. The associated tax benefit realized from stock options exercised for the year ended December 31, 2007 was $0.3 million and was minimal for the years ended 2006 and 2005. For the years ended December 31, 2007, 2006, and 2005, the amount of cash received from the exercise of stock options was $2.1 million, $0.1 million and $0.3 million, respectively. At December 31, 2007, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.2 million, with a weighted average expected amortization period of 2.9 years.

Restricted Stock

Compensation for restricted stock is recorded based on the market value of the stock on the grant date and amortized to expense over the vesting period of the award. The Company granted 115,000, 99,900 and 5,400 shares of restricted stock during 2007, 2006 and 2005, respectively. The weighted average fair value per share of restricted stock granted was $9.95, $10.87 and $7.65 during 2007, 2006, and 2005, respectively. During 2007, 2006 and 2005, respectively, there were 14,750 shares, 1,800 shares and 1,200 shares of restricted stock forfeited. The fair value of awards for which restrictions lapsed during the year ended December 31, 2007, 2006, and 2005 was $0.8 million, $0.2 million and $0.2 million, respectively. At December 31, 2007, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $1.4 million, with a weighted average expected amortization period of 3.5 years.

The following is a summary of the Company’s nonvested restricted shares as of December 31, 2007 and changes during the year ended December 31, 2007:

In thousands
Nonvested Restricted Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2006	152	$10.87
Granted	115	$9.95
Vested	(72)	$11.08
Forfeited	(15)	$10.83
Nonvested at December 31, 2007	180	$10.20

Stock Repurchase Program

In August 2003, the Company’s Board of Directors approved a Stock Repurchase Program (the “Repurchase Program”) to mitigate the potentially dilutive effects of stock options and shares of restricted and unrestricted stock granted by the Company. Under the Repurchase Program, shares may be purchased by the Company up to the quantity of shares underlying options and other equity-based awards granted after January 1, 2003 under shareholder approved plans. Under the current terms and conditions of its domestic revolving credit facility, the Company’s stock repurchase activity is limited to no more than $1.8 million in any fiscal quarter and no more than $5 million during any fiscal year, with such amounts being reduced by any dividend payments by the Company. The Company intends to take advantage of the safe harbor protections afforded by Rule 10b-18 promulgated under the Exchange Act, and to engage in future repurchase activity in accordance with the provisions of the Exchange Act. As of December 31, 2007, there were 1,131,525 shares remaining available for purchase under the Repurchase Program. There was no repurchase activity under the Repurchase Program during 2007. Shares acquired by the Company during the quarter ended December 31, 2007 represent shares withheld by the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans allowing the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due.

10. Employer Sponsored Benefit Plans

As of December 31, 2007, the Company maintains three defined benefit pension plans that cover the majority of domestic Lydall employees. The pension plans are noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes. Effective January 1, 2006, Lydall closed the non-union pension plans to new employees hired after December 31, 2005.

On April 27, 2006, the Board of Directors of the Company approved an amendment to certain of the Company’s domestic defined benefit pension plans, effective June 30, 2006, which provided that benefits under these pension plans stop accruing for all eligible employees not covered under a collective bargaining agreement. Concurrently, the Board of Directors approved an increase in the Company’s matching cash contribution to the Company’s 401(k) plan to 100 percent of employee pretax contributions up to 6 percent of compensation. The amendment resulted in a nominal pension curtailment loss during the second quarter of 2006.

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

Plan assets and benefit obligations of the defined benefit pension plans are as follows:

	December 31,
In thousands	2007	2006
Change in benefit obligation:
Net benefit obligation at beginning of year	$43,195	$46,271
Service cost	91	971
Interest cost	2,476	2,492
Plan amendments	—	(3,033)
Actuarial (gain) loss	(2,545)	(1,874)
Gross benefits paid	(1,790)	(1,632)
Net benefit obligation at end of year	$41,427	$43,195
Change in plan assets:
Fair value of plan assets at beginning of year	$34,997	$28,939
Actual return on plan assets	2,166	3,394
Contributions	2,185	4,296
Gross benefits paid	(1,790)	(1,632)
Fair value of plan assets at end of year	$37,558	$34,997
Net benefit obligation in excess of plan assets	$(3,869)	$(8,198)
Balance sheet amounts:
Current liabilities	$(198)	$(146)
Noncurrent liabilities	(3,671)	(8,052)
Total Liabilities	$(3,869)	$(8,198)
Amounts recognized in accumulated other comprehensive income, net of tax consist of:
Net actuarial loss	$5,213	$6,376
Prior service cost	147	159
Net amount recognized	$5,360	$6,535

At December 31, 2007, in addition to the accrued benefit liability of $3.9 million recognized for the Company’s domestic defined benefit pension plans, the Company also has an accrued benefit liability of $0.1 million and accumulated other comprehensive loss, net of tax, of $0.1 million related to a foreign regulatory labor agreement.

The pension liability (net of tax) included in Other Comprehensive Income decreased by $1.2 million for the year ended December 31, 2007 and decreased $1.1 million for the year ended December 31, 2006.

Aggregated information for pension plans with an accumulated benefit obligation in excess of plan assets is provided in the table below:

	December 31,
In thousands	2007	2006
Projected benefit obligation	$41,427	$43,195
Accumulated benefit obligation	$41,427	$43,195
Fair value of plan assets	$37,558	$34,998

Components of net periodic benefit cost:

	For the years ended December 31,
In thousands	2007	2006	2005
Service cost	$91	$971	$1,925
Interest cost	2,476	2,492	2,459
Expected return on plan assets	(3,056)	(2,686)	(2,400)
Curtailment loss (gain)	—	15	(301)
Amortization of:
Prior service cost	20	18	—
Unrecognized actuarial loss	213	441	834
Total net periodic benefit (income) cost	$(256)	$1,251	$2,517

The estimated amounts that will be amortized from accumulated other comprehensive income into net periodic benefit costs in 2008 are as follows:

In thousands	Pension Benefits
Actuarial (gain)/loss	$168
Prior service (credit)/cost	19
Total	$187

The major assumptions used in determining the year-end benefit obligation and annual net cost for pension plans are presented in the following table:

	Benefit Obligation		Net Cost
For the years ended December 31,	2007	2006	2007	2006	2005
Discount rate	6.29%	5.90%	5.90%	5.65%	5.90%
Salary scale	—	—	—	4.0%	3.5% - 4.5%
Expected return on plan assets	8.50%	8.50%	8.50%	8.50%	8.75%

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

The following table presents the target allocation of pension plan assets for 2008 and the actual allocation of plan assets as of December 31, 2007 and 2006 by major asset category:

	Target Allocation	Actual Allocation of Plan Assets December 31,
Asset Category	2008	2007	2006
Equity securities	60% – 80%	69%	71%
Fixed income securities	20% – 40%	27%	24%
Cash and cash equivalents and other	0% – 5%	4%	5%

Estimated Future Contributions and Benefit Payments

The Company expects to contribute approximately $0.6 million in cash to its defined benefit pension plans in 2008.

Estimated future benefit payments for the next 10 years are as follows:

In thousands	2008	2009	2010	2011	2012	2013-2017
Benefit payments	$1,691	$1,793	$1,867	$1,979	$2,116	$12,380

Employee Savings Plans

The Company also sponsors an Employee Stock Purchase Plan and a 401(k) Plan. Employer contributions to these plans amounted to $2.4 million in 2007, $1.8 million in 2006 and $1.3 million in 2005.

11. Segment Information

For the year ended December 31, 2007 and all prior years presented in the Company’s Annual Report on Form 10-K, Lydall has organized its business into two primary reportable segments – Thermal/Acoustical and Filtration/Separation. All other businesses are aggregated in Other Products and Services. Segments are defined by the grouping of similar products and services.

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

The table below presents net sales and operating income by segment as used by the Chief Executive Officer of the Company for the years ended December 31, 2007, 2006 and 2005 and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income for the years ended December 31, 2007, 2006 and 2005.

Lydall evaluates performance and allocates resources based on net sales and operating income. Net sales by segment reported below include intercompany transactions. Operating income is calculated using specific cost identification for most items, with certain allocations of overhead, normally made based on sales volume.

Other Information

Effective January 1, 2008, management of the Company changed the structure of its internal organization on the way that management organizes segments for making operating decisions and assessing performance. Beginning the quarter ending March 31, 2008, Lydall has organized its business into two primary reportable segments – Automotive and Performance Materials. All other businesses will be aggregated in Other Products and Services. This new segment structure will be presented in the financial statements for the quarter ending March 31, 2008, the first period when operating results managed on the basis of this structure are reported.

Consolidated Net Sales	For the Years Ended December 31,
In thousands	2007	2006	2005
Thermal/Acoustical:
Automotive parts	$160,440	$149,921	$144,325
Automotive tooling	16,998	19,968	20,772
Passive thermal	28,473	31,932	26,198
Active thermal	21,902	20,182	19,308
Thermal/Acoustical Segment net sales	$227,813	$222,003	$210,603
Filtration/Separation:
Filtration	$68,245	$60,642	$58,022
Vital Fluids	14,721	14,264	10,223
Filtration/Separation Segment net sales	$82,966	$74,906	$68,245
Other Products and Services:
Transport, distribution and warehousing Services	$20,251	$22,781	$21,816
Specialty products	10,127	9,190	8,431
Other Products and Services net sales	$30,378	$31,971	$30,247
Eliminations and Other	(2,263)	(2,522)	(2,610)
Consolidated Net Sales	$338,894	$326,358	$306,485

Operating Income by Segment	For the Years Ended December 31,
In thousands	2007	2006	2005
Thermal/Acoustical	$22,508	$23,193	$17,994
Filtration/Separation	8,550	4,566	4,852
Other Products and Services	1,767	3,038	1,961
Corporate Office Expenses	(16,795)	(15,466)	(17,142)
Consolidated Operating Income	$16,030	$15,331	$7,665

Asset information by reportable segment is not reported since the Chief Executive Officer does not use such information internally.

Net sales by geographic area for the years ended December 31, 2007, 2006 and 2005 and long-lived asset information by geographic area as of December 31, 2007 and 2006 are as follows:

	Net Sales			Long-Lived Assets
In thousands	2007	2006	2005	2007	2006
United States	$233,232	$229,092	$214,799	$96,517	$94,246
France	44,712	39,274	38,199	27,316	25,218
Germany	59,776	57,030	53,136	24,475	27,264
Asia	1,174	962	351	298	118
Total	$338,894	$326,358	$306,485	$148,606	$146,846

Foreign sales are based on the country in which the sales originated (i.e., where the legal entity is domiciled).

Sales to Chrysler in 2007 were $43.8 million and sales to DaimlerChrysler in 2006 and 2005 were $55.9 million and $40.8 million, respectively. These sales were reported in the Thermal/Acoustical Segment. No other customer accounted for more than 10 percent of total net sales in 2007, 2006 or 2005.

12. Income Taxes

The provision for income taxes from continuing operations consists of the following:

	For the years ended December 31,
In thousands	2007	2006	2005
Current:
Federal	$2,322	$557	$(121)
State	288	286	252
Foreign	1,149	1,214	1,057
Total current	3,759	2,057	1,188
Deferred:
Federal	(1,237)	(752)	(1,053)
State	164	(70)	(246)
Foreign	3,887	2,532	1,728
Total deferred	2,814	1,710	429
Provision for income taxes	$6,573	$3,767	$1,617

The following is a reconciliation of the difference between the actual provision for income taxes from continuing operations and the provision computed by applying the federal statutory tax rate on earnings:

	For the years ended December 31,
In thousands	2007	2006	2005
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax deduction	1.3	1.5	(14.4)
Exempt export and foreign income	—	(1.7)	(2.4)
Net (cost) benefit of recognition of foreign deferred tax assets	2.0	(2.1)	(2.6)
German tax rate change	3.2	—	—
Reserve for tax contingencies	0.6	(6.2)	(3.2)
Adjustments from tax provision to final returns	(0.6)	(1.7)	(2.1)
Valuation allowance for domestic net operating losses and credits	—	0.7	11.4
Other	1.4	2.4	2.2
Effective income tax rate	41.9%	26.9%	22.9%

The other line item above includes mainly non-deductible expenditures such as meals and entertainment and stock based compensation expense for incentive stock options and non-taxable income such as the increase in cash surrender value of officers’ life insurance.

Management has provided a valuation allowance at the end of 2007, 2006 and 2005 for certain state net operating loss carryforwards and tax credits including some associated with the former Columbus, Ohio plant. Due to consolidation of the Columbus operation into other facilities, the benefits associated with the net operating losses and credits will probably not be fully utilized. Additionally, there are other domestic state net operating loss carryforwards and state tax credits that management has determined may not be utilized before their expiration. These valuation allowances have been included as a component of 2007, 2006 and 2005 tax expense.

The following schedule presents net current and net long-term deferred tax assets and liabilities by tax jurisdiction as of December 31, 2007 and 2006:

	2007		2006
	Deferred Tax Assets		Deferred Tax Assets
In thousands	Current	Long-term	Current	Long-term
Federal	$708	$—	$998	$—
State	290	—	278	—
Foreign	1,348	4,854	2,178	6,015
Totals	$2,346	$4,854	$3,454	$6,015

	2007		2006
	Deferred Tax Liabilities		Deferred Tax Liabilities
In thousands	Current	Long- term	Current	Long- term
Federal	$—	$15,053	$—	$15,329
State	—	1,301	—	1,068
Foreign	2,062	—	873	—
Totals	$2,062	$16,354	$873	$16,397

The net deferred tax liabilities consist of the following as of December 31, 2007 and 2006:

	December 31,
In thousands	2007	2006
Deferred tax assets:
Accounts receivable	$123	$302
Inventories	549	560
Net operating loss carryforwards	6,189	8,581
Other accrued liabilities	1,111	1,711
Pension	1,214	3,045
Tax credits	1,640	2,232
Other, net	241	2,394
Total deferred tax assets	$11,067	$18,825
Deferred tax liabilities:
Domestic liability of foreign assets	$4,516	$7,177
Intangible assets	7,001	6,049
Property, plant and equipment	9,018	11,610
Total deferred tax liabilities	20,535	24,836
Valuation allowance	1,748	1,790
Net deferred tax liabilities	$11,216	$7,801

For the years ended December 31, 2007, 2006 and 2005, income from continuing operations before income taxes was derived from the following sources:

	For the years ended December 31,
In thousands	2007	2006	2005
United States	$7,690	$4,994	$(2,869)
Foreign	7,990	9,001	9,929
Total income from continuing operations before income taxes	$15,680	$13,995	$7,060

At December 31, 2007, the Company has approximately $23.9 million of foreign net operating loss carryforwards and approximately $19.7 million of state net operating loss carryforwards. The state net operating loss carryforwards expire between 2012 and 2026. The majority of the foreign net operating loss carryforwards have no expiration. The Company has provided a valuation reserve against $10.1 million of state net operating loss carry forwards relating mainly to the consolidation of the Columbus, Ohio plant.

In addition, the Company has $0.4 million and $1.2 million of federal and state tax credit carryforwards, respectively. The Company provided a valuation reserve against $1.2 million of state income tax credits.

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

The Company and its subsidiaries file income tax returns in the U.S., various states and foreign jurisdictions. The Company is open to examination by the Internal Revenue Service for calendar years 2004 through the present. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. The Company is currently under examination by the state of New York for 2003 through 2005 and the state of Michigan for 2004 through 2006. These audits are still in the information gathering stage. The Company may be subject to examination in various state and foreign jurisdictions for 2004 through the present.

The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized a $0.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of December 31, 2007 the gross amount of unrecognized tax benefits was $1.7 million. The total amount of tax benefits that, if recognized, would affect the effective tax rate was $1.1 million.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

In thousands
Unrecognized tax benefits balance at January 1, 2007	$1,631
Increases relating to current period	265
Decreases due to lapse of statute of limitations	(180)
Unrecognized tax benefits balance at December 31, 2007	$1,716

The above tabular roll forward is presented on a gross basis. The Company has deferred tax assets for state net operating losses currently offset by full valuation allowances that would reduce the gross unrecognized tax benefits balance of $1.7 million at December 31, 2007 by $0.6 million if these state net operating losses were recognized. Any recognition of these deferred state tax assets would have no effect on the effective tax rate of the Company. The Company does not expect a decrease in unrecognized tax benefits within the next twelve months.

The Company recognizes the interest accrued and the penalties related to unrecognized tax benefits as a component of tax expense. The total amount of accrued interest and penalties as of December 31, 2007 was $0.1 million.

13. Commitments and Contingencies

Leases

The Company has operating leases that resulted in an expense of $5.4 million in 2007, $5.4 million in 2006 and $6.1 million in 2005. These contracts include building, office equipment, vehicle and machinery leases that require payment of property taxes, insurance, repairs and other operating costs.

The Company has a capital lease agreement for a high speed manufacturing line at its German operation. The lease has monthly principal and interest payments until 2012. In addition, the Company has a capital lease agreement for the land and building at the St. Nazaire, France operating facility requiring monthly principal and interest payments until 2016 (See Note 3).

Approximate future minimum lease payments under noncancelable leases are:

	Payments due by Period
In thousands	Operating Lease Payments	Capital Lease Payments	Total
2008	$4,321	$1,561	$5,882
2009	3,553	1,561	5,114
2010	2,852	1,561	4,413
2011	2,075	1,561	3,636
2012	1,847	1,026	2,873
Thereafter	9,116	2,712	11,828
Total	23,764	9,982	33,746
Interest on capital leases	—	(1,561)	(1,561)
Total	$23,764	$8,421	$32,185

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

On February 22, 2008, a former employee filed a lawsuit in Delaware Chancery Court seeking indemnification and advancement from the Company in the amount of $0.9 million. The amount sought is for income taxes that he is expecting to incur as a result of payments made by the Company in 2007, related to a prior litigation matter. Such prior matter was disclosed in previous Company filings with the Securities and Exchange Commission and in Item 3. Legal Proceedings within this Annual Report on Form 10-K. Management concluded that it was probable that a loss was incurred by the Company as of December 31, 2007 related to this tax matter. Based on management’s estimates at this time, the Company recorded expense of approximately $0.9 million in the quarter ended December 31, 2007 related to this matter.

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

14. Comprehensive Income (Loss)

The following table discloses the balance by classification within accumulated other comprehensive income:

In thousands	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Instruments	Pension Liability Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2005	$4,048	$(80)	$(6,230)	$(2,262)
Change year-to-date	(5,714)	80	(1,513)	(7,147)
Balance at December 31, 2005	(1,666)	—	(7,743)	(9,409)
Change year-to-date	5,617	(36)	1,204	6,785
Adjustment to initially apply SFAS No. 158	—	—	(147)	(147)
Balance at December 31, 2006	3,951	(36)	(6,686)	(2,771)
Change year-to-date	5,811	(31)	1,243	7,023
Balance at December 31, 2007	$9,762	$(67)	$(5,443)	$4,252

15. Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial results for 2007 and 2006. In management’s opinion, all material adjustments necessary to present fairly the information for such quarters have been reflected.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
In thousands except per share data	2007	2006	2007	2006	2007	2006	2007	2006
Net sales	$83,715	$82,188	$87,754	$83,445	$81,567	$80,124	$85,858	$80,601
Gross margin	17,853	17,932	20,386	18,846	17,512	17,626	20,384	18,393
Net income	$1,276	$1,912	$3,521	$2,473	$1,890	$3,718	$2,420	$2,125
Basic earnings per share	$.08	$.12	$.22	$.15	$.12	$.23	$.15	$.13
Diluted earnings per share	$.08	$.12	$.21	$.15	$.11	$.23	$.15	$.13

The sum of the quarterly amounts for 2007 do not agree to the full year amounts in the Consolidated Statements of Operations due to rounding.

During the fourth quarter of 2007, the Company completed negotiations for the retroactive reimbursement of a portion of incremental raw material costs incurred by the Company in 2007. As a result, Lydall recorded net sales and gross margin totaling $1.2 million in the fourth quarter of 2007 related to incremental raw material costs associated with products shipped during the first nine months of 2007.

Schedule II

LYDALL, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2007, 2006 AND 2005

In thousands	Balance at January 1,	Charges to Costs and Expenses	Charges (Deductions) to Other Accounts		Deductions	Balance at December 31,
2007
Allowance for doubtful receivables	$1,219	$258	$27	[2]	$(452)[1]	$1,052
Allowance for note receivable	480	—	—		—	480	[5]
Inventory valuation reserves	1,860	1,329	29	[2]	(1,198)[3]	2,020
Reserve for future tax benefits	1,790	—	—		(42)[4]	1,748
2006
Allowance for doubtful receivables	$925	$548	$35	[2]	$(289)[1]	$1,219
Allowance for note receivable	480	—	—		—	480	[5]
Inventory valuation reserves	3,156	1,361	45	[2]	(2,702)[3]	1,860
Reserve for future tax benefits	1,578	363	—		(151)[4]	1,790
2005
Allowance for doubtful receivables	$770	$498	$(52)[2]		$(291)[1]	$925
Allowance for note receivable	480	—	—		—	480	[5]
Inventory valuation reserves	1,567	2,373	(44)[2]		(740)[3]	3,156
Reserve for future tax benefits	982	832	—		(236)[4]	1,578
[1]	Uncollected receivables written off and recoveries.
[2]	Foreign currency translation adjustments.
[3]	Write-off of obsolete inventory and adjustments to valuation reserves.
[4]	Reduction to income tax expense.
[5]

A reserve for $0.5 million was recorded during 2004 for the remaining balance of the note receivable associated with the sale of certain assets of the fiberboard operation in 2001, which was included within “Prepaid expenses and other current assets, net” on the Consolidated Balance Sheets as of December 31, 2007 and 2006.