Form 10-Q
period 2008-03-31
LYDALL INC /DE/
filed 2008-05-02
CIK 60977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $.10 par value per share.
Total Shares outstanding April 25, 2008	16,586,984

LYDALL, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Quarter Ended March 31,
	2008	2007
	(Unaudited)
Net sales	$94,278	$83,715
Cost of sales	72,799	65,862

Gross margin	21,479	17,853
Selling, product development and administrative expenses	16,421	15,724

Operating income	5,058	2,129
Interest expense	115	108
Other income, net	(128)	(4)

Income before income taxes	5,071	2,025
Income tax expense	1,876	749

Net income	$3,195	$1,276

Earnings per share:
Basic	$.19	$.08
Diluted	$.19	$.08
Weighted average number of common shares outstanding:
Basic	16,403	16,158
Diluted	16,416	16,399

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$21,674	$15,716
Accounts receivable, net	54,424	49,539
Inventories, net	37,277	37,181
Prepaid expenses and other current assets, net	6,058	7,542

Total current assets	119,433	109,978
Property, plant and equipment, at cost	244,151	234,611
Accumulated depreciation	(134,200)	(127,279)

Net, property, plant and equipment	109,951	107,332
Goodwill	30,884	30,884
Other assets, net	11,158	10,390

Total assets	$271,426	$258,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,587	$1,452
Accounts payable	28,215	27,586
Accrued payroll and other compensation	8,478	7,450
Other accrued liabilities	11,672	9,984

Total current liabilities	49,952	46,472
Long-term debt	8,681	8,377
Deferred tax liabilities	16,520	16,354
Pension and other long-term liabilities	7,034	6,928
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2,302	2,301
Capital in excess of par value	50,428	50,105
Retained earnings	191,891	188,696
Accumulated other comprehensive income	9,519	4,252
Treasury stock, at cost	(64,901)	(64,901)

Total stockholders’ equity	189,239	180,453

Total liabilities and stockholders’ equity	$271,426	$258,584

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Quarter Ended March 31,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$3,195	$1,276
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	3,963	3,824
Deferred income taxes	965	(358)
Stock based compensation	227	245
Changes in operating assets and liabilities:
Accounts receivable	(3,289)	(8,533)
Inventories	1,125	(2,122)
Accounts payable	(136)	2,163
Accrued payroll and other compensation	702	(1,641)
Other, net	1,404	2,920

Net cash provided by (used for) operating activities	8,156	(2,226)

Cash flows from investing activities:
Capital expenditures	(2,725)	(2,915)

Net cash used for investing activities	(2,725)	(2,915)

Cash flows from financing activities:
Debt proceeds	—	9,270
Debt repayments	(338)	(7,310)
Common stock issued	103	1,285

Net cash (used for) provided by financing activities	(235)	3,245

Effect of exchange rate changes on cash	762	17

Increase (decrease) in cash and cash equivalents	5,958	(1,879)
Cash and cash equivalents at beginning of period	15,716	6,402

Cash and cash equivalents at end of period	$21,674	$4,523

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statement Presentation

Lydall designs and manufactures specialty engineered automotive thermal and acoustical barriers, filtration media, industrial thermal insulating solutions, temperature-control equipment, medical filtration media and devices and biopharmaceutical processing components for demanding thermal/acoustical, filtration/separation and biopharmaceutical applications. Lydall also provides transport, distribution and warehousing services primarily to the paper and printing industries.

The accompanying condensed consolidated financial statements include the accounts of Lydall, Inc. and its subsidiaries (collectively, the “Company” or the “Registrant”). All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated financial statements have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s annual financial statements for the year ended December 31, 2007. The year-end condensed consolidated balance sheet was derived from the December 31, 2007 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Management believes that all adjustments, which include only normal recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods reported, have been included. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Certain prior year components of the condensed consolidated financial statements have been reclassified to be consistent with current year presentation.

2. Inventories

Inventories, net of valuation reserves, as of March 31, 2008 and December 31, 2007 were as follows:

In thousands	March 31, 2008	December 31, 2007
Raw materials	$16,458	$14,469
Work in process	11,186	12,891
Finished goods	10,183	9,990

	37,827	37,350
Less: Progress billings	(550)	(169)

Total inventories	$37,277	$37,181

Raw materials, work in process and finished goods inventories were net of valuation reserves of $2.0 million as of March 31, 2008 and December 31, 2007. Progress billings relate to tooling inventory, which is included in work in process inventory in the above table. Total tooling inventories, net of progress billings and valuation reserves, were $4.2 million and $6.9 million at March 31, 2008 and December 31, 2007, respectively.

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

The following table provides a reconciliation of income and shares used to determine basic and diluted earnings per share.

	Quarter Ended March 31, 2008			Quarter Ended March 31, 2007
In thousands except per share amounts	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount
Basic earnings per share	$3,195	16,403	$.19	$1,276	16,158	$.08
Effect of dilutive options and awards	—	13	—	—	241	—

Diluted earnings per share	$3,195	16,416	$.19	$1,276	16,399	$.08

Options to purchase approximately 0.1 million shares of common stock were excluded from the March 31, 2008 and 2007 computations of diluted earnings per share, because the exercise prices were greater than the average market price of the Company’s common stock.

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

The Company recognizes expense on a straight-line basis over the vesting period of the entire award. Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures are adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. The effect of changes in estimated forfeitures are recognized in the period of change and also impact the amount of expense to be recognized in future periods. The Company estimates the fair value of option grants based on the Black-Scholes option-pricing model. Expected volatility and expected term are based on historical information. The Company has determined that its future volatility and expected term are not likely to differ from the Company’s historical stock price volatility and historical exercise data, respectively.

The Company incurred compensation expense of $0.2 million for each of the quarters ended March 31, 2008 and March 31, 2007, for all stock-based compensation plans, including restricted stock awards.

Stock Options

The following table is a summary of option activity of the Company’s plans during the quarter ended March 31, 2008:

In thousands except per share amounts	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	921	$10.12
Granted	—	—
Exercised	(14)	$7.55
Forfeited/Cancelled	(46)	$10.78

Outstanding at March 31, 2008	861	$10.13	6.3	$1,312

Options exercisable at March 31, 2008	553	$10.28	5.0	$721

There were no options granted during the quarters ended March 31, 2008 and 2007. For the quarter ended March 31, 2008, the amount of cash received for options exercised was $0.1 million and the intrinsic value of options exercised was minimal. For the quarter ended March 31, 2007, the amount of cash received from the exercise of stock options was $1.3 million and the total intrinsic value of options exercised was $0.5 million. At March 31, 2008, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.2 million, with a weighted average expected amortization period of 2.7 years.

Restricted Stock

At March 31, 2008, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $1.3 million, with a weighted average expected amortization period of 3.2 years. The following is a summary of the status of the Company’s non-vested restricted shares as of March 31, 2008:

In thousands except per share amounts	Shares	Weighted-Average Grant-Date Fair Value
Non-vested at December 31, 2007	180	$10.20
Granted	—	—
Vested	—	—
Forfeited	(3)	$10.22

Non-vested at March 31, 2008	177	$10.20

5. Employer Sponsored Benefit Plans

As of March 31, 2008, the Company maintains three defined benefit pension plans (“pension plans”) that cover the majority of domestic Lydall employees. The pension plans are noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. Lydall closed its non-union pension plans to new employees hired after December 31, 2005 and, effective June 30, 2006, benefits under these pension plans stopped accruing for all eligible employees not covered under a collective bargaining agreement. Concurrently, the Board of Directors approved an increase in the Company’s matching cash contribution to the Company’s 401(k) plan.

The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes. The Company expects to contribute up to $0.6 million in cash to its defined benefit pension plans in 2008. There were no contributions made during the first quarter of 2008 and $1.7 million of contributions were made during the quarter ended March 31, 2007.

The following is a summary of the components of net periodic benefit cost for the quarters ended March 31, 2008 and March 31, 2007:

In thousands	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007
Components of net periodic benefit cost:
Service cost	$23	$24
Interest cost	641	628
Expected return on assets	(787)	(754)
Amortization of actuarial loss and prior service cost	46	62

Net periodic benefit expense (income)	$(77)	$(40)

6. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, France and Germany. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003. The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) on January 1, 2007. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.

As a result of the implementation of FIN 48, the Company recognized a $0.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of March 31, 2008 the net amount of unrecognized tax benefits was $1.1 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.1 million. There have been no significant changes to these amounts during the quarter ended March 31, 2008.

7. Comprehensive Income

Comprehensive income for the periods ended March 31, 2008 and 2007 was as follows:

In thousands	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007
Net income	$3,195	$1,276
Changes in accumulated other comprehensive income:
Foreign currency translation adjustments	5,290	616
Pension liability adjustment	29	62
Unrealized loss on derivative instruments	(52)	(6)

Total comprehensive income	$8,462	$1,948

8. Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. FAS 157 defines fair value based upon an exit price model. A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability. This Statement was effective for the Company beginning on January 1, 2008, except that FSP 157-2 delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 18, 2008.

The Company adopted FAS 157 on January 1, 2008, with the exception of the application of the Statement to non-recurring nonfinancial assets and liabilities measured at fair value which include: (i) goodwill impairment testing, (ii) initial measurement of the fair value of asset retirement obligations and (iii) measurement of impairment of long-lived assets.

FAS 157 establishes a valuation hierarchy for disclosure of the inputs to valuation used to measure fair value. This hierarchy prioritizes the inputs into three broad levels as follows. Level 1 inputs are quoted prices (unadjusted) in active markets for identical assets or liabilities. Level 2 inputs are quoted prices for similar assets and liabilities in active markets or inputs that are observable for the asset or liability, either directly or indirectly through market corroboration, for substantially the full term of the financial instrument. Level 3 inputs are unobservable inputs based on the Company’s assumptions used to measure assets and liabilities at fair value. A financial asset or liability’s classification within the hierarchy is determined based on the lowest level input that is significant to the fair value measurement.

The following table provides the assets and liabilities carried at fair value measured on a recurring basis as of March 31, 2008:

		Fair Value measurements at March 31, 2008 Using
In thousands	Total Carrying Value at March 31, 2008	Quoted prices In active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Forward exchange contracts	$183	$—	$183	$—

Derivative valuations are based on observable inputs to a valuation model including interest rates and foreign currency exchange rates and are classified within Level 2 of the valuation hierarchy.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115”, (FAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted FAS 159 on January 1, 2008 and elected not to measure any additional financial instruments and other items at fair value. The adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows during the quarter ended March 31, 2008.

9. Segment Information

Effective the first quarter of 2008, changes were made to the Company’s internal organization structure, including the basis upon which management makes operating decisions and assesses performance. Consequently, the Company was required to modify its reportable segments. The Company’s reportable segments are now Thermal/Acoustical and Performance Materials. The Thermal/Acoustical segment reports the results of the Company’s automotive businesses. The Performance Materials segment reports results of the filtration businesses and the Industrial thermal insulation business, formerly the passive thermal business and specialty products. All other businesses are aggregated in Other Products and Services (“OPS”). OPS is comprised of the Company’s vital fluids business, Affinity® temperature control equipment business, formerly the active thermal business, and the transport, distribution and warehousing services business. The Company also changed allocations of corporate office overhead to certain businesses. The Company has restated the corresponding segment information for the quarter ended March 31, 2007 to reflect changes made to segments in the first quarter of 2008.

Thermal/Acoustical Segment

The Thermal/Acoustical segment primarily provides automotive thermal and acoustical barriers, including ZeroClearance®, AMS®, dB-Lyte®, dBCore® and LyTherm® products, which are comprised of organic and inorganic fiber composites, fiber and metal combinations and all metal components that are used in cars, trucks, sport utility vehicles and vans. The Company holds patents on several of these products that can be employed on both the interior and exterior of vehicle passenger cabins and within the engine compartment and around such components as exhaust systems, fuel systems, heat and air-conditioning ducts, power trains, batteries and electronic components.

Performance Materials Segment

The Performance Materials Segment includes filtration media solutions for air, fluid power, industrial and life science applications and industrial thermal insulation solutions for building products, appliances, and energy and industrial markets.

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

The Company’s industrial thermal insulation business defines and develops unique high performance non-woven veils, papers, mats and specialty composites for the building products, appliance, and energy and Industrial markets. The Manniglas® brand is diverse in its product application ranging from high temperature seals and gaskets in ovens and ranges to specialty veils for HVAC and cavity wall insulation. Apply™ Mat has been developed to expand Lydall’s high temperature technology portfolio for broad application into the appliance market and supplements the Lytherm™ product brand, traditionally utilized in the Industrial market for kilns and furnaces used in metal processing. CryoTherm®, a super insulation product, is an industry standard used by manufacturers of cryogenic equipment for liquid gas storage and transportation.

Other Products and Services

The components of Other Products and Services (OPS) are Lydall’s vital fluids business, Affinity® temperature control equipment business, formerly called the active thermal business, and the transport, distribution and warehousing business.

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

Lydall’s Affinity® temperature control equipment business designs and manufactures high precision, specialty engineered temperature-control equipment for demanding semiconductor, pharmaceutical, life sciences and industrial applications.

Lydall’s transport, distribution and warehousing businesses specialize in time-sensitive shipments and warehouse management services and possess an in-depth understanding of the special nature and requirements of the paper and printing industries.

The table below presents net sales and operating income by segment for the quarters ended March 31, 2008 and 2007 and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

In thousands	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007
Thermal/Acoustical:
Automotive parts	$42,916	$40,619
Automotive tooling	8,384	4,363

Thermal/Acoustical Segment net sales	$51,300	$44,982
Performance Materials:
Filtration	$18,963	$16,626
Industrial Thermal Insulation	10,819	10,278

Performance Materials Segment net sales	$29,782	$26,904
Other Products and Services:
Vital Fluids	$4,161	$3,546
Affinity® temperature control equipment	5,016	3,870
Transport, distribution and warehousing services	4,783	5,548

Other Products and Services net sales	$13,960	$12,964
Eliminations and Other	(764)	(1,135)

Consolidated Net Sales	$94,278	$83,715

Operating income by segment was as follows:

In thousands	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007
Thermal/Acoustical	$4,666	$3,761
Performance Materials	4,612	3,506
Other Products and Services	(243)	(411)
Corporate Office Expenses	(3,977)	(4,727)

Consolidated Operating Income	$5,058	$2,129

10. Commitments and Contingencies

On January 25, 2008, a suit was filed against the Company in the Connecticut Superior Court by a former employee. The complaint alleges that the Company breached the former employee’s employment agreement and stock option agreements and that the Company owes the employee approximately $0.8 million, plus any compensatory and punitive damages awarded by the Court. No reserve has been recorded as of March 31, 2008 related to this lawsuit as the Company believes that this suit is without merit and intends to defend it vigorously.

On February 22, 2008, the same former employee filed a lawsuit in Delaware Chancery Court seeking further indemnification and advancement from the Company in the amount of $0.9 million. The amount sought was for income taxes that he was expecting to incur as a result of payments made by the Company in 2007, related to prior litigation discussed in previous filings with the Securities and Exchange Commission. Management concluded that it was probable that a loss was incurred by the Company as of December 31, 2007. The Company recorded expense of approximately $0.9 million in the quarter ended December 31, 2007 related to this matter.

During the quarter ended March 31, 2008, the Company recorded additional expense of $0.2 million related to these matters. On April 11, 2008, the Company entered into a settlement agreement with the former employee and paid $1.0 million, of which $0.9 million was expensed in prior periods, in settlement of the above indemnification matter.

11. Recently Issued Accounting Standards

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (ARB) No. 51” (FAS 160). FAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The adoption of FAS 160 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (FAS 161). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related and finally, it requires cross-referencing within footnotes. It is effective for fiscal years beginning on or after November 15, 2008. The adoption of FAS 161 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Cautionary Note Concerning Factors That May Affect Future Results

In the interest of more meaningful disclosure, Lydall and its management make statements regarding the future outlook of the Company, which constitute “forward-looking statements” under the securities laws. These forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company, based on assumptions and estimates currently believed to be valid. Forward-looking statements are included under the “Overview and Outlook” section of this Item and elsewhere within this report and are generally identified through the use of language such as “believes,” “expects,” “may,” “plans,” “projects,” “estimates,” “anticipates,” “targets,” “forecasts” and other words of similar meaning in connection with the discussion of future operating or financial performance. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. Some of the factors that might cause such a difference include risks and uncertainties which are detailed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Note Concerning Factors That May Affect Future Results” and “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Such risks include, among others: a major downturn of the automotive markets, which accounted for approximately 54 percent of Lydall’s 2008 first quarter sales, dependence on large customers, pricing for automotive products, unforeseen changes in raw material pricing and supply, specifically, aluminum and other metals used in most of the Company’s heat-shield products and various fibers used in thermal/acoustical and performance materials products. In addition, increases in energy pricing, inherent risks at international operations, including fluctuations in foreign exchange rates, expansion into new geographic regions, the timing and performance of new-product introductions, compliance with environmental laws and regulations, outcomes of legal contingencies and strategic transactions can impact Lydall’s projected results. Lydall does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company.

Effective the first quarter of 2008, changes were made to the Company’s internal organization structure, including the basis upon which management makes operating decisions and assesses performance. Consequently, the Company was required to modify its reportable segments. The Company’s reportable segments are now Thermal/Acoustical and Performance Materials. The Thermal/Acoustical segment reports the results of the Company’s automotive businesses. The Performance Materials segment reports results of the filtration businesses and the industrial thermal insulation business, formerly the passive thermal business and specialty products. All other businesses are aggregated in Other Products and Services (“OPS”). OPS is comprised of the Company’s vital fluids business, Affinity® temperature control equipment business, formerly the active thermal business, and the transport, distribution and warehousing services business. The Company also changed allocations of corporate office overhead to certain businesses. The Company has restated the corresponding segment information for the quarter ended March 31, 2007 to reflect changes made to segments in the first quarter of 2008.

Overview and Outlook

Lydall designs and manufactures specialty engineered automotive thermal and acoustical barriers, filtration media, industrial thermal insulating solutions, temperature-control equipment, medical filtration media and devices and biopharmaceutical processing components for demanding thermal/acoustical, filtration/separation and biopharmaceutical applications. Lydall also provides transport, distribution and warehousing services primarily to the paper and printing industries. Lydall’s businesses are in markets that present growth opportunities and the Company expects the businesses to grow over the long term, primarily through the introduction of new products, expansion of share in existing markets and penetration of new markets. In addition, the Company continually explores its core markets for suitable strategic acquisitions, joint ventures, alliances and licensing agreements to supplement growth.

As many of Lydall’s operations do business on a worldwide basis, Lydall’s results can be impacted by global, regional and industry economic and political factors. The Company is currently being impacted by a general weakness in the U.S. economy. Specifically, less demand for automobiles by consumers has resulted in lower production of automobiles by automakers in the U.S. Additionally, there has been a continued slow-down in the construction of new home and commercial buildings markets (“construction market”) that began in 2007.

The Company has also been impacted by volatility in raw material commodity pricing and energy costs. Specifically, costs of aluminum, used in most of the Company’s heat-shield automotive products, and various fibers used in a number of the Company’s automotive and performance materials products, can fluctuate significantly over each quarter. Further significant increases in raw material commodity prices and/or fiber prices could negatively impact the Company, should the Company not have the ability to pass some or all of these incremental costs on to its customers.

The Company receives a material portion of its revenue from its foreign operations denominated in Euros. Therefore, Lydall’s reported results of operations and financial condition are subject to changes in the exchange relationship between the U.S. dollar and the Euro, which are beyond the control of the Company. In addition, the Company’s foreign and domestic operations limit foreign currency exchange transaction risk by completing transactions in functional currencies whenever practical or through the use of foreign currency forward exchange contracts when deemed appropriate. If the Company is not able to successfully hedge its currency exposure, changes in the rate of exchange between foreign currencies and the U.S. dollar may materially impact the Company’s results of operations and cash flow.

Thermal/Acoustical Segment

Actions taken by certain domestic automakers in the fourth quarter of 2007 and the first quarter of 2008 that have impacted the Company included: (i) early termination of various automotive platforms, (ii) delays in launches of new automobile platforms, and (iii) lower production on current platforms. The Company’s North American automotive operations are also being negatively impacted by work stoppages at certain other suppliers to the domestic automakers. Such work stoppages have delayed the production of certain vehicles by the domestic automakers that contain Company parts. As a result of the above actions, automotive parts net sales by the Company’s North American operations decreased by $2.4 million in the first quarter of 2008, as compared to the same quarter of 2007. Overall, the Company expects the results of actions taken by domestic automakers to continue to negatively impact North American automotive sales and profitability in the near-term. However, expected sales from new products and the continued focus on operational excellence initiatives, driven by the Lydall Lean Six-Sigma program, are expected to mitigate some of this impact.

During the first quarter of 2008, the Hamptonville, North Carolina automotive operation continued the installation and testing of new equipment, which will accommodate new business which is expected to increase throughout the remainder of 2008. Additionally, the Company continued its long-term focus on establishing its position with Asian automotive manufacturers in North America and has started to be successful in obtaining orders on future platforms. Also, while not impacting the Company’s results in the first quarter of 2008, certain automakers indicated that they may increase the number of parts that they source from lower cost countries in the future.

The Company experienced a relatively stable automotive market in Germany in the first quarter of 2008. In the current quarter, net sales of automotive parts by the Company’s European operations increased by $2.0 million, net of foreign currency translation, as compared to prior year’s first quarter. The majority of this increase was from new business which is addressing a short-term replacement part opportunity. The Company expects this new business to be short-term in nature and not substantially continue in future periods.

Performance Materials Segment

The Company’s air filtration business continues to operate in a price competitive environment. Consequently, the Company is working with customers to deliver value-added products for their specific needs to differentiate its products from competitors. The Company’s air and liquid filtration businesses reported an increase in net sales of $1.2 million, net of foreign currency translation, during the first quarter of 2008, as compared to the same quarter of 2007. The Company’s net sales of industrial thermal and appliance insulation products increased by $1.2 million in the first quarter of 2008 due to increased volumes. Partially offsetting these increases were lower net sales of buildings products of $0.6 million that serve the construction market, due to a continued weakness in the construction market.

Other Products and Services

Net sales for the Company’s Affinity® temperature control equipment business increased by $1.1 million in the first quarter of 2008, as compared to the comparable quarter of 2007. This increase was primarily attributable to operational improvements that have started to resolve certain manufacturing and quality issues that caused delays in shipping product to customers in the first quarter of 2007. While the Affinity® business has made some operational improvements during the first quarter of 2008, per unit manufacturing costs as well as the start of a slow-down in the semiconductor industry resulted in an operating loss of $0.5 million during the current quarter compared to an operating loss of $0.9 million in the first quarter of 2007. The Company expects to continue to make operational improvements in future periods, but also expects to be impacted by the slow-down in the semiconductor industry.

During the first quarter of 2008, net sales and operating income decreased in the transport, distribution and warehousing businesses, as compared to the first quarter of 2007, as a result of decreased revenues from the trucking operations of the transport business. The decreased revenues were primarily due to the consolidation of the pulp and paper industry and a loss of certain trucking operations’ customers. The Company is currently focused on gaining new trucking business in the pulp and paper industry as well as expanding its operations into other industry markets.

Results of Operations

The following table presents selected statement of operations line items for the first quarter of 2008 on a comparative basis with the first quarter of 2007 expressed as a relative percentage of consolidated net sales:

In thousands	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007
Net sales	100.0%	100.0%
Cost of sales	77.2%	78.7%
Gross margin	22.8%	21.3%
Selling, product development and administrative expenses	17.4%	18.8%
Operating income	5.4%	2.5%
Net income	3.4%	1.5%

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three month periods ended March 31, 2008 (Q1-08) and March 31, 2007 (Q1-07).

Net Sales

In thousands	Quarter Ended		Percent Change
	Q1-08	Q1-07
Net sales	$94,278	$83,715	12.6%

Excluding the impact of foreign currency translation, net sales for the current quarter increased by $5.8 million, or 7.0 percent, when compared to the first quarter of 2007. In the Thermal/Acoustical segment, net sales increased by $2.7 million, excluding the impact of foreign currency translation, in the current quarter when compared to the same quarter a year ago. Higher automotive tooling net sales of $3.1 million were partially offset by a decline in automotive parts net sales of $0.4 million. Excluding the impact of foreign currency translation, the Performance Materials segment net sales increased by $1.8 million, or 6.6 percent, in the first quarter of 2008, as compared to the first quarter of 2007. Increased net sales of filtration products of $1.2 million and industrial thermal insulation and appliance products of $1.2 million were partially offset by lower net sales of buildings products of $0.6 million that serve the construction market. Net sales of OPS in the first quarter increased by $1.0 million, or 7.7 percent, as compared to the same quarter a year ago. The Affinity® temperature control equipment and vital fluids businesses posted increased net sales of $1.1 million and $0.6 million, respectively, partially offset by lower net sales from the Company’s transport, distribution and warehousing business of $0.7 million.

Gross Margin

In thousands	Quarter Ended		Percent Change
	Q1-08	Q1-07
Gross margin	$21,479	$17,853	20.3%
Percentage of sales	22.8%	21.3%

The increase in the overall gross margin percentage was caused primarily by gross margin percentage improvements from the Company’s Performance Materials and Thermal/Acoustical segments. Higher net sales in the Performance Materials segment, as well as improved absorption of fixed costs, contributed to an increase in the Company’s overall gross margin percentage by approximately 0.7 percentage points, as compared to last year’s first quarter. The remaining increase in the Company’s overall gross margin percentage was primarily from the Company’s Thermal/Acoustical segment, including the impact of new automotive part sales in Europe which are addressing a short-term replacement part opportunity.

Selling, Product Development and Administrative Expenses

In thousands	Quarter Ended		Percent Change
	Q1-08	Q1-07
Selling, product development and administrative expenses	$16,421	$15,724	4.4%
Percentage of sales	17.4%	18.8%

Selling, product development and administrative expenses were 17.4 percent of net sales for the first quarter ended March 31, 2008 compared with 18.8 percent of net sales for the same quarter of 2007. Excluding the impact of foreign currency translation, selling, product development and administrative expenses increased by $0.3 million, primarily due to higher salaries and wages expense.

Interest Expense

In thousands	Quarter Ended		Percent Change
	Q1-08	Q1-07
Interest expense	$115	$108	6.5%
Weighted average interest rate	5.20%	5.31%

Interest expense for the quarter ended March 31, 2008 was relatively flat with the first quarter of 2007.

Other Income/Expense

Other income and expense for the quarters ended March 31, 2008 and 2007 consisted of insignificant activity related to foreign exchange transaction gains and losses and investment income.

Income Taxes

The effective tax rates for the quarters ended March 31, 2008 and 2007 were 37.0 percent. For 2008, the Company expects its effective tax rate to be approximately 36 to 38 percent.

As a result of the implementation of FIN 48, the Company recognized a $0.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. As of March 31, 2008 the net amount of unrecognized tax benefits was $1.1 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.1 million. There have been no significant changes to these amounts during the quarter ended March 31, 2008.

Segment Results

The following table presents sales information for the key product and service groups included within each operating segment for the quarter ended March 31, 2008 compared with the quarter ended March 31, 2007:

In thousands	Quarter Ended March 31, 2008	Quarter Ended March 31, 2007	Dollar Change	Percentage Change
Thermal/Acoustical:
Automotive parts	$42,916	$40,619	$2,297	5.7%
Automotive tooling	8,384	4,363	4,021	92.2%

Thermal/Acoustical Segment net sales	$51,300	$44,982	$6,318	14.0%
Performance Materials:
Filtration	$18,963	$16,626	$2,337	14.1%
Industrial thermal insulation	10,819	10,278	541	5.3%

Performance Materials Segment net sales	$29,782	$26,904	$2,878	10.7%
Other Products and Services:
Vital Fluids	$4,161	$3,546	$615	17.3%
Affinity® temperature control equipment	5,016	3,870	1,146	29.6%
Transport, distribution and warehousing services	4,783	5,548	(765)	(13.8)%

Other Products and Services net sales	$13,960	$12,964	$996	7.7%
Eliminations and Other	(764)	(1,135)	371	32.7%

Consolidated Net Sales	$94,278	$83,715	$10,563	12.6%

Operating income by segment was as follows:

	Quarter Ended March 31, 2008		Quarter Ended March 31, 2007
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change	Percentage Change
Thermal/Acoustical	$4,666	9.1%	$3,761	8.4%	$905	24.1%
Performance Materials	4,612	15.5%	3,506	13.0%	1,106	31.5%
Other Products and Services	(243)	(1.7)%	(411)	(3.2)%	168	40.9%
Corporate Office Expenses	(3,977)	—	(4,727)	—	750	15.9%

Consolidated Operating Income	$5,058	5.4%	$2,129	2.5%	$2,929	137.6%

Thermal/Acoustical

Automotive product net sales, excluding the impact of foreign currency translation, increased in the current quarter by $2.7 million when compared to the same period a year ago. Tooling net sales increased by $3.1 million, while parts net sales declined by $0.4 million. Automotive parts net sales in Europe increased by $2.0 million, net of foreign currency translation, while parts net sales in North America were lower by $2.4 million in the first quarter of 2008, as compared to the first quarter a year ago. The increase in tooling net sales was due to the completion of tooling for future automobile platforms in Europe. The Company experienced a relatively stable automotive market in Germany in the first quarter of 2008. The majority of the increase in net sales of automotive parts in Europe was from new business which is addressing a short-term replacement part opportunity. The Company expects this new business to be short-term in nature and not substantially continue in future periods. North American parts net sales were primarily impacted by domestic automakers early termination of various automotive platforms, delays in launches of new automobile platforms and lower production on current platforms.

For the current quarter, operating income for the Thermal/Acoustical segment increased by $0.9 million compared with the first quarter of 2007. Excluding the impact of foreign currency translation, operating income increased by $0.5 million, or 12.2 percent. Higher European parts net sales, including the short-term replacement part opportunity, and to a lesser extent higher tooling net sales, contributed to the increase in operating income in the first quarter of 2008, as compared to the first quarter of 2007. Partially offsetting the improvement in operating income in the Thermal/Acoustical segment during the first quarter of 2008 was higher selling, product development and administrative expenses of $0.7 million, compared to the first quarter of 2007. This increase was primarily from increases in salaries and wages expenses of $0.3 million, legal expense of $0.2 million and foreign currency translation during the current quarter compared to the first quarter of 2007.

Performance Materials

Performance Materials segment net sales were $29.8 million in the current quarter compared with $26.9 million in the same period last year. Excluding the impact of foreign currency translation, segment net sales increased by $1.8 million, or 6.6 percent, in the current quarter. The increase in the first quarter of 2008 was primarily related to increased net sales of filtration media of $1.2 million, net of foreign currency translation. The increased filtration net sales were primarily due to greater net sales of media to customers who supply filtration products to clean room manufacturers in Asia. The Company benefited from increased clean room construction in Asia in the first quarter of 2008 as compared to the first quarter of 2007. The Company’s net sales of industrial thermal and appliance insulation products increased by $1.2 million in the first quarter of 2008 due to increased volumes. Partially offsetting these increases were lower net sales of buildings products of $0.6 million that serve the construction market, due to a continued weakness in the construction market.

Operating income for the segment increased by $1.1 million, or 31.5 percent, for the first quarter of 2008 compared with the first quarter of 2007. Operating income in the current quarter was positively impacted by an improved gross margin as a percentage of net sales due to improved absorption of fixed costs as a result of higher net sales.

Other Products and Services

The increase in OPS net sales of $1.0 million in the first quarter of 2008, compared to the same quarter of 2007, was due to increased volumes of net sales from the Company’s Affinity® and vital fluids businesses of $1.1 million and $0.6 million, respectively, partially offset by lower net sales from the transport business of $0.7 million.

The increase in Affinity® temperature control equipment net sales during the current quarter was primarily attributable to operational improvements that addressed certain manufacturing and quality issues that caused delays in shipping product to customers in the first quarter of 2007. The increase in vital fluids’ products net sales was primarily attributable to increased volumes of blood and OEM product net sales. The decreased Transport net sales were from the reduction of business from certain trucking operations’ customers.

Operating loss from OPS was $0.2 million for the first quarter of 2008, compared to an operating loss of $0.4 million for the first quarter 2007. Based on current levels of per unit manufacturing costs, as well as the start of a slow-down in the semiconductor industry during the first quarter of 2008, the Affinity® business reported an operating loss of $0.5 million in the first quarter of 2008 compared to an operating loss of $0.9 million in the first quarter of 2007. The first quarter of 2008 operating loss at Affinity® was partially offset by operating income reported by the vital fluids’ business.

Corporate Office Expenses

Corporate office expenses were $4.0 million in the first quarter of 2008, as compared to $4.7 million for the first quarter of 2007. This decrease was primarily due to the reduction of litigation expense of $0.6 million in the first quarter of 2008, as compared to the first quarter of 2007, related to a former employee.

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

Operating Cash Flows

Net cash provided by operating activities in the first quarter of 2008 was $8.2 million. The combination of net income of $3.2 million and operating net assets remaining flat with amounts at December 31, 2007, contributed to the improved cash flows from operations as compared to the same quarter a year ago. Accounts receivable increased by $3.3 million during the first quarter of 2008, partially offset by a decrease in inventory levels of $1.1 million, as compared to balances at December 31, 2007. The increase in accounts receivable was due to higher sales in the first quarter of 2008 compared to the fourth quarter of 2007, as well as timing of receipts from customers. The decrease in inventories was primarily due to the timing of completing tooling projects as reflected in increased tooling net sales.

Investing Cash Flows

Capital expenditures were $2.7 million for the first quarter of 2008, compared with $2.9 million for the same period of 2007. Capital spending for 2008 is expected to be approximately $11.0 million to $13.0 million.

Financing Cash Flows

In the first quarter of 2008, net cash used for financing activities was $0.2 million. Debt repayments were $0.3 million in the first quarter of 2008, primarily due to capital lease payments. Proceeds from common stock issuances were $0.1 million during the current quarter due to the exercise of stock options.

As of March 31, 2008, the Company had unused borrowing capacity of $60.9 million under various credit facilities.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. As discussed in Note 8 to the Condensed Consolidated Financial Statements, the Company adopted SFAS No. 157, “Fair Value Measurements” (FAS 157) as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities, the deferral of which was permitted under FSP 157-2. Other than this change, there have been no significant changes in the Company’s critical accounting estimates during the first quarter of 2008.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. FAS 157 defines fair value based upon an exit price model. A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability. This Statement was effective for the Company beginning on January 1, 2008, except that FSP 157-2 delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 18, 2008. The Company adopted FAS 157 on January 1, 2008 (See Note 8 to the Condensed Consolidated Financial Statements), with the exception of the application of the Statement to non-recurring nonfinancial assets and liabilities measured at fair value which include: (i) goodwill impairment testing, (ii) initial measurement of the fair value of asset retirement obligations and (iii) measurement of impairment of long-lived assets. The implementation of FAS 157 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows during the quarter ended March 31, 2008, and is not expected to have a material effect on the Company upon full adoption in future periods.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115”, (FAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted FAS 159 on January 1, 2008 and elected not to measure any additional financial instruments and other items at fair value. The adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows during the quarter ended March 31, 2008.

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

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (ARB) No. 51” (FAS 160). FAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The adoption of FAS 160 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (FAS 161). FAS 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk-related and finally, it requires cross-referencing within footnotes. It is effective for fiscal years beginning on or after November 15, 2008. The adoption of FAS 161 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risks from those disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, conducted an evaluation as of March 31, 2008 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such material information has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have not been any changes in the Company’s internal controls over financial reporting during the Company’s first quarter ended March 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 25, 2008, a suit was filed against the Company in the Connecticut Superior Court by a former employee. The complaint alleges that the Company breached the former employee’s employment agreement and stock option agreements and that the Company owes the employee approximately $0.8 million, plus any compensatory and punitive damages awarded by the Court. No reserve has been recorded as of March 31, 2008 related to this lawsuit as the Company believes that this suit is without merit and intends to defend it vigorously.

On February 22, 2008, the same former employee filed a lawsuit in Delaware Chancery Court seeking further indemnification and advancement from the Company in the amount of $0.9 million. The amount sought was for income taxes that he was expecting to incur as a result of payments made by the Company in 2007, related to prior litigation discussed in previous filings with the Securities and Exchange Commission. Management concluded that it was probable that a loss was incurred by the Company as of December 31, 2007. The Company recorded expense of approximately $0.9 million in the quarter ended December 31, 2007 related to this matter.

During the quarter ended March 31, 2008, the Company recorded additional expense of $0.2 million related to these matters. On April 11, 2008, the Company entered into a settlement agreement with the former employee and paid $1.0 million, of which $0.9 million was expensed in prior periods, in settlement of the above indemnification matter.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2003, the Company’s Board of Directors approved a Stock Repurchase Program (the “Repurchase Program”) to mitigate the potentially dilutive effects of stock options and shares of restricted and unrestricted stock granted by the Company. Under the approved Repurchase Program, shares may be purchased by the Company up to the quantity of shares underlying options and other equity-based awards granted after January 1, 2003 under shareholder approved plans. There were approximately 1.1 million shares that remained available for repurchase under the Repurchase Program as of March 31, 2008. No shares were repurchased in the first quarter of 2008.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on April 25, 2008. Stockholders voted on two proposals presented to them for consideration:

1.)	Election of Nominees to the Board of Directors

Stockholders elected eight Directors to serve until the next Annual Meeting to be held in 2009. The results of the voting were as follows:

	For	Withheld
Dale G. Barnhart	14,736,218	101,108
Kathleen Burdett	14,677,573	159,753
W. Leslie Duffy	14,584,335	252,991
Matthew T. Farrell	14,676,825	160,501
Marc T. Giles	14,760,327	76,999
William D. Gurley	14,591,268	246,058
Suzanne Hammett	14,676,104	161,222
S. Carl Soderstrom, Jr.	14,457,247	290,079

2.)	Ratification of Appointment of Independent Auditors

Stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for fiscal year 2008. The results of the voting were as follows:

For	14,709,737
Against	124,850
Abstained	2,739

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

May 2, 2008	By:	/s/ James V. Laughlan
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