Form 10-Q
period 2008-06-30
LYDALL INC /DE/
filed 2008-08-04
CIK 60977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $.10 par value per share.
Total Shares outstanding July 23, 2008	16,649,279

LYDALL, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Quarter Ended June 30,
	2008	2007
	(Unaudited)
Net sales	$88,908	$87,754
Cost of sales	68,772	67,368

Gross margin	20,136	20,386
Selling, product development and administrative expenses	15,457	14,637

Operating income	4,679	5,749
Interest expense	129	113
Other (income) expense, net	(51)	32

Income before income taxes	4,601	5,604
Income tax expense	1,703	2,083

Net income	$2,898	$3,521

Earnings per share:
Basic	$.18	$.22
Diluted	$.17	$.21
Weighted average number of common shares outstanding:
Basic	16,439	16,294
Diluted	16,610	16,585

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
Net sales	$183,186	$171,469
Cost of sales	141,571	133,230

Gross margin	41,615	38,239
Selling, product development and administrative expenses	31,878	30,361

Operating income	9,737	7,878
Interest expense	244	221
Other (income) expense, net	(179)	28

Income before income taxes	9,672	7,629
Income tax expense	3,579	2,832

Net income	$6,093	$4,797

Earnings per share:
Basic	$.37	$.30
Diluted	$.37	$.29
Weighted average number of common shares outstanding:
Basic	16,422	16,225
Diluted	16,516	16,501

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,615	$15,716
Accounts receivable, net	50,418	49,539
Inventories, net	37,608	37,181
Prepaid expenses and other current assets, net	5,579	7,542

Total current assets	120,220	109,978
Property, plant and equipment, at cost	246,240	234,611
Accumulated depreciation	(137,838)	(127,279)

Net, property, plant and equipment	108,402	107,332
Goodwill	30,884	30,884
Other assets, net	11,832	10,390

Total assets	$271,338	$258,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,598	$1,452
Accounts payable	27,747	27,586
Accrued payroll and other compensation	9,041	7,450
Other accrued liabilities	9,259	9,984

Total current liabilities	47,645	46,472
Long-term debt	8,267	8,377
Deferred tax liabilities	15,944	16,354
Pension and other long-term liabilities	6,573	6,928
Commitments and contingencies
Stockholders’ equity:
Preferred stock	—	—
Common stock	2,308	2,301
Capital in excess of par value	51,339	50,105
Retained earnings	194,789	188,696
Accumulated other comprehensive income	9,374	4,252
Treasury stock, at cost	(64,901)	(64,901)

Total stockholders’ equity	192,909	180,453

Total liabilities and stockholders’ equity	$271,338	$258,584

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$6,093	$4,797
Adjustments to reconcile net income to net cash from operating activities:
Depreciation and amortization	7,845	7,607
Deferred income taxes	834	530
Stock based compensation	457	462
Loss on disposition of property, plant and equipment	117	48
Changes in operating assets and liabilities:
Accounts receivable	543	(11,820)
Inventories	816	(1,702)
Accounts payable	(587)	1,386
Accrued payroll and other compensation	1,267	(2,641)
Other, net	(2,123)	1,987

Net cash provided by operating activities	15,262	654

Cash flows from investing activities:
Capital expenditures	(5,287)	(5,301)

Net cash used for investing activities	(5,287)	(5,301)

Cash flows from financing activities:
Debt proceeds	—	26,950
Debt repayments	(710)	(25,423)
Common stock issued	825	2,436

Net cash provided by financing activities	115	3,963

Effect of exchange rate changes on cash	809	94

Increase (decrease) in cash and cash equivalents	10,899	(590)
Cash and cash equivalents at beginning of period	15,716	6,402

Cash and cash equivalents at end of period	$26,615	$5,812

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

2. Inventories

Inventories, net of valuation reserves, as of June 30, 2008 and December 31, 2007 were as follows:

In thousands	June 30, 2008	December 31, 2007
Raw materials	$15,156	$14,469
Work in process	12,041	12,891
Finished goods	10,960	9,990

	38,157	37,350
Less: Progress billings	(549)	(169)

Total inventories	$37,608	$37,181

Raw materials, work in process and finished goods inventories were net of valuation reserves of $2.0 million as of June 30, 2008 and December 31, 2007. Progress billings relate to tooling inventory, which is included in work in process inventory in the above table. Total tooling inventories, net of progress billings and valuation reserves, were $5.3 million and $6.9 million at June 30, 2008 and December 31, 2007, respectively.

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

The following table provides a reconciliation of income and shares used to determine basic and diluted earnings per share.

	Quarter Ended June 30, 2008			Quarter Ended June 30, 2007
In thousands except per share amounts	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount
Basic earnings per share	$2,898	16,439	$.18	$3,521	16,294	$.22
Effect of dilutive options and awards	—	171	(.01)	—	291	(.01)

Diluted earnings per share	$2,898	16,610	$.17	$3,521	16,585	$.21

	Six Months Ended June 30, 2008			Six Months Ended June 30, 2007
In thousands except per share amounts	Net Income	Average Shares	Per Share Amount	Net Income	Average Shares	Per Share Amount
Basic earnings per share	$6,093	16,422	$.37	$4,797	16,225	$.30
Effect of dilutive options and awards	—	94	—	—	276	(.01)

Diluted earnings per share	$6,093	16,516	$.37	$4,797	16,501	$.29

Options to purchase approximately 27,000 and 67,000 shares of common stock were excluded from the quarter ended computation of diluted earnings per share for June 30, 2008 and 2007, respectively. Options to purchase approximately 97,000 and 87,000 shares of common stock were excluded from the six months ended computations of diluted earnings per share for June 30, 2008 and 2007, respectively. These options were excluded because the exercise price was greater than the average market price of the Company’s common stock.

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

The Company incurred compensation expense of $0.2 million for each of the quarters ended June 30, 2008 and June 30, 2007, and compensation expense of $0.5 million for each of the six month periods ended June 30, 2008 and June 30, 2007, for all stock-based compensation plans, including restricted stock awards.

Stock Options

The following table is a summary of option activity of the Company’s plans during the six months ended June 30, 2008:

In thousands except per share amounts	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	921	$10.12
Granted	32	$11.39
Exercised	(68)	$9.74
Forfeited/Cancelled	(73)	$11.18

Outstanding at June 30, 2008	812	$10.11	6.4	$2,089

Options exercisable at June 30, 2008	499	$10.26	5.0	$1,195

There were 31,544 and 15,148 options granted during the quarter and six months ended June 30, 2008 and 2007, respectively. The total intrinsic value of options exercised during the quarter ended June 30, 2008 was $0.2 million and the amount of cash received from the exercise of stock options was $0.6 million. The total intrinsic value of options exercised during the six months ended June 30, 2008 was $0.2 million and the amount of cash received from the exercise of stock options was $0.7 million. The total intrinsic value of options exercised during the quarter ended June 30, 2007 was $0.5 million and the amount of cash received from the exercise of stock options was $0.8 million. The total intrinsic value of options exercised during the six months ended June 30, 2007 was $0.9 million and the amount of cash received from the exercise of stock options was $2.1 million. At June 30, 2008, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.2 million, with a weighted average expected amortization period of 2.7 years.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the quarters ended:

	Quarter Ended June 30,
	2008	2007
Risk-free interest rate	4.91%	4.52%
Expected life	5.8 years	6.5 years
Expected volatility	44%	43%
Expected dividend yield	0%	0%

Restricted Stock

At June 30, 2008, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $1.2 million, with a weighted average expected amortization period of 3.0 years. The following is a summary of the status of the Company’s non-vested restricted shares as of June 30, 2008:

In thousands except per share amounts	Shares	Weighted- Average Grant- Date Fair Value
Non-vested at December 31, 2007	180	$10.20
Granted	—	—
Vested	—	—
Forfeited	(5)	$9.99

Non-vested at June 30, 2008	175	$10.21

5. Employer Sponsored Benefit Plans

As of June 30, 2008, the Company maintains three defined benefit pension plans (“pension plans”) that cover the majority of domestic Lydall employees. The pension plans are noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. Lydall closed its non-union pension plans to new employees hired after December 31, 2005 and, effective June 30, 2006, benefits under these pension plans stopped accruing for all eligible employees not covered under a collective bargaining agreement. Concurrently, the Board of Directors approved an increase in the Company’s matching cash contribution to the Company’s 401(k) plan.

The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes. The Company expects to contribute up to $0.6 million in cash to its defined benefit pension plans in 2008. Contributions of $0.2 million were made during the second quarter of 2008 and for the six months ended June 30, 2008. There were no contributions made during the second quarter of 2007 and $1.7 million of contributions were made during the six months ended June 30, 2007.

The following is a summary of the components of net periodic benefit cost for the quarters and six months ended June 30, 2008 and June 30, 2007:

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$23	$24	$46	$48
Interest cost	641	628	1,282	1,256
Expected return on assets	(787)	(754)	(1,574)	(1,508)
Amortization of actuarial loss and prior service cost	45	62	91	124

Net periodic benefit expense (income)	$(78)	$(40)	$(155)	$(80)

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

As a result of the implementation of FIN 48, the Company recognized a $0.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of June 30, 2008, the net amount of unrecognized tax benefits was $1.1 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.1 million. There have been no significant changes to these amounts during the quarter or six months ended June 30, 2008.

7. Comprehensive Income

Comprehensive income for the periods ended June 30, 2008 and 2007 was as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
In thousands	2008	2007	2008	2007
Net income	$2,898	$3,521	$6,093	$4,797
Changes in accumulated other comprehensive income:
Foreign currency translation adjustments	(225)	721	5,065	1,337
Pension liability adjustment, net of tax	29	15	58	77
Unrealized gain (loss) on derivative instruments, net of tax	51	7	(1)	1

Total comprehensive income	$2,753	$4,264	$11,215	$6,212

8. Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. FAS 157 defines fair value based upon an exit price model. A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability. This Statement was effective for the Company beginning on January 1, 2008, except that FSP 157-2 delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008.

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

The following table provides the assets and (liabilities) carried at fair value measured on a recurring basis as of June 30, 2008:

		Fair Value measurements at June 30, 2008 Using
In thousands	Total Carrying Value at June 30, 2008	Quoted prices In active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Forward exchange contracts	$(105)	$—	$(105)	$—

Derivative valuations are based on observable inputs to a valuation model including interest rates and foreign currency exchange rates and are classified within Level 2 of the valuation hierarchy.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115”, (FAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted FAS 159 on January 1, 2008 and elected not to measure any additional financial instruments and other items at fair value. The adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows during the quarter and six months ended June 30, 2008.

9. Segment Information

Effective the first quarter of 2008, changes were made to the Company’s internal organization structure, including the basis upon which management makes operating decisions and assesses performance. Consequently, the Company was required to modify its reportable segments. The Company’s reportable segments are now Thermal/Acoustical and Performance Materials. The Thermal/Acoustical segment reports the results of the Company’s automotive businesses. The Performance Materials segment reports results of the filtration businesses and the Industrial thermal insulation business, (formerly the passive thermal business and specialty products). All other businesses are aggregated in Other Products and Services (“OPS”). OPS is comprised of the Company’s vital fluids business, Affinity® temperature control equipment business, (formerly the active thermal business), and the transport, distribution and warehousing services business. The Company also changed allocations of corporate office overhead to certain businesses. The Company has restated the corresponding segment information for the quarter and six months ended June 30, 2007 to reflect changes made to segments in the first quarter of 2008.

Thermal/Acoustical Segment

The Thermal/Acoustical segment primarily provides automotive thermal and acoustical barriers, including ZeroClearance®, AMS® , dB-Lyte®, dBCore® and LyTherm® products, which are comprised of organic and inorganic fiber composites, fiber and metal combinations and all metal components that are used in cars, trucks, sport utility vehicles and vans. The Company holds patents on several of these products that can be employed on both the interior and exterior of vehicle passenger cabins and within the engine compartment and around such components as exhaust systems, fuel systems, heat and air-conditioning ducts, power trains, batteries and electronic components.

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

The Company’s industrial thermal insulation business develops unique high performance non-woven veils, papers, mats and specialty composites for the building products, appliance, and energy and Industrial markets. The Manniglas® brand is diverse in its product application ranging from high temperature seals and gaskets in ovens and ranges to specialty veils for HVAC and cavity wall insulation. Apply™ Mat has been developed to expand Lydall’s high temperature technology portfolio for broad application into the appliance market and supplements the Lytherm™ product brand, traditionally utilized in the Industrial market for kilns and furnaces used in metal processing. CryoTherm®, a super insulation product, is an industry standard used by manufacturers of cryogenic equipment for liquid gas storage and transportation.

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

The table below presents net sales and operating income by segment for the quarters and six months ended June 30, 2008 and 2007 and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2008	2007	2008	2007
Thermal/Acoustical:
Automotive parts	$41,239	$42,619	$84,155	$83,238
Automotive tooling	3,743	4,412	12,127	8,775

Thermal/Acoustical Segment net sales	$44,982	$47,031	$96,282	$92,013
Performance Materials:
Filtration	$19,856	$16,995	$38,819	$33,621
Industrial Thermal Insulation	11,335	10,465	22,154	20,743

Performance Materials Segment net sales	$31,191	$27,460	$60,973	$54,364
Other Products and Services:
Vital Fluids	$4,220	$3,868	$8,381	$7,414
Affinity® temperature control equipment	3,892	5,403	8,908	9,273
Transport, distribution and warehousing services	5,385	5,119	10,168	10,667

Other Products and Services net sales	$13,497	$14,390	$27,457	$27,354
Eliminations and Other	(762)	(1,127)	(1,526)	(2,262)

Consolidated Net Sales	$88,908	$87,754	$183,186	$171,469

Operating income by segment was as follows:
	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2008	2007	2008	2007
Thermal/Acoustical	$2,854	$4,877	$7,520	$8,638
Performance Materials	4,864	4,831	9,476	8,337
Other Products and Services	(138)	(299)	(381)	(710)
Corporate Office Expenses	(2,901)	(3,660)	(6,878)	(8,387)

Consolidated Operating Income	$4,679	$5,749	$9,737	$7,878

10. Commitments and Contingencies

On January 25, 2008, a suit was filed against the Company in the Connecticut Superior Court by a former employee. The complaint alleges that the Company breached the former employee’s employment agreement and stock option agreements and that the Company owes the employee approximately $0.8 million, plus any compensatory and punitive damages awarded by the Court. No reserve has been recorded as of June 30, 2008 related to this lawsuit as the Company believes that this suit is without merit and intends to defend it vigorously.

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

During the quarter and six months ended June 30, 2008, the Company recorded expense of $0.1 million and $0.3 million, respectively, related to these matters.

11. Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. FAS 157 defines fair value based upon an exit price model. A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability. This Statement was effective for the Company beginning on January 1, 2008, except that FSP 157-2 delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company adopted FAS 157 on January 1, 2008 (See Note 8 to the Condensed Consolidated Financial Statements), with the exception of the application of the Statement to non-recurring nonfinancial assets and liabilities measured at fair value which include: (i) goodwill impairment testing, (ii) initial measurement of the fair value of asset retirement obligations and (iii) measurement of impairment of long-lived assets. The implementation of FAS 157 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows during the quarter and six months ended June 30, 2008, and is not expected to have a material effect on the Company upon full adoption in future periods.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115”, (FAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted FAS 159 on January 1, 2008 and elected not to measure any additional financial instruments and other items at fair value. The adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows during the quarter and six months ended June 30, 2008.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162). This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements. FAS 162 shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of FAS 162 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Some of the factors that might cause such a difference include risks and uncertainties which are detailed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Note Concerning Factors That May Affect Future Results” and “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007. Such risks include, among others: a major downturn of the automotive markets, which accounted for approximately 53 percent of Lydall’s 2008 year-to-date net sales, pricing for automotive products and dependence on large customers, including significant amounts of accounts receivable from automakers outstanding at any point in time. Other factors include: unforeseen changes in raw material pricing and supply, specifically, aluminum and other metals used in most of the Company’s heat-shield products and various fibers used in thermal/acoustical and performance materials products, increases in energy pricing, inherent risks at international operations, including fluctuations in foreign exchange rates, expansion into new geographic regions, the timing and performance of new-product introductions, compliance with environmental laws and regulations, outcomes of legal contingencies and strategic transactions can impact Lydall’s projected results.

Lydall does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company.

Effective the first quarter of 2008, changes were made to the Company’s internal organization structure, including the basis upon which management makes operating decisions and assesses performance. Consequently, the Company was required to modify its reportable segments. The Company’s reportable segments are now Thermal/Acoustical and Performance Materials. The Thermal/Acoustical segment reports the results of the Company’s automotive businesses. The Performance Materials segment reports results of the filtration businesses and the industrial thermal insulation business, formerly the passive thermal business and specialty products. All other businesses are aggregated in Other Products and Services (“OPS”). OPS is comprised of the Company’s vital fluids business, Affinity® temperature control equipment business, formerly the active thermal business, and the transport, distribution and warehousing services business. The Company also changed allocations of corporate office overhead to certain businesses. The Company has restated the corresponding segment information for the quarter and six months ended June 30, 2007 to reflect changes made to segments in 2008.

Overview and Outlook

Lydall designs and manufactures specialty engineered automotive thermal and acoustical barriers, filtration media, industrial thermal insulating solutions, temperature-control equipment, medical filtration media and devices and biopharmaceutical processing components for demanding thermal/acoustical, filtration/separation and biopharmaceutical applications. Lydall also provides transport, distribution and warehousing services primarily to the paper and printing industries. Lydall’s businesses are in markets that present growth opportunities and the Company expects the businesses to grow over the long term, primarily through the introduction of new products, expansion of share in existing markets and penetration of new markets. The Company assesses its businesses and continually explores its core markets for suitable strategic acquisitions, joint ventures, alliances and licensing agreements to supplement growth.

As many of Lydall’s operations do business on a worldwide basis, Lydall’s results can be impacted by global, regional and industry economic and political factors. The Company is currently being impacted by weakness in the U.S. economy. Less demand for automobiles by consumers has resulted in lower production of automobiles by automakers in the U.S. According to CSM Worldwide, an automotive market forecasting service provided to suppliers, in the second quarter and first six months of 2008, production of cars and light trucks by North American OEM’s were lower by 16 percent and 12 percent, respectively, as compared to the comparable periods of 2007. Lower automobile production by North American OEM’s was expected to continue during the second half of 2008, when compared to the same period a year ago, which is expected to result in lower net sales for the Company’s North American automotive operations when compared to the second half of 2007. Also, certain automakers have indicated that they may increase the number of parts that they source from lower cost countries in the future which could negatively impact the Company going forward. In addition, the Company has significant accounts receivable from automakers at any point in time. Should an automaker not be able to pay the Company the amounts owed as they become due, or at all, results of operations and cash flows of the Company could be materially affected.

The Company continues to be negatively impacted by the slow-down in the construction of new home and commercial buildings markets (“construction market”) that began in 2007. Specifically, the Company’s insulation building products and appliance businesses, included in the Performance Materials segment, reported a slight reduction in net sales in the first half of 2008, as compared to the first six months of 2007. This trend is expected to continue during the remainder of 2008. In addition, the Company’s Affinity® temperature control equipment business has been negatively impacted by a slow-down in 2008 of capital equipment spending in the semiconductor industry. This trend is also expected to continue during the remainder of 2008.

The Company has also been negatively impacted by increased raw material commodity pricing and energy costs. Specifically, costs of aluminum, used in most of the Company’s heat-shield automotive products and various fibers used in a number of the Company’s automotive and performance materials products. The Company continues to focus its efforts on mitigating the impact of higher raw material and energy costs to the extent possible through cost savings and operational efficiency gains, as well as passing commodity and energy cost increases to our customers. Further significant increases in raw material commodity and/or energy prices could continue to negatively impact the Company, to the extent the Company is not able to mitigate the cost increases through operational efficiency gains or increased prices.

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

Thermal/Acoustical Segment

Due to lower consumer demand for automobiles in North America, the Company continues to be impacted by actions taken by certain domestic automakers, which include: (i) early termination of various automotive platforms, (ii) delays in launches of new automobile platforms, and (iii) lower production on current platforms. The Company’s North American automotive operations were also negatively impacted by work stoppages at certain other suppliers to the domestic automakers. Such work stoppages delayed the production of certain vehicles by the domestic automakers that contain Company parts. As a result of the above actions, automotive parts net sales by the Company’s North American operations decreased by $5.4 million in the second quarter of 2008, as compared to the same quarter of 2007. The Company expects the results of actions taken by domestic automakers to continue to negatively impact North American automotive parts net sales and profitability in the near-term.

In contrast to North America, production in the European automotive market that the Company serves was relatively stable in the second quarter and first half of 2008. In the current quarter, net sales of automotive parts by the Company’s European operations increased by $1.2 million, net of foreign currency translation, as compared to prior year’s second quarter. Negatively impacting operating results at the European automotive operations was an increase in aluminum costs as compared to the prior year’s second quarter.

During the second quarter of 2008, the Company realigned management in its global automotive business and reduced the workforce at certain automotive operations as a result of lower production requirements. The Thermal/Acoustical segment incurred $0.9 million of severance related charges in the second quarter of 2008 related to these actions, an increase of $0.8 million, as compared to the second quarter of 2007.

Performance Materials Segment

The Company continues to work with customers to deliver value-added products for their specific needs to differentiate its products from competitors. The Company’s filtration business reported an increase in net sales of $1.7 million, net of foreign currency translation, during the second quarter of 2008, as compared to the same quarter of 2007. Net sales of energy and industrial products increased by $1.0 million in the current quarter due to the continued strong demand in the electrical and cryogenic markets. However, net sales of building and appliance insulation products decreased by $0.2 million as compared to the second quarter of 2007 as the Company continues to be impacted by the slow-down in the construction of new home and commercial buildings markets.

During the second quarter of 2008, gross margins for all businesses throughout the Performance Materials segment were negatively impacted by increases in the costs of energy and raw materials, particularly fiber, which is expected to continue in the near-term. As a result, the Company announced price increases on certain products, effective in the second half of 2008, which are expected to mitigate a portion of the increased commodity pricing and energy costs during the remainder of 2008.

Other Products and Services

Net sales for the Company’s Affinity® temperature control equipment business decreased by $1.5 million in the second quarter of 2008, as compared to the comparable quarter of 2007. This decrease was attributable to a slow-down in capital equipment spending in the semiconductor industry, which resulted in an operating loss of $0.5 million during the current quarter compared to an operating loss of $0.8 million in the second quarter of 2007. The Company expects to continue to be impacted by the slow-down in the semiconductor industry during the remainder of 2008.

Results of Operations

The following table presents selected statement of operations line items for the quarter and six months ended June 30, 2008 on a comparative basis with the quarter and six months ended June 30, 2007 expressed as a relative percentage of consolidated net sales:

	Quarter Ended		Six Months Ended
In thousands	June 30, 2008	June 30, 2007	June 30, 2008	June 30, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	77.4%	76.8%	77.3%	77.7%
Gross margin	22.6%	23.2%	22.7%	22.3%
Selling, product development and administrative expenses	17.4%	16.7%	17.4%	17.7%
Operating income	5.3%	6.6%	5.3%	4.6%
Net income	3.3%	4.0%	3.3%	2.8%

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three month periods ended June 30, 2008 (Q2-08) and June 30, 2007 (Q2-07) and for the six months ended June 30, 2008 (YTD-08) and June 30, 2007 (YTD-07).

Net Sales

	Quarter Ended		Percent Change	Six Months Ended		Percent Change
In thousands	Q2-08	Q2-07		YTD-08	YTD-07
Net sales	$88,908	$87,754	1.3%	$183,186	$171,469	6.8%

Excluding the impact of foreign currency translation, net sales for the current quarter decreased by $3.3 million, or 3.7 percent, when compared to the second quarter of 2007. In the Thermal/Acoustical segment, net sales decreased by $5.2 million, excluding the impact of foreign currency translation, in the current quarter when compared to the same quarter a year ago, as automotive parts net sales decreased by $4.2 million and tooling net sales declined by $1.0 million. Excluding the impact of foreign currency translation, the Performance Materials segment net sales increased by $2.5 million, or 9.0 percent, in the second quarter of 2008, as compared to the second quarter of 2007. Increased net sales of filtration products of $1.7 million and energy and industrial insulation products of $1.0 million were partially offset by lower net sales of building and appliance insulation products aggregating $0.2 million. Net sales of OPS in the second quarter of 2008 decreased by $0.9 million, or 6.2 percent, as compared to the same quarter a year ago. The Affinity® temperature control equipment business posted decreased net sales of $1.5 million, partially offset by higher net sales from the Company’s vital fluids business of $0.3 million and transport, distribution and warehousing business of $0.3 million compared to the second quarter of 2007.

Excluding the impact of foreign currency translation, net sales for the six months ended June 30, 2008 increased by $2.6 million, or 1.5 percent, when compared to the first half of 2007. In the Thermal/Acoustical segment, net sales decreased by $2.5 million, excluding the impact of foreign currency translation, in the first six months of 2008 when compared to the same period a year ago, as automotive parts net sales decreased by $4.6 million, partially offset by higher tooling net sales of $2.1 million. Excluding the impact of foreign currency translation, Performance Materials segment net sales increased by $4.3 million, or 7.8 percent, in the first six months of 2008, as compared to the same period of 2007. Increased net sales of filtration products of $2.9 million and energy and industrial insulation products of $1.6 million were partially offset by lower net sales of building and appliance insulation products of $0.2 million that serve the construction market. Year-to-date net sales of OPS increased by $0.1 million compared to the first six months of 2007. Net sales from the Company’s vital fluids business increased by $1.0 million in the first half of 2008, which was nearly offset by lower net sales from the Company’s Affinity® temperature control equipment and transport, distribution and warehousing businesses of $0.4 million and $0.5 million, respectively.

Gross Margin

	Quarter Ended		Percent Change	Six Months Ended		Percent Change
In thousands	Q2-08	Q2-07		YTD-08	YTD-07
Gross margin	$20,136	$20,386	(1.2%)	$41,615	$38,239	8.8%
Percentage of sales	22.6%	23.2%		22.7%	22.3%

The decrease in gross margin percentage by 0.6 percentage points in the second quarter of 2008, as compared to the same period a year ago, was primarily caused by lower gross margin percentage from the Company’s Thermal/Acoustical segment, and to a lesser extent, the Performance Materials segment. Higher severance related charges of $0.3 million in the current quarter, related to reducing the workforce at certain operations as a result of lower production requirements, negatively impacted gross margin percentage by 40 basis points as compared to the second quarter of 2007. The remaining decrease in gross margin percentage in the current quarter was due to increases in raw material and energy costs in both the Thermal/Acoustical and Performance Materials segments. Specifically, higher aluminum costs used in most of the Company’s heat-shield automotive products, as well as higher costs of fibers used in performance materials products contributed to the reduction in gross margin as a percentage of net sales. Partially offsetting the increases in raw material and energy costs were cost savings generated from operational efficiency improvements.

The increase in gross margin percentage by 0.4 percentage points for the six months ended June 30, 2008 as compared to the six months ended June 30, 2007 was caused primarily by improved gross margin percentage from the Company’s Performance Materials segment, and to a lesser extent, Other Products and Services. Higher net sales in the Performance Materials segment, as well as improved absorption of fixed costs, contributed to an increase in the Company’s overall gross margin percentage in the first half of 2008, as compared to the first half of last year. Partially offsetting this increase was higher raw material and energy costs during 2008, as compared to 2007, that negatively impacted gross margin as a percentage of net sales.

Selling, Product Development and Administrative Expenses

	Quarter Ended		Percent Change	Six Months Ended		Percent Change
In thousands	Q2-08	Q2-07		YTD-08	YTD-07
Selling, product development and administrative expenses	$15,457	$14,637	5.6%	$31,878	$30,361	5.0%
Percentage of sales	17.4%	16.7%		17.4%	17.7%

Selling, product development and administrative expenses were 17.4 percent of net sales for the second quarter ended June 30, 2008 compared with 16.7 percent of net sales for the same quarter of 2007. Excluding the impact of foreign currency translation, selling, product development and administrative expenses increased by $0.3 million, in the current quarter as compared to the second quarter of 2007, due to increases in severance related charges primarily in the Thermal/Acoustical segment of $0.6 million, partially offset by lower corporate office litigation expense of $0.4 million.

Selling, product development and administrative expenses were 17.4 percent of net sales for the six months ended June 30, 2008 compared with 17.7 percent of net sales for the same period of 2007. Excluding the impact of foreign currency translation, selling, product development and administrative expenses increased by $0.6 million in the six months ended June 30, 2008, compared to the same period in 2007. Contributing to this increase were higher salaries and wages expenses of $0.9 million and severance related charges of $0.5 million, partially offset by lower corporate office litigation expense of $0.8 million. Higher salaries and wages expense was primarily due to annual wage adjustments.

Interest Expense

	Quarter Ended		Percent Change	Six Months Ended		Percent Change
In thousands	Q2-08	Q2-07		YTD-08	YTD-07
Interest expense	$129	$113	14.2%	$244	$221	10.4%
Weighted average interest rate	5.2%	5.3%		5.2%	5.3%

Increases in interest expense for the quarter and six months ended June 30, 2008, as compared to the same periods from 2007, were primarily due to changes in foreign currency translation rates.

Other Income/Expense

Other income and expense for the quarters and six months ended June 30, 2008 and 2007 consisted of insignificant activity related to foreign exchange transaction gains and losses and investment income.

Income Taxes

The effective tax rate for the quarter ended June 30, 2008 was 37.0 percent compared with 37.2 percent for the second quarter of 2007. The effective tax rate for the six months ended June 30, 2008 was 37.0 percent compared with 37.1 percent for the same period of 2007. For 2008, the Company expects its effective tax rate to be approximately 37 to 38 percent.

As a result of the implementation of FIN 48, the Company recognized a $0.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. As of June 30, 2008, the net amount of unrecognized tax benefits was $1.1 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.1 million. There have been no significant changes to these amounts during the quarter and six months ended June 30, 2008.

Segment Results

The following table presents sales information for the key product and service groups included within each operating segment for the quarter and six months ended June 30, 2008 compared with the quarter and six months ended June 30, 2007:

In thousands	Quarter Ended June 30, 2008	Quarter Ended June 30, 2007	Dollar Change	Percentage Change
Thermal/Acoustical:
Automotive parts	$41,239	$42,619	$(1,380)	(3.2)%
Automotive tooling	3,743	4,412	(669)	(15.2)%

Thermal/Acoustical Segment net sales	$44,982	$47,031	$(2,049)	(4.4)%
Performance Materials:
Filtration	$19,856	$16,995	$2,861	16.8%
Industrial thermal insulation	11,335	10,465	870	8.3%

Performance Materials Segment net sales	$31,191	$27,460	$3,731	13.6%
Other Products and Services:
Vital Fluids	$4,220	$3,868	$352	9.1%
Affinity® temperature control equipment	3,892	5,403	(1,511)	(28.0)%
Transport, distribution and warehousing services	5,385	5,119	266	5.2%

Other Products and Services net sales	$13,497	$14,390	$(893)	(6.2)%
Eliminations and Other	(762)	(1,127)	365	32.4%

Consolidated Net Sales	$88,908	$87,754	$1,154	1.3%

In thousands	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007	Dollar Change	Percentage Change
Thermal/Acoustical:
Automotive parts	$84,155	$83,238	$917	1.1%
Automotive tooling	12,127	8,775	3,352	38.2%

Thermal/Acoustical Segment net sales	$96,282	$92,013	$4,269	4.6%
Performance Materials:
Filtration	$38,819	$33,621	$5,198	15.5%
Industrial thermal insulation	22,154	20,743	1,411	6.8%

Performance Materials Segment net sales	$60,973	$54,364	$6,609	12.2%
Other Products and Services:
Vital Fluids	$8,381	$7,414	$967	13.0%
Affinity® temperature control equipment	8,908	9,273	(365)	(3.9)%
Transport, distribution and warehousing services	10,168	10,667	(499)	(4.7)%

Other Products and Services net sales	$27,457	$27,354	$103	0.4%
Eliminations and Other	(1,526)	(2,262)	736	32.5%

Consolidated Net Sales	$183,186	$171,469	$11,717	6.8%

Operating income by segment was as follows:

	Quarter Ended June 30, 2008		Quarter Ended June 30, 2007		Dollar Change	Percentage Change
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %
Thermal/Acoustical	$2,854	6.3%	$4,877	10.4%	$(2,023)	(41.5)%
Performance Materials	4,864	15.6%	4,831	17.6%	33	0.7%
Other Products and Services	(138)	(1.0)%	(299)	(2.1)%	161	53.8%
Corporate Office Expenses	(2,901)	—	(3,660)	—	759	20.7%

Consolidated Operating Income	$4,679	5.3%	$5,749	6.6%	$(1,070)	(18.6)%

	Six Months Ended June 30, 2008		Six Months Ended June 30, 2007		Dollar Change	Percentage Change
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %
Thermal/Acoustical	$7,520	7.8%	$8,638	9.4%	$(1,118)	(12.9)%
Performance Materials	9,476	15.5%	8,337	15.3%	1,139	13.7%
Other Products and Services	(381)	(1.4)%	(710)	(2.6)%	329	46.3%
Corporate Office Expenses	(6,878)	—	(8,387)	—	1,509	18.0%

Consolidated Operating Income	$9,737	5.3%	$7,878	4.6%	$1,859	23.6%

Thermal/Acoustical

Thermal/Acoustical Segment net sales decreased to $45.0 million for the quarter ended June 30, 2008 compared with $47.0 million for the same period of 2007. Excluding the impact of foreign currency translation, net sales decreased in the current quarter by $5.2 million when compared to the same period a year ago. Automotive parts net sales decreased by $4.2 million and tooling net sales declined by $1.0 million. Automotive parts net sales in Europe increased by $1.2 million, net of foreign currency translation, while parts net sales in North America were lower by $5.4 million in the second quarter of 2008, as compared to the second quarter a year ago. The Company experienced a relatively stable automotive market in Europe in the second quarter of 2008. Due to weakness in the U.S. economy and lower consumer demand for automobiles, North American parts net sales were adversely impacted by domestic automakers early termination of various automotive platforms, delays in launches of new automobile platforms and lower production on current platforms.

For the current quarter, excluding the impact of foreign currency translation, operating income for the segment decreased by $2.2 million compared with the second quarter of 2007. This decrease was attributable to lower net sales, as well as reduced gross margin as a percent of net sales due to higher raw material costs and severance related charges. Operating income for the segment was negatively impacted by higher severance related charges of $0.8 million in the second quarter of 2008, as compared to the second quarter of 2007, related to realigning management in the global automotive business as well as reductions in workforce at certain operations as a result of lower production requirements.

Segment net sales increased to $96.3 million for the six months ended June 30, 2008 compared with $92.0 million for the same period of 2007. Excluding the impact of foreign currency translation, segment net sales decreased by $2.5 million in 2008 when compared to 2007. Automotive parts net sales decreased by $4.6 million, as compared to the same period a year ago, partially offset by higher tooling net sales of $2.1 million. Automotive parts net sales in Europe increased by $3.1 million, net of foreign currency translation, while parts net sales in North America were lower by $7.7 million in the first half of 2008, as compared to the same period a year ago. Increased European parts net sales were due to increased volumes on new platforms as well as a short-term replacement part opportunity in the first quarter of 2008. Due to a weakness in the U.S. economy and lower consumer demand for automobiles, North American parts net sales were adversely impacted by domestic automakers early termination of various automotive platforms, delays in launches of new automobile platforms and lower production on current platforms. The increase in tooling net sales was due to the completion of tooling for future automobile platforms in Europe.

Excluding the impact of foreign currency translation, year-to-date operating income for the segment decreased by $1.7 million compared with the first six months of 2007. Lower parts net sales and a reduction in gross margin percentage due to higher raw material costs, as well as severance related charges of $0.3 million, contributed to the decrease in operating income in the first six months of 2008, as compared to the same period of 2007. In addition, net of foreign currency translation, selling, product development and administrative expenses increased by $0.8 million in the first six months of 2008, as compared to the first six months of 2007. This increase was primarily attributable to higher severance related charges of $0.5 million, and to a lesser extent, higher salaries and wages expense for the six months ended June 30, 2008 compared to the same period of 2007.

Performance Materials

Performance Materials segment net sales were $31.2 million in the current quarter compared with $27.5 million in the same period last year. Excluding the impact of foreign currency translation, segment net sales increased by $2.5 million, or 9.0 percent, in the current quarter. This increase was primarily related to increased net sales of filtration media of $1.7 million, net of foreign currency translation, specifically increased volumes of air filtration media to various customers as well as to customers who supply filtration products to clean room manufacturers in Asia. Net sales of industrial thermal insulation products increased by $0.8 million in the current quarter as a result of increased energy and industrial products net sales of $1.0 million partially offset by lower building and appliance insulation products net sales of $0.2 million, as compared to second quarter of 2007. Energy and industrial products net sales increased due to the continued strong demand in the electrical markets as well as increased net sales to manufacturers of cryogenic equipment for liquid gas storage and transportation. The Company continues to be impacted by the slow-down in the U.S. construction of new home and commercial buildings markets resulting in a decrease in building and appliance insulation products net sales.

Excluding the impact of foreign currency translation, operating income for the segment was essentially flat for the second quarter of 2008 compared with the second quarter of 2007. The increase in net sales during the current quarter was offset by a lower gross margin as a percentage of net sales. Increased raw material and energy costs contributed to the reduction in gross margin percentage, and to a lesser extent, product mix. In addition, excluding the impact of foreign currency translation, selling, product development and administrative expenses increased by $0.3 million in the second quarter of 2008, as compared to the second quarter of 2007. This increase was primarily attributable to higher salaries and incentive compensation expense and product development expenses.

Segment net sales were $61.0 million in the first half of 2008 compared with $54.4 million in the same period last year. Excluding the impact of foreign currency translation, segment net sales increased by $4.3 million, or 7.8 percent, in the first six months of 2008. This increase was primarily related to higher net sales of filtration media of $2.9 million, net of foreign currency translation. The majority of the increase was due to sales of media to customers who supply filtration products to clean room manufacturers in Asia. Net sales of industrial thermal insulation products increased by $1.4 million in the first half of 2008, as a result of increased energy and industrial products net sales of $1.6 million partially offset by lower building and appliance insulation products net sales of $0.2 million, as compared to the first six months of 2007. Net sales for energy and industrial products increased due to the continued strong demand in the electrical markets as well as increased net sales to manufacturers of cryogenic equipment for liquid gas storage and transportation. Due to the slow-down in the new home and commercial buildings construction markets in the U.S., the Company’s net sales of building and appliance insulation products decreased during the first six months of 2008 as compared to the same period of 2007.

Excluding the impact of foreign currency translation, operating income for the segment increased by $0.8 million, or 9.9 percent, for the first six months of 2008 compared with the same period of 2007. Operating income was positively impacted by higher net sales, partially offset by increased selling, product development and administrative expenses of $0.6 million net of foreign currency translation, primarily related to higher salaries and incentive compensation expense and product development expenses.

Other Products and Services

The decrease in OPS net sales of $0.9 million in the second quarter of 2008, compared to the same quarter of 2007, was due to decreased volumes of net sales from the Company’s Affinity® business of $1.5 million, partially offset by higher vital fluids and transport business net sales of $0.3 million and $0.3 million, respectively. The decrease in Affinity® temperature control equipment net sales during the current quarter was primarily attributable to a slow-down in capital equipment spending in the semiconductor industry. The increase in vital fluids’ products net sales was attributable to increased volumes of blood and OEM product net sales. The increase in transport business net sales was primary due to new warehousing business.

Operating loss from OPS was $0.1 million for the second quarter of 2008, compared to an operating loss of $0.3 million for the second quarter 2007. The Affinity® business reported an operating loss of $0.5 million in the second quarter of 2008, due to lower net sales, compared to an operating loss of $0.8 million in the second quarter of 2007, which was impacted by higher per unit manufacturing costs. The second quarter of 2008 operating loss at Affinity® was partially offset by operating income reported by the transport and vital fluids’ businesses.

The increase in OPS net sales of $0.1 million for the six months ended June 30, 2008, compared to the same period of 2007, was primarily related to higher vital fluids’ business net sales of $1.0 million, partially offset by decreased volumes of net sales from the Company’s Affinity® business and transport businesses of $0.4 million and $0.5 million, respectively. The greater vital fluids’ products net sales were attributable to equal increases in volumes of blood and OEM product net sales. The decrease in Affinity® temperature control equipment net sales was primarily attributable to a slow-down in capital equipment spending in the semiconductor industry. The decrease in transport business net sales was primary due to lower trucking business net sales from certain customers, partially offset by increased net sales from the warehousing business.

Operating loss from OPS was $0.4 million for the first six months 2008, compared to an operating loss of $0.7 million for the six months ended June 30, 2007. The Affinity® business reported an operating loss of $1.0 million in the first half of 2008, due to lower net sales, compared to an operating loss of $1.7 million in the comparable period of 2007. Operating income at the transport business decreased by $0.3 million in the first six months of 2008 as compared to the same period of 2007 due to lower net sales and a reduction in gross margin percentage.

Corporate Office Expenses

Corporate office expenses were $2.9 million in the second quarter of 2008, compared to $3.7 million for the second quarter of 2007. This decrease was due to the lower litigation expense of $0.4 million, as well as lower salaries and benefits expense, primarily from reductions in personnel, and lower travel and meeting expenses in the second quarter of 2008, as compared to the second quarter of 2007.

Corporate office expenses were $6.9 million in the first six months of 2008, compared to $8.4 million for the same period of 2007. This decrease was primarily due to the lower litigation expense of $0.8 million as well as lower travel and meeting expenses and other professional services provided to the Company.

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

Operating Cash Flows

Net cash provided by operating activities in the first six months of 2008 was $15.3 million. The combination of higher net income of $1.3 million, in the first six months of 2008 as compared to the same period a year ago, and operating net assets remaining flat with amounts at December 31, 2007, contributed to the improved cash flows from operations in the first half of 2008 as compared to the same period of 2007.

Investing Cash Flows

Capital expenditures were $5.3 million for the first six months of each of 2008 and 2007. Capital spending for 2008 is expected to be approximately $11.0 million to $13.0 million.

Financing Cash Flows

In the first six months of 2008, net cash provided by financing activities was $0.1 million. Debt repayments were $0.7 million in the first six months of 2008, primarily due to capital lease payments. Proceeds from common stock issuances were $0.8 million during the first six months of 2008 due to the exercise of stock options.

As of June 30, 2008, the Company had unused borrowing capacity of $60.2 million under various credit facilities.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. As discussed in Note 8 to the Condensed Consolidated Financial Statements, the Company adopted SFAS No. 157, “Fair Value Measurements” (FAS 157) as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities, the deferral of which was permitted under FSP 157-2. Other than this change, there have been no significant changes in the Company’s critical accounting estimates during the quarter and six months ended June 30, 2008.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. FAS 157 defines fair value based upon an exit price model. A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability. This Statement was effective for the Company beginning on January 1, 2008, except that FSP 157-2 delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company adopted FAS 157 on January 1, 2008 (See Note 8 to the Condensed Consolidated Financial Statements), with the exception of the application of the Statement to non-recurring nonfinancial assets and liabilities measured at fair value which include: (i) goodwill impairment testing, (ii) initial measurement of the fair value of asset retirement obligations and (iii) measurement of impairment of long-lived assets. The implementation of FAS 157 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows during the quarter and six months ended June 30, 2008, and is not expected to have a material effect on the Company upon full adoption in future periods.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115”, (FAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted FAS 159 on January 1, 2008 and elected not to measure any additional financial instruments and other items at fair value. The adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows during the quarter and six months ended June 30, 2008.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162). This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements. FAS 162 shall be effective 60 days following the Securities and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles”. The adoption of FAS 162 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risks from those disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, conducted an evaluation as of June 30, 2008 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such material information has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have not been any changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 25, 2008, a suit was filed against the Company in the Connecticut Superior Court by a former employee. The complaint alleges that the Company breached the former employee’s employment agreement and stock option agreements and that the Company owes the employee approximately $0.8 million, plus any compensatory and punitive damages awarded by the Court. No reserve has been recorded as of June 30, 2008 related to this lawsuit as the Company believes that this suit is without merit and intends to defend it vigorously.

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

During the quarter and six months ended June 30, 2008, the Company recorded expense of $0.1 million and $0.3 million, respectively, related to these matters.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2003, the Company’s Board of Directors approved a Stock Repurchase Program (the “Repurchase Program”) to mitigate the potentially dilutive effects of stock options and shares of restricted and unrestricted stock granted by the Company. Under the approved Repurchase Program, shares may be purchased by the Company up to the quantity of shares underlying options and other equity-based awards granted after January 1, 2003 under shareholder approved plans. There were approximately 1.2 million shares that remained available for repurchase under the Repurchase Program as of June 30, 2008. No shares were repurchased in the quarter and six months ended June 30, 2008.

Item 5. Other Information

On August 1, 2008, the Company entered into a relocation agreement (“Agreement”) with Dale Barnhart, President and CEO. Such Agreement states that the Company will reimburse Mr. Barnhart for the difference between the cost basis of his current residence and the actual sale price up to $50,000, assuming the sale price is less than the costs basis. Should such difference exceed $50,000, then the Company will additionally reimburse Mr. Barnhart for 70% of that difference, providing however that the total amount reimbursed to Mr. Barnhart will not exceed $100,000. The total amount reimbursed will then be grossed-up for applicable income taxes.

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

10.1	Employment agreement, dated June 26, 2008, between the Company and Joseph Wilsted, filed herewith.

10.2	Dale Barnhart Relocation Agreement, dated August 1, 2008, filed herewith.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

August 4, 2008	By:	/s/ James V. Laughlan
James V. Laughlan
Controller and Principal Accounting Officer
(On behalf of the Registrant and as Principal Accounting Officer)

LYDALL, INC.

Index to Exhibits

Exhibit Number

3.1	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

10.1	Employment agreement, dated June 26, 2008, between the Company and Joseph Wilsted, filed herewith

10.2	Dale Barnhart Relocation Agreement, dated August 1, 2008, filed herewith.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.