Form 10-Q
period 2008-09-30
LYDALL INC /DE/
filed 2008-11-03
CIK 60977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $.10 par value per share.
Total Shares outstanding October 22, 2008	16,653,794

LYDALL, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Quarter Ended September 30,
	2008	2007
	(Unaudited)
Net sales	$71,110	$77,276
Cost of sales	56,234	60,643

Gross margin	14,876	16,633
Selling, product development and administrative expenses	11,839	12,817

Operating income	3,037	3,816
Interest expense	108	131
Other income, net	(84)	(76)

Income from continuing operations before income taxes	3,013	3,761
Income tax expense	1,283	2,050

Income from continuing operations	1,730	1,711
Income from discontinued operations, net of tax	935	179

Net income	$2,665	$1,890

Basic earnings per share:
Continuing operations	$.10	$.10
Discontinued operations	$.06	$.01
Net income	$.16	$.12
Diluted earnings per share:
Continuing operations	$.10	$.10
Discontinued operations	$.06	$.01
Net income	$.16	$.11
Weighted average number of common shares outstanding:
Basic	16,483	16,354
Diluted	16,651	16,447

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
Net sales	$244,963	$239,380
Cost of sales	190,068	186,534

Gross margin	54,895	52,846
Selling, product development and administrative expenses	42,308	41,656

Operating income	12,587	11,190
Interest expense	352	352
Other income, net	(263)	(48)

Income from continuing operations before income taxes	12,498	10,886
Income tax expense	4,792	4,693

Income from continuing operations	7,706	6,193
Income from discontinued operations, net of tax	1,052	494

Net income	$8,758	$6,687

Basic earnings per share:
Continuing operations	$.47	$.38
Discontinued operations	$.06	$.03
Net income	$.53	$.41
Diluted earnings per share:
Continuing operations	$.46	$.38
Discontinued operations	$.06	$.03
Net income	$.53	$.41
Weighted average number of common shares outstanding:
Basic	16,443	16,267
Diluted	16,575	16,488

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30, 2008	December 31, 2007
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,281	$15,716
Accounts receivable, net	42,673	49,539
Inventories, net	39,041	37,181
Prepaid expenses and other current assets, net	5,249	7,542

Total current assets	115,244	109,978
Property, plant and equipment, at cost	237,586	234,611
Accumulated depreciation	(135,691)	(127,279)

Net, property, plant and equipment	101,895	107,332
Goodwill	30,884	30,884
Other assets, net	11,026	10,390

Total assets	$259,049	$258,584

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,450	$1,452
Accounts payable	22,968	27,586
Accrued payroll and other compensation	8,129	7,450
Accrued taxes	2,420	1,712
Other accrued liabilities	6,104	8,272

Total current liabilities	41,071	46,472
Long-term debt	7,055	8,377
Deferred tax liabilities	16,740	16,354
Pension and other long-term liabilities	5,581	6,928
Commitments and contingencies (Note 13)
Stockholders’ equity:
Preferred stock	—	—
Common stock	2,308	2,301
Capital in excess of par value	51,750	50,105
Retained earnings	197,454	188,696
Accumulated other comprehensive income	1,991	4,252
Treasury stock, at cost	(64,901)	(64,901)

Total stockholders’ equity	188,602	180,453

Total liabilities and stockholders’ equity	$259,049	$258,584

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30,
	2008	2007
	(Unaudited)
Cash flows from operating activities:
Net income	$8,758	$6,687
Adjustments to reconcile net income to net cash from operating activities:
Gain from discontinued operations, net of tax	(860)	—
Depreciation and amortization	11,760	11,411
Deferred income taxes	2,300	2,069
Stock based compensation	662	762
Loss on disposition of property, plant and equipment	137	226
Changes in operating assets and liabilities:
Accounts receivable	3,671	(6,301)
Inventories	(2,397)	(1,920)
Accounts payable	(3,187)	1,062
Accrued payroll and other compensation	904	(1,847)
Other, net	(3,058)	(1,926)

Net cash provided by operating activities	18,690	10,223

Cash flows from investing activities:
Proceeds from sale of operation, net	2,772	—
Capital expenditures	(8,136)	(8,780)

Net cash used for investing activities	(5,364)	(8,780)

Cash flows from financing activities:
Debt proceeds	—	31,249
Debt repayments	(1,053)	(32,133)
Common stock issued	1,045	2,448

Net cash (used for) provided by financing activities	(8)	1,564

Effect of exchange rate changes on cash	(753)	333

Increase in cash and cash equivalents	12,565	3,340
Cash and cash equivalents at beginning of period	15,716	6,402

Cash and cash equivalents at end of period	$28,281	$9,742

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

On September 19, 2008, the Company sold its wholly owned subsidiary, Lydall Transport, Ltd. (“Transport”). The Consolidated Condensed Financial Statements for the quarter and nine months ended September 30, 2008 and 2007 have been reclassified to reflect Transport as a discontinued operation for all periods presented.

2. Risks and Uncertainties

For the nine months ended September 30, 2008, approximately 54% of the Company’s consolidated net sales were to the automotive market, included in the Thermal/Acoustical segment. Specifically in the United States, the Company’s North American automotive business (“NA Auto”) has been significantly impacted by a downturn in the U.S. economy resulting in less consumer demand for automobiles. While NA Auto has remained profitable in 2008, lower automobile production in the U.S. has caused net sales and operating income for NA Auto to be lower by approximately 23% and 60%, respectively, as compared to the same period of 2007. A large amount of NA Auto business is to domestic automakers that are reporting financial losses, announcing facility closures and other restructuring actions. The Company has significant accounts receivable from these automakers at any point in time. Should an automaker file bankruptcy or not be able to pay the Company the amounts owed as they become due, or at all, results of operations and cash flows of the Company could be adversely affected. NA Auto has approximately $12.2 million of goodwill on their balance sheet as of September 30, 2008. In light of the current market conditions, and the expected continued reductions in net sales and operating income through 2009, the Company performed at September 30, 2008 an assessment to determine if the carrying amount of NA Auto’s net assets were recoverable from estimated future cash flows. As of September 30, 2008, the Company does not believe an impairment exists. The calculation of future cash flows includes management estimates and assumptions that are based on the best available information as of the date of the assessment. The Company will continue to monitor the North American automotive market and the financial conditions of the Company’s customers. Should factors indicate that NA Auto cash flow will not meet the Company’s expectations, then an impairment charge may be recorded in a future period.

The Company’s Affinity® temperature control equipment business (“Affinity”) reported an operating loss of $1.5 million in the nine months ended September 30, 2008 and an operating loss of $1.0 million in fiscal 2007. The loss in 2007 was primarily caused by excessive manufacturing and warranty costs due to operational issues in the first half of 2007. Many of these operational issues were resolved in the second half of 2007, which resulted in the Affinity business reporting operating income of approximately $0.4 million over the last two quarters of 2007. Throughout 2008, the Affinity® business has been severely impacted by a slow-down in capital equipment spending in the semiconductor industry. Net sales were lower in the first nine months of 2008 by $3.6 million, or approximately 23%, as compared to the same period of 2007. As a result, the Company has incurred an operating loss in 2008. The Company expects capital equipment spending in the semiconductor industry to improve in 2009, but still below 2007 levels. The Affinity business has goodwill of $4.2 million on their balance sheet as of September 30, 2008. Due to the operating losses reported by the Affinity business and the continued negative market conditions expected in the near-term, the Company performed at September 30, 2008 an assessment to determine if the carrying amount of Affinity’s net assets was recoverable from estimated future cash flows. As of September 30, 2008, the Company does not believe an impairment exists. The calculation of future cash flows includes management estimates and assumptions that are based on the best available information as of the date of the assessment. Included in management’s assumptions was the expectation that while the financial results of the Affinity business are expected to improve in 2009, in comparison to 2008, negative market conditions are expected to continue, thereby preventing a significant improvement in cash flows in 2009. Management expects capital equipment spending in the semiconductor industry to improve in 2010 and thereafter, and in turn, management expects this to result in improved cash flow for the Affinity business in 2010 and future years. The Company will continue to monitor the performance of the Affinity business in relation to trends of capital equipment spending in the semiconductor market. Should factors indicate that the Affinity business cash flow will not meet the Company’s expectations, then an impairment charge may be recorded in a future period.

As noted above, the calculation of future cash flows was based on the best available information as of the date of the assessments. Future cash flows can be affected by numerous factors including changes in economic, industry or market conditions, changes in the underlying business or products of the reporting unit, changes in competition and changes in technology. Any changes in key assumptions about the business and its prospects, changes in any of the factors discussed above or other factors could affect the fair value of one or more of the reporting units resulting in an impairment charge. Such a charge could have a material adverse effect on the Company’s reported financial condition and results of operations. Although no goodwill impairment has been recorded to date, there can be no assurance that a future impairment of goodwill will not occur.

Subsequent to September 30, 2008, the fair value of the Company’s common stock declined to a value significantly less than the carrying value of the Company’s net assets. The Company is currently monitoring the markets that it serves, including the financial stability of certain major customers, as well as the market price of the Company’s stock. Going forward, an analysis of these and other relevant factors could result in an impairment charge related to the Company’s long-lived assets, including goodwill.

3. Inventories

Inventories, net of valuation reserves, as of September 30, 2008 and December 31, 2007 were as follows:

In thousands	September 30, 2008	December 31, 2007
Raw materials	$16,393	$14,469
Work in process	11,956	12,891
Finished goods	11,834	9,990

	40,183	37,350
Less: Progress billings	(1,142)	(169)

Total inventories	$39,041	$37,181

Raw materials, work in process and finished goods inventories were net of valuation reserves of $2.2 million and $2.0 million as of September 30, 2008 and December 31, 2007, respectively. Progress billings relate to tooling inventory, which is included in work in process inventory in the above table. Total tooling inventories, net of progress billings and valuation reserves, were $4.7 million and $6.9 million at September 30, 2008 and December 31, 2007, respectively.

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

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2008	2007	2008	2007
Basic average common shares outstanding	16,483	16,354	16,443	16,267
Effect of dilutive options and restricted stock awards	168	93	132	221

Diluted average common shares outstanding	16,651	16,447	16,575	16,488

Options to purchase approximately 37,000 shares and 200,000 shares of common stock were excluded from the quarter ended computation of diluted earnings per share for September 30, 2008 and 2007, respectively. Options to purchase approximately 37,000 shares and 100,000 shares of common stock were excluded from the nine months ended computations of diluted earnings per share for September 30, 2008 and 2007, respectively. These options were excluded because the exercise price was greater than the average market price of the Company’s common stock.

5. Restructuring and Related Costs

On September 23, 2008, the Company announced that it will be closing its St. Johnsbury, Vermont manufacturing facility, impacting approximately 190 employees and consolidating its North American automotive parts production into its Hamptonville, North Carolina operation. Due to the current downturn in the U.S. automotive market, the Company’s two North American automotive plants have been running at less than optimal capacity. Consolidating the Company’s North American automotive operations in North Carolina is expected to reduce operating costs significantly, increase efficiency, and enhance the Company’s competitive position. The Company plans to begin the transfer of equipment and production in the fourth quarter of 2008 and to complete the consolidation by the end of 2009. Beginning in the latter part of 2009, the Company expects to start to benefit from reduced fixed overhead and selling, product development and administrative expenses as a result of the consolidation. On an annualized basis, the Company expects to save approximately $3.5 million in costs as a result of this consolidation with approximately 85% of the savings impacting gross margins and the remainder reducing selling, product development and administrative expenses. Actual results could differ from these estimates.

The Company expects to record pre-tax charges of approximately $7.5 million to $8.0 million, or approximately $.28 to $.30 per diluted share, over the period of consolidation including pre-tax charges of approximately $1.6 million, or $.06 per diluted share, in the fourth quarter of 2008. Cash expenditures are expected to be in the range of $6.5 million to $7.0 million. Cash payments are primarily expected to occur evenly over the first three quarters of 2009. The Company recorded income tax charges of approximately $0.1 million in the third quarter of 2008 related to establishing a valuation reserve on certain deferred tax assets that are not expected to be realized in the State of Vermont due to the closing of the facility. Actual results could differ from these estimates.

6. Discontinued Operations

The Board of Directors and management concluded that the transport business was no longer consistent with the Company’s strategic direction. The sale of the transport business frees up both management time and capital resources for its core businesses.

On September 19, 2008, the Company sold its wholly-owned subsidiary, Lydall Transport, Ltd (“Transport”) for $3.6 million in cash. Transport had operated the Company’s transport, distribution and warehousing businesses that specialized in time-sensitive shipments and warehouse management services primarily serving the paper and printing industries. The cash received is subject to a post-closing balance sheet adjustment based upon the net working capital of Transport as of the closing date. Based on the current projections, a receivable of $0.6 million was recorded at September 30, 2008 for the projected increase to the purchase price. The Company recorded a gain on disposal, net of income taxes, of $0.9 million in the quarter ended September 30, 2008. The Consolidated Condensed Financial Statements have been reclassified to reflect Transport as a discontinued operation for all periods presented.

The following table is a summary of the results of the discontinued operation:

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2008	2007	2008	2007
Net Sales	$4,288	$4,291	$13,621	$13,656

Income before income taxes	120	286	307	790
Income tax expense	45	107	115	296

Income from discontinued operations	75	179	192	494

Gain on sale of discontinued operations, net of tax	860	—	860	—

Total discontinued operations, net of tax	$935	$179	$1,052	$494

The above table includes the results of operations and gain on sale of the Transport business through the closing date of the sale on September 19, 2008.

7. Equity Compensation Plans

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

The Company recognizes expense on a straight-line basis over the vesting period of the entire award. Stock-based compensation expense includes the estimated effects of forfeitures, and estimates of forfeitures are adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. The effects of changes in estimated forfeitures are recognized in the period of change and also impact the amount of expense to be recognized in future periods. The Company estimates the fair value of option grants based on the Black-Scholes option-pricing model. Expected volatility and expected term are based on historical information. The Company has determined that its future volatility and expected term are not likely to differ from the Company’s historical stock price volatility and historical exercise data, respectively.

The Company incurred compensation expense of $0.2 million and $0.3 million for the quarters ended September 30, 2008 and September 30, 2007, respectively, and compensation expense of $0.7 million and $0.8 million for the nine months ended September 30, 2008 and September 30, 2007, respectively, for all stock-based compensation plans, including restricted stock awards.

Stock Options

The following table is a summary of option activity of the Company’s plans during the nine months ended September 30, 2008:

In thousands except per share amounts	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	921	$10.12
Granted	42	$11.72
Exercised	(83)	$9.62
Forfeited/Cancelled	(98)	$10.62

Outstanding at September 30, 2008	782	$10.20	5.7	$315

Options exercisable at September 30, 2008	496	$10.26	4.1	$177

There were 10,000 options granted during the quarter ended September 30, 2008 and there were no options granted in the third quarter of 2007. There were 41,544 and 15,148 options granted during the nine months ended September 30, 2008 and 2007, respectively. The total intrinsic value of options exercised during the quarter ended September 30, 2008 was $0.1 million and the amount of cash received from the exercise of stock options was $0.1 million. The total intrinsic value of options exercised during the nine months ended September 30, 2008 was $0.3 million and the amount of cash received from the exercise of stock options was $0.8 million. The total intrinsic value of options exercised during the quarter ended September 30, 2007 and the amount of cash received from the exercise of stock options were minimal. The total intrinsic value of options exercised during the nine months ended September 30, 2007 was $0.9 million and the amount of cash received from the exercise of stock options was $2.1 million. At September 30, 2008, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.1 million, with a weighted average expected amortization period of 2.5 years.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the nine months ended:

	Nine Months Ended September 30,
	2008	2007
Risk-free interest rate	4.74%	4.52%
Expected life	5.8 years	6.5 years
Expected volatility	44%	43%
Expected dividend yield	0%	0%

Restricted Stock

At September 30, 2008, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $1.1 million, with a weighted average expected amortization period of 2.8 years. The following is a summary of the status of the Company’s non-vested restricted shares as of September 30, 2008:

In thousands except per share amounts	Shares	Weighted- Average Grant- Date Fair Value
Non-vested at December 31, 2007	180	$10.20
Granted	5	12.75
Vested	(4)	10.87
Forfeited	(18)	10.25

Non-vested at September 30, 2008	163	$10.26

8. Employer Sponsored Benefit Plans

As of September 30, 2008, the Company maintains three defined benefit pension plans (“pension plans”) that cover the majority of domestic Lydall employees. The pension plans are noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. Lydall closed its non-union pension plans to new employees hired after December 31, 2005 and, effective June 30, 2006, benefits under these pension plans stopped accruing for all eligible employees not covered under a collective bargaining agreement. Concurrently, the Board of Directors approved an increase in the Company’s matching cash contribution to the Company’s 401(k) plan.

The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes. The Company expects to contribute approximately $0.8 million in cash to its defined benefit pension plans in 2008. Contributions of $0.2 million were made during the third quarter of 2008 and $0.5 million of contributions were made during the nine months ended September 30, 2008. Contributions of $0.3 million were made during the third quarter of 2007 and $2.0 million of contributions were made during the nine months ended September 30, 2007. As a result of losses experienced in global equity markets, the Company’s pension funds are likely to have a negative return for 2008, which in turn would create increased pension costs and funding requirements in 2009.

The following is a summary of the components of net periodic benefit cost for the quarters and nine months ended September 30, 2008 and September 30, 2007:

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2008	2007	2008	2007
Components of net periodic benefit cost:
Service cost	$21	$21	$67	$69
Interest cost	639	535	1,921	1,791
Expected return on assets	(786)	(797)	(2,360)	(2,305)
Amortization of actuarial loss and prior service cost	45	63	136	187

Net periodic benefit (income) expense	$(81)	$(178)	$(236)	$(258)

9. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities, including such jurisdictions as the United States, France and Germany. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2003. The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) on January 1, 2007. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes”.

As a result of the implementation of FIN 48, the Company recognized a $0.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of September 30, 2008, the net amount of unrecognized tax benefits was $1.2 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.2 million. There have been no significant changes to these amounts during the quarter or nine months ended September 30, 2008.

10. Comprehensive Income

Comprehensive (loss) income for the periods ended September 30, 2008 and 2007 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2008	2007	2008	2007
Net income	$2,665	$1,890	$8,758	$6,687
Changes in accumulated other comprehensive (loss) income:
Foreign currency translation adjustments	(7,541)	2,966	(2,471)	4,303
Pension liability adjustment, net of tax	50	358	108	435
Unrealized gain (loss) on derivative instruments, net of tax	103	(53)	102	(52)

Total comprehensive (loss) income	$(4,723)	$5,161	$6,497	$11,373

11. Fair Value Measurements

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

The following table provides the assets carried at fair value measured on a recurring basis as of September 30, 2008:

		Fair Value measurements at September 30, 2008 Using
In thousands	Total Carrying Value at September 30, 2008	Quoted prices In active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Forward exchange contracts	$53	$—	$53	$—

Derivative valuations are based on observable inputs to a valuation model including interest rates and foreign currency exchange rates and are classified within Level 2 of the valuation hierarchy.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115”, (FAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted FAS 159 on January 1, 2008 and elected not to measure any additional financial instruments and other items at fair value. The adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows during the quarter and nine months ended September 30, 2008.

12. Segment Information

On September 19, 2008, the Company sold its wholly-owned subsidiary, Lydall Transport, Ltd (See Note 6). This operation had been included within Other Products and Services (“OPS”). Transport had operated the Company’s transport, distribution and warehousing businesses that specialized in time-sensitive shipments and warehouse management services primarily serving the paper and printing industries. As a result of the sale, the Consolidated Condensed Financial Statements have been reclassified to reflect Transport as a discontinued operation and the following segment information excludes Transport’s net sales and operating income for all periods presented.

Effective the first quarter of 2008, changes were made to the Company’s internal organizational structure, including the basis upon which management makes operating decisions and assesses performance. Consequently, the Company was required to modify its reportable segments. The Company’s reportable segments are now Thermal/Acoustical and Performance Materials. The Thermal/Acoustical segment reports the results of the Company’s automotive businesses. The Performance Materials segment reports results of the filtration businesses and the industrial thermal insulation business (formerly the passive thermal business and specialty products). All other businesses are aggregated in OPS. OPS is comprised of the Company’s vital fluids business and Affinity® temperature control equipment business (formerly the active thermal business). The Company also changed allocations of corporate office overhead to certain businesses. The Company has restated the corresponding segment information for the quarter and nine months ended September 30, 2007 to reflect changes made to segments in the first quarter of 2008.

Thermal/Acoustical Segment

The Thermal/Acoustical segment primarily provides automotive thermal and acoustical barriers, including ZeroClearance®, AMS®, dB-Lyte® , dBCore® and LyTherm® products, which are comprised of organic and inorganic fiber composites, fiber and metal combinations and all metal components that are used in cars, trucks, sport utility vehicles and vans. The Company holds patents on several of these products that can be employed on both the interior and exterior of vehicle passenger cabins and within the engine compartment and around such components as exhaust systems, fuel systems, heat and air-conditioning ducts, power trains, batteries and electronic components.

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

Other Products and Services

The components of Other Products and Services (OPS) are Lydall’s vital fluids business and Affinity® temperature control equipment business, formerly called the active thermal business.

The Company’s vital fluids business serves the life science industry offering specialty products for blood transfusion and cell therapy applications as well as Bio-Pak® single-use bioprocessing containers for containment of media, buffers and bulk intermediates used in Biotech, Pharmaceutical and Diagnostic reagent manufacturing processes. Additionally, its medical filter materials products are utilized in traditional blood filtration devices such as cardiotomy reservoirs and autotransfusion filters.

Lydall’s Affinity® temperature control equipment business designs and manufactures high precision, specialty engineered temperature-control equipment for demanding semiconductor, pharmaceutical, life sciences and industrial applications.

The table below presents net sales and operating income by segment for the quarters and nine months ended September 30, 2008 and 2007 and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2008	2007	2008	2007
Thermal/Acoustical:
Automotive parts	$31,890	$36,796	$116,045	$120,034
Automotive tooling	3,877	3,889	16,004	12,664

Thermal/Acoustical Segment net sales	$35,767	$40,685	$132,049	$132,698
Performance Materials:
Filtration	$18,284	$17,731	$57,103	$51,352
Industrial Thermal Insulation	9,833	9,027	31,987	29,770

Performance Materials Segment net sales	$28,117	$26,758	$89,090	$81,122
Other Products and Services:
Vital Fluids	$4,137	$3,497	$12,518	$10,911
Affinity® temperature control equipment	3,376	6,651	12,284	15,924

Other Products and Services net sales	$7,513	$10,148	$24,802	$26,835
Eliminations and Other	(287)	(315)	(978)	(1,275)

Consolidated Net Sales	$71,110	$77,276	$244,963	$239,380

Operating income by segment was as follows:
	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2008	2007	2008	2007
Thermal/Acoustical	$844	$3,253	$8,364	$11,891
Performance Materials	4,525	3,707	14,001	12,044
Other Products and Services	(32)	350	(600)	(864)
Corporate Office Expenses	(2,300)	(3,494)	(9,178)	(11,881)

Consolidated Operating Income	$3,037	$3,816	$12,587	$11,190

13. Commitments and Contingencies

On January 25, 2008, a suit was filed against the Company in the Connecticut Superior Court by a former employee. The complaint alleges that the Company breached the former employee’s employment agreement and stock option agreements and that the Company owes the employee approximately $0.8 million, plus any compensatory and punitive damages awarded by the Court. No reserve has been recorded as of September 30, 2008 related to this lawsuit as the Company believes that this suit is without merit and intends to defend it vigorously.

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

During the nine months ended September 30, 2008, the Company recorded expense of $0.3 million related to these matters.

In connection with the sale of the Transport business, Lydall will engage Transport and its subsidiaries to perform substantially the same freight hauling services it performed for the Company prior to the sale, for a period of three years from the date of closing. Lydall guarantees minimum payments to Transport under the Lydall Services Agreement of $1.2 million for each year of the three year term.

14. Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. FAS 157 defines fair value based upon an exit price model. A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability. This Statement was effective for the Company beginning on January 1, 2008, except that FSP 157-2 delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company adopted FAS 157 on January 1, 2008 (See Note 11 to the Condensed Consolidated Financial Statements), with the exception of the application of the Statement to non-recurring nonfinancial assets and liabilities measured at fair value which include: (i) goodwill impairment testing, (ii) initial measurement of the fair value of asset retirement obligations and (iii) measurement of impairment of long-lived assets. The implementation of FAS 157 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows during the quarter and nine months ended September 30, 2008, and is not expected to have a material effect on the Company upon full adoption in future periods.

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

Some of the factors that might cause such a difference include risks and uncertainties which are detailed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Note Concerning Factors That May Affect Future Results” and “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, as well as in footnote No. 2 of this quarterly report on Form 10-Q. Such risks include, among others: a major downturn of the automotive markets, which accounted for approximately 54% of Lydall’s 2008 year-to-date net sales, pricing for automotive products and dependence on large customers, including significant amounts of accounts receivable from automakers outstanding at any point in time. Other factors including: unforeseen changes in raw material pricing and supply, specifically, aluminum and other metals used in most of the Company’s heat-shield products and various fibers used in thermal/acoustical and performance materials products, increases in energy pricing, inherent risks at international operations, including fluctuations in foreign exchange rates, expansion into new geographic regions, the timing and performance of new-product introductions, compliance with environmental laws and regulations, outcomes of legal contingencies and strategic transactions, including restructurings, can impact Lydall’s projected results.

Lydall does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company.

Effective the first quarter of 2008, changes were made to the Company’s internal organizational structure, including the basis upon which management makes operating decisions and assesses performance. Consequently, the Company was required to modify its reportable segments. The Company’s reportable segments are now Thermal/Acoustical and Performance Materials. The Thermal/Acoustical segment reports the results of the Company’s automotive businesses. The Performance Materials segment reports results of the filtration businesses and the industrial thermal insulation business, formerly the passive thermal business and specialty products. All other businesses are aggregated in Other Products and Services (“OPS”). OPS is comprised of the Company’s vital fluids business and Affinity® temperature control equipment business, formerly the active thermal business. The Company also changed allocations of corporate office overhead to certain businesses. The Company has restated the corresponding segment information for the quarter and nine months ended September 30, 2007 to reflect changes made to segments in 2008.

Overview and Outlook

Lydall designs and manufactures specialty engineered automotive thermal and acoustical barriers, filtration media, industrial thermal insulating solutions, temperature-control equipment, medical filtration media and devices and biopharmaceutical processing components for demanding thermal/acoustical, filtration/separation and biopharmaceutical applications. Lydall’s businesses are in markets that present growth opportunities and the Company expects the businesses to grow over the long term, primarily through the introduction of new products, expansion of share in existing markets and penetration of new markets. The Company continually assesses its businesses and explores its core markets for suitable strategic acquisitions, joint ventures, alliances and licensing agreements to supplement growth.

As many of Lydall’s operations do business on a worldwide basis, Lydall’s results can be impacted by global, regional and industry economic and political factors. The Company currently is being significantly impacted by weakness in the U.S. economy. Less demand for automobiles by consumers has resulted in lower production of automobiles by automakers in the U.S. According to CSM Worldwide, an automotive market forecasting service provided to suppliers, in the third quarter and first nine months of 2008, production of cars and light trucks by North American OEM’s was lower by approximately 15% and 13%, respectively, as compared to the comparable periods of 2007. Lower automobile production by North American OEM’s is expected to continue in the fourth quarter of 2008 when compared to production levels in the comparable period of 2007. As a result, the Company expects lower net sales and lower profitability from the Company’s North American automotive operations in the fourth quarter of 2008 when compared to the fourth quarter of 2007. The Company expects lower automobile production by North American OEM’s to continue in 2009, when compared to production levels in comparable periods of 2007. Also, certain automakers have indicated that they may increase the number of parts that they source from lower cost countries in the future, which could negatively impact the Company going forward. In addition, the Company has significant accounts receivable from automakers at any point in time. Should an automaker not be able to pay the Company the amounts owed as they become due, or at all, results of operations and cash flows of the Company could be adversely affected.

In the third quarter of 2008, net sales of automotive parts by the Company’s European operations, net of foreign currency translation, were flat as compared to the corresponding quarter of the prior year. However, the Company has begun to see European automakers reducing their production of automobiles due to concerns over consumer demand for automobiles in the European markets that the Company serves. The Company expects net sales and operating income in the fourth quarter of 2008 for the European automotive operations to be below the results reported in the comparable period of 2007.

The Company continues to be negatively impacted by the slow-down in the construction of new home and commercial buildings markets that began in 2007. Specifically, the Company’s insulation building products and appliance businesses, included in the Performance Materials segment, reported a reduction in net sales of $0.7 million in the third quarter of 2008, as compared to the third quarter of 2007. This trend is expected to continue during the remainder of 2008 and likely into 2009. In addition, net sales of the Company’s Affinity® temperature control equipment have been negatively impacted by a slow-down in 2008 of capital equipment spending in the semiconductor industry. This trend is also expected to continue during the remainder of 2008 and likely into 2009.

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

The Company currently receives approximately 40% of its revenue from its foreign operations denominated in Euros. Therefore, Lydall’s reported results of operations and financial condition are subject to changes in the exchange relationship between the U.S. dollar and the Euro, which are beyond the control of the Company. The Company’s foreign and domestic operations limit foreign currency exchange transaction risk by completing transactions in functional currencies whenever practical or through the use of foreign currency forward exchange contracts when deemed appropriate. If the Company is not able to successfully hedge its currency exposure, changes in the rate of exchange between foreign currencies and the U.S. dollar may materially impact the Company’s results of operations and cash flow.

Thermal/Acoustical Segment

Due to lower consumer demand for automobiles in North America, the Company continues to be impacted by actions taken by certain domestic automakers, which include: (i) early termination of various automotive platforms, (ii) delays in launches of new automobile platforms, and (iii) lower production on current platforms. As a result of the above actions, automotive parts net sales by the Company’s North American operations decreased by $6.1 million and $13.9 million in the quarter and nine months ended September 30,

2008, as compared to the same periods of 2007. The Company expects the downturn in the North American automotive market to continue to negatively impact net sales and profitability in the near-term.

As a result of the significant downturn in the North American automotive market, the Company announced on September 23, 2008 that it will be closing its St. Johnsbury, Vermont manufacturing facility and consolidating its North American automotive parts production into its Hamptonville, North Carolina operation. Consolidating the Company’s North American automotive operations in North Carolina is expected to reduce operating costs significantly, increase efficiency, and enhance the Company’s flexibility and competitive position. Beginning in the latter part of 2009, the Company expects to benefit from reduced fixed overhead and selling, product development and administrative expenses as a result of the consolidation. The Company plans to begin the transfer of equipment and production in the fourth quarter of 2008 and to complete the consolidation by the end of 2009. On an annualized basis, the Company expects to save approximately $3.5 million in costs as a result of this consolidation with approximately 85% of the savings impacting gross margins and the remainder reducing selling, product development and administrative expenses. Actual results could differ from the above estimates.

The Company expects to record pre-tax charges of approximately $7.5 million to $8.0 million, or approximately $.28 to $.30 per diluted share, over the period of consolidation, including pre-tax charges of approximately $1.6 million, or $.06 per diluted share, in the fourth quarter of 2008. Cash expenditures are expected to be in the range of $6.5 million to $7.0 million. Cash payments are primarily expected to occur evenly over the first three quarters of 2009. Actual results could differ from these estimates.

Performance Materials Segment

The Company continues to work with customers to deliver value-added products for their specific needs to differentiate its products from competitors. The segment reported an increase in net sales of $0.7 million, net of foreign currency translation, during the third quarter of 2008, as compared to the same quarter of 2007. Net sales of energy and industrial products increased by $1.5 million in the current quarter due to the continued strong demand in the electrical and cryogenic markets. However, net sales of building and appliance insulation products decreased by $0.7 million as compared to the third quarter of 2007 as the Company continues to be impacted by the slow-down in the construction of new home and commercial buildings markets.

Other Products and Services

On September 19, 2008, the Company sold its wholly-owned subsidiary, Lydall Transport, Ltd (“Transport”) for $3.6 million in cash. Transport operated the Company’s transport, distribution and warehousing businesses that specialized in time-sensitive shipments and warehouse management services primarily serving the paper and printing industries. The cash received is subject to a post-closing balance sheet adjustment based upon the net working capital, as shown on the final closing balance sheet of Transport. Based on the projected closing balance sheet, a receivable of $0.6 million was recorded at September 30, 2008 for the projected increase to the purchase price. The Company recorded a gain on disposal, net of income taxes, of $0.9 million in the quarter ended September 30, 2008. The Consolidated Condensed Financial Statements have been reclassified to reflect Transport as a discontinued operation for all periods presented.

The Board of Directors and management concluded that Transport was no longer consistent with the Company’s strategic direction. The sale of the transport business frees up both management time and capital resources for its core businesses.

Results of Continuing Operations

The following table presents selected statement of operations line items for the quarter and nine months ended September 30, 2008 on a comparative basis with the quarter and nine months ended September 30, 2007 expressed as a relative percentage of consolidated net sales:

	Quarter Ended		Nine Months Ended
In thousands	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	79.1%	78.5%	77.6%	77.9%
Gross margin	20.9%	21.5%	22.4%	22.1%
Selling, product development and administrative expenses	16.6%	16.6%	17.3%	17.4%
Operating income from continuing operations	4.3%	4.9%	5.1%	4.7%
Net Income	3.7%	2.4%	3.6%	2.8%

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three month periods ended September 30, 2008 (Q3-08) and September 30, 2007 (Q3-07) and for the nine months ended September 30, 2008 (YTD-08) and September 30, 2007 (YTD-07). In addition, all of the results of operations within this Item exclude the results of the Transport business.

Net Sales

	Quarter Ended		Percent Change	Nine Months Ended		Percent Change
In thousands	Q3-08	Q3-07		YTD-08	YTD-07
Net sales	$71,110	$77,276	(8.0)%	$244,963	$239,380	2.3%

Excluding the impact of foreign currency translation, net sales for the current quarter decreased by $8.4 million, or 10.8%, when compared to the third quarter of 2007. In the Thermal/Acoustical segment, net sales decreased by $6.4 million, excluding the impact of foreign currency translation, as automotive parts net sales decreased by $6.2 million and tooling net sales declined by $0.2 million. Excluding the impact of foreign currency translation, Performance Materials segment net sales increased by $0.7 million, or 2.6%, in the third quarter of 2008, as compared to the third quarter of 2007. Increased net sales of energy and industrial insulation products of $1.5 million were partially offset by lower net sales of building and appliance insulation products aggregating $0.7 million. Net sales of Other Products and Services (“OPS”) in the third quarter of 2008 decreased by $2.6 million, or 26.0%, as compared to the same quarter a year ago. The Affinity® temperature control equipment business posted decreased net sales of $3.3 million, partially offset by higher net sales from the Company’s vital fluids business of $0.7 million compared to the third quarter of 2007. The decrease in Affinity® temperature control equipment net sales during the current quarter was attributable to a slow-down in capital equipment spending in the semiconductor industry that has impacted the Company throughout 2008.

Excluding the impact of foreign currency translation, net sales for the nine months ended September 30, 2008 decreased by $5.8 million, or 2.4%, when compared to the first nine months of 2007. In the Thermal/Acoustical segment, net sales decreased by $9.0 million, excluding the impact of foreign currency translation, as automotive parts net sales decreased by $10.9 million, partially offset by higher tooling net sales of $1.9 million. Excluding the impact of foreign currency translation, Performance Materials segment net sales increased by $4.9 million, or 6.1%, in the first nine months of 2008, as compared to the same period of 2007. Increased net sales of filtration products of $2.7 million and energy and industrial insulation products of $3.1 million were partially offset by lower net sales of building and appliance insulation products of $0.9 million that serve the construction market. Year-to-date net sales of OPS decreased by $2.0 million compared to the first nine months of 2007. Net sales from the Company’s vital fluids business increased by $1.6 million in the first nine months of 2008, which was offset by lower net sales from the Company’s Affinity® temperature control equipment business of $3.6 million. The decrease in Affinity® temperature control equipment net sales was attributable to a slow-down in capital equipment spending in the semiconductor industry.

Gross Margin

	Quarter Ended		Percent Change	Nine Months Ended		Percent Change
In thousands	Q3-08	Q3-07		YTD-08	YTD-07
Gross margin	$14,876	$16,633	(10.6%)	$54,895	$52,846	3.9%
Percentage of sales	20.9%	21.5%		22.4%	22.1%

The decrease in gross margin percentage by 60 basis points in the third quarter of 2008, as compared to the same period a year ago, was caused by lower gross margin percentage from the Company’s Thermal/Acoustical segment, partially offset by improved gross margin percentage from the Performance Materials segment and OPS. A significant decrease in net sales from the Company’s North American automotive operations and increases in raw material costs at the Company’s European automotive operations, resulted in the reduction in Thermal/Acoustical segment gross margin percentage. This reduction decreased the Company’s overall gross margin percentage by approximately 200 basis points in the third quarter of 2008 as compared to the same quarter of 2007. Gross margin percentage from the Company’s Performance Materials segment increased the Company’s overall gross margin percentage by approximately 100 basis points in the current quarter, compared to the last year’s third quarter, due to higher net sales from volume and price increases, as well as product mix. The increase in OPS gross margin percentage was from the Company’s vital fluids business, which increased the Company’s overall gross margin percentage by approximately 40 basis points.

The increase in gross margin percentage by 30 basis points for the nine months ended September 30, 2008 as compared to the nine months ended September 30, 2007 was caused equally by improved gross margin percentage from the Company’s Performance Materials segment and Other Products and Services. Higher net sales in the Performance Materials segment, as well as improved absorption of fixed costs, contributed to an increase in the Company’s overall gross margin percentage in the first nine months of 2008, as compared to the comparable period of last year. Partially offsetting this increase was higher raw material and energy costs during 2008, as compared to 2007, that negatively impacted gross margin as a percentage of net sales. Gross margin percentage from the Company’s Thermal/Acoustical segment decreased the Company’s overall gross margin percentage by nearly 90 basis points in the first nine months of 2008 verses 2007 primarily due to lower net sales, higher raw material costs and increased severance related charges.

Selling, Product Development and Administrative Expenses

	Quarter Ended		Percent Change	Nine Months Ended		Percent Change
In thousands	Q3-08	Q3-07		YTD-08	YTD-07
Selling, product development and administrative expenses	$11,839	$12,817	(7.6%)	$42,308	$41,656	1.6%
Percentage of sales	16.6%	16.6%		17.3%	17.4%

Selling, product development and administrative expenses were 16.6% of net sales for the third quarters ended September 30, 2008 and September 30, 2007. Excluding the impact of foreign currency translation, selling, product development and administrative expenses decreased by $1.2 million, in the current quarter as compared to the third quarter of 2007, primarily due to decreases in incentive compensation expense of $0.5 million, litigation expense of $0.2 million and sales commission expense of $0.2 million. The lower incentive compensation and sales commission expenses were due to lower sales and profitability in the third quarter of 2008 as compared to the third quarter of 2007.

Selling, product development and administrative expenses were 17.3% of net sales for the nine months ended September 30, 2008 compared with 17.4% of net sales for the same period of 2007. Excluding the impact of foreign currency translation, selling, product development and administrative expenses decreased by $0.5 million in the nine months ended September 30, 2008, compared to the same period in 2007. Contributing to this reduction was lower corporate office litigation expense of $1.0 million, partially offset by higher severance related charges of $0.6 million. Lower corporate office litigation expense was primarily related to a matter with a former employee that significantly impacted the Company in the first nine months of 2007. Higher severance related charges were primarily related to actions taken to realign management in the global automotive business and reducing the workforce at certain operations as a result of lower production requirements.

Interest Expense

	Quarter Ended		Percent Change	Nine Months Ended		Percent Change
In thousands	Q3-08	Q3-07		YTD-08	YTD-07
Interest expense	$108	$131	(17.6)%	$352	$352	—
Weighted average interest rate	5.2%	5.2%		5.2%	5.3%

The reduction in interest expense for the quarter ended September 30, 2008, as compared to the same quarter from 2007, was primarily due to lower average debt levels.

Other Income/Expense

Other income and expense for the quarters and nine months ended September 30, 2008 and 2007 consisted of insignificant activity related to foreign exchange transaction gains and losses and investment income.

Income Taxes

The effective tax rate from continuing operations for the quarter ended September 30, 2008 was 42.6% compared with 54.5% for the third quarter of 2007. The effective tax rate from continuing operations for the nine months ended September 30, 2008 was 38.3% compared with 43.1% for the same period of 2007. The third quarter of 2008 includes an increase in a valuation reserve of $0.1 million against a state net operating loss carry forward deferred tax asset in Vermont. This deferred tax asset will not be realized as a result of the consolidation of the North American automotive operations and closing of the St. Johnsbury, Vermont facility in 2009. During the third quarter of 2007, the Company recorded incremental income tax charges of $0.6 million, or $.04 per diluted share due to enacted changes in statutory tax rates in Germany that went into effect on January 1, 2008. This charge was to adjust deferred taxes to reflect the reduced tax rate at which these deferred tax benefits were expected to be realized. For 2008, the Company expects its effective tax rate to be approximately 37.5% to 38.5% from continuing operations.

As a result of the implementation of FIN 48, the Company recognized a $0.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. As of September 30, 2008, the net amount of unrecognized tax benefits was $1.2 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.2 million. There have been no significant changes to these amounts during the quarter and nine months ended September 30, 2008.

Segment Results

The following table presents sales information for the key product and service groups included within each operating segment for the quarter and nine months ended September 30, 2008 compared with the quarter and nine months ended September 30, 2007:

In thousands	Quarter Ended September 30, 2008	Quarter Ended September 30, 2007	Dollar Change	Percentage Change
Thermal/Acoustical:
Automotive parts	$31,890	$36,796	$(4,906)	(13.3)%
Automotive tooling	3,877	3,889	(12)	(0.3)%

Thermal/Acoustical Segment net sales	$35,767	$40,685	$(4,918)	(12.1)%
Performance Materials:
Filtration	$18,284	$17,731	$553	3.1%
Industrial thermal insulation	9,833	9,027	806	8.9%

Performance Materials Segment net sales	$28,117	$26,758	$1,359	5.1%
Other Products and Services:
Vital Fluids	$4,137	$3,497	$640	18.3%
Affinity® temperature control equipment	3,376	6,651	(3,275)	(49.2)%

Other Products and Services net sales	$7,513	$10,148	$(2,635)	(26.0)%
Eliminations and Other	(287)	(315)	28	8.9%

Consolidated Net Sales	$71,110	$77,276	$(6,166)	(8.0)%

In thousands	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007	Dollar Change	Percentage Change
Thermal/Acoustical:
Automotive parts	$116,045	$120,034	$(3,989)	(3.3)%
Automotive tooling	16,004	12,664	3,340	26.4%

Thermal/Acoustical Segment net sales	$132,049	$132,698	$(649)	(0.5)%
Performance Materials:
Filtration	$57,103	$51,352	$5,751	11.2%
Industrial thermal insulation	31,987	29,770	2,217	7.4%

Performance Materials Segment net sales	$89,090	$81,122	$7,968	9.8%
Other Products and Services:
Vital Fluids	$12,518	$10,911	$1,607	14.7%
Affinity® temperature control equipment	12,284	15,924	(3,640)	(22.9)%

Other Products and Services net sales	$24,802	$26,835	$(2,033)	(7.6)%
Eliminations and Other	(978)	(1,275)	297	23.3%

Consolidated Net Sales	$244,963	$239,380	$5,583	2.3%

Operating income by segment was as follows:

	Quarter Ended September 30, 2008		Quarter Ended September 30, 2007
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change	Percentage Change
Thermal/Acoustical	$844	2.4%	$3,253	8.0%	$(2,409)	(74.1)%
Performance Materials	4,525	16.1%	3,707	13.9%	818	22.1%
Other Products and Services	(32)	(0.4)%	350	3.4%	(382)	(109.1)%
Corporate Office Expenses	(2,300)	—	(3,494)	—	1,194	34.2%

Consolidated Operating Income	$3,037	4.3%	$3,816	4.9%	$(779)	(20.4)%

	Nine Months Ended September 30, 2008		Nine Months Ended September 30, 2007
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change	Percentage Change
Thermal/Acoustical	$8,364	6.3%	$11,891	9.0%	$(3,527)	(29.7)%
Performance Materials	14,001	15.7%	12,044	14.8%	1,957	16.2%
Other Products and Services	(600)	(2.4)%	(864)	(3.2)%	264	30.6%
Corporate Office Expenses	(9,178)	—	(11,881)	—	2,703	22.8%

Consolidated Operating Income	$12,587	5.1%	$11,190	4.7%	$1,397	12.5%

Thermal/Acoustical

Thermal/Acoustical Segment net sales decreased to $35.8 million for the quarter ended September 30, 2008 compared with $40.7 million for the same period of 2007. Excluding the impact of foreign currency translation, net sales decreased in the current quarter by $6.4 million when compared to the same period a year ago. Automotive parts net sales decreased by $6.2 million and tooling net sales declined by $0.2 million. Automotive parts net sales in Europe were essentially flat, net of foreign currency translation, while parts net sales in North America were lower by $6.1 million in the third quarter of 2008, as compared to the third quarter a year ago. Due to weakness in the U.S. economy and lower consumer demand for automobiles, North American parts net sales were adversely impacted by domestic automakers early termination of various automotive platforms, delays in launches of new automobile platforms and lower production on current platforms.

For the current quarter, excluding the impact of foreign currency translation, operating income for the segment decreased by $2.4 million compared with the third quarter of 2007. A significant decrease in net sales from the Company’s North American automotive operations combined with lower gross margin as a percent of net sales due to increases in raw material costs at the Company’s European automotive operations, contributed to the Thermal/Acoustical segment reduction in operating income.

Segment net sales for the nine months ended September 30, 2008 were essentially flat with the same period of 2007. Excluding the impact of foreign currency translation, segment net sales decreased by $9.0 million in 2008 when compared to 2007. Automotive parts net sales decreased by $10.9 million in the first nine months of 2008, as compared to the same period a year ago, partially offset by higher tooling net sales of $1.9 million. Automotive parts net sales in Europe increased by $3.0 million, net of foreign currency translation, while parts net sales in North America were lower by $13.9 million in the first nine months of 2008, as compared to the same period a year ago. Increased European parts net sales were due to increased volumes on new platforms as well as a short-term replacement part opportunity in the first quarter of 2008. Due to a weakness in the U.S. economy and lower consumer demand for automobiles, North American parts net sales were adversely impacted by domestic automakers early termination of various automotive platforms, delays in launches of new automobile platforms and lower production on current platforms. The increase in tooling net sales was due to the completion of tooling for future automobile platforms in Europe.

Excluding the impact of foreign currency translation, year-to-date operating income for the segment decreased by $4.2 million compared with the first nine months of 2007. Lower parts net sales and a reduction in gross margin percentage due to higher raw material costs contributed to the decrease in operating income in the first nine months of 2008, as compared to the same period of 2007. In addition, net of foreign currency translation, selling, product development and administrative expenses increased by $0.4 million in the first nine months of 2008, as compared to the first nine months of 2007. This increase was primarily attributable to higher severance related charges of $0.6 million related to realigning management in the global automotive business as well as reductions in workforce at certain operations as a result of lower production requirements.

Performance Materials

Performance Materials segment net sales were $28.1 million in the current quarter compared with $26.8 million in the same period last year. Excluding the impact of foreign currency translation, segment net sales increased by $0.7 million, or 2.6%, in the current quarter. Net sales of energy and industrial products increased by $1.5 million in the current quarter due to a continued strong demand in the electrical and cryogenic markets. However, net sales of building and appliance insulation products decreased by $0.7 million in the current quarter, as compared to the third quarter of 2007, as the Company continues to be impacted by the slow-down in the construction of new home and commercial buildings markets. Net sales of filtration media were essentially flat in the current quarter, net of foreign currency, when compared to the third quarter of 2007.

Excluding the impact of foreign currency translation, operating income for the segment increased by $0.7 million in the third quarter of 2008 compared with the third quarter of 2007. Higher net sales and improved gross margin percentage as a percentage of net sales by approximately 100 basis points due to volume and price increases, product mix, as well as cost savings generated from operational efficiency improvements, contributed to the increase in operating income in the third quarter of 2008.

Segment net sales were $89.1 million in the first nine months of 2008 compared with $81.1 million in the same period last year. Excluding the impact of foreign currency translation, segment net sales increased by $4.9 million, or 6.1%, in the first nine months of 2008 as compared to the same period of 2007. This increase was primarily related to higher net sales of filtration media of $2.7 million, net of foreign currency translation, to customers who supply filtration products to clean room manufacturers in Asia. Net sales of industrial thermal insulation products increased by $2.2 million in the first nine months of 2008, as a result of increased energy and industrial products net sales of $3.1 million partially offset by lower building and appliance insulation products net sales of $0.9 million, as compared to the first nine months of 2007. Net sales for energy and industrial products increased due to strong demand in the electrical markets as well as increased net sales to manufacturers of cryogenic equipment for liquid gas storage and transportation. Due to the slow-down in the new home and commercial buildings construction markets in the U.S., the Company’s net sales of building and appliance insulation products decreased during the first nine months of 2008 as compared to the same period of 2007.

Excluding the impact of foreign currency translation, operating income for the segment increased by $1.5 million, or 12.8%, for the first nine months of 2008 compared with the same period of 2007. Operating income was positively impacted by higher net sales and improved gross margin as a percentage of net sales by approximately 50 basis points. This gross margin improvement was primarily due to operational efficiency improvements and product mix. Reducing operating income was increased selling, product development and administrative expenses of $0.8 million, net of foreign currency translation, primarily related to higher salaries and incentive compensation expense and product development expenses.

Other Products and Services

The decrease in OPS net sales of $2.6 million in the third quarter of 2008, compared to the same quarter of 2007, was due to decreased volumes of net sales from the Company’s Affinity® business of $3.3 million, partially offset by higher vital fluids business net sales of $0.7 million. The decrease in Affinity® temperature control equipment net sales during the current quarter was attributable to a slow-down in capital equipment spending in the semiconductor industry that has impacted the Company throughout 2008. The increase in vital fluids’ products net sales was attributable to increased volumes of blood transfusion and blood filtration product net sales.

OPS was breakeven for the third quarter of 2008, compared to operating income of $0.4 million for the third quarter 2007. The Affinity® business reported an operating loss of $0.5 million in the third quarter of 2008, due to lower net sales, compared to operating income of $0.3 million in the third quarter of 2007. The third quarter of 2008 operating loss at Affinity® was offset by operating income reported by the vital fluids business due to higher net sales and improved gross margin as a percentage of net sales due to operational efficiency improvements.

The decrease in OPS net sales of $2.0 million for the nine months ended September 30, 2008, compared to the same period of 2007, was due to decreased volumes of net sales from the Company’s Affinity® temperature control equipment business of $3.6 million, partially offset by higher vital fluids business net sales of $1.6 million The decrease in Affinity® temperature control equipment net sales was attributable to a slow-down in capital equipment spending in the semiconductor industry. The greater vital fluids’ products net sales were attributable to increases in volumes of blood transfusion and blood filtration product net sales.

Operating loss from OPS was $0.6 million for the first nine months 2008, compared to an operating loss of $0.9 million for the nine months ended September 30, 2007. The Affinity® business reported an operating loss of $1.5 million in the first nine months of 2008, due to lower net sales, compared to an operating loss of $1.4 million in the comparable period of 2007. Operating income for the vital fluids business improved by $0.4 million in the nine months ended September 30, 2008, as compared to the same period a year ago, due to higher net sales and gross margin as a percent of net sales due to operational efficiency improvements.

Corporate Office Expenses

Corporate office expenses were $2.3 million in the third quarter of 2008, compared to $3.5 million for the third quarter of 2007. This decrease was primarily due to lower incentive compensation expense of $0.5 million and lower salaries and benefits expense of $0.4 million. The reduction in incentive compensation expense was due to lower operating income in the third quarter of 2008 impacting the amount of year-to-date earned incentive compensation under the Company’s bonus program. Reductions in personnel contributed to lower salaries and benefits expense in the current quarter as compared to the same quarter of 2007.

Corporate office expenses were $9.2 million in the first nine months of 2008, compared to $11.9 million for the same period of 2007. This decrease was primarily due to the lower litigation expense of $1.0 million as well as lower incentive compensation expense of $0.5 million and lower salaries and benefits expense of $0.5 million. The reduction in incentive compensation expense was due to lower operating income in the third quarter of 2008 impacting the amount of year-to-date earned incentive compensation under the Company’s bonus plan. Reductions in personnel contributed to lower salaries and benefits expense. Lower litigation expense was primarily due to matters related to a former employee which impacted the Company significantly in the first nine months of 2007.

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

The Company’s $50 million domestic credit facility’s maturity date is February 1, 2009. The Company had no borrowings on the credit facility at September 30, 2008. The Company is currently in the process of negotiating a new credit facility to replace the existing facility that will be maturing in early 2009. In light of the current economic situation within the United States and the availability and cost of credit, the Company expects to enter into a new credit facility at higher costs for used and unused borrowings as compared to the current credit facility.

As a result of losses experienced in global equity markets, the Company’s pension funds are likely to have a negative return for 2008, which in turn would create increased pension costs and funding requirements in 2009.

Operating Cash Flows

Net cash provided by operating activities in the first nine months of 2008 was $18.7 million compared with $10.2 million in the prior year. Contributing to increased operating cash flows was higher net income of $2.1 million, in the first nine months of 2008 as compared to the same period a year ago. The remaining improvement in operating cash flows was primarily due to lower accounts receivable balances at September 30, 2008 as compared to December 31, 2007 when compared to the same period ends in 2007.

Investing Cash Flows

In the first nine months of 2008, net cash used for investing activities was $5.4 million. Capital expenditures were $8.1 million for the first nine months of 2008, compared with $8.8 million for the same period of 2007. Capital spending for 2008 is expected to be approximately $11.0 million to $13.0 million. Net proceeds from the sale of Lydall Transport, Ltd. in September 2008 provided an increase of $2.8 million in investing activities.

Financing Cash Flows

In the first nine months of 2008, net cash used for financing activities was $0.1 million. Debt repayments were $1.1 million in the first nine months of 2008, primarily due to capital lease payments. Proceeds from common stock issuances were $1.0 million during the first nine months of 2008 due to the exercise of stock options.

As of September 30, 2008, the Company had unused borrowing capacity of $58.8 million under various credit facilities.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. As discussed in Note 11 to the Condensed Consolidated Financial Statements, the Company adopted SFAS No. 157, “Fair Value Measurements” (FAS 157) as of January 1, 2008, with the exception of the application of the statement to nonrecurring nonfinancial assets and nonfinancial liabilities, the deferral of which was permitted under FSP 157-2. Other than this change, there have been no significant changes in the Company’s critical accounting estimates during the quarter and nine months ended September 30, 2008.

For the nine months ended September 30, 2008, approximately 54% of the Company’s consolidated net sales were to the automotive market, included in the Thermal/Acoustical segment. Specifically in the United States, the Company’s North American automotive business (“NA Auto”) has been significantly impacted by a downturn in the U.S. economy resulting in less consumer demand for automobiles. While NA Auto has remained profitable in 2008, lower automobile production in the U.S. has caused net sales and operating income for NA Auto to be lower by approximately 23% and 60%, respectively, as compared to the same period of 2007. A large amount of NA Auto business is to domestic automakers that are reporting financial losses, announcing facility closures and other restructuring actions. The Company has significant accounts receivable from these automakers at any point in time. Should an automaker file bankruptcy or not be able to pay the Company the amounts owed as they become due, or at all, results of operations and cash flows of the Company could be adversely affected. NA Auto has approximately $12.2 million of goodwill on their balance sheet as of September 30, 2008. In light of the current market conditions, and the expected continued reductions in net sales and operating income through 2009, the Company performed at

September 30, 2008 an assessment to determine if the carrying amount of NA Auto’s net assets were recoverable from estimated future cash flows. As of September 30, 2008, the Company does not believe an impairment exists. The calculation of future cash flows includes management estimates and assumptions that are based on the best available information as of the date of the assessment. The Company will continue to monitor the North American automotive market and the financial conditions of the Company’s customers. Should factors indicate that NA Auto cash flow will not meet the Company’s expectations, then an impairment charge may be recorded in a future period.

The Company’s Affinity® temperature control equipment business (“Affinity”) reported an operating loss of $1.5 million in the nine months ended September 30, 2008 and an operating loss of $1.0 million in fiscal 2007. The loss in 2007 was primarily caused by excessive manufacturing and warranty costs due to operational issues in the first half of 2007. Many of these operational issues were resolved in the second half of 2007, which resulted in the Affinity business reporting operating income of approximately $0.4 million over the last two quarters of 2007. Throughout 2008, the Affinity® business has been severely impacted by a slow-down in capital equipment spending in the semiconductor industry. Net sales were lower in the first nine months of 2008 by $3.6 million, or approximately 23%, as compared to the same period of 2007. As a result, the Company has incurred an operating loss in 2008. The Company expects capital equipment spending in the semiconductor industry to improve in 2009, but still below 2007 levels. The Affinity business has goodwill of $4.2 million on their balance sheet as of September 30, 2008. Due to the operating losses reported by the Affinity business and the continued negative market conditions expected in the near-term, the Company performed at September 30, 2008 an assessment to determine if the carrying amount of Affinity’s net assets was recoverable from estimated future cash flows. As of September 30, 2008, the Company does not believe an impairment exists. The calculation of future cash flows includes management estimates and assumptions that are based on the best available information as of the date of the assessment. Included in management’s assumptions was the expectation that while the financial results of the Affinity business are expected to improve in 2009, in comparison to 2008, negative market conditions are expected to continue, thereby preventing a significant improvement in cash flows in 2009. Management expects capital equipment spending in the semiconductor industry to improve in 2010 and thereafter, and in turn, management expects this to result in improved cash flow for the Affinity business in 2010 and future years. The Company will continue to monitor the performance of the Affinity business in relation to trends of capital equipment spending in the semiconductor market. Should factors indicate that the Affinity business cash flow will not meet the Company’s expectations, then an impairment charge may be recorded in a future period.

As noted above, the calculation of future cash flows was based on the best available information as of the date of the assessments. Future cash flows can be affected by numerous factors including changes in economic, industry or market conditions, changes in the underlying business or products of the reporting unit, changes in competition and changes in technology. Any changes in key assumptions about the business and its prospects, changes in any of the factors discussed above or other factors could affect the fair value of one or more of the reporting units resulting in an impairment charge. Such a charge could have a material adverse effect on the Company’s reported financial condition and results of operations. Although no goodwill impairment has been recorded to date, there can be no assurance that a future impairment of goodwill will not occur.

Subsequent to September 30, 2008, the fair value of the Company’s common stock declined to a value significantly less than the carrying value of the Company’s net assets. The Company is currently monitoring the markets that it serves, including the financial stability of certain major customers, as well as the market price of the Company’s stock. Going forward, an analysis of these and other relevant factors could result in an impairment charge related to the Company’s long-lived assets, including goodwill.

Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. FAS 157 defines fair value based upon an exit price model. A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability. This Statement was effective for the Company beginning on January 1, 2008, except that FSP 157-2 delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company adopted FAS 157 on January 1, 2008 (See Note 11 to the Condensed Consolidated Financial Statements), with the exception of the application of the Statement to non-recurring nonfinancial assets and liabilities measured at fair value which include: (i) goodwill impairment testing, (ii) initial measurement of the fair value of asset retirement obligations and (iii) measurement of impairment of long-lived assets. The implementation of FAS 157 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows during the quarter and nine months ended September 30, 2008, and is not expected to have a material effect on the Company upon full adoption in future periods.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115”, (FAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted FAS 159 on January 1, 2008 and elected not to measure any additional financial instruments and other items at fair value. The adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows during the quarter and nine months ended September 30, 2008.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, conducted an evaluation as of September 30, 2008 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such material information has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have not been any changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 25, 2008, a suit was filed against the Company in the Connecticut Superior Court by a former employee. The complaint alleges that the Company breached the former employee’s employment agreement and stock option agreements and that the Company owes the employee approximately $0.8 million, plus any compensatory and punitive damages awarded by the Court. No reserve has been recorded as of September 30, 2008 related to this lawsuit as the Company believes that this suit is without merit and intends to defend it vigorously.

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

During the nine months ended September 30, 2008, the Company recorded expense of $0.3 million related to these matters.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2007.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2003, the Company’s Board of Directors approved a Stock Repurchase Program (the “Repurchase Program”) to mitigate the potentially dilutive effects of stock options and shares of restricted and unrestricted stock granted by the Company. Under the approved Repurchase Program, shares may be purchased by the Company up to the quantity of shares underlying options and other equity-based awards granted after January 1, 2003 under shareholder approved plans. There were approximately 1.2 million shares that remained available for repurchase under the Repurchase Program as of September 30, 2008. No shares were repurchased in the quarter and nine months ended September 30, 2008.

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

10.1	Employment agreement, dated September 23, 2008, between the Company and Peter Kurto, filed herewith.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

November 3, 2008	By:	/s/ James V. Laughlan
James V. Laughlan
Controller and Principal Accounting Officer (On behalf of the Registrant and as Principal Accounting Officer)

LYDALL, INC.

Index to Exhibits

Exhibit Number

3.1	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

10.1	Employment agreement, dated September 23, 2008, between the Company and Peter Kurto, filed herewith.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.