Form 10-K
period 2008-12-31
LYDALL INC /DE/
filed 2009-03-12
CIK 60977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2008

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

On June 30, 2008, the aggregate market value of the Registrant’s voting stock held by nonaffiliates was $205,455,686 based on the New York Stock Exchange closing price on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

On February 2, 2009, there were 16,805,576 shares of Common Stock outstanding, exclusive of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the definitive Proxy Statement to be distributed in connection with the Registrant’s Annual Meeting of Stockholders to be held on April 24, 2009.

The exhibit index is located on pages 37-39.

INDEX TO ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2008

The information called for by Items 10, 11, 12, 13 and 14, to the extent not included in this document, is incorporated herein by reference to such information included in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and distributed in connection with Lydall, Inc.’s 2009 Annual Meeting of Stockholders to be held on April 24, 2009.

PART I

Lydall, Inc. and its subsidiaries are hereafter collectively referred to as “Lydall,” the “Company” or the “Registrant.”

Item 1. BUSINESS

Lydall, Inc. has been incorporated in Delaware since 1987 after originally being incorporated in Connecticut in 1969. The Company’s principal executive offices are located in Manchester, Connecticut. The Company’s subsidiaries design and manufacture specialty engineered filtration media, industrial thermal insulating solutions, automotive thermal and acoustical barriers, temperature-control equipment, medical filtration media and devices and biopharmaceutical processing components for demanding thermal/acoustical, filtration/separation and biopharmaceutical applications.

The Company serves a number of market niches. Lydall’s products are primarily sold directly to customers through an internal sales force and external sales representatives and distributed via common carrier. The majority of the Company’s products are sold to original equipment manufacturers and tier-one suppliers. The Company competes through high-quality, specialty engineered innovative products and exceptional customer service. Lydall has a number of domestic and foreign competitors for its products, most of whom are either privately owned or divisions of larger companies, making it difficult to determine the Company’s share of the markets served.

Sales to the automotive market represented 54% of Lydall’s net sales in 2008, 55% of net sales in 2007 and 56% in 2006. Lydall’s Thermal and Acoustical products are used on a variety of automotive platforms and in various other applications. Sales to Volkswagen were $30.3 million or approximately 10% of Lydall’s net sales in 2008. Sales to Chrysler were $32.4 million, or approximately 10% of Lydall’s net sales in 2008, and sales to Chrysler were approximately 14% of net sales in 2007. Sales to Daimler Chrysler were approximately 18% of net sales in 2006. No other single customer accounted for more than 10% of the Company’s net sales in 2008, 2007 and 2006.

Foreign and export sales were 53% of the Company’s net sales in 2008, 48% in 2007 and 46% in 2006. Export sales primarily to Europe, Asia, Mexico and Canada were $44.0 million, $47.5 million and $45.1 million in 2008, 2007 and 2006, respectively. Foreign sales were $118.5 million, $105.7 million and $97.3 million for the years ended December 31, 2008, 2007 and 2006, respectively. The decrease in export sales during 2008 was primarily related to lower export sales from the Thermal/Acoustical Segment primarily to Canada and from the Affinity® temperature control equipment business to Asia. Partially offsetting these decreases were increased export sales in the Performance Materials Segment primarily to Asia. The increase in foreign sales during 2008 was primarily due to changes in foreign currency translation rates in 2008 as compared to 2007 and increased net sales in the German automotive operation.

Foreign operations generated operating income of $8.3 million, $11.3 million and $10.9 million for the years ended December 31, 2008, 2007 and 2006, respectively. Total foreign assets were $100.5 million at December 31, 2008 compared with $97.1 million at December 31, 2007. The increase in foreign assets as of December 31, 2008 was primarily due to the acquisition of DSM Solutech B.V. in The Netherlands on December 1, 2008 (See Note 9 to the Consolidated Financial Statements).

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

SEGMENTS

On December 1, 2008, the Company announced its acquisition of DSM Solutech B.V. (See Note 9 to the Consolidated Financial Statements). This operation is included within the Performance Materials segment. Solutech has developed Solupor® specialty microporous membranes which will enhance the Company’s product offerings in various markets.

On September 19, 2008, the Company sold its wholly-owned subsidiary, Lydall Transport Ltd. (Transport) (See Note 9 to the Consolidated Financial Statements). This operation had been included within Other Products and Services (OPS). Transport had operated the Company’s transport, distribution and warehousing businesses that specialized in time-sensitive shipments and warehouse management services primarily serving the paper and printing industries.

Effective the first quarter of 2008, changes were made to the Company’s internal organizational structure, including the basis upon which management makes operating decisions and assesses performance. Consequently, the Company was required to modify its reportable segments. The Company’s reportable segments are now Thermal/Acoustical and Performance Materials. The Thermal/Acoustical segment reports the results of the Company’s automotive businesses. The Performance Materials segment reports the results of the filtration businesses and the industrial thermal insulation business (formerly the passive thermal business and specialty products). All other businesses are aggregated in OPS. OPS is comprised of the Company’s vital fluids business and Affinity® temperature control equipment business (Affinity), formerly the active thermal business.

Performance Materials

The Performance Materials Segment includes filtration and separation media solutions for air, fluid power, industrial and life science applications; and industrial thermal insulation solutions for building products, appliances, cryogenics, energy and industrial markets.

Lydall air filtration products include LydAir®MG (Micro-Glass), LydAir®MB (Melt Blown), LydAir®SC (Synthetic Composite), and newly introduced AriosoTM membrane composite media. These products constitute the critical media component of clean-air systems for applications in clean-space, commercial, industrial and residential HVAC, power generation, industrial processes and protection/respiratory devices. Lydall has leveraged its extensive technical expertise and applications knowledge into a suite of media products covering the vast liquid filtration landscape across the Engine & Industrial and Life Science fields. The LyPore® and activated carbon containing ActiPure® media series address a variety of filtration and separation needs including hydraulics, automotive, coalescing, industrial fluids, fuels, biopharmaceutical pre-filtration and clarification, diagnostic tests and drinking water.

Lydall Solupor® specialty microporous membranes are utilized in various markets and applications including batteries, fuel cells and supercapacitors, air and liquid filtration, and transdermal drug delivery. Solupor® membranes are based on ultra-high molecular weight polyethylene and incorporate an uncommon combination of mechanical strength, chemical inertness, and high porosity in a unique open structure.

The Company’s industrial thermal insulation business develops unique high performance non-woven veils, papers, mats and specialty composites for the building products, appliance, cryogenic, energy and industrial markets. The Manniglas® brand is diverse in its product application ranging from high temperature seals and gaskets in ovens and ranges to specialty veils for HVAC and cavity wall insulation. The appLY™ Mat product line has been developed to expand Lydall’s high temperature technology portfolio for broad application into the appliance market and supplements the Lytherm™ product brand, traditionally utilized in the Industrial market for kilns and furnaces used in metal processing. CryoTherm® and CryoLite® super insulation products are industry standard materials used by manufacturers of cryogenic equipment for liquid gas storage and transportation.

Net sales from the Performance Materials Segment represented 36.5% of the Company’s net sales in 2008 compared with 33.8% in 2007 and 33.9% in 2006. Net sales generated by the international operations of the Performance Materials Segment accounted for 27.6%, 27.1% and 24.2% of segment net sales in 2008, 2007 and 2006, respectively.

Thermal/Acoustical

The Thermal/Acoustical segment primarily provides automotive thermal and acoustical insulation systems, including ZeroClearance®, AMS®, dB-Lyte®, dBCore® and LyTherm® products, which are comprised of organic and inorganic fiber composites, fiber and metal combinations and all metal components. These insulation systems are primarily used in cars, trucks, sport utility vehicles, vans, heavy trucks and buses, and recreational vehicles. The Company holds patents on several of these products that can be employed on both the interior and exterior of vehicle passenger cabins and within the engine compartment and around such components as exhaust systems, fuel systems, heat and air-conditioning ducts, power trains, batteries, wheel wells, and electronic components. These products provide enhanced thermal protection, reduced noise levels and weight reductions for current and future vehicle systems.

Thermal/Acoustical Segment net sales represented 53.5% of the Company’s net sales in 2008, 55.3% in 2007 and 55.5% in 2006. Net sales generated by international operations of the Thermal/Acoustical Segment accounted for 52.4%, 42.2% and 41.8% of segment net sales in 2008, 2007 and 2006, respectively.

Other Products and Services

The components of OPS are Lydall’s vital fluids business and Affinity business, formerly called the active thermal business.

The Company’s vital fluids business offers specialty products to the life science industry. Lydall’s Bio-container products include Bio-Pak®, Clear-Pak™ and Freeze-Pak™ single-use containers covering a variety of applications used in biopharmaceutical manufacturing processes for containment of media, buffers and bulk intermediate liquids. With the favorable market growth in this segment the Company is continuing to expand its product offering focusing on flexibility, speed and operational excellence to its customers.

In 2008, Lydall received clearance from the FDA for Cell-Freeze® a medical device used for cryogenic storage of peripheral blood stem cells. Other products include specialty blood transfusion products as well as medical filtration components used for surgical procedures.

Lydall’s Affinity business designs and manufactures high precision, specialty engineered temperature-control equipment for demanding semiconductor, pharmaceutical, life sciences and industrial applications.

OPS net sales were 10.4% of the Company’s net sales in 2008 compared with 11.4% in 2007 and 11.3% in 2006. There were no significant sales generated outside of the United States for OPS.

GENERAL BUSINESS INFORMATION

Lydall holds a number of patents, trademarks and licenses. While no single patent, trademark or license is critical to the success of Lydall, together these intangible assets are of considerable value to the Company.

The Company’s business is generally not seasonal; however, results of operations are impacted by shutdowns at the Company’s European operations and at its North American and European automotive customers that typically occur in the third quarter and fourth quarter of each year. Some of the Company’s businesses have also been impacted by extended shut-downs at certain customers due to the general economic conditions impacting the global economy in the second half of 2008. Lydall maintains levels of inventory and grants credit terms that are normal within the industries it serves. The Company uses a wide range of raw materials in the manufacturing of its products. The majority of raw materials used are generally available from a variety of suppliers.

The Company invested $8.5 million in 2008, $8.5 million in 2007 and $8.6 million in 2006, or approximately 3% of net sales for all years, to develop new products and to improve existing products, such amounts were expensed as incurred. Most of the Company’s investment in research and development is application specific. There were no significant customer-sponsored research and development activities during the past three years.

Lydall’s backlog was $33.8 million at December 31, 2008, $50.6 million at December 31, 2007 and $45.8 million at December 31, 2006. Backlog at January 31, 2009 was $37.3 million. The decrease in backlog at December 31, 2008 compared with December 31, 2007 was mainly due to the impact of the significant global, regional and industry economic downturn. Disruptions in financial markets and recent restrictions on liquidity are adversely impacting consumer spending patterns that impact the Company’s businesses. There are minimal seasonal aspects to Lydall’s backlog as of the end of the Company’s fiscal years.

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

As of December 31, 2008, Lydall employed approximately 1,200 people. Four unions with contracts expiring on March 31, 2009 represent approximately 60 of the Company’s employees in the United States. All employees at the Company’s facilities in France and The Netherlands are covered under a National Collective Bargaining Agreement. Certain salaried and all hourly employees at the operation in Germany are also covered under a National Collective Bargaining Agreement. Lydall considers its employee relationships to be satisfactory and did not have any actual or threatened work stoppages due to union-related activities in 2008.

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

The Current Crisis in Global Credit and Financial Markets and Decline in Economic Growth – As widely reported, global credit and financial markets have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in the credit and financial markets and in economic conditions. These economic uncertainties affect businesses such as the Company’s in a number of ways, making it difficult to accurately forecast and plan our future business activities.

The current tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause the Company’s customers to cancel, decrease or delay their existing and future orders with Lydall. This could also result in customers delaying or not making payments of amounts due to the Company. In response, the Company continually monitors the financial strength of its key customers. In addition, financial difficulties experienced by the Company’s suppliers could result in product delays and challenges in procuring sufficient levels of inventory. The Company also monitors the financial viability of its primary suppliers to assess their financial strength and the importance of their products to Lydall’s operations.

The banking system and financial markets have experienced significant disruption in recent months, including bank failures and consolidations, diminished liquidity and credit availability, rating downgrades, declines in asset valuations and fluctuations in foreign currency exchange rates. While the Company had no borrowings under its credit facility that existed at December 31, 2008, the Company may become dependent on the continued financial viability of the financial institution that is obligated to fund Lydall’s existing $35 million credit agreement entered into on March 11, 2009. Although the Company believes that its operating cash flows, together with its access to credit markets provide the Company with sufficient funding capacity, the inability of the financial institution to honor its funding commitment could have a material adverse effect on Lydall’s liquidity and operations. In the future, a continuing disruption in the credit markets restricting access to capital could impact the Company’s ability to obtain financing to fund operations, strategic transactions, or refinance maturing obligations as they become due. Lydall is unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions, and if the current uncertain economic conditions continue or further deteriorate, the Company’s results of operations and liquidity could be materially and adversely affected.

Doing Business in the North American and European Automotive Markets – Approximately 54% of Lydall’s total net sales in 2008 were to the automotive market, of which approximately 48% were to the North American market and 52% to the European automotive market. Lydall’s automotive products are thermal and acoustical barriers employed both inside and under the body of vehicles. Most of Lydall’s products are supplied to meet unique, niche applications. Lydall may have a number of components on a particular automotive platform and applications can range across all types of vehicles from sport utility models to trucks, vans and cars. The Company’s automotive business can be further impacted by, but not limited to, those factors described below:

•

A continued reduction in consumer demand for new automobiles that can result in changes in automotive manufacturers’ production rates and their actual and forecasted requirements for the Company’s product. North American and European auto makers have seen significant declines in sales as a result of the global economic downturn and increased consumer credit restrictions. Accordingly, automakers are reducing their manufacturing levels and manufacturing capacity. These reductions will likely have a considerable impact on the Company’s automotive part sales until such time as credit restrictions on consumer loans are eased and consumer spending in the automotive market increases. Lydall is unable to predict the likely duration and severity of the global economic downturn and credit restrictions or its impact on automotive production;

•

General economic, business and market disruptions, including without limitation the financial difficulties facing a number of companies in the automotive industry, including possible bankruptcies, and the potential impact thereof on labor unrest, supply chain disruptions, weakness in demand and the collectibility of any accounts receivable due to us from such companies. The Company typically has significant amounts of accounts receivable from domestic automakers outstanding at any point in time. Should a domestic automaker not be able to pay the Company the amounts owed as they become due, or at all, results of operations and cash flows could be materially affected;

•	Consolidation among automotive parts suppliers and customers impacting the Company’s ability to compete;

•

Automotive manufacturers discontinuing production of specific models that contain Lydall’s products. Conversely, Lydall benefits from the introduction of new models that contain the Company’s products;

•

Dependence on large automotive manufacturers that have substantial bargaining power with respect to price and other commercial terms. There can be no assurance that the Company will be able to offset any reduction of prices to these customers with reductions in the Company’s costs. In addition, in the event that certain domestic automakers experience further critical operating and profitability issues, there can be no assurance that the Company will not lose all or a portion of sales to its large volume customers;

•

Pricing for automotive products, as from time to time, the Company’s prices may be “market tested” by its automotive customers as a way for those automotive customers to ensure global competitiveness. This can cause the Company to reduce prices prospectively on some parts, depending on the results of the customer study, possibly resulting in reduced gross margin on the affected parts, or if prices are not reduced the Company could potentially lose the business from the automotive customer. In addition, the Company could also be negatively impacted by certain automotive customers sourcing a portion of their automotive parts from lower cost countries, in contrast to prior purchasing patterns;

•

The success, or lack thereof, of the Company’s continued long-term focus on establishing its position with Asian automotive manufacturers in North America. While the Company has begun to receive orders from Asian manufacturers in North America, no assurances can be given on how successful the Company will be in expanding its business with Asian automotive manufacturers in North America.

Raw Material Pricing and Supply – Raw material pricing and supply issues affect all of Lydall’s businesses and can influence results in the future. The Thermal/Acoustical Segment uses aluminum and other metals to manufacture most automotive heat shields. Also, various fibers are used in Thermal/Acoustical as well as Performance Materials products. Should the Company not have the ability to pass some or all of these incremental costs on to its customers, then the Company’s financial results can be negatively impacted. In addition, an interruption in the supply of these materials could decrease the sales of the affected products and thereby also reduce the profitability of the Company.

Energy Pricing – Increases in energy pricing can affect all of Lydall’s businesses and can influence results in the future. Higher energy costs at Lydall’s Thermal/Acoustical and Performance Materials manufacturing plants or higher energy costs passed on from the Company’s vendors could impact each segment’s profitability.

International Operations – The Company believes that in order to be competitive and grow its businesses, it needs to maintain significant international operations. Foreign sales were $118.5 million, $105.7 million and $97.3 million in 2008, 2007 and 2006, respectively. Operations outside the United States are subject to inherent risks, including fluctuations in exchange rates, political and economic conditions in various countries, unexpected changes in regulatory requirements, longer accounts receivable collection cycles and potentially adverse tax consequences. These factors may have a material adverse effect on the Company’s ability to generate sales outside the United States and, consequently, on its business and results of operations.

The Company’s Results of Operations May Be Impacted and Adversely Affected by Fluctuations in Foreign Exchange Rates – Lydall is subject to exchange rate fluctuations that are beyond its control. Lydall has sales and manufacturing activities in foreign countries. The Company’s primary currency exposure is to the Euro, and to a lesser degree, the Japanese Yen and the British Pound Sterling. The Company’s foreign and domestic operations limit foreign currency exchange transaction risk by completing transactions in functional currencies whenever practical or through the use of foreign currency forward exchange contracts when deemed appropriate. Certain of the Company foreign subsidiaries source raw materials from the United States and are exposed to changes in the exchange rate between their foreign currencies and the U.S. dollar. If the Company is not able to successfully hedge its currency exposure, changes in the rate of exchange between these foreign currencies and the U.S. dollar may negatively impact the Company’s results of operations and cash flow.

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

Product Performance – In the event that Lydall’s products fail to perform as expected, the Company may be subject to warranty claims from its customers. If such failure results in, or is alleged to result in, bodily injury and/or property damage or other losses, the Company may be subject to product liability lawsuits, product recalls and other claims. These types of claims could have a material impact on results of operations and cash flows should the Company’s insurance not cover such claims or be an insufficient amount to cover such claims.

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

Strategic Initiatives – As part of Lydall’s business strategy, the Company continues to review various strategic and business opportunities to grow the business and also reviews its existing businesses to determine whether any of them should be modified or otherwise restructured. In addition, the Company continually explores its core markets for suitable strategic acquisitions, joint ventures, alliances and licensing agreements to supplement growth. Acquisitions place significant demands on the Company’s administrative, operational and financial personnel and systems. Managing acquired operations entails numerous operational and financial risks, including difficulties in the assimilation of acquired operations, diversion of management’s attention from other business concerns, managing assets in multiple geographic regions and potential loss of key employees of acquired operations. The Company cannot predict with certainty whether any recent or future strategic transactions will be beneficial to the Company.

Restructurings – In the third quarter of 2008, the Company announced its plans to consolidate its North American automotive operations by ceasing the manufacture of automotive parts at its St. Johnsbury, Vermont facility. The Company expects this action to lower its operating costs and increase its manufacturing efficiencies. However, the Company cannot assure that this action will not result in unforeseen costs, disruptions in its operations, or other negative events that could result in the Company failing to realize the projected benefits of the consolidation.

Savings Realized from Lean Six Sigma Initiatives – The Company has implemented a Lean Six Sigma program which is aimed at improving processes and work flow, reducing costs and leveraging synergies across the Company. While management of the Company expects future improvements in operating margins, as Lean Six Sigma becomes inherent in all businesses across the organization, there are no assurances that future Lean Six Sigma initiatives will result in improved operating margins.

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

The Company is Involved from Time to Time in Legal Proceedings – The Company is involved in legal proceedings that, from time to time, are significant. These claims may include, without limitation, commercial or contractual disputes, intellectual property matters, personal injury claims and employment matters. No assurances can be given that such proceedings and claims will not have a material adverse impact on the Company’s results of operations and cash flows.

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

The Company’s Operations May Be Disrupted by Events Beyond the Company’s Control – A major disruption such as a natural disaster, terrorism, a fire or labor strikes and work stoppages at any of the Company’s facilities could result in a prolonged interruption of its business. Certain of Lydall’s employees in the United States and Germany, and all of the Company’s employees in France and The Netherlands are organized and covered by one or more collective bargaining agreements. Widespread work stoppages or a major disruption could have a direct negative impact on the Company’s ability to conduct business, continue production, and on its operating results.

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES

The principal properties of the Company as of December 31, 2008 are situated at the following locations and have the following characteristics:

Location	Primary Business Segment/General Description	Type of Interest
Hamptonville, North Carolina	Thermal/Acoustical – Product Manufacturing	Owned
St. Johnsbury, Vermont	Thermal/Acoustical – Product Manufacturing	Leased
Meinerzhagen, Germany	Thermal/Acoustical – Product Manufacturing	Owned
Saint-Nazaire, France	Thermal/Acoustical – Product Manufacturing	Leased
Green Island, New York	Performance Materials – Specialty Media Manufacturing	Owned
Rochester, New Hampshire	Performance Materials – Specialty Media Manufacturing	Owned
Saint-Rivalain, France	Performance Materials – Specialty Media Manufacturing	Owned
Geleen, The Netherlands	Performance Materials – Specialty Media Manufacturing	Leased
Heerlen, The Netherlands	Performance Materials – Specialty Media Manufacturing	Leased
Winston-Salem, North Carolina	Other Products and Services – Biomedical Products Manufacturing	Leased
Ossipee, New Hampshire	Other Products and Services – Product Manufacturing	Owned
Manchester, Connecticut	Corporate Office	Owned

For information regarding lease obligations, see Note 16 to the Consolidated Financial Statements. Lydall considers its properties to be in good operating condition and suitable and adequate for its present needs. All properties are being appropriately utilized consistent with experience and demand for the Company’s products. The Company has previously announced its intention to cease its manufacturing operations at the St. Johnsbury, Vermont, facility. The Company expects to substantially complete this action by the end of the third quarter of 2009. The lease for the St. Johnsbury, Vermont, facility will continue to run until the first quarter of 2011. In addition to the properties listed above, the Company has several additional leases for sales offices and warehouses in the United States, Europe and Asia.

Item 3. LEGAL PROCEEDINGS

On January 25, 2008, a suit was filed against the Company in the Connecticut Superior Court by a former employee. The complaint alleges that the Company breached the former employee’s employment agreement and stock option agreements and that the Company owes the employee approximately $0.8 million, plus any compensatory and punitive damages awarded by the Court. No reserve has been recorded as of December 31, 2008 related to this lawsuit as the Company believes that this suit is without merit and intends to defend it vigorously.

On February 22, 2008, the same former employee filed a lawsuit in Delaware Chancery Court seeking further indemnification and advancement from the Company in the amount of $0.9 million. The amount sought was for income taxes that he was expecting to incur as a result of payments made by the Company in 2007, related to prior litigation discussed in previous filings with the Securities and Exchange Commission. Management concluded that it was probable that a loss was incurred by the Company as of December 31, 2007. The Company recorded expense of approximately $0.9 million in the quarter ended December 31, 2007 related to this matter. On April 11, 2008, the Company entered into a settlement agreement with the former employee and paid $1.0 million, of which $0.9 million was expensed in prior periods, in settlement of this indemnification matter.

A suit was filed against a subsidiary on March 31, 2005 by a safety equipment supplier, who in turn was sued by an injured non-employee temporary worker at the subsidiary, alleging that safety equipment that would have prevented the injury was removed by the Company. The suit seeks indemnity through a contract between the subsidiary and a safety equipment supplier. The court has granted both of the Company’s motions for summary judgment. In December 2007, the plaintiff appealed to the Vermont Supreme Court. This matter is pending at December 31, 2008. This claim is insured and therefore the Company believes its maximum exposure is the applicable deductible of $250,000. No reserve has been recorded related to this claim as of December 31, 2008 as the Company believes the allegations are without merit.

By letter dated June 13, 2006, Lydall notified a competitor of its potential infringement of one of the Company’s patent protected product lines and advised the company to cease production of its product. On January 24, 2007, the competitor filed a patent declaratory action in Federal Court. Subsequently, the Company filed a patent infringement action on June 8, 2007. The Court held a hearing on May 28, 2008 on the construction of the primary claim of the patent. The Court’s ruling on construction of the claim was not favorable to Lydall. On November 19, 2008 a stipulated order was issued whereby the Company and the competitor agreed to enter judgment in favor of the competitor which allowed the Company to appeal the Court’s construction ruling. On December 12, 2008, Lydall filed a Notice of Appeal in the United States Court of Appeals. Should the Company lose this appeal, then certain of the Company’s Thermal/Acoustical products could be subject to increased competition.

See Note 16 in the Consolidated Financial Statements for discussion of other contingencies and environmental matters.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There were no matters submitted to a vote of security holders during the fourth quarter of 2008.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Lydall, Inc. or its subsidiaries, together with the offices presently held by them, their business experience since January 1, 2004, and their age as of February 27, 2009, the record date of the Company’s 2009 Annual Meeting, are as follows:

Name	Age	Title	Other Business Experience Since 2004
Dale G. Barnhart	56	President, Chief Executive Officer and Director	Chief Executive Officer, Synventive Molding Solutions

Thomas P. Smith	51	Vice President, Chief Financial Officer and Treasurer

Mona G. Estey	54	Vice President, Human Resources

Mary A. Tremblay	48	Vice President, General Counsel and Secretary

Peter M. Kurto	43	Vice President, Business Development	Global Marketing Director, Imerys – Filtration Division, Intermediates Business Leader, General Electric Co. – Plastics Division

Joseph K. Wilsted	53	President, Lydall Thermal/Acoustical, Inc., Global Automotive	Senior Vice President Finance and Administration, FormTech Industries LLC, Senior Vice President and CFO and Senior Vice President of Operations and Corporate Development, The Greenbrier Companies, Inc., Vice President of Finance and CFO, Bobcat Company (Ingersoll Rand Corporation)

Peter V. Ferris	49	President, Charter Medical, Ltd.; President, Lydall Industrial Thermal Solutions, Inc.	Vice President of Strategic Marketing and Vice President of Corporate Marketing, Tyco International, Ltd.

Kevin T. Longe	49	President, Lydall Filtration/Separation, Inc.; President, Lydall Thermal/ Acoustical, Inc., Green Island	Vice President, General Manager - Filtration/Separation; President, SightPoint LLC

James V. Laughlan	36	Principal Accounting Officer and Controller	Controller, Top-Flite Golf Company

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK AND DIVIDEND HISTORY

The Company’s Common Stock is traded on the New York Stock Exchange (NYSE) under the symbol LDL. Shares totaling 31,124,678 and 24,938,560 were traded during 2008 and 2007, respectively. The table below shows the range of reported sale prices on the NYSE Composite Tape for the Company’s Common Stock for the periods indicated. As of February 2, 2009, 4,038 stockholders of record held 16,805,576 shares of Lydall’s Common Stock, $.10 par value. As of February 2, 2009, there were no shares outstanding of the Company’s Preferred Stock, $1.00 par value.

	High	Low	Close
2008
First Quarter	$11.66	$8.32	$11.45
Second Quarter	15.82	10.45	12.55
Third Quarter	16.45	8.95	9.63
Fourth Quarter	9.94	2.82	5.75
2007
First Quarter	$16.07	$10.19	$15.89
Second Quarter	18.55	13.56	14.61
Third Quarter	15.50	8.68	9.28
Fourth Quarter	11.70	9.20	10.52

The Company does not pay a cash dividend on its Common Stock. The Company’s domestic revolving credit facility, which expired on February 1, 2009, contained restrictions that limited the amount of dividends (whether in cash, securities or other property, unless payable solely in additional shares of the Company’s capital stock) that could be paid to shareholders of its capital stock each fiscal year. Under the terms and conditions of the domestic revolving credit facility in place at December 31, 2008, the Company’s dividend activity was limited to no more than $1.8 million in any fiscal quarter and no more than $5 million during any fiscal year, with such amounts reduced by any common stock repurchased by the Company under its Stock Repurchase Program. The Company’s new credit facility entered into on March 11, 2009 prohibits the Company’s ability to pay a cash dividend on its common stock.

The information regarding the Company’s equity compensation plans required to be disclosed by Item 201(d) of Regulation S-K is incorporated by reference from the Company’s 2009 definitive Proxy Statement into Item 12 of Part III of this report, and is further incorporated by reference herein.

ISSUER PURCHASES OF EQUITY SECURITIES

In August 2003, the Company’s Board of Directors approved a Stock Repurchase Program (the “Repurchase Program”) to mitigate the potentially dilutive effects of stock options and shares of restricted and unrestricted stock granted by the Company. Under the Repurchase Program, shares may be purchased by the Company up to the quantity of shares underlying options and other equity-based awards granted after January 1, 2003 under shareholder approved plans. Under the terms and conditions of the Company’s domestic revolving credit facility at December 31, 2008, which expired on February 1, 2009, the Company’s stock repurchase activity was limited to no more than $1.8 million in any fiscal quarter and no more than $5 million during any fiscal year, with such amounts reduced by any dividend payments by the Company. The Company’s new credit facility, entered into on March 11, 2009, prohibits the Company’s ability to repurchase common stock of the Company.

Should the Company have the ability to engage in repurchase activity in the future, the Company would take advantage of the safe harbor protections afforded by Rule 10b-18 promulgated under the Exchange Act, to engage in future repurchase activity in accordance with the provisions of the Exchange Act. As of December 31, 2008, there were 1,361,331 shares remaining available for purchase under the Repurchase Program. There was no repurchase activity under the Repurchase Program during 2008. Shares acquired by the Company during the quarter ended December 31, 2008 represent shares withheld by the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans allowing the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due. The following table details the activity for the fourth quarter ended December 31, 2008.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares Remaining Available for Purchase Under the Plans or Programs
Activity October 1, 2008 - October 31, 2008	1,568	$5.06	—	1,188,114
Activity November 1, 2008 - November 30, 2008	—	—	—	—
Activity December 1, 2008 - December 31, 2008	11,742	$5.20	—	1,361,331
Total	13,310	$5.18	—	1,361,331

PERFORMANCE GRAPH

The following graph compares the cumulative return on the Company’s shares over the past five years with the cumulative total return on shares of companies comprising the Standard & Poor’s SmallCap 600 Index and the Russell 2000 Index. Cumulative total return is measured assuming an initial investment of $100 on December 31, 2003, including reinvestment of dividends. Due to the diversity of niche businesses that the Company participates in, it is difficult to identify a reasonable peer group or one industry or line-of-business index for comparison purposes. Thus, Lydall has chosen to compare its performance to the Standard & Poor’s SmallCap 600 Index and to the Russell 2000 Index, (which include Lydall as a constituent).

Item 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

In thousands except per share amounts and ratio data	2008	2007	2006	2005	2004
Financial results from continuing operations
Net sales	$305,716	$320,917	$306,121	$287,278	$274,906
(Loss) Income from continuing operations	(6,088)	8,558	9,094	4,471	(1,564)
Common stock per share data
Diluted (loss) income from continuing operations	$(.37)	$.52	$.56	$.28	$(.10)
Diluted income from discontinued operations	$.06	$.03	$.07	$.06	$.06
Cumulative effect of change in accounting principle	$—	$—	$—	$(.02)	$—
Diluted net (loss) income	$(.31)	$.55	$.63	$.32	$(.03)
Financial position
Total assets	$237,688	$258,584	$241,173	$248,249	$259,605
Working capital	58,659	63,506	50,610	57,705	54,249
Long-term debt, net of current maturities	6,699	8,377	8,914	30,256	32,941
Total stockholders’ equity	166,145	180,453	161,217	143,229	144,504
Property, plant and equipment
Net property, plant and equipment	$101,889	$107,332	$103,469	$103,458	$108,946
Capital expenditures	12,037	14,610	11,182	15,175	24,678
Depreciation	15,671	15,070	15,130	15,020	15,964
Performance and other ratios
Gross margin	20.6%	22.6%	22.3%	20.7%	19.4%
Operating margin	(3.1)%	4.7%	4.4%	2.1%	0.5%
Current ratio	2.6:1	2.4:1	2.2:1	2.4:1	2.2:1
Total debt to total capitalization	4.7%	5.2%	5.9%	18.9%	20.9%

Please read Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and the Notes to the Consolidated Financial Statements for specific changes in the Company and the markets that provide context to the above data, including without limitation discussions concerning (i) the uncertainties inherent in the current global markets and associated credit crisis, and how these uncertainties may affect the Company’s future results; (ii) business combinations and dispositions of business operations that affect the comparability of the data set forth above; and (iii) 2008 impairment charges recorded by the Company associated with goodwill and long-lived assets.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E. Investors should be aware that such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on assumptions believed to be valid at the time. All forward-looking statements involve risks and uncertainties that are difficult to predict. In particular, any statement contained in this Annual Report on Form 10-K, in press releases, written statements or other documents filed with the Securities and Exchange Commission, or in the Company’s communications and discussions with investors and analysts in the normal course of business through meetings, phone calls and conference calls are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. Without limiting the generality of the foregoing, the words “believes,” “anticipates,” “may,” “plans,” “projects,” “expects,” “estimates,” “forecasts,” “targets,” and other similar expressions are intended to identify forward-looking statements in connection with the discussion of future operating or financial performance. These include, among others, statements relating to:

•	Overall economic and business conditions

•	Future earnings and other measurements of financial performance

•	Future cash flow and uses of cash

•	Competitive factors in the industries and geographic markets in which the Company competes or may compete

•	Significant changes in the North American or European automotive markets

•	The cost and availability of raw materials and energy

•	Product development and new business opportunities

•	Benefits realized from savings and operating efficiency improvements as a result of Lean Six Sigma and operational excellence initiatives

•	Estimates of restructuring costs and future savings to the Company

•	Future amounts of stock-based compensation expense

•	Pension plan assumptions and future expense and funding requirements

•	Future levels of indebtedness and capital spending

•	Future effective income tax rates

•	The outcome of contingencies

•	Future repurchases of the Company’s common stock

•	Benefits expected to be realized from recent acquisitions

•	Future strategic acquisitions, joint ventures, alliances and licensing agreements

All forward-looking statements are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements. See Item 1A. Risk Factors for a number of factors, including, but not limited to those described therein, any one of which could cause Lydall’s actual results to vary materially from recent results or from the Company’s anticipated future results.

Lydall does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company.

OVERVIEW AND OUTLOOK

Lydall, Inc. has been incorporated in Delaware since 1987 after originally being incorporated in Connecticut in 1969. The Company’s principal executive offices are located in Manchester, Connecticut. The Company’s subsidiaries design and manufacture specialty engineered filtration media, industrial thermal insulating solutions, automotive thermal and acoustical barriers, temperature-control equipment, medical filtration media and devices and biopharmaceutical processing components for demanding thermal/acoustical, filtration/separation and biopharmaceutical applications.

Business Environment Overview

As many of Lydall’s operations conduct business on a worldwide basis, Lydall’s 2008 financial results were impacted by significant global, regional and industry economic downturns. Lydall has experienced continued pressure on revenues associated with the economic downturn, particularly in the automotive industry. As automotive production and production capacity have been and continue to be reduced, Lydall has seen a decline in demand for the Company’s automotive products. Disruptions in financial markets and recent restrictions on liquidity are adversely impacting the availability and cost of incremental credit, thereby adversely affecting the global economy and consumer spending patterns that impact the Company’s business. Lydall has been further impacted by foreign currency translation fluctuations. Lydall expects weaker demand with respect to the automotive industry as well as with other markets in which the Company operates to persist in 2009, affecting the Company’s revenues and profitability. Given the nature of the global economic downturn and its effects on the markets in which the Company operates, Lydall is unable to predict the likely duration and severity of the current disruptions in the credit and financial markets and adverse global economic conditions.

While global economic conditions negatively impacted the Company’s financial results in 2008, the Company took many actions during the year, including the following:

•

Initiating and subsequently accelerating the restructuring actions related to the consolidation of the North American automotive businesses, which is expected to save the Company approximately $3.5 million to $4.0 million on an annualized basis;

•	Company-wide discretionary cost and workforce reductions. Lydall’s global workforce was reduced by approximately 15% in 2008;

•

Continuing to focus on executing growth strategies and investing in critical product offerings and technologies; including the commercialization of the membrane technology acquired in the DSM Solutech B.V. acquisition and growing the Company’s vital fluids bioprocessing life science business;

•	Continuing to focus on Lean Six Sigma and operational excellence initiatives in order to reduce costs and leverage synergies across the Company; and

•

Exploring its core markets for suitable strategic acquisitions, joint ventures, alliances and licensing agreements to supplement growth, as well as divesting its Transport business that was not consistent with the Company’s strategy.

The Company currently receives approximately 38% of its revenue from its foreign operations denominated in Euros. Therefore, Lydall’s reported results of operations and financial condition are subject to changes in the exchange relationship between the U.S. dollar and the Euro. The Company’s foreign and domestic operations limit foreign currency exchange transaction risk by completing transactions in functional currencies whenever practical or through the use of foreign currency forward exchange contracts when deemed appropriate. If the Company is not able to successfully hedge its currency exposure, changes in the rate of exchange between foreign currencies and the U.S. dollar may materially impact the Company’s results of operations and cash flow.

During the majority of 2008, the Company was negatively impacted by increased raw material commodity pricing and energy costs. Specifically, costs of aluminum, used in most of the Company’s heat-shield automotive products, and costs of various fibers, used in a number of the Company’s automotive and performance materials products, were volatile in 2008. The Company continues to focus its efforts on mitigating the impact of higher raw material and energy costs to the extent possible through cost savings and operational efficiency gains, as well as passing commodity and energy cost increases to the Company’s customers. Further significant increases in raw material commodity and/or energy prices could continue to negatively impact the Company, to the extent the Company is not able to mitigate the cost increases through operational efficiency gains or increased prices.

Operational Matters

Performance Materials Segment

Lydall’s filtration and industrial thermal insulation businesses, included in the Performance Materials Segment, are in markets that the Company believes present growth opportunities for Lydall. The Company expects the businesses to grow over the long term, primarily through the introduction of new products, expansion of share in existing markets and penetration of new markets. The Company continually explores its core markets for suitable strategic acquisitions, joint ventures, alliances and licensing agreements to supplement growth. For example, the acquisition of DSM Solutech B.V. in December 2008 allows the Company to manufacture micro-porous films (trade names Solupor® and Solufill® ) using proprietary technology. Lydall Solupor® specialty microporous membranes are utilized in various markets and applications including batteries, fuel cells and supercapacitors, air and liquid filtration, and transdermal drug delivery.

The Company continues to work with customers to deliver value-added products for their specific needs to differentiate its products from competitors. Through the nine months ended September 30, 2008, net sales and operating income from the Company’s Performance Materials segment exceeded the comparable period of 2007 by approximately 6% and 13%, respectively, when excluding the impact of foreign currency translation. During the fourth quarter of 2008, the Company’s filtration and industrial thermal insulation businesses were impacted by global economic conditions. Specifically, many of the Company’s filtration media customers adjusted downward their production schedules and implemented or extended shut-down periods. This was done to reduce their current levels of inventory to better match their expected turnover rates in 2009. In addition, the Company’s industrial thermal insulation business continued to be negatively impacted by the slow-down in the construction of new home and commercial buildings markets in the U.S. that began in 2007. These events resulted in a significant decrease in net sales and operating income in the fourth quarter of 2008, as compared to the fourth quarter of 2007. As a result, for the year ended December 31, 2008, net sales and operating income for the Performance Materials Segment were $111.6 million and $15.5 million, respectively, or essentially flat with 2007 amounts when excluding the impact of foreign currency translation.

In 2009, the Company expects overall demand for its filtration and industrial thermal insulation products to be moderately impacted by the continued global economic recession.

Thermal/Acoustical Segment

The Company’s Thermal/Acoustical Segment is comprised of Lydall’s global automotive parts business. Global automotive net sales represented approximately 54% of the Company’s 2008 net sales. Throughout the first half of 2008, the Company’s North American automotive business (NA Auto) was impacted by less demand for automobiles by consumers, which resulted in lower production of automobiles by automakers in the U.S. Subsequent to the second quarter of 2008, production of automobiles in the North American automotive market decreased severely compared to typical periods. According to CSM Worldwide, an automotive market forecasting service provided to suppliers, in the last half of 2008 production of cars and light trucks by North American OEMs was lower by approximately 21%, or 1.5 million vehicles, as compared to the comparable period of 2007. Overall, in 2008, production by North American OEMs was down by approximately 16%, or 2.4 million vehicles, as compared to 2007.

A significant reduction in consumer demand for automobiles in Europe began to impact the Company’s European automotive business (Euro Auto) in the fourth quarter of 2008. According to CSM Worldwide, in the fourth quarter of 2008 production of cars and light trucks by European OEMs was lower by approximately 27%, or 1.5 million vehicles, as compared to the comparable period of 2007. Overall, in 2008, production in Europe was down by approximately 5% as compared to 2007.

For the year ended December 31, 2008, net sales for the Thermal/Acoustical Segment were $163.7 million or approximately 12% lower than 2007 results when excluding the impact of foreign currency translation. The Thermal/Acoustical segment reported an operating loss of $6.1 million in 2008, as compared to operating income of $16.5 million in 2007. During the fourth quarter of 2008, the Company completed its required annual goodwill impairment testing and cash flow projections and market factors indicated that there was no remaining implied fair value attributable to the Company’s NA Auto goodwill. Accordingly, the Company wrote off all of the $12.2 million of NA Auto goodwill during the fourth quarter of 2008 (See Note 2 to the Consolidated Financial Statements). In addition, restructuring related charges, attributable to the consolidation of the NA Auto operations, were $1.6 million in the fourth quarter of 2008. Excluding these fourth quarter of 2008 charges of $13.8 million, operating income for the Thermal/Acoustical segment was $7.7 million in 2008.

Looking forward into 2009, current global economic conditions, including consumer credit restrictions, will continue to impact the consumers’ ability to purchase automobiles. Until such time as credit restrictions on consumer loans are eased and consumer spending in the automotive market increases, the Company’s automotive parts sales will be adversely impacted. According to CSM Worldwide, production of automobiles in North America and Europe are expected to be approximately 17% lower than 2008 production and approximately 25% lower than 2007 production levels. As a result, the Company expects lower net sales from the Company’s global automotive businesses in 2009 as compared to 2008.

There are other risks associated with doing business in the North American automotive market. A large amount of the Company’s North American automotive sales are to domestic automakers that are reporting financial losses, announcing near-term liquidity concerns, facility closures and other restructuring actions. The possibility of a bankruptcy filing among a large domestic automaker in 2009 has increased. The Company has significant accounts receivable from automakers at any point in time. Should an automaker not be able to pay the Company the amounts owed as they become due, or at all, results of operations and cash flows of the Company would be adversely affected. Also, certain domestic automakers have indicated that they may increase the number of parts that they source from lower cost countries in the future, which could negatively impact the Company going forward.

The Company’s focus in 2009 will include the completion of its previously announced plan to close its St. Johnsbury, Vermont facility and consolidate its North American automotive parts production into its Hamptonville, North Carolina operation. This consolidation is expected to reduce operating costs, increase efficiency, and enhance the Company’s competitive position, while maintaining essentially the same level of manufacturing capacity. The Company commenced the transfer of equipment in the first quarter of 2009 and expects to substantially complete the consolidation by the end of the third quarter of 2009. The Company incurred restructuring related charges of $1.6 million in 2008, and expects to incur approximately $5.8 million in additional charges during 2009. Beginning in the latter part of 2009, the Company expects to start to benefit from reduced costs. On an annualized basis, the Company expects to save approximately $3.5 million to $4.0 million in costs as a result of this consolidation.

The Company will also continue its long-term focus on establishing its position with Asian automotive manufacturers in North America. During 2008, the Company was qualified as a supplier to multiple Asian manufacturers, quoted on automotive platforms, received orders and started to ship a nominal amount of orders. Other areas of focus for 2009 include the development of thermal/acoustical products for non-automotive applications. The Company believes that its specialty engineered products could be adapted to other industries that require thermal or acoustic applications.

Other Products and Services

The Company’s vital fluids business, which serves the life science industry, reported net sales of $16.6 million and operating income of $1.1 million in 2008 as compared to $14.7 million of net sales and $0.5 million of operating income in 2007. The Company’s strategy for this business is to increase its market share in the bioprocessing market. One of the actions to achieve this strategy includes an investment of approximately $2.2 million for new capital equipment that is expected to be placed in service in 2009 to support this growth.

Throughout 2008, the Company’s Affinity® temperature control equipment business (Affinity) was negatively impacted by a slow-down in capital equipment spending in the semiconductor industry, resulting in net sales being lower by $6.8 million as compared to 2007. Cash flow projections and market factors indicated that there was no remaining implied fair value attributable to Affinity’s goodwill. As a result, the Company recorded an impairment charge $4.2 million in the fourth quarter of 2008 to write off all of the Affinity goodwill. In addition, the Company determined that certain long-lived assets were impaired and recorded an impairment charge of $1.0 million in the fourth quarter of 2008. Lower net sales in 2008 combined with fourth quarter of 2008 impairment charges of $5.2 million, resulted in an operating loss in 2008 of $7.5 million. The Company expects the slow down in capital equipment spending to continue to negatively impact the Company’s Affinity business in 2009.

During 2008, the Company sold its wholly-owned subsidiary, Lydall Transport, Ltd (Transport) for $4.2 million in cash. Transport operated the Company’s transport, distribution and warehousing businesses that specialized in time-sensitive shipments and warehouse management services primarily serving the paper and printing industries. The Company recorded a gain on disposal, net of income taxes, of $0.9 million in 2008 related to this sale. The Board of Directors and management concluded that Transport was no longer consistent with the Company’s strategic direction. The sale of the Transport business freed up both management time and capital resources for its core businesses. The Consolidated Financial Statements for the years ended December 31, 2008, 2007 and 2006 have been reclassified to reflect Transport as a discontinued operation (See Note 9 to the Consolidated Financial Statements).

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

(in thousands of dollars)	2008	Percent Change	2007	Percent Change	2006
Net sales	$305,716	(4.7)%	$320,917	4.8%	$306,121

The decrease in net sales in 2008 of $15.2 million, compared with 2007, was primarily the result of lower net sales from the Thermal/Acoustical segment of $13.7 million, including lower automotive parts net sales of $17.2 million, partially offset by improved automotive tooling net sales of $3.5 million. Also contributing to lower net sales in 2008 was decreased net sales from Other Products and Services (OPS) of $4.9 million. OPS includes the Company’s vital fluids business which reported increased net sales of $1.9 million in 2008, which was offset by lower net sales from the Company’s Affinity business of $6.8 million. Partially offsetting these decreases were higher Performance Materials segment net sales of $3.0 million in 2008 as compared to 2007. Contributing to this increase was higher filtration media net sales of $2.0 million and industrial thermal insulation products of $1.0 million. Foreign currency translation increased net sales by $9.3 million for the current year, compared with 2007, impacting the Thermal/Acoustical segment by $6.8 million and the Performance Materials segment by $2.5 million.

The increase in net sales in 2007 of $14.8 million, compared with 2006, was primarily the result of increased net sales from the Thermal/Acoustical segment of $7.5 million and the Performance Materials segment of $4.9 million. In addition, OPS net sales increased by $2.2 million. The increase in Thermal/Acoustical segment net sales was due to higher automotive parts net sales of $10.5 million, partially offset by lower automotive tooling net sales of $3.0 million. In the Performance Materials segment, higher net sales of filtration media of $5.9 million in 2007, as compared to 2006, was partially offset by lower net sales of industrial thermal insulation products of $1.0 million. The increase in OPS net sales of $2.2 million in 2007, as compared to the prior year, was due to a $1.7 million increase in Affinity net sales and a $0.5 million increase in vital fluids’ products net sales. Foreign currency translation increased net sales by $8.7 million in 2007, compared with 2006, impacting the Thermal/Acoustical segment by $6.3 million and the Performance Materials segment by $2.4 million.

Gross Margin

(in thousands of dollars)	2008	2007	2006
Gross margin	$62,880	$72,433	$68,183
Percentage of sales	20.6%	22.6%	22.3%

The decrease in gross margin percentage by 200 basis points in 2008 as compared to 2007 was caused by lower gross margin percentage from the Company’s Thermal/Acoustical segment. Contributing to this reduction was lower net sales of $13.7 million, which resulted in higher per-unit manufacturing costs due to each unit absorbing a greater amount of fixed costs, as well as increased raw material costs in 2008 as compared to 2007. Also, restructuring related charges of $1.5 million in 2008, associated with the consolidation of the Company’s St. Johnsbury, VT automotive parts plant into the Company’s Hamptonville, NC plant, negatively impacted gross margin percentage by approximately 50 basis points. Gross margin percentage in 2008 for the Company’s Performance Materials segment was essentially flat with 2007. OPS gross margin percentage in 2008 was essentially flat with 2007, as improvements in vital fluids’ gross margin percentage were offset by reduced gross margin percentage from the Company’s Affinity business.

The increase in gross margin percentage of 30 basis points in 2007, as compared to 2006, was primarily from higher net sales of the Company’s filtration media products in the Performance Materials segment resulting in improved absorption of manufacturing costs. Gross margin percentage in the Company’s Thermal/Acoustical segment and OPS were essentially flat with 2006. In OPS, improvement in gross margin percentage from the Company’s vital fluids business resulted in a 60 basis point improvement in the Company’s overall gross margin percentage, which was essentially offset by a lower gross margin percentage from the Company’s Affinity business. Operational efficiency improvements at the Company’s vital fluids business, as well as the absence of inventory obsolescence and quality charges reported in 2006, resulted in improved financial performance during 2007, when compared to 2006. Higher per-unit manufacturing costs for Affinity® temperature control equipment negatively impacted the Company’s overall gross margin percentage in 2007 compared to 2006.

Selling, Product Development and Administrative Expenses

(in thousands of dollars)	2008	2007	2006
Selling, product development and administrative expenses	$54,958	$57,281	$54,667
Percentage of sales	18.0%	17.8%	17.9%

Excluding the impact of foreign currency translation, selling, product development and administrative expenses decreased by $3.3 million, or 5.7%, in 2008 as compared to 2007. Contributing to this reduction was lower litigation expense of $1.8 million, recorded primarily in Corporate Office expenses, and lower incentive compensation expense of $1.2 million, as well as reductions in sales commission expense of $0.4 million, employee recruiting and relocation costs of $0.3 million and consulting expenses of $0.4 million. Higher salaries and wages expense of $0.5 million and severance related charges of $0.7 million in 2008, as compared to 2007, partially offset these decreases. Lower litigation expense was primarily related to a matter with a former employee that significantly impacted the Company in 2007. Lower sales commission expense and incentive compensation expense was due to lower sales and profitability in 2008 as compared to 2007. Higher salaries and wages expense was primarily due to annual wage adjustments. Higher severance related charges were primarily related to realigning management within the Company’s U.S. and European automotive operations by eliminating regional business unit presidents and appointing a global automotive president to better maximize synergies between Lydall’s U.S. and European automotive operations.

Contributing to the increase in selling, product development and administrative expenses of $2.6 million in 2007, compared with 2006, were increases in litigation expense of $2.5 million and salaries and wages expense of $1.8 million. These increases were partially offset by reductions in benefit plan expense of $0.7 million, sales commission expense of $0.4 million and incentive compensation expense of $0.6 million. The increase in litigation expense, which was primarily recorded in Corporate Office expenses, was principally due to matters related to a former employee. Higher salaries and wages expense was primarily due to annual wage adjustments. Lower benefit plan expense was a result of previously announced changes to the Company’s benefit plans, while lower sales commission and incentive compensation expense was due to changes in operating performance by certain businesses in 2007 as compared to 2006.

Impairment of Goodwill and Long-Lived Assets

(in thousands of dollars)	2008	2007	2006
Goodwill impairment	$16,380	$—	$—
Impairment of long-lived assets	1,029	—	—
Total impairment	$17,409	$—	$—

During the third quarter of 2008, the Company’s NA Auto business, included in the Thermal/Acoustical segment, continued to be adversely impacted by a downturn in the U.S. economy resulting in less consumer demand for automobiles. In addition, Affinity, included in OPS, continued to be impacted by lower net sales and operating losses due to a slow-down in capital equipment spending in the semiconductor industry. Accordingly, as of September 30, 2008, the Company performed an interim assessment of NA Auto’s and Affinity’s goodwill of $12.2 million and $4.2 million, respectively, for impairment, as disclosed in the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008. The Company determined that impairment did not exist as of September 30, 2008.

The Company’s NA Auto business was further severely impacted by a recession in the United States, dramatically reducing consumer demand for automobiles in the fourth quarter of 2008. The Company’s automotive parts net sales were lower by approximately 31% in the fourth quarter of 2008 as compared to the same quarter of 2007. The Company’s NA Auto customers are primarily domestic automakers who are reporting financial losses, announcing facility closures and other restructuring actions. In addition, during the fourth quarter of 2008, North American automakers announced further expected reductions in automobile production in 2009, as compared to typical annual production levels. Certain of these North American automakers also announced concerns about near-term cash liquidity, which can negatively impact the Company’s profitability and cash flows in future periods.

Also during the fourth quarter of 2008, the Affinity business continued to be significantly impacted by a slow-down in capital equipment spending in the semiconductor industry. Net sales were lower by approximately 50% in the fourth quarter of 2008 as compared to the fourth quarter of 2007. Based on new information available to the Company in the fourth quarter of 2008, the Company expects a slower than expected rebound in capital equipment spending, which is expected to continue to negatively impact the Company’s profitability and cash flows throughout 2009.

During the fourth quarter of 2008, the Company completed its required annual goodwill impairment testing. Negative events and changes in circumstances in the fourth quarter of 2008, as discussed above, including greater risk in the markets that the Company’s NA Auto and Affinity businesses serve, indicated a reduction in the future discounted cash flows from those businesses. In addition, during the fourth quarter of 2008 there was a sustained decline in the Company’s stock price. As a result of this decline, the Company’s market capitalization fell significantly below the recorded value of its consolidated net assets during the fourth quarter of 2008. The results of the Company’s goodwill impairment analysis indicated that there was no remaining implied fair value attributable to the Company’s NA Auto or Affinity goodwill. Accordingly, the Company wrote off all of the $12.2 million of NA Auto goodwill and all of the $4.2 million of Affinity goodwill during the fourth quarter of 2008.

In performing the goodwill assessment, the Company used current market capitalization, discounted cash flows and other factors as the best evidence of fair value. The calculation of future cash flows includes management estimates and assumptions that are based on the best available information as of the date of the assessment. Future cash flows can be affected by numerous factors including changes in economic, industry or market conditions, changes in the underlying business or products of the reporting unit, changes in competition and changes in technology. There are inherent uncertainties and management judgment required in an analysis of goodwill impairment.

As a result of the Company’s projected undiscounted future cash flows related to certain of its asset groups being less than the carrying value of those asset groups, the Company recorded an impairment charge of $1.0 million in the fourth quarter of 2008 at the Company’s Affinity business. As required by SFAS No. 144, “Accounting for the Impairment or Disposal of Long-lived Assets”, (FAS 144) the carrying value of the long-lived assets determined to be impaired were reduced to their fair values. The Company also performed an assessment of NA Auto’s long-lived assets for impairment. The undiscounted cash flows over the useful life of its primary asset group exceeded the carrying value of the asset group. The Company determined that impairment of NA Auto’s long-lived assets did not exist as of December 31, 2008. See Note 2 to the Consolidated Financial Statements.

Interest Expense

(in thousands of dollars)	2008	2007	2006
Interest expense	$451	$490	$1,363
Weighted average interest rate during the year	5.2%	5.2%	5.6%

The decrease in interest expense in 2008 was due to lower average debt levels in 2008 compared to 2007. The decrease in interest expense during 2007 compared to 2006 was primarily related to significantly lower average debt levels and partially by lower interest rates.

Other Income and Expense

(in thousands of dollars)	2008	2007	2006
Other income, net	$133	$140	$27

The amounts included in other income, net, in all years presented are primarily related to investment income and net foreign currency transaction gains and losses.

Income Taxes from Continuing Operations

	2008	2007	2006
Effective income tax rate	37.9%	42.2%	25.3%

The Company’s effective tax rate from continuing operations for 2008 was 37.9% as compared to 42.2% in 2007 and 25.3% in 2006. The Company’s effective tax rate in 2007 was higher than the federal statutory rate on earnings primarily due to changes in statutory tax rates in Germany, the impact from the Extraterritorial Income Program (ETI) phase-out and implementation of the Manufacturer Benefit System (MBS), and adjustments to the Company’s unrecognized tax benefits liability in accordance with Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (FIN 48).

During 2007, the Company recorded incremental income tax charges of $0.5 million due to enacted changes in statutory tax rates in Germany that were effective on January 1, 2008. The Company recorded an income tax charge to adjust deferred taxes to reflect the reduced tax rate at which these deferred tax benefits will be expected to be realized.

The American Jobs Creation Act (AJCA) provided for the phase-out of the ETI, as provided for in the United States Internal Revenue Code, and subsequently allowed for certain tax benefits for U.S. manufacturers under the MBS. During 2007, the Company implemented the MBS which resulted in decreasing the Company’s effective tax rate by approximately 0.3 percentage points. During 2006 the ETI benefit decreased the Company’s effective tax rate by approximately 1.9 percentage points.

The Company adopted the provisions of FIN 48 on January 1, 2007. This Interpretation clarified the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, “Accounting for Income Taxes” (FAS 109). As a result of the implementation of FIN 48, the Company recognized a $0.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007, balance of retained earnings. As of January 1, 2007, the net amount of unrecognized tax benefits was $1.0 million. During the year ended December 31, 2007, the Company recorded a $0.1 million increase in the liability for unrecognized tax benefits. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.1 million as of December 31, 2008.

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

For 2009, the Company expects its effective tax rate to be approximately 37% to 38%. The Company is not aware of any items that would cause a significant difference from the statutory tax rates.

Consolidation, Restructuring and Related Charges

In September 2008, the Company announced that it will be closing its St. Johnsbury, Vermont manufacturing facility, impacting approximately 190 employees and consolidating its North American automotive parts production into its Hamptonville, North Carolina operation. Due to the current downturn in the U.S. automotive market, the Company’s two NA Auto plants were running at less than optimal capacity. Consolidating the Company’s NA Auto operations in North Carolina is expected to reduce operating costs significantly, increase efficiency, and enhance the Company’s competitive position, while maintaining essentially the same level of manufacturing capacity. The Company commenced the transfer of equipment and production in the first quarter of 2009 and expects to substantially complete the consolidation by the end of the third quarter of 2009. Beginning in the latter part of 2009, the Company expects to start to benefit from reduced fixed overhead and selling, product development and administrative expenses as a result of the consolidation. On an annualized basis, the Company expects to save approximately $3.5 million to $4.0 million in costs as a result of this consolidation with approximately 90% of the savings impacting gross margins and the remainder reducing selling, product development and administrative expenses. Actual results could differ from these estimates.

During 2008, the Company recorded pre-tax restructuring charges of $1.6 million, all of which was recorded in the fourth quarter of 2008 and included in the Thermal/Acoustical segment. These charges included $1.5 million in cost of sales and $0.1 million in selling, product development and administrative expenses. In addition, the Company recorded income tax charges of approximately $0.1 million in the third quarter of 2008 to establish a valuation reserve on certain deferred tax assets that are not expected to be realized in the State of Vermont due to the closing of the facility. The restructuring activity costs primarily include severance related costs, acceleration of depreciation expense on fixed assets that are not expected to be transferred to the Hamptonville, NC facility, and facility exit, moving and set-up costs of equipment transferred from St. Johnsbury, VT to Hamptonville, NC.

The Company expects to record pre-tax charges of approximately $7.4 million, or approximately $.28 per diluted share, over the period of consolidation including pre-tax charges of $1.6 million, or $.06 per diluted share, recorded in the fourth quarter of 2008. Total cash outflows are expected to be approximately $6.3 million with approximately 75% occurring in the first two quarters of 2009. Actual results could differ from these estimates. See Note 8 to the Consolidated Financial Statements for additional discussion of this restructuring.

SEGMENT RESULTS

Consolidated Net Sales	For the Years Ended December 31,
in thousands	2008	2007	2006
Performance Materials:
Filtration	$70,549	$68,549	$62,612
Industrial Thermal Insulation	41,036	40,004	41,065
Performance Materials Segment net sales	$111,585	$108,553	$103,677

Thermal/Acoustical:
Automotive parts	$143,177	$160,440	$149,921
Automotive tooling	20,523	16,998	19,968
Thermal/Acoustical Segment net sales	$163,700	$177,438	$169,889

Other Products and Services:
Vital Fluids	$16,649	$14,721	$14,263
Affinity® temperature control equipment	15,104	21,902	20,185
Other Products and Services net sales	$31,753	$36,623	$34,448
Eliminations and Other	(1,322)	(1,697)	(1,893)
Consolidated Net Sales	$305,716	$320,917	$306,121

Operating Income	For the Years Ended December 31,
in thousands	2008	2007	2006
Performance Materials Segment	$15,543	$15,468	$14,600
Thermal/Acoustical Segment	(6,101)	16,548	15,624
Other Products and Services	(6,388)	(699)	(1,869)
Corporate Office Expenses	(12,541)	(16,165)	(14,839)
Consolidated Operating Income	$(9,487)	$15,152	$13,516

Performance Materials

Segment net sales increased by $3.0 million in 2008 compared with 2007. Excluding the impact of foreign currency translation, segment net sales increased by $0.5 million in 2008 compared to 2007. Contributing to this increase was higher net sales of industrial thermal insulation products of $1.0 million, partially offset by a decrease of $0.5 million in net sales of filtration media. The increase in industrial thermal insulation product net sales was a result of increased energy and industrial products net sales of $3.1 million, partially offset by lower building and appliance insulation products net sales of $2.1 million. Net sales for energy and industrial products increased due to strong demand in the electrical markets as well as increased net sales to manufacturers of cryogenic equipment for liquid gas storage and transportation. Due to an economic recession in the U.S. impacting the new home and commercial buildings construction markets, the Company’s net sales of building and appliance insulation products decreased during 2008 as compared to 2007. The decrease in filtration media net sales in 2008 was primarily due to a reduction of net sales in the fourth quarter of 2008 of $3.2 million, net of foreign currency translation, as compared to the fourth quarter of 2007. As a result of the global economic downturn, many of the Company’s filtration customers adjusted downward their production schedules and the amount of product purchased from the Company in order to reduce their current levels of inventory.

Excluding the impact of foreign currency translation, operating income for the segment decreased by $0.3 million in 2008 compared with 2007. With a minimal change in net sales in 2008 and gross margin percentage in 2008 being consistent with 2007, the reduction in operating income was caused by higher selling, product development and administrative expenses of $0.3 million. This increase was primarily related to certain costs associated with the acquisition of DSM Solutech B.V.

Segment net sales increased by $4.9 million in 2007 compared with 2006. Foreign currency translation increased segment net sales by $2.4 million, during 2007 as compared to 2006. The increase in 2007 was primarily related to increased net sales of filtration media of $3.5 million, net of foreign currency translation, including increases in net sales of air filtration and liquid filtration media products. The Company continued to regain filtration media market share that was lost in 2005 and 2006, as a result of pricing actions from competitors. Filtration media net sales increased due to greater demand from existing and new customers for air and liquid filtration products due to enhanced and targeted sales and marketing efforts by the Company, and to a lesser extent price increases. Partially offsetting the increase in filtration media net sales was lower net sales of industrial thermal insulation products by $1.0 million. This decrease was primarily from lower sales of building material products used in heating, ventilating and air conditioning systems due to a slow-down in the new home and commercial building construction markets, and to a lesser extent, a reduction in appliance material net sales. Partially offsetting these decreases were improved sales of energy and industrial products, specifically, products serving the electrical market of $0.9 million.

Segment operating income increased by $0.9 million in 2007 compared with 2006. Higher net sales from the Company’s filtration business primarily contributed to the increase in operating income, partially offset by lower industrial thermal insulation product net sales. In addition, higher selling, product development and administrative expenses of $0.5 million, due to increases in salaries and wages expense and severance expense partially offset by lower incentive compensation expense, reduced operating income.

Thermal/Acoustical

Thermal/Acoustical segment net sales decreased by $13.7 million in 2008 as compared to 2007. Excluding the impact of foreign currency translation, segment net sales decreased by $20.6 million in 2008 compared to 2007. This segment is comprised of Lydall’s global automotive business which represented approximately 54% of the Company’s 2008 consolidated net sales. Automotive parts net sales decreased by $22.9 million in 2008, when compared to 2007, partially offset by higher tooling net sales of $2.3 million. Automotive parts net sales in North America were lower by $20.7 million in 2008, while parts net sales in Europe decreased by $2.2 million, net of foreign currency translation, as compared to a year ago. In North America, an economic recession resulted in significantly lower consumer demand for automobiles throughout 2008. As a result, North American parts net sales were adversely impacted by domestic automakers early termination of various automotive platforms, delays in launches of new automobile platforms and lower production on current platforms. Beginning in the fourth quarter of 2008, the Company’s European automotive operations were also impacted by significant reductions in consumer demand for automobiles, resulting in lower net sales for the Company in 2008. The increase in tooling net sales in 2008, as compared to 2007, was due to the completion of tooling for future automobile platforms in Europe.

Excluding the impact of foreign currency translation, the Thermal/Acoustical segment reported an operating loss of $6.8 million in 2008, compared to operating income of $16.5 million in 2007. Approximately $13.8 million of the $23.3 million change in operating results in 2008, as compared to 2007, was attributable to goodwill impairment and restructuring charges recorded during the fourth quarter of 2008. The Company recorded a goodwill impairment charge of $12.2 million as it was determined that there was no remaining implied fair value of goodwill attributable to the Company’s NA Auto business. Restructuring charges related to the consolidation of the NA Auto operating facilities were $1.6 million in 2008. The remaining decrease in operating income was due to lower parts net sales and a reduction in gross margin percentage due to higher raw material costs and per-unit manufacturing costs due to each unit absorbing more fixed costs. Net of foreign currency translation, selling, product development and administrative expenses decreased by $0.5 million in 2008, as compared to 2007. Lower incentive compensation expense in 2008 of $0.7 million, lower sales commission expense of $0.6 million, as well as reductions in research and development expense of $0.3 million were partially offset by higher severance related charges of $1.2 million, as compared to 2007. Lower sales commission expense and incentive compensation expense was due to lower sales and profitability in 2008 as compared to 2007. Lower research and development expenses were primarily due to grants received in 2008. The severance related charges were primarily related to realigning management within the Company’s U.S. and European automotive operations, as well as reductions in workforce at certain operations as a result of lower production requirements. Realigning management included the elimination of regional business unit presidents and the appointment of a global automotive president to better maximize synergies between Lydall’s U.S. and European automotive operations.

Thermal/Acoustical Segment net sales increased by $7.5 million in 2007 compared with 2006. Excluding the impact of foreign currency translation, segment net sales increased by $1.2 million in 2007 when compared to 2006. This increase was comprised of higher automotive part net sales of $4.8 million, partially offset by lower automotive tooling net sales of $3.6 million, as compared to 2006. The increase in automotive parts net sales was attributable to a greater volume of net sales from the Company’s North American operations as a result of platform and content expansion. Automotive parts net sales were essentially flat at the European operations in 2007, as compared to 2006, as volume increases at the Company’s German facility were offset by a reduction of volume at the Company’s French facility.

Operating income for the Thermal/Acoustical segment increased by $0.9 million in 2007 compared with 2006. Excluding the impact of foreign currency translation, operating income increased by $0.2 million in 2007 compared 2006, due to increased net sales of automotive parts net sales in North America. This increase in operating income due to greater net sales was partially offset by an increase in selling, product development and administrative expenses in 2007 compared to 2006, mainly due to higher salaries and wages expense due to annual wage adjustments, partially offset by lower incentive compensation expense.

Other Products and Services

The decrease in OPS net sales of $4.9 million in 2008, compared to 2007, was due to decreased net sales from the Company’s Affinity business of $6.8 million, partially offset by higher vital fluids business net sales of $1.9 million. The decrease in Affinity net sales was attributable to a slow-down in capital equipment spending in the semiconductor industry. The greater vital fluids’ products net sales were attributable to increases in volumes of blood transfusion and blood filtration product net sales.

Operating loss from OPS was $6.4 million in 2008, compared to an operating loss of $0.7 million in 2007. The Affinity business reported an operating loss of $7.5 million in 2008. During the fourth quarter of 2008, the Company recorded a goodwill impairment charge of $4.2 million as it was determined that there was no remaining implied fair value of goodwill attributable to the Affinity business. In addition, the Company recorded an impairment charge of $1.0 million in the fourth quarter of 2008 related to Affinity’s long-lived assets. The remaining operating loss of $2.3 million was caused by lower net sales due to the slow-down in capital equipment spending in the semiconductor industry. Operating income for the vital fluids business improved by $0.6 million in 2008, as compared to 2007, due to higher net sales and gross margin percentage due to operational efficiency improvements.

The increase in OPS net sales of $2.2 million during 2007, compared to 2006, was primarily the result of increased Affinity temperature control equipment net sales of $1.7 million. This increase was attributable to the Company addressing manufacturing issues that caused delays in shipping product to customers during the second half of 2006 and into 2007, as well as an increased volume of new product net sales. Net sales for vital fluids’ products were higher by $0.5 million in 2007 compared to 2006. The increase in vital fluids’ products net sales was primarily attributable to increased volumes of blood product net sales.

Operating loss from OPS was $0.7 million in 2007 compared to an operating loss of $1.9 million in 2006. The Affinity business reported an operating loss of $1.0 million during 2007 compared to breakeven in 2006. Manufacturing issues that caused higher raw material usage and increased labor costs on a per-unit basis and to a lesser extent increases in raw material costs, contributed to this operating loss. Vital fluids business operating income increased by $2.3 million during 2007, compared with 2006. This increase was principally due to improved gross margin as a percentage of net sales due to operational improvements, including the absence of $0.9 million of inventory obsolescence and quality charges, as compared to 2006. In addition, lower sales commission expense contributed to improved operating income in 2007 as compared to 2006.

Corporate Office Expenses

Corporate office expenses were $12.5 million in 2008, compared to $16.2 million in 2007. This decrease in 2008 as compared to 2007 was due to lower litigation expense of $1.7 million, primarily related to a matter with a former employee that significantly impacted the Company in 2007, as well as lower incentive compensation expense of $0.7 million and salaries and benefits expense of $0.6 million. Lower incentive compensation expense was due to lower profitability in 2008 as compared to 2007. Lower salaries and benefits expense was primarily from reductions in personnel, as compared to 2007.

Corporate office expenses were $16.2 million in 2007, compared to $14.8 million in 2006. This increase in 2007 as compared to 2006 was principally due to an increase in litigation expense of $1.2 million, primarily related to a matter with a former employee.

LIQUIDITY AND CAPITAL RESOURCES

	For the Year Ended December 31,
(in thousands except ratio data)	2008	2007	2006
Cash and cash equivalents	$13,660	$15,716	$6,402
Cash provided by operating activities	$20,098	$22,133	$39,703
Cash used for investing activities	$(21,234)	$(14,610)	$(11,182)
Cash (used for) provided by financing activities	$(262)	$1,231	$(25,183)
Depreciation and amortization	$15,935	$15,227	$15,439
Capital expenditures	$12,037	$14,610	$11,182
Total debt	$8,154	$9,829	$10,106
Total capitalization (debt plus equity)	$174,299	$190,282	$171,323
Total debt to total capitalization	5%	5%	6%

The Company assesses its liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. The principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect the overall management of liquidity include capital expenditures, investments in businesses, acquisitions, common stock repurchases, income tax payments, pension funding and availability of lines of credit and long-term financing. The Company manages worldwide cash requirements considering available funds among domestic and foreign subsidiaries.

Operating Cash Flows

Net cash provided by operating activities in 2008 was $20.1 million compared with $22.1 million in 2007. The 2008 net loss of $5.0 million included the non-cash impairment charges of goodwill and long-lived assets of $17.4 million. Operating cash flows in 2008 were impacted by a decrease in accounts receivable of $12.0 million, partially offset by a decrease in accounts payable of $8.4 million, as compared to 2007. The decrease in accounts receivable in 2008 was primarily due to lower sales in the fourth quarter of 2008 compared to the same period in 2007. Lower sales also affected purchases and resulted in lower accounts payable at December 31, 2008 compared to December 31, 2007.

Investing Cash Flows

Net cash used for investing activities was $21.2 million in 2008 compared with $14.6 million in 2007. In 2008, capital expenditures totaled $12.0 million compared with $14.6 million in 2007. Net proceeds from the sale of Transport in 2008 provided an increase of $3.4 million in cash for investing activities. Also in 2008, net cash used for the acquisition of DSM Solutech B.V. was $10.1 million. See Note 9 to the Consolidated Financial Statements for additional information on acquisitions and divestitures. Cash of $2.4 million was transferred to a restricted cash account as security for outstanding letters of credit.

Financing Cash Flows

In 2008, net cash used for financing activities was $0.3 million compared with net cash provided by financing activities of $1.2 million in 2007. The Company had no borrowings on its domestic revolving credit facility at December 31, 2008 and 2007. Proceeds from common stock issuances were approximately $1.1 million in 2008 and $2.6 million in 2007. The Company repurchased $0.1 million of its common stock in the fourth quarters of 2008 and 2007. As of December 31, 2008, 1,361,331 shares remained eligible for repurchase under the Company’s Stock Repurchase Program. The Company believes that its currently available resources, together with its capacity for growth and its accessibility to debt financing sources, are sufficient to satisfy its cash requirements for the foreseeable future.

Financing Arrangements

On March 11, 2009, the Company entered into a $35 million senior secured domestic revolving credit facility (domestic credit facility) with a financial institution, which replaced the Company’s prior domestic revolving credit facility that expired on February 1, 2009. Availability under the domestic credit facility is subject to a borrowing base comprised of certain percentages of eligible domestic accounts receivable, eligible domestic inventories and eligible domestic fixed assets, and reduced by applicable reserves. The domestic credit facility is secured by a perfected first priority lien and security interest in most of the present and future assets of Lydall, Inc. and domestic subsidiaries, as well as 100% of all of the issued and outstanding shares of capital stock of the Company’s domestic subsidiaries and 65% of certain foreign subsidiaries issued and outstanding capital stock. The maturity date for the domestic credit facility is March 11, 2012.

Interest is charged on borrowings at the Company’s option of either (i) Prime Rate plus the Applicable Margin or (ii) the Eurodollar Rate plus the Applicable Margin. The Prime Rate is a fluctuating rate equal to the higher of the financial institution’s prime rate or the federal funds rate plus .50%. The Eurodollar Rate is a fluctuating LIBOR rate offered for deposits in U.S. dollars. The Applicable Margin added to the Prime Rate ranges from 1.25% to 1.75% and the Applicable Margin added to the Eurodollar Rate ranges from 4.25% to 4.75% depending on the type of collateral that supports the outstanding borrowings. The Company also pays .50% per annum on the average daily unused portion of the domestic credit facility and 4.25% per annum on the daily outstanding balance of letters of credit.

The Company is subject to a minimum cash flow financial covenant determined as of the end of each month during the period March 31, 2009 to July 31, 2009. Thereafter, when the Company’s borrowings on the domestic credit facility exceed a certain amount, the Company is required to meet a minimum fixed charge coverage ratio. The Company’s ability to pay a cash dividend on its common stock or acquire its common stock is prohibited under the domestic credit facility.

The banking system and financial markets have experienced significant disruption in recent months, including bank failures and consolidations, diminished liquidity and credit availability, rating downgrades, declines in asset valuations and fluctuations in foreign currency exchange rates. While the Company had no borrowings under its credit facility that existed at December 31, 2008, the Company may become dependent on the continued financial viability of the financial institution that is obligated to fund Lydall’s existing $35 million credit agreement entered into on March 11, 2009. Although the Company believes that its operating cash flows, together with its access to credit markets provide the Company with sufficient funding capacity, the inability of the financial institution to honor its funding commitment, could have a material adverse effect on Lydall’s liquidity and operations.

The Company’s previous $50 million domestic revolving credit facility expired on February 1, 2009. Interest was charged at the prime rate or, at the option of the Company, at LIBOR plus a margin ranging from 1% to 2.25% depending on the financial leverage of the Company. The Company also paid a commitment fee ranging from .225% to .375% per annum on the unused portion of the revolving credit facility. The Company had no borrowings outstanding under the revolving credit facility at December 31, 2008 and 2007. The Company was in violation of the minimum EBITDA financial covenant at December 31, 2008, due to the fourth quarter of 2008 impairment charges of $17.4 million (See Note 2 to the Consolidated Financial Statements). This revolving credit facility expired on February 1, 2009 and the Company had no borrowings or outstanding letters of credit under the revolving credit facility.

At December 31, 2008, the Company’s foreign subsidiaries had various credit arrangements totaling $11.2 million, with $7.7 million available for borrowings. The Company’s foreign subsidiaries had no borrowings outstanding at December 31, 2008 and 2007.

As of December 31, 2008, the Company had unused borrowing capacity of $55.4 million under various credit facilities; all of which was available as of December 31, 2008. As described above, the Company’s credit facility in place at December 31, 2008 expired on February 1, 2009.

Other than operating leases, the Company does not have any off-balance sheet financing arrangements.

Future Cash Requirements

At December 31, 2008, total indebtedness was $8.2 million, or 4.7% of the Company’s total capital structure. Cash requirements for 2009 are expected to include the funding of ongoing operations, capital expenditures, payments due on capital and operating leases, pension plan contributions, income tax payments, restructuring and debt service. Cash requirements related to the restructuring are expected to be approximately $6.3 million with approximately 75% occurring in the first two quarters of 2009. Capital spending for 2009 is expected to be approximately $6.0 million to $8.0 million. The Company expects to finance its 2009 cash requirements from cash provided by operating activities and through borrowings under its existing credit agreements, as needed. The funded status of the Company’s defined benefit pension plans is dependent upon many factors, including returns on invested assets, levels of market interest rates and levels of contributions to the plans. The Company expects to contribute approximately $0.9 million to its defined benefit pension plans during 2009. The Company continually explores its core markets for suitable acquisitions, joint ventures, alliances and licensing agreements. If completed, such activities would be financed with cash generated from operations, under the credit facility described under “Financing Arrangements” above or other forms of financing, as required. Global credit and financial markets have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability. The Company’s ability to obtain financing to fund operations, strategic transactions, or refinance maturing obligations as they become due, could be constrained. Lydall is unable to predict the likely duration and severity of the current disruptions in the credit and financial markets.

Contractual Obligations

The following table summarizes the Company’s significant obligations as of December 31, 2008 and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods:

	Payments Due by Period
In thousands	2009	2010	2011	2012	2013	After 5 years	Total
Contractual obligations:
Pension plan contributions	$898	$198	$198	$198	$198	$775	$2,465
Operating leases	2,933	2,251	725	407	277	239	6,832
Capital leases*	1,494	1,494	1,494	982	811	1,783	8,058
Long-term debt*	254	264	256	271	66	—	1,111
Purchase obligations	16,670	10,588	10,378	—	—	—	37,636
Total contractual obligations	$22,249	$14,795	$13,051	$1,858	$1,352	$2,797	$56,102
*	includes estimated interest payments

The above table does not reflect unrecognized tax benefits of $1.7 million, the timing of which is uncertain. Refer to Note 15 to the Consolidated Financial Statements for additional discussion on unrecognized tax benefits.

Purchase obligations in the table above are primarily related to contracts to purchase aluminum at various automotive operations ($14.0 million in 2009) and also include guaranteed minimum payments to Transport under the Services Agreement as part of the sale agreement. Purchase orders or contracts for normal purchases of raw materials and other goods and services are not included in the table above. The Company is not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. For purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. The Company does not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed expected requirements.

The Company’s long-term debt payments and interest rates for all of the Company’s outstanding debt were fixed as of December 31, 2008. Actual payments may vary significantly from those included in the table above depending on future debt levels, timing of debt repayments and sources of funding utilized.

The Company’s future pension plan contributions relate to minimum contributions for the 2009 plan year based on the Company’s pension plan valuations at December 31, 2008. In addition, future amounts include contributions required under the Company’s Supplemental Executive Retirement Plan. See Note 11 to the Consolidated Financial Statements for additional information regarding the Company’s pension plans.

In addition to the above contractual obligations, the Company utilizes letters of credit in the ordinary course of business for security deposit requirements. Outstanding letters of credit were $5.8 million and $2.4 million at December 31, 2008 and 2007, respectively. See Notes 7 and 16 to the Consolidated Financial Statements for additional information regarding contractual obligations.

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Note 1 to the Consolidated Financial Statements describes the significant accounting policies used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. The most significant areas involving management judgments and estimates are described below.

Intangible Assets and Goodwill

Intangible assets consist primarily of goodwill and acquisition-related intangibles. The Company had goodwill of $19.4 million at December 31, 2008 and $30.9 million at December 31, 2007.

SFAS No. 142, “Goodwill and Other Intangible Assets,” (FAS 142) requires that goodwill and other intangible assets determined to have indefinite lives not be amortized, but rather are subject to annual impairment tests or when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units (as defined in FAS 142), including related goodwill. The Company’s reporting units are operating segments or components of operating segments for which discrete financial information is available and management regularly reviews the operating results of that operating segment or component. Goodwill is tested for impairment using a two-step process. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets exceeds the fair value of the reporting unit, a second step of the impairment test is performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill requires a valuation of the reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of its goodwill, goodwill is deemed impaired and is written down to the extent of the difference.

The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which incorporate management assumptions about expected future cash flows, as well as other factors such as market capitalization. Future cash flows can be affected by numerous factors including changes in economic, industry or market conditions, changes in the underlying business or products of the reporting unit, changes in competition and changes in technology. Any changes in key assumptions about the business and its prospects, changes in any of the factors discussed above or other factors could affect the fair value of one or more of the reporting units resulting in an impairment charge, which did occur during the fourth quarter of 2008.

During the fourth quarter of 2008, the Company’s NA Auto business, included in the Thermal/Acoustical segment, was severely impacted by significant declines in sales of automobiles as a result of a global economic downturn and increased consumer credit restrictions. The Company’s NA Auto customers are primarily domestic automakers who are reporting financial losses, closing facilities due to reduced manufacturing levels and capacity requirements and announcing other restructuring actions. During the fourth quarter of 2008, three of the largest North American automakers announced further expected reductions in automobile production in 2009, as compared to typical annual production levels. Also, the Company’s Affinity business, included in Other Products and Services, continued to be impacted by lower net sales and operating losses due to a slow-down in capital equipment spending in the semiconductor industry. These factors, as well as greater risk in the automotive and semiconductor markets that the Company serves, resulted in the fair value of the NA Auto and Affinity reporting units to be lower than their book value. The results of the Company’s goodwill impairment analysis indicated that there was no remaining implied fair value attributable to the Company’s NA Auto or Affinity goodwill. Accordingly, the Company wrote off all of the $12.2 million of NA Auto goodwill and all of the $4.2 million of Affinity goodwill during the fourth quarter of 2008 (See Note 2 to the Consolidated Financial Statements).

During the fourth quarter of 2008, the Company performed its annual impairment analysis of the remaining $14.7 million of goodwill in the Performance Materials reporting unit and $4.7 million of goodwill remaining in the Vital Fluids reporting unit, included in OPS. The Company’s goodwill impairment testing analysis (analysis) included projecting cash flows for the years 2009 – 2013 and discounting those amounts based on appropriate market risks. Based on those projections and other assumption used in the analysis, the Company concluded that the fair value of these reporting units exceeded their carrying value of net assets. As a result, there was no impairment of goodwill. The calculation of future cash flows includes management estimates and assumptions that are based on the best available information as of the date of the assessment.

A one-percentage point increase in the discount rate used in the analysis would not change the Company’s conclusion for the Vital Fluids and Performance Materials reporting units. Along with a one percentage point increase in the discount rate, the analysis indicated that a reduction in the projected operating income of the Vital Fluids and the Performance Materials reporting units (over the next five years) of approximately 15 percent and 35 percent, respectively, would require the Company to perform an additional step (as required by FAS 142) to measure the amount of an impairment loss, if any.

Impairment of Long-Lived Assets

As required by FAS 144, long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on the Company’s judgment and estimates of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset.

The carrying values of the assets determined to be impaired are reduced to their estimated fair values. The fair values of the impaired assets are determined based on market conditions, including independent appraisals when appropriate, the income approach which utilizes cash flow projections, and other factors.

The Company determined that long-lived assets at the Company’s Affinity business were impaired at December 31, 2008. This was based on reviewing estimated undiscounted cash flows and independent appraisals for its asset group, which indicated that the fair value was less than their carrying value. The Company considered its asset group to be certain assets and liabilities at Affinity, primarily consisting of machinery and equipment, and buildings and improvements. The Company recorded an impairment charge of $1.0 million during the fourth quarter of 2008, which represented the difference between the estimated fair value of the asset group compared to the carrying value of the asset group (See Note 2 to the Consolidated Financial Statements).

Pensions

Pension costs and related obligations, as well as financial statement disclosures, related to its defined benefit pension plans are reported in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans— an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (FAS 158). Pension cost and the related obligations recognized in the consolidated financial statements are determined on an actuarial basis. The determination of such amounts is made in consultation with the Company’s outside actuary based on information and assumptions provided by the Company. A substantial portion of the Company’s pension amounts relate to its defined benefit plans in the United States.

A significant element in determining the Company’s pension cost is the expected return on plan assets. Based on a review of market trends, actual returns on plan assets and other factors, the Company’s expected long-term rate of return on plan assets of 8.0% will be utilized for determining 2009 pension cost, while 8.5% was used for determining 2008, 2007 and 2006 pension cost. In determining the expected return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of marketable debt and equity securities and economic and other indicators of future performance. Investment management objectives include maintaining an adequate level of diversification to balance market risk and to provide sufficient liquidity for near-term payments of benefits accrued under the plan and to pay the expenses of administration. The investment plan assets are stated at fair value, which is based on quoted market prices in an active market. The expected long-term rate of return on assets is applied to the value of plan assets at the beginning of the year and this produces the expected return on plan assets that is included in the determination of pension cost for that year. The difference between this expected return and the actual return on plan assets is deferred, within certain parameters, as discussed below. The Company continually evaluates its expected long-term rate of return and will adjust such rate as deemed appropriate.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities, as well as the following year’s pension cost. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. At December 31, 2008 and December 31, 2007, the Company based its discount rate assumption on a cash flow matching analysis, which matches the future cash outflows of the pension plans to a yield curve comprised of high quality fixed-income investments. Benefit payments are discounted at the rates on the curve and a single discount rate specific to the plans is determined. At December 31, 2008, the Company determined this rate to be 6.12%. Increases or decreases in the discount rate result in decreases and increases, respectively, in the projected benefit obligation. The net effect on pension liabilities from changes in the discount rate is deferred within certain parameters, as discussed below.

FAS 87 requires that gains or losses (as defined in FAS 87) be deferred unless the unrecognized net gain or loss at the end of a year exceeds a “corridor” (as defined in FAS 87). If the deferred gain or loss exceeds the corridor at the end of the year, then the amount in excess of the corridor is amortized over a period equal to the average remaining service period of active employees expected to receive benefits. Since benefit accruals were frozen on certain domestic defined benefit plans on June 30, 2006, these plan participants are considered inactive participants. Therefore, the gain/loss amortization for 2008 and beyond for these plans will be amortized over the average remaining life expectancy of all plan participants. As of December 31, 2008 and 2007, the net deferred loss exceeded the corridor. Consequently, pension cost for 2009 will include amortization of a portion of the deferred loss in excess of the corridor. The amount of amortization in future years will be dependent on changes in the components of the deferred loss amount, particularly actual return on plan assets in relation to the estimated return on plan assets, as well as future increases or decreases in the discount rate.

For the year ended December 31, 2008, the Company recognized pension income of $0.3 million as a result of the expected return on assets exceeding the aggregate of (i) service cost from eligible employees covered under a collective bargaining agreement,

(ii) interest cost and (iii) amortization of actuarial loss and prior service cost. As discussed above, the Company’s discount rate was 6.12% at December 31, 2008 and was used for purposes of determining 2009 pension cost. Pension cost for 2009 is expected to be in the range of $1.3 million to $1.5 million, significantly higher than pension income of $0.3 million in 2008. This increase in pension cost will be the result of (i) a lower assumed rate of return on assets (8.00% in 2009 compared to 8.50% in 2008) applied to a lower base of assets, (ii) a greater amount of the negative returns on the pension plans’ assets being amortized into pension expense in 2009, and (iii) the lowering of the discount rate to 6.12% in 2009, as compared to 6.29% used to determine 2008 expense.

The Company contributed approximately $0.8 million to its defined benefit pension plans during 2008 and expects to contribute approximately $0.9 million in 2009.

Income Taxes

The Company accounts for income taxes in accordance with FAS 109 which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between book and tax bases of recorded assets and liabilities. FAS 109 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of a deferred tax asset will not be realized.

Deferred tax assets, net of valuation allowance, related to future tax benefits arising from deductible temporary differences and tax carryforwards were $12.8 million and $9.3 million at December 31, 2008 and 2007, respectively. Management believes that the Company’s earnings during the periods when the temporary differences become deductible will be sufficient to realize the related net future income tax benefits. For those jurisdictions where the projected operating results indicate that the ability to realize the future benefits is uncertain or not likely, a valuation allowance has been provided.

In assessing the need for a valuation allowance, the Company estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax law, changes in statutory tax rates and future levels of taxable income. In the event the Company were to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce such amounts through a charge to income in the period that such determination was made. Conversely, if the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance and record an increase to income in the period that such determination was made. See Note 15 in the Consolidated Financial Statements.

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

The Company adopted the provisions of FIN 48 on January 1, 2007. This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FAS 109. In assessing the need for reserves for uncertainties in income taxes recognized, a significant number of estimates and judgments must be made by the Company in order to meet the provisions of FIN 48. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.1 million as of December 31, 2008. It is reasonably possible that the amounts of unrecognized tax benefits associated with federal, state and foreign tax positions may decrease by up to approximately $0.4 million over the next twelve months due to expiration of statutes or completion of audits.

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

Equity Compensation Plans

The Company adopted SFAS No. 123(R), “Share-Based Payment” on January 1, 2006 using the modified prospective method. SFAS No. 123(R) requires that companies account for awards of equity instruments under the fair value method of accounting and recognize such amounts in the statements of operations. The Company recognizes expense on a straight-line basis over the vesting period of the entire award. Stock-based compensation expense includes the estimated effects of forfeitures, and such estimates of forfeitures are adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. The effect of changes in estimated forfeitures is recognized in the period of change and will also impact the amount of expense to be recognized in future periods. The Company estimates the fair value of option grants based on the Black Scholes option-pricing model. Expected volatility and expected term are based on historical information. The Company believes that its future volatility and expected term are not likely to materially differ from the Company’s historical stock price volatility and historical exercise data, respectively.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:

	2008	2007	2006
Risk-free interest rate	2.9%	4.4%	4.7%
Expected life	6 years	6 years	7 years
Expected volatility	50%	44%	44%
Expected dividend yield	0%	0%	0%

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. FAS 157 defines fair value based upon an exit price model. A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability. This Statement was effective for the Company beginning on January 1, 2008, except that FSP 157-2 delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company adopted FAS 157 on January 1, 2008 (See Note 6 to the Consolidated Financial Statements), with the exception of the application of the Statement to non-recurring nonfinancial assets and liabilities measured at fair value which include: (i) goodwill impairment testing, (ii) initial measurement of the fair value of asset retirement obligations and (iii) measurement of impairment of long-lived assets. The implementation of FAS 157 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows during 2008, and is not expected to have a material effect on the Company upon full adoption in future periods.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115”, (FAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted FAS 159 on January 1, 2008 and elected not to measure any additional financial instruments and other items at fair value. The adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows during 2008.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (FAS 141R). FAS 141R amends FAS 141 and provides revised guidance requiring the acquirer to recognize and measure, at fair value on the acquisition date, identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. Transaction and restructuring costs generally will be expensed as incurred. The Statement also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively, therefore will not impact the Company’s consolidated financial statements upon adoption.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of Accounting Research Bulletin (ARB) No. 51” (FAS 160). FAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. Sufficient disclosures are required to clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. It is effective for fiscal years beginning on or after December 15, 2008 and requires retroactive adoption of the presentation and disclosure requirements for existing minority interests. All other requirements shall be applied prospectively. The adoption of FAS 160 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162). This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements. FAS 162 became effective in November 2008. The adoption of FAS 162 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

OTHER KEY FINANCIAL ITEMS

Cash and cash equivalents – Cash and cash equivalents decreased to $13.7 million as of December 31, 2008 compared with $15.7 million as of December 31, 2007. This decrease of $2.0 million was primarily due to cash used in investing activities of $21.2 million which was partially offset by cash generated from operating activities of $20.1 million. Investing activities included proceeds of $3.4 million from the sale of Transport, which was offset by payments of $12.0 for capital expenditures, $10.1 million for the acquisition of DSM Solutech, B.V. and $2.4 million used as restricted cash for security of outstanding letters of credit.

Accounts receivable – Accounts receivable, net of the allowance for doubtful receivables, were $34.3 million at the end of 2008 compared with $49.5 million at the end of 2007. The decrease was primarily related to lower net sales in the fourth quarter of 2008 as compared to the same period in 2007 and to a lesser extent the change in foreign currency translation rates at December 31, 2008 as compared to December 31, 2007.

Inventories – Inventories were $40.8 million as of December 31, 2008 compared with $37.2 million as of December 31, 2007. The increase in inventory was primarily related to the increase in finished goods as of December 31, 2008 in preparation for the consolidation of the North American automotive facilities in 2009. Raw materials also increased at December 31, 2008 as compared to December 31, 2007 primarily due to timing of purchases.

Working capital and current ratio – Working capital at December 31, 2008 was $58.7 million, compared to $63.5 million at December 31, 2007. The ratio of current assets to current liabilities in 2008 increased to 2.6:1 from 2.4:1 in 2007.

Capital expenditures – Capital expenditures were $12.0 million in 2008, $14.6 million in 2007, and $11.2 million in 2006. Capital spending for 2009 is expected to be approximately $6.0 million to $8.0 million.

Goodwill and other intangibles – Goodwill and other intangible assets were $27.1 million at December 31, 2008 compared to $31.8 million at December 31, 2007. Goodwill decreased $16.4 million due to an impairment of goodwill recorded in 2008 (See Note 2 to the Consolidated Financial Statements). Goodwill and other intangible assets increased $10.6 million due to the acquisition of DSM Solutech B.V. in 2008. Related to this acquisition, goodwill of $4.4 million was recorded as part of the purchase price allocation and $6.2 million of intangible assets were acquired (See Note 9 to the Consolidated Financial Statements).

Total debt to total capitalization – Total debt to total capitalization decreased to 4.7% in 2008 compared with 5.2% in 2007. The decrease was due to the combination of lower debt levels in 2008 as compared with 2007 and stockholders’ equity decreasing by $14.3 million.

Stockholders’ equity – Stockholders’ equity decreased to $166.1 million at December 31, 2008 from $180.5 million at December 31, 2007. The decrease in stockholders’ equity in 2008 was primarily due to pension liability adjustments of $9.1 million, net loss of $5.0 million, and foreign currency translation adjustments of $2.2 million, partially offset by common stock activity and stock based compensation expense. On a per share basis, stockholders’ equity decreased to $9.93 at December 31, 2008 from $10.89 at December 31, 2007.

Dividend policy – Currently, the Company does not pay a cash dividend on its Common Stock. The Company’s domestic revolving credit facility at December 31, 2008 contained restrictions that limited the amount of dividends (whether in cash, securities or other property, unless payable solely in additional shares of the Company’s capital stock) that could be paid to shareholders of its capital stock each fiscal year. The Company’s new credit facility entered into on March 11, 2009 prohibits the Company’s ability to pay a cash dividend on its common stock.

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

INTEREST RATE RISK

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impact interest paid on its debt. During 2008, the Company had no borrowings with variable interest rates. Therefore, at December 31, 2008, with no borrowings, a 10% change in the weighted average interest rate on the Company’s variable rate debt would not have any impact to the Company’s consolidated financial position, results of operations, or cash flows. The weighted average interest rate paid on variable rate debt was 6.2% in 2007 and 6.4% in 2006.

The weighted average interest rate on long-term debt was 5.2% for the years ended December 31, 2008 and December 31, 2007 compared with 5.7% for 2006.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is contained under Item 15 “Exhibits, Financial Statement Schedules.”

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, conducted an evaluation as of December 31, 2008 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that it has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have not been any changes in the Company’s internal controls over financial reporting during the Company’s year ended December 31, 2008 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting. See “Management’s Report on Internal Control Over Financial Reporting” on page F-1, which is incorporated by reference to this Item, for further discussion of management’s assessment of internal controls related to Section 404 of the Sarbanes-Oxley Act.

Item 9B. OTHER INFORMATION

On March 11, 2009, the Company entered into a $35 million senior secured domestic revolving credit facility (“domestic credit facility”) with Wachovia Capital Finance Corporation (New England), which replaced the Company’s prior domestic revolving credit facility that expired on February 1, 2009. Availability under the domestic credit facility is subject to a borrowing base comprised of certain percentages of eligible domestic accounts receivable, eligible domestic inventories and eligible domestic fixed assets, and reduced by applicable reserves. The domestic credit facility is secured by a perfected first priority lien and security interest in most of the present and future assets of Lydall, Inc. and domestic subsidiaries, as well as 100% of all of the issued and outstanding shares of capital stock of the Company’s domestic subsidiaries and 65% of certain foreign subsidiaries issued and outstanding capital stock. The maturity date for the domestic credit facility is March 11, 2012.

Interest is charged on borrowings at the Company’s option of either (i) Prime Rate plus the Applicable Margin or (ii) the Eurodollar Rate plus the Applicable Margin. The Prime Rate is a fluctuating rate equal to the higher of the financial institution’s prime rate or the federal funds rate plus .50%. The Eurodollar Rate is a fluctuating LIBOR rate offered for deposits in U.S. dollars. The Applicable Margin added to the Prime Rate ranges from 1.25% to 1.75% and the Applicable Margin added to the Eurodollar Rate ranges from 4.25% to 4.75% depending on the type of collateral that supports the outstanding borrowings. The Company also pays .50% per annum on the average daily unused portion of the domestic credit facility and 4.25% per annum on the daily outstanding balance of letters of credit.

The Company is subject to a minimum cash flow financial covenant determined as of the end of each month during the period March 31, 2009 to July 31, 2009. Thereafter, when the Company’s borrowings on the domestic credit facility exceed a certain amount, the Company is required to meet a minimum fixed charge coverage ratio. The Company’s ability to pay a cash dividend on its common stock or acquire its common stock is prohibited under the domestic credit facility.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference from the sections entitled “Board of Directors” and “Corporate Governance” of the definitive Proxy Statement of Lydall to be filed with the Securities and Exchange Commission in connection with its Annual Meeting of Stockholders to be held on April 24, 2009. Information regarding the Executive Officers of the Company is contained in this Annual Report on Form 10-K.

Item 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from the sections entitled “Fiscal Year 2008 Director Compensation,” “Compensation Discussion and Analysis,” “Compensation Committee Report on Executive Compensation,” “Fiscal Year 2008 Summary Compensation Table,” “Grants of Plan-Based Awards For 2008,” “Outstanding Equity Awards at Fiscal Year-End 2008,” “Option Exercises and Stock Vested for 2008,” and “Pension Benefits” of the definitive Proxy Statement of Lydall to be filed with the Commission in connection with its Annual Meeting of Stockholders to be held on April 24, 2009.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from the sections entitled “Equity Compensation Plan Information” and “Securities Ownership of Directors, Certain Officers and 5 Percent Beneficial Owners” of the definitive Proxy Statement of Lydall to be filed with the Commission in connection with its Annual Meeting of Stockholders to be held on April 24, 2009.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from the sections entitled “Independence Determination,” “Related Party Transactions,” and “Compensation Committee Interlocks and Insider Participation” of the definitive Proxy Statement of Lydall to be filed with the Commission in connection with its Annual Meeting of Stockholders to be held on April 24, 2009.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference from the sections entitled “Ratification of Appointment of Independent Auditors,” and “Principal Fees and Services” of the definitive Proxy Statement of Lydall to be filed with the Commission in connection with its Annual Meeting of Stockholders to be held on April 24, 2009.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or are presented in “Notes to Consolidated Financial Statements” and therefore have been omitted.

a) 3. Exhibits Included Herein or Incorporated by Reference:

3.1	Certificate of Incorporation of the Registrant, as amended through the date of filing of this report, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.
3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.
4.1	Certain long-term debt instruments, each representing indebtedness in an amount equal to less than 10 percent of the Registrant’s total consolidated assets, have not been filed as exhibits to this Annual Report on Form 10-K. The Registrant will file these instruments with the Commission upon request.
10.2	Stock Purchase and Sale Agreement between Lydall, Inc., Lydall Transport, Ltd. and LTL Acquisition LLC dated September 1, 2008, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated September 5, 2008 and incorporated herein by this reference.
10.3	Capital lease agreement between Lydall Thermique Acoustique S.A.S., CMCIC Lease and Natiocredimurs Societe en Nom Collectif, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2004 and incorporated herein by reference.
10.4	Credit Agreement dated as of July 14, 1999, amended and restated as of May 13, 2002, and amended and restated as of August 29, 2003, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 7, 2003 and incorporated herein by this reference.
10.5	Amendment dated as of July 27, 2004 to the Credit Agreement dated as of July 14, 1999, amended and restated as of May 13, 2002 and amended and restated as of August 29, 2003, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 6, 2004, and incorporated herein by this reference.
10.6	First Amendment Agreement as of February 1, 2005 to the Credit Agreement dated as of July 14, 1999, amended and restated as of May 13, 2002, amended and restated as of August 29, 2003 and amended as of July 27, 2004, filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K dated March 15, 2005, and incorporated herein by this reference.
10.7	Contract for a Consortium Credit in the Amount of €6,000,000, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 7, 2003 and incorporated herein by this reference.
10.8	Supplement to the Contract for a Consortium Credit in the Amount of €6,000,000, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 7, 2007 and incorporated herein by this reference.
10.9*	Amendment No. 8 dated December 30, 2005, to the Lydall, Inc. Supplemental Executive Retirement Plan, filed as Exhibit 10.4 to the Registrant’s Annual Report on Form 10-K dated March 16, 2006 and incorporated herein by this reference.
10.10*	Employment Agreement and Indemnification Agreement with Thomas P. Smith dated January 10, 2007, filed as Exhibit 10.2 to the Registrant’s Form 8-K dated January 16, 2007 and incorporated herein by this reference.
10.11*	Employment Agreement with Mona G. Estey dated January 10, 2007, filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K dated March 13, 2007 and incorporated herein by this reference.
10.12*	Employment Agreement with Mary A. Tremblay dated January 10, 2007, filed as Exhibit 10.15 to the Registrant’s Annual Report on Form 10-K dated March 13, 2007 and incorporated herein by this reference.
10.13*	Employment Agreement with Randall L. Byrd dated January 10, 2007, filed as Exhibit 10.16 to the Registrant’s Annual Report on Form 10-K dated March 13, 2007 and incorporated herein by this reference.
10.14*	Employment Agreement with Peter V. Ferris dated January 29, 2007, filed as Exhibit 10.17 to the Registrant’s Annual Report on Form 10-K dated March 13, 2007 and incorporated herein by this reference.
10.15*	Amendment to Employment Agreement with Peter V. Ferris dated July 24, 2007, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 3, 2007 and incorporated herein by this reference.
10.16*	Employment Agreement with Bill W. Franks, Jr. dated January 10, 2007, filed as Exhibit 10.3 to the Registrant’s Form 8-K dated January 16, 2007 and incorporated herein by this reference.
10.17*	Employment Agreement with Kevin T. Longe dated January 10, 2007, filed as Exhibit 10.4 to the Registrant’s Form 8-K dated January 16, 2007 and incorporated herein by this reference.
10.18*	Letter of Understanding with Bertrand Ploquin regarding severance in the event of termination, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 4, 2005 and incorporated herein by this reference.

10.19*	Amendment to Letter of Understanding between Lydall, Inc. and Bertrand Ploquin dated January 10, 2007, filed as Exhibit 10.5 to the Registrant’s Form 8-K dated January 16, 2007 and incorporated herein by this reference.
10.20*	Employment Agreement with Peter Kurto dated September 23, 2008, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 3, 2008 and incorporated herein by this reference.
10.21*	Employment Agreement with Dale Barnhart dated July 31, 2007, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated August 3, 2007 and incorporated herein by this reference.
10.22*	Indemnification Agreement with Dale Barnhart dated July 31, 2007, filed as Exhibit 10.2 to the Registrant’s Form 8-K dated August 3, 2007 and incorporated herein by this reference.
10.23*	Relocation Agreement with Dale Barnhart dated August 1, 2008, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated August 4, 2008 and incorporated herein by this reference.
10.24*	Employment Agreement with Joseph Wilsted dated June 26, 2008, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated August 4, 2008 and incorporated herein by this reference.
10.25*	Amended and restated, 1992 Stock Incentive Compensation Plan, dated May 14, 1992, amended through March 10, 1999, filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.
10.26*	Lydall 2003 Stock Incentive Compensation Plan, with an effective date of October 24, 2002, filed as Exhibit A to the Company’s definitive Proxy Statement on March 26, 2003 and incorporated herein by this reference.
10.27*	Form of Nonqualified Stock Option Agreement (Under the Lydall 2003 Stock Incentive Plan), filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2004 and incorporated herein by this reference.
10.28*	Form of Agreement Covering Annual Nonqualified Stock Option Awards to Outside Directors (Under the Lydall 2003 Stock Incentive Plan), filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2004 and incorporated herein by this reference.
10.29*	Form of Agreement Covering Nonqualified Stock Option Awards to Outside Directors in Lieu of Cash-Based Retirement Benefits (Under the Lydall 2003 Stock Incentive Plan), filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2004 and incorporated herein by this reference.
10.30*	Form of Incentive Stock Option Agreement (Under the Lydall 2003 Stock Incentive Plan), filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K dated March 13, 2007 and incorporated herein by this reference.
10.31*	Form of Restricted Stock Award Agreement (Under the Lydall 2003 Stock Incentive Plan), filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K dated March 13, 2007 and incorporated herein by this reference.
10.32*	Lydall, Inc. 2008 Annual Incentive Performance Bonus Program, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated March 14, 2008 and incorporated herein by this reference.
10.33*	Lydall, Inc. 2009 Annual Incentive Performance Bonus Program, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated January 15, 2009 and incorporated herein by this reference.
10.34*	Form of Lydall, Inc. Performance Share Award Agreement, filed as Exhibit 10.2 to the Registrant’s Form 8-K dated January 15, 2009 and incorporated herein by this reference.
14.1	Code of Ethics for the Chief Executive Officer, Senior Financial Officers and All Accounting and Financial Personnel, filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference. This document can also be accessed on Lydall’s website at www.lydall.com under the Corporate Governance section.
21.1	List of subsidiaries of the Registrant, filed herewith.
23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.
24.1	Power of Attorney, dated February 24, 2009, authorizing Dale Barnhart and/or Thomas P. Smith to sign this report on behalf of each member of the Board of Directors indicated therein, filed herewith.
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lydall, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYDALL, INC.

March 12, 2009	By:	/s/ JAMES V. LAUGHLAN
James V. Laughlan Principal Accounting Officer and Controller

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lydall, Inc. in the capacities and on the dates indicated.

Signature	Title	Date
/s/ DALE G. BARNHART Dale G. Barnhart	President, Chief Executive Officer and Director (Principal Executive Officer)	March 12, 2009

/s/ THOMAS P. SMITH Thomas P. Smith	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 12, 2009

/s/ JAMES V. LAUGHLAN James V. Laughlan	Principal Accounting Officer and Controller	March 12, 2009

/s/ THOMAS P. SMITH Thomas P. Smith Attorney-in-fact for:		March 12, 2009

Kathleen Burdett	Director

W. Leslie Duffy	Chairman of the Board of Directors

Matthew T. Farrell	Director

Marc T. Giles	Director

William D. Gurley	Director

Suzanne Hammett	Director

S. Carl Soderstrom, Jr.	Director

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Lydall is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). With the participation of the Chief Executive Officer and the Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2008 as required by Rule 13a-15(c) under the Securities Exchange Act of 1934. The Company utilized the criteria and framework established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control – Integrated Framework in performing this assessment. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2008. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.

/s/ Dale G. Barnhart	/s/ Thomas P. Smith
Dale G. Barnhart President and Chief Executive Officer	Thomas P. Smith Vice President, Chief Financial Officer and Treasurer

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Lydall, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of Lydall, Inc and its subsidiaries at December 31, 2008 and December 31, 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP Hartford, CT March 12, 2009

Lydall, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
In thousands except per share data	2008	2007	2006
Net sales	$305,716	$320,917	$306,121
Cost of sales	242,836	248,484	237,938
Gross margin	62,880	72,433	68,183
Selling, product development and administrative expenses	54,958	57,281	54,667
Impairment of goodwill and long-lived assets	17,409	—	—
Operating (loss) income from continuing operations	(9,487)	15,152	13,516
Interest expense	451	490	1,363
Other income, net	(133)	(140)	(27)
(Loss) Income from continuing operations before income taxes	(9,805)	14,802	12,180
Income tax (benefit) expense from continuing operations	(3,717)	6,244	3,086
(Loss) Income from continuing operations	(6,088)	8,558	9,094
Income from discontinued operations, net	1,052	549	1,134
Net (loss) income	$(5,036)	$9,107	$10,228
Basic (loss) earnings per common share:
(Loss) Income from continuing operations	$(.37)	$.53	$.56
Income from discontinued operations	$.06	$.03	$.07
Net (loss) income	$(.31)	$.56	$.63
Weighted average common shares outstanding	16,458	16,295	16,147
Diluted (loss) earnings per common share:
(Loss) Income from continuing operations	$(.37)	$.52	$.56
Income from discontinued operations	$.06	$.03	$.07
Net (loss) income	$(.31)	$.55	$.63
Weighted average common shares and equivalents outstanding	16,458	16,472	16,198

The accompanying notes are an integral part of these consolidated financial statements.

Lydall, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands of dollars and shares	2008	2007
Assets
Current assets:
Cash and cash equivalents	$13,660	$15,716
Accounts receivable (net of allowance for doubtful receivables of $1,275 and $1,052)	34,297	49,539
Inventories, net	40,772	37,181
Prepaid expenses and other current assets, net	5,179	5,196
Deferred tax assets	1,991	2,346
Total current assets	95,899	109,978
Property, plant and equipment, net	101,889	107,332
Restricted cash	2,400	—
Goodwill and other intangible assets	27,099	31,840
Deferred tax assets	4,999	4,854
Other assets, net	5,402	4,580
Total assets	$237,688	$258,584
Liabilities and Stockholders’ Equity
Current liabilities:
Current portion of long-term debt	$1,455	$1,452
Accounts payable	20,507	27,586
Accrued taxes	590	1,712
Accrued payroll and other compensation	7,566	7,450
Other accrued liabilities	7,122	8,272
Total current liabilities	37,240	46,472
Long-term debt	6,699	8,377
Deferred tax liabilities	7,398	16,354
Pension and other long-term liabilities	20,206	6,928
Commitments and contingencies (Note 16)
Stockholders’ equity:
Preferred stock (par value $1.00 per share; authorized 500,000 shares; none issued or outstanding)	—	—
Common stock (par value $.10 per share; authorized 30,000 shares; issued 23,172 and 23,004 shares)	2,317	2,301
Capital in excess of par value	52,071	50,105
Retained earnings	183,660	188,696
Accumulated other comprehensive (loss) income	(6,920)	4,252
Treasury stock, 6,442 and 6,428 shares of common stock, respectively, at cost	(64,983)	(64,901)
Total stockholders’ equity	166,145	180,453
Total liabilities and stockholders’ equity	$237,688	$258,584

The accompanying notes are an integral part of these consolidated financial statements.

Lydall, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
In thousands	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(5,036)	$9,107	$10,228
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain from discontinued operations, net of tax	(860)	—	—
Depreciation and amortization	15,935	15,227	15,439
Deferred income taxes	(5,379)	2,814	1,710
Stock based compensation	903	937	544
Loss on disposition of property, plant and equipment, net	489	267	840
Impairment of goodwill and long-lived assets	17,409	—	—
Changes in operating assets and liabilities (exclusive of impact of acquisitions):
Accounts receivable	12,088	120	6,037
Inventories	(3,486)	(4,162)	6,262
Prepaid expenses and other assets	(1,347)	684	384
Accounts payable	(6,658)	1,746	430
Accrued taxes	(1,687)	(2,117)	1,244
Accrued payroll and other compensation	(56)	(1,437)	(1,591)
Other liabilities, net	(2,217)	(1,053)	(1,824)
Net cash provided by operating activities	20,098	22,133	39,703
Cash flows from investing activities:
Proceeds from sale of operation, net	3,351	—	—
Acquisitions, net	(10,148)	—	—
Capital expenditures	(12,037)	(14,610)	(11,182)
Increase in restricted cash	(2,400)	—	—
Net cash used for investing activities	(21,234)	(14,610)	(11,182)
Cash flows from financing activities:
Debt proceeds	—	31,251	80,300
Debt repayments	(250)	(31,473)	(104,044)
Capital lease payments	(1,064)	(1,032)	(847)
Common stock repurchased	(82)	(71)	(849)
Common stock issued	1,134	2,556	257
Net cash (used for) provided by financing activities	(262)	1,231	(25,183)
Effect of exchange rate changes on cash	(658)	560	902
(Decrease) increase in cash and cash equivalents	(2,056)	9,314	4,240
Cash and cash equivalents at beginning of year	15,716	6,402	2,162
Cash and cash equivalents at end of year	$13,660	$15,716	$6,402
Supplemental Schedule of Cash Flow Information
Cash paid during the year for:
Interest	$451	$598	$1,622
Income taxes	$2,448	$6,597	$1,959
Noncash transactions:
Pension liability adjustment	$(14,671)	$2,005	$1,722
FIN 48 adjustment	$—	$322	$—
SAB 108 adjustment	$—	$—	$1,175

The accompanying notes are an integral part of these consolidated financial statements.

Lydall, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Unearned Compen- sation	Retained Earnings	Accumulated Other Compre- hensive Income (Loss)	Treasury Stock	Total Stock- holders’ Equity
Balance at December 31, 2005	22,549	$2,255	$46,186	$(330)	$168,508	$(9,409)	$(63,981)	$143,229
SAB 108 Adjustment					1,175			1,175
Net income					10,228			10,228
Other comprehensive income:
Foreign currency translation adjustments						5,617		5,617
Minimum pension liability adjustment, net of income taxes of $755						1,204		1,204
Change in fair value of derivative instrument, net of income tax benefits of $22						(36)		(36)

Comprehensive income								17,013
Adjustment to initially apply SFAS No. 158, net of income tax benefits of $90						(147)		(147)
Stock repurchased							(849)	(849)
Stock issued under employee plans	109	11	67					78
Stock based compensation expense			214	330				544
Stock issued to Directors	18	2	172					174
Balance at December 31, 2006	22,676	2,268	46,639	—	179,911	(2,771)	(64,830)	161,217
Net income					9,107			9,107
Other comprehensive income:
Foreign currency translation adjustments						5,811		5,811
Change in pension plans, net of income taxes of $762						1,243		1,243
Change in fair value of derivative instrument, net of income tax benefits of $19						(31)		(31)

Comprehensive income								16,130
FIN 48 Adjustment					(322)			(322)
Stock repurchased							(71)	(71)
Stock issued under employee plans	314	32	2,362					2,394
Stock based compensation expense			937					937
Stock issued to Directors	14	1	167					168
Balance at December 31, 2007	23,004	2,301	50,105	—	188,696	4,252	(64,901)	180,453
Net loss					(5,036)			(5,036)
Other comprehensive income:
Foreign currency translation adjustments						(2,174)		(2,174)
Change in pension plans, net of income tax benefit of $5,575						(9,096)		(9,096)
Change in fair value of derivative instrument, net of income taxes of $60						98		98

Comprehensive loss								(16,208)
Stock repurchased							(82)	(82)
Stock issued under employee plans	136	13	745					758
Stock based compensation expense			972					972
Stock issued to Directors	32	3	249					252
Balance at December 31, 2008	23,172	$2,317	$52,071	$—	$183,660	$(6,920)	$(64,983)	$166,145

The accompanying notes are an integral part of these consolidated financial statements.

Lydall, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Business – Lydall, Inc. and its subsidiaries (the “Company” or “Lydall”) designs and manufactures specialty engineered automotive thermal and acoustical barriers, filtration media, industrial thermal insulating solutions, temperature-control equipment, medical filtration media and devices and biopharmaceutical processing components for demanding thermal/acoustical, filtration/separation and biopharmaceutical applications.

Principles of consolidation – The consolidated financial statements include the accounts of Lydall, Inc. and its subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Estimates and assumptions – The preparation of the Company’s consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Risks and uncertainties – During the last half of 2008 and into 2009, global credit and financial markets experienced extreme disruptions, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in credit and financial markets and in economic conditions. These economic uncertainties affect businesses such as the Company’s in a number of ways, making it difficult to accurately forecast and plan Lydall’s future business activities. The current tightening of credit in financial markets may lead consumers and businesses to postpone spending, which may cause Lydall’s customers to cancel, decrease or delay their existing and future orders with the Company.

Cash and cash equivalents – Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less at the date of purchase.

Restricted cash – Restricted cash represents balances with financial institutions not immediately available for use by the Company. At December 31, 2008, the Company had restricted cash of $2.4 million and no amounts of restricted cash at December 31, 2007. The restrictions on the Company’s cash relate to outstanding domestic letters of credit, issued during the ordinary course of business, to satisfy security deposit requirements. These domestic letters of credit are secured by the Company’s cash, which is held in a money market account at a financial institution. Restricted cash is reported as a non-current asset of the Company at December 31, 2008.

Concentrations of credit risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents in high-quality financial institutions and instruments with a minimum investment grade rating of BBB or better. Concentrations of credit risk with respect to trade accounts receivable are limited by the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies. Foreign and export sales were 53% of the Company’s net sales in 2008, 48% in 2007 and 46% in 2006. Export sales primarily to Europe, Asia, Mexico and Canada were $44.0 million, $47.5 million and $45.1 million in 2008, 2007 and 2006, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. Sales to the automotive market were approximately 54% of the Company’s net sales in 2008, 55% in 2007 and 56% in 2006. Sales to Volkswagen and Chrysler were each approximately 10% of net sales in 2008. Sales to Chrysler were approximately 14% of Lydall’s 2007 net sales and sales to DaimlerChrysler were approximately 18% of Lydall’s total net sales in 2006. No other customer accounted for more than 10% of total net sales in 2008, 2007 or 2006.

A large amount of the Company’s North American automotive sales are to domestic automakers that are reporting financial losses, announcing near-term liquidity concerns, closing facilities and announcing other restructuring actions. The possibility of bankruptcy by a domestic automaker in 2009 has increased. The Company has significant accounts receivable from automakers at any point in time. Should an automaker not be able to pay the Company the amounts owed as they become due, or at all, results of operations and cash flows of the Company would be adversely affected.

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

Occasionally, the Company incurs costs in excess of those contractually reimbursed. In those cases, the Company expenses the excess incurred costs, unless the customer provides the Company the non-cancelable right to use the tooling during the part supply arrangement. In those situations, the excess costs are capitalized and then amortized over the expected life of the part supply arrangement. For such part supply arrangements, tooling costs are recorded in inventory as incurred and, upon customer acceptance of the tooling, the related revenue and costs are recorded, as applicable, and any non-reimbursed portion of the costs is reclassified to “Other assets, net” and amortized over the life of the part supply arrangement (typically not to exceed three years). As of December 31, 2008 and 2007, there were no costs recorded on the Company’s balance sheet related to a non-cancelable right to use a tool during the part supply arrangement.

The Company also may progress bill on certain tooling being constructed. These billings are recorded as progress billings (a reduction of the associated inventory) until the appropriate revenue recognition criteria have been met.

The following tooling related assets were included in the Consolidated Balance Sheets as of December 31, 2008 and 2007:

	December 31,
In thousands	2008	2007
Inventories, net of progress billings and reserves	$3,894	$6,858
Prepaid expenses and other current assets, net	356	358
Other assets, net	315	75
Total tooling related assets	$4,565	$7,291

Amounts included in “Prepaid expenses and other current assets, net” include the short-term portion of receivables due under reimbursement arrangements and amounts included in “Other assets, net” represent the long-term portion of those receivables. Included in the inventory balance was an offset for progress billings of $0.9 million and $0.2 million at December 31, 2008 and 2007, respectively. Company owned tooling is recorded in “Property, plant and equipment, net” and was not material at December 31, 2008 or December 31, 2007.

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

Goodwill and other intangible assets – Goodwill and other intangible assets are accounted for in accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 142 “Goodwill and Other Intangible Assets” (FAS 142). Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies, net of accumulated amortization recorded prior to the implementation of FAS 142. Goodwill and other intangible assets with indefinite lives are subject to annual impairment tests. All other intangible assets are amortized over their estimated useful lives, which range from 3 to 30 years. In performing impairment tests, the Company considers current market capitalization, discounted cash flows and other factors as best evidence of fair value. There are inherent uncertainties and management judgment required in these analyses. Refer to Note 2 for discussion of impairment charges recorded in the fourth quarter of 2008.

Valuation of long-lived assets – The Company evaluates the recoverability of long-lived assets, or asset groups, whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Should such evaluations indicate that the related future undiscounted cash flows are not sufficient to recover the carrying values of the assets, such carrying values would be reduced to fair value and this adjusted carrying value would become the assets’ new cost basis. Fair value is determined primarily using future anticipated cash flows that are directly associated with, and that are expected to arise as a direct result of the use and eventual disposition of the asset, or asset group, discounted using an interest rate commensurate with the risk involved, as well as market conditions and other factors. Refer to Note 2 for discussion of impairment charges recorded in the fourth quarter of 2008.

Derivative instruments – The Company accounts for derivative instruments under SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended (FAS 133). FAS 133 established accounting and reporting standards for derivative instruments and hedging activities and requires the Company to recognize these instruments as either assets or liabilities on the balance sheet and measure them at fair value. The Company does not engage in derivative instruments for speculative purposes. Gains and losses resulting from changes in the fair values of the derivatives are reported in the consolidated statement of operations, or as accumulated other comprehensive income, a separate component of stockholders’ equity, depending of the type of derivative and whether they qualify for hedge accounting. In general, the types of risks being hedged by the Company are related to the variability of future cash flows caused by changes in foreign currency exchange rates.

Employer sponsored benefit plans – The Company accounts for its defined benefit pension plans in accordance with SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans – an amendment of FASB Statements No. 87, 88, 106, and 132(R)” (FAS 158). FAS 158 requires an employer with publicly traded equity securities to recognize the funded status of a defined benefit plan as well as provide additional disclosures.

Asset retirement obligations – The Company records asset retirement obligations in accordance with FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations, an interpretation of FASB Statement No. 143” (FIN 47). FIN 47 requires that the fair value of a liability for a conditional asset retirement obligation be recognized in the period in which it occurred if a reasonable estimate of fair value can be made. The Company has conditional legal obligations for certain of the Company’s owned and leased facilities related primarily to building materials and leasehold improvements.

Accrued liabilities for conditional asset retirement obligations as of December 31, 2008 were as follows:

In thousands	Total
Balance as of December 31, 2007	$545
Accretion	98
Payments	(48)
Foreign currency translation	(13)
Balance as of December 31, 2008	$582

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

Research and development – Research and development costs are charged to expense as incurred and amounted to $8.5 million in 2008, $8.5 million in 2007 and $8.6 million in 2006. Research and development costs were primarily comprised of development personnel salaries, prototype material costs and testing and trials of new products.

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

Stock options and share grants – The Company adopted SFAS No. 123(R), “Share-Based Payment” on January 1, 2006 using the modified prospective method. SFAS No. 123(R) requires that companies account for awards of equity instruments under the fair value method of accounting and recognize such amounts in the statements of operations. In connection therewith, compensation expense was recognized in all periods presented in the Company’s consolidated statements of operations. The Company recognizes expense on a straight-line basis over the vesting period of the entire award. Stock-based compensation expense includes the estimated effects of forfeitures, and such estimates of forfeitures are adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. The effect of changes in estimated forfeitures is recognized in the period of change and also impacts the amount of expense to be recognized in future periods. The Company estimates the fair value of option grants based on the Black Scholes option-pricing model. Expected volatility and expected term are based on historical information. The Company believes that its future volatility and expected term are not likely to materially differ from the Company’s historical stock price volatility and historical exercise data, respectively. Compensation expense for restricted stock is recorded based on the market value of the stock on the grant date and amortized to expense over the vesting period of the award.

Reclassification of financial information – Certain prior year components of the consolidated financial statements have been reclassified to be consistent with current year presentation.

On September 19, 2008, the Company sold its wholly owned subsidiary, Lydall Transport, Ltd. (Transport). The Consolidated Financial Statements for the years ended December 31, 2008, 2007 and 2006 have been reclassified to reflect Transport as a discontinued operation (See Note 9).

2. Impairments of Goodwill and Long-Lived Assets

During the fourth quarter of 2008, in accordance with FAS 142, the Company performed its annual impairment test of its goodwill. In addition, in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (FAS 144), the Company performed an impairment test on certain of its long-lived assets (principally machinery and equipment, and buildings and improvements) due to events and changes in circumstances during the fourth quarter of 2008 that indicated an impairment might have occurred. As a result of this impairment testing, the Company recorded the following impairment charges during the fourth quarter of 2008:

In thousands	Thermal Acoustical Segment	Other Products and Services	Total
Impairment of goodwill	$12,160	$4,219	$16,379
Impairment of long-lived assets	—	1,030	1,030
Total impairments	$12,160	$5,249	$17,409

Goodwill

In accordance with FAS 142, the Company tests goodwill for impairment annually and when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. During the third quarter of 2008, the Company’s North American automotive business (NA Auto), included in the Thermal/Acoustical segment, continued to be impacted by a downturn in the U.S. economy resulting in less consumer demand for automobiles. In addition, the Company’s Affinity® temperature control equipment business (Affinity), included in Other Products and Services, continued to be impacted by lower net sales and operating losses due to a slow-down in capital equipment spending in the semiconductor industry. Accordingly, as of September 30, 2008, the Company performed an interim assessment of NA Auto’s and Affinity’s goodwill of $12.2 million and $4.2 million, respectively, for impairment, as disclosed in the Company’s quarterly report on Form 10-Q for the quarter ended September 30, 2008. The Company determined that impairment did not exist as of September 30, 2008.

Subsequent to the third quarter of 2008, the Company’s NA Auto business was further adversely impacted by significant declines in sales of automobiles as a result of the global economic downturn and increased consumer credit restrictions. The Company’s automotive parts net sales were lower by approximately 31% in the fourth quarter of 2008 as compared to the same quarter of 2007. The Company’s NA Auto customers are primarily domestic automakers who are reporting financial losses, closing facilities due to reduced manufacturing levels and capacity requirements and announcing other restructuring actions. During the fourth quarter of 2008, North American automakers announced further expected reductions in automobile production in 2009, as compared to typical annual production levels. Certain of these North American automakers also announced concerns about near-term cash liquidity, which can negatively impact the Company’s profitability and cash flows in future periods.

Also during the fourth quarter of 2008, the Affinity business continued to be impacted by a slow-down in capital equipment spending in the semiconductor industry. Net sales were lower by approximately 50% in the fourth quarter of 2008 as compared to the fourth quarter of 2007. Based on new information available to the Company in the fourth quarter of 2008, the Company now expects a slower than expected rebound in capital equipment spending, which is expected to continue to negatively impact the Company’s profitability and cash flows through 2009.

During the fourth quarter of 2008, the Company completed its required annual goodwill impairment testing. Negative events and changes in circumstances in the fourth quarter of 2008, as discussed above, including greater risk in the markets that the Company’s NA Auto and Affinity businesses serve, indicated a reduction in the future discounted cash flows from those businesses. In addition, during the fourth quarter of 2008 there was a sustained decline in the Company’s stock price. As a result of this decline, the Company’s market capitalization fell significantly below the recorded value of its consolidated net assets. The results of the Company’s goodwill impairment analysis indicated that there was no remaining implied fair value attributable to the Company’s NA Auto or Affinity goodwill. Accordingly, the Company wrote off all of the $12.2 million of NA Auto goodwill and all of the $4.2 million of Affinity goodwill during the fourth quarter of 2008.

In performing the goodwill assessment, the Company used current market capitalization, discounted cash flows and other factors as the best evidence of fair value. The calculation of future cash flows includes management estimates and assumptions that are based on the best available information as of the date of the assessment. Future cash flows can be affected by numerous factors including changes in economic, industry or market conditions, changes in the underlying business or products of the reporting unit, changes in competition and changes in technology. There are inherent uncertainties and management judgment required in an analysis of goodwill impairment.

Long-Lived Assets

In connection with the triggering events discussed above for the Affinity business, as well as other events, the Company determined that long-lived assets were impaired by $1.0 million as of December 31, 2008.

The determination that long-lived assets at the Company’s Affinity business were impaired at December 31, 2008, was based on reviewing estimated undiscounted cash flows for its asset group, which was less than its carrying value. The Company considered its asset group to be certain assets and liabilities at Affinity, primarily consisting of machinery and equipment, and buildings and improvements. The Company recorded an impairment charge of $1.0 million during the fourth quarter of 2008, which represented the difference between the estimated fair value of the asset group compared to the carrying value of the asset group. The fair values of the impaired assets are determined based on market conditions, including independent appraisals, the income approach which utilizes cash flow projections, and other factors.

In accordance with FAS 144, due to negative events and changes in circumstances discussed above, the Company performed an assessment of NA Auto’s long-lived assets for impairment. The undiscounted cash flows over the useful life of its primary assets exceeded the carrying value of the asset group. The Company determined that impairment did not exist as of December 31, 2008.

3. Inventories

Inventories as of December 31, 2008 and 2007 were as follows:

	December 31,
In thousands	2008	2007
Raw materials	$17,537	$14,469
Work in process	11,080	12,891
Finished goods	13,032	9,990
	41,649	37,350
Less: Progress billings	(877)	(169)
Total inventories	$40,772	$37,181

Raw materials, work in process and finished goods inventories were net of valuation reserves of $2.5 million and $2.0 million as of December 31, 2008 and 2007, respectively. Progress billings on tooling inventory were $0.9 million and $0.2 million at December 31, 2008 and 2007, respectively. Total tooling inventory, net of progress billings and valuation reserves, was $3.9 million and $6.9 million at December 31, 2008 and 2007, respectively.

4. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2008 and 2007 were as follows:

	Estimated Useful Lives	December 31,
In thousands		2008	2007
Land	—	$2,435	$2,499
Buildings and improvements	10-35 years	43,388	44,056
Machinery and equipment	5-25 years	143,163	133,328
Office equipment	2-8 years	34,599	34,861
Vehicles	3-6 years	625	759
Assets under capital leases:
Land	—	703	735
Buildings and improvements	10-35 years	6,227	6,364
Machinery and equipment	5-25 years	4,184	4,372
		235,324	226,974
Accumulated depreciation		(135,769)	(125,060)
Accumulated amortization on capital leases		(2,813)	(2,220)
		96,742	99,694
Construction in progress		5,147	7,638
Total property, plant and equipment		$101,889	$107,332

For the year ended December 31, 2008, there was no capitalized interest. For the years ending December 31, 2007 and 2006, the Company capitalized $0.1 million, and $0.2 million of interest, respectively.

Depreciation expense was $15.7 million in 2008, $15.1 million in 2007 and $15.1 million in 2006.

5. Goodwill and Intangible Assets

Goodwill was $19.4 million as of December 31, 2008 compared to $30.9 million as of December 31, 2007. As of December 31, 2008, $14.7 million of goodwill was allocated to the Performance Materials Segment and $4.7 million was allocated to Other Products and Services (OPS).

As discussed in Note 2, during the fourth quarter of 2008, the Company performed its annual goodwill impairment testing and wrote off $16.4 million of goodwill. This write off included $12.2 million in the Thermal/Acoustical Segment and $4.2 million in OPS. Also, as described in Note 9, the Company recorded $4.4 million of goodwill during the fourth quarter of 2008 related to the acquisition of DSM Solutech B.V. on December 1, 2008.

During the fourth quarter of 2008, the Company performed its annual impairment analysis of the remaining $14.7 million of goodwill in the Performance Materials reporting unit and $4.7 million of goodwill remaining in the Vital Fluids reporting unit, included in OPS. The Company’s goodwill impairment testing analysis (“analysis”) included projecting cash flows for the years 2009 - 2013 and discounting those amounts based on appropriate market risks. Based on those projections and other assumptions used in the analysis, the Company concluded that the fair value of these reporting units exceeded their carrying value of net assets. As a result, there was no impairment of goodwill.

During the first quarter of 2008, the Company made changes to the Company’s internal organizational structure, including the basis upon which management makes operating decisions and assesses performance. This resulted in the Company changing its operating segments.

The changes in the carrying amounts of goodwill in 2008 are as follows:

In thousands	Thermal/ Acoustical	Performance Materials	Other Products and Services	Totals
Balance at January 1, 2008	$12,160	$9,845	$8,879	$30,884
Goodwill acquired	—	4,419	—	4,419
Goodwill impairment	(12,160)	—	(4,219)	(16,379)
Currency translation adjustments	—	482	—	482
Balance at December 31, 2008	$—	$14,746	$4,660	$19,406

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Goodwill and other intangible assets” in the Consolidated Balance Sheets as of December 31, 2008 and 2007:

	December 31, 2008		December 31, 2007
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets:
License agreements	$889	$(276)	$377	$(252)
Patents	6,908	(515)	796	(462)
Other	319	(82)	82	(35)
Total amortized intangible assets	$8,116	$(873)	$1,255	$(749)
Unamortized intangible assets:
Trademarks	$450		$450

The increase in patents and license agreements in 2008 was primarily related to the acquisition of DSM Solutech B.V. as discussed in Note 9. Amortization of intangible assets for the years ended December 31, 2008 and 2007 was $0.1 million. Estimated amortization expense for intangible assets is expected to be $0.9 million for the years ending December 31, 2009 and 2010, $0.8 million for the years ending December 31, 2011 and 2012, and $0.7 million for the year ending December 31, 2013.

6. Financial Instruments and Fair Value Measurements

The Company did not hold any material investments in financial instruments at December 31, 2008 or 2007. No material gains or losses on investments were realized in 2008, 2007 or 2006. For the purpose of computing realized gains and losses, cost is determined on the specific identification basis.

The Company utilizes letters of credit in the ordinary course of business to satisfy security deposit requirements. Outstanding letters of credit were $5.8 million as of December 31, 2008 and $2.4 million as of December 31, 2007. At December 31, 2008, the Company’s domestic letters of credit of $2.4 million were secured by the Company’s cash, which was held in a money market account at a financial institution. This cash held at the financial institution was recorded as restricted cash and a non-current asset of the Company at December 31, 2008.

The Company periodically enters into foreign currency forward exchange contracts to mitigate exposure to foreign currency risk. The fair values of these contracts are not considered material to the Company’s consolidated financial position as of December 31, 2008 and 2007.

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

The Company adopted FAS 157 on January 1, 2008, with the exception of the application of the Statement to non-recurring nonfinancial assets and liabilities measured at fair value which include: (i) goodwill impairment testing, (ii) initial measurement of the fair value of asset retirement obligations, and (iii) measurement of impairment of long-lived assets.

The following table provides the assets carried at fair value measured on a recurring basis as of December 31, 2008:

	Total Carrying Value at December 31, 2008	Fair Value measurements at December 31, 2008 using
In thousands		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Forward exchange contracts	$453	$—	$453	$—

Derivative valuations are based on observable inputs to a valuation model including interest rates and foreign currency exchange rates and are classified within Level 2 of the valuation hierarchy.

The carrying amounts and fair values of financial instruments as of December 31, 2008 and 2007 were as follows:

	2008		2007
In thousands	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial liabilities:
Current portion of long-term debt	$1,455	$1,447	$1,452	$1,426
Long-term debt	$6,699	$6,597	$8,377	$8,253

The above fair values were computed based on quoted market rates and discounted future cash flows. The carrying amounts of cash and cash equivalents, accounts receivable and accounts payable approximate fair value as of December 31, 2008 and 2007.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115”, (FAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted FAS 159 on January 1, 2008 and elected not to measure any additional financial instruments and other items at fair value. The adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows during the year ended December 31, 2008.

7. Long-term Debt and Financing Arrangements

On March 11, 2009, the Company entered into a $35 million senior secured domestic revolving credit facility (“domestic credit facility”) with a financial institution, which replaced the Company’s prior domestic revolving credit facility that expired on February 1, 2009. Availability under the domestic credit facility is subject to a borrowing base comprised of certain percentages of eligible domestic accounts receivable, eligible domestic inventories and eligible domestic fixed assets, and reduced by applicable reserves. The domestic credit facility is secured by a perfected first priority lien and security interest in most of the present and future assets of Lydall, Inc. and domestic subsidiaries, as well as 100% of all of the issued and outstanding shares of capital stock of the Company’s domestic subsidiaries and 65% of certain foreign subsidiaries issued and outstanding capital stock. The maturity date for the domestic credit facility is March 11, 2012.

Interest is charged on borrowings at the Company’s option of either (i) Prime Rate plus the Applicable Margin or (ii) the Eurodollar Rate plus the Applicable Margin. The Prime Rate is a fluctuating rate equal to the higher of the financial institution’s prime rate or the federal funds rate plus ..50%. The Eurodollar Rate is a fluctuating LIBOR rate offered for deposits in U.S. dollars. The Applicable Margin added to the Prime Rate ranges from 1.25% to 1.75% and the Applicable Margin added to the Eurodollar Rate ranges from 4.25% to 4.75% depending on the type of collateral that supports the outstanding borrowings. The Company also pays .50% per annum on the average daily unused portion of the domestic credit facility and 4.25% per annum on the daily outstanding balance of letters of credit.

The Company is subject to a minimum cash flow financial covenant determined as of the end of each month during the period March 31, 2009 to July 31, 2009. Thereafter, when the Company’s borrowings on the domestic credit facility exceed a certain amount, the Company is required to meet a minimum fixed charge coverage ratio. The Company’s ability to pay a cash dividend on its common stock or acquire its common stock is prohibited under the domestic credit facility.

The Company’s previous $50 million domestic revolving credit facility expired on February 1, 2009. Interest was charged at the prime rate or, at the option of the Company, at LIBOR plus a margin ranging from 1% to 2.25% depending on the financial leverage of the Company. The Company also paid a commitment fee ranging from .225% to .375% per annum on the unused portion of the revolving credit facility. The Company had no borrowings outstanding under the revolving credit facility at December 31, 2008 and 2007. The Company was in violation of the minimum EBITDA financial covenant at December 31, 2008 due to the fourth quarter of 2008 impairment charges of $17.4 million (See Note 2). This revolving credit facility expired on February 1, 2009 and the Company had no borrowings or outstanding letters of credit under the revolving credit facility.

At December 31, 2008, the Company’s foreign subsidiaries had various credit arrangements totaling $11.2 million, with $7.7 million available for borrowings. The Company’s foreign subsidiaries had no borrowings outstanding at December 31, 2008 and 2007.

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

Total outstanding debt consists of:

	Effective Rate		December 31,
In thousands		Maturity	2008	2007
Volksbank Meinerzhagen eG, collateralized by certain real estate	5.95%	2013	$1,061	$1,333
City of Winston Salem NC, collateralized by certain fixed assets	4.00%	2010	50	75
Capital Lease, manufacturing equipment, Meinerzhagen, Germany	4.25%	2012	2,086	2,796
Capital Lease, land and building, St. Nazaire, France	5.44%	2016	4,957	5,625
			8,154	9,829
Less portion due within one year			(1,455)	(1,452)
Total long-term debt			$6,699	$8,377

As of December 31, 2008, total debt maturing in 2009, 2010, 2011, 2012 and 2013 was $1.5 million, $1.5 million, $1.6 million, $1.1 million and $0.8 million, respectively. There was $1.7 million of debt outstanding that matures after 2013.

The weighted average interest rate on long-term debt was 5.2% for the year ended December 31, 2008, compared with 5.2% for 2007 and 5.7% for 2006.

8. Restructuring and Related Costs

In September 2008, the Company announced that it will be closing its St. Johnsbury, Vermont manufacturing facility, impacting approximately 190 employees and consolidating its North American automotive parts production into its Hamptonville, North Carolina operation. Due to the current downturn in the U.S. automotive market, the Company’s two North American automotive plants have been running at less than optimal capacity. Consolidating the Company’s North American automotive operations in North Carolina is expected to reduce operating costs significantly, increase efficiency, and enhance the Company’s competitive position while essentially maintaining the same level of manufacturing capacity. The Company commenced the transfer of equipment and production in the first quarter of 2009 and expects to substantially complete the consolidation by the end of the third quarter of 2009. Beginning in the latter part of 2009, the Company expects to start to benefit from reduced fixed overhead and selling, product development and administrative expenses as a result of the consolidation. On an annualized basis, the Company expects to save approximately $3.5 million to $4.0 million in costs as a result of this consolidation with approximately 90% of the savings impacting gross margins and the remainder reducing selling, product development and administrative expenses. Actual results could differ from these estimates.

During 2008, the Company recorded pre-tax restructuring charges of $1.6 million, all of which were recorded in the fourth quarter and included in the Thermal/Acoustical segment. These charges included $1.5 million in cost of sales and $0.1 million in selling, product development and administrative expenses. In the third quarter of 2008, the Company recorded income tax charges of approximately $0.1 million to establish a valuation reserve on certain deferred tax assets that are not expected to be realized in the State of Vermont due to the closing of the facility. The restructuring activity costs primarily include severance related costs, acceleration of depreciation expense on fixed assets that are not expected to be transferred to the Hamptonville, NC facility, and facility exit, moving and set-up costs of equipment transferred from St. Johnsbury, VT to Hamptonville, NC.

Pre-tax costs for the restructuring program by type were as follows:

In thousands	Severance and Related Costs	Accelerated Depreciation	Facility Exit, Move and Set-up Costs	Total
Total estimated costs	$1,970	$1,140	$4,290	$7,400
Costs incurred through December 31, 2008	(708)	(515)	(344)	(1,567)
Estimated remaining costs at December 31, 2008	$1,262	$625	$3,946	$5,833

Accrued restructuring costs were as follows at December 31, 2008:

In thousands	Total
Pre-tax restructuring charges, excluding depreciation	$1,052
Cash paid	(323)
Balance as of December 31, 2008	$729

Total cash outflows are expected to be approximately $6.3 million with approximately 75% occurring in the first two quarters of 2009.

9. Acquisitions and Divestures

On December 1, 2008, the Company, through its wholly owned subsidiary Lydall Netherlands B.V., acquired for cash all the outstanding shares in DSM Solutech B.V. (“Solutech”) from Royal DSM N.V. (the “Seller”).

Solutech, based in Heerlen, The Netherlands, manufactures micro-porous films – trade names Solupor® and Solufill® – using its proprietary technology. This acquisition supports the Company’s strategy to invest in technologically innovative solutions and provides a new platform for growth into specialty segments currently underserved by the Company’s filtration business and other suppliers. Lydall Solupor® specialty microporous membranes are utilized in various markets and applications including batteries, fuel cells and supercapacitors, air and liquid filtration, and transdermal drug delivery. Solupor® membranes are based on ultra-high molecular weight polyethylene and incorporate an uncommon combination of mechanical strength, chemical inertness, and high porosity in a unique open structure.

The initial purchase price was 8.6 million Euros (or $10.8 million), subject to adjustment based on the net assets, cash balances and indebtedness of Solutech as of December 1, 2008 (“Completed Balance Sheet”). The purchase price was funded entirely from Lydall’s cash reserves. In addition, Lydall will pay to the Seller earn-out payments based on the net revenues of Solutech for a period of five years beginning on December 1, 2008 (“Contingent Consideration”). This Contingent Consideration will equal 4% of Solutech’s net revenues during each of the periods, less certain pension funding obligations. The value of the Contingent Consideration when paid will be added to the original cost of the acquisition and will increase the amount of goodwill previously recorded.

The operating results of Solutech are included within the Performance Materials segment in the Company’s consolidated financial statements from the effective date of the acquisition on December 1, 2008. The Company believes that its results of operations for the years ended December 31, 2008, 2007 and 2006 would not have been materially different had the acquisition occurred on January 1, 2006.

The assets and liabilities of Solutech were recorded at estimated fair value on the date of acquisition under the purchase method of accounting in accordance with SFAS No. 141, “Business Combinations”. The purchase price allocation will be completed upon the finalization of the Completed Balance Sheet. Final determination of the purchase price values to be assigned may result in adjustments to the preliminary estimated values assigned at the date of acquisition and detailed in the table below.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed as of the acquisition date:

In thousands	Total
Assets acquired:
Current assets	$1,589
Property, plant and equipment	1,650
Goodwill	4,419
Other Intangible assets:
Trademark and license agreements	604
Patents	5,599
Total other intangible assets	6,203
Total assets acquired	13,861
Liabilities assumed:
Accounts payable	902
Accrued payroll and other compensation	344
Deferred tax liabilities	1,836
Total liabilities assumed	3,082
Net assets acquired	$10,779

Intangible assets acquired of $6.2 million are being amortized over a weighted average useful life of nine years. Goodwill of $4.4 million was included within the Performance Materials segment and will not be deductible for tax purposes.

On September 19, 2008, the Company sold its wholly-owned subsidiary, Transport, for $3.6 million in cash. Transport had operated the Company’s transport, distribution and warehousing businesses that specialized in time-sensitive shipments and warehouse management services primarily serving the paper and printing industries. The cash received was subject to a post-closing balance sheet adjustment based upon the net working capital of Transport as of the closing date. As a result of the net working capital of Transport as of the closing date, the Company received $0.6 million during the fourth quarter of 2008 for total cash received of $4.2 million from the sale. The Company recorded a gain on disposal, net of income taxes, of $0.9 million related to this transaction. The Consolidated Financial Statements have been reclassified to reflect Transport as a discontinued operation for all periods presented.

As part of the sale agreement, the Company entered into a Services Agreement with Transport. Transport will perform substantially the same freight hauling services for the Company that it performed prior to the sale, for a period of three years from the date of closing. The Company guaranteed that minimum payments to Transport under the Services Agreement will be $1.2 million for each year of the three year term. Freight hauling services under this agreement were $0.3 million from the date of sale through December 31, 2008. Freight hauling expenses recorded with this discontinued operation that were previously eliminated as intercompany expenses in consolidation were $1.2 million from January 1, 2008 to the date of sale, and $2.3 million and $2.5 million for the years ending December 31, 2007 and 2006, respectively. In accordance with FAS 144, and EITF 03-13, “Determining whether to Report Discontinued Operations”, the Company reviewed the transaction and concluded that the results of Transport should be reported as a discontinued operation.

The following table is a summary of the results of the discontinued operation:

	For the Years Ended December 31,
In thousands	2008	2007	2006
Net sales	$13,621	$17,977	$20,237
Income before income taxes	307	878	1,815
Income tax expense	115	329	681
Income from discontinued operations	192	549	1,134
Gain on sale of discontinued operations, net of tax of $0.5 million	860	—	—
Total discontinued operations, net of tax	$1,052	$549	$1,134

10. Capital Stock

Preferred stock – The Company has authorized Serial Preferred Stock with a par value of $1.00. None of the 500,000 authorized shares have been issued.

Common stock – As of December 31, 2008, 4,060 Lydall stockholders of record held 16,734,576 shares of Common Stock.

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

Dividend policy – Currently, the Company does not pay a cash dividend on its common stock. Until the maturity date of February 1, 2009, the terms and conditions of the Company’s domestic revolving credit facility limited the amount of dividend payments (whether in cash, securities or other property, unless payable solely in additional shares of the Company’s capital stock) to no more than $1.8 million in any fiscal quarter and no more than $5 million during any fiscal year, with such amounts being reduced by any stock repurchase activity under the Company’s Stock Repurchase Program. The Company’s new credit facility entered into on March 11, 2009 prohibits the Company’s ability to pay a cash dividend on its common stock.

11. Employer Sponsored Benefit Plans

As of December 31, 2008, the Company maintains three defined benefit pension plans that cover the majority of domestic Lydall employees. The pension plans are noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes. Effective January 1, 2006, Lydall closed the non-union pension plans to new employees hired after December 31, 2005, and effective June 30, 2006, benefits under these pension plans stopped accruing for all eligible employees not covered under a collective bargaining agreement.

The Company also provides an unfunded Supplemental Executive Retirement Plan (SERP) that provides supplemental income payments after retirement to certain former senior executives. After December 31, 2005, no additional participants are eligible to participate in the SERP and no further benefits are accruing under the SERP.

Plan assets and benefit obligations of the defined benefit pension plans are as follows:

	December 31,
In thousands	2008	2007
Change in benefit obligation:
Net benefit obligation at beginning of year	$41,427	$43,195
Service cost	85	91
Interest cost	2,555	2,476
Actuarial loss (gain)	1,005	(2,545)
Gross benefits paid	(1,773)	(1,790)
Net benefit obligation at end of year	$43,299	$41,427
Change in plan assets:
Fair value of plan assets at beginning of year	$37,558	$34,997
Actual return on plan assets	(10,720)	2,166
Contributions	832	2,185
Gross benefits paid	(1,773)	(1,790)
Fair value of plan assets at end of year	$25,897	$37,558
Net benefit obligation in excess of plan assets	$(17,402)	$(3,869)
Balance sheet amounts:
Current liabilities	$(198)	$(198)
Noncurrent liabilities	(17,204)	(3,671)
Total Liabilities	$(17,402)	$(3,869)
Amounts recognized in accumulated other comprehensive income, net of tax consist of:
Net actuarial loss	$14,326	$5,213
Prior service cost	136	147
Net amount recognized	$14,462	$5,360

At December 31, 2008, in addition to the accrued benefit liability of $17.4 million recognized for the Company’s domestic defined benefit pension plans, the Company also has an accrued benefit liability of $0.1 million and accumulated other comprehensive loss, net of tax, of $0.1 million related to a foreign regulatory labor agreement.

The pension liability (net of tax) included in other comprehensive income increased by $9.1 million for the year ended December 31, 2008 and decreased $1.2 million for the year ended December 31, 2007.

Aggregated information for pension plans with an accumulated benefit obligation in excess of plan assets is provided in the table below:

	December 31,
In thousands	2008	2007
Projected benefit obligation	$43,299	$41,427
Accumulated benefit obligation	$43,299	$41,427
Fair value of plan assets	$25,897	$37,558

Components of net periodic benefit cost:

	For the years ended December 31,
In thousands	2008	2007	2006
Service cost	$85	$91	$971
Interest cost	2,555	2,476	2,492
Expected return on plan assets	(3,143)	(3,056)	(2,686)
Curtailment loss	—	—	15
Amortization of:
Prior service cost	19	20	18
Unrecognized actuarial loss	170	213	441
Total net periodic benefit (income) cost	$(314)	$(256)	$1,251

The estimated amounts that will be amortized from accumulated other comprehensive loss into net periodic benefit costs in 2009 are as follows:

In thousands	Pension Benefits
Actuarial loss	$707
Prior service cost	18
Total	$725

The major assumptions used in determining the year-end benefit obligation and annual net cost for pension plans are presented in the following table:

	Benefit Obligation		Net Cost
For the years ended December 31,	2008	2007	2008	2007	2006
Discount rate	6.12%	6.29%	6.29%	5.90%	5.65%
Salary scale	—	—	—	—	4.00%
Expected return on plan assets	8.00%	8.50%	8.50%	8.50%	8.50%

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

The following table presents the target allocation of pension plan assets for 2009 and the actual allocation of plan assets as of December 31, 2008 and 2007 by major asset category:

	Target Allocation	Actual Allocation of Plan Assets December 31,
Asset Category	2009	2008	2007
Equity securities	60% – 80%	62%	69%
Fixed income securities	20% – 40%	35%	27%
Cash and cash equivalents and other	0% – 5%	3%	4%

Estimated Future Contributions and Benefit Payments

The Company expects to contribute approximately $0.9 million in cash to its defined benefit pension plans in 2009.

Estimated future benefit payments for the next 10 years are as follows:

In thousands	2009	2010	2011	2012	2013	2014-2018
Benefit payments	$1,708	$1,790	$1,863	$1,971	$2,107	$11,960

Employee Savings Plans

The Company also sponsors an Employee Stock Purchase Plan (“ESPP”) and a 401(k) Plan. Employer contributions to these plans amounted to $2.3 million in 2008, $2.4 million in 2007 and $1.8 million in 2006. Under the ESPP, the Company contributes an amount equal to 33 and 1/3 cents for each dollar of employee’s payroll deduction up to $150 per month per employee. The Company’s matching contribution to the Company’s 401(k) Plan is 100% of employee pretax contributions up to 6% of compensation.

12. Equity Compensation Plans

As of December 31, 2008, the Company had two stock option plans – the 1992 Stock Incentive Compensation Plan (1992 Plan) and the 2003 Stock Incentive Compensation Plan (2003 Plan), collectively, the “Plans” – under which employees and directors had options to purchase Common Stock. The 1992 Plan expired in May 2002; however, the 1992 Plan shall continue to govern all outstanding awards under that plan until the awards themselves are exercised or terminate in accordance with their terms. The 2003 Plan authorized 1.5 million share options and restricted shares for employees and outside directors. Options issued by the Company under its stock option plans have a term of ten years. Stock options and restricted stock grants are expensed over the vesting period of the award, which is typically four years. Stock options issued under the current plan must have an exercise price that may not be less than the fair market value of a share of the Company’s common stock on the date of grant. The Plans provide for automatic acceleration of vesting in the event of a change in control of the Company. The Company’s stockholders will vote on an amendment to the 2003 Plan at the Company’s Annual Meeting of Stockholders to be held on April 24, 2009. An approved amendment would increase the total authorized shares by an additional 1.0 million shares.

The Company incurred compensation expense of $0.9 million, $0.9 million and $0.5 million for the years ended December 31, 2008, 2007 and 2006, respectively, for all stock-based compensation plans, including restricted stock awards. No compensation costs were capitalized as part of inventory. The associated tax benefit realized was $0.2 million and $0.6 million for the years ended December 31, 2008 and December 31, 2007, respectively. The associated tax benefit realized was minimal for year ended December 31, 2006.

Stock Options

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:

	2008	2007	2006
Risk-free interest rate	2.9%	4.4%	4.7%
Expected life	6 years	6 years	7 years
Expected volatility	50%	44%	44%
Expected dividend yield	0%	0%	0%

The following is a summary of the option activity as of December 31, 2008 and changes during the year then ended:

In thousands except per share and term amounts
Fixed options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2007	921	$10.12
Granted	114	$7.22
Exercised	(83)	$9.62
Forfeited/Cancelled	(120)	$10.45
Outstanding at December 31, 2008	832	$9.72	5.7	$81
Options exercisable at December 31, 2008	557	$10.11	4.1	$—

The Company granted 114,000, 135,000, and 115,000 stock options during 2008, 2007 and 2006, respectively. The weighted-average grant-date fair value of options granted during the years 2008, 2007 and 2006 was $3.52, $5.35 and $5.47 respectively. The total intrinsic value of options exercised was $0.3 million and $0.9 million during the years ended 2008 and 2007, respectively and was minimal for the year ended 2006. The associated tax benefit realized from stock options exercised for the years ended December 31, 2008 and 2007 was $0.1 million and $0.3 million, respectively and was minimal for the year ended 2006. For the years ended December 31, 2008, 2007, and 2006, the amount of cash received from the exercise of stock options was $0.8 million, $2.1 million and $0.1 million, respectively. At December 31, 2008, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.1 million, with a weighted average expected amortization period of 2.5 years.

Restricted Stock

Compensation for restricted stock is recorded based on the market value of the stock on the grant date and amortized to expense over the vesting period of the award. The Company granted 83,700, 115,000, and 99,900 shares of restricted stock during 2008, 2007 and 2006, respectively. The weighted average fair value per share of restricted stock granted was $5.12, $9.95 and $10.87 during 2008, 2007, and 2006, respectively. During 2008, 2007 and 2006, respectively, there were 25,140 shares, 14,750 shares and 1,800 shares of restricted stock forfeited. The fair value of awards for which restrictions lapsed during the years ended December 31, 2008, 2007, and 2006 was $0.3 million, $0.8 million and $0.2 million, respectively. At December 31, 2008, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $1.3 million, with a weighted average expected amortization period of 2.9 years.

The following is a summary of the Company’s nonvested restricted shares as of December 31, 2008 and changes during the year ended December 31, 2008:

In thousands except per share amounts
Nonvested Restricted Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2007	180	$10.20
Granted	84	$5.12
Vested	(48)	$10.38
Forfeited	(25)	$10.23
Nonvested at December 31, 2008	191	$7.93

Stock Repurchase Program

In August 2003, the Company’s Board of Directors approved a Stock Repurchase Program (the “Repurchase Program”) to mitigate the potentially dilutive effects of stock options and shares of restricted and unrestricted stock granted by the Company. Under the Repurchase Program, shares may be purchased by the Company up to the quantity of shares underlying options and other equity-based awards granted after January 1, 2003 under shareholder approved plans. Under the terms and conditions of the Company’s domestic revolving credit facility at December 31, 2008, the Company’s stock repurchase activity was limited to no more than $1.8 million in any fiscal quarter and no more than $5 million during any fiscal year, with such amounts being reduced by any dividend payments by the Company. The Company’s new credit facility entered into on March 11, 2009 prohibits the Company’s ability to repurchase its common stock. Should the Company have the ability to engage in repurchase activity in the future, the Company intends to take advantage of the safe harbor protections afforded by Rule 10b-18 promulgated under the Exchange Act, to engage in future repurchase activity in accordance with the provisions of the Exchange Act. As of December 31, 2008, there were 1,361,331 shares remaining available for purchase under the Repurchase Program. There was no repurchase activity under the Repurchase Program during 2008. The 14,519 shares acquired by the Company during the year ended December 31, 2008 represent shares withheld by the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans allowing the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due.

13. Earnings Per Share

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	For the years ended December 31,
In thousands	2008	2007	2006
Basic average common shares outstanding	16,458	16,295	16,147
Effect of dilutive options and restricted stock awards	—	177	51
Diluted average common shares outstanding	16,458	16,472	16,198

Dilutive stock options totaling approximately 17 thousand shares of Common Stock were excluded from the diluted per share computation for 2008 as the Company reported a net loss during 2008 and, therefore, the effect of including these options would be anti-dilutive. Options to purchase approximately 0.4 million, 0.1 million and 0.8 million shares of Common Stock were excluded from the 2008, 2007 and 2006 computations of diluted earnings per share. These options were excluded because the exercise price was greater than the average market price of the Company’s common stock.

14. Segment Information

On September 19, 2008, the Company sold its wholly-owned subsidiary, Transport (See Note 9). This operation had been included within Other Products and Services (OPS). Transport had operated the Company’s transport, distribution and warehousing businesses that specialized in time-sensitive shipments and warehouse management services primarily serving the paper and printing industries. As a result of the sale, the Consolidated Financial Statements have been reclassified to reflect Transport as a discontinued operation and the following segment information excludes Transport’s net sales and operating income for all periods presented.

Effective the first quarter of 2008, changes were made to the Company’s internal organizational structure, including the basis upon which management makes operating decisions and assesses performance. Consequently, the Company was required to modify its reportable segments. The Company’s reportable segments are now Thermal/Acoustical and Performance Materials. The Thermal/Acoustical segment reports the results of the Company’s automotive businesses. The Performance Materials segment reports results of the filtration businesses and the industrial thermal insulation business (formerly the passive thermal business and specialty products). All other businesses are aggregated in OPS. OPS is comprised of the Company’s vital fluids business and Affinity business (formerly the active thermal business). The Company also changed allocations of corporate office overhead to certain businesses. The Company has restated the corresponding segment information for the years ended December 31, 2007 and 2006 to reflect changes made to segments in the first quarter of 2008.

Performance Materials Segment

The Performance Materials Segment includes filtration media solutions for air, fluid power, industrial and life science applications and industrial thermal insulation solutions for building products, appliances, and energy and industrial markets.

Lydall air filtration products include LydAir®MG (Micro-Glass), LydAir®MB (Melt Blown) and LydAir®SC (Synthetic Composite) media. These products constitute the critical media component of clean-air systems for applications in clean-space, commercial, industrial and residential HVAC, power generation, industrial processes and protection/respiratory devices. Lydall has leveraged its extensive technical expertise and applications knowledge into a suite of media products covering the vast liquid filtration landscape across the Engine and Industrial and Life Science fields. The LyPore® and activated carbon containing ActiPure® media series address a variety of application needs including hydraulic filters, air-water and air-oil coalescing, industrial fluid processes, diesel filtration, biopharmaceutical pre-filtration and clarification, diagnostic tests, and drinking water filtration.

The acquisition of DSM Solutech B.V. in December 2008 allows the Company to manufacture micro-porous films (trade names Solupor® and Solufill®) using proprietary technology. Lydall Solupor® specialty microporous membranes are utilized in various markets and applications including batteries, fuel cells and supercapacitors, air and liquid filtration, and transdermal drug delivery. Solupor® membranes are based on ultra-high molecular weight polyethylene and incorporate an uncommon combination of mechanical strength, chemical inertness, and high porosity in a unique open structure.

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

Other Products and Services

The components of OPS are Lydall’s vital fluids business and Affinity business, formerly called the active thermal business.

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

Lydall’s Affinity business designs and manufactures high precision, specialty engineered temperature-control equipment for demanding semiconductor, pharmaceutical, life sciences and industrial applications.

Net sales by Segment and for OPS, as well as reconciling items, to equal to consolidated net sales for the years ended December 31, 2008, 2007, and 2006 were as follows:

Consolidated Net Sales	For the Years Ended December 31,
In thousands	2008	2007	2006
Performance Materials:
Filtration	$70,549	$68,549	$62,612
Industrial Thermal Insulation	41,036	40,004	41,065
Performance Materials Segment net sales	$111,585	$108,553	$103,677
Thermal/Acoustical:
Automotive parts	$143,177	$160,440	$149,921
Automotive tooling	20,523	16,998	19,968
Thermal/Acoustical Segment net sales	$163,700	$177,438	$169,889
Other Products and Services:
Vital Fluids	$16,649	$14,721	$14,263
Affinity® temperature control equipment	15,104	21,902	20,185
Other Products and Services net sales	$31,753	$36,623	$34,448
Eliminations and Other	(1,322)	(1,697)	(1,893)
Consolidated Net Sales	$305,716	$320,917	$306,121

Operating income (loss) from continuing operations by Segment and for OPS and Corporate Office Expenses for the years ended December 31, 2008, 2007, and 2006 were as follows:

Operating (Loss) Income	For the Years Ended December 31,
In thousands	2008	2007	2006
Performance Materials Segment	$15,543	$15,468	$14,600
Thermal/Acoustical Segment	(6,101)	16,548	15,624
Other Products and Services	(6,388)	(699)	(1,869)
Corporate Office Expenses	(12,541)	(16,165)	(14,839)
Consolidated Operating (Loss) Income	$(9,487)	$15,152	$13,516

Operating income in 2008 for the Thermal/Acoustical Segment was impacted by a goodwill impairment charge of $12.2 million in the fourth quarter of 2008. Operating income for OPS in 2008 was impacted by impairment charges of $5.2 million in the fourth quarter of 2008.

Total assets by Segment and for OPS and the Corporate Office were as follows at December 31, 2008 and 2007:

Total Assets	December 31,
In thousands	2008	2007
Performance Materials Segment	$89,698	$65,687
Thermal/Acoustical Segment	112,580	136,612
Other Products and Services	18,386	38,719
Corporate Office	17,024	17,566
Consolidated Total Assets	$237,688	$258,584

Total capital expenditures and depreciation and amortization by Segment and for OPS and the Corporate Office for the years ended December 31, 2008, 2007 and 2006 were as follows:

	Capital Expenditures			Depreciation & Amortization
In thousands	2008	2007	2006	2008	2007	2006
Performance Materials Segment	$5,022	$3,988	$4,622	$4,462	$4,046	$4,050
Thermal/Acoustical Segment	5,542	9,104	5,340	9,277	8,213	7,612
Other Products and Services	1,383	925	435	905	1,088	1,080
Corporate Office	90	593	785	1,291	1,880	2,697
Consolidated Total	$12,037	$14,610	$11,182	$15,935	$15,227	$15,439

Net sales by geographic area for the years ended December 31, 2008, 2007 and 2006 and long-lived asset information by geographic area as of December 31, 2008 and 2007 are as follows:

	Net Sales			Long-Lived Assets
In thousands	2008	2007	2006	2008	2007
United States	$187,186	$215,255	$208,855	$77,387	$96,517
France	45,608	44,712	39,274	26,666	27,316
Germany	71,011	59,776	57,030	20,843	24,475
Other	1,911	1,174	962	13,802	298
Total	$305,716	$320,917	$306,121	$138,698	$148,606

Foreign sales are based on the country in which the sales originated (i.e., where the legal entity is domiciled).

The carrying amount of U.S. long-lived assets at December 31, 2008, as compared to 2007, was impacted by impairment charges of $17.4 million recorded in the fourth quarter of 2008 and the sale of Transport in the third quarter of 2008. The increase in Other long-lived assets in 2008 is associated with the Solutech acquisition in The Netherlands completed in the fourth quarter of 2008.

Lydall had two customers that individually comprised greater than 10% of consolidated net sales, Chrysler and Volkswagen. Sales to Chrysler in 2008 and 2007 were $32.4 million and $43.8 million, respectively and sales to Daimler Chrysler in 2006 were $55.9 million. Sales to Volkswagen in 2008 were $30.3 million. These sales were reported in the Thermal/Acoustical Segment. No other customer accounted for more than 10% of total sales in 2008, 2007 or 2006.

15. Income Taxes

The provision for income taxes from continuing operations consists of the following:

	For the years ended December 31,
In thousands	2008	2007	2006
Current:
Federal	$537	$2,309	$21
State	225	243	211
Foreign	918	1,149	1,214
Total current	1,680	3,701	1,446
Deferred:
Federal	(5,176)	(1,531)	(852)
State	(363)	187	(40)
Foreign	142	3,887	2,532
Total deferred	(5,397)	2,543	1,640
Provision for income taxes	$(3,717)	$6,244	$3,086

The following is a reconciliation of the difference between the actual provision for income taxes from continuing operations and the provision computed by applying the federal statutory tax rate on earnings:

	For the years ended December 31,
In thousands	2008	2007	2006
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, net of federal tax deduction	3.2	1.2	1.5
Exempt export and foreign income	—	—	(1.9)
Impact of recognition of foreign deferred tax assets	3.8	2.1	(2.5)
German tax rate change	—	3.4	—
Reserve for tax contingencies	(0.3)	0.6	(7.2)
Adjustments from tax provision to final returns	0.5	(0.6)	(1.9)
Valuation allowance for domestic net operating losses and credits	—	—	0.8
Other	(3.3)	1.5	2.5
Effective income tax rate	37.9%	42.2%	25.3%

The other line item above includes mainly non-deductible expenditures such as meals and entertainment and stock based compensation expense for incentive stock options and other non-taxable income and expense items such as changes in cash surrender value of officers’ life insurance.

Management has provided a valuation allowance at the end of 2008, 2007 and 2006 for certain state net operating loss carryforwards and tax credits. Additionally, there are other domestic state net operating loss carryforwards and state tax credits that management has determined may not be utilized before their expiration. These valuation allowances have been included as a component of 2008, 2007 and 2006 tax expense.

The following schedule presents net current and net long-term deferred tax assets and liabilities by tax jurisdiction as of December 31, 2008 and 2007:

	2008		2007
	Deferred Tax Assets		Deferred Tax Assets
In thousands	Current	Long-term	Current	Long-term
Federal	$728	$—	$708	$—
State	334	—	290	—
Foreign	863	4,999	1,348	4,854
Totals	$1,925	$4,999	$2,346	$4,854

	2008		2007
	Deferred Tax Liabilities		Deferred Tax Liabilities
In thousands	Current	Long-term	Current	Long-term
Federal	$—	$4,864	$—	$15,053
State	—	559	—	1,301
Foreign	1,946	1,909	2,062	—
Totals	$1,946	$7,332	$2,062	$16,354

The net deferred tax liabilities consist of the following as of December 31, 2008 and 2007:

	December 31,
In thousands	2008	2007
Deferred tax assets:
Accounts receivable	$237	$123
Inventories	325	549
Net operating loss carryforwards	5,369	6,189
Other accrued liabilities	983	1,111
Pension	6,001	1,214
Tax credits	1,323	1,640
Other, net	86	241
Total deferred tax assets	$14,324	$11,067
Deferred tax liabilities:
Domestic liability of foreign assets	$3,030	$4,516
Intangible assets	3,351	7,001
Property, plant and equipment	8,760	9,018
Total deferred tax liabilities	15,141	20,535
Valuation allowance	1,537	1,748
Net deferred tax liabilities	$2,354	$11,216

For the years ended December 31, 2008, 2007 and 2006, (loss) income from continuing operations before income taxes was derived from the following sources:

	For the years ended December 31,
In thousands	2008	2007	2006
United States	$(13,907)	$6,812	$3,179
Foreign	4,102	7,990	9,001
Total (loss) income from continuing operations before income taxes	$(9,805)	$14,802	$12,180

At December 31, 2008, the Company has approximately $17.5 million of foreign net operating loss carryforwards and approximately $12.0 million of state net operating loss carryforwards. The state net operating loss carryforwards expire between 2013 and 2028. The majority of the foreign net operating loss carryforwards have no expiration. The Company has provided a valuation reserve against $5.0 million of state net operating loss carryforwards.

In addition, the Company has $0.1 million and $1.2 million of federal and state tax credit carryforwards, respectively. The Company provided a valuation reserve against $1.2 million of state income tax credits.

United States income taxes have not been provided on undistributed earnings of international subsidiaries. It is not practicable to estimate the amount of tax that might be payable. The Company’s intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. Accordingly, the Company believes that any U.S. tax on repatriated earnings would be substantially offset by U.S. foreign tax credits.

The Company and its subsidiaries file income tax returns in the U.S., various states and foreign jurisdictions. The Company is open to examination by the Internal Revenue Service (IRS) for calendar years 2005 through the present. Additionally, any net operating losses that were generated in prior years and utilized in these years may also be subject to examination by the IRS. The Company is currently under examination by the IRS for the year 2006, as well as at certain foreign jurisdictions for tax years 2004 to 2006. The Company may be subject to examination in various state and foreign jurisdictions for 2004 through the present.

The Company adopted the provisions of the Financial Accounting Standards Board (FASB) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes,” (FIN 48) on January 1, 2007. As a result of the adoption of FIN 48, the Company recognized a $0.3 million increase in the liability for unrecognized tax benefits, which was accounted for as a reduction to the January 1, 2007 balance of retained earnings. As of December 31, 2008 the gross amount of unrecognized tax benefits was $1.7 million. The total amount of tax benefits that, if recognized, would affect the effective tax rate was $1.1 million.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

In thousands	2008	2007
Unrecognized tax benefits at beginning of year	$1,716	$1,631
Increases relating to current period	91	265
Decreases due to lapse of statute of limitations	(85)	(180)
Unrecognized tax benefits at end of year	$1,722	$1,716

The above tabular roll forward is presented on a gross basis. The Company has deferred tax assets for state net operating losses currently offset by full valuation allowances that would reduce the gross unrecognized tax benefits balance of $1.7 million at December 31, 2008 by $0.6 million if these state net operating losses were recognized. Any recognition of these deferred state tax assets would have no effect on the effective tax rate of the Company.

The Company recognizes the interest accrued and the penalties related to unrecognized tax benefits as a component of tax expense. The total amount of accrued interest and penalties as of December 31, 2008 was $0.1 million.

16. Commitments and Contingencies

Leases

The Company has operating leases that resulted in an expense of $3.0 million in 2008, $2.8 million in 2007 and $3.1 million in 2006. These contracts include building, office equipment, vehicle and machinery leases that require payment of property taxes, insurance, repairs and other operating costs.

The Company has a capital lease agreement for a high speed manufacturing line at its German operation. The lease has monthly principal and interest payments until 2012. In addition, the Company has a capital lease agreement for the land and building at the St. Nazaire, France operating facility requiring monthly principal and interest payments until 2016 (See Note 7).

Approximate future minimum lease payments under noncancelable leases are:

	Payments due by Period
In thousands	Operating Lease Payments	Capital Lease Payments	Total
2009	$2,933	$1,494	$4,427
2010	2,251	1,494	3,745
2011	725	1,494	2,219
2012	407	982	1,389
2013	277	811	1,088
Thereafter	239	1,783	2,022
Total	6,832	8,058	14,890
Interest on capital leases	—	(1,015)	(1,015)
Total	$6,832	$7,043	$13,875

Commitments and Contingencies

The Company is, from time to time, subject to governmental audits, proceedings and various litigation relating to matters incidental to its business, including product liability and environmental claims. While the outcome of current matters cannot be predicted with certainty, management, after reviewing such matters and consulting with the Company’s internal and external counsel and considering any applicable insurance or indemnification, does not expect any liability that may ultimately be incurred will materially affect the consolidated financial position, results of operations or cash flows of the Company.

On February 22, 2008, a former employee filed a lawsuit in Delaware Chancery Court seeking further indemnification and advancement from the Company in the amount of $0.9 million. The amount sought was for income taxes that he was expecting to incur as a result of payments made by the Company in 2007, related to prior litigation discussed in previous filings with the Securities and Exchange Commission. Management concluded that it was probable that a loss was incurred by the Company as of December 31, 2007. The Company recorded expense of approximately $0.9 million in the quarter ended December 31, 2007 related to this matter. On April 11, 2008, the Company entered into a settlement agreement with the former employee and paid $1.0 million, of which $0.9 million was expensed in prior periods, in settlement of this indemnification matter.

As of December 31, 2008, the Company’s North American automotive operation had unconditional purchase obligations to acquire aluminum of approximately $4.2 million, $9.4 million and $9.5 million in 2009, 2010 and 2011, respectively.

17. Comprehensive Income (Loss)

The following table discloses the balance by classification within accumulated other comprehensive income (loss):

In thousands	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Instruments	Pension Liability Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2006	$(1,666)	$—	$(7,743)	$(9,409)
Change year-to-date	5,617	(36)	1,204	6,785
Adjustment to initially apply SFAS No. 158	—	—	(147)	(147)
Balance at December 31, 2006	3,951	(36)	(6,686)	(2,771)
Change year-to-date	5,811	(31)	1,243	7,023
Balance at December 31, 2007	9,762	(67)	(5,443)	4,252
Change year-to-date	(2,174)	98	(9,096)	(11,172)
Balance at December 31, 2008	$7,588	$31	$(14,539)	$(6,920)

18. Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial results for 2008 and 2007. In management’s opinion, all material adjustments necessary to present fairly the information for such quarters have been reflected.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
In thousands except per share data	2008	2007	2008	2007	2008	2007	2008	2007
Net sales	$89,895	$78,813	$83,958	$83,291	$71,110	$77,276	$60,753	$81,537
Gross margin	20,845	16,798	19,174	19,415	14,876	16,633	7,985	19,587
Income (loss) from continuing operations	3,204	1,102	2,772	3,380	1,730	1,711	(13,794)	2,365
(Loss) income from discontinued operations	(9)	174	126	141	935	179	—	55
Net income (loss)	$3,195	$1,276	$2,898	$3,521	$2,665	$1,890	$(13,794)	$2,420
Basic earnings (loss) per share:
Continuing operations	$.20	$.07	$.17	$.21	$.10	$.10	$(.84)	$.14
Discontinued operations	$—	$.01	$.01	$.01	$.06	$.01	$—	$—
Net income (loss)	$.19	$.08	$.18	$.22	$.16	$.12	$(.84)	$.15
Diluted earnings (loss) per share:
Continuing operations	$.20	$.07	$.17	$.20	$.10	$.10	$(.84)	$.14
Discontinued operations	$—	$.01	$.01	$.01	$.06	$.01	$—	$—
Net income (loss)	$.19	$.08	$.17	$.21	$.16	$.11	$(.84)	$.15

During the fourth quarter of 2008, the Company recorded impairment charges related to goodwill and long-lived assets of $17.4 million, or $.66 per diluted share (See Note 2), and restructuring related charges associated with the NA Auto consolidation of $1.6 million, or $.06 per diluted share (See Note 8).

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

19. Recently Issued Accounting Standards

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements. FAS 157 defines fair value based upon an exit price model. A fair value measurement assumes that the transaction to sell an asset or transfer a liability occurs in the principal market for the asset or liability, or, in the absence of a principal market, the most advantageous market for the asset or liability. This Statement was effective for the Company beginning on January 1, 2008, except that FSP 157-2 delayed the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company adopted FAS 157 on January 1, 2008 (See Note 6), with the exception of the application of the Statement to non-recurring nonfinancial assets and liabilities measured at fair value which include: (i) goodwill impairment testing, (ii) initial measurement of the fair value of asset retirement obligations and (iii) measurement of impairment of long-lived assets. The implementation of FAS 157 did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows during 2008, and is not expected to have a material effect on the Company upon full adoption in future periods.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Liabilities, including an amendment of FASB Statement No. 115”, (FAS 159). This Statement permits entities to choose to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. The Company adopted FAS 159 on January 1, 2008 and elected not to measure any additional financial instruments and other items at fair value. The adoption did not have a material effect on the Company’s consolidated financial position, results of operations or cash flows during 2008.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (FAS 141R). FAS 141R amends FAS 141 and provides revised guidance requiring the acquirer to recognize and measure, at fair value on the acquisition date, identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. Transaction and restructuring costs generally will be expensed as incurred. The Statement also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. FAS 141R is effective for fiscal years beginning on or after December 15, 2008 and will be applied prospectively, therefore will not impact the Company’s consolidated financial statements upon adoption.

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162). This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements. FAS 162 became effective in November 2008. The adoption of FAS 162 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Schedule II

LYDALL, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2008, 2007 AND 2006

In thousands	Balance at January 1,	Charges to Costs and Expenses	Charges (Deductions) to Other Accounts		Deductions	Balance at December 31,
2008
Allowance for doubtful receivables	$1,052	$471	$(21)[2]		$(227)[1]	$1,275
Allowance for note receivable	480	—	—		—	480	[5]
Inventory valuation reserves	2,020	1,390	(22)[2]		(934)[3]	2,454
Reserve for future tax benefits	1,748	148	—		(359)[4]	1,537
2007
Allowance for doubtful receivables	$1,219	$258	$27	[2]	$(452)[1]	$1,052
Allowance for note receivable	480	—	—		—	480	[5]
Inventory valuation reserves	1,860	1,329	29	[2]	(1,198)[3]	2,020
Reserve for future tax benefits	1,790	—	—		(42)[4]	1,748
2006
Allowance for doubtful receivables	$925	$548	$35	[2]	$(289)[1]	$1,219
Allowance for note receivable	480	—	—		—	480	[5]
Inventory valuation reserves	3,156	1,361	45	[2]	(2,702)[3]	1,860
Reserve for future tax benefits	1,578	363	—		(151)[4]	1,790
[1]	Uncollected receivables written off and recoveries.
[2]	Foreign currency translation and other adjustments.
[3]	Write-off of obsolete inventory and adjustments to valuation reserves.
[4]	Reduction to income tax expense.
[5]

A reserve for $0.5 million was recorded during 2004 for the remaining balance of the note receivable associated with the sale of certain assets of the fiberboard operation in 2001, which was included within “Prepaid expenses and other current assets, net” on the Consolidated Balance Sheets as of December 31, 2008 and 2007.