Form 10-Q
period 2009-03-31
LYDALL INC /DE/
filed 2009-04-30
CIK 60977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes   ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☐        Accelerated filer  ☒        Non-accelerated filer  ☐        Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $.10 par value per share.
Total Shares outstanding April 17, 2009	16,801,151

LYDALL, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Quarter Ended March 31,
	2009	2008
	(Unaudited)
Net sales	$54,333	$89,895
Cost of sales	48,340	69,050

Gross margin	5,993	20,845
Selling, product development and administrative expenses	13,082	15,772

Operating (loss) income from continuing operations	(7,089)	5,073
Interest expense	134	115
Other income, net	(127)	(128)

(Loss) Income from continuing operations before income taxes	(7,096)	5,086
Income tax (benefit) expense	(2,576)	1,882

(Loss) Income from continuing operations	(4,520)	3,204
Loss from discontinued operations, net of tax	—	(9)

Net (loss) income	$(4,520)	$3,195

Basic (loss) earnings per share:
Continuing operations	$(.27)	$.20
Discontinued operations	$—	$—
Net (loss) income	$(.27)	$.19
Diluted (loss) earnings per share:
Continuing operations	$(.27)	$.20
Discontinued operations	$—	$—
Net (loss) income	$(.27)	$.19
Weighted average number of common shares outstanding:
Basic	16,544	16,403
Diluted	16,544	16,416

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7,534	$13,660
Accounts receivable, net	33,093	34,297
Inventories, net	42,849	40,772
Restricted cash	2,402	—
Prepaid expenses and other current assets, net	9,524	7,170

Total current assets	95,402	95,899
Property, plant and equipment, at cost	237,746	240,471
Accumulated depreciation	(140,135)	(138,582)

Net, property, plant and equipment	97,611	101,889
Restricted cash	—	2,400
Goodwill and other intangible assets	26,330	27,099
Other assets, net	10,978	10,401

Total assets	$230,321	$237,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,401	$1,455
Accounts payable	23,152	20,507
Accrued payroll and other compensation	7,180	7,566
Other accrued liabilities	7,118	7,712

Total current liabilities	38,851	37,240
Long-term debt	5,937	6,699
Deferred tax liabilities	7,410	7,398
Pension and other long-term liabilities	20,056	20,206
Stockholders’ equity:
Preferred stock	—	—
Common stock	2,325	2,317
Capital in excess of par value	52,294	52,071
Retained earnings	179,140	183,660
Accumulated other comprehensive loss	(10,709)	(6,920)
Treasury stock, at cost	(64,983)	(64,983)

Total stockholders’ equity	158,067	166,145

Total liabilities and stockholders’ equity	$230,321	$237,688

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Quarter Ended March 31,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(4,520)	$3,195
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	4,157	3,963
Deferred income taxes	(2,643)	965
Stock based compensation	231	227
Changes in operating assets and liabilities:
Accounts receivable	182	(3,289)
Inventories	(2,600)	1,125
Accounts payable	3,021	(136)
Accrued payroll and other compensation	(186)	702
Other, net	(1,382)	1,404

Net cash (used for) provided by operating activities	(3,740)	8,156

Cash flows from investing activities:
Capital expenditures	(1,830)	(2,725)

Net cash used for investing activities	(1,830)	(2,725)

Cash flows from financing activities:
Debt repayments	(413)	(338)
Common stock issued	—	103

Net cash used for financing activities	(413)	(235)

Effect of exchange rate changes on cash	(143)	762

(Decrease) increase in cash and cash equivalents	(6,126)	5,958
Cash and cash equivalents at beginning of period	13,660	15,716

Cash and cash equivalents at end of period	$7,534	$21,674

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statement Presentation

Lydall designs and manufactures specialty engineered filtration media, industrial thermal insulating solutions, automotive thermal and acoustical barriers, temperature-control equipment, medical filtration media and devices and biopharmaceutical processing components for demanding filtration/separation, thermal/acoustical and biopharmaceutical applications.

The accompanying condensed consolidated financial statements include the accounts of Lydall, Inc. and its subsidiaries (collectively, the “Company” or the “Registrant”). All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated financial statements have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s annual financial statements for the year ended December 31, 2008. The year-end condensed consolidated balance sheet was derived from the December 31, 2008 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Management believes that all adjustments, which include only normal recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods reported, have been included. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2. Risks and Uncertainties

For the quarter ended March 31, 2009, approximately 49% of the Company’s consolidated net sales were to the automotive market, which is included in the Thermal/Acoustical segment. The Company’s North American automotive (NA Auto) and European Automotive (Euro Auto) businesses continued to be significantly impacted by global economic conditions resulting in less consumer demand for automobiles. In the first quarter of 2009, lower automobile production in the U.S. and Europe caused net sales for the Thermal/Acoustical segment to be lower by approximately 48%, as compared to the same period of 2008.

A large amount of the Company’s automotive parts business is to U.S. automakers that are reporting financial losses, disclosing concerns about near-term liquidity, closing facilities and announcing other restructuring actions. The possibility of a bankruptcy filing by a U.S. automaker, specifically, Chrysler and General Motors continues to be a risk for the Company in 2009. As of April 29, 2009, the Company had accounts receivable of $2.3 million and $0.5 million from Chrysler and General Motors, respectively. In response to this risk being faced by suppliers to the U.S. automakers, the U.S. Department of Treasury recently announced the Auto Supplier Support Program (the “Program”). The intent of the Program is to provide suppliers to the U.S. automotive industry with access to government-supported protection for qualified accounts receivable that are owed to such suppliers in respect of products sold to participating U.S. automotive companies, ensuring that such qualified accounts receivable will be paid even in the event of a subsequent bankruptcy. Participating suppliers sell their qualified accounts receivable into the Program at a discount of two to three percent. Suppliers that agree to maintain qualifying commercial terms will have the opportunity to request this government-supported protection relating to sales made after being accepted into the Program. The U.S. Treasury Department has made available up to $5 billion in financing for the Program. Any domestic auto company is eligible to participate in the Program, and General Motors and Chrysler have already agreed to do so. Each participating automotive company will decide which suppliers and which accounts receivable will be accepted into the Program and receive the protections thereby afforded. General Motors and Chrysler invited the Company to participate in the Program, and the Company has completed the necessary documentation to request participation in the Program.

3. Inventories

Inventories as of March 31, 2009 and December 31, 2008 were as follows:

In thousands	March 31, 2009	December 31, 2008
Raw materials	$18,065	$17,537
Work in process	11,129	11,080
Finished goods	14,525	13,032

	43,719	41,649
Less: Progress billings	(870)	(877)

Total inventories	$42,849	$40,772

Progress billings relate to tooling inventory, which is included in work in process inventory in the above table. Total tooling inventories, net of progress billings, were $4.8 million and $3.9 million at March 31, 2009 and December 31, 2008, respectively.

4. Long-term Debt and Financing Arrangements

On March 11, 2009, the Company and the Company’s domestic subsidiaries, as co-borrowers or guarantors, entered into a $35 million senior secured domestic revolving credit facility (domestic credit facility) with a financial institution, which replaced the Company’s prior domestic revolving credit facility that expired on February 1, 2009. Availability under the domestic credit facility is subject to a borrowing base comprised of certain percentages of eligible domestic accounts receivable, eligible domestic inventories and eligible domestic fixed assets, and reduced by applicable reserves. The Company had no borrowings outstanding under the domestic credit facility at March 31, 2009, or any outstanding borrowings under its previous domestic credit facility at December 31, 2008.

The domestic credit facility is secured by a perfected first priority lien and security interest in most of the present and future assets of the Company and its domestic subsidiaries, as well as 100% of all of the issued and outstanding shares of capital stock of the Company’s domestic subsidiaries and 65% of certain of the Company’s foreign subsidiaries’ issued and outstanding capital stock. The maturity date for the domestic credit facility is March 11, 2012.

Interest is charged on borrowings at the Company’s option of either: (i) Prime Rate plus the Applicable Margin or (ii) the Eurodollar Rate plus the Applicable Margin. The Prime Rate is a fluctuating rate equal to the higher of the financial institution’s prime rate or the federal funds rate plus .50%. The Eurodollar Rate is a fluctuating LIBOR rate offered for deposits in U.S. dollars. The Applicable Margin added to the Prime Rate ranges from 1.25% to 1.75% and the Applicable Margin added to the Eurodollar Rate ranges from 4.25% to 4.75% depending on the type of collateral that supports the outstanding borrowings. The Company also pays .50% per annum on the average daily unused portion of the domestic credit facility and 4.25% per annum on the daily outstanding balance of letters of credit.

When the Company’s borrowings exceed $5.0 million or excess availability under the domestic credit facility is less than $12.5 million, the Company is subject to certain financial covenants as set forth in the terms and conditions of the domestic credit facility (Agreement). During the period March 1, 2009 through July 31, 2009, if the Company’s borrowings exceed $5 million, or excess availability is less than $12.5 million, then the Company is subject to a minimum cash flow requirement, as defined in the Agreement, determined on a cumulative monthly basis. Such minimums range from ($3.0) million to ($8.0) million. Effective in August 2009, if the Company’s borrowings on the domestic credit facility exceed $5.0 million, or excess availability is less than $12.5 million, the Company will be required to meet a minimum fixed charge coverage ratio, as defined in the Agreement. The fixed charge coverage ratio requires that at the end of any month the Company will not permit the ratio of consolidated EBITDA to fixed charges to be less than 1 to 1.

The Company’s ability to pay a cash dividend on its common stock or acquire its common stock is restricted under the domestic credit facility, subject to certain stated exceptions.

5. Restructuring and Related Costs

In September 2008, the Company announced that it would be closing its St. Johnsbury, Vermont manufacturing facility and consolidating its North American automotive parts production into its Hamptonville, North Carolina operation. This consolidation is expected to reduce operating costs significantly, increase efficiency and enhance the Company’s competitive position while maintaining essentially the same level of manufacturing capacity. The Company commenced the transfer of equipment and production in the first quarter of 2009 and expects to substantially complete the consolidation during the second quarter of 2009. Beginning in the latter part of 2009, the Company expects to start to benefit from reduced fixed overhead and selling, product development and administrative expenses as a result of the consolidation. On an annualized basis, the Company expects to save approximately $3.5 million to $4.0 million in costs as a result of this consolidation with approximately 90% of the savings impacting gross margins and the remainder reducing selling, product development and administrative expenses. Actual results could differ from these estimates.

During the first quarter of 2009, the Company recorded pre-tax restructuring charges of $2.1 million, all of which were included in the Thermal/Acoustical segment. These charges included $2.0 million in cost of sales and $0.1 million in selling, product development and administrative expenses. These restructuring activity costs primarily include severance related costs, acceleration of depreciation expense on fixed assets that are not expected to be transferred to the Hamptonville, NC facility, and facility exit, moving and set-up costs of equipment transferred from St. Johnsbury, VT to Hamptonville, NC.

Estimated pre-tax costs for the restructuring program by type are as follows:

In thousands	Severance and Related Costs	Accelerated Depreciation	Facility Exit, Move and Set-up Costs	Total
Previously reported estimated total costs	$1,970	$1,140	$4,290	$7,400
Costs incurred during quarter ended December 31, 2008	(708)	(515)	(344)	(1,567)
Costs incurred during quarter ended March 31, 2009	(525)	(312)	(1,295)	(2,132)
Adjustments to estimated costs (1)	(298)	—	(103)	(401)

Estimated remaining costs at March 31, 2009	$439	$313	$2,548	$3,300

(1)	The adjustments to the estimated costs were primarily due to the Company accelerating the consolidation resulting in less severance and related costs to be incurred by the Company over the consolidation period.

Accrued severance and related restructuring costs were as follows at March 31, 2009:

In thousands	Total
Balance as of December 31, 2008	$687
Pre-tax severance and related charges	525
Cash paid	(439)

Balance as of March 31, 2009	$773

Total cash outflows for the restructuring program were $1.1 million in the first quarter of 2009 and are expected to be approximately $4.0 million over the remainder of 2009, with approximately 95% occurring during the second and third quarters of 2009.

6. Acquisitions

On December 1, 2008, the Company acquired DSM Solutech B.V., a manufacturer of micro-porous films based in Heerlen, The Netherlands. This acquisition was accounted for using the purchase method set forth in accordance with SFAS No. 141, “Business Combinations,” whereby the purchase consideration was allocated to the estimated fair values of the assets acquired and liabilities assumed at the effective date of the purchase. The Company made a preliminary allocation of the purchase price in the fourth quarter of 2008. This preliminary allocation was subsequently revised during the first quarter of 2009, resulting in an increase in the value of inventory by $0.2 million, a decrease in current accrued liabilities by $0.2 million and a decrease in goodwill of $0.4 million.

7. Equity Compensation Plans

The Company has stock-based compensation plans under which incentive and non-qualified stock options and time or performance based restricted shares may be granted to employees and outside directors from authorized but unissued shares of common stock or treasury shares. The Company recognizes expense on a straight-line basis over the vesting period of the entire award. Options issued by the Company under its stock option plans have a term of ten years and generally vest ratably over a period of four years. Restricted stock grants are expensed over the vesting period of the award, which is typically four years. Stock-based compensation expense includes the estimated effects of forfeitures. Stock options issued under the current plan must have an exercise price that may not be less than the fair market value of the Company’s common stock on the date of grant. The Company incurred compensation expense of $0.2 million for each of the quarters ended March 31, 2009 and March 31, 2008, for all stock-based compensation plans.

The Company’s stockholders approved the amendment and restatement of the Lydall 2003 Stock Incentive Compensation Plan (Plan) at the Company’s Annual Meeting of Stockholders held on April 24, 2009. The amendment and restatement increased the total authorized shares by an additional 1.0 million shares, for a total of 2.5 million authorized shares under the Plan.

Stock Options

The following table is a summary of option activity of the Company’s plans during the quarter ended March 31, 2009:

In thousands except per share amounts	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	832	$9.72
Granted	—	$—
Exercised	—	$—
Forfeited/Cancelled	(80)	$9.67

Outstanding at March 31, 2009	752	$9.73	5.9	$—

Options exercisable at March 31, 2009	482	$10.14	4.4	$—

There were no options granted during the quarters ended March 31, 2009 and 2008. There were no options exercised during the quarter ended March 31, 2009. The total intrinsic value of options exercised during the quarter ended March 31, 2008 was minimal and the amount of cash received from the exercise of stock options was $0.1 million. At March 31, 2009, the total unrecognized compensation cost related to nonvested stock option awards was approximately $0.8 million, with a weighted average expected amortization period of 2.5 years.

Restricted Stock

At March 31, 2009, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $1.3 million, with a weighted average expected amortization period of 2.8 years. During the quarter ended March 31, 2009, the Compensation Committee (Committee) of the Board of Directors granted 71,000 performance shares of restricted stock to certain executive officers that are subject to restrictions and vest based upon the achievement of performance objectives approved by the Committee. The following is a summary of the status of the Company’s non-vested restricted shares as of March 31, 2009:

In thousands except per share amounts	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at December 31, 2008	191	$7.93
Granted	71	$5.25
Vested	—	$—
Forfeited	(4)	$7.00

Nonvested at March 31, 2009	258	$7.21

8. Employer Sponsored Benefit Plans

As of March 31, 2009, the Company maintains three defined benefit pension plans (pension plans) that cover the majority of domestic Lydall employees. The pension plans are noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. Lydall closed its non-union pension plans to new employees hired after December 31, 2005 and, effective June 30, 2006, benefits under these pension plans stopped accruing for all eligible employees not covered under a collective bargaining agreement.

The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes. The Company expects to contribute approximately $0.5 million in cash to its defined benefit pension plans in 2009. Contributions of $0.2 million were made during the first quarter of 2009 and there were no contributions made during the first quarter of 2008.

The following is a summary of the components of net periodic benefit cost (income) for the quarters ended March 31, 2009 and 2008:

	Quarter Ended March 31,
In thousands	2009	2008
Components of net periodic benefit cost:
Service cost	$24	$23
Interest cost	651	641
Expected return on assets	(511)	(787)
Amortization of actuarial loss and prior service cost	181	46

Net periodic benefit cost (income)	$345	$(77)

On March 17, 2009, in response to the continued global economic decline impacting the markets that the Company serves, Lydall announced the suspension of the Company’s matching contribution to its sponsored 401(k) plan, beginning with the first payroll of May 2009, for all non-union domestic employees.

9. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities, including such jurisdictions as the United States, France and Germany. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2004. As of March 31, 2009, the net amount of unrecognized tax benefits was $1.1 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.1 million. There have been no significant changes to these amounts during the quarter ended March 31, 2009.

10. Comprehensive Income

Comprehensive (loss) income for the periods ended March 31, 2009 and 2008 was as follows:

	Quarter Ended March 31,
In thousands	2009	2008
Net (loss) income	$(4,520)	$3,195
Changes in accumulated other comprehensive (loss) income:
Foreign currency translation adjustments	(3,840)	5,290
Pension liability adjustment, net of tax	74	29
Unrealized loss on derivative instruments, net of tax	(23)	(52)

Total comprehensive (loss) income	$(8,309)	$8,462

11. Fair Value Measurements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (FAS 157). This Statement defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. This Statement was effective for the Company beginning on January 1, 2008, except that FSP 157-2 delayed the effective date of FAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008.

The Company adopted FAS 157 on January 1, 2008, with the exception of the application of the Statement to non-recurring nonfinancial assets and liabilities measured at fair value. The Company adopted the application of the Statement for non-recurring nonfinancial assets and liabilities measured at fair value on January 1, 2009, however, there were no non-financial assets or liabilities requiring initial measurement or subsequent remeasurement during the first quarter of 2009. Therefore, the implementation of FAS 157 for non-recurring nonfinancial assets and liabilities had no effect on the Company’s consolidated financial position, results of operations or cash flows during the quarter ended March 31, 2009.

The following table provides a summary of assets carried at fair value as of March 31, 2009:

		Fair Value measurements at March 31, 2009 using
In thousands	Total Carrying Value at March 31, 2009	Quoted prices In active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Forward exchange contracts	$203	$—	$203	$—

The following table provides the assets carried at fair value measured on a recurring basis as of December 31, 2008:

		Fair Value measurements at December 31, 2008 using
In thousands	Total Carrying Value at December 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Forward exchange contracts	$453	$—	$453	$—

Derivative valuations are based on observable inputs to a valuation model including interest rates and foreign currency exchange rates and are classified within Level 2 of the valuation hierarchy.

12. Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (FAS 161). FAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The Statement was adopted as of January 1, 2009. The adoption of FAS 161 had no effect on the Company’s consolidated financial position, results of operations or cash flows.

In general, the types of risks being hedged by the Company are related to the variability of future cash flows caused by changes in foreign currency exchange rates and forward foreign exchange contracts to manage exposure to certain inter-company loans with the Company’s foreign affiliates. Occasionally, the Company will also hedge the variability of future cash flows related to expected purchases of inventory and property, plant and equipment in a non-functional currency. All such contracts limit exposure to both favorable and unfavorable currency fluctuations. The Company does not engage in derivative instruments for speculative purposes.

For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in current earnings. The Company includes the gain or loss on the derivative in the same line item as the offsetting gain or loss on the related hedged item.

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the hedge transaction affects earnings. Gain or loss from derivatives designated as cash flow hedging instruments during the quarter ended March 31, 2009 was immaterial.

All derivatives are recognized at fair value in the balance sheet and recorded in either current or noncurrent other assets or other accrued liabilities or other long-term liabilities depending upon maturity and commitment. The amounts noted in the tables below for other income, net do not include any adjustments for the impact of deferred income taxes.

The fair value of derivative instruments at March 31, 2009 is summarized in the following table:

	Asset Derivatives		Liability Derivatives
In thousands	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Foreign exchange contracts	Other non-current assets	$203	Other liabilities	$—

Total Derivatives		$203		$—

The effect of derivative instruments on the consolidated statement of operations for fair value hedging instruments for the quarter ended March 31, 2009:

In thousands	Location of Gain (Loss) Recognized in Earnings	Gain (Loss) Recognized in Earnings
Foreign exchange contracts	Other income, net	$(213)

Total		$(213)

The effect of derivative instruments on the consolidated statement of operations for cash flow hedging instruments was immaterial for the quarter ended March 31, 2009.

13. Earnings Per Share

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

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	Quarter Ended March 31,
In thousands	2009	2008
Basic average common shares outstanding	16,544	16,403
Effect of dilutive options and restricted stock awards	—	13

Diluted average common shares outstanding	16,544	16,416

Options to purchase approximately 0.8 million shares and 0.1 million shares of common stock were excluded from the quarter ended computation of diluted earnings per share for March 31, 2009 and 2008, respectively. These options were excluded because the exercise price was greater than the average market price of the Company’s common stock.

14. Segment Information

The Company’s reportable segments are Performance Materials and Thermal/Acoustical. The Performance Materials segment reports results of the filtration businesses and the industrial thermal insulation business. The Thermal/Acoustical segment reports the results of the Company’s automotive businesses. All other businesses are aggregated in Other Products and Services (OPS). OPS is comprised of the Company’s vital fluids business and Affinity® temperature control equipment business.

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

Other Products and Services

The components of OPS are Lydall’s vital fluids business and Affinity® temperature control equipment business.

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

The table below presents net sales and operating income by segment for the quarters ended March 31, 2009 and 2008 and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

	Quarter Ended March 31,
In thousands	2009	2008
Performance Materials:
Filtration	$14,711	$18,963
Industrial Thermal Insulation	7,666	10,819

Performance Materials Segment net sales	$22,377	$29,782
Thermal/Acoustical:
Automotive parts	$23,358	$42,916
Automotive tooling	3,516	8,384

Thermal/Acoustical Segment net sales	$26,874	$51,300
Other Products and Services:
Vital Fluids	$3,083	$4,161
Affinity® temperature control equipment	2,311	5,016

Other Products and Services net sales	$5,394	$9,177
Eliminations and Other	(312)	(364)

Consolidated Net Sales	$54,333	$89,895

Operating income by segment was as follows:

	Quarter Ended March 31,
In thousands	2009	2008
Performance Materials	$1,256	$4,612
Thermal/Acoustical	(4,309)	4,666
Other Products and Services	(800)	(228)
Corporate Office Expenses	(3,236)	(3,977)

Consolidated Operating Income	$(7,089)	$5,073

Total assets by Segment and for OPS and the Corporate Office were as follows at March 31, 2009 and December 31, 2008:

Total Assets

In thousands	March 31, 2009	December 31, 2008
Performance Materials Segment	$79,064	$83,357
Thermal/Acoustical Segment	115,205	118,921
Other Products and Services	18,241	18,386
Corporate Office	17,811	17,024

Consolidated Total Assets	$230,321	$237,688

15. Commitments and Contingencies

As of March 31, 2009, the Company’s global automotive operation had unconditional purchase obligations to acquire aluminum of approximately $7.8 million, $11.4 million and $10.7 million in 2009, 2010 and 2011, respectively.

16. Recently Issued Accounting Standards

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (FAS 141R). FAS 141R amends FAS 141 and provides revised guidance requiring the acquirer to recognize and measure, at fair value on the acquisition date, identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. Transaction and restructuring costs generally will be expensed as incurred. The Statement also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted FAS 141R on January 1, 2009 and the adoption did not impact the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (ARB) No. 51” (FAS 160). FAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The adoption of FAS 160 did not impact the Company’s consolidated financial position, results of operations or cash flows upon adoption on January 1, 2009.

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

Some of the factors that might cause such a difference include risks and uncertainties which are detailed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Note Concerning Factors That May Affect Future Results” and “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as well as in Note 2 of this Quarterly Report on Form 10-Q. Such risks include, among others: the current crisis in the global credit and financial markets that have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in the credit and financial markets and in economic conditions. These economic uncertainties affect businesses such as the Company’s in a number of ways, making it difficult to accurately forecast and plan our future business activities.

Also, the banking system and financial markets have experienced significant disruption in recent months, including bank failures and consolidations and diminished liquidity and credit availability. The Company has credit agreements with various financial institutions. If any of the financial institutions were unable to honor their funding commitments it could have a material adverse effect on the Company. In addition, as set forth in the Company’s domestic credit facility, the Company is subject to certain financial covenants. During the period March 1, 2009 through July 31, 2009, if the Company’s borrowings exceed $5 million, or excess availability under the domestic credit facility is less than $12.5 million, then the Company is subject to a minimum cash flow requirement, as set forth in the terms and conditions of the domestic credit facility (Agreement), determined on a cumulative monthly basis. Such minimums range from ($3.0) million to ($8.0) million. Currently, the Company believes it will not meet the minimum cash flow requirement during the period April 2009 to July 2009, and therefore, borrowings will be limited to $5.0 million. The Company believes that $5.0 million of availability under the domestic credit facility will be sufficient for Lydall during this period. However, if the Company’s borrowings exceed $5.0 million, then Lydall would be in default of the domestic credit facility and be subject to various remedies by the Lender as described in the Agreement.

Doing business in the North American and European automotive markets also includes risks, including among others: a continued reduction in consumer demand for automobiles; financial difficulties facing a number of automakers; including possible bankruptcies, and the potential impact thereof on labor unrest, supply chain disruptions, and the collectibility of any accounts receivable due to the Company from such automakers. Also, consolidation among automotive parts suppliers and customers, pricing for automotive products and dependence on large customers, could impact the Company’s ability to compete. The Company typically has significant amounts of accounts receivable from automakers outstanding at any point in time. The possibility of a bankruptcy filing by a U.S. automaker, specifically, Chrysler and General Motors continues to be a risk for the Company in 2009. As of April 29, 2009, the Company had accounts receivable of $2.3 million and $0.5 million from Chrysler and General Motors, respectively. In response to this risk being faced by suppliers to the U.S. automakers, the U.S. Department of Treasury recently announced the Auto Supplier Support Program (the “Program”). The intent of the Program is to provide suppliers to the U.S. automotive industry with access to government-supported protection for qualified accounts receivable that are owed to such suppliers in respect of products sold to participating U.S. automotive companies, ensuring that such qualified accounts receivable will be paid even in the event of a subsequent bankruptcy. Participating suppliers sell their qualified accounts receivable into the Program at a discount of two to three percent. Suppliers that agree to maintain qualifying commercial terms will have the opportunity to request this government-supported protection relating to sales made after being accepted into the Program. The U.S. Treasury Department has made available up to $5 billion in financing for the Program. Any domestic auto company is eligible to participate in the Program, and General Motors and Chrysler have already agreed to do so. General Motors and Chrysler invited the Company to participate in the Program, and the Company has completed the necessary documentation to request participation in the Program. Each participating automotive company will decide which suppliers and which accounts receivable will be accepted into the Program and receive the protections thereby afforded.

Other risk factors include: unforeseen changes in raw material pricing and supply, specifically, aluminum and other metals used in most of the Company’s heat-shield products and various fibers used in thermal/acoustical and performance materials products; increases in energy pricing; inherent risks at international operations; including fluctuations in foreign exchange rates; expansion into new geographic regions; the timing and performance of new-product introductions; realizing savings from Lean Six Sigma Initiatives; compliance with environmental laws and regulations; outcomes of legal contingencies or assertions by or against the Company relating to intellectual property rights; changes in tax laws and rates; strategic transactions, including restructurings; and other disruptions such as a natural disaster or terrorism can impact Lydall’s projected results.

Lydall does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company.

Overview and Outlook

Lydall designs and manufactures specialty engineered filtration media, industrial thermal insulating solutions, automotive thermal and acoustical barriers, temperature-control equipment, medical filtration media and devices and biopharmaceutical processing components for demanding thermal/acoustical, filtration/separation and biopharmaceutical applications.

Business Environment Overview

Lydall’s first quarter of 2009 financial results were impacted by the ongoing global economic crisis. In all markets that the Company’s businesses serve, Lydall experienced significant reductions in revenues in the first quarter of 2009, due to the economic recession. Specifically, Lydall has seen a decline in demand for the Company’s automotive parts as automotive production and production capacity continued to be reduced. According to CSM Worldwide, an automotive market forecasting service available to suppliers, in the first quarter of 2009, production of cars and light trucks in North America and Europe was estimated to be approximately 45% less than the comparable period of 2008. In the Company’s Performance Materials segment, demand for the Company’s filtration and industrial thermal insulation products was negatively impacted by customers adjusting downward their production schedules due to reduced demand for their products. Lydall expects this weak demand with respect to the automotive industry as well as with other markets in which the Company operates to persist in 2009, adversely affecting the Company’s revenues and profitability. Given the nature of the global economic crisis and its effects on the markets in which the Company operates, Lydall is unable to predict the likely duration and severity of the current economic crisis, or its impact on the Company’s financial results.

In light of the current economic conditions, the Company reduced the annual base salaries by 3% of all executive officers and most domestic salaried employees of the Company and its subsidiaries, effective as of March 16, 2009. In addition, the Company’s matching contributions to its sponsored 401(k) plan will be suspended, beginning with the first payroll of May 2009, for all non-union, domestic employees.

Operational Matters

Performance Materials Segment

During the first quarter of 2009, the Company’s filtration and industrial thermal insulation businesses were impacted by negative global economic conditions. Many of the Company’s filtration media customers adjusted downward their production schedules due to reduced demand for their products. In addition, the Company’s industrial thermal insulation business continued to be negatively impacted by the lower construction of new home and commercial buildings in the U.S., as well as lower demand for the Company’s industrial and energy products. As a result of these conditions, for the quarter ended March 31, 2009, net sales and operating income for the Performance Materials Segment were $22.4 million and $1.3 million, respectively, compared to net sales and operating income of $29.8 million and $4.6 million, respectively, in the first quarter of 2008. For the remainder of 2009, the Company expects overall demand for its filtration and industrial thermal insulation products to be negatively impacted by the continued global economic recession.

Thermal/Acoustical Segment

The Company’s Thermal/Acoustical Segment is comprised of Lydall’s global automotive parts business, and global automotive net sales represented approximately 49% of the Company’s net sales in the first quarter of 2009. The Company’s North American automotive (NA Auto) and European automotive (Euro Auto) businesses continued to be severely impacted by less demand for automobiles by consumers, which resulted in lower production of automobiles by automakers in the U.S. and Europe. According to CSM Worldwide, in the first quarter of 2009, production of cars and light trucks by North American OEMs was estimated to be lower by approximately 52% as compared to the same period of 2008. Production of cars and light trucks by European OEMs was estimated to be lower by approximately 42% as compared to the same period of 2008.

For the quarter ended March 31, 2009, net sales for the Thermal/Acoustical Segment were $26.9 million or approximately 44% lower than first quarter of 2008 after excluding the impact of foreign currency translation. The Thermal/Acoustical segment reported an operating loss of $4.3 million in the first quarter of 2009, as compared to operating income of $4.7 million in the quarter ended March 31, 2008. Restructuring charges, attributable to the consolidation of the NA Auto operations, were $2.1 million in the first quarter of 2009.

Looking forward in 2009, current global economic conditions, including consumer credit restrictions, will continue to negatively impact consumers’ demand for automobiles, and the Company’s automotive parts sales will be adversely impacted. According to CSM Worldwide, production of automobiles in North America and Europe in 2009 are expected to be approximately 28% lower than 2008 production and approximately 35% lower than 2007 production levels. As a result, the Company expects lower net sales from the Company’s global automotive businesses in 2009 as compared to 2008.

The Company’s focus in 2009 includes the completion of its previously announced plan to close its St. Johnsbury, Vermont facility and the consolidation of its North American automotive parts production into its Hamptonville, North Carolina operation. This consolidation is expected to reduce operating costs, increase efficiency, and enhance the Company’s competitive position, while maintaining essentially the same level of manufacturing capacity. The Company commenced the transfer of equipment in the first quarter of 2009 and expects to substantially complete the consolidation during the second quarter of 2009. The Company incurred restructuring related charges of $2.1 million in the first quarter of 2009, and expects to incur approximately $3.1 million in additional charges during 2009, with the majority of the remaining charges to be recorded by the end of the third quarter of 2009. Beginning in the latter part of 2009, the Company expects to start to benefit from reduced costs. On an annualized basis, the Company expects to save approximately $3.5 million to $4.0 million in costs as a result of this consolidation.

Other Products and Services

The Company’s vital fluids business, which serves the life science industry, reported net sales of $3.1 million and an operating loss of $0.4 million in the first quarter of 2009 as compared to $4.2 million of net sales and $0.3 million of operating income in the comparable period of 2008. While global economic conditions have negatively impacted the financial results of the vital fluids business in the first quarter of 2009, the Company is taking steps to increase its market share in the bioprocessing market. The Company expects to invest approximately $2.2 million in new capital equipment that is expected to be placed in service in the latter part of 2009.

Throughout 2008, the Company’s Affinity® temperature control equipment business (Affinity) was negatively impacted by depressed capital equipment spending in the semiconductor industry. These market conditions have continued to deteriorate in 2009. As a result, net sales were lower by 54% in the first quarter of 2009 as compared to the first quarter of 2008. Affinity reported net sales of $2.3 million and an operating loss of $0.4 million in the first quarter of 2009, compared to net sales of $5.0 million and an operating loss of $0.5 million in the quarter ended March 31, 2008. Actions taken during 2008 and in the first quarter of 2009 to adjust Affinity’s cost structure resulted in essentially flat operating results in the first quarter of 2009, as compared to the first quarter of 2008, even while net sales decreased by $2.7 million in the current quarter. The Company expects depressed capital equipment spending to continue to negatively impact the Company’s Affinity business during 2009.

Results of Continuing Operations

The following table presents selected statement of operations line items for the first quarter ended March 31, 2009 on a comparative basis with the first quarter of 2008 expressed as a relative percentage of consolidated net sales:

	Quarter Ended March 31,
In thousands	2009	2008
Net sales	100.0%	100.0%
Cost of sales	89.0%	76.8%
Gross margin	11.0%	23.2%
Selling, product development and administrative expenses	24.1%	17.5%
Operating (loss) income from continuing operations	(13.0)%	5.6%
Net (loss) income	(8.3)%	3.6%

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three month periods ended March 31, 2009 (Q1-09) and March 31, 2008 (Q1-08). In addition, all of the results of operations within this Item exclude the results of the Transport business, a discontinued operation.

Net Sales

	Quarter Ended		Percent Change
In thousands	Q1-09	Q1-08
Net sales	$54,333	$89,895	(39.6)%

Excluding the impact of foreign currency translation, net sales for the current quarter decreased by $32.4 million, or 36.1%, when compared to the first quarter of 2008. In the Thermal/Acoustical segment, net sales decreased by $22.3 million, or 43.5%, excluding the impact of foreign currency translation, as automotive parts net sales decreased by $17.8 million and tooling net sales declined by $4.5 million. Excluding the impact of foreign currency translation, Performance Materials segment net sales decreased by $6.4 million, or 21.3%, in the first quarter of 2009, as compared to the first quarter of 2008. Filtration and industrial thermal insulation product net sales each decreased by $3.2 million. Net sales of Other Products and Services (OPS) in the first quarter of 2009 decreased by $3.8 million, or 41.2%, as compared to the same quarter a year ago. The Affinity® temperature control equipment business posted decreased net sales of $2.7 million and net sales from the Company’s vital fluids business were lower by $1.1 million compared to the first quarter of 2008.

Gross Margin

	Quarter Ended		Percent Change
In thousands	Q1-09	Q1-08
Gross margin	$5,993	$20,845	(71.2)%
Percentage of sales	11.0%	23.2%

The decrease in gross margin percentage in the first quarter of 2009, as compared to the same period a year ago, was caused by lower gross margins across all of the Company’s operating businesses, which were negatively impacted by global economic conditions. Lower net sales resulted in higher per-unit manufacturing costs, as each unit absorbed a greater amount of fixed costs. The most significant reduction in gross margin percentage occurred in the Company’s automotive business, included in the Thermal/Acoustical segment, as a result of lower net sales of $22.3 million, when excluding the impact of foreign currency. Also, restructuring related charges of $2.0 million in the first quarter of 2009, associated with the consolidation of the Company’s St. Johnsbury, VT automotive parts plant into the Company’s Hamptonville, NC plant, negatively impacted gross margin percentage by approximately 380 basis points. The Company’s gross margin percentage in the first quarter of 2008 was positively impacted by approximately 110 basis points due to a short-term replacement part opportunity at the Company’s European automotive operation.

Selling, Product Development and Administrative Expenses

	Quarter Ended		Percent Change
In thousands	Q1-09	Q1-08
Selling, product development and administrative expenses	$13,082	$15,772	(17.1)%
Percentage of sales	24.1%	17.5%

Selling, product development and administrative expenses decreased by $2.7 million, in the current quarter as compared to the first quarter of 2008, primarily due to decreases in salaries and wages expense of $0.7 million, incentive compensation expense of $0.8 million, and sales commission expense of $0.5 million, as well as reductions in other discretionary spending. Lower salaries and wages expense was due to reductions in workforce that occurred during the last half of 2008 and into the first quarter of 2009. The total number of selling, product development and administrative employees for the Company has decreased by approximately 15% since March 31, 2008. Lower incentive compensation was due to the Company not recording any incentive compensation expense in the first quarter of 2009, because no bonuses were earned under the Company’s bonus program. Lower sales commission expenses were due to lower sales in the first quarter of 2009 as compared to the first quarter of 2008.

Interest Expense

	Quarter Ended		Percent Change
In thousands	Q1-09	Q1-08
Interest expense	$134	$115	16.5%
Weighted average interest rate	5.2%	5.2%

The increase in interest expense for the quarter ended March 31, 2009, as compared to the same quarter from 2008, was primarily due to increased interest expense related to the amortization of debt financing costs associated with the Company entering into a new credit facility in March, 2009.

Other Income/Expense

Other income and expense for the quarters ended March 31, 2009 and 2008 consisted of insignificant activity related to foreign exchange transaction gains and losses and investment income.

Income Taxes

The effective tax rate from continuing operations for the quarter ended March 31, 2009 was 36.3% compared with 37.0% for the first quarter of 2008. For 2009, the Company expects its effective tax rate to be approximately 36% to 38% from continuing operations.

As of March 31, 2009, the net amount of unrecognized tax benefits was $1.1 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.1 million. There have been no significant changes to these amounts during the quarter ended March 31, 2009.

Consolidation, Restructuring and Related Charges

In September 2008, the Company announced the closing of its St. Johnsbury, Vermont manufacturing facility and the consolidation of its North American automotive parts production into its Hamptonville, North Carolina operation. This consolidation is expected to reduce operating costs significantly, increase efficiency, and enhance the Company’s competitive position, while maintaining essentially the same level of manufacturing capacity. The Company commenced the transfer of equipment and production in the first quarter of 2009 and expects to substantially complete the consolidation during the second quarter of 2009. Beginning in the latter part of 2009, the Company expects to start to benefit from reduced fixed overhead and selling, product development and administrative expenses as a result of the consolidation. On an annualized basis, the Company expects to save approximately $3.5 million to $4.0 million in costs as a result of this consolidation with approximately 90% of the savings impacting gross margins and the remainder reducing selling, product development and administrative expenses. Actual results could differ from these estimates.

During the first quarter of 2009, the Company recorded pre-tax restructuring charges of $2.1 million, all of which were included in the Thermal/Acoustical segment. These charges included $2.0 million in cost of sales and $0.1 million in selling, product development and administrative expenses. These restructuring activity costs primarily include severance related costs, acceleration of depreciation expense on fixed assets that are not expected to be transferred to the Hamptonville, NC facility, and facility exit, moving and set-up costs of equipment transferred from St. Johnsbury, VT. to Hamptonville, NC.

The Company expects to record pre-tax charges of approximately $7.0 million, or approximately $.26 per diluted share, over the period of consolidation, including pre-tax charges of $3.7 million, or $.14 per diluted share, already incurred by the Company through March 31, 2009. The Company expects the majority of the remaining charges to be recorded by the end of the third quarter of 2009. Total cash outflows are expected to be approximately $5.9 million, with approximately $1.4 million already paid by the Company as of March 31, 2009, and approximately $4.0 million to be paid over the remainder of 2009, with approximately 95% occurring during the second and third quarters of 2009. Actual results could differ from these estimates. See Note 5 to the Condensed Consolidated Financial Statements for additional discussion of this restructuring.

Segment Results

The following table presents sales information for the key product and service groups included within each operating segment for the quarter ended March 31, 2009 compared with the quarter ended March 31, 2008:

In thousands	Quarter Ended March 31, 2009	Quarter Ended March 31, 2008	Dollar Change	Percentage Change
Performance Materials:
Filtration	$14,711	$18,963	$(4,252)	(22.4)%
Industrial Thermal Insulation	7,666	10,819	(3,153)	(29.1)%

Performance Materials Segment net sales	$22,377	$29,782	$(7,405)	(24.9)%
Thermal/Acoustical:
Automotive parts	$23,358	$42,916	$(19,558)	(45.6)%
Automotive tooling	3,516	8,384	(4,868)	(58.1)%

Thermal/Acoustical Segment net sales	$26,874	$51,300	$(24,426)	(47.6)%
Other Products and Services:
Vital Fluids	$3,083	$4,161	$(1,078)	(25.9)%
Affinity® temperature control equipment	2,311	5,016	(2,705)	(53.9)%

Other Products and Services net sales	$5,394	$9,177	$(3,783)	(41.2)%
Eliminations and Other	(312)	(364)	52	14.3%

Consolidated Net Sales	$54,333	$89,895	$(35,562)	(39.6)%

Operating income by segment was as follows:

	Quarter Ended March 31, 2009		Quarter Ended March 31, 2008
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change	Percentage Change
Performance Materials	$1,256	5.6%	$4,612	15.5%	$(3,356)	(72.8)%
Thermal/Acoustical	(4,309)	(16.0)%	4,666	9.1%	(8,975)	N/A
Other Products and Services	(800)	(14.8)%	(228)	(2.5)%	(572)	(250.9)%
Corporate Office Expenses	(3,236)	—	(3,977)	—	741	18.6%

Consolidated Operating Income	$(7,089)	(13.0)%	$5,073	5.6%	$(12,162)	(239.7)%

Performance Materials

Performance Materials segment net sales were $22.4 million in the current quarter compared with $29.8 million in the same period last year. Excluding the impact of foreign currency translation, segment net sales decreased by $6.4 million, or 21.3%, in the current quarter. Net sales of filtration products decreased by $3.2 million as many of the Company’s air filtration media customers adjusted downward their production schedules due to reduced demand for their products. Net sales of industrial thermal insulation products decreased by $3.2 million in the first quarter of 2009 as compared to the same period of 2008. This decrease was due to reductions in both energy and industrial products and building and appliance insulation products net sales. Throughout most of 2008, there was strong demand for the Company’s energy and industrial products. However, in the first quarter of 2009, net sales of energy and industrial products decreased by $1.6 million due to lower demand in the electrical and cryogenic markets. Net sales of building and appliance insulation products decreased by $1.6 million in the current quarter, as compared to the first quarter of 2008, as the Company continues to be impacted by lower construction of new homes and commercial buildings in the U.S.

The Performance Materials segment reported operating income of $1.3 million in the first quarter of 2009, a decrease of $3.4 million compared with the first quarter of 2008. Lower net sales and the resulting lower gross margin, and to a lesser extent start-up costs at our Solutech operation acquired in December 2008, contributed to the reduction in operating income in the first quarter of 2009.

Thermal/Acoustical

Thermal/Acoustical Segment net sales decreased to $26.9 million for the quarter ended March 31, 2009, compared with $51.3 million for the same period of 2008. Excluding the impact of foreign currency translation, net sales decreased by $22.3 million when compared to the same period a year ago. Automotive parts net sales decreased by $17.8 million and tooling net sales declined by $4.5 million in the first quarter of 2009, as compared to the first quarter of 2008. Automotive parts net sales in North America were lower by $9.1 million in the first quarter of 2009, while parts net sales in Europe decreased by $8.7 million, net of foreign currency translation, as compared to the first quarter of 2008. In North America and Europe, automotive parts net sales were adversely impacted by lower production on current platforms, early termination of various platforms and delays in launches of new platforms, due to lower consumer demand for automobiles.

For the current quarter, operating loss for the segment was $4.3 million compared with operating income of $4.7 million in the first quarter of 2008. A significant decrease in net sales from the Company’s North American and European automotive operations combined with lower gross margin as a percent of net sales due to lower net sales and restructuring related charges, contributed to the Thermal/Acoustical segment reduction in operating income. Restructuring related charges, attributable to the consolidation of the North American automotive operations, were $2.1 million in the first quarter of 2009. Selling, product development and administrative expenses were lower by $1.5 million in the first quarter of 2009, as compared to the same quarter of 2008, primarily due to lower sales commission expense of $0.3 million, salaries and wages expense of $0.3 million and incentive compensation expense of $0.2 million, as well as other reductions in discretionary spending.

Other Products and Services

The decrease in OPS net sales of $3.8 million in the first quarter of 2009, compared to the same quarter of 2008, was due to decreased volumes of net sales from the Company’s Affinity® temperature control equipment business of $2.7 million and the vital fluids business of $1.1 million. The decrease in Affinity net sales during the current quarter was attributable to the continued reduction in capital equipment spending in the semiconductor industry that the Company serves. The decrease in vital fluids’ products net sales was primarily attributable to decreased volumes of blood filtration product net sales and bioprocessing net sales.

The OPS operating loss was $0.8 million for the first quarter of 2009, compared to an operating loss of $0.2 million for the first quarter 2008. The Affinity business reported an operating loss of $0.4 million in the first quarter of 2009 compared to an operating loss of $0.5 million in the first quarter of 2008. The operating loss reported by the vital fluids business was due to lower net sales and lower gross margin as a percentage of net sales primarily due to product mix. Selling, product development and administrative expenses were lower by $0.4 million in the first quarter of 2009, as compared to the same quarter of 2008, primarily due to lower selling expenses at the Company’s Affinity business.

Corporate Office Expenses

Corporate office expenses were $3.2 million in the first quarter of 2009, compared to $4.0 million for the first quarter of 2008. This decrease was primarily due to lower incentive compensation expense of $0.3 million and lower salaries and wages expense of $0.3 million. The reduction in incentive compensation expense resulted from the fact that no bonuses were earned under the Company’s bonus program. Reductions in personnel contributed to lower salaries and wages expense in the current quarter as compared to the same quarter of 2008.

Liquidity and Capital Resources

The Company assesses its liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. The principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect the overall management of liquidity include capital expenditures, investments in businesses, acquisitions, income tax payments, pension funding and availability of lines of credit and long-term financing. The Company manages worldwide cash requirements considering available funds among domestic and foreign subsidiaries. The Company believes that its currently available resources and its accessibility to debt financing sources are sufficient to satisfy its cash requirements for the foreseeable future.

On March 11, 2009, the Company and the Company’s domestic subsidiaries, as co-borrowers or guarantors, entered into a $35 million senior secured domestic revolving credit facility (domestic credit facility) with a financial institution (Lender), which replaced the Company’s prior domestic revolving credit facility that expired on February 1, 2009. The agreement setting forth the terms and conditions of the domestic credit facility (Agreement) was filed with the Securities and Exchange Commission on Form 8-K on March 17, 2009. The Company had no borrowings on the domestic credit facility at March 31, 2009. Availability under the domestic credit facility is subject to a borrowing base comprised of certain percentages of eligible domestic accounts receivable, eligible domestic inventories and eligible domestic fixed assets, and reduced by applicable reserves. The domestic credit facility is secured by a perfected first priority lien and security interest in most of the present and future assets of the Company and its domestic subsidiaries, as well as 100% of all of the issued and outstanding shares of capital stock of the Company’s domestic subsidiaries and 65% of certain of the Company’s foreign subsidiaries issued and outstanding capital stock. The maturity date for the domestic credit facility is March 11, 2012.

During the period March 1, 2009 through July 31, 2009, if the Company’s borrowings exceed $5 million, or excess availability under the domestic credit facility is less than $12.5 million, then the Company is subject to a minimum cash flow requirement, as defined in the Agreement, determined on a cumulative monthly basis. Such minimums range from ($3.0) million to ($8.0) million. Currently, the Company believes it will not meet the minimum cash flow requirement during the period April 2009 to July 2009, and therefore, borrowings will be limited to $5.0 million. The Company believes that $5.0 million of availability under the domestic credit facility will be sufficient for Lydall during this period. However, if the Company’s borrowings exceed $5.0 million, then Lydall would be in default of the domestic credit facility and be subject to various remedies by the Lender as described in the Agreement.

Effective in August 2009, if the Company’s borrowings on the domestic credit facility exceed $5.0 million, or excess availability under the domestic credit facility is less than $12.5 million, the Company will be required to meet a minimum fixed charge coverage ratio, as defined in the Agreement. The fixed charge coverage ratio requires that at the end of any month the Company will not permit the ratio of consolidated EBITDA to fixed charges to be less than 1 to 1.

Operating Cash Flows

Net cash used for operating activities in the first quarter of 2009 was $3.7 million compared with cash provided by operations of $8.2 million in the first quarter of 2008. Contributing to decreased operating cash flows was a net loss of $4.5 million, in the first quarter of 2009 as compared to net income of $3.2 million in the same period a year ago.

Investing Cash Flows

In the first quarter of 2009, net cash used for investing activities was $1.8 million. Capital expenditures were $1.8 million for the first quarter of 2009, compared with $2.7 million for the same period of 2008. Capital spending for 2009 is expected to be approximately $6.0 million to $8.0 million.

Financing Cash Flows

In the first quarter of 2009, net cash used for financing activities was $0.4 million, primarily due to capital lease payments.

As of March 31, 2009, the Company had unused borrowing capacity of approximately $32 million under various credit facilities.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the quarter ended March 31, 2009.

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

The Company adopted the application of the Statement for non-recurring nonfinancial assets and liabilities measured at fair value on January 1, 2009, however, there were no non-financial assets or liabilities requiring initial measurement or subsequent remeasurement during the first quarter of 2009. Therefore, the implementation of FAS 157 for non-recurring nonfinancial assets and liabilities had no effect on the Company’s consolidated financial position, results of operations or cash flows during the quarter ended March 31, 2009.

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (FAS 141R). FAS 141R amends FAS 141 and provides revised guidance requiring the acquirer to recognize and measure, at fair value on the acquisition date, identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. Transaction and restructuring costs generally will be expensed as incurred. The Statement also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted FAS 141R on January 1, 2009 and the adoption did not impact the Company’s financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — an amendment of Accounting Research Bulletin (ARB) No. 51” (FAS 160). FAS 160 requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The adoption of FAS 160 had no effect on the Company’s consolidated financial position, results of operations or cash flows upon adoption on January 1, 2009.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (FAS 161). FAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and how derivative instruments and related hedged items affect an entity’s financial position, results of operations and cash flows. The Statement was adopted as of January 1, 2009. The adoption of FAS 161 had no effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risks from those disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, conducted an evaluation as of March 31, 2009 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such material information has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have not been any changes in the Company’s internal controls over financial reporting during the first quarter ended March 31, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 25, 2008, a suit was filed against the Company in the Connecticut Superior Court by a former employee. The complaint alleges that the Company breached the former employee’s employment agreement and stock option agreements and that the Company owes the employee approximately $0.8 million, plus any compensatory and punitive damages awarded by the Court. No reserve has been recorded as of March 31, 2009 related to this lawsuit as the Company believes that this suit is without merit and intends to defend it vigorously.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s new credit facility, entered into on March 11, 2009, restricts the Company’s ability to repurchase common stock of the Company, subject to certain stated exceptions.

Should the Company have the ability to engage in repurchase activity in the future, the Company would take advantage of the safe harbor protections afforded by Rule 10b-18 promulgated under the Exchange Act, to engage in future repurchase activity in accordance with the provisions of the Exchange Act.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on April 24, 2009. Stockholders voted on three proposals presented to them for consideration:

1.)	Election of Nominees to the Board of Directors

Stockholders elected eight Directors to serve until the next Annual Meeting to be held in 2010. The results of the voting were as follows:

	For	Withheld
Dale G. Barnhart	15,043,698	164,242
Kathleen Burdett	15,035,622	172,318
W. Leslie Duffy	14,937,317	270,623
Matthew T. Farrell	14,918,261	289,678
Marc T. Giles	14,921,576	286,364
William D. Gurley	14,921,558	286,381
Suzanne Hammett	14,914,041	293,898
S. Carl Soderstrom, Jr.	15,037,345	170,594

2.)	Ratification of Amending and Restating the Lydall 2003 Stock Incentive Compensation Plan

Stockholders ratified the amendment and restatement of the Lydall 2003 Stock Incentive Compensation Plan to increase the maximum number of shares of Common Stock available for issuance under the Plan and re-approved the performance measures set forth in the Plan for purposes of Section 162(m) of the Internal Revenue Code of 1986. The results of the voting were as follows:

For	12,670,884
Against	1,055,462
Abstained	30,093

3.)	Ratification of Appointment of Independent Auditors

Stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for fiscal year 2009. The results of the voting were as follows:

For	15,043,393
Against	144,521
Abstained	20,024

Item 5. Other Information

Amendment to Loan and Security Agreement

On April 24, 2009, the Company and its domestic subsidiaries, as co-borrowers or guarantors, entered into Amendment No. 1 to Loan and Security Agreement (the “First Amendment”) with Wachovia Capital Finance Corporation (New England), a Massachusetts corporation, as lender (the “Lender”). The First Amendment amends the Loan and Security Agreement, dated March 11, 2009 (the “Loan Agreement”), providing a $35 million secured revolving credit facility that the Company can utilize to support its ongoing business operations. The Loan Agreement is described in, and filed as an exhibit to, the Company’s Current Report on Form 8-K filed with the Securities and Exchange Commission on March 17, 2009.

The First Amendment permits the Company to participate in the Auto Supplier Support Program (the “Program”) recently announced by the U.S. Department of the Treasury. The intent of the Program is to provide suppliers to the U.S. automotive industry with access to government-supported protection for qualified accounts receivable that are owed to such suppliers in respect of products sold to participating U.S. automotive companies, ensuring that such qualified accounts receivable will be paid even in the event of a subsequent bankruptcy. Participating suppliers sell their qualified accounts receivable into the Program at a discount of two to three percent. Suppliers that agree to maintain qualifying commercial terms will have the opportunity to request this government-supported protection relating to sales made after being accepted into the Program. The U.S. Treasury Department has made available up to $5 billion in financing for the Program.

Any domestic auto company is eligible to participate in the Program, and General Motors and Chrysler have already agreed to do so. The First Amendment sets forth the Lender’s consent to the Company’s participation in the Program and its sale, from time to time, of certain accounts receivable due and owing from General Motors or Chrysler and makes certain other conforming changes to the Loan Agreement, including the deletion from the borrowing base under the Loan Agreement of all accounts receivable from General Motors and Chrysler, other than accounts receivable from the sale of tooling manufactured which, by their nature, are not eligible for coverage in the Program. General Motors and Chrysler invited the Company to participate in the Program. Upon the execution of the First Amendment, the Company completed the necessary documentation to request participation in the Program with respect to General Motors and Chrysler. Each participating automotive company will decide which suppliers and which accounts receivable will be accepted into the Program and receive the protections thereby afforded.

This summary of the material terms of the First Amendment is qualified in its entirety by reference to the full text of the First Amendment, a copy of which is filed as Exhibit 10.1 to this report and is hereby incorporated herein by reference.

Compensatory Arrangements with Certain Officers

On April 23, 2009, Lydall’s Compensation Committee of the Board of Directors approved certain benefits for Joseph K. Wilsted, President of Lydall Thermal/Acoustical, Inc., Global Automotive, and Peter V. Ferris, President of Charter Medical, Ltd., both Named Executive Officers of the Company.

The Company will reimburse Mr. Wilsted for 50% of the difference between the cost basis of his current residence and the actual sale price up to a maximum reimbursement of $75,000, assuming the sale price is less than the cost basis. The total amount reimbursed will be grossed-up for applicable income taxes. The Company will reimburse Mr. Ferris for temporary living costs in North Carolina and transportation costs to and from his permanent residence for a period up to twelve months. The total amount reimbursed by the Company will be grossed-up for applicable income taxes.

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

10.1	Amendment No. 1, dated April 24, 2009, to Loan and Security Agreement dated March 11, 2009, by and among Lydall, Inc., Affinity Industries Asia LLC, Charter Medical Ltd., Lydall Filtration/Separation, Inc., Lydall Industrial Thermal Solutions, Inc., Lydall Industrial Thermal Sales/Service, LLC, Lydall Thermal/Acoustical, Inc., Lydall Thermal/Acoustical Sales LLC, as Borrowers, Lydall International, Inc., Trident II, Inc., as Guarantors, and Wachovia Capital Finance Corporation (New England), as Lender, filed herewith.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

April 30, 2009	By:	/s/ James V. Laughlan
James V. Laughlan Principal Accounting Officer and Controller (On behalf of the Registrant and as Principal Accounting Officer)

LYDALL, INC.

Index to Exhibits

Exhibit Number

3.1	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

10.1	Amendment No. 1, dated April 24, 2009, to Loan and Security Agreement dated March 11, 2009, by and among Lydall, Inc., Affinity Industries Asia LLC, Charter Medical Ltd., Lydall Filtration/Separation, Inc., Lydall Industrial Thermal Solutions, Inc., Lydall Industrial Thermal Sales/Service, LLC, Lydall Thermal/Acoustical, Inc., Lydall Thermal/Acoustical Sales LLC, as Borrowers, Lydall International, Inc., Trident II, Inc., as Guarantors, and Wachovia Capital Finance Corporation (New England), as Lender, filed herewith.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.