Form 10-Q
period 2009-06-30
LYDALL INC /DE/
filed 2009-08-03
CIK 60977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $.10 par value per share.
Total Shares outstanding July 24, 2009	16,835,666

LYDALL, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Quarter Ended June 30,
	2009	2008
	(Unaudited)
Net sales	$55,981	$83,958
Cost of sales	51,811	64,784

Gross margin	4,170	19,174
Selling, product development and administrative expenses	12,722	14,697

Operating (loss) income from continuing operations	(8,552)	4,477
Interest expense	198	129
Other income, net	(29)	(51)

(Loss) Income from continuing operations before income taxes	(8,721)	4,399
Income tax (benefit) expense	(2,783)	1,627

(Loss) Income from continuing operations	(5,938)	2,772
Income from discontinued operations, net of tax	—	126

Net (loss) income	$(5,938)	$2,898

Basic (loss) earnings per share:
Continuing operations	$(.36)	$.17
Discontinued operations	$—	$.01
Net (loss) income	$(.36)	$.18
Diluted (loss) earnings per share:
Continuing operations	$(.36)	$.17
Discontinued operations	$—	$.01
Net (loss) income	$(.36)	$.17
Weighted average number of common shares outstanding:
Basic	16,544	16,439
Diluted	16,544	16,610

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
Net sales	$110,314	$173,853
Cost of sales	100,151	133,834

Gross margin	10,163	40,019
Selling, product development and administrative expenses	25,804	30,469

Operating (loss) income from continuing operations	(15,641)	9,550
Interest expense	332	244
Other income, net	(156)	(179)

(Loss) Income from continuing operations before income taxes	(15,817)	9,485
Income tax (benefit) expense	(5,359)	3,509

(Loss) Income from continuing operations	(10,458)	5,976
Income from discontinued operations, net of tax	—	117

Net (loss) income	$(10,458)	$6,093

Basic (loss) earnings per share:
Continuing operations	$(.63)	$.36
Discontinued operations	$—	$.01
Net (loss) income	$(.63)	$.37
Diluted (loss) earnings per share:
Continuing operations	$(.63)	$.36
Discontinued operations	$—	$.01
Net (loss) income	$(.63)	$.37
Weighted average number of common shares outstanding:
Basic	16,544	16,422
Diluted	16,544	16,516

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8,871	$13,660
Accounts receivable, net	32,944	34,297
Inventories, net	37,601	40,772
Taxes receivable	4,444	1,992
Prepaid expenses and other current assets, net	6,565	5,178

Total current assets	90,425	95,899
Property, plant and equipment, at cost	243,898	240,471
Accumulated depreciation	(145,940)	(138,582)

Net, property, plant and equipment	97,958	101,889
Restricted cash	—	2,400
Goodwill and other intangible assets	26,352	27,099
Other assets, net	9,798	10,401

Total assets	$224,533	$237,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,495	$1,455
Accounts payable	21,204	20,507
Accrued payroll and other compensation	5,724	7,566
Other accrued liabilities	6,965	7,712

Total current liabilities	35,388	37,240
Long-term debt	5,908	6,699
Deferred tax liabilities	7,258	7,398
Pension and other long-term liabilities	18,983	20,206
Stockholders’ equity:
Preferred stock	—	—
Common stock	2,328	2,317
Capital in excess of par value	52,647	52,071
Retained earnings	173,202	183,660
Accumulated other comprehensive loss	(6,198)	(6,920)
Treasury stock, at cost	(64,983)	(64,983)

Total stockholders’ equity	156,996	166,145

Total liabilities and stockholders’ equity	$224,533	$237,688

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(10,458)	$6,093
Adjustments to reconcile net (loss) income to net cash from operating activities:
Depreciation and amortization	8,046	7,845
Deferred income taxes	(2,958)	834
Stock based compensation	588	583
Loss on disposition of property, plant and equipment	7	117
Changes in operating assets and liabilities:
Accounts receivable	1,553	543
Inventories	3,508	816
Taxes receivable	(2,477)	1,437
Accounts payable	668	(587)
Accrued payroll and other compensation	(1,873)	1,267
Proceeds from surrender of life insurance policies	3,830	—
Supplemental executive retirement settlement payments	(1,433)	—
Other, net	(2,203)	(3,560)

Net cash (used for) provided by operating activities	(3,202)	15,388

Cash flows from investing activities:
Capital expenditures	(3,584)	(5,287)
Decrease in restricted cash	2,400	—

Net cash used for investing activities	(1,184)	(5,287)

Cash flows from financing activities:
Debt proceeds	6,685	—
Debt repayments	(7,434)	(710)
Common stock issued	—	699

Net cash used for financing activities	(749)	(11)

Effect of exchange rate changes on cash	346	809

(Decrease) Increase in cash and cash equivalents	(4,789)	10,899
Cash and cash equivalents at beginning of period	13,660	15,716

Cash and cash equivalents at end of period	$8,871	$26,615

See accompanying Notes to Condensed Consolidated Financial Statements.

.

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statement Presentation

Lydall, Inc. designs and manufactures specialty engineered filtration media, industrial thermal insulating solutions, automotive thermal and acoustical barriers, temperature-control equipment, medical filtration media and devices and biopharmaceutical processing components for demanding filtration/separation, thermal/acoustical and biopharmaceutical applications.

The accompanying condensed consolidated financial statements include the accounts of Lydall, Inc. and its subsidiaries (collectively, the Company or Lydall). All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated financial statements have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s annual financial statements for the year ended December 31, 2008. The year-end condensed consolidated balance sheet was derived from the December 31, 2008 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Management believes that all adjustments, which include only normal recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods reported, have been included. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

2. Risks and Uncertainties

For the quarter and six months ended June 30, 2009, nearly 50% of the Company’s consolidated net sales were to the automotive market, which is included in the Thermal/Acoustical segment. The Company’s North American and European automotive businesses continued to be impacted by global economic conditions resulting in less consumer demand for automobiles. The Company’s North American automotive (NA Auto) business was also negatively impacted by the bankruptcy filings of Chrysler and General Motors. In connection with its bankruptcy filing, Chrysler temporarily idled production at most manufacturing plants in the U.S. during a significant portion of the second quarter of 2009 while the company reorganized and had its bankruptcy plan approved in U.S. Bankruptcy Court. Also, General Motors had extended shut-down periods during the second quarter of 2009. Net sales were lower to Chrysler and General Motors by $5.5 million, or 83%, and $0.4 million, or 25%, respectively, in the second quarter of 2009 as compared to the same quarter of 2008.

Both Chrysler and General Motors have advised the Company that Lydall will continue to be a supplier of thermal/acoustical automotive parts to both of the new companies that are emerging from bankruptcy. Both Chrysler and General Motors are in the process of determining which automotive platforms will resume production and the expected volume levels. Future sales volumes with Chrysler and General Motors are dependent on which automobiles are manufactured and the amount of market share attained by Chrysler and General Motors.

The Company has collected substantially all of the outstanding accounts receivable amounts from Chrysler and General Motors as of the bankruptcy filing dates and recorded an immaterial amount of bad debt expense in the second quarter of 2009. Also during the quarter, the Company assessed automobile platform release information currently available from both Chrysler and General Motors, as well as data from automotive market forecasting services available to suppliers, and the Company recorded a write-down of inventory of approximately $0.2 million during the second quarter of 2009. As more information from Chrysler and General Motors becomes available related to platform production, the Company will continue to assess the net realizable value of its finished goods inventory for Chrysler and General Motors.

During the second quarter of 2009, the Company was accepted into the federal Auto Supplier Support Program (Auto Program) that is designed to provide eligible suppliers with access to government-backed protection on those U.S. dollar receivables that are accepted into the Auto Program. The Company is participating in this Auto Program with General Motors and the Company selected the Auto Program option that provides government-backed protection on the collection of receivables and includes expedited payment terms, all for which a charge of 3% of the accepted receivables is applicable. The Company is not participating in the Auto Program with Chrysler as the Company was informed that the Auto Program with Chrysler became inactive upon the filing of bankruptcy by Chrysler.

3. Inventories

Inventories as of June 30, 2009 and December 31, 2008 were as follows:

In thousands	June 30, 2009	December 31, 2008
Raw materials	$16,732	$17,537
Work in process	10,820	11,080
Finished goods	11,560	13,032

	39,112	41,649
Less: Progress billings	(1,511)	(877)

Total inventories	$37,601	$40,772

Progress billings relate to tooling inventory, which is included in work in process inventory in the above table. Total tooling inventories, net of progress billings, were $4.8 million and $3.9 million at June 30, 2009 and December 31, 2008, respectively.

4. Long-term Debt and Financing Arrangements

On March 11, 2009, the Company and the Company’s domestic subsidiaries, as co-borrowers or guarantors, entered into a $35 million senior secured domestic revolving credit facility (Domestic Credit Facility) with a financial institution (Lender), which replaced the Company’s prior domestic revolving credit facility that expired on February 1, 2009. Subject to and upon the terms and conditions contained in the Domestic Credit Facility, the Lender agreed to make revolving loans to the Company and its domestic subsidiaries from time to time in amounts requested by the Company and its domestic subsidiaries up to the lesser of the Borrowing Base at such time or the maximum credit of $35 million. The Borrowing Base under the Domestic Credit Facility is comprised of certain percentages of eligible domestic accounts receivable, eligible domestic inventories and eligible domestic fixed assets, reduced by applicable reserves. The Company had no borrowings outstanding under the Domestic Credit Facility at June 30, 2009, or any outstanding borrowings under its previous domestic credit facility at December 31, 2008.

Interest is charged on borrowings at the Company’s option of either: (i) the Prime Rate plus the Applicable Margin or (ii) the Eurodollar Rate plus the Applicable Margin. The Prime Rate is a fluctuating rate equal to the higher of the financial institution’s prime rate or the federal funds rate plus .50%. The Eurodollar Rate is a fluctuating LIBOR rate offered for deposits in U.S. dollars. The Applicable Margin added to the Prime Rate ranges from 1.25% to 1.75% and the Applicable Margin added to the Eurodollar Rate ranges from 4.25% to 4.75% depending on the type of collateral that supports the outstanding borrowings. The Company also pays .50% per annum on the average daily unused portion of the Domestic Credit Facility and 4.25% per annum on the daily outstanding balance of letters of credit.

Repayment of amounts due and owing under the Domestic Credit Facility is secured by a perfected first priority lien and security interest in most of the present and future assets of the Company and its domestic subsidiaries, as well as 100% of all of the issued and outstanding shares of capital stock of the Company’s domestic subsidiaries and a pledge of 65% of the issued and outstanding shares of the capital stock of certain of the Company’s foreign subsidiaries. The payment of outstanding principal under the Domestic Credit Facility and accrued interest thereon may be accelerated and become immediately due and payable upon the Company’s default in its payment or other performance obligations or its failure to comply with the financial and other covenants set forth in the loan agreement, subject to any applicable notice requirements and cure periods set forth in the loan agreement. The Domestic Credit Facility has a term of three years.

The loan agreement evidencing the Domestic Credit Facility contains a number of affirmative and negative covenants, including financial covenants. Among others, the Company and its domestic subsidiaries at all times must maintain Excess Availability, as defined in the loan agreement, of not less than $5.0 million. In addition, if the Company’s borrowings under the Domestic Credit Facility exceed $5.0 million, or Excess Availability under the Credit Facility is less than $12.5 million, the Company is subject to a minimum cash flow requirement determined as of the end of each month during the period March 31, 2009 to July 31, 2009. Thereafter, if the Company’s borrowings under the Domestic Credit Facility exceed $5.0 million, or Excess Availability under the Credit Facility is less than $12.5 million, the Company is required to meet a minimum fixed charge coverage ratio. The fixed charge coverage ratio requires that, at the end of any month, the ratio of consolidated EBITDA to fixed charges may not be less than 1 to 1 for the immediately preceding 12 month period, except that prior to August 31, 2010 compliance with the fixed charge coverage ratio generally shall be measured during the period commencing as of August 1, 2009 and ending as of the last day of the month in the measuring period. During the monthly periods of the second quarter of 2009, the Company’s borrowings under the Domestic Credit Facility did not exceed $5.0 million and Excess Availability was not less than $12.5 million, therefore, the Company was not subject to the minimum cash flow requirement. The Credit Facility also generally restricts the Company’s ability to pay a cash dividend on its common stock or repurchase shares of common stock, subject to certain stated exceptions.

5. Restructuring and Related Costs

In September 2008, the Company announced that it would be closing its St. Johnsbury, Vermont manufacturing facility and consolidating its North American automotive parts production into its Hamptonville, North Carolina operation. This consolidation is expected to reduce operating costs significantly, increase efficiency and enhance the Company’s competitive position while maintaining essentially the same level of manufacturing capacity. The Company commenced the transfer of equipment and production in the first quarter of 2009 and substantially completed the consolidation during the second quarter of 2009.

During the second quarter and first six months of 2009, the Company recorded pre-tax restructuring charges of $3.0 million and $5.1 million, respectively, with over 95% recorded in cost of sales during both periods. All such charges were included in the Thermal/Acoustical segment. These restructuring activity expenses primarily included severance related expenses, acceleration of depreciation expense on fixed assets that were not transferred to the Hamptonville, NC facility, and facility exit, moving and set-up expenses of equipment transferred from St. Johnsbury, VT to Hamptonville, NC.

Actual pre-tax expenses incurred and total estimated pre-tax expenses for the restructuring program by type are as follows:

In thousands	Severance and Related Expenses	Accelerated Depreciation	Facility Exit, Move and Set-up Expenses	Total
Expense incurred during quarter ended December 31, 2008	$708	$515	$344	$1,567
Expense incurred during quarter ended March 31, 2009	525	312	1,295	2,132
Expense incurred during quarter ended June 30, 2009	731	149	2,121	3,001

Total pre-tax expense incurred	$1,964	$976	$3,760	$6,700

Estimated remaining expense at June 30, 2009(1)	—	—	$600	$600

Total estimated pre-tax expense (2)	$1,964	$976	$4,360	$7,300

(1)	The estimated remaining expenses at June 30, 2009 are primarily related to estimated lease termination costs in connection with the St. Johnsbury, VT. facility. The Company expects to record a liability at fair value when Lydall ceases using the right conveyed by the lease agreement, which is expected to occur in the second half of 2009.

(2)	At March 31, 2009, the Company estimated the total pre-tax expense for the restructuring program to be approximately $7.0 million. The adjustments to the total estimated expense in the second quarter of 2009 of $0.3 million were the net of an increase in severance and related expenses of $0.3 million, an increase in the expense expected to be incurred for the lease termination in connection with the St. Johnsbury, VT. facility of $0.2 million, and lower acceleration of depreciation expense of $0.2 million.

Accrued severance and related expenses were as follows at June 30, 2009:

In thousands	Total
Balance as of December 31, 2008	$687
Pre-tax severance and related charges	1,256
Cash paid	(1,886)

Balance as of June 30, 2009	$57

Total cash outflows for the restructuring program were $3.4 million and $4.4 million in the second quarter and six months ended June 30, 2009 and are expected to be approximately $1.0 million over the remainder of 2009, with nearly all occurring during the third quarter of 2009.

6. Acquisitions

On December 1, 2008, the Company acquired DSM Solutech B.V., a manufacturer of micro-porous films based in Heerlen, The Netherlands. This acquisition was accounted for using the purchase method set forth in SFAS No. 141, “Business Combinations,” whereby the purchase consideration was allocated to the estimated fair values of the assets acquired and liabilities assumed at the effective date of the purchase. The Company made a preliminary allocation of the purchase price in the fourth quarter of 2008. This preliminary allocation was subsequently revised during the first quarter of 2009, resulting in an increase in the value of inventory by $0.2 million, a decrease in current accrued liabilities by $0.2 million and a decrease in goodwill of $0.4 million. The Company expects the final allocation of the purchase price to be completed in the third quarter of 2009.

7. Equity Compensation Plans

The Company has stock-based compensation plans under which incentive and non-qualified stock options and time or performance based restricted shares may be granted to employees and outside directors from authorized but unissued shares of common stock or treasury shares. The Company recognizes expense on a straight-line basis over the vesting period of the entire award. Options issued by the Company under its stock option plans have a term of ten years and generally vest ratably over a period of four years. Restricted stock grants are expensed over the vesting period of the award, which is typically four years. Stock-based compensation expense includes the estimated effects of forfeitures. Stock options issued under the current plan must have an exercise price that may not be less than the fair market value of the Company’s common stock on the date of grant. The Company incurred compensation expense of $0.2 million for each of the quarters ended June 30, 2009 and June 30, 2008, and compensation expense of $0.6 million for each of the six month periods ended June 30, 2009 and June 30, 2008, for all stock-based compensation plans.

The Company’s stockholders approved the amendment and restatement of the Lydall 2003 Stock Incentive Compensation Plan (Plan) at the Company’s Annual Meeting of Stockholders held on April 24, 2009. The amendment and restatement increased the total authorized shares available for distribution under the Plan by an additional 1.0 million shares, for a total of 2.5 million authorized shares.

Stock Options

The following table is a summary of option activity of the Company’s plans during the six months ended June 30, 2009:

In thousands except per share amounts	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	832	$9.72
Granted	23	$3.67
Exercised	—	$—
Forfeited/Cancelled	(94)	$9.69

Outstanding at June 30, 2009	761	$9.54	5.9	$—

Options exercisable at June 30, 2009	493	$10.21	4.4	$—

There were 23,275 and 31,544 options granted during the quarter and six months ended June 30, 2009 and 2008, respectively. There were no options exercised during the quarter and six months ended June 30, 2009. The total intrinsic value of options exercised during the quarter ended June 30, 2008 was $0.2 million and the amount of cash received from the exercise of stock options was $0.6 million. The total intrinsic value of options exercised during the six months ended June 30, 2008 was $0.2 million and the amount of cash received from the exercise of stock options was $0.7 million. At June 30, 2009, the total unrecognized compensation cost related to nonvested stock option awards was approximately $0.8 million, with a weighted average expected amortization period of 2.4 years.

The grant date fair value of options is based upon the closing price on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s stock. The Company uses historical option exercise behavior and employee termination data to estimate expected term and forfeiture rates, which represents the period of time that the options granted are expected to remain outstanding. The risk-free rate of return for the estimated life of the option is based on the U.S. Treasury bond rate in effect at the time of grant. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the six months ended:

	Six Months Ended June 30,
	2009	2008
Risk-free interest rate	2.48%	4.91%
Expected life	6.6 years	5.8 years
Expected volatility	57%	44%
Expected dividend yield	0%	0%

Restricted Stock

At June 30, 2009, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $1.2 million, with a weighted average expected amortization period of 2.6 years. The following is a summary of the status of the Company’s non-vested restricted shares as of June 30, 2009:

In thousands except per share amounts	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at December 31, 2008	191	$7.93
Granted	71	$5.25
Vested	—	$—
Forfeited	(7)	$7.38

Nonvested at June 30, 2009	255	$7.20

8. Capital Stock

Shareholder rights plan – In the second quarter of 2009, the Company’s Board of Directors adopted a Shareholder Rights Plan by granting a dividend of one preferred share purchase right for each common share to shareholders of record at the close of business on July 6, 2009. Under certain conditions, each right entitles the holder to purchase one one-thousandth of a Series A Junior Participating Preferred Share of the Company, at a price of $20 per one one-thousandth of a share, subject to adjustment. The rights cannot be exercised or transferred apart from the related common shares unless a person or group acquires 15% or more of the Company’s outstanding common shares. The rights will expire on June 12, 2012 unless earlier redeemed or exchanged by the Company.

9. Employer Sponsored Benefit Plans

As of June 30, 2009, the Company maintains three defined benefit pension plans (pension plans) that cover the majority of domestic Lydall employees. The pension plans are noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. Lydall closed its non-union pension plans to new employees hired after December 31, 2005 and, effective June 30, 2006, benefits under these pension plans stopped accruing for all eligible employees not covered under a collective bargaining agreement.

On May 4, 2009, the Company completed negotiations on a new collective bargaining agreement with the majority of its domestic union employees. As a result, benefits under the union employee pension plan for such employees stopped accruing effective July 1, 2009. This amendment to the pension plan resulted in a pension curtailment loss of $0.2 million during the second quarter of 2009. The measurement of pension plan liabilities for the defined benefit pension plan impacted by the amendment, resulted in the reductions of: (i) pension liabilities by $0.2 million, (ii) deferred tax assets by $0.1 million and (iv) accumulated other comprehensive loss by $0.1 million, during the quarter ended June 30, 2009.

During the second quarter of 2009, the Company terminated its unfunded Supplemental Executive Retirement Plan (SERP), which provided supplemental income payments after retirement to certain former senior executives (participants). The Company made lump-sum payments to the participants of $1.4 million during the second quarter of 2009. The termination of the SERP plan resulted in an immaterial settlement gain during the quarter ended June 30, 2009. While the SERP was unfunded, the Company owned executive life insurance policies on the participants, which the Company surrendered and received proceeds of $3.8 million in the second quarter of 2009. These Company-owned life insurance policies were previously recorded in other assets, net on the Company’s Condensed Consolidated Balance Sheets.

The Company’s funding policy for its pension plans is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes. The Company expects to contribute up to $1.8 million in cash to its defined benefit pension plans in 2009 including the $1.4 million contributed to the SERP to terminate the SERP in the second quarter of 2009. Contributions of $1.5 million were made during the second quarter of 2009 and $1.6 million for the six months ended June 30, 2009. Contributions of $0.2 million were made during the second quarter of 2008 and for the six months ended June 30, 2008.

The following is a summary of the components of net periodic benefit cost (income) for the quarters and six months ended June 30, 2009 and 2008:

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$22	$23	$46	$46
Interest cost	610	641	1,261	1,282
Expected return on assets	(507)	(787)	(1,018)	(1,574)
Curtailment loss	201	—	201	—
Amortization of actuarial loss and prior service cost	169	45	350	91

Net periodic benefit cost (income)	$495	$(78)	$840	$(155)

On March 17, 2009, in response to the continued global economic decline impacting the markets that the Company serves, Lydall announced the suspension of the Company’s matching contribution to its sponsored 401(k) plan, beginning with the first payroll of May 2009, for all non-union domestic employees.

10. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities, including such jurisdictions as the United States, France and Germany. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2004. As of June 30, 2009, the net amount of unrecognized tax benefits was $1.1 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.1 million. There have been no significant changes to these amounts during the quarter or six months ended June 30, 2009.

11. Comprehensive Income

Comprehensive (loss) income for the periods ended June 30, 2009 and 2008 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2009	2008	2009	2008
Net (loss) income	$(5,938)	$2,898	$(10,458)	$6,093
Changes in accumulated other comprehensive income:
Foreign currency translation adjustments	4,141	(225)	301	5,065
Pension liability adjustment, net of tax	353	29	427	58
Unrealized gain (loss) on derivative instruments, net of tax	17	51	(6)	(1)

Total comprehensive (loss) income	$(1,427)	$2,753	$(9,736)	$11,215

12. Fair Value Measurements

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

The Company adopted FAS 157 on January 1, 2008, with the exception of the application of the Statement to non-recurring nonfinancial assets and liabilities measured at fair value. The Company adopted the application of the Statement for non-recurring nonfinancial assets and liabilities measured at fair value on January 1, 2009, however, there were no non-financial assets or liabilities requiring initial measurement in the first quarter of 2009 or subsequent remeasurement during the second quarter of 2009. Therefore, the implementation of FAS 157 for non-recurring nonfinancial assets and liabilities had no effect on the Company’s consolidated financial position, results of operations or cash flows during the first and second quarters of 2009.

The following table provides a summary of assets carried at fair value as of June 30, 2009:

		Fair Value measurements at June 30, 2009 using
In thousands	Total Carrying Value at June 30, 2009	Quoted prices In active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Forward exchange contracts	$553	$—	$553	$—

The following table provides the assets carried at fair value measured on a recurring basis as of December 31, 2008:

		Fair Value measurements at December 31, 2008 using
In thousands	Total Carrying Value at December 31, 2008	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Forward exchange contracts	$453	$—	$453	$—

Derivative valuations are based on observable inputs to a valuation model including interest rates and foreign currency exchange rates and are classified within Level 2 of the valuation hierarchy.

13. Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities-an amendment of FASB Statement No. 133” (FAS 161). FAS 161 requires enhanced disclosures about how and why an entity uses derivative instruments, how they are accounted for under SFAS No. 133 and how they affect an entity’s financial position, results of operations and cash flows. The Statement was adopted as of January 1, 2009. The adoption of FAS 161 had no effect on the Company’s consolidated financial position, results of operations or cash flows.

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

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the hedge transaction affects earnings. Gain or loss from derivatives designated as cash flow hedging instruments during the quarter and six months ended June 30, 2009 was immaterial.

All derivatives are recognized at fair value in the balance sheet and recorded in either current or noncurrent other assets or other accrued liabilities or other long-term liabilities depending upon maturity and commitment. The amounts noted in the tables below for other income, net do not include any adjustments for the impact of deferred income taxes.

The fair value of derivative instruments at June 30, 2009 is summarized in the following table:

	Asset Derivatives		Liability Derivatives
In thousands	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments under SFAS 133:
Foreign exchange contracts	Other non-current assets	$553	Other liabilities	$—

Total Derivatives		$553		$—

The effect of derivative instruments on the consolidated statement of operations for fair value hedging instruments for the quarter and six months ended June 30, 2009:

In thousands	Location of Gain (Loss) Recognized in Earnings	Gain (Loss) Recognized in Earnings
		Quarter Ended	Six Months Ended
		June 30, 2009	June 30, 2009
Foreign exchange contracts	Other income, net	$323	$110

Total		$323	$110

The effect of derivative instruments on the consolidated statement of operations for cash flow hedging instruments was immaterial for the quarter and six months ended June 30, 2009.

14. Earnings Per Share

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

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2009	2008	2009	2008
Basic average common shares outstanding	16,544	16,439	16,544	16,422
Effect of dilutive options and restricted stock awards	—	171	—	94

Diluted average common shares outstanding	16,544	16,610	16,544	16,516

For the quarter ended June 30, 2009 and June 30, 2008, stock options and restricted stock awards for 1.0 million and 0.2 million shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive. For the six months ended June 30, 2009 and June 30, 2008, stock options and restricted stock awards for 1.0 million and 0.2 million shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

15. Segment Information

The Company’s reportable segments are Performance Materials and Thermal/Acoustical. The Performance Materials segment reports the results of the filtration businesses and the industrial thermal insulation business. The Thermal/Acoustical segment reports the results of the Company’s automotive businesses. All other businesses are aggregated in Other Products and Services (OPS). OPS is comprised of the Company’s vital fluids business and Affinity® temperature control equipment business.

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

The table below presents net sales and operating income by segment for the quarters and six months ended June 30, 2009 and 2008 and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2009	2008	2009	2008
Performance Materials:
Filtration	$15,869	$19,856	$30,580	$38,819
Industrial Thermal Insulation	7,349	11,335	15,015	22,154

Performance Materials Segment net sales	$23,218	$31,191	$45,595	$60,973
Thermal/Acoustical:
Automotive parts	$23,454	$41,239	$46,812	$84,155
Automotive tooling	4,085	3,743	7,601	12,127

Thermal/Acoustical Segment net sales	$27,539	$44,982	$54,413	$96,282
Other Products and Services:
Vital Fluids	$3,845	$4,220	$6,928	$8,381
Affinity® temperature control equipment	1,414	3,892	3,725	8,908

Other Products and Services net sales	$5,259	$8,112	$10,653	$17,289
Eliminations and Other	(35)	(327)	(347)	(691)

Consolidated Net Sales	$55,981	$83,958	$110,314	$173,853

Operating income by segment was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2009	2008	2009	2008
Performance Materials	$1,119	$4,864	$2,375	$9,476
Thermal/Acoustical	(5,758)	2,854	(10,067)	7,520
Other Products and Services	(861)	(340)	(1,661)	(568)
Corporate Office Expenses	(3,052)	(2,901)	(6,288)	(6,878)

Consolidated Operating Income	$(8,552)	$4,477	$(15,641)	$9,550

Total assets by Segment and for OPS and the Corporate Office were as follows at June 30, 2009 and December 31, 2008:

Total Assets
In thousands	June 30, 2009	December 31, 2008
Performance Materials Segment	$78,495	$83,357
Thermal/Acoustical Segment	112,084	118,921
Other Products and Services	18,249	18,386
Corporate Office	15,705	17,024

Consolidated Total Assets	$224,533	$237,688

16. Commitments and Contingencies

As of June 30, 2009, the Company’s global automotive operation had unconditional purchase obligations to acquire aluminum of approximately $3.5 million, $11.5 million and $10.9 million in 2009, 2010 and 2011, respectively.

17. Recently Issued Accounting Standards

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162), which became effective on November 13, 2008. FAS 162 identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with Generally Accepted Accounting Principles (GAAP). FAS 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements. FAS 162 was replaced by the issuance of SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (FAS 168) in June 2009. FAS 168 will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of FAS 168 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (FAS 165). This statement establishes principles and requirements for subsequent events. The statement sets forth the period after the balance sheet date and the circumstances under which an entity shall evaluate events or transactions for potential recognition or disclosure in the financial statements. The Statement also requires entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. FAS 165 was effective for interim and financial periods ending after June 15, 2009. The Company adopted FAS 165 on June 30, 2009 and the adoption did not impact the Company’s financial statements. The subsequent events review performed by the Company was completed on August 3, 2009 which was the date the financial statements were issued.

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

Some of the factors that might cause such a difference include risks and uncertainties which are detailed in the “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Cautionary Note Concerning Factors That May Affect Future Results” and “Risk Factors” sections of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, as well as in Note 2 and this section of this Quarterly Report on Form 10-Q. Such risks include, among others: the global credit and financial markets that have been experiencing extreme disruptions in recent months, including severely diminished liquidity and credit availability, declines in consumer confidence, declines in economic growth, increases in unemployment rates and uncertainty about economic stability. There can be no assurance that there will not be further deterioration in the credit and financial markets and in economic conditions. These economic uncertainties affect businesses such as the Company’s in a number of ways, making it difficult to accurately forecast and plan our future business activities.

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

In addition, as set forth in the Company’s Domestic Credit Facility, the Company is subject to a number of affirmative and negative covenants, including financial covenants, which may impact the Company’s ability to borrow funds under the Domestic Credit Facility. Among others, the Company and its domestic subsidiaries at all times must maintain Excess Availability, as defined in the loan agreement, of not less than $5.0 million. In addition, if the Company’s borrowings under the Domestic Credit Facility exceed $5.0 million, or Excess Availability under the Credit Facility is less than $12.5 million, the Company is subject to a minimum cash flow requirement determined as of the end of each month during the period March 31, 2009 to July 31, 2009. Thereafter, if the Company’s borrowings under the Domestic Credit Facility exceed $5.0 million, or Excess Availability under the Credit Facility is less than $12.5 million, the Company is required to meet a minimum fixed charge coverage ratio. The fixed charge coverage ratio requires that, at the end of any month, the ratio of consolidated EBITDA to fixed charges may not be less than 1 to 1 for the immediately preceding 12 month period, except that prior to August 31, 2010 compliance with the fixed charge coverage ratio generally shall be measured during the period commencing as of August 1, 2009 and ending as of the last day of the month in the measuring period.

The Company’s borrowings under the Domestic Credit Facility have not exceeded $5.0 million at any time since the creation of the Domestic Credit Facility and the Excess Availability under the Domestic Credit Facility has not been less than $12.5 million. However, the Company did not meet the minimum cash flow requirement that would have been applicable for the months ended April 2009 through June 2009 if such borrowings had exceeded $5.0 million or the Excess Availability had been less than $12.5 million. As a result, the Company is effectively limited to borrowing the lesser of $5.0 million, or an amount that does not reduce Excess Availability below $12.5 million, under the Domestic Credit Facility until such time as it meets the required minimum cash flow requirement or fixed charge coverage ratio set forth in the Loan Agreement. As of June 30, 2009, the Company was limited to borrowing up to $5.0 million under the Domestic Credit Facility.

There can be no assurance that the Company will be able to meet the minimum cash flow requirement or the fixed charge coverage ratio set forth in the Loan Agreement. In such event, the Company’s borrowing capacity under the Domestic Credit Facility would be limited to the lesser of $5.0 million, or an amount that does not reduce Excess Availability below $12.5 million, in order to avoid the creation of an Event of Default. Whether or not the Company is able to meet the minimum cash flow requirement or minimum fixed charge coverage ratio set forth in the Loan Agreement, the Company believes that its currently available resources and its accessibility to debt financing sources are sufficient to satisfy its cash requirements for the foreseeable future.

In the second quarter of 2009, the Company’s North American automotive (NA Auto) business was negatively impacted by the bankruptcy filings of Chrysler and General Motors. Both Chrysler and General Motors have advised the Company that Lydall will continue to be a supplier of thermal/acoustical automotive parts to both of the new companies that are emerging from bankruptcy. Both Chrysler and General Motors are in the process of determining which automotive platforms will commence production and at what volume levels. Future sales volumes with Chrysler and General Motors are dependent on which automobiles are manufactured and the amount of market share attained by Chrysler and General Motors. The Company assessed automobile platform release information currently available from both Chrysler and General Motors, as well as data from automotive market forecasting services available to suppliers, and recorded a write-down of inventory of approximately $0.2 million during the second quarter of 2009. As more information from Chrysler and General Motors becomes available related to platform production, the Company will continue to assess the net realizable value of its finished goods inventory for Chrysler and General Motors.

In addition to the foregoing, doing business in the North American and European automotive markets also contains other risks, including: a continued reduction in consumer demand for automobiles; further financial difficulties faced by automakers and other automotive customers; the potential impact thereof on labor unrest, supply chain disruptions, and the collectibility of any accounts receivable due to the Company from such automakers and other automotive customers. Also, consolidation among automotive parts suppliers and customers, pricing for automotive products and dependence on large customers, could impact the Company’s ability to compete. The Company typically has significant amounts of accounts receivable from automakers and other automotive customers outstanding at any point in time.

Other risk factors that can impact the Company’s businesses include: unforeseen changes in raw material pricing and supply, specifically, aluminum and other metals used in most of the Company’s heat-shield products and various fibers used in thermal/acoustical and performance materials products; increases in energy pricing; inherent risks at international operations; including fluctuations in foreign exchange rates; expansion into new geographic regions; the timing and performance of new-product introductions; realizing savings from Lean Six Sigma Initiatives; compliance with environmental laws and regulations; outcomes of legal contingencies or assertions by or against the Company relating to intellectual property rights; changes in tax laws and rates; strategic transactions, including restructurings; and other disruptions such as a natural disaster or terrorism can impact Lydall’s projected results.

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

Business Environment Overview

Lydall’s second quarter of 2009 and year-to-date financial results were adversely impacted by the ongoing global economic recession. In most markets that the Company’s businesses serve, Lydall experienced significant reductions in revenues in the second quarter of 2009, as compared to the second quarter of the prior year, due to the continued economic recession. Specifically, the Company’s North American and European automotive businesses continued to be impacted by global economic conditions resulting in less consumer demand for automobiles. The Company’s North American automotive (NA Auto) business was also negatively impacted by the bankruptcy filings of Chrysler and General Motors. In connection with its bankruptcy filing, Chrysler temporarily idled production at most manufacturing plants in the U.S. during a significant portion of the second quarter of 2009 while the company reorganized and had its bankruptcy plan approved in U.S. Bankruptcy Court. Also, General Motors had extended shut-down periods during the second quarter of 2009. Net sales were lower to Chrysler and General Motors by $5.5 million, or 83%, and $0.4 million, or 25%, respectively, in the second quarter of 2009 as compared to the same quarter of 2008.

According to CSM Worldwide, an automotive market forecasting service available to suppliers, in the second quarter of 2009, production of cars and light trucks in North America and Europe was estimated to be approximately 48% and 27%, respectively, less than the comparable period of 2008. In the Company’s Performance Materials segment, demand for the Company’s filtration and industrial thermal insulation products continued to be negatively impacted by customers maintaining lower production schedules due to reduced demand for their products. Lydall expects this weak demand with respect to the automotive industry as well as with other markets in which the Company operates to persist in the second half 2009, adversely affecting the Company’s revenues and profitability. Given the nature of the global economic recession and its effects on the markets in which the Company operates, Lydall is unable to predict the likely duration and severity of the current economic recession, or its impact on the Company’s financial results.

Operational Matters

Performance Materials Segment

During the second quarter of 2009, the Company’s filtration and industrial thermal insulation businesses continued to be impacted by negative global economic conditions. Many of the Company’s filtration media customers maintained lower production schedules due to reduced demand for their products. In addition, the Company’s industrial thermal insulation business continued to be negatively impacted by the lower construction of new home and commercial buildings in the U.S., as well as lower demand for the Company’s industrial and energy products. As a result of these conditions, for the quarter ended June 30, 2009, net sales and operating income for the Performance Materials Segment were $23.2 million and $1.1 million, respectively, compared to net sales and operating income of $31.2 million and $4.9 million, respectively, in the second quarter of 2008. For the remainder of 2009, the Company expects overall demand for its filtration and industrial thermal insulation products to be negatively impacted by the continued global economic recession as compared to the second half of 2008.

Thermal/Acoustical Segment

For the quarter ended June 30, 2009, net sales for the Thermal/Acoustical Segment were $27.5 million or approximately 33% lower than second quarter of 2008 after excluding the impact of foreign currency translation. The Thermal/Acoustical segment reported an operating loss of $5.8 million in the second quarter of 2009, as compared to operating income of $2.9 million in the quarter ended June 30, 2008. The second quarter of 2009 included restructuring charges attributable to the consolidation of the NA Auto operations of $3.0 million.

The Company’s Thermal/Acoustical Segment is comprised of Lydall’s global automotive parts business, and global automotive net sales represented approximately 50% of the Company’s net sales in the second quarter of 2009. The Company’s NA Auto and European automotive (Euro Auto) businesses continued to be severely impacted by less demand for automobiles by consumers, which resulted in lower production of automobiles by automakers in the U.S. and Europe. Net sales from the Company’s NA Auto business were also negatively impacted by the bankruptcy filings of Chrysler and General Motors. The Company has collected substantially all of the outstanding accounts receivable amounts from Chrysler and General Motors as of the bankruptcy filing dates and recorded an immaterial amount of bad debt expense in the second quarter of 2009.

During the second quarter of 2009, the Company was accepted into the federal Auto Supplier Support Program (Auto Program) that is designed to provide eligible suppliers with access to government-backed protection on those U.S. dollar receivables that are accepted into the Auto Program. The Company is participating in this Auto Program with General Motors and the Company selected the Auto Program option that provides government-backed protection on the collection of the receivables and includes expedited payment terms, all for which a charge of 3% of the accepted receivables is applicable. The Company is not participating in the Auto Program with Chrysler as the Company was informed that the Auto Program with Chrysler became inactive upon the filing of bankruptcy by Chrysler.

During the second quarter of 2009, the Company substantially completed its previously announced plan to close its St. Johnsbury, Vermont facility and consolidate its North American automotive parts production into its Hamptonville, North Carolina operation. This consolidation is expected to reduce operating costs, increase efficiency, and enhance the Company’s competitive position, while maintaining essentially the same level of manufacturing capacity. Beginning in the third quarter of 2009, the Company expects to start to benefit from reduced costs. On an annualized basis, the Company expects to save approximately $3.5 million to $4.0 million in costs as a result of this consolidation.

Looking forward into the second half of 2009, current global economic conditions, including consumer credit restrictions, are expected to continue to negatively impact consumers’ demand for automobiles, and the Company’s automotive parts sales are expected to be adversely impacted. According to CSM Worldwide, production of automobiles in North America and Europe in 2009 are expected to be approximately 27% lower than 2008 production and approximately 34% lower than 2007 production levels. As a result, the Company expects lower net sales from the Company’s global automotive businesses in 2009 as compared to 2008.

Other Products and Services

The Company’s vital fluids business, which serves the life science industry, reported net sales of $3.8 million and operating income of $0.1 million in the second quarter of 2009 as compared to $4.2 million of net sales and $0.2 million of operating income in the comparable period of 2008. The Company is taking steps to increase its market share in the bioprocessing market and expects to invest approximately $2.2 million in new capital equipment in 2009. During the first six months of 2009, the Company invested $1.0 million in new capital equipment that is expected to be placed in service in the latter part of 2009.

Market conditions in the semiconductor industry continue to negatively impact capital equipment spending by that industry. As a result, the Company’s Affinity® temperature control equipment business (Affinity) which primarily serves the semiconductor industry reported net sales of $1.4 million and an operating loss of $1.0 million in the second quarter of 2009. Affinity reported net sales of $3.9 million and an operating loss of $0.5 million in the second quarter of 2008. The Company expects the depressed capital equipment spending to continue to negatively impact the Company’s Affinity business during the remainder of 2009.

Results of Continuing Operations

The following table presents selected statement of operations line items for the quarter and six months ended June 30, 2009 on a comparative basis with the quarter and six months ended June 30, 2008 expressed as a relative percentage of consolidated net sales:

	Quarter Ended		Six Months Ended
In thousands	June 30, 2009	June 30, 2008	June 30, 2009	June 30, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	92.6%	77.2%	90.8%	77.0%
Gross margin	7.4%	22.8%	9.2%	23.0%
Selling, product development and administrative expenses	22.7%	17.5%	23.4%	17.5%
Operating (loss) income from continuing operations	(15.3)%	5.3%	(14.2)%	5.5%
Net (loss) income	(10.6)%	3.5%	(9.5)%	3.5%

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three month periods ended June 30, 2009 (Q2-09) and June 30, 2008 (Q2-08) and for the six months ended June 30, 2009 (YTD-09) and June 30, 2008 (YTD-08). In addition, all of the results of operations within this Item exclude the results of the Transport business, a discontinued operation.

Net Sales

	Quarter Ended		Percent Change	Six Months Ended		Percent Change
In thousands	Q2-09	Q2-08		YTD-09	YTD-08
Net sales	$55,981	$83,958	(33.3)%	$110,314	$173,853	(36.5)%

Excluding the impact of foreign currency translation, net sales for the current quarter decreased by $24.6 million, or 29.3%, when compared to the second quarter of 2008. In the Thermal/Acoustical segment, net sales decreased by $15.0 million, or 33.4%, excluding the impact of foreign currency translation, as automotive parts net sales decreased by $15.8 million and tooling net sales increased by $0.8 million. Excluding the impact of foreign currency translation, Performance Materials segment net sales decreased by $7.0 million, or 22.4%, in the second quarter of 2009, as compared to the second quarter of 2008. Filtration and industrial thermal insulation product net sales decreased by $3.0 million and $4.0 million, respectively. Net sales of Other Products and Services (OPS) in the second quarter of 2009 decreased by $2.9 million, or 35.2%, as compared to the same quarter a year ago. The Affinity® temperature control equipment business posted decreased net sales of $2.5 million and net sales from the Company’s vital fluids business were lower by $0.4 million compared to the second quarter of 2008.

Excluding the impact of foreign currency translation, net sales for the six months ended June 30, 2009 decreased by $57.0 million, or 32.8%, when compared to the first six months of 2008. In the Thermal/Acoustical segment, net sales decreased by $37.4 million, excluding the impact of foreign currency translation, as automotive parts net sales decreased by $33.7 million and tooling net sales decreased by $3.7 million. Excluding the impact of foreign currency translation, Performance Materials segment net sales decreased by $13.3 million, or 21.9%, in the first six months of 2009, as compared to the same period of 2008. Filtration and industrial thermal insulation product net sales decreased by $6.2 million and $7.1 million, respectively. Year-to-date net sales of OPS decreased by $6.6 million compared to the first six months of 2008. Net sales from the Company’s vital fluids business decreased by $1.4 million and net sales from the Company’s Affinity® temperature control equipment business decreased by $5.2 million in the first half of 2009 as compared to the first six months of 2008.

Gross Margin

	Quarter Ended		Percent Change	Six Months Ended		Percent Change
In thousands	Q2-09	Q2-08		YTD-09	YTD-08
Gross margin	$4,170	$19,174	(78.3)%	$10,163	$40,019	(74.6)%
Percentage of sales	7.4%	22.8%		9.2%	23.0%

The decrease in gross margin percentage in the second quarter of 2009, as compared to the same period a year ago, was caused by lower gross margin percentage from the Thermal Acoustical and Performance Materials segments as well as from OPS, all of which were negatively impacted by global economic conditions. Lower net sales resulted in higher per-unit manufacturing costs, as each unit absorbed a greater amount of fixed costs. The most significant reduction in gross margin percentage occurred in the Company’s automotive business, included in the Thermal/Acoustical segment, as a result of lower net sales of $15.0 million, when excluding the impact of foreign currency translation. Also, restructuring related charges of $3.0 million in the second quarter of 2009, associated with the consolidation of the Company’s St. Johnsbury, VT automotive parts plant into the Company’s Hamptonville, NC plant, negatively impacted gross margin percentage by approximately 540 basis points.

The decrease in gross margin percentage in the first six months of 2009, as compared to the same period a year ago, was caused by lower gross margin percentage from all businesses included in the Thermal Acoustical and Performance Materials segments as well as from OPS, which were negatively impacted by global economic conditions. Lower net sales resulted in higher per-unit manufacturing costs, as each unit absorbed a greater amount of fixed costs. The most significant reduction in gross margin percentage occurred in the Company’s automotive business, included in the Thermal/Acoustical segment, as a result of lower net sales of $37.4 million, when excluding the impact of foreign currency translation. Also, restructuring related charges of $5.1 million in first half of 2009, associated with the consolidation of the Company’s St. Johnsbury, VT automotive parts plant into the Company’s Hamptonville, NC plant, negatively impacted gross margin percentage by approximately 450 basis points.

Selling, Product Development and Administrative Expenses

	Quarter Ended		Percent Change	Six Months Ended		Percent Change
In thousands	Q2-09	Q2-08		YTD-09	YTD-08
Selling, product development and administrative expenses	$12,722	$14,697	(13.4)%	$25,804	$30,469	(15.3)%
Percentage of sales	22.7%	17.5%		23.4%	17.5%

Selling, product development and administrative expenses decreased by $2.0 million, or $1.5 million when excluding the impact of foreign currency translation, in the current quarter as compared to the second quarter of 2008. This reduction was primarily due to decreases in incentive compensation expense of $0.8 million, salaries and benefits expense of $0.3 million, and sales commission expense of $0.3 million, as well as reductions in other discretionary spending. Lower salaries and benefits expense was due to reductions in workforce that occurred during the last half of 2008 and into 2009 as well as the Company suspending its matching contribution to its sponsored 401(k) plan, beginning with the first payroll of May 2009, for all non-union domestic employees. Lower incentive compensation was due to the Company not recording any incentive compensation expense in the second quarter of 2009, because no bonuses were earned under the Company’s bonus program based on year-to-date results. Lower sales commission expenses were due to lower sales in the second quarter of 2009 as compared to the second quarter of 2008.

Selling, product development and administrative expenses decreased by $4.7 million, or $3.8 million when excluding the impact of foreign currency translation, in the first six months of 2009 as compared to the same period in 2008. This reduction was primarily due to decreases in incentive compensation expense of $1.5 million, salaries and benefits expense of $0.8 million, and sales commission expense of $0.8 million, as well as reductions in other discretionary spending. Lower salaries and benefits expense was due to reductions in workforce that occurred during the last half of 2008 and into 2009 as well as the Company suspending its matching contribution to its sponsored 401(k) plan, beginning with the first payroll of May 2009, for all non-union domestic employees. The total number of selling, product development and administrative employees for the Company has decreased by approximately 15% since June 30, 2008. Lower incentive compensation was due to the Company not recording any incentive compensation expense in the first half of 2009, because no bonuses were earned under the Company’s bonus program based on year-to-date results. Lower sales commission expenses were due to lower sales in the first six months of 2009 as compared to the comparable period of 2008.

Interest Expense

	Quarter Ended		Percent Change	Six Months Ended		Percent Change
In thousands	Q2-09	Q2-08		YTD-09	YTD-08
Interest expense	$198	$129	53.5%	$332	$244	36.1%
Weighted average interest rate	4.8%	5.2%		5.0%	5.2%

The increase in interest expense for the quarter and six months ended June 30, 2009, as compared to the same periods from 2008, was primarily due to increased interest expense related to the amortization of debt financing costs associated with the Company entering into a new credit facility in March, 2009.

Other Income/Expense

Other income and expense for the quarters and six months ended June 30, 2009 and 2008 consisted of insignificant activity related to foreign exchange transaction gains and losses and investment income.

Income Taxes

The effective tax rate from continuing operations for the quarter ended June 30, 2009 was a benefit of 31.9% compared with expense of 37.0% for the second quarter of 2008. The second quarter of 2009 included income tax expense of $0.4 million associated with a taxable gain recognized on the surrender of Company owned life insurance policies. The effective tax rate for the six months ended June 30, 2009 was a benefit of 33.9% compared with expense of 37.0% for the same period of 2008. For 2009, the Company expects its effective tax rate to be approximately 34% to 36% from continuing operations.

As of June 30, 2009, the net amount of unrecognized tax benefits was $1.1 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $1.1 million. There have been no significant changes to these amounts during the quarter or six months ended June 30, 2009.

Consolidation, Restructuring and Related Charges

In September 2008, the Company announced the closing of its St. Johnsbury, Vermont manufacturing facility and the consolidation of its North American automotive parts production into its Hamptonville, North Carolina operation. This consolidation is expected to reduce operating costs significantly, increase efficiency, and enhance the Company’s competitive position, while maintaining essentially the same level of manufacturing capacity. The Company commenced the transfer of equipment and production in the first quarter of 2009 and substantially completed the consolidation during the second quarter of 2009. Beginning in the third quarter of 2009, the Company expects to start to benefit from reduced fixed overhead and selling, product development and administrative expenses as a result of the consolidation. On an annualized basis, the Company expects to save approximately $3.5 million to $4.0 million in costs as a result of this consolidation with approximately 90% of the savings impacting gross margins and the remainder reducing selling, product development and administrative expenses. Actual results could differ from these estimates.

During the second quarter of 2009, the Company recorded pre-tax restructuring charges related to the consolidation of $3.0 million, all of which were included in cost of sales in the Thermal/Acoustical segment. Year-to-date, the Company recorded pre-tax restructuring charges of $5.1 million in the Thermal/Acoustical segment related to the consolidation, including $5.0 million in cost of sales and $0.1 million in selling, product development and administrative expenses. These restructuring activity costs primarily included severance related costs, acceleration of depreciation expense on fixed assets that were not transferred to the Hamptonville, NC facility, and facility exit, moving and set-up costs of equipment transferred from St. Johnsbury, VT. to Hamptonville, NC.

In total, the Company expects to record pre-tax charges of approximately $7.3 million, or approximately $.28 per diluted share, over the period of consolidation, including pre-tax charges of $6.7 million, or $.26 per diluted share, already incurred by the Company through June 30, 2009. The estimated remaining costs under this restructuring program of approximately $0.6 million are primarily related to estimated lease termination costs in connection with the St. Johnsbury, VT. facility. The Company expects to record a liability at fair value when Lydall ceases using the right conveyed by the lease agreement, which is expected to occur in the second half of 2009.

Total cash outflows are expected to be approximately $5.7 million, with approximately $4.7 million already paid by the Company as of June 30, 2009, and approximately $1.0 million to be paid primarily in the third quarter of 2009. Actual results could differ from these estimates. See Note 5 to the Condensed Consolidated Financial Statements for additional discussion of this restructuring.

Segment Results

The following table presents sales information for the key product and service groups included within each operating segment for the quarter and six months ended June 30, 2009 compared with the quarter and six months ended June 30, 2008:

In thousands	Quarter Ended June 30, 2009	Quarter Ended June 30, 2008	Dollar Change	Percentage Change
Performance Materials:
Filtration	$15,869	$19,856	$(3,987)	(20.1)%
Industrial Thermal Insulation	7,349	11,335	(3,986)	(35.2)%

Performance Materials Segment net sales	$23,218	$31,191	$(7,973)	(25.6)%
Thermal/Acoustical:
Automotive parts	$23,454	$41,239	$(17,785)	(43.1)%
Automotive tooling	4,085	3,743	342	9.1%

Thermal/Acoustical Segment net sales	$27,539	$44,982	$(17,443)	(38.8)%
Other Products and Services:
Vital Fluids	$3,845	$4,220	$(375)	(8.9)%
Affinity® temperature control equipment	1,414	3,892	(2,478)	(63.7)%

Other Products and Services net sales	$5,259	$8,112	$(2,853)	(35.2)%
Eliminations and Other	(35)	(327)	292	89.3%

Consolidated Net Sales	$55,981	$83,958	$(27,977)	(33.3)%

In thousands	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008	Dollar Change	Percentage Change
Performance Materials:
Filtration	$30,580	$38,819	$(8,239)	(21.2)%
Industrial Thermal Insulation	15,015	22,154	(7,139)	(32.2)%

Performance Materials Segment net sales	$45,595	$60,973	$(15,378)	(25.2)%
Thermal/Acoustical:
Automotive parts	$46,812	$84,155	$(37,343)	(44.4)%
Automotive tooling	7,601	12,127	(4,526)	(37.3)%

Thermal/Acoustical Segment net sales	$54,413	$96,282	$(41,869)	(43.5)%
Other Products and Services:
Vital Fluids	$6,928	$8,381	$(1,453)	(17.3)%
Affinity® temperature control equipment	3,725	8,908	(5,183)	(58.2)%

Other Products and Services net sales	$10,653	$17,289	$(6,636)	(38.4)%
Eliminations and Other	(347)	(691)	344	49.8%

Consolidated Net Sales	$110,314	$173,853	$(63,539)	(36.5)%

Operating income by segment was as follows:

	Quarter Ended June 30, 2009		Quarter Ended June 30, 2008
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change	Percentage Change
Performance Materials	$1,119	4.8%	$4,864	15.6%	$(3,745)	(77.0)%
Thermal/Acoustical	(5,758)	(20.9)%	2,854	6.3%	(8,612)	N/A
Other Products and Services	(861)	(16.4)%	(340)	(4.2)%	(521)	(153.2)%
Corporate Office Expenses	(3,052)	—	(2,901)	—	(151)	(5.2)%

Consolidated Operating Income	$(8,552)	(15.3)%	$4,477	5.3%	$(13,029)	N/A

	Six Months Ended June 30, 2009		Six Months Ended June 30, 2008
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change	Percentage Change
Performance Materials	$2,375	5.2%	$9,476	15.5%	$(7,101)	(74.9)%
Thermal/Acoustical	(10,067)	(18.5)%	7,520	7.8%	(17,587)	N/A
Other Products and Services	(1,661)	(15.6)%	(568)	(3.3)%	(1,093)	(192.4)%
Corporate Office Expenses	(6,288)	—	(6,878)	—	590	8.6%

Consolidated Operating Income	$(15,641)	(14.2)%	$9,550	5.5%	$(25,191)	N/A

Performance Materials

Performance Materials segment net sales were $23.2 million in the current quarter compared with $31.2 million in the same period last year. Excluding the impact of foreign currency translation, segment net sales decreased by $7.0 million, or 22.4%, in the current quarter. Net sales of filtration products decreased by $3.0 million as many of the Company’s air filtration media customers maintained their lower production schedules due to reduced demand for their products. Net sales of industrial thermal insulation products decreased by $4.0 million in the second quarter of 2009 as compared to the same period of 2008. This decrease was due to reductions in net sales of both energy and industrial products and building and appliance insulation products. Throughout most of 2008, there was strong demand for the Company’s energy and industrial products. However, in the second quarter of 2009, net sales of energy and industrial products decreased by $2.2 million due to lower capital project investments by customers in the electrical and cryogenic markets. Net sales of building and appliance insulation products decreased by $1.8 million in the current quarter, as compared to the second quarter of 2008, as the Company continues to be impacted by lower construction of new homes and commercial buildings in the U.S.

The Performance Materials segment reported operating income of $1.1 million in the second quarter of 2009, a decrease of $3.7 million compared with the second quarter of 2008. Lower net sales and the resulting lower gross margin, and to a lesser extent the results at the Company’s Solutech operation acquired in December 2008, contributed to the reduction in operating income in the second quarter of 2009. In addition, in the second quarter of 2009 the Company completed negotiations on a new collective bargaining agreement with certain of its domestic union employees. As a result, benefits under the union employee pension plan stopped accruing for most domestic union employees, effective July 1, 2009. This amendment to the pension plan resulted in a pension curtailment loss of $0.2 million, included in cost of sales, during the second quarter of 2009. Selling, product development expenses and administrative expenses were lower in the second quarter of 2009 by $0.3 million, as compared to the same period of 2008, primarily due to lower incentive compensation expense as no bonuses were earned under the Company’s bonus program in the second quarter of 2009 based on year-to-date results.

Performance Materials segment net sales were $45.6 million in the first six months of 2009 compared with $61.0 million in the same period last year. Excluding the impact of foreign currency translation, segment net sales decreased by $13.3 million, or 21.9%, in the first half of 2009 as compared to the first half of 2008. Net sales of filtration products decreased by $6.2 million as many of the Company’s air filtration media customers lowered production schedules due to reduced demand for their products. Net sales of industrial thermal insulation products decreased by $7.1 million in the first six months of 2009 as compared to the same period of 2008. This decrease was due to reductions in net sales of both energy and industrial products and building and appliance insulation products. Throughout most of 2008, there was strong demand for the Company’s energy and industrial products. However, in the first six months of 2009, net sales of energy and industrial products decreased by $3.8 million due to lower capital project investments by customers in the electrical and cryogenic markets. Net sales of building and appliance insulation products decreased by $3.3 million in the first half of 2009, as compared to the first six months of 2008, as the Company continues to be impacted by lower construction of new homes and commercial buildings in the U.S.

The Performance Materials segment reported operating income of $2.4 million in the six months ended June 30, 2009, a decrease of $7.1 million compared with the comparable period of 2008. Lower net sales and the resulting lower gross margin, and to a lesser extent the results at the Company’s Solutech operation acquired in December 2008, contributed to the reduction in operating income in the first six months of 2009. Selling, product development expenses and administrative expenses were lower in the first half of 2009 by $0.4 million, as compared to the same period of 2008, primarily due to lower incentive compensation expense as no bonuses were earned under the Company’s bonus program in 2009 based on year-to-date results.

Thermal/Acoustical

Thermal/Acoustical Segment net sales decreased to $27.5 million for the quarter ended June 30, 2009, compared with $45.0 million for the same period of 2008. Excluding the impact of foreign currency translation, net sales decreased by $15.0 million, or 33.4%, when compared to the same period a year ago. Automotive parts net sales decreased by $15.8 million, or 38.4%, and tooling net sales increased by $0.8 million, or 21.6%, in the second quarter of 2009, as compared to the second quarter of 2008. Automotive parts net sales in North America were lower by $10.6 million, or 51.7%, in the second quarter of 2009, while parts net sales in Europe decreased by $5.2 million, or 25.3%, net of foreign currency translation, as compared to the second quarter of 2008. In North America and Europe, automotive parts net sales were adversely impacted by lower production on current platforms, early termination of various platforms and delays in launches of new platforms, due to lower consumer demand for automobiles. The Company’s North American automotive business was also negatively impacted by the bankruptcy filings of Chrysler and General Motors. In connection with its bankruptcy filing, Chrysler temporarily idled production at most manufacturing plants in the U.S. during a significant portion of the second quarter of 2009 while the company reorganized and had its bankruptcy plan approved in U.S. Bankruptcy Court. Also, General Motors had extended shut-down periods during the second quarter of 2009. Net sales were lower to Chrysler and General Motors by $5.5 million, or 83%, and $0.4 million, or 25%, respectively, in the second quarter of 2009 as compared to the same quarter of 2008.

For the current quarter, operating loss for the segment was $5.8 million compared with operating income of $2.9 million in the second quarter of 2008. A significant decrease in net sales from the Company’s North American and European automotive operations and restructuring related charges contributed to the Thermal/Acoustical segment operating loss. Restructuring related charges, attributable to the consolidation of the North American automotive operations, were $3.0 million in the second quarter of 2009. Selling, product development and administrative expenses were lower by $1.7 million in the second quarter of 2009, as compared to the same quarter of 2008, primarily due to lower salaries and benefits expense of $1.0 million, sales commission expense of $0.3 million, as well as other reductions in discretionary spending. Positively impacting the lower salaries and benefits expense were reductions in workforce at certain operations, the Company suspending its matching contribution to its sponsored 401(k) plan, beginning with the first payroll of May 2009, for all non-union domestic employees, as well as the absence of severance expenses of $0.4 million recorded in the second quarter of 2008 related to realigning management in the global automotive business.

Thermal/Acoustical Segment net sales decreased to $54.4 million for the six month period ended June 30, 2009, compared with $96.3 million for the same period of 2008. Excluding the impact of foreign currency translation, net sales decreased by $37.4 million when compared to the same period a year ago. Automotive parts net sales decreased by $33.7 million and tooling net sales decreased by $3.7 million in the first half of 2009, as compared to the first six months of 2008. Automotive parts net sales in North America were lower by $19.7 million, or 47.0%, in the first six months of 2009, while parts net sales in Europe decreased by $14.0 million, or 33.1%, net of foreign currency translation, as compared to the comparable period of 2008. In North America and Europe, automotive parts net sales were adversely impacted by lower production on current platforms, early termination of various platforms and delays in launches of new platforms, due to lower consumer demand for automobiles. The Company’s North American automotive business was also negatively impacted by the bankruptcy filings of Chrysler and General Motors. In connection with its bankruptcy filing, Chrysler temporarily idled production at most manufacturing plants in the U.S. during a significant portion of the second quarter of 2009 while the company reorganized and had its bankruptcy plan approved in U.S. Bankruptcy Court. Also, General Motors had extended shut-down periods during the second quarter of 2009.

For the first six months of 2009, operating loss for the segment was $10.1 million compared with operating income of $7.5 million in the same period of 2008. A significant decrease in net sales from the Company’s North American and European automotive operations and restructuring related charges, contributed to the Thermal/Acoustical segment operating loss. Restructuring related charges, attributable to the consolidation of the North American automotive operations, were $5.1 million in the first half of 2009. Selling, product development and administrative expenses were lower by $3.2 million, or $2.7 million excluding the impact of foreign currency, in the first six months of 2009, as compared to the same period of 2008, primarily due to lower salaries and benefits expense of $1.5 million, sales commission expense of $0.6 million, incentive compensation of $0.3 million, as well as other reductions in discretionary spending. Positively impacting the lower salaries and benefits expense were reductions in workforce at certain operations, the Company suspending its matching contribution to its sponsored 401(k) plan, beginning with the first payroll of May 2009, for all non-union domestic employees, as well as the absence of severance expenses of $0.4 million recorded in the first half of 2008 related to realigning management in the global automotive business. Lower sales commission expenses were due to lower sales in the first six months of 2009 as compared to the comparable period of 2008.

Other Products and Services

The decrease in OPS net sales of $2.9 million in the second quarter of 2009, compared to the same quarter of 2008, was due to decreased volumes of net sales from the Company’s Affinity® temperature control equipment business of $2.5 million and the vital fluids business of $0.4 million. The decrease in Affinity net sales during the current quarter was attributable to the continued reduction in capital equipment spending in the semiconductor industry that the Company serves. The decrease in net sales of vital fluids’ products was primarily attributable to decreased volumes of blood filtration product net sales and bioprocessing net sales.

The OPS operating loss was $0.9 million for the second quarter of 2009, compared to an operating loss of $0.3 million for the second quarter 2008. The Affinity business reported an operating loss of $1.0 million in the second quarter of 2009 compared to an operating loss of $0.5 million in the second quarter of 2008. The reduction in net sales of 63.6% in the second quarter of 2009 as compared to the second quarter of 2008 caused the increase in the operating loss. The operating income at the vital fluids business in the second quarter of 2009 of $0.1 million was essentially flat when compared to the second quarter of 2008. Lower gross margin from lower net sales was essentially offset by lower selling product development and administrative expenses.

The decrease in OPS net sales of $6.6 million in the first half of 2009, compared to the same period of 2008, was due to decreased volumes of net sales from the Company’s Affinity® temperature control equipment business of $5.2 million and the vital fluids business of $1.4 million. The decrease in Affinity net sales during the first six months of 2009 was attributable to the depressed capital equipment spending in the semiconductor industry that the Company serves. The decrease in net sales of vital fluids’ products was primarily attributable to decreased volumes of blood filtration product net sales and bioprocessing net sales.

The OPS operating loss was $1.7 million for the six months ended June 30, 2009, compared to an operating loss of $0.6 million in the six months ended June 30, 2008. The Affinity business reported an operating loss of $1.5 million in the first six months of 2009 compared to an operating loss of $1.0 million in the comparable period of 2008. The reduction in net sales of 58.2% in the first half of 2009 as compared to the same period of 2008 caused the increase in the operating loss. The operating loss of $0.2 million reported by the vital fluids business was due to lower net sales as well as product mix reducing gross margin percentage.

Corporate Office Expenses

Corporate office expenses were $3.1 million in the second quarter of 2009, compared to $2.9 million for the second quarter of 2008. This increase was primarily related to higher expense associated with the Company’s sponsored defined benefit pension plans, partially offset by lower incentive compensation expense. Higher pension expense was primarily impacted by a lower expected rate of return on assets in 2009 compared to 2008, applied to a lower base of assets, and increases in amortization of actuarial losses being amortized to expense. Lower incentive compensation was due to the Company not recording any incentive compensation expense in the second quarter of 2009, because no bonuses were earned under the Company’s bonus program based on year-to-date results.

Corporate office expenses were $6.3 million in the first six months of 2009, compared to $6.9 million for the same period of 2008. This decrease was primarily due to lower incentive compensation expense, lower salaries expense, as well as other reductions in discretionary spending, partially offset by higher expense associated with the Company’s sponsored defined benefit pension plans. Lower incentive compensation was due to the Company not recording any incentive compensation expense in the first half of 2009, because no bonuses were earned under the Company’s bonus program based on year-to-date results. Reductions in personnel contributed to lower salaries expense in the first six months of 2009 as compared to the same period of 2008. Higher pension expense was primarily impacted by a lower expected rate of return on assets in 2009 compared to 2008, applied to a lower base of assets, and increases in amortization of actuarial losses being amortized to expense.

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

On March 11, 2009, the Company and the Company’s domestic subsidiaries, as co-borrowers or guarantors, entered into a $35 million senior secured domestic revolving credit facility (Domestic Credit Facility) with a financial institution (Lender), which replaced the Company’s prior domestic revolving credit facility that expired on February 1, 2009. The loan agreement setting forth the terms and conditions of the Domestic Credit Facility (Loan Agreement) was filed with the Securities and Exchange Commission on Form 8-K on March 17, 2009. The Company had no borrowings on the Domestic Credit Facility at June 30, 2009.

Availability under the Domestic Credit Facility is subject to a borrowing base comprised of certain percentages of eligible domestic accounts receivable, eligible domestic inventories and eligible domestic fixed assets, reduced by applicable reserves. The Domestic Credit Facility is secured by a perfected first priority lien and security interest in most of the present and future assets of the Company and its domestic subsidiaries, as well as 100% of all of the issued and outstanding shares of capital stock of the Company’s domestic subsidiaries and a pledge of 65% of the issued and outstanding shares of the capital stock of certain of the Company’s foreign subsidiaries. The maturity date for the domestic credit facility is March 11, 2012.

The Loan Agreement contains a number of affirmative and negative covenants, including financial covenants, which may impact the Company’s ability to borrow funds under the Domestic Credit Facility. Among others, the Company and its domestic subsidiaries at all times must maintain Excess Availability, as defined in the loan agreement, of not less than $5.0 million. In addition, if the Company’s borrowings under the Domestic Credit Facility exceed $5.0 million, or Excess Availability under the Credit Facility is less than $12.5 million, the Company is subject to a minimum cash flow requirement determined as of the end of each month during the period March 31, 2009 to July 31, 2009. Thereafter, if the Company’s borrowings under the Domestic Credit Facility exceed $5.0 million, or Excess Availability under the Credit Facility is less than $12.5 million, the Company is required to meet a minimum fixed charge coverage ratio. The fixed charge coverage ratio requires that, at the end of any month, the ratio of consolidated EBITDA to fixed charges may not be less than 1 to 1 for the immediately preceding 12 month period, except that prior to August 31, 2010 compliance with the fixed charge coverage ratio generally shall be measured during the period commencing as of August 1, 2009 and ending as of the last day of the month in the measuring period. The Credit Facility also generally restricts the Company’s ability to pay a cash dividend on its common stock or repurchase shares of common stock, subject to certain stated exceptions.

The Company’s borrowings under the Domestic Credit Facility have not exceeded $5.0 million at any time since the creation of the Domestic Credit Facility and the Excess Availability under the Domestic Credit Facility has not been less than $12.5 million. However, the Company did not meet the minimum cash flow requirement that would have been applicable for the months ended April 2009 through June 2009 if such borrowings had exceeded $5.0 million or the Excess Availability had been less than $12.5 million. As a result, the Company is effectively limited to borrowing the lesser of $5.0 million or an amount that does not reduce Excess Availability below $12.5 million, under the Domestic Credit Facility until such time as it meets the required minimum cash flow requirement or fixed charge coverage ratio set forth in the Loan Agreement. As of June 30, 2009, the Company was limited to borrowing up to $5.0 million under the Domestic Credit Facility.

There can be no assurance that the Company will be able to meet the minimum cash flow requirement or the fixed charge coverage ratio set forth in the Loan Agreement. In such event, the Company’s borrowing capacity under the Domestic Credit Facility would be limited to the lesser of $5.0 million, or an amount that does not reduce Excess Availability below $12.5 million, in order to avoid the creation of an Event of Default. Whether or not the Company is able to meet the minimum cash flow requirement or minimum fixed charge coverage ratio set forth in the Loan Agreement, the Company believes that its currently available resources and its accessibility to debt financing sources are sufficient to satisfy the Company’s cash requirements for the foreseeable future.

Operating Cash Flows

Net cash used for operating activities in the first six months of 2009 was $3.2 million compared with cash provided by operations of $15.4 million in the first six months of 2008. Contributing to the decreased operating cash flows was a net loss of $10.5 million, in the first six months of 2009 as compared to net income of $6.1 million in the same period a year ago. Partially offsetting the impact of the net loss were reductions in accounts receivable and inventories aggregating $5.1 million in 2009. Also, the Company generated $2.4 million of cash from the net proceeds of the Company owned life insurance policies on certain former executives after making lump-sum payments to terminate its Supplemental Executive Retirement Plan to the former executives.

Investing Cash Flows

In the first six months of 2009, net cash used for investing activities was $1.2 million compared with $5.3 million in 2008. Capital expenditures were $3.6 million for the first six months of 2009, compared with $5.3 million for the same period of 2008. Cash of $2.4 million was released in 2009 from a restricted cash account that was required as security for outstanding letters of credit prior to establishing the letters of credit as part of the domestic credit facility. Capital spending for 2009 is expected to be approximately $5.0 million to $7.0 million.

Financing Cash Flows

In the first six months of 2009, net cash used for financing activities was $0.7 million, primarily due to capital lease payments. As of June 30, 2009, the Company had unused borrowing capacity of approximately $28.4 million under various credit facilities, including $18.6 million under its domestic credit facility and $9.8 under various foreign credit facilities. The Company did not meet the minimum cash flow requirement that would have been applicable for the months ended April 2009 through June 2009 if such borrowings had exceeded $5.0 million or the Excess Availability had been less than $12.5 million. As a result, the Company is effectively limited to borrowing the lesser of $5.0 million or an amount that does not reduce Excess Availability below $12.5 million, under the Domestic Credit Facility until such time as it meets the required minimum cash flow requirement or fixed charge coverage ratio set forth in the Loan Agreement. As of June 30, 2009, the Company was limited to borrowing up to $5.0 million under the Domestic Credit Facility.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the quarter and six months ended June 30, 2009.

Recently Issued Accounting Standards

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (FAS 162), which became effective on November 13, 2008. FAS 162 identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with Generally Accepted Accounting Principles (GAAP). FAS 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly. This statement documents the hierarchy of the various sources of accounting principles and the framework for selecting the principles used in preparing financial statements. FAS 162 was replaced by the issuance of

SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (FAS 168) in June 2009. FAS 168 will become the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of FAS 168 is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (FAS 165). This statement establishes principles and requirements for subsequent events. The statement sets forth the period after the balance sheet date and the circumstances under which an entity shall evaluate events or transactions for potential recognition or disclosure in the financial statements. The Statement also requires entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. FAS 165 shall be effective for interim and financial periods ending after June 15, 2009. The Company adopted FAS 165 on June 30, 2009 and the adoption did not impact the Company’s financial statements. The subsequent events review performed by the Company was completed on August 3, 2009 which was the date the financial statements were issued.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risks from those disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, conducted an evaluation as of June 30, 2009 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such material information has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have not been any changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On January 25, 2008, a suit was filed against the Company in the Connecticut Superior Court by a former employee. The complaint alleges that the Company breached the former employee’s employment agreement and stock option agreements and that the Company owes the employee approximately $0.8 million, plus any compensatory and punitive damages awarded by the Court. No reserve has been recorded as of June 30, 2009 related to this lawsuit as the Company believes that this suit is without merit and intends to defend it vigorously.

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

LYDALL, INC.

August 3, 2009	By:	/s/ James V. Laughlan
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