Form 10-Q
period 2009-09-30
LYDALL INC /DE/
filed 2009-11-03
CIK 60977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No   ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $.10 par value per share.
Total Shares outstanding October 23, 2009	16,834,010

LYDALL, INC.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Quarter Ended September 30,
	2009	2008
	(Unaudited)
Net sales	$66,090	$71,110
Cost of sales	54,703	56,234

Gross margin	11,387	14,876
Selling, product development and administrative expenses	11,657	11,839

Operating (loss) income from continuing operations	(270)	3,037
Interest expense	278	108
Other expense (income), net	7	(84)

(Loss) Income from continuing operations before income taxes	(555)	3,013
Income tax (benefit) expense	(282)	1,283

(Loss) Income from continuing operations	(273)	1,730
Income from discontinued operations, net of tax	—	935

Net (loss) income	$(273)	$2,665

Basic (loss) earnings per share:
Continuing operations	$(.02)	$.10
Discontinued operations	$—	$.06
Net (loss) income	$(.02)	$.16
Diluted (loss) earnings per share:
Continuing operations	$(.02)	$.10
Discontinued operations	$—	$.06
Net (loss) income	$(.02)	$.16
Weighted average number of common shares outstanding:
Basic	16,581	16,483
Diluted	16,581	16,651

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
Net sales	$176,404	$244,963
Cost of sales	154,854	190,068

Gross margin	21,550	54,895
Selling, product development and administrative expenses	37,461	42,308

Operating (loss) income from continuing operations	(15,911)	12,587
Interest expense	610	352
Other income, net	(149)	(263)

(Loss) Income from continuing operations before income taxes	(16,372)	12,498
Income tax (benefit) expense	(5,641)	4,792

(Loss) Income from continuing operations	(10,731)	7,706
Income from discontinued operations, net of tax	—	1,052

Net (loss) income	$(10,731)	$8,758

Basic (loss) earnings per share:
Continuing operations	$(.65)	$.47
Discontinued operations	$—	$.06
Net (loss) income	$(.65)	$.53
Diluted (loss) earnings per share:
Continuing operations	$(.65)	$.46
Discontinued operations	$—	$.06
Net (loss) income	$(.65)	$.53
Weighted average number of common shares outstanding:
Basic	16,556	16,443
Diluted	16,556	16,575

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30, 2009	December 31, 2008
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$12,706	$13,660
Accounts receivable, net	40,693	34,297
Inventories, net	31,874	40,772
Taxes receivable	4,863	1,992
Prepaid expenses and other current assets, net	6,768	5,178

Total current assets	96,904	95,899
Property, plant and equipment, at cost	248,941	240,471
Accumulated depreciation	(151,523)	(138,582)

Net, property, plant and equipment	97,418	101,889
Restricted cash	—	2,400
Goodwill and other intangible assets	26,601	27,099
Other assets, net	7,867	10,401

Total assets	$228,790	$237,688

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,575	$1,455
Accounts payable	23,379	20,507
Accrued payroll and other compensation	6,058	7,566
Other accrued liabilities	7,796	7,712

Total current liabilities	38,808	37,240
Long-term debt	5,786	6,699
Deferred tax liabilities	4,735	7,398
Pension and other long-term liabilities	19,107	20,206
Stockholders’ equity:
Preferred stock	—	—
Common stock	2,328	2,317
Capital in excess of par value	52,882	52,071
Retained earnings	172,928	183,660
Accumulated other comprehensive loss	(2,800)	(6,920)
Treasury stock, at cost	(64,984)	(64,983)

Total stockholders’ equity	160,354	166,145

Total liabilities and stockholders’ equity	$228,790	$237,688

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30,
	2009	2008
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(10,731)	$8,758
Adjustments to reconcile net (loss) income to net cash from operating activities:
Gain from discontinued operations, net of tax	—	(860)
Depreciation and amortization	11,831	11,760
Deferred income taxes	(3,276)	2,300
Stock based compensation	823	788
Loss on disposition of property, plant and equipment	18	137
Changes in operating assets and liabilities:
Accounts receivable	(5,306)	3,671
Inventories	9,755	(2,397)
Taxes receivable	(2,873)	1,396
Accounts payable	2,341	(3,187)
Accrued payroll and other compensation	(1,657)	904
Proceeds from surrender of life insurance policies	3,830	—
Supplemental executive retirement settlement payments	(1,433)	—
Other, net	(1,153)	(4,454)

Net cash provided by operating activities	2,169	18,816

Cash flows from investing activities:
Proceeds from sale of operation, net	—	2,772
Decrease in restricted cash	2,400	—
Capital expenditures	(4,840)	(8,136)

Net cash used for investing activities	(2,440)	(5,364)

Cash flows from financing activities:
Debt proceeds	8,688	—
Debt repayments	(9,789)	(1,053)
Common stock (purchased) issued	(1)	919

Net cash used for financing activities	(1,102)	(134)

Effect of exchange rate changes on cash	419	(753)

(Decrease) Increase in cash and cash equivalents	(954)	12,565
Cash and cash equivalents at beginning of period	13,660	15,716

Cash and cash equivalents at end of period	$12,706	$28,281

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

2. Risks and Uncertainties

For the quarter and nine months ended September 30, 2009, approximately 50% of the Company’s consolidated net sales were to the automotive market, which is included in the Thermal/Acoustical segment. Throughout 2009, the Company’s North American and European automotive businesses were impacted by global economic conditions that reduced consumer demand for automobiles. The financial results from the Company’s North American automotive (NA Auto) business were also negatively impacted in the second and third quarters of 2009 by the bankruptcy filings of Chrysler and General Motors. In connection with its bankruptcy filing, Chrysler temporarily idled production at most manufacturing plants in the U.S. during a significant portion of the second quarter of 2009 while the company reorganized. Also, General Motors implemented extended shut-downs during the second quarter of 2009. During the third quarter of 2009, Chrysler and General Motors gradually resumed production of certain automobiles, but at volumes lower than pre-bankruptcy production levels. The Company’s net sales in North America to Chrysler and General Motors were lower by approximately $1.0 million and $0.7 million, respectively, in the third quarter of 2009 compared to the same quarter of 2008. The Company’s future sales volumes with Chrysler and General Motors depend on which automobile models are manufactured and the amount of market share attained by Chrysler and General Motors.

The Company collected substantially all of its accounts receivable from Chrysler and General Motors outstanding as of the bankruptcy filing dates. In the first nine months of 2009, the Company recorded $0.2 million of bad debt expense due to the bankruptcies. During the third quarter of 2009, the Company continued to monitor automobile platform release information currently available from both Chrysler and General Motors, as well as data from automotive market forecasting services available to suppliers, in order to assess the net realizable value of its finished goods inventory for Chrysler and General Motors. During the second quarter of 2009, the Company recorded a write-down of inventory of approximately $0.2 million primarily related to Chrysler and General Motors. No additional inventory write-downs related to Chrysler and General Motors were recorded in the third quarter of 2009. As more information from Chrysler and General Motors becomes available related to platform production, the Company will continue to assess the net realizable value of its finished goods inventory for Chrysler and General Motors.

During the second quarter of 2009, the Company was accepted into the Federal Auto Supplier Support Program (Auto Program) that is designed to provide eligible suppliers to Chrysler and General Motors with access to government-backed protection on those U.S. dollar receivables that are accepted into the Auto Program. The Company is currently participating in the Auto Program with respect to its General Motors receivables. The Company elected the Auto Program option that provides government-backed protection for the collection of receivables and includes expedited payment terms, for which a charge of 3% of the accepted receivables is applicable.

3. Inventories

Inventories as of September 30, 2009 and December 31, 2008 were as follows:

In thousands	September 30, 2009	December 31, 2008
Raw materials	$12,038	$17,537
Work in process	11,575	11,080
Finished goods	9,617	13,032

	33,230	41,649
Less: Progress billings	(1,356)	(877)

Total inventories	$31,874	$40,772

Progress billings relate to tooling inventory, which is included in work in process inventory in the above table. Total tooling inventories, net of progress billings, were $5.1 million and $3.9 million at September 30, 2009 and December 31, 2008, respectively.

4. Long-term Debt and Financing Arrangements

On March 11, 2009, the Company and the Company’s domestic subsidiaries, as co-borrowers or guarantors, entered into a $35 million senior secured domestic revolving credit facility (Domestic Credit Facility) with a financial institution (Lender), which replaced the Company’s prior domestic revolving credit facility that expired on February 1, 2009. Subject to and upon the terms and conditions contained in the Domestic Credit Facility, the Lender agreed to make revolving loans to the Company and its domestic subsidiaries from time to time in amounts requested by the Company and its domestic subsidiaries up to the lesser of the Borrowing Base at such time or the maximum credit of $35 million. The Borrowing Base under the Domestic Credit Facility is determined based on certain percentages of eligible domestic accounts receivable, eligible domestic inventories and eligible domestic fixed assets, reduced by applicable reserves. The Company had no borrowings outstanding under the Domestic Credit Facility at September 30, 2009, or any outstanding borrowings under its previous domestic credit facility at December 31, 2008.

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

Repayment of amounts due and owing under the Domestic Credit Facility are secured by a lien and security interest in most of the present and future assets of the Company and its domestic subsidiaries, as well as 100% of all of the issued and outstanding shares of capital stock of the Company’s domestic subsidiaries and a pledge of 65% of the issued and outstanding shares of the capital stock of certain of the Company’s foreign subsidiaries. The payment of outstanding principal under the Domestic Credit Facility and accrued interest thereon may be accelerated and become immediately due and payable upon the Company’s default in its payment or other performance obligations or its failure to comply with the financial and other covenants set forth in the loan agreement, subject to any applicable notice requirements and cure periods set forth in the loan agreement. The Domestic Credit Facility has a term of three years.

The loan agreement evidencing the Domestic Credit Facility contains a number of affirmative and negative covenants, including financial covenants. Among others, the Company and its domestic subsidiaries at all times must maintain Excess Availability, as defined in the loan agreement, of not less than $5.0 million. For the period March 31, 2009 to July 31, 2009, the Company was subject to a minimum cash flow requirement determined as of the end of each month during such period. Commencing on August 1, 2009, if the Company’s borrowings under the Domestic Credit Facility exceed $5.0 million, or Excess Availability under the Credit Facility is less than $12.5 million, the Company is required to meet a minimum fixed charge coverage ratio. The fixed charge coverage ratio requires that, at the end of any month, the ratio of consolidated EBITDA to fixed charges may not be less than 1 to 1 for the immediately preceding 12 month period, except that prior to August 31, 2010 compliance with the fixed charge coverage ratio generally shall be measured during the period commencing as of August 1, 2009 and ending as of the last day of the month in the measuring period. Once the Company is required to comply with the fixed charge coverage ratio, Company borrowings must be less than $5.0 million and Excess Availability greater than $12.5 million for each day for sixty consecutive days in order for the Company not to be required to comply with the fixed charge coverage ratio until the next time that borrowings under the Domestic Credit Facility exceed $5.0 million, or Excess Availability under the Credit Facility is less than $12.5 million. At no time during the third quarter of 2009 did the Company’s borrowings under the Domestic Credit Facility exceed $5.0 million or was Excess Availability less than $12.5 million, therefore, the Company was not subject to the minimum cash flow requirement or fixed charge coverage ratio. As of September 30, 2009, the Company was limited to borrowing up to $13.3 million under the Domestic Credit Facility in order to maintain Excess Availability of not less than $5.0 million. The Credit Facility also generally restricts the Company’s ability to pay a cash dividend on its common stock or repurchase shares of common stock, subject to certain stated exceptions.

5. Restructuring and Related Costs

In September 2008, the Company announced that it would be closing its St. Johnsbury, Vermont manufacturing facility and consolidating its North American automotive parts production into its Hamptonville, North Carolina operation. The Company commenced the transfer of equipment and production in the first quarter of 2009 and substantially completed the consolidation during the second quarter of 2009. This consolidation is expected to reduce operating costs significantly, increase efficiency and enhance the Company’s competitive position while maintaining essentially the same level of manufacturing capacity. During the third quarter of 2009, the Company began to benefit from reduced operating costs as a result of the completion of the consolidation.

No significant pre-tax restructuring costs were incurred by the Company during the third quarter of 2009. During the first nine months of 2009, the Company recorded pre-tax restructuring charges of $5.1 million, with over 95% recorded in cost of sales. All charges were included in the Thermal/Acoustical segment. These restructuring activity expenses primarily included severance related expenses, acceleration of depreciation expense on fixed assets that were not transferred to the Hamptonville, NC facility, and facility exit, moving and set-up expenses of equipment transferred from St. Johnsbury, VT to Hamptonville, NC.

Actual pre-tax expenses incurred and total estimated pre-tax expenses for the restructuring program by type are as follows:

In thousands	Severance and Related Expenses	Accelerated Depreciation	Facility Exit, Move and Set-up Expenses	Total
Expense incurred during quarter ended December 31, 2008	$708	$515	$344	$1,567
Expense incurred during quarter ended March 31, 2009	525	312	1,295	2,132
Expense incurred during quarter ended June 30, 2009	731	149	2,121	3,001
Expense incurred during quarter ended September 30, 2009	—	—	—	—

Total pre-tax expense incurred	$1,964	$976	$3,760	$6,700

Estimated remaining expense at September 30, 2009(1)	—	—	$700	$700

Total estimated pre-tax expense	$1,964	$976	$4,460	$7,400

(1)	The estimated remaining expenses at September 30, 2009 are primarily related to estimated lease termination costs in connection with the St. Johnsbury, VT. facility. The Company expects to record a liability at fair value when Lydall ceases using the right conveyed by the lease agreement, which is expected to occur in fourth quarter of 2009. Lease payments will continue to be made evenly over the remainder of the lease which expires in the third quarter of 2011.

Accrued severance and related expenses were as follows at September 30, 2009:

In thousands	Total
Balance as of December 31, 2008	$687
Pre-tax severance and related charges	1,256
Cash paid	(1,931)

Balance as of September 30, 2009	$12

Total cash outflows for the restructuring program were $1.0 million and $5.4 million in the third quarter and nine months ended September 30, 2009, respectively. There are no expected future material cash outflows for the restructuring program.

6. Acquisitions

On December 1, 2008, the Company acquired DSM Solutech B.V., a manufacturer of micro-porous films based in Heerlen, The Netherlands. This acquisition was accounted for using the purchase method set forth in the guidance for Business Combinations, whereby the purchase consideration was allocated to the estimated fair values of the assets acquired and liabilities assumed at the effective date of the purchase. The Company made a preliminary allocation of the purchase price in the fourth quarter of 2008. This preliminary allocation was subsequently revised during the first quarter of 2009, resulting in an increase in the value of inventory by $0.2 million, a decrease in current accrued liabilities by $0.2 million and a decrease in goodwill of $0.4 million. The Company expects the final allocation of the purchase price to be completed in the fourth quarter of 2009 upon final resolution of certain adjustments to the purchase price detailed in the Sale and Purchase Agreement between the Company and seller.

7. Equity Compensation Plans

The Company has stock-based compensation plans under which incentive and non-qualified stock options and time and performance based restricted shares may be granted to employees and outside directors from authorized but unissued shares of common stock or treasury shares. The Company recognizes expense on a straight-line basis over the vesting period of the entire award. Options issued by the Company under its stock option plans have a term of ten years and generally vest ratably over a period of four years. Time based restricted stock grants are expensed over the vesting period of the award, which is typically four years. Performance based restricted shares are expensed ratably beginning from the date of grant through the performance period which is typically three years. The number of performance based restricted shares that vest or forfeit depend upon achievement of certain targets during the performance period. Stock-based compensation expense includes the estimated effects of forfeitures. Stock options issued under the current plan must have an exercise price that may not be less than the fair market value of the Company’s common stock on the date of grant. The Company incurred compensation expense of $0.2 million for each of the quarters ended September 30, 2009 and 2008, and compensation expense of $0.8 million for each of the nine month periods ended September 30, 2009 and 2008, for all stock-based compensation plans.

The Company’s stockholders approved the amendment and restatement of the Lydall 2003 Stock Incentive Compensation Plan (Plan) at the Company’s Annual Meeting of Stockholders held on April 24, 2009. The amendment and restatement increased the total authorized shares available for distribution under the Plan by an additional 1.0 million shares, for a total of 2.5 million authorized shares.

Stock Options

The following table is a summary of option activity of the Company’s plans during the nine months ended September 30, 2009:

In thousands except per share amounts	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2008	832	$9.72
Granted	23	$3.67
Exercised	—	$—
Forfeited/Cancelled	(129)	$10.07

Outstanding at September 30, 2009	726	$9.47	5.8	$80

Exercisable at September 30, 2009	462	$10.15	4.4	$—

No options were granted during the quarter ended September 30, 2009 and there were 10,000 options granted in the third quarter of 2008. During the nine months ended September 30, 2009 and 2008, 23,275 options and 41,544 options were granted, respectively. No options were exercised during the quarter and nine months ended September 30, 2009. The total intrinsic value of options exercised during the quarter ended September 30, 2008 was $0.1 million and the amount of cash received from the exercise of stock options was $0.1 million. The total intrinsic value of options exercised during the nine months ended September 30, 2008 was $0.3 million and the amount of cash received from the exercise of stock options was $0.8 million. At September 30, 2009, the total unrecognized compensation cost related to nonvested stock option awards was approximately $0.7 million, with a weighted average expected amortization period of 2.2 years.

The grant date fair value of options is based upon the closing price on the date of grant using the Black-Scholes option pricing model. Expected volatility is based on the historical volatility of the Company’s stock. The Company uses historical option exercise behavior and employee termination data to estimate expected term and forfeiture rates, which represents the period of time that the options granted are expected to remain outstanding. The risk-free rate of return for the estimated life of the option is based on the U.S. Treasury bond rate in effect at the time of grant. The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the nine months ended September 30, 2009 and 2008:

	Nine Months Ended September 30,
	2009	2008
Risk-free interest rate	2.48%	4.74%
Expected term	6.6 years	5.8 years
Expected volatility	57%	44%
Expected dividend yield	0%	0%

Restricted Stock

At September 30, 2009, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $1.1 million, with a weighted average expected amortization period of 2.3 years. The following is a summary of the status of the Company’s non-vested restricted share activity during the nine months ended September 30, 2009:

In thousands except per share amounts	Shares	Weighted- Average Grant- Date Fair Value
Nonvested at December 31, 2008	191	$7.93
Granted	71	$5.25
Vested	(1)	$12.75
Forfeited	(8)	$7.80

Nonvested at September 30, 2009	253	$7.15

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

9. Employer Sponsored Benefit Plans

As of September 30, 2009, the Company maintains three defined benefit pension plans (pension plans) that cover the majority of domestic Lydall employees. The pension plans are noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. Lydall closed its non-union pension plans to new employees hired after December 31, 2005 and, effective June 30, 2006, benefits under these pension plans stopped accruing for all eligible employees not covered under a collective bargaining agreement.

On May 4, 2009, the Company completed negotiations on a new collective bargaining agreement with the majority of its domestic union employees. As a result, benefits under the union employee pension plan for such employees stopped accruing effective July 1, 2009. This amendment to the pension plan resulted in a pension curtailment loss of $0.2 million during the second quarter of 2009. The measurement of pension plan liabilities for the defined benefit pension plan impacted by the amendment, resulted in the reductions of: (i) pension liabilities by $0.2 million, (ii) deferred tax assets by $0.1 million and (iii) accumulated other comprehensive loss by $0.1 million, during the quarter ended June 30, 2009.

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

The Company’s funding policy for its pension plans is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes. The Company expects to contribute approximately $1.7 million in cash to its defined benefit pension plans in 2009, including the $1.4 million contributed to the SERP to terminate the SERP in the second quarter of 2009. Contributions were minimal for the third quarter of 2009 and $1.7 million for the nine months ended September 30, 2009. Contributions of $0.3 million were made during the third quarter of 2008 and $0.6 million of contributions were made during the nine months ended September 30, 2008.

The following is a summary of the components of net periodic benefit cost (income) for the quarters and nine months ended September 30, 2009 and 2008:

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2009	2008	2009	2008
Components of net periodic benefit cost:
Service cost	$—	$21	$46	$67
Interest cost	642	639	1,903	1,921
Expected return on assets	(506)	(786)	(1,524)	(2,360)
Curtailment loss	—	—	201	—
Amortization of actuarial loss and prior service cost	183	45	533	136

Net periodic benefit cost (income)	$319	$(81)	$1,159	$(236)

On March 17, 2009, in response to the continued global economic decline impacting the markets that the Company serves, Lydall suspended the Company’s matching contribution to its sponsored 401(k) plan, beginning with the first payroll of May 2009, for all non-union domestic employees. The Company’s 401(k) plan matching contribution remains suspended as of September 30, 2009.

10. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities, including such jurisdictions as the United States, France, Germany and The Netherlands. With few exceptions, the Company is no longer subject to U.S. federal, state and local, or non-U.S. income tax examinations for years before 2004. The third quarter of 2009 includes additional tax benefits identified during the preparation of the Company’s 2008 tax returns, primarily related to the manufacturers’ deduction. As of September 30, 2009 and December 31, 2008, the net amount of unrecognized tax benefits was $0.8 million and $1.1 million, respectively. The change of $0.3 million in unrecognized tax benefits was due to tax payments in the third quarter of 2009. This reduction in unrecognized tax benefits had no impact on the Company’s effective tax rate in the third quarter of 2009. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.8 million.

11. Comprehensive Income

Comprehensive income (loss) for the periods ended September 30, 2009 and 2008 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2009	2008	2009	2008
Net (loss) income	$(273)	$2,665	$(10,731)	$8,758
Changes in accumulated other comprehensive income:
Foreign currency translation adjustments	3,395	(7,541)	3,696	(2,471)
Pension liability adjustment, net of tax	(4)	50	423	108
Unrealized gain on derivative instruments, net of tax	7	103	1	102

Total comprehensive income (loss)	$3,125	$(4,723)	$(6,611)	$6,497

12. Fair Value Measurements

In September 2006, the Financial Accounting Standards Board (FASB) issued authoritative guidance for fair value measurements. This guidance defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements. The Company adopted this guidance beginning on January 1, 2008, except that there was a delayed effective date for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis, until fiscal years beginning after November 15, 2008. The Company adopted the application of the guidance for non-recurring nonfinancial assets and liabilities measured at fair value on January 1, 2009, however, there were no non-financial assets or liabilities requiring initial measurement in the first quarter of 2009 or subsequent remeasurement during the second or third quarters of 2009. Therefore, the application of this guidance for non-recurring nonfinancial assets and liabilities had no effect on the Company’s consolidated financial position, results of operations or cash flows during the nine months ended September 30, 2009.

The following table provides a summary of assets carried at fair value as of September 30, 2009:

	Total Carrying Value at September 30, 2009	Fair Value measurements at September 30, 2009 using
In thousands		Quoted prices In active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Forward exchange contracts	$829	$—	$829	$—

The following table provides the assets carried at fair value measured on a recurring basis as of December 31, 2008:

	Total Carrying Value at December 31. 2008	Fair Value measurements at December 31, 2008 using
In thousands		Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Forward exchange contracts	$453	$—	$453	$—

Derivative valuations are based on observable inputs to a valuation model including interest rates and foreign currency exchange rates and are classified within Level 2 of the valuation hierarchy.

13. Derivative Instruments and Hedging Activities

In March 2008, the FASB issued authoritative guidance regarding disclosure of derivative instruments and hedging activities. The FASB requires enhanced disclosures about how and why an entity uses derivative instruments, how they are accounted for and how they affect an entity’s financial position, results of operations and cash flows. The Company adopted this guidance as of January 1, 2009 and there was no effect on the Company’s consolidated financial position, results of operations or cash flows.

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

For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the hedge transaction affects earnings. Gain or loss from derivatives designated as cash flow hedging instruments during the quarter and nine months ended September 30, 2009 was immaterial.

All derivatives are recognized at fair value in the balance sheet and recorded in either current or noncurrent other assets or other accrued liabilities or other long-term liabilities depending upon maturity and commitment. The amounts noted in the tables below for other income, net do not include any adjustments for the impact of deferred income taxes.

The fair value of derivative instruments at September 30, 2009 is summarized in the following table:

	Asset Derivatives		Liability Derivatives
In thousands	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as hedging instruments:
Foreign exchange contracts	Other non-current assets	$829	Other liabilities	$—

Total Derivatives		$829		$—

The effect of derivative instruments on the consolidated statement of operations for fair value hedging instruments for the quarter and nine months ended September 30, 2009:

In thousands	Location of Gain (Loss) Recognized in Earnings	Gain (Loss) Recognized in Earnings
		Quarter Ended September 30, 2009	Nine Months Ended September 30, 2009
Foreign exchange contracts	Other income, net	$265	$375

Total		$265	$375

The effect of derivative instruments on the consolidated statement of operations for cash flow hedging instruments was immaterial for the quarter and nine months ended September 30, 2009.

14. Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including the effect of stock options and stock awards, where such effect is dilutive.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2009	2008	2009	2008
Basic average common shares outstanding	16,581	16,483	16,556	16,443
Effect of dilutive options and restricted stock awards	—	168	—	132

Diluted average common shares outstanding	16,581	16,651	16,556	16,575

For the quarter ended September 30, 2009 and September 30, 2008, stock options and restricted stock awards for 1.0 million and 0.2 million shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive. For the nine months ended September 30, 2009 and September 30, 2008, stock options and restricted stock awards for 1.0 million and 0.2 million shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

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

The acquisition of DSM Solutech B.V. in December 2008 allows the Company to manufacture micro-porous films (trade names Solupor®, Solufill® and Arioso™) using proprietary technology. Lydall Solupor® specialty microporous membranes are utilized in various markets and applications including batteries, fuel cells and supercapacitors, air and liquid filtration, and transdermal drug delivery. Solupor® membranes are based on ultra-high molecular weight polyethylene and incorporate a unique combination of mechanical strength, chemical inertness, and high porosity in a unique open structure.

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

The Company’s vital fluids business serves the life science industry offering specialty products for blood transfusion and cell therapy applications, such as Cell-freeze®, as well as Bio-Pak® single-use bioprocessing containers for containment of media, buffers and bulk intermediates used in biotech, pharmaceutical and diagnostic reagent manufacturing processes. Additionally, its medical filter materials products are utilized in traditional blood filtration devices such as cardiotomy reservoirs and autotransfusion filters.

Lydall’s Affinity® temperature control equipment business designs and manufactures high precision, specialty engineered temperature-control equipment for demanding semiconductor, pharmaceutical, life sciences and industrial applications.

The table below presents net sales and operating income by segment for the quarters and nine months ended September 30, 2009 and 2008 and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2009	2008	2009	2008
Performance Materials:
Filtration	$17,012	$18,284	$47,592	$57,103
Industrial Thermal Insulation	8,371	9,833	23,386	31,987

Performance Materials Segment net sales	$25,383	$28,117	$70,978	$89,090
Thermal/Acoustical:
Automotive parts	$27,324	$31,890	$74,136	$116,045
Automotive tooling	7,290	3,877	14,891	16,004

Thermal/Acoustical Segment net sales	$34,614	$35,767	$89,027	$132,049
Other Products and Services:
Vital Fluids	$3,904	$4,137	$10,832	$12,518
Affinity® temperature control equipment	2,311	3,376	6,036	12,284

Other Products and Services net sales	$6,215	$7,513	$16,868	$24,802
Eliminations and Other	(122)	(287)	(469)	(978)

Consolidated Net Sales	$66,090	$71,110	$176,404	$244,963

Operating income (loss) by segment was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2009	2008	2009	2008
Performance Materials	$2,882	$4,525	$5,257	$14,001
Thermal/Acoustical	166	844	(9,901)	8,364
Other Products and Services	(473)	(32)	(2,134)	(600)
Corporate Office Expenses	(2,845)	(2,300)	(9,133)	(9,178)

Consolidated Operating Income (Loss)	$(270)	$3,037	$(15,911)	$12,587

Total assets by segment and for OPS and the Corporate Office were as follows at September 30, 2009 and December 31, 2008:

Total Assets

In thousands	September 30, 2009	December 31, 2008
Performance Materials Segment	$80,451	$83,357
Thermal/Acoustical Segment	116,358	118,921
Other Products and Services	18,713	18,386
Corporate Office	13,268	17,024

Consolidated Total Assets	$228,790	$237,688

16. Commitments and Contingencies

As of September 30, 2009, the Company’s global automotive operation had unconditional purchase obligations to acquire aluminum of approximately $3.5 million, $10.1 million and $10.7 million in 2009, 2010 and 2011, respectively.

As described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and other prior reports filed with the Commission, a former employee filed suit against the Company on January 3, 2008, in the Connecticut Superior Court sitting in Hartford, Connecticut, alleging that the Company breached his employment and stock option agreements and asserting that he is entitled to the severance and other benefits stipulated in the underlying agreements. The former employee also claimed damages due to alleged harm to his reputation. The initial complaint was subsequently amended to allege violations of the Connecticut Unfair Trade Practices Act (CUTPA) and the Employee Retirement Income Security Act of 1974 (ERISA), as well as the spoliation of evidence. On May 4, 2009, the plaintiff filed a Motion for Default alleging that the Company repeatedly failed to comply with its discovery obligations and intentionally destroyed records. The Court has not ruled on the Motion for Default. On September 3, 2009, the plaintiff filed a Motion to Cite In the Company’s former General Counsel as an additional named defendant alleging the deliberate and intentional spoliation of evidence. This Motion to Cite In was granted by the Court on October 7, 2009 and the Company’s former General Counsel has been added as a party to the action. The Company filed a Motion to Strike the CUTPA claim on June 24, 2009, and this motion was also granted on October 7, 2009. Lydall filed a Motion for Summary Judgment on August 27, 2009, asking the court to dismiss the plaintiff’s case on the basis that he did not file his employment claim prior to the expiration of the one year statute of limitations. The Court has not ruled on the Summary Judgment Motion. The case is currently in the discovery phase and trial is scheduled for January, 2012. The Company believes that all of the plaintiff’s claims are without merit and intends to vigorously defend the suit, but there can be no assurance that the final resolution of this matter will not have a material adverse impact on the Company’s future results of operations and cash flows. No reserve has been recorded as of September 30, 2009.

17. Recently Issued Accounting Standards

In December 2007, the FASB issued business combinations guidance, which provides revised standards requiring the acquirer to recognize and measure, at fair value on the acquisition date, identifiable assets and goodwill acquired, liabilities assumed, and any non-controlling interest in the acquiree. Transaction and restructuring costs generally will be expensed as incurred. This guidance also provides disclosure requirements to enable users of the financial statements to evaluate the nature and financial effects of the business combination. The Company adopted this guidance on January 1, 2009 and the adoption did not impact the Company’s financial statements.

In December 2007, the FASB issued guidance on noncontrolling interests in Consolidated Financial Statements. This guidance requires that ownership interests in subsidiaries held by parties other than the parent, and the amount of consolidated net income, be clearly identified, labeled, and presented in the consolidated financial statements. It also requires once a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value. The adoption of this guidance on January 1, 2009 did not impact the Company’s consolidated financial position, results of operations or cash flows.

On July 1, 2009, the FASB Accounting Standards Codification (ASC) was implemented as the sole source of authoritative GAAP. Pursuant to these provisions, the Company modified its consolidated financial statements by replacing references to former authoritative pronouncements with references to the topics outlined in the ASC. The adoption of this referencing standard did not have an affect on the Company’s consolidated financial position, results of operations, or cash flows as of or for the period ended September 30, 2009.

In May 2009, the FASB issued guidance on subsequent events. This guidance establishes principles and requirements for subsequent events. The guidance sets forth the period after the balance sheet date and the circumstances under which an entity shall evaluate events or transactions for potential recognition or disclosure in the financial statements. The guidance also requires entities to disclose the date through which an entity has evaluated subsequent events and the basis for that date, that is, whether the date represents the date the financial statements were issued or were available to be issued. This guidance was effective for interim and financial periods ending after June 15, 2009. The adoption of this guidance on June 30, 2009 did not impact the Company’s financial statements. The subsequent events review performed by the Company was completed on November 3, 2009, which was the date the financial statements were issued.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Lydall designs and manufactures specialty engineered filtration media, industrial thermal insulating solutions, automotive thermal and acoustical barriers, temperature-control equipment, medical filtration media and devices, and biopharmaceutical processing components for demanding thermal/acoustical, filtration/separation and biopharmaceutical applications.

Cautionary Note Concerning Factors That May Affect Future Results

In the interest of more meaningful disclosure, Lydall and its management make statements regarding the future outlook of the Company, which constitute “forward-looking statements” under the securities laws. These forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company, based on assumptions and estimates currently believed to be valid. Forward-looking statements are included under the “Overview and Outlook” section of this Item and elsewhere within this report and are generally identified through the use of language such as “believes,” “expects,” “may,” “plans,” “projects,” “estimates,” “anticipates,” “targets,” “forecasts” and other words of similar meaning in connection with the discussion of future operating or financial performance. All forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those expressed or implied in the forward-looking statements. These risks and uncertainties include, but are not limited to, the following:

•	Our business is impacted by worldwide economic cycles that are difficult to predict;

•

Global credit and financial markets have experienced disruptions, including diminished liquidity and credit availability, low consumer confidence, unstable economic growth, increases in unemployment rates and uncertainty about economic stability;

•

Given the nature of the global economic recession and its effects on the markets in which we operate, we are unable to predict the likely duration and severity of the current economic recession, or its impact on our financial results;

•	We have taken measures to address slowdowns in the market for our products, including consolidation of facilities and headcount reductions, which could have long-term negative effects on our business;

•	Our North American automotive (NA Auto) business may continue to be negatively impacted by the bankruptcy filings of Chrysler and General Motors;

•

Our conduct of business in the North American and European automotive markets may be impacted by a further reduction in or dramatic fluctuation of consumer demand for automobiles, further financial difficulties faced by automakers and other automotive customers, including post-bankruptcy financial difficulties for Chrysler and General Motors, labor unrest, supply chain disruptions, and the collectibility of any accounts receivable due to us from automakers and other automotive customers;

•	We may not be able to satisfy covenants and other obligations under our Domestic Credit Facility and that could impact our ability to borrow funds under the Facility;

•	We may need additional financing, which could be difficult to obtain;

•	We are subject to intense competition;

•	Our quarterly results are subject to significant fluctuation;

•	Our business may suffer if our competitive strategy is not successful;

•

Our future performance may be impacted by our ability to effectively and efficiently complete strategic transactions, including the integration of acquisitions into our businesses and the full realization of expected benefits from acquisitions and restructuring programs;

•

Estimates and assumptions may affect the reserves that we have established to cover uncollectible accounts receivable, excess or obsolete inventory, fair market value write downs of certain assets, and various liabilities, and actual results could differ from those estimates;

•	We currently are in, and in the future may be subject to, litigation that could have an adverse effect on our business;

•	Third parties may claim we are infringing their intellectual property and we could suffer significant litigation costs, licensing expenses, or be prevented from selling our products;

•	If we are unable to protect our intellectual property, we may lose a valuable asset or may incur costly litigation to protect our rights;

•	Our business could be impacted by our ability to comply with environmental laws and regulations;

•	Our business may suffer if we are unable to attract and retain key employees;

•	Acts of war, terrorist attacks and the threat of domestic and international terrorist attacks, and fire disruptions may adversely impact our business including our ability to source raw materials;

•	The availability of third party financing for consumers and businesses could affect demand for our products;

•

Our business may be impacted by changes or fluctuations in raw material pricing and supply, specifically, aluminum and other metals used in most of our heat-shield products and various fibers used in thermal/acoustical and performance materials products;

•	Our business could be impacted by increases in energy pricing;

•	Our business could be impacted by the inherent risks of operating internationally, including fluctuations in foreign exchange rates;

•	Our business could be impacted by our ability to continue to develop new products and improve our product and process technologies and the performance of new-product introductions;

•	Our business could be impacted by the our ability to realize savings from Lean Six Sigma initiatives;

•	Changes in tax laws and rates could impact our business and financial results, including additional tax liabilities.

These risks and uncertainties are described in more detail in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008, and our other subsequent filings with the Securities and Exchange Commission (SEC) and in materials incorporated by reference in these filings. These cautionary statements are not meant to be an exhaustive discussion of risks that may apply to Lydall. Lydall undertakes no obligation to update publicly or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

Overview and Outlook

Lydall’s financial results for the third quarter of 2009 were adversely impacted by ongoing global economic conditions. Net sales in the third quarter of 2009 were $66.1 million, a reduction of $3.9 million, excluding the impact of foreign currency translation, compared to the third quarter of 2008. Net sales in the current quarter were lower in the Performance Materials and Thermal Acoustical segments, as well as in Other Products and Services (OPS), as compared to the third quarter of 2008. The Company reported an operating loss from continuing operations of $0.3 million in the third quarter of 2009, compared to operating income from continuing operations of $3.0 million in the comparable quarter of 2008. Loss from continuing operations for the third quarter of 2009 was ($0.3) million, or ($.02) per diluted share, compared to income from continuing operations of $1.7 million, or $.10 per diluted share, in the third quarter of 2008.

While the global economic recession continued to adversely impact the Company’s financial results in the third quarter of 2009, as compared to the third quarter of 2008, all of the Company’s segments showed improvement in net sales and gross margin percentage in the third quarter of 2009 compared to the second quarter of 2009 as the Company experienced marginal improvement in certain of the markets that the Company serves. Excluding the impact of foreign currency translation, consolidated net sales for the Company increased by $8.9 million, or 15.9%, in the third quarter of 2009 as compared to the second quarter of 2009. In the fourth quarter of 2009, the Company expects global economic uncertainties to continue to affect the markets in which its businesses operate. Therefore, there is no guarantee that the sequential quarterly improvement in operating results from the second quarter of 2009 to the third quarter of 2009 will continue in the fourth quarter of 2009.

The Company had no significant debt outstanding at September 30, 2009, other than capital lease obligations. As of September 30, 2009, the Company had $12.7 million of cash on hand. Net cash provided by operating activities was $2.2 million in the nine months ended September 30, 2009. The Company believes that its currently available resources and its accessibility to debt financing sources are sufficient to satisfy its cash requirements for the foreseeable future.

Performance Materials Segment

The Company’s Performance Materials segment is comprised of Lydall’s filtration media solutions for air, fluid power, industrial and life science applications and industrial thermal insulation solutions for building products, appliances, and energy and industrial markets. Performance Materials net sales represented approximately 38% of the Company’s net sales in the third quarter of 2009. During the third quarter of 2009, the Company’s filtration and industrial thermal insulation businesses continued to be impacted by negative global economic conditions resulting in less demand for the Company’s products as compared to the third quarter of 2008. As a result of these conditions, for the quarter ended September 30, 2009, net sales and operating income for the Performance Materials segment were $25.4 million and $2.9 million, respectively, compared to net sales and operating income of $28.1 million and $4.5 million, respectively, in the third quarter of 2008.

In the third quarter of 2009, certain of the markets that the Company’s Performance Materials business serves experienced marginal improvement compared to the second quarter of 2009. Excluding the impact of foreign currency translation, net sales and operating income from the Performance Materials segment each improved by $1.8 million in the third quarter of 2009 compared to the second quarter of 2009. While there has been marginal improvement in certain markets, global economic uncertainties continue to affect the markets in which its businesses operate. Therefore, there is no guarantee that the sequential quarterly improvement in operating results from the second quarter of 2009 to the third quarter of 2009 will continue in the fourth quarter of 2009.

Thermal/Acoustical Segment

The Company’s Thermal/Acoustical segment is comprised of Lydall’s global automotive parts business, and global automotive net sales represented approximately 52% of the Company’s net sales in the third quarter of 2009. During the third quarter of 2009, the Company’s North American and European automotive businesses continued to be adversely impacted by global economic conditions resulting in less consumer demand for automobiles as compared to the same period of 2008. Excluding the impact of foreign currency translation, net sales of automotive parts were lower by $4.0 million, or 13%, in the third quarter of 2009, compared to the same quarter of 2008. According to an automotive market forecasting service used by the Company, in the third quarter of 2009, production of cars and light trucks in North America and Europe was estimated to be 17% less than the comparable period of 2008.

For the current quarter, operating income for the segment was $0.2 million compared with operating income of $0.8 million in the third quarter of 2008. The reduction in operating income was due to lower net sales of automotive parts partially offset by savings from the completion of the North American automotive facilities consolidation. During the second quarter of 2009, the Company substantially completed its consolidation of its North American automotive parts production into its Hamptonville, North Carolina operation. Beginning in the third quarter of 2009, the Company started to benefit from reduced operating costs.

While the Company reported lower automotive parts net sales in the third quarter of 2009 compared to the same quarter a year ago, net sales of automotive parts increased by $3.2 million, or 13.8%, in the third quarter of 2009 compared to the second quarter of 2009, excluding the impact of foreign currency translation. Approximately 60% of this increase in net sales in the third quarter of 2009 was from net sales to Chrysler and General Motors, which had limited production in the second quarter of 2009 due to their bankruptcies and extended shutdowns. Volatile market conditions including dramatic fluctuations in consumer demand for automobiles continue to persist in the automotive market. Therefore, there is no guarantee that the sequential quarterly improvement in operating results from the second quarter of 2009 to the third quarter of 2009 will continue in the fourth quarter of 2009. Overall, according to an automotive market forecasting service used by the Company, production of automobiles in 2009 in North America and Europe is expected to be approximately 25% lower than 2008 production levels and approximately 33% lower than 2007 production levels.

Other Products and Services

The Company’s vital fluids business, which serves the life science industry, reported net sales of $3.9 million and operating income of $0.3 million in the third quarter of 2009, compared to $4.1 million of net sales and $0.5 million of operating income in the comparable period of 2008. The Company is taking steps to increase its market share in the bioprocessing market. In support of this, the Company is investing approximately $3.2 million to increase clean room space capacity and acquire new biodisposable bag manufacturing equipment.

Market conditions in the semiconductor industry continued to negatively impact capital equipment spending by that industry. As a result, the Company’s Affinity® temperature control equipment business (Affinity), which primarily serves the semiconductor industry, reported net sales of $2.3 million and an operating loss of $0.8 million in the third quarter of 2009. The operating loss at Affinity in the third quarter of 2009 included a write-down of inventory of $0.4 million to net realizable value. Affinity reported net sales of $3.4 million and an operating loss of $0.5 million in the third quarter of 2008. The Company expects the depressed capital equipment spending to continue to negatively impact the Company’s Affinity business during the remainder of 2009.

Results of Continuing Operations

The following table presents selected statement of operations line items for the quarter and nine months ended September 30, 2009 on a comparative basis with the quarter and nine months ended September 30, 2008 expressed as a relative percentage of consolidated net sales:

	Quarter Ended		Nine Months Ended
In thousands	September 30, 2009	September 30, 2008	September 30, 2009	September 30, 2008
Net sales	100.0%	100.0%	100.0%	100.0%
Cost of sales	82.8%	79.1%	87.8%	77.6%
Gross margin	17.2%	20.9%	12.2%	22.4%
Selling, product development and administrative expenses	17.6%	16.6%	21.2%	17.3%
(Loss) income from continuing operations before income taxes	(0.8)%	4.2%	(9.3)%	5.1%
Net (Loss) Income	(0.4)%	3.7%	(6.1)%	3.6%

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three month periods ended September 30, 2009 (Q3-09) and September 30, 2008 (Q3-08) and for the nine months ended September 30, 2009 (YTD-09) and September 30, 2008 (YTD-08). In addition, all of the results of operations within this Item exclude the results of the Transport business which the Company disposed of in the third quarter of 2008.

Net Sales

	Quarter Ended			Nine Months Ended
In thousands	Q3-09	Q3-08	Percent Change	YTD-09	YTD-08	Percent Change
Net sales	$66,090	$71,110	(7.1)%	$176,404	$244,963	(28.0%)

Excluding the impact of foreign currency translation, net sales for the current quarter decreased by $3.9 million, or 5.5%, compared to the third quarter of 2008. Excluding the impact of foreign currency translation, Performance Materials segment net sales decreased by $2.4 million, or 8.5%, in the third quarter of 2009, compared to the third quarter of 2008, as filtration and industrial thermal insulation product net sales decreased by $0.9 million and $1.5 million, respectively. In the Thermal/Acoustical segment, net sales decreased by $0.4 million, or 1.2%, excluding the impact of foreign currency translation, as automotive parts net sales decreased by $4.0 million and tooling net sales increased by $3.6 million. Net sales of Other Products and Services (OPS) in the third quarter of 2009 decreased by $1.3 million, or 17.3%, as compared to the third quarter of 2008. The Affinity® temperature control equipment business posted decreased net sales of $1.1 million and net sales from the Company’s vital fluids business were lower by $0.2 million compared to the third quarter of 2008.

Excluding the impact of foreign currency translation, net sales for the nine months ended September 30, 2009 decreased by $60.9 million, or 24.9%, compared to the first nine months of 2008. Excluding the impact of foreign currency translation, Performance Materials segment net sales decreased by $15.7 million, or 17.6%, in the first nine months of 2009, compared to the same period of 2008, as filtration and industrial thermal insulation product net sales decreased by $7.1 million and $8.6 million, respectively. In the Thermal/Acoustical segment, net sales decreased by $37.8 million, or 28.6%, excluding the impact of foreign currency translation, as automotive parts net sales decreased by $37.7 million and tooling net sales decreased by $0.1 million. Year-to-date net sales of OPS decreased by $7.9 million, or 32.0%, compared to the first nine months of 2008. Net sales from the Company’s vital fluids business decreased by $1.7 million and net sales from the Company’s Affinity® temperature control equipment business decreased by $6.2 million in the first nine months of 2009 compared to the first nine months of 2008.

Gross Margin

	Quarter Ended			Nine Months Ended
In thousands	Q3-09	Q3-08	Percent Change	YTD-09	YTD-08	Percent Change
Gross margin	$11,387	$14,876	(23.5%)	$21,550	$54,895	(60.7%)
Percentage of sales	17.2%	20.9%		12.2%	22.4%

The decrease in gross margin percentage in the third quarter of 2009 compared to the same period a year ago was caused by lower gross margin percentage from the Thermal Acoustical and Performance Materials segments as well as from OPS, all of which were negatively impacted by global economic conditions. Lower net sales resulted in higher per-unit manufacturing costs, as each unit absorbed a greater amount of fixed costs. An inventory write-down at the Company’s Affinity business of $0.4 million, included in OPS, reduced the Company’s overall gross margin percentage by 60 basis points in the third quarter of 2009.

The decrease in gross margin percentage in the first nine months of 2009, as compared to the same period a year ago, was caused by lower gross margin percentage from the Thermal Acoustical and Performance Materials segments as well as from OPS, which were negatively impacted by global economic conditions. Lower net sales resulted in higher per-unit manufacturing costs, as each unit absorbed a greater amount of fixed costs. The most significant reduction in gross margin percentage occurred in the Company’s automotive business, included in the Thermal/Acoustical segment, as a result of lower net sales of $37.8 million, when excluding the impact of foreign currency translation. Also, restructuring related charges of $5.0 million in first nine months of 2009, associated with the consolidation of the Company’s St. Johnsbury, VT automotive parts plant into the Company’s Hamptonville, NC plant, negatively impacted gross margin percentage by approximately 280 basis points.

Selling, Product Development and Administrative Expenses

	Quarter Ended			Nine Months Ended
In thousands	Q3-09	Q3-08	Percent Change	YTD-09	YTD-08	Percent Change
Selling, product development and administrative expenses	$11,657	$11,839	(1.5%)	$37,461	$42,308	(11.5%)
Percentage of sales	17.6%	16.6%		21.2%	17.3%

Selling, product development and administrative expenses were essentially flat in the third quarter of 2009 compared to the third quarter of 2008 when excluding the impact of foreign currency translation. Lower salaries and benefits expenses in the current quarter were offset by the inclusion of expenses from the Company’s Solutech business, which was acquired in December 2008, and the absence of a reversal of incentive compensation expense which was recorded in the third quarter of 2008, aggregating to $0.9 million.

Selling, product development and administrative expenses decreased by $4.8 million, or $3.8 million when excluding the impact of foreign currency translation, in the first nine months of 2009 as compared to the same period in 2008. The inclusion of expenses from the Company’s Solutech business, which was acquired in December 2008, resulted in selling, product development and administrative expenses increasing by approximately $1.9 million in the first nine months of 2009 compared to the same period a year ago. Including the impact of the Solutech results in 2009, the overall reduction in selling, product development and administrative expenses was primarily due to decreases in salaries and benefits expense of $1.4 million, incentive compensation expense of $1.2 million, sales commission expenses of $0.8 million, and travel expenses of $0.6 million as well as reductions in other discretionary spending. Partially offsetting these decreases was higher professional services expenses of $0.4 million in the first nine months of 2009 compared to the same period of 2008. Lower salaries and benefits expense was due to reductions in workforce that occurred since September 30, 2008, as well as the Company’s suspension of its matching contribution to its sponsored 401(k) plan, beginning with the first payroll of May 2009, for all non-union domestic employees. Lower incentive compensation expense was due to the Company not recording any incentive compensation expense in the first nine months of 2009, because no bonuses were earned under the Company’s bonus program based on year-to-date results. Lower sales commission expenses were due to lower net sales in the first nine months of 2009 as compared to the comparable period of 2008.

Interest Expense

	Quarter Ended			Nine Months Ended
In thousands	Q3-09	Q3-08	Percent Change	YTD-09	YTD-08	Percent Change
Interest expense	$278	$108	157.4%	$610	$352	73.3%
Weighted average interest rate	5.1%	5.2%		4.9%	5.2%

The increase in interest expense for the quarter and nine months ended September 30, 2009 compared to the same periods from 2008 was primarily due to increased interest expense related to the amortization of debt financing costs associated with the Company entering into a new credit facility in March, 2009 and increases in unused borrowing fees.

Other Income/Expense

Other income and expense for the quarters and nine months ended September 30, 2009 and 2008 consisted primarily of insignificant activity related to foreign exchange transaction gains and losses and investment income.

Income Taxes

The effective tax rate from continuing operations for the quarter ended September 30, 2009 was a benefit of 50.8% compared with expense of 42.6% for the third quarter of 2008. The third quarter of 2009 includes additional tax benefits identified during the preparation of the Company’s 2008 tax returns, primarily related to the manufacturers’ deduction. The Company’s effective tax rate in the third quarter of 2008 was impacted by an increase in a valuation reserve of $0.1 million against a state net operating loss carry forward deferred tax asset in Vermont. The effective tax rate from continuing operations for the nine months ended September 30, 2009 was a benefit of 34.5% compared with expense of 38.3% for the same period of 2008. The effective tax rate for the first nine months of 2009 also included income tax expense of $0.4 million in the second quarter of 2009 associated with a taxable gain recognized on the surrender of Company owned life insurance policies. For 2009, the Company expects its effective tax rate to be approximately 34% to 36% from continuing operations.

As of September 30, 2009, the net amount of unrecognized tax benefits was $0.8 million. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.8 million. During the third quarter of 2009, the Company reduced its amount of unrecognized tax benefits by $0.3 million due to tax payments. This reduction in unrecognized tax benefits had no impact on the Company’s effective tax rate in the third quarter of 2009.

Consolidation, Restructuring and Related Charges

In September 2008, the Company announced the closing of its St. Johnsbury, VT manufacturing facility and the consolidation of its North American automotive parts production into its Hamptonville, NC operation. This consolidation is expected to reduce operating costs significantly, increase efficiency, and enhance the Company’s competitive position, while maintaining essentially the same level of manufacturing capacity. The Company commenced the transfer of equipment and production in the first quarter of 2009 and substantially completed the consolidation during the second quarter of 2009. Beginning in the third quarter of 2009, the Company started to benefit from reduced fixed overhead and selling, product development and administrative expenses as a result of the consolidation. On an annualized basis, the Company expects to save approximately $3.5 million to $4.0 million in costs as a result of this consolidation with approximately 90% of the savings impacting gross margins and the remainder reducing selling, product development and administrative expenses. Actual results could differ from these estimates.

No significant pre-tax restructuring costs were incurred by the Company during the third quarter of 2009. Year-to-date, the Company recorded pre-tax restructuring charges of $5.1 million in the Thermal/Acoustical segment related to the consolidation, including $5.0 million in cost of sales and $0.1 million in selling, product development and administrative expenses. These restructuring activity costs primarily included severance related costs, acceleration of depreciation expense on fixed assets that were not transferred to the Hamptonville, NC facility, and facility exit, moving and set-up costs of equipment transferred from St. Johnsbury, VT. to Hamptonville, NC.

In total, the Company expects to record pre-tax charges of approximately $7.4 million, or approximately $.28 per diluted share, related to this consolidation, including pre-tax charges of $6.7 million, or $.26 per diluted share, already incurred by the Company through September 30, 2009. The estimated remaining costs under this restructuring program of approximately $0.7 million are primarily related to estimated lease termination costs in connection with the St. Johnsbury, VT. facility. The Company expects to record a liability at fair value when Lydall ceases using the right conveyed by the lease agreement, which is expected to occur in the fourth quarter of 2009.

Total cash outflows for the restructuring program were $1.0 million and $5.4 million in the third quarter and nine months ended September 30, 2009. There are no expected future material cash outflows for the restructuring program. See Note 5 to the Condensed Consolidated Financial Statements for additional discussion of this restructuring.

Segment Results

The following table presents sales information for the key product and service groups included within each operating segment for the quarter and nine months ended September 30, 2009 compared with the quarter and nine months ended September 30, 2008:

In thousands	Quarter Ended September 30, 2009	Quarter Ended September 30, 2008	Dollar Change	Percentage Change
Performance Materials:
Filtration	$17,012	$18,284	$(1,272)	(7.0)%
Industrial Thermal Insulation	8,371	9,833	(1,462)	(14.9)%

Performance Materials Segment net sales	$25,383	$28,117	$(2,734)	(9.7)%
Thermal/Acoustical:
Automotive parts	$27,324	$31,890	$(4,566)	(14.3)%
Automotive tooling	7,290	3,877	3,413	88.0%

Thermal/Acoustical Segment net sales	$34,614	$35,767	$(1,153)	(3.2)%
Other Products and Services:
Vital Fluids	$3,904	$4,137	$(233)	(5.6)%
Affinity® temperature control equipment	2,311	3,376	(1,065)	(31.5)%

Other Products and Services net sales	$6,215	$7,513	$(1,298)	(17.3)%
Eliminations and Other	(122)	(287)	165	57.5%

Consolidated Net Sales	$66,090	$71,110	$(5,020)	(7.1)%

In thousands	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008	Dollar Change	Percentage Change
Performance Materials:
Filtration	$47,592	$57,103	$(9,511)	(16.7)%
Industrial Thermal Insulation	23,386	31,987	(8,601)	(26.9)%

Performance Materials Segment net sales	$70,978	$89,090	$(18,112)	(20.3)%
Thermal/Acoustical:
Automotive parts	$74,136	$116,045	$(41,909)	(36.1)%
Automotive tooling	14,891	16,004	(1,113)	(7.0)%

Thermal/Acoustical Segment net sales	$89,027	$132,049	$(43,022)	(32.6)%
Other Products and Services:
Vital Fluids	$10,832	$12,518	$(1,686)	(13.5)%
Affinity® temperature control equipment	6,036	12,284	(6,248)	(50.9)%

Other Products and Services net sales	$16,868	$24,802	$(7,934)	(32.0)%
Eliminations and Other	(469)	(978)	509	52.0%

Consolidated Net Sales	$176,404	$244,963	$(68,559)	(28.0)%

Operating (loss) income from continuing operations by segment was as follows:

	Quarter Ended September 30, 2009		Quarter Ended September 30, 2008		Dollar Change	Percentage Change
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %
Performance Materials	$2,882	11.4%	$4,525	16.1%	$(1,643)	(36.3)%
Thermal/Acoustical	166	0.5%	844	2.4%	(678)	(80.3)%
Other Products and Services	(473)	(7.6)%	(32)	(0.4)%	(441)	(1378.1)%
Corporate Office Expenses	(2,845)	—	(2,300)	—	(545)	(23.7)%

Consolidated Operating (Loss) Income	$(270)	(0.4)%	$3,037	4.3%	$(3,307)	N/A

	Nine Months Ended September 30, 2009		Nine Months Ended September 30, 2008		Dollar Change	Percentage Change
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %
Performance Materials	$5,257	7.4%	$14,001	15.7%	$(8,744)	(62.5)%
Thermal/Acoustical	(9,901)	(11.1)%	8,364	6.3%	$(18,265)	N/A
Other Products and Services	(2,134)	(12.7)%	(600)	(2.4)%	$(1,534)	(255.7)%
Corporate Office Expenses	(9,133)	—	(9,178)	—	$45	0.5%

Consolidated Operating (Loss) Income	$(15,911)	(9.0)%	$12,587	5.1%	$(28,498)	N/A

Performance Materials

Performance Materials segment net sales were $25.4 million in the current quarter compared with $28.1 million in the same period last year. Excluding the impact of foreign currency translation, segment net sales decreased by $2.4 million, or 8.5%, in the current quarter. Net sales of filtration products decreased by $0.9 million primarily from lower demand for the Company’s air filtration and fluid, power and automotive products, as most customers continued with lower production schedules due to reduced demand for their products. Partially offsetting these decreases were higher net sales of the Company’s products serving the life sciences market. Net sales from Solutech, a manufacturer of micro-porous films acquired by the Company in the fourth quarter of 2008, contributed to the increase in net sales serving the life sciences market. Net sales of industrial thermal insulation products decreased by $1.5 million in the third quarter of 2009 compared to the same period of 2008. This decrease was due to reductions in net sales of energy and industrial products in the current quarter. For most of 2008, there was strong demand for the Company’s energy and industrial products. However, during the third quarter of 2009 and throughout the first nine months on 2009, there has been a significant reduction in capital project investments by customers in the electrical and cryogenic markets, resulting in less demand for the Company’s energy and industrial products.

The Performance Materials segment reported operating income of $2.9 million in the third quarter of 2009, a decrease of $1.6 million compared with the third quarter of 2008. Lower net sales and the resulting lower gross margin primarily caused the reduction in operating income. In addition, results at the Company’s Solutech operation acquired in December 2008, contributed to the reduction in operating income in the third quarter of 2009.

Performance Materials segment net sales were $71.0 million in the first nine months of 2009 compared with $89.1 million in the same period last year. Excluding the impact of foreign currency translation, segment net sales decreased by $15.7 million, or 17.7%, in the first nine months of 2009 compared to the first nine months of 2008. Net sales of filtration products decreased by $7.1 million as many of the Company’s air filtration media customers lowered production schedules throughout 2009 due to reduced demand for their products. Net sales of industrial thermal insulation products decreased by $8.6 million in the first nine months of 2009 compared to the same period of 2008. This decrease was due to reductions in net sales of both energy and industrial products and to a lesser extent, building and appliance insulation products. Throughout most of 2008, there was strong demand for the Company’s energy and industrial products. However, in the first nine months of 2009, net sales of energy and industrial products decreased by $5.1 million due to lower capital project investments by customers in the electrical and cryogenic markets. Net sales of building and appliance insulation products decreased by $3.5 million in the first nine months of 2009 compared to the first nine months of 2008, as the Company was impacted by lower construction of new homes and commercial buildings in the U.S.

The Performance Materials segment reported operating income of $5.3 million in the nine months ended September 30, 2009, a decrease of $8.7 million, or 62.5%, compared with the same period of 2008. Lower net sales and the resulting lower gross margin, and to a lesser extent the results at the Company’s Solutech operation acquired in December 2008, contributed to the reduction in operating income in the first nine months of 2009. Selling, product development expenses and administrative expenses were lower in the first nine months of 2009 by $0.5 million, as compared to the same period of 2008, primarily due to changes in foreign currency translation rates. Lower incentive compensation expense, as no bonuses were earned under the Company’s bonus program in 2009 based on year-to-date results, was essentially offset by higher salaries and wages expense and professional services in the first nine months of 2009 as compared to the first nine months of 2008. Higher salaries and wages expense was due to the inclusion of Solutech employees, which was acquired in December 2008.

Thermal/Acoustical

Thermal/Acoustical segment net sales decreased to $34.6 million for the quarter ended September 30, 2009, compared with $35.8 million for the same period of 2008. Excluding the impact of foreign currency translation, net sales decreased by $0.4 million, or 1.2%, when compared to the same period a year ago. Automotive parts net sales decreased by $4.0 million, or 12.6%, and tooling net sales increased by $3.6 million, or 92.4%, in the third quarter of 2009, compared to the third quarter of 2008. Automotive parts net sales in North America were lower by $0.7 million, or 4.5%, in the third quarter of 2009, while parts net sales in Europe decreased by $3.3 million, or 20.1%, net of foreign currency translation, compared to the third quarter of 2008. During the third quarter of 2009, the Company’s North American and European automotive businesses continued to be impacted by global economic conditions resulting in less consumer demand for automobiles. Automotive parts net sales were adversely impacted by lower production on existing platforms and delays in launches of new platforms. Also, the Company’s sales price of automotive parts to certain customers is periodically adjusted prospectively based on changes in the market price of aluminum. Due to lower aluminum prices in 2009, compared to 2008, European automotive parts sales were lower by approximately $1.4 million in the third quarter of 2009, compared to the third quarter of 2008, due to changes in pricing. The Company’s North American automotive business was also negatively impacted by the bankruptcy filings of Chrysler and General Motors, which resulted in extended shut-down periods during the second quarter of 2009. During the third quarter of 2009, Chrysler and General Motors gradually resumed production of certain automobiles, but at volumes lower than pre-bankruptcy production levels. The increase in tooling net sales of $3.6 million, net of foreign currency translation, was due to the completion of tooling for future automobile platforms in North America and Europe which will result in future sales of automotive parts.

For the current quarter, operating income for the segment was $0.2 million compared with operating income of $0.8 million in the third quarter of 2008. The reduction in operating income was due to lower net sales of automotive parts, partially offset by savings from the completion of the North American automotive facilities consolidation. During the second quarter of 2009, the Company substantially completed its consolidation of its North American automotive parts production into its Hamptonville, NC operation. Beginning in the third quarter of 2009, the Company started to benefit from reduced operating costs. In addition, selling, product development and administrative expenses were lower by $0.5 million in the third quarter of 2009, as compared to the same quarter of 2008, principally due to lower salaries and benefits expense. Lower salaries and benefits expense was due to reductions in workforce at certain operations and the Company suspending its matching contribution to its sponsored 401(k) plan.

Thermal/Acoustical segment net sales decreased to $89.0 million for the nine months ended September 30, 2009, compared with $132.0 million for the same period of 2008. Excluding the impact of foreign currency translation, net sales decreased by $37.8 million when compared to the same period a year ago. Automotive parts net sales decreased by $37.7 million and tooling net sales decreased by $0.1 million in the first nine months of 2009, compared to the first nine months of 2008. Automotive parts net sales in North America were lower by $20.4 million, or 35.6%, in the first nine months of 2009, while parts net sales in Europe decreased by $17.3 million, or 29.5%, net of foreign currency translation, compared to the same period of 2008. In North America and Europe, the Company’s automotive businesses were impacted by global economic conditions resulting in less consumer demand for automobiles. Automotive parts net sales were adversely impacted by lower production on existing platforms, early termination of existing platforms and delays in launches of new platforms. The Company’s North American automotive business was also negatively impacted by the bankruptcy filings of Chrysler and General Motors. In connection with its bankruptcy filing, Chrysler temporarily idled production at most manufacturing plants in the U.S. during a significant portion of the second quarter of 2009 while the company reorganized. Also, General Motors had extended shut-down periods during the second quarter of 2009.

For the first nine months of 2009, operating loss for the segment was $9.9 million compared with operating income of $8.4 million in the same period of 2008. A significant decrease in net sales from the Company’s North American and European automotive operations and restructuring related charges, contributed to the Thermal/Acoustical segment operating loss. Restructuring related charges, attributable to the consolidation of the North American automotive operations, were $5.1 million in the first nine months of 2009. Selling, product development and administrative expenses were lower by $3.7 million, or $3.1 million excluding the impact of foreign currency, in the first nine months of 2009, compared to the same period of 2008. Contributing to this reduction was lower salaries and benefits expense of $2.1 million, sales commission expenses of $0.7 million, incentive compensation expense of $0.2 million, as well as other reductions in discretionary spending. Reductions in workforce at certain operations, the suspension by the Company of its matching contribution to its sponsored 401(k) plan, beginning with the first payroll of May 2009, and the absence of severance expenses of $0.4 million recorded in the first nine months of 2008 related to realigning management in the global automotive business contributed to the lower salary and benefits expense for the quarter. Lower sales commission expenses were due to lower sales in the first nine months of 2009 as compared to the same period of 2008.

Other Products and Services

The decrease in OPS net sales of $1.3 million in the third quarter of 2009, compared to the same quarter of 2008, was due to decreased volumes of net sales from the Company’s Affinity business of $1.1 million and the vital fluids business of $0.2 million. The decrease in Affinity net sales during the current quarter was attributable to the continued reduction in capital equipment spending in the semiconductor industry that the Company serves. The decrease in net sales of vital fluids’ products was primarily attributable to decreased volumes of blood filtration product net sales, partially offset by higher blood transfusion product net sales.

OPS operating loss was $0.5 million for the third quarter of 2009, compared to breakeven in the third quarter 2008. The Affinity business reported an operating loss of $0.8 million in the third quarter of 2009 compared to an operating loss of $0.5 million in the third quarter of 2008. Approximately half of the operating loss at Affinity in the third quarter of 2009 was the result of an inventory write-down of $0.4 million to value its inventory at net realizable value. The remainder of the operating loss was due to the impact of lower net sales in the current quarter compared to the prior year’s third quarter. Operating income at the vital fluids business in the third quarter of 2009 was $0.3 million, a reduction of $0.2 million when compared to the third quarter of 2008. This decrease in operating income was caused by lower net sales as well as a reduction in gross margin percentage due to changes in product mix, as compared to the third quarter of 2008.

The decrease in OPS net sales of $7.9 million in the first nine months of 2009, compared to the same period of 2008, was due to decreased volumes of net sales from the Company’s Affinity business of $6.2 million and the vital fluids business of $1.7 million. The decrease in Affinity net sales during the first nine months of 2009 was attributable to the depressed capital equipment spending in the semiconductor industry that the Company serves. The decrease in net sales of vital fluids’ products was primarily attributable to decreased volumes of blood filtration product net sales, and to a lesser extent, bioprocessing net sales, partially offset by higher net sales of blood transfusion products.

OPS operating loss was $2.1 million for the nine months ended September 30, 2009, compared to an operating loss of $0.6 million in the nine months ended September 30, 2008. The Affinity business reported an operating loss of $2.2 million in the first nine months of 2009 compared to an operating loss of $1.5 million in the comparable period of 2008. A reduction in net sales of approximately 50% in the first nine months of 2009, as compared to the same period of 2008, primarily caused the increase in the operating loss. In addition, an inventory write-down at Affinity of $0.4 million to value its inventory at net realizable value also contributed to the increase in operating loss in 2009. Partially offsetting the impact of lower net sales and the inventory write-down at Affinity was a reduction in selling expenses of $0.4 million in the first nine months of 2009, as compared to the same period in 2008, primarily due to lower net sales. Operating income of $0.1 million reported by the vital fluids business in the first nine months of 2009 was lower by $0.8 million as compared to the nine months ended September 30, 2008. Lower net sales of $1.7 million, and to a lesser extent, changes in product mix reducing gross margin percentage, resulted in a decrease in operating income.

Corporate Office Expenses

Corporate office expenses were $2.8 million in the third quarter of 2009, compared to $2.3 million for the third quarter of 2008. This increase was primarily due to the reversal of $0.4 million, in the third quarter of 2008, of incentive compensation expense which had been recorded in the first half of 2008. As a result of lower operating income in the third quarter of 2008 a portion of the year-to-date bonus recorded under the Company’s incentive compensation program was reversed.

Corporate office expenses were $9.1 million in the first nine months of 2009, flat with the same period of 2008. The first nine months of 2009 include a decrease in salaries expense, as well as other reductions in discretionary spending, offset by higher expense associated with the Company’s sponsored defined benefit pension plans. Reductions in personnel contributed to lower salaries expense in the first nine months of 2009 as compared to the same period of 2008. Higher pension expense was primarily impacted by a lower expected rate of return on assets in 2009 compared to 2008, applied to a lower base of assets, and increases in amortization of actuarial losses being amortized to expense.

Liquidity and Capital Resources

The Company assesses its liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. The principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect the overall management of liquidity include capital expenditures, investments in businesses, acquisitions, income tax payments, pension funding and availability of lines of credit, and long-term financing. The Company manages worldwide cash requirements considering available funds among domestic and foreign subsidiaries. The Company believes that its currently available resources and its accessibility to debt financing sources are sufficient to satisfy its cash requirements for the foreseeable future.

On March 11, 2009, the Company and the Company’s domestic subsidiaries, as co-borrowers or guarantors, entered into a $35 million senior secured domestic revolving credit facility (Domestic Credit Facility) with a financial institution (Lender), which replaced the Company’s prior domestic revolving credit facility that expired on February 1, 2009. The loan agreement setting forth the terms and conditions of the Domestic Credit Facility (Loan Agreement) was filed with the Securities and Exchange Commission on Form 8-K on March 17, 2009. The Company had no borrowings on the Domestic Credit Facility at September 30, 2009.

Availability under the Domestic Credit Facility is subject to a borrowing base comprised of certain percentages of eligible domestic accounts receivable, eligible domestic inventories and eligible domestic fixed assets, reduced by applicable reserves. The Domestic Credit Facility is secured by a lien and security interest in most of the present and future assets of the Company and its domestic subsidiaries, as well as 100% of all of the issued and outstanding shares of capital stock of the Company’s domestic subsidiaries and a pledge of 65% of the issued and outstanding shares of the capital stock of certain of the Company’s foreign subsidiaries. The Domestic Credit Facility has a term of three years.

The Loan Agreement contains a number of affirmative and negative covenants, including financial covenants, which may impact the Company’s ability to borrow funds under the Domestic Credit Facility. Among others, the Company and its domestic subsidiaries at all times must maintain Excess Availability, as defined in the loan agreement, of not less than $5.0 million. For the monthly periods ended March 31, 2009 to July 31, 2009, the Company was subject to a minimum cash flow requirement determined as of the end of each month during such period. Commencing on August 1, 2009, if the Company’s borrowings under the Domestic Credit Facility exceed $5.0 million, or Excess Availability under the Credit Facility is less than

$12.5 million, the Company is required to meet a minimum fixed charge coverage ratio. The fixed charge coverage ratio requires that, at the end of any month, the ratio of consolidated EBITDA to fixed charges may not be less than 1 to 1 for the immediately preceding 12 month period, except that prior to August 31, 2010 compliance with the fixed charge coverage ratio generally shall be measured during the period commencing as of August 1, 2009 and ending as of the last day of the month in the measuring period. Once the Company is required to comply with the fixed charge coverage ratio, Company borrowings must be less than $5.0 million and Excess Availability greater than $12.5 million for each day for sixty consecutive days in order for the Company not be required to comply with the fixed charge coverage ratio until the next time that borrowings under the Domestic Credit Facility exceed $5.0 million, or Excess Availability under the Credit Facility is less than $12.5 million. The Credit Facility also generally restricts the Company’s ability to pay a cash dividend on its common stock or repurchase shares of common stock, subject to certain stated exceptions.

The Company’s borrowings under the Domestic Credit Facility have not exceeded $5.0 million at any time since the creation of the Domestic Credit Facility and the Excess Availability under the Domestic Credit Facility has not been less than $12.5 million. Therefore, the Company was not subject to the minimum cash flow requirement or fixed charge coverage ratio during any period from March 31, 2009 through September 30, 2009. However, the Company did meet the fixed charge coverage ratio requirement for the months ended August 2009 and September 2009 that would have been applicable if such borrowings had exceeded $5.0 million or the Excess Availability had been less than $12.5 million. In the future, there can be no assurance that the Company will be able to meet the fixed charge coverage ratio set forth in the Loan Agreement. In the event of non-compliance, the Company’s borrowing capacity under the Domestic Credit Facility would be limited to the lesser of $5.0 million, or an amount that would not reduce Excess Availability below $12.5 million, in order to avoid the creation of an Event of Default. Whether or not the Company is able to meet the minimum fixed charge coverage ratio set forth in the Loan Agreement, the Company believes that its currently available resources and its accessibility to debt financing sources are sufficient to satisfy the Company’s cash requirements for the foreseeable future.

Operating Cash Flows

Net cash provided by operating activities in the first nine months of 2009 was $2.2 million compared with $18.8 million in the first nine months of 2008. Contributing to the decreased operating cash flows was a net loss of $10.7 million, in the first nine months of 2009 compared to net income of $8.8 million in the same period a year ago. Also, accounts receivable increased by $5.3 million at September 30, 2009 compared to December 30, 2008 due to higher net sales in the third quarter of 2009 compared to the fourth quarter of 2008. Partially offsetting the impact of the net loss and higher accounts receivable was a decrease in inventories of $9.8 million in 2009. Inventories decreased due to focused management of inventory levels throughout the Company in 2009. Also, finished goods inventory was higher at December 31, 2008 due to fourth quarter of 2008 production in preparation for the consolidation of the North American automotive facilities. The Company also generated $2.4 million of cash in the second quarter of 2009 from the net proceeds of Company owned life insurance policies on certain former executives after making lump-sum payments to terminate its Supplemental Executive Retirement Plan to the former executives.

Investing Cash Flows

In the first nine months of 2009, net cash used for investing activities was $2.4 million compared with $5.4 million in 2008. Capital expenditures were $4.8 million for the first nine months of 2009, compared with $8.1 million for the same period of 2008. Cash of $2.4 million was released in 2009 from a restricted cash account that was required as security for outstanding letters of credit prior to establishing the letters of credit as part of the Domestic Credit Facility. Capital spending for 2009 is expected to be approximately $5.0 million to $7.0 million.

Financing Cash Flows

In the first nine months of 2009, net cash used for financing activities was $1.1 million, primarily due to capital lease payments. As of September 30, 2009, the Company had unused borrowing capacity of approximately $23.6 million under various credit facilities, including $13.3 million under its Domestic Credit Facility and $10.3 under various foreign credit facilities.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the quarter and nine months ended September 30, 2009.

Recently Issued Accounting Standards

On July 1, 2009, the FASB Accounting Standards Codification (ASC) was implemented as the sole source of authoritative GAAP. Pursuant to these provisions, the Company modified its consolidated financial statements by replacing references to former authoritative pronouncements with references to the topics outlined in the ASC. The adoption of this referencing standard did not have an affect on the Company’s consolidated financial position, results of operations or cash flows as of or for the period ended September 30, 2009.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risks from those disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, conducted an evaluation as of September 30, 2009 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such material information has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have not been any changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2009 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2008 and other prior reports filed with the Commission, a former employee filed suit against us on January 3, 2008, in the Connecticut Superior Court sitting in Hartford, Connecticut, alleging that the we breached his employment and stock option agreements and asserting that he is entitled to the severance and other benefits stipulated in the underlying agreements. He also claimed damages due to alleged harm to his reputation. The initial complaint was subsequently amended to allege violations of the Connecticut Unfair Trade Practices Act (CUTPA) and the Employee Retirement Income Security Act of 1974 (ERISA), as well as the spoliation of evidence. On May 4, 2009, the plaintiff filed a Motion for Default alleging that we repeatedly failed to comply with its discovery obligations and intentionally destroyed records. The Court has not ruled on the Motion for Default. On September 3, 2009, the plaintiff filed a Motion to Cite In our former General Counsel as an additional named defendant alleging the deliberate and intentional spoliation of evidence. This Motion to Cite In was granted by the Court on October 7, 2009 and our former General Counsel has been added as a party to the action. We filed a Motion to Strike the CUTPA claim on June 24, 2009, and this motion was also granted on October 7, 2009. We filed a Motion for Summary Judgment on August 27, 2009, asking the court to dismiss the plaintiff’s case on the basis that he did not file his employment claim prior to the expiration of the one year statute of limitations. The Court has not ruled on the Summary Judgment Motion. The case is currently in the discovery phase and trial is scheduled for January, 2012. We believe all of the plaintiff’s claims are without merit and intend to vigorously defend the suit, but there can be no assurance that the final resolution of this matter will not have a material adverse impact on our future results of operations and cash flows. No reserve has been recorded as of September 30, 2009.

Item 1A. Risk Factors

There have been no material changes to the Risk Factors described in Part I, “Item 1A: Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2008, which remain applicable to our business and could materially affect our business, financial condition or future results. However, these are not the only risks that we face. Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results. Investors are also urged to consider the information set forth within this Form 10-Q in Part I, “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations—Cautionary Note Concerning Factors That May Affect Future Results.”

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

LYDALL, INC.

November 3, 2009	By:	/s/ James V. Laughlan
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