Form 10-Q
period 2010-03-31
LYDALL INC /DE/
filed 2010-04-30
CIK 60977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $.10 par value per share.
Total Shares outstanding April 16, 2010	17,056,047

LYDALL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Quarter Ended March 31,
	2010	2009
	(Unaudited)
Net sales	$75,579	$54,333
Cost of sales	61,573	48,340

Gross margin	14,006	5,993
Selling, product development and administrative expenses	14,675	13,082

Operating loss	(669)	(7,089)
Interest expense	220	134
Other income, net	(102)	(127)

Loss before income taxes	(787)	(7,096)
Income tax benefit	(316)	(2,576)

Net loss	$(471)	$(4,520)

Earnings (loss) per share:
Basic and diluted	$(.03)	$(.27)
Weighted average number of common shares outstanding:
Basic and diluted	16,651	16,544

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$20,246	$22,721
Accounts receivable, net	46,753	39,766
Inventories, net	31,113	26,571
Taxes receivable	4,444	4,651
Prepaid expenses and other current assets, net	6,202	6,413

Total current assets	108,758	100,122
Property, plant and equipment, at cost	242,291	245,745
Accumulated depreciation	(152,309)	(151,861)

Net, property, plant and equipment	89,982	93,884
Goodwill and other intangible assets	25,598	26,403
Other assets, net	4,575	4,543

Total assets	$228,913	$224,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,461	$1,531
Accounts payable	30,992	25,959
Accrued payroll and other compensation	8,203	5,794
Other accrued liabilities	8,092	6,028

Total current liabilities	48,748	39,312
Long-term debt	4,575	5,220
Deferred tax liabilities	6,375	6,614
Pension and other long-term liabilities	17,004	16,998
Stockholders’ equity:
Preferred stock	—	—
Common stock	2,356	2,356
Capital in excess of par value	53,699	53,394
Retained earnings	169,031	169,502
Accumulated other comprehensive loss	(7,786)	(3,355)
Treasury stock, at cost	(65,089)	(65,089)

Total stockholders’ equity	152,211	156,808

Total liabilities and stockholders’ equity	$228,913	$224,952

See accompanying Notes to Condensed Consolidated Financial Statements.

.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Quarter Ended March 31,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net loss	$(471)	$(4,520)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	3,655	4,151
Deferred income taxes	(541)	(2,643)
Stock based compensation	296	231
Loss on disposition of property, plant and equipment	30	6
Changes in operating assets and liabilities:
Accounts receivable	(8,680)	182
Inventories	(5,204)	(2,600)
Accounts payable	5,635	3,021
Accrued payroll and other compensation	2,644	(186)
Other, net	2,699	(1,382)

Net cash provided by (used for) operating activities	63	(3,740)

Cash flows from investing activities:
Receipt from acquisition net assets adjustment	276	—
Capital expenditures	(1,780)	(1,830)

Net cash used for investing activities	(1,504)	(1,830)

Cash flows from financing activities:
Debt repayments	(342)	(413)
Common stock issued	8	—

Net cash used for financing activities	(334)	(413)

Effect of exchange rate changes on cash	(700)	(143)

Decrease in cash and cash equivalents	(2,475)	(6,126)
Cash and cash equivalents at beginning of period	22,721	13,660

Cash and cash equivalents at end of period	$20,246	$7,534

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statement Presentation

Lydall, Inc. and its subsidiaries (the “Company” or “Lydall”) design and manufacture specialty engineered filtration media, industrial thermal insulating solutions, automotive thermal and acoustical barriers, temperature-control equipment, medical filtration media and devices and biopharmaceutical processing components for demanding thermal/acoustical, filtration/separation and bio/medical applications.

The accompanying condensed consolidated financial statements include the accounts of Lydall, Inc. and its subsidiaries. All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated financial statements have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s annual financial statements for the year ended December 31, 2009. The year-end condensed consolidated balance sheet was derived from the December 31, 2009 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Management believes that all adjustments, which include only normal recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods reported, have been included. The Company performed an evaluation of subsequent events through the date these financial statements were issued in this Form 10-Q. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2. Risks and Uncertainties

The Thermal/Acoustical segment, comprising the Company’s global automotive business, accounted for approximately 54% of consolidated net sales in the first quarter of 2010 and 51% of consolidated net sales for the year end December 31, 2009. As a result of the global economic recession and lower consumer demand for automobiles, production levels of automobiles in North America and Europe declined sharply during the last half of 2008 and throughout 2009. While production levels have improved in early 2010, they remain below typical production levels prior to the global economic recession. Global economic uncertainties and swings in consumer spending may persist causing a volatile automotive market which could negatively impact the Company’s financial results.

3. Inventories

Inventories as of March 31, 2010 and December 31, 2009 were as follows:

In thousands	March 31, 2010	December 31, 2009
Raw materials	$11,246	$9,692
Work in process	10,728	9,063
Finished goods	9,667	9,108

	31,641	27,863
Less: Progress billings	(528)	(1,292)

Total inventories	$31,113	$26,571

Progress billings relate to tooling inventory, which is included in work in process inventory in the above table. Total tooling inventories, net of progress billings, were $5.4 million and $4.3 million at March 31, 2010 and December 31, 2009, respectively.

4. Long-term Debt and Financing Arrangements

On March 11, 2009, the Company entered into a $35 million senior secured domestic credit facility (Domestic Credit Facility) with a financial institution. The Borrowing Base under the Domestic Credit Facility is determined based on certain percentages of eligible domestic accounts receivable, eligible domestic inventories and eligible domestic fixed assets, reduced by applicable reserves. The Company had no borrowings outstanding under the Domestic Credit Facility at March 31, 2010 or December 31, 2009. The Domestic Credit Facility has a term of three years.

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

The loan agreement evidencing the Domestic Credit Facility contains a number of affirmative and negative covenants, including financial covenants. Among others, the Company and its domestic subsidiaries at all times must maintain Excess Availability, as defined in the loan agreement, of not less than $5.0 million. If the borrowings under the Domestic Credit Facility exceed $5.0 million, or Excess Availability under the Credit Facility is less than $12.5 million, the Company is required to meet a minimum fixed charge coverage ratio. The fixed charge coverage ratio requires that, at the end of any month, the ratio of consolidated EBITDA, as defined in the loan agreement, to fixed charges may not be less than 1 to 1 for the immediately preceding 12 month period, except that prior to August 31, 2010 compliance with the fixed charge coverage ratio generally shall be measured during the period commencing as of August 1, 2009 and ending as of the last day of the month in the measuring period. At no time during the first quarter of 2010 did borrowings under the Domestic Credit Facility exceed $5.0 million or was Excess Availability less than $12.5 million, therefore, the Company was not subject to the fixed charge coverage ratio. As of March 31, 2010, Lydall was limited to borrowing up to $15.9 million under the Domestic Credit Facility in order to maintain Excess Availability of not less than $5.0 million.

At March 31, 2010, the Company’s foreign subsidiaries had various credit arrangements with banks totaling €7.0 million (approximately $9.5 million), including €6.0 million (approximately $8.1 million) in Germany (German Facility). The German Facility, which expires on September 30, 2011, allows for borrowings at an interest rate based on the Euro Overnight Index Average plus a margin of 1.5%. The Company’s foreign subsidiaries had no borrowings outstanding on any of its credit arrangements at March 31, 2010 or December 31, 2009, and all amounts were available for borrowings.

5. Fair Value Measurements

Fair value, as defined in accounting guidance, is the price that would be received to sell an asset or transfer a liability in an orderly transaction between market participants at the measurement date. The transaction to sell an asset or transfer a liability is a hypothetical transaction at the measurement date, considered from the perspective of a market participant that holds the asset or owes the liability. Therefore, the objective of a fair value measurement is to determine the price that would be received to sell the asset or paid to transfer the liability (an exit price) at the measurement date.

The following table provides the assets carried at fair value measured on a recurring basis as of March 31, 2010:

		Fair Value measurements at March 31, 2010 using
In thousands	Total Carrying Value at March 31, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Forward exchange contracts	$285	$—	$285	$—

The following table provides the assets carried at fair value measured on a recurring basis as of December 31, 2009:

		Fair Value measurements at December 31, 2009 using
In thousands	Total Carrying Value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Forward exchange contracts	$662	$—	$662	$—

Derivative valuations are based on observable inputs to a valuation model including interest rates and foreign currency exchange rates and are classified within Level 2 of the valuation hierarchy.

6. Derivative Instruments and Hedging Activities

In general, the Company utilizes derivative instruments to reduce its exposure to the effects of the variability of foreign currencies on its financial performance when it believes such action is warranted. Lydall’s objective for entering into derivative instruments has always been for risk management purposes. The Company does not engage in derivative instruments for speculative purposes. Lydall has historically not been a party to a significant number of derivative instruments.

Derivative instruments are measured at fair value and recognized as either assets or liabilities on the balance sheet date depending upon maturity and commitment. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item associated with the hedged risk are recognized in the statement of operations. The Company had no fair value hedging instruments at March 31, 2010 or December 31, 2009. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the hedge transaction affects earnings. The tables below disclose the fair value and location of the Company’s cash flow hedging instruments at March 31, 2010 and December 31, 2009. The effect of this derivative instrument on the consolidated statement of operations was immaterial for the quarter ended March 31, 2010.

In December 2008, the Company entered into a foreign currency forward contract, with a notional amount of €4.5 million, that matures in December 2010. This derivative instrument is accounted for as an economic hedge of an intercompany loan denominated in a foreign currency. During the quarter ended March 31, 2010, the Company remeasured this derivative instrument at fair value and recognized the change in fair value in the statement of operations. The Company entered into this derivative contract to minimize the offsetting impact in the Company’s statement of operations of changes in foreign currency rates impacting the amount of an intercompany loan. The tables below disclose the fair value and location of the Company’s derivative instrument and amount of loss recognized in the Company’s statement of operations during the first quarter of 2010 related to this derivative instrument.

The fair value of derivative instruments at March 31, 2010 is summarized in the following table:

	Asset Derivatives		Liability Derivatives
In thousands	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	Other current assets	$10	Other liabilities	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$275	Other liabilities	$—

Total Derivatives		$285		$—

The fair value of derivative instruments at December 31, 2009 is summarized in the following table:

	Asset Derivatives		Liability Derivatives
In thousands	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	Other current assets	$32	Other liabilities	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$630	Other liabilities	$—

Total Derivatives		$662		$—

The effect of derivative instruments not designated as hedging instruments on the consolidated statement of operations for the quarter ended March 31, 2010:

In thousands	Location of Loss Recognized in Earnings	Loss Recognized in Earnings
Foreign exchange contracts	Other income, net	$(355)

Total		$(355)

The Company includes the gain or loss on the derivative in the same line item as the offsetting gain or loss on the related hedged item. The amounts noted in the tables above for other income, net do not include any adjustments for the impact of deferred income taxes.

7. Equity Compensation Plans

The Company has stock-based compensation plans under which incentive and non-qualified stock options and time or performance based restricted shares may be granted to employees and outside directors from authorized but unissued shares of common stock or treasury shares. The Company recognizes expense on a straight-line basis over the vesting period of the entire award. Options issued by the Company under its stock option plans have a term of ten years and generally vest ratably over a period of three to four years. Time based restricted stock grants are expensed over the vesting period of the award, which is typically four years. The number of performance based restricted shares that vest or forfeit depend upon achievement of certain targets during the performance period. Stock-based compensation expense includes the estimated effects of forfeitures. Stock options issued under the current plan must have an exercise price that may not be less than the fair market value of the Company’s common stock on the date of grant. The Company incurred compensation expense of $0.3 million and $0.2 million for the quarters ended March 31, 2010 and March 31, 2009, respectively, for all stock-based compensation plans.

Stock Options

The following table is a summary of option activity of the Company’s plans during the quarter ended March 31, 2010:

In thousands except per share amounts and years	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	860	$8.77
Granted	—	$—
Exercised	(1)	$6.49
Forfeited/Cancelled	(61)	$8.91

Outstanding at March 31, 2010	798	$8.76	6.6	$673

Options exercisable at March 31, 2010	473	$9.92	5.0	$79

There were no options granted during the quarters ended March 31, 2010 and 2009. There were minimal options exercised during the quarter ended March 31, 2010. The total intrinsic value of options exercised and cash received during the quarter ended March 31, 2010 were also minimal. There were no options exercised during the quarter ended March 31, 2009. At March 31, 2010, the total unrecognized compensation cost related to unvested stock option awards was approximately $0.8 million, with a weighted average expected amortization period of 2.7 years.

Restricted Stock

At March 31, 2010, the total unrecognized compensation cost related to unvested restricted stock awards was approximately $1.9 million, with a weighted average expected amortization period of 2.7 years. The following is a summary of the status of the Company’s unvested restricted shares as of March 31, 2010:

In thousands except per share amounts	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2009	447	$6.06
Granted	—	$—
Vested	—	$—
Forfeited	3	$5.73

Unvested at March 31, 2010	444	$6.06

8. Employer Sponsored Benefit Plans

As of March 31, 2010, the Company maintains three defined benefit pension plans (pension plans) that cover the majority of domestic Lydall employees. These pension plans are noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. The Company’s domestic pension plans are closed to new employees and no benefits are accruing under these pension plans.

The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes. The Company expects to contribute approximately $1.7 million in cash to its defined benefit pension plans in 2010. Contributions were minimal during the first quarter of 2010. Contributions of $0.2 million were made during the first quarter of 2009.

The following is a summary of the components of net periodic benefit cost for the quarters ended March 31, 2010 and 2009:

	Quarter Ended March 31,
In thousands	2010	2009
Components of net periodic benefit cost:
Service cost	$—	$24
Interest cost	642	651
Expected return on assets	(583)	(511)
Amortization of actuarial loss and prior service cost	145	181

Net periodic benefit cost	$204	$345

9. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, France, Germany and the Netherlands. With few exceptions, the Company is no longer subject to U.S. federal examinations for years before 2008, state and local examinations for years before 2005, and non-U.S. income tax examinations for years before 2003. In assessing the need for reserves for uncertainties in income taxes recognized, a significant number of estimates and judgments must be made by the Company. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.6 million as of March 31, 2010. There have been no significant changes to this amount during the quarter ended March 31, 2010.

10. Comprehensive Income

Comprehensive loss for the periods ended March 31, 2010 and 2009 was as follows:

	Quarter Ended
	March 31,
In thousands	2010	2009
Net loss	$(471)	$(4,520)
Changes in accumulated other comprehensive (loss) income:
Foreign currency translation adjustments	(4,507)	(3,840)
Pension liability adjustment, net of tax	90	74
Unrealized loss on derivative instruments, net of tax	(14)	(23)

Total comprehensive loss	$(4,902)	$(8,309)

11. Earnings Per Share

For the three months ended March 31, 2010 and 2009, basic earnings (loss) per share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method as long as their effect is not anti-dilutive.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	Quarter Ended
	March 31,
In thousands	2010	2009
Basic average common shares outstanding	16,651	16,544
Effect of dilutive options and restricted stock awards	—	—

Diluted average common shares outstanding	16,651	16,544

Diluted average common shares outstanding for the quarters ended March 31, 2010 and March 31, 2009, exclude the effect of approximately 1.1 million and 1.0 million equivalent shares, respectively, related to stock options with exercise prices greater than the average market price of the Company’s common shares and restricted stock awards, as their inclusion would have been anti-dilutive. However, these shares may potentially be dilutive common shares in the future.

Additionally, for the three months ended March 31, 2010, the diluted effect of stock options and restricted stock grants of approximately 0.1 million shares were not included in the computation of diluted loss per share as the net loss position would have made their effect anti-dilutive. For the quarter ended March 31, 2009, the amount of shares was not significant.

12. Segment Information

The Company’s reportable segments are Performance Materials and Thermal/Acoustical. The Performance Materials segment reports results of the filtration businesses and the industrial thermal insulation business. The Thermal/Acoustical segment reports the results of the Company’s automotive businesses. All other businesses are aggregated in Other Products and Services (OPS). OPS comprises the Vital Fluids business and Affinity® temperature control equipment business.

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

The industrial thermal insulation business develops high performance nonwoven veils, papers, mats and specialty composites for the building products, appliance, and energy and industrial markets. The Manniglas® brand is diverse in its product application ranging from high temperature seals and gaskets in ovens and ranges to specialty veils for HVAC and cavity wall insulation. appLY® Mat has been developed to expand Lydall’s high temperature technology portfolio for broad application into the appliance market and supplements the Lytherm® product brand, traditionally utilized in the Industrial market for kilns and furnaces used in metal processing. Lydall’s Cryotherm®, CRS-Wrap® and CryoliteTM products are industry standards for state-of-the-art cryogenic insulation designs used by manufacturers of cryogenic equipment for liquid gas storage, piping, and transportation.

Thermal/Acoustical Segment

The Thermal/Acoustical segment provides solutions to assist in noise and heat abatement in various global markets. Primary targets are the underbody, under hood and interior areas of cars, trucks, SUVs, heavy-duty trucks, buses, military and recreational vehicles. Lydall shields an array of areas from heat (thermal) and sound (acoustical) sources, including areas bordering on fuel tanks, exhaust systems, engine compartments, HVAC, and electrical components. Lydall’s patented products, including ZeroClearance®, AMS®, dBCore® and LyTherm®, contain organic and inorganic fiber composites as well as metal combinations.

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

Lydall’s Affinity business designs and manufactures high precision, specialty engineered temperature-control equipment for semiconductor, pharmaceutical, life sciences and industrial applications.

The table below presents net sales and operating income (loss) by segment for the quarters ended March 31, 2010 and 2009, and also a reconciliation of total segment net sales and operating income (loss) to total consolidated net sales and operating loss.

	Quarter Ended March 31,
In thousands	2010	2009
Performance Materials:
Filtration	$18,605	$14,711
Industrial Thermal Insulation	8,547	7,666

Performance Materials Segment net sales	$27,152	$22,377
Thermal/Acoustical:
Automotive parts	$35,516	$23,358
Automotive tooling	5,021	3,516

Thermal/Acoustical Segment net sales	$40,537	$26,874
Other Products and Services:
Vital Fluids	$4,150	$3,083
Affinity® temperature control equipment	4,138	2,311

Other Products and Services net sales	$8,288	$5,394
Eliminations and Other	(398)	(312)

Consolidated Net Sales	$75,579	$54,333

Operating income (loss) by segment was as follows:

	Quarter Ended March 31,
In thousands	2010	2009
Performance Materials	$2,003	$1,256
Thermal/Acoustical	1,358	(4,309)
Other Products and Services	156	(800)
Corporate Office Expenses	(4,186)	(3,236)

Consolidated Operating Loss	$(669)	$(7,089)

13. Commitments and Contingencies

As of March 31, 2010, the global automotive operation had unconditional purchase obligations to acquire aluminum of approximately $9.7 million and $9.8 million in 2010 and 2011, respectively, for use in their operation.

A former employee filed suit against Lydall on January 25, 2008 in Connecticut Superior Court alleging that Lydall breached his employment and stock option agreements and asserting that he is entitled to severance and other benefits pursuant to his employment agreement, plus interest, legal fees and compensatory and punitive damages. The plaintiff amended his complaint several times and on January 11, 2010, Lydall filed an answer denying plaintiff’s substantive allegations and asserting affirmative defenses. On May 4, 2009, the plaintiff filed a motion for default against Lydall alleging that Lydall failed to comply with discovery obligations. The default motion has not yet been heard. Lydall filed a summary judgment motion on August 28, 2009 asking the court to dismiss the plaintiff’s case on the basis that the plaintiff did not file his employment claim prior to the expiration of the one-year statute of limitations set forth in his employment agreement. The summary judgment motion has not yet been heard. The case is currently in the discovery phase and trial is scheduled for January 2012.

On January 29, 2010, the plaintiff referred to above filed a Verified Complaint for Advancement and Indemnification in the Delaware Chancery Court seeking advancement of legal fees and expenses he alleges he has incurred in connection with the above-described action and seeking indemnification. Lydall filed an answer to the advancement and indemnification complaint on February 25, 2010, denying that the plaintiff is entitled to advancement or indemnification. Each of the plaintiff and Lydall has filed dispositive motions with respect to the advancement and indemnification complaint, which are scheduled for hearing on May 10, 2010.

The Company believes that the above claims are without merit, however, there can be assurance as to the ultimate outcomes of these claims.

14. Recently Issued Accounting Standards

In October 2009, the FASB issued guidance on revenue recognition. Under this guidance, management is no longer required to obtain vendor-specific objective evidence or third party evidence of fair value for each deliverable in an arrangement with multiple elements and where evidence is not available the proportion of the selling price attributable to each deliverable may be estimated. This guidance is effective for annual reporting periods beginning after June 15, 2010. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

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

Forward looking information contained in these statements include, among other things, statements with respect to the Company’s financial condition, results of operations, cash flows, business strategies, operating efficiencies or synergies, competitive positions, growth opportunities, outcomes of contingencies, financial covenants in credit arrangements, plans and objectives of management and other matters. Such statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. Without limiting the generality of the foregoing, the words “believes,” “anticipates,” “may,” “plans,” “projects,” “expects,” “estimates,” “forecasts,” “predicts,” “targets,” and other similar expressions are intended to identify forward-looking statements in connection with the discussion of future operating or financial performance. Actual results may differ materially from those expressed or implied in the forward-looking statements.

All forward-looking statements involve risks and uncertainties that are difficult to predict. These risks and uncertainties include, but are not limited to, the following:

•

Worldwide economic cycles that affect the markets in which the businesses serve could affect demand for the Company’s products and impact the Company’s profitability. Among other factors, disruptions in the global credit and financial markets, including diminished liquidity and credit availability, swings in consumer confidence and spending, unstable economic growth and fluctuations in unemployment rates could cause economic instability and could have a negative impact on the Company’s results of operations and financial condition;

•

The Thermal/Acoustical segment, comprising the Company’s global automotive business, accounted for approximately 54% of consolidated net sales in the first quarter of 2010 and 51% of consolidated net sales for the year end December 31, 2009. As a result of the global economic recession and lower consumer demand for automobiles, production levels of automobiles in North America and Europe declined sharply during the last half of 2008 and throughout 2009. While production levels have improved in early 2010, they remain below typical production levels prior to the global economic recession. Global economic uncertainties and swings in consumer spending may persist causing a volatile automotive market which could negatively impact the Company’s financial results;

•

The Company’s automotive business could also be negatively impacted by further financial difficulties faced by automakers and other automotive customers, consolidation among automotive parts suppliers and customers, labor unrest, supply chain disruptions, customers sourcing products from lower cost countries, selling price reductions, and failure to realize accounts receivable from automakers and other automotive customers;

•

The Company operates a number of manufacturing facilities. The equipment and systems necessary for such operations may break down, perform poorly or fail, causing fluctuations in manufacturing efficiencies. Such fluctuations could affect the Company’s ability to deliver products to customers on a timely basis, which could have a material adverse effect on the Company’s financial condition or results of operations;

•	The Company’s need to fund capital expenses to meet increased demand could negatively affect the Company’s cash position;

•

The Company may not be able to satisfy covenants and other obligations under its Domestic Credit Facility, which could impact Lydall’s ability to borrow funds under the Domestic Credit Facility. Additionally, these debt covenants and other obligations could limit the Company’s ability to make acquisitions, incur additional debt, pay dividends, make investments, or consummate asset sales;

•	Lydall may need additional financing to fund strategic initiatives, which could be difficult to obtain;

•	The lack of availability of third party financing for consumers and businesses could affect demand for the Company’s products;

•

Lydall implemented certain measures to address slowdowns in the market for its products, including a consolidation of facilities and headcount reductions. The Company cannot assure that as production levels increase, these measures will not result in unforeseen costs, disruptions in operations, or have other negative effects;

•

The Company is subject to intense competition and competes with many larger companies with greater financial, technical and marketing resources than Lydall possesses. Because of the Company’s size and product mix, Lydall may not be able to capitalize on changes in technology, competition and pricing as fully as its competitors;

•

Operating results may fluctuate as a result of many factors, including size and timing of orders and shipments, loss of significant customers, product mix, technological change, fluctuations in manufacturing yields, competition and general economic conditions. In addition, to the extent that revenue and asset utilization increase or decrease, the absorption of the Company’s fixed costs could positively or negatively impact gross margins;

•

The preparation of financial statements requires management to make estimates and assumptions that affect the reported financial results of the Company. Among others, estimates and assumptions made to establish reserves to cover uncollectible accounts receivable, excess or obsolete inventory, fair market value write-downs of certain assets, and various liabilities may differ from actual results;

•	The pricing and supply of raw materials such as aluminum and fiber fluctuate and could affect all of the Company’s businesses and influence current and future financial results;

•	Increases in energy pricing at the Company’s manufacturing plants or higher energy costs passed on from vendors could impact profitability;

•	Future performance could be impacted by the inability to continue to develop new products and improve product and process technologies and the performance of new product introductions;

•

Future performance could be impacted by the inability to effectively and efficiently complete strategic transactions, including the integration of acquisitions into existing businesses and the full realization of expected benefits from acquisitions and restructuring programs;

•	In the event that the Company’s products fail to perform as expected, the Company may be subject to warranty claims from its customers;

•

Current litigation, and any future litigation that the Company may be subject to, could have an adverse effect on the Company by, among other things, causing the Company to incur substantial costs and diverting management’s attention and resources;

•

Third parties may claim that the Company is infringing their intellectual property and Lydall could suffer significant litigation costs, licensing expenses, or be prevented from selling certain products;

•	If the Company is unable to protect its intellectual property, it could lose valuable assets or may incur costly litigation to protect its rights;

•	Lydall could be impacted by the costs of complying with environmental laws and regulations, including climate change laws;

•	The Company may suffer if it is unable to attract and retain key employees;

•	Lydall could be impacted by the inherent risks of operating internationally, including fluctuations in foreign exchange rates;

•	Lydall’s businesses could be impacted by the ability to realize savings from Lean Six Sigma initiatives;

•	Changes in tax laws and rates could impact Lydall’s financial results, including additional tax liabilities;

•	Any failure or inadequacy in the Company’s information technology infrastructure could harm Lydall’s businesses;

•

The Company’s relatively low trading volume could limit a shareholder’s ability to trade the Company’s shares. Although the Company’s shares are traded on the New York Stock Exchange, trading volumes are relatively low. Consequently, shareholders could have difficulty in selling or buying a large number of the Company’s shares in the manner or at a price that might otherwise be possible if the shares were more actively traded;

•	Acts of war, terrorist attacks and the threat of domestic and international terrorist attacks, and fire disruptions may adversely impact our businesses.

These risks and uncertainties are described in more detail in our Annual Report on Form 10–K for the fiscal year ended December 31, 2009. These cautionary statements are not meant to be an exhaustive discussion of risks that may apply to Lydall. Lydall undertakes no obligation to update publicly or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

Overview and Outlook

The Company’s subsidiaries design and manufacture specialty engineered filtration media, industrial thermal insulating solutions, automotive thermal and acoustical barriers, temperature-control equipment, medical filtration media and devices and biopharmaceutical processing components for demanding thermal/acoustical, filtration/separation and bio/medical applications.

Business Environment Overview

During the first quarter of 2010, most of the Company’s businesses benefited from improved market conditions. Net sales improved by $19.7 million, net of foreign currency translation, or 36.2%, compared to the first quarter of 2009, which was severely impacted by the global economic recession. Net sales improved by $4.9 million, or 6.8%, net of foreign currency translation, from the fourth quarter of 2009. While the first quarter of 2010 represents the fourth consecutive quarter of increases in net sales, many of the Company’s served markets remain volatile and difficult to predict moving forward in 2010.

The Company reported a net loss of $0.5 million, or ($.03) per diluted share, in the first quarter of 2010, compared to a net loss of $4.5 million, or ($.27) per diluted share in the first quarter of 2009. The first quarter of 2009 included restructuring related expenses of $1.3 million (net of tax), or $.08 per diluted share, associated with consolidation of the North American automotive operation (NA Auto consolidation).

For the third consecutive quarter, the Company reported positive EBITDA amounts. EBITDA for the first quarter of 2010 was $3.1 million compared to EBITDA of $2.6 million for the fourth quarter of 2009 and $3.5 million for the third quarter of 2009. EBITDA is a pro forma financial measurement not in accordance with generally accepted accounting principles (GAAP). The Company defines EBITDA as net income/loss plus interest, income taxes and depreciation and amortization expenses. EBITDA is not an alternative to net income, net cash provided by operating activities or any other items calculated in accordance with GAAP. Management believes that this additional financial information is useful to management, investors, lenders and others in assessing the Company’s performance and liquidity.

The following reconciles pro forma financial information with Lydall’s financial results under GAAP:

Non-GAAP Financial Measures

	Quarter Ended March 31,	Quarter Ended December 31,	Quarter Ended September 30,
In thousands	2010	2009	2009
Net loss	$(471)	$(3,427)	$(273)
Add back:
Interest expense	220	204	278
Income taxes	(316)	1,899	(282)
Depreciation and amortization	3,655	3,891	3,785

EBITDA, as defined	$3,088	$2,567	$3,508

Operational Matters

Performance Materials Segment

The Performance Materials segment comprises Lydall’s filtration media solutions for air, fluid power, industrial and life science applications and industrial thermal insulation solutions for building products, appliances, and energy and industrial markets. The Company engages with customers to deliver value-added products for their specific needs, which differentiates Lydall’s products from competitors. Lydall’s filtration and industrial thermal insulation businesses are in markets that the Company believes present long-term growth opportunities for Lydall through the introduction of new products, expansion of share in existing markets and penetration of new markets.

Performance Materials net sales represented approximately 36% of the Company’s net sales in the first quarter of 2010, compared to approximately 41% in the first quarter of 2009. Net sales were $27.2 million in the first quarter of 2010, an improvement of $4.3 million, or 19.2%, net of foreign currency translation compared to the same period of 2009. Operating income for the segment was $2.0 million in the current quarter, compared to operating income of $1.3 million in the quarter ended March 31, 2009. Demand for the Company’s filtration and industrial thermal insulation products improved compared to the first quarter of 2009 when these markets were significantly impacted by the global economic recession.

Thermal/Acoustical Segment

The Thermal/Acoustical segment provides solutions to assist in noise and heat abatement in various types of automobiles. Lydall products shield several areas in automobiles from heat (thermal) and sound (acoustical) sources including the underbody, under hood and interior areas.

Segment net sales were approximately 54% of the Company’s net sales in the first quarter of 2010, compared to approximately 49% of Lydall’s net sales in the quarter ended March 31, 2009. Segment net sales were $40.5 million in the first quarter of 2010, an increase of $12.5 million, or 46.7%, net of foreign currency translation, compared to the first quarter of 2009. In 2009, the segment was impacted by significantly less demand for automobiles by consumers in North America and Europe due to the global economic recession and restrictions on credit available for consumer automobile loans. According to a published automotive market forecasting service, production in North America and Europe of cars and light trucks in the first quarter of 2010 was higher by approximately 42%, or 2.2 million vehicles, as compared to the same period a year ago. During the first quarter of 2010, the Company benefited from higher production of automobiles on existing platforms, as well as from sales of parts on new platforms awarded to the Company. While there has been improvement in automobile production in early 2010, volatile market conditions, including fluctuations in consumer demand for automobiles, continue to persist in the automotive market making it difficult to predict future customer requirements.

Operating income for the segment in the first quarter of 2010 was $1.4 million compared with an operating loss of $4.3 million in the first quarter of 2009. Higher net sales and savings realized from the NA Auto consolidation resulted in the improvement in operating results. While the Company realized savings in the first quarter of 2010 from the NA Auto consolidation, these savings were partially offset by higher manufacturing costs. As a result of a significant increase in automobile production in North America in the first quarter of 2010, there was a rapid increase in the volume of orders. As the Company increased production levels to meet demand on existing platforms and, at the same time, began to launch new platforms, the segment was impacted by manufacturing inefficiencies resulting in incremental manufacturing costs. Operating loss in the first quarter of 2009 was impacted by $2.1 million of restructuring related charges associated with the NA Auto consolidation.

Going forward in 2010, as it will be launching a series of new platforms, the segment is focused on improving operating efficiencies and optimizing returns with the assistance of Lean Six Sigma principles.

Other Products and Services (OPS)

The components of OPS are the Vital Fluids business and the Affinity® temperature control equipment business (Affinity). OPS net sales represented approximately 11% of the Company’s net sales in the first quarter of 2010, compared to approximately 10% in the first quarter of 2009.

The Vital Fluids business, which serves the life science industry, reported net sales of $4.2 million and operating income of $0.2 million in the first quarter of 2010, compared to net sales of $3.1 million and an operating loss $0.4 million in the comparable quarter of 2009. The Company has invested in a new production line and increased clean room capacity to allow the Vital Fluids business to further penetrate the rapidly growing bio/medical life sciences market.

Market conditions in the semiconductor industry have begun to improve allowing for increased capital equipment spending. As a result, the Affinity business, which primarily serves the semiconductor industry, reported net sales of $4.1 million and broke even in the first quarter of 2010 compared to net sales of $2.3 million and an operating loss of $0.4 million in the first quarter of 2009.

Results of Operations

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three-month periods ended March 31, 2010 (Q1-10) and March 31, 2009 (Q1-09).

Net Sales

	Quarter Ended		Percent Change
In thousands	Q1-10	Q1-09
Net sales	$75,579	$54,333	39.1%

Excluding the impact of foreign currency translation, net sales for the current quarter increased by $19.7 million, or 36.2%, when compared to the first quarter of 2009. In the Thermal/Acoustical segment, net sales increased by $12.5 million, or 46.7%, excluding the impact of foreign currency translation, as automotive parts net sales increased by $11.2 million and tooling net sales increased by $1.3 million. Excluding the impact of foreign currency translation, Performance Materials segment net sales increased by $4.3 million, or 19.2%, in the first quarter of 2010 compared to the first quarter of 2009. Filtration and industrial thermal insulation product net sales increased by $3.4 million and $0.9 million, respectively. Net sales for OPS in the first quarter of 2010 increased by $2.9 million, or 53.7%, compared to the same quarter a year ago. The Affinity business posted increased net sales of $1.8 million and net sales from the Vital Fluids business were higher by $1.1 million compared to the first quarter of 2009.

Gross Margin

In thousands	Quarter Ended		Percent Change
	Q1-10	Q1-09
Gross margin	$14,006	$5,993	133.7%
Percentage of sales	18.5%	11.0%

Gross margin percentage for the first quarter of 2010 was 18.5% compared to 11.0% in the first quarter of 2009. The first quarter of 2009 included restructuring related charges of $2.0 million associated with the NA Auto consolidation, which negatively impacted gross margin percentage by approximately 380 basis points in that period. Excluding the restructuring related expenses associated with the NA Auto consolidation, the increase in gross margin percentage of 370 basis points in the first quarter of 2010 compared to the same period a year ago was primarily attributable to the Thermal/Acoustical segment. Higher net sales in the Thermal/Acoustical segment of $12.5 million, net of foreign currency translation, resulted in improved absorption of fixed costs. Also, lower fixed costs due to the NA Auto consolidation resulted in improved gross margin performance, which was partially offset by incremental manufacturing costs as production levels rapidly increased due to a significant increase in orders from customers causing manufacturing inefficiencies. Overall gross margin percentage in the first quarter of 2009 was negatively impacted by a reduction in net sales across all businesses due to global economic conditions, resulting in higher per-unit manufacturing costs, as each unit absorbed a greater amount of fixed costs.

Selling, Product Development and Administrative Expenses

	Quarter Ended		Percent Change
In thousands	Q1-10	Q1-09
Selling, product development and administrative expenses	$14,675	$13,082	12.2%
Percentage of net sales	19.4%	24.1%

Selling, product development and administrative expenses increased by $1.6 million in the current quarter compared to the first quarter of 2009, primarily due to increases in accrued incentive compensation expense of $0.6 million, severance related charges of $0.4 million and legal expenses of $0.7 million, partially offset by lower 401(k) match expense of $0.2 million. The Company did not record any incentive compensation expense in the first quarter of 2009 because targets were not expected to be met for the Company’s 2009 bonus plan. The increase in severance related charges was associated with the departure of a subsidiary President in the first quarter of 2010. Higher legal expenses were primarily related to the claims made by a former employee (see Part II. Other Information – Item 1. Legal). The reduction in 401(k) match expense was due to the Company’s suspension of its matching contribution beginning in May 2009 for all non-union domestic employees.

Interest Expense

	Quarter Ended		Percent Change
In thousands	Q1-10	Q1-09
Interest expense	$220	$134	64.2%
Weighted average interest rate	5.3%	5.2%

The increase in interest expense in the first quarter of 2010 compared to the same quarter of 2009 was primarily due to increased amortization of debt financing costs associated with the Company entering into a domestic credit facility in March 2009 and increases in unused borrowing fees.

Other Income/Expense

Other income and expense for the quarters ended March 31, 2010 and 2009 consisted of insignificant activity related to foreign exchange transaction gains and losses and investment income.

Income Taxes

The effective tax rate for the quarter ended March 31, 2010 was 40.2% compared with 36.3% for the first quarter of 2009. The increase in the effective tax rate for the quarter ended March 31, 2010 was primarily due to a tax law change in France as part of the 2010 French Final Finance Act. There were no significant discrete items impacting the Company’s effective tax rates in the quarters ended March 31, 2010 and 2009 that would cause the Company’s effective tax rates to be materially different than statutory tax rates.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.6 million as of March 31, 2010. There have been no significant changes to this amount during the quarter ended March 31, 2010.

Segment Results

The following table presents sales information for the key product and service groups included within each operating segment for the quarter ended March 31, 2010 compared with the quarter ended March 31, 2009:

In thousands	Quarter Ended March 31, 2010	Quarter Ended March 31, 2009	Dollar Change
Performance Materials:
Filtration	$18,605	$14,711	$3,894
Industrial Thermal Insulation	8,547	7,666	881

Performance Materials Segment net sales	$27,152	$22,377	$4,775
Thermal/Acoustical:
Automotive parts	$35,516	$23,358	$12,158
Automotive tooling	5,021	3,516	1,505

Thermal/Acoustical Segment net sales	$40,537	$26,874	$13,663
Other Products and Services:
Vital Fluids	$4,150	$3,083	$1,067
Affinity® temperature control equipment	4,138	2,311	1,827

Other Products and Services net sales	$8,288	$5,394	$2,894
Eliminations and Other	(398)	(312)	(86)

Consolidated Net Sales	$75,579	$54,333	$21,246

Operating income (loss) by segment was as follows:

	Quarter Ended March 31, 2010		Quarter Ended March 31, 2009
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$2,003	7.4%	$1,256	5.6%	$747
Thermal/Acoustical	1,358	3.4%	(4,309)	(16.0)%	5,667
Other Products and Services	156	1.9%	(800)	(14.8)%	956
Corporate Office Expenses	(4,186)	—	(3,236)	—	(950)

Consolidated Operating Loss	$(669)	(0.9)%	$(7,089)	(13.0)%	$6,420

Performance Materials

Performance Materials segment net sales were $27.2 million in the current quarter compared with $22.4 million in the same period last year. Excluding the impact of foreign currency translation, segment net sales increased by $4.3 million, or 19.2%, in the current quarter. Net sales of filtration products increased by $3.4 million compared to the same quarter of 2009, primarily from higher volumes of air filtration and fluid power product sales. The Company benefited in the first quarter of 2010 from improved demand for its products, compared to the first quarter of 2009, which was significantly impacted by the global economic recession causing lower demand for Lydall’s products. Net sales of industrial thermal insulation products increased by $0.9 million in the first quarter of 2010 compared to the same period of 2009. This increase was equally from both energy and industrial products net sales and building and appliance insulation products net sales. There was marginal improvement in capital project investments by customers in the electrical and cryogenic markets, resulting in improved demand for the Company’s energy and industrial products. Also, while the Company continues to be impacted by a weak market for construction of new homes and commercial buildings in the U.S., there was marginal improvement in sales to this market in the current quarter compared to the first quarter of 2009.

The Performance Materials segment reported operating income of $2.0 million in the first quarter of 2010, an increase of $0.7 million, or 59.5%, compared with the first quarter of 2009. Higher net sales and the resulting improved gross margin contributed to the increase in operating income. Partially offsetting the improved gross margin were higher selling, product development and administrative expenses of $0.5 million in the first quarter of 2010 compared to the same quarter of 2009. This increase was primarily due to severance related charges of $0.4 million associated with the departure of a subsidiary President and, to a lesser extent, increases in incentive compensation expense of $0.3 million, partially offset by lower 401(k) match expense.

Thermal/Acoustical

Thermal/Acoustical segment net sales increased to $40.5 million for the quarter ended March 31, 2010, compared with $26.9 million for the same period of 2009. Excluding the impact of foreign currency translation, net sales increased by $12.5 million, or 46.7%, compared to the same period a year ago. Automotive parts net sales increased by $11.2 million, or 48.1%, compared to a published automotive market forecasting service which indicated automobile production levels increased by approximately 42%, or 2.2 million vehicles, compared to the first quarter of 2009. Also, tooling net sales increased by $1.3 million, or 37.1%, compared to the first quarter of 2009, as a result of awarded platforms. Automotive parts net sales in North America were higher by $6.9 million, or 56.2%, in the first quarter of 2010, while parts net sales in Europe increased by $4.3 million, or 39.2%, net of foreign currency translation, compared to the first quarter of 2009. During the first quarter of 2010, production of automobiles by North American and European OEM’s improved significantly compared to the first quarter of 2009. However, production in the first quarter of 2010 remained below typical production levels prior to the global economic recession. The first quarter of 2009 was severely impacted by the global economic recession causing lower consumer demand for automobiles and resulting in lower production of most platforms, early termination of various platforms and delays in launches of new platforms by automakers.

For the first quarter of 2010, operating income for the segment was $1.4 million compared with an operating loss of $4.3 million in the first quarter of 2009. Improved net sales and savings realized from the NA Auto consolidation resulted in the improvement in operating results. While the Company realized savings in the first quarter of 2010 from the NA Auto consolidation, these savings were partially offset by higher manufacturing costs in the current quarter compared to the first quarter of 2009. As a result of a significant increase in automobile production in North America in the first quarter of 2010, there was a rapid increase in the volume of orders. As the Company increased production levels to meet demand on existing platforms and, at the same time, began to launch new platforms, the business was impacted by manufacturing inefficiencies resulting in incremental manufacturing costs. Also, the European automotive operation was impacted by higher raw material costs in the current quarter, compared to the first quarter of 2009, as not all increases in costs are passed through to its customers. Selling, product development and administrative expenses for the first quarter of 2010 were essentially flat with the first quarter of 2009. Operating loss in the first quarter of 2009 was impacted by $2.1 million of restructuring related charges associated with the NA Auto consolidation.

Other Products and Services

The increase in OPS net sales of $2.9 million, or 53.7%, in the first quarter of 2010, compared to the same quarter of 2009, was due to increased volumes of net sales from the Affinity business of $1.8 million and the Vital Fluids business of $1.1 million. The increase in Affinity net sales during the current quarter was attributable to modest improvement in capital equipment spending in the semiconductor industry that the Company serves. The increase in Vital Fluids’ products net sales was primarily attributable to increased volumes of blood filtration product net sales and bioprocessing net sales.

OPS reported operating income of $0.2 million for the quarter ended March 31, 2010, compared to an operating loss of $0.8 million for the first quarter of 2009. The Affinity business broke even in the first quarter of 2010 compared to an operating loss of $0.4 million in the first quarter of 2009. Operating income reported by the Vital Fluids business of $0.2 million for the first quarter of 2010, compared to an operating loss of $0.4 million in the same period of 2009, was due to higher net sales and improved gross margin percentage primarily due to product mix.

Corporate Office Expenses

Corporate office expenses were $4.2 million in the first quarter of 2010, compared to $3.2 million for the first quarter of 2009. This increase of $1.0 million was principally due to higher legal costs of $0.8 million, primarily related to lawsuits filed by a former employee, and higher incentive compensation expense of $0.1 million.

Liquidity and Capital Resources

The Company assesses its liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. The principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect the overall management of liquidity include capital expenditures, investments in businesses, acquisitions, income tax payments, outcomes of contingencies, pension funding and availability of lines of credit and long-term financing. The Company manages worldwide cash requirements considering available funds among domestic and foreign subsidiaries. The Company expects to finance its 2010 operating cash requirements from cash provided by operating activities and through borrowings under its existing credit agreements, as needed.

Financing Arrangements

On March 11, 2009, the Company entered into a $35 million senior secured domestic credit facility (Domestic Credit Facility) with a financial institution. The Borrowing Base under the Domestic Credit Facility is determined based on certain percentages of eligible domestic accounts receivable, eligible domestic inventories and eligible domestic fixed assets, reduced by applicable reserves. The Company had no borrowings outstanding under the Domestic Credit Facility at March 31, 2010 or December 31, 2009. The Domestic Credit Facility has a term of three years.

The loan agreement evidencing the Domestic Credit Facility contains a number of affirmative and negative covenants, including financial covenants. Among others, the Company and its domestic subsidiaries at all times must maintain Excess Availability, as defined in the loan agreement, of not less than $5.0 million. If the borrowings under the Domestic Credit Facility exceed $5.0 million, or Excess Availability under the Credit Facility is less than $12.5 million, the Company is required to meet a minimum fixed charge coverage ratio. The fixed charge coverage ratio requires that, at the end of any month, the ratio of consolidated EBITDA, as defined in the loan agreement, to fixed charges may not be less than 1 to 1 for the immediately preceding 12 month period, except that prior to August 31, 2010 compliance with the fixed charge coverage ratio generally shall be measured during the period commencing as of August 1, 2009 and ending as of the last day of the month in the measuring period. At no time during the first quarter of 2010 did borrowings under the Domestic Credit Facility exceed $5.0 million or was Excess Availability less than $12.5 million, therefore, the Company was not subject to the fixed charge coverage ratio. As of March 31, 2010, Lydall was limited to borrowing up to $15.9 million under the Domestic Credit Facility in order to maintain Excess Availability of not less than $5.0 million.

At March 31, 2010, the Company’s foreign subsidiaries had various credit arrangements with banks totaling €7.0 million (approximately $9.5 million), including €6.0 million (approximately $8.1 million) in Germany (German Facility). The expiration of the German Facility is September 30, 2011. The Company’s foreign subsidiaries had no borrowings outstanding on any of its credit arrangements at March 31, 2010 or December 31, 2009, and all amounts were available for borrowings.

Operating Cash Flows

Net cash provided by operating activities in the first quarter of 2010 was $0.1 million compared with cash used for operations of $3.7 million in the first quarter of 2009. The improvement in operating cash flows in the first quarter of 2010 compared to the first quarter of 2009 was primarily due to a net loss of $0.5 million in the first quarter of 2010 compared to a net loss of $4.5 million in the first quarter of 2009. In the first quarter of 2010, the net loss plus adjustments for non-cash depreciation and amortization provided cash from operating activities of $3.2 million, which was partially offset by cash used for operating assets and liabilities of $2.9 million. Accounts receivable increased by $8.7 million at March 31, 2010, compared to December 31, 2009, primarily due to higher sales in the first quarter of 2010 compared to the fourth quarter of 2009. At March 31, 2010, inventory increased by $5.2 million and, correspondingly, accounts payable increased by $5.6 million, compared to December 31, 2009, as a result of increased production activity in reaction to improving market conditions and demand for the Company’s products. Also, accrued payroll and other compensation liabilities increased by $2.6 million at March 31, 2010, compared to December 31, 2009. This increase was due to higher accrued payroll of $1.4 million, accrued vacation of $0.6 million and accrued incentive compensation of $0.3 million. Higher accrued payroll was due timing of payrolls as well as greater production during the end of the first quarter of 2010 compared to the end of 2009 when certain facilities were shut-down.

Investing Cash Flows

In the first quarter of 2010, net cash used for investing activities was $1.5 million. Capital expenditures were $1.8 million for the first quarter of 2010, which is consistent with the first quarter of 2009. In the first quarter of 2010, the majority of capital spending was in the Thermal/Acoustical segment in order to meet the demand of increasing production requirements. Capital spending for 2010 is expected to be approximately $9.0 million to $11.0 million. Cash of $0.3 million was received in the first quarter of 2010 from DSM Solutech B.V. for the final resolution of the purchase price detailed in the Sales and Purchase Agreement. This amount was recorded in accounts receivable at December 31, 2009.

Financing Cash Flows

In the first quarter of 2010, net cash used for financing activities was $0.3 million compared to cash used of $0.4 million in the first quarter of 2009. Cash used for financing activities was primarily due to capital lease payments.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the quarter ended March 31, 2010.

Recently Issued Accounting Standards

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risks from those disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, conducted an evaluation as of March 31, 2010 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such material information has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have not been any changes in the Company’s internal controls over financial reporting during the first quarter ended March 31, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

A former employee filed suit against Lydall on January 25, 2008 in Connecticut Superior Court alleging that Lydall breached his employment and stock option agreements and asserting that he is entitled to severance and other benefits pursuant to his employment agreement, plus interest, legal fees and compensatory and punitive damages. The plaintiff amended his complaint several times and on January 11, 2010, Lydall filed an answer denying plaintiff’s substantive allegations and asserting affirmative defenses. On May 4, 2009, the plaintiff filed a motion for default against Lydall alleging that Lydall failed to comply with discovery obligations. The default motion has not yet been heard. Lydall filed a summary judgment motion on August 28, 2009 asking the court to dismiss the plaintiff’s case on the basis that the plaintiff did not file his employment claim prior to the expiration of the one-year statute of limitations set forth in his employment agreement. The summary judgment motion has not yet been heard. The case is currently in the discovery phase and trial is scheduled for January 2012.

On January 29, 2010, the plaintiff referred to above filed a Verified Complaint for Advancement and Indemnification in the Delaware Chancery Court seeking advancement of legal fees and expenses he alleges he has incurred in connection with the above-described action and seeking indemnification. Lydall filed an answer to the advancement and indemnification complaint on February 25, 2010, denying that the plaintiff is entitled to advancement or indemnification. Each of the plaintiff and Lydall has filed dispositive motions with respect to the advancement and indemnification complaint, which are scheduled for hearing on May 10, 2010.

The Company believes that the above claims are without merit, however, there can be no assurance as to the ultimate outcomes of these claims.

Item 1A. Risk Factors

There have been no material changes from risk factors as previously disclosed in Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Domestic Credit Facility, entered into on March 11, 2009, restricts the Company’s ability to repurchase common stock of the Company, subject to certain stated exceptions.

Should the Company have the ability to engage in repurchase activity in the future, the Company would take advantage of the safe harbor protections afforded by Rule 10b-18 promulgated under the Exchange Act, to engage in future repurchase activity in accordance with the provisions of the Exchange Act.

Item 4. Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on April 28, 2010. Stockholders voted on two proposals presented to them for consideration:

1.)	Election of Nominees to the Board of Directors

Stockholders elected eight Directors to serve until the next Annual Meeting to be held in 2011. The results of the voting were as follows:

	For	Withheld	Broker Non-Votes
Dale G. Barnhart	12,836,044	89,183	1,676,465
Kathleen Burdett	12,160,013	765,214	1,676,465
W. Leslie Duffy	12,774,254	150,973	1,676,465
Matthew T. Farrell	12,831,348	93,879	1,676,465
Marc T. Giles	12,832,107	93,120	1,676,465
William D. Gurley	12,804,579	120,648	1,676,465
Suzanne Hammett	12,826,395	98,832	1,676,465
S. Carl Soderstrom, Jr.	12,831,814	93,413	1,676,465

2.)	Ratification of Appointment of Independent Auditors

Stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for fiscal year 2010. The results of the voting were as follows:

For	13,879,700
Against	716,517
Abstained	5,475

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

April 30, 2010	By:	/s/ James V. Laughlan
James V. Laughlan Chief Accounting Officer and Controller (On behalf of the Registrant and as Principal Accounting Officer)

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