Form 10-Q
period 2010-06-30
LYDALL INC /DE/
filed 2010-08-02
CIK 60977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $.10 par value per share.
Total Shares outstanding July 20, 2010	17,083,346

LYDALL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Quarter Ended June 30,
	2010	2009
	(Unaudited)
Net sales	$82,880	$55,981
Cost of sales	66,623	51,811

Gross margin	16,257	4,170
Selling, product development and administrative expenses	14,312	12,722
Gain on sale of product line, net	(1,733)	—

Operating income (loss)	3,678	(8,552)
Interest expense	209	198
Other income, net	(66)	(29)

Income (loss) before income taxes	3,535	(8,721)
Income tax expense (benefit)	1,167	(2,783)

Net income (loss)	$2,368	$(5,938)

Earnings (loss) per share:
Basic	$.14	$(.36)
Diluted	$.14	$(.36)
Weighted average number of common shares outstanding:
Basic	16,658	16,544
Diluted	16,839	16,544

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
Net sales	$158,459	$110,314
Cost of sales	128,196	100,151

Gross margin	30,263	10,163
Selling, product development and administrative expenses	28,987	25,804
Gain on sale of product line, net	(1,733)	—

Operating income (loss)	3,009	(15,641)
Interest expense	429	332
Other income, net	(168)	(156)

Income (loss) before income taxes	2,748	(15,817)
Income tax expense (benefit)	851	(5,359)

Net income (loss)	$1,897	$(10,458)

Earnings (loss) per share:
Basic	$.11	$(.63)
Diluted	$.11	$(.63)
Weighted average number of common shares outstanding:
Basic	16,654	16,544
Diluted	16,798	16,544

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30, 2010	December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,216	$22,721
Accounts receivable, net	46,089	39,766
Inventories, net	35,763	26,571
Taxes receivable	3,905	4,651
Prepaid expenses and other current assets, net	5,699	6,413

Total current assets	113,672	100,122
Property, plant and equipment, at cost	233,633	245,745
Accumulated depreciation	(148,004)	(151,861)

Net, property, plant and equipment	85,629	93,884
Goodwill and other intangible assets	23,619	26,403
Other assets, net	3,590	4,543

Total assets	$226,510	$224,952

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,338	$1,531
Accounts payable	32,410	25,959
Accrued payroll and other compensation	8,434	5,794
Accrued taxes	2,780	1,072
Other accrued liabilities	6,537	4,956

Total current liabilities	51,499	39,312
Long-term debt	3,820	5,220
Deferred tax liabilities	5,477	6,614
Pension and other long-term liabilities	17,732	16,998
Stockholders’ equity:
Preferred stock	—	—
Common stock	2,355	2,356
Capital in excess of par value	54,214	53,394
Retained earnings	171,399	169,502
Accumulated other comprehensive loss	(14,897)	(3,355)
Treasury stock, at cost	(65,089)	(65,089)

Total stockholders’ equity	147,982	156,808

Total liabilities and stockholders’ equity	$226,510	$224,952

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
	2010	2009
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$1,897	$(10,458)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain on sale of product line	(1,733)	—
Depreciation and amortization	7,244	8,046
Deferred income taxes	(399)	(2,958)
Stock based compensation	719	588
Loss on disposition of property, plant and equipment	56	7
Changes in operating assets and liabilities:
Accounts receivable	(10,274)	1,553
Inventories	(11,017)	3,508
Taxes receivable	(217)	(2,477)
Accounts payable	7,931	668
Accrued payroll and other compensation	3,286	(1,873)
Proceeds from surrender of life insurance policies	—	3,830
Supplemental executive retirement settlement payments	—	(1,433)
Accrued taxes	1,896	704
Other, net	1,786	(2,907)

Net cash provided by (used for) operating activities	1,175	(3,202)

Cash flows from investing activities:
Receipt from acquisition net assets adjustment	276	—
Proceeds from sale of a product line	4,797	—
Capital expenditures	(4,260)	(3,584)
Decrease in restricted cash	—	2,400

Net cash provided by (used for) investing activities	813	(1,184)

Cash flows from financing activities:
Debt proceeds	1,100	6,685
Debt repayments	(1,761)	(7,434)
Common stock issued	99	—

Net cash used for financing activities	(562)	(749)

Effect of exchange rate changes on cash	(1,931)	346

Decrease in cash and cash equivalents	(505)	(4,789)
Cash and cash equivalents at beginning of period	22,721	13,660

Cash and cash equivalents at end of period	$22,216	$8,871

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statement Presentation

The accompanying condensed consolidated financial statements include the accounts of Lydall, Inc. and its subsidiaries (collectively, the “Company” or “Lydall”). The Company’s subsidiaries design and manufacture specialty engineered filtration media, industrial thermal insulating solutions, automotive thermal and acoustical barriers, temperature-control equipment, medical filtration media and devices and biopharmaceutical processing components for demanding thermal/acoustical, filtration/separation and bio/medical applications. Lydall principally conducts its business through two reportable segments: Performance Materials and Thermal/Acoustical. The Performance Materials segment reports results of the filtration and industrial thermal insulation businesses. The Thermal/Acoustical segment reports the results of the Company’s automotive businesses. All other businesses are aggregated in Other Products and Services (“OPS”). OPS comprises the Vital Fluids business and Affinity® temperature control equipment business.

All financial information in the accompanying condensed consolidated financial statements is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated financial statements have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s annual financial statements for the year ended December 31, 2009. The year-end condensed consolidated balance sheet was derived from the December 31, 2009 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Management believes that all adjustments, which include only normal recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods reported, have been included. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2. Inventories

Inventories as of June 30, 2010 and December 31, 2009 were as follows:

In thousands	June 30, 2010	December 31, 2009
Raw materials	$14,365	$9,692
Work in process	13,042	9,063
Finished goods	9,555	9,108

	36,962	27,863
Less: Progress billings	(1,199)	(1,292)

Total inventories	$35,763	$26,571

Progress billings relate to tooling inventory, which is included in work in process inventory in the above table. Total tooling inventories, net of progress billings, were $6.9 million and $4.3 million at June 30, 2010 and December 31, 2009, respectively.

3. Goodwill

Goodwill was $17.7 million as of June 30, 2010 compared to $19.3 million as of December 31, 2009. As of June 30, 2010, $13.1 million of goodwill was allocated to the Performance Materials segment and $4.6 million was allocated to OPS.

The changes in the carrying amounts of goodwill in 2010 are as follows:

In thousands	Performance Materials	Thermal/ Acoustical	Other Products and Services	Totals
Balance at December 31, 2009	$14,598	$—	$4,660	$19,258

Goodwill write-off	(826)	—	—	(826)
Currency translation adjustments	(693)	—	—	(693)

Balance at June 30, 2010	$13,079	$—	$4,660	$17,739

On June 30, 2010, Lydall sold an electrical papers product line for a total consideration of $5.8 million (see Footnote 7). Lydall concluded that the sale of this product line constituted a sale of a business in accordance with ASC 805. The electrical papers business is included in the Company’s Performance Materials segment. The Company recorded a gain of $2.6 million on the sale in the second quarter of 2010 and wrote-off $0.8 million of goodwill that was allocated to this business based on the relative fair value of the business sold to the total fair value of the related reporting unit.

4. Long-term Debt and Financing Arrangements

On March 11, 2009, the Company entered into a $35 million senior secured domestic credit facility (“Domestic Credit Facility”) with a financial institution. The borrowing base under the Domestic Credit Facility is determined based on certain percentages of eligible domestic accounts receivable, eligible domestic inventories and eligible domestic fixed assets, reduced by applicable reserves. The Company had no borrowings outstanding under the Domestic Credit Facility at June 30, 2010 or December 31, 2009. The Domestic Credit Facility has a term of three years.

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

The loan agreement evidencing the Domestic Credit Facility contains a number of affirmative and negative covenants, including financial covenants. Among others, the Company and its domestic subsidiaries at all times must maintain Excess Availability, as defined in the loan agreement, of not less than $5.0 million. If the borrowings under the Domestic Credit Facility exceed $5.0 million, or Excess Availability under the Credit Facility is less than $12.5 million, the Company is required to meet a minimum fixed charge coverage ratio. The fixed charge coverage ratio requires that, at the end of any month, the ratio of consolidated EBITDA, as defined in the loan agreement, to fixed charges may not be less than 1 to 1 for the immediately preceding 12 month period, except that prior to August 31, 2010 compliance with the fixed charge coverage ratio generally shall be measured during the period commencing as of August 1, 2009 and ending as of the last day of the month in the measuring period. At no time during the first half of 2010 did borrowings under the Domestic Credit Facility exceed $5.0 million or was Excess Availability less than $12.5 million, therefore, the Company was not subject to the fixed charge coverage ratio. As of June 30, 2010, Lydall was limited to borrowing up to $16.9 million under the Domestic Credit Facility in order to maintain Excess Availability of not less than $5.0 million.

At June 30, 2010, the Company’s foreign subsidiaries had various credit arrangements with banks totaling €7.0 million (approximately $8.6 million) with €5.9 million (approximately $7.3 million) available for borrowings. Other than letters of credit outstanding at June 30, 2010, the Company’s foreign subsidiaries had no borrowings outstanding on any of its credit arrangements at June 30, 2010 or December 31, 2009.

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

The following table provides the liabilities carried at fair value measured on a recurring basis as of June 30, 2010:

		Fair Value measurements at June 30, 2010 using
In thousands	Total Carrying Value at June 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Forward exchange contracts	$(295)	$—	$(295)	$—

The following table provides the assets carried at fair value measured on a recurring basis as of December 31, 2009:

		Fair Value measurements at December 31, 2009 using
In thousands	Total Carrying Value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Forward exchange contracts	$662	$—	$662	$—

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

Derivative instruments are measured at fair value and recognized as either assets or liabilities on the balance sheet date depending upon maturity and commitment. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item associated with the hedged risk are recognized in the statement of operations. The Company had no fair value hedging instruments at June 30, 2010 or December 31, 2009. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the hedge transaction affects earnings. The tables below disclose the fair value and location of the Company’s cash flow hedging instruments at June 30, 2010 and December 31, 2009. The effect of this derivative instrument on the consolidated statement of operations was immaterial for the quarter and six months ended June 30, 2010 and 2009.

In December 2008, the Company entered into a foreign currency forward contract, with a notional amount of €4.5 million (approximately $5.5 million) that matures in December 2010. This derivative instrument is accounted for as an economic hedge of an intercompany loan denominated in a foreign currency. During the quarter ended June 30, 2010, the Company remeasured this derivative instrument at fair value and recognized the change in fair value in the statement of operations. The Company entered into this derivative contract to minimize the offsetting impact in the Company’s statement of operations of changes in foreign currency rates impacting the amount of an intercompany loan. The tables below disclose the fair value and location of the Company’s derivative instrument and amount of gain or loss recognized in the Company’s statement of operations for the quarter and six months ended June 30, 2010 and 2009 related to this derivative instrument.

The fair value of derivative instruments at June 30, 2010 is summarized in the following table:

	Asset Derivatives		Liability Derivatives
In thousands	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	Other current assets	$—	Other accrued liabilities	$7

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$—	Other accrued liabilities	$288

Total Derivatives		$—		$295

The fair value of derivative instruments at December 31, 2009 is summarized in the following table:

	Asset Derivatives		Liability Derivatives
In thousands	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	Other current assets	$32	Other liabilities	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$630	Other liabilities	$—

Total Derivatives		$662		$—

The effect of derivative instruments not designated as hedging instruments on the consolidated statement of operations for the quarters ended June 30, 2010 and June 30, 2009:

In thousands	Location of (Loss) Gain Recognized in Earnings	(Loss) Gain Recognized in Earnings
		Quarter Ended	Quarter Ended
		June 30, 2010	June 30, 2009
Foreign exchange contracts	Other income, net	$(563)	$323

Total		$(563)	$323

The effect of derivative instruments not designated as hedging instruments on the consolidated statement of operations for the six months ended June 30, 2010 and June 30, 2009:

In thousands	Location of (Loss) Gain Recognized in Earnings	(Loss) Gain Recognized in Earnings
		Six Months Ended	Six Months Ended
		June 30, 2010	June 30, 2009
Foreign exchange contracts	Other income, net	$(918)	$110

Total		$(918)	$110

The Company includes the gain or loss on the derivative in the same line item as the offsetting gain or loss on the related hedged item. The amounts noted in the tables above for other income, net do not include any adjustments for the impact of deferred income taxes.

7. Divestiture

On June 30, 2010, the Company divested its electrical papers product line business for total consideration of $5.8 million, of which $4.8 million was paid on June 30, 2010. As part of the sale transaction, the Company delivered its electrical paper products customer list to the buyer, agreed not to compete (the “Non-Compete Agreement”) with the buyer with respect to the manufacture and sale of electrical insulating products for use in the transformer industry for a period of ten years, entered into a contract manufacturing agreement (the “Manufacturing Agreement”) with the buyer pursuant to which the Company will manufacture and sell electrical paper products to the buyer for a two-year period, and entered into a process technology license agreement (“License Agreement”). Pursuant to the License Agreement, the Company granted the buyer the right to use certain process technology and agreed to provide certain services to the buyer to facilitate the transfer of know-how for the manufacture of electrical paper products. Under the License Agreement, the buyer is obligated to pay the Company an additional $1.0 million on the earlier of June 30, 2012 or completion by Lydall of its obligations to provide services to the buyer.

The Company recorded a gain on sale of $1.7 million in the second quarter of 2010, net of a write-off of $0.8 million of goodwill that was allocated to the electrical papers product line, as this product line met the definition of a business in accordance with ASC 805 (see Footnote 3). The Company deferred a gain of $3.2 million on June 30, 2010 and will recognize this gain in its Statement of Operations as the services are provided by the Company to the buyer in accordance with the License Agreement. Of this $3.2 million deferred gain, $2.2 million was recorded on the Company’s Condensed Consolidated Balance Sheets at June 30, 2010 equally allocated between other accrued liabilities and other long-term liabilities, as the remaining $1.0 million under the License Agreement million was not paid at June 30, 2010.

Gain Recognition

This transaction contains multiple deliverables, some of which were delivered on June 30, 2010, while others will be delivered in subsequent periods. The Company concluded that on June 30, 2010 it had delivered a customer list and the Non-Compete Agreement, and that future services under the License Agreement remained undelivered. The Company adopted Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) on April 1, 2010, which changed the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of the arrangement consideration to each deliverable to be based on the estimated selling price, if neither vendor-specific objective evidence nor third-party evidence is available. The Company retroactively applied these standards as of the beginning of 2010 for new and materially modified arrangements originating after December 31, 2009. The Company concluded that the customer list and the Non-Compete Agreement together represented one unit of accounting with stand-alone value to the buyer and that the License Agreement represented a separate unit of accounting.

The significant factors and estimates used to determine the estimated selling price of the separate units of accounting included existing and projected cash flows received by the Company from sale of the electrical paper products prior to the transaction. On June 30, 2010, the Company concluded that the estimated selling price of the customer list and the Non-Compete Agreement unit of accounting to be approximately $2.6 million and the License Agreement unit of accounting to be approximately $3.2 million. As a result, the Company recorded a gross gain of $2.6 million related to the delivered elements during the quarter ended June 30, 2010 and deferred $3.2 million, which will be recognized as services under the License Agreement are delivered in subsequent periods. Based upon the terms of the License Agreement, the Company expects to record this gain over the period July 1, 2010 through June 30, 2012 as services are provided.

By adopting the new accounting guidance, operating income for the second quarter of 2010 was approximately $2.6 million higher than operating income would have been under the previous accounting rules. This increase in operating income was due to recognition of the gain on sale of the product line sold on June 30, 2010 that contained an undelivered element (License Agreement) for which the Company was unable to demonstrate fair value pursuant to the previous accounting standards. Previous accounting standards required that if the Company did not have vendor-specific objective evidence or third-party evidence of the selling price for the License Agreement (the undelivered element in this arrangement), then the gain associated with both the delivered and undelivered elements would be combined into one unit of accounting. This would have resulted in the entire transaction amount of $5.8 million being deferred at June 30, 2010 and subsequently recognized as the License Agreement services were delivered by Lydall to the buyer. The Company believed that this accounting did not reflect the underlying economics of the transaction. As a result, the Company early-adopted the new revenue accounting guidance discussed above.

Under the Manufacturing Agreement the buyer is obligated to purchase its requirements of the electrical paper products from the Company with the exception that the buyer may itself manufacture the products at its own facilities. The Manufacturing Agreement is a unit of accounting with stand-alone value and the Company will recognize revenue in future periods as the Company delivers the products to the buyer.

8. Equity Compensation Plans

The Company has stock-based compensation plans under which incentive and non-qualified stock options and time or performance based restricted shares may be granted to employees and outside directors from authorized but unissued shares of common stock or treasury shares. The Company recognizes expense on a straight-line basis over the vesting period of the entire award. Options issued by the Company under its stock option plans have a term of ten years and generally vest ratably over a period of three to four years. Time based restricted stock grants are expensed over the vesting period of the award, which is typically four years. The number of performance based restricted shares that vest or forfeit depend upon achievement of certain targets during the performance period. Stock-based compensation expense includes the estimated effects of forfeitures. Stock options issued under the current plan must have an exercise price that may not be less than the fair market value of the Company’s common stock on the date of grant. The Company incurred compensation expense of $0.4 million and $0.3 million for the quarters ended June 30, 2010 and June 30, 2009, respectively, and compensation expense of $0.7 million and $0.6 million for the six month periods ended June 30, 2010 and June 30, 2009, respectively, for all stock-based compensation plans.

Stock Options

The following table is a summary of option activity of the Company’s plans during the six months ended June 30, 2010:

In thousands except per share amounts and years	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	860	$8.77
Granted	23	$8.65
Exercised	(14)	$7.30
Forfeited/Cancelled	(81)	$8.48

Outstanding at June 30, 2010	788	$8.82	6.3	$573

Options exercisable at June 30, 2010	485	$9.98	4.7	$77

There were 23,275 options granted during the quarter and six months ended June 30, 2010. There were 12,350 options exercised during the quarter and 13,650 options exercised during the six months ended June 30, 2010. The amount of cash received from the exercise of stock options was $0.1 million during the quarter and six months ended June 30, 2010 and the intrinsic value of options exercised during the quarter and six months was minimal. There were 23,275 options granted during the quarter and six months ended June 30, 2009. There were no options exercised during the quarter and six months ended June 30, 2009. At June 30, 2010, the total unrecognized compensation cost related to nonvested stock option awards was approximately $0.7 million, with a weighted average expected amortization period of 2.5 years.

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

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the six months ended:

	Six Months Ended June 30,
	2010	2009
Risk-free interest rate	3.08%	2.48%
Expected life	6.8 years	6.6 years
Expected volatility	58%	57%
Expected dividend yield	0%	0%

Restricted Stock

At June 30, 2010, the total unrecognized compensation cost related to unvested restricted stock awards was approximately $1.8 million, with a weighted average expected amortization period of 2.5 years. The following is a summary of the status of the Company’s unvested restricted shares as of June 30, 2010:

In thousands except per share amounts	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2009	447	$6.06
Granted	—	$—
Vested	—	$—
Forfeited/Cancelled	(44)	$6.03

Unvested at June 30, 2010	403	$6.07

9. Employer Sponsored Benefit Plans

As of June 30, 2010, the Company maintains three defined benefit pension plans (“pension plans”) that cover a portion of domestic Lydall employees. These pension plans are noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. The Company’s domestic pension plans are closed to new employees and no benefits are accruing under these pension plans.

The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes. The Company expects to contribute approximately $1.7 million in cash to its defined benefit pension plans in 2010. Contributions of $0.4 million were made during the second quarter of 2010 and for the six months ended June 30, 2010. Contributions of $1.5 million were made during the second quarter of 2009 and $1.6 million for the six months ended June 30, 2009.

The following is a summary of the components of net periodic benefit cost for the quarters and six months ended June 30, 2010 and 2009:

In thousands	Quarter Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$—	$22	$—	$46
Interest cost	642	610	1,284	1,261
Expected return on assets	(583)	(507)	(1,166)	(1,018)
Curtailment loss	—	201	—	201
Amortization of actuarial loss and prior service cost	145	169	290	350

Net periodic benefit cost	$204	$495	$408	$840

10. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, France, Germany and the Netherlands. With few exceptions, the Company is no longer subject to U.S. federal examinations for years before 2008, state and local examinations for years before 2005, and non-U.S. income tax examinations for years before 2003. In assessing the need for reserves for uncertainties in income taxes recognized, a significant number of estimates and judgments must be made by the Company. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.6 million as of June 30, 2010. There have been no significant changes to these amounts during the quarter or six months ended June 30, 2010.

11. Comprehensive Income

Comprehensive income (loss) for the periods ended June 30, 2010 and 2009 was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2010	2009	2010	2009
Net income (loss)	$2,368	$(5,938)	$1,897	$(10,458)
Changes in accumulated other comprehensive income:
Foreign currency translation adjustments	(7,189)	4,141	(11,696)	301
Pension liability adjustment, net of tax	89	353	179	427
Unrealized (loss) gain on derivative instruments, net of tax	(11)	17	(25)	(6)

Total comprehensive loss	$(4,743)	$(1,427)	$(9,645)	$(9,736)

12. Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including the effect of stock options and stock awards, where such effect is dilutive.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2010	2009	2010	2009
Basic average common shares outstanding	16,658	16,544	16,654	16,544
Effect of dilutive options and restricted stock awards	181	—	144	—

Diluted average common shares outstanding	16,839	16,544	16,798	16,544

For the quarters ended June 30, 2010 and June 30, 2009, stock options and restricted stock awards for 0.9 million and 1.0 million shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive. For the six months ended June 30, 2010 and June 30, 2009, stock options and restricted stock awards for 0.9 million and 1.0 million shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

13. Segment Information

The Company’s reportable segments are Performance Materials and Thermal/Acoustical. The Performance Materials segment reports results of the filtration businesses and the industrial thermal insulation business. The Thermal/Acoustical segment reports the results of the Company’s automotive businesses. All other businesses are aggregated in Other Products and Services (“OPS”). OPS comprises the Vital Fluids business and Affinity® temperature control equipment business (“Affinity”).

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

Net sales and operating income by segment and other products and services for the quarters and six months ended June 30, 2010 and 2009 and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income, are as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2010	2009	2010	2009
Performance Materials Segment:
Filtration	$20,918	$15,869	$39,523	$30,580
Industrial Thermal Insulation	10,468	7,349	19,015	15,015

Performance Materials Segment net sales	$31,386	$23,218	$58,538	$45,595
Thermal/Acoustical Segment:
Automotive parts	$40,098	$23,454	$75,614	$46,812
Automotive tooling	2,155	4,085	7,176	7,601

Thermal/Acoustical Segment net sales	$42,253	$27,539	$82,790	$54,413
Other Products and Services:
Vital Fluids	$3,830	$3,845	$7,980	$6,928
Affinity®	5,808	1,414	9,946	3,725

Other Products and Services net sales	$9,638	$5,259	$17,926	$10,653
Eliminations and Other	(397)	(35)	(795)	(347)

Consolidated Net Sales	$82,880	$55,981	$158,459	$110,314

Operating income by segment and other products and services was as follows:

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2010	2009	2010	2009
Performance Materials Segment	$5,962	$1,119	$7,965	$2,375
Thermal/Acoustical Segment	418	(5,758)	1,776	(10,067)
Other Products and Services:
Vital Fluids	137	139	317	(238)
Affinity®	594	(1,000)	570	(1,423)
Corporate Office Expenses	(3,433)	(3,052)	(7,619)	(6,288)

Consolidated Operating Income (Loss)	$3,678	$(8,552)	$3,009	$(15,641)

Operating income for the Performance Materials segment includes a net gain on sale of a product line of $1.7 million in the second quarter of 2010 (See Footnote 7). Operating income for the Thermal/Acoustical segment in the quarter and six months ended June 30, 2009 includes $3.0 million and $5.1 million, respectively, of restructuring related charges associated with the North American Automotive consolidation.

14. Commitments and Contingencies

As of June 30, 2010, the global automotive operation had unconditional purchase obligations to acquire aluminum at a fixed or minimum price of approximately $3.3 million and $3.2 million in 2010 and 2011, respectively, for use in their operation. There are additional aluminum commitments at variable market rates through 2011 which are estimated to be approximately $8.0 million to $9.8 million based on current market rates.

On May 17, 2010, Lydall consummated a confidential settlement agreement (the “Agreement”), that resolved all outstanding claims between the Company and a former employee (“Plaintiff”) who had filed litigation against Lydall in Connecticut Superior Court alleging breach of his employment and stock option agreements and in Delaware Chancery Court alleging a right to indemnification and advancement of fees and expenses. Pursuant to the terms of the Agreement, the Plaintiff withdrew with prejudice both the Connecticut and Delaware actions and all of the parties granted each other mutual general releases of all claims. The Company previously disclosed these claims in its periodic filings with the Securities and Exchange Commission. The financial impact to resolve these matters in the quarter ended June 30, 2010 was not material to the Company’s financial statements.

15. Recently Issued Accounting Standards

In October 2009, the FASB issued guidance on revenue recognition. Under this guidance, management is no longer required to obtain vendor-specific objective evidence or third party evidence of fair value for each deliverable in an arrangement with multiple elements and where evidence is not available the proportion of the selling price attributable to each deliverable may be estimated. This guidance is effective for annual reporting periods beginning after June 15, 2010. The Company early-adopted these standards on April 1, 2010, and retroactively applied these standards as of the beginning of 2010 for new and materially modified arrangements originating after December 31, 2009 (see Footnote 7). Operating income for the second quarter of 2010 was approximately $2.6 million higher than operating income would have been under the previous accounting rules.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements. This guidance requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of this guidance has not had and is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2010, the FASB issued guidance on embedded credit derivatives. This guidance clarifies the only form of embedded credit derivative that is exempt from embedded derivative bifurcation requirements is one that is related only to the subordination of one financial instrument to another. As a result, reporting entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This guidance is effective at the beginning of a reporting entity’s first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each reporting entities first fiscal quarter beginning after March 5, 2010. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The Company’s subsidiaries design and manufacture specialty engineered filtration media, industrial thermal insulating solutions, automotive thermal and acoustical barriers, temperature-control equipment, medical filtration media and devices and biopharmaceutical processing components for demanding thermal/acoustical, filtration/separation and bio/medical applications. Lydall principally conducts its business through two reportable segments: Performance Materials and Thermal/Acoustical. The Performance Materials segment reports results of the filtration and industrial thermal insulation businesses. The Thermal/Acoustical segment reports the results of the Company’s automotive businesses. All other businesses are aggregated in Other Products and Services (“OPS”). OPS includes the Vital Fluids business and Affinity® temperature control equipment business (“Affinity”).

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

Forward looking information contained in these statements include, among other things, statements with respect to the Company’s financial condition, results of operations, cash flows, business strategies, synergies, or operating efficiencies, such as manufacturing inefficiencies at the Company’s North American automotive facility, competitive positions, growth opportunities, outcomes of contingencies, financial covenants in credit arrangements, plans and objectives of management and other matters and the ability to earn fees for services to be rendered under a process technology license agreement. Such statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. Without limiting the generality of the foregoing, the words “believes,” “anticipates,” “may,” “plans,” “projects,” “expects,” “estimates,” “forecasts,” “predicts,” “targets,” and other similar expressions are intended to identify forward-looking statements in connection with the discussion of future operating or financial performance. Actual results may differ materially from those expressed or implied in the forward-looking statements.

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

•	Demand for the Company’s products may be affected by continued uncertainty regarding the overall economic outlook for both the US and non-US economies;

•

The Thermal/Acoustical segment, comprising the Company’s global automotive business, accounted for approximately 52% of consolidated net sales in the first six months of 2010 and 51% of consolidated net sales for the year end December 31, 2009. While production levels of automobiles have improved in the first half of 2010 compared to levels in 2009, global economic uncertainties and swings in consumer spending may persist causing a volatile automotive market which could negatively impact the Company’s financial results;

•

The Company’s automotive business has experienced a dramatic increase in customer demand in recent months. Specifically, a greater than anticipated increase in demand for fiber based products at the Company’s North American facility resulted in abnormally high labor costs, material usage inefficiencies and excessive scrap. Further, in order to ensure customer requirements were satisfied, significant freight expediting costs were incurred. These additional costs may continue to adversely affect the business’ gross margin and operating income. Moreover, the Company may not be able to satisfy all of this demand, including on time delivery requirements, due to limited capacity, resulting in the potential for exposure to customer claims and contract penalties. Further, product quality could be jeopardized as the result of the Company’s efforts to rapidly ramp up production to satisfy the dramatic increase in demand;

•

Lydall’s Affinity business, which provides capital equipment for the semiconductor and other industries, has experienced a dramatic increase in customer demand. In addition to risks inherent in responding to and meeting such an increase in demand, the Affinity business is subject to and affected by dramatic swings in demand in the semiconductor industry, which is historically cyclical. As a result, it is possible that demand for Affinity products could dramatically decrease in the future;

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

•

The Company may not be able to satisfy covenants and other obligations under its Domestic Credit Facility, which could impact Lydall’s ability to borrow funds under the Domestic Credit Facility. Additionally, these debt covenants and other obligations could limit the Company’s ability to make acquisitions, incur additional debt, make investments, or consummate asset sales;

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

•	Lydall could be impacted by the inherent risks of operating internationally, including fluctuations in foreign exchange rates;

•	Lydall’s businesses could be impacted by the ability to realize savings from Lean Six Sigma initiatives.

These risks and uncertainties are described in more detail in Lydall’s Annual Report on Form 10–K for the fiscal year ended December 31, 2009. These cautionary statements are not meant to be an exhaustive discussion of risks that may apply to Lydall. Lydall undertakes no obligation to update publicly or review any forward-looking statements, whether as a result of new information, future developments or otherwise, except as required by law.

Overview and Outlook

Net sales were $82.9 million in the second quarter of 2010, which resulted in the fifth consecutive quarter of improvement in net sales, and the highest quarterly net sales amount since the second quarter of 2008. The recent trend of improving market conditions continued in the second quarter of 2010, resulting in higher net sales and contributing to the Company’s profitable results. Consolidated net sales improved by $29.0 million, or 51.7%, net of foreign currency translation, compared to the second quarter of 2009, which had been severely impacted by the global economic recession. Also, consolidated net sales improved by $9.8 million, or 12.9%, net of foreign currency translation, from the first quarter of 2010 as most of the Company’s markets continued to recover. However, many of the Company’s served markets remain volatile and difficult to predict moving forward in 2010.

The Company reported net income of $2.4 million, or $.14 per diluted share, in the second quarter of 2010, compared to a net loss of $5.9 million, or ($.36) per diluted share, in the second quarter of 2009. The second quarter of 2010 included a net gain on the sale of the Company’s electrical papers product line, included in the Performance Materials segment, of $1.1 million (net of tax), or $.06 per diluted share. In comparison, the second quarter of 2009 included restructuring related expenses of $1.9 million (net of tax), or ($.12) per diluted share, associated with consolidation of the North American automotive operation (“NA Auto consolidation”).

Looking forward, the Company’s top priority is to improve the return on Lydall’s sales to provide earnings growth and value for Lydall’s shareholders. Lydall will continue to manage cash judiciously while supporting business needs and strategic initiatives.

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

Performance Materials net sales represented 37.9% of the Company’s net sales in the second quarter of 2010, compared to 41.5% in the second quarter of 2009. Net sales were $31.4 million in the second quarter of 2010, an improvement of $8.8 million, or 38.1%, net of foreign currency translation, compared to the same period of 2009. As a result of increased demand for the segment’s products, net sales of filtration products improved by $5.7 million, or 36.0%, while net sales of industrial thermal insulation products improved by $3.1 million, or 42.4%, compared to the second quarter of 2009. The Performance Materials segment reported its highest quarterly net sales since the second quarter of 2008.

On June 30, 2010, the Company divested its electrical papers product line business for total consideration of $5.8 million, of which $4.8 million was paid on June 30, 2010. The Company will receive the additional $1.0 million on the earlier of June 30, 2012 or satisfactory performance by Lydall of its obligations under a process technology license agreement (“License Agreement”). During the second quarter of 2010, the Company recorded a net gain of $1.7 million on the sale of the electrical papers product line, which included the write-off of $0.8 million of goodwill (See Footnotes 3 and 7 to the Condensed Consolidated Financial Statements). The Company deferred a gain of $3.2 million on June 30, 2010 and will recognize this gain in its Statement of Operations as the services are provided by the Company to the buyer in accordance with the License Agreement. On June 30, 2010, Lydall and the buyer also entered into a contract manufacturing agreement (“Manufacturing Agreement”) for a period of two years beginning July 1, 2010, unless terminated or renewed as provided within the Manufacturing Agreement, which requires the buyer to purchase its requirements of the electrical paper products from the Company with the exception that the buyer may itself manufacture the products at its own facilities. The sale of the electrical papers product line supports Lydall’s strategic initiatives to transition production away from legacy commodity products and toward high value filtration and life sciences applications. Lydall plans to use a portion of the proceeds of this transaction to upgrade certain equipment at its Green Island facility to enable production of higher value products.

Operating income for the segment was $6.0 million in the current quarter, or 19.0% of net sales, compared to operating income of $1.1 million, or 4.8% of net sales, in the quarter ended June 30, 2009. Operating income in the second quarter of 2010 included the net gain on the sale of the Company’s electrical papers product line of $1.7 million, or 5.5% of net sales. The significant improvement in net sales and the sale of the electrical papers product line contributed to the improvement in operating results in the current quarter compared to the second quarter of 2009, when this segment was significantly impacted by the global economic recession.

Thermal/Acoustical Segment

The Thermal/Acoustical segment provides solutions to abate noise and heat in various types of automobiles. Lydall products shield several areas in automobiles from heat (thermal) and sound (acoustical) sources including the underbody, under hood and interior areas.

Segment net sales were approximately 51% of the Company’s net sales in the second quarter of 2010, compared to approximately 49% of Lydall’s net sales in the quarter ended June 30, 2009. Segment net sales were $42.3 million in the second quarter of 2010, an increase of $16.1 million, or 58.5%, net of foreign currency translation, compared to the second quarter of 2009. The Thermal/Acoustical segment reported its highest quarterly net sales amount since the second quarter of 2008. In 2009, the segment was impacted by significantly less demand for automobiles by consumers in North America and Europe due to the global economic recession and restrictions on credit available for consumer automobile loans. According to a published automotive market forecasting service, production of cars and light trucks in North America and Europe in the second quarter of 2010 was higher by approximately 26%, or 1.5 million vehicles, as compared to the same period a year ago. During the second quarter of 2010, the Company benefited from higher production of automobiles on existing platforms, as well as from sales of parts on new platforms awarded to the Company. While there has been improvement in automobile production in the first half of 2010, volatile market conditions, including fluctuations in consumer demand for automobiles, continue to persist in the automotive market making it difficult to predict future customer requirements.

Operating income for the segment in the second quarter of 2010 was $0.4 million, or 1.0% of net sales, compared with an operating loss of $5.8 million in the second quarter of 2009. Operating loss in the second quarter of 2009 was impacted by $3.0 million of restructuring related charges associated with the NA Auto consolidation. Higher net sales and the improved absorption of fixed costs as well as the lack of restructuring related charges in the second quarter of 2010, caused the improvement in operating results. However, savings realized from the NA Auto consolidation in the second quarter of 2010 were more than offset by higher manufacturing costs. Specifically, a greater than anticipated increase in demand for fiber based products at the North American automotive facility resulted in abnormally high labor costs, material usage inefficiencies and excessive scrap. Further, in order to ensure customer requirements were satisfied, significant freight expediting costs were incurred. As a result of these issues, the Company incurred approximately $1.9 million of incremental manufacturing costs in the second quarter of 2010. The Company is aggressively addressing these manufacturing inefficiencies at the North American automotive facility and is implementing actions that are expected to improve manufacturing operations at this facility. However, manufacturing inefficiencies may continue to negatively impact gross margin in the third quarter of 2010.

Other Products and Services

The components of OPS are the Vital Fluids business and the Affinity business. OPS net sales represented 11.6% of the Company’s net sales in the second quarter of 2010, compared to 9.4% in the second quarter of 2009.

The Vital Fluids business, which serves the life science industry, reported net sales of $3.8 million and operating income of $0.1 million in the second quarter of 2010, equal to amounts reported in the second quarter of 2009. Market conditions in the semiconductor industry have improved allowing for increased capital equipment spending by those customers. As a result, the Affinity business, which primarily serves the semiconductor industry, reported net sales of $5.8 million and operating income of $0.6 million in the second quarter of 2010 compared to net sales of $1.4 million and an operating loss of $1.0 million in the second quarter of 2009.

Results of Operations

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three month periods ended June 30, 2010 (Q2-10) and June 30, 2009 (Q2-09) and for the six months ended June 30, 2010 (YTD-10) and June 30, 2009 (YTD-09).

Net Sales

	Quarter Ended			Six Months Ended
In thousands	Q2-10	Q2-09	Percent Change	YTD-10	YTD-09	Percent Change
Net sales	$82,880	$55,981	48.1%	$158,459	$110,314	43.6%

Excluding the impact of foreign currency translation, net sales for the current quarter increased by $29.0 million, or 51.7%, when compared to the second quarter of 2009. Performance Materials segment net sales increased by $8.8 million, or 38.1%, excluding the impact of foreign currency translation, in the second quarter of 2010, compared to the second quarter of 2009, including increases of filtration and industrial thermal insulation product net sales of $5.7 million and $3.1 million, respectively. In the Thermal/Acoustical segment, net sales increased by $16.1 million, or 58.5%, excluding the impact of foreign currency translation, as automotive parts net sales increased by $17.9 million and tooling net sales decreased by $1.8 million. Net sales of OPS in the second quarter of 2010 increased by $4.4 million, or 83.3%, compared to the same quarter a year ago. Affinity’s net sales increased by $4.4 million and net sales from the Company’s Vital Fluids business were flat with the second quarter of 2009.

Excluding the impact of foreign currency translation, net sales for the six months ended June 30, 2010 increased by $48.6 million, or 44.1%, when compared to the first six months of 2009. Performance Materials segment net sales increased by $13.1 million, or 28.8%, excluding the impact of foreign currency translation, in the first six months of 2010, compared to the same period of 2009 as filtration and industrial thermal insulation product net sales increased by $9.1 million and $4.0 million, respectively. In the Thermal/Acoustical segment, net sales increased by $28.6 million, excluding the impact of foreign currency translation, as automotive parts net sales increased by $29.2 million and tooling net sales decreased by $0.6 million. Year-to-date net sales of OPS increased by $7.3 million compared to the first six months of 2009. Net sales from the Company’s Vital Fluids business increased by $1.1 million and net sales from the Affinity business increased by $6.2 million in the first half of 2010 compared to the first six months of 2009.

Gross Margin

	Quarter Ended			Six Months Ended
In thousands	Q2-10	Q2-09	Percent Change	YTD-10	YTD-09	Percent Change
Gross margin	$16,257	$4,170	289.9%	$30,263	$10,163	197.8%
Percentage of sales	19.6%	7.4%		19.1%	9.2%

Gross margin percentage for the second quarter of 2010 was 19.6% compared to 7.4% in the second quarter of 2009. This increase was attributable to the Thermal/Acoustical and Performance Materials segments, as well as Other Products and Services. Higher net sales of $29.0 million, net of foreign currency translation, resulted in improved absorption of fixed costs for all segments and OPS. However, lower fixed costs resulting from the NA Auto consolidation were offset by incremental manufacturing costs as production levels rapidly increased for fiber based products due to a significant increase in orders from customers, causing manufacturing inefficiencies. Gross margin percentage in the second quarter of 2009 was negatively impacted by a reduction in net sales across all businesses due to global economic conditions, resulting in higher per-unit manufacturing costs, as each unit absorbed a greater amount of fixed costs. Also, restructuring related charges of $3.0 million associated with the NA Auto consolidation negatively impacted gross margin percentage by approximately 540 basis points in the second quarter of 2009.

Gross margin percentage for the six month ended June 30, 2010 was 19.1% compared to 9.2% in the comparable period of 2009. The increase in gross margin percentage in the first half of 2010 compared to the same period a year ago was primarily attributable to the Thermal/Acoustical and Performance Materials segments, and to a lesser extent, OPS. Higher net sales of $48.6 million, net of foreign currency translation, resulted in improved absorption of fixed costs for all segments and OPS. However, lower fixed costs resulting from the NA Auto consolidation were offset by incremental manufacturing costs as production levels rapidly increased for fiber based products due to a significant increase in orders from customers, causing manufacturing inefficiencies. Gross margin percentage in the first half of 2009 was negatively impacted by a reduction in net sales across all businesses due to global economic conditions, resulting in higher per-unit manufacturing costs, as each unit absorbed a greater amount of fixed costs. Also, restructuring related charges of $5.0 million associated with the NA Auto consolidation negatively impacted gross margin percentage by approximately 450 basis points in six months ended June 30, 2009.

Selling, Product Development and Administrative Expenses

	Quarter Ended			Six Months Ended
In thousands	Q2-10	Q2-09	Percent Change	YTD-10	YTD-09	Percent Change
Selling, product development and administrative expenses	$14,312	$12,722	12.5%	$28,987	$25,804	12.3%
Percentage of sales	17.3%	22.7%		18.3%	23.4%

Selling, product development and administrative expenses increased by $1.6 million in the current quarter compared to the second quarter of 2009, primarily due to increases in accrued incentive compensation expense of $1.1 million, sales commission expense of $0.4 million and accrued payroll taxes related to an audit of $0.4 million, partially offset by reductions in other miscellaneous expenses. Improved operating results resulted in the accrual of incentive compensation in the second quarter of 2010 as the Company expects to meet certain 2010 bonus targets. The Company did not record any incentive compensation expense in the second quarter of 2009 because targets were not expected to be met for the Company’s 2009 bonus plan.

Selling, product development and administrative expenses increased by $3.2 million in the first six months of 2010 compared to the same period in 2009. This increase was primarily due to increases in accrued incentive compensation expense of $1.7 million, sales commission expense of $0.6 million, legal expenses of $0.6 million, accrued payroll taxes related to an audit of $0.4 million and severance-related expenses of $0.3 million. Partially offsetting these increases was the absence of 401(k) match expense in the first six months of 2010, compared to $0.3 million recorded in the first half of 2009. Higher accrued incentive compensation was due to the Company’s expectation of meeting certain 2010 bonus plan targets, but not recording any incentive compensation expense in the first half of 2009 because targets were not expected to be met for the Company’s 2009 bonus plan. Higher sales commission expenses were due to greater sales in the first six months of 2010 compared to the same period of 2009. Higher legal expenses were primarily related to defending and settling claims made by a former employee (see Part II. Other Information – Item 1. Legal). The absence of 401(k) match expense was due to the Company suspending the matching contribution to its sponsored 401(k) plan in May 2009, for all non-union domestic employees.

Divestiture

	Quarter Ended			Six Months Ended
In thousands	Q2-10	Q2-09	Change	YTD-10	YTD-09	Change
Gain on Sale of Product Line, net	$1,733	$—	$1,733	$1,733	$—	$1,733

On June 30, 2010, the Company divested its electrical papers product line business for total consideration of $5.8 million, of which $4.8 million was paid on June 30, 2010. As part of the sale transaction, the Company delivered its electrical paper products customer list to the buyer, agreed not to compete (the “Non-Compete Agreement”) with the buyer with respect to the manufacture and sale of electrical insulating products for use in the transformer industry for a period of ten years, entered a Manufacturing Agreement with the buyer pursuant to which the Company will manufacture and sell electrical paper products to the buyer for a two-year period, and entered into a License Agreement. Pursuant to the License Agreement, the Company granted the buyer the right to use certain process technology and agreed to provide certain services to the buyer to facilitate the transfer of know-how for the manufacture of electrical paper products. Under the License Agreement, the buyer is obligated to pay the Company the additional $1.0 million on the earlier of June 30, 2012 or completion by Lydall of its obligations to provide services to the buyer.

The Company recorded a gain on sale of $1.7 million in the second quarter of 2010, net of a write-off of $0.8 million of goodwill that was allocated to the electrical papers product line, as this product line met the definition of a business in accordance with ASC 805 (see Footnote 3). The Company deferred a gain of $3.2 million on June 30, 2010 and will recognize this gain in its Statement of Operations as the services are provided by the Company to the buyer in accordance with the License Agreement.

Interest Expense

	Quarter Ended			Six Months Ended
In thousands	Q2-10	Q2-09	Percent Change	YTD-10	YTD-09	Percent Change
Interest expense	$209	$198	5.6%	$429	$332	29.2%
Weighted average interest rate	5.3%	4.8%		5.4%	5.0%

Interest expense in the second quarter of 2010 was consistent with interest expense in the second quarter of 2009 as the amount of borrowings and interest rates were fairly consistent in both periods. Also, amortization of debt financing costs associated with the Company entering into a domestic credit facility in March 2009 and unused borrowing fees were consistent in both periods.

The increase in interest expense in the first six months of 2010 compared to the same period of 2009 was primarily due to increased amortization of debt financing costs associated with the Company entering into a domestic credit facility in March 2009 and increases in unused borrowing fees.

Other Income/Expense

Other income and expense for the quarters and six months ended June 30, 2010 and 2009 consisted of insignificant activity related to foreign exchange transaction gains and losses and investment income.

Income Taxes

During the second quarter of 2010, the Company filed its U.S. 2009 Federal Income Tax Return and carried back its 2009 taxable loss to prior years. On July 8, 2010, the Company received a cash refund of $3.5 million.

The effective tax rate for the quarter ended June 30, 2010 was 33.0% compared with a benefit of 31.9% for the second quarter of 2009. The effective tax rate for the six months ended June 30, 2010 was 31.0% compared with a benefit of 33.9% for the same period of 2009. The effective tax rates for the quarter and six months ended June 30, 2010, were benefited by the reversal a portion of the valuation allowance on certain foreign tax credits that are now expected to be realized by the Company in 2010. The second quarter of 2009 included income tax expense of $0.4 million associated with a taxable gain recognized on the surrender of Company owned life insurance policies.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.6 million as of June 30, 2010. There have been no significant changes to this amount during the quarter ended June 30, 2010.

Segment Results

The following table presents sales information for the key product and service groups included within each operating segment and other products and services for the quarter and six months ended June 30, 2010 compared with the quarter and six months ended June 30, 2009:

In thousands	Quarter Ended June 30, 2010	Quarter Ended June 30, 2009	Dollar Change
Performance Materials Segment:
Filtration	$20,918	$15,869	$5,049
Industrial Thermal Insulation	10,468	7,349	3,119

Performance Materials Segment net sales	$31,386	$23,218	$8,168
Thermal/Acoustical Segment :
Automotive parts	$40,098	$23,454	$16,644
Automotive tooling	2,155	4,085	(1,930)

Thermal/Acoustical Segment net sales	$42,253	$27,539	$14,714
Other Products and Services:
Vital Fluids	$3,830	$3,845	$(15)
Affinity®	5,808	1,414	4,394

Other Products and Services net sales	$9,638	$5,259	$4,379
Eliminations and Other	(397)	(35)	(362)

Consolidated Net Sales	$82,880	$55,981	$26,899

In thousands	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009	Dollar Change
Performance Materials Segment:
Filtration	$39,523	$30,580	$8,943
Industrial Thermal Insulation	19,015	15,015	4,000

Performance Materials Segment net sales	$58,538	$45,595	$12,943
Thermal/Acoustical Segment:
Automotive parts	$75,614	$46,812	$28,802
Automotive tooling	7,176	7,601	(425)

Thermal/Acoustical Segment net sales	$82,790	$54,413	$28,377
Other Products and Services:
Vital Fluids	$7,980	$6,928	$1,052
Affinity®	9,946	3,725	6,221

Other Products and Services net sales	$17,926	$10,653	$7,273
Eliminations and Other	(795)	(347)	(448)

Consolidated Net Sales	$158,459	$110,314	$48,145

Operating income (loss) by segment and other products and services was as follows:

	Quarter Ended June 30, 2010		Quarter Ended June 30, 2009
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials Segment	$5,962	19.0%	$1,119	4.8%	$4,843
Thermal/Acoustical Segment	418	1.0%	(5,758)	(20.9)%	6,176
Other Products and Services:
Vital Fluids	137	3.6%	139	3.6%	(2)
Affinity®	594	10.2%	(1,000)	(70.7)%	1,594
Corporate Office Expenses	(3,433)	—	(3,052)	—	(381)

Consolidated Operating Income	$3,678	4.4%	$(8,552)	(15.3)%	$12,230

	Six Months Ended June 30, 2010		Six Months Ended June 30, 2009
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials Segment	$7,965	13.6%	$2,375	5.2%	$5,590
Thermal/Acoustical Segment	1,776	2.1%	(10,067)	(18.5)%	11,843
Other Products and Services:
Vital Fluids	317	4.0%	(238)	(3.4)%	555
Affinity®	570	5.7%	(1,423)	(38.2)%	1,993
Corporate Office Expenses	(7,619)	—	(6,288)	—	(1,331)

Consolidated Operating Income	$3,009	1.9%	$(15,641)	(14.2)%	$18,650

Performance Materials

Performance Materials segment net sales were $31.4 million in the current quarter compared with $23.2 million in the same period last year. Excluding the impact of foreign currency translation, segment net sales increased by $8.8 million, or 38.1%, in the current quarter. The Company benefited in the second quarter of 2010 from increased demand for its products, compared to the second quarter of 2009, which was significantly impacted by the global economic recession causing lower demand for Lydall’s products. Net sales of filtration products increased by $5.7 million, net of foreign currency translation, compared to the same quarter of 2009, primarily from higher volumes of air filtration net sales and, to a lesser extent, fluid power and life sciences product net sales. Net sales of industrial thermal insulation products increased by $3.1 million in the second quarter of 2010 compared to the same period of 2009. This increase was from energy and industrial products net sales of $2.4 million and building and appliance insulation products net sales of $0.7 million. There was significant improvement in capital project investments by customers in the electrical and cryogenic markets, resulting in improved demand for the Company’s energy and industrial products. Also, while the Company continues to be impacted by a weak market for construction of new homes and commercial buildings in the U.S., there was marginal improvement in sales to this market in the current quarter compared to the second quarter of 2009.

The Performance Materials segment reported operating income of $6.0 million in the second quarter of 2010, an increase of $4.8 million compared with the second quarter of 2009. Operating income in the second quarter of 2010 included a net gain on the sale of the Company’s electrical papers product line of $1.7 million. Higher net sales, and an improvement in gross margin percentage due to improved absorption of fixed costs, resulted in the increase in operating income in the second quarter of 2010 compared to the second quarter of 2009. Selling, product development and administrative expenses in the second quarter of 2010 were higher by $0.2 million, compared with the same period in 2009, due to an increase in accrued incentive compensation expense of $0.3 million, as a result of the Company’s expectation of meeting certain 2010 bonus plan targets. The Company did not record any incentive compensation expense in the second quarter of 2009 because targets were not expected to be met for the Company’s 2009 bonus plan.

Performance Materials segment net sales were $58.5 million in the six months ended June 30, 2010 compared with $45.6 million in the same period last year. Excluding the impact of foreign currency translation, segment net sales increased by $13.1 million, or 28.8%, in the first half of 2010. The Company benefited throughout 2010 from improved demand for its products, compared to the first half of 2009. Net sales of filtration products increased by $9.1 million, net of foreign currency translation, compared to the first half of 2009, primarily from higher volumes of air filtration net sales, and to a lesser extent, fluid power and life sciences products sales. Net sales of industrial thermal insulation products increased by $4.0 million in the first six months of 2010 compared to the same period of 2009. This increase was from energy and industrial products net sales of $2.9 million and building and appliance insulation products net sales of $1.1 million. Throughout 2010, there was significant improvement in capital project investments by customers in the electrical and cryogenic markets, resulting in improved demand for the Company’s energy and industrial products. Also, while a weak market for construction of new homes and commercial buildings in the U.S. persists in 2010, there was marginal improvement in sales to this market in the first half of 2010 compared to the six months ended June 30, 2009.

The Performance Materials segment reported operating income of $8.0 million, in the six months ended June 30, 2010, an increase of $5.6 million, compared with the first half of 2009. Operating income in the first six months of 2010 included a net gain on the sale of the Company’s electrical papers product line of $1.7 million. Higher net sales, and an improvement in gross margin percentage due to improved absorption of fixed costs, resulted in the increase in operating income in the first half of 2010 compared to the same period of 2009. Partially offsetting the improved gross margin were higher selling, product development and administrative expenses of $0.7 million in the first half of 2010 compared to the same period in 2009. This increase was primarily due increases in accrued incentive compensation expense of $0.6 million and severance related charges of $0.4 million. Improved operating results, and as a result, the Company’s expectation of meeting certain 2010 bonus plan targets, caused the increase in accrued incentive compensation expense. The Company did not record any incentive compensation expense in the first half of 2009 because targets were not expected to be met for the Company’s 2009 bonus plan. Partially offsetting these increases was the absence of 401(k) match expense in the first six months of 2010 due to the Company suspending the matching contribution to its sponsored 401(k) plan in May 2009, for all non-union domestic employees.

Thermal/Acoustical

Thermal/Acoustical segment net sales were $42.3 million in the second quarter of 2010 compared with $27.5 million for the same period of 2009. Excluding the impact of foreign currency translation, net sales increased by $16.1 million, or 58.5%, compared to the same period a year ago. Automotive parts net sales increased by $17.9 million, or 76.5%, compared to a published automotive market forecasting service that indicated automobile production levels increased by approximately 25.6%, or 1.5 million vehicles, compared to the second quarter of 2009. Tooling net sales decreased by $1.8 million, or 44.8%, compared to the second quarter of 2009, as a result of timing of completion of tooling projects. Automotive parts net sales in North America were higher by $12.8 million, or 129.4%, in the second quarter of 2010, while parts net sales in Europe increased by $5.1 million, or 37.8%, net of foreign currency translation, compared to the second quarter of 2009. The increase in automotive parts net sales was driven by production of automobiles on existing platforms, as well as from sales of parts on new platforms awarded to the Company. The second quarter of 2009 was severely impacted by the global economic recession causing lower consumer demand for automobiles and resulting in lower production of most platforms, early termination of various platforms and delays in launches of new platforms by automakers. The Company’s second quarter of 2009 North American automotive business was also negatively impacted by the bankruptcy filings of Chrysler and General Motors. In connection with its bankruptcy filing, Chrysler temporarily idled production at most manufacturing plants in the U.S. during a significant portion of the second quarter of 2009 while the company reorganized and had its bankruptcy plan approved in U.S. Bankruptcy Court. Also, General Motors had extended shut-down periods during the second quarter of 2009.

For the second quarter of 2010, operating income for the segment was $0.4 million, or 1.0% of net sales, compared with an operating loss of $5.8 million in the second quarter of 2009. Operating loss in the second quarter of 2009 was impacted by $3.0 million of restructuring related charges associated with the NA Auto consolidation. Higher net sales and the improved absorption of fixed costs as well as the lack of restructuring related charges in the second quarter of 2010, caused the improvement in operating results. However, savings realized from the NA Auto consolidation in the second quarter of 2010 were more than offset by higher manufacturing costs. Specifically, a greater than anticipated increase in demand for fiber based products at the Company’s North American facility resulted in abnormally high labor costs, material usage inefficiencies and excessive scrap. Further, in order to ensure customer requirements were satisfied, significant freight expediting costs were incurred. As a result, the Company incurred approximately $1.9 million of incremental manufacturing costs in the second quarter of 2010. Also, selling, product development and administrative expenses for the second quarter of 2010 were higher by $1.0 million compared to the second quarter of 2009. Primarily contributing to this increase was accrued payroll taxes related to an audit of $0.4 million, higher sales commission expense of $0.3 million, accrued incentive compensation expense of $0.2 million as well as increases in product development expenses. Increased sales commission expense was due to greater net sales in the second quarter of 2010 compared to the same period of 2009. Improved operating results in 2010, and as a result, the Company’s expectation of meeting certain 2010 bonus plan targets, caused the increase in accrued incentive compensation expense. The Company did not record any incentive compensation expense in the second quarter of 2009 because targets were not expected to be met for the Company’s 2009 bonus plan.

Thermal/Acoustical segment net sales were $82.8 million for the first half of 2010 compared with $54.4 million for the same period of 2009. Excluding the impact of foreign currency translation, net sales increased by $28.6 million, or 52.6%, compared to the same period a year ago. Automotive parts net sales increased by $29.2 million, or 62.3%, compared to a published automotive market forecasting service which indicated automobile production levels increased by approximately 36%, or 4.0 million vehicles, compared to the first six months of 2009. Tooling net sales decreased by $0.6 million, or 6.9%, compared to the first half of 2009. Automotive parts net sales in North America were higher by $19.7 million, or 88.9%, in the first six months of 2010, while parts net sales in Europe increased by $9.5 million, or 38.4%, net of foreign currency translation, compared to the first six months of 2009. The increase in automotive parts net sales was driven by production of automobiles on existing platforms, as well as from sales of parts on new platforms awarded to the Company. The first half of 2009 was severely impacted by the global economic recession causing lower consumer demand for automobiles and resulting in lower production of most platforms, early termination of various platforms and delays in launches of new platforms by automakers as well as bankruptcy filings of Chrysler and General Motors.

For the first six months of 2010, operating income for the segment was $1.8 million, or 2.1% of net sales compared with an operating loss of $10.1 million in the first half of 2009. Operating loss in the six months ended June 30, 2009 was impacted by $5.1 million of restructuring related charges associated with the NA Auto consolidation. Higher net sales and the improved absorption of fixed costs as well as the lack of restructuring related charges in the first half of 2010, caused the improvement in operating results. However, savings realized from the NA Auto consolidation in the first half of 2010 were more than offset by higher manufacturing costs, primarily in the second quarter of 2010. Specifically, a greater than anticipated increase in demand for fiber based products at the Company’s North American facility resulted in abnormally high labor costs, material usage inefficiencies and abnormal scrap. Further, in order to ensure customer requirements were satisfied, significant freight expediting costs were incurred. As a result, the Company incurred approximately $2.5 million of incremental manufacturing costs in the six months ended June 30, 2010. Also, selling, product development and administrative expenses for the first half of 2010 were higher by $1.1 million compared to the same period of 2009. Primarily contributing to this increase was higher sales commission expense of $0.5 million, accrued payroll taxes related to an audit of $0.4 million and accrued incentive compensation expense of $0.3 million. Increased sales commission expense was due to greater net sales in the first six months of 2010 compared to the same period of 2009. Improved operating results in 2010, and as a result, the Company’s expectation of meeting certain 2010 bonus plan targets, caused the increase in accrued incentive compensation expense. The Company did not record any incentive compensation expense in the first half of 2009 because targets were not expected to be met for the Company’s 2009 bonus plan.

Other Products and Services

The increase in OPS net sales of $4.4 million, or 83.3%, in the second quarter of 2010, compared to the same quarter of 2009, was due to increased volumes of net sales from the Affinity business of $4.4 million. Vital Fluids net sales of $3.8 million in the second quarter of 2010 were flat with the second quarter of 2009. The increase in Affinity net sales during the current quarter was attributable to significant improvement in capital equipment spending in the semiconductor industry that the Company serves. In the Vital Fluids’ business, nominal increased volumes of bioprocessing net sales were offset by lower blood transfusion product net sales.

OPS reported operating income of $0.7 million for the quarter ended June 30, 2010, compared to an operating loss of $0.9 million for the second quarter of 2009. The Affinity business reported operating income of $0.6 million in the second quarter of 2010 compared to an operating loss of $1.0 million in the second quarter of 2009, as a result of higher sales and an improvement in the absorption of fixed costs. Operating income reported by the Vital Fluids business of $0.1 million for the second quarter of 2010 was flat with the same period a year ago.

The increase in OPS net sales of $7.3 million, or 68.3%, in the first six months of 2010, compared to the same period of 2009, was primarily due to increased volumes of net sales from the Affinity business of $6.2 million, or 167.0%. Vital Fluids net sales increased by $1.1 million, or 15.2%, in the first half of 2010 compared to the same period a year ago. The increase in Affinity net sales was attributable to significant improvement in capital equipment spending in the semiconductor industry that the Company serves. The increase in the Vital Fluids’ business was caused equally by higher volumes of bioprocessing and blood transfusion product net sales.

OPS reported operating income of $0.9 million for the six months ended June 30, 2010, compared to an operating loss of $1.7 million for the first half of 2009. The Affinity business reported operating income of $0.6 million compared to an operating loss of $1.4 million in the first six months 2009, as a result of higher sales and an improvement in the absorption of fixed costs. The Vital Fluids business reported operating income of $0.3 million in first six months of 2010, compared to an operating loss of $0.2 million in the six months ended June 30, 2009.

Corporate Office Expenses

Corporate office expenses were $3.4 million in the second quarter of 2010, compared to $3.1 million for the second quarter of 2009. This increase was principally due to higher accrued incentive compensation expense of $0.4 million. Improved operating results in 2010, and as a result, the Company’s expectation of meeting certain 2010 bonus plan targets, caused the increase in accrued incentive compensation expense. The Company did not record any incentive compensation expense in the second quarter of 2009 because targets were not expected to be met for the Company’s 2009 bonus plan.

Corporate office expenses were $7.6 million in the first six months of 2010, compared to $6.3 million for the same period of 2009. This increase of $1.3 million was principally due to higher legal costs of $0.7 million, primarily related to defending and settling lawsuits filed by a former employee (see Part II. Other Information – Item 1. Legal), and higher incentive compensation expense of $0.6 million. Improved operating results in 2010, and as a result, the Company’s expectation of meeting certain 2010 bonus plan targets, caused the increase in accrued incentive compensation expense. The Company did not record any incentive compensation expense in the first half of 2009 because targets were not expected to be met for the Company’s 2009 bonus plan.

Liquidity and Capital Resources

The Company assesses its liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. The principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect the overall management of liquidity include capital expenditures, investments in businesses, strategic transactions, income tax payments, outcomes of contingencies, pension funding and availability of lines of credit and long-term financing. The Company manages worldwide cash requirements considering available funds among domestic and foreign subsidiaries. The Company expects to finance its 2010 operating cash requirements from cash provided by operating activities and through borrowings under its existing credit agreements, as needed.

Financing Arrangements

On March 11, 2009, the Company entered into a $35 million senior secured domestic credit facility (“Domestic Credit Facility”) with a financial institution. The borrowing base under the Domestic Credit Facility is determined based on certain percentages of eligible domestic accounts receivable, eligible domestic inventories and eligible domestic fixed assets, reduced by applicable reserves. The Company had no borrowings outstanding under the Domestic Credit Facility at June 30, 2010 or December 31, 2009. The Domestic Credit Facility has a term of three years.

The loan agreement evidencing the Domestic Credit Facility contains a number of affirmative and negative covenants, including financial covenants. Among others, the Company and its domestic subsidiaries at all times must maintain Excess Availability, as defined in the loan agreement, of not less than $5.0 million. If the borrowings under the Domestic Credit Facility exceed $5.0 million, or Excess Availability under the Credit Facility is less than $12.5 million, the Company is required to meet a minimum fixed charge coverage ratio. The fixed charge coverage ratio requires that, at the end of any month, the ratio of consolidated EBITDA, as defined in the loan agreement, to fixed charges may not be less than 1 to 1 for the immediately preceding 12 month period, except that prior to August 31, 2010 compliance with the fixed charge coverage ratio generally shall be measured during the period commencing as of August 1, 2009 and ending as of the last day of the month in the measuring period. At no time during the first six months of 2010 did borrowings under the Domestic Credit Facility exceed $5.0 million or was Excess Availability less than $12.5 million, therefore, the Company was not subject to the fixed charge coverage ratio. As of June 30, 2010, Lydall was limited to borrowing up to $16.9 million under the Domestic Credit Facility in order to maintain Excess Availability of not less than $5.0 million.

At June 30, 2010, the Company’s foreign subsidiaries had various credit arrangements with banks totaling €7.0 million (approximately $8.6 million) with €5.9 million (approximately $7.3 million) available for borrowings. Other than letters of credit outstanding at June 30, 2010, the Company’s foreign subsidiaries had no borrowings outstanding on any of its credit arrangements at June 30, 2010 or December 31, 2009.

Operating Cash Flows

Net cash provided by operating activities in the first six months of 2010 was $1.2 million compared with net cash used for operations of $3.2 million in the first six months of 2009. The improvement in operating cash flows in the first six months of 2010 compared to the first six months of 2009 was primarily due to net income of $1.9 million in the first six months of 2010 compared to a net loss of $10.5 million in the same period a year ago, partially offset by changes in net operating assets and liabilities of $8.2 million. In the first six months of 2010, net income plus adjustments for non-cash depreciation and amortization provided cash from operating activities of $9.1 million, which was partially offset by cash used for operating assets and liabilities of $6.6 million. Accounts receivable increased by $10.3 million at June 30, 2010, compared to December 31, 2009, primarily due to higher sales in the second quarter of 2010 compared to the fourth quarter of 2009. At June 30, 2010, inventory increased by $11.0 million and, correspondingly, accounts payable increased by $7.9 million, compared to December 31, 2009, as a result of increased production activity in reaction to improving market conditions and demand for the Company’s products. Also, accrued payroll and other compensation liabilities increased by $3.3 million at June 30, 2010, compared to December 31, 2009. This increase was primarily due to accrued incentive compensation of $1.5 million and accrued vacation of $0.7 million.

During the second quarter of 2010, the Company filed its U.S. 2009 Federal Income Tax Return and carried back its 2009 taxable loss to prior years. On July 8, 2010, the Company received a cash refund of $3.5 million.

Investing Cash Flows

In the first six months of 2010, net cash provided by investing activities was $0.8 million compared with cash used for investing activities of $1.2 million in 2009. On June 30, 2010, the Company sold an electrical papers product line and received proceeds of $4.8 million. Capital expenditures were $4.3 million for the first six months of 2010, compared with $3.6 million for the same period of 2009. Capital spending for 2010 is expected to be approximately $10.0 million to $12.0 million. Cash of $0.3 million was received in the first quarter of 2010 from DSM Solutech B.V. for the final resolution of the purchase price detailed in the Sales and Purchase Agreement. This amount was recorded in accounts receivable at December 31, 2009.

Financing Cash Flows

In the first six months of 2010, net cash used for financing activities was $0.6 million compared to cash used of $0.7 million in the first six months of 2009. Cash used for financing activities was primarily due to capital lease payments. Proceeds from common stock issuances were $0.1 million during the first six months of 2010 due to the exercise of stock options.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Note 1 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. Other than the Company adopting Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) and making estimates related to the selling prices of deliverables in the transaction described in Footnote 7 to the Condensed Consolidated Financial Statements, there have been no significant changes in the Company’s critical accounting estimates during the quarter and six months ended June 30, 2010.

Recently Issued Accounting Standards

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) which provided guidance on revenue recognition. Under this guidance, management is no longer required to obtain vendor-specific objective evidence or third party evidence of fair value for each deliverable in an arrangement with multiple elements and where evidence is not available the proportion of the selling price attributable to each deliverable may be estimated. This guidance is effective for annual reporting periods beginning after June 15, 2010. The Company early-adopted these standards on April 1, 2010, and retroactively applied these standards as of the beginning of 2010 for new and materially modified arrangements originating after December 31, 2009 (see Footnote 7 to the Condensed Consolidated Financial Statements). Operating income for the second quarter of 2010 was approximately $2.6 million higher than operating income would have been under the previous accounting rules.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements. This guidance requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of this guidance has not had and is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In March 2010, the FASB issued guidance on embedded credit derivatives. This guidance clarifies the only form of embedded credit derivative that is exempt from embedded derivative bifurcation requirements is one that is related only to the subordination of one financial instrument to another. As a result, reporting entities that have contracts containing an embedded credit derivative feature in a form other than such subordination may need to separately account for the embedded credit derivative feature. This guidance is effective at the beginning of a reporting entity’s first fiscal quarter beginning after June 15, 2010. Early adoption is permitted at the beginning of each reporting entities first fiscal quarter beginning after March 5, 2010. The adoption of this guidance is not expected to have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risks from those disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer, conducted an evaluation as of June 30, 2010 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the President and Chief Executive Officer and Vice President, Chief Financial Officer and Treasurer concluded that the disclosure controls and procedures were effective in ensuring that all material information required to be disclosed in the reports the Company files and submits under the Securities and Exchange Act of 1934 has been made known to them on a timely basis and that such material information has been properly recorded, processed, summarized and reported, as required.

Changes in Internal Controls

There have not been any changes in the Company’s internal controls over financial reporting during the six months ended June 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On May 17, 2010, Lydall consummated a confidential settlement agreement (the “Agreement”), that resolved all outstanding claims between the Company and a former employee (“Plaintiff”) who had filed litigation against Lydall in Connecticut Superior Court alleging breach of his employment and stock option agreements and in Delaware Chancery Court alleging a right to indemnification and advancement of fees and expenses. Pursuant to the terms of the Agreement, the Plaintiff withdrew with prejudice both the Connecticut and Delaware actions and all of the parties granted each other mutual general releases of all claims. The Company previously disclosed these claims in its periodic filings with the Securities and Exchange Commission. The financial impact to resolve these matters in the quarter ended June 30, 2010 was not material to the Company’s financial statements.

Item 1A. Risk Factors

In addition to the other information included in this Quarterly Report on Form 10-Q in Part I, “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Concerning Factors That May Affect Future Results,” the reader should carefully review and consider the factors discussed in Part I, Item 1A - Risk Factors of Lydall’s Annual Report on Form 10-K for the year ended December 31, 2009, and the factors that are presented below. Any and all of these factors could materially affect the Company’s business, financial condition or future results of operations. The risks, uncertainties and other factors described in this Quarterly Report on Form 10-Q, Lydall’s Annual Report on Form 10-K and below are not the only ones facing the Company. Additional risks, uncertainties and other factors not presently known to Lydall or that Lydall currently deems immaterial may also impair the Company’s business operations, financial condition or operating results. Any of the risks, uncertainties and other factors could cause the trading price of Lydall’s common stock to decline substantially.

•	Demand for the Company’s products may be affected by continued uncertainty regarding the overall economic outlook for both the US and non-US economies;

•

The Company’s automotive business has experienced a dramatic increase in customer demand in recent months. Specifically, a greater than anticipated increase in demand for fiber based products at the North American automotive facility resulted in abnormally high labor costs, material usage inefficiencies and excessive scrap. Further, in order to ensure customer requirements were satisfied, significant freight expediting costs were incurred. These additional costs may continue to adversely affect the business’ gross margin and operating income. Moreover, the Company may not be able to satisfy all of this demand, including on time delivery requirements, due to limited capacity, resulting in the potential for exposure to customer claims and contract penalties. Further, product quality could be jeopardized as the result of the Company’s efforts to rapidly ramp up production to satisfy the dramatic increase in demand;

•

Lydall’s Affinity business, which provides capital equipment for the semiconductor and other industries, has experienced a dramatic increase in customer demand. In addition to risks inherent in responding to and meeting such an increase in demand, the Affinity business is subject to and affected by dramatic swings in demand in the semiconductor industry, which is historically cyclical.  As a result, it is possible that demand for Affinity products could dramatically decrease in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Domestic Credit Facility, entered into on March 11, 2009, restricts the Company’s ability to repurchase common stock of the Company and pay dividends, subject to certain stated exceptions.

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

LYDALL, INC.

August 2, 2010	By:	/s/ James V. Laughlan
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