Form 10-Q
period 2010-09-30
LYDALL INC /DE/
filed 2010-11-05
CIK 60977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $.10 par value per share.
Total Shares outstanding October 21, 2010	17,078,115

LYDALL, INC.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Quarter Ended September 30,
	2010	Revised 2009
	(Unaudited)
Net sales	$83,752	$66,090
Cost of sales	71,304	54,829

Gross margin	12,448	11,261
Selling, product development and administrative expenses	12,748	11,657
Gain on sale of product line, net	(404)	—

Operating income (loss)	104	(396)
Interest expense	209	278
Other expense, net	187	7

Loss before income taxes	(292)	(681)
Income tax benefit	(1,808)	(202)

Net income (loss)	$1,516	$(479)

Earnings (loss) per share:
Basic	$.09	$(.03)
Diluted	$.09	$(.03)
Weighted average number of common shares outstanding:
Basic	16,682	16,581
Diluted	16,731	16,581

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Nine Months Ended September 30,
	Revised 2010	Revised 2009
	(Unaudited)
Net sales	$242,211	$176,404
Cost of sales	199,960	155,110

Gross margin	42,251	21,294
Selling, product development and administrative expenses	41,735	37,461
Gain on sale of product line, net	(2,137)	—

Operating income (loss)	2,653	(16,167)
Interest expense	638	610
Other expense (income), net	19	(149)

Income (loss) before income taxes	1,996	(16,628)
Income tax benefit	(1,132)	(5,610)

Net income (loss)	$3,128	$(11,018)

Earnings (loss) per share:
Basic	$.19	$(.67)
Diluted	$.19	$(.67)
Weighted average number of common shares outstanding:
Basic	16,664	16,556
Diluted	16,701	16,556

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30, 2010	Revised December 31, 2009
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$17,565	$22,721
Accounts receivable, net	50,531	39,766
Inventories, net	43,246	26,436
Taxes receivable	1,508	4,651
Prepaid expenses and other current assets, net	8,676	6,413

Total current assets	121,526	99,987
Property, plant and equipment, at cost	245,487	245,745
Accumulated depreciation	(156,925)	(152,326)

Net, property, plant and equipment	88,562	93,419
Goodwill and other intangible assets	24,508	26,403
Other assets, net	3,608	4,543

Total assets	$238,204	$224,352

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,509	$1,531
Accounts payable	33,860	26,035
Accrued payroll and other compensation	9,794	5,794
Accrued taxes	1,736	1,072
Other accrued liabilities	7,012	4,956

Total current liabilities	53,911	39,388
Long-term debt	3,898	5,220
Deferred tax liabilities	7,452	6,357
Pension and other long-term liabilities	15,765	16,998
Stockholders’ equity:
Preferred stock	—	—
Common stock	2,355	2,356
Capital in excess of par value	54,527	53,394
Retained earnings	172,211	169,083
Accumulated other comprehensive loss	(6,823)	(3,355)
Treasury stock, at cost	(65,092)	(65,089)

Total stockholders’ equity	157,178	156,389

Total liabilities and stockholders’ equity	$238,204	$224,352

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30,
	Revised 2010	Revised 2009
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$3,128	$(11,018)
Adjustments to reconcile net income (loss) to net cash from operating activities:
Gain on sale of product line	(2,137)	—
Depreciation and amortization	10,749	11,958
Deferred income taxes	(924)	(3,245)
Stock based compensation	1,082	823
Loss on disposition of property, plant and equipment	81	18
Changes in operating assets and liabilities:
Accounts receivable	(11,971)	(5,306)
Inventories	(17,356)	9,802
Taxes receivable	3,049	(2,873)
Accounts payable	8,318	2,341
Accrued payroll and other compensation	4,142	(1,657)
Proceeds from surrender of life insurance policies	—	3,830
Supplemental executive retirement settlement payments	—	(1,433)
Accrued taxes	723	1,139
Other, net	(220)	(2,210)

Net cash (used for) provided by operating activities	(1,336)	2,169

Cash flows from investing activities:
Receipt from acquisition net assets adjustment	276	—
Proceeds from sale of a product line	4,797	—
Capital expenditures	(7,493)	(4,840)
Decrease in restricted cash	—	2,400

Net cash used for investing activities	(2,420)	(2,440)

Cash flows from financing activities:
Debt proceeds	1,100	8,688
Debt repayments	(2,088)	(9,789)
Common stock issued	112	(1)

Net cash used for financing activities	(876)	(1,102)

Effect of exchange rate changes on cash	(524)	419

Decrease in cash and cash equivalents	(5,156)	(954)
Cash and cash equivalents at beginning of period	22,721	13,660

Cash and cash equivalents at end of period	$17,565	$12,706

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

All financial information in the accompanying condensed consolidated financial statements is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the condensed consolidated financial statements. The condensed consolidated financial statements have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s annual financial statements for the year ended December 31, 2009. The year-end condensed consolidated balance sheet was derived from the December 31, 2009 audited financial statements and revised for errors as described in Footnote 2 to the condensed consolidated financial statements in this filing, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Management believes that all adjustments, which include only normal recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods reported, have been included. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.

2. Revision of Prior Period Amounts

In preparing Lydall’s financial statements for the quarter ended September 30, 2010, the Company discovered and corrected certain errors related to accounting for freight expense, unvouchered inventory receipts and depreciation expense. The freight and unvouchered inventory receipts errors of $456,000 and $143,000, respectively, resulted in the understatement of cost of sales and current liabilities in the second quarter of 2010. The depreciation expense error was the result of understating depreciation expense commencing in the quarter ended September 30, 2007 and all subsequent quarters through June 30, 2010 in the aggregate amount of $537,000, ranging from $35,000 to $50,000 per quarter. In accordance with SEC Staff Accounting Bulletin Nos. 99 and 108 (“SAB 99 and SAB 108”), the Company evaluated these errors and, based on an analysis of quantitative and qualitative factors, determined that they were immaterial to each of the reporting periods affected and, therefore, amendment of previously filed reports with the Securities and Exchange Commission was not required. However, if the adjustments to correct the cumulative effect of the aforementioned errors had been recorded in the quarter ended September 30, 2010, the Company believes the impact would have been significant to the third quarter of 2010 and would impact comparisons to prior periods. Therefore, as permitted by SAB 108, Lydall revised in the current filing previously reported quarterly results for the second quarter of 2010 and the second, third and fourth quarters in 2009. In addition to recording these adjustments, the Company recorded other adjustments to prior period amounts to correct other immaterial out of period adjustments, which primarily impacted inventory and income taxes.

The Consolidated Balance Sheet was also revised to reflect the cumulative effect of the errors described above and other immaterial errors. These revisions to the Consolidated Balance Sheet resulted in a decrease to retained earnings of $419,000 and $704,000 as of December 31, 2009 and June 30, 2010, respectively.

The adjustments to the Consolidated Statement of Cash Flows for the six months ended June 30, 2010 and three months ended March 31, 2010 and all periods in 2009 did not result in any changes to the amounts previously reported for net cash from operating activities, investing activities or financing activities in these periods. All adjustments had an immaterial effect on the components of cash flows from operating activities and had no net impact on net cash from operating activities in any period.

The revisions of prior period reported amounts are as follows:

Consolidated Balance Sheets – December 31, 2009 and June 30, 2010

In thousands	As Previously Reported December 31, 2009	Adjustments	Revised December 31, 2009
Inventories, net	$26,571	$(135)	$26,436
Total current assets	$100,122	$(135)	$99,987
Net, property, plant and equipment	$93,884	$(465)	$93,419
Total assets	$224,952	$(600)	$224,352

Total current liabilities	$39,312	$76	$39,388
Deferred tax liabilities	$6,614	$(257)	$6,357

Retained earnings	$169,502	$(419)	$169,083
Total stockholders’ equity	$156,808	$(419)	$156,389

In thousands (Unaudited)	As Previously Reported June 30, 2010	Adjustments	Revised June 30, 2010
Net, property, plant and equipment	$85,629	$(537)	$85,092
Total assets	$226,510	$(537)	$225,973

Total current liabilities	$51,499	$599	$52,098
Deferred tax liabilities	$5,477	$(432)	$5,045

Retained earnings	$171,399	$(704)	$170,695
Total stockholders’ equity	$147,982	$(704)	$147,278

Consolidated Statement of Operations – Quarter Ended June 30, 2010

In thousands, except per share data (Unaudited)	As Previously Reported Quarter Ended June 30, 2010	Adjustments (a)	Revised Quarter Ended June 30, 2010
Net sales	$82,880	$—	$82,880
Cost of sales	66,623	460	67,083

Gross margin	16,257	(460)	15,797
Selling, product development and administrative expenses	14,312	—	14,312
Gain on sale of product line, net	(1,733)	—	(1,733)

Operating income (loss)	3,678	(460)	3,218
Interest expense	209	—	209
Other income, net	(66)	—	(66)

Income (loss) before income taxes	3,535	(460)	3,075
Income tax expense (benefit)	1,167	(175)	992

Net income (loss)	$2,368	$(285)	$2,083

Earnings (loss) per share:
Basic	$.14		$.13
Diluted	$.14		$.12

Weighted average number of common shares outstanding:
Basic	16,658		16,658
Diluted	16,839		16,839

(a)	Adjustment relates primarily to the understatement of freight expense incurred during the quarter ended June 30, 2010.

Consolidated Statement of Operations – Quarter Ended December 31, 2009

In thousands, except per share data (Unaudited)	As Previously Reported Quarter Ended December 31, 2009	Adjustments	Revised Quarter Ended December 31, 2009
Net sales	$72,543	$—	$72,543
Cost of sales	60,628	205	60,833

Gross margin	11,915	(205)	11,710
Selling, product development and administrative expenses	13,322	—	13,322

Operating loss	(1,407)	(205)	(1,612)
Interest expense	204	—	204
Other income, net	(83)	—	(83)

loss before income taxes	(1,528)	(205)	(1,733)
Income tax expense (benefit)	1,899	(78)	1,821

Net loss	$(3,427)	$(127)	$(3,554)

Earnings (loss) per share:
Basic	$(.21)		$(.21)
Diluted	$(.21)		$(.21)

Weighted average number of common shares outstanding:
Basic	16,597		16,597
Diluted	16,597		16,597

Consolidated Statements of Operations – Quarter Ended September 30, 2009

In thousands, except per share data (Unaudited)	As Previously Reported Quarter Ended September 30, 2009	Adjustments	Revised Quarter Ended September 30, 2009
Net sales	$66,090	$—	$66,090
Cost of sales	54,703	126	54,829

Gross margin	11,387	(126)	11,261
Selling, product development and administrative expenses	11,657	—	11,657

Operating loss	(270)	(126)	(396)
Interest expense	278	—	278
Other expense, net	7	—	7

loss before income taxes	(555)	(126)	(681)
Income tax expense (benefit)	(282)	80	(202)

Net loss	$(273)	$(206)	$(479)

Earnings (loss) per share:
Basic	$(.02)		$(.03)
Diluted	$(.02)		$(.03)

Weighted average number of common shares outstanding:
Basic	16,581		16,581
Diluted	16,581		16,581

Consolidated Statements of Operations – Quarter Ended June 30, 2009

In thousands, except per share data (Unaudited)	As Previously Reported Quarter Ended June 30, 2009	Adjustments	Revised Quarter Ended June 30, 2009
Net sales	$55,981	$—	$55,981
Cost of sales	51,811	130	51,941

Gross margin	4,170	(130)	4,040
Selling, product development and administrative expenses	12,722	—	12,722

Operating loss	(8,552)	(130)	(8,682)
Interest expense	198	—	198
Other income, net	(29)	—	(29)

loss before income taxes	(8,721)	(130)	(8,851)
Income tax benefit	(2,783)	(49)	(2,832)

Net loss	$(5,938)	$(81)	$(6,019)

Earnings (loss) per share:
Basic	$(.36)		$(.36)
Diluted	$(.36)		$(.36)

Weighted average number of common shares outstanding:
Basic	16,544		16,544
Diluted	16,544		16,544

Consolidated Statements of Operations – Year Ended December 31, 2009

In thousands, except per share data (Unaudited)	As Previously Reported Year Ended December 31, 2009	Adjustments (b)	Revised Year Ended December 31, 2009
Net sales	$248,947	$—	$248,947
Cost of sales	215,482	461	215,943

Gross margin	33,465	(461)	33,004
Selling, product development and administrative expenses	50,783	—	50,783

Operating loss	(17,318)	(461)	(17,779)
Interest expense	814	—	814
Other income, net	(232)	—	(232)

loss before income taxes	(17,900)	(461)	(18,361)
Income tax benefit	(3,742)	(47)	(3,789)

Net loss	$(14,158)	$(414)	$(14,572)

Earnings (loss) per share:
Basic	$(.85)		$(.88)
Diluted	$(.85)		$(.88)

Weighted average number of common shares outstanding:
Basic	16,567		16,567
Diluted	16,567		16,567

(b)	Adjustment relates primarily to the understatement of depreciation expense during the year ended December 31, 2009.

3. Inventories

Inventories as of September 30, 2010 and December 31, 2009 were as follows:

In thousands	September 30, 2010	Revised December 31, 2009
Raw materials	$16,656	$9,692
Work in process	17,077	8,985
Finished goods	11,213	9,051

	44,946	27,728
Less: Progress billings	(1,700)	(1,292)

Total inventories	$43,246	$26,436

Progress billings relate to tooling inventory, which is included in work in process inventory in the above table. Total tooling inventories, net of progress billings, were $9.6 million and $4.2 million at September 30, 2010 and December 31, 2009, respectively.

4. Goodwill

Goodwill was $18.3 million as of September 30, 2010 compared to $19.3 million as of December 31, 2009. As of September 30, 2010, $13.6 million of goodwill was allocated to the Performance Materials segment and $4.7 million was allocated to OPS.

The changes in the carrying amounts of goodwill in 2010 are as follows:

In thousands	Performance Materials	Thermal/ Acoustical	Other Products and Services	Totals
Balance at December 31, 2009	$14,598	$—	$4,660	$19,258

Goodwill write-off	(826)	—	—	(826)
Goodwill adjustment	69	—	—	69
Currency translation adjustments	(230)	—	—	(230)

Balance at September 30, 2010	$13,611	$—	$4,660	$18,271

On June 30, 2010, Lydall sold an electrical papers product line for a total consideration of $5.8 million (see Footnote 8). Lydall concluded that the sale of this product line constituted a sale of a business in accordance with ASC 805. The electrical papers business is included in the Company’s Performance Materials segment. The Company wrote-off $0.8 million of goodwill that was allocated to this business based on the relative fair value of the business sold to the total fair value of the related reporting unit.

5. Long-term Debt and Financing Arrangements

On March 11, 2009, the Company entered into a $35 million senior secured domestic credit facility (“Domestic Credit Facility”) with a financial institution. The borrowing base under the Domestic Credit Facility is determined based on certain percentages of eligible domestic accounts receivable, eligible domestic inventories and eligible domestic fixed assets, reduced by applicable reserves. The Company had no borrowings outstanding under the Domestic Credit Facility at September 30, 2010 or December 31, 2009. The Domestic Credit Facility has a term of three years.

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

The loan agreement governing the Domestic Credit Facility contains a number of affirmative and negative covenants, including financial covenants. Among others, at all times the Company and its domestic subsidiaries must maintain Excess Availability, as defined in the loan agreement, of not less than $5.0 million. If the borrowings under the Domestic Credit Facility exceed $5.0 million, or Excess Availability under the Domestic Credit Facility is less than $12.5 million, the Company is required to meet a minimum fixed charge coverage ratio. The fixed charge coverage ratio requires that, at the end of any month, the ratio of consolidated EBITDA, as defined in the loan agreement, to fixed charges may not be less than 1 to 1 for the immediately preceding 12 month period. At no time during the first nine months of 2010 did borrowings under the Domestic Credit Facility exceed $5.0 million or was Excess Availability less than $12.5 million, therefore, the Company was not subject to the fixed charge coverage ratio. Because the Company does not expect to meet the fixed charge coverage ratio required for borrowings to exceed $5.0 million, the Company anticipates that it will be limited to $5.0 million in borrowings during the fourth quarter of 2010.

At September 30, 2010, the Company’s foreign subsidiaries had various credit arrangements with banks totaling €7.0 million (approximately $9.5 million) with €6.4 million (approximately $8.7 million) available for borrowings, primarily restricted for borrowings at the respective foreign subsidiary. Other than letters of credit outstanding at September 30, 2010, the Company’s foreign subsidiaries had no borrowings outstanding on any of its credit arrangements at September 30, 2010 or December 31, 2009.

The Company expects to fund its operating cash requirements from existing cash balances, cash generated by operations, and through borrowings, if needed, under its existing Domestic Credit Facility and foreign credit facilities.

6. Fair Value Measurements

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

The following table provides the assets carried at fair value measured on a recurring basis as of September 30, 2010:

		Fair Value measurements at September 30, 2010 using
In thousands	Total Carrying Value at September 30, 2010	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Forward exchange contracts	$337	$—	$337	$—

The following table provides the assets carried at fair value measured on a recurring basis as of December 31, 2009:

		Fair Value measurements at December 31, 2009 using
In thousands	Total Carrying Value at December 31, 2009	Quoted prices in active markets (Level 1)	Significant other observable inputs (Level 2)	Significant unobservable inputs (Level 3)
Forward exchange contracts	$662	$—	$662	$—

Derivative valuations are based on observable inputs to a valuation model including interest rates and foreign currency exchange rates and are classified within Level 2 of the valuation hierarchy.

7. Derivative Instruments and Hedging Activities

In general, the Company utilizes derivative instruments to reduce its exposure to the effects of the variability of foreign currencies on its financial performance when it believes such action is warranted. The Company does not engage in derivative instruments for speculative purposes. Lydall has historically not been a party to a significant number of derivative instruments.

Derivative instruments are measured at fair value and recognized as either assets or liabilities on the balance sheet date depending upon maturity and commitment. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item associated with the hedged risk are recognized in the statement of operations. The Company had no fair value hedging instruments at September 30, 2010 or December 31, 2009. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the hedge transaction affects earnings. The tables below disclose the fair value and location of the Company’s cash flow hedging instruments at September 30, 2010 and December 31, 2009. The effect of this derivative instrument on the consolidated statement of operations was immaterial for the quarter and nine months ended September 30, 2010 and 2009.

In December 2008, the Company entered into a foreign currency forward contract with a notional amount of €4.5 million that matures in December 2010. This derivative instrument is accounted for as an economic hedge of an intercompany loan denominated in a foreign currency. During the quarter ended September 30, 2010, the Company remeasured this derivative instrument at fair value and recognized the change in fair value in the statement of operations. The Company entered into this derivative contract to minimize the offsetting impact in the Company’s statement of operations of changes in foreign currency rates impacting the amount of an intercompany loan. The tables below disclose the fair value and location of the

Company’s derivative instrument and amount of gain or loss recognized in the Company’s statement of operations for the quarter and nine months ended September 30, 2010 and 2009 related to this derivative instrument.

The fair value of derivative instruments at September 30, 2010 is summarized in the following table:

	Asset Derivatives		Liability Derivatives
In thousands	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	Other current assets	$4	Other accrued liabilities	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$333	Other accrued liabilities	$—

Total Derivatives		$337		$—

The fair value of derivative instruments at December 31, 2009 is summarized in the following table:

	Asset Derivatives		Liability Derivatives
In thousands	Balance Sheet Location	Fair Value	Balance Sheet Location	Fair Value
Derivatives designated as cash flow hedging instruments:
Foreign exchange contracts	Other current assets	$32	Other liabilities	$—

Derivatives not designated as hedging instruments:
Foreign exchange contracts	Other current assets	$630	Other liabilities	$—

Total Derivatives		$662		$—

The effect of derivative instruments not designated as hedging instruments on the consolidated statement of operations for the quarters ended September 30, 2010 and September 30, 2009:

In thousands	Location of (Loss) Gain Recognized in Earnings	(Loss) Gain Recognized in Earnings
		Quarter Ended September 30, 2010	Quarter Ended September 30, 2009
Foreign exchange contracts	Other income, net	$621	$265

Total		$621	$265

The effect of derivative instruments not designated as hedging instruments on the consolidated statement of operations for the nine months ended September 30, 2010 and September 30, 2009:

In thousands	Location of (Loss) Gain Recognized in Earnings	(Loss) Gain Recognized in Earnings
		Nine Months Ended	Nine Months Ended
		September 30, 2010	September 30, 2009
Foreign exchange contracts	Other income, net	$(297)	$375

Total		$(297)	$375

The Company includes the gain or loss on the derivative in the same line item as the offsetting gain or loss on the related hedged item. The amounts noted in the tables above for other income, net do not include any adjustments for the impact of deferred income taxes.

8. Divestiture

On June 30, 2010, the Company divested its electrical papers product line business for total consideration of $5.8 million, of which $4.8 million was paid on June 30, 2010. As part of the sale transaction, the Company transferred its electrical paper products customer list to the buyer, agreed not to compete (the “Non-Compete Agreement”) with the buyer with respect to the manufacture and sale of electrical insulating products for use in the transformer industry for a period of ten years, entered into a contract manufacturing agreement (the “Manufacturing Agreement”) with the buyer pursuant to which the Company is obligated to manufacture and sell electrical paper products to the buyer for a two-year period, and entered into a process technology license agreement (“License Agreement”). Pursuant to the License Agreement, the Company granted the buyer the right to use certain process technology and agreed to provide certain services to the buyer to facilitate the transfer of know-how for the manufacture of electrical paper products. Under the License Agreement, the buyer is obligated to pay the Company an additional $1.0 million on the earlier of June 30, 2012 or completion by Lydall of its obligations to provide services to the buyer.

Gain Recognition

The Company recorded a gain on sale of $1.7 million in the second quarter of 2010, net of a write-off of $0.8 million of goodwill that was allocated to the electrical papers product line, and deferred $3.2 million related to services to be delivered under the License Agreement. During the third quarter of 2010, the Company commenced providing services in accordance with the terms of the License Agreement and recognized $0.4 million of the previously deferred gain. For the nine months ended September 30, 2010, the Company recorded a $2.1 million gain related to this transaction.

This transaction contains multiple deliverables, some of which were delivered on June 30, 2010, while others will be delivered in subsequent periods. The Company concluded that on June 30, 2010 it had delivered a customer list and the Non-Compete Agreement, and that future services under the License Agreement remained undelivered. The Company adopted Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) effective January 1, 2010, which changed the requirements for establishing separate units of accounting in a multiple element arrangement and requires the allocation of the arrangement consideration to each deliverable to be based on the estimated selling price, if neither vendor-specific objective evidence nor third-party evidence is available. The Company retroactively applied these standards as of the beginning of 2010 for new and materially modified arrangements originating after December 31, 2009. The Company concluded that the customer list and the Non-Compete Agreement together represented one unit of accounting with stand-alone value to the buyer and that the License Agreement represented a separate unit of accounting.

The significant factors and estimates used to determine the estimated selling price of the separate units of accounting included existing and projected cash flows received by the Company from sale of the electrical paper products prior to the transaction. On June 30, 2010, the Company concluded that the estimated selling price of the customer list and the Non-Compete Agreement unit of accounting to be approximately $2.6 million and the License Agreement unit of accounting to be approximately $3.2 million. As a result, the Company recorded a gross gain of $2.6 million related to the delivered elements during the quarter ended June 30, 2010 and deferred $3.2 million, with the deferred amount recognized in income as services under the License Agreement are delivered in subsequent periods. Based upon the terms of the License Agreement, the Company has determined it will record income on a straight-line basis from July 1, 2010 through June 30, 2012 as there is no better discernible pattern of when services will be provided to the buyer.

Under the Manufacturing Agreement the buyer is obligated to purchase its requirements of the electrical paper products from the Company with the exception that the buyer may itself manufacture the products at its own facilities. The Manufacturing Agreement is a separate unit of accounting with stand-alone value and the Company will recognize revenue in future periods as the Company delivers the products to the buyer.

Impact of Adoption

By adopting the new accounting guidance, operating income for the second quarter of 2010 was approximately $2.6 million higher than operating income would have been under the previous accounting rules. This increase in operating income was due to recognition of the gain on sale of the product line sold on June 30, 2010 that contained an undelivered element (License Agreement) for which the Company would be unable to demonstrate fair value pursuant to the previous accounting standards. Previous accounting standards required that if the Company did not have vendor-specific objective evidence or third-party evidence of the selling price for the License Agreement (the undelivered element in this arrangement), then the gain associated with both the delivered and undelivered elements would be combined into one unit of accounting. This would have resulted in the entire transaction amount of $5.8 million being deferred at June 30, 2010 and subsequently recognized as the License Agreement services were delivered by the Company to the buyer. The Company believes that the previous accounting standard described above did not reflect the underlying economics of the transaction. As a result, the Company early-adopted the new revenue accounting guidance discussed above.

9. Equity Compensation Plans

The Company has stock-based compensation plans under which incentive and non-qualified stock options and time or performance based restricted shares may be granted to employees and outside directors from authorized but unissued shares of common stock or treasury shares. The Company recognizes expense on a straight-line basis over the vesting period of the entire award. Options issued by the Company under its stock option plans have a term of ten years and generally vest ratably over a period of three to four years. Time based restricted stock grants are expensed over the vesting period of the award, which is typically four years. The number of performance based restricted shares that vest or forfeit depend upon achievement of certain targets during the performance period. Stock-based compensation expense includes the estimated effects of forfeitures. Stock options issued under the current plan must have an exercise price that may not be less than the fair market value of the Company’s common stock on the date of grant. The Company incurred compensation expense of $0.4 million and $0.3 million for the quarters ended September 30, 2010 and September 30, 2009, respectively, and compensation expense of $1.1 million and $0.8 million for the nine month periods ended September 30, 2010 and September 30, 2009, respectively, for all stock-based compensation plans.

Stock Options

The following table is a summary of option activity of the Company’s plans during the nine months ended September 30, 2010:

In thousands except per share amounts and years	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2009	860	$8.77
Granted	23	$8.65
Exercised	(16)	$7.29
Forfeited/Cancelled	(103)	$8.49

Outstanding at September 30, 2010	764	$8.83	6.1	$496

Options exercisable at September 30, 2010	471	$10.01	4.5	$70

There were no options granted during the quarter and 23,275 options granted during the nine months ended September 30, 2010. There were 1,750 options exercised during the quarter and 15,400 options exercised during the nine months ended September 30, 2010. The amount of cash received from the exercise of stock options during the quarter was minimal and cash received during the nine months ended September 30,

2010 was $0.1 million. The intrinsic value of options exercised during the quarter and nine months was minimal. No options were granted during the third quarter of 2009 and 23,275 options were granted during the nine months ended September 30, 2009. No option exercises occurred during the quarter and nine months ended September 30, 2009. At September 30, 2010, the total unrecognized compensation cost related to nonvested stock option awards was approximately $0.6 million, with a weighted average expected amortization period of 2.4 years.

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

Restricted Stock

At September 30, 2010, the total unrecognized compensation cost related to unvested restricted stock awards was approximately $1.4 million, with a weighted average expected amortization period of 2.3 years. The following is a summary of the status of the Company’s unvested restricted shares as of September 30, 2010:

In thousands except per share amounts	Shares	Weighted- Average Grant- Date Fair Value
Unvested at December 31, 2009	447	$6.06
Granted	—	$—
Vested	(1)	$12.75
Forfeited/Cancelled	(51)	$6.07

Unvested at September 30, 2010	395	$6.04

10. Employer Sponsored Benefit Plans

As of September 30, 2010, the Company maintains three defined benefit pension plans (“pension plans”) that cover a portion of domestic Lydall employees. These pension plans are noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. The Company’s domestic pension plans are closed to new employees and no benefits are currently accruing under these pension plans. On July 29, 2010, Lydall’s Board of Directors voted to approve the merger of the three pension plans into one plan to achieve administrative efficiencies and reduce plan maintenance costs. The effective date of the merger is December 31, 2010. Lydall is currently in the process of implementing the merger of the plans.

The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes. The Company expects to contribute approximately $1.7 million in cash to its defined benefit pension plans in 2010. Contributions of $0.9 million were made during the third quarter of 2010 and $1.3 million for the nine months ended September 30, 2010. Contributions were minimal for the third quarter of 2009 and $1.7 million for the nine months ended September 30, 2009.

The following is a summary of the components of net periodic benefit cost for the quarters and nine months ended September 30, 2010 and 2009:

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2010	2009	2010	2009
Components of net periodic benefit cost:
Service cost	$—	$—	$—	$46
Interest cost	642	642	1,926	1,903
Expected return on assets	(584)	(506)	(1,750)	(1,524)
Curtailment loss	—	—	—	201
Amortization of actuarial loss and prior service cost	144	183	434	533

Net periodic benefit cost	$202	$319	$610	$1,159

11. Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, France, Germany and the Netherlands. With few exceptions, the Company is no longer subject to U.S. federal examinations for years before 2008, state and local examinations for years before 2005, and non-U.S. income tax examinations for years before 2003. In assessing the need for reserves for uncertainties in income taxes recognized, a significant number of estimates and judgments are made by the Company. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.5 million as of September 30, 2010. There have been no significant changes to these amounts during the quarter or nine months ended September 30, 2010.

During the third quarter of 2010, the Company elected to change its assertion regarding unremitted foreign earnings related to its German branch. Under this election, the Company asserts that undistributed earnings of the branch are no longer indefinitely reinvested, and are available for remittance to Lydall, Inc. Implementing this change requires that the Company assume that the assertion was reversed at the beginning of the fiscal year and compute the effect of currency translations from branch inception through January 1, 2010 using exchange rates prevailing during the time that income was earned or remittances were made. The tax impact of the resulting currency translation adjustment is reflected in the Company’s effective tax rate and generated a tax benefit of $4.1 million in the third quarter of 2010. The benefit resulted from the German branch having incurred losses during periods of time when the U.S Dollar exchange rates were less favorable compared to the Deutsch Mark and Euro and profits were earned during periods when the U.S. Dollar was strong against the Euro. Changes in the associated deferred taxes subsequent to January 1, 2010 are recorded as a component of other comprehensive income.

The impact of the Company’s election to change its assertion was partially offset by tax expense to record valuation reserves against certain foreign tax credits, state net operating losses, and net deferred tax assets, which generated a tax expense of $2.2 million in the third quarter of 2010. The reserve reflects the Company’s assessment that the future realization of such tax benefits is not reasonably assured.

12. Comprehensive Income

Comprehensive income (loss) for the periods ended September 30, 2010 and 2009 was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2010	Revised 2009	Revised 2010	Revised 2009
Net income (loss)	$1,516	$(479)	$3,128	$(11,018)
Changes in accumulated other comprehensive income:
Foreign currency translation adjustments, net of tax	7,977	3,395	(3,719)	3,696
Pension liability adjustment, net of tax	90	(4)	269	423
Unrealized gain (loss) on derivative instruments, net of tax	7	7	(18)	1

Total comprehensive income (loss)	$9,590	$2,919	$(340)	$(6,898)

13. Earnings Per Share

Basic earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per common share is computed by dividing net income by the weighted average number of common shares outstanding during the period, including the effect of stock options and stock awards, where such effect is dilutive.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share:

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2010	2009	2010	2009
Basic average common shares outstanding	16,682	16,581	16,664	16,556
Effect of dilutive options and restricted stock awards	49	—	37	—

Diluted average common shares outstanding	16,731	16,581	16,701	16,556

For the quarters ended September 30, 2010 and September 30, 2009, stock options and restricted stock awards for 1.1 million and 1.0 million shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive. For the nine months ended September 30, 2010 and September 30, 2009, stock options and restricted stock awards for 1.1 million and 1.0 million shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

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

Lydall air filtration products include LydAir®MG (Micro-Glass) Air Filtration Media, LydAir®MB (Melt Blown) Air Filtration Media, LydAir®SC (Synthetic Composite) Air Filtration Media, and Arioso™ (Membrane Composite) Composite Media. These products constitute the critical media component of clean-air systems for applications in clean-space, commercial, industrial and residential HVAC, power generation, industrial processes and protection/respiratory devices. Lydall has leveraged its extensive technical expertise and applications knowledge into a suite of media products covering the vast liquid filtration landscape across the engine and industrial and life science fields. The LyPore® Liquid Filtration Media and activated carbon containing ActiPure® Filtration Media series address a variety of application needs including hydraulic filters, air-water and air-oil coalescing, industrial fluid processes, diesel filtration, biopharmaceutical pre-filtration and clarification, diagnostic tests, and drinking water filtration. The Company also manufactures Solupor® Membrane specialty microporous membranes that are utilized in various markets and applications including batteries, fuel cells and supercapacitors, air and liquid filtration, and transdermal drug delivery. Solupor® Membrane membranes are based on ultra-high molecular weight polyethylene and incorporate an uncommon combination of mechanical strength, chemical inertness, and high porosity in a unique open structure.

The industrial thermal insulation business develops high performance nonwoven veils, papers, mats and specialty composites for the building products, appliance, and energy and industrial markets. The Manniglas® Thermal Insulation brand is diverse in its product application ranging from high temperature seals and gaskets in ovens and ranges to specialty veils for HVAC and cavity wall insulation. appLY® (Mat) Needled Glass Mats have been developed to expand Lydall’s high temperature technology portfolio for broad application into the appliance market and supplements the Lytherm® Insulation Media product brand, traditionally utilized in the industrial market for kilns and furnaces used in metal processing. Lydall’s Cryotherm® Super-Insulating Media, CRS-Wrap® Super-Insulating Media and Cryo-LiteTM Cryogenic Insulation products are industry standards for state-of-the-art cryogenic insulation designs used by manufacturers of cryogenic equipment for liquid gas storage, piping, and transportation.

Thermal/Acoustical Segment

The Thermal/Acoustical segment provides solutions to assist in noise and heat abatement in various global markets. Primary targets are the underbody, under hood and interior areas of cars, trucks, SUVs, heavy-duty trucks, buses, military and recreational vehicles. Lydall shields an array of areas from heat (thermal) and sound (acoustical) sources, including areas bordering on fuel tanks, exhaust systems, engine compartments, HVAC, and electrical components. Lydall’s patented products, including ZeroClearance®, AMS®, and dBCore®, contain organic and inorganic fiber composites as well as metal combinations.

Other Products and Services

The components of OPS are Lydall’s Vital Fluids business and Affinity business.

The Vital Fluids business serves the life science industry offering specialty products for blood transfusion and cell therapy applications as well as Bio-Pak® Single-Use Disposable Bio-Containers for containment of media, buffers and bulk intermediates used in biotech, pharmaceutical and diagnostic reagent manufacturing processes. Vital Fluids also offers Cell-Freeze® Bio-Containers, a medical device used for cryogenic storage of peripheral blood stem cells. Its medical filter materials products are utilized in traditional blood filtration devices such as cardiotomy reservoirs and autotransfusion filters. Other products include specialty blood transfusion products, as well as medical filtration components used for surgical procedures.

Lydall’s Affinity business designs and manufactures high precision, specialty engineered temperature-control equipment for semiconductor, pharmaceutical, life sciences and industrial applications.

Net sales and operating income by segment and other products and services for the quarters and nine months ended September 30, 2010 and 2009 and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income, are as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2010	2009	2010	2009
Performance Materials Segment:
Filtration	$22,691	$17,012	$62,214	$47,592
Industrial Thermal Insulation	9,573	8,371	28,588	23,386

Performance Materials Segment net sales	$32,264	$25,383	$90,802	$70,978
Thermal/Acoustical Segment:
Automotive parts	$38,796	$27,324	$114,410	$74,136
Automotive tooling	3,468	7,290	10,644	14,891

Thermal/Acoustical Segment net sales	$42,264	$34,614	$125,054	$89,027
Other Products and Services:
Vital Fluids	$3,673	$3,904	$11,653	$10,832
Affinity®	6,006	2,311	15,952	6,036

Other Products and Services net sales	$9,679	$6,215	$27,605	$16,868
Eliminations and Other	(455)	(122)	(1,250)	(469)

Consolidated Net Sales	$83,752	$66,090	$242,211	$176,404

Operating income (loss) by segment and other products and services was as follows:

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2010	Revised 2009	Revised 2010	Revised 2009
Performance Materials Segment	$6,013	$2,822	$13,978	$5,175
Thermal/Acoustical Segment	(3,167)	142	(1,779)	(9,948)
Other Products and Services:
Vital Fluids	(285)	289	32	51
Affinity®	389	(762)	959	(2,185)
Corporate Office Expenses	(2,846)	(2,887)	(10,537)	(9,260)

Consolidated Operating Income (Loss)	$104	$(396)	$2,653	$(16,167)

15. Commitments and Contingencies

As of September 30, 2010, the Thermal/Acoustical segment had unconditional purchase obligations to acquire aluminum at a fixed or minimum price of approximately $3.1 million and $3.0 million in 2010 and 2011, respectively, for use in their operation. There are additional aluminum commitments at variable market rates through 2011, which are estimated to be approximately $7.6 million to $9.3 million based on current market rates.

During the third quarter of 2010, a subsidiary of Lydall, Inc. entered into an operating lease related to equipment installed at its facility. As of September 30, 2010, the Company had a contractual obligation of approximately $0.9 million related to this lease with monthly cash payments due until 2017.

By letter dated September 14, 2010, the Company provided notice to the Pension Benefit Guaranty Corporation (the “PBGC”) pursuant to Section 4063(a) of ERISA of the occurrence of a Section 4062(e) event with respect to a Lydall pension plan and requested that the PBGC determine its liability, if any, as a result of the Section 4062(e) event. The Section 4062(e) event relates to the substantial cessation by the Company in the second quarter of 2009 of its operations at its St, Johnsbury, Vermont facility and the resulting separation from employment of greater than 20% of the active participants in a Lydall pension plan. Under Section 4062(e), the PBGC has the authority to require additional contributions to the Plan by the

Company or to require the Company to post a bond or fund an escrow in order to secure obligations under the Plan attributable to the separation from employment of the affected employees. The PBGC could also elect not to require any further action by the Company. The Company is currently waiting for a response from the PBGC and, at this time, is unable to estimate the impact, if any, on the Company’s cash position. The Company does not expect the resolution of this matter to have a significant impact on its results of operations.

16. Recently Issued Accounting Standards

In October 2009, the FASB issued guidance on revenue recognition. Under this guidance, management is no longer required to obtain vendor-specific objective evidence or third party evidence of fair value for each deliverable in an arrangement with multiple elements and where evidence is not available the proportion of the selling price attributable to each deliverable may be estimated. This guidance is effective for annual reporting periods beginning after June 15, 2010. The Company early-adopted these standards on April 1, 2010 and retroactively applied these standards as of the beginning of 2010 for new and materially modified arrangements originating after December 31, 2009 (see Footnote 8). Operating income for the second quarter of 2010 was approximately $2.6 million higher than operating income would have been under the previous accounting rules.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements. This guidance requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of this guidance has not had and is not expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Description of the Company

Lydall, Inc. and its subsidiaries (collectively, the “Company” or “Lydall”) design and manufacture specialty engineered filtration media, industrial thermal insulating solutions, automotive thermal and acoustical barriers, temperature-control equipment, medical filtration media and devices and biopharmaceutical processing components for demanding thermal/acoustical, filtration/separation and bio/medical applications. Lydall principally conducts its business through two reportable segments: Performance Materials and Thermal/Acoustical with the majority of sales to customers in North America and Europe.

The Performance Materials segment reports results of the filtration and industrial thermal insulation businesses. Lydall’s filtration media products provide solutions for air, fluid power, industrial and life science applications and its industrial thermal insulation products provide solutions for building products, appliances, and energy and industrial markets. The Company engages with customers to deliver value-added products for their specific needs, which differentiates Lydall’s products from competitors. Lydall’s filtration and industrial thermal insulation businesses are in markets that the Company believes present long-term growth opportunities for Lydall through the introduction of new products, expansion of share in existing markets and penetration of new markets.

The Thermal/Acoustical segment reports the results of the Company’s automotive businesses. Thermal/Acoustical products provide solutions to abate noise and heat in various types of automobiles. Lydall products shield several areas in automobiles from heat (thermal) and sound (acoustical) sources including the underbody, under hood and interior areas.

All other businesses are aggregated in Other Products and Services (“OPS”). OPS includes the Vital Fluids business and the Affinity® temperature control equipment business (“Affinity”).

Revision of Prior Period Amounts

The Company revised prior period financial statements due to errors detected in the third quarter of 2010. None of the revisions were considered material to the periods impacted, as disclosed in Footnote 2 to the condensed consolidated financial statements. All figures in Item 2. of this filing are provided as revised.

Summary of Results

Below are financial highlights comparing Lydall’s quarter ended September 30, 2010 to Lydall’s quarter ended September 30, 2009:

•	Consolidated net sales increased 26.7% to $83.8 million;

•	Foreign currency translation negatively impacted net sales growth by 4.6%;

•	Segment net sales (net of foreign currency) increased as follows:

–	Performance Materials segment increased by $7.9 million, or 31.1%;

–	Thermal/Acoustical segment increased by $9.7 million, or 28.0%;

–	Other Products and Services increased by $3.5 million, or 55.7%;

•	Gross margin percentage decreased to 14.9% compared to 17.0% in third quarter of 2009;

•	Consolidated operating income for the quarter was $0.1 million, compared to an operating loss of $0.4 million:

–	Performance Materials segment reported operating income of $6.0 million, compared to operating income of $2.8 million;

–	Thermal/Acoustical segment reported an operating loss of $(3.2) million, compared to operating income of $0.1 million;

–	Corporate office expenses were $(2.8) million, consistent with prior year third quarter;

•	Pretax loss for the quarter was $(0.3) million, compared to pretax loss of $(0.7) million;

•

Lydall recorded a net tax benefit of $1.8 million, or $0.11 per diluted share, in the quarter including a $4.1 million tax benefit realized as the result of the Company’s election to change its assertion regarding unremitted foreign earnings, partially offset by tax expense for valuation reserves;

•	Net income for the quarter was $1.5 million, or $.09 per share, compared to a net loss of $(0.5) million, or $(.03) per share;

•	Cash used from operations was $2.5 million compared to cash provided by operations of $5.4 million.

Operational and Financial Overview

Performance Materials Segment

Performance Materials’ net sales of $32.3 million in the third quarter of 2010 were the highest in over three years. Gross margin percentage was the highest since the third quarter of 2008 and operating income as a percentage of net sales increased to 18.6% in the third quarter of 2010 compared to 11.1% in third quarter of 2009.

Demand for products in the air filtration markets remains strong and the Company is benefiting from increased market share as customers begin recovering from the global economic recession. The Company’s life sciences business has benefited from improved volumes of certain membrane product net sales at the Company’s Solutech operation. Also, the industrial thermal insulation business has benefited from significant improvement in capital project investments by customers in the cryogenic markets increasing demand for the Company’s energy and industrial products.

With a strong backlog for these products, the segment is actively managing growth by selectively investing in capabilities to enhance processes and capacity. The segment has realigned manufacturing capabilities among the production sites which has enabled better optimization of existing capacity and additional capacity to grow the business organically. Further, core products and activities are continually evaluated as evidenced by the recent sale of the electrical papers product line.

Performance Materials remains focused on fully commercializing the Arioso™ membrane composite media, which was developed based on technologies obtained by the Solutech acquisition. Arioso™ provides advanced filtration media for respirator, clean room and industrial dust collection applications. Although product development and customer qualification have been delayed longer than originally planned, the Arioso™ product represents an important growth area and is expected to expand the Company’s market participation in the industrial air and life sciences arena.

Thermal/Acoustical Segment

Thermal/Acoustical segment net sales were $42.3 million, or approximately 50% of the Company’s net sales in the third quarter of 2010, compared to approximately 52% of net sales in the quarter ended September 30, 2009. Excluding the impact of foreign currency translation, net sales increased by $9.7 million, or 28.0%, compared to the third quarter of 2009. According to a published automotive market forecasting service, production of cars and light trucks in North America and Europe in the third quarter of 2010 increased by approximately 8%, or 0.5 million vehicles, compared to the same period a year ago. The same service predicts that production of cars and light trucks in North America and Europe in the fourth quarter of 2010 will be slightly higher than the levels of production in the fourth quarter of 2009. While automobile production has improved in the first nine months of 2010, volatile market conditions, including fluctuations in consumer demand for automobiles, persist in the automotive market.

The segment reported an operating loss in the third quarter of 2010 of $3.2 million compared with operating income of $0.1 million in the third quarter of 2009. Thermal/Acoustical segment was adversely impacted by manufacturing inefficiencies for fiber based products at its North American automotive (“NA Auto”) facility, which resulted in higher manufacturing costs. The Company responded to a rapid acceleration of orders with a plant expansion, implementation of new equipment, hiring and training of a significant number of new employees and fabrication of tooling while simultaneously increasing output to meet customers’ demand. As a result, the Company incurred abnormally high labor costs, material usage inefficiencies and excessive scrap on production lines, and freight expediting and inspection costs. Also, due to capacity constraints, the facility was forced to outsource a portion of the processing of certain fibers at a premium. While the Company has undertaken a comprehensive improvement plan, the full impact of actions underway is not expected to be realized until the first quarter of 2011.

Other Products and Services

The Vital Fluids business is actively pursuing qualification of products with a number of new customers. The business has substantially completed its biodisposable capital investment project and is focused on expanding its presence in this fast growing market. However, due to the lengthy period of time required for qualification, related revenues have not yet been realized in the third quarter of 2010.

The Affinity business is benefiting from recovery of capital equipment spending in the semiconductor industry as evidenced by an increase in net sales by $3.7 million, or 160%, in the third quarter of 2010 compared to the same quarter of 2009. The business has begun to see sales from the “S-Series,” a configurable industrial chiller launched in the first quarter of 2010, which is expected to open several new markets, including medical, analytical, scientific, and industrial. The Affinity business also continues to grow service revenues in the chiller markets. In general, the business has improved profitability both through absorption of costs from higher revenues and from employing Lean principles to systematically improve margins.

Liquidity

At September 30, 2010, the Company had cash balances of $17.6 million and no borrowings under any existing credit facility. The Company anticipates that it will be subject to a $5.0 million borrowing limit under its Domestic Credit Facility in the fourth quarter of 2010 because it does not expect to meet the fixed charge coverage ratio. The Company expects to fund its operating cash requirements from existing cash balances, cash generated by operations and from available borrowings, as needed, under its existing Domestic Credit Facility and foreign credit facilities.

Outlook

At September 30, 2010, the Company’s backlog was strong. A top priority for the Company in the fourth quarter of 2010 is to reduce manufacturing inefficiencies at its North American automotive facility and improve the Thermal/Acoustical segment operating results. However, even though remedial measures have been and are being implemented, certain manufacturing inefficiencies are expected to continue to negatively impact gross margin in the fourth quarter of 2010 and could adversely impact the Company’s financial results in the first quarter of 2011. The Company is also focused on remediating a material weakness in internal control over financial reporting as discussed in Item 4. Controls and Procedures.

The Company’s long-term focus remains on improving the overall return on Lydall’s sales, organic revenue development and acquisitions, to provide earnings growth and value for Lydall’s shareholders.

Results of Operations

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three month periods ended September 30, 2010 (Q3-10) and September 30, 2009 (Q3-09) and for the nine months ended September 30, 2010 (YTD-10) and September 30, 2009 (YTD-09).

Net Sales

	Quarter Ended			Nine Months Ended
In thousands	Q3-10	Q3-09	Percent Change	YTD-10	YTD-09	Percent Change
Net sales	$83,752	$66,090	26.7%	$242,211	$176,404	37.3%

Excluding the impact of foreign currency translation, net sales increased by 31.3% and 39.2%, respectively, compared to the quarter and nine months ended September 30, 2009. This increase for each period-over-period comparison was caused by higher sales volumes from both the Performance Materials and Thermal/Acoustical segments, as well as from Affinity temperature control equipment product sales.

Gross Margin

	Quarter Ended			Nine Months Ended
In thousands	Q3-10	Revised Q3-09	Percent Change	Revised YTD-10	Revised YTD-09	Percent Change
Gross margin	12,448	$11,261	10.5%	42,251	$21,294	98.4%
Percentage of sales	14.9%	17.0%		17.4%	12.1%

The decrease in gross margin percentage in the third quarter of 2010 compared to the same quarter a year ago was attributable to the Thermal/Acoustical segment, which was negatively impacted by manufacturing inefficiencies for fiber based products at its North American automotive facility. These manufacturing inefficiencies also negatively impacted the year-to-date gross margin percentage for the Company on a consolidated basis. The Performance Materials segment and Other Products and Services reported improved gross margin percentages in each period-over-period comparison primarily from higher sales and resulting absorption of fixed costs. Restructuring related charges of $5.0 million associated with the NA Auto consolidation negatively impacted the gross margin percentage by approximately 280 basis points in the first nine months of 2009.

Selling, Product Development and Administrative Expenses

	Quarter Ended			Nine Months Ended
In thousands	Q3-10	Q3-09	Percent Change	YTD-10	YTD-09	Percent Change
Selling, product development and administrative expenses	12,748	$11,657	9.4%	41,735	$37,461	11.4%
Percentage of sales	15.2%	17.6%		17.2%	21.2%

The current quarter $1.1 million increase compared to the third quarter of 2009 in selling, product development and administrative expenses was primarily due to increases in salaries and benefits expense of $0.7 million, sales commission expense of $0.2 million, severance related charges of $0.3 million, and consulting services of $0.2 million. Partially offsetting these increases was a reversal of accrued incentive compensation expense of $0.4 million in the third quarter of 2010.

The $4.3 million increase in selling, product development and administrative expenses in the first nine months of 2010 was primarily due to increases in accrued incentive compensation expense of $1.3 million, sales commission expense of $0.8 million, severance-related expenses of $0.7 million, salaries and benefits expense of $0.9 million and an accrued payroll tax item of $0.4 million. Because the Company expects to meet certain 2010 bonus plan targets, it accrued incentive compensation.

Divestiture

	Quarter Ended			Nine Months Ended
In thousands	Q3-10	Q3-09	Change	YTD-10	YTD-09	Change
Gain on sale of product line, net	$404	$—	$404	$2,137	$—	$2,137

On June 30, 2010, the Company divested its electrical papers product line business for total consideration of $5.8 million, of which $4.8 million was paid on June 30, 2010. As part of the sale transaction, the Company entered into a Manufacturing Agreement and a License Agreement with the buyer. Under the Manufacturing Agreement, the Company is obligated to manufacture and sell electrical paper products to the buyer for a two-year period. Pursuant to the License Agreement, the Company granted the buyer the right to use certain process technology and agreed to provide certain services to the buyer to facilitate the transfer of know-how for the manufacture of electrical paper products. Under the License Agreement, the buyer is obligated to pay the Company the additional $1.0 million on the earlier of June 30, 2012 or completion by Lydall of its obligations to provide services to the buyer.

With respect to the divestiture described above, the Company recorded a gain on sale of $1.7 million in the second quarter of 2010, net of a write-off of $0.8 million of goodwill that was allocated to the electrical papers product line. The Company deferred a gain of $3.2 million on June 30, 2010, which will be recognized into income on a straight-line basis as the services are provided by the Company to the buyer in accordance with the terms of the License Agreement. In accordance with this accounting treatment, the Company recognized income of $0.4 million in the third quarter of 2010.

Interest Expense

	Quarter Ended			Nine Months Ended
In thousands	Q3-10	Q3-09	Percent Change	YTD-10	YTD-09	Percent Change
Interest expense	$209	$278	(24.8)%	$638	$610	4.6%
Weighted average interest rate	5.3%	5.1%		5.4%	4.9%

Interest expense in the third quarter of 2010 was lower than the third quarter of 2009 due to lower average principal balances on capital lease obligations in the current quarter. The increase in interest expense in the first nine months of 2010 compared to the same period of 2009 was primarily due to increased amortization of debt financing costs associated with the Company entering into a domestic credit facility in March 2009 and increases in unused borrowing fees, partially offset by lower average principal balances on capital lease obligations.

Other Income/Expense

Other income and expense for the quarters and nine months ended September 30, 2010 and 2009 consisted of insignificant activity related to foreign exchange transaction gains and losses and investment income.

Income Taxes

For the quarter and nine months ended September 30, 2010, the Company’s effective tax rate differs significantly from statutory federal income tax rates. During the third quarter of 2010, the Company elected to change its assertion regarding unremitted foreign earnings related to its German branch. Under this election, the Company asserts that undistributed earnings of the branch are no longer indefinitely reinvested, but are available for remittance to Lydall, Inc. Implementing this change requires that the Company assume that the assertion was reversed at the beginning of the fiscal year and compute the effect of currency translations from branch inception through January 1, 2010 using exchange rates prevailing during the time that income was earned or remittances were made. The tax impact of the resulting currency translation adjustment is reflected in the Company’s effective tax rate and generated a tax benefit of $4.1 million in the third quarter of 2010. This benefit resulted from the German branch having incurred losses during periods of time when the U.S Dollar exchange rates were less favorable compared to the Deutsch Mark and Euro and profits were earned during periods when the U.S. Dollar was strong against the Euro. The impact of the Company’s election to change its assertion is partially offset by recording additional valuation reserves against certain foreign tax credits, state net operating losses, and net deferred tax assets, which generated tax expense of $2.2 million in the third quarter of 2010. The reserve reflects the Company’s assessment that the future realization of such tax benefits is not reasonably assured. The net impact of the above two items contributed to the Company recording a tax benefit of $1.8 million, or $0.11 per diluted share, in the third quarter of 2010.

The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.5 million as of September 30, 2010. There have been no significant changes to this amount during the quarter ended September 30, 2010.

Segment Results

The following table presents sales information for the key product and service groups included within each operating segment and other products and services for the quarter and nine months ended September 30, 2010 compared with the quarter and nine months ended September 30, 2009:

In thousands	Quarter Ended September 30, 2010	Quarter Ended September 30, 2009	Change
Performance Materials Segment:
Filtration	$22,691	$17,012	$5,679
Industrial Thermal Insulation	9,573	8,371	1,202

Performance Materials Segment net sales	$32,264	$25,383	$6,881
Thermal/Acoustical Segment :
Automotive parts	$38,796	$27,324	$11,472
Automotive tooling	3,468	7,290	(3,822)

Thermal/Acoustical Segment net sales	$42,264	$34,614	$7,650
Other Products and Services:
Vital Fluids	$3,673	$3,904	$(231)
Affinity®	6,006	2,311	3,695

Other Products and Services net sales	$9,679	$6,215	$3,464
Eliminations and Other	(455)	(122)	(333)

Consolidated Net Sales	$83,752	$66,090	$17,662

In thousands	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009	Change
Performance Materials Segment:
Filtration	$62,214	$47,592	$14,622
Industrial Thermal Insulation	28,588	23,386	5,202

Performance Materials Segment net sales	$90,802	$70,978	$19,824
Thermal/Acoustical Segment:
Automotive parts	$114,410	$74,136	$40,274
Automotive tooling	10,644	14,891	(4,247)

Thermal/Acoustical Segment net sales	$125,054	$89,027	$36,027
Other Products and Services:
Vital Fluids	$11,653	$10,832	$821
Affinity®	15,952	6,036	9,916

Other Products and Services net sales	$27,605	$16,868	$10,737
Eliminations and Other	(1,250)	(469)	(781)

Consolidated Net Sales	$242,211	$176,404	$65,807

Operating income (loss) by segment and other products and services was as follows:

	Quarter Ended September 30, 2010		Revised Quarter Ended September 30, 2009
In thousands	Operating Income (Loss)	Operating Margin %	Operating Income (Loss)	Operating Margin %	Change
Performance Materials Segment	$6,013	18.6%	$2,822	11.1%	$3,191
Thermal/Acoustical Segment	(3,167)	(7.5)%	142	0.4%	(3,309)
Other Products and Services:
Vital Fluids	(285)	(7.8)%	289	7.4%	(574)
Affinity®	389	6.5%	(762)	(33.0)%	1,151
Corporate Office Expenses	(2,846)	—	(2,887)	—	41

Consolidated Operating Income (Loss)	$104	0.1%	$(396)	(0.6)%	$500

	Revised Nine Months Ended September 30, 2010		Revised Nine Months Ended September 30, 2009
In thousands	Operating Income (Loss)	Operating Margin %	Operating Income(Loss)	Operating Margin %	Change
Performance Materials Segment	$13,978	15.4%	$5,175	7.3%	$8,803
Thermal/Acoustical Segment	(1,779)	(1.4)%	(9,948)	(11.2)%	8,169
Other Products and Services:
Vital Fluids	32	0.3%	51	0.5%	(19)
Affinity®	959	6.0%	(2,185)	(36.2)%	3,144
Corporate Office Expenses	(10,537)	—	(9,260)	—	(1,277)

Consolidated Operating Income (Loss)	$2,653	1.1%	$(16,167)	(9.2)%	$18,820

Performance Materials

Excluding the impact of foreign currency translation, segment net sales increased by $7.9 million, or 31.1%, in the current quarter. Net sales of filtration products increased by $6.7 million, net of foreign currency translation, compared to the same quarter of 2009, primarily from higher volumes of air filtration net sales and life sciences product net sales. Net sales of industrial thermal insulation products increased by $1.2 million in the third quarter of 2010 compared to the same period of 2009, primarily from improvement in capital project investments by customers in the cryogenic markets, resulting in improved demand for the Company’s energy and industrial products. Although the Company continues to be impacted by a weak market for construction of new homes and commercial buildings in the U.S., it realized a marginal improvement in sales to the construction market in the current quarter compared to the third quarter of 2009.

The Performance Materials segment reported operating income of $6.0 million, or an operating margin of 18.6%, in the third quarter of 2010, an increase of $3.2 million compared with the third quarter of 2009. Operating income in the third quarter of 2010 included income of $0.4 million that was deferred at June 30, 2010 from the sale of the Company’s electrical papers product line. Higher net sales, and a resulting improvement in gross margin due to improved absorption of fixed costs, as well as product mix, resulted in the increase in operating income in the third quarter of 2010 compared to the third quarter of 2009.

Excluding the impact of foreign currency translation, segment net sales increased by $20.8 million, or 29.3%, in the first nine months of 2010. The Company benefited throughout 2010 from improved demand for its products, compared to 2009. Net sales of filtration products increased by $15.8 million, net of foreign currency translation, compared to 2009, primarily from higher volumes of air filtration net sales and, to a lesser extent, fluid power and life sciences products sales. Net sales of industrial thermal insulation products increased by $5.2 million compared to the same period of 2009 and included increased net sales of energy and industrial products by $3.9 million and building and appliance insulation products by $1.3 million. Throughout 2010, Lydall customers significantly increased their capital project investments in the electrical and cryogenic markets, resulting in higher demand for the Company’s energy and industrial products. Although a weak market for construction of new homes and commercial buildings in the U.S. persists in 2010, Lydall has realized a marginal improvement in sales to the construction market in 2010 compared to 2009.

The Performance Materials segment reported operating income of $14.0 million in the nine months ended September 30, 2010, an increase of $8.8 million, compared to 2009. Higher net sales and an improvement in gross margin due to improved absorption of fixed costs resulted in higher operating income in 2010 compared to 2009. Operating income in 2010 also includes a net gain on the sale of the Company’s electrical papers product line of $2.1 million. Partially offsetting the improved gross margin were higher selling, product development and administrative expenses of $1.0 million in 2010 compared to the same period in 2009. This increase was primarily due to increases in accrued incentive compensation expense of $0.7 million and severance related charges of $0.4 million. Because the Company expects to meet certain 2010 bonus plan targets, it accrued incentive compensation.

Thermal/Acoustical

Excluding the impact of foreign currency translation, net sales for the third quarter of 2010 increased by $9.7 million, or 28.0%, compared to the same period a year ago. Automotive parts net sales increased by $13.2 million, or 48.5%, compared to the third quarter of 2009. Tooling net sales decreased by $3.5 million compared to the third quarter of 2009, as a result of the timing of completing tooling projects. In the third quarter of 2010 compared to the third quarter of 2009, North American automotive parts net sales were higher by $7.5 million, or 51.2%, and European automotive parts net sales increased by $5.7 million, or 45.3%, net of foreign currency translation. The increase in automotive parts net sales was driven by production of automobiles on existing platforms, as well as from sales of parts on new platforms awarded to the Company.

For the third quarter of 2010, the operating loss for the segment was $3.2 million compared with operating income of $0.1 million in the third quarter of 2009. The impact of higher net sales in the third quarter of 2010 was more than offset by higher manufacturing costs. The segment continues to be negatively impacted by manufacturing inefficiencies for fiber based products at its NA Auto facility, which resulted in higher manufacturing costs as production was rapidly ramped up to meet a sharp spike in customer demand. These inefficiencies included abnormally high labor costs, material usage inefficiencies and excessive scrap on production lines, and freight expediting and inspection costs. Also, due to capacity constraints, the facility was forced to outsource a portion of the processing of certain fibers at a premium. Selling, product development and administrative expenses for the third quarter of 2010 were also higher by $0.7 million compared to the third quarter of 2009. This increase was caused by higher severance related charges of $0.3 million, consulting services of $0.3 million and sales commission expense of $0.2 million. Partially offsetting this increase was the reversal of $0.3 million of accrued incentive compensation expense for the 2010 bonus plan.

Excluding the impact of foreign currency translation, net sales for the first nine months of 2010 increased by $38.3 million, or 43.1%, compared to the same period a year ago. Automotive parts net sales increased by $42.4 million, or 57.2%, compared to 2009. Tooling net sales decreased by $4.1 million compared to 2009 as a result of the timing of completing tooling projects. In the first nine months of 2010 compared to the first nine months of 2009, North American automotive parts net sales were higher by $27.2 million, or 73.9%, and European parts net increased by $15.2 million, or 40.8%, net of foreign currency translation. The increase in automotive parts net sales was driven by production of automobiles on existing platforms, as well as from sales of parts on new platforms awarded to the Company. The first nine months of 2009 were negatively impacted by the global economic recession causing lower consumer demand for automobiles and resulting in lower production of most platforms, early termination of various platforms and delays in launches of new platforms by automakers as well as bankruptcy filings of Chrysler and General Motors.

For the nine months ended September 30, 2010, operating loss for the segment was $1.8 million, compared with an operating loss of $9.9 million in 2009. Operating loss in 2009 was impacted by $5.1 million of restructuring related charges associated with the NA Auto consolidation. As described above, in the second and third quarters of 2010 operating income was negatively impacted by manufacturing inefficiencies for fiber based products at its NA Auto facility. Also, selling, product development and administrative expenses for the first nine months of 2010 were higher by $1.7 million compared to the same period of 2009. This increase was caused by higher sales commission expense of $0.7 million, an accrued payroll tax item of $0.4 million, severance related charges of $0.3 million and consulting expenses of $0.2 million.

Other Products and Services

The increase in OPS net sales of $3.5 million, or 55.7%, in the third quarter of 2010, compared to the same quarter of 2009, was due to increased volumes of net sales from the Affinity business of $3.7 million, slightly offset by lower Vital Fluids net sales of $0.2 million. The increase in Affinity net sales during the current quarter was attributable to significant improvement in capital equipment spending in the semiconductor industry that the business unit serves.

OPS reported operating income of $0.1 million for the quarter ended September 30, 2010, compared to an operating loss of $0.5 million for the third quarter of 2009. The Affinity business reported operating income of $0.4 million in the third quarter of 2010 compared to an operating loss of $0.8 million in the third quarter of 2009, as a result of higher sales and an improvement in the absorption of fixed costs. Approximately half of the operating loss at Affinity in the third quarter of 2009 was the result of an inventory write-down of $0.4 million to value its inventory at net realizable value. The Vital Fluids business reported an operating loss of $0.3 million in the current quarter, compared to operating income of $0.3 million in the third quarter of 2009. The combination of lower net sales and a vendor supply issue resulted in the operating loss for the current quarter.

In the first nine months of 2010, compared to the same period of 2009, OPS net sales increased by $10.7 million, or 63.7%, primarily as the result of increased volumes of net sales from the Affinity business of $9.9 million, or 164.3%. Vital Fluids net sales increased by $0.8 million, or 7.6%, in 2010 compared to the same period a year ago. The increase in Affinity net sales was attributable to a significant increase in capital equipment spending in the semiconductor industry. The increase in the Vital Fluids business was caused by higher volumes of bioprocessing and blood filtration product net sales.

OPS reported operating income of $1.0 million for the nine months ended September 30, 2010, compared to an operating loss of $2.1 million in 2009. The Affinity business reported operating income of $1.0 million compared to an operating loss of $2.2 million in 2009, as a result of higher sales and an improvement in the absorption of fixed costs. The Vital Fluids business was breakeven in first nine months of 2010, consistent with the same period in 2009.

Corporate Office Expenses

Corporate office expenses of $2.8 million in the third quarter of 2010 remained consistent with the same quarter of 2009. The increase in corporate office expenses of $1.3 million in the first nine months of 2010 compared to the same period of 2009 was principally due to higher legal costs of $0.5 million, primarily related to defending and settling lawsuits filed by a former employee and higher incentive compensation expense of $0.4 million. Because the Company expects to meet certain 2010 bonus plan targets, it accrued incentive compensation.

Liquidity and Capital Resources

The Company assesses its liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. The principal source of liquidity is cash from operations. In addition to operating cash flows, other significant factors that affect the overall management of liquidity include capital expenditures, investments in businesses, strategic transactions, income tax payments, outcomes of contingencies, pension funding and availability of lines of credit and long-term financing. The Company manages worldwide cash requirements considering available funds among domestic and foreign subsidiaries. As discussed above, the Company elected to change its assertion regarding indefinite reinvestment of earnings in its German branch, thus providing more flexibility in remitting foreign funds to Lydall, Inc.

Financing Arrangements

On March 11, 2009, the Company entered into a $35 million senior secured domestic credit facility (“Domestic Credit Facility”) having a three-year term with a financial institution. The borrowing base under the Domestic Credit Facility is determined based on certain percentages of eligible domestic accounts receivable, eligible domestic inventories and eligible domestic fixed assets, reduced by applicable reserves. The Company had no borrowings outstanding under the Domestic Credit Facility at September 30, 2010 or December 31, 2009.

The loan agreement governing the Domestic Credit Facility contains a number of affirmative and negative covenants, including financial covenants. Among others, the Company and its domestic subsidiaries at all times must maintain Excess Availability, as defined in the loan agreement, of not less than $5.0 million. If the borrowings under the Domestic Credit Facility exceed $5.0 million, or Excess Availability under the Credit Facility is less than $12.5 million, the Company is required to meet a minimum fixed charge coverage ratio. The fixed charge coverage ratio requires that, at the end of any month, the ratio of consolidated EBITDA, as defined in the loan agreement, to fixed charges may not be less than 1 to 1 for the immediately preceding 12 month period. At no time during the first nine months of 2010 did borrowings under the Domestic Credit Facility exceed $5.0 million or was Excess Availability less than $12.5 million, therefore, the Company was not subject to the fixed charge coverage ratio. Because the Company does not expect to meet the fixed charge coverage ratio required for borrowings to exceed $5.0 million, the Company anticipates that it will be limited to $5.0 million in borrowings during the fourth quarter of 2010.

At September 30, 2010, the Company’s foreign subsidiaries had various credit arrangements with banks totaling €7.0 million (approximately $9.5 million), of which €6.4 million (approximately $8.7 million) was available for draw, primarily restricted for borrowings at the respective foreign subsidiary. Other than letters of credit outstanding at September 30, 2010, the Company’s foreign subsidiaries had no borrowings outstanding on any of its credit arrangements at September 30, 2010 or December 31, 2009.

The Company expects to fund its operating cash requirements from existing cash balances, cash generated by operations, and through borrowings, as needed, under its existing Domestic Credit Facility and foreign credit facilities.

Operating Cash Flows

Net cash used for operating activities in the first nine months of 2010 was $1.3 million compared with net cash provided by operations of $2.2 million in the first nine months of 2009. In the first nine months of 2010 compared to the same period for 2009, operating income improved by $14.1 million, which was offset by working capital investments made by the Company to meet demand for the Company’s products. At September 30, 2010, inventory increased by $17.4 million compared to levels at December 31, 2009. This increase is the result of greater production activity in reaction to improving market conditions and demand for the Company’s products. Contributing to the increase in inventories was a spike in automotive tooling inventory which was $9.6 million at September 30, 2010, an increase of $5.4 million since December 31, 2009. The Company has made significant cash investments in tooling inventory during 2010 in preparation of launches of new automotive platforms in the fourth quarter of 2010 and into 2011. Typically, the Company is not reimbursed for tooling inventory until completion of the tooling. Accounts receivable increased by $12.0 million at September 30, 2010, compared to December 31, 2009, primarily due to higher sales in the third quarter of 2010 compared to the fourth quarter of 2009, with days sales outstanding substantially consistent in both periods. Partially offsetting the above uses of cash were increases in accounts payable by $8.3 million, primarily due to inventory purchases, and accrued payroll and other compensation liabilities by $4.1 million due to the timing of payroll and accrued incentive compensation under the Company’s 2010 bonus program. Also, during the second quarter of 2010, the Company filed its U.S. 2009 Federal Income Tax Return and received a cash refund of $3.5 million in the third quarter of 2010.

Investing Cash Flows

In the first nine months of 2010, net cash used for investing activities was $2.4 million compared with cash used for investing activities of $2.4 million in 2009. Capital expenditures were $7.5 million for the first nine months of 2010, compared with $4.8 million for the same period of 2009. Capital spending for 2010 is expected to be approximately $10.0 million to $12.0 million. On June 30, 2010, the Company sold an electrical papers product line and realized proceeds of $4.8 million. Cash of $0.3 million was received in the first quarter of 2010 from DSM Solutech B.V. for the final resolution of the purchase price detailed in the Sales and Purchase Agreement. This amount was recorded in accounts receivable at December 31, 2009.

Financing Cash Flows

In the first nine months of 2010, net cash used for financing activities was $0.9 million compared to cash used of $1.1 million in the first nine months of 2009. Cash used for financing activities was primarily due to capital lease payments.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Footnote 1 of the “Notes to Consolidated Financial Statements” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. The Company adopted Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”) and made estimates related to the selling prices of deliverables in the transaction described in Footnote 8 to the condensed consolidated financial statements. Also, as described in Footnote 11 to the condensed consolidated financial statements, the Company made estimates related to its change in assertion regarding indefinite reinvestment of earnings in its German branch and estimates in the calculation of valuation reserves. Other than just described, there have been no significant changes in the Company’s critical accounting estimates during the quarter and nine months ended September 30, 2010.

Recently Issued Accounting Standards

In October 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-13, “Multiple-Deliverable Revenue Arrangements” (“ASU 2009-13”), which provided guidance on revenue recognition. Under this guidance, management is no longer required to obtain vendor-specific objective evidence or third party evidence of fair value for each deliverable in an arrangement with multiple elements and where evidence is not available the proportion of the selling price attributable to each deliverable may be estimated. This guidance is effective for annual reporting periods beginning after June 15, 2010. The Company early-adopted these standards on April 1, 2010 and retroactively applied these standards as of the beginning of 2010 for new and materially modified arrangements originating after December 31, 2009 (see Footnote 8 to the condensed consolidated financial statements). Operating income for the second quarter of 2010 was approximately $2.6 million higher than operating income would have been under the previous accounting rules.

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements. This guidance requires reporting entities to make new disclosures about recurring or nonrecurring fair-value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The adoption of this guidance has not had and is not expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Cautionary Note Concerning Factors That May Affect Future Results

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E. All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current expectations and assumptions relating to the Company’s business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance.

Forward-looking statements included in this report include, among others, statements made with respect to the Company’s financial condition, results of operations, cash flows, business strategies, synergies, or operating efficiencies, such as manufacturing inefficiencies at the Company’s North American automotive facility, competitive positions, growth opportunities such as the Company’s ability to complete the commercialization of the Arioso™ product, outcomes of contingencies, financial covenants in credit arrangements, plans and objectives of management and other matters, the ability to earn fees for services to be rendered under a process technology license agreement, and the Company’s ability to remediate identified control deficiencies over financial reporting. These and other forward-looking statements generally can be identified through the use of the words “believes,” “anticipates,” “may,” “plans,” “projects,” “expects,” “estimates,” “forecasts,” “predicts,” “targets,” and other similar expressions in connection with the discussion of future operating or financial performance. All such forward-looking statements are subject to known and unknown risks, uncertainties and contingencies, many of which are beyond the control of the Company. Important factors that could cause the Company’s actual results to differ materially from those expressed or implied in the forward-looking statements include the following:

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

•

The Thermal/Acoustical segment, comprising the Company’s global automotive business, accounted for approximately 52% of consolidated net sales in the first nine months of 2010 and 51% of consolidated net sales for the year end December 31, 2009. While production levels of automobiles improved in the first nine months of 2010, compared to levels in 2009, global economic uncertainties and swings in consumer spending may negatively impact the world-wide automotive market and, consequently, negatively impact the Company’s financial results;

•	The Company’s automotive business has experienced a dramatic increase in customer demand since the first quarter of 2010. This increase in demand for the Company’s fiber-based products at its North American facility was greater than anticipated and caused higher manufacturing costs and other operating inefficiencies that have and may continue to adversely affect the gross margin and operating income of the business. These costs include: outsourcing the processing of certain raw materials at a premium, abnormally high labor and overtime costs, material usage inefficiencies and excessive scrap on production lines, and significant freight expediting and inspection costs;

•

The Company may be unable to satisfy the demand for its fiber-based products at the North American automotive facility, including on time delivery requirements, due to limited capacity. Such inability to meet demand could result in customer claims and contract penalties. Further, product quality could be impaired by the Company’s efforts to rapidly ramp up production to satisfy the dramatic increase in demand;

•

The Company’s relations with the automotive OEMs and its status as an approved supplier to the automotive OEMs could be impaired should the Company fail to satisfy current and expected demand and/or incur product quality issues;

•

In order to respond to the increased demand for the Company’s fiber-based automotive products, the Company has made investments in capital equipment. Future performance could be impacted by the inability of the Company to realize the expected benefits from these and other capital equipment investments;

•	The Company’s need to fund capital expenses to meet increased demand could negatively affect the Company’s cash position;

•

The departure of, and the ability to quickly and effectively replace, several senior managers at the Company’s Thermal/Acoustical segment, including the President of Lydall Thermal/Acoustical, Inc. and the Vice President of Operations of Lydall Thermal/Acoustical, Inc. may negatively impact the segment’s operations and customer relations;

•

Lydall’s Affinity business, which provides capital equipment for the semiconductor and other industries, has experienced a dramatic increase in customer demand and may not be able to satisfy this demand or otherwise deliver products on time;

•

Lydall’s Affinity business is subject to and affected by dramatic swings in demand in the semiconductor industry, which is historically cyclical. As a result, it is possible that demand for Affinity products, which has recently increased, could dramatically decrease in the future;

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

•	The Company’s cash from operations may not be sufficient to fund its operating requirements;

•

The Company may not be able to satisfy covenants and other obligations under its Domestic Credit Facility, which could limit or prohibit Lydall’s ability to borrow funds under the Domestic Credit Facility. Additionally, these debt covenants and other obligations could limit the Company’s ability to make acquisitions, incur additional debt, make investments, or consummate asset sales;

•	Lydall may need additional financing to fund strategic initiatives, which could be difficult to obtain;

•

Lydall implemented certain measures to address slowdowns in the market for its products, including a consolidation of facilities and headcount reductions. The Company cannot assure that if production levels continue to increase, these measures will not result in further unforeseen costs, disruptions in operations, or have other negative effects;

•

Operating results may fluctuate as a result of many factors, including size and timing of orders and shipments, loss of significant customers, product mix, technological change, fluctuations in manufacturing yields, competition and general economic conditions. In addition, to the extent that revenue and asset utilization increases or decreases, the absorption of the Company’s fixed costs could positively or negatively impact gross margins;

•	The pricing and supply of raw materials such as aluminum and fiber fluctuate and could affect all of the Company’s businesses and influence current and future financial results;

•	Future performance could be impacted by the inability to effectively and efficiently complete strategic transactions, including the integration of acquisitions into existing businesses;

•

Delays in developing products and long customer qualification cycles may impact the Company’s ability to fully realize the expected benefits from acquisitions or other strategic investments made by the Company;

•	Lydall could be impacted by the inherent risks of operating internationally, including fluctuations in foreign exchange rates; and

•	Lydall’s businesses could be impacted by the ability to realize savings from Lean Six Sigma initiatives.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer (the “CEO”) and Vice President, Chief Financial Officer and Treasurer (the “CFO”), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2010 because of a material weakness in its internal control over financial reporting described below. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management of the Company, with the participation of its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

In light of the material weakness described below, the Company performed additional analysis and other post–closing procedures to ensure that the Company’s consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect the results for the quarter and nine months ended September 30, 2010. As a result, notwithstanding the material weakness discussed below, management concluded that the consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial position, results of operations and cash flows for the third quarter and nine months ended September 30, 2010.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The Company did not maintain effective internal controls over the preparation and review of journal entries at one of its facilities, and such control failure was also not detected by the monitoring controls related to the review of the facility’s reported operating results. Specifically, the controls did not operate effectively to ensure the complete, accurate, and timely recording of journal entries at this facility. These control deficiencies resulted in the misstatement of expedited freight costs and unvouchered inventory receipts, causing an understatement of cost of sales and current liabilities, which contributed to the revision of previously reported quarterly results for the second quarter of 2010 and the fourth quarter of 2009 included in the quarterly report on Form 10-Q for the period ended September 30, 2010. For further details see Footnote 2 to the condensed consolidated financial statements for the quarterly period ended September 30, 2010. These control deficiencies could result in a material misstatement of the accounts at this facility that would result in a material misstatement of the Company’s consolidated financial statements that would not be prevented or detected. Accordingly, management has concluded that these deficiencies represent a material weakness in internal control over financial reporting as of September 30, 2010.

Plan for Remediation of Material Weakness

Management has discussed this material weakness with the Audit Review Committee of its Board of Directors. To address the material weakness in internal controls, management will enhance its internal control over financial reporting as follows:

•

The Company will reinforce financial reporting policies and the facility will enhance procedures and processes involving journal entries and corresponding supporting documentation and the Company will reinforce existing controls and expectations regarding roles and responsibilities;

•	The Company will design and implement additional training programs to enhance the expertise of the finance function at the facility;

•	The facility finance team will change its monitoring practices concerning the review of monthly journal entries and reported financial results.

Management believes the remediation measures described above will remediate the identified control deficiencies and strengthen the facility’s internal control over financial reporting. As management continues to evaluate and work to enhance internal control over financial reporting, management may determine that additional measures must be taken to address these control deficiencies or may determine that it needs to modify or otherwise adjust the remediation measures described above. Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to management concluding that the controls are now effective.

Changes in Internal Control Over Financial Reporting

Except for the material weakness noted above, there have not been any changes in the Company’s internal control over financial reporting during the three months ended September 30, 2010 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, the Company is a defendant in certain litigation pending in the Vermont Superior Court with respect to personal injuries allegedly suffered by the plaintiff. The plaintiff has asserted claims against the Company in his personal capacity and as the alleged assignee of Stamp Tech, Inc. (“Stamp Tech”), a safety equipment supplier to the Company. On August 20, 2010, the Company filed a third party complaint against Stamp Tech asserting claims for breach of contract and negligence related to Stamp Tech’s installation of a safety device on the equipment that allegedly injured the plaintiff. The Company also claims that Stamp Tech is bound to defend and indemnify the Company for the plaintiff’s injuries. Stamp Tech filed an answer denying the Company’s claims on or about October 12, 2010. Discovery is in process and a trial ready date has been set for March, 2011.

Except as disclosed in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 30, 2010 and above, there is no update to the matters previously reported in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

From time to time, the Company and its subsidiaries are named parties in legal proceedings arising in the ordinary course of business. While the outcome of these proceedings cannot be predicted with certainty, management does not expect these matters to have a material adverse effect on the Company’s financial condition or results of operations.

Item 1A. Risk Factors

In addition to the other information included in this Quarterly Report on Form 10-Q in Part I, “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Concerning Factors That May Affect Future Results,” the reader should carefully review and consider the factors discussed in Part I, Item 1A - Risk Factors of Lydall’s Annual Report on Form 10-K for the year ended December 31, 2009, and the additional factors presented below. Any and all of these factors could materially affect the Company’s business, financial condition or future results of operations. The risks, uncertainties and other factors described in Lydall’s Annual Report on Form 10-K and below constitute all material risk factors known to management as of the date of this report.

•

Increased Demand Has Caused Increased Costs and Manufacturing Inefficiencies. The Company’s automotive business has experienced a dramatic increase in customer demand since the first quarter of 2010. This increase in demand for the Company’s fiber-based products at its North American facility has contributed to manufacturing inefficiencies and increased costs. These costs include: outsourcing certain raw material processing at a premium, abnormally high labor and overtime costs, material usage inefficiencies and excessive scrap on production lines, and significant freight expediting and inspection costs. Increased demand could continue to cause manufacturing inefficiencies and adversely affect the gross margin and operating income of the business.

•

Failure to Meet Demand Could Result in Contract Penalties and Other Customer Claims. The Company may be unable to satisfy the demand for its fiber-based products at the North American automotive facility, including on time delivery requirements, due to limited capacity. Such inability to meet demand could result in customer claims and contract penalties if, for example, late deliveries cause a customer’s production line to slow down or stop. Further, product quality could be impaired by the Company’s efforts to rapidly ramp up production to satisfy the dramatic increase in demand.

•

Failure to Meet Demand Could Impair the Company’s Supplier Ratings with Customers and Jeopardize Future Business. The Company’s relations with the automotive OEMs and its status as an approved supplier to the automotive OEMs could be impaired should the Company fail to satisfy current and expected demand and/or incur product quality issues, which could impact the Company’s ability to quote on new business.

•

The Company May Not Realize Anticipated Benefits of Capital Investments. In order to respond to the increased demand for the Company’s fiber-based automotive products, the Company has made investments in capital equipment such as presses and molds. For example, the Company is gearing up additional production lines at its North American automotive facility to meet demand. Future performance could be impacted by the inability of the Company to realize the expected benefits from these and other capital equipment investments.

•	The Company’s Cash Position May Be Negatively Impacted By Capital Investments. The Company’s need to fund capital expenses to meet increased demand could negatively affect the Company’s cash position.

•

Executive Turnover Could Impair Business Results. The departure of several senior managers at the Company’s automotive business, including the President of Lydall Thermal/Acoustical, Inc., and the Vice President of Operations of Lydall Thermal/Acoustical, Inc., may negatively impact the segment’s operations and customer relations. The Company may not be entirely successful in smoothly transitioning these roles and, as a consequence, operating efficiencies and customer relations may be negatively impacted.

•

The Company May Not Be Able To Access Its Domestic Credit Facility. The Company may not be able to satisfy covenants and other obligations under its Domestic Credit Facility, which could limit or prohibit completely Lydall’s ability to borrow funds necessary to fund operations under the Domestic Credit Facility.

•

The Company’s Cash From Operations May Not Be Sufficient To Fund Its Operating Requirements. The Company’s consolidated cash balance has decreased due to capital equipment and inventory investments in response to changing market conditions and increased demand for the Company’s products. Depending on the Company’s ability to manage working capital and the level of future profitability, the Company’s cash position could further erode.

•	The Company’s Ability to Accurately Report its Financial Results may be Adversely Affected by the Lack of Effective Internal Controls and Procedures. In connection with the preparation and filing of this report, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of September 30, 2010, because of a material weakness in its internal control over financial reporting described in Item 4 of this report. Although the Company began the process of implementing additional controls and procedures in the financial reporting process during the fourth quarter of 2010, certain controls and procedures intended to address the identified material weakness have not had a sufficient period of time to operate for management to conclude that they are operating effectively. Until management has been able to test the operating effectiveness of remediated internal controls and to ensure the effectiveness of the Company’s disclosure controls and procedures, the material weakness may materially adversely affect the Company’s ability to report accurately its financial condition, results of operations, and cash flows in the future in a timely and reliable manner.

•

Demand For the Products of the Company’s Lydall’s Affinity Business Could Dramatically Decline. The Company’s Affinity business, which provides capital equipment for the semiconductor and other industries, has experienced a dramatic increase in customer demand. In addition to risks inherent in responding to and meeting such an increase in demand, the Affinity business is subject to and affected by dramatic swings in demand in the semiconductor industry, which is historically cyclical. As a result, it is possible that demand for Affinity products could dramatically decrease in the future.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The Company’s Domestic Credit Facility, entered into on March 11, 2009, restricts the Company’s ability to repurchase common stock of the Company and pay dividends, subject to certain stated exceptions. Four hundred and six (406) shares of the Company’s common stock were withheld upon vesting of an employee’s restricted stock grant to satisfy tax liabilities of the employee and were returned to treasury stock.

Should the Company have the ability to engage in repurchase activity in the future, the Company would take advantage of the safe harbor protections afforded by Rule 10b-18 promulgated under the Exchange Act, to engage in future repurchase activity in accordance with the provisions of the Exchange Act.

Item 6. Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

10.1	Amendment No. 1 to Employment Agreement with Joseph K. Wilsted dated October 22, 2010, filed herewith.

10.2	Amendment No. 1 to Employment Agreement with Kevin T. Longe dated March 18, 2010, filed herewith.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, furnished herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, furnished herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

November 5, 2010	By:	/s/ James V. Laughlan
James V. Laughlan
Principal Accounting Officer and Controller
(On behalf of the Registrant and as Principal Accounting Officer)

LYDALL, INC.

Index to Exhibits

Exhibit Number

3.1	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

10.1	Amendment No. 1 to Employment Agreement with Joseph K. Wilsted dated October 22, 2010, filed herewith.

10.2	Amendment No. 1 to Employment Agreement with Kevin T. Longe dated March 18, 2010, filed herewith.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, furnished herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, furnished herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.