Form 10-Q
period 2011-03-31
LYDALL INC /DE/
filed 2011-05-02
CIK 60977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $.10 par value per share.
Total Shares outstanding April 22, 2011	17,154,780

LYDALL, INC.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

	Quarter Ended March 31,
	2011	2010
	(Unaudited)
Net sales	$108,110	$75,579
Cost of sales	88,918	61,573
Gross profit	19,192	14,006
Selling, product development and administrative expenses	14,676	14,675
Gain on sale of product line	(405)	-
Operating income (loss)	4,921	(669)
Interest expense	210	220
Other expense (income), net	39	(102)
Income (loss) before income taxes	4,672	(787)
Income tax expense (benefit)	1,729	(316)
Net income (loss)	$2,943	$(471)
Earnings (loss) per share:
Basic	$.18	$(.03)
Diluted	$.17	$(.03)
Weighted average number of common shares outstanding:
Basic	16,735	16,651
Diluted	16,838	16,651

See accompanying Notes to Condensed Consolidated Financial Statements.

  LYDALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,304	$24,988
Accounts receivable, net	63,480	47,080
Inventories, net	36,991	37,444
Taxes receivable	1,676	1,867
Prepaid expenses and other current assets, net	6,523	4,652
Total current assets	130,974	116,031
Property, plant and equipment, at cost	252,214	246,460
Accumulated depreciation	(164,401)	(158,224)
Net, property, plant and equipment	87,813	88,236
Goodwill and other intangible assets	24,475	24,094
Other assets, net	3,098	3,527
Total assets	$246,360	$231,888
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,607	$1,496
Accounts payable	37,628	33,963
Accrued payroll and other compensation	10,366	9,022
Accrued taxes	5,066	3,113
Other accrued liabilities	4,736	5,077
Total current liabilities	59,403	52,671
Long-term debt	3,206	3,392
Deferred tax liabilities	6,133	5,360
Pension and other long-term liabilities	14,699	15,010

Stockholders’ equity:
Preferred stock	—	—
Common stock	2,363	2,364
Capital in excess of par value	55,178	54,799
Retained earnings	174,765	171,822
Accumulated other comprehensive loss	(4,187)	(8,330)
Treasury stock, at cost	(65,200)	(65,200)
Total stockholders’ equity	162,919	155,455
Total liabilities and stockholders’ equity	$246,360	$231,888

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Quarter Ended March 31,
	2011	2010
	(Unaudited)
Cash flows from operating activities:
Net income (loss)	$2,943	$(471)
Adjustments to reconcile net income (loss) to net cash (used for) provided by operating activities:
Gain on sale of product line	(405)	-
Depreciation and amortization	3,646	3,655
Amortization of debt issuance costs	101	101
Deferred income taxes	532	(541)
Stock based compensation	420	359
Loss on disposition of property, plant and equipment	2	30
Changes in operating assets and liabilities:
Accounts receivable	(15,163)	(8,680)
Inventories	1,279	(5,204)
Accounts payable	2,952	5,635
Accrued payroll and other compensation	1,041	2,644
Accrued taxes	1,769	752
Other, net	(1,222)	1,783
Net cash (used for) provided by operating activities	(2,105)	63

Cash flows from investing activities:
Receipt from acquisition net assets adjustment	-	276
Capital expenditures	(1,552)	(1,780)
Reimbursement of cash from leasing company	613	-
Net cash used for investing activities	(939)	(1,504)
Cash flows from financing activities:
Debt repayments	(357)	(342)
Common stock issued	22	8
Net cash used for financing activities	(335)	(334)
Effect of exchange rate changes on cash	695	(700)
Decrease in cash and cash equivalents	(2,684)	(2,475)
Cash and cash equivalents at beginning of period	24,988	22,721
Cash and cash equivalents at end of period	$22,304	$20,246

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statement Presentation

Lydall, Inc. and its subsidiaries (the “Company” or “Lydall”) design and manufacture specialty engineered filtration media, industrial thermal insulating solutions, automotive thermal and acoustical barriers, temperature-control equipment, medical filtration media and devices and biopharmaceutical processing components for thermal/acoustical, filtration/separation, and bio/medical applications.

The accompanying condensed consolidated financial statements include the accounts of Lydall, Inc. and its subsidiaries.  All financial information is unaudited for the interim periods reported.  All significant intercompany transactions have been eliminated in the condensed consolidated financial statements.  The condensed consolidated financial statements have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s annual financial statements for the year ended December 31, 2010.  The year-end condensed consolidated balance sheet was derived from the December 31, 2010 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  Management believes that all adjustments, which include only normal recurring adjustments necessary to fairly present the Company’s consolidated financial position, results of operations and cash flows for the periods reported, have been included. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.   Certain prior year amounts have been reclassified to be consistent with the current quarter presentation.

2. Inventories

Inventories as of March 31, 2011 and December 31, 2010 were as follows:

In thousands	March 31, 2011	December 31, 2010
Raw materials	$16,953	$15,587
Work in process	8,609	11,759
Finished goods	11,678	10,758
	37,240	38,104
Less: Progress billings	(249)	(660)
Total inventories	$36,991	$37,444

Included in work in process is gross tooling inventory of $2.8 million and $7.1 million at March 31, 2011 and December 31, 2010, respectively.  Tooling inventory, net of progress billings, was $2.6 million and $6.4 million at March 31, 2011 and December 2010, respectively.

3. Long-term Debt and Financing Arrangements

As of March 31, 2011 and December 31, 2010, the majority of debt outstanding was capital lease obligations.  As of March 31, 2011 and December 31, 2010, the Company had no borrowings outstanding under its $35 million senior secured domestic credit facility, or any foreign subsidiary credit arrangement, other than letters of credit.

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

Interest is charged on borrowings at the Company’s option of either: (i) the Prime Rate plus an Applicable Margin or (ii) the Eurodollar Rate plus an Applicable Margin.  The Prime Rate is a fluctuating rate equal to the higher of the financial institution’s prime rate or the federal funds rate plus 50 basis points.  The Eurodollar Rate is a fluctuating LIBOR rate offered for deposits in U.S. dollars.  The Applicable Margin added to the Prime Rate ranges from 125 basis points to 175 basis points and the Applicable Margin added to the Eurodollar Rate ranges from 425 basis points to 475 basis points depending on the type of collateral that supports the outstanding borrowings.  The Company also pays 50 basis points per annum on the average daily unused portion of the Domestic Credit Facility and 425 basis points per annum on the daily outstanding balance of letters of credit.

The loan agreement governing the Domestic Credit Facility contains a number of affirmative and negative covenants, including financial covenants.  Among others, at all times the Company and its domestic subsidiaries must maintain Excess Availability, as defined in the loan agreement, of not less than $5.0 million. If the borrowings under the Domestic Credit Facility exceed $5.0 million, or Excess Availability under the Domestic Credit Facility is less than $12.5 million, the Company is required to meet a minimum fixed charge coverage ratio.  The fixed charge coverage ratio requires that, at the end of any month, the ratio of consolidated EBITDA, as defined in the loan agreement, to fixed charges may not be less than 1 to 1 for the immediately preceding 12 month period. At no time during the quarter ended March 31, 2011 did borrowings under the Domestic Credit Facility exceed $5.0 million or was Excess Availability less than $12.5 million, therefore, the Company was not subject to the fixed charge coverage ratio.

The Company expects to fund its operating cash requirements from existing cash balances, cash generated by operations, and through borrowings, if needed, under its Domestic Credit Facility and foreign credit facilities.  As of April 30, 2011, the Company had availability of approximately $20.0 million under the Domestic Credit Facility. The Company’s foreign subsidiaries had various credit arrangements with banks totaling €7.0 million (approximately $10.0 million) with €5.7 million (approximately $8.1 million) available for borrowings, primarily restricted to borrowings at the respective foreign subsidiary.

4. Equity Compensation Plans

As of March 31, 2011, the Company had two stock option plans – the 1992 Stock Incentive Compensation Plan (“1992 Plan”) and the 2003 Stock Incentive Compensation Plan (“2003 Plan”), collectively, the “Plans,” under which incentive and non-qualified stock options and time and performance based restricted shares have been granted to employees and outside directors from authorized but unissued shares of common stock or treasury shares.  The 1992 Plan expired in May 2002; however, the 1992 Plan continues to govern all outstanding awards under that plan until the awards themselves are exercised or terminate in accordance with their terms.  The 2003 Plan authorized 2.5 million share options and restricted shares for employees and outside directors.

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

The Company incurred compensation expense of $0.4 million for the quarters ended March 31, 2011 and March 31, 2010, for all stock-based compensation plans, including restricted stock awards. No compensation costs were capitalized as part of inventory.

Stock Options

The following table is a summary of option activity of the Company’s plans during the quarter ended March 31, 2011:

In thousands except per share amounts and years	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	907	$8.62
Granted	—	$—
Exercised	(4)	$5.13
Forfeited/Cancelled	(19)	$8.22
Outstanding at March 31, 2011	884	$8.65	6.3	$1,040
Options exercisable at March 31, 2011	517	$9.64	4.5	$347

There were no options granted during the quarters ended March 31, 2011 and 2010.  There were minimal options exercised during the quarters ended March 31, 2011 and 2010.  At March 31, 2011, the total unrecognized compensation cost related to unvested stock option awards was approximately $1.0 million, with a weighted average expected amortization period of 3.0 years.

Restricted Stock

At March 31, 2011, the total unrecognized compensation cost related to unvested restricted stock awards was approximately $1.9 million, with a weighted average expected amortization period of 2.6 years.  The following is a summary of the status of the Company’s unvested restricted shares as of March 31, 2011:

In thousands except per share amounts	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2010	430	$6.27
Granted	22	$5.54
Vested	—	$—
Forfeited	(34)	$5.57
Unvested at March 31, 2011	418	$6.29

5. Employer Sponsored Benefit Plans

As of March 31, 2011, the Company maintains one defined benefit pension plan that covers the majority of domestic Lydall employees.  The pension plan is noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in the plan.  The Company’s domestic pension plan is closed to new employees and benefits are no longer accruing under the pension plan.  The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes.  The Company expects to contribute approximately $2.5 million in cash to its defined benefit pension plan in 2011.  Contributions of $0.4 million were made during the first quarter of 2011.  Contributions were minimal during the first quarter of 2010.

The following is a summary of the components of net periodic benefit cost for the quarters ended March 31, 2011 and 2010:

	Quarter Ended
	March 31,
In thousands	2011	2010
Components of net periodic benefit cost:
Interest cost	$646	$642
Expected return on assets	(662)	(583)
Amortization of actuarial loss	140	145
Net periodic benefit cost	$124	$204

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

In assessing the need for reserves for uncertainties in income taxes recognized, a significant number of estimates and judgments must be made by the Company.  The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.4 million as of March 31, 2011.  There have been no significant changes to this amount during the quarter ended March 31, 2011.

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

7. Comprehensive Income

Comprehensive income (loss) for the periods ended March 31, 2011 and 2010 was as follows:

	Quarter Ended
	March 31,
In thousands	2011	2010
Net income (loss)	$2,943	$(471)
Changes in accumulated other comprehensive income (loss):
Foreign currency translation adjustments	4,059	(4,507)
Pension liability adjustment, net of tax	84	90
Unrealized loss on derivative instruments, net of tax	-	(14)
Total comprehensive income (loss)	$7,086	$(4,902)

8. Earnings Per Share

For the three months ended March 31, 2011 and 2010, basic earnings (loss) per share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method as long as their effect is not anti-dilutive.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	Quarter Ended
	March 31,
In thousands	2011	2010
Basic average common shares outstanding	16,735	16,651
Effect of dilutive options and restricted stock awards	103	-
Diluted average common shares outstanding	16,838	16,651

For the quarters ended March 31, 2011 and March 31, 2010, stock options and restricted stock awards for 1.0 million and 1.1 million shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were anti-dilutive.

Additionally, for the three months ended March 31, 2010, the dilutive effect of stock options and restricted stock grants of approximately 0.1 million shares were not included in the computation of diluted loss per share as the net loss position would have made their effect anti-dilutive.

9. Segment Information

The Company’s reportable segments are Performance Materials and Thermal/Acoustical.  The Performance Materials segment reports results of Industrial Filtration; Life Sciences Filtration; and Industrial Thermal Insulation products.  The Thermal/Acoustical segment reports the results of the Company’s automotive products.  All other businesses are aggregated in Other Products and Services (“OPS”).  OPS comprises the Life Sciences Vital Fluids business and Affinity® temperature control equipment business (“Affinity”).

Performance Materials Segment

The Performance Materials segment includes filtration media solutions for air, fluid power, and industrial applications (“Industrial Filtration”), air and liquid life science applications (“Life Sciences Filtration”), and industrial thermal insulation solutions for building products, appliances, and energy and industrial markets (“Industrial Thermal Insulation”).

Industrial Filtration products include LydAir® MG (Micro-Glass) Air Filtration Media, LydAir® MB (Melt Blown) Air Filtration Media, LydAir® SC (Synthetic Composite) Air Filtration Media, and Arioso™ Membrane Composite Media. These products constitute the critical media component of clean-air systems for applications in clean-space, commercial, industrial and residential HVAC, power generation, and industrial processes.  Lydall has leveraged its extensive technical expertise and applications knowledge into a suite of media products covering the vast liquid filtration landscape across the engine and industrial fields. The LyPore® Liquid Filtration Media and activated carbon containing ActiPure® Filtration Media series address a variety of application needs in fluid power including hydraulic filters, air-water and air-oil coalescing, industrial fluid processes, diesel filtration and fuel filtration.

Life Sciences Filtration products  include the LyPore® and ActiPure® Filtration Media developed to meet the requirements of  life science applications including Biopharmaceutical pre-filtration and clarification, diagnostic and analytical testing, respiratory protection, medical air filtration, drinking water filtration and high purity process filtration such as that found in food and beverage and medical applications.  Lydall also offers Solupor® Membrane specialty microporous membranes that are utilized in various markets and applications including air and liquid filtration and transdermal drug delivery.  Solupor® membranes are based on ultra-high molecular weight polyethylene and incorporate an uncommon combination of mechanical strength, chemical inertness, and high porosity in a unique open structure.

Industrial Thermal Insulation products are high performance nonwoven veils, papers, mats and specialty composites for the building products, appliance, and energy and industrial markets. The Manniglas® Thermal Insulation brand is diverse in its product application ranging from high temperature seals and gaskets in ovens and ranges to specialty veils for HVAC and cavity wall insulation. appLY®  (Mat) Needled Glass Mats have been developed to expand Lydall’s high temperature technology portfolio for broad application into the appliance market and supplements the Lytherm®  Insulation Media product brand, traditionally utilized in the industrial market for kilns and furnaces used in metal processing. Lydall’s Cryotherm® Super-Insulating Media, CRS-Wrap® Super-Insulating Media and Cryo-LiteTM Cryogenic Insulation products are industry standards for state-of-the-art cryogenic insulation designs used by manufacturers of cryogenic equipment for liquid gas storage, piping, and transportation.

Thermal/Acoustical Segment

The Thermal/Acoustical segment offers a full line of innovative engineered products to assist in noise and heat abatement within the transportation sector.  Lydall products are found in the interior (dash insulators), underbody (fuel tank, exhaust) and under hood (engine compartment) of cars, trucks, SUV’s, heavy duty trucks and recreational vehicles.  Lydall’s patented products include ZeroClearance®, AMS®, Flexshield® and dBCore® comprising of organic and inorganic fiber composites (fiber parts) as well as metal combinations (metal parts).

Other Products and Services

The Life Sciences Vital Fluids business offers specialty products for blood filtration devices, blood transfusion single use containers and bioprocessing single-use containers and products for containment of media, buffers and bulk intermediates used in biotech, pharmaceutical and diagnostic reagent manufacturing processes.

The Affinity business designs and manufactures high precision, specialty engineered temperature-control equipment for semiconductor, pharmaceutical, life sciences and industrial applications.

The tables below presents net sales and operating income (loss) by segment for the quarters ended March 31, 2011 and 2010, and also a reconciliation of total segment net sales and operating income (loss) to total consolidated net sales and operating income (loss).

	Quarter Ended March 31,
In thousands	2011	2010
Performance Materials:
Industrial Filtration	$20,471	$15,844
Industrial Thermal Insulation	11,952	8,789
Life Sciences Filtration	4,046	2,519
Performance Materials Segment net sales	$36,469	$27,152
Thermal/Acoustical:
Metal parts	$35,513	$25,570
Fiber parts	19,264	9,946
Tooling	7,194	5,021
Thermal/Acoustical Segment net sales	$61,971	$40,537
Other Products and Services:
Life Sciences Vital Fluids	$3,768	$4,150
Affinity	6,437	4,138
Other Products and Services net sales	$10,205	$8,288
Eliminations and Other	(535)	(398)
Consolidated Net Sales	$108,110	$75,579

Operating Income (Loss) by Segment:
	Quarter Ended March 31,
In thousands	2011	2010
Performance Materials	$6,297	$2,003
Thermal/Acoustical	2,186	1,358
Other Products and Services
Life Sciences Vital Fluids	(285)	180
Affinity	381	(24)
Corporate Office Expenses	(3,658)	(4,186)
Consolidated Operating Income (Loss)	$4,921	$(669)

10. Commitments and Contingencies

In the first quarter of 2011, the Company entered into three operating leases for manufacturing equipment at its North American automotive facility included in the Thermal/Acoustical segment.  The estimated future minimum payments for this equipment are $3.2 million through the first quarter of 2018, or annual payments of approximately $0.4 million to $0.5 million.

A suit was filed against a subsidiary of the Company on March 31, 2005, in the Vermont Superior Court by Stamp Tech, a safety equipment supplier (“Equipment Supplier”), by and through its alleged assignee, a non-employee temporary worker, with respect to personal injuries allegedly suffered by the alleged assignee.  The plaintiff alleges that the Company subsidiary removed safety equipment that would have prevented the injury.  The Vermont Superior Court granted two motions for partial summary judgment filed by the Company.  In December 2007, the plaintiff appealed to the Vermont Supreme Court.  The Vermont Supreme Court issued an order on September 4, 2009, overturning the lower Court’s grant of summary judgment in the Company’s favor and remanding the case back to the Superior Court for further proceedings.  On August 20, 2010, the Company filed a third party complaint against the Equipment Supplier asserting claims for breach of contract and negligence related to the Equipment Supplier’s installation of a safety device on the equipment that allegedly injured the plaintiff.  The Company also claims that the Equipment Supplier is bound to defend and indemnify the Company for the plaintiff’s injuries.  The Equipment Supplier filed an answer denying the Company’s claims on or about October 12, 2010 and a Motion to Dismiss the Company’s Third Party Complaint on January 12, 2011.  The Company has objected to the Equipment Supplier’s Motion to Dismiss and filed a motion to add the Equipment Supplier as the real party in interest.  These motions are currently pending.  A trial ready date had been set for March, 2011. In the meantime, the parties have agreed to conduct a mediation that is currently scheduled for May 9, 2011.

The Company believes that it has meritorious defenses to the above claim and intends to contest it vigorously.  While it is not possible to predict or determine the outcome of this claim or to provide possible ranges of losses that may arise, the Company believes the losses associated with this claim will not have a material adverse effect on the Company’s consolidated financial position or liquidity, but could possibly be material to its consolidated results of operations of any one period.  As of March 31, 2011, there were no reserves recorded by the Company related to this claim because the Company believes a loss is not probable as the claim is without merit.

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

11. Recently Issued Accounting Standards

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements.  This guidance requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements.  This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010.  The adoption of this guidance has not had and is not expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E.  All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current expectations and assumptions relating to the Company’s business, the economy and other future conditions.  Forward-looking statements generally can be identified through the use of the words “believes,” “anticipates,” “may,” “plans,” “projects,” “expects,” “estimates,” “forecasts,” “predicts,” “targets,” and other similar expressions in connection with the discussion of future operating or financial performance.  Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict.  Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements.  Investors, therefore, are cautioned against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Forward-looking statements in this Quarterly Report on Form 10-Q include, among others, statements relating to:

•	Overall economic and business conditions and the effects of the Japanese natural disaster on the Company’s markets;
•	Business strategies, synergies, or operating efficiencies, such as manufacturing inefficiencies at the Company’s North American automotive facility;
•	The ability of the Company to improve gross margins of fiber-based products at its North American automotive facility;
•	Expected automobile production in the North American or European automotive markets;
•	The cost and availability of raw materials and energy and ability to pass through to customers increases in such costs;
•	Benefits realized from savings and operating efficiency improvements as a result of Lean Six Sigma and operational excellence initiatives;
•	Future amounts of stock-based compensation expense;
•	Pension plan funding requirements;
•	Future levels of capital spending;
•	The Company’s ability to meet cash operating requirements;
•	The Company’s ability to meet financial covenants in its domestic credit facility;
•	The Company’s ability to remediate identified control deficiencies over financial reporting;
•	Future effective income tax rates and realization of deferred tax assets;
•	Estimates of fair values of reporting units and long-lived assets used in assessing goodwill and long-lived assets for possible impairment;
•	The expected outcomes of contingencies; and
•	The ability to complete future strategic transactions.

All forward-looking statements are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements.  See identified risks discussed in Part I, Item 1A - Risk Factors of Lydall’s Annual Report on Form 10-K for the year ended December 31, 2010 and Part 2, Item 1A – Risk Factors of this quarterly report on Form 10-Q.  The occurrence of one or more of these risks, or other unidentified risks, could cause Lydall’s actual results to vary materially from recent results or from the anticipated future results.

Lydall does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company.

OVERVIEW AND OUTLOOK

Business

Lydall, Inc. and its subsidiaries (collectively, the “Company” or “Lydall”) design and manufacture specialty engineered filtration media, industrial thermal insulating solutions, medical filtration media and devices and biopharmaceutical processing components, automotive thermal and acoustical barriers and temperature-control equipment, for thermal/acoustical, filtration/separation and bio/medical applications.  Lydall principally conducts its business through two reportable segments: Performance Materials and Thermal/Acoustical with sales globally.

The Performance Materials segment includes filtration media solutions for air, fluid power, and industrial applications (“Industrial Filtration”), air and liquid life science applications (“Life Sciences Filtration”), and industrial thermal insulation solutions for building products, appliances, and energy and industrial markets (“Industrial Thermal Insulation”).

The Thermal/Acoustical segment offers a full line of innovative engineered products to assist in noise and heat abatement within the transportation sector.  Lydall products are found in the interior (dash insulators), underbody (fuel tank, exhaust) and under hood (engine compartment) of cars, trucks, SUV’s, heavy duty trucks and recreational vehicles.  Lydall’s patented products include organic and inorganic fiber composites (fiber parts) as well as metal combinations (metal parts).

Included in Other Products and Services (“OPS”) are the Life Sciences Vital Fluids business and the Affinity® temperature control equipment (“Affinity”) business.  Life Sciences Vital Fluids offers specialty products for blood filtration devices, blood transfusion single-use containers and bioprocessing single-use containers and products for containment of media, buffers and bulk intermediates used in biotech, pharmaceutical and diagnostic reagent manufacturing processes.  The Affinity business designs and manufactures high precision, specialty engineered temperature-control equipment for semiconductor, pharmaceutical, life sciences and industrial applications.

First Quarter 2011 Highlights

Below are financial highlights comparing Lydall’s first quarter 2011 results to its first quarter 2010 results:

•	Consolidated net sales increased by $32.5 million, or 43.0%, to a record quarterly amount of $108.1 million;
o	Foreign currency translation had an immaterial impact on net sales growth;
•	Segment net sales increased as follows:
o	Performance Materials segment increased by $9.3 million, or 34.3%;
o	Thermal/Acoustical segment increased by $21.4 million, or 52.9%;
o	Other Products and Services increased by $1.9 million, or 23.1%;
•	Gross margin percentage decreased to 17.8% compared to 18.5% primarily due to negative gross profit on fiber parts in the Thermal/Acoustical segment;
•	Consolidated operating income was $4.9 million, compared to an operating loss of $(0.7) million;
o	Performance Materials segment reported operating income of $6.3 million, compared to operating income of $2.0 million;
o	Thermal/Acoustical segment reported operating income of $2.2 million, compared to operating income of $1.4 million;
o	OPS reported operating income of $0.1 million, compared to operating income of $0.2 million;
o	Corporate office expenses were $3.7 million, compared with $4.2 million;
•	Pretax income was $4.7 million, compared to pretax loss of $(0.8) million;
•	Net income was $2.9 million, or $.17 per share, compared to a net loss of $(0.5) million, or $(.03) per share;
•	Cash used by operations was $(2.1) million compared to cash provided by operations of $0.1 million.

Operational and Financial Overview

The Company reported first quarter 2011 net sales of $108.1 million, a record quarterly amount, reflecting an increase of $32.5 million, or 43.0%, compared to the first quarter of 2010.  The 2010 trend in increased demand for the Company’s products in most of the markets served continued in the first quarter of 2011, as net sales increased by $12.3 million, or 12.9% from the fourth quarter of 2010, which itself had record net sales.  The Company is also benefiting from increased market share in many of the markets served by its products.  The Company reported operating income of $4.9 million, or 4.6% of net sales, compared to an operating loss of $(0.7) million in the first quarter of 2010.  This improved performance was primarily driven by the operating results of the Performance Material segment, which reported operating income of $6.3 million, or 17.3% of net sales, compared to operating income of $2.0 million, or 7.4% of net sales in the first quarter of 2010.  The Thermal/Acoustical segment reported operating income of $2.2 million, or 3.5% of net sales, compared to operating income of $1.4 million, or 3.4% of net sales in the first quarter of 2010.  While improvements continued to be made in the gross profit of fiber parts at the North American automotive facility (“NA Auto”), the operating results of this segment were adversely impacted by the negative gross profit generated by fiber parts in the first quarter of 2011, compared to the first quarter of 2010 when fiber parts generated a positive gross profit.  While consolidated net sales improved by 43% in the first quarter of 2011, compared to the first quarter of 2010, consolidated selling, product development and administrative expenses remained at amounts consistent with the first quarter of 2010, resulting in a reduction of 580 basis points as a percentage of net sales.

Performance Materials Segment

The Performance Materials segment reported record net sales of $36.5 million in the first quarter of 2011, which represented an increase of 34.3% from the first quarter of 2010, and operating income of $6.3 million, or 17.3% of net sales.  Gross margin percentage and operating income percentage of net sales both increased primarily as a result of improved absorption of fixed costs from higher volumes of net sales of Industrial Filtration and Industrial Thermal Insulation products and, to a lesser extent, Life Sciences Filtration products.  Backlog at March 31, 2011 was greater than amounts as of December 31, 2010.  The Company has been monitoring the impact of the Japanese natural disaster on its customers and the Company’s supply chain.  The Company has not been materially impacted by a reduction or delay in orders from customers or disruptions in the Company’s ability to procure raw materials, but there is no assurance that a broader supply chain disruption for customers or the Company would not negatively impact the Company’s future financial results.

Looking forward, the Company continues to believe that there are growth opportunities in the markets served through new product development and strategic transactions.

Thermal/Acoustical Segment

The Thermal/Acoustical segment reported record net sales of $62.0 million in the first quarter of 2011, an increase of 52.9% from the first quarter of 2010.  This increase was driven by higher consumer demand of automobiles on Lydall’s existing platforms, as well as from sales of parts on new platforms awarded to the Company. Segment net sales were approximately 57% of the Company’s consolidated net sales in the first quarter of 2011, compared to approximately 54% of net sales in the first quarter of 2010.

According to a published automotive market forecasting service, production of cars and light trucks in North America and Europe in the first quarter of 2011 increased by approximately 9%, or 0.7 million vehicles, compared to the first quarter of 2010, indicating that the Thermal/Acoustical segment increased market share through the introduction of new products and growth of the automotive platforms served.  The same service predicts that production of cars and light trucks in North America and Europe for 2011 will grow in the range of 4% - 6% compared to 2010.  Backlog at March 31, 2011 was greater than amounts as of December 31, 2010.  The Company is monitoring the impact of the Japanese natural disaster on Lydall’s customers, who have experienced some shortages of parts and supplies from other automotive suppliers, resulting in certain instances of delayed production and temporary shut-downs by OEMs.  The Company has not been significantly impacted by delays or cancellation of part orders from OEMs or by disruption in its supply chain, but there is no assurance that a broader automotive OEM supply chain disruption would not negatively impact the Company’s future financial results.  Also, possible economic instability from this natural disaster, or other factors, could negatively impact consumer confidence and spending, which could have a negative impact on the volume of orders from OEMs in the future.

During the first quarter of 2011 and continuing into the second quarter of 2011, the Thermal/Acoustical segment is experiencing higher raw material costs, specifically aluminum and fiber.  While the Company is able to pass through some of its incremental aluminum costs to its OEM customers, the timing of customer pricing increases typically lags increases in raw material costs.  The Company does not have similar pass through arrangements for fiber-based products and, as a result, bears the negative impact of increases in fiber costs.

The Thermal/Acoustical segment reported operating income in the first quarter of 2011 of $2.2 million compared to operating income of $1.4 million in the first quarter of 2010.  Beginning late in the second quarter of 2010, the segment was impacted by negative gross profit from the fiber parts of the NA Auto facility.  The Company estimates that the operating results for the segment in the first quarter of 2011 included negative gross profit of $(0.4) million on $19.3 million of fiber parts net sales from the NA Auto facility, an improvement from the fourth quarter of 2010 when fiber parts net sales of $12.7 million generated an estimated negative gross profit of $(1.2) million.  While the Company has undertaken a comprehensive improvement plan to improve the financial results, the expected benefit of these actions has not yet been completely realized.

Liquidity

At March 31, 2011, the Company had a cash balance of $22.3 million and no borrowings under any credit facility.  The Company expects to fund its operating cash requirements from existing cash balances, cash generated by operations and from available borrowings, as needed, under its domestic credit facility and foreign credit facilities.  At April 30, 2011, the Company had availability of approximately $20.0 million under its Domestic Credit Facility and various credit arrangements with foreign banks totaling €7.0 million (approximately $10.0 million) with €5.7 million (approximately $8.1 million) available for borrowings, primarily restricted to borrowings at the respective foreign subsidiary.

Results of Operations

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three-month periods ended March 31, 2011 (Q1-11) and March 31, 2010 (Q1-10).

Net Sales

In thousands	Quarter Ended
	Q1-11	Q1-10	Percent Change
Net sales	$108,110	$75,579	43.0%

The increase in the first quarter 2011 net sales of $32.5 million, or 43.0%, compared with the first quarter of 2010, was primarily attributable to higher sales volumes from the Thermal/Acoustical segment of $21.4 million, or 52.9%, and the Performance Materials segment of $9.3 million, or 34.3%.  Net sales of OPS increased by $1.9 million, or 23.1%, including an increase of $2.3 million from the Affinity business, partially offset by a $0.4 million decrease from the Life Sciences Vital Fluids business.  Foreign currency translation had a minimal impact in the current quarter compared to the first quarter of 2010.

Gross Profit

In thousands	Quarter Ended
	Q1-11	Q1-10	Percent Change
Gross profit	$19,192	$14,006	37.0%
Percentage of sales	17.8%	18.5%

The Performance Materials segment reported a 550 basis point gross margin improvement in the first quarter of 2011, compared to the same quarter of 2010, primarily as a result of significantly higher net sales and the resulting improved absorption of fixed costs.  The Affinity business also reported improved gross margin percentage due to improved absorption of fixed costs from higher net sales.  More than offsetting those improvements in gross margin percentage were reductions from the Thermal/Acoustical segment and, to a lesser extent, the Life Sciences Vital Fluids business included in OPS.  Thermal/Acoustical segment gross margin percentage decreased due to an estimated negative gross profit of $(0.4) million on $19.3 million of fiber parts net sales in the first quarter of 2011, compared to the first quarter of 2010 when fiber parts generated a positive gross profit.  The reduction in Life Sciences Vital Fluids gross margin percentage was primarily due to a reduction in net sales and higher fixed overhead costs in the first quarter of 2011 compared to the first quarter of 2010.

Selling, Product Development and Administrative Expenses

In thousands	Quarter Ended
	Q1-11	Q1-10	Percent Change
Selling, product development and administrative expenses	$14,676	$14,675	-%
Percentage of net sales	13.6%	19.4%

While net sales increased by $32.5 million, or 43.0%, in the first quarter of 2011, compared to the first quarter of 2010, selling, product development and administrative expenses were essentially the same in both periods.  During the first quarter of 2011, salaries and wages, research and development trials and sales commission expenses each increased by $0.3 million, while incentive compensation expense increased by $0.2 million compared to the first quarter of 2010.  These increases were offset by lower legal expenses of $0.9 million and severance related charges of $0.5 million compared to the first quarter of 2010.  Higher legal expenses in the first quarter of 2010 were primarily related to litigation and settlement costs with a former employee.

Divestiture

In thousands	Quarter Ended
	Q1-11	Q1-10	Percent Change
Gain on sale of product line	$405	$-	-%

On June 30, 2010, the Company divested its electrical papers product line business for total consideration of $5.8 million, of which $4.8 million was paid on June 30, 2010.  This transaction contained multiple deliverables, some of which were delivered on June 30, 2010, while others have been and will continue to be delivered in subsequent periods.  As part of the sale transaction, the Company entered into a Manufacturing Agreement and a License Agreement with the buyer.  Under the Manufacturing Agreement, the Company is obligated to manufacture and sell electrical paper products to the buyer for a two-year period.  Pursuant to the License Agreement, a separate unit of accounting, the Company granted the buyer the right to use certain process technology and agreed to provide certain services to the buyer to facilitate the transfer of know-how for the manufacture of electrical paper products.  Under the License Agreement, the buyer is obligated to pay the Company the additional $1.0 million on the earlier of June 30, 2012 or completion by Lydall of its obligations to provide services to the buyer.

The Company recorded a gross gain of $2.6 million related to the delivered elements during the quarter ended June 30, 2010 and deferred $3.2 million, with the deferred amount recognized in income as services under the License Agreement are delivered in subsequent periods, including $0.4 million recognized during the quarter ended March 31, 2011.  The remainder of the gain, approximately $2.0 million, will be recognized on a straight-line basis over the period that the Company satisfies its obligations under the License Agreement.

Interest Expense

In thousands	Quarter Ended
	Q1-11	Q1-10	Percent Change
Interest expense	$210	$220	(4.5)%
Weighted average interest rate	5.3%	5.3%

The decrease in interest expense in the first quarter of 2011 compared to the same quarter of 2010 was primarily due to lower average principal balances on capital lease obligations.

Other Income/Expense

Other income and expense for the quarters ended March 31, 2011 and 2010 consisted of insignificant activity related to foreign exchange transaction gains and losses and investment income.

Income Taxes

The Company’s effective tax rate for the quarter ended March 31, 2011 was 37.0% compared to 40.2% in the first quarter of 2010.  The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.4 million as of March 31, 2011.

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

Segment Results

The following table presents sales information for the key product and service groups included within each operating segment and OPS for the quarter ended March 31, 2011 compared with the quarter ended March 31, 2010:

In thousands	Quarter Ended March 31, 2011	Quarter Ended March 31, 2010	Dollar Change
Performance Materials:
Industrial Filtration	$20,471	$15,844	$4,627
Industrial Thermal Insulation	11,952	8,789	3,163
Life Sciences Filtration	4,046	2,519	1,527
Performance Materials Segment net sales	$36,469	$27,152	$9,317

Thermal/Acoustical:
Metal parts	$35,513	$25,570	$9,943
Fiber parts	19,264	9,946	9,318
Tooling	7,194	5,021	2,173
Thermal/Acoustical Segment net sales	$61,971	$40,537	$21,434

Other Products and Services:
Life Sciences Vital Fluids	$3,768	$4,150	$(382)
Affinity	6,437	4,138	2,299
Other Products and Services net sales	$10,205	$8,288	$1,917
Eliminations and Other	(535)	(398)	(137)
Consolidated Net Sales	$108,110	$75,579	$32,531

Operating Income (Loss) by Segment:

	Quarter Ended March 31, 2011		Quarter Ended March 31, 2010
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$6,297	17.3%	$2,003	7.4%	$4,294
Thermal/Acoustical	2,186	3.5%	1,358	3.4%	828
Other Products and Services
Life Sciences Vital Fluids	(285)	(7.6)%	180	4.3%	(465)
Affinity	381	5.9%	(24)	(0.6)%	405
Corporate Office Expenses	(3,658)	-	(4,186)	-	528
Consolidated Operating Income	$4,921	4.6%	$(669)	(0.9)%	$5,590

Performance Materials

Segment net sales increased by $9.3 million, or 34.3%, in the first quarter of 2011 compared to the first quarter of 2010.  Net sales of Industrial Filtration products increased by $4.6 million, or 29.2%, compared to the first quarter of 2010, due to higher volumes of air filtration product net sales.  Net sales of Industrial Thermal Insulation products increased by $3.2 million, or 36.0%, compared to the same period of 2010, primarily from improvement in capital project investments by customers in the cryogenic and electrical markets, resulting in increased demand for the Company’s energy and industrial products.  Net sales of Life Sciences Filtration products increased by $1.5 million, or 60.6%, compared to the first quarter of 2010, due primarily from increased volumes of products sold for water filtration and transdermal drug delivery applications.  Higher volume of sales in the Industrial Filtration, Industrial Thermal Insulation and Life Sciences Filtration markets in the first quarter of 2011 was due to improved markets conditions and share gains compared to the first quarter of 2010.

The Performance Materials segment reported operating income of $6.3 million in the first quarter of 2011, or 17.3% of net sales, compared to operating income of $2.0 million, or 7.4% of net sales in the first quarter of 2010.  Higher net sales and an increase in gross profit due to improved absorption of fixed costs resulted in higher operating income in the current quarter compared to the first quarter of 2010.  Operating income in the first quarter of 2011 includes a $0.4 million gain from services provided to the buyer of the electrical papers product line in accordance with the terms of a license agreement.

Thermal/Acoustical

Segment net sales for the first quarter of 2011 increased by $21.4 million, or 52.9%, compared to the first quarter of 2010.  Automotive parts net sales increased by $19.3 million, or 54.2%, compared to the first quarter of 2010, including higher metal and fiber parts net sales of $9.9 million and $9.3 million, respectively.  Tooling net sales in the first quarter of 2011 were higher by $2.2 million compared to the first quarter of 2010, as a greater number  of automotive platforms launched in the first quarter of 2011.  Also, the first quarter of 2010 was still being impacted by weaker consumer demand for automobiles as a result of the global economic recession.

For the quarter ended March 31, 2011, operating income for the segment was $2.2 million, compared with operating income of $1.4 million in the first quarter of 2010, an increase of $0.8 million due to higher net sales.  The positive impact of higher automotive parts net sales and gross margin performance of metal parts on the segment’s operating results was weakened by negative gross profit by fiber parts of the NA Auto facility, compared to the first quarter of 2010 when fiber parts generated a positive gross profit.  Also negatively impacting operating income in the first quarter of 2011 was higher raw material costs, specifically inflation in aluminum and fiber, compared to the first quarter of 2010.

 Other Products and Services

OPS net sales increased by $1.9 million, or 23.1%, due to increased volumes of net sales from the Affinity business of $2.3 million, or 55.6%.  Life Sciences Vital Fluids net sales decreased by $0.4 million, or 9.2%, in the first quarter of 2011 compared to the same period of 2010.  The increase in Affinity net sales was attributable to a significant increase in capital equipment spending in the semiconductor industry.  The decrease in the Life Sciences Vital Fluids business was primarily caused by lower volumes of blood filtration and bioprocessing product net sales.

OPS reported operating income of $0.1 million in the first quarter of 2011, compared to operating income of $0.2 million in the first quarter of 2010.  The Affinity business reported operating income of $0.4 million in the first quarter of 2011 compared to breakeven in the first quarter of 2010, as a result of higher net sales and an improvement in the absorption of fixed costs, partially offset by higher salaries and wages expenses.  The Life Sciences Vital Fluids business reported an operating loss of $(0.3) million in the first quarter of 2011, compared to operating income of $0.2 million in the same quarter of 2010.  This reduction in Life Sciences Vital Fluids operating results was due to lower net sales as well as increases in fixed overhead costs.

Corporate Office Expenses

The decrease in corporate office expenses of $0.5 million in the first quarter of 2011 compared to the first quarter of 2010 was principally due to lower legal and settlement costs of $0.9 million, primarily related to litigation with a former employee in the first quarter of 2010, partially offset by higher incentive and stock-based compensation expenses of $0.3 million.

Liquidity and Capital Resources

The Company assesses its liquidity in terms of its ability to generate cash to fund operating, investing and financing activities.  The principal source of liquidity is cash from operations.  In addition to operating cash flows, other significant factors that affect the overall management of liquidity include capital expenditures, working capital investments, strategic transactions, income tax payments, outcomes of contingencies, pension funding and availability of lines of credit and long-term financing.  The Company manages worldwide cash requirements by considering available funds among domestic and foreign subsidiaries.

Financing Arrangements

As of March 31, 2011 and December 31, 2010, the Company had no borrowings outstanding under its $35 million senior secured domestic credit facility, or any foreign subsidiary credit arrangement, other than letters of credit.

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

The loan agreement governing the Domestic Credit Facility contains a number of affirmative and negative covenants, including financial covenants.  Among others, the Company and its domestic subsidiaries at all times must maintain Excess Availability, as defined in the loan agreement, of not less than $5.0 million.  If the borrowings under the Domestic Credit Facility exceed $5.0 million, or Excess Availability under the Credit Facility is less than $12.5 million, the Company is required to meet a minimum fixed charge coverage ratio.  The fixed charge coverage ratio requires that, at the end of any month, the ratio of consolidated EBITDA, as defined in the loan agreement, to fixed charges may not be less than 1 to 1 for the immediately preceding 12 month period.  At no time during the first quarter of 2011 did borrowings under the Domestic Credit Facility exceed $5.0 million or was Excess Availability less than $12.5 million, therefore, the Company was not subject to the fixed charge coverage ratio.

The Company expects to fund its operating cash requirements from existing cash balances, cash generated by operations, and through borrowings, if needed, under its Domestic Credit Facility and foreign credit facilities.  As of April 30, 2011, the Company had availability of approximately $20.0 million under the Domestic Credit Facility. The Company’s foreign subsidiaries had various credit arrangements with banks totaling €7.0 million (approximately $10.0 million) with €5.7 million (approximately $8.1 million) available for borrowings, primarily restricted to borrowings at the respective foreign subsidiary.

Operating Cash Flows

Net cash used by operating activities in the first quarter of 2011 was $2.1 million compared with net cash provided by operating activities of $0.1 million in the first quarter of 2010.  In the first quarter of 2011 compared to the same period for 2010, net income improved by $3.4 million.  However, since December 31, 2010, operating assets and liabilities increased by $9.3 million, primarily by an increase in accounts receivable of $15.2 million during the quarter ended March 31, 2011.  The increase in accounts receivable was caused by a significant increase in net sales during the first quarter of 2011, primarily the last two months of the quarter, compared to the last two months of the fourth quarter of 2010, with accounts receivable days outstanding being consistent with December 31, 2010.

Investing Cash Flows

In the first quarter of 2011, net cash used for investing activities was $0.9 million compared with net cash used for investing activities of $1.5 million in the first quarter of 2010.  Capital expenditures were $1.6 million for the first quarter of 2011, compared with $1.8 million for the same period of 2010.  Capital spending for 2011 is expected to be approximately $12.0 million to $14.0 million.  In the first quarter of 2011, the Company received $0.6 million from a leasing company as a result of a sale-leaseback transaction for equipment.

Financing Cash Flows

In the first quarter of 2011, net cash used for financing activities was $0.3 million, which was consistent with net cash used in the first quarter of 2010.  Cash used for financing activities was primarily due to capital lease payments in both periods.

Other

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

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Footnote 1 of the “Notes to Consolidated Financial Statements” and Critical Accounting Estimates in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements.  The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain.  Actual results could differ from management’s estimates.  There have been no significant changes in the Company’s critical accounting estimates during the quarter ended March 31, 2011.

During the fourth quarter of 2010, the Company performed its annual impairment analysis of $4.7 million of goodwill in the Life Sciences Vital Fluids reporting unit, included in OPS.  The Company’s goodwill impairment testing analysis (“analysis”) included projecting cash flows for the years 2011 – 2015 and discounting those amounts based on appropriate market risks and other market factors.  Based on those projections and other assumptions used in the analysis, the Company concluded that the fair value of this reporting unit exceeded its carrying value of net assets.  As a result, there was no impairment of goodwill.

The projected cash flows of the Life Sciences Vital Fluids reporting unit include assumptions for growth in future years resulting from a strategic initiative to increase market share in the bioprocessing market.  In 2010 and during the first quarter of 2011, the Life Sciences Vital Fluids business initiated the qualification of products with a number of new customers, however, there is a lengthy period of time required for customer qualification and the expected improved operating results to be realized by the business.  If future operating performance does not meet expectations or other key assumptions change or are not met, there can be no assurance that the fair value of the reporting unit will continue to exceed its carrying value which could potentially result in a non-cash impairment charge to income from operations.

Recently Issued Accounting Standards

In January 2010, the FASB issued guidance on improving disclosures about fair value measurements.  This guidance requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements.  This guidance is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010.  The adoption of this guidance has not had and is not expected to have a material effect on the Company’s consolidated financial position, results of operations, or cash flows.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risks from those disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer (the “CEO”) and Vice President, Chief Financial Officer and Treasurer (the “CFO”), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)).  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective as of March 31, 2011 because of a material weakness in its internal control over financial reporting described below.  The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management of the Company, with the participation of its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

In light of the material weakness described below, the Company performed additional analysis and other post−closing procedures to ensure that the Company's consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect the results for the quarter ended March 31, 2011. As a result, notwithstanding the material weakness discussed below, management concluded that the consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial position, results of operations and cash flows for the first quarter ended March 31, 2011.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The Company did not maintain effective internal controls over the preparation and review of journal entries at one of its facilities, and such control failure was also not detected by the monitoring controls related to the review of the facility’s reported operating results.  Specifically, the controls did not operate effectively to ensure the complete, accurate, and timely recording of journal entries at this facility.  These control deficiencies could result in a material misstatement of the accounts at this facility that would result in a material misstatement of the Company's consolidated financial statements that would not be prevented or detected.  Accordingly, management has concluded that these deficiencies represent a material weakness in internal control over financial reporting as of March 31, 2011.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the first quarter ended March 31, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Remediation of Material Weakness

Management has discussed this material weakness with the Audit Review Committee of its Board of Directors.  As disclosed in the Company’s 2010 Annual Report on Form 10-K, to address this material weakness in internal controls, beginning in the fourth quarter of 2010, management designed and implemented remediation measures described below to address the material weakness and enhance the Company’s internal control over financial reporting.  During the first quarter of 2011, management continued to monitor and evaluate these remediation measures that have been implemented to address the material weakness and enhance the Company’s internal control over financial reporting.  Remediation measures included the following:

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

Management believes that the remediation measures described above have strengthened the Company’s internal control over financial reporting and will remediate the identified material weakness. As management continues to evaluate and work to enhance internal control over financial reporting, management may determine that additional measures must be taken to address these control deficiencies or may determine that it needs to modify or otherwise adjust the remediation measures described above.

Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to management concluding that the controls are now effective.  Some of the enhancements that have been implemented by management have not been in place for a sufficient period of time to demonstrate that their effectiveness is sustainable.  Therefore, additional time is required to validate that the material weakness is fully remediated.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

A suit was filed against a subsidiary of the Company on March 31, 2005, in the Vermont Superior Court by Stamp Tech, a safety equipment supplier (“Equipment Supplier”), by and through its alleged assignee, a non-employee temporary worker, with respect to personal injuries allegedly suffered by the alleged assignee.  The plaintiff alleges that the Company subsidiary removed safety equipment that would have prevented the injury.  The Vermont Superior Court granted two motions for partial summary judgment filed by the Company.  In December 2007, the plaintiff appealed to the Vermont Supreme Court.  The Vermont Supreme Court issued an order on September 4, 2009, overturning the lower Court’s grant of summary judgment in the Company’s favor and remanding the case back to the Superior Court for further proceedings.  On August 20, 2010, the Company filed a third party complaint against the Equipment Supplier asserting claims for breach of contract and negligence related to the Equipment Supplier’s installation of a safety device on the equipment that allegedly injured the plaintiff.  The Company also claims that the Equipment Supplier is bound to defend and indemnify the Company for the plaintiff’s injuries.  The Equipment Supplier filed an answer denying the Company’s claims on or about October 12, 2010 and a Motion to Dismiss the Company’s Third Party Complaint on January 12, 2011.  The Company has objected to the Equipment Supplier’s Motion to Dismiss and filed a motion to add the Equipment Supplier as the real party in interest.  These motions are currently pending.  A trial ready date had been set for March, 2011.  In the meantime, the parties have agreed to conduct a mediation that is currently scheduled for May 9, 2011.

The Company believes that it has meritorious defenses to the above claim and intends to contest it vigorously.  While it is not possible to predict or determine the outcome of this claim or to provide possible ranges of losses that may arise, the Company believes the losses associated with this claim will not have a material adverse effect on the Company’s consolidated financial position or liquidity, but could possibly be material to its consolidated results of operations of any one period.  As of March 31, 2011, there were no reserves recorded by the Company related to this claim because the Company believes a loss is not probable as the claim is without merit.

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

Item 1A.    Risk Factors

In addition to the other information included in this Quarterly Report on Form 10-Q in Part I, “Item 2: Management’s Discussion and Analysis of Financial Condition and Results of Operations – Cautionary Note Concerning Factors That May Affect Future Results,” the reader should carefully review and consider the factors discussed in Part I, Item 1A - Risk Factors of Lydall’s Annual Report on Form 10-K for the year ended December 31, 2010, and the additional factors presented below.  Any and all of these factors could materially affect the Company’s business, financial condition or future results of operations.  The risks, uncertainties and other factors described in Lydall’s Annual Report on Form 10-K and below constitute all material risk factors known to management as of the date of this report.

Thermal/Acoustical Segment – Supplier to the Global Automotive Market – The Company’s Thermal/Acoustical segment, a vendor to the automotive market, accounted for approximately 57% of consolidated net sales in the first quarter of 2011.  This business is tied to general economic and industry conditions as demand for vehicles depends largely on the strength of the economy, employment levels, consumer confidence levels, the availability and cost of credit and the cost of fuel. These factors have had and could continue to have a substantial impact on the business.  Negative economic conditions such as rising fuel prices could adversely impact the automotive business.  Adverse developments could reduce demand for new vehicles, causing Lydall’s customers to reduce their vehicle production in North America and Europe  and, as a result, demand for Company products would be adversely affected.  Adverse global economic conditions and further deterioration could have a material adverse impact on the Company’s financial position and results of operations.

Thermal/Acoustical Segment - Fiber Parts - The Company cannot predict whether certain actions, including management changes, will succeed in improving the gross profit of fiber parts at the North American automotive facility, and as a result, there is no assurance that the operating results for the Thermal/Acoustical segment will improve during the remainder of 2011.

Impact of Japanese Natural Disaster on the Company’s Operations -   The Company’s operations and financial results could be negatively impacted by the natural disaster in Japan, including disruption in the volume of orders from certain customers, possible interruption in the Company’s ability to source raw materials from suppliers, or other factors which could impact the Company’s ability to meet customer demand.  Any of these factors could have a material adverse impact on the Company’s financial position and results of operations.

Environmental Laws and Regulations – The Company is subject to federal, state, local, and foreign environmental, and health and safety laws and regulations that affect ongoing operations.  In order to maintain compliance with such requirements, Lydall must maintain adequate policies, procedures and oversight to ensure compliance with environmental, health and safety laws.  Should the Company not maintain adequate policies, procedures and oversight to ensure compliance, then the Company could incur fines, legal costs, and clean-up requirements which could have a material impact on results of operations and cash flows of the Company.

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

Item 5.   Other Information

The Company’s Annual Meeting of Stockholders was held on April 29, 2011. Stockholders voted on four proposals presented to them for consideration:

1.)	Election of Nominees to the Board of Directors

Stockholders elected eight Directors to serve until the next Annual Meeting to be held in 2012 and until their successors are duly elected and qualified. The results of the voting were as follows:

	For	Withheld	Broker Non-Votes
Dale G. Barnhart	13,654,840	219,967	1,185,911
Kathleen Burdett	10,330,331	3,544,496	1,185,911
W. Leslie Duffy	13,701,936	172,871	1,185,911
Matthew T. Farrell	10,848,113	3,026,694	1,185,911
Marc T. Giles	13,692,055	182,752	1,185,911
William D. Gurley	13,694,937	179,870	1,185,911
Suzanne Hammett	10,810,155	3,064,652	1,185,911
S. Carl Soderstrom, Jr.	10,846,573	3,028,234	1,185,911

2.)	Advisory Vote on Executive Compensation

The results of the voting were as follows:

For:	13,593,235
Against:	192,646
Abstain:	88,926
Broker Non-Votes:	1,185,911

3.)	Advisory Vote on the Frequency of Future Advisory Votes on Executive Compensation

The results of the voting were as follows:

1 Year:	12,566,761
2 Years:	83,252
3 Years:	1,141,349
Abstain:	77,445
Broker Non-Votes:	1,185,911

4.)	Ratification of Appointment of Independent Auditors

Stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for fiscal year 2011. The results of the voting were as follows:

For:	14,569,393
Against:	483,488
Abstain:	7,837

After considering the results of the voting with respect to Proposal 3, and taking into account other considerations, the Board of Directors of the Company determined that the Company will hold future non-binding advisory votes to approve the compensation of its named executive officers (each, a “say-on-pay vote”) every year until the Company next holds a say-on-pay vote, at which time the Board may decide to conduct say-on-pay votes on a less frequent basis.

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

10.1	Amended and Restated Lydall 2003 Stock Incentive Compensation Plan, filed herewith.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

May 2, 2011	By:	/s/ James V. Laughlan
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

10.1	Amended and Restated Lydall 2003 Stock Incentive Compensation Plan, filed herewith.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.