Form 10-Q
period 2011-06-30
LYDALL INC /DE/
filed 2011-08-02
CIK 60977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common stock $.10 par value per share.

Total Shares outstanding July 20, 2011	17,148,247

LYDALL, INC.

PART I. FINANCIAL INFORMATION
Item 1.	Financial Statements

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

	Quarter Ended June 30,
		Revised
	2011	2010
	(Unaudited)
Net sales	$98,831	$77,072
Cost of sales	80,774	62,648
Gross profit	18,057	14,424
Selling, product development and administrative expenses	13,477	13,533
Gain on sale of product line, net	(405)	(1,733)
Operating income	4,985	2,624
Interest expense	473	209
Other income, net	(15)	(54)
Income from continuing operations before income taxes	4,527	2,469
Income tax expense	1,284	788
Income from continuing operations	3,243	1,681
Income from discontinued operations, net of tax of $2,591 and $204	4,484	402
Net Income	$7,727	$2,083
Basic earnings per share:
Continuing operations	$.19	$.10
Discontinued operations	$.27	$.02
Net income	$.46	$.13
Diluted earnings per share:
Continuing operations	$.19	$.10
Discontinued operations	$.27	$.02
Net income	$.46	$.12
Weighted average number of common shares outstanding:
Basic	16,741	16,658
Diluted	16,909	16,839

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

	Six Months Ended June 30,
	2011	Revised 2010
	(Unaudited)
Net sales	$200,504	$148,513
Cost of sales	164,442	120,685
Gross profit	36,062	27,828
Selling, product development and administrative expenses	27,347	27,582
Gain on sale of product line, net	(810)	(1,733)
Operating income	9,525	1,979
Interest expense	683	429
Other expense (income), net	28	(148)
Income from continuing operations before income taxes	8,814	1,698
Income tax expense	2,876	476
Income from continuing operations	5,938	1,222
Income from discontinued operations, net of tax of $2,728 and $200	4,732	390
Net Income	$10,670	$1,612
Basic earnings per share:
Continuing operations	$.35	$.07
Discontinued operations	$.28	$.02
Net income	$.64	$.10
Diluted earnings per share:
Continuing operations	$.35	$.07
Discontinued operations	$.28	$.02
Net income	$.63	$.10
Weighted average number of common shares outstanding:
Basic	16,738	16,654
Diluted	16,875	16,798

See accompanying Notes to Condensed Consolidated Financial Statements.

  LYDALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30, 2011	December 31, 2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$38,280	$24,988
Restricted cash	3,275	-
Accounts receivable, net	57,454	47,080
Inventories	35,491	37,444
Taxes receivable	591	1,867
Prepaid expenses and other current assets, net	5,769	4,652
Total current assets	140,860	116,031
Property, plant and equipment, at cost	250,095	246,460
Accumulated depreciation	(166,043)	(158,224)
Net, property, plant and equipment	84,052	88,236
Goodwill	18,564	18,182
Other intangible assets	5,474	5,912
Other assets, net	3,289	3,527
Total assets	$252,239	$231,888

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,482	$1,496
Accounts payable	34,130	33,963
Accrued payroll and other compensation	9,681	9,022
Accrued taxes	4,389	3,113
Other accrued liabilities	4,650	5,077
Total current liabilities	54,332	52,671
Long-term debt	3,058	3,392
Deferred tax liabilities	7,618	5,360
Benefit plan liabilities	13,393	14,116
Other long-term liabilities	859	894

Stockholders’ equity:
Preferred stock	-	-
Common stock	2,364	2,364
Capital in excess of par value	55,680	54,799
Retained earnings	182,492	171,822
Accumulated other comprehensive loss	(2,357)	(8,330)
Treasury stock, at cost	(65,200)	(65,200)
Total stockholders’ equity	172,979	155,455
Total liabilities and stockholders’ equity	$252,239	$231,888

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2011	Revised 2010
	(Unaudited)
Cash flows from operating activities:
Net income	$10,670	$1,612
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations, net of tax	(3,857)	-
Gain on sale of product line	(810)	(1,733)
Depreciation and amortization	7,872	7,316
Deferred income taxes	301	(595)
Stock based compensation	808	719
Loss on disposition of property, plant and equipment	2	56
Changes in operating assets and liabilities:
Accounts receivable	(11,091)	(10,274)
Inventories	(334)	(11,152)
Taxes receivable	1,328	(217)
Accounts payable	801	8,454
Accrued payroll and other compensation	604	3,286
Accrued taxes	1,064	1,896
Other, net	(1,591)	1,807
Net cash provided by operating activities	5,767	1,175
Cash flows from investing activities:
Net proceeds from divestiture	12,811	-
Receipt from acquisition net assets adjustment	-	276
Proceeds from sale of a product line	-	4,797
Capital expenditures	(3,338)	(4,260)
Reimbursement of cash from leasing company	818	-
Increase in restricted cash	(3,275)	-
Net cash provided by investing activities	7,016	813
Cash flows from financing activities:
Debt proceeds	-	1,100
Debt repayments	(739)	(1,761)
Common stock issued	73	99
Net cash used for financing activities	(666)	(562)
Effect of exchange rate changes on cash	1,175	(1,931)
Increase (decrease) in cash and cash equivalents	13,292	(505)
Cash and cash equivalents at beginning of period	24,988	22,721
Cash and cash equivalents at end of period	$38,280	$22,216

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statement Presentation

Lydall, Inc. and its subsidiaries (the “Company” or “Lydall”) design and manufacture specialty engineered filtration media, industrial thermal insulating solutions, automotive thermal and acoustical barriers, medical filtration media and devices and biopharmaceutical processing components for thermal/acoustical, filtration/separation, and bio/medical applications.

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

On June 29, 2011, the Company sold all of the capital stock of its wholly-owned subsidiary, Lydall Industrial Thermal Solutions, Inc. (“Affinity”).  The condensed consolidated financial statements for the quarter and six months ended June 30, 2011 and 2010 have been retroactively restated to reflect Affinity as a discontinued operation for all periods presented.

As previously disclosed in the Form 10-Q for the quarterly period ended September 30, 2010, during the third quarter of 2010 the Company identified and corrected certain prior period errors.  As permitted by Staff Accounting Bulletin 108, Lydall revised in the Form 10-Q for the quarterly period ended September 30, 2010 previously reported financial results for the periods affected.  Accordingly, the financial results for the three and six months ended June 30, 2010 included herein reflect the previously revised results.

2.  Restricted Cash

Restricted cash represents balances with a financial institution not immediately available for use by the Company.  At June 30, 2011, the Company had restricted cash of $3.3 million and no amounts of restricted cash at December 31, 2010.  The restrictions on the Company’s cash are primarily related to outstanding domestic letters of credit issued during the ordinary course of business, to satisfy security deposits requirements.  These domestic letters of credit are secured by the Company’s cash and are held in escrow with a financial institution.  On July 15, 2011, $2.4 million of the restricted cash was released from escrow and returned to the Company.

3. Inventories

Inventories as of June 30, 2011 and December 31, 2010 were as follows:

In thousands	June 30, 2011	December 31, 2010
Raw materials	$17,578	$15,587
Work in process	9,363	11,759
Finished goods	10,208	10,758
	37,149	38,104
Less: Progress billings	(1,658)	(660)
Total inventories	$35,491	$37,444

Included in work in process is gross tooling inventory of $3.5 million and $7.1 million at June 30, 2011 and December 31, 2010, respectively.  Tooling inventory, net of progress billings, was $1.8 million and $6.4 million at June 30, 2011 and December 31, 2010, respectively.

4. Goodwill

The Company tests its goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value may exceed its fair value.

The changes in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2011 were as follows:

In thousands	December 31, 2010	Currency translation adjustments	June 30, 2011
Performance Materials	$13,522	$382	$13,904
Other Products and Services	4,660	-	4,660
Total goodwill	$18,182	$382	$18,564

5. Long-term Debt and Financing Arrangements

As of June 30, 2011 and December 31, 2010, the majority of debt outstanding was capital lease obligations.  As of June 30, 2011 and December 31, 2010, the Company had no borrowings outstanding under any domestic credit facility, or any credit arrangement entered into by a foreign subsidiary, other than letters of credit.

On June 16, 2011, the Company entered into a $35.0 million senior secured domestic revolving credit facility (“Domestic Credit Facility”) with a new financial institution, which replaced the Company’s prior $35.0 million domestic credit facility that was terminated by the Company. The Domestic Credit Facility is secured by substantially all of the assets of the Company. The maturity date for the Domestic Credit Facility is June 15, 2016.

Interest is charged on borrowings at the Company’s option of either: (i) Base Rate plus the Applicable Rate or (ii) the Eurodollar Rate plus the Applicable Rate.  The Base Rate is a fluctuating rate equal to the highest of (a) the federal funds rate plus .50%, (b) the prime rate as set by the financial institution, and (c) the Eurodollar Rate plus 1.0%.  The Eurodollar Rate is a fluctuating LIBOR rate as set by the British Bankers Association or, if such rate is not available, the rate that would be offered by the financial institution’s London Branch to major banks in the London interbank Eurodollar market for deposits in the relevant currency.  The Applicable Rate is determined based on the Company’s Consolidated Leverage Ratio.  The Applicable Rate added to the Base Rate ranges from 75 basis points to 175 basis points, and the Applicable Rate added to the Eurodollar ranges from 175 basis points to 275 basis points.  A loan that has an interest rate based on the Eurodollar Rate that is lent from the financial institution’s office in the United Kingdom or certain European Union countries is subject to an additional variable interest rate.  The Company pays a quarterly fee equal to the Applicable Rate multiplied by the actual daily unused portion of the credit facility.

The loan agreement governing the Domestic Credit Facility contains a number of affirmative and negative covenants, including financial covenants.  The Company is required to meet a minimum fixed charge coverage ratio, as defined.  The fixed charge coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBITDA, as defined in the loan agreement, to fixed charges may not be less than 1 to 1 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined, as of the end of each fiscal quarter of no greater than 2.5 to 1.0.  The Company must also meet a minimum consolidated EBITDA of $15.0 million as of the closing date through September 30, 2014 and $25.0 million thereafter.  Consolidated EBITDA is calculated using the results of the prior twelve months with calculations for the fiscal periods ending June 30, 2011 and September 30, 2011 beginning on January 1, 2011, calculated on an annualized basis.  As of June 30, 2011, there were no borrowings outstanding under the Domestic Credit Facility and $2.4 million of standby letters of credit were outstanding.

The Company expects to fund its operating cash requirements from existing cash balances, cash generated by operations, and through borrowings, if needed, under its Domestic Credit Facility and foreign credit facilities.  As of June 30, 2011, the Company had availability of approximately $32.6 million under the Domestic Credit Facility. The Company’s foreign subsidiaries had various credit arrangements with banks totaling €7.0 million (approximately $10.2 million) with €4.7 million (approximately $6.9 million) available for borrowings, primarily restricted to borrowings by the respective foreign subsidiary.

6. Divestiture

On June 29, 2011, the Company sold its Affinity business for $14.0 million in cash, subject to a post-closing purchase price adjustment based upon the net working capital of Affinity as of the closing date. Affinity designed and manufactured high precision, specialty engineered temperature-control equipment for semiconductor, pharmaceutical, life sciences and industrial applications.  Based on the calculated closing date working capital, the Company has recorded a receivable of $1.2 million at June 30, 2011 for the projected purchase price adjustment.  The Company recorded a gain on sale, including the estimated working capital adjustment and net of transaction costs and income taxes, of $3.9 million in the quarter ended June 30, 2011.  The condensed consolidated financial statements have been retroactively restated to reflect Affinity as a discontinued operation for all periods presented.

The following table is a summary of the results of the discontinued operation for the periods ended June 30, 2011 and 2010:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
In thousands	2011	2010	2011	2010
Net Sales	$6,818	$5,808	$13,255	$9,946

Income before income taxes	989	606	1,374	590
Income tax expense	362	204	499	200
Income from discontinued operations	627	402	875	390
Gain on sale of discontinued operations, net of tax of $2,229	3,857	—	3,857	—
Income from discontinued operations, net of tax	$4,484	$402	$4,732	$390

The above table includes the income and gain on sale of Affinity, net of tax, through the closing date of the sale on June 29, 2011.

7. Equity Compensation Plans

As of June 30, 2011, the Company had two stock option plans – the 1992 Stock Incentive Compensation Plan (“1992 Plan”) and the 2003 Stock Incentive Compensation Plan (“2003 Plan”), collectively, the “Plans,” under which incentive and non-qualified stock options and time and performance based restricted shares have been granted to employees and outside directors from authorized but unissued shares of common stock or treasury shares.  The 1992 Plan expired in May 2002, but continues to govern all outstanding awards under that plan until the awards themselves are exercised or terminate in accordance with their terms.  The 2003 Plan authorized 2.5 million share options and restricted shares for employees and outside directors.

With respect to the awards granted under the Plans, the Company recognizes expense on a straight-line basis over the vesting period of the entire award.  Options issued by the Company under its stock option plans have a term of ten years and generally vest ratably over a period of three to four years.  Time-based restricted stock grants are expensed over the vesting period of the award, which is typically four years.  The number of performance based restricted shares that vest or forfeit depend upon achievement of certain targets during the performance period.  Stock-based compensation expense includes the estimated effects of forfeitures.  Stock options issued under the current plan must have an exercise price that may not be less than the fair market value of the Company’s common stock on the date of grant.  The Plans provide for automatic acceleration of vesting in the event of a change in control of the Company.

The Company incurred compensation expense of $0.4 million for each of the quarters ended June 30, 2011 and June 30, 2010 and compensation expense of $0.8 million and $0.7 million for the six month periods ended June 30, 2011 and June 30, 2010, respectively, for all stock-based compensation plans, including restricted stock awards.  No compensation costs were capitalized as part of inventory.

Stock Options

The following table is a summary of option activity of the Company’s plans during the six months ended June 30, 2011:

In thousands except per share amounts and years	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	907	$8.62
Granted	—	$—
Exercised	(11)	$6.33
Forfeited/Cancelled	(46)	$8.21
Outstanding at June 30, 2011	850	$8.68	6.0	$2,909
Options exercisable at June 30, 2011	522	$9.66	4.3	$1,320

There were no options granted during the quarter and six months ended June 30, 2011.  There were 7,325 options exercised during the quarter and 11,424 options exercised during the six months ended June 30, 2011.  The amount of cash received from the exercise of stock options and the related intrinsic value during the quarter ended June 30, 2011 was minimal.  The amount of cash received from the exercise of stock options during the six months ended June 30, 2011 was $0.1 million and the intrinsic value of options exercised during the six months was minimal.  There were 23,275 options granted during the quarter and six months ended June 30, 2010.  There were 12,350 options exercised during the quarter and 13,650 options exercised during the six months ended June 30, 2010.  The amount of cash received from the exercise of stock options was $0.1 million during the quarter and six months ended June 30, 2010 and the intrinsic value of options exercised during the quarter and six months was minimal.   At June 30, 2011, the total unrecognized compensation cost related to nonvested stock option awards was approximately $0.9 million, with a weighted average expected amortization period of 2.8 years.

Restricted Stock

Restricted stock includes both performance-based and time-based awards. At June 30, 2011, the total unrecognized compensation cost related to unvested restricted stock awards was approximately $1.7 million, with a weighted average expected amortization period of 2.4 years.  The following is a summary of the status of the Company’s unvested restricted shares as of June 30, 2011:

In thousands except per share amounts	Shares	Weighted-Average Grant-Date Fair Value
Unvested at December 31, 2010	430	$6.27
Granted	22	$5.54
Vested	—	$—
Forfeited/Cancelled	(54)	$5.89
Unvested at June 30, 2011	398	$6.28

8. Employer Sponsored Benefit Plans

As of June 30, 2011, the Company maintains a defined benefit pension plan that covers certain domestic Lydall employees (“domestic pension plan”) that is closed to new employees and benefits are no longer accruing. The domestic pension plan is noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in the plan.  The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes.  The Company expects to contribute approximately $2.7 million in cash to its domestic pension plan in 2011. Contributions of $0.4 million were made during the second quarter of 2011 and $0.8 million for the six months ended June 30, 2011.  Contributions of $0.4 million were made during the second quarter of 2010 and for the six months ended June 30, 2010.

The following is a summary of the components of net periodic benefit cost for the domestic pension plan for the quarters and six months ended June 30, 2011 and 2010:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
In thousands	2011	2010	2011	2010
Components of net periodic benefit cost:
Interest cost	$646	$642	$1,292	$1,284
Expected return on assets	(662)	(583)	(1,324)	(1,166)
Amortization of actuarial loss	140	145	280	290
Net periodic benefit cost	$124	$204	$248	$408

9.  Income Taxes

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions.  In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, France, Germany and the Netherlands.  With few exceptions, the Company is no longer subject to U.S. federal examinations for years before 2006, state and local examinations for years before 2002, and non-U.S. income tax examinations for years before 2007.

In assessing the need for reserves for uncertainties in income taxes recognized, a significant number of estimates and judgments must be made by the Company.  The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate was $0.4 million as of June 30, 2011.  There have been no significant changes to these amounts during the quarter or six months ended June 30, 2011.

The Company's effective tax rate for income from continuing operations was 28.4% and 31.9% for the three months ended June 30, 2011 and 2010 and 32.6% and 28.0% for the six months ended June 30, 2011 and 2010. The Company's effective tax rate for the three and six months ended June 30, 2011 includes a discrete $0.3 million benefit resulting from the correction of a prior year item.

The Company’s effective tax rates in future periods could be affected by earnings being lower or higher than anticipated in countries where tax rates differ from the United States federal rate, the relative impact of permanent tax adjustments on higher or lower earnings from domestic operations, changes in net deferred tax asset valuation allowances, completion of acquisitions or divestitures, changes in tax rates or tax laws and the completion of tax audits.

10. Comprehensive Income

Comprehensive income (loss) for the periods ended June 30, 2011 and 2010 was as follows:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
In thousands	2011	REVISED 2010	2011	REVISED 2010
Net income	$7,727	$2,083	$10,670	$1,612
Changes in accumulated other comprehensive income (loss):
Foreign currency translation adjustments	1,744	(7,189)	5,803	(11,696)
Pension liability adjustment, net of tax	86	89	170	179
Unrealized loss on derivative instruments, net of tax	-	(11)	-	(25)
Total comprehensive income (loss)	$9,557	$(5,028)	$16,643	$(9,930)

11. Earnings Per Share

For the three months and six months ended June 30, 2011 and 2010, basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method as long as their effect is not anti-dilutive.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
In thousands	2011	2010	2011	2010

Basic average common shares outstanding	16,741	16,658	16,738	16,654
Effect of dilutive options and restricted stock awards	168	181	137	144
Diluted average common shares outstanding	16,909	16,839	16,875	16,798

For the quarters ended June 30, 2011 and June 30, 2010, stock options and restricted stock awards for 0.8 million and 0.9 million shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

Additionally, for the six months ended June 30, 2011 and June 30, 2010, stock options and restricted stock awards for 0.9 million shares of common stock were not considered in computing diluted earnings per common share because they were antidilutive.

12. Segment Information

On June 29, 2011, the Company sold its Affinity business, which had been included within Other Products and Services (“OPS”). Affinity designed and manufactured high precision, specialty engineered temperature-control equipment for semiconductor, pharmaceutical, life sciences and industrial applications.   As a result of the sale, the condensed consolidated financial statements have been retroactively restated to reflect Affinity as a discontinued operation and the following segment information excludes Affinity’s net sales and operating income for all periods presented.

The Company’s reportable segments are Performance Materials and Thermal/Acoustical.  The Performance Materials segment reports results of Industrial Filtration; Life Sciences Filtration; and Industrial Thermal Insulation products.  The Thermal/Acoustical segment reports the results of the Company’s automotive products.  OPS only includes the Life Sciences Vital Fluids business.

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

Life Sciences Filtration products  include the LyPore® and ActiPure® Filtration Media developed to meet the requirements of  life science applications including biopharmaceutical pre-filtration and clarification, diagnostic and analytical testing, respiratory protection, life protection, medical air filtration, drinking water filtration and high purity process filtration such as that found in food and beverage and medical applications.  Lydall also offers Solupor® Membrane specialty microporous membranes that are utilized in various markets and applications including air and liquid filtration and transdermal drug delivery.  Solupor® membranes are based on ultra-high molecular weight polyethylene and incorporate an unique combination of mechanical strength, chemical inertness, and high porosity in a unique open structure.

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

Other Products and Services

The Life Sciences Vital Fluids business offers specialty products for blood filtration devices, blood transfusion single-use containers and bioprocessing single-use containers and products for containment of media, buffers and bulk intermediates used in biotech, pharmaceutical and diagnostic reagent manufacturing processes.

The tables below presents net sales and operating income (loss) by segment for the quarters and six months ended June 30, 2011 and 2010, and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

Net sales by segment:

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2011	2010	2011	2010
Performance Materials Segment:
Industrial Filtration	$18,449	$18,248	$38,920	$34,092
Industrial Thermal Insulation	13,624	10,510	25,576	19,299
Life Sciences Filtration	3,819	2,628	7,865	5,147
Performance Materials Segment net sales	35,892	31,386	72,361	58,538
Thermal/Acoustical Segment:
Metal parts	$37,476	$27,422	$72,969	$52,992
Fiber parts	20,032	12,676	39,316	22,622
Tooling	2,453	2,155	9,647	7,176
Thermal/Acoustical Segment net sales	59,961	42,253	121,932	82,790
Other Products and Services:
Life Sciences Vital Fluids	$3,403	$3,830	$7,171	$7,980
Other Products and Services net sales	$3,403	$3,830	$7,171	$7,980
Eliminations and Other	(425)	(397)	(960)	(795)
Consolidated Net Sales	$98,831	$77,072	$200,504	$148,513

Operating income (loss) by segment:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
In thousands	2011	REVISED 2010	2011	REVISED 2010
Performance Materials	$6,093	$5,962	$12,390	$7,965
Thermal/Acoustical	2,588	30	4,774	1,388
Other Products and Services:
Life Sciences Vital Fluids	(294)	137	(579)	317
Corporate Office Expenses	(3,402)	(3,505)	(7,060)	(7,691)
Consolidated Operating Income	$4,985	$2,624	$9,525	$1,979

13. Commitments and Contingencies

In the first half of 2011, the Company entered into five operating leases for manufacturing equipment at its North American automotive facility included in the Thermal/Acoustical segment.  The estimated future minimum payments for this equipment are $4.1 million through the first quarter of 2018, or annual payments of approximately $0.6 million to $0.7 million.

A suit was filed against a subsidiary of the Company on March 31, 2005, in the Vermont Superior Court by Stamp Tech, a safety equipment supplier (“Equipment Supplier”), by and through its alleged assignee, a non-employee temporary worker, with respect to personal injuries allegedly suffered by the alleged assignee.  The plaintiff alleges that the Company subsidiary removed safety equipment that would have prevented the injury.  The parties conducted a mediation session on May 9, 2011 and agreed to settle the matter for $0.4 million, a portion of which was covered by insurance, in exchange for mutual general releases and dismissal of the litigation with prejudice.  The settlement has been implemented and, accordingly, this matter is now concluded. The impact of the settlement on the Company’s results of operations for the quarter and six months ended June 30, 2011 was immaterial.

By letter dated September 14, 2010, the Company provided notice to the Pension Benefit Guaranty Corporation (the “PBGC”) pursuant to Section 4063(a) of ERISA of the occurrence of a Section 4062(e) event with respect to a Lydall pension plan and requested that the PBGC determine its liability, if any, as a result of the Section 4062(e) event. The Section 4062(e) event relates to the substantial cessation by the Company in the second quarter of 2009 of its operations at its St. Johnsbury, Vermont facility and the resulting separation from employment of greater than 20% of the active participants in a Lydall pension plan.  Under Section 4062(e), the PBGC has the authority to require additional contributions to the Plan by the Company or to require the Company to post a bond or fund an escrow in order to secure obligations under the Plan attributable to the separation from employment of the affected employees.  As of June 30, 2011, the Company reached an agreement in principle with the PBGC for the funding by the Company of $0.9 million in cash to the Plan that exceeds required minimum funding contributions. Under the agreement, $0.2 million would be payable upon settlement and $0.7 million ratably in each of 2012, 2013 and 2014.  The Company does not expect the anticipated settlement to impact its results of operations.

In addition to the above, from time-to-time the Company is subject to legal proceedings, claims, investigations and inquiries that arise in the ordinary course of business such as, but not limited to, patent, employment, personal injury, commercial and environmental matters.  Although there can be no assurance, the Company is not aware of any matters pending that are expected to be material with respect to the Company’s business, results of operations or cash flows.

14. Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), which clarifies the wording and disclosures required in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used (to be used) in International Financial Reporting Standards (“IFRS”). The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this standards update to alter the current application of the requirements in ASC 820. The provisions of ASU 2011-04 are effective for public entities prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is prohibited. Therefore, ASU 2011-04 is effective for the Company during the first quarter of fiscal 2012. The eventual adoption of ASU 2011-04 will not have a material effect on the Company’s results of operations, financial condition, or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (Topic 220) which amended its guidance on disclosure and presentation requirements for comprehensive income. This guidance requires comprehensive income to be presented in either a single continuous financial statement or in two separate but consecutive financial statements. The guidance eliminates the previously allowed option of presenting other comprehensive income as a part of changes in stockholders’ equity. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted.  The Company has not adopted ASU 2011-05 and the eventual adoption will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E.  All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current expectations and assumptions relating to the Company’s business, the economy and other future conditions.  Forward-looking statements generally can be identified through the use of the words “believes,” “anticipates,” “may,” “plans,” “projects,” “expects,” “estimates,” “forecasts,” “predicts,” “targets,” and other similar expressions in connection with the discussion of future operating or financial performance.  Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict.  Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements.  Investors, therefore, are cautioned against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Forward-looking statements in this Quarterly Report on Form 10-Q include, among others, statements relating to:

•	Overall economic and business conditions on the Company’s markets;
•	Business strategies, synergies, or operating efficiencies, such as manufacturing inefficiencies at the Company’s North American automotive facility;
•	The ability of the Company to improve gross profits of fiber-based products at its North American automotive facility;
•	Expected automobile production in the North American or European automotive markets;
•	Growth opportunities in markets served by the Company’s Performance Materials segment;
•	The ability to develop new products;
•	The ability to complete future strategic transactions;
•	The cost and availability of raw materials and energy and ability to pass through to customers increases in such costs;
•	Benefits realized from savings and operating efficiency improvements as a result of Lean Six Sigma and operational excellence initiatives;
•	Future amounts of stock-based compensation expense;
•	Pension plan funding requirements;
•	Future levels of capital spending;
•	The sustainability of remediation measures in place to strengthen the Company’s internal control over financial reporting;
•	The Company’s ability to meet cash operating requirements;
•	The Company’s ability to meet financial covenants in its Domestic Credit Facility;
•	The expected future impact of recently issued accounting pronouncements upon adoption;
•	Future effective income tax rates and realization of deferred tax assets;
•	Estimates of fair values of reporting units and long-lived assets used in assessing goodwill and long-lived assets for possible impairment; and
•	The expected outcomes of contingencies.

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

OVERVIEW AND OUTLOOK

Business

Lydall, Inc. and its subsidiaries (collectively, the “Company” or “Lydall”) design and manufacture specialty engineered filtration media, industrial thermal insulating solutions, medical filtration media and devices and biopharmaceutical processing components, and automotive thermal and acoustical barriers, for thermal/acoustical, filtration/separation and bio/medical applications.  Lydall principally conducts its business through two reportable segments: Performance Materials and Thermal/Acoustical with sales globally.

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

Included in Other Products and Services (“OPS”) is the Life Sciences Vital Fluids business.  Life Sciences Vital Fluids offers specialty products for blood filtration devices, blood transfusion single-use containers and bioprocessing single-use containers and products for containment of media, buffers and bulk intermediates used in biotech, pharmaceutical and diagnostic reagent manufacturing processes.

Second Quarter 2011 Highlights

Below are financial highlights comparing Lydall’s quarter ended June 30, 2011 results to its quarter ended June 30, 2010 results:
•	Consolidated net sales increased by $21.8 million, or 28.2%;
•	Foreign currency translation positively impacted net sales growth by $4.4 million, or 5.6%;
•	Segment and OPS net sales (net of foreign currency translation) increased or decreased as follows:
o	Performance Materials segment increased by $3.2 million, or 10.2%;
o	Thermal/Acoustical segment increased by $14.6 million, or 34.7%;
o	OPS decreased by $0.4 million, or 11.1%;
•
Gross margin percentage decreased to 18.3% compared to 18.7% primarily due to an unfavorable change in the sales mix between the Thermal/Acoustical and Performance Materials segments, and lower OPS gross margin percentage;

•	Consolidated operating income was $5.0 million, or 5.0% of net sales, compared to $2.6 million, or 3.4% of net sales;
o	Performance Materials segment reported operating income of $6.1 million, or 17.0% of net sales, compared to operating income of $6.0 million, or 19.0% of net sales;
o	Thermal/Acoustical segment reported operating income of $2.6 million, or 4.3% of net sales, compared to breakeven;
o	OPS reported operating loss of $(0.3) million, compared to operating income of $0.1 million;
o	Corporate office expenses were $3.4 million, compared to $3.5 million;
•	Income from continuing operations was $3.2 million, or $.19 per diluted share, compared to $1.7 million, or $.10 per diluted share;
•	Income from discontinued operations, net of tax, was $4.5 million, or $.27 per diluted share, compared to $0.4 million, or $.02 per diluted share;
•	Net income was $7.7 million, or $.46 per diluted share, compared to $2.1 million, or $.12 per diluted share; and
•	Cash provided by operations was $7.9 million compared to $1.1 million.

Operational and Financial Overview

The Company reported second quarter 2011 net sales of $98.8 million, reflecting an increase of $21.8 million, or 28.2%, compared to the second quarter of 2010.  The Company continued to benefit from higher net sales in both the Performance Materials and Thermal/Acoustical segments.  Operating income for the second quarter of 2011 was $5.0 million, or 5.0% of net sales, compared to operating income of $2.6 million, or 3.4% in the second quarter of 2010.  This improved performance was primarily driven by the operating results of the Thermal/Acoustical segment, which reported operating income of $2.6 million compared to breakeven operating results in the second quarter of 2010.

While consolidated net sales increased in the second quarter of 2011, compared to the second quarter of 2010, selling, product development and administrative expenses remained consistent with the prior period, resulting in a reduction of approximately 400 basis points as a percentage of net sales.

On June 29, 2011, the Company sold its Affinity business, which was previously included in OPS, for $14.0 million in cash, subject to a post-closing purchase price adjustment based upon the net working capital of Affinity as of the closing date. The proceeds from the sale will be used to further the Company’s core businesses. Based on the calculated closing date working capital, the Company has recorded a receivable of $1.2 million at June 30, 2011 for the projected purchase price adjustment.  The Company recorded a gain on sale, including the estimated working capital adjustment and net of transaction costs and income taxes, of $3.9 million in the quarter ended June 30, 2011.  The condensed consolidated financial statements have been retroactively restated to reflect Affinity as a discontinued operation for all periods presented.  See below and footnote 6 to the notes to the condensed consolidated financial statements for a summary of the results of this discontinued operation for the periods ended June 30, 2011 and 2010, respectively.

Performance Materials Segment

The Performance Materials segment reported net sales of $35.9 million in the second quarter of 2011, which represented an increase of 14.4% from the second quarter of 2010, and operating income of $6.1 million, or 17.0% of net sales.  Excluding the impact of the sale of the electrical papers product line in the second quarters of 2011 and 2010, operating income was $5.7 million, or 15.8% of net sales, and $4.2 million, or 13.5% of net sales, respectively.  Operating income as a percentage of net sales increased primarily as a result of improved absorption of fixed costs from higher volumes of net sales of Industrial Thermal Insulation products and Life Sciences Filtration products.

Looking forward, the Company continues to believe that there are growth opportunities in the markets served through new product development and strategic transactions.

Thermal/Acoustical Segment

The Thermal/Acoustical segment reported net sales of $60.0 million in the second quarter of 2011, an increase of 41.9% from the second quarter of 2010.  This increase was driven by higher consumer demand for automobiles on Lydall’s existing platforms, as well as from sales of parts on new platforms awarded to the Company.  Segment net sales were 60.7% of the Company’s consolidated net sales in the second quarter of 2011, compared to 54.8% of consolidated net sales in the second quarter of 2010.

According to a published automotive market forecasting service, production of cars and light trucks in North America and Europe in the second quarter of 2011 was essentially flat when compared to the second quarter of 2010, indicating that the Thermal/Acoustical segment increased market share through the introduction of new products and growth of the automotive platforms served.  The same service predicts that production of cars and light trucks in North America and Europe for 2011 will grow approximately 7.0% compared to 2010.

Continuing from the first quarter of 2011, the segment experienced higher raw material costs, specifically aluminum and fiber.  While the Company was able to pass through some of its incremental aluminum costs to its OEM customers, the timing of customer pricing increases typically lags increases in raw material costs.  Also, the Company’s European automotive operations have been negatively impacted by increases in aluminum conversion costs which are not covered by arrangements with its OEM customers.  The Company also does not have pass through arrangements for fiber raw materials and, as a result, bears the negative impact of increases in these costs.

The Thermal/Acoustical segment reported operating income in the second quarter of 2011 of $2.6 million compared to breakeven operating results in the second quarter of 2010 as a result of higher automotive parts sales.  Contributing to this improvement was the performance of fiber parts of the North American automotive (“NA Auto”) facility.  Beginning in the second quarter of 2010 and through the first quarter of 2011, the segment had been impacted by negative gross profit from the fiber parts of the NA Auto facility.  The Company estimates that the operating results for the segment in the second quarter of 2011 included breakeven gross profit on $20.0 million of fiber parts net sales, an improvement from the second quarter of 2010 when fiber parts net sales of $12.7 million generated a negative gross profit.  The Company continues to be focused on a comprehensive improvement plan in order to improve the financial results for fiber parts.

Liquidity

On June 16, 2011, the Company entered into a $35.0 million senior secured revolving domestic credit facility (“Domestic Credit Facility”) with a new financial institution, which replaced the Company’s prior $35.0 million domestic credit facility (“old facility”) that was terminated by the Company. The Domestic Credit Facility is secured by substantially all of the assets of the Company. The maturity date for the Domestic Credit Facility is June 15, 2016.  Compared to the old facility, the Domestic Credit Facility includes lower interest rates and other improved terms, such as fewer borrowing restrictions. The Domestic Credit Facility is subject to customary covenants, including meeting EBITDA milestones and liquidity ratios. The Domestic Credit Facility is expected to support both operating needs and strategic growth initiatives.

At June 30, 2011, the Company had a cash balance of $38.3 million and no borrowings under any credit facility other than letters of credit.  In addition, the Company had restricted cash of $3.3 million related to security for outstanding letters of credit issued under its prior credit facility.  On July 15, 2011, $2.4 million of the restricted cash was released from escrow and returned to the Company.  The Company expects to fund its operating cash requirements from existing cash balances, cash generated by operations and from available borrowings, as needed, under its Domestic Credit Facility and foreign credit facilities.  At June 30, 2011, the Company had availability of approximately $32.6 million under its Domestic Credit Facility.  The Company’s foreign subsidiaries had various credit arrangements with banks totaling €7.0 million (approximately $10.2 million) with €4.7 million (approximately $6.9 million) available for borrowings, primarily restricted to borrowings at the respective foreign subsidiary.

Results of Operations

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three month periods ended June 30, 2011 (Q2-11) and June 30, 2010 (Q2-10) and for the six months ended June 30, 2011 (YTD-11) and June 30, 2010 (YTD-10).

Net Sales

	Quarter Ended			Six Months Ended
In thousands	Q2-11	Q2-10	Percent Change	YTD-11	YTD-10	Percent Change
Net sales	$98,831	$77,072	28.2%	$200,504	$148,513	35.0%

Excluding the impact of foreign currency translation, net sales for the current quarter increased by $17.4 million, or 22.6%, compared to the second quarter of 2010.  The increase was primarily attributable to higher sales volumes in the second quarter of 2011 from the Thermal/Acoustical segment of $14.6 million, or 34.7%, compared to the same quarter a year ago. In addition, the Performance Materials segment net sales increased in the second quarter of 2011 by $3.2 million, or 10.2%, compared to the same quarter a year ago.  Net sales of OPS in the second quarter of 2011 decreased by $0.4 million, or 11.1%, compared to the same quarter a year ago.

Excluding the impact of foreign currency translation, net sales for the six months ended June 30, 2011 increased by $47.9 million, or 32.3%, compared to the first six months of 2010.  In the Thermal/Acoustical segment, net sales increased by $36.2 million, or 43.9%, compared to the same period of 2010.  Performance Materials segment net sales increased by $12.5 million, or 21.5%, in the first six months of 2011 compared to the same period of 2010.  Net sales of OPS for the six months ended June 30, 2011 decreased by $0.8 million, or 10.1%, compared to the first six months of 2010.

Gross Profit

	Quarter Ended			Six Months Ended
In thousands	Q2-11	Q2-10	Percent Change	YTD-11	YTD-10	Percent Change
Gross profit	$18,057	$14,424	25.2%	$36,062	$27,828	29.6%
Percentage of sales	18.3%	18.7%		18.0%	18.7%

Gross margin percentage for the second quarter of 2011 was 18.3% compared to 18.7% in the second quarter of 2010.  The Performance Materials segment reported approximately a 220 basis point gross margin improvement in the second quarter of 2011, compared to the same quarter of 2010, primarily as a result of higher net sales and the resulting improved absorption of fixed costs.  This improvement in gross margin percentage was offset by the Thermal/Acoustical segment and OPS. Because the Thermal/Acoustical segment experienced flat gross margin percentage and represented a larger proportion of consolidated net sales in the second quarter of 2011 compared to the second quarter of 2010, the consolidated gross margin percentage was reduced. The Thermal/Acoustical segment was negatively impacted by inflation in raw material costs in the second quarter of 2011 compared to the second quarter of 2010.  The reduction in OPS gross margin percentage was primarily due to a reduction in net sales and higher fixed overhead costs in the second quarter of 2011 compared to the second quarter of 2010.

Gross margin percentage for the six months ended June 30, 2011 was 18.0% compared to 18.7% in the comparable period of 2010.  This decrease was primarily attributable to the Thermal/Acoustical segment and, to a lesser extent, OPS.  Lower gross margin percentage from the Thermal/Acoustical segment was primarily due to higher aluminum raw material and conversion costs in the first six months of 2011 compared to the same period of 2010 and, to a lesser extent, lower estimated gross margin percentage from fiber parts at the NA Auto facility.   The reduction in OPS gross margin percentage was primarily due to a reduction in net sales and higher fixed overhead costs in the first half of 2011 compared to the first half of 2010. Partially offsetting these reductions in gross margin percentage was the Performance Materials segment which reported a 370 basis point gross margin improvement in the first half of 2011, compared to the first half of 2010, primarily as a result of higher net sales and the resulting improved absorption of fixed costs.

Selling, Product Development and Administrative Expenses

	Quarter Ended			Six Months Ended
In thousands	Q2-11	Q2-10	Percent Change	YTD-11	YTD-10	Percent Change
Selling, product development
and administrative expenses	$13,477	$13,533	(0.4)%	$27,347	$27,582	(0.9)%
Percentage of sales	13.6%	17.6%		13.6%	18.6%

Excluding the impact of foreign currency translation, net sales increased by $17.4 million, or 22.6%, in the quarter ended June 30, 2011, compared to the second quarter of 2010,  while selling, product development and administrative expenses decreased by approximately $0.5 million in the current quarter compared to the second quarter of 2010.    A combination of lower legal and accrued incentive compensation expenses primarily contributed to the reduction in expenses.

Excluding the impact of foreign currency translation, selling, product development and administrative expenses decreased by $0.6 million in the first six months of 2011 compared to the same period in 2010.  This decrease was primarily due to lower legal expenses of $0.9 million and a decrease in severance related charges of $0.5 million and accrued incentive compensation expense of $0.2 million, partially offset by increases in both salaries and wages and sales commission expenses of $0.5 million.  Higher legal expenses in the first half of 2010 were primarily related to litigation and settlement costs with a former employee.

Gain On Sale of Product Line, net

	Quarter Ended			Six Months Ended
In thousands	Q2-11	Q2-10	Change	YTD-11	YTD-10	Change
Gain on sale of product line, net	$405	$1,733	$(1,328)	$810	$1,733	$ (923)

On June 30, 2010, the Company divested its electrical papers product line business for total consideration of $5.8 million, of which $4.8 million was paid on June 30, 2010.  This transaction contained multiple deliverables, some of which were delivered on June 30, 2010, while others have been, and will continue to be, delivered in subsequent periods.  As part of the sale transaction, the Company entered into a Manufacturing Agreement and a License Agreement with the buyer.  Under the Manufacturing Agreement, the Company is obligated to manufacture and sell electrical paper products to the buyer for a two-year period.  Pursuant to the License Agreement, treated as a separate unit of accounting, the Company granted the buyer the right to use certain process technology and agreed to provide certain services to the buyer to facilitate the transfer of know-how for the manufacture of electrical paper products.  Under the License Agreement, the buyer is obligated to pay the Company the additional $1.0 million on the earlier of June 30, 2012 or completion by Lydall of its obligations to provide services to the buyer.

During the second quarter of 2010, the Company recorded a gross gain on sale of $2.6 million, or a net gain on sale of $1.7 million, after a write-off of $0.9 million of goodwill that was allocated to the electrical papers product line, related to the delivered elements during the quarter ended June 30, 2010, and deferred $3.2 million.  The deferred amount is being recognized as income as services under the License Agreement are delivered in periods subsequent to the sale, including $0.4 million and $0.8 million recognized during the quarter and six months ended June 30, 2011, respectively.  As of June 30, 2011, the remainder of the gain, approximately $1.6 million, will be recognized on a straight-line basis over the period that the Company satisfies its obligations under the License Agreement.

Discontinued Operation, net of tax

	Quarter Ended		Six Months Ended
In thousands	Q2-11	Q2-10	YTD-11	YTD-10
Net Sales	$6,818	$5,808	$13,255	$9,946

Income before income taxes	989	606	1,374	590
Income tax expense	362	204	499	200
Income from discontinued operations	627	402	875	390
Gain on sale of discontinued operations, net of tax of $2,229	3,857	—	3,857	—
Income from discontinued operations, net of tax	$4,484	$402	$4,732	$390

On June 29, 2011, the Company sold its Affinity business, previously included in OPS, for $14.0 million in cash, subject to a post-closing purchase price adjustment based upon the net working capital of Affinity as of the closing date. The proceeds from the sale will be used to further the Company’s core businesses. Based on the calculated closing date working capital, the Company has recorded a receivable of $1.2 million at June 30, 2011 for the projected purchase price adjustment.  The Company recorded a gain on sale, including the estimated working capital adjustment and net of transaction costs and income taxes, of $3.9 million in the quarter ended June 30, 2011.

The above table includes the results of operations and gain on sale of Affinity through the closing date of the sale on June 29, 2011.

Interest Expense

	Quarter Ended			Six Months Ended
In thousands	Q2-11	Q2-10	Percent Change	YTD-11	YTD-10	Percent Change
Interest expense	$473	$209	126.3%	$683	$429	59.2%
Weighted average interest rate	5.4%	5.3%		5.3%	5.4%

The increase in interest expense for the quarter and six months ended June 30, 2011 compared to the same periods of 2010 was primarily due to fully amortizing debt financing costs of $0.3 million associated with the Company’s prior domestic revolving credit facility that was terminated by the Company on June 16, 2011, partially offset by lower average principal balances on capital lease obligations.

Other Income/Expense

Other income and expense for the quarters and six months ended June 30, 2011 and 2010 consisted of insignificant activity related to foreign exchange transaction gains and losses and interest income.

Income Taxes

The Company's effective tax rate for income from continuing operations was 28.4% and 31.9% for the three months ended June 30, 2011 and 2010 and 32.6% and 28.0% for the six months ended June 30, 2011 and 2010. The Company's effective tax rate for the three and six months ended June 30, 2011 includes a discrete $0.3 million benefit resulting from the correction of a prior year item.

The total amount of net unrecognized tax benefits that, if recognized, would affect the effective tax rate is $0.4 million as of June 30, 2011.  There have been no significant changes to this amount during the quarter and six months ended June 30, 2011.

The Company’s effective tax rates in future periods could be affected by earnings being lower or higher than anticipated in countries where tax rates differ from the United States federal rate, the relative impact of permanent tax adjustments on higher or lower earnings from domestic operations, changes in net deferred tax asset valuation allowances, completion of acquisitions or divestitures, changes in tax rates or tax laws and the completion of tax audits.

Segment Results

The following table presents sales information for the key product and service groups included within each operating segment and other products and services for the quarter and six months ended June 30, 2011 compared with the quarter and six months ended June 30, 2010:

Net sales by segment:

In thousands	Quarter Ended June 30, 2011	Quarter Ended June 30, 2010	Dollar Change
Performance Materials Segment:
Industrial Filtration	$18,449	$18,248	$201
Industrial Thermal Insulation	13,624	10,510	3,114
Life Sciences Filtration	3,819	2,628	1,191
Performance Materials Segment net sales	$35,892	$31,386	$4,506
Thermal/Acoustical Segment:
Metal parts	$37,476	$27,422	$10,054
Fiber parts	20,032	12,676	7,356
Tooling	2,453	2,155	298
Thermal/Acoustical Segment net sales	$59,961	$42,253	$17,708
Other Products and Services:
Life Sciences Vital Fluids	$3,403	$3,830	$(427)
Other Products and Services net sales	$3,403	$3,830	$(427)
Eliminations and Other	(425)	(397)	(28)
Consolidated Net Sales	$98,831	$77,072	$21,759

In thousands	Six Months Ended June 30, 2011	Six Months Ended June 30, 2010	Dollar Change
Performance Materials Segment:
Industrial Filtration	$38,920	$34,092	$4,828
Industrial Thermal Insulation	25,576	19,299	6,277
Life Sciences Filtration	7,865	5,147	2,718
Performance Materials Segment net sales	$72,361	$58,538	$13,823
Thermal/Acoustical Segment:
Metal parts	$72,969	$52,992	$19,977
Fiber parts	39,316	22,622	16,694
Tooling	9,647	7,176	2,471
Thermal/Acoustical Segment net sales	$121,932	$82,790	$39,142
Other Products and Services:
Life Sciences Vital Fluids	$7,171	$7,980	$(809)
Other Products and Services net sales	$7,171	$7,980	$(809)
Eliminations and Other	(960)	(795)	(165)
Consolidated Net Sales	$200,504	$148,513	$51,991

Operating income (loss) by segment:

	Quarter Ended June 30, 2011		REVISED Quarter Ended June 30, 2010
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$6,093	17.0%	$5,962	19.0%	$131
Thermal/Acoustical	2,588	4.3%	30	0.1%	2,558
Other Products and Services:
Life Sciences Vital Fluids	(294)	(8.6)%	137	3.6%	(431)
Corporate Office Expenses	(3,402)	-	(3,505)	-	103
Consolidated Operating Income	$4,985	5.0%	$2,624	3.4%	$2,361

	Six Months Ended June 30, 2011		REVISED Six Months Ended June 30, 2010
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$12,390	17.1%	$7,965	13.6%	$4,425
Thermal/Acoustical	4,774	3.9%	1,388	1.7%	3,386
Other Products and Services:
Life Sciences Vital Fluids	(579)	(8.1)%	317	4.0%	(896)
Corporate Office Expenses	(7,060)	-	(7,691)	-	631
Consolidated Operating Income	$9,525	4.8%	$1,979	1.3%	$7,546

Performance Materials

Segment net sales, excluding the impact of foreign currency translation, increased by $3.2 million, or 10.2%, in the second quarter of 2011 compared to the second quarter of 2010.  Net sales of Industrial Thermal Insulation products increased by $3.1 million, or 29.6%, net of foreign currency translation, compared to the same period of 2010, primarily from improvement in capital project investments by customers in the cryogenic and insulation markets, resulting in increased demand for the Company’s energy and industrial products.  Net sales of Life Sciences Filtration products increased by $1.0 million, or 39.1%, net of foreign currency translation, compared to the same period of 2010, due primarily from increased volumes of products sold for water filtration and life protection applications.  Net sales of Industrial Filtration Products decreased by $0.9 million, or 5.1%, net of foreign currency translation, compared to the same period of 2010, primarily due to lower volumes of fluid power and transport product net sales as a result of customers adjusting inventory levels in the second quarter of 2011.

The segment reported operating income of $6.1 million, in the second quarter of 2011, or 17.0% of net sales, compared to operating income of $6.0 million, or 19.0% of net sales in the second quarter of 2010.  Operating income in the second quarter of 2011 includes a $0.4 million gain from services provided to the buyer of the electrical papers product line in accordance with the terms of a license agreement.  Operating income in the second quarter of 2010 included the net gain on the sale of the Company’s electrical papers product line of $1.7 million.  Excluding the impact of the gain on sale of the electrical papers product line in the second quarters of 2011 and 2010, operating income was $5.7 million, or 15.8% of net sales, and $4.2 million, or 13.5% of net sales, respectively.  Higher net sales and an improvement in gross profit due to improved absorption of fixed costs resulted in higher operating income in the second quarter of 2011 compared to the second quarter of 2010.

Segment net sales, excluding the impact of foreign currency translation, increased by $12.5 million, or 21.5%, in the first six months of 2011 compared to the first six months of 2010.  Net sales of Industrial Thermal Insulation products increased by $6.3 million, or 32.5%, net of foreign currency translation, compared to the same period of 2010, primarily from improvement in capital project investments by customers in the cryogenic, electrical and insulation markets, resulting in increased demand for the Company’s energy and industrial products.  Net sales of Industrial Filtration Products increased by $3.7 million, or 11.0%, net of foreign currency translation, compared to the same period of 2010, due to higher volumes of air filtration product net sales.  Net sales of Life Sciences Filtration products increased by $2.5 million, or 49.4%, net of foreign currency translation, compared to the same period of 2010, due primarily from increased volumes of products sold for water filtration and life protection applications.

The Performance Materials segment reported operating income of $12.4 million for the six months ended June 30, 2011, an increase of $4.4 million compared to the first six months of 2010. Excluding the impact of the gain from sale of electrical papers product line of $0.8 million for the six months ended June 30, 2011 and $1.7 million for the six months ended June 30, 2010, operating income was 16.0% and 10.6% of net sales, respectively. This increase was driven primarily by higher net sales, and improved gross profit due to improved absorption of fixed costs.

Thermal/Acoustical

Segment net sales, excluding the impact of foreign currency translation, increased by $14.6 million, or 34.7%, compared to the second quarter of 2010.  Automotive parts net sales increased by $14.4 million, compared to the second quarter of 2010, including higher fiber and metal parts net sales of $7.4 million and $7.0 million, respectively.  Higher volumes of net sales were due to strong consumer demand for automobiles on Lydall’s existing platforms, as well as from sales of parts on new platforms awarded to the Company.  Tooling net sales in the second quarter of 2011 were higher by $0.2 million compared to the second quarter of 2010, as a greater number of automotive platforms launched in the second quarter of 2011.

For the second quarter of 2011, operating income for the segment was $2.6 million, compared to breakeven operating results in the second quarter of 2010.  The combination of higher net sales and improved estimated gross profit performance of fiber parts at the NA Auto facility and higher sales volume from metals part sales contributed to the increased operating income.  Beginning in the second quarter of 2010 and through the first quarter of 2011, the segment was impacted by negative gross profit from the fiber parts of the NA Auto facility.  During the second quarter of 2011, gross profit from fiber parts was essentially breakeven.  Negatively impacting segment operating income results in the second quarter of 2011 was higher raw material costs incurred by the segment, specifically inflation in aluminum and fiber, as well as aluminum conversion costs, compared to the second quarter of 2010.

Segment net sales, excluding the impact of foreign currency translation, increased by $36.2 million, or 43.9%, compared to the first half of 2010.  Automotive parts net sales increased by $33.9 million, compared to the first half of 2010, including higher metal and fiber parts net sales of $17.2 million and $16.7 million, respectively.  Higher volumes of net sales were due to strong consumer demand for automobiles on Lydall’s existing platforms, as well as from sales of parts on new platforms awarded to the Company.  Tooling net sales in the first half of 2011 were higher by $2.3 million compared to the first half of 2010, as a greater number of automotive platforms launched in the first half of 2011.

The Thermal/Acoustical Segment reported operating income of $4.8 million for the six months ended June 30, 2011, an increase of $3.4 million compared to the six months ended June 30, 2010. The higher sales volume from automotive parts contributed to the increased operating income, partially offset by lower gross profit from fiber parts of the NA Auto facility, higher raw material costs, specifically inflation in aluminum and fiber, as well as aluminum conversion costs, compared to the first half of 2010.

Other Products and Services

OPS net sales decreased by $0.4 million, or 11.1% due to decreased sales from the Life Sciences Vital Fluids business.  The decrease in the Life Sciences Vital Fluids business was primarily caused by lower volumes of blood transfusion net sales.

OPS reported an operating loss of $(0.3) million for the quarter ended June 30, 2011, compared to operating income of $0.1 million for the second quarter of 2010.  This reduction in Life Sciences Vital Fluids operating results was due to lower net sales as well as increases in fixed overhead costs.

OPS net sales, in the six months ended June 30, 2011, decreased by $0.8 million, or 10.1% due to decreased sales from the Life Sciences Vital Fluids business.  The decrease in the Life Sciences Vital Fluids business was primarily caused by lower volumes of blood filtration and transfusion product net sales.

The Life Sciences Vital Fluids business reported operating loss of ($0.6) million for the six months ended June 30, 2011, compared to operating income of $0.3 million for the six months ended June 30, 2010. The decrease in operating income was driven by a decrease in net sales of $0.8 million in the first half of 2011 compared to the same period in 2010, with fixed and overhead costs remaining mostly flat.

Corporate Office Expenses

Corporate office expenses were $3.4 million in the second quarter of 2011, compared to $3.5 million for the second quarter of 2010.  This decrease was principally due to lower accrued incentive compensation expense of $0.3 million, partially offset by higher employee benefits expense.  The Company records accrued incentive compensation expense in anticipation of meeting certain bonus plan targets.

Corporate office expenses were $7.1 million in the first half of 2011, compared to $7.7 million for the first half of 2010.  This decrease was principally due to lower legal and settlement costs, which primarily resulted from the settlement of litigation with a former employee.

Liquidity and Capital Resources

The Company assesses its liquidity in terms of its ability to generate cash to fund operating, investing and financing activities.  The principal source of liquidity is operating cash flows.  In addition to operating cash flows, other significant factors that affect the overall management of liquidity include capital expenditures, investments in businesses, strategic transactions, income tax payments, outcomes of contingencies, pension funding and availability of lines of credit and long-term financing.  The Company manages worldwide cash requirements by considering available funds among domestic and foreign subsidiaries.  The Company expects to finance its 2011 operating cash and capital spending requirements from existing cash balances, cash provided by operating activities and through borrowings under its existing credit agreements, as needed.

Financing Arrangements

As of June 30, 2011 and December 31, 2010, the majority of debt outstanding was capital lease obligations.  As of June 30, 2011 and December 31, 2010, the Company had no borrowings outstanding under any domestic credit facility, or any foreign subsidiary credit arrangement, other than letters of credit.

As of June 30, 2011, the Company had future minimum lease payments under noncancellable operating leases associated with manufacturing equipment at its NA Auto facility of $5.7 million through the first quarter of 2018, or annual payments of approximately $0.8 million to $1.0 million.

On June 16, 2011, the Company entered into a $35.0 million senior secured revolving domestic credit facility (“Domestic Credit Facility”) with a financial institution, which replaced the Company’s prior $35.0 million domestic credit facility that was terminated by the Company. The Domestic Credit Facility is secured by substantially all of the assets of the Company. The maturity date for the Domestic Credit Facility is June 15, 2016.

Interest is charged on borrowings at the Company’s option of either: (i) Base Rate plus the Applicable Rate, or (ii) the Eurodollar Rate plus the Applicable Rate.  The Base Rate is a fluctuating rate equal to the highest of (a) the federal funds rate plus .50%, (b) the prime rate as set by the financial institution, and (c) the Eurodollar Rate plus 1.0%.  The Eurodollar Rate is a fluctuating LIBOR rate as set by the British Bankers Association, or if such rate is not available, the rate that would be offered by the financial institution’s London Branch to major banks in the London interbank Eurodollar market for deposits in the relevant currency.  The Applicable Rate is determined based on the Company’s Consolidated Leverage Ratio, as defined.  The Applicable Rate added to the Base Rate ranges from 75 basis points to 175 basis points, and the Applicable Rate added to the Eurodollar ranges from 175 basis points to 275 basis points.  A loan that has an interest rate based on the Eurodollar Rate that is lent from the financial institution’s office in the United Kingdom or certain European Union countries is subject to an additional variable interest rate.  The Company pays a quarterly fee equal to the Applicable Rate multiplied by the actual daily unused portion of the credit facility.

The loan agreement governing the Domestic Credit Facility contains a number of affirmative and negative covenants, including financial covenants.  The Company is required to meet a minimum fixed charge coverage ratio.  The fixed charge coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBITDA, as defined in the loan agreement, to fixed charges may not be less than 1 to 1 for the immediately preceding 12 month period. In addition, the Company must maintain a consolidated leverage ratio as of the end of each fiscal quarter of no greater than 2.5 to 1.0.  The Company must also meet a minimum consolidated EBITDA of $15.0 million as of the closing date through September 30, 2014 and $25.0 million thereafter.  Consolidated EBITDA is calculated using the results of the twelve month period ending with calculations for the fiscal periods ending June 30, 2011 and September 30, 2011 beginning on January 1, 2011, calculated on an annualized basis.  As of June 30, 2011, there were no borrowings outstanding under the Domestic Credit Facility and $2.4 million of standby letters of credit outstanding.

At June 30, 2011, the Company has availability of approximately $32.6 million under its Domestic Credit Facility.  The Company’s foreign subsidiaries had various credit arrangements with banks totaling €7.0 million (approximately $10.2 million) with €4.7 million (approximately $6.9 million) available for borrowings, primarily restricted to borrowings at the respective foreign subsidiary.

Operating Cash Flows

Net cash provided by operating activities in the first six months of 2011 was $5.8 million compared with net cash provided by operating activities of $1.2 million in the first six months of 2010. In the first half of 2011 compared to the same period for 2010, net income, excluding the gain on sale from discontinued operations of $3.9 million, improved by $5.2 million as a result of higher net sales.  Since December 31, 2010, operating assets and liabilities increased by $9.2 million, primarily due to an increase in accounts receivable of $11.1 million in the first six months of the year. The increase in accounts receivable was caused by a significant increase in net sales during the last half of the second quarter of 2011 compared to the last half of the fourth quarter of 2010.

Investing Cash Flows

In the first six months of 2011, net cash provided by investing activities was $7.0 million compared to $0.8 million in 2010.  Proceeds from the sale of Affinity, net of transaction costs, on June 29, 2011 provided an increase of $12.8 million.  Capital expenditures were $3.3 million for the first six months of 2011, compared with $4.3 million for the same period of 2010.  Capital spending for 2011 is expected to be approximately $12.0 million to $14.0 million. Additionally, in June 2011 the Company placed $3.3 million into escrow as collateral for letters of credit.  The Company also received $0.8 million from a leasing company as a result of a sales-leaseback transaction for equipment.

Financing Cash Flows

In the first six months of 2011, net cash used for financing activities was $0.7 million compared to cash used of $0.6 million in the first six months of 2010.  Cash used for financing activities was primarily due to capital lease payments.

Other

By letter dated September 14, 2010, the Company provided notice to the Pension Benefit Guaranty Corporation (the “PBGC”) pursuant to Section 4063(a) of ERISA of the occurrence of a Section 4062(e) event with respect to a Lydall pension plan and requested that the PBGC determine its liability, if any, as a result of the Section 4062(e) event. The Section 4062(e) event relates to the substantial cessation by the Company in the second quarter of 2009 of its operations at its St. Johnsbury, Vermont facility and the resulting separation from employment of greater than 20% of the active participants in a Lydall pension plan.  Under Section 4062(e), the PBGC has the authority to require additional contributions to the Plan by the Company or to require the Company to post a bond or fund an escrow in order to secure obligations under the Plan attributable to the separation from employment of the affected employees.  As of June 30, 2011, the Company reached an agreement in principle with the PBGC for the funding by the Company of $0.9 million in cash to the Plan that exceeds required minimum funding contributions. Under the agreement, $0.2 million would be payable upon settlement and $0.7 million ratably in each of 2012, 2013 and 2014.  The Company does not expect the anticipated settlement to impact its results of operations.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Footnote 1 of the “Notes to Consolidated Financial Statements” and Critical Accounting Estimates in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements.  The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain.  Actual results could differ from management’s estimates.  There have been no significant changes in the Company’s critical accounting estimates during the quarter ended June 30, 2011.

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

The projected cash flows of the Life Sciences Vital Fluids reporting unit include assumptions for growth in future years resulting from a strategic initiative to increase market share in the bioprocessing market.  In 2010 and during the first and second quarters of 2011, the Life Sciences Vital Fluids business initiated the qualification of products with a number of new customers; however, there is a lengthy period of time required for customer qualification and the expected improved operating results to be realized by the business.  If future operating performance does not meet expectations or other key assumptions change or are not met, there can be no assurance that the fair value of the reporting unit will continue to exceed its carrying value which could potentially result in a non-cash impairment charge to income from operations.

Recently Issued Accounting Standards

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), which clarifies the wording and disclosures required in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used (to be used) in International Financial Reporting Standards (“IFRS”). The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this standards update to alter the current application of the requirements in ASC 820. The provisions of ASU 2011-04 are effective for public entities prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is prohibited. Therefore, ASU 2011-04 is effective for the Company during the first quarter of fiscal 2012. The eventual adoption of ASU 2011-04 will not have a material effect on the Company’s results of operations, financial condition, or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (Topic 220) which amended its guidance on disclosure and presentation requirements for comprehensive income. This guidance requires comprehensive income to be presented in either a single continuous financial statement or in two separate but consecutive financial statements. The guidance eliminates the previously allowed option of presenting other comprehensive income as a part of changes in stockholders’ equity. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted.  The Company has not adopted ASU 2011-05 and the eventual adoption will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risks from those disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer (the “CEO”) and Vice President, Chief Financial Officer and Treasurer (the “CFO”), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)).  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2011.  The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management of the Company, with the participation of its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

The following change was made in the Company’s internal control over financial reporting during the second quarter ended June 30, 2011 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting:

•	The Company remediated its material weakness in internal control over financial reporting.

Remediation of Material Weakness

As previously disclosed in the Company’s 2010 Annual Report on Form 10-K and first quarter ended March 31, 2011 Form 10-Q, the Company reported a material weakness in internal controls at December 31, 2010 and March 31, 2011.  The Company did not maintain effective internal controls over the preparation and review of journal entries at one of its facilities, and such control failure was also not detected by the monitoring controls related to the review of the facility’s reported operating results.  Specifically, the controls did not operate effectively to ensure the complete, accurate, and timely recording of journal entries at this facility. These control deficiencies could result in a material misstatement of the accounts at this facility that would result in a material misstatement of the Company’s consolidated financial statements that would not be prevented or detected.

Beginning in the fourth quarter of 2010, management designed and implemented remediation measures described below to address the material weakness and enhance the Company’s internal control over financial reporting. During the first and second quarters of 2011, management continued to monitor and evaluate these remediation measures that have been implemented to address the material weakness and enhance the Company’s internal control over financial reporting.  Remediation measures included the following:

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

The remediation measures described above have strengthened the Company’s internal control over financial reporting and a sufficient period of time has passed to demonstrate that their effectiveness is sustainable.  As a result, management concluded that the material weakness was remediated as of June 30, 2011.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

A suit was filed against a subsidiary of the Company on March 31, 2005, in the Vermont Superior Court by Stamp Tech, a safety equipment supplier (“Equipment Supplier”), by and through its alleged assignee, a non-employee temporary worker, with respect to personal injuries allegedly suffered by the alleged assignee.  The plaintiff alleges that the Company subsidiary removed safety equipment that would have prevented the injury.  The parties conducted a mediation session on May 9, 2011 and agreed to settle the matter for $0.4 million, a portion of which was covered by insurance, in exchange for mutual general releases and dismissal of the litigation with prejudice.  The settlement has been implemented and, accordingly, this matter is now concluded.  The impact of the settlement on the Company’s results of operations for the quarter and six months ended June 30, 2011 was immaterial.

In addition to the above, from time-to-time the Company is subject to legal proceedings, claims, investigations and inquiries that arise in the ordinary course of business such as, but not limited to, patent, employment, personal injury, commercial and environmental matters.  Although there can be no assurance, the Company is not aware of any matters pending that are expected to be material with respect to the Company’s business, results of operations or cash flows.

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

Thermal/Acoustical Segment – Supplier to the Global Automotive Market – The Company’s Thermal/Acoustical segment, a vendor to the automotive market, accounted for 60.7% and 60.8% of consolidated net sales in the quarter and six months ended June 30, 2011, respectively.  This business is tied to general economic and industry conditions as demand for vehicles depends largely on the strength of the economy, employment levels, consumer confidence levels, the availability and cost of credit and the cost of fuel. These factors have had and could continue to have a substantial impact on the business.  Negative economic conditions such as rising fuel prices and the continued high rates of unemployment could adversely impact the automotive business.  Adverse developments could reduce demand for new vehicles, causing Lydall’s customers to reduce their vehicle production in North America and Europe and, as a result, demand for Company products would be adversely affected.  Adverse global economic conditions and further deterioration could have a material adverse impact on the Company’s financial position and results of operations.

Thermal/Acoustical Segment - Fiber Parts - The Company cannot predict whether certain actions, including management changes, will succeed in continuing to improve the gross profit of fiber parts at the North American automotive facility and, as a result, there is no assurance that the operating results for the Thermal/Acoustical segment will continue to improve during the second half of 2011.

Another downturn in the Company’s markets could materially adversely affect the Company’s results of operations, financial condition and cash flows - Demand for the Company’s products has recovered from global recessionary lows; however, the global economy remains volatile, affected in part by the risk of debt default by certain European countries or the failure of the U.S. government to raise its debt ceiling. If the global economy were to take another significant downturn, depending upon the length, duration and severity of such a downturn, the Company’s results of operations, financial condition and cash flow could be materially adversely affected.

Environmental Laws and Regulations – The Company is subject to federal, state, local, and foreign environmental, and health and safety laws and regulations that affect ongoing operations.  New and changing environmental laws and regulations may impact the products manufactured by Lydall and sold to customers.  In order to maintain compliance with such laws and regulations, Lydall must devote certain resources and maintain adequate policies, procedures and oversight.  Should the Company fail to do these things, it could be negatively impacted by lower net sales, fines, legal costs, and clean-up requirements which could have a material impact on results of operations and cash flows of the Company.

Volatility in the securities markets, interest rates, and other factors could substantially increase Lydall’s costs and funding for its benefit plans – The Company’s benefit plans are funded with trust assets invested in a diversified portfolio of securities. Changes in interest rates, mortality rates, investment returns, and the market value of plan assets will affect the funded status of the Company’s benefit plans and cause volatility in the net periodic benefit cost and future funding requirements of the plans. A significant increase in benefit plan liabilities or future funding requirements could have a negative impact on the Company’s results of operations and cash flows.

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

10.1
Credit Agreement, dated June 16, 2011, by and between Lydall, Inc., as borrower, and Bank of America, N.A., as lender, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 21, 2011 and incorporated herein by this reference.

10.2
Guaranty Agreement, dated June 16, 2011, by and among Lydall Thermal/Acoustical, Inc., Lydall Filtration/Separation, Inc., Lydall International, Inc., and Bank of America, N.A., filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 21, 2011 and incorporated herein by this reference.

10.3
Security Agreement, dated June 16, 2011 by and between Lydall, Inc., and Bank of America, N.A., filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 21, 2011 and incorporated herein by this reference.

10.4
Security Agreement, dated June 16, 2011 by and between Lydall Thermal/Acoustical, Inc., and Bank of America, N.A., filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated June 21, 2011 and incorporated herein by this reference.

10.5
Security Agreement, dated June 16, 2011 by and between Lydall Filtration/Separation, Inc., and Bank of America, N.A., filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated June 21, 2011 and incorporated herein by this reference.

10.6
Security Agreement, dated June 16, 2011 by and between Lydall International, Inc., and Bank of America, N.A., filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated June 21, 2011 and incorporated herein by this reference.

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

LYDALL, INC.

August 2, 2011	By:	/s/ James V. Laughlan
James V. Laughlan Chief Accounting Officer and Controller (On behalf of the Registrant and as Principal Accounting Officer)

LYDALL, INC.
Index to Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2
Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

10.1
Credit Agreement, dated June 16, 2011, by and between Lydall, Inc., as borrower, and Bank of America, N.A., as lender, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated June 21, 2011 and incorporated herein by this reference.

10.2
Guaranty Agreement, dated June 16, 2011, by and among Lydall Thermal/Acoustical, Inc., Lydall Filtration/Separation, Inc., Lydall International, Inc., and Bank of America, N.A., filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated June 21, 2011 and incorporated herein by this reference.

10.3
Security Agreement, dated June 16, 2011 by and between Lydall, Inc., and Bank of America, N.A., filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K dated June 21, 2011 and incorporated herein by this reference.

10.4
Security Agreement, dated June 16, 2011 by and between Lydall Thermal/Acoustical, Inc., and Bank of America, N.A., filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K dated June 21, 2011 and incorporated herein by this reference.

10.5
Security Agreement, dated June 16, 2011 by and between Lydall Filtration/Separation, Inc., and Bank of America, N.A., filed as Exhibit 10.5 to the Registrant’s Current Report on Form 8-K dated June 21, 2011 and incorporated herein by this reference.

10.6
Security Agreement, dated June 16, 2011 by and between Lydall International, Inc., and Bank of America, N.A., filed as Exhibit 10.6 to the Registrant’s Current Report on Form 8-K dated June 21, 2011 and incorporated herein by this reference.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.