Form 10-Q
period 2011-09-30
LYDALL INC /DE/
filed 2011-11-08
CIK 60977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐     No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $ .10 par value per share.

Total Shares outstanding October 19, 2011	17,153,597

LYDALL, INC.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

	Quarter Ended
	September 30,
	2011	Revised 2010
	(Unaudited)
Net sales	$93,741	$77,746
Cost of sales	79,229	66,345
Gross profit	14,512	11,401
Selling, product development and administrative expenses	12,644	12,090
Gain on sale of product line, net	(404)	(404)
Operating income (loss)	2,272	(285)
Interest expense	103	209
Other (income) expense, net	(15)	193
Income (loss) from continuing operations before income taxes	2,184	(687)
Income tax expense (benefit)	1,053	(1,114)
Income from continuing operations	1,131	427
Income from discontinued operations, net of tax ($524)	-	919
Net Income	$1,131	$1,346
Basic earnings per share:
Continuing operations	$0.07	$0.03
Discontinued operations	$-	$0.06
Net income	$0.07	$0.08
Diluted earnings per share:
Continuing operations	$0.07	$0.03
Discontinued operations	$-	$0.05
Net income	$0.07	$0.08
Weighted average number of common shares outstanding:
Basic	16,757	16,682
Diluted	16,932	16,731

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

	Nine Months Ended
	September 30,
	Revised 2011	Revised 2010
	(Unaudited)
Net sales	$294,245	$226,259
Cost of sales	243,671	187,030
Gross profit	50,574	39,229
Selling, product development and administrative expenses	39,991	39,672
Gain on sale of product line, net	(1,214)	(2,137)
Operating income	11,797	1,694
Interest expense	786	638
Other expense, net	13	45
Income from continuing operations before income taxes	10,998	1,011
Income tax expense (benefit)	4,619	(638)
Income from continuing operations	6,379	1,649
Income from discontinued operations, net of tax of $2,728 and ($324)	4,732	1,309
Net Income	$11,111	$2,958
Basic earnings per share:
Continuing operations	$0.38	$0.10
Discontinued operations	$0.28	$0.08
Net income	$0.66	$0.18
Diluted earnings per share:
Continuing operations	$0.38	$0.10
Discontinued operations	$0.28	$0.08
Net income	$0.66	$0.18
Weighted average number of common shares outstanding:
Basic	16,744	16,664
Diluted	16,893	16,701

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30,	Revised December 31,
	2011	2010
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$22,107	$24,988
Restricted cash	887	-
Short-term investment	12,006	-
Accounts receivable, net	55,243	47,080
Inventories	39,743	37,444
Taxes receivable	510	717
Prepaid expenses and other current assets, net	6,118	4,652
Total current assets	136,614	114,881
Property, plant and equipment, at cost	244,915	246,460
Accumulated depreciation	(164,780)	(158,224)
Net, property, plant and equipment	80,135	88,236
Goodwill	18,188	18,182
Other intangible assets	4,877	5,912
Other assets, net	2,795	3,527
Total assets	$242,609	$230,738

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,219	$1,496
Accounts payable	34,636	33,963
Accrued payroll and other compensation	8,363	9,022
Accrued taxes	4,473	3,430
Other accrued liabilities	3,757	5,077
Total current liabilities	52,448	52,988
Long-term debt	2,616	3,392
Deferred tax liabilities	7,636	5,203
Benefit plan liabilities	12,322	14,116
Other long-term liabilities	876	894

Commitments and Contingencies (Note 15)
Stockholders’ equity:
Preferred stock	-	-
Common stock	2,364	2,364
Capital in excess of par value	56,086	54,799
Retained earnings	181,623	170,512
Accumulated other comprehensive loss	(8,162)	(8,330)
Treasury stock, at cost	(65,200)	(65,200)
Total stockholders’ equity	166,711	154,145
Total liabilities and stockholders’ equity	$242,609	$230,738

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended
	September 30,
	Revised 2011	Revised 2010
	(Unaudited)
Cash flows from operating activities:
Net income	$11,111	$2,958
Adjustments to reconcile net income to net cash provided
by (used for) operating activities:
Gain on sale of discontinued operations, net of tax	(3,857)	-
Gain on sale of product line	(1,214)	(2,137)
Depreciation and amortization	11,541	10,749
Deferred income taxes	482	(887)
Stock based compensation	1,235	1,082
Loss on disposition of property, plant and equipment	9	81
Changes in operating assets and liabilities:
Accounts receivable	(11,776)	(11,971)
Inventories	(6,022)	(17,356)
Taxes receivable	216	3,182
Accounts payable	2,294	8,318
Accrued payroll and other compensation	(233)	4,142
Accrued taxes	1,154	723
Other, net	(2,866)	(220)
Net cash provided by (used for) operating activities	2,074	(1,336)
Cash flows from investing activities:
Net proceeds from divestiture	13,982	-
Receipt from acquisition net assets adjustment	-	276
Proceeds from sale of a product line	-	4,797
Capital expenditures	(5,945)	(7,493)
Reimbursement of cash from leasing company	818	-
Increase in restricted cash	(3,275)	-
Decrease in restricted cash	2,388	-
Purchases of short-term investment	(12,000)	-
Net cash used for investing activities	(4,032)	(2,420)
Cash flows from financing activities:
Debt proceeds	-	1,100
Debt repayments	(1,114)	(2,088)
Common stock issued	115	112
Net cash used for financing activities	(999)	(876)
Effect of exchange rate changes on cash	76	(524)
Decrease in cash and cash equivalents	(2,881)	(5,156)
Cash and cash equivalents at beginning of period	24,988	22,721
Cash and cash equivalents at end of period	$22,107	$17,565

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

On June 29, 2011, the Company sold all of the capital stock of its wholly-owned subsidiary, Lydall Industrial Thermal Solutions, Inc. (“Affinity”).  The condensed consolidated financial statements for the quarter and nine months ended September 30, 2011 and 2010 have been retroactively restated to reflect Affinity as a discontinued operation for all periods presented.

2. Revision of Prior Period Amounts

In preparing Lydall’s financial statements for the quarter ended September 30, 2011, the Company discovered certain prior period errors related to accounting for income taxes associated with dividends from a foreign subsidiary, which were omitted in error from U.S. income tax reporting.  The impact of the errors was partially offset by a resulting adjustment to certain valuation allowances.  These errors impacted income tax expense recorded by the Company beginning in the year ended December 31, 2004 and subsequent periods through June 30, 2011.  The Company evaluated these errors and determined that they were immaterial to each of the reporting periods affected. However, if the adjustments to correct the cumulative errors had been recorded in the current period, the Company believes the impact would be material to 2011 results.  As a result, the Company revised in the current filing previously reported quarterly results for the first and second quarters of 2011, the third and fourth quarters of 2010, as well as Lydall’s annual results for 2010, 2009 and 2008, for these income tax errors.   In addition to recording these out of period tax adjustments, the Company recorded other adjustments to prior period amounts to correct other immaterial out of period errors.

The Consolidated Balance Sheet was also revised to reflect the cumulative effect of these errors described above and other immaterial errors.  These revisions to the Consolidated Balance Sheet resulted in a decrease to retained earnings of $1.3 million and $2.0 million as of December 31, 2010 and June 30, 2011, respectively.

The adjustments to the Consolidated Statement of Cash Flows for the six months ended June 30, 2011 and three months ended March 31, 2011, and all periods in 2010, 2009 and 2008 did not result in any changes to the amounts previously reported for net cash from operating activities, investing activities or financing activities in these periods.  All adjustments had an immaterial effect on the components of cash flows from operating activities and had no net impact on net cash from operating activities in any period.

On June 30, 2011, the Company sold its Affinity business.  Beginning in the Form 10-Q for the period ended June 30, 2011 the Company retroactively restated its results to reflect its Affinity business as a discontinued operation.  Except for the quarterly results for the second and third quarters of 2010, the Company has not retroactively restated its previously reported results for the Affinity sale and discontinued operations.  The Company will retroactively restate the results for 2010 and 2009 and all 2011 and 2010 quarters in its 2011 Form 10-K.  The Company has determined that the impact of the above adjustments will not be material to the revised amounts.

The revisions of prior period reported amounts are as follows:

Consolidated Balance Sheet - December 31, 2009
	As Previously Reported		Revised
in thousands	December 31, 2009	Adjustments	December 31, 2009

Taxes receivable	$4,651	$(1,269)	$3,382
Total current assets	$99,987	$(1,269)	$98,718
Total assets	$224,352	$(1,269)	$223,083

Deferred tax liabilities	$6,357	$(59)	$6,298

Retained earnings	$169,083	$(1,210)	$167,873
Total stockholders' equity	$156,389	$(1,210)	$155,179
Total liabilities and stockholders' equity	$224,352	$(1,269)	$223,083

Consolidated Balance Sheet - December 31, 2010

	As Previously Reported		Revised
in thousands	December 31, 2010	Adjustments	December 31, 2010

Taxes receivable	$1,867	$(1,150)	$717
Total current assets	$116,031	$(1,150)	$114,881
Total assets	$231,888	$(1,150)	$230,738

Accrued taxes	$3,113	$317	$3,430
Total current liabilities	$52,671	$317	$52,988

Deferred tax liabilities	$5,360	$(157)	$5,203

Retained earnings	$171,822	$(1,310)	$170,512
Total stockholders' equity	$155,455	$(1,310)	$154,145
Total liabilities and stockholders' equity	$231,888	$(1,150)	$230,738

Consolidated Balance Sheet - June 30, 2011

in thousands	As Previously Reported		Revised
(Unaudited)	June 30, 2011	Adjustments	June 30, 2011

Accrued taxes	$4,389	$1,501	$5,890
Total current liabilities	$54,332	$1,501	$55,833

Deferred tax liabilities	$7,618	$499	$8,117

Retained earnings	$182,492	$(2,000)	$180,492
Total stockholders' equity	$172,979	$(2,000)	$170,979

Consolidated Statement of Operations - Year Ended December 31, 2008**

	As Previously Reported		Revised
	Year Ended		Year Ended
in thousands, except per share data	December 31, 2008**	Adjustments	December 31, 2008**

Income tax (benefit) expense from continuing operations	$(3,888)	$336	$(3,552)
Loss from continuing operations	$(6,031)	$(336)	$(6,367)
Net loss	$(4,979)	$(336)	$(5,315)
Basic loss per share:
Continuing operations	$(0.37)		$(0.39)
Net loss	$(0.30)		$(0.32)
Diluted earnings (loss) per share:
Continuing operations	$(0.37)		$(0.39)
Net loss	$(0.30)		$(0.32)
Weighted average number of common shares outstanding:
Basic	16,458		16,458
Diluted	16,458		16,458

** As previously reported year ended December 31, 2008 discontinued operations represents the sale of Lydall's wholly owned subsidiary, Lydall Transport, Ltd.

Consolidated Statement of Operations - Year Ended December 31, 2009

	As Previously Reported		Revised
	Year Ended		Year Ended
in thousands, except per share data	December 31, 2009	Adjustments	December 31, 2009

Income tax (benefit) expense	$(3,789)	$243	$(3,546)
Net loss	$(14,572)	$(243)	$(14,815)
Basic loss per share	$(0.88)		$(0.89)
Diluted loss per share	$(0.88)		$(0.89)
Weighted average number of common shares outstanding:
Basic	16,567		16,567
Diluted	16,567		16,567

Consolidated Statement of Operations - Quarter Ended September 30, 2010*

	As Previously Reported		Revised
in thousands, except per share data	Quarter Ended		Quarter Ended
(unaudited)	September 30, 2010*	Adjustments	September 30, 2010*

Income tax (benefit) expense	$(1,284)	$170	$(1,114)
Income (loss) from continuing operations	$597	$(170)	$427
Net income (loss)	$1,516	$(170)	$1,346
Basic earnings per share:
Continuing operations	$0.04		$0.03
Net income	$0.09		$0.08
Diluted earnings per share:
Continuing operations	$0.04		$0.03
Net income	$0.09		$0.08
Weighted average number of common shares outstanding:
Basic	16,682		16,682
Diluted	16,731		16,731

* As previously reported quarter ended September 30, 2010 has been retroactively restated to reflect Affinity as a discontinued operation.

Consolidated Statement of Operations - Quarter Ended December 31, 2010

	As Previously Reported		Revised
in thousands, except per share data	Quarter Ended		Quarter Ended
(unaudited)	December 31, 2010	Adjustments	December 31, 2010

Income tax expense (benefit)	$2,319	$(70)	$2,249
Net (loss) income	$(389)	$70	$(319)
Basic loss per share	$(0.02)		$(0.02)
Diluted loss per share	$(0.02)		$(0.02)
Weighted average number of common shares outstanding:
Basic	16,695		16,695
Diluted	16,695		16,695

Consolidated Statement of Operations - Year Ended December 31, 2010

	As Previously Reported		Revised
	Year Ended		Year Ended
in thousands, except per share data	December 31, 2010	Adjustments	December 31, 2010

Income tax expense	$1,187	$100	$1,287
Net income (loss)	$2,739	$(100)	$2,639
Basic earnings per share	$0.16		$0.16
Diluted earnings per share	$0.16		$0.16
Weighted average number of common shares outstanding:
Basic	16,672		16,672
Diluted	16,788		16,788

Consolidated Statement of Operations - Quarter Ended March 31, 2011

	As Previously Reported		Revised
in thousands, except per share data	Quarter Ended		Quarter Ended
(unaudited)	March 31, 2011	Adjustments	March 31, 2011

Income tax expense	$1,729	$63	$1,792
Net income (loss)	$2,943	$(63)	$2,880
Basic earnings per share	$0.18		$0.17
Diluted earnings per share	$0.17		$0.17
Weighted average number of common shares outstanding:
Basic	16,735		16,735
Diluted	16,838		16,838

Consolidated Statement of Operations - Quarter Ended June 30, 2011

	As Previously Reported		Revised
in thousands, except per share data	Quarter Ended		Quarter Ended
(unaudited)	June 30, 2011	Adjustments	June 30, 2011

Income tax expense	$1,284	$627	$1,911
Income (loss) from continuing operations	$3,243	$(627)	$2,616
Net income (loss)	$7,727	$(627)	$7,100
Basic earnings per share:
Continuing operations	$0.19		$0.16
Net income	$0.46		$0.42
Diluted earnings per share:
Continuing operations	$0.19		$0.15
Net income	$0.46		$0.42
Weighted average number of common shares outstanding:
Basic	16,741		16,741
Diluted	16,909		16,909

3.  Restricted Cash

Restricted cash represents balances with a financial institution not immediately available for use by the Company.  At September 30, 2011, the Company had restricted cash of $0.9 million and no amounts of restricted cash at December 31, 2010.  The restrictions on the Company’s cash are primarily related to outstanding domestic letters of credit issued during the ordinary course of business to satisfy security deposits requirements.  On October 14, 2011, $0.7 million of the restricted cash was released from escrow and returned to the Company.

4.  Short-Term Investment

The Company’s short-term investment at September 30, 2011 consists of a $12.0 million certificate of deposit with a banking institution that has an original maturity of six months. The Company had no short-term investments at December 31, 2010.  The short-term investment is classified as held to maturity and carried on the consolidated balance sheet at amortized cost. At September 30, 2011, the estimated fair value of the investment approximated its amortized cost, and, therefore, there were no significant unrecognized holding gains or losses.

5. Inventories

Inventories as of September 30, 2011 and December 31, 2010 were as follows:

	September 30,	December 31,
In thousands	2011	2010
Raw materials	$21,515	$15,587
Work in process	10,276	11,759
Finished goods	10,000	10,758
	41,791	38,104
Less: Progress billings	(2,048)	(660)
Total inventories	$39,743	$37,444

Included in work in process is gross tooling inventory of $5.3 million and $7.1 million at September 30, 2011 and December 31, 2010, respectively.  Tooling inventory, net of progress billings, was $3.2 million and $6.4 million at September 30, 2011 and December 31, 2010, respectively.

6. Goodwill

The Company tests its goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value may exceed its fair value.

The changes in the carrying amount of goodwill by reporting unit for the nine months ended September 30, 2011 were as follows:

		Currency
	December 31,	translation	September 30,
In thousands	2010	adjustments	2011
Performance Materials	$13,522	$6	$13,528
Other Products and Services	4,660	-	4,660
Total goodwill	$18,182	$6	$18,188

7. Long-term Debt and Financing Arrangements

As of September 30, 2011 and December 31, 2010, the majority of debt outstanding was capital lease obligations.  As of September 30, 2011 and December 31, 2010, the Company had no borrowings outstanding under any domestic credit facility, or any credit arrangement entered into by a foreign subsidiary, other than letters of credit.

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

The loan agreement governing the Domestic Credit Facility contains a number of affirmative and negative covenants, including financial covenants.  The Company is required to meet a minimum fixed charge coverage ratio.  The fixed charge coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBITDA, as defined in the loan agreement, to fixed charges may not be less than 1 to 1 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined, as of the end of each fiscal quarter of no greater than 2.5 to 1.0.  The Company must also meet a minimum consolidated EBITDA of $15.0 million as of the closing date through September 30, 2014 and $25.0 million thereafter.  Consolidated EBITDA is calculated using the results of the prior twelve months with calculations for the fiscal period ending September 30, 2011 beginning on January 1, 2011, calculated on an annualized basis.  As of September 30, 2011, there were no borrowings outstanding under the Domestic Credit Facility and $2.4 million of standby letters of credit were outstanding. The Company was in compliance with its covenants at September 30, 2011.

In addition, on September 30, 2011, the Company, through a foreign subsidiary, entered into a new €8.0 million foreign credit facility, with €6.0 million available for borrowings and €2.0 million available to fund letters of credit. This new foreign credit facility replaced the prior foreign credit facility that expired on September 30, 2011.  The new foreign credit facility, which has a maturity date of September 30, 2014, was completed with the same group of banking institutions and under similar terms and conditions to those in place under the prior credit facility.

The Company expects to fund its cash requirements from existing cash balances, cash generated by operations, and through borrowings, if needed, under its Domestic Credit Facility and foreign credit facilities.  As of September 30, 2011, the Company had availability of $32.6 million under the Domestic Credit Facility. The Company’s foreign subsidiaries had various credit arrangements with banks totaling €9.0 million (approximately $12.0 million) with €7.9 million (approximately $10.5 million) available for borrowings, primarily restricted to borrowings by the respective foreign subsidiary.

8. Divestiture

On June 29, 2011, the Company sold its Affinity business for $15.2 million in cash, including a post-closing purchase price adjustment based upon the net working capital of Affinity as of the closing date of $1.2 million, which was recorded as a receivable at June 30, 2011 and collected during the third quarter of 2011.  Affinity designed and manufactured high precision, specialty engineered temperature-control equipment for semiconductor, pharmaceutical, life sciences and industrial applications.  The Company recorded a gain on sale, net of transaction costs and income taxes, of $3.9 million in the quarter ended June 30, 2011.  The condensed consolidated financial statements have been retroactively restated to reflect Affinity as a discontinued operation for all periods presented.

The following table is a summary of the results of the discontinued operation for the periods ended September 30, 2011 and 2010:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2011	2010	2011	2010
Net Sales	$-	$6,006	$13,255	$15,952

Income before income taxes	-	395	1,374	985
Income tax (benefit) expense	-	(524)	499	(324)
Income from discontinued operations	-	919	875	1,309
Gain on sale of discontinued operations, net of tax of $2,229	-	-	3,857	-
Income from discontinued operations, net of tax	$-	$919	$4,732	$1,309

9. Equity Compensation Plans

As of September 30 2011, the Company had two stock option plans – the 1992 Stock Incentive Compensation Plan (“1992 Plan”) and the 2003 Stock Incentive Compensation Plan (“2003 Plan”), collectively, the “Plans,” under which incentive and non-qualified stock options and time and performance based restricted shares have been granted to employees and outside directors from authorized but unissued shares of common stock or treasury shares.  The 1992 Plan expired in May 2002, but continues to govern all outstanding awards under that plan until the awards themselves are exercised or terminate in accordance with their terms.  The 2003 Plan authorized 2.5 million share options and restricted shares for employees and outside directors and will expire in October 2012.

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

The Company incurred compensation expense of $0.4 million for each of the quarters ended September 30 2011 and September 30 2010 and compensation expense of $1.2 million and $1.1 million for the nine month periods ended September 30 2011 and September 30 2010, respectively, for all stock-based compensation plans, including restricted stock awards.  No compensation costs were capitalized as part of inventory.

Stock Options

The following table is a summary of outstanding and exercisable options as of September 30, 2011:

In thousands except per share amounts and years	Shares	Weighted-Average Excercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2011	837	$8.70	5.8	$972
Exercisable at September 30, 2011	516	$9.69	4.1	$356

There were no options granted during the quarter and nine months ended September 30, 2011.  There were 5,700 options exercised during the quarter and 17,124 options exercised during the nine months ended September 30, 2011.  The amount of cash received from the exercise of stock options during the nine months ended September 30, 2011 was $0.1 million and the intrinsic value of options exercised during the nine months was minimal.  There were no options granted during the quarter and 23,275 options granted during the nine months ended September 30, 2010.  There were 1,750 options exercised during the quarter and 15,400 options exercised during the nine months ended September 30, 2010.  The amount of cash received from the exercise of stock options during the quarter was minimal and cash received during the nine months ended September 30, 2010 was $0.1 million.  The intrinsic value of options exercised during the quarter and nine months was minimal.   At September 30, 2011, the total unrecognized compensation cost related to nonvested stock option awards was approximately $0.8 million, with a weighted average expected amortization period of 2.6 years.

Restricted Stock

Restricted stock includes both performance-based and time-based awards. There were no restricted shares granted or vested in the nine months ended September 30, 2011.  At September 30, 2011, there were 393,000 unvested restricted stock awards with total unrecognized compensation cost related to these awards of $1.5 million with a weighted average expected amortization period of 2.2 years.

10. Employer Sponsored Benefit Plans

As of September 30, 2011, the Company maintains a defined benefit pension plan that covers certain domestic Lydall employees (“domestic pension plan”) that is closed to new employees and benefits are no longer accruing. The domestic pension plan is noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in the plan.  The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes.  The Company expects to contribute approximately $3.4 million in cash to its domestic pension plan in 2011. Contributions of $1.0 million were made during the third quarter of 2011 and $1.8 million for the nine months ended September 30, 2011.  Contributions of $0.9 million were made during the third quarter of 2010 and $1.3 million for the nine months ended September 30, 2010.

The following is a summary of the components of net periodic benefit cost for the domestic pension plan for the quarters and nine months ended September 30, 2011 and 2010:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2011	2010	2011	2010
Components of net periodic benefit cost:
Interest cost	$646	$642	$1,938	$1,926
Expected return on assets	(662)	(584)	(1,986)	(1,750)
Amortization of actuarial loss	140	144	420	434
Net periodic benefit cost	$124	$202	$372	$610

11.  Income Taxes

The Company's effective tax rate for income from continuing operations was 48.2% and 42.0% for the three and nine months ended September 30, 2011. The difference in the Company’s effective tax rate for the quarter and nine months ended September 30, 2011 compared to statutory federal income tax rates is primarily due to reserves against foreign tax credits and a valuation allowance against a foreign net operating loss carryforward.

For the quarter and nine months ended September 30, 2010, the Company’s effective tax rate differs significantly from statutory federal income tax rates due to a change in assertion regarding unremitted foreign earnings related to its German branch and additional valuation reserves against certain foreign tax credits and state net operating losses.

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

The Company maintains a valuation allowance against certain deferred tax assets where realization is not reasonably assured.  The Company evaluates the likelihood of the realization of deferred tax assets and reduces the carrying amount to the extent it believes a portion will not be realized.  The total valuation allowance on foreign tax credits was $4.0 million as of September 30, 2011.  There has been no significant change to this amount during the quarter and nine months ended September 30, 2011.  However, should these assessments change, a reduction in the valuation allowance would result in a tax benefit to the Company which could be material to any one reporting period.  Any benefit would be recorded in the period when realization is reasonably assured.

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

12. Comprehensive Income

Comprehensive income (loss) for the periods ended September 30, 2011 and 2010 was as follows:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2011	Revised 2010	Revised 2011	Revised 2010
Net income	$1,131	$1,346	$11,111	$2,958
Changes in accumulated other comprehensive income (loss):
Foreign currency translation adjustments	(5,892)	7,977	(89)	(3,719)
Pension liability adjustment, net of tax	87	90	257	269
Unrealized loss on derivative instruments, net of tax	-	7	-	(18)
Total comprehensive (loss) income	$(4,674)	$9,420	$11,279	$(510)

13. Earnings Per Share

For the three months and nine months ended September 30, 2011 and 2010, basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period.  Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method as long as their effect is not anti-dilutive.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2011	2010	2011	2010
Basic average common shares outstanding	16,757	16,682	16,744	16,664
Effect of dilutive options and restricted stock awards	175	49	149	37
Diluted average common shares outstanding	16,932	16,731	16,893	16,701

For the quarters ended September 30, 2011 and September 30, 2010, stock options for 0.4 million and 0.7 million shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

Additionally, for the nine months ended September 30, 2011 and September 30, 2010, stock options for 0.5 million and 0.7 million shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

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

The Company’s reportable segments are Performance Materials and Thermal/Acoustical.  The Performance Materials segment reports results of Industrial Filtration, Life Sciences Filtration, and Industrial Thermal Insulation products.  The Thermal/Acoustical segment reports the results of the Company’s automotive products.  OPS includes Life Sciences Vital Fluids.

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

Industrial Thermal Insulation products are high performance nonwoven veils, papers, mats and specialty composites for the building products, appliance, and energy and industrial markets. The Manniglas® Thermal Insulation brand is diverse in its product application ranging from high temperature seals and gaskets in ovens and ranges to specialty veils for HVAC and cavity wall insulation. appLY®  Mat Needled Glass Mats have been developed to expand Lydall’s high temperature technology portfolio for broad application into the appliance market and supplements the Lytherm®  Insulation Media product brand, traditionally utilized in the industrial market for kilns and furnaces used in metal processing. Lydall’s Cryotherm® Super-Insulating Media, CRS-Wrap® Super-Insulating Media and Cryo-LiteTM Cryogenic Insulation products are industry standards for state-of-the-art cryogenic insulation designs used by manufacturers of cryogenic equipment for liquid gas storage, piping, and transportation.

Thermal/Acoustical Segment

The Thermal/Acoustical segment offers a full line of innovative engineered products to assist in noise and heat abatement within the transportation sector.  Lydall products are found in the interior (dash insulators), underbody (fuel tank, exhaust) and under hood (engine compartment) of cars, trucks, SUV’s, heavy duty trucks and recreational vehicles.  Lydall’s patented products include ZeroClearance®, AMS®, Flexshield® and dBCore® comprised of organic and inorganic fiber composites (fiber parts) as well as metal combinations (metal parts).

Other Products and Services

The Life Sciences Vital Fluids business offers specialty products for blood filtration devices, blood transfusion single-use containers and bioprocessing single-use containers and products for containment of media, buffers and bulk intermediates used in biotech, pharmaceutical and diagnostic reagent manufacturing processes.

The tables below presents net sales and operating income (loss) by segment for the quarters and nine months ended September 30, 2011 and 2010, and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

Net sales by segment:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2011	2010	2011	2010
Performance Materials Segment:
Industrial Filtration	$18,518	$17,827	$57,438	$51,919
Industrial Thermal Insulation	12,374	9,615	37,950	28,914
Life Sciences Filtration	3,107	4,822	10,972	9,969
Performance Materials Segment net sales	33,999	32,264	106,360	90,802
Thermal/Acoustical Segment:
Metal parts	$34,354	$26,329	$107,323	$79,321
Fiber parts	19,257	12,467	58,573	35,089
Tooling	2,812	3,468	12,459	10,644
Thermal/Acoustical Segment net sales	56,423	42,264	178,355	125,054
Other Products and Services:
Life Sciences Vital Fluids	$3,788	$3,673	$10,959	$11,653
Other Products and Services net sales	3,788	3,673	10,959	11,653
Eliminations and Other	(469)	(455)	(1,429)	(1,250)
Consolidated Net Sales	$93,741	$77,746	$294,245	$226,259

Operating income (loss) by segment:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2011	2010	2011	2010
Performance Materials	$2,843	$6,013	$15,233	$13,978
Thermal/Acoustical	2,742	(3,167)	7,516	(1,779)
Other Products and Services:
Life Sciences Vital Fluids	(174)	(285)	(753)	32
Corporate Office Expenses	(3,139)	(2,846)	(10,199)	(10,537)
Consolidated Operating Income (Loss)	$2,272	$(285)	$11,797	$1,694

15. Commitments and Contingencies

During the nine months ended September 30, 2011, the Company entered into five operating leases for manufacturing equipment at its North American automotive facility included in the Thermal/Acoustical segment.  The estimated future minimum payments for this equipment are $3.9 million through the first quarter of 2018, or annual payments of approximately $0.6 million to $0.7 million.

By letter dated September 14, 2010, the Company provided notice to the Pension Benefit Guaranty Corporation (the “PBGC”) pursuant to Section 4063(a) of ERISA of the occurrence of a Section 4062(e) event with respect to a Lydall pension plan (the “Plan”) and requested that the PBGC determine its liability, if any, as a result of the Section 4062(e) event. The Section 4062(e) event relates to the substantial cessation by the Company in the second quarter of 2009 of its operations at its St. Johnsbury, Vermont facility and the resulting separation from employment of greater than 20% of the active participants in a Lydall pension plan.  Under Section 4062(e), the PBGC has the authority to require additional contributions to the Plan by the Company or to require the Company to post a bond or fund an escrow in order to secure obligations under the Plan attributable to the separation from employment of the affected employees.  On October 20, 2011, the Company reached an agreement with the PBGC for the funding by the Company of $0.9 million in cash to the Plan in excess of the required minimum funding contributions, which was contributed to the plan on October 24, 2011. This settlement did not have any impact on the Company’s results of operations.

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

16. Recently Issued Accounting Standards

In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350) – Testing Goodwill for Impairment, which amended its guidance to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill.  The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The Company has not yet adopted ASU 2011-08 and the eventual adoption will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (Topic 220) which amended its guidance on disclosure and presentation requirements for comprehensive income. This guidance requires comprehensive income to be presented in either a single continuous financial statement or in two separate but consecutive financial statements. The guidance eliminates the previously allowed option of presenting other comprehensive income as a part of changes in stockholders’ equity. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted.  The Company has not yet adopted ASU 2011-05 and the eventual adoption will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), which clarifies the wording and disclosures required in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used (to be used) in International Financial Reporting Standards (“IFRS”). The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this standards update to alter the current application of the requirements in ASC 820. The provisions of ASU 2011-04 are effective for public entities prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is prohibited. The Company has not yet adopted ASU 2011-04 and the eventual adoption of ASU 2011-04 will not have a material effect on the Company’s results of operations, financial condition, or cash flows.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTSOF OPERATIONS

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended.  In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E.  All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current expectations and assumptions relating to the Company’s business, the economy and other future conditions.  Forward-looking statements generally can be identified through the use of the words “believes,” “anticipates,” “may,” “plans,” “projects,” “expects,” “estimates,” “forecasts,” “predicts,” “targets,” and other similar expressions in connection with the discussion of future operating or financial performance.  Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict.  Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements.  Therefore, investors are cautioned against relying on any of these forward-looking statements.  They are neither statements of historical fact nor guarantees or assurances of future performance.  Forward-looking statements in this Quarterly Report on Form 10-Q includes, among others, statements relating to:

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

Third Quarter 2011 Highlights

Below are financial highlights comparing Lydall’s quarter ended September 30, 2011 results to its quarter ended September 30, 2010 results:

•	Consolidated net sales were $93.7 million, an increase of $16.0 million, or 20.6%;
•	Gross margin increased to 15.5% compared to 14.7%;
•	Selling, product development and administrative expenses as a percentage of net sales decreased by approximately 210 basis points;
•	Consolidated operating income was $2.3 million, or 2.4% of net sales, compared to operating loss of ($0.3) million;
•	Income from continuing operations before income taxes was $2.2 million compared to loss from continuing operations before income taxes of ($0.7) million;
•	Income from discontinued operations, net of tax, was $0.9 million in the third quarter of 2010;
•
Net income was $1.1 million, or $.07 per diluted share in 2011, compared to $1.3 million, or $.08 per diluted share in 2010 (which included an income tax benefit of $1.6 million, or $0.10 per diluted share); and

•	Cash used for operations was $3.7 million compared to $2.5 million for the quarters ended September 30, 2011 and 2010, respectively.

Operational and Financial Overview

Performance Materials Segment

The Performance Materials segment reported net sales of $34.0 million in the third quarter of 2011, which represented an increase of 5.4% from the third quarter of 2010, and operating income of $2.8 million, or 8.4% of net sales, compared to operating income of $6.0 million, or 18.6% of net sales in the third quarter of 2010.  Both periods included $0.4 million of gain recognized from services provided by the Company under a license agreement associated with the June 2010 sale of the electrical papers product line.

The decrease in operating income was primarily a result of higher manufacturing costs, change in product sales mix and higher selling, product development and administrative expenses in the third quarter of 2011 compared to the third quarter of 2010.  The manufacturing costs included higher repairs and maintenance expenses of approximately $0.7 million, higher labor and benefits of approximately $0.7 million, which included a worker compensation claim charge of $0.3 million, as well as a decrease in the absorption of fixed costs due to a concerted effort to reduce levels of work-in-process and finished goods inventories.  Also contributing to lower operating income was the mix of product net sales within the segment.  Net sales of life sciences filtration products, which typically result in higher gross margins than other products, were lower by $1.7 million in the current quarter compared to the third quarter of 2010.  Segment selling, product development and administrative expenses increased by $0.7 million, in the current quarter compared to the third quarter of 2010. This increase was primarily related to increases in wages and salaries and, to a lesser extent, added costs associated with product development.

The Company monitors the impact of global economic volatility on its manufacturing costs and the demand for its products.  The segment was impacted by raw material cost increases in the third quarter of 2011.  These material increases were nearly offset by price increases implemented to compensate for prior period cost inflation which was passed through to customers.  Backlog at September 30, 2011 was at levels below the first and second quarters of 2011. In Europe, beginning in September and continuing early into the fourth quarter of 2011, demand for the Company’s filtration media from filtration OEMs resuming production after their summer shut-down periods has been lower in comparison to recent periods in 2011.  OEMs are cautiously managing inventory levels as they evaluate their markets and demand for their products.  The Company is cautiously managing its spending, but at the same time remains committed to new product development and growth opportunities through strategic transactions.

Thermal/Acoustical Segment

The Thermal/Acoustical segment reported net sales of $56.4 million in the third quarter of 2011, an increase of 33.5% from the third quarter of 2010.  This increase was driven by higher consumer demand for automobiles on Lydall’s existing platforms, as well as from sales of parts on new platforms awarded to the Company.  Segment net sales were 60.2% of the Company’s consolidated net sales in the third quarter of 2011, compared to 54.4% of consolidated net sales in the third quarter of 2010.

The Thermal/Acoustical segment reported operating income in the third quarter of 2011 of $2.7 million, or 4.9% of net sales, compared to an operating loss of ($3.2) million in the third quarter of 2010.  Contributing to this improvement was higher net sales and improved gross margin realized from manufacturing efficiency improvements associated with fiber parts of the North American automotive facility (“NA Auto facility”).  The Company continues to be focused on a comprehensive plan to improve the financial results of fiber parts.

According to a published automotive market forecasting service, production of cars and light trucks in North America and Europe in the third quarter of 2011 increased 4.6%, or 0.3 million vehicles, compared to the third quarter of 2010, indicating that the Thermal/Acoustical segment increased market share through the introduction of new products and growth of the automotive platforms served.  The same service predicts that production of cars and light trucks in North America and Europe for 2011 will grow 6.2% compared to 2010, down slightly from estimates made at the end of the second quarter of 2011.  While uncertain global economic conditions could impact consumer spending on automobiles, backlog for the Thermal/Acoustical segment as of September 30, 2011 was higher than levels at earlier periods of 2011.

Liquidity

At September 30, 2011, the Company had a cash balance of $22.1 million, short-term investments of $12.0 million and no borrowings under any credit facility other than letters of credit.    The Company expects to fund its cash requirements from existing cash balances, cash generated by operations and from available borrowings, as needed, under its Domestic Credit Facility and foreign credit facilities.  At September 30, 2011, the Company had availability of $32.6 million under the Domestic Credit Facility. The Company’s foreign subsidiaries had various credit arrangements with banks totaling €9.0 million (approximately $12.0 million) with €7.9 million (approximately $10.5 million) available for borrowings, primarily restricted to borrowings by the respective foreign subsidiary.

Outlook

The volatility of the global economy and turmoil in world financial markets provide an element of risk and uncertainty in the Company’s near term outlook. Although net sales in the third quarter of 2011 were greater than the comparable quarter of 2010, consolidated backlog at September 30, 2011 was lower than recent quarter ends.  Entering the fourth quarter of 2011 some of the Company’s markets, primarily in the Performance Materials segment, are beginning to be impacted by customers reacting to the possibility of further economic volatility.   A reduction in customer demand could negatively impact the Company’s financial results in the fourth quarter of 2011.

Results of Operations

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three month periods ended September 30, 2011 (Q3-11) and September 30, 2010 (Q3-10) and for the nine months ended September 30, 2011 (YTD-11) and September 30, 2010 (YTD-10).

Net Sales

	Quarter Ended			Nine Months Ended
In thousands	Q3-11	Q3-10	Percent Change	YTD-11	YTD-10	Percent Change
Net sales	$93,741	$77,746	20.6%	$294,245	$226,259	30.0%

Net sales for the current quarter increased by $16.0 million, or 20.6%, compared to the third quarter of 2010. The increase was primarily attributable to higher sales volumes from the Thermal/Acoustical segment of $14.2 million, or 33.5%, compared to the same quarter a year ago. In addition, the Performance Materials segment net sales increased in the third quarter of 2011 by $1.7 million, or 5.4%, compared to the same quarter a year ago, from volume and price increases.  Net sales of OPS, in the third quarter of 2011, increased by $0.1 million, or 3.1%, compared to the same quarter a year ago, primarily due to price increases.  Foreign currency translation increased net sales by $2.8 million, or 3.6%, for the current quarter, compared with the third quarter of 2010, impacting the Thermal/Acoustical segment by $2.0 million and the Performance Materials segment by $0.8 million.

Net sales for the nine months ended September 30, 2011 increased by $68.0 million, or 30.0%, compared to the first nine months of 2010, primarily from changes in sales volumes.  In the Thermal/Acoustical segment, net sales increased by $53.3 million, or 42.6%, compared to the same period of 2010.  Performance Materials segment net sales increased by $15.6 million, or 17.1%, in the first nine months of 2011 compared to the same period of 2010.  Net sales of OPS for the nine months ended September 30, 2011 decreased by $0.7 million, or 6.0%, compared to the first nine months of 2010.  Foreign currency translation increased net sales by $6.9 million, or 3.0%, for the current nine months ended, compared with the first nine months of 2010, impacting the Thermal/Acoustical segment by $4.9 million and the Performance Materials segment by $2.0 million.

Gross Profit

	Quarter Ended			Nine Months Ended
In thousands	Q3-11	Q3-10	Percent Change	YTD-11	YTD-10	Percent Change
Gross profit	$14,512	$11,401	27.3%	$50,574	$39,229	28.9%
Percentage of sales	15.5%	14.7%		17.2%	17.3%

Gross margin for the third quarter of 2011 was 15.5% compared to 14.7% in the third quarter of 2010.  The Thermal/Acoustical segment reported gross margin improvement in the third quarter of 2011, compared to the same quarter of 2010, primarily as a result of higher net sales and improved gross margin realized from manufacturing efficiency improvements associated with fiber parts of the NA Auto facility.  This improvement in gross margin in the Thermal/Acoustical segment was partially offset by lower gross margin in the Performance Materials segment.  Higher manufacturing costs and a change in product sales mix contributed to a reduction in Performance Materials’ segment gross margin.  These costs included higher repairs and maintenance expenses, higher labor and benefits expenses, as well as a decrease in the absorption of fixed costs due to a concerted effort to reduce levels of work-in-process and finished goods inventories.  Also negatively impacting the Performance Materials segment gross margin was lower net sales of life sciences filtration products which typically realize higher gross margins than other segment products.

Gross margin for the nine months ended September 30, 2011 was essentially flat with the comparable period of 2010.  Gross margin was impacted positively by the Performance Materials segment but offset by the Thermal/Acoustical segment and OPS.  Lydall’s overall gross margin was negatively impacted by segment sales mix as the Thermal/Acoustical segment represented a larger proportion of consolidated net sales in the first nine months of 2011 compared to 2010, and the Thermal/Acoustical segment’s gross margin is lower than the Performance Materials segment’s gross margin.

Selling, Product Development and Administrative Expenses

	Quarter Ended			Nine Months Ended
In thousands	Q3-11	Q3-10	Percent Change	YTD-11	YTD-10	Percent Change
Selling, product development and administrative expenses	$12,644	$12,090	4.6%	$39,991	$39,672	0.8%
Percentage of sales	13.5%	15.6%		13.6%	17.5%

The increase in selling, product development and administrative expenses for the third quarter of 2011 compared to the third quarter of 2010 was caused by higher accrued incentive compensation expenses of $0.5 million as the third quarter of 2010 included a reversal of bonus expense of $0.3 million and sales commission expenses of $0.2 million.   Partially offsetting these increases were lower severance related charges of $0.3 million.

Selling, product development and administrative expenses increased by $0.3 million in the first nine months of 2011 compared to the same period of 2010. This increase was attributed to higher salaries and wages and sales commission expenses aggregating $1.3 million as well as foreign currency translation of $0.7 million.  This was partially offset by lower legal expenses of $0.8 million and a decrease in severance related charges of $1.0 million. Higher legal expenses in the first nine months of 2010 were primarily related to litigation and settlement costs with a former employee.

Gain On Sale of Product Line, net

	Quarter Ended			Nine Months Ended
In thousands	Q3-11	Q3-10	Dollar Change	YTD-11	YTD-10	Dollar Change
Gain on sale of product line, net	$404	$404	$-	$1,214	$2,137	$(923)

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

The Company recorded a gross gain on sale of $2.6 million, or a net gain on sale of $1.7 million, after a write-off of $0.9 million of goodwill that was allocated to the electrical papers product line, related to the delivered elements during the quarter ended June 30, 2010, and deferred $3.2 million.  The deferred amount is being recognized as income as services under the License Agreement are delivered in periods subsequent to the sale, including $0.4 million and $1.2 million recognized during the quarter and nine months ended September 30, 2011, respectively.  As of September 30, 2011, the remainder of the gain, approximately $1.2 million, will be recognized on a straight-line basis over the period that the Company satisfies its obligations under the License Agreement.

Discontinued Operation, net of tax

	Quarter Ended		Nine Months Ended
In thousands	Q3-11	Q3-10	YTD-11	YTD-10
Net Sales	$-	$6,006	$13,255	$15,952

Income before income taxes	-	395	1,374	985
Income tax (benefit) expense	-	(524)	499	(324)
Income from discontinued operations	-	919	875	1,309
Gain on sale of discontinued operations, net of tax of $2,229	-	-	3,857	-
Income from discontinued operations, net of tax	$-	$919	$4,732	$1,309

On June 29, 2011, the Company sold its Affinity business for $15.2 million in cash, including a post-closing purchase price adjustment based upon the net working capital of Affinity as of the closing date of $1.2 million, which was recorded as a receivable at June 30, 2011 and collected during the third quarter of 2011.  Affinity designed and manufactured high precision, specialty engineered temperature-control equipment for semiconductor, pharmaceutical, life sciences and industrial applications.  The Company recorded a gain on sale, net of transaction costs and income taxes, of $3.9 million in the quarter ended June 30, 2011.

Interest Expense

	Quarter Ended			Nine Months Ended
In thousands	Q3-11	Q3-10	Percent Change	YTD-11	YTD-10	Percent Change

Interest expense	$103	$209	(50.7)%	$786	$638	23.2%
Weighted average interest rate	5.4%	5.3%		5.4%	5.4%

The decrease in interest expense for the current quarter compared to the third quarter of 2010 is due to lower average principal balances on capital lease obligations as well as lower amortization of debt financing costs resulting from the Company’s new domestic revolving credit facility that was entered into during the second quarter of 2011.

The increase in interest expense in the first nine months of 2011 compared to the same period of 2010 was primarily due to fully amortizing debt financing costs of $0.3 million associated with the Company’s prior domestic revolving credit facility that was terminated by the Company during the second quarter of 2011, partially offset by lower average principal balances on capital lease obligations.

Other Income/Expense

Other income and expense for the third quarter and nine months ended September 30, 2011 and 2010 consisted of insignificant activity related to foreign exchange transaction gains and losses and interest income.

Income Taxes

The Company's effective tax rate for income from continuing operations was 48.2% and 42.0% for the quarter and nine months ended September 30, 2011, respectively. The difference in the Company’s effective tax rate for the quarter and nine months ended September 30, 2011 compared to statutory federal income tax rates is primarily due to reserves against foreign tax credits and a valuation allowance against a foreign net operating loss carryforward.

For the quarter and nine months ended September 30, 2010, the Company’s effective tax rate differs significantly from statutory federal income tax rates.  During the third quarter of 2010, the Company elected to change its assertion regarding unremitted foreign earnings related to its German branch.  Under this election, the Company asserts that undistributed earnings of the branch are no longer indefinitely reinvested, but are available for remittance to Lydall, Inc.  Implementing this change requires that the Company assume that the assertion was reversed at the beginning of fiscal 2010 and compute the effect of currency translations from branch inception through January 1, 2010 using exchange rates prevailing during the time that income was earned or remittances were made.  The tax impact of the resulting currency translation adjustment is reflected in the Company’s 2010 effective tax rate and generated a tax benefit of $4.1 million in the third quarter of 2010.  This benefit resulted from the German branch having incurred losses during periods of time when the U.S. Dollar exchange rates were less favorable compared to the Deutsch Mark and Euro and profits were earned during periods when the U.S. Dollar was strong against the Euro.  The impact of the Company’s election to change its assertion is partially offset by recording additional valuation reserves against certain foreign tax credits, and state net operating losses, which generated tax expense of $2.2 million in the third quarter of 2010.  The reserve reflects the Company’s assessment that the future realization of such tax benefits is not reasonably assured.  The net impact of the above two items contributed to the Company recording a tax benefit of $1.6 million, or $0.10 per diluted share, in the third quarter of 2010.

The Company’s effective tax rates in future periods could be affected by earnings being lower or higher than anticipated in countries where tax rates differ from the United States federal rate. The relative impact of permanent tax adjustments on higher or lower earnings from domestic operations are subject to, changes in net deferred tax asset valuation allowances, completion of acquisitions or divestitures, changes in tax rates or tax laws and the completion of tax audits.

The Company maintains a valuation allowance against certain deferred tax assets where realization is not reasonably assured.  The Company evaluates the likelihood of the realization of deferred tax assets and reduces the carrying amount to the extent it believes a portion will not be realized.  The total valuation allowance on foreign tax credits was $4.0 million as of September 30, 2011.  There has been no significant change to this amount during the quarter and nine months ended September 30, 2011.  However, should these assessments change, a reduction in the valuation allowance would result in a tax benefit to the Company which could be material to any one reporting period.  Any benefit would be recorded in the quarter when realization is reasonably assured.

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

Segment Results

The following table presents sales information for the key product and service groups included within each operating segment and other products and services for the quarter and nine months ended September 30, 2011 compared with the same quarter and nine months ended September 30, 2010:

Net sales by segment:

	Quarter Ended
In thousands	Q3-11	Q3-10	Dollar Change
Performance Materials Segment:
Industrial Filtration	$18,518	$17,827	$691
Industrial Thermal Insulation	12,374	9,615	2,759
Life Sciences Filtration	3,107	4,822	(1,715)
Performance Materials Segment net sales	33,999	32,264	1,735
Thermal/Acoustical Segment:
Metal parts	$34,354	$26,329	$8,025
Fiber parts	19,257	12,467	6,790
Tooling	2,812	3,468	(656)
Thermal/Acoustical Segment net sales	56,423	42,264	14,159
Other Products and Services:
Life Sciences Vital Fluids	$3,788	$3,673	$115
Other Products and Services net sales	3,788	3,673	115
Eliminations and Other	(469)	(455)	(14)
Consolidated Net Sales	$93,741	$77,746	$15,995

	Nine Months Ended
In thousands	YTD-11	YTD-10	Dollar Change
Performance Materials Segment:
Industrial Filtration	$57,438	$51,919	$5,519
Industrial Thermal Insulation	37,950	28,914	9,036
Life Sciences Filtration	10,972	9,969	1,003
Performance Materials Segment net sales	106,360	90,802	15,558
Thermal/Acoustical Segment:
Metal parts	$107,323	$79,321	$28,002
Fiber parts	58,573	35,089	23,484
Tooling	12,459	10,644	1,815
Thermal/Acoustical Segment net sales	178,355	125,054	53,301
Other Products and Services:
Life Sciences Vital Fluids	$10,959	$11,653	$(694)
Other Products and Services net sales	10,959	11,653	(694)
Eliminations and Other	(1,429)	(1,250)	(179)
Consolidated Net Sales	$294,245	$226,259	$67,986

Operating income (loss) by segment:

	Quarter Ended
	Q3-11		Q3-10
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$2,843	8.4%	$6,013	18.6%	$(3,170)
Thermal/Acoustical	2,742	4.9%	(3,167)	(7.5)%	5,909
Other Products and Services:
Life Sciences Vital Fluids	(174)	(4.6)%	(285)	(7.8)%	111
Corporate Office Expenses	(3,139)		(2,846)		(293)
Consolidated Operating Income (Loss)	$2,272	2.4%	$(285)	(0.4)%	$2,557

	Nine Months Ended
	YTD-11		YTD-10
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$15,233	14.3%	$13,978	15.4%	$1,255
Thermal/Acoustical	7,516	4.2%	(1,779)	(1.4)%	9,295
Other Products and Services:
Life Sciences Vital Fluids	(753)	(6.9)%	32	0.3%	(785)
Corporate Office Expenses	(10,199)		(10,537)		338
Consolidated Operating Income	$11,797	4.0%	$1,694	0.7%	$10,103

Performance Materials

Segment net sales, increased by $1.7 million, or 5.4%, in the third quarter of 2011 compared to the third quarter of 2010 from both volume and price increases.  Net sales of Industrial Thermal Insulation products increased by $2.8 million, or 28.7%, compared to the same period of 2010, primarily from improvement in capital project investments by customers in the cryogenic, electrical and insulation markets, resulting in increased demand for the Company’s energy and industrial products.  Net sales of Life Sciences Filtration products decreased by $1.7 million, or 35.6%, compared to the same period of 2010, due primarily from decreased volumes of products sold for water filtration and other life science applications.  Net sales of Industrial Filtration Products increased by $0.7 million in the third quarter of 2011 compared to the same period of 2010 due to foreign currency translation of $0.7 million.

The segment reported operating income of $2.8 million, in the third quarter of 2011, or 8.4% of net sales, compared to operating income of $6.0 million, or 18.6% of net sales in the third quarter of 2010.  Operating income in the third quarters of 2011 and 2010 includes a $0.4 million gain from services provided to the buyer of the electrical papers product line in accordance with the terms of a license agreement.  The decrease in operating income was primarily a result of higher manufacturing costs, change in product sales mix and higher selling, product development and administrative expenses in the third quarter of 2011 compared to the third quarter of 2010.  The manufacturing costs included higher repairs and maintenance expenses of approximately $0.7 million, higher labor and benefits of approximately $0.7 million, which included a worker compensation claim charge of $0.3 million, as well as a decrease in the absorption of fixed costs due to a concerted effort to reduce levels of work-in-process and finished goods inventories.  Also contributing to lower operating income was the mix of product net sales within the segment.  Net sales of life sciences filtration products, which typically result in higher gross margin than other products, were lower by $1.7 million in the current quarter compared to the third quarter of 2010.  Segment selling, product development and administrative expenses increased by $0.7 million, in the current quarter compared to the third quarter of 2010. This increase was primarily related to increases in wages and salaries and, to a lesser extent, added costs associated with product development.

Segment net sales increased by $15.6 million, or 17.1%, in the first nine months of 2011 compared to the first nine months of 2010.  Net sales of Industrial Thermal Insulation products increased by $9.0 million, or 31.3% compared to the same period of 2010, primarily from improvement in capital project investments across all markets, resulting in increased demand for the Company’s products.  Net sales of Industrial Filtration Products increased by $5.5 million, or 10.6% compared to the same period of 2010, due to higher volumes of air filtration product net sales and foreign currency translation of $1.8 million.  Net sales of Life Sciences Filtration products increased by $1.0 million, or 10.1% compared to the same period of 2010, due to increased volumes of products sold for life protection and other life science applications and foreign currency translation of $0.3 million.

The Performance Materials segment reported operating income of $15.2 million for the nine months ended September 30, 2011, an increase of $1.3 million compared to the first nine months of 2010. Excluding the impact of the gain from sale of electrical papers product line of $1.2 million for the nine months ended September 30, 2011 and $2.1 million for the nine months ended September 30, 2010, operating income increased by $2.2 million and operating income was 13.2% and 13.0% of net sales, respectively. This increase was driven primarily by higher net sales and essentially flat gross margin partially offset by higher selling, product development and administrative expenses of $1.6 million.  Higher selling, product development and administrative expenses were primarily related to increases in wages and salaries, and to a lesser extent added costs associated with product development.

Thermal/Acoustical

In the third quarter of 2011, segment net sales increased by $14.2 million, or 33.5%, compared to the third quarter of 2010.  Automotive parts net sales increased by $14.8 million, compared to the third quarter of 2010, including higher metal and fiber parts net sales of $8.0 million and $6.8 million, respectively.  Foreign currency translation increased metal parts net sales by $1.9 million, for the current quarter, compared with the third quarter of 2010.  Higher volumes of net sales were due to strong consumer demand for automobiles on existing platforms, as well as from sales of parts on new platforms awarded to the Company.  Tooling net sales in the third quarter of 2011 were lower by $0.7 million compared to the third quarter of 2010, due to timing of new platform launches, as fewer automotive platforms were launched in the third quarter of 2011.

For the third quarter of 2011, operating income for the segment was $2.7 million, compared to an operating loss of ($3.2) million in the third quarter of 2010.  Contributing to this improvement was higher net sales and improved gross margin realized from manufacturing efficiency improvements associated with fiber parts of the North American automotive facility (“NA Auto facility”).    Negatively impacting segment operating income results in the third quarter of 2011 was higher raw material costs incurred by the segment, specifically inflation in aluminum and fiber, as well as aluminum conversion costs, compared to the third quarter of 2010.

For the first nine months of 2011, segment net sales increased by $53.3 million, or 42.6%, compared to the same period of 2010.  Automotive parts net sales increased by $51.5 million, compared to the nine months of 2010, including higher metal and fiber parts net sales of $28.0 million and $23.5 million, respectively.   Foreign currency translation increased metal parts net sales by $4.7 million, for the first nine months of 2011, compared with the first nine months of 2010.  Higher volumes of net sales were due to strong consumer demand for automobiles on Lydall’s existing platforms, as well as from sales of parts on new platforms awarded to the Company.  Tooling net sales in the first nine months of 2011 were higher by $1.8 million compared to the first nine months of 2010, due to timing of new platform launches.

For the nine months ended September 30, 2011, the Thermal/Acoustical Segment reported operating income of $7.5 million, compared to an operating loss of ($1.8) million in the same period of 2010.   The combination of higher net sales and improved gross margin realized from manufacturing efficiency improvements associated with fiber parts at the NA Auto facility and higher sales volume from metal parts contributed to the increased operating income.  Negatively impacting segment operating income results in 2011 was higher raw material costs incurred by the segment, specifically inflation in aluminum and fiber, as well as aluminum conversion costs, compared to the first nine months of 2010.

Other Products and Services

OPS net sales increased by $0.1 million, or 3.1%, for the quarter ended September 30, 2011 due to increased sales from the Life Sciences Vital Fluids business.  This was primarily caused by higher volumes of blood transfusion product net sales.

OPS reported an operating loss of ($0.2) million for the quarter ended September 30, 2011, compared to an operating loss of ($0.3) million for the third quarter of 2010.  This improvement was primarily due to a slight increase in net sales as well as a marginal reduction in selling, product development and administrative expenses.

OPS net sales, for the nine months ended September 30, 2011, decreased by $0.7 million, or 6.0%, due to decreased net sales from the Life Sciences Vital Fluids business.  The decrease in the Life Sciences Vital Fluids business was primarily caused by lower volumes of blood filtration and transfusion product net sales.

OPS reported an operating loss of ($0.8) million for the nine months ended September 30, 2011, compared to breakeven results for the nine months ended September 30, 2010. The decrease in operating income was driven by lower net sales and a decrease in the absorption of fixed costs.

Corporate Office Expenses

Corporate office expenses were $3.1 million in the third quarter of 2011, compared to $2.8 million for the third quarter of 2010.  This increase was principally due to higher accrued incentive compensation, stock based compensation and other employee benefits expense of $0.3 million.  The third quarter of 2010 included a reversal of accrued incentive compensation expense of $0.2 million.  The Company records accrued incentive compensation expense in anticipation of meeting certain bonus plan targets.

Corporate office expenses were $10.2 million in the nine months of 2011, compared to $10.5 million for the nine months of 2010.  This decrease was principally due to lower legal and settlement costs of $1.0 million, which primarily resulted from the settlement of litigation with a former employee in 2010, partially offset by higher employee benefits costs of $0.6 million associated with stock based compensation and worker’s compensation expenses.

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

Financing Arrangements

As of September 30, 2011 and December 31, 2010, the majority of debt outstanding was capital lease obligations.  As of September 30, 2011 and December 31, 2010, the Company had no borrowings outstanding under any domestic credit facility, or any foreign subsidiary credit arrangement, other than letters of credit.

As of September 30, 2011, the Company had future minimum lease payments under non-cancellable operating leases associated with manufacturing equipment at its NA Auto facility of $5.5 million through the third quarter of 2018, or annual payments of approximately $0.8 million to $1.0 million.

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

The loan agreement governing the Domestic Credit Facility contains a number of affirmative and negative covenants, including financial covenants.  The Company is required to meet a minimum fixed charge coverage ratio.  The fixed charge coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBITDA, as defined in the loan agreement, to fixed charges may not be less than 1 to 1 for the immediately preceding 12 month period. In addition, the Company must maintain a consolidated leverage ratio as of the end of each fiscal quarter of no greater than 2.5 to 1.0.  The Company must also meet a minimum consolidated EBITDA of $15.0 million as of the closing date through September 30, 2014 and $25.0 million thereafter.  Consolidated EBITDA is calculated using the results of the twelve month period ending with the calculation for the fiscal period ending September 30, 2011 beginning on January 1, 2011, calculated on an annualized basis.  As of September 30, 2011, there were no borrowings outstanding under the Domestic Credit Facility and $2.4 million of standby letters of credit outstanding.  The Company was in compliance with all covenants at September 30, 2011.

In addition, on September 30, 2011, the Company, through a foreign subsidiary, entered into a new €8.0 million foreign credit facility, with €6.0 million available for borrowings and €2.0 million available to fund letters of credit. This new foreign credit facility replaced the prior foreign credit facility that expired on September 30, 2011.  The new foreign credit facility, which has a maturity date of September 30, 2014, was completed with the same group of banking institutions and under similar terms and conditions to those in place under the prior credit facility.

At September 30, 2011, the Company has availability of $32.6 million under its Domestic Credit Facility.  The Company’s foreign subsidiaries had various credit arrangements with banks totaling €9.0 million (approximately $12.0 million) with €7.9 million (approximately $10.5 million) available for borrowings, primarily restricted to borrowings at the respective foreign subsidiary.

Operating Cash Flows

Net cash provided by operating activities in the first nine months of 2011 was $2.1 million compared with net cash used for operating activities of $1.3 million in the first nine months of 2010. In the first nine months of 2011 compared to the same period for 2010, net income, excluding the gain on sale from discontinued operations and the gain on sale of a product line from all periods, improved by $5.2 million as a result of higher net sales.  Since December 31, 2010, operating assets and liabilities increased by $17.2 million, primarily due to increases in accounts receivable and inventory of $11.8 million and $6.0 million, respectively, in the first nine months of the year. The increase in accounts receivable was due to higher net sales in the last half of the third quarter of 2011 compared to the last half of the fourth quarter of 2010. The increase in inventories was primarily a result of increased production activity as well as the Company purchasing greater volumes of raw material inventory to take advantage of pricing and availability.

Investing Cash Flows

In the first nine months of 2011, net cash used for investing activities was $4.0 million compared to $2.4 million in 2010.  Proceeds from the sale of Affinity, net of transaction costs, provided an increase of $14.0 million.  The majority of these proceeds were invested in a certificate of deposit of $12.0 million in the third quarter of 2011. Capital expenditures were $5.9 million for the first nine months of 2011, compared with $7.5 million for the same period of 2010.  Capital spending for 2011 is expected to be approximately $9.0 million to $11.0 million. Additionally, in the second quarter of 2011 the Company placed $3.3 million into escrow as collateral for letters of credit, of which $2.4 was returned to the Company during the third quarter of 2011.  The Company also received $0.8 million from a leasing company as a result of a sales-leaseback transaction for equipment.

Financing Cash Flows

In the first nine months of 2011, net cash used for financing activities was $1.0 million compared to cash used of $0.9 million in the first nine months of 2010.  Cash used for financing activities was primarily capital lease payments.

Other

By letter dated September 14, 2010, the Company provided notice to the Pension Benefit Guaranty Corporation (the “PBGC”) pursuant to Section 4063(a) of ERISA of the occurrence of a Section 4062(e) event with respect to a Lydall pension plan (the “Plan”) and requested that the PBGC determine its liability, if any, as a result of the Section 4062(e) event. The Section 4062(e) event relates to the substantial cessation by the Company in the second quarter of 2009 of its operations at its St. Johnsbury, Vermont facility and the resulting separation from employment of greater than 20% of the active participants in a Lydall pension plan.  Under Section 4062(e), the PBGC has the authority to require additional contributions to the Plan by the Company or to require the Company to post a bond or fund an escrow in order to secure obligations under the Plan attributable to the separation from employment of the affected employees.  On October 20, 2011, the Company reached an agreement with the PBGC for the funding by the Company of $0.9 million in cash to the Plan in excess of the required minimum funding contributions, which was contributed to the plan on October 24, 2011. This settlement did not have any impact on the Company’s results of operations.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Footnote 1 of the “Notes to Consolidated Financial Statements” and Critical Accounting Estimates in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements.  The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain.  Actual results could differ from management’s estimates.  There have been no significant changes in the Company’s critical accounting estimates during the quarter ended September 30, 2011.

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

The projected cash flows of the Life Sciences Vital Fluids reporting unit include assumptions for growth in future years resulting from a strategic initiative to increase market share in the bioprocessing market.  In 2010 and during the first nine months of 2011, the Life Sciences Vital Fluids business initiated the qualification of products with a number of new customers; however, there is a lengthy period of time required for customer qualification and the expected improved operating results to be realized by the business.  If future operating performance does not meet expectations or other key assumptions change or are not met, there can be no assurance that the fair value of the reporting unit will continue to exceed its carrying value which could potentially result in a non-cash impairment charge to income from operations.

Recently Issued Accounting Standards

In September 2011, the FASB issued ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350) – Testing Goodwill for Impairment, which amended its guidance to simplify how entities, both public and nonpublic, test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more-likely-than-not threshold is defined as having a likelihood of more than 50 percent. Previous guidance under Topic 350 required an entity to test goodwill for impairment, on at least an annual basis, by comparing the fair value of a reporting unit with its carrying amount, including goodwill.  The guidance is effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, provided that the entity has not yet performed its 2011 annual impairment test or issued its financial statements. The Company has not yet adopted ASU 2011-08 and the eventual adoption will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (Topic 220) which amended its guidance on disclosure and presentation requirements for comprehensive income. This guidance requires comprehensive income to be presented in either a single continuous financial statement or in two separate but consecutive financial statements. The guidance eliminates the previously allowed option of presenting other comprehensive income as a part of changes in stockholders’ equity. This guidance is effective for fiscal years and interim periods within those years beginning after December 15, 2011. Early adoption is permitted.  The Company has not yet adopted ASU 2011-05 and the eventual adoption will not have a material effect on the Company’s consolidated financial position, results of operations or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), which clarifies the wording and disclosures required in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used (to be used) in International Financial Reporting Standards (“IFRS”). The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this standards update to alter the current application of the requirements in ASC 820. The provisions of ASU 2011-04 are effective for public entities prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is prohibited. Therefore, ASU 2011-04 is effective for the Company during the first quarter of fiscal 2012. The Company has not yet adopted ASU 2011-04 and the eventual adoption of ASU 2011-04 will not have a material effect on the Company’s results of operations, financial condition, or cash flows.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risks from those disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer (the “CEO”) and Vice President, Chief Financial Officer and Treasurer (the “CFO”), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)).  Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2011 because of a material weakness in its internal control over financial reporting described below.  The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management of the Company, with the participation of its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

In light of the material weakness described below, the Company performed additional analysis and other post−closing procedures to ensure that the Company's consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect the results for the quarter and nine months ended September 30, 2011. As a result, notwithstanding the material weakness discussed below, management concluded that the consolidated financial statements included in this Form 10-Q fairly present in all material respects the Company’s financial position, results of operations and cash flows for the third quarter and nine months ended September 30, 2011.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

The Company did not maintain effective internal control over the accounting for income taxes associated with a foreign subsidiary, which is disregarded for U.S. income tax reporting.  Specifically, dividends from a foreign subsidiary to the disregarded entity should have been included in U.S. taxable income, but was not.  This control deficiency resulted in the misstatement of income tax expense, taxes receivable, accrued taxes and deferred tax liabilities, which required the revision of previously reported quarterly and annual results, as disclosed in Note 2 to the consolidated financial statements for the period ended September 30, 2011.  This control deficiency could result in a material misstatement of the Company's consolidated financial statements that would not be prevented or detected.  Accordingly, management concluded that this deficiency represents a material weakness in internal control over financial reporting as of September 30, 2011.

Plan for Remediation of Material Weakness

Management has discussed this material weakness with the Audit Review Committee of its Board of Directors.  To address the material weakness in internal controls, management will enhance its internal control over financial reporting as follows:

•
The Company will enhance its quarterly and annual foreign tax packages submitted to its corporate tax department to clearly disclose all transactions that must be considered for impact on U.S. income tax returns.

Management believes the remediation measure described above will remediate the identified control deficiency and strengthen the internal control over financial reporting.  As management continues to evaluate and work to enhance internal control over financial reporting, management may determine that additional measures must be taken to address this control deficiency or may determine that it needs to modify or otherwise adjust the remediation measures described above.  Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to management concluding that the control is now effective.

Changes in Internal Control Over Financial Reporting

Except for the material weakness noted above, there have not been any changes in the Company’s internal control over financial reporting during the three months ended September 30, 2011 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is subject to legal proceedings, claims, investigations and inquiries that arise in the ordinary course of business such as, but not limited to, patent, employment, personal injury, commercial, and environmental matters.  Although there can be no assurance, the Company is not aware of any matters pending that are expected to be material with respect to the Company’s business, results of operations or cash flows.

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

The Company’s Ability to Accurately Report its Financial Results may be Adversely Affected by the Lack of Effective Internal Controls and Procedures - In connection with the preparation and filing of this report, the Company’s Chief Executive Officer and the Chief Financial Officer concluded that the Company's disclosure controls and procedures were not effective as of September 30, 2011, because of a material weakness in its internal control over financial reporting over the accounting for U.S. income taxes associated with dividends from a foreign subsidiary as described in Item 4 of this report.  Although the Company began the process of implementing additional controls and procedures in the financial reporting process during the fourth quarter of 2011, certain controls and procedures intended to address the identified material weakness have not had a sufficient period of time to operate for management to conclude that they are operating effectively.  Until management has been able to test the operating effectiveness of remediated internal controls and to ensure the effectiveness of the Company’s disclosure controls and procedures, the material weakness may materially adversely affect the Company’s ability to report accurately its financial condition, results of operations, and cash flows in the future in a timely and reliable manner.

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

If the Company’s goodwill or other intangible assets become impaired, it may be required to record a significant charge to earnings. – The Company reviews its intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable.   Also, on an annual basis, goodwill is tested by the Company for impairment during the fourth quarter of each year. Factors that may be considered a change in circumstances, indicating that the carrying value of goodwill or amortizable intangible assets may not be recoverable, include, but are not limited to, a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates. Lydall’s results of operations could be materially adversely affected if the Company was required to record a charge to earnings in its consolidated financial statements because of impairment of its goodwill or other intangible assets.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

In August 2003, the Company’s Board of Directors approved a Stock Repurchase Program (“Repurchase Program”) to mitigate the potentially dilutive effects of stock options and shares of restricted and unrestricted stock granted by the Company.  Under the Repurchase Program, shares may be purchased by the Company up to the quantity of shares underlying options and other equity-based awards granted under shareholder approved plans.

If the Company repurchases shares, the Company would take advantage of the safe harbor protections afforded by Rule 10b-18 promulgated under the Securities Exchange Act of 1934 (“Exchange Act”), to engage in future repurchase activity in accordance with the provisions of the Exchange Act.  As of September 30, 2011, there were 2,311,051 shares remaining available for purchase under the Repurchase Program.  There was no repurchase activity under the Repurchase program during 2011.  The following table details the activity for third quarter September 30, 2011.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly announced plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan

July 1, 2011 - July 31, 2011	-	$-	-	2,311,051
August 1, 2011 - August 31, 2011	-	-	-	2,311,051
September 1, 2011 - September 30, 2011	-	-	-	2,311,051
	-	$-	-	2,311,051

Item 6.    Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2
Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

November 8, 2011	By:	/s/ James V. Laughlan
James V. Laughlan Chief Accounting Officer and Controller (On behalf of the Registrant and as Principal Accounting Officer)

LYDALL, INC.
Index to Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2
Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document