Form 10-K
period 2011-12-31
LYDALL INC /DE/
filed 2012-03-14
CIK 60977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the Fiscal Year Ended December 31, 2011

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐    No ☒

On June 30, 2011, the aggregate market value of the Registrant’s voting stock held by nonaffiliates was $198,243,745 based on the New York Stock Exchange closing price on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

On February 15, 2012, there were 17,147,953 shares of Common Stock outstanding, exclusive of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the definitive Proxy Statement to be distributed in connection with the Registrant’s Annual Meeting of Stockholders to be held on April 27, 2012.

The exhibit index is located on pages 39-41.

INDEX TO ANNUAL REPORT ON FORM 10-K

Year Ended December 31, 2011

The information called for by Items 10, 11, 12, 13 and 14, to the extent not included in this document, is incorporated herein by reference to such information included in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and distributed in connection with Lydall, Inc.’s 2012 Annual Meeting of Stockholders to be held on April 27, 2012.

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

Lydall, Inc. and its subsidiaries are hereafter collectively referred to as “Lydall,” the “Company” or the “Registrant.”

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E. All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current expectations and assumptions relating to the Company’s business, the economy and other future conditions. Forward-looking statements generally can be identified through the use of the words “believes,” “anticipates,” “may,” “plans,” “projects,” “expects,” “estimates,” “forecasts,” “predicts,” “targets,” and other similar expressions in connection with the discussion of future operating or financial performance. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Forward-looking statements in this Annual Report on Form 10-K includes, among others, statements relating to:

•	Overall economic and business conditions and the effects on the Company’s markets;
•	The ability of the Company to continue to improve operating results of fiber based products at its North American automotive facility;
•	Expected automobile production in the North American or European automotive markets;
•	Growth opportunities in markets served by the Company’s Performance Materials segment;
•	Product development and new business opportunities;
•	Future strategic transactions, included but not limited to: acquisitions, joint ventures, alliances, licensing agreements and divestitures;
•	The cost and availability of raw materials and energy and ability to pass through to customers increases in such costs;
•	Benefits realized from operating efficiency improvements as a result of Lean Six Sigma and other operational excellence initiatives;
•	The Company’s ability to remediate identified control deficiencies over financial reporting (including a material weakness with respect to accounting for income taxes);
•	Pension plan assumptions and future expense and funding requirements;
•	Future cash flow and uses of cash;
•	Future dividends on, or repurchases of, the Company’s Common Stock;
•	Future amounts of stock-based compensation expense;
•	Future earnings and other measurements of financial performance;
•	Future levels of indebtedness and capital spending;
•	Benefits expected to be realized from capital equipment investments in businesses, including expected realization of sales growth of Solutech membrane products and Life Sciences Vital Fluids bioprocessing products;
•	The Company’s ability to meet cash operating requirements;
•	The Company’s ability to meet financial covenants in its Domestic Credit Facility;
•	The expected future impact of recently issued accounting pronouncements upon adoption;
•	Future effective income tax rates and realization of deferred tax assets;
•	Estimates of fair values of reporting units and long-lived assets used in assessing goodwill and long-lived assets for possible impairment;
•	The expected outcomes of contingencies;
•	The Company’s ability to earn fees for services to be rendered under a process technology license agreement; and
•	Competitive factors in the industries and geographic markets in which the Company competes or may compete.

All forward-looking statements are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in such forward-looking statements. See Item 1A. Risk Factors for a description of identified risks. The occurrence of one or more of these risks, or other unidentified risks, could cause the Company’s actual results to vary materially from recent results or from the anticipated future results.

The Company does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company.

PART I

 Item 1. BUSINESS

Lydall, Inc. has been incorporated in Delaware since 1987 after originally being incorporated in Connecticut in 1969. The principal executive offices are located in Manchester, Connecticut. The Company’s subsidiaries design and manufacture specialty engineered filtration media, industrial thermal insulating solutions, automotive thermal and acoustical barriers, medical filtration media and devices and biopharmaceutical processing components for thermal/acoustical, filtration/separation and bio/medical applications.

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

Foreign and export sales were 49.9% of net sales in 2011, 50.7% in 2010, and 50.8% in 2009. Foreign sales were $144.5 million, $119.5 million, and $94.8 million for the years ended December 31, 2011, 2010 and 2009, respectively. Export sales primarily to Europe, Asia, Mexico and Canada were $47.0 million, $40.7 million, and $27.1 million in 2011, 2010 and 2009, respectively. The increase in foreign sales during 2011 was primarily from sales at the Company’s automotive facility in Germany, which is included in the Thermal/Acoustical segment. The increase in export sales during 2011 was primarily related to higher export sales to Asia in the Performance Materials and Thermal/Acoustical segments.

Foreign operations generated operating income of $11.9 million, $9.8 million, and $1.1 million for the years ended December 31, 2011, 2010 and 2009, respectively. Total foreign assets were $88.9 million at December 31, 2011 compared with $94.1 million at December 31, 2010.

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements are made available free of charge through the Investor Relations section of the Company’s Internet website at www.lydall.com after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “Commission”) and are also available on the Commission’s website at www.sec.gov. Information found on these websites is not part of this Form 10-K. Additionally, the public may read and copy any materials the Company files with the Commission at the Commission’s Public Reference room located at 100 F Street, N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the Commission at 1-800-SEC-0330.

SEGMENTS

The Company’s reportable segments are Performance Materials and Thermal/Acoustical. The Performance Materials segment reports the results of the Industrial Filtration, Industrial Thermal Insulation and Life Sciences Filtration businesses. The Thermal/Acoustical segment reports the results of Lydall’s automotive business, which includes Metal parts, Fiber parts and related Tooling. Other Products and Services (“OPS”) include Life Sciences Vital Fluids. For additional information regarding the Company’s reportable segments, please refer to Note 12 in the Consolidated Financial Statements included in this Annual Report.

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

Industrial Thermal Insulation products are high performance nonwoven veils, papers, mats and specialty composites for the cryogenic, building products, appliance, and high temperature insulation markets. The Manniglas® Thermal Insulation brand is diverse in its product application ranging from high temperature seals and gaskets in ovens and ranges to specialty veils for HVAC and cavity wall insulation. appLY® Mat Needled Glass Mats have been developed to expand Lydall’s high temperature technology portfolio for broad application into the appliance market and supplements the Lytherm® Insulation Media product brand, traditionally utilized in the industrial market for kilns and furnaces used in metal processing. Lydall’s Cryotherm® Super-Insulating Media, CRS-Wrap® Super-Insulating Media and Cryo-Lite™ Cryogenic Insulation products are industry standards for state-of-the-art cryogenic insulation designs used by manufacturers of cryogenic equipment for liquid gas storage, piping, and transportation.

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

Net sales from the Performance Materials segment represented 34.9% of Lydall’s net sales in 2011 compared with 39.0% in 2010 and 40.9% in 2009. Net sales generated by the international operations of the Performance Materials segment accounted for 29.8% of segment net sales in 2011, 2010 and 2009.

Thermal/Acoustical Segment

The Thermal/Acoustical segment offers a full line of innovative engineered products to assist in noise and heat abatement within the transportation sector. Lydall products are found in the interior (dash insulators), underbody (wheel well, fuel tank, exhaust) and under hood (engine compartment) of cars, trucks, SUV’s, heavy duty trucks and recreational vehicles. Lydall’s patented products include ZeroClearance®, AMS®, Flexshield® and dBCore® comprised of organic and inorganic fiber composites (fiber parts) as well as metal combinations (metal parts).

Thermal/Acoustical segment net sales represented 61.7% of the Company’s net sales in 2011, 56.6% in 2010 and 53.3% in 2009. Net sales generated by international operations of the Thermal/Acoustical segment accounted for 44.2%, 46.2% and 51.4% of segment net sales in 2011, 2010 and 2009, respectively.

Other Products and Services

The Life Sciences Vital Fluids business offers specialty products for blood filtration devices, blood transfusion single-use containers and bioprocessing single-use containers and products for containment of media, buffers and bulk intermediates used in biotech, pharmaceutical and diagnostic reagent manufacturing processes.

OPS net sales were 3.8% of the Company’s net sales in 2011 compared with 4.9% in 2010 and 6.1% in 2009.

GENERAL BUSINESS INFORMATION

Lydall holds a number of patents, trademarks and licenses. While no single patent, trademark or license is critical to the success of Lydall, together these intangible assets are of considerable value to the Company.

The Company’s business is generally not seasonal; however, results of operations are impacted by shutdowns at its domestic operations and European operations as a result of customer shutdowns in North America and Europe that typically occur in the third and fourth quarters of each year. Lydall maintains levels of inventory and grants credit terms that are normal within the industries it serves. The Company uses a wide range of raw materials in the manufacturing of its products, including aluminum and other metals to manufacture most of its automotive heat shields and various fibers in its Performance Materials and Thermal/Acoustical segments. The majority of raw materials used are generally available from a variety of suppliers.

Sales to Ford Motor Company accounted for 16.2%, 11.1% and 10.0% of Lydall’s net sales in the years ended December 31, 2011, 2010 and 2009, respectively. No other customer accounted for more than 10% of Lydall’s net sales in such years.

The Company invested $8.1 million in 2011, $8.5 million in 2010 and $7.9 million in 2009, or approximately 2% in 2011 and 3% in 2010 and 2009, of net sales, in research and development to develop new products and to improve existing products. All amounts were expensed as incurred. Most of the investment in research and development is application specific. There were no significant customer-sponsored research and development activities during the past three years.

Backlog at January 31, 2012 was $52.9 million. Lydall’s backlog was $48.3 million at December 31, 2011, $47.4 million at December 31, 2010 and $22.6 million at December 31, 2009. Thermal/Acoustical segment backlog, comprising the global automotive business, was $38.0 million, $35.4 million and $12.2 million at December 31, 2011, 2010 and 2009, respectively. Thermal/Acoustical segment backlog may be impacted by various assumptions, including future automotive production volume estimates, changes in program launch timing and changes in customer development plans. The Company believes that global automotive orders for a two month period represent a reasonable timeframe to be deemed as firm orders and included as Thermal/Acoustical segment backlog. There are minimal seasonal aspects to Lydall’s backlog.

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

As of December 31, 2011, Lydall employed approximately 1,600 people. Four unions with contracts expiring on March 31, 2012 represent approximately 70 employees in the United States. All employees at the facilities in France and the Netherlands are covered under a National Collective Bargaining Agreement. Certain salaried and all hourly employees in Germany are also covered under a National Collective Bargaining Agreement. Lydall considers its employee relationships to be satisfactory and did not have any actual or threatened work stoppages due to union-related activities in 2011.

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

Uncertainty in the global economy may continue to negatively impact Lydall’s business – Uncertainty in the global economy has, and could continue to adversely affect demand for the Company’s products and impact profitability. Among other factors, disruptions in the global credit and financial markets, including diminished liquidity and credit availability, swings in consumer confidence and spending, unstable economic growth and fluctuations in unemployment rates has caused economic instability that had, and could continue to have a negative impact on the Company’s results of operations, financial condition and liquidity and make it difficult to accurately forecast and plan future business activities.

The global economy is volatile, affected in part by the risk of debt default by certain European countries. The Company’s foreign and export sales were 49.9% of net sales in 2011, 50.7% in 2010 and 50.8% in 2009. If the global economy were to take a significant downturn, depending on the length, duration and severity of such downturn, the Company’s business and financial statements could be adversely affected.

The Company’s Thermal/Acoustical segment is tied to general economic and automotive industry conditions – The Company’s Thermal/Acoustical segment, a supplier in the automotive market, accounted for approximately 62% of consolidated net sales in 2011. Approximately 56% of segment net sales were from products manufactured in North America and 44% were manufactured in Europe. This segment is tied to general economic and automotive industry conditions as demand for vehicles depends largely on the strength of the economy, employment levels, consumer confidence levels, the availability and cost of credit and the cost of fuel. These factors have had and could continue to have a substantial impact on the business. Adverse developments could reduce demand for new vehicles, causing Lydall’s customers to reduce their vehicle production in North America and Europe and, as a result, demand for Company products would be adversely affected.

The Company’s quarterly operating results may fluctuate. As a result, the Company may fail to meet or exceed the expectations of research analysts or investors, which could cause our stock price to decline – The Company’s quarterly results are subject to significant fluctuations. Operating results have fluctuated as a result of many factors, including size and timing of orders and shipments, loss of significant customers, product mix, technological change, operational efficiencies and inefficiencies, competition, changes in deferred tax asset valuation allowances and general economic conditions. In addition, lower revenues may cause asset utilization to decrease, resulting in the under absorption of the Company’s fixed costs, which could negatively impact gross margins. Additionally, the Company’s gross margins vary among its product groups and have fluctuated from quarter to quarter as a result of shifts in product mix. Any and all of these factors could affect the Company’s business, financial condition, future results of operations or cash flows and possibly lead to a decline in Lydall’s stock price.

Implementation of our strategic initiatives may not be successful – As part of Lydall’s business strategy, the Company continues to review various strategic and business opportunities to grow the business and to assess the profitability and growth potential for each of its existing businesses. The Company cannot predict with certainty whether any recent or future strategic transactions will be beneficial to the Company. Future performance could be impacted by the Company’s ability to:

•	Identify and effectively complete strategic transactions;
•	Obtain adequate financing to fund strategic initiatives, which could be difficult to obtain; and
•	Successfully integrate and manage acquired businesses that involve numerous operational and financial risks, including difficulties in the integration of acquired operations, diversion of management's attention from other business concerns, managing assets in multiple geographic regions and potential loss of key employees and key customers of acquired operations.

Future performance may also be impacted by the Company’s ability to improve operating margins under its Lean Six Sigma initiatives. The Lean Six Sigma program is intended to improve processes and work flow, improve customer service, reduce costs and leverage synergies across the Company to improve operating margins.

In order to meet its strategic objectives, the Company may also divest assets and/or businesses. Successfully executing such a strategy depends on various factors, including effectively transferring assets, liabilities, contracts, facilities and employees to any purchaser, identifying and separating the intellectual property to be divested from the intellectual property that the Company wishes to retain, reducing or eliminating fixed costs previously associated with the divested assets or business, and collecting the proceeds from any divestitures.

Raw material pricing and supply issues could affect all of the Company’s businesses – The Thermal/Acoustical segment uses aluminum and other metals to manufacture most of its automotive heat shields. The Thermal/Acoustical and Performance Materials segments use various fibers in manufacturing products. If the prices of these raw materials, or any other raw materials, increase, the Company may not have the ability to pass incremental cost increases on to its customers. In addition, an interruption in the ability of the Company to source materials could negatively impact operations and sales.

If the Company’s goodwill or other intangible assets become impaired, it may be required to record a significant charge to earnings – The Company reviews its intangible assets, including goodwill, for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is also tested by the Company for impairment during the fourth quarter of each year. Factors that may be considered a change in circumstances, indicating that the carrying value of goodwill or amortizable intangible assets may not be recoverable, include, but are not limited to, a decline in the Company’s stock price and market capitalization, reduced future cash flow estimates, and slower growth rates. The Company’s most recent review of goodwill for potential impairment determined that the Life Sciences Vital Fluids reporting unit, with $4.7 million of goodwill, had excess fair value over its carrying value of approximately 4%. Lydall’s results of operations could be adversely affected if the Company is required to record a charge to earnings in its Consolidated Financial Statements because of impairment of its goodwill or other intangible assets.

The Company’s ability to accurately report its financial results may be adversely affected by the lack of effective internal controls and procedures – At December 31, 2011, the Company had a material weakness in internal control over financial reporting. In connection with the preparation and filing of the third quarter 2011 Form 10-Q, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the disclosure controls and procedures were not effective as of September 30, 2011 because of a material weakness in its internal control over financial reporting related to the accounting for income taxes associated with a foreign subsidiary. This matter is more fully described in Item 4 of the Form 10-Q filed on November 8, 2011. As described in Item 9A of this Annual Report on Form 10-K, management believes that at December 31, 2011, enhancements have been made to strengthen the disclosure controls and procedures. Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to management concluding that the controls are now effective. Some of the enhancements that have been implemented by management in the fourth quarter of 2011 have not been in place for a sufficient period of time to demonstrate that their effectiveness is sustainable. Until management is able to ensure the effectiveness of the Company’s disclosure controls and procedures, the material weakness may materially adversely affect the Company’s ability to report accurately its financial information in a timely and reliable manner.

Volatility in the securities markets, interest rates, and other factors could substantially increase Lydall’s costs and funding for its domestic defined benefit pension plan – The Company’s domestic defined benefit pension plan is funded with trust assets invested in a diversified portfolio of securities. Changes in interest rates, mortality rates, investment returns, and the market value of plan assets may affect the funded status and cause volatility in the net periodic benefit cost and future funding requirements. A significant increase in benefit plan liabilities or future funding requirements could have a negative impact on the Company’s financial statements.

The Company is involved with certain legal proceedings and may become involved in future legal proceedings all of which could give rise to liability – The Company is involved in legal proceedings that, from time to time, may be material. These proceedings may include, without limitation, commercial or contractual disputes, intellectual property matters, personal injury claims, shareholder claims, and employment matters. No assurances can be given that such proceedings and claims will not have a material adverse impact on the Company’s financial statements.

Changes in tax rates and exposure to additional income tax liabilities – The Company is subject to risks with respect to changes in tax law and rates, changes in rules related to accounting for income taxes, or adverse outcomes from tax audits that may be in process in any of the jurisdictions in which the Company operates. In addition, certain jurisdictions have statutory rates greater than or less than the United States statutory rate. Changes in the mix and source of earnings between jurisdictions could have a significant impact on Lydall’s overall effective tax rate.

Realization of deferred tax assets is not assured – The Company maintains valuation allowances against certain deferred tax assets where realization is not reasonably assured. The Company evaluates the likelihood of the realization of all deferred tax assets and reduces the carrying amount to the extent it believes a portion will not be realized. Changes in these assessments can result in an increase or reduction to valuation allowances on deferred tax assets and could have a significant impact on the Company’s overall effective tax rate.

The Company’s future success depends upon its ability to continue to innovate, improve its products, develop and market new products, and identify and enter new markets – Improved performance and growth are partially dependent on new product introductions planned for the future. Delays in developing products and long customer qualification cycles may impact the success of new product programs. The degree of success of new product programs could impact the Company’s future results.

The Company’s international operations expose it to business, economic, political, legal and other risks – The Company believes that in order to be competitive and grow its businesses, it needs to maintain significant international operations. Foreign sales were $144.5 million, $119.5 million and $94.8 million in 2011, 2010 and 2009, respectively. International operations are subject to inherent risks including political and economic conditions in various countries, unexpected changes in regulatory requirements, longer accounts receivable collection cycles and potentially adverse tax consequences.

Foreign currency exchange rate fluctuations may affect the Company’s results of operations – The Company’s primary currency exposure is to the Euro. The Company’s foreign and domestic operations seek to limit foreign currency exchange transaction risk by completing transactions in functional currencies whenever practical or through the use of foreign currency forward exchange contracts when deemed appropriate. If the Company does not successfully hedge its currency exposure, changes in the rate of exchange between these currencies and the U.S. dollar may negatively impact the Company. Additionally, translation of the results of operations and financial condition of its foreign operations into U.S. dollars may be affected by exchange rate fluctuations. The Company receives a material portion of its revenue from foreign operations.

The Company’s manufacturing processes are subject to inherent risk – The Company operates a number of manufacturing facilities and relies upon an effective workforce and properly performing machinery and equipment. The workforce may experience a relatively high turnover rate, causing inefficiencies associated with retraining and rehiring. The equipment and systems necessary for such operations may break down, perform poorly or fail, possibly causing higher manufacturing costs. Manufacturing processes affect the Company’s ability to deliver quality products on a timely basis, and delays in delivering products to customers could result in the Company incurring penalties from customers.

Increases in energy pricing can affect all of the Company’s businesses – Higher energy costs at the Company’s manufacturing plants or higher energy costs passed on from the Company’s vendors could impact the Company’s profitability.

The Company’s resources are limited and may impair its ability to capitalize on changes in technology, competition and pricing – The industries in which Lydall sells its products are highly competitive and many of the competitors are affiliated with entities that are substantially larger and that have greater financial, technical and marketing resources. The Company’s more limited resources and relatively diverse product mix may limit or impair its ability to capitalize on changes in technology, competition and pricing.

The Company’s products may fail to perform as expected, subjecting it to warranty or other claims from its customers – If such failure results in, or is alleged to result in, bodily injury and/or property damage or other losses, the Company may be subject to product liability lawsuits, FDA product recalls and other claims, any of which could have a material adverse impact on results of operations and cash flows.

If Lydall does not retain its key employees, the Company’s ability to execute its business strategy could be adversely affected – The Company’s success, in part, depends on key managerial, engineering, sales and marketing and technical personnel and its ability to continue to attract and retain additional personnel. The loss of certain key personnel could have a material, adverse effect upon the Company's business and results of operations. There is no assurance that Lydall can retain its key employees or that it can attract competent and effective new or replacement personnel in the future.

The Company’s current reserve levels may not be adequate to cover potential exposures – Estimates and assumptions may affect the reserves that the Company has established to cover uncollectible accounts receivable, excess or obsolete inventory, income tax valuation and fair market value write downs of certain assets and various liabilities. Actual results could differ from those estimates.

The Company is subject to environmental laws and regulations, that could increase its expense and affect operating results – The Company is subject to federal, state, local, and foreign environmental, health and safety laws and regulations that affect operations. New and changing environmental laws and regulations may impact the products manufactured by Lydall and sold to customers. In order to maintain compliance with such laws and regulations, Lydall must devote significant resources and maintain and administer adequate policies, procedures and oversight. Should the Company fail to do these things, it could be negatively impacted by lower net sales, fines, legal costs, and clean-up requirements.

The Company may be unable to adequately protect its intellectual property, which may limit its ability to compete effectively – Lydall owns intellectual property, including patents and trademarks, which play an important role in helping the Company to maintain its competitive position in a number of markets. The Company is subject to risks with respect to (i) changes in the intellectual property landscape of markets in which it competes; (ii) the potential assertion of intellectual property-related claims against Lydall; (iii) the failure to maximize or successfully assert its intellectual property rights; and (iv) significant technological developments by others.

Disruptions may occur to the Company’s operations relating to information technology – The capacity, reliability and security of the Company’s information technology hardware and software infrastructure and the ability to expand and update this infrastructure in response to the Company’s changing needs are important to the operation of the businesses. In response to a review of its IT infrastructure, the Company has undertaken a project to upgrade its ERP system. The deployment, implementation and integration to a new version of its ERP system may not be managed in an efficient, timely and cost effective manner resulting in greater than anticipated costs and other operating difficulties. Also, any inadequacy, interruption, loss of data, integration failure or security failure of the Company’s technology could harm Lydall’s ability to effectively operate its business, which could adversely impact the Company’s results of operations and cash flows.

The Company could be subject to work stoppages or other business interruptions as a result of its unionized work force – A portion of the Company’s hourly employees are represented by various union locals and covered by collective bargaining agreements. These agreements contain various expiration dates and must be renegotiated upon expiration. Specifically, four union contracts expiring on March 31, 2012 represent approximately 70 employees in the United States. If the Company is unable to negotiate any of its collective bargaining agreements on satisfactory terms prior to expiration, the Company could experience disruptions in its operations which could have a material adverse effect on operations.

The Company may not have adequate cash to fund its operating requirements – The principal source of the Company’s liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect the overall management of liquidity include capital expenditures, investments in businesses, acquisitions, income tax payments, pension funding, outcomes of contingencies and availability of lines of credit and long-term financing. The Company’s liquidity can be impacted by the Company’s ability to:

•	Manage working capital and the level of future profitability. The consolidated cash balance is impacted by capital equipment and inventory investments that may be made in response to changing market conditions;
•	Satisfy covenants and other obligations under its Domestic Credit Facility, which could limit or prohibit Lydall’s ability to borrow funds. Additionally, these debt covenants and other obligations could limit the Company’s ability to make acquisitions, incur additional debt, make investments, or consummate asset sales; and
•	Obtain additional financing from other sources.

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES

The principal properties of the Company as of December 31, 2011 are situated at the following locations and have the following characteristics:

Location	Primary Business Segment/General Description	Type of Interest
Hamptonville, North Carolina	Thermal/Acoustical – Product Manufacturing	Owned
Yadkinville, North Carolina	Thermal/Acoustical – Product Manufacturing	Leased
Meinerzhagen, Germany	Thermal/Acoustical – Product Manufacturing	Owned
Saint-Nazaire, France	Thermal/Acoustical – Product Manufacturing	Leased
Green Island, New York	Performance Materials – Specialty Media Manufacturing	Owned
Rochester, New Hampshire	Performance Materials – Specialty Media Manufacturing	Owned
Saint-Rivalain, France	Performance Materials – Specialty Media Manufacturing	Owned
Geleen, the Netherlands	Performance Materials – Specialty Media Manufacturing	Leased
Heerlen, the Netherlands	Performance Materials – Specialty Media Manufacturing	Leased
Winston-Salem, North Carolina	Other Products and Services – Biomedical Products Manufacturing	Leased
Manchester, Connecticut	Corporate Office	Owned

For additional information regarding lease obligations, see Note 15 to the Consolidated Financial Statements. Lydall considers its properties to be in good operating condition and suitable and adequate for its present needs. In addition to the properties listed above, the Company has several leases for sales offices and warehouses in the United States, Europe and Asia. During 2011, the Company sold its Affinity business which included a facility owned in Ossipee, New Hampshire. The Company’s leased manufacturing facility in Yadkinville, North Carolina expires in March 2013.

Item 3. LEGAL PROCEEDINGS

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Lydall, Inc. or its subsidiaries, together with the offices presently held by them, their business experience since January 1, 2007, and their age as of March 1, 2012, the record date of the Company’s 2012 Annual Meeting, are as follows:

Name	Age	Position and Date of Initial Employment	Other Business Experience Since 2007
Dale G. Barnhart	59	President, Chief Executive Officer (August 27, 2007)	Chief Executive Officer, Synventive Molding Solutions (March 2005 - August 2007), a provider of hot runner systems, machine nozzles, temperature controllers and sprue bushings for the injection molding industry.

Erika H. Steiner (formerly Turner)	56	Vice President, Chief Financial Officer and Treasurer (November 4, 2009)	Chief Financial Officer, Superior Industries International (February 2008 – November 2009), a manufacturer of aluminum road wheels for sale to original equipment manufacturers; Chief Financial Officer and Vice President of Finance, Monogram Systems (July 2004 - February 2008), a supplier of cabin systems and equipment to the global aerospace industry.

Mona G. Estey	57	Vice President, Human Resources (July 1, 2000); formerly Director, Human Resources (September 1, 1986)	Not applicable

Paul G. Igoe	49	Vice President, General Counsel and Secretary (October 14, 2009)	Associate General Counsel and Assistant Corporate Secretary, Teradyne, Inc. (June 2001 - September 2009), a supplier of automatic test equipment for the semiconductor industry.

James V. Laughlan	39	Chief Accounting Officer and Controller (March 29, 2010); formerly Principal Accounting Officer and Controller (December 4, 2007); formerly Controller (October 17, 2005)	Not applicable

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK AND DIVIDEND HISTORY

The Company’s Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol LDL. The table below shows the range of reported sale prices on the NYSE Composite Tape for the Company’s Common Stock for the periods indicated. As of December 31, 2011, 5,113 stockholders of record held 17,147,629 shares of Lydall’s Common Stock, $.10 par value.

	High	Low	Close
2011
First Quarter	$9.36	$7.28	$8.89
Second Quarter	12.04	8.55	11.96
Third Quarter	12.50	7.51	8.90
Fourth Quarter	11.70	7.75	9.49

2010
First Quarter	$8.56	$5.21	$7.85
Second Quarter	9.36	7.22	7.64
Third Quarter	8.21	6.51	7.36
Fourth Quarter	9.04	6.91	8.05

The Company does not pay a cash dividend on its Common Stock. The Company’s Domestic Credit Facility, entered into on June 16, 2011, does not place any restrictions on cash dividend payments, so long as the payments do not place the Company in default.

The following table provides information about the Company’s Common Stock that may be issued upon exercise of options and rights under all of the Company’s existing equity compensation plans at December 31, 2011. The number of securities remaining available for issuance at December 31, 2011 was 397,723 and includes 352,812 shares that may be issued as restricted stock, performance shares and other stock awards.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,281,888	$6.51	397,723
Equity compensation plans not approved by security holders	-	-	-
Total	1,281,888	$6.51	397,723

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

As of December 31, 2011, there were 2,501,830 shares remaining available for purchase under the Repurchase Program. There was no repurchase activity under the Repurchase Program during 2011. The 22,371 shares acquired by the Company during the quarter ended December 31, 2011 represent shares withheld by the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans allowing the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due. The following table details the activity for the fourth quarter ended December 31, 2011.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number of Shares Remaining Available for Purchase Under the Plans or Programs
Activity October 1, 2011 - October 31, 2011	1,658	$10.99	—	2,311,051
Activity November 1, 2011 - November 30, 2011	830	$11.46	—	2,311,051
Activity December 1, 2011 - December 31, 2011	19,883	$8.69	—	2,501,830
Total	22,371	$8.96	—	2,501,830

Unregistered Sales of Equity Securities

Lydall sponsored an Employee Stock Purchase Plan (the “Plan”) that provided a method by which participating employees used voluntary, systematic payroll deductions to purchase shares of Lydall Common Stock in open-market purchase transactions effectuated by a broker. The Plan was suspended by the Company on February 25, 2010 and no shares have been purchased for participants since February 1, 2010. The Plan included a Company matching contribution feature, pursuant to which the Company contributed an amount equal to 33 and 1/3 cents for each dollar contributed by a participating employee, up to a maximum of $150 per month. The broker accumulated the contributions and purchased shares of Company stock for participants in open market transactions on a monthly basis. The Company received no proceeds from the transactions. Nevertheless, because the Plan included a matching contribution feature, the Company may have been required to register the transactions under the Securities Act of 1933, and for many years, the Company prepared and filed appropriate registration statements on Form S-8. In connection with the preparation and filing of the Company’s 2009 Annual Report on Form 10-K, the Company concluded that a new registration statement should have been filed with respect to the Plan a number of years ago. During 2010 and 2009, an aggregate of approximately 89,000 shares of Company stock were acquired by participating employees pursuant to the Plan without having been registered. Because the transactions were not registered, certain Plan participants may have a right to rescind their transactions. Based on Lydall’s current stock price, the Company does not believe that any liability for rescission would be material to the Company’s consolidated financial position, results of operations or cash flows.

PERFORMANCE GRAPH

The following graph compares the cumulative total return on Lydall’s shares over the past five years with the cumulative total return on shares of companies comprising the Standard & Poor’s Smallcap 600 Index and the Russell 2000 Index. Cumulative total return is measured assuming an initial investment of $100 on December 31, 2006, including reinvestment of dividends. Due to the diversity of niche businesses that the Company participates in, it is difficult to identify a reasonable peer group or one industry or line-of-business index for comparison purposes. Thus, Lydall has chosen to compare its performance to the Standard & Poor’s Smallcap 600 Index and to the Russell 2000 Index, which are comprised of issuers with generally similar market capitalizations to that of the Company.

	12/06	12/07	12/08	12/09	12/10	12/11

Lydall, Inc.	$100.00	$97.32	$53.19	$48.20	$74.47	$87.79
S&P Smallcap 600	$100.00	$99.70	$68.72	$86.29	$108.99	$110.10
Russell 2000	$100.00	$98.43	$65.18	$82.89	$105.14	$100.75

Item 6. SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

		Revised	Revised	Revised	Revised
In thousands except per share amounts and ratio data	2011	2010	2009	2008	2007
Financial results from continuing operations
Net sales	$383,588	$316,113	$239,732	$290,612	$299,014
Income (loss) from continuing operations	$9,047	$1,899	$(13,165)	$(1,581)	$8,611
Common stock per share data
Diluted income (loss) from continuing operations	$0.54	$0.11	$(0.79)	$(0.10)	$0.52
Diluted income (loss) from discontinued operations	$0.28	$0.04	$(0.10)	$(0.23)	$(0.01)
Diluted net income (loss)	$0.82	$0.16	$(0.89)	$(0.32)	$0.51
Financial position
Total assets	$235,185	$230,738	$223,083	$234,944	$258,159
Long-term debt, net of current maturities	$2,261	$3,392	$5,220	$6,699	$8,377
Total stockholders’ equity	$160,852	$154,145	$155,179	$165,173	$179,760
Property, plant and equipment
Net property, plant and equipment	$78,939	$88,236	$93,419	$101,592	$107,231
Capital expenditures	$8,884	$12,001	$5,921	$12,037	$14,610
Depreciation	$13,625	$13,650	$14,923	$15,867	$15,171
Performance and other ratios
Gross margin	17.6%	17.0%	13.8%	21.4%	23.6%
Operating margin	4.2%	1.1%	(6.4)%	(0.8)%	5.4%
Total debt to total capitalization	2.0%	3.1%	4.2%	4.7%	5.2%

Please read Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and the Notes to the Consolidated Financial Statements for specific changes in the Company and its markets that provide context to the above data for the years 2009 through 2011, including without limitation discussions concerning (i) how global economic uncertainties have affected the Company’s results; (ii) business combinations and dispositions of business operations; and (iii) restructuring related charges. In 2008, changes in the Company that provide context to the above data include the recording of pretax impairment charges related to goodwill and long-lived assets of $17.4 million, or $0.66 per diluted share, and pretax restructuring related charges associated with the North American automotive consolidation of $1.6 million, or $0.06 per diluted share.

On June 29, 2011, the Company sold its Affinity business for $15.2 million in cash. Affinity designed and manufactured high precision, specialty engineered temperature-control equipment for semiconductor, pharmaceutical, life sciences and industrial applications. The Company recorded a gain on sale, net of transaction costs and income taxes, of $3.9 million. The Consolidated Financial Statements have been retroactively restated to reflect Affinity as a discontinued operation for all periods presented.

As disclosed in the Company’s Form 10-Q for the period ended September 30, 2011 and Note 2 to the Consolidated Financial Statements in this Form 10-K, the Company has revised prior period results for the years ended 2010, 2009, 2008, and 2007 to correct errors in accounting for income taxes associated with dividends from a foreign subsidiary. Please read Note 2 to the Consolidated Financial Statements for the impact to 2010 and 2009. The revision resulted in a decrease to retained earnings of $1.0 million and $0.6 million as of December 31, 2008 and December 31, 2007, respectively.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Outlook

Lydall, Inc. and its subsidiaries (collectively, the “Company” or “Lydall”) design and manufacture specialty engineered filtration media, industrial thermal insulating solutions, automotive thermal and acoustical barriers, medical filtration media and devices and biopharmaceutical processing components for filtration/separation, thermal/acoustical, and bio/medical applications. Lydall principally conducts its business through two reportable segments: Performance Materials and Thermal/Acoustical, with sales globally.

The Performance Materials segment includes filtration media solutions for air, fluid power, and industrial applications (“Industrial Filtration”), air and liquid life science applications (“Life Sciences Filtration”), and industrial thermal insulation solutions for building products, appliances, and energy and industrial markets (“Industrial Thermal Insulation”).

The Thermal/Acoustical segment offers a full line of innovative engineered products to assist in noise and heat abatement within the transportation sector. Lydall products are found in the interior (dash insulators), underbody (wheel well, fuel tank, exhaust) and under hood (engine compartment) of cars, trucks, SUV’s, heavy duty trucks and recreational vehicles. Lydall’s patented products include organic and inorganic fiber composites (fiber parts) as well as metal combinations (metal parts).

Included in OPS is the Life Sciences Vital Fluids business. Life Sciences Vital Fluids offers specialty products for blood filtration devices, blood transfusion single-use containers and bioprocessing single-use containers and products for containment of media, buffers and bulk intermediates used in biotech, pharmaceutical and diagnostic reagent manufacturing processes.

On June 29, 2011, the Company sold its Affinity business. Affinity designed and manufactured high precision, specialty engineered temperature-control equipment for semiconductor, pharmaceutical, life sciences and industrial applications. The Consolidated Financial Statements have been retroactively restated to reflect Affinity as a discontinued operation for all periods presented.

Highlights

Below are financial highlights comparing Lydall’s 2011 results to its 2010 results:

•	Consolidated net sales increased by $67.5 million, or 21.3%, to a record annual amount of $383.6 million;
•	Gross margin increased to 17.6% compared to 17.0%;
•	Selling, product development and administrative expenses as a percentage of net sales decreased from 16.7% to 13.8%, or 290 basis points;
•	Consolidated operating income from continuing operations was $16.2 million, or 4.2% of net sales, compared to $3.5 million, or 1.1% of net sales;
•	Income from discontinued operations, net of tax, was $4.7 million (including gain on sale of $3.9 million) compared to $0.7 million;
•	Net income was $13.8 million (including gain on sale of $3.9 million), or $0.82 per diluted share, compared to $2.6 million, or $0.16 per diluted share;
•	Cash and short-term term investments were $42.9 million at December 31, 2011 compared to $25.0 million at December 31, 2010.

Operational and Financial Overview

Lydall reported record net sales in 2011 of $383.6 million and its highest operating income from continuing operations since 2007. Sales growth was reported in both the Performance Materials and Thermal/Acoustical segments. The improvement in operating income was primarily attributable to the Thermal/Acoustical segment due to an increase in net sales of $57.7 million, or 32.2%, and operating income improvement of $12.4 million. Contributing to this increase was the implementation of a comprehensive plan which began to improve the financial results for fiber automotive parts in the Thermal/Acoustical segment.

The Company closely managed its selling, product development and administrative expenses in 2011, reporting 13.8% as a percentage of net sales compared to 16.7% in 2010. Expenses were essentially flat in 2011 compared to 2010 as increased selling costs as a result of higher net sales were offset by lower administrative expenses.

During 2011, the Company continued to evaluate the fit and growth potential of its existing businesses. During the second quarter of 2011, the Company divested of its Affinity business, previously included in OPS, and recorded a gain on sale of $3.9 million, net of tax. In 2012, the Company will continue to evaluate each of its businesses for growth potential and its ability to maximize shareholder value.

Lydall ended 2011 with cash and cash equivalents and short-term investments of $42.9 million compared to $25.0 million at December 31, 2010. Other than capital lease obligations, the Company does not have any significant debt outstanding. The Company is selective in making capital investments and invests in equipment to support strategic growth markets as well as improving the Company’s manufacturing efficiency.

Performance Materials Segment

The Performance Materials segment reported record net sales of $134.1 million in 2011, which represented an increase of 8.9% from 2010, and operating income of $18.2 million, or 13.6% of net sales, compared to operating income of $17.2 million, or 14.0% of net sales in 2010. Included in 2011 and 2010 operating income was $1.6 million and $2.5 million, respectively, of gain recognized from the 2010 sale of the electrical papers product line and services provided by the Company under a license agreement associated with that sale. Excluding this gain in both periods, operating margin in 2011 was 12.4% compared to 11.9% in 2010. This increase was primarily a result of a reduction in selling, product development and administrative expenses as a percentage of net sales as gross margin in 2011 remained essentially flat compared to 2010.

This segment is comprised of the industrial filtration, industrial thermal insulation and life sciences filtration businesses which all reported increased net sales in 2011 compared to 2010. These businesses are in markets that the Company believes present long-term growth opportunities through expansion of existing products and through strategic transactions. Although the segment reported record net sales in 2011, backlog at December 31, 2011 was at levels below December 31, 2010 due to a general leveling off of demand, following peak net sales in the first half of 2011. In Europe and Asia, beginning in September 2011, demand for the Company’s filtration media from filtration OEMs was lower as OEMs cautiously manage inventory levels as they evaluate their markets and demand for their products. The Company is cautiously managing its spending, but at the same time remains committed to new product development and growth opportunities.

Thermal/Acoustical Segment

The Thermal/Acoustical segment reported record net sales of $236.8 million in 2011, an increase of 32.2% from 2010. Segment net sales were 61.7% of the Company’s consolidated net sales in 2011, compared to 56.6% of net sales in 2010. According to a published automotive market forecasting service, production of cars and light trucks in North America and Europe in 2011 increased by 8.9%, or 2.7 million vehicles, compared to 2010, indicating that the Thermal/Acoustical segment increased market share through the introduction of new products and growth of the automotive platforms served. The same service predicts that production of cars and light trucks in North America and Europe in 2012 will be essentially flat with 2011. While uncertain global economic conditions could impact consumer spending on automobiles, backlog for the Thermal/Acoustical segment as of December 31, 2011 was higher than December 31, 2010.

The segment reported operating income in 2011 of $12.9 million compared with operating income of $0.4 million in 2010. Contributing to this improvement was higher net sales and improved gross margin realized from manufacturing efficiency improvements associated with fiber parts of the North American automotive facility (“NA Auto Facility”) in 2011. Segment gross margin increased by 270 basis points in 2011 compared to 2010. While the operating results of fiber parts began to improve in the second half of 2011, the Company continues to be focused on its comprehensive improvement plan for fiber parts.

In the first quarter of 2012, the Thermal/Acoustical segment continues to implement a comprehensive improvement plan in its fibers business. Internal organizational changes were made in the Company’s Thermal/Acoustical segment to better align the Company’s structure with its strategic direction. As a result, the Company is evaluating the impact of these changes on its reportable segments.

Outlook

The Company is focused on increasing revenues and margins in all operations through additional efficiencies, Lean Six Sigma initiatives, new product development and improving plant capabilities. Priorities for 2012 include:

•	Realizing expected sales growth of Solutech membrane products in the Performance Materials segment and Life Sciences Vital Fluids’ bioprocessing products;
•	Launching market driven, value enhancing new products;
•	Further improvements in operating results of automotive fiber parts;
•	Efficient use of working capital and deployment of cash;
•	Assessing Lydall’s portfolio of businesses in order to focus on core competencies and maximizing shareholder value; and
•	Acquisitions in the Company’s strategic growth markets.

The volatility of the global economy and turmoil in world financial markets provide an element of risk and uncertainty which the Company is carefully monitoring. Spending will be managed cautiously, without sacrificing future growth and new product development.

Prior Period Amounts

During the third quarter of 2011, the Company revised prior period financial statements for the years ended 2010, 2009, 2008 and 2007 to correct accounting errors for income taxes associated with dividends from a foreign subsidiary. None of the revisions were considered material to the periods impacted, as disclosed in Note 2 to Notes to the Consolidated Financial Statements. All figures in Item 7 of this filing are provided as revised.

The Consolidated Financial Statements have been retroactively restated to reflect Affinity as a discontinued operation for all periods presented (See Note 8 to the Consolidated Financial Statements).

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

In thousands of dollars	2011	Percent Change	2010	Percent Change	2009
Net sales	$383,588	21.3%	$316,113	31.9%	$239,732

The increase in 2011 net sales of $67.5 million, or 21.3%, compared with 2010, was primarily attributable to higher sales volumes from the Thermal/Acoustical segment of $57.7 million, or 32.2%. In addition, 2011 Performance Materials segment net sales increased by $10.9 million, or 8.9%, compared with 2010. Net sales of OPS decreased by $0.9 million, or 5.7%. Included in these figures is foreign currency translation, which increased net sales by $6.6 million, or 2.1%, for the current year, compared with 2010, impacting the Thermal/Acoustical segment by $4.6 million and the Performance Materials segment by $2.0 million.

The increase in 2010 net sales of $76.4 million, or 31.9%, compared with 2009, was primarily attributable to higher sales volumes from the Thermal/Acoustical segment of $51.3 million, or 40.1%, and the Performance Materials segment of $25.1 million, or 25.6%. Net Sales of OPS increased by $1.0 million or 6.6%. Included in these figures is foreign currency translation, which decreased net sales by $6.6 million, or 2.8%, in 2010 compared to 2009, impacting the Thermal/Acoustical segment by $4.5 million and the Performance Materials segment by $2.1 million.

Gross Profit

In thousands of dollars	2011	2010	2009
Gross profit	$67,506	$53,863	$33,183
Gross margin	17.6%	17.0%	13.8%

The increase in gross margin in 2011 compared to 2010 was attributable to the Thermal/Acoustical segment. Improved absorption of fixed costs due to higher net sales of $57.7 million and realized manufacturing efficiency improvements and other cost savings associated with fiber parts of the NA Auto Facility contributed to increased gross margin for the Thermal/Acoustical segment. The Performance Materials segment reported essentially flat gross margin in 2011 compared to 2010, while gross margin for OPS was lower in 2011 compared to 2010 due to a reduction in net sales resulting in lower absorption of fixed costs.

The increase in gross margin in 2010 compared to 2009 was attributable to improved gross margin from both the Performance Materials and Thermal/Acoustical segments. The Performance Materials segment reported improved gross margin primarily due to significantly higher net sales and the resulting improved absorption of fixed costs. The 2009 gross margin was negatively impacted by restructuring related charges of $5.7 million, or 230 basis points, associated with the NA Auto consolidation, included in the Thermal/Acoustical segment. Excluding these restructuring charges in 2009, the Thermal/Acoustical segment gross margin percentage increased marginally in 2010 compared to 2009 due to improvements in gross margin for worldwide non-fiber based products from higher sales partially offset by higher per unit costs for fiber-based products at its NA Auto Facility.

Selling, Product Development and Administrative Expenses

In thousands of dollars	2011	2010	2009
Selling, product development and administrative expenses	$52,937	$52,890	$48,470
Percentage of net sales	13.8%	16.7%	20.2%

Selling, product development and administrative expenses in 2011 were essentially flat with 2010. Reductions in legal expenses of $0.9 million and severance related charges of $1.0 million were offset by increases in sales commission expense of $0.8 million, workers compensation charges of $0.5 million and salaries and wages expense of $0.3 million, as well as increases in other discretionary spending. Higher legal expenses in 2010 were primarily related to litigation and settlement costs with a former employee. The increase in net sales in 2011, compared to 2010, caused the increase in sales commission expense in 2011. Higher salaries and wages expense were primarily caused by annual rate increases.

Selling, product development and administrative expenses increased in 2010 by $4.4 million, or 9.1%, compared to 2009. However, as a percentage of net sales, selling, product development and administrative expenses decreased by 350 basis points in 2010 compared to 2009. The increase in 2010 expenses was primarily due to higher incentive compensation expense of $1.6 million, sales commission expense of $0.8 million, legal expenses of $0.8 million, primarily associated with a matter with a former employee, salaries and wages expense of $0.4 million, severance-related expenses of $0.4 million and research and development trial expenses of $0.4 million. Because certain businesses met 2010 bonus plan targets, the Company recorded incentive compensation in 2010, while in 2009 the Company did not record any incentive compensation expense. A significant increase in net sales in 2010, compared to 2009, caused the increase in sales commission expense in 2010. Higher salaries and wages expense was primarily caused by higher headcount in 2010 compared to 2009 to support the increase in net sales in 2010 and strategic initiatives for the Company, and, to a lesser extent, the reinstatement of the matching contribution to its sponsored 401(k) plan in July 2010, for all non-union domestic employees.

Gain on Sale of Product Line, net

In thousands of dollars	2011	2010	2009
Gain on sale of product line, net	$1,619	$2,542	$-

On June 30, 2010, the Company divested its electrical papers product line business for total consideration of $5.8 million, of which $4.8 million was paid on June 30, 2010. This transaction contained multiple deliverables, some of which were delivered on June 30, 2010, while others have been, and will continue to be, delivered in subsequent periods. The Company deferred $3.2 million of the gain from this sale related to undelivered elements of the transaction at June 30, 2010. As part of the sale transaction, the Company entered into a Manufacturing Agreement and a License Agreement with the buyer. Under the Manufacturing Agreement, the Company is obligated to manufacture and sell electrical paper products to the buyer for a two-year period. Pursuant to the License Agreement, treated as a separate unit of accounting, the Company granted the buyer the right to use certain process technology and agreed to provide certain services to the buyer to facilitate the transfer of know-how for the manufacture of electrical paper products. Under the License Agreement, the buyer is obligated to pay the Company the additional $1.0 million on the earlier of June 30, 2012 or completion by Lydall of its obligations to provide services to the buyer.

For the year ended December 31, 2010, the Company recorded a $2.5 million gain related to this transaction. This gain comprised of the gain on sale of $1.7 million recognized in the second quarter of 2010, net of a write-off of $0.8 million of goodwill that was allocated to the electrical papers product line, and income of $0.8 million recognized during the six months ended December 31, 2010 as the Company provided services to the buyer in accordance with the terms of the License Agreement. The deferred gain amount is being recognized as income as services under the License Agreement are delivered in periods subsequent to the sale, including $1.6 million recognized in 2011. As of December 31, 2011, the remainder of the gain, approximately $0.8 million, will be recognized on a straight-line basis over the period that the Company satisfies its obligations under the License Agreement, which is expected to be completed as of June 2012.

Discontinued Operations, net of tax

On June 29, 2011, the Company sold its Affinity business for $15.2 million in cash. Affinity designed and manufactured high precision, specialty engineered temperature-control equipment for semiconductor, pharmaceutical, life sciences and industrial applications. The Company recorded a gain on sale, net of transaction costs and income taxes of $3.9 million for the year ended December 31, 2011.

In thousands of dollars	2011	2010	2009
Net sales	$13,255	$21,894	$9,215

Income (loss) before income taxes	1,374	1,155	(2,470)
Income tax expense (benefit)	499	415	(820)
Income (loss) from discontinued operations	875	740	(1,650)
Gain on sale of discontinued operations, net of tax of $2,229	3,857	-	-
Income (loss) from discontinued operations, net of tax	$4,732	$740	$(1,650)

Interest Expense

In thousands of dollars	2011	2010	2009
Interest expense	$880	$854	$814
Weighted average interest rate during the year	5.4%	5.3%	5.0%

Interest expense was higher in 2011 compared to 2010 due to fully amortizing debt financing costs of $0.3 million associated with the Company’s prior domestic revolving credit facility that was terminated by the Company during the second quarter of 2011, partially offset by lower average principal balances on capital lease obligations.

Interest expense was higher in 2010 compared to 2009 due to increased amortization of debt financing costs associated with the Company entering into a domestic revolving credit facility in March 2009 and increases in unused borrowing fees, partially offset by lower average principal balances on capital lease obligations.

Other Income and Expense

In thousands of dollars	2011	2010	2009
Other income, net	$94	$110	$210

The amounts included in other income, net, in all years presented are primarily related to net gains and losses from derivative transactions, investment income and net foreign currency transaction gains and losses.

Income Taxes from Continuing Operations

	2011	Revised 2010	Revised 2009
Effective income tax rate	41.3%	31.5%	17.2%

The Company’s effective tax rate from continuing operations for 2011 was 41.3% compared to 31.5% in 2010 and 17.2% in 2009. For 2011, the difference between the Company’s effective tax rate from continuing operations and the statutory federal income tax rate was primarily caused by valuation allowances against foreign tax credit carryovers, a valuation allowance against a foreign net deferred tax asset, and dividends from a foreign subsidiary.

For 2010, the Company’s effective tax rate from continuing operations was significantly impacted by a tax benefit of $4.0 million associated with a change in assertion regarding unremitted foreign earnings related to its German branch. This was offset by valuation allowances against foreign tax credit carryovers and state net operating loss carryovers that generated tax expense of $3.0 million and $0.9 million of tax expense associated with dividends from a foreign subsidiary. The impact of those items and a reduction in reserves for tax contingencies contributed to the Company’s effective tax rate from continuing operations differing from the statutory federal income tax rate in 2010.

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

Also during 2010, the Company recorded valuation reserves against foreign tax credit carryovers and state net operating loss carryovers, which generated tax expense of $3.0 million. The reserves reflect the Company’s assessment that the future realization of such tax benefits was not reasonably assured. An analysis was performed of the expected future realization of these foreign tax credits generated in 2010 before their expiration and, as a result, the Company recorded an income tax charge of $2.4 million in 2010 to record a valuation allowance on the available foreign tax credits for which future realization was not reasonably assured. In addition, a valuation allowance of $0.6 million was recorded against state net deferred tax assets as of December 31, 2010.

In 2009, an income tax charge of $1.5 million as a result of dividends from a foreign subsidiary and an income tax charge of $1.4 million to record valuation allowances on foreign tax credit carryovers, primarily contributed to the effective tax rate differing from the statutory federal income tax rate. The Company determined it would carry-back its 2009 taxable loss to prior years. This carry-back allowed foreign tax credits previously utilized by the Company to become available for future use. An analysis was performed of the expected future realization of these foreign tax credits before their expiration and, as a result, a valuation allowance of $1.4 million was made in 2009.

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

SEGMENT RESULTS

Consolidated Net Sales	For the Years Ended December 31,
In thousands	2011	2010	2009
Performance Materials Segment:
Industrial Filtration	$72,888	$71,480	$55,223
Industrial Thermal Insulation	47,299	38,951	32,217
Life Sciences Filtration	13,872	12,704	10,575
Performance Materials Segment net sales	134,059	123,135	98,015
Thermal/Acoustical Segment:
Metal parts	$142,646	$110,085	$76,263
Fiber parts	78,722	48,329	30,472
Tooling	15,406	20,637	21,058
Thermal/Acoustical Segment net sales	236,774	179,051	127,793
Other Products and Services:
Life Sciences Vital Fluids	$14,670	$15,562	$14,600
Other Products and Services net sales	14,670	15,562	14,600
Eliminations and Other	(1,915)	(1,635)	(676)
Consolidated Net Sales	$383,588	$316,113	$239,732

Operating Income (Loss) from Continuing Operations	For the Years Ended December 31,
In thousands	2011	2010	2009
Performance Materials Segment	$18,194	$17,247	$7,593
Thermal/Acoustical Segment	12,860	446	(10,337)
Other Products and Services:
Life Sciences Vital Fluids	(1,040)	(131)	211
Corporate Office Expenses	(13,826)	(14,047)	(12,754)
Consolidated Operating Income (Loss) from Continuing Operations	$16,188	$3,515	$(15,287)

Performance Materials Segment

Segment net sales increased by $10.9 million, or 8.9%, in 2011 compared to 2010 primarily from volume growth, and to a lesser extent, marginal increases in prices of certain products. Net sales of Industrial Filtration products increased by $1.4 million, or 2.0%, in 2011 compared to 2010, due to foreign currency translation of $1.7 million. Beginning in the fourth quarter of 2011, the segment began to see a reduction in demand from the European and Asian Industrial Filtration markets as OEMs cautiously managed inventory levels as they evaluated their markets and demand for their products during a period of economic uncertainty. As a result, net sales of Industrial Filtration products decreased by $4.1 million in the fourth quarter of 2011 compared to the fourth quarter of 2010. Net sales of Industrial Thermal Insulation products increased by $8.3 million, or 21.4%, in 2011 compared to 2010, primarily from improvement in capital project investments across all markets, resulting in increased demand for the Company’s products. Net sales of Life Sciences Filtration products increased by $1.2 million, or 9.2%, in 2011 compared to 2010, primarily due to increased volumes of products sold for respiration and life protection applications.

The Performance Materials segment reported operating income of $18.2 million in 2011, or 13.6% of net sales, compared to operating income of $17.2 million, or 14.0% of net sales in 2010. Excluding the impact of the gain on sale from the electrical papers product line of $1.6 million in 2011 and $2.5 million in 2010, operating income in 2011 increased $1.9 million and was 12.4% and 11.9% of net sales, respectively. This increase in operating income was driven primarily by higher net sales, partially offset by higher selling, product development and administrative expenses of $0.9 million. Higher expenses were primarily related to increases in selling expenses of $0.6 million and added costs associated with product development of $0.2 million.

Segment net sales increased by $25.1 million, or 25.6%, in 2010 compared to 2009. Net sales of Industrial Filtration products increased by $16.3 million, or 29.4%, in 2010 compared to 2009, primarily from higher volumes of air filtration and fluid power product net sales. Net sales of Industrial Thermal Insulation products increased by $6.7 million, or 20.9%, in 2010 compared to 2009, primarily from improvement in capital project investments by customers in the cryogenic and electrical markets, resulting in increased demand for the Company’s energy and industrial products. Although the Company continued to be impacted by a weak market for construction of new homes and commercial buildings in the U.S., it realized a marginal improvement in sales of Industrial Thermal Insulation products to the construction market in 2010 compared to 2009. Net sales of Life Sciences Filtration products increased by $2.1 million, or 20.1%, in 2010 compared to 2009, primarily due to increased volumes of products sold for respiration and liquid filtration applications.

The Performance Materials segment reported operating income of $17.2 million in 2010, or 14.0% of net sales, compared to operating income of $7.6 million, or 7.7% of net sales in 2009. Excluding the impact of the gain on sale from the electrical papers product line of $2.5 million in 2010, operating income in 2010 increased $7.1 million, compared to 2009, and operating margin was 11.9% in 2010 compared to 7.7% in 2009. Higher net sales and an increase in gross margin due to improved absorption of fixed costs resulted in higher operating income in 2010 compared to 2009. Partially offsetting the improved operating results were higher selling, product development and administrative expenses of $1.8 million in 2010 compared to 2009. This increase was primarily due to higher incentive compensation expense of $0.9 million, new product development trial costs of $0.4 million, and severance related charges of $0.4 million. Because the segment and Company met certain 2010 bonus plan targets it recorded incentive compensation expense in 2010, while in 2009, no bonus plan targets were met.

Thermal/Acoustical Segment

Segment net sales for 2011 increased by $57.7 million, or 32.2%, compared to 2010. Automotive parts net sales increased by $63.0 million, compared to 2010, including higher metal and fiber parts net sales of $32.6 million and $30.4 million, respectively. Foreign currency translation increased metal parts net sales in 2011 by $4.5 million, compared to 2010. Higher volumes of net sales were due to strong customer demand for automobiles on Lydall’s existing platforms, as well as from sales of parts on new platforms awarded to the Company. According to a published automotive market forecasting service, production of cars and light trucks in North America and Europe in 2011 increased by 8.9%, or 2.7 million vehicles, compared to 2010. Tooling net sales decreased by $5.2 million, or 25.3%, compared to 2010, due to timing of new platform launches.

For the year ended December 31, 2011, operating income for the segment was $12.9 million, or 5.4% of net sales, compared to operating income of $0.4 million, or 0.2% of net sales in 2010. The combination of higher net sales, causing improved absorption of fixed costs, and improved fiber parts gross margin realized from manufacturing efficiency improvements and other cost savings contributed to the increased operating income. Selling, product development and administrative expenses in 2011 were lower by $0.5 million compared to 2010. This decrease was primarily caused by lower salaries and benefit expense of $1.1 million, partially offset by higher sales commission expense of $0.7 million, due to increased net sales. Salaries and benefits expenses were lower in 2011 primarily due to lower 2011 severance related charges of $0.5 million, compared to 2010, and a non-recurring payroll tax item of $0.4 million in 2010.

Segment net sales for 2010 increased by $51.3 million, or 40.1%, compared to 2009. Automotive parts net sales increased by $51.7 million, or 48.4%, compared to 2009, including higher metal and fiber parts net sales of $33.8 million and $17.9 million, respectively. Foreign currency translation decreased metal parts net sales in 2010 by $3.9 million, compared to 2009. This increase in automotive parts net sales was driven by higher demand of automobiles on platforms for which Lydall currently supplies parts, as well as from sales of parts on new platforms awarded to the Company. For most of 2009, this segment was negatively impacted by the global economic recession causing lower consumer demand for automobiles and resulting in lower production levels on most platforms, early termination of various platforms and delays in launches of new platforms by automakers, as well as bankruptcy filings of Chrysler and General Motors. The decrease in tooling net sales of $0.4 million in 2010 compared to 2009 was primarily due to foreign currency translation of $0.6 million.

For the year ended December 31, 2010, operating income for the segment was $0.4 million, compared with an operating loss of $10.3 million in 2009. Operating results in 2010 included approximately $0.8 million of income recorded in the fourth quarter of 2010 primarily related to a negotiated price settlement with a customer and the completion of a tax audit, which resulted in the reversal of a property tax accrual recorded in a prior year. Operating loss in 2009 included $5.8 million of restructuring related charges associated with the NA Auto consolidation. The positive impact of higher net sales on the segment’s operating results in 2010 was depressed by negative gross margin by the fiber-based product line of the NA Auto Facility, starting towards the end of the second quarter of 2010. Selling, product development and administrative expenses in 2010 were higher by $1.2 million compared to 2009. This increase was primarily caused by higher sales commission expense of $0.9 million and an accrued payroll tax item of $0.4 million.

Other Products and Services

In 2011, compared to 2010, OPS net sales decreased by $0.9 million, or 5.7%, due to decreased sales from the Life Sciences Vital Fluids business, primarily caused by lower volumes of blood filtration and transfusion product net sales.

OPS reported an operating loss of $1.0 million in 2011, compared to an operating loss of $0.1 million in 2010. The reduction in net sales caused lower absorption of fixed costs which negatively impacted operating results for this business.

In 2010, compared to 2009, OPS net sales increased by $1.0 million, or 6.6%, primarily as the result of increased volumes of bioprocessing and blood filtration product net sales in the Life Sciences Vital Fluids business.

OPS reported an operating loss of $0.1 million in 2010, compared to operating income of $0.2 million in 2009. The reduction in operating results was due to product mix as well as a product scrap issue of $0.2 million in 2010.

Corporate Office Expenses

The decrease in corporate office expenses of $0.2 million in 2011 compared to 2010 was principally due to lower legal and settlement costs of $1.0 million, which primarily resulted from the settlement of litigation with a former employee in 2010, partially offset by higher employee benefit costs of $0.6 million primarily associated with worker’s compensation expenses.

The increase in corporate office expenses of $1.3 million in 2010 compared to 2009 was principally due to higher legal and settlement costs of $0.8 million, primarily related to defending and settling lawsuits filed by a former employee and higher incentive compensation expense of $0.7 million. Because the Company met certain 2010 bonus plan targets, it recorded incentive compensation expense whereas there was no incentive compensation expense in 2009.

LIQUIDITY AND CAPITAL RESOURCES

	For the Year Ended December 31,
In thousands except ratio data	2011	Revised 2010	Revised 2009
Cash and cash equivalents	$30,905	$24,988	$22,721
Short-term investment	$12,015	$-	$-
Cash provided by operating activities	$14,657	$10,718	$14,067
Cash used for investing activities	$(6,309)	$(6,229)	$(3,649)
Cash used for financing activities	$(1,621)	$(1,404)	$(1,669)
Depreciation and amortization	$14,478	$14,407	$15,890
Capital expenditures	$(8,884)	$(12,001)	$(5,921)
Total debt	$3,296	$4,888	$6,751
Total capitalization (debt plus equity)	$164,148	$159,033	$161,930
Total debt to total capitalization	2%	3%	4%

The Company assesses its liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. The principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect the overall management of liquidity include capital expenditures, investments in businesses, acquisitions and divestitures, income tax payments, pension funding and availability of lines of credit and long-term financing. The Company manages worldwide cash requirements considering available funds among domestic and foreign subsidiaries.

At December 31, 2011, the Company held $30.9 million in cash and cash equivalents and $12.0 million in a short term investment. The short term investment and substantially all of this cash was held by domestic subsidiaries. Cash and cash equivalents held by foreign subsidiaries are available primarily to fund international investments.

Operating Cash Flows

Net cash provided by operating activities in 2011 was $14.7 million compared with $10.7 million in 2010. The increase in cash from operations in 2011 compared to 2010 was primarily due to an improvement in net income of $11.1 million. Net income, excluding the gain on sale of discontinued operations and the gain on sale of a product line from all periods, improved $8.2 million, primarily as a result of higher net sales. Since December 31, 2010, operating assets and liabilities increased by $11.3 million, primarily due to an increase in accounts receivable and a decrease in accounts payable of $4.1 million and $3.9 million, respectively. This increase in accounts receivable is primarily from higher sales levels. The decrease in accounts payable is primarily due to timing of inventory purchases at the end of 2011 compared to the end of 2010.

Investing Cash Flows

Net cash used for investing activities was $6.3 million in 2011 compared with $6.2 million in 2010. Capital expenditures in 2011 were $8.9 million compared to $12.0 million in 2010, as management continued to cautiously manage its capital expenditures while remaining committed to new product development and growth opportunities. Investing activities in 2011 included the net proceeds of $14.0 million from the sale of Affinity. A portion of those proceeds, $12.0 million, were invested in 2011 in a short term investment which matured on January 23, 2012 and became available to fund operating, investing, or financing activities. Investing activities in 2010 included the net proceeds of $4.8 million from the sale of its electrical papers product line. In 2011 and 2010, the Company received $0.8 million and $0.7 million, respectively, from a leasing company as a result of sale-leaseback transactions for equipment.

Financing Cash Flows

In 2011, net cash used for financing activities was $1.6 million compared with net cash used for financing activities of $1.4 million in 2010. Net debt payments and capital lease payments aggregated to $1.5 million in 2011 compared to $1.4 million in 2010. The Company had no borrowings on its domestic credit facilities at December 31, 2011 and 2010.

Financing Arrangements

On June 16, 2011, the Company entered into a $35.0 million senior secured revolving Domestic Credit Facility (“Domestic Credit Facility”) with a financial institution, which replaced the Company’s prior $35.0 million domestic credit facility that was terminated by the Company. The Domestic Credit Facility is secured by substantially all of the assets of the Company. The maturity date for the Domestic Credit Facility is June 15, 2016. The Company had no borrowings outstanding under the Domestic Credit Facility at December 31, 2011, or under the previous credit facility at December 31, 2010. The Company had no borrowings during 2011. At December 31, 2011, the Company has availability of $32.6 million under its Domestic Credit Facility, net of standby letters of credit outstanding of $2.4 million.

The loan agreement governing the Domestic Credit Facility contains a number of affirmative and negative covenants, including financial covenants. The Company is required to meet a minimum fixed charge coverage ratio. The fixed charge coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBITDA, as defined in the loan agreement, to fixed charges may not be less than 1 to 1 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined, as of the end of each fiscal quarter of no greater than 2.5 to 1.0. The Company must also meet a minimum consolidated EBITDA of $15.0 million as of the closing date through September 30, 2014 and $25.0 million thereafter. The Company was in compliance with all covenants at December 31, 2011.

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

On September 30, 2011, the Company, through a foreign subsidiary, entered into a new €8.0 million foreign credit facility (“Foreign Credit Facility”), with €6.0 million available for borrowings and €2.0 million available to fund letters of credit. This Foreign Credit Facility replaced the prior foreign credit facility that expired on September 30, 2011. The Foreign Credit Facility, which has a maturity date of September 30, 2014, was completed with the same group of banking institutions and under similar terms and conditions to those in place under the prior credit facility. At December 31, 2011, the Company’s foreign subsidiaries’ various credit arrangements with banks totaled €9.0 million (approximately $11.7 million) with €8.9 million (approximately $11.5 million) available for borrowings, primarily restricted to borrowings by the respective foreign subsidiary. Other than the standby letters of credit outstanding, the Company’s foreign subsidiaries had no borrowings outstanding on any of its credit arrangements at December 31, 2011 or December 31, 2010.

The Company has a capital lease agreement for the land and building at the St. Nazaire, France operating facility, included in the Thermal/Acoustical segment, requiring monthly principal and interest payments until 2016. The capital lease provides an option for the Company to purchase the land and building at the end of the lease for a nominal amount.

In 2011, the Company entered into operating leases for manufacturing equipment at its NA Auto Facility included in the Thermal/Acoustical segment. As of December 31, 2011, the estimated future minimum payments for this equipment are $5.2 million through the first quarter of 2018, or annual payments of approximately $0.7 million to $1.0 million.

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

At December 31, 2011, total indebtedness was $3.3 million, or 2.0% of the Company’s total capital structure. Cash requirements for 2012 are expected to include the funding of ongoing operations, capital expenditures, payments due on capital and operating leases, pension plan contributions, income tax payments and debt service.

Capital spending for 2012 is expected to be approximately $12.0 million to $14.0 million. The funded status of the Company’s domestic defined benefit pension plan is dependent upon many factors, including returns on invested assets, levels of market interest rates and levels of contributions to the plan. The Company expects to contribute $2.7 million to its domestic defined benefit pension plan during 2012.

Contractual Obligations

The following table summarizes the Company’s significant obligations as of December 31, 2011 and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods:

	Payments Due by Period
In thousands	2012	2013	2014	2015	2016	After 5 years	Total
Contractual Obligations:
Pension plan contributions	$2,673	$-	$-	$-	$-	$-	$2,673
Domestic operating leases	3,245	2,055	1,621	1,122	1,068	1,737	10,848
Capital leases*	911	752	662	662	331	-	3,318
Long-term debt*	264	63	-	-	-	-	327
Purchase obligations	328	-	-	-	-	-	328
Total Contractual Obligations	$7,421	$2,870	$2,283	$1,784	$1,399	$1,737	$17,494

* includes estimated interest payments

The above table does not reflect net tax contingencies of $0.4 million, the timing of which is uncertain. Refer to Note 13 to the Consolidated Financial Statements for additional discussion on unrecognized tax benefits. Purchase obligations in the table above are related to contracts to purchase aluminum at various automotive operations in which the quantity and price is contractually fixed at December 31, 2011. Purchase orders or contracts for normal purchases of raw materials and other goods and services are not included in the table above. The Company is not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. For purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. The Company does not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed expected requirements.

The Company’s long-term debt payments and interest rates for all of the Company’s outstanding debt were fixed as of December 31, 2011. Actual payments may vary significantly from those included in the table above depending on future debt levels, timing of debt repayments and sources of funding utilized.

The Company’s future pension plan contributions relate to the remaining contributions required for the 2011 plan year and the minimum contributions for the 2012 plan year based on the Company’s pension plan valuations at December 31, 2011. See Note 10 to the Consolidated Financial Statements for additional information regarding the Company’s pension plans.

In addition to the above contractual obligations, the Company utilizes letters of credit in the ordinary course of business for security deposit requirements. Outstanding letters of credit were $2.4 million and $4.3 million at December 31, 2011 and 2010, respectively.

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

Intangible Assets and Goodwill

Intangible assets consist primarily of goodwill and acquisition-related intangibles. The Company had goodwill of $18.1 million at December 31, 2011 and $18.2 million at December 31, 2010.

Goodwill is not amortized, but rather is subject to impairment tests annually or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units, including related goodwill. The Company’s reporting units are operating segments or components of operating segments for which discrete financial information is available and management regularly reviews the operating results of that operating segment or component. On October 1, 2011, the Company adopted ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350) – Testing Goodwill for Impairment, which amended the guidance to simplify how entities test goodwill for impairment. The amendment permits a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If after assessing qualitative factors a conclusion is reached that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company is required to perform the two-step goodwill impairment test. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets exceeds the fair value of the reporting unit, a second step of the impairment test is performed in order to determine the implied fair value of a reporting unit's goodwill. Determining the implied fair value of goodwill requires a valuation of the reporting unit's tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of its goodwill, goodwill is deemed impaired and is written down to the extent of the difference.

During the fourth quarter of 2011, the Company performed its annual impairment analysis of the $13.4 million of goodwill in the Performance Materials reporting unit (PM reporting unit) and $4.7 million of goodwill in the Life Sciences Vital Fluids reporting unit (VF reporting unit), included in OPS. For the PM and VF reporting units, the Company first assessed qualitative factors to determine whether it was more likely than not that the fair value of the reporting units were less than their carrying amounts as a basis for determining whether it was necessary to perform the two-step impairment test described in Topic 350. As a result of these analyses, the Company concluded that it was not necessary to perform the two-step impairment test for the PM reporting unit as it was not more likely than not that the fair value of the PM reporting unit was less than its carrying value. As a result, the Company concluded that the PM reporting unit goodwill was not impaired.

The Company has made significant capital investments in the VF reporting unit’s business as a strategic initiative to increase market share in the bioprocessing market. Investments have also been made to increase sales and marketing efforts resulting in higher selling related expenses. Beginning in 2010, the VF reporting unit’s business began to initiate the qualification of products with a number of new customers. However, the length of time required for customer qualification and orders to be received by the VF reporting unit, and the expected improved cash inflows to be realized by the business, has yet to occur at expected levels. Based on the assessment of these factors, the Company concluded that it was necessary to perform the two-step test for the VF reporting unit in accordance with Topic 350.

In performing step one of the impairment analysis to estimate the fair value of the VF reporting unit, the Company used both: (i) the income approach - discounted cash flows, and (ii) the market approach - comparable company analysis. The income approach involved determining the present value of future cash flows from the reporting unit’s projected financial results in 2012 – 2014 and the projected cash flows beyond that three year period computed as the terminal value. To determine the present value of the future cash flows, a discount rate of approximately 16% was used by the reporting unit, which was the value-weighted average of the Company’s estimated cost of equity and debt derived using both known and estimated customary market metrics. The reporting unit’s weighted average cost of capital was adjusted to reflect a risk and a size premium. The Company believes the income approach was appropriate because it provided a fair value estimate based upon the reporting unit’s expected long-term operations and cash flow performance.

In applying the market approach, valuation multiples were derived from historic and projected operating data of selected guideline companies, which were evaluated and adjusted, if necessary, based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies. The valuation multiples were then applied to the appropriate projected operating data of the reporting unit to arrive at an indication of fair value. The Company believes the market approach was appropriate because it provided a fair value using multiples from companies with operations and economic characteristics similar to its reporting unit.

The Company weighted the results of the income and market approaches at 75% and 25%, respectively. The income approach was given a higher weight because it has a more direct correlation to the specific economics of the reporting unit than the market approach, which is based on multiples of companies that, although comparable, may not have the exact same mix of products and may not have the exact same systemic or non-systemic risk factors as the Company’s reporting unit.

The Company also considered EITF 02-13, “Deferred Income Tax Considerations in Applying the Goodwill Impairment Test in ASC 350” to determine whether the fair value of the VF reporting unit should be estimated by assuming the reporting unit would be sold in a stock or asset transaction. The Company determined that an asset transaction was feasible and would result in a higher economic value to Lydall relative to a stock transaction. As an asset transaction, the Company believes that a buyer would pay Lydall for the buyer’s expected tax amortization benefits to be realized in the future for the step up in asset basis.

The Company determined that the VF reporting unit, with $4.7 million of goodwill, had excess fair value over its carrying value of approximately 4%, and as a result, step two of the impairment test was not required. Small changes in future earnings, discount rates, market trends and cash flows could result in a goodwill impairment charge in the future.

The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which incorporate management assumptions about expected future cash flows, as well as other factors such as market capitalization and other market information. Future cash flows can be affected by numerous factors including changes in economic, industry or market conditions, changes in the underlying business or products of the reporting unit, changes in competition and changes in technology. Any changes in key assumptions about the business and its prospects, changes in any of the factors discussed above or other factors could affect the fair value of one or more of the reporting units resulting in an impairment charge. If future operating performance in the VF reporting unit does not reasonably meet expectations or other key assumptions change or are not met, then a non-cash impairment charge to income from operations could occur.

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on the Company's judgment and estimates of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset.

The carrying values of the assets determined to be impaired are reduced to their estimated fair values. The fair values of the impaired assets are determined based on market conditions, including independent appraisals when appropriate, the income approach, which utilizes cash flow projections, and other factors.

Pensions

Pension cost and the related obligations recognized in the Consolidated Financial Statements are determined on an actuarial basis. The determination of such amounts is made in consultation with the Company’s outside actuaries based on information and assumptions provided by the Company. A substantial portion of the Company’s pension amounts relate to its domestic defined benefit pension plan. Pension plans outside the United States are not significant at December 31, 2011.

A significant element in determining the Company’s pension cost is the expected return on plan assets. Based on a review of market trends, actual returns on plan assets and other factors, including the allocation of the Company’s investment between equity and fixed income funds, the Company’s expected long-term rate of return on plan assets was lowered to 7.75% at December 31, 2011, which will be utilized for determining 2012 pension cost. An expected long-term rate of return of 8.0% was used for determining 2011, 2010 and 2009 pension expense. In determining the expected return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of marketable debt and equity securities and economic and other indicators of future performance. Investment management objectives include maintaining an adequate level of diversification to balance market risk and to provide sufficient liquidity for near-term payments of benefits accrued under the plan and to pay the expenses of administration. The investment plan assets are stated at fair value, which is based on quoted market prices in an active market. The expected long-term rate of return on assets is applied to the value of plan assets at the beginning of the year and this produces the expected return on plan assets that is included in the determination of pension cost for that year. The difference between this expected return and the actual return on plan assets is deferred, within certain parameters, as discussed below. The Company continually evaluates its expected long-term rate of return and will adjust such rate as deemed appropriate.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities, as well as the following year’s pension cost. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. The Company based its discount rate assumption on an analysis which included the selection of a bond portfolio comprised of high quality fixed income investments whose cash flows would provide for the projected benefit payments of the plan. The discount rate is then developed as the single rate that equates the market value of the bond portfolio to the discounted value of the plan's benefit payments. At December 31, 2011, the Company determined this rate to be 5.0%. Increases or decreases in the discount rate result in decreases and increases, respectively, in the projected benefit obligation. The net effect on pension liabilities from changes in the discount rate is deferred within certain parameters, as discussed below.

Pension accounting guidance requires that gains or losses be deferred unless the unrecognized net gain or loss at the end of a year exceeds a “corridor” (as defined in the pension accounting guidance). If the deferred gain or loss exceeds the corridor at the end of the year, then the amount in excess of the corridor is amortized over a period equal to the average remaining service period of active employees expected to receive benefits. Since benefit accruals were frozen on certain domestic defined benefit pension plans on June 30, 2006, these plan participants are considered inactive participants. Therefore, the gain/loss amortization for these plans is amortized over the average remaining life expectancy of all plan participants. As of December 31, 2011 and 2010, the net deferred loss exceeded the corridor. Consequently, pension cost for 2012 will include amortization of a portion of the deferred loss in excess of the corridor. The amount of amortization in future years will be dependent on changes in the components of the deferred loss amount, particularly actual return on plan assets in relation to the estimated return on plan assets, as well as future increases or decreases in the discount rate.

For the year ended December 31, 2011, the Company recognized pension expense related to its domestic defined benefit pension plan of $0.5 million as a result of the expected return on assets being lower than the aggregate of interest cost and the amortization of actuarial loss. As discussed above, the Company’s discount rate was 5.0% at December 31, 2011 and was used for purposes of determining 2012 pension cost. Pension expense for 2012 is expected to be in the range of $0.9 million to $1.0 million.

The Company contributed $3.2 million to its domestic defined benefit pension plan during 2011 and expects to contribute approximately $2.7 million in 2012.

Income Taxes

The Company accounts for income taxes recognizing deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of a deferred tax asset will not be realized.

In assessing the need for a valuation allowance, the Company analyzes historical financial results by jurisdiction and estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax law, changes in statutory tax rates and future levels of taxable income. In the event the Company was to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce such amounts through a charge to income in the period that such determination was made. Conversely, if the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance and record an increase to income in the period that such determination was made. See Note 13 to the Consolidated Financial Statements.

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

In assessing the need for reserves for uncertainties in income taxes recognized, a significant number of estimates and judgments must be made by the Company. The total amount of net unrecognized tax benefits that would affect the effective tax rate if recognized was $0.4 million as of December 31, 2011.

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

Equity Compensation Plans

The Company accounts for awards of equity instruments under the fair value method of accounting and recognizes such amounts in the Consolidated Statements of Operations. The Company recognizes expense on a straight-line basis over the vesting period of the entire award. Stock-based compensation expense includes the estimated effects of forfeitures and such estimates of forfeitures are adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. The effect of changes in estimated forfeitures is recognized in the period of change and will also impact the amount of expense to be recognized in future periods. The Company estimates the fair value of option grants based on the Black Scholes option-pricing model. Expected volatility and expected term are based on historical information. The Company believes that future volatility and expected term are not likely to materially differ from the Company’s historical stock price volatility and historical exercise data, respectively.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:

	2011	2010	2009
Risk-free interest rate	2.6%	2.2%	2.6%
Expected life	5.5 years	5.3 years	5.5 years
Expected volatility	69%	65%	61%
Expected dividend yield	0%	0%	0%

Recently Issued Accounting Standards

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (Topic 220) which amended its guidance on disclosure and presentation requirements for comprehensive income. The amendments also required that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. However, in December 2011 the FASB issued ASU No. 2011-12 that deferred the effective date for amendments to the presentation of reclassifications of items out of other comprehensive income. ASU No. 2011-12 was issued to allow the FASB time to redeliberate whether it is necessary to require entities to present reclassification adjustments, by component, in both the statement where net income is presented and the statement where comprehensive income is presented for both interim and annual financial statements, as originally required under ASU No. 2011-05. During the FASB’s redeliberation period, entities will continue to report reclassifications out of accumulated other comprehensive income using guidance in effect before ASU No. 2011-05 was issued. ASU No. 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. It is expected that the adoption of this ASU will have no effect on the Company’s results of operations, financial condition, or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) - Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), which clarifies the wording and disclosures required in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used (to be used) in International Financial Reporting Standards (“IFRS”). The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this standards update to alter the current application of the requirements in ASC 820. The provisions of ASU 2011-04 are effective for public entities prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is prohibited. Therefore, ASU 2011-04 is effective for the Company during the first quarter of fiscal 2012. The Company has not yet adopted ASU 2011-04 and the eventual adoption of ASU 2011-04 is not expected to have a material effect on the Company’s results of operations, financial condition, or cash flows.

OTHER KEY FINANCIAL ITEMS

Cash and cash equivalents – Cash and cash equivalents increased to $30.9 million as of December 31, 2011 compared with $25.0 million as of December 31, 2010. This increase of $5.9 million was primarily due to cash generated from operating activities of $14.7 million, which was partially offset by cash used for investing activities of $6.3 million and cash used for financing activities of $1.6 million. Investing activities included $8.9 million used for capital expenditures, and $12.0 million used for short term investments, partially offset by $14.0 million of net proceeds from the sale of Affinity. Changes in foreign currency exchange rates resulted in cash decreasing by $0.8 million in 2011 compared to 2010.

Short-term investment – Short-term investments of $12.0 million is comprised of a certificate of deposit with a financial institution that was entered into with proceeds from the sale of Affinity. The certificate of deposit matured on January 23, 2012 and $12.0 million of proceeds was recorded to cash and cash equivalents.

Accounts receivable – Accounts receivable, net of the allowance for doubtful receivables, were $47.3 million at the end of 2011 compared with $47.1 million at the end of 2010. Net sales in the fourth quarter of 2011 were essentially flat with the fourth quarter of 2010.

Inventories – Inventories were $33.8 million as of December 31, 2011 compared with $37.4 million as of December 31, 2010. Primarily contributing to this decrease was lower tooling inventory, net of progress billings, of $2.7 million at December 31, 2011 due to timing of projects and billings.

Current liabilities – Current liabilities decreased to $44.8 million at December 31, 2011 compared to $53.0 million at December 31, 2010. The largest component was accounts payable decreasing $5.8 million, primarily due to decreased inventory purchases at the end of the fourth quarter of 2011 compared to the fourth quarter of 2010.

Benefit plan liabilities – Benefit plan liabilities increased to $21.3 million at December 31, 2011 compared to $14.1 million at December 31, 2010. The increase of $7.2 million was primarily due to an increase in the underfunded status of the Company’s domestic defined benefit pension plan. The increase in the unfunded status was principally due to an actuarial loss of $6.3 million in 2011 due to a reduction in discount rate at December 31, 2011 as well as a negative return on plan assets during 2011.

Working capital and current ratio – Working capital at December 31, 2011 was $86.0 million, compared to $61.9 million at December 31, 2010. The ratio of current assets to current liabilities was 2.9:1 and 2.2:1 at December 31, 2011 and 2010, respectively.

Capital expenditures – Capital expenditures were $8.9 million in 2011, $12.0 million in 2010, and $5.9 million in 2009. Capital spending for 2012 is expected to be approximately $12.0 million to $14.0 million.

Total debt to total capitalization – Total debt to total capitalization decreased to 2.0% in 2011 compared with 3.1% in 2010. The decrease was primarily due to lower debt levels in 2011 compared to 2010.

Stockholders’ equity – Stockholders’ equity increased to $160.9 million at December 31, 2011 compared to $154.1 million at December 31, 2010. This increase was primarily due net income of $13.8 million, partially offset by foreign currency translation adjustments of $2.2 million and pension liability adjustments of $6.1 million. On a per share basis, calculated as stockholders’ equity divided by shares outstanding at December 31, 2011, stockholders’ equity increased to $9.38 at December 31, 2011 from $8.98 at December 31, 2010.

Off Balance Sheet Arrangements – Other than operating leases, the Company does not have any other material off-balance sheet financing arrangements.

Inflation – Inflation generally affects the Company through its costs of labor, equipment and raw materials. Increases in the costs of these items have historically been offset by price increases, operating improvements, and other cost-saving initiatives. The Company also has certain arrangements in which it can pass through inflation on raw material costs to its customers.

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

INTEREST RATE RISK

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impact interest paid on its debt. During 2011, the Company had no loans or borrowings on lines of credit outstanding with variable interest rates, therefore, a 10% change in the weighted average interest rate on the Company’s variable rate debt would not have any impact to the Company’s consolidated financial position, results of operations, or cash flows. The weighted average interest rate paid on variable debt was 4.5% in 2010 and 2.4% in 2009.

The weighted average interest rate on long-term debt was 5.4%, 5.3%, and 5.0% for the years ended December 31, 2011, 2010 and 2009, respectively.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is contained under Item 15. “Exhibits, Financial Statement Schedules.”

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer (“CEO”) and Vice President, Chief Financial Officer and Treasurer (“CFO”), conducted an evaluation as of December 31, 2011 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934 as amended). The Company's disclosure controls and procedures are designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management of the Company, including its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

Based on this evaluation, the CEO and CFO concluded that, as of December 31, 2011, the Company's disclosure controls and procedures were not effective at the reasonable assurance level as a result of a material weakness in the Company’s internal control over financial reporting. This material weakness is discussed in “Management’s Report on Internal Control Over Financial Reporting” below.

In light of this material weakness, the Company performed additional analyses and other post-closing procedures to ensure that the Company's consolidated financial statements were prepared in accordance with generally accepted accounting principles and accurately reflect the results for the year ended December 31, 2011. As a result, notwithstanding the material weakness discussed below, management concluded that the consolidated financial statements included in this Form 10-K fairly present in all material respects the Company’s financial position, results of operations and cash flows for the year ended December 31, 2011.

Management’s Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act). Internal control over financial reporting is a process designed by, or under the supervision of, the CEO and CFO, or persons performing similar functions, and effected by the Company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Management of the Company has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2011. In making its assessment of internal control over financial reporting, management utilized the criteria and framework established by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in Internal Control – Integrated Framework.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not maintain effective internal control over the accounting for income taxes associated with a foreign subsidiary, which is a disregarded entity for U.S. income tax reporting. Specifically, dividends from a foreign subsidiary to the disregarded entity should have been included in U.S. taxable income, but were not. This control deficiency resulted in the misstatement of income tax expense, taxes receivable, accrued taxes and deferred tax liabilities, which required the revision of previously reported quarterly and annual results, as disclosed in Note 2 to the Company’s quarterly report on Form 10-Q for the period ended September 30, 2011 and Note 2 to this Annual Report on Form 10-K. This control deficiency could result in a material misstatement of the aforementioned accounts and disclosures that would not be prevented or detected. Accordingly, management concluded that this deficiency represents a material weakness in internal control over financial reporting as of December 31, 2011.

Because of this material weakness, management concluded that the Company did not maintain effective internal control over financial reporting as of December 31, 2011, based on criteria in Internal Control - Integrated Framework issued by the COSO.

The effectiveness of the Company's internal control over financial reporting as of December 31, 2011 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears on page F-1 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been changes in internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Beginning in the fourth quarter of 2011, management designed and implemented remediation measures to address the material weakness described above and enhance the Company’s internal control over financial reporting, to ensure the timely recognition of all material transactions to be considered for accounting for income taxes. The following measures were implemented during the fourth quarter of 2011:

•	The Company enhanced its quarterly foreign tax packages submitted to its corporate tax department.

•	The Company provided additional training to international finance personnel engaged in tax reporting.

Remediation Plan

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

Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to management concluding that the controls are now effective. The enhancement to the quarterly foreign tax packages that was implemented and training provided in the fourth quarter of 2011 has not been in place for a sufficient period of time to demonstrate that its effectiveness is sustainable. Therefore, additional time is required to validate that the material weakness has been remediated.

Item 9B. OTHER INFORMATION

None

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference from the sections entitled “Proposal 1—Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the definitive Proxy Statement of Lydall to be filed with the Commission within 120 days of the fiscal year ended December 31, 2011 in connection with the Annual Meeting of Stockholders to be held on April 27, 2012 (the “2012 Proxy Statement”). Information regarding the Executive Officers of the Company is contained in this Annual Report on Form 10-K.

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

The Company intends to post on its website all disclosures that are required by law or New York Stock Exchange listing standards concerning any amendments to, or waivers from, the provisions of these documents.

Item 11. EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from the sections entitled “2011 Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Corporate Governance—Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis—Compensation Committee Report on Executive Compensation” of the 2012 Proxy Statement.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from the sections entitled “Executive Compensation Tables—Equity Compensation Plan Information” and “Securities Ownership of Directors, Certain Officers and 5% Beneficial Owners” of the 2012 Proxy Statement.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from the sections entitled “Corporate Governance—Independence Determination,” “Related Party Transactions,” and “Compensation Committee Interlocks and Insider Participation” of the 2012 Proxy Statement.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference from the sections entitled “Proposal 4—Ratification of Appointment of Independent Auditors,” and “Principal Fees and Services” of the 2012 Proxy Statement.

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

a) 3. Exhibits Included Herein or Incorporated by Reference:

3.1	Certificate of Incorporation of the Registrant, as amended through the date of filing of this report, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

4.1	Certain long-term debt instruments, each representing indebtedness in an amount equal to less than 10 percent of the Registrant’s total consolidated assets, have not been filed as exhibits to this Annual Report on Form 10-K. The Registrant will file these instruments with the Commission upon request.

10.1	Capital lease agreement between Lydall Thermique Acoustique S.A.S., CMCIC Lease and Natiocredimurs Societe en Nom Collectif, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2004 and incorporated herein by reference.

10.2*	Employment Agreement with Dale Barnhart dated July 31, 2007, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated August 3, 2007 and incorporated herein by this reference.

10.3*	Employment Agreement with Erika H. Steiner (formerly Turner) dated November 2, 2009, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated November 4, 2009 and incorporated herein by this reference.

10.4*	Employment Agreement with Mona G. Estey dated January 10, 2007, filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K dated March 13, 2007 and incorporated herein by this reference.

10.5*	Letter of Agreement, dated October 14, 2009, between Lydall, Inc. and Mary A. Tremblay, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated October 14, 2009 and incorporated herein by this reference.

10.6*	Employment Agreement with Peter Kurto dated September 23, 2008, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated November 3, 2008 and incorporated herein by this reference.

10.7*	Indemnification Agreement with Dale Barnhart dated July 31, 2007, filed as Exhibit 10.2 to the Registrant’s Form 8-K dated August 3, 2007 and incorporated herein by this reference.

10.8*	Lydall, Inc. Annual Incentive Performance Bonus Program, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated January 15, 2009 and incorporated herein by this reference.

10.9	Form of Indemnification Agreement between Lydall, Inc. and non-employee directors, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated June 19, 2009 and incorporated herein by this reference.

10.10*	Amended and restated, 1992 Stock Incentive Compensation Plan, dated May 14, 1992, amended through March 10, 1999, filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K dated March 21, 2001 and incorporated herein by this reference.

10.11*	Amended and Restated Lydall 2003 Stock Incentive Compensation Plan, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated May 2, 2011 and incorporated herein by this reference.

10.12*	Form of Nonqualified Stock Option Agreement (Under the Lydall 2003 Stock Incentive Plan), filed as Exhibit 10.4 to the Registrant’s Form 8-K dated November 4, 2009 and incorporated herein by this reference.

10.13*	Form of Agreement Covering Annual Nonqualified Stock Option Awards to Outside Directors (Under the Lydall 2003 Stock Incentive Plan), filed as Exhibit 10.6 to the Registrant’s Form 8-K dated November 4, 2009 and incorporated herein by this reference.

10.14*	Form of Agreement Covering Nonqualified Stock Option Awards to Outside Directors in Lieu of Cash-Based Retirement Benefits (Under the Lydall 2003 Stock Incentive Plan), filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 8-K dated November 4, 2009 and incorporated herein by this reference.

10.15*	Form of Incentive Stock Option Agreement (Under the Lydall 2003 Stock Incentive Plan), filed as Exhibit 10.3 to the Registrant’s Form 8-K dated November 4, 2009 and incorporated herein by this reference.

10.16*	Form of Restricted Stock Award Agreement (Under the Lydall 2003 Stock Incentive Plan), filed as Exhibit 10.5 to the Registrant’s Form 8-K dated November 4, 2009 and incorporated herein by this reference.

10.17*	Form of Lydall, Inc. Performance Share Award Agreement, filed as Exhibit 10.2 to the Registrant’s Form 8-K dated January 15, 2009 and incorporated herein by this reference.

10.18*	Form of Lydall, Inc. Performance Share Award Agreement (One-Year Period), filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K dated February 26, 2010 and incorporated herein by this reference.

10.19	Credit Agreement, dated June 16, 2011, by and between Lydall, Inc., as borrower, and Bank of America, N.A., as lender, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated June 21, 2011 and incorporated herein by this reference.

10.20	Guaranty Agreement, dated June 16, 2011, by and among Lydall Thermal/Acoustical, Inc., Lydall Filtration/Separation, Inc., Lydall International, Inc., and Bank of America, N.A., filed as Exhibit 10.2 to the Registrant’s Form 8-K dated June 21, 2011 and incorporated herein by this reference.

10.21	Security Agreement, dated June 16, 2011 by and between Lydall, Inc., and Bank of America, N.A., filed as Exhibit 10.3 to the Registrant’s Form 8-K dated June 21, 2011 and incorporated herein by this reference.

10.22	Security Agreement, dated June 16, 2011 by and between Lydall Thermal/Acoustical, Inc., and Bank of America, N.A., filed as Exhibit 10.4 to the Registrant’s Form 8-K dated June 21, 2011 and incorporated herein by this reference.

10.23	Security Agreement, dated June 16, 2011 by and between Lydall Filtration/Separation, Inc., and Bank of America, N.A., filed as Exhibit 10.5 to the Registrant’s Form 8-K dated June 21, 2011 and incorporated herein by this reference.

10.24	Security Agreement, dated June 16, 2011 by and between Lydall International, Inc., and Bank of America, N.A., filed as Exhibit 10.6 to the Registrant’s Form 8-K dated June 21, 2011 and incorporated herein by this reference.

14.1	Code of Ethics for the Chief Executive Officer, Senior Financial Officers and All Accounting and Financial Personnel, filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference. This document can also be accessed on Lydall’s website at www.lydall.com under the Corporate Governance section.

21.1	List of subsidiaries of the Registrant, filed herewith.

23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.

24.1	Power of Attorney, dated March 11, 2012, authorizing Dale G. Barnhart and/or Erika H. Steiner to sign this report on behalf of each member of the Board of Directors indicated therein, filed herewith.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lydall, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYDALL, INC.
March 14, 2012	By:	/s/ Erika H. Steiner
Erika H. Steiner
Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lydall, Inc. in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dale G. Barnhart
Dale G. Barnhart	President, Chief Executive Officer and Director (Principal Executive Officer)	March 14, 2012

/s/ Erika H. Steiner
Erika H. Steiner	Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	March 14, 2012

/s/ James V. Laughlan
James V. Laughlan	Chief Accounting Officer and Controller (Principal Accounting Officer)	March 14, 2012

/s/ Erika H. Steiner
Erika H. Steiner Attorney-in-fact for:		March 14, 2012

Kathleen Burdett	Director

W. Leslie Duffy	Chairman of the Board of Directors

Matthew T. Farrell	Director

Marc T. Giles	Director

William D. Gurley	Director

Suzanne Hammett	Director

S. Carl Soderstrom, Jr.	Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lydall, Inc.

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Lydall, Inc. and its subsidiaries at December 31, 2011 and December 31, 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to accounting for income taxes associated with a foreign subsidiary which is a disregarded entity for U.S. income tax reporting existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2011 consolidated financial statements and our opinion regarding the effectiveness of the Company's internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management's report referred to above. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP
PricewaterhouseCoopers LLP
Hartford, Connecticut
March 14, 2012

Lydall, Inc.

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
In thousands except per share data	2011	Revised 2010	Revised 2009

Net sales	$383,588	$316,113	$239,732
Cost of sales	316,082	262,250	206,549
Gross profit	67,506	53,863	33,183
Selling, product development and administrative expenses	52,937	52,890	48,470
Gain on sale of product line, net	(1,619)	(2,542)	-
Operating income (loss) from continuing operations	16,188	3,515	(15,287)
Interest expense	880	854	814
Other income, net	(94)	(110)	(210)
Income (loss) from continuing operations before income taxes	15,402	2,771	(15,891)
Income tax expense (benefit) from continuing operations	6,355	872	(2,726)
Income (loss) from continuing operations	9,047	1,899	(13,165)
Income (loss) from discontinued operations, net	4,732	740	(1,650)
Net income (loss)	$13,779	$2,639	$(14,815)
Basic earnings (loss) per common share:
Continuing operations	$0.54	$0.11	$(0.79)
Discontinued operations	$0.28	$0.04	$(0.10)
Net income (loss)	$0.82	$0.16	$(0.89)
Weighted average common shares outstanding	16,753	16,672	16,567
Diluted earnings (loss) per common share:
Continuing operations	$0.54	$0.11	$(0.79)
Discontinued operations	$0.28	$0.04	$(0.10)
Net income (loss)	$0.82	$0.16	$(0.89)
Weighted average common shares and equivalents outstanding	16,896	16,788	16,567

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lydall, Inc.

CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands of dollars and shares	2011	Revised 2010

Assets
Current assets:
Cash and cash equivalents	$30,905	$24,988
Short-term investment	12,015	-
Accounts receivable (net of allowance for doubtful receivables of $622 and $945, respectively)	47,258	47,080
Inventories	33,846	37,444
Taxes receivable	598	717
Prepaid expenses and other current assets, net	6,198	4,652
Total current assets	130,820	114,881
Property, plant and equipment, net	78,939	88,236
Goodwill	18,059	18,182
Other intangible assets	4,537	5,912
Deferred tax assets	798	1,453
Other assets, net	2,032	2,074
Total assets	$235,185	$230,738
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$1,035	$1,496
Accounts payable	28,163	33,963
Accrued payroll and other compensation	9,031	9,022
Accrued taxes	2,532	3,430
Other accrued liabilities	4,038	5,077
Total current liabilities	44,799	52,988
Long-term debt	2,261	3,392
Deferred tax liabilities	5,240	5,203
Benefit plan liabilities	21,269	14,116
Other long-term liabilities	764	894
Commitments and Contingencies (Note 15)
Stockholders’ equity:
Preferred stock (par value $1.00 per share; authorized 500,000 shares; none issued or outstanding)	-	-
Common stock (par value $0.10 per share; authorized 30,000 shares; issued 23,645 and 23,639 shares, respectively)	2,365	2,364
Capital in excess of par value	56,214	54,799
Retained earnings	184,291	170,512
Accumulated other comprehensive loss	(16,618)	(8,330)
Treasury stock, 6,498 and 6,475 shares of common stock, respectively, at cost	(65,400)	(65,200)
Total stockholders’ equity	160,852	154,145
Total liabilities and stockholders’ equity	$235,185	$230,738

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lydall, Inc.

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
In thousands	2011	Revised 2010	Revised 2009
Cash flows from operating activities:
Net income (loss)	$13,779	$2,639	$(14,815)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Gain on sale of discontinued operations, net of tax	(3,857)	-	-
Gain on sale of product line	(1,619)	(2,542)	-
Depreciation and amortization	14,478	14,407	15,890
Amortization of debt issuance costs	525	403	335
Deferred income taxes	1,182	334	(1,637)
Stock based compensation	1,288	1,354	1,425
Loss on disposition of property, plant and equipment	198	175	103
Changes in operating assets and liabilities:
Accounts receivable	(4,088)	(9,148)	(4,666)
Taxes receivable	112	2,517	(1,949)
Inventories	(348)	(11,820)	14,812
Prepaid expenses and other assets	(843)	552	(915)
Accounts payable	(3,892)	8,508	5,264
Accrued taxes	(667)	2,441	483
Accrued payroll and other compensation	573	3,472	(2,022)
Proceeds from surrender of life insurance policies	-	-	3,830
Supplemental executive retirement settlement payments	-	-	(1,433)
Other liabilities, net	(2,164)	(2,574)	(638)
Net cash provided by operating activities	14,657	10,718	14,067
Cash flows from investing activities:
Net proceeds from divestiture	13,982	-	-
Acquisitions, net	-	276	(128)
Proceeds from sale of a product line	-	4,797	-
Capital expenditures	(8,884)	(12,001)	(5,921)
Reimbursement of cash from leasing company	818	699	-
(Increase) release of restricted cash	(225)	-	2,400
Purchases of short-term investment	(12,000)	-	-
Net cash used for investing activities	(6,309)	(6,229)	(3,649)
Cash flows from financing activities:
Debt proceeds	-	4,900	8,816
Debt repayments	(255)	(5,129)	(9,092)
Capital lease payments	(1,294)	(1,177)	(1,287)
Common stock repurchased	(200)	(111)	(106)
Common stock issued	128	113	-
Net cash used for financing activities	(1,621)	(1,404)	(1,669)
Effect of exchange rate changes on cash	(810)	(818)	312
Increase in cash and cash equivalents	5,917	2,267	9,061
Cash and cash equivalents at beginning of period	24,988	22,721	13,660
Cash and cash equivalents at end of period	$30,905	$24,988	$22,721
Supplemental Schedule for Cash Flow Information
Cash paid (received) during the year for:
Interest	$351	$441	$460
Income taxes	$6,308	$(3,012)	$634

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lydall, Inc.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings		Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2008	23,172	$2,317	$52,071	$182,688	[1]	$(6,920)	$(64,983)	$165,173 [1]
Net loss revised¹				(14,815)[1]				(14,815)[1]
Other comprehensive income (loss):
Foreign currency translation adjustments						1,859		1,859
Change in pension plans, net of income taxes of $1,052						1,716		1,716
Change in fair value of derivative instrument, net of income tax benefit of $6						(10)		(10)
Comprehensive loss revised								(11,250)
Stock repurchased							(106)	(106)
Stock issued under employee plans	326	33	(96)					(63)
Stock based compensation expense			1,173					1,173
Stock issued to directors	62	6	246					252
Balance at December 31, 2009	23,560	2,356	53,394	167,873	[1]	(3,355)	(65,089)	155,179 [1]
Net income revised¹				2,639	[1]			2,639 [1]
Other comprehensive income (loss):
Foreign currency translation adjustments						(5,279)		(5,279)
Change in pension plans, net of income taxes of $199						325		325
Change in fair value of derivative instrument, net of income tax benefit of $13						(21)		(21)
Comprehensive loss revised								(2,336)
Stock repurchased							(111)	(111)
Stock issued under employee plans	48	5	54					59
Stock based compensation expense			1,102					1,102
Stock issued to directors	31	3	249					252
Balance at December 31, 2010	23,639	2,364	54,799	170,512	[1]	(8,330)	(65,200)	154,145 [1]
Net Income				13,779				13,779
Other comprehensive income (loss):
Foreign currency translation adjustments						(2,232)		(2,232)
Change in pension plans, net of income tax benefit of $3,712						(6,056)		(6,056)
Comprehensive income								5,491
Stock repurchased							(200)	(200)
Stock issued (cancelled) under employee plans	(18)	(1)	129					128
Stock based compensation expense			1,036					1,036
Stock issued to directors	24	2	250					252
Balance at December 31, 2011	23,645	$2,365	$56,214	$184,291		$(16,618)	$(65,400)	$160,852

¹ See Note 2 for discussion of revision of prior year amounts.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lydall, Inc.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Business – Lydall, Inc. and its subsidiaries (the “Company” or “Lydall”) design and manufacture specialty engineered filtration media, industrial thermal insulating solutions, automotive thermal and acoustical barriers, medical filtration media and devices and biopharmaceutical processing components for thermal/acoustical, filtration/separation and bio/medical applications.

Principles of consolidation – The Consolidated Financial Statements include the accounts of Lydall, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

On June 29, 2011, the Company sold its Affinity business. Affinity designed and manufactured high precision, specialty engineered temperature-control equipment for semiconductor, pharmaceutical, life sciences and industrial applications. The Consolidated Financial Statements have been retroactively restated to reflect Affinity as a discontinued operation for all periods presented.

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

Risks and uncertainties – Worldwide economic cycles affect the markets that the Company’s businesses serve and affect demand for Lydall’s products and impact profitability. Among other factors, disruptions in the global credit and financial markets, including diminished liquidity and credit availability, swings in consumer confidence and spending, unstable economic growth and fluctuations in unemployment rates has caused economic instability that has, and could continue to have, a negative impact on the Company’s results of operations, financial condition and liquidity.

Cash and cash equivalents – Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less at the date of purchase.

Short-term investments – Short-term investments include a certificate of deposit with a banking institution that has an original maturity of six months. The short-term investment is classified as held to maturity and carried on the Consolidated Balance Sheet at amortized cost as of December 31, 2011. At December 31, 2011, the estimated fair value of the investment approximated its amortized cost, and, therefore, there were no significant unrecognized holding gains or losses. This certificate of deposit matured on January 23, 2012, and $12.0 million of proceeds were recorded to cash and cash equivalents.

Concentrations of credit risk – Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. The Company places its cash and cash equivalents and short-term investments in high-quality financial institutions and instruments with a minimum investment grade rating of BBB or better. Concentrations of credit risk with respect to trade accounts receivable are limited by the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies. Foreign and export sales were 49.9% of the Company’s net sales in 2011, 50.7% in 2010 and 50.8% in 2009. Export sales primarily to Europe, Asia, Mexico and Canada were $47.0 million, $40.7 million and $27.1 million in 2011, 2010 and 2009, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. Sales to the automotive market, included in the Thermal/Acoustical segment, were 61.7% of the Company’s net sales in 2011, 56.6% in 2010 and 53.3% in 2009. Sales to Ford Motor Company (“Ford”) were 16.2%, 11.1% and 10.0% of Lydall’s 2011, 2010 and 2009 net sales, respectively. No other customer accounted for more than 10% of total net sales in 2011, 2010 or 2009. At December 31, 2011 and 2010, Ford represented 14.5% and 11.0%, respectively, of total accounts receivable. No other customers accounted for more than 10% of total accounts receivable at December 31, 2011 or 2010.

Inventories – Inventories are valued at lower of cost or market, cost being determined using the first-in, first-out (FIFO) cost method. Inventories in excess of requirements for current or anticipated orders have been written down to net realizable value.

Pre-production design and development costs – The Company enters into contractual agreements with certain customers to design and develop molds, dies and tools (collectively, “tooling”). All such tooling contracts relate to parts that the Company will supply to customers under long-term supply agreements. Tooling costs are accumulated in work-in process inventory and are charged to operations as the related revenue from the tooling is recognized. Revenue is recognized as tooling is delivered and accepted by the customer. The Company also may progress bill on certain tooling being constructed. These billings are recorded as progress billings (a reduction of the associated work-in-process inventory) until the appropriate revenue recognition criteria have been met.

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

The following tooling related assets were included in the Consolidated Balance Sheets as of December 31, 2011 and 2010:

	December 31,
In thousands	2011	2010
Inventories, net of progress billings and reserves	$3,654	$6,444
Prepaid expenses and other current assets, net	463	593
Other assets, net	334	370
Total tooling related assets	$4,451	$7,407

Amounts included in “Prepaid expenses and other current assets, net” include the short-term portion of receivables due under contractually guaranteed reimbursement arrangements and amounts included in “Other assets, net” represent the long-term portion of those receivables. Included in the inventory balance was an offset for progress billings of $2.7 million and $0.7 million at December 31, 2011 and 2010, respectively. Company owned tooling is recorded in “Property, plant and equipment, net” and was not material at December 31, 2011 or December 31, 2010.

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

Goodwill and other intangible assets – Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies, net of accumulated amortization. Goodwill and other intangible assets with indefinite lives are not amortized but are subject to annual impairment tests. All other intangible assets are amortized over their estimated useful lives, which range from 4 to 20 years. In performing impairment tests, the Company considers current market capitalization, discounted cash flows and other market factors as best evidence of fair value. There are inherent uncertainties and management judgment required in these analyses.

Valuation of long-lived assets – The Company evaluates the recoverability of long-lived assets, or asset groups, whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Should such evaluations indicate that the related future undiscounted cash flows are not sufficient to recover the carrying values of the assets, such carrying values would be reduced to fair value and this adjusted carrying value would become the assets’ new cost basis. Fair value is determined primarily using future anticipated cash flows that are directly associated with, and that are expected to arise as a direct result of the use and eventual disposition of the asset, or asset group, discounted using an interest rate commensurate with the risk involved, as well as market conditions and other factors. There are inherent uncertainties and management judgment required in these analyses.

Derivative instruments – Derivative instruments are measured at fair value and recognized as either assets or liabilities on the Consolidated Balance Sheet in either current or non-current other assets or other accrued liabilities or other long-term liabilities depending upon maturity and commitment. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in the Consolidated Statement of Operations. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the hedge transaction affects earnings. In general, the types of risks being hedged by the Company are related to the variability of future cash flows caused by changes in foreign currency exchange rates and hedging the impact of variability of foreign exchange rates on recorded intercompany assets or liabilities. Lydall’s objective for entering into derivative instruments has always been for risk management purposes. The Company does not engage in derivative instruments for speculative purposes. Lydall has historically not been a party to a significant number of derivative instruments.

Employer sponsored benefit plans – The Company recognizes the funded status of its domestic defined benefit pension plan as well as provides required disclosures. Net benefit obligations are calculated based on actuarial valuations using key assumptions related to discount rates and expected return on plan assets.

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

Research and development – Research and development costs are charged to expense as incurred and amounted to $8.1 million in 2011, $8.5 million in 2010 and $7.9 million in 2009. Research and development costs were primarily comprised of development personnel salaries, prototype material costs and testing and trials of new products.

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

Stock options and share grants – The Company accounts for awards of equity instruments under the fair value method of accounting and recognizes such amounts in the Consolidated Statements of Operations. The Company recognizes expense on a straight-line basis over the vesting period of the entire award. Stock-based compensation expense includes the estimated effects of forfeitures, and such estimates of forfeitures are adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. The effect of changes in estimated forfeitures is recognized in the period of change and also impacts the amount of expense to be recognized in future periods. The Company estimates the fair value of option grants based on the Black Scholes option-pricing model. Expected volatility and expected term are based on historical information. The Company believes that its future volatility and expected term are not likely to materially differ from the Company’s historical stock price volatility and historical exercise data, respectively. Compensation expense for all restricted stock awards is recorded based on the market value of the stock on the grant date and recognized as expense over the vesting period of the award. Compensation expense for performance-based restricted stock is also impacted by the probability of achieving the performance targets.

2. Revision of Prior Period Amounts

In preparing Lydall’s financial statements for the quarter ended September 30, 2011, the Company discovered certain prior period errors related to accounting for income taxes associated with dividends from a foreign subsidiary, which were omitted in error from U.S. income tax reporting. The impact of the errors was partially offset by a resulting adjustment to certain valuation allowances. These errors impacted income tax expense recorded by the Company beginning in the year ended December 31, 2004 and subsequent periods through June 30, 2011. The Company evaluated these errors and determined that they were immaterial to each of the original reporting periods affected. However, if the adjustments to correct the cumulative errors had been recorded in the third quarter of 2011, the Company believed the impact would have been material to 2011 results. As a result, the Company revised in the third quarter 2011 Form 10-Q its previously reported results for 2010, 2009 and 2008, for these income tax errors. In addition to recording these out of period tax adjustments, the Company recorded other adjustments to prior period amounts to correct other immaterial out of period errors.

The Consolidated Balance Sheets were also revised to reflect the cumulative effect of these errors described above and other immaterial errors. These revisions resulted in decreases to retained earnings of $1.3 million, $1.2 million and $1.0 million as of December 31, 2010, 2009 and 2008, respectively.

The adjustments to the Consolidated Statement of Cash Flows for the years ended December 31, 2010 and December 31, 2009 did not result in any changes to the amounts previously reported for net cash from operating activities, investing activities or financing activities in these periods. All adjustments had an immaterial effect on the components of cash flows from operating activities and had no net impact on net cash from operating activities in any period.

The revisions of prior period reported amounts are as follows:

Consolidated Balance Sheet - December 31, 2010

	As Previously Reported		Revised
In thousands	December 31, 2010	Adjustments	December 31, 2010

Taxes receivable	$1,867	$(1,150)	$717
Total current assets	$116,031	$(1,150)	$114,881
Total assets	$231,888	$(1,150)	$230,738

Accrued taxes	$3,113	$317	$3,430
Total current liabilities	$52,671	$317	$52,988

Deferred tax liabilities	$5,360	$(157)	$5,203

Retained earnings	$171,822	$(1,310)	$170,512
Total stockholders' equity	$155,455	$(1,310)	$154,145
Total liabilities and stockholders' equity	$231,888	$(1,150)	$230,738

Consolidated Statement of Operations - Year Ended December 31, 2010

	As Previously Reported		Revised
	Year Ended		Year Ended
In thousands, except per share data	December 31, 2010*	Adjustments	December 31, 2010

Income tax expense from continuing operations	$772	$100	$872
Income from continuing operations	$1,999	$(100)	$1,899
Net income	$2,739	$(100)	$2,639
Basic earnings per share:
Continuing operations	$0.12		$0.11
Discontinued operations	$0.04		$0.04
Net income	$0.16		$0.16
Diluted earnings per share:
Continuing operations	$0.12		$0.11
Discontinued operations	$0.04		$0.04
Net income	$0.16		$0.16
Weighted average number of common shares outstanding:
Basic	16,672		16,672
Diluted	16,788		16,788

Consolidated Statement of Operations - Year Ended December 31, 2009

	As Previously Reported		Revised
	Year Ended		Year Ended
In thousands, except per share data	December 31, 2009*	Adjustments	December 31, 2009

Income tax expense (benefit) from continuing operations	$(2,969)	$243	$(2,726)
Loss from continuing operations	$(12,922)	$(243)	$(13,165)
Net loss	$(14,572)	$(243)	$(14,815)
Basic earnings (loss) per share:
Continuing operations	$(0.78)		$(0.79)
Discontinued Operations	$(0.10)		$(0.10)
Net loss	$(0.88)		$(0.89)
Diluted earnings per share:
Continuing operations	$(0.78)		$(0.79)
Discontinued Operations	$(0.10)		$(0.10)
Net loss	$(0.88)		$(0.89)
Weighted average number of common shares outstanding:
Basic	16,567		16,567
Diluted	16,567		16,567

* As previously reported years ended December 31, 2010 and 2009 have been retroactively restated to reflect Affinity as a discontinued operation. See Note 8.

3. Inventories

Inventories as of December 31, 2011 and 2010 were as follows:

	December 31,
In thousands	2011	2010
Raw materials	$15,068	$15,587
Work in process	11,569	11,759
Finished goods	9,915	10,758
	36,552	38,104
Less: Progress billings on tooling inventory	(2,706)	(660)
Total inventories	$33,846	$37,444

Included in work in process is gross tooling inventory of $6.4 million and $7.1 million at December 31, 2011 and December 31, 2010, respectively. Tooling inventory, net of progress billings, was $3.7 million and $6.4 million at December 31, 2011 and 2010, respectively.

4. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2011 and 2010 were as follows:

	Estimated	December 31,
In thousands	Useful Lives	2011	2010
Land	–	$2,143	$2,380
Buildings and improvements	10-35 years	43,510	46,084
Machinery and equipment	5-25 years	146,505	147,985
Office equipment	2-8 years	32,682	33,314
Vehicles	3-6 years	581	642
Assets under capital leases:
Land	–	652	673
Buildings and improvements	10-35 years	5,717	5,889
Machinery and equipment	5-25 years	3,882	4,004
		235,672	240,971
Accumulated depreciation		(156,739)	(154,250)
Accumulated amortization of capital leases		(4,479)	(3,974)
		74,454	82,747
Construction in progress		4,485	5,489
Total property, plant and equipment		$78,939	$88,236

Depreciation expense was $13.6 million in 2011, $13.7 million in 2010 and $14.9 million in 2009.

5. Goodwill and Intangible Assets

Goodwill was $18.1 million as of December 31, 2011 compared to $18.2 million as of December 31, 2010. As of December 31, 2011, $13.4 million of goodwill was associated with the Performance Materials segment and $4.7 million was associated with the Life Sciences Vital Fluids business, included in Other Products and Services (“OPS”).

Gross and net carrying amounts of goodwill at December 31, 2010 and 2011 are as follows:

In thousands	Performance Materials	Thermal/ Acoustical	Other Products and Services	Totals
Goodwill	$13,522	$12,160	$8,879	$34,561
Accumulated amortization/impairment	-	(12,160)	(4,219)	(16,379)
Balance at December 31, 2010	13,522	-	4,660	18,182
Goodwill	13,399	12,160	5,787	31,346
Accumulated amortization/impairment	-	(12,160)	(1,127)	(13,287)
Balance at December 31, 2011	$13,399	$-	$4,660	$18,059

In June 2011 the Company sold its Affinity business, which was included in OPS. The Affinity business had $3.1 million of goodwill and accumulated amortization, which was disposed of in the sale.

The changes in the carrying amounts of goodwill in 2010 and 2011 are as follows:

In thousands	Performance Materials	Other Products and Services	Totals
Balance at January 1, 2010	$14,598	$4,660	$19,258
Goodwill write-off	(826)	-	(826)
Goodwill adjustment	69	-	69
Currency translation adjustment	(319)	-	(319)
Balance at December 31, 2010	13,522	4,660	18,182
Goodwill adjustment	15	-	15
Currency translation adjustment	(138)	-	(138)
Balance at December 31, 2011	$13,399	$4,660	$18,059

Goodwill Impairment Testing

During the fourth quarter of 2011, the Company performed its annual impairment analysis of the $13.4 million of goodwill in the Performance Materials reporting unit (PM reporting unit) and $4.7 million of goodwill in the Life Sciences Vital Fluids reporting unit (VF reporting unit), included in OPS. During the fourth quarter of 2011, the Company elected to early adopt ASU No. 2011-08, Intangibles - Goodwill and Other (Topic 350) - Testing Goodwill for Impairment, which gives companies the option to qualitatively assess goodwill impairment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A two-step quantitative approach is utilized for goodwill that does not meet the qualitative assessment. In the first step, the Company compares the carrying value of the reporting unit to its fair value, which the Company estimates using a discounted cash flow analysis or by comparison with the market values of similar assets. If the carrying amount of the reporting unit exceeds its estimated fair value, the Company performs the second step, and determines the impairment loss, if any, as the excess of the carrying value of the goodwill over its fair value.

For the PM and VF reporting units, the Company first assessed qualitative factors to determine whether it was more likely than not that the fair value of the reporting units were less than their carrying amounts as a basis for determining whether it was necessary to perform the two-step impairment test described in Topic 350. As a result of these analyses, the Company concluded that it was not necessary to perform the two-step impairment test for the PM reporting unit as it was not more likely than not that the fair value of the PM reporting unit was less than its carrying value. However, the Company concluded that it was necessary to perform the two step test for the VF reporting unit in accordance with Topic 350.

In performing step one of the impairment analysis, to estimate the fair value of the VF reporting unit, the Company used both: (i) the income approach - discounted cash flows, and (ii) the market approach - comparable company analysis. The income approach involved determining the present value of future cash flows from the reporting unit’s projected financial results in 2012 – 2014 and the projected cash flows beyond that three year period computed as the terminal value. To determine the present value of the future cash flows, a discount rate of approximately 16% was used by the reporting unit, which was the value-weighted average of the Company’s estimated cost of equity and debt derived using both known and estimated customary market metrics. The reporting unit’s weighted average cost of capital was adjusted to reflect a risk and a size premium. The Company performed sensitivity tests with respect to growth rates and discount rates used in the income approach. The Company believes the income approach was appropriate because it provided a fair value estimate based upon the reporting unit’s expected long-term operations and cash flow performance.

In applying the market approach, valuation multiples were derived from historical and projected operating data of selected guideline companies, which were evaluated and adjusted, if necessary, based on the strengths and weaknesses of the reporting unit relative to the selected guideline companies. The valuation multiples were then applied to the appropriate projected operating data of the reporting unit to arrive at an indication of fair value. The Company believes the market approach was appropriate because it provided a fair value using multiples from companies with operations and economic characteristics similar to its reporting unit.

The Company weighted the results of the income and market approaches at 75% and 25%, respectively. The income approach was given a higher weight because it has a more direct correlation to the specific economics of the reporting unit than the market approach, which is based on multiples of companies that, although comparable, may not have the exact same mix of products and may not have the exact same systemic or non-systemic risk factors as the Company’s reporting unit.

The Company also considered EITF 02-13, Deferred Income Tax Considerations in Applying the Goodwill Impairment Test in ASC 350, to determine whether the fair value of the VF reporting unit should be estimated by assuming the reporting unit would be sold in a stock or asset transaction. The Company determined that an asset transaction was feasible and would result in a higher economic value relative to a stock transaction. As an asset transaction, the Company believes that a buyer would pay Lydall for the buyer’s expected tax amortization benefits to be realized in the future for the step up in asset basis.

The Company determined that the VF reporting unit, with $4.7 million of goodwill, had excess fair value over its carrying value of approximately 4%, and as a result, step two of the impairment test was not required. Small changes in future earnings, discount rates, market trends and cash flows could result in a goodwill impairment charge in the future.

The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which incorporate management assumptions about expected future cash flows, as well as other factors such as market capitalization and other market information. Future cash flows can be affected by numerous factors including changes in economic, industry or market conditions, changes in the underlying business or products of the reporting unit, changes in competition and changes in technology. Any changes in key assumptions about the business and its prospects, changes in any of the factors discussed above or other factors could affect the fair value of one or more of the reporting units resulting in an impairment charge. If future operating performance in the VF reporting unit’s business does not reasonably meet expectations or other key assumptions change or are not met, then a non-cash impairment charge to income from operations could occur.

Goodwill Associated with Acquisitions and Divestitures

On June 30, 2010, Lydall sold an electrical papers product line for a total consideration of $5.8 million (see Note 8). Lydall concluded that the sale of this product line constituted a sale of a business in accordance with ASC 805. The electrical papers business was included in the Company’s Performance Materials segment. In 2010, the Company wrote off $0.8 million of goodwill that was allocated to this business based on the relative fair value of the business sold to the total fair value of the related reporting unit.

The goodwill adjustment of $0.1 million in 2010 was related to the acquisition of DSM Solutech B.V. (“Solutech”) in December 2008. Lydall is obligated to pay to the Seller payments based on the net revenues of Solutech for a period of five years beginning on December 1, 2008 (“Contingent Consideration”). This Contingent Consideration will equal 4% of Solutech’s net revenues, as defined, during each of the periods. The value of the Contingent Consideration when paid will be added to the original cost of the acquisition and will increase the amount of goodwill previously recorded, as the acquisition occurred prior to the revised guidance issued by the Financial Accounting Standards Board (ASC 805) for business combinations. The goodwill adjustment in 2011 was less than $0.1 million.

Other Intangible Assets

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other intangible assets” in the Consolidated Balance Sheets as of December 31, 2011 and 2010:

	December 31, 2011		December 31, 2010
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
License agreements	$851	$(721)	$866	$(590)
Patents	6,482	(2,182)	6,628	(1,592)
Other	269	(162)	289	(139)
Total amortized intangible assets	$7,602	$(3,065)	$7,783	$(2,321)
Unamortized intangible assets:
Trademarks	$-		$450

Amortization of intangible assets for the years ended December 31, 2011, 2010 and 2009 was $0.9 million , $0.8 million and $0.9 million, respectively. Estimated amortization expense for intangible assets is expected to be $0.8 million for the year ending December 31, 2012, and $0.6 million for each of the years ending December 31, 2013 through 2016. As of December 31, 2011, the weighted average useful life of intangible assets was approximately 7 years.

6. Long-term Debt and Financing Arrangements

On June 16, 2011, the Company entered into a $35.0 million senior secured revolving Domestic Credit Facility (“Domestic Credit Facility”) with a financial institution, which replaced the Company’s prior $35.0 million Domestic Credit Facility that was terminated by the Company. The Domestic Credit Facility is secured by substantially all of the assets of the Company. The maturity date for the Domestic Credit Facility is June 15, 2016. The Company had no borrowings outstanding under the Domestic Credit Facility at December 31, 2011, or under the previous credit facility at December 31, 2010. The Company had no borrowings during 2011. At December 31, 2011, the Company has availability of $32.6 million under its Domestic Credit Facility, net of standby letters of credit outstanding of $2.4 million.

The loan agreement governing the Domestic Credit Facility contains a number of affirmative and negative covenants, including financial covenants. The Company is required to meet a minimum fixed charge coverage ratio. The fixed charge coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBITDA, as defined in the loan agreement, to fixed charges may not be less than 1 to 1 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined, as of the end of each fiscal quarter of no greater than 2.5 to 1.0. The Company must also meet a minimum consolidated EBITDA of $15.0 million through September 30, 2014 and $25.0 million thereafter. The Company was in compliance with all covenants at December 31, 2011.

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

On September 30, 2011, the Company, through a foreign subsidiary, entered into a new €8.0 million foreign credit facility (“Foreign Credit Facility”), with €6.0 million available for borrowings and €2.0 million available to fund letters of credit. This Foreign Credit Facility replaced the prior foreign credit facility that expired on September 30, 2011. The Foreign Credit Facility, which has a maturity date of September 30, 2014, was completed with the same group of banking institutions and under similar terms and conditions to those in place under the prior credit facility. At December 31, 2011, the Company’s foreign subsidiaries’ various credit arrangements with banks totaled €9.0 million (approximately $11.7 million) with €8.9 million (approximately $11.5 million) available for borrowings, primarily restricted to borrowings by the respective foreign subsidiary. Other than the standby letters of credit outstanding, the Company’s foreign subsidiaries had no borrowings outstanding on any of its credit arrangements at December 31, 2011 or December 31, 2010.

The Company has a capital lease agreement for a high speed manufacturing line at its German operation, included in the Thermal/Acoustical segment. The lease has monthly principal and interest payments through the first quarter of 2012. The lease also contains a purchase option, which provides the Company with the option to purchase the equipment any time after the fourth year of the lease term for a stated percentage of the original purchase price. In addition, the Company has a capital lease agreement for the land and building at the St. Nazaire, France operating facility, included in the Thermal/Acoustical segment, requiring monthly principal and interest payments through 2016. The capital lease provides an option for the Company to purchase the land and building at the end of the lease for a nominal amount.

Total outstanding debt consists of:

	Effective		December 31,
In thousands	Rate	Maturity	2011	2010
Volksbank Meinerzhagen eG	5.95%	2013	$314	$568
Capital Lease, manufacturing equipment, Meinerzhagen, Germany	4.25%	2012	158	798
Capital Lease, land and building, St. Nazaire, France	5.44%	2016	2,824	3,522
			3,296	4,888
Less portion due within one year			(1,035)	(1,496)
Total long-term debt			$2,261	$3,392

As of December 31, 2011, total debt maturing in 2012, 2013, 2014, 2015 and 2016 was $1.0 million, $0.7 million, $0.6 million, $0.6 million and $0.4 million, respectively. There was no debt outstanding that matures after 2016.

The weighted average interest rate on long-term debt was 5.4% for the year ended December 31, 2011, compared with 5.3% for 2010 and 5.0% for 2009.

The fair values of the Company’s long-term debt are determined using discounted cash flows based upon the Company’s estimated current interest cost for similar type borrowings or current market value. The carrying values of the long-term debt approximate fair market value.

7. Derivative Instruments and Hedging Activities

The Company occasionally utilizes derivative instruments to reduce its exposure to the effects of the variability of foreign currencies on its financial performance when it believes such action is warranted. The Company does not engage in derivative instruments for speculative purposes. Lydall has historically not been a party to a significant number of derivative instruments.

The Company had no derivative instruments at December 31, 2011 or 2010 designated as cash flow or fair value hedging instruments. The Company did not have derivative instruments during 2011 and the effect of derivative instruments on the Consolidated Statement of Operations designated as cash flow or fair value hedging instruments was immaterial for 2010.

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

The effect of derivative instruments not designated as hedging instruments on the Consolidated Statements of Operations in the years ended December 31, 2011 and December 31, 2010 were as follows:

In thousands	Location of (loss) recognized in earnings	Loss Recognized in Earnings
		2011	2010
Foreign exchange contracts	Other income, net	$-	$(630)

The Company includes the gain or loss on the derivative in the same line item as the offsetting gain or loss on the related hedged item. The amounts noted in the tables above for other income, net do not include any adjustments for the impact of deferred income taxes.

8. Acquisitions and Divestitures

2011 Transaction

On June 29, 2011, the Company sold its Affinity business for $15.2 million in cash. Affinity designed and manufactured high precision, specialty engineered temperature-control equipment for semiconductor, pharmaceutical, life sciences and industrial applications. The Company recorded a gain on sale, net of transaction costs and income taxes, of $3.9 million. The Consolidated Financial Statements have been retroactively restated to reflect Affinity as a discontinued operation for all periods presented.

The following table is a summary of the results of discontinued operations:

	December 31,
In thousands	2011	2010	2009
Net sales	$13,255	$21,894	$9,215
Income (loss) before income taxes	1,374	1,155	(2,470)
Income tax expense (benefit)	499	415	(820)
Income (loss) from discontinued operations	875	740	(1,650)
Gain on sale of discontinued operations, net of tax of $2,229	3,857	-	-
Income (loss) from discontinued operations, net of tax	$4,732	$740	$(1,650)

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

Gain Recognition

The Company recorded a gross gain on sale of $2.5 million, or a net gain on sale of $1.7 million, after a write-off of $0.8 million of goodwill that was allocated to the electrical papers product line, related to the delivered elements during the quarter ended June 30, 2010, and deferred a gain of $3.2 million as of June 30, 2010. The deferred amount is being recognized as income as services under the License Agreement are delivered in periods subsequent to the sale, including $1.6 million and $0.8 million recognized during 2011 and 2010, respectively. As of December 31, 2011, the remainder of the gain, approximately $0.8 million, will be recognized on a straight-line basis over the period that the Company satisfies its obligations under the License Agreement.

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

Common Stock – As of December 31, 2011, 5,113 Lydall stockholders of record held 17,147,629 shares of Common Stock.

Dividend policy – The Company does not pay a cash dividend on its Common Stock. The Company’s Domestic Credit Facility, entered into on June 16, 2011, does not place any restrictions on cash dividend payments, so long as the payments do not place the Company in default.

10. Employer Sponsored Benefit Plan

On July 29, 2010, Lydall’s Board of Directors voted to approve the merger of Lydall’s three domestic defined benefit pension plans into one plan to achieve administrative efficiencies and reduce plan maintenance costs. The effective date of the merger was December 31, 2010.

The domestic defined benefit pension plan, which covers the majority of domestic Lydall employees, is noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. The plan is closed to new employees and benefits under the pension plan are no longer accruing.

The Company’s funding policy for its domestic defined benefit pension plan is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes.

Plan assets and benefit obligations of the domestic defined benefit pension plan are as follows:

	December 31,
In thousands	2011	2010
Change in benefit obligation:
Net benefit obligation at beginning of year	$45,950	$43,886
Interest cost	2,589	2,553
Actuarial loss	6,300	1,250
Gross benefits paid	(1,998)	(1,739)
Net benefit obligation at end of year	$52,841	$45,950
Change in plan assets:
Fair value of plan assets at beginning of year	$32,797	$29,285
Actual return on plan assets	(1,328)	3,595
Contributions	3,172	1,656
Gross benefits paid	(1,998)	(1,739)
Fair value of plan assets at end of year	$32,643	$32,797
Net benefit obligation in excess of plan assets	$(20,198)	$(13,153)
Balance sheet amounts:
Noncurrent liabilities	$(20,198)	$(13,153)
Total liabilities	$(20,198)	$(13,153)
Amounts recognized in accumulated other comprehensive income, net of tax consist of:
Net actuarial loss	$18,466	$12,459
Net amount recognized	$18,466	$12,459

At December 31, 2011, in addition to the accrued benefit liability of $20.2 million recognized for the Company’s domestic defined benefit pension plan, the Company also had an accrued benefit liability of $0.8 million and accumulated other comprehensive loss, net of tax, related to foreign regulatory labor agreements of $0.1 million.

At December 31, 2010, in addition to the accrued benefit liability of $13.2 million recognized for the Company’s domestic defined benefit pension plan, the Company also had an accrued benefit liability of $0.8 million and an insignificant accumulated other comprehensive loss, net of tax, related to foreign regulatory labor agreements.

The domestic defined benefit pension plan liability, net of tax, included in other comprehensive income increased by $6.0 million for the year ended December 31, 2011 and decreased by $0.4 million for the year ended December 31, 2010.

Aggregated information for the domestic defined benefit pension plan with an accumulated benefit obligation in excess of plan assets is provided in the tables below:

	December 31,
In thousands	2011	2010
Projected benefit obligation	$52,841	$45,950
Accumulated benefit obligation	$52,841	$45,950
Fair value of plan assets	$32,643	$32,797

Components of net periodic benefit cost for the domestic pension plan:

	December 31,
In thousands	2011	2010	2009
Service cost	$-	$-	$47
Interest cost	2,589	2,553	2,571
Expected return on plan assets	(2,644)	(2,329)	(2,033)
Curtailment loss	-	-	213
Settlement gain	-	-	(59)
Amortization of:
Prior service cost	-	-	7
Actuarial net loss	582	590	695
Total net periodic benefit cost	$527	$814	$1,441

It is estimated that $0.9 million of actuarial net loss will be amortized from accumulated other comprehensive loss into net periodic benefit costs for the domestic pension plan in 2012.

The major assumptions used in determining the year-end benefit obligation and annual net cost for the domestic pension plan are presented in the following table:

	Benefit Obligation		Net Cost
For the years ended December 31,	2011	2010	2011	2010	2009
Discount rate	5.00%	5.74%	5.74%	5.96%	6.12%
Expected return on plan assets	7.75%	8.00%	8.00%	8.00%	8.00%

Plan Assets

The domestic defined benefit pension plan is administered by an Administrative Committee and an Investment Committee, which are appointed by the Board of Directors. The Investment Committee’s responsibilities are to establish a funding policy for the Lydall Pooled Pension Investment Trust (“the Trust”) and to appoint and oversee the investment advisors responsible for the Trust’s investments. The Investment Committee is a named fiduciary under the plan with respect to management of the Trust’s investments. The assets of the domestic defined benefit pension plan are invested in the Trust for the purpose of investment diversification. In determining the expected return on plan assets, the Investment Committee considers the relative weighting of plan assets, the historical performance of marketable debt and equity securities and economic and other indicators of future performance.

Investment management objectives include maintaining an adequate level of diversification to balance market risk and to provide sufficient liquidity for near-term payments of benefits accrued under the domestic pension plan and to pay the expenses of administration. The long-term investment objective of the Trust is to achieve a total return equal to or greater than the Trust’s actuarially assumed rate of return, currently 7.75%. Though it is the intent of the Investment Committee to achieve income and growth, that intent does not include taking extraordinary risks or engaging in investment activities not commonly considered prudent under the standards imposed by ERISA. The Investment Committee defines risk as the probability of not meeting the Trust’s objectives and the probability of not meeting the Trust’s liability requirements. The allowable investments include: exchange-traded stocks, over-the-counter common and preferred stocks, warrants, rights, convertible securities, depository receipts and shares, trust certificates, limited partnership interests, shares of other investment companies, real estate investment trusts and equity participation, obligations of foreign governments, obligations of international agencies, obligations issued by the U.S. government, mortgage related and other asset-backed securities, corporate debt securities, inflation-index bonds issued by corporations, structured notes, delayed funding loans and revolving credit facilities, bank certificates of deposit, debt securities issued by state of local governments, and money market funds. Prohibited investments include: venture capital investments, direct investment in real estate properties, CMO derivatives, hedge funds, Lydall, Inc. securities, and commodities.

The Investment Committee’s target asset allocation seeks to control risk through portfolio diversification and takes into account, among other factors, objectives discussed above, current funding levels, cash flow conditions and economic and industry trends. Equity securities include investments in large-cap and mid/small-cap companies primarily located in the United States, non-U.S. equities, and emerging market equities. Fixed income securities include fixed income mutual bond funds and common and collective funds.

The following table presents the target allocation of pension plan assets for 2012, which was revised by the Investment Committee in August, 2011, and the actual allocation of plan assets as of December 31, 2011 and 2010 by major asset category:

	Target Allocation	Actual Allocation of Plan Assets December 31,
Asset Category	2012	2011	2010
Equity securities:
U.S. Large Cap	18% - 38%	30%	40%
U.S. Mid/Small Cap	4% - 22%	10%	14%
Non-U.S.	15% - 25%	17%	13%
Emerging Markets	3% - 9%	5%	5%
Fixed income securities:
U.S. Bonds	12% - 38%	30%	20%
Non-U.S. Bonds	2% - 8%	5%	5%
Real estate investment trusts	0% - 8%	-	-
Cash and cash equivalents	0% - 5%	3%	3%

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

Equity securities, which consist primarily of common stocks, are valued at the closing price reported in the active market in which individuals securities are traded. Short-term cash funds, mutual funds and real estate investment trusts are valued at the net asset value of shares held by the plan at year end as reported in the active market in which the funds are traded. Common and collective trusts are stated at their net unit values as reported on by the investment manager of the fund, and are based on the fair value of the underlying assets and liabilities, which are primarily marketable securities with quoted market prices.

The Trust’s purchases and sales of securities are recorded on a trade date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

The following table sets forth by level, within the fair value hierarchy, the Trust’s assets at fair value as of December 31, 2011 and December 31, 2010:

December 31, 2011
In thousands	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. Large Cap	$9,958	$-	$-	$9,958
U.S. Mid/Small Cap	3,332	-	-	3,332
Non-U.S.	5,549	-	-	5,549
Emerging Markets	1,636	-	-	1,636
Fixed income securities:
U.S. Bonds	5,292	4,353	-	9,645
Non-U.S. Bonds	1,493	-	-	1,493
Real estate investment trusts	133	-	-	133
Cash and cash equivalents	897	-	-	897
Total Assets at Fair Value	$28,290	$4,353	$-	$32,643

December 31, 2010
In thousands	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. Large Cap	$13,106	$-	$-	$13,106
U.S. Mid/Small Cap	4,720	-	-	4,720
Non-U.S.	4,346	-	-	4,346
Emerging Markets	1,498	-	-	1,498
Fixed income securities:
U.S. Bonds	5,057	1,640	-	6,697
Non-U.S. Bonds	1,514	-	-	1,514
Cash and cash equivalents	916	-	-	916
Total Assets at Fair Value	$31,157	$1,640	$-	$32,797

Estimated Future Contributions and Benefit Payments

The Company expects to contribute approximately $2.7 million in cash to its domestic defined benefit pension plan in 2012.

Estimated future benefit payments for the next 10 years are as follows:

In thousands	2012	2013	2014	2015	2016	2017-2021
Benefit payments	$1,988	$2,089	$2,218	$2,303	$2,353	$14,204

Employee Savings Plan

The Company also sponsors a 401(k) Plan. Employer contributions to this plan amounted to $1.4 million in 2011, $0.8 million in 2010, and $0.5 million in 2009. In response to the global economic decline, Lydall suspended its matching contribution to its sponsored 401(k) plan in May 2009 for all non-union domestic employees. The company resumed matching contributions in July 2010. Matching contributions by the Company are made on employee pretax contributions up to five percent of compensation, with the first three percent matched at 100% and the next two percent matched at 50%. Prior to the suspension in 2009, the Company’s matching contribution was 100% of employee pretax contributions up to 6% of compensation.

11. Equity Compensation Plans

As of December 31, 2011, the Company had two stock option plans – the 1992 Stock Incentive Compensation Plan (“1992 Plan”) and the 2003 Stock Incentive Compensation Plan (“2003 Plan”), collectively, the “Plans” – under which incentive and non-qualified stock options and time and performance based restricted shares may have been granted to employees and outside directors from authorized but unissued shares of Common Stock or treasury shares. The 1992 Plan expired in May 2002; however, the 1992 Plan continues to govern all outstanding awards under that plan until the awards themselves are exercised or terminate in accordance with their terms. The 2003 Plan authorized 2.5 million share options and restricted shares for employees and outside directors and will expire in October 2012.

The Company recognizes expense on a straight-line basis over the vesting period of the entire award. Options issued by the Company under its stock option plans have a term of ten years and generally vest ratably over a period of three to four years. Time-based restricted stock grants are expensed over the vesting period of the award, which is typically four years. The number of performance based restricted shares that vest or forfeit depend upon achievement of certain targets during the performance period. Stock-based compensation expense includes the estimated effects of forfeitures. Stock options issued under the current plan must have an exercise price that may not be less than the fair market value of the Company’s Common Stock on the date of grant. The Plans provide for automatic acceleration of vesting in the event of a change in control of the Company. Upon the exercise of a stock option under its stock option plans, shares are issued from authorized shares or treasury shares held by the Company.

The Company incurred compensation expense of $1.3 million, $1.4 million, and $1.4 million for the years ended December 31, 2011, 2010 and 2009, respectively, for all stock-based compensation plans, including restricted stock awards. No compensation costs were capitalized as part of inventory. The associated tax benefit realized was $0.3 million, $0.1 million, and $0.1 million for the years ended December 31, 2011, 2010 and 2009, respectively.

Stock Options

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:

	2011	2010	2009
Risk-free interest rate	2.6%	2.2%	2.6%
Expected life	5.5 years	5.3 years	5.5 years
Expected volatility	69%	65%	61%
Expected dividend yield	0%	0%	0%

The following is a summary of the option activity as of December 31, 2011 and changes during the year then ended:

In thousands except per share amounts and years
Outstanding Stock Options	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2010	907	$8.62
Granted	178	$8.94
Exercised	(36)	$8.34
Forfeited/Cancelled	(87)	$8.75
Outstanding at December 31, 2011	962	$8.68	6.7	$1,328
Options exercisable at December 31, 2011	559	$9.25	4.9	$671

The Company granted 177,500, 200,775 and 173,000 stock options during 2011, 2010 and 2009, respectively. The weighted-average grant-date fair value of options granted during the years 2011, 2010 and 2009 was $5.43 $4.48 and $2.95, respectively. There were 35,874 options exercised in 2011, 15,700 options exercised in 2010, and no options exercised in 2009. The total intrinsic value for options exercised during 2011 was $0.1 million and the associated tax benefit realized from stock options exercised was minimal. The total intrinsic value and associated tax benefit realized for options exercised in 2010 were minimal. The amount of cash received from the exercise of stock options was $0.1 million during both of the years 2011 and 2010. At December 31, 2011, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.4 million, with a weighted average expected amortization period of 3.2 years.

Restricted Stock

Restricted stock includes both performance-based and time-based awards. Compensation for restricted stock is recorded based on the market value of the stock on the grant date and amortized to expense over the vesting period of the award. The Company granted 22,000, 116,000 and 333,000 shares of restricted stock during 2011, 2010 and 2009, respectively. The weighted average fair value per share of restricted stock granted was $5.54, $7.80 and $5.48 during 2011, 2010 and 2009, respectively. During 2011, 2010 and 2009, respectively, there were 59,440 shares, 83,000 shares and 13,050 shares of restricted stock forfeited. The fair value of awards for which restrictions lapsed during the years ended December 31, 2011, 2010, and 2009 was $0.6 million, $0.4 million and $0.4 million, respectively. At December 31, 2011, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $1.2 million, with a weighted average expected amortization period of 2.2 years.

The following is a summary of the Company’s unvested restricted shares as of December 31, 2011 and changes during the year ended December 31, 2011:

In thousands except per share amounts
Unvested Restricted Shares	Shares	Weighted- Average Grant-Date Fair Value
Unvested at December 31, 2010	430	$6.27
Granted	22	$5.54
Vested	(122)	$6.23
Forfeited/Cancelled	(59)	$5.89
Unvested at December 31, 2011	271	$6.31

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

As of December 31, 2011, there were 2,501,830 shares remaining available for purchase under the Repurchase Program. There was no repurchase activity under the Repurchase Program during 2011. The 22,371 shares acquired by the Company during the year ended December 31, 2011 represent shares withheld by the Company pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans allowing the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due.

12. Segment Information

On June 29, 2011, the Company sold its Affinity business (see Note 8), which had been included in OPS. Affinity designed and manufactured high precision, specialty engineered temperature-control equipment for semiconductor, pharmaceutical, life sciences and industrial applications. As a result of the sale, the Consolidated Financial Statements have been retroactively restated to reflect Affinity as a discontinued operation and the following segment information excludes Affinity’s net sales and operating income for all periods presented.

The Company’s reportable segments are Performance Materials and Thermal/Acoustical. The Performance Materials segment reports the results of the Industrial Filtration, Industrial Thermal Insulation and Life Sciences Filtration businesses. The Thermal/Acoustical segment reports the results of Lydall’s automotive business, which includes Metal parts, Fiber parts and related Tooling. OPS includes Life Sciences Vital Fluids.

In the first quarter of 2012, the Thermal/Acoustical segment continues to implement a comprehensive improvement plan in its fibers business. Internal organizational changes were made in the Company’s Thermal/Acoustical segment to better align the Company’s structure with its strategic direction. As a result, the Company is evaluating the impact of these changes on its reportable segments.

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

Industrial Thermal Insulation products are high performance nonwoven veils, papers, mats and specialty composites for the cryogenic, building products, appliance, and high temperature insulation markets. The Manniglas® Thermal Insulation brand is diverse in its product application ranging from high temperature seals and gaskets in ovens and ranges to specialty veils for HVAC and cavity wall insulation. appLY® Mat Needled Glass Mats have been developed to expand Lydall’s high temperature technology portfolio for broad application into the appliance market and supplements the Lytherm® Insulation Media product brand, traditionally utilized in the industrial market for kilns and furnaces used in metal processing. Lydall’s Cryotherm® Super-Insulating Media, CRS-Wrap® Super-Insulating Media and Cryo-Lite™ Cryogenic Insulation products are industry standards for state-of-the-art cryogenic insulation designs used by manufacturers of cryogenic equipment for liquid gas storage, piping, and transportation.

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

Thermal/Acoustical Segment

The Thermal/Acoustical segment offers a full line of innovative engineered products to assist in noise and heat abatement within the transportation sector. Lydall products are found in the interior (dash insulators), underbody (wheel well, fuel tank, exhaust) and under hood (engine compartment) of cars, trucks, SUV’s, heavy duty trucks and recreational vehicles. Lydall’s patented products include ZeroClearance®, AMS®, Flexshield® and dBCore® comprised of organic and inorganic fiber composites (fiber parts) as well as metal combinations (metal parts).

Other Products and Services

The Life Sciences Vital Fluids business offers specialty products for blood filtration devices, blood transfusion single-use containers and bioprocessing single-use containers and products for containment of media, buffers and bulk intermediates used in biotech, pharmaceutical and diagnostic reagent manufacturing processes.

Net sales by segment and for OPS, as well as reconciling items, to equal to consolidated net sales for the years ended December 31, 2011, 2010, and 2009 were as follows:

Consolidated Net Sales	For the Years Ended December 31,
In thousands	2011	2010	2009
Performance Materials Segment:
Industrial Filtration	$72,888	$71,480	$55,223
Industrial Thermal Insulation	47,299	38,951	32,217
Life Sciences Filtration	13,872	12,704	10,575
Performance Materials Segment net sales	134,059	123,135	98,015
Thermal/Acoustical Segment:
Metal parts	$142,646	$110,085	$76,263
Fiber parts	78,722	48,329	30,472
Tooling	15,406	20,637	21,058
Thermal/Acoustical Segment net sales	236,774	179,051	127,793
Other Products and Services:
Life Sciences Vital Fluids	$14,670	$15,562	$14,600
Other Products and Services net sales	14,670	15,562	14,600
Eliminations and Other	(1,915)	(1,635)	(676)
Consolidated Net Sales	$383,588	$316,113	$239,732

Operating income (loss) from continuing operations by segment and for OPS and Corporate Office Expenses for the years ended December 31, 2011, 2010, and 2009 were as follows:

Operating Income (Loss) from Continuing Operations	For the Years Ended December 31,
In thousands	2011	2010	2009
Performance Materials Segment	$18,194	$17,247	$7,593
Thermal/Acoustical Segment	12,860	446	(10,337)
Other Products and Services:
Life Sciences Vital Fluids	(1,040)	(131)	211
Corporate Office Expenses	(13,826)	(14,047)	(12,754)
Consolidated Operating Income (Loss) from Continuing Operations	$16,188	$3,515	$(15,287)

Operating results in 2011 and 2010 were impacted by a net gain on sale of a product line in the Performance Materials segment of $1.6 million and $2.5 million, respectively. Operating results in 2009 for the Thermal/Acoustical segment were impacted by restructuring related charges of $5.8 million.

Total assets by segment and for OPS and the Corporate Office were as follows at December 31, 2011, 2010 and 2009:

Total Assets	December 31,
In thousands	2011	Revised 2010	Revised 2009
Performance Materials Segment	$71,379	$74,895	$75,192
Thermal/Acoustical Segment	122,765	122,572	113,733
Other Products and Services	11,064	20,690	18,914
Corporate Office	29,977	12,581	15,244
Total Assets	$235,185	$230,738	$223,083

Total capital expenditures and depreciation and amortization by segment and for OPS and the Corporate Office for the years ended December 31, 2011, 2010 and 2009 were as follows:

	Capital Expenditures			Depreciation and Amortization
In thousands	2011	2010	2009	2011	2010	2009
Performance Materials Segment	$3,801	$3,825	$2,542	$5,718	$5,340	$5,572
Thermal/Acoustical Segment	3,561	6,988	1,430	7,746	7,708	8,487
Other Products and Services	270	724	1,935	726	868	713
Corporate Office	1,252	464	14	288	491	1,118
Total	$8,884	$12,001	$5,921	$14,478	$14,407	$15,890

Included in the above figures for OPS are immaterial capital expenditures relating to the Affinity business for 2011, 2010, and 2009 respectively. Depreciation and amortization expense of $0.1 million, $0.2 million and $0.3 million relating to the Affinity business are also included in the above figures for 2011, 2010 and 2009, respectively.

Net sales by geographic area for the years ended December 31, 2011, 2010 and 2009 and long-lived asset information by geographic area as of December 31, 2011, 2010 and 2009 were as follows:

	Net Sales			Long-Lived Assets
In thousands	2011	2010	2009	2011	Revised 2010	Revised 2009
United States	$239,101	$196,628	$144,924	$48,803	$54,945	$54,856
France	58,974	51,079	37,779	17,621	18,757	22,780
Germany	81,424	65,019	53,813	14,065	16,158	18,349
Other	4,089	3,387	3,216	1,280	1,903	1,977
Total	$383,588	$316,113	$239,732	$81,769	$91,763	$97,962

Foreign sales are based on the country in which the sales originated (i.e., where the legal entity is domiciled).

Sales to Ford Motor Company in 2011, 2010 and 2009 were $62.2 million, $35.0 million and $24.1 million, respectively. These sales were reported in the Thermal/Acoustical segment. No other customers accounted for more than 10% of total net sales in 2011, 2010, or 2009.

13. Income Taxes

The provision for income taxes from continuing operations consists of the following:

	For the years ended December 31,
		Revised	Revised
In thousands	2011	2010	2009
Current:
Federal	$1,534	$(1,422)	$(1,576)
State	15	(24)	209
Foreign	3,623	1,921	426
Total Current	5,172	475	(941)
Deferred:
Federal	$503	$(1,209)	$(989)
State	108	666	(489)
Foreign	572	940	(307)
Total Deferred	1,183	397	(1,785)
Provision for income taxes	$6,355	$872	$(2,726)

The following is a reconciliation of the difference between the actual provision for income taxes from continuing operations and the provision computed by applying the federal statutory tax rate on earnings:

	For the years ended December 31,
		Revised	Revised
In thousands	2011	2010	2009
Statutory federal income tax rate	34.0%	34.0%	34.0%
State income taxes, including valuation allowances	1.9	20.7	1.3
Valuation allowances for deferred tax assets	2.2	87.8	(8.5)
Foreign dividends	1.7	30.8	(9.2)
Reserve for tax contingencies	0.6	(7.5)	2.0
France tax law change	1.8	5.9	-
IRC Section 987 loss	-	(143.3)	-
Other	(0.9)	3.1	(2.4)
Effective income tax rate	41.3%	31.5%	17.2%

The Other line item above includes mainly non-deductible expenditures such as meals and entertainment and stock based compensation expense for incentive stock options and other non-taxable income and expense items.

The Company’s effective tax rate from continuing operations for 2011 was 41.3% compared to 31.5% in 2010 and 17.2% in 2009. For 2011, the difference between the Company’s effective tax rate from continuing operations and the statutory federal income tax rate was primarily caused by valuation allowances against foreign tax credit carryovers, a valuation allowance against a foreign net deferred tax asset, and dividends from a foreign subsidiary.

For 2010, the Company’s effective tax rate from continuing operations was significantly impacted by a tax benefit of $4.0 million associated with a change in assertion regarding unremitted foreign earnings related to its German branch. This was offset by valuation allowances against foreign tax credit carryovers and state net operating loss carryovers that generated tax expense of $3.0 million and $0.9 million of tax expense associated with dividends from a foreign subsidiary. The impact of those items and a reduction in reserves for tax contingencies contributed to the Company’s effective tax rate from continuing operations differing from the statutory federal income tax rate in 2010.

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

Also during 2010, the Company recorded valuation reserves against foreign tax credit carryovers and state net operating loss carryovers, which generated tax expense of $3.0 million. The reserves reflect the Company’s assessment that the future realization of such tax benefits was not reasonably assured. An analysis was performed of the expected future realization of these foreign tax credits generated in 2010 before their expiration and, as a result, the Company recorded an income tax charge of $2.4 million in 2010 to record a valuation allowance on the available foreign tax credits for which future realization was not reasonably assured. In addition, a valuation allowance of $0.6 million was recorded against state net operating loss carryovers as of December 31, 2010.

In 2009, an income tax charge of $1.5 million as a result of dividends from a foreign subsidiary and an income tax charge of $1.4 million to record valuation allowances on foreign tax credit carryovers, primarily contributed to the effective tax rate differing from the statutory federal income tax rate. The Company determined it would carry-back its 2009 taxable loss to prior years. This carry-back allowed foreign tax credits previously utilized by the Company to become available for future use. An analysis was performed of the expected future realization of these foreign tax credits before their expiration, and as a result, a valuation allowance of $1.4 million was made in 2009.

The following schedule presents net current and net long-term deferred tax assets and liabilities by tax jurisdiction as of December 31, 2011 and 2010:

	2011		2010
	Deferred Tax Assets		Deferred Tax Assets
In thousands	Current	Long-term	Current	Long-term
Federal	$1,832	$-	$1,116	$-
State	58	-	42	-
Foreign	288	798	164	1,453
Totals	$2,178	$798	$1,322	$1,453

	2011		Revised 2010
	Deferred Tax Liabilities		Deferred Tax Liabilities
In thousands	Current	Long-term	Current	Long-term
Federal	$-	$4,491	$-	$4,239
State	-	406	-	597
Foreign	32	343	34	367
Totals	$32	$5,240	$34	$5,203

The net deferred tax liabilities consist of the following as of December 31, 2011 and 2010:

	December 31,
		Revised
In thousands	2011	2010
Deferred tax assets:
Accounts receivable	$106	$110
Inventories	733	857
Net operating loss carryforwards	4,429	5,151
Other accrued liabilities	1,619	1,531
Pension	8,048	5,424
Tax credits	6,061	5,925
Total deferred tax assets	20,996	18,998
Deferred tax liabilities:
Domestic liability of foreign assets	$766	$1,082
Intangible assets	6,015	3,944
Property, plant and equipment	9,379	10,411
Total deferred tax liabilities	16,160	15,437
Valuation allowance	7,132	6,023
Net deferred tax liabilities	$2,296	$2,462

For the years ended December 31, 2011, 2010 and 2009, income (loss) from continuing operations before income taxes was derived from the following sources:

	For the years ended December 31,
		Revised	Revised
In thousands	2011	2010	2009
United States	$4,767	$(4,906)	$(15,776)
Foreign	10,635	7,677	(115)
Total income (loss) from continuing operations before income taxes	$15,402	$2,771	$(15,891)

At December 31, 2011, the Company had approximately $6.0 million of foreign net operating loss carryovers in France and $5.6 million of net operating loss carryovers in the Netherlands. The French net operating loss carryforwards have no expiration. The Company had concluded it is more likely than not that the French net operating loss carryforwards will be fully realized and no valuation allowance is necessary as of December 31, 2011. The Netherlands’ net operating losses expire between the years 2017 and 2020. The Company has recorded a valuation allowance against the net deferred tax asset in the Netherlands. The Company will continue to monitor the realization criteria based on future operating results.

At December 31, 2011, the Company had approximately $20.5 million of state net operating loss carryforwards, which expire between 2012 and 2031. In addition, at December 31, 2011, the Company had $4.0 million of foreign tax credit carryforwards that expire between 2015 and 2021 and $3.1 million of state tax credit carryforwards that expire between 2012 and 2026. As of December 31, 2011, the Company had provided a valuation reserve against the majority of its state net operating loss carryforwards and all of its federal and state tax credit carryforwards. The valuation allowance related to all of these deferred tax assets was required as the Company determined that future realization was not reasonably assured. The Company evaluates and weighs the positive and negative evidence present at each period. In arriving at a conclusion, the Company has given significant weight to future projected earnings and historical earnings.

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

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

in thousands	2011	2010
Unrecognized tax benefits at beginning of year	$822	$884
Increases (decreases) relating to positions taken in prior periods	194	(78)
Increases (decreases) relating to current period	(48)	101
Decreases due to lapse of statute of limitations	(98)	(85)
Unrecognized tax benefits at end of year	$870	$822

The Company recognizes the interest accrued and the penalties related to unrecognized tax benefits as a component of tax expense. The total amount of accrued interest and penalties as of December 31, 2011 was $0.1 million.

14. Restructuring and Related Costs

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

Pre-tax expenses incurred for the restructuring program by type during the year ended December 31, 2009 were as follows:

In thousands	Severance and Related Expenses	Accelerated Depreciation	Facility Exit, Move and Set-up Expenses	Total
Total pre-tax expense	$1,256	$461	$4,074	$5,791

No cash outflows were made in 2011 and 2010 other than the remaining lease payments on the Vermont facility of $0.3 million and $0.4 million, respectively. The Vermont facility lease expired in 2011. Total cash outflows for the restructuring program were $5.3 million in 2009.

15. Commitments and Contingencies

Leases

The Company has operating leases that resulted in expense of $4.4 million in 2011, $3.4 million in 2010 and $4.0 million in 2009. These contracts include building, office equipment, vehicle and machinery leases that require payment of property taxes, insurance, repairs and other operating costs.

In 2010 and 2011, the Company entered into operating leases for manufacturing equipment at its North American automotive facility included in the Thermal/Acoustical segment. As of December 31, 2011, the estimated future minimum payments for this equipment included in the table below are $5.2 million through 2018, or estimated annual payments of approximately $0.7 million to $1.0 million.

The Company has a capital lease agreement for a high speed manufacturing line at its German operation. The lease has monthly principal and interest payments until 2012. In addition, the Company has a capital lease agreement for the land and building at the St. Nazaire, France operating facility requiring monthly principal and interest payments until 2016 (See Note 6).

Approximate future minimum lease payments under noncancelable leases are:

	Payments due by period
In thousands	Operating Lease Payments	Capital Lease Payments	Total
2012	$3,245	$911	$4,156
2013	2,055	752	2,807
2014	1,621	662	2,283
2015	1,122	662	1,784
2016	1,068	331	1,399
Thereafter	1,737	-	1,737
Total	10,848	3,318	14,166
Interest on capital leases	-	(335)	(335)
Total	$10,848	$2,983	$13,831

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

As of December 31, 2011, the Company had unconditional purchase obligations to acquire aluminum of $0.3 million which is expected to be used for 2012 production requirements.

16. Earnings Per Share

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	For the years ended December 31,
In thousands	2011	2010	2009
Basic average common shares outstanding	16,753	16,672	16,567
Effect of dilutive options and restricted stock awards	143	116	-
Diluted average common shares outstanding	16,896	16,788	16,567

For the years ended December 31, 2011, 2010 and 2009, stock options for 0.5 million, 0.7 million and 0.8 million shares of Common Stock, respectively, were not considered in computing diluted earnings per common share as the stock options were considered anti-dilutive.

17. Comprehensive Income (Loss)

The following table discloses the balance by classification within accumulated other comprehensive income (loss):

In thousands	Foreign Currency Translation Adjustment	Unrealized Gain (Loss) on Derivative Instruments	Pension Liability Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance at January 1, 2009	$7,588	$31	$(14,539)	$(6,920)
Change year-to-date	1,859	(10)	1,716	3,565
Balance at December 31, 2009	9,447	21	(12,823)	(3,355)
Change year-to-date	(5,279)	(21)	325	(4,975)
Balance at December 31, 2010	4,168	-	(12,498)	(8,330)
Change year-to-date	(2,232)	-	(6,056)	(8,288)
Balance at December 31, 2011	$1,936	$-	$(18,554)	$16,618

18. Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial results for 2011 and 2010. In management’s opinion, all material adjustments necessary to present fairly the information for such quarters have been reflected.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
	Revised		Revised			Revised		Revised
In thousands except per share data	2011	2010	2011	2010	2011	2010	2011	2010
Net sales	$101,673	$71,441	$98,831	$77,072	$93,741	$77,746	$89,343	$89,854
Gross profit	18,005	13,404	18,057	14,424	14,512	11,401	16,932	14,634
Income (loss) from continuing operations	2,632	(459)	2,616	1,681	1,131	427	2,668	250
Net income (loss)	$2,880	$(471)	$7,100	$2,083	$1,131	$1,346	$2,668	$(319)
Basic earnings (loss) per share:
Continuing operations	$0.16	$(0.03)	$0.16	$0.10	$0.07	$0.03	$0.16	$0.01
Net income (loss)	$0.17	$(0.03)	$0.42	$0.13	$0.07	$0.08	$0.16	$(0.02)
Diluted earnings (loss) per share:
Continuing operations	$0.16	$(0.03)	$0.15	$0.10	$0.07	$0.03	$0.16	$0.01
Net income (loss)	$0.17	$(0.03)	$0.42	$0.12	$0.07	$0.08	$0.16	$(0.02)

The Company divested it Affinity business, included in OPS, and recognized a gain on sale of $3.9 million in the second quarter of 2011 (See Note 8). As a result of the divestiture, the quarterly financial results for 2011 and 2010 have been retroactively restated to reflect the Affinity business as a discontinued operation.

The Company divested its electrical papers product line business, included in the Performance Materials segment, and recognized a pre-tax gain on sale of $1.7 million in the second quarter of 2010 (See Note 8). The Company reported in income from continuing operations a tax benefit of $1.1 million in the third quarter of 2010, which included the recognition of a $4.1 million discrete tax benefit as the result of the Company's election in the third quarter to change its prior assertion regarding unremitted foreign earnings of a foreign branch, which was partially offset by tax expense that included the effective tax rate impact of valuation reserves on certain deferred tax assets. The Company reported in income from continuing operations tax expense of $1.5 million in the fourth quarter of 2010, which included the impact of additional valuation allowances on certain deferred tax assets and dividends from a foreign subsidiary of $1.9 million.

19. Recently Issued Accounting Standards

In June 2011, the FASB issued ASU No. 2011-05, Presentation of Comprehensive Income (Topic 220) which amended its guidance on disclosure and presentation requirements for comprehensive income. The amendments also required that reclassification adjustments for items that are reclassified from other comprehensive income to net income be presented on the face of the financial statements. However, in December 2011 the FASB issued ASU No. 2011-12 that deferred the effective date for amendments to the presentation of reclassifications of items out of other comprehensive income. ASU No. 2011-12 was issued to allow the FASB time to redeliberate whether it is necessary to require entities to present reclassification adjustments, by component, in both the statement where net income is presented and the statement where comprehensive income is presented for both interim and annual financial statements, as originally required under ASU No. 2011-05. During the FASB’s redeliberation period, entities will continue to report reclassifications out of accumulated other comprehensive income using guidance in effect before ASU No. 2011-05 was issued. ASU No. 2011-05 is to be applied retrospectively and is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2011. It is expected that the adoption of this ASU will have no effect on the Company’s results of operations, financial condition, or cash flows.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820) — Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRS (“ASU 2011-04”), which clarifies the wording and disclosures required in Accounting Standards Codification (“ASC”) Topic 820, Fair Value Measurement (“ASC 820”), to converge with those used (to be used) in International Financial Reporting Standards (“IFRS”). The update explains how to measure and disclose fair value under ASC 820. However, the FASB does not expect the changes in this standards update to alter the current application of the requirements in ASC 820. The provisions of ASU 2011-04 are effective for public entities prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is prohibited. Therefore, ASU 2011-04 is effective for the Company during the first quarter of fiscal 2012. The Company has not yet adopted ASU 2011-04 and the eventual adoption of ASU 2011-04 is not expected to have a material effect on the Company’s results of operations, financial condition, or cash flows.

Schedule II

LYDALL, INC.

VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED DECEMBER 31, 2011, 2010 AND 2009

In thousands	Balance at January 1,	Charges to Costs and Expenses	Charges (Deductions) to Other Accounts	Deductions	Balance at December 31,
2011
Allowance for doubtful receivables	$945	$79	$(75)[2,5]	$(327)[1]	$622
Allowance for note receivable	480	—	—	—	480	[4]
Tax valuation allowances	6,023	1,359	—	(250)[3]	7,132
2010
Allowance for doubtful receivables	$1,333	$258	$(15)[2]	$(631)[1]	$945
Allowance for note receivable	480	—	—	—	480	[4]
Revised tax valuation allowances	2,874	3,149	—	—	6,023
2009
Allowance for doubtful receivables	$1,275	$178	$6 [2]	$(126)[1]	$1,333
Allowance for note receivable	480	—	—	—	480	[4]
Revised tax valuation allowances	999	1,875	—	—	2,874

[1]	Uncollected receivables written off and recoveries.
[2]	Foreign currency translation and other adjustments.
[3]	Reduction to income tax expense.
[4]	A reserve for $0.5 million was recorded during 2004 for the remaining balance of the note receivable associated with the sale of certain assets of the fiberboard operation in 2001, which was included within “Prepaid expenses and other current assets, net” on the Consolidated Balance Sheets as of December 31, 2011 and 2010.
[5]	Includes deduction of $66,000 relating to sale of Affinity business in June, 2011.

S-1