Form 10-Q
period 2012-03-31
LYDALL INC /DE/
filed 2012-05-02
CIK 60977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

  ☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $ .10 par value per share.

Total Shares outstanding April 20, 2012	17,083,874

LYDALL, INC.

Cautionary Note Concerning Factors That May Affect Future Results

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E. All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current expectations and assumptions relating to the Company’s business, the economy and other future conditions. Forward-looking statements generally can be identified through the use of the words “believes,” “anticipates,” “may,” “plans,” “projects,” “expects,” “estimates,” “forecasts,” “predicts,” “targets,” and other similar expressions in connection with the discussion of future operating or financial performance. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Therefore, investors are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Forward-looking statements in this Quarterly Report on Form 10-Q includes, among others, statements relating to:

•	Overall economic and business conditions and the effects on the Company’s markets;

•	The ability of the Company to continue to improve operating results of the Thermal/Acoustical Fiber segment;

•	Expected automobile production in the North American or European automotive markets;

•	Growth opportunities in markets served by the Company’s Performance Materials segment;

•	Product development and new business opportunities;

•	Future strategic transactions, included but not limited to: acquisitions, joint ventures, alliances, licensing agreements and divestitures;

•	Benefits realized from operating efficiency improvements as a result of Lean Six Sigma and other operational excellence initiatives;

•	Pension plan funding requirements;

•	Future cash flow and uses of cash;

•	Future amounts of stock-based compensation expense;

•	Future earnings and other measurements of financial performance;

•	Future levels of indebtedness and capital spending;

•	The Company’s ability to meet cash operating requirements;

•	The Company’s ability to meet financial covenants in its Domestic Credit Facility;

•	The expected future impact of recently issued accounting pronouncements upon adoption;

•	Future effective income tax rates and realization of deferred tax assets;

•	Estimates of fair values of reporting units and long-lived assets used in assessing goodwill and long-lived assets for possible impairment;

•	The expected outcomes of contingencies; and

•	The Company’s ability to earn fees for services to be rendered under a process technology license agreement.

All forward-looking statements are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements. See identified risks discussed in Part I, Item 1A - Risk Factors of Lydall’s Annual Report on Form 10-K for the year ended December 31, 2011 and Part 2, Item 1A – Risk Factors of this quarterly report on Form 10-Q. The occurrence of one or more of these risks, or other unidentified risks, could cause Lydall’s actual results to vary materially from recent results or from the anticipated future results.

Lydall does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Quarter Ended
	March 31,
	2012	2011
	(Unaudited)
Net sales	$96,754	$101,673
Cost of sales	77,513	83,668
Gross profit	19,241	18,005
Selling, product development and administrative expenses	14,244	13,870
Gain on sale of product line, net	(405)	(405)
Operating income	5,402	4,540
Interest expense	90	210
Other expense, net	43	43
Income from continuing operations before income taxes	5,269	4,287
Income tax expense	1,357	1,655
Income from continuing operations	3,912	2,632
Income from discontinued operations, net of tax of $137	-	248
Net income	$3,912	$2,880
Basic earnings per share:
Continuing operations	$0.23	$0.16
Discontinued operations	$-	$0.01
Net income	$0.23	$0.17
Diluted earnings per share:
Continuing operations	$0.23	$0.16
Discontinued operations	$-	$0.01
Net income	$0.23	$0.17
Weighted average number of common shares outstanding:
Basic	16,828	16,735
Diluted	16,981	16,838

See accompanying Notes to Condensed Consolidated Financial Statements.

4

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Quarter Ended
	March 31,
	2012	2011
	(Unaudited)
Net income	$3,912	$2,880
Changes in accumulated other comprehensive income:
Foreign currency translation adjustments	2,055	4,059
Pension liability adjustment, net of tax	138	84
Comprehensive income	$6,105	$7,023

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,766	$30,905
Short-term investment	-	12,015
Accounts receivable, net	58,622	47,258
Inventories	36,592	33,846
Prepaid expenses and other current assets, net	7,083	6,796
Total current assets	143,063	130,820
Property, plant and equipment, at cost	245,433	240,157
Accumulated depreciation	(165,932)	(161,218)
Net, property, plant and equipment	79,501	78,939
Goodwill	18,219	18,059
Other intangible assets	4,461	4,537
Other assets, net	2,662	2,830
Total assets	$247,906	$235,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$911	$1,035
Accounts payable	32,996	28,163
Accrued payroll and other compensation	8,363	9,031
Accrued taxes	3,959	2,532
Other accrued liabilities	5,143	4,038
Total current liabilities	51,372	44,799
Long-term debt	2,117	2,261
Deferred tax liabilities	5,533	5,240
Benefit plan liabilities	20,874	21,269
Other long-term liabilities	747	764

Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock	-	-
Common stock	2,360	2,365
Capital in excess of par value	56,525	56,214
Retained earnings	188,203	184,291
Accumulated other comprehensive loss	(14,425)	(16,618)
Treasury stock, at cost	(65,400)	(65,400)
Total stockholders’ equity	167,263	160,852
Total liabilities and stockholders’ equity	$247,906	$235,185

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended
	March 31,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net income	$3,912	$2,880
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Gain on sale of product line	(405)	(405)
Depreciation and amortization	3,564	3,747
Deferred income taxes	16	577
Stock based compensation	366	420
Loss on disposition of property, plant and equipment	16	2
Changes in operating assets and liabilities:
Accounts receivable	(10,363)	(15,163)
Inventories	(2,348)	1,279
Accounts payable	4,478	2,952
Accrued payroll and other compensation	(831)	1,041
Accrued taxes	1,350	1,787
Other, net	858	(1,222)
Net cash provided by (used for) operating activities	613	(2,105)
Cash flows from investing activities:
Capital expenditures	(2,962)	(1,552)
Reimbursement of cash from leasing company	-	613
Proceeds from maturity of short-term investment	12,015	-
Net cash provided by (used for) investing activities	9,053	(939)
Cash flows from financing activities:
Debt repayments	(360)	(357)
Common stock issued	2	22
Net cash used for financing activities	(358)	(335)
Effect of exchange rate changes on cash	553	695
Increase (decrease) in cash and cash equivalents	9,861	(2,684)
Cash and cash equivalents at beginning of period	30,905	24,988
Cash and cash equivalents at end of period	$40,766	$22,304

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Financial Statement Presentation

Description of Business

Lydall, Inc. and its subsidiaries (the “Company” or “Lydall”) design and manufacture specialty engineered filtration media, industrial thermal insulating solutions, automotive thermal and acoustical barriers, medical filtration media and devices and biopharmaceutical processing components for thermal/acoustical, filtration/separation, and bio/medical applications.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the accounts of Lydall, Inc. and its subsidiaries. All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s annual financial statements for the year ended December 31, 2011. The year-end Condensed Consolidated Balance Sheet was derived from the December 31, 2011 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Management believes that all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position, results of operations and cash flows for the periods reported, have been included. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011. Certain prior year amounts have been reclassified to be consistent with the current quarter presentation.

On June 29, 2011, the Company sold all of the capital stock of its wholly-owned subsidiary, Lydall Industrial Thermal Solutions, Inc. (“Affinity”). The Condensed Consolidated Financial Statements for the quarter ended March 31, 2011 has been retroactively restated to reflect Affinity as a discontinued operation.

During the quarter ended March 31, 2012, the Company revised its reportable segments in order to better align them with its strategic approach and operational decision-making. Refer to Note 11 Segment Information for further information. Prior period segment amounts throughout the Notes to the Condensed Consolidated Financial Statements have been reclassified to reflect the new segment structure. The reclassification of historical business segment information had no impact on the Company’s consolidated financial results.

Recently Adopted Accounting Pronouncements

Effective January 1, 2012, the Company adopted the FASB’s ASU No. 2011-05, Presentation of Comprehensive Income (Topic 220). The adoption of this accounting guidance did not have an impact on the Company’s financial position, results of operations or cash flows. As required by the new standard, the Condensed Consolidated Statements of Comprehensive Income is included in the Condensed Consolidated Financial Statements.

Effective January 1, 2012, the Company adopted the FASB’s ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC 820, Fair Value Measurement.  This ASU requires the categorization by level for items that are required to be disclosed at fair value, information about transfers between Level 1 and Level 2 and additional disclosure for Level 3 measurements.  In addition, the ASU provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements.  The adoption of this accounting guidance did not have an impact on the Company’s consolidated financial statements.

2. Short-Term Investment

The Company’s short-term investment at December 31, 2011 consisted of a $12.0 million certificate of deposit with a banking institution that had an original maturity of six months. At December 31, 2011, the short-term investment was classified as held to maturity and carried on the Consolidated Balance Sheet at amortized cost. The certificate of deposit matured on January 23, 2012, and $12.0 million of proceeds were recorded to cash and cash equivalents. There were no significant holding gains or losses.

3. Inventories

Inventories as of March 31, 2012 and December 31, 2011 were as follows:

	March 31,	December 31,
In thousands	2012	2011
Raw materials	$16,760	$15,068
Work in process	12,167	11,569
Finished goods	10,404	9,915
	39,331	36,552
Less: Progress billings	(2,739)	(2,706)
Total inventories	$36,592	$33,846

Included in work in process is gross tooling inventory of $6.6 million and $6.4 million at March 31, 2012 and December 31, 2011, respectively. Tooling inventory, net of progress billings, was $3.9 million and $3.7 million at March 31, 2012 and December 31, 2011, respectively.

4. Goodwill

The Company tests its goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value may exceed its fair value.

The changes in the carrying amount of goodwill by reporting unit for the quarter ended March 31, 2012 were as follows:

		Currency
	December 31,	translation	Other	March 31,
In thousands	2011	adjustments	adjustments	2012
Performance Materials	$13,399	$130	$30	$13,559
Other Products and Services	4,660	-	-	4,660
Total goodwill	$18,059	$130	$30	$18,219

Other adjustments relate to contingent consideration owed to the seller of DSM Solutech B.V. (“Solutech”) which was acquired by the Company in December 2008. Consideration equals 4.0% of Solutech’s net revenues (included in the Performance Materials segment), as defined, and increases the amount of goodwill previously recorded, as the acquisition occurred prior to the revised guidance issued by the Financial Accounting Standards Board (ASC 805) for business combinations.

5. Long-term Debt and Financing Arrangements

As of March 31, 2012 and December 31, 2011, the majority of debt outstanding was capital lease obligations. As of March 31, 2012 and December 31, 2011, the Company had no borrowings outstanding under any domestic credit facility, or any credit arrangement entered into by a foreign subsidiary, other than letters of credit.

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

The loan agreement governing the Domestic Credit Facility contains a number of affirmative and negative covenants, including financial covenants. The Company is required to meet a minimum fixed charge coverage ratio. The fixed charge coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBITDA, as defined in the loan agreement, to fixed charges may not be less than 1 to 1 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined, as of the end of each fiscal quarter of no greater than 2.5 to 1.0. The Company must also meet a minimum consolidated EBITDA for the preceding 12 month period of $15.0 million through September 30, 2014 and $25.0 million thereafter. The Company was in compliance with all covenants at March 31, 2012.

The Company expects to fund its cash requirements from existing cash balances, cash generated by operations, and through borrowings, if needed, under its Domestic Credit Facility and foreign credit facilities. As of March 31, 2012, the Company had borrowing availability of $32.6 million under the Domestic Credit Facility net of standby letters of credit outstanding of $2.4 million. As of March 31, 2012, the Company’s foreign subsidiaries had various credit arrangements with banks totaling €9.0 million (approximately $12.0 million) all of which was available for borrowing, primarily restricted to borrowings by the respective foreign subsidiary.

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

The following table is a summary of the results of discontinued operations:

In thousands	Quarter Ended March 31, 2011
Net sales	$6,437

Income before income taxes	385
Income tax expense	137
Income from discontinued operations, net of tax	$248

7. Equity Compensation Plans

As of March 31, 2012 the Company had two stock option plans – the 1992 Stock Incentive Compensation Plan (“1992 Plan”) and the 2003 Stock Incentive Compensation Plan (“2003 Plan”), collectively, the “Plans,” under which incentive and non-qualified stock options and time and performance based restricted shares have been granted to employees and outside directors from authorized but unissued shares of common stock or treasury shares. The 1992 Plan expired in May 2002, but continues to govern all outstanding awards under that plan until the awards themselves are exercised or terminate in accordance with their terms. The 2003 Plan authorized 2.5 million share options and restricted shares for employees and outside directors and will expire in October 2012.

The Company incurred compensation expense of $0.4 million for each of the quarters ended March 31, 2012 and March 31, 2011 for all Plans, including restricted stock awards. No compensation costs were capitalized as part of inventory.

Stock Options

The following table is a summary of outstanding and exercisable options as of March 31, 2012:

In thousands except per share amounts and years	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value

Outstanding at March 31, 2012	927	$8.72	6.3	$1,730
Exercisable at March 31, 2012	552	$9.29	4.6	$852

There were no options granted during the quarter ended March 31, 2012. There were 1,250 options exercised during the quarter ended March 31, 2012. The amount of cash received from the exercise of stock options during the quarter ended March 31, 2012 and the intrinsic value of options exercised were minimal. There were no options granted during the quarter ended March 31, 2011, and minimal options exercised during the quarter ended March 31, 2011. At March 31, 2012, the total unrecognized compensation cost related to nonvested stock option awards was approximately $1.3 million, with a weighted average expected amortization period of 3.0 years.

Restricted Stock

Restricted stock includes both performance-based and time-based awards. There were no restricted shares granted or vested during the quarter ended March 31, 2012. At March 31, 2012, there were 255,276 unvested restricted stock awards with total unrecognized compensation cost related to these awards of $1.0 million with a weighted average expected amortization period of 2.0 years.

8. Employer Sponsored Benefit Plans

As of March 31, 2012, the Company maintains a defined benefit pension plan that covers certain domestic Lydall employees (“domestic pension plan”) that is closed to new employees and benefits are no longer accruing. The domestic pension plan is noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in the plan. The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes. The Company expects to contribute approximately $2.7 million in cash to its domestic pension plan in 2012. Contributions of $0.5 million and $0.4 million were made during the first quarters of 2012 and 2011, respectively.

The following is a summary of the components of net periodic benefit cost for the domestic pension plan for the quarters ended March 31, 2012 and 2011:

	Quarter Ended March 31,
In thousands	2012	2011
Components of net periodic benefit cost
Interest cost	$648	$646
Expected return on assets	(640)	(662)
Amortization of actuarial loss	224	140
Net periodic benefit cost	$232	$124

9. Income Taxes

The Company's effective tax rate for income from continuing operations was 25.8% and 38.6% for the quarters ended March 31, 2012 and 2011, respectively. The difference in the Company’s effective tax rate for the quarter ended March 31, 2012 compared to statutory federal income tax rates was due to the reversal of valuation allowance against foreign tax credit carryovers in the Company’s estimated effective tax rate for 2012. The anticipated use of foreign tax credit carryovers to offset 2012 U.S. federal income taxes is based on estimates concerning 2012 income generated from domestic and foreign sources.

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

10. Earnings Per Share

For the quarters ended March 31, 2012 and 2011, basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method as long as their effect is not anti-dilutive.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	Quarter Ended March 31,
In thousands	2012	2011
Basic average common shares outstanding	16,828	16,735
Effect of dilutive options and restricted stock awards	153	103
Diluted average common shares outstanding	16,981	16,838

For the quarters ended March 31, 2012 and March 31, 2011, stock options for 0.4 million and 0.6 million shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

11. Segment Information

The Company’s reportable segments are Performance Materials, Thermal/Acoustical Metals, and Thermal/Acoustical Fibers. The Performance Materials segment reports the results of Industrial Filtration, Industrial Thermal Insulation, and Life Sciences Filtration businesses. The Thermal/Acoustical Metals segment reports the results of the Company’s metal-based automotive business. The Thermal/Acoustical Fibers segment reports the results of the Company’s fiber-based automotive business. Other Products and Services (“OPS”) includes Life Sciences Vital Fluids.

During the quarter ended March 31, 2012, the Thermal/Acoustical business reorganized its management reporting structure. Prior to this reorganization, the Thermal/Acoustical business was comprised of one operating segment for financial reporting purposes. The Company now manages and measures its Thermal/Acoustical business performance in two distinct operating segments: Thermal/Acoustical Metals and Thermal/Acoustical Fibers. The new segments reflect the way the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance.

On June 29, 2011, the Company sold its Affinity business, which had been included within OPS. Affinity designed and manufactured high precision, specialty engineered temperature-control equipment for semiconductor, pharmaceutical, life sciences and industrial applications. As a result of the sale, the Condensed Consolidated Financial Statements have been retroactively restated to reflect Affinity as a discontinued operation and the following segment information excludes Affinity’s net sales and operating income for all periods presented.

Prior period segment amounts throughout the notes to the Condensed Consolidated Financial Statements have been reclassified to give effect to the new segment structure and for discontinued operations. The reclassification of historical business segment information had no impact on the consolidated financial results.

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

Life Sciences Filtration products include the LyPore® and ActiPure® Filtration Media developed to meet the requirements of life science applications including biopharmaceutical pre-filtration and clarification, diagnostic and analytical testing, respiratory protection, life protection, medical air filtration, drinking water filtration and high purity process filtration such as that found in food and beverage and medical applications. Lydall also offers Solupor® Membrane specialty microporous membranes that are utilized in various markets and applications including air and liquid filtration and transdermal drug delivery. Solupor® membranes are made from ultra-high molecular weight polyethylene and incorporate a unique combination of mechanical strength, chemical inertness, and high porosity in a unique open structure.

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

Thermal/Acoustical Metals Segment

The Thermal/Acoustical Metals segment offers a full line of innovative engineered products to assist in noise and heat abatement within the transportation sector. Lydall products are found in the underbody (fuel tank, exhaust, chassis) and under hood (engine manifolds, starters, steering pumps) of cars, trucks, SUV’s, heavy duty trucks and recreational vehicles.

Thermal/Acoustical Metals segment products are stamped metal combinations which provide thermal and acoustical shielding solutions for the global automotive and truck markets. Thermal/Acoustical Metals products include AMS® which is an all metal shield designed to be used in various vehicle applications, and Direct Exhaust Mount Heat shields which are mounted to high temperature surfaces like exhaust down-pipes or engine manifolds.

Thermal/Acoustical Fibers Segment

The Thermal/Acoustical Fibers segment offers a full line of innovative engineered products to assist in noise and heat abatement within the transportation sector. Lydall products are found in the interior (dash insulators, undercarpet), underbody (wheel well, chassis) and under hood (engine compartment) of cars, trucks, SUV’s, heavy duty trucks and recreational vehicles.

Thermal/Acoustical Fibers segment products offer thermal and acoustical insulating solutions comprised of organic and inorganic fiber composites for the automotive and truck markets primarily in North America. Lydall’s dBCore® is a lightweight acoustical composite that emphasizes absorption principles over heavy-mass type systems. Lydall’s dBLyte® is a high-performance acoustical barrier with sound absorption and blocking properties and can be used throughout a vehicle’s interior to minimize intrusive noise from an engine compartment and road. Lydall’s ZeroClearance® is an innovative thermal solution that utilizes an adhesive backing for attachment and is ideal for protecting floor sheet metal from excessive exhaust heat. Lydall’s specially engineered wheel wells provide a solution with weight reduction and superior noise suppression capabilities over conventional designs.

Thermal/Acoustical Metals segment and Thermal/Acoustical Fibers segment operating results include allocations of certain costs shared between the segments.

Other Products and Services

The Life Sciences Vital Fluids business offers specialty products for blood filtration devices, blood transfusion single-use containers and bioprocessing single-use containers and products for containment of media, buffers and bulk intermediates used in biotech, pharmaceutical and diagnostic reagent manufacturing processes.

The tables below present net sales and operating income by segment for the quarters ended March 31, 2012 and 2011, and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

Net sales by segment:

	Quarter Ended
	March 31,
In thousands	2012	2011
Performance Materials Segment:
Industrial Filtration	$18,176	$20,471
Industrial Thermal Insulation	8,731	11,952
Life Sciences Filtration	2,181	4,046
Performance Materials Segment net sales	29,088	36,469

Thermal/Acoustical Metals Segment:
Metal parts	37,808	35,513
Tooling	4,305	5,939
Thermal/Acoustical Metals Segment net sales	42,113	41,452

Thermal/Acoustical Fibers Segment:
Fiber parts	22,146	19,429
Tooling	26	1,255
Thermal/Acoustical Fibers Segment net sales	22,172	20,684

Other Products and Services:
Life Sciences Vital Fluids	4,231	3,768
Other Products and Services net sales	4,231	3,768
Eliminations and Other	(850)	(700)
Consolidated Net Sales	$96,754	$101,673

Operating income by segment:

	Quarter Ended
	March 31,
In thousands	2012	2011
Performance Materials	$2,120	$6,297
Thermal/Acoustical Metals	5,067	3,724
Thermal/Acoustical Fibers	2,229	(1,538)
Other Products and Services:
Life Sciences Vital Fluids	309	(285)
Corporate Office Expenses	(4,323)	(3,658)
Consolidated Operating Income	$5,402	$4,540

12. Commitments and Contingencies

From time-to-time the Company is subject to legal proceedings, claims, investigations and inquiries that arise in the ordinary course of business such as, but not limited to, patent, employment, personal injury, commercial and environmental matters. Although there can be no assurance, the Company is not aware of any matters pending that are expected to be material with respect to the Company’s business, financial position, results of operations or cash flows.

13. Recently Issued Accounting Standards

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which amends ASC 210, Balance Sheet. This ASU requires entities to disclose gross and net information about both instruments and transactions eligible for offset in the statement of financial position and those subject to an agreement similar to a master netting arrangement. This would include derivatives and other financial securities arrangements. The effective date is January 1, 2013 and must be applied retrospectively. It is expected that the adoption of this ASU will have no effect on the Company’s consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Overview and Outlook

Business

Lydall, Inc. and its subsidiaries (collectively, the “Company” or “Lydall”) design and manufacture specialty engineered filtration media, industrial thermal insulating solutions, automotive thermal and acoustical barriers, medical filtration media and devices and biopharmaceutical processing components for filtration/separation, thermal/acoustical, and bio/medical applications. Lydall principally conducts its business through three reportable segments: Performance Materials, Thermal/Acoustical Metals and Thermal/Acoustical Fibers, with sales globally.

The Performance Materials segment includes filtration media solutions for air, fluid power, and industrial applications (“Industrial Filtration”), air and liquid life science applications (“Life Sciences Filtration”), and industrial thermal insulation solutions for building products, appliances, and energy and industrial markets (“Industrial Thermal Insulation”).

During the quarter ended March 31, 2012, the Thermal/Acoustical business reorganized its management reporting structure. Prior to this reorganization, the Thermal/Acoustical business was comprised of one operating segment for financial reporting purposes. The Company now manages and measures its Thermal/Acoustical business performance in two distinct operating segments: Thermal/Acoustical Metals and Thermal/Acoustical Fibers. The new segments reflect the way the Company’s Chief Operating Decision Maker (“CODM”) reviews operating results for the purposes of allocating resources and assessing performance.

The Thermal/Acoustical Metals segment and Thermal/Acoustical Fibers segment offer a full line of innovative engineered products to assist in noise and heat abatement within the transportation sector. Lydall products are found in the interior (dash insulators, undercarpet), underbody (wheel well, chassis) and under hood (engine manifolds, starters, steering pumps) of cars, trucks, SUV’s, heavy duty trucks and recreational vehicles. Lydall’s patented products include organic and inorganic fiber composites (fiber parts) as well as metal combinations (metal parts).

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

First Quarter 2012 Highlights

Below are financial highlights comparing Lydall’s quarter ended March 31, 2012 results to its quarter ended March 31, 2011 results:

•	Consolidated net sales were $96.8 million, a decrease of $4.9 million, or 4.8%;
•	Gross margin increased to 19.9% compared to 17.7%;
•	Selling, product development and administrative expenses as a percentage of net sales increased by approximately 110 basis points;
•	Consolidated operating income was $5.4 million, or 5.6% of net sales, compared to operating income of $4.5 million, or 4.5% of net sales;
•	Effective tax rate of 25.8%, as a result of reversal of valuation allowance against foreign tax credit carryovers of $0.8 million, or $0.05 per share, compared to 38.6%;
•	Income from continuing operations was $3.9 million, $0.23 per share, compared to $2.6 million, or $0.16 per share;
•	Net income was $3.9 million, or $0.23 per share, compared to $2.9 million, or $0.17 per share; and
•	Cash provided by operations was $0.6 million compared to cash used for operations of $2.1 million.

Operational and Financial Overview

Performance Materials Segment

The Performance Materials segment reported net sales of $29.1 million in the first quarter of 2012, a decrease of 20.2% compared to record net sales of $36.5 million in the first quarter of 2011. The Industrial Filtration, Industrial Thermal Insulation and Life Sciences Filtration markets were all impacted by lower demand in the first quarter of 2012 compared to the same period of 2011. In Europe and Asia, beginning in September 2011, demand for the Company’s industrial filtration media from filtration OEMs was lower as OEMs cautiously managed inventory levels and evaluated their markets and demand for their products. Negatively impacting the Industrial Thermal Insulation business was lower demand for electrical paper products and insulation products used in commercial buildings due to a customer shut-down for equipment upgrades as well as customers adjusting inventory levels on other products. In addition, lower Life Sciences Filtration net sales was caused by primarily lower demand for products used in water applications.

The segment reported operating income of $2.1 million, or 7.3% of net sales, in the first quarter of 2012 compared to operating income of $6.3 million, or 17.3% of net sales in the first quarter of 2011. Contributing to this reduction was a decrease in net sales of $7.4 million, lower absorption of fixed overhead costs as well as unfavorable mix among product sales, compared to the same period in the prior year.

While in the first quarter of 2011 net sales were at peak levels and generally leveled off during the remainder of 2011, net sales in the first quarter of 2012 improved by 5.0% compared to the fourth quarter of 2011 as demand from customers has begun to improve. Going into the second quarter of 2012, order activity in the Performance Materials segment has improved compared to the first quarter of 2012.

Thermal/Acoustical Metals Segment

The Thermal/Acoustical Metals segment reported net sales of $42.1 million in the first quarter of 2012, an increase of 1.6% from the first quarter of 2011. This increase was driven by higher consumer demand for automobiles on Lydall’s existing platforms, as well as from sales of parts on new platforms awarded to the Company.

The segment reported operating income in the first quarter of 2012 of $5.1 million, or 12.0% of net sales, compared to $3.7 million, or 9.0% of net sales, in the first quarter of 2011. Contributing to this improvement was higher net sales, resulting in improved absorption of fixed costs, and lower raw material costs, specifically aluminum and aluminum conversion costs, compared to the first quarter of 2011.

Thermal/Acoustical Fibers Segment

The Thermal/Acoustical Fibers segment reported net sales of $22.2 million in the first quarter of 2012, an increase of 7.2% from the first quarter of 2011. This increase was driven by higher consumer demand for automobiles on Lydall’s existing platforms, as well as from sales of parts on new platforms awarded to the Company.

The segment reported operating income in the first quarter of 2012 of $2.2 million, or 10.1% of net sales, compared to an operating loss of $1.5 million in the first quarter of 2011. This improvement was due to higher net sales and improved gross margin realized from manufacturing efficiency improvements at the Company’s North American automotive facility. These manufacturing improvements began in the second half of 2011 and continued in the first quarter of 2012 as the business continues to be focused on a comprehensive plan to improve the financial results of fiber parts. Significant reductions in scrap, material usage, and labor costs primarily contributed to lower per-unit manufacturing costs in the current quarter compared to the first quarter of 2011, resulting in improved gross margin.

Liquidity

At March 31, 2012, the Company had a cash balance of $40.8 million and no borrowings under any credit facility other than letters of credit. The Company expects to fund its cash requirements from existing cash balances, cash generated by operations and from available borrowings, as needed, under its Domestic Credit Facility and foreign credit facilities. At March 31, 2012, the Company had borrowing availability of $32.6 million under the Domestic Credit Facility. At March 31, 2012, the Company’s foreign subsidiaries had various credit arrangements with banks totaling €9.0 million (approximately $12.0 million) all of which was available for borrowing, primarily restricted to borrowings by the respective foreign subsidiary.

Outlook

Entering the second quarter of 2012, while volatility of the global economy and turmoil in world financial markets still provide an element of risk and uncertainty in the Company’s near-term outlook, many of the Performance Materials markets are indicating higher demand for the segment’s products. The Company expects net sales and operating results in this segment to improve in the second quarter of 2012 compared to the first quarter of 2012. In addition, while uncertain global economic conditions and rising fuel prices could impact consumer spending on automobiles, backlog for the Thermal/Acoustical Metals and Fibers segments as of March 31, 2012 remained essentially flat compared to December 31, 2011. According to a published automotive market forecasting service, production of cars and light trucks in North America and Europe in the first quarter of 2012 increased 1.3%, or 0.1 million vehicles, compared to the first quarter of 2011. The same service predicts that production of cars and light trucks in North America and Europe for 2012 will be essentially flat with 2011.

The Company is focused on increasing operating margins in all operations through Lean Six Sigma initiatives, new product development and improving plant capabilities. Additional top priorities for 2012 include deploying cash and assessing Lydall’s portfolio of businesses to provide shareholder value.

Results of Operations

Note: All of the following tabular comparisons, unless otherwise indicated, are for the three month periods ended March 31, 2012 (Q1-12) and March 31, 2011 (Q1-11).

Net Sales

	Quarter Ended
In thousands	Q1-12	Q1-11	Percent Change
Net sales	$96,754	$101,673	(4.8)%

Net sales for the current quarter decreased by $4.9 million, or 4.8%, compared to the first quarter of 2011. The decrease was attributable to lower sales volumes from the Performance Materials segment of $7.4 million, or 20.2%, compared to the same quarter a year ago. This was partially offset by an increase in net sales volumes from the Thermal/Acoustical Metals and Thermal/Acoustical Fibers segments of $0.7 million and $1.5 million, respectively, compared to the same quarter a year ago. Net sales of OPS, in the first quarter of 2012, increased by $0.5 million, or 12.3%, compared to the same quarter a year ago, due to sales volumes and price increases of Life Sciences Vital Fluids products. Foreign currency translation decreased net sales by $1.5 million, or 1.5%, for the current quarter, compared with the first quarter of 2011, impacting the Thermal/Acoustical Metals segment by $1.1 million, or 2.7%, and the Performance Materials segment by $0.4 million, or 1.1%.

Gross Profit

	Quarter Ended
In thousands	Q1-12	Q1-11	Percent Change
Gross profit	$19,241	$18,005	6.9%
Percentage of sales	19.9%	17.7%

The primary contributor to the improved gross margin was the Thermal/Acoustical Fibers segment which reported higher net sales and improved gross margin realized from manufacturing efficiency improvements. Additionally, the Thermal/Acoustical Metals segment reported gross margin improvement in the first quarter of 2012, compared to the same quarter of 2011, primarily as a result of higher net sales and lower raw material costs, specifically aluminum and aluminum conversion costs. This improvement in gross margin in the Thermal/Acoustical Fibers and Metals segments was partially offset by lower gross margin in the Performance Materials segment due to a decrease in net sales, lower absorption of fixed overhead costs as well as unfavorable mix among product sales.

Selling, Product Development and Administrative Expenses

	Quarter Ended
In thousands	Q1-12	Q1-11	Percent Change
Selling, product development and administrative expenses	$14,244	$13,870	2.7%
Percentage of sales	14.7%	13.6%

The increase in selling, product development and administrative expenses for the first quarter of 2012 compared to the first quarter of 2011 was primarily due to higher professional services expenses incurred by the corporate office.

Gain On Sale of Product Line, net

	Quarter Ended
In thousands	Q1-12	Q1-11	Percent Change
Gain on sale of product line, net	$405	$405	$-

On June 30, 2010, the Company divested its electrical papers product line business for total consideration of $5.8 million, of which $4.8 million was paid on June 30, 2010, with the remaining $1.0 million to be paid in accordance with a License Agreement on the earlier of June 30, 2012 or completion by Lydall of its obligations to provide services to the buyer in accordance with a License Agreement. This transaction contained multiple deliverables, some of which were delivered on June 30, 2010, while others have been, and will continue to be, delivered in subsequent periods. The Company recognized $0.4 million of gain in both first quarters of 2012 and 2011 as services under the License Agreement were delivered by Lydall. As of March 31, 2012, the remainder of the gain, approximately $0.4 million, is expected to be recognized in the second quarter of 2012 as the Company satisfies its obligations under the License Agreement.

Interest Expense

	Quarter Ended
In thousands	Q1-12	Q1-11	Percent Change

Interest expense	$90	$210	(57.1)%
Weighted average interest rate	5.5%	5.3%

The decrease in interest expense for the current quarter compared to the first quarter of 2011 was due to lower average principal balances on capital lease obligations as well as lower amortization of debt financing costs resulting from the Company’s new domestic revolving credit facility that was entered into during the second quarter of 2011.

Other Income/Expense

Other income and expense for the quarters ended March 31, 2012 and 2011 consisted of insignificant activity related to foreign exchange transaction gains and losses and interest income.

Income Taxes

The Company's effective tax rate for income from continuing operations was 25.8% and 38.6% for the quarters ended March 31, 2012 and 2011, respectively. The difference in the Company’s effective tax rate for the quarter ended March 31, 2012 compared to statutory federal income tax rates was due to the reversal of valuation allowance against foreign tax credit carryovers in the Company’s estimated effective tax rate for 2012. The anticipated use of foreign tax credit carryovers to offset 2012 U.S. federal income taxes is based on estimates concerning 2012 income generated from domestic and foreign sources.

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

Quarter Ended
In thousands	Q1-11
Net sales	$6,437

Income before income taxes	385
Income tax expense	137
Income from discontinued operations, net of tax	$248

Segment Results

The following tables presents sales and operating income information for the key product and service groups included within each operating segment and other products and services for the quarter ended March 31, 2012 compared with the quarter ended March 31, 2011:

Net sales by segment:

	Quarter Ended
In thousands	Q1-12	Q1-11	Dollar Change
Performance Materials Segment:
Industrial Filtration	$18,176	$20,471	$(2,295)
Industrial Thermal Insulation	8,731	11,952	(3,221)
Life Sciences Filtration	2,181	4,046	(1,865)
Performance Materials Segment net sales	29,088	36,469	(7,381)
Thermal/Acoustical Metals Segment:
Metal parts	37,808	35,513	2,295
Tooling	4,305	5,939	(1,634)
Thermal/Acoustical Metals Segment net sales	42,113	41,452	661
Thermal/Acoustical Fibers Segment:
Fiber parts	22,146	19,429	2,717
Tooling	26	1,255	(1,229)
Thermal/Acoustical Fibers Segment net sales	22,172	20,684	1,488
Other Products and Services:
Life Sciences Vital Fluids	4,231	3,768	463
Other Products and Services net sales	4,231	3,768	463
Eliminations and Other	(850)	(700)	(150)
Consolidated Net Sales	$96,754	$101,673	$(4,919)

Operating income by segment:

	Quarter Ended
	Q1-12		Q1-11
In thousands	Operating Income (loss)	Operating Margin %	Operating Income (loss)	Operating Margin %	Dollar Change
Performance Materials	$2,120	7.3%	$6,297	17.3%	$(4,177)
Thermal/Acoustical Metals	5,067	12.0%	3,724	9.0%	1,343
Thermal/Acoustical Fibers	2,229	10.1%	(1,538)	(7.4)%	3,767
Other Products and Services:
Life Sciences Vital Fluids	309	7.3%	(285)	(7.6)%	594
Corporate Office Expenses	(4,323)		(3,658)		(665)
Consolidated Operating Income (Loss)	$5,402	5.6%	$4,540	4.5%	$862

Performance Materials

Segment net sales decreased by $7.4 million, or 20.2%, in the first quarter of 2012 compared to record sales in the first quarter of 2011 due to decreased volumes from customers across all product lines. Net sales of Industrial Filtration products decreased by $2.3 million, or 11.2%, in the first quarter of 2012 compared to the first quarter of 2011, due to reduction in demand by the European and Asian Industrial Filtration customers as OEMs cautiously managed inventory levels and evaluated their markets and demand for their products. Net sales of Industrial Thermal Insulation products decreased by $3.2 million, or 26.9%, in the first quarter of 2012 compared to the same period of 2011, primarily due to lower demand for electrical paper products and insulation products used in commercial buildings due to a customer shut-down for equipment upgrades as well as customers adjusting inventory levels on other products. Net sales of Life Sciences Filtration products decreased by $1.9 million, or 46.1%, in the first quarter of 2012 compared to the first quarter of 2011, primarily due to decreased demand for products used in water applications.

The segment reported operating income of $2.1 million, in the first quarter of 2012, or 7.3% of net sales, compared to operating income of $6.3 million, or 17.3% of net sales, in the first quarter of 2011. Operating income in the first quarters of 2012 and 2011 includes a $0.4 million gain from services provided to the buyer of the electrical papers product line in accordance with the terms of a license agreement. The decrease in operating income was primarily a result of lower net sales of $7.4 million, lower absorption of fixed overhead costs as well as unfavorable mix among product sales. Segment selling, product development and administrative expenses were essentially flat in the current quarter compared to the first quarter of 2011.

Thermal/Acoustical Metals

In the first quarter of 2012, segment net sales increased by $0.7 million, or 1.6%, compared to the first quarter of 2011. Automotive parts net sales increased by $2.3 million, compared to the first quarter of 2011. Foreign currency translation decreased parts net sales by $1.0 million for the current quarter, compared with the first quarter of 2011. Higher volumes of net sales were due to strong consumer demand for automobiles on existing platforms, as well as from sales of parts on new platforms awarded to the Company. Tooling net sales in the first quarter of 2012 were lower by $1.6 million compared to the first quarter of 2011 due to timing of new product launches.

For the first quarter of 2012, operating income for the segment was $5.1 million, or 12.0% of net sales, compared to $3.7 million, or 9.0% of net sales, in the first quarter of 2011. Contributing to this improvement was higher net sales and lower raw material costs, specifically aluminum and aluminum conversion costs, compared to the first quarter of 2011. Segment selling, product development and administrative expenses were essentially flat in the current quarter compared to the first quarter of 2011.

Thermal/Acoustical Fibers

Segment net sales increased by $1.5 million, or 7.2%, compared to the first quarter of 2011. Automotive parts net sales increased by $2.7 million, compared to the first quarter of 2011. Higher volumes of net sales were due to strong consumer demand for automobiles on existing platforms, as well as from sales of new parts on existing and new platforms awarded to the Company. Tooling net sales in the first quarter of 2012 were lower by $1.2 million compared to the first quarter of 2011, due to timing of new product launches.

Operating income for the segment was $2.2 million, or 10.1% of net sales, compared to an operating loss of $1.5 million in the first quarter of 2011. This improvement was due to higher net sales and improved gross margin realized from manufacturing efficiency improvements at the Company’s North American automotive facility. These manufacturing improvements began in the second half of 2011 and continued in the first quarter of 2012 as the business continues to be focused on a comprehensive plan to improve the financial results of fiber parts. Significant reductions in scrap, material usage, and labor costs primarily contributed to lower per-unit manufacturing costs in the current quarter compared to the first quarter of 2011, resulting in improved gross margin. Segment selling, product development and administrative expenses were essentially flat, in the current quarter compared to the first quarter of 2011.

Other Products and Services

OPS net sales for the quarter ended March 31, 2012 increased by $0.5 million, or 12.3%, compared to the same quarter a year ago, due to increased sales from the Life Sciences Vital Fluids business which was primarily attributed to higher volumes of blood filtration and bioprocessing product net sales.

OPS reported operating income of $0.3 million for the quarter ended March 31, 2012, compared to an operating loss of $0.3 million for the first quarter of 2011. This improvement was primarily due to an increase in net sales as well as a reduction in selling, product development and administrative expenses.

Corporate Office Expenses

Corporate office expenses were $4.3 million in the first quarter of 2012, compared to $3.7 million in the first quarter of 2011. This increase was primarily due to higher professional services expenses in the current quarter compared to the first quarter of 2011.

Liquidity and Capital Resources

The Company assesses its liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. The principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect the overall management of liquidity include capital expenditures, investments in businesses, strategic transactions, income tax payments, outcomes of contingencies, pension funding and availability of lines of credit and long-term financing. The Company manages worldwide cash requirements by considering available funds among domestic and foreign subsidiaries. The Company expects to finance its 2012 operating cash and capital spending requirements from existing cash balances, cash provided by operating activities and through borrowings under its existing credit agreements, as needed.

Financing Arrangements

As of March 31, 2012 and December 31, 2011, the majority of debt outstanding was capital lease obligations. As of March 31, 2012 and December 31, 2011, the Company had no borrowings outstanding under any domestic credit facility, or any credit arrangement entered into by a foreign subsidiary, other than letters of credit.

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

The loan agreement governing the Domestic Credit Facility contains a number of affirmative and negative covenants, including financial covenants. The Company is required to meet a minimum fixed charge coverage ratio. The fixed charge coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBITDA, as defined in the loan agreement, to fixed charges may not be less than 1 to 1 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined, as of the end of each fiscal quarter of no greater than 2.5 to 1.0. The Company must also meet a minimum consolidated EBITDA of $15.0 million through September 30, 2014 and $25.0 million thereafter. The Company was in compliance with all covenants at March 31, 2012.

As of March 31, 2012, the Company had borrowing availability of $32.6 million under the Domestic Credit Facility net of standby letters of credit outstanding of $2.4 million. As of March 31, 2012, the Company’s foreign subsidiaries had various credit arrangements with banks totaling €9.0 million (approximately $12.0 million) all of which was available for borrowings, primarily restricted to borrowings by the respective foreign subsidiary.

Operating Cash Flows

Net cash provided by operating activities in the first quarter of 2012 was $0.6 million compared with net cash used by operating activities of $2.1 million in the first quarter of 2011. In the first quarter of 2012 compared to the same period for 2011, net income, excluding the gain on sale of a product line from all periods, improved by $1.0 million. Since December 31, 2011, operating assets and liabilities increased by $6.9 million, primarily due to increases in accounts receivable of $10.4 million in the first quarter of the year. The increase in accounts receivable was due to higher net sales in the last half of the first quarter of 2012 compared to the last half of the fourth quarter of 2011, with accounts receivable days outstanding at March 31, 2012 being consistent with December 31, 2011.

Investing Cash Flows

In the first quarter of 2012, net cash provided by investing activities was $9.1 million compared to cash used for investing of $0.9 million in 2011. The Company received $12.0 million in cash in the second quarter of 2012 as a result of its short-term investment maturing. Capital expenditures were $3.0 million during the first quarter of 2012, compared with $1.6 million for the same period of 2011. Capital spending for 2012 is expected to be approximately $12.0 million to $14.0 million.

Financing Cash Flows

In the first quarter of 2012, net cash used for financing activities was $0.4 million compared to net cash used of $0.3 million in the first nine months of 2011. Cash used for financing activities was primarily capital lease payments in both periods.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Footnote 1 of the “Notes to Consolidated Financial Statements” and Critical Accounting Estimates in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the quarter ended March 31, 2012.

During the fourth quarter of 2011, the Company performed its annual impairment analysis of $4.7 million of goodwill in the Life Sciences Vital Fluids reporting unit (“VF reporting unit”), included in OPS. The Company’s goodwill impairment testing analysis included estimating the fair value of the VF reporting unit, using both: (i) the income approach - discounted cash flows, and (ii) the market approach - comparable company analysis. The income approach involved determining the present value of future cash flows from the reporting unit’s projected financial results in 2012 – 2014 (and the projected cash flows beyond that three year period computed as the terminal value) and discounting those amounts based on appropriate market risks and other market factors. Based on those projections and the market approach using valuation multiples derived from select guideline companies, the Company concluded that the fair value of this reporting unit exceeded its carrying value of net assets. As a result, there was no impairment of goodwill.

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

Recently Issued Accounting Standards

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which amends ASC 210, Balance Sheet. This ASU requires entities to disclose gross and net information about both instruments and transactions eligible for offset in the statement of financial position and those subject to an agreement similar to a master netting arrangement. This would include derivatives and other financial securities arrangements. The effective date is January 1, 2013 and must be applied retrospectively. The adoption will not have a material effect on the Company’s consolidated financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risks from those disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.    Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer (the “CEO”) and Vice President, Chief Financial Officer and Treasurer (the “CFO”), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2012. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management of the Company, with the participation of its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control Over Financial Reporting

The following change was made in the Company’s internal control over financial reporting during the first quarter ended March 31, 2012 that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting:

•	The Company remediated its material weakness in internal control over financial reporting.

Remediation of Material Weakness

As previously disclosed in the Company’s 2011 Annual Report on Form 10-K and third quarter ended September 30, 2011 Form 10-Q, the Company reported a material weakness in internal controls at December 31, 2011 and September 30, 2011. The Company did not maintain effective internal controls over the accounting for income taxes associated with a foreign subsidiary, which is a disregarded entity for U.S. income tax reporting. Specifically, dividends from a foreign subsidiary to the disregarded entity should have been included in U.S. taxable income, but were not. This control deficiency resulted in the misstatement of income tax expense, taxes receivable, accrued taxes and deferred tax liabilities, which required the revision of previously reported quarterly and annual results. This control deficiency could have resulted in a material misstatement of the aforementioned accounts and disclosures that would not be prevented or detected.

Beginning in the fourth quarter of 2011, management designed and implemented remediation measures described below to address the material weakness and enhance the Company’s internal control over financial reporting. During the first quarter of 2012, management continued to monitor and evaluate these remediation measures that have been implemented to address the material weakness and enhance the Company’s internal control over financial reporting. Remediation measures included the following:

•	The Company enhanced its quarterly foreign tax packages submitted to its corporate tax department.

•	The Company provided additional training to international finance personnel engaged in tax reporting.

The remediation measures described above have strengthened the Company’s internal control over financial reporting and a sufficient period of time has passed to demonstrate that their effectiveness is sustainable. As a result, management concluded that the material weakness was remediated as of March 31, 2012.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is subject to legal proceedings, claims, investigations and inquiries that arise in the ordinary course of business such as, but not limited to, patent, employment, personal injury, commercial, and environmental matters. Although there can be no assurance, the Company is not aware of any matters pending that are expected to be material with respect to the Company’s business, financial position, results of operations or cash flows.

Item 1A. Risk Factors

See the Company’s most recent annual report filed on Form 10-K (Part I, Item 1A). There has been no material change in this information. The risks described in the annual report on Form 10-K, and the “Safe Harbor Statement” in this report, are not the only risks faced by the Company. Additional risks and uncertainties not currently known or that are currently judged to be immaterial may also materially affect the Company’s business, financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

In August 2003, the Company’s Board of Directors approved a stock repurchase to mitigate the potentially dilutive effects of stock options and shares of restricted and unrestricted stock granted by the Company. Under the 2003 repurchase program, shares may be purchased by the Company up to the quantity of shares underlying options and other equity-based awards granted under shareholder approved plans. As of March 31, 2012, there were 2.5 million shares remaining available for purchase under the 2003 repurchase program. There was no repurchase activity under the 2003 repurchase program during the first quarter of 2012.

On April 27, 2012 the Company’s Board of Directors approved a new stock repurchase program under which the Company may purchase up to 1.0 million shares. The new program replaces the 2003 repurchase program.

Item 5.   Other Information

Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on April 27, 2012. Stockholders voted on four proposals presented to them for consideration:

1.)	Election of Nominees to the Board of Directors

Stockholders elected eight Directors to serve until the next Annual Meeting to be held in 2013 and until their successors are duly elected and qualified. The results of the voting were as follows:

	For	Withheld	Broker Non-Votes
Dale G. Barnhart	14,266,080	529,221	1,051,446
Kathleen Burdett	8,372,281	6,423,020	1,051,446
W. Leslie Duffy	14,273,250	522,051	1,051,446
Matthew T. Farrell	8,371,488	6,423,813	1,051,446
Marc T. Giles	14,287,276	508,025	1,051,446
William D. Gurley	14,282,258	513,043	1,051,446
Suzanne Hammett	8,371,298	6,424,003	1,051,446
S. Carl Soderstrom, Jr.	8,371,211	6,424,090	1,051,446

2.)	Vote on the 2012 Stock Incentive Plan

Stockholders voted to approve the Lydall 2012 Stock Incentive Plan. The results of the voting were as follows:

For:	13,591,423
Against:	1,181,933
Abstain:	21,945
Broker Non-Votes:	1,051,446

3.)	Advisory Vote on Executive Compensation

Stockholders voted to approve executive compensation. The results of the voting were as follows:

For:	14,359,750
Against:	137,331
Abstain:	298,220
Broker Non-Votes:	1,051,446

4.)  Ratification of Appointment of Independent Auditors

Stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for fiscal year 2012. The results of the voting were as follows:

For:	15,526,375
Against:	313,216
Abstain:	7,156

Departure of Directors or Certain Officers; Election of Directors; Appointment of Certain Officers; Compensatory Arrangements of Certain Officers.

On April 27, 2012, the stockholders of Lydall, Inc. (the “Company”) approved the Company’s 2012 Stock Incentive Plan, which authorizes the issuance of up to 1.75 million shares (plus shares that become available upon cancellation of certain equity awards under prior Company plans) pursuant to grants of stock options, restricted stock, restricted stock units or other stock-based awards.

Item 6.    Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

10.1	Lydall 2012 Stock Incentive Compensation Plan, filed with the Registrant’s 2012 Proxy Statement dated March 16, 2012 and incorporated herein by this reference.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

May 2, 2012	By:	/s/ Erika H. Steiner
Erika H. Steiner Chief Financial Officer and Treasurer (On behalf of the Registrant and as Principal Financial Officer)

LYDALL, INC.

Index to Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

10.1	Lydall 2012 Stock Incentive Compensation Plan, filed with the Registrant’s 2012 Proxy Statement dated March 16, 2012 and incorporated herein by this reference.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

