Form 10-Q
period 2012-06-30
LYDALL INC /DE/
filed 2012-08-01
CIK 60977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $ .10 par value per share.

Total Shares outstanding July 19, 2012	17,014,997

LYDALL, INC.

Cautionary Note Concerning Factors That May Affect Future Results

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E. All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current expectations and assumptions relating to the Company’s business, the economy and other future conditions. Forward-looking statements generally can be identified through the use of the words “believes,” “anticipates,” “may,” “plans,” “projects,” “expects,” “estimates,” “forecasts,” “predicts,” “targets,” and other similar expressions in connection with the discussion of future operating or financial performance. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Therefore, investors are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Forward-looking statements in this Quarterly Report on Form 10-Q includes, among others, statements relating to:

•	Overall economic and business conditions and the effects on the Company’s markets;
•	Expected automobile production in the North American or European automotive markets;
•	Growth opportunities in markets served by the Company’s Performance Materials segment;
•	Product development and new business opportunities;
•	Future strategic transactions, included but not limited to: acquisitions, joint ventures, alliances, licensing agreements and divestitures;
•	Pension plan funding requirements;
•	Future cash flow and uses of cash;
•	Future repurchases of the Company’s Common Stock;
•	Future amounts of stock-based compensation expense;
•	Future earnings and other measurements of financial performance;
•	Future levels of indebtedness and capital spending;
•	The Company’s ability to meet cash operating requirements;
•	The Company’s ability to meet financial covenants in its Domestic Credit Facility;
•	The expected future impact of recently issued accounting pronouncements upon adoption;
•	Future effective income tax rates and realization of deferred tax assets;
•	Estimates of fair values of reporting units and long-lived assets used in assessing goodwill and long-lived assets for possible impairment; and
•	The expected outcomes of contingencies.

All forward-looking statements are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements made in this Quarterly Report on Form 10-Q, in press releases and in other statements made by the Company’s authorized officers. Such risks and uncertainties include, among others, worldwide economic cycles that affect the markets which the businesses serve could affect demand for the Company’s products and impact the Company’s profitability, disruptions in the global credit and financial markets, including diminished liquidity and credit availability, swings in consumer confidence and spending, unstable economic growth, fluctuations in unemployment rates, and increases in fuel prices, which could cause economic instability and could have a negative impact on the Company’s results of operations and financial condition, as well as other risks and uncertainties identified in Part I, Item 1A - Risk Factors of Lydall’s Annual Report on Form 10-K for the year ended December 31, 2011 and Part 2, Item 1A – Risk Factors of this Quarterly Report on Form 10-Q.

The forward-looking statements speak only as of the date of this initial filing of this Quarterly Report on Form 10-Q, and Lydall does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Quarter Ended
	June 30,
	2012	Revised 2011
	(Unaudited)
Net sales	$97,535	$98,831
Cost of sales	75,542	80,774
Gross profit	21,993	18,057
Selling, product development and administrative expenses	13,655	13,477
Gain on sale of product line	(405)	(405)
Operating income	8,743	4,985
Interest expense	87	473
Other income, net	(27)	(15)
Income from continuing operations before income taxes	8,683	4,527
Income tax expense	2,091	1,911
Income from continuing operations	6,592	2,616
Income from discontinued operations, net of tax of $2,591	-	4,484
Net income	$6,592	$7,100
Basic earnings per share:
Continuing operations	$0.39	$0.16
Discontinued operations	$-	$0.27
Net income	$0.39	$0.42
Diluted earnings per share:
Continuing operations	$0.39	$0.15
Discontinued operations	$-	$0.27
Net income	$0.39	$0.42
Weighted average number of common shares outstanding:
Basic	16,770	16,741
Diluted	16,962	16,909

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Six Months Ended
	June 30,
	2012	Revised 2011
	(Unaudited)
Net sales	$194,289	$200,504
Cost of sales	153,055	164,442
Gross profit	41,234	36,062
Selling, product development and administrative expenses	27,899	27,347
Gain on sale of product line	(810)	(810)
Operating income	14,145	9,525
Interest expense	177	683
Other expense, net	16	28
Income from continuing operations before income taxes	13,952	8,814
Income tax expense	3,448	3,566
Income from continuing operations	10,504	5,248
Income from discontinued operations, net of tax of $2,728	-	4,732
Net Income	$10,504	$9,980
Basic earnings per share:
Continuing operations	$0.63	$0.31
Discontinued operations	$-	$0.28
Net income	$0.63	$0.60
Diluted earnings per share:
Continuing operations	$0.62	$0.31
Discontinued operations	$-	$0.28
Net income	$0.62	$0.59
Weighted average number of common shares outstanding:
Basic	16,799	16,738
Diluted	16,939	16,875

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2012	Revised 2011	2012	Revised 2011
	(Unaudited)		(Unaudited)
Net income	$6,592	$7,100	$10,504	$9,980
Changes in accumulated other comprehensive loss:
Foreign currency translation adjustments	(3,711)	1,744	(1,656)	5,803
Pension liability adjustment, net of tax	139	86	277	170
Comprehensive income	$3,020	$8,930	$9,125	$15,953

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$46,055	$30,905
Short-term investment	-	12,015
Accounts receivable, net	57,046	47,258
Inventories	33,293	33,846
Prepaid expenses and other current assets, net	8,607	6,796
Total current assets	145,001	130,820
Property, plant and equipment, at cost	242,411	240,157
Accumulated depreciation	(164,833)	(161,218)
Net, property, plant and equipment	77,578	78,939
Goodwill	18,018	18,059
Other intangible assets	4,058	4,537
Other assets, net	2,375	2,830
Total assets	$247,030	$235,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$843	$1,035
Accounts payable	31,887	28,163
Accrued payroll and other compensation	9,828	9,031
Accrued taxes	3,027	2,532
Other accrued liabilities	4,560	4,038
Total current liabilities	50,145	44,799
Long-term debt	1,955	2,261
Deferred tax liabilities	5,291	5,240
Benefit plan liabilities	20,304	21,269
Other long-term liabilities	1,020	764

Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock	-	-
Common stock	2,373	2,365
Capital in excess of par value	57,256	56,214
Retained earnings	194,795	184,291
Accumulated other comprehensive loss	(17,997)	(16,618)
Treasury stock, at cost	(68,112)	(65,400)
Total stockholders’ equity	168,315	160,852
Total liabilities and stockholders’ equity	$247,030	$235,185

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended
	June 30,
	2012	Revised 2011
	(Unaudited)
Cash flows from operating activities:
Net income	$10,504	$9,980
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations, net of tax	-	(3,857)
Gain on sale of product line	(810)	(810)
Depreciation and amortization	6,989	7,872
Deferred income taxes	(467)	957
Stock based compensation	846	808
Loss on disposition of property, plant and equipment	17	2
Changes in operating assets and liabilities:
Accounts receivable	(9,428)	(11,091)
Inventories	215	(334)
Accounts payable	4,041	801
Accrued payroll and other compensation	935	604
Accrued taxes	549	2,248
Other, net	(864)	(1,413)
Net cash provided by operating activities	12,527	5,767
Cash flows from investing activities:
Proceeds from divestiture	-	12,811
Capital expenditures	(5,785)	(3,338)
Reimbursement of cash from leasing company	-	818
Proceeds from maturity of short-term investment	12,015	-
Increase in restricted cash	-	(3,275)
Net cash provided by investing activities	6,230	7,016
Cash flows from financing activities:
Debt repayments	(573)	(739)
Repurchases of common stock	(2,712)	-
Common stock issued	203	73
Net cash used for financing activities	(3,082)	(666)
Effect of exchange rate changes on cash	(525)	1,175
Increase in cash and cash equivalents	15,150	13,292
Cash and cash equivalents at beginning of period	30,905	24,988
Cash and cash equivalents at end of period	$46,055	$38,280

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

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

On June 29, 2011, the Company sold all of the capital stock of its wholly-owned subsidiary, Lydall Industrial Thermal Solutions, Inc. (“Affinity”). The Condensed Consolidated Financial Statements for the quarter and six months ended June 30, 2011 have been retroactively restated to reflect Affinity as a discontinued operation.

During the quarter ended March 31, 2012, the Company revised its reportable segments in order to better align them with its strategic approach and operational decision-making. Refer to Note 12 Segment Information for further information. Prior period segment amounts throughout the Notes to the Condensed Consolidated Financial Statements have been reclassified to reflect the new segment structure. The reclassification of historical business segment information had no impact on the Company’s consolidated financial results.

As previously disclosed in the Form 10-K for the year ended December 31, 2011, during the third quarter of 2011 the Company identified and corrected certain prior period errors.  As permitted by Staff Accounting Bulletin 108, Lydall revised in the Form 10-Q for the quarterly period ended September 30, 2011 previously reported financial results for the periods affected. Accordingly, the financial results for the three and six months ended June 30, 2011 included herein reflect the previously revised results.

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

2. Short-Term Investment

The Company’s short-term investment at December 31, 2011 consisted of a $12.0 million certificate of deposit with a banking institution. At December 31, 2011, the short-term investment was classified as held to maturity and carried on the Consolidated Balance Sheet at amortized cost. The certificate of deposit matured on January 23, 2012, and $12.0 million of proceeds were recorded to cash and cash equivalents. There were no significant holding gains or losses.

3. Inventories

Inventories as of June 30, 2012 and December 31, 2011 were as follows:

	June 30,	December 31,
In thousands	2012	2011
Raw materials	$14,025	$15,068
Work in process	13,101	11,569
Finished goods	10,086	9,915
	37,212	36,552
Less: Progress billings	(3,919)	(2,706)
Total inventories	$33,293	$33,846

Included in work in process is gross tooling inventory of $7.8 million and $6.4 million at June 30, 2012 and December 31, 2011, respectively. Tooling inventory, net of progress billings, was $3.9 million and $3.7 million at June 30, 2012 and December 31, 2011, respectively.

4. Goodwill

The Company tests its goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value may exceed its fair value.

The changes in the carrying amount of goodwill by reporting unit for the six months ended June 30, 2012 were as follows:

		Currency
	December 31,	translation	Other	June 30,
In thousands	2011	adjustments	adjustments	2012
Performance Materials	$13,399	$(104)	$63	$13,358
Other Products and Services	4,660	-	-	4,660
Total goodwill	$18,059	$(104)	$63	$18,018

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

5. Long-term Debt and Financing Arrangements

As of June 30, 2012 and December 31, 2011, the majority of debt outstanding was capital lease obligations. As of June 30, 2012 and December 31, 2011, the Company had no borrowings outstanding under any domestic credit facility, or any credit arrangement entered into by a foreign subsidiary, other than letters of credit.

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

The loan agreement governing the Domestic Credit Facility contains a number of affirmative and negative covenants, including financial covenants. The Company is required to meet a minimum fixed charge coverage ratio. The fixed charge coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBITDA, as defined in the loan agreement, to fixed charges may not be less than 1 to 1 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined, as of the end of each fiscal quarter of no greater than 2.5 to 1.0. The Company must also meet a minimum consolidated EBITDA for the preceding 12 month period of $15.0 million through September 30, 2014 and $25.0 million thereafter. The Company was in compliance with all covenants at June 30, 2012.

The Company expects to fund its cash requirements from existing cash balances, cash generated by operations, and through borrowings, if needed, under its Domestic Credit Facility and foreign credit facilities. As of June 30, 2012, the Company had borrowing availability of $32.2 million under the Domestic Credit Facility net of standby letters of credit outstanding of $2.8 million. As of June 30, 2012, the Company’s foreign subsidiaries had various credit arrangements with banks totaling €9.0 million (approximately $11.4 million) all of which was available for borrowing, primarily restricted to borrowings by the respective foreign subsidiary.

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

The following table is a summary of the results of discontinued operations:

	Quarter Ended	Six Months Ended
In thousands	June 30, 2011	June 30, 2011
Net sales	$6,818	$13,255

Income before income taxes	989	1,374
Income tax expense	362	499
Income from discontinued operations	627	875
Gain on sale of discontinued operations, net of tax of $2,229	3,857	3,857
Income from discontinued operations, net of tax	$4,484	$4,732

7. Equity Compensation Plans

As of June 30, 2012 the Company’s equity compensation plans consisted of the 2003 Stock Incentive Compensation Plan (“2003 Plan”) and the 2012 Stock Incentive Plan (“2012 Plan”) collectively, the “Plans,” under which incentive and non-qualified stock options and time and performance based restricted shares have been granted to employees and directors from authorized but unissued shares of common stock or treasury shares. The 2003 Plan is not active, but continues to govern all outstanding awards granted under the plan until the awards themselves are exercised or terminate in accordance with their terms. The 2012 Plan, approved by shareholders on April 27, 2012, authorized 1.75 million shares of common stock for awards. The 2012 Plan also authorizes an additional 1.2 million shares to the extent awards granted under prior stock plans that were outstanding as of April 27, 2012 are forfeited. The 2012 Plan provides for the following type of awards: options, restricted stock, restricted stock units and other stock-based awards.

The Company incurred compensation expense of $0.4 million for the quarters ended June 30, 2012 and June 30, 2011, and $0.8 million for the six month periods ended June 30, 2012 and June 30, 2011, for the Plans, including restricted stock awards. No compensation costs were capitalized as part of inventory.

Stock Options

The following table is a summary of outstanding and exercisable options as of June 30, 2012:

In thousands except per share amounts and years	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at June 30, 2012	888,328	$8.65	6.2	$4,388
Exercisable at June 30, 2012	536,302	$9.17	4.6	$2,392

There were no options granted during the quarter and six months ended June 30, 2012. The amount of cash received from the exercise of stock options during the quarter and six months ended June 30, 2012 was $0.2 million and the intrinsic value of options exercised was $0.1 million. There were no options granted during the quarter and six months ended June 30, 2011. There was minimal stock option exercise activity during the quarter and six months ended June 30, 2011. At June 30, 2012, the total unrecognized compensation cost related to nonvested stock option awards was approximately $1.1 million, with a weighted average expected amortization period of 2.8 years.

Restricted Stock

Restricted stock includes both performance-based and time-based awards. There were 114,500 performance-based restricted shares granted during the quarter and six months ended June 30, 2012, with a 2014 earnings per share target. No restricted shares were vested in the quarter and six months ended June 30, 2012. There were no shares granted in the prior year quarter and 22,120 shares were granted in the six months ended June 30, 2011. No restricted shares were vested in the quarter and six months ended June 30, 2011. At June 30, 2012, there were 369,776 unvested restricted stock awards with total unrecognized compensation cost related to these awards of $2.1 million with a weighted average expected amortization period of 2.2 years.

8. Stock Repurchase Plan

In April 2012, the Company’s Board of Directors approved a stock repurchase program (the “2012 Stock Repurchase Program”) which authorized the Company to repurchase up to 1.0 million shares of its common stock.

The Company repurchased 219,476 shares of its common stock at an average price of $12.35 per share for an aggregate purchase price of $2.7 million during the three and six months ended June 30, 2012 under the 2012 Stock Repurchase Program. There were 780,524 shares remaining authorized for repurchase under the 2012 Stock Repurchase Program as of June 30, 2012.

9. Employer Sponsored Benefit Plans

As of June 30, 2012, the Company maintains a defined benefit pension plan that covers certain domestic Lydall employees (“domestic pension plan”) that is closed to new employees and benefits are no longer accruing. The domestic pension plan is noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in the plan. The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes. The Company was minimally required to contribute approximately $2.7 million in cash to its domestic pension plan in 2012. However, the Company is evaluating the impact of the Moving Ahead for Progress in the 21st Century Act (MAP-21) signed into law in July 2012, which is expected to lower the required minimum contribution to the domestic pension plan in 2012. Contributions of $0.6 million were made during the second quarter of 2012 and $1.0 million for the six months ended June 30, 2012. Contributions of $0.4 million were made during the second quarter of 2011 and $0.8 million for the six months ended June 30, 2011.

The following is a summary of the components of net periodic benefit cost for the domestic pension plan for the quarters and six months ended June 30, 2012 and 2011:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
In thousands	2012	2011	2012	2011
Components of net periodic benefit cost
Interest cost	$648	$646	$1,296	$1,292
Expected return on assets	(640)	(662)	(1,280)	(1,324)
Amortization of actuarial loss	223	140	447	280
Net periodic benefit cost	$231	$124	$463	$248

10. Income Taxes

The Company's effective tax rate for income from continuing operations was 24.1% and 42.2% for the quarters ended June 30, 2012 and 2011 and 24.7% and 40.5% for the six months ended June 30, 2012 and 2011. The difference in the Company’s effective tax rate for the quarter and six months ended June 30, 2012 compared to statutory federal income tax rates was due the reversal of valuation allowance against foreign tax credit carryovers in the Company’s estimated annual effective tax rate for 2012. The anticipated use of foreign tax credit carryovers to offset 2012 U.S. federal income taxes is based on estimates concerning 2012 income generated from domestic and foreign sources.

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

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, France, Germany and the Netherlands. Within the next four quarters, the Company expects to conclude certain U.S. federal income tax matters through the year ended December 31, 2009, and it is reasonably expected that net unrecognized benefits of $0.5 million may be recognized. With few exceptions, the Company is no longer subject to U.S. federal examinations for years before 2006, state and local examinations for years before 2002, and non-U.S. income tax examinations for years before 2007.

11. Earnings Per Share

For the quarter and six months ended June 30, 2012 and 2011, basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method as long as their effect is not anti-dilutive.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
In thousands	2012	2011	2012	2011
Basic average common shares outstanding	16,770	16,741	16,799	16,738
Effect of dilutive options and restricted stock awards	192	168	140	137
Diluted average common shares outstanding	16,962	16,909	16,939	16,875

For the quarters ended June 30, 2012 and June 30, 2011, stock options for 0.2 million and 0.4 million shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

For the six months ended June 30, 2012 and June 30, 2011, stock options for 0.4 million and 0.6 million shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

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

The tables below present net sales and operating income by segment for the quarters and six months ended June 30, 2012 and 2011, and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

Net sales by segment:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
In thousands	2012	2011	2012	2011
Performance Materials Segment:
Industrial Filtration	$18,109	$18,449	$36,285	$38,920
Industrial Thermal Insulation	11,119	13,624	19,850	25,576
Life Sciences Filtration	3,295	3,819	5,476	7,865
Performance Materials Segment net sales	32,523	35,892	61,611	72,361

Thermal/Acoustical Metals Segment:
Metal parts	35,738	37,455	73,546	72,969
Tooling	1,947	2,406	6,252	8,344
Thermal/Acoustical Metals Segment net sales	37,685	39,861	79,798	81,313

Thermal/Acoustical Fibers Segment:
Fiber parts	24,191	20,283	46,337	39,712
Tooling	719	48	745	1,303
Thermal/Acoustical Fibers Segment net sales	24,910	20,331	47,082	41,015

Other Products and Services:
Life Sciences Vital Fluids	3,749	3,403	7,980	7,171
Other Products and Services net sales	3,749	3,403	7,980	7,171
Eliminations and Other	(1,332)	(656)	(2,182)	(1,356)
Consolidated Net Sales	$97,535	$98,831	$194,289	$200,504

Operating income (loss) by segment:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
In thousands	2012	2011	2012	2011
Performance Materials	$4,982	$6,093	$7,102	$12,390
Thermal/Acoustical Metals	4,050	4,137	9,117	7,861
Thermal/Acoustical Fibers	3,382	(1,549)	5,611	(3,087)
Other Products and Services:
Life Sciences Vital Fluids	211	(294)	520	(579)
Corporate Office Expenses	(3,882)	(3,402)	(8,205)	(7,060)
Consolidated Operating Income	$8,743	$4,985	$14,145	$9,525

13. Commitments and Contingencies

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

14. Recently Issued Accounting Standards

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

The Thermal/Acoustical Metals segment and Thermal/Acoustical Fibers segment (“Fibers Business”) offer a full line of innovative engineered products to assist in noise and heat abatement within the transportation sector. Lydall products are found in the interior (dash insulators), underbody (wheel well, fuel tank, exhaust) and under hood (engine compartment) of cars, trucks, SUV’s, heavy duty trucks and recreational vehicles. Lydall’s patented products include organic and inorganic fiber composites (fiber parts) as well as metal combinations (metal parts).

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

Second Quarter 2012 Highlights

Below are financial highlights comparing Lydall’s quarter ended June 30, 2012 (“Q2 2012”) results to its quarter ended June 30, 2011 results:

•	Consolidated net sales were $97.5 million, a decrease of $1.3 million, or 1.3%; foreign currency translation negatively impacted Q2 2012 net sales by $3.9 million;
•	Gross margin increased to 22.5% compared to 18.3%, principally caused by improvement in the Thermal/Acoustical Fibers segment;
•	Consolidated operating income was $8.7 million, or 9.0% of net sales, compared to operating income of $5.0 million, or 5.0% of net sales;
•	Effective tax rate of 24.1%, as a result of reversal of valuation allowance against foreign tax credit carryovers in the estimated annual effective tax rate for 2012 of $1.3 million, or $0.08 per share, compared to 42.2%;
•	Income from continuing operations was $6.6 million, $0.39 per share, compared to $2.6 million, or $0.15 per share;
•	Net income was $6.6 million, or $0.39 per share, compared to $7.1 million, or $0.42 per share, which included income from discontinued operations (including gain on sale of $3.9 million) of $4.5 million, or $0.27 per share in the second quarter of 2011; and
•	Cash provided by operations was $11.9 million compared to $7.9 million.

Operational and Financial Overview

Performance Materials Segment

The Performance Materials segment reported net sales of $32.5 million in the second quarter of 2012, a decrease of $3.4 million, or 9.4%, compared to net sales of $35.9 million in the second quarter of 2011. Foreign currency translation negatively impacted net sales by $1.2 million, or 3.4% in the current quarter compared to the second quarter of 2011. A reduction in Industrial Thermal Insulation net sales of $2.5 million primarily contributed to the remaining reduction in net sales. Negatively impacting the Industrial Thermal Insulation business was $1.3 million lower net sales of electrical paper products manufactured under a contract manufacturing agreement with a customer. The Company sold this product line to the customer in 2010, and the Company will continue to manufacture product until the customer commences manufacturing electrical paper products later in 2012. Also, net sales of insulation products used in commercial buildings were lower in the second quarter of 2012 compared to the same quarter of 2011 due to customers adjusting inventory levels on certain products. Net sales of Industrial Filtration products of $18.1 million in the second quarter of 2012, compared to $18.4 million in the second quarter of 2011, was at its highest amount since the third quarter of 2011, as the Company experienced increased demand for its products.

Net sales in the second quarter of 2011 were near record levels and subsequently declined the remainder of 2011. Net sales in the second quarter of 2012 improved 11.8% compared to the first quarter of 2012.

The segment reported operating income of $5.0 million, or 15.3% of net sales, in the second quarter of 2012 compared to operating income of $6.1 million, or 17.0% of net sales in the second quarter of 2011. Contributing to this reduction was the decrease in net sales of $3.4 million discussed above, lower absorption of fixed overhead costs and unfavorable mix among product sales, compared to the same period in the prior year.

Thermal/Acoustical Metals Segment

The Thermal/Acoustical Metals segment reported net sales of $37.7 million in the second quarter of 2012, a reduction of $2.2 million, or 5.5%, from the second quarter of 2011. Foreign currency translation negatively impacted net sales by $2.7 million, or 6.8%, in the current quarter compared to the second quarter of 2011. Higher net sales of domestic automotive metal parts were offset by lower net sales from the Company’s European operations and negative foreign currency translation. Higher consumer demand for automobiles on Lydall’s existing domestic platforms, as well as from sales of parts on new domestic platforms awarded to the Company contributed to higher domestic part net sales. Economic conditions in Europe contributed to lower demand for certain automotive parts in Europe during the second quarter of 2012 compared to the second quarter of 2011.

The segment reported operating income in the second quarter of 2012 of $4.1 million, or 10.7% of net sales, which was essentially flat compared to the second quarter of 2011.

Thermal/Acoustical Fibers Segment

The Thermal/Acoustical Fibers segment reported net sales of $24.9 million in the second quarter of 2012, an increase of $4.6 million, or 22.5%, from the second quarter of 2011. This increase was driven by higher consumer demand for automobiles on Lydall’s existing platforms, as well as from sales of parts on new platforms awarded to the Company.

The segment reported operating income in the second quarter of 2012 of $3.4 million, or 13.6% of net sales, compared to an operating loss of $1.5 million in the second quarter of 2011. This improvement was due to higher net sales and improved gross margin realized from manufacturing efficiency improvements. These manufacturing improvements began in the second half of 2011 and continued through the second quarter of 2012. Significant reductions in scrap, material usage, and labor costs primarily contributed to lower per-unit manufacturing costs in the current quarter compared to the second quarter of 2011, resulting in improved gross margin.

Liquidity

At June 30, 2012, the majority of debt outstanding was capital lease obligations. The Company had a cash balance of $46.1 million and no borrowings under any credit facility other than letters of credit. The Company expects to fund its cash requirements from existing cash balances, cash generated by operations and from available borrowings, as needed, under its Domestic Credit Facility and foreign credit facilities. At June 30, 2012, the Company had borrowing availability of $32.2 million under the Domestic Credit Facility, net of standby letters of credit outstanding of $2.8 million. The Company’s foreign subsidiaries had various credit arrangements with banks totaling €9.0 million (approximately $11.4 million) all of which was available for borrowing, primarily restricted to borrowings by the respective foreign subsidiary.

Outlook

Demand for Performance Materials and Thermal/Acoustical Fibers products in the third quarter of 2012 is expected to be at levels consistent with the second quarter of 2012, however, Thermal/Acoustical Metals is expected to be impacted by lower demand, primarily in Europe. Also, the Company receives a material portion of its revenue from foreign operations and translation of those operations’ results into U.S. dollars may be affected by negative Euro exchange rate fluctuations.

The Company remains committed to assessing and adjusting its portfolio of businesses to provide shareholder value, and, as previously announced, is exploring strategic alternatives with respect to its Thermal/Acoustical Fibers business.

Results of Operations

Note: All of the following tabular comparisons, unless otherwise indicated, are for the quarters ended June 30, 2012 (Q2-12) and June 30, 2011 (Q2-11) and for the six months ended June 30, 2012 (YTD-12) and June 30, 2011 (YTD-11).

Net Sales

	Quarter Ended			Six Months Ended
In thousands	Q2-12	Q2-11	Percent Change	YTD-12	YTD-11	Percent Change
Net sales	$97,535	$98,831	(1.3)%	$194,289	$200,504	(3.1)%

Net sales for the current quarter decreased by $1.3 million, or 1.3%, compared to the second quarter of 2011. Foreign currency translation decreased net sales by $3.9 million, or 4.0%, for the current quarter, compared with the second quarter of 2011, impacting the Thermal/Acoustical Metals segment by $2.7 million, or 6.8%, and the Performance Materials segment by $1.2 million, or 3.4%. The unfavorable foreign currency translation and lower sales volumes resulted in lower net sales for the Performance Materials and Thermal/Acoustical Metals segments of $3.4 million and $2.2 million, respectively, compared to the same quarter a year ago. This was partially offset by an increase in net sales volumes from the Thermal/Acoustical Fibers segment of $4.6 million, or 22.5%, compared to the same quarter a year ago. Net sales of OPS, in the second quarter of 2012, increased by $0.3 million, or 10.2%, compared to the same quarter a year ago, primarily due to sales volumes and price increases.

Net sales for the six months ended June 30, 2012 decreased by $6.2 million, or 3.1%, compared to the first six months of 2011. Foreign currency translation decreased net sales by $5.4 million, or 2.7%, for the current six months ended, compared with the first six months of 2011, impacting the Thermal/Acoustical Metals segment by $3.8 million, or 4.7%, and the Performance Materials segment by $1.6 million, or 2.2%. The unfavorable foreign currency translation and lower sales volumes resulted in lower net sales from the Performance Materials and Thermal/Acoustical Metals segments of $10.8 million and $1.5 million, respectively, compared to the same period of 2011. This was partially offset by an increase in net sales volumes from the Thermal/Acoustical Fibers segment of $6.1 million, or 14.8%, compared to the same period of 2011. Net sales of OPS, for the six months ended June 30, 2012, increased by $0.8 million, or 11.3%, compared to the same period a year ago, primarily due to sales volumes and price increases.

Gross Profit

	Quarter Ended			Six Months Ended
In thousands	Q2-12	Q2-11	Percent Change	YTD-12	YTD-11	Percent Change
Gross profit	$21,993	$18,057	21.8%	$41,234	$36,062	14.3%
Percentage of sales	22.5%	18.3%		21.2%	18.0%

Gross margin for the second quarter of 2012 was 22.5% compared to 18.3% in the second quarter of 2011. The primary contributor to the improved gross margin was the Thermal/Acoustical Fibers segment which reported higher net sales and improved gross margin realized from manufacturing efficiency improvements. Additionally, to a lesser extent, OPS reported gross margin improvement in the second quarter of 2012, compared to the same quarter of 2011, primarily as a result of higher net sales and improved absorption of fixed costs.

Gross margin for the six months ended June 30, 2012 was 21.2% compared to 18.0% in the comparable period of 2011. The primary contributor to the improved gross margin was the Thermal/Acoustical Fibers segment which reported higher net sales and improved gross margin realized from manufacturing efficiency improvements. Additionally, to a lesser extent, the Thermal/Acoustical Metals segment and OPS reported gross margin improvement in the first six months of 2012, compared to the same period of 2011. Thermal/Acoustical Metals segment improvement was attributed to increased volumes of metal part sales partially offset by foreign currency translation and lower raw material costs, specifically aluminum and aluminum conversion costs. OPS improvement was attributed to higher net sales and improved absorption of fixed costs. These improvements in gross margin were partially offset by lower gross margin in the Performance Materials segment due to a decrease in net sales, lower absorption of fixed overhead costs as well as unfavorable mix among product sales.

Selling, Product Development and Administrative Expenses

	Quarter Ended			Six Months Ended
In thousands	Q2-12	Q2-11	Percent Change	YTD-12	YTD-11	Percent Change
Selling, product development and administrative expenses	$13,655	$13,477	1.3%	$27,899	$27,347	2.0%
Percentage of sales	14.0%	13.6%		14.4%	13.6%

The increase in selling, product development and administrative expenses for the quarter and the six months ended June 30, 2012 compared to the same periods of 2011 was primarily due to higher professional services expense incurred by the corporate office, mostly associated with strategic initiatives with respect to the Fibers business, and to a lesser extent, higher accrued incentive compensation expense. Partially offsetting the increase was foreign currency translation of $0.4 million and $0.6 million for the quarter and six months ended June 30, 2012, compared with the comparable periods of 2011.

Gain On Sale of Product Line

	Quarter Ended			Six Months Ended
In thousands	Q2-12	Q2-11	Percent Change	YTD-12	YTD-11	Percent Change
Gain on sale of product line	$405	$405	-	$810	$810	-

On June 30, 2010, the Company divested its electrical papers product line business for total consideration of $5.8 million, of which $4.8 million was paid on June 30, 2010, with the remaining $1.0 million paid in accordance with a License Agreement on July 2, 2012. This transaction contained multiple deliverables, some of which were delivered on June 30, 2010, while others were delivered in subsequent periods through June 30, 2012. The Company recognized $0.4 million of gain in both second quarters of 2012 and 2011 and $0.8 million of gain in both six months ended June 30, 2012 and June 30, 2011 as the Company completed its services to be provided under the License Agreement.

Interest Expense

	Quarter Ended			Six Months Ended
In thousands	Q2-12	Q2-11	Percent Change	YTD-12	YTD-11	Percent Change

Interest expense	$87	$473	(81.6)%	$177	$683	(74.1)%
Weighted average interest rate	5.5%	5.3%		5.5%	5.4%

The decrease in interest expense for the quarter and six months ended June 30, 2012 compared to the same periods of 2011 was due to lower average principal balances on capital lease obligations as well as lower amortization of debt financing costs resulting from the Company’s new domestic revolving credit facility that was entered into during the second quarter of 2011.

Other Income/Expense

Other income and expense for the quarters and six months ended June 30, 2012 and 2011 consisted of insignificant activity related to foreign exchange transaction gains and losses and interest income.

Income Taxes

The Company's effective tax rate for income from continuing operations was 24.1% and 42.2% for the quarters ended June 30, 2012 and 2011 and 24.7% and 40.5% for the six months ended June 30, 2012 and 2011. The difference in the Company’s effective tax rate for the quarter and six months ended June 30, 2012 compared to statutory federal income tax rates was due the reversal of valuation allowance against foreign tax credit carryovers in the Company’s estimated annual effective tax rate for 2012. The anticipated use of foreign tax credit carryovers to offset 2012 U.S. federal income taxes is based on estimates concerning 2012 income generated from domestic and foreign sources. The difference in the Company’s effective tax rate for the quarter and six months ended June 30, 2011 compared to statutory federal income tax rates was primarily due to dividends from a foreign subsidiary and an increase in valuation allowance against foreign tax credits.

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

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, France, Germany and the Netherlands. Within the next four quarters, the Company expects to conclude certain U.S. federal income tax matters through the year ended December 31, 2009 and it is reasonably expected that net unrecognized benefits of $0.5 million may be recognized. With few exceptions, the Company is no longer subject to U.S. federal examinations for years before 2006, state and local examinations for years before 2002, and non-U.S. income tax examinations for years before 2007.

Discontinued Operation, net of tax

On June 29, 2011, the Company sold its Affinity business for $15.2 million in cash. Affinity designed and manufactured high precision, specialty engineered temperature-control equipment for semiconductor, pharmaceutical, life sciences and industrial applications.

	Quarter Ended	Six Months Ended
In thousands	June 30, 2011	June 30, 2011
Net sales	$6,818	$13,255

Income before income taxes	989	1,374
Income tax expense	362	499
Income from discontinued operations	627	875
Gain on sale of discontinued operations, net of tax of $2,229	3,857	3,857
Income from discontinued operations, net of tax	$4,484	$4,732

Segment Results

The following tables presents sales and operating income information for the key product and service groups included within each operating segment and other products and services for the quarter and six months ended June 30, 2012 compared with the quarter and six months ended June 30, 2011:

Net sales by segment:

	Quarter Ended
In thousands	Q2-12	Q2-11	Dollar Change
Performance Materials Segment:
Industrial Filtration	$18,109	$18,449	$(340)
Industrial Thermal Insulation	11,119	13,624	(2,505)
Life Sciences Filtration	3,295	3,819	(524)
Performance Materials Segment net sales	32,523	35,892	(3,369)
Thermal/Acoustical Metals Segment:
Metal parts	35,738	37,455	(1,717)
Tooling	1,947	2,406	(459)
Thermal/Acoustical Metals Segment net sales	37,685	39,861	(2,176)
Thermal/Acoustical Fibers Segment:
Fiber parts	24,191	20,283	3,908
Tooling	719	48	671
Thermal/Acoustical Fibers Segment net sales	24,910	20,331	4,579
Other Products and Services:
Life Sciences Vital Fluids	3,749	3,403	346
Other Products and Services net sales	3,749	3,403	346
Eliminations and Other	(1,332)	(656)	(676)
Consolidated Net Sales	$97,535	$98,831	$(1,296)

	Six Months Ended
In thousands	YTD-12	YTD-11	Dollar Change
Performance Materials Segment:
Industrial Filtration	$36,285	$38,920	$(2,635)
Industrial Thermal Insulation	19,850	25,576	(5,726)
Life Sciences Filtration	5,476	7,865	(2,389)
Performance Materials Segment net sales	61,611	72,361	(10,750)
Thermal/Acoustical Metals Segment:
Metal parts	73,546	72,969	577
Tooling	6,252	8,344	(2,092)
Thermal/Acoustical Metals Segment net sales	79,798	81,313	(1,515)
Thermal/Acoustical Fibers Segment:
Fiber parts	46,337	39,712	6,625
Tooling	745	1,303	(558)
Thermal/Acoustical Fibers Segment net sales	47,082	41,015	6,067
Other Products and Services:
Life Sciences Vital Fluids	7,980	7,171	809
Other Products and Services net sales	7,980	7,171	809
Eliminations and Other	(2,182)	(1,356)	(826)
Consolidated Net Sales	$194,289	$200,504	$(6,215)

Operating income (loss) by segment:

	Quarter Ended
	Q2-12		Q2-11
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$4,982	15.3%	$6,093	17.0%	$(1,111)
Thermal/Acoustical Metals	4,050	10.7%	4,137	10.4%	(87)
Thermal/Acoustical Fibers	3,382	13.6%	(1,549)	(7.6)%	4,931
Other Products and Services:
Life Sciences Vital Fluids	211	5.6%	(294)	(8.6)%	505
Corporate Office Expenses	(3,882)		(3,402)		(480)
Consolidated Operating Income	$8,743	9.0%	$4,985	5.0%	$3,758

	Six Months Ended
	YTD-12		YTD-11
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$7,102	11.5%	$12,390	17.1%	$(5,288)
Thermal/Acoustical Metals	9,117	11.4%	7,861	9.7%	1,256
Thermal/Acoustical Fibers	5,611	11.9%	(3,087)	(7.5)%	8,698
Other Products and Services:
Life Sciences Vital Fluids	520	6.5%	(579)	(8.1)%	1,099
Corporate Office Expenses	(8,205)		(7,060)		(1,145)
Consolidated Operating Income	$14,145	7.3%	$9,525	4.8%	$4,620

Performance Materials

Segment net sales decreased $3.4 million, or 9.4%, in the second quarter of 2012 compared to the near record levels in the second quarter of 2011, due to decreased volumes and the negative impact of foreign currency translation. A reduction in Industrial Thermal Insulation net sales of $2.5 million, or 18.4%, primarily contributed to the reduction in net sales. Negatively impacting the Industrial Thermal Insulation business was $1.3 million lower net sales of electrical paper products manufactured under a contract manufacturing agreement with a customer. The Company sold this product line to the customer in 2010, and the Company will continue to manufacture product until the customer commences manufacturing electrical paper products later in 2012. Also impacting Industrial Thermal Insulation net sales was a decrease in sales of products used in commercial buildings due to customers adjusting inventory levels on certain products. Net sales of Industrial Filtration products decreased by $0.3 million, or 1.8%, in the second quarter of 2012 compared to the second quarter of 2011, due to foreign currency translation decreasing net sales $1.2 million, or 3.4%. The Company experienced greater demand for its products primarily in North America. Net sales of Life Sciences Filtration products decreased by $0.5 million, or 13.7%, in the second quarter of 2012 compared to the second quarter of 2011, primarily due to decreased demand for products used in life protection application products.

The segment reported operating income of $5.0 million, in the second quarter of 2012, or 15.3% of net sales, compared to operating income of $6.1 million, or 17.0% of net sales, in the second quarter of 2011. Operating income in the second quarters of 2012 and 2011 included a $0.4 million gain from services provided to the buyer of the electrical papers product line in accordance with the terms of a license agreement, which expired June 30, 2012. The decrease in operating income was primarily a result of lower net sales of $3.4 million, lower absorption of fixed overhead costs as well as unfavorable mix among product sales. Segment selling, product development and administrative expenses decreased $0.3 million in the current quarter compared to the second quarter of 2011, primarily due to foreign currency translation.

Segment net sales decreased $10.8 million, or 14.9%, in the first six months of 2012 compared to the record levels in the first six months of 2011, due to decreased volumes and the negative impact of foreign currency translation. A reduction in Industrial Thermal Insulation net sales of $5.7 million, or 22.4%, primarily contributed to the reduction in net sales. Negatively impacting the Industrial Thermal Insulation business was $3.1 million lower net sales of electrical paper products manufactured under a contract manufacturing agreement with a customer. The Company sold this product line to the customer in 2010, and the Company will continue to manufacture product until the customer commences manufacturing electrical paper products later in 2012. Also impacting Industrial Thermal Insulation net sales was a decrease in products used in commercial buildings due to a temporary customer shut-down in the first quarter of 2012 and customers adjusting inventory levels on certain products. Net sales of Industrial Filtration products decreased by $2.6 million, or 6.8%, in the first six months of 2012 compared to the first six months of 2011, due to a reduction in demand for its products in Europe and Asia markets as well as foreign currency translation decreasing net sales $1.6 million. Net sales of Life Sciences Filtration products decreased by $2.4 million, or 30.4%, in the first six months of 2012 compared to the first six months of 2011, primarily due to decreased demand for products used in water and life protection application products.

The segment reported operating income of $7.1 million, in the first six months of 2012, or 11.5% of net sales, compared to operating income of $12.4 million, or 17.1% of net sales, in the first six months of 2011. Operating income in the first six months of 2012 and 2011 included a $0.8 million gain from services provided to the buyer of the electrical papers product line in accordance with the terms of a license agreement, which expired June 30, 2012. The decrease in operating income was primarily a result of lower net sales of $10.8 million, lower absorption of fixed overhead costs as well as unfavorable mix among product sales. Segment selling, product development and administrative expenses decreased $0.3 million in the first half of 2012 compared to the first six months of 2011, primarily due to foreign currency translation.

Thermal/Acoustical Metals

In the second quarter of 2012, segment net sales decreased by $2.2 million, or 5.5%, compared to the second quarter of 2011. Foreign currency translation decreased net sales by $2.7 million, or 6.8%, for the current quarter, compared with the second quarter of 2011. Automotive parts net sales decreased by $1.7 million, or 4.6%, compared to the second quarter of 2011 due to foreign currency translation of $2.6 million, partially offset by increased demand for automobiles in North America on existing platforms, as well as from sales of parts on new platforms awarded to the Company, partially offset by lower demand in Europe. Tooling net sales in the second quarter of 2012 were lower by $0.5 million compared to the second quarter of 2011 due to foreign currency translation and the timing of new product launches.

For the second quarter of 2012, operating income for the segment was $4.1 million, or 10.7% of net sales, which was essentially flat compared to the second quarter of 2011.

In the first six months of 2012, segment net sales decreased by $1.5 million, or 1.9%, compared to the first six months of 2011. Foreign currency translation decreased net sales by $3.8 million, or 4.7%, in the first six months of 2012 compared with the first six months of 2011. Automotive parts net sales increased by $0.6 million, compared to the first six months of 2011. Higher volumes of net sales were due to strong consumer demand for automobiles in North America on existing platforms, as well as from sales of parts on new platforms awarded to the Company, partially offset by lower demand in Europe. Tooling net sales in the first six months of 2012 were lower by $2.1 million compared to the first six months of 2011 due to timing of new product launches and foreign currency translation.

For the first six months of 2012, operating income for the segment was $9.1 million, or 11.4% of net sales, compared to $7.9 million, or 9.7% of net sales, in the first six months of 2011. Contributing to this increase was increased volumes of metal parts sales, partially offset by foreign currency translation and lower raw material costs, specifically aluminum and aluminum conversion costs, compared to the first six months of 2011. Segment selling, product development and administrative expenses were essentially flat in the first half of 2012 compared to the first half of 2011.

Thermal/Acoustical Fibers

Segment net sales increased by $4.6 million, or 22.5%, compared to the second quarter of 2011. Automotive parts net sales increased by $3.9 million, or 19.3%, compared to the second quarter of 2011. Higher volumes of net sales were due to strong consumer demand for automobiles on existing platforms, as well as from sales of new parts on existing and new platforms awarded to the Company. Tooling net sales in the second quarter of 2012 were higher by $0.7 million compared to the second quarter of 2011, due to timing of new product launches.

Operating income for the segment was $3.4 million, or 13.6% of net sales, compared to an operating loss of $1.5 million in the second quarter of 2011. This improvement was due to higher net sales and improved gross margin realized from manufacturing efficiency improvements. These manufacturing improvements began in the second half of 2011 and continued through the second quarter of 2012. Significant reductions in scrap, material usage, and labor costs primarily contributed to lower per-unit manufacturing costs in the second quarter of 2012 compared to the second quarter of 2011, resulting in improved gross margin. Segment selling, product development and administrative expenses were essentially flat in the current quarter compared to the second quarter of 2011.

Segment net sales increased by $6.1 million, or 14.8%, compared to the first half of 2011. Automotive parts net sales increased by $6.6 million, or 16.7%, compared to the first half of 2011. Higher volumes of net sales were due to strong consumer demand for automobiles on existing platforms, as well as from sales of new parts on existing and new platforms awarded to the Company. Tooling net sales in the first half of 2012 were lower by $0.6 million compared to the first half of 2011, due to timing of new product launches.

Operating income for the segment was $5.6 million, or 11.9% of net sales, compared to an operating loss of $3.1 million in the first half of 2011. This improvement was due to higher net sales and improved gross margin realized from manufacturing efficiency improvements. These manufacturing improvements began in the second half of 2011 and continued through the first half of 2012. Significant reductions in scrap, material usage, and labor costs primarily contributed to lower per-unit manufacturing costs in the first half of 2012 compared to the first half of 2011, resulting in improved gross margin. Segment selling, product development and administrative expenses increased $0.2 million in the first half of 2012 compared to the first half of 2011. This increase was primarily related to increases in selling expenses as a result of higher net sales.

Other Products and Services

OPS net sales for the quarter ended June 30, 2012 increased $0.3 million, or 10.2%, compared to the same quarter a year ago, due to increased sales from the Life Sciences Vital Fluids business which was primarily attributed to higher volumes of blood transfusion net sales.

OPS reported operating income of $0.2 million, or 5.6% of net sales, for the quarter ended June 30, 2012, compared to an operating loss of $0.3 million for the second quarter of 2011. This improvement was due to higher net sales as well as reductions in the business’s cost structure in order to better align it with the long development cycles in the bioprocessing industry.

OPS net sales for the six months ended June 30, 2012 increased $0.8 million, or 11.3%, compared to the same period a year ago, due to increased sales from the Life Sciences Vital Fluids business which was primarily attributed to higher volumes of blood transfusion and bioprocessing product net sales.

OPS reported operating income of $0.5 million, or 6.5% of net sales, for the six months ended June 30, 2012, compared to an operating loss of $0.6 million for the same period a year ago. This improvement was due to higher net sales as well as reductions in 2012 to the business’s cost structure in order to better align it with the long development cycles in the bioprocessing industry.

Corporate Office Expenses

Corporate office expenses were $3.9 million and $3.4 million in the second quarters of 2012 and 2011, respectively. The increase was principally due to higher accrued incentive compensation.

Corporate office expenses were $8.2 million and $7.1 million in the first six months of 2012 and 2011, respectively. The increase was principally due to higher professional fees primarily related to exploring strategic initiatives with respect to the Fibers business and higher accrued incentive compensation.

Liquidity and Capital Resources

The Company assesses its liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. The principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect the overall management of liquidity include capital expenditures, investments in businesses, strategic transactions, income tax payments, outcomes of contingencies, pension plan funding and availability of lines of credit and long-term financing. The Company manages worldwide cash requirements by considering available funds among domestic and foreign subsidiaries. The Company expects to finance its 2012 operating cash and capital spending requirements from existing cash balances, cash provided by operating activities and through borrowings under its existing credit agreements, as needed.

Financing Arrangements

As of June 30, 2012 and December 31, 2011, the majority of debt outstanding was capital lease obligations. As of June 30, 2012 and December 31, 2011, the Company had no borrowings outstanding under any domestic credit facility, or any credit arrangement entered into by a foreign subsidiary, other than letters of credit.

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

The loan agreement governing the Domestic Credit Facility contains a number of affirmative and negative covenants, including financial covenants. The Company is required to meet a minimum fixed charge coverage ratio. The fixed charge coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBITDA, as defined in the loan agreement, to fixed charges may not be less than 1 to 1 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined, as of the end of each fiscal quarter of no greater than 2.5 to 1.0. The Company must also meet a minimum consolidated EBITDA of $15.0 million through September 30, 2014 and $25.0 million thereafter. The Company was in compliance with all covenants at June 30, 2012.

As of June 30, 2012, the Company had borrowing availability of $32.2 million under the Domestic Credit Facility, net of standby letters of credit outstanding of $2.8 million. The Company’s foreign subsidiaries had various credit arrangements with banks totaling €9.0 million (approximately $11.4 million) all of which was available for borrowings, primarily restricted to borrowings by the respective foreign subsidiary.

Operating Cash Flows

Net cash provided by operating activities in the first six months of 2012 was $12.5 million compared with net cash provided by operating activities of $5.8 million in the first six months of 2011. In the first six months of 2012 compared to the same period for 2011, net income, excluding the gain on sale of discontinued operations from all periods, improved by $4.4 million. Since December 31, 2011, operating assets and liabilities increased by $4.6 million, primarily due to increases in accounts receivable of $9.4 million in the first half of 2012, partially offset by higher accounts payable of $4.0 million due to timing of inventory purchases. The increase in accounts receivable was due to higher net sales in the last half of the second quarter of 2012 compared to the last half of the fourth quarter of 2011, with accounts receivable days outstanding at June 30, 2012 being consistent with December 31, 2011.

Investing Cash Flows

In the first six months of 2012, net cash provided by investing activities was $6.2 million compared to cash provided by investing of $7.0 million in the first six months of 2011. The Company received $12.0 million in cash in the first six months of 2012 as a result of its short-term investment maturing, compared to receiving $12.8 million in cash in the second quarter of 2011 as part of the sale of Affinity. Capital expenditures were $5.8 million during the first six months of 2012, compared with $3.3 million for the same period of 2011. Capital spending for 2012 is expected to be approximately $12.0 million to $14.0 million. Additionally, in the second quarter of 2011, the company placed $3.3 million into escrow as collateral for letters of credit.

Financing Cash Flows

In the first six months of 2012, net cash used for financing activities was $3.1 million compared to net cash used of $0.7 million in the first six months of 2011. In the first six months of 2012, the Company repurchased $2.7 million in company stock, compared to none for the comparable period. Capital lease payments made were $0.6 million and $0.7 million for the first six months of 2012 and 2011, respectively.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Footnote 1 of the “Notes to Consolidated Financial Statements” and Critical Accounting Estimates in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the quarter ended June 30, 2012.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer (the “CEO”) and Vice President and Chief Financial Officer (the “CFO”), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2012. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management of the Company, with the participation of its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended June 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

On April 27, 2012 the Company’s Board of Directors approved a new stock repurchase program under which the Company may purchase up to 1.0 million shares. The new program replaces the 2003 repurchase program. During the three months ended June 30, 2012, the Company repurchased 219,476 shares at a total cost of $2.7 million.

The following table provides information with respect to all purchases made by the Company during the three months ended June 30, 2012. All purchases listed below were made in the open market at prevailing market prices.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of a Publicly announced plan	Maximum Number of Shares That May Yet Be Purchased Under the Plan

April 1, 2012 - April 30, 2012	-	$-	-	1,000,000
May 1, 2012 - May 31, 2012	130,167	$12.28	130,167	869,833
June 1, 2012 - June 30, 2012	89,309	$12.45	89,309	780,524
	219,476	$12.35	219,476	780,524

Item 5.   Other Information

On July 27, 2012, James V. Laughlan, Chief Accounting Officer and Controller (Principal Accounting Officer) was appointed the additional position of Treasurer, reporting to Erika H. Steiner, Vice President and Chief Financial Officer (Principal Financial Officer). The Treasurer position was previously held by Ms. Steiner.

Item 6.    Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

10.1	Lydall 2012 Stock Incentive Compensation Plan, filed with the Registrant’s 2012 Proxy Statement dated March 16, 2012 and incorporated herein by this reference.

10.2	Offer of Employment Letter to David H. Williams dated June 12, 2012, filed herewith.

10.3	Employment Agreement with David H. Williams dated June 27, 2012, filed herewith.

10.4	Form (for U.S. Employees) of Lydall, Inc. [Nonqualified] [Incentive] Stock Option Agreement, dated April 26, 2012, filed herewith.

10.5	Form (For U.S. Employees) of Lydall, Inc. Performance Share Award Agreement (Three-Year Period), dated April 26, 2012, filed herewith.

10.6	Form (For French Employees) of Lydall, Inc. Performance Share Award Agreement (Three-Year Period), dated June 21, 2012, filed herewith.

10.7	Form (For German Employees) of Lydall, Inc. Performance Share Award Agreement (Three-Year Period), dated June 21, 2012, filed herewith.

10.8	Form (For U.S Employees) of Lydall, Inc. Restricted Share Award Agreement, dated June 21, 2012, filed herewith.

10.9	Form (For Non-Employee Directors) of Lydall, Inc. Restricted Share Award Agreement, dated July 26, 2012, filed herewith.

10.10	Form (For Netherlands Employees) of Lydall, Inc. Nonqualified Stock Option Agreement, dated July 26, 2012, filed herewith.

10.11	Form (For French Employees) of Lydall, Inc. Nonqualified Stock Option Agreement, dated July 26, 2012, filed herewith.

10.12	Form (For German Employees) of Lydall, Inc. Nonqualified Stock Option Agreement, dated July 26, 2012, filed herewith.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

August 1, 2012	By:	/s/ Erika H. Steiner
Erika H. Steiner Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

LYDALL, INC.

Index to Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

10.1	Lydall 2012 Stock Incentive Compensation Plan, filed with the Registrant’s 2012 Proxy Statement dated March 16, 2012 and incorporated herein by this reference.

10.2	Offer of Employment Letter to David H. Williams dated June 12, 2012, filed herewith.

10.3	Employment Agreement with David H. Williams dated June 27, 2012, filed herewith.

10.4	Form (for U.S. Employees) of Lydall, Inc. [Nonqualified] [Incentive] Stock Option Agreement, dated April 26, 2012, filed herewith.

10.5	Form (For U.S. Employees) of Lydall, Inc. Performance Share Award Agreement (Three-Year Period), dated April 26, 2012, filed herewith.

10.6	Form (For French Employees) of Lydall, Inc. Performance Share Award Agreement (Three-Year Period), dated June 21, 2012, filed herewith.

10.7	Form (For German Employees) of Lydall, Inc. Performance Share Award Agreement (Three-Year Period), dated June 21, 2012, filed herewith.

10.8	Form (For U.S Employees) of Lydall, Inc. Restricted Share Award Agreement, dated June 21, 2012, filed herewith.

10.9	Form (For Non-Employee Directors) of Lydall, Inc. Restricted Share Award Agreement, dated July 26, 2012, filed herewith.

10.10	Form (For Netherlands Employees) of Lydall, Inc. Nonqualified Stock Option Agreement, dated July 26, 2012, filed herewith.

10.11	Form (For French Employees) of Lydall, Inc. Nonqualified Stock Option Agreement, dated July 26, 2012, filed herewith.

10.12	Form (For German Employees) of Lydall, Inc. Nonqualified Stock Option Agreement, dated July 26, 2012, filed herewith.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

