Form 10-Q
period 2012-09-30
LYDALL INC /DE/
filed 2012-11-08
CIK 60977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $ .10 par value per share.

Total Shares outstanding October 26, 2012	16,989,727

LYDALL, INC.

Cautionary Note Concerning Factors That May Affect Future Results

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E. All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current expectations and assumptions relating to the Company’s business, the economy and other future conditions. Forward-looking statements generally can be identified through the use of the words “believes,” “anticipates,” “may,” “plans,” “projects,” “expects,” “estimates,” “forecasts,” “predicts,” “targets,” and other similar expressions in connection with the discussion of future operating or financial performance. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Therefore, investors are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Forward-looking statements in this Quarterly Report on Form 10-Q includes, among others, statements relating to:

•	Overall economic and business conditions and the effects on the Company’s markets;
•	Expected vehicle production in the North American or European markets;
•	Growth opportunities in markets served by the Company’s Performance Materials segment;
•	Product development and new business opportunities;
•	Future strategic transactions, included but not limited to: acquisitions, joint ventures, alliances, licensing agreements and divestitures;
•	Pension plan funding requirements;
•	Future cash flow and uses of cash;
•	Future repurchases of the Company’s Common Stock;
•	Future amounts of stock-based compensation expense;
•	Future earnings and other measurements of financial performance;
•	Future levels of indebtedness and capital spending;
•	The Company’s ability to meet cash operating requirements;
•	The Company’s ability to meet financial covenants in its Domestic Credit Facility;
•	The expected future impact of recently issued accounting pronouncements upon adoption;
•	Future effective income tax rates and realization of deferred tax assets;
•	Estimates of fair values of reporting units and long-lived assets used in assessing goodwill and long-lived assets for possible impairment; and
•	The expected outcomes of contingencies.

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

The forward-looking statements speak only as of the date of this initial filing of this Quarterly Report on Form 10-Q. Lydall does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Quarter Ended
	September 30,
	2012	2011
	(Unaudited)
Net sales	$94,167	$93,741
Cost of sales	74,898	79,229
Gross profit	19,269	14,512
Selling, product development and administrative expenses	14,069	12,644
Gain on sale of product line	-	(404)
Operating income	5,200	2,272
Interest expense	96	103
Other income, net	(19)	(15)
Income before income taxes	5,123	2,184
Income tax expense	1,248	1,053
Net income	$3,875	$1,131
Earnings per share:
Basic	$0.23	$0.07
Diluted	$0.23	$0.07
Weighted average number of common shares outstanding:
Basic	16,630	16,757
Diluted	16,943	16,932

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)
Net sales	$288,456	$294,245
Cost of sales	227,953	243,671
Gross profit	60,503	50,574
Selling, product development and administrative expenses	41,968	39,991
Gain on sale of product line	(810)	(1,214)
Operating income	19,345	11,797
Interest expense	273	786
Other (income) expense, net	(3)	13
Income from continuing operations before income taxes	19,075	10,998
Income tax expense	4,696	4,619
Income from continuing operations	14,379	6,379
Income from discontinued operations, net of tax of $2,728	-	4,732
Net Income	$14,379	$11,111
Basic earnings per share:
Continuing operations	$0.86	$0.38
Discontinued operations	$-	$0.28
Net income	$0.86	$0.66
Diluted earnings per share:
Continuing operations	$0.85	$0.38
Discontinued operations	$-	$0.28
Net income	$0.85	$0.66
Weighted average number of common shares outstanding:
Basic	16,742	16,744
Diluted	16,978	16,893

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
	(Unaudited)		(Unaudited)
Net income	$3,875	$1,131	$14,379	$11,111
Changes in accumulated other comprehensive loss:
Foreign currency translation adjustments, net of tax	1,039	(5,892)	(617)	(89)
Pension liability adjustment, net of tax	138	87	415	257
Comprehensive income (loss)	$5,052	$(4,674)	$14,177	$11,279

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	September 30,	December 31,
	2012	2011
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,511	$30,905
Short-term investment	-	12,015
Accounts receivable, less allowances (2012 - $475; 2011 - $622)	58,068	47,258
Inventories	32,937	33,846
Prepaid expenses and other current assets	7,601	6,796
Total current assets	150,117	130,820
Property, plant and equipment, at cost	245,293	240,157
Accumulated depreciation	(168,299)	(161,218)
Net, property, plant and equipment	76,994	78,939
Goodwill	18,142	18,059
Other intangible assets	3,911	4,537
Other assets, net	1,921	2,830
Total assets	$251,085	$235,185

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$800	$1,035
Accounts payable	33,769	28,163
Accrued payroll and other compensation	8,975	9,031
Accrued taxes	2,845	2,532
Other accrued liabilities	4,126	4,038
Total current liabilities	50,515	44,799
Long-term debt	1,829	2,261
Deferred tax liabilities	5,244	5,240
Benefit plan liabilities	19,260	21,269
Other long-term liabilities	1,003	764

Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock	-	-
Common stock	2,376	2,365
Capital in excess of par value	57,484	56,214
Retained earnings	198,670	184,291
Accumulated other comprehensive loss	(16,820)	(16,618)
Treasury stock, at cost	(68,476)	(65,400)
Total stockholders’ equity	173,234	160,852
Total liabilities and stockholders’ equity	$251,085	$235,185

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended
	September 30,
	2012	2011
	(Unaudited)
Cash flows from operating activities:
Net income	$14,379	$11,111
Adjustments to reconcile net income to net cash provided
by operating activities:
Gain on sale of discontinued operations, net of tax	-	(3,857)
Gain on sale of product line	(810)	(1,214)
Depreciation and amortization	10,346	11,541
Deferred income taxes	(687)	482
Stock based compensation	1,040	1,235
Loss on disposition of property, plant and equipment	101	9
Changes in operating assets and liabilities:
Accounts receivable	(11,136)	(11,776)
Inventories	810	(6,022)
Accounts payable	5,678	2,294
Accrued payroll and other compensation	(16)	(233)
Accrued taxes	401	1,154
Other, net	(895)	(2,650)
Net cash provided by operating activities	19,211	2,074
Cash flows from investing activities:
Proceeds from divestiture	-	13,982
Proceeds from maturity of short-term investment	12,015	-
Purchases of short-term investment	-	(12,000)
Proceeds from sale of product line	1,000	-
Capital expenditures	(7,945)	(5,945)
Reimbursement of cash from leasing company	-	818
Increase in restricted cash	-	(3,275)
Decrease in restricted cash	-	2,388
Net cash provided by (used for) investing activities	5,070	(4,032)
Cash flows from financing activities:
Debt repayments	(778)	(1,114)
Repurchases of common stock	(3,076)	-
Common stock issued	303	115
Net cash used for financing activities	(3,551)	(999)
Effect of exchange rate changes on cash	(124)	76
Increase (decrease) in cash and cash equivalents	20,606	(2,881)
Cash and cash equivalents at beginning of period	30,905	24,988
Cash and cash equivalents at end of period	$51,511	$22,107

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

Out of Period Adjustment

During the quarter ended September 30, 2012, the Company identified an error within its Thermal/Acoustical Metals segment related to customer pricing that resulted in the overstatement of consolidated net sales for the quarters ended March 31, 2012 and June 30, 2012 of $0.3 million and $0.2 million, respectively. The correction of this error was recorded as a reduction in net sales and accounts receivable of $0.5 million during the three months ended September 30, 2012. This error was quantitatively and qualitatively immaterial to all quarters impacted.

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

3. Inventories

Inventories as of September 30, 2012 and December 31, 2011 were as follows:

	September 30,	December 31,
In thousands	2012	2011
Raw materials	$14,019	$15,068
Work in process	13,242	11,569
Finished goods	9,805	9,915
	37,066	36,552
Less: Progress billings	(4,129)	(2,706)
Total inventories	$32,937	$33,846

Included in work in process is gross tooling inventory of $7.4 million and $6.4 million at September 30, 2012 and December 31, 2011, respectively. Tooling inventory, net of progress billings, was $3.3 million and $3.7 million at September 30, 2012 and December 31, 2011, respectively.

4. Goodwill

The Company tests its goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value may exceed its fair value.

The changes in the carrying amount of goodwill by segment as of and for the nine months ended September 30, 2012 were as follows:

		Currency
	December 31,	translation	Other	September 30,
In thousands	2011	adjustments	adjustments	2012
Performance Materials	$13,399	$(34)	$117	$13,482
Other Products and Services	4,660	-	-	4,660
Total goodwill	$18,059	$(34)	$117	$18,142

Other adjustments relate to contingent consideration owed to the seller of DSM Solutech B.V. (“Solutech”) which was acquired by the Company in December 2008. The Company is obligated to pay, for a period of five years beginning December 1, 2008, consideration equal to 4.0% of Solutech’s net revenues (included in the Performance Materials segment). These payments increase the amount of goodwill previously recorded, as the acquisition occurred prior to the revised guidance issued by the Financial Accounting Standards Board (ASC 805) for business combinations.

5. Long-term Debt and Financing Arrangements

As of September 30, 2012 and December 31, 2011, the majority of debt outstanding was capital lease obligations. As of September 30, 2012 and December 31, 2011, the Company had no borrowings outstanding under any domestic credit facility, or any credit arrangement entered into by a foreign subsidiary, other than letters of credit.

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

The loan agreement governing the Domestic Credit Facility contains a number of affirmative and negative covenants, including financial covenants. The Company is required to meet a minimum fixed charge coverage ratio. The fixed charge coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBITDA, as defined in the loan agreement, to fixed charges may not be less than 1 to 1 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined, as of the end of each fiscal quarter of no greater than 2.5 to 1.0. The Company must also meet a minimum consolidated EBITDA for the preceding 12 month period of $15.0 million through September 30, 2014 and $25.0 million thereafter. The Company was in compliance with all covenants at September 30, 2012.

The Company expects to fund its cash requirements from existing cash balances, cash generated by operations, and through borrowings, if needed, under its Domestic Credit Facility and foreign credit facilities. As of September 30, 2012, the Company had borrowing availability of $32.5 million under the Domestic Credit Facility net of standby letters of credit outstanding of $2.5 million. As of September 30, 2012, the Company’s foreign subsidiaries had various credit arrangements with banks totaling €9.0 million (approximately $11.6 million) all of which was available for borrowing, primarily restricted to borrowings by the respective foreign subsidiary.

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

The following table is a summary of the results of discontinued operations for the nine months ended September 30, 2011:

In thousands
Net sales	$13,255

Income before income taxes	1,374
Income tax expense	499
Income from discontinued operations	875
Gain on sale of discontinued operations, net of tax of $2,229	3,857
Income from discontinued operations, net of tax	$4,732

7. Equity Compensation Plans

As of September 30, 2012, the Company’s equity compensation plans consisted of the 2003 Stock Incentive Compensation Plan (the “2003 Plan”) and the 2012 Stock Incentive Plan (the “2012 Plan” and together with the 2003 Plan, the “Plans”) under which incentive and non-qualified stock options and time and performance based restricted shares have been granted to employees and directors from authorized but unissued shares of common stock or treasury shares. The 2003 Plan is not active, but continues to govern all outstanding awards granted under the plan until the awards themselves are exercised or terminate in accordance with their terms. The 2012 Plan, approved by shareholders on April 27, 2012, authorized 1.75 million shares of common stock for awards. The 2012 Plan also authorizes an additional 1.2 million shares of common stock to the extent awards granted under prior stock plans that were outstanding as of April 27, 2012 are forfeited. The 2012 Plan provides for the following type of awards: options, restricted stock, restricted stock units and other stock-based awards.

The Company incurred compensation expense of $0.2 million and $0.4 million for the quarters ended September 30, 2012 and September 30, 2011, respectively, and $1.0 million and $1.2 million for the nine month periods ended September 30, 2012 and September 30, 2011, respectively, for the Plans, including restricted stock awards. No compensation costs were capitalized as part of inventory. Compensation expense decreased by $0.2 million in the quarter ended September 30, 2012 due to adjusted estimated forfeiture rates based on new information related to expected terminations.

Stock Options

The following table is a summary of outstanding and exercisable options as of September 30, 2012:

In thousands except per share amounts and years	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2012	896,153	$8.74	6.0	$4,850
Exercisable at September 30, 2012	524,952	$9.18	4.3	$2,629

There were 20,000 options granted during the quarter and nine months ended September 30, 2012. The amount of cash received from the exercise of stock options was $0.1 million and $0.3 million during the quarter and nine months ended September 30, 2012, respectively. The intrinsic value of options exercised was $0.1 million and $0.2 million during the quarter and nine months ended September 30, 2012, respectively. There were no options granted and minimal stock option activity during the quarter and nine months ended September 30, 2011. At September 30, 2012, the total unrecognized compensation cost related to nonvested stock option awards was approximately $1.0 million, with a weighted average expected amortization period of 2.7 years.

Restricted Stock

Restricted stock includes both performance-based and time-based awards. There were 15,000 time-based restricted shares granted during the quarter and nine months ended September 30, 2012. There were no performance-based restricted shares granted during the three months ended September 30, 2012. There were 114,500 performance-based restricted shares granted during the nine months ended September 30, 2012, with a 2014 earnings per share target. No restricted shares vested in the quarter and nine months ended September 30, 2012. There were no shares granted in the prior year third quarter and 22,120 shares were granted in the nine months ended September 30, 2011. No restricted shares vested in the quarter and nine months ended September 30, 2011. At September 30, 2012, there were 383,712 unvested restricted stock awards with total unrecognized compensation cost related to these awards of $1.7 million with a weighted average expected amortization period of 2.1 years.

8. Stock Repurchase Plan

In April 2012, the Company’s Board of Directors approved a stock repurchase program (the “2012 Stock Repurchase Program”) which authorized the Company to repurchase up to 1.0 million shares of its common stock.

The Company repurchased 29,457 shares of its common stock at an average price of $12.38 per share for an aggregate purchase price of $0.4 million during the quarter ended September 30, 2012 and 248,933 shares at an average price of $12.36 per share for an aggregate purchase price of $3.1 million during the nine months ended September 30, 2012 under the 2012 Stock Repurchase Program. As of September 30, 2012, there were 751,067 shares remaining and authorized for repurchase under the 2012 Stock Repurchase Program.

9. Employer Sponsored Benefit Plans

As of September 30, 2012, the Company maintains a defined benefit pension plan that covers certain domestic Lydall employees (“domestic pension plan”) that is closed to new employees and benefits are no longer accruing. The domestic pension plan is noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in the plan. The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes. Contributions of $1.1 million were made during the third quarter of 2012 and $2.1 million for the nine months ended September 30, 2012. Contributions for the nine months ended September 30, 2012 satisfy the ERISA minimum funding standard. Contributions of $1.0 million were made during the third quarter of 2011 and $1.8 million for the nine months ended September 30, 2011.

The following is a summary of the components of net periodic benefit cost for the domestic pension plan for the quarters and nine months ended September 30, 2012 and 2011:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2012	2011	2012	2011
Components of net periodic benefit cost
Interest cost	$648	$646	$1,944	$1,938
Expected return on assets	(640)	(662)	(1,920)	(1,986)
Amortization of actuarial loss	224	140	671	420
Net periodic benefit cost	$232	$124	$695	$372

10. Income Taxes

The Company's effective tax rate for income from continuing operations was 24.4% and 48.2% for the quarters ended September 30, 2012 and 2011 and 24.6% and 42.0% for the nine months ended September 30, 2012 and 2011. The difference in the Company’s effective tax rate for the quarter and nine months ended September 30, 2012 compared to statutory federal income tax rates was due to the reversal of valuation allowance against foreign tax credit carryovers in the Company’s estimated annual effective tax rate for 2012. The anticipated use of foreign tax credit carryovers to offset 2012 U.S. federal income taxes is based on estimates concerning 2012 income generated from domestic and foreign sources.

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

11. Earnings Per Share

For the quarter and nine months ended September 30, 2012 and 2011, basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method as long as their effect is not anti-dilutive.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2012	2011	2012	2011
Basic average common shares outstanding	16,630	16,757	16,742	16,744
Effect of dilutive options and restricted stock awards	313	175	236	149
Diluted average common shares outstanding	16,943	16,932	16,978	16,893

For the quarters ended September 30, 2012 and September 30, 2011, stock options for 0.2 million and 0.4 million shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

For the nine months ended September 30, 2012 and September 30, 2011, stock options for 0.2 million and 0.5 million shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

12. Segment Information

The Company’s reportable segments are Performance Materials, Thermal/Acoustical Metals, and Thermal/Acoustical Fibers. The Performance Materials segment reports the results of the Company’s Industrial Filtration, Industrial Thermal Insulation, and Life Sciences Filtration businesses. The Thermal/Acoustical Metals segment reports the results of the Company’s metal-based automotive business. The Thermal/Acoustical Fibers segment reports the results of the Company’s fiber-based automotive business. Other Products and Services (“OPS”) includes Life Sciences Vital Fluids.

During the quarter ended March 31, 2012, the Thermal/Acoustical business reorganized its management reporting structure. Prior to this reorganization, the Thermal/Acoustical business was comprised of one operating segment for financial reporting purposes. The Company now manages and measures its Thermal/Acoustical business performance in two distinct operating segments: Thermal/Acoustical Metals and Thermal/Acoustical Fibers. The new segments reflect the way the Company’s Chief Operating Decision Maker reviews operating results for the purposes of allocating resources and assessing performance.

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

The tables below present net sales and operating income by segment for the quarters and nine months ended September 30, 2012 and 2011, and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

Net sales by segment:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2012	2011	2012	2011
Performance Materials Segment:
Industrial Filtration	$17,035	$18,518	$53,320	$57,438
Industrial Thermal Insulation	10,647	12,374	30,497	37,950
Life Sciences Filtration	3,128	3,107	8,604	10,972
Performance Materials Segment net sales	30,810	33,999	92,421	106,360

Thermal/Acoustical Metals Segment:
Metal parts	31,347	34,354	104,893	107,323
Tooling	5,249	2,062	11,501	10,406
Thermal/Acoustical Metals Segment net sales	36,596	36,416	116,394	117,729

Thermal/Acoustical Fibers Segment:
Fiber parts	23,484	19,576	69,821	59,288
Tooling	146	750	891	2,053
Thermal/Acoustical Fibers Segment net sales	23,630	20,326	70,712	61,341

Other Products and Services:
Life Sciences Vital Fluids	4,326	3,788	12,306	10,959
Other Products and Services net sales	4,326	3,788	12,306	10,959
Eliminations and Other	(1,195)	(788)	(3,377)	(2,144)
Consolidated Net Sales	$94,167	$93,741	$288,456	$294,245

Operating income by segment:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2012	2011	2012	2011
Performance Materials	$3,325	$2,843	$10,427	$15,233
Thermal/Acoustical Metals	2,612	3,383	11,729	11,244
Thermal/Acoustical Fibers	3,445	(641)	9,056	(3,728)
Other Products and Services:
Life Sciences Vital Fluids	354	(174)	874	(753)
Corporate Office Expenses	(4,536)	(3,139)	(12,741)	(10,199)
Consolidated Operating Income	$5,200	$2,272	$19,345	$11,797

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

14. Recently Issued Accounting Standards

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends ASC 350, Intangibles-Goodwill and Other. This ASU gives an entity the option to first assess qualitative factors to determine if indefinite-lived intangible assets are impaired. The entity may first determine based on qualitative factors if it is more likely than not that the fair value of indefinite-lived intangible assets are less than their carrying amount. If that assessment indicates no impairment, the quantitative impairment test is not required. This standard is effective for financial statements of periods beginning after September 15, 2012, with early adoption permitted. The adoption of this ASU will have no effect on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which amends ASC 210, Balance Sheet. This ASU requires entities to disclose gross and net information about both instruments and transactions eligible for offset in the statement of financial position and those subject to an agreement similar to a master netting arrangement. This would include derivatives and other financial securities arrangements. The effective date is January 1, 2013, and must be applied retrospectively. The adoption of this ASU will have no effect on the Company’s consolidated financial statements.

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

During the quarter ended March 31, 2012, the Thermal/Acoustical business reorganized its management reporting structure. Prior to this reorganization, the Thermal/Acoustical business was comprised of one operating segment for financial reporting purposes. The Company now manages and measures its Thermal/Acoustical business performance in two distinct operating segments: Thermal/Acoustical Metals and Thermal/Acoustical Fibers. The new segments reflect the way the Company’s Chief Operating Decision Maker reviews operating results for the purposes of allocating resources and assessing performance.

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

Third Quarter 2012 Highlights

Below are financial highlights comparing Lydall’s quarter ended September 30, 2012 (“Q3 2012”) results to its quarter ended September 30, 2011 (“Q3 2011”) results:

•	Net sales were $94.2 million, essentially flat compared to Q3 2011; foreign currency translation negatively impacted Q3 2012 net sales by $3.9 million, or 4.2%;
•	Gross margin increased to 20.5% compared to 15.5%, principally caused by improvement in the Thermal/Acoustical Fibers segment and to a lesser extent Performance Materials;
•	Selling, product development and administrative expenses were $14.1 million, or 14.9% of net sales, compared to $12.6 million, or 13.5%. Professional services and severance and recruiting charges primarily contributed to an increase in administrative expenses;
•	Operating income was $5.2 million, or 5.5% of net sales, compared to operating income of $2.3 million, or 2.4% of net sales;
•	Effective tax rate of 24.4%, as a result of reversal of valuation allowance against foreign tax credit carryovers in the estimated annual effective tax rate for 2012 of $0.5 million, or $0.03 per share, compared to an effective tax rate of 48.2%;
•	Net income was $3.9 million, or $0.23 per share, compared to $1.1 million, or $0.07 per share;
•	Cash provided by operations was $6.7 million compared to cash used by operations of $3.7 million.
18

Operational and Financial Overview

Performance Materials Segment

The Performance Materials segment reported net sales of $30.8 million in the third quarter of 2012, a decrease of $3.2 million, or 9.4%, compared to net sales of $34.0 million in the third quarter of 2011. Foreign currency translation negatively impacted net sales by $1.2 million, or 3.5%, in the current quarter compared to the third quarter of 2011. A reduction in Industrial Thermal Insulation net sales of $1.7 million primarily contributed to the remaining reduction in segment net sales, as electrical paper products net sales decreased by $1.7 million in the current quarter compared the third quarter of 2011. This reduction was due to the Company selling the electrical papers product line to a customer in 2010. The Company manufactured minimal electrical paper products for this customer in the third quarter of 2012 as the customer prepares to commence its own manufacturing of electrical paper products.

The segment reported operating income of $3.3 million, or 10.8% of net sales, in the third quarter of 2012 compared to operating income of $2.8 million, or 8.4% of net sales, in the third quarter of 2011. The Company completed services under a License Agreement associated with the sale of the electrical papers product line in the second quarter of 2012, while the third quarter of 2011 includes a gain of $0.4 million. While net sales decreased by $3.2 million, or $2.0 million excluding foreign currency translation, gross margin percentage improved by 510 basis points as a result of a reduction in manufacturing costs, as the third quarter of 2011 was negatively impacted by higher repairs and maintenance expense and labor and benefits. Also contributing to this improvement in the third quarter of 2012 were favorable product sales mix and absorption of fixed costs.

Thermal/Acoustical Metals Segment

The Thermal/Acoustical Metals segment reported net sales of $36.6 million in the third quarter of 2012, which was essentially flat compared to the third quarter of 2011. Foreign currency translation negatively impacted net sales by $2.7 million, or 7.5%, in the current quarter compared to the third quarter of 2011. Automotive parts net sales decreased by $3.0 million, or 8.8%, compared to the third quarter of 2011. This decrease was primarily due to unfavorable foreign currency translation of $2.2 million and lower net sales from the Company’s European operations, offset by higher net sales of domestic automotive parts. Economic conditions in Europe and Asia continued to contribute to lower demand for certain automotive parts from the Company’s European operations during the third quarter of 2012 compared to the third quarter of 2011. Tooling net sales in the third quarter of 2012 increased $3.2 million, compared to the third quarter of 2011, due to timing of new product launches, partially offset by unfavorable foreign currency translation of $0.5 million.

For the third quarter of 2012, operating income for the segment was $2.6 million, or 7.1% of net sales, compared to $3.4 million, or 9.3% of net sales, in the third quarter of 2011. Contributing to this decrease was unfavorable mix in sales between automotive parts and tooling, as net sales of automotive parts, which decreased by $3.0 million in the current quarter compared to the third quarter of 2011, typically result in higher gross margin.

Thermal/Acoustical Fibers Segment

The Thermal/Acoustical Fibers segment reported net sales of $23.6 million in the third quarter of 2012, an increase of $3.3 million, or 16.3%, from the third quarter of 2011. This increase was driven by higher consumer demand for vehicles on Lydall’s existing platforms and new platform awards.

The segment reported operating income in the third quarter of 2012 of $3.4 million, or 14.6% of net sales, compared to an operating loss of $0.6 million in the third quarter of 2011. This improvement was due to higher net sales and improved gross margin realized from manufacturing efficiency improvements. Significant reductions in scrap, material usage, and labor costs primarily contributed to lower per-unit manufacturing costs in the current quarter compared to the third quarter of 2011, which resulted in improved gross margin.

Liquidity

At September 30, 2012, the majority of debt outstanding was capital lease obligations. The Company had a cash balance of $51.5 million and no borrowings under any credit facility other than letters of credit. The Company expects to fund its cash requirements from existing cash balances, cash generated by operations and from available borrowings, as needed, under its Domestic Credit Facility and foreign credit facilities. At September 30, 2012, the Company had borrowing availability of $32.5 million under the Domestic Credit Facility, net of standby letters of credit outstanding of $2.5 million. The Company’s foreign subsidiaries had various credit arrangements with banks totaling €9.0 million (approximately $11.6 million) all of which was available for borrowing, primarily restricted to borrowings by the respective foreign subsidiary.

Outlook

Strong demand for Thermal/Acoustical Fibers and Thermal/Acoustical Metals products in North America is helping to offset headwinds in Europe and Asia where the Company is continuing to see a decline in demand due to the macro-economic slowdown. Instability of the global economy provides an element of risk and uncertainty in the Company’s near term outlook. Entering the final quarter of 2012, demand for some of Lydall’s products is anticipated to be lower than prior quarters of 2012, specifically within the Performance Materials segment and the European operations of the Thermal/Acoustical Metals segment. The Company is reducing its spending, but at the same time remains committed to funding organic growth and capital investment and to pursuing strategic growth opportunities.

Results of Operations

Note: All of the following tabular comparisons, unless otherwise indicated, are for the quarters ended September 30, 2012 (Q3-12) and September 30, 2011 (Q3-11) and for the nine months ended September 30, 2012 (YTD-12) and September 30, 2011 (YTD-11).

Net Sales

	Quarter Ended			Nine Months Ended
In thousands	Q3-12	Q3-11	Percent Change	YTD-12	YTD-11	Percent Change
Net sales	$94,167	$93,741	0.5%	$288,456	$294,245	(2.0%)

Net sales for the current quarter increased $0.4 million, or 0.5%, compared to the third quarter of 2011. Foreign currency translation decreased net sales by $3.9 million, or 4.2%, for the current quarter, compared with the third quarter of 2011, impacting the Thermal/Acoustical Metals segment by $2.7 million, or 7.5%, and the Performance Materials segment by $1.2 million, or 3.5%. In the Performance Materials segment, the unfavorable foreign currency translation and lower sales volumes resulted in lower net sales of $3.2 million compared to the same quarter a year ago. This was offset by an increase in net sales volumes from the Thermal/Acoustical Fibers segment of $3.3 million, compared to the same quarter a year ago. Unfavorable foreign currency translation offset higher tooling sales volumes for the Thermal/Acoustical Metals segment resulting in essentially flat net sales in the current quarter compared to the third quarter of 2011. Net sales of OPS, in the third quarter of 2012, increased by $0.5 million, or 14.2%, compared to the same quarter a year ago, primarily due to increased sales volume.

Net sales for the nine months ended September 30, 2012 decreased by $5.8 million, or 2.0%, compared to the first nine months of 2011. Foreign currency translation decreased net sales by $9.3 million, or 3.2%, for the current nine months ended, compared with the first nine months of 2011, impacting the Thermal/Acoustical Metals segment by $6.5 million, or 5.6%, and the Performance Materials segment by $2.8 million, or 2.6%. The unfavorable foreign currency translation and lower sales volumes resulted in lower net sales from the Performance Materials segment of $13.9 million or 13.1%. Negative foreign currency translation in the Thermal/Acoustical Metals segment was partially offset by increased sales volumes resulting in a reduction in net sales of $1.3 million or 1.1%, compared to the same period of 2011. Net sales from the Thermal/Acoustical Fibers segment increased $9.4 million, or 15.3%, compared to the same period of 2011. Net sales of OPS, for the nine months ended September 30, 2012, increased by $1.3 million, or 12.3%, compared to the same period a year ago, primarily due to increased sales volume.

Gross Profit

	Quarter Ended			Nine Months Ended
In thousands	Q3-12	Q3-11	Percent Change	YTD-12	YTD-11	Percent Change
Gross profit	$19,269	$14,512	32.8%	$60,503	$50,574	19.6%
Percentage of sales	20.5%	15.5%		21.0%	17.2%

Gross margin for the third quarter of 2012 was 20.5% compared to 15.5% in the third quarter of 2011. The primary contributor to the improved gross margin was the Thermal/Acoustical Fibers segment which reported improved gross margin realized from manufacturing efficiency improvements. Additionally, to a lesser extent, the Performance Materials segment reported gross margin improvement in the third quarter of 2012, compared to the same quarter of 2011, primarily as a result of a reduction in manufacturing costs, favorable product sales mix and improved absorption of fixed costs, compared to the third quarter of 2011.

Gross margin for the nine months ended September 30, 2012 was 21.0% compared to 17.2% in the comparable period of 2011. The primary contributor to the improved gross margin was the Thermal/Acoustical Fibers segment which reported improved gross margin realized from manufacturing efficiency improvements.

Selling, Product Development and Administrative Expenses

	Quarter Ended			Nine Months Ended
In thousands	Q3-12	Q3-11	Percent Change	YTD-12	YTD-11	Percent Change
Selling, product development and administrative expenses	$14,069	$12,644	11.3%	$41,968	$39,991	4.9%
Percentage of sales	14.9%	13.5%		14.5%	13.6%

The increase in selling, product development and administrative expenses for the quarter and the nine months ended September 30, 2012 compared to the same periods of 2011 was primarily due to higher expenses incurred by the corporate office, and to a lesser extent, higher salaries, wages and accrued incentive compensation. Professional services were higher by $0.7 million and $1.2 million, respectively, during the quarter and nine months ended September 30, 2012. Severance and recruiting charges, primarily associated with the departure of the Company’s Chief Financial Officer, increased by $0.7 million and $0.8 million, respectively, in the quarter and nine months ended September 30, 2012. Partially offsetting the increase was a benefit from foreign currency translation of $0.4 million and $0.9 million for the quarter and nine months ended September 30, 2012, compared with the quarter and nine months ended September 30, 2011.

Gain On Sale of Product Line, net

	Quarter Ended			Nine Months Ended
In thousands	Q3-12	Q3-11	Percent Change	YTD-12	YTD-11	Percent Change
Gain on sale of product line, net	$-	$404	(100.0%)	$810	$1,214	(33.3%)

On June 30, 2010, the Company divested its electrical papers product line business for total consideration of $5.8 million, of which $4.8 million was paid on June 30, 2010, with the remaining $1.0 million paid in accordance with a License Agreement on July 2, 2012. This transaction contained multiple deliverables, some of which were delivered on June 30, 2010, while others were delivered in subsequent periods through June 30, 2012. The Company completed its services to be provided under the License Agreement during the quarter ended June 30, 2012. The Company recognized $0.4 million of gain in the third quarter of 2011. The Company recognized $0.8 million and $1.2 million of gain in the nine months ended September 30, 2012 and 2011, respectively.

Interest Expense

	Quarter Ended			Nine Months Ended
In thousands	Q3-12	Q3-11	Percent Change	YTD-12	YTD-11	Percent Change

Interest expense	$96	$103	(6.8%)	$273	$786	(65.3%)
Weighted average interest rate	5.5%	5.4%		5.4%	5.4%

Interest expense for the quarter ended September 30, 2012 compared to the same period of 2011 was essentially flat. The decrease in interest expense for the nine months ended September 30, 2012 compared to the same period of 2011 was due to lower average principal balances on capital lease obligations as well as lower amortization of debt financing costs resulting from the Company’s new domestic revolving credit facility that was entered into during the second quarter of 2011.

Other Income/Expense

Other income and expense for the quarters and nine months ended September 30, 2012 and 2011 consisted of insignificant activity related to foreign exchange transaction gains and losses and interest income.

Income Taxes

The Company's effective tax rate for income from continuing operations was 24.4% and 48.2% for the quarters ended September 30, 2012 and 2011, respectively, and 24.6% and 42.0% for the nine months ended September 30, 2012 and 2011, respectively. The difference in the Company’s effective tax rate for the quarter and nine months ended September 30, 2012 compared to statutory federal income tax rates was due to the reversal of valuation allowance against foreign tax credit carryovers in the Company’s estimated annual effective tax rate for 2012. The anticipated use of foreign tax credit carryovers to offset 2012 U.S. federal income taxes is based on estimates concerning 2012 income generated from domestic and foreign sources. The difference in the Company’s effective tax rate for the quarter and nine months ended September 30, 2011 compared to statutory federal income tax rates was primarily due to dividends from a foreign subsidiary and an increase in valuation allowance against foreign tax credits.

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

The following table is a summary of the results of discontinued operations for the nine months ended September 30, 2011:

In thousands
Net Sales	$13,255

Income before income taxes	1,374
Income tax expense	499
Income from discontinued operations	875
Gain on sale of discontinued operations, net of tax of $2,229	3,857
Income from discontinued operations, net of tax	$4,732

Segment Results

The following tables presents sales and operating income information for the key product and service groups included within each operating segment and other products and services for the quarter and nine months ended September 30, 2012 compared with the quarter and nine months ended September 30, 2011:

Net sales by segment:

	Quarter Ended
In thousands	Q3-12	Q3-11	Dollar Change
Performance Materials Segment:
Industrial Filtration	$17,035	$18,518	$(1,483)
Industrial Thermal Insulation	10,647	12,374	(1,727)
Life Sciences Filtration	3,128	3,107	21
Performance Materials Segment net sales	30,810	33,999	(3,189)
Thermal/Acoustical Metals Segment:
Metal parts	31,347	34,354	(3,007)
Tooling	5,249	2,062	3,187
Thermal/Acoustical Metals Segment net sales	36,596	36,416	180
Thermal/Acoustical Fibers Segment:
Fiber parts	23,484	19,576	3,908
Tooling	146	750	(604)
Thermal/Acoustical Fibers Segment net sales	23,630	20,326	3,304
Other Products and Services:
Life Sciences Vital Fluids	4,326	3,788	538
Other Products and Services net sales	4,326	3,788	538
Eliminations and Other	(1,195)	(788)	(407)
Consolidated Net Sales	$94,167	$93,741	$426

	Nine Months Ended
In thousands	YTD-12	YTD-11	Dollar Change
Performance Materials Segment:
Industrial Filtration	$53,320	$57,438	$(4,118)
Industrial Thermal Insulation	30,497	37,950	(7,453)
Life Sciences Filtration	8,604	10,972	(2,368)
Performance Materials Segment net sales	92,421	106,360	(13,939)
Thermal/Acoustical Metals Segment:
Metal parts	104,893	107,323	(2,430)
Tooling	11,501	10,406	1,095
Thermal/Acoustical Metals Segment net sales	116,394	117,729	(1,335)
Thermal/Acoustical Fibers Segment:
Fiber parts	69,821	59,288	10,533
Tooling	891	2,053	(1,162)
Thermal/Acoustical Fibers Segment net sales	70,712	61,341	9,371
Other Products and Services:
Life Sciences Vital Fluids	12,306	10,959	1,347
Other Products and Services net sales	12,306	10,959	1,347
Eliminations and Other	(3,377)	(2,144)	(1,233)
Consolidated Net Sales	$288,456	$294,245	$(5,789)

Operating income by segment:

	Quarter Ended
	Q3-12		Q3-11
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$3,325	10.8%	$2,843	8.4%	$482
Thermal/Acoustical Metals	2,612	7.1%	3,383	9.3%	(771)
Thermal/Acoustical Fibers	3,445	14.6%	(641)	(3.2%)	4,086
Other Products and Services:
Life Sciences Vital Fluids	354	8.2%	(174)	(4.6%)	528
Corporate Office Expenses	(4,536)		(3,139)		(1,397)
Consolidated Operating Income	$5,200	5.5%	$2,272	2.4%	$2,928

	Nine Months Ended
	YTD-12		YTD-11
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$10,427	11.3%	$15,233	14.3%	$(4,806)
Thermal/Acoustical Metals	11,729	10.1%	11,244	9.6%	485
Thermal/Acoustical Fibers	9,056	12.8%	(3,728)	(6.1%)	12,784
Other Products and Services:
Life Sciences Vital Fluids	874	7.1%	(753)	(6.9%)	1,627
Corporate Office Expenses	(12,741)		(10,199)		(2,542)
Consolidated Operating Income	$19,345	6.7%	$11,797	4.0%	$7,548

Performance Materials

Segment net sales decreased $3.2 million, or 9.4%, in the third quarter of 2012 compared to the third quarter of 2011, due to decreased sales volumes and the negative impact of foreign currency translation of $1.2 million, or 3.5%. A reduction in Industrial Thermal Insulation net sales of $1.7 million, or 14.0%, primarily contributed to the reduction in net sales. This reduction was due to the Company selling the electrical papers product line to a customer in 2010. The Company manufactured minimal electrical paper products for this customer in the third quarter of 2012 as the customer prepares to commence its own manufacturing of electrical paper products. Net sales of Industrial Filtration products decreased by $1.5 million, or 8.0%, in the third quarter of 2012 compared to the third quarter of 2011, primarily attributed to unfavorable foreign currency translation of $1.2 million. Net sales of Life Sciences Filtration products in the third quarter of 2012 were essentially flat compared to the third quarter of 2011.

The segment reported operating income of $3.3 million, in the third quarter of 2012, or 10.8% of net sales, compared to operating income of $2.8 million, or 8.4% of net sales, in the third quarter of 2011. The Company completed services under a License Agreement associated with the sale of the electrical papers product line in the second quarter of 2012, while the third quarter of 2011 includes a gain of $0.4 million. While net sales decreased by $3.2 million, or $2.0 million excluding foreign currency translation, gross margin percentage improved by 510 basis points as a result of a reduction in manufacturing costs in the third quarter of 2012 compared to the third quarter of 2011. The reduction in manufacturing costs included lower repairs and maintenance expenses and lower labor and benefits, as the third quarter of 2011 included a worker compensation claim of $0.3 million. Favorable product mix and absorption of fixed costs, due to an increase in inventory levels, also contributed to improved gross margin performance in the third quarter of 2012.

Segment net sales decreased $13.9 million, or 13.1%, in the first nine months of 2012 compared to the first nine months of 2011, due to decreased volumes and the negative impact of foreign currency translation of $2.8 million. A reduction in Industrial Thermal Insulation net sales of $7.5 million, or 19.6%, primarily contributed to the reduction in net sales. This reduction was due to the Company selling the electrical papers product line to a customer in 2010. The Company sold $4.8 million less electrical paper products to this customer in the first nine months of 2012, compared to the same period of 2011, as the customer prepares to commence its own manufacturing of electrical paper products. Also impacting Industrial Thermal Insulation net sales was a decrease in products used in commercial buildings due to a temporary customer shut-down in the first quarter of 2012 and customers adjusting inventory levels on certain products. Net sales of Industrial Filtration products decreased by $4.1 million, or 7.2%, in the first nine months of 2012 compared to the first nine months of 2011, due to a reduction in demand for its products in Europe and Asia markets as well as foreign currency translation decreasing net sales $2.8 million. Net sales of Life Sciences Filtration products decreased by $2.4 million, or 21.6%, in the first nine months of 2012 compared to the first nine months of 2011, primarily due to decreased demand for products used in water and life protection application products.

The segment reported operating income of $10.4 million, in the first nine months of 2012, or 11.3% of net sales, compared to operating income of $15.2 million, or 14.3% of net sales, in the first nine months of 2011. Operating income in the first nine months of 2012 and 2011 includes a $0.8 million and $1.2 million gain, respectively, from services provided to the buyer of the electrical papers product line in accordance with the terms of the License Agreement. The decrease in operating income was primarily a result of lower net sales of $13.9 million, lower absorption of fixed overhead costs as well as unfavorable mix among product sales.

Thermal/Acoustical Metals

In the third quarter of 2012, segment net sales of $36.6 million were essentially flat compared to the third quarter of 2011. Foreign currency translation decreased net sales by $2.7 million, or 7.5%, for the current quarter, compared with the third quarter of 2011. Automotive parts net sales decreased by $3.0 million, or 8.8%, compared to the third quarter of 2011 primarily due to unfavorable foreign currency translation of $2.2 million, and to a lesser extent, decreased demand from customers served by the Company’s European automotive operations offset by higher net sales of domestic automotive parts. Tooling net sales in the third quarter of 2012 increased $3.2 million compared to the third quarter of 2011 due to timing of new product launches, partially offset by unfavorable foreign currency translation of $0.5 million.

For the third quarter of 2012, operating income for the segment was $2.6 million, or 7.1% of net sales, compared to $3.4 million, or 9.3% of net sales, in the third quarter of 2011. Contributing to this decrease was unfavorable mix in sales between automotive parts and tooling, as net sales of automotive parts, which decreased by $3.0 million in the current quarter compared to the third quarter of 2011, typically result in higher gross margin. Additionally, the correction of an immaterial error in the third quarter of 2012 decreased operating income by $0.5 million.

In the first nine months of 2012, segment net sales decreased by $1.3 million, or 1.1%, compared to the first nine months of 2011. Foreign currency translation decreased net sales by $6.5 million, or 5.6%, in the first nine months of 2012 compared with the first nine months of 2011. Automotive parts net sales decreased by $2.4 million, or 2.3% compared to the first nine months of 2011 due to unfavorable foreign currency translation of $5.8 million. Higher sales volumes were due to strong consumer demand for vehicles in North America on existing platforms and new platform awards, partially offset by lower demand in Europe. Tooling net sales in the first nine months of 2012 were higher by $1.1 million, or 10.5%, compared to the first nine months of 2011 due to timing of new product launches, partially offset by unfavorable foreign currency translation of $0.7 million.

For the first nine months of 2012, operating income for the segment was $11.7 million, or 10.1% of net sales, compared to $11.2 million, or 9.6% of net sales, in the first nine months of 2011. Contributing to this increase was lower raw material costs, specifically aluminum and aluminum conversion costs, partially offset by lower net sales, compared to the first nine months of 2011. Segment selling, product development and administrative expenses decreased $0.3 million in the first nine months of 2012 compared to the first nine months of 2011, primarily due to foreign currency translation.

Thermal/Acoustical Fibers

Segment net sales increased by $3.3 million, or 16.3%, compared to the third quarter of 2011. Automotive parts net sales increased by $3.9 million, or 20.0%, compared to the third quarter of 2011. Higher volumes of net sales were due to strong consumer demand for vehicles on existing platforms and new platform awards. Tooling net sales in the third quarter of 2012 were lower by $0.6 million compared to the third quarter of 2011, due to timing of new product launches.

Operating income for the segment was $3.4 million, or 14.6% of net sales, compared to an operating loss of $0.6 million in the third quarter of 2011. This improvement was due to higher net sales and improved gross margin realized from manufacturing efficiency improvements. These manufacturing improvements began in the second half of 2011 and continued through the third quarter of 2012. Significant reductions in scrap, material usage, and labor costs primarily contributed to lower per-unit manufacturing costs in the third quarter of 2012 compared to the third quarter of 2011, resulting in improved gross margin.

Segment net sales increased by $9.4 million, or 15.3%, compared to the first nine months of 2011. Automotive parts net sales increased by $10.5 million, or 17.8%, compared to the first nine months of 2011. Higher volumes of net sales were due to strong consumer demand for vehicles on existing platforms and new platform awards. Tooling net sales in the first nine months of 2012 were lower by $1.2 million compared to the first nine months of 2011, due to timing of new product launches.

Operating income for the segment was $9.1 million, or 12.8% of net sales, compared to an operating loss of $3.7 million in the first nine months of 2011. This improvement was due to higher net sales and improved gross margin realized from manufacturing efficiency improvements. These manufacturing improvements began in the second half of 2011 and continued through 2012. Significant reductions in scrap, material usage, and labor costs primarily contributed to lower per-unit manufacturing costs in the first nine months of 2012 compared to the first nine months of 2011, resulting in improved gross margin. Segment selling, product development and administrative expenses increased $0.4 million in the first nine months of 2012 compared to the first nine months of 2011. This increase was primarily related to increases in selling expenses as a result of higher net sales.

Other Products and Services

OPS net sales for the quarter ended September 30, 2012 increased $0.5 million, or 14.2%, compared to the same quarter a year ago, due to increased sales from the Life Sciences Vital Fluids business which was primarily attributed to higher volumes of blood filtration and blood transfusion net sales and, to a lesser extent, price increases.

OPS reported operating income of $0.4 million, or 8.2% of net sales, for the quarter ended September 30, 2012, compared to an operating loss of $0.2 million for the third quarter of 2011. This improvement was due to higher net sales as well as reductions in the business’s cost structure in order to better align it with the long development cycles in the bioprocessing industry.

OPS net sales for the nine months ended September 30, 2012 increased $1.3 million, or 12.3%, compared to the same period a year ago, due to increased sales from the Life Sciences Vital Fluids business which was primarily attributed to higher volumes of blood filtration, blood transfusion and bioprocessing product net sales and, to a lesser extent, price increases.

OPS reported operating income of $0.9 million, or 7.1% of net sales, for the nine months ended September 30, 2012, compared to an operating loss of $0.8 million for the same period a year ago. This improvement was due to higher net sales as well as reductions in 2012 to the business’s cost structure in order to better align it with the long development cycles in the bioprocessing industry.

Corporate Office Expenses

Corporate office expenses were $4.5 million and $3.1 million in the third quarters of 2012 and 2011, respectively. The increase in the third quarter of 2012 was principally due to higher professional services expenses of $0.6 million and severance and recruiting charges of $0.6 million primarily associated with the departure of the Company’s Chief Financial Officer.

Corporate office expenses were $12.7 million and $10.2 million in the first nine months of 2012 and 2011, respectively. The increase was due to higher professional services expenses of $1.0 million, severance and recruiting charges of $0.6 million, primarily associated with the departure of the Company’s Chief Financial Officer, and higher accrued incentive compensation expense of $0.5 million.

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

Financing Arrangements

As of September 30, 2012 and December 31, 2011, the majority of debt outstanding was capital lease obligations. As of September 30, 2012 and December 31, 2011, the Company had no borrowings outstanding under any domestic credit facility, or any credit arrangement entered into by a foreign subsidiary, other than letters of credit.

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

The loan agreement governing the Domestic Credit Facility contains a number of affirmative and negative covenants, including financial covenants. The Company is required to meet a minimum fixed charge coverage ratio. The fixed charge coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBITDA, as defined in the loan agreement, to fixed charges may not be less than 1 to 1 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined, as of the end of each fiscal quarter of no greater than 2.5 to 1.0. The Company must also meet a minimum consolidated EBITDA of $15.0 million through September 30, 2014 and $25.0 million thereafter. The Company was in compliance with all covenants at September 30, 2012.

As of September 30, 2012, the Company had borrowing availability of $32.5 million under the Domestic Credit Facility, net of standby letters of credit outstanding of $2.5 million. The Company’s foreign subsidiaries had various credit arrangements with banks totaling €9.0 million (approximately $11.6 million) all of which was available for borrowings, primarily restricted to borrowings by the respective foreign subsidiary.

Operating Cash Flows

Net cash provided by operating activities in the first nine months of 2012 was $19.2 million compared with net cash provided by operating activities of $2.1 million in the first nine months of 2011. In the first nine months of 2012 compared to the same period for 2011, net income, excluding the gain on sale of discontinued operations and the gain on sale of product line from all periods, improved by $7.5 million primarily due to improved operating income from the Thermal/Acoustical Fibers segment. Since December 31, 2011, operating assets and liabilities increased by $5.2 million, primarily due to increases in accounts receivable of $11.1 million, partially offset by higher accounts payable of $5.7 million due to timing of inventory purchases. The increase in accounts receivable was due to higher net sales in the last half of the third quarter of 2012 compared to the last half of the fourth quarter of 2011, with accounts receivable days outstanding at September 30, 2012 being consistent with December 31, 2011. The increase in inventory of $6.0 million in 2011 was due to increased production activity as well as the Company purchasing greater volumes of raw material to take advantage of pricing and availability.

Investing Cash Flows

In the first nine months of 2012, net cash provided by investing activities was $5.1 million compared to net cash used for investing activities of $4.0 million in the first nine months of 2011. Capital expenditures were $7.9 million during the first nine months of 2012, compared with $5.9 million for the same period of 2011. Capital spending for 2012 is expected to be approximately $10.0 million to $12.0 million. In 2012, the Company redeeemed its $12.0 million dollar short term investment, which was purchased in 2011. In the third quarter of 2012, the Company received the remaining $1.0 million due from the sale of the Company’s electrical papers product line paid in accordance with a License Agreement. The first nine months of 2011 includes $14.0 million of proceeds from the Company’s sale of the Affinity business during the second quarter of 2011.

Financing Cash Flows

In the first nine months of 2012, net cash used for financing activities was $3.6 million compared to net cash used of $1.0 million in the first nine months of 2011. In the first nine months of 2012, the Company repurchased $3.1 million in company stock, compared to none for the comparable period. Debt repayments were $0.8 million and $1.1 million for the first nine months of 2012 and 2011, respectively.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Footnote 1 of the “Notes to Consolidated Financial Statements” and Critical Accounting Estimates in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the quarter ended September 30, 2012.

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

Recently Issued Accounting Standards

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends ASC 350, Intangibles-Goodwill and Other. This ASU gives an entity the option to first assess qualitative factors to determine if indefinite-lived intangible assets are impaired. The entity may first determine based on qualitative factors if it is more likely than not that the fair value of indefinite-lived intangible assets are less than their carrying amount. If that assessment indicates no impairment, the quantitative impairment test is not required. This standard is effective for financial statements of periods beginning after September 15, 2012, with early adoption permitted. The adoption of this ASU will have no effect on the Company’s consolidated financial statements.

In December 2011, the FASB issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which amends ASC 210, Balance Sheet. This ASU requires entities to disclose gross and net information about both instruments and transactions eligible for offset in the statement of financial position and those subject to an agreement similar to a master netting arrangement. This would include derivatives and other financial securities arrangements. The effective date is January 1, 2013, and must be applied retrospectively. The adoption of this ASU will have no effect on the Company’s consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risks from those disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2011.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer (the “CEO”) and Executive Vice President and Chief Financial Officer (the “CFO”), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of September 30, 2012. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC, and that such information is accumulated and communicated to management of the Company, with the participation of its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended September 30, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

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

In August 2003, the Company’s Board of Directors approved a stock repurchase program to mitigate the potentially dilutive effects of stock options and shares of restricted and unrestricted stock granted by the Company. Under the 2003 stock repurchase program, shares may be purchased by the Company up to the quantity of shares underlying options and other equity-based awards granted under shareholder approved plans.

On April 27, 2012, the Company’s Board of Directors approved a new stock repurchase program under which the Company may purchase up to 1.0 million shares. The new stock repurchase program replaces the 2003 stock repurchase program. During the three months ended September 30, 2012, the Company repurchased 29,457 shares of common stock at a total cost of $0.4 million.

The following table provides information with respect to all purchases made by the Company during the three months ended September 30, 2012. All purchases listed below were made in the open market at prevailing market prices.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

July 1, 2012 - July 31, 2012	28,457	$12.37	28,457	752,067
August 1, 2012 - August 31, 2012	1,000	$12.49	1,000	751,067
September 1, 2012 - September 30, 2012	-	$-	-	751,067
	29,457	$12.38	29,457	751,067

Item 6.    Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

10.1	Lydall 2012 Stock Incentive Compensation Plan, filed with the Registrant’s 2012 Proxy Statement dated March 16, 2012 and incorporated herein by this reference.

10.2	Offer of Employment Letter to David H. Williams dated June 12, 2012, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated August 1, 2012 and incorporated herein by this reference.

10.3	Employment Agreement with David H. Williams dated June 27, 2012, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated August 1, 2012 and incorporated herein by this reference.

10.4	Form (for U.S. Employees) of Lydall, Inc. [Nonqualified] [Incentive] Stock Option Agreement, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q dated August 1, 2012 and incorporated herein by this reference.

10.5	Form (For U.S. Employees) of Lydall, Inc. Performance Share Award Agreement (Three-Year Period), filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q dated August 1, 2012 and incorporated herein by this reference.

10.6	Form (For French Employees) of Lydall, Inc. Performance Share Award Agreement (Three-Year Period), filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q dated August 1, 2012 and incorporated herein by this reference.

10.7	Form (For German Employees) of Lydall, Inc. Performance Share Award Agreement (Three-Year Period), filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q dated August 1, 2012 and incorporated herein by this reference.

10.8	Form (For U.S Employees) of Lydall, Inc. Restricted Share Award Agreement, filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q dated August 1, 2012 and incorporated herein by this reference.

10.9	Form (For Non-Employee Directors) of Lydall, Inc. Restricted Share Award Agreement, filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q dated August 1, 2012 and incorporated herein by this reference.

10.10	Form (For Netherlands Employees) of Lydall, Inc. Nonqualified Stock Option Agreement, filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q dated August 1, 2012 and incorporated herein by this reference.

10.11	Form (For French Employees) of Lydall, Inc. Nonqualified Stock Option Agreement, filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q dated August 1, 2012 and incorporated herein by this reference.

10.12	Form (For German Employees) of Lydall, Inc. Nonqualified Stock Option Agreement, filed as Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q dated August 1, 2012 and incorporated herein by this reference.

10.13	Employment Agreement with Robert K. Julian dated October 1, 2012, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 4, 2012 and incorporated herein by this reference.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

November 8, 2012	By:	/s/ Robert K. Julian
Robert K. Julian Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

LYDALL, INC.

Index to Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

10.1	Lydall 2012 Stock Incentive Compensation Plan, filed with the Registrant’s 2012 Proxy Statement dated March 16, 2012 and incorporated herein by this reference.

10.2	Offer of Employment Letter to David H. Williams dated June 12, 2012, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q dated August 1, 2012 and incorporated herein by this reference.

10.3	Employment Agreement with David H. Williams dated June 27, 2012, filed as Exhibit 10.3 to the Registrant’s Quarterly Report on Form 10-Q dated August 1, 2012 and incorporated herein by this reference.

10.4	Form (for U.S. Employees) of Lydall, Inc. [Nonqualified] [Incentive] Stock Option Agreement, filed as Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q dated August 1, 2012 and incorporated herein by this reference.

10.5	Form (For U.S. Employees) of Lydall, Inc. Performance Share Award Agreement (Three-Year Period), filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q dated August 1, 2012 and incorporated herein by this reference.

10.6	Form (For French Employees) of Lydall, Inc. Performance Share Award Agreement (Three-Year Period), filed as Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q dated August 1, 2012 and incorporated herein by this reference.

10.7	Form (For German Employees) of Lydall, Inc. Performance Share Award Agreement (Three-Year Period), filed as Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q dated August 1, 2012 and incorporated herein by this reference.

10.8	Form (For U.S Employees) of Lydall, Inc. Restricted Share Award Agreement, filed as Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q dated August 1, 2012 and incorporated herein by this reference.

10.9	Form (For Non-Employee Directors) of Lydall, Inc. Restricted Share Award Agreement, filed as Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q dated August 1, 2012 and incorporated herein by this reference.

10.10	Form (For Netherlands Employees) of Lydall, Inc. Nonqualified Stock Option Agreement, filed as Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q dated August 1, 2012 and incorporated herein by this reference.

10.11	Form (For French Employees) of Lydall, Inc. Nonqualified Stock Option Agreement, filed as Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q dated August 1, 2012 and incorporated herein by this reference.

10.12	Form (For German Employees) of Lydall, Inc. Nonqualified Stock Option Agreement, filed as Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q dated August 1, 2012 and incorporated herein by this reference.

10.13	Employment Agreement with Robert K. Julian dated October 1, 2012, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 4, 2012 and incorporated herein by reference.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

