Form 10-K
period 2012-12-31
LYDALL INC /DE/
filed 2013-02-26
CIK 60977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.        Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On June 30, 2012, the aggregate market value of the Registrant’s voting stock held by nonaffiliates was $221,866,729 based on the New York Stock Exchange closing price on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

On February 15, 2013, there were 17,015,184 shares of Common Stock outstanding, exclusive of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the definitive Proxy Statement to be distributed in connection with the Registrant’s
Annual Meeting of Stockholders to be held on April 26, 2013.

The exhibit index is located on pages 38 – 39.

The information called for by Items 10, 11, 12, 13 and 14, to the extent not included in this document, is incorporated herein by reference to such information included in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and distributed in connection with Lydall, Inc.’s 2013 Annual Meeting of Stockholders to be held on April 26, 2013.

i

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

Lydall, Inc. and its subsidiaries are hereafter collectively referred to as “Lydall,” the “Company” or the “Registrant.”

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Exchange Act. All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current expectations and assumptions relating to the Company’s business, the economy and other future conditions. Forward-looking statements generally can be identified through the use of the words “believes,” “anticipates,” “may,” “plans,” “projects,” “expects,” “estimates,” “forecasts,” “predicts,” “targets,” and other similar expressions in connection with the discussion of future operating or financial performance. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Forward-looking statements in this Annual Report on Form 10-K includes, among others, statements relating to:

•	Overall economic and business conditions and the effects on the Company’s markets;
•	Expected vehicle production in the North American or European markets;
•	Growth opportunities in markets served by the Company’s Performance Materials segment;
•	Product development and new business opportunities;
•	Future strategic transactions, included but not limited to: acquisitions, joint ventures, alliances, licensing agreements and divestitures;
•	Pension plan funding requirements;
•	Future cash flow and uses of cash;
•	Future repurchases of the Company’s Common Stock;
•	Future amounts of stock-based compensation expense;
•	Future earnings and other measurements of financial performance;
•	Future costs associated with Enterprise Resource Planning (“ERP”) upgrades;
•	Future levels of indebtedness and capital spending;
•	The Company’s ability to meet cash operating requirements;
•	The Company’s ability to meet financial covenants in its Domestic Credit Facility;
•	The expected future impact of recently issued accounting pronouncements upon adoption;
•	Future effective income tax rates and realization of deferred tax assets;
•	Estimates of fair values of reporting units and long-lived assets used in assessing goodwill and long-lived assets for possible impairment; and
•	The expected outcomes of contingencies.

All forward-looking statements are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements made in this Annual Report on Form 10-K, in press releases and in other statements made by the Company’s authorized officers. Such risks and uncertainties include, among others, worldwide economic cycles that affect the markets which the Company’s businesses serve could affect demand for the Company’s products and impact the Company’s profitability, disruptions in the global credit and financial markets, including diminished liquidity and credit availability,

ii

swings in consumer confidence and spending, unstable economic growth, fluctuations in unemployment rates, and increases in fuel prices, as well as other risks and uncertainties identified in Part I, Item 1A — Risk Factors of this Annual Report on Form 10-K.

The forward-looking statements speak only as of the date of the initial filing of this Annual Report on Form 10-K. Lydall does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company.

iii

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

Foreign and export sales were 46.7% of net sales in 2012, 49.9% in 2011, and 50.7% in 2010. Foreign sales were $127.2 million, $144.5 million, and $119.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. Export sales primarily to Europe, Asia, Mexico and Canada were $49.7 million, $47.0 million, and $40.7 million in 2012, 2011 and 2010, respectively.

The decrease in foreign sales during 2012, compared to 2011, was primarily due to the decrease in sales at the Company’s automotive facility in Germany, which is included in the Thermal/Acoustical Metals segment. The decrease in sales at the automotive facility in Germany was primarily a result of unfavorable foreign currency translation, and to a lesser extent, lower demand due to economic conditions in Europe and Asia. The increase in export sales during 2012, compared to 2011, was primarily related to higher export sales to Canada and Mexico in the Thermal/Acoustical Metals and Thermal/Acoustical Fibers segments, due to strong overall demand in North America, partially offset by a decrease in export sales to Asia in the Performance Materials segment as a result of the macro-economic slowdown in that region.

Foreign operations generated operating income of $6.4 million, $11.9 million, and $9.8 million for the years ended December 31, 2012, 2011 and 2010, respectively. Total foreign assets were $95.1 million, $88.9 million and $94.1 million at December 31, 2012, 2011 and 2010, respectively. For further detail regarding revenue and financial information about the Company’s geographic areas, see Note 10 to the Consolidated Financial Statements.

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

SEGMENTS

The Company’s reportable segments are Performance Materials, Thermal/Acoustical Metals and Thermal/Acoustical Fibers. The Performance Materials segment reports the results of the Industrial Filtration, Industrial Thermal Insulation and Life Sciences Filtration businesses. The Thermal/Acoustical Metals segment reports the results of Lydall’s automotive business, which includes metal parts and related tooling. The Thermal/Acoustical Fibers segment reports the results of Lydall’s automotive business, which includes fiber parts and related tooling. Other Products and Services (“OPS”) include Life Sciences Vital Fluids. For additional information regarding the Company’s reportable segments, please refer to Note 10 in the Consolidated Financial Statements included in this Annual Report.

During 2012, the Thermal/Acoustical business reorganized its management reporting structure. Prior to this reorganization, the Thermal/Acoustical business was comprised of one operating segment for financial reporting purposes. The Company now manages and measures its Thermal/Acoustical business performance in two distinct operating segments: Thermal/Acoustical Metals and Thermal/Acoustical Fibers. The new segments reflect the way the Company’s Chief Operating Decision Maker reviews operating results for the purposes of allocating resources and assessing performance.

Performance Materials Segment

The Performance Materials segment includes filtration media solutions for air, fluid power, and industrial applications (“Industrial Filtration”), air and liquid life science applications (“Life Sciences Filtration”), and industrial thermal insulation solutions for building products, appliances, and energy and industrial markets (“Industrial Thermal Insulation”).

Industrial Filtration products include LydAir® MG (Micro-Glass) Air Filtration Media, LydAir® MB (Melt Blown) Air Filtration Media, LydAir® SC (Synthetic Composite) Air Filtration Media, and AriosoTM Membrane Composite Media. These products constitute the critical media component of clean-air systems for applications in clean-space, commercial, industrial and residential HVAC, power generation, and industrial processes. Lydall has leveraged its extensive technical expertise and applications knowledge into a suite of media products covering the vast liquid filtration landscape across the engine and industrial fields. The LyPore® Liquid Filtration Media and activated carbon containing ActiPure® Filtration Media series address a variety of application needs in fluid power including hydraulic filters, air-water and air-oil coalescing, industrial fluid processes, diesel filtration and fuel filtration.

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

Net sales from the Performance Materials segment represented 31.2% of Lydall’s net sales in 2012 compared with 34.9% in 2011 and 39.0% in 2010. Net sales generated by the international operations of the Performance Materials segment accounted for 30.6% of segment net sales in 2012 and 29.8% of segment net sales in 2011 and 2010.

Thermal/Acoustical Metals Segment

The Thermal/Acoustical Metals segment offers a full range of innovative engineered products to assist in noise and heat abatement within the transportation sector. Lydall products are found in underbody (tunnel, fuel tank, exhaust, rear muffler and spare tire) and under hood (engine compartment, turbo charger, and manifolds) of cars, trucks, SUVs, heavy duty trucks and recreational vehicles.

Thermal/Acoustical Metals segment products are stamped metal combinations which provide thermal and acoustical shielding solutions for the global automotive and truck markets. Thermal/Acoustical Metals products include AMS®, which is an all metal shield designed to be used in various vehicle applications, and Direct Exhaust Mount Heat shields, which are mounted to high temperature surfaces like exhaust down-pipes or engine manifolds using aluminized and stainless steel with high performance heat absorbing materials. A recently developed and patented CLD (constraint layer damped) material is a lightweight material with characteristics to reduce vibration and parasitic noise on powertrain mounted heat shields.

Thermal/Acoustical Metals segment net sales represented 40.6% of the Company’s net sales in 2012, 40.7% in 2011 and 40.6% in 2010. Net sales generated by international operations of the Thermal/Acoustical Metals segment accounted for 59.2%, 44.2% and 64.5% of segment net sales in 2012, 2011 and 2010, respectively.

Thermal/Acoustical Fibers Segment

The Thermal/Acoustical Fibers segment offers a full line of innovative engineered products to assist in noise and heat abatement within the transportation sector. Lydall products are found in the interior (dash insulators), underbody (wheel well, fuel tank, exhaust) and under hood (engine compartment) of cars, trucks, SUVs, heavy duty trucks and recreational vehicles.

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

Thermal/Acoustical Fibers segment net sales represented 24.9% of the Company’s net sales in 2012, 21.3% in 2011 and 16.4% in 2010. There are no net sales generated by international operations, as the Thermal/Acoustical Fibers segment only produces domestically.

The Thermal/Acoustical Metals segment and Thermal/Acoustical Fibers segment operating results include allocations of certain costs shared between the segments.

Other Products and Services

The Life Sciences Vital Fluids business offers specialty products for blood filtration devices, blood transfusion single-use containers and bioprocessing single-use containers and products for containment of media, buffers and bulk intermediates used in biotech, pharmaceutical and diagnostic reagent manufacturing processes.

OPS net sales were 4.4% of the Company’s net sales in 2012 compared with 3.8% in 2011 and 4.9% in 2010.

For further detail regarding financial information about the Company’s reporting segments, see Note 10 to the Consolidated Financial Statements.

GENERAL BUSINESS INFORMATION

Lydall holds a number of patents, trademarks and licenses. While no single patent, trademark or license is critical to the success of Lydall, together these intangible assets are of considerable value to the Company.

The Company’s business is generally not seasonal; however, results of operations are impacted by shutdowns at its domestic operations and European operations as a result of customer shutdowns in North America and Europe that typically occur in the third and fourth quarters of each year. Lydall maintains levels of inventory and grants credit terms that are normal within the industries it serves. The Company uses a wide range of raw materials in the manufacturing of its products, including aluminum and other metals to manufacture most of its automotive heat shields and various fibers in its Performance Materials and Thermal/Acoustical Fibers segments. The majority of raw materials used are generally available from a variety of suppliers.

Sales to Ford Motor Company accounted for 18.8%, 16.2% and 11.1% of Lydall’s net sales in the years ended December 31, 2012, 2011 and 2010, respectively. Sales to Chrysler Group LLC accounted for 10.0% of Lydall’s net sales in the year ended December 31, 2012. No other customers accounted for more than 10% of Lydall’s net sales in such years.

The Company invested $7.7 million in 2012, $8.1 million in 2011 and $8.5 million in 2010, or approximately 2% in 2012 and 2011 and 3% in 2010, of net sales, in research and development to develop new products and to improve existing products. All amounts were expensed as incurred. Most of the investment in research and development is application specific. There were no significant customer-sponsored research and development activities during the past three years.

Backlog at January 31, 2013 was $54.1 million. Lydall’s backlog was $48.8 million at December 31, 2012, $48.3 million at December 31, 2011 and $47.4 million at December 31, 2010. Thermal/Acoustical Metals and Thermal/Acoustical Fibers backlog, which comprises the majority of total backlog, may be impacted by various assumptions, including future automotive production volume estimates, changes in program launch timing and changes in customer development plans. The Company believes that global automotive orders for a two month period represent a reasonable timeframe to be deemed as firm orders and included as Thermal/Acoustical Metals and Thermal/Acoustical Fibers segment backlog. There are minimal seasonal aspects to Lydall’s backlog.

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

As of December 31, 2012, Lydall employed approximately 1,600 people. Three unions with contracts expiring on September 30, 2016 represent approximately 60 employees in the United States. All employees at the facilities in France and the Netherlands are covered under a National Collective Bargaining Agreement. Certain salaried and all hourly employees in Germany are also covered under a National Collective Bargaining Agreement. Lydall considers its employee relationships to be satisfactory and did not have any actual or threatened work stoppages due to union-related activities in 2012.

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

Uncertainty in the global economy may continue to negatively impact Lydall’s business — Uncertainty in the global economy has affected, and could continue to adversely affect demand for the Company’s products and impact profitability. Among other factors, disruptions in the global credit and financial markets, including diminished liquidity and credit availability, swings in consumer confidence and spending, unstable economic growth and fluctuations in unemployment rates has caused economic instability that had, and could continue to have, a negative impact on the Company’s results of operations, financial condition and liquidity and make it difficult to accurately forecast and plan future business activities.

The Company’s foreign and export sales were 46.7% of net sales in 2012, 49.9% in 2011, and 50.7% in 2010. If the global economy were to take a significant downturn, depending on the length, duration and severity of such downturn, the Company’s business and financial statements could be adversely affected.

The Company’s Thermal/Acoustical Metals and Thermal/Acoustical Fibers segments are tied to general economic and automotive industry conditions — The Company’s Thermal/Acoustical Metals and Thermal/Acoustical Fibers segments, suppliers in the automotive market, accounted for 65.5%, 62.0% and 57.0% of consolidated net sales in 2012, 2011 and 2010, respectively. The segments net sales from products manufactured in North America were 63.1%, 55.7% and 53.5% in 2012, 2011 and 2010, respectively, with the remainder manufactured in Europe. These segments are tied to general economic and automotive industry conditions as demand for vehicles depends largely on the strength of the economy, employment levels, consumer confidence levels, the availability and cost of credit and the cost of fuel. These factors have had, and could continue to have, a substantial impact on these segments. Adverse developments could reduce demand for new vehicles, causing Lydall’s customers to reduce their vehicle production in North America and Europe and, as a result, demand for Company products would be adversely affected.

The Company’s quarterly operating results may fluctuate. As a result, the Company may fail to meet or exceed the expectations of research analysts or investors, which could cause the stock price to decline — The Company’s quarterly results are subject to significant fluctuations. Operating results have fluctuated as a result of many factors, including size and timing of orders and shipments, loss of significant customers, product mix, technological change, operational efficiencies and inefficiencies, competition, changes in deferred tax asset valuation allowances, strategic initiatives, severance and recruiting charges, and general economic conditions. In addition, lower revenues may cause asset utilization to decrease, resulting in the under absorption of the Company’s fixed costs, which could negatively impact gross margins. Additionally, the Company’s gross margins vary among its product groups and have fluctuated from quarter to quarter as a result of shifts in product mix. Any and all of these factors could affect the Company’s business, financial condition, future results of operations or cash flows and possibly lead to a decline in Lydall’s stock price.

Implementation of strategic initiatives may not be successful — As part of Lydall’s business strategy, the Company continues to review various strategic and business opportunities to grow the business and to assess the profitability and growth potential for each of its existing businesses. The Company may incur significant professional services expenses associated with the review and potential implementation of strategic business opportunities. The Company cannot predict with certainty whether any recent or future strategic transactions will be beneficial to the Company. Future performance could be impacted by the Company’s ability to:

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

Raw material pricing and supply issues could affect all of the Company’s businesses — The Thermal/Acoustical Metals segment uses aluminum and other metals to manufacture most of its automotive heat shields. The Thermal/Acoustical Fibers segment and Performance Materials segment use various fibers in manufacturing products. If the prices of these raw materials, or any other raw materials used in the Company’s businesses increase, the Company may not have the ability to pass incremental cost increases on to its customers. In addition, an interruption in the ability of the Company to source such materials could negatively impact operations and sales.

If the Company’s goodwill or other long-lived assets become impaired, it may be required to record a significant charge to earnings — The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is also tested by the Company for impairment during the fourth quarter of each year. Factors that may be considered a change in circumstances, indicating that the carrying value of goodwill or other long-lived assets may not be recoverable, include, but are not limited to, a decline in the Company’s stock price and market capitalization, reduced future cash flow estimates, and slower growth rates. In 2012, the Company determined that its Solutech long-lived asset group, with a carrying amount of $4.7 million had excess fair value over its carrying value. The determination of fair value was based on the assumption that Solutech’s customers would succeed in commercializing their products that contain Solutech technology. Small changes in future operating results could result in a future non-cash impairment charge to income from operations.

Volatility in the securities markets, interest rates, and other factors could substantially increase the Company’s costs and funding for its domestic defined benefit pension plan — The Company’s domestic defined benefit pension plan is funded with trust assets invested in a diversified portfolio of securities. Changes in interest rates, mortality rates, investment returns, and the market value of plan assets may affect the funded status and cause volatility in the net periodic benefit cost and future funding requirements of such plan. A significant increase in benefit plan liabilities or future funding requirements could have a negative impact on the Company’s financial statements.

The Company is involved with certain legal proceedings and may become involved in future legal proceedings all of which could give rise to liability — The Company is involved in legal proceedings that, from time to time, may be material. These proceedings may include, without limitation, commercial or contractual disputes, intellectual property matters, personal injury claims, shareholder claims, and employment matters. No assurances can be given that such proceedings and claims will not have a material adverse impact on the Company’s financial statements.

Changes in tax rates and exposure to additional income tax liabilities — The Company is subject to risks with respect to changes in tax law and rates, changes in rules related to accounting for income taxes, or adverse outcomes from tax audits that are in process in various jurisdictions in which the Company operates. In addition, certain jurisdictions have statutory rates greater than or less than the United States statutory rate. Changes in the mix and source of earnings between jurisdictions could have a significant impact on the Company’s overall effective tax rate.

Realization of deferred tax assets is not assured — The Company maintains valuation allowances against certain deferred tax assets where realization is not reasonably assured. The Company evaluates the likelihood of the realization of all deferred tax assets and reduces the carrying amount to the extent it believes a portion will not be realized. Changes in these assessments can result in an increase or reduction to valuation allowances on deferred tax assets and could have a significant impact on the Company’s overall effective tax rate.

The Company’s future success depends upon its ability to continue to innovate, improve its products, develop and market new products, and identify and enter new markets — Improved performance and growth are partially dependent on new product introductions planned for the future. Delays in developing products and long customer qualification cycles may impact the success of new product programs. The degree of success of new product programs could impact the Company’s future results.

The Company’s international operations expose it to business, economic, political, legal and other risks — The Company believes that in order to be competitive and grow its businesses, it needs to maintain significant international operations. Foreign sales were $127.2 million, $144.5 million, and $119.5 million for the years ended December 31, 2012, 2011 and 2010, respectively. International operations are subject to inherent risks including political and economic conditions in various countries, unexpected changes in regulatory requirements, longer accounts receivable collection cycles and potentially adverse tax consequences.

Foreign currency exchange rate fluctuations may affect the Company’s results of operations — The Company’s primary currency exposure is to the Euro. The Company’s foreign and domestic operations seek to limit foreign currency exchange transaction risk by completing transactions in functional currencies whenever practical or through the use of foreign currency forward exchange contracts when deemed appropriate. If the Company does not successfully hedge its currency exposure, changes in the rate of exchange between these currencies and the U.S. dollar may negatively impact the Company. Additionally, translation of the results of operations and financial condition of its foreign operations into U.S. dollars may be affected by exchange rate fluctuations. The Company receives a material portion of its revenue from foreign operations.

The Company’s manufacturing processes are subject to inherent risk — The Company operates a number of manufacturing facilities and relies upon an effective workforce and properly performing machinery and equipment. The workforce may experience a relatively high turnover rate, causing inefficiencies associated with retraining and rehiring. The equipment and systems necessary for such operations may break down, perform poorly or fail, and possibly cause higher manufacturing costs. Manufacturing processes affect the Company’s ability to deliver quality products on a timely basis, and delays in delivering products to customers could result in the Company incurring penalties from customers.

Increases in energy pricing can affect all of the Company’s businesses — Higher energy costs at the Company’s manufacturing plants or higher energy costs passed on from the Company’s vendors could impact the Company’s profitability.

The Company’s resources are limited and may impair its ability to capitalize on changes in technology, competition and pricing — The industries in which the Company sells its products are highly competitive and many of the competitors are affiliated with entities that are substantially larger and that have greater financial, technical and marketing resources. The Company’s more limited resources and relatively diverse product mix may limit or impair its ability to capitalize on changes in technology, competition and pricing.

The Company’s products may fail to perform as expected, subjecting it to warranty or other claims from its customers — If such failure results in, or is alleged to result in, bodily injury and/or property damage or other losses, the Company may be subject to product liability lawsuits, U.S. Food and Drug Administration product recalls and other claims, any of which could have a material adverse impact on results of operations and cash flows.

If the Company does not retain its key employees, the Company’s ability to execute its business strategy could be adversely affected —  The Company’s success, in part, depends on key managerial, engineering, sales and marketing and technical personnel and its ability to continue to attract and retain additional personnel. The loss of certain key personnel could have a material, adverse effect upon the Company's business and results of operations. There is no assurance that the Company can retain its key employees or that it can attract competent and effective new or replacement personnel in the future.

The Company’s current reserve levels may not be adequate to cover potential exposures — Estimates and assumptions may affect the reserves that the Company has established to cover uncollectible accounts receivable, excess or obsolete inventory, income tax valuation and fair market value write downs of certain assets and various liabilities. Actual results could differ from those estimates.

The Company is subject to environmental laws and regulations, that could increase its expense and affect operating results — The Company is subject to federal, state, local, and foreign environmental, health and safety laws and regulations that affect operations. New and changing environmental laws and regulations may impact the products manufactured and sold to customers. In order to maintain compliance with such laws and regulations, the Company must devote significant resources and maintain and administer adequate policies, procedures and oversight. Should the Company fail to do these things, it could be negatively impacted by lower net sales, fines, legal costs, and clean-up requirements.

The Company may be unable to adequately protect its intellectual property, which may limit its ability to compete effectively — The Company owns intellectual property, including patents and trademarks, which play an important role in helping the Company to maintain its competitive position in a number of markets. The Company is subject to risks with respect to (i) changes in the intellectual property landscape of markets in which it competes; (ii) the potential assertion of intellectual property-related claims against the Company; (iii) the failure to maximize or successfully assert its intellectual property rights; and (iv) significant technological developments by others.

Disruptions may occur to the Company’s operations relating to information technology — The capacity, reliability and security of the Company’s information technology (“IT”) hardware and software infrastructure and the ability to expand and update this infrastructure in response to the Company’s changing needs are important to the operation of the businesses. In response to a review of its IT infrastructure, the Company has undertaken a project to upgrade its enterprise resource planning (“ERP”) system. The deployment, implementation and integration to a new version of its ERP system may not be managed in an efficient, timely and cost effective manner resulting in greater than anticipated costs and other operating difficulties. Also, any inadequacy, interruption, loss of data, integration failure or security failure of the Company’s IT technology could harm its ability to effectively operate its business, which could adversely impact the Company’s results of operations and cash flows.

The Company could be subject to work stoppages or other business interruptions as a result of its unionized work force — A portion of the Company’s hourly employees are represented by various union locals and covered by collective bargaining agreements. These agreements contain various expiration dates and must be renegotiated upon expiration. Specifically, three union contracts expiring on September 30, 2016 represent approximately 60 employees in the United States. If the Company is unable to negotiate any of its collective bargaining agreements on satisfactory terms prior to expiration, the Company could experience disruptions in its operations which could have a material adverse effect on operations.

The Company may not have adequate cash to fund its operating requirements — The principal source of the Company’s liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect the overall management of liquidity include capital expenditures, investments in businesses, acquisitions, income tax payments, pension funding, outcomes of contingencies and availability of lines of credit and long-term financing. The Company’s liquidity can be impacted by the Company’s ability to:

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

Item 1B. UNRESOLVED STAFF COMMENTS

None

Item 2. PROPERTIES

The principal properties of the Company as of December 31, 2012 are situated at the following locations and have the following characteristics:

Location	Primary Business Segment/General Description	Type of Interest
Hamptonville, North Carolina	Thermal/Acoustical Metals and Fibers – Product Manufacturing	Owned
Yadkinville, North Carolina	Thermal/Acoustical Metals and Fibers – Product Manufacturing	Leased
Meinerzhagen, Germany	Thermal/Acoustical Metals – Product Manufacturing	Owned
Saint-Nazaire, France	Thermal/Acoustical Metals – Product Manufacturing	Leased
Green Island, New York	Performance Materials – Specialty Media Manufacturing	Owned
Rochester, New Hampshire	Performance Materials – Specialty Media Manufacturing	Owned
Saint-Rivalain, France	Performance Materials – Specialty Media Manufacturing	Owned
Geleen, the Netherlands	Performance Materials – Specialty Media Manufacturing	Leased
Heerlen, the Netherlands	Performance Materials – Specialty Media Manufacturing	Leased
Winston-Salem, North Carolina	Other Products and Services – Biomedical Products Manufacturing	Leased
Manchester, Connecticut	Corporate Office	Owned

For additional information regarding lease obligations, see Note 12 to the Consolidated Financial Statements. The Company considers its properties to be in good operating condition and suitable and adequate for its present needs. In addition to the properties listed above, the Company has several leases for sales offices and warehouses in the United States, Europe and Asia. In February 2013, the Company renewed the lease for its manufacturing facility in Yadkinville, North Carolina through 2018.

Item 3. LEGAL PROCEEDINGS

The Company is, from time to time, subject to governmental audits, proceedings and various litigation relating to matters incidental to its business, including product liability, employment matters and environmental claims. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved favorably for the Company, the Company expects that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Lydall, Inc. or its subsidiaries, together with the offices presently held by them, their business experience since January 1, 2008, and their age as of March 1, 2013, the record date of the Company’s 2013 Annual Meeting, are as follows:

Name	Age	Position and Date of Appointment	Other Business Experience Since 2008
Dale G. Barnhart	60	President, Chief Executive Officer (August 27, 2007)	Not applicable
Robert K. Julian	50	Executive Vice President and Chief Financial Officer (October 29, 2012)	Senior Vice President and Chief Financial Officer, Legrand North America (October 2004 – October 2012), a provider of products and systems for electrical installation and information networks for commercial, residential and industrial buildings.
Mona G. Estey	58	Vice President, Human Resources (July 1, 2000); formerly Director, Human Resources (September 1, 1986)	Not applicable
James V. Laughlan	40	Chief Accounting Officer, Controller and Treasurer (July 27, 2012); Chief Accounting Officer and Controller (March 29, 2010); formerly Principal Accounting Officer and Controller (December 4, 2007); formerly Controller (October 17, 2005)	Not applicable

There is no family relationship among any of the Company’s directors or executive officers.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK AND DIVIDEND HISTORY

The Company’s Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol LDL. The table below shows the range of reported sale prices on the NYSE Composite Tape for the Company’s Common Stock for the periods indicated. As of December 31, 2012, 4,600 stockholders of record held 16,963,844 shares of Lydall’s Common Stock, $.10 par value.

	High	Low	Close
2012
First Quarter	$10.44	$8.79	$10.19
Second Quarter	13.62	9.94	13.52
Third Quarter	14.43	12.12	14.09
Fourth Quarter	14.65	11.68	14.34
2011
First Quarter	$9.36	$7.28	$8.89
Second Quarter	12.04	8.55	11.96
Third Quarter	12.50	7.51	8.90
Fourth Quarter	11.70	7.75	9.49

The Company does not pay a cash dividend on its Common Stock. The Company’s domestic credit facility, entered into on June 16, 2011, has no restrictions on cash dividend payments, so long as the payments do not place the Company in default.

ISSUER PURCHASES OF EQUITY SECURITIES

In April 2012, the Company’s Board of Directors approved a Stock Repurchase Program (“Repurchase Program”) to mitigate the potentially dilutive effects of stock options and shares of restricted and unrestricted stock granted by the Company. Under the Repurchase Program, up to 1.0 million shares of Common Stock may be purchased by the Company. There is no expiration date for the Repurchase Program.

As of December 31, 2012, there were 690,333 shares remaining available for purchase under the Repurchase Program. During 2012, the Company repurchased 309,667 shares of Common Stock at an aggregate purchase price of $3.8 million, and acquired an additional 13,235 shares through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, which allow the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due. The following table details the activity for the fourth quarter ended December 31, 2012.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Activity October 1, 2012 – October 31, 2012	—	—	—	751,067
Activity November 1, 2012 – November 30, 2012	60,734	$12.32	60,734	690,333
Activity December 1, 2012 – December 31, 2012	—	—	—	690,333
Total	60,734	$12.32	60,734	690,333

PERFORMANCE GRAPH

The following graph compares the cumulative total return on Lydall’s shares over the past five years with the cumulative total return on shares of companies comprising the Standard & Poor’s Smallcap 600 Index and the Russell 2000 Index. Cumulative total return is measured assuming an initial investment of $100 on December 31, 2007, including reinvestment of dividends. Due to the diversity of niche businesses that the Company participates in, it is difficult to identify a reasonable peer group or one industry or line-of-business index for comparison purposes. Thus, Lydall has chosen to compare its performance to the Standard & Poor’s Smallcap 600 Index and to the Russell 2000 Index, which are comprised of issuers with generally similar market capitalizations to that of the Company.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

Among Lydall, Inc., the S&P Smallcap 600 Index,
and the Russell 2000 Index

	12/07	12/08	12/09	12/10	12/11	12/12
Lydall, Inc.	$100.00	$54.66	$49.52	$76.52	$90.21	$136.31
S&P Smallcap 600	$100.00	$68.93	$86.55	$109.32	$110.43	$128.46
Russell 2000	$100.00	$66.21	$84.20	$106.82	$102.36	$119.09
*	$100 invested on 12/31/07 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

In thousands except per share amounts and ratio data	2012	2011	2010	2009	2008
Financial results from continuing operations
Net sales	$378,924	$383,588	$316,113	$239,732	$290,612
Income (loss) from continuing operations	$16,806	$9,047	$1,899	$(13,165)	$(1,581)
Common stock per share data
Basic income (loss) from continuing operations	$1.01	$0.54	$0.11	$(0.79)	$(0.10)
Basic income (loss) from discontinued operations	$—	$0.28	$0.04	$(0.10)	$(0.23)
Basic net income (loss)	$1.01	$0.82	$0.16	$(0.89)	$(0.32)
Diluted income (loss) from continuing operations	$0.99	$0.54	$0.11	$(0.79)	$(0.10)
Diluted income (loss) from discontinued operations	$—	$0.28	$0.04	$(0.10)	$(0.23)
Diluted net income (loss)	$0.99	$0.82	$0.16	$(0.89)	$(0.32)
Financial position
Total assets	$251,916	$235,185	$230,738	$223,083	$234,944
Long-term debt, net of current maturities	$1,646	$2,261	$3,392	$5,220	$6,699
Total stockholders’ equity	$174,496	$160,852	$154,145	$155,179	$165,173
Property, plant and equipment
Net property, plant and equipment	$76,254	$78,939	$88,236	$93,419	$101,592
Capital expenditures	$11,404	$8,884	$12,001	$5,921	$12,037
Depreciation	$12,784	$13,625	$13,650	$14,923	$15,867
Performance and other ratios
Gross margin	20.5%	17.6%	17.0%	13.8%	21.4%
Operating margin	5.6%	4.2%	1.1%	(6.4)%	(0.8)%
Total debt to total capitalization	1.4%	2.0%	3.1%	4.2%	4.7%

Please read Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) and the Notes to the Consolidated Financial Statements for specific changes in the Company and its markets that provide context to the above data for the years 2010 through 2012 including, without limitation, discussions concerning (i) how global economic uncertainties have affected the Company’s results; (ii) dispositions of business operations; (iii) asset impairment charges; and (iv) the Company’s effective tax rate. In 2009, changes in the Company that provide context to the above data include the recording of pretax restructuring charges of $5.8 million, or $0.35 per diluted share, within the Thermal/Acoustical Metals segment related to the transfer and consolidation of its Vermont operation into its North Carolina operation. In 2008, changes in the Company that provide context to the above data include the recording of pretax impairment charges related to goodwill and long-lived assets of $17.4 million, or $0.66 per diluted share, and pretax restructuring related charges discussed above, of $1.6 million, or $0.06 per diluted share.

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

During 2012, the Thermal/Acoustical business reorganized its management reporting structure. Prior to this reorganization, the Thermal/Acoustical business was comprised of one operating segment for financial reporting purposes. The Company now manages and measures its Thermal/Acoustical business performance in two distinct operating segments: Thermal/Acoustical Metals and Thermal/Acoustical Fibers. The new segments reflect the way the Company’s Chief Operating Decision Maker reviews operating results for the purposes of allocating resources and assessing performance.

The Thermal/Acoustical Metals segment offers a full range of innovative engineered products to assist in noise and heat abatement within the transportation sector. Lydall products are found in underbody (tunnel, fuel tank, exhaust, rear muffler and spare tire) and under hood (engine compartment, turbo charger, and manifolds) of cars, trucks, SUVs, heavy duty trucks and recreational vehicles.

The Thermal/Acoustical Fibers segment offers a full line of innovative engineered products to assist in noise and heat abatement within the transportation sector. Lydall products are found in the interior (dash insulators), underbody (wheel well, fuel tank, exhaust) and under hood (engine compartment) of cars, trucks, SUVs, heavy duty trucks and recreational vehicles.

Other Products and Services (“OPS”) is comprised of the Life Sciences Vital Fluids business. Life Sciences Vital Fluids offers specialty products for blood filtration devices, blood transfusion single-use containers and bioprocessing single-use containers and products for containment of media, buffers and bulk intermediates used in biotech, pharmaceutical and diagnostic reagent manufacturing processes.

Highlights

Below are financial highlights comparing Lydall’s 2012 results to its 2011 results:

•	Consolidated net sales of $378.9 million, a decrease of $4.7 million, or 1.2%;
º	Foreign currency translation negatively impacted 2012 net sales by $10.6 million, or 2.8%;
•	Gross margin increased to 20.5%, compared to 17.6%, principally as a result of the improvement in the Thermal/Acoustical Fibers segment;
•	Selling, product development and administrative expenses were $57.2 million, or 15.1% of net sales, compared to $52.9 million, or 13.8%;
º	Asset impairment charge of $1.8 million in 2012 associated with the abandonment of an ERP project;
º	Professional services and severance and recruiting charges primarily contributed to the remaining increase in administrative expenses;
•	Operating income from continuing operations was $21.4 million, or 5.6% of net sales, compared to $16.2 million, or 4.2% of net sales;
º	Operating income in 2012 included the asset impairment charge of $1.8 million and income from services provided under the License Agreement of $0.8 million;
º	Income from services provided under the License Agreement was $1.6 million in 2011;

•	Income tax expense from continuing operations was $4.2 million, or an effective tax rate of 19.9%, compared to income tax expense of $6.4 million, or an effective tax rate of 41.3%;
º	Effective tax rate in 2012 positively impacted by the reversal of valuation allowances, associated with foreign tax credit carryovers, of $3.9 million, or $0.23 per share;
•	Net income was $16.8 million, or $0.99 per diluted share, compared to $13.8 million, or $0.82 per diluted share;
º	2011 net income includes $4.7 million, or $0.28 per share, of income from discontinued operations, net;
•	Cash and short-term term investments were $63.6 million at December 31, 2012 compared to $42.9 million at December 31, 2011; and
•	Cash generated from operations was $34.4 million in 2012 compared to $14.7 million in 2011.
Performance Materials Segment

The Performance Materials segment reported net sales of $118.0 million in 2012, a decrease of $16.0 million, or 12.0%, compared to 2011. Foreign currency translation negatively impacted net sales by $3.1 million, or 2.3%, in 2012 compared to 2011. A reduction in Industrial Thermal Insulation net sales of $8.9 million primarily contributed to the reduction in segment net sales, as electrical paper products net sales decreased by $6.3 million in 2012 compared to 2011. This reduction was due to the Company selling the electrical papers product line to a customer in 2010 and the customer phasing out orders from Lydall in 2012 as the customer prepared to commence its own manufacturing of electrical paper products. The remaining decrease in net sales was primarily driven by a reduction in demand from the Company’s global air and life sciences filtration customers due to economic conditions.

The segment reported operating income of $10.4 million in 2012, or 8.8% of net sales, compared to operating income of $18.2 million in 2011, or 13.6%. Lower net sales of $16.0 million, change in product mix and lower production negatively impacting absorption of fixed manufacturing costs primarily contributed to a reduction in gross profit. Also, the Company completed services under a License Agreement associated with the sale of the electrical papers product line in the second quarter of 2012 and recognized a gain of $0.8 million in 2012 compared to a gain of $1.6 million in 2011.

Thermal/Acoustical Metals Segment

The Thermal/Acoustical Metals segment reported net sales of $153.9 million in 2012, a decrease of $2.0 million, or 1.3%, compared to 2011. Foreign currency translation negatively impacted net sales by $7.5 million, or 4.8%, in 2012 compared to 2011. Automotive parts net sales decreased by $6.4 million, or 4.5%, in 2012 compared to 2011 due to foreign currency translation. Lower parts net sales from the Company’s European operations were essentially offset by higher net sales of domestic automotive parts. Economic conditions in Europe and Asia contributed to lower demand for certain automotive parts from the Company’s European operations beginning during the second quarter of 2012. Tooling net sales in 2012 increased $4.4 million, or 32.8%, compared to 2011, due to timing of new product launches.

Operating income in 2012 was $14.7 million, or 9.6% of net sales, compared to $15.9 million, or 10.2% of net sales, in 2011. Contributing to this decrease was unfavorable mix in sales between automotive parts and tooling, as tooling net sales, which increased by $4.4 million in 2012 compared to 2011, typically results in lower gross margin.

Thermal/Acoustical Fibers Segment

The Thermal/Acoustical Fibers segment reported net sales of $94.4 million in 2012, an increase of $12.7 million, or 15.5%, from 2011. This increase was driven by higher consumer demand for vehicles on Lydall’s existing domestic platforms and new platform awards, as the Company continued to benefit from the overall increase in domestic automobile production, which was up 16.8% in 2012.

The segment reported operating income in 2012 of $12.9 million, or 13.6% of net sales, compared to an operating loss of $3.1 million in 2011. This improvement was due to higher net sales and improved gross margin realized from manufacturing efficiency improvements realized from a comprehensive improvement plan. Significant reductions in scrap, material usage, and labor costs primarily contributed to lower per-unit manufacturing costs in 2012 compared to 2011, which resulted in improved gross margin.

Other Products and Services

Life Sciences Vital Fluids net sales for 2012 increased $2.2 million, or 14.9%, compared to 2011, due to higher volumes of blood filtration, blood transfusion and bioprocessing product net sales. The Company realized increased net sales of bioprocessing products of $0.6 million, or 15.1%, as the Company remains focused in growing share in this market.

Life Sciences Vital Fluids reported operating income of $1.2 million, or 7.1% of net sales, in 2012, compared to an operating loss of $1.0 million in 2011. This improvement was due to higher net sales as well as reductions in 2012 to the business’s cost structure in order to better align it with the long qualification cycles in the bioprocessing industry.

Other

On February 7, 2013, the Board of Directors of the Company approved a change in the Company’s information technology (“IT”) software and systems strategy. The Company changed its IT software and systems strategy from a previous project, involving an ERP reimplementation, to a project involving an ERP upgrade and some additional applications software. This change was the result of establishing an updated alignment of the Company’s IT strategy with its strategic growth initiatives, and examining cost effective ways of achieving the Company’s overall business objectives.

This new approach is expected to be completed by the Company, at a lower cost, in a shorter time frame, and with less overall business risk. The Company determined that continuing with the original project would result in increases in estimated costs and a significant extension in the time expected to complete the project.

As a result of this change in IT strategy, the Company recorded a $1.8 million asset impairment charge in the quarter ended December 31, 2012. The original project costs were deemed to have no future fair value, and the Board of Director’s decision was in response to conditions that existed at December 31, 2012.

Outlook

The Company remains focused on increasing revenues and margins in all operations through, Lean Six Sigma initiatives, new product development, improving plant capabilities and additional efficiencies. Lydall’s businesses are in markets that the Company believes present long-term growth opportunities through expansion of existing products and through strategic transactions. The Company is committed to providing market driven, value enhancing products, including realizing expected sales growth of Solutech membrane products in the Performance Materials segment as well as continuing the growth in sales of Life Sciences Vital Fluids’ bioprocessing products.

Entering 2013, the Company remains cautiously optimistic despite the continued uncertainty in the macro-economic environment. Instability of the global economy, particularly in Europe and Asia, provides an element of risk and uncertainty in the Company’s near term outlook for the Performance Materials and Thermal/Acoustical Metals segments. However, the Company is beginning to see positive signs in certain markets in the Performance Materials segment for Industrial Thermal Insulation products in the U.S. and Industrial Filtration products in Asia. The Thermal/Acoustical Fibers segment is expected to continue to benefit from strong demand in North America on the Company’s existing platforms and sustainable operating efficiency improvements. Net sales of automotive products in the Thermal/Acoustical Metals and Thermal/Acoustical Fibers segments for 2012 represented approximately 65.5% of Lydall’s consolidated net sales. While net sales are dependent on which automotive platforms the Company serves, overall, an automotive forecasting service is predicting production of automobiles to increase by 1.7% in the U.S. and to decrease by 1.8% in Europe during 2013 compared to 2012.

The Company had $63.6 million of cash on hand at December 31, 2012 and domestic and foreign credit facilities with availability of $44.4 million. The Company remains committed to funding organic growth and capital investment and to pursuing strategic acquisitions.

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

In thousands of dollars	2012	Percent Change	2011	Percent Change	2010
Net sales	$378,924	(1.2)%	$383,588	21.3%	$316,113

Net sales in 2012 decreased $4.7 million, or 1.2%, compared to 2011. Foreign currency translation decreased net sales in 2012 by $10.6 million, or 2.8%, compared to 2011, impacting the Thermal/Acoustical Metals segment’s net sales by $7.5 million, or 4.8%, and the Performance Materials segment’s net sales by $3.1 million, or 2.3%. In the Performance Materials segment, lower sales volumes, lower sales due to the sale of a product line in 2010, and the unfavorable foreign currency translation resulted in lower net sales of $16.0 million in 2012 compared to 2011. In the Thermal/Acoustical Metals segment, unfavorable foreign currency translation resulted in lower net sales of $2.0 million compared to a year ago. The decrease in net sales in the Performance Materials and Thermal/Acoustical Metals segments were partially offset by Thermal/Acoustical Fibers segment and OPS increases in net sales. In the Thermal/Acoustical Fibers segment, net sales increased $12.7 million, or 15.5%, compared with 2011, primarily due to increased sales volume. In OPS, net sales increased $2.2 million, or 14.9%, primarily due to volume.

Net sales in 2011 increased $67.5 million, or 21.3%, compared to 2010. The increase was primarily attributable to higher sales volumes from the Thermal/Acoustical Metals segment of $27.7 million, or 21.6%, and the Thermal/Acoustical Fibers segment of $30.0 million, or 57.9%. In addition, Performance Materials segment net sales in 2011 increased by $10.9 million, or 8.9%, compared to 2010. Net sales of OPS decreased by $0.9 million, or 5.7%. Included in these figures is foreign currency translation, which increased net sales by $6.6 million, or 2.1%, for 2011 compared to 2010, impacting the Thermal/Acoustical Metals segment’s net sales by $4.6 million and the Performance Materials segment’s net sales by $2.0 million.

Gross Profit

In thousands of dollars	2012	2011	2010
Gross profit	$77,807	$67,506	$53,863
Gross margin	20.5%	17.6%	17.0%

The increase in gross margin in 2012 compared to 2011 was primarily attributable to the Thermal/Acoustical Fibers segment, which reported improved gross margin realized from increased sales and manufacturing efficiency improvements. Partially offsetting the Thermal/Acoustical Fibers gross margin improvement was the Performance Materials segment, which reported lower gross margin due to lower net sales and unfavorable absorption of fixed costs due to lower production. The Thermal/Acoustical Metals segment reported essentially flat gross margin in 2012 compared to 2011, while gross margin for OPS was higher in 2012 compared to 2011 due to an increase in net sales and favorable mix of products.

The increase in gross margin in 2011 compared to 2010 was attributable to the Thermal/Acoustical Fibers segment. Improved absorption of fixed costs due to higher net sales and realized manufacturing efficiency improvements and other cost savings contributed to increased gross margin for the Thermal/Acoustical Fibers segment. Partially offsetting the gross margin improvement was the Thermal/Acoustical Metals segment which reported lower gross margin due to higher raw material costs, specifically inflation in aluminum and aluminum conversion costs. The Performance Materials segment reported essentially flat gross margin in 2011 compared to 2010, while gross margin for OPS was lower in 2011 compared to 2010 due to lower net sales and unfavorable absorption of fixed costs due to lower production.

Selling, Product Development and Administrative Expenses

In thousands of dollars	2012	2011	2010
Selling, product development and administrative expenses	$57,239	$52,937	$52,890
Percentage of net sales	15.1%	13.8%	16.7%

Selling, product development and administrative expenses increased by $4.3 million, or 8.1%, in 2012 compared to 2011. The increase was primarily due to higher expenses incurred by the corporate office and, to a lesser extent, higher salaries and wages. During the fourth quarter of 2012, the Company recorded a $1.8 million asset impairment charge due to the abandonment of an ERP project as the original project costs were deemed to have no future fair value. Also contributing to the increase in selling, product development and administrative expenses in 2012 were higher professional services expenses, related to strategic initiatives, of $1.1 million, severance and recruiting charges, of $1.0 million, primarily associated with the departure of the Company’s Chief Financial Officer and hiring of the Company’s new Chief Financial Officer, and salaries and wages of $0.7 million. Higher salaries and wages expense in 2012 was primarily caused by annual salary increases. Partially offsetting the increase was $0.2 million in lower sales commission expense. The decrease in net sales in 2012, compared to 2011, caused the decrease in sales commission expense in 2012. Foreign currency translation decreased selling, product development and administrative expenses by $1.1 million, or 2.0%, for 2012 compared to 2011.

Selling, product development and administrative expenses in 2011 were essentially flat with 2010. Reductions in legal expenses of $0.9 million and severance related charges of $1.0 million were offset by increases in sales commission expense of $0.8 million, workers compensation charges of $0.5 million and salaries and wages expense of $0.3 million, as well as increases in other discretionary spending. Higher legal expenses in 2010 were primarily related to litigation and settlement costs with a former employee. The increase in net sales in 2011, compared to 2010, caused the increase in sales commission expense in 2011. Higher salaries and wages expense in 2011 was primarily caused by annual salary increases.

Gain on Sale of Product Line

In thousands of dollars	2012	2011	2010
Gain on sale of product line	$810	$1,619	$2,542

On June 30, 2010, the Company divested its electrical papers product line business, included in the Performance Materials segment, for total consideration of $5.8 million, of which $4.8 million was paid on June 30, 2010, with the remaining $1.0 million paid in accordance with a License Agreement on July 2, 2012. This transaction contained multiple deliverables, some of which were delivered on June 30, 2010, while others were delivered in subsequent periods. The Company deferred $3.2 million of the gain from this sale related to undelivered elements of the transaction at June 30, 2010. As part of the sale transaction, the Company entered into a Manufacturing Agreement and a License Agreement with the buyer. Under the Manufacturing Agreement, the Company was obligated to manufacture and sell electrical paper products to the buyer for a two-year period. Pursuant to the License Agreement, treated as a separate unit of accounting, the Company granted the buyer the right to use certain process technology and provided certain services to the buyer to facilitate the transfer of know-how for the manufacture of electrical paper products.

For the year ended December 31, 2010, the Company recorded a $2.5 million gain related to this transaction. This gain was comprised of the gain on sale of $1.7 million recognized in the second quarter of 2010, net of a write-off of $0.8 million of goodwill that was allocated to the electrical papers product line, and income of $0.8 million recognized during the six months ended December 31, 2010 as the Company provided services to the buyer in accordance with the terms of the License Agreement. The deferred gain amount was recognized as income as services under the License Agreement were delivered in periods subsequent to the sale, including $1.6 million recognized in 2011 and $0.8 million in 2012. As of June 30, 2012, the Company satisfied its obligations under the License Agreement.

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

In thousands of dollars	2012	2011	2010
Net sales	$—	$13,255	$21,894
Income before income taxes	—	1,374	1,155
Income tax expense	—	499	415
Income from discontinued operations	—	875	740
Gain on sale of discontinued operations, net of tax of $2,229	—	3,857	—
Income from discontinued operations, net of tax	$—	$4,732	$740

Interest Expense

In thousands of dollars	2012	2011	2010
Interest expense	$365	$880	$854
Weighted average interest rate during the year	5.4%	5.4%	5.3%

Interest expense was lower in 2012 compared to 2011 due to decreased amortization of debt financing costs associated with the Company’s domestic revolving credit facility entered into in June 2011 and decreases in unused borrowing fees, as well as lower average principal balances on capital lease obligations.

Interest expense was higher in 2011 compared to 2010 due to fully amortizing debt financing costs of $0.3 million associated with the Company’s prior domestic revolving credit facility that was terminated by the Company during the second quarter of 2011, partially offset by lower average principal balances on capital lease obligations.

Other Income and Expense

In thousands of dollars	2012	2011	2010
Other expense (income), net	$31	$(94)	$(110)

The amounts included in other expense (income), net, in all years presented are primarily related to insignificant activity related to foreign currency transaction gains and losses and interest income.

Income Taxes from Continuing Operations

	2012	2011	2010
Effective income tax rate	19.9%	41.3%	31.5%

The Company’s effective tax rate from continuing operations for 2012 was 19.9% compared to 41.3% in 2011 and 31.5% in 2010. For 2012, the difference between the Company’s effective tax rate from continuing operations and the statutory federal income tax rate was primarily caused by the release of valuation allowances against foreign tax credit carryovers of $3.9 million and state net operating loss carryovers, partially offset by additional valuation allowance against a foreign net deferred tax asset. The $3.9 million reversal of valuation allowances against foreign tax credit carryovers included $2.9 million of foreign tax credits to be used to offset 2012 U.S. federal income taxes and $1.0 million to benefit future periods. The Company’s state income taxes in 2012 were offset by the reversal of valuation allowances against state net operating loss carryovers of $0.5 million as the Company will use certain state net operating loss carryovers to offset 2012 and 2013 state income taxes. During 2012, the Company increased its valuation allowance against a foreign deferred tax asset in the Netherlands by $0.7 million as future realization of such tax benefit was not reasonably assured.

The Company’s expects its effective tax rate from continuing operations for 2013 to approximate statutory income tax rates.

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

The Company has been relying on proposed regulations that were issued in 2008 for its tax accounting policy regarding deduction versus capitalization of repairs related to tangible property. On December 23, 2011, the IRS issued temporary regulations that would go into effect for years beginning on or after January 1, 2012 to replace the proposed regulations. On December 14, 2012, the regulations were amended to allow a taxpayer to choose to delay the effective date to tax years beginning on or after January 1, 2014. The IRS anticipates publishing final regulations on the deduction versus capitalization of repairs related to tangible property during 2013, and changes to the temporary regulations are anticipated. The Company has not yet completed an analysis of the potential impact of the change. However, these regulations are not expected to have a significant impact on the Company’s consolidated financial statements.

For 2011, the difference between the Company’s effective tax rate from continuing operations and the statutory federal income tax rate was primarily caused by valuation allowances against foreign tax credit carryovers, a valuation allowance against a foreign net deferred tax asset, and dividends from a foreign subsidiary.

For 2010, the Company’s effective tax rate from continuing operations was significantly impacted by a tax benefit of $4.0 million associated with a change in assertion regarding unremitted foreign earnings related to its German branch. This was offset by valuation allowances against foreign tax credit carryovers and state net operating loss carryovers, as future realization was not reasonably assured, that generated tax expense of $3.0 million and $0.9 million of tax expense associated with dividends from a foreign subsidiary. The impact of those items and a reduction in reserves for tax contingencies contributed to the Company’s effective tax rate from continuing operations differing from the statutory federal income tax rate in 2010.

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, France, Germany and the Netherlands. Within the next fiscal year, the Company expects to conclude certain U.S. federal income tax matters through the year ended December 31, 2009 and it is reasonably expected that net unrecognized benefits of $0.5 million may be recognized. The total amount of net unrecognized tax benefits that would affect the effective tax rate if recognized was $0.7 million as of December 31, 2012. With few exceptions, the Company is no longer subject to U.S. federal examinations for years before 2006, state and local examinations for years before 2002, and non-U.S. income tax examinations for years before 2003.

SEGMENT RESULTS

Consolidated Net Sales	For the Years Ended December 31,
In thousands	2012	2011	2010
Performance Materials Segment:
Industrial Filtration	$68,379	$72,888	$71,480
Industrial Thermal Insulation	38,449	47,299	38,951
Life Sciences Filtration	11,207	13,872	12,704
Performance Materials Segment net sales	118,035	134,059	123,135
Thermal/Acoustical Metals Segment:
Metal parts	$136,276	$142,646	$110,085
Tooling	17,645	13,290	18,196
Thermal/Acoustical Metals Segment net sales	153,921	155,936	128,281
Thermal/Acoustical Fibers Segment:
Fiber parts	93,519	79,631	49,326
Tooling	917	2,116	2,441
Thermal/Acoustical Fibers Segment net sales	94,436	81,747	51,767
Other Products and Services:
Life Sciences Vital Fluids	$16,853	$14,670	$15,562
Other Products and Services net sales	16,853	14,670	15,562
Eliminations and Other	(4,321)	(2,824)	(2,632)
Consolidated Net Sales	$378,924	$383,588	$316,113

Operating Income from Continuing Operations	For the Years Ended December 31,
In thousands	2012	2011	2010
Performance Materials Segment	$10,400	$18,194	$17,247
Thermal/Acoustical Metals Segment	14,708	15,915	11,853
Thermal/Acoustical Fibers Segment	12,851	(3,055)	(11,407)
Other Products and Services:
Life Sciences Vital Fluids	1,190	(1,040)	(131)
Corporate Office Expenses	(17,771)	(13,826)	(14,047)
Consolidated Operating Income from Continuing Operations	$21,378	$16,188	$3,515

Performance Materials Segment

Segment net sales decreased by $16.0 million, or 12.0%, in 2012 compared to 2011, due to decreased sales volumes and the negative impact of foreign currency translation of $3.1 million, or 2.3%. A reduction in Industrial Thermal Insulation net sales of $8.9 million, or 18.7%, primarily contributed to the reduction in net sales. This reduction was due to the Company selling the electrical papers product line to a customer in 2010. The Company sold $6.3 million less electrical paper products to this customer in 2012 compared to 2011, as the customer prepared to commence its own manufacturing of electrical paper products. Also impacting Industrial Thermal Insulation net sales was a decrease in demand and customers adjusting inventory levels on certain commercial building products. Net sales of Industrial Filtration products decreased by $4.5 million, or 6.2%, in 2012 compared to 2011, due to a reduction in demand for its products in Europe and Asia markets as well as foreign currency translation decreasing net sales $3.1 million. Net sales of Life Sciences Filtration products decreased by $2.7 million, or 19.2%, in 2012 compared to 2011, primarily due to decreased demand for products used in water and life protection application products.

The Performance Materials segment reported operating income of $10.4 million in 2012, or 8.8% of net sales, compared to operating income of $18.2 million, or 13.6% of net sales in 2011. The decrease in operating income was driven primarily by lower net sales of $16.0 million, lower absorption of fixed overhead costs and unfavorable mix among product sales. Operating income in 2012 and 2011 also includes a $0.8 million and $1.6 million gain, respectively, from services provided to the buyer of the electrical papers product line in accordance with the terms of a License Agreement.

Segment net sales increased by $10.9 million, or 8.9%, in 2011 compared to 2010, primarily from volume growth and, to a lesser extent, marginal increases in prices of certain products. Net sales of Industrial Filtration products increased by $1.4 million, or 2.0%, in 2011 compared to 2010, due to foreign currency translation of $1.7 million. Beginning in the fourth quarter of 2011, the segment began to see a reduction in demand from the European and Asian Industrial Filtration markets as OEMs cautiously managed inventory levels as they evaluated their markets and demand for their products during a period of economic uncertainty. As a result, net sales of Industrial Filtration products decreased by $4.1 million in the fourth quarter of 2011 compared to the fourth quarter of 2010. Net sales of Industrial Thermal Insulation products increased by $8.3 million, or 21.4%, in 2011 compared to 2010, primarily from improvement in customer capital project investments across all markets, resulting in increased demand for the Company’s products. Net sales of Life Sciences Filtration products increased by $1.2 million, or 9.2%, in 2011 compared to 2010, primarily due to increased volumes of products sold for respiration and life protection applications.

The Performance Materials segment reported operating income of $18.2 million in 2011, or 13.6% of net sales, compared to operating income of $17.2 million, or 14.0%, of net sales in 2010. This increase in operating income was driven primarily by higher net sales, partially offset by higher selling, product development and administrative expenses of $0.9 million. Operating income in 2011 and 2010 also includes a $1.6 million and $2.5 million gain, respectively, associated with the sale of a product line. Higher expenses were primarily related to increases in selling expenses of $0.6 million and added costs associated with product development of $0.2 million.

Thermal/Acoustical Metals Segment

Segment net sales decreased by $2.0 million, or 1.3%, in 2012 compared to 2011. Foreign currency translation negatively impacted net sales by $7.5 million, or 4.8%, in 2012 compared to 2011. Automotive parts net sales in 2012 decreased by $6.4 million, or 4.5%, compared to 2011 due to unfavorable foreign currency translation of $6.6 million. Lower parts sales volume from the Company’s European operations was offset by higher parts sales volume of domestic automotive parts. Economic conditions in Europe and Asia contributed to lower demand for certain automotive parts from the Company’s European operations beginning during the second quarter of 2012. Tooling net sales in 2012 increased $4.4 million, or 32.8%, compared to 2011, due to timing of new product launches.

The Thermal/Acoustical Metals segment reported operating income of $14.7 million in 2012, or 9.6% of net sales, compared to operating income of $15.9 million, or 10.2% of net sales, in 2011. Contributing to this decrease was unfavorable mix in sales between automotive parts and tooling, as tooling net sales, which increased by $4.4 million in 2012 compared to 2011, typically results in lower gross margin.

Segment net sales increased by $27.7 million, or 21.6%, in 2011 compared to 2010. Foreign currency translation negatively impacted net sales by $4.5 million, or 3.5%, in 2011 compared to 2010. An increase in automotive parts net sales of $32.6 million, or 29.6%, compared to 2011 was driven by higher consumer demand for vehicles on the Company’s existing domestic platforms and new platform awards. Tooling net sales in 2011 decreased $4.9 million, or 27.0%, compared to 2010, due to timing of new product launches.

The Thermal/Acoustical Metals segment reported operating income of $15.9 million in 2011, or 10.2% of net sales, compared to operating income of $11.9 million, or 9.2% of net sales in 2010. Higher net sales and improved absorption of fixed costs contributed to the increased operating income. Also contributing to this increase was favorable mix in sales between automotive parts and tooling, as tooling net sales, which decreased by $4.9 million in 2011 compared to 2010, typically results in lower gross margin.

Thermal/Acoustical Fibers Segment

Segment net sales increased by $12.7 million, or 15.5%, in 2012 compared to 2011. Automotive parts net sales increased by $13.9 million, or 17.4%, in 2012 compared to 2011. This increase was driven by higher consumer demand for vehicles on the Company’s existing domestic platforms and new platform awards, as the Company continued to benefit from the overall increase in domestic automobile production, which was up 16.8% in 2012. Tooling net sales in 2012 decreased $1.2 million, or 56.7%, compared to 2011, due to timing of new product launches.

The Thermal/Acoustical Fibers Segment reported operating income of $12.9 million in 2012, or 13.6% of net sales, compared to an operating loss of $3.1 million in 2011. This improvement was due to higher net sales and improved gross margin realized from manufacturing efficiency improvements. These manufacturing improvements began in the second half of 2011 and continued through 2012. Significant reductions in scrap, material usage, and labor primarily contributed to lower per-unit manufacturing costs in 2012 compared to 2011.

Segment net sales increased by $30.0 million, or 57.9%, in 2011 compared to 2010. Automotive parts net sales increased by $30.3 million, or 61.4%, in 2011 compared to 2010. This increase was driven by higher consumer demand for vehicles on the Company’s existing domestic platforms and new platform awards. Tooling net sales in 2011 decreased $0.3 million, or 13.3%, compared to 2010, due to timing of new product launches.

The Thermal/Acoustical Fibers Segment reported an operating loss of $3.1 million in 2011, compared to an operating loss of $11.4 million in 2010. This improvement was due to higher net sales and improved gross margin realized from manufacturing efficiency improvements. These manufacturing improvements began in the second half of 2011 and continued through the end of 2011. Significant reductions in scrap, material usage, and labor costs primarily contributed to lower per-unit manufacturing costs in 2011 compared to 2010, resulting in improved gross margin.

Other Products and Services

Life Sciences Vital Fluids net sales increased $2.2 million, or 14.9%, in 2012 compared to 2011, which were primarily attributed to higher volumes of blood filtration, blood transfusion and bioprocessing product net sales and, to a lesser extent, price increases.

Life Sciences Vital Fluids reported operating income of $1.2 million in 2012, or 7.1% of net sales, compared to an operating loss of $1.0 million, or 7.1% of net sales, in 2011. This improvement was due to higher net sales as well as reductions in 2012 to the business’s cost structure in order to better align it with the long qualification cycles in the bioprocessing industry.

Life Sciences Vital Fluids net sales decreased by $0.9 million, or 5.7%, in 2011 compared to 2010, which were primarily attributed to lower volumes of blood filtration and transfusion product net sales.

Life Sciences Vital Fluids reported an operating loss of $1.0 million in 2011, compared to an operating loss of $0.1 million in 2010. The reduction in net sales and lower absorption of fixed costs negatively impacted operating results for this business.

Corporate Office Expenses

The increase in corporate office expenses of $3.9 million in 2012 compared to 2011 was due to a $1.5 million asset impairment charge, higher professional services expenses of $0.9 million, primarily related to strategic initiatives, and severance and recruiting charges of $1.0 million primarily associated with the departure of the Company’s Chief Financial Officer and hiring of the new Chief Financial Officer. During the fourth quarter of 2012, the Company recorded a $1.8 million asset impairment charge ($1.5 million in corporate office expenses) due to the abandonment of an ERP project as the original project costs were deemed to have no future fair value.

The decrease in corporate office expenses of $0.2 million in 2011 compared to 2010 was principally due to lower legal and settlement costs of $1.0 million, which primarily resulted from the settlement of litigation with a former employee in 2010, partially offset by higher employee benefit costs of $0.6 million primarily associated with worker’s compensation expenses.

LIQUIDITY AND CAPITAL RESOURCES

	For the Year Ended December 31,
In thousands except ratio data	2012	2011	2010
Cash and cash equivalents	$63,623	$30,905	$24,988
Short-term investment	$—	$12,015	$—
Cash provided by operating activities	$34,405	$14,657	$10,718
Cash provided by (used for) investing activities	$1,611	$(6,309)	$(6,229)
Cash used for financing activities	$(3,871)	$(1,621)	$(1,404)
Depreciation and amortization	$13,572	$14,478	$14,407
Capital expenditures	$(11,404)	$(8,884)	$(12,001)
Total debt	$2,411	$3,296	$4,888
Total capitalization (debt plus equity)	$176,907	$164,148	$159,033
Total debt to total capitalization	1.4%	2.0%	3.1%

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

At December 31, 2012, the Company held $63.6 million in cash and cash equivalents the majority of which was held by domestic subsidiaries.

Operating Cash Flows

Net cash provided by operating activities in 2012 was $34.4 million compared with $14.7 million in 2011. This increase was primarily due to a decrease in operating assets and liabilities of $3.0 million in 2012, compared to an increase of $11.3 million in 2011, a change of $14.3 million, and an improvement in net income of $3.0 million. The decrease in operating assets and liabilities in 2012 was primarily due to a decrease in inventory of $2.7 million. Inventory decreased due to lower production activity at the end of 2012 compared to the end of 2011 and concentrated efforts to reduce levels of raw material inventory.

Net cash provided by operating activities in 2011 was $14.7 million compared with $10.7 million in 2010. The increase in cash from operations in 2011 compared to 2010 was primarily due to an improvement in net income of $11.1 million. In 2011, operating assets and liabilities increased by $11.3 million, primarily due to an increase in accounts receivable and a decrease in accounts payable of $4.1 million and $3.9 million, respectively. This increase in accounts receivable was primarily from higher sales levels. The decrease in accounts payable was primarily due to timing of inventory purchases at the end of 2011 compared to the end of 2010.

Investing Cash Flows

Net cash provided by investing activities was $1.6 million in 2012 compared to net cash used for investing activities of $6.3 million in 2011. Capital expenditures in 2012 were $11.4 million compared to $8.9 million in 2011, as management continued to judiciously manage its capital expenditures while remaining committed to new product development and growth opportunities. Investing activities in 2012 included the receipt of $1.0 million in remaining proceeds from the 2010 sale of its electrical papers product line. Investing activities in 2011 included the net proceeds of $14.0 million from the sale of Affinity. A portion of those proceeds, $12.0 million, were invested in 2011 in a short term investment that matured on January 23, 2012 and became available to fund operating, investing, or financing activities. In 2011, the Company received $0.8 million from a leasing company as a result of sale-leaseback transactions for equipment.

Net cash used for investing activities was $6.3 million in 2011 compared with $6.2 million in 2010. Capital expenditures in 2011 were $8.9 million compared to $12.0 million in 2010, as management continued to cautiously manage its capital expenditures while remaining committed to new product development and growth opportunities. Investing activities in 2011 included the net proceeds of $14.0 million from the sale of Affinity. A portion of those proceeds, $12.0 million, were invested in 2011 in a short term investment that matured on January 23, 2012 and became available to fund operating, investing, or financing activities. Investing activities in 2010 included the net proceeds of $4.8 million from the sale of its electrical papers product line. In 2011 and 2010, the Company received $0.8 million and $0.7 million, respectively, from a leasing company as a result of sale-leaseback transactions for equipment.

Financing Cash Flows

In 2012, net cash used for financing activities was $3.9 million compared with net cash used for financing activities of $1.6 million in 2011. Debt payments and capital lease payments were $1.1 million in 2012 compared to $1.5 million in 2011. In 2012, the Company spent $4.0 million repurchasing shares of its Common Stock compared to $0.2 million in 2011. The Company received $1.0 million from the exercise of stock options in 2012, compared to $0.1 million received in 2011.

In 2011, net cash used for financing activities was $1.6 million compared with net cash used for financing activities of $1.4 million in 2010. Debt payments and capital lease payments were $1.5 million in 2011 compared to $1.4 million in 2010.

Financing Arrangements

On June 16, 2011, the Company entered into a $35.0 million senior secured revolving domestic credit facility (“Domestic Credit Facility”) with a financial institution, which replaced the Company’s prior $35.0 million domestic credit facility that was terminated by the Company. The Domestic Credit Facility is secured by substantially all of the assets of the Company. The maturity date for the Domestic Credit Facility is June 15, 2016. The Company had no borrowings under the Domestic Credit Facility during 2012 and no outstanding borrowings at December 31, 2012 or December 31, 2011. At December 31, 2012, the Company has availability of $32.5 million under the Domestic Credit Facility, net of standby letters of credit outstanding of $2.5 million.

The loan agreement governing the Domestic Credit Facility contains a number of affirmative and negative covenants, including financial covenants. The Company is required to meet a minimum fixed charge coverage ratio. The fixed charge coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBITDA, as defined in the loan agreement, to fixed charges may not be less than 1 to 1 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined, as of the end of each fiscal quarter of no greater than 2.5 to 1.0. The Company must also meet a minimum consolidated EBITDA of $15.0 million through September 30, 2014 and $25.0 million thereafter. The Company was in compliance with all covenants at December 31, 2012 and December 31, 2011.

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

On September 30, 2011, the Company, through a foreign subsidiary, entered into a new €8.0 million foreign credit facility (“Foreign Credit Facility”), with €6.0 million available for borrowings and €2.0 million available to fund letters of credit. This Foreign Credit Facility replaced the prior foreign credit facility that expired on September 30, 2011. The Foreign Credit Facility, which has a maturity date of September 30, 2014, was completed with the same group of banking institutions and under similar terms and conditions to those in place under the prior credit facility. At December 31, 2012, the Company’s foreign subsidiaries’ various credit arrangements with banks totaled €9.0 million (approximately $11.9 million) all of which was available for borrowings, primarily restricted to borrowings by the respective foreign subsidiary. The Company’s foreign subsidiaries had no borrowings outstanding on any of its credit arrangements at December 31, 2012. At December 31, 2011, the Company’s foreign subsidiaries had no borrowings outstanding on any of its credit arrangements other than outstanding standby letters of credit.

Future Cash Requirements

The Company manages worldwide cash requirements considering available funds among domestic and foreign subsidiaries. The Company expects to fund its operating cash requirements from existing cash balances, cash generated by operations, and through borrowings, as needed, under its existing domestic and foreign credit facilities. The Company continually explores its core markets for suitable acquisitions, joint ventures, alliances and licensing agreements. If completed, such activities would be financed with existing cash balances, cash generated from operations, under the credit facilities described under “Financing Arrangements” above or other forms of financing, as required.

At December 31, 2012, total indebtedness, of which the majority was capital leases, was $2.4 million, or 1.4% of the Company’s total capital structure. Cash requirements for 2013 are expected to include the funding of ongoing operations, capital expenditures, payments due on capital and operating leases, pension plan contributions, income tax payments and debt service.

Capital spending for 2013 is expected to be approximately $14.0 million to $15.0 million. The funded status of the Company’s domestic defined benefit pension plan is dependent upon many factors, including returns on invested assets, levels of market interest rates and levels of contributions to the plan. The Company expects to contribute $1.2 million to its domestic defined benefit pension plan during 2013.

Contractual Obligations

The following table summarizes the Company’s significant obligations as of December 31, 2012 and the effect such obligations are expected to have on the Company’s liquidity and cash flows in future periods:

	Payments Due by Period
In thousands	2013	2014	2015	2016	2017	After 5 years	Total
Contractual Obligations:
Pension plan contributions	$1,241	$—	$—	$—	$—	$—	$1,241
Operating leases	3,014	1,888	1,294	1,194	1,081	799	9,270
Capital leases*	805	707	707	345	1	—	2,565
Long-term debt*	63	—	—	—	—	—	63
Total Contractual Obligations	$5,123	$2,595	$2,001	$1,539	$1,082	$799	$13,139
*	includes estimated interest payments

The Company has a capital lease agreement for the land and building at the St. Nazaire, France operating facility, included in the Thermal/Acoustical Metals segment, requiring monthly principal and interest payments until 2016. The capital lease provides an option for the Company to purchase the land and building at the end of the lease for a nominal amount.

In 2011, the Company entered into operating leases for manufacturing equipment, included in the Thermal/Acoustical Fibers segment. As of December 31, 2012, the estimated future minimum payments for this equipment are $4.5 million through the first quarter of 2018, or annual payments of approximately $0.7 million to $1.0 million.

The Company had a capital lease agreement for a high speed manufacturing line at its German operation, included in the Thermal/Acoustical Metals segment. The lease had monthly principal and interest payments until the first quarter of 2012. The Company purchased the equipment as permitted by the lease agreement.

The above table does not reflect net tax contingencies of $0.7 million, the timing of which is uncertain. Refer to Note 11 to the Consolidated Financial Statements for additional discussion on unrecognized tax benefits. Purchase orders or contracts for normal purchases of raw materials and other goods and services are not included in the table above. The Company is not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. For purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. The Company does not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed expected requirements.

Not included in the table above, on February 22, 2013, the Company renewed an operating lease in Yadkinville, NC which will result in estimated future minimum rental payments of $1.9 million until 2018, with estimated annual payments of approximately $0.3 million to $0.4 million.

The Company’s long-term debt payments and interest rates for all of the Company’s outstanding debt were fixed as of December 31, 2012. Actual payments may vary significantly from those included in the table above depending on future debt levels, timing of debt repayments and sources of funding utilized.

The Company’s future pension plan contributions relate to the remaining contributions required for the 2012 plan year and the minimum contributions for the 2013 plan year based on the Company’s pension plan valuations at December 31, 2012. See Note 8 to the Consolidated Financial Statements for additional information regarding the Company’s pension plans.

In addition to the above contractual obligations, the Company utilizes letters of credit in the ordinary course of business for security deposit requirements. Outstanding letters of credit were $2.5 million and $2.4 million at December 31, 2012 and 2011, respectively.

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

Goodwill

The Company had goodwill of $18.3 million at December 31, 2012 and $18.1 million at December 31, 2011. Goodwill is not amortized, but rather is subject to impairment tests annually or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units, including related goodwill. The Company’s reporting units are operating segments or components of operating segments for which discrete financial information is available and management regularly reviews the operating results of that operating segment or component. ASU No. 2011-08, Intangibles — Goodwill and Other (Topic 350) — Testing Goodwill for Impairment, permits a company to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. The more likely than not threshold is defined as having a likelihood of more than 50 percent. If after assessing qualitative factors a conclusion is reached that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, then the Company is required to perform the two-step goodwill impairment test. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets exceeds the fair value of the reporting unit, a second step of the impairment test is performed in order to determine the implied fair value of a reporting unit's goodwill. Determining the implied fair value of goodwill requires a valuation of the reporting unit's tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of the reporting unit's goodwill exceeds the implied fair value of its goodwill, goodwill is deemed impaired and is written down to the extent of the difference.

During the fourth quarter of 2012, the Company performed its annual impairment analysis of the $13.6 million of goodwill in the Performance Materials reporting unit (PM reporting unit) and $4.7 million of goodwill in the Life Sciences Vital Fluids reporting unit (VF reporting unit), included in OPS.

After considering changes to assumptions used in the Company’s most recent quantitative annual testing, including the capital markets environment, economic conditions, industry trends, changes in results of operations, the magnitude of the excess of fair value over the carrying amount of the PM reporting unit, and other factors, the Company concluded it was not necessary to perform the two-step impairment test for the PM reporting unit as it was not more likely than not that the fair value of the PM reporting unit was less than its carrying value. As a result, the Company concluded that the PM reporting unit goodwill was not impaired.

The Company performed a quantitative two step approach to test the VF reporting unit for impairment due to the results of the 2011 impairment analysis and historical financial results. During 2012, the VF reporting unit met the discounted cash flow projections included in the 2011 income approach calculation, primarily as a result of sales growth. For 2012, the Company used both the income approach and market approach in performing step one of the impairment analysis to estimate the fair value of the VF reporting unit. The Company determined that the VF reporting unit, with $4.7 million of goodwill, had excess fair value over its carrying value, and as a result, step two of the impairment test was not required.

In performing step one of the impairment analysis to estimate the fair value of the VF reporting unit for 2012, the Company used both: (i) the income approach — discounted cash flows, and (ii) the market approach — comparable company analysis. The income approach involved determining the present value of future cash flows from the reporting unit’s projected financial results in 2013 – 2015 and the projected cash flows beyond that three year period computed as the terminal value. The Company believes the income approach was appropriate because it provided a fair value estimate based upon the reporting unit’s expected long-term operations and cash flow performance.

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

Impairment of Long-Lived Assets

Long-lived assets are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Determination of recoverability is based on the Company's judgment and estimates of undiscounted future cash flows resulting from the use of the assets and their eventual disposition. Measurement of an impairment loss for long-lived assets and certain identifiable intangible assets that management expects to hold and use is based on the fair value of the asset. If the carrying values of the assets are determined to be impaired, then the carrying values are reduced to their estimated fair values. The fair values of the impaired assets are determined based on market conditions, including independent appraisals when appropriate, the income approach, which utilizes cash flow projections, and other factors.

During the fourth quarter of 2012, the Company performed an impairment analysis for long-lived assets at the Company’s Solutech operation, included in the Performance Materials segment. Negative cash flows in 2012 combined with historical operating losses contributed to testing the Solutech asset group for recoverability. Acquisition related intangibles with a remaining useful life of six years primarily comprise the carrying value of the asset group of $4.7 million. Negative cash flows are a result of a delay in commercialization of Solutech products to the market place by Solutech’s customers. To determine the recoverability of the Solutech asset group, the Company completed an undiscounted cash flow analysis and compared it to the asset group carrying value. This analysis was completed over the period 2013 – 2018 and is dependent on the expected increase of net sales over the period when the business has technological exclusivity provided by the intangible assets.

The Company determined that the Solutech asset group had undiscounted cash flow in excess of its carrying value, and as a result, the asset group was not impaired at December 31, 2012. The estimate of undiscounted cash flows of the Solutech long-lived asset group was based on the best information available as of the date of the assessment, which incorporated management assumptions about expected future cash flows, as well as other market information. Based on 2012 developments with Solutech customers and the expectation of sales growth with other OEMs, the Company expects to meet the cash flow forecasts included in the impairment analysis. Future cash flows are dependent on the success of commercialization efforts of Solutech products by OEMs, the quality of Solutech products and technology advancements. Small changes in future operating results, compared to projections in the cash flow analysis, could result in a future non-cash impairment charge to income from operations.

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

Pension plans outside the United States are not significant at December 31, 2012. The domestic defined benefit pension plan, which covers certain domestic Lydall employees, is noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. The plan is closed to new employees and benefits under the pension plan are no longer accruing.

A significant element in determining the Company’s pension cost is the expected return on plan assets. Based on a review of market trends, actual returns on plan assets and other factors, including the allocation of the Company’s investment between equity and fixed income funds, the Company’s expected long-term rate of return on plan assets was lowered to 7.50% at December 31, 2012, which will be utilized for determining 2013 pension cost. An expected long-term rate of return of 7.75% was used for determining 2012 pension expense and 8.0% in determining 2011 and 2010 pension expense. In determining the expected return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of marketable debt and equity securities and economic and other indicators of future performance. Investment management objectives include maintaining an adequate level of diversification to balance market risk and to provide sufficient liquidity for near-term payments of benefits accrued under the plan and to pay the expenses of administration. The investment plan assets are stated at fair value, which is based on quoted market prices in an active market. The expected long-term rate of return on assets is applied to the value of plan assets at the beginning of the year and this produces the expected return on plan assets that is included in the determination of pension cost for that year. The difference between this expected return and the actual return on plan assets is deferred, within certain parameters, as discussed below. The Company continually evaluates its expected long-term rate of return and will adjust such rate as deemed appropriate.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities, as well as the following year’s pension cost. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. The Company based its discount rate assumption on an analysis which included the selection of a bond portfolio comprised of high quality fixed income investments whose cash flows would provide for the projected benefit payments of the plan. The discount rate is then developed as the single rate that equates the market value of the bond portfolio to the discounted value of the plan's benefit payments. At December 31, 2012 and 2011, the Company determined this rate to be 4.16% and 5.0%, respectively. Increases or decreases in the discount rate result in decreases and increases, respectively, in the projected benefit obligation. The net effect on pension liabilities from changes in the discount rate is deferred within certain parameters, as discussed below.

Pension accounting guidance requires that gains or losses be deferred unless the unrecognized net gain or loss at the end of a year exceeds a “corridor” (as defined in the pension accounting guidance). If the deferred gain or loss exceeds the corridor at the end of the year, then the amount in excess of the corridor is amortized over a period equal to the average remaining service period of active employees expected to receive benefits. Since benefit accruals were frozen on certain domestic defined benefit pension plans on June 30, 2006, these plan participants are considered inactive participants. Therefore, the gain/loss amortization for these plans is amortized over the average remaining life expectancy of all plan participants. As of December 31, 2012 and 2011, the net deferred loss exceeded the corridor. Consequently, pension cost for 2013 will include amortization of a portion of the deferred loss in excess of the corridor. The amount of amortization in future years will be dependent on changes in the components of the deferred loss amount, particularly actual return on plan assets in relation to the estimated return on plan assets, as well as future increases or decreases in the discount rate.

For the year ended December 31, 2012, the Company recognized pension expense related to its domestic defined benefit pension plan of $0.9 million as a result of the expected return on assets being lower than the aggregate of interest cost and the amortization of actuarial loss. As discussed above, the Company’s discount rate was 4.16% at December 31, 2012 and will be used for purposes of determining 2013 pension cost. Pension expense for 2013 is expected to be in the range of $0.8 million to $0.9 million.

The Company contributed $2.1 million to its domestic defined benefit pension plan during 2012 and expects to contribute approximately $1.2 million in 2013.

Income Taxes

The Company accounts for income taxes recognizing deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of a deferred tax asset will not be realized.

In assessing the need for a valuation allowance, the Company analyzes historical financial results by jurisdiction and estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizability of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax law, changes in statutory tax rates and future levels of taxable income. In the event the Company was to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce such amounts through a charge to income in the period that such determination was made. Conversely, if the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance and record an increase to income in the period that such determination was made. See Note 11 to the Consolidated Financial Statements.

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

In assessing the need for reserves for uncertainties in income taxes recognized, a significant number of estimates and judgments must be made by the Company. The total amount of net unrecognized tax benefits that would affect the effective tax rate if recognized was $0.7 million as of December 31, 2012.

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

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:

	2012	2011	2010
Risk-free interest rate	1.4%	2.6%	2.2%
Expected life	5.7 years	5.5 years	5.3 years
Expected volatility	68%	69%	65%
Expected dividend yield	0%	0%	0%

Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update requiring new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. The standards update is effective for fiscal years beginning after December 15, 2012. The Company will adopt this standards update and revise its disclosure, as required, beginning with the first quarter of 2013.

In July 2012, the FASB” issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends ASC 350, Intangibles-Goodwill and Other. This ASU gives an entity the option to first assess qualitative factors to determine if indefinite-lived intangible assets are impaired. The entity may first determine based on qualitative factors if it is more likely than not that the fair value of indefinite-lived intangible assets are less than their carrying amount. If that assessment indicates no impairment, the quantitative impairment test is not required. This standard is effective for financial statements of periods beginning after September 15, 2012, with early adoption permitted. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements.

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

OTHER KEY FINANCIAL ITEMS

Cash and Cash Equivalents — Cash and cash equivalents increased to $63.6 million as of December 31, 2012 compared with $30.9 million as of December 31, 2011. This increase of $32.7 million was primarily due to cash generated from operating activities of $34.4 million and, to a lesser extent, cash generated from investing activities of $1.6 million, which was partially offset by cash used for financing activities of $3.9 million. Investing activities included $12.0 million received upon redemption of short-term investment and $1.0 million received from services provided with the 2010 sale of a product line, partially offset by $11.4 million used for capital expenditures. Financing activities were primarily attributed to the repurchase of company stock of $4.0 million. The effect of exchange rate changes on cash was a favorable $0.6 million in 2012 compared to a unfavorable $0.8 million in 2011.

Short-term Investment — Short-term investments at December 31, 2011 were comprised of a certificate of deposit with a financial institution that was entered into with proceeds from the sale of Affinity in 2011. The certificate of deposit matured on January 23, 2012 and $12.0 million of proceeds were recorded to cash and cash equivalents.

Accounts Receivable — Accounts receivable, net of the allowance for doubtful receivables, were $47.5 million at December 31, 2012 compared with $47.3 million at December 31, 2011. Net sales in the fourth quarter of 2012 were essentially flat with the fourth quarter of 2011.

Inventories — Inventories were $31.3 million as of December 31, 2012 compared with $33.8 million as of December 31, 2011. Primarily contributing to this decrease was lower raw material inventory due to the timing of raw material purchases and a concentrated effort to reduce raw material inventory levels.

Benefit Plan Liabilities — Benefit plan liabilities increased to $25.1 million at December 31, 2012 compared to $21.3 million at December 31, 2011. The increase of $3.8 million was primarily due to an increase in the underfunded status of the Company’s domestic defined benefit pension plan. Interest cost and actuarial loss from a change in discount rate aggregated $9.1 million, which was partially offset by returns on plan assets and Company contributions, which aggregated $5.7 million.

Capital Expenditures — Capital expenditures were $11.4 million in 2012, $8.9 million in 2011, and $12.0 million in 2010. Capital spending for 2013 is expected to be approximately $14.0 million to $15.0 million.

Total Debt To Total Capitalization — Total debt to total capitalization decreased to 1.4% in 2012 compared with 2.0% in 2011. The decrease was due to lower debt levels and higher equity in 2012 compared to 2011. At December 31, 2012, the Company has domestic and foreign credit facilities with availability of $44.4 million.

Stockholders’ Equity — Stockholders’ equity increased to $174.5 million at December 31, 2012 compared to $160.9 million at December 31, 2011. This increase was primarily due to net income of $16.8 million and, to a lesser extent, proceeds from stock issuances and stock based compensation of $2.6 million and foreign currency translation adjustments of $1.2 million. Partially offsetting this increase were share repurchases of $4.0 million and pension liability adjustments of $3.0 million. On a per share basis, calculated as stockholders’ equity divided by shares outstanding at December 31, 2012, stockholders’ equity increased to $10.29 at December 31, 2012 from $9.38 at December 31, 2011.

Off Balance Sheet Arrangements — Other than operating leases, the Company does not have any other material off-balance sheet financing arrangements.

Inflation — Inflation generally affects the Company through its costs of labor, equipment, energy and raw materials. The increased costs of these items have generally been offset by price increases, operating improvements, and other cost-saving initiatives. The Company also has certain arrangements in which it can pass through inflation on raw material costs to its customers.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lydall’s limited market risk exposures relate to changes in foreign currency exchange rates and interest rates.

FOREIGN CURRENCY RISK

Lydall has sales and manufacturing activities in foreign countries. As a result, financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets where the Company manufactures and distributes its products. The Company’s primary currency exposure is to the Euro and, to a lesser degree, the Japanese Yen and the British Pound Sterling.

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

INTEREST RATE RISK

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impact interest paid on its debt. During 2012 and 2011, the Company had no loans or borrowings on lines of credit outstanding with variable interest rates, therefore, a 10% change in the weighted average interest rate on the Company’s variable rate debt would not have any impact to the Company’s consolidated financial position, results of operations, or cash flows. The weighted average interest rate paid on variable debt was 4.5% in 2010.

The weighted average interest rate on long-term debt was 5.4% for the year ended December 31, 2012, compared with 5.4% for 2011 and 5.3% for 2010.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is contained under Item 15. “Exhibits, Financial Statement Schedules.”

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, conducted an evaluation as of December 31, 2012 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective.

Changes in Internal Controls

There have not been any changes in the Company’s internal controls over financial reporting during the quarter ended December 31, 2012 that materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act). With the participation of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012. Management utilized the criteria and framework established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework in performing this assessment. Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2012. Internal control over financial reporting is a process designed by or under the supervision of, the CEO and CFO or persons performing similar functions, and effected by the Company's board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2012 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	OTHER INFORMATION

None

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference from the sections entitled “Proposal 1 — Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the definitive Proxy Statement of Lydall to be filed with the Commission within 120 days of the fiscal year ended December 31, 2012 in connection with the Annual Meeting of Stockholders to be held on April 26, 2013 (the “2013 Proxy Statement”). Information regarding the Executive Officers of the Company is contained in this Annual Report on Form 10-K.

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

Information required by this Item is incorporated by reference from the sections entitled “2012 Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis — Compensation Committee Report on Executive Compensation” of the 2013 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from the sections entitled “Executive Compensation Tables — Equity Compensation Plan Information” and “Securities Ownership of Directors, Certain Officers and 5% Beneficial Owners” of the 2013 Proxy Statement.

The following table provides information about the Company’s Common Stock that may be issued upon exercise of options and rights under all of the Company’s existing equity compensation plans at December 31, 2012. The number of securities remaining available for issuance at December 31, 2012 was 1,542,446 and includes shares that may be issued as restricted stock, performance shares and other stock awards.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,136,863	$7.14	1,542,446
Equity compensation plans not approved by security holders	—	—	—
Total	1,136,863	$7.14	1,542,446

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from the sections entitled “Corporate Governance — Independence Determination,” “Related Party Transactions,” and “Compensation Committee Interlocks and Insider Participation” of the 2013 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference from the sections entitled “Proposal 3 — Ratification of Appointment of Independent Auditors,” and “Principal Fees and Services” of the 2013 Proxy Statement.

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

a) 3. Exhibits Included Herein or Incorporated by Reference:

3.1	Certificate of Incorporation of the Registrant, as amended through the date of filing of this report, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.
3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.
4.1	Certain long-term debt instruments, each representing indebtedness in an amount equal to less than 10 percent of the Registrant’s total consolidated assets, have not been filed as exhibits to this Annual Report on Form 10-K. The Registrant will file these instruments with the Commission upon request.
10.1	Capital lease agreement between Lydall Thermique Acoustique S.A.S., CMCIC Lease and Natiocredimurs Societe en Nom Collectif, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2004 and incorporated herein by reference.
10.2*	Employment Agreement with Dale Barnhart dated July 31, 2007, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated August 3, 2007 and incorporated herein by this reference.
10.3*	Employment Agreement with Erika H. Steiner (formerly Turner) dated November 2, 2009, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated November 4, 2009 and incorporated herein by this reference.
10.4*	Employment Agreement with Mona G. Estey dated January 10, 2007, filed as Exhibit 10.14 to the Registrant’s Annual Report on Form 10-K dated March 13, 2007 and incorporated herein by this reference.
10.5*	Employment Agreement with Robert K. Julian dated October 3, 2012, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated October 4, 2012 and incorporated herein by this reference.
10.6*	Employment Agreement with David H. Williams dated June 27, 2012, filed as Exhibit 10.3 to the Registrant’s Form 10-Q dated August 1, 2012 and incorporated herein by this reference.
10.7*	Indemnification Agreement with Dale Barnhart dated July 31, 2007, filed as Exhibit 10.2 to the Registrant’s Form 8-K dated August 3, 2007 and incorporated herein by this reference.
10.8*	Lydall, Inc. Annual Incentive Performance Bonus Program, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated March 15, 2012 and incorporated herein by this reference.
10.9	Form of Indemnification Agreement between Lydall, Inc. and non-employee directors, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated June 19, 2009 and incorporated herein by this reference.
10.10*	Amended and Restated Lydall 2003 Stock Incentive Compensation Plan, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated May 2, 2011 and incorporated herein by this reference.
10.11*	Lydall 2012 Stock Incentive Plan, filed as Exhibit A to the Registrant’s Definitive Proxy Statement dated March 16, 2012 and incorporated herein by this reference.
10.12*	Form of Restricted Share Award Agreement to Non-Employee Directors (Under the Lydall 2012 Stock Incentive Plan), filed as Exhibit 10.9 to the Registrant’s Form 10-Q dated August 1, 2012 and incorporated herein by this reference.
10.13*	Form of Non-Qualified/Incentive Stock Option Agreement (Under the Lydall 2012 Stock Incentive Plan) for U.S. employees, filed as Exhibit 10.4 to the Registrant’s Form 10-Q dated August 1, 2012 and incorporated herein by this reference.
10.14*	Form of Restricted Stock Award Agreement (Under the Lydall 2012 Stock Incentive Plan) for U.S. Employees, filed as Exhibit 10.8 to the Registrant’s to the Registrant’s Form 10-Q dated August 1, 2012 and incorporated herein by this reference.
10.15*	Form of Non-Qualified Stock Option Agreement (Under the Lydall 2012 Stock Incentive Plan) for Netherland employees, filed as Exhibit 10.10 to the Registrant’s Form 10-Q dated August 1, 2012 and incorporated herein by this reference.
10.16*	Form of Non-Qualified Stock Option Agreement (Under the Lydall 2012 Stock Incentive Plan) for French employees, filed as Exhibit 10.11 to the Registrant’s Form 10-Q dated August 1, 2012 and incorporated herein by this reference.
10.17*	Form of Non-Qualified Stock Option Agreement (Under the Lydall 2012 Stock Incentive Plan) for German employees, filed as Exhibit 10.12 to the Registrant’s Form 10-Q dated August 1, 2012 and incorporated herein by this reference.
10.18*	Form of Lydall, Inc. Performance Share Award Agreement (Three-Year Period) for U.S. employees, filed as Exhibit 10.5 to the Registrant’s Form 10-Q dated August 1, 2012 and incorporated herein by this reference.
10.19*	Form of Lydall, Inc. Performance Share Award Agreement (Three-Year Period) for French employees, filed as Exhibit 10.6 to the Registrant’s Form 10-Q dated August 1, 2012 and incorporated herein by this reference.
10.20*	Form of Lydall, Inc. Performance Share Award Agreement (Three-Year Period) for German employees, filed as Exhibit 10.7 to the Registrant’s Form 10-Q dated August 1, 2012 and incorporated herein by this reference.

10.21*	Form of Lydall, Inc. Performance Share Award Agreement (One-Year Period), filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K dated February 26, 2010 and incorporated herein by this reference.
10.22	Credit Agreement, dated June 16, 2011, by and between Lydall, Inc., as borrower, and Bank of America, N.A., as lender, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated June 21, 2011 and incorporated herein by this reference.
10.23	Guaranty Agreement, dated June 16, 2011, by and among Lydall Thermal/Acoustical, Inc., Lydall Filtration/Separation, Inc., Lydall International, Inc., and Bank of America, N.A., filed as Exhibit 10.2 to the Registrant’s Form 8-K dated June 21, 2011 and incorporated herein by this reference.
10.24	Security Agreement, dated June 16, 2011 by and between Lydall, Inc., and Bank of America, N.A., filed as Exhibit 10.3 to the Registrant’s Form 8-K dated June 21, 2011 and incorporated herein by this reference.
10.25	Security Agreement, dated June 16, 2011 by and between Lydall Thermal/Acoustical, Inc. and Bank of America, N.A., filed as Exhibit 10.4 to the Registrant’s Form 8-K dated June 21, 2011 and incorporated herein by this reference.
10.26	Security Agreement, dated June 16, 2011 by and between Lydall Filtration/Separation, Inc. and Bank of America, N.A., filed as Exhibit 10.5 to the Registrant’s Form 8-K dated June 21, 2011 and incorporated herein by this reference.
10.27	Security Agreement, dated June 16, 2011 by and between Lydall International, Inc. and Bank of America, N.A., filed as Exhibit 10.6 to the Registrant’s Form 8-K dated June 21, 2011 and incorporated herein by this reference.
14.1	Code of Ethics for the Chief Executive Officer, Senior Financial Officers and All Accounting and Financial Personnel, filed as Exhibit 14.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference. This document can also be accessed on Lydall’s website at www.lydall.com under the Corporate Governance section.
21.1	List of subsidiaries of the Registrant, filed herewith.
23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.
24.1	Power of Attorney, dated February 19, 2013, authorizing Robert K. Julian to sign this report on behalf of each member of the Board of Directors indicated therein, filed herewith.
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lydall, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Lydall, Inc.
February 26, 2013	By: /s/ Robert K. Julian Robert K. Julian Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lydall, Inc. in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dale G. Barnhart Dale G. Barnhart	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2013
/s/ Robert K. Julian Robert K. Julian	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 26, 2013
/s/ James V. Laughlan James V. Laughlan	Chief Accounting Officer, Controller and Treasurer (Principal Accounting Officer)	February 26, 2013
/s/ Robert K. Julian Robert K. Julian Attorney-in-fact for:		February 26, 2013
Kathleen Burdett	Director
W. Leslie Duffy	Chairman of the Board of Directors
Matthew T. Farrell	Director
Marc T. Giles	Director
William D. Gurley	Director
Suzanne Hammett	Director
S. Carl Soderstrom, Jr.	Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Lydall, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of Lydall, Inc and its subsidiaries at December 31, 2012 and December 31, 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

PricewaterhouseCoopers LLP
Hartford, Connecticut
February 26, 2013

Lydall, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
In thousands except per share data	2012	2011	2010
Net sales	$378,924	$383,588	$316,113
Cost of sales	301,117	316,082	262,250
Gross profit	77,807	67,506	53,863
Selling, product development and administrative expenses	57,239	52,937	52,890
Gain on sale of product line	(810)	(1,619)	(2,542)
Operating income from continuing operations	21,378	16,188	3,515
Interest expense	365	880	854
Other expense (income), net	31	(94)	(110)
Income from continuing operations before income taxes	20,982	15,402	2,771
Income tax expense from continuing operations	4,176	6,355	872
Income from continuing operations	16,806	9,047	1,899
Income from discontinued operations, net	—	4,732	740
Net income	$16,806	$13,779	$2,639
Basic earnings per common share:
Continuing operations	$1.01	$0.54	$0.11
Discontinued operations	$—	$0.28	$0.04
Net income	$1.01	$0.82	$0.16
Weighted average common shares outstanding	16,717	16,753	16,672
Diluted earnings per common share:
Continuing operations	$0.99	$0.54	$0.11
Discontinued operations	$—	$0.28	$0.04
Net income	$0.99	$0.82	$0.16
Weighted average common shares and equivalents outstanding	16,973	16,896	16,788

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lydall, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

	For the years ended December 31,
In thousands	2012	2011	2010
Net income	$16,806	$13,779	$2,639
Other comprehensive income (loss):
Change in pension plans, net of income taxes of $1,832, $3,712 and $199	(2,989)	(6,056)	325
Change in fair value of derivative instrument, net of income taxes of $13	—	—	(21)
Foreign currency translation adjustments	1,241	(2,232)	(5,279)
Total other comprehensive loss, net of tax	(1,748)	(8,288)	(4,975)
Comprehensive income (loss)	$15,058	$5,491	$(2,336)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lydall, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands of dollars and shares	2012	2011
Assets
Current assets:
Cash and cash equivalents	$63,623	$30,905
Short-term investment	—	12,015
Accounts receivable (net of allowance for doubtful receivables of $469 and $622, respectively)	47,486	47,258
Inventories	31,292	33,846
Taxes receivable	965	598
Prepaid expenses and other current assets	8,435	6,198
Total current assets	151,801	130,820
Property, plant and equipment, net	76,254	78,939
Goodwill	18,282	18,059
Other intangible assets, net	3,825	4,537
Deferred tax assets	474	798
Other assets, net	1,280	2,032
Total assets	$251,916	$235,185
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$765	$1,035
Accounts payable	29,441	28,163
Accrued payroll and other compensation	10,273	9,031
Accrued taxes	1,728	2,532
Other accrued liabilities	4,143	4,038
Total current liabilities	46,350	44,799
Long-term debt	1,646	2,261
Deferred tax liabilities	3,902	5,240
Benefit plan liabilities	25,080	21,269
Other long-term liabilities	442	764
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock (par value $1.00 per share; authorized 500,000 shares; none issued or outstanding)	—	—
Common stock (par value $0.10 per share; authorized 30,000 shares; issued 23,785 and 23,645 shares, respectively)	2,379	2,365
Capital in excess of par value	58,784	56,214
Retained earnings	201,097	184,291
Accumulated other comprehensive loss	(18,366)	(16,618)
Treasury stock, 6,821 and 6,498 shares of common stock, respectively, at cost	(69,398)	(65,400)
Total stockholders’ equity	174,496	160,852
Total liabilities and stockholders’ equity	$251,916	$235,185

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lydall, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
In thousands	2012	2011	2010
Cash flows from operating activities:
Net income	$16,806	$13,779	$2,639
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations, net of tax	—	(3,857)	—
Gain on sale of product line	(810)	(1,619)	(2,542)
Depreciation and amortization	13,572	14,478	14,407
Amortization of debt issuance costs	110	525	403
Deferred income taxes	(1,649)	1,182	334
Stock based compensation	1,401	1,288	1,354
Impairment and loss on disposition of property, plant and equipment	1,977	198	175
Changes in operating assets and liabilities:
Accounts receivable	(150)	(4,088)	(9,148)
Taxes receivable	(355)	112	2,517
Inventories	2,728	(348)	(11,820)
Prepaid expenses and other assets	620	(843)	552
Accounts payable	1,118	(3,892)	8,508
Accrued taxes	(693)	(667)	2,441
Accrued payroll and other compensation	1,152	573	3,472
Other liabilities, net	(1,422)	(2,164)	(2,574)
Net cash provided by operating activities	34,405	14,657	10,718
Cash flows from investing activities:
Net proceeds from divestiture	—	13,982	—
Acquisitions, net	—	—	276
Proceeds from sale of a product line	1,000	—	4,797
Capital expenditures	(11,404)	(8,884)	(12,001)
Reimbursement of cash from leasing company	—	818	699
Increase in restricted cash	—	(225)	—
Redemption (purchase) of short-term investment	12,015	(12,000)	—
Net cash provided by (used for) investing activities	1,611	(6,309)	(6,229)
Cash flows from financing activities:
Debt proceeds	—	—	4,900
Debt payments	(285)	(255)	(5,129)
Capital lease payments	(771)	(1,294)	(1,177)
Common stock repurchased	(3,998)	(200)	(111)
Excess tax benefit on stock awards	211	—	—
Common stock issued	972	128	113
Net cash used for financing activities	(3,871)	(1,621)	(1,404)
Effect of exchange rate changes on cash	573	(810)	(818)
Increase in cash and cash equivalents	32,718	5,917	2,267
Cash and cash equivalents at beginning of period	30,905	24,988	22,721
Cash and cash equivalents at end of period	$63,623	$30,905	$24,988
Supplemental Schedule for Cash Flow Information
Cash paid (received) during the year for:
Interest	$255	$351	$441
Income taxes	$5,347	$6,308	$(3,012)

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lydall, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2009	23,560	$2,356	$53,394	$167,873	$(3,355)	$(65,089)	$155,179
Net income				2,639			2,639
Other comprehensive loss, net of tax					(4,975)		(4,975)
Stock repurchased						(111)	(111)
Stock issued under employee plans	48	5	54				59
Stock based compensation expense			1,102				1,102
Stock issued to directors	31	3	249				252
Balance at December 31, 2010	23,639	2,364	54,799	170,512	(8,330)	(65,200)	154,145
Net income				13,779			13,779
Other comprehensive loss, net of tax					(8,288)		(8,288)
Stock repurchased						(200)	(200)
Stock issued (cancelled) under employee plans	(18)	(1)	129				128
Stock based compensation expense			1,036				1,036
Stock issued to directors	24	2	250				252
Balance at December 31, 2011	23,645	2,365	56,214	184,291	(16,618)	(65,400)	160,852
Net Income				16,806			16,806
Other comprehensive loss, net of tax					(1,748)		(1,748)
Stock repurchased						(3,998)	(3,998)
Stock issued under employee plans	122	12	960				972
Excess tax benefit on stock awards			211				211
Stock based compensation expense			1,149				1,149
Stock issued to directors	18	2	250				252
Balance at December 31, 2012	23,785	$2,379	$58,784	$201,097	$(18,366)	$(69,398)	$174,496

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lydall, Inc.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Significant Accounting Policies

Business — Lydall, Inc. and its subsidiaries (the “Company” or “Lydall”) design and manufacture specialty engineered filtration media, industrial thermal insulating solutions, automotive thermal and acoustical barriers, medical filtration media and devices and biopharmaceutical processing components for thermal/acoustical, filtration/separation and bio/medical applications.

Principles of consolidation — The Consolidated Financial Statements include the accounts of Lydall, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Estimates and assumptions — The preparation of the Company’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the financial statement dates and the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

Risks and uncertainties  — Worldwide economic cycles affect the markets that the Company’s businesses serve and affect demand for Lydall’s products and impact profitability. Among other factors, disruptions in the global credit and financial markets, including diminished liquidity and credit availability, swings in consumer confidence and spending, unstable economic growth and fluctuations in unemployment rates has caused economic instability that has, and could continue to have, a negative impact on the Company’s results of operations, financial condition and liquidity.

Cash and cash equivalents — Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less at the date of purchase.

Short-term investments — Short-term investments included a certificate of deposit with a banking institution that had an original maturity of six months. The short-term investment was classified as held to maturity and carried on the Consolidated Balance Sheet at amortized cost as of December 31, 2011. At December 31, 2011, the estimated fair value of the investment approximated its amortized cost, and, therefore, there were no significant unrecognized holding gains or losses. This certificate of deposit matured on January 23, 2012 and $12.0 million of proceeds were recorded to cash and cash equivalents.

Concentrations of credit risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. The Company places its cash and cash equivalents and short-term investments in high-quality financial institutions and instruments with a minimum investment grade rating of BBB or better. Concentrations of credit risk with respect to trade accounts receivable are limited by the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies. Foreign and export sales were 46.7% of the Company’s net sales in 2012, 49.9% in 2011, and 50.7% in 2010. Export sales primarily to Europe, Asia, Mexico and Canada were $49.7 million, $47.0 million, and $40.7 million in 2012, 2011, and 2010, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. Sales to the automotive market, included in the Thermal/Acoustical Metals and Thermal/Acoustical Fibers segments, were 65.5% of the Company’s net sales in 2012, 62.0% in 2011, and 57.0% in 2010. Sales to Ford Motor Company (“Ford”) were 18.8%, 16.2%, and 11.1% of Lydall’s 2012, 2011, and 2010 net sales, respectively. Sales to Chrysler Group LLC accounted for 10.0% of Lydall’s net sales in the year ended December 31, 2012. No other customers accounted for more than 10% of total net sales in 2012, 2011 or 2010. At December 31, 2012 and 2011, Ford represented 17.0% and 14.5%, respectively, of total accounts receivable. No other customers accounted for more than 10.0% of total accounts receivable at December 31, 2012 or 2011.

Inventories — Inventories are valued at lower of cost or market, cost being determined using the first-in, first-out (FIFO) cost method. Inventories in excess of requirements for current or anticipated orders have been written down to net realizable value.

Pre-production design and development costs — The Company enters into contractual agreements with certain customers to design and develop molds, dies and tools (collectively, “tooling”). All such tooling contracts relate to parts that the Company will supply to customers under long-term supply agreements. Tooling costs are accumulated in work-in process inventory and are charged to operations as the related revenue from the tooling is recognized. Revenue is recognized as tooling is delivered and accepted by the customer. The Company also may progress bill on certain tooling being constructed. These billings are recorded as progress billings (a reduction of the associated work-in-process inventory) until the appropriate revenue recognition criteria have been met.

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

The following tooling related assets were included in the Consolidated Balance Sheets as of December 31, 2012 and 2011:

	December 31,
In thousands	2012	2011
Inventories, net of progress billings and reserves	$3,482	$3,654
Prepaid expenses and other current assets, net	399	463
Other assets, net	—	334
Total tooling related assets	$3,881	$4,451

Amounts included in “Prepaid expenses and other current assets, net” include the short-term portion of receivables due under contractually guaranteed reimbursement arrangements and amounts included in “Other assets, net” represent the long-term portion of those receivables. Included in the inventory balance was an offset for progress billings of $4.6 million and $2.7 million at December 31, 2012 and 2011, respectively. Company owned tooling is recorded in “Property, plant and equipment, net” and was not material at December 31, 2012 or December 31, 2011.

Property, plant and equipment — Property, plant, and equipment are stated at cost. Assets held under capital leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Property, plant and equipment, including property, plant and equipment under capital leases, are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are depreciated on a straight-line basis over the term of the lease or the life of the asset, whichever is shorter. The cost and accumulated depreciation amounts applicable to assets sold or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any net gain or loss is included in the Consolidated Statements of Operations. Expenses for maintenance and repairs are charged to expense as incurred.

Goodwill and other intangible assets — Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. Goodwill and other intangible assets with indefinite lives are not amortized but are subject to annual impairment tests. All other intangible assets are amortized over their estimated useful lives, which range from 4 to 20 years. In performing impairment tests, the Company considers discounted cash flows and other market factors as best evidence of fair value. There are inherent uncertainties and management judgment required in these analyses.

Valuation of long-lived assets — The Company evaluates the recoverability of long-lived assets, or asset groups, whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Should such evaluations indicate that the related future undiscounted cash flows are not sufficient to recover the carrying values of the assets, such carrying values would be reduced to fair value and this adjusted carrying value would become the assets’ new cost basis. Fair value is determined primarily using future anticipated cash flows that are directly associated with, and that are expected to arise as a direct result of the use and eventual disposition of the asset, or asset group, as well as market conditions and other factors. There are inherent uncertainties and management judgment required in these analyses.

Employer sponsored benefit plans — The Company recognizes the funded status of its domestic defined benefit pension plan. Net benefit obligations are calculated based on actuarial valuations using key assumptions related to discount rates and expected return on plan assets.

Derivative instruments — Derivative instruments are measured at fair value and recognized as either assets or liabilities on the Consolidated Balance Sheet in either current or non-current other assets or other accrued liabilities or other long-term liabilities depending upon maturity and commitment. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in the Consolidated Statement of Operations. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the hedge transaction affects earnings. In general, the types of risks being hedged by the Company are related to the variability of future cash flows caused by changes in foreign currency exchange rates and hedging the impact of variability of foreign exchange rates on recorded intercompany assets or liabilities. Lydall’s objective for entering into derivative instruments has always been for risk management purposes. The Company does not engage in derivative instruments for speculative purposes. Lydall has historically not been a party to a significant number of derivative instruments.

Revenue recognition — The Company recognizes revenue (1) once evidence of an arrangement exists; (2) product delivery has occurred; (3) pricing is fixed or determinable; and (4) collection is reasonably assured. The four criteria required to recognize revenue are considered to be met, and the passage of title to the customer occurs, at the respective FOB point and, therefore, revenue is recognized at that time. The Company’s standard sales and shipping terms are FOB shipping point, therefore, substantially all revenue is recognized upon shipment. However, in limited circumstances, the Company conducts business with certain customers on FOB destination terms and in these instances revenue is recognized upon receipt by the customer. The Company generally does not provide specific customer inspection or acceptance provisions in its sales terms, with the exception of tooling sales discussed in “Pre-production design and development costs” above.

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

Research and development — Research and development costs are charged to expense as incurred and amounted to $7.7 million in 2012, $8.1 million in 2011 and $8.5 million in 2010. Research and development costs were primarily comprised of development personnel salaries, prototype material costs and testing and trials of new products.

Earnings per share — Basic earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock options and stock awards, if such effect is dilutive.

Income taxes — The provision for income taxes is based upon income reported in the accompanying Consolidated Financial Statements. Deferred income taxes reflect the impact of temporary differences between the amounts of income and expense recognized for financial reporting purposes and such amounts recognized for tax purposes. In the event the Company was to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, the Company would record a valuation allowance through a charge to income in the period that such determination was made. Conversely, if the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance and record an increase to income in the period that such determination was made.

Translation of foreign currencies — Assets and liabilities of foreign subsidiaries are translated at exchange rates prevailing on the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Any resulting translation gains or losses are reported in other comprehensive income (loss).

Stock options and share grants — The Company accounts for awards of equity instruments under the fair value method of accounting and recognizes such amounts in the Consolidated Statements of Operations. The Company recognizes expense on a straight-line basis over the vesting period of the entire award. Stock-based compensation expense includes the estimated effects of forfeitures, and such estimates of forfeitures are adjusted over the requisite service period to the extent actual forfeitures differ, or are expected to differ, from such estimates. The effect of changes in estimated forfeitures is recognized in the period of change and also impacts the amount of expense to be recognized in future periods. The Company estimates the fair value of option grants based on the Black Scholes option-pricing model. Expected volatility and expected term are based on historical information. The Company believes that its future volatility and expected term are not likely to materially differ from the Company’s historical stock price volatility and historical exercise data, respectively. Compensation expense for all restricted stock awards is recorded based on the market value of the stock on the grant date and recognized as expense over the vesting period of the award. Compensation expense for performance-based restricted stock is also impacted by the probability of achieving the performance targets.

Recently Adopted Accounting Pronouncements

Effective January 1, 2012, the Company adopted Financial Accounting Standards Board (the “FASB”) ASU No. 2011-05, Presentation of Comprehensive Income (Topic 220). The adoption of this accounting guidance did not have an impact on the Company’s financial position, results of operations or cash flows. As required by the new standard, the Condensed Consolidated Statements of Comprehensive Income is included in the Condensed Consolidated Financial Statements.

Effective January 1, 2012, the Company adopted FASBs ASU No. 2011-04, Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs, which amends ASC 820, Fair Value Measurement. This ASU requires the categorization by level for items that are required to be disclosed at fair value, information about transfers between Level 1 and Level 2 and additional disclosure for Level 3 measurements. In addition, the ASU provides guidance on measuring the fair value of financial instruments managed within a portfolio and the application of premiums and discounts on fair value measurements. The adoption of this accounting guidance did not have an impact on the Company’s consolidated financial statements.

2. Inventories

Inventories as of December 31, 2012 and 2011 were as follows:

	December 31,
In thousands	2012	2011
Raw materials	$12,501	$15,068
Work in process	12,800	11,569
Finished goods	10,549	9,915
	35,850	36,552
Less: Progress billings on tooling inventory	(4,558)	(2,706)
Total inventories	$31,292	$33,846

Included in work in process is gross tooling inventory of $8.0 million and $6.4 million at December 31, 2012 and December 31, 2011, respectively. Tooling inventory, net of progress billings, was $3.5 million and $3.7 million at December 31, 2012 and 2011, respectively.

3. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2012 and 2011 were as follows:

	Estimated Useful Lives	December 31,
In thousands		2012	2011
Land	—	$2,164	$2,143
Buildings and improvements	10 – 35 years	46,033	43,510
Machinery and equipment	5 – 25 years	156,551	146,505
Office equipment	2 – 8 years	32,939	32,682
Vehicles	3 – 6 years	565	581
Assets under capital leases:
Land	—	664	652
Buildings and improvements	10 – 35 years	5,827	5,717
Machinery and equipment	5 – 25 years	—	3,882
		244,743	235,672
Accumulated depreciation		(170,306)	(156,739)
Accumulated amortization of capital leases		(2,646)	(4,479)
		71,791	74,454
Construction in progress		4,463	4,485
Total property, plant and equipment		$76,254	$78,939

Depreciation expense was $12.8 million in 2012, $13.6 million in 2011 and $13.7 million in 2010.

On February 7, 2013, the Board of Directors of the Company approved a change in the Company’s IT software and systems strategy from a previous project, involving an ERP reimplementation, to a project involving an ERP upgrade and some additional applications software. As a result of this change in IT strategy, the Company recorded a $1.8 million asset impairment charge in the quarter ended December 31, 2012. The original project costs were deemed to have no future fair value, and the Board of Director’s decision was in response to conditions that existed at December 31, 2012.

4. Goodwill and Intangible Assets

Gross and net carrying amounts of goodwill at December 31, 2012 and 2011 are as follows:

In thousands	Performance Materials	Thermal/ Acoustical Metals	Other Products and Services	Totals
Goodwill	$13,399	$12,160	$5,787	$31,346
Accumulated amortization/impairment	—	(12,160)	(1,127)	(13,287)
Balance at December 31, 2011	13,399	—	4,660	18,059
Goodwill	13,622	12,160	5,787	31,569
Accumulated amortization/impairment	—	(12,160)	(1,127)	(13,287)
Balance at December 31, 2012	$13,622	$—	$4,660	$18,282

The changes in the carrying amounts of goodwill in 2011 and 2012 are as follows:

In thousands	Performance Materials	Other Products and Services	Totals
Balance at January 1, 2011	$13,522	$4,660	$18,182
Goodwill adjustment	15	—	15
Currency translation adjustment	(138)	—	(138)
Balance at December 31, 2011	13,399	4,660	18,059
Goodwill adjustment	117	—	117
Currency translation adjustment	106	—	106
Balance at December 31, 2012	$13,622	$4,660	$18,282

Goodwill Impairment Testing

During the fourth quarter of 2012, the Company performed its annual impairment analysis of the $13.6 million of goodwill in the Performance Materials reporting unit (PM reporting unit) and $4.7 million of goodwill in the Life Sciences Vital Fluids reporting unit (VF reporting unit), included in OPS.

After considering changes to assumptions used in the Company’s most recent quantitative annual testing, including the capital markets environment, economic conditions, industry trends, changes in results of operations, the magnitude of the excess of fair value over the carrying amount of the PM reporting unit, and other factors, the Company concluded it was not necessary to perform the two-step impairment test for the PM reporting unit as it was not more likely than not that the fair value of the PM reporting unit was less than its carrying value. As a result, the Company concluded that the PM reporting unit goodwill was not impaired.

The Company performed a quantitative two step approach to test the VF reporting unit for impairment due to the results of the 2011 impairment analysis and historical financial results. During 2012, the VF reporting unit met the discounted cash flow projections included in the 2011 income approach calculation, primarily as a result of sales growth. For 2012, the Company used both the income approach and market approach in performing step one of the impairment analysis to estimate the fair value of the VF reporting unit. The Company determined that the VF reporting unit, with $4.7 million of goodwill, had excess fair value over its carrying value, and as a result, step two of the impairment test was not required.

In performing step one of the impairment analysis to estimate the fair value of the VF reporting unit for 2012, the Company used both: (i) the income approach — discounted cash flows, and (ii) the market approach — comparable company analysis. The income approach involved determining the present value of future cash flows from the reporting unit’s projected financial results in 2013 – 2015 and the projected cash flows beyond that three year period computed as the terminal value. The Company believes the income approach was appropriate because it provided a fair value estimate based upon the reporting unit’s expected long-term operations and cash flow performance.

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

Goodwill Associated with Acquisitions and Divestitures

The goodwill adjustment of $0.1 million in 2012 was related to the acquisition of DSM Solutech B.V. (“Solutech”) in December 2008. Lydall is obligated to pay to the Seller payments based on the net revenues of Solutech for a period of five years beginning on December 1, 2008 (“Contingent Consideration”). This Contingent Consideration will equal 4% of Solutech’s net revenues, as defined, during each of the periods. The value of the Contingent Consideration when paid will be added to the original cost of the acquisition and will increase the amount of goodwill previously recorded, as the acquisition occurred prior to the revised guidance issued by the Financial Accounting Standards Board (ASC 805) for business combinations.

Other Intangible Assets

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other intangible assets, net” in the Consolidated Balance Sheets as of December 31, 2012 and 2011:

	December 31, 2012		December 31, 2011
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
License agreements	$860	$(854)	$851	$(721)
Patents	6,522	(2,781)	6,482	(2,182)
Other	272	(194)	269	(162)
Total amortized intangible assets	$7,654	$(3,829)	$7,602	$(3,065)

Amortization of intangible assets for the years ended December 31, 2012, 2011 and 2010 was $0.8 million, $0.9 million and $0.8 million, respectively. Estimated amortization expense for intangible assets is expected to be $0.7 million for the year ending December 31, 2013, and $0.6 million for each of the years ending December 31, 2014 through 2017. As of December 31, 2012, the weighted average useful life of intangible assets was approximately 6 years.

During the fourth quarter of 2012, the Company performed an impairment analysis for long-lived assets at the Company’s Solutech operation, included in the Performance Materials segment. Negative cash flows in 2012 combined with historical operating losses contributed to testing the Solutech asset group for recoverability. Acquisition related intangibles with a remaining useful life of six years primarily comprise the carrying value of the asset group of $4.7 million. Negative cash flows are a result of a delay in commercialization of Solutech products to the market place by Solutech’s customers. To determine the recoverability of the Solutech asset group, the Company completed an undiscounted cash flow analysis and compared it to the asset group carrying value. This analysis was completed over the period 2013 – 2018 and is dependent on the expected increase of net sales over the period when the business has technological exclusivity provided by the intangible assets.

The Company determined that the Solutech asset group had undiscounted cash flow in excess of its carrying value, and as a result, the asset group was not impaired at December 31, 2012. The estimate of undiscounted cash flows of the Solutech long-lived asset group was based on the best information available as of the date of the assessment, which incorporated management assumptions about expected future cash flows, as well as other market information. Based on 2012 developments with Solutech customers and the expectation of sales growth with other OEMs, the Company expects to meet the cash flow forecasts included in the impairment analysis. Future cash flows are dependent on the success of commercialization efforts of Solutech products by OEMs, the quality of Solutech products and technology advancements. Small changes in future operating results, compared to projections in the cash flow analysis, could result in a future non-cash impairment charge to income from operations.

5. Long-term Debt and Financing Arrangements

On June 16, 2011, the Company entered into a $35.0 million senior secured revolving domestic credit facility (“Domestic Credit Facility”) with a financial institution, which replaced the Company’s prior $35.0 million domestic credit facility that was terminated by the Company. The Domestic Credit Facility is secured by substantially all of the assets of the Company. The maturity date for the Domestic Credit Facility is June 15, 2016. The Company had no borrowings under the Domestic Credit Facility during 2012 and no outstanding borrowings at December 31, 2012 or December 31, 2011. At December 31, 2012, the Company has availability of $32.5 million under the Domestic Credit Facility, net of standby letters of credit outstanding of $2.5 million.

The loan agreement governing the Domestic Credit Facility contains a number of affirmative and negative covenants, including financial covenants. The Company is required to meet a minimum fixed charge coverage ratio. The fixed charge coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBITDA, as defined in the loan agreement, to fixed charges may not be less than 1 to 1 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined, as of the end of each fiscal quarter of no greater than 2.5 to 1.0. The Company must also meet a minimum consolidated EBITDA of $15.0 million through September 30, 2014 and $25.0 million thereafter. The Company was in compliance with all covenants at December 31, 2012 and December 31, 2011.

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

On September 30, 2011, the Company, through a foreign subsidiary, entered into a new €8.0 million foreign credit facility (“Foreign Credit Facility”), with €6.0 million available for borrowings and €2.0 million available to fund letters of credit. This Foreign Credit Facility replaced the prior foreign credit facility that expired on September 30, 2011. The Foreign Credit Facility, which has a maturity date of September 30, 2014, was completed with the same group of banking institutions and under similar terms and conditions to those in place under the prior credit facility. At December 31, 2012, the Company’s foreign subsidiaries’ various credit arrangements with banks totaled €9.0 million (approximately $11.9 million) all of which was available for borrowings, primarily restricted to borrowings by the respective foreign subsidiary. The Company’s foreign subsidiaries had no borrowings outstanding on any of its credit arrangements at December 31, 2012. At December 31, 2011, the Company’s foreign subsidiaries had no borrowings outstanding on any of its credit arrangements other than outstanding standby letters of credit.

The Company had a capital lease agreement for a high speed manufacturing line at its German operation, included in the Thermal/Acoustical Metals segment. The lease had monthly principal and interest payments until the first quarter of 2012. The Company purchased the equipment as permitted by the lease agreement. In addition, the Company has a capital lease agreement for the land and building at the St. Nazaire, France operating facility, included in the Thermal/Acoustical Metals segment, requiring monthly principal and interest payments through 2016. The capital lease provides an option for the Company to purchase the land and building at the end of the lease for a nominal amount.

Total outstanding debt consists of:

	Effective Rate	Maturity	December 31,
In thousands			2012	2011
Volksbank Meinerzhagen eG	5.95%	2013	$63	$314
Capital Lease, manufacturing equipment, Meinerzhagen, Germany	4.25%	2012	—	158
Capital Lease, land and building, St. Nazaire, France	5.44%	2016	2,246	2,824
Capital Lease, manufacturing equipment, Hamptonville, North Carolina	5.00%	2017	102	—
			2,411	3,296
Less portion due within one year			(765)	(1,035)
Total long-term debt			$1,646	$2,261

As of December 31, 2012, total debt maturing in 2013, 2014, 2015, and 2016 was $0.8 million, $0.6 million, $0.7 million, and $0.3 million, respectively. There was no debt outstanding that matures after 2017.

The weighted average interest rate on long-term debt was 5.4% for the year ended December 31, 2012, compared with 5.4% for 2011 and 5.3% for 2010.

The fair values of the Company’s long-term debt are determined using discounted cash flows based upon the Company’s estimated current interest cost for similar type borrowings or current market value, which falls under Level 2 of the fair value hierarchy. The carrying values of the long-term debt approximate fair market value.

6. Acquisitions and Divestitures

2011 Transaction

On June 29, 2011, the Company sold its Affinity business for $15.2 million in cash. Affinity designed and manufactured high precision, specialty engineered temperature-control equipment for semiconductor, pharmaceutical, life sciences and industrial applications. The Company recorded a gain on sale, net of transaction costs and income taxes, of $3.9 million. The Consolidated Financial Statements reflect Affinity as a discontinued operation for all periods presented.

The following table is a summary of the results of discontinued operations:

	December 31,
In thousands	2012	2011	2010
Net sales	$—	$13,255	$21,894
Income before income taxes	—	1,374	1,155
Income tax expense	—	499	415
Income from discontinued operations	—	875	740
Gain on sale of discontinued operations, net of tax of $2,229	—	3,857	—
Income from discontinued operations, net of tax	$—	$4,732	$740

2010 Transaction

On June 30, 2010, the Company divested its electrical papers product line business, included in the Performance Materials segment, for total consideration of $5.8 million, of which $4.8 million was paid on June 30, 2010, and the remaining $1.0 million paid on July 2, 2012. This transaction contained multiple deliverables, some of which were delivered on June 30, 2010, while others were delivered in subsequent periods. As part of the sale transaction, the Company transferred its electrical paper products customer list to the buyer, agreed not to compete (the “Non-Compete Agreement”) with the buyer with respect to the manufacture and sale of electrical insulating products for use in the transformer industry for a period of ten years, entered into a contract manufacturing agreement (the “Manufacturing Agreement”) with the buyer pursuant to which the Company was obligated to manufacture and sell electrical paper products to the buyer for a two-year period, and entered into a process technology license agreement (“License Agreement”). Pursuant to the License Agreement, the Company granted the buyer the right to use certain process technology and agreed to provide certain services to the buyer to facilitate the transfer of know-how for the manufacture of electrical paper products.

Gain Recognition

The Company recorded a gross gain on sale of $2.5 million, or a net gain on sale of $1.7 million, after a write-off of $0.8 million of goodwill that was allocated to the electrical papers product line, related to the delivered elements during the quarter ended June 30, 2010, and deferred a gain of $3.2 million as of June 30, 2010. The deferred amount was recognized as income as services under the License Agreement were delivered in periods subsequent to the sale, including the recognition of the remainder of the gain of $0.8 million during 2012, as the Company satisfied its obligations. The Company recognized $1.6 million and $0.8 million of gain during 2011 and 2010, respectively.

This transaction contained multiple deliverables, some of which were delivered on June 30, 2010, while others were delivered in subsequent periods. The Company concluded that on June 30, 2010 it had delivered a customer list and the Non-Compete Agreement, and that future services under the License Agreement remained undelivered. The Company adopted Accounting Standards Update (“ASU”) No. 2009-13, Multiple-Deliverable Revenue Arrangements (“ASU 2009-13”) effective January 1, 2010, which changed the requirements for establishing separate units of accounting in a multiple element arrangement and required the allocation of the arrangement consideration to each deliverable to be based on the estimated selling price, if neither vendor-specific objective evidence nor third-party evidence is available. The Company retroactively applied these standards to the beginning of 2010 for new and materially modified arrangements originating after December 31, 2009. The Company concluded that the customer list and the Non-Compete Agreement together represented one unit of accounting with stand-alone value to the buyer and that the License Agreement represented a separate unit of accounting.

The significant factors and estimates used to determine the estimated selling price of the separate units of accounting included existing and projected cash flows received by the Company from sale of the electrical paper products prior to the transaction. On June 30, 2010, the Company concluded that the estimated selling price of the customer list and the Non-Compete Agreement unit of accounting to be approximately $2.6 million and the License Agreement unit of accounting to be approximately $3.2 million. As a result, the Company recorded a gross gain of $2.6 million related to the delivered elements during the quarter ended June 30, 2010 and deferred $3.2 million, with the deferred amount recognized in income as services under the License Agreement are delivered in subsequent periods. Based upon the terms of the License Agreement, the Company recorded income on a straight-line basis from July 1, 2010 through June 30, 2012 as there was no better discernible pattern of when services will be provided to the buyer.

Under the Manufacturing Agreement the buyer was obligated to purchase its requirements of the electrical paper products from the Company with the exception that the buyer may itself manufacture the products at its own facilities. The Manufacturing Agreement was a separate unit of accounting with stand-alone value and the Company recognized revenue as the Company delivered the products to the buyer.

7. Capital Stock

Preferred stock  — The Company has authorized Serial Preferred Stock with a par value of $1.00. None of the 500,000 authorized shares have been issued.

Common Stock — As of December 31, 2012, 4,600 Lydall stockholders of record held 16,963,844 shares of Common Stock.

Dividend policy — The Company does not pay a cash dividend on its Common Stock. The Company’s Domestic Credit Facility, entered into on June 16, 2011, does not place any restrictions on cash dividend payments, so long as the payments do not place the Company in default.

8. Employer Sponsored Benefit Plan

The Company maintains a domestic defined benefit pension plan, which covers certain domestic Lydall employees, is noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. The plan is closed to new employees and benefits under the pension plan are no longer accruing.

The Company’s funding policy for its domestic defined benefit pension plan is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes.

Plan assets and benefit obligations of the domestic defined benefit pension plan are as follows:

	December 31,
In thousands	2012	2011
Change in benefit obligation:
Net benefit obligation at beginning of year	$52,841	$45,950
Interest cost	2,583	2,589
Actuarial loss	6,561	6,300
Gross benefits paid	(1,965)	(1,998)
Net benefit obligation at end of year	$60,020	$52,841
Change in plan assets:
Fair value of plan assets at beginning of year	$32,643	$32,797
Actual return on plan assets	3,562	(1,328)
Contributions	2,115	3,172
Gross benefits paid	(1,965)	(1,998)
Fair value of plan assets at end of year	$36,355	$32,643
Net benefit obligation in excess of plan assets	$(23,665)	$(20,198)
Balance sheet amounts:
Noncurrent liabilities	$(23,665)	$(20,198)
Total liabilities	$(23,665)	$(20,198)
Amounts recognized in accumulated other comprehensive income, net of tax consist of:
Net actuarial loss	$21,342	$18,466
Net amount recognized	$21,342	$18,466

At December 31, 2012, in addition to the accrued benefit liability of $23.7 million recognized for the Company’s domestic defined benefit pension plan, the Company also had an accrued benefit liability of $1.2 million and accumulated other comprehensive loss, net of tax, related to foreign regulatory labor agreements of $0.2 million.

At December 31, 2011, in addition to the accrued benefit liability of $20.2 million recognized for the Company’s domestic defined benefit pension plan, the Company also had an accrued benefit liability of $0.8 million and accumulated other comprehensive loss, net of tax, related to foreign regulatory labor agreements of $0.1 million.

The domestic defined benefit pension plan liability, net of tax, included in other comprehensive income increased by $2.9 million for the year ended December 31, 2012 and $6.0 million for the year ended December 31, 2011.

Aggregated information for the domestic defined benefit pension plan with an accumulated benefit obligation in excess of plan assets is provided in the tables below:

	December 31,
In thousands	2012	2011
Projected benefit obligation	$60,020	$52,841
Accumulated benefit obligation	$60,020	$52,841
Fair value of plan assets	$36,355	$32,643

Components of net periodic benefit cost for the domestic pension plan:

	December 31,
In thousands	2012	2011	2010
Interest cost	$2,583	$2,589	$2,553
Expected return on plan assets	(2,559)	(2,644)	(2,329)
Amortization of actuarial net loss	918	582	590
Total net periodic benefit cost	$942	$527	$814

It is estimated that $1.1 million of actuarial net loss will be amortized from accumulated other comprehensive loss into net periodic benefit costs for the domestic pension plan in 2013.

The major assumptions used in determining the year-end benefit obligation and annual net cost for the domestic pension plan are presented in the following table:

	Benefit Obligation		Net Cost
For the years ended December 31,	2012	2011	2012	2011	2010
Discount rate	4.16%	5.00%	5.00%	5.74%	5.96%
Expected return on plan assets	7.50%	7.75%	7.75%	8.00%	8.00%

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

Investment management objectives include maintaining an adequate level of diversification to balance market risk and to provide sufficient liquidity for near-term payments of benefits accrued under the domestic pension plan and to pay the expenses of administration. The long-term investment objective of the Trust is to achieve a total return equal to or greater than the Trust’s actuarially assumed rate of return, currently 7.50%. Though it is the intent of the Investment Committee to achieve income and growth, that intent does not include taking extraordinary risks or engaging in investment activities not commonly considered prudent under the standards imposed by ERISA. The Investment Committee defines risk as the probability of not meeting the Trust’s objectives and the probability of not meeting the Trust’s liability requirements. The allowable investments include: exchange-traded stocks, over-the-counter common and preferred stocks, warrants, rights, convertible securities, depository receipts and shares, trust certificates, limited partnership interests, shares of other investment companies, real estate investment trusts and equity participation, obligations of foreign governments, obligations of international agencies, obligations issued by the U.S. government, mortgage related and other asset-backed securities, corporate debt securities, inflation-index bonds issued by corporations, structured notes, delayed funding loans and revolving credit facilities, bank certificates of deposit, debt securities issued by state of local governments, and money market funds. Prohibited investments include: venture capital investments, direct investment in real estate properties, CMO derivatives, hedge funds, Lydall, Inc. securities, and commodities.

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

The following table presents the target allocation of pension plan assets for 2013 and the actual allocation of plan assets as of December 31, 2012 and 2011 by major asset category:

	Target Allocation	Actual Allocation of Plan Assets December 31,
Asset Category	2013	2012	2011
Equity securities:
U.S. Large Cap	18% – 38%	29%	30%
U.S. Mid/Small Cap	4% – 22%	12%	10%
Non-U.S.	15% – 25%	17%	17%
Emerging Markets	3% – 9%	6%	5%
Fixed income securities:
U.S. Bond Funds	12% – 38%	26%	30%
Non-U.S. Bond Funds	2% – 8%	5%	5%
Real estate investment trusts	0% – 8%	1%	—
Cash and cash equivalents	0% – 5%	4%	3%

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

Equity securities, which consist primarily of common stocks, are valued at the closing price reported in the active market in which individuals securities are traded. Short-term cash funds, mutual funds, bond funds and real estate investment trusts are valued at the net asset value of shares held by the plan at year end as reported in the active market in which the funds are traded. Common and collective trusts are stated at their net unit values as reported on by the investment manager of the fund, and are based on the fair value of the underlying assets and liabilities, which are primarily marketable securities with quoted market prices.

The Trust’s purchases and sales of securities are recorded on a trade date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

The following table sets forth by level, within the fair value hierarchy, the Trust’s assets at fair value as of December 31, 2012 and December 31, 2011:

December 31, 2012 In thousands	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. Large Cap	$10,835	$—	$—	$10,835
U.S. Mid/Small Cap	4,256	—	—	4,256
Non-U.S.	6,187	—	—	6,187
Emerging Markets	2,201	—	—	2,201
Fixed income securities:
U.S. Bond Funds	9,487	—	—	9,487
Non-U.S. Bond Funds	1,645	—	—	1,645
Real estate investment trusts	184	—	—	184
Cash and cash equivalents	1,560	—	—	1,560
Total Assets at Fair Value	$36,355	$—	$—	$36,355

December 31, 2011 In thousands	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. Large Cap	$9,958	$—	$—	$9,958
U.S. Mid/Small Cap	3,332	—	—	3,332
Non-U.S.	5,549	—	—	5,549
Emerging Markets	1,636	—	—	1,636
Fixed income securities:
U.S. Bond Funds	5,292	4,353	—	9,645
Non-U.S. Bond Funds	1,493	—	—	1,493
Real estate investment trusts	133	—	—	133
Cash and cash equivalents	897	—	—	897
Total Assets at Fair Value	$28,290	$4,353	$—	$32,643

Estimated Future Contributions and Benefit Payments

The Company expects to contribute approximately $1.2 million in cash to its domestic defined benefit pension plan in 2013.

Estimated future benefit payments for the next 10 years are as follows:

In thousands	2013	2014	2015	2016	2017	2018 – 2022
Benefit payments	$2,106	$2,227	$2,306	$2,350	$2,479	$15,162

Employee Savings Plan

The Company also sponsors a 401(k) Plan. Employer contributions to this plan amounted to $1.6 million in 2012, $1.4 million in 2011, and $0.8 million in 2010. In response to the global economic decline, Lydall suspended its matching contribution to its sponsored 401(k) plan in May 2009 for all non-union domestic employees. The company resumed matching contributions in July 2010. Matching contributions by the Company are made on employee pretax contributions up to five percent of compensation, with the first three percent matched at 100% and the next two percent matched at 50%.

9. Equity Compensation Plans

As of December 31, 2012, the Company’s equity compensation plans consisted of the 2003 Stock Incentive Compensation Plan (the “2003 Plan”) and the 2012 Stock Incentive Plan (the “2012 Plan” and together with the 2003 Plan, the “Plans”) under which incentive and non-qualified stock options and time and performance based restricted shares have been granted to employees and directors from authorized but unissued shares of common stock or treasury shares. The 2003 Plan is not active, but continues to govern all outstanding awards granted under the plan until the awards themselves are exercised or terminate in accordance with their terms. The 2012 Plan, approved by shareholders on April 27, 2012, authorized 1,750,000 shares of common stock for awards. The 2012 Plan also authorizes an additional 1,200,000 million shares of common stock to the extent awards granted under prior stock plans that were outstanding as of April 27, 2012 are forfeited. The 2012 Plan provides for the following type of awards: options, restricted stock, restricted stock units and other stock-based awards.

The Company accounts for the expense of all share-based compensation by measuring the awards at fair value on the date of grant. The Company recognizes expense on a straight-line basis over the vesting period of the entire award. Options issued by the Company under its stock option plans have a term of ten years and generally vest ratably over a period of three to four years. Time-based restricted stock grants are expensed over the vesting period of the award, which is typically four years. The number of performance based restricted shares that vest or forfeit depend upon achievement of certain targets during the performance period. Stock-based compensation expense includes the estimated effects of forfeitures. Compensation expense for performance based awards is recorded based upon management’s assessment of the probability of achieving the performance goals and service period and will be adjusted based upon actual achievement. Stock options issued under the current plan must have an exercise price that may not be less than the fair market value of the Company’s Common Stock on the date of grant. The Plans provide for automatic acceleration of vesting in the event of a change in control of the Company. Upon the exercise of a stock option under its stock option plans, shares are issued from authorized shares or treasury shares held by the Company.

The Company incurred compensation expense of $1.4 million, $1.3 million, and $1.4 million for the years ended December 31, 2012, 2011 and 2010, respectively, for all stock-based compensation plans, including restricted stock awards. No compensation costs were capitalized as part of inventory. The associated tax benefit realized was $0.5 million, $0.3 million, and $0.1 million for the years ended December 31, 2012, 2011 and 2010, respectively.

Stock Options

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:

	2012	2011	2010
Risk-free interest rate	1.4%	2.6%	2.2%
Expected life	5.7 years	5.5 years	5.3 years
Expected volatility	68%	69%	65%
Expected dividend yield	0%	0%	0%

The following is a summary of the option activity as of December 31, 2012 and changes during the year then ended:

In thousands except per share amounts and years

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2011	962	$8.68
Granted	147	$12.99
Exercised	(130)	$7.54
Forfeited/Cancelled	(132)	$8.79
Outstanding at December 31, 2012	847	$9.59	6.1	$4,075
Options exercisable at December 31, 2012	534	$9.13	4.4	$2,831
Expected to Vest at December 31, 2012	299	$10.36	9.0	$1,192

The Company granted 146,500, 177,500 and 200,775 stock options during 2012, 2011 and 2010, respectively. The weighted-average grant-date fair value of options granted during the years 2012, 2011 and 2010 was $7.79, $5.43 and $4.48, respectively. There were 129,675 options exercised in 2012, 35,874 options exercised in 2011 and 15,700 options exercised in 2010. The total intrinsic value for options exercised during 2012 was $0.7 million and the associated tax benefit realized from stock options exercised was $0.2 million. The total intrinsic value for options exercised during 2011 was $0.1 million and the associated tax benefit realized from stock options exercised was minimal. The total intrinsic value and associated tax benefit realized for options exercised in 2010 were minimal. The amount of cash received from the exercise of stock options was $1.0 million in 2012 and $0.1 million during both of the years 2011 and 2010. At December 31, 2012, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.6 million, with a weighted average expected amortization period of 3.2 years.

Restricted Stock

Restricted stock includes both performance-based and time-based awards. Compensation for restricted stock is recorded based on the market value of the stock on the grant date and amortized to expense over the vesting period of the award. The Company granted 114,500, 22,000 and 116,000 shares of performance-based restricted stock during 2012, 2011 and 2010, respectively. The Company granted 73,750 shares of time-based restricted stock in 2012 and none in 2011 or 2010. The weighted average fair value per share of restricted stock granted was $12.56, $5.54 and $7.80 during 2012, 2011 and 2010, respectively. During 2012, 2011 and 2010, respectively, there were 171,369, 59,440 shares and 83,000 shares of restricted stock forfeited. The fair value of awards for which restrictions lapsed during the years ended December 31, 2012, 2011, and 2010 was $0.6 million, $0.6 million and $0.4 million, respectively. At December 31, 2012, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $1.8 million, with a weighted average expected amortization period of 2.3 years.

The following is a summary of the Company’s unvested restricted shares for the year ended and as of December 31, 2012:

In thousands except per share amounts
Outstanding Restricted Shares	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2011	320	$6.25
Granted	188	$12.56
Vested	(47)	$5.33
Forfeited/Cancelled	(171)	$7.57
Outstanding at December 31, 2012	290	$9.71
Expected to Vest at December 31, 2012	279	$10.13

Stock Repurchase Program

In April 2012, the Company’s Board of Directors approved a stock repurchase program (the “2012 Stock Repurchase Program”) which authorized the Company to repurchase up to 1.0 million shares of its common stock.

The Company repurchased 309,667 shares of its common stock at an average price of $12.35 per share for an aggregate purchase price of $3.8 million during the year ended December 31, 2012 under the 2012 Stock Repurchase Program. As of December 31, 2012, there were 690,333 shares remaining and authorized for repurchase under the 2012 Stock Repurchase Program.

10. Segment Information

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

Prior period segment amounts throughout the Notes to the Condensed Consolidated Financial Statements have been reclassified to give effect to the new segment structure. The reclassification of historical business segment information had no impact on the consolidated financial results.

Performance Materials Segment

The Performance Materials segment includes filtration media solutions for air, fluid power, and industrial applications (“Industrial Filtration”), air and liquid life science applications (“Life Sciences Filtration”), and industrial thermal insulation solutions for building products, appliances, and energy and industrial markets (“Industrial Thermal Insulation”).

Industrial Filtration products include LydAir® MG (Micro-Glass) Air Filtration Media, LydAir® MB (Melt Blown) Air Filtration Media, LydAir® SC (Synthetic Composite) Air Filtration Media, and AriosoTM Membrane Composite Media. These products constitute the critical media component of clean-air systems for applications in clean-space, commercial, industrial and residential HVAC, power generation, and industrial processes. Lydall has leveraged its extensive technical expertise and applications knowledge into a suite of media products covering the vast liquid filtration landscape across the engine and industrial fields. The LyPore® Liquid Filtration Media and activated carbon containing ActiPure® Filtration Media series address a variety of application needs in fluid power including hydraulic filters, air-water and air-oil coalescing, industrial fluid processes, diesel filtration and fuel filtration.

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

Thermal/Acoustical Metals Segment

The Thermal/Acoustical Metals segment offers a full range of innovative engineered products to assist in noise and heat abatement within the automotive and transportation sector. Lydall products are found in the underbody (tunnel, fuel tank, exhaust, rear muffler and spare tire) and under hood (engine compartment, turbo charger, and manifolds) of cars, trucks, SUVs, heavy duty trucks and recreational vehicles.

Thermal/Acoustical Metals segment products are stamped metal combinations that provide thermal and acoustical shielding solutions for the global automotive and truck markets. Thermal/Acoustical Metals products include AMS®, which is an all metal shield designed to be used in various vehicle applications, and Direct Exhaust Mount Heat shields, which are mounted to high temperature surfaces like exhaust down-pipes or engine manifolds using aluminized and stainless steel with high performance heat absorbing materials. A recently developed and patented CLD (constraint layer damped) material is a lightweight material with perfect characteristics to reduce vibration and parasitic noise on powertrain mounted heat shields

Thermal/Acoustical Fibers Segment

The Thermal/Acoustical Fibers segment offers a full line of innovative engineered products to assist in noise and heat abatement within the transportation sector. Lydall products are found in the interior (dash insulators), underbody (wheel well, fuel tank, exhaust) and under hood (engine compartment) of cars, trucks, SUVs, heavy duty trucks and recreational vehicles.

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

Net sales by segment and for OPS, as well as reconciling items, to equal to consolidated net sales for the years ended December 31, 2012, 2011, and 2010 were as follows:

Consolidated Net Sales	For the Years Ended December 31,
In thousands	2012	2011	2010
Performance Materials Segment:
Industrial Filtration	$68,379	$72,888	$71,480
Industrial Thermal Insulation	38,449	47,299	38,951
Life Sciences Filtration	11,207	13,872	12,704
Performance Materials Segment net sales	118,035	134,059	123,135
Thermal/Acoustical Metals Segment:
Metal parts	136,276	142,646	110,085
Tooling	17,645	13,290	18,196
Thermal/Acoustical Metals Segment net sales	153,921	155,936	128,281
Thermal/Acoustical Fibers Segment:
Fiber parts	93,519	79,631	49,326
Tooling	917	2,116	2,441
Thermal/Acoustical Fibers Segment net sales	94,436	81,747	51,767
Other Products and Services:
Life Sciences Vital Fluids	16,853	14,670	15,562
Other Products and Services net sales	16,853	14,670	15,562
Eliminations and Other	(4,321)	(2,824)	(2,632)
Consolidated Net Sales	$378,924	$383,588	$316,113

Operating income from continuing operations by segment and for OPS and Corporate Office Expenses for the years ended December 31, 2012, 2011, and 2010 were as follows:

Operating Income from Continuing Operations	For the Years Ended December 31,
In thousands	2012	2011	2010
Performance Materials Segment	$10,400	$18,194	$17,247
Thermal/Acoustical Metals Segment	14,708	15,915	11,853
Thermal/Acoustical Fibers Segment	12,851	(3,055)	(11,407)
Other Products and Services:
Life Sciences Vital Fluids	1,190	(1,040)	(131)
Corporate Office Expenses	(17,771)	(13,826)	(14,047)
Consolidated Operating Income from Continuing Operations	$21,378	$16,188	$3,515

Operating results were impacted by a net gain on sale of a product line in the Performance Materials segment of $0.8 million in 2012, $1.6 million in 2011 and $2.5 million in 2010 and an asset impairment charge in Corporate Office Expenses and the Performance Materials segment of $1.5 and $0.3 million in 2012, respectively.

Total assets by segment and for OPS and the Corporate Office were as follows at December 31, 2012, 2011 and 2010:

Total Assets	December 31,
In thousands	2012	2011	2010
Performance Materials Segment	$74,119	$71,379	$74,895
Thermal/Acoustical Metals Segment	96,019	93,921	95,571
Thermal/Acoustical Fibers Segment	26,830	28,844	27,001
Other Products and Services	11,195	11,064	20,690
Corporate Office	43,753	29,977	12,581
Total Assets	$251,916	$235,185	$230,738

Total capital expenditures and depreciation and amortization by segment and for OPS and the Corporate Office for the years ended December 31, 2012, 2011 and 2010 were as follows:

	Capital Expenditures			Depreciation and Amortization
In thousands	2012	2011	2010	2012	2011	2010
Performance Materials Segment	$5,231	$3,801	$3,825	$5,290	$5,718	$5,340
Thermal/Acoustical Metals Segment	4,063	2,413	2,859	5,019	5,210	5,416
Thermal/Acoustical Fibers Segment	1,033	1,148	4,129	2,324	2,536	2,292
Other Products and Services	128	270	724	596	726	868
Corporate Office	949	1,252	464	343	288	491
Total	$11,404	$8,884	$12,001	$13,572	$14,478	$14,407

Included in the above figures for OPS are immaterial capital expenditures relating to the Affinity business for 2011 and 2010. Depreciation and amortization expense of $0.1 million and $0.2 million relating to the Affinity business are also included in the above figures for 2011 and 2010, respectively.

Net sales by geographic area for the years ended December 31, 2012, 2011 and 2010 and long-lived asset information by geographic area as of December 31, 2012, 2011, and 2010 were as follows:

	Net Sales			Long-Lived Assets
In thousands	2012	2011	2010	2012	2011	2010
United States	$251,695	$239,101	$196,628	$45,979	$48,803	$54,945
France	52,517	58,974	51,079	17,463	17,621	18,757
Germany	71,896	81,424	65,019	13,542	14,065	16,158
Other	2,816	4,089	3,387	1,024	1,280	1,903
Total	$378,924	$383,588	$316,113	$78,008	$81,769	$91,763

Foreign sales are based on the country in which the sales originated (i.e., where the legal entity is domiciled).

Sales to Ford Motor Company in 2012, 2011 and 2010 were $71.2 million, $62.2 million and $35.0 million, respectively and accounted for 18.8%, 16.2% and 11.1% of Lydall’s net sales in the years ended December 31, 2012, 2011 and 2010, respectively. Sales to Chrysler Group LLC were $38.0 million of Lydall’s net sales in the year ended December 31, 2012 and accounted for 10.0% of Lydall’s net sales in the year ended December 31, 2012. These sales were reported in the Thermal/Acoustical Metal and Thermal/Acoustical Fiber segments. No other customers accounted for more than 10.0% of total net sales in 2012, 2011, or 2010.

11. Income Taxes

The provision for income taxes from continuing operations consists of the following:

	For the years ended December 31,
In thousands	2012	2011	2010
Current:
Federal	$3,208	$1,534	$(1,422)
State	265	15	(24)
Foreign	2,352	3,623	1,921
Total Current	5,825	5,172	475
Deferred:
Federal	$(2,031)	$503	$(1,209)
State	(291)	108	666
Foreign	673	572	940
Total Deferred	(1,649)	1,183	397
Provision for income taxes	$4,176	$6,355	$872

The following is a reconciliation of the difference between the actual provision for income taxes from continuing operations and the provision computed by applying the federal statutory tax rate on earnings:

	For the years ended December 31,
In thousands	2012	2011	2010
Statutory federal income tax rate	35.0%	34.0%	34.0%
State income taxes, including valuation allowances	—	1.9	20.7
Valuation allowances for deferred tax assets	(15.5)	2.2	87.8
Foreign dividends	0.9	1.7	30.8
Reserve for tax contingencies	0.1	0.6	(7.5)
Manufacturing deduction	(2.4)	(1.3)	—
France tax law change	1.0	1.8	5.9
IRC section 987 loss	—	—	(143.3)
Other	0.8	0.4	3.1
Effective income tax rate	19.9%	41.3%	31.5%

The other line item above includes mainly non-deductible expenditures such as meals and entertainment and stock based compensation expense for incentive stock options and other non-taxable income and expense items.

The Company’s effective tax rate from continuing operations for 2012 was 19.9% compared to 41.3% in 2011 and 31.5% in 2010. For 2012, the difference between the Company’s effective tax rate from continuing operations and the statutory federal income tax rate was primarily caused by the release of valuation allowances against foreign tax credit carryovers of $3.9 million and state net operating loss carryovers, partially offset by additional valuation allowance against a foreign net deferred tax asset. The $3.9 million reversal of valuation allowances against foreign tax credit carryovers included $2.9 million of foreign tax credits to be used to offset 2012 U.S. federal income taxes and $1.0 million to benefit future periods. The Company’s state income taxes in 2012 were offset by the reversal of valuation allowances against state net operating loss carryovers of $0.5 million as the Company will use certain state net operating loss carryovers to offset 2012 and 2013 state income taxes. During 2012, the Company increased its valuation allowance against a foreign deferred tax asset in the Netherlands by $0.7 million as future realization of such tax benefit was not reasonably assured.

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

For 2010, the Company’s effective tax rate from continuing operations was significantly impacted by a tax benefit of $4.0 million associated with a change in assertion regarding unremitted foreign earnings related to its German branch. This was offset by valuation allowances against foreign tax credit carryovers and state net operating loss carryovers, as future realization was not reasonably assured, that generated tax expense of $3.0 million, and $0.9 million of tax expense associated with dividends from a foreign subsidiary. The impact of those items and a reduction in reserves for tax contingencies contributed to the Company’s effective tax rate from continuing operations differing from the statutory federal income tax rate in 2010.

The following schedule presents net current and net long-term deferred tax assets and liabilities by tax jurisdiction as of December 31, 2012 and 2011:

	2012		2011
	Deferred Tax Assets		Deferred Tax Assets
In thousands	Current	Long-term	Current	Long-term
Federal	$3,862	$—	$1,832	$—
State	348	—	58	—
Foreign	289	474	288	798
Totals	$4,499	$474	$2,178	$798

	2012		2011
	Deferred Tax Liabilities		Deferred Tax Liabilities
In thousands	Current	Long-term	Current	Long-term
Federal	$—	$2,935	$—	$4,491
State	—	205	—	406
Foreign	26	762	32	343
Totals	$26	$3,902	$32	$5,240

Net deferred tax assets (liabilities) consist of the following as of December 31, 2012 and 2011:

	December 31,
In thousands	2012	2011
Deferred tax assets:
Accounts receivable	$108	$106
Inventories	591	733
Net operating loss carryforwards	4,268	4,429
Other accrued liabilities	1,679	1,619
Pension	9,454	8,048
Tax Credits	3,442	6,061
Total deferred tax assets	19,542	20,996
Deferred tax liabilities:
Domestic liability of foreign assets	$448	$766
Intangible assets	6,121	6,015
Property, plant and equipment	8,341	9,379
Total deferred tax liabilities	14,910	16,160
Valuation allowance	3,587	7,132
Net deferred tax assets (liabilities)	$1,045	$(2,296)

For the years ended December 31, 2012, 2011 and 2010, income from continuing operations before income taxes was derived from the following sources:

	For the years ended December 31,
In thousands	2012	2011	2010
United States	$14,573	$4,767	$(4,906)
Foreign	6,409	10,635	7,677
Total income from continuing operations before income taxes	$20,982	$15,402	$2,771

At December 31, 2012, the Company had approximately $4.7 million of foreign net operating loss carryovers in France and $7.5 million of net operating loss carryovers in the Netherlands. The French net operating loss carryforwards have no expiration. The Company concluded it was more likely than not that the French net operating loss carryforwards will be fully realized and no valuation allowance was necessary as of December 31, 2012. The Netherlands’ net operating losses expire between the years 2015 and 2019. The Company has recorded a valuation allowance against the net deferred tax asset in the Netherlands. The Company will continue to monitor the realization criteria based on future operating results.

At December 31, 2012, the Company had approximately $13.5 million of state net operating loss carryforwards which expire between 2014 and 2032. In addition, at December 31, 2012, the Company had $1.4 million of foreign tax credit carryforwards that expire between 2020 and 2021 and $3.2 million of state tax credit carryforwards that expire between 2013 and 2027. As of December 31, 2012, the Company had provided a valuation reserve against the majority of its state net operating loss carryforwards and all of its state tax credit carryforwards. The valuation allowance related to all of these deferred tax assets was required as the Company determined that future realization was not reasonably assured. The Company evaluates and weighs the positive and negative evidence present at each period. In arriving at a conclusion, the Company has given significant weight to future projected earnings and historical earnings.

United States income taxes have not been provided on undistributed earnings of international subsidiaries. It is not practicable to estimate the amount of tax that might be payable. The Company’s intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so.

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, France, Germany and the Netherlands. Within the next fiscal year, the Company expects to conclude certain U.S. federal income tax matters through the year ended December 31, 2009 and it is reasonably expected that net unrecognized benefits of $0.5 million may be recognized. The total amount of net unrecognized tax benefits that would affect the effective tax rate if recognized was $0.7 million as of December 31, 2012. With few exceptions, the Company is no longer subject to U.S. federal examinations for years before 2006, state and local examinations for years before 2002, and non-U.S. income tax examinations for years before 2003.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

In thousands	2012	2011
Unrecognized tax benefits at beginning of year	$870	$822
Increases relating to positions taken in prior periods	336	194
Increases (decreases) relating to current period	14	(48)
Decreases due to settlements with tax authorities	(106)	—
Decreases due to lapse of statute of limitations	(85)	(98)
Unrecognized tax benefits at end of year	$1,029	$870

The Company recognizes the interest accrued and the penalties related to unrecognized tax benefits as a component of tax expense. The total amount of accrued interest and penalties as of December 31, 2012 was $0.1 million.

12. Commitments and Contingencies

Leases

The Company has operating leases that resulted in expense of $4.0 million in 2012, $4.4 million in 2011 and $3.4 million in 2010. These contracts include building, office equipment, vehicle and machinery leases that require payment of property taxes, insurance, repairs and other operating costs.

In 2010 and 2011, the Company entered into operating leases for manufacturing equipment at its North American automotive facility included in the Thermal/Acoustical Fibers segment. As of December 31, 2012, the estimated future minimum payments for this equipment included in the table below are $4.5 million through 2018, or estimated annual payments of approximately $0.7 million to $1.0 million.

The Company has a capital lease agreement for the land and building at the St. Nazaire, France operating facility requiring monthly principal and interest payments until 2016 (See Note 5).

Approximate future minimum lease payments under noncancelable leases are:

	Payments due by period
In thousands	Operating Lease Payments	Capital Lease Payments	Total
2013	$3,014	$805	$3,819
2014	1,888	707	2,595
2015	1,294	707	2,001
2016	1,194	345	1,539
2017	1,081	1	1,082
Thereafter	799	—	799
Total	9,270	2,565	11,835
Interest on capital leases	—	(212)	(212)
Total	$9,270	$2,353	$11,623

Not included in the table above, on February 22, 2013, the Company renewed an operating lease in Yadkinville, NC which will result in estimated future minimum rental payments of $1.9 million until 2018, with estimated annual payments of approximately $0.3 million to $0.4 million.

Commitments and Contingencies

The Company is, from time to time, subject to governmental audits, proceedings and various litigation relating to matters incidental to its business, including product liability, employment matters and environmental claims. While it is not possible to determine the ultimate disposition of each of these proceedings and whether they will be resolved favorably for the Company, the Company expects that the outcome of such proceedings, individually or in the aggregate, will not have a material adverse effect on the consolidated financial position, results of operations or cash flows of the Company.

13. Earnings Per Share

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	For the years ended December 31,
In thousands	2012	2011	2010
Basic average common shares outstanding	16,717	16,753	16,672
Effect of dilutive options and restricted stock awards	256	143	116
Diluted average common shares outstanding	16,973	16,896	16,788

For the years ended December 31, 2012, 2011 and 2010, stock options for 0.2 million, 0.5 million and 0.7 million shares of Common Stock, respectively, were not considered in computing diluted earnings per common share as the stock options were considered anti-dilutive.

14. Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial results for 2012 and 2011. In management’s opinion, all material adjustments necessary to present fairly the information for such quarters have been reflected.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
In thousands except per share data	2012	2011	2012	2011	2012	2011	2012	2011
Net sales	$96,754	$101,673	$97,535	$98,831	$94,167	$93,741	$90,468	$89,343
Gross profit	$19,241	$18,005	$21,993	$18,057	$19,269	14,512	$17,304	$16,932
Income from continuing operations	$3,912	$2,632	$6,592	$2,616	$3,875	1,131	$2,427	$2,668
Net income	$3,912	$2,880	$6,592	$7,100	$3,875	$1,131	$2,427	$2,668
Basic earnings per share:
Continuing operations	$0.23	$0.16	$0.39	$0.16	$0.23	$0.07	$0.15	$0.16
Net income	$0.23	$0.17	$0.39	$0.42	$0.23	$0.07	$0.15	$0.16
Diluted earnings per share:
Continuing operations	$0.23	$0.16	$0.39	$0.15	$0.23	$0.07	$0.14	$0.16
Net income	$0.23	$0.17	$0.39	$0.42	$0.23	$0.07	$0.14	$0.16

As a result of a change in information technology strategy and approach, the Company recorded a $1.8 million asset impairment charge in the quarter ended December 31, 2012 related to impairment of previously capitalized software development costs. (See Note 3)

Net income in each quarter of 2012 was positively impacted by the reversal of valuation allowances associated with foreign tax credit carryovers, impacting the first, second, third and fourth quarters by $0.8 million, $1.3 million, $0.5 million and $1.3 million, respectively. (See Note 11)

During the quarter ended September 30, 2012, the Company identified an error within its Thermal/Acoustical Metals segment related to customer pricing that resulted in the overstatement of consolidated net sales for the quarters ended March 31, 2012 and June 30, 2012 of $0.3 million and $0.2 million, respectively. The correction of this error was recorded as a reduction in net sales and accounts receivable of $0.5 million during the quarter ended September 30, 2012. Also, in the Thermal/Acoustical Metals segment, an additional $0.1 million error was identified in the quarter ended December 31, 2012 which resulted in the overstatement of consolidated cost of sales and accounts payable for the quarter ended September 30, 2012, which was corrected in the quarter ended December 31, 2012. These errors were quantitatively and qualitatively immaterial to all quarters impacted.

The Company divested it Affinity business, included in OPS, and recognized a gain on sale of $3.9 million in the second quarter of 2011 (See Note 6).

15. Recently Issued Accounting Standards

In February 2013, the Financial Accounting Standards Board (“FASB”) issued an accounting standards update requiring new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. The standards update is effective for fiscal years beginning after December 15, 2012. The Company will adopt this standards update and revise its disclosure, as required, beginning with the first quarter of 2013.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends ASC 350, Intangibles-Goodwill and Other. This ASU gives an entity the option to first assess qualitative factors to determine if indefinite-lived intangible assets are impaired. The entity may first determine based on qualitative factors if it is more likely than not that the fair value of indefinite-lived intangible assets are less than their carrying amount. If that assessment indicates no impairment, the quantitative impairment test is not required. This standard is effective for financial statements of periods beginning after September 15, 2012, with early adoption permitted. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements.

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

Schedule II

LYDALL, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2012, 2011 AND 2010

In thousands	Balance at January 1,	Charges to Costs and Expenses	Charges (Deductions) to Other Accounts	Deductions	Balance at December 31,
2012
Allowance for doubtful receivables	$622	$162	$7 [2]	$(322)[1]	$469
Allowance for note receivable	480	—	—	(480)	—	[4]
Tax valuation allowances	7,132	854	—	(4,399)[3]	3,587
2011
Allowance for doubtful receivables	$945	$79	$(75)[2,5]	$(327)[1]	$622
Allowance for note receivable	480	—	—	—	480	[4]
Tax valuation allowances	6,023	1,359	—	(250)[3]	7,132
2010
Allowance for doubtful receivables	$1,333	$258	$(15)[2]	$(631)[1]	$945
Allowance for note receivable	480	—	—	—	480	[4]
Tax valuation allowances	2,874	3,149	—	—	6,023
1	Uncollected receivables written off and recoveries.
2	Foreign currency translation and other adjustments.
3	Reduction to income tax expense.
4	A reserve for $0.5 million was recorded during 2004 for the remaining balance of the note receivable associated with the sale of certain assets of the fiberboard operation in 2001, which was included within “Prepaid expenses and other current assets” on the Consolidated Balance Sheets as of December 31, 2011 and 2010. The receivable was written off against the reserve in 2012.
5	Includes deduction of $66,000 relating to sale of Affinity business in June, 2011.

S-1