Form 10-Q
period 2013-03-31
LYDALL INC /DE/
filed 2013-05-01
CIK 60977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $ .10 par value per share.

Total Shares outstanding April 19, 2013	17,036,907

LYDALL, INC.

Cautionary Note Concerning Factors That May Affect Future Results

Lydall, Inc. and its subsidiaries are hereafter collectively referred to as “Lydall,” the “Company” or the “Registrant.”

This report contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). In general, any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of Section 21E of the Exchange Act. All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current expectations and assumptions relating to the Company’s business, the economy and other future conditions. Forward-looking statements generally can be identified through the use of the words “believes,” “anticipates,” “may,” “plans,” “projects,” “expects,” “estimates,” “forecasts,” “predicts,” “targets,” “signs” and other similar expressions in connection with the discussion of future operating or financial performance. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Forward-looking statements in this Quarterly Report on Form 10-Q include, among others, statements relating to:

•	Overall economic and business conditions and the effects on the Company’s markets;
•	Expected vehicle production in the North American or European markets;
•	Growth opportunities in markets served by the Company’s Performance Materials segment;
•	Product development and new business opportunities;
•	Future strategic transactions, included but not limited to: acquisitions, joint ventures, alliances, licensing agreements and divestitures;
•	Pension plan funding requirements;
•	Future cash flow and uses of cash;
•	Future repurchases of the Company’s Common Stock;
•	Future amounts of stock-based compensation expense;
•	Future earnings and other measurements of financial performance;
•	Future levels of indebtedness and capital spending;
•	The Company’s ability to meet cash operating requirements;
•	The Company’s ability to meet financial covenants in its $35.0 million senior secured domestic revolving credit facility;
•	The expected future impact of recently issued accounting pronouncements upon adoption;
•	Future effective income tax rates and realization of deferred tax assets;
•	Estimates of fair values of long-lived assets used in assessing long-lived assets for possible impairment and;
•	The expected outcomes of contingencies.

All forward-looking statements are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements made in this Quarterly Report on Form 10-Q, in press releases and in other statements made by the Company’s authorized officers. Such risks and uncertainties include, among others, worldwide economic cycles that affect the markets which the Company’s businesses serve could affect demand for the Company’s products and impact the Company’s profitability, disruptions in the global credit and financial markets, including diminished liquidity and credit availability, swings in consumer confidence and spending, unstable economic growth, raw material pricing and supply issues, fluctuations in unemployment rates, and increases in fuel prices, as well as other risks and uncertainties identified in Part II, Item 1A – Risk Factors of this Quarterly Report on Form 10-Q and Part I, Item 1A Risk Factors of Lydall’s Annual Report on Form 10-K for the year ended December 31, 2012.

The forward-looking statements speak only as of the date of the initial filing of this Quarterly Report on Form 10-Q. Lydall does not undertake to update any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Quarter Ended
	March 31,
	2013	2012
	(Unaudited)
Net sales	$99,029	$96,754
Cost of sales	77,664	77,513
Gross profit	21,365	19,241
Selling, product development and administrative expenses	14,848	14,244
Gain on sale of product line	-	(405)
Operating income	6,517	5,402
Interest expense	78	90
Other expense, net	42	43
Income before income taxes	6,397	5,269
Income tax expense	1,905	1,357
Net income	$4,492	$3,912
Earnings per share:
Basic	$0.27	$0.23
Diluted	$0.26	$0.23
Weighted average number of common shares outstanding:
Basic	16,752	16,828
Diluted	17,036	16,981

See accompanying Notes to Condensed Consolidated Financial Statements.

4

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Quarter Ended
	March 31,
	2013	2012
	(Unaudited)
Net income	$4,492	$3,912
Other comprehensive income:
Foreign currency translation adjustments	(2,034)	2,055
Pension liability adjustment, net of tax	165	138
Comprehensive income	$2,623	$6,105

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$57,467	$63,623
Accounts receivable, less allowances (2013 - $459; 2012 - $469)	56,661	47,486
Inventories	37,575	31,292
Prepaid expenses and other current assets	9,438	9,400
Total current assets	161,141	151,801
Property, plant and equipment, at cost	248,917	249,206
Accumulated depreciation	(174,220)	(172,952)
Net, property, plant and equipment	74,697	76,254
Goodwill	18,191	18,282
Other intangible assets	3,564	3,825
Other assets, net	1,276	1,754
Total assets	$258,869	$251,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$683	$765
Accounts payable	33,241	29,441
Accrued payroll and other compensation	8,481	10,273
Accrued taxes	2,292	1,728
Other accrued liabilities	4,954	4,143
Total current liabilities	49,651	46,350
Long-term debt	1,449	1,646
Deferred tax liabilities	4,202	3,902
Benefit plan liabilities	24,937	25,080
Other long-term liabilities	666	442

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Preferred stock	-	-
Common stock	2,386	2,379
Capital in excess of par value	59,964	58,784
Retained earnings	205,589	201,097
Accumulated other comprehensive loss	(20,235)	(18,366)
Treasury stock, at cost	(69,740)	(69,398)
Total stockholders’ equity	177,964	174,496
Total liabilities and stockholders’ equity	$258,869	$251,916

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended
	March 31,
	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net income	$4,492	$3,912
Adjustments to reconcile net income to net cash (used for) provided by operating activities:
Gain on sale of product line	-	(405)
Depreciation and amortization	3,345	3,564
Deferred income taxes	293	16
Stock based compensation	494	366
Changes in operating assets and liabilities:
Accounts receivable	(9,791)	(10,363)
Inventories	(6,681)	(2,348)
Accounts payable	4,135	4,478
Accrued payroll and other compensation	(1,625)	(831)
Accrued taxes	611	1,350
Other, net	1,510	874
Net cash (used for) provided by operating activities	(3,217)	613
Cash flows from investing activities:
Proceeds from maturity of short-term investment	-	12,015
Capital expenditures	(2,463)	(2,962)
Net cash (used for) provided by investing activities	(2,463)	9,053
Cash flows from financing activities:
Debt repayments	(218)	(360)
Common stock issued	653	2
Common stock repurchased	(342)	-
Excess tax benefit on stock awards	103	-
Net cash provided by (used for) financing activities	196	(358)
Effect of exchange rate changes on cash	(672)	553
(Decrease) increase in cash and cash equivalents	(6,156)	9,861
Cash and cash equivalents at beginning of period	63,623	30,905
Cash and cash equivalents at end of period	$57,467	$40,766

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

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the accounts of Lydall, Inc. and its subsidiaries. All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s annual financial statements for the year ended December 31, 2012. The year-end Condensed Consolidated Balance Sheet was derived from the December 31, 2012 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Management believes that all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s consolidated financial position, results of operations and cash flows for the periods reported, have been included. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Adopted Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which amends ASC 210, Balance Sheet. This ASU requires entities to disclose gross and net information about both instruments and transactions eligible for offset in the statement of financial position and those subject to an agreement similar to a master netting arrangement. This would include derivatives and other financial securities arrangements. The effective date was January 1, 2013. The adoption of this ASU had no effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued an accounting standards update requiring new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. The standards update was effective for fiscal years beginning after December 15, 2012. The Company adopted this standards update and revised its disclosure, as required, beginning with the first quarter of 2013. See Note 12 Changes in Accumulated Other Comprehensive Income (Loss).

2. Inventories

Inventories as of March 31, 2013 and December 31, 2012 were as follows:

	March 31,	December 31,
In thousands	2013	2012
Raw materials	$14,579	$12,501
Work in process	14,756	12,800
Finished goods	10,423	10,549
	39,758	35,850
Less: Progress billings	(2,183)	(4,558)
Total inventories	$37,575	$31,292

Included in work in process is gross tooling inventory of $9.6 million and $8.0 million at March 31, 2013 and December 31, 2012, respectively. Tooling inventory, net of progress billings, was $7.4 million and $3.5 million at March 31, 2013 and December 31, 2012, respectively.

3. Goodwill

The Company tests its goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value may exceed its fair value.

The changes in the carrying amount of goodwill by segment as of and for the three months ended March 31, 2013 were as follows:

		Currency
	December 31,	translation	Other	March 31,
In thousands	2012	adjustments	adjustments	2013
Performance Materials	$13,622	$(133)	$42	$13,531
Other Products and Services	4,660	-	-	4,660
Total goodwill	$18,282	$(133)	$42	$18,191

Other adjustments relate to contingent consideration owed to the seller of DSM Solutech B.V. (“Solutech”) which was acquired by the Company in December 2008. The Company is obligated to pay, for a period of five years beginning December 1, 2008, consideration equal to 4.0% of Solutech’s net revenues (included in the Performance Materials segment). These payments increase the amount of goodwill previously recorded, as the acquisition occurred prior to the revised guidance issued by the FASB (ASC 805) for business combinations.

4. Long-term Debt and Financing Arrangements

As of March 31, 2013 and December 31, 2012, the majority of debt outstanding was capital lease obligations. As of March 31, 2013 and December 31, 2012, the Company had no borrowings outstanding under any domestic credit facility, or any credit arrangement entered into by a foreign subsidiary, other than letters of credit.

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

The loan agreement governing the Domestic Credit Facility contains a number of affirmative and negative covenants, including financial covenants. The Company is required to meet a minimum fixed charge coverage ratio. The fixed charge coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBITDA, as defined in the loan agreement, to fixed charges may not be less than 1 to 1 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined, as of the end of each fiscal quarter of no greater than 2.5 to 1.0. The Company must also meet a minimum consolidated EBITDA for the preceding 12 month period of $15.0 million through September 30, 2014 and $25.0 million thereafter. The Company was in compliance with all covenants at March 31, 2013.

The Company expects to fund its cash requirements from existing cash balances, cash generated by operations, and through borrowings, if needed, under its Domestic Credit Facility and foreign credit facilities. As of March 31, 2013, the Company had borrowing availability of $32.5 million under the Domestic Credit Facility net of standby letters of credit outstanding of $2.5 million. As of March 31, 2013, the Company’s foreign subsidiaries had various credit arrangements with banks totaling €9.0 million (approximately $11.5 million) all of which was available for borrowing, primarily restricted to borrowings by the respective foreign subsidiary.

5. Equity Compensation Plans

As of March 31, 2013, the Company’s equity compensation plans consisted of the 2003 Stock Incentive Compensation Plan (the “2003 Plan”) and the 2012 Stock Incentive Plan (the “2012 Plan” and together with the 2003 Plan, the “Plans”) under which incentive and non-qualified stock options and time and performance based restricted shares have been granted to employees and directors from authorized but unissued shares of common stock or treasury shares. The 2003 Plan is not active, but continues to govern all outstanding awards granted under the plan until the awards themselves are exercised or terminate in accordance with their terms. The 2012 Plan, approved by shareholders on April 27, 2012, authorized 1.75 million shares of common stock for awards. The 2012 Plan also authorizes an additional 1.2 million shares of common stock to the extent awards granted under prior stock plans that were outstanding as of April 27, 2012 are forfeited. The 2012 Plan provides for the following type of awards: options, restricted stock, restricted stock units and other stock-based awards.

The Company incurred compensation expense of $0.5 million and $0.4 million for the quarters ended March 31, 2013 and March 31, 2012, respectively, for the Plans, including restricted stock awards. No compensation costs were capitalized as part of inventory.

Stock Options

The following table is a summary of outstanding and exercisable options as of March 31, 2013:

In thousands except per share amounts and years	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at March 31, 2013	772	$9.63	6.1	$4,454
Exercisable at March 31, 2013	463	$9.11	4.4	$2,925
Expected to Vest at March 31, 2013	295	$10.39	8.8	$1,464

There were no stock options granted and 70,649 stock options exercised during the quarter ended March 31, 2013. The amount of cash received from the exercise of stock options was $0.7 million during the quarter ended March 31, 2013. The intrinsic value of stock options exercised was $0.4 million with a tax benefit of $0.1 million during the quarter ended March 31, 2013. There were no stock options granted and 1,250 stock options exercised during the quarter ended March 31, 2012. The amount of cash received from the exercise of stock options during the quarter ended March 31, 2012 and the intrinsic value of the stock options exercised was minimal. At March 31, 2013, the total unrecognized compensation cost related to nonvested stock option awards was approximately $1.4 million, with a weighted average expected amortization period of 3.0 years.

Restricted Stock

Restricted stock includes both performance-based and time-based awards. There were 5,000 time-based restricted shares granted during the quarter ended March 31, 2013. There were 77,290 performance-based restricted shares granted during the quarter ended March 31, 2013, which have a 2015 earnings per share target. During the quarter ended March 31, 2013, there were 61,800 performance-based shares that vested in accordance with Plan provisions. There were no shares granted or vested in the first quarter ended March 31, 2012. At March 31, 2013, there were 319,440 unvested restricted stock awards with total unrecognized compensation cost related to these awards of $2.6 million with a weighted average expected amortization period of 2.3 years.

6. Stock Repurchase Plan

In April 2012, the Company’s Board of Directors approved a stock repurchase program (the “2012 Stock Repurchase Program”) which authorized the Company to repurchase up to 1.0 million shares of its common stock. The Company did not repurchase any stock during the quarter ended March 31, 2013 under the 2012 Stock Repurchase Program. As of March 31, 2013, there were 690,333 shares remaining and authorized for repurchase under the 2012 Stock Repurchase Program.

During the first quarter ended March 31, 2013, the Company purchased 21,224 shares of common stock valued at $0.3 million, through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, which allow the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due.

7. Employer Sponsored Benefit Plans

As of March 31, 2013, the Company maintains a defined benefit pension plan that covers certain domestic Lydall employees (“domestic pension plan”) that is closed to new employees and benefits are no longer accruing. The domestic pension plan is noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in the plan. The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes. The Company expects to contribute approximately $1.2 million in cash to its domestic pension plan in 2013. Contributions of $0.1 million and $0.5 million were made during the first quarters of 2013 and 2012, respectively.

The following is a summary of the components of net periodic benefit cost, which is recorded primarily within selling, product development and administrative expenses, for the domestic pension plan for the quarters ended March 31, 2013 and 2012:

	Quarter Ended
	March 31,
In thousands	2013	2012
Components of net periodic benefit cost
Interest cost	$613	$648
Expected return on assets	(673)	(640)
Amortization of actuarial loss	267	224
Net periodic benefit cost	$207	$232

8. Income Taxes

The Company's effective tax rate for the first quarter of 2013 was 29.8% compared to an effective tax rate of 25.8% in the first quarter of 2012. During the first quarter of 2013, the Company concluded certain U.S. federal income tax matters through the year ended December 31, 2009 and recognized a discrete tax benefit of $0.5 million. The difference in the Company’s effective tax rate for the quarter ended March 31, 2012 compared to statutory federal income tax rates was primarily due a $0.8 million reversal of valuation allowance against foreign tax credit carryovers.

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, France, Germany and the Netherlands. With few exceptions, the Company is no longer subject to U.S. federal examinations for years before 2010, state and local examinations for years before 2002, and non-U.S. income tax examinations for years before 2003.

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

9. Earnings Per Share

For the quarters ended March 31, 2013 and March 31, 2012, basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method as long as their effect is not anti-dilutive.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	Quarter Ended
	March 31,
In thousands	2013	2012
Basic average common shares outstanding	16,752	16,828
Effect of dilutive options and restricted stock awards	284	153
Diluted average common shares outstanding	17,036	16,981

For the quarters ended March 31, 2013 and March 31, 2012, stock options for 0.2 million and 0.4 million shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

10. Segment Information

The Company’s reportable segments are Performance Materials, Thermal/Acoustical Metals, and Thermal/Acoustical Fibers. The Performance Materials segment reports the results of the Industrial Filtration, Industrial Thermal Insulation, and Life Sciences Filtration businesses. The Thermal/Acoustical Metals segment reports the results of Lydall’s automotive business which includes metal parts and related tooling. The Thermal/Acoustical Fibers segment reports the results of Lydall’s automotive business, which includes fiber parts and related tooling. Other Products and Services (“OPS”) includes Life Sciences Vital Fluids.

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

Thermal/Acoustical Metals Segment

The Thermal/Acoustical Metals segment offers a full range of innovative engineered products to assist in noise and heat abatement within the transportation sector. Lydall products are found in the underbody (tunnel, fuel tank, exhaust, rear muffler, and spare tire) and under hood (engine compartment, turbo charger, and manifolds) of cars, trucks, SUV’s, heavy duty trucks and recreational vehicles.

Thermal/Acoustical Metals segment products are stamped metal combinations which provide thermal and acoustical shielding solutions for the global automotive and truck markets. Thermal/Acoustical Metals products include AMS® which is an all metal shield designed to be used in various vehicle applications, and Direct Exhaust Mount Heat shields which are mounted to high temperature surfaces like exhaust down-pipes or engine manifolds using aluminized and stainless steel with high performance heat absorbing metals. A recently developed and patented CLD (constraint layer damped) material is a lightweight material with characteristics to reduce vibration and parasitic noise on powertrain mounted heat shields.

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

The tables below present net sales and operating income by segment for the quarters ended March 31, 2013 and 2012, and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

Consolidated net sales by segment:

	Quarter Ended
	March 31,
In thousands	2013	2012
Performance Materials Segment:
Industrial Filtration	$16,650	$18,176
Industrial Thermal Insulation	8,156	8,731
Life Sciences Filtration	2,677	2,181
Performance Materials Segment net sales	27,483	29,088

Thermal/Acoustical Metals Segment:
Metal parts	33,109	37,808
Tooling	7,093	4,305
Thermal/Acoustical Metals Segment net sales	40,202	42,113

Thermal/Acoustical Fibers Segment:
Fiber parts	27,784	22,146
Tooling	143	26
Thermal/Acoustical Fibers Segment net sales	27,927	22,172

Other Products and Services:
Life Sciences Vital Fluids	4,307	4,231
Other Products and Services net sales	4,307	4,231
Eliminations and Other	(890)	(850)
Consolidated Net Sales	$99,029	$96,754

Operating income by segment:

	Quarter Ended
	March 31,
In thousands	2013	2012
Performance Materials	$1,277	$2,120
Thermal/Acoustical Metals	3,018	5,067
Thermal/Acoustical Fibers	6,154	2,229
Other Products and Services:
Life Sciences Vital Fluids	356	309
Corporate Office Expenses	(4,288)	(4,323)
Consolidated Operating Income	$6,517	$5,402

11. Commitments and Contingencies

From time-to-time, the Company is subject to legal proceedings, claims, investigations and inquiries that arise in the ordinary course of business such as, but not limited to, patent, employment, personal injury, commercial and environmental matters. Although there can be no assurance, the Company is not aware of any matters pending that are expected to be material with respect to the Company’s financial position, results of operations or cash flows.

12. Changes in Accumulated Other Comprehensive Income (Loss)

The following table discloses the changes by classification within accumulated other comprehensive income (loss) for the period ended March 31, 2013:

In thousands	Foreign Currency Translation Adjustment	Defined Benefit Pension Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2012	$3,178	$(21,544)	$(18,366)
Other comprehensive loss	(2,034)	-	(2,034)
Amounts reclassified from accumulated other comprehensive income (a)	-	165	165
Balance at March 31, 2013	$1,144	$(21,379)	$(20,235)

(a)	Amount represents amortization of actuarial losses, a component of net periodic benefit cost, net of $0.1 million tax benefit. See Note 7, Employer Sponsored Benefit Plans.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Thermal/Acoustical Metals (“T/A Metals”) segment and Thermal/Acoustical Fibers (“T/A Fibers”) segment offer a full line of innovative engineered products to assist in noise and heat abatement within the transportation sector. Lydall products are found in the interior (dash insulators), underbody (wheel well, fuel tank, exhaust) and under hood (engine compartment) of cars, trucks, SUV’s, heavy duty trucks and recreational vehicles. Lydall’s patented products include organic and inorganic fiber composites (fiber parts) as well as metal combinations (metal parts).

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

First Quarter 2013 Highlights

Below are financial highlights comparing Lydall’s quarter ended March 31, 2013 (“Q1 2013”) results to its quarter ended March 31, 2012 (“Q1 2012”) results:

•	Net sales were $99.0 million, an increase of $2.3 million, or 2.4%, compared to Q1 2012;
•	Gross margin increased to 21.6%, compared to 19.9%, principally caused by improvement in the Thermal/Acoustical Fibers segment;
~~•~~	Selling, product development and administrative expenses were $14.8 million, or 15.0% of net sales, compared to $14.2 million, or 14.7%, primarily due to increases in new product development;
•	Operating income was $6.5 million, or 6.6% of net sales, compared to operating income of $5.4 million, or 5.6% of net sales;
-	Operating income in the first quarter 2013 included $1.8 million, or 1.8% of net sales, related to a completed pricing negotiation and a non-recurring customer project.
-	Operating income in the first quarter of 2012 included a gain of $0.4 million from services provided under a license agreement.
•	Effective tax rate of 29.8%, compared to an effective tax rate of 25.8% in Q1 2012;
-	Q1 2013 included a discrete tax benefit of $0.5 million, or $0.03 per share, related to the conclusion of certain U.S. federal income tax matters through the year ended December 31, 2009.
-	Q1 2012 included a tax benefit of $0.8 million, or $0.05 per share, for the reversal of valuation allowance against foreign tax credit carryovers.
•	Net income was $4.5 million, or $0.26 per share, compared to $3.9 million, or $0.23 per share.

Operational and Financial Overview

Net sales for the first quarter of 2013 increased by $2.3 million, or 2.4%, compared to the first quarter of 2012, primarily from higher sales volumes, and to a lesser extent, a completed pricing negotiation. Net sales from a first quarter 2013 non-recurring customer project were essentially offset by lower net sales of electrical paper products in the first quarter of 2013 due to the sale of a product line in a prior year.

In the T/A Fibers segment, higher net sales of $5.8 million, or 26.0%, compared to the same quarter a year ago, were the result of increased consumer demand for vehicles in North America on Lydall’s platforms, a completed pricing negotiation and a non-recurring customer project. This increase was offset by decreases in net sales volumes from the T/A Metals segment of $1.9 million, or 4.5%, and the Performance Materials segment by $1.6 million, or 5.5%, compared to the first quarter of 2012. Lower net sales for both segments were primarily due to economic conditions in Europe negatively impacting demand for Industrial Filtration products in the Performance Materials segment and automotive parts in the T/A Metals segment.

Operating income increased by $1.1 million in the first quarter of 2013, compared to the first quarter of 2012, primarily driven by the T/A Fibers segment which reported an increase of $3.9 million, partially offset by reductions in T/A Metals and Performance Materials segments operating income of $2.0 million and $0.8 million, respectively.

The T/A Fibers segment realized increased gross profit and gross margin from higher net sales, a change in the mix of sales, and reductions in scrap, material usage and labor costs. Additionally, gross profit and operating income in the first quarter of 2013 included a completed pricing negotiation and a non-recurring customer project which contributed to an increase in operating income of $1.8 million compared to the first quarter 2012. Lower operating income in the T/A Metals segment was due to lower net sales and the unfavorable mix in sales between automotive parts and tooling, as higher margin automotive parts net sales decreased by $4.7 million in the first quarter of 2013 compared to the first quarter of 2012. Also, operating income for the T/A Metals segment was negatively impacted by unfavorable absorption of fixed overhead costs and increases in selling expenses and administrative salaries and benefits expenses. The decrease of $0.8 million in Performance Materials segment operating income was caused by lower net sales in the first quarter of 2013 and a gain of $0.4 million from services provided under a license agreement in the first quarter of 2012.

Liquidity

At March 31, 2013, the majority of debt outstanding was capital lease obligations. The Company had a cash balance of $57.5 million and no borrowings under any credit facility other than letters of credit. The Company expects to fund its cash requirements from existing cash balances, cash generated by operations and from available borrowings, as needed, under its $35.0 million senior secured domestic revolving credit facility (“Domestic Credit Facility”) and foreign credit facilities. As of March 31, 2013, the Company had borrowing availability of $32.5 million under the Domestic Credit Facility net of standby letters of credit outstanding of $2.5 million. As of March 31, 2013, the Company’s foreign subsidiaries had various credit arrangements with banks totaling €9.0 million (approximately $11.5 million) all of which was available for borrowing, primarily restricted to borrowings by the respective foreign subsidiary.

Outlook

Unstable economic conditions in Europe resulted in lower demand for Industrial Filtration products in the Performance Materials segment and automotive parts in the T/A Metals segment during the first quarter of 2013. Despite the continued uncertainty in the macro-economic environment, the Company remains cautiously optimistic going into the second quarter of 2013. The Company is seeing signs of improved demand in Europe for Industrial Filtration products and expects to continue to benefit from strong demand in North America for automotive parts.

Results of Operations

Note: All of the following tabular comparisons, unless otherwise indicated, are for the quarters ended March, 31 2013 (Q1-13) and March 31, 2012 (Q1-12).

Net Sales

	Quarter Ended
In thousands	Q1-13	Q1-12	Percent Change
Net sales	$99,029	$96,754	2.4%

Net sales for the current quarter increased $2.3 million, or 2.4%, compared to the first quarter of 2012. In the T/A Fibers segment, higher sales volumes resulted in improved net sales of $5.8 million, or 26.0%, compared to the same quarter a year ago. This was offset by decreases in net sales volumes from the Performance Materials segment of $1.6 million, or 5.5%, and the T/A Metals segment of $1.9 million, or 4.5%, compared to the first quarter of 2012. Net sales from the Life Sciences Vital Fluids business of $4.3 million, in the first quarter of 2013, were essentially flat with the first quarter of 2012.

Gross Profit

	Quarter Ended
In thousands	Q1-13	Q1-12	Percent Change
Gross profit	$21,365	$19,241	11.0%
Gross margin	21.6%	19.9%

Gross margin for the first quarter of 2013 was 21.6% compared to 19.9% in the first quarter of 2012. This increase was from higher T/A Fibers segment gross margin due higher net sales, change in mix of product sales, reductions in scrap, material usage and labor costs as well as from $1.8 million of gross profit from a T/A Fibers segment completed pricing negotiation and a non-recurring customer project in the first quarter of 2013. Partially offsetting the increase in gross margin was lower gross margin from the T/A Metals segment due to lower net sales resulting in lower absorption of fixed overhead costs, changes in mix of product sales, and higher raw material costs. There was no significant change in the gross margin related to the Performance Materials segment in first quarter of 2013 compared to the first quarter of 2012.

Selling, Product Development and Administrative Expenses

	Quarter Ended
In thousands	Q1-13	Q1-12	Percent Change
Selling, product development and administrative expenses	$14,848	$14,244	4.2%
Percentage of sales	15.0%	14.7%

The increase in selling, product development and administrative expenses for the quarter ended March 31, 2013 compared to the same period of 2012 was due to increases in new product development costs of $0.4 million, salaries and wages of $0.4 million, and accrued incentive compensation of $0.2 million, partially offset by lower professional services expenses of $0.5 million.

Gain On Sale of Product Line

	Quarter Ended
In thousands	Q1-13	Q1-12	Percent Change
Gain on sale of product line	$-	$405	(100.0)%

On June 30, 2010, the Company divested its electrical papers product line business. This transaction contained multiple deliverables, some of which were delivered on June 30, 2010, while others were delivered in subsequent periods through June 30, 2012. The Company recognized $0.4 million of gain in the first quarter of 2012 for services provided under a license agreement associated with the electrical papers product line divestiture.

Interest Expense

	Quarter Ended
In thousands	Q1-13	Q1-12	Percent Change

Interest expense	$78	$90	(13.3)%
Weighted average interest rate	5.5%	5.4%

The decrease in interest expense for the first quarter of 2013 compared to the same period of 2012 was due to lower average principal balances on capital lease obligations.

Other Income/Expense

Other income and expense for the quarters ended March 31, 2013 and 2012 consisted of insignificant activity related to foreign exchange transaction gains and losses and interest income.

Income Taxes

The Company's effective tax rate for the first quarter of 2013 was 29.8% compared to an effective tax rate of 25.8% in the first quarter of 2012. During the first quarter of 2013, the Company concluded certain U.S. federal income tax matters through the year ended December 31, 2009 and recognized a discrete tax benefit of $0.5 million. The difference in the Company’s effective tax rate for the quarter ended March 31, 2012 compared to statutory federal income tax rates was primarily due to a $0.8 million reversal of valuation allowance against foreign tax credit carryovers.

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, France, Germany and the Netherlands. With few exceptions, the Company is no longer subject to U.S. federal examinations for years before 2010, state and local examinations for years before 2002, and non-U.S. income tax examinations for years before 2003.

The Company’s effective tax rate for the year ended December 31, 2013 is expected to be between 35% and 37%. The Company’s effective tax rates in future periods could be affected by earnings being lower or higher than anticipated in countries where tax rates differ from the United States federal rate, the relative impact of permanent tax adjustments on higher or lower earnings from domestic operations, changes in net deferred tax asset valuation allowances, completion of acquisitions or divestitures, changes in tax rates or tax laws and the completion of tax audits.

Segment Results

The following tables presents sales and operating income information for the key product and service groups included within each operating segment and other products and services for the quarter ended March 31, 2013 compared with the quarter ended March 31, 2012:

Net sales by segment:

	Quarter Ended
In thousands	Q1-13	Q1-12	Dollar Change
Performance Materials Segment:
Industrial Filtration	$16,650	$18,176	$(1,526)
Industrial Thermal Insulation	8,156	8,731	(575)
Life Sciences Filtration	2,677	2,181	496
Performance Materials Segment net sales	27,483	29,088	(1,605)
Thermal/Acoustical Metals Segment:
Metal parts	33,109	37,808	(4,699)
Tooling	7,093	4,305	2,788
Thermal/Acoustical Metals Segment net sales	40,202	42,113	(1,911)
Thermal/Acoustical Fibers Segment:
Fiber parts	27,784	22,146	5,638
Tooling	143	26	117
Thermal/Acoustical Fibers Segment net sales	27,927	22,172	5,755
Other Products and Services:
Life Sciences Vital Fluids	4,307	4,231	76
Other Products and Services net sales	4,307	4,231	76
Eliminations and Other	(890)	(850)	(40)
Consolidated Net Sales	$99,029	$96,754	$2,275

Operating income by segment:

	Quarter Ended
	Q1-13		Q1-12
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$1,277	4.6%	$2,120	7.3%	$(843)
Thermal/Acoustical Metals	3,018	7.5%	5,067	12.0%	(2,049)
Thermal/Acoustical Fibers	6,154	22.0%	2,229	10.1%	3,925
Other Products and Services:
Life Sciences Vital Fluids	356	8.3%	309	7.3%	47
Corporate Office Expenses	(4,288)		(4,323)		35
Consolidated Operating Income	$6,517	6.6%	$5,402	5.6%	$1,115

Performance Materials

Segment net sales were $27.5 million in the first quarter of 2013, a decrease of $1.6 million, or 5.5%, compared to net sales of $29.1 million in the first quarter of 2012. Lower demand for Industrial filtration products of $1.5 million, primarily as a result of volatile economic conditions in Europe, contributed to the decrease in segment net sales. Industrial Thermal Insulation net sales decreased by $0.6 million in the first quarter of 2013, compared to the same quarter of 2012. This reduction was a result of the Company selling the electrical papers product line to a customer in a prior year resulting in lower first quarter 2013 net sales, partially offset by increased net sales of cryogenic products. Life Sciences Filtration products net sales increased by $0.5 million, in the current quarter compared to the first quarter of 2012, primarily from greater demand for water application products.

The segment reported operating income of $1.3 million, in the first quarter of 2013, or 4.6% of net sales, compared to operating income of $2.1 million, or 7.3% of net sales, in the first quarter of 2012. Operating income in the first quarter of 2012 included a $0.4 million gain from services provided to the buyer of the electrical papers product line in accordance with the terms of a license agreement. The remaining decrease in operating income was the result of lower net sales of $1.6 million in the first quarter of 2013 compared to the first quarter of 2012.

Thermal/Acoustical Metals

In the first quarter of 2013, segment net sales of $40.2 million were $1.9 million lower than the first quarter of 2012. Automotive parts net sales decreased by $4.7 million, or 12.4%, compared to the first quarter of 2012 primarily due to decreased demand from customers served by the Company’s European automotive operations. Continued economic uncertainty in Europe has resulted in lower demand for automobiles by consumers. Tooling net sales in the first quarter of 2013 increased $2.8 million, or 64.8%, compared to the first quarter of 2012 due to timing of new product launches.

For the first quarter of 2013, operating income for the segment was $3.0 million, or 7.5% of net sales, compared to $5.1 million, or 12.0% of net sales, in the first quarter of 2012. Contributing to the decrease in operating income was unfavorable mix in sales between automotive parts and tooling. Net sales of higher margin automotive parts decreased by $4.7 million in the first quarter of 2013 compared to the first quarter of 2012. Lower net sales also contributed to unfavorable absorption of fixed overhead costs. Selling, product development and administrative costs increased by $0.4 million in the first quarter of 2013 compared to the first quarter of 2012 primarily due to increases in selling expenses and administrative salaries and benefits expenses.

Thermal/Acoustical Fibers

Segment net sales increased by $5.8 million, or 26.0%, compared to the first quarter of 2012. Automotive parts net sales increased by $5.7 million, or 25.5%, compared to the first quarter of 2012. This increase was driven by higher consumer demand for vehicles in North America on Lydall’s existing platforms and new platform awards as well as net sales from a completed pricing negotiation and a non-recurring customer project. Tooling net sales in the first quarter of 2013 increased $0.1 million compared to the first quarter of 2012 due to timing of new product launches.

The segment reported operating income in the first quarter of 2013 of $6.2 million, or 22.0% of net sales, compared to operating income of $2.2 million, or 10.1% of net sales, in the first quarter of 2012. This increase was due to higher net sales and improved gross margin realized from the mix of sales and reductions in scrap, material usage and labor costs and to a lesser extent $1.8 million related to a completed pricing negotiation and a non-recurring customer project.

Other Products and Services

Life Sciences Vital Fluids net sales for the quarter ended March 31, 2013 increased $0.1 million, or 1.8%, compared to the same quarter a year ago, primarily due to price increases.

Life Sciences Vital Fluids operating income was $0.4 million, or 8.3% of net sales, for the quarter ended March 31, 2013, compared to operating income of $0.3 million, or 7.3% of net sales, for the first quarter of 2012. This improvement was primarily due to higher net sales.

Corporate Office Expenses

Corporate office expenses were $4.3 million in the first quarter of 2013, essentially flat with the first quarter of 2012. Increases in salaries expense and accrued incentive compensation aggregating to $0.4 million were offset by lower professional services expenses.

Liquidity and Capital Resources

The Company assesses its liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. The principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect the overall management of liquidity include capital expenditures, investments in businesses, strategic transactions, income tax payments, outcomes of contingencies, pension funding and availability of lines of credit and long-term financing. The Company manages worldwide cash requirements by considering available funds among domestic and foreign subsidiaries. The Company expects to finance its 2013 operating cash and capital spending requirements from existing cash balances, cash provided by operating activities and through borrowings under its existing credit agreements, as needed.

Financing Arrangements

As of March 31, 2013 and December 31, 2012, the majority of debt outstanding was capital lease obligations. As of March 31, 2013 and December 31, 2012, the Company had no borrowings outstanding under any domestic credit facility, or any credit arrangement entered into by a foreign subsidiary, other than letters of credit.

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

The loan agreement governing the Domestic Credit Facility contains a number of affirmative and negative covenants, including financial covenants. The Company is required to meet a minimum fixed charge coverage ratio. The fixed charge coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBITDA, as defined in the loan agreement, to fixed charges may not be less than 1 to 1 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined, as of the end of each fiscal quarter of no greater than 2.5 to 1.0. The Company must also meet a minimum consolidated EBITDA of $15.0 million through September 30, 2014 and $25.0 million thereafter. The Company was in compliance with all covenants at March 31, 2013.

As of March 31, 2013, the Company had borrowing availability of $32.5 million under the Domestic Credit Facility net of standby letters of credit outstanding of $2.5 million. As of March 31, 2013, the Company’s foreign subsidiaries had various credit arrangements with banks totaling €9.0 million (approximately $11.5 million) all of which was available for borrowing, primarily restricted to borrowings by the respective foreign subsidiary.

Operating Cash Flows

Net cash used by operating activities in the first quarter of 2013 was $3.2 million compared with net cash provided by operating activities of $0.6 million in the first quarter of 2012. In the first quarter of 2013 compared to the same period for 2012, net income improved by $0.6 million primarily due to improved operating income from the Thermal/Acoustical Fibers segment. Since December 31, 2012, net operating assets and liabilities increased by $11.8 million, primarily due to increases in accounts receivable of $9.8 million and inventory of $6.7 million, partially offset by higher accounts payable of $4.1 million due to timing of inventory purchases. The increase in accounts receivable was due to higher net sales in the last half of the first quarter of 2013 compared to the last half of the fourth quarter of 2012. The increase in inventory of $6.7 million in 2013 was largely due to an increase in tooling inventory of $3.9 million in preparation of new part launches and increased production activity in the first quarter of 2013.

Investing Cash Flows

In the first quarter of 2013, net cash used for investing activities was $2.5 million compared to net cash provided by investing activities of $9.1 million in the first quarter of 2012. Capital expenditures were $2.5 million during the first quarter of 2013, compared with $3.0 million for the same period of 2012. Capital spending for full-year 2013 is expected to be approximately $14.0 million to $15.0 million. In the first quarter of 2012, the Company redeemed its $12.0 million dollar short term investment, which was purchased in 2011.

Financing Cash Flows

In the first quarter of 2013, net cash provided by financing activities was $0.2 million compared to net cash used of $0.4 million in the first quarter of 2012. Debt repayments were $0.2 million and $0.4 million for the first quarters of 2013 and 2012, respectively. The Company received $0.7 million from the exercise of stock options in 2013, compared to minimal activity in the first quarter of 2012. The Company acquired $0.3 million in company stock through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the company’s equity compensation plan, which allows the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due. There were no shares acquired in the first quarter of 2012.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Footnote 1 of the “Notes to Consolidated Financial Statements” and Critical Accounting Estimates in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the quarter ended March 31, 2013.

During the fourth quarter of 2012, the Company performed an impairment analysis for long-lived assets at the Company’s DSM Solutech B.V. (“Solutech”) operation, included in the Performance Materials segment. Negative cash flows in 2012 combined with historical operating losses contributed to testing the Solutech asset group for recoverability. Negative cash flows were a result of a delay in commercialization of Solutech products to the market place by Solutech’s customers. The Company determined that the Solutech asset group had undiscounted cash flow in excess of its carrying value, and as a result, the asset group was not impaired at December 31, 2012. The estimate of undiscounted cash flows of the Solutech long-lived asset group was based on the best information available as of the date of the assessment, which incorporated management assumptions about expected future cash flows, as well as other market information. Based on developments with Solutech customers and the expectation of sales growth with other OEMs, the Company expects to meet the cash flow forecasts included in the impairment analysis. Future cash flows are dependent on the success of commercialization efforts of Solutech products by OEMs, the quality of Solutech products and technology advancements. Small changes in future operating results, compared to projections in the cash flow analysis, could result in a future non-cash impairment charge to income from operations.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risks from those disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer (the “CEO”) and Executive Vice President and Chief Financial Officer (the “CFO”), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e)). Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of March 31, 2013. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management of the Company, with the participation of its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Change in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting during the quarter ended March 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to legal proceedings, claims, investigations and inquiries that arise in the ordinary course of business such as, but not limited to, patent, employment, personal injury, commercial, and environmental matters. Although there can be no assurance, the Company is not aware of any matters pending that are expected to be material with respect to the Company’s financial position, results of operations or cash flows.

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

On April 27, 2012, the Company’s Board of Directors approved a stock repurchase program under which the Company may purchase up to 1.0 million shares. During the three months ended March 31, 2013, no shares were repurchased under the stock repurchase program. As reflected in the following table, during the three months ended March 31, 2013, the Company acquired 21,224 shares, with an average price paid per share of $16.07, through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation, plans which allow the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due:

Period	Total Number of Shares Purchased(1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

January 1, 2013 - January 31, 2013	-	-	-	690,333
February 1, 2013 - February 28, 2013	21,224	$16.07	-	690,333
March 1, 2013 - March 31, 2013	-	-	-	690,333
	21,224	$16.07	-	690,333

(1)	Represents shares acquired and retained by the Company to satisfy tax withholding liability associated with awards under the Company’s equity compensation plans. These shares were not repurchased pursuant to the Company’s stock repurchase program.

Item 5.	Other Information

Submission of Matters to a Vote of Security Holders

The Company’s Annual Meeting of Stockholders was held on April 26, 2013. Stockholders voted on three proposals presented to them for consideration:

1.)	Election of Nominees to the Board of Directors

Stockholders elected eight Directors to serve until the next Annual Meeting to be held in 2014 and until their successors are duly elected and qualified. The results of the voting were as follows:

	For	Withheld	Broker Non-Votes
Dale G. Barnhart	14,103,838	163,821	1,256,366
Kathleen Burdett	14,108,378	159,281	1,256,366
W. Leslie Duffy	14,070,317	197,342	1,256,366
Matthew T. Farrell	14,111,644	156,015	1,256,366
Marc T. Giles	14,117,889	149,770	1,256,366
William D. Gurley	14,111,805	155,854	1,256,366
Suzanne Hammett	14,083,287	184,372	1,256,366
S. Carl Soderstrom, Jr.	14,110,758	156,901	1,256,366

2.)	Advisory Vote on Executive Compensation

Stockholders voted to approve the executive compensation of the Company’s named executive officers. The results of the voting were as follows:

For:	13,810,175
Against:	67,424
Abstain:	390,060
Broker Non-Votes:	1,256,366

3.)	Ratification of Appointment of Independent Auditors

Stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for fiscal year 2013. The results of the voting were as follows:

For:	15,426,598
Against:	97,248
Abstain:	179

Item 6.	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

May 1, 2013	By:	/s/ Robert K. Julian
Robert K. Julian Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

LYDALL, INC.

Index to Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

