Form 10-Q
period 2013-06-30
LYDALL INC /DE/
filed 2013-08-01
CIK 60977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

Form 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $ .10 par value per share.

Total Shares outstanding July 19, 2013	16,749,723

LYDALL, INC.

Lydall, Inc. and its subsidiaries are hereafter collectively referred to as “Lydall,” the “Company” or the “Registrant.” Lydall and its subsidiaries’ names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Lydall and its subsidiaries.

Cautionary Note Concerning FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of the Exchange Act. All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current expectations and assumptions relating to the Company’s business, the economy and other future conditions. Forward-looking statements generally can be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “forecasts,” “predicts,” “targets,” “prospects,” “strategy,” “signs” and other words of similar meaning in connection with the discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash and other measures of financial performance. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Forward-looking statements in this Quarterly Report on Form 10-Q include, among others, statements relating to:

•	Overall economic and business conditions and the effects on the Company’s markets;
•	Expected vehicle production in the North American or European markets;
•	Growth opportunities in markets served by the Company’s Performance Materials segment;
•	Product development and new business opportunities;
•	Future strategic transactions, including but not limited to: acquisitions, joint ventures, alliances, licensing agreements and divestitures;
•	Pension plan funding requirements;
•	Future cash flow and uses of cash;
•	Future repurchases of the Company’s Common Stock;
•	Future amounts of stock-based compensation expense;
•	Future earnings and other measurements of financial performance;
•	Future levels of indebtedness and capital spending;
•	The Company’s ability to meet cash operating requirements;
•	The Company’s ability to meet financial covenants in its $35.0 million senior secured domestic revolving credit facility;
•	The expected future impact of recently issued accounting pronouncements upon adoption;
•	Future effective income tax rates and realization of deferred tax assets;
•	Estimates of fair values of long-lived assets used in assessing long-lived assets for possible impairment; and
•	The expected outcomes of legal proceedings and other contingencies.

All forward-looking statements are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements made in this Quarterly Report on Form 10-Q, in press releases and in other statements made by the Company’s authorized officers. Such risks and uncertainties include, among others, worldwide economic cycles that affect the markets which the Company’s businesses serve which could have an affect on demand for the Company’s products and impact the Company’s profitability, disruptions in the global credit and financial markets, including diminished liquidity and credit availability, swings in consumer confidence and spending, unstable economic growth, raw material pricing and supply issues, fluctuations in unemployment rates, and increases in fuel prices, as well as other risks and uncertainties identified in Part II, Item 1A – Risk Factors of this Quarterly Report on Form 10-Q and Part I, Item 1A Risk Factors of Lydall’s Annual Report on Form 10-K for the year ended December 31, 2012.

The forward-looking statements in this Quarterly Report on Form 10-Q speak only as of the date of the initial filing of this Quarterly Report on Form 10-Q or, in the case of any document incorporated by reference, the date of that document. Lydall does not undertake to publically update or revise any forward-looking statement made in this report or that may from time to time be made by or on behalf of the Company.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Quarter Ended
	June 30,
	2013	2012
	(Unaudited)
Net sales	$101,051	$97,535
Cost of sales	78,014	75,542
Gross profit	23,037	21,993
Selling, product development and administrative expenses	13,516	13,655
Gain on sale of product line	-	(405)
Operating income	9,521	8,743
Interest expense	76	87
Other expense (income), net	18	(27)
Income before income taxes	9,427	8,683
Income tax expense	3,472	2,091
Net income	$5,955	$6,592
Earnings per share:
Basic	$0.36	$0.39
Diluted	$0.35	$0.39
Weighted average number of common shares outstanding:
Basic	16,612	16,770
Diluted	16,831	16,962

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Six Months Ended
	June 30,
	2013	2012
	(Unaudited)
Net sales	$200,080	$194,289
Cost of sales	155,678	153,055
Gross profit	44,402	41,234
Selling, product development and administrative expenses	28,364	27,899
Gain on sale of product line	-	(810)
Operating income	16,038	14,145
Interest expense	154	177
Other expense, net	60	16
Income before income taxes	15,824	13,952
Income tax expense	5,377	3,448
Net income	$10,447	$10,504
Earnings per share:
Basic	$0.63	$0.63
Diluted	$0.62	$0.62
Weighted average number of common shares outstanding:
Basic	16,674	16,799
Diluted	16,927	16,939

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Quarter Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net income	$5,955	$6,592	$10,447	$10,504
Other comprehensive income:
Foreign currency translation adjustments	1,036	(3,711)	(998)	(1,656)
Pension liability adjustment, net of tax	166	139	331	277
Comprehensive income	$7,157	$3,020	$9,780	$9,125

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	June 30,	December 31,
	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$58,542	$63,623
Accounts receivable, less allowances (2013 - $423; 2012 - $469)	57,039	47,486
Inventories	37,665	31,292
Prepaid expenses and other current assets	10,114	9,400
Total current assets	163,360	151,801
Property, plant and equipment, at cost	253,110	249,206
Accumulated depreciation	(178,052)	(172,952)
Net, property, plant and equipment	75,058	76,254
Goodwill	18,272	18,282
Other intangible assets	3,451	3,825
Other assets, net	1,252	1,754
Total assets	$261,393	$251,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$693	$765
Accounts payable	31,055	29,441
Accrued payroll and other compensation	10,386	10,273
Accrued taxes	1,671	1,728
Other accrued liabilities	5,290	4,143
Total current liabilities	49,095	46,350
Long-term debt	1,314	1,646
Deferred tax liabilities	5,595	3,902
Benefit plan liabilities	24,376	25,080
Other long-term liabilities	1,362	442

Commitments and Contingencies (Note 11)
Stockholders’ equity:
Preferred stock	-	-
Common stock	2,402	2,379
Capital in excess of par value	60,531	58,784
Retained earnings	211,544	201,097
Accumulated other comprehensive loss	(19,033)	(18,366)
Treasury stock, at cost	(75,793)	(69,398)
Total stockholders’ equity	179,651	174,496
Total liabilities and stockholders’ equity	$261,393	$251,916

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended
	June 30,
	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net income	$10,447	$10,504
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of product line	-	(810)
Depreciation and amortization	6,541	6,989
Deferred income taxes	1,477	(467)
Stock based compensation	712	846
Loss on disposition of property, plant and equipment	182	17
Changes in operating assets and liabilities:
Accounts receivable	(9,809)	(9,428)
Inventories	(6,538)	215
Accounts payable	1,565	4,041
Accrued payroll and other compensation	192	935
Accrued taxes	(41)	549
Other, net	1,752	(864)
Net cash provided by operating activities	6,480	12,527
Cash flows from investing activities:
Proceeds from maturity of short-term investment	-	12,015
Capital expenditures	(5,515)	(5,785)
Acquisition earn out payments	(158)	-
Net cash (used for) provided by investing activities	(5,673)	6,230
Cash flows from financing activities:
Debt repayments	(375)	(573)
Common stock issued	912	203
Common stock repurchased	(6,194)	(2,712)
Excess tax benefit on stock awards	146	-
Net cash used for financing activities	(5,511)	(3,082)
Effect of exchange rate changes on cash	(377)	(525)
(Decrease) increase in cash and cash equivalents	(5,081)	15,150
Cash and cash equivalents at beginning of period	63,623	30,905
Cash and cash equivalents at end of period	$58,542	$46,055

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

Recently Adopted Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which amends ASC 210, Balance Sheet. This ASU requires entities to disclose gross and net information about both instruments and transactions eligible for offset in the statement of financial position and those subject to an agreement similar to a master netting arrangement. This would include derivatives and other financial securities arrangements. The effective date was January 1, 2013. The adoption of this ASU had no effect on the Company’s consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220), which requires new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. The ASU was effective for fiscal years beginning after December 15, 2012. The Company adopted this ASU and revised its disclosure, as required, beginning with the first quarter of 2013. See Note 12, Changes in Accumulated Other Comprehensive Income (Loss).

2. Inventories

Inventories as of June 30, 2013 and December 31, 2012 were as follows:

	June 30,	December 31,
In thousands	2013	2012
Raw materials	$13,876	$12,501
Work in process	15,865	12,800
Finished goods	9,848	10,549
	39,589	35,850
Less: Progress billings	(1,924)	(4,558)
Total inventories	$37,665	$31,292

Included in work in process is gross tooling inventory of $10.1 million and $8.0 million at June 30, 2013 and December 31, 2012, respectively. Tooling inventory, net of progress billings, was $8.2 million and $3.5 million at June 30, 2013 and December 31, 2012, respectively.

3. Goodwill

The Company tests its goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value may exceed its fair value.

The changes in the carrying amount of goodwill by segment as of and for the six months ended June 30, 2013 were as follows:

		Currency
	December 31,	translation	Other	June 30,
In thousands	2012	adjustments	adjustments	2013
Performance Materials	$13,622	$(64)	$54	$13,612
Other Products and Services	4,660	-	-	4,660
Total goodwill	$18,282	$(64)	$54	$18,272

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

4. Long-term Debt and Financing Arrangements

As of June 30, 2013, the only debt outstanding was capital lease obligations and as of December 31, 2012, the majority of debt outstanding was capital lease obligations. As of June 30, 2013 and December 31, 2012, the Company had no borrowings outstanding under any domestic credit facility, or any credit arrangement entered into by a foreign subsidiary, other than letters of credit.

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

The loan agreement governing the Domestic Credit Facility contains a number of affirmative and negative covenants, including financial covenants. The Company is required to meet a minimum fixed charge coverage ratio. The fixed charge coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBITDA, as defined in the loan agreement, to fixed charges may not be less than 1 to 1 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined, as of the end of each fiscal quarter of no greater than 2.5 to 1.0. The Company must also meet a minimum consolidated EBITDA for the preceding 12 month period of $15.0 million through September 30, 2014 and $25.0 million thereafter. The Company was in compliance with all covenants at June 30, 2013.

The Company expects to fund its cash requirements from existing cash balances, cash generated by operations, and through borrowings, if needed, under its Domestic Credit Facility and foreign credit facilities. As of June 30, 2013, the Company had borrowing availability of $32.4 million under the Domestic Credit Facility net of standby letters of credit outstanding of $2.6 million. As of June 30, 2013, the Company’s foreign subsidiaries had various credit arrangements with banks totaling €9.0 million (approximately $11.7 million) all of which was available for borrowing, primarily restricted to borrowings by the respective foreign subsidiary.

5. Equity Compensation Plans

As of June 30, 2013, the Company’s equity compensation plans consisted of the 2003 Stock Incentive Compensation Plan (the “2003 Plan”) and the 2012 Stock Incentive Plan (the “2012 Plan” and together with the 2003 Plan, the “Plans”) under which incentive and non-qualified stock options and time and performance based restricted shares have been granted to employees and directors from authorized but unissued shares of common stock or treasury shares. The 2003 Plan is not active, but continues to govern all outstanding awards granted under the plan until the awards themselves are exercised or terminate in accordance with their terms. The 2012 Plan, approved by shareholders on April 27, 2012, authorizes 1.75 million shares of common stock for awards. The 2012 Plan also authorizes an additional 1.2 million shares of common stock to the extent awards granted under prior stock plans that were outstanding as of April 27, 2012 are forfeited. The 2012 Plan provides for the following types of award: options, restricted stock, restricted stock units and other stock-based awards.

The Company incurred compensation expense of $0.2 million and $0.4 million for the quarters ended June 30, 2013 and June 30, 2012, respectively, and $0.7 million and $0.8 million for the six months ended June 30, 2013 and June 30, 2012, respectively, for the Plans, including restricted stock awards. No compensation costs were capitalized as part of inventory.

Stock Options

The following table is a summary of outstanding and exercisable options as of June 30, 2013:

In thousands except per share amounts and years	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at June 30, 2013	757	$9.71	6.1	$3,744
Exercisable at June 30, 2013	447	$9.02	4.4	$2,540
Expected to Vest at June 30, 2013	296	$10.72	8.7	$1,150

There were 12,500 stock options granted and 27,337 stock options exercised during the quarter ended June 30, 2013 and 12,500 stock options granted and 97,986 stock options exercised during the six months ended June 30, 2013. The amount of cash received from the exercise of stock options was $0.3 million during the quarter ended June 30, 2013 and $0.9 million during the six months ended June 30, 2013. The intrinsic value of stock options exercised was $0.1 million with a minimal tax benefit during the quarter ended June 30, 2013 and the intrinsic value of stock options exercised was $0.6 million with a tax benefit of $0.2 million for the six months ended June 30, 2013. There were no stock options granted during the quarter and six months ended June 30, 2012. The amount of cash received from the exercises of stock options during the quarter and six months ended June 30, 2012 was $0.2 million and the intrinsic value of options exercised was $0.1 million with minimal tax benefit. At June 30, 2013, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.4 million, with a weighted average expected amortization period of 2.9 years.

Restricted Stock

Restricted stock includes both performance-based and time-based awards. There were 5,000 time-based restricted shares granted during the six months ended June 30, 2013 and no shares granted in the second quarter. There were 7,500 and 84,790 performance-based restricted shares granted during the quarter ended and six months ended June 30, 2013, which have a 2015 earnings per share target. During the six months ended June 30, 2013, there were 61,800 performance-based shares that vested in accordance with Plan provisions. There were no shares vested in the second quarter ended June 30, 2013. At June 30, 2013, there were 326,940 unvested restricted stock awards with total unrecognized compensation cost related to these awards of $1.8 million with a weighted average expected amortization period of 2.4 years. Compensation expense for performance based awards is recorded based on management’s assessment of the probability of achieving the performance goals and service period.

6. Stock Repurchase Plan

In April 2012, the Company’s Board of Directors approved a stock repurchase program (the “2012 Stock Repurchase Program”) which authorized the Company to repurchase up to 1.0 million shares of its common stock. The Company repurchased approximately 423,000 shares of its common stock at an average price of $14.30 per share for an aggregate purchase price of approximately $6.0 million during the six months ended June 30, 2013 under the 2012 Stock Repurchase Program. As of June 30, 2013, there were 267,089 shares remaining and authorized for repurchase under the 2012 Stock Repurchase Program.

During the six months ended June 30, 2013, the Company purchased 21,224 shares of common stock valued at $0.3 million, through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, which allow the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due.

7. Employer Sponsored Benefit Plans

As of June 30, 2013, the Company maintains a defined benefit pension plan that covers certain domestic Lydall employees (“domestic pension plan”) that is closed to new employees and benefits are no longer accruing. The domestic pension plan is noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in the plan. The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes. The Company expects to contribute approximately $1.2 million in cash to its domestic pension plan in 2013. Contributions of $0.5 million were made during the second quarter of 2013 and $0.6 million were made for the six months ended June 30, 2013. Contributions of $0.6 million were made during the second quarter of 2012 and $1.0 million were made for the six months ended June 30, 2012.

The following is a summary of the components of net periodic benefit cost, which is recorded primarily within selling, product development and administrative expenses, for the domestic pension plan for the quarters and six months ended June 30, 2013 and 2012:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
In thousands	2013	2012	2013	2012
Components of net periodic benefit cost
Interest cost	$614	$648	$1,227	$1,296
Expected return on assets	(673)	(640)	(1,346)	(1,280)
Amortization of actuarial loss	267	223	534	447
Net periodic benefit cost	$208	$231	$415	$463

8. Income Taxes

The Company's effective tax rate was 36.8% and 24.1% for the quarters ended June 30, 2013 and 2012, respectively, and 34.0% and 24.7% for the six months ended June 30, 2013 and 2012, respectively. The second quarter of 2013 included a discrete tax benefit of $0.3 million. The difference in the Company’s effective tax rate for the six months ended June 30, 2013 compared to statutory federal income tax rates was primarily due to a discrete tax benefit of $0.5 million, recorded in the first quarter of 2013, as the Company concluded certain U.S. federal income tax matters through the year ended December 31, 2009. The difference in the Company’s effective tax rate for the quarter and six months ended June 30, 2012 compared to the statutory federal income tax rates was primarily due to reversal of valuation allowance against foreign tax credit carryovers in the amounts of $1.3 million and $2.1 million, respectively.

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, France, Germany and the Netherlands. With few exceptions, the Company is no longer subject to U.S. federal examinations for years before 2009, state and local examinations for years before 2002, and non-U.S. income tax examinations for years before 2003.

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

9. Earnings Per Share

For the quarter and six months ended June 30, 2013 and 2012, basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method as long as their effect is not anti-dilutive.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	Quarter Ended		Six Months Ended
	June 30,		June 30,
In thousands	2013	2012	2013	2012
Basic average common shares outstanding	16,612	16,770	16,674	16,799
Effect of dilutive options and restricted stock awards	219	192	253	140
Diluted average common shares outstanding	16,831	16,962	16,927	16,939

For the quarters ended June 30, 2013 and June 30, 2012, stock options for 0.2 million shares of common stock, for each period, were not considered in computing diluted earnings per common share because they were antidilutive.

For the six months ended June 30, 2013 and June 30, 2012, stock options for 0.2 million and 0.4 million shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

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

Industrial Filtration products include LydAir® MG (Micro-Glass) Air Filtration Media, LydAir® MB (Melt Blown) Air Filtration Media, LydAir® SC (Synthetic Composite) Air Filtration Media, and Arioso™ Membrane Composite Media. These products constitute the critical media component of clean-air systems for applications in clean-space, commercial, industrial and residential HVAC, power generation, and industrial processes. Lydall has leveraged its extensive technical expertise and applications knowledge into a suite of media products covering the vast liquid filtration landscape across the engine and industrial fields. The LyPore® Liquid Filtration Media and activated carbon containing ActiPure® Filtration Media series address a variety of application needs in fluid power, including hydraulic filters, air-water and air-oil coalescing, industrial fluid processes, diesel filtration and fuel filtration.

Life Sciences Filtration products include the LyPore® and ActiPure® Filtration Media developed to meet the requirements of life science applications, including biopharmaceutical pre-filtration and clarification, diagnostic and analytical testing, respiratory protection, life protection, medical air filtration, drinking water filtration and high purity process filtration such as that found in food and beverage and medical applications. Lydall also offers Solupor® Membrane specialty microporous membranes that are utilized in various markets and applications, including air and liquid filtration and transdermal drug delivery. Solupor® membranes are made from ultra-high molecular weight polyethylene and incorporate a unique combination of mechanical strength, chemical inertness, and high porosity in a unique open structure.

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

Thermal/Acoustical Metals Segment

The Thermal/Acoustical Metals segment offers a range of innovative engineered products to assist in noise and heat abatement within the transportation sector. Lydall products are found in the underbody (tunnel, fuel tank, exhaust, rear muffler, and spare tire) and under hood (engine compartment, turbo charger, and manifolds) of cars, vans, trucks, SUVs, heavy duty trucks and recreational vehicles.

Thermal/Acoustical Metals segment products are stamped metal combinations which provide thermal and acoustical shielding solutions for the global automotive and truck markets. Thermal/Acoustical Metals products include AMS® shield which is an all metal shield designed to be used in various vehicle applications, and Direct Exhaust Mount Heat shields which are mounted to high temperature surfaces like exhaust down-pipes or engine manifolds using aluminized and stainless steel with high performance heat absorbing metals. The recently developed and patented CLD (constraint layer damped) material used in our heat shields is a lightweight material with characteristics to reduce vibration and parasitic noise on powertrain mounted heat shields.

Thermal/Acoustical Fibers Segment

The Thermal/Acoustical Fibers segment offers a line of innovative engineered products to assist in noise and heat abatement within the transportation sector. Lydall products are found in the interior (dash insulators), underbody (wheel well, fuel tank, exhaust) and under hood (engine compartment) of cars, trucks, SUV’s, heavy duty trucks and recreational vehicles.

Thermal/Acoustical Fibers segment products offer thermal and acoustical insulating solutions comprised of organic and inorganic fiber composites for the automotive and truck markets primarily in North America. Lydall’s dBCore® composite is a lightweight acoustical composite that emphasizes absorption principles over heavy-mass type systems. Lydall’s dBLyte® barrier is a high-performance acoustical barrier with sound absorption and blocking properties and can be used throughout a vehicle’s interior to minimize intrusive noise from an engine compartment and road. Lydall’s ZeroClearance® is an innovative thermal solution that utilizes an adhesive backing for attachment and is ideal for protecting floor sheet metal from excessive exhaust heat. Lydall’s specially engineered wheel wells provide a solution with weight reduction and superior noise suppression capabilities over conventional designs.

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

The tables below present net sales and operating income by segment for the quarter and six months ended June 30, 2013 and 2012, and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

Consolidated net sales by segment:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
In thousands	2013	2012	2013	2012
Performance Materials Segment:
Industrial Filtration	$17,903	$18,109	$34,553	$36,285
Industrial Thermal Insulation	8,579	11,119	16,735	19,850
Life Sciences Filtration	2,486	3,295	5,163	5,476
Performance Materials Segment net sales	28,968	32,523	56,451	61,611

Thermal/Acoustical Metals Segment:
Metal parts	35,957	35,738	69,066	73,546
Tooling	4,963	1,947	12,056	6,252
Thermal/Acoustical Metals Segment net sales	40,920	37,685	81,122	79,798

Thermal/Acoustical Fibers Segment:
Fiber parts	26,458	24,191	54,242	46,337
Tooling	1,501	719	1,644	745
Thermal/Acoustical Fibers Segment net sales	27,959	24,910	55,886	47,082

Other Products and Services:
Life Sciences Vital Fluids	4,263	3,749	8,570	7,980
Other Products and Services net sales	4,263	3,749	8,570	7,980
Eliminations and Other	(1,059)	(1,332)	(1,949)	(2,182)
Consolidated Net Sales	$101,051	$97,535	$200,080	$194,289

Operating income by segment:

	Quarter Ended		Six Months Ended
	June 30,		June 30,
In thousands	2013	2012	2013	2012
Performance Materials	$3,271	$4,982	$4,548	$7,102
Thermal/Acoustical Metals	4,431	4,050	7,449	9,117
Thermal/Acoustical Fibers	5,432	3,382	11,586	5,611
Other Products and Services	125	211	481	520
Corporate Office Expenses	(3,738)	(3,882)	(8,026)	(8,205)
Consolidated Operating Income	$9,521	$8,743	$16,038	$14,145

11. Commitments and Contingencies

From time-to-time, the Company is subject to legal proceedings, claims, investigations and inquiries that arise in the ordinary course of business such as, but not limited, to actions with respect to commercial, intellectual property, employment, personal injury and environmental matters. While the outcome of any matter is inherently uncertain and the Company cannot be sure that it will prevail, the Company is not aware of any matters pending that are expected to be material with respect to the Company’s financial position, results of operations or cash flows.

12. Changes in Accumulated Other Comprehensive Income (Loss)

The following table discloses the changes by classification within accumulated other comprehensive income (loss) for the period ended June 30, 2013:

In thousands	Foreign Currency Translation Adjustment	Defined Benefit Pension Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2012	$3,178	$(21,544)	$(18,366)
Other comprehensive loss	(998)	-	(998)
Amounts reclassified from accumulated other comprehensive income (a)		331	331
Balance at June 30, 2013	$2,180	$(21,213)	$(19,033)

(a)	Amount represents amortization of actuarial losses, a component of net periodic benefit cost. This amount was $0.2 million net of a $0.1 million tax benefit for the quarter ended June 30, 2013 and $0.3 million net of a $0.2 million tax benefit for the six months ended June 30, 2013. See Note 7, Employer Sponsored Benefit Plans.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

The Thermal/Acoustical Metals (“T/A Metals”) segment and Thermal/Acoustical Fibers (“T/A Fibers”) segment offer innovative engineered products to assist in noise and heat abatement within the transportation sector. These products are found in the interior (dash insulators), underbody (wheel well, fuel tank, exhaust) and under hood (engine compartment) of cars, vans, trucks, SUVs, heavy duty trucks and recreational vehicles. Lydall’s patented products include organic and inorganic fiber composites (fiber parts) as well as metal combinations (metal parts).

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

Second Quarter 2013 Highlights

Below are financial highlights comparing Lydall’s quarter ended June 30, 2013 (“Q2 2013”) results to its quarter ended June 30, 2012 (“Q2 2012”) results:

•	Net sales were $101.1 million, an increase of $3.5 million, or 3.6%, compared to Q2 2012;
•	Gross margin increased to 22.8%, compared to 22.5% in Q2 2012, principally caused by improvement in the Thermal/Acoustical Fibers segment;
•	Operating income was $9.5 million, or 9.4% of net sales, compared to operating income of $8.7 million, or 9.0% of net sales, in Q2 2012;
-	Operating income in Q2 2012 included a gain of $0.4 million, or 0.4% of net sales, from services provided under a completed license agreement.
•	Effective tax rate of 36.8%, compared to an effective tax rate of 24.1% in Q2 2012;
-	Q2 2013 included a discrete tax benefit of $0.3 million, or $0.02 per share.
-	Q2 2012 included a tax benefit of $1.3 million, or $0.08 per share, for the reversal of valuation allowance against foreign tax credit carryovers.
•	Net income was $6.0 million, or $0.35 per share, compared to $6.6 million, or $0.39 per share, in Q2 2012;
•	Cash balance of $58.5 million as of June 30, 2013, compared to $63.6 million at December 31, 2012; and
•	During 2013, cash of approximately $6.0 million was used to purchase approximately 423,000 shares of the Company’s common stock under a share repurchase program.

Operational and Financial Overview

Net sales for the second quarter of 2013 were $101.1 million, an increase of $3.5 million, or 3.6%, compared to the second quarter of 2012, primarily from higher net sales of $3.2 million and $3.0 million in the Thermal/Acoustical Metals and Thermal/Acoustical Fibers segments, respectively. The Company’s Life Sciences Vital Fluids business net sales increased $0.5 million in the second quarter of 2013 compared to the second quarter of 2012. These increased sales were partially offset by lower net sales of $3.6 million in the Performance Materials segment in the second quarter of 2013 compared to the second quarter of 2012. Foreign currency translation had a favorable impact of $0.6 million, or 0.6% of net sales, in the second quarter of 2013 compared to the second quarter of 2012.

Consolidated operating income was $9.5 million, or 9.4% of net sales, in the second quarter of 2013 compared to $8.7 million, or 9.0% of net sales, in the second quarter of 2012. The increase in operating income was attributable to the Company’s Thermal/Acoustical Fibers and Thermal/Acoustical Metals segments, with increases in operating income of $2.1 million and $0.4 million, respectively. These increases were offset to some extent by a decrease in operating income in the Performance Materials segment of $1.7 million and Life Sciences Vital Fluids business of $0.1 million in the second quarter of 2013 compared to the second quarter of 2012. Foreign currency translation had a minimal impact on operating income in the second quarter of 2013 compared to the second quarter of 2012.

Consolidated operating margin of 9.4% in the second quarter of 2013, compared to 9.0% in the second quarter of 2012, was the highest reported by Lydall in recent history. This increase was primarily due to the Thermal/Acoustical Fibers segment as a result of higher net sales, improved absorption of fixed overhead costs, favorable raw material costs and other cost savings from manufacturing efficiencies. This increase in operating margin was offset to some extent by a decrease in the second quarter 2013 operating margin in the Performance Materials segment primarily due to lower sales, lower absorption of fixed overhead costs, as well as an unfavorable mix among product sales. Operating income in the second quarter of 2012 for the Performance Materials segment also included a $0.4 million gain from services provided to the buyer of the electrical papers product line in accordance with the terms of a license agreement, which expired June 30, 2012.

Liquidity

At June 30, 2013, the only debt outstanding was capital lease obligations. The Company had a cash balance of $58.5 million and no borrowings under any credit facility other than letters of credit. The Company expects to fund its cash requirements from existing cash balances, cash generated by operations and from available borrowings, as needed, under its $35.0 million senior secured domestic revolving credit facility (“Domestic Credit Facility”) and foreign credit facilities. As of June 30, 2013, the Company had borrowing availability of $32.4 million under the Domestic Credit Facility net of standby letters of credit outstanding of $2.6 million. As of June 30, 2013, the Company’s foreign subsidiaries had various credit arrangements with banks totaling €9.0 million (approximately $11.7 million) all of which was available for borrowing, primarily restricted to borrowings by the respective foreign subsidiary.

Outlook

During the second quarter of 2013, the Company continued to benefit from strong demand for its Thermal/Acoustical Fibers automotive parts in North America on existing platforms and new platform launches. Additionally, in the second quarter of 2013, there was improvement in European demand for Lydall’s Thermal/Acoustical Metals automotive parts and Industrial filtration products in the Performance Materials segment, compared to the first quarter of 2013.

In the third quarter of 2013, within the Thermal/Acoustical Fibers and Thermal/Acoustical Metals segments, the Company expects favorable conditions to continue in the North America automotive market and anticipates demand to be consistent with the first half of 2013. In the Performance Materials segment, the Company anticipates that positive trends in volume in both North America and Europe will continue.

Results of Operations

Note: All of the following tabular comparisons, unless otherwise indicated, are for the quarters ended June 30, 2013 (Q2-13) and June 30, 2012 (Q2-12) and for the six months ended June 30, 2013 (YTD-13) and June 30, 2012 (YTD-12).

Net Sales

	Quarter Ended			Six Months Ended
In thousands	Q2-13	Q2-12	Percent Change	YTD-13	YTD-12	Percent Change
Net sales	$101,051	$97,535	3.6%	$200,080	$194,289	3.0%

Net sales for the second quarter ended June 30, 2013 increased by $3.5 million, or 3.6%, compared to the second quarter ended June 30, 2012. The increase was due to higher sales volumes for the Thermal/Acoustical Metals and Thermal/Acoustical Fibers segments resulting in higher net sales of $3.2 million, or 8.6%, and $3.0 million, or 12.2%, respectively, compared to the same quarter a year ago. Net sales of OPS, in the second quarter of 2013, increased by $0.5 million, or 13.7%, compared to the same quarter a year ago, primarily due to sales volumes and price increases. These increases were partially offset by a decrease in net sales volumes from the Performance Materials segment of $3.6 million, or 10.9%, compared to the same quarter a year ago. Foreign currency translation increased net sales by $0.6 million, or 0.6%, for the current quarter, compared with the second quarter of 2012, impacting the Thermal/Acoustical Metals segment by $0.4 million, or 1.0%, and the Performance Materials segment by $0.2 million, or 0.5%.

Net sales for the six months ended June 30, 2013 increased by $5.8 million, or 3.0%, compared to the six months ended June 30, 2012. The increase was due to higher sales volumes for the Thermal/Acoustical Fibers and Thermal/Acoustical Metals segments resulting in higher net sales of $8.8 million, or 18.7%, and $1.3 million, or 1.7%, respectively, compared to the same period of 2012. Net sales of OPS, for the six months ended June 30, 2013, increased by $0.6 million, or 7.4%, compared to the same period of 2012. These increases were partially offset by lower sales volumes for the Performance Materials segment of $5.2 million, or 8.4%, compared to the same period of 2012. Foreign currency translation increased net sales by $0.7 million, or 0.4%, for the six months ended June 30, 2013, compared with the first six months of 2012, impacting the Thermal/Acoustical Metals segment by $0.5 million, or 0.6%, and the Performance Materials segment by $0.2 million, or 0.4%.

Gross Profit

	Quarter Ended			Six Months Ended
In thousands	Q2-13	Q2-12	Percent Change	YTD-13	YTD-12	Percent Change
Gross profit	$23,037	$21,993	4.7%	$44,402	$41,234	7.7%
Gross margin	22.8%	22.5%		22.2%	21.2%

Gross margin for the second quarter of 2013 was 22.8% compared to 22.5% in the second quarter of 2012. The primary contributor to the improved gross margin was the Thermal/Acoustical Fibers segment, which reported higher net sales and improved gross margin realized from improved absorption of fixed overhead costs, lower raw material costs and other cost savings from manufacturing efficiency improvements. Offsetting this improved gross margin was lower gross margin associated with the Performance Materials segment primarily as a result of lower volume, negatively impacting the absorption of fixed overhead costs.

Gross margin for the six months ended June 30, 2013 was 22.2% compared to 21.2% in the comparable period of 2012. The primary contributor to the improved gross margin was the Thermal/Acoustical Fibers segment which reported higher net sales and improved gross margin realized from improved absorption of fixed overhead costs, lower raw material costs, and other costs savings from manufacturing efficiency improvements. This improvement was offset to some extent by lower gross margin associated with the Performance Materials segment primarily as a result of lower sales volume negatively impacting the absorption of fixed overhead costs and unfavorable mix among product sales.

Selling, Product Development and Administrative Expenses

	Quarter Ended			Six Months Ended
In thousands	Q2-13	Q2-12	Percent Change	YTD-13	YTD-12	Percent Change
Selling, product development and administrative expenses	$13,516	$13,655	(1.0)%	$28,364	$27,899	1.7%
Percentage of sales	13.4%	14.0%		14.2%	14.4%

Selling, product development and administrative expenses for the quarter ended June 30, 2013 decreased by $0.1 million compared to the quarter ended June 30, 2012. This decrease is due to lower professional service expenses of $0.2 million, primarily associated with exploring strategic initiatives in the second quarter of 2012, and lower product development expenses of $0.2 million related to lower trial costs. These decreased expenses were partially offset by an increase of $0.3 million related to salaries, benefits, and accrued incentive compensation.

Selling, product development and administrative expenses for the six months ended June 30, 2013 increased by $0.5 million compared to the same period of 2012, primarily due to an increase of $1.1 million associated with higher salaries, benefits and accrued incentive compensation offset by lower professional services of $0.7 million, primarily associated with exploring strategic initiatives in the prior year.

Gain On Sale of Product Line

	Quarter Ended			Six Months Ended
In thousands	Q2-13	Q2-12	Percent Change	YTD-13	YTD-12	Percent Change
Gain on sale of product line, net	$-	$405	(100.0)%	$-	$810	(100.0)%

On June 30, 2010, the Company divested its electrical papers product line business. This transaction contained multiple deliverables, some of which were delivered on June 30, 2010, while others were delivered in subsequent periods through June 30, 2012. The Company recognized $0.4 million of gain in the second quarter of 2012 and a gain of $0.8 million in the six months ended June 30, 2012 as the Company completed its services to be provided under a license agreement associated with the divestiture of the electrical papers product line business.

Interest Expense

	Quarter Ended			Six Months Ended
In thousands	Q2-13	Q2-12	Percent Change	YTD-13	YTD-12	Percent Change

Interest expense	$76	$87	(12.6)%	$154	$177	(13.0)%
Weighted average interest rate	5.4%	5.5%		5.4%	5.5%

The decrease in interest expense for the quarter and six months ended June 30, 2013 compared to the same periods of 2012 was due to lower average principal balances on capital lease obligations.

Other Income/Expense

Other income and expense for the quarters and six months ended June 30, 2013 and 2012 consisted of insignificant activity related to foreign exchange transaction gains and losses and interest income.

Income Taxes

The Company's effective tax rate was 36.8% and 24.1% for the quarters ended June 30, 2013 and 2012, respectively, and 34.0% and 24.7% for the six months ended June 30, 2013 and 2012, respectively. The second quarter of 2013 included a discrete tax benefit of $0.3 million. The difference in the Company’s effective tax rate for the six months ended June 30, 2013 compared to statutory federal income tax rates was primarily due to a discrete tax benefit of $0.5 million recorded in the first quarter of 2013 as the Company concluded certain U.S. federal income tax matters through the year ended December 31, 2009. The difference in the Company’s effective tax rate for the quarter and six months ended June 30, 2012 compared to the statutory federal income tax rates was primarily due to reversal of valuation allowance against foreign tax credit carryovers in the amounts of $1.3 million and $2.1 million, respectively.

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, France, Germany and the Netherlands. With few exceptions, the Company is no longer subject to U.S. federal examinations for years before 2009, state and local examinations for years before 2002, and non-U.S. income tax examinations for years before 2003.

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

Segment Results

The following tables presents sales information for the key product and service groups included within each operating segment as well as other products and services and operating income by segment, for the quarter and six months ended June 30, 2013 compared with the quarter and six months ended June 30, 2012:

Net sales by segment:

	Quarter Ended
In thousands	Q2-13	Q2-12	Dollar Change
Performance Materials Segment:
Industrial Filtration	$17,903	$18,109	$(206)
Industrial Thermal Insulation	8,579	11,119	(2,540)
Life Sciences Filtration	2,486	3,295	(809)
Performance Materials Segment net sales	28,968	32,523	(3,555)
Thermal/Acoustical Metals Segment:
Metal parts	35,957	35,738	219
Tooling	4,963	1,947	3,016
Thermal/Acoustical Metals Segment net sales	40,920	37,685	3,235
Thermal/Acoustical Fibers Segment:
Fiber parts	26,458	24,191	2,267
Tooling	1,501	719	782
Thermal/Acoustical Fibers Segment net sales	27,959	24,910	3,049
Other Products and Services:
Life Sciences Vital Fluids	4,263	3,749	514
Other Products and Services net sales	4,263	3,749	514
Eliminations and Other	(1,059)	(1,332)	273
Consolidated Net Sales	$101,051	$97,535	$3,516

	Six Months Ended
In thousands	YTD-13	YTD-12	Dollar Change
Performance Materials Segment:
Industrial Filtration	$34,553	$36,285	$(1,732)
Industrial Thermal Insulation	16,735	19,850	(3,115)
Life Sciences Filtration	5,163	5,476	(313)
Performance Materials Segment net sales	56,451	61,611	(5,160)
Thermal/Acoustical Metals Segment:
Metal parts	69,066	73,546	(4,480)
Tooling	12,056	6,252	5,804
Thermal/Acoustical Metals Segment net sales	81,122	79,798	1,324
Thermal/Acoustical Fibers Segment:
Fiber parts	54,242	46,337	7,905
Tooling	1,644	745	899
Thermal/Acoustical Fibers Segment net sales	55,886	47,082	8,804
Other Products and Services:
Life Sciences Vital Fluids	8,570	7,980	590
Other Products and Services net sales	8,570	7,980	590
Eliminations and Other	(1,949)	(2,182)	233
Consolidated Net Sales	$200,080	$194,289	$5,791

Operating income by segment:

	Quarter Ended
	Q2-13		Q2-12
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$3,271	11.3%	$4,982	15.3%	$(1,711)
Thermal/Acoustical Metals	4,431	10.8%	4,050	10.7%	381
Thermal/Acoustical Fibers	5,432	19.4%	3,382	13.6%	2,050
Other Products and Services	125	2.9%	211	5.6%	(86)
Corporate Office Expenses	(3,738)		(3,882)		144
Consolidated Operating Income	$9,521	9.4%	$8,743	9.0%	$778

	Six Months Ended
	YTD-13		YTD-12
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$4,548	8.1%	$7,102	11.5%	$(2,554)
Thermal/Acoustical Metals	7,449	9.2%	9,117	11.4%	(1,668)
Thermal/Acoustical Fibers	11,586	20.7%	5,611	11.9%	5,975
Other Products and Services	481	5.6%	520	6.5%	(39)
Corporate Office Expenses	(8,026)		(8,205)		179
Consolidated Operating Income	$16,038	8.0%	$14,145	7.3%	$1,893

Performance Materials

Segment net sales decreased $3.6 million, or 10.9%, in the second quarter of 2013 compared to the second quarter of 2012. A reduction in Industrial Thermal Insulation product net sales of $2.5 million, or 22.8%, primarily contributed to the reduction in segment net sales. Negatively impacting Industrial Thermal Insulation product net sales was $1.5 million lower net sales of electrical paper products as a result of the Company selling the electrical papers product line to a customer in a prior year and lower net sales of $1.0 million associated with products used in cryogenic and commercial building applications. Net sales of Life Sciences Filtration products decreased by $0.8 million, or 24.6%, in the second quarter of 2013 compared to the second quarter of 2012, primarily due to decreased demand for products used in water application products as the company exited a product line in the prior year, and to a lesser extent, lower sales of respirator application products. Net sales of Industrial Filtration products decreased by $0.2 million, or 1.1%, in the second quarter of 2013 compared to the second quarter of 2012. Foreign currency translation had a minimal impact on net sales in the second quarter of 2013 compared to the second quarter of 2012.

The segment reported operating income of $3.3 million, or 11.3% of net sales, in the second quarter of 2013, compared to operating income of $5.0 million, or 15.3% of net sales, in the second quarter of 2012. The decrease in operating income was primarily a result of lower net sales of $3.6 million, lower absorption of fixed overhead costs as well as unfavorable mix among product sales. Operating income in the second quarter of 2012 included a $0.4 million gain from services provided to the buyer of the electrical papers product line in accordance with the terms of a license agreement, which expired June 30, 2012. Segment selling, product development and administrative expenses decreased $0.5 million in the current quarter compared to the second quarter of 2012, primarily due to a reduction in product development trial costs of $0.2 million and general administrative expenses of $0.3 million.

Segment net sales decreased $5.2 million, or 8.4%, in the first six months of 2013 compared to the first six months of 2012. A reduction in Industrial Thermal Insulation net sales of $3.1 million, or 15.7%, primarily contributed to the reduction in net sales. Negatively impacting the Industrial Thermal Insulation business was approximately $3.3 million lower net sales of electrical paper products as a result of the Company selling the electrical papers product line to a customer in a prior year. Net sales of Industrial Filtration products decreased by $1.7 million, or 4.8%, in the first six months of 2013 compared to the first six months of 2012, due to a reduction in demand for its products in Europe as a result of macroeconomic conditions. Net sales of Life Sciences Filtration products decreased by $0.3 million, or 5.7%, in the first six months of 2013 compared to the first six months of 2012, primarily due to decreased demand for products used in water and life protection application products. Foreign currency translation had a minimal impact on net sales in the six months ended June 30, 2013 compared to six months ended June 30, 2012.

The segment reported operating income of $4.5 million, or 8.1% of net sales, in the first six months of 2013, compared to operating income of $7.1 million, or 11.5% of net sales, in the first six months of 2012. The decrease in operating income was primarily a result of lower net sales of $5.2 million, lower absorption of fixed overhead costs as well as unfavorable mix among product sales. Operating income in the first six months of 2012 included a $0.8 million gain from services provided to the buyer of the electrical papers product line in accordance with the terms of a license agreement, which expired June 30, 2012. Segment selling, product development and administrative expenses decreased $0.4 million in the first half of 2013 compared to the first six months of 2012, due to a reduction in general administrative expenses of $0.3 million, primarily related to professional services, and a decrease in selling expenses of $0.1 million.

Thermal/Acoustical Metals

In the second quarter of 2013, segment net sales increased by $3.2 million, or 8.6%, compared to the second quarter of 2012. Tooling net sales in the second quarter of 2013 were higher by $3.0 million, or 154.9%, compared to the second quarter of 2012 in preparation for new product launches. Automotive parts net sales increased by $0.2 million, or 0.6%, compared to the second quarter of 2012, as modest improvement in North America parts net sales were partially offset by a reduction in European part net sales. Foreign currency translation increased net sales by $0.4 million, or 1.0%, for the current quarter, compared with the second quarter of 2012.

The segment reported operating income of $4.4 million, or 10.8% of net sales, in the second quarter of 2013 compared to operating income of $4.1 million, or 10.7% of net sales, in the second quarter of 2012. The increase in operating income was primarily due to reduced raw material costs, scrap and material usage costs, partially offset by an unfavorable mix between higher margin automotive parts and lower margin tooling. Selling, product development and administrative costs increased by $0.4 million in the second quarter of 2013 compared to the second quarter of 2012, primarily due to increases in selling expenses and administrative salaries and benefits.

In the first six months of 2013, segment net sales increased by $1.3 million, or 1.7%, compared to the first six months of 2012. Foreign currency translation increased net sales by $0.5 million, or 0.6%, in the first six months of 2013 compared with the first six months of 2012. Tooling net sales in the first six months of 2013 were higher by $5.8 million, or 92.8%, compared to the first six months of 2012 due to timing of new product launches, particularly in Europe. Automotive parts net sales decreased by $4.5 million, or 6.1%, compared to the first six months of 2012, primarily due to decreased demand from customers served by the Company’s European automotive operations due to macroeconomic conditions.

The segment reported operating income of $7.4 million, or 9.2% of net sales, in the first six months of 2013 compared to $9.1 million, or 11.4% of net sales, in the first six months of 2012. The decrease in operating income was primarily due to an unfavorable mix between automotive parts and tooling. Net sales of higher margin automotive parts decreased by $4.5 million in the first six months of 2013 compared to the first six months of 2012. Selling, product development and administrative costs increased by $0.8 million in the first six months of 2013 compared to the first six months of 2012, primarily due to increases in selling expenses and administrative salaries and benefits.

Thermal/Acoustical Fibers

In the second quarter of 2013, segment net sales increased by $3.0 million, or 12.2%, compared to the second quarter of 2012. Automotive parts net sales increased by $2.3 million, or 9.4%, compared to the second quarter of 2012. This increase was driven by higher consumer demand for vehicles in North America on Lydall’s existing platforms and new platform launches. Tooling net sales in the second quarter of 2013 were higher by $0.8 million compared to the second quarter of 2012, due to timing of new product launches.

The segment reported operating income of $5.4 million, or 19.4% of net sales, in the second quarter of 2013, compared to operating income of $3.4 million, or 13.6% of net sales, in the second quarter of 2012. This improvement was due to higher net sales, improved absorption of fixed overhead costs, favorable raw material pricing and other cost savings from manufacturing efficiency improvements. These manufacturing efficiency improvements included reductions in material usage and reduced labor costs per unit in the second quarter of 2013 compared to the second quarter of 2012. Segment selling, product development and administrative expenses were essentially flat in the second quarter of 2013 compared to the second quarter of 2012 which also contributed to higher operating income as a percent of net sales in the second quarter of 2013 compared to the second quarter of 2012.

In the first six months of 2013, segment net sales increased by $8.8 million, or 18.7%, compared to the first six months of 2012. Automotive parts net sales increased by $7.9 million, or 17.1%, compared to the first half of 2012. Higher volumes of net sales were primarily due to higher consumer demand for vehicles in North America on Lydall’s existing platforms and new platform launches, and to a lesser extent, from a completed pricing negotiation and a non-recurring customer project. Tooling net sales in the first half of 2013 were higher by $0.9 million compared to the first half of 2012, due to timing of new product launches.

The segment reported operating income of $11.6 million, or 20.7% of net sales, in the first six months of 2013 compared to operating income of $5.6 million, or 11.9%, in the first six months of 2012. This increase was due to higher net sales and improved gross margin realized from favorable absorption of fixed overhead costs, mix of sales, reductions in material usage and labor costs, and to a lesser extent, $1.8 million related to a completed pricing negotiation and a non-recurring customer project. Segment selling, product development and administrative expenses were essentially flat in the first half of 2013 compared to the first half of 2012, which also contributed to higher operating income as a percent of net sales in the first six months of 2013 compared to the first six months of 2012.

Other Products and Services

Life Sciences Vital Fluids net sales for the second quarter of 2013 increased $0.5 million, or 13.7%, compared to the same quarter a year ago, due to higher volumes of blood filtration net sales.

Life Sciences Vital Fluids reported operating income of $0.1 million, or 2.9% of net sales, for the second quarter of 2013, compared to $0.2 million, or 5.6% of net sales, for the second quarter of 2012. This decrease in operating income as a percentage of net sales was due to the mix of sales as well as higher selling costs.

Life Sciences Vital Fluids net sales for the first six months of 2013 increased $0.6 million, or 7.4%, compared to the same period a year ago, due to higher volumes of blood filtration net sales, and to a lesser extent, price increases.

Life Sciences Vital Fluids reported operating income of $0.5 million, or 5.6% of net sales, for the first six months of 2013, compared to $0.5 million, or 6.5% of net sales, for the same period a year ago. This decrease in operating income as a percentage of net sales was primarily due to higher selling costs in the first six months of 2013.

Corporate Office Expenses

Corporate office expenses for the second quarter of 2013 were $3.7 million compared to $3.9 million for the second quarter of 2012. The decrease of $0.2 million was related to a decrease in professional services of $0.2 million, primarily associated with costs incurred in the second quarter of 2012 exploring strategic initiatives, and a decrease in stock based compensation of $0.3 million. These decreases were partially offset by an increase in salaries and benefits of $0.3 million.

Corporate offices expenses for the first six months of 2013 were $8.0 million compared to $8.2 million for the same period a year ago. The decrease of $0.2 million was related to a decrease in professional services of $0.6 million, primarily related to costs incurred in the first six months of 2012 exploring strategic initiatives, and a decrease in stock based compensation of $0.2 million. These decreases were partially offset by an increase in salaries, benefits and accrued incentive compensation, of $0.6 million.

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

Financing Arrangements

As of June 30, 2013, the only debt outstanding was capital lease obligations and as of December 31, 2012, the majority of debt outstanding was capital lease obligations. As of June 30, 2013 and December 31, 2012, the Company had no borrowings outstanding under any domestic credit facility, or any credit arrangement entered into by a foreign subsidiary, other than letters of credit.

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

The loan agreement governing the Domestic Credit Facility contains a number of affirmative and negative covenants, including financial covenants. The Company is required to meet a minimum fixed charge coverage ratio. The fixed charge coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBITDA, as defined in the loan agreement, to fixed charges may not be less than 1 to 1 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined, as of the end of each fiscal quarter of no greater than 2.5 to 1.0. The Company must also meet a minimum consolidated EBITDA of $15.0 million through September 30, 2014 and $25.0 million thereafter. The Company was in compliance with all covenants at June 30, 2013.

As of June 30, 2013, the Company had borrowing availability of $32.4 million under the Domestic Credit Facility net of standby letters of credit outstanding of $2.6 million. As of June 30, 2013, the Company’s foreign subsidiaries had various credit arrangements with banks totaling €9.0 million (approximately $11.7 million) all of which was available for borrowing, primarily restricted to borrowings by the respective foreign subsidiary.

Operating Cash Flows

Net cash provided by operating activities in the first six months of 2013 was $6.5 million compared with net cash provided by operating activities of $12.5 million in the first six months of 2012. In the first six months of 2013 compared to the same period for 2012, net income was essentially flat. Since December 31, 2012, net operating assets and liabilities increased by $12.9 million, primarily due to increases in accounts receivable of $9.8 million and inventory of $6.5 million, partially offset by higher accounts payable of $1.6 million due to timing of inventory purchases and higher other liabilities, net, of $1.8 million. The increase in accounts receivable was due to higher net sales in the last half of the second quarter of 2013 compared to the last half of the fourth quarter of 2012. The increase in inventory of $6.5 million in 2013 was largely due to an increase in net tooling inventory of $4.7 million in preparation of new part launches and increased production activity.

Investing Cash Flows

In the first six months of 2013, net cash used for investing activities was $5.7 million compared to net cash provided by investing activities of $6.2 million in the first six months of 2012. Capital expenditures were $5.5 million during the first six months of 2013, compared with $5.8 million for the same period of 2012. Capital spending for full-year 2013 is expected to be approximately $14.0 million to $15.0 million. In addition, during the first six months of 2013 the Company made an earn-out payment of $0.2 million related to the acquisition of DSM Solutech B.V. which occurred in 2008. In the first six months of 2012, the Company redeemed its $12.0 million short term investment, which was purchased in 2011.

Financing Cash Flows

In the first six months of 2013, net cash used for financing activities was $5.5 million compared to net cash used of $3.1 million in the first six months of 2012. Debt repayments were $0.4 million and $0.6 million for the first six months of 2013 and 2012, respectively. The Company received $0.9 million from the exercise of stock options in the first six months of 2013, compared to $0.2 million in the first six months of 2012. The Company acquired $6.2 million and $2.7 million in company stock through its stock repurchase and equity compensation plans during the first six months of 2013 and 2012, respectively.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Footnote 1 of the “Notes to Consolidated Financial Statements” and Critical Accounting Estimates in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the quarter ended June 30, 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer (the “CEO”) and Executive Vice President and Chief Financial Officer (the “CFO”), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based on that evaluation, the CEO and CFO have concluded that the Company's disclosure controls and procedures were effective as of June 30, 2013. The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management of the Company, with the participation of its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.     OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is subject to legal proceedings, claims, investigations and inquiries that arise in the ordinary course of business such as, but not limited to, actions with respect to commercial, intellectual property, employment, personal injury, and environmental matters. The Company believes that it has meritorious defenses against the claims currently asserted against it and intends to defend them vigorously. While the outcome of litigation is inherently uncertain and the Company cannot be sure that it will prevail in any of the cases, the Company is not aware of any matters pending that are expected to have material adverse effect on the Company’s financial position, results of operations or cash flows.

Item 1A. Risk Factors

See Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012. There has been no material change in the risk factors facing the Company since that report was filed. The risks described in the Annual Report on Form 10-K, and the “Safe Harbor Statement” in this report, are not the only risks faced by the Company. Additional risks and uncertainties not currently known or that are currently judged to be immaterial may also materially affect the Company’s business, financial position, results of operations or cash flows.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

On April 27, 2012, the Company’s Board of Directors approved a stock repurchase program under which the Company may purchase up to 1.0 million shares of the Company’s common stock. As reflected in the following table, during the three months ended June 30, 2013, 423,244 shares of the Company’s common stock were repurchased under the stock repurchase program at a total cost of approximately $6.0 million.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

April 1, 2013 - April 30, 2013	144,268	$14.17	144,268	546,065
May 1, 2013 - May 31, 2013	150,344	$14.35	150,344	395,721
June 1, 2013 - June 30, 2013	128,632	$14.40	128,632	267,089
	423,244	$14.30	423,244	267,089

Item 6.    Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on 10-K dated March 12, 2004 and incorporated herein by this reference.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

August 1, 2013	By:	/s/ Robert K. Julian
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

