Form 10-Q
period 2013-09-30
LYDALL INC /DE/
filed 2013-11-04
CIK 60977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
________________

FORM 10-Q

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2013

OR

☐  TRANSITION REPORT PURSUANT TO SECION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from      to

Commission File Number: 1-7665
________________

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
________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer  ☒ Non-accelerated filer ☐ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $ .10 par value per share.

Total Shares outstanding October 25, 2013	16,791,192

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained in this report that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of the Exchange Act. All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current expectations and assumptions relating to the Company’s business, the economy and other future conditions. Forward-looking statements generally can be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “forecasts,” “predicts,” “targets,” “prospects,” “strategy,” “signs” and other words of similar meaning in connection with the discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash and other measures of financial performance. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Forward-looking statements in this Quarterly Report on Form 10-Q include, among others, statements relating to:

⋅	Overall economic and business conditions and the effects on the Company’s markets;
⋅	Outlook for the fourth quarter of 2013;
⋅	Expected vehicle production in the North American or European markets;
⋅	Growth opportunities in markets served by the Company’s Performance Materials segment;
⋅	Product development and new business opportunities;
⋅	Future strategic transactions, including but not limited to: acquisitions, joint ventures, alliances, licensing, agreements and divestitures;
⋅	Pension plan funding requirements;
⋅	Future cash flow and uses of cash;
⋅	Future repurchases of the Company’s Common Stock;
⋅	Future amounts of stock-based compensation expense;
⋅	Future earnings and other measurements of financial performance;
⋅	Future levels of indebtedness and capital spending;
⋅	The Company’s ability to meet cash operating requirements;
⋅	The Company’s ability to meet financial covenants in its $35.0 million senior secured domestic revolving credit facility;
⋅	The expected future impact of recently issued accounting pronouncements upon adoption;
⋅	Future effective income tax rates and realization of deferred tax assets;
⋅	Estimates of fair values of long-lived assets used in assessing long-lived assets for possible impairment; and
⋅	The expected outcomes of legal proceedings and other contingencies.

All forward-looking statements are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements made in this Quarterly Report on Form 10-Q, in press releases and in other statements made by the Company’s authorized officers. Such risks and uncertainties include, among others, worldwide economic cycles that affect the markets which the Company’s businesses serve which could have an effect on demand for the Company’s products and impact the Company’s profitability, disruptions in the global credit and financial markets, including diminished liquidity and credit availability, swings in consumer confidence and spending, unstable economic growth, raw material pricing and supply issues, fluctuations in unemployment rates, and increases in fuel prices, as well as other risks and uncertainties identified in Part II, Item 1A – Risk Factors of this Quarterly Report on Form 10-Q and Part I, Item 1A Risk Factors of Lydall’s Annual Report on Form 10-K for the year ended December 31, 2012.

3

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
  (In Thousands Except Per Share Data)

	Quarter Ended
	September 30,
	2013	2012
	(Unaudited)
Net sales	$97,995	$94,167
Cost of sales	77,501	74,898
Gross profit	20,494	19,269
Selling, product development and administrative expenses	13,108	14,069
Operating income	7,386	5,200
Interest expense	77	96
Other income, net	(16)	(19)
Income before income taxes	7,325	5,123
Income tax expense	2,750	1,248
Net income	$4,575	$3,875
Earnings per share:
Basic	$0.28	$0.23
Diluted	$0.27	$0.23
Weighted average number of common shares outstanding:
Basic	16,437	16,630
Diluted	16,735	16,943

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

	September 30,
	2013	2012
	(Unaudited)
Net sales	$298,075	$288,456
Cost of sales	233,179	227,953
Gross profit	64,896	60,503
Selling, product development and administrative expenses	41,472	41,968
Gain on sale of product line	-	(810)
Operating income	23,424	19,345
Interest expense	231	273
Other expense (income), net	44	(3)
Income before income taxes	23,149	19,075
Income tax expense	8,127	4,696
Net income	$15,022	$14,379
Earnings per share:
Basic	$0.90	$0.86
Diluted	$0.89	$0.85
Weighted average number of common shares outstanding:
Basic	16,599	16,742
Diluted	16,888	16,978

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(Unaudited)		(Unaudited)
Net income	$4,575	$3,875	$15,022	$14,379
Other comprehensive income:
Foreign currency translation adjustments	2,772	1,039	1,774	(617)
Pension liability adjustment, net of tax	166	138	497	415
Comprehensive income	$7,513	$5,052	$17,293	$14,177

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	2013	2012
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$59,996	$63,623
Accounts receivable, less allowances (2013 - $441; 2012 - $469)	63,708	47,486
Inventories	38,576	31,292
Prepaid expenses and other current assets	10,260	9,400
Total current assets	172,540	151,801
Property, plant and equipment, at cost	260,616	249,206
Accumulated depreciation	(183,464)	(172,952)
Net, property, plant and equipment	77,152	76,254
Goodwill	18,491	18,282
Other intangible assets	3,553	3,825
Other assets, net	1,049	1,754
Total assets	$272,785	$251,916

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$718	$765
Accounts payable	34,317	29,441
Accrued payroll and other compensation	9,158	10,273
Accrued taxes	469	1,728
Other accrued liabilities	5,869	4,143
Total current liabilities	50,531	46,350
Long-term debt	1,201	1,646
Deferred tax liabilities	6,989	3,902
Benefit plan liabilities	24,087	25,080
Other long-term liabilities	2,073	442

Commitments and Contingencies (Note 11)

Stockholders’ equity:
Preferred stock	-	-
Common stock	2,404	2,379
Capital in excess of par value	61,285	58,784
Retained earnings	216,119	201,097
Accumulated other comprehensive loss	(16,095)	(18,366)
Treasury stock, at cost	(75,809)	(69,398)
Total stockholders’ equity	187,904	174,496
Total liabilities and stockholders’ equity	$272,785	$251,916

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	September 30,
	2013	2012
	(Unaudited)
Cash flows from operating activities:
Net income	$15,022	$14,379
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of product line	-	(810)
Depreciation and amortization	9,586	10,346
Deferred income taxes	2,722	(687)
Stock based compensation	1,187	1,040
Loss on disposition of property, plant and equipment	234	101
Changes in operating assets and liabilities:
Accounts receivable	(15,768)	(11,136)
Inventories	(6,950)	810
Accounts payable	4,635	5,678
Accrued payroll and other compensation	(1,253)	(16)
Accrued taxes	(1,247)	401
Other, net	2,740	(895)
Net cash provided by operating activities	10,908	19,211
Cash flows from investing activities:
Proceeds from maturity of short-term investment	-	12,015
Capital expenditures	(9,502)	(7,945)
Proceeds from sale of product line	-	1,000
Acquisition earn out payments	(158)	-
Net cash (used for) provided by investing activities	(9,660)	5,070
Cash flows from financing activities:
Debt repayments	(536)	(778)
Common stock issued	1,204	303
Common stock repurchased	(6,411)	(3,076)
Excess tax benefit on stock awards	197	-
Net cash used for financing activities	(5,546)	(3,551)
Effect of exchange rate changes on cash	671	(124)
(Decrease) increase in cash and cash equivalents	(3,627)	20,606
Cash and cash equivalents at beginning of period	63,623	30,905
Cash and cash equivalents at end of period	$59,996	$51,511

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

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the accounts of Lydall, Inc. and its subsidiaries. All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s annual financial statements for the year ended December 31, 2012. The year-end Condensed Consolidated Balance Sheet was derived from the December 31, 2012 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Management believes that all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position, results of operations and cash flows for the periods reported, have been included. For further information, refer to the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Recently Adopted Accounting Pronouncements

In December 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which amends ASC 210, Balance Sheet. This ASU requires entities to disclose gross and net information about both instruments and transactions eligible for offset in the statement of financial position and those subject to an agreement similar to a master netting arrangement. This would include derivatives and other financial securities arrangements. The effective date was January 1, 2013. The adoption of the ASU had no effect on the Company’s condensed consolidated financial statements.

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

In July 2013, the FASB issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). This ASU requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in their financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The objective of this update is to eliminate the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU is effective for fiscal years beginning after December 15, 2013. The Company is currently evaluating this new guidance and believes its adoption will not have a significant impact on our condensed consolidated financial statements.

2.     Inventories

Inventories as of September 30, 2013 and December 31, 2012 were as follows:

	September 30,	December 31,
In thousands	2013	2012
Raw materials	$13,940	$12,501
Work in process	17,832	12,800
Finished goods	9,621	10,549
	41,393	35,850
Less: Progress billings	(2,817)	(4,558)
Total inventories	$38,576	$31,292

Included in work in process is gross tooling inventory of $11.8 million and $8.0 million at September 30, 2013 and December 31, 2012, respectively. Tooling inventory, net of progress billings, was $9.0 million and $3.5 million at September 30, 2013 and December 31, 2012, respectively.

3.     Goodwill

The Company tests its goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value may exceed its fair value.

The changes in the carrying amount of goodwill by segment as of and for the nine months ended September 30, 2013 were as follows:

		Currency
	December 31,	translation	Other	September 30,
In thousands	2012	adjustments	adjustments	2013
Performance Materials	$13,622	$119	$90	$13,831
Other Products and Services	4,660	-	-	4,660
Total goodwill	$18,282	$119	$90	$18,491

Other adjustments relate to contingent consideration owed to the seller of DSM Solutech B.V. (“Solutech”) which was acquired by the Company in December 2008. The Company is obligated to pay, for a period of five years beginning December 1, 2008, consideration equal to 4.0% of Solutech’s net revenues (included in the net revenues of the Performance Materials segment). These payments increase the amount of goodwill previously recorded, as the acquisition occurred prior to the revised guidance issued by the FASB (ASC 805) for business combinations.

4.     Long-term Debt and Financing Arrangements

As of September 30, 2013, the only debt outstanding was capital lease obligations and as of December 31, 2012, the majority of debt outstanding was capital lease obligations. As of September 30, 2013, and December 31, 2012, the Company had no borrowings outstanding under any domestic credit facility, or any credit arrangement entered into by a foreign subsidiary, other than letters of credit.

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

The loan agreement governing the Domestic Credit Facility contains a number of affirmative and negative covenants, including financial covenants. The Company is required to meet a minimum fixed charge coverage ratio. The fixed charge coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBITDA, as defined in the loan agreement, to fixed charges may not be less than 1.0 to 1.0 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined, as of the end of each fiscal quarter of no greater than 2.5 to 1.0. The Company must also meet a minimum consolidated EBITDA for the preceding 12 month period of $15.0 million through September 30, 2014 and $25.0 million thereafter. The Company was in compliance with all covenants at September 30, 2013.

The Company expects to fund its cash requirements from existing cash balances, cash generated by operations, and through borrowings, if needed, under its Domestic Credit Facility and foreign credit facilities. As of September 30, 2013, the Company had borrowing availability of $32.4 million under the Domestic Credit Facility net of standby letters of credit outstanding of $2.6 million. As of September 30, 2013, the Company’s foreign subsidiaries had various credit arrangements with banks totaling €9.0 million (approximately $12.2 million) all of which was available for borrowing, primarily restricted to borrowings by the respective foreign subsidiary.

5.     Equity Compensation Plans

As of September 30, 2013, the Company’s equity compensation plans consisted of the 2003 Stock Incentive Compensation Plan (the “2003 Plan”) and the 2012 Stock Incentive Plan (the “2012 Plan” and together with the 2003 Plan, the “Plans”) under which incentive and non-qualified stock options and time and performance based restricted shares have been granted to employees and directors from authorized but unissued shares of common stock or treasury shares. The 2003 Plan is not active, but continues to govern all outstanding awards granted under the plan until the awards themselves are exercised or terminate in accordance with their terms. The 2012 Plan, approved by shareholders on April 27, 2012, authorizes 1.75 million shares of common stock for awards. The 2012 Plan also authorizes an additional 1.2 million shares of common stock to the extent awards granted under prior stock plans that were outstanding as of April 27, 2012 are forfeited. The 2012 Plan provides for the following types of awards: options, restricted stock, restricted stock units and other stock-based awards.

The Company incurred compensation expense of $0.5 million and $0.2 million for the quarters ended September 30, 2013 and September 30, 2012, respectively, and $1.2 million and $1.0 million for the nine months ended September 30, 2013 and September 30, 2012, respectively, for the Plans, including restricted stock awards. No compensation costs were capitalized as part of inventory.

Stock Options

The following table is a summary of outstanding and exercisable options as of September 30, 2013:

In thousands except per share amounts and years	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2013	726	$9.71	6.1	$5,422
Exercisable at September 30, 2013	422	$9.01	4.4	$3,456
Expected to Vest at September 30, 2013	290	$10.70	8.4	$1,878

There were no stock options granted and 30,074 stock options exercised during the quarter ended September 30, 2013 and 12,500 stock options granted and 128,060 stock options exercised during the nine months ended September 30, 2013. The amount of cash received from the exercise of stock options was $0.3 million during the quarter ended September 30, 2013 and $1.2 million during the nine months ended September 30, 2013. The intrinsic value of stock options exercised was $0.2 million with a minimal tax benefit during the quarter ended September 30, 2013 and the intrinsic value of stock options exercised was $0.7 million with a tax benefit of $0.2 million for the nine months ended September 30, 2013. There were 20,000 stock options granted during the quarter and nine months ended September 30, 2012. The amount of cash received from the exercises of stock options was $0.1 million and $0.3 million during the quarter and nine months ended September 30, 2012, respectively. The intrinsic value of options exercised was $0.1 million and $0.2 million during the quarter and nine months ended September 30, 2012, respectively, with minimal tax benefit. At September 30, 2013, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.2 million, with a weighted average expected amortization period of 2.7 years.

Restricted Stock

Restricted stock includes both performance-based and time-based awards. There were 5,000 time-based restricted shares granted during the nine months ended September 30, 2013 and no shares granted in the third quarter of 2013. There were 84,790 performance-based restricted shares granted during the nine months ended September 30, 2013, which have a 2015 earnings per share target, and there were no shares granted in the third quarter of 2013. During the nine months ended September 30, 2013, there were 61,800 performance-based shares that vested in accordance with Plan provisions. There were 3,750 time-based shares that vested in the third quarter and nine months ended September 30, 2013. At September 30, 2013, there were 313,985 unvested restricted stock awards with total unrecognized compensation cost related to these awards of $1.5 million with a weighted average expected amortization period of 2.2 years. Compensation expense for performance based awards is recorded based on management’s assessment of the probability of achieving the performance goals and service period.

6.     Stock Repurchases

In April 2012, the Company’s Board of Directors approved a stock repurchase program (the “2012 Stock Repurchase Program”) which authorized the Company to repurchase up to 1.0 million shares of its common stock. The Company repurchased approximately 423,000 shares of its common stock at an average price of $14.30 per share for an aggregate purchase price of $6.1 million during the nine months ended September 30, 2013 under the 2012 Stock Repurchase Program. As of September 30, 2013, there were 267,089 shares remaining and authorized for repurchase under the 2012 Stock Repurchase Program.

During the nine months ended September 30 2013, the Company purchased 22,236 shares of common stock valued at $0.3 million, through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, which allow the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due.

7.     Employer Sponsored Benefit Plans

As of September 30, 2013, the Company maintains a defined benefit pension plan that covers certain domestic Lydall employees (“domestic pension plan”) that is closed to new employees and benefits are no longer accruing. The domestic pension plan is noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in the plan. The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes. The Company expects to contribute approximately $1.2 million in cash to its domestic pension plan in 2013. Contributions of $0.3 million were made during the third quarter of 2013 and $0.9 million were made for the nine months ended September 30, 2013. Contributions of $1.1 million were made during the third quarter of 2012 and $2.1 million were made for the nine months ended September 30, 2012.

The following is a summary of the components of net periodic benefit cost, which is recorded primarily within selling, product development and administrative expenses, for the domestic pension plan for the quarters and nine months ended September 30, 2013 and 2012:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2013	2012	2013	2012
Components of net periodic benefit cost
Interest cost	$614	$648	$1,841	$1,944
Expected return on assets	(673)	(640)	(2,019)	(1,920)
Amortization of actuarial loss	267	224	801	671
Net periodic benefit cost	$208	$232	$623	$695

8.     Income Taxes

The Company’s effective tax rate was 37.5% and 24.4% for the quarters ended September 30, 2013 and 2012, respectively, and 35.1% and 24.6% for the nine months ended September 30, 2013 and 2012, respectively. The difference in the Company’s effective tax rate for the nine months ended September 30, 2013 compared to statutory federal income tax rates was primarily due to a discrete tax benefit of $0.5 million, recorded in the first quarter of 2013, as the Company concluded certain U.S. federal income tax matters through the year ended December 31, 2009. The difference in the Company’s effective tax rate for the quarter and nine months ended September 30, 2012 compared to the statutory federal income tax rates was primarily due to reversal of valuation allowance against foreign tax credit carryovers in the amounts of $0.5 million and $2.6 million, respectively.

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

9.     Earnings Per Share

For the quarters and nine months ended September 30, 2013 and 2012, basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method as long as their effect is not antidilutive.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2013	2012	2013	2012
Basic average common shares outstanding	16,437	16,630	16,599	16,742
Effect of dilutive options and restricted stock awards	298	313	289	236
Diluted average common shares outstanding	16,735	16,943	16,888	16,978

For the quarters and nine months ended September 30, 2013 and 2012, stock options for 0.2 million shares of common stock, for each period, were not considered in computing diluted earnings per common share because they were antidilutive.

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

Performance Materials Segment

The Performance Materials segment includes filtration media solutions for air, fluid power, and industrial applications (“Industrial Filtration”), air and liquid life science applications (“Life Sciences Filtration”), and industrial thermal insulation solutions for building products, appliances, and energy and industrial markets (“Industrial Thermal Insulation”). Industrial Filtration products include LydAir® MG (Micro-Glass) Air Filtration Media, LydAir® MB (Melt Blown) Air Filtration Media, Lydair® SC (Synthetic Composite) Air Filtration Media, and Arioso™ Membrane Composite Media. These products constitute the critical media components of clean-air systems for applications in clean-space, commercial, industrial and residential HVAC, power generation, and industrial processes. Lydall has leveraged its extensive technical expertise and applications knowledge into a suite of media products covering the vast liquid filtration landscape across the engine and industrial fields. The LyPore® Liquid Filtration Media and activated carbon containing ActiPure® Filtration Media series address a variety of application needs in fluid power, including hydraulic filters, air-water and air-oil coalescing, industrial fluid processes, diesel filtration and fuel filtration.

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

Industrial Thermal Insulation products are high performance nonwoven veils, papers, mats and specialty composites for the building products, appliance, and energy and industrial fields. The Manniglas® Thermal Insulation brand is diverse in its product application, ranging from high temperature seals and gaskets in ovens to specialty veils for HVAC and cavity wall insulation. The appLY® Needled Glass Mats have been developed to expand Lydall’s high temperature technology portfolio for broad application into the appliance market and supplements the Lytherm® Insulation Media product brand, traditionally utilized in the industrial market for kilns and furnaces used in metal processing. Lydall’s Cryotherm® Super-Insulating Media, CRS-Wrap® Super-Insulating Media and Cryo-Lite™ Cryogenic Insulation products are industry standards for state-of-the-art cryogenic insulation designs used by manufacturers of cryogenic equipment for liquid gas storage, piping, and transportation.

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

Thermal/Acoustical Fibers Segment

The Thermal/Acoustical Fibers segment offers a line of innovative engineered products to assist in noise and heat abatement within the transportation sector. Lydall products are found in the interior (dash insulators), underbody (wheel well, fuel tank, and exhaust) and under hood (engine compartment) of cars, vans, trucks, SUVs, heavy duty trucks and recreational vehicles.

Thermal/Acoustical Fibers segment products offer thermal and acoustical insulating solutions comprised of organic and inorganic fiber composites for the automotive and truck markets primarily in North America. Lydall’s dBCore® composite is a lightweight acoustical composite that emphasizes absorption principles over heavy-mass type systems. Lydall’s dBLyte® barrier is a high-performance acoustical barrier with sound absorption and blocking properties and can be used throughout a vehicle’s interior to minimize intrusive noise from an engine compartment and road. Lydall’s ZeroClearance® barrier is an innovative thermal solution that utilizes an adhesive backing for attachment and is ideal for protecting floor sheet metal from excessive exhaust heat. Lydall’s specially engineered wheel wells provide a solution with weight reduction and superior noise suppression capabilities over conventional designs.

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

The tables below present net sales and operating income by segment for the quarters and nine months ended September 30, 2013 and 2012, and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

Consolidated net sales by segment:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2013	2012	2013	2012
Performance Materials Segment:
Industrial Filtration	$15,536	$17,035	$50,089	$53,320
Industrial Thermal Insulation	9,877	10,647	26,612	30,497
Life Sciences Filtration	2,447	3,128	7,610	8,604
Performance Materials Segment net sales	27,860	30,810	84,311	92,421

Thermal/Acoustical Metals Segment:
Metal parts	32,910	31,347	101,976	104,893
Tooling	2,939	5,249	14,995	11,501
Thermal/Acoustical Metals Segment net sales	35,849	36,596	116,971	116,394
Thermal/Acoustical Fibers Segment:
Fiber parts	26,642	23,484	80,884	69,821
Tooling	4,533	146	6,177	891
Thermal/Acoustical Fibers Segment net sales	31,175	23,630	87,061	70,712
Other Products and Services:
Life Sciences Vital Fluids	4,114	4,326	12,684	12,306
Other Products and Services net sales	4,114	4,326	12,684	12,306
Eliminations and Other	(1,003)	(1,195)	(2,952)	(3,377)
Consolidated Net Sales	$97,995	$94,167	$298,075	$288,456

Operating income by segment:

	Quarter Ended		Nine Months Ended
	September 30,		September 30,
In thousands	2013	2012	2013	2012
Performance Materials	$2,419	$3,325	$6,967	$10,427
Thermal/Acoustical Metals	3,742	2,612	11,191	11,729
Thermal/Acoustical Fibers	5,206	3,445	16,792	9,056
Other Products and Services	112	354	593	874
Corporate Office Expenses	(4,093)	(4,536)	(12,119)	(12,741)
Consolidated Operating Income	$7,386	$5,200	$23,424	$19,345

11.   Commitments and Contingencies

The Company is subject to legal proceedings, claims, investigations and inquiries that arise in the ordinary course of business such as, but not limited to, actions with respect to commercial, intellectual property, employment, personal injury and environmental matters. While the outcome of any matter is inherently uncertain and the Company cannot be sure that it will prevail in any of the cases, the Company is not aware of any matters pending that are expected to be material with respect to the Company’s financial position, results of operations or cash flows.

12.   Changes in Accumulated Other Comprehensive Income (Loss)

The following table discloses the changes by classification within accumulated other comprehensive income (loss) for the period ended September 30, 2013:

			Total
			Accumulated
	Foreign Currency	Defined Benefit	Other
	Translation	Pension	Comprehensive
In thousands	Adjustment	Adjustment	(Loss) Income
Balance at December 31, 2012	$3,178	$(21,544)	$(18,366)
Other Comprehensive income	1,774	-	1,774
Amounts reclassified from accumulated other comprehensive income (a)	-	497	497
Balance at September 30, 2013	$4,952	$(21,047)	$(16,095)

(a)    Amount represents amortization of actuarial losses, a component of net periodic benefit cost. This amount was $0.2 million, net of a $0.1 million tax benefit, for the quarter ended September 30, 2013, and $0.5 million, net of a $0.3 million tax benefit, for the nine months ended September 30, 2013. See Note 7, Employer Sponsored Benefit Plans.

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

The Thermal/Acoustical Metals (“T/A Metals”) segment and Thermal/Acoustical Fibers (“T/A Fibers”) segment offer innovative engineered products to assist in noise and heat abatement within the transportation sector.  These products are found in the interior (dash insulators), underbody (wheel well, fuel tank, and exhaust) and under hood (engine compartment) of cars, vans, trucks, SUVs, heavy duty trucks and recreational vehicles.  Lydall’s patented products include organic and inorganic fiber composites (fiber parts) as well as metal combinations (metal parts).

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

Third Quarter 2013 Highlights

Below are financial highlights comparing Lydall’s quarter ended September 30, 2013 (“Q3 2013”) results to its quarter ended September 30, 2012 (“Q3 2012”) results:

•	Net sales were $98.0 million, an increase of $3.8 million, or 4.1%, compared to Q3 2012;
	-	Foreign currency translation positively impacted net sales by $1.6 million, or 1.6%.
•	Gross margin increased to 20.9%, compared to 20.5% in Q3 2012, principally caused by improvement in the Thermal/Acoustical Metals segment;
•	Selling, product development and administrative expenses were $13.1 million, or 13.4% of net sales, compared to $14.1 million, or 14.9% of net sales in Q3 2012;
•	Operating income was $7.4 million, or 7.5% of net sales, compared to operating income of $5.2 million, or 5.5% of net sales, in Q3 2012;
•	Net income was $4.6 million, or $0.27 per diluted share, compared to $3.9 million, or $0.23 per diluted share, in Q3 2012;
	-	Effective tax rate of 37.5% in Q3 2013 compared to 24.4% in Q3 2012, which included the reversal of valuation allowance of $0.5 million, or a benefit of $0.03 per diluted share.
•	Cash balance of $60.0 million as of September 30, 2013, compared to $63.6 million at December 31, 2012; and
•	During the first nine months of 2013, cash of $6.1 million was used to purchase approximately 423,000 shares of the Company’s common stock under a share repurchase program.

Operational and Financial Overview

Net sales for the third quarter of 2013 were $98.0 million, an increase of $3.8 million, or 4.1%, compared to the third quarter of 2012, from higher net sales of $7.5 million in the Thermal/Acoustical Fibers segment.  The Thermal/Acoustical Fibers segment continued to benefit from increased production of vehicles on Lydall’s platforms in North America resulting in greater parts net sales of $3.1 million, as well as increased tooling revenues of $4.4 million to support the launch of new vehicle platforms.  Lower net sales were reported in the third quarter of 2013, compared to the third quarter of 2012, by the Performance Materials segment of $3.0 million, Thermal/Acoustical Metals segment of $0.7 million, and the Life Sciences Vital Fluids business of $0.2 million.  Lower net sales for the Performance Materials segment were primarily due to lower global demand for Industrial Filtration products of $1.5 million, primarily air filtration products.  Also, net sales of Industrial Thermal Insulation products in the Performance Materials segment decreased by $0.8 million, due to the divestiture of a product line in a prior year. Foreign currency translation had a favorable impact of $1.6 million, or 1.6% of net sales, in the third quarter of 2013 compared to the third quarter of 2012.

Consolidated operating income was $7.4 million in the third quarter of 2013 compared to $5.2 million in the third quarter of 2012.  The increase in operating income was attributable to the Company’s Thermal/Acoustical Fibers and Thermal/Acoustical Metals segments, with increases in operating income of $1.8 million and $1.1 million, respectively.  The Thermal/Acoustical Metals segment’s third quarter 2012 operating income included an unfavorable $0.5 million customer pricing adjustment.  These increases were offset to some extent by a decrease in operating income in the Performance Materials segment of $0.9 million and the Life Sciences Vital Fluids business of $0.2 million, each in the third quarter of 2013 compared to the third quarter of 2012.  Operating income for the Company in the third quarter of 2013 was favorably impacted by lower selling, product development and administrative expenses of $1.0 million, due to lower severance and recruiting charges of $0.9 million and professional services of $0.8 million, primarily at the corporate office, partially offset by company-wide higher salaries and benefits expense.  Foreign currency translation had a minimal impact on operating income in the third quarter of 2013 compared to the third quarter of 2012.

Consolidated operating margin in the third quarter of 2013 was 7.5% compared to 5.5% in the third quarter of 2012. This increase was primarily due to an improvement in the Thermal/Acoustical Metals segment as a result of lower raw material costs, favorable absorption of fixed overhead costs, and a favorable mix between parts and tooling net sales as higher margin part sales increased by $1.6 million while lower margin tooling sales decreased by $2.3 million in the third quarter of 2013 compared to the third quarter of 2012.  Higher net sales and lower selling costs from the Thermal/Acoustical Fibers segment also contributed to improved operating margin.  These increases in operating margin were partially offset by a decrease in the third quarter of 2013 operating margin in the Performance Materials segment primarily due to lower net sales, lower absorption of fixed overhead costs, and an unfavorable mix among product net sales.

Liquidity

At September 30, 2013, the only debt outstanding was capital lease obligations.  The Company had a cash balance of $60.0 million and no borrowings under any credit facility other than letters of credit.  The Company expects to fund its cash requirements from existing cash balances, cash generated by operations and from available borrowings, as needed, under its $35.0 million senior secured domestic revolving credit facility (“Domestic Credit Facility”) and foreign credit facilities.  As of September 30, 2013, the Company had borrowing availability of $32.4 million under the Domestic Credit Facility net of standby letters of credit outstanding of $2.6 million.  As of September 30, 2013, the Company’s foreign subsidiaries had various credit arrangements with banks totaling €9.0 million (approximately $12.2 million) all of which was available for borrowing, primarily restricted to borrowings by the respective foreign subsidiary.

Outlook

Overall, Lydall’s operating results for the third quarter of 2013 in comparison to the third quarter of 2012 were positively impacted by increased automotive parts sales for the Thermal/Acoustical Fibers and Thermal/Acoustical Metals segments in North America on existing platforms and new platform launches.  This strong demand for automotive parts helped to offset lower demand for certain product lines within the Company’s Performance Materials segment.  Also impacting the improved operating results in the third quarter of 2013 compared to the third quarter of 2012 was lower administrative costs primarily at the corporate office, due to lower professional services, recruiting and severance costs.

Entering the final quarter of 2013, the Company expects global demand for products to remain stable  with the most recent quarter. The Company expects operating results in the fourth quarter of 2013 to be impacted by an unfavorable shift in product mix and by seasonality, which effects production activity and absorption of fixed costs. The Company anticipates that tooling sales related to the Thermal/Acoustical Metals and Fibers segments will be robust as Lydall continues to win new vehicle platforms.  In addition, the Company is in the process of establishing a new Thermal/Acoustical Metals manufacturing facility outside of Shanghai, China. The business remains on schedule to be fully operational in the first half of 2014.

Results of Operations

Note:  All of the following tabular comparisons, unless otherwise indicated, are for the quarters ended September 30, 2013 (Q3-13) and September 30, 2012 (Q3-12) and for the nine months ended September 30, 2013 (YTD-13) and September 30, 2012 (YTD-12).

Net Sales

	Quarter Ended			Nine Months Ended
In thousands	Q3-13	Q3-12	Percent Change	YTD-13	YTD-12	Percent Change
Net sales	$97,995	$94,167	4.1%	$298,075	$288,456	3.3%

Net sales for the third quarter ended September 30, 2013 increased by $3.8 million, or 4.1%, compared to the third quarter ended September 30, 2012.  This increase was due to higher sales volumes for the Thermal/Acoustical  Fibers segment resulting in higher net sales of $7.5 million, or 31.9%, primarily related to tooling net sales, compared to the same quarter a year ago.    This increase was partially offset by decreases in net sales from the Performance Materials segment of $3.0 million, or 9.6%, the Thermal/Acoustical Metals segment of $0.7 million, or 2.0%, and OPS of $0.2 million, or 4.9%, compared to the same quarter a year ago.  Foreign currency translation increased net sales by $1.6 million, or 1.6%, for the current quarter, compared with the third quarter of 2012, positively impacting the Thermal/Acoustical Metals segment by $1.1 million, or 2.9%, and the Performance Materials segment by $0.5 million, or 1.6%.

Net sales for the nine months ended September 30, 2013 increased by $9.6 million, or 3.3%, compared to the nine months ended September 30, 2012.  The increase was primarily due to higher sales volumes for the Thermal/Acoustical Fibers segment resulting in higher net sales of $16.3 million, or 23.1%, as parts net sales increased by $11.1 million, or 15.8%.  Thermal/Acoustical Metals net sales increased by $0.6 million, or 0.5%, due to foreign currency translation, compared to the same period of 2012.  Net sales of OPS, for the nine months ended September 30, 2013, increased by $0.4 million, or 3.1%, compared to the same period of 2012.  These increases were partially offset by lower sales volumes for the Performance Materials segment of $8.1 million, or 8.8%, compared to the same period of 2012.  Foreign currency translation increased net sales by $2.3 million, or 0.8%, for the nine months ended September 30, 2013, compared with the first nine months of 2012, positively impacting the Thermal/Acoustical Metals segment by $1.5 million, or 1.3%, and the Performance Materials segment by $0.7 million, or 0.8%.

Gross Profit

	Quarter Ended			Nine Months Ended
In thousands	Q3-13	Q3-12	Percent Change	YTD-13	YTD-12	Percent Change
Gross profit	$20,494	$19,269	6.4%	$64,896	$60,503	7.3%
Gross margin	20.9%	20.5%		21.8%	21.0%

Gross margin for the third quarter of 2013 was 20.9% compared to 20.5% in the third quarter of 2012.  The primary contributor to the improved gross margin was the Thermal/Acoustical Metals segment, which reported improved gross margin as a result of lower raw material costs, improved absorption of fixed overhead costs, and a favorable mix between higher margin parts and lower margin tooling net sales in the third quarter of 2013 compared to the third quarter of 2012. Partially offsetting this improved gross margin was lower gross margin associated with the Performance Materials segment primarily as a result of lower sales volume, unfavorable absorption of fixed overhead costs, and an unfavorable mix among product sales. Changes in Thermal/Acoustical Fibers gross margin had minimal impact on the Company’s overall gross margin in the third quarter of 2013 compared to the third quarter of 2012.

Gross margin for the nine months ended September 30, 2013 was 21.8% compared to 21.0% in the first nine months of 2012.  The primary contributor to the improved gross margin was the Thermal/Acoustical Fibers segment which reported lower raw material costs, improved absorption of fixed overhead costs, labor efficiencies and other costs savings.  This improvement was offset to some extent by lower gross margin associated with the Performance Materials segment primarily as a result of lower sales volume, unfavorable absorption of fixed overhead costs as well as an unfavorable mix among product sales.

Selling, Product Development and Administrative Expenses

	Quarter Ended			Nine Months Ended
In thousands	Q3-13	Q3-12	Percent Change	YTD-13	YTD-12	Percent Change
Selling, product development and administrative expenses	$13,108	$14,069	(6.8)%	$41,472	$41,968	(1.2)%
Percentage of sales	13.4%	14.9%		13.9%	14.5%

Selling, product development and administrative expenses for the quarter ended September 30, 2013 decreased by $1.0 million compared to the quarter ended September 30, 2012.  This decrease is due to lower severance and recruiting costs of $0.9 million, primarily at the corporate office, and lower professional service expenses of $0.8 million, principally associated with exploring strategic initiatives in the third quarter of 2012.  These decreased expenses were partially offset by an increase of $0.8 million in salaries and benefits expenses, primarily due to increased headcount and annual salary increases.

Selling, product development and administrative expenses for the nine months ended September 30, 2013 decreased by $0.5 million compared to the same period of 2012, primarily due to lower professional services of $1.3 million, principally associated with exploring strategic initiatives in the prior year, lower severance and recruiting costs of $0.8 million, primarily at the corporate office, and lower sales commission expenses of $0.6 million. These decreased expenses were partially offset by an increase of $2.2 million associated with higher salaries, benefits and accrued incentive compensation, due to increased headcount, annual salary increases and accruing higher expected payouts on the Company’s incentive bonus program.

Gain on Sale of Product Line

	Quarter Ended			Nine Months Ended
In thousands	Q3-13	Q3-12	Percent Change	YTD-13	YTD-12	Percent Change
Gain on sale of product line, net	$-	$-	-	$-	$810	(100.0)%

On June 30, 2010, the Company divested its electrical papers product line business.  This transaction contained multiple deliverables, some of which were delivered on June 30, 2010, while others were delivered in subsequent periods through June 30, 2012.  The Company recognized $0.8 million of gain in the nine months ended September 30, 2012 as the Company completed its services to be provided under a license agreement associated with the divestiture of the electrical papers product line business.

Interest Expense

	Quarter Ended			Nine Months Ended
In thousands	Q3-13	Q3-12	Percent Change	YTD-13	YTD-12	Percent Change

Interest expense	$77	$96	(19.8)%	$231	$273	(15.4)%
Weighted average interest rate	5.4%	5.5%		5.4%	5.4%

The decrease in interest expense for the quarter and nine months ended September 30, 2013 compared to the same periods of 2012 was due to lower average principal balances on capital lease obligations.

Other Income/Expense

Other income and expense for the quarters and nine months ended September 30, 2013 and 2012 consisted of insignificant activity related to foreign exchange transaction gains and losses and interest income.

Income Taxes

The Company’s effective tax rate was 37.5% and 24.4% for the quarters ended September 30, 2013 and 2012, respectively, and 35.1% and 24.6% for the nine months ended September 30, 2013 and 2012, respectively. The difference in the Company’s effective tax rate for the nine months ended September 30, 2013 compared to statutory federal income tax rates was primarily due to a discrete tax benefit of $0.5 million, recorded in the first quarter of 2013, as the Company concluded certain U.S. federal income tax matters through the year ended December 31, 2009. The difference in the Company’s effective tax rate for the quarter and nine months ended September 30, 2012 compared to the statutory federal income tax rates was primarily due to reversal of valuation allowance against foreign tax credit carryovers in the amounts of $0.5 million and $2.6 million, respectively.

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

Segment Results

The following tables present sales information for the key product and service groups included within each operating segment as well as other products and services and operating income by segment, for the quarter and nine months ended September 30, 2013 compared with the quarter and nine months ended September 30, 2012:

Net sales by segment:

	Quarter Ended
In thousands	Q3-13	Q3-12	Dollar Change
Performance Materials Segment:
Industrial Filtration	$15,536	$17,035	$(1,499)
Industrial Thermal Insulation	9,877	10,647	(770)
Life Sciences Filtration	2,447	3,128	(681)
Performance Materials Segment net sales	27,860	30,810	(2,950)
Thermal/Acoustical Metals Segment:
Metal parts	32,910	31,347	1,563
Tooling	2,939	5,249	(2,310)
Thermal/Acoustical Metals Segment net sales	35,849	36,596	(747)
Thermal/Acoustical Fibers Segment:
Fiber parts	26,642	23,484	3,158
Tooling	4,533	146	4,387
Thermal/Acoustical Fibers Segment net sales	31,175	23,630	7,545
Other Products and Services:
Life Sciences Vital Fluids	4,114	4,326	(212)
Other Products and Services net sales	4,114	4,326	(212)
Eliminations and Other	(1,003)	(1,195)	192
Consolidated Net Sales	$97,995	$94,167	$3,828

	Nine Months Ended
In thousands	YTD-13	YTD-12	Dollar Change
Performance Materials Segment:
Industrial Filtration	$50,089	$53,320	$(3,231)
Industrial Thermal Insulation	26,612	30,497	(3,885)
Life Sciences Filtration	7,610	8,604	(994)
Performance Materials Segment net sales	84,311	92,421	(8,110)
Thermal/Acoustical Metals Segment:
Metal parts	101,976	104,893	(2,917)
Tooling	14,995	11,501	3,494
Thermal/Acoustical Metals Segment net sales	116,971	116,394	577
Thermal/Acoustical Fibers Segment:
Fiber parts	80,884	69,821	11,063
Tooling	6,177	891	5,286
Thermal/Acoustical Fibers Segment net sales	87,061	70,712	16,349
Other Products and Services:
Life Sciences Vital Fluids	12,684	12,306	378
Other Products and Services net sales	12,684	12,306	378
Eliminations and Other	(2,952)	(3,377)	425
Consolidated Net Sales	$298,075	$288,456	$9,619

Operating income by segment:

	Quarter Ended
	Q3-13		Q3-12
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$2,419	8.7%	$3,325	10.8%	$(906)
Thermal/Acoustical Metals	3,742	10.4%	2,612	7.1%	1,130
Thermal/Acoustical Fibers	5,206	16.7%	3,445	14.6%	1,761
Other Products and Services	112	2.7%	354	8.2%	(242)
Corporate Office Expenses	(4,093)		(4,536)		443
Consolidated Operating Income	$7,386	7.5%	$5,200	5.5%	$2,186

	Nine Months Ended
	YTD-13		YTD-12
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$6,967	8.3%	$10,427	11.3%	$(3,460)
Thermal/Acoustical Metals	11,191	9.6%	11,729	10.1%	(538)
Thermal/Acoustical Fibers	16,792	19.3%	9,056	12.8%	7,736
Other Products and Services	593	4.7%	874	7.1%	(281)
Corporate Office Expenses	(12,119)		(12,741)		622
Consolidated Operating Income	$23,424	7.9%	$19,345	6.7%	$4,079

Performance Materials

Segment net sales decreased $3.0 million, or 9.6%, in the third quarter of 2013 compared to the third quarter of 2012. Net sales of Industrial Filtration products decreased by $1.5 million, or 8.8%, in the third quarter of 2013 compared to the third quarter of 2012, primarily from lower global demand in air filtration products.  Industrial Thermal Insulation product net sales decreased by $0.8 million, or 7.2%, as net sales of electrical paper products were lower by $1.1 million, as a result of the Company selling the electrical papers product line to a customer in a prior year, partially offset by higher sales of products used in cryogenic applications, compared to the third quarter of 2012.  Net sales of Life Sciences Filtration products decreased by $0.7 million, or 21.8%, in the third quarter of 2013 compared to the third quarter of 2012, primarily due to decreased demand for products used in respiration applications.  Foreign currency translation increased net sales by $0.5 million, or 1.6%, in the third quarter of 2013 compared to the third quarter of 2012.

The segment reported operating income of $2.4 million, or 8.7% of net sales, in the third quarter of 2013, compared to operating income of $3.3 million, or 10.8% of net sales, in the third quarter of 2012.   The decrease in operating income was primarily a result of lower net sales of $3.0 million, lower absorption of fixed overhead costs as well as unfavorable mix among product sales.  Segment selling, product development and administrative expenses decreased $0.9 million in the current quarter compared to the third quarter of 2012, primarily due to reductions in salaries, benefits and accrued incentive compensation of $0.5 million, lower product development trial costs of $0.3 million, and lower general administrative expenses of $0.1 million.

Segment net sales decreased $8.1 million, or 8.8%, in the first nine months of 2013 compared to the first nine months of 2012.  A reduction in Industrial Thermal Insulation net sales of $3.9 million, or 12.7%, primarily contributed to the reduction in net sales.  Negatively impacting the Industrial Thermal Insulation business was approximately $4.3 million lower net sales of electrical papers product as a result of the Company selling the electrical papers product line to a customer in a prior year.  Net sales of Industrial Filtration products decreased by $3.2 million, or 6.1%, in the first nine months of 2013 compared to the first nine months of 2012, primarily due to a reduction in demand for products in Europe as a result of macroeconomic conditions.  Net sales of Life Sciences Filtration products decreased by $1.0 million, or 11.6%, in the first nine months of 2013 compared to the first nine months of 2012, primarily due to decreased demand for products used in water and respiration application products.  Foreign currency translation had a minimal impact on net sales in the nine months ended September 30, 2013 compared to nine months ended September 30, 2012.

The segment reported operating income of $7.0 million, or 8.3% of net sales, in the first nine months of 2013, compared to operating income of $10.4 million, or 11.3% of net sales, in the first nine months of 2012.  The decrease in operating income was primarily a result of lower net sales of $8.1 million, lower absorption of fixed overhead costs as well as unfavorable mix among product sales.  Operating income in the first nine months of 2012 included a $0.8 million gain from services provided to the buyer of the electrical papers product line in accordance with the terms of a license agreement, which expired June 30, 2012.  Segment selling,  product development and administrative expenses decreased $1.3 million in the first nine months of 2013 compared to the first nine months of 2012, due to reductions in research and development expenses of $0.3 million and lower salaries, benefits and accrued incentive compensation of $0.3 million.  Also, lower general administrative expenses of $0.5 million, primarily related to professional services and travel, and a decrease in selling commission expenses of $0.1 million, contributed to the reduction in selling, product development and administrative expenses in the first nine months of 2013 compared to the same period a year ago.

Thermal/Acoustical Metals

In the third quarter of 2013, segment net sales decreased by $0.7 million, or 2.0%, compared to the third quarter of 2012.  Tooling net sales in the third quarter of 2013 were lower by $2.3 million, or 44.0%, compared to the third quarter of 2012 due to timing of new product launches.  Automotive parts net sales increased by $1.6 million, or 5.0%, compared to the third quarter of 2012, primarily due to higher North America parts net sales and a modest improvement in European part net sales due to foreign currency translation. Foreign currency translation increased net sales by $1.1 million, or 2.9%, for the current quarter, compared to the third quarter of 2012.

The segment reported operating income of $3.7 million, or 10.4% of net sales, in the third quarter of 2013 compared to operating income of $2.6 million, or 7.1% of net sales, in the third quarter of 2012.  The increase in operating income was primarily due to reduced raw material costs from lower aluminum pricing, improved absorption of fixed overhead costs due to higher inventory levels in anticipation of new platform launches, and by a favorable mix between higher margin automotive parts and lower margin tooling.  The Thermal/Acoustical Metals segment’s third quarter 2012 operating income included an unfavorable $0.5 million customer pricing adjustment. Selling, product development and administrative costs increased by $0.6 million in the third quarter of 2013 compared to the third quarter of 2012, primarily due to increases in salaries, benefits and accrued incentive compensation of $0.3 million and higher expenses of $0.2 million for the start-up of the segment’s China operations.

In the first nine months of 2013, segment net sales increased by $0.6 million, or 0.5%, compared to the first nine months of 2012. Tooling net sales in the first nine months of 2013 were higher by $3.5 million, or 30.4%, compared to the first nine months of 2012 due to timing of new product launches, particularly in Europe.  Automotive parts net sales decreased by $2.9 million, or 2.8%, compared to the first nine months of 2012, due to decreased demand from customers served by the Company’s European automotive operations due to macroeconomic conditions, partially offset by higher parts sales in North America due to strong market demand. Foreign currency translation increased net sales by $1.5 million, or 1.3%, in the first nine months of 2013 compared with the first nine months of 2012.

The segment reported operating income of $11.2 million, or 9.6% of net sales, in the first nine months of 2013 compared to $11.7 million, or 10.1% of net sales, in the first nine months of 2012.  The decrease in operating income was primarily due to an unfavorable mix between automotive parts and tooling net sales.  Net sales of higher margin automotive parts decreased by $2.9 million in the first nine months of 2013 compared to the first nine months of 2012.  Selling, product development and administrative costs increased by $1.5 million in the first nine months of 2013 primarily due to higher salaries, benefits and accrued incentive compensation of $0.9 million, as well as increased sales commissions of $0.2 million, higher research and development design services of $0.2 million and higher expenses of $0.2 million for the start-up of the segment’s China operations.

Thermal/Acoustical Fibers

In the third quarter of 2013, segment net sales increased by $7.5 million, or 31.9%, compared to the third quarter of 2012.  Automotive parts net sales increased by $3.1 million, or 13.4%, compared to the third quarter of 2012.  This increase was driven by higher consumer demand for vehicles in North America on Lydall’s existing platforms and new platform launches.  Tooling net sales in the third quarter of 2013 were higher by $4.4 million compared to the third quarter of 2012, due to timing of new product launches.

The segment reported operating income of $5.2 million, or 16.7% of net sales, in the third quarter of 2013, compared to operating income of $3.4 million, or 14.6% of net sales, in the third quarter of 2012.  This improvement was due to higher net sales, improved absorption of fixed overhead costs, favorable raw material pricing and other cost savings from manufacturing efficiency improvements.  These manufacturing efficiency improvements included reductions in material usage and reduced labor costs per unit in the third quarter of 2013 compared to the third quarter of 2012.  Segment selling, product development and administrative expenses were lower by $0.3 million in the third quarter of 2013 compared to the third quarter of 2012, primarily due to lower sales commissions as a result of lower commission rates in the third quarter of 2013 compared to the third quarter of 2012.

In the first nine months of 2013, segment net sales increased by $16.3 million, or 23.1%, compared to the first nine months of 2012.  Automotive parts net sales increased by $11.1 million, or 15.8%, compared to the first nine months of 2012.  Higher volumes of net sales were primarily due to improved consumer demand for vehicles in North America on Lydall’s existing platforms and new platform launches, and to a lesser extent, from a completed pricing negotiation and a non-recurring customer project.  Tooling net sales in the first nine months of 2013 were higher by $5.3 million compared to the same period of 2012, due to timing of new product launches.

The segment reported operating income of $16.8 million, or 19.3% of net sales, in the first nine months of 2013 compared to operating income of $9.1 million, or 12.8%, in the first nine months of 2012.  This increase was due to higher net sales and improved gross margin realized from favorable absorption of fixed overhead costs, lower raw material and labor costs, and to a lesser extent, $1.8 million related to a completed pricing negotiation and a non-recurring customer project.  Segment selling, product development and administrative expenses were lower by $0.3 million in the first nine months of 2013 compared to the same period of 2012, primarily due to lower sales commissions of $0.6 million, as a result of lower commission rates in the first nine months of 2013 compared to the same period of 2012, partially offset by higher salaries and wages expenses.

Other Products and Services

Life Sciences Vital Fluids net sales for the third quarter of 2013 decreased $0.2 million, or 4.9%, compared to the same quarter a year ago, due to lower volumes of bioprocessing net sales.

Life Sciences Vital Fluids reported operating income of $0.1 million, or 2.7% of net sales, for the third quarter of 2013, compared to $0.4 million, or 8.2% of net sales, for the third quarter of 2012.  This decrease in operating income was due to higher selling costs of $0.2 million as the Company expanded its product offerings in the biotech and cellular therapy markets and to a lesser extent unfavorable absorption of fixed overhead costs.

Life Sciences Vital Fluids net sales for the first nine months of 2013 increased $0.4 million, or 3.1%, compared to the same period a year ago, due to higher volumes of blood filtration net sales, and to a lesser extent, price increases.

Life Sciences Vital Fluids reported operating income of $0.6 million, or 4.7% of net sales, for the first nine months of 2013, compared to $0.9 million, or 7.1% of net sales, for the same period a year ago.  This decrease in operating income  was primarily due to higher selling costs in the first nine months of 2013 of $0.2 million as the Company expanded its product offerings in the biotech and cellular therapy markets.

Corporate Office Expenses

Corporate office expenses for the third quarter of 2013 were $4.1 million compared to $4.5 million for the third quarter of 2012.  This decrease of $0.4 million was due to lower severance and recruiting costs of $0.6 million and lower professional service expenses of $0.5 million, primarily associated with exploring strategic initiatives in the third quarter of 2012.  Partially offsetting these decreases were greater salaries, benefits and accrued incentive compensation expense of $0.5 million and increased insurance claim expense of $0.2 million in the third quarter of 2013 compared to the third quarter of 2012.

Corporate offices expenses for the first nine months of 2013 were $12.1 million compared to $12.7 million for the same period a year ago.  The reduction of $0.6 million was related to a decrease in professional services of $0.9 million, primarily related to costs incurred in the first nine months of 2012 exploring strategic initiatives, and a decrease in severance and recruiting costs of $0.7 million.  These decreases were partially offset by an increase in salaries, benefits and accrued incentive compensation of $0.8 million.

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

Financing Arrangements

As of September 30, 2013, the only debt outstanding was capital lease obligations and as of December 31, 2012, the majority of debt outstanding was capital lease obligations.  As of September 30, 2013, and December 31, 2012, the Company had no borrowings outstanding under any domestic credit facility, or any credit arrangement entered into by a foreign subsidiary, other than letters of credit.

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

The loan agreement governing the Domestic Credit Facility contains a number of affirmative and negative covenants, including financial covenants.  The Company is required to meet a minimum fixed charge coverage ratio.  The fixed charge coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBITDA, as defined in the loan agreement, to fixed charges may not be less than 1.0 to 1.0 for the immediately preceding 12 month period.  In addition, the Company must maintain a Consolidated Leverage Ratio, as defined, as of the end of each fiscal quarter of no greater than 2.5 to 1.0.  The Company must also meet a minimum consolidated EBITDA for the preceding 12 month period of $15.0 million through September 30, 2014 and $25.0 million thereafter.  The Company was in compliance with all covenants at September 30, 2013.

The Company expects to fund its cash requirements from existing cash balances, cash generated by operations, and through borrowings, if needed, under its Domestic Credit Facility and foreign credit facilities.  As of September 30, 2013, the Company had borrowing availability of $32.4 million under the Domestic Credit Facility net of standby letters of credit outstanding of $2.6 million.  As of September 30, 2013, the Company’s foreign subsidiaries had various credit arrangements with banks totaling €9.0 million (approximately $12.2 million) all of which was available for borrowing, primarily restricted to borrowings by the respective foreign subsidiary.

The Company continually explores its core markets for suitable acquisitions, joint ventures, alliances and licensing agreements. If completed, such activities would be financed with existing cash balances, cash generated from operations, under the credit facilities described under “Financing Arrangements” above or other forms of financing, as required.

Operating Cash Flows

Net cash provided by operating activities in the first nine months of 2013 was $10.9 million compared with net cash provided by operating activities of $19.2 million in the first nine months of 2012.  In the first nine months of 2013 compared to the same period for 2012, net income increased by $0.6 million. Since December 31, 2012, net operating assets and liabilities increased by $17.8 million, primarily due to increases in accounts receivable of $15.8 million and inventory of $7.0 million, partially offset by higher accounts payable of $4.6 million due to timing of inventory purchases.  The increase in accounts receivable was due to higher net sales in the last half of the third quarter of 2013 compared to the last half of the fourth quarter of 2012.  The increase in inventory of $7.0 million in 2013 was largely due to an increase in net tooling inventory of $5.5 million in preparation of new part launches and increased production activity.

Investing Cash Flows

In the first nine months of 2013, net cash used for investing activities was $9.7 million compared to net cash provided by investing activities of $5.1 million in the first nine months of 2012.  Capital expenditures were $9.5 million during the first nine months of 2013, compared with $7.9 million for the same period of 2012.  Capital spending for full-year 2013 is expected to be approximately $14.0 million to $15.0 million.  In addition, during the first nine months of 2013, the Company made an earn-out payment of $0.2 million related to the acquisition of DSM Solutech B.V. which occurred in 2008.  In the first nine months of 2012, the Company redeemed its $12.0 million short term investment, which was purchased in 2011. In addition, during the first nine months of 2012 the Company received the remaining $1.0 million due from the sale of the Company’s electrical papers product line paid in accordance with a License Agreement.

Financing Cash Flows

In the first nine months of 2013, net cash used for financing activities was $5.5 million compared to net cash used of $3.6 million in the first nine months of 2012.  Debt repayments were $0.5 million and $0.8 million for the first nine months of 2013 and 2012, respectively.  The Company received $1.2 million from the exercise of stock options in the first nine months of 2013, compared to $0.3 million in the first nine months of 2012.  The Company acquired $6.4 million and $3.1 million in company stock through its stock repurchase and equity compensation plans during the first nine months of 2013 and 2012, respectively.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods.  Footnote 1 of the “Notes to Consolidated Financial Statements” and Critical Accounting Estimates in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012, and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements.  The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain.  Actual results could differ from management’s estimates.  There have been no significant changes in the Company’s critical accounting estimates during the quarter ended September 30, 2013.

During the third quarter of 2013, the Company performed an impairment analysis for long-lived assets at the Company’s DSM Solutech B.V. (“Solutech”) operation, included in the Performance Materials segment.  Current developments with customers caused the Company to determine that it was probable that Solutech net sales would not meet previous expectations for 2013. Due to the lower than expected sales, caused by a delay in commercialization of Solutech products to the marketplace by Solutech’s customers, negative cash flows are expected in 2013.  As a result of these expected negative cash flows, combined with historical operating losses, the Company determined that it was appropriate to test the Solutech asset group, for recoverability in the third quarter of 2013. Acquisition related intangibles with a remaining useful life of 10 years primarily comprise the carrying value of the asset group of $4.6 million.  To determine the recoverability of the Solutech asset group, the Company completed an undiscounted cash flow analysis and compared it to the asset group carrying value.  This analysis was primarily dependent on the increase in net sales over the period when the business has technological exclusivity provided by the intangible assets.

The Company determined that the Solutech asset group had undiscounted cash flow which was in excess of its carrying value and, as a result, the asset group was not impaired at September 30, 2013.  The estimate of undiscounted cash flows of the Solutech long-lived asset group was based on the best information available as of the date of the assessment, which incorporated management assumptions around cash flows generated from future operations, the estimated economic useful life of the primary asset within the Solutech long-lived asset group, as well as other market information.  The Company performed various sensitivity analyses noting that a scenario of high single digit revenue growth and an appropriate related cost structure, the undiscounted cash flows exceeded the carrying value with no impairment indicated.  Based on developments with Solutech customers and the expectation of sales growth with other OEMs, the Company expects to meet the cash flow forecasts included in the impairment analysis.  Future cash flows are dependent on the success of commercialization efforts of Solutech products by OEMs, the quality of Solutech products and technology advancements and management’s ability to manage costs.  In the event that Solutech’s cash flows in the future do not meet current expectations, management, based upon conditions at the time, would consider taking actions as necessary to improve cash flow.  Accordingly, the above sensitivity analysis, while a useful tool, should not be used as a sole predictor of future impairment.  A thorough analysis of all the facts and circumstances existing at the time would need to be performed to determine if recording an impairment loss was appropriate.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

There have been no material changes in market risks from those disclosed in Item 7A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer (the “CEO”) and Executive Vice President and Chief Financial Officer (the “CFO”), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)).  Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2013.  The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management of the Company, with the participation of its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is subject to legal proceedings, claims, investigations and inquiries that arise in the ordinary course of business such as, but not limited to, actions with respect to commercial, intellectual property, employment, personal injury, and environmental matters.  The Company believes that it has meritorious defenses against the claims currently asserted against it and intends to defend them vigorously.  While the outcome of litigation is inherently uncertain and the Company cannot be sure that it will prevail in any of the cases, the Company is not aware of any matters pending that are expected to have a material adverse effect on the Company’s financial position, results of operations or cash flows.

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

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds

On April 27, 2012, the Company’s Board of Directors approved a stock repurchase program under which the Company may purchase up to 1.0 million shares.  During the three months ended September 30, 2013, no shares were repurchased under the stock repurchase program.  As reflected in the following table, during the three months ended September 30, 2013, the Company acquired 1,012 shares, with an average price paid per share of $16.01, through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, which allow the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due.

			Total Number	Maximum
			of Shares	Number of
			Purchased as	Shares That
			Part of	May Yet Be
	Total Number		Publicly	Purchased
	of Shares	Average Price	Announced	Under the
Period	Purchased (1)	Paid per Share	Program	Program

July 1, 2013 - July 31, 2013	-	$-	-	267,089
August 1, 2013 - August 31, 2013	1,012	$16.01	-	267,089
September 1, 2013 - September 30, 2013	-	$-	-	267,089
	1,012	$16.01	-	267,089

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

10.1	Letter of Agreement between Lydall, Inc. and Mona G. Estey, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated September 30, 2013 and incorporated herein by this reference.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

November 4, 2013	By:	/s/ Robert K. Julian
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

10.1	Letter of Agreement between Lydall, Inc. and Mona G. Estey, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated September 30, 2013 and incorporated herein by this reference.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

