Form 10-K
period 2013-12-31
LYDALL INC /DE/
filed 2014-03-05
CIK 60977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

Form 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On June 28, 2013, the aggregate market value of the Registrant’s voting stock held by nonaffiliates was $235,067,855 based on the New York Stock Exchange closing price on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

On February 18, 2014, there were 16,820,109 shares of Common Stock outstanding, exclusive of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the definitive Proxy Statement to be distributed in connection with the Registrant’s
Annual Meeting of Stockholders to be held on April 25, 2014.

The exhibit index is located on pages 41 – 42.

The information called for by Items 10, 11, 12, 13 and 14, to the extent not included in this document, is incorporated herein by reference to such information included in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and distributed in connection with Lydall, Inc.’s 2014 Annual Meeting of Stockholders to be held on April 25, 2014.

i

CAUTIONARY NOTE CONCERNING FACTORS THAT MAY AFFECT FUTURE RESULTS

Lydall, Inc. and its subsidiaries are hereafter collectively referred to as “Lydall,” the “Company” or the “Registrant.” Lydall and its subsidiaries’ names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Lydall and its subsidiaries.

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained in Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of the Exchange Act. All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current expectations and assumptions relating to the Company’s business, the economy and other future conditions. Forward-looking statements generally can be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “forecasts,” “predicts,” “targets,” “prospects,” “strategy,” “signs” and other words of similar meaning in connection with the discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash and other measures of financial performance. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Forward-looking statements in this Annual Report on Form 10-K include, among others, statements relating to:

•	Overall economic and business conditions and the effects on the Company’s markets;
•	Outlook for the fiscal year 2014;
•	Expected vehicle production in the North American or European markets;
•	Growth opportunities in markets served by the Company’s Performance Materials segment;
•	Expected gross margin and working capital improvements from the application of Lean Six Sigma;
•	Expected future transaction related expenses, including the tax deductibility of such expenses;
•	Ability to integrate businesses acquired in the acquisition consummated in the first quarter of 2014;
•	Expected future financial and operating performance of the acquisition;
•	Product development and new business opportunities;
•	Future strategic transactions, included but not limited to: acquisitions, joint ventures, alliances, licensing agreements and divestitures;
•	Pension plan funding requirements;
•	Future cash flow and uses of cash;
•	Future repurchases of the Company’s Common Stock;
•	Future amounts of stock-based compensation expense;
•	Future earnings and other measurements of financial performance;
•	Future levels of indebtedness and capital spending;
•	Ability to meet cash operating requirements;
•	Ability to meet financial covenants in its senior secured domestic revolving credit facility;
•	The expected future impact of recently issued accounting pronouncements upon adoption;
•	Future effective income tax rates and realization of deferred tax assets;

ii

•	Estimates of fair values of reporting units and long-lived assets used in assessing goodwill and long-lived assets for possible impairment; and
•	The expected outcomes of legal proceedings and other contingencies.

All forward-looking statements are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements made in this Annual Report on Form 10-K, in press releases and in other statements made by the Company’s authorized officers. Such risks and uncertainties include, among others, worldwide economic cycles that affect the markets which the Company’s businesses serve which could have an effect on demand for the Company’s products and impact the Company’s profitability, challenges encountered by the Lydall in the integration of acquired businesses, disruptions in the global credit and financial markets, including diminished liquidity and credit availability, swings in consumer confidence and spending, unstable economic growth, raw material pricing and supply issues, fluctuations in unemployment rates, and increases in fuel prices, as well as other risks and uncertainties identified in Part I, Item 1A — Risk Factors of this Annual Report on Form 10-K. The Company does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

iii

PART I

Item 1. BUSINESS

Lydall, Inc. has been incorporated in Delaware since 1987 after originally being incorporated in Connecticut in 1969. The principal executive offices are located in Manchester, Connecticut. The Company designs and manufactures specialty engineered filtration media, industrial thermal insulating solutions, automotive thermal and acoustical barriers, medical filtration media and devices and biopharmaceutical processing components for thermal/acoustical, filtration/separation and bio/medical applications.

Lydall serves a number of markets. The Company’s products are primarily sold directly to customers through an internal sales force and external sales representatives and distributed via common carrier. The majority of products are sold to original equipment manufacturers and tier-one suppliers. The Company competes through high-quality, specialty engineered innovative products and exceptional customer service. Lydall has a number of domestic and foreign competitors for its products, most of whom are either privately owned or divisions of larger companies.

Foreign and export sales were 45.2% of net sales in 2013, 46.7% in 2012, and 49.9% in 2011. Foreign sales were $128.0 million, $127.2 million, and $144.5 million for the years ended December 31, 2013, 2012 and 2011, respectively. Export sales primarily to Europe, Asia, Mexico and Canada were $52.1 million, $49.7 million, and $47.0 million in 2013, 2012 and 2011, respectively.

The increase in export sales dollars during 2013, compared to 2012, was primarily related to higher export sales to Mexico in the Thermal/Acoustical Metals and Thermal/Acoustical Fibers segments, due to strong overall demand in North America, partially offset by a decrease in export sales to South America in the Performance Materials segment as a result of the macro-economic slowdown in that region.

Foreign operations generated operating income of $5.1 million, $6.4 million, and $11.9 million for the years ended December 31, 2013, 2012 and 2011, respectively. The decrease in operating income generated by foreign operations from 2012 to 2013 was primarily due to lower sales from unfavorable macro-economic conditions in Europe as well as startup costs associated with the Thermal/Acoustical Metal’s segment operation in China. Total foreign assets were $103.0 million, $95.1 million and $88.9 million at December 31, 2013, 2012 and 2011, respectively. For further detail regarding revenue and financial information about the Company’s geographic areas, see Note 10 to the Consolidated Financial Statements.

Acquisition:

On February 20, 2014 the Company completed an acquisition of certain industrial filtration businesses (“Industrial Filtration”) of Andrew Industries Limited, an Altham, United Kingdom based corporation pursuant to the terms of a Sale and Purchase Agreement (the “Sale and Purchase Agreement”) for $83.0 million in cash. The Industrial Filtration business has products sold under the brands Southern FeltTM in the United States, Andrew WebronTM in Europe, and China Felt CompanyTM in Asia and serves a global customer base in the manufacture of non-woven felt filtration media and filter bags used primarily in industrial air filtration applications including power, cement, asphalt, incineration, food and pharmaceutical. The final purchase price, subject to certain customary post-closing adjustments, was financed with a combination of cash on hand and $60 million of borrowings from the Company’s $100 million amended and restated credit facility.

Amended Credit Facility:

On February 18, 2014 the Company amended and restated its $35 million senior secured revolving domestic credit facility to increase the available borrowing under this agreement to $100 million. The amended credit facility, secured by substantially all of the assets of the Company, has a maturity date of January 31, 2019 and was completed with the same financial institution as well as two additional financial institutions. The Company entered into this amended facility in part to fund $60 million of the purchase price of the Industrial Filtration acquisition.

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

SEGMENTS

The Company’s reportable segments are Performance Materials, Thermal/Acoustical Metals and Thermal/Acoustical Fibers. The Performance Materials segment reports the results of the Filtration, Thermal Insulation and Life Sciences Filtration businesses. The Thermal/Acoustical Metals segment reports the results of Lydall’s automotive business, which includes metal parts and related tooling. The Thermal/Acoustical Fibers segment reports the results of Lydall’s automotive business, which includes fiber parts and related tooling. Other Products and Services (“OPS”) include Life Sciences Vital Fluids. As a result of the acquisition of the Industrial Filtration businesses on February 20, 2014, the Company expects to report the results of Industrial Filtration, subsequent to the acquisition date, in its own reportable segment. For additional information regarding the Company’s reportable segments, please refer to Note 10 in the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Performance Materials Segment

The Performance Materials segment includes filtration media solutions for air, fluid power, and industrial applications (“Filtration”), air and liquid life science applications (“Life Sciences Filtration”), and thermal insulation solutions for building products, appliances, and energy and industrial markets (“Thermal Insulation”).

Filtration products include LydAir® MG (Micro-Glass) Air Filtration Media, LydAir® MB (Melt Blown) Air Filtration Media, LydAir® SC (Synthetic Composite) Air Filtration Media, and AriosoTM Membrane Composite Media. These products constitute the critical media component of clean-air systems for applications in clean-space, commercial, industrial and residential HVAC, power generation, and industrial processes. Lydall has leveraged its extensive technical expertise and applications knowledge into a suite of media products covering the vast liquid filtration landscape across the engine and industrial fields. The LyPore® Liquid Filtration Media series address a variety of application needs in fluid power including hydraulic filters, air-water and air-oil coalescing, industrial fluid processes and diesel fuel filtration.

Life Sciences Filtration products have been developed to meet the requirements of life science applications including biopharmaceutical pre-filtration and clarification, diagnostic and analytical testing, respiratory protection, life protection, medical air filtration, drinking water filtration and high purity process filtration such as that found in food and beverage and medical applications. Lydall also offers Solupor® Membrane specialty microporous membranes that are utilized in various markets and applications including air and liquid filtration and transdermal drug delivery. Solupor® membranes are made from ultra-high molecular weight polyethylene and incorporate a unique combination of mechanical strength, chemical inertness, and high porosity in a unique open structure.

Thermal Insulation products are high performance non-woven veils, papers, mats and specialty composites for the building products, appliance, and energy and industrial markets. The Manniglas® Thermal Insulation brand is diverse in its product application ranging from high temperature seals and gaskets in ovens and ranges to specialty veils for HVAC and cavity wall insulation. The appLY® Mat Needled Glass Mats have been developed to expand Lydall’s high temperature technology portfolio for broad application into the appliance market and supplements the Lytherm® Insulation Media product brand, traditionally utilized in the industrial market for kilns and furnaces used in metal processing. Lydall’s Cryotherm® Super-Insulating Media, CRS-Wrap® Super-Insulating Media and Cryo-LiteTM Cryogenic Insulation products are industry standards for state-of-the-art cryogenic insulation designs used by manufacturers of cryogenic equipment for liquid gas storage, piping, and transportation.

Net sales from the Performance Materials segment represented 28.1% of Lydall’s net sales in 2013 compared with 31.2% in 2012 and 34.9% in 2011. Net sales generated by the international operations of the Performance Materials segment accounted for 30.1%, 30.6% and 29.8% of segment net sales in 2013, 2012, and 2011, respectively.

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

Thermal/Acoustical Metals segment products are stamped metal combinations which provide thermal and acoustical shielding solutions for the global automotive and truck markets. Thermal/Acoustical Metals products include AMS®, which is an all metal shield designed to be used in various vehicle applications, and Direct Exhaust Mount Heat shields, which are mounted to high temperature surfaces like exhaust down-pipes or engine manifolds using aluminized and stainless steel with high performance heat absorbing materials. Additionally, a patented CLD (constraint layer damped) material is a lightweight material with characteristics to reduce vibration and parasitic noise on powertrain mounted heat shields.

Thermal/Acoustical Metals segment net sales represented 39.8% of the Company’s net sales in 2013, 40.6% in 2012 and 40.7% in 2011. Net sales generated by international operations of the Thermal/Acoustical Metals segment accounted for 59.5%, 59.2% and 44.2% of segment net sales in 2013, 2012 and 2011, respectively.

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

Thermal/Acoustical Fibers segment net sales represented 28.7% of the Company’s net sales in 2013, 24.9% in 2012 and 21.3% in 2011. There are no net sales generated by international operations, as the Thermal/Acoustical Fibers segment only produces domestically.

The Thermal/Acoustical Metals segment and Thermal/Acoustical Fibers segment operating results include allocations of certain costs shared between the segments.

Other Products and Services (“OPS”)

The Life Sciences Vital Fluids business offers specialty products for blood filtration devices, blood transfusion single-use containers and the design and manufacture of single-use solutions for cell growth, frozen storage and fluid handling, as well as equipment for bioprocessing applications.

OPS net sales were 4.3% of the Company’s net sales in 2013 compared with 4.4% in 2012 and 3.8% in 2011.

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

Sales to Ford Motor Company accounted for 20.0%, 18.8% and 16.2% of Lydall’s net sales in the years ended December 31, 2013, 2012 and 2011, respectively. Sales to Chrysler Group LLC accounted for 10.9% and 10.0% of Lydall’s net sales in the years ended December 31, 2013 and 2012. No other customers accounted for more than 10% of Lydall’s net sales in such years.

The Company invested $7.6 million in 2013, $7.7 million in 2012, and $8.1 million in 2011 or approximately 2% in 2013, 2012 and 2011 of net sales, in research and development to develop new products and to improve existing products. All amounts were expensed as incurred. Most of the investment in research and development is application specific. There were no significant customer-sponsored research and development activities during the past three years.

Backlog at January 31, 2014 was $57.8 million. Lydall’s backlog was $53.4 million at December 31, 2013, $48.8 million at December 31, 2012, and $48.3 million at December 31, 2011. Thermal/Acoustical Metals and Thermal/Acoustical Fibers segment backlog, which comprises the majority of total backlog, may be impacted by various assumptions, including future automotive production volume estimates, changes in program launch timing and changes in customer development plans. The Company believes that global automotive orders for a two month period represent a reasonable timeframe to be deemed as firm orders and included as Thermal/Acoustical Metals and Thermal/Acoustical Fibers segment backlog. There are minimal seasonal aspects to Lydall’s backlog.

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

As of December 31, 2013, Lydall employed approximately 1,600 people. Three unions with contracts expiring on September 30, 2016 represent approximately 60 employees in the United States. All employees at the facilities in France and the Netherlands are covered under a National Collective Bargaining Agreement. Certain salaried and all hourly employees in Germany are also covered under a National Collective Bargaining Agreement. Lydall considers its employee relationships to be satisfactory and did not have any actual or threatened work stoppages due to union-related activities in 2013.

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

Uncertainty in the global economy has negatively impacted, and may continue to negatively impact, Lydall’s business — Uncertainty in the global economy has affected, and could continue to adversely affect, demand for the Company’s products and impact profitability. Among other factors, disruptions in the global credit and financial markets, including diminished liquidity and credit availability, swings in consumer confidence and spending, unstable economic growth and fluctuations in unemployment rates have caused economic instability that has had, and could continue to have, a negative impact on the Company’s results of operations, financial condition and liquidity. These factors also make it difficult to accurately forecast and plan future business activities.

The Company’s foreign and export sales were 45.2% of net sales in 2013, 46.7% in 2012, and 49.9% in 2011. If the global economy were to take a significant downturn, depending on the length, duration and severity of such downturn, the Company’s business and financial statements could be adversely affected.

The Company’s Thermal/Acoustical Metals and Thermal/Acoustical Fibers segments are tied to general economic and automotive industry conditions — The Company’s Thermal/Acoustical Metals and Thermal/Acoustical Fibers segments, suppliers in the automotive market, accounted for 68.5%, 65.5%, and 62.0% of consolidated net sales in 2013, 2012, and 2011, respectively. The segments net sales from products manufactured in North America were 65.4%, 63.1%, and 55.7% in 2013, 2012, and 2011, respectively, with the remainder manufactured in Europe. These segments are tied to general economic and automotive industry conditions as demand for vehicles depends largely on the strength of the economy, employment levels, consumer confidence levels, the availability and cost of credit and the cost of fuel. These factors have had, and could continue to have, a substantial impact on these segments. Adverse developments could reduce demand for new vehicles, causing Lydall’s customers to reduce their vehicle production in North America and Europe and, as a result, demand for Company products would be adversely affected.

The Company’s quarterly operating results may fluctuate; as a result, the Company may fail to meet or exceed the expectations of research analysts or investors, which could cause Lydall’s stock price to decline — The Company’s quarterly results are subject to significant fluctuations. Operating results have fluctuated as a result of many factors, including size and timing of orders and shipments, loss of significant customers, product mix, technological change, operational efficiencies and inefficiencies, competition, changes in deferred tax asset valuation allowances, strategic initiatives, severance and recruiting charges, asset impairments and general economic conditions. In addition, lower revenues may cause asset utilization to decrease, resulting in the under absorption of the Company’s fixed costs, which could negatively impact gross margins. Additionally, the Company’s gross margins vary among its product groups and have fluctuated from quarter to quarter as a result of shifts in product mix. Any and all of these factors could affect the Company’s business, financial condition, future results of operations or cash flows and possibly lead to a decline in Lydall’s stock price.

The Industrial Filtration acquisition exposes the Company to a number of risks and uncertainties, the occurrence of any of which could materially adversely affect the Company’s business, cash flows, financial condition and results of operations as well as the market price of Lydall’s common stock — The Company entered into a Sale and Purchase Agreement on February 20, 2014 relating to the acquisition of the Industrial Filtration businesses and funded the purchase price for the acquisition from cash on hand and borrowings under the amended credit facility. The acquisition exposes the Company to a number of risks and uncertainties, including the subsequent integration of the acquired businesses with the Company, the financial performance of the Industrial Filtration acquisition, risks associated with incurring additional indebtedness and the risks associated with international expansion.

Additionally, Company management has spent, and will continue to spend, a significant amount of its time and efforts directed toward the Industrial Filtration businesses, which time and efforts otherwise would have been spent on existing businesses and other opportunities that could have been beneficial to Lydall. In addition, the Company may not realize the anticipated benefits of the acquisition of the Industrial Filtration businesses. The Company’s ability to realize such benefits will depend on its ability to successfully and efficiently integrate the Industrial Filtration business, which involves products, markets, and geographies that are new to the Company. Difficulties of integration include coordinating and consolidating separate systems and facilities, integrating the management of the acquired business, integrating legal and financial controls in multiple jurisdictions, retaining market acceptance of products, maintaining employee morale, retaining key employees, and implementing Lydall’s management information systems and operational procedures and disciplines. Any such difficulties may make it more difficult to maintain relationships with employees, customers, business partners and suppliers. Also, even if integration is successful, the financial performance of the acquired business may not be as expected and there can be no assurance that the Company will realize anticipated revenue and earnings enhancements from the acquisition.

The Company’s inability to implement effective internal controls, procedures and policies for the acquired Industrial Filtration businesses as required by Sarbanes-Oxley Act of 2002 within the time periods prescribed thereby — The Company plans to fully evaluate the internal control of the Industrial Filtration businesses and any subsequently acquired companies, and then implement a standard framework established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in internal control — integrated framework (1992) of internal controls at those acquired businesses. The Company cannot provide assurance that it will be able to provide a report that contains no material weaknesses with respect to the Industrial Filtration businesses or any other acquisition.

Implementation of the Company’s strategic initiatives may not be successful — As part of Lydall’s business strategy, the Company continues to review various strategic and business opportunities to grow the business and to assess the profitability and growth potential for each of its existing businesses. The Company may incur significant professional services expenses associated with the review and potential implementation of strategic business opportunities. The Company cannot predict with certainty whether any recent or future strategic transactions will be beneficial to the Company. Among other things, future performance could be impacted by the Company’s ability to:

•	Identify and effectively complete strategic transactions;
•	Obtain adequate financing to fund strategic initiatives, which could be difficult to obtain;
•	Successfully integrate and manage acquired businesses that involve numerous operational and financial risks, including difficulties in the integration of acquired operations, diversion of management's attention from other business concerns, managing assets in multiple geographic regions and potential loss of key employees and key customers of acquired operations; and
•	Improve operating margins through its Lean Six Sigma initiatives which are intended to improve processes and work flow, improve customer service, reduce costs and leverage synergies across the Company.

The Company incurred a substantial amount of additional indebtedness which could have an adverse effect on the Company’s financial health and make it more difficult for Lydall to obtain additional financing in the future — The Company financed the Industrial Filtration acquisition with available cash and $60.0 million in borrowings under the Amended Credit Facility executed on February 18, 2014. Incurring additional debt to fund the acquisition purchase price may have an adverse effect on the Company’s financial condition and may limit Lydall’s ability to obtain any necessary financing in the future for working capital, capital expenditures, future acquisitions, debt service requirements or other purposes. Additionally, the Company may not be able to generate sufficient cash flow or otherwise obtain funds necessary to meet the additional debt obligations. Any default under the Amended Credit Facility would likely result in the acceleration of the repayment obligations to our lenders.

The Company may not have adequate cash to fund its operating requirements — The principal source of the Company’s liquidity is operating cash flows. Other significant factors that affect the overall management of liquidity include capital expenditures, investments in businesses, acquisitions, income tax payments, pension funding, share repurchases, outcomes of contingencies and availability of lines of credit and long-term financing. The Company’s liquidity can be impacted by the Company’s ability to:

•	Manage working capital and the level of future profitability. The consolidated cash balance is impacted by capital equipment and inventory investments that may be made in response to changing market conditions;
•	Satisfy covenants and other obligations under its amended credit facility, which could limit or prohibit Lydall’s ability to borrow funds. Additionally, these debt covenants and other obligations could limit the Company’s ability to make acquisitions, incur additional debt, make investments, or consummate asset sales and obtain additional financing from other sources.

The Company is subject to the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, which impose restrictions on the Company and may carry substantial fines and penalties and result in criminal sanctions — The U.S. Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions, including anti-bribery legislation in the United Kingdom, generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. The Company’s policies mandate compliance with these anti-bribery laws, violations of which often carry substantial fines and penalties and could result in criminal sanctions against the Company, Lydall’s officers or employees. The Company cannot assure that its internal control policies and procedures always will protect it from reckless or other inappropriate acts committed by the Company’s affiliates, employees or agents. Violations of these laws, or allegations of such violations, could have a material adverse effect on Lydall’s business, or financial statements and could cause the market price of Lydall’s common stock to decline.

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

If the Company’s goodwill or other long-lived assets become impaired, it may be required to record a significant charge to earnings — The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is also tested by the Company for impairment during the fourth quarter of each year. Factors that may be considered a change in circumstances, indicating that the carrying value of goodwill or other long-lived assets may not be recoverable, include, but are not limited to, a decline in the Company’s stock price and market capitalization, reduced future cash flow estimates, and slower growth rates. In 2013, the Company determined that its Solutech long-lived asset group, with a carrying amount of $4.7 million, had excess fair value over its carrying value. The determination of fair value was based on the assumption that Solutech’s customers would succeed in commercializing their products that contain Solutech technology. Small changes in future operating results in Solutech could result in a future non-cash impairment charge to income from operations.

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

New regulations related to conflict minerals could adversely impact the Company’s business — The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions designed to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of the Congo (DRC) and adjoining countries. In August 2012, the SEC promulgated new disclosure and reporting requirements for companies who use conflict minerals in their products. Complying with these new disclosure and reporting requirements may require the Company to incur substantial costs and expenditures to conduct due diligence to determine the sources of conflict minerals used in Lydall’s products. Moreover, these requirements may result in changes to the sourcing practices of the Company’s customers which may require the identification and qualification of alternate sourcing for the components of products Lydall manufactures, which could impact the availability of, or cause increases in the price of, materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, there can be no assurance that the Company will be able to obtain necessary conflict minerals from such suppliers in sufficient quantities or at competitive prices.

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

The Company’s international operations expose it to business, economic, political, legal and other risks — The Company believes that in order to be competitive and grow its businesses, it needs to maintain significant international operations. Foreign sales were $128.0 million, $127.2 million and $144.5 million for the years ended December 31, 2013, 2012, and 2011, respectively. International operations are subject to inherent risks including political and economic conditions in various countries, unexpected changes in regulatory requirements, longer accounts receivable collection cycles and potentially adverse tax consequences.

Foreign currency exchange rate fluctuations may affect the Company’s results of operations — As a result of the Industrial Filtration acquisition, the Company’s international operations will expand substantially and its financial results will be more exposed to currency exchange rate fluctuations and an increased proportion of assets, liabilities and expenses will be denominated in non-U.S. dollar currencies. The Company’s foreign and domestic operations seek to limit foreign currency exchange transaction risk by completing transactions in functional currencies whenever practical or through the use of foreign currency forward exchange contracts when deemed appropriate. If the Company does not successfully hedge its currency exposure, changes in the rate of exchange between these currencies and the U.S. dollar may negatively impact the Company. Additionally, translation of the results of operations and financial condition of its foreign operations into U.S. dollars may be affected by exchange rate fluctuations. The Company receives a material portion of its revenue from foreign operations. Foreign operations generated sales of $128.0 million, $127.2 million, and $144.5 million for the years ended December 31, 2013, 2012, and 2011, respectively, or approximately 32.1%, 33.6% and 37.7% of total sales.

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

Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to the Company’s systems, networks, and data — Increased global cybersecurity vulnerabilities, threats and more sophisticated and targeted cyber-related attacks pose a risk to the security of the Company’s systems and networks and the confidentiality, availability and integrity of the Company’s data. While the Company attempts to mitigate these risks by employing a number of measures, including employee training, monitoring and testing, and maintenance of protective systems and contingency plans, the Company remains potentially vulnerable to additional known or unknown threats. The Company also may have access to sensitive, confidential or personal data or information in certain of Lydall’s businesses that is subject to privacy and security laws, regulations and customer-imposed controls. Despite efforts made by the Company to protect sensitive, confidential or personal data or information, the Company may be vulnerable to security breaches, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance that could potentially lead to the compromising of sensitive, confidential or personal data or information. In addition, a cyber-related attack could result in other negative consequences, including damage to the Company’s reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

The principal properties of the Company as of December 31, 2013 are situated at the following locations and have the following characteristics:

Location	Primary Business Segment/General Description	Type of Interest
Hamptonville, North Carolina	Thermal/Acoustical Metals and Fibers – Product Manufacturing	Owned
Yadkinville, North Carolina	Thermal/Acoustical Metals and Fibers – Product Manufacturing	Leased
Meinerzhagen, Germany	Thermal/Acoustical Metals – Product Manufacturing	Owned
Saint-Nazaire, France	Thermal/Acoustical Metals – Product Manufacturing	Leased
Taicang, China	Thermal/Acoustical Metals – Product Manufacturing	Leased
Green Island, New York	Performance Materials – Specialty Media Manufacturing	Owned
Rochester, New Hampshire	Performance Materials – Specialty Media Manufacturing	Owned
Saint-Rivalain, France	Performance Materials – Specialty Media Manufacturing	Owned
Geleen, the Netherlands	Performance Materials – Specialty Media Manufacturing	Leased
Heerlen, the Netherlands	Performance Materials – Specialty Media Manufacturing	Leased
Winston-Salem, North Carolina	Other Products and Services – Biomedical Products Manufacturing	Leased
Manchester, Connecticut	Corporate Office	Owned

For additional information regarding lease obligations, see Note 12 to the Consolidated Financial Statements. The Company considers its properties to be in good operating condition and suitable and adequate for its present needs. In addition to the properties listed above, the Company has several leases for sales offices and warehouses in the United States, Europe and Asia, which the Company believes are immaterial individually and in the aggregate.

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

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Lydall, Inc. or its subsidiaries, together with the offices presently held by them, their business experience since January 1, 2009, and their age as of February 28, 2014, the record date of the Company’s 2014 Annual Meeting, are as follows:

Name	Age	Position and Date of Appointment	Other Business Experience Since 2009
Dale G. Barnhart	61	President, Chief Executive Officer (August 27, 2007)	Not applicable
Robert K. Julian	51	Executive Vice President and Chief Financial Officer (October 29, 2012)	Senior Vice President and Chief Financial Officer, Legrand North America (2004 – 2012), a provider of products and systems for electrical installation and information networks for commercial, residential and industrial buildings.
Joseph A. Abbruzzi	55	President, Industrial Filtration (February 20, 2014); formerly Sr. V.P., General Manager, Lydall Thermal/Acoustical — Fibers (March 14, 2011)	Vice President & General Manager, Guardian Automotive, Glass Division (2007 – 2010), a manufacture of glass products for commercial, residential, interiors, automotive, energy/solar, and technical glass industries.
William M. Lachenmeyer	55	Vice President, Human Resources (September 30, 2013)	Vice President Human Resources, Smith & Wesson Holding Corporation (2005 – 2012), a manufacture of firearms.
James V. Laughlan	41	Vice President, Chief Accounting Officer and Treasurer (March 26, 2013); formerly Chief Accounting Officer, Controller and Treasurer (July 27, 2012); formerly Chief Accounting Officer and Controller (March 29, 2010); formerly Principal Accounting Officer and Controller (December 4, 2007); formerly Controller (October 17, 2005)	Not applicable
Chad A. McDaniel	40	Vice President, General Counsel and Secretary (May 10, 2013)	Associate General Counsel, United Technologies Corporation (“UTC”), Sikorsky Aircraft division (2012 – 2013), Director; Executive Assistant to the President, UTC Fire & Security division (2010 – 2012); Assistant Counsel, UTC Pratt & Whitney division (2007 – 2010); UTC is a manufacturer of high-technology products and services for the global aerospace and building systems industries.
David H. Williams	49	President, Performance Materials (June 27, 2012)	General Manager, Saint-Gobain-Performance Plastic division (2009 – 2012), a producer of engineered, high performance polymer products.

There is no family relationship among any of the Company’s directors or executive officers.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK AND DIVIDEND HISTORY

The Company’s Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol LDL. The table below shows the range of reported sale prices on the NYSE Composite Tape for the Company’s Common Stock for the periods indicated. As of December 31, 2013, 4,763 stockholders of record held 16,819,240 shares of Lydall’s Common Stock, $.10 par value.

	High	Low	Close
2013
First Quarter	$16.08	$14.54	$15.35
Second Quarter	15.38	13.29	14.60
Third Quarter	17.18	14.53	17.17
Fourth Quarter	19.27	15.50	17.62
2012
First Quarter	$10.44	$8.79	$10.19
Second Quarter	13.62	9.94	13.52
Third Quarter	14.43	12.12	14.09
Fourth Quarter	14.65	11.68	14.34

The Company does not pay a cash dividend on its Common Stock. The Company’s domestic credit facility, entered into on June 16, 2011 and the Amended Credit Facility entered into on February 18, 2014, place no restrictions on cash dividend payments, so long as the payments do not place the Company in default.

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

As of December 31, 2013, there were 267,089 shares remaining available for purchase under the Repurchase Program. During 2013, the Company repurchased 423,244 shares of Common Stock at an aggregate purchase price of $6.1 million, and acquired an additional 34,472 shares through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, which allow the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due. The following table details the activity for the fourth quarter ended December 31, 2013.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Activity October 1, 2013 – October 31, 2013	—	—	—	267,089
Activity November 1, 2013 – November 30, 2013	—	—	—	267,089
Activity December 1, 2013 – December 31, 2013	12,236	$16.85	—	267,089
Total	12,236	—	—	267,089

PERFORMANCE GRAPH

The following performance graph and related information shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any filing of Lydall, Inc. under the Exchange Act, except to the extent that the Company specifically incorporates it by reference in such filing.

The following graph compares the cumulative total return on Lydall’s shares over the past five years with the cumulative total return on shares of companies comprising the Standard & Poor’s Smallcap 600 Index and the Russell 2000 Index. Cumulative total return is measured assuming an initial investment of $100 on December 31, 2008, including reinvestment of dividends, if any. Due to the diversity of niche businesses that the Company participates in, it is difficult to identify a reasonable peer group or one industry or line-of-business index for comparison purposes. Thus, Lydall has chosen to compare its performance to the Standard & Poor’s Smallcap 600 Index and to the Russell 2000 Index, which are comprised of issuers with generally similar market capitalizations to that of the Company.

	12/08	12/09	12/10	12/11	12/12	12/13
Lydall, Inc.	100.00	90.61	140.00	165.04	249.39	306.43
S&P Smallcap 600	100.00	125.57	158.60	160.22	186.37	263.37
Russe ll 2000	100.00	127.17	161.32	154.59	179.86	249.69
*	$100 invested on 12/31/08 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

In thousands except per share amounts and ratio data	2013	2012	2011	2010	2009
Financial results from continuing operations
Net sales	$397,969	$378,924	$383,588	$316,113	$239,732
Income (loss) from continuing operations	$19,155	$16,806	$9,047	$1,899	$(13,165)
Common stock per share data
Basic income (loss) from continuing operations	$1.16	$1.01	$0.54	$0.11	$(0.79)
Basic income (loss) from discontinued operations	$—	$—	$0.28	$0.04	$(0.10)
Basic net income (loss)	$1.16	$1.01	$0.82	$0.16	$(0.89)
Diluted income (loss) from continuing operations	$1.14	$0.99	$0.54	$0.11	$(0.79)
Diluted income (loss) from discontinued operations	$—	$—	$0.28	$0.04	$(0.10)
Diluted net income (loss)	$1.14	$0.99	$0.82	$0.16	$(0.89)
Financial position
Total assets	$274,685	$251,916	$235,185	$230,738	$223,083
Long-term debt, net of current maturities	$1,051	$1,646	$2,261	$3,392	$5,220
Total stockholders’ equity	$200,087	$174,496	$160,852	$154,145	$155,179
Property, plant and equipment
Net property, plant and equipment	$78,863	$76,254	$78,939	$88,236	$93,419
Capital expenditures	$13,826	$11,404	$8,884	$12,001	$5,921
Depreciation	$12,109	$12,784	$13,625	$13,650	$14,923
Performance and other ratios
Gross margin	21.4%	20.5%	17.6%	17.0%	13.8%
Operating margin	7.2%	5.6%	4.2%	1.1%	(6.4%)
Total debt to total capitalization	0.8%	1.4%	2.0%	3.1%	4.2%

Please read Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Annual Report on Form 10-K and the Notes to the Consolidated Financial Statements for specific changes in the Company and its markets that provide context to the above data for the years 2011 through 2013 including, without limitation, discussions concerning (i) how global economic uncertainties have affected the Company’s results; (ii) dispositions of business operations; (iii) asset impairment charges; and (iv) the Company’s effective tax rate. In 2010, changes in the Company that provide context to the above data include the recording of a pretax gain on the sale of a product line of $2.5 million, or $0.15 per diluted share, within the Performance Materials segment. In 2009, changes in the Company that provide context to the above data include the recording of pretax restructuring charges of $5.8 million, or $0.35 per diluted share, within the Thermal/Acoustical Metals segment related to the transfer and consolidation of its Vermont operation into its North Carolina operation.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Outlook

Lydall, Inc. and its subsidiaries (collectively, the “Company” or “Lydall”) design and manufacture specialty engineered filtration media, thermal insulating solutions, automotive thermal and acoustical barriers, medical filtration media and devices and biopharmaceutical processing components for filtration/separation, thermal/acoustical, and bio/medical applications. Lydall principally conducts its business through three reportable segments: Performance Materials, Thermal/Acoustical Metals and Thermal/Acoustical Fibers, with sales globally.

The Performance Materials segment includes filtration media solutions primarily for air and fluid power applications (“Filtration”), air and liquid life science applications (“Life Sciences Filtration”), and thermal insulation solutions for building products, appliances, and energy markets (“Thermal Insulation”).

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

Highlights

Below are financial highlights comparing Lydall’s 2013 results to its 2012 results:

•	Consolidated net sales of $398.0 million, an increase of $19.0 million, or 5.0%, primarily from higher Thermal/Acoustical Fibers segment net sales;
º	Foreign currency translation positively impacted 2013 net sales by $3.8 million, or 1.0%;
•	Gross margin increased to 21.4%, compared to 20.5%, principally as a result of lower raw material costs, improved absorption of fixed overhead costs as a result of higher net sales, labor efficiencies and other cost savings primarily in the Thermal/Acoustical Fibers segment;
•	Selling, product development and administrative expenses were $56.5 million, or 14.2% of net sales, compared to $57.2 million, or 15.1% of net sales;
º	Lower selling, product development and administrative expenses in the Performance Materials segment were partially offset by higher expenses from the Thermal/Acoustical Metals segment;
º	The decrease in selling, product development and administrative expenses as a percentage of net sales of 0.9% was primarily related to an increase in net sales compared to the prior year in the Thermal/Acoustical Fibers segment of 21.1%, while selling, product development and administrative expenses in this segment remained essentially unchanged;
º	2013 strategic initiative costs of approximately $1.2 million, primarily associated with the Industrial Filtration acquisition completed on February 20, 2014, were included in administrative expenses. 2012 also included approximately $1.2 million of strategic initiative costs included in administrative expenses;
•	Operating income was $28.7 million, or 7.2% of net sales, compared to $21.4 million, or 5.6% of net sales;
º	Operating income in 2012 included an asset impairment charge of $1.8 million associated with the abandonment of an ERP project and income from services provided under the License Agreement of $0.8 million which expired in June 2012;

•	Income tax expense was $9.2 million, or an effective tax rate of 32.4%, compared to income tax expense of $4.2 million, or an effective tax rate of 19.9% in 2012;
º	The effective tax rate in 2013 was positively impacted by the reversal of valuation allowances associated with state tax credit carryovers of $1.1 million, or $0.07 per share, and a discrete tax benefit of $0.5 million, or $0.03 per share, as the Company concluded certain U.S. federal income tax matters through the year ended December 31, 2009.
º	The effective tax rate in 2012 was positively impacted by the reversal of valuation allowances, associated with foreign tax credit carryovers, of $3.9 million, or $0.23 per share;
•	Net income was $19.2 million, or $1.14 per diluted share, compared to $16.8 million, or $0.99 per diluted share in 2012;
•	Cash generated from operations was $30.3 million in 2013 compared to $34.4 million in 2012, the decrease primarily a result of working capital requirements; and
•	During 2013, cash of $6.1 million was used to purchase approximately 423,000 shares of the Company’s common stock under a share repurchase program compared to 2012 when the Company used $3.8 million of cash to purchase approximately 310,000 shares.

Consolidated net sales for 2013 were $398.0 million, an increase of $19.0 million, or 5.0%, compared to 2012, primarily from higher net sales of $19.9 million in the Thermal/Acoustical Fibers segment. The Thermal/Acoustical Fibers segment continued to benefit from increased production of vehicles on Lydall’s platforms in North America resulting in greater parts net sales of $12.4 million, or 13.2%, as well as increased tooling revenues of $7.5 million to support the launch of new vehicle platforms. Higher net sales were also reported in the Thermal/Acoustical Metals segment of $4.5 million, or 2.9%, due to increased tooling revenues to support the launch of new vehicle platforms. Lower net sales were reported in 2013, compared to 2012, by the Performance Materials segment of $6.0 million, or 5.1%. The lower net sales were due to a reduction in Filtration net sales of $3.6 million as demand for products in Europe declined as a result of macroeconomic conditions. Also in the Performance Materials segment, net sales were lower in the Thermal Insulation business related to electrical papers products by $4.5 million as the Company completed its obligation to manufacture and sell these products pursuant to the agreement with the buyer of this product line in a prior year. This decrease was partially offset by higher net sales of other Thermal Insulation products in the Performance Materials segment.

Consolidated operating income was $28.7 million in 2013 compared to $21.4 million in 2012. The increase in operating income of $7.3 million was attributable to the Company’s Thermal/Acoustical Fibers segment, with an increase in operating income of $8.6 million, and lower corporate office expenses of $0.7 million in 2013 compared to 2012. These increases were offset to some extent by a decrease in operating income in the Thermal/Acoustical Metals segment of $0.6 million, which included start-up costs of $0.6 million for its China operation, as well as decreased operating income in the Performance Materials segment of $0.9 million as 2012 included a gain of $0.8 million from services provided under a license agreement, and a decrease in Life Sciences Vital Fluids business operating income of $0.4 million, each in 2013 compared to 2012.

Consolidated operating margin in 2013 was 7.2% compared to 5.6% in 2012. This increase was primarily due to an improvement in the Thermal/Acoustical Fibers segment as a result of improved gross margin realized from higher net sales and favorable absorption of fixed overhead costs, lower raw material costs and lower labor costs, and to a lesser extent, $1.8 million related to a completed pricing negotiation and a non-recurring customer project. This increase in operating margin was partially offset by decreases in 2013 operating margin in the Thermal/Acoustical Metals segment due to an increase in selling, product development and administrative expenses as a percentage of net sales to 7.7% compared to 6.9% in 2012, and in the Performance Materials segment due to the absence in 2013 of a $0.8 million gain from a license agreement in 2012.

Other Matters

On February 20, 2014 the Company completed an acquisition of certain filtration related entities (“Industrial Filtration”) from Andrew Industries Limited, an Altham, United Kingdom based corporation pursuant to the terms of a Sale and Purchase Agreement (the “Sale and Purchase Agreement”) for $83.0 million in cash. The Industrial Filtration businesses have operations in the United States, the United Kingdom, and China, serving a global customer base in the manufacture of non-woven filter felt media and filter bags used primarily in industrial air filtration applications. The final purchase price, subject to certain customary post-closing adjustments, was financed with a combination of cash on hand and borrowings of $60 million from the Company’s $100 million amended credit facility.

On February 18, 2014 the Company amended and restated its $35 million senior secured revolving domestic credit facility to increase the available borrowing under this agreement to $100 million. The amended credit facility, secured by substantially all of the assets of the Company, has a maturity date of January 31, 2019 and was completed with the same financial institution as well as two additional financial institutions. The Company entered into this amended credit facility in part to fund $60 million of the purchase price of the acquisition, as well as provide the Company with greater borrowing flexibility, more favorable interest rates and financial covenants.

Outlook

The Company’s long-term strategy for profitable growth includes increasing revenues and margins through new product development, geographic expansion into Asia and Europe, acquisitions, and from the application of Lean Six Sigma initiatives. The Industrial Filtration acquisition is aligned with the Company’s strategic objectives to strengthen Lydall’s leadership position in the filtration and engineered materials markets that it serves. This acquisition expands the Company’s position as an industry-leading, global provider of filtration products and provides complementary and new technologies while adding significant revenue growth. The acquisition is expected to be accretive to Lydall’s 2014 full-year earnings and cash flow, inclusive of transaction related expenses, the effect of inventory step-up and incremental amortization of intangible assets. A major focus for the Company in 2014 will be to integrate the acquired companies into Lydall and begin to introduce Lean Six Sigma principles to the acquired businesses. The Company expects to begin to achieve some gross margin and working capital improvements in the latter part of 2014, but expects the full impact of such lean initiatives to be realized post 2014.

In 2013, the Company made an investment in a facility in China to expand its Thermal/Acoustical Metals presence into Asia. During the first half of 2014, the Company expects to begin parts production in this facility to serve Lydall’s existing automotive customers globally.

Entering 2014, the Company is seeing positive signs in the European and Asian markets served by the Company’s Performance Materials and Thermal/Acoustical Metals segments. The Thermal/Acoustical Fibers and Metals segments are expected to continue to benefit from strong demand in North America on the Company’s existing platforms and new platform awards. While net sales are dependent on which automotive platforms the Company serves, overall, an automotive forecasting service is predicting production of automobiles to increase by 4.1% in North America and to increase by 1.8% in Europe during 2014 compared to 2013.

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

In thousands of dollars	2013	Percent Change	2012	Percent Change	2011
Net sales	$397,969	5.0%	$378,924	-1.2%	$383,588

Net sales in 2013 increased $19.0 million, or 5.0%, compared to 2012. Foreign currency translation increased net sales in 2013 by $3.8 million, or 1.0%, compared to 2012, impacting the Thermal/Acoustical Metals segment’s net sales by $2.7 million, or 1.8%, and the Performance Materials segment’s net sales by $1.1 million, or 0.9%. The increase in net sales was primarily due to higher net sales of $19.9 million, or 21.1%, for the Thermal/Acoustical Fibers segment compared to 2012 as parts net sales increased by $12.4 million, or 13.2%, and tooling sales increased $7.5 million. Net sales in the Thermal Acoustical Metals segment increased $4.5 million, or 2.9%, compared to 2012, primarily due to increased tooling net sales and foreign currency translation. OPS net sales increased $0.3 million, or 1.9%. The increase in net sales in the Thermal/Acoustical Fibers and Metals segments and OPS were partially offset by lower sales volumes in the Performance Material Segment of $6.0 million or 5.1%.

Net sales in 2012 decreased $4.7, million or 1.2%, compared to 2011. Foreign currency translation decreased net sales in 2012 by $10.6 million, or 2.8%, compared to 2011, impacting the Thermal/Acoustical Metals segment’s net sales by $7.5 million, or 4.8%, and the Performance Materials segment’s net sales by $3.1 million, or 2.3%. In the Performance Materials segment, lower sales volumes, lower sales due to the sale of a product line in 2010, and the unfavorable foreign currency translation resulted in lower net sales of $16.0 million in 2012 compared to 2011. In the Thermal/Acoustical Metals segment, unfavorable foreign currency translation resulted in lower net sales of $2.0 million compared to 2011. The decrease in net sales in the Performance Materials and Thermal/Acoustical Metals segments were partially offset by Thermal/Acoustical Fibers segment and OPS increases in net sales. In the Thermal/Acoustical Fibers segment, net sales increased $12.7 million, or 15.5%, compared with 2011, primarily due to increased sales volume. In OPS, net sales increased $2.2 million, or 14.9%, primarily due to volume.

Gross Profit

In thousands of dollars	2013	2012	2011
Gross profit	$85,225	$77,807	$67,506
Gross margin	21.4%	20.5%	17.6%

The increase in gross margin by 90 basis points in 2013 compared to 2012 was attributable to the Thermal/Acoustical Fibers segment due to lower raw material costs, improved absorption of fixed overhead costs as a result of higher net sales, labor efficiencies and other cost savings. Small changes in gross margin for the Thermal/Acoustical Metals and Performance Materials segments and OPS had minimal impact on the Company’s consolidated gross margin.

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

Selling, Product Development and Administrative Expenses

In thousands of dollars	2013	2012	2011
Selling, product development and administrative expenses	$56,512	$57,239	$52,937
Percentage of net sales	14.2%	15.1%	13.8%

Selling, product development and administrative expenses decreased by $0.7 million, or 1.3%, in 2013 compared to 2012. The decrease was primarily due to a $1.8 million asset impairment charge incurred in 2012 due to the abandonment of an ERP project as well as lower severance and recruiting costs in 2013 of approximately $1.0 million, primarily at the corporate office. Also, lower sales commissions of $0.5 million, due to reduced commission rates particularly in our Thermal/Acoustical Fibers segment, and lower professional services expenses and other costs of $0.4 million contributed to lower expense in 2013. These decreased expenses were partially offset by an increase of $2.7 million associated with higher salaries, benefits and incentive compensation expense in 2013, due to increased headcount, annual salary increases and higher accruals related to the targets achieved in the Company’s incentive bonus program. Administrative expenses included strategic initiative costs of approximately $1.2 million in both 2013 and 2012. The strategic initiative costs incurred in 2013 were primarily associated with the Industrial Filtration acquisition completed on February 20, 2014.

Selling, product development and administrative expenses increased by $4.3 million, or 8.1%, in 2012 compared to 2011. The increase was primarily due to higher expenses incurred by the corporate office and, to a lesser extent, higher salaries and wages. During the fourth quarter of 2012, the Company recorded a $1.8 million asset impairment charge due to the abandonment of an ERP project. Also contributing to the increase in selling, product development and administrative expenses in 2012 were higher strategic initiative costs of $1.2 million, severance and recruiting costs of $1.0 million, primarily associated with the departure of the Company’s Chief Financial Officer and hiring of the Company’s new Chief Financial Officer, and salaries and wages of $0.7 million. Higher salaries and wages expense in 2012 was primarily caused by annual salary increases. Partially offsetting the increase was $0.2 million in lower sales commission expense. The decrease in net sales in 2012, compared to 2011, caused the decrease in sales commission expense in 2012. Foreign currency translation decreased selling, product development and administrative expenses by $1.1 million, or 2.0%, for 2012 compared to 2011.

Gain on Sale of Product Line

In thousands of dollars	2013	2012	2011
Gain on sale of product line	$—	$810	$1,619

On June 30, 2010, the Company divested its electrical papers product line business, included in the Performance Materials segment, for total consideration of $5.8 million, of which $4.8 million was paid on June 30, 2010, with the remaining $1.0 million paid in accordance with a License Agreement on July 2, 2012. This transaction contained multiple deliverables, some of which were delivered on June 30, 2010, and recognized in income, while others were delivered in subsequent periods. The Company deferred $3.2 million of the gain from this sale related to undelivered elements of the transaction at June 30, 2010. As part of the sale transaction, the Company entered into a License Agreement with the buyer. Pursuant to the License Agreement, treated as a separate unit of accounting, the Company granted the buyer the right to use certain process technology and provided certain services to the buyer to facilitate the transfer of know-how for the manufacture of electrical paper products. The deferred gain amount was recognized as income as services under the License Agreement were delivered in periods subsequent to the sale, including $1.6 million recognized in 2011 and $0.8 million in 2012. As of June 30, 2012, the Company satisfied its obligations under the License Agreement.

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

In thousands of dollars	2013	2012	2011
Net sales	$—	$—	$13,255
Income before income taxes	—	—	1,374
Income tax expense	—	—	499
Income from discontinued operations	—	—	875
Gain on sale of discontinued operations, net of tax of $2,229	—	—	3,857
Income from discontinued operations, net of tax	$—	$—	$4,732

Interest Expense

In thousands of dollars	2013	2012	2011
Interest expense	$304	$365	$880
Weighted average interest rate during the year	5.4%	5.4%	5.4%

Interest expense was lower in 2013 compared to 2012 due to lower average principal balances on capital lease obligations.

Interest expense was lower in 2012 compared to 2011 due to decreased amortization of debt financing costs associated with the Company’s domestic revolving credit facility entered into in June 2011 and decreases in unused borrowing fees, as well as lower average principal balances on capital lease obligations.

Other Income and Expense

In thousands of dollars	2013	2012	2011
Other expense (income), net	$67	$31	$(94)

The amounts included in other expense (income), net, in all years presented are primarily related to insignificant activity related to foreign currency transaction gains and losses and interest income.

Income Taxes from Continuing Operations

	2013	2012	2011
Effective income tax rate	32.4%	19.9%	41.3%

The Company’s effective tax rate from continuing operations for 2013 was 32.4% compared to 19.9% in 2012 and 41.3% in 2011. For 2013, the difference between the Company’s effective tax rate from continuing operations and the statutory federal income tax rate was primarily caused by the release of valuation allowances against state tax credit carryovers of $1.1 million, $0.8 million of permanent benefit relating to Domestic Production Activities Deduction, and a tax benefit of $0.5 million related to the conclusion of certain U.S. federal income tax matters through the year ended December 31, 2009. These favorable tax adjustments are partially offset by an increase in valuation allowance established against a foreign net deferred tax asset. The $1.1 million reversal of valuation allowances against state tax credit carryovers included $0.3 million of state tax credits expected to offset 2013 state income taxes and $0.8 million expected to benefit future periods. The company currently maintains a full valuation allowance against a foreign deferred tax asset in the Netherlands as future realization of the asset is not reasonably assured due to consistent historical losses since 2008. During 2013, the Company increased this valuation allowance by $0.6 million in order to reserve against additional loss carryforwards that were generated in the Netherlands during the current year.

For 2012, the difference between the Company’s effective tax rate from continuing operations and the statutory federal income tax rate was primarily caused by the release of valuation allowances against foreign tax credit carryovers of $3.9 million and state net operating loss carryovers, partially offset by an increase in valuation allowance established against a foreign net deferred tax asset. The Company’s state income taxes in 2012 were offset by the reversal of valuation allowances against state net operating loss carryovers of $0.5 million as the Company used certain state net operating loss carryovers to offset 2012 state income taxes. During 2012, the Company increased its valuation allowance against a foreign deferred tax asset in the Netherlands by $0.7 million as future realization of such tax benefit was not reasonably assured.

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

The Company has been relying on proposed regulations that were issued in 2008 for its tax accounting policy regarding deduction versus capitalization of repairs related to tangible property. On December 23, 2011, the IRS issued temporary regulations that would go into effect for years beginning on or after January 1, 2012 to replace the proposed regulations. On December 14, 2012, the regulations were amended to allow a taxpayer to choose to delay the effective date to tax years beginning on or after January 1, 2014. The IRS released the final tangible property regulations on September 13, 2013. All taxpayers must comply with the final repair regulations beginning with the first tax year beginning on or after January 1, 2014. The Company has performed a preliminary analysis of the potential impact of the final regulations and determined they will not have a significant impact on the Company’s consolidated financial statements.

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

In the first quarter of 2014, the Company acquired the Industrial Filtration division of Andrew Industries Limited. The Company incurred $1.2 million of transaction costs in 2013 related to this acquisition and recognized a deferred tax benefit of $0.4 million. In the first quarter of 2014, the Company incurred additional transaction costs related to this acquisition. As a result of the transaction being consummated in the first quarter of 2014, an analysis must be completed to determine the income tax deductibility of the transaction related costs. A preliminary analysis indicates that certain transaction costs will be non-deductible for income taxes resulting in a discrete income tax expense ranging from $0.8 million to $1.2 million in the first quarter of 2014 .

SEGMENT RESULTS

Consolidated Net Sales	For the Years Ended December 31,
In thousands	2013	2012	2011
Performance Materials Segment:
Filtration	$64,752	$68,379	$72,888
Thermal Insulation	36,929	38,449	47,299
Life Sciences Filtration	10,320	11,207	13,872
Performance Materials Segment net sales	112,001	118,035	134,059
Thermal/Acoustical Metals Segment:
Metal parts	135,833	136,276	142,646
Tooling	22,573	17,645	13,290
Thermal/Acoustical Metals Segment net sales	158,406	153,921	155,936
Thermal/Acoustical Fibers Segment:
Fiber parts	105,876	93,519	79,631
Tooling	8,444	917	2,116
Thermal/Acoustical Fibers Segment net sales	114,320	94,436	81,747
Other Products and Services:
Life Sciences Vital Fluids	17,175	16,853	14,670
Other Products and Services net sales	17,175	16,853	14,670
Eliminations and Other	(3,933)	(4,321)	(2,824)
Consolidated Net Sales	$397,969	$378,924	$383,588

Operating Income from Continuing Operations	For the Years Ended December 31,
In thousands	2013	2012	2011
Performance Materials Segment	$9,462	$10,400	$18,194
Thermal/Acoustical Metals Segment	14,088	14,708	15,915
Thermal/Acoustical Fibers Segment	21,486	12,851	(3,055)
Other Products and Services:
Life Sciences Vital Fluids	778	1,190	(1,040)
Corporate Office Expenses	(17,101)	(17,771)	(13,826)
Consolidated Operating Income from Continuing Operations	$28,713	$21,378	$16,188

Performance Materials Segment

Segment net sales decreased $6.0 million, or 5.1%, in 2013 compared to 2012, due to decreased sales volumes offset to some extent by the positive impact of foreign currency translation of $1.1 million or 0.9%. A reduction in Filtration net sales of $3.6 million, or 5.3%, primarily contributed to the reduction in segment net sales as demand for products in Europe was lower due to macroeconomic conditions. Net sales in the Thermal Insulation business decreased by $1.5 million, including $4.5 million of lower net sales in 2013 of electrical papers products. The Company completed in 2012 its obligation to manufacture and sell these products, pursuant to an agreement with the buyer of this product line in a prior year. This reduction was partially offset by higher net sales of other Thermal Insulation products of $3.0 million, including greater demand for products used to transport cryogenic products and insulate commercial buildings. Net sales of Life Sciences Filtration products decreased by $0.9 million, or 7.9%, in 2013 compared to 2012 due to decreased demand for products used in water and respiration application products.

The Performance Materials segment reported operating income of $9.5 million, or 8.4% of net sales in 2013, compared to operating income of $10.4 million, or 8.8% of net sales in 2012. Operating income in 2012 included a $0.8 million gain from services provided to the buyer of the electrical papers product line in accordance with the terms of a license agreement, which expired June 30, 2012. Operating income in 2013 was essentially flat with 2012 when excluding this gain of $0.8 million from 2012. During 2013, the impact of lower sales volume, unfavorable absorption of fixed overhead costs and unfavorable product mix on operating income was nearly offset by lower selling, product development and administrative expenses of $2.0 million, or 10.6%, in 2013 compared to 2012, primarily due to cost containment measures. The Segment reported lower general administrative expenses of $0.9 million, lower salaries, benefits and accrued incentive compensation of $0.6 million, and reductions in research and development expenses of $0.4 million. The reduction in general administrative expenses of $0.9 million was primarily related to a loss on disposal of assets in 2012, lower amortization of intangible assets, lower professional services and lower travel expenses in 2013 compared to 2012.

Segment net sales decreased by $16.0 million, or 12.0%, in 2012 compared to 2011, due to decreased sales volumes and the negative impact of foreign currency translation of $3.1 million, or 2.3%. A reduction in Thermal Insulation net sales of $8.9 million, or 18.7%, primarily contributed to the reduction in net sales. This reduction was due to the Company selling the electrical papers product line to a customer in 2010. The Company sold $6.3 million less electrical paper products to this customer in 2012 compared to 2011, as the customer prepared to commence its own manufacturing of electrical paper products. Also impacting Thermal Insulation net sales was a decrease in demand and customers adjusting inventory levels on certain commercial building products. Net sales of Filtration products decreased by $4.5 million, or 6.2%, in 2012 compared to 2011, due to a reduction in demand for its products in Europe and Asia markets as well as foreign currency translation decreasing net sales $3.1 million. Net sales of Life Sciences Filtration products decreased by $2.7 million, or 19.2%, in 2012 compared to 2011, primarily due to decreased demand for products used in water and life protection application products.

The Performance Materials segment reported operating income of $10.4 million in 2012, or 8.8% of net sales, compared to operating income of $18.2 million, or 13.6% of net sales in 2011. The decrease in operating income was driven primarily by lower net sales of $16.0 million, lower absorption of fixed overhead costs and unfavorable mix among product sales. Operating income in 2012 and 2011 also includes a $0.8 million and $1.6 million gain, respectively, from services provided to the buyer of the electrical papers product line in accordance with the terms of a License Agreement. Segment selling, product development and administrative expenses in 2012 were largely unchanged compared to 2011.

Thermal/Acoustical Metals Segment

Segment net sales increased by $4.5 million, or 2.9%, in 2013 compared to 2012. Foreign currency translation positively impacted net sales by $2.7 million, or 1.8%, in 2013 compared to 2012. Tooling net sales in 2013 were higher by $4.9 million, or 27.9%, compared to 2012 due to timing of new product launches, particularly in Europe. Automotive parts net sales decreased by $0.4 million, or 0.3%, in 2013 compared to 2012, due to decreased demand from customers served by the Company’s European automotive operations due to macroeconomic conditions, partially offset by higher parts sales in North America due to strong market demand.

The Thermal/Acoustical Metals segment reported operating income of $14.1 million, or 8.9% of net sales, in 2013 compared to $14.7 million, or 9.6% of net sales, in 2012. The decrease in operating income was primarily due to higher selling, product development and administrative costs of $1.6 million offset to some extent by higher gross profit of $1.0 million related to increased net sales in 2013 compared to 2012. The increase in selling, product development and administrative costs of $1.6 million in 2013 compared to 2012 was primarily due to higher salaries, benefits and accrued incentive compensation of $0.6 million, increased sales commissions of $0.3 million, higher research and development design services of $0.3 million, and higher expenses of $0.3 million related to the start-up of the segment’s China operations.

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

The Thermal/Acoustical Metals segment reported operating income of $14.7 million, or 9.6% of net sales, in 2012 compared to operating income of $15.9 million, or 10.2% of net sales, in 2011. Contributing to this decrease was unfavorable mix in sales between automotive parts and tooling, as tooling net sales, which increased by $4.4 million in 2012 compared to 2011, typically results in lower gross margin. Segment selling, product development and administrative expenses in 2012 were essentially unchanged compared to 2011.

Thermal/Acoustical Fibers Segment

Segment net sales increased by $19.9 million, or 21.1%, in 2013 compared to 2012. Automotive parts net sales increased by $12.4 million, or 13.2%, in 2013 compared to 2012. Higher volumes of net sales were primarily due to improved consumer demand for vehicles in North America on Lydall’s existing platforms and new platform launches, and to a lesser extent, from a completed pricing negotiation and a non-recurring customer project. Domestic automobile production increased 4.8% in 2013 compared to 2012. Tooling net sales in 2013 were higher by $7.5 million compared to 2012, due to timing of new product launches.

The Thermal/Acoustical Fibers segment reported operating income of $21.5 million, or 18.8% of net sales, in 2013 compared to operating income of $12.9 million, or 13.6%, in 2012. This increase was due to higher net sales and improved gross margin realized from favorable absorption of fixed overhead costs, lower raw material costs and reductions in labor costs, and to a lesser extent, $1.8 million related to a completed pricing negotiation and a non-recurring customer project. Segment selling, product development and administrative expenses were essentially unchanged in 2013 compared to 2012 contributing to an operating margin increase to 18.8% in 2013 from 13.6% in 2012.

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

The Thermal/Acoustical Fibers Segment reported operating income of $12.9 million, or 13.6% of net sales, in 2012, compared to an operating loss of $3.1 million in 2011. This improvement was due to higher net sales and improved gross margin realized from manufacturing efficiency improvements. These manufacturing improvements began in the second half of 2011 and continued through 2012. Significant reductions in scrap, material usage, and labor primarily contributed to lower per-unit manufacturing costs in 2012 compared to 2011. Segment selling, product development and administrative expenses in 2012 were essentially unchanged compared to 2011.

Other Products and Services

Life Sciences Vital Fluids net sales increased $0.3 million, or 1.9% in 2013, compared to 2012, due to higher volumes of blood filtration and cell therapy net sales, and to a lesser extent, price increases.

Life Sciences Vital Fluids reported operating income of $0.8 million, or 4.5% of net sales, in 2013 compared to $1.2 million, or 7.1% of net sales, in 2012. This decrease in operating income was due to a reduction in gross profit of $0.2 million related to an unfavorable mix of product sales as well as an increase in selling and product development costs of $0.2 million, in 2013 compared to 2012, as the Company expanded its product offerings in the biotech and cellular therapy markets.

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

Corporate Office Expenses

The decrease in corporate office expenses of $0.7 million in 2013 compared to 2012 was due to a $1.5 million asset impairment charge in 2012 associated with the abandonment of an ERP project, lower severance and recruiting costs of $0.7 million, and lower professional services costs of $0.4 million. These decreases were partially offset by an increase in salaries, benefits and accrued incentive compensation of $1.6 million due to increased headcount, annual salary increases and meeting higher bonus targets on the Company’s incentive bonus program. Other administrative costs increased $0.3 million in 2013 compared to 2012. Corporate office strategic initiative costs of approximately $1.2 and $1.0 million were included in administrative expenses in both 2013 and 2012, respectively. The strategic initiative costs incurred in 2013 were primarily associated with the Industrial Filtration acquisition completed on February 20, 2014.

The increase in corporate office expenses of $3.9 million in 2012 compared to 2011 was due to a $1.5 million asset impairment charge, associated with the abandonment of an ERP project, higher strategic initiatives expenses of $1.0 million and severance and recruiting charges of $1.0 million primarily associated with the departure of the Company’s Chief Financial Officer and hiring of the new Chief Financial Officer. During the fourth quarter of 2012, the Company recorded a $1.8 million asset impairment charge ($1.5 million in corporate office expenses) due to the abandonment of an ERP project as the original project costs were deemed to have no future fair value.

LIQUIDITY AND CAPITAL RESOURCES

	For the Year Ended December 31,
In thousands except ratio data	2013	2012	2011
Cash and cash equivalents	$75,407	$63,623	$30,905
Short-term investment	$—	$—	$12,015
Cash provided by operating activities	$30,280	$34,405	$14,657
Cash (used for) provided by investing activities	$(13,986)	$1,611	$(6,309)
Cash used for financing activities	$(5,617)	$(3,871)	$(1,621)
Depreciation and amortization	$12,593	$13,572	$14,478
Capital expenditures	$(13,826)	$(11,404)	$(8,884)
Total debt	$1,714	$2,411	$3,296
Total capitalization (debt plus equity)	$201,801	$176,907	$164,148
Total debt to total capitalization	0.8%	1.4%	2.0%

The Company assesses its liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. The principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect the overall management of liquidity include capital expenditures, investments in businesses, acquisitions and divestitures, income tax payments, stock repurchases, debt service, pension funding and availability of lines of credit and long-term financing. The Company manages worldwide cash requirements considering available funds among domestic and foreign subsidiaries.

At December 31, 2013, the Company held $75.4 million in cash and cash equivalents the majority of which was held by domestic subsidiaries.

Operating Cash Flows

Net cash provided by operating activities in 2013 was $30.3 million compared with $34.4 million in 2012. This decrease was primarily due to an increase in operating assets and liabilities of $4.7 million in 2013, compared to a decrease in operating assets and liabilities of $3.0 million in 2012, for a change of $7.7 million, partially offset by improvement in net income of $2.3 million. Net income in 2012 included an adjustment for a non-cash operating item of $1.8 million on the loss on an asset impairment and a $0.8 million gain on sale of a product line. The increase in operating assets and liabilities in 2013 was primarily due to an increase in accounts receivable of $4.1 million due to increased sales in the fourth quarter of 2013 compared to the fourth quarter of 2012 and inventory of $3.0 million, partially offset by an increase in other liabilities, net of $3.0 million. The increase in inventory was due to an increase in net tooling inventory in preparation of new part launches and increased production activity.

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

Investing Cash Flows

Net cash used for investing activities was $14.0 million in 2013 compared to net cash provided for investing activities of $1.6 million in 2012. Capital expenditures in 2013 were $13.8 million compared to $11.4 million in 2012, an increase of $2.4 million. Investing activities during 2013 included an earn-out payment of $0.2 million made by the Company related to the acquisition of DSM Solutech B.V. which occurred in 2008. Investing activities in 2012 included the receipt of $1.0 million in remaining proceeds from the 2010 sale of its electrical papers product line. In addition, in 2012 the Company redeemed its $12.0 million short term investment which was purchased in 2011.

Net cash provided by investing activities was $1.6 million in 2012 compared to net cash used for investing activities of $6.3 million in 2011. Capital expenditures in 2012 were $11.4 million compared to $8.9 million in 2011. Investing activities in 2012 included the receipt of $1.0 million in remaining proceeds from the 2010 sale of its electrical papers product line. Investing activities in 2011 included the net proceeds of $14.0 million from the sale of Affinity. A portion of those proceeds, $12.0 million, were invested in 2011 in a short term investment that matured on January 23, 2012 and became available to fund operating, investing, or financing activities. In 2011, the Company received $0.8 million from a leasing company as a result of sale-leaseback transactions for equipment.

Financing Cash Flows

In 2013, net cash used for financing activities was $5.6 million compared with net cash used for financing activities of $3.9 million in 2012. In 2013, the Company acquired $6.6 million of its Common Stock through its stock repurchase and equity compensation plans, compared to $4.0 million in 2012. Debt payments and capital lease payments were $0.8 million in 2013 compared to $1.1 million in 2012. The Company received $1.5 million from the exercise of stock options during 2013, compared to $1.0 million during 2012.

In 2012, net cash used for financing activities was $3.9 million compared with net cash used for financing activities of $1.6 million in 2011. Debt payments and capital lease payments were $1.1 million in 2012 compared to $1.5 million in 2011. In 2012, the Company acquired $4.0 million of its Common Stock through its stock repurchase and equity compensation plans, compared to $0.2 million in 2011. The Company received $1.0 million from the exercise of stock options in 2012, compared to $0.1 million received in 2011.

Financing Arrangements

On February 18, 2014, the Company amended and restated its $35.0 million senior secured domestic revolving credit facility (“Amended Credit Facility) with a financial institution and two additional lenders, increasing the available borrowing from $35 million to $100 million. The Amended Credit Facility is secured by substantially all of the assets of the Company. The maturity date for the Amended Credit Facility is January 31, 2019, at which time amounts outstanding under the Amended Credit Facility are due and payable. The Company entered into this Amended Credit Facility in part to fund $60.0 million of the purchase price of the Industrial Filtration acquisition. The Company may prepay outstanding borrowings under the Amended Credit Facility at any time and expects to prepay amounts borrowed prior to maturity.

Under the terms of the Amended Credit Facility, the lenders are providing a $100 million revolving credit facility to the Company, under which the lenders may make revolving loans and issue letters of credit to or for the benefit of the Company and its subsidiaries. The Amended Credit Facility may be increased by an aggregate amount not to exceed $50 million through an accordion feature, subject to specified conditions.

The Amended Credit Facility contains a number of affirmative and negative covenants, including financial and operational covenants. The Company is required to meet a minimum interest coverage ratio. The interest coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBIT, to Consolidated Interest Charges, both as defined in the Amended Credit Facility, may not be less than 2.0 to 1.0 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined in the Amended Credit Facility, as of the end of each fiscal quarter of no greater than 3.0 to 1.0. The Company must also meet minimum consolidated EBITDA as of the end of each fiscal quarter for the preceding 12 month period of $30.0 million.

Interest is charged on borrowings at the Company’s option of either: (i) Base Rate plus the Applicable Rate, or (ii) the Eurodollar Rate plus the Applicable Rate. The Base Rate is a fluctuating rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by Bank of America, and (c) the Eurocurrency Rate plus 1.00%. The Eurocurrency Rate means (i) if denominated in LIBOR quoted currency, a fluctuating LIBOR per annum rate equal to the London Interbank Offered Rate; (ii) if denominated in Canadian Dollars, the rate per annum equal to the Canadian Dealer Offered Rate; or (iii) the rate per annum as designated with respect to such alternative currency at the time such alternative currency is approved by the Lenders. The Applicable Rate is determined based on the Company’s Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). The Applicable Rate added to the Base Rate Committed Loans ranges from 15 basis points to 100 basis points, and the Applicable Rate added to Eurocurrency Rate Committed Loans and Letters of Credit ranges from 75 basis points to 175 basis points. The Company will pay a quarterly fee ranging from 20 basis points to 30 basis points on the unused portion of the $100 million available under the Amended Credit Agreement.

The Company’s previous $35.0 million senior secured domestic revolving credit facility (“Domestic Credit Facility”) that was outstanding on December 31, 2013, was entered into on June 16, 2011. The Domestic Credit Facility was secured by substantially all of the assets of the Company. The maturity date for the Domestic Credit Facility was June 15, 2016. The Company had no borrowings under the Domestic Credit Facility during 2013 and no outstanding borrowings at December 31, 2013 or December 31, 2012. At December 31, 2013, the Company had available $32.4 million under the Domestic Credit Facility, net of standby letters of credit outstanding of $2.6 million. The Company was in compliance with all covenants at December 31, 2013 and December 31, 2012.

On September 30, 2011, the Company, through a foreign subsidiary, entered into a new €8.0 million foreign credit facility (“Foreign Credit Facility”), with €6.0 million available for borrowings and €2.0 million available to fund letters of credit. This Foreign Credit Facility replaced the prior foreign credit facility that expired on September 30, 2011. The Foreign Credit Facility, which has a maturity date of September 30, 2014, was completed with the same group of banking institutions and under similar terms and conditions to those in place under the prior foreign credit facility. At December 31, 2013, the Company’s foreign subsidiaries’ various credit arrangements with banks totaled €9.0 million (approximately $12.4 million) all of which was available for borrowings, primarily restricted to borrowings by the respective foreign subsidiary. The Company’s foreign subsidiaries had no borrowings outstanding on any of its credit arrangements at December 31, 2013 and December 31, 2012.

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

At December 31, 2013, total indebtedness, of which the majority is capital leases, was $1.7 million, or 0.8% of the Company’s total capital structure. Cash requirements for 2014 are expected to include the funding of ongoing operations, capital expenditures, payments due on capital and operating leases, pension plan contributions, income tax payments and optional prepayments on borrowings made to fund the Industrial Filtration acquisition which was completed on February 20, 2014. The Company’s cash balance at December 31, 2013 was $75.4 million of which approximately $26 million is expected to be used in the first quarter of 2014 to fund the acquisition of Industrial Filtration, and pay related transaction costs. Capital spending for 2014 is expected to be approximately $17 million to $22 million, including the expected capital spending associated with the acquisition of the Industrial Filtration business on February 20, 2014.

Contractual Obligations

The following table summarizes the Company’s significant contractual obligations as of December 31, 2013 and the effect such contractual obligations are expected to have on the Company’s liquidity and cash flows in future periods. For recent financing activity please refer to “Financing Arrangements” above.

	Payments Due by Period
In thousands	2014	2015	2016	2017	2018	After 5 years	Total
Contractual Obligations:
Pension plan contributions	$2,200	$—	$—	$—	$—	$—	$2,200
Operating leases	3,900	2,813	2,434	2,243	886	1,302	13,578
Capital leases*	736	731	358	—	—	—	1,825
Total Contractual Obligations	$6,836	$3,544	$2,792	$2,243	$886	$1,302	$17,603
*	Includes estimated interest payments

The Company has a capital lease agreement for the land and building at the St. Nazaire, France operating facility, included in the Thermal/Acoustical Metals segment, requiring monthly principal and interest payments until 2016. The capital lease provides an option for the Company to purchase the land and building at the end of the lease for a nominal amount.

The above table does not reflect net tax contingencies of $1.3 million, the timing of which is uncertain. Refer to Note 11 to the Consolidated Financial Statements for additional discussion on unrecognized tax benefits. Purchase orders or contracts for normal purchases of raw materials and other goods and services are not included in the table above. The Company is not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. For purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. The Company does not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed expected requirements.

The Company’s long-term debt payments and interest rates for all of the Company’s outstanding debt were fixed as of December 31, 2013. Actual payments may vary significantly from those included in the table above depending on future debt levels, timing of debt repayments and sources of funding utilized.

The amount included in the contractual obligations table related to the Company’s future pension plan contributions represents the minimum funding requirements under ERISA for the 2013 plan year and the minimum contributions for the 2014 plan year based on the

Company’s pension plan valuations at December 31, 2013. However, the Company expects to make contributions of approximately $4.2 million in 2014 to the plan. See Note 8 to the Consolidated Financial Statements for additional information regarding the Company’s pension plans.

In addition to the above contractual obligations, the Company utilizes letters of credit in the ordinary course of business for security deposit requirements. Outstanding letters of credit were $2.6 million and $2.5 million at December 31, 2013 and 2012, respectively.

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

Goodwill

The Company had goodwill of $18.6 million at December 31, 2013 and $18.3 million at December 31, 2012. Goodwill is not amortized, but rather is subject to impairment tests annually or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units, including related goodwill. The Company’s reporting units are operating segments or components of operating segments for which discrete financial information is available and segment management regularly reviews the operating results of that reporting unit. The impairment test used for goodwill was a two-step approach. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets exceeds the fair value of the reporting unit, a second step of the impairment test would be performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill would require a valuation of the reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of its goodwill, goodwill is deemed impaired and is written down to the extent of the difference.

During the fourth quarter of 2013, the Company performed its annual impairment analysis of the $13.9 million of goodwill in the Performance Materials reporting unit (PM reporting unit) and $4.7 million of goodwill in the Life Sciences Vital Fluids reporting unit (VF reporting unit), included in OPS.

The Company elected to perform the quantitative approach to test the VF reporting unit and the PM reporting unit. For 2013, the Company used both the income approach and market approach in performing step one of the impairment analyses to estimate the fair value of the reporting units. The income approach involved determining the present value of future cash flows from the reporting unit’s projected financial results in 2014 – 2016 and the projected cash flows beyond that three year period computed as the terminal value. The Company believes the income approach was appropriate because it provided a fair value estimate based upon the reporting unit’s expected long-term operations and cash flow performance.

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

The Company determined that the VF reporting unit, with $4.7 million of goodwill, had fair value which exceeded its carrying value by greater than 20%, and as a result, step two of the impairment test was not required. The Company also determined that the PM reporting unit, with $13.9 million of goodwill, had an estimated fair value which substantially exceeded its carrying value, and as a result, step two of the impairment test was not required.

In the event that the Company’s operating results in the future do not meet current expectations, management, based upon conditions at the time, would consider taking restructuring or other actions as necessary to maximize profitability. The estimates of fair value of reporting units are based on the best information available as of the date of the assessment, which incorporate management assumptions about expected future cash flows, as well as other factors such as market capitalization and other market information. Future cash flows can be affected by numerous factors including changes in economic, industry or market conditions, changes in the underlying business or products of the reporting unit, changes in competition and changes in technology. Any changes in key assumptions about the business and its prospects, changes in any of the factors discussed above or other factors could affect the fair value of one or more of the reporting units resulting in an impairment charge. If future operating performance in the VF reporting unit does not reasonably meet expectations or other key assumptions change or are not met, then a non-cash impairment charge to income from operations could occur.

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

During the third quarter of 2013, the Company performed an impairment analysis for long-lived assets at the Company’s DSM Solutech B.V. (“Solutech”) operation, included in the Performance Materials segment. Developments with customers caused the Company to determine that it was probable that Solutech net sales would not meet previous expectations for 2013. Due to the lower than expected sales, caused by a delay in commercialization of Solutech products to the market place by Solutech’s customers, negative cash flows were expected in 2013. As a result of these negative cash flows, combined with historical operating losses, the Company determined that it was appropriate to test the Solutech asset group, for recoverability in the third quarter of 2013. Acquisition related intangibles with a remaining useful life of 10 years primarily comprise the carrying value of the asset group of $4.7 million. To determine the recoverability of the Solutech asset group the Company completed an undiscounted cash flow analysis and compared it to the asset group carrying value. This analysis is primarily dependent on the increase in net sales over the period when the business has technological exclusivity provided by the intangible assets.

The Company determined that the Solutech asset group had undiscounted cash flow which was in excess of its carrying value and, as a result, the asset group was not impaired at September 30, 2013. The estimate of undiscounted cash flows of the Solutech long-lived asset group was based on the best information available as of the date of the assessment, which incorporated management assumptions around cash flows generated from future operations, the estimated economic useful life of the primary asset within the Solutech long-lived asset group, as well as other market information. The Company performed various sensitivity analyses noting that a more conservative scenario of high single digit revenue growth and an appropriate related cost structure, the undiscounted cash flows exceeded the carrying value with no impairment indicated. As of December 31, 2013 the Company expects to meet the cash flow forecasts included in the impairment analysis. Future cash flows are dependent on the success of commercialization efforts of Solutech products by OEMs, the quality of Solutech products and technology advancements and management’s ability to manage costs. In the event that Solutech’s cash flows in the future do not meet current expectations, management, based upon conditions at the time, would consider taking actions as necessary to maximize cash flow. Accordingly, the above sensitivity analysis, while a useful tool, should not be used as a sole predictor of future impairment. A thorough analysis of all the facts and circumstances existing at the time would need to be performed to determine if recording an impairment loss was appropriate.

Pensions

Pension cost and the related obligations recognized in the Consolidated Financial Statements are determined on an actuarial basis. The determination of such amounts is made in consultation with the Company’s outside actuaries based on information and assumptions provided by the Company. A substantial portion of the Company’s pension amounts relate to its domestic defined benefit pension plan. Pension plans outside the United States are not significant at December 31, 2013. The domestic defined benefit pension plan, which covers certain domestic Lydall employees, is noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. The plan has been closed to new employees for several years and benefits under the pension plan are no longer accruing.

A significant element in determining the Company’s pension cost is the expected return on plan assets. Based on a review of market trends, actual returns on plan assets and other factors, including the allocation of the Company’s investment between equity and fixed income funds, the Company’s expected long-term rate of return on plan assets was lowered to 7.25% at December 31, 2013, which will be utilized for determining 2014 pension cost. An expected long-term rate of return of 7.50% was used for determining 2013 pension expense and 7.75% and 8.00%, respectively, in determining 2012 and 2011 pension expense. In determining the expected return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of marketable debt and equity securities and economic and other indicators of future performance. Investment management objectives include maintaining an adequate level of diversification to balance market risk and to provide sufficient liquidity for near-term payments of benefits accrued under the plan and to pay the expenses of administration. The investment plan assets are stated at fair value, which is based on quoted market prices in an active market. The expected long-term rate of return on assets is applied to the value of plan assets at the beginning of the year and this produces the expected return on plan assets that is included in the determination of pension cost for that year. The difference between this expected return and the actual return on plan assets is deferred, within certain parameters, as discussed below. The Company continually evaluates its expected long-term rate of return and will adjust such rate as deemed appropriate.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities, as well as the following year’s pension cost. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. The Company based its discount rate assumption on an analysis which included the selection of a bond portfolio comprised of high quality fixed income investments whose cash flows would provide for the projected benefit payments of the plan. The discount rate is then developed as the single rate that equates the market value of the bond portfolio to the discounted value of the plan’s benefit payments. At December 31, 2013 and 2012, the Company determined this rate to be 5.09% and 4.16%, respectively. Increases or decreases in the discount rate result in decreases and increases, respectively, in the projected benefit obligation. Actuarial gains, related to the increase in discount rate at December 31, 2013, decreased the pension plan liability $6.9 million and increased other comprehensive income net-of-tax $4.3 million. The net effect on pension liabilities from changes in the discount rate is deferred within certain parameters, as discussed below.

A one-quarter percentage point change in the assumed long-term rate of return on the Company’s domestic pension plan as of December 31, 2013 would impact the Company’s 2014 pre-tax income by approximately $0.1 million annually. A one-quarter percentage point decrease in the discount rate on the Company’s domestic pension plan as of December 31, 2013 would have a minimal impact on the Company’s 2014 pre-tax income annually. The Company reviews these and other assumptions at least annually.

Pension accounting guidance requires that gains or losses be deferred unless the unrecognized net gain or loss at the end of a year exceeds a “corridor” (as defined in the pension accounting guidance). If the deferred gain or loss exceeds the corridor at the end of the year, then the amount in excess of the corridor is amortized over a period equal to the average remaining service period of active employees expected to receive benefits. Since benefit accruals were frozen on certain domestic defined benefit pension plans on June 30, 2006, these plan participants are considered inactive participants. Therefore, the gain/loss amortization for these plans is amortized over the average remaining life expectancy of all plan participants. As of December 31, 2013 and 2012, the net deferred loss exceeded the corridor. Consequently, pension cost for 2014 will include amortization of a portion of the deferred loss in excess of the corridor. The amount of amortization in future years will be dependent on changes in the components of the deferred loss amount, particularly actual return on plan assets in relation to the estimated return on plan assets, as well as future increases or decreases in the discount rate.

For the year ended December 31, 2013, the Company recognized pension expense related to its domestic defined benefit pension plan of $0.8 million as a result of the expected return on assets being lower than the aggregate of interest cost and the amortization of actuarial loss. As discussed above, the Company’s discount rate was 5.09% at December 31, 2013 and will be used for purposes of determining 2014 pension cost. Pension expense for 2014 is expected to be in the range of $0.2 million to $0.3 million.

The Company contributed $1.2 million to its domestic defined benefit pension plan during 2013 and expects to contribute approximately $4.2 million in 2014.

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

In assessing the need for reserves for uncertainties in income taxes recognized, a significant number of estimates and judgments must be made by the Company. The total amount of net unrecognized tax benefits that would affect the effective tax rate if recognized was $1.1 million as of December 31, 2013.

As of December 31, 2013 the company has not paid U.S. income taxes on approximately $22.2 million of undistributed earnings of international subsidiaries. The Company’s intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. It is not practicable to estimate the amount of tax that might be payable on the undistributed earnings due to a variety of factors including the timing, extent and nature of any repatriation.

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

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:

	2013	2012	2011
Risk-free interest rate	1.7%	1.4%	2.6%
Expected life	5.2 years	5.7 years	5.5 years
Expected volatility	65%	68%	69%
Expected dividend yield	0%	0%	0%

Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). This ASU requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in their financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The objective of this update is to eliminate the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU is effective for fiscal years beginning after December 15, 2013. The Company is currently evaluating this new guidance and believes its adoption will not have a significant impact on its consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220), which requires new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. The ASU was effective for fiscal years beginning after December 15, 2012. The Company adopted this ASU and revised its disclosure, as required, beginning with the first quarter of 2013. See the Consolidated Statements of Comprehensive Income (Loss) in the consolidated financial statements.

In July 2012, the FASB issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends ASC 350, Intangibles-Goodwill and Other. This ASU gives an entity the option to first assess qualitative factors to determine if indefinite-lived intangible assets are impaired. The entity may first determine based on qualitative factors if it is more likely than not that the fair value of indefinite-lived intangible assets are less than their carrying amount. If that assessment indicates no impairment, the quantitative impairment test is not required. This standard was effective for financial statements of periods beginning after September 15, 2012, with early adoption permitted. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements.

OTHER KEY FINANCIAL ITEMS

Cash and Cash Equivalents — Cash and cash equivalents increased to $75.4 million as of December 31, 2013 compared with $63.6 million as of December 31, 2012. This increase of $11.8 million was primarily due to cash generated from operating activities of $30.3 million, which was partially offset by cash used for investing activities of $14.0 million and cash used for financing activities of $5.6 million. Investing activities included $13.8 million used for capital expenditures. Financing activities were primarily attributed to the repurchase of Company stock of $6.6 million. The effect of exchange rate changes on cash was a favorable $1.1 million in 2013 compared to a favorable $0.6 million in 2012.

Accounts Receivable — Accounts receivable, net of the allowance for doubtful receivables, were $52.3 million at December 31, 2013 compared with $47.5 million at December 31, 2012. Net sales in the fourth quarter of 2013 were approximately 10% higher than the fourth quarter of 2012 contributing to the increase in accounts receivable.

Inventories — Inventories were $34.9 million as of December 31, 2013 compared with $31.3 million as of December 31, 2012. Primarily contributing to this increase was higher net tooling inventory of $5.3 million in preparation of new automotive part launches.

Benefit Plan Liabilities — Benefit plan liabilities decreased to $14.1 million at December 31, 2013 compared to $25.1 million at December 31, 2012. The decrease of $11.0 million was primarily due to a decrease in the underfunded status of the Company’s domestic defined benefit pension plan. An actuarial gain from a change in discount rate of $6.9 million, along with returns on plan assets and Company contributions, which aggregated $6.5 million, resulted in the improvement in underfunded status.

Long Term Deferred Tax Liabilities  — Long term deferred tax liabilities were $8.7 million as of December 31, 2013 compared with $3.9 million as of December 31, 2012 The increase in this balance was primarily related to a reduction in the Company’s pension underfunded status, causing a reduction in a long-term deferred tax asset that is netted with long-term deferred tax liabilities.

Capital Expenditures — Capital expenditures were $13.8 million in 2013, $11.4 million in 2012, and $8.9 million in 2011. Capital spending for 2014 is expected to be approximately $17 million to $22 million including the expected capital spending associated with the acquisition of the Industrial Filtration business on February 20, 2014.

Total Debt To Total Capitalization — Total debt to total capitalization decreased to 0.8% in 2013 compared with 1.4% in 2012. The decrease was due to lower debt levels and higher stockholders’ equity in 2013 compared to 2012. At December 31, 2013, the Company had domestic and foreign credit facilities with availability of $44.8 million.

Stockholders’ Equity — Stockholders’ equity increased to $200.1 million at December 31, 2013 compared to $174.5 million at December 31, 2012. This increase was primarily due to net income of $19.2 million, and, to a lesser extent, pension liability adjustments of $6.6 million, proceeds from stock issuances, stock-based compensation of $3.5 million and foreign currency translation adjustments of $3.0 million. Partially offsetting this increase were share repurchases of $6.6 million. On a per share basis, calculated as stockholders’ equity divided by shares outstanding at December 31, 2013, stockholders’ equity increased to $11.90 at December 31, 2013 from $10.29 at December 31, 2012.

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

FOREIGN CURRENCY RISK

Lydall has sales and manufacturing activities in foreign countries. As a result, financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets where the Company manufactures and distributes its products. The Company’s primary currency exposure is to the Euro and, to a lesser degree, the Japanese Yen, the Chinese Yuan and the British Pound Sterling.

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

INTEREST RATE RISK

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impact interest paid on its debt. During 2013, 2012 and 2011, the Company had no loans or borrowings on lines of credit outstanding with variable interest rates, therefore, a 10% change in the weighted average interest rate on the Company’s variable rate debt would not have any impact to the Company’s consolidated financial position, results of operations, or cash flows. In February 2014, the Company borrowed $60.0 million from its amended credit facility, with a variable interest rate, to fund the Industrial Filtration acquisition.

The weighted average interest rate on long-term debt was 5.4% for each of the years ended December 31, 2013, 2012, and 2011.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is contained under Item 15. “Exhibits, Financial Statement Schedules.”

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer and Executive Vice President and Chief Financial Officer, conducted an evaluation as of December 31, 2013 of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based on that evaluation, the President and Chief Executive Officer and Executive Vice President and Chief Financial Officer concluded that the disclosure controls and procedures were effective.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2013 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. With the participation of the President and Chief Executive Officer and the Executive Vice President and Chief Financial Officer, management conducted an evaluation of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013.

Management assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 utilizing the criteria and framework established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in Internal Control — Integrated Framework (1992). Based on this evaluation, management concluded that the Company’s internal control over financial reporting was effective as of December 31, 2013. Internal control over financial reporting is a process designed by or under the supervision of, the CEO and CFO or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2013 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference from the sections entitled “Proposal 1 — Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the definitive Proxy Statement of Lydall to be filed with the Commission within 120 days of the fiscal year ended December 31, 2013 in connection with the Annual Meeting of Stockholders to be held on April 25, 2014 (the “2014 Proxy Statement”). Information regarding the Executive Officers of the Company is contained in this Annual Report on Form 10-K.

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

Information required by this Item is incorporated by reference from the sections entitled “2013 Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis — Compensation Committee Report on Executive Compensation” of the 2014 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information required by this Item is incorporated by reference from the sections entitled “Executive Compensation Tables — Equity Compensation Plan Information” and “Securities Ownership of Directors, Certain Officers and 5% Beneficial Owners” of the 2014 Proxy Statement.

The following table provides information about the Company’s Common Stock that may be issued upon exercise of options and rights under all of the Company’s existing equity compensation plans at December 31, 2013. The number of securities remaining available for issuance at December 31, 2013 was 1,296,869 and includes shares that may be issued as restricted stock, performance shares and other stock awards.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,066,549	$7.34	1,296,869
Equity compensation plans not approved by security holders	—	—	—
Total	1,066,549	$7.34	1,296,869

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from the sections entitled “Corporate Governance — Independence Determination,” “Related Party Transactions,” and “Compensation Committee Interlocks and Insider Participation” of the 2014 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference from the sections entitled “Proposal 3 — Ratification of Appointment of Independent Auditors,” and “Principal Fees and Services” of the 2014 Proxy Statement.

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

a) 3. Exhibits Included Herein or Incorporated by Reference:

2.1	Sale and Purchase Agreement dated February 20, 2014, by and among the Andrew Industries Limited, Lydall Inc. and Lydall UK Ltd., filed as Exhibit 10.1 to the Registrant’s Form 8-K dated February 24, 2014 and incorporated herein by reference. The Registrant will supplementally furnish any omitted schedules to the Commission upon request.
3.1	Certificate of Incorporation of the Registrant, as amended through the date of filing of this Annual Report on Form 10-K, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.
3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.
4.1	Certain long-term debt instruments, each representing indebtedness in an amount equal to less than 10 percent of the Registrant’s total consolidated assets, have not been filed as exhibits to this Annual Report on Form 10-K. The Registrant will file these instruments with the Commission upon request.
10.1	Capital lease agreement between Lydall Thermique Acoustique S.A.S., CMCIC Lease and Natiocredimurs Societe en Nom Collectif, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2004 and incorporated herein by reference.
10.2*	Employment Agreement with Dale G. Barnhart dated July 31, 2007, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated August 3, 2007 and incorporated herein by this reference.
10.3*	Employment Agreement with Robert K. Julian dated October 3, 2012, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated October 4, 2012 and incorporated herein by this reference.
10.4*	Employment Agreement with David H. Williams dated June 27, 2012, filed as Exhibit 10.3 to the Registrant’s Form 10-Q dated August 1, 2012 and incorporated herein by this reference.
10.5*	Employment Agreement with Chad A. McDaniel dated May 8, 2013, filed herewith.
10.6*	Indemnification Agreement with Dale G. Barnhart dated July 31, 2007, filed as Exhibit 10.2 to the Registrant’s Form 8-K dated August 3, 2007 and incorporated herein by this reference.
10.7*	Lydall, Inc. Annual Incentive Performance Bonus Program, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated March 15, 2012 and incorporated herein by this reference.
10.8	Form of Indemnification Agreement between Lydall, Inc. and non-employee directors, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated June 19, 2009 and incorporated herein by this reference.
10.9*	Amended and Restated Lydall 2003 Stock Incentive Compensation Plan, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated May 2, 2011 and incorporated herein by this reference.
10.10*	Lydall 2012 Stock Incentive Plan, filed as Exhibit A to the Registrant’s Definitive Proxy Statement dated March 16, 2012 and incorporated herein by this reference.
10.11*	Form of Restricted Share Award Agreement to Non-Employee Directors (Under the Lydall 2012 Stock Incentive Plan), filed as Exhibit 10.9 to the Registrant’s Form 10-Q dated August 1, 2012 and incorporated herein by this reference.
10.12*	Form of Non-Qualified/Incentive Stock Option Agreement (Under the Lydall 2012 Stock Incentive Plan) for U.S. employees, filed as Exhibit 10.4 to the Registrant’s Form 10-Q dated August 1, 2012 and incorporated herein by this reference.
10.13*	Form of Restricted Stock Award Agreement (Under the Lydall 2012 Stock Incentive Plan) for U.S. Employees, filed as Exhibit 10.8 to the Registrant’s to the Registrant’s Form 10-Q dated August 1, 2012 and incorporated herein by this reference.
10.14*	Form of Non-Qualified Stock Option Agreement (Under the Lydall 2012 Stock Incentive Plan) for Netherland employees, filed as Exhibit 10.10 to the Registrant’s Form 10-Q dated August 1, 2012 and incorporated herein by this reference.
10.15*	Form of Non-Qualified Stock Option Agreement (Under the Lydall 2012 Stock Incentive Plan) for French employees, filed as Exhibit 10.11 to the Registrant’s Form 10-Q dated August 1, 2012 and incorporated herein by this reference.
10.16*	Form of Non-Qualified Stock Option Agreement (Under the Lydall 2012 Stock Incentive Plan) for German employees, filed as Exhibit 10.12 to the Registrant’s Form 10-Q dated August 1, 2012 and incorporated herein by this reference.
10.17*	Form of Lydall, Inc. Performance Share Award Agreement (Three-Year Period) for U.S. employees, filed as Exhibit 10.5 to the Registrant’s Form 10-Q dated August 1, 2012 and incorporated herein by this reference.
10.18*	Form of Lydall, Inc. Performance Share Award Agreement (Three-Year Period) for French employees, filed as Exhibit 10.6 to the Registrant’s Form 10-Q dated August 1, 2012 and incorporated herein by this reference.
10.19*	Form of Lydall, Inc. Performance Share Award Agreement (Three-Year Period) for German employees, filed as Exhibit 10.7 to the Registrant’s Form 10-Q dated August 1, 2012 and incorporated herein by this reference.
10.20*	Form of Lydall, Inc. Performance Share Award Agreement (One-Year Period), filed as Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K dated February 26, 2010 and incorporated herein by this reference.

10.21	Credit Agreement, dated June 16, 2011, by and between Lydall, Inc., as borrower, and Bank of America, N.A., as lender, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated June 21, 2011 and incorporated herein by this reference.
10.22	Guaranty Agreement, dated June 16, 2011, by and among Lydall Thermal/Acoustical, Inc., Lydall Filtration/Separation, Inc., Lydall International, Inc., and Bank of America, N.A., filed as Exhibit 10.2 to the Registrant’s Form 8-K dated June 21, 2011 and incorporated herein by this reference.
10.23	Security Agreement, dated June 16, 2011 by and between Lydall, Inc., and Bank of America, N.A., filed as Exhibit 10.3 to the Registrant’s Form 8-K dated June 21, 2011 and incorporated herein by this reference.
10.24	Security Agreement, dated June 16, 2011 by and between Lydall Thermal/Acoustical, Inc. and Bank of America, N.A., filed as Exhibit 10.4 to the Registrant’s Form 8-K dated June 21, 2011 and incorporated herein by this reference.
10.25	Security Agreement, dated June 16, 2011 by and between Lydall Filtration/Separation, Inc. and Bank of America, N.A., filed as Exhibit 10.5 to the Registrant’s Form 8-K dated June 21, 2011 and incorporated herein by this reference.
10.26	Security Agreement, dated June 16, 2011 by and between Lydall International, Inc. and Bank of America, N.A., filed as Exhibit 10.6 to the Registrant’s Form 8-K dated June 21, 2011 and incorporated herein by this reference.
10.27	Amended and Restated Credit Agreement, dated February 18, 2014, by and between Lydall, Inc., as borrower, and Bank of America, N.A., as Agent for the Lenders, filed as Exhibit 10.2 to the Registrant’s Form 8-K dated February 24, 2014 and incorporated herein by this reference.
10.28	Amended and Restated Guaranty Agreement, dated February 18, 2014, by and among Lydall Thermal/Acoustical, Inc., Lydall Filtration/Separation, Inc., Lydall International, Inc., and Bank of America, N.A., filed as Exhibit 10.3 to the Registrant’s Form 8-K dated February 24, 2014 and incorporated herein by reference.
10.29	Amended and Restated Security Agreement, dated February 18, 2014, by and between Lydall, Inc., and Bank of America, N.A., filed as Exhibit 10.4 to the Registrant’s Form 8-K dated February 24, 2014 and incorporated herein by reference.
10.30	Amended and Restated Security Agreement, dated February 18, 2014, by and between Lydall Thermal/Acoustical, Inc., and Bank of America, N.A., filed as Exhibit 10.5 to the Registrant’s Form 8-K dated February 24, 2014 and incorporated herein by reference.
10.31	Amended and Restated Security Agreement, dated February 18, 2014, by and between Lydall Filtration/Separation, Inc., and Bank of America, N.A. filed as Exhibit 10.6 to the Registrant’s Form 8-K dated February 24, 2014 and incorporated herein by reference.
10.32	Amended and Restated Security Agreement, dated February 18, 2014, by and between Lydall International, Inc., and Bank of America, N.A., filed as Exhibit 10.7 to the Registrant’s Form 8-K dated February 24, 2014 and incorporated herein by reference.
14.1	Lydall’s Code of Ethics and Business Conduct, as amended, and the supplemental Code of Ethics for the Chief Executive Officer, Senior Financial Officers and All Accounting and Financial Personnel, as amended, each can be accessed on Lydall’s website at www.lydall.com under the Corporate Governance section.
21.1	List of subsidiaries of the Registrant, filed herewith.
23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.
24.1	Power of Attorney, dated February 28, 2014 authorizing Robert K. Julian to sign this Annual Report on Form 10-K on behalf of each member of the Board of Directors indicated therein, filed herewith.
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934 as principal executive officer, filed herewith.
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934 as principal executive officer, filed herewith.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lydall, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYDALL, INC.
March 5, 2014	By:	/s/ Robert K. Julian Robert K. Julian Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lydall, Inc. in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dale G. Barnhart Dale G. Barnhart	President, Chief Executive Officer and Director (Principal Executive Officer)	March 5, 2014
/s/ Robert K. Julian Robert K. Julian	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 5, 2014
/s/ James V. Laughlan James V. Laughlan	Vice President, Chief Accounting Officer, and Treasurer (Principal Accounting Officer)	March 5, 2014
/s/ Robert K. Julian Robert K. Julian		March 5, 2014
Attorney-in-fact for:
Kathleen Burdett	Director
W. Leslie Duffy	Chairman of the Board of Directors
Matthew T. Farrell	Director
Marc T. Giles	Director
William D. Gurley	Director
Suzanne Hammett	Director
S. Carl Soderstrom, Jr.	Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Lydall, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of Lydall, Inc and its subsidiaries at December 31, 2013 and December 31, 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control — Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control Over Financial Reporting appearing under item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company’s internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Hartford, Connecticut
March 5, 2014

Lydall, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
In thousands except per share data	2013	2012	2011
Net sales	$397,969	$378,924	$383,588
Cost of sales	312,744	301,117	316,082
Gross profit	85,225	77,807	67,506
Selling, product development and administrative expenses	56,512	57,239	52,937
Gain on sale of product line	—	(810)	(1,619)
Operating income	28,713	21,378	16,188
Interest expense	304	365	880
Other expense (income), net	67	31	(94)
Income from continuing operations before income taxes	28,342	20,982	15,402
Income tax expense from continuing operations	9,187	4,176	6,355
Income from continuing operations	19,155	16,806	9,047
Income from discontinued operations, net	—	—	4,732
Net income	$19,155	$16,806	$13,779
Basic earnings per common share:
Continuing operations	$1.16	$1.01	$0.54
Discontinued operations	$—	$—	$0.28
Net income	$1.16	$1.01	$0.82
Weighted average common shares outstanding	16,570	16,717	16,753
Diluted earnings per common share:
Continuing operations	$1.14	$0.99	$0.54
Discontinued operations	$—	$—	$0.28
Net income	$1.14	$0.99	$0.82
Weighted average common shares and equivalents outstanding	16,866	16,973	16,896

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lydall, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
In thousands	2013	2012	2011
Net income	$19,155	$16,806	$13,779
Other comprehensive income:
Change in pension plans, net of income taxes of $4,028, $1,832, and $3,712	6,572	(2,989)	(6,056)
Foreign currency translation adjustments	2,950	1,241	(2,232)
Total other comprehensive income (loss), net of tax	9,522	(1,748)	(8,288)
Comprehensive income	$28,677	$15,058	$5,491

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lydall, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands of dollars and shares	2013	2012
Assets
Current assets:
Cash and cash equivalents	$75,407	$63,623
Accounts receivable, (net of allowance for doubtful receivables of $480 and $469, respectively)	52,301	47,486
Inventories	34,917	31,292
Taxes receivable	1,632	965
Prepaid expenses and other current assets	8,004	8,435
Total current assets	172,261	151,801
Property, plant and equipment, net	78,863	76,254
Goodwill	18,589	18,282
Other intangible assets	3,510	3,825
Deferred tax assets	574	474
Other assets, net	888	1,280
Total assets	$274,685	$251,916
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$663	$765
Accounts payable	29,768	29,441
Accrued payroll and other compensation	10,393	10,273
Accrued taxes	1,816	1,728
Other accrued liabilities	6,044	4,143
Total current liabilities	48,684	46,350
Long-term debt	1,051	1,646
Deferred tax liabilities	8,747	3,902
Benefit plan liabilities	14,097	25,080
Other long-term liabilities	2,019	442
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock (par value $1.00 per share; authorized 500,000 shares; none issued or outstanding)	—	—
Common stock (par value $0.10 per share; authorized 30,000 shares; issued 24,098 and 23,785 shares, respectively)	2,410	2,379
Capital in excess of par value	62,284	58,784
Retained earnings	220,252	201,097
Accumulated other comprehensive loss	(8,844)	(18,366)
Treasury stock, 7,279 and 6,821 shares of common stock, respectively, at cost	(76,015)	(69,398)
Total stockholders’ equity	200,087	174,496
Total liabilities and stockholders’ equity	$274,685	$251,916

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lydall, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
In thousands	2013	2012	2011
Cash flows from operating activities:
Net income	$19,155	$16,806	13,779
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of discontinued operations, net of tax	—	—	(3,857)
Gain on sale of product line	—	(810)	(1,619)
Depreciation and amortization	12,593	13,572	14,478
Amortization of debt issuance costs	110	110	525
Deferred income taxes	969	(1,649)	1,182
Stock based compensation	1,763	1,401	1,288
Impairment and loss on disposition of property, plant and equipment	359	1,977	198
Accounts receivable	(4,101)	(150)	(4,088)
Inventories	(3,046)	2,728	(348)
Taxes Receivable	(640)	(355)	112
Prepaid expenses and other assets	161	620	(843)
Accounts payable	(59)	1,118	(3,892)
Accrued payroll and other compensation	(121)	1,152	573
Accrued taxes	96	(693)	(667)
Other liabilities, net	3,041	(1,422)	(2,164)
Net cash provided by operating activities	30,280	34,405	14,657
Cash flows from investing activities:
Net proceeds from divestiture	—	—	13,982
Redemption (purchase) of short-term investment	—	12,015	(12,000)
Capital expenditures	(13,826)	(11,404)	(8,884)
Proceeds from sale of a product line	—	1,000	—
Reimbursement of cash from leasing company	—	—	818
Increase in restricted cash	—	—	(225)
Acquisition earn out payments	(160)	—	—
Net cash (used for) provided by investing activities	(13,986)	1,611	(6,309)
Cash flows from financing activities:
Debt repayments	(34)	(285)	(255)
Capital lease payments	(734)	(771)	(1,294)
Common stock issued	1,497	972	128
Common stock repurchased	(6,617)	(3,998)	(200)
Excess tax benefit on stock awards	271	211	—
Net cash used for financing activities	(5,617)	(3,871)	(1,621)
Effect of exchange rate changes on cash	1,107	573	(810)
Increase in cash and cash equivalents	11,784	32,718	5,917
Cash and cash equivalents at beginning of period	63,623	30,905	24,988
Cash and cash equivalents at end of period	$75,407	$63,623	$30,905
Supplemental Schedule for Cash Flow Information
Cash paid during the year for:
Interest	$214	$255	$351
Income taxes	$7,227	$5,347	$6,308

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lydall, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2010	23,639	2,364	54,799	170,512	(8,330)	(65,200)	154,145
Net income				13,779			13,779
Other comprehensive loss, net of tax					(8,288)		(8,288)
Stock repurchased						(200)	(200)
Stock issued (cancelled) under employee plans	(18)	(1)	129				128
Stock based compensation expense			1,036				1,036
Stock issued to directors	24	2	250				252
Balance at December 31, 2011	23,645	2,365	56,214	184,291	(16,618)	(65,400)	160,852
Net income				16,806			16,806
Other comprehensive loss, net of tax					(1,748)		(1,748)
Stock repurchased						(3,998)	(3,998)
Stock issued under employee plans	122	12	960				972
Excess tax benefit on stock awards			211				211
Stock based compensation expense			1,149				1,149
Stock issued to directors	18	2	250				252
Balance at December 31, 2012	23,785	2,379	58,784	201,097	(18,366)	(69,398)	174,496
Net Income				19,155			19,155
Other comprehensive income, net of tax					9,522		9,522
Stock repurchased						(6,617)	(6,617)
Stock issued under employee plans	297	30	1,467				1,497
Excess tax benefit on stock awards			271				271
Stock based compensation expense			1,511				1,511
Stock issued to directors	16	1	251				252
Balance at December 31, 2013	24,098	$2,410	$62,284	$220,252	$(8,844)	$(76,015)	$200,087

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

Concentrations of credit risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, short-term investments and trade accounts receivable. The Company places its cash and cash equivalents and short-term investments in high-quality financial institutions and instruments with a minimum investment grade rating of BBB or better. Concentrations of credit risk with respect to trade accounts receivable are limited by the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies. Foreign and export sales were 45.2% of the Company’s net sales in 2013, 46.7% in 2012, and 49.9% in 2011. Export sales primarily to Europe, Asia, Mexico and Canada were $52.1 million, $49.7 million, and $47.0 million in 2013, 2012, and 2011 respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. Sales to the automotive market, included in the Thermal/Acoustical Metals and Thermal/Acoustical Fibers segments, were 68.5% of the Company’s net sales in 2013, 65.5% in 2012, and 62.0% in 2011. Sales to Ford Motor Company (“Ford”) were 20.0%, 18.8%, and 16.2% of Lydall’s 2013, 2012, and 2011 net sales, respectively. Sales to Chrysler Group LLC (“Chrysler”) accounted for 10.9% and 10.0% of Lydall’s 2013 and 2012 net sales, respectively. No other customers accounted for more than 10% of total net sales in 2013, 2012, or 2011. At December 31, 2013 and 2012, Ford represented 15.3% and 17.0%, respectively, of total accounts receivable. No other customers accounted for more than 10.0% of total accounts receivable at December 31, 2013 or 2012.

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

The following tooling related assets were included in the Consolidated Balance Sheets as of December 31, 2013 and 2012:

	December, 31
In thousands	2013	2012
Inventories, net of progress billings and reserves	$8,793	$3,482
Prepaid expenses and other current assets, net	52	399
Total tooling related assets	$8,845	$3,881

Amounts included in “Prepaid expenses and other current assets, net” include the short-term portion of receivables due under contractually guaranteed reimbursement arrangements. Included in the inventory balance was an offset for progress billings of $1.1 million and $4.6 million at December 31, 2013 and 2012, respectively. Company owned tooling is recorded in “Property, plant and equipment, net” and was not material at December 31, 2013 or December 31, 2012.

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

Research and development — Research and development costs are charged to expense as incurred and amounted to $7.6 million in 2013, $7.7 million in 2012, and $8.1 million in 2011. Research and development costs were primarily comprised of development personnel salaries, prototype material costs and testing and trials of new products.

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

Recently Adopted Accounting Standards

Effective January 1, 2013, the Company adopted Financial Accounting Standards Board (“FASB”) Accounting Standards Update (“ASU”) No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220), which required new disclosures about reclassifications from accumulated other comprehensive loss to net income. The Company revised its disclosures as required in the Consolidated Statements of Comprehensive Income (Loss) in the consolidated financial statements. Effective January 1, 2013 the Company adopted FASB ASU No. 2011-11, Disclosures about Offsetting Assets and Liabilities, which amends ASC 210, Balance Sheet. This ASU required entities to disclose gross and net information about both instruments and transactions eligible for offset in the statement of financial position and those subject to an agreement similar to a master netting arrangement. This would include derivatives and other financial securities arrangements. The ASU was applied retrospectively, as required. The adoption of this ASU did not have any effect on the Company’s consolidated financial statements.

2. Inventories

Inventories as of December 31, 2013 and 2012 were as follows:

	December 31,
In thousands	2013	2012
Raw materials	$11,944	$12,501
Work in process	14,546	12,800
Finished goods	9,537	10,549
	36,027	35,850
Less: Progress billings	(1,110)	(4,558)
Total inventories	$34,917	$31,292

Included in work in process is gross tooling inventory of $9.9 million and $8.0 million at December 31, 2013 and December 31, 2012, respectively. Tooling inventory, net of progress billings, was $8.8 million and $3.5 million at December 31, 2013 and 2012, respectively.

3. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2013 and 2012 were as follows:

	Estimated Useful Lives	December 31,
In thousands		2013	2012
Land	—	$2,215	$2,164
Buildings and improvements	10 – 35 years	48,779	46,033
Machinery and equipment	5 – 25 years	166,747	156,551
Office equipment	2 – 8 years	33,649	32,939
Vehicles	3 – 6 years	561	565
Assets under capital leases:
Land	—	692	664
Buildings and improvements	10 – 35 years	6,072	5,827
		258,715	244,743
Accumulated depreciation		(183,535)	(170,306)
Accumulated amortization of capital leases		(3,078)	(2,646)
		72,102	71,791
Construction in progress		6,761	4,463
Total property, plant and equipment		$78,863	$76,254

Depreciation expense was $12.1 million in 2013, $12.8 million in 2012, and $13.6 million in 2011. On February 7, 2013, the Board of Directors of the Company approved a change in the Company’s IT software and systems strategy from a previous project, involving an ERP reimplementation, to a project involving an ERP upgrade and some additional applications software. As a result of this change in IT strategy, the Company recorded a $1.8 million asset impairment charge in the quarter ended December 31, 2012. The original project costs were deemed to have no future fair value, and the Board of Director’s decision was in response to conditions that existed at December 31, 2012.

4. Goodwill and Intangible Assets

Gross and net carrying amounts of goodwill at December 31, 2013 and 2012 are as follows:

In thousands	Performance Materials	Thermal/ Acoustical Metals	Other Products and Services	Totals
Goodwill	$13,622	$12,160	$5,787	$31,569
Accumulated amortization/impairment	—	(12,160)	(1,127)	(13,287)
Balance at December 31, 2012	13,622	—	4,660	18,282
Goodwill	13,929	12,160	5,787	31,876
Accumulated amortization/impairment	—	(12,160)	(1,127)	(13,287)
Balance at December 31, 2013	$13,929	$—	$4,660	$18,589

The changes in the carrying amounts of goodwill in 2012 and 2013 are as follows:

In thousands	Performance Materials	Other Products and Services	Totals
Balance at January 1, 2012	$13,399	$4,660	$18,059
Goodwill adjustment	140	—	140
Currency translation adjustment	83	—	83
Balance at December 31, 2012	13,622	4,660	18,282
Goodwill adjustment	110	—	110
Currency translation adjustment	197	—	197
Balance at December 31, 2013	$13,929	$4,660	$18,589

Goodwill Associated with Acquisitions and Divestitures

The goodwill adjustment of $0.1 million in 2013 and 2012 was related to the acquisition of DSM Solutech B.V. (“Solutech”) in December 2008. Lydall was obligated to pay to the Seller payments based on the net revenues of Solutech for a period of five years beginning on December 1, 2008 and ending on November 30, 2013 (“Contingent Consideration”). This Contingent Consideration equaled 4% of Solutech’s net revenues, as defined, during each of the periods. The value of the Contingent Consideration when paid was added to the original cost of the acquisition and increased the amount of goodwill previously recorded, as the acquisition occurred prior to the revised guidance issued by the Financial Accounting Standards Board (ASC 805) for business combinations.

Goodwill Impairment Testing

During the fourth quarter of 2013, the Company performed its annual impairment analysis of the $13.9 million of goodwill in the Performance Materials reporting unit (PM reporting unit) and $4.7 million of goodwill in the Life Sciences Vital Fluids reporting unit (VF reporting unit), included in OPS.

The Company elected to perform a quantitative approach to test the VF reporting unit and the PM reporting unit. For 2013, the Company used both the income approach and market approach in performing step one of the impairment analysis to estimate the fair value of the reporting units. The Company determined that the VF reporting unit, with $4.7 million of goodwill, had excess estimated fair value which exceeded its carrying value by greater than 20%, and as a result, step two of the impairment test was not required. The Company also determined that the PM reporting unit, with $13.9 million of goodwill, had an estimated fair value which substantially exceeded its carrying value , and as a result, step two of the impairment test was not required.

In performing step one of the impairment analysis to estimate the fair value of the reporting units for 2013, the Company used both: (i) the income approach - discounted cash flows, and (ii) the market approach - comparable company analysis. The income approach involved determining the present value of future cash flows from the reporting unit’s projected financial results in 2014-2016 and the projected cash flows beyond that three year period computed as the terminal value. The Company believes the income approach was appropriate because it provided a fair value estimate based upon the reporting unit’s expected long-term operations and cash flow performance.

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

Other Intangible Assets

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other intangible assets, net” in the Consolidated Balance Sheets as of December 31, 2013 and 2012:

	December 31, 2013		December 31, 2012
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
License agreements	$881	$(881)	$860	$(854)
Patents	6,766	(3,307)	6,522	(2,781)
Other	278	(227)	272	(194)
Total amortized intangible assets	$7,925	$(4,415)	$7,654	$(3,829)

Amortization of intangible assets for the years ended December 31, 2013, 2012, and 2011 was $0.4 million, $0.8 million, and $0.9 million, respectively. Estimated amortization expense for intangible assets is expected to be $0.4 million for each of the years ending December 31, 2014 through 2017, and $0.3 million for the year ended December 31, 2018. As of December 31, 2013, the weighted average useful life of intangible assets was approximately 10 years.

During the third quarter of 2013, the Company performed an impairment analysis for long-lived assets at the Company’s DSM Solutech B.V. (“Solutech”) operation, included in the Performance Materials segment. Developments with customers caused the Company to determine that it was probable that Solutech net sales would not meet previous expectations for 2013. Due to the lower than expected sales, caused by a delay in commercialization of Solutech products to the market place by Solutech’s customers, negative cash flows were expected in 2013. As a result of these negative cash flows, combined with historical operating losses, the Company determined that it was appropriate to test the Solutech asset group for recoverability in the third quarter of 2013. Acquisition related intangibles with a remaining useful life of 10 years primarily comprise the carrying value of the asset group of $4.7 million. To determine the recoverability of the Solutech asset group the Company completed an undiscounted cash flow analysis and compared it to the asset group carrying value. This analysis was primarily dependent on the increase in net sales over the period when the business has technological exclusivity provided by the intangible assets.

The Company determined that the Solutech asset group had undiscounted cash flow which was in excess of its carrying value and, as a result, the asset group was not impaired at September 30, 2013. The estimate of undiscounted cash flows of the Solutech long-lived asset group was based on the best information available as of the date of the assessment, which incorporated management assumptions around cash flows generated from future operations, the estimated economic useful life of the primary asset within the Solutech long-lived asset group, as well as other market information. The Company performed various sensitivity analyses noting that a more conservative scenario of high single digit revenue growth and an appropriate related cost structure, the undiscounted cash flows exceeded the carrying value with no impairment indicated. As of December 31, 2013, the Company expects to meet the cash flow forecasts included in the impairment analysis. Future cash flows are dependent on the success of commercialization efforts of Solutech products by OEMs, the quality of Solutech products and technology advancements and management’s ability to manage costs. In the event that Solutech’s cash flows in the future do not meet current expectations, management, based upon conditions at the time, would consider taking actions as necessary to maximize cash flow. Accordingly, the above sensitivity analysis, while a useful tool, should not be used as a sole predictor of future impairment. A thorough analysis of all the facts and circumstances existing at the time would need to be performed to determine if recording an impairment loss was appropriate.

5. Long-term Debt and Financing Arrangements

On February 18, 2014, the Company amended and restated its $35.0 million senior secured domestic revolving credit facility (“Amended Credit Facility”) with a financial institution and two additional lenders, increasing the available borrowing from $35 million to $100 million. The Amended Credit Facility is secured by substantially all of the assets of the Company. The maturity date for the Amended Credit Facility is January 31, 2019, at which time amounts outstanding under the Amended Credit Facility are due and payable. The Company entered into this Amended Credit Facility in part to fund a majority of the purchase price of the Industrial Filtration acquisition.

Under the terms of the Amended Credit Facility, the lenders are providing a $100 million revolving credit facility to the Company, under which the lenders may make revolving loans and issue letters of credit to or for the benefit of the Company and its subsidiaries. The Amended Credit Facility may be increased by an aggregate amount not to exceed $50 million through an accordion feature, subject to specified conditions.

The Amended Credit Facility contains a number of affirmative and negative covenants, including financial and operational covenants. The Company is required to meet a minimum interest coverage ratio. The interest coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBIT, to Consolidated Interest Charges, both as defined in the Amended Credit Facility, may not be less than 2.0 to 1.0 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined in the Amended Credit Facility, as of the end of each fiscal quarter of no greater than 3.0 to 1.0. The Company must also meet minimum consolidated EBITDA as of the end of each fiscal quarter for the preceding 12 month period of $30.0 million.

Interest is charged on borrowings at the Company’s option of either: (i) Base Rate plus the Applicable Rate, or (ii) the Eurodollar Rate plus the Applicable Rate. The Base Rate is a fluctuating rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by Bank of America, and (c) the Eurocurrency Rate plus 1.00%. The Eurocurrency Rate means (i) if denominated in LIBOR quoted currency, a fluctuating LIBOR per annum rate equal to the London Interbank Offered Rate; (ii) if denominated in Canadian Dollars, the rate per annum equal to the Canadian Dealer Offered Rate; or (iii) the rate per annum as designated with respect to such alternative currency at the time such alternative currency is approved by the Lenders. The Applicable Rate is determined based on the Company’s Consolidated Leverage Ratio

(as defined in the Amended Credit Agreement). The Applicable Rate added to the Base Rate Committed Loans ranges from 15 basis points to 100 basis points, and the Applicable Rate added to Eurocurrency Rate Committed Loans and Letters of Credit ranges from 75 basis points to 175 basis points. The Company will pay a quarterly fee ranging from 20 basis points to 30 basis points on the unused portion of the $100 million available under the Amended Credit Agreement.

The Company’s previous $35 million senior secured domestic revolving credit facility (“Domestic Credit Facility”) that was outstanding at December 31, 2013, was entered into on June 16, 2011. The Domestic Credit Facility was secured by substantially all of the assets of the Company. The maturity date for the Domestic Credit Facility was June 15, 2016. The Company had no borrowings under the Domestic Credit Facility during 2013 and no outstanding borrowings at December 31, 2013 or December 31, 2012. At December 31, 2013, the Company had available $32.4 million under the Domestic Credit Facility, net of standby letters of credit outstanding of $2.6 million. The Company was in compliance with all covenants at December 31, 2013 and December 31, 2012.

On September 30, 2011, the Company, through a foreign subsidiary, entered into a new €8.0 million foreign credit facility (“Foreign Credit Facility”), with €6.0 million available for borrowings and €2.0 million available to fund letters of credit. This Foreign Credit Facility replaced the prior foreign credit facility that expired on September 30, 2011. The Foreign Credit Facility, which has a maturity date of September 30, 2014, was completed with the same group of banking institutions and under similar terms and conditions to those in place under the prior credit facility. At December 31, 2013, the Company’s foreign subsidiaries’ various credit arrangements with banks totaled €9.0 million (approximately $12.4 million) all of which was available for borrowings, primarily restricted to borrowings by the respective foreign subsidiary. The Company’s foreign subsidiaries had no borrowings outstanding on any of its credit arrangements at December 31, 2013 and December 31, 2012.

The Company has a capital lease agreement for the land and building at the St. Nazaire, France operating facility, included in the Thermal/Acoustical Metals segment, requiring monthly principal and interest payments through 2016. The capital lease provides an option for the Company to purchase the land and building at the end of the lease for a nominal amount.

Total outstanding debt consists of:

	Effective Rate	Maturity	December 31,
In thousands			2013	2012
Volksbank Meinerzhagen eG	5.95%	2013	$—	$63
Capital Lease, land and building, St. Nazaire, France	5.44%	2016	1,647	2,246
Capital Lease, manufacturing equipment, Hamptonville, North Carolina	5.00%	2017	67	102
			1,714	2,411
Less portion due within one year			(663)	(765)
Total long-term debt			$1,051	$1,646

As of December 31, 2013, total debt maturing in 2014, 2015 and 2016 was $0.7 million, $0.7 million, and $0.3 million, respectively. There was no debt outstanding that matures after 2017.

The weighted average interest rate on long-term debt was 5.4% for each of the years ended December 31, 2013, 2012, and 2011.

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

The following table is a summary of the results of discontinued operations:

	December 31,
In thousands	2013	2012	2011
Net sales	$—	$—	$13,255
Income before income taxes	—	—	1,374
Income tax expense	—	—	499
Income from discontinued operations	—	—	875
Gain on sale of discontinued operations, net of tax of $2,229	—	—	3,857
Income from discontinued operations, net of tax	$—	$—	$4,732

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

Common Stock — As of December 31, 2013, 4,763 Lydall stockholders of record held 16,819,240 shares of Common Stock.

Dividend policy — The Company does not pay a cash dividend on its Common Stock. The Company’s Domestic Credit Facility and the Company’s Amended Credit Facility do not place any restrictions on cash dividend payments, so long as the payments do not place the Company in default.

8. Employer Sponsored Benefit Plan

The Company maintains a domestic defined benefit pension plan, which covers certain domestic Lydall employees, is noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. The plan has been closed to new employees for several years and benefits under the pension plan are no longer accruing.

The Company’s funding policy for its domestic defined benefit pension plan is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes.

Plan assets and benefit obligations of the domestic defined benefit pension plan are as follows:

	December 31,
In thousands	2013	2012
Change in benefit obligation:
Net benefit obligation at beginning of year	$60,020	$52,841
Interest cost	2,453	2,583
Actuarial (gain) loss	(6,900)	6,561
Gross benefits paid	(2,146)	(1,965)
Net benefit obligation at end of year	$53,427	$60,020
Change in plan assets:
Fair value of plan assets at beginning of year	$36,355	$32,643
Actual return on plan assets	5,226	3,562
Contributions	1,245	2,115
Gross benefits paid	(2,146)	(1,965)
Fair value of plan assets at end of year	$40,680	$36,355
Net benefit obligation in excess of plan assets	$(12,747)	$(23,665)
Balance sheet amounts:
Noncurrent liabilities	$(12,747)	$(23,665)
Total liabilities	$(12,747)	$(23,665)
Amounts recognized in accumulated other comprehensive income, net of tax consist of:
Net actuarial loss	$14,830	$21,342
Net amount recognized	$14,830	$21,342

At December 31, 2013, in addition to the accrued benefit liability of $12.7 million recognized for the Company’s domestic defined benefit pension plan, the Company also had foreign regulatory labor agreements with an accrued benefit liability of $1.2 million and accumulated other comprehensive loss, net of tax, of $0.2 million.

At December 31, 2012, in addition to the accrued benefit liability of $23.7 million recognized for the Company’s domestic defined benefit pension plan, the Company also had an accrued benefit liability of $1.2 million and accumulated other comprehensive loss, net of tax, related to foreign regulatory labor agreements of $0.2 million.

The domestic defined benefit pension plan liability, net of tax, included in other comprehensive income decreased by $6.5 million for the year ended December 31, 2013 and increased $2.9 million for the year ended December 31, 2012. These changes are mainly due to changes in pension assumptions, primarily the discount rate.

Aggregated information for the domestic defined benefit pension plan with an accumulated benefit obligation in excess of plan assets is provided in the tables below:

	December 31,
In thousands	2013	2012
Projected benefit obligation	$53,427	$60,020
Accumulated benefit obligation	$53,427	$60,020
Fair value of plan assets	$40,680	$36,355

Components of net periodic benefit cost for the domestic pension plan:

	December 31,
In thousands	2013	2012	2011
Interest cost	$2,453	$2,583	$2,589
Expected return on plan assets	(2,691)	(2,559)	(2,644)
Amortization of actuarial net loss	1,069	918	582
Total net periodic benefit cost	$831	$942	$527

It is estimated that $0.7 million of actuarial net loss will be amortized from accumulated other comprehensive loss into net periodic benefit costs for the domestic pension plan in 2014.

The major assumptions used in determining the year-end benefit obligation and annual net cost for the domestic pension plan are presented in the following table:

	Benefit Obligation		Net Cost
For the years ended December 31,	2013	2012	2013	2012	2011
Discount rate	5.09%	4.16%	4.16%	5.00%	5.74%
Expected return on plan assets	7.25%	7.50%	7.50%	7.75%	8.00%

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

Investment management objectives include maintaining an adequate level of diversification to balance market risk and to provide sufficient liquidity for near-term payments of benefits accrued under the domestic pension plan and to pay the expenses of administration. The long-term investment objective of the Trust is to achieve a total return equal to or greater than the Trust’s actuarially assumed rate of return, currently 7.25%. Though it is the intent of the Investment Committee to achieve income and growth, that intent does not include taking extraordinary risks or engaging in investment activities not commonly considered prudent under the standards imposed by ERISA. The Investment Committee defines risk as the probability of not meeting the Trust’s objectives and the probability of not meeting the Trust’s liability requirements. The allowable investments include: exchange-traded stocks, over-the-counter common and preferred stocks, warrants, rights, convertible securities, depository receipts and shares, trust certificates, limited partnership interests, shares of other investment companies, real estate investment trusts and equity participation, obligations of foreign governments, obligations of international agencies, obligations issued by the U.S. government, mortgage related and other asset-backed securities, corporate debt securities, inflation-index bonds issued by corporations, structured notes, delayed funding loans and revolving credit facilities, bank certificates of deposit, debt securities issued by state of local governments, and money market funds. Prohibited investments include: venture capital investments, direct investment in real estate properties, CMO derivatives, hedge funds, Lydall, Inc. securities, and commodities.

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

The following table presents the target allocation of pension plan assets for 2014 and the actual allocation of plan assets as of December 31, 2013 and 2012 by major asset category:

	Target Allocation	Actual Allocation of Plan Assets December 31,
Asset Category	2014	2013	2012
Equity securities:
U.S. Large Cap	18% – 38%	26%	29%
U.S. Mid/Small Cap	4% – 22%	11%	12%
Non-U.S.	15% – 25%	23%	17%
Emerging Markets	3% – 9%	7%	6%
Fixed income securities:
U.S. Bonds	12% – 38%	26%	26%
Non-U.S. Bonds	2% – 8%	5%	5%
Real estate investment trusts	0% – 8%	0%	1%
Cash and cash equivalents	0% – 5%	2%	4%

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

Equity securities, which consist primarily of common stocks, are valued at the closing price reported in the active market in which individual securities are traded. Short-term cash funds, mutual funds, bond funds and real estate investment trusts are valued at the net asset value of shares held by the plan at year end as reported in the active market in which the funds are traded.

The Trust’s purchases and sales of securities are recorded on a trade date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

The following table sets forth by level, within the fair value hierarchy, the Trust’s assets at fair value as of December 31, 2013 and December 31, 2012:

December 31, 2013 In thousands	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. Large Cap	$10,548	$—	$—	$10,548
U.S. Mid/Small Cap	4,593	—	—	4,593
Non-U.S.	9,465	—	—	9,465
Emerging Markets	2,713	—	—	2,713
Fixed income securities:
U.S. Bonds	10,461	—	—	10,461
Non-U.S. Bonds	1,847	—	—	1,847
Real estate investment trusts	155	—	—	155
Cash and cash equivalents	898	—	—	898
Total Assets at Fair Value	$40,680	$—	$—	$40,680

December 31, 2012 In thousands	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. Large Cap	$10,835	$—	$—	$10,835
U.S. Mid/Small Cap	4,256	—	—	4,256
Non-U.S.	6,187	—	—	6,187
Emerging Markets	2,201	—	—	2,201
Fixed income securities:
U.S. Bonds	9,487	—	—	9,487
Non-U.S. Bonds	1,645	—	—	1,645
Real estate investment trusts	184	—	—	184
Cash and cash equivalents	1,560	—	—	1,560
Total Assets at Fair Value	$36,355	$—	$—	$36,355

Estimated Future Contributions and Benefit Payments

The Company expects to contribute approximately $4.2 million in cash to its domestic defined benefit pension plan in 2014. Estimated future benefit payments for the next 10 years are as follows:

In thousands	2014	2015	2016	2017	2018	2019 – 2023
Benefit payments	$2,248	$2,316	$2,361	$2,489	$2,663	$16,003

Employee Savings Plan

The Company also sponsors a 401(k) Plan. Employer contributions to this plan amounted to $1.7 million in 2013, $1.6 million in 2012, and $1.4 million in 2011. Matching contributions by the Company are made on employee pretax contributions up to five percent of compensation, with the first three percent matched at 100% and the next two percent matched at 50%.

9. Equity Compensation Plans

As of December 31, 2013, the Company’s equity compensation plans consisted of the 2003 Stock Incentive Compensation Plan (the “2003 Plan”) and the 2012 Stock Incentive Plan (the “2012 Plan” and together with the 2003 Plan, the “Plans”) under which incentive and non-qualified stock options and time and performance based restricted shares have been granted to employees and directors from authorized but unissued shares of common stock or treasury shares. The 2003 Plan is not active, but continues to govern all outstanding awards granted under the plan until the awards themselves are exercised or terminate in accordance with their terms. The 2012 Plan, approved by shareholders on April 27, 2012, authorized 1,750,000 shares of common stock for awards. The 2012 Plan also authorizes an additional 1,200,000 million shares of common stock to the extent awards granted under prior stock plans that were outstanding as of April 27, 2012 are forfeited. The 2012 Plan provides for the following type of awards: options, restricted stock, restricted stock units and other stock-based awards.

The Company accounts for the expense of all share-based compensation by measuring the awards at fair value on the date of grant. The Company recognizes expense on a straight-line basis over the vesting period of the entire award. Options issued by the Company under its stock option plans have a term of ten years and generally vest ratably over a period of three to four years. Time-based restricted stock grants are expensed over the vesting period of the award, which is typically two to four years. The number of performance based restricted shares that vest or forfeit depend upon achievement of certain targets during the performance period. Stock-based compensation expense includes the estimated effects of forfeitures. Compensation expense for performance based awards is recorded based upon management’s assessment of the probability of achieving the performance goals and service period and will be adjusted based upon actual achievement. Stock options issued under the current plan must have an exercise price that may not be less than the fair market value of the Company’s Common Stock on the date of grant. The Plans provide for automatic acceleration of vesting in the event of a change in control of the Company. Upon the exercise of a stock option under the Plans, shares are issued from authorized shares or treasury shares held by the Company.

The Company incurred compensation expense of $1.8 million, $1.4 million, and $1.3 million for the years ended December 31, 2013, 2012, and 2011, respectively, for all stock-based compensation plans, including restricted stock awards. No compensation costs were capitalized as part of inventory. The associated tax benefit realized was $1.0 million, $0.5 million, and $0.4 million for the years ended December 31, 2013, 2012, and 2011, respectively.

Stock Options

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:

	2013	2012	2011
Risk-free interest rate	1.7%	1.4%	2.6%
Expected life	5.2 years	5.7 years	5.5 years
Expected volatility	65%	68%	69%
Expected dividend yield	0%	0%	0%

The following is a summary of the option activity as of December 31, 2013 and changes during the year then ended:

In thousands except per share amounts and years

	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2012	847	$9.59
Granted	75	$16.61
Exercised	(158)	$9.45
Forfeited/Cancelled	(6)	$8.21
Outstanding at December 31, 2013	758	$10.32	6.3	$5,538
Options exercisable at December 31, 2013	491	$9.05	4.9	$4,213
Expected to vest at December 31, 2013	259	$12.72	8.8	$1,267

The Company granted 75,279, 146,500, and 177,500 stock options during 2013, 2012, and 2011, respectively. The weighted-average grant-date fair value of options granted during the years 2013, 2012, and 2011 was $9.41, $7.79, and $5.43, respectively. There were 158,322 options exercised in 2013, 129,675 options exercised in 2012, and 35,874 options exercised in 2011. The intrinsic value for options exercised during 2013 was $1.0 million and the associated tax benefit realized from stock options exercised was $0.3 million. The total intrinsic value for options exercised during 2012 was $0.7 million and the associated tax benefit realized from stock options exercised was $0.2 million. The total intrinsic value for options exercised during 2011 was $0.1 million and the associated tax benefit realized from stock options exercised was minimal. The amount of cash received from the exercise of stock options was $1.5 million in 2013, $1.0 million in 2012, and $0.1 million in 2011. At December 31, 2013, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.6 million, with a weighted average expected amortization period of 2.9 years.

Restricted Stock

The following is a summary of the Company’s unvested restricted shares for the year ended and as of December 31, 2013:

In thousands except per share amounts
Outstanding Restricted Shares	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2012	290	$9.71
Granted	124	$16.01
Vested	(95)	$5.85
Forfeited/Cancelled	(11)	$13.27
Outstanding at December 31, 2013	308	$12.99
Expected to vest at December 31, 2013	282	$13.71

Restricted stock includes both performance-based and time-based awards. Compensation for restricted stock is recorded based on the market value of the stock on the grant date and amortized to expense over the vesting period of the award. The Company granted 95,090, 114,500, and 22,000 shares of performance-based restricted stock during 2013, 2012, and 2011, respectively. The Company granted 29,480 shares of time-based restricted stock in 2013, 73,750 shares in 2012, and none in 2011. The weighted average fair value per share of restricted stock granted was $16.01, $12.56, and $5.54 during 2013, 2012, and 2011, respectively. During 2013, 2012, and 2011, respectively, there were 10,565, 171,369, and 59,440 shares of restricted stock forfeited. The fair value of awards for which restrictions lapsed during the years ended December 31, 2013, 2012, and 2011 was $1.6 million, $0.6 million, and $0.6 million, respectively. At December 31, 2013, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $1.6 million, with a weighted average expected amortization period of 2.1 years.

Stock Repurchase Program

In April 2012, the Company’s Board of Directors approved a stock repurchase program (the “2012 Stock Repurchase Program”) which authorized the Company to repurchase up to 1.0 million shares of its common stock.

The Company repurchased 423,244 shares of its common stock at an average price of $14.30 per share for an aggregate purchase price of $6.1 million during the year ended December 31, 2013 under the 2012 Stock Repurchase Program. As of December 31, 2013, there were 267,089 shares remaining and authorized for repurchase under the 2012 Stock Repurchase Program.

10. Segment Information

The Company’s reportable segments are Performance Materials, Thermal/Acoustical Metals, and Thermal/Acoustical Fibers. The Performance Materials segment reports the results of the Company’s Filtration, Thermal Insulation, and Life Sciences Filtration businesses. The Thermal/Acoustical Metals segment reports the results of the Company’s metal-based automotive business. The Thermal/Acoustical Fibers segment reports the results of the Company’s fiber-based automotive business. Other Products and Services (“OPS”) includes Life Sciences Vital Fluids.

Performance Materials Segment

The Performance Materials segment includes filtration media solutions for air, fluid power, and industrial applications (“Filtration”), air and liquid life science applications (“Life Sciences Filtration”), and thermal insulation solutions for building products, appliances, and energy and industrial markets (“Thermal Insulation”). Filtration products include LydAir® MG (Micro-Glass) Air Filtration Media, LydAir® MB (Melt Blown) Air Filtration Media, LydAir® SC (Synthetic Composite) Air Filtration Media, and AriosoTM Membrane Composite Media. These products constitute the critical media components of clean-air systems for applications in clean-space, commercial, industrial and residential HVAC, power generation, and industrial processes. Lydall has leveraged its extensive technical expertise and applications knowledge into a suite of media products covering the vast liquid filtration landscape across the engine and industrial fields. The LyPore® Liquid Filtration Media series address a variety of application needs in fluid power, including hydraulic filters, air-water and air-oil coalescing, industrial fluid processes and diesel fuel filtration.

Life Sciences Filtration products have been developed to meet the requirements of life science applications, including biopharmaceutical pre-filtration and clarification, diagnostic and analytical testing, respiratory protection, life protection, medical air filtration, drinking water filtration and high purity process filtration such as that found in food and beverage and medical applications. Lydall also offers Solupor® Membrane specialty microporous membranes that are utilized in various markets and applications, including air and liquid filtration and transdermal drug delivery. Solupor® membranes are made from ultra-high molecular weight polyethylene and incorporate a unique combination of mechanical strength, chemical inertness, and high porosity in a unique open structure.

Thermal Insulation products are high performance non-woven veils, papers, mats and specialty composites for the building products, appliance, and energy and industrial fields. The Manniglas® Thermal Insulation brand is diverse in its product application, ranging from high temperature seals and gaskets in ovens to specialty veils for HVAC and cavity wall insulation. The appLY® Needled Glass Mats have been developed to expand Lydall’s high temperature technology portfolio for broad application into the appliance market and supplements the Lytherm® Insulation Media product brand, traditionally utilized in the industrial market for kilns and furnaces used in metal processing. Lydall’s Cryotherm® Super-Insulating Media, CRS-Wrap® Super-Insulating Media and Cryo-LiteTM Cryogenic Insulation products are industry standards for state-of-the-art cryogenic insulation designs used by manufacturers of cryogenic equipment for liquid gas storage, piping, and transportation.

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

Thermal/Acoustical Metals segment products are stamped metal combinations which provide thermal and acoustical shielding solutions for the global automotive and truck markets. Thermal/Acoustical Metals products include AMS® which is an all metal shield designed to be used in various vehicle applications, and Direct Exhaust Mount Heat shields, which are mounted to high temperature surfaces like exhaust down-pipes or engine manifolds using aluminized and stainless steel with high performance heat absorbing metals. Additionally, a patented CLD (constraint layer damped) material is a lightweight material with characteristics to reduce vibration and parasitic noise on powertrain mounted heat shields.

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

Thermal/Acoustical Fibers segment products offer thermal and acoustical insulating solutions comprised of organic and inorganic fiber composites for the automotive and truck markets primarily in North America. Lydall’s dBCore® composite is a lightweight acoustical composite that emphasizes absorption principles over heavy-mass type systems. Lydall’s dBLyte®is a high-performance acoustical barrier with sound absorption and blocking properties and can be used throughout a vehicle’s interior to minimize intrusive noise from an engine compartment and road. Lydall’s ZeroClearance® barrier is an innovative thermal solution that utilizes an adhesive backing for attachment and is ideal for protecting floor sheet metal from excessive exhaust heat. Lydall’s specially engineered wheel wells provide a solution with weight reduction and superior noise suppression capabilities over conventional designs.

Thermal/Acoustical Metals segment and Thermal/Acoustical Fibers segment operating results include allocations of certain costs shared between the segments.

Other Products and Services

The Life Sciences Vital Fluids business offers specialty products for blood filtration devices, blood transfusion single-use containers and the design and manufacture of single-use solutions for cell growth, frozen storage and fluid handling, as well as equipment for bioprocessing applications.

Net sales by segment and for OPS, as well as reconciling items, to equal to consolidated net sales for the years ended December 31, 2013, 2012, and 2011 were as follows:

Consolidated Net Sales	For the Years Ended December 31,
In thousands	2013	2012	2011
Performance Materials Segment:
Filtration	$64,752	$68,379	$72,888
Thermal Insulation	36,929	38,449	47,299
Life Sciences Filtration	10,320	11,207	13,872
Performance Materials Segment net sales	112,001	118,035	134,059
Thermal/Acoustical Metals Segment
Metal parts	135,833	136,276	142,646
Tooling	22,573	17,645	13,290
Thermal/Acoustical Metals Segment net sales	158,406	153,921	155,936
Thermal/Acoustical Fibers Segment:
Fiber parts	105,876	93,519	79,631
Tooling	8,444	917	2,116
Thermal/Acoustical Fibers Segment net sales	114,320	94,436	81,747
Other Products and Services:
Life Sciences Vital Fluids	17,175	16,853	14,670
Other Products and Services net sales	17,175	16,853	14,670
Eliminations and Other	(3,933)	(4,321)	(2,824)
Consolidated Net Sales	$397,969	$378,924	$383,588

Operating income from continuing operations by segment and for OPS and Corporate Office Expenses for the years ended December 31, 2013, 2012, and 2011 were as follows:

Operating Income from Continuing Operations	For the Years Ended December 31,
In thousands	2013	2012	2011
Performance Materials Segment	$9,462	$10,400	$18,194
Thermal/Acoustical Metals Segment	14,088	14,708	15,915
Thermal/Acoustical Fibers Segment	21,486	12,851	(3,055)
Other Products and Services:
Life Sciences Vital Fluids	778	1,190	(1,040)
Corporate Office Expenses	(17,101)	(17,771)	(13,826)
Consolidated Operating Income from Continuing Operations	$28,713	$21,378	$16,188

Operating results were impacted by a net gain on sale of a product line in the Performance Materials segment of $0.8 million in 2012 and $1.6 million in 2011 and a loss on disposal of assets in Corporate Office Expenses and the Performance Materials segment of $1.5 million and $0.3 million in 2012, respectively. Total assets by segment and for OPS and the Corporate Office were as follows at December 31, 2013, 2012 and 2011:

Total Assets	December 31,
In thousands	2013	2012	2011
Performance Materials Segment	$74,838	$74,119	$71,379
Thermal/Acoustical Metals Segment	104,908	96,019	93,921
Thermal/Acoustical Fibers Segment	30,176	26,830	28,844
Other Products and Services	11,866	11,195	11,064
Corporate Office	52,897	43,753	29,977
Total Assets	$274,685	$251,916	$235,185

Total capital expenditures and depreciation and amortization by segment and for OPS and the Corporate Office for the years ended December 31, 2013, 2012 and 2011 were as follows:

	Capital Expenditures			Depreciation and Amortization
In thousands	2013	2012	2011	2013	2012	2011
Performance Materials Segment	$4,604	$5,231	$3,801	$4,667	$5,290	$5,718
Thermal/Acoustical Metals Segment	6,027	4,063	2,413	4,777	5,019	5,210
Thermal/Acoustical Fibers Segment	1,887	1,033	1,148	2,217	2,324	2,536
Other Products and Services	243	128	270	588	596	726
Corporate Office	1,065	949	1,252	344	343	288
Total	$13,826	$11,404	$8,884	$12,593	$13,572	$14,478

Net sales by geographic area for the years ended December 31, 2013, 2012 and 2011 and long-lived asset information by geographic area as of December 31, 2013, 2012, and 2011 were as follows:

	Net Sales			Long-Lived Assets
In thousands	2013	2012	2011	2013	2012	2011
United States	$269,989	$251,695	$239,101	$48,787	$45,979	$48,803
France	47,831	52,517	58,974	16,436	17,463	17,621
Germany	77,229	71,896	81,424	13,287	13,542	14,065
Other	2,920	2,816	4,089	1,815	1,024	1,280
Total	$397,969	$378,924	$383,588	$80,325	$78,008	$81,769

Foreign sales are based on the country in which the sales originated (i.e., where the Company’s legal entity is domiciled). Sales to Ford Motor Company in 2013, 2012, and 2011 were $79.7 million, $71.2 million, and $62.2 million respectively and accounted for 20.0%, 18.8%, and 16.2% of Lydall’s net sales in the years ended December 31, 2013, 2012, and 2011, respectively. Sales to Chrysler Group LLC in 2013 and 2012 were $43.5 million and $38.0 million, respectively and accounted for 10.9% and 10.0% of Lydall’s net sales in the years ended December 31, 2013 and 2012, respectively. These sales were reported in the Thermal/Acoustical Metal and Thermal/Acoustical Fiber segments. No other customers accounted for more than 10.0% of total net sales in 2013, 2012, and 2011.

11. Income Taxes

The provision for income taxes from continuing operations consists of the following:

	For the years ended December 31,
In thousands	2013	2012	2011
Current:
Federal	$5,477	$3,208	$1,534
State	709	265	15
Foreign	2,032	2,352	3,623
Total Current	8,218	5,825	5,172
Deferred:
Federal	$1,609	$(2,031)	$503
State	(1,144)	(291)	108
Foreign	504	673	572
Total Deferred	969	(1,649)	1,183
Provision for income taxes	$9,187	$4,176	$6,355

The following is a reconciliation of the difference between the actual provision for income taxes from continuing operations and the provision computed by applying the federal statutory tax rate on earnings:

	For the years ended December 31,
In thousands	2013	2012	2011
Statutory federal income tax rate	35.0%	35.0%	34.0%
State income taxes	2.9	2.2	3.3
Valuation allowances for deferred tax assets, including state	(1.8)	(17.8)	0.8
Foreign dividends	0.5	0.9	1.7
Reserve for tax contingencies	(0.6)	0.1	0.6
Manufacturing deduction	(2.7)	(2.4)	(1.3)
Other	(0.9)	1.9	2.2
Effective income tax rate	32.4%	19.9%	41.3%

The other line item above includes research credits, nondeductible expenses, and other income and expense items.

The Company’s effective tax rate from continuing operations for 2013 was 32.4% compared to 19.9% in 2012 and 41.3% in 2011. For 2013, the difference between the Company’s effective tax rate from continuing operations and the statutory federal income tax rate was primarily caused by the release of valuation allowances against state tax credit carryovers of $1.1 million, $0.8 million of permanent benefit relating to Domestic Production Activities Deduction, and a tax benefit of $0.5 million related to the conclusion of certain U.S. federal income tax matters through the year ended December 31, 2009. These favorable tax adjustments are partially offset by an increase in valuation allowance established against a foreign net deferred tax asset. The $1.1 million reversal of valuation allowances against state tax credit carryovers included $0.3 million of state tax credits expected to offset 2013 state income taxes and $0.8 million expected to benefit future periods. The company currently maintains a full valuation allowance against a foreign deferred tax asset in the Netherlands as future realization of the asset is not reasonably assured due to consistent historical losses since 2008. During 2013, the Company increased this valuation allowance by $0.6 million in order to reserve against additional loss carryforwards that were generated in the Netherlands during the current year.

For 2012, the difference between the Company’s effective tax rate from continuing operations and the statutory federal income tax rate was primarily caused by the release of valuation allowances against foreign tax credit carryovers of $3.9 million and state net operating loss carryovers, partially offset by an increase in valuation allowance established against a foreign net deferred tax asset. The Company’s state income taxes in 2012 were offset by the reversal of valuation allowances against state net operating loss carryovers of $0.5 million as the

Company used certain state net operating loss carryovers to offset 2012 state income taxes. During 2012, the Company increased its valuation allowance against a foreign deferred tax asset in the Netherlands by $0.7 million as future realization of such tax benefit was not reasonably assured.

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

The following schedule presents net current and net long-term deferred tax assets and liabilities by tax jurisdiction as of December 31, 2013 and 2012:

	2013		2012
	Deferred Tax Assets		Deferred Tax Assets
In thousands	Current	Long-term	Current	Long-term
Federal	$3,219	$—	$3,862	$—
State	321	479	348	—
Foreign	398	95	289	474
Totals	$3,938	$574	$4,499	$474

	2013		2012
	Deferred Tax Liabilities		Deferred Tax Liabilities
In thousands	Current	Long-term	Current	Long-term
Federal	$—	$7,780	$—	$2,935
State	—	—	—	205
Foreign	—	967	26	762
Totals	$—	$8,747	$26	$3,902

Net deferred tax assets (liabilities) consist of the following as of December 31, 2013 and 2012:

	December 31,
In thousands	2013	2012
Deferred tax assets:
Accounts receivable	$127	$108
Inventories	939	591
Net operating loss carryforwards	4,566	4,268
Other accrued liabilities	2,020	1,679
Pension	5,268	9,454
Tax Credits	1,953	3,442
Total deferred tax assets	14,873	19,542
Deferred tax liabilities:
Domestic liability of foreign assets	$96	$448
Intangible assets	6,066	6,121
Property, plant and equipment	9,631	8,341
Total deferred tax liabilities	15,793	14,910
Valuation allowance	3,315	3,587
Net deferred tax (liabilities) assets	$(4,235)	$1,045

For the years ended December 31, 2013, 2012 and 2011, income from continuing operations before income taxes was derived from the following sources:

	For the years ended December 31,
In thousands	2013	2012	2011
United States	$23,433	$14,573	$4,767
Foreign	4,909	6,409	10,635
Total income from continuing operations before income taxes	$28,342	$20,982	$15,402

At December 31, 2013, the Company had approximately $9.9 million of state net operating loss carryforwards which expire between 2015 and 2033. In addition, at December 31, 2013, the Company had $3.0 million of state tax credit carryfowards that expire between 2014 and 2025. As of December 31, 2013, the Company had provided a valuation reserve against all of its state net operating loss carryforwards and $1.7 million on its state tax credits carryforwards. The Company also had $4.5 million of foreign net operating loss carryovers in France and $9.6 million of net operating loss carryovers in the Netherlands. The French net operating loss carryforwards have no expiration. The Company concluded it was more likely than not that the French net operating loss carryforwards will be fully realized and no valuation allowance was necessary as of December 31, 2013. The Netherlands’ net operating losses expire between the years 2017 and 2023. The Company has recorded a valuation allowance against the net deferred tax asset in the Netherlands as future realization is not reasonably assured due to consistent historical losses since 2008. The Company evaluates and weighs the positive and negative evidence present at each period. The Company will continue to monitor the realization criteria based on future operating results.

As of December 31, 2013, the company has not paid U.S. income taxes on approximately $22.2 million of undistributed earnings of international subsidiaries. The Company’s intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. It is not practicable to estimate the amount of tax that might be payable on the undistributed earnings due to a variety of factors including the timing, extent and nature of any repatriation.

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, France, Germany and the Netherlands. Within the next fiscal year, the Company expects to conclude certain income tax matters through the year ended December 31, 2010 and it is reasonably expected that net unrecognized benefits of $0.2 million may be recognized. The total amount of net unrecognized tax benefits that would affect the effective tax rate if recognized was $1.1 million as of December 31, 2013. The Company is no longer subject to U.S. federal examinations for years before 2010, state and local examinations for years before 2002, and non-U.S. income tax examinations for years before 2003.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

In thousands	2013	2012
Unrecognized tax benefits at beginning of year	$1,029	$870
Increases relating to positions taken in prior periods	678	336
Increases relating to current period	586	14
Decreases due to settlements with tax authorities	—	(106)
Decreases due to lapse of statute of limitations	(429)	(85)
Unrecognized tax benefits at end of year	$1,864	$1,029

The Company recognizes the interest accrued and the penalties related to unrecognized tax benefits as a component of tax expense. The amount of accrued interest and penalties as of December 31, 2013 was not material.

12. Commitments and Contingencies

Leases

The Company has operating leases that resulted in expense of $4.0 million in 2013, $4.0 million in 2012, and $4.4 million in 2011. These contracts include building, office equipment, vehicle and machinery leases that require payment of property taxes, insurance, repairs and other operating costs.

The Company has a capital lease agreement for the land and building at the St. Nazaire, France operating facility requiring monthly principal and interest payments until 2016 (See Note 5).

Approximate future minimum lease payments under noncancelable leases are:

	Payments due by period
In thousands	Operating Lease Payments	Capital Lease Payments	Total
2014	$3,900	$736	$4,636
2015	2,813	731	3,544
2016	2,434	358	2,792
2017	2,243	—	2,243
2018	886	—	886
Thereafter	1,302	—	1,302
Total	13,578	1,825	15,403
Interest on capital leases	—	(112)	(112)
Total	$13,578	$1,713	$15,291

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

13. Earnings Per Share

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	For the years ended December 31,
In thousands	2013	2012	2011
Basic average common shares outstanding	16,570	16,717	16,753
Effect of dilutive options and restricted stock awards	296	256	143
Diluted average common shares outstanding	16,866	16,973	16,896

For the years ended December 31, 2013, 2012 and 2011, stock options for 0.2 million, 0.2 million and 0.5 million shares of Common Stock, respectively, were not considered in computing diluted earnings per common share as the stock options were considered anti-dilutive.

14. Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial results for 2013 and 2012. In management’s opinion, all material adjustments necessary for a fair statement of the information for such quarters have been reflected.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
In thousands except per share data	2013	2012	2013	2012	2013	2012	2013	2012
Net sales	$99,029	$96,754	$101,051	$97,535	$97,995	$94,167	$99,894	$90,468
Gross profit	$21,365	$19,241	$23,037	$21,993	$20,494	19,269	$20,329	$17,304
Net income	$4,492	$3,912	$5,955	$6,592	$4,575	$3,875	$4,133	$2,427
Basic earnings per share:
Continuing operations	$0.27	$0.23	$0.36	$0.39	$0.28	$0.23	$0.25	$0.15
Net income	$0.27	$0.23	$0.36	$0.39	$0.28	$0.23	$0.25	$0.15
Diluted earnings per share:
Continuing operations	$0.26	$0.23	$0.35	$0.39	$0.27	$0.23	$0.25	$0.14
Net income	$0.26	$0.23	$0.35	$0.39	$0.27	$0.23	$0.25	$0.14

Gross profit in the first quarter of 2013 included a completed pricing negotiation and a non-recurring customer project which contributed to an increase in gross profit of $1.8 million.

Net income during the quarters ended March 31, 2013 and June 30, 2013 were positively impacted by discrete tax benefits of $0.5 million and $0.3 million, respectively, related to the conclusion of certain U.S. federal income tax matters. Net income during the quarter ended December 31, 2013 was positively impacted by the reversal of valuation allowances associated with state tax credit carryovers of $0.9 million. (See Note 11)

Net income in each quarter of 2012 was positively impacted by the reversal of valuation allowances associated with foreign tax credit carryovers, impacting the first, second, third and fourth quarters by $0.8 million, $1.3 million, $0.5 million and $1.3 million, respectively. (See Note 11)

As a result of a change in information technology strategy and approach, the Company recorded a $1.8 million asset impairment charge in the fourth quarter of 2012 related to impairment of previously capitalized software development costs. (See Note 3)

During the quarter ended September 30, 2012, the Company identified an error within its Thermal/Acoustical Metals segment related to customer pricing that resulted in the overstatement of consolidated net sales for the quarters ended March 31, 2012 and June 30, 2012 of $0.3 million and $0.2 million, respectively. The correction of this error was recorded as a reduction in net sales and accounts receivable of $0.5 million during the quarter ended September 30, 2012. Also, in the Thermal/Acoustical Metals segment, an additional $0.1 million error was identified in the quarter ended December 31, 2012 which resulted in the overstatement of consolidated cost of sales and accounts payable for the quarter ended September 30, 2012, which was corrected in the quarter ended December 31, 2012. These errors were quantitatively and qualitatively immaterial to all quarters impacted.

15. Recently Issued Accounting Standards

In July 2013, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). This ASU requires entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in their financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The objective of this update is to eliminate the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The ASU is effective for fiscal years beginning after December 15, 2013. The Company is currently evaluating this new guidance and believes its adoption will not have a significant impact on our consolidated financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income (Topic 220), which requires new disclosures about reclassifications from accumulated other comprehensive loss to net income. These disclosures may be presented on the face of the statements or in the notes to the consolidated financial statements. The ASU was effective for fiscal years beginning after December 15, 2012. The Company adopted this ASU and revised its disclosure, as required, beginning with the first quarter of 2013. See the Consolidated Statements of Comprehensive Income (Loss) in the consolidated financial statements.

In July 2012, the FASB” issued ASU No. 2012-02, Testing Indefinite-Lived Intangible Assets for Impairment, which amends ASC 350, Intangibles-Goodwill and Other. This ASU gives an entity the option to first assess qualitative factors to determine if indefinite-lived intangible assets are impaired. The entity may first determine based on qualitative factors if it is more likely than not that the fair value of indefinite-lived intangible assets are less than their carrying amount. If that assessment indicates no impairment, the quantitative impairment test is not required. This standard was effective for financial statements of periods beginning after September 15, 2012, with early adoption permitted. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements.

16. Changes in Accumulated Other Comprehensive Income (Loss)

The following table discloses the changes by classification within accumulated other comprehensive income (loss) for the period ended December 31, 2013, 2012 and 2011:

In thousands	Foreign Currency Translation Adjustment	Defined Benefit Pension Adjustment		Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2010	$4,169	$(12,499)		$(8,330)
Other Comprehensive loss	(2,232)	(6,403	)(a)	(8,635)
Amounts reclassified from accumulated other comprehensive income	—	347	(b)	347
Balance at December 31, 2011	$1,937	$(18,555)		$(16,618)
Other Comprehensive income (loss)	1,241	(3,558	)(a)	(2,317)
Amounts reclassified from accumulated other comprehensive income	—	569	(b)	569
Balance at December 31, 2012	$3,178	$(21,544)		$(18,366)
Other Comprehensive income	2,950	5,909	(a)	8,859
Amounts reclassified from accumulated other comprehensive income	—	663	(b)	663
Balance at December 31, 2013	$6,128	$(14,972)		$(8,844)

(a) Amount represents actuarial gains (losses) arising from the Company’s postretirement benefit obligation. This amount was $5.9 million, net of $3.6 million tax expense, for 2013, $(3.6) million, net of a $2.1 million tax benefit, for 2012 and $(6.4) million, net of $3.9 million tax benefit in 2011. See Note 8, Employer Sponsored Benefit Plans.

(b) Amount represents the amortization of actuarial losses to pension expense arising from the Company’s postretirement benefit obligation. This amount was $0.7 million, net of $0.4 million tax benefit, for 2013, $0.6 million, net of $0.3 million tax benefit, for 2012 and $0.3 million, net of $0.2 million tax benefit in 2011. See Note 8.

17. Subsequent Events

On February 20, 2014 the Company completed an acquisition of certain industrial filtration businesses (“Industrial Filtration”) of Andrew Industries Limited, an Altham, United Kingdom based corporation pursuant to the terms of a Sale and Purchase Agreement (the “Sale and Purchase Agreement”) for $83.0 million in cash. The Industrial Filtration business has products sold under the brands Southern Felt in the United States, Andrew Webron in the United Kingdom, and China Felt in Asia, serves a global customer base in the manufacture of non-woven felt filtration media and filter bags used primarily in industrial air filtration applications including power, cement, asphalt, incineration, food and pharmaceutical. The final purchase price, subject to certain customary post-closing adjustments, was financed with a combination of cash on hand and $60.0 million of borrowings through the Company’s amended $100 million credit facility.

On February 18, 2014 the Company amended and restated its $35.0 million senior secured revolving domestic credit facility to increase the available borrowing under this agreement to $100 million. The amended credit facility, secured by substantially all of the assets of the

Company, has a maturity date of January 31, 2019 and was completed with the same financial institution as well as two additional financial institutions. The Company entered into this amended facility in part to fund the majority of the purchase price of the Industrial Filtration acquisition.

Schedule II

LYDALL, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED DECEMBER 31, 2013, 2012 AND 2011

In thousands	Balance at January 1,	Charges to Costs and Expenses	Charges (Deductions) to Other Accounts	Deductions	Balance at December 31,
2013
Allowance for doubtful receivables	$469	$60	$15[2]	$(64)[1]	$480
Tax valuation allowances	3,587	855	—	(1,127)[3]	3,315
2012
Allowance for doubtful receivables	$622	$162	$7[2]	$(322)[1]	$469
Allowance for note receivable	480	—	—	(480)[4]	—
Tax valuation allowances	7,132	854	—	(4,399)[3]	3,587
2011
Allowance for doubtful receivables	$945	$79	$(75) [2,5]	$(327) [1]	$622
Allowance for note receivable	480	—	—	—	480[4]
Tax valuation allowances	6,023	1,359	—	(250)[3]	7,132
1	Uncollected receivables written off and recoveries.
2	Foreign currency translation and other adjustments.
3	Reduction to income tax expense.
4	A reserve for $0.5 million was recorded during 2004 for the remaining balance of the note receivable associated with the sale of certain assets of the fiberboard operation in 2001, which was included within “Prepaid expenses and other current assets” on the Consolidated Balance Sheets as of December 31, 2011. The receivable was written off against the reserve in 2012.
5	Includes deduction of $66,000 relating to sale of Affinity business in June, 2011.

S-1