Form 10-Q
period 2014-03-31
LYDALL INC /DE/
filed 2014-05-05
CIK 60977

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE

SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

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

_____________________________

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $ .10 par value per share.

Total Shares outstanding April 18, 2014	17,015,559

LYDALL, INC.

Lydall, Inc. and its subsidiaries are hereafter collectively referred to as “Lydall,” the “Company” or the “Registrant.” Lydall and its subsidiaries’ names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Lydall and its subsidiaries.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements within the meaning of the Exchange Act. All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current expectations and assumptions relating to the Company’s business, the economy and other future conditions. Forward-looking statements generally can be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “forecasts,” “predicts,” “targets,” “prospects,” “strategy,” “signs” and other words of similar meaning in connection with the discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash and other measures of financial performance. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Forward-looking statements in this Quarterly Report on Form 10-Q include, among others, statements relating to:

•	Overall economic and business conditions and the effects on the Company’s markets;

•	Outlook for the fiscal year 2014;

•	Expected vehicle production in the North American or European markets;

•	Growth opportunities in markets served by the Company;

•	Integration of the recently acquired Industrial Filtration business;

•	Post-closing adjustments impacting the total purchase price of the Industrial Filtration acquisition;

•	Expected gross margin, operating margin and working capital improvements from the application of Lean Six Sigma;

•	Product development and new business opportunities;

•	Future strategic transactions, included but not limited to: acquisitions, joint ventures, alliances, licensing agreements and divestitures;

•	Pension plan funding requirements;

•	Future cash flow and uses of cash;

•	Future repurchases of the Company’s Common Stock;

•	Future amounts of stock-based compensation expense;

•	Future earnings and other measurements of financial performance;

•	Ability to meet cash operating requirements;

•	Future levels of indebtedness and capital spending;
•	Ability to meet financial covenants in the Company’s senior secured revolving credit facility;
•	Future impact of the variability of interest rates;
•	Future impact of foreign currency exchange rates;

•	The expected future impact of recently issued accounting pronouncements upon adoption;

•	Future effective income tax rates and realization of deferred tax assets;

•	Estimates of fair values of reporting units and long-lived assets used in assessing goodwill and long-lived assets for possible impairment; and
•	The expected outcomes of legal proceedings and other contingencies.

All forward-looking statements are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements made in this Quarterly Report on Form 10-Q, in press releases and in other statements made by the Company’s authorized officers. Such risks and uncertainties include, among others, worldwide economic cycles that affect the markets which the Company’s businesses serve which could have an effect on demand for the Company’s products and impact the Company’s profitability, challenges encountered by the Lydall in the integration of the Industrial Filtration business, disruptions in the global credit and financial markets, including diminished liquidity and credit availability, swings in consumer confidence and spending, unstable economic growth, raw material pricing and supply issues, fluctuations in unemployment rates, and increases in fuel prices, as well as other risks and uncertainties identified in Part II, Item 1A – Risk Factors of this Quarterly Report on Form 10-Q, and Part I, Item 1A Risk Factors of Lydall’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands Except Per Share Data)

	Quarter Ended
	March 31,
	2014	2013
	(Unaudited)
Net sales	$125,226	$99,029
Cost of sales	99,027	77,664
Gross profit	26,199	21,365
Selling, product development and administrative expenses	18,573	14,848
Operating income	7,626	6,517
Interest expense	212	78
Other expense, net	55	42
Income before income taxes	7,359	6,397
Income tax expense	3,643	1,905
Net income	$3,716	$4,492
Earnings per share:
Basic	$0.22	$0.27
Diluted	$0.22	$0.26
Weighted average number of common shares outstanding:
Basic	16,542	16,752
Diluted	16,852	17,036

See accompanying Notes to Condensed Consolidated Financial Statements.

5

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In Thousands)

	Quarter Ended
	March 31,
	2014	2013
	(Unaudited)
Net income	$3,716	$4,492
Other comprehensive income:
Foreign currency translation adjustments	(336)	(2,034)
Pension liability adjustment, net of tax	111	165
Comprehensive income	$3,491	$2,623

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(In Thousands)

	March 31,	December 31,
	2014	2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$51,128	$75,407
Accounts receivable, less allowances (2014 - $1,409; 2013 - $480)	100,828	52,301
Inventories	54,858	34,917
Prepaid expenses and other current assets	10,336	9,636
Total current assets	217,150	172,261
Property, plant and equipment, at cost	306,107	265,476
Accumulated depreciation	(189,454)	(186,613)
Net, property, plant and equipment	116,653	78,863
Goodwill	22,290	18,589
Other intangible assets, net	8,934	3,510
Other assets, net	1,613	1,462
Total assets	$366,640	$274,685

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$673	$663
Accounts payable	50,975	29,768
Accrued payroll and other compensation	9,946	10,393
Accrued taxes	2,664	1,816
Other accrued liabilities	8,081	6,044
Total current liabilities	72,339	48,684
Long-term debt	60,881	1,051
Deferred tax liabilities	15,090	8,747
Benefit plan liabilities	11,053	14,097
Other long-term liabilities	3,014	2,019

Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock	-	-
Common stock	2,432	2,410
Capital in excess of par value	63,426	62,284
Retained earnings	223,968	220,252
Accumulated other comprehensive loss	(9,069)	(8,844)
Treasury stock, at cost	(76,494)	(76,015)
Total stockholders’ equity	204,263	200,087
Total liabilities and stockholders’ equity	$366,640	$274,685

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended
	March 31,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net income	$3,716	$4,492
Adjustments to reconcile net income to net cash used for operating activities:
Depreciation and amortization	3,848	3,345
Inventory step-up amortization	1,282	-
Deferred income taxes	315	293
Stock based compensation	573	494
Changes in operating assets and liabilities:
Accounts receivable	(20,259)	(9,791)
Inventories	3,601	(6,681)
Accounts payable	5,970	4,135
Accrued payroll and other compensation	(1,934)	(1,625)
Accrued taxes	1,460	611
Other, net	(1,432)	1,510
Net cash used for operating activities	(2,860)	(3,217)
Cash flows from investing activities:
Business acquisition, net of cash acquired	(79,157)	-
Capital expenditures	(2,807)	(2,463)
Net cash used for investing activities	(81,964)	(2,463)
Cash flows from financing activities:
Proceeds from borrowings	60,000	-
Debt repayments	(162)	(218)
Common stock issued	433	653
Common stock repurchased	(479)	(342)
Excess tax benefit on stock awards	222	103
Net cash provided by financing activities	60,014	196
Effect of exchange rate changes on cash	531	(672)
Decrease in cash and cash equivalents	(24,279)	(6,156)
Cash and cash equivalents at beginning of period	75,407	63,623
Cash and cash equivalents at end of period	$51,128	$57,467

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

On February 20, 2014, the Company completed an acquisition of certain industrial filtration businesses (“Industrial Filtration”) of Andrew Industries Limited, an Altham, United Kingdom based corporation. The Industrial Filtration business serves a global customer base in the manufacture of non-woven felt filtration media and filter bags used primarily in industrial air filtration applications including power, cement, asphalt, incineration, food and pharmaceutical. The Industrial Filtration business is being reported as its own reportable segment since the acquisition date.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the accounts of Lydall, Inc. and its subsidiaries. All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s annual financial statements for the year ended December 31, 2013. The operating results of the Industrial Filtration segment have been included in the Consolidated Statement of Operations since the date of the acquisition. The year-end Condensed Consolidated Balance Sheet was derived from the December 31, 2013 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Management believes that all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position, results of operations and cash flows for the periods reported, have been included. For further information, refer to the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2013.

Recently Adopted Accounting Pronouncements

Effective January 1, 2014, the Company adopted FASB ASU No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). This ASU required entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in their financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The objective of this update is to eliminate the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The adoption of this ASU did not have a significant impact on the Company’s condensed consolidated financial statements.

2.	Acquisition

On February 20, 2014, the Company completed the acquisition of certain industrial filtration businesses (“Industrial Filtration”) of Andrew Industries Limited, an Altham, United Kingdom based corporation. The Industrial Filtration business serves a global customer base in the manufacture of non-woven felt filtration media and filter bags used primarily in industrial air filtration applications including power, cement, asphalt, incineration, food and pharmaceutical. This business, which will strengthen the Company’s position as an industry leading, global provider of filtration and engineered materials products, adds complementary and new technologies, and diversifies the Company’s end markets and geographic base. The Company acquired the Industrial Filtration business for $86.7 million cash (including cash acquired of $7.5 million) and with no debt being acquired. The purchase price was financed with a combination of cash on hand and $60.0 million of borrowings through the Company’s amended $100 million credit facility.

During the three months ended March 31, 2014, the Company incurred $2.4 million of transaction related costs. These transaction costs include investment banker fees, legal fees and other professional services fees to complete the transaction. These corporate office expenses have been recognized in the Company’s Condensed Consolidated Statements of Operations as selling, product development and administrative expenses.

The operating results of the Industrial Filtration business have been included in the Condensed Consolidated Statements of Operations since February 20, 2014, the date of the acquisition. The Industrial Filtration business is being reported as a separate reportable segment. The Industrial Filtration segment reported $17.7 million in net sales and operating income of $0.8 million, inclusive of a $1.3 million purchase accounting inventory fair value step-up adjustment in cost of sales upon the sale of inventory, for the period from the acquisition date through March 31, 2014. The total purchase accounting inventory fair value step-up adjustment included in the balance sheet at the acquisition date was $2.1 million.

The following table summarizes the fair values of identifiable assets acquired and liabilities assumed at the date of the acquisition:

In thousands
Cash	$7,493
Accounts Receivable	26,779
Inventory	25,046
Other current assets	2,894
Property, plant and equipment	38,780
Deferred Taxes	2,501
Intangible assets (Note 4)	5,596
Goodwill (Note 4)	3,693
Total assets acquired	112,782

Other liabilities	(18,002)
Deferred taxes	(8,130)
Total liabilities assumed	(26,132)
Net assets acquired	$86,650

The final purchase price allocation is subject to post-closing adjustments pursuant to the terms of the Sale and Purchase Agreement with Andrews Industries Limited. The Company anticipates that any post-closing adjustment will not be significant to the total purchase price consideration.

The following table reflects the unaudited pro forma operating results of the Company for the three months ended March 31, 2014 and March 31, 2013, which give effect to the acquisition of Industrial Filtration as if it had occurred on January 1, 2013. The pro forma information includes the historical financial results of the Company and Industrial Filtration. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective January 1, 2013, nor are they intended to be indicative of results that may occur in the future. The pro forma information does not include the effects of any synergies related to the acquisition.

	(Unaudited Pro Forma)
	Quarter Ended March 31,
In thousands	2014	2013
Net Sales	$142,742	$129,716
Net Income	$7,476	$2,601

Earnings per share:
Basic	$0.45	$0.16
Diluted	$0.44	$0.15

Pro forma earnings during the three months ended March 31, 2014 were adjusted to exclude non-recurring items such as acquisition-related costs of $2.4 million and expense related to the fair value adjustment to inventory of $1.3 million, and to include additional amortization of the acquired Industrial Filtration intangible assets recognized at fair value in purchase accounting as well as additional interest expense associated with borrowings under the Company’s Amended Credit Facility. No amount is included in the pro forma earnings during the three months ended March 31, 2014 related to inventory fair value adjustments which would have been recognized in cost of sales as the corresponding inventory would have been completely sold during 2013.

Pro forma earnings during the three months ended March 31, 2013 were adjusted to include acquisition-related costs of $2.4 million and expense of $2.2 million related to the amortization of the fair value adjustments to inventory and additional amortization of the acquired Industrial Filtration intangible assets recognized at fair value in purchase accounting as well as interest expense associated with borrowings under the Company’s Amended Credit Facility.

3.	Inventories

Inventories as of March 31, 2014 and December 31, 2013 were as follows:

	March 31,	December 31,
In thousands	2014	2013
Raw materials	$21,605	$11,944
Work in process	16,693	14,546
Finished goods	18,014	9,537
	56,312	36,027
Less: Progress billings	(1,454)	(1,110)
Total inventories	$54,858	$34,917

Included in work in process is gross tooling inventory of $8.7 million and $9.9 million at March 31, 2014 and December 31, 2013, respectively. Tooling inventory, net of progress billings, was $7.3 million and $8.8 million at March 31, 2014 and December 31, 2013, respectively.

4.	Goodwill and Other Intangible Assets

Goodwill:

The Company tests its goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value may exceed its fair value.

The changes in the carrying amount of goodwill by segment as of and for the three months ended March 31, 2014 were as follows:

		Currency
	December 31,	translation		March 31,
In thousands	2013	adjustments	Additions	2014
Performance Materials	$13,929	$8	$-	$13,937
Industrial Filtration	-	-	3,693	3,693
Other Products and Services	4,660	-	-	4,660
Total goodwill	$18,589	$8	$3,693	$22,290

The goodwill associated with the Industrial Filtration segment results from the acquisition of the Industrial Filtration business on February 20, 2014. The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the entrance into new global markets and Industrial Filtrations assembled workforce. None of the recognized goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets:

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other intangible assets, net” in the Condensed Consolidated Balance Sheets as of March 31, 2014 and December 31, 2013:

	March 31, 2014		December 31, 2013
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
License agreements	$881	$(881)	$881	$(881)
Technology	2,500	(18)	-	-
Customer Relationships	2,540	(25)	-	-
Patents	6,774	(3,398)	6,766	(3,307)
Other	834	(273)	278	(227)
Total amortized intangible assets	$13,529	$(4,595)	$7,925	$(4,415)

In connection with the acquisition of Industrial Filtration in February 2014, the Company recorded intangible assets of $5.6 million, which included $2.5 million of customer relationships, $2.5 million of purchased technology, $0.3 million of favorable operating leases, and $0.2 million of trade names. The weighted average useful lives of the acquired assets were 11 years, 15 years, 7 years and 5 years, respectively.

5.	Long-term Debt and Financing Arrangements

On February 18, 2014, the Company amended and restated its $35.0 million senior secured domestic revolving credit facility (“Amended Credit Facility”) with a financial institution and two additional lenders, increasing the available borrowing from $35 million to $100 million. The Amended Credit Facility is secured by substantially all of the assets of the Company. The maturity date for the Amended Credit Facility is January 31, 2019, at which time amounts outstanding under the Amended Credit Facility are due and payable. The Company entered into this Amended Credit Facility in part to fund a majority of the purchase price of the Industrial Filtration business.

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

The Amended Credit Facility contains a number of affirmative and negative covenants, including financial and operational covenants. The Company is required to meet a minimum interest coverage ratio. The interest coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBIT to Consolidated Interest Charges, both as defined in the Amended Credit Facility, may not be less than 2.0 to 1.0 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined in the Amended Credit Facility, as of the end of each fiscal quarter of no greater than 3.0 to 1.0. The Company must also meet minimum consolidated EBITDA as of the end of each fiscal quarter for the preceding 12 month period of $30.0 million. The Company was in compliance with all covenants at March 31, 2014.

Interest is charged on borrowings at the Company’s option of either: (i) Base Rate plus the Applicable Rate, or (ii) the Eurodollar Rate plus the Applicable Rate. The Base Rate is a fluctuating rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by Bank of America, and (c) the Eurocurrency Rate plus 1.00%. The Eurocurrency Rate means (i) if denominated in LIBOR quoted currency, a fluctuating LIBOR per annum rate equal to the London Interbank Offered Rate; (ii) if denominated in Canadian Dollars, the rate per annum equal to the Canadian Dealer Offered Rate; or (iii) the rate per annum as designated with respect to such alternative currency at the time such alternative currency is approved by the Lenders. The Applicable Rate is determined based on the Company’s Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). The Applicable Rate added to the Base Rate Committed Loans ranges from 15 basis points to 100 basis points, and the Applicable Rate added to Eurocurrency Rate Committed Loans and Letters of Credit ranges from 75 basis points to 175 basis points. The Company will pay a quarterly fee ranging from 20 basis points to 30 basis points on the unused portion of the $100 million available under the Amended Credit Agreement. At March 31, 2014, the Company had borrowing availability of $37.4 million under the Amended Credit Facility net of standby letters of credit outstanding of $2.6 million.

The Company’s previous $35 million senior secured domestic revolving credit facility (“Domestic Credit Facility”) that was outstanding at December 31, 2013, was entered into on June 16, 2011. The Domestic Credit Facility was secured by substantially all of the assets of the Company. The maturity date for the Domestic Credit Facility was June 15, 2016. The Company had no borrowings under the Domestic Credit Facility during 2013 and no outstanding borrowings at December 31, 2013. The Company was in compliance with all covenants at December 31, 2013.

At March 31, 2014, the Company’s foreign subsidiaries’ various credit arrangements with banks totaled €9.0 million (approximately $12.4 million) all of which was available for borrowings, primarily restricted to borrowings by the respective foreign subsidiary. The Company’s foreign subsidiaries had no borrowings outstanding on any of their respective credit arrangements at March 31, 2014 and December 31, 2013.

The Company has a capital lease agreement for the land and building at the St. Nazaire, France operating facility, included in the Thermal/Acoustical Metals segment, requiring monthly principal and interest payments through 2016. The capital lease provides an option for the Company to purchase the land and building at the end of the lease for a nominal amount.

Total outstanding debt consists of:

			March 31,	December 31,
In thousands	Effective Rate	Maturity	2014	2013
Revolver Loan, due January 31, 2019	1.45%	2019	$60,000	$-
Capital Lease, land and building, St. Nazaire, France	5.44%	2016	1,494	1,647
Capital Lease, manufacturing equipment, Hamptonville, North Carolina	5.00%	2017	60	67
			61,554	1,714
Less portion due within one year			(673)	(663)
Total long-term debt			$60,881	$1,051

The carrying value of the company’s credit facility approximates fair value given the variable rate nature of the debt. As such this debt would be classified as a Level 2 liability within the fair value hierarchy.

The weighted average interest rate on long-term debt was 1.7% for the quarter ended March 31, 2014 and 5.4% for the year ended December 31, 2013.

6.	Equity Compensation Plans

As of March 31, 2014, the Company’s equity compensation plans consisted of the 2003 Stock Incentive Compensation Plan (the “2003 Plan”) and the 2012 Stock Incentive Plan (the “2012 Plan” and together with the 2003 Plan, the “Plans”) under which incentive and non-qualified stock options and time and performance based restricted shares have been granted to employees and directors from authorized but unissued shares of common stock or treasury shares. The 2003 Plan is not active, but continues to govern all outstanding awards granted under the plan until the awards themselves are exercised or terminate in accordance with their terms. The 2012 Plan, approved by shareholders on April 27, 2012, authorizes 1.75 million shares of common stock for awards. The 2012 Plan also authorizes an additional 1.2 million shares of common stock to the extent awards granted under prior stock plans that were outstanding as of April 27, 2012 are forfeited. The 2012 Plan provides for the following types of awards: options, restricted stock, restricted stock units and other stock-based awards.

The Company incurred compensation expense of $0.6 million and $0.5 million for the quarters ended March 31, 2014 and March 31, 2013, respectively, for the Plans, including restricted stock awards. No compensation costs were capitalized as part of inventory.

Stock Options

The following table is a summary of outstanding and exercisable options as of March 31, 2014:

In thousands except per share amounts and years	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at March 31, 2014	712	$10.37	6.2	$8,901
Exercisable at March 31, 2014	446	$9.00	4.8	$6,186
Expected to Vest at March 31, 2014	254	$12.68	8.5	$2,590

There were no stock options granted and 45,288 stock options exercised during the quarter ended March 31, 2014 and there were no options granted and 70,649 stock options exercised during the quarter ended March 31, 2013. The amount of cash received from the exercise of stock options was $0.4 million during the quarter ended March 31, 2014 and $0.7 million during the quarter ended March 31, 2013. The intrinsic value of stock options exercised was $0.5 million with a tax benefit of $0.2 million during the quarter ended March 31, 2014. At March 31, 2014, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.4 million, with a weighted average expected amortization period of 2.7 years.

Restricted Stock

Restricted stock includes both performance-based and time-based awards. There were 28,769 time-based restricted shares granted during the quarter ended March 31, 2014 and 5,000 time-based restricted shares granted during the quarter ended March 31, 2013. There were 138,000 performance-based restricted shares granted during the quarter ended March 31, 2014, which have a 2016 earnings per share target and there were 77,290 performance-based restricted shares granted during the quarter ended March 31, 2013, which have a 2015 earnings per share target. During the quarter ended March 31, 2014, there were 64,200 performance-based shares that vested in accordance with Plan provisions. There were 3,000 time-based shares that vested during the quarter ended March 31, 2014. At March 31, 2014, there were 416,034 unvested restricted stock awards with total unrecognized compensation cost related to these awards of $4.3 million with a weighted average expected amortization period of 2.5 years. Compensation expense for performance based awards is recorded based on management’s assessment of the probability of achieving the performance goals and service period.

7.	Stock Repurchases

In April 2012, the Company’s Board of Directors approved a stock repurchase program (the “2012 Stock Repurchase Program”), which authorized the Company to repurchase up to 1.0 million shares of its common stock. The Company did not repurchase any stock during the quarter ended March 31, 2014 under the 2012 Stock Repurchase Program. As of March 31, 2014, there were 267,089 shares remaining and authorized for repurchase under the 2012 Stock Repurchase Program.

During the quarter ended March 31, 2014, the Company purchased 23,718 shares of common stock valued at $0.5 million, through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, which allow the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due.

8.	Employer Sponsored Benefit Plans

As of March 31, 2014, the Company maintains a defined benefit pension plan that covers certain domestic Lydall employees (“domestic pension plan”) that is closed to new employees and benefits are no longer accruing. The domestic pension plan is noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in the plan. The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes. On April 1, 2014, the Company offered a voluntary lump sum payment option to certain former U.S. employees who are vested defined benefit plan participants not currently receiving monthly payments. The voluntary lump sum payments are expected to be accounted for during the third quarter of 2014, and will be paid from pension plan assets. During the third quarter of 2014, the Company expects to incur a non-cash settlement charge of approximately $3.0 million to $6.0 million depending on the discount rate and actual elections made by participants. The Company expects to contribute approximately $4.2 million in cash to its domestic pension plan in 2014. Contributions of $3.0 million and $0.1 million were made during the first quarters of 2014 and 2013, respectively.

The following is a summary of the components of net periodic benefit cost, which is recorded primarily within selling, product development and administrative expenses, for the domestic pension plan for the quarters ended March 31, 2014 and 2013:

	Quarter Ended
	March 31,
In thousands	2014	2013
Components of net periodic benefit cost
Interest cost	$666	$613
Expected return on assets	(794)	(673)
Amortization of actuarial loss	180	267
Net periodic benefit cost	$52	$207

9.	Income Taxes

The Company’s effective tax rate for the first quarter of 2014 was 49.5% compared to an effective tax rate of 29.8% in the first quarter of 2013. The difference in the Company’s effective tax rate for the quarter ended March 31, 2014 compared to statutory federal income tax rates was primarily due to discrete income tax charges of approximately $1.0 million primarily for non-deductible transaction related expenses associated with the acquisition of the Industrial Filtration business. During the first quarter of 2013, the Company concluded certain U.S. federal income tax matters through the year ended December 31, 2009 and recognized a discrete tax benefit of $0.5 million.

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, France, Germany, China, the United Kingdom and the Netherlands. With few exceptions, the Company is no longer subject to U.S. federal examinations for years before 2010, state and local examinations for years before 2002, and non-U.S. income tax examinations for years before 2003.

The Company’s effective tax rates in future periods could be affected by earnings being lower or higher than anticipated in countries where tax rates differ from the United States federal rate, the relative impact of permanent tax adjustments on higher or lower earnings from domestic operations, changes in net deferred tax asset valuation allowances, the impact of the completion of acquisitions or divestitures, changes in tax rates or tax laws and the completion of tax audits.

10.	Earnings Per Share

For the quarters ended March 31, 2014 and 2013, basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method as long as their effect is not antidilutive.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	Quarter Ended
	March 31,
In thousands	2014	2013
Basic average common shares outstanding	16,542	16,752
Effect of dilutive options and restricted stock awards	310	284
Diluted average common shares outstanding	16,852	17,036

For the quarters ended March 31, 2014 and 2013, stock options for 0.1 million and 0.2 million shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

11.	Segment Information

On February 20, 2014, the Company acquired the Industrial Filtration business from Andrew Industries Limited, which is being reported as a separate reportable segment since the acquisition date. Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance.

The Company’s reportable segments are Performance Materials, Industrial Filtration, Thermal/Acoustical Metals, and Thermal/Acoustical Fibers. Other Products and Services (“OPS”) includes Life Sciences Vital Fluids.

Performance Materials Segment

The Performance Materials segment includes filtration media solutions for air, fluid power, and industrial applications (“Filtration”), air and liquid life science applications (“Life Sciences Filtration”), and thermal insulation solutions for building products, appliances, and energy and industrial markets (“Thermal Insulation”). Filtration products include LydAir® MG (Micro-Glass) Air Filtration Media, LydAir® MB (Melt Blown) Air Filtration Media, LydAir® SC (Synthetic Composite) Air Filtration Media, and Arioso® Membrane Composite Media. These products constitute the critical media components of clean-air systems for applications in clean-space, commercial, industrial and residential HVAC, power generation, and industrial processes. Lydall has leveraged its extensive technical expertise and applications knowledge into a suite of media products covering the vast liquid filtration landscape across the engine and industrial fields. The LyPore® Liquid Filtration Media series addresses a variety of application needs in fluid power, including hydraulic filters, air-water and air-oil coalescing, industrial fluid processes, diesel filtration and fuel filtration.

Industrial Filtration Segment

The Industrial Filtration segment includes non-woven felt filtration media and filter bags used primarily in industrial air and liquid filtration applications. Non-woven filter media is the most commonly used filter technology to satisfy increasing emission control regulations in a wide range of industries, including power, cement, steel, asphalt, incineration, mining, food, and pharmaceutical.

Industrial Filtration segment products include air and liquid filtration media sold under the brand names Fiberlox® high performance filtration felts, Checkstatic™ conductive filtration felts, Microfelt® high efficiency filtration felts, Pleatlox® pleatable filtration felts, Ultratech™ PTFE filtration felts, Powertech® and Powerlox® power generation filtration felts, Microcap® high efficiency liquid filtration felts, Duotech membrane composite filtration felts, along with traditional scrim supported filtration felts. Industrial Filtration also offers extensive finishing and coating capabilities which provide custom engineered properties tailored to meet the most demanding filtration applications. The business leverages a wide range of fiber types and extensive technical capabilities to provide filtration products that meet our customers’ needs across a variety of applications providing both high filtration performance and durability.

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

The tables below present net sales and operating income by segment for the quarters ended March 31, 2014 and 2013, and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

Consolidated net sales by segment: (1)

	Quarter Ended
	March 31,
In thousands	2014	2013
Performance Materials Segment:
Filtration	$17,873	$16,650
Thermal Insulation	8,528	8,156
Life Sciences Filtration	2,452	2,677
Performance Materials Segment net sales	28,853	27,483

Industrial Filtration Segment:
Industrial Filtration	17,656	-
Industrial Filtration net sales	17,656	-

Thermal/Acoustical Metals Segment:
Metal parts	37,025	33,109
Tooling	5,431	7,093
Thermal/Acoustical Metals Segment net sales	42,456	40,202

Thermal/Acoustical Fibers Segment:
Fiber parts	30,322	27,784
Tooling	2,191	143
Thermal/Acoustical Fibers Segment net sales	32,513	27,927

Other Products and Services:
Life Sciences Vital Fluids	4,724	4,307
Other Products and Services net sales	4,724	4,307
Eliminations and Other	(976)	(890)
Consolidated Net Sales	$125,226	$99,029

Operating income by segment: (1)

	Quarter Ended
	March 31,
In thousands	2014	2013
Performance Materials	$1,863	$1,277
Industrial Filtration	786	-
Thermal/Acoustical Metals	3,653	3,018
Thermal/Acoustical Fibers	7,341	6,154
Other Products and Services	420	356
Corporate Office Expenses	(6,437)	(4,288)
Consolidated Operating Income	$7,626	$6,517

(1)	Industrial Filtration segment reports results for the period following the date of acquisition of February 20, 2014 through March 31, 2014.

12. Commitments and Contingencies

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

13. Changes in Accumulated Other Comprehensive Income (Loss)

The following table discloses the changes by classification within accumulated other comprehensive income (loss) for the periods ended March 31, 2014 and 2013:

			Total
			Accumulated
	Foreign Currency	Defined Benefit	Other
	Translation	Pension	Comprehensive
In thousands	Adjustment	Adjustment	(Loss) Income
Balance at December 31, 2012	$3,178	$(21,544)	$(18,366)
Other Comprehensive income	(2,034)	-	(2,034)
Amounts reclassified from accumulated other comprehensive income (a)	-	165	165
Balance at March 31, 2013	1,144	(21,379)	(20,235)
Balance at December 31, 2013	6,128	(14,972)	(8,844)
Other Comprehensive income	(336)	-	(336)
Amounts reclassified from accumulated other comprehensive income (a)	-	111	111
Balance at March 31, 2014	$5,792	$(14,861)	$(9,069)

(a) Amount represents amortization of actuarial losses, a component of net periodic benefit cost, net of $0.1 million tax benefit for the periods ended March 31, 2014 and 2013. See Note 8, Employer Sponsored Benefit Plans.

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

On February 20, 2014, the Company completed an acquisition of certain industrial filtration businesses (“Industrial Filtration”) of Andrew Industries Limited, an Altham, United Kingdom based corporation pursuant to the terms of a Sale and Purchase Agreement (the “Sale and Purchase Agreement”) for $86.7 million in cash (“the Acquisition”). The Company funded the purchase price of the Acquisition from cash on hand and borrowings under the Company’s Amended Credit Facility. The results of Industrial Filtration have been included in the Company’s financial statements since the date of the acquisition. As a result, the consolidated financial results for the quarter ended March 31, 2014 do not reflect a full three months of the Industrial Filtration business. The Acquisition resulted in the inclusion of Industrial Filtration’s assets and liabilities as of the acquisition date at their respective fair values. Accordingly, the Acquisition materially affected the Company’s results of operations and financial position.

Lydall principally conducts its business through four reportable segments: Performance Materials, Industrial Filtration, Thermal/Acoustical Metals and Thermal/Acoustical Fibers, with sales globally.

The Performance Materials segment includes filtration media solutions for air, fluid power, and industrial applications (“Filtration”), air and liquid life science applications (“Life Sciences Filtration”), and thermal insulation solutions for building products, appliances, and energy and industrial markets (“Thermal Insulation”). The new Industrial Filtration segment includes non-woven felt filtration media and filter bags used primarily in industrial air filtration applications. Non-woven filter media is used to satisfy increasing emission control regulations in a wide range of industries, including power, cement, steel, asphalt, incineration, food, and pharmaceutical. The Thermal/Acoustical Metals (“T/A Metals”) segment and Thermal/Acoustical Fibers (“T/A Fibers”) segment offer innovative engineered products to assist in noise and heat abatement within the transportation sector. Included in Other Products and Services (“OPS”) is the Life Sciences Vital Fluids business. Life Sciences Vital Fluids offers specialty products for blood filtration devices, blood transfusion single-use containers and bioprocessing single-use containers and products for containment of media, buffers and bulk intermediates used in biotech, pharmaceutical and diagnostic reagent manufacturing processes.

First Quarter 2014 Highlights

Net sales were $125.2 million in the current quarter, compared to $99.0 million in the first quarter of 2013. Net income was $3.7 million, or $0.22 per diluted share in the first quarter of 2014 compared to $4.5 million, or $0.26 per diluted share, in the first quarter of 2013. Operating income in the first quarter of 2014 was negatively impacted by purchase accounting adjustments in cost of sales of $1.3 million and transaction costs in corporate office expenses of $2.4 million related to the Acquisition. As a result, operating margin was negatively impacted by approximately 300 basis points in the first quarter of 2014.

Below are financial highlights comparing Lydall’s quarter ended March 31, 2014 (“Q1 2014”) results to its quarter ended March 31, 2013 (“Q1 2013”) results:

•	Net sales increased by $26.2 million, or 26.5%, compared to Q1 2013 as net sales increased 7.3% organically, 17.9% from the Acquisition and 1.3% from favorable foreign currency translation;
•	Gross margin decreased to 20.9%, compared to 21.6% in Q1 2013, driven by the negative impact of purchase accounting adjustments of $1.3 million related to the Acquisition, as all other segments reported improved gross margin impacting the Company’s overall gross margin favorably by approximately 100 basis points;
•	Selling, product development and administrative expenses were $18.6 million, or 14.8% of net sales, compared to $14.8 million, or 15.0% of net sales in Q1 2013;

-	Industrial Filtration segment reported $1.1 million of expenses;
-	Corporate office expenses included $2.4 million of transaction related costs;

•	Operating income was $7.6 million, or 6.1% of net sales, compared to $6.5 million, or 6.6% of net sales, in Q1 2013;
-	Operating income from Performance Materials, T/A Metals, T/A Fibers, OPS and corporate office (“pre-acquisition businesses”) was $6.8 million, including the $2.4 million of transaction related costs, or 6.4% of pre-acquisition businesses net sales, compared to $6.5 million, or 6.6% in Q1 2013;
-	Industrial Filtration segment operating income was $0.8 million, or 4.5% of Industrial Filtration segment net sales
-	Q1 2013 included operating income of $1.8 million from a non-recurring pricing negotiation and non-recurring customer project in the Thermal/Acoustical Fibers segment.

•	The Company’s effective tax rate was 49.5% and 29.8% for the quarters ended March 31, 2014 and 2013, respectively:
-	The Company recorded discrete tax charges of $1.0 million in the first quarter of 2014, primarily for non-deductible transaction related expenses associated with the Acquisition.
-	The first quarter of 2013 included a discrete tax benefit of $0.5 million related to the conclusion of certain U.S. federal income tax matters through the year ended December 31, 2009.

Operational and Financial Overview

Net sales for the first quarter of 2014 increased by $26.2 million, or 26.5%, compared to the first quarter of 2013, primarily from the inclusion of Industrial Filtration segment net sales of $17.7 million from the acquisition date through March 31, 2014. In the Thermal/Acoustical Fibers (“T/A Fibers) segment, higher net sales of $4.6 million, or 16.4%, compared to the same quarter a year ago, were the result of increased consumer demand for vehicles in North America on Lydall’s existing and new platforms. The Thermal Acoustical Metals (“T/A/ Metals”) segment net sales increased $2.3 million, or 5.6%, and the Performance Materials segment net sales increased by $1.4 million, or 5.0%, compared to the first quarter of 2013. Higher net sales in the Thermal Acoustical Metals segment were due to continued favorable market conditions in North America and improving market conditions in Europe compared to the first quarter of 2013. Net sales for the Performance Materials segment increased due to higher air filtration net sales within the segments European operations, also as a result of improved market conditions.

Consolidated operating income was $7.6 million, an increase of $1.1 million compared to the first quarter of 2013, primarily driven by the T/A Fibers segment which reported an increase of $1.2 million. The Industrial Filtration segment contributed $0.8 million to the increase in consolidated operating income, including the negative impact of $1.3 million purchase accounting adjustment related to inventory step-up included in cost of sales. Operating income increased by $0.6 million in both the T/A Metals and Performance Materials segments. These increases were offset to some extent by an increase in corporate office expenses of $2.1 million, primarily due to $2.4 million of transaction related costs associated with the Industrial Filtration acquisition. Operating income in the first quarter of 2013 included a non-recurring completed pricing negotiation and a non-recurring customer project that contributed to an increase in operating income of $1.8 million in the T/A Fibers segment.

Consolidated operating margin in the first quarter of 2014 was 6.1% compared to 6.6% in the first quarter of 2013. Operating margin was lower due to the inclusion of the Industrial Filtration segment. Operating margins increased in the Company’s Performance Materials, T/A Metals and T/A Fibers segments by 1.9%, 1.1% and 0.5%, respectively. These increases were primarily the result of increased net sales and improved absorption of fixed costs in the first quarter of 2014 compared to the first quarter of 2013.

Liquidity

Cash was $51.1 million at March 31, 2014 compared to $75.4 million at December 31, 2013. The Acquisition in February 2014 was funded by borrowing of $60.0 million from the Company’s $100 million amended domestic credit facility, with the remaining purchase price funded from the Company’s cash.

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

As of March 31, 2014, the Company had borrowing availability of $37.4 million under the Amended Credit Facility, net of standby letters of credit outstanding of $2.6 million. As of March 31, 2014, the Company’s foreign subsidiaries’ various credit arrangements with banks totaled €9.0 million (approximately $12.4 million) all of which was available for borrowings, primarily restricted to borrowings by the respective foreign subsidiary.

Outlook

The Company’s overall outlook going into the second quarter of 2014 remains positive as European and Asian markets have improved, and the Company is well positioned to capitalize on opportunities for sales growth as well as operating margin expansion. Favorable demand for felt filtration media and filter bags used in industrial air filtration applications is expected to continue in the second quarter of 2014. The Company expects to begin commercial production of parts at its Thermal/Acoustical Metals operation in China during the second quarter of 2014.

The Company remains focused on the integration of the acquired Industrial Filtration business. Lydall Lean Six Sigma continuous improvement program is a key component to a successful integration, as well as driving expanded gross margins and operating margins.

The Company expects the acquisition to be accretive to Lydall’s 2014 full-year earnings and free cash flow, inclusive of transaction expenses, purchase accounting adjustments and incremental amortization of intangible assets. The Company expects transaction related expenses, purchase accounting adjustments and incremental amortization of intangible assets to be in the range of $0.8 million to $1.0 million in the second quarter of 2014.

Results of Operations

All of the following tabular comparisons, unless otherwise indicated, are for the quarters ended March 31, 2014 (Q1-14) and March 31, 2013 (Q1-13).

Net Sales

	Quarter Ended
In thousands	Q1-14	Q1-13	Percent Change
Net sales	$125,226	$99,029	26.5%

Net sales for the current quarter increased $26.2 million, or 26.5%, compared to the first quarter of 2013. This increase is primarily related to the acquisition of Industrial Filtration which occurred on February 20, 2014. As a result, Industrial Filtration segment net sales of $17.7 million since the date of the acquisition are included in the Company’s first quarter 2014 consolidated net sales. Pre-acquisition business net sales increased $8.5 million, or 8.6%, in the first quarter of 2014 compared to the same period in 2013. In the T/A Fibers and T/A Metals segments, higher sales volumes resulted in improved net sales of $4.6 million, or 16.4%, and $2.3 million, or 5.6%, respectively, compared to the same quarter a year ago. Additionally, net sales increased in the Performance Materials segment by $1.4 million, or 5.0%, and in the Life Sciences Vital Fluids business by $0.4 million, or 9.7%, in the first quarter of 2014 compared to the first quarter of 2013. Foreign currency translation increased net sales by $1.3 million, or 1.3%, for the current quarter, compared with the first quarter of 2013, favorably impacting the T/A Metals segment by $0.9 million, or 2.2%, and the Performance Materials segment by $0.4 million, or 1.4%.

Gross Profit

	Quarter Ended
In thousands	Q1-14	Q1-13	Percent Change
Gross profit	$26,199	$21,365	22.6%
Gross margin	20.9%	21.6%

Gross margin for the first quarter of 2014 was 20.9% compared to 21.6% in the first quarter of 2013. The decrease in gross margin was related to the inclusion of Industrial Filtration from the date of the acquisition. The Industrial Filtration segment gross margin included the negative impact of a $1.3 million purchase accounting adjustment in cost of sales relating to inventory step-up. Pre-acquisition business gross margins increased 100 basis points in the first quarter of 2014 compared to the same period in 2013. This increase was primarily the result of higher net sales across all of the Company’s pre-acquisition businesses and improved absorption of fixed costs. Gross margin in the first quarter of 2013 was favorably impacted by a $1.8 million completed pricing negotiation and a non-recurring customer project in the T/A Fibers segment.

Selling, Product Development and Administrative Expenses

	Quarter Ended
In thousands	Q1-14	Q1-13	Percent Change
Selling, product development and administrative expenses	$18,573	$14,848	25.1%
Percentage of sales	14.8%	15.0%

The increase in selling, product development and administrative expenses for the quarter ended March 31, 2014 compared to the same period of 2013 was primarily due to $1.1 million of selling, product development and administrative expenses related to the Industrial Filtration segment from the date of the acquisition and $2.4 million of transaction related costs incurred in the first quarter of 2014 by the corporate office, also related to the acquisition.

Interest Expense

	Quarter Ended
In thousands	Q1-14	Q1-13	Percent Change

Interest expense	$212	$78	171.8%
Weighted average interest rate	1.7%	5.5%

The increase in interest expense for the quarter ended March 31, 2014 compared to the same period of 2013 was due to borrowings under the Company’s Amended Credit Facility used to finance the acquisition of Industrial Filtration, partially offset by lower average principal balances on capital lease obligations.

Other Income/Expense

Other income and expense for the quarters ended March 31, 2014 and 2013 consisted of insignificant activity related to foreign exchange transaction gains and losses and interest income.

Income Taxes

The Company’s effective tax rate for the first quarter of 2014 was 49.5% compared to an effective tax rate of 29.8% in the first quarter of 2013. The difference in the Company’s effective tax rate for the quarter ended March 31, 2014 compared to statutory federal income tax rates was primarily due to discrete income tax charges of approximately $1.0 million primarily for non-deductible transaction related expenses associated with the acquisition of the Industrial Filtration business. During the first quarter of 2013, the Company concluded certain U.S. federal income tax matters through the year ended December 31, 2009 and recognized a discrete tax benefit of $0.5 million.

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, France, Germany, China, United Kingdom and the Netherlands. With few exceptions, the Company is no longer subject to U.S. federal examinations for years before 2010, state and local examinations for years before 2002, and non-U.S. income tax examinations for years before 2003.

The Company’s effective tax rates in future periods could be affected by earnings being lower or higher than anticipated in countries where tax rates differ from the United States federal rate, the relative impact of permanent tax adjustments on higher or lower earnings from domestic operations, changes in net deferred tax asset valuation allowances, the impact of the completion of acquisitions or divestitures, changes in tax rates or tax laws and the completion of tax audits.

Segment Results

The following tables present sales information for the key product and service groups included within each operating segment as well as other products and services and operating income by segment, for the quarter ended March 31, 2014 compared with the quarter ended March 31, 2013:

Net sales by segment:

	Quarter Ended
In thousands	Q1-14	Q1-13	Dollar Change
Performance Materials Segment:
Filtration	$17,873	$16,650	$1,223
Thermal Insulation	8,528	8,156	372
Life Sciences Filtration	2,452	2,677	(225)
Performance Materials Segment net sales	28,853	27,483	1,370

Industrial Filtration Segment:
Industrial Filtration	17,656	-	17,656
Industrial Filtration net sales	17,656	-	17,656

Thermal/Acoustical Metals Segment:
Metal parts	37,025	33,109	3,916
Tooling	5,431	7,093	(1,662)
Thermal/Acoustical Metals Segment net sales	42,456	40,202	2,254

Thermal/Acoustical Fibers Segment:
Fiber parts	30,322	27,784	2,538
Tooling	2,191	143	2,048
Thermal/Acoustical Fibers Segment net sales	32,513	27,927	4,586

Other Products and Services:
Life Sciences Vital Fluids	4,724	4,307	417
Other Products and Services net sales	4,724	4,307	417
Eliminations and Other	(976)	(890)	(86)
Consolidated Net Sales	$125,226	$99,029	$26,197

Operating income by segment:

	Quarter Ended
	Q1-14		Q1-13
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$1,863	6.5%	$1,277	4.6%	$586
Industrial Filtration	786	4.5%	-	0.0%	786
Thermal/Acoustical Metals	3,653	8.6%	3,018	7.5%	635
Thermal/Acoustical Fibers	7,341	22.6%	6,154	22.0%	1,187
Other Products and Services	420	8.9%	356	8.3%	64
Corporate Office Expenses	(6,437)		(4,288)		(2,149)
Consolidated Operating Income	$7,626	6.1%	$6,517	6.6%	$1,109

Performance Materials

Segment net sales were $28.9 million in the first quarter of 2014, an increase of $1.4 million, or 5.0%, compared to net sales of $27.5 million in the first quarter of 2013. Higher demand for fluid power and air filtration products of $1.2 million primarily in Europe contributed to the increase in segment net sales. Thermal Insulation net sales increased by $0.4 million in the first quarter of 2014, compared to the same quarter of 2013, offset by lower net sales of $0.2 million associated with Life Sciences Filtration products.

The segment reported operating income of $1.9 million, in the first quarter of 2014, or 6.5% of net sales, compared to operating income of $1.3 million, or 4.6% of net sales, in the first quarter of 2013. The increase in operating income was the result of higher net sales of $1.4 million in the first quarter of 2014 compared to the first quarter of 2013 as well as higher absorption of fixed overhead costs. Selling, product development and administrative costs were flat compared to the prior year quarter.

Industrial Filtration

Segment net sales were $17.7 million from the acquisition date through March 31, 2014. Additionally, the segment reported operating income of $0.8 million, which included the impact of a $1.3 million purchase accounting adjustment in cost of sales related to inventory step-up. There were no comparative results for the quarter ended March 31, 2013 as the Industrial Filtration segment was created through the acquisition of that business on February 20, 2014.

Thermal/Acoustical Metals

In the first quarter of 2014, segment net sales of $42.5 million were $2.3 million higher than the first quarter of 2013. Automotive parts net sales increased by $3.9 million, or 11.8%, compared to the first quarter of 2013 primarily due to increased demand from customers served by the Company’s European automotive operations. Tooling net sales in the first quarter of 2014 decreased $1.7 million, or 23.4%, compared to the first quarter of 2013, due to timing of new product launches.

For the first quarter of 2014, operating income for the segment was $3.7 million, or 8.6% of net sales, compared to $3.0 million, or 7.5% of net sales, in the first quarter of 2013. Contributing to the increase in operating income was favorable mix in sales between automotive parts and tooling. Net sales of higher margin automotive parts increased by $3.9 million in the first quarter of 2014 with lower margin tooling net sales declining by $1.7 million compared to the first quarter of 2013. Selling, product development and administrative costs increased by $0.3 million in the first quarter of 2014 compared to the first quarter of 2013 primarily due to expenses associated with the segment’s operations in China which was established in the second quarter of 2013.

Thermal/Acoustical Fibers

Segment net sales increased by $4.6 million, or 16.4%, compared to the first quarter of 2013. Automotive parts net sales increased by $2.5 million, or 9.1%, compared to the first quarter of 2013. This increase was driven by higher consumer demand for vehicles in North America on Lydall’s existing platforms and new platform awards. Tooling net sales in the first quarter of 2014 increased $2.0 million compared to the first quarter of 2013 due to timing of new product launches.

The segment reported operating income in the first quarter of 2014 of $7.3 million, or 22.6% of net sales, compared to operating income of $6.2 million, or 22.0% of net sales, in the first quarter of 2013. The increase in the first quarter 2014 operating income was primarily attributable to an increase in net sales volume compared to the prior year quarter as well as improved absorption of fixed costs and labor efficiencies. The first quarter of 2013 included $1.8 million of operating income from a completed non-recurring pricing negotiation and a non-recurring customer project. Selling, product development and administrative costs in the first quarter of 2014 were essentially flat compared to the prior year quarter.

Other Products and Services

Life Sciences Vital Fluids net sales for the quarter ended March 31, 2014 increased $0.4 million, or 9.7%, compared to the same quarter a year ago, primarily due to increased volumes of bioprocessing net sales and to a lesser extent increased pricing.

Life Sciences Vital Fluids operating income was $0.4 million, or 8.9% of net sales, for the quarter ended March 31, 2014, compared to operating income of $0.4 million, or 8.3% of net sales, for the first quarter of 2013. This improvement was primarily due to higher net sales partially offset by increased selling, product development and administrative expenses.

Corporate Office Expenses

Corporate office expenses were $6.4 million in the first quarter of 2014, compared to $4.3 million in first quarter of 2013. The increase in corporate office expenses was primarily due to $2.4 million of transaction related costs associated with the Industrial Filtration acquisition on February 20, 2014, including investment banker and legal fees, and accounting professional services, partially offset to some extent by lower personnel costs.

Liquidity and Capital Resources

The Company assesses its liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. The principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect the overall management of liquidity include capital expenditures, investments in businesses, strategic transactions, income tax payments, debt payment service payments, outcomes of contingencies and pension funding. The Company manages worldwide cash requirements by considering available funds among domestic and foreign subsidiaries. The Company expects to finance its 2014 operating cash and capital spending requirements from existing cash balances, cash provided by operating activities and through borrowings under its existing credit agreements, as needed.

At March 31, 2014, the Company had a cash balance of $51.1 million and borrowing availability of $37.4 million under the Amended Credit Facility net of standby letters of credit outstanding of $2.6 million. At March 31, 2014, the Company’s foreign subsidiaries’ various credit arrangements with banks totaled €9.0 million (approximately $12.4 million) all of which was available for borrowings, primarily restricted to borrowings by the respective foreign subsidiary. The Company’s foreign subsidiaries had no borrowings outstanding on any of their respective credit arrangements at March 31, 2014 and December 31, 2013.

The Company continually explores its core markets for suitable acquisitions, joint ventures, alliances and licensing agreements. If completed, such activities would be financed with existing cash balances, cash generated from operations, cash borrowings under existing credit facilities or other forms of financing, as required.

Financing Arrangements

On February 18, 2014, the Company amended and restated its $35.0 million senior secured domestic revolving credit facility (“Amended Credit Facility”) with a financial institution and two additional lenders, increasing the available borrowing from $35 million to $100 million. The Amended Credit Facility is secured by substantially all of the assets of the Company. The maturity date for the Amended Credit Facility is January 31, 2019, at which time amounts outstanding under the Amended Credit Facility are due and payable. The Company entered into this Amended Credit Facility in part to fund $60 million of the purchase price of the Industrial Filtration business.

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

The Amended Credit Facility contains a number of affirmative and negative covenants, including financial and operational covenants. The Company is required to meet a minimum interest coverage ratio. The interest coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBIT, to Consolidated Interest Charges, both as defined in the Amended Credit Facility, may not be less than 2.0 to 1.0 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined in the Amended Credit Facility, as of the end of each fiscal quarter of no greater than 3.0 to 1.0. The Company must also meet minimum consolidated EBITDA as of the end of each fiscal quarter for the preceding 12 month period of $30.0 million. The Company was in compliance with all covenants at March 31, 2014.

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

In addition to the borrowing of $60 million under its Amended Credit Facility, which matures on January 31, 2019, the Company has contractual obligations associated with certain operating leases related to its Industrial Filtration properties of approximately $0.7 million per year through 2019, and $1.6 million thereafter.

Operating Cash Flows

Net cash used for operating activities in the first three months of 2014 was $2.9 million compared with net cash used for operating activities of $3.2 million in the first three months of 2013. In the first three months of 2014 compared to the same period for 2013, net income decreased by $0.8 million. Since December 31, 2013, net operating assets and liabilities increased by $12.6 million, primarily due to increases in accounts receivable of $20.3 million, partially offset by lower inventories of $3.6 million and higher accounts payable of $6.0 million. The increase in accounts receivable was primarily due to higher net sales in the first quarter of 2014 compared to the fourth quarter of 2013 across all of the Company’s pre-acquisition businesses.

Investing Cash Flows

In the first quarter of 2014, net cash used for investing activities was $82.0 million compared to net cash used for investing activities of $2.5 million in the first quarter of 2013. Investing activities in the first quarter of 2014 primarily consisted of the cash outflow of $79.2 million to fund the acquisition of the Industrial Filtration business, net of cash acquired of $7.5 million. Capital expenditures were $2.8 million during the first quarter of 2014, compared with $2.5 million for the same period of 2013. Capital spending for full-year 2014 is expected to be approximately $17.0 million to $22.0 million

Financing Cash Flows

In the first quarter of 2014, net cash provided by financing activities was $60.0 million compared to net cash provided by financing activities in the first quarter of 2013 of $0.2 million. The Company received proceeds of $60.0 million from borrowings under its Amended Credit Facility in the first quarter of 2014 to fund the acquisition of Industrial Filtration. Debt repayments were $0.2 million for the first quarters of 2014 and 2013. The Company received $0.4 million from the exercise of stock options in the first quarter of 2014, compared to $0.7 million in the first quarter of 2013. The Company acquired shares of common stock valued at $0.5 million and $0.3 million in the first quarters of 2014 and 2013, respectively, through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plan, which allow the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Footnote 1 of the “Notes to Consolidated Financial Statements” and Critical Accounting Estimates in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the quarter ended March 31, 2014. The Company continues to monitor the recoverability of the long-lived assets at the Company’s DSM Solutech B.V. (“Solutech”) operation as a result of historical operating losses and negative cash flows. Future cash flows are dependent on the success of commercialization efforts of Solutech products by OEMs, the quality of Solutech products and technology advancements and management’s ability to manage costs. In the event that Solutech’s cash flows in the future do not meet current expectations, management, based upon conditions at the time, would consider taking actions as necessary to improve cash flow. A thorough analysis of all the facts and circumstances existing at the time would need to be performed to determine if recording an impairment loss was appropriate.

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Lydall’s limited market risk exposures relate to changes in foreign currency exchange rates and interest rates.

Foreign Currency Risk

On February 20, 2014, the Company acquired the Industrial Filtration business from Andrew Industries Limited as discussed in Note 2, "Acquisition," of the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The Industrial Filtration business has operations in the United Kingdom and China. As a result of this acquisition, and combined with the Company’s other foreign operations, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets where the Company manufactures and distributes its products. The Company’s currency exposure is to the Euro, the Japanese Yen, the Chinese Yuan and the British Pound Sterling. The Company’s foreign and domestic operations limit foreign currency exchange transaction risk by completing transactions in local functional currencies, whenever practicable. The Company may periodically enter into foreign currency forward exchange contracts to mitigate exposure to foreign currency volatility. In addition, the Company utilizes bank loans and other debt instruments throughout its operations. To mitigate foreign currency risk, such debt is denominated primarily in the functional currency of the operation maintaining the debt.

The Company also has exposure to fluctuations in currency risk on intercompany loans that the Company makes to certain of its subsidiaries. The Company may periodically enter into foreign currency forward contracts which are intended to offset the impact of foreign currency movements on the underlying intercompany loan obligations.

Interest Rate Risk

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impact interest paid on its debt. In February 2014, the Company borrowed $60.0 million from its Amended Credit Facility to fund the Industrial Filtration acquisition. The Company has debt with variable rates of interest based generally on LIBOR. Increases in interest rates could therefore significantly increase the associated interest payments that the Company is required to make on this debt. From time to time, the Company may enter into interest rate swap agreements to manage interest rate risk. The Company has assessed its exposure to changes in interest rates by analyzing the sensitivity to Lydall’s earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on the $60.0 million borrowing as of March 31, 2014, the Company’s net income would decrease by an estimated $0.4 million over a twelve-month period.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer (the “CEO”) and Executive Vice President and Chief Financial Officer (the “CFO”), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission, and that such information is accumulated and communicated to management of the Company, with the participation of its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2014 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

On February 20, 2014, the Company completed the acquisition of Industrial Filtration.  Management considers this transaction to be material to the Company’s consolidated financial statements.  We are currently in the process of evaluating the existing controls and procedures of the Industrial Filtration business and integrating the business into our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 (the “Act”) and the applicable rules and regulations under such Act.  In accordance with such rules, a company is permitted to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is consummated.  The Company will report on its assessment of the effectiveness of internal control over financial reporting of its consolidated operations within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

Subject to the foregoing, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to legal proceedings, claims, investigations and inquiries that arise in the ordinary course of business such as, but not limited to, actions with respect to commercial, intellectual property, employment, personal injury, and environmental matters. The Company believes that it has meritorious defenses against the claims currently asserted against it and intends to defend them vigorously. While the outcome of litigation is inherently uncertain and the Company cannot be sure that it will prevail in any of the cases, the Company is not aware of any matters pending that are expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Item 1A.	Risk Factors

See Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013. There has been no material change in the risk factors facing the Company since that report was filed. The risks described in the Annual Report on Form 10-K, and the “Cautionary Note Concerning Forward-Looking Statements” in this report, are not the only risks faced by the Company. Additional risks and uncertainties not currently known or that are currently judged to be immaterial may also materially affect the Company’s business, financial position, results of operations or cash flows.

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

As of March 31, 2014, there were 267,089 shares remaining available for purchase under the Repurchase Program. During the three months ended March 31, 2014, no shares were repurchased under the Repurchase Program. As reflected in the following table, during the three months ended March 31, 2014, the Company acquired 23,718 shares, with an average price paid per share of $20.17, through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, which allow the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program

January 1, 2014 - January 31, 2014	1,181	$18.39	-	267,089
February 1, 2014 - February 28, 2014	22,537	$20.26	-	267,089
March 1, 2014 - March 31, 2014	-	$-	-	267,089
	23,718	$20.17	-	267,089

Item 6.	Exhibits

Exhibit Number	Description

2.1	Sale and Purchase Agreement dated February 20, 2014, by and among the Andrew Industries Limited, Lydall Inc. and Lydall UK Ltd., filed as Exhibit 10.1 to the Registrant’s Form 8-K dated February 24, 2014 and incorporated herein by reference. The Registrant will supplementally furnish any omitted schedules to the Commission upon request.

3.1	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

10.17	Form of Lydall, Inc. Performance Share Award Agreement (Three-Year Period) for U.S. employees, as amended, filed herewith.

10.27	Amended and Restated Credit Agreement, dated February 18, 2014, by and between Lydall, Inc., as borrower, and Bank of America, N.A., as Agent for the Lenders, filed as Exhibit 10.2 to the Registrant’s Form 8-K dated February 24, 2014 and incorporated herein by reference.

10.28	Amended and Restated Guaranty Agreement, dated February 18, 2014, by and among Lydall Thermal/Acoustical, Inc., Lydall Filtration/Separation, Inc., Lydall International, Inc., and Bank of America, N.A., filed as Exhibit 10.3 to the Registrant’s Form 8-K dated February 24, 2014 and incorporated herein by reference.

10.29	Amended and Restated Security Agreement, dated February 18, 2014, by and between Lydall, Inc., and Bank of America, N.A., filed as Exhibit 10.4 to the Registrant’s Form 8-K dated February 24, 2014 and incorporated herein by reference.

10.30	Amended and Restated Security Agreement, dated February 18, 2014, by and between Lydall Thermal/Acoustical, Inc., and Bank of America, N.A., filed as Exhibit 10.5 to the Registrant’s Form 8-K dated February 24, 2014 and incorporated herein by reference.

10.31	Amended and Restated Security Agreement, dated February 18, 2014, by and between Lydall Filtration/Separation, Inc., and Bank of America, N.A., filed as Exhibit 10.6 to the Registrant’s Form 8-K dated February 24, 2014 and incorporated herein by reference.

10.32	Amended and Restated Security Agreement, dated February 18, 2014, by and between Lydall International, Inc., and Bank of America, N.A., filed as Exhibit 10.7 to the Registrant’s Form 8-K dated February 24, 2014 and incorporated herein by reference.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal executive officer, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal financial officer, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

May 5, 2014	By:	/s/ Robert K. Julian

Robert K. Julian Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

LYDALL, INC.

Index to Exhibits

Exhibit Number	Description

2.1	Sale and Purchase Agreement dated February 20, 2014, by and among the Andrew Industries Limited, Lydall Inc. and Lydall UK Ltd., filed as Exhibit 10.1 to the Registrant’s Form 8-K dated February 24, 2014 and incorporated herein by reference. The Registrant will supplementally furnish any omitted schedules to the Commission upon request.

3.1	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by reference.

3.2	Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

10.17	Form of Lydall, Inc. Performance Share Award Agreement (Three-Year Period) for U.S. employees, as amended, filed herewith.

10.27	Amended and Restated Credit Agreement, dated February 18, 2014, by and between Lydall, Inc., as borrower, and Bank of America, N.A., as Agent for the Lenders, filed as Exhibit 10.2 to the Registrant’s Form 8-K dated February 24, 2014 and incorporated herein by reference.

10.28	Amended and Restated Guaranty Agreement, dated February 18, 2014, by and among Lydall Thermal/Acoustical, Inc., Lydall Filtration/Separation, Inc., Lydall International, Inc., and Bank of America, N.A., filed as Exhibit 10.3 to the Registrant’s Form 8-K dated February 24, 2014 and incorporated herein by reference.

10.29	Amended and Restated Security Agreement, dated February 18, 2014, by and between Lydall, Inc., and Bank of America, N.A., filed as Exhibit 10.4 to the Registrant’s Form 8-K dated February 24, 2014 and incorporated herein by reference.

10.30	Amended and Restated Security Agreement, dated February 18, 2014, by and between Lydall Thermal/Acoustical, Inc., and Bank of America, N.A., filed as Exhibit 10.5 to the Registrant’s Form 8-K dated February 24, 2014 and incorporated herein by reference.

10.31	Amended and Restated Security Agreement, dated February 18, 2014, by and between Lydall Filtration/Separation, Inc., and Bank of America, N.A., filed as Exhibit 10.6 to the Registrant’s Form 8-K dated February 24, 2014 and incorporated herein by reference.

10.32	Amended and Restated Security Agreement, dated February 18, 2014, by and between Lydall International, Inc., and Bank of America, N.A., filed as Exhibit 10.7 to the Registrant’s Form 8-K dated February 24, 2014 and incorporated herein by reference.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal executive officer, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal financial officer, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

