Form 10-Q
period 2014-06-30
LYDALL INC /DE/
filed 2014-07-31
CIK 60977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
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
_____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐Accelerated filer ☒Non-accelerated filer ☐Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $ .10 par value per share.

Total Shares outstanding July 17, 2014	17,064,494

LYDALL, INC.

Lydall, Inc. and its subsidiaries are hereafter collectively referred to as “Lydall,” the “Company” or the “Registrant.” Lydall and its subsidiaries’ names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Lydall or its subsidiaries.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current expectations and assumptions relating to the Company’s business, the economy and other future conditions. Forward-looking statements generally can be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “forecasts,” “predicts,” “targets,” “prospects,” “strategy,” “signs” and other words of similar meaning in connection with the discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash and other measures of financial performance. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Forward-looking statements in this Quarterly Report on Form 10-Q include, among others, statements relating to:

•	Overall economic and business conditions and the effects on the Company’s markets;

•	Outlook for the second half of 2014;

•	Expected vehicle production in the North American or European markets;

•	Growth opportunities in markets served by the Company;

•	Integration of the recently acquired Industrial Filtration business;

•	Post-closing adjustments impacting the total purchase price of the Industrial Filtration acquisition;

•	Expected gross margin, operating margin and working capital improvements from the application of Lean Six Sigma;

•	Product development and new business opportunities;

•	Future strategic transactions, included but not limited to: acquisitions, joint ventures, alliances, licensing agreements and divestitures;

•	Pension plan funding requirements and impact of lump-sum partial settlement accounting;

•	Future cash flow and uses of cash;

•	Future repurchases of the Company’s Common Stock;

•	Future amounts of stock-based compensation expense;

•	Future earnings and other measurements of financial performance;

•	Ability to meet cash operating requirements;

•	Future levels of indebtedness and capital spending;

•	Ability to meet financial covenants in the Company’s senior secured revolving credit facility;

•	Future impact of the variability of interest rates;

•	Future impact of foreign currency exchange rates;

•	The expected future impact of recently issued accounting pronouncements upon adoption;

•	Future effective income tax rates and realization of deferred tax assets;

•	Estimates of fair values of reporting units and long-lived assets used in assessing goodwill and long-lived assets for possible impairment; and

•	The expected outcomes of legal proceedings, claims, investigations and other contingencies.

All forward-looking statements are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements made in this Quarterly Report on Form 10-Q, in press releases and in other statements made by the Company’s authorized officers. Such risks and uncertainties include, among others, worldwide economic cycles that affect the markets which the Company’s businesses serve which could have an effect on demand for the Company’s products and impact the Company’s profitability, challenges encountered by Lydall in the integration of the Industrial Filtration business, disruptions in the global credit and financial markets, including diminished liquidity and credit availability, swings in consumer confidence and spending, unstable economic growth, raw material pricing and supply issues, fluctuations in unemployment rates, increases in fuel prices, and outcomes of legal proceedings, claims and investigations, including with respect to possible violations of German anti-trust laws by employees in our German operation as well as other risks and uncertainties identified in Part II, Item 1A – Risk Factors of this Quarterly Report on Form 10-Q, and Part I, Item 1A Risk Factors of Lydall’s Annual Report on Form 10-K for the year ended December 31, 2013.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

	Quarter Ended June 30,
	2014	2013
	(Unaudited)
Net sales	$148,793	$101,051
Cost of sales	114,140	78,014
Gross profit	34,653	23,037
Selling, product development and administrative expenses	22,080	13,516
Operating income	12,573	9,521
Interest expense	280	76
Other expense, net	299	18
Income before income taxes	11,994	9,427
Income tax expense	3,754	3,472
Net income	$8,240	$5,955
Earnings per share:
Basic	$0.50	$0.36
Diluted	$0.49	$0.35
Weighted average number of common shares outstanding:
Basic	16,618	16,612
Diluted	16,980	16,831

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
Net sales	$274,019	$200,080
Cost of sales	213,167	155,678
Gross profit	60,852	44,402
Selling, product development and administrative expenses	40,653	28,364
Operating income	20,199	16,038
Interest expense	492	154
Other expense, net	354	60
Income before income taxes	19,353	15,824
Income tax expense	7,397	5,377
Net income	$11,956	$10,447
Earnings per share:
Basic	$0.72	$0.63
Diluted	$0.71	$0.62
Weighted average number of common shares outstanding:
Basic	16,580	16,674
Diluted	16,925	16,927

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net income	$8,240	$5,955	$11,956	$10,447
Other comprehensive income:
Foreign currency translation adjustments	333	1,036	(3)	(998)
Pension liability adjustment, net of tax	112	166	223	331
Comprehensive income	$8,685	$7,157	$12,176	$9,780

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,425	$75,407
Accounts receivable, less allowances (2014 - $1,245; 2013 - $480)	101,771	52,301
Inventories	51,200	34,917
Prepaid expenses and other current assets	12,087	9,636
Total current assets	229,483	172,261
Property, plant and equipment, at cost	308,858	265,476
Accumulated depreciation	(193,863)	(186,613)
Net, property, plant and equipment	114,995	78,863
Goodwill	22,263	18,589
Other intangible assets, net	8,761	3,510
Other assets, net	2,063	1,462
Total assets	$377,565	$274,685
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$678	$663
Accounts payable	51,512	29,768
Accrued payroll and other compensation	13,149	10,393
Accrued taxes	1,737	1,816
Other accrued liabilities	6,444	6,044
Total current liabilities	73,520	48,684
Long-term debt	60,703	1,051
Deferred tax liabilities	15,413	8,747
Benefit plan liabilities	10,526	14,097
Other long-term liabilities	3,021	2,019

Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock	—	—
Common stock	2,437	2,410
Capital in excess of par value	64,855	62,284
Retained earnings	232,208	220,252
Accumulated other comprehensive loss	(8,624)	(8,844)
Treasury stock, at cost	(76,494)	(76,015)
Total stockholders’ equity	214,382	200,087
Total liabilities and stockholders’ equity	$377,565	$274,685

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Six Months Ended June 30,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net income	$11,956	$10,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,572	6,541
Inventory step-up amortization	1,806	—
Deferred income taxes	(632)	1,477
Stock based compensation	1,303	712
Loss on disposition of property, plant and equipment	—	182
Changes in operating assets and liabilities:
Accounts receivable	(20,986)	(9,809)
Inventories	6,920	(6,538)
Accounts payable	6,451	1,565
Accrued payroll and other compensation	1,285	192
Accrued taxes	533	(41)
Other, net	(3,834)	1,752
Net cash provided by operating activities	13,374	6,480
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(79,157)	—
Capital expenditures	(5,626)	(5,515)
Acquisition earn out payments	—	(158)
Net cash used for investing activities	(84,783)	(5,673)
Cash flows from financing activities:
Proceeds from borrowings	60,000	—
Debt repayments	(331)	(375)
Common stock issued	837	912
Common stock repurchased	(479)	(6,194)
Excess tax benefit on stock awards	459	146
Net cash provided by (used for) financing activities	60,486	(5,511)
Effect of exchange rate changes on cash	(59)	(377)
Decrease in cash and cash equivalents	(10,982)	(5,081)
Cash and cash equivalents at beginning of period	75,407	63,623
Cash and cash equivalents at end of period	$64,425	$58,542

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

Recently Adopted Accounting Pronouncements

Effective January 1, 2014, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). This ASU required entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in their financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The objective of this update is to eliminate the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The adoption of this ASU did not have a significant impact on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The standard’s core principle is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This ASU is effective for fiscal years beginning after December 15, 2016. Early adoption is not permitted.  The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s condensed consolidated financial statements and disclosures.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation” (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period. This ASU affects entities that grant their employees share-based payments in which terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This ASU is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-12 will have on the Company’s condensed consolidated financial statements and disclosures.

2.	Acquisition

On February 20, 2014, the Company completed the acquisition of certain industrial filtration businesses of Andrew Industries Limited, an Altham, United Kingdom based corporation. The Industrial Filtration business serves a global customer base in the manufacture of non-woven felt filtration media and filter bags used primarily in industrial air filtration applications including power, cement, asphalt, incineration, food and pharmaceutical. This business, which strengthened the Company’s position as an industry leading, global provider of filtration and engineered materials products, added complementary and new technologies, and diversified the Company’s end markets and geographic base. The Company acquired the Industrial Filtration business for $86.7 million in cash (including cash acquired of $7.5 million) and with no debt being acquired. The purchase price was financed with a combination of cash on hand and $60.0 million of borrowings through the Company’s amended $100 million credit facility.

During the three and six months ended June 30, 2014, the Company incurred $0.2 million and $2.6 million of transaction related costs, respectively. These transaction costs include investment banker fees, legal fees and other professional services fees to complete the transaction. These corporate office expenses have been recognized in the Company’s Condensed Consolidated Statements of Operations as selling, product development and administrative expenses.

The operating results of the Industrial Filtration business have been included in the Condensed Consolidated Statements of Operations since February 20, 2014, the date of the acquisition. The Industrial Filtration business is being reported as a separate reportable segment. For the three and six months ended June 30, 2014, the Industrial Filtration segment reported net sales of $34.1 million and $51.8 million, respectively. For the three and six months ended June 30, 2014, the Industrial Filtration segment reported operating income of $2.2 million and $3.0 million, respectively. Operating income for the three and six months ended June 30, 2014 included $0.5 million and $1.8 million, respectively, of purchase accounting inventory fair value step-up adjustments in cost of sales upon the sale of inventory. The total purchase accounting inventory fair value step-up adjustment included in the balance sheet at the acquisition date was $2.1 million.

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

The following table reflects the unaudited pro forma operating results of the Company for the three and six months ended June 30, 2014 and the three and six months ended June 30, 2013, which give effect to the acquisition of Industrial Filtration as if it had occurred on January 1, 2013. The pro forma information includes the historical financial results of the Company and Industrial Filtration. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective January 1, 2013, nor are they intended to be indicative of results that may occur in the future. The pro forma information does not include the effects of any synergies related to the acquisition.

	(Unaudited Pro Forma)		(Unaudited Pro Forma)
	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2014	2013	2014	2013
Net Sales	$148,793	$134,139	$291,535	$263,855
Net Income	$8,679	$7,523	$16,155	$10,124

Earnings per share:
Basic	$0.52	$0.45	$0.97	$0.61
Diluted	$0.51	$0.45	$0.95	$0.60

Pro forma earnings during the three months ended June 30, 2014 were adjusted to exclude non-recurring items such as acquisition-related costs of $0.2 million and expense related to the fair value adjustment to inventory of $0.5 million. No amount is included in the pro forma earnings during the three months ended June 30, 2014 related to inventory fair value adjustments which would have been recognized in cost of sales as the corresponding inventory would have been completely sold during 2013.

Pro forma earnings during the three months ended June 30, 2013 were adjusted to include acquisition-related costs of $0.2 million and expense of $0.1 million related to the amortization of acquired Industrial Filtration intangible assets recognized at fair value in purchase accounting as well as $0.2 million of interest expense associated with borrowings under the Company’s Amended Credit Facility.

Pro forma earnings during the six months ended June 30, 2014 were adjusted to exclude non-recurring items such as acquisition-related costs of $2.6 million and expense related to the fair value adjustment to inventory of $1.8 million, and to include additional amortization of the acquired Industrial Filtration intangible assets recognized at fair value in purchase accounting as well as additional interest expense associated with borrowings under the Company’s Amended Credit Facility. No amount is included in the pro forma earnings during the six months ended June 30, 2014 related to inventory fair value adjustments which would have been recognized in cost of sales as the corresponding inventory would have been completely sold during 2013.

Pro forma earnings during the six months ended June 30, 2013 were adjusted to include acquisition-related costs of $2.6 million and expense of $2.3 million related to the amortization of the fair value adjustments to inventory and additional amortization of the acquired Industrial Filtration intangible assets recognized at fair value in purchase accounting as well as $0.4 million of interest expense associated with borrowings under the Company’s Amended Credit Facility

3. Inventories

Inventories as of June 30, 2014 and December 31, 2013 were as follows:

In thousands	June 30, 2014	December 31, 2013
Raw materials	$21,680	$11,944
Work in process	15,558	14,546
Finished goods	16,172	9,537
	53,410	36,027
Less: Progress billings	(2,210)	(1,110)
Total inventories	$51,200	$34,917

Included in work in process is gross tooling inventory of $8.2 million and $9.9 million at June 30, 2014 and December 31, 2013, respectively. Tooling inventory, net of progress billings, was $6.0 million and $8.8 million at June 30, 2014 and December 31, 2013, respectively.

4. Goodwill and Other Intangible Assets

Goodwill:
The Company tests its goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value may exceed its fair value.

The changes in the carrying amount of goodwill by segment as of and for the six months ended June 30, 2014 were as follows:

	December 31, 2013	Currency translation adjustments	Additions	June 30, 2014
In thousands
Performance Materials	$13,929	$(19)	$—	$13,910
Industrial Filtration	—	—	3,693	3,693
Other Products and Services	4,660	—	—	4,660
Total goodwill	$18,589	$(19)	$3,693	$22,263

The goodwill associated with the Industrial Filtration segment results from the acquisition of the Industrial Filtration business on February 20, 2014. The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the entrance into new global markets and Industrial Filtration's assembled workforce. None of the recognized goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets:

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other intangible assets, net” in the Condensed Consolidated Balance Sheets as of June 30, 2014 and December 31, 2013:

	June 30, 2014		December 31, 2013
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
License agreements	$879	$(879)	$881	$(881)
Technology	2,500	(60)	—	—
Customer Relationships	2,553	(85)	—	—
Patents	6,747	(3,470)	6,766	(3,307)
Other	830	(254)	278	(227)
Total amortized intangible assets	$13,509	$(4,748)	$7,925	$(4,415)

In connection with the acquisition of Industrial Filtration in February 2014, the Company recorded intangible assets of $5.6 million, which included $2.5 million of customer relationships, $2.5 million of purchased technology, $0.3 million of net favorable operating leases, and $0.2 million of trade names. The weighted average useful lives of the acquired assets were 11 years, 15 years, 7 years and 5 years, respectively.

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

The Amended Credit Facility contains a number of affirmative and negative covenants, including financial and operational covenants. The Company is required to meet a minimum interest coverage ratio. The interest coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBIT to Consolidated Interest Charges, both as defined in the Amended Credit Facility, may not be less than 2.0 to 1.0 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined in the Amended Credit Facility, as of the end of each fiscal quarter of no greater than

3.0 to 1.0. The Company must also meet minimum consolidated EBITDA as of the end of each fiscal quarter for the preceding 12 month period of $30.0 million. The Company was in compliance with all covenants at June 30, 2014.

Interest is charged on borrowings at the Company’s option of either: (i) Base Rate plus the Applicable Rate, or (ii) the Eurodollar Rate plus the Applicable Rate. The Base Rate is a fluctuating rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by Bank of America, and (c) the Eurocurrency Rate plus 1.00%. The Eurocurrency Rate means (i) if denominated in LIBOR quoted currency, a fluctuating LIBOR per annum rate equal to the London Interbank Offered Rate; (ii) if denominated in Canadian Dollars, the rate per annum equal to the Canadian Dealer Offered Rate; or (iii) the rate per annum as designated with respect to such alternative currency at the time such alternative currency is approved by the Lenders. The Applicable Rate is determined based on the Company’s Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). The Applicable Rate added to the Base Rate Committed Loans ranges from 15 basis points to 100 basis points, and the Applicable Rate added to Eurocurrency Rate Committed Loans and Letters of Credit ranges from 75 basis points to 175 basis points. The Company pays a quarterly fee ranging from 20 basis points to 30 basis points on the unused portion of the $100 million available under the Amended Credit Agreement. At June 30, 2014, the Company had borrowing availability of $37.2 million under the Amended Credit Facility net of standby letters of credit outstanding of $2.8 million.

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

At June 30, 2014, the Company’s foreign subsidiaries’ various credit arrangements with banks totaled €9.0 million (approximately $12.3 million) all of which was available for borrowings, primarily restricted to borrowings by the respective foreign subsidiary. The Company’s foreign subsidiaries had no borrowings outstanding under any of their respective credit arrangements at June 30, 2014 and December 31, 2013.

The Company has a capital lease agreement for the land and building at the St. Nazaire, France operating facility, included in the Thermal/Acoustical Metals segment, requiring monthly principal and interest payments through 2016. The capital lease provides an option for the Company to purchase the land and building at the end of the lease for a nominal amount.

Total outstanding debt consists of:

			June 30,	December 31,
In thousands	Effective Rate	Maturity	2014	2013
Revolver Loan, due January 31, 2019	1.40%	2019	$60,000	$—
Capital Lease, land and building, St. Nazaire, France	5.44%	2016	1,329	1,647
Capital Lease, manufacturing equipment, Hamptonville, North Carolina	5.00%	2017	52	67
			61,381	1,714
Less portion due within one year			(678)	(663)
Total long-term debt			$60,703	$1,051

The carrying value of the Company’s Amended Credit Facility approximates fair value given the variable rate nature of the debt. As such this debt would be classified as a Level 2 liability within the fair value hierarchy.

The weighted average interest rate on long-term debt was 1.6% for the six months ended June 30, 2014 and 5.4% for the year ended December 31, 2013.

6. Equity Compensation Plans

As of June 30, 2014, the Company’s equity compensation plans consisted of the 2003 Stock Incentive Compensation Plan (the “2003 Plan”) and the 2012 Stock Incentive Plan (the “2012 Plan” and together with the 2003 Plan, the “Plans”) under which incentive and non-qualified stock options and time and performance based restricted shares have been granted to employees and directors from authorized but unissued shares of common stock or treasury shares. The 2003 Plan is not active, but continues to govern all outstanding awards granted under the plan until the awards themselves are exercised or terminate in accordance with their terms. The 2012 Plan, approved by shareholders on April 27, 2012, authorizes 1.75 million shares of common stock for awards. The 2012 Plan also authorizes an additional 1.2 million shares of common stock to the extent awards granted under prior stock plans that were outstanding as of April 27, 2012 are forfeited. The 2012 Plan provides for the following types of awards: options, restricted stock, restricted stock units and other stock-based awards.

The Company incurred compensation expense of $0.7 million and $0.2 million for the quarters ended June 30, 2014 and June 30, 2013, respectively, and $1.3 million and $0.7 million for the six months ended June 30, 2014 and June 30, 2013, respectively, for the Plans, including restricted stock awards. No compensation costs were capitalized as part of inventory.

Stock Options

The following table is a summary of outstanding and exercisable options as of June 30, 2014:

In thousands except per share amounts and years	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at June 30, 2014	665	$10.49	6.1	$11,229
Exercisable at June 30, 2014	408	$9.06	4.7	$7,468
Expected to vest at June 30, 2014	245	$12.75	8.3	$3,582

There were no stock options granted and 45,929 stock options exercised during the quarter ended June 30, 2014 and no stock options granted and 91,217 stock options exercised during the six months ended June 30, 2014. The amount of cash received from the exercise of stock options was $0.4 million during the quarter ended June 30, 2014 and $0.8 million during the six months ended June 30, 2014. The intrinsic value of stock options exercised was $0.8 million with a tax benefit of $0.3 million during the quarter ended June 30, 2014 and the intrinsic value of stock options exercised was $1.3 million with a tax benefit of $0.5 million during the six months ended June 30, 2014. There were 12,500 stock options granted and 27,337 stock options exercised during the quarter ended June 30, 2013 and 12,500 stock options granted and 97,986 exercised during the six months ended June 30, 2013. The amount of cash received from the exercise of stock options was $0.3 million during the quarter ended June 30, 2013 and $0.9 million during the six months ended June 30, 2013. The intrinsic value of stock options exercised was $0.1 million with a minimal tax-benefit during the quarter ended June 30, 2013 and the intrinsic value of stock options exercised was $0.6 million with a tax benefit of $0.2 million during the six months ended June 30, 2013. At June 30, 2014, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.2 million, with a weighted average expected amortization period of 2.5 years.

Restricted Stock

Restricted stock includes both performance-based and time-based awards. There were no time-based restricted shares granted during the quarter ended June 30, 2014 and 28,769 time-based restricted shares granted during the six months ended June 30, 2014. There were no performance-based restricted shares granted during the quarter ended June 30, 2014 and 138,000 performance-based restricted shares granted during the six months ended June 30, 2014, which have a 2016 earnings per share target. During the six months ended June 30, 2014, there were 64,200 performance-based shares that vested in accordance with Plan provisions. There were 3,000 time-based shares that vested during the six months ended June 30, 2014. There were 5,000 time-based restricted shares granted during the six months ended June 30, 2013. There were 92,290 performance-based restricted shares granted during the six months ended June 30, 2013, which have a 2015 earnings per share target. During the six months ended June 30, 2013, there were 61,800 performance-based shares that vested in accordance with Plan provisions. At June 30, 2014, there were 414,414 unvested restricted stock awards with total unrecognized compensation cost related to these awards of $3.8 million with a weighted average expected amortization period of 2.3 years. Compensation expense for performance based awards is recorded based on management’s assessment of the probability of achieving the performance goals and service period.

7. Stock Repurchases

In April 2012, the Company’s Board of Directors approved a stock repurchase program (the “2012 Stock Repurchase Program”), which authorized the Company to repurchase up to 1.0 million shares of its common stock. The Company did not repurchase any stock during the three and six months ended June 30, 2014 under the 2012 Stock Repurchase Program. As of June 30, 2014, there were 267,089 shares remaining and authorized for repurchase under the 2012 Stock Repurchase Program.

During the six months ended June 30, 2014, the Company purchased 23,718 shares of common stock valued at $0.5 million, through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, which allow the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due.

8. Employer Sponsored Benefit Plans

As of June 30, 2014, the Company maintains a defined benefit pension plan that covers certain domestic Lydall employees (“domestic pension plan”) that is closed to new employees and benefits are no longer accruing. The domestic pension plan is noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in the plan. The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes.

On April 1, 2014, the Company offered a voluntary lump sum payment option to certain former U.S. employees who are vested defined benefit plan participants not currently receiving monthly payments. The voluntary lump sum payments were made in July 2014 and paid from pension plan assets and will be accounted for during the third quarter of 2014. During the third quarter of 2014, the Company expects to incur a non-cash settlement charge of $4.9 million (see subsequent event footnote).

The Company expects to contribute approximately $4.2 million in cash to its domestic pension plan in 2014. Contributions of $0.4 million were made during the second quarter of 2014 and $3.4 million were made for the six months ended June 30, 2014. Contributions of $0.5 million were made during the second quarter of 2013 and $0.6 million were made during the six months ended June 30, 2013.

The following is a summary of the components of net periodic benefit cost, which is recorded primarily within selling, product development and administrative expenses, for the domestic pension plan for the quarters ended June 30, 2014 and 2013:

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2014	2013	2014	2013
Components of net periodic benefit cost
Interest cost	$665	$614	$1,331	$1,227
Expected return on assets	(793)	(673)	(1,587)	(1,346)
Amortization of actuarial loss	180	267	360	534
Net periodic benefit cost	$52	$208	$104	$415

9. Income Taxes

The Company’s effective tax rate was 31.3% and 36.8% for the quarters ended June 30, 2014 and 2013, respectively, and 38.2% and 34.0% for the six months ended June 30, 2014 and 2013, respectively. The difference in the Company’s effective tax rate for the quarter ended June 30, 2014 compared to the second quarter of 2013 was primarily due to the expectation of increased earnings in 2014 compared to 2013 derived from countries with lower tax rates compared to that of the United States. The Company's effective tax rate for the six months ended June 30, 2014 was negatively impacted by discrete income tax charges of approximately $1.0 million, recorded in the first quarter of 2014, primarily for non-deductible transaction related expenses associated with the acquisition of the Industrial Filtration business. The Company’s effective tax rate for the six months ended June 30, 2013 included a discrete tax benefit of $0.5 million recorded in the first quarter of 2013 as the Company concluded certain U.S. federal income tax matters through the year ended December 31, 2009.
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

10. Earnings Per Share

For the quarters and six months ended June 30, 2014 and 2013, basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method as long as their effect is not antidilutive.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2014	2013	2014	2013
Basic average common shares outstanding	16,618	16,612	16,580	16,674
Effect of dilutive options and restricted stock awards	362	219	345	253
Diluted average common shares outstanding	16,980	16,831	16,925	16,927

For the quarter ended June 30, 2014, there were minimal stock options that were not considered in computing diluted earnings per common share because they were antidilutive. For the quarter ended June 30, 2013, stock options for 0.2 million shares of common stock were not considered in computing diluted earnings per common share because they were antidilutive.

For the six months ended June 30, 2014 and 2013, stock options for 0.1 million and 0.2 million shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

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

Thermal/Acoustical Metals segment products are stamped metal combinations which provide thermal and acoustical shielding solutions for the global automotive and truck markets. Thermal/Acoustical Metals products include AMS® shield which is an all metal shield designed to be used in various vehicle applications, and Direct Exhaust Mount Heat shields which are mounted to high temperature surfaces like exhaust down-pipes or engine manifolds using aluminized and stainless steel with high performance heat absorbing metals. The patented CLD (constraint layer damped) material used in our heat shields is a lightweight material with characteristics to reduce vibration and parasitic noise on powertrain mounted heat shields.

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

The tables below present net sales and operating income by segment for the quarters ended June 30, 2014 and 2013, and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

Consolidated net sales by segment: (1)

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2014	2013	2014	2013
Performance Materials Segment:
Filtration	$19,546	$17,903	$37,419	$34,553
Thermal Insulation	7,993	8,579	16,521	16,735
Life Sciences Filtration	3,713	2,486	6,165	5,163
Performance Materials Segment net sales	31,252	28,968	60,105	56,451

Industrial Filtration Segment:
Industrial Filtration	34,135	—	51,791	—
Industrial Filtration net sales	34,135	—	51,791	—

Thermal/Acoustical Metals Segment:
Metal parts	38,701	35,957	75,726	69,066
Tooling	4,638	4,963	10,069	12,056
Thermal/Acoustical Metals Segment net sales	43,339	40,920	85,795	81,122

Thermal/Acoustical Fibers Segment:
Fiber parts	34,662	26,458	64,984	54,242
Tooling	1,646	1,501	3,837	1,644
Thermal/Acoustical Fibers Segment net sales	36,308	27,959	68,821	55,886

Other Products and Services:
Life Sciences Vital Fluids	4,864	4,263	9,588	8,570
Other Products and Services net sales	4,864	4,263	9,588	8,570
Eliminations and Other	(1,105)	(1,059)	(2,081)	(1,949)
Consolidated Net Sales	$148,793	$101,051	$274,019	$200,080

Operating income by segment: (1)

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2014	2013	2014	2013
Performance Materials	$3,566	$3,271	$5,429	$4,548
Industrial Filtration	2,198	—	2,984	—
Thermal/Acoustical Metals	2,564	4,431	6,217	7,449
Thermal/Acoustical Fibers	9,279	5,432	16,620	11,586
Other Products and Services	286	125	706	481
Corporate Office Expenses	(5,320)	(3,738)	(11,757)	(8,026)
Consolidated Operating Income	$12,573	$9,521	$20,199	$16,038

(1)	Industrial Filtration segment reports results for the period following the date of acquisition of February 20, 2014 through June 30, 2014.

12.    Commitments and Contingencies

The Company is subject to legal proceedings, claims, investigations and inquiries that arise in the ordinary course of business such as, but not limited to, actions with respect to commercial, intellectual property, employment, personal injury and environmental matters. While the outcome of any matter is inherently uncertain and the Company cannot be sure that it will prevail in any of the cases, subject to the matter referenced below, the Company is not aware of any matters pending that are expected to be material with respect to the Company’s business, financial position, results of operations or cash flows.
Lydall Gerhardi GmbH & Co. KG ("Lydall Gerhardi"), which is an indirect wholly-owned subsidiary of the Company and part of the Thermal/Acoustical Metals segment, is cooperating with the German Federal Cartel Office (Bundeskartellamt) in connection with an investigation, initiated in the second quarter of 2014, relating to possible violations of German anti-trust laws by and among certain European automotive heat shield manufacturers, including Lydall Gerhardi.
The Company is conducting an internal investigation utilizing outside counsel. In the course of this internal investigation, the Company has discovered instances of inappropriate conduct by certain German employees of Lydall Gerhardi. The Company has disclosed its findings in an application for leniency submitted to the German Federal Cartel Office on July 22, 2014. The Company is continuing its internal investigation and has taken, and will continue to take, remedial actions.
The German Federal Cartel Office has wide discretion in fixing the amount of a fine, up to a maximum fine of ten percent (10%) of the Company’s annual revenue of the year preceding the year in which the fine is imposed. The Company believes a loss is probable. However, in light of the uncertainties and variables involved, the Company is unable to estimate either the timing or the amount of the loss associated with this matter. There can be no assurance that this matter will not have a material adverse effect on the Company.

13.    Changes in Accumulated Other Comprehensive Income (Loss)

The following table discloses the changes by classification within accumulated other comprehensive income (loss) for the periods ended June 30, 2014 and 2013:

In thousands	Foreign Currency Translation Adjustment	Defined Benefit Pension Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2012	$3,178	$(21,544)	$(18,366)
Other Comprehensive loss	(998)	—	(998)
Amounts reclassified from accumulated other comprehensive income (a)	—	331	331
Balance at June 30, 2013	2,180	(21,213)	(19,033)
Balance at December 31, 2013	6,128	(14,972)	(8,844)
Other Comprehensive loss	(3)	—	(3)
Amounts reclassified from accumulated other comprehensive income (a)	—	223	223
Balance at June 30, 2014	$6,125	$(14,749)	$(8,624)

(a)
Amount represents amortization of actuarial losses, a component of net periodic benefit cost. This amount was $0.1 million net of $0.1 million tax benefit and $0.2 million net of a $0.1 million tax benefit for the quarters ended June 30, 2014 and 2013, respectively. This amount was $0.2 million net of $0.1 million tax benefit and $0.3 million net of a $0.2 million tax benefit for the six months ended ended June 30, 2014 and 2013, respectively. See Note 8, Employer Sponsored Benefit Plans.

14.    Subsequent Event

On April 1, 2014, the Company offered a voluntary one-time lump sum payment option to certain former U.S. employees who were vested defined benefit plan participants and not currently receiving monthly payments from the Company's domestic defined benefit pension plan ("domestic pension plan"). The election period for this voluntary offer ended in the second quarter of 2014. Approximately 62% of eligible participants elected to receive a lump sum payout resulting in $10.3 million being paid out of domestic pension plan assets in July 2014. This payout required a re-measurement of the domestic pension plan and a partial plan settlement which will result in a non-cash pre-tax loss of $4.9 million in net periodic pension benefit expense in the third quarter of 2014, with an offset to accumulated other comprehensive loss in shareholder’s equity, net of tax. The non-cash charge is required to accelerate the recognition of a portion of the previously unrecognized actuarial losses in the domestic pension plan.

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

On February 20, 2014, the Company completed an acquisition of certain industrial filtration businesses (“Industrial Filtration”) of Andrew Industries Limited, an Altham, United Kingdom based corporation pursuant to the terms of a Sale and Purchase Agreement (the “Sale and Purchase Agreement”) for $86.7 million in cash (“the Acquisition”). The Company funded the purchase price of the Acquisition from cash on hand and borrowings under the Company’s Amended Credit Facility. The results of Industrial Filtration have been included in the Company’s financial statements since the date of the Acquisition. As a result, the consolidated financial results for the six months ended June 30, 2014 do not reflect a full six months of the Industrial Filtration business. The Acquisition resulted in the inclusion of Industrial Filtration’s assets and liabilities as of the acquisition date at their respective fair values. Accordingly, the Acquisition materially affected the Company’s results of operations and financial position.

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

Second Quarter 2014 Highlights

Net sales were $148.8 million in the current quarter, compared to $101.1 million in the second quarter of 2013. The second quarter of 2014 includes net sales of $34.1 million from the acquisition of Industrial Filtration, which was completed in February 2014. Net income was $8.2 million, or $0.49 per diluted share in the second quarter of 2014 compared to $6.0 million, or $0.35 per diluted share, in the second quarter of 2013. Operating margin decreased to 8.4% of consolidated net sales in the second quarter of 2014 compared to 9.4% of consolidated net sales in the second quarter of 2013 as it was negatively impacted by a $2.9 million one-time commission settlement within the T/A Metals segment, as the Company terminated a long-standing commercial sales agreement, and by purchase accounting adjustments and transaction related costs of $0.7 million related to the Acquisition. As a result of these expenses operating margin was negatively impacted by approximately 250 basis points in the second quarter of 2014.

Below are financial highlights comparing Lydall’s quarter ended June 30, 2014 (“Q2 2014”) results to its quarter ended June 30, 2013 (“Q2 2013”) results:

•	Net sales increased by $47.7 million, or 47.2%, compared to Q2 2013 as net sales increased 11.7% organically, 33.8% from the Acquisition and 1.7% from favorable foreign currency translation.

•
Gross margin increased to 23.3%, compared to 22.8% in Q2 2013, primarily due to increased net sales providing for improved absorption of fixed costs and lower raw material costs, primarily in the T/A Fibers and T/A Metals segments, offset to some extent by gross margin of the Industrial Filtration segment. Also, consolidated gross margin in Q2 2014 was negatively impacted by 30 basis points from purchase accounting adjustments of $0.5 million related to the Acquisition.

•	Selling, product development and administrative expenses were $22.1 million, or 14.8% of net sales, compared to $13.5 million, or 13.4% of net sales in Q2 2013;

-	Industrial Filtration segment reported $2.9 million of expenses;
-	T/A Metals selling expenses included $2.9 million for a commission settlement related to the termination of a long-standing commercial sales agreement;
-
Corporate office expenses increased $1.6 million primarily due to increases in non-cash stock based compensation, professional services primarily related to the Acquisition, increased salaries and increases in other administrative costs.

•	Operating income was $12.6 million, or 8.4% of net sales, compared to $9.5 million, or 9.4% of net sales, in Q2 2013;

-
Operating income from Performance Materials, T/A Metals, T/A Fibers, OPS and corporate office (“pre-acquisition businesses”) was $10.4 million, or 9.0% of pre-acquisition businesses net sales, compared to $9.5 million, or 9.4% in Q2 2013;

-	Industrial Filtration segment operating income was $2.2 million, or 6.4% of Industrial Filtration segment net sales, including $0.5 million, or 160 basis points of purchase accounting adjustments.
-
Consolidated operating income was negatively impacted by 250 basis points related to a $2.9 million commission settlement within the T/A Metals segment and by purchase accounting adjustments and transaction related costs of $0.7 million related to the Acquisition.

•
Effective tax rate of 31.3% in Q2 2014 compared to 36.8% in Q2 2013 as Q2 2014 was positively impacted by the expectation of increased earnings in 2014 compared to 2013 derived from countries with lower tax rates compared to that of the United States. Q2 2013 included a discrete tax benefit of $0.3 million, or $0.02 per share.

Operational and Financial Overview

Net sales for the second quarter of 2014 increased by $47.7 million, or 47.2%, compared to the second quarter of 2013, primarily from the inclusion of Industrial Filtration segment net sales of $34.1 million. In the T/A Fibers segment, higher net sales of $8.3 million, or 29.9%, compared to the same quarter a year ago, were the result of increased consumer demand for vehicles in North America on Lydall’s existing and new platforms and the timing of certain customer purchases. The T/A Metals segment net sales increased $2.4 million, or 5.9%, and the Performance Materials segment net sales increased by $2.3 million, or 7.9%, compared to the second quarter of 2013. Higher net sales in the T/A Metals segment were due to continued favorable market conditions in North America and improving market conditions in Europe compared to the second quarter of 2013. Net sales for the Performance Materials segment increased due to higher fluid power and air filtration net sales within the segments European operations, also as a result of improved market conditions, and from higher volumes of sales in life sciences applications.

Consolidated operating margin in the second quarter of 2014 was 8.4% compared to 9.4% in the second quarter of 2013. T/A Fibers segment reported operating margin of 25.6%, an increase of 620 basis points compared to the second quarter of 2013, primarily the result of increased net sales and improved absorption of fixed costs and raw material and labor efficiencies compared to the second quarter of 2013. Performance Materials operating margin of 11.4% in the second quarter of 2014 was essentially flat with the same quarter of 2013. The Industrial Filtration segment reported operating margin of 6.4% in the second quarter of 2014, including $0.5 million, or 160 basis points, of purchase accounting adjustments. The T/A Metals segment reported operating margin of 5.9% in the second quarter of 2014, compared to 10.8% in the second quarter of 2013. Operating margin for T/A Metals was negatively impacted by 670 basis points due to a $2.9 million commission settlement as the Company terminated a long-standing commercial sales agreement.

Liquidity

Cash balance was $64.4 million at June 30, 2014 compared to $75.4 million at December 31, 2013. The Acquisition in February 2014 was funded by borrowing $60.0 million from the Company’s $100 million Amended Credit Facility, with the remaining purchase price funded from the Company’s cash. The Company’s consolidated leverage ratio was approximately 1.3 at June 30, 2014 (as defined in the Amended Credit Facility), significantly below a maximum permitted ratio of 3.0.

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

As of June 30, 2014, the Company had borrowing availability of $37.2 million under the Amended Credit Facility, net of standby letters of credit outstanding of $2.8 million. As of June 30, 2014, the Company’s foreign subsidiaries’ various credit arrangements with banks totaled €9.0 million (approximately $12.3 million) all of which was available for borrowings, primarily restricted to borrowings by the respective foreign subsidiary.

 Outlook

In the Company's first full quarter with the Industrial Filtration business, net sales were $34.1 million due to favorable demand for felt filtration media and filter bags as this business traditionally experiences higher demand in the first half of the year due to many industrial plants coming on-line. The Company continues to remain on track with its integration of this business including the introduction of the Company's Lean Six Sigma principles to achieve future margin and working capital improvements.

Going into the third quarter and second half of the year, the Company expects less robust sales growth than the first half due timing of customer orders, typical customer plant shut-downs in North America and Europe as well as seasonality that normally occurs in some of our segments. As a result, the Company expects lower organic sales growth in the second half compared to the first half of 2014.

Additionally, in the third quarter of 2014 the Company expects to incur a one-time, non-cash pre-tax expense of $4.9 million in net periodic pension benefit expense. This expense is associated with the partial settlement of its U.S. pension plan as a result of the Company's lump sum payments to certain plan participants in July 2014. Conversely, as a result the of second quarter 2014 settlement of a long-standing commercial sales agreement, the Company expects to realize savings on commission expense in the range of $0.6 million to $0.7 million in the second half of 2014.

Results of Operations

All of the following tabular comparisons, unless otherwise indicated, are for the quarters ended June 30, 2014 (Q2-14) and June 30, 2013 (Q2-13) and for the six months ended June 30, 2014 (YTD-14) and June 30, 2013 (YTD-13).

Net Sales

	Quarter Ended			Six Months Ended
In thousands	Q2-14	Q2-13	Percent Change	YTD-14	YTD-13	Percent Change
Net sales	$148,793	$101,051	47.2%	$274,019	$200,080	37.0%

Net sales for the second quarter ended June 30, 2014 increased by $47.7 million, or 47.2%, compared to the second quarter ended June 30, 2013. This increase was primarily related to the acquisition of Industrial Filtration which occurred on February 20, 2014. As a result, consolidated net sales for the second quarter ended June 30, 2014 include the Industrial Filtration segment net sales of $34.1 million. There were no Industrial Filtration segment net sales in the second quarter of 2013. Pre-acquisition business net sales increased $13.6 million, or 13.5%, in the second quarter of 2014 compared to the same period in 2013. In the T/A Fibers and T/A Metals segments, higher sales volumes resulted in improved net sales of $8.3 million, or 29.9%, and $2.4 million, or 5.9%, respectively, compared to the same quarter a year ago. Additionally, net sales increased in the Performance Materials segment by $2.3 million, or 7.9%, and in the Life Sciences Vital Fluids business by $0.6 million, or 14.1%, in the second quarter of 2014 compared to the second quarter of 2013. Foreign currency translation increased net sales by $1.8 million, or 1.7%, for the current quarter, compared with the second quarter of 2013, favorably impacting the T/A Metals segment by $1.2 million, or 3.0%, and the Performance Materials segment by $0.5 million, or 1.9%.

Net sales for the six months ended June 30, 2014 increased by $73.9 million, or 37.0%, compared to the six months ended June 30, 2013. This increase was primarily related to the acquisition of Industrial Filtration. As a result, Industrial Filtration segment net sales of $51.8 million since the date of the acquisition are included in the Company's consolidated net sales for the six months ended June 30, 2014. Pre-acquisition business net sales for the six months ended June 30, 2014 increased $22.1 million, or 11.1% compared to the six months ended June 30, 2013. In the T/A Fibers and T/A Metals segments, higher sales volumes resulted in improved net sales of $12.9 million, or 23.1%, and $4.7 million, or 5.8%, respectively, compared to the six months ended June 30, 2013. Additionally, net sales increased in the Performance Materials segment by $3.7 million, or 6.5%, and in the Life Sciences Vital Fluids business by $1.0 million, or 11.9%, during the six months ended June 30, 2014 compared to the same period of 2013.
Foreign currency translation increased net sales by $3.1 million, or 1.5%, for the six months ended June 30, 2014, compared with the first six months of 2013, impacting the T/A Metals segment by $2.1 million, or 2.6%, and the Performance Materials segment by $0.9 million, or 1.7%.

Gross Profit

	Quarter Ended			Six Months Ended
In thousands	Q2-14	Q2-13	Percent Change	YTD-14	YTD-13	Percent Change
Gross profit	$34,653	$23,037	50.4%	$60,852	$44,402	37.0%
Gross margin	23.3%	22.8%		22.2%	22.2%

Gross margin for the second quarter of 2014 was 23.3% compared to 22.8% in the second quarter of 2013. The increase in gross margin was related to pre-acquisition businesses gross margins which increased consolidated gross margin in the second quarter of 2014 compared to the same period in 2013. This increase was primarily the result of higher net sales of $13.6 million across all of the Company’s pre-acquisition businesses and the resulting improved absorption of fixed costs as well as lower raw material costs primarily in the T/A Fibers and T/A Metals segments. The increased gross margins of the pre-acquisition businesses was offset to some extent by the Industrial Filtration segment gross margin. The Industrial Filtration segment gross margin included the negative impact of a $0.5 million purchase accounting adjustment in cost of sales relating to inventory step-up.

Gross margin for the six months ended June 30, 2014 was 22.2% which was equal to the comparable period of 2013. Gross margin was favorably impacted by the pre-acquisition businesses gross margins which increased consolidated gross margin during the six months ended June 30, 2014 compared to the comparable period of 2013. This increase was primarily the result of higher net sales across all of the Company’s pre-acquisition businesses and the resulting improved absorption of fixed costs, as well as labor and manufacturing efficiencies in the T/A Fibers segment. This increase in gross margin was offset due to the inclusion of Industrial Filtration, since the date of acquisition. The Industrial Filtration segment gross margin included the negative impact of a $1.8 million purchase accounting adjustment in cost of sales relating to inventory step-up. Gross margin in the six months ended June 30, 2013 was favorably impacted by a $1.8 million completed pricing negotiation and non-recurring customer project in the T/A Fibers segment.

Selling, Product Development and Administrative Expenses

	Quarter Ended			Six Months Ended
In thousands	Q2-14	Q2-13	Percent Change	YTD-14	YTD-13	Percent Change
Selling, product development and administrative expenses	$22,080	$13,516	63.4%	$40,653	$28,364	43.3%
Percentage of sales	14.8%	13.4%		14.8%	14.2%

Selling, product development and administrative expenses for the second quarter of 2014 increased by $8.6 million compared to the quarter ended June 30, 2013. Inclusion of the Industrial Filtration segment increased selling, product development and administrative expenses by $2.9 million in the second quarter of 2014 compared to the second quarter of 2013. Also in the second quarter of 2014, the Company entered into a $2.9 million commission settlement within the T/A Metals segment as the Company terminated a long-standing commercial sales agreement. Other selling, product development and administrative expenses associated with pre-acquisition businesses increased in the second quarter of 2014 compared to the second quarter of 2013 related to salaries, benefits and accrued incentive compensation of $1.5 million, professional services of $0.5 million, other administrative costs of $0.5 million, and product trial costs of $0.3 million.

Selling, product development and administrative expenses for the six months ended June 30, 2014 increased $12.3 million compared to the same period of 2013. Inclusion of the Industrial Filtration segment increased selling, product development and administrative expenses by $4.0 million in the first six months of 2014 compared to the first six months of 2013 and $2.6 million of transaction related costs were incurred in the first six months of 2014 by the corporate office, related to the Acquisition. Additionally, the increase in selling, product development and administrative expenses for the six months ended June 30, 2014 compared to the same period of 2013 was due to a $2.9 million commission settlement within the T/A Metals segment as the Company terminated a long-standing commercial sales agreement in the second quarter of 2014. Other selling, product development and administrative expenses associated with pre-acquisition businesses increased in the first six months of 2014, compared to the first six months of

2013, related to salaries, benefits and accrued incentive compensation of $1.3 million, professional services of $0.6 million, other administrative costs of $0.4 million and product trial costs of $0.5 million.

 Interest Expense

	Quarter Ended			Six Months Ended
In thousands	Q2-14	Q2-13	Percent Change	YTD-14	YTD-13	Percent Change
Interest expense	$280	$76	268.4%	$492	$154	219.5%
Weighted average interest rate	1.5%	5.4%		1.6%	5.4%

The increase in interest expense for the quarter and six months ended June 30, 2014 compared to the same periods of 2013 was due to borrowings under the Company’s Amended Credit Facility used to finance the Acquisition, partially offset by lower average principal balances on capital lease obligations.

Other Income/Expense

Other income and expense for the quarters and six months ended June 30, 2014 and 2013 consisted of activity related to foreign exchange transaction gains and losses and interest income.

Income Taxes

The Company’s effective tax rate was 31.3% and 36.8% for the quarters ended June 30, 2014 and 2013, respectively, and 38.2% and 34.0% for the six months ended June 30, 2014 and 2013, respectively. The difference in the Company’s effective tax rate for the quarter ended June 30, 2014 compared to the second quarter of 2013 was primarily due to the expectation of increased earnings in 2014 compared to 2013 derived from countries with lower tax rates compared to that of the United States. The Company's effective tax rate for the six months ended June 30, 2014 was negatively impacted by discrete income tax charges of approximately $1.0 million, recorded in the first quarter of 2014, primarily for non-deductible transaction related expenses associated with the Acquisition. The Company’s effective tax rate for the six months ended June 30, 2013 included a discrete tax benefit of $0.5 million recorded in the first quarter of 2013 as the Company concluded certain U.S. federal income tax matters through the year ended December 31, 2009.

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

Segment Results

The following tables present sales information for the key product and service groups included within each operating segment as well as other products and services and operating income by segment, for the quarter and six months ended June 30, 2014 compared with the quarter and six months ended June 30, 2013:

Net sales by segment:

	Quarter Ended
In thousands	Q2-14	Q2-13	Dollar Change
Performance Materials Segment:
Filtration	$19,546	$17,903	$1,643
Thermal Insulation	7,993	8,579	(586)
Life Sciences Filtration	3,713	2,486	1,227
Performance Materials Segment net sales	31,252	28,968	2,284

Industrial Filtration Segment:
Industrial Filtration	34,135	—	34,135
Industrial Filtration net sales	34,135	—	34,135

Thermal/Acoustical Metals Segment:
Metal parts	38,701	35,957	2,744
Tooling	4,638	4,963	(325)
Thermal/Acoustical Metals Segment net sales	43,339	40,920	2,419

Thermal/Acoustical Fibers Segment:
Fiber parts	34,662	26,458	8,204
Tooling	1,646	1,501	145
Thermal/Acoustical Fibers Segment net sales	36,308	27,959	8,349

Other Products and Services:
Life Sciences Vital Fluids	4,864	4,263	601
Other Products and Services net sales	4,864	4,263	601
Eliminations and Other	(1,105)	(1,059)	(46)
Consolidated Net Sales	$148,793	$101,051	$47,742

	Six Months Ended
In thousands	YTD-14	YTD-13	Dollar Change
Performance Materials Segment:
Filtration	$37,419	$34,553	$2,866
Thermal Insulation	16,521	16,735	(214)
Life Sciences Filtration	6,165	5,163	1,002
Performance Materials Segment net sales	60,105	56,451	3,654

Industrial Filtration Segment:
Industrial Filtration	51,791	—	51,791
Industrial Filtration net sales	51,791	—	51,791

Thermal/Acoustical Metals Segment:
Metal parts	75,726	69,066	6,660
Tooling	10,069	12,056	(1,987)
Thermal/Acoustical Metals Segment net sales	85,795	81,122	4,673

Thermal/Acoustical Fibers Segment:
Fiber parts	64,984	54,242	10,742
Tooling	3,837	1,644	2,193
Thermal/Acoustical Fibers Segment net sales	68,821	55,886	12,935

Other Products and Services:
Life Sciences Vital Fluids	9,588	8,570	1,018
Other Products and Services net sales	9,588	8,570	1,018
Eliminations and Other	(2,081)	(1,949)	(132)
Consolidated Net Sales	$274,019	$200,080	$73,939

Operating income by segment:

	Quarter Ended
	Q2-14		Q2-13
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$3,566	11.4%	$3,271	11.3%	$295
Industrial Filtration	2,198	6.4%	—	0.0%	2,198
Thermal/Acoustical Metals	2,564	5.9%	4,431	10.8%	(1,867)
Thermal/Acoustical Fibers	9,279	25.6%	5,432	19.4%	3,847
Other Products and Services	286	5.9%	125	2.9%	161
Corporate Office Expenses	(5,320)		(3,738)		(1,582)
Consolidated Operating Income	$12,573	8.4%	$9,521	9.4%	$3,052

	Six Months Ended
	YTD-14		YTD-13
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$5,429	9.0%	$4,548	8.1%	$881
Industrial Filtration	2,984	5.8%	—	0.0%	2,984
Thermal/Acoustical Metals	6,217	7.2%	7,449	9.2%	(1,232)
Thermal/Acoustical Fibers	16,620	24.1%	11,586	20.7%	5,034
Other Products and Services	706	7.4%	481	5.6%	225
Corporate Office Expenses	(11,757)		(8,026)		(3,731)
Consolidated Operating Income	$20,199	7.4%	$16,038	8.0%	$4,161

Performance Materials

Segment net sales increased $2.3 million, or 7.9%, in the second quarter of 2014 compared to the second quarter of 2013. Higher demand for fluid power and air filtration products of $1.6 million primarily in Europe due to improving market conditions, contributed to the increase in segment net sales. Life Sciences Filtration net sales increased by $1.2 million in the second quarter of 2014, compared to the same quarter of 2013, primarily from life protection application products offset by lower net sales of $0.6 million associated with Thermal Insulation products. Foreign currency translation positively impacted net sales by $0.5 million, or 1.9%, in the second quarter of 2014 compared to the second quarter of 2013.

The Performance Materials segment reported operating income of $3.6 million, or 11.4% of net sales, in the second quarter of 2014, compared to operating income of $3.3 million, or 11.3% of net sales, in the second quarter of 2013. The increase in operating income was primarily the result of higher net sales of $2.3 million in the second quarter of 2014 compared to the second quarter of 2013 as well as a favorable mix of product sales improving gross margin. The segment reported higher selling, product development and administrative costs of $0.5 million in the second quarter of 2014 compared to the same quarter of 2013 primarily associated with higher salaries, accrued incentive compensation and product development trial costs.

Segment net sales increased $3.7 million, or 6.5%, in the first six months of 2014 compared to the first six months of 2013. Higher demand for fluid power and air filtration products of $2.9 million primarily in Europe contributed to the increase in net sales. Life Sciences Filtration net sales increased by $1.0 million in the first six months of 2014, compared to the first six months of 2013, primarily from life protection application products, offset by lower net sales of $0.2 million associated with Thermal Insulation products. Foreign currency translation positively impacted net sales by $0.9 million, or 1.7%, in the six months ended June 30, 2014 compared to six months ended June 30, 2013.

The Performance Materials segment reported operating income of $5.4 million, or 9.0% of net sales, in the first six months of 2014, compared to operating income of $4.5 million, or 8.1% of net sales, in the first six months of 2013. The increase in operating income was the result of higher net sales of $3.7 million in the first six months of 2014 compared to the first six months of 2013 as well as a favorable mix of product sales improving gross margin. The segment reported higher selling, and administrative costs of $0.6 million in the first six months of 2014 compared to the first six months of 2013 primarily associated with higher salaries, accrued incentive compensation and product development trial costs.

Industrial Filtration

Segment net sales were $34.1 million in the second quarter of 2014 and $51.8 million from the Acquisition date of February 20, 2014 through June 30, 2014. Additionally, the Industrial Filtration segment reported operating income of $2.2 million in the second quarter of 2014 and $3.0 million from the Acquisition date through June 30, 2014, which included the impact of purchase accounting adjustments in cost of sales related to inventory step-up of $0.5 million and $1.8 million, respectively. There were no comparative results for the quarter and six months ended June 30, 2013 as the Industrial Filtration segment was created through the Acquisition of that business on February 20, 2014.

Thermal/Acoustical Metals

Segment net sales increased $2.4 million, or 5.9% in the second quarter of 2014, compared to the second quarter of 2013. Automotive parts net sales increased by $2.7 million, or 7.6%, compared to the second quarter of 2013 due to increased demand from customers served by the Company’s European and North American automotive operations. Market conditions in North America have continued to remain favorable and improving market conditions in Europe have led to increased sales volumes. Also, during the second quarter of 2014, the segment's China operations reported its first commercial sales in the quarter. Tooling net sales in the second quarter of 2014 decreased $0.3 million, or 6.5%, compared to the second quarter of 2013, due to timing of new product launches. Foreign currency translation positively impacted net sales by $1.2 million, or 3.0%, in the second quarter of 2014 compared with the second quarter of 2013.

The Thermal/Acoustical Metals segment reported operating income of $2.6 million, or 5.9% of net sales in the second quarter of 2014, compared to operating income of $4.4 million, or 10.8% of net sales, in the second quarter of 2013. The decrease in operating income was due to an increase in selling, product development and administrative costs of $3.2 million in the second quarter of 2014 compared to the second quarter of 2013. This increase was primarily related to a $2.9 million commission settlement associated with the second quarter of 2014 termination of a long-standing commercial sales agreement in Europe, as well as an increase in professional service expenses of $0.2 million. The increase in selling, product development and administrative costs was offset to some extent by an increase in gross profit of $1.3 million due to increased sales, lower raw material costs, and a favorable mix in sales between automotive parts and tooling. Net sales of higher margin automotive parts increased by $2.7 million in the second quarter of 2014 with lower margin tooling net sales declining by $0.3 million compared to the second quarter of 2013.

Segment net sales increased $4.7 million, or 5.8%, in the first six months of 2014, compared to the first six months of 2013. Automotive parts net sales increased by $6.7 million, or 9.6%, compared to the first six months of 2013 primarily due to increased demand from customers served by the Company’s European and North American automotive operations. Tooling net sales in the first six months of 2014 decreased $2.0 million, or 16.5%, compared to the first six months of 2013, due to timing of new product launches. Foreign currency translation positively impacted net sales by $2.1 million, or 2.6%, in the first six months of 2014 compared with the first six months of 2013.

The Thermal/Acoustical Metals segment reported operating income of $6.2 million, or 7.2% of net sales, in the first six months of 2014, compared to operating income of $7.4 million, or 9.2% of net sales, in the first six months of 2013. The decrease in operating income was due to an increase in selling, product development and administrative costs of $3.5 million in the first six months of 2014 compared to the first six months of 2013. This increase was primarily related to a $2.9 million commission settlement associated with the second quarter of 2014 termination of a long-standing commercial sales agreement in Europe, and an increase in professional service expenses of $0.3 million. The increase in selling, product development and administrative costs was offset to some extent by an increase in gross profit of $2.2 million due to increased sales, lower raw material costs, and a favorable mix in sales between automotive parts and tooling. Net sales of higher margin automotive parts increased by $6.7 million in the first six months of 2014 with lower margin tooling net sales declining by $2.0 million compared to the first six months of 2013.

Thermal/Acoustical Fibers

Segment net sales increased $8.3 million, or 29.9%, compared to the second quarter of 2013. Automotive parts net sales increased by $8.2 million, or 31.0%, compared to the second quarter of 2013. This increase was driven by higher consumer demand for vehicles in North America on Lydall’s existing platforms and new platform awards as well as timing of certain customer purchases. Tooling net sales in the second quarter of 2014 increased $0.1 million compared to the second quarter of 2013 due to timing of new product launches.

The Thermal/Acoustical Fibers segment reported operating income of $9.3 million, or 25.6% of net sales, in the second quarter of 2014, compared to operating income of $5.4 million, or 19.4% of net sales, in the second quarter of 2013. The increase in the second quarter of 2014 operating income was primarily attributable to an increase in net sales volume compared to the prior year quarter as well as improved absorption of fixed costs, lower material costs and labor efficiencies resulting in gross margin improvement of approximately 530 basis points. Segment selling, product development and administrative costs in the second quarter of 2014 increased $0.2 million compared to the second quarter 2013, however, these costs decreased as a percentage of sales in the second quarter of 2014 to 4.8% compared to 5.7% in the second quarter of 2013.

Segment net sales increased $12.9 million, or 23.1%, in the first six months of 2014, compared to the first six months of 2013. Automotive parts net sales increased by $10.7 million, or 19.8%, compared to the first six months of 2013. This increase was driven by higher consumer demand for vehicles in North America on Lydall’s existing platforms and new platform awards as well as timing of certain customer purchases. Tooling net sales in the first six months of 2014 increased $2.2 million compared to the first six months of 2013 due to timing of new product launches.

The Thermal/Acoustical Fibers segment reported operating income of $16.6 million, or 24.1% of net sales, in the first six months of 2014, compared to operating income of $11.6 million, or 20.7% of net sales, in the first six months of 2013. The increase in operating income was primarily attributable to an increase in net sales volume of $12.9 million in the first six months of 2014 compared to the first six months of 2013, as well as improved absorption of fixed costs, lower material costs and labor efficiencies, resulting in gross margin of improvement of approximately 270 basis points. Segment selling, product development and administrative costs in first six months of 2014 increased $0.2 million compared to the first six months of 2013, however, these costs decreased as a percentage of sales in first six months of 2014 to 4.9% compared to 5.6% in the first six months of 2013.

Other Products and Services

Life Sciences Vital Fluids net sales for the quarter ended June 30, 2014 increased $0.6 million, or 14.1%, compared to the same quarter a year ago, primarily due to increased volumes of blood transfusion product net sales, and to a lesser extent, price increases.

Life Sciences Vital Fluids reported operating income of $0.3 million, or 5.9% of net sales, for the quarter ended June 30, 2014, compared to operating income of $0.1 million, or 2.9% of net sales, for the second quarter of 2013. This improvement was primarily due to higher net sales partially offset by increased selling, product development and administrative expenses primarily due to an asset write off of $0.1 million associated with the termination of a product distribution agreement.

Life Sciences Vital Fluids net sales for the first six months of 2014 increased $1.0 million, or 11.9%, compared to the first six months of 2013 due to higher volumes of bioprocessing and blood transfusion product net sales, and to a lesser extent, price increases.

Life Sciences Vital Fluids reported operating income of $0.7 million, or 7.4% of net sales, for the six months ended June 30, 2014, compared to operating income of $0.5 million, or 5.6% of net sales, for the six months ended June 30, 2013. This improvement was primarily due to higher net sales and favorable mix of products partially offset by increased selling, product development and administrative expenses primarily due to an asset write off of $0.1 million associated with the termination of a product distribution agreement.

Corporate Office Expenses

Corporate office expenses for the quarter ended June 30, 2014 were $5.3 million, compared to $3.7 million in the second quarter of 2013. The increase of $1.6 million was primarily due to increases in non-cash stock based compensation of $0.4 million, professional services of $0.3 million, primarily related to transaction related expenses, salaries expense of $0.2 million, accrued incentive compensation of $0.2 million and increased other administrative expenses of $0.4 million.

Corporate offices expenses for the first six months of 2014 were $11.8 million compared to $8.0 million in the first six months of 2013. The increase of $3.8 million was primarily due to $2.6 million of transaction related costs associated with the Industrial Filtration acquisition on February 20, 2014, including investment banker and legal fees, and accounting professional services. Additionally, other corporate office expenses increased in the first six months of 2014 compared to the first six months of 2013, including salaries and benefits of $0.3 million, non-cash stock based compensation of $0.4 million and other administrative expenses of $0.4 million.

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

At June 30, 2014, the Company had a cash balance of $64.4 million and borrowing availability of $37.2 million under the Amended Credit Facility net of standby letters of credit outstanding of $2.8 million. At June 30, 2014, the Company’s foreign subsidiaries’ various credit arrangements with banks totaled €9.0 million (approximately $12.3 million) all of which was available for borrowings, primarily restricted to borrowings by the respective foreign subsidiary. The Company’s foreign subsidiaries had no borrowings outstanding under any of their respective credit arrangements at June 30, 2014 and December 31, 2013.

The Company continually explores its core markets for suitable acquisitions, joint ventures, alliances and licensing agreements. If completed, such activities would be financed with existing cash balances, cash generated from operations, cash borrowings under existing credit facilities or other forms of financing, as required.

Financing Arrangements

On February 18, 2014, the Company amended and restated its $35 million senior secured domestic revolving credit facility (“Amended Credit Facility”) with a financial institution and two additional lenders, increasing the available borrowing from $35 million to $100 million. The Amended Credit Facility is secured by substantially all of the assets of the Company. The maturity date for the Amended Credit Facility is January 31, 2019, at which time amounts outstanding under the Amended Credit Facility are due and payable. The Company entered into this Amended Credit Facility in part to fund $60 million of the purchase price of the Industrial Filtration business.

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

The Amended Credit Facility contains a number of affirmative and negative covenants, including financial and operational covenants. The Company is required to meet a minimum interest coverage ratio. The interest coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBIT, to Consolidated Interest Charges, both as defined in the Amended Credit Facility, may not be less than 2.0 to 1.0 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined in the Amended Credit Facility, as of the end of each fiscal quarter of no greater than 3.0 to 1.0. The Company must also meet minimum consolidated EBITDA as of the end of each fiscal quarter for the preceding 12 month period of $30.0 million. The Company was in compliance with all covenants at June 30, 2014.

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

Operating Cash Flows

Net cash provided by operating activities in the first six months of 2014 was $13.4 million compared with net cash provided by operating activities of $6.5 million in the first six months of 2013. In the first six months of 2014 compared to the same period for 2013, net income increased by $1.5 million. Since December 31, 2013, net operating assets and liabilities increased by $9.6 million, primarily due to increases in accounts receivable of $21.0 million and a reduction in other liabilities, primarily due to pension plan contributions of $3.4 million, partially offset by lower inventories of $6.9 million and higher accounts payable of $6.5 million. The increase in accounts receivable was primarily due to higher net sales in the second quarter of 2014 compared to the fourth quarter of 2013 across all of the Company’s pre-acquisition businesses.

Investing Cash Flows

In the first six months of 2014, net cash used for investing activities was $84.8 million compared to net cash used for investing activities of $5.7 million in the first six months of 2013. Investing activities in the first six months of 2014 primarily consisted of the cash outflow of $79.2 million to fund the Acquisition, net of cash acquired of $7.5 million. Capital expenditures were $5.6 million during the first six months of 2014, compared with $5.5 million for the same period of 2013. Capital spending for full-year 2014 is expected to be approximately $17.0 million to $20.0 million.

Financing Cash Flows

In the first six months of 2014, net cash provided by financing activities was $60.5 million compared to net cash used for financing activities in the first six months of 2013 of $5.5 million. The Company received proceeds of $60.0 million from borrowings under its Amended Credit Facility in the first quarter of 2014 to fund the acquisition of Industrial Filtration. Debt repayments were $0.3 million for the first six months of 2014 compared to $0.4 million for the first six months of 2013. The Company received $0.8 million from the exercise of stock options in the first six months of 2014, compared to $0.9 million in the first six months of 2013. The Company acquired $0.5 million and $6.2 million in company stock through its stock repurchase and equity compensation plans during the first six months of 2014 and 2013, respectively.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Footnote 1 of the “Notes to Consolidated Financial Statements” and Critical Accounting Estimates in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the quarter or six months ended June 30, 2014. The Company continues to monitor the recoverability of the long-lived assets at the Company’s DSM Solutech B.V. (“Solutech”) operation as a result of historical operating losses and negative cash flows. Future cash flows are dependent on the success of commercialization efforts of Solutech products by OEMs, the quality of Solutech products and technology advancements and management’s ability to manage costs. In the event that Solutech’s cash flows in the future do not meet current expectations, management, based upon conditions at the time, would consider taking actions as necessary to improve cash flow. A thorough analysis of all the facts and circumstances existing at the time would need to be performed to determine if recording an impairment loss was appropriate.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Lydall’s limited market risk exposures relate to changes in foreign currency exchange rates and interest rates.

Foreign Currency Risk

On February 20, 2014, the Company acquired the Industrial Filtration business from Andrew Industries Limited as discussed in Note 2, "Acquisition," of the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The Industrial Filtration business has operations in the United Kingdom and China, in addition to the United States. As a result of this acquisition, and combined with the Company’s other foreign operations, the Company’s financial results could be affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets where the Company manufactures and distributes its products. The Company’s currency exposure is to the Euro, the Japanese Yen, the Chinese Yuan, the Hong Kong Dollar and the British Pound Sterling. The Company’s foreign and domestic operations limit foreign currency exchange transaction risk by completing transactions in local functional currencies, whenever practicable. The Company may periodically enter into foreign currency forward exchange contracts to mitigate exposure to foreign currency volatility. In addition, the Company utilizes bank loans and other debt instruments throughout its operations. To mitigate foreign currency risk, such debt is denominated primarily in the functional currency of the operation maintaining the debt.

The Company also has exposure to fluctuations in currency risk on intercompany loans that the Company makes to certain of its subsidiaries. The Company may periodically enter into foreign currency forward contracts which are intended to offset the impact of foreign currency movements on the underlying intercompany loan obligations.

Interest Rate Risk

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impact interest paid on its debt. In February 2014, the Company borrowed $60.0 million from its Amended Credit Facility to fund the Industrial Filtration acquisition. The Company has debt with variable rates of interest based generally on LIBOR. Increases in interest rates could therefore significantly increase the associated interest payments that the Company is required to make on this debt. From time to time, the Company may enter into interest rate swap agreements to manage interest rate risk. The Company has assessed its exposure to changes in interest rates by analyzing the sensitivity to Lydall’s earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on the $60.0 million borrowing as of June 30, 2014, the Company’s net income would decrease by an estimated $0.4 million over a twelve-month period.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer (the “CEO”) and Executive Vice President and Chief Financial Officer (the “CFO”), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the"SEC"), and that such information is accumulated and communicated to management of the Company, with the participation of its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2014 at the reasonable assurance level.

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

Subject to the foregoing, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.	Legal Proceedings

The Company is subject to legal proceedings, claims, investigations and inquiries that arise in the ordinary course of business such as, but not limited to, actions with respect to commercial, intellectual property, employment, personal injury, and environmental matters. The Company believes that it has meritorious defenses against the claims currently asserted against it and intends to defend them vigorously. While the outcome of litigation is inherently uncertain and the Company cannot be sure that it will prevail in any of the cases, subject to the matter referenced below, the Company is not aware of any matters pending that are expected to have a material adverse effect on the Company’s business, financial position, results of operations or cash flows.

Lydall Gerhardi GmbH & Co. KG ("Lydall Gerhardi"), which is an indirect wholly-owned subsidiary of the Company and part of the Thermal/Acoustical Metals segment, is cooperating with the German Federal Cartel Office (Bundeskartellamt) in connection with an investigation, initiated in the second quarter of 2014, relating to possible violations of German anti-trust laws by and among certain European automotive heat shield manufacturers, including Lydall Gerhardi.
The Company is conducting an internal investigation utilizing outside counsel. In the course of this internal investigation, the Company has discovered instances of inappropriate conduct by certain German employees of Lydall Gerhardi. The Company has disclosed its findings in an application for leniency submitted to the German Federal Cartel Office on July 22, 2014. The Company is continuing its internal investigation and has taken, and will continue to take, remedial actions.

The German Federal Cartel Office has wide discretion in fixing the amount of a fine, up to a maximum fine of ten percent (10%) of the Company’s annual revenue of the year preceding the year in which the fine is imposed. The Company believes a loss is probable. However, in light of the uncertainties and variables involved, the Company is unable to estimate either the timing or the amount of the loss associated with this matter. There can be no assurance that this matter will not have a material adverse effect on the Company.

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

As of June 30, 2014, there were 267,089 shares remaining available for purchase under the Repurchase Program. During the three months ended June 30, 2014, no shares were repurchased under the Repurchase Program and the Company did not acquire any shares through tax withholding in connection with restricted stock grants under the Company's equity compensation plans.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
April 1, 2014 - April 30, 2014	—	$—	—	267,089
May 1, 2014 - May 31, 2014	—	$—	—	267,089
June 1, 2014 - June 30, 2014	—	$—	—	267,089
	—	$—	—	267,089

Item 6.	Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by reference.

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

LYDALL, INC.

July 31, 2014	By:	/s/ Robert K. Julian

Robert K. Julian Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

LYDALL, INC.
Index to Exhibits

Exhibit Number	Description

3.1	Certificate of Incorporation of the Registrant, as amended, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by reference.

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