Form 10-Q
period 2014-09-30
LYDALL INC /DE/
filed 2014-11-05
CIK 60977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $ .10 par value per share.

Total Shares outstanding October 16, 2014	17,155,523

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current expectations and assumptions relating to the Company’s business, the economy and other future conditions. Forward-looking statements generally can be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “forecasts,” “predicts,” “targets,” “prospects,” “strategy,” “signs” and other words of similar meaning in connection with the discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash and other measures of financial performance. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Forward-looking statements in this Quarterly Report on Form 10-Q include, among others, statements relating to:

•	Overall economic and business conditions and the effects on the Company’s markets;

•	Outlook going into and for the fourth quarter of 2014;

•	Expected vehicle production in the North American or European markets;

•	Growth opportunities in markets served by the Company;

•	Integration of the Industrial Filtration business;

•	Expected gross margin, operating margin and working capital improvements from the application of Lean Six Sigma;

•	Product development and new business opportunities;

•	Future strategic transactions, included but not limited to: acquisitions, joint ventures, alliances, licensing agreements and divestitures;

•	Pension plan funding requirements;

•	Future cash flow and uses of cash;

•	Future repurchases of the Company’s Common Stock;

•	Future amounts of stock-based compensation expense;

•	Future earnings and other measurements of financial performance;

•	Ability to meet cash operating requirements;

•	Future levels of indebtedness and capital spending;

•	Ability to meet financial covenants in the Company’s senior secured revolving credit facility;

•	Future impact of the variability of interest rates;

•	Future impact of foreign currency exchange rates;

•	The expected future impact of recently issued accounting pronouncements upon adoption;

•	Future effective income tax rates and realization of deferred tax assets;

•	Estimates of fair values of reporting units and long-lived assets used in assessing goodwill and long-lived assets for possible impairment; and

•	The expected outcomes of legal proceedings, claims, investigations and other contingencies.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

	Quarter Ended September 30,
	2014	2013
	(Unaudited)
Net sales	$134,227	$97,995
Cost of sales	105,663	77,501
Gross profit	28,564	20,494
Selling, product development and administrative expenses	22,785	13,108
Operating income	5,779	7,386
Interest expense	327	77
Other income, net	(508)	(16)
Income before income taxes	5,960	7,325
Income tax expense	1,802	2,750
Net income	$4,158	$4,575
Earnings per share:
Basic	$0.25	$0.28
Diluted	$0.24	$0.27
Weighted average number of common shares outstanding:
Basic	16,684	16,437
Diluted	17,043	16,735

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
Net sales	$408,246	$298,075
Cost of sales	318,830	233,179
Gross profit	89,416	64,896
Selling, product development and administrative expenses	63,438	41,472
Operating income	25,978	23,424
Interest expense	819	231
Other (income) expense, net	(154)	44
Income before income taxes	25,313	23,149
Income tax expense	9,199	8,127
Net income	$16,114	$15,022
Earnings per share:
Basic	$0.97	$0.90
Diluted	$0.95	$0.89
Weighted average number of common shares outstanding:
Basic	16,615	16,599
Diluted	16,967	16,888

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
	(Unaudited)		(Unaudited)
Net income	$4,158	$4,575	$16,114	$15,022
Other comprehensive income:
Foreign currency translation adjustments	(7,840)	2,772	(7,843)	1,774
Pension liability adjustment, net of tax	1,199	166	1,422	497
Comprehensive income	$(2,483)	$7,513	$9,693	$17,293

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30, 2014	December 31, 2013
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,567	$75,407
Accounts receivable, less allowances (2014 - $1,275; 2013 - $480)	91,741	52,301
Inventories	49,280	34,917
Prepaid expenses and other current assets	11,678	9,636
Total current assets	229,266	172,261
Property, plant and equipment, at cost	306,051	265,476
Accumulated depreciation	(192,341)	(186,613)
Net, property, plant and equipment	113,710	78,863
Goodwill	22,134	18,589
Other intangible assets, net	8,213	3,510
Other assets, net	2,225	1,462
Total assets	$375,548	$274,685
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$637	$663
Accounts payable	47,616	29,768
Accrued payroll and other compensation	12,901	10,393
Accrued taxes	2,913	1,816
Other accrued liabilities	6,922	6,044
Total current liabilities	70,989	48,684
Long-term debt	60,488	1,051
Deferred tax liabilities	14,274	8,747
Benefit plan liabilities	13,065	14,097
Other long-term liabilities	2,973	2,019

Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock	—	—
Common stock	2,446	2,410
Capital in excess of par value	66,731	62,284
Retained earnings	236,366	220,252
Accumulated other comprehensive loss	(15,265)	(8,844)
Treasury stock, at cost	(76,519)	(76,015)
Total stockholders’ equity	213,759	200,087
Total liabilities and stockholders’ equity	$375,548	$274,685

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Nine Months Ended September 30,
	2014	2013
	(Unaudited)
Cash flows from operating activities:
Net income	$16,114	$15,022
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,177	9,586
Inventory step-up amortization	2,053	—
Deferred income taxes	(4,358)	2,722
Stock based compensation	2,023	1,187
Pension settlement charge	4,870	—
Loss on disposition of property, plant and equipment	73	234
Changes in operating assets and liabilities:
Accounts receivable	(13,184)	(15,768)
Inventories	7,385	(6,950)
Accounts payable	1,065	4,635
Accrued payroll and other compensation	1,469	(1,253)
Accrued taxes	1,763	(1,247)
Other, net	(1,951)	2,740
Net cash provided by operating activities	30,499	10,908
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(79,407)	—
Capital expenditures	(8,641)	(9,502)
Acquisition earn out payments	(113)	(158)
Net cash used for investing activities	(88,161)	(9,660)
Cash flows from financing activities:
Proceeds from borrowings	60,000	—
Debt repayments	(491)	(536)
Common stock issued	1,566	1,204
Common stock repurchased	(504)	(6,411)
Excess tax benefit on stock awards	956	197
Net cash provided by (used for) financing activities	61,527	(5,546)
Effect of exchange rate changes on cash	(2,705)	671
Increase (Decrease) in cash and cash equivalents	1,160	(3,627)
Cash and cash equivalents at beginning of period	75,407	63,623
Cash and cash equivalents at end of period	$76,567	$59,996

Non-cash capital expenditures of $2.6 million were included in accounts payable at September 30, 2014.

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern” (Subtopic 205-40). This ASU establishes specific guidance to an organization's management on their responsibility to evaluate whether there is substantial doubt about the organization's ability to continue as a going concern. This ASU is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted.  This ASU is not expected to have an impact on the Company’s condensed consolidated financial statements and disclosures.

2.	Acquisition

On February 20, 2014, the Company completed the acquisition of certain industrial filtration businesses of Andrew Industries Limited, an Altham, United Kingdom based corporation. The Industrial Filtration business serves a global customer base in the manufacture of non-woven felt filtration media and filter bags used primarily in industrial air filtration applications including power, cement, asphalt, incineration, food and pharmaceutical. This business, which strengthened the Company’s position as an industry leading, global provider of filtration and engineered materials products, added complementary and new technologies and diversified the Company’s end markets and geographic base. The Company acquired the Industrial Filtration business for $86.9 million in cash (including cash acquired of $7.5 million and a post-closing adjustment payment of $0.2 million to Andrew Industries Limited) and with no debt being acquired. The purchase price was financed with a combination of cash on hand and $60.0 million of borrowings through the Company’s amended $100 million credit facility.

The Company did not incur any transaction related costs for the three months ended September 30, 2014. During the nine months ended September 30, 2014, the Company incurred $2.6 million of transaction related costs. These transaction related costs include investment banker fees, legal fees and other professional services fees to complete the transaction. These corporate office expenses have been recognized in the Company’s Condensed Consolidated Statements of Operations as selling, product development and administrative expenses.

The operating results of the Industrial Filtration business have been included in the Condensed Consolidated Statements of Operations since February 20, 2014, the date of the acquisition. The Industrial Filtration business is being reported as a separate reportable segment. For the three and nine months ended September 30, 2014, the Industrial Filtration segment reported net sales of $30.6 million and $82.3 million, respectively. For the three and nine months ended September 30, 2014, the Industrial Filtration segment reported operating income of $1.8 million and $4.8 million, respectively. Operating income for the three and nine months ended September 30, 2014 included $0.2 million and $2.1 million, respectively, of purchase accounting inventory fair value step-up adjustments in cost of sales upon the sale of inventory. The total purchase accounting inventory fair value step-up adjustment included in the balance sheet at the acquisition date was $2.1 million.

The following table summarizes the fair values of identifiable assets acquired and liabilities assumed at the date of the acquisition:

In thousands
Cash	$7,493
Accounts Receivable	26,779
Inventory	25,046
Other current assets	2,894
Property, plant and equipment	38,780
Deferred Taxes	2,501
Intangible assets (Note 4)	5,596
Goodwill (Note 4)	3,943
Total assets acquired	113,032

Other liabilities	(18,002)
Deferred taxes	(8,130)
Total liabilities assumed	(26,132)
Net assets acquired	$86,900

The final purchase price allocation was subject to post-closing adjustments pursuant to the terms of the Sale and Purchase Agreement with Andrews Industries Limited. As a result, in the third quarter of 2014, the Company paid an additional $0.2 million to Andrews Industries Limited, representing the final post-closing adjustment.

The following table reflects the unaudited pro forma operating results of the Company for the three and nine months ended September 30, 2014 and the three and nine months ended September 30, 2013, which give effect to the acquisition of Industrial Filtration as if it had occurred on January 1, 2013. The pro forma information includes the historical financial results of the Company and Industrial Filtration. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective January 1, 2013, nor are they intended to be indicative of results that may occur in the future. The pro forma information does not include the effects of any synergies related to the acquisition.

	(Unaudited Pro Forma)		(Unaudited Pro Forma)
	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2014	2013	2014	2013
Net Sales	$134,227	$129,362	$425,762	$393,217
Net Income	$4,414	$5,793	$20,569	$15,490

Earnings per share:
Basic	$0.26	$0.35	$1.24	$0.93
Diluted	$0.26	$0.35	$1.21	$0.92

Pro forma earnings during the three months ended September 30, 2014 were adjusted to exclude non-recurring items such as expense related to the fair value adjustment to inventory of $0.2 million. No amount is included in the pro forma earnings during the three months ended September 30, 2014 related to inventory fair value adjustments which would have been recognized in cost of sales as the corresponding inventory would have been completely sold during 2013.

Pro forma earnings during the three months ended September 30, 2013 were adjusted to include expense of $0.2 million related to the amortization of acquired Industrial Filtration intangible assets recognized at fair value in purchase accounting and $0.2 million of interest expense associated with borrowings under the Company’s Amended Credit Facility.

Pro forma earnings during the nine months ended September 30, 2014 were adjusted to exclude non-recurring items such as acquisition-related costs of $2.6 million and expense related to the fair value adjustment to inventory of $2.1 million, and to include additional amortization of the acquired Industrial Filtration intangible assets recognized at fair value in purchase accounting as well as additional interest expense associated with borrowings under the Company’s Amended Credit Facility. No amount is included in the pro forma earnings during the nine months ended September 30, 2014 related to inventory fair value adjustments which would have been recognized in cost of sales as the corresponding inventory would have been completely sold during 2013.

Pro forma earnings during the nine months ended September 30, 2013 were adjusted to include acquisition-related costs of $2.6 million and expense of $2.5 million related to the amortization of the fair value adjustments to inventory and additional amortization of the acquired Industrial Filtration intangible assets recognized at fair value in purchase accounting as well as $0.6 million of interest expense associated with borrowings under the Company’s Amended Credit Facility.

3. Inventories

Inventories as of September 30, 2014 and December 31, 2013 were as follows:

In thousands	September 30, 2014	December 31, 2013
Raw materials	$21,096	$11,944
Work in process	14,550	14,546
Finished goods	15,733	9,537
	51,379	36,027
Less: Progress billings	(2,099)	(1,110)
Total inventories	$49,280	$34,917

Included in work in process is gross tooling inventory of $7.8 million and $9.9 million at September 30, 2014 and December 31, 2013, respectively. Tooling inventory, net of progress billings, was $5.7 million and $8.8 million at September 30, 2014 and December 31, 2013, respectively.

4. Goodwill and Other Intangible Assets

Goodwill:

The Company tests its goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value may exceed its fair value.

The changes in the carrying amount of goodwill by segment as of and for the nine months ended September 30, 2014 were as follows:

	December 31, 2013	Currency translation adjustments	Additions	September 30, 2014
In thousands
Performance Materials	$13,929	$(398)	$—	$13,531
Industrial Filtration	—	—	3,943	3,943
Other Products and Services	4,660	—	—	4,660
Total goodwill	$18,589	$(398)	$3,943	$22,134

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

Other Intangible Assets:

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other intangible assets, net” in the Condensed Consolidated Balance Sheets as of September 30, 2014 and December 31, 2013:

	September 30, 2014		December 31, 2013
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
License agreements	$838	$(838)	$881	$(881)
Technology	2,500	(101)	—	—
Customer Relationships	2,513	(134)	—	—
Patents	6,275	(3,318)	6,766	(3,307)
Other	818	(340)	278	(227)
Total amortized intangible assets	$12,944	$(4,731)	$7,925	$(4,415)

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

 The Amended Credit Facility contains a number of affirmative and negative covenants, including financial and operational covenants. The Company is required to meet a minimum interest coverage ratio. The interest coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBIT to Consolidated Interest Charges, both as defined in the Amended Credit Facility, may not be less than 2.0 to 1.0 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined in the Amended Credit Facility, as of the end of each fiscal quarter of no greater than 3.0 to 1.0. The Company must also meet minimum consolidated EBITDA as of the end of each fiscal quarter for the preceding 12 month period of $30.0 million. The Company was in compliance with all covenants at September 30, 2014.

Interest is charged on borrowings at the Company’s option of either: (i) Base Rate plus the Applicable Rate, or (ii) the Eurodollar Rate plus the Applicable Rate. The Base Rate is a fluctuating rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by Bank of America, and (c) the Eurocurrency Rate plus 1.00%. The Eurocurrency Rate means (i) if denominated in LIBOR quoted currency, a fluctuating LIBOR per annum rate equal to the London Interbank Offered Rate; (ii) if denominated in Canadian Dollars, the rate per annum equal to the Canadian Dealer Offered Rate; or (iii) the rate per annum as designated with respect to such alternative currency at the time such alternative currency is approved by the Lenders. The Applicable Rate is determined based on the Company’s Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). The Applicable Rate added to the Base Rate Committed Loans ranges from 15 basis points to 100 basis points, and the Applicable Rate added to Eurocurrency Rate Committed Loans and Letters of Credit ranges from 75 basis points to 175 basis points. The Company pays a quarterly fee ranging from 20 basis points to 30 basis points on the unused portion of the $100 million available under the Amended Credit Agreement. At September 30, 2014, the Company had borrowing availability of $37.7 million under the Amended Credit Facility net of standby letters of credit outstanding of $2.3 million.

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

Total outstanding debt consists of:

			September 30,	December 31,
In thousands	Effective Rate	Maturity	2014	2013
Revolver Loan, due January 31, 2019	1.40%	2019	$60,000	$—
Capital Lease, land and building, St. Nazaire, France	5.44%	2016	1,080	1,647
Capital Lease, manufacturing equipment, Hamptonville, North Carolina	5.00%	2017	45	67
			61,125	1,714
Less portion due within one year			(637)	(663)
Total long-term debt			$60,488	$1,051

The carrying value of the Company’s Amended Credit Facility approximates fair value given the variable rate nature of the debt. As such this debt would be classified as a Level 2 liability within the fair value hierarchy.

The weighted average interest rate on long-term debt was 1.5% for the nine months ended September 30, 2014 and 5.4% for the year ended December 31, 2013.

6. Equity Compensation Plans

As of September 30, 2014, the Company’s equity compensation plans consisted of the 2003 Stock Incentive Compensation Plan (the “2003 Plan”) and the 2012 Stock Incentive Plan (the “2012 Plan” and together with the 2003 Plan, the “Plans”) under which incentive and non-qualified stock options and time and performance based restricted shares have been granted to employees and directors from authorized but unissued shares of common stock or treasury shares. The 2003 Plan is not active, but continues to govern all outstanding awards granted under the plan until the awards themselves are exercised or terminate in accordance with their terms. The 2012 Plan, approved by shareholders on April 27, 2012, authorizes 1.75 million shares of common stock for awards. The 2012 Plan also authorizes an additional 1.2 million shares of common stock to the extent awards granted under prior stock plans that were outstanding as of April 27, 2012 are forfeited. The 2012 Plan provides for the following types of awards: options, restricted stock, restricted stock units and other stock-based awards.

The Company incurred compensation expense of $0.7 million and $0.5 million for the quarters ended September 30, 2014 and September 30, 2013, respectively, and $2.0 million and $1.2 million for the nine months ended September 30, 2014 and September 30, 2013, respectively, for the Plans, including restricted stock awards. No compensation costs were capitalized as part of inventory.

Stock Options

The following table is a summary of outstanding and exercisable options as of September 30, 2014:

In thousands except per share amounts and years	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2014	571	$10.90	6.1	$9,195
Exercisable at September 30, 2014	319	$9.43	4.5	$5,599
Expected to Vest at September 30, 2014	240	$12.76	8.1	$3,422

There were no stock options granted and 92,050 stock options exercised during the quarter ended September 30, 2014 and no stock options granted and 183,267 stock options exercised during the nine months ended September 30, 2014. The amount of cash received from the exercise of stock options was $0.7 million during the quarter ended September 30, 2014 and $1.6 million during the nine months ended September 30, 2014. The intrinsic value of stock options exercised was $1.9 million with a tax benefit of $0.6 million during the quarter ended September 30, 2014 and the intrinsic value of stock options exercised was $3.2 million with a tax benefit of $1.1 million during the nine months ended September 30, 2014. There were no stock options granted and 30,074 stock options exercised during the quarter ended September 30, 2013 and 12,500 stock options granted and 128,060 exercised during the nine months ended September 30, 2013. The amount of cash received from the exercise of stock options was $0.3 million during the quarter ended September 30, 2013 and $1.2 million during the nine months ended September 30, 2013. The intrinsic value of stock options exercised was $0.2 million with a minimal tax-benefit during the quarter ended September 30, 2013 and the intrinsic value of stock options exercised was $0.7 million with a tax benefit of $0.2 million during the nine months ended September 30, 2013. At September 30, 2014, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.1 million, with a weighted average expected amortization period of 2.3 years.

Restricted Stock

Restricted stock includes both performance-based and time-based awards. There were no time-based restricted shares granted during the quarter ended September 30, 2014 and 28,769 time-based restricted shares granted during the nine months ended September 30, 2014. There were no performance-based restricted shares granted during the quarter ended September 30, 2014 and 138,000 performance-based restricted shares granted during the nine months ended September 30, 2014, which have a 2016 earnings per share target. During the nine months ended September 30, 2014, there were 64,200 performance-based shares that vested in accordance with Plan provisions. There were 6,750 time-based shares that vested during the nine months ended September 30, 2014. There were 5,000 time-based restricted shares granted during the nine months ended September 30, 2013. There were 84,790 performance-based restricted shares granted during the nine months ended September 30, 2013, which have a 2015 earnings per share target. During the nine months ended September 30, 2013, there were 61,800 performance-based shares that vested in accordance with Plan provisions. At September 30, 2014, there were 410,664 unvested restricted stock awards with total unrecognized compensation cost related to these awards of $3.5 million with a weighted average expected amortization period of 2.1 years. Compensation expense for performance based awards is recorded based on management’s assessment of the probability of achieving the performance goals and service period.

7. Stock Repurchases

In April 2012, the Company’s Board of Directors approved a stock repurchase program (the “2012 Stock Repurchase Program”), which authorized the Company to repurchase up to 1.0 million shares of its common stock. The Company did not repurchase any stock during the three and nine months ended September 30, 2014 under the 2012 Stock Repurchase Program. As of September 30, 2014, there were 267,089 shares remaining and authorized for repurchase under the 2012 Stock Repurchase Program.

During the nine months ended September 30, 2014, the Company purchased 24,739 shares of common stock valued at $0.5 million, through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, which allow the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due.

8. Employer Sponsored Benefit Plans

As of September 30, 2014, the Company maintains a defined benefit pension plan that covers certain domestic Lydall employees (“domestic pension plan”) that is closed to new employees and benefits are no longer accruing. The domestic pension plan is noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in the plan. The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes.

On April 1, 2014, the Company offered a voluntary one-time lump sum payment option to certain former U.S. employees who were vested defined benefit plan participants and not currently receiving monthly payments from the Company's domestic pension plan. The election period for this voluntary offer ended in the second quarter of 2014. Approximately 62% of eligible participants elected to receive a one-time lump sum payout resulting in $10.3 million being paid out of domestic pension plan assets in July 2014. This payout required a re-measurement of the domestic pension plan and a partial plan settlement charge, which resulted in a non-cash pre-tax loss of $4.9 million in net periodic pension benefit expense, which was recorded in selling, product development and administrative expenses in the third quarter of 2014, with an offset to accumulated other comprehensive loss in shareholder’s equity, net of $1.9 million tax benefit. The non-cash charge is required to accelerate the recognition of a portion of the previously unrecognized actuarial losses in the domestic pension plan. As a result of the settlement charge in the third quarter of 2014, the net pension plan liability was remeasured and recorded as of July 1, 2014 to be $12.2 million, as compared to the $12.7 million measured and recorded at December 31, 2013.

The Company expects to contribute approximately $4.2 million in cash to its domestic pension plan in 2014, of which $3.8 million was contributed during the nine months ended September 30, 2014. Contributions of $0.4 million were made during the third quarter of 2014. Contributions of $0.3 million were made during the third quarter of 2013 and $0.9 million were made during the nine months ended September 30, 2013.

The following is a summary of the components of net periodic benefit cost, which is recorded primarily within selling, product development and administrative expenses, for the domestic pension plan for the quarters ended September 30, 2014 and 2013:

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2014	2013	2014	2013
Components of net periodic benefit cost
Interest cost	$509	$614	$1,840	$1,841
Expected return on assets	(605)	(673)	(2,192)	(2,019)
Amortization of actuarial loss	182	267	542	801
Pension settlement cost	4,870	—	4,870	—
Net periodic benefit cost	$4,956	$208	$5,060	$623

9. Income Taxes

The Company’s effective tax rate was 30.2% and 37.5% for the quarters ended September 30, 2014 and 2013, respectively, and 36.3% and 35.1% for the nine months ended September 30, 2014 and 2013, respectively. The difference in the Company’s effective tax rate for the quarter ended September 30, 2014 compared to the third quarter of 2013 was primarily due to a favorable mix of taxable income generated from countries with lower tax rates compared to that of the United States, and the impact of the pension settlement expense which favorably impacted the third quarter 2014 effective tax rate by approximately 350 basis points. The Company's effective tax rate for the nine months ended September 30, 2014 was negatively impacted by discrete income tax charges of approximately $1.0 million, recorded in the first quarter of 2014, primarily for non-deductible transaction related expenses associated with the acquisition of the Industrial Filtration business. The Company’s effective tax rate for the nine months ended September 30, 2013 included a discrete tax benefit of $0.5 million recorded in the first quarter of 2013 as the Company concluded certain U.S. federal income tax matters through the year ended December 31, 2009.
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
10. Earnings Per Share

For the quarters and nine months ended September 30, 2014 and 2013, basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method as long as their effect is not antidilutive.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2014	2013	2014	2013
Basic average common shares outstanding	16,684	16,437	16,615	16,599
Effect of dilutive options and restricted stock awards	359	298	352	289
Diluted average common shares outstanding	17,043	16,735	16,967	16,888

For the quarter ended September 30, 2014, there were minimal stock options that were not considered in computing diluted earnings per common share because they were antidilutive. For the quarter ended September 30, 2013, stock options for 0.2 million shares of common stock were not considered in computing diluted earnings per common share because they were antidilutive.

For the nine months ended September 30, 2014 and 2013, stock options for 0.1 million and 0.2 million shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

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

The tables below present net sales and operating income by segment for the quarters and nine month periods ended September 30, 2014 and 2013, and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

Consolidated net sales by segment: (1)

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2014	2013	2014	2013
Performance Materials Segment:
Filtration	$17,911	$15,536	$55,330	$50,089
Thermal Insulation	7,525	9,877	24,046	26,612
Life Sciences Filtration	3,190	2,447	9,355	7,610
Performance Materials Segment net sales	28,626	27,860	88,731	84,311

Industrial Filtration Segment:
Industrial Filtration	30,553	—	82,344	—
Industrial Filtration net sales	30,553	—	82,344	—

Thermal/Acoustical Metals Segment:
Metal parts	35,165	32,910	110,891	101,976
Tooling	4,835	2,939	14,904	14,995
Thermal/Acoustical Metals Segment net sales	40,000	35,849	125,795	116,971

Thermal/Acoustical Fibers Segment:
Fiber parts	30,807	26,642	95,791	80,884
Tooling	206	4,533	4,043	6,177
Thermal/Acoustical Fibers Segment net sales	31,013	31,175	99,834	87,061

Other Products and Services:
Life Sciences Vital Fluids	5,164	4,114	14,752	12,684
Other Products and Services net sales	5,164	4,114	14,752	12,684
Eliminations and Other	(1,129)	(1,003)	(3,210)	(2,952)
Consolidated Net Sales	$134,227	$97,995	$408,246	$298,075

Operating income by segment: (1)

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2014	2013	2014	2013
Performance Materials	$2,272	$2,419	$7,701	$6,967
Industrial Filtration	1,833	—	4,817	—
Thermal/Acoustical Metals	4,267	3,742	10,484	11,191
Thermal/Acoustical Fibers	6,911	5,206	23,531	16,792
Other Products and Services	537	112	1,243	593
Corporate Office Expenses	(10,041)	(4,093)	(21,798)	(12,119)
Consolidated Operating Income	$5,779	$7,386	$25,978	$23,424

(1)	Industrial Filtration segment reports results for the period following the date of acquisition of February 20, 2014 through September 30, 2014.

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
13.    Changes in Accumulated Other Comprehensive Income (Loss)

The following table discloses the changes by classification within accumulated other comprehensive income (loss) for the periods ended September 30, 2014 and 2013:

In thousands	Foreign Currency Translation Adjustment	Defined Benefit Pension Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2012	$3,178	$(21,544)	$(18,366)
Other Comprehensive loss	1,774	—	1,774
Amounts reclassified from accumulated other comprehensive income (a)	—	497	497
Balance at September 30, 2013	4,952	(21,047)	(16,095)
Balance at December 31, 2013	6,128	(14,972)	(8,844)
Other Comprehensive loss	(7,843)	—	(7,843)
Amounts reclassified from accumulated other comprehensive income (a)	—	1,422	1,422
Balance at September 30, 2014	$(1,715)	$(13,550)	$(15,265)

(a)
Amount represents amortization of actuarial losses, a component of net periodic benefit cost. This amount was $1.2 million net of $0.7 million tax benefit and $0.2 million net of a $0.1 million tax benefit for the quarters ended September 30, 2014 and 2013, respectively. This amount was $1.4 million net of $0.9 million tax benefit and $0.5 million net of a $0.3 million tax benefit for the nine months ended September 30, 2014 and 2013, respectively. See Note 8, Employer Sponsored Benefit Plans.

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

On February 20, 2014, the Company completed an acquisition of certain industrial filtration businesses (“Industrial Filtration”) of Andrew Industries Limited, an Altham, United Kingdom based corporation pursuant to the terms of a Sale and Purchase Agreement (the “Sale and Purchase Agreement”) for $86.9 million in cash (“the Acquisition”). The Company funded the purchase price of the Acquisition from cash on hand and borrowings under the Company’s Amended Credit Facility. The results of Industrial Filtration have been included in the Company’s financial statements since the date of the Acquisition. As a result, the consolidated financial results for the nine months ended September 30, 2014 do not reflect a full nine months of the Industrial Filtration business. The Acquisition resulted in the inclusion of Industrial Filtration’s assets and liabilities as of the acquisition date at their respective fair values. Accordingly, the Acquisition materially affected the Company’s results of operations and financial position.

Lydall principally conducts its business through four reportable segments: Performance Materials, Industrial Filtration, Thermal/Acoustical Metals and Thermal/Acoustical Fibers, with sales globally. The Performance Materials segment includes filtration media solutions for air, fluid power, and industrial applications (“Filtration ”), air and liquid life science applications (“Life Sciences Filtration”), and thermal insulation solutions for building products, appliances, and energy and industrial markets (“Thermal Insulation”). The Industrial Filtration segment includes non-woven felt filtration media and filter bags used primarily in industrial air filtration applications. Non-woven filter media is used to satisfy increasing emission control regulations in a wide range of industries, including power, cement, steel, asphalt, incineration, food, and pharmaceutical. The Thermal/Acoustical Metals (“T/A Metals”) segment and Thermal/Acoustical Fibers (“T/A Fibers”) segment offer innovative engineered products to assist in noise and heat abatement within the transportation sector. Included in Other Products and Services (“OPS”) is the Life Sciences Vital Fluids business. Life Sciences Vital Fluids offers specialty products for blood filtration devices, blood transfusion single-use containers and bioprocessing single-use containers and products for containment of media, buffers and bulk intermediates used in biotech, pharmaceutical and diagnostic reagent manufacturing processes.

Third Quarter 2014 Highlights

Net sales were $134.2 million in the current quarter, compared to $98.0 million in the third quarter of 2013. The third quarter of 2014 includes net sales of $30.6 million from the acquisition of Industrial Filtration, which was completed in February 2014. Operating income was $5.8 million, or 4.3% of net sales, in the third quarter of 2014 compared to $7.4 million, or 7.5% of net sales in the third quarter of 2013. Operating income for the Industrial Filtration segment was $1.8 million in the third quarter of 2014. Net income was $4.2 million, or $0.24 per diluted share, in the third quarter of 2014 compared to $4.6 million, or $0.27 per diluted share, in the third quarter of 2013. Operating margin decreased to 4.3% in the third quarter of 2014 compared to 7.5% in the third quarter of 2013 as it was negatively impacted by a non-cash pension plan settlement charge of $4.9 million, recorded in selling, product development and administrative expenses, associated with a voluntary one-time lump sum payment option elected by certain former U.S. employees under the Company's domestic defined benefit pension plan and a $0.2 million purchase accounting adjustment in cost of sales related to inventory step-up. As a result of these expenses, operating margin was negatively impacted by approximately 380 basis points in the third quarter of 2014 and earnings were negatively impacted by $0.19 per diluted share.

Below are financial highlights comparing Lydall’s quarter ended September 30, 2014 (“Q3 2014”) results to its quarter ended September 30, 2013 (“Q3 2013”) results:

•	Net sales increased by $36.2 million, or 37.0%, compared to Q3 2013 as net sales increased 5.8% organically and 31.2% from the Acquisition. Foreign currency translation had a minimal impact on sales.

•
Gross margin increased 40 basis points to 21.3%, compared to 20.9% in Q3 2013, principally led by the T/A Fibers segment which experienced favorable product mix as well as lower raw material costs and improved overhead absorption, partially offset by lower Industrial Filtration segment gross margin.

•	Operating income was $5.8 million, or 4.3% of net sales, compared to $7.4 million, or 7.5% of net sales, in Q3 2013;

-
Operating income from Performance Materials, T/A Metals, T/A Fibers, OPS and corporate office (“pre-acquisition businesses”) was $3.9 million, or 3.8% of pre-acquisition businesses net sales, compared to $7.4 million, or 7.5% in Q3 2013 as operating margin was negatively impacted by 380 basis points related to a $4.9 million non-cash pension plan settlement charge and $0.2 million purchase accounting adjustment relating to inventory step-up.

-
Industrial Filtration segment operating income was $1.8 million, or 6.0% of Industrial Filtration segment net sales, including $0.2 million, or 80 basis points of purchase accounting adjustments relating to inventory step-up.

•
Effective tax rate of 30.2% in Q3 2014 compared to 37.5% in Q3 2013 as Q3 2014 was positively impacted by the mix of taxable income generated from countries with lower tax rates compared to the United States, and the impact of the pension settlement expense which favorably impacted the third quarter of 2014 effective tax rate by approximately 350 basis points.

Operational and Financial Overview

Favorable market conditions, increased demand on existing platforms and new platform awards in North America and Europe led to increased parts net sales in both the T/A Metals and T/A Fibers segments in the third quarter of 2014 compared to the third quarter of 2013. T/A Metals segment net sales increased $4.2 million, or 11.6%, in the third quarter of 2014, compared to the third quarter of 2013. Automotive parts net sales increased by $2.3 million, or 6.9%, in the third quarter 2014 compared to the third quarter of 2013. Thermal/Acoustical Fibers (“T/A Fibers”) segment net sales in the third quarter of 2014 were essentially flat with the third quarter of 2013, but parts net sales increased by $4.2 million, or 15.6%, compared to the third quarter of 2013, offset by a reduction in tooling net sales. Net sales for the Performance Materials segment increased by $0.8 million, or 2.7%, in the third quarter 2014 compared to the third quarter of 2013, primarily from greater filtration and life sciences products net sales within the segment’s European operations, offset to some extent by lower Thermal Insulation product net sales of $2.4 million primarily due to a decline in sales to a key customer. Net sales of $30.6 million in the Industrial Filtration segment were led by favorable demand in North America for felt filtration media. Life Sciences Vital Fluids net sales increased $1.1 million, or 25.5%, compared to the same quarter a year ago, primarily due to increased volumes of bioprocessing and cell therapy product net sales.

Liquidity

Cash balance was $76.6 million at September 30, 2014 compared to $75.4 million at December 31, 2013. Cash provided by operating activities in the first nine months of 2014 was $30.5 million compared to cash provided by operating activities of $10.9 million in the first nine months of 2013. The inclusion of the Industrial Filtration business as well as improved working capital management has led to the improvement in cash provided by operating activities. The Acquisition in February 2014 was funded by borrowing $60.0 million from the Company’s $100 million Amended Credit Facility, with the remaining purchase price funded from the Company’s cash. The Company’s consolidated leverage ratio was approximately 1.1 at September 30, 2014 (as defined in the Amended Credit Facility), significantly below a maximum permitted ratio of 3.0.

As of September 30, 2014, the Company had borrowing availability of $37.7 million under the Amended Credit Facility, net of standby letters of credit outstanding of $2.3 million.

 Outlook

Going into the fourth quarter of 2014, automotive market conditions remain favorable in North America and Europe for the Company’s T/A Fibers and T/A Metals segments. However, the Company expects fourth quarter sales to be impacted by typical seasonality and customer plant shut-downs, including in North America for a T/A Fibers segment customer as they retool their manufacturing facilities. In the Performance Materials segment, the Company expects sales to be tempered by the impact of normal seasonality, coupled with lower demand for thermal insulation products. The Company is progressing well on the integration of the Industrial Filtration business and continues to expect improvement to future margins and working capital as management fully implements Lydall Six Sigma principles into that business.

Results of Operations

All of the following tabular comparisons, unless otherwise indicated, are for the quarters ended September 30, 2014 (Q3-14) and September 30, 2013 (Q3-13) and for the nine months ended September 30, 2014 (YTD-14) and September 30, 2013 (YTD-13).

Net Sales

	Quarter Ended			Nine Months Ended
In thousands	Q3-14	Q3-13	Percent Change	YTD-14	YTD-13	Percent Change
Net sales	$134,227	$97,995	37.0%	$408,246	$298,075	37.0%

Net sales for the third quarter of 2014 increased by $36.2 million, or 37.0%, compared to the third quarter ended September 30, 2013. This increase was primarily related to the acquisition of Industrial Filtration which occurred on February 20, 2014. As a result, consolidated net sales for the third quarter ended September 30, 2014 include the Industrial Filtration segment net sales of $30.6 million. There were no Industrial Filtration segment net sales in the third quarter of 2013. Pre-acquisition business net sales increased $5.7 million, or 5.8%, in the third quarter of 2014 compared to the same period in 2013. In the T/A Metals segment, higher sales volumes resulted in improved net sales of $4.2 million, or 11.6%, compared to the same quarter a year ago. In the T/A Fibers segment, net sales decreased $0.2 million, or 0.5%, compared to the same quarter a year ago with tooling net sales decreasing $4.3 million, nearly offset by higher parts net sales of $4.2 million. Additionally, net sales increased in the Performance Materials segment by $0.8 million, or 2.7%, and in the Life Sciences Vital Fluids business by $1.1 million, or 25.5%, in the third quarter of 2014 compared to the third quarter of 2013. Foreign currency translation had a minimal impact on net sales for the current quarter, compared with the third quarter of 2013.

Net sales for the nine months ended September 30, 2014 increased by $110.2 million, or 37.0%, compared to the nine months ended September 30, 2013. This increase was primarily related to the acquisition of Industrial Filtration. As a result, Industrial Filtration segment net sales of $82.3 million since the date of the acquisition are included in the Company's consolidated net sales for the nine months ended September 30, 2014. Pre-acquisition business net sales for the nine months ended September 30, 2014 increased $27.8 million, or 9.3%, compared to the nine months ended September 30, 2013. In the T/A Fibers and T/A Metals segments, higher sales volumes resulted in improved net sales of $12.8 million, or 14.7%, and $8.8 million, or 7.5%, respectively, compared to the nine months ended September 30, 2013. Additionally, net sales increased in the Performance Materials segment by $4.4 million, or 5.2%, and in the Life Sciences Vital Fluids business by $2.1 million, or 16.3%, during the nine months ended September 30, 2014 compared to the same period of 2013. Foreign currency translation increased net sales by $3.0 million, or 1.0%, for the nine months ended September 30, 2014, compared with the first nine months of 2013, impacting the T/A Metals segment by $2.1 million, or 1.8%, and the Performance Materials segment by $0.9 million, or 1.1%.

Gross Profit

	Quarter Ended			Nine Months Ended
In thousands	Q3-14	Q3-13	Percent Change	YTD-14	YTD-13	Percent Change
Gross profit	$28,564	$20,494	39.4%	$89,416	$64,896	37.8%
Gross margin	21.3%	20.9%		21.9%	21.8%

Gross margin for the third quarter of 2014 was 21.3% compared to 20.9% in the third quarter of 2013. The increase in gross margin was related to pre-acquisition businesses gross margins which increased consolidated gross margin in the third quarter of 2014 compared to the same period in 2013. This increase was primarily the result of improved gross margin from the T/A Fibers segment as a result of increased sales of higher margin part sales compared to lower margin tooling sales, improved absorption of fixed costs and lower raw material costs. The increased gross margins of the pre-acquisition businesses was offset to some extent by the Industrial Filtration segment gross margin. The Industrial Filtration segment gross margin included the negative impact of a $0.2 million purchase accounting adjustment in cost of sales relating to inventory step-up.

Gross margin for the nine months ended September 30, 2014 was 21.9% compared to 21.8% for the nine months ended September 30, 2013. Gross margin was favorably impacted by the pre-acquisition businesses gross margins which increased consolidated gross margin during the nine months ended September 30, 2014 compared to the comparable period of 2013. This increase was primarily the result of improved gross margin from the T/A Fibers segment as a result of increased sales of higher margin part sales compared to lower margin tooling sales, improved absorption of fixed costs and lower raw material costs. This increase in gross margin was offset due to the inclusion of Industrial Filtration, since the date of acquisition. The Industrial Filtration segment gross margin included the negative impact of a $2.1 million purchase accounting adjustment in cost of sales relating to inventory step-up. Gross margin in the nine months ended September 30, 2013 was favorably impacted by a $1.8 million completed pricing negotiation and non-recurring customer project in the T/A Fibers segment.

Selling, Product Development and Administrative Expenses

	Quarter Ended			Nine Months Ended
In thousands	Q3-14	Q3-13	Percent Change	YTD-14	YTD-13	Percent Change
Selling, product development and administrative expenses	$22,785	$13,108	73.8%	$63,438	$41,472	53.0%
Percentage of sales	17.0%	13.4%		15.5%	13.9%

Selling, product development and administrative expenses for the third quarter of 2014 increased by $9.7 million compared to the quarter ended September 30, 2013. Inclusion of the Industrial Filtration segment increased selling, product development and administrative expenses by $3.0 million in the third quarter of 2014 compared to the third quarter of 2013. Also, in the third quarter of 2014 the Company incurred a non-cash pension plan settlement charge of $4.9 million associated with a voluntary one-time lump sum payment option elected by certain former U.S. employees under the Company's domestic defined benefit pension plan. Other selling, product development and administrative expenses associated with pre-acquisition businesses increased in the third quarter of 2014 compared to the third quarter of 2013 related to salaries, benefits and accrued incentive compensation of $1.4 million and professional services of $0.3 million.

Selling, product development and administrative expenses for the nine months ended September 30, 2014 increased $22.0 million compared to the same period of 2013. Inclusion of the Industrial Filtration segment increased selling, product development and administrative expenses by $7.0 million in the first nine months of 2014 compared to the first nine months of 2013 and $2.6 million of transaction related costs were incurred in the first nine months of 2014 by the corporate office, related to the Acquisition. Additionally, the increase in selling, product development and administrative expenses for the nine months ended September 30, 2014 compared to the same period of 2013 was due to a non-cash pension plan settlement charge of $4.9 million associated with a voluntary one-time lump sum payment option elected by certain former U.S. employees under the Company's domestic defined benefit pension plan, and a $2.9 million commission settlement within the T/A Metals segment as the Company terminated a long-standing commercial sales agreement in the second quarter of 2014. Other selling, product development and administrative expenses associated with pre-acquisition businesses increased in the first nine months of 2014, compared to the first nine months of 2013, related to salaries, benefits and accrued incentive compensation of $2.5 million, professional services of $0.9 million, other administrative costs of $0.7 million and product trial costs of $0.5 million.

 Interest Expense

	Quarter Ended			Nine Months Ended
In thousands	Q3-14	Q3-13	Percent Change	YTD-14	YTD-13	Percent Change
Interest expense	$327	$77	324.7%	$819	$231	254.5%
Weighted average interest rate	1.5%	5.4%		1.5%	5.4%

The increase in interest expense for the quarter and nine months ended September 30, 2014 compared to the same periods of 2013 was due to borrowings under the Company’s Amended Credit Facility used to finance the Acquisition, partially offset by lower average principal balances on capital lease obligations.

Other Income/Expense

Other income and expense for the quarters and nine months ended September 30, 2014 and 2013 consisted of activity related to foreign exchange transaction gains and losses and interest income.

Income Taxes

The Company’s effective tax rate was 30.2% and 37.5% for the quarters ended September 30, 2014 and 2013, respectively, and 36.3% and 35.1% for the nine months ended September 30, 2014 and 2013, respectively. The difference in the Company’s effective tax rate for the quarter ended September 30, 2014 compared to the third quarter of 2013 was primarily due to a favorable mix of taxable income generated from countries with lower tax rates compared to that of the United States, and the impact of the pension settlement expense which favorably impacted the third quarter 2014 effective tax rate by approximately 350 basis points. The Company's effective tax rate for the nine months ended September 30, 2014 was negatively impacted by discrete income tax charges of approximately $1.0 million, recorded in the first quarter of 2014, primarily for non-deductible transaction related expenses associated with the acquisition of the Industrial Filtration business. The Company’s effective tax rate for the nine months ended September 30, 2013 included a discrete tax benefit of $0.5 million recorded in the first quarter of 2013 as the Company concluded certain U.S. federal income tax matters through the year ended December 31, 2009.
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
Segment Results

The following tables present sales information for the key product and service groups included within each operating segment as well as other products and services and operating income by segment, for the quarter and nine months ended September 30, 2014 compared with the quarter and nine months ended September 30, 2013:

Net sales by segment:

	Quarter Ended
In thousands	Q3-14	Q3-13	Dollar Change
Performance Materials Segment:
Filtration	$17,911	$15,536	$2,375
Thermal Insulation	7,525	9,877	(2,352)
Life Sciences Filtration	3,190	2,447	743
Performance Materials Segment net sales	28,626	27,860	766

Industrial Filtration Segment:
Industrial Filtration	30,553	—	30,553
Industrial Filtration net sales	30,553	—	30,553

Thermal/Acoustical Metals Segment:
Metal parts	35,165	32,910	2,255
Tooling	4,835	2,939	1,896
Thermal/Acoustical Metals Segment net sales	40,000	35,849	4,151

Thermal/Acoustical Fibers Segment:
Fiber parts	30,807	26,642	4,165
Tooling	206	4,533	(4,327)
Thermal/Acoustical Fibers Segment net sales	31,013	31,175	(162)

Other Products and Services:
Life Sciences Vital Fluids	5,164	4,114	1,050
Other Products and Services net sales	5,164	4,114	1,050
Eliminations and Other	(1,129)	(1,003)	(126)
Consolidated Net Sales	$134,227	$97,995	$36,232

	Nine Months Ended
In thousands	YTD-14	YTD-13	Dollar Change
Performance Materials Segment:
Filtration	$55,330	$50,089	$5,241
Thermal Insulation	24,046	26,612	(2,566)
Life Sciences Filtration	9,355	7,610	1,745
Performance Materials Segment net sales	88,731	84,311	4,420

Industrial Filtration Segment:
Industrial Filtration	82,344	—	82,344
Industrial Filtration net sales	82,344	—	82,344

Thermal/Acoustical Metals Segment:
Metal parts	110,891	101,976	8,915
Tooling	14,904	14,995	(91)
Thermal/Acoustical Metals Segment net sales	125,795	116,971	8,824

Thermal/Acoustical Fibers Segment:
Fiber parts	95,791	80,884	14,907
Tooling	4,043	6,177	(2,134)
Thermal/Acoustical Fibers Segment net sales	99,834	87,061	12,773

Other Products and Services:
Life Sciences Vital Fluids	14,752	12,684	2,068
Other Products and Services net sales	14,752	12,684	2,068
Eliminations and Other	(3,210)	(2,952)	(258)
Consolidated Net Sales	$408,246	$298,075	$110,171

Operating income by segment:

	Quarter Ended
	Q3-14		Q3-13
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$2,272	7.9%	$2,419	8.7%	$(147)
Industrial Filtration	1,833	6.0%	—	0.0%	1,833
Thermal/Acoustical Metals	4,267	10.7%	3,742	10.4%	525
Thermal/Acoustical Fibers	6,911	22.3%	5,206	16.7%	1,705
Other Products and Services	537	10.4%	112	2.7%	425
Corporate Office Expenses	(10,041)		(4,093)		(5,948)
Consolidated Operating Income	$5,779	4.3%	$7,386	7.5%	$(1,607)

	Nine Months Ended
	YTD-14		YTD-13
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$7,701	8.7%	$6,967	8.3%	$734
Industrial Filtration	4,817	5.8%	—	0.0%	4,817
Thermal/Acoustical Metals	10,484	8.3%	11,191	9.6%	(707)
Thermal/Acoustical Fibers	23,531	23.6%	16,792	19.3%	6,739
Other Products and Services	1,243	8.4%	593	4.7%	650
Corporate Office Expenses	(21,798)		(12,119)		(9,679)
Consolidated Operating Income	$25,978	6.4%	$23,424	7.9%	$2,554

Performance Materials

Segment net sales increased $0.8 million, or 2.7%, in the third quarter of 2014 compared to the third quarter of 2013. Higher demand for filtration products of $2.4 million, particularly air filtration in Europe, and to a lesser extent North America, and Life Sciences Filtration products of $0.7 million, were offset to some extent by lower Thermal Insulation products of $2.4 million. Lower sales of Thermal Insulation products was the result of a decline in sales from a key customer in the HVAC market. Foreign currency translation had minimal impact on net sales in the third quarter of 2014 compared to the third quarter of 2013.

The Performance Materials segment reported operating income of $2.3 million, or 7.9% of net sales, in the third quarter of 2014, compared to operating income of $2.4 million, or 8.7% of net sales, in the third quarter of 2013. The decrease in operating income was primarily the result of higher selling, product development and administrative costs of $0.5 million associated with higher accrued incentive compensation and product development costs. These increased costs were offset to some extent by higher gross margins primarily from favorable material costs as a result of lean six sigma continuous improvement initiatives.

Segment net sales increased $4.4 million, or 5.2%, in the first nine months of 2014 compared to the first nine months of 2013. Higher demand for filtration products of $5.2 million, particularly from air filtration and fluid power products in North America and Europe contributed to the increase in net sales. Life Sciences Filtration net sales increased by $1.7 million in the first nine months of 2014, compared to the first nine months of 2013, primarily from life protection application products. Net sales of Thermal Insulation products were lower by $2.6 million in the first nine months of 2014 principally due to a decline in sales to a key customer in the HVAC market. Foreign currency translation positively impacted net sales by $0.9 million, or 1.1%, in the nine months ended September 30, 2014 compared to the nine months ended September 30, 2013.

The Performance Materials segment reported operating income of $7.7 million, or 8.7% of net sales, in the first nine months of 2014, compared to operating income of $7.0 million, or 8.3% of net sales, in the first nine months of 2013. The increase in operating income was the result of higher net sales of $4.4 million in the first nine months of 2014 compared to the first nine months of 2013 as well as a lower material costs improving gross margin as a result of lean six sigma continuous improvement initiatives. Partially offsetting the higher gross profit was increased selling, product development and administrative costs of $1.1 million in the first nine months of 2014 compared to the first nine months of 2013 primarily associated with higher salaries, accrued incentive compensation and product development trial costs.

Industrial Filtration

Segment net sales were $30.6 million in the third quarter of 2014 and $82.3 million from the Acquisition date of February 20, 2014 through September 30, 2014. Additionally, the Industrial Filtration segment reported operating income of $1.8 million, or 6.0% of net sales, in the third quarter of 2014 and $4.8 million, or 5.8% of net sales, from the Acquisition date through September 30, 2014, which included the impact of purchase accounting adjustments in cost of sales related to inventory step-up of $0.2 million and $2.1 million, respectively. There were no comparative results for the quarter and nine months ended September 30, 2013 as the Industrial Filtration segment was created through the Acquisition of that business on February 20, 2014.

Thermal/Acoustical Metals

Segment net sales increased $4.2 million, or 11.6%, in the third quarter of 2014, compared to the third quarter of 2013. Automotive parts net sales increased by $2.3 million, or 6.9%, compared to the third quarter of 2013 due to increased demand from customers served by the Company’s European and North American automotive operations. Market conditions in North America have continued to remain favorable and improving market conditions in Europe have led to increased sales volumes. Tooling net sales in the third quarter of 2014 increased $1.9 million compared to the third quarter of 2013, due to timing of new product launches.

Foreign currency translation had a minimal impact on net sales in the third quarter of 2014 compared with the third quarter of 2013.

The Thermal/Acoustical Metals segment reported operating income of $4.3 million, or 10.7% of net sales, in the third quarter of 2014, compared to operating income of $3.7 million, or 10.4% of net sales, in the third quarter of 2013. The increase in operating income was due to an increase in gross profit of $0.6 million primarily due to improved gross margin on tooling sales and a favorable mix of part sales, partially offset by higher aluminum raw material costs. Segment selling, product development and administrative costs increased $0.1 million in the third quarter of 2014 compared to the third quarter of 2013. This increase is primarily due to higher professional service expenses of $0.3 million associated with the on-going German Federal Cartel investigation, and increased salaries and benefits of $0.3 million. These increased expenses were offset by lower commission expense of $0.4 million, primarily from the result of the second quarter 2014 termination of a long-standing commercial sales agreement in Europe, and a decrease in other administrative expenses of $0.1 million.

Segment net sales increased $8.8 million, or 7.5%, in the first nine months of 2014 compared to the first nine months of 2013. Automotive parts net sales increased by $8.9 million, or 8.7%, compared to the first nine months of 2013 primarily due to increased demand from customers served by the Company’s European and North American automotive operations. Tooling net sales in the first nine months of 2014 were essentially flat compared to the first nine months of 2013. Foreign currency translation positively impacted net sales by $2.1 million, or 1.8%, in the first nine months of 2014 compared with the first nine months of 2013.

The Thermal/Acoustical Metals segment reported operating income of $10.5 million, or 8.3% of net sales, in the first nine months of 2014, compared to operating income of $11.2 million, or 9.6% of net sales, in the first nine months of 2013. The decrease in operating income was due to an increase in selling, product development and administrative costs of $3.5 million in the first nine months of 2014 compared to the first nine months of 2013. This increase was primarily related to a $2.9 million commission settlement associated with the second quarter of 2014 termination of a long-standing commercial sales agreement in Europe, and an increase in professional service expenses of $0.6 million, primarily legal expenses associated with the on-going German Federal Cartel investigation. The increase in selling, product development and administrative costs was offset to some extent by an increase in gross profit of $2.8 million due to increased sales volume and a favorable mix of sales of automotive parts.

Thermal/Acoustical Fibers

Segment net sales decreased $0.2 million, or 0.5%, compared to the third quarter of 2013. Tooling net sales in the third quarter of 2014 decreased $4.3 million compared to the third quarter of 2013 due to timing of new product launches. This decrease was offset by an increase in automotive parts net sales of $4.2 million, or 15.6%, compared to the third quarter of 2013. This increase in automotive parts net sales was driven by higher consumer demand for vehicles in North America on Lydall’s existing platforms and new platform awards as well as timing of certain customer purchases.

The Thermal/Acoustical Fibers segment reported operating income of $6.9 million, or 22.3% of net sales, in the third quarter of 2014, compared to operating income of $5.2 million, or 16.7% of net sales, in the third quarter of 2013. The increase in the third quarter of 2014 operating income was primarily attributable to a favorable mix of higher margin parts sales compared to lower margin tooling sales, improved absorption of fixed costs and lower raw material costs resulting in gross margin improvement of approximately 610 basis points. Segment selling, product development and administrative costs in the third quarter of 2014 increased $0.1 million compared to the third quarter 2013, primarily due to increases in salaries and accrued incentive compensation.

Segment net sales increased $12.8 million, or 14.7%, in the first nine months of 2014, compared to the first nine months of 2013. Automotive parts net sales increased by $14.9 million, or 18.4%, compared to the first nine months of 2013. This increase was driven by higher consumer demand for vehicles in North America on Lydall’s existing platforms and new platform awards as well as timing of certain customer purchases. Tooling net sales in the first nine months of 2014 decreased $2.1 million compared to the first nine months of 2013 due to timing of new product launches.

The Thermal/Acoustical Fibers segment reported operating income of $23.5 million, or 23.6% of net sales, in the first nine months of 2014, compared to operating income of $16.8 million, or 19.3% of net sales, in the first nine months of 2013. The increase in operating income was primarily attributable to an increase in net sales volume of $12.8 million in the first nine months of 2014 compared to the first nine months of 2013, a favorable mix of part sales and a reduction in lower margin net tooling sales, as well as improved absorption of fixed costs, lower material costs and labor efficiencies, resulting in gross margin of improvement of 400 basis points. Segment selling, product development and administrative costs in first nine months of 2014 increased $0.4 million compared to the first nine months of 2013, primarily due to increased salaries and accrued incentive compensation. However, segment selling, product development and administrative costs decreased as a percentage of sales in first nine months of 2014 to 4.9% compared to 5.2% in the first nine months of 2013.

Other Products and Services

Life Sciences Vital Fluids net sales for the quarter ended September 30, 2014 increased $1.1 million, or 25.5%, compared to the same quarter a year ago, primarily due to increased volumes of bioprocessing and cell therapy product net sales.

Life Sciences Vital Fluids reported operating income of $0.5 million, or 10.4% of net sales, for the quarter ended September 30, 2014, compared to operating income of $0.1 million, or 2.7% of net sales, for the third quarter of 2013. This improvement was primarily due to higher net sales and improved absorption of fixed costs. Selling, product development and administrative expenses in the third quarter of 2014 were primarily unchanged from the third quarter of 2013.

Life Sciences Vital Fluids net sales for the first nine months of 2014 increased $2.1 million, or 16.3%, compared to the first nine months of 2013 due to higher volumes of bioprocessing, blood transfusion and cell therapy product net sales, and to a lesser extent, price increases.

Life Sciences Vital Fluids reported operating income of $1.2 million, or 8.4% of net sales, for the nine months ended September 30, 2014, compared to operating income of $0.6 million, or 4.7% of net sales, for the nine months ended September 30, 2013. This improvement was primarily due to higher net sales, favorable mix of products and improved absorption of fixed costs partially offset by increased selling, product development and administrative expenses primarily due to an increase in accrued incentive compensation and an asset write off of $0.1 million associated with the termination of a product distribution agreement.

Corporate Office Expenses

Corporate office expenses for the quarter ended September 30, 2014 were $10.0 million, compared to $4.1 million in the third quarter of 2013. The increase of $5.9 million was primarily due to a non-cash pension plan settlement charge of $4.9 million associated with a voluntary one-time lump sum payment option elected by certain former U.S. employees under the Company's domestic defined benefit pension plan, increases in accrued incentive compensation of $0.5 million, salaries and benefit expense of $0.4 million, and non-cash stock based compensation of $0.2 million.

Corporate offices expenses for the first nine months of 2014 were $21.8 million compared to $12.1 million in the first nine months of 2013. The increase of $9.7 million was primarily due to a non-cash pension plan settlement charge of $4.9 million associated with a voluntary one-time lump sum payment option elected by certain former U.S. employees under the Company's domestic defined benefit pension plan and $2.6 million of transaction related costs associated with the Industrial Filtration acquisition on February 20, 2014, including investment banker and legal fees, and accounting professional services. Additionally, other corporate office expenses increased in the first nine months of 2014 compared to the first nine months of 2013, including accrued incentive compensation of $0.6 million, non-cash stock based compensation of $0.6 million, salaries and benefits of $0.2 million, and other administrative expenses of $0.8 million.
Liquidity and Capital Resources

The Company assesses its liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. The principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect the overall management of liquidity include capital expenditures, investments in businesses, strategic transactions, income tax payments, debt service payments, outcomes of contingencies and pension funding. The Company manages worldwide cash requirements by considering available funds among domestic and foreign subsidiaries. The Company expects to finance its 2014 operating cash and capital spending requirements from existing cash balances, cash provided by operating activities and through borrowings under its existing credit agreement, as needed.

At September 30, 2014, the Company had a cash balance of $76.6 million and borrowing availability of $37.7 million under the Amended Credit Facility net of standby letters of credit outstanding of $2.3 million.

The Company continually explores its core markets for suitable acquisitions, joint ventures, alliances and licensing agreements. If completed, such activities would be financed with existing cash balances, cash generated from operations, cash borrowings under existing credit facility or other forms of financing, as required.

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

The Amended Credit Facility contains a number of affirmative and negative covenants, including financial and operational covenants. The Company is required to meet a minimum interest coverage ratio. The interest coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBIT, to Consolidated Interest Charges, both as defined in the Amended Credit Facility, may not be less than 2.0 to 1.0 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined in the Amended Credit Facility, as of the end of each fiscal quarter of no greater than 3.0 to 1.0. The Company must also meet minimum consolidated EBITDA as of the end of each fiscal quarter for the preceding 12 month period of $30.0 million. The Company was in compliance with all covenants at September 30, 2014.

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

Operating Cash Flows

Net cash provided by operating activities in the first nine months of 2014 was $30.5 million compared with net cash provided by operating activities of $10.9 million in the first nine months of 2013. In the first nine months of 2014, net income and non-cash adjustments to reconcile net income to net cash provided by operating activities was $34.0 million compared to $28.8 million in the first nine months of 2013. Since December 31, 2013, net operating assets and liabilities increased by $3.5 million, primarily due to an increase of $13.2 million in accounts receivable partially offset by a decrease in inventory of $7.4 million and higher accounts payable of $1.1 million as well as all other changes in operating assets and liabilities providing $1.3 million in cash. The increase in accounts receivable was primarily due to higher net sales in the third quarter of 2014 compared to the fourth quarter of 2013 across all of the Company’s pre-acquisition businesses. Net operating assets and liabilities in the first nine months of 2013 increased $17.8 million, primarily driven by accounts receivable and inventory increases, partially offset by increases in accounts payable.

Investing Cash Flows

In the first nine months of 2014, net cash used for investing activities was $88.2 million compared to net cash used for investing activities of $9.7 million in the first nine months of 2013. Investing activities in the first nine months of 2014 primarily consisted of the cash outflow of $79.4 million to fund the Acquisition, net of cash acquired of $7.5 million. Capital expenditures were $8.6 million during the first nine months of 2014, compared with $9.5 million for the same period of 2013. Capital spending for full-year 2014 is expected to be approximately $15.0 million to $18.0 million.

Financing Cash Flows

In the first nine months of 2014, net cash provided by financing activities was $61.5 million compared to net cash used for financing activities in the first nine months of 2013 of $5.5 million. The Company received proceeds of $60.0 million from borrowings under its Amended Credit Facility in the first quarter of 2014 to fund the acquisition of Industrial Filtration. Debt repayments were $0.5 million for the first nine months of 2014 and 2013. The Company received $1.6 million from the exercise of stock options in the first nine months of 2014, compared to $1.2 million in the first nine months of 2013. The Company acquired $0.5 million and $6.4 million in company stock through its stock repurchase and equity compensation plans during the first nine months of 2014 and 2013, respectively.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Footnote 1 of the “Notes to Consolidated Financial Statements” and Critical Accounting Estimates in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2013, and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the quarter or nine months ended September 30, 2014. The Company continues to monitor the recoverability of the long-lived assets at the Company’s DSM Solutech B.V. (“Solutech”) operation as a result of historical operating losses and negative cash flows. Future cash flows are dependent on the success of commercialization efforts of Solutech products by OEMs, the quality of Solutech products and technology advancements and management’s ability to manage costs. In the event that Solutech’s cash flows in the future do not meet current expectations, management, based upon conditions at the time, would consider taking actions as necessary to improve cash flow. A thorough analysis of all the facts and circumstances existing at the time would need to be performed to determine if recording an impairment loss was appropriate.

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

Interest Rate Risk

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impact interest paid on its debt. In February 2014, the Company borrowed $60.0 million from its Amended Credit Facility to fund the Industrial Filtration acquisition. The Company has debt with variable rates of interest based generally on LIBOR. Increases in interest rates could therefore significantly increase the associated interest payments that the Company is required to make on this debt. From time to time, the Company may enter into interest rate swap agreements to manage interest rate risk. The Company has assessed its exposure to changes in interest rates by analyzing the sensitivity to Lydall’s earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on the $60.0 million borrowing as of September 30, 2014, the Company’s net income would decrease by an estimated $0.4 million over a twelve-month period.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer (the “CEO”) and Executive Vice President and Chief Financial Officer (the “CFO”), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the"SEC"), and that such information is accumulated and communicated to management of the Company, with the participation of its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2014 at the reasonable assurance level.

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

Subject to the foregoing, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2014 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of September 30, 2014, there were 267,089 shares remaining available for purchase under the Repurchase Program. During the three months ended September 30, 2014, no shares were repurchased under the Repurchase Program. As reflected in the following table, during the three months ended September 30, 2014, the Company acquired 1,021 shares, with an average price paid per share of $24.55, through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company's equity compensation plans, which allow the Company to withhold the number of shares having fair value equal to each recipient's tax withholding due.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
July 1, 2014 - July 31, 2014	—	$—	—	267,089
August 1, 2014 - August 31, 2014	1,021	$24.55	—	267,089
September 1, 2014 - September 30, 2014	—	$—	—	267,089
	1,021	$24.55	—	267,089

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal executive officer, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal financial officer, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

November 5, 2014	By:	/s/ Robert K. Julian

Robert K. Julian Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

LYDALL, INC.
Index to Exhibits

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal executive officer, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal financial officer, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document