Form 10-K
period 2014-12-31
LYDALL INC /DE/
filed 2015-03-03
CIK 60977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2014
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On June 30, 2014, the aggregate market value of the Registrant’s voting stock held by nonaffiliates was $447,258,411 based on the New York Stock Exchange closing price on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

On February 20, 2015, there were 17,321,903 shares of Common Stock outstanding, exclusive of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the definitive Proxy Statement to be distributed in connection with the Registrant’s
Annual Meeting of Stockholders to be held on April 24, 2015.

The exhibit index is located on pages 43 – 45.

INDEX TO ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2014

The information called for by Items 10, 11, 12, 13 and 14, to the extent not included in this document, is incorporated herein by reference to such information included in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and distributed in connection with Lydall, Inc.’s 2015 Annual Meeting of Stockholders to be held on April 24, 2015.

i

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

Lydall, Inc. and its subsidiaries are hereafter collectively referred to as “Lydall,” the “Company” or the “Registrant.” Lydall and its subsidiaries’ names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Lydall and its subsidiaries.

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current assumptions relating to the Company’s business, the economy and future conditions. Forward-looking statements generally can be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “forecasts,” “predicts,” “targets,” “prospects,” “strategy,” “signs” and other words of similar meaning in connection with the discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash and other measures of financial performance. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Forward-looking statements in this Annual Report on Form 10-K include, among others, statements relating to:

•	Overall economic and business conditions and the effects on the Company’s markets;

•	Outlook for the fiscal year 2015;

•	Expected vehicle production in the North American, European or Asian markets;

•	Growth opportunities in markets served by the Company;

•	Integration of the Industrial Filtration business and expected cost savings from synergy programs;

•	Expected gross margin, operating margin and working capital improvements from the application of Lean Six Sigma;

•	Product development and new business opportunities;

•	Future strategic transactions, including but not limited to: acquisitions, joint ventures, alliances, licensing agreements and divestitures;

•	Pension plan funding requirements;

•	Future cash flow and uses of cash;

•	Future repurchases of the Company’s Common Stock;

•	Future amounts of stock-based compensation expense;

•	Future earnings and other measurements of financial performance;

•	Future levels of indebtedness and capital spending;

•	Ability to meet cash operating requirements;

•	Ability to meet financial covenants in the Company's revolving credit facility;

•	Future impact of the variability of interest rates;

•	Future impact of foreign currency exchange rates;

•	The expected future impact of recently issued accounting pronouncements upon adoption;

•	Future effective income tax rates and realization of deferred tax assets;

•	Estimates of fair values of reporting units and long-lived assets used in assessing goodwill and long-lived assets for possible impairment; and

•	The expected outcomes of legal proceedings and other contingencies.

ii

All forward-looking statements are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements made in this Annual Report on Form 10-K, as well as in press releases and other statements made from time to time by the Company’s authorized officers. Such risks and uncertainties include, among others, worldwide economic cycles that affect the markets which the Company’s businesses serve which could have an effect on demand for the Company’s products and impact the Company’s profitability, challenges encountered by Lydall in the integration of the Industrial Filtration business, disruptions in the global credit and financial markets, including diminished liquidity and credit availability, swings in consumer confidence and spending, unstable economic growth, raw material pricing and supply issues, fluctuations in unemployment rates, increases in fuel prices, and outcomes of legal proceedings, claims and investigations, including with respect to possible violations of German anti-trust laws by employees in the Company's German operation as well as other risks and uncertainties identified in Part I, Item 1A — Risk Factors of this Annual Report on Form 10-K. The Company does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

iii

PART I

Item 1.	BUSINESS

Lydall, Inc. has been incorporated in Delaware since 1987 after originally being incorporated in Connecticut in 1969. The principal executive offices are located in Manchester, Connecticut. The Company designs and manufactures specialty engineered non-woven filtration media, industrial thermal insulating solutions, and thermal and acoustical barriers for filtration/separation and heat abatement and sound dampening applications.

On February 20, 2014, the Company acquired certain industrial filtration businesses ("Industrial Filtration") of Andrew Industries Limited, an Altham, United Kingdom based corporation. The Industrial Filtration business serves a global customer base in the manufacture of non-woven felt filtration media and filter bags used primarily in industrial air filtration applications including power, cement, asphalt, incineration, food and pharmaceutical. This business, which strengthened the Company’s position as an industry leading, global provider of filtration and engineered materials products, added complementary and new technologies and diversified the Company’s end markets and geographic base.

Lydall serves a number of markets. The Company’s products are primarily sold directly to customers through an internal sales force and distributed via common carrier. The majority of products are sold to original equipment manufacturers and tier-one suppliers. The Company differentiates itself through high-quality, specialty engineered innovative products and exceptional customer service. Lydall has a number of domestic and foreign competitors for its products, most of whom are either privately owned or divisions of larger companies.

Foreign and export sales were 46.2% of net sales in 2014, 45.2% in 2013, and 46.7% in 2012. Foreign sales were $190.0 million, $128.0 million, and $127.2 million for the years ended December 31, 2014, 2013 and 2012 respectively. Export sales primarily to Europe, Asia, Mexico and Canada were $57.6 million, $52.1 million, and $49.7 million in 2014, 2013 and 2012, respectively. The increase in foreign sales during 2014, compared to 2013, was primarily related to higher sales from Europe and Asia as a result of the acquisition of Industrial Filtration in February 2014.

Foreign operations generated operating income of $6.2 million, $5.1 million, and $6.4 million for the years ended December 31, 2014, 2013 and 2012, respectively. Total foreign assets were $155.9 million, $103.0 million and $95.1 million at December 31, 2014, 2013 and 2012, respectively. The increase in operating income generated by foreign operations and foreign assets from 2013 to 2014 was primarily due to the addition of the Industrial Filtration segment during 2014. For further detail regarding revenue and financial information about the Company’s geographic areas, see Note 10 to the Consolidated Financial Statements.

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

SEGMENTS

The Company’s reportable segments are Performance Materials, Industrial Filtration, Thermal/Acoustical Metals, and Thermal/Acoustical Fibers. The Performance Materials segment reports the results of the Filtration, Thermal Insulation and Life Sciences Filtration businesses. The Industrial Filtration segment reports the results of Lydall's industrial non-woven felt media and filter bag business. The Thermal/Acoustical Metals segment reports the results of Lydall’s metal parts and related tooling. The Thermal/Acoustical Fibers segment reports the results of Lydall’s automotive fiber parts business and related tooling business for use primarily in automotive applications. Other Products and Services (“OPS”) at December 31, 2014 included the Life Sciences Vital Fluids that was subsequently divested by Lydall on January 30, 2015. For additional information regarding the Company’s reportable segments, please refer to Note 10 in the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Performance Materials Segment

The Performance Materials segment includes filtration media solutions primarily for air, fluid power, and industrial applications (“Filtration”), air and liquid life science applications (“Life Sciences Filtration”), and thermal insulation solutions for building products, appliances, and energy and industrial markets (“Thermal Insulation”).

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

Net sales from the Performance Materials segment represented 21.6% of Lydall’s net sales in 2014 compared with 28.1% in 2013 and 31.2% in 2012. Net sales generated by the foreign operations of the Performance Materials segment accounted for 34.2%, 30.1% and 30.6% of segment net sales in 2014, 2013, and 2012, respectively.

Industrial Filtration Segment

The Industrial Filtration segment includes non-woven felt media and filter bags used primarily in industrial air and liquid filtration applications. Non-woven filter media is the most commonly used filter technology to satisfy increasing emission control regulations in a wide range of industries, including power, cement, steel, asphalt, incineration, mining, food, and pharmaceutical. The business also produces non-woven media that is used in automotive and other commercial applications.

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

Industrial Filtration segment net sales from the date of the acquisition through December 31, 2014 represented 20.9% of the Company’s net sales. Net sales generated by foreign operations of the Industrial Filtration segment accounted for 48.8% of segment net sales in 2014.

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

Thermal/Acoustical Metals segment net sales represented 30.7% of the Company’s net sales in 2014, 39.8% in 2013 and 40.6% in 2012. Net sales generated by foreign operations of the Thermal/Acoustical Metals segment accounted for 58.2%, 59.5% and 59.2% of segment net sales in 2014, 2013 and 2012, respectively.

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

Thermal/Acoustical Fibers segment products offer thermal and acoustical insulating solutions comprised of organic and inorganic fiber composites for the automotive and truck markets primarily in North America. Lydall’s dBCore® is a lightweight acoustical composite that emphasizes absorption principles over heavy-mass type systems. Lydall’s dBLyte® is a high-performance acoustical barrier with sound absorption and blocking properties and can be used throughout a vehicle’s interior to minimize intrusive noise from an engine compartment and road. Lydall’s ZeroClearance® is an innovative thermal solution that utilizes an adhesive backing for attachment and is used to protect vehicle components from excessive heat. Lydall’s specially engineered wheel wells provide a solution with weight reduction and superior noise suppression capabilities over conventional designs.

Thermal/Acoustical Fibers segment net sales represented 24.0% of the Company’s net sales in 2014, 28.7% in 2013 and 24.9% in 2012. There are no net sales generated by foreign operations, as the Thermal/Acoustical Fibers segment only produces domestically.

The Thermal/Acoustical Metals segment and Thermal/Acoustical Fibers segment operating results include allocations of certain costs shared between the segments.

Other Products and Services (“OPS”)

The Life Sciences Vital Fluids business offered specialty products for blood filtration devices, blood transfusion single-use containers and the design and manufacture of single-use solutions for cell growth, frozen storage and fluid handling, as well as equipment for bioprocessing applications.

OPS net sales were 3.7% of the Company’s net sales in 2014 compared with 4.3% in 2013 and 4.4% in 2012.

On January 30, 2015, the Company sold the Life Sciences Vital Fluids business for a cash purchase price of $29.9 million subject to a customary post closing adjustment. The Company believes the sale of this business is aligned with the Company's strategy to focus its resources on its core businesses in the Thermal/Acoustical and Filtration and Engineered materials markets.

GENERAL BUSINESS INFORMATION

Lydall holds a number of patents, trademarks and licenses. While no single patent, trademark or license is critical to the success of Lydall, together these intangible assets are of considerable value to the Company.

The Company’s business can be slightly stronger in the first half of the calendar year given the timing of customer order patterns and customer shutdowns in North America and Europe that typically occur in the third and fourth quarters of each year. Lydall maintains levels of inventory and grants credit terms that are normal within the industries it serves. The Company uses a wide range of raw materials in the manufacturing of its products, including aluminum and other metals to manufacture most of its automotive heat shields and various fibers in its Performance Materials, Industrial Filtration, and Thermal/Acoustical Fibers segments. The majority of raw materials used are generally available from a variety of suppliers.

Sales to Ford Motor Company accounted for 16.5%, 20.0% and 18.8% of Lydall’s net sales in the years ended December 31, 2014, 2013 and 2012, respectively. Sales to Chrysler Group LLC accounted for 10.9% and 10.0% of Lydall's net sales in the years ended December 31, 2013 and 2012. No other customers accounted for more than 10% of Lydall's net sales in such years.

The Company invested $9.0 million in 2014, $7.6 million in 2013, and $7.7 million in 2012 or approximately 2% in 2014, 2013 and 2012 of net sales, in research and development to develop new products and to improve existing products. All amounts were expensed as incurred. Most of the investment in research and development is application specific. There were no significant customer-sponsored research and development activities during the past three years.

Backlog at January 31, 2015 was $76.7 million. Lydall’s backlog was $74.8 million at December 31, 2014, $53.4 million at December 31, 2013, and $48.8 million at December 31, 2012. Contributing to the increase in backlog at December 31, 2014 was the inclusion of the Industrial Filtration Segment acquired in February 2014. Thermal/Acoustical Metals and Thermal/Acoustical Fibers segment backlog, which comprises the majority of total backlog, may be impacted by various assumptions, including future automotive production volume estimates, changes in program launch timing and changes in customer development plans. The Company believes that global automotive orders for a two month period represent a reasonable timeframe to be deemed as firm orders and included as Thermal/Acoustical Metals and Thermal/Acoustical Fibers segment backlog. There are minimal seasonal aspects to Lydall’s backlog.

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

As of December 31, 2014, Lydall employed approximately 2,100 people. Three unions with contracts expiring on September 30, 2016 represent approximately 60 employees in the United States. All employees at the facilities in France and the Netherlands are covered under a National Collective Bargaining Agreement. Certain salaried and all hourly employees in Germany are also covered under a National Collective Bargaining Agreement. Lydall considers its employee relationships to be satisfactory.

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

The Company’s foreign and export sales were 46.2% of net sales in 2014, 45.2% in 2013, and 46.7% in 2012. If the global economy were to take a significant downturn, depending on the length, duration and severity of such downturn, the Company’s business and financial statements could be adversely affected.

The Company’s Thermal/Acoustical Metals and Thermal/Acoustical Fibers segments are tied primarily to general economic and automotive industry conditions — The Company’s Thermal/Acoustical Metals and Thermal/Acoustical Fibers segments, both of which are suppliers in the automotive market, accounted for 54.7%, 68.5%, and 65.5% of consolidated net sales in 2014, 2013, and 2012, respectively. The segments net sales from products manufactured in North America were 67.4%, 65.4%, and 63.1% in 2014, 2013, and 2012, respectively, with the remainder manufactured in Europe and Asia. These segments are tied to general economic and automotive industry conditions as demand for vehicles depends largely on the strength of the economy, employment levels, consumer confidence levels, the availability and cost of credit and the cost of fuel. These factors have had, and could continue to have, a substantial impact on these segments. Adverse developments could reduce demand for new vehicles, causing Lydall’s customers to reduce their vehicle production in North America, Europe and Asia and, as a result, demand for Company products would be adversely affected.

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

The Industrial Filtration acquisition exposes the Company to a number of risks and uncertainties, the occurrence of any of which could materially adversely affect the Company’s business, cash flows, financial condition and results of operations as well as the market price of Lydall’s common stock — On February 20, 2014, the Company acquired the Industrial Filtration businesses and funded the purchase price for the acquisition from cash on hand and borrowings under the Company's amended credit facility. The acquisition exposes the Company to a number of risks and uncertainties, including the subsequent integration of the acquired businesses with the Company, the financial performance of the Industrial Filtration acquisition, risks associated with incurring additional indebtedness and the risks associated with international expansion.

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

The Company’s inability to implement effective internal controls, procedures and policies for the acquired Industrial Filtration businesses as required by Sarbanes-Oxley Act of 2002 within the time periods prescribed thereby — The Company plans to fully evaluate the internal control of the Industrial Filtration businesses as of the year ended December 31, 2015 and then implement the standard integrated framework (2013) of internal controls established by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). We plan to evaluate the internal control of any subsequently acquired companies in a similar fashion and implement the same standard framework at those acquired businesses. The Company cannot provide assurance that it will be able to provide a report that contains no material weaknesses with respect to the Industrial Filtration businesses or any other future acquisition.

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

•
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

The Company incurred a substantial amount of additional indebtedness which could have an adverse effect on the Company’s financial health and make it more difficult for Lydall to obtain additional financing in the future — The Company financed the Industrial Filtration acquisition with available cash and borrowings under the Amended Credit Facility executed on February 18, 2014. Incurring debt to fund acquisitions may have an adverse effect on the Company’s financial condition and may limit Lydall’s ability to obtain any necessary financing in the future for working capital, capital expenditures, future acquisitions, debt service requirements or other purposes. Additionally, the Company may not be able to generate sufficient cash flow or otherwise obtain funds necessary to meet the additional debt obligations. Any default under the Amended Credit Facility would likely result in the acceleration of the repayment obligations to the Company's lenders.

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

The Company is subject to the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, which impose restrictions on the Company and violations of which may carry substantial fines and penalties and result in criminal sanctions — The U.S. Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions, including anti-bribery legislation in the United Kingdom, generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. The Company’s policies mandate compliance with these anti-bribery laws, violations of which often carry substantial fines and penalties and could result in criminal sanctions against the Company, Lydall’s officers or employees. The Company cannot assure that its internal control policies and procedures always will protect it from reckless or other inappropriate acts committed by the Company’s affiliates, employees or agents. Violations of these laws, or allegations of such violations, could have a material adverse effect on Lydall’s business, or financial statements and could cause the market price of Lydall’s common stock to decline.

Raw material pricing, supply issues, and disruptions in transportation networks could affect all of the Company’s businesses — The Thermal/Acoustical Metals segment uses aluminum and other metals to manufacture most of its automotive heat shields. The Thermal/Acoustical Fibers segment, Industrial Filtration segment and Performance Materials segment use various fibers in manufacturing products. If the prices of these raw materials, or any other raw materials used in the Company’s businesses increase, the Company may not have the ability to pass incremental cost increases on to its customers. In addition, an interruption in the ability of the Company to source such materials could negatively impact operations and sales.

If the Company’s goodwill or other long-lived assets become impaired, it may be required to record a significant charge to earnings — The Company reviews its long-lived assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is also tested by the Company for impairment during the fourth quarter of each year. Factors that may be considered a change in circumstances, indicating that the carrying value of goodwill or other long-lived assets may not be recoverable, include, but are not limited to, a decline in the Company’s stock price and market capitalization, reduced future cash flow estimates, and slower growth rates. In 2014, the Company determined that its Solutech long-lived asset group, with a carrying amount of $3.4 million, had excess fair value over its carrying value. The determination of fair value was based on the assumption that Solutech’s customers would succeed in commercializing their products that contain Solutech technology. Small changes in future operating results in Solutech could result in a future non-cash impairment charge to income from operations.

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

The Company is involved in certain legal proceedings and may become involved in future legal proceedings all of which could give rise to liability — The Company is involved in legal proceedings that, from time to time, may be material. These proceedings may include, without limitation, commercial or contractual disputes, intellectual property matters, personal injury claims, shareholder claims, and employment matters. No assurances can be given that such proceedings and claims will not have a material adverse impact on the Company’s financial statements.

The Company is subject to an investigation by antitrust regulators and developments in these investigations and related matters could have a material adverse effect Lydall's consolidated financial position, results of operations or liquidity — The Company is subject to a variety of laws and regulations that govern our business both in the United States and internationally, including antitrust laws. Violations of antitrust laws can result in significant penalties being imposed by antitrust authorities. Expenses and fines arising out of or related to these investigations and related claims can also be significant. Lydall Gerhardi GmbH & Co. KG ("Lydall Gerhardi"), which is an indirect wholly-owned subsidiary of the Company and part of the Thermal/Acoustical Metals segment, is cooperating with the German Federal Cartel Office (Bundeskartellamt) in connection with an investigation, initiated in the second quarter of 2014, relating to possible violations of German anti-trust laws by and among certain European automotive heat shield manufacturers, including

Lydall Gerhardi. The Company is conducting an internal investigation utilizing outside counsel. In the course of this internal investigation, the Company has discovered instances of inappropriate conduct by certain German employees of Lydall Gerhardi. The Company has disclosed its findings in an application for leniency submitted to the German Federal Cartel Office on July 22, 2014. The Company is continuing its internal investigation and has taken, and will continue to take, remedial actions. The German Federal Cartel Office has wide discretion in fixing the amount of a fine, up to a maximum fine of ten percent (10%) of the Company’s annual revenue of the year preceding the year in which the fine is imposed. The Company believes a loss is probable. However, in light of the uncertainties and variables involved, the Company is unable to estimate either the timing or the amount of the loss associated with this matter. There can be no assurance that this matter will not have a material adverse effect on the Company.

New regulations related to conflict minerals could adversely impact the Company’s business — The Dodd-Frank Wall Street Reform and Consumer Protection Act contains provisions designed to improve transparency and accountability concerning the supply of certain minerals, known as conflict minerals, originating from the Democratic Republic of the Congo (DRC) and adjoining countries. In August 2012, the SEC promulgated new disclosure and reporting requirements for companies who use conflict minerals in their products. These requirements may result in changes to the sourcing practices of the Company’s customers which may require the identification and qualification of alternate sourcing for the components of products Lydall manufactures, which could impact the availability of, or cause increases in the price of, materials used in our products. As there may be only a limited number of suppliers offering “conflict free” conflict minerals, there can be no assurance that the Company will be able to obtain necessary conflict free minerals from such suppliers in sufficient quantities or at competitive prices.

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

The Company’s foreign operations expose it to business, economic, political, legal and other risks — The Company believes that in order to be competitive and grow its businesses, it needs to maintain significant foreign operations. Foreign sales were $190.0 million, $128.0 million and $127.2 million for the years ended December 31, 2014, 2013, and 2012, respectively. Foreign operations are subject to inherent risks including political and economic conditions in various countries, unexpected changes in regulatory requirements, longer accounts receivable collection cycles and potentially adverse tax consequences.

Foreign currency exchange rate fluctuations may affect the Company’s results of operations — As a result of the Industrial Filtration acquisition, the Company’s foreign operations expanded substantially and its financial results are more exposed to currency exchange rate fluctuations and an increased proportion of its assets, liabilities and expenses are denominated in non-U.S. dollar currencies. The Company’s foreign and domestic operations seek to limit foreign currency exchange transaction risk by completing transactions in functional currencies whenever practical or through the use of foreign currency forward exchange contracts when deemed appropriate. If the Company does not successfully hedge its currency exposure, changes in the rate of exchange between these currencies and the U.S. dollar may negatively impact the Company. Additionally, translation of the results of operations and financial condition of its foreign operations into U.S. dollars may be affected by exchange rate fluctuations. The Company receives a material portion of its revenue from foreign operations. Foreign operations generated net sales of $190.0 million, $128.0 million, and $127.2 million for the years ended December 31, 2014, 2013, and 2012, respectively, or approximately 35.5%, 32.1% and 33.6%, respectively, of total net sales.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The principal properties of the Company as of December 31, 2014 are situated at the following locations and have the following characteristics:

Location	Primary Business Segment/General Description	Type of Interest
Hamptonville, North Carolina	Thermal/Acoustical Metals and Fibers – Product Manufacturing	Owned
Yadkinville, North Carolina	Thermal/Acoustical Metals and Fibers – Product Manufacturing	Leased
Meinerzhagen, Germany	Thermal/Acoustical Metals – Product Manufacturing	Owned
Saint-Nazaire, France	Thermal/Acoustical Metals – Product Manufacturing	Leased
Taicang, China	Thermal/Acoustical Metals – Product Manufacturing	Leased
Green Island, New York	Performance Materials – Specialty Media Manufacturing	Owned
Rochester, New Hampshire	Performance Materials – Specialty Media Manufacturing	Owned
Saint-Rivalain, France	Performance Materials – Specialty Media Manufacturing	Owned
Geleen, the Netherlands	Performance Materials – Specialty Media Manufacturing	Leased
Heerlen, the Netherlands	Performance Materials – Specialty Media Manufacturing	Leased
Stoke-on-Trent, United Kingdom	Industrial Filtration - Filtration Media Manufacturing	Leased
Rossendale, United Kingdom	Industrial Filtration - Filtration Media Manufacturing	Owned
Bury, United Kingdom	Industrial Filtration - Filtration Media Manufacturing	Leased
Wuxi, China	Industrial Filtration - Filtration Media Manufacturing	Leased
Shanghai, China	Industrial Filtration - Filtration Media Manufacturing	Leased
North Augusta, South Carolina	Industrial Filtration - Filtration Media Manufacturing	Owned
Bethune, South Carolina	Industrial Filtration - Filtration Media Manufacturing	Leased
Winston-Salem, North Carolina (a)	Other Products and Services – Biomedical Products Manufacturing	Leased
Manchester, Connecticut	Corporate Office	Owned

(a) On January 30, 2015 the Company sold the Life Sciences Vital Fluids business. As a result of this transaction, on January 30, 2015, this leased facility is no longer a property of the Company.

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

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Lydall, Inc. or its subsidiaries, together with the offices presently held by them, their business experience since January 1, 2010, and their age as of February 27, 2015, the record date of the Company’s 2015 Annual Meeting, are as follows:

Name	Age	Position and Date of Appointment	Other Business Experience Since 2010
Dale G. Barnhart	62	President, Chief Executive Officer (August 27, 2007)	Not applicable
Robert K. Julian	52	Executive Vice President and Chief Financial Officer (October 29, 2012)
Senior Vice President and Chief Financial Officer, Legrand North America (2004 – 2012), a provider of products and systems for electrical installation and information networks for commercial, residential and industrial buildings.

Joseph A. Abbruzzi	56	President, Industrial Filtration (February 20, 2014); formerly Sr. V.P., General Manager, Lydall Thermal/Acoustical Fibers (March 14, 2011)
Vice President & General Manager, Guardian Automotive, Glass Division (2007 – 2010), a manufacturer of glass products for commercial, residential, interiors, automotive, energy/solar, and technical glass industries.

William M. Lachenmeyer	56	Vice President, Human Resources (September 30, 2013)	Vice President Human Resources, Smith & Wesson Holding Corporation (2005 – 2012), a manufacturer of firearms.
James V. Laughlan	42
Vice President, Chief Accounting Officer and Treasurer (March 26, 2013); formerly Chief Accounting Officer, Controller and Treasurer (July 27, 2012); formerly Chief Accounting Officer and Controller (March 29, 2010); formerly Principal Accounting Officer and Controller (December 4, 2007); formerly Controller (October 17, 2005)
			Not applicable
Chad A. McDaniel	41	Vice President, General Counsel and Secretary (May 10, 2013)
Associate General Counsel, United Technologies Corporation (“UTC”), Sikorsky Aircraft division (2012 – 2013), Director; Executive Assistant to the President, UTC Fire & Security division (2010 – 2012); UTC is a manufacturer of high-technology products and services for the global aerospace and building systems industries.

David H. Williams	50	President, Performance Materials (June 27, 2012)	General Manager, Saint-Gobain-Performance Plastic division (2009 – 2012), a producer of engineered, high performance polymer products.

There is no family relationship among any of the Company’s directors or executive officers.

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

PRICE RANGE OF COMMON STOCK AND DIVIDEND HISTORY

The Company’s Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol LDL. The table below shows the range of reported sale prices on the NYSE Composite Tape for the Company’s Common Stock for

the periods indicated. As of December 31, 2014, 7,472 stockholders of record held 17,318,680 shares of Lydall’s Common Stock, $.10 par value.

	High	Low	Close
2014
First Quarter	$23.24	$16.55	$22.87
Second Quarter	29.66	21.50	27.37
Third Quarter	31.64	24.20	27.01
Fourth Quarter	33.57	25.33	32.82
2013
First Quarter	$16.08	$14.54	$15.35
Second Quarter	15.38	13.29	14.60
Third Quarter	17.18	14.53	17.17
Fourth Quarter	19.27	15.50	17.62

The Company does not pay a cash dividend on its Common Stock. The Company’s Amended Credit Facility entered into on February 18, 2014, places no restrictions on cash dividend payments, so long as the payments do not place the Company in default.

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

As of December 31, 2014, there were 267,089 shares remaining available for purchase under the Repurchase Program. During 2014, no shares were repurchased under the Repurchase Program. The Company acquired 33,252 shares through withholding during 2014, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, which allow the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due. The following table details the activity for the fourth quarter ended December 31, 2014.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Activity October 1, 2014 - October 31, 2014	—	—	—	267,089
Activity November 1, 2014 - November 30, 2014	8,513	$28.73	—	267,089
Activity December 1, 2014 - December 31, 2014	—	—	—	267,089
Total	8,513	—	—	267,089

PERFORMANCE GRAPH

The following performance graph and related information shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any filing of Lydall, Inc. under the Exchange Act, except to the extent that the Company specifically incorporates it by reference in such filing.

The following graph compares the cumulative total return on Lydall’s shares over the past five years with the cumulative total return on shares of companies comprising the Standard & Poor’s Smallcap 600 Index and the Russell 2000 Index. Cumulative total return is measured assuming an initial investment of $100 on December 31, 2009, including reinvestment of dividends, if any. Due to the diversity of niche businesses that the Company participates in, it is difficult to identify a reasonable peer group or one industry or line-of-business index for comparison purposes. Thus, Lydall has chosen to compare its performance to the Standard & Poor’s Smallcap 600 Index and to the Russell 2000 Index, which are comprised of issuers with generally similar market capitalizations to that of the Company.

	12/31/2009	12/31/2010	12/31/2011	12/31/2012	12/31/2013	12/31/2014
Lydall, Inc.	100.00	154.51	182.15	275.24	338.20	629.94
S&P Smallcap 600	100.00	126.31	127.59	148.42	209.74	221.81
Russell 2000	100.00	126.86	121.56	141.43	196.34	205.95

*	$100 invested on 12/31/09 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

In thousands except per share amounts and ratio data	2014	2013	2012	2011	2010
Financial results from continuing operations
Net sales	$535,829	$397,969	$378,924	$383,588	$316,113
Income from continuing operations	$21,847	$19,155	$16,806	$9,047	$1,899
Common stock per share data
Basic income from continuing operations	$1.31	$1.16	$1.01	$0.54	$0.11
Basic income from discontinued operations	$—	$—	$—	$0.28	$0.04
Basic net income	$1.31	$1.16	$1.01	$0.82	$0.16
Diluted income from continuing operations	$1.28	$1.14	$0.99	$0.54	$0.11
Diluted income from discontinued operations	$—	$—	$—	$0.28	$0.04
Diluted net income	$1.28	$1.14	$0.99	$0.82	$0.16
Financial position
Total assets	$361,770	$274,685	$251,916	$235,185	$230,738
Long-term debt, net of current maturities	$40,315	$1,051	$1,646	$2,261	$3,392
Total stockholders’ equity	$212,599	$200,087	$174,496	$160,852	$154,145
Property, plant and equipment
Net property, plant and equipment	$115,357	$78,863	$76,254	$78,939	$88,236
Capital expenditures	$19,001	$13,826	$11,404	$8,884	$12,001
Depreciation	$16,659	$12,109	$12,784	$13,625	$13,650
Performance and other ratios
Gross margin	21.5%	21.4%	20.5%	17.6%	17.0%
Operating margin	6.4%	7.2%	5.6%	4.2%	1.1%
Total debt to total capitalization	16.1%	0.8%	1.4%	2.0%	3.1%

Please read Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Annual Report on Form 10-K and the Notes to the Consolidated Financial Statements for specific changes in the Company and its markets that provide context to the above data for the years 2012 through 2014 including, without limitation, discussions concerning (i) how global economic uncertainties have affected the Company’s results; (ii) the impact of the acquisition of Industrial Filtration; (iii) asset impairment charges; (iv) pension settlement charges and (v) the Company’s effective tax rate. In 2011, changes in the Company that provide context to the above data include the recording of a pre-tax gain on the sale of a product line of $1.6 million, or $0.10 per diluted share, within the Performance Materials segment, and the impact of disposition of business operations of $4.7 million or $0.28 per diluted share. In 2010, changes in the Company that provide context to the above data include the recording of a pretax gain on the sale of a product line of $2.5 million, or $0.15 per diluted share, within the Performance Materials segment.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Outlook

Lydall, Inc. and its subsidiaries (collectively, the “Company” or “Lydall”) designs and manufactures specialty engineered non-woven filtration media, industrial thermal insulating solutions, and thermal and acoustical barriers for filtration/separation and heat abatement and sound dampening applications. Lydall principally conducts its business through four reportable segments: Performance Materials, Industrial Filtration, Thermal/Acoustical Metals and Thermal/Acoustical Fibers, with sales globally.

The Performance Materials segment includes filtration media solutions primarily for air, fluid power and industrial applications (“Filtration”), air and liquid life science applications (“Life Sciences Filtration”), and thermal insulation solutions for building products, appliances, and energy and industrial markets (“Thermal Insulation”).

The Industrial Filtration segment includes non-woven felt media and filter bags used primarily in industrial air and liquid filtration applications. Non-woven filter media is the most commonly used filter technology to satisfy increasing emission control regulations in a wide range of industries including power, cement, steel, asphalt, incineration, mining, food and pharmaceutical. The business also produces non-woven media that is used in automotive and other commercial applications.

The Thermal/Acoustical Metals ("T/A Metals") segment offers a full range of innovative engineered products to assist in noise and heat abatement within the transportation sector. Lydall products are found in underbody (tunnel, fuel tank, exhaust, rear muffler and spare tire) and under hood (engine compartment, turbo charger, and manifolds) of cars, trucks, SUVs, heavy duty trucks and recreational vehicles.

The Thermal/Acoustical Fibers ("T/A Fibers") segment offers a full line of innovative engineered products to assist in noise and heat abatement within the transportation sector. Lydall products are found in the interior (dash insulators), underbody (wheel well, fuel tank, exhaust) and under hood (engine compartment) of cars, trucks, SUVs, heavy duty trucks and recreational vehicles.

Other Products and Services (“OPS”) was comprised of the Life Sciences Vital Fluids business. Life Sciences Vital Fluids offered specialty products for blood filtration devices, blood transfusion single-use containers and bioprocessing single-use containers and products for containment of media, buffers and bulk intermediates used in biotech, pharmaceutical and diagnostic reagent manufacturing processes. On January 30, 2015, the Company sold its Vital Fluids business for a cash purchase price of $29.9 million.

Highlights

On February 20, 2014, the Company completed an acquisition of certain industrial filtration businesses (“Industrial Filtration”) of Andrew Industries Limited, an Altham, United Kingdom based corporation pursuant to the terms of a Sale and Purchase Agreement (the “Sale and Purchase Agreement”) for $86.9 million in cash (“the Acquisition”). The Company funded the purchase price of the Acquisition from cash on hand and borrowings under the Company’s Amended Credit Facility. The results of Industrial Filtration have been included in the Company’s financial statements since the date of the Acquisition. As a result, the consolidated financial results for the year ended December 31, 2014 do not reflect a full twelve months of the Industrial Filtration business. The Acquisition resulted in the inclusion of Industrial Filtration’s assets and liabilities as of the acquisition date at their respective fair values. Accordingly, the Acquisition materially affected the Company’s results of operations and financial position.

Below are financial highlights comparing Lydall’s 2014 results to its 2013 results:

•
Consolidated net sales of $535.8 million, an increase of $137.9 million, or 34.6%, as net sales increased 6.4% related to pre-acquisition businesses and 28.2% from the Acquisition. Foreign currency translation had a minimal impact on sales.

•
Gross margin increased to 21.5%, compared to 21.4%, principally led by the T/A Fibers segment which experienced favorable product mix as well as improved absorption of fixed costs and lower raw material costs, partially offset by lower Industrial Filtration segment gross margin.

•	Selling, product development and administrative expenses were $80.9 million, or 15.1% of net sales, compared to $56.5 million, or 14.2% of net sales;

◦	Inclusion of the Industrial Filtration segment in 2014 increased selling, product development and administrative expenses by $9.5 million;

◦
Selling, product development and administrative expenses increased by $5.4 million in all of the Company's pre-acquisition operating businesses including in the Performance Materials, T/A Fibers and T/A Metals segments as well as in Other Products and Services. This increase was primarily related to a $2.9 million commission settlement in the T/A Metals segment as the Company terminated a long-standing commercial sales agreement in 2014. Other increases were primarily associated with higher salaries and benefits expenses, including an increase of $1.3 million in accrued incentive compensation under the Company's 2014 bonus program. Excluding the $2.9 million commission settlement expense in the T/A Metals segment, selling, product development and administrative expenses in the Company's pre-acquisition operating businesses were flat as a percentage of net sales in 2014 compared to 2013.

◦
Corporate office administrative expenses increased by $9.6 million primarily due to a non-cash pension plan settlement charge of $4.9 million associated with a voluntary one-time lump sum payment option elected by certain former U.S. employees under the Company's domestic defined benefit pension plan, an increase of $1.4 million of transaction related costs associated with the Industrial Filtration acquisition, and increases in salaries and benefit expenses, including greater accrued incentive compensation under the Company's 2014 bonus program and stock-based compensation aggregating to $1.3 million, and increases in other administrative expenses.

•	Operating income was $34.0 million, or 6.4% of net sales, compared to $28.7 million, or 7.2% of net sales;

◦
Industrial Filtration segment operating income was $6.4 million, or 5.7% of Industrial Filtration segment net sales, including the unfavorable impact of $2.1 million, or 180 basis points, of purchase accounting adjustments relating to inventory step-up.

◦
Operating income from Performance Materials, T/A Metals, T/A Fibers, OPS and corporate office was $27.6 million, or 6.5% of pre-acquisition business net sales, compared to $28.7 million, or 7.2% in 2013. The increase in selling, product development and administrative expenses of $14.9 million was partially offset by an increase in gross profit of $13.8 million in 2014 compared to 2013. The increase in gross profit was primarily from the T/A Fibers segment and to a lesser extent the T/A Metals segment due to higher sales volumes and a favorable mix of part sales in both segments, and improved absorption of fixed costs, lower raw material costs and labor efficiencies in the T/A Fibers segment.

•	Net income was $21.8 million, or $1.28 per diluted share, compared to $19.2 million, or $1.14 per diluted share in 2013;

•
Cash generated from operations was $41.6 million in 2014 compared to $30.3 million in 2013, the increase primarily a result of increased net income adjusted for non-cash items, in 2014 compared to 2013, offset to some extent by increased working capital requirements.

Other Matters

On February 18, 2014, the Company amended and restated its $35 million senior secured revolving domestic credit facility to increase the available borrowing under this agreement to $100 million. The amended credit facility, secured by substantially all of the assets of the Company, has a maturity date of January 31, 2019 and was completed with the same financial institution as well as two additional financial institutions. The Company entered into this amended credit facility in part to fund $60 million of the purchase price of the Acquisition, as well as provide the Company with greater borrowing flexibility, more favorable interest rates and financial covenants. As of December 31, 2014, the Company had outstanding borrowings under this credit facility of $40 million, and a consolidated leverage ratio of 0.7.

On January 30, 2015, the Company sold all of the outstanding shares of common stock of its Vital Fluids business for a cash purchase price of $29.9 million, subject to a customary post-closing adjustment (the “Disposition”). The Disposition was completed pursuant to a Stock Purchase and Sale Agreement, dated January 30, 2015, by and among the Company, and the Buyer. The Company expects to recognize an after tax gain on the sale of this business of approximately $10 to $12 million in the first quarter of 2015.

Outlook

The Company’s long-term strategy to drive profitable growth remains unchanged and comprises four elements; (i) increasing revenues and margins through new product development, (ii) geographic expansion, (iii) acquisitions that are aligned with identified growth areas, and (iv) operational excellence through the application of Lydall Lean Six Sigma initiatives.

The Company continually searches for suitable acquisitions. The acquisition of Industrial Filtration in early 2014 was aligned with the Company’s strategic objectives to strengthen Lydall’s leadership position in the filtration and engineered materials markets that it serves. This acquisition expanded the Company’s position as an industry-leading, global provider of filtration products and provides complementary and new technologies while adding significant revenue growth. The acquisition was accretive to Lydall’s 2014 full-year earnings and cash flow, inclusive of transaction related expenses, the effect of inventory step-up and incremental amortization of intangible assets. A major focus for the Company in 2014 which will continue into 2015 was the introduction of Lydall Lean Six Sigma principles to the acquired businesses, which will continue to drive expected cost synergies post 2014.

As described above the Company completed its divestiture of the Vital Fluids business. The disposition was aligned with the Company's strategy to focus its resources on its core businesses in the Thermal/Acoustical and Filtration and Engineered Materials markets. The Company continually evaluates its businesses against its long-term strategy.

Looking forward into 2015, the Company is seeing stable demand for its products globally and anticipates demand to be in line with or exceed industry growth rates by geographic region.

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

In thousands of dollars	2014	Percent Change	2013	Percent Change	2012
Net sales	$535,829	34.6%	$397,969	5.0%	$378,924

Net sales in 2014 increased $137.9 million, or 34.6%, compared to 2013. Foreign currency translation had a minimal impact on net sales in 2014 compared to 2013. The increase in net sales was primarily due to the acquisition of Industrial Filtration. As a result, Industrial Filtration segment net sales of $112.2 million since the date of the acquisition are included in the Company's 2014 consolidated net sales. Pre-acquisition business net sales increased $25.6 million, or 6.4%, compared to 2013. In the T/A Fibers and T/A Metals segments, higher sales volumes resulted in improved parts net sales of $18.6 million, or 17.6%, and $9.3 million, or 6.8%, respectively, compared to 2013. These increases were offset to some extent by lower tooling sales in the T/A Fibers and T/A Metals segments of $4.3 million and $3.4 million, respectively, due to the timing of new product launches. Additionally, net sales increased in the Performance Materials segment by $3.9 million, or 3.5%, and in the Life Sciences Vital Fluids business by $2.5 million, or 14.6%, compared to 2013.

Net sales in 2013 increased $19.0 million, or 5.0%, compared to 2012. Foreign currency translation increased net sales in 2013 by $3.8 million, or 1.0%, compared to 2012, impacting the Thermal/Acoustical Metals segment’s net sales by $2.7 million, or 1.8%, and the Performance Materials segment’s net sales by $1.1 million, or 0.9%. The increase in net sales was primarily due to higher net sales of $19.9 million, or 21.1%, for the T/A Fibers segment compared to 2012 as parts net sales increased by $12.4 million, or 13.2%, and tooling sales increased $7.5 million. Net sales in the T/A Metals segment increased $4.5 million, or 2.9%, compared to 2012, primarily due to increased tooling net sales and foreign currency translation. OPS net sales increased $0.3 million, or 1.9%. The increase in net sales in the T/A Fibers and Metals segments and OPS were partially offset by lower sales volumes in the Performance Material Segment of $6.0 million or 5.1%.

Gross Profit

In thousands of dollars	2014	2013	2012
Gross profit	$114,978	$85,225	$77,807
Gross margin	21.5%	21.4%	20.5%

The increase in gross margin by 10 basis points in 2014 compared to 2013 was attributable to the pre-acquisition businesses gross margins which increased consolidated gross margin in 2014, mostly offset by the inclusion of Industrial Filtration, since the date of acquisition, which reduced the Company's overall gross margin percentage in 2014 compared to 2013. This increase in the pre-acquisition business gross margin was primarily the result of improved gross margin from the T/A Fibers segment, which positively impacted the Company's overall gross margin, as a result of increased sales of higher margin part sales compared to lower margin tooling sales, improved absorption of fixed costs, lower raw material costs and labor efficiencies. To a lesser extent gross margin also improved in the T/A Metals segment due to a favorable mix of part sales, partially offset by higher aluminum raw material costs, particularly associated with sourcing raw material for the Company's start-up operation in China. Increases in gross margin for the Performance Materials segment and OPS had minimal positive impact on the Company's overall gross margin percentage in 2014 compared to 2013. The Industrial Filtration segment gross margin included the negative impact of a $2.1 million purchase accounting adjustment in cost of sales relating to inventory step-up due to the acquisition.

The increase in gross margin by 90 basis points in 2013 compared to 2012 was attributable to the T/A Fibers segment due to lower raw material costs, improved absorption of fixed overhead costs as a result of higher net sales, labor efficiencies and other cost savings. Small changes in gross margin for the T/A Metals and Performance Materials segments and OPS had minimal impact on the Company’s consolidated gross margin.

Selling, Product Development and Administrative Expenses

In thousands of dollars	2014	2013	2012
Selling, product development and administrative expenses	$80,930	$56,512	$57,239
Percentage of net sales	15.1%	14.2%	15.1%

Selling, product development and administrative expenses increased by $24.4 million, or 43.2%, in 2014 compared to 2013. Inclusion of the Industrial Filtration segment increased selling, product development and administrative expenses by $9.5 million in 2014 compared to 2013 and transaction related costs, included in corporate office expenses, increased $1.4 million related to the Acquisition. Additionally, the increase in selling, product development and administrative expenses in 2014 compared to 2013 was due to a non-cash pension plan settlement charge of $4.9 million, included in corporate office expenses, associated with a voluntary one-time lump sum payment option elected by certain former U.S. employees under the Company's domestic defined benefit pension plan, and a $2.9 million commission settlement within the T/A Metals segment as the Company terminated a long-standing commercial sales agreement in 2014. Other selling, product development and administrative expenses associated with pre-acquisition businesses increased in 2014, compared to 2013, related to salaries and benefits of $3.0 million, including $2.0 million of accrued incentive compensation as a result of meeting and exceeding certain operating performance targets in 2014 under an incentive bonus program, professional services of $1.1 million, other administrative costs of $1.3 million and product trial costs of $0.3 million.

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

Gain on Sale of Product Line

In thousands of dollars	2014	2013	2012
Gain on sale of product line	$—	$—	$(810)

On June 30, 2010, the Company divested its electrical papers product line business, included in the Performance Materials segment, for total consideration of $5.8 million, of which $4.8 million was paid on June 30, 2010, with the remaining $1.0 million paid in accordance with a License Agreement on July 2, 2012. This transaction contained multiple deliverables, some of which were delivered on June 30, 2010, and recognized in income, while others were delivered in subsequent periods. The Company deferred $3.2 million of the gain from this sale related to undelivered elements of the transaction at June 30, 2010. As part of the sale transaction, the Company entered into a License Agreement with the buyer. Pursuant to the License Agreement, treated as a separate unit of accounting, the Company granted the buyer the right to use certain process technology and provided certain services to the buyer to facilitate the transfer of know-how for the manufacture of electrical paper products. The deferred gain amount was recognized as income as services under the License Agreement were delivered in periods subsequent to the sale, including $0.8 million in 2012. As of June 30, 2012, the Company satisfied its obligations under the License Agreement.

Interest Expense

In thousands of dollars	2014	2013	2012
Interest expense	$1,093	$304	$365
Weighted average interest rate during the year	1.5%	5.4%	5.4%

The increase in interest expense in 2014 compared to 2013 was due to borrowings under the Company's Amended Credit Facility used to finance the Acquisition, partially offset by lower average principal balances on capital lease obligations.

Interest expense was lower in 2013 compared to 2012 due to lower average principal balances on capital lease obligations.

Other Income and Expense

In thousands of dollars	2014	2013	2012
Other (income) expense, net	$(701)	$67	$31

The increase in other income in 2014 compared to 2013 primarily relates to foreign currency transaction gains associated with intercompany loans denominated in currencies other than the Company's functional currency. The amounts included in other expense (income), net, in 2013 and 2012 are primarily related to foreign currency transaction gains and losses and interest income.

Income Taxes

	2014	2013	2012
Effective income tax rate	35.1%	32.4%	19.9%

The Company’s effective tax rate for 2014 was 35.1% compared to 32.4% in 2013 and 19.9% in 2012. In 2014, the difference between the Company’s effective tax rate and the statutory federal income tax rate was due to a favorable mix of taxable income generated from countries with lower tax rates compared to that of the United States resulting in a tax benefit of $1.2 million and a tax benefit of $0.9 million attributable to the Domestic Production Activities Deduction. These favorable adjustments were partially offset by tax expense of $0.8 million related to nondeductible transaction costs from the Industrial Filtration acquisition, and a net increase in tax valuation allowances of $0.2 million.

In 2014, the Company recorded tax valuation allowances of $1.1 million against certain net foreign deferred tax assets in the Netherlands and China as future realization of the assets were not reasonably assured, which were partially offset by the reversal of tax valuation allowances against state tax credits of $0.5 million and certain foreign jurisdictions of $0.4 million.

For 2013, the difference between the Company’s effective tax rate and the statutory federal income tax rate was primarily caused by the release of valuation allowances against state tax credit carryovers of $1.1 million, $0.8 million of benefit relating to Domestic Production Activities Deduction, and a tax benefit of $0.5 million related to the conclusion of certain U.S. federal income tax matters through the year ended December 31, 2009. These favorable tax adjustments were partially offset by an increase in valuation allowance established against a foreign net deferred tax asset. The $1.1 million reversal of valuation allowances against state tax credit carryovers included $0.3 million of state tax credits which offset 2013 state income taxes and $0.8 million expected to benefit future periods. In 2013, the Company maintained a full valuation allowance against a foreign deferred tax asset in the Netherlands as future realization of the asset was not reasonably assured due to consistent historical losses since 2008. During 2013, the Company increased this valuation allowance by $0.6 million in order to reserve against additional loss carryforwards that were generated in the Netherlands during the current year.

For 2012, the difference between the Company’s effective tax rate and the statutory federal income tax rate was primarily caused by the release of valuation allowances against foreign tax credit carryovers of $3.9 million and state net operating loss carryovers, partially offset by an increase in valuation allowance established against a foreign net deferred tax asset. The Company’s state income taxes in 2012 were offset by the reversal of valuation allowances against state net operating loss carryovers of $0.5 million as the Company used certain state net operating loss carryovers to offset 2012 state income taxes. During 2012, the Company increased its valuation allowance against a foreign deferred tax asset in the Netherlands by $0.7 million as future realization of such tax benefit was not reasonably assured.

The IRS released final tangible property regulations on September 13, 2013 regarding the capitalization of expenditures related to tangible property. All taxpayers must comply with the final tangible property regulations beginning with the first tax year on or after January 1, 2014. The final regulations did not have a significant impact on the Company’s consolidated financial statements in 2014.

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, China, France, Germany, Hong Kong, the Netherlands and the United Kingdom. The Company is no longer subject to U.S. federal examinations for years before 2010, state and local examinations for years before 2002, and non-U.S. income tax examinations for years before 2003.

SEGMENT RESULTS

Consolidated Net Sales	For the Years Ended December 31,
In thousands	2014	2013	2012
Performance Materials Segment:
Filtration	$71,648	$64,752	$68,379
Thermal Insulation	31,404	36,929	38,449
Life Sciences Filtration	12,814	10,320	11,207
Performance Materials Segment net sales	115,866	112,001	118,035
Industrial Filtration Segment:
Industrial Filtration	112,220	—	—
Industrial Filtration net sales	112,220	—	—
Thermal/Acoustical Metals Segment:
Metal parts	145,135	135,833	136,276
Tooling	19,130	22,573	17,645
Thermal/Acoustical Metals Segment net sales	164,265	158,406	153,921
Thermal/Acoustical Fibers Segment:
Fiber parts	124,458	105,876	93,519
Tooling	4,133	8,444	917
Thermal/Acoustical Fibers Segment net sales	128,591	114,320	94,436
Other Products and Services:
Life Sciences Vital Fluids	19,682	17,175	16,853
Other Products and Services net sales	19,682	17,175	16,853
Eliminations and Other	(4,795)	(3,933)	(4,321)
Consolidated Net Sales	$535,829	$397,969	$378,924

Operating Income	For the Years Ended December 31,
In thousands	2014	2013	2012
Performance Materials Segment	$9,706	$9,462	$10,400
Industrial Filtration Segment	6,412	—	—
Thermal/Acoustical Metals Segment	13,823	14,088	14,708
Thermal/Acoustical Fibers Segment	29,167	21,486	12,851
Other Products and Services:
Life Sciences Vital Fluids	1,582	778	1,190
Corporate Office Expenses	(26,642)	(17,101)	(17,771)
Consolidated Operating Income	$34,048	$28,713	$21,378

Performance Materials Segment

Segment net sales increased $3.9 million, or 3.5%, in 2014 compared to 2013, due to increased sales volumes and to a lesser extent, the positive impact of foreign currency translation of $0.2 million or 0.2%. An increase in Filtration net sales of $6.9 million, or 10.6%, primarily contributed to the increase in segment net sales due to increased demand for air filtration and fluid power products in North America and Europe. Net sales of Life Sciences Filtration products increased by $2.5 million, or 24.2%, in 2014 compared to 2013, due to increased demand for liquid filtration and water application products. These increases were partially offset by lower net sales of Thermal Insulation products of $5.5 million, or 15.0%, in 2014 compared to 2013, principally due to a decline in sales to a key customer in the HVAC market offset to some extent by increased sales of insulation and automotive filtration products.

The Performance Materials segment reported operating income of $9.7 million, or 8.4% of net sales in 2014, compared to operating income of $9.5 million, or 8.4% of net sales in 2013. During 2014, the impact of higher sales volume and lower material costs resulted in increased gross margin of approximately 50 basis points, which was nearly offset by higher selling, product development and administrative expenses of $1.2 million, or 7.0%, in 2014 compared to 2013. The higher segment selling, product development and administrative expenses were primarily related to increased accrued incentive compensation of $0.9 million as a result of meeting certain operating performance targets in 2014 compared to 2013 when operating performance targets were not met by the business. Also, increases in salaries and benefits expense of $0.3 million and product development trial costs of $0.2 million contributed to the increase in selling, product development and administrative expenses in 2014. These increases were partially offset by lower general administrative expenses of $0.2 million primarily related to lower advertising costs and lower depreciation and amortization expense in 2014 compared to 2013.

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

Industrial Filtration Segment

Segment net sales were $112.2 million from the Acquisition date of February 20, 2014 through December 31, 2014. Approximately 50% of net sales in this segment were manufactured at Industrial Filtration sites in North America with the remaining net sales split nearly evenly between manufacturing sites in Europe and Asia. The Industrial Filtration segment reported operating income of $6.4 million, or 5.7% of net sales from the Acquisition date through December 31, 2014, which included the impact of purchase accounting adjustments in cost of sales related to inventory step-up of $2.1 million negatively impacting operating margin by 180 basis points. There were no comparative results for the year ended December 31, 2013 as the Industrial Filtration segment was created through the Acquisition of that business on February 20, 2014.

Thermal/Acoustical Metals Segment

Segment net sales increased by $5.9 million, or 3.7%, in 2014 compared to 2013. Foreign currency translation positively impacted net sales by $0.1 million, or 0.1%, in 2014 compared to 2013. Automotive parts net sales increased by $9.3 million, or 6.8%, in 2014 compared to 2013, primarily due to increased demand from customers served by the Company’s North American and European automotive operations and to a lesser extent, parts sales in China as the Company's new manufacturing facility began production in 2014. Market conditions in North America have continued to remain favorable and improved in Europe which led to increased sales volumes. Tooling net sales in 2014 were lower by $3.4 million, or 15.3%, due to timing of new product launches, particularly in Europe.

The Thermal/Acoustical Metals segment reported operating income of $13.8 million, or 8.4% of net sales, in 2014 compared to $14.1 million, or 8.9% of net sales, in 2013. The decrease in operating income was due to an increase in selling, product development and administrative costs of $3.5 million in 2014 compared to 2013. This increase was primarily related to higher sales commission expenses of $1.9 million, largely the result of a $2.9 million commission settlement expense in the second quarter of 2014 associated with the termination of a long-standing commercial sales agreement in Europe. Also, increases in salaries and benefits expense of $0.5 million, professional service expenses of $0.4 million, primarily legal expenses associated with the on-going German Federal Cartel investigation, and other increases in selling expenses contributed to the overall increase in expenses. This increase in selling, general and administrative costs was offset to some extent by an increase in gross profit of $3.2 million, primarily in North America and Europe, due to increased sales volume and a favorable mix of sales of automotive parts. This increased gross profit was offset to some extent by higher production costs, primarily related to sourcing raw material in China as the Company began production operations in 2014.

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

Thermal/Acoustical Fibers Segment

Segment net sales increased by $14.3 million, or 12.5%, in 2014 compared to 2013. Automotive parts net sales increased by $18.6 million, or 17.6%, in 2014 compared to 2013. Higher volumes of net sales were primarily due to improved consumer demand for vehicles in North America on Lydall’s existing platforms and new platform awards as well as the timing of certain customer purchases. Tooling net sales decreased $4.3 million, or 51.1%, in 2014 compared to 2013 due to timing of new product launches. Domestic automobile production increased 5.2% in 2014 compared to 2013.

The Thermal/Acoustical Fibers segment reported operating income of $29.2 million, or 22.7% of net sales, in 2014 compared to operating income of $21.5 million, or 18.8%, in 2013. This increase was due to higher net sales and improved gross margin realized from a favorable mix of part sales as well as improved absorption of fixed costs due to higher production levels, lower material costs, and labor efficiencies resulting in gross margin improvement of 360 basis points. Segment selling, product development and administrative expenses increased by $0.4 million in 2014 compared to 2013 primarily due to increased salaries and accrued incentive compensation. However, segment selling, product development and administrative expenses decreased as a percentage of sales to 5.1% in 2014 compared to 5.4% in 2013.

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

The Thermal/Acoustical Fibers segment reported operating income of $21.5 million, or 18.8% of net sales, in 2013 compared to operating income of $12.9 million, or 13.6%, in 2012. This increase was due to higher net sales and improved gross margin realized from favorable absorption of fixed overhead costs, lower raw material costs and reductions in labor costs, and to a lesser extent, $1.8 million related to a completed pricing negotiation and a non-recurring customer project. Segment selling, product development and administrative expenses were essentially unchanged in 2013 compared to 2012.

Other Products and Services

Life Sciences Vital Fluids net sales increased $2.5 million, or 14.6%, in 2014, compared to 2013, due to higher volumes of bioprocessing and cell therapy product net sales, and to a lesser extent, price increases.

Life Sciences Vital Fluids reported operating income of $1.6 million, or 8.0% of net sales, in 2014 compared to $0.8 million, or 4.5% of net sales, in 2013. This increase in operating income was due to a higher net sales, favorable mix of products and improved absorption of fixed costs, partially offset by increased selling and product development and administrative expenses. Contributing to the increase in selling, product development and administrative expenses was an increase in accrued incentive compensation of $0.3 million, as a result of exceeding operating performance targets in 2014 compared to 2013 when operating performance targets were not met by the business, and an asset write off associated with the termination of a product distribution agreement. However, selling, product development and administrative expenses decreased as a percentage of sales to 22.6% in 2014 compared to 23.8% in 2013.

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

On January 30, 2015, the Company sold all of the outstanding shares of common stock of its Vital Fluids business for a cash purchase price of $29.9 million, subject to a customary post-closing adjustment. The Company expects to recognize an after tax gain on the sale of this business of approximately $10 to $12 million in the first quarter of 2015.

Corporate Office Expenses

The increase in corporate office expenses of $9.5 million in 2014 compared to 2013 was primarily due to a non-cash pension plan settlement charge of $4.9 million associated with a voluntary one-time lump sum payment option elected by certain former U.S. employees under the Company's domestic defined benefit pension plan and an increase of

$1.4 million of transaction related costs associated with the Industrial Filtration acquisition on February 20, 2014, including investment banker and legal fees and accounting professional services. Additionally, other corporate office expenses increased in 2014 compared to 2013 including accrued incentive compensation of $0.8 million, as the Company exceeded bonus targets associated with its 2014 incentive bonus program, non-cash stock based compensation of $0.5 million, salaries and benefits of $0.5 million and depreciation expense of $0.3 million and other administrative expenses of $1.1 million, primarily related to professional services and travel associated with the acquisition of Industrial Filtration.

The decrease in corporate office expenses of $0.7 million in 2013 compared to 2012 was due to a $1.5 million asset impairment charge in 2012 associated with the abandonment of an ERP project, lower severance and recruiting costs of $0.7 million, and lower professional services costs of $0.4 million. These decreases were partially offset by an increase in salaries, benefits and accrued incentive compensation of $1.6 million due to increased headcount, annual salary increases and meeting higher bonus targets on the Company’s incentive bonus program. Other administrative costs increased $0.3 million in 2013 compared to 2012. Corporate office strategic initiative costs of approximately $1.2 million and $1.0 million were included in administrative expenses in both 2013 and 2012, respectively. The strategic initiative costs incurred in 2013 were primarily associated with the Industrial Filtration acquisition completed on February 20, 2014.

LIQUIDITY AND CAPITAL RESOURCES

	For the Year Ended December 31,
In thousands except ratio data	2014	2013	2012
Cash and cash equivalents	$62,051	$75,407	$63,623
Cash provided by operating activities	$41,628	$30,280	$34,405
Cash (used for) provided by investing activities	$(93,489)	$(13,986)	$1,611
Cash provided by (used for) financing activities	$42,549	$(5,617)	$(3,871)
Depreciation and amortization	$17,646	$12,703	$13,682
Capital expenditures	$(13,971)	$(13,826)	$(11,404)
Total debt	$40,930	$1,714	$2,411
Total capitalization (debt plus equity)	$253,529	$201,801	$176,907
Total debt to total capitalization	16.1%	0.8%	1.4%

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

At December 31, 2014, the Company held $62.1 million in cash and cash equivalents, including $26.1 million in the U.S. with the remaining held by foreign subsidiaries.

Operating Cash Flows

Net cash provided by operating activities in 2014 was $41.6 million compared with $30.3 million in 2013. This increase was primarily due to increases in net income of $2.7 million and non-cash adjustments to net income of $10.4 million. Net operating assets and liabilities increased $6.4 million in 2014, compared to an increase in operating assets and liabilities of $4.7 million in 2013. The increase in operating assets and liabilities in 2014 was due to an increase in accounts receivable of $7.2 million primarily due to the addition of the Industrial Filtration segment. Prepaid expenses and other assets and taxes receivable increased $6.4 million in 2014, partially offset by a decrease in inventory $4.5 million in 2014, due to lower inventory days on hand from improvements within the Industrial Filtration business. Further offsetting the increase in operating assets and liabilities in 2014 was a $3.3 million increase in accrued payroll and other compensation mainly due to higher accruals related to the Company's incentive bonus program and health benefits.

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

Investing Cash Flows

Net cash used for investing activities was $93.5 million in 2014 compared to $14.0 million in 2013, an increase of $79.5 million. This increase was primarily due to cash used for the acquisition of Industrial Filtration of $79.4 million, net of cash acquired. Cash outflows for capital expenditures in 2014 were $14.0 million compared to $13.8 million in 2013.

Net cash used for investing activities was $14.0 million in 2013 compared to net cash provided for investing activities of $1.6 million in 2012. Cash outflows for capital expenditures in 2013 were $13.8 million compared to $11.4 million in 2012, an increase of $2.4 million. Investing activities during 2013 included an earn-out payment of $0.2 million made by the Company related to the acquisition of DSM Solutech B.V. which occurred in 2008. Investing activities in 2012 included the receipt of $1.0 million in remaining proceeds from the 2010 sale of its electrical papers product line. In addition, in 2012 the Company redeemed its $12.0 million short term investment which was purchased in 2011.

Financing Cash Flows

In 2014, net cash provided by financing activities was $42.5 million compared with net cash used for financing activities of $5.6 million in 2013. In 2014, the Company borrowed $60.0 million against its amended credit facility to fund the purchase of the Industrial Filtration business and made repayments against those borrowings of $20.0 million. The Company acquired $0.7 million of its Common Stock through its stock repurchase and equity compensation plans in 2014, compared to $6.6 million in 2013. The Company also received $2.5 million from the exercise of stock options during 2014, compared to $1.5 million during 2013.

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

The Amended Credit Facility contains a number of affirmative and negative covenants, including financial and operational covenants. The Company is required to meet a minimum interest coverage ratio. The interest coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBIT to Consolidated Interest Charges, both as defined in the Amended Credit Facility, may not be less than 2.0 to 1.0 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined in the Amended Credit Facility, as of the end of each fiscal quarter of no greater than 3.0 to 1.0. The Company must also meet minimum consolidated EBITDA as of the end of each fiscal quarter for the preceding 12 month period of $30.0 million. The Company was in compliance with all covenants during 2014 and at December 31, 2014.

Interest is charged on borrowings at the Company’s option of either: (i) Base Rate plus the Applicable Rate, or (ii) the Eurodollar Rate plus the Applicable Rate. The Base Rate is a fluctuating rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by Bank of America, and (c) the Eurocurrency Rate plus 1.00%. The Eurocurrency Rate means (i) if denominated in LIBOR quoted currency, a fluctuating LIBOR per annum rate equal to the London Interbank Offered Rate; (ii) if denominated in Canadian Dollars, the rate per annum equal to the Canadian Dealer Offered Rate; or (iii) the rate per annum as designated with respect to such alternative currency at the time such alternative currency is approved by the Lenders. The Applicable Rate is determined based on the Company’s Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). The Applicable Rate added to the Base Rate Committed Loans ranges from 15 basis points to 100 basis points, and the Applicable Rate added to Eurocurrency Rate Committed Loans and Letters of Credit ranges from 75 basis points to 175 basis points. The Company pays a quarterly fee ranging from 20 basis points to 30 basis points on the unused portion of the $100 million available under the Amended Credit Agreement. At December 31, 2014, the Company had borrowing availability of $57.7 million under the Amended Credit Facility net of $40.0 million of borrowings outstanding and standby letters of credit outstanding of $2.3 million.

The Company’s previous $35 million senior secured domestic revolving credit facility (“Domestic Credit Facility”) that was outstanding at December 31, 2013, was entered into on June 16, 2011. The Domestic Credit Facility was secured by substantially all of the assets of the Company. The maturity date for the Domestic Credit Facility was June 15, 2016. The Company had no borrowings under the Domestic Credit Facility during 2013 and no outstanding borrowings at December 31, 2013. The Company was in compliance with all covenants during 2013 and at December 31, 2013.

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

At December 31, 2014, total indebtedness, of which $40.0 million is a revolver loan and $0.9 million is capital leases, was $40.9 million, or 16.1% of the Company’s total capital structure. Cash requirements for 2015 are expected to include the funding of ongoing operations, capital expenditures, payments due on capital and operating leases, pension plan contributions, income tax payments and optional prepayments on borrowings made to fund the Industrial Filtration acquisition. Capital spending for 2015 is expected to be approximately $20 million to $25 million. The funded status of the Company's domestic defined benefit pension plan is dependent upon many factors, including returns on invested assets, levels of market interest rates, mortality rates and levels of contributions to the plan. The Company expects to contribute $0.9 million to its defined benefit pension plan in 2015.

As discussed in Item 3, Legal Proceedings, Lydall Gerhardi GmbH & Co. KG an indirect wholly-owned subsidiary of the Company, may be subject to fines related to the on-going German Federal Cartel Office (Bundeskartellamt) investigation. There can be no assurance that this matter will not have a material adverse effect on the Company including its future cash requirements.

Contractual Obligations

The following table summarizes the Company’s significant contractual obligations as of December 31, 2014 and the effect of such contractual obligations are expected to have on the Company’s liquidity and cash flows in future periods. For recent financing activity please refer to “Financing Arrangements” above.

	Payments Due by Period
In thousands	2015	2016	2017	2018	2019	After 5 years	Total
Contractual Obligations:
Pension plan contributions	$939	$—	$—	$—	$—	$—	$939
Operating leases	4,848	3,810	3,708	2,529	1,362	1,080	17,337
Capital leases*	647	317	—	—	—	—	964
Long-term debt*	576	576	576	576	40,049		42,353
Total Contractual Obligations	$7,010	$4,703	$4,284	$3,105	$41,411	$1,080	$61,593

*	Includes estimated interest payments

The Company has a capital lease agreement for the land and building at the St. Nazaire, France operating facility, included in the Thermal/Acoustical Metals segment, requiring monthly principal and interest payments until 2016. The capital lease provides an option for the Company to purchase the land and building at the end of the lease for a nominal amount. Operating leases are primarily related to buildings, office equipment, vehicles and machinery.

With the exception of the revolver loan, the Company’s long-term debt payments and interest rates relating to its capital lease obligations debt were fixed as of December 31, 2014. Refer to Note 6 to the Consolidated Financial Statements

for additional discussion on long-term debt. Actual payments may vary significantly from those included in the table above depending on future debt levels, timing of debt repayments and sources of funding utilized.

The amount included in the contractual obligations table related to the Company’s future pension plan contributions represents the minimum funding requirements under ERISA for the 2015 plan year based on the Company’s pension plan valuations at December 31, 2014. See Note 8 to the Consolidated Financial Statements for additional information regarding the Company’s pension plans.

In addition to the above contractual obligations, the Company utilizes letters of credit in the ordinary course of business for security deposit requirements. Outstanding letters of credit were $2.3 million and $2.6 million at December 31, 2014 and 2013, respectively.

The above table does not reflect net tax contingencies of $1.9 million, the timing of which is uncertain. Refer to Note 11 to the Consolidated Financial Statements for additional discussion on unrecognized tax benefits. Purchase orders or contracts for normal purchases of raw materials and other goods and services are not included in the table above. The Company is not able to determine the aggregate amount of such purchase orders that represent contractual obligations, as purchase orders may represent authorizations to purchase rather than binding agreements. For purposes of this table, contractual obligations for purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. The Company does not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed expected requirements.

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

Goodwill

The Company had goodwill of $21.9 million at December 31, 2014 and $18.6 million at December 31, 2013. Goodwill is not amortized, but rather is subject to impairment tests annually or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units, including related goodwill. The Company’s reporting units are operating segments or components of operating segments for which discrete financial information is available and segment management regularly reviews the operating results of that reporting unit. The impairment test used for goodwill was a two-step approach. In the first step, the fair value of the reporting unit is compared to its carrying value. If the fair value of the reporting unit exceeds the carrying value of its net assets, goodwill is considered not impaired and no further testing is required. If the carrying value of the net assets exceeds the fair value of the reporting unit, a second step of the impairment test would be performed in order to determine the implied fair value of a reporting unit’s goodwill. Determining the implied fair value of goodwill would require a valuation of the reporting unit’s tangible and intangible assets and liabilities in a manner similar to the allocation of purchase price in a business combination. If the carrying value of the reporting unit’s goodwill exceeds the implied fair value of its goodwill, goodwill is deemed impaired and is written down to the extent of the difference.

During the fourth quarter of 2014, the Company performed its annual impairment analysis of the $13.3 million of goodwill in the Performance Materials reporting unit (PM reporting unit), $3.9 million of goodwill in Industrial Filtration reporting unit (IF reporting unit) and $4.7 million of goodwill in the Life Sciences Vital Fluids reporting unit (VF reporting unit), included in OPS.

After considering changes in assumptions used in the Company's most recent quantitative annual testing, including the capital markets environment, economic conditions, industry trends, changes in results of operations, the magnitude of the excess of fair value over the carrying value, and other factors, the Company concluded it was not necessary to perform the two-step impairment test for the PM or VF reporting unit as it was not more likely than not that the fair value of the reporting unit was less than its carrying value. As a result, the Company concluded that the PM and VF reporting unit goodwill was not impaired. Subsequently on January 30, 2015, the Company sold all of the outstanding shares of common stock of its VF reporting unit for a cash purchase price of $29.9 million, subject to a customary post-closing adjustment. The Company expects to recognize an after tax gain on the sale of this business of approximately $10 to $12 million in the first quarter of 2015.

The Company also used the qualitative method to analyze the goodwill for IF reporting unit, which was acquired in February 2014. When considering capital markets environment, economic conditions, industry trends, results of operations, and other factors the Company determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount.

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

During the fourth quarter of 2014, the Company performed an impairment analysis for long-lived assets at the Company’s DSM Solutech B.V. (“Solutech”) operation, included in the Performance Materials segment. During 2014, Solutech generated cash flow in excess of amounts projected in the impairment analysis completed in the third quarter of 2013. Although 2014 results were more favorable than forecasted, there was still a cash flow loss for 2014. Cash flow losses, caused by a delay in commercialization of Solutech products to the market place by Solutech’s customers, are expected to continue in 2015. As a result of these negative cash flows, combined with historical operating losses, the Company determined that it was appropriate to test the Solutech asset group for recoverability in the fourth quarter of 2014. Acquisition related intangibles with a remaining useful life of 9 years primarily comprise the carrying value of the asset group of $3.4 million. To determine the recoverability of the Solutech asset group the Company completed an undiscounted cash flow analysis and compared it to the asset group carrying value. This analysis is primarily dependent on the increase in net sales over the period when the business has technological exclusivity provided by the intangible assets.

The Company determined that the Solutech asset group had undiscounted cash flow which was in excess of its carrying value and, as a result, the asset group was not impaired. The estimate of undiscounted cash flows of the Solutech long-lived asset group was based on the best information available as of the date of the assessment, which incorporated management's assumptions around cash flows generated from future operations, the estimated economic useful life of the primary asset within the Solutech long-lived asset group, as well as other market information. The Company performed various sensitivity analyses noting that a more conservative scenario of high single digit revenue growth and an appropriate related cost structure, the undiscounted cash flows exceeded the carrying value with no impairment indicated. As of December 31, 2014 the Company expects to meet the cash flow forecasts included in the impairment analysis. Future cash flows are dependent on the success of commercialization efforts of Solutech products by OEMs, the quality of Solutech products and technology advancements and management’s ability to manage costs. In the event that Solutech’s cash flows in the future do not meet current expectations, management, based upon conditions at the time, would consider taking actions as necessary to maximize cash flow. Accordingly, the above sensitivity analysis, while a useful tool, should not be used as a sole predictor of future impairment. A thorough analysis of all the facts and circumstances existing at the time would need to be performed to determine if recording an impairment loss was appropriate.

Pensions

Pension cost and the related obligations recognized in the Consolidated Financial Statements are determined on an actuarial basis. The determination of such amounts is made in consultation with the Company’s outside actuaries based on information and assumptions provided by the Company. A substantial portion of the Company’s pension amounts relate to its domestic defined benefit pension plan. Pension plans outside the United States were not significant at December 31, 2014. The domestic defined benefit pension plan, which covers certain domestic Lydall employees, is noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. The plan has been closed to new employees for several years and benefits under the pension plan are no longer accruing.

A significant element in determining the Company’s pension cost is the expected return on plan assets. Based on a review of market trends, actual returns on plan assets and other factors, including the allocation of the Company’s investment between equity and fixed income funds, the Company’s expected long-term rate of return on plan assets was 7.25% at December 31, 2014, which will be utilized for determining 2015 pension cost. An expected long-term rate of return of 7.25% was also used for determining 2014 pension expense and 7.50% and 7.75%, respectively, in determining 2013 and 2012 pension expense. In determining the expected return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of marketable debt and equity securities and economic and other indicators of future performance. Investment management objectives include maintaining an adequate level of diversification to balance market risk and to provide sufficient liquidity for near-term payments of benefits accrued under the plan and to pay the expenses of administration. The investment plan assets are stated at fair value, which is based on quoted market prices in an active market. The expected long-term rate of return on assets is applied to the value of plan assets at the beginning of the year and this produces the expected return on plan assets that is included in the determination of pension cost for that year. The difference between this expected return and the actual return on plan assets is deferred, within certain parameters, as discussed below. The Company continually evaluates its expected long-term rate of return and will adjust such rate as deemed appropriate.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities, as well as the following year’s pension cost. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year. The Company based its discount rate assumption on an analysis which included the selection of a bond portfolio comprised of high quality fixed income investments whose cash flows would provide for the projected benefit payments of the plan. The discount rate is then developed as the single rate that equates the market value of the bond portfolio to the discounted value of the plan’s benefit payments. At December 31, 2014 and 2013, the Company determined this rate to be 4.16% and 5.09%, respectively. Increases or decreases in the discount rate result in decreases and increases, respectively, in the projected benefit obligation. Actuarial losses, related to the decrease in discount rate at December 31, 2014, increased the pension plan liability $5.6 million and decreased other comprehensive income net-of-tax by $3.5 million. The net effect on pension liabilities from changes in the discount rate is deferred within certain parameters, as discussed below.

At December 31, 2013, the domestic defined benefit pension plan mortality assumption was based on the RP-2000 mortality table using mortality improvement scale AA. In October 2014, the Society of Actuaries issued an updated set of mortality tables and improvement scale collectively known as RP-2014 and MP-2014, respectively. The Company has reviewed the findings and recommendations of these reports with their actuary. Based on that review, the Company has elected to utilize the Society of Actuaries' base mortality scale RP-2014 with the BB-2D mortality improvement scale, as the Company believes the BB-2D mortality improvement table more accurately reflects recent rates of mortality improvement since 2006 for the general population compared to the MP-2014 table. Actuarial losses, related to the change in mortality tables at December 31, 2014, increased the pension plan liability $2.4 million and decreased other comprehensive income net-of-tax by $1.5 million.

A one-quarter percentage point change in the assumed long-term rate of return on the Company’s domestic pension plan as of December 31, 2014 would impact the Company’s 2015 pre-tax income by approximately $0.1 million. A one-quarter percentage point decrease in the discount rate on the Company’s domestic pension plan as of December 31, 2014 would have a minimal impact on the Company’s 2015 pre-tax income. The Company reviews these and other assumptions at least annually.

Pension accounting guidance requires that gains or losses be deferred unless the unrecognized net gain or loss at the end of a year exceeds a “corridor” (as defined in the pension accounting guidance). If the deferred gain or loss exceeds the corridor at the end of the year, then the amount in excess of the corridor is amortized over a period equal to the average remaining service period of active employees expected to receive benefits. Since benefit accruals were frozen on certain domestic defined benefit pension plans on June 30, 2006, these plan participants are considered inactive participants. Therefore, the gain/loss amortization for these plans is amortized over the average remaining life expectancy of all plan participants. As of December 31, 2014 and 2013, the net deferred loss exceeded the corridor. Consequently, pension cost for 2015 will include amortization of a portion of the deferred loss in excess of the corridor. The amount of amortization in future years will be dependent on changes in the components of the deferred loss amount, particularly actual return on plan assets in relation to the estimated return on plan assets, as well as future increases or decreases in the discount rate.

For the year ended December 31, 2014, the Company recognized pension expense related to its domestic defined benefit pension plan of $5.2 million as a result of a settlement charge of $4.9 million and the expected return on assets being lower than the aggregate of interest cost and the amortization of actuarial loss by $0.3 million. During 2014, the Company offered a voluntary one-time lump sum payment option to certain former U.S. employees who were vested defined benefit plan participants and not currently receiving monthly payments from the Company's domestic pension plan. This one-time lump sum payout of 10.3 million required a re-measurement of the domestic pension plan and a partial plan settlement charge, which resulted in a non-cash pre-tax loss of $4.9 million in net periodic pension benefit expense. The non-cash charge was required to accelerate the recognition of a portion of the previously unrecognized actuarial losses in the domestic pension plan.

As discussed above, the Company’s discount rate was 4.16% at December 31, 2014 and will be used for purposes of determining 2015 pension cost. Pension expense for 2015 is expected to be in the range of $0.6 million to $0.7 million. The Company contributed $4.3 million to its domestic defined benefit pension plan during 2014 and expects to contribute approximately $0.9 million in 2015.

Income Taxes

The Company accounts for income taxes following ASC 740 (Accounting for Income Taxes) recognizing deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of a deferred tax asset will not be realized.

In assessing the need for a valuation allowance, the Company analyzes historical financial results by jurisdiction and estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizable benefit of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax law, changes in statutory tax rates and future levels of taxable income. In the event the Company was to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce such amounts through a charge to income in the period that such determination was made. Conversely, if the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance and record an increase to income in the period that such determination was made. (See Note 11)

As of December 31, 2014 the Company has not paid U.S. income taxes on approximately $25.1 million of undistributed earnings of foreign subsidiaries. The Company’s intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. The Company estimates that the amount of tax that would be payable on the undistributed earnings if repatriated to the United States would fall in the range of $1.0 million to $8.5 million, based on current facts, but depending on the timing and extent of the repatriation. This amount may vary in the future due to a variety of factors including future tax law changes, future earnings and statutory taxes paid by foreign subsidiaries, and ongoing tax planning strategies by the Company.

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, China, France, Germany, Hong Kong, the Netherlands and the United Kingdom. Within the next fiscal year, the Company expects to conclude certain federal income tax matters through the year ended December 31, 2011 and it is reasonably expected that net unrecognized benefits of $0.4 million may be recognized. The total amount of net unrecognized tax benefits that would affect the effective tax rate if recognized was $1.3 million as of December 31, 2014. The Company is no longer subject to U.S. federal examinations for years before 2010, state and local examinations for years before 2002, and non-U.S. income tax examinations for years before 2003.

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

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:

	2014	2013	2012
Risk-free interest rate	1.6%	1.7%	1.4%
Expected life	5.1 years	5.2 years	5.7 years
Expected volatility	46%	65%	68%
Expected dividend yield	—%	—%	—%

Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals. The Company has evaluated the impact the adoption of ASU 2014-08 will have on the Company's consolidated financial statements and disclosures related to the January 2015 sale of its Vital Fluids business and determined that the sale of this business would not qualify as a discontinued operation.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The standard’s core principle is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This ASU is effective for fiscal years beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation” (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period. This ASU affects entities that grant their employees share-based payments in which terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This ASU is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-12 will have on the Company’s consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern” (Subtopic 205-40). This ASU establishes specific guidance to an organization's management on their responsibility to evaluate whether there is substantial doubt about the organization's ability to continue as a going concern. This ASU is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted.  This ASU is not expected to have an impact on the Company’s consolidated financial statements and disclosures.

OTHER KEY FINANCIAL ITEMS

Cash and Cash Equivalents — Cash and cash equivalents decreased to $62.1 million as of December 31, 2014 compared with $75.4 million as of December 31, 2013. This decrease of $13.3 million was primarily due to cash used for investing activities of $93.5 million, which was partially offset by cash generated from operating activities of $41.6 million, and cash used for financing activities of $42.5 million. Investing activities included $79.4 million used for the acquisition of Industrial Filtration and $14.0 million used for capital expenditures. Financing activities were primarily attributed to proceeds received of $60.0 million under the Company's amended credit facility to fund the purchase of Industrial Filtration and repayments against those borrowings of $20.0 million. The effect of exchange rate changes on cash was an unfavorable by $4.0 million in 2014.

Accounts Receivable — Accounts receivable, net of the allowance for doubtful receivables, were $84.4 million at December 31, 2014 compared with $52.3 million at December 31, 2013. The increase of $32.1 million was primarily due to the addition of the Industrial Filtration segment in 2014.

Inventories — Inventories were $51.2 million as of December 31, 2014 compared with $34.9 million as of December 31, 2013. Primarily contributing to this increase was the addition of the Industrial Filtration segment in 2014.

Goodwill and Other Intangible Assets - Goodwill and other intangible assets increased to $29.8 million at December 31, 2014 compared to $22.1 million at December 31, 2013. The increase of $7.7 million was primarily related to recognition of approximately $5.6 million of other intangible assets and $3.9 of goodwill associated with the acquisition of Industrial Filtration. These increases were offset by amortization of definite lived intangibles and the effect of exchange rate changes.

Accounts Payable - Accounts payable increased to $49.3 million at December 31, 2014 compared to $29.8 million at December 31, 2013. The increase of $19.5 million was primarily attributable to the addition of the Industrial Filtration segment in 2014.

Long Term Deferred Tax Liabilities  — Long term deferred tax liabilities were $13.9 million as of December 31, 2014 compared with $8.7 million as of December 31, 2013. The increase in this balance was primarily due to the purchase accounting related to the acquisition of the Industrial Filtration segment during 2014.

Benefit Plan Liabilities — Benefit plan liabilities increased to $19.1 million at December 31, 2014 compared to $14.1 million at December 31, 2013. The increase of $5.0 million was primarily due to a $4.8 million increase in the underfunded status of the Company’s domestic defined benefit pension plan. An actuarial loss of $7.7 million from a reduction in the discount rate and a change in mortality tables, as well as $2.3 million in interest cost, increased the pension plan's underfunded status at December 31, 2014. Returns on plan assets and Company contributions, which aggregated $5.2 million, improved the underfunded status at December 31, 2014.

Capital Expenditures — Capital expenditures were $19.0 million in 2014, $13.8 million in 2013, and $11.4 million in 2012. Capital expenditures for 2015 are expected to be approximately $20 million to $25 million.

Total Debt To Total Capitalization — Total debt to total capitalization increased to 16.1% in 2014 compared with 0.8% in 2013. The increase was due to borrowings against the amended credit facility to fund the acquisition of Industrial Filtration in 2014. At December 31, 2014, the Company had borrowing availability of $57.7 million under its amended credit facility, net of $40.0 million of borrowings outstanding.

Stockholders’ Equity — Stockholders’ equity increased to $212.6 million at December 31, 2014 compared to $200.1 million at December 31, 2013. This increase was primarily due to 2014 net income of $21.8 million, and, to a lesser extent, stock issuances, tax benefits on stock awards and stock-based compensation aggregating $6.7 million. Partially offsetting this increase was foreign currency translation adjustments of $12.7 million, pension liability adjustments of

$2.6 million and share repurchases of $0.7 million. On a per share basis, calculated as stockholders’ equity divided by shares outstanding at December 31, 2014, stockholders’ equity increased to $12.28 at December 31, 2014 from $11.90 at December 31, 2013.

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

FOREIGN CURRENCY RISK

On February 20, 2014, the Company acquired the Industrial Filtration business from Andrew Industries Limited as discussed in Note 2, "Acquisitions and Divestitures," of the Consolidated Financial Statements included in this Annual Report on Form 10-K. The Industrial Filtration business has operations in the United Kingdom and China, in addition to the United States. As a result of this acquisition, and combined with the Company’s other foreign operations, the Company’s financial results are affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets where the Company manufactures and distributes its products. The Company’s currency exposure is to the Euro, the Japanese Yen, the Chinese Yuan, the Hong Kong Dollar and the British Pound Sterling. The Company’s foreign and domestic operations limit foreign currency exchange transaction risk by completing transactions in local functional currencies, whenever practicable. The Company may periodically enter into foreign currency forward exchange contracts to mitigate exposure to foreign currency volatility. In addition, the Company utilizes bank loans and other debt instruments throughout its operations. To mitigate foreign currency risk, such debt is denominated primarily in the functional currency of the operation maintaining the debt.

The Company also has exposure to fluctuations in currency risk on intercompany loans that the Company makes to certain of its subsidiaries. The Company may periodically enter into foreign currency forward contracts which are intended to offset the impact of foreign currency movements on the underlying intercompany loan obligations.

INTEREST RATE RISK

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impact interest paid on its debt. In February 2014, the Company borrowed $60.0 million from its Amended Credit Facility to fund the Industrial Filtration acquisition. The Company has debt with variable rates of interest based generally on LIBOR. Increases in interest rates could therefore significantly increase the associated interest payments that the Company is required to make on this debt. From time to time, the Company may enter into interest rate swap agreements to manage interest rate risk. The Company has assessed its exposure to changes in interest rates by analyzing the sensitivity to Lydall’s earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on the $40.0 million outstanding borrowings as of December 31, 2014, the Company’s net income would decrease by an estimated $0.3 million over a twelve-month period.

The weighted average interest rate on long-term debt was 1.5% for the year ended December 31, 2014, compared with 5.4% for the years ended December 31, 2013 and 2012.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is contained under Item 15. “Exhibits, Financial Statement Schedules.”

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that, as of December 31, 2014, the Company’s disclosure controls and procedures are effective.

Changes in Internal Controls Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting. As part of its ongoing integration activities, the Company will complete an assessment of existing controls and incorporate its controls and procedures into its industrial filtration businesses ("Industrial Filtration") which were acquired from Andrew Industries Limited in February 2014.

Management’s Report on Internal Control Over Financial Reporting
The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external reporting purposes in accordance with accounting principles generally accepted in the United States of America. Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.
In February 2014, the Company acquired Industrial Filtration for $86.9 million. The Company excluded Industrial Filtration from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2014 because it was acquired by the Company in a purchase business combination in 2014. Industrial Filtration accounted for 25.9% of the Company’s total consolidated assets as of December 31, 2014 and 20.9% of the Company’s total consolidated revenue for the year then ended.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2014. The effectiveness of the Company's internal control over financial reporting as of December 31, 2014 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference from the sections entitled “Proposal 1 — Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the definitive Proxy Statement of Lydall to be filed with the Commission within 120 days of the fiscal year ended December 31, 2014 in connection with the Annual Meeting of Stockholders to be held on April 24, 2015 (the “2015 Proxy Statement”). Information regarding the Executive Officers of the Company is contained in this Annual Report on Form 10-K.

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

Information required by this Item is incorporated by reference from the sections entitled “2014 Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis — Compensation Committee Report on Executive Compensation” of the 2015 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is incorporated by reference from the section entitled “Securities Ownership of Directors, Certain Officers and 5% Beneficial Owners” of the 2015 Proxy Statement.

The following table provides information about the Company’s Common Stock that may be issued upon exercise of options and rights under all of the Company’s existing equity compensation plans at December 31, 2014. The number of securities remaining available for issuance at December 31, 2014 was 884,993 and includes shares that may be issued as restricted stock, performance shares and other stock awards.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	1,068,630	$8.44	884,993
Equity compensation plans not approved by security holders	—	—	—
Total	1,068,630	$8.44	884,993

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from the sections entitled “Corporate Governance — Independence Determination,” “Related Party Transactions,” and “Compensation Committee Interlocks and Insider Participation” of the 2015 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference from the sections entitled “Proposal 4 — Ratification of Appointment of Independent Auditors,” and “Principal Fees and Services” of the 2015 Proxy Statement.

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

3.1
Certificate of Incorporation of the Registrant, as amended through the date of filing of this Annual Report on Form 10-K, filed as Exhibit 3.1 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference, as further amended by those certain Certificates of Correction and Certificate of Elimination, each dated December 22, 2014 and referenced in Exhibit 3.2 to this Annual Report on Form 10-K.

3.2
Certificates of Correction and Certificate of Elimination to the Certificate of Incorporation of the Registrant, each dated December 22, 2014 filed as Exhibits 3.2 - 3.4 and Exhibit 3.1, respectively, to the Registrant's Form 8-K dated December 22, 2014 and incorporated herein by this reference.

3.3
Bylaws of the Registrant, as amended and restated as of December 11, 2003, filed as Exhibit 3.2 to the Registrant’s Annual Report on Form 10-K dated March 12, 2004 and incorporated herein by this reference.

4.1
Certain long-term debt instruments, each representing indebtedness in an amount equal to or less than 10 percent of the Registrant’s total consolidated assets, have not been filed as exhibits to this Annual Report on Form 10-K. The Registrant will file these instruments with the Commission upon request.

10.1
Capital lease agreement between Lydall Thermique Acoustique S.A.S., CMCIC Lease and Natiocredimurs Societe en Nom Collectif, filed as Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q dated November 9, 2004 and incorporated herein by reference.

10.2*	Employment Agreement with Dale G. Barnhart dated July 31, 2007, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated August 3, 2007 and incorporated herein by this reference.
10.3*	Employment Agreement with Robert K. Julian dated October 3, 2012, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated October 4, 2012 and incorporated herein by this reference.
10.4*	Employment Agreement with David H. Williams dated June 27, 2012, filed as Exhibit 10.3 to the Registrant’s Form 10-Q dated August 1, 2012 and incorporated herein by this reference.
10.5*	Employment Agreement with Chad A. McDaniel dated May 8, 2013, filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K dated March 5, 2014 and incorporated herein by reference.
10.6*	Employment Agreement with Joseph A. Abbruzzi dated March 31, 2014, filed herewith.
10.7*	Indemnification Agreement with Dale G. Barnhart dated July 31, 2007, filed as Exhibit 10.2 to the Registrant’s Form 8-K dated August 3, 2007 and incorporated herein by this reference.
10.8*	Lydall, Inc. Annual Incentive Performance Program, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated March 15, 2012 and incorporated herein effective prior to January 1, 2015 by this reference.
10.9	Form of Indemnification Agreement between Lydall, Inc. and non-employee directors, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated June 19, 2009 and incorporated herein by this reference.
10.10*	Amended and Restated Lydall 2003 Stock Incentive Compensation Plan, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated May 2, 2011 and incorporated herein by this reference.
10.11*	Lydall 2012 Stock Incentive Plan, filed as Exhibit A to the Registrant’s Definitive Proxy Statement dated March 16, 2012 and incorporated herein by this reference.
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

10.18*	Form of Lydall, Inc. Performance Share Award Agreement (Three-Year Period) for U.S. employees, filed herewith.
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

10.28
Amended and Restated Credit Agreement, dated February 18, 2014, by and between Lydall, Inc., as borrower, and Bank of America, N.A., as Agent for the Lenders, filed as Exhibit 10.2 to the Registrant’s Form 8-K dated February 24, 2014 and incorporated herein by this reference.

10.29
Amended and Restated Guaranty Agreement, dated February 18, 2014, by and among Lydall Thermal/Acoustical, Inc., Lydall Filtration/Separation, Inc., Lydall International, Inc., and Bank of America, N.A., filed as Exhibit 10.3 to the Registrant’s Form 8-K dated February 24, 2014 and incorporated herein by reference.

10.30
Amended and Restated Security Agreement, dated February 18, 2014, by and between Lydall, Inc., and Bank of America, N.A., filed as Exhibit 10.4 to the Registrant’s Form 8-K dated February 24, 2014 and incorporated herein by reference, as further amended by that certain Amendment to the Amended and Restated Security Agreements, the Amended and Restated Domain Name Collateral Assignment and Security Agreement and Partial Release dated January 30, 2015, filed as Exhibit 10.34 to this Annual Report on From 10-K.

10.31
Amended and Restated Security Agreement, dated February 18, 2014, by and between Lydall Thermal/Acoustical, Inc., and Bank of America, N.A., filed as Exhibit 10.5 to the Registrant’s Form 8-K dated February 24, 2014 and incorporated herein by reference, as further amended by that certain Amendment to the Amended and Restated Security Agreements, the Amended and Restated Domain Name Collateral Assignment and Security Agreement and Partial Release dated January 30, 2015, filed as Exhibit 10.34 to this Annual Report on From 10-K.

10.32
Amended and Restated Security Agreement, dated February 18, 2014, by and between Lydall Filtration/Separation, Inc., and Bank of America, N.A. filed as Exhibit 10.6 to the Registrant’s Form 8-K dated February 24, 2014 and incorporated herein by reference.

10.33
Amended and Restated Security Agreement, dated February 18, 2014, by and between Lydall International, Inc., and Bank of America, N.A., filed as Exhibit 10.7 to the Registrant’s Form 8-K dated February 24, 2014 and incorporated herein by reference.

10.34
Amendment to the Amended and Restated Security Agreements, the Amended and Restated Domain Name Collateral Assignment and Security Agreement and Partial Release dated January 30, 2015 by and among Lydall, Inc., Lydall Thermal/Acoustical, Inc. and Bank of America, filed herewith.

10.35*	Lydall, Inc. Annual Incentive Performance Program effective January 1, 2015, filed herewith.
14.1
Lydall’s Code of Ethics and Business Conduct, as amended, and the supplemental Code of Ethics for the Chief Executive Officer, Senior Financial Officers and All Accounting and Financial Personnel, as amended, each can be accessed on Lydall’s website at www.lydall.com under the Corporate Governance section.

21.1	List of subsidiaries of the Registrant, filed herewith.
23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.
24.1	Power of Attorney, dated February 27, 2015 authorizing Robert K. Julian to sign this Annual Report on Form 10-K on behalf of each member of the Board of Directors indicated therein, filed herewith.
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934 as principal executive officer, filed herewith.
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934 as principal executive officer, filed herewith.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lydall, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYDALL, INC.
March 3, 2015	By:	/s/ Robert K. Julian
Robert K. Julian Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lydall, Inc. in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dale G. Barnhart	President, Chief Executive Officer and Director (Principal Executive Officer)	March 3, 2015
Dale G. Barnhart
/s/ Robert K. Julian	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	March 3, 2015
Robert K. Julian
/s/ James V. Laughlan	Vice President, Chief Accounting Officer, and Treasurer (Principal Accounting Officer)	March 3, 2015
James V. Laughlan
/s/ Robert K. Julian		March 3, 2015
Robert K. Julian
Attorney-in-fact for:
Kathleen Burdett	Director
W. Leslie Duffy	Chairman of the Board of Directors
Matthew T. Farrell	Director
Marc T. Giles	Director
William D. Gurley	Director
Suzanne Hammett	Director
S. Carl Soderstrom, Jr.	Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Lydall, Inc.:

In our opinion, the consolidated financial statements listed in the index appearing under item 15(a)(1) present fairly, in all material respects, the financial position of Lydall, Inc. and its subsidiaries at December 31, 2014 and December 31, 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company's management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on these financial statements, on the financial statement schedule, and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

As described in Management's Report on Internal Control Over Financial Reporting, management has excluded the industrial filtration businesses (“Industrial Filtration”) of Andrew Industries Limited from its assessment of internal control over financial reporting as of December 31, 2014 because it was acquired by the Company in a purchase business combination during 2014. We have also excluded Industrial Filtration from our audit of internal control over financial reporting. The Industrial Filtration businesses are wholly-owned subsidiaries whose total consolidated assets and total consolidated net revenues represent approximately 25.9% and approximately 20.9%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2014.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Hartford, Connecticut
March 3, 2015

Lydall, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
In thousands except per share data	2014	2013	2012

Net sales	$535,829	$397,969	$378,924
Cost of sales	420,851	312,744	301,117
Gross profit	114,978	85,225	77,807
Selling, product development and administrative expenses	80,930	56,512	57,239
Gain on sale of product line	—	—	(810)
Operating income	34,048	28,713	21,378
Interest expense	1,093	304	365
Other (income) expense, net	(701)	67	31
Income before income taxes	33,656	28,342	20,982
Income tax expense	11,809	9,187	4,176
Net income	$21,847	$19,155	$16,806
Earnings per common share:
Basic	$1.31	$1.16	$1.01
Diluted	$1.28	$1.14	$0.99
Weighted average common shares outstanding	16,662	16,570	16,717
Weighted average common shares and equivalents outstanding	17,003	16,866	16,973

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lydall, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
In thousands	2014	2013	2012

Net income	$21,847	$19,155	$16,806
Other comprehensive (loss) income:
Change in pension plans, net of income taxes of $1,595, $4,028, and $1,832, respectively	(2,603)	6,572	(2,989)
Foreign currency translation adjustments	(12,714)	2,950	1,241
Total other comprehensive (loss) income, net of tax	(15,317)	9,522	(1,748)
Comprehensive income	$6,530	$28,677	$15,058

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lydall, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands of dollars and shares	2014	2013

Assets
Current assets:
Cash and cash equivalents	$62,051	$75,407
Accounts receivable, (net of allowance for doubtful receivables of $709 and $480, respectively)	84,366	52,301
Inventories	51,241	34,917
Taxes receivable	4,539	1,632
Prepaid expenses and other current assets	11,109	8,004
Total current assets	213,306	172,261
Property, plant and equipment, net	115,357	78,863
Goodwill	21,943	18,589
Other intangible assets, net	7,841	3,510
Deferred tax assets	1,408	574
Other assets, net	1,915	888
Total assets	$361,770	$274,685
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$615	$663
Accounts payable	49,325	29,768
Accrued payroll and other compensation	14,550	10,393
Accrued taxes	1,447	1,816
Other accrued liabilities	7,140	6,044
Total current liabilities	73,077	48,684
Long-term debt	40,315	1,051
Deferred tax liabilities	13,867	8,747
Benefit plan liabilities	19,142	14,097
Other long-term liabilities	2,770	2,019
Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock (par value $1.00 per share; authorized 500,000 shares; none issued or outstanding)	—	—
Common stock (par value $0.10 per share; authorized 30,000 shares; issued 24,631 and 24,098 shares, respectively)	2,463	2,410
Capital in excess of par value	68,961	62,284
Retained earnings	242,099	220,252
Accumulated other comprehensive loss	(24,161)	(8,844)
Treasury stock, 7,312 and 7,279 shares of common stock, respectively, at cost	(76,763)	(76,015)
Total stockholders’ equity	212,599	200,087
Total liabilities and stockholders’ equity	$361,770	$274,685

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lydall, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
In thousands	2014	2013	2012
Cash flows from operating activities:
Net income	$21,847	$19,155	$16,806
Adjustments to reconcile net income to net cash provided
by operating activities:
Gain on sale of product line	—	—	(810)
Depreciation and amortization	17,646	12,703	13,682
Inventory step-up amortization	2,053	—	—
Deferred income taxes	(1,477)	969	(1,649)
Stock based compensation	2,787	1,763	1,401
Pension settlement charge	4,914	—	—
Impairment and loss on disposition of property, plant and equipment	241	359	1,977
Accounts receivable	(7,189)	(4,101)	(150)
Inventories	4,539	(3,046)	2,728
Taxes Receivable	(4,129)	(640)	(355)
Prepaid expenses and other assets	(2,318)	161	620
Accounts payable	1,167	(59)	1,118
Accrued payroll and other compensation	3,299	(121)	1,152
Accrued taxes	337	96	(693)
Other liabilities, net	(2,089)	3,041	(1,422)
Net cash provided by operating activities	41,628	30,280	34,405
Cash flows from investing activities:
Business acquisitions, net of cash required	(79,407)	—	—
Redemption of short-term investment	—	—	12,015
Capital expenditures	(13,971)	(13,826)	(11,404)
Proceeds from sale of a product line	—	—	1,000
Acquisition earn out payments	(111)	(160)	—
Net cash (used for) provided by investing activities	(93,489)	(13,986)	1,611
Cash flows from financing activities:
Debt Proceeds	60,000	—	—
Debt repayments	(20,000)	(34)	(285)
Capital lease payments	(646)	(734)	(771)
Common stock issued	2,457	1,497	972
Common stock repurchased	(748)	(6,617)	(3,998)
Excess tax benefit on stock awards	1,486	271	211
Net cash provided by (used for) financing activities	42,549	(5,617)	(3,871)
Effect of exchange rate changes on cash	(4,044)	1,107	573
(Decrease) Increase in cash and cash equivalents	(13,356)	11,784	32,718
Cash and cash equivalents at beginning of period	75,407	63,623	30,905
Cash and cash equivalents at end of period	$62,051	$75,407	$63,623
Supplemental Schedule for Cash Flow Information
Cash paid during the year for:
Interest	$875	$214	$255
Income taxes	$14,679	$7,227	$5,347

Non-cash capital expenditures of $5.0 million were included in accounts payable at December 31, 2014.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lydall, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2011	23,645	$2,365	$56,214	$184,291	$(16,618)	$(65,400)	$160,852
Net income				16,806			16,806
Other comprehensive loss, net of tax					(1,748)		(1,748)
Stock repurchased						(3,998)	(3,998)
Stock issued under employee plans	122	12	960				972
Excess tax benefit on stock awards			211				211
Stock based compensation expense			1,149				1,149
Stock issued to directors	18	2	250				252
Balance at December 31, 2012	23,785	2,379	58,784	201,097	(18,366)	(69,398)	174,496
Net income				19,155			19,155
Other comprehensive income, net of tax					9,522		9,522
Stock repurchased						(6,617)	(6,617)
Stock issued under employee plans	297	30	1,467				1,497
Excess tax benefit on stock awards			271				271
Stock based compensation expense			1,511				1,511
Stock issued to directors	16	1	251				252
Balance at December 31, 2013	24,098	2,410	62,284	220,252	(8,844)	(76,015)	200,087
Net Income				21,847			21,847
Other comprehensive loss, net of tax					(15,317)		(15,317)
Stock repurchased						(748)	(748)
Stock issued under employee plans	524	52	2,405				2,457
Excess tax benefit on stock awards			1,486				1,486
Stock based compensation expense			2,535				2,535
Stock issued to directors	9	1	251				252
Balance at December 31, 2014	24,631	$2,463	$68,961	$242,099	$(24,161)	$(76,763)	$212,599

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

On February 20, 2014, the Company acquired certain industrial filtration businesses ("Industrial Filtration") of Andrew Industries Limited, an Altham, United Kingdom based corporation. The Industrial Filtration business serves a global customer base in the manufacture of non-woven felt filtration media and filter bags used primarily in industrial air filtration applications including power, cement, asphalt, incineration, food and pharmaceutical. This business, which strengthened the Company’s position as an industry leading, global provider of filtration and engineered materials products, added complementary and new technologies and diversified the Company’s end markets and geographic base.

On January 30, 2015, the Company sold its Vital Fluids business, reported as Other Products and Services ("OPS") for a cash purchase price of $29.9 million. (See Note 17)

Principles of consolidation — The Consolidated Financial Statements include the accounts of Lydall, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

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

Concentrations of credit risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents in high-quality financial institutions. Concentrations of credit risk with respect to trade accounts receivable are limited by the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies. At December 31, 2014, no customers accounted for more than 10.0% of total accounts receivable. At December 31, 2013, Ford represented 15.3% of total accounts receivable. No other customers accounted for more than 10.0% of total accounts receivable at December 31, 2013.
Foreign and export sales were 46.2% of the Company’s net sales in 2014, 45.2% in 2013, and 46.7% in 2012. Export sales primarily to Europe, Asia, Mexico and Canada were $57.6 million, $52.1 million, and $49.7 million in 2014, 2013, and 2012 respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. Sales to the automotive market, included in the Thermal/Acoustical Metals and Thermal/Acoustical Fibers segments, were 54.1% of the Company’s net sales in 2014, 68.5% in 2013, and 65.5% in 2012. Sales to Ford Motor Company (“Ford”) were 16.5%, 20.0%, and 18.8% of Lydall’s 2014, 2013, and 2012 net sales, respectively. Sales to Chrysler Group LLC (“Chrysler”) accounted for 10.9% and 10.0% of Lydall’s 2013 and 2012 net sales, respectively. No other customers accounted for more than 10% of total net sales in 2014, 2013, and 2012.

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

The following tooling related assets were included in the Consolidated Balance Sheets as of December 31, 2014 and 2013:

	December, 31
In thousands	2014	2013
Inventories, net of progress billings and reserves	$8,832	$8,793
Prepaid expenses and other current assets, net	30	52
Total tooling related assets	$8,862	$8,845

Amounts included in “Prepaid expenses and other current assets, net” include the short-term portion of receivables due under contractually guaranteed reimbursement arrangements. Included in the inventory balance was an offset for progress billings of $1.1 million at December 31, 2014 and 2013. Company owned tooling is recorded in “Property, plant and equipment, net” at December 31, 2014 and December 31, 2013.

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

Revenue recognition — The Company recognizes revenue (1) once evidence of an arrangement exists; (2) product delivery has occurred; (3) pricing is fixed or determinable; and (4) collection is reasonably assured. The four criteria required to recognize revenue are considered to be met, and the passage of title to the customer occurs, at the respective FOB point and, therefore, revenue is recognized at that time. The Company’s standard sales and shipping terms are FOB shipping point, therefore, substantially all revenue is recognized upon shipment. However, the Company conducts business with certain customers on FOB destination terms and in these instances revenue is recognized upon receipt by the customer. The Company generally does not provide specific customer inspection or acceptance provisions in its sales terms, with the exception of tooling sales discussed in “Pre-production design and development costs” above.

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

Research and development — Research and development costs are charged to expense as incurred and amounted to $9.0 million in 2014, $7.6 million in 2013, and $7.7 million in 2012. Research and development costs were primarily comprised of development personnel salaries, prototype material costs and testing and trials of new products.

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

Recently Adopted Accounting Standards

Effective January 1, 2014, the Company adopted the Financial Accounting Standards Board (“FASB”) Accounting Standards Update ("ASU") No. 2013-11, Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists (Topic 740). This ASU required entities to present an unrecognized tax benefit, or a portion of an unrecognized tax benefit, in their financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward. The objective of this update is to eliminate the diversity in practice in the presentation of unrecognized tax benefits when a net operating loss carryforward, a similar tax loss, or a tax credit carryforward exists. The adoption of this ASU did not have a significant impact on the Company’s consolidated financial statements.

2. Acquisitions

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

For the year ended December 31, 2014, the Company incurred $2.6 million of transaction related costs. These costs include investment banker fees, legal fees and other professional services fees to complete the transaction and have been recognized in the Company’s Consolidated Statements of Operations as corporate office selling, product development and administrative expenses.

The operating results of the Industrial Filtration business have been included in the Consolidated Statements of Operations since February 20, 2014, the date of the acquisition. The Industrial Filtration business is being reported as a separate reportable segment. From the date of the acquisition through December 31, 2014, the Industrial Filtration segment reported net sales and operating income of $112.2 million and $6.4 million, respectively. Operating income from the date of the acquisition through the year ended December 31, 2014 included $2.1 million of purchase accounting inventory fair value step-up adjustments in cost of sales upon the sale of inventory. The total purchase accounting inventory fair value step-up adjustment included in the balance sheet at the acquisition date was $2.1 million.

The following table summarizes the fair values of identifiable assets acquired and liabilities assumed at the date of the acquisition:

In thousands
Cash	$7,493
Accounts Receivable	26,779
Inventory	25,046
Other current assets	2,894
Property, plant and equipment	38,780
Deferred Taxes	2,501
Intangible assets (Note 5)	5,596
Goodwill (Note 5)	3,943
Total assets acquired	113,032

Other liabilities	(18,002)
Deferred taxes	(8,130)
Total liabilities assumed	(26,132)
Net assets acquired	$86,900

The final purchase price allocation was subject to post-closing adjustments pursuant to the terms of the Sale and Purchase Agreement with Andrews Industries Limited. As a result, in the third quarter of 2014, the Company paid an additional $0.2 million to Andrews Industries Limited, representing the final post-closing adjustment.

The following table reflects the unaudited pro forma operating results of the Company for years ended December 31, 2014 and December 31, 2013, which give effect to the acquisition of Industrial Filtration as if it had occurred on January 1, 2013. The pro forma information includes the historical financial results of the Company and Industrial Filtration. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective January 1, 2013, nor are they intended to be indicative of results that may occur in the future.The pro forma information does not include the effects of any synergies related to the acquisition.

	(Unaudited Pro Forma)
	For The Years Ended December 31,
In thousands	2014	2013
Net Sales	$553,345	$525,134
Net Income	$26,302	$21,500

Earnings per share:
Basic	$1.58	$1.30
Diluted	$1.55	$1.27

Pro forma earnings during the year ended December 31, 2014 were adjusted to exclude non-recurring items such as acquisition-related costs of $2.6 million and expense related to the fair value adjustment to inventory of $2.1 million, and to include additional amortization of the acquired Industrial Filtration intangible assets recognized at fair value in purchase accounting as well as additional interest expense associated with borrowings under the Company’s Amended Credit Facility. No amount is included in the pro forma earnings during the year ended December 31, 2014 related to inventory fair value adjustments which would have been recognized in cost of sales as the corresponding inventory would have been completely sold during 2013.

Pro forma earnings during the year ended December 31, 2013 were adjusted to include acquisition-related costs of $2.6 million and expense of $2.6 million related to the amortization of the fair value adjustments to inventory and additional amortization of the acquired Industrial Filtration intangible assets recognized at fair value in purchase accounting as well as $0.9 million of interest expense associated with borrowings under the Company’s Amended Credit Facility. Pro forma earnings during the year ended December 31, 2013 were adjusted to exclude acquisition-related costs of $1.2 million from 2013 which would have been included in the year ended December 31, 2012 if the acquisition had been effective January 1, 2013.

3. Inventories

Inventories as of December 31, 2014 and 2013 were as follows:

	December 31,
In thousands	2014	2013
Raw materials	$21,248	$11,944
Work in process	15,753	14,546
Finished goods	15,348	9,537
	52,349	36,027
Less: Progress billings	(1,108)	(1,110)
Total inventories	$51,241	$34,917

Included in work in process is gross tooling inventory of $9.9 million at December 31, 2014 and 2013. Tooling inventory, net of progress billings, was $8.8 million at December 31, 2014 and 2013.

4. Property, Plant and Equipment

Property, plant and equipment as of December 31, 2014 and 2013 were as follows:

	Estimated Useful Lives	December 31,
In thousands		2014	2013
Land	–	$2,773	$2,215
Buildings and improvements	10-35 years	56,562	48,779
Machinery and equipment	5-25 years	197,804	166,747
Office equipment	2-8 years	31,139	33,649
Vehicles	3-6 years	930	561
Assets under capital leases:
Land	–	609	692
Buildings and improvements	10-35 years	5,345	6,072
		295,162	258,715
Accumulated depreciation		(186,510)	(183,535)
Accumulated amortization of capital leases		(2,944)	(3,078)
		105,708	72,102
Construction in progress		9,649	6,761
Total property, plant and equipment		$115,357	$78,863

Depreciation expense was $16.7 million in 2014, $12.1 million in 2013, and $12.8 million in 2012.

5. Goodwill and Intangible Assets

Gross and net carrying amounts of goodwill at December 31, 2014 and 2013 were as follows:

In thousands	Performance Materials	Industrial Filtration	Thermal/ Acoustical Metals	Other Products and Services	Totals
Goodwill	$13,929	$—	$12,160	$5,787	$31,876
Accumulated amortization/impairment	—	—	(12,160)	(1,127)	(13,287)
Balance at December 31, 2013	13,929	—	—	4,660	18,589
Goodwill	13,340	3,943	12,160	5,787	35,230
Accumulated amortization/impairment	—	—	(12,160)	(1,127)	(13,287)
Balance at December 31, 2014	$13,340	$3,943	$—	$4,660	$21,943

The changes in the carrying amounts of goodwill in 2013 and 2014 were as follows:

In thousands	Performance Materials	Industrial Filtration	Other Products and Services	Totals
Balance at January 1, 2013	$13,622	$—	$4,660	$18,282
Goodwill adjustment	110	—	—	110
Currency translation adjustment	197	—	—	197
Balance at December 31, 2013	13,929	—	4,660	18,589
Goodwill adjustment	—	3,943	—	3,943
Currency translation adjustment	(589)	—	—	(589)
Balance at December 31, 2014	$13,340	$3,943	$4,660	$21,943

Goodwill Associated with Acquisitions and Divestitures

The goodwill associated with the Industrial Filtration segment results from the acquisition of the Industrial Filtration business on February 20, 2014. The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the entrance into new global markets and Industrial Filtration's assembled workforce. None of the recognized goodwill is deductible for income tax purposes.

The goodwill adjustment of $0.1 million in 2013 was related to the acquisition of DSM Solutech B.V. (“Solutech”) in December 2008. Lydall was obligated to pay to the Seller payments based on the net revenues of Solutech for a period of five years beginning on December 1, 2008 and ending on November 30, 2013 (“Contingent Consideration”). This Contingent Consideration equaled 4% of Solutech’s net revenues, as defined, during each of the periods. The value of the Contingent Consideration when paid was added to the original cost of the acquisition and increased the amount of goodwill previously recorded, as the acquisition occurred prior to the revised guidance issued by the Financial Accounting Standards Board (ASC 805) for business combinations.

Goodwill Impairment Testing

During the fourth quarter of 2014, the Company performed its annual impairment analysis of the $13.3 million of goodwill in the Performance Materials reporting unit (PM reporting unit), $3.9 million in the Industrial Filtration reporting unit (IF reporting unit) and $4.7 million of goodwill in the Life Sciences Vital Fluids reporting unit (VF reporting unit), included in OPS.

After considering changes in assumptions used in the Company's most recent quantitative annual testing, including the capital markets environment, economic conditions, industry trends, changes in results of operations, the magnitude of the excess of fair value over the carrying value, and other factors, the Company concluded it was not necessary to perform the two-step impairment test for the PM or VF reporting unit as it was not more likely than not that the fair value of the reporting unit was less than its carrying value. As a result, the Company concluded that the PM and VF reporting unit goodwill was not impaired.

The Company also used the qualitative method to analyze the goodwill for IF reporting unit, which was acquired in February 2014. When considering capital markets environment, economic conditions, industry trends, results of operations, and other factors the Company determined that it is not more likely than not that the fair value of the reporting unit is less than its carrying amount.

Other Intangible Assets

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other intangible assets, net” in the Consolidated Balance Sheets as of December 31, 2014 and 2013:

	December 31, 2014		December 31, 2013
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
License agreements	$818	$(818)	$881	$(881)
Technology	2,500	(143)	—	—
Customer Relationships	2,477	(195)	—	—
Patents	6,037	(3,274)	6,766	(3,307)
Other	691	(252)	278	(227)
Total amortized intangible assets	$12,523	$(4,682)	$7,925	$(4,415)

During 2014, the Company recognized $5.6 million of intangible assets as a result of the Industrial Filtration acquisition, including $2.5 million in both technology and customer relationships and $0.6 million in other. As of December 31, 2014, the weighted average useful life of the Industrial Filtration intangible assets was approximately 12 years.

Amortization of all intangible assets for the years ended December 31, 2014, 2013, and 2012 was $0.9 million, $0.4 million, and $0.8 million, respectively. Estimated amortization expense for intangible assets is expected to be $0.8 million for each of the years ending December 31, 2015 through 2018, and $0.7 million for the year ended December 31, 2019. As of December 31, 2014, the weighted average useful life of intangible assets was approximately 11 years.

During the fourth quarter of 2014, the Company performed an impairment analysis for long-lived assets at the Company’s DSM Solutech B.V. (“Solutech”) operation, included in the Performance Materials segment. During 2014, Solutech generated cash flow in excess of amounts projected in the impairment analysis completed in the third quarter of 2013. Although 2014 results were more favorable than forecasted, there was still a cash flow loss for 2014. Cash flow losses caused by a delay in commercialization of Solutech products to the market place by Solutech’s customers, are expected to continue in 2015. As a result of these negative cash flows, combined with historical operating losses, the Company determined that it was appropriate to test the Solutech asset group for recoverability in the fourth quarter of 2014. Acquisition related intangibles with a remaining useful life of 9 years primarily comprise the carrying value of the asset group of $3.4 million. To determine the recoverability of the Solutech asset group the Company completed an undiscounted cash flow analysis and compared it to the asset group carrying value. This analysis was primarily dependent on the increase in net sales over the period when the business has technological exclusivity provided by the intangible assets.

The Company determined that the Solutech asset group had undiscounted cash flow which was in excess of its carrying value and, as a result, the asset group was not impaired at December 31, 2014. The estimate of undiscounted cash flows of the Solutech long-lived asset group was based on the best information available as of the date of the assessment, which incorporated management assumptions around cash flows generated from future operations, the estimated economic useful life of the primary asset within the Solutech long-lived asset group, as well as other market information. The Company performed various sensitivity analyses noting that a more conservative scenario of high single digit revenue growth and an appropriate related cost structure, the undiscounted cash flows exceeded the carrying value with no impairment indicated. As of December 31, 2014, the Company expects to meet the cash flow forecasts included in the impairment analysis. Future cash flows are dependent on the success of commercialization efforts of Solutech products by OEMs, the quality of Solutech products and technology advancements and management’s ability to manage costs. In the event that Solutech’s cash flows in the future do not meet current expectations, management, based upon conditions at the time, would consider taking actions as necessary to maximize cash flow. Accordingly, the above sensitivity analysis, while a useful tool, should not be used as a sole predictor of future impairment. A thorough analysis of all the facts and circumstances existing at the time would need to be performed to determine if recording an impairment loss was appropriate.

6. Long-term Debt and Financing Arrangements

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

The Amended Credit Facility contains a number of affirmative and negative covenants, including financial and operational covenants. The Company is required to meet a minimum interest coverage ratio. The interest coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBIT to Consolidated Interest Charges, both as defined in the Amended Credit Facility, may not be less than 2.0 to 1.0 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined in the Amended Credit Facility, as of the end of each fiscal quarter of no greater than 3.0 to 1.0. The Company must also meet minimum consolidated EBITDA as of the end of each fiscal quarter for the preceding 12 month period of $30.0 million. The Company was in compliance with all covenants during 2014 and at December 31, 2014.

Interest is charged on borrowings at the Company’s option of either: (i) Base Rate plus the Applicable Rate, or (ii) the Eurodollar Rate plus the Applicable Rate. The Base Rate is a fluctuating rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by Bank of America, and (c) the Eurocurrency Rate plus 1.00%. The Eurocurrency Rate means (i) if denominated in LIBOR quoted currency, a fluctuating LIBOR per annum rate equal to the London Interbank Offered Rate; (ii) if denominated in Canadian Dollars, the rate per annum equal to the Canadian Dealer Offered Rate; or (iii) the rate per annum as designated with respect to such alternative currency at the time such alternative currency is approved by the Lenders. The Applicable Rate is determined based on the Company’s Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). The Applicable Rate added to the Base Rate Committed Loans ranges from 15 basis points to 100 basis points, and the Applicable Rate added to Eurocurrency Rate Committed Loans and Letters of Credit ranges from 75 basis points to 175 basis points. The Company pays a quarterly fee ranging from 20 basis points to 30 basis points on the unused portion of the $100 million available under the Amended Credit Agreement. At December 31, 2014, the Company had borrowing availability of $57.7 million under the Amended Credit Facility net of $40.0 million of borrowings outstanding and standby letters of credit outstanding of $2.3 million.

The Company’s previous $35 million senior secured domestic revolving credit facility (“Domestic Credit Facility”) that was outstanding at December 31, 2013, was entered into on June 16, 2011. The Domestic Credit Facility was secured by substantially all of the assets of the Company. The maturity date for the Domestic Credit Facility was June 15, 2016. The Company had no borrowings under the Domestic Credit Facility during 2013 and no outstanding borrowings at December 31, 2013. The Company was in compliance with all covenants during 2013 and at December 31, 2013.

The Company has a capital lease agreement for the land and building at the St. Nazaire, France operating facility, included in the Thermal/Acoustical Metals segment, requiring monthly principal and interest payments through 2016. The capital lease provides an option for the Company to purchase the land and building at the end of the lease for a nominal amount.

Total outstanding debt consists of:

			December 31,
In thousands	Effective Rate	Maturity	2014	2013
Revolver Loan, due January 31, 2019	1.42%	2019	$40,000	$—
Capital Lease, land and building, St. Nazaire, France	5.44%	2016	893	1,647
Capital Lease, manufacturing equipment, Hamptonville, North Carolina	5.00%	2017	37	67
			40,930	1,714
Less portion due within one year			(615)	(663)
Total long-term debt			$40,315	$1,051

As of December 31, 2014, total debt maturing in 2015 and 2016 was $0.6 million and $0.3 million, respectively. There was no debt outstanding that matures in 2017 or 2018, and $40.0 million maturing in 2019.

The weighted average interest rate on long-term debt was 1.5% for the year ended December 31, 2014, compared with 5.4% for the years ended December 31, 2013 and 2012.

The fair values of the Company’s long-term debt are determined using discounted cash flows based upon the Company’s estimated current interest cost for similar type borrowings or current market value, which falls under Level 2 of the fair value hierarchy. The carrying values of the long-term debt approximate fair market value.

7. Capital Stock

Preferred Stock — The Company has authorized Preferred Stock with a par value of $1.00. None of the 500,000 authorized shares have been issued.

Common Stock — As of December 31, 2014, 7,472 Lydall stockholders of record held 17,318,680 shares of Common Stock.

Dividend policy — The Company does not pay a cash dividend on its Common Stock. The Company’s Amended Credit Facility does not place any restrictions on cash dividend payments, so long as the payments do not place the Company in default.

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

Plan assets and benefit obligations of the domestic defined benefit pension plan are as follows:

	December 31,
In thousands	2014	2013
Change in benefit obligation:
Net benefit obligation at beginning of year	$53,427	$60,020
Interest cost	2,348	2,453
Actuarial loss (gain)	7,654	(6,900)
Gross benefits paid	(12,602)	(2,146)
Net benefit obligation at end of year	$50,827	$53,427
Change in plan assets:
Fair value of plan assets at beginning of year	$40,680	$36,355
Actual return on plan assets	945	5,226
Contributions	4,252	1,245
Gross benefits paid	(12,602)	(2,146)
Fair value of plan assets at end of year	$33,275	$40,680
Net benefit obligation in excess of plan assets	$(17,552)	$(12,747)
Balance sheet amounts:
Noncurrent liabilities	$(17,552)	$(12,747)
Total liabilities	$(17,552)	$(12,747)
Amounts recognized in accumulated other comprehensive income, net of tax consist of:
Net actuarial loss	$17,228	$14,830
Net amount recognized	$17,228	$14,830

At December 31, 2014, in addition to the accrued benefit liability of $17.6 million recognized for the Company’s domestic defined benefit pension plan, the Company also had foreign regulatory labor agreements with an accrued benefit liability of $1.4 million and accumulated other comprehensive loss, net of tax, of $0.4 million.

At December 31, 2013, in addition to the accrued benefit liability of $12.7 million recognized for the Company’s domestic defined benefit pension plan, the Company also had an accrued benefit liability of $1.2 million and accumulated other comprehensive loss, net of tax, related to foreign regulatory labor agreements of $0.2 million.

The domestic defined benefit pension plan liability, net of tax, included in other comprehensive income increased by $2.4 million for the year ended December 31, 2014 and decreased $6.5 million for the year ended December 31, 2013. These changes are mainly due to changes in pension assumptions, primarily the discount and mortality rates.

Aggregated information for the domestic defined benefit pension plan with an accumulated benefit obligation in excess of plan assets is provided in the tables below:

	December 31,
In thousands	2014	2013
Projected benefit obligation	$50,827	$53,427
Accumulated benefit obligation	$50,827	$53,427
Fair value of plan assets	$33,275	$40,680

Components of net periodic benefit cost for the domestic pension plan:

	December 31,
In thousands	2014	2013	2012
Interest cost	$2,348	$2,453	$2,583
Expected return on plan assets	(2,798)	(2,691)	(2,559)
Amortization of actuarial net loss	725	1,069	918
Pension settlement cost	4,914	—	—
Total net periodic benefit cost	$5,189	$831	$942

On April 1, 2014, the Company offered a voluntary one-time lump sum payment option to certain former U.S. employees who were vested defined benefit plan participants and not currently receiving monthly payments from the Company's domestic pension plan. The election period for this voluntary offer ended in the second quarter of 2014. Approximately 62% of eligible participants elected to receive a one-time lump sum payout resulting in $10.3 million being paid out of domestic pension plan assets in July 2014. This payout required a re-measurement of the domestic pension plan and a partial plan settlement charge, which resulted in a non-cash pre-tax loss of $4.9 million in net periodic pension benefit expense, which was recorded in selling, product development and administrative expenses in the third quarter of 2014, with an offset to accumulated other comprehensive loss in shareholder’s equity, net of $1.9 million tax benefit. The non-cash charge was required to accelerate the recognition of a portion of the previously unrecognized actuarial losses in the domestic pension plan.

It is estimated that $0.9 million of actuarial net loss will be amortized from accumulated other comprehensive loss into net periodic benefit costs for the domestic pension plan in 2015.

The major assumptions used in determining the year-end benefit obligation and annual net cost for the domestic pension plan are presented in the following table:

	Benefit Obligation		Net Cost
For the years ended December 31,	2014	2013	2014	2013	2012
Discount rate	4.16%	5.09%	5.09%	4.16%	5.00%
Expected return on plan assets	7.25%	7.25%	7.25%	7.50%	7.75%

The year-end benefit obligation increased primarily due to a reduction in the assumed discount rate from 5.09% as of December 31, 2013 to 4.16% as of December 31, 2014. During 2014, the Company adopted the new RP-2014 mortality table and mortality improvement scale BB-2D in determining the liability for its domestic defined benefit plan. This new table, along with the change in the discount rate, caused the increase in the actuarial loss recognized during 2014 and the increased projected benefit obligation.
At December 31, 2013, the domestic defined benefit pension plan mortality assumption was based on the RP-2000 mortality table using mortality improvement scale AA. In October 2014, the Society of Actuaries issued an updated set of mortality tables and improvement scale collectively known as RP-2014 and MP-2014, respectively. The Company has reviewed the findings and recommendations of these reports with their actuary. Based on that review, the Company has elected to utilize the Society of Actuaries' base mortality scale RP-2014 with the BB-2D mortality improvement scale, as the Company believes the BB-2D mortality improvement table more accurately reflects recent rates of mortality improvement since 2006 for the general population compared to the MP-2014 table.

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

The following table presents the target allocation of pension plan assets for 2015 and the actual allocation of plan assets as of December 31, 2014 and 2013 by major asset category:

	Target Allocation	Actual Allocation of Plan Assets December 31,
Asset Category	2015	2014	2013
Equity securities:
U.S. Equity	22% - 60%	43%	37%
Non-U.S.	15% - 25%	19%	23%
Emerging Markets	3% - 9%	6%	7%
Fixed income securities:
U.S. Bond funds	12% - 38%	26%	26%
Non-U.S. Bond funds	2% - 8%	3%	5%
Real estate investment trusts	0% - 8%	—%	—%
Cash and cash equivalents	0% - 5%	3%	2%

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

The following table sets forth by level, within the fair value hierarchy, the Trust’s assets at fair value as of December 31, 2014 and December 31, 2013:

December 31, 2014
In thousands	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. Equity	$14,272	$—	$—	$14,272
Non-U.S.	6,432	—	—	6,432
Emerging Markets	1,896	—	—	1,896
Fixed income securities:
U.S. Bond funds	8,528	—	—	8,528
Non-U.S. Bond funds	917	—	—	917
Real estate investment trusts	170	—	—	170
Cash and cash equivalents	1,060	—	—	1,060
Total Assets at Fair Value	$33,275	$—	$—	$33,275

December 31, 2013
In thousands	Level 1	Level 2	Level 3	Total
Equity securities:
U.S. Equity	$15,141	$—	$—	$15,141
Non-U.S.	9,465	—	—	9,465
Emerging Markets	2,713	—	—	2,713
Fixed income securities:
U.S. Bond funds	10,461	—	—	10,461
Non-U.S. Bond funds	1,847	—	—	1,847
Real estate investment trusts	155	—	—	155
Cash and cash equivalents	898	—	—	898
Total Assets at Fair Value	$40,680	$—	$—	$40,680

Estimated Future Contributions and Benefit Payments

The Company expects to contribute approximately $0.9 million in cash to its domestic defined benefit pension plan in 2015. Estimated future benefit payments for the next 10 years are as follows:

In thousands	2015	2016	2017	2018	2019	2020-2024
Benefit payments	$2,337	$2,365	$2,430	$2,510	$2,647	$14,490

Employee Savings Plan

The Company also sponsors a 401(k) Plan. Employer contributions to this plan amounted to $2.1 million in 2014, $1.7 million in 2013, and $1.6 million in 2012. Matching contributions by the Company are made on employee pretax contributions up to five percent of compensation, with the first three percent matched at 100% and the next two percent matched at 50%.

9. Equity Compensation Plans

As of December 31, 2014, the Company’s equity compensation plans consisted of the 2003 Stock Incentive Compensation Plan (the “2003 Plan”) and the 2012 Stock Incentive Plan (the “2012 Plan” and together with the 2003 Plan, the “Plans”) under which incentive and non-qualified stock options and time and performance based restricted shares have been granted to employees and directors from authorized but unissued shares of common stock or treasury shares. The 2003 Plan is not active, but continues to govern all outstanding awards granted under the plan until the awards themselves are exercised or terminate in accordance with their terms. The 2012 Plan, approved by shareholders on April 27, 2012, authorized 1,750,000 shares of common stock for awards. The 2012 Plan also authorizes an additional 1,200,000 shares of common stock to the extent awards granted under prior stock plans that were outstanding as of April 27, 2012 are forfeited. The 2012 Plan provides for the following type of awards: options, restricted stock, restricted stock units and other stock-based awards.

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

The Company incurred compensation expense of $2.8 million, $1.8 million, and $1.4 million for the years ended December 31, 2014, 2013, and 2012, respectively, for all stock-based compensation plans, including restricted stock awards. No compensation costs were capitalized as part of inventory. The associated tax benefit realized was $2.5 million, $1.0 million, and $0.5 million for the years ended December 31, 2014, 2013, and 2012, respectively.

Stock Options

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:

	2014	2013	2012
Risk-free interest rate	1.6%	1.7%	1.4%
Expected life	5.1 years	5.2 years	5.7 years
Expected volatility	46%	65%	68%
Expected dividend yield	—%	—%	—%

The following is a summary of the option activity as of December 31, 2014 and changes during the year then ended:

In thousands except per share amounts and years

	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2013	758	$10.32
Granted	132	$27.96
Exercised	(277)	$8.87
Forfeited/Cancelled	(4)	$9.24
Outstanding at December 31, 2014	609	$14.81	7.0	$10,967
Options exercisable at December 31, 2014	321	$9.99	5.2	$7,323
Expected to vest at December 31, 2014	261	$19.78	8.9	$3,408

The Company granted 131,800, 75,279, and 146,500 stock options during 2014, 2013, and 2012, respectively. The weighted-average grant-date fair value of options granted during the years 2014, 2013, and 2012 was $11.85, $9.41, and $7.79, respectively. There were 277,006 options exercised in 2014, 158,322 options exercised in 2013, and 129,675 options exercised in 2012. The intrinsic value for options exercised during 2014 was $5.0 million and the associated tax benefit realized from stock options exercised was $1.8 million. The total intrinsic value for options exercised during 2013 was $1.0 million and the associated tax benefit realized from stock options exercised was $0.3 million. The total intrinsic value for options exercised during 2012 was $0.7 million and the associated tax benefit realized from stock options exercised was $0.2 million. The amount of cash received from the exercise of stock options was $2.5 million in 2014, $1.5 million in 2013, and $1.0 million in 2012. At December 31, 2014, the total unrecognized compensation cost related to non-vested stock option awards was approximately $2.0 million, with a weighted average expected amortization period of 3.1 years.

Restricted Stock

The following is a summary of the Company’s unvested restricted shares for the year ended and as of December 31, 2014:

In thousands except per share amounts
Outstanding Restricted Shares	Shares	Weighted-Average Grant-Date Fair Value
Outstanding at December 31, 2013	308	$12.99
Granted	253	$22.93
Vested	(96)	$9.41
Forfeited/Cancelled	(6)	$16.48
Outstanding at December 31, 2014	459	$19.17
Expected to vest at December 31, 2014	431	$19.50

Restricted stock includes both performance-based and time-based awards. Compensation for restricted stock is recorded based on the market value of the stock on the grant date and amortized to expense over the vesting period of the award. The Company granted 204,800, 95,090, and 114,500 shares of performance-based restricted stock during 2014, 2013, and 2012, respectively. The Company granted 48,649 shares of time-based restricted stock in 2014, 29,480 shares in 2013, and 73,750 in 2012. The weighted average fair value per share of restricted stock granted was $22.93, $16.01, and $12.56 during 2014, 2013, and 2012, respectively. During 2014, 2013, and 2012, respectively, there were 6,212, 10,565, and 171,369 shares of restricted stock forfeited. The fair value of awards for which restrictions lapsed during the years ended December 31, 2014, 2013, and 2012 was $2.2 million, $1.6 million, and $0.6 million, respectively. At December 31, 2014, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $4.8 million, with a weighted average expected amortization period of 2.2 years.

Stock Repurchase Program

In April 2012, the Company’s Board of Directors approved a stock repurchase program (the “2012 Stock Repurchase Program”) which authorized the Company to repurchase up to 1.0 million shares of its common stock.

The Company did not repurchase any shares of its common stock during the year ended December 31, 2014 under the 2012 Stock Repurchase Program. As of December 31, 2014, there were 267,089 shares remaining and authorized for repurchase under the 2012 Stock Repurchase Program.

During the year ended December 31, 2014, the Company purchased 33,252 shares of common stock valued at $0.8 million, through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company's equity compensation plans, which allow the Company to withhold the number of shares having fair value equal to each recipient's tax withholding due.

10. Segment Information

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

Performance Materials Segment

The Performance Materials segment includes filtration media solutions primarily for air, fluid power, and industrial applications (“Filtration”), air and liquid life science applications (“Life Sciences Filtration”), and thermal insulation solutions for building products, appliances, and energy and industrial markets (“Thermal Insulation”).

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

Industrial Filtration Segment

The Industrial Filtration segment includes non-woven felt media and filter bags used primarily in industrial air and liquid filtration applications. Non-woven filter media is the most commonly used filter technology to satisfy increasing emission control regulations in a wide range of industries, including power, cement, steel, asphalt, incineration, mining, food, and pharmaceutical. The business also produces non-woven media that is used in automotive and other commercial applications.

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

Thermal/Acoustical Fibers segment products offer thermal and acoustical insulating solutions comprised of organic and inorganic fiber composites for the automotive and truck markets primarily in North America. Lydall’s dBCore® is a lightweight acoustical composite that emphasizes absorption principles over heavy-mass type systems. Lydall’s dBLyte® is a high-performance acoustical barrier with sound absorption and blocking properties and can be used throughout a vehicle’s interior to minimize intrusive noise from an engine compartment and road. Lydall’s ZeroClearance® is an innovative thermal solution that utilizes an adhesive backing for attachment and is used to protect vehicle components from excessive heat. Lydall’s specially engineered wheel wells provide a solution with weight reduction and superior noise suppression capabilities over conventional designs.

Thermal/Acoustical Metals segment and Thermal/Acoustical Fibers segment operating results include allocations of certain costs shared between the segments.

Other Products and Services

The Life Sciences Vital Fluids business offered specialty products for blood filtration devices, blood transfusion single-use containers and the design and manufacture of single-use solutions for cell growth, frozen storage and fluid handling, as well as equipment for bioprocessing applications.

On January 30, 2015 the Company sold all of the outstanding shares of common stock of its Vital Fluids business, reported as Other Products and Services, for a cash purchase price of $29.9 million, subject to a post-closing adjustment (the "Disposition"). The Disposition was completed pursuant to a Stock Purchase and Sale Agreement, dated January 30, 2015, by and among the Company, and the Buyer. The Company expects to recognize an after tax gain on the sale of this business of approximately $10 to $12 million in the first quarter of 2015.

Net sales by segment and for OPS, as well as reconciling items, to equal to consolidated net sales for the years ended December 31, 2014, 2013, and 2012 were as follows:

Consolidated Net Sales	For the Years Ended December 31,
In thousands	2014	2013	2012
Performance Materials Segment:
Filtration	$71,648	$64,752	$68,379
Thermal Insulation	31,404	36,929	38,449
Life Sciences Filtration	12,814	10,320	11,207
Performance Materials Segment net sales	115,866	112,001	118,035
Industrial Filtration Segment:
Industrial Filtration	112,220	—	—
Industrial Filtration net sales	112,220	—	—
Thermal/Acoustical Metals Segment:
Metal parts	145,135	135,833	136,276
Tooling	19,130	22,573	17,645
Thermal/Acoustical Metals Segment net sales	164,265	158,406	153,921
Thermal/Acoustical Fibers Segment:
Fiber parts	124,458	105,876	93,519
Tooling	4,133	8,444	917
Thermal/Acoustical Fibers Segment net sales	128,591	114,320	94,436
Other Products and Services:
Life Sciences Vital Fluids	19,682	17,175	16,853
Other Products and Services net sales	19,682	17,175	16,853
Eliminations and Other	(4,795)	(3,933)	(4,321)
Consolidated Net Sales	$535,829	$397,969	$378,924

Operating income by segment and for OPS and Corporate Office Expenses for the years ended December 31, 2014, 2013, and 2012 were as follows:

Operating Income	For the Years Ended December 31,
In thousands	2014	2013	2012
Performance Materials Segment	$9,706	$9,462	$10,400
Industrial Filtration Segment	6,412	—	—
Thermal/Acoustical Metals Segment	13,823	14,088	14,708
Thermal/Acoustical Fibers Segment	29,167	21,486	12,851
Other Products and Services:
Life Sciences Vital Fluids	1,582	778	1,190
Corporate Office Expenses	(26,642)	(17,101)	(17,771)
Consolidated Operating Income	$34,048	$28,713	$21,378

Operating results in 2014 were negatively impacted by $2.1 million of purchase accounting adjustments relating to inventory step-up for the Industrial Filtration segment and a $2.9 million commission settlement within the T/A Metals segment. Corporate Office Expenses in 2014 were negatively impacted by a $4.9 million non-cash pension plan settlement charge and $2.6 million of transaction related costs. Corporate Office Expenses in 2013 were impacted by $1.2 million of transaction related costs. Operating results in 2012 were impacted by a net gain on sale of a product line in the Performance Materials segment of $0.8 million and a loss on disposal of assets in Corporate Office Expenses and the Performance Materials segment of $1.5 million and $0.3 million, respectively.

Total assets by segment and for OPS and the Corporate Office were as follows at December 31, 2014, 2013 and 2012:

Total Assets	December 31,
In thousands	2014	2013	2012
Performance Materials Segment	$71,325	$74,838	$74,119
Industrial Filtration Segment	100,201	—	—
Thermal/Acoustical Metals Segment	106,210	104,908	96,019
Thermal/Acoustical Fibers Segment	33,109	30,176	26,830
Other Products and Services	11,580	11,866	11,195
Corporate Office	39,345	52,897	43,753
Total Assets	$361,770	$274,685	$251,916

Total capital expenditures and depreciation and amortization by segment and for OPS and the Corporate Office for the years ended December 31, 2014, 2013 and 2012 were as follows:

	Capital Expenditures			Depreciation and Amortization
In thousands	2014	2013	2012	2014	2013	2012
Performance Materials Segment	$4,124	$4,604	$5,231	$4,654	$4,667	$5,290
Industrial Filtration Segment	1,804	—	—	4,536	—	—
Thermal/Acoustical Metals Segment	8,544	6,027	4,063	4,578	4,777	5,019
Thermal/Acoustical Fibers Segment	3,296	1,887	1,033	2,166	2,217	2,324
Other Products and Services	574	243	128	804	588	596
Corporate Office	659	1,065	949	908	454	453
Total	$19,001	$13,826	$11,404	$17,646	$12,703	$13,682

Net sales by geographic area for the years ended December 31, 2014, 2013 and 2012 and long-lived asset information by geographic area as of December 31, 2014, 2013, and 2012 were as follows:

	Net Sales			Long-Lived Assets
In thousands	2014	2013	2012	2014	2013	2012
United States	$345,864	$269,989	$251,695	$72,832	$48,787	$45,979
France	52,534	47,831	52,517	13,861	16,436	17,463
Germany	77,896	77,229	71,896	12,366	13,287	13,542
United Kingdom	26,387	—	—	7,601	—	—
China	29,401	—	—	11,225	—	—
Other	3,747	2,920	2,816	795	1,815	1,024
Total	$535,829	$397,969	$378,924	$118,680	$80,325	$78,008

Foreign sales are based on the country in which the sales originated (i.e., where the Company’s legal entity is domiciled). Sales to Ford Motor Company in 2014, 2013, and 2012 were $88.4 million, $79.7 million, and $71.2 million, respectively, and accounted for 16.5%, 20.0%, and 18.8% of Lydall’s net sales in the years ended December 31, 2014, 2013, and 2012, respectively. Sales to Chrysler Group LLC in 2013 and 2012 were $43.5 million and $38.0 million, respectively and accounted for 10.9% and 10.0% of Lydall's net sales in the years ended December 31, 2013 and 2012, respectively. These sales were reported in the Thermal/Acoustical Metal and Thermal/Acoustical Fiber segments. No other customers accounted for more than 10.0% of total net sales in 2014, 2013, and 2012.

11. Income Taxes

The provision for income taxes from continuing operations consists of the following:

	For the years ended December 31,
In thousands	2014	2013	2012
Current:
Federal	$8,069	$5,477	$3,208
State	1,334	709	265
Foreign	3,883	2,032	2,352
Total Current	13,286	8,218	5,825
Deferred:
Federal	$(42)	$1,609	$(2,031)
State	(1,626)	(1,144)	(291)
Foreign	191	504	673
Total Deferred	(1,477)	969	(1,649)
Provision for income taxes	$11,809	$9,187	$4,176

The following is a reconciliation of the difference between the actual provision for income taxes from continuing operations and the provision computed by applying the federal statutory tax rate on earnings:

	For the years ended December 31,
	2014	2013	2012
Statutory federal income tax rate	35.0%	35.0%	35.0%
State income taxes	0.8	2.9	2.2
Valuation allowances for deferred tax assets, including state	1.3	(1.8)	(17.8)
Foreign dividends	—	0.5	0.9
Capitalized transaction costs	2.0	—	—
Domestic production activities deduction	(2.6)	(2.7)	(2.4)
Foreign income taxed at lower rates	(3.5)	—	—
Other	2.1	(1.5)	2.0
Effective income tax rate	35.1%	32.4%	19.9%

The Company’s effective tax rate for 2014 was 35.1% compared to 32.4% in 2013 and 19.9% in 2012. In 2014, the difference between the Company’s effective tax rate and the statutory federal income tax rate was due to a favorable mix of taxable income generated from countries with lower tax rates compared to that of the United States resulting in a tax benefit of $1.2 million and a tax benefit of $0.9 million attributable to the Domestic Production Activities Deduction. These favorable adjustments were partially offset by tax expense of $0.8 million related to nondeductible transaction costs from the Industrial Filtration acquisition, and a net increase in tax valuation allowances of $0.2 million. The other line item above is net of research credits, nondeductible expenses, and other income and expense items.

In 2014, the Company recorded tax valuation allowances of $1.1 million against certain net foreign deferred tax assets in the Netherlands and China as future realization of the assets were not reasonably assured, which were partially offset by the reversal of tax valuation allowances against state tax credits of $0.5 million and certain foreign jurisdictions of $0.4 million.

For 2013, the difference between the Company’s effective tax rate and the statutory federal income tax rate was primarily caused by the release of valuation allowances against state tax credit carryovers of $1.1 million, $0.8 million of benefit relating to Domestic Production Activities Deduction, and a tax benefit of $0.5 million related to the conclusion of certain U.S. federal income tax matters through the year ended December 31, 2009. These favorable tax adjustments were partially offset by an increase in valuation allowance established against a foreign net deferred tax asset. The $1.1 million reversal of valuation allowances against state tax credit carryovers included $0.3 million of state tax credits which offset 2013 state income taxes and $0.8 million expected to benefit future periods. In 2013, the Company maintained a full valuation allowance against a foreign deferred tax asset in the Netherlands as future realization of the asset was not reasonably assured due to consistent historical losses since 2008. During 2013, the Company increased this valuation allowance by $0.6 million in order to reserve against additional loss carryforwards that were generated in the Netherlands during the current year.

For 2012, the difference between the Company’s effective tax rate and the statutory federal income tax rate was primarily caused by the release of valuation allowances against foreign tax credit carryovers of $3.9 million and state net operating loss carryovers, partially offset by an increase in valuation allowance established against a foreign net deferred tax asset. The Company’s state income taxes in 2012 were offset by the reversal of valuation allowances against state net operating loss carryovers of $0.5 million as the Company used certain state net operating loss carryovers to offset 2012 state income taxes. During 2012, the Company increased its valuation allowance against a foreign deferred tax asset in the Netherlands by $0.7 million as future realization of such tax benefit was not reasonably assured.

The Company maintains valuation allowances against certain deferred tax assets where realization is not reasonably assured. The Company evaluates the likelihood of the realization of deferred tax assets and reduces the carrying amount to the extent it believes a portion will not be realized. The Company’s effective tax rates in future periods could be affected by earnings being lower or higher than anticipated in countries where tax rates differ from the United States federal rate, the relative impact of permanent tax adjustments on higher or lower earnings from domestic operations, changes in net deferred tax asset valuation allowances, completion of acquisitions or divestitures, changes in tax rates or tax laws and the outcome of tax audits.

The following schedule presents net current and net long-term deferred tax assets and liabilities by tax jurisdiction as of December 31, 2014 and 2013:

	2014		2013
	Deferred Tax Assets		Deferred Tax Assets
In thousands	Current	Long-term	Current	Long-term
Federal	$3,399	$—	$3,219	$—
State	711	1,408	321	479
Foreign	1,504	—	398	95
Totals	$5,614	$1,408	$3,938	$574

	2014		2013
	Deferred Tax Liabilities		Deferred Tax Liabilities
In thousands	Current	Long-term	Current	Long-term
Federal	$—	$10,562	$—	$7,780
State	—	—	—	—
Foreign	—	3,305	—	967
Totals	$—	$13,867	$—	$8,747

Net deferred tax assets (liabilities) consist of the following as of December 31, 2014 and 2013:

	December 31,
In thousands	2014	2013
Deferred tax assets:
Accounts receivable	$211	$127
Inventories	884	939
Net operating loss carryforwards	4,992	4,566
Other accrued liabilities	3,341	2,020
Pension	7,295	5,268
Tax Credits	1,879	1,953
Total deferred tax assets	18,602	14,873
Deferred tax liabilities:
Domestic liability of foreign assets	$—	$96
Intangible assets	6,525	6,066
Property, plant and equipment	15,195	9,631
Total deferred tax liabilities	21,720	15,793
Valuation allowance	3,727	3,315
Net deferred tax liabilities	$(6,845)	$(4,235)

For the years ended December 31, 2014, 2013 and 2012, income from continuing operations before income taxes was derived from the following sources:

	For the years ended December 31,
In thousands	2014	2013	2012
United States	$27,463	$23,433	$14,573
Foreign	6,193	4,909	6,409
Total income before income taxes	$33,656	$28,342	$20,982

At December 31, 2014, the Company had approximately $10.1 million of state net operating loss carryforwards which expire between 2016 and 2034. In addition, at December 31, 2014, the Company had $2.9 million of state tax credit carry forwards that expire between 2015 and 2026. As of December 31, 2014, the Company had provided a valuation reserve against $9.6 million of its state net operating loss carryforwards and $1.1 million on its state tax credits carryforwards. The Company also has $5.0 million of foreign net operating loss carryovers in China, $2.1 million of foreign net operating loss carryovers in France, $0.8 million of net operating loss carryovers in the United Kingdom and $9.4 million of net operating loss carryovers in the Netherlands. The French net operating loss carryforwards have no expiration. The Company concluded it was more likely than not that the French net operating loss carryforwards will be fully realized and no valuation allowance was necessary as of December 31, 2014. The Netherlands’ net operating losses expire between the years 2017 and 2023 and the China net operating losses expire between the years 2015 and 2019. The Company has recorded a valuation allowance against the net operating losses in the Netherlands and China as future realization is not reasonably assured. The Company evaluates and weighs the positive and negative evidence present at each period. The Company will continue to monitor the realization criteria based on future operating results.

As of December 31, 2014 the Company has not paid U.S. income taxes on approximately $25.1 million of undistributed earnings of foreign subsidiaries. The Company’s intention is to reinvest these earnings permanently or to repatriate the earnings only when it is tax effective to do so. The Company estimates that the amount of tax that would be payable on the undistributed earnings if repatriated to the United States would fall in the range of $1.0 million to $8.5 million, based on current facts, but depending on the timing and extent of the repatriation. This amount may vary in the future due to a variety of factors including future tax law changes, future earnings and statutory taxes paid by foreign subsidiaries, and ongoing tax planning strategies by the Company.

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, China, France, Germany, Hong Kong, the Netherlands and the United Kingdom. Within the next fiscal year, the Company expects to conclude certain federal income tax matters through the year ended December 31, 2011 and it is reasonably expected that net unrecognized benefits of $0.4 million may be recognized. The total amount of net unrecognized tax benefits that would affect the effective tax rate if recognized was $1.3 million as of December 31, 2014. The Company is no longer subject to U.S. federal examinations for years before 2010, state and local examinations for years before 2002, and non-U.S. income tax examinations for years before 2003.

A reconciliation of the beginning and ending amount of gross unrecognized tax benefits is as follows:

In thousands	2014	2013
Unrecognized tax benefits at beginning of year	$1,864	$1,029
Increases relating to positions taken in prior periods	20	678
Increases relating to current period	388	586
Decreases due to settlements with tax authorities	—	—
Decreases due to lapse of statute of limitations	—	(429)
Unrecognized tax benefits at end of year	$2,272	$1,864

The Company recognizes the interest accrued and the penalties related to unrecognized tax benefits as a component of tax expense.

12. Commitments and Contingencies

Leases

The Company has operating leases that resulted in expense of $6.4 million in 2014, $4.0 million in 2013, and $4.0 million in 2012. These contracts include building, office equipment, vehicle and machinery leases that require payment of property taxes, insurance, repairs and other operating costs.

The Company has a capital lease agreement for the land and building at the St. Nazaire, France operating facility requiring monthly principal and interest payments until 2016. (See Note 6)

Approximate future minimum lease payments under noncancelable leases are:

	Payments due by period
In thousands	Operating Lease Payments	Capital Lease Payments	Total
2015	$4,848	$647	$5,495
2016	3,810	317	4,127
2017	3,708	—	3,708
2018	2,529	—	2,529
2019	1,362	—	1,362
Thereafter	1,080	—	1,080
Total	17,337	964	18,301
Interest on capital leases	—	(35)	(35)
Total	$17,337	$929	$18,266

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

13. Earnings Per Share

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	For the years ended December 31,
In thousands	2014	2013	2012
Basic average common shares outstanding	16,662	16,570	16,717
Effect of dilutive options and restricted stock awards	341	296	256
Diluted average common shares outstanding	17,003	16,866	16,973

For the years ended December 31, 2014, 2013 and 2012, stock options for less than 0.1 million, 0.2 million, and 0.2 million shares of Common Stock, respectively, were not considered in computing diluted earnings per common share as the stock options were considered anti-dilutive.

14. Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial results for 2014 and 2013. In management’s opinion, all material adjustments necessary for a fair statement of the information for such quarters have been reflected.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
In thousands except per share data	2014	2013	2014	2013	2014	2013	2014	2013
Net sales	$125,226	$99,029	$148,793	$101,051	$134,227	$97,995	$127,583	$99,894
Gross profit	$26,199	$21,365	$34,653	$23,037	$28,564	$20,494	$25,562	$20,329
Net income	$3,716	$4,492	$8,240	$5,955	$4,158	$4,575	$5,733	$4,133
Earnings per common share:
Basic	$0.22	$0.27	$0.50	$0.36	$0.25	$0.28	$0.34	$0.25
Diluted	$0.22	$0.26	$0.49	$0.35	$0.24	$0.27	$0.34	$0.25

The table above includes the quarterly results of Industrial Filtration since the acquisition date of February 20, 2014. Gross profit during the quarters ended March 31, 2014, June 30, 2014, and September 30, 2014 were negatively impacted by purchase accounting adjustments of $1.3 million, $0.5 million, and $0.2 million, respectively, related to the acquisition of Industrial Filtration. These purchase accounting adjustments reduced net income by $0.9 million,

$0.4 million and $0.2 million during the quarters ended March 31, 2014, June 30, 2014 and September 30, 2014, respectively. (See Note 2)

Net income during the quarter ended March 31, 2014 was negatively impacted by $2.2 million of transaction related costs due to the acquisition of Industrial Filtration. Net income during the quarter ended June 30, 2014 was negatively impacted by a $2.0 million commission settlement within the T/A Metals segment. Net income during the quarter ended September 30, 2014, was negatively impacted by $3.0 million, related to a non-cash pension plan settlement charge associated with the Company's domestic defined benefit pension plan. (See Note 8)

Gross profit in the first quarter of 2013 included a completed pricing negotiation and a non-recurring customer project which contributed to an increase in gross profit of $1.8 million.

Net income during the quarters ended March 31, 2013 and June 30, 2013 were positively impacted by discrete tax benefits of $0.5 million and $0.3 million, respectively, related to the conclusion of certain U.S. federal income tax matters. Net income during the quarter ended December 31, 2013 was negatively impacted by $0.7 million of Industrial Filtration transaction related costs offset by the positive impact of the reversal of valuation allowances associated with state tax credit carryovers of $0.9 million. (See Note 11)

15. Recently Issued Accounting Standards

In April 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. It is effective for annual periods beginning on or after December 15, 2014. Early adoption is permitted but only for disposals. The Company has evaluated the impact the adoption of ASU 2014-08 will have on the Company's consolidated financial statements and disclosures related to the January 2015 sale of its Vital Fluids business and determined that the sale of this business would not qualify as a discontinued operation.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry-specific guidance. The standard’s core principle is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. This ASU is effective for fiscal years beginning after December 15, 2016. Early adoption is not permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation” (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period. This ASU affects entities that grant their employees share-based payments in which terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This ASU is effective for fiscal years beginning after December 15, 2015. Early adoption is permitted. The Company is currently evaluating the method and impact the adoption of ASU 2014-12 will have on the Company’s consolidated financial statements and disclosures.

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity's Ability to Continue as a Going Concern” (Subtopic 205-40). This ASU establishes specific guidance to an organization's management on their responsibility to evaluate whether there is substantial doubt about the organization's ability to continue as a going concern. This ASU is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. This ASU is not expected to have an impact on the Company’s consolidated financial statements and disclosures.

16. Changes in Accumulated Other Comprehensive Income (Loss)

The following table discloses the changes by classification within accumulated other comprehensive income (loss) for the period ended December 31, 2014, 2013 and 2012:

In thousands	Foreign Currency Translation Adjustment	Defined Benefit Pension Adjustment		Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2011	$1,937	$(18,555)		$(16,618)
Other Comprehensive income (loss)	1,241	(3,558)	(a)	(2,317)
Amounts reclassified from accumulated other comprehensive income	—	569	(b)	569
Balance at December 31, 2012	$3,178	$(21,544)		$(18,366)
Other Comprehensive income (loss)	2,950	5,909	(a)	8,859
Amounts reclassified from accumulated other comprehensive income	—	663	(b)	663
Balance at December 31, 2013	$6,128	$(14,972)		$(8,844)
Other Comprehensive loss	(12,714)	(6,099)	(a)	(18,813)
Amounts reclassified from accumulated other comprehensive income	—	3,496	(b)	3,496
Balance at December 31, 2014	$(6,586)	$(17,575)		$(24,161)

(a) Amount represents actuarial (losses) gains arising from the Company’s postretirement benefit obligation. This amount was $(6.1) million, net of $3.7 million tax benefit, for 2014, $5.9 million, net of a $3.6 million tax expense, for 2013 and $(3.6) million, net of $2.1 million tax benefit in 2012. (See Note 8)

(b) Amount represents the amortization of actuarial losses to pension expense arising from the Company’s postretirement benefit obligation. This amount was $3.5 million, net of $2.1 million tax benefit, which included $3.0 million, net of $1.9 million tax benefit for pension settlement costs in 2014, $0.7 million, net of $0.4 million tax benefit, for 2013 and $0.6 million, net of $0.3 million tax benefit in 2012. (See Note 8)

17. Subsequent Events

On January 30, 2015, the Company sold all of the outstanding shares of common stock of its Vital Fluids business, reported as Other Products and Services, for a cash purchase price of $29.9 million, subject to a customary post-closing adjustment (the “Disposition”). The Disposition was completed pursuant to a Stock Purchase and Sale Agreement, dated January 30, 2015, by and among the Company, and the Buyer. The Company expects to recognize an after tax gain on the sale of this business of approximately $10 to $12 million in the first quarter of 2015.

Schedule II

LYDALL, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED December 31, 2014, 2013 AND 2012

In thousands	Balance at January 1,	Charges to Costs and Expenses	Charges (Deductions) to Other Accounts		Deductions		Balance at December 31,
2014
Allowance for doubtful receivables	$480	$384	$(39)	2	$(116)	1	$709
Tax valuation allowances	3,315	1,120	193	2,5	(901)	3	3,727
2013
Allowance for doubtful receivables	$469	$60	$15	2	$(64)	1	$480
Tax valuation allowances	3,587	855	—		(1,127)	3	3,315
2012
Allowance for doubtful receivables	$622	$162	$7	2	$(322)	1	$469
Allowance for note receivable	480	—	—		(480)	4	—	4
Tax valuation allowances	7,132	854	—		(4,399)	3	3,587

1.	Uncollected receivables written off and recoveries.

2.	Foreign currency translation and other adjustments.

3.	Reduction to income tax expense.

4.
A reserve for $0.5 million was recorded during 2004 for the remaining balance of the note receivable associated with the sale of certain assets of the fiberboard operation in 2001, which was included within “Prepaid expenses and other current assets” on the Consolidated Balance Sheets as of December 31, 2011. The receivable was written off against the reserve in 2012.

5.	Adjustments relating to the acquisition of Industrial Filtration.

S-1