Form 10-Q
period 2015-03-31
LYDALL INC /DE/
filed 2015-04-30
CIK 60977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $ .10 par value per share.

Total Shares outstanding April 13, 2015	17,014,967

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current assumptions relating to the Company’s business, the economy and future conditions. Forward-looking statements generally can be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “forecasts,” “predicts,” “targets,” “prospects,” “strategy,” “signs” and other words of similar meaning in connection with the discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash and other measures of financial performance. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Forward-looking statements in this Quarterly Report on Form 10-Q include, among others, statements relating to:

•	Overall economic and business conditions and the effects on the Company’s markets;

•	Outlook for the remainder of 2015;

•	Expected vehicle production in the North American, European or Asian markets;

•	Growth opportunities in markets served by the Company;

•	Expected cost savings from synergy programs associated with the Industrial Filtration acquisition;

•	Expected gross margin, operating margin and working capital improvements from the application of Lean Six Sigma;

•	Product development and new business opportunities;

•	Future strategic transactions, including but not limited to: acquisitions, joint ventures, alliances, licensing agreements and divestitures;

•	Pension plan funding requirements;

•	Future cash flow and uses of cash;

•	Future repurchases of the Company’s Common Stock;

•	Future amounts of stock-based compensation expense;

•	Future earnings and other measurements of financial performance;

•	Future levels of indebtedness and capital spending;

•	Ability to meet cash operating requirements;

•	Ability to meet financial covenants in the Company's revolving credit facility;

•	Future impact of the variability of interest rates;

•	Future impact of foreign currency exchange rates;

•	The expected future impact of recently issued accounting pronouncements upon adoption;

•	Future effective income tax rates and realization of deferred tax assets;

•	Estimates of fair values of reporting units and long-lived assets used in assessing goodwill and long-lived assets for possible impairment; and

•	The expected outcomes of legal proceedings and other contingencies.

All forward-looking statements are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements made in this Quarterly Report on Form 10-Q, as well as in press releases and other statements made from time to time by the Company’s authorized officers. Such risks and uncertainties include, among others, worldwide economic cycles that affect the markets which the Company’s businesses serve which could have an effect on demand for the Company’s products and impact the Company’s profitability, disruptions in the global credit and financial markets, including diminished liquidity and credit availability, swings in consumer confidence and spending, unstable economic growth, volatility in foreign currency exchange rates, raw material pricing and supply issues, fluctuations in unemployment rates, increases in fuel prices, and outcomes of legal proceedings, claims and investigations, including with respect to possible violations of German anti-trust laws by employees in the Company's German operation as well as other risks and uncertainties identified in Part II, Item 1A — Risk Factors of this Quarterly Report on Form 10-Q, and Part I, Item 1A - Risk Factors of Lydall’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

	Quarter Ended March 31,
	2015	2014
	(Unaudited)
Net sales	$127,306	$125,226
Cost of sales	99,606	99,027
Gross profit	27,700	26,199
Selling, product development and administrative expenses	17,622	18,573
Operating income	10,078	7,626
Gain on sale of business	(18,647)	—
Interest expense	222	212
Other (income) expense, net	(1,022)	55
Income before income taxes	29,525	7,359
Income tax expense	10,588	3,643
Net income	$18,937	$3,716
Earnings per share:
Basic	$1.12	$0.22
Diluted	$1.11	$0.22
Weighted average number of common shares outstanding:
Basic	16,837	16,542
Diluted	17,109	16,852

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Quarter Ended March 31,
	2015	2014
	(Unaudited)
Net income	$18,937	$3,716
Other comprehensive income:
Foreign currency translation adjustments	(9,919)	(336)
Pension liability adjustment, net of tax	137	111
Comprehensive income	$9,155	$3,491

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$72,103	$62,051
Accounts receivable, less allowances (2015 - $907; 2014 - $709)	91,252	84,366
Inventories	53,640	51,241
Taxes receivable	1,426	4,539
Prepaid expenses and other current assets	10,205	11,109
Total current assets	228,626	213,306
Property, plant and equipment, at cost	289,473	304,811
Accumulated depreciation	(179,184)	(189,454)
Net, property, plant and equipment	110,289	115,357
Goodwill	16,796	21,943
Other intangible assets, net	7,323	7,841
Other assets, net	3,522	3,323
Total assets	$366,556	$361,770
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$550	$615
Accounts payable	48,488	49,325
Accrued payroll and other compensation	9,118	14,550
Accrued taxes	10,334	1,447
Other accrued liabilities	9,711	7,140
Total current liabilities	78,201	73,077
Long-term debt	40,146	40,315
Deferred tax liabilities	11,571	13,867
Benefit plan liabilities	18,966	19,142
Other long-term liabilities	2,681	2,770

Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock	—	—
Common stock	2,460	2,463
Capital in excess of par value	70,402	68,961
Retained earnings	261,036	242,099
Accumulated other comprehensive loss	(33,943)	(24,161)
Treasury stock, at cost	(84,964)	(76,763)
Total stockholders’ equity	214,991	212,599
Total liabilities and stockholders’ equity	$366,556	$361,770

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Three Months Ended March 31,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net income	$18,937	$3,716
Adjustments to reconcile net income to net cash used for operating activities:
Gain on sale of business	(18,647)	—
Depreciation and amortization	4,362	3,848
Inventory step-up amortization	—	1,282
Deferred income taxes	(1,746)	315
Stock based compensation	635	573
Loss on disposition of property, plant and equipment	106	—
Changes in operating assets and liabilities:
Accounts receivable	(12,017)	(20,259)
Inventories	(6,465)	3,601
Accounts payable	3,644	5,970
Accrued payroll and other compensation	(4,409)	(1,934)
Accrued taxes	8,978	1,460
Other, net	5,525	(1,432)
Net cash used for operating activities	(1,097)	(2,860)
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(79,157)
Proceeds from the sale of business, net	28,370	—
Capital expenditures	(7,396)	(2,807)
Net cash provided by (used for) investing activities	20,974	(81,964)
Cash flows from financing activities:
Proceeds from borrowings	—	60,000
Debt repayments	(140)	(162)
Common stock issued	605	433
Common stock repurchased	(7,246)	(479)
Excess tax benefit on stock awards	286	222
Net cash (used for) provided by financing activities	(6,495)	60,014
Effect of exchange rate changes on cash	(3,330)	531
Increase (Decrease) in cash and cash equivalents	10,052	(24,279)
Cash and cash equivalents at beginning of period	62,051	75,407
Cash and cash equivalents at end of period	$72,103	$51,128

Non-cash capital expenditures of $2.4 million were included in accounts payable at March 31, 2015.

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Financial Statement Presentation

Description of Business

Lydall, Inc. and its subsidiaries (the “Company” or “Lydall”) design and manufacture specialty engineered filtration media, life science filtration media, industrial thermal insulating solutions, automotive thermal and acoustical barriers for filtration/separation and thermal/acoustical applications.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the accounts of Lydall, Inc. and its subsidiaries. All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements have been prepared, in all material respects, in accordance with the same accounting principles followed in the preparation of the Company’s annual financial statements for the year ended December 31, 2014. The operating results of the Industrial Filtration segment have been included in the Consolidated Statement of Operations since the date of acquisition, February 20, 2014. The operating results of the Life Sciences Vital Fluids business have been included in the Consolidated Statement of Operations through the date of disposition, January 30, 2015. The year-end Condensed Consolidated Balance Sheet was derived from the December 31, 2014 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Management believes that all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position, results of operations and cash flows for the periods reported, have been included. For further information, refer to the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

Recent Accounting Pronouncements

Effective January 1, 2015, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity." ASU 2014-08 raises the threshold for a disposal to qualify as a discontinued operation and requires new disclosures of both discontinued operations and certain other disposals that do not meet the definition of a discontinued operation. The Company evaluated the impact the adoption of ASU 2014-08 had on the Company's consolidated financial statements and disclosures related to the January 2015 sale of its Life Sciences Vital Fluids business and determined that the sale of this business did not qualify as a discontinued operation.

2.	Acquisition and Divestiture

Divestiture

On January 30, 2015, the Company sold all of the outstanding shares of common stock of its Life Sciences Vital Fluids business, reported as Other Products and Services, for a cash purchase price of $30.1 million (including a post-closing adjustment of $0.2 million). The disposition was completed pursuant to a Stock Purchase and Sale Agreement, dated January 30, 2015, by and among the Company, and the buyer. The Company recognized a pre-tax gain on the sale of $18.6 million, reported as non-operating income in the first quarter of 2015. Net of income taxes, the Company reported a gain on sale of $11.8 million.

In April 2014, the FASB issued ASU No. 2014-08, and in accordance with the revised accounting guidance for reporting discontinued operations, the Company did not report Life Sciences Vital Fluids as a discontinued operation as it would not be considered a strategic shift in Lydall's business. Accordingly, the operating results of Life Sciences Vital Fluids are included in the operating results of the Company through the sale date.

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

The following table reflects the unaudited pro forma operating results of the Company for the quarter ended March 31, 2014, which give effect to the acquisition of Industrial Filtration as if it had occurred on January 1, 2013. The pro forma information includes the historical financial results of the Company and Industrial Filtration. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective January 1, 2013, nor are they intended to be indicative of results that may occur in the future. The pro forma information does not include the effects of any synergies related to the acquisition.

(Unaudited Pro Forma)
In thousands	Quarter Ended March 31, 2014
Net Sales	$142,742
Net Income	$7,476

Earnings per share:
Basic	$0.45
Diluted	$0.44

Pro forma earnings during the quarter ended March 31, 2014 were adjusted to exclude non-recurring items such as acquisition-related costs of $2.4 million and expense related to the fair value adjustment to inventory of $1.3 million, and to include additional amortization of the acquired Industrial Filtration intangible assets recognized at fair value in purchase accounting as well as additional interest expense associated with borrowings under the Company’s Amended Credit Facility. No amount was included in the pro forma earnings during the three months ended March 31, 2014 related to inventory fair value adjustments as the corresponding inventory would have been completely sold during 2013.

3. Inventories

Inventories as of March 31, 2015 and December 31, 2014 were as follows:

In thousands	March 31, 2015	December 31, 2014
Raw materials	$23,520	$21,248
Work in process	16,831	15,753
Finished goods	14,794	15,348
	55,145	52,349
Less: Progress billings	(1,505)	(1,108)
Total inventories	$53,640	$51,241

Included in work in process is gross tooling inventory of $10.7 million and $9.9 million at March 31, 2015 and December 31, 2014, respectively. Tooling inventory, net of progress billings, was $9.2 million and $8.8 million at March 31, 2015 and December 31, 2014, respectively.

4. Goodwill and Other Intangible Assets

Goodwill:

The Company tests its goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value may exceed its fair value.

The changes in the carrying amount of goodwill by segment as of and for the three months ended March 31, 2015 were as follows:

	December 31, 2014	Currency translation adjustments	Other Activity	March 31, 2015
In thousands
Performance Materials	$13,340	$(487)	$—	$12,853
Industrial Filtration	3,943	—	—	3,943
Other Products and Services	4,660	—	(4,660)	—
Total goodwill	$21,943	$(487)	$(4,660)	$16,796

The other activity in goodwill associated with Other Products and Services of $4.7 million was the result of the sale of the Company's Life Science Vital Fluids business on January 30, 2015.

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

Other Intangible Assets:

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other intangible assets, net” in the Condensed Consolidated Balance Sheets as of March 31, 2015 and December 31, 2014:

	March 31, 2015		December 31, 2014
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
License agreements	$767	$(767)	$818	$(818)
Technology	2,500	(185)	2,500	(143)
Customer Relationships	2,439	(248)	2,477	(195)
Patents	5,430	(3,025)	6,037	(3,274)
Other	621	(209)	691	(252)
Total amortized intangible assets	$11,757	$(4,434)	$12,523	$(4,682)

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

The Amended Credit Facility contains a number of affirmative and negative covenants, including financial and operational covenants. The Company is required to meet a minimum interest coverage ratio. The interest coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBIT to Consolidated Interest Charges, both as defined in the Amended Credit Facility, may not be less than 2.0 to 1.0 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined in the Amended Credit Facility, as of the end of each fiscal quarter of no greater than 3.0 to 1.0. The Company must also meet minimum consolidated EBITDA as of the end of each fiscal quarter for the preceding 12 month period of $30.0 million. The Company was in compliance with all covenants at March 31, 2015 and December 31, 2014.

Interest is charged on borrowings at the Company’s option of either: (i) Base Rate plus the Applicable Rate, or (ii) the Eurodollar Rate plus the Applicable Rate. The Base Rate is a fluctuating rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by Bank of America, and (c) the Eurocurrency Rate plus 1.00%. The Eurocurrency Rate means (i) if denominated in LIBOR quoted currency, a fluctuating LIBOR per annum rate equal to the London Interbank Offered Rate; (ii) if denominated in Canadian Dollars, the rate per annum equal to the Canadian Dealer Offered Rate; or (iii) the rate per annum as designated with respect to such alternative currency at the time such alternative currency is approved by the Lenders. The Applicable Rate is determined based on the Company’s Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). The Applicable Rate added to the Base Rate Committed Loans ranges from 15 basis points to 100 basis points, and the Applicable Rate added to Eurocurrency Rate Committed Loans and Letters of Credit ranges from 75 basis points to 175 basis points. The Company pays a quarterly fee ranging from 20 basis points to 30 basis points on the unused portion of the $100 million available under the Amended Credit Agreement. At March 31, 2015, the Company had borrowing availability of $57.7 million under the Amended Credit Facility net of standby letters of credit outstanding of $2.3 million.

The Company has a capital lease agreement for the land and building at the St. Nazaire, France operating facility, included in the Thermal/Acoustical Metals segment, requiring monthly principal and interest payments through 2016. The capital lease provides an option for the Company to purchase the land and building at the end of the lease for a nominal amount.

Total outstanding debt consists of:

			March 31,	December 31,
In thousands	Effective Rate	Maturity	2015	2014
Revolver Loan, due January 31, 2019	1.18%	2019	$40,000	$40,000
Capital Lease, land and building, St. Nazaire, France	5.44%	2016	665	893
Capital Lease, manufacturing equipment, Hamptonville, North Carolina	5.00%	2017	31	37
			40,696	40,930
Less portion due within one year			(550)	(615)
Total long-term debt			$40,146	$40,315

The carrying value of the Company’s Amended Credit Facility approximates fair value given the variable rate nature of the debt. As such this debt would be classified as a Level 2 liability within the fair value hierarchy.

The weighted average interest rate on long-term debt was 1.3% for the three months ended March 31, 2015 and 1.5% for the year ended December 31, 2014.

6. Equity Compensation Plans

As of March 31, 2015, the Company’s equity compensation plans consisted of the 2003 Stock Incentive Compensation Plan (the “2003 Plan”) and the 2012 Stock Incentive Plan (the “2012 Plan” and together with the 2003 Plan, the “Plans”) under which incentive and non-qualified stock options and time and performance based restricted shares have been granted to employees and directors from authorized but unissued shares of common stock or treasury shares. The 2003 Plan is not active, but continues to govern all outstanding awards granted under the plan until the awards themselves are exercised or terminate in accordance with their terms. The 2012 Plan, approved by shareholders on April 27, 2012, authorizes 1.75 million shares of common stock for awards. The 2012 Plan also authorizes an additional 1.2 million shares of common stock to the extent awards granted under prior stock plans that were outstanding as of April 27, 2012 are forfeited. The 2012 Plan provides for the following types of awards: options, restricted stock, restricted stock units and other stock-based awards.

The Company incurred compensation expense of $0.6 million for each of the quarters ended March 31, 2015 and March 31, 2014, for the Plans, including restricted stock awards. No compensation costs were capitalized as part of inventory.

Stock Options

The following table is a summary of outstanding and exercisable options as of March 31, 2015:

In thousands except per share amounts and years	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at March 31, 2015	539	$15.35	6.9	$8,816
Exercisable at March 31, 2015	261	$9.96	5.0	$5,684
Expected to Vest at March 31, 2015	218	$20.61	8.7	$2,421

There were no stock options granted and 59,582 stock options exercised during the quarter ended March 31, 2015 and no stock options granted and 45,288 stock options exercised during the quarter ended March 31, 2014. The amount of cash received from the exercise of stock options was $0.6 million during the quarter ended March 31, 2015 and $0.4 million during the quarter ended March 31, 2014. The intrinsic value of stock options exercised was $1.2 million with a tax benefit of $0.4 million during the quarter ended March 31, 2015 and the intrinsic value of stock options exercised was $0.5 million with a tax benefit of $0.2 million during the quarter ended March 31, 2014. At March 31, 2015, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.4 million, with a weighted average expected amortization period of 3.0 years.

Restricted Stock

Restricted stock includes both performance-based and time-based awards. There were no time-based restricted shares granted during the quarter ended March 31, 2015 and 28,769 time-based restricted shares granted during the quarter ended March 31, 2014. There were no performance-based restricted shares granted during the quarter ended March 31, 2015 and 138,000 performance-based restricted shares granted during the quarter ended March 31, 2014, which have a 2016 earnings per share target. During the quarter ended March 31, 2015, there were no performance-based shares that vested and there were 64,200 performance-based shares that vested in the quarter ended March 31, 2014 in accordance with Plan provisions. There were 10,321 time-based shares that vested during the quarter ended March 31, 2015 and there were 3,000 time-based restricted shares that vested during the quarter ended March 31, 2014. At March 31, 2015, there were 353,791 unvested restricted stock awards with total unrecognized compensation cost related to these awards of $4.0 million with a weighted average expected amortization period of 2.0 years. Compensation expense for performance based awards is recorded based on management’s assessment of the probability of achieving the performance goals and service period.

7. Stock Repurchases

In April 2012, the Company’s Board of Directors approved a stock repurchase program (the “2012 Stock Repurchase Program”), which authorized the Company to repurchase up to 1.0 million shares of its common stock. The Company repurchased 259,213 shares of its common stock at an average price of $31.16 per share for an aggregate purchase price of approximately $8.1 million during the quarter ended March 31, 2015 under the 2012 Stock Repurchase Program. As of March 31, 2015, there were 7,876 shares remaining and authorized for repurchase under the 2012 Stock Repurchase Program, which were subsequently purchased in April 2015.

During the first quarter ended March 31, 2015, the Company purchased 3,891 shares of common stock valued at $0.1 million, through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, which allow the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due.

8. Employer Sponsored Benefit Plans

As of March 31, 2015, the Company maintains a defined benefit pension plan that covers certain domestic Lydall employees (“domestic pension plan”) that is closed to new employees and benefits are no longer accruing. The domestic pension plan is noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in the plan. The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes.

The Company expects to contribute approximately $5.9 million in cash to its domestic pension plan in 2015. There were no contributions made during the first quarter of 2015. Contributions of $3.0 million were made during the first quarter of 2014.

The following is a summary of the components of net periodic benefit cost, which is recorded primarily within selling, product development and administrative expenses, for the domestic pension plan for the quarters ended March 31, 2015 and 2014:

	Quarter Ended March 31,
In thousands	2015	2014
Components of net periodic benefit cost
Interest cost	$516	$666
Expected return on assets	(590)	(794)
Amortization of actuarial loss	225	180
Net periodic benefit cost	$151	$52

9. Income Taxes

The Company’s effective tax rate for the first quarter of 2015 was 35.9% compared to an effective tax rate of 49.5% in the first quarter of 2014. The difference in the Company's effective tax rate for the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014 was primarily due to discrete tax charges, in the first quarter of 2014, of approximately $1.0 million primarily for non-deductible transaction related expenses associated with the acquisition of the Industrial Filtration business.
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
10. Earnings Per Share

For the quarters ended March 31, 2015 and 2014, basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method as long as their effect is not antidilutive.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	Quarter Ended March 31,
In thousands	2015	2014
Basic average common shares outstanding	16,837	16,542
Effect of dilutive options and restricted stock awards	272	310
Diluted average common shares outstanding	17,109	16,852

For the quarters ended March 31, 2015 and 2014, stock options for 0.1 million shares of common stock were not considered in computing diluted earnings per common share because they were antidilutive.

11. Segment Information

On February 20, 2014, the Company acquired the Industrial Filtration business from Andrew Industries Limited, which is being reported as a separate reportable segment since the acquisition date. Segment information is consistent with how management reviews the businesses, makes investing and resource allocation decisions and assesses operating performance.

The Company’s reportable segments are Performance Materials, Industrial Filtration, Thermal/Acoustical Metals, and Thermal/Acoustical Fibers. Other Products and Services (“OPS”) included Life Sciences Vital Fluids, which was sold on January 30, 2015.

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

Thermal/Acoustical Fibers Segment

The Thermal/Acoustical Fibers segment offers a full line of innovative engineered products to assist in noise and heat abatement within the transportation sector. Lydall products are found in the interior (dash insulators, cabin flooring), underbody (wheel well, aerodynamic belly pan, fuel tank, exhaust) and under hood (engine compartment) of cars, trucks, SUVs, heavy duty trucks and recreational vehicles.

Thermal/Acoustical Fibers segment products offer thermal and acoustical insulating solutions comprised of organic and inorganic fiber composites for the automotive and truck markets primarily in North America. Lydall’s dBCore® is a lightweight acoustical composite that emphasizes absorption principles over heavy-mass type systems. Lydall’s dBLyte® is a high-performance acoustical barrier with sound absorption and blocking properties and can be used throughout a vehicle’s interior to minimize intrusive noise from an engine compartment and road. Lydall’s ZeroClearance® is an innovative thermal solution that utilizes an adhesive backing for attachment and is used to protect vehicle components from excessive heat. Lydall’s specially engineered products provide a solution that provides weight reduction, superior noise suppression, and increased durability over conventional designs.

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

On January 30, 2015, the Company sold all of the outstanding shares of common stock of its Life Sciences Vital Fluids business for a cash purchase price of $30.1 million (including a$0.2 million post-closing adjustment). The disposition was completed pursuant to a Stock Purchase and Sale Agreement, dated January 30, 2015, by and among the Company, and the Buyer. The Company recognized an after tax gain on the sale of this business of approximately $11.8 million in the first quarter of 2015.

The tables below present net sales and operating income by segment for the quarters ended March 31, 2015 and 2014, and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

Consolidated net sales by segment:

	Quarter Ended March 31,
In thousands	(1) 2015	(2) 2014
Performance Materials Segment:
Filtration	$15,067	$17,873
Thermal Insulation	7,485	8,528
Life Sciences Filtration	2,506	2,452
Performance Materials Segment net sales	25,058	28,853

Industrial Filtration Segment:
Industrial Filtration	34,200	17,656
Industrial Filtration net sales	34,200	17,656

Thermal/Acoustical Metals Segment:
Metal parts	35,022	37,025
Tooling	3,093	5,431
Thermal/Acoustical Metals Segment net sales	38,115	42,456

Thermal/Acoustical Fibers Segment:
Fiber parts	30,411	30,322
Tooling	706	2,191
Thermal/Acoustical Fibers Segment net sales	31,117	32,513

Other Products and Services:
Life Sciences Vital Fluids	1,671	4,724
Other Products and Services net sales	1,671	4,724
Eliminations and Other	(2,855)	(976)
Consolidated Net Sales	$127,306	$125,226

Operating income by segment:

	Quarter Ended March 31,
In thousands	(1) 2015	(2) 2014
Performance Materials	$1,306	$1,863
Industrial Filtration	3,154	786
Thermal/Acoustical Metals	3,581	3,653
Thermal/Acoustical Fibers	7,093	7,341
Other Products and Services	118	420
Corporate Office Expenses	(5,174)	(6,437)
Consolidated Operating Income	$10,078	$7,626

(1)	Other Products and Services reports results for the period preceding the date of disposition of January 30, 2015.

(2)	Industrial Filtration segment reports results for the period following the date of acquisition of February 20, 2014 through March 31, 2014.

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
13. Changes in Accumulated Other Comprehensive Income (Loss)

The following table discloses the changes by classification within accumulated other comprehensive income (loss) for the periods ended March 31, 2015 and 2014:

In thousands	Foreign Currency Translation Adjustment	Defined Benefit Pension Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2013	$6,128	$(14,972)	$(8,844)
Other Comprehensive loss	(336)	—	(336)
Amounts reclassified from accumulated other comprehensive income (a)	—	111	111
Balance at March 31, 2014	5,792	(14,861)	(9,069)
Balance at December 31, 2014	(6,586)	(17,575)	(24,161)
Other Comprehensive loss	(9,919)	—	(9,919)
Amounts reclassified from accumulated other comprehensive income (a)	—	137	137
Balance at March 31, 2015	$(16,505)	$(17,438)	$(33,943)

(a)
Amount represents amortization of actuarial losses, a component of net periodic benefit cost. This amount was $0.1 million net of $0.1 million tax benefit for the quarters ended March 31, 2015 and 2014, respectively.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

Business

Lydall, Inc. and its subsidiaries (collectively, the “Company” or “Lydall”) design and manufacture specialty engineered filtration media, life science filtration media, industrial thermal insulating solutions, automotive thermal and acoustical barriers for filtration/separation and thermal/acoustical applications.

On February 20, 2014, the Company completed an acquisition of certain industrial filtration businesses (“Industrial Filtration”) of Andrew Industries Limited, an Altham, United Kingdom based corporation pursuant to the terms of a Sale and Purchase Agreement (the “Sale and Purchase Agreement”) for $86.9 million in cash (“the Acquisition”). The Company funded the purchase price of the Acquisition from cash on hand and borrowings under the Company’s Amended Credit Facility. The results of Industrial Filtration have been included in the Company’s financial statements since the date of the Acquisition. As a result, the consolidated financial results for the three months ended March 31, 2014 do not reflect a full three months of the Industrial Filtration business. The Acquisition resulted in the inclusion of Industrial Filtration’s assets and liabilities as of the acquisition date at their respective fair values. Accordingly, the Acquisition materially affected the Company’s results of operations and financial position.

On January 30, 2015, the Company sold all of the outstanding shares of common stock of its Life Sciences Vital Fluids business, reported as Other Products and Services, for a cash purchase price of $30.1 million (including a post-closing adjustment). The disposition was completed pursuant to a Stock Purchase and Sale Agreement, dated January 30, 2015, by and among the Company, and the buyer. As a result, the consolidated financial results for the three months ended March 31, 2015 do not reflect a full three months of the Life Sciences Vital Fluids business. The Company recognized a pre-tax gain on the sale of $18.6 million, reported as non-operating income in the first quarter of 2015. Net of income taxes, the Company reported a gain on sale of $11.8 million.

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

First Quarter 2015 Highlights

Below are financial highlights comparing Lydall’s quarter ended March 31, 2015 (“Q1 2015”) results to its quarter ended March 31, 2014 (“Q1 2014”) results:

•
Net sales were $127.3 million in the current quarter, compared to $125.2 million in the first quarter of 2014, an increase of $2.1 million, or 1.7%, compared to Q1 2014. The change in consolidated net sales is summarized in the following table.

Components	Change in Net Sales	Percent Change
Acquisition of Industrial Filtration (February 20, 2014)	$14,992	12.0%
Foreign currency translation	(7,147)	(5.7)%
Change in tooling sales	(3,150)	(2.5)%
Divestiture of Life Sciences Vital Fluids (January 30, 2015)	(3,053)	(2.4)%
Volume and pricing increase	438	0.3%
Total	$2,080	1.7%

•
Gross margin increased 90 basis points to 21.8%, compared to 20.9% in Q1 2014. Gross margin in the first quarter of 2014 was adversely impacted by a $1.3 million, or 100 basis points purchase accounting adjustment in cost of sales related to inventory step-up for the Industrial Filtration acquisition.

•	Operating income was $10.1 million, or 7.9% of net sales, compared to $7.6 million, or 6.1% of net sales, in Q1 2014;

-	Operating income in the first quarter of 2015 was negatively impacted by foreign currency translation of $0.5 million, or 0.4% of net sales.
-
Operating income in the first quarter of 2014 was negatively impacted by $2.4 million of transaction related costs and $1.3 million of purchase accounting adjustments related to inventory step-up associated with the Industrial Filtration acquisition.

•	Other income, net, in the first quarter of 2015 included foreign currency transaction gains of $1.0 million primarily from intercompany loans.

•
Net income was $18.9 million, or $1.11 per diluted share, in the first quarter of 2015, including $0.69 per diluted share from the sale of the Life Sciences Vital Fluids business, compared to $3.7 million, or $0.22 per diluted share, in the first quarter of 2014.

Operational and Financial Overview

Excluding the negative impact of foreign currency translation, T/A Metals segment automotive parts net sales increased $2.2 million, or 5.1% of segment net sales, in the first quarter of 2015, compared to the first quarter of 2014 due to increased demand from customers served primarily by the Company’s European, Chinese and to a lesser extent, North American automotive operations. T/A Fibers parts sales in the first quarter of 2015 were essentially flat with the first quarter of 2014. Tooling sales in both the T/A Metals and T/A Fibers segments decreased $1.7 million, or 3.9%, and $1.5 million, or 4.6%, of segment net sales, respectively, due to the timing of new product launches. In the Performance Materials segment, excluding the impact of foreign currency translation, segment net sales decreased $1.9 million, or 6.6%, primarily due to lower net sales of thermal insulation products of approximately $1.0 million in the first quarter of 2015 compared to the first quarter of 2014. These lower net sales were primarily the result of lower global demand for cryogenic insulation products serving the liquid natural gas market which have been negatively impacted by lower oil prices. Additionally, in the Performance Materials segment, excluding the negative impact of foreign currency translation, filtration product net sales declined $0.9 million in the first quarter of 2015 compared to the first quarter of 2014, due to overall lower demand for air filtration products, particularly in North America. Excluding the negative impact of foreign currency translation, Industrial Filtration net sales increased $16.9 million, or 96.0%, in the first quarter of 2015 compared to the first quarter of 2014. This increase was due to the reporting of a full quarter of segment net sales in the first quarter of 2015 compared to a partial quarter in the first quarter 2014 as the business was acquired on February 20, 2014.

Consolidated operating margin in the first quarter of 2015 was 7.9%, compared to 6.1% in the first quarter of 2014, as the first quarter of 2014 operating margin was negatively impacted by 290 basis points from transaction related costs and purchase accounting adjustments associated with the Industrial Filtration acquisition. The reduction in operating margin in the current quarter compared to the first quarter of 2014 (after excluding the Industrial Filtration charges) was caused by lower operating margin from the Industrial Filtration and Performance Materials segments and increased corporate office expenses partially offset by operating margin growth in the T/A Metals and T/A Fibers segments.

Liquidity

Cash balance was $72.1 million at March 31, 2015 compared to $62.1 million at December 31, 2014. The Company’s consolidated leverage ratio was approximately 0.7 at March 31, 2015 (as defined in the Amended Credit Facility), significantly below a maximum permitted ratio of 3.0. As of March 31, 2015, the Company had borrowing availability of $57.7 million under the Amended Credit Facility, net of standby letters of credit outstanding of $2.3 million.

Other

During the first quarter of 2015, the Company used $7.1 million to purchase Lydall shares under the Company's stock repurchase program. As of March 31, 2015, approximately 7,900 shares remained available for repurchase, which were subsequently purchased by the Company in April 2015.

Outlook

Looking forward in 2015, the Company expects global demand from its automotive customers to continue to be healthy and the T/A Fibers segment to benefit from increased demand from a key customer that is in the process of bringing a plant back to a full production rate after a planned shutdown. In the Industrial Filtration segment, the Company sees signs of continued strength in orders and backlog as the first half of the year is typically stronger than the second half due to normal seasonality. In the Performance Materials segment, the Company expects some headwinds in the North American filtration market and weakness in the global liquid natural gas markets to persist.

Results of Operations

All of the following tabular comparisons, unless otherwise indicated, are for the quarters ended March 31, 2015 (Q1-15) and March 31, 2014 (Q1-14).

Net Sales

	Quarter Ended
In thousands	Q1-15	Q1-14	Percent Change
Net sales	$127,306	$125,226	1.7%

Net sales for the first quarter of 2015 increased by $2.1 million, or 1.7%, compared to the first quarter of 2014. The increase was primarily driven by a full quarter of 2015 Industrial Filtration segment business compared to the quarter ended March 31, 2014, which included Industrial Filtration from the acquisition date, February 20, 2014 to March 31, 2014. Foreign currency translation had a negative impact of $7.1 million, or 5.7%, on consolidated net sales in the first quarter of 2015 compared to the first quarter of 2014. Net sales in the Life Sciences Vital Fluids business decreased by $3.1 million in the first quarter of 2015 compared to the first quarter of 2014 as the business was sold on January 30, 2015. Timing of new product launches in the T/A Metals and
T/A Fibers segments led to a reduction in tooling net sales, while both segments experienced growth in parts sales after excluding foreign currency translation. The Performance Materials segment, reported lower sales primarily from lower demand globally for cryogenic insulation products serving the liquid natural gas market, which has been negatively impacted by lower oil prices.

Gross Profit

	Quarter Ended
In thousands	Q1-15	Q1-14	Percent Change
Gross profit	$27,700	$26,199	5.7%
Gross margin	21.8%	20.9%

Gross margin for the first quarter of 2015 was 21.8% compared to 20.9% in the first quarter of 2014. Gross margin in the first quarter of 2014 was negatively impacted by $1.3 million, or 100 basis points, from a purchase accounting adjustment in cost of sales related to inventory step-up associated with the Industrial Filtration acquisition. Improved gross margins from the T/A Metals and T/A Fibers segments as a result of a favorable mix of higher margin part sales compared to lower margin tooling sales, and to a lesser extent improved Performance Materials gross margin, were offset by lower gross margin contribution by the Industrial Filtration segment.

Selling, Product Development and Administrative Expenses

	Quarter Ended
In thousands	Q1-15	Q1-14	Percent Change
Selling, product development and administrative expenses	$17,622	$18,573	(5.1)%
Percentage of sales	13.8%	14.8%

Selling, product development and administrative expenses for the first quarter of 2015 decreased by $1.0 million compared to the same period of 2014. This decrease was primarily due to transaction related costs of $2.4 million incurred in the first quarter of 2014 related to the Industrial Filtration acquisition and lower selling, product development and administrative expenses of $0.7 million related to the Life Sciences Vital Fluids business as a result of the sale of that business on January 30, 2015. Sales commissions also decreased $0.4 million due to a commission settlement within the T/A Metals segment as the Company terminated a long-standing commercial sales agreement in 2014. These decreases were offset by higher selling, product development and administrative expenses of $1.6 million associated with a full quarter of the Industrial Filtration segment in 2015 compared to the first quarter of 2014 as this business was acquired on February 20, 2014. Additionally, salaries, benefits and accrued incentive compensation increased $0.9 million in the first quarter of 2015 compared to the first quarter of 2014 primarily associated with the Company's corporate office. Foreign currency translation, which is included in the changes discussed above, had a positive impact on selling, product development and administrative expenses of $0.7 million in the first quarter of 2015 compared to the first quarter of 2014.

 Interest Expense

	Quarter Ended
In thousands	Q1-15	Q1-14	Percent Change
Interest expense	$222	$212	4.7%
Weighted average interest rate	1.3%	1.7%

The increase in interest expense for the quarter ended March 31, 2015 compared to the same period of 2014 was due to greater average borrowings outstanding under the Company’s Amended Credit Facility for the three months ended March 31, 2015 compared to borrowings outstanding for a partial quarter in 2014 as the borrowings were associated with the Acquisition of Industrial Filtration on February 20, 2014. This increase was partially offset by lower average principal balances on capital lease obligations.

Gain on Sale of Business

	Quarter Ended
In thousands	Q1-15	Q1-14	Dollar Change
Gain on sale of business	$(18,647)	$—	(18,647)

On January 30, 2015, the Company sold all of the outstanding shares of common stock of its Life Sciences Vital Fluids business, reported as Other Products and Services, for a cash purchase price of $30.1 million (including a post-closing adjustment of $0.2 million). The disposition was completed pursuant to a Stock Purchase and Sale Agreement, dated January 30, 2015, by and among the Company, and the buyer. The Company recognized a pre-tax gain on the sale of $18.6 million, reported as non-operating income in the first quarter of 2015. Net of income taxes, the Company reported a gain on sale of $11.8 million.

Other Income/Expense, net

	Quarter Ended
In thousands	Q1-15	Q1-14	Dollar Change
Other (income) expense, net	$(1,022)	$55	(1,077)

The increase in other income, net, for the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014 was primarily related to foreign currency transaction gains associated with intercompany loans denominated in currencies other than the functional currencies of the Company's subsidiaries. In the first quarter of 2015, the Company settled its intercompany loans that accounted for its largest foreign currency gains in the current quarter.

Income Taxes

The Company’s effective tax rate for the first quarter of 2015 was 35.9% compared to an effective tax rate of 49.5% in the first quarter of 2014. The difference in the Company's effective tax rate for the quarter ended March 31, 2015 compared to the quarter ended March 31, 2014 was primarily due to discrete tax charges, in the first quarter of 2014, of approximately $1.0 million primarily for non-deductible transaction related expenses associated with the acquisition of the Industrial Filtration business.
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

Segment Results

The following tables present sales information for the key product and service groups included within each operating segment as well as other products and services and operating income by segment, for the quarter ended March 31, 2015 compared with the quarter ended March 31, 2014:

Net sales by segment:

	Quarter Ended
In thousands	Q1-15	Q1-14	Dollar Change
Performance Materials Segment:
Filtration	$15,067	$17,873	$(2,806)
Thermal Insulation	7,485	8,528	(1,043)
Life Sciences Filtration	2,506	2,452	54
Performance Materials Segment net sales	25,058	28,853	(3,795)

Industrial Filtration Segment:
Industrial Filtration	34,200	17,656	16,544
Industrial Filtration net sales	34,200	17,656	16,544

Thermal/Acoustical Metals Segment:
Metal parts	35,022	37,025	(2,003)
Tooling	3,093	5,431	(2,338)
Thermal/Acoustical Metals Segment net sales	38,115	42,456	(4,341)

Thermal/Acoustical Fibers Segment:
Fiber parts	30,411	30,322	89
Tooling	706	2,191	(1,485)
Thermal/Acoustical Fibers Segment net sales	31,117	32,513	(1,396)

Other Products and Services:
Life Sciences Vital Fluids	1,671	4,724	(3,053)
Other Products and Services net sales	1,671	4,724	(3,053)
Eliminations and Other	(2,855)	(976)	(1,879)
Consolidated Net Sales	$127,306	$125,226	$2,080

Operating income by segment:

	Quarter Ended
	Q1-15		Q1-14
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$1,306	5.2%	$1,863	6.5%	$(557)
Industrial Filtration	3,154	9.2%	786	4.5%	2,368
Thermal/Acoustical Metals	3,581	9.4%	3,653	8.6%	(72)
Thermal/Acoustical Fibers	7,093	22.8%	7,341	22.6%	(248)
Other Products and Services	118	7.1%	420	8.9%	(302)
Corporate Office Expenses	(5,174)		(6,437)		1,263
Consolidated Operating Income	$10,078	7.9%	$7,626	6.1%	$2,452

Performance Materials

Segment net sales decreased $3.8 million, or 13.2%, in the first quarter of 2015 compared to the first quarter of 2014. The decrease in segment net sales was due to lower net sales of thermal insulation products of approximately $1.0 million in the first quarter of 2015 compared to the first quarter of 2014. These lower net sales were primarily the result of lower demand globally for cryogenic insulation products serving the liquid natural gas market which have been negatively impacted by lower oil prices. Additionally, filtration product net sales declined $2.8 million in the first quarter of 2015 compared to the first quarter of 2014, primarily related to the impact of foreign currency translation of approximately $1.9 million, or 6.6% of segment net sales, as well as overall lower demand for air filtration products, particularly in North America.

The Performance Materials segment reported operating income of $1.3 million, or 5.2% of net sales, in the first quarter of 2015, compared to operating income of $1.9 million, or 6.5% of net sales, in the first quarter of 2014. The decrease in operating income was primarily the result of lower gross profit due to lower segment net sales offset to some extent by lower product development costs of $0.2 million. Foreign currency translation had a minimal impact on operating income in the first quarter of 2015 compared with the first quarter of 2014.

Industrial Filtration

Segment net sales increased $16.5 million, or 93.7%, in the first quarter of 2015 compared to the first quarter of 2014. The increase in segment net sales was due to the reporting of a full quarter of segment net sales in the first quarter of 2015 compared to a partial quarter in the first quarter 2014 as the business was acquired on February 20, 2014. Foreign currency translation had a negative impact on sales of $0.4 million, or 2.3%, in the first quarter of 2015 compared to the first quarter of 2014.

The Industrial Filtration segment reported operating income of $3.2 million, or 9.2% of net sales, in the first quarter of 2015, compared to $0.8 million, or 4.5% of net sales, in the first quarter of 2014. The increase in operating income was due to the reporting of a full quarter of results in the first quarter of 2015 compared to a partial quarter in the first quarter of 2014 as the business was acquired on February 20, 2014. The increase in operating income as a percentage of net sales was primarily related to a $1.3 million purchase accounting adjustment in cost of sales, in the first quarter of 2014, related to inventory step-up. After considering the impact of the inventory step-up adjustment in the first quarter of 2014, the decrease in operating margin in the first quarter of 2015 compared to the first quarter of 2014 was related to the mix of product sales, particularly in China.

Thermal/Acoustical Metals

Segment net sales decreased $4.3 million, or 10.2%, in the first quarter of 2015, compared to the first quarter of 2014. Foreign currency translation had a negative impact on net sales of $4.8 million, or 11.4%, in the first quarter of 2015 compared to the first quarter of 2014. Excluding the negative impact of foreign currency translation, automotive parts net sales increased by $2.2 million, or 5.1%, compared to the first quarter of 2014 due to increased demand from customers served primarily by the Company’s European, Chinese and to a lesser extent, North American automotive operations. Market conditions in North America have continued to remain favorable and improving market conditions in Europe have led to increased sales volumes. Excluding the negative impact of foreign currency translation, tooling net sales in the first quarter of 2015 decreased $1.7 million compared to the first quarter of 2014 due to timing of new product launches.

The T/A Metals segment reported operating income of $3.6 million, or 9.4% of net sales, in the first quarter of 2015, compared to operating income of $3.7 million, or 8.6% of net sales, in the first quarter of 2014. Foreign currency translation had a negative impact of $0.5 million, or 1.3%, of net sales. Excluding the negative impact of foreign currency translation, the increase in operating income as a percentage of segment net sales was due to a favorable mix of higher margin part sales compared to lower margin tooling sales as well as lower segment selling, product development and administrative costs. These lower costs were primarily related to lower sales commission expenses in the first quarter of 2015 compared to the first quarter of 2014 as a result of the termination of a long-standing commercial sales agreement in Europe, in the second quarter of 2014.

Thermal/Acoustical Fibers

Segment net sales decreased $1.4 million, or 4.3%, in the first quarter of 2015 compared to the first quarter of 2014. Tooling net sales in the first quarter of 2015 decreased $1.5 million, or 67.8%, compared to the first quarter of 2014 due to timing of new product launches. Automotive parts net sales increased $0.1 million, or 0.3%, in the first quarter of 2015 compared to the first quarter of 2014, however, the business was negatively impacted by a planned shutdown at a customer's facility.

The T/A Fibers segment reported operating income of $7.1 million, or 22.8% of net sales, in the first quarter of 2015, compared to operating income of $7.3 million, or 22.6% of net sales, in the first quarter of 2014. The decrease in the first quarter of 2015 operating income was primarily attributable to lower tooling sales partially offset by lower raw material costs resulting in gross margin improvement of approximately 70 basis points. Segment selling, product development and administrative costs were flat compared to the prior year quarter.

Other Products and Services

On January 30, 2015, the Company sold all of the outstanding shares of common stock of its Life Sciences Vital Fluids business for a cash purchase price of $30.1 million (including a post-closing adjustment of $0.2 million). The disposition was completed pursuant to a Stock Purchase and Sale Agreement, dated January 30, 2015, by and among the Company, and the buyer. The Company recognized a pre-tax gain on the sale of $18.6 million, reported as non-operating income in the first quarter of 2015. Net of income taxes, the Company reported a gain on sale of $11.8 million.

Life Sciences Vital Fluids net sales for the quarter ended March 31, 2014 decreased $3.1 million, or 64.6%, compared to the same quarter a year ago, due to the aforementioned sale of this business on January 30, 2015. Life Sciences Vital Fluids reported operating income of $0.1 million, or 7.1% of net sales, for the quarter ended March 31, 2015, compared to operating income of $0.4 million, or 8.9% of net sales, for the first quarter of 2014. The decrease in operating income was due to the aforementioned sale of this business on January 30, 2015.

Corporate Office Expenses

Corporate office expenses for the quarter ended March 31, 2015 were $5.2 million, compared to $6.4 million in the first quarter of 2014. The decrease of $1.2 million was primarily due to $2.4 million of transaction related costs associated with the Industrial Filtration acquisition in the first quarter of 2014 partially offset by increased salaries, benefits, and accrued incentive compensation of $0.8 million, increased consulting costs of $0.2 million and other administrative cost increases of $0.2 million.

Liquidity and Capital Resources

The Company assesses its liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. The principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect the overall management of liquidity include capital expenditures, investments in businesses, strategic transactions, income tax payments, debt service payments, outcomes of contingencies and pension funding. The Company manages worldwide cash requirements by considering available funds among domestic and foreign subsidiaries. The Company expects to finance its 2015 operating cash and capital spending requirements from existing cash balances, cash provided by operating activities and through borrowings under its existing credit agreement, as needed.

At March 31, 2015, the Company had a cash balance of $72.1 million and borrowing availability of $57.7 million under the Amended Credit Facility net of standby letters of credit outstanding of $2.3 million.

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

The Amended Credit Facility contains a number of affirmative and negative covenants, including financial and operational covenants. The Company is required to meet a minimum interest coverage ratio. The interest coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBIT, to Consolidated Interest Charges, both as defined in the Amended Credit Facility, may not be less than 2.0 to 1.0 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined in the Amended Credit Facility, as of the end of each fiscal quarter of no greater than 3.0 to 1.0. The Company must also meet minimum consolidated EBITDA as of the end of each fiscal quarter for the preceding 12 month period of $30.0 million. The Company was in compliance with all covenants at March 31, 2015.

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

Operating Cash Flows

Net cash used by operating activities in the first three months of 2015 was $1.1 million compared with net cash used by operating activities of $2.9 million in the first three months of 2014. In the first three months of 2015, net income and non-cash adjustments were $3.6 million compared to $9.7 million in the first three months of 2014. Since December 31, 2014, net operating assets and liabilities increased by $4.7 million, primarily due to an increase of $12.0 million in accounts receivable and $6.5 million in inventory partially offset by increases of $3.6 million in accounts payable and $9.0 million in accrued taxes. The increase in accounts receivable was primarily due to the timing of sales in certain segments in the first quarter of 2015 compared to the fourth quarter of 2014. The increase in accrued taxes was primarily driven by taxes generated by the gain on the sale of the Life Sciences Vital Fluids business in the first three months of 2015. Net operating assets and liabilities in the first three months of 2014 increased $12.6 million, primarily driven by accounts receivable increases of $20.3 million, partially offset by lower inventories of $3.6 million and higher accounts payable of $6.0 million.

Investing Cash Flows

In the first three months of 2015, net cash provided by investing activities was $21.0 million compared to net cash used for investing activities of $82.0 million in the first three months of 2014. Cash provided by investing activities in the first three months of 2015 was driven by cash proceeds of $28.4 million associated with the sale of the Life Sciences Vital Fluids business, net of transaction expenses. Investing activities in the first quarter of 2014 primarily consisted of the cash outflow of $79.2 million to fund the acquisition of the Industrial Filtration business, net of cash acquired of $7.5 million. Capital expenditures were $7.4 million during the first three months of 2015, compared with $2.8 million for the same period of 2014. Capital spending for full-year 2015 is expected to be approximately $20.0 million to $25.0 million.

Financing Cash Flows

In the first three months of 2015, net cash used for financing activities was $6.5 million compared to net cash provided by financing activities in the first three months of 2014 of $60.0 million. The Company acquired $7.2 million and $0.5 million in company stock through its stock repurchase and equity compensation plans during the first three months of 2015 and 2014, respectively.
The Company received proceeds of $60.0 million from borrowings under its Amended Credit Facility in the first quarter of 2014 to fund the acquisition of Industrial Filtration. Debt repayments were $0.1 million and $0.2 million for the first three months of 2015 and 2014, respectively. The Company received $0.6 million from the exercise of stock options in the first three months of 2015, compared to $0.4 million in the first three months of 2014.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Footnote 1 of the “Notes to Consolidated Financial Statements” and Critical Accounting Estimates in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the quarter or three months ended March 31, 2015. The Company continues to monitor the recoverability of the long-lived assets at the Company’s DSM Solutech B.V. (“Solutech”) operation as a result of historical operating losses and negative cash flows. Future cash flows are dependent on the success of commercialization efforts of Solutech products by OEMs, the quality of Solutech products and technology advancements and management’s ability to manage costs. In the event that Solutech’s cash flows in the future do not meet current expectations, management, based upon conditions at the time, would consider taking actions as necessary to improve cash flow. A thorough analysis of all the facts and circumstances existing at the time would need to be performed to determine if recording an impairment loss was appropriate.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Lydall’s limited market risk exposures relate to changes in foreign currency exchange rates and interest rates.

Foreign Currency Risk

On February 20, 2014, the Company acquired the Industrial Filtration business from Andrew Industries Limited as discussed in Note 2, "Acquisition and Divestiture," of the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The Industrial Filtration business has operations in the United Kingdom and China, in addition to the United States. As a result of this acquisition, and combined with the Company’s other foreign operations, the Company’s financial results are affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets where the Company manufactures and distributes its products. The Company’s currency exposure is to the Euro, the Japanese Yen, the Chinese Yuan, the Hong Kong Dollar and the British Pound Sterling. The Company’s foreign and domestic operations limit foreign currency exchange transaction risk by completing transactions in local functional currencies, whenever practicable. The Company may periodically enter into foreign currency forward exchange contracts to mitigate exposure to foreign currency volatility. In addition, the Company utilizes bank loans and other debt instruments throughout its operations. To mitigate foreign currency risk, such debt is denominated primarily in the functional currency of the operation maintaining the debt.

The Company also has exposure to fluctuations in currency risk on intercompany loans that the Company makes to certain of its subsidiaries. The Company may periodically enter into foreign currency forward contracts which are intended to offset the impact of foreign currency movements on the underlying intercompany loan obligations.

Interest Rate Risk

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impact interest paid on its debt. In February 2014, the Company borrowed $60.0 million from its Amended Credit Facility to fund the Industrial Filtration acquisition. The Company has debt with variable rates of interest based generally on LIBOR. Increases in interest rates could therefore significantly increase the associated interest payments that the Company is required to make on this debt. From time to time, the Company may enter into interest rate swap agreements to manage interest rate risk. The Company has assessed its exposure to changes in interest rates by analyzing the sensitivity to Lydall’s earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on the $40.0 million outstanding borrowings as of March 31, 2015, the Company’s net income would decrease by an estimated $0.3 million over a twelve-month period.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer (the “CEO”) and Executive Vice President and Chief Financial Officer (the “CFO”), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the"SEC"), and that such information is accumulated and communicated to management of the Company, with the participation of its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2015 at the reasonable assurance level.

Changes in Internal Controls Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

See Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The risks described in the Annual Report on Form 10-K, and the “Cautionary Note Concerning Forward-Looking Statements” in this report, are not the only risks faced by the Company. Additional risks and uncertainties not currently known or that are currently judged to be immaterial may also materially affect the Company’s business, financial position, results of operations or cash flows. The following risk factor has been updated from Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

If the Company does not retain its key employees, the Company’s ability to execute its business strategy could be adversely affected -The Company’s success, in part, depends on key managerial, engineering, sales and marketing and technical personnel and its ability to continue to attract and retain additional personnel. The loss of certain key personnel could have a material, adverse effect upon the Company’s business and results of operations. Executive Vice President and Chief Financial Officer, Robert K. Julian, has resigned from the Company, effective May 1, 2015.  While the Company intends to initiate a search process for the Chief Financial Officer position,  there is risk that the succession and transition process may have a direct or indirect adverse effect on our business, results of operations, and competitive position.  There is no assurance that the Company can retain its key employees or that it can attract competent and effective new or replacement personnel in the future.

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

 As of March 31, 2015, there were 7,876 shares remaining available for purchase under the Repurchase Program. During the three months ended March 31, 2015, the Company repurchased 259,213 shares of Common Stock at an aggregate purchase price of $8.1 million, and acquired an additional 3,891 shares through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company's equity compensation plans, which allow the Company to withhold the number of shares having fair value equal to each recipient's tax withholding due.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
January 1, 2015 - January 31, 2015	787	$31.71	—	267,089
February 1, 2015 - February 28, 2015	3,104	$31.44	—	267,089
March 1, 2015 - March 31, 2015	259,213	$31.16	259,213	7,876
	263,104	$31.16	259,213	7,876

Item 5.	Other Information

Appointment of Interim Principal Financial Officer

On April 24, 2015, the Company's Board of Directors appointed James V. Laughlan, 43, to serve as the interim “principal financial officer” for the Company effective upon Mr. Julian’s departure, which is expected to be on May 1, 2015.  This appointment is in addition to Mr. Laughlan continuing in his current role of Vice President, Chief Accounting Officer and Treasurer, which he has held since March 2013.  Mr. Laughlan has held various roles of increasing responsibility since joining the Company in 2005, including  Chief Accounting Officer, Controller and Treasurer (July 2012 to March 2013); Chief Accounting Officer and Controller (March 2010 to July 2012); and Principal Accounting Officer and Controller (December 2007 to March 2010).

Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the Company held on April 24, 2015, stockholders voted on four proposals presented to them for consideration:

1. Election of Nominees to the Board of Directors

The following nominees were elected to the Company’s Board of Directors to serve until the next annual meeting to be held in 2016 and until their successors are duly elected and qualified. The results of the voting were as follows:

Director	For	Withheld	Broker Non-Votes
Dale G. Barnhart	13,650,809	300,634	1,172,792
Kathleen Burdett	13,650,060	301,383	1,172,792
W. Leslie Duffy	13,497,232	454,211	1,172,792
Matthew T. Farrell	13,664,631	286,812	1,172,792
Marc T. Giles	13,666,982	284,461	1,172,792
William D. Gurley	13,665,957	285,486	1,172,792
Suzanne Hammett	13,638,666	312,777	1,172,792
S. Carl Soderstorm, Jr.	13,665,820	285,623	1,172,792

2. Approval of Restated Certificate of Incorporation

Stockholders approved the Restated Certificate of Incorporation. The results of the voting were as follows:

For	12,260,671
Against	1,645,355
Abstain	45,417
Broker Non-Votes	1,172,792

3. Advisory Vote on Executive Compensation

Stockholders approved, on an advisory basis, the executive compensation of the Company’s named executive officers. The results of the voting were as follows:

For	13,741,638
Against	162,024
Abstain	47,781
Broker Non-Votes	1,172,792

4. Ratification of Appointment of Independent Auditors

Stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for fiscal year 2015. The results of the voting were as follows:

For	14,707,793
Against	377,197
Abstain	39,245

Item 6.	Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, as amended through the date of filing of this Quarterly Report on Form 10-Q, filed herewith.
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal executive officer, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal financial officer, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

April 30, 2015	By:	/s/ Robert K. Julian

Robert K. Julian Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

LYDALL, INC.
Index to Exhibits

Exhibit Number	Description

3.1	Restated Certificate of Incorporation of the Registrant, as amended through the date of filing of this Quarterly Report on Form 10-Q, filed herewith.
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal executive officer, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal financial officer, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document