Form 10-Q
period 2015-06-30
LYDALL INC /DE/
filed 2015-08-10
CIK 60977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $ .01 par value per share.

Total Shares outstanding July 15, 2015	17,009,488

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current assumptions relating to the Company’s business, the economy and future conditions. Forward-looking statements generally can be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “forecasts,” “predicts,” “targets,” “prospects,” “strategy,” “signs” and other words of similar meaning in connection with the discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash and other measures of financial performance. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Forward-looking statements in this Quarterly Report on Form 10-Q include, among others, statements relating to:

•	Overall economic and business conditions and the effects on the Company’s markets;

•	Outlook for the third quarter and the remainder of 2015;

•	Expected vehicle production in the North American, European or Asian markets;

•	Growth opportunities in markets served by the Company;

•	Expected cost savings from synergy programs associated with the Industrial Filtration acquisition;

•	Expected gross margin, operating margin and working capital improvements from the application of Lean Six Sigma;

•	Product development and new business opportunities;

•	Future strategic transactions, including but not limited to: acquisitions, joint ventures, alliances, licensing agreements and divestitures;

•	Pension plan funding requirements;

•	Future cash flow and uses of cash;

•	Future amounts of stock-based compensation expense;

•	Future earnings and other measurements of financial performance;

•	Future levels of indebtedness and capital spending;

•	Ability to meet cash operating requirements;

•	Ability to meet financial covenants in the Company's revolving credit facility;

•	Future impact of the variability of interest rates;

•	Future impact of foreign currency exchange rates;

•	The expected future impact of recently issued accounting pronouncements upon adoption;

•	Future effective income tax rates and realization of deferred tax assets;

•	Estimates of fair values of reporting units and long-lived assets used in assessing goodwill and long-lived assets for possible impairment; and

•	The expected outcomes of legal proceedings and other contingencies.

All forward-looking statements are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements made in this Quarterly Report on Form 10-Q, as well as in press releases and other statements made from time to time by the Company’s authorized officers. Such risks and uncertainties include, among others, worldwide economic cycles that affect the markets which the Company’s businesses serve, which could have an effect on demand for the Company’s products and impact the Company’s profitability; disruptions in the global credit and financial markets, including diminished liquidity and credit availability; swings in consumer confidence and spending; unstable economic growth; volatility in foreign currency exchange rates; raw material pricing and supply issues; fluctuations in unemployment rates; increases in fuel prices; and outcomes of legal proceedings, claims and investigations (including the completion of the Chinese Industrial Filtration investigation), and with respect to possible violations of German anti-trust laws by employees in the Company's German operation; as well as other risks and uncertainties identified in Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q, and Part I, Item 1A - Risk Factors of Lydall’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

	Quarter Ended June 30,
	2015	2014
	(Unaudited)
Net sales	$134,561	$148,793
Cost of sales	100,672	114,140
Gross profit	33,889	34,653
Selling, product development and administrative expenses	16,860	22,080
Operating income	17,029	12,573
Interest expense	186	280
Other expense, net	553	299
Income before income taxes	16,290	11,994
Income tax expense	5,473	3,754
Net income	$10,817	$8,240
Earnings per share:
Basic	$0.65	$0.50
Diluted	$0.64	$0.49
Weighted average number of common shares outstanding:
Basic	16,681	16,618
Diluted	16,948	16,980

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

	Six Months Ended June 30,

	2015	2014
	(Unaudited)
Net sales	$261,867	$274,019
Cost of sales	200,278	213,167
Gross profit	61,589	60,852
Selling, product development and administrative expenses	34,482	40,653
Operating income	27,107	20,199
Gain on sale of business	(18,647)	—
Interest expense	408	492
Other (income) expense, net	(469)	354
Income before income taxes	45,815	19,353
Income tax expense	16,061	7,397
Net income	$29,754	$11,956
Earnings per share:
Basic	$1.78	$0.72
Diluted	$1.74	$0.71
Weighted average number of common shares outstanding:
Basic	16,759	16,580
Diluted	17,055	16,925

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net income	$10,817	$8,240	$29,754	$11,956
Other comprehensive income:
Foreign currency translation adjustments	3,932	333	(5,987)	(3)
Pension liability adjustment, net of tax	137	112	274	223
Comprehensive income	$14,886	$8,685	$24,041	$12,176

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$74,276	$62,051
Accounts receivable, less allowances (2015 - $1,212; 2014 - $709)	94,133	84,366
Inventories	55,574	51,241
Taxes receivable	1,747	4,539
Prepaid expenses and other current assets	10,185	11,109
Total current assets	235,915	213,306
Property, plant and equipment, at cost	297,020	304,811
Accumulated depreciation	(185,404)	(189,454)
Net, property, plant and equipment	111,616	115,357
Goodwill	16,941	21,943
Other intangible assets, net	7,252	7,841
Other assets, net	3,396	3,323
Total assets	$375,120	$361,770
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$571	$615
Accounts payable	46,506	49,325
Accrued payroll and other compensation	10,921	14,550
Accrued taxes	4,658	1,447
Other accrued liabilities	8,000	7,140
Total current liabilities	70,656	73,077
Long-term debt	40,006	40,315
Deferred tax liabilities	11,888	13,867
Benefit plan liabilities	18,668	19,142
Other long-term liabilities	2,708	2,770

Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock	—	—
Common stock (Note 6)	246	2,463
Capital in excess of par value	74,182	68,961
Retained earnings	271,853	242,099
Accumulated other comprehensive loss	(29,874)	(24,161)
Treasury stock, at cost	(85,213)	(76,763)
Total stockholders’ equity	231,194	212,599
Total liabilities and stockholders’ equity	$375,120	$361,770

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net income	$29,754	$11,956
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of business	(18,647)	—
Depreciation and amortization	8,637	8,572
Inventory step-up amortization	—	1,806
Deferred income taxes	(981)	(632)
Stock based compensation	1,464	1,303
Loss on disposition of property, plant and equipment	222	—
Changes in operating assets and liabilities:
Accounts receivable	(13,659)	(20,986)
Inventories	(7,924)	6,920
Accounts payable	2,009	6,451
Accrued payroll and other compensation	(2,818)	1,285
Accrued taxes	3,261	533
Other, net	3,177	(3,834)
Net cash provided by operating activities	4,495	13,374
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(79,157)
Proceeds from the sale of business, net	28,550	—
Capital expenditures	(11,678)	(5,626)
Net cash provided by (used for) investing activities	16,872	(84,783)
Cash flows from financing activities:
Proceeds from borrowings	—	60,000
Debt repayments	(282)	(331)
Common stock issued	1,055	837
Common stock repurchased	(8,450)	(479)
Excess tax benefit on stock awards	485	459
Net cash (used for) provided by financing activities	(7,192)	60,486
Effect of exchange rate changes on cash	(1,950)	(59)
Increase (Decrease) in cash and cash equivalents	12,225	(10,982)
Cash and cash equivalents at beginning of period	62,051	75,407
Cash and cash equivalents at end of period	$74,276	$64,425

Non-cash capital expenditures of $2.4 million were included in accounts payable at June 30, 2015.

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

In April 2014, the FASB issued ASU No. 2014-08, and in accordance with the revised accounting guidance for reporting discontinued operations, the Company did not report Life Sciences Vital Fluids as a discontinued operation as it would not be considered a strategic shift in Lydall's business. Accordingly, the operating results of Life Sciences Vital Fluids are included in the operating results of the Company through the sale date and in all periods presented in 2014.

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

The following table reflects the unaudited pro forma operating results of the Company for the quarter and six months ended June 30, 2014, which give effect to the acquisition of Industrial Filtration as if it had occurred on January 1, 2013. The pro forma information includes the historical financial results of the Company and Industrial Filtration. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective January 1, 2013, nor are they intended to be indicative of results that may occur in the future. The pro forma information does not include the effects of any synergies related to the acquisition.

	(Unaudited Pro Forma)	(Unaudited Pro Forma)
	Quarter Ended June 30,	Six Months Ended June 30,
In thousands	2014	2014
Net Sales	$148,793	$291,535
Net Income	$8,679	$16,155

Earnings per share:
Basic	$0.52	$0.97
Diluted	$0.51	$0.95

Pro forma earnings during the quarter ended June 30, 2014 were adjusted to exclude non-recurring items such as acquisition-related costs of $0.2 million and expense related to the fair value adjustment to inventory of $0.5 million. No amount was included in the pro forma earnings during the three months ended June 30, 2014 related to inventory fair value adjustments which would have been recognized in cost of sales as the corresponding inventory would have been completely sold during 2013.

Pro forma earnings during the six months ended June 30, 2014 were adjusted to exclude non-recurring items such as acquisition-related costs of $2.6 million and expense related to the fair value adjustment to inventory of $1.8 million, and to include additional amortization of the acquired Industrial Filtration intangible assets recognized at fair value in purchase accounting as well as additional interest expense associated with borrowings under the Company’s Amended Credit Facility. No amount was included in the pro forma earnings during the six months ended June 30, 2014 related to inventory fair value adjustments, which would have been recognized in cost of sales as the corresponding inventory would have been completely sold during 2013.

3. Inventories

Inventories as of June 30, 2015 and December 31, 2014 were as follows:

In thousands	June 30, 2015	December 31, 2014
Raw materials	$22,705	$21,248
Work in process	19,136	15,753
Finished goods	14,976	15,348
	56,817	52,349
Less: Progress billings	(1,243)	(1,108)
Total inventories	$55,574	$51,241

Included in work in process is gross tooling inventory of $12.4 million and $9.9 million at June 30, 2015 and December 31, 2014, respectively. Tooling inventory, net of progress billings, was $11.2 million and $8.8 million at June 30, 2015 and December 31, 2014, respectively.

4. Goodwill and Other Intangible Assets

Goodwill:

The Company tests its goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value may exceed its fair value.

The changes in the carrying amount of goodwill by segment as of and for the six months ended June 30, 2015 were as follows:

	December 31, 2014	Currency translation adjustments	Other Activity	June 30, 2015
In thousands
Performance Materials	$13,340	$(342)	$—	$12,998
Industrial Filtration	3,943	—	—	3,943
Other Products and Services	4,660	—	(4,660)	—
Total goodwill	$21,943	$(342)	$(4,660)	$16,941

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

Other Intangible Assets:

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other intangible assets, net” in the Condensed Consolidated Balance Sheets as of June 30, 2015 and December 31, 2014:

	June 30, 2015		December 31, 2014
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
License agreements	$782	$(782)	$818	$(818)
Technology	2,500	(226)	2,500	(143)
Customer Relationships	2,483	(309)	2,477	(195)
Patents	5,611	(3,197)	6,037	(3,274)
Other	623	(233)	691	(252)
Total amortized intangible assets	$11,999	$(4,747)	$12,523	$(4,682)

5. Long-term Debt and Financing Arrangements

On February 18, 2014, the Company amended and restated its $35.0 million senior secured domestic revolving credit facility (as further amended May 5, 2015, “Amended Credit Facility”) with a financial institution and two additional lenders, increasing the available borrowing from $35 million to $100 million. The Amended Credit Facility is secured by substantially all of the assets of the Company. The maturity date for the Amended Credit Facility is January 31, 2019, at which time amounts outstanding under the Amended Credit Facility are due and payable. The Company entered into this Amended Credit Facility in part to fund a majority of the purchase price of the Industrial Filtration acquisition.

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

The Amended Credit Facility contains a number of affirmative and negative covenants, including financial and operational covenants. The Company is required to meet a minimum interest coverage ratio. The interest coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBIT to Consolidated Interest Charges, both as defined in the Amended Credit Facility, may not be less than 2.0 to 1.0 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined in the Amended Credit Facility, as of the end of each fiscal quarter of no greater than 3.0 to 1.0. The Company must also meet minimum consolidated EBITDA as of the end of each fiscal quarter for the preceding 12 month period of $30.0 million. The Company was in compliance with all covenants at June 30, 2015 and December 31, 2014.

Interest is charged on borrowings at the Company’s option of either: (i) Base Rate plus the Applicable Rate, or (ii) the Eurodollar Rate plus the Applicable Rate. The Base Rate is a fluctuating rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by Bank of America, and (c) the Eurocurrency Rate plus 1.00%. The Eurocurrency Rate means (i) if denominated in LIBOR quoted currency, a fluctuating LIBOR per annum rate equal to the London Interbank Offered Rate; (ii) if denominated in Canadian Dollars, the rate per annum equal to the Canadian Dealer Offered Rate; or (iii) the rate per annum as designated with respect to such alternative currency at the time such alternative currency is approved by the Lenders. The Applicable Rate is determined based on the Company’s Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). The Applicable Rate added to the Base Rate Committed Loans ranges from 15 basis points to 100 basis points, and the Applicable Rate added to Eurocurrency Rate Committed Loans and Letters of Credit ranges from 75 basis points to 175 basis points. The Company pays a quarterly fee ranging from 20 basis points to 30 basis points on the unused portion of the $100 million available under the Amended Credit Agreement. At June 30, 2015, the Company had borrowing availability of $57.7 million under the Amended Credit Facility net of standby letters of credit outstanding of $2.3 million.

The Company has a capital lease agreement for the land and building at the St. Nazaire, France operating facility, included in the Thermal/Acoustical Metals segment, requiring monthly principal and interest payments through 2016. The capital lease provides an option for the Company to purchase the land and building at the end of the lease for a nominal amount.

Total outstanding debt consists of:

			June 30,	December 31,
In thousands	Effective Rate	Maturity	2015	2014
Revolver Loan, due January 31, 2019	1.19%	2019	$40,000	$40,000
Capital Lease, land and building, St. Nazaire, France	5.44%	2016	555	893
Capital Lease, manufacturing equipment, Hamptonville, North Carolina	5.00%	2017	22	37
			40,577	40,930
Less portion due within one year			(571)	(615)
Total long-term debt			$40,006	$40,315

The carrying value of the Company’s Amended Credit Facility approximates fair value given the variable rate nature of the debt. As such this debt would be classified as a Level 2 liability within the fair value hierarchy.

The weighted average interest rate on long-term debt was 1.4% for the six months ended June 30, 2015 and 1.5% for the year ended December 31, 2014.

6. Capital Stock

At the 2015 Annual Meeting of Shareholders in April 2015, the Company's shareholders approved an amendment to the Company's Restated Articles of Incorporation as detailed below:

Preferred Stock — The Company decreased the par value of its preferred stock from $1.00 to $0.01. None of the 500,000 authorized shares have been issued.

Common Stock — The Company decreased the per share par value of its common stock from $0.10 to $0.01. The Company reclassified approximately $2.2 million from common stock to capital in excess of par value as a result of the change in par value.

7. Equity Compensation Plans

As of June 30, 2015, the Company’s equity compensation plans consisted of the 2003 Stock Incentive Compensation Plan (the “2003 Plan”) and the 2012 Stock Incentive Plan (the “2012 Plan” and together with the 2003 Plan, the “Plans”) under which incentive and non-qualified stock options and time and performance based restricted shares have been granted to employees and directors from authorized but unissued shares of common stock or treasury shares. The 2003 Plan is not active, but continues to govern all outstanding awards granted under the plan until the awards themselves are exercised or terminate in accordance with their terms. The 2012 Plan, approved by shareholders on April 27, 2012, authorizes 1.75 million shares of common stock for awards. The 2012 Plan also authorizes an additional 1.2 million shares of common stock to the extent awards granted under prior stock plans that were outstanding as of April 27, 2012 are forfeited. The 2012 Plan provides for the following types of awards: options, restricted stock, restricted stock units and other stock-based awards.

The Company incurred compensation expense of $0.8 million and $0.7 million for the quarters ended June 30, 2015 and June 30, 2014, respectively, and $1.5 million and $1.3 million for the six months ended June 30, 2015 and June 30, 2014, respectively, for the Plans, including restricted stock awards. No compensation costs were capitalized as part of inventory.

Stock Options

The following table is a summary of outstanding and exercisable options as of June 30, 2015:

In thousands except per share amounts and years	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at June 30, 2015	435	$15.08	6.5	$6,303
Exercisable at June 30, 2015	222	$9.74	4.6	$4,396
Expected to Vest at June 30, 2015	201	$20.58	8.5	$1,805

There were no stock options granted and 42,464 stock options exercised during the quarter ended June 30, 2015 and no stock options granted and 102,046 stock options exercised during the six months ended June 30, 2015. The amount of cash received from the exercise of stock options was $0.5 million during the quarter ended June 30, 2015 and $1.1 million during the six months ended June 30, 2015. The intrinsic value of stock options exercised was $0.7 million with a tax benefit of $0.3 million during the quarter ended June 30, 2015 and the intrinsic value of stock options exercised was $1.9 million with a tax benefit of $0.6 million during the six months ended June 30, 2015. There were no stock options granted and 45,929 stock options exercised during the quarter ended June 30, 2014 and no stock options granted and 91,217 stock options exercised during the six months ended June 30, 2014. The amount of cash received from the exercise of stock options was $0.4 million during the quarter ended June 30, 2014 and $0.8 million during the six months ended June 30, 2014. The intrinsic value of stock options exercised was $0.8 million with a tax benefit of $0.3 million during the quarter ended June 30, 2014 and the intrinsic value of stock options exercised was $1.3 million with a tax benefit of $0.5 million during the six months ended June 30, 2014. At June 30, 2015, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.1 million, with a weighted average expected amortization period of 2.8 years.

Restricted Stock

Restricted stock includes both performance-based and time-based awards. There were no time-based or performance-based restricted shares granted during the quarter and six months ended June 30, 2015. There were no performance-based shares that vested during the quarter and six months ended June 30, 2015. There were 10,321 time-based shares that vested during the six months ended June 30, 2015. There were 28,769 time-based restricted shares granted during the six months ended June 30, 2014. There were 138,000 performance-based restricted shares granted during the six months ended June 30, 2014, which have a 2016 earnings per share target. During the six months ended June 30 2014, there were 64,200 performance-based shares that vested in accordance with Plan provisions. There were 3,000 time-based restricted shares that vested during the six months ended June 30, 2014. At June 30, 2015, there were 303,265 unvested restricted stock awards with total unrecognized compensation cost related to these awards of $3.2 million with a weighted average expected amortization period of 1.8 years. Compensation expense for performance based awards is recorded based on management’s assessment of the probability of achieving the performance goals and service period.

8. Stock Repurchases

In April 2012, the Company’s Board of Directors approved a stock repurchase program ("Repurchase Program”), which authorized the Company to repurchase up to 1.0 million shares of its common stock. The Company repurchased 267,089 shares of its common stock at an average price of $31.18 per share for an aggregate purchase price of approximately $8.3 million during the six months ended June 30, 2015 under the Repurchase Program. As of June 30, 2015, there were no shares remaining and authorized for repurchase under the Repurchase Program. Since inception, the Company paid an average price of $18.20 per share for an aggregate purchase price of approximately $18.2 million for the repurchase of all 1.0 million shares under the Repurchase Program.

During the six months ended June 30, 2015, the Company purchased 3,891 shares of common stock valued at $0.1 million, through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, which allow the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due.

9. Employer Sponsored Benefit Plans

As of June 30, 2015, the Company maintains a defined benefit pension plan that covers certain domestic Lydall employees (“domestic pension plan”) that is closed to new employees and benefits are no longer accruing. The domestic pension plan is noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in the plan. The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes.

The Company expects to contribute approximately $5.9 million in cash to its domestic pension plan in 2015. Contributions of $0.3 million were made during the second quarter and six months ended June 30, 2015. Contributions of $0.4 million were made during the second quarter of 2014 and $3.4 million were made for the six months ended June 30, 2014.

The following is a summary of the components of net periodic benefit cost, which is recorded primarily within selling, product development and administrative expenses, for the domestic pension plan for the quarters and six months ended June 30, 2015 and 2014:

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2015	2014	2015	2014
Components of net periodic benefit cost
Interest cost	$517	$665	$1,033	$1,331
Expected return on assets	(590)	(793)	(1,180)	(1,587)
Amortization of actuarial loss	224	180	449	360
Net periodic benefit cost	$151	$52	$302	$104

10. Income Taxes

The Company’s effective tax rate was 33.6% and 31.3% for the quarters ended June 30, 2015 and 2014, respectively, and 35.1% and 38.2% for the six months ended June 30, 2015 and 2014, respectively. The difference in the Company's effective tax rate for the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014 was primarily due to a less favorable mix of earnings in the second quarter of 2015 compared to the second quarter of 2014 derived from countries with lower tax rates compared to that of the United States, including the impact of valuation allowances on certain foreign deferred tax assets. The Company's effective tax rate for the six months ended June 30, 2014 was negatively impacted by discrete income tax charges of approximately $1.0 million primarily for non-deductible transaction related expenses associated with the acquisition of the Industrial Filtration business.
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

11. Earnings Per Share

For the quarters and six months ended June 30, 2015 and 2014, basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method as long as their effect is not antidilutive.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2015	2014	2015	2014
Basic average common shares outstanding	16,681	16,618	16,759	16,580
Effect of dilutive options and restricted stock awards	267	362	296	345
Diluted average common shares outstanding	16,948	16,980	17,055	16,925

For the quarter ended June 30, 2015, stock options for 0.1 million shares of common stock, were not considered in computing diluted earnings per common share because they were antidilutive. For the quarter ended June 30, 2014, there were minimal stock options that were not considered in computing diluted earnings per common share.

For the six months ended June 30, 2015 and 2014, stock options for 0.1 million and 0.1 million shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

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

On January 30, 2015, the Company sold all of the outstanding shares of common stock of its Life Sciences Vital Fluids business for a cash purchase price of $30.1 million (including a $0.2 million post-closing adjustment). The disposition was completed pursuant to a Stock Purchase and Sale Agreement, dated January 30, 2015, by and among the Company, and the Buyer. The Company recognized an after tax gain on the sale of this business of approximately $11.8 million in the first quarter of 2015.

The tables below present net sales and operating income by segment for the quarters and six months ended June 30, 2015 and 2014, and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

Consolidated net sales by segment:

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2015	2014	(1) 2015	(2) 2014
Performance Materials Segment:
Filtration	$16,476	$19,546	$31,543	$37,419
Thermal Insulation	7,039	7,993	14,524	16,521
Life Sciences Filtration	2,517	3,713	5,023	6,165
Performance Materials Segment net sales	26,032	31,252	51,090	60,105

Industrial Filtration Segment:
Industrial Filtration	35,902	34,135	70,102	51,791
Industrial Filtration net sales	35,902	34,135	70,102	51,791

Thermal/Acoustical Metals Segment:
Metal parts	36,359	38,701	71,381	75,726
Tooling	5,073	4,638	8,166	10,069
Thermal/Acoustical Metals Segment net sales	41,432	43,339	79,547	85,795

Thermal/Acoustical Fibers Segment:
Fiber parts	35,287	34,662	65,698	64,984
Tooling	183	1,646	889	3,837
Thermal/Acoustical Fibers Segment net sales	35,470	36,308	66,587	68,821

Other Products and Services:
Life Sciences Vital Fluids	—	4,864	1,671	9,588
Other Products and Services net sales	—	4,864	1,671	9,588
Eliminations and Other	(4,275)	(1,105)	(7,130)	(2,081)
Consolidated Net Sales	$134,561	$148,793	$261,867	$274,019

Operating income by segment:

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2015	2014	(1) 2015	(2) 2014
Performance Materials	$2,265	$3,566	$3,571	$5,429
Industrial Filtration	4,552	2,198	7,706	2,984
Thermal/Acoustical Metals	4,853	2,564	8,434	6,217
Thermal/Acoustical Fibers	10,544	9,279	17,637	16,620
Other Products and Services	—	286	118	706
Corporate Office Expenses	(5,185)	(5,320)	(10,359)	(11,757)
Consolidated Operating Income	$17,029	$12,573	$27,107	$20,199

(1)	Other Products and Services reports results for the period preceding the date of disposition of January 30, 2015.

(2)	Industrial Filtration segment reports results for the period following the date of acquisition of February 20, 2014 through June 30, 2014.

13. Commitments and Contingencies

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
The Company conducted an internal investigation utilizing outside counsel. In the course of this internal investigation, the Company has discovered instances of inappropriate conduct by certain German employees of Lydall Gerhardi. The Company has disclosed its findings in an application for leniency submitted to the German Federal Cartel Office on July 22, 2014. The Company is continuing its internal investigation and has taken, and will continue to take, remedial actions.
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
14. Changes in Accumulated Other Comprehensive Income (Loss)

The following table discloses the changes by classification within accumulated other comprehensive income (loss) for the periods ended June 30, 2015 and 2014:

In thousands	Foreign Currency Translation Adjustment	Defined Benefit Pension Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2013	$6,128	$(14,972)	$(8,844)
Other Comprehensive loss	(3)	—	(3)
Amounts reclassified from accumulated other comprehensive income (a)	—	223	223
Balance at June 30, 2014	6,125	(14,749)	(8,624)
Balance at December 31, 2014	(6,586)	(17,575)	(24,161)
Other Comprehensive loss	(5,987)	—	(5,987)
Amounts reclassified from accumulated other comprehensive income (a)	—	274	274
Balance at June 30, 2015	$(12,573)	$(17,301)	$(29,874)

(a)
Amount represents amortization of actuarial losses, a component of net periodic benefit cost. This amount was $0.3 million net of $0.2 million tax benefit and $0.2 million net of a $0.1 million tax benefit for the six months ended June 30, 2015 and 2014, respectively. For the quarters ended June 30, 2015 and 2014, this amount was $0.1 million net of a $0.1 million tax benefit.

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

On January 30, 2015, the Company sold all of the outstanding shares of common stock of its Life Sciences Vital Fluids business, reported as Other Products and Services, for a cash purchase price of $30.1 million (including a post-closing adjustment). The disposition was completed pursuant to a Stock Purchase and Sale Agreement, dated January 30, 2015, by and among the Company, and the buyer. As a result, the consolidated financial results for the six months ended June 30, 2015 do not reflect a full six months of the Life Sciences Vital Fluids business. The Company recognized a pre-tax gain on the sale of $18.6 million, reported as non-operating income in the first quarter of 2015. Net of income taxes, the Company reported a gain on sale of $11.8 million.

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

Second Quarter 2015 Highlights

Below are financial highlights comparing Lydall’s quarter ended June 30, 2015 (“Q2 2015”) results to its quarter ended June 30, 2014 (“Q2 2014”) results:

•
Net sales were $134.6 million in the current quarter, compared to $148.8 million in Q2 2014, a decrease of $14.2 million, or 9.6%. The change in consolidated net sales is summarized in the following table.

Components	Change in Net Sales	Percent Change
Foreign currency translation	(8,213)	(5.5)%
Divestiture of Life Sciences Vital Fluids (January 30, 2015)	(4,864)	(3.3)%
Volume and pricing change	(1,004)	(0.7)%
Change in tooling sales	(151)	(0.1)%
Total	$(14,232)	(9.6)%

•
Gross margin increased 190 basis points to 25.2%, compared to 23.3% in Q2 2014. Gross margin improved in the Industrial Filtration and T/A Fibers segments impacting consolidated gross margin by approximately 150 and 110 basis points, respectively, offset by lower Performance Materials and T/A Metals segments' gross margins unfavorably impacting consolidated gross margin by 50 and 20 basis points, respectively. Gross margin in Q2 2014 was adversely impacted by a $0.5 million, or 30 basis points, purchase accounting adjustment in cost of sales related to inventory step-up for the Industrial Filtration acquisition.

•	Operating income was $17.0 million, or 12.7% of net sales, compared to $12.6 million, or 8.4% of net sales, in Q2 2014;

-	Operating income and operating margin were positively impacted by improved gross margin compared to Q2 2014, principally led by the T/A Fibers and Industrial Filtration segments;
-	Operating income in Q2 2015 was negatively impacted by foreign currency translation of $0.7 million ($0.03 per diluted share);
-
Operating income from the Life Sciences Vital Fluids business, (reported as Other Products and Services) was $0.3 million ($0.01 per diluted share) in Q2 2014, which was divested in the first quarter of 2015; and

-
Operating income in Q2 2014 was negatively impacted by 250 basis points related to a $2.9 million commission settlement ($0.12 per diluted share) within the T/A Metals segment and by purchase accounting adjustments and transaction related costs of $0.7 million ($0.03 per diluted share) associated with the Industrial Filtration acquisition.

•	Net income was $10.8 million, or $0.64 per diluted share, in Q2 2015, compared to $8.2 million, or $0.49 per diluted share, in Q2 2014.

Other Matter

On August 5, 2015, the Company disclosed in a press release furnished under Form 8-K that it became aware of alleged inaccuracies in the timing of revenue recognition in its Industrial Filtration business (“Industrial Filtration”) in China, which was acquired on February 20, 2014. The Company has substantially completed an internal investigation and determined that the inaccuracies in timing of revenue recognition at its Industrial Filtration business in China did not have a material impact on the Company’s consolidated financial statements or the Industrial Filtration segment information for the quarter ended June 30, 2015 or any prior quarterly periods or for the year ended December 31, 2014.

Liquidity

Cash balance was $74.3 million at June 30, 2015 compared to $62.1 million at December 31, 2014. The Company’s consolidated leverage ratio was approximately 0.6 at June 30, 2015 (as defined in the Amended Credit Facility), significantly below a maximum permitted ratio of 3.0. As of June 30, 2015, the Company had borrowing availability of $57.7 million under the Amended Credit Facility, net of standby letters of credit outstanding of $2.3 million.

Outlook

Looking forward to the remainder of 2015, the Company expects demand for its automotive products in the T/A Fibers and T/A Metals segments to continue to be healthy in both North America and Europe. In addition, the Company also expects sales to begin to modestly ramp up at the T/A Metals operation in China and anticipates improved operating results as the year progresses. In the Industrial Filtration segment, the Company is seeing solid global order activity in the third quarter of 2015 and, consistent with prior periods, the Company expects sales for the first half of the year to be stronger than the second half due to normal seasonality in this segment. In the Performance Materials segment, the Company anticipates improved results in the second half of 2015 compared to the first half of 2015.

Results of Operations

All of the following tabular comparisons, unless otherwise indicated, are for the quarters ended June 30, 2015 (Q2-15) and June 30, 2014 (Q2-14) and for the six months ended June 30, 2015 (YTD -15) and June 30, 2014 (YTD-14).

Net Sales

	Quarter Ended			Six Months Ended
In thousands	Q2-15	Q2-14	Percent Change	YTD-15	YTD-14	Percent Change
Net sales	$134,561	$148,793	(9.6)%	$261,867	$274,019	(4.4)%

Net sales for the second quarter ended June 30, 2015 decreased by $14.2 million, or 9.6%, compared to the second quarter ended June 30, 2014. Foreign currency translation had a negative impact of $8.2 million, or 5.5%, on consolidated net sales in the second quarter of 2015 compared to the second quarter of 2014, negatively impacting the T/A Metals segment by $5.5 million, the Performance Materials segment by $2.1 million and the Industrial Filtration segment by $0.6 million. Net sales from the divested

Life Sciences Vital Fluids business decreased by $4.9 million in the second quarter of 2015 compared to the second quarter of 2014 as the business was sold on January 30, 2015. Excluding the impact of foreign currency translation, the Industrial Filtration segment reported growth in net sales. Both the T/A Metals and T/A Fibers segments also reported growth in net sales of parts, excluding the impact of foreign currency translation, in the second quarter of 2015 compared to the second quarter of 2014. The Performance Materials segment reported lower net sales in the second quarter of 2015 compared to the second quarter of 2014 due to lower demand for filtration, thermal insulation and life science products.

Net sales for the six months ended June 30, 2015 decreased by $12.2 million, or 4.4%, compared to the six months ended June 30, 2014. Foreign currency translation had a negative impact of $15.4 million, or 5.6%, on consolidated net sales in the first six months of 2015 compared to the first six months of 2014, negatively impacting the T/A Metals segment by $10.3 million, the Performance Materials segment by $4.0 million and the Industrial Filtration segment by $1.0 million. Net sales from the divested Life Sciences Vital Fluids business decreased by $7.9 million, in the first six months of 2015 compared to the first six months of 2014, as the business was sold on January 30, 2015. Excluding the impact of foreign currency translation, Industrial Filtration segment net sales increased $19.3 million in the first six month of 2015 compared to the first six months of 2014 as the Industrial Filtration business was acquired on February 20, 2014. In the T/A Metals and T/A Fibers segments, the timing of new product launches led to a reduction in tooling net sales, while both segments experienced growth in parts sales after excluding foreign currency translation. Excluding the impact of foreign currency translation, the Performance Materials segment net sales decreased by $5.0 million, or 8.4%, in the first six months of 2015 compared to the first six months of 2014.

Gross Profit

	Quarter Ended			Six Months Ended
In thousands	Q2-15	Q2-14	Percent Change	YTD-15	YTD-14	Percent Change
Gross profit	$33,889	$34,653	(2.2)%	$61,589	$60,852	1.2%
Gross margin	25.2%	23.3%		23.5%	22.2%

Gross margin for the second quarter of 2015 was 25.2% compared to 23.3% in the second quarter of 2014. Gross margin improved in the Industrial Filtration segment in the second quarter of 2015 due to favorable product mix and lower material costs impacting overall gross margin by 150 basis points. Improved gross margin in the T/A Fibers segment as a result of a favorable mix of product sales, improved absorption of fixed costs, and labor efficiencies favorably impacted consolidated gross margin by 110 basis points. These increases in gross margin were offset to some extent by lower Performance Material segment gross margin due to lower segment net sales in the second quarter of 2015 compared to the same period of 2014. Gross margin for the second quarter of 2014 was negatively impacted by $0.5 million, or 30 basis points, from a purchase accounting adjustment in cost of sales relating to inventory step-up associated with the Industrial Filtration acquisition.

Gross margin for the six months ended June 30, 2015 was 23.5% compared to 22.2% for the first six months of 2014. Gross margin for the six months ended June 30, 2014 was negatively impacted by $1.8 million, or 70 basis points, from a purchase accounting adjustment in cost of sales relating to inventory step-up associated with the 2014 Industrial Filtration acquisition. Improved gross margins in the T/A Fibers segment in the first six months of 2015, as a result of a favorable mix of product sales, lower raw material costs, and labor efficiencies, were offset to some extent by lower gross margin in the Performance Materials segment, due to lower segment net sales, and lower gross margin from the T/A Metals segment primarily due to foreign currency translation.

Selling, Product Development and Administrative Expenses

	Quarter Ended			Six Months Ended
In thousands	Q2-15	Q2-14	Percent Change	YTD-15	YTD-14	Percent Change
Selling, product development and administrative expenses	$16,860	$22,080	(23.6)%	$34,482	$40,653	(15.2)%
Percentage of sales	12.5%	14.8%		13.2%	14.8%

Selling, product development and administrative expenses for the second quarter of 2015 decreased by $5.2 million compared to the quarter ended June 30, 2014. This decrease was due in part to lower sales commissions of $3.1 million primarily due to a $2.9 million commission settlement within the T/A Metals segment as the Company terminated a long-standing commercial sales agreement in the second quarter of 2014. Additionally, accrued incentive compensation decreased by $1.3 million and professional services decreased by $0.5 million in the second quarter of 2015 compared to the second quarter of 2014. Selling, product development and administrative expenses also decreased by $1.3 million as a result of the sale of the Life Sciences Vital Fluids business on January 30, 2015. These decreases were offset by higher employee benefit costs of $0.6 million, primarily related to healthcare, and increases in other selling and administrative costs of $0.4 million.

Selling, product development and administrative expenses for the six months ended June 30, 2015 decreased $6.2 million compared to the six months ended June 30, 2014. This reduction was due in part to decreased sales commission expense of $3.5 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014, primarily related to a $2.9 million commission settlement within the T/A Metals segment as the Company terminated a long-standing commercial sales agreement in the second quarter of 2014. Also contributing to the decreased expenses were transaction related costs of $2.6 million incurred in the six months ended June 30, 2014 related to the Industrial Filtration acquisition as well as a decrease in accrued incentive compensation expenses of $1.4 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014. Selling, product development and administrative expenses decreased $2.0 million as a result of the sale of the Life Sciences Vital Fluids business on January 30, 2015. These decreased costs were partially offset by higher employee benefit costs of $0.9 million, primarily related to healthcare, higher employee recruiting costs of $0.3 million and higher other administrative costs of $0.4 million. The Industrial Filtration segment selling, product development and administrative costs increased $1.7 million in the six months ended June 30, 2015 compared to the six months ended June 30, 2014 primarily due to the inclusion of this business for a full six months in 2015 compared to 2014, as the Industrial Filtration business was acquired on February 20, 2014.

 Interest Expense

	Quarter Ended			Six Months Ended
In thousands	Q2-15	Q2-14	Percent Change	YTD-15	YTD-14	Percent Change
Interest expense	$186	$280	(33.6)%	$408	$492	(17.1)%
Weighted average interest rate	1.2%	1.5%		1.4%	1.6%

The decrease in interest expense for the quarter ended June 30, 2015, compared to the same period of 2014, was due to lower average borrowings outstanding under the Company’s Amended Credit Facility and lower borrowing rates compared to the second quarter of 2014.

The decrease in interest expense for the six months ended June 30, 2015 compared to the same period of 2014 was due to lower average borrowings outstanding under the Company's Amended Credit Facility and lower borrowing rates compared to the first six months of 2014. Borrowings under the Company's Amended Credit Facility are associated with the acquisition of Industrial Filtration on February 20, 2014.

Gain on Sale of Business

	Quarter Ended			Six Months Ended
In thousands	Q2-15	Q2-14	Dollar Change	YTD-15	YTD-14	Dollar Change
Gain on sale of business	$—	$—	—	$(18,647)	$—	(18,647)

On January 30, 2015, the Company sold all of the outstanding shares of common stock of its Life Sciences Vital Fluids business, reported as Other Products and Services, for a cash purchase price of $30.1 million (including a post-closing adjustment of $0.2 million). The disposition was completed pursuant to a Stock Purchase and Sale Agreement, dated January 30, 2015, by and among the Company, and the buyer. The Company recognized a pre-tax gain on the sale of $18.6 million, reported as non-operating income in the first quarter of 2015 and for the six months ended June 30, 2015. Net of income taxes, the Company reported a gain on sale of $11.8 million.

Other Income/Expense, net

	Quarter Ended			Six Months Ended
In thousands	Q2-15	Q2-14	Dollar Change	YTD-15	YTD-14	Dollar Change
Other expense (income), net	$553	$299	254	$(469)	$354	(823)

The increase in other expense, net, for the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014 was primarily related to greater foreign currency transaction losses associated with intercompany loans and trade payables and receivables denominated in currencies other than the functional currencies of the Company's subsidiaries.

The increase in other income, net, for the six months ended June 30, 2015 compared to the same period of 2014 was primarily related to foreign currency transaction gains associated with intercompany loans denominated in currencies other than the functional currencies of the Company's subsidiaries.

Income Taxes

The Company’s effective tax rate was 33.6% and 31.3% for the quarters ended June 30, 2015 and 2014, respectively, and 35.1% and 38.2% for the six months ended June 30, 2015 and 2014, respectively. The difference in the Company's effective tax rate for the quarter ended June 30, 2015 compared to the quarter ended June 30, 2014 was primarily due to a less favorable mix of earnings in the second quarter of 2015, compared to the second quarter of 2014, derived from countries with lower tax rates compared to that of the United States, including the impact of valuation allowances on certain foreign deferred tax assets. The Company's effective tax rate for the six months ended June 30, 2014 was negatively impacted by discrete income tax charges of approximately $1.0 million primarily for non-deductible transaction related expenses associated with the acquisition of the Industrial Filtration business.
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

Segment Results

The following tables present sales information for the key product and service groups included within each operating segment as well as other products and services and operating income by segment, for the quarters and six months ended June 30, 2015 compared with the quarter ended June 30, 2014:

Net sales by segment:

	Quarter Ended
In thousands	Q2-15	Q2-14	Dollar Change
Performance Materials Segment:
Filtration	$16,476	$19,546	$(3,070)
Thermal Insulation	7,039	7,993	(954)
Life Sciences Filtration	2,517	3,713	(1,196)
Performance Materials Segment net sales	26,032	31,252	(5,220)

Industrial Filtration Segment:
Industrial Filtration	35,902	34,135	1,767
Industrial Filtration net sales	35,902	34,135	1,767

Thermal/Acoustical Metals Segment:
Metal parts	36,359	38,701	(2,342)
Tooling	5,073	4,638	435
Thermal/Acoustical Metals Segment net sales	41,432	43,339	(1,907)

Thermal/Acoustical Fibers Segment:
Fiber parts	35,287	34,662	625
Tooling	183	1,646	(1,463)
Thermal/Acoustical Fibers Segment net sales	35,470	36,308	(838)

Other Products and Services:
Life Sciences Vital Fluids	—	4,864	(4,864)
Other Products and Services net sales	—	4,864	(4,864)
Eliminations and Other	(4,275)	(1,105)	(3,170)
Consolidated Net Sales	$134,561	$148,793	$(14,232)

	Six Months Ended
In thousands	YTD-15	YTD-14	Dollar Change
Performance Materials Segment:
Filtration	$31,543	$37,419	$(5,876)
Thermal Insulation	14,524	16,521	(1,997)
Life Sciences Filtration	5,023	6,165	(1,142)
Performance Materials Segment net sales	51,090	60,105	(9,015)

Industrial Filtration Segment:
Industrial Filtration	70,102	51,791	18,311
Industrial Filtration net sales	70,102	51,791	18,311

Thermal/Acoustical Metals Segment:
Metal parts	71,381	75,726	(4,345)
Tooling	8,166	10,069	(1,903)
Thermal/Acoustical Metals Segment net sales	79,547	85,795	(6,248)

Thermal/Acoustical Fibers Segment:
Fiber parts	65,698	64,984	714
Tooling	889	3,837	(2,948)
Thermal/Acoustical Fibers Segment net sales	66,587	68,821	(2,234)

Other Products and Services:
Life Sciences Vital Fluids	1,671	9,588	(7,917)
Other Products and Services net sales	1,671	9,588	(7,917)
Eliminations and Other	(7,130)	(2,081)	(5,049)
Consolidated Net Sales	$261,867	$274,019	$(12,152)

Operating income by segment:

	Quarter Ended
	Q2-15		Q2-14
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$2,265	8.7%	$3,566	11.4%	$(1,301)
Industrial Filtration	4,552	12.7%	2,198	6.4%	2,354
Thermal/Acoustical Metals	4,853	11.7%	2,564	5.9%	2,289
Thermal/Acoustical Fibers	10,544	29.7%	9,279	25.6%	1,265
Other Products and Services	—	—%	286	5.9%	(286)
Corporate Office Expenses	(5,185)		(5,320)		135
Consolidated Operating Income	$17,029	12.7%	$12,573	8.4%	$4,456

	Six Months Ended
	YTD-15		YTD-14
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$3,571	7.0%	$5,429	9.0%	$(1,858)
Industrial Filtration	7,706	11.0%	2,984	5.8%	4,722
Thermal/Acoustical Metals	8,434	10.6%	6,217	7.2%	2,217
Thermal/Acoustical Fibers	17,637	26.5%	16,620	24.1%	1,017
Other Products and Services	118	7.1%	706	7.4%	(588)
Corporate Office Expenses	(10,359)		(11,757)		1,398
Consolidated Operating Income	$27,107	10.4%	$20,199	7.4%	$6,908

Performance Materials

Segment net sales decreased $5.2 million, or 16.7%, in the second quarter of 2015 compared to the second quarter of 2014. Foreign currency translation negatively impacted second quarter 2015 net sales by $2.1 million, or 6.7% of segment net sales, primarily impacting filtration products. The decrease in segment net sales was from filtration, life sciences and thermal insulation product net sales which declined $3.1 million, $1.2 million, and $1.0 million, respectively, including unfavorable foreign currency translation. Excluding the impact of foreign currency translation, the reduction in filtration net sales was primary due to lower demand in Asia and North America. Lower net sales of life sciences products was primarily due to the timing of customer orders and lower demand in North America. Also, lower net sales of thermal insulation products were primarily the result of depressed demand globally for cyrogenic insulation products serving the liquid natural gas market which have been negatively impacted by lower oil prices.

The Performance Materials segment reported operating income of $2.3 million, or 8.7% of net sales, in the second quarter of 2015, compared to operating income of $3.6 million, or 11.4% of net sales, in the second quarter of 2014. The decrease in operating income was primarily the result of lower gross profit of $2.0 million due to lower segment net sales. The lower gross profit was offset to some extent by lower selling and administrative costs of $0.7 million in the second quarter of 2015 compared to the second quarter of 2014, primarily the result of lower accrued incentive compensation and lower salaries expense. Foreign currency translation had a minimal impact on operating income in the second quarter of 2015 compared with the second quarter of 2014.

Segment net sales decreased $9.0 million, or 15.0%, in the first six months of 2015 compared to the first six months of 2014. In the first six months of 2015, foreign currency translation negatively impacted net sales by $4.0 million, or 6.6% of segment net sales, primarily impacting filtration products. Filtration product net sales and life sciences product net sales declined $5.9 million and $1.1 million, respectively, in the first six months of 2015 compared to the first six months of 2014, including the impact of foreign currency translation. The decline in filtration product net sales was due to lower overall demand for air filtration products, particularly in Asia and North America. The decline in life sciences product net sales was due to lower demand for life sciences products, particularly in North America due to the timing of customer orders. Also, net sales of thermal insulation products were lower by $2.0 million in the first six months of 2015 compared to the first six months of 2014 primarily due to lower demand in North America and Asia. These lower net sales were primarily the result of depressed demand globally for cryogenic insulation products serving the liquid natural gas market which have been negatively impacted by lower oil prices.

The Performance Materials segment reported operating income of $3.6 million, or 7.0% of net sales, in the first six months of 2015, compared to operating income of $5.4 million, or 9.0% of net sales, in the first six months of 2014. The decrease in operating income was primarily the result of lower gross profit of $2.8 million due to lower segment net sales. The lower gross profit was offset to some extent by lower selling, product development and administrative costs of $0.9 million in the first six months of 2015 compared to the first six months of 2014, primarily related to lower accrued incentive compensation and lower salaries expense. Foreign currency translation had a minimal impact on operating income in the first six months of 2015 compared with the first six months of 2014.

Industrial Filtration

Segment net sales increased $1.8 million, or 5.2%, in the second quarter of 2015 compared to the second quarter of 2014. The increase in segment net sales was primarily related to increased demand for products in North America. Foreign currency translation had a negative impact on net sales of $0.6 million, or 1.8%, in the second quarter of 2015 compared to the second quarter of 2014.

The Industrial Filtration segment reported operating income of $4.6 million, or 12.7% of net sales, in the second quarter of 2015 compared to $2.2 million, or 6.4% of net sales, in the second quarter of 2014. The increase in operating income of $2.4 million was primarily the result of higher gross profit and gross margin due to higher segment net sales, a favorable mix of product sales and lower raw material costs. Operating income in the second quarter of 2014 included the negative impact of purchase accounting adjustments in cost of sales related to inventory step-up of $0.5 million. Foreign currency translation had a minimal impact on operating income in the second quarter of 2015 compared with the second quarter of 2014.

Segment net sales increased $18.3 million, or 35.4%, in the first six months of 2015 compared to the first six months of 2014. The increase in segment net sales was primarily due to the reporting of a full six months of segment net sales in 2015 compared to the first six months of 2014 as the business was acquired on February 20, 2014. Foreign currency translation had a negative impact on sales of $1.0 million, or 2.0%, in the first six months of 2015 compared to the first six months of 2014.

The Industrial Filtration segment reported operating income of $7.7 million, or 11.0% of net sales, in the first six months of 2015, compared to operating income of $3.0 million, or 5.8% of net sales, in the first six months of 2014. The increase in operating income of $4.7 million was primarily due to an improvement in operating income by $2.4 million in the second quarter of 2015 compared to the same quarter of 2014. The remaining increase was partially due to the reporting of a full six months of operating income in 2015 compared to the first six months of 2014 as the business was acquired on February 20, 2014 and a $1.8 million purchase accounting adjustment in cost of sales, in the first six months of 2014, related to inventory step-up. After considering the impact of the inventory step-up adjustment in the first six months of 2014, the increase in operating margin in the first six months of 2015 compared to the first six months of 2014 was related to lower raw material costs and a favorable mix of product sales. Foreign currency translation had a minimal impact on operating income in the first six months of 2015 compared with the first six months of 2014.

Thermal/Acoustical Metals

Segment net sales decreased $1.9 million, or 4.4%, in the second quarter of 2015, compared to the second quarter of 2014 due to unfavorable foreign currency translation of $5.5 million, or 12.7% of net sales. Automotive parts net sales decreased by $2.3 million, or 6.1%, compared to the second quarter of 2014 due to unfavorable foreign currency translation of $4.6 million, or 11.9% of net sales. Excluding the negative impact of foreign currency translation, automotive parts net sales increased by $2.3 million, or 5.9%, compared to the second quarter of 2014 due to increased demand from customers served by the Company’s European, and to a lesser extent, North American and Chinese automotive operations. Market conditions in North America have continued to remain favorable and improving market conditions in Europe have led to increased sales volumes. Tooling net sales increased by $0.4 million, or 9.4%, in the second quarter of 2015 compared to the second quarter of 2014. Excluding the negative impact of foreign currency translation, tooling net sales in the second quarter of 2015 increased $1.3 million, or 28.3%, compared to the second quarter of 2014 due to timing of new product launches, particularly in Europe.

The Thermal/Acoustical Metals segment reported operating income of $4.9 million, or 11.7% of net sales, in the second quarter of 2015, compared to operating income of $2.6 million, or 5.9% of net sales, in the second quarter of 2014. The increase in operating income of $2.3 million was due to a decrease in selling, product development and administrative costs of $3.1 million in the second quarter of 2015 compared to the second quarter of 2014. This decrease was primarily related to a $2.9 million commission settlement associated with the second quarter of 2014 termination of a long-standing commercial sales agreement in Europe. Foreign currency translation had a negative impact on operating income of $0.6 million, or 1.4% of net sales, in the second quarter of 2015 compared to the second quarter of 2014.

Segment net sales decreased $6.2 million, or 7.3%, in the first six months of 2015, compared to the first six months of 2014 due to unfavorable foreign currency translation of $10.3 million, or 12.1% of net sales. Automotive parts net sales decreased by $4.3 million, or 5.7%, compared to the first six months of 2014, due to unfavorable foreign currency translation of $8.8 million, or 11.6% of net sales. Excluding the negative impact of foreign currency translation, automotive part net sales increased by $4.4 million, or 5.9%, compared to the first six months of 2014 due to increased demand from customers served by the Company's European, and to a lesser extent, North American and Chinese automotive operations. Tooling net sales decreased by $1.9 million, or 18.9%, in the first half of 2015 compared to the first half of 2014. Excluding the negative impact of foreign currency translation, tooling net sales in the first six months of 2015 decreased $0.4 million compared to the first six months of 2014 due to timing of new product launches, particularly in North America.

The Thermal/Acoustical Metals segment reported operating income of $8.4 million, or 10.6% of net sales, in the first six months of 2015, compared to operating income of $6.2 million, or 7.2% of net sales, in the first six months of 2014. The increase in operating income of $2.2 million was due to a decrease in selling, product development and administrative costs of $3.5 million in the first six months of 2015 compared to the first six months of 2014. This decrease was primarily related to a $2.9 million commission settlement associated with the second quarter of 2014 termination of a long-standing commercial sales agreement in Europe, and a decrease in professional service expenses of $0.4 million. Foreign currency translation had a negative impact on operating income of $1.1 million, or 1.4% of net sales, in the first half of 2015 compared to the first half of 2014. Operational inefficiencies at the Company’s Chinese facility resulted in a negative impact to operating margin of approximately 150 and 90 basis points, in the first six months of 2015 and the same period of 2014, respectively.

Thermal/Acoustical Fibers

Segment net sales decreased $0.8 million, or 2.3%, in the second quarter of 2015 compared to the second quarter of 2014. Automotive parts net sales increased by $0.6 million, or 1.8%, compared to the second quarter of 2014. This increase was driven by higher consumer demand for vehicles in North America on Lydall’s existing platforms and new platform awards. Tooling net sales in the second quarter of 2015 decreased $1.5 million compared to the second quarter of 2014 due to timing of new product launches.

The Thermal/Acoustical Fibers segment reported operating income of $10.5 million, or 29.7% of net sales, in the second quarter of 2015, compared to operating income of $9.3 million, or 25.6% of net sales, in the second quarter of 2014. The increase in operating income was primarily attributable to a favorable mix of product sales, improved absorption of fixed costs and labor efficiencies resulting in gross margin improvement of approximately 410 basis points. Segment selling, product development and administrative costs were flat compared to the prior year quarter.

Segment net sales decreased $2.2 million, or 3.2%, in the first six months of 2015, compared to the first six months of 2014. Automotive parts net sales increased by $0.7 million, or 1.1%, compared to the first six months of 2014. This increase was driven by higher consumer demand for vehicles in North America on Lydall’s existing platforms and new platform awards. Tooling net sales in the first six months of 2015 decreased $2.9 million compared to the first six months of 2014 due to timing of new product launches.

The Thermal/Acoustical Fibers segment reported operating income of $17.6 million, or 26.5% of net sales, in the first six months of 2014, compared to operating income of $16.6 million, or 24.1% of net sales, in the first six months of 2014. The increase in operating income was primarily attributable to a favorable mix of product sales, lower material costs and labor efficiencies, resulting in gross margin of improvement of approximately 260 basis points. Segment selling, product development and administrative costs were flat compared to the prior year quarter.

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

As a result of the aforementioned sale of the Life Sciences Vital Fluids business in the first quarter of 2015, there were no reported sales or operating income for the second quarter of 2015. Life Sciences Vital Fluids reported net sales and operating income for the quarter ended June 30, 2014 of $4.9 million and $0.3 million, respectively.

Life Sciences Vital Fluids net sales for the first six months of 2015 decreased $7.9 million compared to the first six months of 2014. Life Sciences Vital Fluids reported operating income of $0.1 million, or 7.1% of net sales, for the first six months ended June 30, 2015, compared to operating income of $0.7 million, or 7.4% of net sales, for the first six months of 2014. The decreases in net sales and operating income were due to the aforementioned sale of this business on January 30, 2015.

Corporate Office Expenses

Corporate office expenses for the quarter ended June 30, 2015 were $5.2 million, compared to $5.3 million in the second quarter of 2014. The decrease of $0.1 million was primarily due to decreases in accrued incentive compensation of $0.4 million and strategic initiative costs of $0.2 million, offset by increased employee benefit costs of $0.4 million and other administrative costs of $0.1 million.

Corporate offices expenses for the first six months of 2015 were $10.4 million compared to $11.8 million in the first six months of 2014. The decrease of $1.4 million was primarily due to $2.6 million of transaction related costs incurred in the first six months of 2014 associated with the Industrial Filtration acquisition on February 20, 2014, including investment banking, legal, and professional accounting fees. Accrued incentive compensation also decreased $0.3 million in the first six months of 2015 compared to the first six months of 2014. These decreased costs were offset by increased employee benefit costs of $0.8 million, increased salaries of $0.4 million, increased recruiting costs of $0.2 million and increases in other administrative costs of $0.1 million.

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

At June 30, 2015, the Company had a cash balance of $74.3 million and borrowing availability of $57.7 million under the Amended Credit Facility net of standby letters of credit outstanding of $2.3 million.

The Company continually explores its core markets for suitable acquisitions, joint ventures, alliances and licensing agreements. If completed, such activities would be financed with existing cash balances, cash generated from operations, cash borrowings under existing credit facility or other forms of financing, as required.

Financing Arrangements

On February 18, 2014, the Company amended and restated its $35.0 million senior secured domestic revolving credit facility (as further amended May 5, 2015, “Amended Credit Facility”) with a financial institution and two additional lenders, increasing the available borrowing from $35 million to $100 million. The Amended Credit Facility is secured by substantially all of the assets of the Company. The maturity date for the Amended Credit Facility is January 31, 2019, at which time amounts outstanding under the Amended Credit Facility are due and payable. The Company entered into this Amended Credit Facility in part to fund a majority of the purchase price of the Industrial Filtration acquisition.

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

The Amended Credit Facility contains a number of affirmative and negative covenants, including financial and operational covenants. The Company is required to meet a minimum interest coverage ratio. The interest coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBIT to Consolidated Interest Charges, both as defined in the Amended Credit Facility, may not be less than 2.0 to 1.0 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined in the Amended Credit Facility, as of the end of each fiscal quarter of no greater than 3.0 to 1.0. The Company must also meet minimum consolidated EBITDA as of the end of each fiscal quarter for the preceding 12 month period of $30.0 million. The Company was in compliance with all covenants at June 30, 2015 and December 31, 2014.

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

Operating Cash Flows

Net cash provided by operating activities in the first six months of 2015 was $4.5 million compared with net cash provided by operating activities of $13.4 million in the first six months of 2014. In the first six months of 2015, net income and non-cash adjustments were $20.4 million compared to $23.0 million in the first six months of 2014. Since December 31, 2014, net operating assets and liabilities increased by $16.0 million, primarily due to increases of $13.7 million in accounts receivable and $7.9 million in inventory and a decrease of $2.8 million in accrued payroll and other compensation, partially offset by increases of $2.0 million in accounts payable and $3.3 million in accrued taxes. The increase in accounts receivable was primarily due to higher net sales in the second quarter of 2015 compared to the fourth quarter of 2014. The increase in inventory of $7.9 million was primarily due to increased production activity prior to seasonal shutdowns and strategic inventory purchases, as well as increases in net tooling inventory in preparation of new part launches. Net operating assets and liabilities in the first six months of 2014 increased $9.6 million, primarily driven by accounts receivable increases of $21.0 million and a reduction in other, net, primarily due to pension plan contributions of $3.4 million, partially offset by lower inventories of $6.9 million and higher accounts payable of $6.5 million. The increase in accounts receivable was primarily due to higher net sales in the second quarter of 2014 compared to the fourth quarter of 2013 across all of the Company's pre-acquisition businesses.

Investing Cash Flows

In the first six months of 2015, net cash provided by investing activities was $16.9 million compared to net cash used for investing activities of $84.8 million in the first six months of 2014. Cash provided by investing activities in the first six months of 2015 was driven by cash proceeds of $28.6 million associated with the sale of the Life Sciences Vital Fluids business, net of transaction expenses. Investing activities in the first six months of 2014 primarily consisted of the cash outflow of $79.2 million to fund the acquisition of the Industrial Filtration business, net of cash acquired of $7.5 million. Capital expenditures were $11.7 million during the first six months of 2015, compared with $5.6 million for the same period of 2014, primarily in our Thermal/Acoustical Fibers and Thermal/Acoustical Metals segments. Capital spending for full-year 2015 is expected to be approximately $20.0 million to $25.0 million.

Financing Cash Flows

In the first six months of 2015, net cash used for financing activities was $7.2 million compared to net cash provided by financing activities in the first six months of 2014 of $60.5 million. The Company acquired $8.5 million and $0.5 million in company stock through its stock repurchase and equity compensation plans during the first six months of 2015 and 2014, respectively. The Company received proceeds of $60.0 million from borrowings under its Amended Credit Facility in the first quarter of 2014 to fund the acquisition of Industrial Filtration. Debt repayments were $0.3 million for each of the first six months of 2015 and 2014. The Company received $1.1 million from the exercise of stock options in the first six months of 2015, compared to $0.8 million in the first six months of 2014.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Footnote 1 of the “Notes to Consolidated Financial Statements” and Critical Accounting Estimates in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the quarter or six months ended June 30, 2015. The Company continues to monitor the recoverability of the long-lived assets at the Company’s DSM Solutech B.V. (“Solutech”) operation as a result of historical operating losses and negative cash flows. Future cash flows are dependent on the success of commercialization efforts of Solutech products by OEMs, the quality of Solutech products and technology advancements and management’s ability to manage costs. In the event that Solutech’s cash flows in the future do not meet current expectations, management, based upon conditions at the time, would consider taking actions as necessary to improve cash flow. A thorough analysis of all the facts and circumstances existing at the time would need to be performed to determine if recording an impairment loss was appropriate.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Lydall’s limited market risk exposures relate to changes in foreign currency exchange rates and interest rates.

Foreign Currency Risk

On February 20, 2014, the Company acquired the Industrial Filtration business from Andrew Industries Limited as discussed in Note 2, "Acquisition and Divestiture," of the unaudited interim condensed consolidated financial statements included in this Quarterly Report on Form 10-Q. The Industrial Filtration business has operations in the United Kingdom and China, in addition to the United States. As a result of this acquisition, and combined with the Company’s other foreign operations, the Company’s financial results are affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets where the Company manufactures and distributes its products. The Company’s currency exposure is to the Euro, the British Pound Sterling, the Japanese Yen, the Chinese Yuan, and the Hong Kong Dollar. The Company’s foreign and domestic operations limit foreign currency exchange transaction risk by completing transactions in local functional currencies, whenever practicable. The Company may periodically enter into foreign currency forward exchange contracts to mitigate exposure to foreign currency volatility. In addition, the Company utilizes bank loans and other debt instruments throughout its operations. To mitigate foreign currency risk, such debt is denominated primarily in the functional currency of the operation maintaining the debt.

The Company also has exposure to fluctuations in currency risk on intercompany loans that the Company makes to certain of its subsidiaries. The Company may periodically enter into foreign currency forward contracts which are intended to offset the impact of foreign currency movements on the underlying intercompany loan obligations.

Interest Rate Risk

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impact interest paid on its debt. In February 2014, the Company borrowed $60.0 million from its Amended Credit Facility to fund the Industrial Filtration acquisition. The Company has debt with variable rates of interest based generally on LIBOR. Increases in interest rates could therefore significantly increase the associated interest payments that the Company is required to make on this debt. From time to time, the Company may enter into interest rate swap agreements to manage interest rate risk. The Company has assessed its exposure to changes in interest rates by analyzing the sensitivity to Lydall’s earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on the $40.0 million outstanding borrowings as of June 30, 2015, the Company’s net income would decrease by an estimated $0.3 million over a twelve-month period.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer (the “CEO”) and the Company's Vice President, Chief Accounting Officer and Treasurer and interim principal financial officer (the "PFO"), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"), and that such information is accumulated and communicated to management of the Company, with the participation of its CEO and PFO, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the CEO and PFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2015 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company conducted an internal investigation utilizing outside counsel. In the course of this internal investigation, the Company has discovered instances of inappropriate conduct by certain German employees of Lydall Gerhardi. The Company has disclosed its findings in an application for leniency submitted to the German Federal Cartel Office on July 22, 2014. The Company is continuing its internal investigation and has taken, and will continue to take, remedial actions.
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

See Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014. The risks described in the Annual Report on Form 10-K, and the “Cautionary Note Concerning Forward-Looking Statements” in this report, are not the only risks faced by the Company. Additional risks and uncertainties not currently known or that are currently judged to be immaterial may also materially affect the Company’s business, financial position, results of operations or cash flows. The following risk factors have been updated from Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014.

If the Company does not retain its key employees, the Company’s ability to execute its business strategy could be adversely affected -The Company’s success, in part, depends on key managerial, engineering, sales and marketing and technical personnel and its ability to continue to attract and retain additional personnel. The loss of certain key personnel could have a material, adverse effect upon the Company’s business and results of operations. Executive Vice President and Chief Financial Officer, Robert K. Julian, resigned from the Company, effective May 1, 2015.  While the Company has initiated a search process for the Chief Financial Officer position, there is risk that the succession and transition process may have a direct or indirect adverse effect on our business, results of operations, and competitive position.  There is no assurance that the Company can retain its key employees or that it can attract competent and effective new or replacement personnel in the future.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

In April 2012, the Company’s Board of Directors approved a Stock Repurchase Program (“Repurchase Program”) to mitigate the potentially dilutive effects of stock options and shares of restricted and unrestricted stock granted by the Company. The Repurchase Program was for up to 1.0 million shares of Common Stock and had no expiration date.

During the three months ended June 30, 2015, 7,876 shares were repurchased under the Repurchase Program and the Company did not acquire any shares through tax withholding in connection with restricted stock grants under the Company's equity compensation plans. As of June 30, 2015, there were no shares remaining available for purchase under the Repurchase Program.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
April 1, 2015 - April 30, 2015	7,876	$31.69	7,876	—
May 1, 2015 - May 31, 2015	—	$—	—	—
June 1, 2015 - June 30, 2015	—	$—	—	—
	7,876	$—	7,876	—

Item 5.	Other Information

Amendment of Bylaws

On July 31, 2015, the Company’s Board of Directors adopted an amendment to the Company’s Bylaws, effective August 1, 2015, to add a new Section 8.07 that provides that, unless the Company consents in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware will be the sole and exclusive forum for (1) any derivative action or proceeding brought on behalf of the Company, (2) any action asserting a claim of breach of a fiduciary duty owed by any director, officer, other employee or stockholder of the Company to the Company or the Company’s stockholders, (3) any action asserting a claim arising pursuant to any provision of the General Corporation Law of the State of Delaware or as to which the General Corporation Law of the State of Delaware confers jurisdiction on the Court of Chancery of the State of Delaware or (4) any action asserting a claim governed by the internal affairs doctrine.

The foregoing summary of the changes to the Bylaws is qualified in its entirety by reference to the complete text of the Bylaws, as revised and restated, a copy of which is attached as Exhibit 3.2 to this Quarterly Report on Form 10-Q and is incorporated by reference herein.

Item 6.	Exhibits

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of the Registrant, as amended through the date of filing of this Quarterly Report on Form 10-Q, filed as Exhibit 3.1 to the Registrant's Quarterly Report dated April 30, 2015 and incorporated herein by reference.

3.2
Bylaws of the Registrant, as amended through the date of filing of this Quarterly Report on Form 10-Q, filed as Exhibit 3.1 to the Registrant's Form 8-K dated August 5, 2015 and incorporated herein by reference.

10.1
Amendment No. 1 to the Amended and Restated Credit Agreement, dated May 5, 2015, by and among Lydall, Inc. as borrower, Bank of America, N.A., as Agent for the Lenders, and the Lenders, filed as Exhibit 99.1 to the Registrant’s Form 8-K dated May 6, 2015 and incorporated herein by reference.

10.2	Employment Agreement with James V. Laughlan dated August 3, 2015, filed as Exhibit 10.1 to the Registrant's Form 8-K dated August 5, 2015 and incorporated herein by reference.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal executive officer, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal financial officer, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

August 10, 2015	By:	/s/ James V. Laughlan

James V. Laughlan Vice President, Chief Accounting Officer and Treasurer (On behalf of the Registrant and as Principal Financial Officer)

LYDALL, INC.
Index to Exhibits

Exhibit Number	Description

3.1
Restated Certificate of Incorporation of the Registrant, as amended through the date of filing of this Quarterly Report on Form 10-Q, filed as Exhibit 3.1 to the Registrant's Quarterly Report dated April 30, 2015 and incorporated herein by reference.

3.2
Bylaws of the Registrant, as amended through the date of filing of this Quarterly Report on Form 10-Q, filed as Exhibit 3.1 to the Registrant's Form 8-K dated August 5, 2015 and incorporated herein by reference.

10.1
Amendment No. 1 to the Amended and Restated Credit Agreement, dated May 5, 2015, by and among Lydall, Inc. as borrower, Bank of America, N.A., as Agent for the Lenders, and the Lenders, filed as Exhibit 99.1 to the Registrant’s Form 8-K dated May 6, 2015 and incorporated herein by reference.

10.2	Employment Agreement with James V. Laughlan dated August 3, 2015, filed as Exhibit 10.1 to the Registrant's Form 8-K dated August 5, 2015 and incorporated herein by reference.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal executive officer, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal financial officer, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document