Form 10-Q
period 2015-09-30
LYDALL INC /DE/
filed 2015-11-03
CIK 60977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $ .01 par value per share.

Total Shares outstanding October 15, 2015	17,041,730

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current assumptions relating to the Company’s business, the economy and future conditions. Forward-looking statements generally can be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “forecasts,” “predicts,” “targets,” “prospects,” “strategy,” “signs” and other words of similar meaning in connection with the discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash and other measures of financial performance. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Forward-looking statements in this Quarterly Report on Form 10-Q include, among others, statements relating to:

•	Overall economic and business conditions and the effects on the Company’s markets;

•	Outlook for the fourth quarter of 2015;

•	Expected vehicle production in the North American, European or Asian markets;

•	Growth opportunities in markets served by the Company;

•	Expected cost savings from synergy programs associated with the Industrial Filtration acquisition;

•	Expected gross margin, operating margin and working capital improvements from the application of Lean Six Sigma;

•	Product development and new business opportunities;

•	Future strategic transactions, including but not limited to: acquisitions, joint ventures, alliances, licensing agreements and divestitures;

•	Pension plan funding requirements;

•	Future cash flow and uses of cash;

•	Future amounts of stock-based compensation expense;

•	Future earnings and other measurements of financial performance;

•	Ability to meet cash operating requirements;

•	Future levels of indebtedness and capital spending;

•	Ability to meet financial covenants in the Company's revolving credit facility;

•	Future impact of the variability of interest rates;

•	Future impact of foreign currency exchange rates;

•	Expected future impact of recently issued accounting pronouncements upon adoption;

•	Future effective income tax rates and realization of deferred tax assets;

•	Estimates of fair values of reporting units and long-lived assets used in assessing goodwill and long-lived assets for possible impairment; and

•	The expected outcomes of legal proceedings and other contingencies.

All forward-looking statements are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements made in this Quarterly Report on Form 10-Q, as well as in press releases and other statements made from time to time by the Company’s authorized officers. Such risks and uncertainties include, among others, worldwide economic cycles that affect the markets which the Company’s businesses serve, which could have an effect on demand for the Company’s products and impact the Company’s profitability; disruptions in the global credit and financial markets, including diminished liquidity and credit availability; swings in consumer confidence and spending; unstable economic growth; volatility in foreign currency exchange rates; raw material pricing and supply issues; fluctuations in unemployment rates; retention of key employees; increases in fuel prices; and outcomes of legal proceedings, claims and investigations, and with respect to possible violations of German anti-trust laws by employees in the Company's German operation; as well as other risks and uncertainties identified in Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q, and Part I, Item 1A - Risk Factors of Lydall’s Annual Report on Form 10-K for the year ended December 31, 2014. The Company does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

	Quarter Ended September 30,
	2015	2014
	(Unaudited)
Net sales	$131,240	$134,227
Cost of sales	99,549	105,663
Gross profit	31,691	28,564
Selling, product development and administrative expenses	16,850	22,785
Operating income	14,841	5,779
Interest expense	187	327
Other income, net	(150)	(508)
Income before income taxes	14,804	5,960
Income tax expense	3,618	1,802
Net income	$11,186	$4,158
Earnings per share:
Basic	$0.67	$0.25
Diluted	$0.66	$0.24
Weighted average number of common shares outstanding:
Basic	16,715	16,684
Diluted	17,028	17,043

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

	Nine Months Ended September 30,

	2015	2014
	(Unaudited)
Net sales	$393,107	$408,246
Cost of sales	299,827	318,830
Gross profit	93,280	89,416
Selling, product development and administrative expenses	51,332	63,438
Operating income	41,948	25,978
Gain on sale of business	(18,647)	—
Interest expense	595	819
Other income, net	(619)	(154)
Income before income taxes	60,619	25,313
Income tax expense	19,679	9,199
Net income	$40,940	$16,114
Earnings per share:
Basic	$2.45	$0.97
Diluted	$2.40	$0.95
Weighted average number of common shares outstanding:
Basic	16,744	16,615
Diluted	17,085	16,967

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(Unaudited)		(Unaudited)
Net income	$11,186	$4,158	$40,940	$16,114
Other comprehensive income:
Foreign currency translation adjustments	(1,318)	(7,840)	(7,305)	(7,843)
Pension liability adjustment, net of tax	136	1,199	410	1,422
Comprehensive income (loss)	$10,004	$(2,483)	$34,045	$9,693

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30, 2015	December 31, 2014
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$80,263	$62,051
Accounts receivable, less allowances (2015 - $1,247; 2014 - $709)	91,754	84,366
Inventories	59,493	51,241
Taxes receivable	1,714	4,539
Prepaid expenses and other current assets	11,104	11,109
Total current assets	244,328	213,306
Property, plant and equipment, at cost	296,955	304,811
Accumulated depreciation	(186,112)	(189,454)
Net, property, plant and equipment	110,843	115,357
Goodwill	16,954	21,943
Other intangible assets, net	7,027	7,841
Other assets, net	4,109	3,323
Total assets	$383,261	$361,770
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$430	$615
Accounts payable	46,702	49,325
Accrued payroll and other compensation	10,794	14,550
Accrued taxes	7,390	1,447
Other accrued liabilities	7,610	7,140
Total current liabilities	72,926	73,077
Long-term debt	40,003	40,315
Deferred tax liabilities	12,299	13,867
Benefit plan liabilities	13,326	19,142
Other long-term liabilities	2,616	2,770

Commitments and Contingencies (Note 13)
Stockholders’ equity:
Preferred stock	—	—
Common stock (Note 6)	246	2,463
Capital in excess of par value	75,106	68,961
Retained earnings	283,039	242,099
Accumulated other comprehensive loss	(31,056)	(24,161)
Treasury stock, at cost	(85,244)	(76,763)
Total stockholders’ equity	242,091	212,599
Total liabilities and stockholders’ equity	$383,261	$361,770

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30,
	2015	2014
	(Unaudited)
Cash flows from operating activities:
Net income	$40,940	$16,114
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of business	(18,647)	—
Depreciation and amortization	12,968	13,177
Inventory step-up amortization	—	2,053
Deferred income taxes	(867)	(4,358)
Stock based compensation	2,283	2,023
Pension settlement charge	—	4,870
Loss on disposition of property, plant and equipment	273	73
Changes in operating assets and liabilities:
Accounts receivable	(11,649)	(13,184)
Inventories	(11,817)	7,385
Accounts payable	2,511	1,065
Accrued payroll and other compensation	(2,962)	1,469
Accrued taxes	5,987	1,763
Benefit plan liabilities	(5,710)	(3,950)
Other, net	1,587	1,999
Net cash provided by operating activities	14,897	30,499
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(79,407)
Proceeds from the sale of business, net	28,550	—
Capital expenditures	(15,460)	(8,641)
Acquisition earn out payments	—	(113)
Net cash provided by (used for) investing activities	13,090	(88,161)
Cash flows from financing activities:
Proceeds from borrowings	—	60,000
Debt repayments	(428)	(491)
Common stock issued	1,211	1,566
Common stock repurchased	(8,481)	(504)
Excess tax benefit on stock awards	522	956
Net cash (used for) provided by financing activities	(7,176)	61,527
Effect of exchange rate changes on cash	(2,599)	(2,705)
Increase in cash and cash equivalents	18,212	1,160
Cash and cash equivalents at beginning of period	62,051	75,407
Cash and cash equivalents at end of period	$80,263	$76,567

Non-cash capital expenditures of $2.4 million and $2.6 million, respectively, were included in accounts payable at September 30, 2015 and 2014.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory” (Topic 330): Simplifying the Measurement of Inventory." This ASU requires an entity to measure inventory at the lower of cost and net realizable value. Net realizable value is the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. Subsequent measurement is unchanged for inventory measured using last-in, first-out (“LIFO”) or the retail inventory method. This ASU is effective for fiscal years beginning after December 15, 2016. Early adoption is permitted. This ASU is not expected to have an impact on the Company’s consolidated financial statements and disclosures.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers” (Topic 606). This ASU provides guidance for revenue recognition and affects any entity that either enters into contracts with customers to transfer goods or services or enters into contracts for the transfer of nonfinancial assets and supersedes the revenue recognition requirements in Topic 605, “Revenue Recognition,” and most industry specific guidance. The standard’s core principle is the recognition of revenue when a company transfers promised goods or services to customers in an amount that reflects the consideration to which the company expects to be entitled in exchange for those goods or services. In doing so, companies will need to use more judgment and make more estimates than under the current guidance. These may include identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers" (Topic 606): Deferral of the Effective Date, which deferred the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal years beginning after December 15, 2016. The Company is currently evaluating the method and impact the adoption of ASU 2014-09 will have on the Company’s consolidated financial statements and disclosures.

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

The following table reflects the unaudited pro forma operating results of the Company for the quarter and nine months ended September 30, 2014, which give effect to the acquisition of Industrial Filtration as if it had occurred on January 1, 2013. The pro forma information includes the historical financial results of the Company and Industrial Filtration. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective January 1, 2013, nor are they intended to be indicative of results that may occur in the future. The pro forma information does not include the effects of any synergies related to the acquisition.

	(Unaudited Pro Forma)	(Unaudited Pro Forma)
	Quarter Ended September 30,	Nine Months Ended September 30,
In thousands	2014	2014
Net Sales	$134,227	$425,762
Net Income	$4,414	$20,569

Earnings per share:
Basic	$0.26	$1.24
Diluted	$0.26	$1.21

Pro forma earnings during the quarter ended September 30, 2014 were adjusted to exclude non-recurring items such as expense related to the fair value adjustment to inventory of $0.2 million. No amount was included in the pro forma earnings during the three months ended September 30, 2014 related to inventory fair value adjustments which would have been recognized in cost of sales as the corresponding inventory would have been completely sold during 2013.

Pro forma earnings during the nine months ended September 30, 2014 were adjusted to exclude non-recurring items such as acquisition-related costs of $2.6 million and expense related to the fair value adjustment to inventory of $2.1 million, and to include additional amortization of the acquired Industrial Filtration intangible assets recognized at fair value in purchase accounting as well as additional interest expense associated with borrowings under the Company’s Amended Credit Facility. No amount was included in the pro forma earnings during the nine months ended September 30, 2014 related to inventory fair value adjustments, which would have been recognized in cost of sales as the corresponding inventory would have been completely sold during 2013.

3. Inventories

Inventories as of September 30, 2015 and December 31, 2014 were as follows:

In thousands	September 30, 2015	December 31, 2014
Raw materials	$25,324	$21,248
Work in process	19,321	15,753
Finished goods	16,101	15,348
	60,746	52,349
Less: Progress billings	(1,253)	(1,108)
Total inventories	$59,493	$51,241

Included in work in process is gross tooling inventory of $12.6 million and $9.9 million at September 30, 2015 and December 31, 2014, respectively. Tooling inventory, net of progress billings, was $11.3 million and $8.8 million at September 30, 2015 and December 31, 2014, respectively.

4. Goodwill and Other Intangible Assets

Goodwill:

The Company tests its goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value may exceed its fair value.

The changes in the carrying amount of goodwill by segment as of and for the nine months ended September 30, 2015 were as follows:

	December 31, 2014	Currency translation adjustments	Other Activity	September 30, 2015
In thousands
Performance Materials	$13,340	$(329)	$—	$13,011
Industrial Filtration	3,943	—	—	3,943
Other Products and Services	4,660	—	(4,660)	—
Total goodwill	$21,943	$(329)	$(4,660)	$16,954

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

Other Intangible Assets:

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other intangible assets, net” in the Condensed Consolidated Balance Sheets as of September 30, 2015 and December 31, 2014:

	September 30, 2015		December 31, 2014
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
License agreements	$783	$(783)	$818	$(818)
Technology	2,500	(268)	2,500	(143)
Customer Relationships	2,442	(360)	2,477	(195)
Patents	5,627	(3,279)	6,037	(3,274)
Other	620	(255)	691	(252)
Total amortized intangible assets	$11,972	$(4,945)	$12,523	$(4,682)

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

The Amended Credit Facility contains a number of affirmative and negative covenants, including financial and operational covenants. The Company is required to meet a minimum interest coverage ratio. The interest coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBIT to Consolidated Interest Charges, both as defined in the Amended Credit Facility, may not be less than 2.0 to 1.0 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined in the Amended Credit Facility, as of the end of each fiscal quarter of no greater than 3.0 to 1.0. The Company must also meet minimum consolidated EBITDA as of the end of each fiscal quarter for the preceding 12 month period of $30.0 million. The Company was in compliance with all covenants at September 30, 2015 and December 31, 2014.

Interest is charged on borrowings at the Company’s option of either: (i) Base Rate plus the Applicable Rate, or (ii) the Eurodollar Rate plus the Applicable Rate. The Base Rate is a fluctuating rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by Bank of America, and (c) the Eurocurrency Rate plus 1.00%. The Eurocurrency Rate means (i) if denominated in LIBOR quoted currency, a fluctuating LIBOR per annum rate equal to the London Interbank Offered Rate; (ii) if denominated in Canadian Dollars, the rate per annum equal to the Canadian Dealer Offered Rate; or (iii) the rate per annum as designated with respect to such alternative currency at the time such alternative currency is approved by the Lenders. The Applicable Rate is determined based on the Company’s Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). The Applicable Rate added to the Base Rate Committed Loans ranges from 15 basis points to 100 basis points, and the Applicable Rate added to Eurocurrency Rate Committed Loans and Letters of Credit ranges from 75 basis points to 175 basis points. The Company pays a quarterly fee ranging from 20 basis points to 30 basis points on the unused portion of the $100 million available under the Amended

Credit Agreement. At September 30, 2015, the Company had borrowing availability of $58.1 million under the Amended Credit Facility net of standby letters of credit outstanding of $1.9 million.

The Company has a capital lease agreement for the land and building at the St. Nazaire, France operating facility, included in the Thermal/Acoustical Metals segment, requiring monthly principal and interest payments through 2016. The capital lease provides an option for the Company to purchase the land and building at the end of the lease for a nominal amount.

Total outstanding debt consists of:

			September 30,	December 31,
In thousands	Effective Rate	Maturity	2015	2014
Revolver Loan, due January 31, 2019	1.19%	2019	$40,000	$40,000
Capital Lease, land and building, St. Nazaire, France	5.44%	2016	421	893
Capital Lease, manufacturing equipment, Hamptonville, North Carolina	5.00%	2017	12	37
			40,433	40,930
Less portion due within one year			(430)	(615)
Total long-term debt			$40,003	$40,315

The carrying value of the Company’s Amended Credit Facility approximates fair value given the variable rate nature of the debt. As such this debt would be classified as a Level 2 liability within the fair value hierarchy.

The weighted average interest rate on long-term debt was 1.3% for the nine months ended September 30, 2015 and 1.5% for the year ended December 31, 2014.

6. Capital Stock

At the 2015 Annual Meeting of Shareholders in April 2015, the Company's shareholders approved an amendment to the Company's Restated Articles of Incorporation as detailed below:

Preferred Stock — The Company decreased the par value of its preferred stock from $1.00 to $0.01. None of the 500,000 authorized shares have been issued.

Common Stock — The Company decreased the per share par value of its common stock from $0.10 to $0.01. During the second quarter of 2015, the Company reclassified approximately $2.2 million from common stock to capital in excess of par value as a result of the change in par value.

7. Equity Compensation Plans

As of September 30, 2015, the Company’s equity compensation plans consisted of the 2003 Stock Incentive Compensation Plan (the “2003 Plan”) and the 2012 Stock Incentive Plan (the “2012 Plan” and together with the 2003 Plan, the “Plans”) under which incentive and non-qualified stock options and time and performance based restricted shares have been granted to employees and directors from authorized but unissued shares of common stock or treasury shares. The 2003 Plan is not active, but continues to govern all outstanding awards granted under the plan until the awards themselves are exercised or terminate in accordance with their terms. The 2012 Plan, approved by shareholders on April 27, 2012, authorizes 1.75 million shares of common stock for awards. The 2012 Plan also authorizes an additional 1.2 million shares of common stock to the extent awards granted under prior stock plans that were outstanding as of April 27, 2012 are forfeited. The 2012 Plan provides for the following types of awards: options, restricted stock, restricted stock units and other stock-based awards.

The Company incurred equity compensation expense of $0.8 million and $0.7 million for the quarters ended September 30, 2015 and September 30, 2014, respectively, and $2.3 million and $2.0 million for the nine months ended September 30, 2015 and September 30, 2014, respectively, for the Plans, including restricted stock awards. No equity compensation costs were capitalized as part of inventory.

Stock Options

The following table is a summary of outstanding and exercisable options as of September 30, 2015:

In thousands except per share amounts and years	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2015	419	$15.37	6.3	$5,496
Exercisable at September 30, 2015	211	$9.98	4.3	$3,897
Expected to Vest at September 30, 2015	196	$20.79	8.2	$1,509

There were no stock options granted and 16,275 stock options exercised during the quarter ended September 30, 2015 and no stock options granted and 118,321 stock options exercised during the nine months ended September 30, 2015. The amount of cash received from the exercise of stock options was $0.1 million during the quarter ended September 30, 2015 and $1.2 million during the nine months ended September 30, 2015. The intrinsic value of stock options exercised was $0.3 million with a tax benefit of $0.1 million during the quarter ended September 30, 2015 and the intrinsic value of stock options exercised was $2.3 million with a tax benefit of $0.7 million during the nine months ended September 30, 2015. There were no stock options granted and 92,050 stock options exercised during the quarter ended September 30, 2014 and no stock options granted and 183,267 stock options exercised during the nine months ended September 30, 2014. The amount of cash received from the exercise of stock options was $0.7 million during the quarter ended September 30, 2014 and $1.6 million during the nine months ended September 30, 2014. The intrinsic value of stock options exercised was $1.9 million with a tax benefit of $0.6 million during the quarter ended September 30, 2014 and the intrinsic value of stock options exercised was $3.2 million with a tax benefit of $1.1 million during the nine months ended September 30, 2014. At September 30, 2015, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.0 million, with a weighted average expected amortization period of 2.6 years.

Restricted Stock

Restricted stock includes both performance-based and time-based awards. There were 18,000 time-based and no performance-based restricted shares granted during the quarter and nine months ended September 30, 2015. There were no performance-based shares that vested during the quarter and nine months ended September 30, 2015. There were 14,071 time-based shares that vested during the nine months ended September 30, 2015. There were 28,769 time-based restricted shares granted during the nine months ended September 30, 2014. There were 138,000 performance-based restricted shares granted during the nine months ended September 30, 2014, which have a 2016 earnings per share target. During the nine months ended September 30 2014, there were 64,200 performance-based shares that vested in accordance with Plan provisions. There were 6,750 time-based restricted shares that vested during the nine months ended September 30, 2014. At September 30, 2015, there were 316,508 unvested restricted stock awards with total unrecognized compensation cost related to these awards of $3.1 million with a weighted average expected amortization period of 1.8 years. Compensation expense for performance based awards is recorded based on management’s assessment of the probability of achieving the performance goals and service period.

8. Stock Repurchases

In April 2012, the Company’s Board of Directors approved a stock repurchase program ("Repurchase Program”), which authorized the Company to repurchase up to 1.0 million shares of its common stock. The Company repurchased 267,089 shares of its common stock at an average price of $31.18 per share for an aggregate purchase price of approximately $8.3 million during the nine months ended September 30, 2015 under the Repurchase Program. As of September 30, 2015, there were no shares remaining and authorized for repurchase under the Repurchase Program. Since inception, the Company paid an average price of $18.20 per share for an aggregate purchase price of approximately $18.2 million for the repurchase of all 1.0 million shares under the Repurchase Program.

During the nine months ended September 30, 2015, the Company purchased 4,917 shares of common stock valued at $0.2 million, through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, which allow the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due.

9. Employer Sponsored Benefit Plans

As of September 30, 2015, the Company maintains a defined benefit pension plan that covers certain domestic Lydall employees (“domestic pension plan”) that is closed to new employees and benefits are no longer accruing. The domestic pension plan is noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in the plan. The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes.

The Company expects to contribute approximately $5.9 million in cash to its domestic pension plan in 2015. Contributions of $5.3 million were made during the third quarter of 2015 and $5.6 million were made for the nine months ended September 30, 2015. Contributions of $0.4 million were made during the third quarter of 2014 and $3.8 million were made for the nine months ended September 30, 2014.

The following is a summary of the components of net periodic benefit cost, which is recorded primarily within selling, product development and administrative expenses, for the domestic pension plan for the quarters and nine months ended September 30, 2015 and 2014:

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2015	2014	2015	2014
Components of net periodic benefit cost
Interest cost	$517	$509	$1,550	$1,840
Expected return on assets	(590)	(605)	(1,770)	(2,192)
Amortization of actuarial loss	224	182	673	542
Pension settlement cost	—	4,870	—	4,870
Net periodic benefit cost	$151	$4,956	$453	$5,060

10. Income Taxes

The Company’s effective tax rate was 24.4% and 30.2% for the quarters ended September 30, 2015 and 2014, respectively, and 32.5% and 36.3% for the nine months ended September 30, 2015 and 2014, respectively.  The difference in the Company's effective tax rate for the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014 was due to discrete tax benefits of approximately $1.2 million primarily related to research and development tax credits and the release of reserves for previously uncertain tax positions related to tax years that have statutorily closed.  The Company's effective tax rate for the nine months ended September 30, 2014 was negatively impacted by discrete income tax charges of approximately $1.0 million primarily for non-deductible transaction related expenses associated with the acquisition of the Industrial Filtration business.
The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, France, Germany, China, the United Kingdom and the Netherlands. With few exceptions, the Company is no longer subject to U.S. federal examinations for years before 2012, state and local examinations for years before 2002, and non-U.S. income tax examinations for years before 2003.
The Company’s effective tax rates in future periods could be affected by earnings being lower or higher than anticipated in countries where tax rates differ from the United States federal rate, the relative impact of permanent tax adjustments on higher or lower earnings from domestic operations, changes in net deferred tax asset valuation allowances, the impact of the completion of acquisitions or divestitures, changes in tax rates or tax laws and the completion of tax projects and audits.
11. Earnings Per Share

For the quarters and nine months ended September 30, 2015 and 2014, basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method as long as their effect is not antidilutive.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2015	2014	2015	2014
Basic average common shares outstanding	16,715	16,684	16,744	16,615
Effect of dilutive options and restricted stock awards	313	359	341	352
Diluted average common shares outstanding	17,028	17,043	17,085	16,967

For the quarter ended September 30, 2015, stock options for 0.1 million shares of common stock, were not considered in computing diluted earnings per common share because they were antidilutive. For the quarter ended September 30, 2014, there were minimal stock options that were not considered in computing diluted earnings per common share.

For the nine months ended September 30, 2015 and 2014, stock options for 0.1 million shares of common stock, were not considered in computing diluted earnings per common share because they were antidilutive.

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

Industrial Filtration Segment

The Industrial Filtration segment includes non-woven felt media and filter bags used primarily in industrial air and liquid filtration applications. Non-woven filter media is the most commonly used filter technology to satisfy increasing emission control regulations in a wide range of industries, including power, cement, steel, asphalt, incineration, mining, food, and pharmaceutical. The business also produces non-woven rolled good media that is used in automotive and other commercial applications.

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

The tables below present net sales and operating income by segment for the quarters and nine months ended September 30, 2015 and 2014, and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

Consolidated net sales by segment:

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2015	2014	(2) 2015	(3) 2014
Performance Materials Segment:
Filtration	$16,597	$17,911	$48,140	$55,330
Thermal Insulation	6,921	7,525	21,445	24,046
Life Sciences Filtration	2,924	3,190	7,947	9,355
Performance Materials Segment net sales	26,442	28,626	77,532	88,731

Industrial Filtration Segment:
Industrial Filtration (1)	34,155	30,553	104,257	82,344
Industrial Filtration net sales	34,155	30,553	104,257	82,344

Thermal/Acoustical Metals Segment:
Metal parts	35,354	35,165	106,735	110,891
Tooling	4,587	4,835	12,753	14,904
Thermal/Acoustical Metals Segment net sales	39,941	40,000	119,488	125,795

Thermal/Acoustical Fibers Segment:
Fiber parts	35,042	30,807	100,740	95,791
Tooling	639	206	1,528	4,043
Thermal/Acoustical Fibers Segment net sales	35,681	31,013	102,268	99,834

Other Products and Services:
Life Sciences Vital Fluids	—	5,164	1,671	14,752
Other Products and Services net sales	—	5,164	1,671	14,752
Eliminations and Other (1)	(4,979)	(1,129)	(12,109)	(3,210)
Consolidated Net Sales	$131,240	$134,227	$393,107	$408,246

Operating income by segment:

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2015	2014	(2) 2015	(3) 2014
Performance Materials	$2,500	$2,272	$6,071	$7,701
Industrial Filtration	3,352	1,833	11,058	4,817
Thermal/Acoustical Metals	3,889	4,267	12,323	10,484
Thermal/Acoustical Fibers	10,082	6,911	27,719	23,531
Other Products and Services	—	537	118	1,243
Corporate Office Expenses	(4,982)	(10,041)	(15,341)	(21,798)
Consolidated Operating Income	$14,841	$5,779	$41,948	$25,978

(1)
Included in the Industrial Filtration segment and Eliminations and Other is $4.1 million and $9.5 million, respectively, in intercompany sales to the T/A Fibers segment for the quarter and nine months ended September 30, 2015.

(2)	Other Products and Services reports results for the period preceding the date of disposition of January 30, 2015.

(3)	Industrial Filtration segment reports results for the period following the date of acquisition of February 20, 2014 through September 30, 2014.

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
14. Changes in Accumulated Other Comprehensive Income (Loss)

The following table discloses the changes by classification within accumulated other comprehensive income (loss) for the periods ended September 30, 2015 and 2014:

In thousands	Foreign Currency Translation Adjustment	Defined Benefit Pension Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2013	$6,128	$(14,972)	$(8,844)
Other Comprehensive loss	(7,843)	—	(7,843)
Amounts reclassified from accumulated other comprehensive income (a)	—	1,422	1,422
Balance at September 30, 2014	(1,715)	(13,550)	(15,265)
Balance at December 31, 2014	(6,586)	(17,575)	(24,161)
Other Comprehensive loss	(7,305)	—	(7,305)
Amounts reclassified from accumulated other comprehensive income (a)	—	410	410
Balance at September 30, 2015	$(13,891)	$(17,165)	$(31,056)

(a)
Amount represents amortization of actuarial losses, a component of net periodic benefit cost. This amount was $0.4 million, net of $0.3 million tax benefit, and $1.4 million, net of a $0.9 million tax benefit, for the nine months ended September 30, 2015 and 2014, respectively. For the quarters ended September 30, 2015 and 2014, this amount was $0.1 million, net of $0.1 million tax benefit, and $1.2 million, net of a $0.7 million tax benefit, respectively.

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

On January 30, 2015, the Company sold all of the outstanding shares of common stock of its Life Sciences Vital Fluids business, reported as Other Products and Services, for a cash purchase price of $30.1 million (including a post-closing adjustment). The disposition was completed pursuant to a Stock Purchase and Sale Agreement, dated January 30, 2015, by and among the Company, and the buyer. As a result, the consolidated financial results for the nine months ended September 30, 2015 do not reflect a full nine months of the Life Sciences Vital Fluids business. The Company recognized a pre-tax gain on the sale of $18.6 million, reported as non-operating income in the first quarter of 2015. Net of income taxes, the Company reported a gain on sale of $11.8 million.

Lydall principally conducts its business through four reportable segments: Performance Materials, Industrial Filtration, Thermal/Acoustical Metals and Thermal/Acoustical Fibers, with sales globally. The Performance Materials segment includes filtration media solutions for air, fluid power, and industrial applications (“Filtration”), air and liquid life science applications (“Life Sciences Filtration”), and thermal insulation solutions for building products, appliances, and energy and industrial markets (“Thermal Insulation”). The Industrial Filtration segment includes non-woven felt filtration media and filter bags used primarily in industrial air filtration applications as well as automotive rolled-good material for use in the Thermal/Acoustical Fibers segment manufacturing process. Non-woven filter media is used to satisfy increasing emission control regulations in a wide range of industries, including power, cement, steel, asphalt, incineration, food, and pharmaceutical. The Thermal/Acoustical Metals (“T/A Metals”) segment and Thermal/Acoustical Fibers (“T/A Fibers”) segment offer innovative engineered products to assist in noise and heat abatement within the transportation sector.

Third Quarter 2015 Highlights

Below are financial highlights comparing Lydall’s quarter ended September 30, 2015 (“Q3 2015”) results to its quarter ended September 30, 2014 (“Q3 2014”) results:

•
Net sales were $131.2 million in the current quarter, compared to $134.2 million in Q3 2014, a decrease of $3.0 million, or 2.2%. The change in consolidated net sales is summarized in the following table.

Components	Change in Net Sales	Percent Change
Volume and pricing change	7,963	5.9%
Change in tooling sales	657	0.5%
Divestiture of Life Sciences Vital Fluids (January 30, 2015)	(5,164)	(3.8)%
Foreign currency translation	(6,443)	(4.8)%
Total	$(2,987)	(2.2)%

•
Gross margin increased 280 basis points to 24.1%, compared to 21.3% in Q3 2014. Gross margin improved in the T/A Fibers, Industrial Filtration, and Performance Materials segments impacting consolidated gross margin by approximately

160, 50, and 30 basis points, respectively, primarily from lower raw material costs and other lean initiatives to reduce costs. Lower T/A Metals segment gross margins had minimal impact on consolidated gross margin.

•	Operating income was $14.8 million, or 11.3% of net sales, compared to $5.8 million, or 4.3% of net sales, in Q3 2014;

-	Operating income and operating margin were positively impacted by improved gross margin compared to Q3 2014, principally led by the T/A Fibers segment;
-	Operating income in Q3 2015 was negatively impacted by foreign currency translation of $0.5 million ($0.02 per diluted share);
-
Operating income from the Life Sciences Vital Fluids business, (reported as Other Products and Services) was $0.5 million ($0.02 per diluted share) in Q3 2014, which was divested in the first quarter of 2015; and

-
Operating income in Q3 2014 was negatively impacted by a $4.9 million pension settlement ($0.18 per diluted share) and by purchase accounting adjustments of $0.2 million ($0.01 per diluted share) associated with the Industrial Filtration acquisition.

•
Effective tax rate was 24.4% compared to 30.2% in Q3 2014. The Company reported discrete tax benefits of approximately $1.2 million in Q3 2015 primarily due to research and development tax credits and the release of reserves for previously uncertain tax positions related to tax years that have statutorily closed.

•	Net income was $11.2 million, or $0.66 per diluted share, in Q3 2015, compared to $4.2 million, or $0.24 per diluted share, in Q3 2014.

Other Matter

The Company disclosed in its second quarter 2015 Form 10-Q that it was investigating alleged inaccuracies in the timing of revenue recognition in its Industrial Filtration business (“Industrial Filtration”) in China, which was acquired on February 20, 2014. The Company completed an internal investigation and determined that the inaccuracies in timing of revenue recognition at its Industrial Filtration business in China did not have a material impact on the Company’s consolidated financial statements or the Industrial Filtration segment information for the quarter ended June 30, 2015 or any prior quarterly periods or for the year ended December 31, 2014.

Liquidity

Cash balance was $80.3 million at September 30, 2015 compared to $62.1 million at December 31, 2014. The Company’s consolidated leverage ratio was approximately 0.6 at September 30, 2015 (as defined in the Amended Credit Facility), significantly below a maximum permitted ratio of 3.0. As of September 30, 2015, the Company had borrowing availability of $58.1 million under the Amended Credit Facility, net of standby letters of credit outstanding of $1.9 million.

Outlook

Looking forward to the remainder of 2015, the Company expects to close out the year with another solid quarter, with anticipated sales and earnings growth compared to the final quarter of 2014. Demand for the Company's automotive products in the Fibers and Metals segments continues to be strong in both North America and Europe. The Company is seeing stable global order activity in the Industrial Filtration segment, and expects market conditions affecting the Company's Performance Materials segment to be consistent with recent periods.

Results of Operations

All of the following tabular comparisons, unless otherwise indicated, are for the quarters ended September 30, 2015 (Q3-15) and September 30, 2014 (Q3-14) and for the nine months ended September 30, 2015 (YTD -15) and September 30, 2014 (YTD-14).

Net Sales

	Quarter Ended			Nine Months Ended
In thousands	Q3-15	Q3-14	Percent Change	YTD-15	YTD-14	Percent Change
Net sales	$131,240	$134,227	(2.2)%	$393,107	$408,246	(3.7)%

Net sales for the third quarter ended September 30, 2015 decreased by $3.0 million, or 2.2%, compared to the third quarter ended September 30, 2014. Foreign currency translation had a negative impact of $6.4 million, or 4.8%, on consolidated net sales in the third quarter of 2015 compared to the third quarter of 2014. Net sales from the divested Life Sciences Vital Fluids business decreased by $5.2 million in the third quarter of 2015 compared to the third quarter of 2014 as the business was sold on January 30, 2015. The Industrial Filtration segment reported growth in net sales of $3.6 million, or 11.8%, in the third quarter of 2015 compared to the third quarter of 2014, including the negative impact of foreign currency translation of $0.7 million, or 2.2%. The T/A Fibers segment reported growth in net sales of $4.7 million, or 15.1%, in the third quarter of 2015 compared to the third quarter of 2014, while T/A Metals segment net sales were flat in the third quarter of 2015 compared to the third quarter of 2014, including the negative impact of foreign currency translation of $4.0 million, or 10.0%. The Performance Materials segment reported lower net sales of $2.2 million, or 7.6%, in the third quarter of 2015 compared to the third quarter of 2014. The lower net sales were primarily due to the negative impact of foreign currency translation of $1.8 million, or 6.3%, and partially due to lower demand for thermal insulation products.

Net sales for the nine months ended September 30, 2015 decreased by $15.1 million, or 3.7%, compared to the nine months ended September 30, 2014. Foreign currency translation had a negative impact of $21.8 million, or 5.3%, on consolidated net sales in the first nine months of 2015 compared to the first nine months of 2014. Net sales from the divested Life Sciences Vital Fluids business decreased by $13.1 million, in the first nine months of 2015 compared to the first nine months of 2014, as the business was sold on January 30, 2015. The Industrial Filtration segment reported growth in net sales of $21.9 million, or 26.6%, in the first nine months of 2015 compared to the first nine months of 2014, as the Industrial Filtration business was acquired on February 20, 2014. This increase in the Industrial Filtration segment net sales also includes the negative impact of foreign currency translation of $1.7 million, or 2.0%. The T/A Fibers segment parts net sales increased $4.9 million, or 5.2%, in the first nine months of 2015 compared to the first nine months of 2014, and tooling sales decreased $2.5 million in the first nine months of 2015 compared to the first nine months of 2014 due to the timing of new product launches. The T/A Metals segment parts net sales decreased $4.2 million, or 3.7% in the first nine months of 2015 compared to the first nine months of 2014, including the negative impact of foreign currency translation of $12.3 million, or 11.1%, and tooling sales decreased $2.2 million in the first nine months of 2015 compared to the first nine months of 2014, including the negative impact of foreign currency translation of $2.0 million. The Performance Materials segment net sales decreased by $11.2 million, or 12.6%, in the first nine months of 2015 compared to the first nine months of 2014, including the negative impact of foreign currency translation of $5.8 million, or 6.5%.

Gross Profit

	Quarter Ended			Nine Months Ended
In thousands	Q3-15	Q3-14	Percent Change	YTD-15	YTD-14	Percent Change
Gross profit	$31,691	$28,564	10.9%	$93,280	$89,416	4.3%
Gross margin	24.1%	21.3%		23.7%	21.9%

Gross margin for the third quarter of 2015 was 24.1% compared to 21.3% in the third quarter of 2014. Improved gross margin in the T/A Fibers segment, as a result of lower material costs, favorable mix of product sales, improved absorption of fixed costs and labor efficiencies, favorably impacted consolidated gross margin by approximately 160 basis points. Gross margin improved in the Industrial Filtration segment in the third quarter of 2015 due to favorable product mix and lower material costs favorably impacting consolidated gross margin by approximately 50 basis points. Improved gross margin in the Performance Materials segment, as a result of labor efficiencies and favorable mix of product sales, favorably impacted consolidated gross margin by approximately 30 basis points. The Life Sciences Vital Fluids business, which was sold in the first quarter of 2015, negatively impacted consolidated gross margin by approximately 30 basis points in the third quarter of 2015 compared to the third quarter of 2014.

Gross margin for the nine months ended September 30, 2015 was 23.7% compared to 21.9% for the first nine months of 2014. Improved gross margin in the T/A Fibers segment was a result of lower raw material costs, a favorable mix of product sales and labor efficiencies, which favorably impacted consolidated gross margin by approximately 100 basis points. Gross margin improved in the Industrial Filtration segment for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, impacting consolidated gross margin by approximately 70 basis points. This increase in Industrial Filtration gross margin was primarily due to the negative impact of a $2.1 million, or 50 basis points, purchase accounting adjustment in cost of sales relating to inventory step-up associated with the 2014 Industrial Filtration acquisition in the nine months ended September 30, 2014. The Life Sciences Vital Fluids business, which was sold in the first quarter of 2015, negatively impacted consolidated gross margin by approximately 30 basis points in first nine months of 2015 compared to the first nine months of 2014.

Selling, Product Development and Administrative Expenses

	Quarter Ended			Nine Months Ended
In thousands	Q3-15	Q3-14	Percent Change	YTD-15	YTD-14	Percent Change
Selling, product development and administrative expenses	$16,850	$22,785	(26.0)%	$51,332	$63,438	(19.1)%
Percentage of sales	12.8%	17.0%		13.1%	15.5%

Selling, product development and administrative expenses for the quarter ended September 30, 2015 decreased by $5.9 million compared to the quarter ended September 30, 2014. This decrease was primarily due to a non-cash pension plan settlement charge of $4.9 million in the third quarter of 2014 associated with a voluntary one-time lump sum payment option elected by certain former U.S. employees under the Company's domestic defined benefit pension plan. Additionally, employee benefit costs and accrued incentive compensation decreased by $0.4 million and $0.3 million, respectively, in the third quarter of 2015 compared to the third quarter of 2014. Selling, product development and administrative expenses also decreased by $1.1 million as a result of the sale of the Life Sciences Vital Fluids business on January 30, 2015. These decreases were offset by higher recruiting costs of $0.2 million, professional service costs of $0.2 million, and increases in other selling and administrative costs of $0.4 million.

Selling, product development and administrative expenses for the nine months ended September 30, 2015 decreased by $12.1 million compared to the nine months ended September 30, 2014. This decrease was due in part to a non-cash pension plan settlement charge of $4.9 million in the third quarter of 2014. Additionally, sales commission expense for the nine months ended September 30, 2015 decreased by $3.5 million compared to the nine months ended September 30, 2014, primarily related to a $2.9 million commission settlement within the T/A Metals segment as the Company terminated a long-standing third party commercial sales agreement in the second quarter of 2014. Also contributing to the decreased expenses were transaction related costs of $2.6 million incurred in the nine months ended September 30, 2014 related to the Industrial Filtration acquisition and decreased accrued incentive compensation expenses of $1.0 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. Selling, product development and administrative expenses also decreased $3.0 million as a result of the sale of the Life Sciences Vital Fluids business on January 30, 2015. These decreased costs were partially offset by higher employee benefit costs of $0.5 million primarily related to healthcare, increased salaries of $0.3 million, and higher other administrative costs of $0.5 million for the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014. The Industrial Filtration segment selling, product development and administrative costs increased $1.6 million in the nine months ended September 30, 2015 compared to the nine months ended September 30, 2014, primarily due to the inclusion of this business for a full nine months in 2015 compared to 2014, as the Industrial Filtration business was acquired on February 20, 2014.

 Interest Expense

	Quarter Ended			Nine Months Ended
In thousands	Q3-15	Q3-14	Percent Change	YTD-15	YTD-14	Percent Change
Interest expense	$187	$327	(42.8)%	$595	$819	(27.4)%
Weighted average interest rate	1.2%	1.5%		1.3%	1.5%

The decrease in interest expense for the quarter and nine months ended September 30, 2015, compared to the same periods of 2014, was due to lower average borrowings outstanding under the Company’s Amended Credit Facility and lower borrowing rates compared to the third quarter and nine months ended September 30, 2014. Borrowings under the Company's Amended Credit Facility are associated with the acquisition of Industrial Filtration on February 20, 2014.

Gain on Sale of Business

	Quarter Ended			Nine Months Ended
In thousands	Q3-15	Q3-14	Dollar Change	YTD-15	YTD-14	Dollar Change
Gain on sale of business	$—	$—	—	$(18,647)	$—	(18,647)

On January 30, 2015, the Company sold all of the outstanding shares of common stock of its Life Sciences Vital Fluids business, reported as Other Products and Services, for a cash purchase price of $30.1 million (including a post-closing adjustment of $0.2 million). The disposition was completed pursuant to a Stock Purchase and Sale Agreement, dated January 30, 2015, by and among the Company, and the buyer. The Company recognized a pre-tax gain on the sale of $18.6 million, reported as non-operating income in the first quarter of 2015 and for the nine months ended September 30, 2015. Net of income taxes, the Company reported a gain on sale of $11.8 million.

Other Income/Expense, net

	Quarter Ended			Nine Months Ended
In thousands	Q3-15	Q3-14	Dollar Change	YTD-15	YTD-14	Dollar Change
Other income, net	$(150)	$(508)	358	$(619)	$(154)	(465)

The decrease in other income, net, for the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014 was primarily related to lower foreign currency transaction gains associated with intercompany loans and trade payables and receivables denominated in currencies other than the functional currencies of the Company's subsidiaries.

The increase in other income, net, for the nine months ended September 30, 2015 compared to the same period of 2014 was primarily related to foreign currency transaction gains associated with intercompany trade payables and receivables denominated in currencies other than the functional currencies of the Company's subsidiaries.

Income Taxes

The Company’s effective tax rate was 24.4% and 30.2% for the quarters ended September 30, 2015 and 2014, respectively, and 32.5% and 36.3% for the nine months ended September 30, 2015 and 2014, respectively.  The difference in the Company's effective tax rate for the quarter ended September 30, 2015 compared to the quarter ended September 30, 2014 was due to discrete tax benefits of approximately $1.2 million primarily related to research and development tax credits and the release of reserves for uncertain tax positions related to tax years that have statutorily closed.  The Company's effective tax rate for the nine months ended September 30, 2014 was negatively impacted by discrete income tax charges of approximately $1.0 million primarily for non-deductible transaction related expenses associated with the acquisition of the Industrial Filtration business.
The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, France, Germany, China, the United Kingdom and the Netherlands. With few exceptions, the Company is no longer subject to U.S. federal examinations for years before 2012, state and local examinations for years before 2002, and non-U.S. income tax examinations for years before 2003.
The Company’s effective tax rates in future periods could be affected by earnings being lower or higher than anticipated in countries where tax rates differ from the United States federal rate, the relative impact of permanent tax adjustments on higher or lower earnings from domestic operations, changes in net deferred tax asset valuation allowances, the impact of the completion of acquisitions or divestitures, changes in tax rates or tax laws and the completion of tax projects and audits.

Segment Results

The following tables present net sales information for the key product and service groups included within each operating segment as well as other products and services and operating income by segment, for the quarters and nine months ended September 30, 2015 and 2014:

Net sales by segment:

	Quarter Ended
In thousands	Q3-15	Q3-14	Dollar Change
Performance Materials Segment:
Filtration	$16,597	$17,911	$(1,314)
Thermal Insulation	6,921	7,525	(604)
Life Sciences Filtration	2,924	3,190	(266)
Performance Materials Segment net sales	26,442	28,626	(2,184)

Industrial Filtration Segment:
Industrial Filtration (1)	34,155	30,553	3,602
Industrial Filtration net sales	34,155	30,553	3,602

Thermal/Acoustical Metals Segment:
Metal parts	35,354	35,165	189
Tooling	4,587	4,835	(248)
Thermal/Acoustical Metals Segment net sales	39,941	40,000	(59)

Thermal/Acoustical Fibers Segment:
Fiber parts	35,042	30,807	4,235
Tooling	639	206	433
Thermal/Acoustical Fibers Segment net sales	35,681	31,013	4,668

Other Products and Services:
Life Sciences Vital Fluids	—	5,164	(5,164)
Other Products and Services net sales	—	5,164	(5,164)
Eliminations and Other (1)	(4,979)	(1,129)	(3,850)
Consolidated Net Sales	$131,240	$134,227	$(2,987)

	Nine Months Ended
In thousands	(2) YTD-15	(3) YTD-14	Dollar Change
Performance Materials Segment:
Filtration	$48,140	$55,330	$(7,190)
Thermal Insulation	21,445	24,046	(2,601)
Life Sciences Filtration	7,947	9,355	(1,408)
Performance Materials Segment net sales	77,532	88,731	(11,199)

Industrial Filtration Segment:
Industrial Filtration (1)	104,257	82,344	21,913
Industrial Filtration net sales	104,257	82,344	21,913

Thermal/Acoustical Metals Segment:
Metal parts	106,735	110,891	(4,156)
Tooling	12,753	14,904	(2,151)
Thermal/Acoustical Metals Segment net sales	119,488	125,795	(6,307)

Thermal/Acoustical Fibers Segment:
Fiber parts	100,740	95,791	4,949
Tooling	1,528	4,043	(2,515)
Thermal/Acoustical Fibers Segment net sales	102,268	99,834	2,434

Other Products and Services:
Life Sciences Vital Fluids	1,671	14,752	(13,081)
Other Products and Services net sales	1,671	14,752	(13,081)
Eliminations and Other (1)	(12,109)	(3,210)	(8,899)
Consolidated Net Sales	$393,107	$408,246	$(15,139)

Operating income by segment:

	Quarter Ended
	Q3-15		Q3-14
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$2,500	9.5%	$2,272	7.9%	$228
Industrial Filtration	3,352	9.8%	1,833	6.0%	1,519
Thermal/Acoustical Metals	3,889	9.7%	4,267	10.7%	(378)
Thermal/Acoustical Fibers	10,082	28.3%	6,911	22.3%	3,171
Other Products and Services	—	—%	537	10.4%	(537)
Corporate Office Expenses	(4,982)		(10,041)		5,059
Consolidated Operating Income	$14,841	11.3%	$5,779	4.3%	$9,062

	Nine Months Ended
	(2) YTD-15		(3) YTD-14
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$6,071	7.8%	$7,701	8.7%	$(1,630)
Industrial Filtration	11,058	10.6%	4,817	5.8%	6,241
Thermal/Acoustical Metals	12,323	10.3%	10,484	8.3%	1,839
Thermal/Acoustical Fibers	27,719	27.1%	23,531	23.6%	4,188
Other Products and Services	118	7.1%	1,243	8.4%	(1,125)
Corporate Office Expenses	(15,341)		(21,798)		6,457
Consolidated Operating Income	$41,948	10.7%	$25,978	6.4%	$15,970

(1)
Included in the Industrial Filtration segment and Eliminations and Other is $4.1 million and $9.5 million, respectively, in intercompany sales to the T/A Fibers segment for the quarter and nine months ended September 30, 2015.

(2)	Other Products and Services reports results for the period preceding the date of disposition of January 30, 2015.

(3)	Industrial Filtration segment reports results for the period following the date of acquisition of February 20, 2014 through September 30, 2014.

Performance Materials

Segment net sales decreased $2.2 million, or 7.6%, in the third quarter of 2015 compared to the third quarter of 2014. Foreign currency translation negatively impacted third quarter 2015 net sales by $1.8 million, or 6.3% of segment net sales, primarily impacting filtration products. The decrease in segment net sales was from filtration, thermal insulation and life sciences product net sales which declined $1.3 million, $0.6 million and $0.3 million, respectively, including unfavorable foreign currency translation. Excluding the impact of foreign currency translation, the reduction in net sales was primary due to lower net sales of thermal insulation products due to depressed demand globally for cryogenic insulation products serving the liquid natural gas market which have been negatively impacted by lower oil prices.

The Performance Materials segment reported operating income of $2.5 million, or 9.5% of net sales, in the third quarter of 2015, compared to operating income of $2.3 million, or 7.9% of net sales, in the third quarter of 2014. The increase in operating income was primarily the result of lower selling, product development and administrative expenses of $0.4 million, primarily the result of lower salaries and accrued incentive compensation in the third quarter of 2015 compared to the third quarter of 2014. The lower selling, product development and administrative expenses were offset to some extent by lower gross profit in the third quarter of 2015 compared to the third quarter of 2014, given the lower sales volume. Foreign currency translation had a minimal impact on operating income in the third quarter of 2015 compared with the third quarter of 2014.

Segment net sales decreased $11.2 million, or 12.6%, in the first nine months of 2015 compared to the first nine months of 2014. In the first nine months of 2015, foreign currency translation negatively impacted net sales by $5.8 million, or 6.5% of segment net sales, primarily impacting filtration products. Filtration product net sales decreased by $7.2 million due to unfavorable foreign currency translation and due to lower overall demand for air filtration products, particularly in Asia and North America. Net sales of thermal insulation products were lower by $2.6 million in the first nine months of 2015 compared to the first nine months of 2014 primarily due to lower demand in North America and Asia. These lower net sales were primarily the result of depressed demand globally for cryogenic insulation products serving the liquid natural gas market which have been negatively impacted by lower oil prices. The decline in life sciences product net sales of $1.4 million relates to lower demand for water purification and life protection application products due to the timing of customer orders.

The Performance Materials segment reported operating income of $6.1 million, or 7.8% of net sales, in the first nine months of 2015, compared to operating income of $7.7 million, or 8.7% of net sales, in the first nine months of 2014. The decrease in operating income was primarily the result of lower gross profit of $2.9 million due to lower segment net sales. The lower gross profit was offset to some extent by lower selling, product development and administrative expenses of $1.3 million in the first nine months of 2015 compared to the first nine months of 2014, primarily related to lower accrued incentive compensation and lower salaries expense. Foreign currency translation had a negative impact on operating income of $0.2 million, or 0.3% of net sales, in the first nine months of 2015 compared to the first nine months of 2014.

Industrial Filtration

Segment net sales increased $3.6 million, or 11.8%, in the third quarter of 2015 compared to the third quarter of 2014. The increase in segment net sales was primarily related to sales to the T/A Fibers segment of automotive rolled-good material for use in the T/A Fiber segment manufacturing process, which increased $3.9 million in the third quarter of 2015 compared to the third quarter of 2014. This increase was somewhat offset by lower demand for Industrial Filtration products in Europe and Asia in the third quarter of 2015, compared to the third quarter of 2014. Foreign currency translation had a negative impact on net sales of $0.7 million, or 2.2%, in the third quarter of 2015 compared to the third quarter of 2014.

The Industrial Filtration segment reported operating income of $3.4 million, or 9.8% of net sales, in the third quarter of 2015 compared to $1.8 million, or 6.0% of net sales, in the third quarter of 2014. The increase in operating income of $1.6 million was primarily the result of higher gross profit and gross margin due to increased segment net sales, a favorable mix of product sales and lower raw material costs. Operating income in the third quarter of 2014 included the negative impact of purchase accounting adjustments in cost of sales related to inventory step-up of $0.2 million. Foreign currency translation had a minimal impact on operating income in the third quarter of 2015 compared with the third quarter of 2014.

Segment net sales increased $21.9 million, or 26.6%, in the first nine months of 2015 compared to the first nine months of 2014. The increase in segment net sales was primarily due to the reporting of a full nine months of segment net sales in 2015 compared to the first nine months of 2014 as the business was acquired on February 20, 2014. Additionally, sales to the T/A Fibers segment of automotive rolled-good material for use in the T/A Fiber segment manufacturing process, increased $9.3 million in the first nine months of 2015 compared to the first nine months of 2014. Foreign currency translation had a negative impact on net sales of $1.7 million, or 2.0%, in the first nine months of 2015 compared to the first nine months of 2014.

The Industrial Filtration segment reported operating income of $11.1 million, or 10.6% of net sales, in the first nine months of 2015, compared to operating income of $4.8 million, or 5.8% of net sales, in the first nine months of 2014. The increase in operating income of $6.3 million was primarily due to an improvement in operating income by $2.4 million and $1.6 million in the second and third quarters of 2015, respectively, compared to the same quarters of 2014. The remaining increase was partially due to the reporting of a full quarter of operating income in the first quarter of 2015 compared to the first quarter of 2014 as the business was acquired on February 20, 2014, and a $2.1 million purchase accounting adjustment in cost of sales in the first nine months of 2014, related to inventory step-up. After considering the impact of the inventory step-up adjustment in the first nine months of 2014, the increase in operating margin in the first nine months of 2015 of approximately 230 basis points compared to the first nine months of 2014 was related to lower raw material costs and a favorable mix of product sales. Foreign currency translation had a minimal impact on operating income in the first nine months of 2015 compared with the first nine months of 2014.

Thermal/Acoustical Metals

Segment net sales of $39.9 million in the third quarter of 2015 were flat compared to segment net sales in the third quarter of 2014 as higher parts and tooling sales were offset by unfavorable foreign currency translation of $4.0 million, or 10.0%. Automotive parts net sales increased by $0.2 million, or 0.5%, compared to the third quarter of 2014. Foreign currency translation negatively impacted parts net sales by $3.5 million, or 10.0% in the third quarter of 2015 compared to the third quarter of 2014. Excluding the negative impact of foreign currency translation, automotive parts net sales increased by $3.7 million, or 10.5%, compared to the third quarter of 2014 due to increased demand from customers served by the Company’s European, North American and, to a lesser extent, Chinese automotive operations. Market conditions in North America have continued to remain favorable and improving market conditions in Europe have led to increased sales volumes. Tooling net sales decreased by $0.2 million, or 5.1%, in the third quarter of 2015 compared to the third quarter of 2014. Excluding the negative impact of foreign currency translation, tooling net sales in the third quarter of 2015 increased $0.2 million, or 4.6%, compared to the third quarter of 2014 due to timing of new product launches, particularly in China.

The Thermal/Acoustical Metals segment reported operating income of $3.9 million, or 9.7% of net sales, in the third quarter of 2015, compared to operating income of $4.3 million, or 10.7% of net sales, in the third quarter of 2014. The decrease in operating income of $0.4 million was primarily due to unfavorable foreign currency translation which had a negative impact on operating income of $0.3 million, or 0.8% of net sales, in the third quarter of 2015 compared to the third quarter of 2014. Also, operational inefficiencies at the Company’s Chinese facility resulted in a negative impact to operating margin of approximately 130 and 80 basis points in the third quarter of 2015 and 2014, respectively.

Segment net sales decreased $6.3 million, or 5.0%, in the first nine months of 2015, compared to the first nine months of 2014 due to unfavorable foreign currency translation of $14.3 million, or 11.4% of net sales. Automotive parts net sales decreased by $4.2 million, or 3.7%, compared to the first nine months of 2014 due to unfavorable foreign currency translation of $12.3 million, or 11.1% of net sales. Excluding the negative impact of foreign currency translation, automotive part net sales increased by $8.1 million, or 7.3%, compared to the first nine months of 2014, due to increased demand from customers served by the Company's

European and, to a lesser extent, North American and Chinese automotive operations. Tooling net sales decreased by $2.2 million, or 14.4%, in the first nine months of 2015 compared to the first nine months of 2014. Excluding the negative impact of foreign currency translation, tooling net sales in the first nine months of 2015 were essentially flat compared to the first nine months of 2014.

The Thermal/Acoustical Metals segment reported operating income of $12.3 million, or 10.3% of net sales, in the first nine months of 2015, compared to operating income of $10.5 million, or 8.3% of net sales, in the first nine months of 2014. The increase in operating income of $1.8 million was due to a decrease in selling, product development and administrative costs of $3.2 million in the first nine months of 2015 compared to the first nine months of 2014. This decrease was primarily related to a $2.9 million commission settlement associated with the second quarter of 2014 termination of a long-standing third party commercial sales agreement in Europe, and a decrease in professional service expenses of $0.5 million, offset by increases in other administrative costs of $0.2 million. Partially offsetting the reduction in expenses was foreign currency translation which had a negative impact on operating income of $1.4 million, or 1.2% of net sales, in the first nine months of 2015 compared to the first nine months of 2014. Operational inefficiencies at the Company’s Chinese facility resulted in a negative impact to operating margin of approximately 140 and 90 basis points in the first nine months of 2015 and 2014, respectively.

Thermal/Acoustical Fibers

Segment net sales increased $4.7 million, or 15.1%, in the third quarter of 2015 compared to the third quarter of 2014. Automotive parts net sales increased by $4.2 million, or 13.7%, compared to the third quarter of 2014. This increase was driven by higher consumer demand for vehicles in North America on Lydall’s existing platforms and new platform awards. Tooling net sales in the third quarter of 2015 increased $0.4 million compared to the third quarter of 2014 due to timing of new product launches.

The Thermal/Acoustical Fibers segment reported operating income of $10.1 million, or 28.3% of net sales, in the third quarter of 2015, compared to operating income of $6.9 million, or 22.3% of net sales, in the third quarter of 2014. The increase in operating income was primarily attributable to increased parts net sales and gross margin improvement of approximately 580 basis points as a result of lower raw material costs, favorable mix of product sales, improved absorption of fixed costs and labor efficiencies. Segment selling, product development and administrative costs were flat compared to the prior year quarter.

Segment net sales increased $2.4 million, or 2.4%, in the first nine months of 2015, compared to the first nine months of 2014. Automotive parts net sales increased by $4.9 million, or 5.2%, compared to the first nine months of 2014. This increase was driven by higher consumer demand for vehicles in North America on Lydall’s existing platforms and new platform awards. Tooling net sales in the first nine months of 2015 decreased $2.5 million compared to the first nine months of 2014 due to timing of new product launches.

The Thermal/Acoustical Fibers segment reported operating income of $27.7 million, or 27.1% of net sales, in the first nine months of 2015, compared to operating income of $23.5 million, or 23.6% of net sales, in the first nine months of 2014. The increase in operating income was primarily attributable to increased parts net sales and gross margin improvement of approximately 370 basis points as a result of lower raw material costs, favorable mix of product sales, and labor efficiencies. Segment selling, product development and administrative costs were essentially flat compared to the prior year quarter.

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

As a result of the aforementioned sale of the Life Sciences Vital Fluids business in the first quarter of 2015, there were no reported sales or operating income for the third quarter of 2015. Life Sciences Vital Fluids reported net sales and operating income for the quarter ended September 30, 2014 of $5.2 million and $0.5 million, respectively.

Life Sciences Vital Fluids net sales for the first nine months of 2015 decreased $13.1 million compared to the first nine months of 2014. Life Sciences Vital Fluids reported operating income of $0.1 million, or 7.1% of net sales, for the nine months ended September 30, 2015, compared to operating income of $1.2 million, or 8.4% of net sales, for the first nine months of 2014. The decreases in net sales and operating income were due to the aforementioned sale of this business on January 30, 2015.

Corporate Office Expenses

Corporate office expenses for the quarter ended September 30, 2015 were $5.0 million, compared to $10.0 million in the third quarter of 2014. The decrease of $5.0 million was primarily due to a non-cash pension plan settlement charge of $4.9 million in the third quarter of 2014, associated with a voluntary one-time lump sum payment option elected by certain former U.S. employees under the Company's domestic defined benefit pension plan and a decrease in other employee benefit costs of $0.5 million. These decreases were offset by higher recruiting costs of $0.2 million and higher other administrative costs of $0.2 million in the third quarter of 2015 compared to the third quarter of 2014.

Corporate offices expenses for the first nine months of 2015 were $15.3 million compared to $21.8 million in the first nine months of 2014. The decrease of $6.5 million was primarily due to a non-cash pension plan settlement charge of $4.9 million in the third quarter of 2014, and $2.6 million of transaction related costs incurred in the first nine months of 2014 associated with the Industrial Filtration acquisition on February 20, 2014, including investment banking, legal, and professional accounting fees. Accrued incentive compensation also decreased $0.3 million in the first nine months of 2015 compared to the first nine months of 2014. These decreased costs were offset by increased salaries of $0.4 million, other employee benefit costs of $0.3 million, recruiting costs of $0.3 million, and increases in other administrative costs of $0.3 million.

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

At September 30, 2015, the Company had a cash balance of $80.3 million and borrowing availability of $58.1 million under the Amended Credit Facility net of standby letters of credit outstanding of $1.9 million.

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

The Amended Credit Facility contains a number of affirmative and negative covenants, including financial and operational covenants. The Company is required to meet a minimum interest coverage ratio. The interest coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBIT to Consolidated Interest Charges, both as defined in the Amended Credit Facility, may not be less than 2.0 to 1.0 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined in the Amended Credit Facility, as of the end of each fiscal quarter of no greater than 3.0 to 1.0. The Company must also meet minimum consolidated EBITDA as of the end of each fiscal quarter for the preceding 12 month period of $30.0 million. The Company was in compliance with all covenants at September 30, 2015 and December 31, 2014.

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

Operating Cash Flows

Net cash provided by operating activities in the first nine months of 2015 was $14.9 million compared with net cash provided by operating activities of $30.5 million in the first nine months of 2014. In the first nine months of 2015, net income and non-cash adjustments were $37.0 million compared to $34.0 million in the first nine months of 2014. Since December 31, 2014, net operating assets and liabilities increased by $22.1 million, primarily due to increases of $11.8 million in inventory and $11.6 million in accounts receivable. The increase in accounts receivable was primarily due to higher net sales within the Thermal/Acoustical Fibers segment in the third quarter of 2015 compared to the fourth quarter of 2014. The increase in inventory of $11.8 million was primarily due to increased production activity and strategic raw material inventory purchases, as well as increases in net tooling inventory in preparation of new part launches. Net operating assets and liabilities in the first nine months of 2014 increased $3.5 million, primarily driven by accounts receivable increases of $13.2 million partially offset by lower inventories of $7.4 million and higher accounts payable of $1.1 million. The increase in accounts receivable was primarily due to higher net sales in the third quarter of 2014 compared to the fourth quarter of 2013 across all of the Company's pre-acquisition businesses.

Investing Cash Flows

In the first nine months of 2015, net cash provided by investing activities was $13.1 million compared to net cash used for investing activities of $88.2 million in the first nine months of 2014. Cash provided by investing activities in the first nine months of 2015 was driven by cash proceeds of $28.6 million associated with the sale of the Life Sciences Vital Fluids business, net of transaction expenses. Investing activities in the first nine months of 2014 primarily consisted of the cash outflow of $79.4 million to fund the acquisition of the Industrial Filtration business, net of cash acquired of $7.5 million. Capital expenditures were $15.5 million during the first nine months of 2015, compared with $8.6 million for the same period of 2014, with the increase coming primarily in the Company's Thermal/Acoustical Fibers and Thermal/Acoustical Metals segments. Capital spending for full-year 2015 is expected to be approximately $20.0 million to $25.0 million.

Financing Cash Flows

In the first nine months of 2015, net cash used for financing activities was $7.2 million compared to net cash provided by financing activities in the first nine months of 2014 of $61.5 million. The Company acquired $8.5 million and $0.5 million in company stock through its stock repurchase and equity compensation plans during the first nine months of 2015 and 2014, respectively. The Company received proceeds of $60.0 million from borrowings under its Amended Credit Facility in the first quarter of 2014 to fund the acquisition of Industrial Filtration. Debt repayments were $0.4 million and $0.5 million for the first nine months of 2015 and 2014, respectively. The Company received $1.2 million from the exercise of stock options in the first nine months of 2015, compared to $1.6 million in the first nine months of 2014.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Footnote 1 of the “Notes to Consolidated Financial Statements” and Critical Accounting Estimates in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2014, and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the quarter or nine months ended September 30, 2015. The Company continues to monitor the recoverability of the long-lived assets at the Company’s DSM Solutech B.V. (“Solutech”) operation as a result of historical operating losses and negative cash flows. Future cash flows are dependent on the success of commercialization efforts of Solutech products by OEMs, the quality of Solutech products and technology advancements and management’s ability to manage costs. In the event that Solutech’s cash flows in the future do not meet current expectations, management, based upon conditions at the time, would consider taking actions as necessary to improve cash flow. A thorough analysis of all the facts and circumstances existing at the time would need to be performed to determine if recording an impairment loss was appropriate.

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

Interest Rate Risk

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impact interest paid on its debt. In February 2014, the Company borrowed $60.0 million from its Amended Credit Facility to fund the Industrial Filtration acquisition. The Company has debt with variable rates of interest based generally on LIBOR. Increases in interest rates could therefore significantly increase the associated interest payments that the Company is required to make on this debt. From time to time, the Company may enter into interest rate swap agreements to manage interest rate risk. The Company has assessed its exposure to changes in interest rates by analyzing the sensitivity to Lydall’s earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on the $40.0 million outstanding borrowings as of September 30, 2015, the Company’s net income would decrease by an estimated $0.3 million over a twelve-month period.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer (the “CEO”) and the Executive Vice President and Chief Financial Officer (the "CFO"), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"), and that such information is accumulated and communicated to management of the Company, with the participation of its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2015 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

As of September 30, 2015, there were no shares remaining and authorized for repurchase under the Repurchase Program. During the three months ended September 30, 2015, the Company acquired 1,026 shares of common stock through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, which allow the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
July 1, 2015 - July 31, 2015	—	$—	—	—
August 1, 2015 - August 31, 2015	1,026	$29.71	—	—
September 1, 2015 - September 30, 2015	—	$—	—	—
	1,026	$—	—	—

Item 6.	Exhibits

Exhibit Number	Description

10.1	Employment Agreement with James V. Laughlan dated August 3, 2015, filed as Exhibit 10.1 to the Registrant's Form 8-K dated August 5, 2015 and incorporated herein by reference.

10.2	Employment Agreement with Scott M. Deakin dated August 21, 2015, filed as Exhibit 10.1 to the Registrant's Form 8-K dated August 21, 2015 and incorporated herein by reference.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal executive officer, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal financial officer, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

November 3, 2015	By:	/s/ Scott M. Deakin

Scott M. Deakin Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

LYDALL, INC.
Index to Exhibits

Exhibit Number	Description

10.1	Employment Agreement with James V. Laughlan dated August 3, 2015, filed as Exhibit 10.1 to the Registrant's Form 8-K dated August 5, 2015 and incorporated herein by reference.

10.2	Employment Agreement with Scott M. Deakin dated August 21, 2015, filed as Exhibit 10.1 to the Registrant's Form 8-K dated August 21, 2015 and incorporated herein by reference.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal executive officer, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal financial officer, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document