Form 10-Q
period 2016-03-31
LYDALL INC /DE/
filed 2016-05-03
CIK 60977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $ .01 par value per share.

Total Shares outstanding April 18, 2016	17,126,712

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current assumptions relating to the Company’s business, the economy and future conditions. Forward-looking statements generally can be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “forecasts,” “predicts,” “targets,” “prospects,” “strategy,” “signs” and other words of similar meaning in connection with the discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash and other measures of financial performance. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Forward-looking statements in this Quarterly Report on Form 10-Q include, among others, statements relating to:

•	Overall economic and business conditions and the effects on the Company’s markets;

•	Outlook for the second quarter of 2016;

•	Expected vehicle production in the North American, European or Asian markets;

•	Growth opportunities in markets served by the Company;

•	Expected gross margin, operating margin and working capital improvements from the application of Lean Six Sigma;

•	Product development and new business opportunities;

•	Future strategic transactions, including but not limited to: acquisitions, joint ventures, alliances, licensing agreements and divestitures;

•	Pension plan funding;

•	Future cash flow and uses of cash;

•	Future amounts of stock-based compensation expense;

•	Future earnings and other measurements of financial performance;

•	Ability to meet cash operating requirements;

•	Future levels of indebtedness and capital spending;

•	Ability to meet financial covenants in the Company's revolving credit facility;

•	Future impact of the variability of interest rates and foreign currency exchange rates;

•	Expected future impact of recently issued accounting pronouncements upon adoption;

•	Future effective income tax rates and realization of deferred tax assets;

•	Estimates of fair values of reporting units and long-lived assets used in assessing goodwill and long-lived assets for possible impairment; and

•	The expected outcomes of legal proceedings and other contingencies.

All forward-looking statements are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements made in this Quarterly Report on Form 10-Q, as well as in press releases and other statements made from time to time by the Company’s authorized officers. Such risks and uncertainties include, among others, worldwide economic cycles that affect the markets which the Company’s businesses serve, which could have an effect on demand for the Company’s products and impact the Company’s profitability; disruptions in the global credit and financial markets, including diminished liquidity and credit availability; swings in consumer confidence and spending; unstable economic growth; volatility in foreign currency exchange rates; raw material pricing and supply issues; fluctuations in unemployment rates; retention of key employees; increases in fuel prices; and outcomes of legal proceedings, claims and investigations, and with respect to possible violations of German anti-trust laws by employees in the Company's German operation; as well as other risks and uncertainties identified in Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q, and Part I, Item 1A - Risk Factors of Lydall’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

	Quarter Ended March 31,
	2016	2015
	(Unaudited)
Net sales	$129,700	$127,306
Cost of sales	97,323	99,606
Gross profit	32,377	27,700
Selling, product development and administrative expenses	18,698	17,622
Operating income	13,679	10,078
Gain on sale of business	—	(18,647)
Interest expense	144	222
Other income, net	(167)	(1,022)
Income before income taxes	13,702	29,525
Income tax expense	4,533	10,588
Net income	$9,169	$18,937
Earnings per share:
Basic	$0.54	$1.12
Diluted	$0.54	$1.11
Weighted average number of common shares outstanding:
Basic	16,825	16,837
Diluted	17,036	17,109

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Quarter Ended March 31,
	2016	2015
	(Unaudited)
Net income	$9,169	$18,937
Other comprehensive income:
Foreign currency translation adjustments	2,758	(9,919)
Pension liability adjustment, net of tax	146	137
Comprehensive income	$12,073	$9,155

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$69,525	$75,909
Accounts receivable, less allowances (2016 - $1,084; 2015 - $1,251)	93,279	82,149
Inventories	51,151	46,530
Taxes receivable	2,069	4,194
Prepaid expenses	2,519	3,009
Other current assets	3,012	7,512
Total current assets	221,555	219,303
Property, plant and equipment, at cost	312,478	302,618
Accumulated depreciation	(195,147)	(188,185)
Net, property, plant and equipment	117,331	114,433
Goodwill	17,027	16,841
Other intangible assets, net	5,278	5,399
Other assets, net	1,786	2,284
Total assets	$362,977	$358,260
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$196	$323
Accounts payable	46,725	42,470
Accrued payroll and other compensation	9,853	10,210
Accrued taxes	3,724	1,200
Other accrued liabilities	7,107	6,797
Total current liabilities	67,605	61,000
Long-term debt	10,145	20,156
Deferred tax liabilities	10,388	14,997
Benefit plan liabilities	14,260	14,222
Other long-term liabilities	2,680	2,660

Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock	—	—
Common stock	248	247
Capital in excess of par value	78,166	76,746
Retained earnings	297,448	288,358
Accumulated other comprehensive loss	(31,681)	(34,585)
Treasury stock, at cost	(86,282)	(85,541)
Total stockholders’ equity	257,899	245,225
Total liabilities and stockholders’ equity	$362,977	$358,260

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended March 31,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net income	$9,169	$18,937
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Gain on sale of business	—	(18,647)
Depreciation and amortization	4,332	4,362
Deferred income taxes	(106)	(1,746)
Stock based compensation	1,132	635
Loss on disposition of property, plant and equipment	—	106
Changes in operating assets and liabilities:
Accounts receivable	(10,412)	(12,017)
Inventories	(4,059)	(6,465)
Accounts payable	7,341	3,644
Accrued payroll and other compensation	(566)	(4,409)
Accrued taxes	2,575	8,978
Other, net	3,377	5,525
Net cash provided by (used for) operating activities	12,783	(1,097)
Cash flows from investing activities:
Proceeds from the sale of business, net	—	28,370
Capital expenditures	(9,616)	(7,396)
Net cash (used for) provided by investing activities	(9,616)	20,974
Cash flows from financing activities:
Debt repayments	(10,147)	(140)
Common stock issued	320	605
Common stock repurchased	(710)	(7,246)
Excess tax benefit on stock awards	—	286
Net cash used for financing activities	(10,537)	(6,495)
Effect of exchange rate changes on cash	986	(3,330)
(Decrease) Increase in cash and cash equivalents	(6,384)	10,052
Cash and cash equivalents at beginning of period	75,909	62,051
Cash and cash equivalents at end of period	$69,525	$72,103

Non-cash capital expenditures of $2.4 million were included in accounts payable at March 31, 2016 and 2015.

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

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the accounts of Lydall, Inc. and its subsidiaries. All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The operating results of the Life Sciences Vital Fluids business have been included in the Consolidated Statement of Operations through the date of disposition, January 30, 2015. The year-end Condensed Consolidated Balance Sheet was derived from the December 31, 2015 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Management believes that all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position, results of operations and cash flows for the periods reported, have been included. For further information, refer to the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

Recent Accounting Pronouncements

In June 2014, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period". This ASU affects entities that grant their employees share-based payments in which terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This ASU was effective for fiscal years beginning after December 15, 2015. The adoption of this ASU did not have any impact on the Company's consolidated financial statements and disclosures.

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". This ASU requires an entity to classify all deferred tax assets and liabilities, along with any related valuation allowance, as noncurrent on the balance sheet. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU. This ASU is effective for fiscal years beginning after December 15, 2016, and early adoption is permitted. The Company adopted this standard prospectively during the quarter ended March 31, 2016. The adoption of this standard resulted in the reclassification of $4.6 million from current deferred income tax assets in the Consolidated Balance Sheet as of March 31, 2016 to noncurrent deferred income tax assets. Prior periods were not retrospectively adjusted.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". This ASU requires entities that lease assets with lease terms of more than 12 months to recognize right-of-use assets and lease liabilities created by those leases on their balance sheets. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for fiscal years beginning after December 15, 2018 and early adoption is permitted. The Company is currently evaluating the method and impact the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing". This ASU clarifies the following two aspects of Topic 606: identifying performance obligations and the licensing implementation guidance, while retaining the related principles for those areas. The effective date for this ASU is the same as the effective date for ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date", which deferred the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal years beginning after December 15, 2016. The Company is currently evaluating the method and impact the adoption of ASU 2016-10 will have on the Company’s consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. This ASU is effective for fiscal years beginning after December 15, 2016 and early adoption is permitted. The Company adopted this accounting standard update effective January 1, 2016.

As a result of the adoption of this ASU, the Company recognized excess tax benefits from first quarter 2016 stock award exercises and vesting as a discrete tax benefit of $0.3 million during the quarter ended March 31, 2016. In addition, as a result of this change, excess tax benefits were excluded from the calculation of assumed proceeds in the Company’s calculation of diluted weighted shares. The Company’s diluted weighted shares outstanding as of March 31, 2016 increased 28,027 shares due to adoption of this amendment. Within the statement of cash flows, excess tax benefits of $0.3 million are included in net income and are therefore classified as an operating activity. The Company applied these changes prospectively, and therefore prior periods have not been adjusted. As permitted by this ASU, the Company has made an accounting policy election to record forfeitures as they occur rather than estimating expected forfeitures and, as a result, the cumulative effect of this change in accounting principle of $0.1 million was recorded as an adjustment to retained earnings as of January 1, 2016.

The ASU permits equity classification of awards for tax withholding up to the maximum individual tax rate in a given jurisdiction for the net settlement of an award. As of March 31, 2016 the Company did not have liability classified awards and is currently evaluating its policy on tax withholding for award net settlement.

2.	Divestiture

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

3. Inventories

Inventories as of March 31, 2016 and December 31, 2015 were as follows:

In thousands	March 31, 2016	December 31, 2015
Raw materials	$20,956	$17,128
Work in process	16,288	14,670
Finished goods	14,143	15,048
	51,387	46,846
Less: Progress billings	(236)	(316)
Total inventories	$51,151	$46,530

Included in work in process is gross tooling inventory of $9.8 million and $9.5 million at March 31, 2016 and December 31, 2015, respectively. Tooling inventory, net of progress billings, was $9.6 million and $9.2 million at March 31, 2016 and December 31, 2015, respectively.

4. Goodwill and Other Intangible Assets

Goodwill:

The Company tests its goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value may exceed its fair value.

The changes in the carrying amount of goodwill by segment as of and for the quarter ended March 31, 2016 were as follows:

	December 31, 2015	Currency translation adjustments	Other Activity	March 31, 2016
In thousands
Performance Materials	$12,898	$186	$—	$13,084
Industrial Filtration	3,943	—	—	3,943
Total goodwill	$16,841	$186	$—	$17,027

Other Intangible Assets:

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other intangible assets, net” in the Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015:

	March 31, 2016		December 31, 2015
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
License agreements	$616	$(616)	$771	$(771)
Technology	2,500	(352)	2,500	(310)
Customer Relationships	2,397	(463)	2,412	(411)
Patents	4,304	(3,436)	4,137	(3,272)
Other	619	(291)	612	(269)
Total amortized intangible assets	$10,436	$(5,158)	$10,432	$(5,033)

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

Under the terms of the Amended Credit Facility, the lenders are providing a $100 million revolving credit facility to the Company, under which the lenders may make revolving loans and issue letters of credit to or for the benefit of the Company and its subsidiaries. The Company may request the Amended Credit Facility to be increased by an aggregate amount not to exceed $50 million through an accordion feature, subject to specified conditions.

The Amended Credit Facility contains a number of affirmative and negative covenants, including financial and operational covenants. The Company is required to meet a minimum interest coverage ratio. The interest coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBIT to Consolidated Interest Charges, both as defined in the Amended Credit Facility, may not be less than 2.0 to 1.0 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined in the Amended Credit Facility, as of the end of each fiscal quarter of no greater than 3.0 to 1.0. The Company must also meet minimum consolidated EBITDA as of the end of each fiscal quarter for the preceding 12 month period of $30.0 million. The Company was in compliance with all covenants at March 31, 2016 and December 31, 2015.

Interest is charged on borrowings at the Company’s option of either: (i) Base Rate plus the Applicable Rate, or (ii) the Eurodollar Rate plus the Applicable Rate. The Base Rate is a fluctuating rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by Bank of America, and (c) the Eurocurrency Rate plus 1.00%. The Eurocurrency Rate means (i) if denominated in LIBOR quoted currency, a fluctuating LIBOR per annum rate equal to the London Interbank Offered Rate; (ii) if denominated in Canadian Dollars, the rate per annum equal to the Canadian Dealer Offered Rate; or (iii) the rate per annum as designated with respect to such alternative currency at the time such alternative currency is approved by the Lenders. The Applicable Rate is determined based on the Company’s Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). The Applicable Rate added to the Base Rate Committed Loans ranges from 15 basis points to 100 basis points, and the Applicable Rate added to Eurocurrency Rate Committed Loans and Letters of Credit ranges from 75 basis points to 175 basis points. The Company pays a quarterly fee ranging from 20 basis points to 30 basis points on the unused portion of the $100 million available under the Amended

Credit Agreement. At March 31, 2016, the Company had borrowing availability of $88.1 million under the Amended Credit Facility net of standby letters of credit outstanding of $1.9 million.

The Company has a capital lease agreement for the land and building at the St. Nazaire, France operating facility, included in the Thermal/Acoustical Metals segment, requiring monthly principal and interest payments through 2016. The capital lease provides an option for the Company to purchase the land and building at the end of the lease for a nominal amount. In the first quarter of 2016, the Company notified the lessor of its intention to exercise its purchase option.

Total outstanding debt consists of:

			March 31,	December 31,
In thousands	Effective Rate	Maturity	2016	2015
Revolver Loan, due January 31, 2019	1.43%	2019	$10,000	$20,000
Capital Lease, land and building, St. Nazaire, France	5.44%	2016	150	277
Capital Lease, manufacturing equipment, Hamptonville, North Carolina	5.00%	2017	7	9
Capital Lease, manufacturing equipment, Hamptonville, North Carolina	1.65%	2020	184	193
			10,341	20,479
Less portion due within one year			(196)	(323)
Total long-term debt			$10,145	$20,156

The carrying value of the Company’s Amended Credit Facility approximates fair value given the variable rate nature of the debt. As such this debt would be classified as a Level 2 liability within the fair value hierarchy.

The weighted average interest rate on long-term debt was 1.5% for the three months ended March 31, 2016 and 1.3% for the year ended December 31, 2015.

6. Equity Compensation Plans

As of March 31, 2016, the Company’s equity compensation plans consisted of the 2003 Stock Incentive Compensation Plan (the “2003 Plan”) and the 2012 Stock Incentive Plan (the “2012 Plan” and together with the 2003 Plan, the “Plans”) under which incentive and non-qualified stock options and time and performance based restricted shares have been granted to employees and directors from authorized but unissued shares of common stock or treasury shares. The 2003 Plan is not active, but continues to govern all outstanding awards granted under the plan until the awards themselves are exercised or terminate in accordance with their terms. The 2012 Plan, approved by shareholders on April 27, 2012, authorizes 1.75 million shares of common stock for awards. The 2012 Plan also authorizes an additional 1.2 million shares of common stock to the extent awards granted under prior stock plans that were outstanding as of April 27, 2012 are forfeited. The 2012 Plan provides for the following types of awards: options, restricted stock, restricted stock units and other stock-based awards.

The Company accounts for the expense of all share-based compensation by measuring the awards at fair value on the date of grant. The Company recognizes expense on a straight-line basis over the vesting period of the entire award. Options issued by the Company under its stock option plans have a term of ten years and generally vest ratably over a period of three to four years. Time-based restricted stock grants are expensed over the vesting period of the award, which is typically two to four years. The number of performance based restricted shares that vest or forfeit depend upon achievement of certain targets during the performance period. Prior to January 1, 2016, stock compensation expense included estimated effects of forfeitures. Upon adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, in the first quarter of 2016, an accounting policy election has been made to account for forfeitures as they occur. Compensation expense for performance based awards is recorded based upon the service period and management’s assessment of the probability of achieving the performance goals and will be adjusted based upon actual achievement.

The Company incurred equity compensation expense of $1.1 million and $0.6 million for the quarters ended March 31, 2016 and March 31, 2015, respectively, for the Plans, including restricted stock awards. No equity compensation costs were capitalized as part of inventory.

Stock Options

The following table is a summary of outstanding and exercisable options as of March 31, 2016:

In thousands except per share amounts and years	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at March 31, 2016	447	$20.73	7.1	$5,654
Exercisable at March 31, 2016	223	$12.27	5.3	$4,510
Unvested at March 31, 2016	224	$29.15	8.9	$1,144

There were 18,300 stock options granted and 18,326 stock options exercised during the quarter ended March 31, 2016 and no stock options granted and 59,582 stock options exercised during the quarter ended March 31, 2015. The amount of cash received from the exercise of stock options was $0.3 million during the quarter ended March 31, 2016 and $0.6 million during the quarter ended March 31, 2015. The intrinsic value of stock options exercised was $0.3 million with a tax benefit of $0.1 million during the quarter ended March 31, 2016 and the intrinsic value of stock options exercised was $1.2 million with a tax benefit of $0.4 million during the quarter ended March 31, 2015. At March 31, 2016, the total unrecognized compensation cost related to non-vested stock option awards was approximately $2.5 million, with a weighted average expected amortization period of 3.1 years.

Restricted Stock

Restricted stock includes both performance-based and time-based awards. There were 7,930 time-based restricted shares granted during the quarter ended March 31, 2016 and no time-based restricted shares granted during the quarter ended March 31, 2015. There were 7,380 performance-based restricted shares granted during the quarter ended March 31, 2016, which have a 2018 earnings per share target, and there were no performance-based awards granted in the quarter ended March 31, 2015. There were 65,087 performance-based shares that vested during the quarter ended March 31, 2016 in accordance with Plan provisions and there were no performance-based restricted shares that vested in the quarter ended March 31, 2015. There were 8,129 time-based restricted shares that vested during the quarter ended March 31, 2016 and there were 10,321 time-based shares that vested during the quarter ended March 31, 2015. At March 31, 2016, there were 266,533 unvested restricted stock awards with total unrecognized compensation cost related to these awards of $4.3 million with a weighted average expected amortization period of 2.1 years. Compensation expense for performance based awards is recorded based on the service period and management’s assessment of the probability of achieving the performance goals.

7. Stock Repurchases

During the three months ended March 31, 2016, the Company purchased 26,842 shares of common stock valued at $0.7 million, through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, which allow the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due.

8. Employer Sponsored Benefit Plans

As of March 31, 2016, the Company maintains a defined benefit pension plan that covers certain domestic Lydall employees (“domestic pension plan”) that is closed to new employees and benefits are no longer accruing. The domestic pension plan is noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in the plan. The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes.

The Company expects to contribute approximately $3.6 million in cash to its domestic pension plan in 2016. There were no contributions made during the first quarter of 2016 or 2015.

The following is a summary of the components of net periodic benefit cost, which is recorded primarily within selling, product development and administrative expenses, for the domestic pension plan for the quarters and nine months ended March 31, 2016 and 2015:

	Quarter Ended March 31,
In thousands	2016	2015
Components of net periodic benefit cost
Interest cost	$535	$516
Expected return on assets	(605)	(590)
Amortization of actuarial loss	233	225
Net periodic benefit cost	$163	$151

9. Income Taxes

The Company’s effective tax rate for the first quarter of 2016 was 33.1% compared to an effective tax rate of 35.9% for the first quarter of 2015. The difference in the Company’s effective tax rate for the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015 was primarily related to excess tax benefits from stock award exercises and vesting of $0.3 million, as a result of the adoption of ASU 2016-09 in the first quarter of 2016.
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
The Company’s effective tax rates in future periods could be affected by earnings being lower or higher than anticipated in countries where tax rates differ from the United States federal tax rate, the relative impact of permanent tax adjustments on higher or lower earnings from domestic operations, changes in net deferred tax asset valuation allowances, the impact of the completion of acquisitions or divestitures, changes in tax rates or tax laws and the completion of tax projects and audits.
10. Earnings Per Share

For the quarters ended March 31, 2016 and 2015, basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method as long as their effect is not antidilutive.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	Quarter Ended March 31,
In thousands	2016	2015
Basic average common shares outstanding	16,825	16,837
Effect of dilutive options and restricted stock awards	211	272
Diluted average common shares outstanding	17,036	17,109

For the quarters ended March 31, 2016 and 2015, stock options for 0.2 million and 0.1 million shares of Common Stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

11. Segment Information

The Company’s reportable segments are Performance Materials, Industrial Filtration, Thermal/Acoustical Metals, and Thermal/Acoustical Fibers. Other Products and Services (“OPS”) included Life Sciences Vital Fluids, which was sold on January 30, 2015.

Performance Materials Segment

The Performance Materials segment includes filtration media solutions primarily for air, fluid power, and industrial applications (“Filtration”), thermal insulation solutions for building products, appliances, and energy and industrial markets (“Thermal Insulation”) and air and liquid life science applications (“Life Sciences Filtration”). Filtration products include LydAir® MG (Micro-Glass) Air Filtration Media, LydAir® MB (Melt Blown) Air Filtration Media, LydAir® SC (Synthetic Composite) Air Filtration Media, and Arioso™ Membrane Composite Media. These products constitute the critical media component of clean-air systems for applications in clean-space, commercial, industrial and residential HVAC, power generation, and industrial processes. Lydall has leveraged its extensive technical expertise and applications knowledge into a suite of media products covering the vast liquid filtration landscape across the engine and industrial fields. The LyPore® Liquid Filtration Media series address a variety of application needs in fluid power including hydraulic filters, air-water and air-oil coalescing, industrial fluid processes and diesel fuel filtration.

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

Industrial Filtration Segment

The Industrial Filtration segment includes non-woven felt media and filter bags used primarily in industrial air and liquid filtration applications. Non-woven filter media is the most commonly used filter technology to satisfy increasing emission control regulations in a wide range of industries, including power, cement, steel, asphalt, incineration, mining, food, and pharmaceutical. The business also produces non-woven rolled-good media that is used in other commercial applications and media for automotive applications that is supplied to the Company's Thermal/Acoustical Fibers segment.

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

The tables below present net sales and operating income by segment for the quarters ended March 31, 2016 and 2015, and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

Consolidated net sales by segment:

	Quarter Ended March 31,
In thousands	2016	2015
Performance Materials Segment:
Filtration	$17,159	$15,067
Thermal Insulation	6,275	7,485
Life Sciences Filtration	2,949	2,506
Performance Materials Segment net sales	26,383	25,058

Industrial Filtration Segment:
Industrial Filtration (1)	31,207	34,200
Industrial Filtration net sales	31,207	34,200

Thermal/Acoustical Metals Segment:
Metal parts	36,783	35,022
Tooling	5,214	3,093
Thermal/Acoustical Metals Segment net sales	41,997	38,115

Thermal/Acoustical Fibers Segment:
Fiber parts	35,677	30,411
Tooling	184	706
Thermal/Acoustical Fibers Segment net sales	35,861	31,117

Other Products and Services:
Life Sciences Vital Fluids (2)	—	1,671
Other Products and Services net sales	—	1,671
Eliminations and Other (1)	(5,748)	(2,855)
Consolidated Net Sales	$129,700	$127,306

Operating income by segment:

	Quarter Ended March 31,
In thousands	2016	2015
Performance Materials	$2,138	$1,306
Industrial Filtration	3,926	3,154
Thermal/Acoustical Metals	3,557	3,581
Thermal/Acoustical Fibers	10,324	7,093
Other Products and Services (2)	—	118
Corporate Office Expenses	(6,266)	(5,174)
Consolidated Operating Income	$13,679	$10,078

(1)
Included in the Industrial Filtration segment and Eliminations and Other is $4.5 million and $2.0 million in intercompany sales to the T/A Fibers segment for the quarters ended March 31, 2016 and 2015, respectively.

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
The Company conducted an internal investigation utilizing outside counsel. In the course of this internal investigation, the Company discovered instances of inappropriate conduct by certain German employees of Lydall Gerhardi. The Company disclosed its findings in an application for leniency submitted to the German Federal Cartel Office on July 22, 2014. The Company has taken, and will continue to take as necessary, remedial actions.
The German Federal Cartel Office has wide discretion in fixing the amount of a fine, up to a maximum fine of ten percent (10%) of the Company’s annual revenue of the year preceding the year in which the fine is imposed. The Company believes a loss is probable and that such loss may be incurred in 2016. However, in light of the uncertainties and variables involved, the Company remains unable to estimate the amount of the loss associated with this matter. There can be no assurance that this matter will not have a material adverse effect on the Company.
13. Changes in Accumulated Other Comprehensive Income (Loss)

The following table discloses the changes by classification within accumulated other comprehensive income (loss) for the periods ended March 31, 2016 and 2015:

In thousands	Foreign Currency Translation Adjustment	Defined Benefit Pension Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2014	$(6,586)	$(17,575)	$(24,161)
Other Comprehensive loss	(9,919)	—	(9,919)
Amounts reclassified from accumulated other comprehensive loss (a)	—	137	137
Balance at March 31, 2015	(16,505)	(17,438)	(33,943)
Balance at December 31, 2015	(16,920)	(17,665)	(34,585)
Other Comprehensive income	2,758	—	2,758
Amounts reclassified from accumulated other comprehensive loss (a)	—	146	146
Balance at March 31, 2016	$(14,162)	$(17,519)	$(31,681)

(a)
Amount represents amortization of actuarial losses, a component of net periodic benefit cost. This amount was $0.1 million, net of $0.1 million tax benefit for the quarters ended March 31, 2016 and 2015, respectively.

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

First Quarter 2016 Highlights

Below are financial highlights comparing Lydall’s quarter ended March 31, 2016 (“Q1 2016”) results to its quarter ended March 31, 2015 (“Q1 2015”) results:

•	Net sales were $129.7 million in Q1 2016, compared to $127.3 million in Q1 2015, an increase of $2.4 million, or 1.9%. The change in consolidated net sales is summarized in the following table.

Components	Change in Net Sales	Percent Change
Volume and pricing change	3,675	2.9%
Change in tooling sales	1,668	1.3%
Divestiture of Life Sciences Vital Fluids (January 30, 2015)	(1,671)	(1.3)%
Foreign currency translation	(1,278)	(1.0)%
Total	$2,394	1.9%

•
Gross margin increased 320 basis points to 25.0%, compared to 21.8% in Q1 2015 primarily due to lower raw material costs and improved mix of products. The T/A Fibers segment benefited from increased parts sales of $5.3 million, resulting in improved absorption of overhead costs, as well as lower raw material costs and other labor and overhead efficiencies. The Industrial Filtration segment was impacted by improved mix of products and lower raw material costs.

•	Operating income was $13.7 million, or 10.5% of net sales, compared to $10.1 million, or 7.9% of net sales, in Q1 2015;

-	Operating income and operating margin were positively impacted by improved gross margin compared to Q1 2015, principally led by the T/A Fibers and Industrial Filtration segments;
-
Operating income was negatively impacted by an increase in selling, product development and administrative expenses of $1.1 million, primarily due to increased salaries and benefits and professional services expense; and

-	Operating income from the Life Sciences Vital Fluids business, (reported as Other Products and Services), which was divested in the first quarter of 2015, was $0.1 million in Q1 2015.

•
Other income, net, in the first quarter of 2015 included foreign currency transaction gains of $1.0 million primarily from intercompany loans denominated in currencies other than the functional currencies of the Company's subsidiaries.

•
Effective tax rate was 33.1% compared to 35.9% in Q1 2015. As a result of the adoption of ASU No. 2016-09, the Company recognized a discrete tax benefit of $0.3 million in Q1 2016 related to excess tax benefits from stock award exercises and vesting.

•
Net income was $9.2 million, or $0.54 per diluted share, in Q1 2016, compared to $18.9 million, or $1.11 per diluted share, in Q1 2015, which included $0.69 per diluted share from the sale of the Life Sciences Vital Fluids business.

Liquidity

Cash balance was $69.5 million at March 31, 2016 compared to $75.9 million at December 31, 2015. In the first quarter of 2016 the Company paid back $10.0 million of debt outstanding on its amended credit facility. As of March 31, 2016, the Company had borrowing availability of $88.1 million under the Amended Credit Facility, net of standby letters of credit outstanding of $1.9 million.

Outlook

Looking into the balance of the second quarter, orders in the T/A Fibers and T/A Metals automotive segments remain strong and the Company continues to see signs of improved demand for air filtration products in its Performance Materials segment. In the Industrial Filtration segment, the Company expects some general softness in the power generation markets to persist, but expects to continue to benefit from the product mix shift from non-filtration products. From a liquidity standpoint, the Company has the ability to support organic growth programs, fund capital investments and pursue attractive acquisitions that will drive profitable growth.

Results of Operations

All of the following tabular comparisons, unless otherwise indicated, are for the quarters ended March 31, 2016 (Q1-16) and March 31, 2015 (Q1-15).

Net Sales

	Quarter Ended
In thousands	Q1-16	Q1-15	Percent Change
Net sales	$129,700	$127,306	1.9%

Net sales for the first quarter of 2016 increased by $2.4 million, or 1.9%, compared to the first quarter of 2015. The T/A Fibers segment reported growth in net sales of $4.7 million, or 15.2%, in the first quarter of 2016 compared to the first quarter of 2015, and the T/A Metals segment reported growth in net sales of $3.9 million, or 10.2%, including the negative impact of foreign currency translation of $0.5 million, or 1.2%. The Performance Materials segment reported growth in net sales of $1.3 million, or 5.3% in the first quarter of 2016 compared to the first quarter of 2015. The Industrial Filtration segment reported lower net sales of $3.0 million or 8.8%, including the negative impact of foreign currency translation of $0.7 million, or 2.0%, in the first quarter of 2016 compared to the first quarter of 2015. Net sales in the Life Sciences Vital Fluids business decreased by $1.7 million in the first quarter of 2016 compared to the first quarter of 2015 as the business was sold on January 30, 2015.

Cost of Sales

	Quarter Ended
In thousands of dollars	Q1-16	Q1-15	Percent Change
Cost of sales	$97,323	$99,606	(2.3)%

Cost of sales for the first quarter of 2016 decreased by $2.3 million, or 2.3%, compared to the first quarter of 2015. The decrease was primarily due to lower cost of sales of $3.8 million in the Industrial Filtration segment related to decreases in sales volume, lower raw material costs and mix of products in the first quarter of 2016 compared to the first quarter of 2015. Additionally, the Life Sciences Vital Fluids business reported lower cost of sales of $1.1 million in the first quarter of 2016 compared to the first quarter of 2015, as the business was sold on January 30, 2015. Foreign currency translation lowered cost of sales in the first quarter of 2016 compared to the first quarter of 2015 by $1.1 million, or 1.1%. These decreases were partially offset by increases in cost of sales in the T/A Metals, T/A Fibers and Performance Materials segments as a result of increases in sales volume across all three segments, and offset to some extent by lower raw material costs.

Gross Profit

	Quarter Ended
In thousands	Q1-16	Q1-15	Percent Change
Gross profit	$32,377	$27,700	16.9%
Gross margin	25.0%	21.8%

Gross margin for the first quarter of 2016 was 25.0% compared to 21.8% in the first quarter of 2015. Improved gross margin from the T/A Fibers segment as a result of lower raw material costs, favorable mix of product sales and improved absorption of fixed costs, favorably impacted consolidated gross margin by approximately 190 basis points. Gross margin improved in the Industrial Filtration segment as a result of favorable product mix and lower raw material costs favorably impacting consolidated gross margin by approximately 120 basis points. The T/A Metals segment negatively impacted consolidated gross margin by approximately 40 basis points primarily as a result of higher labor and overhead costs in the first quarter of 2016 compared to the first quarter of 2015.

Selling, Product Development and Administrative Expenses

	Quarter Ended
In thousands	Q1-16	Q1-15	Percent Change
Selling, product development and administrative expenses	$18,698	$17,622	6.1%
Percentage of sales	14.4%	13.8%

Selling, product development and administrative expenses for the first quarter of 2016 increased by $1.1 million compared to the first quarter of 2015. This increase was primarily due to increased salaries and benefits of $1.1 million, including an increase in stock based compensation of $0.5 million in the first quarter of 2016 compared to the first quarter of 2015. Additionally, professional service fees increased $0.4 million in the first quarter of 2016 compared to the first quarter of 2015. These increases were partially offset by lower selling, product development and administrative expenses of $0.4 million related to the Life Sciences Vital Fluids business as a result of the sale of that business on January 30, 2015.

 Interest Expense

	Quarter Ended
In thousands	Q1-16	Q1-15	Percent Change
Interest expense	$144	$222	(35.1)%
Weighted average interest rate	1.5%	1.3%

The decrease in interest expense for the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015 was due to lower average borrowings outstanding under the Company’s Amended Credit Facility for the quarter ended March 31, 2016 compared to borrowings outstanding for the quarter ended March 31, 2015.

Gain on Sale of Business

	Quarter Ended
In thousands	Q1-16	Q1-15	Dollar Change
Gain on sale of business	$—	$(18,647)	18,647

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

Other Income/Expense, net

	Quarter Ended
In thousands	Q1-16	Q1-15	Dollar Change
Other income, net	$(167)	$(1,022)	855

The decrease in other income, net, for the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015 was primarily related to lower foreign currency transaction gains associated with intercompany loans, partially offset by an increase in foreign currency transaction gains associated with trade payables and receivables, denominated in currencies other than the functional currencies of the Company's subsidiaries. In the first quarter of 2015, the Company settled certain intercompany loans that accounted for its largest foreign currency gains in that quarter.

Income Taxes

The Company’s effective tax rate for the first quarter of 2016 was 33.1% compared to an effective tax rate of 35.9% for the first quarter of 2015. The difference in the Company’s effective tax rate for the quarter ended March 31, 2016 compared to the quarter ended March 31, 2015 was primarily related to excess tax benefits from stock award exercises and vesting of $0.3 million, as a result of the adoption of ASU 2016-09 in the first quarter of 2016.
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
The Company’s effective tax rates in future periods could be affected by earnings being lower or higher than anticipated in countries where tax rates differ from the United States federal tax rate, the relative impact of permanent tax adjustments on higher or lower earnings from domestic operations, changes in net deferred tax asset valuation allowances, the impact of the completion of acquisitions or divestitures, changes in tax rates or tax laws and the completion of tax projects and audits.

Segment Results

The following tables present net sales information for the key product and service groups included within each operating segment as well as other products and services and operating income by segment, for the quarter ended March 31, 2016 compared with the quarter ended March 31, 2015:

Net sales by segment:

	Quarter Ended
In thousands	Q1-16	Q1-15	Dollar Change
Performance Materials Segment:
Filtration	$17,159	$15,067	$2,092
Thermal Insulation	6,275	7,485	(1,210)
Life Sciences Filtration	2,949	2,506	443
Performance Materials Segment net sales	26,383	25,058	1,325

Industrial Filtration Segment:
Industrial Filtration (1)	31,207	34,200	(2,993)
Industrial Filtration net sales	31,207	34,200	(2,993)

Thermal/Acoustical Metals Segment:
Metal parts	36,783	35,022	1,761
Tooling	5,214	3,093	2,121
Thermal/Acoustical Metals Segment net sales	41,997	38,115	3,882

Thermal/Acoustical Fibers Segment:
Fiber parts	35,677	30,411	5,266
Tooling	184	706	(522)
Thermal/Acoustical Fibers Segment net sales	35,861	31,117	4,744

Other Products and Services:
Life Sciences Vital Fluids (2)	—	1,671	(1,671)
Other Products and Services net sales	—	1,671	(1,671)
Eliminations and Other (1)	(5,748)	(2,855)	(2,893)
Consolidated Net Sales	$129,700	$127,306	$2,394

Operating income by segment:

	Quarter Ended
	Q1-16		Q1-15
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$2,138	8.1%	$1,306	5.2%	$832
Industrial Filtration	3,926	12.6%	3,154	9.2%	772
Thermal/Acoustical Metals	3,557	8.5%	3,581	9.4%	(24)
Thermal/Acoustical Fibers	10,324	28.8%	7,093	22.8%	3,231
Other Products and Services	—	—%	118	7.1%	(118)
Corporate Office Expenses	(6,266)		(5,174)		(1,092)
Consolidated Operating Income	$13,679	10.5%	$10,078	7.9%	$3,601

(1)
Included in the Industrial Filtration segment and Eliminations and Other is $4.5 million and $2.0 million in intercompany sales to the T/A Fibers segment for the quarters ended March 31, 2016 and 2015, respectively.

(2)	Other Products and Services reports results for the period preceding the date of disposition of January 30, 2015.

Performance Materials

Segment net sales increased $1.3 million, or 5.3%, in the first quarter of 2016 compared to the first quarter of 2015. The increase was primarily due to higher net sales of filtration products of approximately $2.1 million in the first quarter of 2016 compared to the first quarter of 2015, particularly in North America and Europe. Additionally, life sciences product net sales increased $0.4 million in the first quarter of 2016 compared to the first quarter of 2015. These increases were partially offset by lower sales of thermal insulation products of $1.2 million in the first quarter of 2016 compared to the first quarter of 2015, primarily the result of lower demand globally for cryogenic insulation products serving the liquid natural gas market which have been negatively impacted by lower oil prices. Foreign currency translation had a negative impact on sales of $0.2 million, or 0.6%, in the first quarter of 2016 compared to the first quarter of 2015.

The Performance Materials segment reported operating income of $2.1 million, or 8.1% of net sales, in the first quarter of 2016, compared to operating income of $1.3 million, or 5.2% of net sales, in the first quarter of 2015. The increase in operating income was primarily the result of higher gross profit of $0.5 million due to increased segment net sales and lower raw material costs. Segment selling, product development and administrative expenses decreased $0.4 million in the first quarter of 2016 compared to the first quarter of 2015, primarily related to lower salary and benefit expenses.

Industrial Filtration

Segment net sales decreased $3.0 million, or 8.8%, in the first quarter of 2016 compared to the first quarter of 2015. The decrease in segment net sales was primarily due to lower demand for Industrial Filtration products in North America in the power generation markets. These decreases were partially offset by higher net sales to the T/A Fibers segment of automotive rolled-good material for use in the T/A Fiber segment manufacturing process of approximately $2.5 million in the first quarter of 2016 compared to the first quarter of 2015. Foreign currency translation had a negative impact on sales of $0.7 million, or 2.0%, in the first quarter of 2016 compared to the first quarter of 2015.

The Industrial Filtration segment reported operating income of $3.9 million, or 12.6% of net sales, in the first quarter of 2016, compared to $3.2 million, or 9.2% of net sales, in the first quarter of 2015. The increase in operating income was due to higher gross profit of approximately $0.8 million as a result of favorable product mix and lower raw material costs in the first quarter of 2016 compared to the first quarter of 2015. Segment selling, product development and administrative expenses were flat compared to the prior year quarter but increased by 70 basis points as a percentage of segment net sales. Foreign currency translation had a minimal impact on operating income in the first quarter of 2016 compared to the first quarter of 2015.

Thermal/Acoustical Metals

Segment net sales increased $3.9 million, or 10.2%, in the first quarter of 2016, compared to the first quarter of 2015. Automotive parts net sales increased $1.8 million, or 5.0%, compared to the first quarter of 2015 primarily due to increased demand from customers served by the Company’s North American and Chinese automotive operations. Foreign currency translation had a negative impact on parts net sales of $0.4 million, or 1.1%, in the first quarter of 2016 compared to the first quarter of 2015. Tooling net sales increased $2.1 million, or 68.6%, compared to the first quarter of 2015 due to the timing of new product launches. Foreign currency translation had a negative impact on tooling net sales of $0.1 million, or 2.2%, in the first quarter of 2016 compared to the first quarter of 2015.

The T/A Metals segment reported operating income of $3.6 million, or 8.5% of net sales, in the first quarter of 2016, compared to operating income of $3.6 million, or 9.4% of net sales, in the first quarter of 2015. The decrease in operating income as a percentage of segment net sales was primarily due to lower gross margins of approximately 70 basis points due to higher labor and overhead costs offset to some extent by decreased raw material costs. Segment selling, product development and administrative expenses increased $0.4 million in the first quarter of 2016 compared to the first quarter of 2015 primarily related to higher salary and benefit expenses. Foreign currency translation had a minimal impact on operating income in the first quarter of 2016 compared to the first quarter of 2015.

Thermal/Acoustical Fibers

Segment net sales increased $4.8 million, or 15.2%, in the first quarter of 2016 compared to the first quarter of 2015. Automotive parts net sales increased $5.3 million, or 17.3%, in the first quarter of 2016 compared to the first quarter of 2015 due to higher consumer demand for vehicles in North America on Lydall's existing platforms and the first quarter of 2015 negatively impacted by a key customer bringing a plant back to full rate production after a planned shut-down. Tooling net sales decreased $0.5 million, or 73.9%, in the first quarter of 2016 compared to the first quarter of 2015 due to timing of new product launches.

The T/A Fibers segment reported operating income of $10.3 million, or 28.8% of net sales, in the first quarter of 2016, compared to operating income of $7.1 million, or 22.8% of net sales, in the first quarter of 2015. The increase in operating income was primarily attributable to increased parts net sales and gross margin improvement of approximately 660 basis points as a result of lower raw material costs, favorable mix of product sales, improved absorption of fixed costs and labor efficiencies. Segment selling, product development and administrative expenses increased $0.5 million compared to the prior year quarter primarily related to higher salaries and benefits of $0.3 million and an increase in other administrative expenses of $0.2 million.

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

As a result of the aforementioned sale of the Life Sciences Vital Fluids business in the first quarter of 2015, there were no reported sales or operating income for the first quarter of 2016. Life Sciences Vital Fluids reported net sales and operating income for the quarter ended March 31, 2015 of $1.7 million and $0.1 million, respectively.

Corporate Office Expenses

Corporate office expenses for the quarter ended March 31, 2016 were $6.3 million, compared to $5.2 million in the first quarter of 2015. The increase of $1.1 million was primarily due to increases in salaries and benefits costs of $0.6 million including stock based compensation costs of $0.4 million and in professional service expenses of $0.5 million in the first quarter of 2016 compared to the first quarter of 2015.

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

At March 31, 2016, the Company held $69.5 million in cash and cash equivalents, including $31.8 million in the U.S. with the remaining held by foreign subsidiaries.

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

Under the terms of the Amended Credit Facility, the lenders are providing a $100 million revolving credit facility to the Company, under which the lenders may make revolving loans and issue letters of credit to or for the benefit of the Company and its subsidiaries. The Company may request the Amended Credit Facility to be increased by an aggregate amount not to exceed $50 million through an accordion feature, subject to specified conditions.

The Amended Credit Facility contains a number of affirmative and negative covenants, including financial and operational covenants. The Company is required to meet a minimum interest coverage ratio. The interest coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBIT to Consolidated Interest Charges, both as defined in the Amended Credit Facility, may not be less than 2.0 to 1.0 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined in the Amended Credit Facility, as of the end of each fiscal quarter of no greater than 3.0 to 1.0. The Company must also meet minimum consolidated EBITDA as of the end of each fiscal quarter for the preceding 12 month period of $30.0 million. The Company was in compliance with all covenants at March 31, 2016 and December 31, 2015.

Interest is charged on borrowings at the Company’s option of either: (i) Base Rate plus the Applicable Rate, or (ii) the Eurodollar Rate plus the Applicable Rate. The Base Rate is a fluctuating rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by Bank of America, and (c) the Eurocurrency Rate plus 1.00%. The Eurocurrency Rate means (i) if denominated in LIBOR quoted currency, a fluctuating LIBOR per annum rate equal to the London Interbank Offered Rate; (ii) if denominated in Canadian Dollars, the rate per annum equal to the Canadian Dealer Offered Rate; or (iii) the rate per annum as designated with respect to such alternative currency at the time such alternative currency is approved by the Lenders. The Applicable Rate is determined based on the Company’s Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). The Applicable Rate added to the Base Rate Committed Loans ranges from 15 basis points to 100 basis points, and the Applicable Rate added to Eurocurrency Rate Committed Loans and Letters of Credit ranges from 75 basis points to 175 basis points. The Company pays a quarterly fee ranging from 20 basis points to 30 basis points on the unused portion of the $100 million available under the Amended Credit Agreement. At March 31, 2016, the Company had borrowing availability of $88.1 million under the Amended Credit Facility net of standby letters of credit outstanding of $1.9 million.

Operating Cash Flows

Net cash provided by operating activities in the first three months of 2016 was $12.8 million compared with net cash used for operating activities of $1.1 million in the first three months of 2015. In the first three months of 2016, net income and non-cash adjustments were $14.5 million compared to $3.6 million in the first three months of 2015. Since December 31, 2015, net operating assets and liabilities increased by $1.7 million, primarily due to increases of $10.4 million in accounts receivable and $4.1 million in inventory partially offset by increases of $7.3 million in accounts payable and $2.6 million in accrued taxes. The increase in accounts receivable was primarily due to the timing of sales in certain segments in the first quarter of 2016 compared to the fourth quarter of 2015. The increase in accounts payable was primarily driven by increased levels of inventory purchases and the timing of payments for capital expenditures. Net operating assets and liabilities in the first three months of 2015 increased by $4.7 million, primarily due to an increase of $12.0 million in accounts receivable and $6.5 million in inventory partially offset by increases of $3.6 million in accounts payable and $9.0 million in accrued taxes.

Investing Cash Flows

In the first three months of 2016, net cash used for investing activities was $9.6 million compared to net cash provided by investing activities of $21.0 million in the first three months of 2015. Investing activities in the first three months of 2016 consisted of cash outflows of $9.6 million for capital expenditures primarily within the Company's Thermal/Acoustical Fibers and Thermal/Acoustical Metals segments. Cash provided by investing activities in the first three months of 2015 consisted of cash proceeds of $28.4 million associated with the sale of the Life Sciences Vital Fluids business, net of transaction expenses and cash outflow of $7.4 million for capital expenditures. Capital spending for the full-year 2016 is expected to be approximately $25 million to $30 million.

Financing Cash Flows

In the first three months of 2016, net cash used for financing activities was $10.5 million compared to $6.5 million in the first three months of 2015. Debt repayments were $10.1 million and $0.1 million for the first three months of 2016 and 2015, respectively as the Company paid back $10.0 million of debt outstanding on its amended credit facility during the first quarter of 2016. The Company acquired $0.7 million in company stock through its equity compensation plans during the first quarter of 2016 and $7.2 million in company stock through its stock repurchase and equity compensation plans during the first three months of 2015. The Company received $0.3 million from the exercise of stock options in the first three months of 2016, compared to $0.6 million in the first three months of 2015.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Footnote 1 of the “Notes to Consolidated Financial Statements” and Critical Accounting Estimates in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the quarter or three months ended March 31, 2016.

The Company continues to monitor the recoverability of the long-lived assets at the Company’s DSM Solutech B.V. (“Solutech”) operation as a result of historical operating losses and negative cash flows. Future cash flows are dependent on the success of commercialization efforts of Solutech products by OEMs, and management’s ability to manage costs. During March 2016, the Solutech operation became aware of a reduction of demand with certain customers that impacts the outlook for both its Arioso and Solupor membrane product lines that prompted management to adjust its long term revenue projections. These events resulted in a net decrease in forecasted revenue and cash flows. Based on these events and combined with historical operating losses, the Company determined that it was appropriate to test the Solutech asset group for recoverability as of March 31, 2016.

Patents, with a remaining useful life of approximately 8 years, and machinery and equipment primarily comprise the carrying value of the asset group of $1.9 million. To determine the recoverability of the Solutech asset group the Company completed an undiscounted cash flow analysis and compared it to the asset group carrying value. This analysis was primarily dependent on the expectations for net sales over the period when the business has technological exclusivity provided by its patents. Future cash flows are dependent on the success of commercialization efforts of Solutech products by OEMs, the quality of Solutech products and technology advancements and management’s ability to manage costs.

The impairment test concluded that the Solutech asset group was not recoverable as the resulting undiscounted cash flows were less than their carrying amount. Accordingly, in accordance with ASC 360 “Impairment of Long-Lived Assets,” the Company estimated the fair value of the Solutech long-lived assets and, based on these fair value estimates, determined that the long-lived assets were not impaired. Looking forward, a marginal reduction in expected future revenue or the inability to manage identified cost cutting measures could result in an impairment charge. In the event that Solutech’s cash flows in the future do not meet current expectations, management, based upon conditions at the time, would consider taking actions as necessary to improve cash flow. A thorough analysis of all the facts and circumstances existing at the time would need to be performed to determine if recording an impairment loss was appropriate.

Determining fair value is judgmental in nature and requires the use of significant estimates and assumptions considered to be Level 3 inputs including royalty rates, long-term growth rates and discount rates. The fair value of the Solutech patents, was determined using the relief from royalty method, which is a form of the income approach that focused on the level of royalty payments that the user of an intangible asset would have to pay a third party for the use of the asset if it were not owned by the user. Under this approach, revenue associated with the associated technology was projected over the expected remaining useful life of the asset, with a royalty rate applied to the expected revenue. The estimated fair value of machinery and equipment was based on the cost approach. Under the cost approach, the determination of fair value considered the replacement cost of the assets with adjustments in value for physical deterioration, functional obsolescence, and economic obsolescence, all Level 3 inputs.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

Lydall’s limited market risk exposures relate to changes in foreign currency exchange rates and interest rates.

Foreign Currency Risk

The Company has operations in Germany, France, the United Kingdom, the Netherlands, and China, in addition to the United States. As a result of this, the Company’s financial results are affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets where the Company manufactures and distributes its products. The Company’s currency exposure is to the US Dollar, the Euro, the British Pound Sterling, the Japanese Yen, the Chinese Yuan, and the Hong Kong Dollar. The Company’s foreign and domestic operations limit foreign currency exchange transaction risk by completing transactions in local functional currencies, whenever practicable. The Company may periodically enter into foreign currency forward exchange contracts to mitigate exposure to foreign currency volatility. In addition, the Company utilizes bank loans and other debt instruments throughout its operations. To mitigate foreign currency risk, such debt is denominated primarily in the functional currency of the operation maintaining the debt.
The Company also has exposure to fluctuations in currency risk on intercompany loans that the Company makes to certain of its subsidiaries. The Company may periodically enter into foreign currency forward contracts which are intended to offset the impact of foreign currency movements on the underlying intercompany loan obligations.

Interest Rate Risk

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impact interest paid on its debt. In February 2014, the Company borrowed $60.0 million from its Amended Credit Facility to fund the Industrial Filtration acquisition. The Company has debt with variable rates of interest based generally on LIBOR. Increases in interest rates could therefore significantly increase the associated interest payments that the Company is required to make on this debt. From time to time, the Company may enter into interest rate swap agreements to manage interest rate risk. The Company has assessed its exposure to changes in interest rates by analyzing the sensitivity to Lydall’s earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on the $10.0 million outstanding borrowings as of March 31, 2016, the Company’s net income would decrease by an estimated $0.1 million over a twelve-month period.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer (the “CEO”) and the Executive Vice President and Chief Financial Officer (the "CFO"), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"), and that such information is accumulated and communicated to management of the Company, with the participation of its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2016 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
The Company conducted an internal investigation utilizing outside counsel. In the course of this internal investigation, the Company discovered instances of inappropriate conduct by certain German employees of Lydall Gerhardi. The Company disclosed its findings in an application for leniency submitted to the German Federal Cartel Office on July 22, 2014. The Company has taken, and will continue to take as necessary, remedial actions.
The German Federal Cartel Office has wide discretion in fixing the amount of a fine, up to a maximum fine of ten percent (10%) of the Company’s annual revenue of the year preceding the year in which the fine is imposed. The Company believes a loss is probable and that such loss may be incurred in 2016. However, in light of the uncertainties and variables involved, the Company remains unable to estimate the amount of the loss associated with this matter. There can be no assurance that this matter will not have a material adverse effect on the Company.

Item 1A.	Risk Factors

See Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as updated by Part I, Item 1. Legal Proceedings of this report. The risks described in the Annual Report on Form 10-K, and the “Cautionary Note Concerning Forward-Looking Statements” in this report, are not the only risks faced by the Company. Additional risks and uncertainties not currently known or that are currently judged to be immaterial may also materially affect the Company’s business, financial position, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2016, the Company acquired 26,842 shares of common stock through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, which allow the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
January 1, 2016 - January 31, 2016	—	$—	—	—
February 1, 2016 - February 29, 2016	26,842	$27.63	—	—
March 1, 2016 - March 31, 2016	—	$—	—	—
	26,842	$27.63	—	—

Item 5.	Other Information

Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the Company held on April 29, 2016, stockholders voted on three proposals presented to them for consideration:

1. Election of Nominees to the Board of Directors

The following nominees were elected to the Company’s Board of Directors to serve until the next annual meeting to be held in 2017 and until their successors are duly elected and qualified. The results of the voting were as follows:

Director	For	Withheld	Broker Non-Votes
Dale G. Barnhart	14,598,065	206,766	981,974
Kathleen Burdett	13,625,410	1,179,421	981,974
W. Leslie Duffy	13,667,825	1,137,006	981,974
Matthew T. Farrell	14,597,967	206,864	981,974
Marc T. Giles	13,717,251	1,087,580	981,974
William D. Gurley	13,636,331	1,168,500	981,974
Suzanne Hammett	14,586,325	218,506	981,974
S. Carl Soderstorm, Jr.	12,539,023	2,265,808	981,974

2. Advisory Vote on Executive Compensation

Stockholders approved, on an advisory basis, the executive compensation of the Company’s named executive officers. The results of the voting were as follows:

For	14,716,091
Against	76,245
Abstain	12,495
Broker Non-Votes	981,974

3. Ratification of Appointment of Independent Auditors

Stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for fiscal year 2016. The results of the voting were as follows:

For	15,495,930
Against	256,135
Abstain	34,740

Item 6.	Exhibits

Exhibit Number	Description

10.1
Lydall, Inc. Annual Incentive Performance Program adopted March 30, 2016 and effective January 1, 2016, filed as Exhibit 99.1 to the Registrant's Form 8-K dated April 1, 2016 and incorporated herein by reference.

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

LYDALL, INC.

May 3, 2016	By:	/s/ Scott M. Deakin

Scott M. Deakin Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

LYDALL, INC.
Index to Exhibits

Exhibit Number	Description

10.1
Lydall, Inc. Annual Incentive Performance Program adopted March 30, 2016 and effective January 1, 2016, filed as Exhibit 99.1 to the Registrant's Form 8-K dated April 1, 2016 and incorporated herein by reference.

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