Form 10-Q
period 2016-06-30
LYDALL INC /DE/
filed 2016-08-02
CIK 60977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $ .01 par value per share.

Total Shares outstanding July 21, 2016	17,141,383

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current assumptions relating to the Company’s business, the economy and future conditions. Forward-looking statements generally can be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “forecasts,” “predicts,” “targets,” “prospects,” “strategy,” “signs” and other words of similar meaning in connection with the discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash and other measures of financial performance. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Forward-looking statements in this Quarterly Report on Form 10-Q include, among others, statements relating to:

•	Overall economic and business conditions and the effects on the Company’s markets;

•	Outlook for the third quarter and remainder of 2016;

•	Expected vehicle production in the North American, European or Asian markets;

•	Growth opportunities in markets served by the Company;

•	Ability to integrate the Texel business which was acquired in the third quarter of 2016;

•	Expected future financial and operating performance of Texel;

•	Expected gross margin, operating margin and working capital improvements from the application of Lean Six Sigma;

•	Product development and new business opportunities;

•	Future strategic transactions, including but not limited to: acquisitions, joint ventures, alliances, licensing agreements and divestitures;

•	Pension plan funding;

•	Future cash flow and uses of cash;

•	Future amounts of stock-based compensation expense;

•	Future earnings and other measurements of financial performance;

•	Ability to meet cash operating requirements;

•	Future levels of indebtedness and capital spending;

•	Ability to meet financial covenants in the Company's amended credit facility;

•	Future impact of the variability of interest rates and foreign currency exchange rates;

•	Expected future impact of recently issued accounting pronouncements upon adoption;

•	Future effective income tax rates and realization of deferred tax assets;

•	Estimates of fair values of reporting units and long-lived assets used in assessing goodwill and long-lived assets for possible impairment; and

•	The expected outcomes of legal proceedings and other contingencies.

All forward-looking statements are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements made in this Quarterly Report on Form 10-Q, as well as in press releases and other statements made from time to time by the Company’s authorized officers. Such risks and uncertainties include, among others, worldwide economic cycles that affect the markets which the Company’s businesses serve, which could have an effect on demand for the Company’s products and impact the Company’s profitability; disruptions in the global credit and financial markets, including diminished liquidity and credit availability; the uncertainty surrounding the implementation and effect Brexit will have on the Company's operations in the United Kingdom; challenges in the integration of the Texel acquisition; swings in consumer confidence and spending; unstable economic growth; volatility in foreign currency exchange rates; raw material pricing and supply issues; fluctuations in unemployment rates; retention of key employees; increases in fuel prices; and outcomes of legal proceedings, claims and investigations, and with respect to possible violations of German anti-trust laws by employees in the Company's German operation; as well as other risks and uncertainties identified in Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q, and Part I, Item 1A - Risk Factors of Lydall’s Annual Report on Form 10-K for the year ended December 31, 2015. The Company does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

	Quarter Ended June 30,
	2016	2015
	(Unaudited)
Net sales	$137,235	$134,561
Cost of sales	101,245	100,672
Gross profit	35,990	33,889
Selling, product development and administrative expenses	20,468	16,860
Operating income	15,522	17,029
Interest expense	110	186
Other (income) expense, net	(499)	553
Income before income taxes	15,911	16,290
Income tax expense	5,098	5,473
Net income	$10,813	$10,817
Earnings per share:
Basic	$0.64	$0.65
Diluted	$0.63	$0.64
Weighted average number of common shares outstanding:
Basic	16,864	16,681
Diluted	17,074	16,948

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

	Six Months Ended June 30,
	2016	2015
	(Unaudited)
Net sales	$266,935	$261,867
Cost of sales	198,568	200,278
Gross profit	68,367	61,589
Selling, product development and administrative expenses	39,166	34,482
Operating income	29,201	27,107
Gain on sale of business	—	(18,647)
Interest expense	254	408
Other income, net	(666)	(469)
Income before income taxes	29,613	45,815
Income tax expense	9,631	16,061
Net income	$19,982	$29,754
Earnings per share:
Basic	$1.19	$1.78
Diluted	$1.17	$1.74
Weighted average number of common shares outstanding:
Basic	16,844	16,759
Diluted	17,036	17,055

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net income	$10,813	$10,817	$19,982	$29,754
Other comprehensive income:
Foreign currency translation adjustments	(4,026)	3,932	(1,268)	(5,987)
Pension liability adjustment, net of tax	139	137	285	274
Comprehensive income	$6,926	$14,886	$18,999	$24,041

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82,715	$75,909
Accounts receivable, less allowances (2016 - $1,666; 2015 - $1,251)	92,905	82,149
Inventories	47,057	46,530
Taxes receivable	3,152	4,194
Prepaid expenses	2,613	3,009
Other current assets	2,855	7,512
Total current assets	231,297	219,303
Property, plant and equipment, at cost	315,308	302,618
Accumulated depreciation	(197,094)	(188,185)
Net, property, plant and equipment	118,214	114,433
Goodwill	16,929	16,841
Other intangible assets, net	5,063	5,399
Other assets, net	1,920	2,284
Total assets	$373,423	$358,260
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$55	$323
Accounts payable	47,141	42,470
Accrued payroll and other compensation	13,130	10,210
Accrued taxes	1,601	1,200
Other accrued liabilities	8,468	6,797
Total current liabilities	70,395	61,000
Long-term debt	10,135	20,156
Deferred tax liabilities	10,059	14,997
Benefit plan liabilities	14,196	14,222
Other long-term liabilities	2,699	2,660

Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock	—	—
Common stock	248	247
Capital in excess of par value	79,280	76,746
Retained earnings	308,261	288,358
Accumulated other comprehensive loss	(35,568)	(34,585)
Treasury stock, at cost	(86,282)	(85,541)
Total stockholders’ equity	265,939	245,225
Total liabilities and stockholders’ equity	$373,423	$358,260

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net income	$19,982	$29,754
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of business	—	(18,647)
Depreciation and amortization	8,634	8,637
Deferred income taxes	(553)	(981)
Stock based compensation	2,074	1,464
Loss on disposition of property, plant and equipment	—	222
Changes in operating assets and liabilities:
Accounts receivable	(11,294)	(13,659)
Inventories	(704)	(7,924)
Accounts payable	8,226	2,009
Accrued payroll and other compensation	2,859	(2,818)
Accrued taxes	492	3,261
Other, net	3,691	3,177
Net cash provided by operating activities	33,407	4,495
Cash flows from investing activities:
Proceeds from the sale of business, net	—	28,550
Capital expenditures	(15,549)	(11,678)
Net cash (used for) provided by investing activities	(15,549)	16,872
Cash flows from financing activities:
Debt repayments	(10,297)	(282)
Common stock issued	404	1,055
Common stock repurchased	(710)	(8,450)
Excess tax benefit on stock awards	—	485
Net cash used for financing activities	(10,603)	(7,192)
Effect of exchange rate changes on cash	(449)	(1,950)
Increase in cash and cash equivalents	6,806	12,225
Cash and cash equivalents at beginning of period	75,909	62,051
Cash and cash equivalents at end of period	$82,715	$74,276

Non-cash capital expenditures of $2.7 million and $2.4 million were included in accounts payable at June 30, 2016 and 2015, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	Basis of Financial Statement Presentation

Description of Business

Lydall, Inc. and its subsidiaries (the “Company” or “Lydall”) design and manufacture specialty engineered nonwoven filtration media, industrial thermal insulating solutions, and thermal and acoustical barriers for filtration/separation and heat abatement and sound dampening applications.

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

Recent Accounting Pronouncements

In June 2014, the FASB issued ASU No. 2014-12, “Compensation - Stock Compensation (Topic 718): Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could be Achieved after the Requisite Service Period". This ASU affects entities that grant their employees share-based payments in which terms of the award provide that a performance target that affects vesting could be achieved after the requisite service period. The amendments in this ASU require that a performance target that affects vesting and that could be achieved after the requisite service period be treated as a performance condition. This ASU was effective for fiscal years beginning after December 15, 2015. The adoption of this ASU did not have any impact on the Company's consolidated financial statements and disclosures.

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

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. This ASU is effective for fiscal years beginning after December 15, 2016 and early adoption is permitted. The Company adopted this accounting standard update in the first quarter of 2016, effective January 1, 2016. As a result of the adoption of this ASU, the Company recognized excess tax benefits from stock award exercises and vesting as a discrete tax benefit of $0.3 million during the first quarter ended March 31, 2016. In addition, as a result of this change, excess tax benefits were excluded from the calculation of assumed proceeds in the Company’s calculation of diluted weighted shares. The Company applied these changes prospectively, and therefore prior periods have not been adjusted. As permitted by this ASU, the Company has made an accounting policy election to record forfeitures as they occur rather than estimating expected forfeitures and, as a result, the cumulative effect of this change in accounting principle of $0.1 million was recorded as an adjustment to retained earnings as of January 1, 2016. The ASU permits equity classification of awards for tax withholding up to the maximum individual tax rate in a given jurisdiction for the net settlement of an award. The Company is currently evaluating its policy on tax withholding for award net settlement.

In March 2016, the FASB issued ASU No. 2016-10, "Revenue from Contracts with Customers (Topic 606): Identifying Performance Obligations and Licensing", which reduces the complexity when applying the guidance for identifying performance obligations and improves the operability and understandability of the license implementation guidance. In May 2016, the FASB issued ASU No. 2016-12, "Revenue from Contracts with Customers (Topic 606): Narrow-Scope Improvements and Practical Expedients", which amends the guidance on transition, collectability, non-cash consideration and the presentation of sales and other similar taxes. The effective date for this ASU is the same as the effective date for ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". In August 2015, the FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date", which deferred the effective date of ASU 2014-09 to fiscal years beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted for fiscal years beginning after December 15, 2016. The Company is currently evaluating the method and impact the adoption of these ASUs will have on the Company’s consolidated financial statements and disclosures.

In June 2016, the FASB issued ASU No. 2016-13, "Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Statements", which requires entities to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts.  Entities will now use forward-looking information to better form their credit loss estimates.  The ASU also requires enhanced disclosures to help financial statement users better understand significant estimates and judgments used in estimating credit losses.  The broad scope of this ASU includes trade receivables. This ASU is effective for fiscal years beginning after December 15, 2019. Early adoption is permitted beginning after December 15, 2018.  The Company is currently evaluating the method and impact the adoption of ASU 2016-13 will have on the Company’s consolidated financial statements and disclosures.

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

3. Inventories

Inventories as of June 30, 2016 and December 31, 2015 were as follows:

In thousands	June 30, 2016	December 31, 2015
Raw materials	$19,659	$17,128
Work in process	14,062	14,670
Finished goods	13,965	15,048
	47,686	46,846
Less: Progress billings	(629)	(316)
Total inventories	$47,057	$46,530

Included in work in process is gross tooling inventory of $7.5 million and $9.5 million at June 30, 2016 and December 31, 2015, respectively. Tooling inventory, net of progress billings, was $6.9 million and $9.2 million at June 30, 2016 and December 31, 2015, respectively.

4. Goodwill and Other Intangible Assets

Goodwill:

The Company tests its goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value may exceed its fair value.

The changes in the carrying amount of goodwill by segment as of and for the quarter ended June 30, 2016 were as follows:

	December 31, 2015	Currency translation adjustments	Other Activity	June 30, 2016
In thousands
Performance Materials	$12,898	$88	$—	$12,986
Industrial Filtration	3,943	—	—	3,943
Total goodwill	$16,841	$88	$—	$16,929

Other Intangible Assets:

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other intangible assets, net” in the Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015:

	June 30, 2016		December 31, 2015
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
License agreements	$606	$(606)	$771	$(771)
Technology	2,500	(393)	2,500	(310)
Customer Relationships	2,331	(502)	2,412	(411)
Patents	4,217	(3,396)	4,137	(3,272)
Other	611	(305)	612	(269)
Total amortized intangible assets	$10,265	$(5,202)	$10,432	$(5,033)

5. Long-term Debt and Financing Arrangements

On July 7, 2016, the Company amended its $100.0 million senior secured revolving credit facility (“Amended Credit Facility”) which increased the available borrowing from $100 million to $175 million, added a fourth lender and extended the maturity date to July 7, 2021. The Amended Credit Facility is secured by substantially all of the assets of the Company.

Under the terms of the Amended Credit Facility, the lenders are providing a $175 million revolving credit facility to the Company, under which the lenders may make revolving loans and issue letters of credit to or for the benefit of the Company and its subsidiaries. The Company may request the Amended Credit Facility be increased by an aggregate amount not to exceed $50 million through an accordion feature, subject to specified conditions.

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

Interest is charged on borrowings at the Company’s option of either: (i) Base Rate plus the Applicable Rate, or (ii) the Eurodollar Rate plus the Applicable Rate. The Base Rate is a fluctuating rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by Bank of America, and (c) the Eurocurrency Rate plus 1.00%. The Eurocurrency Rate means (i) if denominated in LIBOR quoted currency, a fluctuating LIBOR per annum rate equal to the London Interbank Offered Rate; (ii) if denominated in Canadian Dollars, the rate per annum equal to the Canadian Dealer Offered Rate; or (iii) the rate per annum as designated with respect to such alternative currency at the time such alternative currency is approved by the Lenders. The Applicable Rate is determined based on the Company’s Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). The Applicable Rate added to the Base Rate Committed Loans ranges from 15 basis points to 100 basis points, and the Applicable Rate added to Eurocurrency Rate Committed Loans and Letters of Credit ranges from 75 basis points to 175 basis points. The Company pays a quarterly fee ranging from 17.5 basis points to 30 basis points on the unused portion of the $175 million available under the Amended Credit Facility.

At June 30, 2016, the Company had borrowing availability of $88.1 million under the $100.0 million Amended Credit Facility net of standby letters of credit outstanding of $1.9 million. The Company was in compliance with all covenants at June 30, 2016 and December 31, 2015.

The Company has a capital lease agreement for the land and building at the St. Nazaire, France operating facility, included in the Thermal/Acoustical Metals segment, requiring monthly principal and interest payments through July 2016. The capital lease provides an option for the Company to purchase the land and building at the end of the lease for a nominal amount. In the third quarter of 2016, the Company exercised its option to purchase the land and building.

Total outstanding debt consists of:

			June 30,	December 31,
In thousands	Effective Rate	Maturity	2016	2015
Revolver Loan, due January 31, 2019	1.20%	2019	$10,000	$20,000
Capital Lease, land and building, St. Nazaire, France	5.44%	2016	11	277
Capital Lease, manufacturing equipment, Hamptonville, North Carolina	5.00%	2017	5	9
Capital Lease, manufacturing equipment, Hamptonville, North Carolina	1.65%	2020	174	193
			10,190	20,479
Less portion due within one year			(55)	(323)
Total long-term debt			$10,135	$20,156

The carrying value of the Company’s $100.0 million Amended Credit Facility approximates fair value given the variable rate nature of the debt. This debt would be classified as a Level 2 liability within the fair value hierarchy.

The weighted average interest rate on long-term debt was 1.4% for the six months ended June 30, 2016 and 1.3% for the year ended December 31, 2015.

6. Equity Compensation Plans

As of June 30, 2016, the Company’s equity compensation plans consisted of the 2003 Stock Incentive Compensation Plan (the “2003 Plan”) and the 2012 Stock Incentive Plan (the “2012 Plan” and together with the 2003 Plan, the “Plans”) under which incentive and non-qualified stock options and time and performance based restricted shares have been granted to employees and directors from authorized but unissued shares of common stock or treasury shares. The 2003 Plan is not active, but continues to govern all outstanding awards granted under the plan until the awards themselves are exercised or terminate in accordance with their terms. The 2012 Plan, approved by shareholders on April 27, 2012, authorizes 1.75 million shares of common stock for awards. The 2012 Plan also authorizes an additional 1.2 million shares of common stock to the extent awards granted under prior stock plans that were outstanding as of April 27, 2012 are forfeited. The 2012 Plan provides for the following types of awards: options, restricted stock, restricted stock units and other stock-based awards.

The Company accounts for the expense of all share-based compensation by measuring the awards at fair value on the date of grant. The Company recognizes expense on a straight-line basis over the vesting period of the entire award. Options issued by the Company under its stock option plans have a term of ten years and generally vest ratably over a period of three to four years. Time-based restricted stock grants are expensed over the vesting period of the award, which is typically two to four years. The number of performance based restricted shares that vest or forfeit depend upon achievement of certain targets during the performance period. Prior to January 1, 2016, stock compensation expense included estimated effects of forfeitures. Upon adoption of ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, in the first quarter of 2016, an accounting policy election was made to account for forfeitures as they occur. Compensation expense for performance based awards is recorded based upon the service period and management’s assessment of the probability of achieving the performance goals and will be adjusted based upon actual achievement.

The Company incurred equity compensation expense of $0.9 million and $0.8 million for the quarters ended June 30, 2016 and June 30, 2015, respectively, and $2.1 million and $1.5 million for the six months ended June 30, 2016 and June 30, 2015, respectively, for the Plans, including restricted stock awards. No equity compensation costs were capitalized as part of inventory.

Stock Options

The following table is a summary of outstanding and exercisable options as of June 30, 2016:

In thousands except per share amounts and years	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at June 30, 2016	438	$20.98	7.0	$7,694
Exercisable at June 30, 2016	217	$12.43	5.2	$5,658
Unvested at June 30, 2016	221	$29.35	8.7	$2,036

There were no stock options granted and 9,313 stock options exercised during the quarter ended June 30, 2016 and 18,300 stock options granted and 27,639 stock options exercised during the six months ended June 30, 2016. The amount of cash received from the exercise of stock options was $0.1 million during the quarter ended June 30, 2016 and $0.4 million during the six months ended June 30, 2016. The intrinsic value of stock options exercised was $0.3 million with a minimal tax benefit during the quarter ended June 30, 2016 and the intrinsic value of stock options exercised was $0.6 million with a tax benefit of $0.1 million during the six months ended June 30, 2016. There were no stock options granted and 42,464 stock options exercised during the quarter ended June 30, 2015 and no stock options granted and 102,046 stock options exercised during the six months ended June 30, 2015. The amount of cash received from the exercise of stock options was $0.5 million during the quarter ended June 30, 2015 and $1.1 million during the six months ended June 30, 2015. The intrinsic value of stock options exercised was $0.7 million with a tax benefit of $0.3 million during the quarter ended June 30, 2015 and the intrinsic value of stock options exercised was $1.9 million with a tax benefit of $0.6 million during the six months ended June 30, 2015. At June 30, 2016, the total unrecognized compensation cost related to non-vested stock option awards was approximately $2.3 million, with a weighted average expected amortization period of 2.9 years.

Restricted Stock

Restricted stock includes both performance-based and time-based awards. There were no time-based restricted shares granted during the quarter ended June 30, 2016 and 7,930 time-based restricted shares granted during the six months ended June 30, 2016. There were no performance-based restricted shares granted during the quarter ended June 30, 2016, and 7,380 performance shares which have a 2018 earnings per share target, granted in the six months ended June 30, 2016. There were no performance-based shares that vested during the quarter ended June 30, 2016 and there were 65,087 performance-based restricted shares that vested in the six months ended June 30, 2016 in accordance with Plan provisions. There were no time-based restricted shares that vested during the quarter ended June 30, 2016 and there were 8,129 time-based shares that vested during the six months ended June 30, 2016. There were no time-based or performance-based restricted shares granted during the quarter and six months ended June 30, 2015. There were no performance-based shares that vested during the quarter and six months ended June 30, 2015. There were 10,321 time-based shares that vested during the six months ended June 30, 2015. At June 30, 2016, there were 264,373 unvested restricted stock awards with total unrecognized compensation cost related to these awards of $3.6 million with a weighted average expected amortization period of 2.0 years. Compensation expense for performance based awards is recorded based on the service period and management’s assessment of the probability of achieving the performance goals.

7. Stock Repurchases

During the six months ended June 30, 2016, the Company purchased 26,842 shares of common stock valued at $0.7 million, through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, which allow the Company to withhold the number of shares having fair value equal to each recipient’s minimum tax withholding due.

8. Employer Sponsored Benefit Plans

As of June 30, 2016, the Company maintains a defined benefit pension plan that covers certain domestic Lydall employees (“domestic pension plan”) that is closed to new employees and benefits are no longer accruing. The domestic pension plan is noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in the plan.

The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes.

The Company expects to contribute approximately $3.6 million in cash to its domestic pension plan in 2016. There were no contributions made during the second quarter and six months ended June 30, 2016. Contributions of $0.3 million were made during the second quarter and six months ended June 30, 2015.

The following is a summary of the components of net periodic benefit cost, which is recorded primarily within selling, product development and administrative expenses, for the domestic pension plan for the quarters and six months ended June 30, 2016 and 2015:

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2016	2015	2016	2015
Components of net periodic benefit cost
Interest cost	$535	$517	$1,070	$1,033
Expected return on assets	(605)	(590)	(1,210)	(1,180)
Amortization of actuarial loss	234	224	467	449
Net periodic benefit cost	$164	$151	$327	$302

9. Income Taxes

The Company’s effective tax rate was 32.0% and 33.6% for the quarters ended June 30, 2016 and 2015, respectively, and 32.5% and 35.1% for the six months ended June 30, 2016 and 2015, respectively. The difference in the Company’s effective tax rate for the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015 was primarily due to a more favorable mix of earnings derived from countries with lower tax rates compared to that of the United States. The difference in the Company's effective tax rate for the six months ended June 30 2016 compared to the six months ended June 30, 2015 was primarily due to discrete tax benefits of $0.3 million related to stock option exercises and restricted stock vesting in the first quarter of 2016 and nonrecurring discrete taxes in the first quarter of 2015 relating to the divestiture of the Life Sciences Vital Fluids business.
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
10. Earnings Per Share

For the quarters and six months ended June 30, 2016 and 2015, basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method as long as their effect is not antidilutive.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2016	2015	2016	2015
Basic average common shares outstanding	16,864	16,681	16,844	16,759
Effect of dilutive options and restricted stock awards	210	267	192	296
Diluted average common shares outstanding	17,074	16,948	17,036	17,055

For each of the quarters ended June 30, 2016 and 2015, stock options for 0.1 million shares of Common Stock were not considered in computing diluted earnings per common share because they were antidilutive.

For the six months ended June 30, 2016 and 2015, stock options for 0.2 million and 0.1 million shares of common stock, respectively, were not considered in computing diluted earnings per common share because they were antidilutive.

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

Industrial Filtration Segment

The Industrial Filtration segment includes nonwoven felt media and filter bags used primarily in industrial air and liquid filtration applications. Nonwoven filter media is the most commonly used filter technology to satisfy increasing emission control regulations in a wide range of industries, including power, cement, steel, asphalt, incineration, mining, food, and pharmaceutical. The business also produces nonwoven rolled-good media that is used in other commercial applications and media for automotive applications that is supplied to the Company's Thermal/Acoustical Fibers segment.

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

Beginning with 2016 third quarter reporting, Lydall’s Industrial Filtration operating segment will be renamed Technical Nonwovens and will include Texel, which was acquired on July 7, 2016.

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

The tables below present net sales and operating income by segment for the quarters and six months ended June 30, 2016 and 2015, and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

Consolidated net sales by segment:

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2016	2015	2016	2015
Performance Materials Segment:
Filtration	$18,657	$16,476	$35,816	$31,543
Thermal Insulation	7,214	7,039	13,489	14,524
Life Sciences Filtration	4,095	2,517	7,044	5,023
Performance Materials Segment net sales	29,966	26,032	56,349	51,090

Industrial Filtration Segment:
Industrial Filtration (1)	27,840	35,902	59,047	70,102
Industrial Filtration net sales	27,840	35,902	59,047	70,102

Thermal/Acoustical Metals Segment:
Metal parts	41,053	36,359	77,836	71,381
Tooling	4,192	5,073	9,406	8,166
Thermal/Acoustical Metals Segment net sales	45,245	41,432	87,242	79,547

Thermal/Acoustical Fibers Segment:
Fiber parts	36,934	35,287	72,611	65,698
Tooling	3,234	183	3,418	889
Thermal/Acoustical Fibers Segment net sales	40,168	35,470	76,029	66,587

Other Products and Services:
Life Sciences Vital Fluids (2)	—	—	—	1,671
Other Products and Services net sales	—	—	—	1,671
Eliminations and Other (1)	(5,984)	(4,275)	(11,732)	(7,130)
Consolidated Net Sales	$137,235	$134,561	$266,935	$261,867

Operating income by segment:

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2016	2015	2016	2015
Performance Materials	$4,681	$2,265	$6,819	$3,571
Industrial Filtration	3,219	4,552	7,145	7,706
Thermal/Acoustical Metals	4,082	4,853	7,639	8,434
Thermal/Acoustical Fibers	10,630	10,544	20,954	17,637
Other Products and Services (2)	—	—	—	118
Corporate Office Expenses	(7,090)	(5,185)	(13,356)	(10,359)
Consolidated Operating Income	$15,522	$17,029	$29,201	$27,107

(1)
Included in the Industrial Filtration segment and Eliminations and Other is $4.6 million and $3.5 million in intercompany sales to the T/A Fibers segment for the quarters ended June 30, 2016 and 2015, respectively, and $9.1 million and $5.4 million for the six months ended June 30, 2016 and 2015, respectively.

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
13. Changes in Accumulated Other Comprehensive Income (Loss)

The following table discloses the changes by classification within accumulated other comprehensive income (loss) for the periods ended June 30, 2016 and 2015:

In thousands	Foreign Currency Translation Adjustment	Defined Benefit Pension Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2014	$(6,586)	$(17,575)	$(24,161)
Other Comprehensive loss	(5,987)	—	(5,987)
Amounts reclassified from accumulated other comprehensive loss (a)	—	274	274
Balance at June 30, 2015	(12,573)	(17,301)	(29,874)
Balance at December 31, 2015	(16,920)	(17,665)	(34,585)
Other Comprehensive loss	(1,268)	—	(1,268)
Amounts reclassified from accumulated other comprehensive loss (a)	—	285	285
Balance at June 30, 2016	$(18,188)	$(17,380)	$(35,568)

(a)
Amount represents amortization of actuarial losses, a component of net periodic benefit cost. This amount was $0.3 million, net of $0.2 million tax benefit, and $0.3 million, net of $0.2 million tax benefit, for the six months ended June 30, 2016 and 2015, respectively. For the quarters ended June 30, 2016 and 2015, this amount was $0.1 million, net of $0.1 million tax benefit.

14. Subsequent Events

On July 7, 2016, the Company completed an acquisition of the nonwoven and coating materials businesses primarily operating under the Texel brand from ADS, Inc., a Canadian-based corporation, pursuant to the terms of a Share Purchase Agreement (the “Purchase Agreement”) for $96.3 million. In addition, the Company paid $6.9 million in cash for an estimated working capital adjustment and acquired cash. The acquisition was financed with a combination of cash on hand of $18.2 million and $85.0 million of borrowings through the Company’s Amended $175.0 million Credit Facility. The final purchase price is subject to certain customary post-closing adjustments. The Texel operations are principally based in the province of Quebec, Canada and primarily serves a North American customer base in the manufacture of nonwoven needle punch materials predominantly serving the geosynthetic, liquid filtration, and other industrial segments. Beginning with 2016 third quarter reporting, the acquisition will be included in Lydall’s Industrial Filtration operating segment which will be renamed Technical Nonwovens.

On July 7, 2016, the Company amended its $100.0 million senior secured revolving credit facility to increase the available borrowing to $175.0 million. The Amended Credit Facility is secured by substantially all of the assets of the Company and has a maturity date of July 7, 2021. The Company entered into this Amended Credit Facility to provide additional capacity to support organic growth programs, fund capital investments and continue pursuits of attractive acquisitions intended to drive profitable growth. For additional information regarding the Amended Credit Facility, please refer to Note 5 in the Consolidated Financial Statements included in this Quarterly Report on Form 10-Q.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

Business

Lydall, Inc. and its subsidiaries (collectively, the “Company” or “Lydall”) design and manufacture specialty engineered nonwoven filtration media, industrial thermal insulating solutions, and thermal and acoustical barriers for filtration/separation and heat abatement and sound dampening applications. Lydall principally conducts its business through four reportable segments: Performance Materials, Industrial Filtration, Thermal/Acoustical Metals and Thermal/Acoustical Fibers, with sales globally. The Performance Materials segment includes filtration media solutions for air, fluid power, and industrial applications (“Filtration”), air and liquid life science applications (“Life Sciences Filtration”), and thermal insulation solutions for building products, appliances, and energy and industrial markets (“Thermal Insulation”). The Industrial Filtration segment includes nonwoven felt filtration media and filter bags used primarily in industrial air filtration applications as well as automotive rolled-good material for use in the Thermal/Acoustical Fibers segment manufacturing process. Nonwoven filter media is used to satisfy increasing emission control regulations in a wide range of industries, including power, cement, steel, asphalt, incineration, food, and pharmaceutical. The Thermal/Acoustical Metals (“T/A Metals”) segment and Thermal/Acoustical Fibers (“T/A Fibers”) segment offer innovative engineered products to assist in noise and heat abatement within the transportation sector.

Second Quarter 2016 Highlights

Below are financial highlights comparing Lydall’s quarter ended June 30, 2016 (“Q2 2016”) results to its quarter ended June 30, 2015 (“Q2 2015”) results:

•	Net sales were $137.2 million in Q2 2016, compared to $134.6 million in Q2 2015, an increase of $2.7 million, or 2.0%. The change in consolidated net sales is summarized in the following table.

Components	Change in Net Sales	Percent Change
Change in tooling sales	2,122	1.6%
Parts volume and pricing change	667	0.5%
Foreign currency translation	(115)	(0.1)%
Total	$2,674	2.0%

•
Increased net sales in the Performance Materials, T/A Fibers and T/A Metals segments of 15.1%, 13.2% and 9.2%, respectively, were nearly offset by a sales decline of 22.5% in the Industrial Filtration segment.

•
Gross margin increased 100 basis points to 26.2% in Q2 2016, compared to 25.2% in Q2 2015 primarily due to lower raw material costs and improved mix of products. The gross margin improvement was principally led by the Performance Materials segment, due to favorable product mix and improved cost absorption from increased production as a result of greater demand and a build ahead of inventory for third quarter shipments. This increase in gross margin was partially offset by lower gross margin from the T/A Metals segment primarily due to inefficiencies on certain major platform launches.

•	Operating income was $15.5 million, or 11.3%, of net sales in Q2 2016, compared to $17.0 million, or 12.7% of net sales, in Q2 2015;

-
Operating income and operating margin were negatively impacted by increased selling, product development and administrative expenses compared to Q2 2015, principally led by $1.5 million of acquisition related expenses primarily associated with the Texel acquisition completed on July 7, 2016;

-
Operating income and operating margin were positively impacted by improved gross margin compared to Q2 2015, principally led by the Performance Materials segment offset to some extent by lower gross margin and operating margin in the T/A Metals segment.

•
Other income and expense, net, in the second quarter of 2016 included foreign currency transaction gains of $0.5 million primarily related to the devaluation of the British Pound Sterling, compared to $0.5 million of foreign currency transaction losses in the second quarter of 2015.

•
Effective tax rate was 32.0% compared to 33.6% in Q2 2015. The lower rate was primarily related to a more favorable mix of earnings derived from countries with lower tax rates compared to that of the United States.

•
Net income was $10.8 million, or $0.63 per diluted share, in Q2 2016, which included $0.07 per share of discrete acquisition related expenses, compared to $10.8 million, or $0.64 per diluted share, in Q2 2015.

Texel Acquisition

On July 7, 2016, Lydall completed the acquisition of Texel ("acquisition"), a Canadian division of ADS, Inc., for approximately $96.3 million in cash. In addition, the Company paid $6.9 million in cash for an estimated working capital adjustment and acquired cash. The acquisition was financed with a combination of cash on hand and borrowing from the Company’s Amended Credit Facility. The transaction strengthens Lydall’s position as an industry-leading, global provider of filtration and engineered materials and expands the Company’s end markets into attractive adjacencies. The acquisition is expected to be accretive to Lydall’s earnings, net of the effect of purchase accounting, and accretive to cash flow from operating activities within 12 months. It is estimated that approximately $1.0 million of additional transaction and integration expenses related to the acquisition will be incurred during the second half of 2016. Beginning with 2016 third quarter reporting, the acquisition will be included in Lydall’s Industrial Filtration operating segment which will be renamed Technical Nonwovens.

Liquidity

On July 7, 2016, the Company amended its $100 million senior secured revolving credit facility to increase the available borrowing from $100 million to $175 million, added a fourth lender and extended the maturity date from January 31, 2019 to July 7, 2021. The Company borrowed $85 million from this amended credit facility (for a total of $95 million outstanding) to fund the Texel Acquisition. As a result, the Company’s leverage ratio was 1.3 to 1.0, which was below the maximum allowed ratio of debt to EBITDA of 3.0 to 1.0. The amended credit facility provides additional capacity to support organic growth programs, fund capital investments and continue the pursuit of attractive acquisitions intended to drive profitable growth.

Outlook

Looking to the balance of the third quarter, orders in the Company's automotive segments remain strong. In the T/A Metals segment, the Company anticipates parts sales to be consistent with second quarter 2016 levels, and expects improved operating margin performance going forward as the business expects to address product launch inefficiencies. In the Performance Materials segment, the Company expects steady demand to continue in air filtration markets, but expects operating margin performance to be more consistent with that seen in recent quarters as the second quarter of 2016 absorption benefit from certain life sciences filtration sales and inventory builds for third quarter sales conclude. In the Industrial Filtration segment, integration of the Texel business has commenced, and while the business is encouraged by improved quoting activity in the legacy power generation filtration markets, the Company expects softness in those markets to continue in the third quarter of 2016.

Results of Operations

All of the following tabular comparisons, unless otherwise indicated, are for the quarters ended June 30, 2016 (Q2-16) and June 30, 2015 (Q2-15) and the six months ended June 30, 2016 (YTD-16) and June 30, 2015 (YTD-15).

Net Sales

	Quarter Ended			Six Months Ended
In thousands	Q2-16	Q2-15	Percent Change	YTD-16	YTD-15	Percent Change
Net sales	$137,235	$134,561	2.0%	$266,935	$261,867	1.9%

Net sales for the second quarter of 2016 increased by $2.7 million, or 2.0%, compared to the second quarter of 2015. The T/A Fibers segment reported sales growth of $4.7 million, or 13.2%, in the second quarter of 2016 compared to the second quarter of 2015, and the T/A Metals segment reported growth in net sales of $3.8 million, or 9.2%, including the positive impact of foreign currency translation of $0.3 million, or 0.8%. The Performance Materials segment reported growth in net sales of $3.9 million, or 15.1%, in the second quarter of 2016 compared to the second quarter of 2015, including the positive impact of foreign currency translation of $0.2 million, or 0.9%. The Industrial Filtration segment reported lower net sales of $8.1 million or 22.5%, including the negative impact of foreign currency translation of $0.7 million, or 1.9%, in the second quarter of 2016 compared to the second quarter of 2015.

Net sales for the six months ended June 30, 2016 increased by $5.1 million, or 1.9%, compared to the six months ended June 30, 2015. The T/A Fibers segment reported sales growth of $9.4 million, or 14.2%, in the first six months of 2016 compared to the first six months of 2015, and the T/A Metals segment reported growth in net sales of $7.7 million, or 9.7%. The Performance Materials segment net sales increased by $5.3 million, or 10.3%, in the first six months of 2016 compared to the first six months of 2015. Foreign currency translation had minimal impact on the T/A Metals and Performance Materials segment's net sales in the first six months of 2016 compared to the first six months of 2015. These increases were offset to some extent by the Industrial Filtration segment which reported lower net sales of $11.1 million, or 15.8%, including the negative impact of foreign currency translation of $1.4 million, or 2.0%, in the first six months of 2016 compared to the first six months of 2015. Net sales in the Life Sciences Vital Fluids business decreased by $1.7 million in the first six months of 2016 compared to the first six months of 2015 as the business was sold on January 30, 2015.

Cost of Sales

	Quarter Ended			Six Months Ended
In thousands of dollars	Q2-16	Q2-15	Percent Change	YTD-16	YTD-15	Percent Change
Cost of sales	$101,245	$100,672	0.6%	$198,568	$200,278	(0.9)%

Cost of sales for the second quarter of 2016 increased by $0.6 million, or 0.6%, compared to the second quarter of 2015. The increase was primarily due to higher cost of sales of $4.3 million and $4.2 million in the T/A Metals and T/A Fibers segments, respectively. Increased cost of sales in the T/A Metals segment was due to increased sales volumes and operating inefficiencies on new platform launches, partially offset by lower material costs. In the T/A Fibers segment, increased tooling volumes, and to a lesser extent, part volumes, led to increased cost of sales in the second quarter of 2016 compared to the second quarter of 2015. The Performance Materials segment reported higher cost of sales of $0.6 million as a result of increased sales volume, partially offset by favorable product mix and improved absorption of fixed costs. These increases to cost of sales were partially offset by lower cost of sales of $6.8 million in the Industrial Filtration segment related to decreases in sales volume and lower raw material costs in the second quarter of 2016 compared to the second quarter of 2015. Foreign currency translation had a minimal impact on cost of sales in the second quarter of 2016 compared to the second quarter of 2015.

Cost of sales for the six months ended June 30, 2016 decreased by $1.7 million, or 0.9%, compared to the first six months of 2015. The decrease was primarily due to lower cost of sales of $10.6 million in the Industrial Filtration segment related to decreases in sales volumes, lower raw material costs and favorable product mix in the first six months of 2016 compared to the first six months of 2015. Additionally, the Life Sciences Vital Fluids business reported lower cost of sales of $1.1 million in the first six months of 2016 compared to the first six months of 2015, as the business was sold on January 30, 2015. These decreases to cost of sales were partially offset by higher cost of sales of $7.8 million and $5.2 million in the T/A Metals and T/A Fibers segments. The increase in the T/A Metals segment was due to increases in parts sales volumes and unfavorable absorption of fixed costs, offset to some extent by lower raw material costs, while the increase in the T/A Fibers segment was due to increases in both parts and tooling sales volumes, partially offset by lower raw materials and favorable product mix. The Performance Materials segment reported higher cost of sales of $1.4 million as a result of increased sales volumes, partially offset by favorable product mix, improved absorption of fixed costs and lower raw material costs. Foreign currency translation lowered cost of sales in the first six months of 2016 compared to the first six months of 2015 by $1.2 million, or 0.6%, primarily within the Industrial Filtration segment.

Gross Profit

	Quarter Ended			Six Months Ended
In thousands	Q2-16	Q2-15	Percent Change	YTD-16	YTD-15	Percent Change
Gross profit	$35,990	$33,889	6.2%	$68,367	$61,589	11.0%
Gross margin	26.2%	25.2%		25.6%	23.5%

Gross margin for the second quarter of 2016 was 26.2% compared to 25.2% in the second quarter of 2015. Favorably impacting consolidated gross margin by approximately 170 basis points was improved gross margin from the Performance Materials segment as a result of a favorable mix of product sales, improved absorption of fixed costs on higher sales volume and lower raw material costs. Even with lower sales volume, gross margin improved in the Industrial Filtration segment as a result of lower raw material and fixed costs, favorably impacting consolidated gross margin by approximately 70 basis points. The T/A Metals segment negatively impacted consolidated gross margin by approximately 110 basis points, primarily as a result of higher labor and overhead costs in the second quarter of 2016 compared to the second quarter of 2015, principally due to inefficiencies on new platform launches. The T/A Fibers segment negatively impacted consolidated gross margin by approximately 50 basis points, primarily as a result of a greater mix of lower margin tooling sales in the second quarter of 2016 compared to the second quarter of 2015.

Gross margin for the six months ended June 30, 2016 was 25.6% compared to 23.5% for the first six months of 2015. Improved gross margin from the Performance Materials and Industrial Filtration segments as a result of favorable product mix, lower raw material costs and lower fixed costs, favorably impacted consolidated gross margin by approximately 90 basis points each. Gross margin improvement in the T/A Fibers segment as a result of lower material costs and favorable product mix favorably impacted consolidated gross margin by approximately 60 basis points. These increases to consolidated gross margin were offset to some extent by lower gross margin from the T/A Metals segment, primarily due to higher labor and overhead costs from inefficiencies associated with new platform launches, offset to some extent by lower raw material costs in the first six months of 2016 compared to the first six months of 2015.

Selling, Product Development and Administrative Expenses

	Quarter Ended			Six Months Ended
In thousands	Q2-16	Q2-15	Percent Change	YTD-16	YTD-15	Percent Change
Selling, product development and administrative expenses	$20,468	$16,860	21.4%	$39,166	$34,482	13.6%
Percentage of sales	14.9%	12.5%		14.7%	13.2%

Selling, product development and administrative expenses for the second quarter of 2016 increased by $3.6 million compared to the second quarter of 2015. This increase was partially due to $1.5 million of corporate office acquisition related expenses primarily associated with the Texel acquisition completed on July 7, 2016. Also, selling, product development and administrative expenses increased as a result of higher accrued incentive compensation expense of $0.8 million, primarily driven by improved performance in the Company's Performance Materials segment, severance expenses of $0.6 million and other administrative expenses of $0.7 million in the second quarter of 2016 compared to the second quarter of 2015.

Selling, product development and administrative expenses for the first six months of 2016 increased by $4.7 million compared to the first six months of 2015. This increase was partially due to $2.1 million of corporate office acquisition related expenses primarily associated with the Texel acquisition completed on July 7, 2016. Selling, product development and administrative expenses also increased due to higher salaries and benefits expenses of $1.6 million, including stock based compensation expense of $0.6 million and severance expenses of $0.7 million. Additionally, accrued incentive compensation expense increased by $0.8 million, primarily driven by improved performance in the Company's Performance Materials segment, and other administrative expenses increased by $0.6 million in the first six months of 2016 compared to the first six months of 2015. These increases were partially offset by lower selling, product development and administrative expenses of $0.4 million related to the Life Sciences Vital Fluids business as a result of the sale of that business on January 31, 2015.

 Interest Expense

	Quarter Ended			Six Months Ended
In thousands	Q2-16	Q2-15	Percent Change	YTD-16	YTD-15	Percent Change
Interest expense	$110	$186	(40.9)%	$254	$408	(37.7)%
Weighted average interest rate	1.2%	1.2%		1.4%	1.4%

The decrease in interest expense for the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015 was due to lower average borrowings outstanding under the Company’s $100.0 million Amended Credit Facility for the quarter ended June 30, 2016 compared to borrowings outstanding for the quarter ended June 30, 2015.

The decrease in interest expense for the six months ended June 30, 2016 compared to the same period of 2015 was due to lower average borrowings outstanding under the Company's $100.0 million Amended Credit Facility compared to the first six months of 2015. As a result of the borrowings in the third quarter of 2016 related to the Texel acquisition, the Company expects to have higher interest expense in the second half of 2016 compared to first six months of 2016.

Gain on Sale of Business

	Quarter Ended			Six Months Ended
In thousands	Q2-16	Q2-15	Dollar Change	YTD-16	YTD-15	Dollar Change
Gain on sale of business	$—	$—	—	$—	$(18,647)	18,647

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

Other Income/Expense, net

	Quarter Ended			Six Months Ended
In thousands	Q2-16	Q2-15	Dollar Change	YTD-16	YTD-15	Dollar Change
Other (income) expense, net	$(499)	$553	(1,052)	$(666)	$(469)	(197)

Other income, net, for the quarter ended June 30, 2016 was primarily related to foreign currency transaction gains associated with the revaluation of working capital and intercompany loans denominated in currencies other than the functional currency of the Company's subsidiaries, primarily driven by the devaluation of the British Pound Sterling. Other expense, net, for the quarter ended June 30, 2015 was primarily related to foreign currency transaction losses associated with the revaluation of working capital and intercompany loans, both of which are denominated in currencies other than the functional currency of the Company's subsidiaries.

Other income, net, for the six months ended June 30, 2016 was primarily related to foreign currency transaction gains associated with the revaluation of working capital and intercompany loans denominated in currencies other than the functional currency of the Company's subsidiaries, primarily driven by the devaluation of the British Pound Sterling. Other income, net, for the six months ended June 30, 2015 was primarily related to foreign currency transaction gains associated with the revaluation of intercompany loans, partially offset by the revaluation of working capital, both of which are denominated in currencies other than the functional currency of the Company's subsidiaries.

Income Taxes

The Company’s effective tax rate was 32.0% and 33.6% for the quarters ended June 30, 2016 and 2015, respectively, and 32.5% and 35.1% for the six months ended June 30, 2016 and 2015, respectively. The difference in the Company’s effective tax rate for the quarter ended June 30, 2016 compared to the quarter ended June 30, 2015 was primarily due to a more favorable mix of earnings derived from countries with lower tax rates compared to that of the United States. The difference in the Company's effective tax rate for the six months ended June 30 2016 compared to the six months ended June 30, 2015 was primarily due to discrete tax benefits of $0.3 million related to stock option exercises and restricted stock vesting in the first quarter of 2016 and nonrecurring discrete taxes in the first quarter of 2015 relating to the divestiture of the Life Sciences Vital Fluids business.
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
On July 7, 2016, the Company completed an acquisition of the nonwoven and coating materials businesses primarily operating under the Texel brand from ADS, Inc., a Canadian-based corporation. The Company incurred $2.1 million of acquisition related expenses, primarily related to Texel, through the six months ended June 30, 2016, and recognized a tax benefit of $0.7 million. In the third quarter of 2016, the Company incurred additional expenses related to the acquisition. Certain acquisition related expenses will be non-deductible for income taxes resulting in a discrete income tax expense ranging from $0.5 million to $0.6 million in the third quarter of 2016.

Segment Results

The following tables present net sales information for the key product and service groups included within each operating segment as well as other products and services and operating income by segment, for the quarters and six months ended June 30, 2016 compared with the quarter ended June 30, 2015:

Net sales by segment:

	Quarter Ended
In thousands	Q2-16	Q2-15	Dollar Change
Performance Materials Segment:
Filtration	$18,657	$16,476	$2,181
Thermal Insulation	7,214	7,039	175
Life Sciences Filtration	4,095	2,517	1,578
Performance Materials Segment net sales	29,966	26,032	3,934

Industrial Filtration Segment:
Industrial Filtration (1)	27,840	35,902	(8,062)
Industrial Filtration net sales	27,840	35,902	(8,062)

Thermal/Acoustical Metals Segment:
Metal parts	41,053	36,359	4,694
Tooling	4,192	5,073	(881)
Thermal/Acoustical Metals Segment net sales	45,245	41,432	3,813

Thermal/Acoustical Fibers Segment:
Fiber parts	36,934	35,287	1,647
Tooling	3,234	183	3,051
Thermal/Acoustical Fibers Segment net sales	40,168	35,470	4,698

Other Products and Services:
Life Sciences Vital Fluids (2)	—	—	—
Other Products and Services net sales	—	—	—
Eliminations and Other (1)	(5,984)	(4,275)	(1,709)
Consolidated Net Sales	$137,235	$134,561	$2,674

	Six Months Ended
In thousands	YTD-16	YTD-15	Dollar Change
Performance Materials Segment:
Filtration	$35,816	$31,543	$4,273
Thermal Insulation	13,489	14,524	(1,035)
Life Sciences Filtration	7,044	5,023	2,021
Performance Materials Segment net sales	56,349	51,090	5,259

Industrial Filtration Segment:
Industrial Filtration (1)	59,047	70,102	(11,055)
Industrial Filtration net sales	59,047	70,102	(11,055)

Thermal/Acoustical Metals Segment:
Metal parts	77,836	71,381	6,455
Tooling	9,406	8,166	1,240
Thermal/Acoustical Metals Segment net sales	87,242	79,547	7,695

Thermal/Acoustical Fibers Segment:
Fiber parts	72,611	65,698	6,913
Tooling	3,418	889	2,529
Thermal/Acoustical Fibers Segment net sales	76,029	66,587	9,442

Other Products and Services:
Life Sciences Vital Fluids (2)	—	1,671	(1,671)
Other Products and Services net sales	—	1,671	(1,671)
Eliminations and Other (1)	(11,732)	(7,130)	(4,602)
Consolidated Net Sales	$266,935	$261,867	$5,068

Operating income by segment:

	Quarter Ended
	Q2-16		Q2-15
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$4,681	15.6%	$2,265	8.7%	$2,416
Industrial Filtration	3,219	11.6%	4,552	12.7%	(1,333)
Thermal/Acoustical Metals	4,082	9.0%	4,853	11.7%	(771)
Thermal/Acoustical Fibers	10,630	26.5%	10,544	29.7%	86
Other Products and Services	—	—%	—	—%	—
Corporate Office Expenses	(7,090)		(5,185)		(1,905)
Consolidated Operating Income	$15,522	11.3%	$17,029	12.7%	$(1,507)

	Six Months Ended
	YTD-16		YTD-15
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$6,819	12.1%	$3,571	7.0%	$3,248
Industrial Filtration	7,145	12.1%	7,706	11.0%	(561)
Thermal/Acoustical Metals	7,639	8.8%	8,434	10.6%	(795)
Thermal/Acoustical Fibers	20,954	27.6%	17,637	26.5%	3,317
Other Products and Services	—	—%	118	7.1%	(118)
Corporate Office Expenses	(13,356)		(10,359)		(2,997)
Consolidated Operating Income	$29,201	10.9%	$27,107	10.4%	$2,094

(1)
Included in the Industrial Filtration segment and Eliminations and Other is $4.6 million and $3.5 million in intercompany sales to the T/A Fibers segment for the quarters ended June 30, 2016 and 2015, respectively, and $9.1 million and $5.4 million for the six months ended June 30, 2016 and 2015, respectively.

(2)	Other Products and Services reports results for the period preceding the date of disposition of January 30, 2015.

Performance Materials

Segment net sales increased $3.9 million, or 15.1%, in the second quarter of 2016 compared to the second quarter of 2015. The increase was primarily due to higher net sales of filtration products of $2.2 million, or 13.2%, particularly in North America and Europe. In North America, core customers increased demand, and in Europe, the segment benefited from improved demand and new product development, including the sale of $0.5 million of Arioso product used in cabin air systems within automobiles. Life sciences product net sales increased $1.6 million in the second quarter of 2016 compared to the second quarter of 2015 in part due to a termination buy in advance of product discontinuance. Foreign currency translation had a positive impact on net sales of $0.2 million, or 0.9%, in the second quarter of 2016 compared to the second quarter of 2015.

The Performance Materials segment reported operating income of $4.7 million, or 15.6% of net sales, in the second quarter of 2016, compared to operating income of $2.3 million, or 8.7% of net sales, in the second quarter of 2015. The increase in operating income was primarily attributable to gross margin improvement of 810 basis points due to a favorable mix of product sales, improved absorption of fixed costs related to increased production as a result of greater demand and a build ahead of inventory for third quarter sales and lower raw material costs. Segment selling, product development and administrative expenses increased $0.9 million in the second quarter of 2016 compared to the second quarter of 2015, primarily related to higher accrued incentive compensation, due to improved performance in the segment, and higher severance expenses. Segment selling, product development and administrative costs increased 120 basis points as a percentage of segment net sales in the second quarter of 2016 compared to the second quarter of 2015. Foreign currency translation had a minimal impact on operating income in the second quarter of 2016 compared with the second quarter of 2015.

Segment net sales increased $5.3 million, or 10.3%, in the first six months of 2016 compared to the first six months of 2015 as the first six months of 2015 were negatively impacted by weakness across all segment markets. Filtration product net sales and life sciences product net sales increased $4.3 million and $2.0 million, respectively, in the first six months of 2016 compared to the first six months of 2015. The increase in filtration product net sales was due to higher overall demand and share gains for air filtration products, particularly in North America and Europe in the second quarter of 2016. The increase in life sciences product net sales was primarily due to a termination buy in advance of product discontinuance. These increases were partially offset by lower sales of thermal insulation products of $1.0 million in the first six months of 2016 compared to the first six months of 2015, primarily the result of continued lower demand globally for cryogenic insulation products serving the liquid natural gas market which have been negatively impacted by lower oil prices. Foreign currency translation had a minimal impact on net sales for the first six months of 2016 compared to the first six months of 2015.

The Performance Materials segment reported operating income of $6.8 million, or 12.1% of net sales, in the first six months of 2016, compared to operating income of $3.6 million, or 7.0% of net sales, in the first six months of 2015. The increase in operating income was primarily attributable to gross margin improvement of 450 basis points as a result of a favorable mix of product sales, improved absorption of fixed costs and lower raw material costs, predominately realized during the second quarter of 2016. Segment selling, product development and administrative costs increased $0.6 million in the first six months of 2016 compared to the first six months of 2015, primarily related to higher accrued incentive compensation and higher severance expenses, partially offset by lower employee benefit costs. Segment selling, product development and administrative costs decreased 60 basis points as a percentage of segment net sales in the first six months of 2016 compared to the first six months of 2015. Foreign currency translation had a minimal impact on operating income in the first six months of 2016 compared with the first six months of 2015.

Industrial Filtration

Segment net sales decreased $8.1 million, or 22.5%, in the second quarter of 2016 compared to the second quarter of 2015. The decrease in segment net sales was primarily due to lower demand for Industrial Filtration products in the power generation markets as well as general market softness in China. These decreases were partially offset by higher net sales of automotive rolled-good material for use in the T/A Fibers segment manufacturing process of approximately $1.1 million in the second quarter of 2016 compared to the second quarter of 2015. Foreign currency translation had a negative impact on net sales of $0.7 million, or 1.9%, in the second quarter of 2016 compared to the second quarter of 2015.

The Industrial Filtration segment reported operating income of $3.2 million, or 11.6% of net sales, in the second quarter of 2016, compared to $4.6 million, or 12.7% of net sales, in the second quarter of 2015. The decrease in operating income was due to lower gross profit of $1.2 million as a result of lower segment net sales as well as an increase in segment selling, product development and administrative expenses of $0.1 million in the second quarter of 2016 compared to the second quarter of 2015. The increase in segment selling, product development and administrative expenses was primarily due to an increase in bad debt expense of $0.4 million offset to some extent by lower other administrative expenses of $0.3 million. Operating margin decreased 110 basis points in the second quarter of 2016 compared to the second quarter of 2015, primarily attributable to a 270 basis point increase in segment selling, product development and administrative expenses due to lower net sales, offset by gross margin improvement of approximately 160 points as a result of lower raw material costs, lower fixed costs and favorable product mix. Foreign currency translation had a minimal impact on operating income in the second quarter of 2016 compared to the second quarter of 2015.

Segment net sales decreased $11.1 million, or 15.8%, in the first six months of 2016 compared to the first six months of 2015. The decrease in segment net sales was primarily due to lower demand for Industrial Filtration products in the power generation markets as well as general market softness in China. These decreases were partially offset by higher net sales to the T/A Fibers segment of automotive rolled-good material for use in the T/A Fiber segment manufacturing process of approximately $3.6 million in the first six months of 2016 compared to the first six months of 2015. Foreign currency translation had a negative impact on net sales of $1.4 million, or 2.0%, in the first six months of 2016 compared to the first six months of 2015.

The Industrial Filtration segment reported operating income of $7.1 million, or 12.1% of net sales, in the first six months of 2016, compared to operating income of $7.7 million, or 11.0% of net sales, in the first six months of 2015. While the segment reported lower net sales, operating margin improved by 110 basis points in the first six months of 2016 compared to the first six months of 2015, primarily attributable to gross margin improvement of approximately 280 basis points as a result of lower raw material costs, favorable product mix and lower fixed costs. The improved gross margin was partially offset by a 170 basis point increase in segment selling, product development and administrative expenses in the first six months of 2016 compared to the first six months of 2015 primarily related to lower net sales as increased bad debt expense of $0.4 million was nearly offset by a decrease in other administrative expenses of $0.3 million. Foreign currency translation had a minimal impact on operating income in the first six months of 2016 compared with the first six months of 2015.

Thermal/Acoustical Metals

Segment net sales increased $3.8 million, or 9.2%, in the second quarter of 2016, compared to the second quarter of 2015. Automotive parts net sales increased $4.7 million, or 12.9%, compared to the second quarter of 2015 primarily due to increased demand and new platform launches from customers served by the Company’s North American and Chinese automotive operations. Foreign currency translation had a positive impact on parts net sales of $0.3 million, or 0.8%, in the second quarter of 2016 compared to the second quarter of 2015. The increase in automotive parts net sales was offset to some extent by lower tooling net sales which decreased $0.9 million, or 17.4%, compared to the second quarter of 2015 due to the timing of new product launches. Foreign currency translation had minimal impact on net sales in the second quarter of 2016 compared to the second quarter of 2015.

The T/A Metals segment reported operating income of $4.1 million, or 9.0% of net sales, in the second quarter of 2016, compared to operating income of $4.9 million, or 11.7% of net sales, in the second quarter of 2015. The decrease in operating income as a percentage of segment net sales was primarily due to lower gross margin of approximately 280 basis points due to higher labor and overhead costs, primarily associated with inefficiencies on new platform launches. Segment selling, product development and administrative expenses increased $0.3 million in the second quarter of 2016 compared to the second quarter of 2015 primarily related to higher salary and benefit expenses. Foreign currency translation had a minimal impact on operating income in the second quarter of 2016 compared to the second quarter of 2015.

Segment net sales increased $7.7 million, or 9.7%, in the first six months of 2016, compared to the first six months of 2015. Automotive parts net sales increased $6.5 million, or 9.0% in the first six months of 2016 compared to the first six months of 2015 due to increased demand and new platform launches from customers served by the Company’s North American and Chinese automotive operations offset to some extent by lower demand from customers served by the Company's European automotive operations. Tooling net sales increased by $1.2 million, or 15.2%, in the first half of 2016 compared to the first half of 2015 due to timing of new product launches, particularly in North America. Foreign currency translation had minimal impact on net sales in the first six months of 2016 compared to the first six months of 2015.

The T/A Metals segment reported operating income of $7.6 million, or 8.8% of net sales, in the first six months of 2016, compared to operating income of $8.4 million, or 10.6% of net sales, in the first six months of 2015. The decrease in operating income as a percentage of segment net sales of 180 basis points was primarily due to lower gross margins of approximately 170 basis points due to higher labor and overhead costs, including inefficiencies associated with new platform launches, partially offset by lower raw material costs. Segment selling, product development and administrative expenses increased $0.7 million in the first six months of 2016 compared to the first six months of 2015 related to higher salary and benefit expenses. Foreign currency translation had a minimal impact on operating income in the first six months of 2016 compared to the first six months of 2015.

Thermal/Acoustical Fibers

Segment net sales increased $4.7 million, or 13.2%, in the second quarter of 2016 compared to the second quarter of 2015. Tooling net sales increased $3.1 million in the second quarter of 2016 compared to the second quarter of 2015 due to timing of new product launches. Automotive parts net sales increased $1.6 million, or 4.7%, in the second quarter of 2016 compared to the second quarter of 2015 due to higher consumer demand for vehicles in North America on Lydall's existing platforms and new platform awards.

The T/A Fibers segment reported operating income of $10.6 million, or 26.5% of net sales, in the second quarter of 2016, compared to operating income of $10.5 million, or 29.7% of net sales, in the second quarter of 2015. The decrease in operating income as a percentage of segment net sales of 320 basis points was primarily due lower gross margins of approximately 270 basis points in the second quarter of 2016 compared to the second quarter of 2015. The lower gross margins were primarily due to a higher mix of lower margin tooling sales in the second quarter of 2016 compared to the second quarter of 2015, and to a lesser extent, higher labor and overhead costs offset to some extent by lower raw material costs. Segment selling, product development and administrative expenses increased $0.4 million compared to the prior year quarter primarily related to higher salaries and benefits of $0.2 million and an increase in product development expenses of $0.2 million.

Segment net sales increased $9.4 million, or 14.2%, in the first six months of 2016, compared to the first six months of 2015. Automotive parts net sales increased by $6.9 million, or 10.5%, compared to the first six months of 2015. This increase was driven by higher consumer demand for vehicles in North America on Lydall’s existing platforms and new platform awards and to a lesser extent the negative impact of a key customer bringing a plant back to full rate production after a planned shut-down in the first quarter of 2015. Tooling net sales in the first six months of 2016 increased $2.5 million compared to the first six months of 2015 due to timing of new product launches.

The T/A Fibers segment reported operating income of $21.0 million, or 27.6% of net sales, in the first six months of 2016, compared to operating income of $17.6 million, or 26.5% of net sales, in the first six months of 2015. The increase in operating income was primarily attributable to increased parts net sales and gross margin improvement of approximately 160 basis points as a result of a lower raw material costs and a favorable mix of product sales. Segment selling, product development and administrative costs increased $0.9 million compared to the prior year primarily related to higher salaries and benefits of $0.4 million, an increase in product development expenses of $0.3 million and an increase in other administrative expenses of $0.2 million.

Other Products and Services

On January 30, 2015, the Company sold all of the outstanding shares of common stock of its Life Sciences Vital Fluids business for a cash purchase price of $30.1 million. The disposition was completed pursuant to a Stock Purchase and Sale Agreement, dated January 30, 2015, by and among the Company and the buyer. The Company recognized a pre-tax gain on the sale of $18.6 million, reported as non-operating income in the first quarter of 2015. Net of income taxes, the Company reported a gain on sale of $11.8 million.

As a result of the aforementioned sale of the Life Sciences Vital Fluids business in the first quarter of 2015, there were no reported sales or operating income for the second quarter of 2016 or 2015 or the six months ended June 30, 2016. Life Sciences Vital Fluids reported net sales of $1.7 million and operating income of $0.1 million in the six months ended June 30, 2015.

Corporate Office Expenses

Corporate office expenses for the quarter ended June 30, 2016 were $7.1 million, compared to $5.2 million in the second quarter of 2015. The increase of $1.9 million was due to $1.5 million of acquisition related expenses, primarily associated with the Texel acquisition completed on July 7, 2016, as well as an increase of $0.4 million in other administrative expenses.

Corporate offices expenses for the first six months of 2016 were $13.4 million compared to $10.4 million in the first six months of 2015. The increase of $3.0 million was primarily due to $2.1 million of acquisition related expenses including costs associated with the Texel acquisition completed on July 7, 2016, and an increase in salaries, benefits and other administrative costs of $0.9 million, including stock based compensation costs of $0.6 million in the first six months of 2016 compared to the first six months of 2015.

Liquidity and Capital Resources

The Company assesses its liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. The principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect the overall management of liquidity include capital expenditures, investments in businesses, strategic transactions, income tax payments, debt service payments, outcomes of contingencies and pension funding. The Company manages worldwide cash requirements by considering available funds among domestic and foreign subsidiaries. The Company expects to finance its 2016 operating cash and capital spending requirements from existing cash balances, cash provided by operating activities and through borrowings under the Amended Credit Facility, as needed.

At June 30, 2016, the Company held $82.7 million in cash and cash equivalents, including $42.5 million in the U.S. with the remaining held by foreign subsidiaries. Cash on hand in the U.S. of $18.2 million was subsequently used in July 2016 to fund the Texel acquisition.

The Company continually explores its core markets for suitable acquisitions, joint ventures, alliances and licensing agreements. If completed, such activities would be financed with existing cash balances, cash generated from operations, cash borrowings under the Amended Credit Facility or other forms of financing, as required.

Financing Arrangements

On July 7, 2016, the Company amended its $100.0 million senior secured revolving credit facility (“Amended Credit Facility”) which increased the available borrowing from $100 million to $175 million, added a fourth lender and changed the maturity date from January 31, 2019 to July 7, 2021. The Amended Credit Facility is secured by substantially all of the assets of the Company. The Company entered into this Amended Credit Facility in part to fund a majority of the purchase price of the Texel acquisition and provide additional capacity to support organic growth programs, fund capital investments and continue pursuits of attractive acquisitions intended to drive profitable growth.

Under the terms of the Amended Credit Facility, the lenders are providing a $175 million revolving credit facility to the Company, under which the lenders may make revolving loans and issue letters of credit to or for the benefit of the Company and its subsidiaries. The Company may request the Amended Credit Facility be increased by an aggregate amount not to exceed $50 million through an accordion feature, subject to specified conditions.

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

Interest is charged on borrowings at the Company’s option of either: (i) Base Rate plus the Applicable Rate, or (ii) the Eurodollar Rate plus the Applicable Rate. The Base Rate is a fluctuating rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by Bank of America, and (c) the Eurocurrency Rate plus 1.00%. The Eurocurrency Rate means (i) if denominated in LIBOR quoted currency, a fluctuating LIBOR per annum rate equal to the London Interbank Offered Rate; (ii) if denominated in Canadian Dollars, the rate per annum equal to the Canadian Dealer Offered Rate; or (iii) the rate per annum as designated with respect to such alternative currency at the time such alternative currency is approved by the Lenders. The Applicable Rate is determined based on the Company’s Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). The Applicable Rate added to the Base Rate Committed Loans ranges from 15 basis points to 100 basis points, and the Applicable Rate added to

Eurocurrency Rate Committed Loans and Letters of Credit ranges from 75 basis points to 175 basis points. The Company pays a quarterly fee ranging from 17.5 basis points to 30 basis points on the unused portion of the $175 million available under the Amended Credit Facility.

Operating Cash Flows

Net cash provided by operating activities in the first six months of 2016 was $33.4 million compared with net cash provided by operating activities of $4.5 million in the first six months of 2015. In the first six months of 2016, net income and non-cash adjustments were $30.1 million compared to $20.5 million in the first six months of 2015. Since December 31, 2015, net operating assets and liabilities decreased by $3.3 million, primarily due to increases of $11.1 million in accounts payable and accrued payroll and other compensation and $3.7 million in increases in other, net partially offset by an increase of $11.3 million in accounts receivable. The increase in accounts payable was primarily driven by the timing of inventory purchases and payments for capital expenditures within the second quarter of 2016. The increase in accounts receivable was primarily due to the timing of sales in certain segments in the second quarter of 2016 compared to the fourth quarter of 2015. Net operating assets and liabilities in the first six months of 2015 increased by $16.0 million, primarily due to increases of $13.7 million in accounts receivable and $7.9 million in inventory and a decrease of $2.8 million in accrued payroll and other compensation, partially offset by increases of $2.0 million in accounts payable and $3.3 million in accrued taxes. The increase in accounts receivable was primarily due to higher net sales in the second quarter of 2015 compared to the fourth quarter of 2014. The increase in inventory of $7.9 million was primarily due to increased production activity prior to seasonal shutdowns and strategic inventory purchases, as well as increases in net tooling inventory in preparation of new part launches.

Investing Cash Flows

In the first six months of 2016, net cash used for investing activities was $15.5 million compared to net cash provided by investing activities of $16.9 million in the first six months of 2015. Investing activities in the first six months of 2016 consisted of cash outflows of $15.5 million for capital expenditures primarily within the Company's T/A Fibers and T/A Metals segments to support facility and new product platform expansion projects. Cash provided by investing activities in the first six months of 2015 consisted of cash proceeds of $28.6 million associated with the sale of the Life Sciences Vital Fluids business, net of transaction expenses and cash outflow of $11.7 million for capital expenditures. Capital spending for the full-year 2016 is expected to be approximately $25 million to $30 million.

Financing Cash Flows

In the first six months of 2016, net cash used for financing activities was $10.6 million compared to $7.2 million in the first six months of 2015. Debt repayments were $10.3 million and $0.3 million for the first six months of 2016 and 2015, respectively as the Company paid back $10.0 million of debt outstanding on its $100.0 million Amended Credit Facility during the first quarter of 2016. The Company acquired $0.7 million in company stock through its equity compensation plans during the first six months of 2016 and $8.5 million in company stock through its stock repurchase and equity compensation plans during the first six months of 2015. The Company received $0.4 million from the exercise of stock options in the first six months of 2016, compared to $1.1 million in the first six months of 2015.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Footnote 1 of the “Notes to Consolidated Financial Statements” and Critical Accounting Estimates in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the quarter or six months ended June 30, 2016.

During the second quarter of 2016, the Company continued to monitor the recoverability of the long-lived assets at the Company’s DSM Solutech B.V. (“Solutech”) operation as a result of historical operating losses and negative cash flows and took certain planned actions to improve cash flow. Future cash flows are dependent on the success of commercialization efforts of Solutech products by OEMs, and management’s ability to manage costs. A marginal reduction in expected future revenue or the inability to manage identified cost cutting measures could result in an impairment charge. In the event that Solutech's cash flows in the future do not meet current expectations, management, based upon conditions at the time, would consider taking actions as necessary to improve cash flow. A thorough analysis of all the facts and circumstances existing at the time would need to be performed to determine if recording an impairment loss was appropriate.

During March 2016, the Solutech operation became aware of a reduction of demand with certain customers that impacted the outlook for both its Arioso and Solupor membrane product lines that prompted management to adjust its long term revenue projections. These events resulted in a net decrease in forecasted revenue and cash flows. Based on these events and combined with historical operating losses, the Company determined that it was appropriate to test the Solutech asset group for recoverability as of March 31, 2016.

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

The impairment test performed at the end of the first quarter of 2016 concluded that the Solutech asset group was not recoverable as the resulting undiscounted cash flows were less than their carrying amount. Accordingly, in accordance with ASC 360 “Impairment of Long-Lived Assets,” the Company estimated the fair value of the Solutech long-lived assets and, based on these fair value estimates, determined that the long-lived assets were not impaired.

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

Interest Rate Risk

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impact interest paid on its debt. The Company has debt with variable rates of interest based generally on LIBOR. Increases in interest rates could therefore significantly increase the associated interest payments that the Company is required to make on this debt. From time to time, the Company may enter into interest rate swap agreements to manage interest rate risk. The Company has assessed its exposure to changes in interest rates by analyzing the sensitivity to Lydall’s earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on the $10.0 million outstanding borrowings as of June 30, 2016, the Company’s net income would decrease by an estimated $0.1 million over a twelve-month period. In July 2016, the Company borrowed $85.0 million from its Amended Credit Facility, with a variable interest rate, to fund the Texel acquisition.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer (the “CEO”) and the Executive Vice President and Chief Financial Officer (the "CFO"), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"), and that such information is accumulated and communicated to management of the Company, with the participation of its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2016 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Lydall Gerhardi GmbH & Co. KG ("Lydall Gerhardi"), which is an indirect wholly-owned subsidiary of the Company and part of the T/A Metals segment, is cooperating with the German Federal Cartel Office (Bundeskartellamt) in connection with an investigation, initiated in the second quarter of 2014, relating to possible violations of German anti-trust laws by and among certain European automotive heat shield manufacturers, including Lydall Gerhardi.
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

See Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, as updated by Part I, Item 1. Legal Proceedings of this report. The risks described in the Annual Report on Form 10-K, and the “Cautionary Note Concerning Forward-Looking Statements” in this report, are not the only risks faced by the Company. Additional risks and uncertainties not currently known or that are currently judged to be immaterial may also materially affect the Company’s business, financial position, results of operations or cash flows. The following risk factors have been updated from Part I, Item 1A of the Company's Annual Report on Form 10-K for the year ended December 31, 2015.

The Texel acquisition exposes the Company to a number of risks and uncertainties, the occurrence of any of which could materially adversely affect the Company’s business, cash flows, financial condition and results of operations as well as the market price of Lydall’s common stock - The Company entered into a Share Purchase Agreement on July 7, 2016 relating to the acquisition of the Texel businesses and funded the purchase price for the acquisition from cash on hand and borrowings under the Amended Credit Facility. The acquisition exposes the Company to a number of risks and uncertainties, including the subsequent integration of the acquired businesses with the Company, the financial performance of the Texel acquisition, risks associated with incurring additional indebtedness and the risks associated with international expansion.

Additionally, Company management has spent, and will continue to spend, a significant amount of its time and efforts directed toward the Texel businesses, which time and efforts otherwise would have been spent on existing businesses and other opportunities that could have been beneficial to Lydall. In addition, the Company may not realize the anticipated benefits of the acquisition of the Texel businesses. The Company’s ability to realize such benefits will depend on its ability to successfully and efficiently integrate the Texel business, which involves products, markets, and geographies that are new to the Company. Difficulties of integration include coordinating and consolidating separate systems and facilities, integrating the management of the acquired business, integrating legal and financial controls, retaining market acceptance of products, maintaining employee morale, retaining key employees, and implementing Lydall’s management information systems and operational procedures and disciplines. Any such difficulties may make it more difficult to maintain relationships with employees, customers, business partners and suppliers. Also, even if integration is successful, the financial performance of the acquired business may not be as expected and there can be no assurance that the Company will realize anticipated revenue and earnings enhancements from the acquisition.

The Company’s inability to implement effective internal controls, procedures and policies for the acquired Texel businesses as required by Sarbanes-Oxley Act of 2002 within the time periods prescribed thereby - The Company plans to fully evaluate the internal controls of the Texel businesses and any subsequently acquired companies, and then implement a standard framework established by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission in internal control - integrated framework (2013 Framework) of internal controls at those acquired businesses. The Company cannot provide assurance that it will be able to provide a report that contains no material weaknesses with respect to the Texel businesses or any other acquisition.

The Company incurred a substantial amount of additional indebtedness which could have an adverse effect on the Company’s financial health and make it more difficult for Lydall to obtain additional financing in the future - The Company financed the Texel acquisition with available cash and $85.0 million in borrowings under the Amended Credit Facility executed on July 7, 2016. Incurring additional debt to fund the acquisition purchase price may have an adverse effect on the Company’s financial condition and may limit Lydall’s ability to obtain any necessary financing in the future for working capital, capital expenditures, future acquisitions, debt service requirements or other purposes. Additionally, the Company may not be able to generate sufficient cash flow or otherwise obtain funds necessary to meet the additional debt obligations. Any default under the Amended Credit Facility would likely result in the acceleration of the repayment obligations to our lenders.

The Company’s foreign operations expose it to business, economic, political, legal, regulatory and other risks - The Company believes that in order to be competitive and grow its businesses, it needs to maintain significant foreign operations. Foreign operations are subject to inherent risks including political and economic conditions in various countries (including the recent decision by Britain to leave the European Union), unexpected changes in regulatory requirements (including tariff regulations and trade restrictions), longer accounts receivable collection cycles and potentially adverse tax consequences. The Company has little control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter its business practices in time to avoid the adverse effect of any of these possible changes.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended June 30, 2016, the Company acquired no shares of common stock through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, which allow the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
April 1, 2016 - April 30, 2016	—	$—	—	—
May 1, 2016 - May 31, 2016	—	$—	—	—
June 1, 2016 - June 30, 2016	—	$—	—	—
	—	$—	—	—

Item 6.	Exhibits

Exhibit Number	Description

2.1
Share Purchase Agreement, dated July 7, 2016, by and among ADS, Inc. and Lydall Canada Acquisition Corp., filed as Exhibit 2.1 to the Registrant's Form 8-K dated July 12, 2016 and incorporated herein by reference. The Registrant will supplementally furnish any omitted schedules to the Commission upon request.

10.1
Joinder and Second Amendment and Reaffirmation of Guaranty Agreement, dated July 7, 2016, by and among Lydall, Inc., as borrower, and Bank of America, N.A., as Agent for the Lenders, filed as Exhibit 99.2 to the Registrant's Form 8-K dated July 12, 2016 and incorporated herein by reference.

10.2
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

LYDALL, INC.

August 2, 2016	By:	/s/ Scott M. Deakin

Scott M. Deakin Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

LYDALL, INC.
Index to Exhibits

Exhibit Number	Description

2.1
Share Purchase Agreement, dated July 7, 2016, by and among ADS, Inc. and Lydall Canada Acquisition Corp., filed as Exhibit 2.1 to the Registrant's Form 8-K dated July 12, 2016 and incorporated herein by reference. The Registrant will supplementally furnish any omitted schedules to the Commission upon request.

10.1
Joinder and Second Amendment and Reaffirmation of Guaranty Agreement, dated July 7, 2016, by and among Lydall, Inc., as borrower, and Bank of America, N.A., as Agent for the Lenders, filed as Exhibit 99.2 to the Registrant's Form 8-K dated July 12, 2016 and incorporated herein by reference.

10.2
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