Form 10-Q
period 2016-09-30
LYDALL INC /DE/
filed 2016-11-02
CIK 60977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $ .01 par value per share.

Total Shares outstanding October 18, 2016	17,157,322

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current assumptions relating to the Company’s business, the economy and future conditions. Forward-looking statements generally can be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “forecasts,” “predicts,” “targets,” “prospects,” “strategy,” “signs” and other words of similar meaning in connection with the discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash and other measures of financial performance. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Forward-looking statements in this Quarterly Report on Form 10-Q include, among others, statements relating to:

•	Overall economic and business conditions and the effects on the Company’s markets;

•	Outlook for the fourth quarter of 2016;

•	Expected vehicle production in the North American, European or Asian markets;

•	Growth opportunities in markets served by the Company;

•	Ability to integrate the Texel business which was acquired in the third quarter of 2016;

•	Expected future financial and operating performance of Texel;

•	Expected gross margin, operating margin and working capital improvements from the application of Lean Six Sigma;

•	Product development and new business opportunities;

•	Future strategic transactions, including but not limited to: acquisitions, joint ventures, alliances, licensing agreements and divestitures;

•	Pension plan funding;

•	Future cash flow and uses of cash;

•	Future amounts of stock-based compensation expense;

•	Future earnings and other measurements of financial performance;

•	Ability to meet cash operating requirements;

•	Future levels of indebtedness and capital spending;

•	Ability to meet financial covenants in the Company's amended credit facility;

•	Future impact of the variability of interest rates and foreign currency exchange rates;

•	Expected future impact of recently issued accounting pronouncements upon adoption;

•	Future effective income tax rates and realization of deferred tax assets;

•	Estimates of fair values of reporting units and long-lived assets used in assessing goodwill and long-lived assets for possible impairment; and

•	The expected outcomes of legal proceedings and other contingencies.

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

	Quarter Ended September 30,
	2016	2015
	(Unaudited)
Net sales	$155,725	$131,240
Cost of sales	117,532	99,549
Gross profit	38,193	31,691
Selling, product development and administrative expenses	19,896	16,850
Operating income	18,297	14,841
Interest expense	389	187
Other income, net	(218)	(150)
Income before income taxes	18,126	14,804
Income tax expense	5,392	3,618
Income from equity method investment	(51)	—
Net income	$12,785	$11,186
Earnings per share:
Basic	$0.76	$0.67
Diluted	$0.75	$0.66
Weighted average number of common shares outstanding:
Basic	16,888	16,715
Diluted	17,138	17,028

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
Net sales	$422,660	$393,107
Cost of sales	316,100	299,827
Gross profit	106,560	93,280
Selling, product development and administrative expenses	59,062	51,332
Operating income	47,498	41,948
Gain on sale of business	—	(18,647)
Interest expense	643	595
Other income, net	(884)	(619)
Income before income taxes	47,739	60,619
Income tax expense	15,023	19,679
Income from equity method investment	(51)	—
Net income	$32,767	$40,940
Earnings per share:
Basic	$1.94	$2.45
Diluted	$1.92	$2.40
Weighted average number of common shares outstanding:
Basic	16,859	16,744
Diluted	17,084	17,085

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
	(Unaudited)		(Unaudited)
Net income	$12,785	$11,186	$32,767	$40,940
Other comprehensive income:
Foreign currency translation adjustments	(1,056)	(1,318)	(2,324)	(7,305)
Pension liability adjustment, net of tax	142	136	427	410
Comprehensive income	$11,871	$10,004	$30,870	$34,045

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$77,117	$75,909
Accounts receivable, less allowances (2016 - $1,606; 2015 - $1,251)	110,286	82,149
Inventories	62,412	46,530
Taxes receivable	4,609	4,194
Prepaid expenses	3,581	3,009
Other current assets	4,640	7,512
Total current assets	262,645	219,303
Property, plant and equipment, at cost	352,000	302,618
Accumulated depreciation	(202,308)	(188,185)
Net, property, plant and equipment	149,692	114,433
Goodwill	44,800	16,841
Other intangible assets, net	27,063	5,399
Other assets, net	3,899	2,284
Total assets	$488,099	$358,260
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$42	$323
Accounts payable	57,878	42,470
Accrued payroll and other compensation	14,583	10,210
Accrued taxes	3,421	1,200
Other accrued liabilities	7,522	6,797
Total current liabilities	83,446	61,000
Long-term debt	95,125	20,156
Deferred tax liabilities	16,883	14,997
Benefit plan liabilities	10,587	14,222
Other long-term liabilities	3,206	2,660

Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock	—	—
Common stock	248	247
Capital in excess of par value	80,421	76,746
Retained earnings	321,046	288,358
Accumulated other comprehensive loss	(36,482)	(34,585)
Treasury stock, at cost	(86,381)	(85,541)
Total stockholders’ equity	278,852	245,225
Total liabilities and stockholders’ equity	$488,099	$358,260

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30,
	2016	2015
	(Unaudited)
Cash flows from operating activities:
Net income	$32,767	$40,940
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on sale of business	—	(18,647)
Depreciation and amortization	14,064	12,968
Inventory step-up amortization	1,607	—
Deferred income taxes	(719)	(867)
Stock based compensation	3,070	2,283
Income from equity method investment	(51)	—
Loss on disposition of property, plant and equipment	—	273
Changes in operating assets and liabilities:
Accounts receivable	(15,380)	(11,649)
Inventories	(150)	(11,817)
Accounts payable	10,930	2,511
Accrued payroll and other compensation	2,652	(2,962)
Accrued taxes	2,096	5,987
Other, net	(3,464)	(4,123)
Net cash provided by operating activities	47,422	14,897
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(101,099)	—
Proceeds from the sale of business, net	—	28,550
Capital expenditures	(19,032)	(15,460)
Net cash (used for) provided by investing activities	(120,131)	13,090
Cash flows from financing activities:
Proceeds from borrowings	85,000	—
Debt repayments	(10,320)	(428)
Common stock issued	611	1,211
Common stock repurchased	(809)	(8,481)
Excess tax benefit on stock awards	—	522
Net cash provided by (used for) financing activities	74,482	(7,176)
Effect of exchange rate changes on cash	(565)	(2,599)
Increase in cash and cash equivalents	1,208	18,212
Cash and cash equivalents at beginning of period	75,909	62,051
Cash and cash equivalents at end of period	$77,117	$80,263

Non-cash capital expenditures of $4.2 million and $2.4 million were included in accounts payable at September 30, 2016 and 2015, respectively.

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

On July 7, 2016, the Company completed an acquisition of the nonwoven and coating materials businesses primarily operating under the Texel brand (“Texel”) from ADS, Inc. (“ADS”), a Canadian based corporation. The Texel operations manufacture nonwoven needle punch materials and predominantly serve the geosynthetic, liquid filtration, and other industrial markets. The acquired businesses are included in the Company's Technical Nonwovens reporting segment.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the accounts of Lydall, Inc. and its subsidiaries. All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The operating results of Texel have been included in the Consolidated Statements of Operations beginning on the date of the acquisition, July 7, 2016, through September 30, 2016.  As part of the acquisition of Texel, the Company acquired a fifty percent interest in a joint venture, Afitex Texel Geosynthetiques Inc., which is accounted for under the equity method of accounting. The operating results of the Life Sciences Vital Fluids business have been included in the Consolidated Statement of Operations through the date of disposition, January 30, 2015. The year-end Condensed Consolidated Balance Sheet was derived from the December 31, 2015 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Management believes that all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position, results of operations and cash flows for the periods reported, have been included. For further information, refer to the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

In August 2014, the FASB issued ASU No. 2014-15, “Disclosure of Uncertainties about an Entity's Ability to Continue as a Going
Concern” (Subtopic 205-40). This ASU establishes specific guidance to an organization's management on their responsibility to evaluate whether there is substantial doubt about the organization's ability to continue as a going concern. This ASU is effective in the first annual period ending after December 15, 2016, and subsequent interim periods. This ASU is not expected to have an impact on the Company’s consolidated financial statements and disclosures.

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes". This ASU requires an entity to classify all deferred tax assets and liabilities, along with any related valuation allowance, as noncurrent on the balance sheet. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this ASU. This ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company adopted this standard prospectively during the quarter ended March 31, 2016. The adoption of this standard resulted in the reclassification of $4.6 million from current deferred income tax assets in the Consolidated Balance Sheet as of March 31, 2016 to noncurrent deferred income tax assets. Prior periods were not retrospectively adjusted.

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". This ASU requires entities that lease assets with lease terms of more than 12 months to recognize right-of-use assets and lease liabilities created by those leases on their balance sheets. The ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the method and impact the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements and disclosures.

In March 2016, the FASB issued ASU No. 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". This ASU simplifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, classification on the statement of cash flows, and accounting for forfeitures. This ASU is effective for fiscal years beginning after December 15, 2016, with early adoption permitted. The Company adopted this accounting standard update in the first quarter of 2016, effective January 1, 2016. As a result of the adoption of this ASU, the Company recognized excess tax benefits from stock award exercises and vesting as a discrete tax benefit of $0.3 million during the first quarter ended March 31, 2016. In addition, as a result of this change, excess tax benefits were excluded from the calculation of assumed proceeds in the Company’s calculation of diluted weighted shares. The Company applied these changes prospectively, and therefore prior periods have not been adjusted. As permitted by this ASU, the Company has made an accounting policy election to record forfeitures as they occur rather than estimating expected forfeitures and, as a result, the cumulative effect of this change in accounting principle of $0.1 million was recorded as an adjustment to retained earnings as of January 1, 2016. The ASU permits equity classification of awards for tax withholding up to the maximum individual tax rate in a given jurisdiction for the net settlement of an award. The Company is currently evaluating its policy on tax withholding for award net settlement.

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

In August 2016, the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments", which provides guidance on eight specific cash flow classification issues. Current GAAP does not include specific guidance on these eight cash flow classification issues. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the impact the adoption of ASU 2016-15 will have on the Company’s consolidated financial statements and disclosures.

2.	Acquisition and Divestiture

Acquisition

On July 7, 2016, the Company completed an acquisition of the nonwoven and coating materials businesses primarily operating under Texel from ADS, a Canadian based corporation. The Texel operations manufacture nonwoven needle punch materials and predominantly serve the geosynthetic, liquid filtration, and other industrial markets. The Company acquired one hundred percent of Texel for $102.7 million in cash, including a post-closing working capital adjustment. The purchase price was financed with a combination of cash on hand and $85.0 million of borrowings through the Company’s amended $175 million credit facility. As part of the acquisition, the Company acquired a fifty percent interest in a joint venture, Afitex Texel Geosynthetiques, Inc., with a fair value of $0.6 million. The joint venture is accounted for under the equity method of accounting. The operating results of the Texel business have been included in the Condensed Consolidated Statements of Operations since July 7, 2016, the date of the acquisition and are reported within the Technical Nonwovens segment.

During the three and nine months ended September 30, 2016, the Company incurred $0.5 million and $2.6 million of transaction related costs, respectively, primarily related to the acquisition of Texel. These transaction costs include legal fees and other professional services fees to complete the transaction. These corporate office expenses have been recognized in the Company’s Condensed Consolidated Statements of Operations as selling, product development and administrative expenses.

The following table summarizes the fair values of identifiable assets acquired and liabilities assumed at the date of the acquisition:

In thousands
Cash and cash equivalents	$1,610
Accounts receivable	13,355
Inventories	17,525
Prepaid expenses and other current assets	2,469
Non-current environmental indemnification receivable (Note 12)	925
Property, plant and equipment, net	31,603
Investment in joint venture	616
Goodwill (Note 4)	28,281
Other intangible assets, net (Note 4)	22,887
Total assets acquired	$119,271

Current liabilities	$(8,520)
Long-term environmental remediation liability (Note 12)	(925)
Deferred tax liabilities	(7,117)
Total liabilities assumed	(16,562)
Net assets acquired	$102,709

The following table reflects the unaudited pro forma operating results of the Company for the three and nine months ended September 30, 2016 and the three and nine months ended September 30, 2015, which give effect to the acquisition of Texel as if it had occurred on January 1, 2015. The pro forma information includes the historical financial results of the Company and Texel. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective January 1, 2015, nor are they intended to be indicative of results that may occur in the future. The pro forma information does not include the effects of any synergies related to the acquisition.

	(Unaudited Pro Forma)		(Unaudited Pro Forma)
	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2016	2015	2016	2015
Net sales	$157,528	$153,180	$462,068	$447,102
Net income	$14,679	$12,630	$36,497	$41,319

Earnings per share:
Basic	$0.87	$0.76	$2.16	$2.47
Diluted	$0.86	$0.74	$2.14	$2.42

Pro forma earnings during the three months ended September 30, 2016 were adjusted to exclude non-recurring items such as acquisition related costs of $0.7 million and expense related to the fair value adjustment to inventory of $1.6 million. No amount is included in the pro forma earnings for the three months ended September 30, 2016 related to inventory fair value adjustments which would have been recognized in cost of sales as the corresponding inventory would have been completely sold during 2015. Pro forma earnings during the three months ended September 30, 2016 were adjusted to include additional expense of $0.3 million related to the amortization of acquired Technical Nonwoven intangible assets recognized at fair value in purchase accounting.

Pro forma earnings during the three months ended September 30, 2015 were adjusted to include expense of $0.6 million related to the amortization of acquired Technical Nonwoven intangible assets recognized at fair value in purchase accounting, interest expense of $0.2 million associated with borrowings under the Company’s Amended Credit Facility, additional depreciation expense of $0.3 million resulting from increased basis of property, plant and equipment, and expense of $0.2 million related to the fair value adjustment to inventory. Customer freight billings of $0.5 million were reclassed from costs of sales to net sales for the three months ended September 30, 2015 to conform to GAAP.

Pro forma earnings during the nine months ended September 30, 2016 were adjusted to exclude non-recurring items such as acquisition related costs of $2.3 million and expense related to the fair value adjustment to inventory of $1.6 million, and to include $1.6 million for additional amortization of the acquired Technical Nonwoven intangible assets recognized at fair value in purchase accounting, additional interest expense of $0.2 million associated with borrowings under the Company’s Amended Credit Facility, and additional depreciation expense of $0.6 million resulting from increased basis of property, plant and equipment. No amount is included in the pro forma earnings during the nine months ended September 30, 2016 related to inventory fair value adjustments which would have been recognized in cost of sales as the corresponding inventory would have been completely sold during 2015. Customer freight billings of $0.9 million were reclassed from costs of sales to net sales for the nine ended September 30, 2016.

Pro forma earnings during the nine months ended September 30, 2015 were adjusted to include acquisition-related costs of $0.4 million, expense of $2.5 million related to the amortization of the fair value adjustments to inventory and $1.6 million of additional amortization of the acquired Technical Nonwoven intangible assets recognized at fair value in purchase accounting, additional depreciation expense of $1.0 million resulting from increased basis of property, plant and equipment, as well as $0.4 million of interest expense associated with borrowings under the Company’s Amended Credit Facility. Customer freight billings of $1.3 million were reclassed from costs of sales to net sales for the nine months ended September 30, 2015 to conform to GAAP.

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

3. Inventories

Inventories as of September 30, 2016 and December 31, 2015 were as follows:

In thousands	September 30, 2016	December 31, 2015
Raw materials	$26,061	$17,128
Work in process	15,058	14,670
Finished goods	22,395	15,048
	63,514	46,846
Less: Progress billings	(1,102)	(316)
Total inventories	$62,412	$46,530
Included in work in process is gross tooling inventory of $8.5 million and $9.5 million at September 30, 2016 and December 31, 2015, respectively. Tooling inventory, net of progress billings, was $7.4 million and $9.2 million at September 30, 2016 and December 31, 2015, respectively.

4. Goodwill and Other Intangible Assets

Goodwill:

The Company tests its goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value may exceed its fair value.

The changes in the carrying amount of goodwill by segment as of and for the quarter ended September 30, 2016 were as follows:

	December 31, 2015	Currency translation adjustments	Additions	September 30, 2016
In thousands
Performance Materials	$12,898	$136	$—	$13,034
Technical Nonwovens	3,943	(458)	28,281	31,766
Total goodwill	$16,841	$(322)	$28,281	$44,800

The additional goodwill of $28.3 million within the Technical Nonwovens segment results from the acquisition of Texel on July 7, 2016. The amount allocated to goodwill is reflective of the benefits the Company expects to realize from its entrance into the geosynthetic market, expansion in the liquid filtration and other industrial markets, and Texel's assembled workforce. None of the goodwill is expected to be deductible for income tax purposes.

Other Intangible Assets:

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other intangible assets, net” in the Condensed Consolidated Balance Sheets as of September 30, 2016 and December 31, 2015:

	September 30, 2016		December 31, 2015
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer Relationships	$22,875	$(891)	$2,412	$(411)
Patents	4,259	(3,460)	4,137	(3,272)
Technology	2,500	(435)	2,500	(310)
Trade Names	2,276	(246)	220	(82)
License Agreements	611	(611)	771	(771)
Other	393	(208)	392	(187)
Total amortized intangible assets	$32,914	$(5,851)	$10,432	$(5,033)

In connection with the acquisition of Texel on July 7, 2016, the Company recorded intangible assets of $22.9 million, which included $20.8 million of customer relationships and $2.1 million of trade names. The weighted average useful lives of the acquired assets were 14 years and 5 years, respectively.

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

At September 30, 2016, the Company had borrowing availability of $76.2 million under the $175.0 million Amended Credit Facility net of standby letters of credit outstanding of $3.8 million. The Company was in compliance with all covenants at September 30, 2016 and December 31, 2015.

The Company had a capital lease agreement for the land and building at the St. Nazaire, France operating facility, included in the Thermal/Acoustical Metals segment, that required monthly principal and interest payments through July 2016. The capital lease provided an option for the Company to purchase the land and building at the end of the lease for a nominal amount. In the third quarter of 2016, the Company exercised its option to purchase the land and building.

Total outstanding debt consists of:

			September 30,	December 31,
In thousands	Effective Rate	Maturity	2016	2015
Revolver Loan, due July 7, 2021	1.27%	2021	$95,000	$20,000
Capital Lease, land and building, St. Nazaire, France	5.44%	2016	—	277
Capital Lease, manufacturing equipment, Hamptonville, North Carolina	5.00%	2017	3	9
Capital Lease, manufacturing equipment, Hamptonville, North Carolina	1.65%	2020	164	193
			95,167	20,479
Less portion due within one year			(42)	(323)
Total long-term debt			$95,125	$20,156

The carrying value of the Company’s $175.0 million Amended Credit Facility approximates fair value given the variable rate nature of the debt. This debt would be classified as a Level 2 liability within the fair value hierarchy.

The weighted average interest rate on long-term debt was 1.3% for the nine months ended September 30, 2016 and 1.3% for the year ended December 31, 2015.

6. Equity Compensation Plans

As of September 30, 2016, the Company’s equity compensation plans consisted of the 2003 Stock Incentive Compensation Plan (the “2003 Plan”) and the 2012 Stock Incentive Plan (the “2012 Plan” and together with the 2003 Plan, the “Plans”) under which incentive and non-qualified stock options and time and performance based restricted shares have been granted to employees and directors from authorized but unissued shares of common stock or treasury shares. The 2003 Plan is not active, but continues to govern all outstanding awards granted under the plan until the awards themselves are exercised or terminate in accordance with their terms. The 2012 Plan, approved by shareholders on April 27, 2012, authorizes 1.75 million shares of common stock for awards. The 2012 Plan also authorizes an additional 1.2 million shares of common stock to the extent awards granted under prior stock plans that were outstanding as of April 27, 2012 are forfeited. The 2012 Plan provides for the following types of awards: options, restricted stock, restricted stock units and other stock-based awards.

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

The Company incurred equity compensation expense of $1.0 million and $0.8 million for the quarters ended September 30, 2016 and September 30, 2015, respectively, and $3.1 million and $2.3 million for the nine months ended September 30, 2016 and September 30, 2015, respectively, for the Plans, including restricted stock awards. No equity compensation costs were capitalized as part of inventory.

Stock Options

The following table is a summary of outstanding and exercisable options as of September 30, 2016:

In thousands except per share amounts and years	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at September 30, 2016	419	$21.43	6.8	$12,435
Exercisable at September 30, 2016	198	$12.57	5.0	$7,620
Unvested at September 30, 2016	221	$29.35	8.4	$4,814

There were no stock options granted and 18,863 stock options exercised during the quarter ended September 30, 2016 and 18,300 stock options granted and 46,502 stock options exercised during the nine months ended September 30, 2016. The amount of cash received from the exercise of stock options was $0.2 million during the quarter ended September 30, 2016 and $0.6 million during the nine months ended September 30, 2016. The intrinsic value of stock options exercised was $0.7 million with a tax benefit of $0.2 million during the quarter ended September 30, 2016 and the intrinsic value of stock options exercised was $1.3 million with a tax benefit of $0.3 million during the nine months ended September 30, 2016. There were no stock options granted and 16,275 stock options exercised during the quarter ended September 30, 2015 and no stock options granted and 118,321 stock options exercised during the nine months ended September 30, 2015. The amount of cash received from the exercise of stock options was $0.1 million during the quarter ended September 30, 2015 and $1.2 million during the nine months ended September 30, 2015. The intrinsic value of stock options exercised was $0.3 million with a tax benefit of $0.1 million during the quarter ended September 30, 2015 and the intrinsic value of stock options exercised was $2.3 million with a tax benefit of $0.7 million during the nine months ended September 30, 2015. At September 30, 2016, the total unrecognized compensation cost related to non-vested stock option awards was approximately $2.1 million, with a weighted average expected amortization period of 2.7 years.

Restricted Stock

Restricted stock includes both performance-based and time-based awards. There were 8,570 time-based restricted stock units granted during the quarter ended September 30, 2016 and 16,500 time-based restricted shares and units granted during the nine months ended September 30, 2016. There were no performance-based restricted shares granted during the quarter ended September 30, 2016, and 7,380 performance shares which have a 2018 earnings per share target, granted in the nine months ended September 30, 2016. There were no performance-based shares that vested during the quarter ended September 30, 2016 and there were 65,087 performance-based restricted shares that vested in the nine months ended September 30, 2016 in accordance with Plan provisions. There were 6,000 time-based restricted shares that vested during the quarter ended September 30, 2016 and there were 14,129 time-based restricted shares that vested during the nine months ended September 30, 2016. There were 18,000 time-based and no performance-based restricted shares granted during the quarter and nine months ended September 30, 2015. There were no performance-based shares that vested during the quarter and nine months ended September 30, 2015. There were 14,071 time-based restricted shares that vested during the nine months ended September 30, 2015. At September 30, 2016, there were 266,363 unvested restricted stock awards with total unrecognized compensation cost related to these awards of $3.4 million with a weighted average expected amortization period of 1.8 years. Compensation expense for performance based awards is recorded based on the service period and management’s assessment of the probability of achieving the performance goals.

7. Stock Repurchases

During the nine months ended September 30, 2016, the Company purchased 28,886 shares of common stock valued at $0.8 million, through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, which allow the Company to withhold the number of shares having fair value equal to each recipient’s minimum tax withholding due.

8. Employer Sponsored Benefit Plans

As of September 30, 2016, the Company maintains a defined benefit pension plan that covers certain domestic Lydall employees (“domestic pension plan”) that is closed to new employees and benefits are no longer accruing. The domestic pension plan is noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in the plan. The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes.

The Company's total planned contribution is $3.6 million in cash for its domestic pension plan in 2016. Contributions of $3.6 million were made during the third quarter and nine months ended September 30, 2016. Contributions of $5.3 million were made during the third quarter of 2015 and $5.6 million were made for the nine months ended September 30, 2015.

The following is a summary of the components of net periodic benefit cost, which is recorded primarily within selling, product development and administrative expenses, for the domestic pension plan for the quarters and nine months ended September 30, 2016 and 2015:

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2016	2015	2016	2015
Components of net periodic benefit cost
Interest cost	$535	$517	$1,605	$1,550
Expected return on assets	(605)	(590)	(1,815)	(1,770)
Amortization of actuarial loss	233	224	700	673
Net periodic benefit cost	$163	$151	$490	$453

9. Income Taxes

The Company’s effective tax rate was 29.7% and 24.4% for the quarters ended September 30, 2016 and 2015, respectively, and 31.5% and 32.5% for the nine months ended September 30, 2016 and 2015, respectively. The difference in the Company’s effective tax rate for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015 was primarily due to a one-time discrete tax benefit of $1.2 million recognized in the third quarter of 2015 primarily related to research and development tax credits and the release of reserves for uncertain tax positions related to tax years that statutorily closed. In comparison, the third quarter of 2016 was negatively impacted by a one-time discrete tax expense of $0.5 million for nondeductible acquisition related expenses. Lowering the tax rate in the third quarter of 2016 compared to the same quarter of 2015 was a greater amount of pretax earnings derived from countries with lower tax rates than the U.S. The difference in the Company's effective tax rate for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to a more favorable mix of earnings derived from countries with lower tax rates, offset by a discrete tax expense of $0.5 million for acquisition related expenses in the third quarter of 2016 and the discrete tax benefit of $1.2 million in the third quarter of 2015.
The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, France, Germany, China, the United Kingdom, the Netherlands and Canada. With few exceptions, the Company is no longer subject to U.S. federal examinations for years before 2013, state and local examinations for years before 2011, and non-U.S. income tax examinations for years before 2003.
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
10. Earnings Per Share

For the quarters and nine months ended September 30, 2016 and 2015, basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method as long as their effect is not antidilutive.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2016	2015	2016	2015
Basic average common shares outstanding	16,888	16,715	16,859	16,744
Effect of dilutive options and restricted stock awards	250	313	225	341
Diluted average common shares outstanding	17,138	17,028	17,084	17,085

For each of the quarters ended September 30, 2016 and 2015, stock options for 0.1 million shares of Common Stock were not considered in computing diluted earnings per common share because they were antidilutive.

For the nine months ended September 30, 2016 and 2015, stock options for 0.1 million shares of common stock were not considered in computing diluted earnings per common share because they were antidilutive.

11. Segment Information

The Company’s reportable segments are Performance Materials, Technical Nonwovens, Thermal/Acoustical Metals, and Thermal/Acoustical Fibers. Other Products and Services (“OPS”) included Life Sciences Vital Fluids, which was sold on January 30, 2015.

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

Technical Nonwovens Segment

The Technical Nonwovens segment primarily produces needle punch nonwoven solutions for a myriad of industries and applications. The Industrial Filtration products include nonwoven rolled-good felt media and filter bags used primarily in industrial air and liquid filtration applications. Nonwoven filter media is the most commonly used filter technology to satisfy increasing emission control regulations in a wide range of industries, including power, cement, steel, asphalt, incineration, mining, food, and pharmaceutical. The Advanced Materials products include nonwoven rolled-good media that is used in other commercial applications and predominantly serves the geosynthetics, automotive, industrial and medical markets. The automotive media is provided to Tier I/II suppliers and as well as the Company's Thermal/Acoustical Fibers segment.

Technical Nonwovens segment products include air and liquid filtration media sold under the brand names Fiberlox® high performance filtration felts, Checkstatic™ conductive filtration felts, Microfelt® high efficiency filtration felts, Pleatlox® pleatable filtration felts, Ultratech™ PTFE filtration felts, Powertech® and Powerlox® power generation filtration felts, Microcap® high efficiency liquid filtration felts, Duotech membrane composite filtration felts, along with traditional scrim supported filtration felts. Technical Nonwovens Advanced Materials products are sold under the brand names Thermofit® thermo-formable products, Ecoduo® recycled content materials, Duotex® floor protection products, and Versaflex® composite molding materials. Technical Nonwovens also offers extensive finishing and coating capabilities which provide custom engineered properties tailored to meet the most demanding applications. The business leverages a wide range of fiber types and extensive technical capabilities to provide products that meet our customers’ needs across a variety of applications providing both high performance and durability.

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

The tables below present net sales and operating income by segment for the quarters and nine months ended September 30, 2016 and 2015, and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

Consolidated net sales by segment:

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2016	2015	2016	2015
Performance Materials Segment:
Filtration	$18,045	$16,597	$53,861	$48,140
Thermal Insulation	7,081	6,921	20,570	21,445
Life Sciences Filtration	3,705	2,924	10,749	7,947
Performance Materials Segment net sales	28,831	26,442	85,180	77,532

Technical Nonwovens Segment (1):
Industrial Filtration	25,414	27,182	67,805	85,519
Advanced Materials (2)	26,870	6,973	43,526	18,738
Technical Nonwovens net sales	52,284	34,155	111,331	104,257

Thermal/Acoustical Metals Segment:
Metal parts	39,807	35,354	117,578	106,735
Tooling	4,830	4,587	14,301	12,753
Thermal/Acoustical Metals Segment net sales	44,637	39,941	131,879	119,488

Thermal/Acoustical Fibers Segment:
Fiber parts	35,073	35,042	107,629	100,740
Tooling	1,356	639	4,829	1,528
Thermal/Acoustical Fibers Segment net sales	36,429	35,681	112,458	102,268

Other Products and Services:
Life Sciences Vital Fluids (3)	—	—	—	1,671
Other Products and Services net sales	—	—	—	1,671
Eliminations and Other (2)	(6,456)	(4,979)	(18,188)	(12,109)
Consolidated Net Sales	$155,725	$131,240	$422,660	$393,107

 Operating income by segment:

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2016	2015	2016	2015
Performance Materials	$3,283	$2,500	$10,102	$6,071
Technical Nonwovens (1)	5,662	3,352	12,807	11,058
Thermal/Acoustical Metals	5,451	3,889	13,090	12,323
Thermal/Acoustical Fibers	10,026	10,082	30,980	27,719
Other Products and Services (3)	—	—	—	118
Corporate Office Expenses	(6,125)	(4,982)	(19,481)	(15,341)
Consolidated Operating Income	$18,297	$14,841	$47,498	$41,948

Total assets by segment:

	September 30,	December 31,
In thousands	2016	2015
Performance Materials	$69,887	$66,706
Technical Nonwovens	211,253	89,566
Thermal/Acoustical Metals	124,377	111,195
Thermal/Acoustical Fibers	47,407	38,881
Corporate Office Expenses	35,175	51,912
Total Assets	$488,099	$358,260

(1)	The Technical Nonwovens segment reports results of Texel for the period following the date of acquisition of July 7, 2016 through September 30, 2016.

(2)
Included in the Technical Nonwovens segment and Eliminations and Other is $4.5 million and $4.1 million in intercompany sales to the T/A Fibers segment for the quarters ended September 30, 2016 and 2015, respectively, and $13.6 million and $9.5 million for the nine months ended September 30, 2016 and 2015, respectively.

(3)	Other Products and Services reports results for the period preceding the date of disposition of January 30, 2015.

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

Environmental Remediation

The Company has elected to remediate environmental contamination discovered prior to the closing of the Texel acquisition at a certain property in the province of Quebec, Canada (“the Property”) that was acquired by Lydall. The Company records accruals for environmental costs when such losses are probable and reasonably estimable. While the Company is currently in the process of determining the final scope and timing of the remediation project, it estimates the cost of the remediation project to range between $0.9 million and $1.5 million based on information provided from and the results of investigatory work performed by a third party environmental service firm. Based upon this range of estimated remediation costs, the Company recorded an environmental liability of $0.9 million (which is fully offset as described below) within other long-term liabilities on the Company's balance sheet at September 30, 2016, representing the minimum amount in the range as no other amount within the range represents a better estimate at this time.

Pursuant to the Share Purchase Agreement, ADS has agreed to indemnify the Company from all costs and liabilities associated with the contamination and remediation work, including the costs of preparation and approval of the remediation plan and other reports in relation therewith. This indemnity was secured by an environmental escrow account, which was established in the amount of $3.0 million Canadian Dollars ($2.3 million U.S. Dollars as of September 30, 2016). Should the costs and liabilities exceed the environmental escrow amount, the Company also has access to the general indemnity escrow account, which was established in the amount of $14.0 million Canadian Dollars ($10.7 million U.S. Dollars as of September 30, 2016). Based on the foregoing, an indemnification asset of $0.9 million was also recorded in other assets as the Company believes collection from ADS is probable. The accrual for remediation costs will be adjusted as further information develops, estimates change and payments to vendors are made for remediation, with an off-setting adjustment to the indemnification asset from ADS if collection is deemed probable.

13. Changes in Accumulated Other Comprehensive Income (Loss)

The following table discloses the changes by classification within accumulated other comprehensive income (loss) for the periods ended September 30, 2016 and 2015:

In thousands	Foreign Currency Translation Adjustment	Defined Benefit Pension Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2014	$(6,586)	$(17,575)	$(24,161)
Other Comprehensive loss	(7,305)	—	(7,305)
Amounts reclassified from accumulated other comprehensive loss (a)	—	410	410
Balance at September 30, 2015	(13,891)	(17,165)	(31,056)
Balance at December 31, 2015	(16,920)	(17,665)	(34,585)
Other Comprehensive loss	(2,324)	—	(2,324)
Amounts reclassified from accumulated other comprehensive loss (a)	—	427	427
Balance at September 30, 2016	$(19,244)	$(17,238)	$(36,482)

(a)
Amount represents amortization of actuarial losses, a component of net periodic benefit cost. This amount was $0.4 million, net of $0.3 million tax benefit for the nine months ended September 30, 2016 and 2015. For the quarters ended September 30, 2016 and 2015, this amount was $0.1 million, net of $0.1 million tax benefit.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

Business

Lydall, Inc. and its subsidiaries (collectively, the “Company” or “Lydall”) design and manufacture specialty engineered nonwoven filtration media, industrial thermal insulating solutions, and thermal and acoustical barriers for filtration/separation and heat abatement and sound dampening applications. Lydall principally conducts its business through four reportable segments: Performance Materials, Technical Nonwovens, Thermal/Acoustical Metals and Thermal/Acoustical Fibers, with sales globally. The Performance Materials segment includes filtration media solutions for air, fluid power, and industrial applications (“Filtration”), air and liquid life science applications (“Life Sciences Filtration”), and thermal insulation solutions for building products, appliances, and energy and industrial markets (“Thermal Insulation”). The Technical Nonwovens consists of Industrial Filtration products that include nonwoven rolled-goods felt media and filter bags used primarily in industrial air and liquid filtration applications as well as Advanced Materials products that include nonwoven rolled-good media that is used in other commercial applications and predominantly serves the geosynthetics, automotive, industrial and medical markets. Advanced Materials products also include automotive rolled-good material for use in the Thermal/Acoustical Fibers segment manufacturing process. Nonwoven filter media is used to satisfy increasing emission control regulations in a wide range of industries, including power, cement, steel, asphalt, incineration, food, and pharmaceutical. The Thermal/Acoustical Metals (“T/A Metals”) segment and Thermal/Acoustical Fibers (“T/A Fibers”) segment offer innovative engineered products to assist in noise and heat abatement within the transportation sector.

Third Quarter 2016 Highlights

Below are financial highlights comparing Lydall’s quarter ended September 30, 2016 (“Q3 2016”) results to its quarter ended September 30, 2015 (“Q3 2015”) results:

•	Net sales were $155.7 million in Q3 2016, compared to $131.2 million in Q3 2015, an increase of $24.5 million, or 18.7%. The change in consolidated net sales is summarized in the following table:

Components	Change in Net Sales	Percent Change
Acquisition of Texel (July 7, 2016)	$23,187	17.7%
Parts volume and pricing change	2,379	1.8%
Change in tooling sales	400	0.3%
Foreign currency translation	$(1,481)	(1.1)%
Total	$24,485	18.7%

•
Increase in net sales was primarily related to the acquisition of Texel, which occurred on July 7, 2016 and is included in the Technical Nonwovens segment. Increased net sales in the T/A Metals, Performance Materials and T/A Fibers segments of 11.8%, 9.0% and 2.1%, respectively, were partially offset by a sales decline of 14.8% in the legacy businesses of the Technical Nonwovens segment.

•
Gross margin increased 40 basis points to 24.5% in Q3 2016, compared to 24.1% in Q3 2015 primarily due to improved mix of products and lower raw material costs, partially offset by the negative impact of 110 basis points from a purchase accounting adjustment related to inventory step-up associated with the Texel business included in the Technical Nonwovens segment. The gross margin improvement was principally led by the Performance Materials segment, due to a favorable product mix and improved absorption of fixed costs, and the T/A Metals segment due to a favorable product mix and lower raw material costs.

•	Operating income was $18.3 million, or 11.7%, of net sales in Q3 2016, compared to $14.8 million, or 11.3% of net sales, in Q3 2015;

-
Operating income and operating margin were positively impacted by improved gross margin compared to Q3 2015, principally led by the Performance Materials and T/A Metals segments, partially offset by the negative impact of 110 basis points from a purchase accounting adjustment for inventory step up related to the Texel acquisition included in the Technical Nonwovens segment.

-
All of the gross margin improvement was realized in operating margin, as selling, product development and administrative expenses as a percentage of net sales were flat. Negatively impacting operating margin by approximately 170 basis points in the third quarter of 2016 compared to the third quarter of 2015 was the Texel inventory step-up of $1.6 million and increases in amortization of intangibles from the Texel acquisition of $0.5 million and acquisition related expenses of $0.5 million.

•
Effective tax rate was 29.7% in Q3 2016 compared to 24.4% in Q3 2015. The higher rate was primarily related to discrete tax benefits in Q3 2015, primarily due to research and development tax credits and the release of reserves for previously uncertain tax positions related to tax years that have statutorily closed, partially offset by greater pretax earnings in jurisdictions with lower tax rates than the U.S. in the third quarter of 2016 compared to the third quarter of 2015.

•
Net income was $12.8 million, or $0.75 per diluted share, in Q3 2016, which included $0.07 per share of purchase accounting inventory step-up, $0.02 per share of acquisition related expenses and $0.03 per share of discrete income tax charges, compared to $11.2 million, or $0.66 per diluted share, in Q3 2015, which included $0.07 of discrete income tax benefits.

Texel Acquisition

On July 7, 2016, Lydall completed the acquisition of Texel ("acquisition"), a Canadian division of ADS, Inc., for approximately $102.7 million in cash, including a post-closing working capital adjustment. The acquisition was financed with a combination of cash on hand and borrowing from the Company’s Amended Credit Facility. The transaction strengthens Lydall’s position as an industry-leading, global provider of filtration and engineered materials and expands the Company’s end markets into attractive adjacencies. The acquisition is expected to be accretive to Lydall’s earnings, net of the effect of purchase accounting, and accretive to cash flow from operating activities within 12 months. Beginning with 2016 third quarter reporting, the acquisition is included in Lydall’s Technical Nonwovens segment.

Liquidity

On July 7, 2016, the Company amended its $100 million senior secured revolving credit facility to increase the available borrowing from $100 million to $175 million, added a fourth lender and extended the maturity date from January 31, 2019 to July 7, 2021. The Company borrowed $85 million from this amended credit facility (for a total of $95 million outstanding) to fund the Texel acquisition. As a result, the Company’s leverage ratio was 1.2 to 1.0 at September 30, 2016, which was below the maximum allowed ratio of debt to EBITDA of 3.0 to 1.0 in accordance with the Company's Amended Credit Facility. The Company's cash on hand and the credit facility provide additional capacity to support organic growth programs, fund capital investments and continue the pursuit of attractive acquisitions intended to drive profitable growth.

The Company generated cash from operating activities of $47.4 million in the nine months ended September 30, 2016 compared to $14.9 million in the first nine months of 2015, primarily from improvements in working capital management, improved operating performance and timing of payments. The cash balance was $77.1 million as of September 30, 2016, with $18.2 million used on July 7, 2016 to fund the Texel acquisition, compared to cash of $75.9 million at December 31, 2015.

Outlook

Looking to the balance of 2016, the Company expects demand in its automotive segments to remain steady with recent periods as the Company continues to benefit from new product launches, primarily in the T/A Metals segment. In the Performance Materials segment, the Company expects improved demand to continue in filtration markets, but to be tempered sequentially by planned fourth quarter shutdowns at certain customers. In the Technical Nonwovens segment, the Company expects softness in the power generation industrial filtration markets to persist for the remainder of the fourth quarter. With respect to the Texel business, the Company anticipates it will experience a softer fourth quarter versus the most recent results given the normal seasonality for its geosynthetic products.

Results of Operations

All of the following tabular comparisons, unless otherwise indicated, are for the quarters ended September 30, 2016 (Q3-16) and September 30, 2015 (Q3-15) and the nine months ended September 30, 2016 (YTD-16) and September 30, 2015 (YTD-15).

Net Sales

	Quarter Ended			Nine Months Ended
In thousands	Q3-16	Q3-15	Percent Change	YTD-16	YTD-15	Percent Change
Net sales	$155,725	$131,240	18.7%	$422,660	$393,107	7.5%

Net sales for the third quarter of 2016 increased by $24.5 million, or 18.7%, compared to the third quarter of 2015. This increase was primarily related to greater net sales in the Technical Nonwovens segment of $18.1 million, or 53.1%, including $23.2 million of net sales from Texel since the acquisition date, which occurred on July 7, 2016, partially offset by lower power generation market related net sales from legacy segment products and the negative impact of foreign currency translation of $1.4 million, or 4.2%. There were no Texel sales included in the Technical Nonwovens segment in the third quarter of 2015. The T/A Metals segment reported sales growth of $4.7 million, or 11.8%, in the third quarter of 2016 compared to the third quarter of 2015, and the Performance Materials segment reported growth in net sales of $2.4 million, or 9.0%. The T/A Fibers segment reported sales growth of $0.7 million, or 2.1%, in the third quarter of 2016 compared to the third quarter of 2015.

Net sales for the first nine months of 2016 increased by $29.6 million, or 7.5%, compared to the first nine months of 2015. This increase was primarily related to greater net sales in the Technical Nonwovens segment of $7.1 million, or 6.8%, including $23.2 million of net sales from Texel since the acquisition date, which occurred on July 7, 2016, partially offset by lower net sales from segment legacy products. There were no Texel sales included in the Technical Nonwovens segment in the first nine months of 2015. The T/A Metals segment reported sales growth of $12.4 million, or 10.4%, including the negative impact of foreign currency translation of $0.2 million, or 0.2%, in the first nine months of 2016 compared to the first nine months of 2015, and the T/A Fibers segment reported sales growth of $10.2 million, or 10.0%. The Performance Materials segment reported growth in net sales of $7.6 million, or 9.9%, in the first nine months of 2016 compared to the first nine months of 2015. Net sales in the Life Sciences Vital Fluids business decreased by $1.7 million in the first nine months of 2016 compared to the first nine months of 2015 as the business was sold on January 30, 2015.

Cost of Sales

	Quarter Ended			Nine Months Ended
In thousands of dollars	Q3-16	Q3-15	Percent Change	YTD-16	YTD-15	Percent Change
Cost of sales	$117,532	$99,549	18.1%	$316,100	$299,827	5.4%

Cost of sales for the third quarter of 2016 increased by $18.0 million, or 18.1%, compared to the third quarter of 2015. The increase was primarily due to increased sales volumes in the Technical Nonwovens segment, primarily related to the Texel acquisition and included a $1.6 million purchase accounting adjustment to cost of sales related to inventory step-up, as well as increases in sales volumes in the T/A Metals and Performance Materials segments. Also contributing to the increase in cost of sales for the third quarter of 2016 compared to the third quarter of 2015 was the unfavorable absorption of fixed costs, primarily in the T/A Metals and T/A Fibers segments, partially offset by favorable absorption of fixed costs in the Performance Materials segment. These increases to cost of sales were partially offset by improved mix of products across all of the Company's segments, as well as lower raw material costs, primarily in the Technical Nonwovens and T/A Fibers segments. Foreign currency translation had a negative impact of $1.2 million, or 1.2%, on cost of sales in the third quarter of 2016 compared to the third quarter of 2015.

Cost of sales for the first nine months of 2016 increased by $16.3 million, or 5.4%, compared to the first nine months of 2015. The increase was due to increased sales volumes across all of the Company's segments, which included the Texel acquisition in the Technical Nonwovens segment. Also contributing to the increase in cost of sales for the first nine months of 2016 compared to the first nine months of 2015 was higher labor and overhead costs in the T/A Metals and T/A Fibers segments, partially offset by lower overhead costs in the Performance Materials segment. These increases to cost of sales were partially offset due to improved mix of products as well as lower raw material costs across all of the Company's segments, but primarily in the Technical Nonwovens and T/A Fibers segments. Foreign currency translation had a negative impact of $2.4 million, or 0.8%, on cost of sales in the first nine months of 2016 compared to the first nine months of 2015.

Gross Profit

	Quarter Ended			Nine Months Ended
In thousands	Q3-16	Q3-15	Percent Change	YTD-16	YTD-15	Percent Change
Gross profit	$38,193	$31,691	20.5%	$106,560	$93,280	14.2%
Gross margin	24.5%	24.1%		25.2%	23.7%

Gross margin for the third quarter of 2016 was 24.5% compared to 24.1% in the third quarter of 2015. Consolidated gross margin was favorably impacted by approximately 40 basis points due to improved gross margin from the Performance Materials segment as a result of a favorable mix of product sales and improved absorption of fixed costs on higher sales volume, partially offset by higher raw material costs. Additionally, the T/A Metals segment favorably impacted consolidated gross margin by approximately 30 basis points, primarily as a result of favorable product mix and improved absorption of fixed costs in the third quarter of 2016 compared to the third quarter of 2015. Consolidated gross margin was negatively impacted by approximately 40 basis points from the Technical Nonwovens segment, primarily related to the acquisition of Texel, which included the negative impact of a $1.6 million, or 110 basis point, purchase accounting adjustment relating to inventory step-up in the third quarter of 2016. The T/A Fibers segment negatively impacted consolidated gross margin by approximately 10 basis points, primarily as a result of a greater mix of lower margin tooling sales in the third quarter of 2016 compared to the third quarter of 2015.

Gross margin for the first nine months of 2016 was 25.2% compared to 23.7% in the first nine months of 2015. Consolidated gross margin was favorably impacted by approximately 70 basis points due to improved gross margin from the Performance Materials segment as a result of a favorable mix of product sales and improved absorption of fixed costs on higher sales volume. Additionally, the T/A Fibers segment favorably impacted consolidated gross margin by approximately 40 basis points, primarily as a result of lower raw material costs and favorable product mix, partially offset by lower customer pricing in the first nine months of 2016 compared to the first nine months of 2015. The Technical Nonwovens segment favorably impacted consolidated gross margin by approximately 30 basis points, which included the negative impact of a $1.6 million, or 40 basis point, purchase accounting adjustment relating to inventory step-up in the third quarter of 2016, offset by lower raw material costs and favorable product mix, partially offset by lower customer pricing. The T/A Metals segment negatively impacted consolidated gross margin by approximately 40 basis points, primarily as a result of higher labor and overhead costs, including inefficiencies associated with new platform launches, partially offset by favorable product mix and lower raw material costs in the first nine months of 2016 compared to the first nine months of 2015.

Selling, Product Development and Administrative Expenses

	Quarter Ended			Nine Months Ended
In thousands	Q3-16	Q3-15	Percent Change	YTD-16	YTD-15	Percent Change
Selling, product development and administrative expenses	$19,896	$16,850	18.1%	$59,062	$51,332	15.1%
Percentage of sales	12.8%	12.8%		14.0%	13.1%

Selling, product development and administrative expenses for the third quarter of 2016 increased by $3.0 million compared to the third quarter of 2015. This increase was primarily related to the Technical Nonwovens segment due to the the acquisition of Texel, resulting in $2.0 million of expenses. There were no Texel selling, product development and administrative expenses included in the Technical Nonwovens segment in the third quarter of 2015. All other selling, product development and administrative expenses increased $1.1 million, or 0.7%, in the third quarter of 2016 compared to the third quarter of 2015. This increase was primarily due to greater salaries and benefits of $0.9 million, an increase of $0.5 million of corporate office acquisition related expenses primarily associated with the Texel acquisition and higher accrued incentive compensation expense of $0.3 million, primarily driven by improved performance in the Company's Performance Materials segment. These increases were partially offset by a decrease in other administrative expenses of $0.6 million in the third quarter of 2016 compared to the third quarter of 2015.
Selling, product development and administrative expenses for the first nine months of 2016 increased by $7.7 million compared to the first nine months of 2015. This increase was primarily related to the Technical Nonwovens segment due to the acquisition of Texel, resulting in expenses of $2.0 million. There were no Texel selling, product development and administrative expenses included in the Technical Nonwovens segment in the first nine months of 2015. All other selling, product development and administrative expenses increased $5.8 million, or 1.2%, in the first nine months of 2016 compared to the first nine months of 2015. This increase was primarily due to $2.6 million of corporate office acquisition related expenses primarily associated with the Texel acquisition and higher salaries and benefits of $2.4 million, including $0.8 million of stock based compensation, primarily at the Company’s corporate headquarters. Also contributing to the increase in selling, product development and administrative expenses was higher accrued incentive compensation expense of $1.1 million, primarily driven by improved performance in the Company's Performance Materials segment. These increases were partially offset by lower selling, product development and administrative expenses of $0.4 million related to the Life Sciences Vital Fluids business as a result of the sale of that business on January 30, 2015.
Interest Expense

	Quarter Ended			Nine Months Ended
In thousands	Q3-16	Q3-15	Percent Change	YTD-16	YTD-15	Percent Change
Interest expense	$389	$187	108.0%	$643	$595	8.1%
Weighted average interest rate	1.2%	1.2%		1.3%	1.3%

The increase in interest expense for the quarter and nine months ended September 30, 2016 compared to the same period of 2015 was due to increased borrowings under the Company's Amended Credit Facility used to finance the Texel acquisition, completed on July 7, 2016.

Gain on Sale of Business

	Quarter Ended			Nine Months Ended
In thousands	Q3-16	Q3-15	Dollar Change	YTD-16	YTD-15	Dollar Change
Gain on sale of business	$—	$—	—	$—	$(18,647)	18,647

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

Other Income/Expense, net

	Quarter Ended			Nine Months Ended
In thousands	Q3-16	Q3-15	Dollar Change	YTD-16	YTD-15	Dollar Change
Other (income) expense, net	$(218)	$(150)	(68)	$(884)	$(619)	(265)

The increase in other income, net for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015 was primarily related to higher foreign currency transaction gains associated with the revaluation of working capital and intercompany loans denominated in currencies other than the functional currency of the Company's subsidiaries.

The increase in other income, net for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily related to higher foreign currency transaction gains associated with the revaluation of working capital and intercompany loans denominated in currencies other than the functional currency of the Company's subsidiaries, primarily driven by the devaluation of the British Pound Sterling.

Income Taxes

The Company’s effective tax rate was 29.7% and 24.4% for the quarters ended September 30, 2016 and 2015, respectively, and 31.5% and 32.5% for the nine months ended September 30, 2016 and 2015, respectively. The difference in the Company’s effective tax rate for the quarter ended September 30, 2016 compared to the quarter ended September 30, 2015 was primarily due to a one-time discrete tax benefit of $1.2 million recognized in the third quarter of 2015 primarily related to research and development tax credits and the release of reserves for uncertain tax positions related to tax years that statutorily closed. In comparison, the third quarter of 2016 was negatively impacted by a one-time discrete tax expense of $0.5 million for nondeductible acquisition related expenses. Lowering the tax rate in the third quarter of 2016 compared to the same quarter of 2015 was a greater amount of pretax earnings derived from countries with lower tax rates than the U.S. The difference in the Company's effective tax rate for the nine months ended September 30, 2016 compared to the nine months ended September 30, 2015 was primarily due to a more favorable mix of earnings derived from countries with lower tax rates, offset by a discrete tax expense of $0.5 million for acquisition related expenses in the third quarter of 2016 and the discrete tax benefit of $1.2 million in the third quarter of 2015.
The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, France, Germany, China, the United Kingdom, the Netherlands and Canada. With few exceptions, the Company is no longer subject to U.S. federal examinations for years before 2013, state and local examinations for years before 2011, and non-U.S. income tax examinations for years before 2003.
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

Segment Results

The following tables present net sales information for the key product and service groups included within each operating segment as well as other products and services and operating income by segment, for the quarters and nine months ended September 30, 2016 compared with the quarter and nine months ended September 30, 2015:

Net sales by segment:

	Quarter Ended
In thousands	Q3-16	Q3-15	Dollar Change
Performance Materials Segment:
Filtration	$18,045	$16,597	$1,448
Thermal Insulation	7,081	6,921	160
Life Sciences Filtration	3,705	2,924	781
Performance Materials Segment net sales	28,831	26,442	2,389

Technical Nonwovens Segment (1):
Industrial Filtration	25,414	27,182	(1,768)
Advanced Materials (2)	26,870	6,973	19,897
Technical Nonwovens net sales	52,284	34,155	18,129

Thermal/Acoustical Metals Segment:
Metal parts	39,807	35,354	4,453
Tooling	4,830	4,587	243
Thermal/Acoustical Metals Segment net sales	44,637	39,941	4,696

Thermal/Acoustical Fibers Segment:
Fiber parts	35,073	35,042	31
Tooling	1,356	639	717
Thermal/Acoustical Fibers Segment net sales	36,429	35,681	748

Other Products and Services:
Life Sciences Vital Fluids (3)	—	—	—
Other Products and Services net sales	—	—	—
Eliminations and Other (2)	(6,456)	(4,979)	(1,477)
Consolidated Net Sales	$155,725	$131,240	$24,485

	Nine Months Ended
In thousands	YTD-16	YTD-15	Dollar Change
Performance Materials Segment:
Filtration	$53,861	$48,140	$5,721
Thermal Insulation	20,570	21,445	(875)
Life Sciences Filtration	10,749	7,947	2,802
Performance Materials Segment net sales	85,180	77,532	7,648

Technical Nonwovens Segment (1):
Industrial Filtration	67,805	85,519	(17,714)
Advanced Materials (2)	43,526	18,738	24,788
Technical Nonwovens net sales	111,331	104,257	7,074

Thermal/Acoustical Metals Segment:
Metal parts	117,578	106,735	10,843
Tooling	14,301	12,753	1,548
Thermal/Acoustical Metals Segment net sales	131,879	119,488	12,391

Thermal/Acoustical Fibers Segment:
Fiber parts	107,629	100,740	6,889
Tooling	4,829	1,528	3,301
Thermal/Acoustical Fibers Segment net sales	112,458	102,268	10,190

Other Products and Services:
Life Sciences Vital Fluids (3)	—	1,671	(1,671)
Other Products and Services net sales	—	1,671	(1,671)
Eliminations and Other (2)	(18,188)	(12,109)	(6,079)
Consolidated Net Sales	$422,660	$393,107	$29,553

Operating income by segment:

	Quarter Ended
	Q3-16		Q3-15
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$3,283	11.4%	$2,500	9.5%	$783
Technical Nonwovens (1)	5,662	10.8%	3,352	9.8%	2,310
Thermal/Acoustical Metals	5,451	12.2%	3,889	9.7%	1,562
Thermal/Acoustical Fibers	10,026	27.5%	10,082	28.3%	(56)
Other Products and Services (3)	—	—%	—	—%	—
Corporate Office Expenses	(6,125)		(4,982)		(1,143)
Consolidated Operating Income	$18,297	11.7%	$14,841	11.3%	$3,456

	Nine Months Ended
	YTD-16		YTD-15
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$10,102	11.9%	$6,071	7.8%	$4,031
Technical Nonwovens (1)	12,807	11.5%	11,058	10.6%	1,749
Thermal/Acoustical Metals	13,090	9.9%	12,323	10.3%	767
Thermal/Acoustical Fibers	30,980	27.5%	27,719	27.1%	3,261
Other Products and Services (3)	—	—%	118	7.1%	(118)
Corporate Office Expenses	(19,481)		(15,341)		(4,140)
Consolidated Operating Income	$47,498	11.2%	$41,948	10.7%	$5,550

(1)	The Technical Nonwovens segment reports results of Texel for the period following the date of acquisition of July 7, 2016 through September 30, 2016.

(2)
Included in the Technical Nonwovens segment and Eliminations and Other is $4.5 million and $4.1 million in intercompany sales to the T/A Fibers segment for the quarters ended September 30, 2016 and 2015, respectively, and $13.6 million and $9.5 million for the nine months ended September 30, 2016 and 2015, respectively.

(3)	Other Products and Services reports results for the period preceding the date of disposition of January 30, 2015.

Performance Materials

Segment net sales increased $2.4 million, or 9.0%, in the third quarter of 2016 compared to the third quarter of 2015. The increase was primarily due to higher net sales of filtration products of $1.4 million, or 8.7%, primarily due to improved demand and share gains of filtration products, particularly in North America and Europe, coupled with additional sales from new product development launches in Europe. Life sciences product net sales increased $0.8 million in the third quarter of 2016 compared to the third quarter of 2015 due to a termination buy in advance of product discontinuance. Foreign currency translation had a minimal impact on net sales in the third quarter of 2016 compared to the third quarter of 2015.

The Performance Materials segment reported operating income of $3.3 million, or 11.4% of net sales, in the third quarter of 2016, compared to operating income of $2.5 million, or 9.5% of net sales, in the third quarter of 2015. The increase in operating income was primarily attributable to gross margin improvement of 250 basis points due to a favorable mix of product sales and improved absorption of fixed costs related to increased production as a result of greater demand, partially offset by higher raw material costs. Segment selling, product development and administrative expenses increased $0.5 million and 60 basis points as a percentage of segment net sales in the third quarter of 2016 compared to the third quarter of 2015. These increases were primarily related to increased salaries and benefits of $0.4 million, including greater accrued incentive compensation of $0.3 million due to improved performance in the segment against annual incentive plan targets, and an increase in product trial expenses of $0.1 million. Foreign currency translation had a minimal impact on operating income in the third quarter of 2016 compared with the third quarter of 2015.

Segment net sales increased $7.6 million, or 9.9%, in the first nine months of 2016 compared to the first nine months of 2015 as the first nine months of 2015 were negatively impacted by weakness across all segment markets. Filtration product net sales and life sciences product net sales increased $5.7 million and $2.8 million, respectively, in the first nine months of 2016 compared to the first nine months of 2015. The increase in filtration product net sales was due to higher overall demand and share gains for filtration products, particularly in North America and Europe, as well as net sales from new product development in Europe. The increase in life sciences product net sales was primarily due to a termination buy in advance of product discontinuance. These increases were partially offset by lower net sales of thermal insulation products of $0.9 million in the first nine months of 2016 compared to the first nine months of 2015, primarily the result of continued lower demand globally for cryogenic insulation products serving the liquid natural gas market which were negatively impacted by lower oil prices. Foreign currency translation had a minimal impact on net sales for the first nine months of 2016 compared to the first nine months of 2015.

The Performance Materials segment reported operating income of $10.1 million, or 11.9% of net sales, in the first nine months of 2016, compared to operating income of $6.1 million, or 7.8% of net sales, in the first nine months of 2015. The increase in operating income was primarily attributable to gross margin improvement of 390 basis points as a result of a favorable mix of product sales and improved absorption of fixed costs due to improved demand for products. Segment selling, product development and administrative costs increased $1.1 million in the first nine months of 2016 compared to the first nine months of 2015. This increase was primarily related to higher accrued incentive compensation due to improved performance in the segment against annual incentive plan targets and higher severance expenses. Segment selling, product development and administrative costs decreased

20 basis points as a percentage of segment net sales in the first nine months of 2016 compared to the first nine months of 2015. Foreign currency translation had a minimal impact on operating income in the first nine months of 2016 compared with the first nine months of 2015.

Technical Nonwovens

Segment net sales increased $18.1 million, or 53.1%, in the third quarter of 2016 compared to the third quarter of 2015. The increase in segment net sales was due to the acquisition of Texel which occurred on July 7, 2016. As a result, Texel net sales of $23.2 million since the date of the acquisition are included in the segment third quarter 2016 net sales. Legacy segment net sales decreased $5.1 million, or 14.8%, in the third quarter of 2016 compared to the third quarter of 2015. Sales of industrial filtration products decreased $1.8 million in the third quarter of 2016 compared to the third quarter of 2015, primarily due to lower demand in the global power generation markets, as well as general market softness in China. Sales of advanced materials products increased $19.9 million in the third quarter of 2016 compared to the third quarter of 2015, from Texel advanced materials net sales and to a lesser extent, increased net sales of automotive rolled-good material for use in the T/A Fiber segment manufacturing process. Foreign currency translation had a negative impact on net sales of $1.4 million, or 4.2%, in the third quarter of 2016 compared to the third quarter of 2015.

The Technical Nonwovens segment reported operating income of $5.7 million, or 10.8% of net sales, in the third quarter of 2016, compared to $3.4 million, or 9.8% of net sales, in the third quarter of 2015. The increase in segment operating income was primarily related to the acquisition of Texel, which included the negative impact of a $1.6 million purchase accounting adjustment to cost of sales related to inventory step-up. In addition, segment operating income increased in the third quarter of 2016 compared to the third quarter of 2015 from gross margin improvement in the legacy business as a result of lower raw material costs and favorable product mix. Segment selling, product development and administrative expenses increased by $1.4 million due to Texel expenses offset by lower legacy business expenses primarily related to lower professional services expenses of $0.3 million and lower other administrative costs of $0.3 million. However, as a percentage of segment net sales, selling, product development and administrative expenses decreased 30 basis points in the third quarter of 2016 compared to the third quarter of 2015. Foreign currency translation had a minimal impact on operating income in the third quarter of 2016 compared to the third quarter of 2015.

Segment net sales increased $7.1 million, or 6.8%, in the first nine months of 2016 compared to the first nine months of 2015. The increase in segment net sales was related to the acquisition of Texel. Texel net sales of $23.2 million since the date of the acquisition are included in the segment net sales for the first nine months of 2016. Legacy segment net sales decreased $16.1 million, or 15.5%, in the first nine months of 2016 compared to the first nine months of 2015. Sales of industrial filtration products decreased $20.3 million in the first nine months of 2016 compared to the first nine months of 2015 primarily due to lower demand in the global power generation markets, as well as general market softness in China. These decreases were partially offset by higher net sales of advanced materials products of $4.2 million, primarily from automotive rolled-good material for use in the T/A Fiber segment manufacturing process in the first nine months of 2016 compared to the first nine months of 2015. Foreign currency translation had a negative impact on net sales of $2.8 million, or 2.7%, in the first nine months of 2016 compared to the first nine months of 2015.

The Technical Nonwovens segment reported operating income of $12.8 million, or 11.5% of net sales, in the first nine months of 2016, compared to $11.1 million, or 10.6% of net sales, in the first nine months of 2015. The increase in segment operating income was related to the acquisition of Texel, which included the negative impact of a $1.6 million purchase accounting adjustment to cost of sales related to inventory step-up. While the segment reported lower legacy products net sales, operating margin improved by 200 basis points in the first nine months of 2016 compared to the first nine months of 2015, primarily attributable to lower raw material costs and a favorable product mix. Segment selling, product development and administrative expenses increased $1.5 million due to Texel expenses, partially offset by lower legacy business expenses related to lower professional services costs of $0.3 million, lower other administrative costs of $0.3 million and lower salaries of $0.2 million, partially offset by increased bad debt expense of $0.3 million. Foreign currency translation had a minimal impact on operating income in the first nine months of 2016 compared to the first nine months of 2015.

Thermal/Acoustical Metals

Segment net sales increased $4.7 million, or 11.8%, in the third quarter of 2016, compared to the third quarter of 2015. Automotive parts net sales increased $4.5 million, or 12.6%, compared to the third quarter of 2015 primarily due to increased demand and new platform launches from customers served by the Company’s North American and Chinese automotive operations, offset to some extent by lower demand from customers served by the Company's European automotive operations. Automotive tooling net sales increased $0.2 million, or 5.3%, compared to the third quarter of 2015 due to the timing of new product launches. Foreign currency translation had minimal impact on net sales in the third quarter of 2016 compared to the third quarter of 2015.

The T/A Metals segment reported operating income of $5.5 million, or 12.2% of net sales, in the third quarter of 2016, compared to operating income of $3.9 million, or 9.7% of net sales, in the third quarter of 2015. The increase in operating income as a percentage of segment net sales was primarily due to higher gross margin of approximately 170 basis points due to favorable product mix and lower raw material costs, partially offset by higher labor and overhead costs, primarily associated with inefficiencies on new platform launches and additional headcount. Segment selling, product development and administrative were flat in the third quarter of 2016 compared to the third quarter of 2015, but as a percentage of net sales, expenses were lower by 80 basis points. Foreign currency translation had a minimal impact on operating income in the third quarter of 2016 compared to the third quarter of 2015.

Segment net sales increased $12.4 million, or 10.4%, in the first nine months of 2016, compared to the first nine months of 2015. Automotive parts net sales increased $10.8 million, or 10.2% in the first nine months of 2016 compared to the first nine months of 2015 due to increased demand and new platform launches from customers served by the Company’s North American and Chinese automotive operations, offset to some extent by lower demand from customers served by the Company's European automotive operations. Tooling net sales increased by $1.5 million, or 12.1%, in the first nine months of 2016 compared to the first nine months of 2015 due to timing of new product launches, particularly in North America. Foreign currency translation had a negative impact on net sales of $0.2 million, or 0.2%, in the first nine months of 2016 compared to the first nine months of 2015.

The T/A Metals segment reported operating income of $13.1 million, or 9.9% of net sales, in the first nine months of 2016, compared to operating income of $12.3 million, or 10.3% of net sales, in the first nine months of 2015. The decrease in operating income as a percentage of segment net sales of 40 basis points was primarily due to lower gross margins of approximately 60 basis points due to higher labor and overhead costs, including inefficiencies associated with new platform launches, partially offset by favorable product mix and lower raw material costs. Segment selling, product development and administrative expenses increased $0.7 million in the first nine months of 2016 compared to the first nine months of 2015 related to higher salary and accrued incentive compensation expenses. Foreign currency translation had a minimal impact on operating income in the first nine months of 2016 compared to the first nine months of 2015.

Thermal/Acoustical Fibers

Segment net sales increased $0.7 million, or 2.1%, in the third quarter of 2016 compared to the third quarter of 2015 due to improved tooling net sales from new product launches, while automotive parts sales remained flat in the third quarter of 2016 compared to the second quarter of 2015.

The T/A Fibers segment reported operating income of $10.0 million, or 27.5% of net sales, in the third quarter of 2016, compared to operating income of $10.1 million, or 28.3% of net sales, in the third quarter of 2015. The decrease in operating income as a percentage of segment net sales of 80 basis points was primarily due lower gross margins of approximately 40 basis points in the third quarter of 2016 compared to the third quarter of 2015. The lower gross margins were primarily due to a higher mix of lower margin tooling sales in the third quarter of 2016 compared to the third quarter of 2015, and to a lesser extent, higher labor and overhead costs offset to some extent by lower raw material costs and favorable product mix. Segment selling, product development and administrative expenses increased $0.2 million compared to the prior year quarter primarily related to higher salaries and benefits.

Segment net sales increased $10.2 million, or 10.0%, in the first nine months of 2016, compared to the first nine months of 2015. Automotive parts net sales increased by $6.9 million, or 6.8%, compared to the first nine months of 2015. This increase was driven by higher consumer demand for vehicles in North America on Lydall’s existing platforms and new platform awards and to a lesser extent the negative impact of a key customer bringing a plant back to full rate production after a planned shut-down in the first quarter of 2015. Tooling net sales in the first nine months of 2016 increased $3.3 million compared to the first nine months of 2015 due to timing of new product launches.

The T/A Fibers segment reported operating income of $31.0 million, or 27.5% of net sales, in the first nine months of 2016, compared to operating income of $27.7 million, or 27.1% of net sales, in the first nine months of 2015. The increase in operating income was primarily attributable to increased parts net sales and gross margin improvement of approximately 90 basis points as a result of a lower raw material costs and a favorable mix of product sales, partially offset by lower product pricing. Segment selling, product development and administrative costs increased $1.0 million compared to the prior year primarily related to higher salaries and benefits of $0.5 million, an increase in product development expenses of $0.3 million and an increase in other administrative expenses of $0.2 million.

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

As a result of the aforementioned sale of the Life Sciences Vital Fluids business in the first quarter of 2015, there were no reported sales or operating income for the third quarter of 2016 or 2015 or the nine months ended September 30, 2016. Life Sciences Vital Fluids reported net sales of $1.7 million and operating income of $0.1 million in the nine months ended September 30, 2015.

Corporate Office Expenses

Corporate office expenses for the quarter ended September 30, 2016 were $6.1 million, compared to $5.0 million in the third quarter of 2015. The increase of $1.1 million was due to $0.5 million of acquisition related expenses, primarily associated with the Texel acquisition completed on July 7, 2016, higher salaries and benefits of $0.5 million, including stock based compensation costs of $0.2 million, as well as an increase of $0.1 million in other administrative expenses.

Corporate offices expenses for the first nine months of 2016 were $19.5 million compared to $15.3 million in the first nine months of 2015. The increase of $4.2 million was primarily due to $2.6 million of acquisition related expenses, including costs associated with the acquisition of Texel, higher salaries and benefits of $1.4 million, including stock based compensation costs of $0.7 million and in increase in other administrative costs of $0.2 million, in the first nine months of 2016 compared to the first nine months of 2015.

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

At September 30, 2016, the Company held $77.1 million in cash and cash equivalents, including $27.9 million in the U.S. with the remaining held by foreign subsidiaries.

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

Operating Cash Flows

Net cash provided by operating activities in the first nine months of 2016 was $47.4 million compared with net cash provided by operating activities of $14.9 million in the first nine months of 2015. In the first nine months of 2016, net income and non-cash adjustments were $50.7 million compared to $37.0 million in the first nine months of 2015. Since December 31, 2015, net operating assets and liabilities increased by $3.3 million, primarily due to increases of $15.4 million in accounts receivable partially offset by an increase of $13.6 million in accounts payable and accrued payroll and other compensation. The increase in accounts receivable was primarily due to higher net sales within the Performance Materials, T/A Metals and T/A Fibers segments in the third quarter of 2016 compared to the fourth quarter of 2015. The increase in accounts payable was primarily driven by the timing of inventory purchases and payments for capital expenditures within the third quarter of 2016. Net operating assets and liabilities in the first nine months of 2015 increased by $22.1 million, primarily due to increases of $11.8 million in inventory and $11.6 million in accounts receivable. The increase in accounts receivable was primarily due to higher net sales within the Thermal/Acoustical Fibers segment in the third quarter of 2015 compared to the fourth quarter of 2014. The increase in inventory of $11.8 million was primarily due to increased production activity and strategic raw material inventory purchases, as well as increases in net tooling inventory in preparation of new part launches.

Investing Cash Flows

In the first nine months of 2016, net cash used for investing activities was $120.1 million compared to net cash provided by investing activities of $13.1 million in the first nine months of 2015. Investing activities in the first nine months of 2016 consisted of cash outflows of $101.1 million to fund the Texel acquisition, net of cash acquired of $1.6 million. Cash provided by investing activities in the first nine months of 2015 consisted of cash proceeds of $28.6 million associated with the sale of the Life Sciences Vital Fluids business, net of transaction expenses. Capital expenditures were $19.0 million during the first nine months of 2016, compared with $15.5 million for the same period of 2015, with the increase coming primarily within the Company's T/A Fibers and T/A Metals segments to support facility and new product platform expansion projects. Capital spending for the full-year 2016 is expected to be approximately $25 million to $30 million.

Financing Cash Flows

In the first nine months of 2016, net cash provided by financing activities was $74.5 million compared to net cash used for financing activities of $7.2 million in the first nine months of 2015. The Company received proceeds of $85.0 million from borrowings under its Amended Credit Facility in the third quarter of 2016 to fund the acquisition of Texel. Debt repayments were $10.3 million and $0.4 million for the first nine months of 2016 and 2015, respectively as the Company paid back $10.0 million of debt outstanding on its Amended Credit Facility in 2016. The Company acquired $0.8 million in company stock through its equity compensation plans during the first nine months of 2016 and $8.5 million in company stock through its stock repurchase and equity compensation plans during the first nine months of 2015. The Company received $0.6 million from the exercise of stock options in the first nine months of 2016, compared to $1.2 million in the first nine months of 2015.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Footnote 1 of the “Notes to Consolidated Financial Statements” and Critical Accounting Estimates in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2015, and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the quarter or nine months ended September 30, 2016.

During the third quarter of 2016, the Company continued to monitor the recoverability of the long-lived assets at the Company’s DSM Solutech B.V. (“Solutech”) operation as a result of historical operating losses and negative cash flows. Future cash flows are dependent on the success of commercialization efforts of Solutech products by OEMs, and management’s ability to manage costs. A marginal reduction in expected future revenue or the inability to manage identified cost cutting measures could result in an impairment charge. In the event that Solutech's cash flows in the future do not meet current expectations, management, based upon conditions at the time, would consider taking actions as necessary to improve cash flow. A thorough analysis of all the facts and circumstances existing at the time would need to be performed to determine if recording an impairment loss was appropriate.

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

Foreign Currency Risk

The Company has operations in Germany, France, the United Kingdom, the Netherlands, China and Canada, in addition to the United States. As a result of this, the Company’s financial results are affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets where the Company manufactures and distributes its products. The Company’s currency exposure is to the US Dollar, the Euro, the British Pound Sterling, the Japanese Yen, the Chinese Yuan, the Hong Kong Dollar and the Canadian Dollar. The Company’s foreign and domestic operations limit foreign currency exchange transaction risk by completing transactions in local functional currencies, whenever practicable. The Company may periodically enter into foreign currency forward exchange contracts to mitigate exposure to foreign currency volatility. In addition, the Company utilizes bank loans and other debt instruments throughout its operations. To mitigate foreign currency risk, such debt is denominated primarily in the functional currency of the operation maintaining the debt.
The Company also has exposure to fluctuations in currency risk on intercompany loans that the Company makes to certain of its subsidiaries. The Company may periodically enter into foreign currency forward contracts which are intended to offset the impact of foreign currency movements on the underlying intercompany loan obligations.

Interest Rate Risk

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impact interest paid on its debt. In July 2016, the Company borrowed $85.0 million from its Amended Credit Facility, with a variable interest rate, to fund the Texel acquisition. The Company has debt with variable rates of interest based generally on LIBOR. Increases in interest rates could therefore significantly increase the associated interest payments that the Company is required to make on this debt. From time to time, the Company may enter into interest rate swap agreements to manage interest rate risk. The Company has assessed its exposure to changes in interest rates by analyzing the sensitivity to Lydall’s earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on the $95.0 million outstanding borrowings as of September 30, 2016, the Company’s net income would decrease by an estimated $0.7 million over a twelve-month period.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer (the “CEO”) and the Executive Vice President and Chief Financial Officer (the "CFO"), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"), and that such information is accumulated and communicated to management of the Company, with the participation of its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2016 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

On July 7, 2016, the Company completed the acquisition of Texel. Management considers this transaction to be material to the Company’s consolidated financial statements. We are currently in the process of evaluating the existing controls and procedures of the Texel business and integrating the business into our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 (the “Act”) and the applicable rules and regulations under such Act. In accordance with such rules, a company is permitted to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is consummated. The Company will report on its assessment of the effectiveness of internal control over financial reporting of its consolidated operations (including the Texel Business) within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

Subject to the foregoing, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2016 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Additionally, Company management has spent, and will continue to spend, a significant amount of its time and efforts directed toward the Texel businesses, which time and efforts otherwise would have been spent on existing businesses and other opportunities that could have been beneficial to Lydall. In addition, the Company may not realize the anticipated benefits of the acquisition of the Texel businesses. The Company’s ability to realize such benefits will depend on its ability to successfully and efficiently integrate the Texel business, which involves products, markets, and geographies that are new to the Company. Difficulties of integration include coordinating and consolidating separate systems, integrating the management of the acquired business, integrating legal and financial controls, retaining market acceptance of products, maintaining employee morale, retaining key employees, and implementing Lydall’s management information systems and operational procedures and disciplines. Any such difficulties may make it more difficult to maintain relationships with employees, customers, business partners and suppliers. Also, even if integration is successful, the financial performance of the acquired business may not be as expected and there can be no assurance that the Company will realize anticipated revenue and earnings enhancements from the acquisition.

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

During the three months ended September 30, 2016, the Company acquired 2,044 shares of common stock through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, which allow the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
July 1, 2016 - July 31, 2016	—	$—	—	—
August 1, 2016 - August 31, 2016	341	$47.39	—	—
September 1, 2016 - September 30, 2016	1,703	$48.43	—	—
	2,044	$48.26	—	—

Item 6.	Exhibits

Exhibit Number	Description

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

LYDALL, INC.

November 1, 2016	By:	/s/ Scott M. Deakin

Scott M. Deakin Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

LYDALL, INC.
Index to Exhibits

Exhibit Number	Description

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