Form 10-Q
period 2017-03-31
LYDALL INC /DE/
filed 2017-05-02
CIK 60977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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
_____________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such a shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐Accelerated filer ☒Non-accelerated filer (Do not check if a smaller reporting company) ☐Smaller reporting company ☐Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $ .01 par value per share.

Total Shares outstanding April 18, 2017	17,228,692

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current assumptions relating to the Company’s business, the economy and future conditions. Forward-looking statements generally can be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “forecasts,” “predicts,” “targets,” “prospects,” “strategy,” “signs” and other words of similar meaning in connection with the discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash and other measures of financial performance. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Forward-looking statements in this Quarterly Report on Form 10-Q include, among others, statements relating to:

•	Overall economic and business conditions and the effects on the Company’s markets;

•	Outlook for the second quarter and year ending 2017;

•	Expected vehicle production in the North American, European or Asian markets;

•	Growth opportunities in markets served by the Company;

•	Expected future financial and operating performance of Texel and Gutsche;

•	Ability to integrate the Texel and Gutsche businesses which were acquired in the second half of 2016;

•	Expected costs associated with restructuring programs;

•	Expected gross margin, operating margin and working capital improvements from the application of Lean Six Sigma;

•	Product development and new business opportunities;

•	Future strategic transactions, including but not limited to: acquisitions, joint ventures, alliances, licensing agreements and divestitures;

•	Pension plan funding;

•	Future cash flow and uses of cash;

•	Future amounts of stock-based compensation expense;

•	Future earnings and other measurements of financial performance;

•	Ability to meet cash operating requirements;

•	Future levels of indebtedness and capital spending;

•	Ability to meet financial covenants in the Company's amended revolving credit facility;

•	Future impact of the variability of interest rates and foreign currency exchange rates;

•	Expected future impact of recently issued accounting pronouncements upon adoption;

•	Future effective income tax rates and realization of deferred tax assets;

•	Estimates of fair values of reporting units and long-lived assets used in assessing goodwill and long-lived assets for possible impairment; and

•	The expected outcomes of legal proceedings and other contingencies, including environmental matters.
All forward-looking statements are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements made in this Quarterly Report on Form 10-Q, as well as in press releases and other statements made from time to time by the Company’s authorized officers. Such risks and uncertainties include, among others, worldwide economic cycles and political changes that affect the markets which the Company’s businesses serve, which could have an effect on demand for the Company’s products and impact the Company’s profitability; disruptions in the global credit and financial markets, including diminished liquidity and credit availability; changes in international trade agreements including tariff regulation and trade restrictions; swings in consumer confidence and spending; unstable economic growth; volatility in foreign currency exchange rates; raw material pricing and supply issues; fluctuations in unemployment rates; retention of key employees; increases in fuel prices; and outcomes of legal proceedings, claims and investigations, as well as other risks and uncertainties identified in Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q, and Part I, Item 1A - Risk Factors of Lydall’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

	Quarter Ended March 31,
	2017	2016
	(Unaudited)
Net sales	$165,487	$129,700
Cost of sales	125,063	97,323
Gross profit	40,424	32,377
Selling, product development and administrative expenses	25,469	18,698
Operating income	14,955	13,679
Interest expense	606	144
Other expense (income), net	140	(167)
Income before income taxes	14,209	13,702
Income tax expense	2,494	4,533
Loss from equity method investment	46	—
Net income	$11,669	$9,169
Earnings per share:
Basic	$0.69	$0.54
Diluted	$0.68	$0.54
Weighted average number of common shares outstanding:
Basic	16,983	16,825
Diluted	17,284	17,036

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Quarter Ended March 31,
	2017	2016
	(Unaudited)
Net income	$11,669	$9,169
Other comprehensive income:
Foreign currency translation adjustments	2,729	2,758
Pension liability adjustment, net of tax	172	146
Comprehensive income	$14,570	$12,073

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$62,539	$71,934
Accounts receivable, less allowances (2017 - $1,480; 2016 - $1,429)	111,662	103,316
Inventories	78,124	66,146
Taxes receivable	4,587	3,883
Prepaid expenses	4,311	4,085
Other current assets	6,254	6,242
Total current assets	267,477	255,606
Property, plant and equipment, at cost	365,618	359,961
Accumulated depreciation	(205,097)	(199,166)
Net, property, plant and equipment	160,521	160,795
Goodwill	64,219	63,606
Other intangible assets, net	40,681	41,447
Other assets, net	5,619	5,575
Total assets	$538,517	$527,029
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$236	$634
Accounts payable	65,816	56,346
Accrued payroll and other compensation	12,951	14,016
Accrued taxes	7,114	6,460
Other accrued liabilities	12,957	12,988
Total current liabilities	99,074	90,444
Long-term debt	118,098	128,141
Deferred tax liabilities	16,451	15,849
Benefit plan liabilities	13,526	14,729
Other long-term liabilities	4,559	4,410

Commitments and Contingencies (Note 12)
Stockholders’ equity:
Preferred stock	—	—
Common stock	249	249
Capital in excess of par value	83,667	82,387
Retained earnings	337,135	325,466
Accumulated other comprehensive loss	(45,049)	(47,950)
Treasury stock, at cost	(89,193)	(86,696)
Total stockholders’ equity	286,809	273,456
Total liabilities and stockholders’ equity	$538,517	$527,029

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Three Months Ended March 31,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net income	$11,669	$9,169
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,517	4,332
Long-lived asset impairment charge	772	—
Inventory step-up amortization	481	—
Deferred income taxes	185	(106)
Stock-based compensation	1,231	1,132
Loss from equity method investment	46	—
Changes in operating assets and liabilities:
Accounts receivable	(7,780)	(10,412)
Inventories	(12,015)	(4,059)
Accounts payable	13,686	7,341
Accrued payroll and other compensation	(1,154)	(566)
Accrued taxes	574	2,575
Other, net	(1,854)	3,377
Net cash provided by operating activities	12,358	12,783
Cash flows from investing activities:
Capital expenditures	(9,560)	(9,616)
Net cash used for investing activities	(9,560)	(9,616)
Cash flows from financing activities:
Debt repayments	(10,467)	(10,147)
Common stock issued	155	320
Common stock repurchased	(2,497)	(710)
Net cash used for financing activities	(12,809)	(10,537)
Effect of exchange rate changes on cash	616	986
Decrease in cash and cash equivalents	(9,395)	(6,384)
Cash and cash equivalents at beginning of period	71,934	75,909
Cash and cash equivalents at end of period	$62,539	$69,525

Non-cash capital expenditures of $4.1 million and $2.4 million were included in accounts payable at March 31, 2017 and 2016, respectively.

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

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the accounts of Lydall, Inc. and its subsidiaries. All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The operating results of Texel and Gutsche have been included in the Consolidated Statements of Operations beginning on their respective dates of acquisition through March 31, 2017. As part of the acquisition of Texel, the Company acquired a fifty percent interest in a joint venture, Afitex Texel Geosynthetiques Inc., which is accounted for under the equity method of accounting. The year-end Condensed Consolidated Balance Sheet was derived from the December 31, 2016 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Management believes that all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position, results of operations and cash flows for the periods reported, have been included. For further information, refer to the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

Recent Accounting Pronouncements

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606)." The objective of this standard update is to remove inconsistent practices with regard to revenue recognition between US GAAP and IFRS. The standard intends to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. ASU 2014-09 is effective for the Company’s interim and annual reporting periods beginning January 1, 2018, and is to be adopted using either a full retrospective or modified retrospective transition method with early adoption permitted for annual periods beginning after December 15, 2016. The Company anticipates adopting ASU 2014-09 under the modified retrospective transition method, with the cumulative effect of initially adopting this standard recognized through retained earnings at the date of adoption.

The Company has developed a project plan that includes a phased approach to implementing ASU 2014-09. During the remainder of 2017, the Company will be completing the second phase which includes conversion activities, such as establishing policies, identifying system impacts, integration of the standard update into financial reporting processes and systems, and developing an understanding of the financial impact of this statement on the Company’s consolidated financial statements. The Company anticipates the transition to the new standard will result in changes to revenue recognition practices but the Company will be unable to quantify that impact until the second phase of the project has been completed.

Subsequent to the issuance of ASU No. 2014-09, the FASB has issued the following update; ASU No. 2016-20, “Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers”. The amendments in this update affects the guidance contained within ASU 2014-09 and will be assessed as part of the Company's revenue recognition project plan.

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

2.	Acquisitions

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

For the quarter ended March 31, 2017, Gutsche reported net sales and operating income of $11.2 million and $0.3 million, respectively. Operating income for the period ended March 31, 2017 included $0.3 million of purchase accounting inventory fair value step-up adjustments in cost of sales upon the sale of inventory. There were no sales or operating income for Gutsche during the quarter ended March 31, 2016 as the acquisition occurred on December 31, 2016.

On July 7, 2016, the Company completed an acquisition of the nonwoven and coating materials businesses primarily operating under Texel from ADS, a Canadian based corporation. The Texel operations manufacture nonwoven needle punch materials and predominantly serve the geosynthetic, liquid filtration, and other industrial markets. The Company acquired one hundred percent of Texel for $102.7 million in cash, including a post-closing working capital adjustment. The purchase price was financed with a combination of cash on hand and $85.0 million of borrowings through the Company’s amended $175 million credit facility. As part of the acquisition, the Company acquired a fifty percent interest in a joint venture, Afitex Texel Geosynthetiques, Inc., with a fair value of $0.6 million. The joint venture is accounted for under the equity method of accounting. The operating results of the Texel business are reported within the Technical Nonwovens segment.

For the quarter ended March 31, 2017, Texel reported net sales and operating income of $15.1 million and $0.4 million, respectively. Operating income for the period ended March 31, 2017 included $0.1 million of purchase accounting inventory fair value step-up adjustments in cost of sales upon the sale of inventory. There were no sales or operating income for Texel during the quarter ended March 31, 2016 as the acquisition occurred on July 7, 2016.

The following table summarizes the fair values of identifiable assets acquired and liabilities assumed at the date of the acquisition:

In thousands	Texel	Gutsche
Cash and cash equivalents	$1,610	$9,400
Accounts receivable	13,355	7,736
Inventories	17,525	6,417
Prepaid expenses and other current assets	2,469	1,125
Non-current environmental indemnification receivable (Note 12)	925	—
Property, plant and equipment, net	31,525	7,969
Investment in joint venture	616	—
Goodwill (Note 4)	28,655	19,406
Other intangible assets, net (Note 4)	22,887	15,622
Other Long Term Assets	—	1,545
Total assets acquired	$119,567	$69,220

Current liabilities	$(8,520)	$(8,376)
Long-term environmental remediation liability (Note 12)	(925)	—
Deferred tax liabilities	(7,413)	(470)
Other long-term liabilities	—	(2,742)
Total liabilities assumed	(16,858)	(11,588)
Net assets acquired	$102,709	$57,632

The final purchase price allocation related to Texel reflects post-closing adjustments pursuant to the terms of the Texel Stock Purchase Agreement. The final purchase price allocation for Gutsche remains subject to post-closing adjustments pursuant to the terms of the Gutsche Share Purchase Agreement.

The following table reflects the actual operating results of the Company for the three months ended March 31, 2017 and the unaudited pro forma operating results of the Company for the three months ended March 31, 2016, which give effect to the acquisitions of Texel and Gutsche as if they had occurred on January 1, 2015. The pro forma information includes the historical financial results of the Company and the acquired businesses. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective January 1, 2015, nor are they intended to be indicative of results that may occur in the future. The pro forma information does not include the effects of any synergies related to the acquisitions.

	Quarter Ended March 31,
	(Actual)	(Unaudited Pro Forma)
In thousands	2017	2016
Net sales	$165,487	$156,148
Net income	$11,669	$9,703

Earnings per share:
Basic	$0.69	$0.58
Diluted	$0.68	$0.57

Included in earnings during the three months ended March 31, 2017 was $1.0 million of amortization expense, $0.5 million of fair value adjustments to inventory and acquisition related expenses of $0.1 million related to Texel and Gutsche.

Pro forma earnings during the three months ended March 31, 2016 were adjusted to exclude non-recurring items such as acquisition related expenses of $0.6 million. Pro forma earnings during the three months ended March 31, 2016 were adjusted to include $1.1 million of additional amortization expense of the acquired intangible assets recognized at fair value in purchase accounting, additional depreciation expense of $0.4 million resulting from increased basis of property, plant and equipment, as well as $0.4 million of interest expense associated with borrowings under the Company's Amended Credit Facility. Customer freight billings of $0.3 million were reclassed from costs of sales to net sales for the quarter ended March 31, 2016.

3. Inventories

Inventories as of March 31, 2017 and December 31, 2016 were as follows:

In thousands	March 31, 2017	December 31, 2016
Raw materials	$29,031	$24,518
Work in process	23,152	17,161
Finished goods	27,193	25,360
	79,376	67,039
Less: Progress billings	(1,252)	(893)
Total inventories	$78,124	$66,146

Included in work in process is gross tooling inventory of $15.2 million and $10.3 million at March 31, 2017 and December 31, 2016, respectively. Tooling inventory, net of progress billings, was $14.0 million and $9.4 million at March 31, 2017 and December 31, 2016, respectively.

4. Goodwill and Other Intangible Assets

Goodwill:

The Company tests its goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value may exceed its fair value.

The changes in the carrying amount of goodwill by segment as of and for the quarter ended March 31, 2017 were as follows:

	December 31, 2016	Currency translation adjustments	Additions	March 31, 2017
In thousands
Performance Materials	$12,777	$48	$—	$12,825
Technical Nonwovens	50,829	565	—	51,394
Total goodwill	$63,606	$613	$—	$64,219

Other Intangible Assets:

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other intangible assets, net” in the Condensed Consolidated Balance Sheets as of March 31, 2017 and December 31, 2016:

	March 31, 2017		December 31, 2016
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer Relationships	$36,502	$(2,019)	$36,131	$(1,284)
Patents	4,071	(3,365)	4,028	(3,300)
Technology	2,500	(518)	2,500	(477)
Trade Names	3,952	(638)	3,912	(394)
License Agreements	589	(589)	583	(583)
Other	541	(345)	536	(205)
Total amortized intangible assets	$48,155	$(7,474)	$47,690	$(6,243)

5. Long-term Debt and Financing Arrangements

On July 7, 2016, the Company amended its $100.0 million senior secured revolving credit facility (“Amended Credit Facility”) which increased the available borrowing from $100 million to $175 million, added a fourth lender and extended the maturity date to July 7, 2021. The Amended Credit Facility is secured by substantially all of the assets of the Company. Under the terms of the Amended Credit Facility, the lenders are providing a $175 million revolving credit facility to the Company, under which the lenders may make revolving loans and issue letters of credit to or for the benefit of the Company and its subsidiaries. The Company may request the Amended Credit Facility be increased by an aggregate amount not to exceed $50 million through an accordion feature, subject to specified conditions set forth in the Amended Credit Facility.

The Amended Credit Facility contains a number of affirmative and negative covenants, including financial and operational covenants. The Company is required to meet a minimum interest coverage ratio. The interest coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBIT to Consolidated Interest Charges, both as defined in the Amended Credit Facility, may not be less than 2.0 to 1.0 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined in the Amended Credit Facility, as of the end of each fiscal quarter of no greater than 3.0 to 1.0. The Company must also meet minimum consolidated EBITDA as of the end of each fiscal quarter for the preceding 12 month period of $30.0 million. The Company was in compliance with all covenants at March 31, 2017 and December 31, 2016.

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

At March 31, 2017, the Company had borrowing availability of $54.6 million under the Amended Credit Facility net of $116.6 million of borrowings outstanding and standby letters of credit outstanding of $3.8 million.

In addition to the amounts outstanding under the Amended Credit Facility, the Company has various acquired foreign credit facilities totaling approximately $10.7 million. At March 31, 2017, the Company's foreign subsidiaries had $1.0 million in borrowings outstanding as well as $2.3 million in standby letters of credit outstanding.

Total outstanding debt consists of:

			March 31,	December 31,
In thousands	Effective Rate	Maturity	2017	2016
Revolver Loan, due July 7, 2021	1.98%	2021	$116,600	$126,600
Commerzbank Loan, due January 2, 2017	3.40%	2017	$—	$400
Sparkasse Loan, due December 31, 2024	0.80%	2024	$1,012	$1,030
Capital Lease, manufacturing equipment, Hamptonville, North Carolina	1.65%	2020	145	156
Capital Leases, manufacturing equipment, Fulda, Germany	2.08%	2019	577	589
			118,334	128,775
Less portion due within one year			(236)	(634)
Total long-term debt			$118,098	$128,141

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

The weighted average interest rate on long-term debt was 1.8% for the three months ended March 31, 2017 and 1.4% for the year ended December 31, 2016.

In April 2017, the Company entered into a three-year interest rate swap agreement transacted with a bank which converts the interest on the first notional $60.0 million of the Company's one-month LIBOR-based borrowings under it's revolver loan from a variable rate, plus the borrowing spread, to a fixed rate of 1.58% plus the borrowing spread. The notional amount reduces quarterly by $5.0 million through March 31, 2020. The Company expects to account for the interest rate swap agreement as a cash flow hedge beginning in the second quarter of 2017. Effectiveness of this derivative agreement will be assessed quarterly by ensuring that the critical terms of the swap continue to match the critical terms of the hedged debt.

6. Equity Compensation Plans

As of March 31, 2017, the Company’s equity compensation plans consisted of the 2003 Stock Incentive Compensation Plan (the “2003 Plan”) and the 2012 Stock Incentive Plan (the “2012 Plan” and together with the 2003 Plan, the “Plans”) under which incentive and non-qualified stock options and time and performance based restricted shares have been granted to employees and directors from authorized but unissued shares of common stock or treasury shares. The 2003 Plan is not active, but continues to govern all outstanding awards granted under the plan until the awards themselves are exercised or terminate in accordance with their terms. The 2012 Plan, approved by shareholders on April 27, 2012, authorizes 1.75 million shares of common stock for awards. The 2012 Plan also authorizes an additional 1.2 million shares of common stock to the extent awards granted under prior stock plans that were outstanding as of April 27, 2012 are forfeited. The 2012 Plan provides for the following types of awards: options, restricted stock, restricted stock units and other stock-based awards.

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

The Company incurred equity compensation expense of $1.2 million and $1.1 million for the quarters ended March 31, 2017 and March 31, 2016, respectively, for the Plans, including restricted stock awards. No equity compensation costs were capitalized as part of inventory.

Stock Options

The following table is a summary of outstanding and exercisable options as of March 31, 2017:

In thousands except per share amounts and years	Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at March 31, 2017	415	$25.69	6.7	$11,988
Exercisable at March 31, 2017	233	$16.04	5.4	$8,738
Unvested at March 31, 2017	182	$38.00	8.5	$3,250

There were no stock options granted and 12,164 stock options exercised during the quarter ended March 31, 2017. The amount of cash received from the exercise of stock options was $0.2 million during the quarter ended March 31, 2017. The intrinsic value of stock options exercised was $0.5 million with a tax benefit of $0.2 million during the quarter ended March 31, 2017. There were 18,300 stock options granted and 18,326 stock options exercised during the quarter ended March 31, 2016. The amount of cash received from the exercise of stock options was $0.3 million during the quarter ended March 31, 2016. The intrinsic value of stock options exercised was $0.3 million with a tax benefit of $0.1 million during the quarter ended March 31, 2016. At March 31, 2017, the total unrecognized compensation cost related to non-vested stock option awards was approximately $2.6 million, with a weighted average expected amortization period of 2.8 years.

Restricted Stock

Restricted stock includes both performance-based and time-based awards. There were no time-based restricted stock shares granted during the quarter ended March 31, 2017. There were 18,100 performance-based restricted shares granted during the quarter ended March 31, 2017. There were 108,600 performance-based shares that vested during the quarter ended March 31, 2017. There were 9,288 time-based restricted shares that vested during the quarter ended March 31, 2017. There were 7,930 time-based and 7,380 performance-based restricted shares granted during the quarter ended March 31, 2016. There were 65,087 performance-based shares that vested during the quarter ended March 31, 2016. There were 8,129 time-based restricted shares that vested during the quarter ended March 31, 2016. At March 31, 2017, there were 195,365 unvested restricted stock awards with total unrecognized compensation cost related to these awards of $5.1 million with a weighted average expected amortization period of 2.2 years. Compensation expense for performance based awards is recorded based on the service period and management’s assessment of the probability of achieving the performance goals.

7. Stock Repurchases

During the three months ended March 31, 2017, the Company purchased 42,308 shares of common stock valued at $2.5 million, through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, in which the Company withholds that number of shares having fair value equal to each recipient’s minimum tax withholding due.

8. Employer Sponsored Benefit Plans

As of March 31, 2017, the Company maintains a defined benefit pension plan that covers certain domestic Lydall employees (“domestic pension plan”) that is closed to new employees and benefits are no longer accruing. The domestic pension plan is noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in the plan. The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes.

The Company expects to contribute approximately $3.5 million to $4.0 million in cash for its domestic pension plan in 2017. Contributions of $1.2 million were made during the first quarter of 2017. There were no contributions made during the first quarter of 2016.

The following is a summary of the components of net periodic benefit cost, which is recorded primarily within selling, product development and administrative expenses, for the domestic pension plan for the quarters ended March 31, 2017 and 2016:

	Quarter Ended March 31,
In thousands	2017	2016
Components of net periodic benefit cost
Interest cost	$514	$535
Expected return on assets	(594)	(605)
Amortization of actuarial loss	273	233
Net periodic benefit cost	$193	$163

9. Income Taxes

The Company’s effective tax rate for the first quarter of 2017 was 17.6% compared to an effective tax rate of 33.1% for the first quarter of 2016. The difference in the Company’s effective tax rate was primarily related to tax benefits from stock vesting of $1.6 million for the quarter ended March 31, 2017 compared to $0.3 million for the quarter ended March 31, 2016, and a more favorable mix of income in lower taxed jurisdictions during the first quarter of 2017.
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
The Company’s effective tax rates in future periods could be affected by earnings being higher or lower in countries where tax rates differ from the United States federal tax rate, the relative impact of permanent tax adjustments on higher or lower earnings from domestic operations, changes in net deferred tax asset valuation allowances, stock vesting, the completion of acquisitions or divestitures, changes in tax rates or tax laws and the completion of tax projects and audits.

10. Earnings Per Share

For the quarters ended March 31, 2017 and 2016, basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method as long as their effect is not antidilutive.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	Quarter Ended March 31,
In thousands	2017	2016
Basic average common shares outstanding	16,983	16,825
Effect of dilutive options and restricted stock awards	301	211
Diluted average common shares outstanding	17,284	17,036

For each of the quarters ended March 31, 2017 and 2016, stock options for 38,280 shares and 200,287 shares of Common Stock were not considered in computing diluted earnings per common share because they were antidilutive.

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

Thermal/Acoustical Metals segment products are formed on production lines capable of efficiently combining multiple layers of metal and thermal - acoustical insulation media to provide an engineered thermal and acoustical shielding solution for an array of application areas in the global automotive and truck markets. The flux® product family in Thermal/Acoustical Metals includes several patented or IP-rich products that address applications which include: Direct Exhaust Mount heat shields, which are assembled to high temperature components like catalytic converters, turbochargers or exhaust manifolds using aluminized and stainless steel and high performance and high temperature heat insulating materials; Powertrain heat shields that absorb noise at the source and do not contribute to the engine's noise budget; and durable, thermally robust solutions for temperature sensitive plastic components such as fuel tanks that are in proximity to high temperature heat sources.

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

The tables below present net sales and operating income by segment for the quarters ended March 31, 2017 and 2016, and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

Consolidated net sales by segment:

	Quarter Ended March 31,
In thousands	2017	2016
Performance Materials Segment:
Filtration	$18,846	$17,159
Thermal Insulation	7,425	6,275
Life Sciences Filtration	2,480	2,949
Performance Materials Segment net sales	28,751	26,383

Technical Nonwovens Segment (1):
Industrial Filtration	34,214	23,593
Advanced Materials (2)	24,704	7,614
Technical Nonwovens net sales	58,918	31,207

Thermal/Acoustical Metals Segment:
Metal parts	41,694	36,783
Tooling	2,586	5,214
Thermal/Acoustical Metals Segment net sales	44,280	41,997

Thermal/Acoustical Fibers Segment:
Fiber parts	40,987	35,677
Tooling	385	184
Thermal/Acoustical Fibers Segment net sales	41,372	35,861
Eliminations and Other (2)	(7,834)	(5,748)
Consolidated Net Sales	$165,487	$129,700

 Operating income by segment:

	Quarter Ended March 31,
In thousands	2017	2016
Performance Materials	$1,589	$2,138
Technical Nonwovens (1)	4,668	3,926
Thermal/Acoustical Metals	2,443	3,557
Thermal/Acoustical Fibers	12,289	10,324
Corporate Office Expenses	(6,034)	(6,266)
Consolidated Operating Income	$14,955	$13,679

(1)	The Technical Nonwovens segment reports results of Texel and Gutsche for the period following the dates of acquisition of July 7, 2016 and December 31, 2016, respectively.

(2)
Included in the Technical Nonwovens segment and Eliminations and Other is $6.3 million and $4.5 million in intercompany sales to the T/A Fibers segment for the quarters ended March 31, 2017 and 2016, respectively.

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

Lydall Gerhardi GmbH Co. & KG (“Lydall Gerhardi”), an indirect wholly-owned subsidiary of the Company and part of Lydall’s Thermal/Acoustical Metals reporting segment, has been cooperating with the German Federal Cartel Office, Bundeskartellamt (“German Cartel Office”) since May 2014 in connection with an investigation relating to violations of German anti-trust laws by and among certain European automotive heat shield manufacturers, including Lydall Gerhardi.

In December 2016, Lydall Gerhardi agreed in principle with the German Cartel Office to pay a settlement amount of €3.3 million (approximately $3.5 million as of March 31, 2017) to definitively conclude this matter. The Company recorded the expense of €3.3 million (approximately $3.5 million) in December 2016 and expects to enter into a formal settlement agreement with the German Cartel Office and remit payment in the quarter ending June 30, 2017.

Environmental Remediation

The Company has elected to remediate environmental contamination discovered prior to the closing of the Texel acquisition at a certain property in the province of Quebec, Canada (“the Property”) that was acquired by Lydall. The Company records accruals for environmental costs when such losses are probable and reasonably estimable. While the Company is currently in the process of determining the final scope and timing of the remediation project, it estimates the cost of the remediation project to range between $0.9 million and $1.5 million based on information provided from and the results of investigatory work performed by a third party environmental service firm. Based upon this range of estimated remediation costs, the Company recorded an environmental liability of $0.9 million (which is fully offset as described below) within other long-term liabilities on the Company's balance sheet at December 31, 2016 and March 31, 2017 representing the minimum amount in the range as no other amount within the range represents a better estimate at this time.

Pursuant to the Share Purchase Agreement, ADS has agreed to indemnify the Company from all costs and liabilities associated with the contamination and remediation work, including the costs of preparation and approval of the remediation plan and other reports in relation therewith. This indemnity was secured by an environmental escrow account, which was established in the amount of $3.0 million Canadian Dollars ($2.3 million U.S. Dollars as of March 31, 2017). Should the costs and liabilities exceed the environmental escrow amount, the Company also has access to the general indemnity escrow account, which was established in the amount of $14.0 million Canadian Dollars ($10.5 million U.S. Dollars as of March 31, 2017). Based on the foregoing, an indemnification asset of $0.9 million was also recorded in other assets at December 31, 2016 and March 31, 2017 as the Company believes collection from ADS is probable. The accrual for remediation costs will be adjusted as further information develops, estimates change and payments to vendors are made for remediation, with an off-setting adjustment to the indemnification asset from ADS if collection is deemed probable.

In the fourth quarter of 2016, as part of a groundwater discharging permitting process, water samples collected from wells and process water basins at the Company’s Rochester New Hampshire manufacturing facility, within the Performance Materials segment, showed concentrations of Perfluorinated Compounds (“PFCs”) in excess of state ambient groundwater quality standards.
In January 2017, the Company received a notification from the State of New Hampshire Department of Environmental Services (“NHDES”) naming Lydall Performance Materials, Inc. a responsible party with respect to the discharge of regulated contaminants and as such, is required to take action to investigate and remediate the impacts in accordance with standards established by the NHDES. The Company is conducting a site investigation, the scope of which has been reviewed by the NHDES, in order to assess the extent of potential soil and groundwater contamination and develop a remedial action, if necessary. Based on input received from NHDES in March 2017 with regard to the scope of the site investigation, the Company recorded $0.2 million of expense associated with the expected costs of conducting this site investigation. The Company does not know the scope or extent of its future obligations, if any, that may arise from the site investigation and therefore is unable to estimate the cost of any future corrective action. Accordingly, the Company cannot assure that the costs of any future corrective action at this location would not have a material effect on the Company’s financial condition, results of operations or liquidity. Provisions for such matters are charged to expense when it is probable that a liability has been incurred and reasonable estimates of the liability can be made. Estimates of environmental liabilities are based on a variety of matters, including, but not limited to, the stage of investigation, the stage of the remedial design, evaluation of existing remediation technologies, and presently enacted laws and regulations. In future periods, a number of factors could significantly impact any estimates of environmental remediation costs.

13. Changes in Accumulated Other Comprehensive Income (Loss)

The following table discloses the changes by classification within accumulated other comprehensive income (loss) for the periods ended March 31, 2017 and 2016:

In thousands	Foreign Currency Translation Adjustment	Defined Benefit Pension Adjustment	Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2015	$(16,920)	$(17,665)	$(34,585)
Other Comprehensive loss	2,758	—	2,758
Amounts reclassified from accumulated other comprehensive loss (a)	—	146	146
Balance at March 31, 2016	(14,162)	(17,519)	(31,681)
Balance at December 31, 2016	(27,885)	(20,065)	(47,950)
Other Comprehensive loss	2,729	—	2,729
Amounts reclassified from accumulated other comprehensive loss (a)	—	172	172
Balance at March 31, 2017	$(25,156)	$(19,893)	$(45,049)

(a)
Amount represents amortization of actuarial losses, a component of net periodic benefit cost. This amount was $0.2 million, net of $0.1 million tax benefit, and $0.1 million, net of $0.1 million tax benefit for the quarters ended March 31, 2017 and 2016, respectively.

14. Subsequent Event

In April 2017, the Company committed to a restructuring plan related to the Technical Nonwovens segment which will include plant consolidations that are expected to commence in the second half of 2017 and conclude within 24 months. The consolidation of certain plants is expected to reduce operating costs, increase efficiency and enhance the Company’s flexibility by better aligning its manufacturing footprint with the customer base. Accordingly, the Company expects to record pre-tax charges of approximately $5.0 million, of which approximately $4.5 million will result in future cash expenditures, over the period of consolidation. Approximately $2.5 million of charges are expected during the second half of 2017, predominately in the fourth quarter of 2017. The Company also expects to incur cash expenditures of approximately $3.5 million for capital expenditures associated with this plan.

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

First Quarter 2017 Highlights

Below are financial highlights comparing Lydall’s quarter ended March 31, 2017 (“Q1 2017”) results to its quarter ended March 31, 2016 (“Q1 2016”) results:

•	Net sales were $165.5 million in Q1 2017, compared to $129.7 million in Q1 2016, an increase of $35.8 million, or 27.6%. The change in consolidated net sales is summarized in the following table:

Components	Change in Net Sales	Percent Change
Acquisitions	$26,302	20.3%
Parts volume and pricing change	14,340	11.1%
Change in tooling sales	(2,374)	(1.8)%
Foreign currency translation	(2,481)	(1.9)%
Total	$35,787	27.6%

•
Increase in consolidated net sales was primarily related to the acquisitions of Texel and Gutsche of 20.3%, which occurred on July 7, 2016 and December 31, 2016, respectively, and are included in the Technical Nonwovens segment. The Company also experienced sales growth in the T/A Fibers, Performance Materials and T/A Metals segments of 4.2%, 1.8% and 1.8% of consolidated net sales, respectively, as well as sales growth of 1.1% of consolidated net sales in the legacy businesses of the Technical Nonwovens segment.

•
Gross margin decreased 60 basis points to 24.4% in Q1 2017, compared to 25.0% in Q1 2016. The Technical Nonwovens segment negatively impacted consolidated gross margin by approximately 70 basis points, primarily related to mix and inventory step-up from acquisitions. The T/A Metals segment negatively impacted consolidated gross margin by approximately 60 basis points primarily related to operating inefficiencies, higher raw material commodity costs and severance expenses from reduction in force in the first quarter of 2017 compared to the first quarter of 2016. The T/A Fibers and Performance Materials segments favorably impacted consolidated gross margin by approximately 40 and 30 basis points, respectively, primarily as a result of favorable product mix.

•
Operating income was $15.0 million, or 9.0%, of net sales in Q1 2017, compared to $13.7 million, or 10.5% of net sales, in Q1 2016. Operating margin was negatively impacted by lower gross margins and increased selling, product development and administrative expenses as a percentage of net sales.

◦
Operating income for the quarter ended March 31, 2017 included $1.2 million of amortization of intangibles and $0.5 million of inventory step up from acquisitions in the TNW segment, $1.0 million of severance expenses from reductions in force in the T/A Metals and TNW segments, a $0.8 million non-cash long-lived asset impairment charge in the Performance Materials segment and $0.2 million of corporate strategic initiative expenses.

◦	Operating income for the quarter ended March 31, 2016 included $0.6 million of strategic initiative expenses and $0.1 of amortization of intangibles from acquisitions.

•
Effective tax rate was 17.6% in Q1 2017 compared to 33.1% in Q1 2016, with the improvement primarily related to tax benefits of $1.6 million from stock vesting, and a more favorable mix of income in lower taxed jurisdictions during the first quarter of 2017.

•
Net income was $11.7 million, or $0.68 per diluted share, in Q1 2017, which included $0.09 per share of tax benefits from stock vesting, $0.04 per share of severance expenses, $0.03 per share for a long-lived asset impairment charge, $0.02 per share of purchase accounting inventory step-up and $0.01 per share of strategic initiative expenses.

•	Net income was $9.2 million, or $0.54 per diluted share, in Q1 2016, which included $0.02 per share of strategic initiative expenses and $0.02 per share of tax benefits from stock vesting.

Liquidity

The Company’s cash on hand of $62.5 million and availability of $54.6 million from its domestic credit facility provide additional capacity to support organic growth programs and operational improvements, fund capital investments and continue pursuits of attractive acquisitions. Cash flows from operations in the first three months of 2017 was $12.4 million compared with $12.8 million in the first three months of 2016. An increase in cash generated from improved net income was offset primarily by increases in raw material inventory and tooling inventory in preparation of new automotive platform launches. At March 31, 2017, the Company’s net leverage ratio (debt less cash divided by trailing twelve months EBITDA) was approximately 0.7X. During the first quarter of 2017, the Company paid down $10.0 million of debt outstanding on its domestic credit facility.

Outlook

Looking into the second quarter of 2017, the Company is pleased with demand in its end markets and order activity remains solid. The Company is encouraged by improving order activity and backlog in industrial filtration focused applications in the Technical Nonwovens segment and are entering the warm weather construction months that traditionally drive increased demand for advanced materials products. In the Performance Materials segment, the Company expects steady demand to continue in its filtration markets, and in the insulation space, the Company continues to see increased quoting and order activity in liquid natural gas and energy related applications. The Company also expects to continue to benefit from the relative strength of the platforms the Company serves in its automotive segments. Operationally, in the Thermal/Acoustical Metals segment, the Company continues to aggressively implement productivity initiatives and corrective actions needed to realize operating improvement.

The Company previously communicated its intentions to initiate a restructuring program within the Technical Nonwovens segment as part of its announcement of the Gutsche acquisition. In April 2017, the Company committed to a restructuring plan which will include plant consolidations that are expected to commence in the second half of 2017 and conclude within 24 months. The consolidation of certain plants is expected to reduce operating costs, increase efficiency and enhance the Company’s flexibility by better aligning its manufacturing footprint with the customer base. Accordingly, the Company expects to record pre-tax charges of approximately $5.0 million, of which approximately $4.5 million will result in future cash expenditures, over the period of consolidation. Approximately $2.5 million of charges are expected during the second half of 2017, predominately in the fourth quarter of 2017. The Company also expects to incur cash expenditures of approximately $3.5 million for capital expenditures associated with this plan.

Results of Operations

All of the following tabular comparisons, unless otherwise indicated, are for the quarters ended March 31, 2017 (Q1-17) and March 31, 2016 (Q1-16).

Net Sales

	Quarter Ended
In thousands	Q1-17	Q1-16	Percent Change
Net sales	$165,487	$129,700	27.6%

Net sales for the first quarter of 2017 increased by $35.8 million, or 27.6%, compared to the first quarter of 2016. This increase was primarily related to greater net sales in the Technical Nonwovens segment of $27.7 million, or 21.4% of consolidated net sales, including $26.3 million from the Texel and Gutsche acquisitions, which occurred on July 7, 2016 and December 31, 2016, respectively. There were no Texel or Gutsche sales included in the Technical Nonwovens segment in the first quarter of 2016. The increase in net sales for the Technical Nonwovens segment included the negative impact of foreign currency translation of $1.2 million, or 4.0%, in the first quarter of 2017 compared to the first quarter of 2016. The T/A Fibers segment reported growth in net sales from increased volume of $5.5 million, or 15.4%, in the first quarter of 2017 compared to the first quarter of 2016, and the T/A Metals segment reported growth in net sales from increased volume of $2.3 million, or 5.4%, including the negative impact of foreign currency translation of $0.9 million, or 2.0%. The Performance Materials segment reported growth in net sales from increased volume of $2.4 million, or 9.0%, in the first quarter of 2017 compared to the first quarter of 2016, including the negative impact of foreign currency translation of $0.4 million, or 1.5%.

Cost of Sales

	Quarter Ended
In thousands of dollars	Q1-17	Q1-16	Percent Change
Cost of sales	$125,063	$97,323	28.5%

Cost of sales for the first quarter of 2017 increased by $27.7 million, or 28.5%, compared to the first quarter of 2016. The increase was primarily due to increased sales volumes in the Technical Nonwovens segment, primarily related to the Texel and Gutsche acquisitions and included a $0.5 million purchase accounting adjustment to cost of sales related to inventory step-up, as well as increases in sales volumes in all other segments. Also contributing to the increase in cost of sales for the first quarter of 2017 compared to the first quarter of 2016 was increased fixed costs, primarily in the T/A Metals and Performance Materials segments. These increases to cost of sales were partially offset by improved mix of products, primarily in the Performance Materials and T/A Fibers segments. Foreign currency translation lowered cost of sales in the first quarter of 2017 compared to the first quarter of 2016 by $2.1 million, or 2.2%.

Gross Profit

	Quarter Ended
In thousands	Q1-17	Q1-16	Percent Change
Gross profit	$40,424	$32,377	24.9%
Gross margin	24.4%	25.0%

Gross margin for the first quarter of 2017 was 24.4% compared to 25.0% in the first quarter of 2016. The Technical Nonwovens segment negatively impacted consolidated gross margin by approximately 70 basis points, primarily related to unfavorable mix and the negative impact of $0.5 million, or 30 basis points, of purchase accounting adjustments relating to inventory step up. Additionally, the T/A Metals segment negatively impacted consolidated gross margin by approximately 60 basis points primarily related to operating inefficiencies, higher raw material commodity costs and severance expenses from reduction in force in the first quarter of 2017 compared to the first quarter of 2016. The T/A Fibers and Performance Materials segments favorably impacted consolidated gross margin by approximately 40 and 30 basis points, respectively, primarily as a result of improved mix of products.

Selling, Product Development and Administrative Expenses

	Quarter Ended
In thousands	Q1-17	Q1-16	Percent Change
Selling, product development and administrative expenses	$25,469	$18,698	36.2%
Percentage of sales	15.4%	14.4%

Selling, product development and administrative expenses for the first quarter of 2017 increased by $6.8 million compared to the first quarter of 2016. This increase was primarily related to the Technical Nonwovens segment due to the acquisitions of Texel on July 7, 2016 and Gutsche on December 31, 2016 resulting in $4.4 million of selling, product development and administrative expenses, which included $1.0 million of intangible amortization expense. There were no Texel or Gutsche selling, product development and administrative expenses included in the Technical Nonwovens segment in the first quarter of 2016. All other selling, product development and administrative expenses increased $2.4 million, or 12.7%, in the first quarter of 2017 compared to the first quarter of 2016. This increase was primarily due to a non-cash long-lived asset impairment charge of $0.8 million, greater salaries and benefits of $0.6 million, higher severance expenses of $0.4 million, an increase in information technology expenses of $0.4 million, environmental expenses of $0.2 million and other administrative expenses of $0.4 million. These increases were partially offset by lower strategic initiatives expenses of $0.4 million in the first quarter of 2017 compared to the first quarter of 2016.

Interest Expense

	Quarter Ended
In thousands	Q1-17	Q1-16	Percent Change
Interest expense	$606	$144	320.8%
Weighted average interest rate	1.8%	1.5%

The increase in interest expense for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016 was due to higher average borrowings outstanding and increased interest rates under the Company’s Amended Credit Facility used to finance both the Texel and Gutsche acquisitions on July 7, 2016 and December 31, 2016, respectively.

Other Income/Expense, net

	Quarter Ended
In thousands	Q1-17	Q1-16	Dollar Change
Other expense (income), net	$140	$(167)	307

The decrease in other income, net, for the quarter ended March 31, 2017 compared to the quarter ended March 31, 2016 was primarily related to net foreign currency losses recognized with the revaluation of cash, trade payables and receivables and intercompany loans denominated in currencies other than the functional currencies of the Company's subsidiaries.

Income Taxes

The Company’s effective tax rate for the first quarter of 2017 was 17.6% compared to an effective tax rate of 33.1% for the first quarter of 2016. The difference in the Company’s effective tax rate was primarily related to tax benefits from stock vesting of $1.6 million for the quarter ended March 31, 2017 compared to $0.3 million for the quarter ended March 31, 2016, and a more favorable mix of income in lower taxed jurisdictions during the first quarter of 2017.
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
The Company’s effective tax rates in future periods could be affected by earnings being higher or lower in countries where tax rates differ from the United States federal tax rate, the relative impact of permanent tax adjustments on higher or lower earnings from domestic operations, changes in net deferred tax asset valuation allowances, stock vesting, the completion of acquisitions or divestitures, changes in tax rates or tax laws and the completion of tax projects and audits.

Segment Results

The following tables present net sales information for the key product and service groups included within each operating segment as well as other products and services and operating income by segment, for the quarter ended March 31, 2017 compared with the quarter ended March 31, 2016:

Net sales by segment:

	Quarter Ended
In thousands	Q1-17	Q1-16	Dollar Change
Performance Materials Segment:
Filtration	$18,846	$17,159	$1,687
Thermal Insulation	7,425	6,275	1,150
Life Sciences Filtration	2,480	2,949	(469)
Performance Materials Segment net sales	28,751	26,383	2,368

Technical Nonwovens Segment (1):
Industrial Filtration	34,214	23,593	10,621
Advanced Materials (2)	24,704	7,614	17,090
Technical Nonwovens net sales	58,918	31,207	27,711

Thermal/Acoustical Metals Segment:
Metal parts	41,694	36,783	4,911
Tooling	2,586	5,214	(2,628)
Thermal/Acoustical Metals Segment net sales	44,280	41,997	2,283

Thermal/Acoustical Fibers Segment:
Fiber parts	40,987	35,677	5,310
Tooling	385	184	201
Thermal/Acoustical Fibers Segment net sales	41,372	35,861	5,511
Eliminations and Other (2)	(7,834)	(5,748)	(2,086)
Consolidated Net Sales	$165,487	$129,700	$35,787

Operating income by segment:

	Quarter Ended
	Q1-17		Q1-16
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$1,589	5.5%	$2,138	8.1%	$(549)
Technical Nonwovens (1)	4,668	7.9%	3,926	12.6%	742
Thermal/Acoustical Metals	2,443	5.5%	3,557	8.5%	(1,114)
Thermal/Acoustical Fibers	12,289	29.7%	10,324	28.8%	1,965
Corporate Office Expenses	(6,034)		(6,266)		232
Consolidated Operating Income	$14,955	9.0%	$13,679	10.5%	$1,276

(1)	The Technical Nonwovens segment reports results of Texel and Gutsche for the period following the dates of acquisition of July 7, 2016 and December 31, 2016, respectively.

(2)
Included in the Technical Nonwovens segment and Eliminations and Other is $6.3 million and $4.5 million in intercompany sales to the T/A Fibers segment for the quarters ended March 31, 2017 and 2016, respectively.

Performance Materials

Segment net sales increased $2.4 million, or 9.0%, in the first quarter of 2017 compared to the first quarter of 2016. The increase was primarily due to higher net sales of filtration products of approximately $1.7 million, or 9.8%, particularly in North America and Europe due to increased demand. Additionally, thermal insulation product net sales increased $1.2 million, or 18.3%, in the first quarter of 2017 compared to the first quarter of 2016, due to improved market demand in the insulation space and increased order activity in cryo liquid natural gas and energy related applications. These increases were partially offset by lower sales of life sciences products of $0.5 million in the first quarter of 2017 compared to the first quarter of 2016, primarily the result of lower liquid filtration product net sales from a termination buy of $0.7 million in the first quarter of 2016 in advance of product discontinuance. Foreign currency translation had a negative impact on net sales of $0.4 million, or 1.5%, in the first quarter of 2017 compared to the first quarter of 2016.

The Performance Materials segment reported operating income of $1.6 million, or 5.5% of net sales, in the first quarter of 2017, compared to operating income of $2.1 million, or 8.1% of net sales, in the first quarter of 2016. The decrease in operating income was due to increased selling, product development and administrative expenses of $1.6 million, including $0.8 million from a non-cash long-lived asset impairment charge. The remaining increase in segment selling, product development and administrative expenses of $0.8 million in the first quarter of 2017 compared to the first quarter of 2016 was primarily related to higher salary and benefit expenses of $0.3 million, environmental expenses of $0.2 million and increases in other administrative costs of $0.3 million. These decreases were partially offset by improved gross profit of $1.0 million, or 150 basis points, primarily as a result of favorable product mix, partially offset by higher fixed costs. Foreign currency translation had a minimal impact on operating income in the first quarter of 2017 compared to the first quarter of 2016.

Technical Nonwovens

Segment net sales increased $27.7 million, or 88.8%, in the first quarter of 2017 compared to the first quarter of 2016 primarily due to the acquisitions of Texel and Gutsche which occurred on July 7, 2016 and December 31, 2016, respectively. As a result, Texel and Gutsche net sales of $26.3 million were included in net sales for the first quarter of 2017, including $10.9 million in industrial filtration products and $15.4 million in advanced materials products. Legacy segment net sales increased $1.4 million, or 4.6%, in the first quarter of 2017 compared to the first quarter of 2016 as advanced materials products increased $1.6 million, due to increased sales of automotive rolled-good material for use in the T/A Fibers segment manufacturing process. Foreign currency translation had a negative impact on segment net sales of $1.2 million, or 4.0%, in the first quarter of 2017 compared to the first quarter of 2016.

The Technical Nonwovens segment reported operating income of $4.7 million, or 7.9% of net sales, in the first quarter of 2017, compared to $3.9 million, or 12.6% of net sales, in the first quarter of 2016. The increase in segment operating income of $0.7 million was from the acquisitions of Texel and Gutsche, which included the negative impact of $0.5 million of purchase accounting adjustments to cost of sales related to inventory step-up, as the operating income for the legacy business was essentially flat. The decrease in operating margin by 470 basis points in the first quarter of 2017 compared to the first quarter of 2016 was primarily attributable to increased segment selling, product development and administrative expenses of $4.6 million, primarily due to Texel and Gutsche expenses of $4.4 million, an increase of 370 basis points as a percentage of total segment net sales. Included in selling, product development and administrative expenses was incremental intangible amortization expense of $1.0 million from the acquired Texel and Gutsche businesses and severance expenses for reduction in force of $0.3 million related to the Gutsche acquisition. Foreign currency translation had a minimal impact on operating income in the first quarter of 2017 compared to the first quarter of 2016.

Thermal/Acoustical Metals

Segment net sales increased $2.3 million, or 5.4%, in the first quarter of 2017, compared to the first quarter of 2016. Automotive parts net sales increased $4.9 million, or 13.4%, compared to the first quarter of 2016 primarily due to increased demand from customers served by the Company’s North American, Chinese, and to a lesser extent European automotive operations. Foreign currency translation had a negative impact on parts net sales of $0.8 million, or 2.2%, in the first quarter of 2017 compared to the first quarter of 2016. Tooling net sales decreased $2.6 million, or 50.4%, compared to the first quarter of 2016 due to the timing of new product launches. Foreign currency translation had a minimal impact on tooling net sales in the first quarter of 2017 compared to the first quarter of 2016.

The T/A Metals segment reported operating income of $2.4 million, or 5.5% of net sales, in the first quarter of 2017, compared to operating income of $3.6 million, or 8.5% of net sales, in the first quarter of 2016. The decrease in operating margin of 300 basis points was primarily due to lower gross margin of approximately 200 basis points due to operating inefficiencies, higher raw material commodity costs and the impact of severance expenses of 100 basis points. The remaining 100 basis point reduction in operating margin was due to increased segment selling, product development and administrative expenses of $0.6 million in the first quarter of 2017 compared to the first quarter of 2016 primarily related to higher severance expenses of $0.3 million, or 60 basis points, and increases in other administrative costs of $0.3 million. Overall, first quarter 2017 operating income and operating margin were negatively impacted by severance expenses of $0.7 million, or 160 basis points, as the business implements an on-going reduction in force in Europe to adjust with business conditions. Foreign currency translation had a minimal impact on operating income in the first quarter of 2017 compared to the first quarter of 2016.

Thermal/Acoustical Fibers

Segment net sales increased $5.5 million, or 15.4%, in the first quarter of 2017 compared to the first quarter of 2016. Automotive parts net sales increased $5.3 million, or 14.9%, in the first quarter of 2017 compared to the first quarter of 2016 due to higher consumer demand for vehicles in North America on Lydall's existing platforms. Tooling net sales increased $0.2 million in the first quarter of 2017 compared to the first quarter of 2016 due to timing of new product launches.

The T/A Fibers segment reported operating income of $12.3 million, or 29.7% of net sales, in the first quarter of 2017, compared to operating income of $10.3 million, or 28.8% of net sales, in the first quarter of 2016. The increase in operating income was primarily attributable to increased parts net sales and gross margin improvement of 30 basis points as a result of a favorable mix of product sales. Segment selling, product development and administrative expenses were essentially flat in the first quarter of 2017 compared to the first quarter of 2016.

Corporate Office Expenses

Corporate office expenses for the first quarter of 2017 were $6.0 million, compared to $6.3 million in the first quarter of 2016. The decrease of $0.3 million was primarily due to decreased corporate strategic initiatives expense of $0.5 million, partially offset by increased other administrative costs of $0.1million in the first quarter of 2017 compared to the first quarter of 2016.

Liquidity and Capital Resources

The Company assesses its liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. The principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect the overall management of liquidity include capital expenditures, investments in businesses, strategic transactions, income tax payments, debt service payments, outcomes of contingencies, foreign currency exchange rates and pension funding. The Company manages worldwide cash requirements by considering available funds among domestic and foreign subsidiaries. The Company expects to finance its 2017 operating cash and capital spending requirements from existing cash balances, cash provided by operating activities and through borrowings under the Amended Credit Facility, as needed.

At March 31, 2017, the Company held $62.5 million in cash and cash equivalents, including $11.5 million in the U.S. with the remaining held by foreign subsidiaries.

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

Interest is charged on borrowings at the Company’s option of either: (i) Base Rate plus the Applicable Rate, or (ii) the Eurodollar Rate plus the Applicable Rate. The Base Rate is a fluctuating rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by Bank of America, and (c) the Eurocurrency Rate plus 1.00%. The Eurocurrency Rate means (i) if denominated in LIBOR quoted currency, a fluctuating LIBOR per annum rate equal to the London Interbank Offered Rate; (ii) if denominated in Canadian Dollars, the rate per annum equal to the Canadian Dealer Offered Rate; or (iii) the rate per annum as designated with respect to such alternative currency at the time such alternative currency is approved by the Lenders. The Applicable Rate is determined based on the Company’s Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). The Applicable Rate added to the Base Rate Committed Loans ranges from 15 basis points to 100 basis points, and the Applicable Rate added to Eurocurrency Rate Committed Loans and Letters of Credit ranges from 75 basis points to 175 basis points. The Company pays a quarterly fee ranging from 17.5 basis points to 30 basis points on the unused portion of the $175 million available under the Amended Credit Facility. At March 31, 2017, the Company had borrowing availability of $54.6 million under the Amended Credit Facility net of $116.6 million of borrowings outstanding and standby letters of credit outstanding of $3.8 million.

In addition to the amounts outstanding under the Amended Credit Facility, the Company has various acquired foreign credit facilities totaling approximately $10.7 million. At March 31, 2017, the Company's foreign subsidiaries had $1.0 million in borrowings outstanding as well as $2.3 million in standby letters of credit outstanding.

Operating Cash Flows

Net cash provided by operating activities in the first three months of 2017 was $12.4 million compared with net cash provided by operating activities of $12.8 million in the first three months of 2016. In the first three months of 2017, net income and non-cash adjustments were $20.9 million compared to $14.5 million in the first three months of 2016. Since December 31, 2016, net operating assets and liabilities increased by $8.5 million, primarily due to increases of $12.0 million in inventories and $7.8 million in accounts receivable, partially offset by an increase of $13.7 million in accounts payable. The increase in inventory was primarily due to increases in net tooling inventory in preparation of new automotive platform launches and strategic inventory purchases within the Technical Nonwovens segment to meet seasonal demands. The increase in accounts receivable was primarily due to higher net sales in the first quarter of 2017 compared to the fourth quarter of 2016. The increase in accounts payable was primarily driven by the timing of inventory purchases and payments for capital expenditures within the first quarter of 2017.

Investing Cash Flows

In the first three months of 2017 and 2016, net cash used for investing activities consisted of capital expenditures of $9.6 million and $9.6 million, respectively. Capital spending for 2017 is expected to be approximately $33 million to $38 million.

Financing Cash Flows

In the first three months of 2017, net cash used for financing activities was $12.8 million compared to net cash used for financing activities of $10.5 million in the first three months of 2016. Debt repayments were $10.5 million and $10.1 million in the first three months of 2017 and 2016, respectively. The Company acquired $2.5 million and $0.7 million in company stock through its equity compensation plans during the first three months of 2017 and 2016. The Company received $0.2 million from the exercise of stock options in the first three months of 2017, compared to $0.3 million in the first three months of 2016.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Footnote 1 of the “Notes to Consolidated Financial Statements” and Critical Accounting Estimates in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the quarter ended March 31, 2017, other than described below. The Company continues to monitor the recoverability of the long-lived assets at the Company’s DSM Solutech B.V. (“Solutech”) operation as a result of historical operating losses and negative cash flows.

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
During the first quarter of 2017, the Company tested for impairment a discrete long-lived asset group in the Performance Materials segment with a carrying value of $1.3 million, as a result of indicators of possible impairment. To determine the recoverability of this asset group, the Company completed an undiscounted cash flow analysis and compared it to the asset group carrying value. This analysis was primarily dependent on the expectations for net sales over the estimated remaining useful life of the underlying asset group. The impairment test concluded that the asset group was not recoverable as the resulting undiscounted cash flows were less than their carrying amount. Accordingly, the Company determined the fair value of the asset group to assess if there was an impairment. Determining fair value is judgmental in nature and requires the use of significant estimates and assumptions considered to be Level 3 inputs. To determine the estimated fair value of the asset group the Company used the market approach. Under the market approach, the determination of fair value considered market conditions including an independent appraisal of the components of the asset group. The estimated fair value of the asset group was $0.5 million, below its carrying value of $1.3 million, which resulted in a long-lived asset impairment charge of $0.8 million included in selling, product development and administrative expenses during the quarter ended March 31, 2017.

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

Interest Rate Risk

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impact interest paid on its debt. The Company has debt with variable rates of interest based generally on LIBOR. Increases in interest rates could therefore significantly increase the associated interest payments that the Company is required to make on this debt. From time to time, the Company may enter into interest rate swap agreements to manage interest rate risk. The Company has assessed its exposure to changes in interest rates by analyzing the sensitivity to Lydall’s earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on the $116.6 million outstanding borrowings as of March 31, 2017, the Company’s net income would decrease by an estimated $0.9 million over a twelve-month period.

In April 2017, the Company entered into a three-year interest rate swap agreement transacted with a bank which converts the interest on the first notional $60.0 million of the Company's one-month LIBOR-based borrowings under its revolver loan from a variable rate, plus the borrowing spread, to a fixed rate of 1.58% plus the borrowing spread. The notional amount reduces quarterly by $5.0 million through March 31, 2020.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer (the “CEO”) and the Executive Vice President and Chief Financial Officer (the "CFO"), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"), and that such information is accumulated and communicated to management of the Company, with the participation of its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2017 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

The Company completed the acquisitions of Texel and Gutsche on July 7, 2016 and December 31, 2016 respectively. Management considers these transactions to be material to the Company’s financial statements. We are currently in the process of evaluating the existing controls and procedures of Texel and Gutsche and integrating the businesses into our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 (the “Act”) and the applicable rules and regulations under such Act. The Company will report on its assessment of the effectiveness of internal control over financial reporting of its consolidated operations (including the Texel and Gutsche businesses) within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

Subject to the foregoing, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In December 2016, Lydall Gerhardi agreed in principle with the German Cartel Office to pay a settlement amount of €3.3 million (approximately $3.5 million as of March 31, 2017) to definitively conclude this matter. The Company recorded the expense of €3.3 million (approximately $3.5 million as of March 31, 2017) in December 2016 and expects to enter into a formal settlement agreement with the German Cartel Office and remit payment in the quarter ending June 30, 2017.
In the fourth quarter of 2016, as part of a groundwater discharging permitting process, water samples collected from wells and process water basins at the Company’s Rochester, New Hampshire manufacturing facility, within the Performance Materials segment, showed concentrations of Perfluorinated Compounds (“PFCs”) in excess of state ambient groundwater quality standards.
In January 2017, the Company received a notification from the State of New Hampshire Department of Environmental Services (“NHDES”) naming Lydall Performance Materials, Inc. a responsible party with respect to the discharge of a regulated contaminant and as such, is required to take action to investigate and remediate the impacts in accordance with standards established by the NHDES. The Company is conducting a site investigation, the scope of which has been reviewed by the NHDES, in order to assess the extent of potential soil and groundwater contamination and develop a remedial action, if necessary. Based on input received from NHDES in March 2017 with regards to the scope of the site investigation, the Company recorded $0.2 million expense associated with the expected costs of conducting this site investigation. The Company does not know the scope or extent of its obligations, if any, that may arise from the site investigation and therefore is unable to estimate the cost of any future corrective action, if required. Accordingly, the Company cannot assure that the costs of any future corrective action at this location would not have a material effect on the Company’s financial condition, results of operations or cash flows.

Item 1A.	Risk Factors

See Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, as updated by Part I, Item 1. Legal Proceedings of this report. The risks described in the Annual Report on Form 10-K, and the “Cautionary Note Concerning Forward-Looking Statements” in this report, are not the only risks faced by the Company. Additional risks and uncertainties not currently known or that are currently judged to be immaterial may also materially affect the Company’s business, financial position, results of operations or cash flows.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2017, the Company acquired 42,308 shares of common stock through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, in which the Company withholds that number of shares having fair value equal to each recipient’s minimum tax withholding due.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
January 1, 2017 - January 31, 2017	—	$—	—	—
February 1, 2017 - February 28, 2017	42,308	$59.02	—	—
March 1, 2017 - March 31, 2017	—	$—	—	—
	42,308	$59.02	—	—

Item 5.	Other Information

Submission of Matters to a Vote of Security Holders

At the annual meeting of stockholders of the Company held on April 28, 2017, stockholders voted on four proposals presented to them for consideration:

1. Election of Nominees to the Board of Directors

The following nominees were elected to the Company’s Board of Directors to serve until the next annual meeting to be held in 2018 and until their successors are duly elected and qualified. The results of the voting were as follows:

Director	For	Withheld	Broker Non-Votes
Dale G. Barnhart	14,974,767	65,838	934,141
Kathleen Burdett	14,833,559	207,046	934,141
James J. Cannon	14,987,105	53,500	934,141
Matthew T. Farrell	14,650,911	389,694	934,141
Marc T. Giles	14,985,072	55,533	934,141
William D. Gurley	14,677,271	363,334	934,141
Suzanne Hammett	14,810,258	230,347	934,141
S. Carl Soderstorm, Jr.	14,534,003	506,602	934,141

2. Advisory Vote on Executive Compensation

Stockholders approved, on an advisory basis, the executive compensation of the Company’s named executive officers. The results of the voting were as follows:

For	14,840,625
Against	181,909
Abstain	18,071
Broker Non-Votes	934,141

3. Advisory Vote on the Frequency of Future Advisory Votes on Executive Compensation

Stockholders approved, on an advisory basis, the frequency of future advisory votes on executive compensation be held once every year. The results of the voting were as follows:

One (1) Year	11,593,761
Two (2) Years	17,832
Three (3) Years	3,417,324

After taking into consideration the foregoing voting results and the Board’s prior recommendation in favor of an annual advisory shareholder vote on the compensation of the Company’s named executive officers, the Board intends to hold future advisory votes on the compensation of the Company’s named executive officers every year.

4. Ratification of Appointment of Independent Auditors

Stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent auditors for fiscal year 2017. The results of the voting were as follows:

For	15,466,390
Against	500,888
Abstain	7,468

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal executive officer, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal financial officer, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

May 2, 2017	By:	/s/ Scott M. Deakin

Scott M. Deakin Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

LYDALL, INC.
Index to Exhibits

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal executive officer, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal financial officer, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document