Form 10-Q
period 2017-06-30
LYDALL INC /DE/
filed 2017-08-01
CIK 60977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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
____________________________

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

Large accelerated filer ☒Accelerated filer ☐Non-accelerated filer (Do not check if a smaller reporting company) ☐Smaller reporting company ☐Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $ .01 par value per share.

Total Shares outstanding July 18 , 2017	17,233,972

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current assumptions relating to the Company’s business, the economy and future conditions. Forward-looking statements generally can be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “forecasts,” “predicts,” “targets,” “prospects,” “strategy,” “signs” and other words of similar meaning in connection with the discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash and other measures of financial performance. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Forward-looking statements in this Quarterly Report on Form 10-Q include, among others, statements relating to:

•	Overall economic and business conditions and the effects on the Company’s markets;

•	Outlook for the third quarter and remainder of 2017;

•	Expected vehicle production in the North American, European or Asian markets;

•	Growth opportunities in markets served by the Company;

•	Expected future financial and operating performance of Texel and Gutsche;

•	Ability to integrate the Texel and Gutsche businesses;

•	Expected costs and future savings associated with restructuring programs;

•	Expected gross margin, operating margin and working capital improvements from the application of Lean Six Sigma;

•	Product development and new business opportunities;

•	Future strategic transactions, including but not limited to: acquisitions, joint ventures, alliances, licensing agreements and divestitures;

•	Pension plan funding;

•	Future cash flow and uses of cash;

•	Future amounts of stock-based compensation expense;

•	Future earnings and other measurements of financial performance;

•	Ability to meet cash operating requirements;

•	Future levels of indebtedness and capital spending;

•	Ability to meet financial covenants in the Company's amended revolving credit facility;

•	Future impact of the variability of interest rates and foreign currency exchange rates;

•	Expected future impact of recently issued accounting pronouncements upon adoption;

•	Future effective income tax rates and realization of deferred tax assets;

•	Estimates of fair values of reporting units and long-lived assets used in assessing goodwill and long-lived assets for possible impairment; and

•	The expected outcomes of legal proceedings and other contingencies, including environmental matters.
All forward-looking statements are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements made in this Quarterly Report on Form 10-Q, as well as in press releases and other statements made from time to time by the Company’s authorized officers. Such risks and uncertainties include, among others, worldwide economic cycles and political changes that affect the markets which the Company’s businesses serve, which could have an effect on demand for the Company’s products and impact the Company’s profitability; challenges encountered by the Company in the integration of the Texel and Gutsche acquisitions, including execution of restructuring programs; disruptions in the global credit and financial markets, including diminished liquidity and credit availability; changes in international trade agreements including tariff regulation and trade restrictions; swings in consumer confidence and spending; unstable economic growth; volatility in foreign currency exchange rates; raw material pricing and supply issues; fluctuations in unemployment rates; retention of key employees; increases in fuel prices; and outcomes of legal proceedings, claims and investigations, as well as other risks and uncertainties identified in Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q, and Part I, Item 1A - Risk Factors of Lydall’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

	Quarter Ended June 30,
	2017	2016
	(Unaudited)
Net sales	$174,879	$137,235
Cost of sales	131,626	101,245
Gross profit	43,253	35,990
Selling, product development and administrative expenses	23,409	20,468
Operating income	19,844	15,522
Interest expense	795	110
Other expense (income), net	599	(499)
Income before income taxes	18,450	15,911
Income tax expense	5,303	5,098
Loss from equity method investment	22	—
Net income	$13,125	$10,813
Earnings per share:
Basic	$0.77	$0.64
Diluted	$0.76	$0.63
Weighted average number of common shares outstanding:
Basic	17,044	16,864
Diluted	17,262	17,074

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
Net sales	$340,366	$266,935
Cost of sales	256,689	198,568
Gross profit	83,677	68,367
Selling, product development and administrative expenses	48,878	39,166
Operating income	34,799	29,201
Interest expense	1,401	254
Other expense (income), net	739	(666)
Income before income taxes	32,659	29,613
Income tax expense	7,797	9,631
Loss from equity method investment	68	—
Net income	$24,794	$19,982
Earnings per share:
Basic	$1.46	$1.19
Diluted	$1.44	$1.17
Weighted average number of common shares outstanding:
Basic	17,014	16,844
Diluted	17,272	17,036

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net income	$13,125	$10,813	$24,794	$19,982
Other comprehensive income:
Foreign currency translation adjustments	11,784	(4,026)	14,513	(1,268)
Pension liability adjustment, net of tax	172	139	344	285
Unrealized loss on hedging activities, net of tax	(44)	—	(44)	—
Comprehensive income	$25,037	$6,926	$39,607	$18,999

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$63,542	$71,934
Accounts receivable, less allowances (2017 - $1,421; 2016 - $1,429)	114,708	103,316
Inventories	81,989	66,146
Taxes receivable	6,854	3,883
Prepaid expenses	4,780	4,085
Other current assets	7,105	6,242
Total current assets	278,978	255,606
Property, plant and equipment, at cost	377,226	359,961
Accumulated depreciation	(213,032)	(199,166)
Net, property, plant and equipment	164,194	160,795
Goodwill	66,854	63,606
Other intangible assets, net	41,273	41,447
Other assets, net	6,464	5,575
Total assets	$557,763	$527,029
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$250	$634
Accounts payable	69,429	56,346
Accrued payroll and other compensation	13,832	14,016
Accrued taxes	5,882	6,460
Other accrued liabilities	13,663	12,988
Total current liabilities	103,056	90,444
Long-term debt	107,048	128,141
Deferred tax liabilities	16,993	15,849
Benefit plan liabilities	12,354	14,729
Other long-term liabilities	5,146	4,410

Commitments and Contingencies (Note 14)
Stockholders’ equity:
Preferred stock	—	—
Common stock	249	249
Capital in excess of par value	84,987	82,387
Retained earnings	350,260	325,466
Accumulated other comprehensive loss	(33,137)	(47,950)
Treasury stock, at cost	(89,193)	(86,696)
Total stockholders’ equity	313,166	273,456
Total liabilities and stockholders’ equity	$557,763	$527,029

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net income	$24,794	$19,982
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	12,778	8,634
Long-lived asset impairment charge	772	—
Inventory step-up amortization	1,025	—
Deferred income taxes	157	(553)
Stock-based compensation	2,287	2,074
Loss from equity method investment	68	—
Changes in operating assets and liabilities:
Accounts receivable	(8,197)	(11,294)
Inventories	(14,202)	(704)
Accounts payable	15,479	8,226
Accrued payroll and other compensation	(729)	2,859
Accrued taxes	(977)	492
Other, net	(5,460)	3,691
Net cash provided by operating activities	27,795	33,407
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(353)	—
Capital expenditures	(15,068)	(15,549)
Net cash used for investing activities	(15,421)	(15,549)
Cash flows from financing activities:
Debt repayments	(21,566)	(10,297)
Common stock issued	313	404
Common stock repurchased	(2,497)	(710)
Net cash used for financing activities	(23,750)	(10,603)
Effect of exchange rate changes on cash	2,984	(449)
(Decrease) Increase in cash and cash equivalents	(8,392)	6,806
Cash and cash equivalents at beginning of period	71,934	75,909
Cash and cash equivalents at end of period	$63,542	$82,715

Non-cash capital expenditures of $4.3 million and $2.7 million were included in accounts payable at June 30, 2017 and 2016, respectively.

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

On July 7, 2016, the Company completed an acquisition of the nonwoven and coating materials businesses primarily operating under the Texel (“Texel”) brand from ADS, Inc. (“ADS”), a Canadian based corporation. The Texel operations manufacture nonwoven needle punch materials and predominantly serve the geosynthetic, liquid filtration, and other industrial markets. The acquired businesses are included in the Company's Technical Nonwovens reporting segment.

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

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the accounts of Lydall, Inc. and its subsidiaries. All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).  The operating results of Texel and Gutsche have been included in the Consolidated Statements of Operations beginning on their respective dates of acquisition. As part of the acquisition of Texel, the Company acquired a fifty percent interest in a joint venture, Afitex Texel Geosynthetiques Inc., which is accounted for under the equity method of accounting. The year-end Condensed Consolidated Balance Sheet was derived from the December 31, 2016 audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America. Management believes that all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position, results of operations and cash flows for the periods reported, have been included. For further information, refer to the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

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
The new standard requires new comprehensive qualitative and quantitative disclosures relating to the nature, amount, timing and uncertainty of revenue arising from contracts with customers, including significant judgments and estimates used when applying the guidance.

The Company is implementing a project plan that includes a phased approach to implementing ASU 2014-09. During the remainder of 2017, the Company is completing the second phase which includes conversion activities, such as establishing policies, identifying system impacts, integration of the standard update into financial reporting processes and systems, and developing an understanding of the financial impact of this statement on the Company’s consolidated financial statements. The Company continues to assess potential impacts to all of its segments under the new standard and has identified a potential impact to the timing of revenue recognition across all segments. The Company currently generally recognizes revenue at a point in time, whereas the implementation of the new standard could result in certain revenue streams moving to an over-time revenue recognition model. The Company anticipates the transition to the new standard will result in changes to revenue recognition practices, including areas described above, but the Company will be unable to quantify that impact until the second phase of the project has been completed.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". This ASU requires entities that lease assets with lease terms of more than 12 months to recognize right-of-use assets and lease liabilities created by those leases on their balance sheets. This ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the method and impact the adoption of ASU 2016-02 will have on the Company’s consolidated financial statements and disclosures.

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting". This ASU requires an entity to apply modification accounting in Topic 718 when there are changes to the terms or conditions of a share-based payment award, unless the fair value, vesting conditions, and classification of the modified award are the same as the original award immediately before the original award is modified. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the method and impact the adoption of ASU 2016-09 will have on the Company’s consolidated financial statements and disclosures.

2.	Acquisitions

On December 31, 2016, the Company completed an acquisition of the nonwoven needle punch materials businesses, which include MGF Gutsche & Co GmbH KG, FRG and Gutsche Environmental Technology (Yixing) Co. Ltd., China, operating under Gutsche (“Gutsche”), a German based corporation. The Gutsche operations manufacture nonwoven needle punch materials and predominantly serve the industrial filtration and high performance nonwoven markets. The Company acquired one hundred percent of Gutsche for $57.6 million, net of a receivable of $3.0 million related to an estimated post-closing purchase price adjustment. In the second quarter of 2017, the Company finalized the post closing adjustment resulting in an increase in the purchase price of $0.4 million resulting in a final purchase price of $58.0 million. The purchase price was financed with a combination of cash on hand and $31.6 million of borrowings through the Company's amended $175 million credit facility. The assets and liabilities of Gutsche have been included in the Consolidated Balance Sheet at December 31, 2016. The acquired businesses are included in the Company's Technical Nonwovens reporting segment.

For the quarter ended June 30, 2017, Gutsche reported net sales and operating income of $12.1 million and $0.6 million, respectively. Operating income for the quarter ended June 30, 2017 included $0.2 million of purchase accounting inventory fair value step-up adjustments in cost of sales upon the sale of inventory and $0.2 million of restructuring expenses. There were no sales or operating income for Gutsche during the quarter ended June 30, 2016 as the acquisition occurred on December 31, 2016.

For the six months ended June 30, 2017, Gutsche reported net sales and operating income of $23.3 million and $0.9 million, respectively. Operating income for the six months ended June 30, 2017 included $0.6 million of purchase accounting inventory fair value step-up adjustments in cost of sales upon the sale of inventory and $0.2 million of restructuring expenses. There were no sales or operating income for Gutsche during the six months ended June 30, 2016 as the acquisition occurred on December 31, 2016.

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

For the quarter ended June 30, 2017, Texel reported net sales and operating income of $20.8 million and $1.5 million, respectively. Operating income for the quarter ended June 30, 2017 included $0.3 million of purchase accounting inventory fair value step-up adjustments in cost of sales upon the sale of inventory. There were no sales or operating income for Texel during the quarter ended June 30, 2016 as the acquisition occurred on July 7, 2016.

For the six months ended June 30, 2017, Texel reported net sales and operating income of $35.9 million and $2.0 million, respectively. Operating income for the six months ended June 30, 2017 included $0.5 million of purchase accounting inventory fair value step-up adjustments in cost of sales upon the sale of inventory. There were no sales or operating income for Texel during the six months ended June 30, 2016 as the acquisition occurred on July 7, 2016.

The following table summarizes the fair values of identifiable assets acquired and liabilities assumed at the date of the acquisitions:

In thousands	Texel	Gutsche
Cash and cash equivalents	$1,610	$9,400
Accounts receivable	13,355	7,736
Inventories	17,525	6,417
Prepaid expenses and other current assets	2,469	1,125
Non-current environmental indemnification receivable (Note 14)	925	—
Property, plant and equipment, net	31,525	7,969
Investment in joint venture	616	—
Goodwill (Note 4)	28,655	19,759
Other intangible assets, net (Note 4)	22,887	15,622
Other long term assets	—	1,545
Total assets acquired	$119,567	$69,573

Current liabilities	$(8,520)	$(8,376)
Long-term environmental remediation liability (Note 14)	(925)	—
Deferred tax liabilities	(7,413)	(470)
Other long-term liabilities	—	(2,742)
Total liabilities assumed	(16,858)	(11,588)
Net assets acquired	$102,709	$57,985

The final purchase price allocation related to Texel reflects post-closing adjustments pursuant to the terms of the Texel Stock Purchase Agreement. The final purchase price allocation related to Gutsche reflects post-closing adjustments pursuant to the terms of the Gutsche Share Purchase Agreement.

The following table reflects the actual operating results of the Company for the quarter and six months ended June 30, 2017 and the unaudited pro forma operating results of the Company for the quarter and six months ended June 30, 2016, which give effect to the acquisitions of Texel and Gutsche as if they had occurred on January 1, 2015. The pro forma information includes the historical financial results of the Company and the acquired businesses. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisitions been effective January 1, 2015, nor are they intended to be indicative of results that may occur in the future. The pro forma information does not include the effects of any synergies related to the acquisitions.

	Quarter Ended June 30,		Six Months Ended June 30,
	(Actual)	(Unaudited Pro Forma)	(Actual)	(Unaudited Pro Forma)
In thousands	2017	2016	2017	2016
Net sales	$174,879	$173,834	$340,366	$329,982
Net income	$13,125	$13,537	$24,794	$23,239

Earnings per share:
Basic	$0.77	$0.80	$1.46	$1.38
Diluted	$0.76	$0.79	$1.44	$1.36

Included in earnings during the quarter ended June 30, 2017 was $0.9 million of amortization expense and $0.5 million of fair value step-up adjustments to inventory related to Texel and Gutsche.

Pro forma earnings during the quarter ended June 30, 2016 were adjusted to exclude non-recurring items such as acquisition related expenses of $1.5 million. Pro forma earnings during the quarter ended June 30, 2016 were adjusted to include $1.2 million of additional amortization expense of the acquired intangible assets recognized at fair value in purchase accounting, additional depreciation expense of $0.5 million resulting from increased basis of property, plant and equipment, as well as $0.5 million of interest expense associated with borrowings under the Company's Amended Credit Facility. Customer freight billings of $0.5 million were reclassed from costs of sales to net sales for the quarter ended June 30, 2016.

Included in earnings during the six months ended June 30, 2017 was $2.0 million of amortization expense, $1.0 million of fair value step-up adjustments to inventory and acquisition related expenses of $0.1 million related to Texel and Gutsche.

Pro forma earnings during the six months ended June 30, 2016 were adjusted to exclude non-recurring items such as acquisition related expenses of $2.1 million. Pro forma earnings during the six months ended June 30, 2016 were adjusted to include $2.3 million of additional amortization expense of the acquired intangible assets recognized at fair value in purchase accounting, additional depreciation expense of $1.0 million resulting from increased basis of property, plant and equipment, as well as $0.9 million of interest expense associated with borrowings under the Company's Amended Credit Facility. Customer freight billings of $0.8 million were reclassed from costs of sales to net sales for the six months ended June 30, 2016.

3. Inventories

Inventories as of June 30, 2017 and December 31, 2016 were as follows:

In thousands	June 30, 2017	December 31, 2016
Raw materials	$31,131	$24,518
Work in process	28,185	17,161
Finished goods	24,524	25,360
	83,840	67,039
Less: Progress billings	(1,851)	(893)
Total inventories	$81,989	$66,146

Included in work in process is gross tooling inventory of $18.3 million and $10.3 million at June 30, 2017 and December 31, 2016, respectively. Tooling inventory, net of progress billings, was $16.4 million and $9.4 million at June 30, 2017 and December 31, 2016, respectively.

4. Goodwill and Other Intangible Assets

Goodwill:

The Company tests its goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value may exceed its fair value.

The changes in the carrying amount of goodwill by segment as of and for the quarter ended June 30, 2017 were as follows:

	December 31, 2016	Currency translation adjustments	Additions	June 30, 2017
In thousands
Performance Materials	$12,777	$324	$—	$13,101
Technical Nonwovens	50,829	2,571	353	53,753
Total goodwill	$63,606	$2,895	$353	$66,854

Goodwill Associated with Acquisitions and Divestitures

The goodwill addition of $0.4 million within the Technical Nonwovens segment is the result of the final post-closing adjustment in the second quarter of 2017 related to the acquisition of Gutsche on December 31, 2016.

Other Intangible Assets:

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other intangible assets, net” in the Condensed Consolidated Balance Sheets as of June 30, 2017 and December 31, 2016:

	June 30, 2017		December 31, 2016
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer Relationships	$38,036	$(2,822)	$36,131	$(1,284)
Patents	4,319	(3,602)	4,028	(3,300)
Technology	2,500	(560)	2,500	(477)
Trade Names	4,131	(909)	3,912	(394)
License Agreements	618	(618)	583	(583)
Other	564	(384)	536	(205)
Total amortized intangible assets	$50,168	$(8,895)	$47,690	$(6,243)

5. Long-term Debt and Financing Arrangements

On July 7, 2016, the Company amended its $100 million senior secured revolving credit facility (“Amended Credit Facility”) which increased the available borrowing from $100 million to $175 million, added a fourth lender and extended the maturity date to July 7, 2021. The Amended Credit Facility is secured by substantially all of the assets of the Company. Under the terms of the Amended Credit Facility, the lenders are providing a $175 million revolving credit facility to the Company, under which the lenders may make revolving loans and issue letters of credit to or for the benefit of the Company and its subsidiaries. The Company may request the Amended Credit Facility be increased by an aggregate amount not to exceed $50 million through an accordion feature, subject to specified conditions set forth in the Amended Credit Facility.

The Amended Credit Facility contains a number of affirmative and negative covenants, including financial and operational covenants. The Company is required to meet a minimum interest coverage ratio. The interest coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBIT to Consolidated Interest Charges, both as defined in the Amended Credit Facility, may not be less than 2.0 to 1.0 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined in the Amended Credit Facility, as of the end of each fiscal quarter of no greater than 3.0 to 1.0. The Company must also meet minimum consolidated EBITDA as of the end of each fiscal quarter for the preceding 12 month period of $30 million. The Company was in compliance with all covenants at June 30, 2017 and December 31, 2016.

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

In April 2017, the Company entered into a three-year interest rate swap agreement transacted with a bank which converts the interest on the first notional $60.0 million of the Company's one-month LIBOR-based borrowings under its revolver loan from a variable rate, plus the borrowing spread, to a fixed rate of 1.58% plus the borrowing spread. The notional amount reduces quarterly by $5.0 million through March 31, 2020. The Company is accounting for the interest rate swap agreement as a cash flow hedge. Effectiveness of this derivative agreement will be assessed quarterly by ensuring that the critical terms of the swap continue to match the critical terms of the hedged debt.

At June 30, 2017, the Company had borrowing availability of $64.6 million under the Amended Credit Facility, net of $106.6 million of borrowings outstanding and standby letters of credit outstanding of $3.8 million.

In addition to the amounts outstanding under the Amended Credit Facility, the Company has various acquired foreign credit facilities totaling approximately $11.2 million. At June 30, 2017, the Company's foreign subsidiaries had $0.1 million in borrowings outstanding as well as $2.5 million in standby letters of credit outstanding.

Total outstanding debt consists of:

			June 30,	December 31,
In thousands	Effective Rate	Maturity	2017	2016
Revolver Loan, due July 7, 2021	2.48%	2021	$106,600	$126,600
Commerzbank Loan, due January 2, 2017	3.40%	2017	—	400
Sparkasse Loan, due December 31, 2024	0.80%	2024	—	1,030
Capital Leases	1.65% - 2.08%	2019 - 2020	698	745
			107,298	128,775
Less portion due within one year			(250)	(634)
Total long-term debt			$107,048	$128,141

The carrying value of the Company’s $175 million Amended Credit Facility approximates fair value given the variable rate nature of the debt. The fair values of the Company’s long-term debt are determined using discounted cash flows based upon the Company’s estimated current interest cost for similar type borrowings or current market value, which falls under Level 2 of the fair value hierarchy. The carrying values of the long-term debt approximate fair market value.

The weighted average interest rate on long-term debt was 2.0% for the six months ended June 30, 2017 and 1.4% for the year ended December 31, 2016.

6. Derivatives

The Company selectively uses financial instruments to manage market risk associated with exposure to fluctuations in interest rates. These financial exposures are monitored and managed by the Company as an integral part of its risk management program. The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impact interest paid on its debt. The Company has debt with variable rates of interest based generally on LIBOR. From time to time, the Company may enter into interest rate swap agreements to manage interest rate risk. These instruments are designated as cash flow hedges and are recorded at fair value using Level 2 observable market inputs.

Derivative instruments are recognized as either assets or liabilities on the balance sheet in either current or non-current other assets or other accrued liabilities or other long-term liabilities depending upon maturity and commitment. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the hedge transaction affects earnings. Any ineffective portion, or amounts related to contracts that are not designated as hedges, are recorded directly to earnings. The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying hedged item. The Company does not use derivatives for speculative or trading purposes or to manage commodity exposures.

In April 2017, the Company entered into a three-year interest rate swap agreement transacted with a bank which converts the interest on the first notional $60.0 million of the Company's one-month LIBOR-based borrowings under its revolver loan from a variable rate, plus the borrowing spread, to a fixed rate of 1.58% plus the borrowing spread. The notional amount reduces quarterly by $5.0 million through March 31, 2020. The interest rate swap agreement was accounted for as cash flow hedge. Effectiveness of this derivative agreement will be assessed quarterly by ensuring that the critical terms of the swap continue to match the critical terms of the hedged debt.

The following table sets forth the fair value amounts of derivative instruments held by the Company:

	June 30, 2017		December 31, 2016
In thousands	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contract	$—	$(69)	$—	$—
Total derivatives	$—	$(69)	$—	$—

The following table sets forth the loss, recorded in accumulated other comprehensive income (loss), net of tax, for the quarters and six months ended June 30, 2017 and 2016 for derivatives held by the Company and designated as hedging instruments:

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Cash flow hedges:
Interest rate contract	$(44)	$—	$(44)	$—
	$(44)	—	$(44)	$—

7. Equity Compensation Plans

As of June 30, 2017, the Company’s equity compensation plans consisted of the 2003 Stock Incentive Compensation Plan (the “2003 Plan”) and the 2012 Stock Incentive Plan (the “2012 Plan” and together with the 2003 Plan, the “Plans”) under which incentive and non-qualified stock options and time and performance based restricted shares have been granted to employees and directors from authorized but unissued shares of common stock or treasury shares. The 2003 Plan is not active, but continues to govern all outstanding awards granted under the plan until the awards themselves are exercised or terminate in accordance with their terms. The 2012 Plan, approved by shareholders on April 27, 2012, authorizes 1.75 million shares of common stock for awards. The 2012 Plan also authorizes an additional 1.2 million shares of common stock to the extent awards granted under prior stock plans that were outstanding as of April 27, 2012 are forfeited. The 2012 Plan provides for the following types of awards: options, restricted stock, restricted stock units and other stock-based awards.

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

The Company incurred equity compensation expense of $1.1 million and $0.9 million for the quarters ended June 30, 2017 and June 30, 2016, respectively, and $2.3 million and $2.1 million for the six months ended June 30, 2017 and June 30, 2016, respectively, for the Plans, including restricted stock awards. No equity compensation costs were capitalized as part of inventory.

Stock Options

The following table is a summary of outstanding and exercisable options as of June 30, 2017:

In thousands except per share amounts and years	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at June 30, 2017	399	$26.34	$10,588
Exercisable at June 30, 2017	219	$16.49	$7,727
Unvested at June 30, 2017	179	$38.41	$2,860

There were no stock options granted and 16,300 stock options exercised during the quarter ended June 30, 2017 and no stock options granted and 28,464 stock options exercised during the six months ended June 30, 2017. The amount of cash received from the exercise of stock options was $0.2 million during the quarter ended June 30, 2017 and $0.3 million during the six months ended June 30, 2017. The intrinsic value of stock options exercised was $0.7 million with a tax benefit of $0.1 million during the quarter ended June 30, 2017 and the intrinsic value of stock options exercised was $1.2 million with a tax benefit of $0.3 million during the six months ended June 30, 2017.

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

At June 30, 2017, the total unrecognized compensation cost related to non-vested stock option awards was approximately $2.3 million, with a weighted average expected amortization period of 2.6 years.

Restricted Stock

Restricted stock includes both performance-based and time-based awards. There were no time-based restricted stock shares granted during the quarter and six month period ended June 30, 2017. There were no performance-based restricted shares granted during the quarter ended June 30, 2017 and 18,100 performance-based restricted shares granted for the six months ended June 30, 2017, which have a 2019 earnings per share target. There were no performance-based restricted shares that vested during the quarter ended June 30, 2017 and 108,600 performance-based restricted shares that vested during the six months ended June 30, 2017. There were no time-based restricted shares that vested during the quarter ended June 30, 2017 and 9,288 time-based restricted shares that vested during the six months ended June 30, 2017.

There were no time-based restricted shares granted during the quarter ended June 30, 2016 and 7,930 time-based restricted shares granted during the six months ended June 30, 2016. There were no performance-based restricted shares granted during the quarter ended June 30, 2016 and 7,380 performance-based shares granted in the six months ended June 30, 2016, which have a 2018 earnings per share target. There were no performance-based restricted shares that vested during the quarter ended June 30, 2016 and there were 65,087 performance-based restricted shares that vested during the six months ended June 30, 2016 in accordance with Plan provisions. There were no time-based restricted shares that vested during the quarter ended June 30, 2016 and there were 8,129 time-based restricted shares that vested during the six months ended June 30, 2016.

At June 30, 2017, there were 193,925 unvested restricted stock awards with total unrecognized compensation cost related to these awards of $4.4 million with a weighted average expected amortization period of 2.0 years. Compensation expense for performance based awards is recorded based on the service period and management’s assessment of the probability of achieving the performance goals.

8. Stock Repurchases

During the six months ended June 30, 2017, the Company purchased 42,308 shares of common stock valued at $2.5 million, through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, in which the Company withholds that number of shares having fair value equal to each recipient’s minimum tax withholding due.

9. Restructuring

In April 2017, the Company commenced a restructuring plan in the Technical Nonwovens segment which will include plant consolidations and transfer of equipment to other facilities within the segment's Europe and China operations. The consolidation of certain plants, which is expected to conclude in the second quarter of 2019, is expected to reduce operating costs, increase efficiency and enhance the Company’s flexibility by better aligning its manufacturing footprint with the segment's customer base. Accordingly, the Company expects to record pre-tax expenses of approximately $5.0 million, in connection with this restructuring plan, of which approximately $4.8 million is expected to result in future cash expenditures over the period of consolidation. Approximately $2.0 million of expenses are expected during the second half of 2017, predominately in the fourth quarter. The Company also expects to incur cash expenditures of approximately $3.5 million for capital expenditures associated with this plan.

During the quarter and six months ended June 30, 2017, the Company recorded pre-tax restructuring expenses of $0.3 million. Restructuring expenses of $0.2 million, related to contract termination and other associated expenses, were recorded in selling, product development and administrative expenses and $0.1 million of severance related expenses were recorded in cost of sales.

Actual pre-tax expenses incurred and total estimated pre-tax expenses for the restructuring program by type are as follows:

In thousands	Severance and Related Expenses	Contract Termination Expenses	Facility Exit, Move and Set-up Expenses	Total
Expense incurred during quarter ended:
June 30, 2017	74	185	34	293
Total pre-tax expense incurred	$74	$185	$34	$293
Estimated remaining expense at June 30, 2017	1,600	50	3,050	4,700
Total estimated pre-tax expense	$1,674	$235	$3,084	$4,993

There were no cash outflows for the restructuring program for the quarter and six months ended June 30, 2017.

Accrued restructuring costs were as follows at June 30, 2017:

In thousands	Total
Balance as of March 31, 2017	$—
Pre-tax restructuring expenses	293
Cash paid	—
Balance as of June 30, 2017	$293

10. Employer Sponsored Benefit Plans

As of June 30, 2017, the Company maintains a defined benefit pension plan that covers certain domestic Lydall employees (“domestic pension plan”) that is closed to new employees and benefits are no longer accruing. The domestic pension plan is noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in the plan. The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes.

The Company expects to contribute approximately $3.5 million to $4.0 million in cash for its domestic pension plan in 2017. Contributions of $1.2 million and $2.4 million were made during the quarter and six months ended June 30, 2017, respectively. There were no contributions made during the quarter and six months ended June 30, 2016.

The following is a summary of the components of net periodic benefit cost, which is recorded primarily within selling, product development and administrative expenses, for the domestic pension plan for the quarters and six months ended June 30, 2017 and 2016:

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2017	2016	2017	2016
Components of net periodic benefit cost
Interest cost	$514	$535	$1,029	$1,070
Expected return on assets	(594)	(605)	(1,188)	(1,210)
Amortization of actuarial loss	273	233	546	467
Net periodic benefit cost	$193	$163	$387	$327

11. Income Taxes

The Company’s effective tax rate was 28.7% and 32.0% for the quarters ended June 30, 2017 and 2016, and 23.9% and 32.5% for the six months ended June 30, 2017 and 2016, respectively. The difference in the Company’s effective tax rate for the quarter ended June 30, 2017 compared to the quarter ended June 30, 2016 was primarily related to a more favorable mix of income in lower taxed jurisdictions during the quarter ended June 30, 2017. The difference in the Company's effective tax rate for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily related to tax benefits from stock compensation of $1.6 million for the six months ended June 30, 2017 compared to $0.3 million for the six months ended June 30, 2016 and a more favorable mix of income in lower taxed jurisdictions during the six months ended June 30, 2017.
The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, France, Germany, China, the United Kingdom, the Netherlands and Canada. Within the next 12 months, it is reasonably possible that the Company could conclude certain federal income tax matters through the year ended December 31, 2014. If concluded, it is reasonably possible that net unrecognized benefits of up to $1.5 million may be recognized. With few exceptions, the Company is no longer subject to U.S. federal examinations for years before 2013, state and local examinations for years before 2012, and non-U.S. income tax examinations for years before 2003.
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

12. Earnings Per Share

For the quarters and six months ended June 30, 2017 and 2016, basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method as long as their effect is not antidilutive.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2017	2016	2017	2016
Basic average common shares outstanding	17,044	16,864	17,014	16,844
Effect of dilutive options and restricted stock awards	218	210	258	192
Diluted average common shares outstanding	17,262	17,074	17,272	17,036

For each of the quarters ended June 30, 2017 and 2016, stock options for 38,280 shares and 121,745 shares of Common Stock were not considered in computing diluted earnings per common share because they were antidilutive.

For the six months ended June 30, 2017 and 2016, stock options for 38,280 shares and 199,375 shares of common stock, respectively, were not considered in computing diluted earnings per share because they were antidilutive.

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

Performance Materials Segment

The Performance Materials segment includes filtration media solutions primarily for air, fluid power, and industrial applications (“Filtration”), thermal insulation solutions for building products, appliances, and energy and industrial markets (“Thermal Insulation”) and air and liquid life science applications (“Life Sciences Filtration”). Filtration products include LydAir® MG (Micro-Glass) Air Filtration Media, LydAir® MB (Melt Blown) Air Filtration Media, LydAir® SC (Synthetic Composite) Air Filtration Media, and Arioso™ Membrane Composite Media. These products constitute the critical media component of clean-

air systems for applications in clean-space, commercial, industrial and residential HVAC, power generation, and industrial processes. Lydall has leveraged its extensive technical expertise and applications knowledge into a suite of media products covering the vast liquid filtration landscape across the engine and industrial fields. The LyPore® Liquid Filtration Media series address a variety of application needs in fluid power including hydraulic filters, air-water and air-oil coalescing, industrial fluid processes and diesel fuel filtration.

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

The tables below present net sales and operating income by segment for the quarters and six months ended June 30, 2017 and 2016, and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

Consolidated net sales by segment:

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2017	2016	2017	2016
Performance Materials Segment:
Filtration	$19,255	$18,657	$38,100	$35,816
Thermal Insulation	7,407	7,214	14,833	13,489
Life Sciences Filtration	2,639	4,095	5,119	7,044
Performance Materials Segment net sales	29,301	29,966	58,052	56,349

Technical Nonwovens Segment (1):
Industrial Filtration	36,325	20,128	70,538	43,722
Advanced Materials (2)	30,773	7,712	55,478	15,325
Technical Nonwovens net sales	67,098	27,840	126,016	59,047

Thermal/Acoustical Metals Segment:
Metal parts	40,827	41,053	82,521	77,836
Tooling	2,558	4,192	5,144	9,406
Thermal/Acoustical Metals Segment net sales	43,385	45,245	87,665	87,242

Thermal/Acoustical Fibers Segment:
Fiber parts	40,704	36,934	81,691	72,611
Tooling	2,795	3,234	3,180	3,418
Thermal/Acoustical Fibers Segment net sales	43,499	40,168	84,871	76,029
Eliminations and Other (2)	(8,404)	(5,984)	(16,238)	(11,732)
Consolidated Net Sales	$174,879	$137,235	$340,366	$266,935

 Operating income by segment:

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2017	2016	2017	2016
Performance Materials	$3,864	$4,681	$5,453	$6,819
Technical Nonwovens (1)	6,535	3,219	11,203	7,145
Thermal/Acoustical Metals	3,174	4,082	5,617	7,639
Thermal/Acoustical Fibers	12,157	10,630	24,446	20,954
Corporate Office Expenses	(5,886)	(7,090)	(11,920)	(13,356)
Consolidated Operating Income	$19,844	$15,522	$34,799	$29,201

(1)	The Technical Nonwovens segment reports results of Texel and Gutsche for the period following the dates of acquisition of July 7, 2016 and December 31, 2016, respectively.

(2)
Included in the Technical Nonwovens segment and Eliminations and Other is $6.8 million and $4.6 million in intercompany sales to the T/A Fibers segment for the quarters ended June 30, 2017 and 2016, respectively, and $13.1 million and $9.1 million for the six months ended June 30, 2017 and 2016, respectively.

14. Commitments and Contingencies

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

In December 2016, Lydall Gerhardi agreed in principle with the German Cartel Office to pay a settlement amount of €3.3 million (approximately $3.8 million U.S. Dollars as of June 30, 2017) to definitively conclude this matter. The Company recorded the expense of €3.3 million (approximately $3.5 million U.S. Dollars) in December 2016. In July 2017, Lydall Gerhardi entered into a formal settlement agreement with the German Cartel Office, definitively concluding this matter and will remit payment in the third quarter of 2017.

Environmental Remediation

The Company has elected to remediate environmental contamination discovered prior to the closing of the Texel acquisition at a certain property in the province of Quebec, Canada (“the Property”) that was acquired by Lydall. The Company records accruals for environmental costs when such losses are probable and reasonably estimable. The Company, through the engagement of a third-party environmental service firm, has been in the process of determining the final scope and timing of the remediation project and estimated the cost of the remediation project to range between $0.9 million and $1.5 million. Based upon this range of estimated remediation costs, the Company recorded an environmental liability of $0.9 million within other long-term liabilities on the Company's balance sheet at December 31, 2016. In July, 2017, the third-party environmental service firm completed its initial investigatory work and, based on information provided from the results of such work, the Company increased its environmental liability by $0.6 million at June 30, 2017. The environmental liability which reflects the most current estimate of $1.5 million (which remains fully offset as described below) is included within other long-term liabilities on the Company's balance sheet at June 30, 2017. During the six months ended June 30, 2017, the environmental liability has been reduced by $0.1 million, reflecting payments made to vendors, resulting in a balance of $1.4 million at June 30, 2017.

Pursuant to the Share Purchase Agreement, ADS has agreed to indemnify the Company from all costs and liabilities associated with the contamination and remediation work, including the costs of preparation and approval of the remediation plan and other reports in relation therewith. This indemnity was secured by an environmental escrow account, which was established in the amount of $3.0 million Canadian Dollars ($2.3 million U.S. Dollars as of June 30, 2017). Should the costs and liabilities exceed the environmental escrow amount, the Company also has access to the general indemnity escrow account, which was originally established in the amount of $14.0 million Canadian Dollars ($10.8 million U.S. Dollars as of June 30, 2017), and based on the Share Purchase Agreement was reduced to approximately $7.0 million Canadian Dollars ($5.4 million U.S. Dollars as of June 30,

2017) at June 30, 2017. Based on the foregoing, an indemnification asset of $0.9 million was also recorded in other assets at December 31, 2016 as the Company believed, and still believes collection from ADS is probable. This indemnification asset has been increased by $0.6 million to reflect the most current estimate of $1.5 million. The indemnification asset has been reduced by $0.1 million reflecting indemnification from ADS for payments made by the Company to its vendors during the six months ended June 30, 2017. The resulting indemnification asset balance is $1.4 million at June 30, 2017. The accrual for remediation costs will be adjusted as further information develops, estimates change and payments to vendors are made for remediation, with an off-setting adjustment to the indemnification asset from ADS if collection is deemed probable.

In the fourth quarter of 2016, as part of a groundwater discharging permitting process, water samples collected from wells and process water basins at the Company’s Rochester New Hampshire manufacturing facility, within the Performance Materials segment, showed concentrations of Perfluorinated Compounds (“PFCs”) in excess of state ambient groundwater quality standards.
In January 2017, the Company received a notification from the State of New Hampshire Department of Environmental Services (“NHDES”) naming Lydall Performance Materials, Inc. a responsible party with respect to the discharge of regulated contaminants and as such, is required to take action to investigate and remediate the impacts in accordance with standards established by the NHDES. The Company is conducting a site investigation, the scope of which has been reviewed by the NHDES, in order to assess the extent of potential soil and groundwater contamination and develop a remedial action, if necessary. Based on input received from NHDES in March 2017 with regard to the scope of the site investigation, the Company recorded $0.2 million of expense in the first quarter of 2017 associated with the expected costs of conducting this site investigation. There was no additional expense recorded in the second quarter of 2017 as the Company does not know the scope or extent of its future obligations, if any, that may arise from the site investigation and therefore is unable to estimate the cost of any future corrective action. Accordingly, the Company cannot assure that the costs of any future corrective action at this location would not have a material effect on the Company’s financial condition, results of operations or liquidity. Provisions for such matters are charged to expense when it is probable that a liability has been incurred and reasonable estimates of the liability can be made. Estimates of environmental liabilities are based on a variety of matters, including, but not limited to, the stage of investigation, the stage of the remedial design, evaluation of existing remediation technologies, and presently enacted laws and regulations. In future periods, a number of factors could significantly impact any estimates of environmental remediation costs.

15. Changes in Accumulated Other Comprehensive Income (Loss)

The following table discloses the changes by classification within accumulated other comprehensive income (loss) for the periods ended June 30, 2017 and 2016:

In thousands	Foreign Currency Translation Adjustment	Defined Benefit Pension Adjustment		Gains and Losses on Cash Flow Hedges		Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2015	$(16,920)	$(17,665)		$—		$(34,585)
Other Comprehensive loss	(1,268)	—		—		(1,268)
Amounts reclassified from accumulated other comprehensive loss	—	285	(a)	—		285
Balance at June 30, 2016	(18,188)	(17,380)		—		(35,568)
Balance at December 31, 2016	(27,885)	(20,065)		—		(47,950)
Other Comprehensive loss	14,513	—		(44)	(b)	14,469
Amounts reclassified from accumulated other comprehensive loss	—	344	(a)	—		344
Balance at June 30, 2017	$(13,372)	$(19,721)		$(44)		$(33,137)

(a)
Amount represents amortization of actuarial losses, a component of net periodic benefit cost. This amount was $0.3 million, net of $0.2 million tax benefit for the six months ended June 30, 2017 and 2016.

(b)	Amount represents unrealized losses on the fair value of hedging activities, net of taxes for the six months ended June 30, 2017.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

Business

Lydall, Inc. and its subsidiaries (collectively, the “Company” or “Lydall”) design and manufacture specialty engineered nonwoven filtration media, industrial thermal insulating solutions, and thermal and acoustical barriers for filtration/separation and heat abatement and sound dampening applications. Lydall principally conducts its business through four reportable segments: Performance Materials, Technical Nonwovens, Thermal/Acoustical Metals and Thermal/Acoustical Fibers, with sales globally. The Performance Materials segment includes filtration media solutions for air, fluid power, and industrial applications (“Filtration”), air and liquid life science applications (“Life Sciences Filtration”), and thermal insulation solutions for building products, appliances, and energy and industrial markets (“Thermal Insulation”). The Technical Nonwovens ("TNW")consists of Industrial Filtration products that include nonwoven rolled-goods felt media and filter bags used primarily in industrial air and liquid filtration applications as well as Advanced Materials products that include nonwoven rolled-good media that is used in other commercial applications and predominantly serves the geosynthetics, automotive, industrial and medical markets. Advanced Materials products also include automotive rolled-good material for use in the Thermal/Acoustical Fibers segment manufacturing process. Nonwoven filter media is used to satisfy increasing emission control regulations in a wide range of industries, including power, cement, steel, asphalt, incineration, food, and pharmaceutical. The Thermal/Acoustical Metals (“T/A Metals”) segment and Thermal/Acoustical Fibers (“T/A Fibers”) segment offer innovative engineered products to assist in noise and heat abatement within the transportation sector.

Second Quarter 2017 Highlights

Below are financial highlights comparing Lydall’s quarter ended June 30, 2017 (“Q2 2017”) results to its quarter ended June 30, 2016 (“Q2 2016”) results:

•	Net sales were $174.9 million in Q2 2017, compared to $137.2 million in Q2 2016, an increase of $37.6 million, or 27.4%. The change in consolidated net sales is summarized in the following table:

Components	Change in Net Sales	Percent Change
Acquisitions	$32,979	24.0%
Parts volume and pricing change	8,747	6.4%
Change in tooling sales	(2,024)	(1.5)%
Foreign currency translation	(2,058)	(1.5)%
Total	$37,644	27.4%

•
Increase in consolidated net sales was primarily related to the acquisitions of Texel and Gutsche of 24.0%, which occurred on July 7, 2016 and December 31, 2016, respectively, and are included in the Technical Nonwovens segment. The Company also experienced sales growth of 4.6% of consolidated net sales in the legacy businesses of the Technical Nonwovens segment, including 160 basis points of intercompany sales to the T/A Fibers segment, as well as sales growth of 2.4% of consolidated net sales in the T/A Fibers segment. Partially offsetting this sales growth was a decline of 1.4% and 0.5%, of consolidated net sales in the T/A Metals and Performance Materials segments, respectively. These results included the negative impact of foreign currency translation of $2.1 million, or 1.5%, on consolidated net sales in Q2 2017 compared to Q2 2016.

•
Gross margin decreased 150 basis points to 24.7% in Q2 2017, compared to 26.2% in Q2 2016. The Technical Nonwovens segment negatively impacted consolidated gross margin by approximately 100 basis points, primarily related to unfavorable mix between legacy and acquisition business gross margins as well as approximately 40 basis points of purchase accounting adjustments relating to inventory step up and restructuring expenses. The Performance Materials segment negatively impacted consolidated gross margin by approximately 60 basis points primarily related to unfavorable mix of product sales, mainly associated with a higher margin termination buy in the second quarter of 2016 in advance of product discontinuance in the second half of 2016. Improvements in gross margin by the T/A Fibers segment primarily due to product mix and fixed costs absorption were partially offset by the T/A Metals segment with a marginal decline in gross margin, primarily related to operating inefficiencies in Europe in Q2 2017 compared to Q2 2016.

•
Operating income was $19.8 million, or 11.3%, of net sales in Q2 2017, compared to $15.5 million, or 11.3% of net sales, in Q2 2016. Operating margin was flat with Q2 2016 as the negative impact of lower gross margins was offset by decreased selling, product development and administrative expenses as a percentage of net sales of 150 basis points.

◦
Operating income for Q2 2017 included $0.9 million of amortization of intangibles from TNW segment acquisitions, $0.5 million of inventory step up from acquisitions in the TNW segment and $0.3 million of TNW restructuring expenses.

◦	Operating income for Q2 2016 included $1.5 million of strategic initiative expenses.

•	Effective tax rate was 28.7% in Q2 2017 compared to 32.0% in Q2 2016, with the improvement primarily related to a more favorable mix of income in lower taxed jurisdictions during Q2 2017.

•
Net income was $13.1 million, or $0.76 per diluted share, in Q2 2017, which included $0.02 per share of inventory step-up, $0.02 per share of restructuring expenses and $0.03 per share of negative impact for foreign currency revaluation included in other expense.

•
Net income was $10.8 million, or $0.63 per diluted share, in Q2 2016, which included $0.07 per share of strategic initiative expenses and $0.02 per share of favorable impact for foreign currency revaluation included in other income.

Liquidity

Cash flows from operations in the first six months of 2017 was $27.8 million compared with $33.4 million in the first six months of 2016, with this reduction primarily driven by increases in working capital, including greater tooling inventory in advance of new product launches together with timing of pension plan contributions and tax payments. Cash was $63.5 million at June 30, 2017, net of $20.0 million paid down on the Company’s domestic credit facility during the 2017, leaving availability of $64.6 million on the facility.

Outlook

Looking forward to the third quarter of 2017, demand is generally stable in the Company's markets across all segments, and the Company expects to deliver marginal organic growth. From a gross margin perspective, mix, including increased low margin tooling sales in advance of new automotive platform launches later in 2017, and select commodity pricing pressures in the Company's Thermal/Acoustical Metals segment are expected to reduce the Company's gross margin. The Company continues to actively implement productivity initiatives and the corrective actions needed to realize further operating improvement in the Thermal/Acoustical Metals segment. Lastly, the Company remains on track with integrating the Texel and Gutsche businesses, and are now moving into the execution phase of the previously disclosed restructuring plan that is expected to reduce operating costs and increase efficiency, in total delivering $5.0 million of run-rate profit improvement by 2019 and important enhancements to the Company’s flexibility and competitive position.

Results of Operations

All of the following tabular comparisons, unless otherwise indicated, are for the quarters ended June 30, 2017 (Q2-17) and June 30, 2016 (Q2-16) and the six months ended June 30, 2017 (YTD-17) and June 30, 2016 (YTD-16) .

Net Sales

	Quarter Ended			Six Months Ended
In thousands	Q2-17	Q2-16	Percent Change	YTD-17	YTD-16	Percent Change
Net sales	$174,879	$137,235	27.4%	$340,366	$266,935	27.5%

Net sales for the second quarter of 2017 increased by $37.6 million, or 27.4%, compared to the second quarter of 2016. This increase was primarily related to greater net sales in the Technical Nonwovens segment of $39.3 million, or 28.6% of consolidated net sales, including $33.0 million from the Texel and Gutsche acquisitions, which occurred on July 7, 2016 and December 31, 2016, respectively. There were no Texel or Gutsche sales included in the Technical Nonwovens segment in the second quarter of 2016. The increase in net sales for the Technical Nonwovens segment included the negative impact of foreign currency translation of $1.2 million, or 4.1%, in the second quarter of 2017 compared to the second quarter of 2016. The T/A Fibers segment reported growth in net sales from increased volume of $3.3 million, or 8.3%, in the second quarter of 2017 compared to the second quarter of 2016. These increases to net sales were partially offset by decreases in net sales in the Company's T/A Metals segment of $1.9 million, or 4.1%, including the negative impact of foreign currency translation of $0.6 million, or 1.4%, and a decrease in net sales in the Performance Materials segment of $0.7 million, or 2.2%, in the second quarter of 2017 compared to the second quarter of 2016, including the negative impact of foreign currency translation of $0.3 million, or 0.9%.

Net sales for the six months ended June 30, 2017 increased by $73.4 million, or 27.5%, compared to the six months ended June 30, 2016. This increase was primarily related to greater net sales in the Technical Nonwovens segment of $67.0 million, or 25.1% of consolidated net sales, including $59.2 million from the Texel and Gutsche acquisitions, which occurred on July 7, 2016 and December 31, 2016, respectively. There were no Texel or Gutsche sales included in the Technical Nonwovens segment in the first six months of 2016. The increase in net sales for the Technical Nonwovens segment included the negative impact of foreign currency translation of $2.4 million, or 4.1%, in the first six months 2017 compared to the first six months of 2016. The T/A Fibers segment reported growth in net sales from increased volume of $8.8 million, or 11.6%, in the first six months of 2017 compared to the first six months of 2016, and the Performance Materials segment reported growth in net sales from increased volume of $1.7 million, or 3.0%, including the negative impact of foreign currency translation of $0.6 million, or 1.1%. The T/A Metals segment reported growth in net sales from increased volume of $0.4 million, or 0.5%, in the first six months of 2017 compared to the first six months of 2016, including the negative impact of foreign currency translation of $1.5 million, or 1.7%.

Cost of Sales

	Quarter Ended			Six Months Ended
In thousands of dollars	Q2-17	Q2-16	Percent Change	YTD-17	YTD-16	Percent Change
Cost of sales	$131,626	$101,245	30.0%	$256,689	$198,568	29.3%

Cost of sales for the second quarter of 2017 increased by $30.4 million, or 30.0%, compared to the second quarter of 2016. The increase was primarily due to increased sales volumes in the Technical Nonwovens segment, primarily related to the Texel and Gutsche acquisitions and included a $0.5 million purchase accounting adjustment to cost of sales related to inventory step-up, as well as increased sales volumes in the T/A Fibers segment. Also contributing to the increase in cost of sales for the second quarter of 2017 compared to the second quarter of 2016 was increased fixed costs in the T/A Metals and Technical Nonwovens segments, and in the Performance Materials segment, unfavorable mix of product sales. These increases to cost of sales were partially offset by improved mix of products in the T/A Fibers segment. Foreign currency translation lowered cost of sales in the second quarter of 2017 compared to the second quarter of 2016 by $1.8 million, or 1.8%.

Cost of sales for the six months ended June 30, 2017 increased by $58.1 million, or 29.3%, compared to the six months ended June 30, 2016. The increase was primarily due to increased sales volumes in the Technical Nonwovens segment, primarily related to the Texel and Gutsche acquisitions and included a $1.0 million purchase accounting adjustment to cost of sales related to inventory step-up, as well as increases in sales volumes in all other segments. Also contributing to the increase in cost of sales for the first six months of 2017 compared to the first six months of 2016 were increased fixed costs, primarily in the T/A Metals, Performance Materials segments and Technical Nonwovens segments. These increases to cost of sales were partially offset by improved mix of products in the T/A Fibers segment. Foreign currency translation lowered cost of sales in the first six months of 2017 compared to the first six months of 2016 by $3.9 million, or 2.0%.

Gross Profit

	Quarter Ended			Six Months Ended
In thousands	Q2-17	Q2-16	Percent Change	YTD-17	YTD-16	Percent Change
Gross profit	$43,253	$35,990	20.2%	$83,677	$68,367	22.4%
Gross margin	24.7%	26.2%		24.6%	25.6%

Gross margin for the second quarter of 2017 was 24.7% compared to 26.2% in the second quarter of 2016. The Technical Nonwovens segment negatively impacted consolidated gross margin by approximately 100 basis points, primarily related to unfavorable mix between legacy and acquisition business gross margins as well as approximately 40 basis points of purchase accounting adjustments relating to inventory step up and restructuring expenses. Additionally, the Performance Materials segment negatively impacted consolidated gross margin by approximately 60 basis points primarily related to unfavorable mix of product sales, mainly associated with a higher margin termination buy in the second quarter of 2016. The T/A Metals segment negatively impacted consolidated gross margin by approximately 20 basis points primarily related to higher variable overhead costs from operating inefficiencies in Europe in the second quarter of 2017 compared to the second quarter of 2016. The T/A Fibers segment favorably impacted consolidated gross margin by approximately 40 basis points, primarily as a result of improved mix of products and favorable absorption of fixed costs in the second quarter of 2017 compared to the second quarter of 2016.

Gross margin for the six months ended June 30, 2017 was 24.6% compared to 25.6% in the six months ended June 30, 2016. The Technical Nonwovens segment negatively impacted consolidated gross margin by approximately 90 basis points, primarily related to unfavorable mix between legacy and acquisition business gross margins as well as approximately 30 basis points of purchase accounting adjustments relating to inventory step up and restructuring expenses. Additionally, the T/A Metals segment negatively impacted consolidated gross margin by approximately 40 basis points primarily related to operating inefficiencies and severance expenses from reduction in force in the first six months of 2017 compared to the first six months of 2016. The Performance Materials segment negatively impacted consolidated gross margin by approximately 20 basis points primarily related to unfavorable absorption of fixed costs in the first six months of 2017 compared to the first six months of 2016. The T/A Fibers segment favorably impacted consolidated gross margin by approximately 40 basis points, primarily as a result of improved mix of products and favorable absorption of fixed costs in the first six months of 2017 compared to the first six months of 2016.

Selling, Product Development and Administrative Expenses

	Quarter Ended			Six Months Ended
In thousands	Q2-17	Q2-16	Percent Change	YTD-17	YTD-16	Percent Change
Selling, product development and administrative expenses	$23,409	$20,468	14.4%	$48,878	$39,166	24.8%
Percentage of sales	13.4%	14.9%		14.4%	14.7%

Selling, product development and administrative expenses for the second quarter of 2017 increased by $2.9 million, or 14.4%, compared to the second quarter of 2016. This increase was primarily related to the Technical Nonwovens segment due to the acquisitions of Texel on July 7, 2016 and Gutsche on December 31, 2016, resulting in $4.6 million of selling, product development and administrative expenses, which included $0.9 million of incremental intangible amortization expense from TNW segment acquisitions. There were no Texel or Gutsche selling, product development and administrative expenses included in the Technical Nonwovens segment in the second quarter of 2016. All other selling, product development and administrative expenses decreased $1.6 million, or 7.9%, in the second quarter of 2017 compared to the second quarter of 2016. This decrease was primarily due to lower strategic initiatives expenses of $1.5 million, decreased severance expenses of $0.6 million and lower bad debt expense of $0.6 million. These decreases were partially offset by increased salaries and benefits of $0.9 million and other administrative expenses of $0.2 million in the second quarter of 2017 compared to the second quarter of 2016.

Selling, product development and administrative expenses for the six months ended June 30, 2017 increased by $9.7 million, or 24.8%, compared to the six months ended June 30, 2016. This increase was primarily related to the Technical Nonwovens segment due to the acquisitions of Texel on July 7, 2016 and Gutsche on December 31, 2016 resulting in $9.0 million of selling, product development and administrative expenses, which included $2.0 million of incremental intangible amortization expense from TNW segment acquisitions. There were no Texel or Gutsche selling, product development and administrative expenses included in the Technical Nonwovens segment in the first six months of 2016. All other selling, product development and administrative expenses increased $0.8 million, or 1.9%, in the first six months of 2017 compared to the first six months of 2016. This increase was primarily due to greater salaries and benefits of $1.8 million, a non-cash long-lived asset impairment charge of $0.8 million, increased information technology expenses of $0.6 million, environmental expenses of $0.2 million and other administrative expenses of $0.3 million in the first six months of 2017 compared to the first six months of 2016. These increases were partially offset by lower strategic initiatives expenses of $1.9 million, decreased severance expenses of $0.5 million and lower bad debt expense of $0.5 million in the first six months of 2017 compared to the first six months of 2016.

Interest Expense

	Quarter Ended			Six Months Ended
In thousands	Q2-17	Q2-16	Percent Change	YTD-17	YTD-16	Percent Change
Interest expense	$795	$110	622.7%	$1,401	$254	451.6%
Weighted average interest rate	2.2%	1.2%		2.0%	1.4%

The increase in interest expense for the quarter and six months ended June 30, 2017 compared to the quarter and six months ended June 30, 2016 was due to higher average borrowings outstanding used to finance both the Texel and Gutsche acquisitions on July 7, 2016 and December 31, 2016, respectively, and increased interest rates.

Other Income/Expense, net

	Quarter Ended			Six Months Ended
In thousands	Q2-17	Q2-16	Dollar Change	YTD-17	YTD-16	Dollar Change
Other expense (income), net	$599	$(499)	1,098	$739	$(666)	1,405

The decrease in other income, net, for the quarter and six months ended June 30, 2017 compared to the quarter and six months ended June 30, 2016 was primarily related to net foreign currency losses recognized with the revaluation of cash, trade payables and receivables and intercompany loans denominated in currencies other than the functional currencies of the Company's subsidiaries.

Income Taxes

The Company’s effective tax rate was 28.7% and 32.0% for the quarters ended June 30, 2017 and 2016, and 23.9% and 32.5% for the six months ended June 30, 2017 and 2016, respectively. The difference in the Company’s effective tax rate for the quarter ended June 30, 2017 compared to the quarter ended June 30, 2016 was primarily related to a more favorable mix of income in lower taxed jurisdictions during the second quarter of 2017. The difference in the Company's effective tax rate for the six months ended June 30, 2017 compared to the six months ended June 30, 2016 was primarily related to tax benefits from stock compensation of $1.6 million for the six months ended June 30, 2017 compared to $0.3 million for the six months ended June 30, 2016 and a more favorable mix of income in lower taxed jurisdictions during the six months ended June 30, 2017.
The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, France, Germany, China, the United Kingdom, the Netherlands and Canada. Within the next 12 months, it is reasonably possible that the Company could conclude certain federal income tax matters through the year ended December 31, 2014. If concluded, it is reasonably possible that net unrecognized benefits of up to $1.5 million may be recognized. With few exceptions, the Company is no longer subject to U.S. federal examinations for years before 2013, state and local examinations for years before 2012, and non-U.S. income tax examinations for years before 2003.
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

Segment Results

The following tables present net sales information for the key product and service groups included within each operating segment as well as other products and services and operating income by segment, for the quarter and six months ended June 30, 2017 compared with the quarter and six months ended June 30, 2016:

Net sales by segment:

	Quarter Ended
In thousands	Q2-17	Q2-16	Dollar Change
Performance Materials Segment:
Filtration	$19,255	$18,657	$598
Thermal Insulation	7,407	7,214	193
Life Sciences Filtration	2,639	4,095	(1,456)
Performance Materials Segment net sales	29,301	29,966	(665)

Technical Nonwovens Segment (1):
Industrial Filtration	36,325	20,128	16,197
Advanced Materials (2)	30,773	7,712	23,061
Technical Nonwovens net sales	67,098	27,840	39,258

Thermal/Acoustical Metals Segment:
Metal parts	40,827	41,053	(226)
Tooling	2,558	4,192	(1,634)
Thermal/Acoustical Metals Segment net sales	43,385	45,245	(1,860)

Thermal/Acoustical Fibers Segment:
Fiber parts	40,704	36,934	3,770
Tooling	2,795	3,234	(439)
Thermal/Acoustical Fibers Segment net sales	43,499	40,168	3,331
Eliminations and Other (2)	(8,404)	(5,984)	(2,420)
Consolidated Net Sales	$174,879	$137,235	$37,644

	Six Months Ended
In thousands	YTD-17	YTD-16	Dollar Change
Performance Materials Segment:
Filtration	$38,100	$35,816	$2,284
Thermal Insulation	14,833	13,489	1,344
Life Sciences Filtration	5,119	7,044	(1,925)
Performance Materials Segment net sales	58,052	56,349	1,703

Technical Nonwovens Segment (1):
Industrial Filtration	70,538	43,722	26,816
Advanced Materials (2)	55,478	15,325	40,153
Technical Nonwovens net sales	126,016	59,047	66,969

Thermal/Acoustical Metals Segment:
Metal parts	82,521	77,836	4,685
Tooling	5,144	9,406	(4,262)
Thermal/Acoustical Metals Segment net sales	87,665	87,242	423

Thermal/Acoustical Fibers Segment:
Fiber parts	81,691	72,611	9,080
Tooling	3,180	3,418	(238)
Thermal/Acoustical Fibers Segment net sales	84,871	76,029	8,842
Eliminations and Other (2)	(16,238)	(11,732)	(4,506)
Consolidated Net Sales	$340,366	$266,935	$73,431

Operating income by segment:

	Quarter Ended
	Q2-17		Q2-16
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$3,864	13.2%	$4,681	15.6%	$(817)
Technical Nonwovens (1)	6,535	9.7%	3,219	11.6%	3,316
Thermal/Acoustical Metals	3,174	7.3%	4,082	9.0%	(908)
Thermal/Acoustical Fibers	12,157	27.9%	10,630	26.5%	1,527
Corporate Office Expenses	(5,886)		(7,090)		1,204
Consolidated Operating Income	$19,844	11.3%	$15,522	11.3%	$4,322

	Six Months Ended
	YTD-17		YTD-16
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$5,453	9.4%	$6,819	12.1%	$(1,366)
Technical Nonwovens (1)	11,203	8.9%	7,145	12.1%	4,058
Thermal/Acoustical Metals	5,617	6.4%	7,639	8.8%	(2,022)
Thermal/Acoustical Fibers	24,446	28.8%	20,954	27.6%	3,492
Corporate Office Expenses	(11,920)		(13,356)		1,436
Consolidated Operating Income	$34,799	10.2%	$29,201	10.9%	$5,598

(1)	The Technical Nonwovens segment reports results of Texel and Gutsche for the period following the dates of acquisition of July 7, 2016 and December 31, 2016, respectively.

(2)
Included in the Technical Nonwovens segment and Eliminations and Other is $6.8 million and $4.6 million in intercompany sales to the T/A Fibers segment for the quarters ended June 30, 2017 and 2016, respectively and $13.1 million and $9.1 million for the six months ended June 30, 2017 and 2016, respectively.

Performance Materials

Segment net sales decreased $0.7 million, or 2.2%, in the second quarter of 2017 compared to the second quarter of 2016. The decrease was primarily due to lower net sales of life sciences products of $1.5 million, or 35.6%, in the second quarter of 2017 compared to the second quarter of 2016, primarily the result of lower liquid filtration product net sales from product termination buys of $1.0 million in the second quarter of 2016. This decrease was partially offset by higher net sales of filtration products of approximately $0.6 million, or 3.2%, in North America due to increased demand, partially offset by lower sales volumes in Europe. Thermal insulation product net sales increased $0.2 million, or 2.7%, in the second quarter of 2017 compared to the second quarter of 2016, due to improved market demand in cryo liquid natural gas and energy related applications. Foreign currency translation had a negative impact on net sales of $0.3 million, or 0.9%, in the second quarter of 2017 compared to the second quarter of 2016.

The Performance Materials segment reported operating income of $3.9 million, or 13.2% of net sales, in the second quarter of 2017, compared to operating income of $4.7 million, or 15.6% of net sales, in the second quarter of 2016. The decrease in operating income was due to lower gross profit of $1.2 million, primarily the result of lower gross margin of 330 basis points due to an unfavorable mix of product sales, including higher margin termination buys in the second quarter of 2016. Partially offsetting the decreased gross profit was lower selling, product development and administrative expenses of $0.4 million, or 90 basis points as a percentage of sales, in the second quarter of 2017 compared to the second quarter of 2016 primarily related to lower severance expenses of $0.5 million, partially offset by increases in other administrative costs of $0.1 million. Foreign currency translation had a minimal impact on operating income in the second quarter of 2017 compared to the second quarter of 2016.

Segment net sales increased $1.7 million, or 3.0%, in the first six months of 2017 compared to the first six months of 2016. The increase was primarily due to higher net sales of filtration products of approximately $2.3 million, or 6.4%, particularly in North America and Europe due to increased demand. Additionally, thermal insulation product net sales increased $1.3 million, or 10.0%, in the first six months of 2017 compared to the first six months of 2016, due to improved market demand in the insulation space and increased order activity in cryo liquid natural gas and energy related applications. These increases were partially offset by lower sales of life sciences products of $1.9 million, or 27.3%, in the first six months of 2017 compared to the first six months of 2016, primarily the result of lower liquid filtration product net sales from termination buys of $1.7 million in the first six months of 2016. Foreign currency translation had a negative impact on net sales of $0.6 million, or 1.1%, in the first six months of 2017 compared to the first six months of 2016.

The Performance Materials segment reported operating income of $5.5 million, or 9.4% of net sales, in the first six months of 2017, compared to operating income of $6.8 million, or 12.1% of net sales, in the first six months of 2016. The decrease in operating income was primarily due to increased selling, product development and administrative expenses of $1.2 million, or 160 basis points as a percentage of net sales, including $0.8 million from a non-cash long-lived asset impairment charge recorded in the first quarter of 2017. Other increases in segment selling, product development and administrative expenses included higher salaries and benefits of $0.6 million, environmental expenses of $0.2 million and increases in other administrative costs of $0.2 million, partially offset by lower severance expenses of $0.6 million in the first six months of 2017 compared to the first six months of 2016. Also, gross profit decreased $0.2 million, primarily the result of reduction in gross margin of 110 basis points primarily due to unfavorable absorption of fixed costs in the first six months of 2017 compared to the first six months of 2016. Foreign currency translation had a minimal impact on operating income in the first six months of 2017 compared to the first six months of 2016.

Technical Nonwovens

Segment net sales increased $39.3 million in the second quarter of 2017 compared to the second quarter of 2016 primarily due to net sales of $33.0 million, including $11.9 million in industrial filtration products and $21.1 million in advanced materials products from the acquisitions of Texel and Gutsche which occurred on July 7, 2016 and December 31, 2016, respectively. Legacy segment net sales increased $6.3 million, or 22.6%, in the second quarter of 2017 compared to the second quarter of 2016 as industrial filtration products sales increased $4.3 million, due to improved demand in domestic and Asia power generation markets. Advanced materials products increased $2.0 million, primarily due to increased sales of automotive rolled-good material for use in the T/A Fibers segment manufacturing process. Foreign currency translation had a negative impact on segment net sales of $1.2 million, or 4.1%, in the second quarter of 2017 compared to the second quarter of 2016.

The Technical Nonwovens segment reported operating income of $6.5 million, or 9.7% of net sales, in the second quarter of 2017, compared to $3.2 million, or 11.6% of net sales, in the second quarter of 2016. The increase in segment operating income of $3.3 million was primarily from the acquisitions of Texel and Gutsche, which contributed $2.1 million of operating income, including the negative impact of $0.5 million of purchase accounting adjustments to cost of sales related to inventory step-up. Legacy segment operating income increased $1.2 million in the second quarter of 2017 compared to the second quarter of 2016. The decrease in operating margin by 190 basis points in the second quarter of 2017 compared to the second quarter of 2016 was attributable to a decrease in gross margin of 190 basis points primarily related to mix of gross margin between legacy and acquired businesses, and, inventory step-up of $0.5 million, or 80 basis points, as selling, product development and administrative expenses as a percentage of net sales were essentially flat. Included in selling, product development and administrative expenses was incremental intangible amortization expense of $0.9 million from the acquired Texel and Gutsche businesses and $0.2 million of restructuring related expenses, partially offset by lower bad debt expense of $0.6 million in the second quarter of 2017 compared to the second quarter of 2016. Foreign currency translation had a minimal impact on operating income in the second quarter of 2017 compared to the second quarter of 2016.

Segment net sales increased $67.0 million in the first six months of 2017 compared to the first six months of 2016 primarily due to net sales of $59.3 million, including $22.8 million in industrial filtration products and $36.5 million in advanced materials products, from the acquisitions of Texel and Gutsche which occurred on July 7, 2016 and December 31, 2016, respectively. Legacy segment net sales increased $7.8 million, or 13.2%, in the first six months of 2017 compared to the first six months of 2016 as advanced materials products increased $3.7 million, due to increased sales of automotive rolled-good material for use in the T/A Fibers segment manufacturing process and industrial filtration products increased $4.1 million, primarily due to improved demand in domestic power generation markets. Foreign currency translation had a negative impact on segment net sales of $2.4 million, or 4.1%, in the first six months of 2017 compared to the first six months of 2016.

The Technical Nonwovens segment reported operating income of $11.2 million, or 8.9% of net sales, in the first six months of 2017, compared to $7.1 million, or 12.1% of net sales, in the first six months of 2016. The increase in segment operating income of $4.1 million was principally from the acquisitions of Texel and Gutsche, which contributed $2.8 million of operating income and included the negative impact of $1.0 million of purchase accounting adjustments to cost of sales related to inventory step-up. Legacy segment operating income increased $1.2 million in the first six months of 2017 compared to the first six months of 2016 due to increased sales. The decrease in operating margin by 320 basis points in the first six months of 2017 compared to the first six months of 2016 was primarily attributable to increased selling, product development and administrative expenses of $8.8 million, or an increase of 180 basis points as a percentage of net sales, primarily due to Texel and Gutsche expenses of $9.0 million. Included in selling, product development and administrative expenses was incremental intangible amortization expense of $2.0 million from the acquired Texel and Gutsche businesses, $0.2 million of restructuring related expenses and severance expenses for reduction in force of $0.3 million related to the Gutsche acquisition, partially offset by lower bad debt expense of $0.6 million in the first six months of 2017 compared to the first six months of 2016. Additionally contributing to the decrease in operating margin, gross margin decreased 140 basis points primarily related to mix of gross margin between legacy and acquired businesses, and, inventory step-up of $1.0 million, or 80 basis points. Foreign currency translation had a minimal impact on operating income in the first six months of 2017 compared to the first six months of 2016.

Thermal/Acoustical Metals

Segment net sales decreased $1.9 million, or 4.1%, in the second quarter of 2017, compared to the second quarter of 2016. Unfavorable foreign currency translation contributed to reduced net sales of $0.6 million, or 1.4%. Tooling net sales decreased $1.6 million, or 39.0%, in the second quarter of 2017, compared to the second quarter of 2016, due to the timing of new product launches. Automotive parts net sales decreased $0.2 million, or 0.6%, compared to the second quarter of 2016 due to foreign currency translation which had a negative impact on parts net sales of $0.6 million, or 1.5%.

The T/A Metals segment reported operating income of $3.2 million, or 7.3% of net sales, in the second quarter of 2017, compared to operating income of $4.1 million, or 9.0% of net sales, in the second quarter of 2016. The decrease in operating income of $0.9 million and operating margin of 170 basis points was primarily due to lower gross margin of approximately 100 basis points due to increased manufacturing costs, primarily from operating inefficiencies in Europe, and to a lesser extent, higher raw material commodity costs and lower customer pricing. The remaining 70 basis point reduction in operating margin was due to increased selling, product development and administrative expenses as a percentage of net sales as expenses were nearly flat on lower sales. Foreign currency translation had a minimal impact on operating income in the second quarter of 2017 compared to the second quarter of 2016.

Segment net sales increased $0.4 million, or 0.5%, in the first six months of 2017, compared to the first six months of 2016. Unfavorable foreign currency translation reduced net sales by $1.5 million, or 1.7%. Automotive parts net sales increased $4.7 million, or 6.0%, compared to the first six months of 2016 primarily due to increased demand from customers served by the Company’s North American, Chinese, and to a lesser extent European automotive operations. Foreign currency translation had a negative impact on parts net sales of $1.4 million, or 1.8%, in the first six months of 2017 compared to the first six months of 2016. Tooling net sales decreased $4.3 million, or 45.3%, compared to the first six months of 2016 due to the timing of new product launches. Foreign currency translation had a minimal impact on tooling net sales in the first six months of 2017 compared to the first six months of 2016.

The T/A Metals segment reported operating income of $5.6 million, or 6.4% of net sales, in the first six months of 2017, compared to operating income of $7.6 million, or 8.8% of net sales, in the first six months of 2016. The decrease in operating margin of 240 basis points was primarily due to lower gross margin of approximately 160 basis points due to operating inefficiencies, higher raw material commodity costs, reduced customer pricing and the impact of severance expenses of 50 basis points. The remaining 80 basis point reduction in operating margin was due to increased segment selling, product development and administrative expenses of $0.7 million in the first six months of 2017 compared to the first six months of 2016 related to higher severance expenses of $0.3 million, or 30 basis points, and increased other administrative costs of $0.4 million. Overall, the first six months 2017 operating income and operating margin were negatively impacted by severance expenses of $0.7 million, or 80 basis points, as the business implements an on-going reduction in force in Europe to adjust with business conditions. Foreign currency translation had a minimal impact on operating income in the first six months of 2017 compared to the first six months of 2016.

Thermal/Acoustical Fibers

Segment net sales increased $3.3 million, or 8.3%, in the second quarter of 2017 compared to the second quarter of 2016. Automotive parts net sales increased $3.8 million, or 10.2%, in the second quarter of 2017 compared to the second quarter of 2016 due to higher consumer demand for vehicles in North America on Lydall's existing platforms. This increase was partially offset by a decrease in tooling net sales of $0.4 million in the second quarter of 2017 compared to the second quarter of 2016 due to timing of new product launches.

The T/A Fibers segment reported operating income of $12.2 million, or 27.9% of net sales, in the second quarter of 2017, compared to operating income of $10.6 million, or 26.5% of net sales, in the second quarter of 2016. The increase in operating income was primarily attributable to increased parts net sales and gross margin improvement of 90 basis points as a result of a favorable mix of product sales and improved absorption of overhead costs. Segment selling, product development and administrative expenses as a percentage of segment net sales decreased 60 basis points in the second quarter of 2017 compared to the second quarter of 2016.

Segment net sales increased $8.8 million, or 11.6%, in the first six months of 2017 compared to the first six months of 2016. Automotive parts net sales increased $9.1 million, or 12.5%, in the first six months of 2017 compared to the first six months of 2016 due to higher consumer demand for vehicles in North America on Lydall's existing platforms. This increase was partially offset by a decrease in tooling net sales of $0.2 million in the first six months of 2017 compared to the first six months of 2016 due to timing of new product launches.

The T/A Fibers segment reported operating income of $24.4 million, or 28.8% of net sales, in the first six months of 2017, compared to operating income of $21.0 million, or 27.6% of net sales, in the first six months of 2016. The increase in operating income was primarily attributable to increased parts net sales and gross margin improvement of 70 basis points as a result of a favorable mix of product sales and improved absorption of overhead costs. Segment selling, product development and administrative expenses as a percentage of segment net sales decreased 50 basis points in the second quarter of 2017 compared to the second quarter of 2016.

Corporate Office Expenses

Corporate office expenses for the second quarter of 2017 were $5.9 million, compared to $7.1 million in the second quarter of 2016. The decrease of $1.2 million was primarily due to decreased corporate strategic initiatives expense of $1.5 million, partially offset by increased salaries and benefits of $0.2 million and other administrative costs of $0.1 million in the second quarter of 2017 compared to the second quarter of 2016.

Corporate office expenses for the first six months of 2017 were $11.9 million, compared to $13.4 million in the first six months of 2016. The decrease of $1.5 million was primarily due to decreased corporate strategic initiatives expense of $1.9 million, partially offset by increased salaries and benefits of $0.4 million in the first six months of 2017 compared to the first six months of 2016.

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

At June 30, 2017, the Company held $63.5 million in cash and cash equivalents, including $8.6 million in the U.S. with the remaining held by foreign subsidiaries.

Financing Arrangements

On July 7, 2016, the Company amended its $100 million senior secured revolving credit facility (“Amended Credit Facility”) which increased the available borrowing from $100 million to $175 million, added a fourth lender and changed the maturity date from January 31, 2019 to July 7, 2021. The Amended Credit Facility is secured by substantially all of the assets of the Company. The Company entered into this Amended Credit Facility in part to fund a majority of the 2016 acquisitions and provide additional capacity to support organic growth programs, fund capital investments and continue pursuits of attractive acquisitions.

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

The Amended Credit Facility contains a number of affirmative and negative covenants, including financial and operational covenants. The Company is required to meet a minimum interest coverage ratio. The interest coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBIT to Consolidated Interest Charges, both as defined in the Amended Credit Facility, may not be less than 2.0 to 1.0 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined in the Amended Credit Facility, as of the end of each fiscal quarter of no greater than 3.0 to 1.0. The Company must also meet minimum consolidated EBITDA as of the end of each fiscal quarter for the preceding 12 month period of $30 million.

Interest is charged on borrowings at the Company’s option of either: (i) Base Rate plus the Applicable Rate, or (ii) the Eurodollar Rate plus the Applicable Rate. The Base Rate is a fluctuating rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by Bank of America, and (c) the Eurocurrency Rate plus 1.00%. The Eurocurrency Rate means (i) if denominated in LIBOR quoted currency, a fluctuating LIBOR per annum rate equal to the London Interbank Offered Rate; (ii) if denominated in Canadian Dollars, the rate per annum equal to the Canadian Dealer Offered Rate; or (iii) the rate per annum as designated with respect to such alternative currency at the time such alternative currency is approved by the Lenders. The Applicable Rate is determined based on the Company’s Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). The Applicable Rate added to the Base Rate Committed Loans ranges from 15 basis points to 100 basis points, and the Applicable Rate added to Eurocurrency Rate Committed Loans and Letters of Credit ranges from 75 basis points to 175 basis points. The Company pays a quarterly fee ranging from 17.5 basis points to 30 basis points on the unused portion of the $175 million available under the Amended Credit Facility. At June 30, 2017, the Company had borrowing availability of $64.6 million under the Amended Credit Facility net of $106.6 million of borrowings outstanding and standby letters of credit outstanding of $3.8 million.

In addition to the amounts outstanding under the Amended Credit Facility, the Company has various acquired foreign credit facilities totaling approximately $11.2 million. At June 30, 2017, the Company's foreign subsidiaries had $0.1 million in borrowings outstanding as well as $2.5 million in standby letters of credit outstanding.

In April 2017, the Company entered into a three-year interest rate swap agreement transacted with a bank which converts the interest on the first notional $60.0 million of the Company's one-month LIBOR-based borrowings under its revolver loan from a variable rate, plus the borrowing spread, to a fixed rate of 1.58% plus the borrowing spread. The notional amount reduces quarterly by $5.0 million through March 31, 2020. The interest rate swap agreement was accounted for as cash flow hedge.

Operating Cash Flows

Net cash provided by operating activities in the first six months of 2017 was $27.8 million compared with $33.4 million in the first six months of 2016. In the first six months of 2017, net income and non-cash adjustments were $41.9 million compared to

$30.1 million in the first six months of 2016. Since December 31, 2016, net operating assets and liabilities increased by $14.1 million, primarily due to increases of $14.2 million in inventories, $8.2 million in accounts receivable and $5.5 million in other, net, partially offset by an increase of $15.5 million in accounts payable. The increase in inventory was primarily due to increases in net tooling inventory in preparation of new automotive platform launches and strategic inventory purchases within the Technical Nonwovens segment to meet seasonal demands. The increase in accounts receivable was primarily due to higher net sales in the second quarter of 2017 compared to the fourth quarter of 2016 within the Technical Nonwovens and Thermal/Acoustical Fibers segments. The increase in other, net, was primarily due a $2.5 million decrease in benefit plan liabilities resulting from cash contributions to the Company's domestic pension plan as well as a $2.7 million increase in taxes receivable mainly due to the timing of income tax payments within our foreign operations. The increase in accounts payable was primarily driven by the timing of vendor payments within the Technical Nonwovens segment and payments for capital expenditures within the first six months of 2017.

Investing Cash Flows

In the first six months of 2017, net cash used for investing activities was $15.4 million compared to $15.5 million in the first six months of 2016. Investing activities in the first six month of 2017 consisted of cash outflows of $15.1 million for capital expenditures and a final purchase price adjustment of $0.4 million related to the Gutsche acquisition. Investing activities in the first six month of 2016 consisted of cash outflows of $15.5 million for capital expenditures. Capital spending for 2017 is expected to be approximately $33 million to $38 million.

Financing Cash Flows

In the first six months of 2017, net cash used for financing activities was $23.8 million compared to $10.6 million in the first six months of 2016. Debt repayments were $21.6 million and $10.3 million in the first six months of 2017 and 2016, respectively. The Company acquired $2.5 million and $0.7 million in company stock through its equity compensation plans during the first six months of 2017 and 2016, respectively. The Company received $0.3 million from the exercise of stock options in the first six months of 2017, compared to $0.4 million in the first six months of 2016.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Footnote 1 of the “Notes to Consolidated Financial Statements” and Critical Accounting Estimates in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the quarter or six months ended June 30, 2017, other than described below. The Company continues to monitor the recoverability of the long-lived assets at the Company’s DSM Solutech B.V. (“Solutech”) operation as a result of historical operating losses and negative cash flows. Future cash flows are dependent on the success of commercialization efforts of Solutech products by OEMs, the quality of Solutech products and technology advancements and management’s ability to manage costs. In the event that Solutech’s cash flows in the future do not meet current expectations, management, based upon conditions at the time, would consider taking actions as necessary to improve cash flow. A thorough analysis of all the facts and circumstances existing at the time would need to be performed to determine if recording an impairment loss was appropriate.

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

This analysis was primarily dependent on the expectations for net sales over the estimated remaining useful life of the underlying asset group. The impairment test concluded that the asset group was not recoverable as the resulting undiscounted cash flows were less than their carrying amount. Accordingly, the Company determined the fair value of the asset group to assess if there was an impairment. Determining fair value is judgmental in nature and requires the use of significant estimates and assumptions considered to be Level 3 inputs. To determine the estimated fair value of the asset group the Company used the market approach. Under the market approach, the determination of fair value considered market conditions including an independent appraisal of the components of the asset group. The estimated fair value of the asset group was $0.5 million, below its carrying value of $1.3 million, which resulted in a long-lived asset impairment charge of $0.8 million included in selling, product development and administrative expenses during the quarter ended March 31, 2017. During the second quarter of 2017 the Company classified this long-lived asset group, with a net book value of $0.5 million, as held for sale.

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

Interest Rate Risk

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impact interest paid on its debt. The Company has debt with variable rates of interest based generally on LIBOR. Increases in interest rates could therefore significantly increase the associated interest payments that the Company is required to make on this debt. From time to time, the Company may enter into interest rate swap agreements to manage interest rate risk. The Company has assessed its exposure to changes in interest rates by analyzing the sensitivity to Lydall’s earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on the variable interest rate debt as of June 30, 2017, the Company’s net income would decrease by an estimated $0.4 million over a twelve-month period.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer (the “CEO”) and the Executive Vice President and Chief Financial Officer (the "CFO"), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"), and that such information is accumulated and communicated to management of the Company, with the participation of its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2017 at the reasonable assurance level.

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

Subject to the foregoing, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In December 2016, Lydall Gerhardi agreed in principle with the German Cartel Office to pay a settlement amount of €3.3 million (approximately $3.8 million U.S. Dollars as of June 30, 2017) to definitively conclude this matter. The Company recorded the expense of €3.3 million (approximately $3.5 million U.S. Dollars) in December 2016. In July 2017, Lydall Gerhardi entered into a formal settlement agreement with the German Cartel Office, definitively concluding this matter and will remit payment in the third quarter of 2017.
In the fourth quarter of 2016, as part of a groundwater discharging permitting process, water samples collected from wells and process water basins at the Company’s Rochester, New Hampshire manufacturing facility, within the Performance Materials segment, showed concentrations of Perfluorinated Compounds (“PFCs”) in excess of state ambient groundwater quality standards.
In January 2017, the Company received a notification from the State of New Hampshire Department of Environmental Services (“NHDES”) naming Lydall Performance Materials, Inc. a responsible party with respect to the discharge of a regulated contaminant and as such, is required to take action to investigate and remediate the impacts in accordance with standards established by the NHDES. The Company is conducting a site investigation, the scope of which has been reviewed by the NHDES, in order to assess the extent of potential soil and groundwater contamination and develop a remedial action, if necessary. Based on input received from NHDES in March 2017 with regards to the scope of the site investigation, the Company recorded $0.2 million expense, at March 31, 2017, associated with the expected costs of conducting this site investigation. The Company does not know the scope or extent of its obligations, if any, that may arise from the site investigation and therefore is unable to estimate the cost of any future corrective action, if required. Accordingly, the Company cannot assure that the costs of any future corrective action at this location would not have a material effect on the Company’s financial condition, results of operations or cash flows.

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

During the three months ended June 30, 2017, the Company acquired no shares of common stock through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, in which the Company withholds that number of shares having fair value equal to each recipient’s minimum tax withholding due.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
April 1, 2017 - April 30, 2017	—	$—	—	—
May 1, 2017 - May 31, 2017	—	$—	—	—
June 1, 2017 - June 30, 2017	—	$—	—	—
	—	$—	—	—

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal executive officer, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal financial officer, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

August 1, 2017	By:	/s/ Scott M. Deakin

Scott M. Deakin Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

LYDALL, INC.
Index to Exhibits

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal executive officer, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal financial officer, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document