Form 10-Q
period 2017-09-30
LYDALL INC /DE/
filed 2017-10-31
CIK 60977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $ .01 par value per share.

Total Shares outstanding October 17 , 2017	17,241,883

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current assumptions relating to the Company’s business, the economy and future conditions. Forward-looking statements generally can be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “forecasts,” “predicts,” “targets,” “prospects,” “strategy,” “signs” and other words of similar meaning in connection with the discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash and other measures of financial performance. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Forward-looking statements in this Quarterly Report on Form 10-Q include, among others, statements relating to:

•	Overall economic and business conditions and the effects on the Company’s markets;

•	Outlook for the fourth quarter of 2017;

•	Expected vehicle production in the North American, European or Asian markets;

•	Growth opportunities in markets served by the Company;

•	Expected future financial and operating performance of Texel and Gutsche;

•	Ability to integrate the Texel and Gutsche businesses;

•
Expected costs and future savings associated with restructuring programs and the planned combination of the Thermal/Acoustical Metals and Thermal/Acoustical Fibers segments into the Lydall Thermal Acoustical Solutions segment;

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
All forward-looking statements are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements made in this Quarterly Report on Form 10-Q, as well as in press releases and other statements made from time to time by the Company’s authorized officers. Such risks and uncertainties include, among others, worldwide economic cycles and political changes and uncertainties that affect the markets which the Company’s businesses serve, which could have an effect on demand for the Company’s products and impact the Company’s profitability; challenges encountered by the Company in the integration of the Texel and Gutsche acquisitions, including execution of restructuring programs; challenges encountered in the combination of the Thermal/Acoustical Fibers and Thermal/Acoustical Metals business segments; disruptions in the global credit and financial markets, including diminished liquidity and credit availability; changes in international trade agreements including tariff regulation and trade restrictions; swings in consumer confidence and spending; unstable economic growth; volatility in foreign currency exchange rates; raw material pricing and supply issues; fluctuations in unemployment rates; retention of key employees; increases in fuel prices; and outcomes of legal proceedings, claims and investigations, as well as other risks and uncertainties identified in Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q, and Part I, Item 1A - Risk Factors of Lydall’s Annual Report on Form 10-K for the year ended December 31, 2016. The Company does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

	Quarter Ended September 30,
	2017	2016
	(Unaudited)
Net sales	$180,041	$155,725
Cost of sales	140,061	117,532
Gross profit	39,980	38,193
Selling, product development and administrative expenses	24,819	19,896
Operating income	15,161	18,297
Interest expense	705	389
Other expense (income), net	408	(218)
Income before income taxes	14,048	18,126
Income tax expense	3,404	5,392
Income from equity method investment	(31)	(51)
Net income	$10,675	$12,785
Earnings per share:
Basic	$0.63	$0.76
Diluted	$0.62	$0.75
Weighted average number of common shares outstanding:
Basic	17,055	16,888
Diluted	17,267	17,138

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)
Net sales	$520,407	$422,660
Cost of sales	396,750	316,100
Gross profit	123,657	106,560
Selling, product development and administrative expenses	73,697	59,062
Operating income	49,960	47,498
Interest expense	2,106	643
Other expense (income), net	1,147	(884)
Income before income taxes	46,707	47,739
Income tax expense	11,201	15,023
Loss (income) from equity method investment	37	(51)
Net income	$35,469	$32,767
Earnings per share:
Basic	$2.08	$1.94
Diluted	$2.05	$1.92
Weighted average number of common shares outstanding:
Basic	17,028	16,859
Diluted	17,270	17,084

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
	(Unaudited)		(Unaudited)
Net income	$10,675	$12,785	$35,469	$32,767
Other comprehensive income:
Foreign currency translation adjustments	9,438	(1,056)	23,951	(2,324)
Pension liability adjustment, net of tax	172	142	516	427
Unrealized gain/(loss) on hedging activities, net of tax	37	—	(7)	—
Comprehensive income	$20,322	$11,871	$59,929	$30,870

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$64,706	$71,934
Accounts receivable, less allowances (2017 - $1,406; 2016 - $1,429)	120,606	103,316
Inventories	80,685	66,146
Taxes receivable	6,724	3,883
Prepaid expenses	3,439	4,085
Other current assets	6,505	6,242
Total current assets	282,665	255,606
Property, plant and equipment, at cost	386,383	359,961
Accumulated depreciation	(220,995)	(199,166)
Net, property, plant and equipment	165,388	160,795
Goodwill	68,777	63,606
Other intangible assets, net	41,538	41,447
Other assets, net	7,136	5,575
Total assets	$565,504	$527,029
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$257	$634
Accounts payable	72,505	56,346
Accrued payroll and other compensation	16,862	14,016
Accrued taxes	4,088	6,460
Other accrued liabilities	12,249	12,988
Total current liabilities	105,961	90,444
Long-term debt	92,993	128,141
Deferred tax liabilities	16,918	15,849
Benefit plan liabilities	11,104	14,729
Other long-term liabilities	4,192	4,410

Commitments and Contingencies (Note 14)
Stockholders’ equity:
Preferred stock	—	—
Common stock	249	249
Capital in excess of par value	85,930	82,387
Retained earnings	360,935	325,466
Accumulated other comprehensive loss	(23,490)	(47,950)
Treasury stock, at cost	(89,288)	(86,696)
Total stockholders’ equity	334,336	273,456
Total liabilities and stockholders’ equity	$565,504	$527,029

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Nine Months Ended September 30,
	2017	2016
	(Unaudited)
Cash flows from operating activities:
Net income	$35,469	$32,767
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	19,386	14,064
Long-lived asset impairment charge	772	—
Inventory step-up amortization	1,108	1,607
Deferred income taxes	(466)	(719)
Stock-based compensation	3,240	3,070
Income (Loss) from equity method investment	37	(51)
Changes in operating assets and liabilities:
Accounts receivable	(12,138)	(15,380)
Inventories	(11,795)	(150)
Accounts payable	18,071	10,930
Accrued payroll and other compensation	2,044	2,652
Accrued taxes	(2,826)	2,096
Other, net	(6,710)	(3,464)
Net cash provided by operating activities	46,192	47,422
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(335)	(101,099)
Capital expenditures	(19,918)	(19,032)
Net cash used for investing activities	(20,253)	(120,131)
Cash flows from financing activities:
Proceeds from borrowings	—	85,000
Debt repayments	(35,674)	(10,320)
Common stock issued	409	611
Common stock repurchased	(2,592)	(809)
Net cash (used for) provided by financing activities	(37,857)	74,482
Effect of exchange rate changes on cash	4,690	(565)
(Decrease) Increase in cash and cash equivalents	(7,228)	1,208
Cash and cash equivalents at beginning of period	71,934	75,909
Cash and cash equivalents at end of period	$64,706	$77,117

Non-cash capital expenditures of $3.6 million and $4.2 million were included in accounts payable at September 30, 2017 and 2016, respectively.

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
The Company is executing a project plan that includes a phased approach to implementing ASU 2014-09. During the remainder of 2017, the Company is completing the second phase which includes conversion activities, such as establishing policies, identifying system impacts, integration of the standard update into financial reporting processes and systems, and developing an understanding of the financial impact of this standard on the Company’s consolidated financial statements, including the cumulative effect adjustment to be recorded upon implementation of this standard The Company continues to assess potential impacts to all of its segments under the new standard and has identified a potential impact to the timing of revenue recognition across all segments. The Company currently generally recognizes revenue at a point in time typically when products are shipped and risk of loss has transferred to the customer, whereas the implementation of the new standard will result in certain revenue streams moving to an over-time revenue recognition model. Under the new standard, the customized nature of some of our products combined with contractual provisions that provide us with an enforceable right to payment will likely require the Company to recognize revenue related to certain revenue streams prior to the product being shipped to the customer. The Company anticipates the transition to the new standard will result in changes to revenue recognition practices, including areas described above, but the Company will be unable to quantify that impact until the second phase of the project has been completed.
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

In May 2017, the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting". This ASU requires an entity to apply modification accounting in Topic 718 when there are changes to the terms or conditions of a share-based payment award, unless the fair value, vesting conditions, and classification of the modified award are the same as the original award immediately before the original award is modified. This ASU is effective for fiscal years beginning after December 15, 2017, with early adoption permitted. The Company is currently evaluating the method and impact the adoption of ASU 2017-09 will have on the Company’s consolidated financial statements and disclosures.

In August 2017, the FASB issued ASU No. 2017-12, "Derivatives and Hedging (Topic 815): Targeted Improvements to Account for Hedging Activities". This ASU provides various improvements revolving around the financial reporting of hedging relationships that will require an entity to amend the presentation and disclosure of hedging activities to better portray the economic results of an entity's risk management activities in its financial statements. This ASU will also require an entity with cash flow and net investment hedges existing at the date of the adoption to apply a cumulative-effect adjustment related to eliminating the separate measurement of ineffectiveness to accumulated other comprehensive income with a corresponding adjustment to the opening balance of retained earnings as of the beginning of the fiscal year that the entity adopts this ASU. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. The Company is currently evaluating the method and impact the adoption of ASU 2017-12 will have on the Company’s consolidated financial statements and disclosures.

2.	Acquisitions

On December 31, 2016, the Company completed an acquisition of the nonwoven needle punch materials businesses, which include MGF Gutsche & Co GmbH KG, FRG and Gutsche Environmental Technology (Yixing) Co. Ltd., China, operating under Gutsche (“Gutsche”), a German based corporation. The Gutsche operations manufacture nonwoven needle punch materials and predominantly serve the industrial filtration and high performance nonwoven markets. The Company acquired one hundred percent of Gutsche for $57.6 million, net of a receivable of $3.0 million related to an estimated post-closing purchase price adjustment. In the second quarter of 2017, the Company finalized the post closing adjustment resulting in an increase in the purchase price of $0.4 million resulting in a final purchase price of $58.0 million. The purchase price was financed with a combination of cash on hand and $31.6 million of borrowings from the Company's amended $175 million credit facility. The assets and liabilities of Gutsche have been included in the Consolidated Balance Sheet at December 31, 2016. The acquired businesses are included in the Company's Technical Nonwovens reporting segment.

For the quarter ended September 30, 2017, Gutsche reported net sales and operating income of $13.9 million and $1.2 million, respectively. Operating income for the quarter ended September 30, 2017 included $0.1 million of purchase accounting inventory fair value step-up adjustments in cost of sales upon the sale of inventory. There were no sales or operating income for Gutsche during the quarter ended September 30, 2016 as the acquisition occurred on December 31, 2016.

For the nine months ended September 30, 2017, Gutsche reported net sales and operating income of $37.2 million and $2.1 million, respectively. Operating income for the nine months ended September 30, 2017 included $0.6 million of purchase accounting inventory fair value step-up adjustments in cost of sales upon the sale of inventory and $0.1 million of restructuring expenses.

There were no sales or operating income for Gutsche during the nine months ended September 30, 2016 as the acquisition occurred on December 31, 2016.

On July 7, 2016, the Company completed an acquisition of the nonwoven and coating materials businesses primarily operating under Texel from ADS, a Canadian based corporation. The Texel operations manufacture nonwoven needle punch materials and predominantly serve the geosynthetic, liquid filtration, and other industrial markets. The Company acquired one hundred percent of Texel for $102.7 million in cash, including a post-closing working capital adjustment. The purchase price was financed with a combination of cash on hand and $85.0 million of borrowings from the Company’s amended $175 million credit facility. As part of the acquisition, the Company acquired a fifty percent interest in a joint venture, Afitex Texel Geosynthetiques, Inc., with a fair value of $0.6 million. The joint venture is accounted for under the equity method of accounting. The operating results of the Texel business are reported within the Technical Nonwovens segment.

For the quarter ended September 30, 2017, Texel reported net sales and operating income of $26.5 million and $3.2 million, respectively. For the quarter ended September 30, 2016, Texel reported net sales and operating income of $23.2 million and $1.7 million, respectively. Operating income for the quarter ended September 30, 2016 included $1.6 million of purchase accounting inventory fair value step-up adjustments in cost of sales upon the sale of inventory.

For the nine months ended September 30, 2017, Texel reported net sales and operating income of $62.3 million and $5.1 million, respectively. Operating income for the nine months ended September 30, 2017 included $0.5 million of purchase accounting inventory fair value step-up adjustments in cost of sales upon the sale of inventory. For the nine months ended September 30, 2016, Texel reported net sales and operating income of $23.2 million and $1.7 million, respectively. Operating income for the nine months ended September 30, 2016 included $1.6 million of purchase accounting inventory fair value step-up adjustments in cost of sales upon the sale of inventory.

The following table summarizes the fair values of identifiable assets acquired and liabilities assumed at the date of the acquisitions:

In thousands	Texel	Gutsche
Cash and cash equivalents	$1,610	$9,400
Accounts receivable	13,355	7,736
Inventories	17,525	6,417
Prepaid expenses and other current assets	2,469	1,125
Non-current environmental indemnification receivable (Note 14)	925	—
Property, plant and equipment, net	31,525	7,969
Investment in joint venture	616	—
Goodwill (Note 4)	28,655	19,729
Other intangible assets, net (Note 4)	22,887	15,622
Other long term assets	—	1,545
Total assets acquired	$119,567	$69,543

Current liabilities	$(8,520)	$(8,376)
Long-term environmental remediation liability (Note 14)	(925)	—
Deferred tax liabilities	(7,413)	(470)
Other long-term liabilities	—	(2,742)
Total liabilities assumed	(16,858)	(11,588)
Net assets acquired	$102,709	$57,955

The final purchase price allocation related to Texel reflects post-closing adjustments pursuant to the terms of the Texel Stock Purchase Agreement. The final purchase price allocation related to Gutsche reflects post-closing adjustments pursuant to the terms of the Gutsche Share Purchase Agreement.

The following table reflects the actual operating results of the Company for the quarter and nine months ended September 30, 2017 and the unaudited pro forma operating results of the Company for the quarter and nine months ended September 30, 2016, which give effect to the acquisitions of Texel and Gutsche as if they had occurred on January 1, 2015. The pro forma information includes the historical financial results of the Company and the acquired businesses. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisitions been effective January 1, 2015, nor are they intended to be indicative of results that may occur in the future. The pro forma information does not include the effects of any synergies related to the acquisitions.

	Quarter Ended September 30,		Nine Months Ended September 30,
	(Actual)	(Unaudited Pro Forma)	(Actual)	(Unaudited Pro Forma)
In thousands	2017	2016	2017	2016
Net sales	$180,041	169,126	$520,407	$499,875
Net income	$10,675	14,206	$35,469	$37,532

Earnings per share:
Basic	$0.63	$0.84	$2.08	$2.23
Diluted	$0.62	$0.83	$2.05	$2.20

Included in earnings during the quarter ended September 30, 2017 was $1.0 million of amortization expense and $0.1 million of fair value step-up adjustments to inventory related to Texel and Gutsche.

Pro forma earnings during the quarter ended September 30, 2016 were adjusted to exclude non-recurring items such as fair value step-up adjustments to inventory of $1.6 million and acquisition related expenses of $0.8 million. Pro forma earnings during the quarter ended September 30, 2016 were adjusted to include $0.8 million of additional amortization expense of the acquired intangible assets recognized at fair value in purchase accounting and additional depreciation expense of $0.2 million resulting from increased basis of property, plant and equipment.

Included in earnings during the nine months ended September 30, 2017 was $3.0 million of amortization expense, $1.1 million of fair value step-up adjustments to inventory and acquisition related expenses of $0.1 million related to Texel and Gutsche.

Pro forma earnings during the nine months ended September 30, 2016 were adjusted to exclude non-recurring items such as acquisition related expenses of $3.2 million and fair value step-up adjustments to inventory of $1.6 million. Pro forma earnings during the nine months ended September 30, 2016 were adjusted to include $3.1 million of additional amortization expense of the acquired intangible assets recognized at fair value in purchase accounting, additional depreciation expense of $1.1 million resulting from increased basis of property, plant and equipment, as well as $0.5 million of interest expense associated with borrowings under the Company's Amended Credit Facility. Customer freight billings of $0.9 million were reclassed from costs of sales to net sales for the nine months ended September 30, 2016.

3. Inventories

Inventories as of September 30, 2017 and December 31, 2016 were as follows:

In thousands	September 30, 2017	December 31, 2016
Raw materials	$32,194	$24,518
Work in process	26,191	17,161
Finished goods	23,984	25,360
	82,369	67,039
Less: Progress billings	(1,684)	(893)
Total inventories	$80,685	$66,146

Included in work in process is gross tooling inventory of $17.0 million and $10.3 million at September 30, 2017 and December 31, 2016, respectively. Tooling inventory, net of progress billings, was $15.4 million and $9.4 million at September 30, 2017 and December 31, 2016, respectively.

4. Goodwill and Other Intangible Assets

Goodwill:

The Company tests its goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value may exceed its fair value.

The changes in the carrying amount of goodwill by segment as of and for the quarter ended September 30, 2017 were as follows:

	December 31, 2016	Currency translation adjustments	Additions	September 30, 2017
In thousands
Performance Materials	$12,777	$462	$—	$13,239
Technical Nonwovens	50,829	4,386	323	55,538
Total goodwill	$63,606	$4,848	$323	$68,777

Goodwill Associated with Acquisitions and Divestitures

The goodwill addition of $0.3 million within the Technical Nonwovens segment is the result of the final post-closing adjustments related to the acquisition of Gutsche on December 31, 2016.

Other Intangible Assets:

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other intangible assets, net” in the Condensed Consolidated Balance Sheets as of September 30, 2017 and December 31, 2016:

	September 30, 2017		December 31, 2016
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer Relationships	$39,383	$(3,689)	$36,131	$(1,284)
Patents	4,443	(3,738)	4,028	(3,300)
Technology	2,500	(602)	2,500	(477)
Trade Names	4,275	(1,199)	3,912	(394)
License Agreements	632	(632)	583	(583)
Other	577	(412)	536	(205)
Total amortized intangible assets	$51,810	$(10,272)	$47,690	$(6,243)

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

The Amended Credit Facility contains a number of affirmative and negative covenants, including financial and operational covenants. The Company is required to meet a minimum interest coverage ratio. The interest coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBIT to Consolidated Interest Charges, both as defined in the Amended Credit Facility, may not be less than 2.0 to 1.0 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined in the Amended Credit Facility, as of the end of each fiscal quarter of no greater than 3.0 to 1.0. The Company must also meet minimum consolidated EBITDA as of the end of each fiscal quarter for the preceding 12 month period of $30 million. The Company was in compliance with all covenants at September 30, 2017 and December 31, 2016.

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

In April 2017, the Company entered into a three-year interest rate swap agreement transacted with a bank which converts the interest on the first notional $60.0 million of the Company's one-month LIBOR-based borrowings under its Amended Credit Facility from a variable rate, plus the borrowing spread, to a fixed rate of 1.58% plus the borrowing spread. The notional amount reduces quarterly by $5.0 million through March 31, 2020. The Company is accounting for the interest rate swap agreement as a cash flow hedge. Effectiveness of this derivative agreement is assessed quarterly by ensuring that the critical terms of the swap continue to match the critical terms of the hedged debt.

At September 30, 2017, the Company had borrowing availability of $78.4 million under the Amended Credit Facility, net of $92.6 million of borrowings outstanding and standby letters of credit outstanding of $4.0 million.

In addition to the amounts outstanding under the Amended Credit Facility, the Company has various acquired foreign credit facilities totaling approximately $11.6 million. At September 30, 2017, the Company's foreign subsidiaries had $0.1 million in borrowings outstanding as well as $3.0 million in standby letters of credit outstanding.

Total outstanding debt consists of:

			September 30,	December 31,
In thousands	Effective Rate	Maturity	2017	2016
Revolver Loan, due July 7, 2021	2.24%	2021	$92,600	$126,600
Other Foreign Bank Borrowings	0.80% - 3.40%	2017 - 2024	—	1,430
Capital Leases	1.65% - 2.09%	2019 - 2020	650	745
			93,250	128,775
Less portion due within one year			(257)	(634)
Total long-term debt			$92,993	$128,141

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

The weighted average interest rate on long-term debt was 2.1% for the nine months ended September 30, 2017 and 1.4% for the year ended December 31, 2016.

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

In April 2017, the Company entered into a three-year interest rate swap agreement transacted with a bank which converts the interest on the first notional $60.0 million of the Company's one-month LIBOR-based borrowings under its Amended Credit

Facility from a variable rate, plus the borrowing spread, to a fixed rate of 1.58% plus the borrowing spread. The notional amount reduces quarterly by $5.0 million through March 31, 2020. The interest rate swap agreement was accounted for as cash flow hedge. Effectiveness of this derivative agreement is assessed quarterly by ensuring that the critical terms of the swap continue to match the critical terms of the hedged debt.

The following table sets forth the fair value amounts of derivative instruments held by the Company:

	September 30, 2017		December 31, 2016
In thousands	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contract	$—	$(11)	$—	$—
Total derivatives	$—	$(11)	$—	$—

The following table sets forth the income (loss), recorded in accumulated other comprehensive income (loss), net of tax, for the quarters and nine months ended September 30, 2017 and 2016 for derivatives held by the Company and designated as hedging instruments:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Cash flow hedges:
Interest rate contract	$37	$—	$(7)	$—
	$37	—	$(7)	$—

7. Equity Compensation Plans

As of September 30, 2017, the Company’s equity compensation plans consisted of the 2003 Stock Incentive Compensation Plan (the “2003 Plan”) and the 2012 Stock Incentive Plan (the “2012 Plan” and together with the 2003 Plan, the “Plans”) under which incentive and non-qualified stock options and time and performance based restricted shares have been granted to employees and directors from authorized but unissued shares of common stock or treasury shares. The 2003 Plan is not active, but continues to govern all outstanding awards granted under the plan until the awards themselves are exercised or terminate in accordance with their terms. The 2012 Plan, approved by shareholders on April 27, 2012, authorizes 1.75 million shares of common stock for awards. The 2012 Plan also authorizes an additional 1.2 million shares of common stock to the extent awards granted under prior stock plans that were outstanding as of April 27, 2012 are forfeited. The 2012 Plan provides for the following types of awards: options, restricted stock, restricted stock units and other stock-based awards.

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

The Company incurred equity compensation expense of $1.0 million for each of the quarters ended September 30, 2017 and September 30, 2016, and $3.2 million and $3.1 million for the nine months ended September 30, 2017 and September 30, 2016, respectively, for the Plans, including restricted stock awards. No equity compensation costs were capitalized as part of inventory.

Stock Options

The following table is a summary of outstanding and exercisable options as of September 30, 2017:

In thousands except per share amounts and years	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 30, 2017	393	$26.51	$12,350
Exercisable at September 30, 2017	214	$16.51	$8,700
Unvested at September 30, 2017	179	$38.41	$3,650

There were no stock options granted and 6,170 stock options exercised during the quarter ended September 30, 2017 and no stock options granted and 34,634 stock options exercised during the nine months ended September 30, 2017. The amount of cash received from the exercise of stock options was $0.1 million during the quarter ended September 30, 2017 and $0.4 million during the nine months ended September 30, 2017. The intrinsic value of stock options exercised was $0.2 million with a tax benefit of $0.1 million during the quarter ended September 30, 2017 and the intrinsic value of stock options exercised was $1.4 million with a tax benefit of $0.4 million during the nine months ended September 30, 2017.

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

At September 30, 2017, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.8 million, with a weighted average expected amortization period of 2.6 years.

Restricted Stock

Restricted stock includes both performance-based and time-based awards. There were no time-based restricted stock shares granted during the quarter and nine month period ended September 30, 2017. There were no performance-based restricted shares granted during the quarter ended September 30, 2017 and 18,100 performance-based restricted shares granted for the nine months ended September 30, 2017. There were no performance-based restricted shares that vested during the quarter ended September 30, 2017 and 108,600 performance-based restricted shares that vested during the nine months ended September 30, 2017 in accordance with plan provisions. There were 6,000 time-based restricted shares that vested during the quarter ended September 30, 2017 and 15,288 time-based restricted shares that vested during the nine months ended September 30, 2017.

There were 8,570 time-based restricted shares granted during the quarter ended September 30, 2016 and 16,500 time-based restricted shares granted during the nine months ended June 30, 2016. There were no performance-based restricted shares granted during the quarter ended September 30, 2016 and 7,380 performance-based shares granted in the nine months ended September 30, 2016, which have a 2018 earnings per share target. There were no performance-based restricted shares that vested during the quarter ended September 30, 2016 and there were 65,087 performance-based restricted shares that vested during the nine months ended September 30, 2016 in accordance with Plan provisions. There were 6,000 time-based restricted shares that vested during the quarter ended September 30, 2016 and there were 14,129 time-based restricted shares that vested during the nine months ended September 30, 2016.

At September 30, 2017, there were 187,620 unvested restricted stock awards with total unrecognized compensation cost related to these awards of $3.7 million with a weighted average expected amortization period of 1.8 years. Compensation expense for performance based awards is recorded based on the service period and management’s assessment of the probability of achieving the performance goals.

8. Stock Repurchases

During the nine months ended September 30, 2017, the Company purchased 44,352 shares of common stock valued at $2.6 million, through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, in which the Company withholds that number of shares having fair value equal to each recipient’s minimum tax withholding due.

9. Restructuring

In April 2017, the Company commenced a restructuring plan in the Technical Nonwovens segment which will include plant consolidations and transfer of equipment to other facilities within the segment's Europe and China operations. The consolidation of certain plants, which is expected to conclude in the second quarter of 2019, is expected to reduce operating costs, increase efficiency and enhance the Company’s flexibility by better aligning its manufacturing footprint with the segment's customer base. Accordingly, the Company expects to record pre-tax expenses of approximately $5.0 million, in connection with this restructuring plan, of which approximately $4.8 million is expected to result in cash expenditures over the period of consolidation. The Company also expects to incur cash expenditures of approximately $3.5 million for capital expenditures associated with this plan.

During the quarter ended September 30, 2017, the Company recorded pre-tax restructuring expenses of $0.2 million as part of this restructuring plan in cost of sales for the quarter. During the nine months ended September 30, 2017, the Company recorded pre-tax restructuring expenses of $0.4 million as part of this restructuring plan. Restructuring expenses of $0.2 million were recorded in both cost of sales and selling, product development and administrative expenses for the nine months ended September 30, 2017. The Company expects to record approximately $0.7 million of restructuring expenses in the fourth quarter of 2017.

Actual pre-tax expenses incurred and total estimated pre-tax expenses for the restructuring program by type are as follows:

In thousands	Severance and Related Expenses	Contract Termination Expenses	Facility Exit, Move and Set-up Expenses	Total
Expense incurred during quarter ended:
June 30, 2017	$74	$185	$34	$293
September 30, 2017	87	(49)	116	154
Total pre-tax expense incurred	$161	$136	$150	$447
Estimated remaining expense at September 30, 2017	1,000	150	3,400	4,550
Total estimated pre-tax expense	$1,161	$286	$3,550	$4,997

There were cash outflows of $0.1 million for the restructuring program for the quarter and nine months ended September 30, 2017.

Accrued restructuring costs were as follows at September 30, 2017:

In thousands	Total
Balance as of March 31, 2017	$—
Pre-tax restructuring expenses	293
Cash paid	—
Balance as of June 30, 2017	$293
Pre-tax restructuring expenses	71
Cash paid	(54)
Balance as of September 30, 2017	$310

10. Employer Sponsored Benefit Plans

As of September 30, 2017, the Company maintains a defined benefit pension plan that covers certain domestic Lydall employees (“domestic pension plan”) that is closed to new employees and benefits are no longer accruing. The domestic pension plan is noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in the plan. The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes.

Contributions of $1.2 million and $3.6 million were made during the quarter and nine months ended September 30, 2017, respectively. The Company does not expect to make any further contributions in the fourth quarter of 2017. Contributions of $3.6 million were made during the quarter and nine months ended September 30, 2016.

The following is a summary of the components of net periodic benefit cost, which is recorded primarily within selling, product development and administrative expenses, for the domestic pension plan for the quarters and nine months ended September 30, 2017 and 2016:

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2017	2016	2017	2016
Components of net periodic benefit cost
Interest cost	$514	$535	$1,543	$1,605
Expected return on assets	(594)	(605)	(1,782)	(1,815)
Amortization of actuarial loss	273	233	819	700
Net periodic benefit cost	$193	$163	$580	$490

11. Income Taxes

The Company’s effective tax rate was 24.2% and 29.7% for the quarters ended September 30, 2017 and 2016, and 24.0% and 31.5% for the nine months ended September 30, 2017 and 2016, respectively. The difference in the Company’s effective tax rate for the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016 was primarily related to a net tax benefit of $1.4 million from the completion of a tax audit in the third quarter of 2017, partially offset by $0.4 million of tax expense related to a repatriation of foreign cash back into the United States. The difference in the Company's effective tax rate for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily related to tax benefits from stock compensation of $1.7 million for the nine months ended September 30, 2017 compared to $0.4 million for the nine months ended September 30, 2016, the net tax benefit of $1.4 million in the third quarter of 2017 related to the completion of a tax audit and a more favorable mix of income in lower taxed jurisdictions during the nine months ended September 30, 2017.
The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, France, Germany, China, the United Kingdom, the Netherlands and Canada. With few exceptions, the Company is no longer subject to U.S. federal examinations for years before 2015, state and local examinations for years before 2012, and non-U.S. income tax examinations for years before 2003.
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

12. Earnings Per Share

For the quarters and nine months ended September 30, 2017 and 2016, basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method as long as their effect is not antidilutive.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share:

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2017	2016	2017	2016
Basic average common shares outstanding	17,055	16,888	17,028	16,859
Effect of dilutive options and restricted stock awards	212	250	242	225
Diluted average common shares outstanding	17,267	17,138	17,270	17,084

For each of the quarters ended September 30, 2017 and 2016, stock options for 38,280 shares and 91,900 shares of Common Stock were not considered in computing diluted earnings per common share because they were antidilutive.

For the nine months ended September 30, 2017 and 2016, stock options for 38,280 shares and 96,455 shares of common stock, respectively, were not considered in computing diluted earnings per share because they were antidilutive.

13. Segment Information

As of September 30, 2017, the Company’s reportable segments are Performance Materials, Technical Nonwovens, Thermal/Acoustical Metals, and Thermal/Acoustical Fibers.

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

During the third quarter of 2017, the Company announced its plan to combine the Thermal/Acoustical Metals and Thermal/Acoustical Fibers operating segments into a single operating segment named Thermal Acoustical Solutions.  Combining these automotive segments into one segment is expected to allow the Company to better serve its customers, leverage operating disciplines and drive efficiencies across the global automotive operations.  Through the balance of the year these two segments will continue to operate independently as the Company defines the future global structure and strategies of the combined businesses and expects to commence the reporting of the two businesses as a single consolidated operating segment effective January 1, 2018.

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

The tables below present net sales and operating income by segment for the quarters and nine months ended September 30, 2017 and 2016, and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

Consolidated net sales by segment:

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2017	2016	2017	2016
Performance Materials Segment:
Filtration	$19,946	$18,045	$58,047	$53,861
Thermal Insulation	7,283	7,081	22,116	20,570
Life Sciences Filtration	2,318	3,705	7,436	10,749
Performance Materials Segment net sales	29,547	28,831	87,599	85,180

Technical Nonwovens Segment (1):
Industrial Filtration	38,346	25,414	108,884	67,805
Advanced Materials (2)	34,960	26,870	90,438	43,526
Technical Nonwovens net sales	73,306	52,284	199,322	111,331

Thermal/Acoustical Metals Segment:
Metal parts	41,522	39,807	124,043	117,578
Tooling	8,297	4,830	13,441	14,301
Thermal/Acoustical Metals Segment net sales	49,819	44,637	137,484	131,879

Thermal/Acoustical Fibers Segment:
Fiber parts	34,739	35,073	116,430	107,629
Tooling	884	1,356	4,064	4,829
Thermal/Acoustical Fibers Segment net sales	35,623	36,429	120,494	112,458
Eliminations and Other (2)	(8,254)	(6,456)	(24,492)	(18,188)
Consolidated Net Sales	$180,041	$155,725	$520,407	$422,660

 Operating income by segment:

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2017	2016	2017	2016
Performance Materials	$3,063	$3,283	$8,516	$10,102
Technical Nonwovens (1)	8,589	5,662	19,792	12,807
Thermal/Acoustical Metals	1,836	5,451	7,453	13,090
Thermal/Acoustical Fibers	8,716	10,026	33,162	30,980
Corporate Office Expenses	(7,043)	(6,125)	(18,963)	(19,481)
Consolidated Operating Income	$15,161	$18,297	$49,960	$47,498

(1)	The Technical Nonwovens segment reports results of Texel and Gutsche for the period following the dates of acquisition of July 7, 2016 and December 31, 2016, respectively.

(2)
Included in the Technical Nonwovens segment and Eliminations and Other is $6.5 million and $4.5 million in intercompany sales to the T/A Fibers segment for the quarters ended September 30, 2017 and 2016, respectively, and $19.5 million and $13.6 million for the nine months ended September 30, 2017 and 2016, respectively.

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

Lydall Gerhardi GmbH Co. & KG (“Lydall Gerhardi”), an indirect wholly-owned subsidiary of the Company and part of Lydall’s Thermal/Acoustical Metals reporting segment, has cooperated with the German Federal Cartel Office, Bundeskartellamt (“German Cartel Office”) since May 2014 in connection with an investigation related to violations of German anti-trust laws by and among certain European automotive heat shield manufacturers, including Lydall Gerhardi.

In December 2016, Lydall Gerhardi agreed in principle with the German Cartel Office to pay a settlement amount of €3.3 million. The Company recorded the expense of €3.3 million (approximately $3.5 million U.S. Dollars) in December 2016. In July 2017, Lydall Gerhardi entered into a formal settlement agreement with the German Cartel Office, and remitted payment in full in August 2017 of €3.3 million (approximately $3.9 million U.S. Dollars), definitively concluding this matter.

Environmental Remediation

The Company has elected to remediate environmental contamination discovered prior to the closing of the Texel acquisition at a certain property in the province of Quebec, Canada (“the Property”) that was acquired by Lydall. The Company records accruals for environmental costs when such losses are probable and reasonably estimable. In 2016, the Company, through the engagement of a third-party environmental service firm, determined the final scope and timing of the remediation project and estimated the cost of the remediation project to range between $0.9 million and $1.5 million. Based upon this range of estimated remediation costs, the Company recorded an environmental liability of $0.9 million within other long-term liabilities on the Company's balance sheet at December 31, 2016. In July, 2017, the third-party environmental service firm completed its initial investigatory work and, based on information provided from the results of such work, the Company increased its environmental liability by $0.6 million at June 30, 2017. During the nine months ended September 30, 2017, the environmental liability was reduced by $0.2 million, reflecting payments made to vendors, resulting in a balance of $1.3 million at September 30, 2017. The remaining balance for the environmental liability of $1.3 million (which remains fully offset as described below) is included within other long-term liabilities on the Company's balance sheet at September 30, 2017.

Pursuant to the Share Purchase Agreement, ADS has agreed to indemnify the Company from all costs and liabilities associated with the contamination and remediation work, including the costs of preparation and approval of the remediation plan and other reports in relation therewith. This indemnity was secured by an environmental escrow account, which was established in the amount of $3.0 million Canadian Dollars (approximately $2.4 million U.S. Dollars as of September 30, 2017). Should the costs and liabilities exceed the environmental escrow amount, the Company also has access to the general indemnity escrow account, which was originally established in the amount of $14.0 million Canadian Dollars (approximately $11.2 million U.S. Dollars as of September 30, 2017), and based on the Share Purchase Agreement was reduced to approximately $7.0 million Canadian Dollars (approximately $5.6 million U.S. Dollars as of September 30, 2017). Based on the foregoing, an indemnification asset of $0.9 million was also recorded in other assets at December 31, 2016 as the Company believed, and still believes collection from ADS is probable. This indemnification asset was increased by $0.6 million to reflect the most current estimate of $1.5 million at June 30, 2017. The indemnification asset was decreased by $0.2 million reflecting indemnification from ADS for payments made by the Company to its vendors during the nine months ended September 30, 2017. The resulting indemnification asset balance is $1.3 million at September 30, 2017. The accrual for remediation costs will be adjusted as further information develops, estimates change and payments to vendors are made for remediation, with an off-setting adjustment to the indemnification asset from ADS if collection is deemed probable.

In the fourth quarter of 2016, as part of a groundwater discharging permitting process, water samples collected from wells and process water basins at the Company’s Rochester New Hampshire manufacturing facility, within the Performance Materials segment, showed concentrations of Perfluorinated Compounds (“PFCs”) in excess of state ambient groundwater quality standards.
In January 2017, the Company received a notification from the State of New Hampshire Department of Environmental Services (“NHDES”) naming Lydall Performance Materials, Inc. a responsible party with respect to the discharge of regulated contaminants and, as such, is required to take action to investigate and remediate the impacts in accordance with standards established by the NHDES. The Company is conducting a site investigation, the scope of which has been reviewed by the NHDES, in order to assess the extent of potential soil and groundwater contamination and develop a remedial action. Based on input received from NHDES in March 2017 with regard to the scope of the site investigation, the Company recorded $0.2 million of expense in the first quarter of 2017 associated with the expected costs of conducting this site investigation. Based on additional information obtained through the results of its site investigation and correspondence with NHDES in September 2017, no additional expense was recorded in the third quarter of 2017. In the fourth quarter of 2017, the Company expects to submit its final site investigation report to the NHDES.  The Company does not know the scope or extent of its future obligations, if any, that may arise from the NHDES review of the site investigation report and therefore is unable to estimate the cost of any required future corrective actions. During the nine months ended September 30, 2017, the environmental liability of $0.2 million has been reduced by $0.1 million reflecting payments made to vendors, resulting in a balance of $0.1 million at September 30, 2017. While the site investigation is nearly complete, the Company cannot assure that costs will not exceed the current estimates nor that any future corrective action at this location would not have a material effect on the Company’s financial condition, results of operations or liquidity. Provisions for such matters are charged to expense when it is probable that a liability has been incurred and reasonable estimates of the liability can be made. Estimates of environmental liabilities are based on a variety of matters, including, but not limited to, the stage of investigation, the stage of the remedial design, evaluation of existing remediation technologies, and presently enacted laws and regulations. In future periods, a number of factors could significantly impact any estimates of environmental remediation costs.

15. Changes in Accumulated Other Comprehensive Income (Loss)

The following table discloses the changes by classification within accumulated other comprehensive income (loss) for the periods ended September 30, 2017 and 2016:

In thousands	Foreign Currency Translation Adjustment	Defined Benefit Pension Adjustment		Gains and Losses on Cash Flow Hedges		Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2015	$(16,920)	$(17,665)		$—		$(34,585)
Other Comprehensive loss	(2,324)	—		—		(2,324)
Amounts reclassified from accumulated other comprehensive loss	—	427	(a)	—		427
Balance at September 30, 2016	(19,244)	(17,238)		—		(36,482)
Balance at December 31, 2016	(27,885)	(20,065)		—		(47,950)
Other Comprehensive Income/(loss)	23,951	—		(7)	(b)	23,944
Amounts reclassified from accumulated other comprehensive loss	—	516	(a)	—		516
Balance at September 30, 2017	$(3,934)	$(19,549)		$(7)		$(23,490)

(a)
Amount represents amortization of actuarial losses, a component of net periodic benefit cost. This amount was $0.5 million, net of $0.3 million tax benefit for the nine months ended September 30, 2017 and 2016.

(b)	Amount represents unrealized losses on the fair value of hedging activities, net of taxes, for the nine months ended September 30, 2017.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

Business

Lydall, Inc. and its subsidiaries (collectively, the “Company” or “Lydall”) design and manufacture specialty engineered nonwoven filtration media, industrial thermal insulating solutions, and thermal and acoustical barriers for filtration/separation and heat abatement and sound dampening applications. Lydall principally conducts its business through four reportable segments: Performance Materials, Technical Nonwovens, Thermal/Acoustical Metals and Thermal/Acoustical Fibers, with sales globally. The Performance Materials segment includes filtration media solutions for air, fluid power, and industrial applications (“Filtration”), air and liquid life science applications (“Life Sciences Filtration”), and thermal insulation solutions for building products, appliances, and energy and industrial markets (“Thermal Insulation”). The Technical Nonwovens ("TNW") consists of Industrial Filtration products that include nonwoven rolled-goods felt media and filter bags used primarily in industrial air and liquid filtration applications as well as Advanced Materials products that include nonwoven rolled-good media that is used in other commercial applications and predominantly serves the geosynthetics, automotive, industrial and medical markets. Advanced Materials products also include automotive rolled-good material for use in the Thermal/Acoustical Fibers segment manufacturing process. Nonwoven filter media is used to satisfy increasing emission control regulations in a wide range of industries, including power, cement, steel, asphalt, incineration, food, and pharmaceutical. The Thermal/Acoustical Metals (“T/A Metals”) segment and Thermal/Acoustical Fibers (“T/A Fibers”) segment offer innovative engineered products to assist in noise and heat abatement within the transportation sector.

During the third quarter of 2017, the Company announced its plan to combine the Thermal/Acoustical Metals and Thermal/Acoustical Fibers operating segments into a single operating segment named Thermal Acoustical Solutions.  Combining these automotive segments into one segment is expected to allow the Company to better serve its customers, leverage operating disciplines and drive efficiencies across the global automotive operations.  Through the balance of the year these two segments will continue to operate independently as the Company defines the future global structure and strategies of the combined businesses and expects to commence the reporting of the two businesses as a single consolidated operating segment effective January 1, 2018.

Third Quarter 2017 Highlights

Below are financial highlights comparing Lydall’s quarter ended September 30, 2017 (“Q3 2017”) results to its quarter ended September 30, 2016 (“Q3 2016”) results:

•	Net sales were $180.0 million in Q3 2017, compared to $155.7 million in Q3 2016, an increase of $24.3 million, or 15.6%. The change in consolidated net sales is summarized in the following table:

Components	Change in Net Sales	Percent Change
Acquisitions	$13,917	8.9%
Parts volume and pricing change	4,354	2.8%
Change in tooling sales	3,397	2.2%
Foreign currency translation	2,648	1.7%
Total	$24,316	15.6%

•
The increase in net sales was primarily from the TNW segment which reported increased net sales of $21.0 million, including $13.9 million from the Gutsche acquisition that occurred on December 31, 2016. The remaining increase in TNW’s net sales was from volume increases in industrial filtration and advanced materials products, including increased intercompany sales to the Thermal/Acoustical Fibers ("T/A Fibers) segment of $2.0 million. In the Thermal/Acoustical Metals ("T/A Metals") segment, sales growth was $5.2 million, or 3.3% of consolidated net sales, including increased tooling net sales of $3.3 million in advance of new platform launches. A marginal increase in Performance Materials ("PM") segment net sales was essentially offset by lower net sales from the T/A Fibers segment during the third quarter of 2017.

•
Gross margin was 22.2%, compared to 24.5% in the second quarter of 2016, with the reduction principally driven by the T/A Metals segment, and to a lesser extent the T/A Fibers segment. The T/A Metals segment negatively impacted consolidated gross margin by approximately 190 basis points, due to increased raw material commodity costs, reduced customer pricing, and unfavorable mix, and to a lesser extent, operational inefficiencies. The T/A Fibers segment negatively impacted consolidated gross margin by approximately 50 basis points primarily due to reduced customer pricing, including from part design changes, in the third quarter of 2017 compared to the third quarter of 2016.

•
Operating income was $15.2 million, or 8.4%, of net sales in Q3 2017, compared to $18.3 million, or 11.7% of net sales, in Q3 2016. Operating margin declined compared to Q3 2016 due to the negative impact of lower gross margin of 230 basis points coupled with increased selling, product development and administrative expenses as a percentage of net sales of 100 basis points. The following components are included in operating income for Q3 2017 and Q3 2016 and impact the comparability of each quarter:

Components	Q3 2017	Q3 2016	Increase (Decrease)
Amortization of intangible assets	$1,129	$616	$513
Automotive segments consolidation expenses	1,197	—	1,197
Strategic initiatives expenses	326	537	(211)
TNW restructuring expenses	154	—	154
Inventory step-up purchase accounting adjustments	83	1,607	(1,524)

•
Effective tax rate for Q3 2017 was 24.2% compared to 29.7% in Q3 2016. The effective tax rate in Q3 2017 was positively impacted by a net tax benefit of $1.4 million from the completion of an income tax audit that concluded in the third quarter of 2017.

•	Net income was $10.7 million, or $0.62 per diluted share, in Q3 2017 and $12.8 million, or $0.75 per diluted share, in Q3 2016.

Liquidity

Cash flows from operations in the first nine months of 2017 were $46.2 million compared with $47.4 million in the first nine months of 2016, as improved cash from net income was offset by increases in working capital, including tooling inventory in advance of new platform launches and timing of tax payments. Cash was $64.7 million at September 30, 2017, net of $34.0 million paid down on the Company’s domestic credit facility during 2017, leaving availability of $78.4 million on the facility at September 30, 2017.

Outlook

Looking forward to the remainder of 2017, the Company expects demand to be generally stable in Lydall's markets across all segments, and expects organic growth consistent with the third quarter of 2017. From a gross margin perspective, the Company expects to be in a range consistent with the third quarter of 2017 and the final quarter of 2016. The Company remains focused on executing the Technical Nonwovens' integration plan that is expected to reduce operating costs and increase efficiency, and the Thermal Acoustical Solutions consolidation, an initiative that is expected to deliver approximately $2.0 million run-rate cost savings. Last, from a liquidity standpoint, the Company has ample capacity to support organic growth programs, fund capital investments and pursue attractive acquisitions that will drive profitable growth.

Results of Operations

All of the following tabular comparisons, unless otherwise indicated, are for the quarters ended September 30, 2017 (Q3-17) and September 30, 2016 (Q3-16) and the nine months ended September 30, 2017 (YTD-17) and September 30, 2016 (YTD-16).

Net Sales

	Quarter Ended			Nine Months Ended
In thousands	Q3-17	Q3-16	Percent Change	YTD-17	YTD-16	Percent Change
Net sales	$180,041	$155,725	15.6%	$520,407	$422,660	23.1%

Net sales for the third quarter of 2017 increased by $24.3 million, or 15.6%, compared to the third quarter of 2016. This increase was primarily related to greater net sales in the Technical Nonwovens segment of $21.0 million, or 13.5% of consolidated net sales, including $13.9 million of net sales from the Gutsche acquisition, which occurred on December 31, 2016. There were no Gutsche sales included in the Technical Nonwovens segment in the third quarter of 2016. The T/A Metals segment reported sales growth of $5.2 million, or 3.3% of consolidated net sales, in the third quarter of 2017 compared to the third quarter of 2016 and the Performance Materials segment reported growth in net sales of $0.7 million, or 0.5% of consolidated net sales. The T/A Fibers segment reported a decrease in net sales of $0.8 million, or 0.5% of consolidated net sales, in the third quarter of 2017 compared to the third quarter of 2016. Foreign currency translation had a favorable impact on net sales of $2.6 million, or 1.7% of consolidated net sales, in the third quarter of 2017 compared to the third quarter of 2016.

Net sales for the nine months ended September 30, 2017 increased by $97.7 million, or 23.1%, compared to the nine months ended September 30, 2016. This increase was primarily related to greater net sales in the Technical Nonwovens segment of $88.0 million, or 20.8% of consolidated net sales, including $73.1 million from the Texel and Gutsche acquisitions, which occurred on July 7, 2016 and December 31, 2016, respectively. There were no Gutsche sales included in the Technical Nonwovens segment in the first nine months of 2016 and no Texel sales in the first six months of 2016. The T/A Fibers segment reported growth in net sales of $8.0 million, or 1.9 of consolidated net sales%, and the T/A Metals segment reported growth in net sales of $5.6 million, or 1.3% of consolidated net sales, in the first nine months of 2017 compared to the first nine months of 2016. The Performance Materials segment reported growth in net sales of $2.4 million, or 0.6% of consolidated net sales. Foreign currency translation had an unfavorable impact on net sales of $1.9 million, or 0.4% of consolidated net sales, in the first nine months of 2017 compared to the first nine months of 2016.

Cost of Sales

	Quarter Ended			Nine Months Ended
In thousands of dollars	Q3-17	Q3-16	Percent Change	YTD-17	YTD-16	Percent Change
Cost of sales	$140,061	$117,532	19.2%	$396,750	$316,100	25.5%

Cost of sales for the third quarter of 2017 increased by $22.5 million, or 19.2%, compared to the third quarter of 2016. The increase was primarily due to increased sales of $21.0 million in the Technical Nonwovens segment, primarily related to the Gutsche acquisition, as well as increases in sales volumes in the T/A Metals and Performance Materials segments aggregating to $5.9 million. Also contributing to the increase in cost of sales for the third quarter of 2017 compared to the third quarter of 2016 was unfavorable mix causing increased costs in the T/A Metals, Technical Nonwovens and Performance Materials segments. The unfavorable mix in the T/A Metals segment was primarily related to increased tooling costs in the third quarter of 2017 and the absence of low cost prototype part sales recognized in the third quarter of 2016. Cost of sales also increased in the third quarter of 2017 compared to the third quarter of 2016 due to raw material commodity increases primarily in the T/A Metals segment. These increases to cost of sales were partially offset by the absence of $1.5 million in purchase accounting adjustments to cost of sales related to inventory step-up and lower material costs in the Technical Nonwovens segment in the third quarter of 2017 compared to the third quarter of 2016. Foreign currency translation increased cost of sales in the third quarter of 2017 compared to the third quarter of 2016 by $2.3 million, or 1.9%.

Cost of sales for the nine months ended September 30, 2017 increased by $80.7 million, or 25.5%, compared to the nine months ended September 30, 2016. The increase was primarily due to increased sales in the Technical Nonwovens segment of $88.0 million, primarily related to the Texel and Gutsche acquisitions, as well as increases in sales in all other segments aggregating to $16.1 million. Also contributing to the increase in cost of sales for the first nine months of 2017 compared to the first nine months of 2016 were higher overhead costs, primarily in the T/A Metals, Performance Materials segments and Technical Nonwovens segments. Foreign currency translation lowered cost of sales in the first nine months of 2017 compared to the first nine months of 2016 by $1.6 million, or 0.5%.

Gross Profit

	Quarter Ended			Nine Months Ended
In thousands	Q3-17	Q3-16	Percent Change	YTD-17	YTD-16	Percent Change
Gross profit	$39,980	$38,193	4.7%	$123,657	$106,560	16.0%
Gross margin	22.2%	24.5%		23.8%	25.2%

Gross margin for the third quarter of 2017 was 22.2% compared to 24.5% in the third quarter of 2016. The T/A Metals segment negatively impacted consolidated gross margin by approximately 190 basis points, primarily related to increased raw material commodity costs, reduced customer pricing and unfavorable mix from increased tooling at low margins in the third quarter of 2017 and reduced prototype part sales at higher margins recognized in the third quarter of 2016. Additionally, the T/A Fibers segment negatively impacted consolidated gross margin by approximately 50 basis points, primarily as a result of lower customer pricing, including from part design changes, and higher raw material costs in the third quarter of 2017 compared to the third quarter of 2016. Consolidated gross margin was favorably impacted by approximately 30 basis points due to improved gross margin from the Technical Nonwovens segment, primarily due to the negative impact of a $1.6 million, or 110 basis point, purchase accounting adjustment relating to inventory step-up in the third quarter of 2016 from the acquisition of Texel, as well as lower raw material costs in the third quarter of 2017 compared to the third quarter of 2016. The Performance Materials segment had a minimal effect on consolidated gross margin in the third quarter of 2017 compared to the third quarter of 2016 with lower material costs offset by unfavorable mix.

Gross margin for the nine months ended September 30, 2017 was 23.8% compared to 25.2% in the nine months ended September 30, 2016. The T/A Metals segment negatively impacted consolidated gross margin by approximately 100 basis points, primarily related to increased raw material commodity costs, increased overhead expenses including operational inefficiencies, unfavorable product mix and reduced customer pricing in the first nine months of 2017 compared to the first nine months of 2016. The Technical Nonwovens segment negatively impacted consolidated gross margin by approximately 50 basis points, primarily related to unfavorable mix and purchase accounting adjustments relating to inventory step up and restructuring expenses. Additionally, the Performance Materials segment negatively impacted consolidated gross margin by approximately 10 basis points primarily related to higher margin termination buys in the first nine months of 2016 and unfavorable absorption of fixed costs in the first nine months of 2017. The T/A Fibers segment favorably impacted consolidated gross margin by approximately 10 basis points, primarily as a result of improved mix of products and decreased lower margin tooling volume in the first nine months of 2017 compared to the first nine months of 2016.

Selling, Product Development and Administrative Expenses

	Quarter Ended			Nine Months Ended
In thousands	Q3-17	Q3-16	Percent Change	YTD-17	YTD-16	Percent Change
Selling, product development and administrative expenses	$24,819	$19,896	24.7%	$73,697	$59,062	24.8%
Percentage of sales	13.8%	12.8%		14.2%	14.0%

Selling, product development and administrative expenses for the third quarter of 2017 increased by $4.9 million, or 100 basis points as a percentage of sales, compared to the third quarter of 2016. This increase was primarily related to the Technical Nonwovens segment due to the the acquisition of Gutsche on December 31, 2016, resulting in $1.9 million of increased expenses. There were no Gutsche expenses included in the Technical Nonwovens segment in the third quarter of 2016. All other selling, product development and administrative expenses increased $3.0 million, or 15.2%, in the third quarter of 2017 compared to the third quarter of 2016. This increase was primarily due to $1.1 million of expenses associated with the planned combination of the T/A Metals and T/A Fibers segments, and increased corporate consulting expenses in support of organic growth initiatives of $0.9 million, information technology expenses of $0.4 million, product trial runs of $0.3 million and other administrative expenses of $0.3 million in the third quarter of 2017 compared to the third quarter of 2016.
Selling, product development and administrative expenses for the nine months ended September 30, 2017 increased by $14.6 million, or 20 basis points as a percentage of sales, compared to the nine months ended September 30, 2016. This increase was primarily related to the Technical Nonwovens segment due to the acquisitions of Texel on July 7, 2016 and Gutsche on December 31, 2016 resulting in $10.9 million of selling, product development and administrative expenses, which included $2.5 million of incremental intangible amortization expense from TNW segment acquisitions. There were no Gutsche selling, product development and administrative expenses included in the TNW segment in the first nine months of 2016 and no Texel selling, product development and administrative expenses included in the TNW segment in the first six months of 2016. All other selling, product development and administrative expenses increased $3.8 million, or 6.4%, in the first nine months of 2017 compared to the first nine months of 2016. This increase was primarily due to greater salaries and benefits of $2.3 million, $1.1 million of expenses associated with the planned combination of the T/A Metals and T/A Fibers segments, greater information technology expenses of $1.1 million, higher corporate consulting expenses in support of organic growth initiatives of $1.0 million and a non-cash long-lived asset impairment charge of $0.8 million in the first nine months of 2017 compared to the first nine months of 2016. These increases were partially offset by lower strategic initiatives expenses of $2.1 million and lower bad debt expense of $0.4 million in the first nine months of 2017 compared to the first nine months of 2016.

Interest Expense

	Quarter Ended			Nine Months Ended
In thousands	Q3-17	Q3-16	Percent Change	YTD-17	YTD-16	Percent Change
Interest expense	$705	$389	81.2%	$2,106	$643	227.5%
Weighted average interest rate	2.4%	1.2%		2.1%	1.3%

The increase in interest expense for the quarter and nine months ended September 30, 2017 compared to the quarter and nine months ended September 30, 2016 was due to higher average borrowings outstanding used to finance both the Texel and Gutsche acquisitions on July 7, 2016 and December 31, 2016, respectively, and increased interest rates.

Other Income/Expense, net

	Quarter Ended			Nine Months Ended
In thousands	Q3-17	Q3-16	Dollar Change	YTD-17	YTD-16	Dollar Change
Other expense (income), net	$408	$(218)	$626	$1,147	$(884)	$2,031

The decrease in other income, net, for the quarter and nine months ended September 30, 2017 compared to the quarter and nine months ended September 30, 2016 was primarily related to net foreign currency losses recognized with the revaluation of cash, trade payables and receivables and intercompany loans denominated in currencies other than the functional currencies of the Company's subsidiaries.

Income Taxes

The Company’s effective tax rate was 24.2% and 29.7% for the quarters ended September 30, 2017 and 2016, and 24.0% and 31.5% for the nine months ended September 30, 2017 and 2016, respectively. The difference in the Company’s effective tax rate for the quarter ended September 30, 2017 compared to the quarter ended September 30, 2016 was primarily related to a net tax benefit of $1.4 million from the completion of a tax audit in the third quarter of 2017, partially offset by $0.4 million of tax expense related to a repatriation of foreign cash back into the United States. The difference in the Company's effective tax rate for the nine months ended September 30, 2017 compared to the nine months ended September 30, 2016 was primarily related to tax benefits from stock compensation of $1.7 million for the nine months ended September 30, 2017 compared to $0.4 million for the nine months ended September 30, 2016, the net tax benefit of $1.4 million in the third quarter of 2017 related to the completion of a tax audit and a more favorable mix of income in lower taxed jurisdictions during the nine months ended September 30, 2017.
The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, France, Germany, China, the United Kingdom, the Netherlands and Canada. With few exceptions, the Company is no longer subject to U.S. federal examinations for years before 2015, state and local examinations for years before 2012, and non-U.S. income tax examinations for years before 2003.
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

Segment Results

The following tables present net sales information for the key product and service groups included within each operating segment as well as other products and services and operating income by segment, for the quarter and nine months ended September 30, 2017 compared with the quarter and nine months ended September 30, 2016:

Net sales by segment:

	Quarter Ended
In thousands	Q3-17	Q3-16	Dollar Change
Performance Materials Segment:
Filtration	$19,946	$18,045	$1,901
Thermal Insulation	7,283	7,081	202
Life Sciences Filtration	2,318	3,705	(1,387)
Performance Materials Segment net sales	29,547	28,831	716

Technical Nonwovens Segment (1):
Industrial Filtration	38,346	25,414	12,932
Advanced Materials (2)	34,960	26,870	8,090
Technical Nonwovens net sales	73,306	52,284	21,022

Thermal/Acoustical Metals Segment:
Metal parts	41,522	39,807	1,715
Tooling	8,297	4,830	3,467
Thermal/Acoustical Metals Segment net sales	49,819	44,637	5,182

Thermal/Acoustical Fibers Segment:
Fiber parts	34,739	35,073	(334)
Tooling	884	1,356	(472)
Thermal/Acoustical Fibers Segment net sales	35,623	36,429	(806)
Eliminations and Other (2)	(8,254)	(6,456)	(1,798)
Consolidated Net Sales	$180,041	$155,725	$24,316

	Nine Months Ended
In thousands	YTD-17	YTD-16	Dollar Change
Performance Materials Segment:
Filtration	$58,047	$53,861	$4,186
Thermal Insulation	22,116	20,570	1,546
Life Sciences Filtration	7,436	10,749	(3,313)
Performance Materials Segment net sales	87,599	85,180	2,419

Technical Nonwovens Segment (1):
Industrial Filtration	108,884	67,805	41,079
Advanced Materials (2)	90,438	43,526	46,912
Technical Nonwovens net sales	199,322	111,331	87,991

Thermal/Acoustical Metals Segment:
Metal parts	124,043	117,578	6,465
Tooling	13,441	14,301	(860)
Thermal/Acoustical Metals Segment net sales	137,484	131,879	5,605

Thermal/Acoustical Fibers Segment:
Fiber parts	116,430	107,629	8,801
Tooling	4,064	4,829	(765)
Thermal/Acoustical Fibers Segment net sales	120,494	112,458	8,036
Eliminations and Other (2)	(24,492)	(18,188)	(6,304)
Consolidated Net Sales	$520,407	$422,660	$97,747

Operating income by segment:

	Quarter Ended
	Q3-17		Q3-16
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$3,063	10.4%	$3,283	11.4%	$(220)
Technical Nonwovens (1)	8,589	11.7%	5,662	10.8%	2,927
Thermal/Acoustical Metals	1,836	3.7%	5,451	12.2%	(3,615)
Thermal/Acoustical Fibers	8,716	24.5%	10,026	27.5%	(1,310)
Corporate Office Expenses	(7,043)		(6,125)		(918)
Consolidated Operating Income	$15,161	8.4%	$18,297	11.7%	$(3,136)

	Nine Months Ended
	YTD-17		YTD-16
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$8,516	9.7%	$10,102	11.9%	$(1,586)
Technical Nonwovens (1)	19,792	9.9%	12,807	11.5%	6,985
Thermal/Acoustical Metals	7,453	5.4%	13,090	9.9%	(5,637)
Thermal/Acoustical Fibers	33,162	27.5%	30,980	27.5%	2,182
Corporate Office Expenses	(18,963)		(19,481)		518
Consolidated Operating Income	$49,960	9.6%	$47,498	11.2%	$2,462

(1)	The Technical Nonwovens segment reports results of Texel and Gutsche for the period following the dates of acquisition of July 7, 2016 and December 31, 2016, respectively.

(2)
Included in the Technical Nonwovens segment and Eliminations and Other is $6.5 million and $4.5 million in intercompany sales to the T/A Fibers segment for the quarters ended September 30, 2017 and 2016, respectively and $19.5 million and $13.6 million for the nine months ended September 30, 2017 and 2016, respectively.

Performance Materials

Segment net sales increased $0.7 million, or 2.5%, in the third quarter of 2017 compared to the third quarter of 2016. The increase was primarily due to higher net sales of filtration products of $1.9 million, or 10.5%, primarily due to improved demand and share gains particularly in North America and Europe. This increase was partially offset by decreased life sciences product net sales of $1.4 million in the third quarter of 2017 primarily as a result of lower liquid filtration product net sales of $0.8 million, primarily due to product termination buys of $0.6 million in the third quarter of 2016. Foreign currency translation had a favorable impact on net sales of $0.5 million, or 1.7%, in the third quarter of 2017 compared to the third quarter of 2016.

The Performance Materials segment reported operating income of $3.1 million, or 10.4% of net sales, in the third quarter of 2017, compared to operating income of $3.3 million, or 11.4% of net sales, in the third quarter of 2016. The decrease in operating income was primarily attributable to increased selling, product development and administrative expenses of $0.3 million, or 70 basis points as a percentage of segment net sales in the third quarter of 2017 compared to the third quarter of 2016. These increases were primarily related to increased product trial expenses of $0.3 million. Also contributing to the decrease in operating income was lower gross margin of 30 basis points due to an unfavorable mix of product sales, including higher margin product termination buys in the third quarter of 2016. Foreign currency translation had a minimal impact on operating income in the third quarter of 2017 compared with the third quarter of 2016.

Segment net sales increased $2.4 million, or 2.8%, in the first nine months of 2017 compared to the first nine months of 2016. The increase was primarily due to higher net sales of filtration products of approximately $4.2 million, or 7.8%, particularly in North America and Europe due to increased demand and share gains. Additionally, thermal insulation product net sales increased $1.5 million, or 7.5%, in the first nine months of 2017 compared to the first nine months of 2016, primary due to increased order activity in cryo liquid natural gas and energy related applications, and to a lesser extent, improved market demand in the insulation space. These increases were partially offset by lower sales of life sciences products of $3.3 million, or 30.8%, in the first nine months of 2017 compared to the first nine months of 2016, primarily the result of lower liquid filtration product net sales of $3.0 million, as there was product termination buys of $2.2 million in the first nine months of 2016. Foreign currency translation had a minimal impact on net sales in the first nine months of 2017 compared to the first nine months of 2016.

The Performance Materials segment reported operating income of $8.5 million, or 9.7% of net sales, in the first nine months of 2017, compared to operating income of $10.1 million, or 11.9% of net sales, in the first nine months of 2016. The decrease in operating income was primarily due to increased selling, product development and administrative expenses of $1.5 million, or 130 basis points as a percentage of net sales, including $0.8 million from a non-cash long-lived asset impairment charge recorded in the first quarter of 2017. Other increases included higher product trial expenses of $0.3 million, environmental expenses of $0.2 million and other selling, product development and administrative expenses of $0.2 million in the first nine months of 2017 compared to the first nine months of 2016. Also, gross profit decreased $0.1 million, primarily the result of reduction in gross margin of 80 basis points primarily due to unfavorable mix on higher margin product termination buys in the first nine months of 2016 and unfavorable absorption of fixed costs in the first nine months of 2017. Foreign currency translation had a minimal impact on operating income in the first nine months of 2017 compared to the first nine months of 2016.

Technical Nonwovens

Segment net sales increased $21.0 million, or 40.2%, in the third quarter of 2017 compared to the third quarter of 2016 primarily due to increased net sales of $13.9 million from the Gutsche acquisition which occurred on December 31, 2016. The remaining increase in segment net sales of $7.1 million, or 13.6%, was from increased advanced materials products sales of $4.1 million, primarily due to increased sales of automotive rolled-good material for use in the T/A Fibers segment manufacturing process and increased geosynthetic product sales. Also, industrial filtration products sales increased $3.0 million due to improved global demand in power generation markets in the third quarter of 2017 compared to the third quarter of 2016. Foreign currency translation favorably impacted net sales by $1.0 million, or 1.9%, in the third quarter of 2017 compared to the third quarter of 2016.

The Technical Nonwovens segment reported operating income of $8.6 million, or 11.7% of net sales, in the third quarter of 2017, compared to $5.7 million, or 10.8% of net sales, in the third quarter of 2016. The increase in segment operating income of $2.9 million was principally from the acquisitions of Texel and Gutsche, which contributed a combined increase of $2.8 million of operating income. The third quarter of 2016 included the negative impact of a $1.6 million purchase accounting adjustment to cost of sales related to inventory step-up. The increase in operating margin of 90 basis points was primarily attributable to improved gross margin of 170 basis points due to the negative impact of the $1.6 million, or 310 basis point, purchase accounting adjustment related to inventory step-up in the third quarter of 2016, partially offset by unfavorable product mix in the third quarter of 2017 compared to the third quarter of 2016. These increases to operating income was partially offset by higher segment selling, product development and administrative expenses of $2.4 million primarily related to the acquisitions of Texel and Gutsche, which contributed a combined increase of $2.3 million of selling, product development and administrative expenses. Segment selling, product development and administrative expenses negatively impacted operating margin by approximately 80 basis points, which included $0.5 million, or 70 basis points, of incremental intangibles amortization. Foreign currency translation had a minimal impact on operating income in the third quarter of 2017 compared to the third quarter of 2016.

Segment net sales increased $88.0 million in the first nine months of 2017 compared to the first nine months of 2016 primarily due to net sales of $73.1 million from the acquisitions of Texel and Gutsche which occurred on July 7, 2016 and December 31, 2016, respectively. The remaining increase in segment net sales of $14.9 million, or 13.4%, was from advanced materials products which increased $7.8 million, due to increased sales of automotive rolled-good material for use in the T/A Fibers segment manufacturing process, and industrial filtration products increased $7.1 million, primarily due to improved demand in domestic power generation markets. Foreign currency translation had a negative impact on segment net sales of $1.4 million, or 1.2%, in the first nine months of 2017 compared to the first nine months of 2016.

The Technical Nonwovens segment reported operating income of $19.8 million, or 9.9% of net sales, in the first nine months of 2017, compared to $12.8 million, or 11.5% of net sales, in the first nine months of 2016. The increase in segment operating income of $7.0 million was principally from the acquisitions of Texel and Gutsche, which contributed a combined increase of $5.6 million of operating income. The remaining increase in segment operating income of $1.4 million was due to increased sales from the segment's North America and China operations. The decrease in operating margin of 160 basis points was primarily attributable to increased selling, product development and administrative expenses of $11.2 million, or an increase of 160 basis points as a percentage of net sales, primarily due to increased Texel and Gutsche expenses of $11.2 million. Included in selling, product development and administrative expenses was incremental intangible amortization expense of $2.5 million from the acquired Texel and Gutsche businesses in the first nine months of 2017 compared to the first nine months of 2016. Gross margin was flat compared to prior year and had minimal impact on operating margin as lower raw material costs and decreased expenses for purchase accounting adjustments to cost of sales related to inventory step-up were offset by unfavorable product mix. Foreign currency translation had a minimal impact on operating income in the first nine months of 2017 compared to the first nine months of 2016.

Thermal/Acoustical Metals

Segment net sales increased $5.2 million, or 11.6%, in the third quarter of 2017, compared to the third quarter of 2016. Tooling net sales increased $3.5 million, or 71.8%, compared to the third quarter of 2016, due to the timing of new product launches. Automotive parts net sales increased $1.7 million, or 4.3%, compared to the third quarter of 2016 primarily due to increased demand and new platform launches from customers served by the Company's European and Chinese automotive operations, partially offset by lower demand on certain platforms in the Company's North American automotive operations. Foreign currency translation had a favorable impact of $1.1 million, or 2.5%, on segment net sales in the third quarter of 2017 compared to the third quarter of 2016.

The T/A Metals segment reported operating income of $1.8 million, or 3.7% of net sales, in the third quarter of 2017, compared to operating income of $5.5 million, or 12.2% of net sales, in the third quarter of 2016. The decrease in operating income of $3.6 million and operating margin of 850 basis points was primarily due to lower gross margin of 700 basis points due to increased raw material commodity costs, reduced customer pricing and unfavorable mix from increased lower margin tooling sales in the third quarter of 2017 and the absence of higher margin prototype part sales recognized in the third quarter of 2016. Also, to a lesser extent, operational inefficiencies contributed to lower gross margin in the third quarter of 2017 compared to the third quarter of 2016. The remaining 150 basis point reduction in operating margin was due to increased selling, product development and administrative expenses of $1.2 million, or 1.6% as a percentage of net sales, due to consolidation expenses of $0.8 million, or 160 basis points, primarily related to the planned combination of the T/A Metals and T/A Fibers segments, and higher salaries of $0.4 million in the third quarter of 2017 compared to the third quarter of 2016. Foreign currency translation had minimal impact on operating income in the third quarter of 2017 compared to the third quarter of 2016.

Segment net sales increased $5.6 million, or 4.3%, in the first nine months of 2017, compared to the first nine months of 2016. Automotive parts net sales increased $6.5 million, or 5.5%, primarily due to increased demand from customers served by the Company’s Chinese, European and to a lesser extent North American automotive operations. Foreign currency translation had a negative impact on parts net sales of $0.4 million, or 0.4%, in the first nine months of 2017 compared to the first nine months of 2016. Tooling net sales decreased $0.9 million, or 6.0%, compared to the first nine months of 2016 due to the timing of new product launches. Foreign currency translation had a minimal impact on tooling net sales in the first nine months of 2017 compared to the first nine months of 2016.

The T/A Metals segment reported operating income of $7.5 million, or 5.4% of net sales, in the first nine months of 2017, compared to operating income of $13.1 million, or 9.9% of net sales, in the first nine months of 2016. The decrease in operating margin of 450 basis points was primarily due to lower gross margin of 350 basis points due to increased raw material commodity costs, increased overhead expenses including operational inefficiencies, unfavorable product mix and reduced customer pricing in the first nine months of 2017 compared to the first nine months of 2016. The remaining 100 basis point reduction in operating margin was due to increased segment selling, product development and administrative expenses of $1.9 million in the first nine months of 2017 compared to the first nine months of 2016 related to consolidation expenses of $0.8 million, or 60 basis points, associated with the planned combination of the T/A Metals and T/A Fibers segments, increased salaries of $0.8 million and increased other administrative costs of $0.3 million. Overall, the first nine months of 2017 operating income and operating margin were negatively impacted by consolidation expenses of $0.9 million, or 70 basis points, and severance expenses of $0.7 million, or 50 basis points. Foreign currency translation had a minimal impact on operating income in the first nine months of 2017 compared to the first nine months of 2016.

Thermal/Acoustical Fibers

Segment net sales decreased $0.8 million, or 2.2%, in the third quarter of 2017 compared to the third quarter of 2016 due to decreased tooling net sales of $0.5 million due to timing of new product launches. Increased parts volume was offset by lower customer pricing, including approximately 1.5% of adjustments from part design changes, resulting in a decrease of parts net sales of $0.3 million, or 1.0%, in the third quarter of 2017 compared to the third quarter of 2016.

The T/A Fibers segment reported operating income of $8.7 million, or 24.5% of net sales, in the third quarter of 2017, compared to operating income of $10.0 million, or 27.5% of net sales, in the third quarter of 2016. The decrease in operating income as a percentage of segment net sales of 300 basis points was primarily due lower gross margin of 250 basis points in the third quarter of 2017 compared to the third quarter of 2016. The lower gross margin were primarily due to lower customer pricing, and to a lesser extent, increased raw material costs. Segment selling, product development and administrative expenses increased $0.2 million, or 60 basis points as a percentage of net sales, in the third quarter of 2017 compared to the third quarter of 2016 primarily due to expenses associated with the planned combination of the T/A Metals and T/A Fibers segments.

Segment net sales increased $8.0 million, or 7.1%, in the first nine months of 2017 compared to the first nine months of 2016. Automotive parts net sales increased $8.8 million, or 8.2%, due to higher consumer demand for vehicles in North America on Lydall's existing platforms. This increase was partially offset by a decrease in tooling net sales of $0.8 million in the first nine months of 2017 compared to the first nine months of 2016 due to timing of new product launches.

The T/A Fibers segment reported operating income of $33.2 million, or 27.5% of net sales, in the first nine months of 2017 compared to operating income of $31.0 million, or 27.5% of net sales, in the first nine months of 2016. The increase in operating income was attributable to increased parts net sales, partially offset by decreased gross margin of 30 basis points as a result of lower customer pricing partially offset by favorable mix of product sales. Segment selling, product development and administrative expenses increased $0.2 million compared to the prior year quarter primarily due to expenses associated with the planned combination of the T/A Metals and T/A Fibers segments.

Corporate Office Expenses

Corporate office expenses in the third quarter of 2017 were $7.0 million, compared to $6.1 million in the third quarter of 2016. The increase of $0.9 million was primarily due to increased consulting expenses in support of organic growth initiatives in the third quarter of 2017 compared to the third quarter of 2016.

Corporate office expenses for the first nine months of 2017 were $19.0 million, compared to $19.5 million in the first nine months of 2016. The decrease of $0.5 million was primarily due to decreased corporate strategic initiatives expense of $2.1 million, partially offset by increased consulting expenses in support of organic growth initiatives of $1.0 million, increased salaries and benefits of $0.4 million and increased other administrative expenses of $0.2 million in the first nine months of 2017 compared to the first nine months of 2016.

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

At September 30, 2017, the Company held $64.7 million in cash and cash equivalents, including $11.7 million in the U.S. with the remaining held by foreign subsidiaries.

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

Interest is charged on borrowings at the Company’s option of either: (i) Base Rate plus the Applicable Rate, or (ii) the Eurodollar Rate plus the Applicable Rate. The Base Rate is a fluctuating rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by Bank of America, and (c) the Eurocurrency Rate plus 1.00%. The Eurocurrency Rate means (i) if denominated in LIBOR quoted currency, a fluctuating LIBOR per annum rate equal to the London Interbank Offered Rate; (ii) if denominated in Canadian Dollars, the rate per annum equal to the Canadian Dealer Offered Rate; or (iii) the rate per annum as designated with respect to such alternative currency at the time such alternative currency is approved by the Lenders. The Applicable Rate is determined based on the Company’s Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). The Applicable Rate added to the Base Rate Committed Loans ranges from 15 basis points to 100 basis points, and the Applicable Rate added to Eurocurrency Rate Committed Loans and Letters of Credit ranges from 75 basis points to 175 basis points. The Company pays a quarterly fee ranging from 17.5 basis points to 30 basis points on the unused portion of the $175 million available under the Amended Credit Facility. At September 30, 2017, the Company had borrowing availability of $78.4 million under the Amended Credit Facility net of $92.6 million of borrowings outstanding and standby letters of credit outstanding of $4.0 million.

In addition to the amounts outstanding under the Amended Credit Facility, the Company has various acquired foreign credit facilities totaling approximately $11.6 million. At September 30, 2017, the Company's foreign subsidiaries had $0.1 million in borrowings outstanding as well as $3.0 million in standby letters of credit outstanding.

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

Operating Cash Flows

Net cash provided by operating activities in the first nine months of 2017 was $46.2 million compared with $47.4 million in the first nine months of 2016. In the first nine months of 2017, net income and non-cash adjustments were $59.5 million compared to $50.7 million in the first nine months of 2016. Since December 31, 2016, net operating assets and liabilities increased by $13.4 million, primarily due to increases of $12.1 million in accounts receivable, $11.8 million in inventories and $6.7 million in other, net, partially offset by an increase of $18.1 million in accounts payable. The increase in accounts receivable was primarily due to higher net sales in the third quarter of 2017 compared to the fourth quarter of 2016 within the Technical Nonwovens and Thermal/Acoustical Fibers and Metals segments. The increase in inventory was primarily due to increases in net tooling inventory in preparation of new automotive platform launches. The increase in other, net, was primarily due to a $3.8 million decrease in benefit plan liabilities resulting from cash contributions to the Company's domestic pension plan as well as a $2.5 million increase in taxes receivable mainly due to the timing of income tax payments within our foreign operations. The increase in accounts payable was primarily driven by the timing of vendor payments within the Technical Nonwovens segment and payments for capital expenditures within the first nine months of 2017.

Investing Cash Flows

In the first nine months of 2017, net cash used for investing activities was $20.3 million compared to $120.1 million in the first nine months of 2016. Investing activities in the first nine month of 2017 consisted of cash outflows of $19.9 million for capital expenditures and a final purchase price adjustment of $0.3 million related to the Gutsche acquisition. Investing activities in the first nine months of 2016 consisted of cash outflows of $101.1 million to fund the Texel acquisition, net of cash acquired of $1.6 million and $19.0 million for capital expenditures. Capital spending for 2017 is expected to be approximately $30 million to $35 million.

Financing Cash Flows

In the first nine months of 2017, net cash used for financing activities was $37.9 million compared to net cash provided by financing activities of $74.5 million in the first nine months of 2016. The Company received proceeds of $85.0 million from borrowings under its Amended Credit Facility in the third quarter of 2016 to fund the acquisition of Texel. Debt repayments were $35.7 million and $10.3 million in the first nine months of 2017 and 2016, respectively. The Company acquired $2.6 million and $0.8 million in company stock through its equity compensation plans during the first nine months of 2017 and 2016, respectively. The Company received $0.4 million from the exercise of stock options in the first nine months of 2017, compared to $0.6 million in the first nine months of 2016.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Footnote 1 of the “Notes to Consolidated Financial Statements” and Critical Accounting Estimates in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2016, and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the quarter or nine months ended September 30, 2017, other than described below. The Company continues to monitor the recoverability of the long-lived assets at the Company’s DSM Solutech B.V. (“Solutech”) operation as a result of historical operating losses and negative cash flows. Future cash flows are dependent on the success of commercialization efforts of Solutech products by OEMs, the quality of Solutech products and technology advancements and management’s ability to manage costs. In the event that Solutech’s cash flows in the future do not meet current expectations, management, based upon conditions at the time, would consider taking actions as necessary to improve cash flow. A thorough analysis of all the facts and circumstances existing at the time would need to be performed to determine if recording an impairment loss was appropriate.

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

During the first quarter of 2017, the Company tested for impairment a discrete long-lived asset group in the Performance Materials segment with a carrying value of $1.3 million, as a result of indicators of possible impairment. To determine the recoverability of this asset group, the Company completed an undiscounted cash flow analysis and compared it to the asset group carrying value. This analysis was primarily dependent on the expectations for net sales over the estimated remaining useful life of the underlying asset group. The impairment test concluded that the asset group was not recoverable as the resulting undiscounted cash flows were less than their carrying amount. Accordingly, the Company determined the fair value of the asset group to assess if there was an impairment. Determining fair value is judgmental in nature and requires the use of significant estimates and assumptions considered to be Level 3 inputs. To determine the estimated fair value of the asset group the Company used the market approach. Under the market approach, the determination of fair value considered market conditions including an independent appraisal of the components of the asset group. The estimated fair value of the asset group was $0.5 million, below its carrying value of $1.3 million, which resulted in a long-lived asset impairment charge of $0.8 million included in selling, product development and administrative expenses during the quarter ended March 31, 2017. This long-lived asset group, with a net book value of $0.5 million, is classified as held for sale as of September 30, 2017.

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

Interest Rate Risk

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impact interest paid on its debt. The Company has debt with variable rates of interest based generally on LIBOR. Increases in interest rates could therefore significantly increase the associated interest payments that the Company is required to make on this debt. From time to time, the Company may enter into interest rate swap agreements to manage interest rate risk. The Company has assessed its exposure to changes in interest rates by analyzing the sensitivity to Lydall’s earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on the variable interest rate debt as of September 30, 2017, the Company’s net income would decrease by an estimated $0.4 million over a twelve-month period.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer (the “CEO”) and the Executive Vice President and Chief Financial Officer (the "CFO"), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"), and that such information is accumulated and communicated to management of the Company, with the participation of its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2017 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

The Company completed the acquisitions of Texel and Gutsche on July 7, 2016 and December 31, 2016, respectively. Management considers these transactions to be material to the Company’s financial statements. We are currently in the process of evaluating the existing controls and procedures of Texel and Gutsche and integrating the businesses into our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 (the “Act”) and the applicable rules and regulations under such Act. The Company will report on its assessment of the effectiveness of internal control over financial reporting of its consolidated operations (including the Texel and Gutsche businesses) within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.

Subject to the foregoing, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
As previously disclosed, Lydall Gerhardi GmbH Co. & KG (“Lydall Gerhardi”), an indirect wholly-owned subsidiary of Lydall, Inc. and part of Lydall’s Thermal/Acoustical Metals reporting segment, has cooperated with the German Federal Cartel Office, Bundeskartellamt (“German Cartel Office”) since May 2014 in connection with an investigation relating to violations of German anti-trust laws by and among certain European automotive heat shield manufacturers, including Lydall Gerhardi.
In December 2016, Lydall Gerhardi agreed in principle with the German Cartel Office to pay a settlement amount of €3.3 million. The Company recorded the expense of €3.3 million (approximately $3.5 million U.S. Dollars) in December 2016. In July 2017, Lydall Gerhardi entered into a formal settlement agreement with the German Cartel Office, and remitted payment in full in August 2017 of €3.3 million (approximately $3.9 million U.S. Dollars), definitively concluding this matter.

In the fourth quarter of 2016, as part of a groundwater discharging permitting process, water samples collected from wells and process water basins at the Company’s Rochester New Hampshire manufacturing facility, within the Performance Materials segment, showed concentrations of Perfluorinated Compounds (“PFCs”) in excess of state ambient groundwater quality standards.
In January 2017, the Company received a notification from the State of New Hampshire Department of Environmental Services (“NHDES”) naming Lydall Performance Materials, Inc. a responsible party with respect to the discharge of regulated contaminants and as such, is required to take action to investigate and remediate the impacts in accordance with standards established by the NHDES. The Company is conducting a site investigation, the scope of which has been reviewed by the NHDES, in order to assess the extent of potential soil and groundwater contamination and develop a remedial action. Based on input received from NHDES in March 2017 with regard to the scope of the site investigation, the Company recorded $0.2 million of expense in the first quarter of 2017 associated with the expected costs of conducting this site investigation. Based on additional information obtained through the results of its site investigation and correspondence with NHDES in September 2017, no additional expense was recorded in the third quarter of 2017. In the fourth quarter of 2017, the Company expects to submit its final site investigation report to the NHDES.  The Company does not know the scope or extent of its future obligations, if any, that may arise from the NHDES review of the site investigation report and therefore is unable to estimate the cost of any required future corrective actions. During the nine months ended September 30, 2017, the environmental liability of $0.2 million has been reduced by $0.1 million reflecting payments made to vendors, resulting in a balance of $0.1 million at September 30, 2017. While the site investigation is nearly complete, the Company cannot assure that costs will not exceed the current estimates nor that any future corrective action at this location would not have a material effect on the Company’s financial condition, results of operations or liquidity. Provisions for such matters are charged to expense when it is probable that a liability has been incurred and reasonable estimates of the liability can be made. Estimates of environmental liabilities are based on a variety of matters, including, but not limited to, the stage of investigation, the stage of the remedial design, evaluation of existing remediation technologies, and presently enacted laws and regulations. In future periods, a number of factors could significantly impact any estimates of environmental remediation costs.

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

During the three months ended September 30, 2017, the Company acquired 2,044 shares of common stock through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, in which the Company withholds that number of shares having fair value equal to each recipient’s minimum tax withholding due.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
July 1, 2017 - July 31, 2017	—	$—	—	—
August 1, 2017 - August 31, 2017	341	$47.55	—	—
September 1, 2017 - September 30, 2017	1,703	$46.25	—	—
	2,044	$46.47	—	—

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal executive officer, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal financial officer, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

October 31, 2017	By:	/s/ Scott M. Deakin

Scott M. Deakin Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)

LYDALL, INC.
Index to Exhibits

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal executive officer, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal financial officer, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document