Form 10-Q
period 2018-06-30
LYDALL INC /DE/
filed 2018-07-31
CIK 60977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $ .01 par value per share.

Total Shares outstanding July 17, 2018	17,379,746

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

•
Outlook for the third quarter and remainder of 2018, including expected impact of manufacturing inefficiencies and the Company's ability to improve operational effectiveness in the Thermal Acoustical Solutions segment;

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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

	Quarter Ended June 30,
	2018	2017
	(Unaudited)
Net sales	$186,413	$174,879
Cost of sales	150,286	131,552
Gross profit	36,127	43,327
Selling, product development and administrative expenses	23,878	23,290
Operating income	12,249	20,037
Interest expense	572	795
Other (income) expense, net	(368)	792
Income before income taxes	12,045	18,450
Income tax expense	1,655	5,303
(Income) loss from equity method investment	(60)	22
Net income	$10,450	$13,125
Earnings per share:
Basic	$0.61	$0.77
Diluted	$0.60	$0.76
Weighted average number of common shares outstanding:
Basic	17,196	17,044
Diluted	17,335	17,262

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

	Six Months Ended June 30,
	2018	2017
	(Unaudited)
Net sales	$378,073	$340,366
Cost of sales	302,439	256,541
Gross profit	75,634	83,825
Selling, product development and administrative expenses	49,349	48,640
Operating income	26,285	35,185
Interest expense	1,112	1,401
Other (income) expense, net	(53)	1,125
Income before income taxes	25,226	32,659
Income tax expense	3,778	7,797
(Income) loss from equity method investment	(56)	68
Net income	$21,504	$24,794
Earnings per share:
Basic	$1.25	$1.46
Diluted	$1.24	$1.44
Weighted average number of common shares outstanding:
Basic	17,178	17,014
Diluted	17,334	17,272

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
	(Unaudited)		(Unaudited)
Net income	$10,450	$13,125	$21,504	$24,794
Other comprehensive (loss) income:
Foreign currency translation adjustments	(11,149)	11,784	(8,604)	14,513
Pension liability adjustment, net of tax	199	172	397	344
Unrealized (loss) gain on hedging activities, net of tax	(27)	(44)	75	(44)
Comprehensive (loss) income	$(527)	$25,037	$13,372	$39,607

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,613	$59,875
Accounts receivable, less allowances (2018 - $1,462; 2017 - $1,507)	126,330	116,712
Contract assets	26,598	—
Inventories	78,901	80,339
Taxes receivable	4,815	5,525
Prepaid expenses	5,603	4,858
Other current assets	6,986	6,186
Total current assets	299,846	273,495
Property, plant and equipment, at cost	403,548	397,152
Accumulated depreciation	(235,240)	(226,820)
Net, property, plant and equipment	168,308	170,332
Goodwill	67,022	68,969
Other intangible assets, net	36,329	40,543
Other assets, net	7,269	7,532
Total assets	$578,774	$560,871
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$271	$277
Accounts payable	74,186	71,931
Accrued payroll and other compensation	13,286	15,978
Accrued taxes	3,312	2,230
Other accrued liabilities	15,255	11,690
Total current liabilities	106,310	102,106
Long-term debt	76,784	76,913
Deferred tax liabilities	16,257	14,714
Benefit plan liabilities	5,261	9,743
Other long-term liabilities	3,447	3,999

Commitments and Contingencies (Note 14)
Stockholders’ equity:
Preferred stock	—	—
Common stock	251	250
Capital in excess of par value	91,177	88,006
Retained earnings	397,885	374,783
Accumulated other comprehensive loss	(28,280)	(20,148)
Treasury stock, at cost	(90,318)	(89,495)
Total stockholders’ equity	370,715	353,396
Total liabilities and stockholders’ equity	$578,774	$560,871

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	Six Months Ended June 30,
	2018	2017
	(Unaudited)
Cash flows from operating activities:
Net income	$21,504	$24,794
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,248	12,778
Long-lived asset impairment charge	—	772
Inventory step-up amortization	—	1,025
Deferred income taxes	1,165	157
Stock-based compensation	2,580	2,287
(Income) loss from equity method investment	(56)	68
Loss on disposition of property, plant and equipment	18	—
Changes in operating assets and liabilities:
Accounts receivable	(11,934)	(8,197)
Contract assets	(7,594)	—
Inventories	(15,643)	(14,202)
Accounts payable	7,406	15,479
Accrued payroll and other compensation	(2,408)	(729)
Accrued taxes	1,184	(977)
Other, net	(2,496)	(5,460)
Net cash provided by operating activities	7,974	27,795
Cash flows from investing activities:
Business acquisitions, net of cash acquired	—	(353)
Proceeds from the sale of property, plant and equipment	217	—
Capital expenditures	(16,355)	(15,068)
Net cash used for investing activities	(16,138)	(15,421)
Cash flows from financing activities:
Debt repayments	(126)	(21,566)
Common stock issued	666	313
Common stock repurchased	(823)	(2,497)
Net cash used for financing activities	(283)	(23,750)
Effect of exchange rate changes on cash	(815)	2,984
Decrease in cash and cash equivalents	(9,262)	(8,392)
Cash and cash equivalents at beginning of period	59,875	71,934
Cash and cash equivalents at end of period	$50,613	$63,542

Non-cash capital expenditures of $2.0 million and $4.3 million were included in accounts payable at June 30, 2018 and 2017, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

In thousands of dollars and shares	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2017	25,018	$250	$88,006	$374,783	$(20,148)	$(89,495)	$353,396
Net Income				21,504			21,504
Other comprehensive income, net of tax					(8,132)		(8,132)
Stock repurchased						(823)	(823)
Stock issued under employee plans	52	1	666				667
Stock-based compensation expense			2,371				2,371
Stock issued to directors	—		134				134
Adoption of ASC 606				1,598			1,598
Balance at June 30, 2018	25,070	251	91,177	397,885	(28,280)	(90,318)	370,715

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

At the adoption date, the cumulative impact of revenue that would have been recognized over time, was $19.6 million. The impact was primarily driven by tooling net sales of $16.3 million from customer contracts within the Thermal Acoustical Solutions ("TAS") segment. The related adoption impact to retained earnings was $1.6 million, net of tax. Refer to Note 2.

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

In March 2017, the FASB issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". This ASU requires an entity to report the service cost component of net benefit costs in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period. This ASU also requires the other components of net benefit cost, which includes interest costs and actual return on plan assets to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. This ASU was effective for fiscal year beginning after December 15, 2017. As required for retrospective adoption, the Company reclassified net benefit costs of $0.1 million from cost of sales and $0.1 million from the selling, product development and administrative expenses to other expense, net, in the Consolidated Statement of Operations for the quarter ended June 30, 2017. The Company reclassified net benefit costs of $0.2 million from cost of sales and $0.2 million from the selling, product development and administrative expenses to other expense, net, in the Consolidated Statement of Operations for the six months ended June 30, 2017. The adoption of this ASU had minimal impact on the Company's consolidated financial statements and disclosures for the quarter and six months ended June 30, 2018.

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

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". This ASU requires entities that lease assets with lease terms of more than 12 months to recognize right-of-use assets and lease liabilities created by those leases on their balance sheets. This ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. This ASU is effective for fiscal years beginning after December 15, 2018, with early adoption permitted. In March 2018, the FASB approved amendments that made available a transition method that will provide an option to use the effective date of the amended guidance as the date of initial application. The Company plans to elect this option. Based on the effective date, this amended guidance will apply to the Company beginning on January 1, 2019. Significant implementation matters being addressed by the Company include implementing an integrated third-party lease accounting application, assessing the impact to its internal control over financial reporting and documenting the new lease accounting process. While the Company is still in the process of evaluating the effect of adoption on its consolidated financial statements and currently assessing leases, the Company anticipates the ASU will have a material impact on its assets and liabilities due to the addition of right-of-use assets and lease liabilities to the balance sheet; however, it does not expect the ASU to have a material impact on the Company's cash flows or results of operations.

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

Contract assets and liabilities consisted of the following (in thousands):

	June 30, 2018	January 1, 2018	Dollar Change
Contract assets	$26,598	$19,125	$7,473
Contract liabilities	$4,546	$2,820	$1,726

The $7.5 million increase in contract assets from January 1, 2018 to June 30, 2018 was primarily due to timing of billings to customers.

The $1.7 million increase in contract liabilities from January 1, 2018 to June 30, 2018 was primarily due to an increase in customer deposits partially offset by revenue recognized of $1.5 million in the first six months of 2018 related to contract liabilities at January 1, 2018.

Impacts on Financial Statements

The cumulative effect of the changes made to the Company’s Condensed Consolidated January 1, 2018 Balance Sheet for the adoption of ASC 606 was as follows:

In thousands	December 31, 2017	Adjustments for Adoption of ASC606	January 1, 2018

Assets:
Contract assets	$—	$19,125	$19,125
Inventories	$80,339	$(15,184)	$65,155

Liabilities:
Accounts payable	$71,931	$663	$72,594
Other accrued liabilities	$11,690	$1,209	$12,899
Deferred tax liabilities	$14,714	$471	$15,185

Stockholders' equity:
Retained earnings	$374,783	$1,598	$376,381

The cumulative effect of the changes made to the Company’s Condensed Consolidated Balance Sheet for the adoption of ASC 606 was as follows:

	June 30, 2018
In thousands	Balances Without Adoption of ASC 606	ASC 606 Adjustments	As Reported

Assets:
Contract assets	$—	$26,598	$26,598
Inventories	$100,892	$(21,991)	$78,901

Liabilities:
Accounts payable	$71,295	$2,891	$74,186
Other accrued liabilities	$15,966	$(711)	$15,255
Deferred tax liabilities	$15,729	$528	$16,257

Stockholders' equity:
Retained earnings	$395,986	$1,899	$397,885

The cumulative effect of the changes made to the Company’s Condensed Consolidated Statement of Operations for the adoption of ASC 606 for the quarter and six months ended June 30, 2018 were as follows:

	Quarter Ended June 30, 2018
In thousands	Results Without Adoption of ASC606	Effect of Change Higher (Lower)	As Reported

Net sales	$184,806	$1,607	$186,413
Cost of sales	148,745	1,541	150,286
Gross profit	36,061	66	36,127
Selling, product development and administrative expenses	23,878	—	23,878
Operating income	12,183	66	12,249
Interest expense	572	—	572
Other income, net	(368)	—	(368)
Income before income taxes	11,979	66	12,045
Income tax expense	1,654	1	1,655
Income from equity method investment	(60)	—	(60)
Net income	$10,385	$65	$10,450
Earnings per share:
Basic	$0.60	$0.01	$0.61
Diluted	$0.60	$0.00	$0.60
Weighted average number of common shares outstanding:
Basic	17,196	—	17,196
Diluted	17,335	—	17,335

	Six Months Ended June 30, 2018
In thousands	Results Without Adoption of ASC606	Effect of Change Higher (Lower)	As Reported

Net sales	$370,211	$7,862	$378,073
Cost of sales	294,935	7,504	302,439
Gross profit	75,276	358	75,634
Selling, product development and administrative expenses	49,349	—	49,349
Operating income	25,927	358	26,285
Interest expense	1,112	—	1,112
Other income, net	(53)	—	(53)
Income before income taxes	24,868	358	25,226
Income tax expense	3,721	57	3,778
Income from equity method investment	(56)	—	(56)
Net income	$21,203	$301	$21,504
Earnings per share:
Basic	$1.23	$0.02	$1.25
Diluted	$1.22	$0.02	$1.24
Weighted average number of common shares outstanding:
Basic	17,178	—	17,178
Diluted	17,334	—	17,334

Disaggregated Revenue

The Company disaggregates revenue from customers by geographic region, as it believes this disclosure best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Disaggregated revenue by geographical region for the quarter and six months ended June 30, 2018 were as follows:

	Quarter Ended June 30, 2018
In thousands	Performance Materials	Technical Nonwovens	Thermal Acoustical Solutions	Eliminations and Other	Consolidated Net Sales

North America	$20,879	$45,564	$61,922	$(6,533)	$121,832
Europe	10,355	18,053	24,515	(169)	52,754
Asia	—	8,095	3,732	—	11,827
Total Net Sales	$31,234	$71,712	$90,169	$(6,702)	$186,413

	Six Months Ended June 30, 2018
In thousands	Performance Materials	Technical Nonwovens	Thermal Acoustical Solutions	Eliminations and Other	Consolidated Net Sales

North America	$40,040	$84,697	$131,901	$(14,359)	$242,279
Europe	21,887	37,439	52,570	(354)	111,542
Asia	—	17,117	7,135	—	24,252
Total Net Sales	$61,927	$139,253	$191,606	$(14,713)	$378,073

3. Inventories

Inventories as of June 30, 2018 and December 31, 2017 were as follows:

In thousands	June 30, 2018	December 31, 2017
Raw materials	$36,862	$28,672
Work in process	18,199	29,427
Finished goods	23,840	23,901
	78,901	82,000
Less: Progress billings	—	(1,661)
Total inventories	$78,901	$80,339

Included in work in process is gross tooling inventory of $7.7 million and $20.2 million at June 30, 2018 and December 31, 2017, respectively. Tooling inventory, net of progress billings, was $18.5 million at December 31, 2017. Effective January 1, 2018 the Company adopted ASC 606, Revenue from Contracts from Customers, under the modified retrospective transition method. The adoption of ASC 606 resulted in the reclassification of progress billings to contract liabilities. See Note 2, Revenue from Contracts with Customers, for further discussion of contract liabilities.

4. Goodwill and Other Intangible Assets

Goodwill:

The Company tests its goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value may exceed its fair value.

The changes in the carrying amount of goodwill by segment as of and for the six months ended June 30, 2018 were as follows:

	December 31, 2017	Currency translation adjustments	Additions	June 30, 2018
In thousands
Performance Materials	$13,307	$(114)	$—	$13,193
Technical Nonwovens	55,662	(1,833)	—	53,829
Total goodwill	$68,969	$(1,947)	$—	$67,022

Other Intangible Assets:

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other intangible assets, net” in the Condensed Consolidated Balance Sheets as of June 30, 2018 and December 31, 2017:

	June 30, 2018		December 31, 2017
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer Relationships	$38,119	$(6,595)	$39,474	$(4,460)
Patents	4,401	(3,790)	4,504	(3,821)
Technology	2,500	(727)	2,500	(644)
Trade Names	4,145	(1,872)	4,288	(1,461)
License Agreements	627	(627)	640	(640)
Other	573	(425)	586	(423)
Total amortized intangible assets	$50,365	$(14,036)	$51,992	$(11,449)

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

The Amended Credit Facility contains a number of affirmative and negative covenants, including financial and operational covenants. The Company is required to meet a minimum interest coverage ratio. The interest coverage ratio requires that, at the end of each fiscal quarter, the ratio of consolidated EBIT to Consolidated Interest Charges, both as defined in the Amended Credit Facility, may not be less than 2.0 to 1.0 for the immediately preceding 12 month period. In addition, the Company must maintain a Consolidated Leverage Ratio, as defined in the Amended Credit Facility, as of the end of each fiscal quarter of no greater than 3.0 to 1.0. The Company must also meet minimum consolidated EBITDA as of the end of each fiscal quarter for the preceding 12 month period of $30 million. The Company was in compliance with all covenants at June 30, 2018 and December 31, 2017.

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

At June 30, 2018, the Company had borrowing availability of $94.5 million under the Amended Credit Facility, net of $76.6 million of borrowings outstanding and standby letters of credit outstanding of $3.9 million.

In addition to the amounts outstanding under the Amended Credit Facility, the Company has various acquired foreign credit facilities totaling approximately $8.4 million. At June 30, 2018, the Company's foreign subsidiaries had $0.1 million in borrowings outstanding as well as $2.0 million in standby letters of credit outstanding.

Total outstanding debt consists of:

			June 30,	December 31,
In thousands	Effective Rate	Maturity	2018	2017
Revolver Loan, due July 7, 2021	3.09%	2021	$76,600	$76,600
Capital Leases	1.65% - 2.09%	2019 - 2020	455	590
			77,055	77,190
Less portion due within one year			(271)	(277)
Total long-term debt			$76,784	$76,913

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

The weighted average interest rate on long-term debt was 2.8% for the six months ended June 30, 2018 and 2.2% for the year ended December 31, 2017.

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

The following table sets forth the fair value amounts of derivative instruments held by the Company:

	June 30, 2018		December 31, 2017
In thousands	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contract	$300	$—	$157	$—
Total derivatives	$300	$—	$157	$—

The following table sets forth the income recorded in accumulated other comprehensive income (loss), net of tax, for the quarters and six months ended June 30, 2018 and 2017 for derivatives held by the Company and designated as hedging instruments:

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Cash flow hedges:
Interest rate contract	$(27)	$(44)	$75	$(44)
	$(27)	(44)	$75	$(44)

7. Equity Compensation Plans

As of June 30, 2018, the Company’s equity compensation plans consisted of the 2003 Stock Incentive Compensation Plan (the “2003 Plan”) and the 2012 Stock Incentive Plan (the “2012 Plan” and together with the 2003 Plan, the “Plans”) under which incentive and non-qualified stock options and time and performance based restricted shares have been granted to employees and directors from authorized but unissued shares of common stock or treasury shares. The 2003 Plan is not active, but continues to govern all outstanding awards granted under the plan until the awards themselves are exercised or terminate in accordance with their terms. The 2012 Plan, approved by shareholders on April 27, 2012, authorizes 1.75 million shares of common stock for awards. The 2012 Plan also authorizes an additional 1.2 million shares of common stock to the extent awards granted under prior stock plans that were outstanding as of April 27, 2012 are forfeited. The 2012 Plan provides for the following types of awards: options, restricted stock, restricted stock units and other stock-based awards.

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

The Company incurred equity compensation expense of $1.4 million and $1.1 million for the quarters ended June 30, 2018 and June 30, 2017, respectively, and $2.6 million and $2.3 million for the six months ended June 30, 2018 and June 30, 2017, respectively, for the Plans, including restricted stock awards. No equity compensation costs were capitalized as part of inventory.

Stock Options

The following table is a summary of outstanding and exercisable options as of June 30, 2018:

In thousands except per share amounts	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at June 30, 2018	417	$34.36	$5,486
Exercisable at June 30, 2018	207	$21.90	$4,702
Unvested at June 30, 2018	210	$46.64	$784

There were no stock options granted or exercised during the quarter ended June 30, 2018. There were 11,180 stock options granted and 27,041 stock options exercised during the six months ended June 30, 2018. The amount of cash received from the exercise of stock options was $0.7 million during the six months ended June 30, 2018. The intrinsic value of stock options exercised was $0.7 million with a tax benefit of $0.1 million during the six months ended June 30, 2018.

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

At June 30, 2018, the total unrecognized compensation cost related to non-vested stock option awards was approximately $2.9 million, with a weighted average expected amortization period of 2.8 years.

Restricted Stock

Restricted stock includes both performance-based and time-based awards. There were no time-based restricted stock shares granted during the quarter ended June 30, 2018 and 8,106 time-based restricted stock shares granted during the six months ended June 30, 2018. There were no performance-based restricted shares granted during the quarter ended June 30, 2018 and 15,190 performance-based restricted shares granted during the six months ended June 30, 2018. There were no performance-based restricted shares that vested during the quarter ended June 30, 2018 and 48,035 performance-based restricted shares that vested during six months ended June 30, 2018, in accordance with plan provisions. There were no time-based restricted shares that vested during the quarter ended June 30, 2018 and 5,164 time-based restricted shares that vested during six months ended June 30, 2018.

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

At June 30, 2018, there were 187,902 unvested restricted stock awards with total unrecognized compensation cost related to these awards of $4.8 million with a weighted average expected amortization period of 2.0 years. Compensation expense for performance based awards is recorded based on the service period and management’s assessment of the probability of achieving the performance goals.

8. Stock Repurchases

During the six months ended June 30, 2018, the Company purchased 18,561 shares of common stock valued at $0.8 million, through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, in which the Company withholds that number of shares having fair value equal to each recipient’s minimum tax withholding due.

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

During the quarter ended June 30, 2018, the Company recorded pre-tax restructuring expenses of $0.9 million, primarily related to severance and equipment move costs, in cost of sales. During the six months ended June 30, 2018, the Company recorded pre-tax restructuring expenses of $1.4 million as part of this restructuring plan. Restructuring expenses of $1.3 million, primarily related to severance and equipment move costs, were recorded in cost of sales and $0.1 million of severance and engineering costs were recorded in selling, product development and administrative expenses during the six months ended June 30, 2018. The Company expects to record approximately $1.3 million of restructuring expenses in the second half of 2018 and $2.8 million for the year ending December 31, 2018.

Actual pre-tax expenses incurred and total estimated pre-tax expenses for the restructuring program by type are as follows:

In thousands	Severance and Related Expenses	Contract Termination Expenses	Facility Exit, Move and Set-up Expenses	Total
Total estimated expenses	$1,200	$300	$3,500	$5,000
Expenses incurred through December 31, 2017	181	154	327	662
Estimated remaining expense at December 31, 2017	$1,019	$146	$3,173	$4,338
Expense incurred during quarter ended:
March 31, 2018	$315	$—	$219	$534
June 30, 2018	185	—	700	885
Total pre-tax expense incurred	$681	$154	$1,246	$2,081
Estimated remaining expense at June 30, 2018	$519	$146	$2,254	$2,919

There were cash outflows of $0.5 million and $0.8 million for the restructuring program for the quarter and six months ended June 30, 2018, respectively.

Accrued restructuring costs were as follows at June 30, 2018:

In thousands	Total
Balance as of December 31, 2017	$333
Pre-tax restructuring expenses, excluding depreciation	1,307
Cash paid	(770)
Balance as of June 30, 2018	$870

10. Employer Sponsored Benefit Plans

As of June 30, 2018, the Company maintains a defined benefit pension plan that covers certain domestic Lydall employees (“domestic pension plan”) that is closed to new employees and benefits are no longer accruing. The domestic pension plan is noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in the plan. The Company’s funding policy is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes.

As of January 1, 2018 the Company adopted ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". This ASU required the other components of net benefit cost, which includes interest costs, expected return on plan assets, and amortization of actuarial loss be presented in the income statement outside a subtotal of income from operations for the quarter and six months ended June 30, 2018. The retrospective adoption of this ASU resulted in the reclassification of net benefit costs of $0.1 million from cost of sales and $0.1 million from the selling, product development and administrative expenses to the other expense, net line in the Consolidated Statement of Operations for the quarter ended June 30, 2017. Net benefit costs of $0.2 million from cost of sales and $0.2 million from the selling, product development and administrative expenses were reclassified to the other expense, net line in the Consolidated Statement of Operations for the six months ended June 30, 2017.

The Company expects to contribute approximately $7.0 million in cash to the domestic pension plan in 2018 to further fund the plan. Contributions of $3.0 million and $4.2 million were made during the quarter and six months ended June 30, 2018, respectively. Contributions of $1.2 million and $2.4 million were made during the quarter and six months ended June 30, 2017, respectively.

The following is a summary of the components of net periodic benefit cost, which is recorded in other expense, net, for the domestic pension plan for the quarters and six months ended June 30, 2018 and 2017:

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2018	2017	2018	2017
Components of net periodic benefit cost
Interest cost	$470	$514	$940	$1,029
Expected return on assets	(650)	(594)	(1,300)	(1,188)
Amortization of actuarial loss	256	273	512	546
Net periodic benefit cost	$76	$193	$152	$387

11. Income Taxes

On December 22, 2017, the United States enacted significant changes to U.S. tax law following the passage and signing of the Tax Cuts and Jobs Act (the "Tax Reform Act"). The Company has followed guidance in Staff Accounting Bulletin No.118 ("SAB 118"), which provides a measurement period, not to exceed one year from the enactment of the Tax Reform Act, and recorded provisional items related to the one-time mandatory repatriation of foreign earnings and the revaluation of deferred tax assets and liabilities for the year ended December 31, 2017. For the quarter ended June 30, 2018, the Company continued to perform analysis and evaluate interpretations and additional regulatory guidance, but did not record any adjustments to these provisional items, nor deemed any of them as complete.

The Company’s effective tax rate was 13.7% and 28.7% for the quarters ended June 30, 2018 and 2017, respectively, and 15% and 23.9% for the six months ended June 30, 2018 and 2017, respectively. The difference in the Company's effective tax rate for the quarter ended June 30, 2018 compared to June 30, 2017 was due to the reduction of the U.S. corporate tax rate from 35% to 21% under the Tax Reform Act, tax benefits of $0.4 million related to additional tax deductible pension contributions and the geographical mix of earnings. The difference in the Company's effective tax rate for the six months ended June 30, 2018 compared to June 30, 2017 was primarily related to the reduction of the U.S. corporate tax rate from 35% to 21% under the Tax Reform act and the geographical mix of earnings.

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

12. Earnings Per Share

For the quarters and six months ended June 30, 2018 and 2017, basic earnings per share were computed by dividing net income by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method as long as their effect is not antidilutive.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share:

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2018	2017	2018	2017
Basic average common shares outstanding	17,196	17,044	17,178	17,014
Effect of dilutive options and restricted stock awards	139	218	156	258
Diluted average common shares outstanding	17,335	17,262	17,334	17,272

For each of the quarters ended June 30, 2018 and 2017, stock options for 162,830 shares and 38,280 shares of Common Stock were not considered in computing diluted earnings per common share because they were antidilutive.

For each of the six months ended June 30, 2018 and 2017, stock options for 149,940 shares and 38,280 shares of Common Stock were not considered in computing diluted earnings per common share because they were antidilutive.

13. Segment Information

As of June 30, 2018, the Company’s reportable segments are Performance Materials, Technical Nonwovens, and Thermal Acoustical Solutions.

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

Thermal Acoustical Solutions Segment

The Thermal Acoustical Solutions segment offers a full range of innovative engineered products tailored for the transportation and industrial sectors to thermally shield sensitive components from high heat, improve exhaust gas treatment and lower harmful emissions as well as assist in the reduction of noise, vibration and harshness (NVH). Within the transportation sector, Lydall’s products are found in the interior (dash insulators, cabin flooring), underbody (wheel well, aerodynamic belly pan, fuel tank, exhaust, tunnel, spare tire) and under hood (engine compartment, outer dash, powertrain, catalytic converter, turbo charger, manifolds) of cars, trucks, SUVs, heavy duty trucks and recreational vehicles.

Thermal Acoustical Solutions segment products offer thermal and acoustical insulating solutions comprised of organic and inorganic fiber composites that provide weight reduction, superior noise suppression and increased durability over conventional designs, as well as products that efficiently combine multiple layers of metal and thermal - acoustical insulation media to provide an engineered shielding solution for an array of application areas. Lydall’s dBCore® is a lightweight acoustical composite that emphasizes absorption principles over heavy-mass type systems. Lydall’s dBLyte® is a high-performance acoustical barrier with sound absorption and blocking properties and can be used throughout a vehicle’s interior to minimize intrusive noise from an engine compartment and road. Lydall’s ZeroClearance® is an innovative thermal solution that utilizes an adhesive backing for attachment and is used to protect vehicle components from excessive heat. Lydall’s flux® product family includes several patented or IP-rich products that address applications which include: Direct Exhaust Mount heat shields, which are assembled to high temperature components like catalytic converters, turbochargers or exhaust manifolds using aluminized and stainless steel and high performance and high temperature heat insulating materials; Powertrain heat shields that absorb noise at the source and do not contribute to the engine's noise budget; and durable, thermally robust solutions for temperature sensitive plastic components such as fuel tanks that are in proximity to high temperature heat sources.

The tables below present net sales and operating income by segment for the quarters and six months ended June 30, 2018 and 2017, and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

Consolidated net sales by segment:

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2018	2017	2018	2017
Performance Materials Segment:
Filtration	$20,574	$19,255	$41,264	$38,100
Thermal Insulation	7,796	7,407	15,303	14,833
Life Sciences Filtration	2,864	2,639	5,360	5,119
Performance Materials Segment net sales	31,234	29,301	61,927	58,052

Technical Nonwovens Segment:
Industrial Filtration	39,170	36,325	79,401	70,538
Advanced Materials (1)	32,542	30,773	59,852	55,478
Technical Nonwovens net sales	71,712	67,098	139,253	126,016

Thermal Acoustical Solutions Segment:
Parts	82,920	80,648	171,041	162,462
Tooling	7,249	5,354	20,565	8,325
Thermal Acoustical Solutions Segment net sales	90,169	86,002	191,606	170,787
Eliminations and Other (1)	(6,702)	(7,522)	(14,713)	(14,489)
Consolidated Net Sales	$186,413	$174,879	$378,073	$340,366

 Operating income by segment:

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2018	2017 (2)	2018	2017 (2)
Performance Materials	$3,649	$3,933	$6,290	$5,591
Technical Nonwovens	6,118	6,535	11,124	11,203
Thermal Acoustical Solutions	8,820	15,395	21,434	30,191
Corporate Office Expenses	(6,338)	(5,826)	(12,563)	(11,800)
Consolidated Operating Income	$12,249	$20,037	$26,285	$35,185

(1)
Included in the Technical Nonwovens segment and Eliminations and Other is $5.8 million and $6.8 million in intercompany sales to the Thermal Acoustical Solutions segment for the quarters ended June 30, 2018 and 2017, respectively, and $12.9 million and $13.1 million for the six months ended June 30, 2018 and 2017, respectively.

(2)
The quarter and six months ended June 30, 2017 segment operating income amounts of $0.2 million and $0.4 million, respectively, have been reclassified to other expense (income), net, to give effect to the adoption of ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost".

14. Commitments and Contingencies

Environmental Remediation

The Company elected to remediate environmental contamination discovered prior to the closing of the Texel acquisition in 2016 at a certain property in the province of Quebec, Canada (“the Property”) that was acquired by Lydall. The Company records accruals for environmental costs when such losses are probable and reasonably estimable. In 2016, the Company, through the engagement of a third-party environmental service firm, determined the final scope and timing of the remediation project and estimated the cost of the remediation project to range between $0.9 million and $1.5 million, which was further refined in July of 2017 to the top end of this range at $1.5 million and remains as the Company's best estimate as of June 30, 2018. During 2017, the environmental liability was reduced by $0.7 million, reflecting payments made to vendors, resulting in a balance of $0.8 million at December 31, 2017. During the six months ended June 30, 2018, the environmental liability was further reduced by $0.5 million, reflecting payments to vendors. The remaining balance for the environmental liability of $0.4 million (which remains fully offset as described below) is included within other long-term liabilities on the Company's balance sheet at June 30, 2018.

Pursuant to the Share Purchase Agreement, ADS, Inc. ("ADS") has agreed to indemnify the Company from all costs and liabilities associated with the contamination and remediation work, including the costs of preparation and approval of the remediation plan and other reports in relation therewith. This indemnity was secured by an environmental escrow account, which was established in the amount of $3.0 million Canadian Dollars (approximately $2.3 million U.S. Dollars as of June 30, 2018). Prior to July 2018, for any costs and liabilities that exceeded the environmental escrow amount, the Company had access to the general indemnity escrow account, which was originally established in the amount of $14.0 million Canadian Dollars (approximately $10.7 million U.S. Dollars as of June 30, 2018). Based on the Share Purchase Agreement, the general indemnity escrow account was initially reduced to approximately $7.0 million Canadian Dollars (approximately $5.3 million U.S. Dollars as of June 30, 2018) on the first anniversary date of the closing date and then liquidated, in full on or about the second anniversary date of the closing date (i.e., July 9, 2018). Based on the foregoing, an indemnification asset of $0.9 million was also recorded in other assets at December 31, 2016, and subsequently increased to $1.5 million in July of 2017, as the Company believed, and still believes collection from ADS is probable. The indemnification asset was decreased by $0.7 million, reflecting indemnification from ADS for payments made by the Company to its vendors during 2017. During the six months ended June 30, 2018, the indemnification asset was further reduced by $0.5 million, reflecting indemnification from ADS for payments made by the Company to its vendors The resulting indemnification asset balance was $0.4 million at June 30, 2018. The accrual for remediation costs will be adjusted as further information develops, estimates change and payments to vendors are made for remediation, with an off-setting adjustment to the indemnification asset from ADS if collection is deemed probable.

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

In May of 2018, the Company met with the NHDES to finalize the proposed remedial actions from the site investigation report. The Company recorded a minimal incremental amount in the second quarter of 2018 associated with the cost of the proposed remedial actions resulting in an environmental liability of $0.1 million at June 30, 2018. Additionally, the Company expects to incur approximately $0.2 million of capital expenditures in 2018, which will be recorded as incurred, in relation to the lining of the Company's fresh water waste lagoons.

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

15. Changes in Accumulated Other Comprehensive Income (Loss)

The following table discloses the changes by classification within accumulated other comprehensive income (loss) for the periods ended June 30, 2018 and 2017:

In thousands	Foreign Currency Translation Adjustment	Defined Benefit Pension Adjustment		Gains and Losses on Cash Flow Hedges		Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2016	$(27,885)	$(20,065)		$—		$(47,950)
Other Comprehensive income (loss)	14,513	—		(44)	(b)	14,469
Amounts reclassified from accumulated other comprehensive loss	—	344	(a)	—		344
Balance at June 30, 2017	(13,372)	(19,721)		(44)		(33,137)
Balance at December 31, 2017	(2,221)	(18,049)		122		(20,148)
Other Comprehensive (loss) income	(8,604)	—		75	(b)	(8,529)
Amounts reclassified from accumulated other comprehensive loss	—	397	(a)	—		397
Balance at June 30, 2018	$(10,825)	$(17,652)		$197		$(28,280)

(a)
Amount represents amortization of actuarial losses, a component of net periodic benefit cost. This amount was $0.4 million, net of $.01 million tax benefit, and $0.3 million, net of $0.2 million tax benefit, for the six months ended June 30, 2018 and 2017, respectively.

(b)	Amount represents unrealized gains on the fair value of hedging activities, net of taxes, for the six month ended June 30, 2018 and 2017.

16. Subsequent Event

On July 12, 2018, the Company acquired the Precision Filtration division of Precision Custom Coatings based in Totowa, NJ for $1.0 million in cash with an additional cash payment to be made of up to $2.0 million based on the achievement of certain future financial targets through 2022. Precision Filtration is a long-time producer of high-quality, air filtration media serving principally the commercial and residential HVAC markets with a range of low efficiency through high-performing air filtration media. The acquisition will be included in Lydall’s Performance Materials operating segment.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

Business

Lydall, Inc. and its subsidiaries (collectively, the “Company” or “Lydall”) design and manufacture specialty engineered nonwoven filtration media, industrial thermal insulating solutions, and thermal and acoustical barriers for filtration/separation and heat abatement and sound dampening applications. Lydall principally conducts its business through three reportable segments: Performance Materials, Technical Nonwovens and Thermal Acoustical Solutions, with sales globally. The Performance Materials segment includes filtration media solutions for air, fluid power, and industrial applications (“Filtration”), air and liquid life science applications (“Life Sciences Filtration”), and thermal insulation solutions for building products, appliances, and energy and industrial markets (“Thermal Insulation”). The Technical Nonwovens ("TNW") segment consists of Industrial Filtration products that include nonwoven rolled-goods felt media and filter bags used primarily in industrial air and liquid filtration applications as well as Advanced Materials products that include nonwoven rolled-good media that is used in other commercial applications and predominantly serves the geosynthetics, automotive, industrial and medical markets. Advanced Materials products also include automotive rolled-good material for use in the Thermal Acoustical Solutions segment manufacturing process. Nonwoven filter media is used to satisfy increasing emission control regulations in a wide range of industries, including power, cement, steel, asphalt, incineration, food, and pharmaceutical. The Thermal Acoustical Solutions ("TAS") segment offers innovative engineered products to assist in noise and heat abatement within the transportation and industrial sectors.

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

Second Quarter 2018 Highlights

Below are financial highlights comparing Lydall’s quarter ended June 30, 2018 (“Q2 2018”) results to its quarter ended June 30, 2017 (“Q2 2017”) results:

•	Net sales were $186.4 million in Q2 2018, compared to $174.9 million in Q2 2017, an increase of $11.5 million, or 6.6%. The change in consolidated net sales is summarized in the following table:

Components (in thousands)	Change in Net Sales	Percent Change
Parts volume and pricing change	4,004	2.3%
Change in tooling sales	1,768	1.0%
Foreign currency translation	5,762	3.3%
Total	$11,534	6.6%

•
On January 1, 2018 the Company adopted Accounting Standards Update No. 2014-09, “Revenue from Contracts with Customers” (“ASC 606”). The impact of adopting ASC 606 for the quarter ended June 30, 2018 resulted in an increase to net sales of $1.6 million, of which $1.4 million related to tooling sales, and an increase to net income of $0.1 million.

•
Gross margin decreased 540 basis points to 19.4% in the second quarter of 2018, primarily driven by the Thermal Acoustical Solutions segment, and to a lesser extent the Technical Nonwovens and Performance Materials segments. The Thermal Acoustical Solutions segment negatively impacted consolidated gross margin by approximately 450 basis points due to increased labor and variable overhead expenses of 190 basis points, including outsourcing costs and overtime associated with new product launch activity. Increased commodity costs, primarily aluminum, were approximately 140 basis points. Also, lower sales from customer shutdowns due to a fire at a U.S. supplier to the Company's customers and the resulting fixed costs under-absorption resulted in lower gross margin of approximately 70 basis points.

•
Operating income was $12.2 million, or 6.6%, of net sales in Q2 2018, compared to $20.0 million, or 11.5% of net sales, in Q2 2017. Operating margin declined due to the negative impact of lower gross margin of 540 basis points. Decreased gross margin was partially offset by a 50 basis point reduction in selling, product development and administrative expenses as a percentage of net sales compared to the second quarter of 2017 primarily due to managed spending coupled with sales growth. The following components are included in operating income for Q2 2018 and Q2 2017 and impact the comparability of each quarter:

	Q2 2018		Q2 2017
Components (in thousands except per share amounts)	Operating income effect	EPS impact	Operating income effect	EPS impact
TNW restructuring expenses	(885)	$(0.04)	(293)	$(0.02)
Strategic initiatives expenses	(1,167)	$(0.06)	—	$—
Inventory step-up purchase accounting adjustments	—	$—	(543)	$(0.02)

•
The Company's effective tax rate for Q2 2018 was 13.7% compared to 28.7%. U.S. tax law changes that lowered the statutory U.S. tax rate to 21%, tax benefits from discretionary pension plan contributions and the geographical mix of earnings contributed to the effective tax rate being below the statutory rate. The Company now projects its ordinary effective tax rate in 2018 to be in the range of 18% - 19%.

•	Net income was $10.5 million, or $0.60 per diluted share, in Q2 2018 and $13.1 million, or $0.76 per diluted share, in Q2 2017.

Liquidity

Cash was $50.6 million at June 30, 2018, compared to $59.9 million at December 31, 2017. Net cash provided by operations was $11.9 million in the second quarter of 2018 compared to $15.4 million in the second quarter of 2017, with the reduction primarily driven by strategic raw material inventory purchases and discretionary pension plan contributions.

Outlook

Looking forward in the third quarter of 2018, the Company is seeing solid order activity across all segments and expects low-to-mid single digit consolidated organic sales growth. The Company remains focused on improving operational efficiency and profitability throughout the Company. The Thermal Acoustical Solutions segment will continue to be challenged by increased commodity costs and labor and overhead costs. However, the Company does expect sequential improvement in consolidated margins from second quarter 2018 results. The Technical Nonwovens' restructuring plan remains on-schedule which is expected to reduce operating costs and increase efficiency.

Results of Operations

All of the following tabular comparisons, unless otherwise indicated, are for the quarters ended June 30, 2018 (Q2-18) and June 30, 2017 (Q2-17) and the six months ended June 30, 2018 (YTD-18) and June 30, 2017 (YTD-17).

Net Sales

	Quarter Ended			Six Months Ended
In thousands	Q2-18	Q2-17	Percent Change	YTD-18	YTD-17	Percent Change
Net sales	$186,413	$174,879	6.6%	$378,073	$340,366	11.1%

Net sales for the second quarter of 2018 increased by $11.5 million, or 6.6%, compared to the second quarter of 2017. Foreign currency translation had a favorable impact on net sales of $5.8 million, or 3.3% of consolidated net sales, impacting the Technical Nonwovens, Thermal Acoustical Solutions and Performance Materials segments by $2.8 million, $2.1 million and $0.8 million, respectively. Net sales increased in the Technical Nonwovens segment by $4.6 million, or 2.6% of consolidated net sales. The Thermal Acoustical Solutions segment reported sales growth of $4.2 million, or 2.4% of consolidated net sales, including increased tooling sales of 1.9 million. The Performance Materials segment reported growth in net sales of $1.9 million, or 1.1% of consolidated net sales.

Net sales for the six months ended June 30, 2018 increased by $37.7 million, or 11.1%, compared to the six months ended June 30, 2017. Foreign currency translation had a favorable impact on net sales of $15.5 million, or 4.5% of consolidated net sales impacting the Technical Nonwovens, Thermal Acoustical Solutions and Performance Materials segments by $6.9 million, $6.2 million and $2.4 million, respectively. Net sales increased in the Thermal Acoustical Solutions segment by $20.8 million, or 6.1% of consolidated net sales, including increased tooling sales of $12.2 mill ion. The increase in tooling sales was primarily due to the Company's adoption of ASC 606 which resulted in the recognition of $7.6 million of tooling sales as the Company's performance obligations were satisfied over time in the first six months of 2018 compared to the first six months of 2017 when tooling sales were recognized when delivered and accepted by the customer. The Technical Nonwovens segment reported sales growth of $13.2 million, or 3.9% of consolidated net sales. The Performance Materials segment reported growth in net sales of $3.9 million, or 1.1% of consolidated net sales.

Cost of Sales

	Quarter Ended			Six Months Ended
In thousands of dollars	Q2-18	Q2-17	Percent Change	YTD-18	YTD-17	Percent Change
Cost of sales	$150,286	$131,552	14.2%	$302,439	$256,541	17.9%

Cost of sales for the second quarter of 2018 increased by $18.7 million, or 14.2%, compared to the second quarter of 2017. The increase in cost of sales was primarily due to increased sales volumes across all segments of $5.8 million excluding foreign currency impact, in addition to foreign currency translation which increased cost of sales by $5.0 million, or 3.8%. Also, in the Thermal Acoustical Solutions segment increased labor and variable overhead expenses, including outsourcing costs, and greater raw material commodity costs, primarily aluminum, increased cost of sales by approximately $6.2 million.

Cost of sales for the first six months of 2018 increased by $45.9 million, or 17.9%, compared to the first six months of 2017. The increase in cost of sales was primarily due to increased sales volumes across all segments of $22.2 million excluding foreign currency impact, in addition to foreign currency translation which increased cost of sales by $13.2 million, or 5.1%. In the Thermal Acoustical Solutions segment, increased labor and variable overhead expenses, including outsourcing costs, expedited freight expenses for customer deliveries caused by equipment downtime and other inefficiencies, and greater raw material commodity costs, primarily aluminum, increased cost of sales by approximately $10.6 million. Cost of sales also increased in the first six months of 2018 compared to the first six months of 2017 due to raw material commodity increases in the Technical Nonwovens segment.

Gross Profit

	Quarter Ended			Six Months Ended
In thousands	Q2-18	Q2-17	Percent Change	YTD-18	YTD-17	Percent Change
Gross profit	$36,127	$43,327	(16.6)%	$75,634	$83,825	(9.8)%
Gross margin	19.4%	24.8%		20.0%	24.6%

Gross margin for the second quarter of 2018 was 19.4% compared to 24.8% in the second quarter of 2017. The Thermal Acoustical Solutions segment negatively impacted consolidated gross margin by approximately 450 basis points, primarily related to increased labor and variable overhead expenses of approximately 190 basis points, including outsourcing costs and overtime associated with new product launch activity. Increased raw material commodity costs, primarily aluminum, were approximately 140 basis points. Also, lower sales from customer shut-downs due to a supplier fire and the resulting fixed costs under-absorption resulted in lower gross margin of approximately 70 basis points. The Technical Nonwovens segment negatively impacted consolidated gross margin by approximately 60 basis points, primarily related to restructuring related expenses of $0.9 million, or 50 basis points and higher raw material commodity costs, partially offset by the absence of the negative impact of $0.5 million, or 30 basis points, of purchase accounting adjustments relating to inventory step up in the second quarter of 2017. Additionally, the Performance Materials segment negatively impacted consolidated gross margin by approximately 20 basis points, primarily due to increased labor and variable overhead expenses.

Gross margin for the first six months of 2018 was 20.0% compared to 24.6% in the first six months of 2017. The Thermal Acoustical Solutions segment negatively impacted consolidated gross margin by approximately 370 basis points, primarily related to increased labor and variable overhead expenses of approximately 180 basis points, including outsourcing costs, overtime associated with new product launch activity and expedited freight expenses for customer deliveries caused by equipment downtime and other inefficiencies. Increased commodity costs, primarily aluminum, were approximately 100 basis points. Also, lower sales from customer shut-downs due to a supplier fire and the resulting fixed costs under-absorption resulted in lower gross margin of approximately 40 basis points. Finally, continued lower customer pricing on certain automotive parts reduced gross margin by approximately 40 basis points in the first six months of 2018 compared to the first six months of 2017.The Technical Nonwovens segment negatively impacted consolidated gross margin by approximately 60 basis points, primarily related to restructuring related expenses of $1.3 million, or 40 basis points, higher raw material commodity costs and incremental lease expense related to the new China facility, partially offset by the absence of the negative impact of $1.0 million, or 30 basis points, of purchase accounting adjustments r elating to inventory step up in the first half of 2017. Additionally, the Performance Materials segment negatively impacted consolidated gross margin by approximately 30 basis points, primarily as a result of reduced customer pricing and increased labor and overhead costs.

Selling, Product Development and Administrative Expenses

	Quarter Ended			Six Months Ended
In thousands	Q2-18	Q2-17	Percent Change	YTD-18	YTD-17	Percent Change
Selling, product development and administrative expenses	$23,878	$23,290	2.5%	$49,349	$48,640	1.5%
Percentage of sales	12.8%	13.3%		13.1%	14.3%

Selling, product development and administrative expenses for the second quarter of 2018 increased by $0.6 million compared to the second quarter of 2017. This increase was primarily related to greater corporate strategic initiatives expenses of $1.2 million in pursuit of attractive acquisitions, salaries and benefits of $0.4 million and intangibles amortization expense of $0.4 million. These increases were primarily offset by lower accrued incentive compensation expense of $0.9 million, based on the company's achievement of financial targets under its annual incentive program, and a reduction in sales commission expenses of $0.4 million due to lower sales of certain automotive parts in the second quarter of 2018 compared to the second quarter of 2017. Selling, product development and administrative expenses decreased 50 basis points as a percentage of net sales compared to the second quarter of 2017 primarily due to managed spending coupled with sales growth.

Selling, product development and administrative expenses for the first six months of 2018 increased by $0.7 million compared to the first six months of 2017. This increase was primarily related to greater strategic initiatives expenses of $1.1 million in pursuit of attractive acquisitions, salaries and benefits of $0.9 million, intangibles amortization expense of $0.7 million and higher professional fees of $0.6 million. These increases were primarily offset by lower accrued incentive compensation expense of $0.9 million, based on the company's expected achievement of financial targets under its annual incentive program, the absence of a non-cash long-lived asset impairment charge of $0.8 million incurred in the first quarter of 2017 in the Performance Materials segment, lower severance expenses of $0.5 million, and reduced sales commission expenses of $0.3 million in the first six months of 2018 compared to the first six months of 2017. Selling, product development and administrative expenses decreased 120 basis points as a percentage of net sales compared to the first six months of 2017 primarily due to managed spending coupled with sales growth.

Interest Expense

	Quarter Ended			Six Months Ended
In thousands	Q2-18	Q2-17	Percent Change	YTD-18	YTD-17	Percent Change
Interest expense	$572	$795	(28.1)%	$1,112	$1,401	(20.6)%
Weighted average interest rate	2.9%	2.2%		2.8%	2.0%

The decrease in interest expense for the quarter and six months ended June 30, 2018 compared to the quarter and six months ended June 30, 2017 was due to lower average borrowings outstanding, partially offset by increased interest rates under the Company’s Amended Credit Facility used to finance both the Texel and Gutsche acquisitions in 2016.

Other Income/Expense, net

	Quarter Ended			Six Months Ended
In thousands	Q2-18	Q2-17	Dollar Change	YTD-18	YTD-17	Dollar Change
Other (income) expense, net	$(368)	$792	$(1,160)	$(53)	$1,125	$(1,178)

The increase in other income, net for the quarter and six months ended June 30, 2018 compared to the quarter and six months ended June 30, 2017 was primarily related to net foreign currency gains recognized with the revaluation of cash, trade payables and receivables and intercompany loans denominated in currencies other than the functional currencies of the Company's subsidiaries.

Income Taxes

On December 22, 2017, the United States enacted significant changes to U.S. tax law following the passage and signing of the Tax Cuts and Jobs Act (the "Tax Reform Act"). The Company has followed guidance in Staff Accounting Bulletin No.118 ("SAB 118"), which provides a measurement period, not to exceed one year from the enactment of the Tax Reform Act, and recorded provisional items related to the one-time mandatory repatriation of foreign earnings and the revaluation of deferred tax assets and liabilities for the year ended December 31, 2017. For the quarter ended June 30, 2018, the Company continued to perform analysis and evaluate interpretations and additional regulatory guidance but did not record any adjustments to these provisional items and has not deemed any of them as complete.

The Company’s effective tax rate was 13.7% and 28.7% for the quarters ended June 30, 2018 and 2017, respectively, and 15.0% and 23.9% for the six months ended June 30, 2018 and 2017, respectively. The difference in the Company's effective tax rate for the quarter ended June 30, 2018 compared to June 30, 2017 was primarily related to the reduction of the U.S. corporate tax rate from 35% to 21% under the Tax Reform Act, tax benefits of $0.4 million related to additional tax deductible pension contributions and the geographical mix of earnings. The difference in the Company's effective tax rate for the six months ended June 30, 2018 compared to June 30, 2017 was primarily related to the reduction of the U.S. corporate tax rate from 35% to 21% under the Tax Reform act and the geographical mix of earnings.

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

Segment Results

The following tables present net sales information for the key product and service groups included within each operating segment as well as other products and services and operating income by segment, for the quarter and six months ended June 30, 2018 compared with the quarter ended June 30, 2017:

Net sales by segment:

	Quarter Ended
In thousands	Q2-18	Q2-17	Dollar Change
Performance Materials Segment:
Filtration	$20,574	$19,255	$1,319
Thermal Insulation	7,796	7,407	389
Life Sciences Filtration	2,864	2,639	225
Performance Materials Segment net sales	31,234	29,301	1,933

Technical Nonwovens Segment:
Industrial Filtration	39,170	36,325	2,845
Advanced Materials (1)	32,542	30,773	1,769
Technical Nonwovens net sales	71,712	67,098	4,614

Thermal Acoustical Solutions Segment:
Parts	82,920	80,648	2,272
Tooling	7,249	5,354	1,895
Thermal Acoustical Solutions Segment net sales	90,169	86,002	4,167
Eliminations and Other (1)	(6,702)	(7,522)	820
Consolidated Net Sales	$186,413	$174,879	$11,534

	Six Months Ended
In thousands	YTD-18	YTD-17	Dollar Change
Performance Materials Segment:
Filtration	$41,264	$38,100	$3,164
Thermal Insulation	15,303	14,833	470
Life Sciences Filtration	5,360	5,119	241
Performance Materials Segment net sales	61,927	58,052	3,875

Technical Nonwovens Segment:
Industrial Filtration	79,401	70,538	8,863
Advanced Materials (1)	59,852	55,478	4,374
Technical Nonwovens net sales	139,253	126,016	13,237

Thermal Acoustical Solutions Segment:
Parts	171,041	162,462	8,579
Tooling	20,565	8,325	12,240
Thermal Acoustical Solutions Segment net sales	191,606	170,787	20,819
Eliminations and Other (1)	(14,713)	(14,489)	(224)
Consolidated Net Sales	$378,073	$340,366	$37,707

Operating income by segment:

	Quarter Ended
	Q2-18		Q2-17
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$3,649	11.7%	$3,933	13.4%	$(284)
Technical Nonwovens	6,118	8.5%	6,535	9.7%	(417)
Thermal Acoustical Solutions	8,820	9.8%	15,395	17.9%	(6,575)
Corporate Office Expenses	(6,338)		(5,826)		(512)
Consolidated Operating Income	$12,249	6.6%	$20,037	11.5%	$(7,788)

	Six Months Ended
	YTD-18		YTD-17
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials	$6,290	10.2%	$5,591	9.6%	$699
Technical Nonwovens	11,124	8.0%	11,203	8.9%	(79)
Thermal Acoustical Solutions	21,434	11.2%	30,191	17.7%	(8,757)
Corporate Office Expenses	(12,563)		(11,800)		(763)
Consolidated Operating Income	$26,285	7.0%	$35,185	10.3%	$(8,900)

(1)
Included in the Technical Nonwovens segment and Eliminations and Other is $5.8 million and $6.8 million in intercompany sales to the Thermal Acoustical Solutions segment for the quarters ended June 30, 2018 and 2017, respectively, and $12.9 million and $13.1 million for the six months ended June 30, 2018 and 2017, respectively.

Performance Materials

Segment net sales increased $1.9 million, or 6.6%, in the second quarter of 2018 compared to the second quarter of 2017. The increase was primarily due to increased net sales of filtration products of approximately $1.3 million, or 6.8%, due to increased demand in the air filtration market, particularly in North America. The Company's adoption of ASC 606, which impacts the timing of revenue recognition, had a minimal impact on net sales in the second quarter of 2018. Foreign currency translation favorably impacted segment net sales by $0.8 million, or 2.8%, in the second quarter of 2018 compared to the second quarter of 2017.

The Performance Materials segment reported operating income of $3.6 million, or 11.7% of net sales, in the second quarter of 2018, compared to operating income of $3.9 million, or 13.4% of net sales, in the second quarter of 2017. The decrease in operating margin of 170 basis points was primarily due to lower gross margins of 120 basis points due to increased labor costs and variable overhead costs. Additionally contributing to lower operating income was increased selling, product development and administrative expenses of $0.4 million, or 50 basis points as a percentage of net sales, in the second quarter of 2018 compared to the second quarter of 2017 primarily related to small increases in various administrative expenses. Foreign currency translation had a minimal impact on operating income in the second quarter of 2018 compared to the second quarter of 2017.

Segment net sales increased $3.9 million, or 6.7%, in the first six months of 2018 compared to the first six months of 2017. The increase was primarily due to foreign currency translation which had a positive impact on net sales of $2.4 million, or 4.1%. Net sales of filtration products increased approximately $3.2 million, or 8.3%, due to increased demand in both the fluid power and air filtration markets. The Company's adoption of ASC 606 contributed $0.5 million of the sales increase in the first six months of 2018.

The Performance Materials segment reported operating income of $6.3 million, or 10.2% of net sales, in the first six months of 2018, compared to operating income of $5.6 million, or 9.6% of net sales, in the first six months of 2017. The increase in operating margin of 60 basis points was attributable to decreased selling, product development and administrative expenses of $0.2 million, or 150 basis points as a percentage of net sales, due to the absence of $0.8 million of expense from a non-cash long-lived asset impairment charge in the first quarter of 2017, partially offset by increased salaries and benefits of $0.2 million and an increase in other administrative expenses of $0.4 million in the first six months of 2018 compared to the first six months of 2017. Lower selling, product development and administrative expenses were partially offset by lower gross margin of approximately 90 basis points due to decreased customer pricing and increased overhead and labor costs, partially offset by lower raw material costs. Foreign currency translation had a positive impact on operating income of $0.2 milli on, or 3.1%, in the first six months of 2018 compared to the first six months of 2017.

Technical Nonwovens

Segment net sales increased $4.6 million, or 6.9%, in the second quarter of 2018 compared to the second quarter of 2017. Foreign currency translation had a positive impact on segment net sales of $2.8 million, or 4.2%, in the second quarter of 2018 compared to the second quarter of 2017. Industrial filtration net sales increased $2.8 million, or 7.8%, particularly from increased demand in Europe and North America. Additionally, advanced materials sales increased $1.8 million, or 5.7%, due to increased demand in the Canadian market. The Company's adoption of ASC 606 contributed $0.2 million of the sales increase in the second quarter of 2018.

The Technical Nonwovens segment reported operating income of $6.1 million, or 8.5% of net sales, in the second quarter of 2018, compared to $6.5 million, or 9.7% of net sales, in the second quarter of 2017. The decrease in operating income and operating margin of 120 basis points was attributable to lower gross margin of approximately 160 basis points. Gross margin was negatively impacted by segment restructuring expenses of $0.9 million, or 120 basis points, as well as higher raw material costs and incremental lease expense related to the new China facility, partially offset by inventory step-up of $0.5 million, or 80 basis points, in the second quarter of 2017. Selling, product development and administrative expenses increased $0.2 million in the second quarter of 2018 compared to the second quarter of 2017, but decreased by approximately 40 basis points as a percentage of net sales. The increase in selling, product development and administrative expenses was primarily related to higher amortization of intangible assets of $0.4 million in the second quarter of 2018 compared to the second quarter of 2017. Foreign currency translation had a minimal impact on operating income in the second quarter of 2018 compared to the second quarter of 2017.

Segment net sales increased $13.2 million, or 10.5%, in the first six months of 2018 compared to the first six months of 2017 primarily due to increased industrial filtration sales of $8.9 million, or 12.6%, particularly from increased demand in Europe and North America. Additionally, advanced materials net sales increased $4.4 million, or 7.9%, primarily due to increased demand in Canada. Foreign currency translation had a positive impact on segment net sales of $6.9 million, or 5.5%, in the first six months of 2018 compared to the first six months of 2017. The Company's adoption of ASC 606 had a minimal impact on net sales in the first six months of 2018.

The Technical Nonwovens segment reported operating income of $11.1 million, or 8.0% of net sales, in the first six months of 2018, compared to $11.2 million, or 8.9% of net sales, in the first six months of 2017. The decrease in operating margin of 90 basis points was attributable to lower gross margin of approximately 140 basis points. Gross margin was negatively impacted by segment restructuring expenses of $1.3 million, or 90 basis points, higher raw material costs and incremental lease expense related to the new China facility of 30 basis points each, and was partially offset by inventory step-up of $1.0 million, or 80 basis points, in the first six months of 2017. Selling, product development and administrative expenses increased $0.7 million in the first six months of 2018 compared to the first six months of 2017, but decreased by approximately 60 basis points as a percentage of net sales. The increase in selling, product development and administrative expenses was primarily related to increased salaries and benefits of $0.8 million and higher amortization of intangible assets of $0.7 million, partially offset by lower accrued incentive compensation of $0.4 million and a decrease in other administrative expenses of $0.4 million. Foreign currency translation had a favorable impact on operating income of $0.3 million, or 2.7%, in the first six months of 2018 compared to the first six months of 2017.

Thermal Acoustical Solutions

Segment net sales increased $4.2 million, or 4.8%, in the second quarter of 2018 compared to the second quarter of 2017. Parts net sales increased $2.3 million, or 2.8%, compared to the second quarter of 2017, due to increased demand in Europe and Asia, partially offset by decreased sales in North America from multiple customer shutdowns due to a fire at a U.S. supplier to the customers and reduced customer pricing on certain parts. The Company's adoption of ASC 606 had a minimal impact on parts net sales in the second quarter of 2018. Tooling net sales increased $1.9 million compared to the second quarter of 2017 due to new platform launches and the impact of the Company's adoption of ASC 606. The new standard resulted in the recognition of an additional $1.4 million of segment tooling sales that under prior accounting rules would have been recognized upon delivery and acceptance by the customer in a later period. Foreign currency translation had a positive impact on segment net sales of $2.1 million, or 2.5%, in the second quarter of 2018 compared to the second quarter of 2017.

The Thermal Acoustical Solutions segment reported operating income of $8.8 million, or 9.8% of net sales, in the second quarter of 2018, compared to operating income of $15.4 million, or 17.9% of net sales, in the second quarter of 2017. The decrease in operating income of $6.6 million and operating margin of 810 basis points was due to lower gross margin of 890 basis points. Labor and variable overhead expenses increased by approximately 400 basis points, including outsourcing costs and overtime associated with new product launch activity. Increased commodity costs, primarily aluminum, were approximately 290 basis points. Additionally, lower sales from customer shut-downs due to a supplier fire and the resulting fixed costs under-absorption resulted in lower gross margin of approximately 170 basis points. This decrease to gross margin was partially offset by a $0.5 million decrease in selling product development and administrative expenses, or an 80 basis point decrease as a percentage of net sales, primarily from lower accrued incentive compensation of $0.3 million in the second quarter of 2018 compared to the second quarter of 2017. Foreign currency translation had a minimal impact on operating income in the second quarter of 2018 compared to the second quarter of 2017.

Segment net sales increased $20.8 million, or 12.2%, in the first six months of 2018 compared to the first six months of 2017. Tooling net sales increased $12.2 million compared to the first six months of 2017 due to new platform launches and the impact of the Company's adoption of ASC 606. The new standard resulted in the recognition of an additional $7.6 million of segment tooling sales that under prior accounting rules would have been recognized upon delivery and acceptance by the customer in a later period. Additionally, parts net sales increased $8.6 million, or 5.3%, compared to the first six months of 2017, due to increased demand in Europe and China, partially offset by decreased sales in North America, primarily from multiple customer shutdowns due to a fire at a U.S. supplier to the OEMs and reduced customer pricing on certain parts. The Company's adoption of ASC 606 had a minimal impact on parts net sales in the first six months of 2018. Foreign currency translation had a positive impact on segment net sales of $6.2 million, or 3.6%, in the first six months of 2018 compared to the first six months of 2017.

The Thermal Acoustical Solutions segment reported operating income of $21.4 million, or 11.2% of net sales, in the first six months of 2018, compared to operating income of $30.2 million, or 17.7% of net sales, in the first six months of 2017. The decrease in operating income of $8.8 million and operating margin of 650 basis points was due to lower gross margin of 750 basis points primarily due to increased labor and variable overhead expenses of approximately 350 basis points, including outsourcing costs, overtime associated with new product launch activity and expedited freight expenses for customer deliveries caused by equipment downtime and other inefficiencies. Increased raw material commodity costs, primarily aluminum, were approximately 200 basis points. Also, lower sales from customer shut-downs and the resulting fixed costs under-absorption resulted in lower gross margin of approximately 80 basis points. This decrease to gross margin was partially offset by a 100 basis point decrease in selling, product development and administrative expenses as a percentage of net sales due to managed spending coupled with sales growth. Lower severance of $0.3 million and salaries and sales commissions of $0.3 million were partially offset by increased stock compensation expense of $0.2 million in the first six months of 2018 compared to the first six months of 2017. Foreign currency translation had a favorable impact on operating income of $0.2 million, or 0.7%, in the first six months of 2018 compared to the first six months of 2017.

Corporate Office Expenses

Corporate office expenses for the second quarter of 2018 were $6.3 million, compared to $5.9 million in the second quarter of 2017. The increase of $0.4 million was primarily due to increased corporate strategic initiatives expense of $1.2 million, partially offset by lower accrued incentive compensation of $0.5 million and decreased other administrative expenses of $0.3 million in the second quarter of 2018 compared to the second quarter of 2017.

Corporate office expenses for the first six months of 2018 were $12.5 million, compared to $11.9 million in the first six months of 2017. The increase of $0.6 million was primarily due to increased corporate strategic initiatives expense of $1.2 million, partially offset by lower accrued incentive compensation of $0.4 million and decreased other administrative expenses of $0.2 million in the first six months of 2018 compared to the first six months of 2017.

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

At June 30, 2018, the Company held $50.6 million in cash and cash equivalents, including $14.3 million in the U.S. with the remaining held by foreign subsidiaries.

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

Interest is charged on borrowings at the Company’s option of either: (i) Base Rate plus the Applicable Rate, or (ii) the Eurodollar Rate plus the Applicable Rate. The Base Rate is a fluctuating rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by Bank of America, and (c) the Eurocurrency Rate plus 1.00%. The Eurocurrency Rate means (i) if denominated in LIBOR quoted currency, a fluctuating LIBOR per annum rate equal to the London Interbank Offered Rate; (ii) if denominated in Canadian Dollars, the rate per annum equal to the Canadian Dealer Offered Rate; or (iii) the rate per annum as designated with respect to such alternative currency at the time such alternative currency is approved by the Lenders. The Applicable Rate is determined based on the Company’s Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). The Applicable Rate added to the Base Rate Committed Loans ranges from 15 basis points to 100 basis points, and the Applicable Rate added to Eurocurrency Rate Committed Loans and Letters of Credit ranges from 75 basis points to 175 basis points. The Company pays a quarterly fee ranging from 17.5 basis points to 30 basis points on the unused portion of the $175 million available under the Amended Credit Facility. At June 30, 2018, the Company had borrowing availability of $94.5 million under the Amended Credit Facility net of $76.6 million of borrowings outstanding and standby letters of credit outstanding of $3.9 million.

In addition to the amounts outstanding under the Amended Credit Facility, the Company has various acquired foreign credit facilities totaling approximately $8.4 million. At June 30, 2018, the Company's foreign subsidiaries had $0.1 million in borrowings outstanding as well as $2.0 million in standby letters of credit outstanding.

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

Operating Cash Flows

Net cash provided by operating activities in the first six months of 2018 was $8.0 million compared with $27.8 million in the first six months of 2017. In the first six months of 2018, net income and non-cash adjustments were $39.5 million compared to $41.9 million in the first six months of 2017. Since December 31, 2017, net operating assets and liabilities increased by $31.5 million, primarily due to increases of $11.9 million in accounts receivable, $15.6 million in inventories and $7.6 million in contract assets, partially offset by a decrease of $7.4 million in accounts payable. Also, contributions to the Company's defined benefit pension plan increased by $1.8 million in the first six months of 2018 compared to 2017. The Company expects to contribute approximately $7.0 million in 2018 to further fund the plan. The increase in accounts receivable and contract assets was primarily due to higher net sales across all segments in the second quarter of 2018 compared to the fourth quarter of 2017. The increase in inventory was principally due to higher raw material inventories, primarily associated with strategic purchases within the Technical Nonwovens segment to ensure sufficient levels of inventory to meet seasonal demands. The increase in accounts payable was primarily driven by the timing of vendor payments within the Technical Nonwovens segment, as well as the timing of payments for capital expenditures during the first six months of 2018.

Investing Cash Flows

In the first six months of 2018, net cash used for investing activities was $16.1 million compared to $15.4 million in the first six months of 2017. Investing activities in the first six months of 2018 consisted of cash outflows of $16.3 million for capital expenditures and cash proceeds from the sale of equipment of $0.2 million. Investing activities in the first six months of 2017 consisted of cash outflows of $15.1 million for capital expenditures and a final purchase price adjustment of $0.4 million related to the Gutsche acquisition. Capital spending for 2018 is expected to be approximately $30 million to $35 million.

Financing Cash Flows

In the first six months of 2018, net cash used for financing activities was $0.3 million compared to $23.8 million in the first six months of 2017. Debt repayments were $0.1 million and $21.6 million under the Company's Amended Credit Facility in the first six months of 2018 and 2017, respectively. The Company acquired $0.8 million and $2.5 million in company stock through its equity compensation plans during the first six months of 2018 and 2017, respectively. The Company received $0.7 million from the exercise of stock options in the first six months of 2018, compared to $0.3 million in the first six months of 2017.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Note 1 of the “Notes to Consolidated Financial Statements” and Critical Accounting Estimates in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2017, and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. There have been no significant changes in the Company’s critical accounting estimates during the quarter or six months ended June 30, 2018, except for those described in Note 2 of this report in relation to the Company's adoption of ASC 606.

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

Interest Rate Risk

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impact interest paid on its debt. The Company has debt with variable rates of interest based generally on LIBOR. Increases in interest rates could therefore significantly increase the associated interest payments that the Company is required to make on this debt. From time to time, the Company may enter into interest rate swap agreements to manage interest rate risk. The Company has assessed its exposure to changes in interest rates by analyzing the sensitivity to Lydall’s earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on the variable interest rate debt as of June 30, 2018, the Company’s net income would decrease by an estimated $0.4 million over a twelve-month period.

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

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer (the “CEO”) and the Executive Vice President and Chief Financial Officer (the "CFO"), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"), and that such information is accumulated and communicated to management of the Company, with the participation of its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2018 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In May of 2018, the Company met with the NHDES to finalize the proposed remedial actions from the site investigation report. The Company recorded a minimal incremental amount in the second quarter of 2018 associated with the cost of the proposed remedial actions resulting in an environmental liability of $0.1 million at June 30, 2018. Additionally, the Company expects to incur approximately $0.2 million of capital expenditures in 2018, which will be recorded as incurred, in relation to the lining of the Company's fresh water waste lagoons.

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

During the three months ended June 30, 2018, the Company did not repurchase any shares of its common stock.

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

LYDALL, INC.

July 31, 2018	By:	/s/ Randall B. Gonzales
Randall B. Gonzales Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)