Form 10-K
period 2018-12-31
LYDALL INC /DE/
filed 2019-02-26
CIK 60977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018
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

Large accelerated filer ☒	Non-accelerated filer ☐	Accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

On June 30, 2018, the aggregate market value of the Registrant’s voting stock held by nonaffiliates was $731,167,924 based on the New York Stock Exchange closing price on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

On February 13, 2019, there were 17,545,802 shares of Common Stock outstanding, exclusive of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the definitive Proxy Statement to be distributed in connection with the Registrant’s
Annual Meeting of Stockholders to be held on April 26, 2019.

The exhibit index is located on pages 40 – 42.

INDEX TO ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2018

The information called for by Items 10, 11, 12, 13 and 14, to the extent not included in this document, is incorporated herein by reference to such information included in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and distributed in connection with Lydall, Inc.’s 2019 Annual Meeting of Stockholders to be held on April 26, 2019.

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

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current assumptions relating to the Company’s business, the economy and future conditions. Forward-looking statements generally can be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “forecasts,” “predicts,” “targets,” “prospects,” “strategy,” “signs” and other words of similar meaning in connection with the discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash and other measures of financial performance. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Forward-looking statements in this Annual Report on Form 10-K include, among others, statements relating to:

•	Overall economic, business and political conditions and the effects on the Company’s markets;

•	Outlook for first quarter and full year 2019;

•	Expected vehicle production in the North American, European or Asian markets;

•	Growth opportunities in markets served by the Company;

•	Ability to integrate the Interface Performance Materials business, which was acquired in the third quarter of 2018;

•	Expected future financial and operating performance of Interface Performance Materials;

•	Expected costs and future savings associated with restructuring programs;

•	Expected gross margin, operating margin and working capital improvements from the application of Lean Six Sigma;

•	Future impact of raw material commodity costs;

•	Product development and new business opportunities;

•	Future strategic transactions, including but not limited to: acquisitions, joint ventures, alliances, licensing agreements and divestitures;

•	Pension plan funding and expected impacts of Lydall Pension Plan termination during 2019;

•	Future cash flow and uses of cash;

•	Future amounts of stock-based compensation expense;

•	Future earnings and other measurements of financial performance;

•	Ability to meet cash operating requirements;

•	Future levels of indebtedness and capital spending;

•	Ability to meet financial covenants in the Company's amended revolving credit facility, which was further revised and under which outstanding borrowings increased in the third quarter of 2018;

•	Future impact of the variability of interest rates and foreign currency exchange rates;

•	Expected future impact of recently issued accounting pronouncements upon adoption, including the new leasing standard effective January 1, 2019;

•	Future effective income tax rates and realization of deferred tax assets;

ii

•	Estimates of fair values of reporting units and long-lived assets used in assessing goodwill and long-lived assets for possible impairment; and

•	The expected outcomes of legal proceedings and other contingencies, including environmental matters.

All forward-looking statements are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements made in this Annual Report on Form 10-K, as well as in press releases and other statements made from time to time by the Company’s authorized officers. Such risks and uncertainties include, among others, worldwide economic cycles and political changes that affect the markets which the Company’s businesses serve, which could have an effect on demand for the Company’s products and impact the Company’s profitability; challenges encountered in the integration of the Interface Performance Materials acquisition; disruptions in the global credit and financial markets, including diminished liquidity and credit availability; changes in international trade agreements and trade policies including tariff regulation and trade restrictions; swings in consumer confidence and spending; unstable economic growth; volatility in foreign currency exchange rates; raw material pricing and supply issues; fluctuations in unemployment rates; retention of key employees; increases in fuel prices; changes in tax laws; and outcomes of legal proceedings, claims and investigations; and cybersecurity attacks or intrusions that could adversely impact the Company's business, as well as other risks and uncertainties identified in Part I, Item 1A — Risk Factors of this Annual Report on Form 10-K. The Company does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

iii

PART I

Item 1.	BUSINESS

Lydall, Inc. has been incorporated in Delaware since 1987 after originally being incorporated in Connecticut in 1969. The principal executive offices are located in Manchester, Connecticut. The Company designs and manufactures specialty engineered nonwoven filtration media, industrial thermal insulating solutions, and thermal and acoustical barriers for filtration/separation and heat abatement and sound dampening applications.

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

SEGMENTS

During 2018, the Company’s reportable segments were Performance Materials, Technical Nonwovens and Thermal Acoustical Solutions. The Performance Materials segment reports the results of the Filtration, and Sealing and Advanced Solutions businesses. The Technical Nonwovens segment reports the results of Industrial Filtration and Advanced Materials products. The Thermal Acoustical Solutions segment reports the results of parts and tooling products. For additional information regarding the Company’s reportable segments, refer to Note 13 in the Consolidated Financial Statements included in this Annual Report on Form 10-K.

Effective January 1, 2018, the Thermal/Acoustical Metals and Thermal/Acoustical Fibers operating segments were combined into a single operating segment named Thermal Acoustical Solutions. These automotive segments were combined into one segment to allow the Company to better serve its customers, leverage operating disciplines and drive efficiencies across the global automotive operations.

Prior year segment amounts throughout the Notes to the Condensed Consolidated Financial Statements have been recast to reflect the new segment structure. The recast of historical business segment information had no impact on consolidated financial results.

Performance Materials Segment

The Performance Materials segment includes filtration media solutions primarily for air, fluid power, life science and industrial applications (“Filtration”), and sealing and gasket solutions, thermal insulation, energy storage, and other engineered products (“Sealing and Advanced Solutions”).

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

Filtration products include LydAir® MG (Micro-Glass) Air Filtration Media, LydAir® MB (Melt Blown) Air Filtration Media, LydAir® SC (Synthetic Composite) Air Filtration Media, and Arioso® Membrane Composite Media. These products constitute the critical media component of clean-air systems for applications in clean-space, commercial, industrial and residential HVAC, power generation, respiratory protection, and industrial processes. Lydall has leveraged its extensive technical expertise and applications knowledge into a suite of media products covering the vast liquid filtration landscape across the transportation and industrial fields. The LyPore® Liquid Filtration Media series address a variety of application needs in fluid power including hydraulic filters, air-water and air-oil coalescing, industrial fluid processes and diesel fuel filtration. LyPore® media and Solupor® ultra-high molecular weight polyethylene membranes also serve critical liquid filtration/separation applications such as biopharmaceutical pre-filtration and clarification, lateral flow diagnostic and analytical testing, potable water filtration and high purity process filtration such as those found in food and beverage and medical applications.

Sealing and Advanced Solutions products include nonwoven specialty engineered materials for a multitude of applications. Interface fiber-reinforced gasket materials serve the heavy-duty diesel, automobile, small engine, transmission and compressor markets. These products handle demanding sealing challenges with a diverse range of metallic, non-metallic, rubber-coated and laminate materials that comprise the extensive Sealing materials portfolio. Interface Engineered Components are ready to use soft and hard gasket parts sold directly to OEMs and aftermarket applications. An example is Select-a-Seal® rubber-edged composite (REC) technology that provides robust sealing, compression, adhesion, and shear strength for driveline applications. Advanced Solutions’ nonwoven veils, papers and specialty composites for the building products, appliance, energy and industrial markets include Manniglas® Thermal Insulation Papers, and Lytherm® Insulation Media for high temperature technology applications. Lydall’s Cryotherm® Super-Insulating Media, CRS-Wrap® Super-Insulating Media and Cryo-Lite® Cryogenic Insulation products are industry standards for state-of-the-art cryogenic insulation designs used by manufacturers of cryogenic equipment for liquid gas storage, piping, and transportation. Additional specialty composite materials include specialty fiber calendar bowl products to service the printing and textile industries and press pad materials for industrial lamination processes.

Technical Nonwovens Segment

The Technical Nonwovens segment primarily produces needle punch nonwoven solutions for a multitude of industries and applications. Products are manufactured and sold globally under the leading brands of Lydall Industrial Filtration, Southern Felt, Gutsche, and Texel. Industrial Filtration products include nonwoven rolled-good felt media and filter bags used primarily in industrial air and liquid filtration applications. Nonwoven filter media is an effective solution to satisfy increasing emission control regulations in a wide range of industries, including power, cement, steel, asphalt, incineration, mining, food, and pharmaceutical. Advanced Materials products include nonwoven rolled-good media used in commercial applications and predominantly serves the geosynthetics, automotive, industrial, medical, and safety apparel markets. Automotive media is provided to Tier I/II suppliers and as well as the Company's Thermal Acoustical Solutions segment.
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

Typically, the Company’s business can be slightly stronger in the first half of the calendar year given the timing of customer order patterns and planned customer shutdowns in North America and Europe that typically occur in the third and fourth quarters of each year. Lydall maintains levels of inventory and grants credit terms that are normal within the industries it serves. The Company uses a wide range of raw materials in the manufacturing of its products, including aluminum and other metals to manufacture most of its automotive heat shields and various glass and petroleum derived fibers in its Performance Materials, Technical Nonwovens, and Thermal Acoustical Solutions segments. The majority of raw materials used are generally available from a variety of suppliers.

Sales to Ford Motor Company accounted for 14.8%, 17.3% and 19.6% of Lydall’s net sales in the years ended December 31, 2018, 2017 and 2016, respectively. No other customers accounted for more than 10% of Lydall's net sales in such years.

Backlog at January 31, 2019 was $137.6 million. Lydall’s backlog was $114.4 million at December 31, 2018, $109.0 million at December 31, 2017, and $94.9 million at December 31, 2016. The increase in backlog at year-end 2018 compared to year-end 2017 was primarily driven by the Performance Materials segment due to the acquisition of the Interface business on August 31, 2018, offset by a decrease in backlog in the Technical Nonwovens segment due to timing of projects in 2017. Thermal Acoustical Solutions segment backlog, which comprises the majority of total backlog, may be impacted by various assumptions, including future automotive production volume estimates, changes in program launch timing and changes in customer development plans. The Company believes that global automotive orders are typically fulfilled within a two month period and therefore represent a reasonable time frame to be included as Thermal Acoustical Solutions segment backlog.

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

As of December 31, 2018, Lydall employed approximately 3,300 people. The Company has approximately 250 employees in the United States under union contracts expiring between February 2019 through July 2022. All employees at the facilities in France and the Netherlands are covered under a National Collective Bargaining Agreement. Certain salaried and all hourly employees in Germany, the United Kingdom, China, Canada and India are also covered under some form of a National Collective Bargaining Agreement. Lydall considers its employee relationships to be satisfactory.

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

Further, the implementation of more restrictive trade policies, including the imposition of tariffs, or the renegotiation of existing trade agreements by the U.S. or by countries where the Company sell products or procure materials incorporated into our products, including in connection with the U.K.'s pending withdrawal from the EU, could negatively impact the Company's business, results of operations and financial condition. For example, a government's adoption of "buy national" policies or retaliation by another government against such policies, such as tariffs, could have a negative impact on the Company's results of operations by decreasing the demand for Company products in certain countries and/or increasing the prices on raw materials that are critical to the Company's businesses.

The Company’s foreign and export sales were 53.5% of net sales in 2018, 54.2% in 2017, and 46.9% in 2016. If the global economy were to take a significant downturn, depending on the length, duration and severity of such downturn, the Company’s business and financial statements could be adversely affected.

The Company’s Thermal Acoustical Solutions segment is tied primarily to general economic and automotive industry conditions - Sales to the automotive market accounted for 46.3% of the Company’s net sales in 2018, 48.3% in 2017, and 56.2% in 2016. The segment net sales from products manufactured in North America were 69.6%, 72.3%, and 73.1% in 2018, 2017, and 2016, respectively, with the remainder manufactured in Europe and Asia. This segment is closely tied to general economic and automotive industry conditions as demand for vehicles depends largely on the strength of the economy, employment levels, consumer confidence levels, the availability and cost of credit, the cost of fuel, legislative and regulatory oversight and trade agreements. These factors have had, and could continue to have, a substantial impact on the segment. Adverse developments could reduce demand for new vehicles, causing Lydall’s customers to reduce their vehicle production in North America, Europe and Asia and, as a result, demand for Company products would be adversely affected.

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

Incurring a substantial amount of indebtedness could have an adverse effect on the Company’s financial health and make it more difficult for Lydall to obtain additional financing in the future - The Company incurred a substantial amount of debt to fund the purchase price of the acquisition of the Interface Performance Materials business. Incurring this additional debt may have an adverse effect on the Company’s financial condition and may limit Lydall’s ability to obtain any necessary financing in the future for working capital, capital expenditures, future acquisitions, debt service requirements or other purposes. Additionally, the Company may not be able to generate sufficient cash flow or otherwise obtain funds necessary to meet the additional debt obligations. Any default under the Amended Credit Facility would likely result in the acceleration of the repayment obligations to our lenders.

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

Raw material pricing, supply issues, and disruptions in transportation networks could affect all of the Company’s businesses - The Thermal Acoustical Solutions segment uses aluminum and other metals to manufacture most of its automotive heat shields. The Thermal Acoustical Solutions and Technical Nonwovens segments use various petroleum-derivative fibers in manufacturing products, and the Performance Materials segment uses various glass-derivative fibers in manufacturing products. If the prices and duties of these raw materials, or any other raw materials used in the Company’s businesses increase, the Company may not have the ability to pass all of the incremental cost increases on to its customers, which was the case in 2018. In addition, an interruption in the ability of the Company to source such materials, including government trade restrictions, could negatively impact operations and sales.

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

Volatility in the securities markets, interest rates, actuarial assumptions and other factors could substantially increase the Company’s costs and funding for its defined benefit pension plans - The Company’s defined benefit pension plans are funded with trust assets invested in a diversified portfolio of securities. Changes in interest rates, mortality rates, investment returns, and the market value of plan assets may affect the funded status and cause volatility in the net periodic benefit cost and future funding requirements of such plans. A significant increase in benefit plan liabilities or future funding requirements could have a negative impact on the Company’s financial statements.

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

Changes in Accounting Standards - The Company’s accounting and financial reporting policies conform to U.S. generally accepted accounting principles (“U.S. GAAP”), which are periodically revised and/or expanded. The application of accounting principles is also subject to varying interpretations over time. Accordingly, the Company is required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by various parties, including accounting standard setters and those who interpret the standards, such as the FASB and the SEC. Such new financial accounting standards may change the financial accounting or reporting standards that govern the preparation of the Company’s Consolidated Financial Statements. During 2018, the Company adopted Accounting Standards Update (“ASU”) 2014-09, Revenue from Contracts with Customers, which provided for comprehensive changes in revenue recognition and superseded nearly all existing U.S. GAAP. In February 2016, the FASB issued ASU 2016-02, Leases, which is a wide-ranging change to lease accounting that is applicable to the Company beginning in 2019. Implementing changes required by new standards, requirements or laws require interpretation of rules and development of new accounting policies and internal controls that if not appropriately applied could result in financial statement errors, deficiencies in internal control as well as significant costs to implement.

Changes in tax rates and exposure to additional income tax liabilities - The Company is subject to risks with respect to changes in tax law and rates, changes in rules related to accounting for income taxes, or adverse outcomes from tax audits that are in process or future tax audits in various jurisdictions in which the Company operates. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). The changes included in the Tax Reform Act were broad and complex.  Future changes in interpretations of the Tax Reform Act, including any legislative action to address questions that arose because of the Tax Reform Act, and any changes in accounting standards for income taxes or related interpretations in response to the Tax Reform Act, may significantly impact the Company's overall effective tax rate and taxes paid.  In addition, certain jurisdictions in which the Company operates have statutory rates greater than or less than the United States statutory rate. Changes in the mix and source of earnings between jurisdictions could have a significant impact on the Company’s overall effective tax rate.

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

The Company’s foreign operations expose it to business, economic, political, legal, regulatory and other risks - The Company believes that in order to be competitive and grow its businesses, it needs to maintain significant foreign operations. Foreign sales were $363.7 million, $322.4 million and $212.5 million for the years ended December 31, 2018, 2017, and 2016, respectively. Foreign operations are subject to inherent risks including political and economic conditions in various countries, unexpected changes in regulatory requirements (including tariff regulations and trade restrictions), longer accounts receivable collection cycles and potentially adverse tax consequences. The Company has little control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter its business practices in time to avoid the adverse effect of any of these possible changes.

Foreign currency exchange rate fluctuations and limitations on repatriation of earnings may affect the Company’s results of operations - The Company’s financial results are exposed to currency exchange rate fluctuations and an increased proportion of its assets, liabilities and expenses are denominated in non-U.S. dollar currencies. There can be significant volatility in foreign currencies that impact the Company, primarily the British Pound Sterling, Euro, Chinese Yuan, and Canadian Dollar. The Company’s foreign and domestic operations seek to limit foreign currency exchange transaction risk by completing transactions in functional currencies whenever practical or through the use of foreign currency forward exchange contracts when deemed appropriate. If the Company does not successfully hedge its currency exposure, changes in the rate of exchange between these currencies and the U.S. dollar may negatively impact the Company. Translation of the results of operations and financial condition of its foreign operations into U.S. dollars may be affected by exchange rate fluctuations. Additionally, limitations on the repatriation of earnings, including imposition or increase of withholding and other taxes on remittances, may limit or negatively impact the Company’s ability to redeploy or distribute cash. The Company receives a material portion of its revenue from foreign operations. Foreign operations generated approximately 46.3%, 46.1% and 37.5% of total net sales in 2018, 2017, and 2016, respectively.

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

The Company uses a combination of insurance and self-insurance to provide for potential liabilities - For property risk, workers’ compensation, automobile and general liability, director and officers’ liability and employee health care benefits, the Company uses a combination of insurance and self-insurance. The Company estimates the liabilities associated with the risks retained by Lydall, in part, by considering historical claims experience and other actuarial assumptions which, by their nature, are subject to a high degree of variability.

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

The Company may incur liabilities under various government statutes for the investigation and cleanup of contaminants previously released into the environment. Although there is no certainty, the Company does not anticipate that compliance with current provisions relating to the protection of the environment or that any payments the Company may be required to make for cleanup liabilities will have a material adverse effect upon the Company's cash flows, competitive position, financial condition or results of operations. Current and on-going environmental matters are further addressed in Item 3, Legal Proceedings, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 15 to the Consolidated Financial Statements in our 2018 Annual Report on Form 10-K.

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

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The principal properties of the Company as of December 31, 2018 are situated at the following locations and have the following characteristics:

Location	Primary Business Segment/General Description	Type of Interest
Hamptonville, North Carolina	Thermal Acoustical Solutions – Product Manufacturing	Owned
Yadkinville, North Carolina	Thermal Acoustical Solutions – Product Manufacturing	Leased
Meinerzhagen, Germany	Thermal Acoustical Solutions – Product Manufacturing	Owned
Saint-Nazaire, France	Thermal Acoustical Solutions – Product Manufacturing	Owned
Taicang, China	Thermal Acoustical Solutions – Product Manufacturing	Leased
Green Island, New York	Performance Materials – Specialty Media Manufacturing	Owned
Rochester, New Hampshire	Performance Materials – Specialty Media Manufacturing	Owned
Saint-Rivalain, France	Performance Materials – Specialty Media Manufacturing	Owned
Fulton, New York	Performance Materials – Specialty Media Manufacturing	Owned
Marshalltown, Iowa	Performance Materials – Specialty Media Manufacturing	Owned
Altenkirchen, Germany	Performance Materials – Specialty Media Manufacturing	Owned
St. Elzear, Quebec, Canada	Technical Nonwovens - Filtration Media Manufacturing	Owned
St. Marie, Quebec, Canada	Technical Nonwovens - Filtration Media Manufacturing	Owned
Rossendale, United Kingdom	Technical Nonwovens - Filtration Media Manufacturing	Owned
North Augusta, South Carolina	Technical Nonwovens - Filtration Media Manufacturing	Owned
Wuxi, China	Technical Nonwovens - Filtration Media Manufacturing	Leased
Fulda, Germany	Technical Nonwovens - Filtration Media Manufacturing	Leased
Manchester, Connecticut	Corporate Office	Owned

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
In the fourth quarter of 2016, as part of a groundwater discharging permitting process, water samples collected from wells and process water basins at the Company’s Rochester, New Hampshire manufacturing facility, within the Performance Materials segment, showed concentrations of Perfluorinated Compounds (“PFCs”) in excess of state ambient groundwater quality standards. In January 2017, the Company received a notification from the State of New Hampshire Department of Environmental Services (“NHDES”) naming Lydall Performance Materials, Inc. a responsible party with respect to the discharge of regulated contaminants and, as such, required the Company to take action to investigate and remediate the impacts in accordance with standards established by the NHDES. The Company conducted a site investigation, the scope of which was reviewed by the NHDES, in order to assess the extent of potential soil and groundwater contamination and develop a remedial action. Based on input received from NHDES in 2017 with regard to the scope of the site investigation, the Company recorded $0.2 million of expense. In 2018, the Company received a response from the NHDES to the site investigation report outlining proposed remedial actions. The Company recorded an additional $0.1 million of expense in 2018 associated with the expected costs to remediate the impacts of the discharge of regulated contaminants in accordance with standards established by the NHDES. During 2018, the environmental liability was fully reduced reflecting payments made to vendors, resulting in no balance at December 31, 2018. Additionally, the Company incurred $0.2 million of capital expenditures in 2018, in relation to the lining of the Company's fresh water waste lagoons. The site investigation is ongoing. The Company cannot be sure that costs will not exceed the current estimates until this matter is closed with the NHDES, nor that any future corrective action at this location would not have a material effect on the Company’s financial condition, results of operations or liquidity.

In December 2018, the New York State Department of Environmental Conservation (“NYDEC”) informed the Company that the newly acquired Interface site located at Hoosick Falls, NY will be the subject of an investigation in to the possibility of it being an inactive hazardous disposable waste site.  The letter specifically references perflourinated compounds or per- and polyfluoroalkyl substances (“PFAS”) that have been detected in a nearby water supply, soil and/or surface water.  Notably, the PFAS contamination has been identified in the Hoosick Falls area for some time and other large manufacturers in the area have previously been identified as a source.  The Company will conduct a site investigation, the scope of which is in the planning stage with the NYDEC, in order to assess the extent of the potential contamination and develop a remedial action, if necessary. The Company does not know the scope or extent of its future obligations, if any, that may arise from the site investigation and therefore is unable to estimate the cost of any corrective action. Accordingly, the Company cannot assure that the costs of any future corrective at this location would not have a material effect on the Company's financial condition, results of operations or liquidity.

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

Not applicable.

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Lydall, Inc. or its subsidiaries, together with the offices presently held by them, their business experience since January 1, 2014, and their age as of March 1, 2019, the record date of the Company’s 2019 Annual Meeting, are as follows:

Name	Age	Position and Date of Appointment	Other Business Experience Since 2014
Dale G. Barnhart	66	President, Chief Executive Officer (August 27, 2007)	Not applicable
Randall B. Gonzales	47	Executive Vice President and Chief Financial Officer (March 12, 2018)
Chief Financial Officer and Treasurer, Progress Rail Services Corporation, a wholly-owned subsidiary of Caterpillar Inc. (2014-2018), a diversified global supplier of railroad and transit system products and services; Chief Financial Officer, Marketing and Sales, Nissan Motor Co., Ltd (2011 - 2014), a Fortune Global 50 automotive manufacturer.

Joseph A. Abbruzzi	60	President, Technical Nonwovens, (February 20, 2014); formerly Sr. Vice President, General Manager, Lydall Thermal/Acoustical Fibers (March 14, 2011)	Not applicable
Scott M. Deakin	52	President, Lydall Thermal Acoustical Solutions (August 30, 2017); formerly Executive Vice President and Chief Financial Officer, (September 8, 2015)
Executive Vice President and Chief Financial Officer, Ensign-Bickford Industries, Inc. (2009 – 2015), a diversified global manufacturer with operating segments that serve the aerospace & defense, life science, specialty chemicals (divested in 2016) and food & flavoring industries.

James V. Laughlan	46
Vice President, Chief Accounting Officer and Treasurer (March 26, 2013); formerly Chief Accounting Officer, Controller and Treasurer (July 27, 2012); formerly Chief Accounting Officer and Controller (March 29, 2010)
			Not applicable
Paul A. Marold	57	President, Performance Materials (February 15, 2016)
Chief Operating Officer, Sontara, a division of Jacob Holm & Sons (2014-2016), a global manufacturer of spunlace nonwoven fabrics and finished goods; Senior Vice President, Growth & Innovation, Clarcor, Inc. (2013-2014), a global manufacturer of filtration products.

Chad A. McDaniel	45	Senior Vice President, Chief Administrative Officer and General Counsel (May 13, 2015); formerly Vice President, General Counsel and Secretary (May 10, 2013)	Director, Chase Corporation (2016), NYSE: CCF, a manufacturer of protective materials for high reliability applications.

There is no family relationship among any of the Company’s directors or executive officers.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

The Company’s Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol LDL. As of December 31, 2018, 8,384 stockholders of record held 17,555,672 shares of Lydall’s Common Stock, $0.01 par value.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company acquired 23,581 shares through withholding during 2018, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, which allow the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due. The following table details the activity for the fourth quarter ended December 31, 2018.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Activity October 1, 2018 - October 31, 2018	—	$—	—	—
Activity November 1, 2018 - November 30, 2018	—	$—	—	—
Activity December 1, 2018 - December 31, 2018	2,855	$20.99	—	—
Total	2,855	$20.99	—	—

PERFORMANCE GRAPH

The following performance graph and related information shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any filing of Lydall, Inc. under the Exchange Act, except to the extent that the Company specifically incorporates it by reference in such filing.

The following graph compares the cumulative total return on Lydall’s shares over the past five years with the cumulative total return on shares of companies comprising the Standard & Poor’s Smallcap 600 Index and the Russell 2000 Index. Cumulative total return is measured assuming an initial investment of $100 on December 31, 2013, including reinvestment of dividends, if any. Due to the diversity of niche businesses that the Company participates in, it is difficult to identify a reasonable peer group or one industry or line-of-business index for comparison purposes. Thus, Lydall has chosen to compare its performance to the Standard & Poor’s Smallcap 600 Index and to the Russell 2000 Index, which are comprised of issuers with generally similar market capitalizations to that of the Company.

	12/13	12/14	12/15	12/16	12/17	12/18
Lydall, Inc.	100.00	186.27	201.36	351.02	288.03	115.27
S&P Smallcap 600	100.00	105.76	103.67	131.20	148.56	135.96
Russell 2000	100.00	104.89	100.26	121.63	139.44	124.09

*	$100 invested on 12/31/13 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

In thousands except per share amounts and ratio data	2018 (1)	2017	2016 (2)	2015 (3)	2014 (4)
Financial results for the year
Net sales	$785,897	$698,437	$566,852	$524,505	$535,829
Gross margin	19.4%	23.4%	24.5%	23.4%	21.5%
Operating margin	6.3%	9.5%	9.8%	10.1%	6.4%
Net income	$34,944	$49,317	$37,187	$46,259	$21,847
Depreciation and amortization	$32,731	$25,939	$19,401	$17,162	$17,531
Capital expenditures	$29,630	$24,915	$28,159	$21,555	$19,001
Common stock per share data
Basic net income	$2.03	$2.89	$2.20	$2.76	$1.31
Diluted net income	$2.02	$2.85	$2.16	$2.71	$1.28
Financial position
Working capital	$195,732	$171,389	$165,162	$158,303	$140,229
Property, plant and equipment, net	$213,369	$170,332	$160,795	$114,433	$115,357
Goodwill	$196,963	$68,969	$63,606	$16,841	$21,943
Other intangible assets, net	$136,604	$40,543	$41,447	$5,399	$7,841
Total assets	$872,686	$560,871	$527,029	$358,260	$361,770
Long-term debt, net of current maturities	$314,641	$76,913	$128,141	$20,156	$40,315
Total stockholders’ equity	$369,275	$353,396	$273,456	$245,225	$212,599
Total debt to total capitalization	46.8%	17.9%	32.0%	7.7%	16.1%

Please read Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Annual Report on Form 10-K and the Notes to the Consolidated Financial Statements for specific changes in the Company and its markets that provide context to the above data for the years 2016 through 2018 including, without limitation, discussions concerning (i) how global economic uncertainties have affected the Company’s results; (ii) the impact of the acquisitions and divestitures; (iii) the impact of foreign currency translation; (iv) asset impairment charges; (v) consolidation and restructuring charges; (vi) the German Cartel settlement; (vii) the impact of the adoption of new accounting standards, including ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” and ASU 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost" and (viii) the Company’s effective tax rate.

(1) During 2018, the Company completed the acquisitions of the PCC and Interface businesses. The results of PCC and Interface, from their respective acquisition dates on July 12, 2018 and August 31, 2018, respectively, have been included within the Company's Consolidated Financial Statements as of and for the year ended December 31, 2018 and contributed to the increase in the balance sheet line items above.

(2) During 2016, the Company completed the acquisitions of the Texel and Gutsche businesses. The results of Texel and Gutsche, from their respective acquisition dates on July 7, 2016 and December 31, 2016, were included within the Company's Consolidated Financial Statements as of and for the year ended December 31, 2016 and contributed to the increase in the balance sheet line items above.

(3) On January 30, 2015, the Company sold all of the outstanding shares of common stock of its Life Sciences Vital Fluids business, reported as Other Products and Services.  As a result, the Company recognized a gain on the sale of $18.6 million, reported as non-operating income, and net income of $11.8 million, or $0.69 per diluted share, for the year ended December 31, 2015.

(4) During 2014, the Company completed the acquisition of the filtration businesses of Andrews Industries, Limited on February 20, 2014. The results of these businesses were included within the Company's Consolidated Financial Statements as of and for the year ended December 31, 2014.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Outlook

Lydall, Inc. and its subsidiaries (collectively, the “Company” or “Lydall”) designs and manufactures specialty engineered nonwoven filtration media, industrial thermal insulating solutions, and thermal and acoustical barriers for filtration/separation and heat abatement and sound dampening applications. Lydall principally conducts its business through three reportable segments: Performance Materials, Technical Nonwovens, and Thermal Acoustical Solutions, with sales globally.

The Performance Materials segment includes filtration media solutions primarily for air, fluid power, life science and industrial applications (“Filtration”), and sealing and gasket solutions, thermal insulation, energy storage, and other engineered products (“Sealing and Advanced Solutions”).

On August 31, 2018, the Company acquired an engineered sealing materials business operating under Interface Performance Materials ("Interface"), based in Lancaster, Pennsylvania for $268.4 million, net of cash acquired of $5.2 million, subject to a post-closing purchase price adjustment. A globally-recognized leader in the delivery of engineered sealing solutions, the Interface operations manufacture wet-laid gasket and specialty materials primarily serving OEM and Tier I manufacturers in the agriculture, construction, earthmoving, industrial, and automotive segments. The acquired business has been included in the Company's Performance Materials operating segment since the date of acquisition.

The Technical Nonwovens segment primarily produces needle punch nonwoven rolled-good felt media and filter bags used primarily in industrial air and liquid filtration applications ("Industrial Filtration") to satisfy increasing emission control regulations in a wide range of industries, including power, cement, steel, asphalt, incineration, mining, food, and pharmaceutical. Products also include nonwoven rolled-good media used in commercial applications and predominantly serves the geosynthetics, automotive, industrial, medical, and safety apparel markets. Automotive media is provided to Tier I/II suppliers as well as the Company's Thermal Acoustical Solutions segment ("Advanced Materials").

Effective January 1, 2018, the Company's former Thermal/Acoustical Metals and Thermal/Acoustical Fibers operating segments were combined into a single operating segment named Thermal Acoustical Solutions. The Thermal Acoustical Solutions segment offers a full range of engineered products tailored for the transportation and industrial sectors to thermally shield sensitive components from high heat, improve exhaust gas treatment and lower harmful emissions as well as assist in the reduction of noise, vibration and harshness (NVH). Within the transportation sector, Lydall’s products are found in the interior (dash insulators, cabin flooring), underbody (wheel well, aerodynamic belly pan, fuel tank, exhaust, tunnel, spare tire) and under hood (engine compartment, outer dash, powertrain, catalytic converter, turbo charger, manifolds) of cars, trucks, SUVs, heavy duty trucks and recreational vehicles.

Financial Highlights

Below are financial highlights comparing Lydall’s 2018 results to its 2017 results:

•
Consolidated net sales were $785.9 million in 2018, compared to $698.4 million in 2017, an increase of $87.5 million, or 12.5%, with the increase primarily attributable to the acquisition of Interface on August 31, 2018. The change in consolidated net sales is summarized in the following table:

Components	Change in Net Sales	Percent Change
Acquisitions	$48,918	7.0%
Parts volume and pricing change	15,104	2.2%
Change in tooling sales	12,860	1.8%
Foreign currency translation	10,578	1.5%
Total	$87,460	12.5%

•
Gross margin decreased to 19.4% in 2018 compared to 23.4% in 2017, primarily driven by the Thermal Acoustical Solutions segment, and to a lesser extent the Technical Nonwovens segment. The Thermal Acoustical Solutions segment negatively impacted consolidated gross margin by approximately 350 basis points due to higher labor and overhead costs, primarily associated with new product launch activity, commodity inflation and lower customer pricing. The Technical Nonwovens segment negatively impacted consolidated gross margin by approximately140 basis points, principally driven by commodity inflation and unfavorable product mix, partially offset by increased customer pricing, while the Performance Materials segment favorably impacted consolidated gross margin by approximately 90 basis points from improved segment mix, driven by higher margin sales from the acquired Interface business since August 31, 2018.

•
Operating income was $49.2 million, or 6.3% of net sales in 2018, compared to $66.2 million, or 9.5% of net sales in 2017; Operating margin declined due to the negative impact of lower gross margin of 400 basis points, partially offset by a 70 basis point reduction in selling, product development and administrative expenses. Operating income in 2018 was favorably impacted by decreased cash incentive and stock compensation expenses of approximately $4.9 million, or 60 basis points, compared to 2017. The following items are included in operating income for 2018 and 2017 and impact the comparability of each year:

	2018		2017
Components (in thousands except per share amounts)	Operating income effect	EPS impact	Operating income effect	EPS impact
Strategic initiatives expenses	$3,631	$0.18	$778	$0.03
TNW restructuring expenses	2,296	$0.12	662	$0.03
Inventory step-up purchase accounting adjustments	1,975	$0.09	1,108	$0.04
Intangible assets amortization expenses	9,308	$0.40	4,483	$0.19
Automotive segments consolidation expenses	—	$—	1,693	$0.06
Reduction in force severance expenses	—	$—	987	$0.04
Impairment charge	—	$—	772	$0.03

•	Net income was $34.9 million, or $2.02 per diluted share in 2018, compared to $49.3 million, or $2.85 per diluted share in 2017.

Liquidity

Cash was $49.2 million at December 31, 2018, compared to $59.9 million at December 31, 2017. Net cash provided by operations was $44.7 million in 2018 compared to $62.9 million in 2017. Lower operating income and working capital expansion drove lower cash generation.

On August 31, 2018, in connection with the Interface acquisition, the Company amended and restated its $175 million senior secured revolving credit agreement ("Amended Credit Agreement") and increased the available borrowing from $175 million to $450 million, added three additional lenders and extended the maturity date from July 7, 2021 to August 31, 2023. Under the terms of the Amended Credit Agreement, the lenders provided a term loan commitment of $200 million and revolving loans of up to $250 million. The Amended Credit Agreement may be increased by an aggregate amount not to exceed $150 million through an accordion feature, subject to specified conditions. As of December 31, 2018, there was approximately $108 million of availability under the Credit Agreement. The Company's cash from operations and capacity under its Amended Credit Agreement provide for sufficient cash availability to support organic growth programs and fund capital investments.

Outlook

Entering 2019, demand is generally steady and the businesses are experiencing a stabilization of key raw material costs, but the Company continues to monitor the uncertainties around governmental actions impacting global trade regulations. The Company is executing on the integration of Interface and expects consolidated EBITDA growth in the first quarter of 2019 compared to the first quarter of 2018. With focused cost control and margin improvement plans across the businesses, and expected year over year raw material cost reductions, the Company currently expects full year 2019 EBITDA margin expansion.

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

In thousands of dollars	2018	Percent Change	2017	Percent Change	2016
Net sales	$785,897	12.5%	$698,437	23.2%	$566,852

Net sales in 2018 increased by $87.5 million, or 12.5%, compared to 2017. Net sales increased in the Performance Materials segment by $52.5 million, or 7.5% of consolidated net sales, including $48.9 million from acquisitions in 2018. The Thermal Acoustical Solutions segment reported sales growth of $23.3 million, or 3.3% of consolidated net sales, including increased tooling sales of $13.5 million and parts sales of $9.8 million. The increase in tooling sales within the Thermal Acoustical Solutions segment was primarily due to new platform launches and the Company's adoption of ASC 606 which resulted in the recognition of $1.6 million of tooling sales as the Company's performance obligations were satisfied over time in 2018 compared to 2017 when tooling sales were recognized when delivered and accepted by the customer. In total, the Company's adoption of ASC 606 contributed additional sales of $4.3 million in 2018 compared to 2017. The Technical Nonwovens segment reported sales growth of $8.0 million, or 1.1% of consolidated net sales. Foreign currency translation had a favorable impact on net sales of $10.6 million, or 1.5% of consolidated net sales, impacting the Thermal Acoustical Solutions, Technical Nonwovens and Performance Materials segments by $4.9 million, $3.7 million and $2.0 million, respectively.

Net sales in 2017 increased $131.6 million, or 23.2%, compared to 2016. This increase was primarily related to greater net sales in the Technical Nonwovens segment of $113.6 million, or 20.0% of consolidated net sales, including $87.3 million of net sales from the Texel and Gutsche acquisitions, which occurred on July 7, 2016 and December 31, 2016, respectively, as well as increased net sales of $26.3 million from the other Technical Nonwovens operations. Additionally, there were volume increases in all other segments. The Thermal Acoustical Solutions segment reported growth in net sales of $20.9 million, or 3.7% of consolidated net sales in 2017 compared to 2016. The Performance Materials segment reported growth in net sales of $5.5 million, or 1.0% of consolidated net sales. Foreign currency translation had a favorable impact on net sales of $2.8 million, or 0.5% of consolidated net sales, in 2017 compared to 2016.

Cost of Sales

In thousands of dollars	2018	Percent Change	2017	Percent Change	2016
Cost of sales	$633,252	18.3%	$535,078	25.0%	$428,048

Cost of sales in 2018 increased by $98.2 million, or 18.3%, compared to 2017 primarily due to increased sales volumes of $76.9 million, primarily from the Interface acquisition which contributed $45.7 million, increased raw material commodity and tariff costs, increased labor and overhead expenses and foreign currency translation which increased cost of sales by $9.0 million, or 1.7%. Overall, the Company was negatively impacted in 2018 by higher raw material commodity and tariff costs of approximately $12.0 million compared to 2017, with approximately $6.5 million and $5.0 million impacting the Thermal Acoustical Solutions and Technical Nonwovens segments, respectively. The Thermal Acoustical Solutions segment was also negatively impacted by increased labor and overhead expenses of approximately $13.0 million, including outsourcing costs, expedited freight expenses for customer deliveries caused by equipment downtime and other inefficiencies. Cost of sales also increased in 2018 compared to 2017 due to unfavorable product mix and higher labor and overhead expenses in the Technical Nonwovens and Performance Materials segments.

Cost of sales in 2017 increased $107.0 million, or 25.0%, compared to 2016. The increase was primarily due to increased sales in the Technical Nonwovens segment of $113.6 million, primarily related to the Texel and Gutsche acquisitions which increased cost of sales by $69.5 million, as well as increases in sales in all other segments aggregating to $26.5 million, increasing cost of sales by $26.6 million. Also contributing to the increase in cost of sales in 2017 compared to 2016 were higher raw material commodity costs and higher overhead costs in the Thermal Acoustical Solutions segment, partially offset by improved mix of products. Foreign currency translation increased cost of sales by $2.5 million, of 0.6%, in 2017 compared to 2016.

Gross Profit

In thousands of dollars	2018	2017	2016
Gross profit	$152,645	$163,359	$138,804
Gross margin	19.4%	23.4%	24.5%

The decrease in gross margin by 400 basis points in 2018 compared to 2017 was primarily attributable to the Thermal Acoustical Solutions segment which negatively impacted consolidated gross margin by approximately 350 basis points, primarily related to increased labor and overhead expenses of approximately 180 basis points, including outsourcing costs, overtime associated with new product launch activity and expedited freight expenses for customer deliveries caused by equipment downtime and other inefficiencies. Increased commodity costs, primarily aluminum and tariffs, were approximately 80 basis points. Finally, lower customer pricing on certain automotive parts reduced gross margin by approximately 40 basis points in 2018 compared to 2017. The Technical Nonwovens segment negatively impacted consolidated gross margin by approximately 140 basis points, primarily related to higher raw material commodity costs, unfavorable product mix and incremental restructuring related expenses of $1.5 million partially offset by the absence of the negative impact of $1.1 million of purchase accounting adjustments relating to inventory step up in 2017. The Performance Materials segment favorably impacted consolidated gross margin by approximately 90 basis points, driven by favorable segment mix, primarily related to the Interface acquisition on August 31, 2018, as the Performance Materials segment was a larger proportion of consolidated net sales at greater gross margin than the other two segments in 2018 compared to 2017.

The decrease in gross margin by 110 basis points in 2017 compared to 2016 was primarily attributable to the Thermal Acoustical Solutions which negatively impacted consolidated gross margin by approximately 80 basis points, primarily related to increased overhead expenses including operational inefficiencies, increased raw material commodity costs and reduced customer pricing in 2017 compared to 2016. The Technical Nonwovens segment negatively impacted consolidated gross margin by approximately 20 basis points, primarily related to lower customer pricing, unfavorable mix and restructuring expenses, partially offset by lower raw material commodity costs and decreased purchase accounting adjustments relating to inventory step-up in 2017 compared to 2016. Additionally, the Performance Materials segment negatively impacted consolidated gross margin by approximately 10 basis points primarily related to unfavorable mix on higher margin termination buys in 2016 and lower customer pricing in 2017.

Selling, Product Development and Administrative Expenses

In thousands of dollars	2018	2017	2016
Selling, product development and administrative expenses	$103,457	$97,159	$83,359
Percentage of net sales	13.2%	13.9%	14.7%

Selling, product development and administrative expenses in 2018 increased by $6.3 million, but decreased 70 basis points as a percentage of net sales, compared to 2017. This increase in expenses was primarily related to the acquisition of Interface on August 31, 2018, which contributed $10.6 million of expense during 2018, including $3.4 million of intangible assets amortization expense. This increase was partially offset by decreased legacy selling, product development and administrative expenses of $4.3 million in 2018 compared to 2017. Included in this decrease was lower cash incentive and stock compensation expense of $5.2 million, based on the Company's lower achievement of financial targets under its incentive programs, the absence of $1.6 million of expenses associated with the combination of the Company's former T/A Metals and T/A Fibers segments in 2017, reduced corporate consulting expenses of $1.1 million and the absence of a 2017 non-cash long-lived asset impairment charge of $0.8 million in the Performance Materials segment. Partially offsetting those reduced 2018 expenses was greater strategic initiatives expenses of $2.9 million, primarily related to the acquisition of Interface, higher intangibles amortization expense of $1.4 million from TNW segment acquisitions and increased salaries and benefits of $0.7 million in 2018 compared to 2017.

Selling, product development and administrative expenses in 2017 increased by $13.8 million, or 16.6%, compared to 2016. This increase was primarily related to the Technical Nonwovens segment due to the acquisitions of Texel on July 7, 2016 and Gutsche on December 31, 2016 resulting in an additional $13.0 million of selling, product development and administrative expenses, which included $2.9 million of incremental intangible amortization expense from TNW segment acquisitions. All other selling, product development and administrative expenses increased $0.8 million, or 1.0%, in 2017 compared to 2016. This increase was primarily due to greater salaries and benefits of $2.6 million, $1.6 million of expenses associated with the combination of the company's former T/A Metals and T/A Fibers segments, higher corporate consulting expenses primarily in support of organic growth initiatives of $1.6 million, greater information technology expenses of $1.2 million, and a non-cash long-lived asset impairment charge of $0.8 million in the Company's Performance Materials segment in 2017 compared to 2016. These increases were partially offset by the absence of a $3.5 million settlement charge in the fourth quarter of 2016 in connection with a German Cartel office investigation, lower strategic initiatives expenses of $2.8 million and a decrease in other selling, product development and administrative expenses of $0.7 million in 2017 compared to 2016.

Interest Expense

In thousands of dollars	2018	2017	2016
Interest expense	$6,212	$2,720	$1,068
Weighted average interest rate during the year	3.4%	2.2%	1.4%

The increase in interest expense for 2018 compared to 2017 was due to higher borrowings incurred to finance the Interface acquisition on August 31, 2018 and increased interest rates.

The increase in interest expense in 2017 compared to 2016 was due to higher average borrowings used to finance both the Texel and Gutsche acquisitions on July 7, 2016 and December 31, 2016, respectively, and increased interest rates.

Other Income and Expense

In thousands of dollars	2018	2017	2016
Other (income) expense, net	$(289)	$2,161	$(562)

Other (income) expense, net, primarily represents the net impact recognized with the revaluation of trade payables and receivables, cash and intercompany loans denominated in currencies other than the functional currencies of the Company's subsidiaries.

During 2018, the Company adopted ASU No. 2017-07, which required certain components of net periodic pension and postretirement costs be presented outside income from operations. During 2018, $0.3 million of net benefit costs were included in other (income) expense, net. The retrospective adoption of this ASU resulted in the reclassification of net benefit costs of $0.8 million from operating income in 2017 to other (income) expense, net.

Income Taxes

	2018	2017	2016
Effective income tax rate	19.5%	19.5%	32.4%

In 2018, the effective tax rate of 19.5% was below the federal statutory rate and included valuation allowance activity of $0.6 million. This was primarily a result of the fourth quarter partial release of valuation allowance on the Netherlands net operating losses offset by a valuation allowance addition in Germany. Compared to 2017, the tax benefit from stock compensation expense had a lesser impact on the 2018 rate because of less windfall benefits recognized. Also, foreign income taxed at lower rates had a lesser impact on the 2018 rate because of new U.S. regulations that were released in the fourth quarter 2018 that limit the amount of the tax benefit recorded compared to 2017.

In 2017, in addition to the Tax Reform Act, which favorably impacted the effective tax rate by a net $3.7 million, the effective tax rate of 19.5% was impacted by a favorable mix of taxable income generated from foreign income taxed at lower rates, resulting in a tax benefit of $1.7 million, net of $0.7 million of expense to correct a foreign tax error in prior years. The Company also recorded a tax benefit of $1.1 million attributable to the Domestic Production Activities Deduction, a tax benefit of $2.7 million related to stock based compensation and a tax benefit of $1.5 million attributable to the release of certain reserves for uncertain tax positions from the settlement of the IRS tax audit that closed in the third quarter of 2017. These favorable adjustments were partially offset by tax expense of $0.3 million against certain deferred tax assets in China, as future realization of the assets is not reasonably assured.

In 2016, the effective tax rate of 32.4% was positively impacted by a favorable mix of taxable income generated from countries with lower tax rates compared to that of the United States at that time, resulting in a tax benefit of $1.3 million. The Company also recorded a tax benefit of $1.5 million attributable to the Domestic Production Activities Deduction and a tax benefit of $1.1 million related to stock based compensation. These favorable adjustments were partially offset by tax expense of $1.2 million related to a nondeductible German Cartel settlement and a net increase in valuation allowance against certain deferred tax assets of $0.7 million, primarily related to tax valuation allowances of $0.5 million recorded against certain net deferred tax assets in the Netherlands and China, as future realization of the assets is not reasonably assured.

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, China, France, Germany, Hong Kong, the Netherlands, Canada and the United Kingdom. Within the next fiscal year, the Company expects to conclude certain income tax matters through the year ended December 31, 2015 and it is reasonably expected that net unrecognized benefits of $0.3 million may be recognized. The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $3.6 million as of December 31, 2018. However, $1.4 million of the unrecognized tax benefits, if recognized, would be offset in pre-tax income by the reversal of indemnification assets due to the Company. The Company is no longer subject to U.S. federal examinations for years before 2015, state and local examinations for years before 2013, and non-U.S. income tax examinations for years before 2003.

SEGMENT RESULTS

Consolidated Net Sales	For the Years Ended December 31,
In thousands	2018	2017	2016
Performance Materials Segment (1):
Filtration	$93,089	$87,173	$83,345
Sealing and Advanced Solutions	76,128	29,496	27,783
Performance Materials Segment net sales	169,217	116,669	111,128
Technical Nonwovens Segment (2):
Industrial Filtration	157,606	147,087	90,415
Advanced Materials (3)	119,465	121,990	65,090
Technical Nonwovens net sales	277,071	269,077	155,505
Thermal Acoustical Solutions Segment:
Parts	328,057	318,217	298,016
Tooling	37,370	23,888	23,176
Thermal Acoustical Solutions Segment net sales	365,427	342,105	321,192
Eliminations and Other (3)	(25,818)	(29,414)	(20,973)
Consolidated Net Sales	$785,897	$698,437	$566,852

Operating Income	For the Years Ended December 31,
In thousands	2018	2017	2016
Performance Materials Segment (1)	$13,139	$12,321	$12,574
Technical Nonwovens Segment (2)	21,323	26,047	15,584
Thermal Acoustical Solutions Segment	38,085	53,132	53,072
Corporate Office Expenses	(23,359)	(25,300)	(25,785)
Consolidated Operating Income	$49,188	$66,200	$55,445

(1)	The Performance Materials segment reports the results of Interface and PCC for the periods following the dates of acquisitions of August 31, 2018 and July 12, 2018, respectively.

(2)	The Technical Nonwovens segment reports results of Texel and Gutsche for the periods following the date of acquisitions of July 7, 2016 and December 31, 2016, respectively.

(3)
Included in the Technical Nonwovens segment and Eliminations and Other is $22.2 million, $26.5 million and $18.2 million in intercompany sales to the Thermal Acoustical Solutions segment for the years ended December 31, 2018, 2017 and 2016, respectively.

Performance Materials Segment

Segment net sales increased $52.5 million, or 45.0%, in 2018 compared to 2017. The increase was primarily due to acquisitions in 2018 and contributed $48.9 million of net sales. Additionally, all other Performance Materials net sales increased $3.6 million, primarily due to increased net sales of filtration products related to increased demand in the liquid filtration market and to a lesser extent, air filtration in North America. Foreign currency translation positively impacted net sales by $2.0 million, or 1.7%, in 2018 compared to 2017. The Company's adoption of ASC 606 had a minimal impact on net sales in 2018.

The Performance Materials segment reported operating income of 13.1 million, or 7.8% of net sales, in 2018, compared to operating income of $12.3 million, or 10.6% of net sales, in 2017. The decrease in operating margin of 280 basis points was driven in part by the acquisition of Interface, which negatively impacted operating margin by 220 basis points, primarily due to $3.4 million, or 200 basis points, of intangible asset amortization expense and a $2.0 million, or 110 basis points, purchase accounting adjustment to cost of sales related to inventory step-up. These decreases to operating margin were partially offset by improved product mix from the Interface business by approximately 90 basis points. The remaining decrease in operating margin of 60 basis points from the legacy Performance Materials businesses was due to lower gross margin of 190 basis points, primarily related to increased overhead costs, higher labor costs and unfavorable product mix. This decrease to legacy Performance Materials gross margin was partially offset by a 130 basis point decrease in selling, product development and administrative expenses as a percentage of net sales, primarily due to the absence of a non-cash long-lived asset impairment charge of $0.8 million recorded in 2017 and lower accrued incentive compensation of $0.4 million in 2018 compared to 2017.

Segment net sales increased $5.5 million, or 5.0%, in 2017 compared to 2016. Filtration product net sales increased $3.8 million, or 4.6% in 2017 compared to 2016. The increase in filtration product net sales was primarily due to higher overall demand and share gains for filtration products, particularly in North America and Europe. Sealing and advanced solutions sales increased $1.7 million, or 6.2%, primarily due to an increase in thermal insulation product net sales from increased order activity in cryo liquid natural gas and energy related applications, and to a lesser extent, improved market demand in the insulation space in 2017 compared to 2016. Foreign currency translation had a positive impact on segment net sales of $0.7 million, or 0.6%, in 2017 compared to 2016.

The Performance Materials segment reported operating income of $12.3 million, or 10.6% of net sales in 2017, compared to operating income of $12.6 million, or 11.3% of net sales in 2016. The reduction in operating margin was primarily due to a decrease in gross margin of 70 basis points, primarily due to unfavorable mix on higher margin product termination buys in 2016, lower customer pricing and unfavorable absorption of labor and overhead costs in 2017 compared to 2016. Also contributing to the decrease in operating margin was higher selling, product development and administrative expenses of $1.0 million, or 10 basis points as a percentage of net sales, including $0.8 million from a non-cash long-lived asset impairment charge recorded in the first quarter of 2017. Other increases included higher salaries and benefits of $0.4 million, partially offset by a decrease in other selling, product development and administrative expenses of $0.2 million in 2017 compared to 2016.

Technical Nonwovens Segment

Segment net sales increased $8.0 million, or 3.0%, in 2018 compared to 2017 primarily due to increased pricing, favorable foreign currency translation and the adoption of ASC 606. Industrial filtration sales increased $10.5 million, or 7.2%, from increased demand and pricing in Europe and North America. This increase was partially offset by decreased net sales in advanced materials of $2.5 million, or 2.1%, primarily driven by decreased sales of automotive rolled-good material for use in the Thermal Acoustical Solutions segment manufacturing process. Foreign currency translation had a positive impact on segment net sales of $3.7 million, or 1.4%, in 2018 compared to 2017. The Company's adoption of ASC 606 contributed $2.3 million of the sales increase in 2018 compared to 2017.

The Technical Nonwovens segment reported operating income of $21.3 million, or 7.7%, of net sales in 2018, compared to $26.0 million, or 9.7%, of net sales in 2017. The decrease in operating margin of 200 basis points was attributable to lower gross margin of 210 basis points. Gross margin was negatively impacted by incremental segment restructuring expenses of $1.5 million, or 60 basis points, unfavorable product mix and higher raw material costs, partially offset by increased pricing and inventory step-up of $1.1 million, or 40 basis points, in 2017. Selling, product development and administrative expenses increased $0.6 million in 2018 compared to 2017, but decreased by approximately 10 basis points as a percentage of net sales. The increase in selling, product development and administrative expenses was primarily related to higher amortization of intangible assets of $1.4 million and increased salaries and benefits of $0.9 million, partially offset by lower accrued incentive and stock compensation expenses of $1.4 million, and a decrease in other administrative expenses of $0.3 million.

Segment net sales increased by $113.6 million, or 73.0%, in 2017 compared to 2016 primarily due to net sales of $87.3 million from the acquisitions of Texel and Gutsche which occurred on July 7, 2016 and December 31, 2016, respectively. The remaining increase in segment net sales of $26.3 million, or 16.9%, was from advanced materials products which increased $14.4 million primarily due to increased sales of automotive rolled-good material for use in the Thermal Acoustical Solutions segment manufacturing process, and industrial filtration products, which increased $11.9 million, primarily due to improved demand globally in power generation markets. Foreign currency translation favorably impacted segment net sales by $0.5 million, or 0.3%, in 2017 compared to 2016.

The Technical Nonwovens segment reported operating income of $26.0 million, or 9.7%, of segment net sales in 2017 compared to operating income of $15.6 million, or 10.0%, of segment net sales in 2016. The increase in segment operating income of $10.4 million was principally from the acquisitions of Texel and Gutsche, which contributed a combined increase of $7.5 million of operating income. The remaining increase in segment operating income of $2.9 million was due to increased sales from the segment's North America and China operations. The decrease in operating margin of 30 basis points was attributable to increased selling, product development and administrative expenses of $14.1 million, or an increase of 130 basis points as a percentage of net sales, primarily due to increased Texel and Gutsche expenses of $13.7 million, partially offset by improved gross margin of 90 basis points. Improved gross margin was primarily due to lower raw material costs and decreased expenses for purchase accounting adjustments to cost of sales related to inventory step-up of $0.8 million, partially offset by reduced customer pricing, unfavorable product mix and restructuring expenses of $0.4 million. Included in selling, product development and administrative expenses was incremental intangibles amortization expense of $2.9 million from the acquired Texel and Gutsche businesses in 2017 compared to 2016 and 2017 restructuring expenses of $0.3 million. Foreign currency favorably impacted operating income by $0.1 million, or 0.8%, in 2017 compared to 2016.

Thermal Acoustical Solutions Segment

Segment net sales increased $23.3 million, or 6.8%, in 2018 compared to 2017. Tooling net sales increased $13.5 million compared to 2017 principally due to new platform launches, and to a lesser extent, the impact of the Company's adoption of ASC 606. The new standard resulted in the recognition of an additional $1.6 million of segment tooling sales that under prior accounting rules would have been recognized upon delivery and acceptance by the customer in a later period. Parts net sales increased $9.8 million, or 3.1%, compared to 2017, due to increased demand in Europe and Asia, partially offset by marginally lower net sales in North America due to reduced customer pricing. The Company's adoption of ASC 606 had a minimal impact on parts net sales in 2018. Foreign currency translation had a positive impact on segment net sales of $4.9 million, or 1.4%, in 2018 compared to 2017.

The Thermal Acoustical Solutions segment reported operating income of $38.1 million, or 10.4% of net sales, in 2018, compared to operating income of $53.1 million, or 15.5% of net sales, in 2017. The decrease in operating income of $15.0 million and operating margin of 510 basis points was due to lower gross margin of 630 basis points primarily due to increased labor and variable overhead expenses of approximately 320 basis points, including outsourcing costs, overtime associated primarily with new product launch activity and expedited freight expenses for customer deliveries caused by equipment downtime and other inefficiencies. Increased raw material commodity costs, primarily aluminum, and tariffs, were approximately 180 basis points. This decrease to gross margin was partially offset by a $2.7 million decrease in selling product development and administrative expenses, or a 120 basis points decrease as a percentage of net sales, due to the absence of $1.2 million of expenses associated with the combination of the Company's former T/A Metals and T/A Fibers segments in 2017, lower salaries and sales commissions of $0.6 million, primarily from savings realized on the segment combination, lower computer maintenance and support expenses of $0.4 million and decreased other administrative costs of $0.5 million in 2018 compared to 2017.

Segment net sales increased by $20.9 million, or 6.5%, in 2017 compared to 2016. Parts net sales increased by $20.2 million, or 6.8%, in 2017 compared to 2016, primarily due to increased global demand on Lydall's existing and new platforms. Foreign currency translation had a favorable impact on parts net sales of $1.4 million, or 0.5%, in 2017 compared to 2016. Tooling net sales increased $0.7 million, or 3.1%, compared to 2016 due to the timing of new product launches. Foreign currency translation had a favorable impact on tooling sales of $0.3 million, or 1.1%, in 2017 compared to 2016.

The Thermal Acoustical Solutions segment reported 2017 operating income of $53.1 million, or 15.5%, of segment net sales, compared to $53.1 million, or 16.5% of net sales in 2016. The decrease in operating margin of 100 basis points was due to lower gross margin of 180 basis points due to higher raw material commodity costs, reduced customer pricing and increased overhead expenses including operational inefficiencies in 2017 compared to 2016. The decrease in gross margin was partially offset by lower segment selling, product development and administrative expenses of $1.0 million, or 80 basis points as a percentage of net sales, primarily due to the absence of a $3.5 million, or 110 basis points, settlement charge in the fourth quarter of 2016 in connection with a German Cartel office investigation. This decrease to selling, product development and administrative expenses was partially offset by increased salaries of $1.2 million and $1.2 million of expenses associated with the combination of the Company's former T/A Metals and T/A Fibers segments in 2017 compared to 2016. Overall, 2017 operating income and operating margin were negatively impacted by consolidation expenses of $1.4 million, or 40 basis points, and severance expenses of $0.7 million, or 20 basis points. Foreign currency translation had a minimal impact on operating income in 2017 compared to 2016.

Corporate Office Expenses

The decrease in corporate office expenses of $1.9 million in 2018 compared to 2017 was primarily due to decreased stock and cash incentive compensation expenses of $3.4 million based on lower achievement of certain financial targets. Also, consulting expenses were lower in 2018 by $1.2 million, partially offset by increased corporate strategic initiatives expenses of $2.7 million, primarily related to acquisitions, in 2018 compared to 2017.

The decrease in corporate office expenses of $0.5 million in 2017 compared to 2016 was primarily due to decreased strategic initiatives expenses of $2.8 million, partially offset by increased consulting expenses of $1.3 million, primarily related to organic growth initiatives, higher salaries of $0.5 million, increased recruiting expenses of $0.3 million and increases in other administrative expenses of $0.3 million in 2017 compared to 2016.

LIQUIDITY AND CAPITAL RESOURCES

	For the Year Ended December 31,
In thousands except ratio data	2018	2017	2016
Cash and cash equivalents	$49,237	$59,875	$71,934
Cash provided by operating activities	$44,739	$62,936	$69,727
Cash used for investing activities	$(300,965)	$(27,329)	$(177,708)
Cash provided by (used for) financing activities	$247,476	$(53,209)	$106,375
Depreciation and amortization	$33,162	$26,130	$19,559
Capital expenditures	$(31,291)	$(27,006)	$(25,466)
Total debt	$324,813	$77,190	$128,775
Total capitalization (debt plus equity)	$694,088	$430,586	$402,231
Total debt to total capitalization	46.8%	17.9%	32.0%

The Company assesses its liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. The principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect the overall management of liquidity include capital expenditures, investments in businesses, strategic transactions, income tax payments, debt service payments, outcomes of contingencies, foreign currency exchange rates, foreign cash repatriation and pension funding. The Company manages worldwide cash requirements by considering available funds among domestic and foreign subsidiaries. The Company expects to finance its 2019 operating cash and capital spending requirements from existing cash balances, cash provided by operating activities and through borrowings under the Amended Credit Facility, as needed.

At December 31, 2018, the Company held $49.2 million in cash and cash equivalents, including $14.0 million in the U.S. with the remaining held by foreign subsidiaries.

Operating Cash Flows

Net cash provided by operating activities in 2018 was $44.7 million compared with $62.9 million in 2017. In 2018, net income and non-cash adjustments were $72.9 million compared to $78.7 million in 2017. Net operating assets and liabilities in 2018 increased $28.2 million since December 31, 2017, compared to an increase in net operating assets and liabilities in 2017 of $15.8 million since December 31, 2016. The increase in net operating assets and liabilities in 2018 was primarily due to increases of $7.1 million in accounts receivable and $6.0 million in inventories and a decrease of $5.1 million in accounts payable. Also, contributions to the Company's defined benefit pension plans increased by $3.9 million in 2018 compared to 2017 for total contributions of $7.5 million in 2018. The increase in accounts receivable was primarily due to higher net sales within the Performance Materials segment as well as timing of customer receipts across segments. The increase in inventory was principally due to higher raw material inventories, primarily associated with strategic purchases within the Technical Nonwovens segment. The decrease in accounts payable was primarily driven by the timing of vendor payments within the Technical Nonwovens and Thermal Acoustical Solutions segments, as well as the timing of payments for capital expenditures in 2018.

Net cash provided by operating activities in 2017 was $62.9 million compared with $69.7 million in 2016. In 2017, net income and non-cash adjustments were $78.7 million compared to $61.8 million in 2016. Net operating assets and liabilities in 2017 increased $15.8 million since December 31, 2016, compared to a decrease in net operating assets and liabilities in 2016 of $7.9 million since December 31, 2015. The increase in net operating assets and liabilities in 2017 was primarily due to increases of $11.1 million in inventories, $8.0 million in accounts receivable, $5.2 million in benefit plan liabilities and $4.7 million in accrued taxes, partially offset by an increase of $14.3 million in accounts payable. Increased tooling inventory of $9.2 million, in preparation of new automotive platform launches in 2018, primarily drove the increase in inventories. The increase in accounts receivable was primarily due to higher net sales in the fourth quarter of 2017 compared to the fourth quarter of 2016 across all segments. The decrease in benefit plan liabilities was mainly due to cash contributions to the Company's domestic pension plan of $3.6 million in 2017. The decrease in accrued taxes was primarily due to the timing of income tax payments within our foreign operations. The increase in accounts payable was primarily driven by the timing of tooling inventory purchases within the Thermal Acoustical Solutions segment during fourth quarter of 2017.

Investing Cash Flows

Net cash used for investing activities was $301.0 million in 2018 compared to $27.3 million in 2017. Investing activities in 2018 consisted of cash outflows of $268.4 million to fund the Interface acquisition, net of cash acquired of $5.2 million, and cash outflows of $1.6 million to fund the PCC acquisition. Investing activities in 2017 consisted of cash outflows of $0.3 million for a final purchase price adjustment related to the Gutsche acquisition. Cash outflows for capital expenditures in 2018 were $31.3 million compared to $27.0 million in 2017.

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

Financing Cash Flows

In 2018, net cash provided by financing activities was $247.5 million compared to net cash used for financing activities of $53.2 million in 2017. In the third quarter of 2018, the Company borrowed $338.0 million from its Amended Credit Facility of which the Company repaid $76.6 million in outstanding borrowings under the previous facility and used the remaining proceeds to fund the purchase of the Interface acquisition. In addition, the Company repaid $13.0 million in borrowings under the Amended Credit Facility during the fourth quarter of 2018. The Company had debt repayments of $51.8 million in 2017. The Company acquired $1.0 million and $2.8 million in company stock through its equity compensation plans in 2018 and 2017, respectively. The Company received $0.9 million from the exercise of stock options in 2018, compared to $1.3 million in 2017.

In 2017, net cash used for financing activities was $53.2 million compared with net cash provided by financing activities of $106.4 million in 2016. In 2016, the Company borrowed $116.6 million against its prior credit facility to fund the purchases of the Texel and Gutsche businesses. Debt repayments were $51.8 million and $10.3 million in 2017 and 2016, respectively. The Company acquired $2.8 million in company stock through its equity compensation plans in 2017 compared to $1.1 million in 2016. The Company also received $1.3 million from the exercise of stock options during 2017, compared to $1.2 million during 2016.

Financing Arrangements

On August 31, 2018, the Company amended and restated its $175 million senior secured revolving credit agreement ("Amended Credit Agreement") that increased the available borrowing from $175 million to $450 million, added three additional lenders and extended the maturity date from July 7, 2021 to August 31, 2023.

Under the terms of the Amended Credit Agreement, the lenders are providing up to a $450 million credit facility (the “Facility”) to the Company, under which the lenders provided a term loan commitment of $200 million and revolving loans and issue letters of credit to or for the benefit of the Company and its subsidiaries of up to $250 million. The Facility may be increased by an aggregate amount not to exceed $150 million through an accordion feature, subject to specified conditions. The Facility is secured by substantially all of the assets of the Company.

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

The Amended Credit Agreement contains covenants required of the Company and its subsidiaries, including various affirmative and negative financial and operational covenants. The Company is required to meet certain quarterly financial covenants calculated from the four fiscal quarters most recently ended, including: (i) a minimum consolidated fixed charge coverage ratio, which requires that at the end of each fiscal quarter the ratio of (a) consolidated EBITDA to (b) the sum of consolidated interest charges, redemptions, non-financed maintenance capital expenditures, restricted payments and taxes paid, each as defined in the Amended Credit Agreement, may not be lower than 1.25 to 1.0; and (ii) a consolidated net leverage ratio, which requires that at the end of each fiscal quarter the ratio of consolidated funded indebtedness minus consolidated domestic cash to consolidated EBITDA, as defined in the Amended Credit Agreement, may not be greater than 3.5 to 1.0. The Company was in compliance with all covenants at December 31, 2018.

In November 2018, the Company entered into a five year interest rate swap agreement with a bank which converts the interest on a notional $139.0 million of the Company's one-month LIBOR-based borrowings under its Amended Credit Agreement from a variable rate, plus the borrowing spread, to a fixed rate of 3.09% plus the borrowing spread. The notional amount reduces quarterly by fluctuating amounts through August 2023. In April 2017, the Company entered into a three-year interest rate swap agreement with a bank which converts the interest on a notional $60.0 million of the Company's one-month LIBOR-based borrowings under its Amended Credit Agreement from a variable rate, plus the borrowing spread, to a fixed rate of 1.58% plus the borrowing spread. The notional amount reduces quarterly by $5.0 million through March 31, 2020. These interest rate swap agreements were accounted for as cash flow hedges. Effectiveness of these derivative agreements are assessed quarterly by ensuring that the critical terms of the swaps continue to match the critical terms of the hedged debt.

In addition to the amounts outstanding under the Amended Credit Agreement, the Company has various acquired foreign credit facilities totaling approximately $8.2 million. At December 31, 2018, the Company's foreign subsidiaries had $2.2 million in standby letters of credit outstanding.

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

At December 31, 2018, total indebtedness was $324.8 million, of which $138.0 million was a revolver loan and $186.5 million was a term loan, both governed by the Amended Credit Facility and $0.3 million was capital leases, totaling 46.8% of the Company’s total capital structure. Cash requirements for 2019 are expected to include the funding of ongoing operations, capital expenditures, restructuring programs, payments due on capital and operating leases, pension plan contributions, income tax payments, term loan payments and optional prepayments on the revolver loan. Capital spending for 2019 is expected to be approximately $40 million to $45 million.

The funded status of the Company's defined benefit pension plans are dependent upon many factors, including returns on invested assets, levels of market interest rates, mortality rates and levels of contributions to the plan. The Company expects to contribute approximately $3.5 million to $5.5 million to its domestic defined benefit pension plans in 2019. See Note 10 to the Consolidated Financial Statements for additional information regarding the Company’s pension plans.

Contractual Obligations

The following table summarizes the Company’s significant contractual obligations as of December 31, 2018 and the effect of such contractual obligations are expected to have on the Company’s liquidity and cash flows in future periods. For recent financing activity please refer to “Financing Arrangements” above.

	Payments Due by Period
In thousands	2019	2020	2021	2022	2023	After 5 years	Total
Contractual Obligations:
Operating leases	$6,004	$4,871	$3,877	$3,226	$2,617	$11,111	$31,706
Capital leases*	279	35	—	—	—	—	314
Long-term debt*	24,117	23,837	23,209	22,573	293,017	—	386,753
Total Contractual Obligations	$30,400	$28,743	$27,086	$25,799	$295,634	$11,111	$418,773

*	Includes estimated interest payments

The Company has capital lease agreements for machinery and equipment at multiple operations requiring monthly principal and interest payments through 2020. Operating leases are primarily related to buildings, office equipment, vehicles and machinery.

The Company’s long-term debt payments in the table above represent the estimated annual term loan fixed principal payments, revolver loan payments due in 2023 and annual interest payments. Actual payments may vary significantly depending on future debt levels, timing of debt repayments and sources of funding utilized. Refer to Note 7 to the Consolidated Financial Statements for additional discussion on long-term debt.

In addition to the above contractual obligations, the Company utilizes letters of credit in the ordinary course of business. Outstanding letters of credit were $6.1 million and $6.7 million at December 31, 2018 and 2017, respectively.

The above table does not reflect net tax contingencies of $3.6 million, the timing of which is uncertain. Refer to Note 14 to the Consolidated Financial Statements for additional discussion on unrecognized tax benefits.

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

Goodwill

The Company had goodwill of $197.0 million at December 31, 2018 and $69.0 million at December 31, 2017. Goodwill is not amortized, but rather is subject to impairment tests annually or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units, including related goodwill. The Company’s reporting units are operating segments for which discrete financial information is available and segment management regularly reviews the operating results of that reporting unit.

During the fourth quarter of 2018, the Company performed its annual impairment analysis of the $52.3 million of goodwill in the Technical Nonwovens reporting unit and $144.6 million of goodwill in the Performance Materials reporting unit. Using the qualitative method to analyze the goodwill for the Performance Materials reporting unit, the Company considered the capital markets environment, economic conditions, industry trends, results of operations, and other factors. The Company also considered changes in assumptions used in the Company's most recent quantitative annual testing, including results of operations, the magnitude of excess of fair value over carrying value and other factors. For the Technical Nonwovens reporting unit, to periodically supplement historical qualitative assessments, the Company performed a quantitative assessment of the fair value of the reporting unit utilizing both an income approach, using discounted cash flow projections, and market approach valuations. As a result of this analysis, the Company concluded that the Performance Materials and Technical Nonwovens reporting units' goodwill was not impaired.

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

During the fourth quarter of 2018, as a result of the market changes experienced during 2018 within the automotive sector and the significant decrease in the Company's stock price such that the net book value of the Company exceeded total market capitalization for the Company for a short period of time, an impairment analysis for the long-lived assets within the Thermal Acoustical Solutions segment was performed, which is the segment most impacted by the automotive sector market changes. The Thermal Acoustical Solutions impairment analysis was performed at the asset group level, which is the lowest level of assets for which cash flows could be identified. The Company concluded that undiscounted cash flows were in excess of the total carrying value, and, as a result, the asset groups were not impaired.
During the fourth quarter of 2017, the Company performed an impairment analysis for the long-lived asset group at the Company’s St. Nazaire, France operation, included in the Thermal Acoustical Solutions segment. In connection with the Company’s on-going efforts to improve performance in its Thermal Acoustical Solutions segment, the Company regularly evaluates both tactical and strategic options.  The process of exploring strategic options for the facility during the fourth quarter of 2017 resulted in an indicator of possible impairment.  The Company concluded that the St. Nazaire asset group had undiscounted cash flow that was in excess of its carrying value of $11.6 million and, as a result, the asset group was not impaired at December 31, 2017.
The estimate of undiscounted cash flows of the long-lived asset groups was based on the best information available as of the date of the assessments, which incorporated management's assumptions around cash flows generated from future operations, the estimated economic useful life of the primary assets within the long-lived asset groups, as well as other market information. If cash flows in the future do not meet current expectations a thorough analysis of all the facts and circumstances existing at that time would need to be performed to determine if recording an impairment loss is necessary.
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

The Company maintains a domestic defined benefit pension plan ("U.S. Lydall Pension Plan") and acquired two domestic pension plans in the Interface acquisition ("Interface Pension Plans"), (collectively, "domestic defined benefit pension plans").

A substantial portion of the Company’s pension amounts relate to its domestic defined benefit pension plans. Pension plans outside the United States were not significant at December 31, 2018. As discussed further below, the significant assumptions that impact pension costs include discounts rates, mortality rates, and expected long-term rates of return on invested pension assets.

The U.S. Lydall Pension Plan, which covers certain domestic Lydall employees is noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. During the fourth quarter of 2018, the Company authorized the planned termination of the U.S. Lydall Pension Plan under which approximately 900 participants, including 200 active employees, have accrued benefits. The Company anticipates completing the pension plan termination in 2019. At December 31, 2018, the benefit obligations have been valued at the amount expected to be required to settle the obligations for plan termination, using assumptions regarding the portion of obligations expected to be settled through lump sum payments or annuities and the cost to purchase those annuities. Overall, the Company estimates it will incur pension expense of approximately $29.0 million to $33.0 million in 2019 when the plan settlement is completed. Of that settlement amount, the Company expects to make a one-time cash contribution of approximately $2.0 million to $4.0 million to purchase annuities for participants and make lump sum payments. The estimated expense is subject to change based on valuations at the actual date of settlement.

The Interface Pension Plans cover Interface's union and non-union employees, the plans are closed to new employees and benefits are no longer accruing for the majority of participants. The Company also acquired Interface's domestic post-retirement benefit plan which includes life insurance and medical benefits for certain domestic employees.

A significant element in determining the Company’s pension cost is the expected return on plan assets. Based on a review of market trends, actual returns on plan assets and other factors, including the allocation of the Company’s investments between equity and fixed income funds, the Company’s weighted expected long-term rate of return on plan assets for the domestic defined benefit pension plans was 4.08% at December 31, 2018, which will be utilized for determining 2019 pension cost. A weighted expected long-term rate of return of 5.79% was used for determining 2018 pension expense and 6.30% in determining 2017 pension expense. In determining the expected return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of marketable debt and equity securities and economic and other indicators of future performance. Investment management objectives include maintaining an adequate level of diversification to balance market risk and to provide sufficient liquidity for near-term payments of benefits accrued under the plan and to pay the expenses of administration. The investment plan assets are stated at fair value, which is based on quoted market prices in an active market. The expected long-term rate of return on assets is applied to the value of plan assets at the beginning of the year and this produces the expected return on plan assets that is included in the determination of pension cost for that year. The difference between this expected return and the actual return on plan assets is deferred. The Company continually evaluates its expected long-term rate of return and will adjust such rate as deemed appropriate.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities, as well as the following year’s pension cost. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year.

The discount rate for the U.S. Lydall Pension Plan at December 31, 2018 was 3.66%, a single discount rate determined that produces an equivalent liability to the liability produced using methodology based on estimated lump sum liabilities and annuity purchase cost. The lump sum rate was based on segment rates for September 2018 and a rate for the estimated annuity purchase costs was based on the actuary Rate:Link 10:90 model. The discount rate for this Plan at December 31, 2017 was 3.71%.

For the Interface Pension Plans, the Company based its discount rate assumption on an analysis which included the selection of a bond portfolio comprised of high quality fixed income investments whose cash flows would provide for the projected benefit payments of the plan. The discount rate is then developed as the single rate that equates the market value of the bond portfolio to the discounted value of the plan’s benefit payments. At December 31, 2018, the Company determined this discount rate to be 4.32%.

A one-quarter percentage point change in the assumed long-term rate of return on the Company’s domestic defined benefit pension plans as of December 31, 2018 would impact the Company’s 2019 pre-tax income by approximately $0.2 million. A one-quarter percentage point decrease in the discount rate on the Company’s domestic defined pension plan as of December 31, 2018 would have a minimal impact on the Company’s 2019 pre-tax income. The Company reviews these and other assumptions at least annually.

For the year ended December 31, 2018, the Company recognized pension expense related to its domestic defined benefit pension plans of $0.3 million.

The Company’s weighted average discount rate was 3.99% at December 31, 2018 and will be used for purposes of determining 2019 pension cost. Pension expense for 2019 is expected to be in the range of $29.9 million to $33.9 million which includes one-time settlement expenses expected to be $29.0 million to $33.0 million. The Company contributed $7.5 million to its domestic defined benefit pension plan during 2018 and expects to contribute approximately $3.5 million to $5.5 million in 2019, which includes the contribution to terminate the U.S. Lydall Pension Plan.

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

During 2018 the Company changed its assertion and no longer intends to reinvest certain undistributed earnings of its foreign subsidiaries that have been previously taxed in the U.S. and has recorded taxes associated with this position. For the remainder of the undistributed foreign earnings, unless tax effective to repatriate, the Company will continue to permanently reinvest these earnings. As of December 31, 2018, such undistributed earnings were approximately $1.8 million. The Company estimates that the amount of tax that would be payable on the undistributed earnings if repatriated to the United States could be up to $0.5 million. This amount may vary in the future due to a variety of factors including future tax law changes, future earnings and statutory taxes paid by foreign subsidiaries, and ongoing tax planning strategies by the Company.

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, China, France, Germany, Hong Kong, the Netherlands, Canada and the United Kingdom. Within the next fiscal year, the Company expects to conclude certain income tax matters through the year ended December 31, 2015 and it is reasonably expected that net unrecognized benefits of $0.3 million may be recognized. The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $3.6 million as of December 31, 2018. However, $1.4 million of the unrecognized tax benefits, if recognized, would be offset in pre-tax income by the reversal of indemnification assets due to the Company. The Company is no longer subject to U.S. federal examinations for years before 2015, state and local examinations for years before 2013, and non-U.S. income tax examinations for years before 2003.

Equity Compensation Plans

The Company accounts for awards of equity instruments under the fair value method of accounting and recognizes such amounts in the Consolidated Statements of Operations. The Company recognizes expense on a straight-line basis over the vesting period of the entire award. In accordance with accounting requirements the Company accounts for forfeitures as they occur. Compensation expense for performance based awards is based upon the service period and management’s assessment of the probability of achieving the performance goals and adjusted based upon actual achievement. The Company estimates the fair value of option grants based on the Black Scholes option-pricing model. Expected volatility and expected term are based on historical information. The calculation assumes that future volatility and expected term are not likely to materially differ from the Company’s historical stock price volatility and historical exercise data, respectively.

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:

	2018	2017	2016
Risk-free interest rate	2.7%	2.2%	1.8%
Expected life	5.5 years	5.5 years	5.5 years
Expected volatility	34%	33%	42%
Expected dividend yield	—%	—%	—%

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

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 18 to the Consolidated Financial Statements for information regarding accounting standards issued by the FASB but not effective until after December 31, 2018.

OTHER KEY FINANCIAL ITEMS

Off Balance Sheet Arrangements — Other than operating leases, the Company does not have any other material off-balance sheet financing arrangements.

Inflation — Inflation generally affects the Company through its costs of labor, equipment, energy and raw materials. The Company attempts to offset increased costs by price increases, operating improvements and other cost-saving initiatives, but overall the Company was negatively impacted by commodity inflation in 2018. The Company also has certain arrangements in which it can pass through inflation on raw material costs to its customers.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lydall’s limited market risk exposures relate to changes in foreign currency exchange rates and interest rates.

FOREIGN CURRENCY RISK

The Company has operations in Germany, France, the United Kingdom, the Netherlands, China, Canada and India, in addition to the United States. As a result of this, the Company’s financial results are affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets where the Company manufactures and distributes its products. The Company’s currency exposure is to the US Dollar, the Euro, the Chinese Yuan, the British Pound Sterling, the Canadian Dollar, the Japanese Yen, the Indian Rupee and the Hong Kong Dollar. The Company’s foreign and domestic operations attempt to limit foreign currency exchange transaction risk by completing transactions in local functional currencies, whenever practicable. The Company may periodically enter into foreign currency forward exchange contracts to mitigate exposure to foreign currency volatility. In addition, the Company utilizes bank loans and other debt instruments throughout its operations. To mitigate foreign currency risk, such debt is denominated primarily in the functional currency of the operation maintaining the debt.

The Company also has exposure to fluctuations in currency risk on intercompany loans that the Company makes to certain of its subsidiaries. The Company may periodically enter into foreign currency forward contracts which are intended to offset the impact of foreign currency movements on the underlying intercompany loan obligations.

INTEREST RATE RISK

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impact interest paid on its debt. The Company has borrowings outstanding of $325.0 million from its Amended Credit Facility at December 31, 2018, with a variable interest rate, based generally on LIBOR. Increases in interest rates could therefore significantly increase the associated interest payments that the Company is required to make on this debt. From time to time, the Company may enter into interest rate swap agreements to manage interest rate risk.

In November 2018, the Company entered into a five year interest rate swap agreement with a bank which converts the interest on a notional $139.0 million of the Company's one-month LIBOR-based borrowings under its Amended Credit Agreement from a variable rate, plus the borrowing spread, to a fixed rate of 3.09% plus the borrowing spread. The notional amount reduces quarterly by fluctuating amounts through August 2023. In April 2017, the Company entered into a three year interest rate swap agreement with a bank which converts the interest on the first notional $60.0 million of the Company's one-month LIBOR-based borrowings under its revolver loan from a variable rate, plus the borrowing spread, to a fixed rate of 1.58% plus the borrowing spread. The notional amount reduces quarterly by $5.0 million through March 2020.

The Company has assessed its exposure to changes in interest rates by analyzing the sensitivity to Lydall’s earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on the variable portion of the $325.0 million outstanding borrowings as of December 31, 2018, the Company’s net income would decrease by an estimated $1.3 million over a twelve month period.

The weighted average interest rate on long-term debt was 3.4% for the year ended December 31, 2018, compared with 2.2% and 1.4% for the years ended December 31, 2017 and 2016, respectively.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is contained under Item 15. “Exhibits, Financial Statement Schedules.”

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that, as of December 31, 2018, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
On August 31, 2018, the Company completed the acquisition of Interface Performance Materials ("Interface"). Management considers this transaction to be material to the Company’s consolidated financial statements. The Company is currently in the process of evaluating the existing controls and procedures of the Interface business and integrating the business into our Section 404 compliance program under the Sarbanes-Oxley Act of 2002 (the “Act”) and the applicable rules and regulations under the Act. In accordance with such rules, a company is permitted to exclude an acquired business from management’s assessment of the effectiveness of internal control over financial reporting for the year in which the acquisition is consummated. The Company will report on its assessment of the effectiveness of internal control over financial reporting of its consolidated operations (including the Interface Business) within the time period provided by the Act and the applicable SEC rules and regulations concerning business combinations.
Subject to the foregoing, there has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The Company acquired Interface for $268.4 million, net of cash acquired. The Company excluded Interface from its assessment of the effectiveness of internal control over financial reporting as of December 31, 2018 because it was acquired by the Company in a purchase business combination in 2018. Interface accounted for 10.8% of the Company's total consolidated assets as of December 31, 2018 and 5.8% of the Company's total consolidated revenue for the year then ended.

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework (2013 Framework). Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2018. The effectiveness of the Company's internal control over financial reporting as of December 31, 2018 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference from the sections entitled “Proposal 1 — Election of Directors,” “Corporate Governance” and “Section 16(a) Beneficial Ownership Reporting Compliance” of the definitive Proxy Statement of Lydall to be filed with the Commission within 120 days of the fiscal year ended December 31, 2018 in connection with the Annual Meeting of Stockholders to be held on April 26, 2019 (the “2019 Proxy Statement”). Information regarding the Executive Officers of the Company is contained in this Annual Report on Form 10-K.

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

Information required by this Item is incorporated by reference from the sections entitled “2018 Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis — Compensation Committee Report on Executive Compensation” of the 2019 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is incorporated by reference from the section entitled “Securities Ownership of Directors, Certain Officers and 5% Beneficial Owners” of the 2019 Proxy Statement.

The following table provides information about the Company’s Common Stock that may be issued upon exercise of options and rights under all of the Company’s existing equity compensation plans at December 31, 2018. The number of securities remaining available for issuance at December 31, 2018 was 168,429 and includes shares that may be issued as restricted stock, performance shares and other stock awards.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	922,879	$20.34	168,429
Equity compensation plans not approved by security holders	—	—	—
Total	922,879	$20.34	168,429

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from the sections entitled “Corporate Governance — Independence Determination,” “Related Party Transactions,” and “Compensation Committee Interlocks and Insider Participation” of the 2019 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference from the sections entitled “Proposal 3 — Ratification of Appointment of Independent Auditors,” and “Principal Fees and Services” of the 2019 Proxy Statement.

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

2.3
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

3.2
Amended and Restated Bylaws of the Registrant, as amended and restated as of December 6, 2018, filed as Exhibit 3.2 to the Registrant’s Form 8-K dated December 6, 2018 and incorporated herein by this reference.

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

10.22*
Amended and Restated Form of Lydall, Inc. Performance Share Award Agreement (Three-Year Period) for U.S. employees, filed as Exhibit 10.18 to the Registrant's Annual Report on Form 10-K dated March 3, 2015, filed herewith.

10.23
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

10.27*
Amendment No. 1 to the Agreement, dated February 24, 2016, between the Company and Chad A. McDaniel, amending that certain Employment Agreement dated May 8, 2013, filed as Exhibit 10.31 to the Registrant's Annual Report on Form 10-K dated February 24, 2016 and incorporated herein by reference.

10.28*
Amendment No. 1 to the Agreement, dated February 24, 2016, between the Company and Joseph A. Abbruzzi, amending that certain Employment Agreement dated March 31, 2014, filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K dated February 24, 2016 and incorporated herein by reference.

10.29*
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

10.32*
Second Amended and Restated Security Agreement, dated August 31, 2018 by and between Lydall, Inc., and Bank of America, N.A., filed as Exhibit 10.3 to the registrant's Form 8-K dated September 7, 2018 and incorporated herein by reference.

10.33*
Second Amended and Restated Security Agreement, dated August 31, 2018 by and between Lydall Thermal/Acoustical, Inc., and Bank of America, N.A., filed as Exhibit 10.4 to the registrant's Form 8-K dated September 7, 2018 and incorporated herein by reference.

10.34*
Second Amended and Restated Security Agreement, dated August 31, 2018 by and between Lydall Performance Materials, Inc. (formerly known as Lydall Filtration/Separation, Inc.), and Bank of America, N.A., filed as Exhibit 10.5 to the registrant's Form 8-K dated September 7, 2018 and incorporated herein by reference.

10.35
Second Amended and Restated Security Agreement, dated August 31, 2018 by and between Lydall International, Inc., and Bank of America, N.A., filed as Exhibit 10.6 to the registrant's Form 8-K dated September 7, 2018 and incorporated herein by reference.

10.36
Amended and Restated Security Agreement, dated August 31, 2018 by and between Lydall Southern Felt Company, Inc., and Bank of America, N.A., filed as Exhibit 10.7 to the registrant's Form 8-K dated September 7, 2018 and incorporated herein by reference.

10.37
Security Agreement, dated August 31, 2018, by and between Lydall North America LLC, and Bank of America, N.A., filed as Exhibit 10.8 to the registrant's Form 8-K dated September 7, 2018 and incorporated herein by reference.

10.38
Security Agreement, dated August 31, 2018, by and between Susquehanna Capital Acquisition Co., and Bank of America, N.A., filed as Exhibit 10.9 to the registrant's Form 8-K dated September 7, 2018 and incorporated herein by reference.

10.39
Security Agreement, dated August 31, 2018, by and between Interface Performance Materials, Inc., and Bank of America, N.A., filed as Exhibit 10.10 to the registrant's Form 8-K dated September 7, 2018 and incorporated herein by reference.

10.40
Security Agreement, dated August 31, 2018, by and between Interface Sealing Solutions, Inc., and Bank of America, N.A., filed as Exhibit 10.11 to the registrant's Form 8-K dated September 7, 2018 and incorporated herein by reference.

10.41*	Employment Agreement with Randall B. Gonzales dated March 12, 2018, filed as Exhibit 10.1 to the Registrant’s Form 10-Q dated May 1, 2018 and incorporated herein by this reference.
10.42	Offer letter for Randall B. Gonzales dated January 5, 2018, filed as Exhibit 10.2 to the Registrant’s Form 10-Q dated May 1, 2018 and incorporated herein by this reference.
14.1
Lydall’s Code of Ethics and Business Conduct, as amended, and the supplemental Code of Ethics for the Chief Executive Officer, Senior Financial Officers and All Accounting and Financial Personnel, as amended, each can be accessed on Lydall’s website at www.lydall.com under the Corporate Governance section.

21.1	List of subsidiaries of the Registrant, filed herewith.
23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.
24.1	Power of Attorney, dated February 14, 2019 authorizing Randall B. Gonzales to sign this Annual Report on Form 10-K on behalf of each member of the Board of Directors indicated therein, filed herewith.
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934 as principal executive officer, filed herewith.
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934 as principal executive officer, filed herewith.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Management contract or compensatory plan.

Item 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lydall, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYDALL, INC.
February 26, 2019	By:	/s/ Randall B. Gonzales
Randall B. Gonzales Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lydall, Inc. in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dale G. Barnhart	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2019
Dale G. Barnhart
/s/ Randall B. Gonzales	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 26, 2019
Randall B. Gonzales
/s/ James V. Laughlan	Vice President, Chief Accounting Officer, and Treasurer (Principal Accounting Officer)	February 26, 2019
James V. Laughlan

/s/ Randall B. Gonzales		February 26, 2019
Randall B. Gonzales
Attorney-in-fact for:
David G. Bills	Director
Kathleen Burdett	Director
James Cannon	Director
Matthew T. Farrell	Director
Marc T. Giles	Chairman of the Board of Directors
William D. Gurley	Director
Suzanne Hammett	Director
S. Carl Soderstrom, Jr.	Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lydall, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Lydall, Inc. and its subsidiaries (the “Company”) as of December 31, 2018 and 2017, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2018, including the related notes and financial statement schedule listed in the index appearing under Item 15 (a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principles

As discussed in Notes 1 and 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers and the manner in which it accounts for net periodic benefit costs in 2018.

Basis for Opinions

The Company's management is responsible for these consolidated financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in Management's Report on Internal Control over Financial Reporting appearing under Item 9A. Our responsibility is to express opinions on the Company’s consolidated financial statements and on the Company's internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

As described in Management’s Report on Internal Control over Financial Reporting, management has excluded Interface Performance Materials from its assessment of internal control over financial reporting as of December 31, 2018 because it was acquired by the Company in a purchase business combination during 2018. We have also excluded Interface Performance Materials from our audit of internal control over financial reporting. Interface

Performance Materials is a wholly-owned subsidiary whose total assets and total revenues excluded from management’s assessment and our audit of internal control over financial reporting represent 10.8% and 5.8%, respectively, of the related consolidated financial statement amounts as of and for the year ended December 31, 2018.

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
February 26, 2019

We have served as the Company’s auditor since 1987.

Lydall, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
In thousands except per share data	2018	2017	2016

Net sales	$785,897	$698,437	$566,852
Cost of sales	633,252	535,078	428,048
Gross profit	152,645	163,359	138,804
Selling, product development and administrative expenses	103,457	97,159	83,359
Operating income	49,188	66,200	55,445
Interest expense	6,212	2,720	1,068
Other (income) expense, net	(289)	2,161	(562)
Income before income taxes	43,265	61,319	54,939
Income tax expense	8,453	11,974	17,821
(Income) loss from equity method investment	(132)	28	(69)
Net income	$34,944	$49,317	$37,187
Earnings per common share:
Basic	$2.03	$2.89	$2.20
Diluted	$2.02	$2.85	$2.16
Weighted average common shares outstanding	17,204	17,045	16,871
Weighted average common shares and equivalents outstanding	17,330	17,317	17,241

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lydall, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
In thousands	2018	2017	2016

Net income	$34,944	$49,317	$37,187
Other comprehensive (loss) income:
Change in pension plans, net of income taxes of $1,285, $409, and $1,409, respectively	(4,204)	2,016	(2,400)
Foreign currency translation adjustments	(16,237)	25,664	(10,965)
Unrealized (loss) gain on hedging activities, net of tax	(2,096)	122	—
Total other comprehensive (loss) income, net of tax	(22,537)	27,802	(13,365)
Comprehensive income	$12,407	$77,119	$23,822

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lydall, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands of dollars and shares	2018	2017

Assets
Current assets:
Cash and cash equivalents	$49,237	$59,875
Accounts receivable, (net of allowance for doubtful receivables of $1,440 and $1,507, respectively)	144,938	116,712
Contract assets	23,040	—
Inventories	84,465	80,339
Taxes receivable	2,912	5,525
Prepaid expenses and other current assets	12,486	11,044
Total current assets	317,078	273,495
Property, plant and equipment, net	213,369	170,332
Goodwill	196,963	68,969
Other intangible assets, net	136,604	40,543
Deferred tax assets	2,055	1,146
Other assets, net	6,617	6,386
Total assets	$872,686	$560,871
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$10,172	$277
Accounts payable	73,265	71,931
Accrued payroll and other compensation	16,621	15,978
Accrued taxes	3,095	2,230
Deferred revenue	6,990	3,412
Other accrued liabilities	11,203	8,278
Total current liabilities	121,346	102,106
Long-term debt	314,641	76,913
Deferred tax liabilities	39,265	14,714
Benefit plan liabilities	22,795	9,743
Other long-term liabilities	5,364	3,999
Commitments and Contingencies (Note 15)
Stockholders’ equity:
Preferred stock (par value $0.01 per share; authorized 500 shares; none issued or outstanding) (Note 9)	—	—
Common stock (par value $0.01 per share; authorized 30,000 shares; issued 25,254 and 25,018 shares, respectively) (Note 9)	253	250
Capital in excess of par value	90,851	88,006
Retained earnings	411,325	374,783
Accumulated other comprehensive loss	(42,685)	(20,148)
Treasury stock, 7,698 and 7,675 shares of common stock, respectively, at cost	(90,469)	(89,495)
Total stockholders’ equity	369,275	353,396
Total liabilities and stockholders’ equity	$872,686	$560,871

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lydall, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
In thousands	2018	2017	2016
Cash flows from operating activities:
Net income	$34,944	$49,317	$37,187
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	33,162	26,130	19,559
Inventory step-up amortization	1,975	1,108	1,954
Long-lived asset impairment charge	—	772	—
Deferred income taxes	636	(2,933)	(1,172)
Stock-based compensation	2,081	4,269	4,359
(Income) loss from equity method investment	(132)	28	(69)
Loss on disposition of property, plant and equipment	230	—	—
Changes in operating assets and liabilities:
Accounts receivable	(7,127)	(8,046)	379
Contract assets	(3,828)	—	—
Inventories	(6,001)	(11,116)	500
Taxes receivable	3,151	(1,216)	1,169
Prepaid expenses and other assets	(542)	(784)	(3,355)
Accounts payable	(5,055)	14,315	3,505
Accrued taxes	535	(4,708)	1,244
Accrued payroll and other compensation	(2,352)	1,103	1,770
Deferred revenue	3,801	934	1,072
Benefit plan liabilities	(7,658)	(5,245)	487
Other, net	(3,081)	(992)	1,138
Net cash provided by operating activities	44,739	62,936	69,727
Cash flows from investing activities:
Business acquisitions, net of cash acquired	(269,972)	(323)	(152,242)
Capital expenditures	(31,291)	(27,006)	(25,466)
Proceeds from the sale of property, plant and equipment	298	—	—
Net cash used for investing activities	(300,965)	(27,329)	(177,708)
Cash flows from financing activities:
Proceeds from borrowings	338,000	—	116,600
Debt repayments	(89,862)	(51,762)	(10,328)
Debt issuance costs payments	(538)	—	—
Common stock issued	850	1,323	1,194
Common stock repurchased	(974)	(2,770)	(1,091)
Net cash provided by (used for) financing activities	247,476	(53,209)	106,375
Effect of exchange rate changes on cash	(1,888)	5,543	(2,369)
Decrease in cash and cash equivalents	(10,638)	(12,059)	(3,975)
Cash and cash equivalents at beginning of period	59,875	71,934	75,909
Cash and cash equivalents at end of period	$49,237	$59,875	$71,934
Supplemental Schedule for Cash Flow Information
Cash paid during the year for:
Interest	$5,960	$2,747	$787
Income taxes, net	$4,606	$16,158	$15,739

Non-cash capital expenditures of $4.9 million, $6.5 million and $8.6 million were included in accounts payable at December 31, 2018, 2017 and 2016 respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lydall, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands of dollars and shares	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2015	24,732	$247	$76,746	$288,358	$(34,585)	$(85,541)	$245,225
Net income				37,187			37,187
Other comprehensive loss, net of tax					(13,365)		(13,365)
Stock repurchased						(1,155)	(1,155)
Stock issued under employee plans	119	2	1,156				1,158
Stock-based compensation expense			4,009				4,009
Stock issued to directors	7		350				350
Recently adopted accounting standards			126	(79)			47
Balance at December 31, 2016	24,858	249	82,387	325,466	(47,950)	(86,696)	273,456
Net income				49,317			49,317
Other comprehensive income, net of tax					27,802		27,802
Stock repurchased						(2,799)	(2,799)
Stock issued under employee plans	152	1	1,350				1,351
Stock-based compensation expense			3,868				3,868
Stock issued to directors	8		401				401
Balance at December 31, 2017	25,018	250	88,006	374,783	(20,148)	(89,495)	353,396
Net Income				34,944			34,944
Other comprehensive loss, net of tax					(22,537)		(22,537)
Stock repurchased						(974)	(974)
Stock issued under employee plans	225	3	852				855
Stock-based compensation expense			1,619				1,619
Stock issued to directors	11		374				374
Adoption of ASC 606				1,598			1,598
Balance at December 31, 2018	25,254	$253	$90,851	$411,325	$(42,685)	$(90,469)	$369,275

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

Risks and uncertainties — Worldwide economic cycles and political changes affect the markets that the Company’s businesses serve and affect demand for Lydall’s products and impact profitability. Among other factors, disruptions in the global credit and financial markets, including diminished liquidity and credit availability, changes in international trade agreements, swings in consumer confidence and spending, unstable economic growth and fluctuations in unemployment rates has caused economic instability and can have a negative impact on the Company’s results of operations, financial condition and liquidity.

Cash and cash equivalents — Cash and cash equivalents include cash on hand and highly liquid investments with original maturities of three months or less at the date of purchase.

Concentrations of credit risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents in high-quality financial institutions. Concentrations of credit risk with respect to trade accounts receivable are limited by the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies. At December 31, 2018, no customer accounted for more than 10.0% of total accounts receivable. At December 31, 2017, Ford Motor Company ("Ford") represented 12.0% of total accounts receivable. No other customers accounted for more than 10.0% of total accounts receivable at December 31, 2017. Foreign and export sales were 53.5% of the Company’s net sales in 2018, 54.2% in 2017, and 46.9% in 2016. Export sales primarily to Canada, Mexico, Asia and Europe were $56.8 million, $55.9 million, and

$53.2 million in 2018, 2017, and 2016, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. Sales to the automotive market, included in the Thermal Acoustical Solutions segment, were 46.3% of the Company’s net sales in 2018, 48.3% in 2017, and 56.2% in 2016. Sales to Ford were 14.8%, 17.3%, and 19.6% of Lydall’s 2018, 2017, and 2016 net sales, respectively. No other customers accounted for more than 10% of total net sales in 2018, 2017, and 2016.

Inventories — Inventories are valued at lower of cost or net realizable value, cost being determined using the first-in, first-out (FIFO) cost method. Inventories in excess of requirements for current or anticipated orders have been written down to net realizable value.

Pre-production design and development costs — The Company enters into contractual agreements with certain customers to design and develop molds, dies and tools (collectively, “tooling”). All such tooling contracts relate to parts that the Company will supply to customers under long-term supply agreements. Tooling costs are accumulated in work-in process inventory and are charged to operations as the related revenue from the tooling is recognized. With the adoption of ASC 606, Revenue from Contracts with Customers on January 1, 2018, the Company’s revenue recognition policies require the Company to make significant judgments and estimates regarding timing of recognition based on timing of the transfer of control to the customer. The Company analyzes several factors, including but not limited to, the nature of the products being sold and contractual terms and conditions in contracts with customers to help the Company make such judgments about revenue recognition. For tooling revenue recognized over time, the Company's significant judgments include, but are not limited to, estimated costs to completion, costs incurred to date, and assessments of risks related to changes in estimates of revenues and costs. The Company's management must make assumptions regarding the work required to fulfill the performance obligations, which is dependent upon the execution by the Company's subcontractors, among other variables and contract requirements.

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

The following tooling related assets were included in the Consolidated Balance Sheets as of December 31, 2018 and 2017:

	December, 31
In thousands	2018	2017
Inventories, net of progress billings and reserves	$4,262	$18,540
Prepaid expenses and other current assets	469	281
Other assets, net	987	476
Total tooling related assets	$5,718	$19,297

Amounts included in “Prepaid expenses and other current assets” include the short-term portion of receivables due under contractually guaranteed reimbursement arrangements. Included in the inventory balance was an offset for progress billings of $1.7 million at December 31, 2017. Effective January 1, 2018, the Company adopted ASC 606, Revenue from Contracts from Customers, under the modified retrospective transition method. The adoption of ASC 606 resulted in the reclassification of progress billings to contract liabilities. See Note 2, Revenue from Contracts with Customers, for further discussion of contract liabilities. Company owned tooling is recorded in “Property, plant and equipment, net” at December 31, 2018 and December 31, 2017.

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

Goodwill and other intangible assets — Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. Goodwill and other intangible assets with indefinite lives are not amortized but are subject to annual impairment tests. All other intangible assets are amortized over their estimated useful lives, which range from 3 to 17 years. In performing impairment tests, the Company considers discounted cash flows and other market factors as best evidence of fair value. There are inherent uncertainties and management judgment required in these analyses.

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

Employer sponsored benefit plans — The Company recognizes the funded status of its defined benefit pension plans and post-retirement plans. Net benefit obligations are calculated based on actuarial valuations using key assumptions related to discount rates, mortality rates and expected return on plan assets.

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

Revenue recognition — As of January 1, 2018, the Company accounts for revenue in accordance with ASC 606, Revenue from Contracts from Customers. The Company's revenues are generated from the design and manufacture of specialty engineered filtration media, industrial thermal insulating solutions, automotive thermal and acoustical barriers for filtration/separation and thermal/acoustical applications. The Company’s revenue recognition policies require the Company to make judgments and estimates. The Company analyzes several factors, including but not limited to, the nature of the products being sold and contractual terms and conditions in contracts with customers to help the Company make such judgments about revenue recognition. In applying the Company’s revenue recognition policy, determinations must be made as to when control of products passes to the Company’s customers which can be either at a point in time or over time depending on when control of the Company’s products transfers to its customers. Revenue is generally recognized at a point in time when control passes to customers upon shipment of the Company’s products and revenue is generally recognized over time when control of the Company’s products transfers to customers during the manufacturing process. If sales are recognized at a point in time, the Company’s standard sales and shipping terms are FOB shipping point, therefore, substantially all point in time revenue is recognized upon shipment. However, the Company conducts business with certain customers on FOB destination terms and in these instances point in time revenue revenue is recognized upon receipt by the customer. In circumstances when control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation.

Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. (See Note 2. “Revenue from Contracts with Customers”)

Sales returns and allowances are recorded as identified or communicated by the customer and internally approved. The Company does not provide customers with general rights of return for products sold; however, in limited circumstances, the Company will allow sales returns and allowances from customers if the products sold do not conform to specifications.

The Company made an accounting policy election to record shipping and handling activities occurring after control has passed to the customer to be treated as a fulfillment cost rather than as a distinct performance obligation. Shipping and handling expenses consist primarily of costs incurred to deliver products to customers and internal costs related to preparing products for shipment and are recorded as a cost of sales. Amounts billed to customers as shipping and handling are classified as revenue when services are performed.

Research and development — Research and development costs are charged to expense as incurred and amounted to $10.6 million in 2018, $10.8 million in 2017, and $9.0 million in 2016. Research and development costs were primarily comprised of development personnel salaries, prototype material costs and testing and trials of new products.

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

Stock options and share grants — The Company accounts for awards of equity instruments under the fair value method of accounting and recognizes such amounts in the Consolidated Statements of Operations. The Company recognizes expense on a straight-line basis over the vesting period of the entire award and records forfeitures as they occur. The Company estimates the fair value of option grants based on the Black Scholes option-pricing model. Expected volatility and expected term are based on historical information. The calculation assumes that future volatility and expected term are not likely to materially differ from the Company’s historical stock price volatility and historical exercise data, respectively. Compensation expense for all restricted stock awards is recorded based on the market value of the stock on the grant date and recognized as expense over the vesting period of the award. Compensation expense for performance-based restricted stock is also impacted by the probability of achieving the performance targets.

Recently Adopted Accounting Standards

Effective January 1, 2018, the Company adopted the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2014-09, “Revenue from Contracts with Customers (Topic 606)”. The amended guidance establishes a single comprehensive model for companies to use in accounting for revenue arising from contracts with customers and will supersede most of the existing revenue recognition guidance, including industry-specific guidance.

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

Effective January 1, 2018, the Company adopted the FASB issued ASU No. 2016-01, "Financial Instruments - Overall" (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities". This ASU revises an entity’s accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. It also amends certain disclosure requirements associated with the fair value of financial instruments. In February 2018, the FASB issued ASU 2018-03, "Technical Corrections and Improvements to Financial Instruments - Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities", which clarifies various aspects of the guidance issued in ASU 2016-01. The Company adopted both ASUs effective January 1, 2018. The adoption of these ASUs did not have any impact on the Company’s consolidated financial statements and disclosures.

Effective January 1, 2018, the Company adopted the FASB issued ASU No. 2016-15, "Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments", which provides guidance on eight specific cash flow classification issues. Prior to this ASU, GAAP did not include specific guidance on these eight cash flow classification issues. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and disclosures.

Effective January 1, 2018, the Company adopted the FASB issued ASU 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Than Inventory” as part of the Board’s initiative to reduce complexity in accounting standards. This ASU eliminates an exception in ASC 740, which prohibits the immediate recognition of income tax consequences of intra-entity asset transfers other than inventory. This ASU requires entities to recognize the immediate current and deferred income tax effects of intra-entity asset transfers. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and disclosures.

Effective January 1, 2018, the Company adopted the FASB issued ASU No. 2016-18, "Statement of Cash Flows (Topic 230): Restricted Cash", which clarifies guidance and presentation related to restricted cash in the statement of cash flows, including stating that restricted cash should be included within cash and cash equivalents on the statement of cash flows. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements and disclosures.

Effective January 1, 2018, the Company adopted the FASB issued ASU No. 2017-01, "Business Combinations (Topic 805): Clarifying the Definition of a Business", which adds guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The definition of a business affects many areas of accounting including acquisitions, disposals, goodwill, and consolidation. The amendments of this ASU provide a screen to determine when an integrated set of assets and activities is not a business. The Company evaluated this ASU in connection with its 2018 acquisitions and determined that they met the definition of a business.

Effective January 1, 2018, the Company adopted the FASB issued ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost". This ASU requires an entity to report the service cost component of net benefit costs in the same line item(s) as other compensation costs arising from services rendered by the pertinent employees during the period. This ASU also requires the other components of net benefit cost, which includes interest costs and actual return on plan assets to be presented in the income statement separately from the service cost component and outside a subtotal of income from operations. As required for retrospective adoption,the Company reclassified net benefit costs of $0.3 million from cost of sales and $0.4 million from the selling, product development and administrative expenses to other expense, net, in the Consolidated Statement of Operations for the year ended December 31, 2016. The Company reclassified net benefit costs of $0.3 million from cost of sales and $0.5 million from the selling, product development and administrative expenses to other expense, net, in the Consolidated Statement of Operations for the year ended December 31, 2017. The adoption of this ASU had minimal impact on the Company's consolidated financial statements and disclosures for the year ended December 31, 2018.

Effective January 1, 2018, the Company adopted the FASB issued ASU No. 2017-09, "Compensation - Stock Compensation (Topic 718): Scope of Modification Accounting". This ASU requires an entity to apply modification accounting in Topic 718 when there are changes to the terms or conditions of a share-based payment award, unless the fair value, vesting conditions, and classification of the modified award are the same as the original award immediately before the original award is modified. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements and disclosures.

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

In circumstances when control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires judgment.

The selection of the method to measure progress towards completion requires judgment and is based on the nature of the products to be provided. The Company generally uses the cost-to-cost measure of progress for contracts because it best depicts the transfer of control to the customer which occurs as costs are incurred on contracts. Under the cost-

to-cost measure of progress, the extent of progress towards completion is measured based on the ratio of costs incurred to date to the total estimated costs at completion of the performance obligation. Revenues are recorded proportionally as costs are incurred.

For tooling revenue recognized over time, the Company makes judgments which includes, but not limited to, estimated costs to completion, costs incurred to date, and assesses risks related to changes in estimates of revenues and costs. In doing so, management must make assumptions regarding the work required to fulfill the performance obligations, which is dependent upon the execution by the Company's subcontractors, among other variables and contract requirements.

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

The Company’s contract liabilities primarily relate to advance payments received from customers, and deferred revenue. These contract liabilities represent the Company’s obligation to transfer its products to its customers for which the Company has received, or is owed consideration from its customers. Contract liabilities are included in deferred revenue on the Company’s Condensed Consolidated Balance Sheets.

Contract assets and liabilities consisted of the following:

In thousands	December 31, 2018	January 1, 2018	Dollar Change
Contract assets	$23,040	$19,125	$3,915
Contract liabilities	$4,537	$2,820	$1,717

The $3.9 million increase in contract assets from January 1, 2018 to December 31, 2018 was primarily due to timing of billings to customers and contract assets increased $0.3 million relating to the acquisition of Interface. See Note 3 “Acquisitions."

The $1.7 million increase in contract liabilities from January 1, 2018 to December 31, 2018 was primarily due to an increase in customer deposits partially offset by revenue recognized of $2.6 million in 2018 related to contract liabilities at January 1, 2018.

Impacts on Financial Statements

The cumulative effect of the changes made to the Company’s Condensed Consolidated January 1, 2018 Balance Sheet for the adoption of ASC 606 was as follows:

In thousands	December 31, 2017	Adjustments for Adoption of ASC606	January 1, 2018

Assets:
Contract assets	$—	$19,125	$19,125
Inventories	$80,339	$(15,184)	$65,155

Liabilities:
Accounts payable	$71,931	$663	$72,594
Deferred revenue	$3,412	$1,209	$4,621
Deferred tax liabilities	$14,714	$471	$15,185

Stockholders' equity:
Retained earnings	$374,783	$1,598	$376,381

The cumulative effect of the changes made to the Company’s Condensed Consolidated Balance Sheet for the adoption of ASC 606 was as follows:

	December 31, 2018
In thousands	Balances Without Adoption of ASC 606	ASC 606 Adjustments	As Reported

Assets:
Contract assets	$—	$23,040	$23,040
Inventories	$103,767	$(19,302)	$84,465

Liabilities:
Accounts payable	$71,937	$1,328	$73,265
Deferred revenue	$7,952	$(962)	$6,990
Deferred tax liabilities	$38,422	$843	$39,265

Stockholders' equity:
Retained earnings	$408,846	$2,479	$411,325
Accumulated other comprehensive loss	$(42,735)	$50	$(42,685)

The cumulative effect of the changes made to the Company’s Condensed Consolidated Statement of Operations for the adoption of ASC 606 for the year ended December 31, 2018 was as follows:

	December 31, 2018
In thousands	Results Without Adoption of ASC 606	Effect of Change Higher (Lower)	As Reported

Net sales	$781,612	$4,285	$785,897
Cost of sales	630,220	3,032	633,252
Gross profit	151,392	1,253	152,645
Selling, product development and administrative expenses	103,457	—	103,457
Operating income	47,935	1,253	49,188
Interest expense	6,212	—	6,212
Other income, net	(289)	—	(289)
Income before income taxes	42,012	1,253	43,265
Income tax expense	8,081	372	8,453
Income from equity method investment	(132)	—	(132)
Net income	$34,063	$881	$34,944
Earnings per share:
Basic	$1.98	$0.05	$2.03
Diluted	$1.97	$0.05	$2.02
Weighted average number of common shares outstanding:
Basic	17,204	—	17,204
Diluted	17,330	—	17,330

Disaggregated Revenue

The Company disaggregates revenue from customers by geographic region, as it believes this disclosure best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Disaggregated revenue by geographical region for the year ended December 31, 2018 was as follows:

	December 31, 2018
In thousands	Performance Materials	Technical Nonwovens	Thermal Acoustical Solutions	Eliminations and Other	Consolidated Net Sales

North America	$117,313	$167,519	$250,133	$(25,121)	$509,844
Europe	49,055	73,912	99,529	(697)	221,799
Asia	2,849	35,640	15,765	—	54,254
Total Net Sales	$169,217	$277,071	$365,427	$(25,818)	$785,897

3. Acquisitions

On August 31, 2018, the Company completed the acquisition of Interface Performance Materials ("Interface"), based in Lancaster, Pennsylvania. A globally-recognized leader in the delivery of engineered sealing solutions, the Interface operations manufacture wet-laid gasket and specialty materials primarily serving OEM and Tier I manufacturers in the agriculture, construction, earthmoving, industrial, and automotive segments. The transaction strengthens the Company's position as an industry-leading global provider of filtration materials and expands the Company's end markets into attractive adjacencies. The Company acquired one hundred percent of Interface for $268.4 million, net of cash acquired of $5.2 million, subject to a post-closing working capital adjustment within the one year window under ASC 805. The purchase price was financed with a combination of cash on hand and $261.4 million of borrowings from the Company's amended $450 million credit facility. The operating results of the Interface businesses have been included in the Consolidated Statements of Operations since August 31, 2018, the date of acquisition, and are reported within the Performance Materials reporting segment.

During the year ended December 31, 2018, the Company incurred $3.4 million of transaction costs, related to the acquisition of Interface. These transaction costs include legal fees and other professional services fees to complete the transaction. These expenses have been recognized in the Company's Condensed Consolidated Statements of Operations as selling, product development and administrative expenses.

From the date of the acquisition through December 31, 2018, Interface reported net sales and operating income of $45.7 million and $0.8 million, respectively. Operating income from the date of the acquisition to the year ended December 31, 2018 included $2.0 million of purchase accounting inventory fair value step-up adjustments in cost of sales upon the sale of inventory and $3.4 million of intangible assets amortization expense in selling, product development and administrative expenses.

The following table presents the preliminary determination of the fair value of identifiable assets acquired and liabilities assumed from the Company's acquisition of Interface. The final determination of the fair value of certain assets and liabilities will be completed within the one year measurement period as required by the FASB ASC Topic 805, “Business Combinations.” As the Company finalizes the fair value of assets acquired and liabilities assumed, additional purchase price adjustments may be recorded during the measurement period in the first eight months of 2019, including a post-close working capital adjustment. Fair value estimates are based on judgments about future events and uncertainties and rely heavily on estimates and assumptions. The judgments used to determine the estimated fair value assigned to each class of assets acquired and liabilities assumed, as well as asset lives, can materially impact the Company's results of operations. The finalization of the purchase accounting assessment may result in a change in the valuation of assets acquired and liabilities assumed and may have a material impact on the Company's results of operations and financial position.

The following is a preliminary estimate of the assets acquired and the liabilities assumed by the Company at the date of the acquisition:

In thousands
Accounts receivable	$25,182
Inventories	17,313
Prepaid expenses and other current assets	2,382
Property, plant and equipment	40,902
Goodwill (Note 6)	130,991
Other intangible assets (Note 6)	106,900
Other assets	308
Total assets acquired, net of cash acquired	$323,978

Current liabilities	(11,319)
Deferred tax liabilities (Note 14)	(24,904)
Benefit plan liabilities (Note 10)	(18,352)
Other long-term liabilities	(1,031)
Total liabilities assumed	(55,606)
Total purchase price, net of cash acquired	$268,372

The following table reflects the unaudited pro forma operating results of the Company for the year ended December 31, 2018 and 2017, which gives effect to the acquisition of Interface as if it had occurred on January 1, 2017. The pro forma information includes the historical financial results of the Company and Interface. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective January 1, 2017, nor are they intended to be indicative of results that may occur in the future. The pro forma information does not include the effects of any synergies related to the acquisition.

	For The Years Ended December 31,
	(Unaudited Pro Forma)	(Unaudited Pro Forma)
In thousands	2018	2017
Net Sales	$888,355	$840,040
Net Income	$34,896	$36,619

Earnings per share:
Basic	$2.03	$2.15
Diluted	$2.01	$2.11

Pro forma adjustments to the historical financial statements during the year ended December 31, 2018 resulted in an additional $4.5 million of net income. Earnings were adjusted to exclude items such as acquisition related expenses for both Lydall and Interface, purchase accounting adjustments for inventory step-up and tax valuation allowance expenses. Earnings for the year ended December 31, 2018 were adjusted to include items such as additional intangibles amortization expense and additional interest expense associated with borrowings under the Company's Amended Credit Facility.

Pro forma adjustments during the year ended December 31, 2017 reduced net income by $14.0 million. Earnings for the year ended December 31, 2017 were adjusted to include items such as acquisition related expenses for both Lydall and Interface, additional intangibles amortization expense, purchase accounting adjustments for inventory step-up and additional interest expense associated with borrowings under the Company's Amended Credit Facility. Earnings were adjusted to exclude items such as Interface management fee expenses and tax valuation allowance expenses.

On July 12, 2018, the Company acquired certain assets and assumed certain liabilities of the Precision Filtration division of Precision Custom Coatings ("PCC") based in Totowa, NJ. Precision Filtration is a producer of high-quality, air filtration media principally serving the commercial and residential HVAC markets with a range of low efficiency through high-performing air filtration media. The Company acquired the assets and liabilities of PCC for $1.6 million in cash with additional cash payments of up to $2.0 million to be made based on the achievement of certain future financial targets through 2022. PCC had a minimal impact on the Company's sales and operating income from the date of the acquisition and the year ended December 31, 2018.

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

4. Inventories

Inventories as of December 31, 2018 and 2017 were as follows:

	December 31,
In thousands	2018	2017
Raw materials	$37,731	$28,672
Work in process	18,296	29,427
Finished goods	28,438	23,901
	84,465	82,000
Less: Progress billings	—	(1,661)
Total inventories	$84,465	$80,339

Included in work in process is gross tooling inventory of $4.3 million and $20.2 million at December 31, 2018 and 2017, respectively. Tooling inventory, net of progress billings, was $18.5 million at December 31, 2017. Effective January 1, 2018 the Company adopted ASC 606, Revenue from Contracts from Customers, under the modified retrospective transition method. The adoption of ASC 606 resulted in the reclassification of progress billings to contract liabilities. See Note 2, Revenue from Contracts with Customers, for further discussion of contract liabilities.

5. Property, Plant and Equipment, Net

Property, plant and equipment as of December 31, 2018 and 2017 were as follows:

	Estimated Useful Lives	December 31,
In thousands		2018	2017
Land	–	$6,280	$4,289
Buildings and improvements	10-35 years	104,036	84,337
Machinery and equipment	5-25 years	289,059	254,881
Office equipment	2-8 years	36,110	33,880
Vehicles	3-6 years	1,640	1,706
Assets under capital leases:
Land	–	228	241
Buildings and improvements	10-35 years	229	221
Machinery and equipment	5-25 years	1,005	1,051
Office equipment	2-8 years	32	34
		438,619	380,640
Accumulated depreciation		(244,098)	(226,581)
Accumulated depreciation of capital leases		(608)	(239)
		193,913	153,820
Construction in progress		19,456	16,512
Total property, plant and equipment, net		$213,369	$170,332

Depreciation expense was $23.4 million in 2018, $21.4 million in 2017, and $17.8 million in 2016.

6. Goodwill and Long-Lived Assets

Gross and net carrying amounts of goodwill at December 31, 2018 and 2017 were as follows:

In thousands	Performance Materials	Technical Nonwovens	Thermal Acoustical Solutions	Totals
Goodwill	$13,307	$55,662	$12,160	$81,129
Accumulated amortization/impairment	—	—	(12,160)	(12,160)
Balance at December 31, 2017	13,307	55,662	—	68,969
Goodwill	144,626	52,337	12,160	209,123
Accumulated amortization/impairment	—	—	(12,160)	(12,160)
Balance at December 31, 2018	$144,626	$52,337	$—	$196,963

The changes in the carrying amounts of goodwill in 2018 and 2017 were as follows:

In thousands	Performance Materials	Technical Nonwovens	Totals
Balance at January 1, 2017	$12,777	$50,829	$63,606
Goodwill addition	—	323	323
Currency translation adjustment	530	4,510	5,040
Balance at December 31, 2017	13,307	55,662	68,969
Goodwill addition	131,509	—	131,509
Currency translation adjustment	(190)	(3,325)	(3,515)
Balance at December 31, 2018	$144,626	$52,337	$196,963

Goodwill Associated with Acquisitions and Divestitures

The additional goodwill of $131.5 million in 2018 within the Performance Materials segment results from the two acquisitions completed in the third quarter of 2018. The Interface acquisition accounted for $131.0 million of the $131.5 million increase. The amount allocated to goodwill is reflective of the benefits the Company expects to realize from the expansion of the Company's engineered materials offering, new product development and Interface's assembled workforce. None of the goodwill associated with the Interface acquisition is expected to be deductible for income tax purposes.

The additional goodwill of $0.3 million in 2017 within the Technical Nonwovens segment is the result of the final post-closing adjustments related to the acquisition of Gutsche on December 31, 2016.

Goodwill Impairment Testing

During the fourth quarter of 2018, the Company performed its annual impairment analysis of the $144.6 million of goodwill in the Performance Materials reporting unit (PM reporting unit) and $52.3 million in the Technical Nonwovens reporting unit (TNW reporting unit). The Company used the qualitative method to analyze the goodwill for the PM reporting unit by considering capital markets environment, economic conditions, industry trends, results of operations, and other factors. The Company also considered changes in assumptions used in the Company's most recent quantitative annual testing, including results of operations, the magnitude of excess of fair value over carrying value and other factors. As a result of this qualitative analysis, the Company concluded that the PM reporting unit's fair value more likely than not exceeds its carrying value and as a result, the two-step impairment assessment is not required to be completed.

To periodically supplement historical qualitative assessments, the Company also performed the two-step impairment test for the TNW reporting unit. In performing step one of the impairment analysis, a quantitative valuation of the fair value of the reporting unit was completed utilizing both an income approach and a market approach. The income approach involved determining the present value of future cash flows from the TNW reporting unit's projected financial results for 2019-2021 and the projected cash flows beyond that three year period computed as the terminal value.

The Company believes the income approach was appropriate because it provided a fair value estimate based upon the reporting unit's expected long-term operations and cash flow performance.

In applying the market approach, valuation multiples were derived from historic operating data of selected guideline companies, which were evaluated and adjusted, if necessary. The valuation multiples were then applied to the appropriate operating data of the TNW reporting unit to arrive at an indication of fair value. The Company believes the market approach was appropriate because it provided a fair value using multiples from companies with operations and economic characteristics similar to the TNW reporting unit.

As a result of the step-one quantitative assessment, the Company concluded that the TNW reporting unit had a fair value in excess of its carrying value and as a result, step two of the impairment test was not required.

Other Intangible Assets

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other intangible assets, net” in the Consolidated Balance Sheets as of December 31, 2018 and 2017:

	December 31, 2018		December 31, 2017
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	$141,455	$(11,453)	$39,474	$(4,460)
Patents	4,333	(3,816)	4,504	(3,821)
Technology	2,500	(810)	2,500	(644)
Trade names	7,235	(2,840)	4,288	(1,461)
License agreements	619	(619)	640	(640)
Other	561	(561)	586	(423)
Total amortized intangible assets	$156,703	$(20,099)	$51,992	$(11,449)

In connection with the acquisition of Interface on August 31, 2018, the Company recorded intangible assets of $106.9 million, which included $103.7 million of customer relationships and $3.2 million of trade names. As of December 31, 2018, the weighted average useful lives of Interface's intangible assets was 12 years.

Amortization of all intangible assets for the years ended December 31, 2018, 2017, and 2016 was $9.3 million, $4.5 million, and $1.5 million, respectively. Estimated amortization expense for intangible assets is expected to be $21.4 million, $20.8 million, $16.4 million, $14.4 million and $12.7 million for each of the years ending December 31, 2019 through 2023 and thereafter, respectively. As of December 31, 2018, the weighted average useful life of intangible assets was approximately 11 years.

Impairment of Long-Lived Assets

During the first quarter of 2017, the Company tested for impairment a discrete long-lived asset group in the Performance Materials segment with a carrying value of $1.3 million, as a result of indicators of possible impairment. To determine the recoverability of this asset group, the Company completed an undiscounted cash flow analysis and compared it to the asset group carrying value. This analysis was primarily dependent on the expectations for net sales over the estimated remaining useful life of the underlying asset group. The impairment test concluded that the asset group was not recoverable as the resulting undiscounted cash flows were less than their carrying amount. Accordingly, the Company determined the fair value of the asset group to assess if there was an impairment. Determining fair value is judgmental in nature and requires the use of significant estimates and assumptions considered to be Level 3 inputs. To determine the estimated fair value of the asset group the Company used the market approach. Under the market approach, the determination of fair value considered market conditions including an independent appraisal of the components of the asset group. The estimated fair value of the asset group was $0.5 million, below its carrying value of $1.3 million, which resulted in a long-lived asset impairment charge of $0.8 million included in selling, product development and administrative expenses during 2017.

7. Long-term Debt and Financing Arrangements

On August 31, 2018, the Company amended and restated its $175 million senior secured revolving credit agreement ("Amended Credit Agreement") that increased the available borrowing from $175 million to $450 million, added three additional lenders and extended the maturity date from July 7, 2021 to August 31, 2023.

Under the terms of the Amended Credit Agreement, the lenders are providing up to a $450 million credit facility (the “Facility”) to the Company, under which the lenders provided a term loan commitment of $200 million and revolving loans and issue letters of credit to or for the benefit of the Company and its subsidiaries of up to $250 million. The Facility may be increased by an aggregate amount not to exceed $150 million through an accordion feature, subject to specified conditions. The Facility is secured by substantially all of the assets of the Company.

Interest is charged on borrowings at the Company’s option of either: (i) Base Rate plus the Applicable Rate, or (ii) the Eurodollar Rate plus the Applicable Rate. The Base Rate is a fluctuating rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by Bank of America, and (c) the Eurocurrency Rate plus 1.00%. The Eurocurrency Rate means (i) if denominated in LIBOR quoted currency, a fluctuating LIBOR per annum rate equal to the London Interbank Offered Rate; (ii) if denominated in Canadian Dollars, the rate per annum equal to the Canadian Dollar Offered Rate; or (iii) the rate per annum as designated with respect to such alternative currency at the time such alternative currency is approved by the Lenders. The Applicable Rate is determined based on the Company’s Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). The Applicable Rate added to the Base Rate Committed Loans ranges from 0.00% to 1.25%, and the Applicable Rate added to Eurocurrency Rate Committed Loans and Letters of Credit ranges from 0.75% to 2.00%. The Company pays a quarterly fee ranging from 0.15% to 0.275% on the unused portion of the revolving commitment. The Company has entered into multiple interest rate swaps to convert a portion of the Company's one-month LIBOR-based borrowings from a variable rate to a fixed rate. See Note 8.

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

The Amended Credit Agreement contains covenants required of the Company and its subsidiaries, including various affirmative and negative financial and operational covenants. The Company is required to meet certain quarterly financial covenants calculated from the four fiscal quarters most recently ended, including: (i) a minimum consolidated fixed charge coverage ratio, which requires that at the end of each fiscal quarter the ratio of (a) consolidated EBITDA to (b) the sum of consolidated interest charges, redemptions, non-financed maintenance capital expenditures, restricted payments and taxes paid, each as defined in the Amended Credit Agreement, may not be lower than 1.25 to 1.0; and (ii) a consolidated net leverage ratio, which requires that at the end of each fiscal quarter the ratio of consolidated funded indebtedness minus consolidated domestic cash to consolidated EBITDA, as defined in the Amended Credit Agreement, may not be greater than 3.5 to 1.0. The Company was in compliance with all covenants at December 31, 2018.

At December 31, 2018, the Company had borrowing availability of $108.1 million under the Amended Credit Facility net of $138.0 million of revolving loan borrowings outstanding and standby letters of credit outstanding of $3.9 million.

In addition to the amounts outstanding under the Amended Credit Facility, the Company has various acquired foreign credit facilities totaling approximately $8.2 million. At December 31, 2018, the Company's foreign subsidiaries had $2.2 million in standby letters of credit outstanding.

The Company also has capital lease agreements for machinery and equipment at multiple operations requiring monthly principal and interest payments through 2020.

Total outstanding debt consists of:

			December 31,
In thousands	Effective Rate	Maturity	2018	2017
Revolver Loan	4.15%	8/31/2023	$138,000	$76,600
Term Loan, net of debt issuance costs	4.15%	8/31/2023	186,498	—
Capital Leases	1.65% - 2.09%	2019 - 2020	315	590
			324,813	77,190
Less portion due within one year			(10,172)	(277)
Total long-term debt			$314,641	$76,913

As of December 31, 2018, total debt maturing in 2019, 2020, 2021, 2022, and 2023 is $10.2 million, $9.9 million, $9.9 million, $9.9 million, and $284.9 million, respectively.

The weighted average interest rate on long-term debt was 3.4% for the year ended December 31, 2018, compared with 2.2% and 1.4% for the years ended December 31, 2017 and 2016, respectively.

The carrying value of the Company’s $450 million Facility approximates fair value given the variable rate nature of the debt. The fair values of the Company’s long-term debt are determined using discounted cash flows based upon the Company’s estimated current interest cost for similar type borrowings or current market value, which falls under Level 2 of the fair value hierarchy.

8. Derivatives

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

In November 2018, the Company entered into a five year interest rate swap agreement with a bank which converts the interest on a notional $139.0 million of the Company's one-month LIBOR-based borrowings under its Amended Credit Agreement from a variable rate, plus the borrowing spread, to a fixed rate of 3.09% plus the borrowing spread. The notional amount reduces quarterly by fluctuating amounts through August 2023. In April 2017, the Company entered into a three-year interest rate swap agreement with a bank which converts the interest on a notional $60.0 million of the Company's one-month LIBOR-based borrowings under its Amended Credit Agreement from a variable rate, plus the borrowing spread, to a fixed rate of 1.58% plus the borrowing spread. The notional amount reduces quarterly by $5.0 million through March 31, 2020. These interest rate swap agreements were accounted for as cash flow hedges. Effectiveness of these derivative agreements are assessed quarterly by ensuring that the critical terms of the swaps continue to match the critical terms of the hedged debt.

The following table sets forth the fair value amounts of derivative instruments held by the Company:

	December 31, 2018		December 31, 2017
In thousands	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$179	$2,738	$157	$—
Total derivatives	$179	$2,738	$157	$—

The following table sets forth the income, recorded in accumulated other comprehensive income, net of tax, for the quarters and years ended December 31, 2018 and 2017 for derivatives held by the Company and designated as hedging instruments:

	Quarters Ended December 31,		Years Ended December 31,
	2018	2017	2018	2017
Cash flow hedges:
Interest rate contracts	$(2,185)	$129	$(2,096)	$122
	$(2,185)	$129	$(2,096)	$122

9. Capital Stock

Preferred Stock — The Company has authorized Preferred Stock with a par value of $0.01. None of the 500,000 authorized shares have been issued.

Common Stock — As of December 31, 2018, 8,384 Lydall stockholders of record held 17,555,672 shares of Common Stock.

Dividend policy — The Company does not pay a cash dividend on its common stock. The Company’s Amended Credit Facility does not place any restrictions on cash dividend payments, so long as the payments do not place the Company in default.

10. Employer Sponsored Benefit Plans

The Company maintains a domestic defined benefit pension plan ("U.S. Lydall Pension Plan") and acquired two domestic pension plans in the Interface acquisition ("Interface Pension Plans"), (collectively, "domestic defined benefit pension plans").

The U.S. Lydall Pension Plan covers certain domestic Lydall employees, is noncontributory and benefits are based on either years of service or eligible compensation paid while a participant is in a plan. The plan has been closed to new employees for several years and benefits under the pension plan are no longer accruing. During the fourth quarter of 2018, the Company authorized the termination of the U.S. Lydall Pension Plan under which approximately 900 participants, including 200 active employees, have accrued benefits. The Company anticipates completing the termination of this plan in 2019. At December 31, 2018, the benefit obligations have been valued at the amount expected to be required to settle the obligations, using assumptions regarding the portion of obligations expected to be settled through participant acceptance of lump sum payments or annuities and the cost to purchase those annuities. Overall, the Company estimates it will incur pension expense of approximately $29.0 million to $33.0 million in 2019 when the plan settlement is completed. Of that settlement amount, the Company is expected to make a one-time cash contribution of approximately $2.0 million to $4.0 million to purchase annuities for participants and make lump sum payments. The estimated expense is subject to change based on valuations at the actual date of settlement.

The Interface Pension Plans cover Interface's union and non-union employees, the plans are closed to new employees and benefits are no longer accruing for the majority of participants. Certain union employees of Interface business participate in a multi-employer pension plan. Contributions to this multi-employer plan are required to be made monthly based upon the total monthly hours worked by the covered employees multiplied by the employer contribution rate published by the fund. Total contributions related to the multi-employer plan from the date of acquisition through

December 31, 2018 were immaterial. As of the acquisition date, the Company remeasured the fair value of plan liabilities and funded status of the Interface Pension Plans. An underfunded liability of $11.2 million was included in benefit plan liabilities within the Company’s Condensed Consolidated Balance Sheets.

The Company also acquired Interface's domestic post-retirement benefit plan and recorded a liability of $4.1 million and German pension plans and recorded a liability of $2.9 million included in benefit plan liabilities within the Company’s Condensed Consolidated Balance Sheets. The Interface post-retirement benefits include life insurance and medical benefits for certain domestic employees and these plans are closed to new employees. The German noncontributory plan is closed to new employees.

The Company’s funding policy for all of its domestic defined benefit pension plans (US Lydall Pension plan and Interface Pension Plans) is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes.

Plan assets and benefit obligations of the domestic defined benefit pension plans were as follows:

	December 31,
In thousands	2018	2017
Change in benefit obligation:
Net benefit obligation at beginning of year	$51,882	$50,086
Benefit obligation assumed through acquisition	52,392	—
Service Cost	46	—
Interest cost	2,595	2,058
Actuarial (gain)/loss	(876)	2,126
Gross benefits paid	(3,360)	(2,388)
Net benefit obligation at end of year	$102,679	$51,882
Change in plan assets:
Fair value of plan assets at beginning of year	$44,174	$37,038
Fair value of plan assets through acquisition	43,230	—
Actual (loss)/return on plan assets	(4,092)	5,924
Contributions	7,500	3,600
Gross benefits paid	(3,360)	(2,388)
Fair value of plan assets at end of year	$87,452	$44,174
Net benefit obligation in excess of plan assets	$(15,227)	$(7,708)
Balance sheet amounts:
Current liabilities	$(3,078)	$—
Noncurrent liabilities	$(12,149)	$(7,708)
Total liabilities	$(15,227)	$(7,708)
Amounts recognized in accumulated other comprehensive income, net of tax consist of:
Net actuarial loss	$21,850	$17,632
Net amount recognized	$21,850	$17,632

At December 31, 2018, in addition to the accrued benefit liability of $15.2 million recognized for the Company’s domestic defined benefit pension plans, the Company also had foreign pension plans with an accrued benefit liability of $4.7 million and accumulated other comprehensive loss, net of tax, of $0.4 million. At December 31, 2017, in addition to the accrued benefit liability of $7.7 million recognized for the Company’s domestic defined benefit pension plan, the Company also had foreign regulatory labor agreements with an accrued benefit liability of $1.9 million and accumulated other comprehensive loss, net of tax, of $0.4 million.

In addition to the domestic pension plans included in the table above, the Interface post-retirement benefits include life insurance and medical benefits for certain domestic employees with an accrued benefit liability of $4.1 million at

December 31, 2018. From the August 31, 2018 acquisition to December 31, 2018, benefit expense of $0.1 million was recognized and benefit payments of $0.1 million were made from Company assets.

The U.S. Lydall Pension Plan liability, net of tax, included in other comprehensive income increased by $1.8 million for the year ended December 31, 2018. The Interface Pension Plans liability, net of tax, included in other comprehensive income increased by $1.8 million at December 31, 2018. The U.S. Lydall Pension Plan liability, net of tax, included in other comprehensive income increased by $2.1 million for the year ended December 31, 2017. These changes are mainly due to changes in pension assumptions, primarily the discount rates.

Aggregated information for the domestic defined benefit pension plans with an accumulated benefit obligation in excess of plan assets is provided in the tables below:

	December 31,
In thousands	2018	2017
Projected benefit obligation	$102,679	$51,882
Accumulated benefit obligation	$104,188	$51,882
Fair value of plan assets	$87,452	$44,174

Components of net periodic benefit cost for the domestic defined benefit pension plan:

	December 31,
In thousands	2018	2017	2016
Service cost	$46	$—	$—
Interest cost	2,595	2,058	2,139
Expected return on plan assets	(3,339)	(2,376)	(2,419)
Amortization of actuarial net loss	1,024	1,092	933
Total net periodic benefit cost	$326	$774	$653

It is estimated that $0.5 million of actuarial net loss will be amortized from accumulated other comprehensive loss into net periodic benefit costs for the domestic defined benefit pension plans in 2019. For the U.S. Lydall Pension Plan settlement loss of approximately $29.0 million to $33.0 million will also be expensed when the U.S. plan terminates in 2019.

The major assumptions used in determining the year-end benefit obligation and annual net cost for the domestic defined benefit pension plans are presented in the following table:

	Benefit Obligation		Net Cost
For the years ended December 31,	2018	2017	2018	2017	2016
Discount rate	3.99%	3.71%	3.75%	4.21%	4.56%
Expected return on plan assets	4.08%	5.80%	5.79%	6.30%	7.00%

Plan Assets

The domestic defined benefit pension plans are administered by the Lydall Retirement Committee (the "Committee"), which is appointed by the Board of Directors. The Committee’s responsibilities are to establish a funding policy for the domestic pension plans and to appoint and oversee the investment advisor responsible for the plan investments. The Committee is a named fiduciary under the plan, and the Committee has granted discretion to the investment advisor with respect to management of the investments. The assets of the U.S. Lydall Pension Plan are invested with the purpose to fund the plan termination which the Company anticipates completing in 2019. The Interface Pension Plans are invested for the purpose of investment diversification. In determining the expected return on plan assets, the Committee considers the relative weighting of plan assets, the historical performance of marketable debt and equity securities and economic and other indicators of future performance.

Investment management objective for the U.S. Lydall Pension Plan is a liability driven strategy to lessen the risk prior to plan termination with liquidity of assets to match the expected plan termination lump sum and annuity payments in 2019.

Investment management objectives for the Interface Pension Plans include maintaining an adequate level of diversification to balance market risk and to provide sufficient liquidity for near-term payments of benefits accrued under the Plan and to pay the expenses of administration. Investment decisions are based on the returns and risk relative to the Plan's liabilities, an approach commonly referred to as liability-driven investing. The long-term investment objective of the Interface Pension Plan is to achieve a total return equal to or greater than the assumed weighted rate of return, currently 4.08%. Though it is the intent of the Committee to achieve income and growth, that intent does not include taking extraordinary risks or engaging in investment activities not commonly considered prudent under the standards imposed by ERISA. The allowable investments include: securities, mutual funds, sub-advisers, independent investment managers and/or programs, and cash or cash equivalents. Prohibited investments include: single strategy hedge funds, investment in individual securities, direct investment in venture capital, CMO derivatives and commodities.

The following table presents the target allocation of the domestic defined benefit pension plan assets for 2019 and the actual allocation of plan assets as of December 31, 2018 and 2017 by major asset category:

	Target Allocation	Actual Allocation of Plan Assets December 31,
Asset Category	2019	2018	2017
Domestic equities	11% - 32%	16%	26%
International equities	5% - 24%	11%	26%
Fixed income	30% - 69%	44%	40%
U.S. government securities	2% - 13%	3%	—%
Corporate and foreign bonds	2% - 13%	2%	—%
Inflation hedge mutual funds	2% - 13%	3%	—%
Hedge fund of funds	2% - 9%	5%	7%
Cash and cash equivalents	0% - 32%	16%	1%

Domestic and international equities consist primarily of mutual funds valued at the closing price reported in the active market in which individual securities are traded.

Fixed income consists of mutual funds and a long duration fixed income held in proprietary funds pooled with other investor accounts which use the net asset value (NAV) per share practical expedient to measure fair value. The fixed income mutual funds are valued using quoted market prices.

Inflation hedge mutual funds invest primarily in a portfolio of inflation-protected debt securities, real-estate related securities and commodity/natural resource-related securities. The mutual fund is designed to protect against the long-term effects of inflation on an investment portfolio with the long-term objective of preservation of capital with current income.

U.S. government securities include U.S. Treasury Notes and Bonds which represent middle range and long term fixed income investments.

Corporate and foreign bonds primarily include a diversified portfolio of U.S. corporate debt obligations.

Hedge funds are mutual funds and pooled funds that employ a range of investment strategies for diversification including equity and fixed income, credit driven, macro and multi oriented strategies. Certain hedge funds were measured at fair value using the NAV practical expedient and are not classified in the fair value hierarchy.

Cash and cash equivalents include investments readily converted to cash valued in the active market in which the funds were traded and are classified within Level 1 of the fair value hierarchy. Non-government money market funds are classified as Level 2.

The investments of the domestic defined benefit plans are stated at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The asset’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The framework for measuring fair value provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The fixed income long duration fund and certain hedge funds were measured at fair value using the NAV practical expedient and are included as a reconciling item to the fair value table.

The following tables set forth the fair value of the assets by major asset category as of December 31, 2018 and December 31, 2017:

December 31, 2018
In thousands	Level 1	Level 2	Level 3	Measured at NAV	Total

Domestic equity	$13,941	$—	$—	$—	$13,941
International equity	9,547	—	—	—	9,547
Fixed income	10,977	—	—	27,727	38,704
U.S. government securities	—	2,466	—	—	2,466
Corporate and foreign bonds	—	1,448	—	—	1,448
Inflation hedge mutual funds	2,808	—	—	—	2,808
Hedge fund of funds	4,129	—	—	312	4,441
Cash and cash equivalents	12,027	2,070	—	—	14,097
Total Assets at Fair Value	$53,429	$5,984	$—	$28,039	$87,452

December 31, 2017
In thousands	Level 1	Level 2	Level 3	Measured at NAV	Total

Domestic equity	$11,577	$—	$—	$—	$11,577
International equity	11,626	—	—	—	11,626
Fixed income	—	—	—	17,360	17,360
Hedge fund of funds	—	—	—	3,054	3,054
Cash and cash equivalents	557	—	—	—	557
Total Assets at Fair Value	$23,760	$—	$—	$20,414	$44,174

Estimated Future Contributions and Benefit Payments

The Company expects to contribute approximately $3.5 million to $5.5 million in cash to its domestic defined benefit pension plans in 2019.

The U.S. Lydall pension plan is estimated to pay a partial year of benefits in 2019 as the U.S. plan is expected to terminate in 2019. The benefit payments for 2020 and thereafter only include benefit payments for the Interface Pension Plans. Estimated future benefit payments for the next 10 years for the domestic defined benefit pension plans are as follows:

In thousands	2019	2020	2021	2022	2023	2024-2028
Benefit payments	$4,023	$3,099	$3,186	$3,241	$3,264	$16,995

Employee Savings Plan

The Company also sponsors a 401(k) Plan. Employer contributions to this plan amounted to $2.9 million in 2018, $2.6 million in 2017, and $2.5 million in 2016. Matching contributions by the Company are made on employee pretax contributions up to five percent of compensation, with the first three percent matched at 100% and the next two percent matched at 50%.

11. Equity Compensation Plans

As of December 31, 2018, the Company’s equity compensation plans consisted of the 2003 Stock Incentive Compensation Plan (the “2003 Plan”) and the 2012 Stock Incentive Plan (the “2012 Plan” and together with the 2003 Plan, the “Plans”) under which incentive and non-qualified stock options and time and performance based restricted shares have been granted to employees and directors from authorized but unissued shares of common stock or treasury shares. The 2003 Plan is not active, but continues to govern all outstanding awards granted under the plan until the awards themselves are exercised or terminate in accordance with their terms. The 2012 Plan, approved by stockholders on April 27, 2012, authorized 1,750,000 shares of common stock for awards. The 2012 Plan also authorizes an additional 1,200,000 shares of common stock to the extent awards granted under prior stock plans that were outstanding as of April 27, 2012 are forfeited. The 2012 Plan provides for the following type of awards: options, restricted stock, restricted stock units and other stock-based awards.

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

The Company incurred compensation expense of $2.1 million, $4.3 million, and $4.4 million for the years ended December 31, 2018, 2017, and 2016, respectively, for all stock-based compensation plans, including restricted stock awards. No compensation costs were capitalized as part of inventory. The associated tax benefit realized was $1.3 million, $4.0 million, and $1.9 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Stock Options

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:

	2018	2017	2016
Risk-free interest rate	2.7%	2.2%	1.8%
Expected life	5.5 years	5.5 years	5.5 years
Expected volatility	34%	33%	42%
Expected dividend yield	—%	—%	—%

The following is a summary of the option activity as of December 31, 2018 and changes during the year then ended:

In thousands except per share amounts and years
	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2017	433	$33.37
Granted	246	$21.49
Exercised	(54)	$16.48
Forfeited/Cancelled	(2)	$36.08
Outstanding at December 31, 2018	623	$30.14	7.7	$734
Options exercisable at December 31, 2018	254	$29.36	5.8	$699
Unvested at December 31, 2018	369	$30.68	3.1	$35

The Company granted 245,830, 99,840, and 56,580 stock options during 2018, 2017, and 2016, respectively. The weighted-average grant-date fair value of options granted during the years 2018, 2017, and 2016 was $21.49, $17.91, and $21.11, respectively. There were 54,316 options exercised in 2018, 90,897 options exercised in 2017, and 76,333 options exercised in 2016. The intrinsic value for options exercised during 2018 was $1.4 million and the associated tax benefit realized from stock options exercised was $0.3 million. The total intrinsic value for options exercised during 2017 was $3.6 million and the associated tax benefit realized from stock options exercised was $1.1 million. The total intrinsic value for options exercised during 2016 was $2.4 million and the associated tax benefit realized from stock options exercised was $0.7 million. The amount of cash received from the exercise of stock options was $0.9 million in 2018, $1.3 million in 2017, and $1.2 million in 2016. At December 31, 2018, the total unrecognized compensation cost related to non-vested stock option awards was approximately $4.0 million, with a weighted average expected amortization period of 3.1 years.

Restricted Stock

The following is a summary of the Company’s unvested restricted shares for the year ended and as of December 31, 2018:

In thousands except per share amounts
Outstanding Restricted Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2017	219	$44.77
Granted	172	$25.19
Vested	(79)	$31.26
Forfeited/Cancelled	(8)	$50.56
Nonvested December 31, 2018	304	$37.02

Restricted stock includes both performance-based and time-based awards. Compensation for restricted stock is recorded based on the fair market value of the stock on the grant date and amortized to expense over the vesting period of the award. The Company granted 99,560, 52,595, and 44,423 shares of performance-based restricted stock during 2018, 2017, and 2016, respectively. The Company granted 71,516 shares of time-based restricted stock in 2018, 22,700 shares in 2017, and 31,455 in 2016. The Company granted 1,245, 485, and 8,570 of time-based restricted stock units in 2018, 2017, and 2016, respectively. The weighted average fair value per share of restricted stock granted was $25.19, $45.18, and $49.70 during 2018, 2017, and 2016, respectively. During 2018, 2017, and 2016, respectively, there were 8,440, 14,045 and 33,800 shares of restricted stock forfeited. The fair value of awards for which restrictions lapsed during the years ended December 31, 2018, 2017, and 2016 was $3.2 million, $8.0 million, and $3.4 million, respectively. At December 31, 2018, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $6.5 million, with a weighted average expected amortization period of 2.4 years.

Stock Repurchases

During the year ended December 31, 2018, the Company acquired 23,581 shares of common stock valued at $1.0 million, through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company's equity compensation plans, which allow the Company to withhold the number of shares having fair value equal to each recipient's tax withholding due.

12. Restructuring

In April 2017, the Company commenced a restructuring plan in the Technical Nonwovens segment which includes plant consolidations and transfer of equipment to other facilities within the segment's Europe and China operations. The consolidation of certain plants, which is expected to conclude in 2019, is expected to reduce operating costs, increase efficiency and enhance the Company’s flexibility by better aligning its manufacturing footprint with the segment's customer base. Accordingly, the Company expects to record pre-tax expenses of approximately $4.2 million, in connection with this restructuring plan, of which approximately $3.7 million is expected to result in cash expenditures over the period of consolidation. The Company also expects to incur cash expenditures of approximately $3.8 million for capital expenditures associated with this plan.

During the year ended December 31, 2018, the Company recorded pre-tax restructuring expenses of $2.3 million as part of this restructuring plan. Restructuring expenses of $1.9 million were recorded in cost of sales and $0.4 million were recorded in selling, product development and administrative expenses. During the year ended December 31, 2017, the Company recorded pre-tax restructuring expenses of $0.7 million as part of this restructuring plan. Restructuring expenses of $0.4 million were recorded in cost of sales and $0.3 million were recorded in selling, product development and administrative expenses. The Company expects to record approximately $1.2 million of restructuring expenses as part of the restructuring plan in 2019.

Actual pre-tax expenses incurred and total estimated pre-tax expenses for the restructuring program by type are as follows:

In thousands	Severance and Related Expenses	Contract Termination Expenses	Facility Exit, Move and Set-up Expenses	Total
Total estimated expenses	$1,250	$450	$2,500	$4,200
Expenses incurred during year ended:
December 31, 2017	181	154	327	662
December 31, 2018	606	136	1,555	2,297
Estimated remaining expense at December 31, 2018	$463	$160	$618	$1,241

There were cash outflows of $2.2 million and $0.2 million for the restructuring program for the years ended December 31, 2018 and 2017, respectively.

Accrued restructuring costs were as follows at December 31, 2018:

In thousands	Total
Pre-tax restructuring expenses, excluding depreciation	$510
Cash paid	(177)
Balance as of December 31, 2017	$333
Pre-tax restructuring expenses, excluding depreciation	$2,012
Cash paid	(2,198)
Balance as of December 31, 2018	$147

13. Segment Information

The Company’s reportable segments as of December 31, 2018 were Performance Materials, Technical Nonwovens, Thermal Acoustical Solutions.

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

Prior period segment amounts throughout the Notes to the Condensed Consolidated Financial Statements have been recast to reflect the new segment structures. The recast of historical business segment information had no impact on the consolidated financial results.

Performance Materials Segment

The Performance Materials segment includes filtration media solutions primarily for air, fluid power, life science and industrial applications (“Filtration”), and sealing and gasket solutions, thermal insulation, energy storage, and other engineered products (“Sealing and Advanced Solutions”).

Filtration products include LydAir® MG (Micro-Glass) Air Filtration Media, LydAir® MB (Melt Blown) Air Filtration Media, LydAir® SC (Synthetic Composite) Air Filtration Media, and Arioso® Membrane Composite Media. These products constitute the critical media component of clean-air systems for applications in clean-space, commercial, industrial and residential HVAC, power generation, respiratory protection, and industrial processes. Lydall has leveraged its extensive technical expertise and applications knowledge into a suite of media products covering the vast liquid filtration landscape across the transportation and industrial fields. The LyPore® Liquid Filtration Media series address a variety of application needs in fluid power including hydraulic filters, air-water and air-oil coalescing, industrial fluid processes and diesel fuel filtration. LyPore® media and Solupor® ultra-high molecular weight polyethylene membranes also serve critical liquid filtration/separation applications such as biopharmaceutical pre-filtration and clarification, lateral flow diagnostic and analytical testing, potable water filtration and high purity process filtration such as those found in food and beverage and medical applications.

Sealing and Advanced Solutions products include nonwoven specialty engineered materials for a multitude of applications. Interface fiber-reinforced gasket materials serve the heavy-duty diesel, automobile, small engine, transmission and compressor markets. These products handle demanding sealing challenges with a diverse range of metallic, non-metallic, rubber-coated and laminate materials that comprise the extensive Sealing materials portfolio. Interface Engineered Components are ready to use soft and hard gasket parts sold directly to OEMs and aftermarket applications. An example is Select-a-Seal® rubber-edged composite (REC) technology that provides robust sealing, compression, adhesion, and shear strength for driveline applications. Advanced Solutions’ nonwoven veils, papers and specialty composites for the building products, appliance, energy and industrial markets include Manniglas® Thermal Insulation Papers, and Lytherm® Insulation Media for high temperature technology applications. Lydall’s Cryotherm® Super-Insulating Media, CRS-Wrap® Super-Insulating Media and Cryo-Lite® Cryogenic Insulation products are industry standards for state-of-the-art cryogenic insulation designs used by manufacturers of cryogenic equipment for liquid gas storage, piping, and transportation. Additional specialty composite materials include specialty fiber calendar bowl products to service the printing and textile industries and press pad materials for industrial lamination processes.

Technical Nonwovens Segment

The Technical Nonwovens segment primarily produces needle punch nonwoven solutions for a multitude of industries and applications. Products are manufactured and sold globally under the leading brands of Lydall Industrial Filtration, Southern Felt, Gutsche, and Texel. Industrial Filtration products include nonwoven rolled-good felt media and filter bags used primarily in industrial air and liquid filtration applications. Nonwoven filter media is an effective solution to satisfy increasing emission control regulations in a wide range of industries, including power, cement, steel, asphalt, incineration, mining, food, and pharmaceutical. Advanced Materials products include nonwoven rolled-good media used in commercial applications and predominantly serves the geosynthetics, automotive, industrial, medical, and safety apparel markets. Automotive media is provided to Tier I/II suppliers as well as the Company's Thermal Acoustical Solutions segment.

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

Net sales by segment, as well as reconciling items, to equal consolidated net sales for the years ended December 31, 2018, 2017, and 2016 were as follows:

Consolidated Net Sales	For the Years Ended December 31,

In thousands	2018	2017	2016
Performance Materials Segment (1):
Filtration	$93,089	$87,173	$83,345
Sealing and Advanced Solutions	76,128	29,496	27,783
Performance Materials Segment net sales	169,217	116,669	111,128
Technical Nonwovens Segment (2),(3):
Industrial Filtration	157,606	147,087	90,415
Advanced Materials (4)	119,465	121,990	65,090
Technical Nonwovens net sales	277,071	269,077	155,505
Thermal Acoustical Solutions Segment:
Parts	328,057	318,217	298,016
Tooling	37,370	23,888	23,176
Thermal Acoustical Solutions Segment net sales	365,427	342,105	321,192
Eliminations and Other (4)	(25,818)	(29,414)	(20,973)
Consolidated Net Sales	$785,897	$698,437	$566,852

Operating income by segment and Corporate Office Expenses for the years ended December 31, 2018, 2017, and 2016 were as follows:

Operating Income	For the Years Ended December 31,

In thousands	2018	2017 (5)	2016 (5)
Performance Materials Segment (1)	$13,139	$12,321	$12,574
Technical Nonwovens Segment (2),(3)	21,323	26,047	15,584
Thermal Acoustical Solutions Segment	38,085	53,132	53,072
Corporate Office Expenses	(23,359)	(25,300)	(25,785)
Consolidated Operating Income	$49,188	$66,200	$55,445

Operating results in 2018 were negatively impacted by $3.6 million of corporate strategic initiatives expenses predominantly within Corporate Office Expenses, $2.3 million of restructuring expenses in the Technical Nonwovens segment, and a $2.0 million purchase accounting adjustment related to inventory step-up in the Performance Materials segment. Operating results in 2017 were negatively impacted by $1.7 million of expenses associated with the combination of the Company's former T/A Metals and T/A Fibers segments, a $1.1 million purchase accounting adjustment related to inventory step-up in the Technical Nonwovens segment, $0.7 million and $0.3 million related to severance expenses for a reduction in force in the Thermal Acoustical Solutions and Technical Nonwovens segments, respectively, $0.8 million of corporate strategic initiatives expenses predominantly within Corporate Office Expenses, a $0.8 million non-cash long-lived asset impairment in the Performance Materials segments and $0.7 million of restructuring expenses in the Technical Nonwovens segment. Operating results in 2016 were negatively impacted by $3.7 million of acquisition related expenses within Corporate Office Expenses, $3.5 million related to a settlement with the German Cartel Office in the Thermal Acoustical Solutions segment and a $2.0 million purchase accounting adjustment related to inventory step-up in the Technical Nonwovens segment.

Total assets by segment and the Corporate Office were as follows at December 31, 2018, 2017, and 2016:

Total Assets	December 31,

In thousands	2018	2017	2016
Performance Materials Segment (1)	$414,211	$72,837	$66,965
Technical Nonwovens Segment (2),(3)	242,007	271,713	268,104
Thermal Acoustical Solutions Segment	201,509	189,301	166,591
Corporate Office	14,959	27,020	25,369
Total Assets	$872,686	$560,871	$527,029

Total capital expenditures and depreciation and amortization by segment and the Corporate Office for the years ended December 31, 2018, 2017, and 2016 were as follows:

	Capital Expenditures			Depreciation and Amortization

In thousands	2018	2017	2016	2018	2017	2016
Performance Materials Segment (1)	$11,288	$3,610	$4,098	$9,006	$3,996	$4,028
Technical Nonwovens Segment (2),(3)	5,864	2,903	1,248	13,877	12,625	6,791
Thermal Acoustical Solutions Segment	11,934	17,462	22,324	9,190	8,619	7,605
Corporate Office	544	940	489	658	699	977
Total	$29,630	$24,915	$28,159	$32,731	$25,939	$19,401

Net sales by geographic area for the years ended December 31, 2018, 2017 and 2016 and long-lived asset information by geographic area as of December 31, 2018, 2017, and 2016 were as follows:

	Net Sales			Long-Lived Assets

In thousands	2018	2017	2016	2018	2017	2016
United States (1)	$422,222	$376,086	$354,371	$136,448	$93,583	$88,918
France (1)	66,579	56,214	52,042	13,219	14,268	12,692
Germany (1),(3)	125,796	105,828	63,301	25,873	20,872	15,649
United Kingdom	27,156	24,921	23,871	4,844	4,916	4,903
Canada (2)	87,622	84,701	40,871	25,614	30,739	30,911
China (1),(3)	54,198	47,856	30,361	11,958	11,896	11,996
Other (1)	2,324	2,831	2,035	4,085	1,590	1,301
Total	$785,897	$698,437	$566,852	$222,041	$177,864	$166,370

(1)	The Performance Materials segment includes the results of Interface and PCC for the periods following the dates of acquisitions of August 31, 2018 and July 12, 2018, respectively.

(2)	Technical Nonwovens segment includes results of Texel for the period following the date of acquisition of July 7, 2016.

(3)	Technical Nonwovens segment includes results of Gutsche as of the acquisition date of December 31, 2016.

(4)
Included in the Technical Nonwovens segment and Eliminations and Other is $22.2 million, $26.5 million and $18.2 million of intercompany sales to the Thermal Acoustical Solutions segment for the years ended December 31, 2018, 2017 and 2016, respectively.

(5)
For the years ended December 31, 2017 and 2016 $0.8 million and $0.7 million, respectively, have been reclassified from operating income to other expense (income), net, to give effect to the adoption of ASU No. 2017-07, "Compensation - Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost".

Foreign sales are based on the country in which the sales originated (i.e., where the Company’s legal entity is domiciled). Sales to Ford Motor Company in 2018, 2017, and 2016 were $116.1 million, $120.7 million, and $110.9 million, respectively, and accounted for 14.8%, 17.3%, and 19.6% of Lydall’s net sales in the years ended December 31, 2018,

2017, and 2016, respectively. These sales were reported in the Thermal Acoustical Solutions segment. No other customers accounted for more than 10.0% of total net sales in 2018, 2017, and 2016.

14. Income Taxes

On December 22, 2017, the United States enacted significant changes to U.S. tax law following the passage and signing of the Tax Cuts and Jobs Act (the "Tax Reform Act"). During the year ended December 31, 2017, the Company followed guidance in Staff Accounting Bulletin No.118 ("SAB 118"), which provided a measurement period, not to exceed one year from the enactment of the Tax Reform Act, and recorded a provisional benefit of $3.7 million related to the revaluation of deferred tax assets and liabilities, the one-time mandatory repatriation of foreign earnings, and legislative changes to 162(m). During the year ended December 31, 2018, the Company evaluated interpretations and additional regulatory guidance and adjusted the provisional tax reform benefit by recording tax expense of $0.7 million. As of December 31, 2018, the Company has completed its accounting for the Tax Reform Act as described in SAB 118. In 2019, the Company will continue to review and incorporate updates related to forthcoming U.S. Treasury Regulations and other interpretive guidance and determine any impacts to the Company.

The provision for income taxes consists of the following:

	For the years ended December 31,
In thousands	2018	2017	2016
Current:
Federal	$3,739	$11,526	$15,376
State	498	956	1,513
Foreign	3,788	2,425	2,104
Total Current	$8,025	$14,907	$18,993
Deferred:
Federal	$2,646	$(2,472)	$(594)
State	380	256	601
Foreign	(2,598)	(717)	(1,179)
Total Deferred	428	(2,933)	(1,172)
Provision for income taxes	$8,453	$11,974	$17,821

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory tax rate on earnings:

	For the years ended December 31,
	2018	2017	2016
Statutory federal income tax rate	21.0%	35.0%	35.0%
State income taxes	1.6	1.6	2.1
Valuation allowances for deferred tax assets, including state	(1.3)	0.1	1.3
Research and development credits	(1.3)	(1.0)	(1.2)
Capitalized transaction costs	0.6	—	0.7
Domestic production activities deduction	—	(1.8)	(2.7)
Stock based compensation	(0.7)	(4.4)	(2.1)
German Cartel settlement	—	—	2.2
Foreign income taxed at lower rates	(1.6)	(2.8)	(3.5)
Reserves for uncertain tax positions	—	(1.7)	(0.1)
Repatriation of foreign undistributed earnings	1.6	1.3	—
Revaluation of deferred tax liabilities due to federal rate change	—	(7.3)	—
Other	(0.4)	0.5	0.7
Effective income tax rate	19.5%	19.5%	32.4%

In 2018, the effective tax rate of 19.5% was below the federal statutory rate and included valuation allowance activity of $0.6 million. This was primarily a result of the fourth quarter partial release of valuation allowance on the Netherlands net operating losses offset by a valuation allowance addition in Germany. Compared to 2017, the tax benefit from stock compensation expense had a lesser impact on the 2018 rate because of less windfall benefits recognized. Also, foreign income taxed at lower rates had a lesser impact on the 2018 rate because of new U.S. regulations that were released in the fourth quarter 2018 that limit the amount of the tax benefit recorded compared to 2017.

In 2017, in addition to the Tax Reform Act, which favorably impacted the effective tax rate by a net $3.7 million, the effective tax rate of 19.5% was impacted by a favorable mix of taxable income generated from foreign income taxed at lower rates, resulting in a tax benefit of $1.7 million, net of $0.7 million of expense to correct a foreign tax error in prior years. The Company also recorded a tax benefit of $1.1 million attributable to the Domestic Production Activities Deduction, a tax benefit of $2.7 million related to stock based compensation and a tax benefit of $1.5 million attributable to the release of certain reserves for uncertain tax positions from the settlement of the IRS tax audit that closed in the third quarter of 2017. These favorable adjustments were partially offset by tax expense of $0.3 million against certain deferred tax assets in China, as future realization of the assets is not reasonably assured.

In 2016, the effective tax rate of 32.4% was positively impacted by a favorable mix of taxable income generated from countries with lower tax rates compared to that of the United States at that time, resulting in a tax benefit of $1.3 million. The Company also recorded a tax benefit of $1.5 million attributable to the Domestic Production Activities Deduction and a tax benefit of $1.1 million related to stock based compensation. These favorable adjustments were partially offset by tax expense of $1.2 million related to a nondeductible German Cartel settlement and a net increase in valuation allowance against certain deferred tax assets of $0.7 million, primarily related to tax valuation allowances of $0.5 million recorded against certain net deferred tax assets in the Netherlands and China, as future realization of the assets is not reasonably assured.

The Company maintains valuation allowances against certain deferred tax assets where realization is not reasonably assured. The Company evaluates the likelihood of the realization of deferred tax assets and reduces the carrying amount to the extent it believes a portion will not be realized. The Company’s effective tax rates in future periods could be affected by increases or decreases in anticipated earnings in countries where tax rates differ from the United States federal rate, the relative impact of permanent tax adjustments on higher or lower earnings from domestic operations, changes in net deferred tax asset valuation allowances, completion of acquisitions or divestitures, changes in tax rates or tax laws, and the outcome of tax audits.

The following schedule presents net current and net long-term deferred tax assets and liabilities by tax jurisdiction as of December 31, 2018 and 2017:

	2018		2017
	Deferred Tax Assets		Deferred Tax Assets
In thousands	Current	Long-term	Current	Long-term
Federal	$—	$—	$—	$—
State	—	—	—	—
Foreign	—	2,055	—	1,146
Totals	$—	$2,055	$—	$1,146

	2018		2017
	Deferred Tax Liabilities		Deferred Tax Liabilities
In thousands	Current	Long-term	Current	Long-term
Federal	$—	$30,193	$—	$7,288
State	—	3,728	—	424
Foreign	—	5,344	—	7,002
Totals	$—	$39,265	$—	$14,714

Net deferred tax assets (liabilities) consisted of the following as of December 31, 2018 and 2017:

	December 31,
In thousands	2018	2017
Deferred tax assets:
Accounts receivable	$172	$132
Inventories	520	164
Net operating loss carryforwards	6,095	5,339
Other accrued liabilities	3,426	1,053
Pension	5,181	1,482
Tax Credits	1,846	1,735
Total deferred tax assets	17,240	9,905
Deferred tax liabilities:
Intangible assets	25,133	2,073
Property, plant and equipment	23,353	15,691
Total deferred tax liabilities	48,486	17,764
Valuation allowance	5,964	5,709
Net deferred tax liabilities	$(37,210)	$(13,568)

For the years ended December 31, 2018, 2017 and 2016, income before income taxes was derived from the following sources:

	For the years ended December 31,
In thousands	2018	2017	2016
United States	$33,928	$54,212	$53,356
Foreign	9,337	7,107	1,583
Total income before income taxes	$43,265	$61,319	$54,939

At December 31, 2018, the Company had approximately $4.1 million of state net operating loss carryforward which will expire between 2027 and 2036. The Company has not recorded a deferred tax asset for $4.0 million of this carryforward as the Company anticipates paying a non-income based franchise tax for the foreseeable future in the applicable jurisdiction. In addition, at December 31, 2018, the Company had $1.8 million of state tax credit carryforwards that expire between 2019 and 2033. As of December 31, 2018, the Company has recorded a valuation allowance against the full amount of its state tax credit carryforwards. The Company also has $6.8 million of foreign net operating loss carryforwards in China, $10.5 million of net operating loss carryforwards in Germany, and $5.1 million of net operating loss carryforwards in the Netherlands. The Netherlands’ net operating losses expire between the years 2019 and 2025 and the China net operating losses expire between the years 2019 and 2023. A partial valuation allowance is recorded against the net operating losses in all three jurisdictions for the portion of its net operating losses that future realization is not reasonably assured. The Company evaluates and weighs the positive and negative evidence present at each period. The Company will continue to monitor the realization criteria based on future operating results.

During 2018 the Company changed its assertion and no longer intends to reinvest certain undistributed earnings of its foreign subsidiaries that have been previously taxed in the U.S. and has recorded taxes associated with this position. For the remainder of the undistributed foreign earnings, unless tax effective to repatriate, the Company will continue to permanently reinvest these earnings. As of December 31, 2018, such undistributed earnings were approximately $1.8 million. The Company estimates that the amount of tax that would be payable on the undistributed earnings if repatriated to the United States could be up to $0.5 million. This amount may vary in the future due to a variety of factors including future tax law changes, future earnings and statutory taxes paid by foreign subsidiaries, and ongoing tax planning strategies by the Company.

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, China, France, Germany, Hong Kong, the

Netherlands, Canada and the United Kingdom. Within the next fiscal year, the Company expects to conclude certain income tax matters through the year ended December 31, 2015 and it is reasonably expected that net unrecognized benefits of $0.3 million may be recognized. The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized was $3.6 million as of December 31, 2018. However, $1.4 million of the unrecognized tax benefits, if recognized, would be offset in pre-tax income by the reversal of indemnification assets due to the Company. The Company is no longer subject to U.S. federal examinations for years before 2015, state and local examinations for years before 2013, and non-U.S. income tax examinations for years before 2003.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In thousands	2018	2017
Unrecognized tax benefits at beginning of year	$2,526	$3,219
Decreases relating to positions taken in prior periods	(298)	—
Increases relating to positions taken in prior periods	—	221
Increases relating to current period	1,584	475
Decreases due to settlements with tax authorities	(233)	(1,372)
Decreases due to lapse of statute of limitations	(16)	(17)
Unrecognized tax benefits at end of year	$3,563	$2,526

The Company recognizes the interest accrued and the penalties related to unrecognized tax benefits as a component of tax expense.

15. Commitments and Contingencies

Leases

The Company has operating leases that resulted in expense of $6.8 million in 2018, $5.8 million in 2017, and $5.4 million in 2016. These contracts include building, office equipment, vehicle and machinery leases that require payment of property taxes, insurance, repairs and other operating costs.

Approximate future minimum lease payments under noncancelable leases are:

	Payments due by period
In thousands	Operating Lease Payments	Capital Lease Payments	Total
2019	$6,004	$279	$6,283
2020	4,871	35	4,906
2021	3,877	—	3,877
2022	3,226	—	3,226
2023	2,617	—	2,617
Thereafter	11,111	—	11,111
Total	31,706	314	32,020
Interest on capital leases	—	(2)	(2)
Total	$31,706	$312	$32,018

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

Environmental Obligations

The Company elected to remediate environmental contamination discovered prior to the closing of the Texel acquisition in 2016 at a certain property in the province of Quebec, Canada (“the Property”) that was acquired by Lydall. The Company records accruals for environmental costs when such losses are probable and reasonably estimable. In 2016, the Company, through the engagement of a third-party environmental service firm, determined the final scope and timing of the remediation project and estimated the cost of the remediation project to range between $0.9 million and $1.5 million, which was further refined in July of 2017 to the top end of this range at $1.5 million. During 2017, the environmental liability was reduced by $0.7 million, reflecting payments made to vendors, resulting in a balance of $0.8 million at December 31, 2017. During 2018, the environmental liability was reduced by $0.8 million resulting in no balance at December 31, 2018.

Pursuant to the Share Purchase Agreement, ADS has agreed to indemnify the Company from all costs and liabilities associated with the contamination and remediation work, including the costs of preparation and approval of the remediation plan and other reports in relation therewith. This indemnity was secured by an environmental escrow account, which was established in the amount of $3.0 million Canadian Dollars (approximately $2.2 million U.S. Dollars as of December 31, 2018). Should the costs and liabilities exceed the environmental escrow amount, the Company also has access to the general indemnity escrow account, which was originally established in the amount of $14.0 million Canadian Dollars (approximately $10.3 million U.S. Dollars as of December 31, 2018), and based on the Share Purchase Agreement was reduced to approximately $7.0 million Canadian Dollars (approximately $5.1 million U.S. Dollars as of December 31, 2018). Based on the foregoing, an indemnification asset of $0.9 million was also recorded in other assets at December 31, 2016, and subsequently increased to $1.5 million in July of 2017, as the Company believed, and still believes collection from ADS is probable. The indemnification asset was decreased by $0.7 million, reflecting indemnification from ADS for payments made by the Company to its vendors during 2017. During 2018, the indemnification asset was further reduced by $0.8 million, reflecting indemnification from ADS for payments made by the Company to its vendors, resulting in no balance at December 31, 2018. In the fourth quarter of 2018 the Company and ADS reached an agreement to release the remaining $1.2 million Canadian Dollars (approximately $0.9 million U.S. Dollars as of December 31, 2018) from the environmental escrow account as the remediation was substantially complete. A portion of the escrow was released directly to the Company to pre-fund three years of monitoring for which the Company will assume the incremental monitoring costs.

In the fourth quarter of 2016, as part of a groundwater discharging permitting process, water samples collected from wells and process water basins at the Company’s Rochester New Hampshire manufacturing facility, within the Performance Materials segment, showed concentrations of Perfluorinated Compounds (“PFCs”) in excess of state ambient groundwater quality standards. In January 2017, the Company received a notification from the State of New Hampshire Department of Environmental Services (“NHDES”) naming Lydall Performance Materials, Inc. a responsible party with respect to the discharge of regulated contaminants and, as such, is required to take action to investigate and remediate the impacts in accordance with standards established by the NHDES. The Company conducted a site investigation, the scope of which was reviewed by the NHDES, in order to assess the extent of potential soil and groundwater contamination and develop a remedial action. Based on input received from NHDES in March 2017 with regard to the scope of the site investigation, the Company recorded $0.2 million of expense. In 2018, the Company received a response from the NHDES to the site investigation report outlining proposed remedial actions. The Company recorded an additional $0.1 million of expense in 2018 associated with the expected costs to remediate the impacts of the discharge of regulated contaminants in accordance with standards established by the NHDES. During 2018 the environmental liability was fully reduced reflecting payments made to vendors, resulting in no balance at December 31, 2018. Additionally, the Company incurred $0.2 million of capital expenditures in 2018, in relation to the lining of the Company's fresh water waste lagoons. The site investigation is ongoing. The Company cannot be sure that costs will not exceed the current estimates until this matter is closed with the NHDES, nor that any future corrective action at this location would not have a material effect on the Company’s financial condition, results of operations or liquidity.

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

16. Earnings Per Share

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	For the years ended December 31,
In thousands	2018	2017	2016
Basic average common shares outstanding	17,204	17,045	16,871
Effect of dilutive options and restricted stock awards	126	272	370
Diluted average common shares outstanding	17,330	17,317	17,241

For the years ended December 31, 2018, 2017 and 2016, stock options for 455,515, 44,837, and 94,796 shares of Common Stock, respectively, were not considered in computing diluted earnings per common share as the stock options were considered anti-dilutive.

17. Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial results for 2018 and 2017. In management’s opinion, all material adjustments necessary for a fair statement of the information for such quarters have been reflected.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
In thousands except per share data	2018	2017	2018	2017	2018	2017	2018	2017
Net sales	$191,660	$165,487	$186,413	$174,879	$197,886	$180,041	$209,938	$178,030
Gross profit	$39,507	$40,498	$36,127	$43,327	$35,139	$40,054	$41,872	$39,480
Net income	$11,054	$11,669	$10,450	$13,125	$6,256	$10,675	$7,184	$13,848
Earnings per common share:
Basic	$0.64	$0.69	$0.61	$0.77	$0.36	$0.63	$0.42	$0.81
Diluted	$0.64	$0.68	$0.60	$0.76	$0.36	$0.62	$0.42	$0.80

The table above includes the quarterly results of Interface since the acquisition date of August 31, 2018.

The following components are included gross profit and net income for 2018 and 2017 and impact the comparability of each year:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
In thousands except per share data	2018	2017	2018	2017	2018	2017	2018	2017
Gross profit impact:
Inventory step-up purchase accounting adjustments	$—	$481	$—	$543	$1,390	$83	$585	$—
Restructuring, severance and segment consolidation expenses	449	441	876	92	400	287	169	155
Net income impact:
Inventory step-up purchase accounting adjustments	$—	$350	$—	$394	$1,077	$59	$438	$—
Restructuring, severance and segment consolidation expenses	494	702	711	216	409	910	527	488
Long-lived asset impairment charge	—	490	—	—	—	—	—	—
Strategic initiatives expenses	87	125	923	—	1,730	219	493	205
Discrete tax items	—	—	—	—	—	(1,380)	320	(2,867)

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

18. Recently Issued Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, "Leases (Topic 842)". This ASU requires entities that lease assets with lease terms of more than 12 months to recognize right-of-use assets and lease liabilities created by those leases on their balance sheets. This ASU will also require new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. In July 2018, the FASB amended the leasing guidance to add a transition option. The Company plans to elect the transition option to continue to apply the legacy guidance ASC 840, Leases, including disclosure requirements, in the comparative periods presented in the year of adoption. Based on the effective date, the Company will adopt the new standard effective January 1, 2019 on a modified retrospective basis and will not restate comparative periods.

The Company anticipates the ASU will have a material impact on its assets and liabilities due to the addition of right-of-use assets and lease liabilities to the balance sheet; however, it does not expect the ASU to have a material impact on the Company's consolidated cash flows or results of operations. Based on the portfolio of leases as of December 31, 2018, the Company expects to recognize approximately $28.0 million to $34.0 million of operating lease right-of-use assets and lease liabilities on its consolidated balance sheets upon adoption.

While substantially complete, the Company is still in the process of finalizing its evaluation of the effect of ASU 842 on the Company's financial statements, disclosures and impact to its internal control over financial reporting. The Company will finalize its accounting assessment and quantitative impact of the adoption during the first quarter of 2019 and the actual impact may differ from the estimate. As the Company completes its evaluation of this new standard, new information may arise that could change the Company's current understanding of the impact to leases. Additionally, the Company continues to monitor industry activities and any additional guidance provided by regulators, standards setters, or the accounting profession, and adjust the Company's assessment and implementation plans accordingly.

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

19. Changes in Accumulated Other Comprehensive Income (Loss)

The following table discloses the changes by classification within accumulated other comprehensive income (loss) for the period ended December 31, 2018, 2017 and 2016:

In thousands	Foreign Currency Translation Adjustment	Defined Benefit Pension Adjustment		Gains and Losses on Cash Flow Hedges		Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2015	$(16,920)	$(17,665)		$—		$(34,585)
Other Comprehensive loss	(10,965)	(2,969)	(a)	—		(13,934)
Amounts reclassified from accumulated other comprehensive loss		569	(b)	—		569
Balance at December 31, 2016	$(27,885)	$(20,065)		$—		$(47,950)
Other Comprehensive income	25,664	1,299	(a)	122	(c)	27,085
Amounts reclassified from accumulated other comprehensive loss		717	(b)	—		717
Balance at December 31, 2017	$(2,221)	$(18,049)		$122		$(20,148)
Other Comprehensive loss	(16,237)	(4,998)	(a)	(2,096)	(c)	(23,331)
Amounts reclassified from accumulated other comprehensive loss	—	794	(b)	—		794
Balance at December 31, 2018	$(18,458)	$(22,253)		$(1,974)		$(42,685)

(a) Amount represents actuarial (losses) gains arising from the Company’s postretirement benefit obligation. This amount was $(5.0) million, net of $1.5 million tax benefit, for 2018, $1.3 million, net of a $0.1 million tax expense, for 2017 and $(3.0) million, net of $1.6 million tax benefit in 2016. (See Note 10)

(b) Amount represents the amortization of actuarial losses to pension expense arising from the Company’s postretirement benefit obligation. This amount was $0.8 million, net of $0.2 million tax benefit in 2018, $0.7 million, net of $0.4 million tax benefit in 2017, and $0.6 million, net of $0.4 million tax benefit in 2016. (See Note 10)

(c) Amount represents unrealized gains (losses) on the fair value of hedging activities, net of taxes, for the years ended December 31, 2018 and 2017.

Schedule II

LYDALL, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED December 31, 2018, 2017 AND 2016

In thousands	Balance at January 1,	Charges to Costs and Expenses	Charges (Deductions) to Other Accounts		Deductions		Balance at December 31,
2018
Allowance for doubtful receivables	$1,507	$785	$(58)	2	$(794)	1	$1,440
Tax valuation allowances	5,709	3,859	(192)	2	(3,412)	3	5,964
2017
Allowance for doubtful receivables	$1,429	$541	$103	2	$(566)	1	$1,507
Tax valuation allowances	4,903	886	394	2	(474)	3	5,709
2016
Allowance for doubtful receivables	$1,251	$941	$(123)	2	$(640)	1	$1,429
Tax valuation allowances	4,307	762	(140)	2	(26)	3	4,903

1.	Uncollected receivables written off and recoveries.

2.	Foreign currency translation and other adjustments.

3.	Reduction to income tax expense.

S-1