Form 10-Q
period 2019-06-30
LYDALL INC /DE/
filed 2019-07-30
CIK 60977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

OR

☐TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from           to

Commission File Number: 1-7665

LYDALL INC /DE/
(Exact name of registrant as specified in its charter)

Delaware					06-0865505
(State or Other Jurisdiction of Incorporation or Organization)					(I.R.S. Employer Identification No.)

One Colonial Road	,	Manchester	,	Connecticut	06042
(Address of principal executive offices)					(zip code)

(860) 646-1233
(Registrant’s telephone number, including area code)
None
(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	LDL	New York Stock Exchange

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

Large accelerated filer ☒Accelerated filer ☐Non-accelerated filer ☐
Smaller reporting company ☐Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $ .01 par value per share.

Total Shares outstanding July 15, 2019	17,534,626

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current assumptions relating to the Company’s business, the economy and future conditions. Forward-looking statements generally can be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “forecasts,” “predicts,” “targets,” “prospects,” “strategy,” “signs” and other words of similar meaning in connection with the discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash and other measures of financial performance. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Forward-looking statements in this Quarterly Report on Form 10-Q include, among others, statements relating to:

•	Overall economic and business conditions and the effects on the Company’s markets;

•	Outlook for the third quarter and full year 2019;

•	Ability to improve operational effectiveness in the Thermal Acoustical Solutions segment;

•	Expected vehicle production in the North American, European or Asian markets;

•	Growth opportunities in markets served by the Company;

•	Ability to integrate the Interface Performance Materials business, which was acquired in the third quarter of 2018;

•	Expected future financial and operating performance of Interface Performance Materials;

•	Expected costs and future savings associated with restructuring programs;

•	Expected gross margin, operating margin and working capital improvements from cost control and other improvement programs;

•	Product development and new business opportunities;

•	Future strategic transactions, including but not limited to: acquisitions, joint ventures, alliances, licensing agreements and divestitures;

•	Pension plan funding;

•	Future cash flow and uses of cash;

•	Future amounts of stock-based compensation expense;

•	Future earnings and other measurements of financial performance;

•	Ability to meet cash operating requirements;

•	Future levels of indebtedness and capital spending;

•	Ability to meet financial covenants in the Company's amended revolving credit facility;

•	Future impact of the variability of interest rates and foreign currency exchange rates;

•	Expected future impact of recently issued accounting pronouncements upon adoption;

•	Future effective income tax rates and realization of deferred tax assets;

•	Estimates of fair values of reporting units and long-lived assets used in assessing goodwill and long-lived assets for possible impairment; and

•	The expected outcomes of legal proceedings and other contingencies, including environmental matters.
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

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

	Quarter Ended June 30,
	2019	2018
	(Unaudited)
Net sales	$220,811	$186,413
Cost of sales	175,536	150,286
Gross profit	45,275	36,127
Selling, product development and administrative expenses	32,096	23,878
Operating income	13,179	12,249
Pension plan settlement expense	25,515	—
Interest expense	3,731	572
Other income, net	(873)	(368)
(Loss) income before income taxes	(15,194)	12,045
Income tax (benefit) expense	(8,199)	1,655
Income from equity method investment	(49)	(60)
Net (loss) income	$(6,946)	$10,450
Earnings (loss) per share:
Basic	$(0.40)	$0.61
Diluted	$(0.40)	$0.60
Weighted average number of common shares outstanding:
Basic	17,267	17,196
Diluted	17,267	17,335

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

	Six Months Ended June 30,
	2019	2018
	(Unaudited)
Net sales	$438,836	$378,073
Cost of sales	351,505	302,439
Gross profit	87,331	75,634
Selling, product development and administrative expenses	65,102	49,349
Operating income	22,229	26,285
Pension plan settlement expense	25,515	—
Interest expense	7,359	1,112
Other income, net	(474)	(53)
(Loss) income before income taxes	(10,171)	25,226
Income tax (benefit) expense	(7,093)	3,778
Income from equity method investment	(22)	(56)
Net (loss) income	$(3,056)	$21,504
Earnings (loss) per share:
Basic	$(0.18)	$1.25
Diluted	$(0.18)	$1.24
Weighted average number of common shares outstanding:
Basic	17,260	17,178
Diluted	17,260	17,334

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Net (loss) income	$(6,946)	$10,450	$(3,056)	$21,504
Other comprehensive income (loss):
Foreign currency translation adjustments	2,457	(11,149)	2,330	(8,604)
Pension liability adjustment, net of tax	143	199	358	397
Unrealized (loss) gain on hedging activities, net of tax	(1,351)	(27)	(2,026)	75
Comprehensive (loss) income	$(5,697)	$(527)	$(2,394)	$13,372

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$43,416	$49,237
Accounts receivable, less allowances (2019 - $2,087; 2018 - $1,440)	147,392	144,938
Contract assets	21,566	23,040
Inventories	88,232	84,465
Taxes receivable	2,745	2,912
Prepaid expenses	5,190	4,707
Other current assets	8,474	7,779
Total current assets	317,015	317,078
Property, plant and equipment, at cost	473,943	458,075
Accumulated depreciation	(255,736)	(244,706)
Net, property, plant and equipment	218,207	213,369
Operating lease right-of-use assets	27,070	—
Goodwill	197,796	196,963
Other intangible assets, net	126,696	136,604
Other assets, net	9,650	8,672
Total assets	$896,434	$872,686
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$10,001	$10,172
Accounts payable	81,053	73,265
Accrued payroll and other compensation	15,985	16,621
Deferred revenue	3,446	6,990
Other accrued liabilities	21,382	14,298
Total current liabilities	131,867	121,346
Long-term debt	289,673	314,641
Long-term operating lease liabilities	22,006	—
Deferred tax liabilities	37,640	39,265
Benefit plan liabilities	22,849	22,795
Other long-term liabilities	5,294	5,364

Commitments and Contingencies (Note 16)
Stockholders’ equity:
Preferred stock	—	—
Common stock	253	253
Capital in excess of par value	92,297	90,851
Retained earnings	408,086	411,325
Accumulated other comprehensive loss	(23,007)	(42,685)
Treasury stock, at cost	(90,524)	(90,469)
Total stockholders’ equity	387,105	369,275
Total liabilities and stockholders’ equity	$896,434	$872,686

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Six Months Ended June 30,
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(3,056)	$21,504
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on divestiture	(1,459)	—
Depreciation and amortization	24,001	14,248
Deferred income taxes	(12,358)	1,165
Pension plan settlement expense	25,515	—
Stock-based compensation	1,475	2,580
Income from equity method investment	(22)	(56)
Changes in operating assets and liabilities:
Accounts receivable	(1,988)	(11,934)
Contract assets	1,231	(7,594)
Inventories	(4,660)	(15,643)
Accounts payable	10,227	7,406
Accrued payroll and other compensation	3,000	(2,408)
Accrued taxes	308	1,184
Other, net	(5,995)	(2,478)
Net cash provided by operating activities	36,219	7,974
Cash flows from investing activities:
Capital expenditures	(20,287)	(16,355)
Proceeds from divestiture	2,298	—
Proceeds from the sale of property, plant and equipment	295	217
Business acquisitions, net of cash acquired	869	—
Net cash used for investing activities	(16,825)	(16,138)
Cash flows from financing activities:
Debt repayments	(25,169)	(126)
Common stock issued	—	666
Common stock repurchased	(43)	(823)
Net cash used for financing activities	(25,212)	(283)
Effect of exchange rate changes on cash	(3)	(815)
Decrease in cash and cash equivalents	(5,821)	(9,262)
Cash and cash equivalents at beginning of period	49,237	59,875
Cash and cash equivalents at end of period	$43,416	$50,613

Non-cash capital expenditures of $2.3 million and $2.0 million were included in accounts payable at June 30, 2019 and 2018, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

In thousands of dollars and shares	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2018	25,254	$253	$90,851	$411,325	$(42,685)	$(90,469)	$369,275
Net income				3,890			3,890
Other comprehensive loss, net of tax					(587)		(587)
Stock repurchased						(42)	(42)
Stock issued (canceled) under employee plans	(26)	(1)					(1)
Stock-based compensation expense			862				862
Adoption of ASC 606 (1)				(183)			(183)
Balance at March 31, 2019	25,228	252	91,713	415,032	(43,272)	(90,511)	373,214
Net loss				(6,946)			(6,946)
Other comprehensive income, net of tax					20,265		20,265
Stock repurchased						(13)	(13)
Stock issued (canceled) under employee plans	(3)	1	12				13
Stock-based compensation expense			332				332
Stock issued to directors	10		240				240
Balance at June 30, 2019	25,235	253	92,297	408,086	(23,007)	(90,524)	387,105

(1) During the quarter ended March 31, 2019, the Company recorded an adjustment reducing retained earnings and contract assets by $0.2 million to correct an error in the adoption of ASC 606.

In thousands of dollars and shares	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2017	25,018	$250	$88,006	$374,783	$(20,148)	$(89,495)	$353,396
Net income				11,054			11,054
Other comprehensive income, net of tax					2,845		2,845
Stock repurchased						(823)	(823)
Stock issued under employee plans	50	1	666				667
Stock-based compensation expense			1,096				1,096
Adoption of ASC 606				1,598			1,598
Balance at March 31, 2018	25,068	251	89,768	387,435	(17,303)	(90,318)	369,833
Net income				10,450			10,450
Other comprehensive loss, net of tax					(10,977)		(10,977)
Stock issued under employee plans	2						—
Stock-based compensation expense			1,275				1,275
Stock issued to directors			134				134
Balance at June 30, 2018	25,070	251	91,177	397,885	(28,280)	(90,318)	370,715

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

On August 31, 2018, the Company acquired an engineered sealing materials business operating under Interface Performance Materials ("Interface"), based in Lancaster, Pennsylvania for $267.0 million, net of cash acquired of $5.2 million. A globally-recognized leader in the delivery of engineered sealing solutions, the Interface operations manufacture wet-laid gasket and specialty materials primarily serving OEM and Tier I manufacturers in the agriculture, construction, earthmoving, industrial, and automotive segments. The acquired business is included in the Company's Performance Materials operating segment.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the accounts of Lydall, Inc. and its subsidiaries. All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The operating results of Interface have been included in the Consolidated Statements of Operations beginning on the date of acquisition. The year-end Condensed Consolidated Balance Sheet was derived from the audited financial statements for the year ended December 31, 2018, but does not include all disclosures required by U.S. GAAP. Management believes that all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position, results of operations and cash flows for the periods reported, have been included. For further information, refer to the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

Recent Accounting Pronouncements

Effective January 1, 2019, the Company adopted the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)", along with several additional clarification ASU's issued during 2018, collectively, "New Lease Standard". The New Lease Standard requires entities that lease assets with lease terms of more than 12 months to recognize right-of-use assets and lease liabilities created by those leases on their balance sheets. This New Lease Standard also requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The Company's adoption of the New Lease Standard was on a modified retrospective basis and did not have any impact on the Company's 2018 financial statements and disclosures. As part of the adoption of the New Lease Standard, the Company elected the package of practical expedients which allowed the Company to not re-assess 1) if any existing arrangements contained a lease, 2) the lease classification of any existing leases and 3) initial direct costs for any existing lease. The Company also elected the practical expedient which allows use of hindsight in determining the lease term for leases in existence at the date of adoption. Effective January 1, 2019, the Company reported lease right-of-use assets and lease liabilities on the Company's Condensed Consolidated Balance Sheets. Adoption of the New Lease Standard did not change the balances reported in the Company's 2019 Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows, or Condensed Statements of Comprehensive Income. Please refer to Footnote 8 "Leases" for additional information required as part of the adoption of the New Lease Standard.

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

Effective January 1, 2019, the Company adopted the FASB issued ASU No. 2018-02, "Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income". This ASU allows for reclassification of stranded tax effects resulting from the 2017 Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings, but does not require the reclassification. The Company elected not to reclassify the income tax effects of the 2017 Tax Cuts and Jobs Act from accumulated other comprehensive income to retained earnings.

Effective January 1, 2019, the Company adopted the FASB issued ASU No. 2018-07, "Compensation - Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting". This ASU expands the guidance for stock-based compensation to include share-based payment transactions for acquiring goods and services from nonemployees. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements and disclosures.

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

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement", which adds, amends and removes certain disclosure requirements related to fair value measurements.  Among other changes, this standard requires certain additional disclosure surrounding Level 3 assets, including changes in unrealized gains or losses in other comprehensive income and certain inputs in those measurements.  This ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019.  Certain amended or eliminated disclosures in this standard may be adopted early, while certain additional disclosure requirements in this standard can be adopted on its effective date.  In addition, certain changes in the standard require retrospective adoption, while other changes must be adopted prospectively.  The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." This ASU requires entities to disclose the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates. This ASU also requires entities to disclose an explanation for significant gains and losses related to changes in the benefit obligation for the period. This ASU is effective for fiscal years beginning after December 15, 2020 with early adoption permitted.  The Company is currently evaluating the method and impact the adoption of this ASU will have on its consolidated financial statements and disclosures.

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

Significant Accounting Policies

The Company’s significant accounting policies are detailed in Note 1, “Significant Accounting Policies” within Part IV Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Significant changes to these accounting policies as a result of adopting the New Lease Standard are discussed within Note 8, “Leases”.

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

Contract assets and liabilities consisted of the following:

In thousands	June 30, 2019	December 31, 2018	Dollar Change
Contract assets	$21,566	$23,040	$(1,474)
Contract liabilities	$2,707	$4,537	$(1,830)

The $1.5 million decrease in contract assets from December 31, 2018 to June 30, 2019 was primarily due to timing of billings to customers.

The $1.8 million decrease in contract liabilities from December 31, 2018 to June 30, 2019 was primarily due to $3.4 million of revenue recognized in the first six months of 2019 related to contract liabilities at December 31, 2018, offset by an increase in customer deposits.

Disaggregated Revenue

The Company disaggregates revenue from customers by geographic region, as it believes this disclosure best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Disaggregated revenue by geographical region for the quarters and six months ended June 30, 2019 and 2018 were as follows:

	Quarter Ended June 30, 2019
In thousands	Performance Materials	Technical Nonwovens	Thermal Acoustical Solutions	Eliminations and Other	Consolidated Net Sales

North America	$47,822	$42,667	$64,235	$(6,466)	$148,258
Europe	15,729	17,791	25,203	(175)	58,548
Asia	1,551	8,620	3,834	—	14,005
Total Net Sales	$65,102	$69,078	$93,272	$(6,641)	$220,811

	Quarter Ended June 30, 2018
In thousands	Performance Materials	Technical Nonwovens	Thermal Acoustical Solutions	Eliminations and Other	Consolidated Net Sales

North America	$20,879	$45,564	$61,922	$(6,533)	$121,832
Europe	10,355	18,053	24,515	(169)	52,754
Asia	—	8,095	3,732	—	11,827
Total Net Sales	$31,234	$71,712	$90,169	$(6,702)	$186,413

	Six Months Ended June 30, 2019
In thousands	Performance Materials	Technical Nonwovens	Thermal Acoustical Solutions	Eliminations and Other	Consolidated Net Sales

North America	$94,199	$79,856	$127,837	$(12,734)	$289,158
Europe	32,386	36,840	51,645	(381)	120,490
Asia	3,097	17,988	8,103	—	29,188
Total Net Sales	$129,682	$134,684	$187,585	$(13,115)	$438,836

	Six Months Ended June 30, 2018
In thousands	Performance Materials	Technical Nonwovens	Thermal Acoustical Solutions	Eliminations and Other	Consolidated Net Sales

North America	$40,040	$84,697	$131,901	$(14,359)	$242,279
Europe	21,887	37,439	52,570	(354)	111,542
Asia	—	17,117	7,135	—	24,252
Total Net Sales	$61,927	$139,253	$191,606	$(14,713)	$378,073

3.	Acquisitions and Divestiture

Acquisitions

On August 31, 2018, the Company completed the acquisition of Interface Performance Materials ("Interface"), based in Lancaster, Pennsylvania. A globally-recognized leader in the delivery of engineered sealing solutions, the Interface operations manufacture wet-laid gasket and specialty materials primarily serving OEM and Tier I manufacturers in the Agriculture, Construction, Earthmoving, Industrial, and Automotive segments. The transaction strengthens the Company's position as an industry-leading global provider of filtration and engineered materials and expands the Company's end markets into attractive adjacencies. The Company acquired one hundred percent of Interface for an initial price of $268.4 million, net of cash acquired of $5.2 million. In the second quarter of 2019, the Company recorded a post closing adjustment resulting in a decrease in purchase price of $1.4 million resulting in a purchase price of $267.0 million. The purchase price was financed with a combination of cash on hand and $261.4 million of borrowings from the Company's amended $450 million credit facility. The operating results of the Interface businesses have been included in the Consolidated Statements of Operations since August 31, 2018, the date of acquisition, and are reported within the Performance Materials reporting segment.

For the quarter ended June 30, 2019, Interface reported net sales and operating income of $32.7 million and $0.1 million, respectively. Interface's operating income for the quarter ended June 30, 2019 included $4.0 million of intangible assets amortization expense in selling, product development and administrative expenses. There were no sales or operating income for Interface during the quarter ended June 30, 2018 as the acquisition was completed on August 31, 2018.

For the six months ended June 30, 2019, Interface reported net sales and operating loss of $65.6 million and $0.7 million, respectively. Interface's operating income loss for the six months ended June 30, 2019 included $8.0 million of intangible assets amortization expense in selling, product development and administrative expenses. There were no sales or operating income for Interface during the six months ended June 30, 2018 as the acquisition was completed on August 31, 2018.

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

In thousands
Accounts receivable	$25,182
Inventories	17,013
Prepaid expenses and other current assets	2,382
Property, plant and equipment	40,902
Goodwill (Note 5)	130,346
Other intangible assets (Note 5)	106,900
Other assets	308
Total assets acquired, net of cash acquired	$323,033

Current liabilities	$(11,319)
Deferred tax liabilities	(24,678)
Benefit plan liabilities (Note 12)	(19,002)
Other long-term liabilities	(1,031)
Total liabilities assumed	(56,030)
Total purchase price, net of cash acquired	$267,003

The following table reflects the unaudited actual results of the Company for the quarter and six months ended June 30, 2019 and the pro forma operating results of the Company for the quarter and six months ended June 30, 2018, which gives effect to the acquisition of Interface as if it had occurred on January 1, 2017. The pro forma information includes the historical financial results of the Company and Interface. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective January 1, 2017, nor are they intended to be indicative of results that may occur in the future. The pro forma information does not include the effects of any synergies related to the acquisition.

	Quarter Ended June 30,		Six Months Ended June 30,
	(Actual)	(Pro Forma)	(Actual)	(Pro Forma)
In thousands	2019	2018	2019	2018
Net sales	$220,811	$226,404	$438,836	$457,481
Net (loss) income	$(6,946)	$11,589	$(3,056)	$22,518

Earnings per share:
Basic	$(0.40)	$0.67	$(0.18)	$1.31
Diluted	$(0.40)	$0.67	$(0.18)	$1.30

Basic	17,267	17,196	17,260	17,178
Diluted	17,267	17,335	17,260	17,334

Included in net income during the quarter ended June 30, 2019 was $3.1 million of intangible assets amortization expense related to acquired Interface intangible assets and $2.6 million of interest expense primarily to finance the Interface acquisition.

Pro forma adjustments during the quarter ended June 30, 2018 reduced net income by $0.6 million. Included in net income for the quarter ended June 30, 2018 was $3.0 million of intangible assets amortization expense and $2.1 million of interest expense associated with borrowings under the Company's Amended Credit Facility. Net income was adjusted to exclude items such as corporate strategic initiatives expenses, Interface management fee expenses and tax valuation allowance expenses.

Included in net income during the six months ended June 30, 2019 was $6.1 million of intangible assets amortization expense related to acquired Interface intangible assets and $5.2 million of interest expense to finance the Interface acquisition.

Pro forma adjustments during the six months ended June 30, 2018 reduced net income by $2.1 million. Included in net income for the six months ended June 30, 2018 was $6.1 million of intangible assets amortization expense and $4.2 million of interest expense associated with borrowings under the Company's Amended Credit Facility. Net income was adjusted to exclude items such as corporate strategic initiatives expenses, Interface management fee expenses and tax valuation allowance expenses.

On July 12, 2018, the Company acquired certain assets and assumed certain liabilities of the Precision Filtration division of Precision Custom Coatings ("PCC") based in Totowa, NJ. Precision Filtration is a producer of high-quality, air filtration media principally serving the commercial and residential HVAC markets with a range of low efficiency through high-performing air filtration media. The Company acquired the assets and liabilities of PCC for $1.6 million in cash with additional cash payments of up to $2.0 million to be made based on the achievement of certain future financial targets through 2022. PCC had a minimal impact on the Company's sales and operating income for the quarter ended June 30, 2019.

Divestiture

On May 9, 2019, the Company sold its Texel Geosol, Inc. ("Geosol") business, a subsidiary of the Company's Texel Technical Materials, Inc. ("Texel") business, for a cash purchase price of $3.0 million, subject to a post-closing adjustment(s) within ninety days of the purchase date. Under the terms of the arrangement, $0.4 million of the total purchase price will be withheld and paid to the Company in three annual payments of approximately $0.1 million. The disposition was completed pursuant to a Sale Agreement, dated May 9, 2019, by and between the Company, and the third-party buyer. The Company recognized a pre-tax gain on the sale of $1.5 million, reported as non-operating income in the second quarter of 2019. Net of income taxes, the Company reported a gain on sale of $1.3 million.

The Company did not report Geosol as a discontinued operation as it would not be considered a strategic shift in Lydall's business. Accordingly, the operating results of Geosol are included in the operating results of the Company through the sale date and in comparable periods.

4. Inventories

Inventories as of June 30, 2019 and December 31, 2018 were as follows:

In thousands	June 30, 2019	December 31, 2018
Raw materials	$41,108	$37,731
Work in process	16,527	18,296
Finished goods	30,597	28,438
Total inventories	$88,232	$84,465

Included in work in process is gross tooling inventory of $2.5 million and $4.3 million at June 30, 2019 and December 31, 2018, respectively.

5. Goodwill and Other Intangible Assets

Goodwill:

The Company tests its goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value may exceed its fair value.

The changes in the carrying amount of goodwill by segment as of and for the six months ended June 30, 2019 were as follows:

In thousands	December 31, 2018	Currency translation adjustments	Reductions	June 30, 2019

Performance Materials	$144,626	$(84)	$(65)	$144,477
Technical Nonwovens	52,337	982	—	53,319
Total goodwill	$196,963	$898	$(65)	$197,796

Goodwill Associated with Acquisitions

The net goodwill reduction of $0.1 million within the Performance Materials segment was due to a goodwill reduction of $0.7 million as a result of a post-closing purchase price adjustment in the second quarter of 2019 related to the acquisition of Interface

Performance Materials on August 31, 2018, partially offset by acquisition activity in the second quarter of 2019 resulting in a goodwill addition of $0.6 million.

Other Intangible Assets:

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other intangible assets, net” in the Condensed Consolidated Balance Sheets as of June 30, 2019 and December 31, 2018:

	June 30, 2019		December 31, 2018
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer Relationships	$142,418	$(21,134)	$141,455	$(11,453)
Patents	4,366	(3,841)	4,333	(3,816)
Technology	2,500	(898)	2,500	(810)
Trade Names	7,302	(4,017)	7,235	(2,840)
License Agreements	616	(616)	619	(619)
Other	559	(559)	561	(561)
Total amortized intangible assets	$157,761	$(31,065)	$156,703	$(20,099)

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

The Amended Credit Agreement contains covenants required of the Company and its subsidiaries, including various affirmative and negative financial and operational covenants. The Company is required to meet certain quarterly financial covenants calculated from the four fiscal quarters most recently ended, including: (i) a minimum consolidated fixed charge coverage ratio, which requires that at the end of each fiscal quarter the ratio of (a) consolidated EBITDA to (b) the sum of consolidated interest charges, redemptions, non-financed maintenance capital expenditures, restricted payments and taxes paid, each as defined in the Amended Credit Agreement, may not be lower than 1.25 to 1.0; and (ii) a consolidated net leverage ratio, which requires that at the end of each fiscal quarter the ratio of consolidated funded indebtedness minus consolidated domestic cash to consolidated EBITDA, as defined in the Amended Credit Agreement, may not be greater than 3.5 to 1.0. The Company was in compliance with all covenants at June 30, 2019.

At June 30, 2019, the Company had borrowing availability of $108.2 million under the Facility, net of $300.0 million of borrowings outstanding and standby letters of credit outstanding of $3.8 million. The borrowings outstanding included a $162.0 million term loan, net of $0.5 million in debt issuance costs being amortized to interest expense over the debt maturity period.

In addition to the amounts outstanding under the Facility, the Company has various acquired foreign credit facilities totaling approximately $8.2 million. At June 30, 2019, the Company's foreign subsidiaries had $0.1 million in borrowings outstanding as well as $1.8 million in standby letters of credit outstanding.

The Company also has finance lease agreements for machinery and equipment at multiple operations requiring monthly principal and interest payments through 2020.

Total outstanding debt consists of:

In thousands	Effective Rate	Maturity	June 30, 2019	December 31, 2018
Revolver loan	4.40%	8/31/2023	$138,000	$138,000
Term loan, net of debt issuance costs	4.40%	8/31/2023	161,552	186,498
Finance leases	0.00% - 2.09%	2019 - 2020	122	315
			299,674	324,813
Less portion due within one year			(10,001)	(10,172)
Total long-term debt, net of debt issuance costs			$289,673	$314,641

The carrying value of the Company’s debt outstanding on its Facility approximates fair value given the variable rate nature of the debt. The fair values of the Company’s long-term debt are determined using discounted cash flows based upon the Company’s estimated current interest cost for similar type borrowings or current market value, which falls under Level 2 of the fair value hierarchy.

The weighted average interest rate on long-term debt was 4.3% for the six months ended June 30, 2019 and 3.4% for the year ended December 31, 2018.

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

The following table sets forth the fair value amounts of derivative instruments held by the Company:

	June 30, 2019		December 31, 2018
In thousands	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$34	$5,263	$179	$2,738
Total derivatives	$34	$5,263	$179	$2,738

The following table sets forth the income recorded in accumulated other comprehensive (loss) income, net of tax, for the quarters and six months ended June 30, 2019 and 2018 for derivatives held by the Company and designated as hedging instruments:

	Quarters Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018
Cash flow hedges:
Interest rate contracts	$(1,351)	$(27)	$(2,026)	$75
	$(1,351)	(27)	$(2,026)	$75

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

As most leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. At June 30, 2019, the weighted average discount rate used for operating and finance leases is 4.39% and 1.78%, respectively. The implicit rate is used when readily determinable from a lease.

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

The components of lease expense are as follows:

In thousands	Quarter Ended June 30, 2019	Six Months Ended June 30, 2019
Finance lease expense:
Amortization of right-of-use assets	$16	$49
Interest on lease liabilities	—	1
Operating lease expense	1,605	3,249
Short-term lease expense	244	468
Variable lease expense	18	54
Total lease expense	$1,883	$3,821

Supplemental balance sheet information related to leases are as follows:

In thousands, except lease term	June 30, 2019
Operating leases:
Operating lease right-of-use assets	$27,070

Short-term lease liabilities, included in "Other accrued liabilities"	$5,176
Long-term lease liabilities	22,006
Total operating lease liabilities	$27,182

Finance leases:
Property, plant and equipment	$740
Accumulated depreciation	(195)
Property, plant and equipment, net	$545

Short-term lease liabilities, included in debt	$109
Long-term lease liabilities, included in debt	13
Total finance lease liabilities	$122

Weighted average remaining lease term:
Operating leases	7.5 years
Finance leases	12.0 years

Supplemental cash flow information related to leases are as follows:

Six Months Ended June 30,
In thousands	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,162
Operating cash flows from finance leases	1
Financing cash flows from finance leases	188

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,676
Finance leases	—

As of June 30, 2019, future lease payments maturities were as follows:

In thousands
Years Ending December 31,	Operating Leases	Finance Leases
2019 (excluding the six months ended June 30, 2019)	$3,223	$89
2020	5,723	34
2021	4,408	—
2022	3,643	—
2023	2,753	—
Thereafter	12,822	—
Total lease payments	32,572	123
Less imputed interest	(5,390)	(1)
Total discounted future lease payments	$27,182	$122

As of December 31, 2018, future lease payment maturities were as follows:

In thousands
Years Ending December 31,	Operating Leases	Finance Leases
2019	$6,004	$279
2020	4,871	35
2021	3,877	—
2022	3,226	—
2023	2,617	—
Thereafter	11,111	—
Total lease payments	$31,706	$314

9. Equity Compensation Plans

As of June 30, 2019, the Company’s equity compensation plans consisted of the 2003 Stock Incentive Compensation Plan (the “2003 Plan”) and the 2012 Stock Incentive Plan (the “2012 Plan” and together with the 2003 Plan, the “Plans”) under which incentive and non-qualified stock options and time and performance based restricted shares have been granted to employees and directors from authorized but unissued shares of common stock or treasury shares. The 2003 Plan is not active, but continues to govern all outstanding awards granted under the plan until the awards themselves are exercised or terminate in accordance with their terms. The 2012 Plan, approved by shareholders on April 27, 2012, authorizes 1.75 million shares of common stock for awards. The 2012 Plan also authorizes an additional 1.2 million shares of common stock to the extent awards granted under prior stock plans that were outstanding as of April 27, 2012 are forfeited. The 2012 Plan provides for the following types of awards: options, restricted stock, restricted stock units and other stock-based awards.

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

The Company incurred equity compensation expense of $0.5 million and $1.4 million for the quarters ended June 30, 2019 and June 30, 2018, respectively, and $1.5 million and $2.6 million for the six months ended June 30, 2019 and June 30, 2018, respectively, for the Plans, including restricted stock awards. No equity compensation costs were capitalized as part of inventory.

Stock Options

The following table is a summary of outstanding and exercisable options as of June 30, 2019:

In thousands except per share amounts	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at June 30, 2019	599	$30.32	$644
Exercisable at June 30, 2019	256	$29.89	$635
Unvested at June 30, 2019	343	$30.64	$9

There were no stock options granted and 3,325 stock options exercised during the quarter and six months ended June 30, 2019. There was no cash received from the exercise of stock options during the quarter and six months ended June 30, 2019. The intrinsic value of stock options exercised was $0.1 million with a tax benefit of less than $0.1 million during the quarter and six months ended June 30, 2019.

There were no stock options granted and no stock options exercised during the quarter ended June 30, 2018. There were 11,180 stock options granted and 27,041 stock options exercised during the six months ended June 30, 2018. The amount of cash received from the exercise of stock options was $0.7 million during the six months ended June 30, 2018. The intrinsic value of stock options exercised was $0.7 million with a tax benefit of $0.1 million during the six months ended June 30, 2018.

At June 30, 2019, the total unrecognized compensation cost related to non-vested stock option awards was approximately $3.0 million, with a weighted average expected amortization period of 2.7 years.

Restricted Stock

Restricted stock includes both performance-based and time-based awards. There were no time-based restricted stock shares granted during the quarter ended June 30, 2019 and 33,932 time-based restricted stock shares granted during the six months ended June 30, 2019. There were no performance-based restricted shares granted during the quarter and six months ended June 30, 2019. There were no performance-based restricted shares that vested during the quarter and six months ended June 30, 2019. There were no time-based restricted shares that vested during the quarter ended June 30, 2019 and 5,468 time-based restricted shares that vested during the six months ended June 30, 2019.

There were no time-based restricted stock shares granted during the quarter ended June 30, 2018 and 8,106 time-based restricted stock shares granted during the six months ended June 30, 2018. There were no performance-based restricted stock shares granted during the quarter ended June 30, 2018 and 15,190 performance-based restricted shares granted during the six months ended June 30, 2018. There were no performance-based restricted stock shares that vested during the quarter ended June 30, 2018 and 48,035 performance-based restricted shares that vested during the six months ended June 30, 2018. There were no time-based restricted stock shares that vested during the quarter ended June 30, 2018 and 5,164 time-based restricted shares that vested during the six months ended June 30, 2018.

At June 30, 2019, there were 265,816 unvested restricted stock awards with total unrecognized compensation cost related to these awards of $3.9 million with a weighted average expected amortization period of 1.9 years. Compensation expense for performance based awards is recorded based on the service period and management’s assessment of the probability of achieving the performance goals.

10. Stock Repurchases

During the six months ended June 30, 2019, the Company purchased 2,124 shares of common stock valued at $0.1 million, through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, in which the Company withholds that number of shares having fair value equal to each recipient’s minimum tax withholding due.

11. Restructuring

In 2017, the Company commenced a restructuring plan in the Technical Nonwovens segment which includes plant consolidations and transfer of equipment to other facilities within the segment's Europe and China operations. The consolidation of certain plants, which is expected to conclude in 2019, is expected to reduce operating costs, increase efficiency and enhance the Company’s flexibility by better aligning its manufacturing footprint with the segment's customer base. Accordingly, the Company expects to record pre-tax expenses of approximately $4.2 million, in connection with this restructuring plan, of which approximately $3.7 million is expected to result in cash expenditures over the period of consolidation. The Company also expects to incur cash expenditures of approximately $3.8 million for capital expenditures associated with this plan.

During the quarter ended June 30, 2019, the Company recorded pre-tax restructuring expenses of $0.1 million, primarily related to severance costs in selling, product development and administrative expenses. During the six months ended June 30, 2019, the Company recorded pre-tax restructuring expenses of $0.5 million, primarily related to equipment move costs in cost of sales. The Company expects to record approximately $0.8 million of restructuring expenses for the remainder of 2019.

Actual pre-tax expenses incurred and total estimated pre-tax expenses for the restructuring program by type are as follows:

In thousands	Severance and Related Expenses	Contract Termination Expenses	Facility Exit, Move and Set-up Expenses	Total
Total estimated expenses	1,250	450	2,500	4,200
Expenses incurred through December 31, 2018	787	290	1,882	2,959
Estimated remaining expense at December 31, 2018	463	160	618	1,241
Expense incurred during quarter ended:
March 31, 2019	16	—	360	376
June 30, 2019	53	—	44	97
Total pre-tax expense incurred	856	290	2,286	3,432
Estimated remaining expense at June 30, 2019	394	160	214	768

There were cash outflows of $0.2 million and $0.5 million for the restructuring program for the quarter and six months ended June 30, 2019, respectively.

Accrued restructuring costs were as follows at June 30, 2019:

In thousands	Total
Balance as of December 31, 2018	$147
Pre-tax restructuring expenses, excluding depreciation	473
Cash paid	(534)
Balance as of June 30, 2019	$86

12. Employer Sponsored Benefit Plans

Prior to the quarter ended June 30, 2019, the Company maintained a defined benefit pension plan ("U.S. Lydall Pension Plan") and two domestic pension plans acquired in the Interface acquisition ("Interface Pension Plans"), (collectively the "domestic defined benefit pension plans"). During the quarter ended June 30, 2019, the Company settled the pension obligation of the U.S. Lydall Pension Plan through lump sum distributions to participants or by irrevocably transferring pension liabilities to two insurance companies through the purchase of group annuity contracts. These purchases, funded with pension assets, resulted in a pre-tax settlement loss of $25.5 million in the quarter ended June 30, 2019, related to the recognition of accumulated deferred actuarial losses. The settlement loss was included as non-operating expense in the condensed consolidated statements of operations. No contributions were made to the U.S. Lydall Pension Plan during the quarter and six months ended June 30, 2019 and contributions of $3.0 million and $4.2 million were made during the quarter and six months ended June 30, 2018, respectively.

The Interface Pension Plans cover Interface's union and non-union employees. The plans are closed to new employees and benefits are no longer accruing for the majority of participants. The Company expects to make a required contribution of approximately $1.0 million to $2.0 million to the Interface Pension Plans during 2019. Contributions of $0.3 million and $0.9 million were made during the quarter and six months ended June 30, 2019, respectively.

The following is a summary of the components of net periodic benefit cost for the domestic defined benefit pension plans for the quarters and six months ended June 30, 2019 and 2018:

	Quarters Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018
Components of employer benefit cost
Service cost	$30	$—	$60	$—
Interest cost	833	470	1,827	940
Expected return on assets	(744)	(650)	(1,616)	(1,300)
Amortization of actuarial loss	186	256	464	512
Net periodic benefit cost	$305	$76	$735	$152
Settlement loss	25,515	—	25,515	—
Total employer benefit plan cost	$25,820	$76	$26,250	$152

The Company reports the service cost component of net periodic benefit cost in the same line item as other compensation costs in operating expenses and the non-service cost components of net periodic benefit cost in other income.

13. Income Taxes

For the quarter ended June 30, 2019 the Company recorded a tax benefit of $8.2 million compared to tax expense of $1.7 million for the quarter ended June 30, 2018. The tax benefit was driven by $10.5 million of tax benefit related to the pension plan settlement and resulted in an effective tax rate for the quarter ended June 30, 2019 of 54.0%. This is compared to an effective tax rate of 13.7% for the quarter ended June 30, 2018. The pension plan settlement tax benefit included a $4.5 million benefit related to the reclassification of stranded tax effects from accumulated other comprehensive income. Excluding the tax benefit of the pension plan settlement, the Company's effective tax rate for the quarter ended June 30, 2019 was 22.7%. This was negatively impacted by valuation allowance activity of $0.9 million partially offset by the Company's geographical mix of earnings. The second quarter of 2018 effective tax rate was positively impacted by discretionary pension plan contributions and geographical mix of earnings.

For the six months ended June 30, 2019 the Company recorded a tax benefit of $7.1 million compared to tax expense of $3.8 million for the six months ended June 30, 2018. The tax benefit was driven by $10.5 million of tax benefit related to the pension plan settlement and resulted in an effective tax rate for the six months ended June 30, 2019 of 69.7%. This is compared to an effective tax rate of 15.0% for the six months ended June 30, 2018. Excluding the tax benefit of the pension plan settlement, the Company's effective tax rate for the six months ended June 30, 2019 was 22.5%. This was negatively impacted by valuation allowance activity of $1.2 million partially offset by the Company's geographical mix of earnings.

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

14. Earnings (Loss) Per Share

For the quarters and six months ended June 30, 2019 and 2018, basic earnings per share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method as long as their effect is not antidilutive.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share:

	Quarter Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018
Basic average common shares outstanding	17,267	17,196	17,260	17,178
Effect of dilutive options and restricted stock awards	—	139	—	156
Diluted average common shares outstanding	17,267	17,335	17,260	17,334

Dilutive stock options totaling 54,713 and 69,730 shares of Common Stock were excluded from the diluted per share computation for the quarter and six months ended June 30, 2019, respectively, as the Company reported a net loss during those periods and, therefore, the effect of including these options would be antidilutive.

For each of the quarters ended June 30, 2019 and 2018, stock options for 520,189 shares and 162,830 shares of Common Stock were not considered in computing diluted earnings per common share because they were antidilutive.

For each of the six months ended June 30, 2019 and 2018, stock options for 521,293 shares and 149,940 shares of Common Stock were not considered in computing diluted earnings per common share because they were antidilutive.

15. Segment Information

As of June 30, 2019, the Company’s reportable segments were Performance Materials, Technical Nonwovens, and Thermal Acoustical Solutions.

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

The tables below present net sales and operating income by segment for the quarters and six months ended June 30, 2019 and 2018, and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

Consolidated net sales by segment:

	Quarters Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018
Performance Materials Segment (1):
Filtration	$24,732	$23,061	$48,666	$46,203
Sealing and Advanced Solutions	40,370	8,173	81,016	15,724
Performance Materials Segment net sales	65,102	31,234	129,682	61,927

Technical Nonwovens Segment:
Industrial Filtration	38,706	39,170	81,070	79,401
Advanced Materials (2)	30,372	32,542	53,614	59,852
Technical Nonwovens Segment net sales	69,078	71,712	134,684	139,253

Thermal Acoustical Solutions Segment:
Parts	85,705	82,920	170,281	171,041
Tooling	7,567	7,249	17,304	20,565
Thermal Acoustical Solutions Segment net sales	93,272	90,169	187,585	191,606

Eliminations and Other (2)	(6,641)	(6,702)	(13,115)	(14,713)
Consolidated Net Sales	$220,811	$186,413	$438,836	$378,073

 Operating income by segment:

	Quarters Ended June 30,		Six Months Ended June 30,
In thousands	2019	2018	2019	2018
Performance Materials (1)	$3,303	$3,649	$4,762	$6,290
Technical Nonwovens	7,844	6,118	12,578	11,124
Thermal Acoustical Solutions	7,357	8,820	16,848	21,434
Corporate Office Expenses	(5,325)	(6,338)	(11,959)	(12,563)
Consolidated Operating Income	$13,179	$12,249	$22,229	$26,285

(1) The Performance Materials segment reports the results of Interface and PCC for the period following the date of acquisitions of August 31, 2018 and July 12, 2018, respectively, and included $4.0 million and $8.0 million of incremental intangible assets amortization for the quarter and six months ended June 30, 2019, respectively.
(2) Included in the Technical Nonwovens segment and Eliminations and Other is $4.6 million and $5.8 million in intercompany sales to the Thermal Acoustical Solutions segment for the quarters ended June 30, 2019 and 2018, respectively, and $9.3 million and $12.9 million for the six months ended June 30, 2019 and 2018, respectively.

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

The Company recorded an additional $0.1 million of expense in 2018 associated with the expected costs to remediate the impacts of the discharge of regulated contaminants in accordance with standards established by the NHDES. During 2018 the environmental liability was fully reduced reflecting payments made to vendors, resulting in no balance at December 31, 2018. Additionally, the Company incurred $0.2 million of capital expenditures in 2018, in relation to the lining of the Company's fresh water lagoons. The site investigation is ongoing. The Company cannot be sure that costs will not exceed the current estimates until this matter is closed with the NHDES, nor that any future corrective action at this location would not have a material effect on the Company’s financial condition, results of operations or liquidity.

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

17. Changes in Accumulated Other Comprehensive Income (Loss)

The following table discloses the changes by classification within accumulated other comprehensive income (loss) for the six months ended June 30, 2019 and 2018:

In thousands	Foreign Currency Translation Adjustment	Defined Benefit Pension Adjustment		Gains and Losses on Cash Flow Hedges		Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2017	$(2,221)	$(18,049)		$122		$(20,148)
Other comprehensive income	(8,604)	—		75	(c)	(8,529)
Amounts reclassified from accumulated other comprehensive loss	—	397	(a)	—		397
Balance at June 30, 2018	(10,825)	(17,652)		197		(28,280)
Balance at December 31, 2018	(18,458)	(22,253)		(1,974)		(42,685)
Other comprehensive loss	2,330	—		(2,026)	(c)	304
Amounts reclassified from accumulated other comprehensive loss	—	19,374	(b)	—		19,374
Balance at June 30, 2019	$(16,128)	$(2,879)		$(4,000)		$(23,007)

(a)	Amount represents amortization of actuarial losses, a component of net periodic benefit cost. This amount was $0.4 million, net of $0.1 million tax benefit, for the six months ended June 30, 2018.
(b) Amount represents the settlement of the Lydall Pension Plan in the second quarter of 2019. This amount was $19.0 million, net of $11.5 million tax benefit, for the six months ended June 30, 2019. Amount also represents amortization of actuarial losses, a component of net periodic benefit cost during the first five months of fiscal year 2019 prior to the plan termination. This amount was $0.4 million, net of $0.1 million tax benefit.

(c)	Amount represents unrealized gains (losses) on the fair value of hedging activities, net of taxes, for the six months ended June 30, 2019 and 2018.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

Business

Lydall, Inc. and its subsidiaries (collectively, the “Company” or “Lydall”) design and manufacture specialty engineered nonwoven filtration media, industrial thermal insulating solutions, and thermal and acoustical barriers for filtration/separation and heat abatement and sound dampening applications. Lydall principally conducts its business through three reportable segments: Performance Materials, Technical Nonwovens and Thermal Acoustical Solutions, with sales globally. The Performance Materials ("PM") segment includes filtration media solutions primarily for air, fluid power, life science and industrial applications (“Filtration”), and gasket and sealing solutions, thermal insulation, energy storage, and other engineered products (“Sealing and Advanced Solutions”). The Technical Nonwovens ("TNW") segment consists of Industrial Filtration products that include nonwoven rolled-goods felt media and filter bags used primarily in industrial air and liquid filtration applications as well as Advanced Materials products that include nonwoven rolled-good media that is used in other commercial applications and predominantly serves the geosynthetics, automotive, industrial and medical markets. Advanced Materials products also include automotive rolled-good material for use in the Thermal Acoustical Solutions segment manufacturing process. Nonwoven filter media is used to satisfy increasing emission control regulations in a wide range of industries, including power, cement, steel, asphalt, incineration, food, and pharmaceutical. The Thermal Acoustical Solutions ("TAS") segment offers innovative engineered products to assist in noise and heat abatement within the transportation and industrial sectors.

Second Quarter 2019 Highlights

Below are financial highlights comparing Lydall’s quarter ended June 30, 2019 (“Q2 2019”) results to its quarter ended June 30, 2018 (“Q2 2018”) results:

•	Net sales were $220.8 million in Q2 2019, compared to $186.4 million in Q2 2018, an increase of $34.4 million, or 18.5%. The change in consolidated net sales is summarized in the following table:

Components (in thousands)	Change in Net Sales	Percent Change
Acquisitions and divestitures	$31,843	17.1%
Parts volume and pricing change	6,943	3.7%
Change in tooling sales	646	0.3%
Foreign currency translation	(5,034)	(2.6)%
Total	$34,398	18.5%

•
Gross margin was 20.5% in the second quarter of 2019, compared to 19.4% in the second quarter of 2018. The PM segment favorably impacted consolidated gross margin by approximately 330 basis points, due to higher gross margin sealing product sales. Gross margin from the TAS segment lowered consolidated gross margin by approximately 150 basis points primarily due to increased labor costs, primarily related to increased headcount and temporary labor, particularly in North America and Europe, coupled with increased outsourcing and expedited freight expenses caused by equipment downtime and other inefficiencies in Europe to meet customer delivery requirements. The TNW segment reported improved gross margin from increased pricing and lower restructuring related expenses, but based on segment mix, was negative to consolidated gross margin in the quarter by approximately 70 basis points.

•
Operating income was $13.2 million, or 6.0% of net sales, in Q2 2019, compared to $12.2 million, or 6.6% of net sales, in Q2 2018. Operating margin declined 60 basis points primarily due to incremental intangible assets amortization of 170 basis points, partially offset by improved consolidated gross margins of 110 basis points due to higher gross margin Interface sales.

The following components are included in operating income for Q2 2019 and Q2 2018 and impact the comparability of each quarter:

	Q2 2019		Q2 2018
Components (in thousands except per share amounts)	Operating income effect	EPS impact	Operating income effect	EPS impact
TNW restructuring expenses	(97)	$(0.01)	(885)	$(0.04)
Strategic initiatives expenses	(405)	$(0.01)	(1,167)	$(0.06)
Intangible assets amortization expenses	(5,369)	$(0.24)	(1,476)	$(0.06)

•
During the quarter ended June 30, 2019, the Company settled the pension obligation of the U.S. Lydall Pension Plan ("pension settlement") through lump sum distributions to participants or by irrevocably transferring pension liabilities to insurance companies through the purchase of group annuity contracts. The settlement was funded by the Pension Plan assets and resulted in a non-cash settlement expense of $25.5 million in the second quarter of 2019, related to the recognition of accumulated deferred actuarial losses.

•
Net loss was $6.9 million, or $0.40 per diluted share, in Q2 2019 compared to net income of $10.5 million, or $0.60 per diluted share, in Q2 2018. The pension settlement and incremental intangible assets amortization expense negatively impacted earnings by $0.86 per diluted share and $0.18 per diluted share, respectively, in the second quarter of 2019, partially offset by a gain on sale from a divestiture of $0.07 per diluted share.

Liquidity

Cash was $43.4 million at June 30, 2019, compared to $49.2 million at December 31, 2018. Net cash provided by operations was $21.8 million in the second quarter of 2019 compared to $11.9 million in the second quarter of 2018, primarily driven by improved working capital management. During the second quarter of 2019, the Company re-paid $18.0 million of outstanding borrowings on its credit facility. As of June 30, 2019, there was approximately $108 million of availability under the Company's credit facility.

Outlook

Entering the third quarter, the Performance Materials segment is experiencing favorable conditions in filtration markets and demand consistent with the first half of the year for sealing products. In the Thermal Acoustical Solutions segment, demand remains generally steady in the North American market, but the segment is expected to be impacted by typical seasonal customer shut-downs, as well as softness in the European automotive market. The Company expects demand to continue to be steady in the Technical Nonwovens segment. Overall, the Company continues to focus on margin improvement and cash flow generation.

Results of Operations

All of the following tabular comparisons, unless otherwise indicated, are for the quarters ended June 30, 2019 (Q2-19) and June 30, 2018 (Q2-18) and the six months ended June 30, 2019 (YTD-19) and June 30, 2018 (YTD-18).

Net Sales

	Quarter Ended			Six Months Ended
In thousands	Q2-19	Q2-18	Percent Change	YTD-19	YTD-18	Percent Change
Net sales	$220,811	$186,413	18.5%	$438,836	$378,073	16.1%

Net sales for the second quarter of 2019 increased by $34.4 million, or 18.5%, compared to the second quarter of 2018. This increase was due to greater net sales in the Performance Materials segment of $33.9 million, or 18.2% of consolidated net sales. Acquisitions contributed $33.8 million in increased net sales, including $32.7 million from the Interface acquisition. Net sales increased in the Thermal Acoustical Solutions segment by $3.1 million, primarily due to increased parts sales in North America coupled with increased tooling sales in Europe and Asia. The Technical Nonwovens segment reported a decrease in net sales of $1.5 million, net of intercompany sales, primarily driven by $2.0 million less of sales due to the divestiture of the Geosol business in the second quarter of 2019. Foreign currency translation had a negative impact on net sales of $5.0 million, or 2.6% of consolidated net sales, primarily impacting the Technical Nonwovens segment by $2.6 million, or 1.4% of consolidated net sales, and the Thermal Acoustical Solutions segment by $1.8 million, or 1.0% of consolidated net sales.

Net sales for the six months ended June 30, 2019 increased by $60.8 million, or 16.1%, compared to the six months ended June 30, 2018. This increase was due to greater net sales in the Performance Materials segment of $67.8 million, or 17.9% of consolidated net sales. Acquisitions contributed $67.5 million in increased net sales, including $65.6 million from the Interface acquisition. Net sales decreased in the Technical Nonwovens segment by $1.0 million net of intercompany sales, primarily driven by $2.0 million less of sales due to the divestiture of the Geosol business in the second quarter of 2019. Net sales decreased by $4.0 million in the Thermal Acoustical Solutions segment, including decreased tooling net sales of $3.3 million. Foreign currency translation had a negative impact on net sales of $11.5 million, or 3.0% of consolidated net sales, primarily impacting the Technical Nonwovens segment by $5.5 million, or 1.5% of consolidated net sales, and the Thermal Acoustical Solutions segment by $4.3 million, or 1.1% of consolidated net sales.

Cost of Sales

	Quarter Ended			Six Months Ended
In thousands	Q2-19	Q2-18	Percent Change	YTD-19	YTD-18	Percent Change
Cost of sales	$175,536	$150,286	16.8%	$351,505	$302,439	16.2%

Cost of sales for the second quarter of 2019 increased by $25.3 million, or 16.8%, compared to the second quarter of 2018. The increase was related to increased sales volumes of $33.9 million in the Performance Materials segment, primarily sealing and advanced solutions products from the Interface acquisition. Increased labor costs across all segments, principally in the Thermal Acoustical Solutions segment, and outsourcing costs associated with program launches, drove increased cost of sales in the second quarter of 2019 compared to the second quarter of 2018. Partially offsetting the increase was foreign currency translation which decreased cost of sales by $4.4 million, or 2.9%, in the second quarter of 2019 compared to the second quarter of 2018.

Cost of sales for the first six months of 2019 increased by $49.1 million, or 16.2%, compared to the first six months of 2018. The increase was related to increased sales volumes of $65.6 million in the Performance Materials segment, primarily sealing and advance solutions products from the Interface acquisition. Increased labor and overhead costs in the Thermal Acoustical Solutions segment primarily due to excess overtime and outsourcing costs associated with program launches and, to a lesser extent, in the Performance Materials segment, drove increased cost of sales in the first six months of 2019 compared to the first six months of 2018. Additionally, unfavorable product mix across all segments and increased raw material costs in the Technical Nonwovens segment related to increased commodity costs and in the Thermal Acoustical Solutions segment from lower scrap recovery from reduced aluminum index pricing drove increased cost of sales. Partially offsetting the increase was foreign currency translation which decreased cost of sales by $9.9 million, or 3.3%, in the first six months of 2019 compared to the first six months of 2018.

Gross Profit

	Quarter Ended			Six Months Ended
In thousands	Q2-19	Q2-18	Percent Change	YTD-19	YTD-18	Percent Change
Gross profit	$45,275	$36,127	25.3%	$87,331	$75,634	15.5%
Gross margin	20.5%	19.4%		19.9%	20.0%

Gross margin for the second quarter of 2019 increased 110 basis points compared to the second quarter of 2018. The Performance Materials segment favorably impacted consolidated gross margin by approximately 330 basis points driven by the inclusion of higher margin Interface sealing and advanced solutions products sales. The Thermal Acoustical Solutions segment negatively impacted consolidated gross margin by approximately 150 basis points primarily due to increased labor and variable overhead costs, primarily related to increased headcount and temporary labor, particularly in North America and Europe, coupled with increased outsourcing and expedited freight expenses caused by equipment downtime and other inefficiencies in Europe to meet customer delivery requirements. The Technical Nonwovens segment reported improved segment gross margin due to increased pricing and lower segment restructuring charges in the second quarter of 2019 compared to the second quarter of 2018, but negatively impacted consolidated gross margin by approximately 70 basis points due to consolidated segment mix.

Gross margin for the first six months of 2019 was essentially flat with the first six months of 2018. The Performance Materials segment favorably impacted consolidated gross margin by approximately 310 basis points driven by the inclusion of higher margin Interface sealing and advanced solutions products sales. The Thermal Acoustical Solutions segment negatively impacted consolidated gross margin by approximately 230 basis points primarily due to higher labor costs associated with increased headcount and temporary labor, particularly in North America and Europe to meet customer demand. Additionally, increased raw material costs, unfavorable product mix and lower customer pricing drove further gross margin reduction in the first six months of 2019 compared to the first six months of 2018. The Technical Nonwovens segment reported improved segment gross margin due to lower segment restructuring charges of $1.0 million, favorable absorption of fixed costs related to cost savings from segment restructuring activities and increased pricing in the first six months of 2019 compared to the first six months of 2018, partially offset by negative product mix, but negatively impacted consolidated gross margin by approximately 100 basis points due to consolidated segment mix.

Selling, Product Development and Administrative Expenses

	Quarter Ended			Six Months Ended
In thousands	Q2-19	Q2-18	Percent Change	YTD-19	YTD-18	Percent Change
Selling, product development and administrative expenses	$32,096	$23,878	34.4%	$65,102	$49,349	31.9%
Percentage of sales	14.5%	12.8%		14.8%	13.1%

Selling, product development and administrative expenses for the second quarter of 2019 increased by $8.2 million, or 170 basis points as a percentage of net sales, compared to the second quarter of 2018. This increase was primarily related to the Performance Materials segment acquisition of Interface, contributing $9.7 million of expense, including $4.0 million, or 180 basis points, of increased intangible asset amortization as a percentage of consolidated net sales. Remaining selling, product development and administrative expenses were lower by $1.5 million, or 90 basis points, primarily due to lower stock and cash incentive compensation expense of $1.2 million, decreased corporate strategic initiatives expenses of $0.8 million and lower salaries of $0.3 million. These decreases were partially offset by increased severance of $0.8 million, primarily in the Thermal Acoustical Solutions segment.
Selling, product development and administrative expenses for the first six months of 2019 increased by $15.8 million, or 170 basis points, compared to the first six months of 2018. This increase was primarily related to the Performance Materials segment acquisition of Interface, contributing $19.1 million of expense, including $8.0 million, or 180 basis points, of increased intangible asset amortization as a percentage of consolidated net sales. Remaining selling, product development and administrative expenses were lower by $3.3 million, or 80 basis points, due to decreased stock and cash incentive compensation expense of $1.5 million, lower salaries, benefits and sales commissions of $1.4 million and reduced travel expenses of $0.5 million. These decreases were partially offset by increased severance of $0.9 million, primarily in the Thermal Acoustical Solutions segment in the first six months of 2019 compared to the first six months of 2018.

Pension Plan Settlement Expense

	Quarter Ended			Six Months Ended
In thousands	Q2-19	Q2-18	Dollar Change	YTD-19	YTD-18	Dollar Change
Pension plan settlement expense	$25,515	$—	$25,515	$25,515	$—	$25,515

During the quarter ended June 30, 2019, the Company settled the pension obligation of the U.S. Lydall Pension Plan ("pension settlement") through lump sum distributions to participants or by irrevocably transferring pension liabilities to two insurance companies through the purchase of group annuity contracts. The settlement, funded with Pension Plan assets, resulted in a non-cash settlement expense of $25.5 million in the second quarter of 2019 related to the recognition of accumulated deferred actuarial losses.

Interest Expense

	Quarter Ended			Six Months Ended
In thousands	Q2-19	Q2-18	Percent Change	YTD-19	YTD-18	Percent Change
Interest expense	$3,731	$572	552.3%	$7,359	$1,112	561.8%
Weighted average interest rate	4.4%	2.9%		4.3%	2.8%

The increase in interest expense for the quarter and six months ended June 30, 2019 compared to the quarter and six months ended June 30, 2018 was due to higher borrowings incurred to finance the Interface acquisition and increased interest rates.

Other Income/Expense, net

	Quarter Ended			Six Months Ended
In thousands	Q2-19	Q2-18	Dollar Change	YTD-19	YTD-18	Dollar Change
Other income, net	$(873)	$(368)	$(505)	$(474)	$(53)	$(421)

The increase in other income, net, for the quarter and six months ended June 30, 2019 compared to the quarter and six months ended June 30, 2018 was primarily related to the gain on sale from a divestiture of $1.5 million, partially offset by incremental pension expense from the Interface pension plans and foreign currency losses recognized on the revaluation of cash, trade payables and receivables and intercompany loans denominated in currencies other than the functional currencies of the Company's subsidiaries.

Income Taxes

For the quarter ended June 30, 2019 the Company recorded a tax benefit of $8.2 million compared to tax expense of $1.7 million for the quarter ended June 30, 2018. The tax benefit was driven by $10.5 million of tax benefit related to the pension plan settlement and resulted in an effective tax rate for the quarter ended June 30, 2019 of 54.0%. This is compared to an effective tax rate of 13.7% for the quarter ended June 30, 2018. The pension plan settlement tax benefit included a $4.5 million benefit related to the reclassification of stranded tax effects from accumulated other comprehensive income. Excluding the tax benefit of the pension plan settlement, the Company's effective tax rate for the quarter ended June 30, 2019 was 22.7%. This was negatively impacted by valuation allowance activity of $0.9 million partially offset by the Company's geographical mix of earnings. The second quarter of 2018 effective tax rate was positively impacted by discretionary pension plan contributions and geographical mix of earnings.

For the six months ended June 30, 2019 the Company recorded a tax benefit of $7.1 million compared to tax expense of $3.8 million for the six months ended June 30, 2018. The tax benefit was driven by $10.5 million of tax benefit related to the pension plan settlement and resulted in an effective tax rate for the six months ended June 30, 2019 of 69.7%. This is compared to an effective tax rate of 15.0% for the six months ended June 30, 2018. Excluding the tax benefit of the pension plan settlement, the Company's effective tax rate for the six months ended June 30, 2019 was 22.5%. This was negatively impacted by valuation allowance activity of $1.2 million partially offset by the Company's geographical mix of earnings.

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

Segment Results

The following tables present net sales information for the key product and service groups included within each operating segment as well as other products and services and operating income by segment, for the quarter ended June 30, 2019 compared with the quarter ended June 30, 2018 and the six months ended June 30, 2019 compared with the six months ended June 30, 2018:

Net sales by segment:

	Quarter Ended
In thousands	Q2-19	Q2-18	Dollar Change
Performance Materials Segment (1):
Filtration	$24,732	$23,061	$1,671
Sealing and Advanced Solutions	40,370	8,173	32,197
Performance Materials Segment net sales	65,102	31,234	33,868

Technical Nonwovens Segment:
Industrial Filtration	38,706	39,170	(464)
Advanced Materials (2)	30,372	32,542	(2,170)
Technical Nonwovens Segment net sales	69,078	71,712	(2,634)

Thermal Acoustical Solutions Segment:
Parts	85,705	82,920	2,785
Tooling	7,567	7,249	318
Thermal Acoustical Solutions Segment net sales	93,272	90,169	3,103
Eliminations and Other (2)	(6,641)	(6,702)	61
Consolidated Net Sales	$220,811	$186,413	$34,398

	Six Months Ended
In thousands	YTD-19	YTD-18	Dollar Change
Performance Materials Segment (1):
Filtration	$48,666	$46,203	$2,463
Sealing and Advanced Solutions	81,016	15,724	65,292
Performance Materials Segment net sales	129,682	61,927	67,755

Technical Nonwovens Segment:
Industrial Filtration	81,070	79,401	1,669
Advanced Materials (2)	53,614	59,852	(6,238)
Technical Nonwovens Segment net sales	134,684	139,253	(4,569)

Thermal Acoustical Solutions Segment:
Parts	170,281	171,041	(760)
Tooling	17,304	20,565	(3,261)
Thermal Acoustical Solutions Segment net sales	187,585	191,606	(4,021)
Eliminations and Other (2)	(13,115)	(14,713)	1,598
Consolidated Net Sales	$438,836	$378,073	$60,763

Operating income by segment:

	Quarter Ended
	Q2-19		Q2-18
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials (1)	$3,303	5.1%	$3,649	11.7%	$(346)
Technical Nonwovens	7,844	11.4%	6,118	8.5%	1,726
Thermal Acoustical Solutions	7,357	7.9%	8,820	9.8%	(1,463)
Corporate Office Expenses	(5,325)		(6,338)		1,013
Consolidated Operating Income	$13,179	6.0%	$12,249	6.6%	$930

	Six Months Ended
	YTD-19		YTD-18
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials (1)	$4,762	3.7%	$6,290	10.2%	$(1,528)
Technical Nonwovens	12,578	9.3%	11,124	8.0%	1,454
Thermal Acoustical Solutions	16,848	9.0%	21,434	11.2%	(4,586)
Corporate Office Expenses	(11,959)		(12,563)		604
Consolidated Operating Income	$22,229	5.1%	$26,285	7.0%	$(4,056)

(1)
The Performance Materials segment reports results of Interface and PCC for the period following the date of acquisitions of August 31, 2018 and July 12, 2018, respectively, and included $4.0 million and $8.0 million of incremental intangible assets amortization for the quarter and six months ended June 30, 2019, respectively.

(2)
Included in the Technical Nonwovens segment and Eliminations and Other is $4.6 million and $5.8 million in intercompany sales to the Thermal Acoustical Solutions segment for the quarters ended June 30, 2019 and 2018, respectively, and $9.3 million and $12.9 million for the six months ended June 30, 2019 and 2018, respectively.

Performance Materials

Segment net sales increased $33.9 million in the second quarter of 2019 compared to the second quarter of 2018. The increase was primarily due to acquisitions which contributed $33.8 million in net sales in the second quarter of 2019. Remaining Performance Materials net sales were relatively flat compared to the second quarter of 2018, as increased net sales of filtration products were nearly offset by unfavorable foreign currency translation of $0.6 million, or 2.1%.

The Performance Materials segment reported operating income of $3.3 million, or 5.1% of net sales, in the second quarter of 2019, compared to operating income of $3.6 million, or 11.7% of net sales, in the second quarter of 2018. Increased intangible asset amortization of $4.0 million from the Interface acquisition resulted in a reduction of 610 basis points of operating margin in the second quarter of 2019. Remaining Performance Materials businesses reported a reduction in operating margin of 160 basis points, primarily due to lower gross margin of 390 basis points, partially offset by lower selling, product development and administrative expenses of 240 basis points as a percentage of net sales. Reduced gross margin included 150 basis points of start-up costs associated with a new product line, unfavorable product mix and increased overhead costs. Selling, product development and administrative expenses as a percentage of net sales were lower due to decreased accrued cash incentive compensation expense and lower bad debt expense.

Segment net sales increased $67.8 million in the first six months of 2019 compared to the first six months of 2018. The increase was primarily due to acquisitions which contributed $67.5 million in net sales in the first six months of 2019. Remaining Performance Materials net sales increased $0.3 million, as increased net sales of filtration products were nearly offset by unfavorable foreign currency translation of $1.6 million, or 2.6%.

The Performance Materials segment reported operating income of $4.8 million, or 3.7% of net sales, in the first six months of 2019, compared to operating income of $6.3 million, or 10.2% of net sales, in the first six months of 2018. Increased intangible asset amortization of $8.0 million from the Interface acquisition resulted in a reduction of 620 basis points of operating margin in the first six months of 2019. Remaining Performance Materials businesses reported a reduction in operating margin of 160 basis points, primarily due to lower gross margin of 390 basis points. Lower gross margin was driven by 190 basis points of start-up costs associated with a new product line, under absorption of fixed costs and unfavorable product mix, which was partially offset by a decrease in selling, product development and administrative expenses of 230 basis points as a percentage of net sales, primarily related to decreased accrued cash incentive compensation expense and reduced travel costs.

Technical Nonwovens

Segment net sales decreased $2.6 million, or 3.7%, in the second quarter of 2019 compared to the second quarter of 2018. Foreign currency translation had a negative impact on segment net sales of $2.6 million, or 3.6%, in the second quarter of 2019 compared to the second quarter of 2018. Advanced materials sales decreased $2.2 million, or 6.7%, primarily driven by $1.2 million less in sales of automotive rolled-good material for use in the Thermal Acoustical Solutions segment manufacturing process and $2.0 million less in sales due to the divestiture of the Geosol business in the second quarter of 2019, partially offset by increased geosynthetic sales in Canada. Industrial filtration net sales decreased $0.5 million, or 1.2%, driven by decreased demand, primarily in North America, coupled with the negative impact of foreign currency. This decrease was partially offset by increased sales in Asia in the second quarter of 2019 compared to the second quarter of 2018.

The Technical Nonwovens segment reported operating income of $7.8 million, or 11.4% of net sales, in the second quarter of 2019, compared to $6.1 million, or 8.5% of net sales, in the second quarter of 2018. The increase in operating income of $1.7 million and operating margin of 290 basis points was primarily attributable to higher gross margin of 230 basis points. Gross margin was favorably impacted by reduced restructuring costs of $0.8 million, or 130 basis points, in the second quarter of 2019 compared to the second quarter of 2018. Also, increased pricing and favorable absorption of fixed costs, primarily related to cost savings from segment restructuring activities, contributed to increased gross margins. Additionally contributing to increased operating margin was a reduction in selling, product development and administrative expenses of $0.7 million, or 50 basis points as a percentage of net sales, in the second quarter of 2019 compared to the first quarter of 2018. The decrease was primarily related to decreased salaries and stock compensation expense of $0.5 million in the second quarter of 2019 compared to the second quarter of 2018.

Segment net sales decreased $4.6 million, or 3.3%, in the first six months of 2019 compared to the first six months of 2018. Foreign currency translation had a negative impact on segment net sales of $5.5 million, or 4.0%, in the first six months of 2019 compared to the first six months of 2018. Advanced materials sales decreased $6.2 million, or 10.4%, primarily driven by $3.6 million less sales of automotive rolled-good material for use in the Thermal Acoustical Solutions segment manufacturing process and $2.0 million less of sales due to the divestiture of the Geosol business in the second quarter of 2019. This decrease was partially offset by increased industrial filtration net sales of $1.7 million, or 2.1%, particularly from increased demand in North America and Asia, in the first six months of 2019 compared to the first six months of 2018.

The Technical Nonwovens segment reported operating income of $12.6 million, or 9.3% of net sales, in the first six months of 2019, compared to $11.1 million, or 8.0% of net sales, in the first six months of 2018. The increase in operating income of $1.5 million and operating margin of 130 basis points was attributable to improved gross margin of 60 basis points and a reduction in selling, product development and administrative expenses of $1.4 million, or 70 basis points as a percentage of net sales in the first six months of 2019 compared to the first six months of 2018. Gross margin was favorably impacted by reduced restructuring costs of $1.0 million, or 70 basis points, in the first six months of 2019 compared to the first six months of 2018. Favorable absorption of fixed costs, primarily related to cost savings from segment restructuring activities, contributed to increased gross margin. Also, increased customer pricing, partially offset by higher aramid raw material costs, lead to improved gross margin in the first six months of 2019 compared to the first six months of 2018. The decrease in selling, product development and administrative expenses was primarily related to decreased salaries and stock compensation expense of $0.8 million and reduced intangible amortization expense of $0.3 million.

Thermal Acoustical Solutions

Segment net sales increased $3.1 million, or 3.4%, in the second quarter of 2019 compared to the second quarter of 2018. The increase was primarily related to increased parts sales of $2.8 million, or 3.4%, or $4.4 million, or 5.3%, when excluding foreign currency translation. Increased parts sales in North America were partially offset by decreased demand in Asia in the second quarter of 2019 compared to the second quarter of 2018. Tooling net sales increased $0.3 million, primarily in Europe and Asia, partially offset in North America, due to the timing of new platform launches. Foreign currency translation had a negative impact on total segment net sales of $1.8 million, or 2.0%, in the second quarter of 2019 compared to the second quarter of 2018.

The Thermal Acoustical Solutions segment reported operating income of $7.4 million, or 7.9% of net sales, in the second quarter of 2019, compared to operating income of $8.8 million, or 9.8% of net sales, in the second quarter of 2018. The decrease in operating income of $1.4 million and operating margin of 190 basis points was primarily due to lower gross margin of 140 basis points. Labor and variable overhead costs increased by approximately 140 basis points, primarily related to increased headcount and temporary labor, particularly in North America and Europe, coupled with increased outsourcing and expedited freight expenses caused by equipment downtime and other inefficiencies in Europe to meet customer delivery requirements. Selling, product development and administrative expenses increased $0.6 million, or 50 basis points as a percentage of net sales. This increase was primarily related to increased severance expense of $0.8 million in the second quarter of 2019 compared to the second quarter of 2018.

Segment net sales decreased $4.0 million, or 2.1%, in the first six months of 2019 compared to the first six months of 2018. The decrease was primarily related to decreased tooling sales of $3.3 million, or 15.9%, due to the timing of new platform launches, primarily in North America and Europe. Parts net sales decreased $0.8 million, or 0.4%, or increased $2.9 million, or 1.7% when excluding foreign currency translation. Improved demand in North America and Asia, and relatively stable demand in Europe were more than offset by the negative impact of foreign currency translation. Foreign currency translation had a negative impact on total segment net sales of $4.3 million, or 2.2%, in the first six months of 2019 compared to the first six months of 2018.

The Thermal Acoustical Solutions segment reported operating income of $16.8 million, or 9.0% of net sales, in the first six months of 2019, compared to operating income of $21.4 million, or 11.2% of net sales, in the first six months of 2018. The decrease in operating income of $4.6 million and operating margin of 220 basis points was due to lower gross margin of 220 basis points. Labor costs increased by approximately 120 basis points, primarily related to increased headcount and temporary labor, particularly in North America and Europe to meet customer demand. Increased raw material costs, primarily due to less scrap recovery from reduced aluminum index pricing, negatively impacted gross margin by approximately 50 basis points. Finally, unfavorable product mix and lower customer pricing drove further gross margin reduction. Selling, product development and administrative expenses were relatively flat in the first six months of 2019 compared to the first six months of 2018.

Corporate Office Expenses

Corporate office expenses for the second quarter of 2019 were $5.3 million, compared to $6.3 million in the second quarter of 2018. The decrease of $1.0 million was primarily due to decreased strategic initiatives expenses of $0.8 million and lower stock and accrued cash incentive compensation expenses of $0.6 million, partially offset by increased other professional service costs of $0.6 million in the second quarter of 2019 compared to the second quarter of 2018.

Corporate office expenses for the first six months of 2019 were $12.0 million, compared to $12.6 million in the first six months of 2018. The decrease of $0.6 million was primarily due to lower stock and accrued cash incentive compensation expense of $0.8 million and salaries and benefits of $0.4 million, partially offset by increased professional service costs of $0.7 million in the first six months of 2019 compared to the first six months of 2018.

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

At June 30, 2019, the Company held $43.4 million in cash and cash equivalents, including $7.3 million in the U.S. with the remaining held by foreign subsidiaries.

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

The Amended Credit Agreement contains covenants required of the Company and its subsidiaries, including various affirmative and negative financial and operational covenants. The Company is required to meet certain quarterly financial covenants calculated from the four fiscal quarters most recently ended, including: (i) a minimum consolidated fixed charge coverage ratio, which requires that at the end of each fiscal quarter the ratio of (a) consolidated EBITDA to (b) the sum of consolidated interest charges, redemptions, non-financed maintenance capital expenditures, restricted payments and taxes paid, each as defined in the Amended Credit Agreement, may not be lower than 1.25 to 1.0; and (ii) a consolidated net leverage ratio, which requires that at the end of each fiscal quarter the ratio of consolidated funded indebtedness minus consolidated domestic cash to consolidated EBITDA, as defined in the Amended Credit Agreement, may not be greater than 3.5 to 1.0. The Company was in compliance with all covenants at June 30, 2019.

At June 30, 2019, the Company had borrowing availability of $108.2 million under the Facility, net of $300.0 million of borrowings outstanding and standby letters of credit outstanding of $3.8 million. The borrowings outstanding included a $162.0 million term loan, net of $0.5 million in debt issuance costs being amortized to expense over the debt maturity period.

In addition to the amounts outstanding under the Facility, the Company has various acquired foreign credit facilities totaling approximately $8.2 million. At June 30, 2019, the Company's foreign subsidiaries had $0.1 million in borrowings outstanding as well as $1.8 million in standby letters of credit outstanding.

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

Operating Cash Flows

Net cash provided by operating activities in the first six months of 2019 was $36.2 million compared with $8.0 million in the first six months of 2018. In the first six months of 2019, net loss and non-cash adjustments were $34.1 million compared to net income and non-cash adjustments of $39.4 million in the first six months of 2018. Since December 31, 2018, net operating assets and liabilities decreased by $2.1 million, compared to the first six months of 2018 when net operating assets and liabilities increased $31.5 million from December 31, 2017. The decrease since December 31, 2018 was primarily due to an increase of $10.2 million in accounts payable and $3.0 million in accrued payroll and other compensation, partially offset by increases of $4.7 million in inventories and $6.0 million in other, net. The increase in accounts payable was primarily driven by the timing of vendor payments, including capital expenditures within the Thermal Acoustical Solutions and Technical Nonwovens segments during the first six months of 2019. The increase in inventory was principally due to strategic purchases within the Technical Nonwovens segment to ensure sufficient levels of inventory to meet seasonal demands. The increase in other, net, was primarily be driven by lower deferred revenue based on timing of deposits by customers.

Investing Cash Flows

In the first six months of 2019, net cash used for investing activities was $16.8 million compared to $16.1 million in the first six months of 2018. In the first six months of 2019 and 2018, net cash used for investing activities consisted of capital expenditures of $20.3 million and $16.4 million, respectively. Capital spending for 2019 is expected to be approximately $40 million to $45 million. In addition, in the first six months of 2019 and 2018, cash proceeds from the sale of property and equipment totaled $0.3 million and $0.2 million, respectively. In the first six months of 2019, net cash used for investing activities included cash proceeds of $1.4 million from a final purchase price adjustment for the Interface acquisition less cash outflows of $0.5 million to fund an acquisition. The Company also received proceeds of $2.3 million from the divestiture of the Geosol business during the second quarter of 2019.

Financing Cash Flows

In the first six months of 2019, net cash used for financing activities was $25.2 million compared to $0.3 million in the first six months of 2018. The Company made debt repayments of $25.2 million and $0.1 million in the first six months of 2019 and 2018, respectively. During the first six months of 2018, the Company acquired $0.8 million in company stock through its equity compensation plans and received $0.7 million from the exercise of stock options.

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

As a result of the market changes experienced within the automotive sector during 2018 and the significant decrease in the Company's stock price such that the net book value of the Company exceeded total market capitalization for the Company, an impairment analysis was performed in the fourth quarter of 2018 for the long-lived assets within the Thermal Acoustical Solutions segment, which is the segment most impacted by the automotive sector market changes. As a result of this impairment analysis, the Company concluded the asset groups were not impaired. During 2019, the Company continues to monitor the recoverability of the long-lived assets within the Thermal Acoustical Solutions segment taking into consideration the Company's stock price in relation to book value, on-going financial results and automotive market conditions.
There have been no significant changes in the Company’s critical accounting estimates during the quarter ended June 30, 2019, except for those described in Note 8 of this report in relation to the Company's adoption of ASC 842.

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

Interest Rate Risk

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impact interest paid on its debt. The Company has borrowings outstanding of $300.0 million from its Amended Credit Facility at June 30, 2019, with variable rates of interest based generally on LIBOR. Increases in interest rates could therefore significantly increase the associated interest payments that the Company is required to make on this debt. From time to time, the Company may enter into interest rate swap or other hedging agreements to manage interest rate risk.

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

The Company has assessed its exposure to changes in interest rates by analyzing the sensitivity to Lydall’s earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on the variable portion of the $300.0 million outstanding borrowings as of June 30, 2019, the Company’s net income would decrease by an estimated $1.2 million over a twelve-month period.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer (the “CEO”) and the Executive Vice President and Chief Financial Officer (the "CFO"), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"), and that such information is accumulated and communicated to management of the Company, with the participation of its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2019 at the reasonable assurance level.

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

Subject to the foregoing, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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
In the fourth quarter of 2016, as part of a groundwater discharging permitting process, water samples collected from wells and process water basins at the Company’s Rochester New Hampshire manufacturing facility, within the Performance Materials segment, showed concentrations of Per and Polyfluorinated Substances (“PFAS”) in excess of state ambient groundwater quality standards. In January 2017, the Company received a notification from the State of New Hampshire Department of Environmental Services (“NHDES”) naming Lydall Performance Materials, Inc. a responsible party with respect to the discharge of regulated contaminants and, as such, is required to take action to investigate and remediate the impacts in accordance with standards established by the NHDES. The Company conducted a site investigation, the scope of which was reviewed by the NHDES, in order to assess the extent of potential soil and groundwater contamination and develop a remedial action. Based on input received from NHDES in March 2017 with regard to the scope of the site investigation, the Company recorded $0.2 million of expense. In 2018, the Company received a response from the NHDES to the site investigation report outlining proposed remedial actions. The Company recorded an additional $0.1 million of expense in 2018 associated with the expected costs to remediate the impacts of the discharge of regulated contaminants in accordance with standards established by the NHDES. During 2018 the environmental liability was fully reduced reflecting payments made to vendors, resulting in $0.0 million balance at December 31, 2018. Additionally, the Company incurred $0.2 million of capital expenditures in 2018, in relation to the lining of the Company's fresh water lagoons. The site investigation is ongoing. The Company cannot be sure that costs will not exceed the current estimates until this matter is closed with the NHDES, nor that any future corrective action at this location would not have a material effect on the Company’s financial condition, results of operations or liquidity.

In December 2018, the New York State Department of Environmental Conservation (“NYDEC”) informed the Company that the newly acquired Interface site located at Hoosick Falls, NY will be the subject of an investigation in to the possibility of it being an inactive hazardous disposable waste site.  The letter specifically references perflourinated compounds or per- and polyfluoroalkyl substances (“PFAS”) that have been detected in a nearby water supply, soil and/or surface water.  The PFAS contamination has been identified in the Hoosick Falls area for some time and other large manufacturers in the area have previously been identified as a source.  The Company will conduct a site investigation in the third quarter of 2019, the scope of which is in the planning stage with the NYDEC, in order to assess the extent of the potential contamination and develop a remedial action, if necessary. The Company does not know the scope or extent of its future obligations, if any, that may arise from the site investigation and therefore is unable to estimate the cost of any corrective action. Accordingly, the Company cannot assure that the costs of any future corrective at this location would not have a material effect on the Company's financial condition, results of operations or liquidity.

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

During the three months ended June 30, 2019, the Company acquired 488 shares of common stock through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, which allow the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
April 1, 2019 - April 30, 2019	488	$25.01	—	—
May 1, 2019 - May 31, 2019	—	$—	—	—
June 1, 2019 - June 30, 2019	—	$—	—	—
	488	$25.01	—	—

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal executive officer, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal financial officer, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

July 30, 2019	By:	/s/ Randall B. Gonzales
Randall B. Gonzales Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)