Form 10-Q
period 2019-09-30
LYDALL INC /DE/
filed 2019-10-30
CIK 60977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Common Stock $ .01 par value per share.

Total Shares outstanding October 15, 2019	17,522,797

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current assumptions relating to the Company’s business, the economy and future conditions. Forward-looking statements generally can be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “forecasts,” “predicts,” “targets,” “prospects,” “strategy,” “signs” and other words of similar meaning in connection with the discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash and other measures of financial performance. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Forward-looking statements in this Quarterly Report on Form 10-Q include, among others, statements relating to:

•	Overall economic and business conditions and the effects on the Company’s markets;

•	Outlook for the fourth quarter and full year 2019;

•	Ability to improve operational effectiveness in the Thermal Acoustical Solutions segment;

•	Expected vehicle production in the North American, European or Asian markets;

•	Growth opportunities in markets served by the Company;

•	Integration and financial performance of the Interface Performance Materials business, which was acquired in the third quarter of 2018;

•	Expected costs and future savings associated with restructuring programs;

•	Expected gross margin, operating margin and working capital improvements from cost control and other improvement programs;

•	Product development and new business opportunities;

•	Future strategic transactions, including but not limited to: acquisitions, joint ventures, alliances, licensing agreements and divestitures;

•	Pension plan funding;

•	Future cash flow and uses of cash;

•	Future amounts of stock-based compensation expense;

•	Future earnings and other measurements of financial performance;

•	Ability to meet cash operating requirements;

•	Future levels of indebtedness and capital spending;

•	Ability to meet financial covenants in the Company's amended revolving credit facility;

•	Future impact of the variability of interest rates and foreign currency exchange rates;

•	Expected future impact of recently issued accounting pronouncements upon adoption;

•	Future effective income tax rates and realization of deferred tax assets;

•	Estimates of fair values of reporting units and long-lived assets used in assessing goodwill and long-lived assets for possible impairment; and

•	The expected outcomes of legal proceedings and other contingencies, including environmental matters.
All forward-looking statements are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements made in this Quarterly Report on Form 10-

Q, as well as in press releases and other statements made from time to time by the Company’s authorized officers. Such risks and uncertainties include, among others, worldwide economic cycles and political changes and uncertainties that affect the markets which the Company’s businesses serve, which could have an effect on demand for the Company’s products and impact the Company’s profitability; challenges encountered by the Company in the execution of restructuring programs; challenges encountered in the integration and financial performance of the acquired Interface Performance Materials business; disruptions in the global credit and financial markets, including diminished liquidity and credit availability; changes in international trade agreements and policies, including tariff regulation and trade restrictions; swings in consumer confidence and spending; unstable economic growth; volatility in foreign currency exchange rates; raw material pricing and supply issues; fluctuations in unemployment rates; retention of key employees and successful execution of recently announced CEO transition; increases in fuel prices; and outcomes of legal proceedings, claims and investigations, as well as other risks and uncertainties identified in Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q, and Part I, Item 1A - Risk Factors of Lydall’s Annual Report on Form 10-K for the year ended December 31, 2018. The Company does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

	Quarter Ended September 30,
	2019	2018
	(Unaudited)
Net sales	$205,274	$197,886
Cost of sales	168,918	162,747
Gross profit	36,356	35,139
Selling, product development and administrative expenses	28,909	25,406
Operating income	7,447	9,733
Pension plan settlement expense	186	—
Interest expense	3,666	1,505
Other income, net	(885)	(40)
Income before income taxes	4,480	8,268
Income tax expense	1,574	2,076
Income from equity method investment	(98)	(64)
Net income	$3,004	$6,256
Earnings per share:
Basic	$0.17	$0.36
Diluted	$0.17	$0.36
Weighted average number of common shares outstanding:
Basic	17,270	17,216
Diluted	17,330	17,349

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

	Nine Months Ended September 30,
	2019	2018
	(Unaudited)
Net sales	$644,110	$575,959
Cost of sales	520,423	465,186
Gross profit	123,687	110,773
Selling, product development and administrative expenses	94,011	74,755
Operating income	29,676	36,018
Pension plan settlement expense	25,701	—
Interest expense	11,025	2,617
Other income, net	(1,359)	(93)
(Loss) income before income taxes	(5,691)	33,494
Income tax (benefit) expense	(5,519)	5,854
Income from equity method investment	(120)	(120)
Net (loss) income	$(52)	$27,760
Earnings per share:
Basic	$0.00	$1.61
Diluted	$0.00	$1.60
Weighted average number of common shares outstanding:
Basic	17,264	17,189
Diluted	17,264	17,339

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(In Thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
	(Unaudited)		(Unaudited)
Net income (loss)	$3,004	$6,256	$(52)	$27,760
Other comprehensive loss:
Foreign currency translation adjustments	(8,726)	(658)	(6,396)	(9,262)
Pension liability adjustment, net of tax	21	198	379	595
Unrealized (loss) gain on hedging activities, net of tax	(148)	14	(2,174)	89
Comprehensive (loss) income	$(5,849)	$5,810	$(8,243)	$19,182

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$48,919	$49,237
Accounts receivable, less allowances (2019 - $1,850; 2018 - $1,440)	133,821	144,938
Contract assets	26,804	23,040
Inventories	88,189	84,465
Taxes receivable	2,354	2,912
Prepaid expenses	4,987	4,707
Other current assets	7,743	7,779
Total current assets	312,817	317,078
Property, plant and equipment, at cost	475,395	458,075
Accumulated depreciation	(258,733)	(244,706)
Net, property, plant and equipment	216,662	213,369
Operating lease right-of-use assets	24,148	—
Goodwill	195,613	196,963
Other intangible assets, net	120,644	136,604
Other assets, net	9,003	8,672
Total assets	$878,887	$872,686
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,981	$10,172
Accounts payable	84,506	73,265
Accrued payroll and other compensation	17,605	16,621
Deferred revenue	2,630	6,990
Other accrued liabilities	26,072	14,298
Total current liabilities	140,794	121,346
Long-term debt	276,689	314,641
Long-term operating lease liabilities	19,241	—
Deferred tax liabilities	36,125	39,265
Benefit plan liabilities	19,827	22,795
Other long-term liabilities	4,540	5,364

Commitments and Contingencies (Note 16)
Stockholders’ equity:
Preferred stock	—	—
Common stock	252	253
Capital in excess of par value	92,720	90,851
Retained earnings	411,090	411,325
Accumulated other comprehensive loss	(31,860)	(42,685)
Treasury stock, at cost	(90,531)	(90,469)
Total stockholders’ equity	381,671	369,275
Total liabilities and stockholders’ equity	$878,887	$872,686

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Nine Months Ended September 30,
	2019	2018
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(52)	$27,760
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on divestiture	(1,459)	—
Depreciation and amortization	36,682	22,442
Deferred income taxes	(12,849)	340
Pension plan settlement expense	25,701	—
Stock-based compensation	2,073	3,187
Inventory step-up amortization	—	1,390
(Gain) loss on disposition of property, plant and equipment	(43)	100
Income from equity method investment	(120)	(120)
Changes in operating assets and liabilities:
Accounts receivable	10,528	(25,407)
Contract assets	(4,330)	(5,443)
Inventories	(6,206)	(12,160)
Accounts payable	13,427	8,296
Accrued payroll and other compensation	4,935	(1,406)
Accrued taxes	1,810	981
Other, net	(7,133)	(5,462)
Net cash provided by operating activities	62,964	14,498
Cash flows from investing activities:
Capital expenditures	(27,236)	(20,091)
Proceeds from divestiture	2,298	—
Proceeds from the sale of property, plant and equipment	297	282
Business acquisitions, net of cash acquired	869	(269,972)
Net cash used for investing activities	(23,772)	(289,781)
Cash flows from financing activities:
Proceeds from borrowings	—	338,000
Debt repayments	(38,185)	(76,794)
Debt issuance cost repayments	—	(538)
Common stock issued	5	846
Common stock repurchased	(50)	(956)
Net cash (used for) provided by financing activities	(38,230)	260,558
Effect of exchange rate changes on cash	(1,280)	(1,076)
Decrease in cash and cash equivalents	(318)	(15,801)
Cash and cash equivalents at beginning of period	49,237	59,875
Cash and cash equivalents at end of period	$48,919	$44,074

Non-cash capital expenditures of $3.8 million and $6.1 million were included in accounts payable at September 30, 2019 and 2018, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

In thousands of dollars and shares	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at June 30, 2019	25,235	253	92,297	408,086	(23,007)	(90,524)	387,105
Net income				3,004			3,004
Other comprehensive loss, net of tax					(8,853)		(8,853)
Stock repurchased						(7)	(7)
Stock issued (canceled) under employee plans	(12)	(1)	6				5
Stock-based compensation expense			417				417
Balance at September 30, 2019	25,223	252	92,720	411,090	(31,860)	(90,531)	381,671

In thousands of dollars and shares	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2018	25,254	253	90,851	411,325	(42,685)	(90,469)	369,275
Net loss				(52)			(52)
Other comprehensive income, net of tax					10,825		10,825
Stock repurchased						(62)	(62)
Stock issued (canceled) under employee plans	(43)	(1)	6				5
Stock-based compensation expense			1,611				1,611
Stock issued to directors	12		252				252
Adoption of ASC 606 (1)				(183)			(183)
Balance at September 30, 2019	25,223	252	92,720	411,090	(31,860)	(90,531)	381,671

(1) During the quarter ended March 31, 2019, the Company recorded an adjustment reducing retained earnings and contract assets by $0.2 million to correct an error in the adoption of ASC 606.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (CONT'D)
(Unaudited)

In thousands of dollars and shares	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at June 30, 2018	25,070	251	91,177	397,885	(28,280)	(90,318)	370,715
Net income				6,256			6,256
Other comprehensive loss, net of tax					(446)		(446)
Stock repurchased						(133)	(133)
Stock issued under employee plans	31		181				181
Stock-based compensation expense			476				476
Stock issued to directors	3						—
Balance at September 30, 2018	25,104	251	91,834	404,141	(28,726)	(90,451)	377,049

In thousands of dollars and shares	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2017	25,018	250	88,006	374,783	(20,148)	(89,495)	353,396
Net Income				27,760			27,760
Other comprehensive loss, net of tax					(8,578)		(8,578)
Stock repurchased						(956)	(956)
Stock issued under employee plans	83	1	847				848
Stock-based compensation expense			2,847				2,847
Stock issued to directors	3		134				134
Adoption of ASC 606				1,598			1,598
Balance at September 30, 2018	25,104	251	91,834	404,141	(28,726)	(90,451)	377,049

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

Recent Accounting Pronouncements

In July 2019, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2019-07, “Codification Updates to SEC Sections — Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update)”. ASU 2019-07 aligns the guidance in various SEC sections of the Codification with the requirements of certain SEC final rules. ASU 2019-07 was effective immediately. The adoption of this ASU did not have any impact on the Company's consolidated financial statements and disclosures.

Effective January 1, 2019, the Company adopted the FASB issued ASU No. 2016-02, "Leases (Topic 842)", along with several additional clarification ASU's issued during 2018, collectively, "New Lease Standard". The New Lease Standard requires entities that lease assets with lease terms of more than 12 months to recognize right-of-use assets and lease liabilities created by those leases on their balance sheets. This New Lease Standard also requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The Company's adoption of the New Lease Standard was on a modified retrospective basis and did not have any impact on the Company's 2018 financial statements and disclosures. As part of the adoption of the New Lease Standard, the Company elected the package of practical expedients which allowed the Company to not re-assess 1) if any existing arrangements contained a lease, 2) the lease classification of any existing leases and 3) initial direct costs for any existing lease. The Company also elected the practical expedient which allows use of hindsight in determining the lease term for leases in existence at the date of adoption. Effective January 1, 2019, the Company reported lease right-of-use assets and lease liabilities on the Company's Condensed Consolidated Balance Sheets. Adoption of the New Lease Standard did not change the balances reported in the Company's 2019 Condensed Consolidated Statements of Operations, Condensed Consolidated Statements of Cash Flows, or Condensed Statements of Comprehensive Income. See Footnote 8 "Leases" for additional information required as part of the adoption of the New Lease Standard.

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

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)". The new standard amends guidance on reporting credit losses for assets held at amortized cost basis. This ASU is effective for financial statements issued for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years. The impact on the Company's consolidated financial statements and disclosures is not expected to be material.

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

Contract assets and liabilities consisted of the following:

In thousands	September 30, 2019	December 31, 2018	Dollar Change
Contract assets	$26,804	$23,040	$3,764
Contract liabilities	$2,001	$4,537	$(2,536)

The $3.8 million increase in contract assets from December 31, 2018 to September 30, 2019 was primarily due to timing of billings to customers.

The $2.5 million decrease in contract liabilities from December 31, 2018 to September 30, 2019 was primarily due to $4.5 million of revenue recognized in the first nine months of 2019 related to contract liabilities at December 31, 2018, offset by an increase in customer deposits.

Disaggregated Revenue

The Company disaggregates revenue from customers by geographic region, as it believes this disclosure best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Disaggregated revenue by geographical region for the quarters and nine months ended September 30, 2019 and 2018 were as follows:

	Quarter Ended September 30, 2019
In thousands	Performance Materials	Technical Nonwovens	Thermal Acoustical Solutions	Eliminations and Other	Consolidated Net Sales

North America	$42,693	$42,128	$61,315	$(6,405)	$139,731
Europe	15,203	16,544	22,208	(159)	53,796
Asia	2,104	5,240	4,403	—	11,747
Total Net Sales	$60,000	$63,912	$87,926	$(6,564)	$205,274

	Quarter Ended September 30, 2018
In thousands	Performance Materials	Technical Nonwovens	Thermal Acoustical Solutions	Eliminations and Other	Consolidated Net Sales

North America	$29,048	$44,092	$58,484	$(4,891)	$126,733
Europe	12,120	18,757	24,183	(225)	54,835
Asia	552	10,222	5,544	—	16,318
Total Net Sales	$41,720	$73,071	$88,211	$(5,116)	$197,886

	Nine Months Ended September 30, 2019
In thousands	Performance Materials	Technical Nonwovens	Thermal Acoustical Solutions	Eliminations and Other	Consolidated Net Sales

North America	$136,892	$121,984	$189,152	$(19,139)	$428,889
Europe	47,589	53,384	73,853	(540)	174,286
Asia	5,201	23,228	12,506	—	40,935
Total Net Sales	$189,682	$198,596	$275,511	$(19,679)	$644,110

	Nine Months Ended September 30, 2018
In thousands	Performance Materials	Technical Nonwovens	Thermal Acoustical Solutions	Eliminations and Other	Consolidated Net Sales

North America	$69,088	$128,788	$190,385	$(19,249)	$369,012
Europe	34,007	56,197	76,753	(580)	166,377
Asia	552	27,339	12,679	—	40,570
Total Net Sales	$103,647	$212,324	$279,817	$(19,829)	$575,959

3.	Acquisitions and Divestiture

Acquisitions

On August 31, 2018, the Company completed the acquisition of Interface Performance Materials ("Interface"), based in Lancaster, Pennsylvania. A globally-recognized leader in the delivery of engineered sealing solutions, the Interface operations manufacture wet-laid gasket and specialty materials primarily serving OEM and Tier I manufacturers in the Agriculture, Construction, Earthmoving, Industrial, and Automotive segments. The transaction strengthens the Company's position as an industry-leading global provider of filtration and engineered materials and expands the Company's end markets into attractive adjacencies. The Company acquired one hundred percent of Interface for an initial price of $268.4 million, net of cash acquired of $5.2 million. In the second quarter of 2019, the Company finalized the post closing adjustment resulting in a decrease in purchase price of $1.4 million resulting in a final purchase price of $267.0 million. The purchase price was financed with a combination of cash on hand and $261.4 million of borrowings from the Company's amended $450 million credit facility. The operating results of the Interface businesses have been included in the Consolidated Statements of Operations since August 31, 2018, the date of acquisition, and are reported within the Performance Materials reporting segment.

For the quarter ended September 30, 2019, Interface reported net sales and operating loss of $30.4 million and $1.3 million, respectively. Interface's operating loss for the quarter ended September 30, 2019 included $4.0 million of intangible assets amortization expense in selling, product development and administrative expenses. For the quarter ended September 30, 2018, the results of operations of Interface were included in the Company's results from the date of the acquisition and Interface reported net sales and operating loss of $11.8 million and $0.3 million, respectively. Interface's operating loss for the quarter ended September 30, 2018 included $1.4 million of purchase accounting inventory fair value step-up adjustments in cost of sales upon the sale of inventory and $0.9 million of intangible amortization expense in selling, product development and administrative expenses.

For the nine months ended September 30, 2019, Interface reported net sales and operating loss of $96.0 million and $2.1 million, respectively. Interface's operating loss for the nine months ended September 30, 2019 included $12.1 million of intangible assets amortization expense in selling, product development and administrative expenses. For the nine months ended September 30, 2018, the results of operations of Interface were included in the Company's results from the date of the acquisition and Interface reported net sales and operating loss of $11.8 million and $0.3 million, respectively. Interface's operating loss for the nine months ended September 30, 2018 included $1.4 million of purchase accounting inventory fair value step-up adjustments in cost of sales upon the sale of inventory and $0.9 million of intangible amortization expense in selling, product development and administrative expenses.

The following table summarizes the fair values of identifiable assets acquired and liabilities assumed at the date of the acquisition:

In thousands
Accounts receivable	$25,182
Inventories	17,013
Prepaid expenses and other current assets	2,382
Property, plant and equipment	40,902
Goodwill (Note 5)	129,749
Other intangible assets (Note 5)	106,900
Other assets	308
Total assets acquired, net of cash acquired	$322,436

Current liabilities	$(11,319)
Deferred tax liabilities	(24,081)
Benefit plan liabilities (Note 12)	(19,002)
Other long-term liabilities	(1,031)
Total liabilities assumed	(55,433)
Total purchase price, net of cash acquired	$267,003

The final purchase price allocation reflects post-closing adjustments pursuant to the terms of the Stock Purchase Agreement.

The following table reflects the unaudited actual results of the Company for the quarter and nine months ended September 30, 2019 and the pro forma operating results of the Company for the quarter and nine months ended September 30, 2018, which gives effect to the acquisition of Interface as if it had occurred on January 1, 2017. The pro forma information includes the historical financial results of the Company and Interface. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective January 1, 2017, nor are they intended to be indicative of results that may occur in the future. The pro forma information does not include the effects of any synergies related to the acquisition.

	Quarter Ended September 30,		Nine Months Ended September 30,
	(Actual)	(Pro Forma)	(Actual)	(Pro Forma)
In thousands	2019	2018	2019	2018
Net sales	$205,274	$220,937	$644,110	$678,418
Net income (loss)	$3,004	$6,452	$(52)	$29,303

Earnings per share:
Basic	$0.17	$0.37	$—	$1.70
Diluted	$0.17	$0.37	$—	$1.69

Basic	17,270	17,216	17,264	17,189
Diluted	17,330	17,349	17,264	17,339

Included in net income during the quarter ended September 30, 2019 was $3.1 million of intangible assets amortization expense related to acquired Interface intangible assets and $2.5 million of interest expense primarily to finance the Interface acquisition.

Pro forma adjustments during the quarter ended September 30, 2018 increased net income by $7.8 million. Included in net income for the quarter ended September 30, 2018 was $3.0 million of intangible assets amortization expense and $1.1 million of interest expense associated with borrowings under the Company's Amended Credit Facility. Net income was adjusted to exclude items such as corporate strategic initiatives expenses, Interface management fee expenses and tax valuation allowance expenses.

Included in net income during the nine months ended September 30, 2019 was $9.2 million of intangible assets amortization expense related to acquired Interface intangible assets and $7.7 million of interest expense to finance the Interface acquisition.

Pro forma adjustments during the nine months ended September 30, 2018 increased net income by $6.1 million. Included in net income for the nine months ended September 30, 2018 was $9.1 million of intangible assets amortization expense and $4.8 million of interest expense associated with borrowings under the Company's Amended Credit Facility. Net income was adjusted to exclude items such as corporate strategic initiatives expenses, Interface management fee expenses and tax valuation allowance expenses.

On July 12, 2018, the Company acquired certain assets and assumed certain liabilities of the Precision Filtration division of Precision Custom Coatings ("PCC") based in Totowa, NJ. Precision Filtration is a producer of high-quality, air filtration media principally serving the commercial and residential HVAC markets with a range of low efficiency through high-performing air filtration media. The Company acquired the assets and liabilities of PCC for $1.6 million in cash with additional cash payments of up to $2.0 million to be made based on the achievement of certain future financial targets through 2022. PCC had a minimal impact on the Company's sales and operating income for the quarter ended September 30, 2019.

Divestiture

On May 9, 2019, the Company sold its Texel Geosol, Inc. ("Geosol") business, a subsidiary of the Company's Texel Technical Materials, Inc. ("Texel") business, for a cash purchase price of $3.0 million. Under the terms of the arrangement, $0.4 million of the total purchase price will be withheld and paid to the Company in three annual payments of approximately $0.1 million. The disposition was completed pursuant to a Sale Agreement, dated May 9, 2019, by and between the Company, and the third-party buyer. The Company recognized a pre-tax gain on the sale of $1.5 million, reported as non-operating income in the second quarter of 2019. Net of income taxes, the Company reported a gain on sale of $1.3 million in the second quarter of 2019.

The Company did not report Geosol as a discontinued operation as it would not be considered a strategic shift in Lydall's business. Accordingly, the operating results of Geosol are included in the operating results of the Company through the sale date and in comparable periods.

4. Inventories

Inventories as of September 30, 2019 and December 31, 2018 were as follows:

In thousands	September 30, 2019	December 31, 2018
Raw materials	$43,279	$37,731
Work in process	17,308	18,296
Finished goods	27,602	28,438
Total inventories	$88,189	$84,465

Included in work in process is gross tooling inventory of $3.3 million and $4.3 million at September 30, 2019 and December 31, 2018, respectively.

5. Goodwill and Other Intangible Assets

Goodwill:

The Company tests its goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value may exceed its fair value.

The changes in the carrying amount of goodwill by segment as of and for the nine months ended September 30, 2019 were as follows:

In thousands	December 31, 2018	Currency translation adjustments	Reductions	September 30, 2019

Performance Materials	$144,626	$(485)	$(662)	$143,479
Technical Nonwovens	52,337	(203)	—	52,134
Total goodwill	$196,963	$(688)	$(662)	$195,613

Goodwill Associated with Acquisitions

The net goodwill reduction of $0.7 million within the Performance Materials segment was due to a goodwill reduction of $1.3 million as a result of post-closing purchase price adjustments in the second and third quarters of 2019 related to the acquisition of

Interface Performance Materials on August 31, 2018, partially offset by acquisition activity in the second quarter of 2019 resulting in a goodwill addition of $0.6 million.

Other Intangible Assets:

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other intangible assets, net” in the Condensed Consolidated Balance Sheets as of September 30, 2019 and December 31, 2018:

	September 30, 2019		December 31, 2018
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer Relationships	$141,537	$(25,625)	$141,455	$(11,453)
Patents	4,215	(3,731)	4,333	(3,816)
Technology	2,500	(935)	2,500	(810)
Trade Names	7,203	(4,520)	7,235	(2,840)
License Agreements	598	(598)	619	(619)
Other	539	(539)	561	(561)
Total amortized intangible assets	$156,592	$(35,948)	$156,703	$(20,099)

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

The Amended Credit Agreement contains covenants required of the Company and its subsidiaries, including various affirmative and negative financial and operational covenants. The Company is required to meet certain quarterly financial covenants calculated from the four fiscal quarters most recently ended, including: (i) a minimum consolidated fixed charge coverage ratio, which requires that at the end of each fiscal quarter the ratio of (a) consolidated EBITDA to (b) the sum of consolidated interest charges, redemptions, non-financed maintenance capital expenditures, restricted payments and taxes paid, each as defined in the Amended Credit Agreement, may not be lower than 1.25 to 1.0; and (ii) a consolidated net leverage ratio, which requires that at the end of each fiscal quarter the ratio of consolidated funded indebtedness minus consolidated domestic cash to consolidated EBITDA, as defined in the Amended Credit Agreement, may not be greater than 3.5 to 1.0. The Company was in compliance with all covenants at September 30, 2019.

At September 30, 2019, the Company had borrowing availability of $110.1 million under the Facility, net of $287.0 million of borrowings outstanding and standby letters of credit outstanding of $1.9 million. The borrowings outstanding included a $149.0 million term loan, net of $0.4 million in debt issuance costs being amortized to interest expense over the debt maturity period.

In addition to the amounts outstanding under the Facility, the Company has various foreign credit facilities totaling approximately $6.8 million. At September 30, 2019, the Company's foreign subsidiaries had $0.1 million in borrowings outstanding as well as $2.3 million in standby letters of credit outstanding.

The Company also has finance lease agreements for machinery and equipment at multiple operations requiring monthly principal and interest payments through 2020.

Total outstanding debt consists of:

In thousands	Effective Rate	Maturity	September 30, 2019	December 31, 2018
Revolver loan	4.04%	8/31/2023	$138,000	$138,000
Term loan, net of debt issuance costs	4.04%	8/31/2023	148,578	186,498
Finance leases	0.00% - 2.09%	2019 - 2020	92	315
			286,670	324,813
Less portion due within one year			(9,981)	(10,172)
Total long-term debt, net of debt issuance costs			$276,689	$314,641

The carrying value of the Company’s debt outstanding on its Facility approximates fair value given the variable rate nature of the debt. The fair values of the Company’s long-term debt are determined using discounted cash flows based upon the Company’s estimated current interest cost for similar type borrowings or current market value, which falls under Level 2 of the fair value hierarchy.

The weighted average interest rate on long-term debt was 4.3% for the nine months ended September 30, 2019 and 3.4% for the year ended December 31, 2018.

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

The following table sets forth the fair value amounts of derivative instruments held by the Company:

	September 30, 2019		December 31, 2018
In thousands	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$10	$5,433	$179	$2,738
Total derivatives	$10	$5,433	$179	$2,738

The following table sets forth the income recorded in accumulated other comprehensive (loss) income, net of tax, for the quarters and nine months ended September 30, 2019 and 2018 for derivatives held by the Company and designated as hedging instruments:

	Quarters Ended September 30,		Nine Months Ended September 30,
In thousands	2019	2018	2019	2018
Cash flow hedges:
Interest rate contracts	$(148)	$14	$(2,174)	$89
	$(148)	$14	$(2,174)	$89

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

As most leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. At September 30, 2019, the weighted average discount rate used for operating and finance leases is 4.39% and 1.79%, respectively. The implicit rate is used when readily determinable from a lease.

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
The components of lease expense are as follows:

In thousands	Quarter Ended September 30, 2019	Nine Months Ended September 30, 2019
Finance lease expense:
Amortization of right-of-use assets	$16	$65
Interest on lease liabilities	—	1
Operating lease expense	1,657	4,906
Short-term lease expense	183	651
Variable lease expense	72	126
Total lease expense	$1,928	$5,749

Supplemental balance sheet information related to leases are as follows:

In thousands, except lease term	September 30, 2019
Operating leases:
Operating lease right-of-use assets	$24,148

Short-term lease liabilities, included in "Other accrued liabilities"	$4,973
Long-term lease liabilities	19,241
Total operating lease liabilities	$24,214

Finance leases:
Property, plant and equipment	$719
Accumulated depreciation	(207)
Property, plant and equipment, net	$512

Short-term lease liabilities, included in debt	$89
Long-term lease liabilities, included in debt	3
Total finance lease liabilities	$92

Weighted average remaining lease term:
Operating leases	7.4 years
Finance leases	12.6 years

Supplemental cash flow information related to leases are as follows:

Nine Months Ended September 30,
In thousands	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$4,785
Operating cash flows from finance leases	1
Financing cash flows from finance leases	186

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,721
Finance leases	—

As of September 30, 2019, future lease payments maturities were as follows:

In thousands
Years Ending December 31,	Operating Leases	Finance Leases
2019 (excluding the nine months ended September 30, 2019)	$1,516	$58
2020	5,557	35
2021	4,267	—
2022	3,510	—
2023	2,619	—
2024	1,996	—
Thereafter	9,167	—
Total lease payments	28,632	93
Less imputed interest	(4,418)	(1)
Total discounted future lease payments	$24,214	$92

As of December 31, 2018, future lease payment maturities were as follows:

In thousands
Years Ending December 31,	Operating Leases	Finance Leases
2019	$6,004	$279
2020	4,871	35
2021	3,877	—
2022	3,226	—
2023	2,617	—
Thereafter	11,111	—
Total lease payments	$31,706	$314

9. Equity Compensation Plans

As of September 30, 2019, the Company’s equity compensation plans consisted of the 2003 Stock Incentive Compensation Plan (the “2003 Plan”) and the 2012 Stock Incentive Plan (the “2012 Plan” and together with the 2003 Plan, the “Plans”) under which incentive and non-qualified stock options and time and performance based restricted shares have been granted to employees and directors from authorized but unissued shares of common stock or treasury shares. The 2003 Plan is not active, but continues to govern all outstanding awards granted under the plan until the awards themselves are exercised or terminate in accordance with their terms. The 2012 Plan, approved by shareholders on April 27, 2012, authorizes 1.75 million shares of common stock for awards. The 2012 Plan also authorizes an additional 1.2 million shares of common stock to the extent awards granted under prior stock plans that were outstanding as of April 27, 2012 are forfeited. The 2012 Plan provides for the following types of awards: options, restricted stock, restricted stock units and other stock-based awards.

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

The Company incurred equity compensation expense of $0.6 million and $0.6 million for the quarters ended September 30, 2019 and September 30, 2018, respectively, and $2.1 million and $3.2 million for the nine months ended September 30, 2019 and September 30, 2018, respectively, for the Plans, including restricted stock awards. No equity compensation costs were capitalized as part of inventory.

Stock Options

The following table is a summary of outstanding and exercisable options as of September 30, 2019:

In thousands except per share amounts	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at September 30, 2019	680	$28.58	$2,507
Exercisable at September 30, 2019	256	$29.98	$989
Unvested at September 30, 2019	424	$27.73	$1,518

There were 108,380 stock options granted and 1,000 stock options exercised during the quarter ended September 30, 2019. There were 108,380 stock options granted and 4,325 stock options exercised during the nine months ended September 30, 2019. The amount of cash received from the exercise of stock options was less than $0.1 million during the quarter and nine months ended September 30, 2019. The intrinsic value of stock options exercised was $0.1 million with a tax benefit of less than $0.1 million during the quarter and nine months ended September 30, 2019.

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

At September 30, 2019, the total unrecognized compensation cost related to non-vested stock option awards was approximately $3.2 million, with a weighted average expected amortization period of 2.8 years.

Restricted Stock

Restricted stock includes both performance-based and time-based awards. There were 7,480 time-based restricted stock shares granted during the quarter ended September 30, 2019 and 41,412 time-based restricted stock shares granted during the nine months ended September 30, 2019. There were no performance-based restricted shares granted during the quarter and nine months ended September 30, 2019. There were no performance-based restricted shares that vested during the quarter and nine months ended September 30, 2019. There were 1,230 time-based restricted shares that vested during the quarter ended September 30, 2019 and 6,698 time-based restricted shares that vested during the nine months ended September 30, 2019.

There were 10,790 time-based restricted stock shares granted during the quarter ended September 30, 2018 and 18,896 time-based restricted stock shares granted during the nine months ended September 30, 2018. There were no performance-based restricted stock shares granted during the quarter ended September 30, 2018 and 15,190 performance-based restricted shares granted during the nine months ended September 30, 2018. There were no performance-based restricted stock shares that vested during the quarter ended September 30, 2018 and 48,035 performance-based restricted shares that vested during the nine months ended September 30, 2018. There were 14,570 time-based restricted stock shares that vested during the quarter ended September 30, 2018 and 19,734 time-based restricted shares that vested during the nine months ended September 30, 2018.

At September 30, 2019, there were 244,196 unvested restricted stock awards with total unrecognized compensation cost related to these awards of $3.3 million with a weighted average expected amortization period of 1.8 years. Compensation expense for performance based awards is recorded based on the service period and management’s assessment of the probability of achieving the performance goals.

10. Stock Repurchases

During the nine months ended September 30, 2019, the Company purchased 2,478 shares of common stock valued at $0.1 million, through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, in which the Company withholds that number of shares having fair value equal to each recipient’s minimum tax withholding due.

11. Restructuring

In 2017, the Company commenced a restructuring plan in the Technical Nonwovens segment which includes plant consolidations and transfer of equipment to other facilities within the segment's Europe and China operations. The consolidation of certain plants, which will conclude in 2019, is expected to reduce operating costs, increase efficiency and enhance the Company’s flexibility by better aligning its manufacturing footprint with the segment's customer base. Accordingly, the Company expects to record pre-tax expenses of approximately $3.7 million, in connection with this restructuring plan, of which approximately $3.3 million is expected to result in cash expenditures over the period of consolidation. The Company also expects to incur cash expenditures of approximately $4.2 million for capital expenditures associated with this plan.

During the quarter and nine months ended September 30, 2019, the Company recorded pre-tax restructuring expenses of $0.1 million and $0.6 million, respectively, primarily related to equipment move costs in cost of sales. The Company expects to record approximately $0.2 million of restructuring expenses for the remainder of 2019.

Actual pre-tax expenses incurred and total estimated pre-tax expenses for the restructuring program by type are as follows:

In thousands	Severance and Related Expenses	Contract Termination Expenses	Facility Exit, Move and Set-up Expenses	Total
Total estimated expenses	1,000	290	2,450	3,740
Expenses incurred through December 31, 2018	787	290	1,882	2,959
Estimated remaining expense at December 31, 2018	213	—	568	781
Expense incurred during quarter ended:
March 31, 2019	16	—	360	376
June 30, 2019	53	—	44	97
September 30, 2019	50	—	67	117
Total pre-tax expense incurred	906	290	2,353	3,549
Estimated remaining expense at September 30, 2019	94	—	97	191

There were cash outflows of $0.1 million and $0.7 million for the restructuring program for the quarter and nine months ended September 30, 2019, respectively.

Accrued restructuring costs were as follows at September 30, 2019:

In thousands	Total
Balance as of December 31, 2018	$147
Pre-tax restructuring expenses, excluding depreciation	591
Cash paid	(661)
Balance as of September 30, 2019	$77

12. Employer Sponsored Benefit Plans

Prior to the quarter ended June 30, 2019, the Company maintained a defined benefit pension plan ("U.S. Lydall Pension Plan") and two domestic pension plans acquired in the Interface acquisition ("Interface Pension Plans"), (collectively the "domestic defined benefit pension plans"). During the quarter ended June 30, 2019, the Company settled the pension obligation of the U.S. Lydall Pension Plan through lump sum distributions to participants or by irrevocably transferring pension liabilities to two insurance companies through the purchase of group annuity contracts. These purchases, funded with pension assets, resulted in a pre-tax settlement loss of $25.5 million in the quarter ended June 30, 2019, related to the recognition of accumulated deferred actuarial losses. During the quarter ended September 30, 2019, additional expenses of $0.2 million were incurred related to the settlement of the U.S. Lydall Pension Plan. The settlement loss and expenses were included as non-operating expense in the condensed consolidated statements of operations. No contributions were made to the U.S. Lydall Pension Plan during the quarter and nine months ended September 30, 2019 and contributions of $3.0 million and $7.2 million were made during the quarter and nine months ended September 30, 2018, respectively.

The Interface Pension Plans cover Interface's union and non-union employees. The plans are closed to new employees and benefits are no longer accruing for the majority of participants. The Company expects to make a required contribution of approximately $1.5 million to the Interface Pension Plans during 2019. Contributions of $0.3 million and $1.1 million were made during the quarter and nine months ended September 30, 2019, respectively.

The following is a summary of the components of net periodic benefit cost for the domestic defined benefit pension plans for the quarters and nine months ended September 30, 2019 and 2018:

	Quarters Ended September 30,		Nine Months Ended September 30,
In thousands	2019	2018	2019	2018
Components of employer benefit cost
Service cost	$30	$12	$90	$12
Interest cost	530	640	2,356	1,579
Expected return on assets	(488)	(893)	(2,105)	(2,193)
Amortization of actuarial loss	—	256	464	768
Net periodic benefit cost	$72	$15	$805	$166
Settlement loss	186	—	25,701	—
Total employer benefit plan cost	$258	$15	$26,506	$166

The Company reports the service cost component of net periodic benefit cost in the same line item as other compensation costs in operating expenses and the non-service cost components of net periodic benefit cost in other income.

13. Income Taxes

The Company's effective tax rate was 35.1% and 25.1% for the quarters ended September 30, 2019 and 2018, respectively. The Company's effective tax rate for the three months ended September 30, 2019 was negatively impacted by losses in jurisdictions in which no tax benefit can be recognized. The Company's effective tax rate for the quarter ended September 30, 2018 was primarily impacted by the provisional one-time mandatory repatriation of foreign earnings tax and non-deductible transaction costs as a result of the Interface Performance Materials acquisition, partially offset by a tax benefit from a valuation allowance release.

For the nine months ended September 30, 2019 the Company recorded a tax benefit of $5.5 million compared to tax expense of $5.9 million for the nine months ended September 30, 2018. The tax benefit was driven by $10.5 million of tax benefit related to the pension plan settlement and resulted in an effective tax rate for the nine months ended September 30, 2019 of 97.0%. This is compared to an effective tax rate of 17.5% for the nine months ended September 30, 2018. Excluding the tax benefit of the pension plan settlement, the Company's effective tax rate for the nine months ended September 30, 2019 was 25.2%. This rate was negatively impacted by $1.8 million from losses in jurisdictions in which no tax benefit can be recognized, partially offset by the Company's geographical mix of earnings.

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
The Company’s effective tax rates in future periods could be affected by an increase or decrease in earnings in countries where tax rates differ from the United States federal tax rate, the relative impact of permanent tax adjustments on earnings from domestic operations, changes in net deferred tax asset valuation allowances, including valuation allowances on loss carryforwards in which no tax benefit can be recognized, stock vesting, pension plan terminations, the completion of acquisitions or divestitures, changes in tax rates or tax laws and the completion of ongoing tax planning strategies and audits.

14. Earnings (Loss) Per Share

For the quarters and nine months ended September 30, 2019 and 2018, basic earnings per share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method as long as their effect is not antidilutive.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share:

	Quarter Ended September 30,		Nine Months Ended September 30,
In thousands	2019	2018	2019	2018
Basic average common shares outstanding	17,270	17,216	17,264	17,189
Effect of dilutive options and restricted stock awards	60	133	—	150
Diluted average common shares outstanding	17,330	17,349	17,264	17,339

Dilutive stock options totaling 53,892 shares of Common Stock were excluded from the diluted per share computation for the nine months ended September 30, 2019, as the Company reported a net loss during that period and, therefore, the effect of including these options would be antidilutive.

For each of the quarters ended September 30, 2019 and 2018, stock options for 584,725 shares and 162,830 shares of Common Stock were not considered in computing diluted earnings per common share because they were antidilutive.

For each of the nine months ended September 30, 2019 and 2018, stock options for 542,669 shares and 150,005 shares of Common Stock were not considered in computing diluted earnings per common share because they were antidilutive.

15. Segment Information

As of September 30, 2019, the Company’s reportable segments were Performance Materials, Technical Nonwovens, and Thermal Acoustical Solutions.

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

The tables below present net sales and operating income by segment for the quarters and nine months ended September 30, 2019 and 2018, and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

Consolidated net sales by segment:

	Quarters Ended September 30,		Nine Months Ended September 30,
In thousands	2019	2018	2019	2018
Performance Materials Segment (1):
Filtration	$22,427	$22,643	$71,093	$68,846
Sealing and Advanced Solutions	37,573	19,077	118,589	34,801
Performance Materials Segment net sales	60,000	41,720	189,682	103,647

Technical Nonwovens Segment (2):
Industrial Filtration	32,935	40,945	114,005	120,346
Advanced Materials (3)	30,977	32,126	84,591	91,978
Technical Nonwovens Segment net sales	63,912	73,071	198,596	212,324

Thermal Acoustical Solutions Segment:
Parts	80,309	77,723	250,591	248,764
Tooling	7,617	10,488	24,920	31,053
Thermal Acoustical Solutions Segment net sales	87,926	88,211	275,511	279,817

Eliminations and Other (3)	(6,564)	(5,116)	(19,679)	(19,829)
Consolidated Net Sales	$205,274	$197,886	$644,110	$575,959

 Operating income by segment:

	Quarters Ended September 30,		Nine Months Ended September 30,
In thousands	2019	2018	2019	2018
Performance Materials (1)	$712	$1,753	$5,474	$8,043
Technical Nonwovens (2)	7,165	6,271	19,743	17,395
Thermal Acoustical Solutions	5,022	7,923	21,870	29,357
Corporate Office Expenses	(5,452)	(6,214)	(17,411)	(18,777)
Consolidated Operating Income	$7,447	$9,733	$29,676	$36,018

(1) The Performance Materials segment reports the results of Interface and PCC for the period following the date of acquisitions of August 31, 2018 and July 12, 2018, respectively, and included $3.1 million and $11.2 million of incremental intangible assets amortization for the quarter and nine months ended September 30, 2019, respectively.
(2) The Technical Nonwovens segment reports the results of Geosol through the date of disposition of May 9, 2019.
(3) Included in the Technical Nonwovens segment and Eliminations and Other is $4.3 million in intercompany sales to the Thermal Acoustical Solutions segment for the quarters ended September 30, 2019 and 2018, and $13.6 million and $17.2 million for the nine months ended September 30, 2019 and 2018, respectively.

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

17. Changes in Accumulated Other Comprehensive Income (Loss)

The following table discloses the changes by classification within accumulated other comprehensive income (loss) for the nine months ended September 30, 2019 and 2018:

In thousands	Foreign Currency Translation Adjustment	Defined Benefit Pension Adjustment		Gains and Losses on Cash Flow Hedges		Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2017	$(2,221)	$(18,049)		$122		$(20,148)
Other comprehensive (loss) income	(9,262)	—		89	(c)	(9,173)
Amounts reclassified from accumulated other comprehensive loss	—	595	(a)	—		595
Balance at September 30, 2018	(11,483)	(17,454)		211		(28,726)
Balance at December 31, 2018	(18,458)	(22,253)		(1,974)		(42,685)
Other comprehensive loss	(6,396)	—		(2,174)	(c)	(8,570)
Amounts reclassified from accumulated other comprehensive loss	—	19,395	(b)	—		19,395
Balance at September 30, 2019	$(24,854)	$(2,858)		$(4,148)		$(31,860)

(a)
Amount represents amortization of actuarial losses, a component of net periodic benefit cost. This amount was $0.6 million, net of $0.2 million tax benefit, for the nine months ended September 30, 2018.

(b) Amount represents the settlement of the Lydall Pension Plan in the second quarter of 2019. This amount was $19.0 million, net of $11.5 million tax benefit. Amount also represents amortization of actuarial losses, a component of net periodic benefit cost during the first five months of fiscal year 2019 prior to the plan termination. This amount was $0.4 million, net of $0.1 million tax benefit.

(c)	Amount represents unrealized gains (losses) on the fair value of hedging activities, net of taxes, for the nine months ended September 30, 2019 and 2018.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Third Quarter 2019 Highlights

Below are financial highlights comparing Lydall’s quarter ended September 30, 2019 (“Q3 2019”) results to its quarter ended September 30, 2018 (“Q3 2018”) results:

•	Net sales were $205.3 million in Q3 2019, compared to $197.9 million in Q3 2018, an increase of $7.4 million, or 3.7%. The change in consolidated net sales is summarized in the following table:

Components (in thousands)	Change in Net Sales	Percent Change
Acquisitions and divestitures	$17,526	8.9%
Parts volume and pricing change	(4,343)	(2.2)%
Change in tooling sales	(2,720)	(1.4)%
Foreign currency translation	(3,075)	(1.6)%
Total	$7,388	3.7%

•
Gross margin was 17.7% in the third quarter of 2019, compared to 17.8% in the third quarter of 2018. The PM segment favorably impacted consolidated gross margin by approximately 210 basis points, due to higher gross margin sealing product sales. Gross margin from the TAS segment lowered consolidated gross margin by approximately 180 basis points primarily due to increased labor costs, coupled with increased outsourcing and expedited freight expenses. The TNW segment reported improved gross margin but, based on segment mix, was negative to consolidated gross margin in the quarter by approximately 30 basis points.

•
Operating income was $7.4 million, or 3.6% of net sales, in Q3 2019, compared to $9.7 million, or 4.9% of net sales, in Q3 2018. Operating margin declined 130 basis points primarily due to increased selling, product development and administrative expenses of $3.5 million, or 130 basis points as a percentage of net sales, primarily related to incremental intangible assets amortization of 150 basis points.

The following components are included in operating income for Q3 2019 and Q3 2018 and impact the comparability of each quarter:

	Q3 2019		Q3 2018
Components (in thousands except per share amounts)	Operating income effect	EPS impact	Operating income effect	EPS impact
TNW restructuring expenses	(117)	$(0.01)	(519)	$(0.03)
Strategic initiatives expenses	—	$—	(1,514)	$(0.09)
Inventory step-up purchase accounting adjustments	—	$—	(1,390)	$(0.06)
Intangible assets amortization expenses	(5,368)	$(0.24)	(2,344)	$(0.10)

•	Net income was $3.0 million, or $0.17 per diluted share, in Q3 2019 compared to net income of $6.3 million, or $0.36 per diluted share, in Q3 2018.

Liquidity

Cash was $48.9 million at September 30, 2019, compared to $49.2 million at December 31, 2018. Net cash provided by operations was $26.7 million in the third quarter of 2019 and $63.0 million in the nine months ended September 30, 2019, compared to $6.5 million in the third quarter of 2018 and $14.5 million in the nine months ended September 30, 2018. Improved cash flow, principally through working capital management, has allowed the Company to repay outstanding borrowings of approximately $38.0 million in 2019 and fund capital expenditures. As of September 30, 2019, there was approximately $110 million of availability under the Company's credit facility.

Outlook

The Company believes the weakness seen in both the Technical Nonwovens and Performance Materials segments is not expected to improve in the fourth quarter and may further deteriorate. As a result, the Company is aggressively adjusting its cost structure, and will record one-time severance related expenses of $2.0 million to $2.5 million in the fourth quarter, with savings of $4.0 million to $5.0 million anticipated in 2020. Further, the Company will be negatively impacted by the General Motors strike in the fourth quarter, and continues to focuss on reducing manufacturing costs in the Thermal Acoustical Solutions segment. As 2019 closes out, the Company expects strong cash generations that will allow the Company to continue to reduce its outstanding debt.

Other

On October 15, 2019, the Company announced that Sara A. Greenstein has been appointed President and Chief Executive Officer of Lydall, Inc., effective upon the commencement of her employment with Lydall, which will be on or before November 18, 2019. Ms. Greenstein will succeed Dale G. Barnhart, who will be retiring. In connection with these actions, the Company expects to incur one-time expense in the fourth quarter of 2019 of approximately $1.8 million.

Results of Operations

All of the following tabular comparisons, unless otherwise indicated, are for the quarters ended September 30, 2019 (Q3-19) and September 30, 2018 (Q3-18) and the nine months ended September 30, 2019 (YTD-19) and September 30, 2018 (YTD-18).

Net Sales

	Quarter Ended			Nine Months Ended
In thousands	Q3-19	Q3-18	Percent Change	YTD-19	YTD-18	Percent Change
Net sales	$205,274	$197,886	3.7%	$644,110	$575,959	11.8%

Net sales for the third quarter of 2019 increased by $7.4 million, or 3.7%, compared to the third quarter of 2018. This increase was related to incremental net sales of $18.6 million from the acquisition of Interface, which led to increased Performance Materials net sales of $18.3 million, or 9.2% of consolidated net sales. The Technical Nonwovens segment reported a decrease in net sales of $9.2 million, or 4.6% of consolidated net sales, driven by a significant decline in demand in the industrial filtration market, primarily in China and to a lesser extent, Europe. Additionally, the divestiture of the Geosol business in the second quarter of 2019 reduced net sales by $2.9 million in the third quarter of 2019 compared to the third quarter of 2018. Net sales decreased in the Thermal Acoustical Solutions segment by $0.3 million, as decreased tooling sales in Europe and Asia were mostly offset by increased parts sales in Europe and North America. Foreign currency translation had a negative impact on net sales of $3.1 million, or 1.6% of consolidated net sales, primarily impacting the Technical Nonwovens segment by $1.3 million, or 0.7% of consolidated net sales, and the Thermal Acoustical Solutions segment by $1.2 million, or 0.6% of consolidated net sales.

Net sales for the first nine months of 2019 increased by $68.2 million, or 11.8%, compared to the first nine months of 2018. This increase was related to incremental net sales of $84.2 million from the acquisition of Interface, which led to increased Performance Materials net sales of $86.0 million, or 14.9% of consolidated net sales. Net sales decreased in the Technical Nonwovens segment by $10.2 million, net of intercompany sales, driven by a significant decline in demand in the industrial filtration market, primarily in China and Europe. Additionally, the divestiture of the Geosol business in the second quarter of 2019 reduced net sales by $4.9 million in the first nine months of 2019 compared to the first nine months of 2018. Net sales decreased by $4.3 million in the Thermal Acoustical Solutions segment, as decreased tooling net sales of $6.1 million were partially offset by increased parts sales of $1.8 million, primarily in North America. Foreign currency translation had a negative impact on net sales of $14.5 million, or 2.5% of consolidated net sales, primarily impacting the Technical Nonwovens segment by $6.8 million, or 1.2% of consolidated net sales, and the Thermal Acoustical Solutions segment by $5.5 million, or 1.0% of consolidated net sales.

Cost of Sales

	Quarter Ended			Nine Months Ended
In thousands	Q3-19	Q3-18	Percent Change	YTD-19	YTD-18	Percent Change
Cost of sales	$168,918	$162,747	3.8%	$520,423	$465,186	11.9%

Cost of sales for the third quarter of 2019 increased by $6.2 million, or 3.8%, compared to the third quarter of 2018. The increase was primarily related to increased net sales of $7.4 million, due to increased sales of sealing and advanced solutions products from the Interface acquisition. Additionally, the Thermal Acoustical Solutions segment contributed increased cost of sales of $2.9 million on stagnant sales levels in the third quarter of 2019 compared to the third quarter of 2018, primarily due to operating inefficiencies in its North America and Europe facilities. This increase was partially offset by foreign currency translation decreasing cost of sales by $2.7 million, or 1.6%, in the third quarter of 2019 compared to the third quarter of 2018.

Cost of sales for the first nine months of 2019 increased by $55.2 million, or 11.9%, compared to the first nine months of 2018. The increase was primarily related to increased net sales of $68.2 million, primarily due to increased sales of sealing and advanced solutions products from the Interface acquisition. Additionally, the Thermal Acoustical Solutions segment contributed increased cost of sales of $3.6 million on reduced sales levels in the first nine months of 2019 compared to the first nine months of 2018, primarily due to operating inefficiencies in its North America and Europe facilities. This increase was partially offset by foreign currency translation decreasing cost of sales by $12.6 million, or 2.7%, in the first nine months of 2019 compared to the first nine months of 2018.

Gross Profit

	Quarter Ended			Nine Months Ended
In thousands	Q3-19	Q3-18	Percent Change	YTD-19	YTD-18	Percent Change
Gross profit	$36,356	$35,139	3.5%	$123,687	$110,773	11.7%
Gross margin	17.7%	17.8%		19.2%	19.2%

Gross margin for the third quarter of 2019 decreased 10 basis points compared to the third quarter of 2018. The Performance Materials segment favorably impacted consolidated gross margin by approximately 210 basis points driven by the inclusion of higher margin Interface sealing and advanced solutions products sales and the absence of a $1.4 million, or 70 basis points, purchase accounting adjustment to cost of sales related to inventory step-up in the third quarter of 2019 compared to the third quarter of 2018. The Thermal Acoustical Solutions segment negatively impacted consolidated gross margin by approximately 180 basis points primarily due to increased labor, outsourcing and logistics costs, primarily related to increased headcount, temporary labor and equipment inefficiencies, particularly in North America and Europe. The Technical Nonwovens segment reported improved segment gross margin due to favorable pricing and product mix in the third quarter of 2019 compared to the third quarter of 2018, but negatively impacted consolidated gross margin by approximately 30 basis points due to consolidated segment mix.

Gross margin for the first nine months of 2019 was flat with the first nine months of 2018. The Performance Materials segment favorably impacted consolidated gross margin by approximately 280 basis points primarily driven by the inclusion of higher margin Interface sealing and advanced solutions products sales. The Thermal Acoustical Solutions segment negatively impacted consolidated gross margin by approximately 210 basis points primarily due to higher labor, outsourcing and logistics costs associated with increased headcount, temporary labor and equipment inefficiencies, particularly in North America and Europe, to meet customer demand. Additionally, unfavorable product mix and lower customer pricing drove further gross margin reduction in the first nine months of 2019 compared to the first nine months of 2018. The Technical Nonwovens segment reported improved segment gross margin due to lower segment restructuring charges of $1.2 million, favorable absorption of fixed costs related to cost savings from segment restructuring activities and increased pricing in the first nine months of 2019 compared to the first nine months of 2018. This favorability was partially offset by increased raw material commodity costs in the Technical Nonwovens segment and negatively impacted consolidated gross margin by approximately 70 basis points due to consolidated segment mix.

Selling, Product Development and Administrative Expenses

	Quarter Ended			Nine Months Ended
In thousands	Q3-19	Q3-18	Percent Change	YTD-19	YTD-18	Percent Change
Selling, product development and administrative expenses	$28,909	$25,406	13.8%	$94,011	$74,755	25.8%
Percentage of sales	14.1%	12.8%		14.6%	13.0%

Selling, product development and administrative expenses for the third quarter of 2019 increased by $3.5 million, or 130 basis points as a percentage of net sales, compared to the third quarter of 2018. This increase was primarily related to the Performance Materials segment acquisition of Interface on August 31, 2018, contributing $5.9 million of incremental expense, including $3.1 million, or 150 basis points, of increased intangible asset amortization as a percentage of consolidated net sales. There were no Interface selling, product development and administrative expenses included in the Performance Materials segment in the first two months of the third quarter of 2018. Remaining selling, product development and administrative expenses were lower by $2.4 million, or 40 basis points, primarily due to decreased corporate strategic initiatives expenses of $1.5 million primarily associated with the Interface acquisition, lower salaries and benefits of $0.5 million, decreased severance expense of $0.3 million and lower stock compensation expense of $0.1 million.
Selling, product development and administrative expenses for the first nine months of 2019 increased by $19.3 million, or 160 basis points, compared to the first nine months of 2018. This increase was primarily related to the Performance Materials segment acquisition of Interface on August 31, 2018, contributing $25.0 million of incremental expense, including $11.2 million, or 170 basis points, of increased intangible asset amortization as a percentage of consolidated net sales. There were no Interface selling, product development and administrative expenses included in the Performance Materials segment in the first eight months of 2018. Remaining selling, product development and administrative expenses were lower by $5.8 million, or 60 basis points, due to lower salaries, benefits and sales commissions of $2.0 million, decreased corporate strategic initiatives expenses of $1.6 million, primarily associated with the Interface acquisition, lower stock compensation expense of $1.3 million and other professional service costs of $1.4 million. These decreases were partially offset by increased severance of $0.6 million, primarily in the Thermal Acoustical Solutions segment in the first nine months of 2019 compared to the first nine months of 2018.
Pension Plan Settlement Expense

	Quarter Ended			Nine Months Ended
In thousands	Q3-19	Q3-18	Dollar Change	YTD-19	YTD-18	Dollar Change
Pension plan settlement expense	$186	$—	$186	$25,701	$—	$25,701

In the second quarter of 2019, the Company settled the pension obligation of the U.S. Lydall Pension Plan ("pension settlement") through lump sum distributions to participants or by irrevocably transferring pension liabilities to two insurance companies through the purchase of group annuity contracts. The settlement, funded with Pension Plan assets, resulted in a non-cash settlement expense of $25.5 million in the second quarter of 2019 related to the recognition of accumulated deferred actuarial losses and an additional $0.2 million in the third quarter of 2019 to complete the termination of the pension plan.

Interest Expense

	Quarter Ended			Nine Months Ended
In thousands	Q3-19	Q3-18	Percent Change	YTD-19	YTD-18	Percent Change
Interest expense	$3,666	$1,505	143.6%	$11,025	$2,617	321.3%
Weighted average interest rate	4.4%	3.3%		4.3%	2.9%

The increase in interest expense for the quarter and nine months ended September 30, 2019 compared to the quarter and nine months ended September 30, 2018 was due to higher borrowings incurred to finance the Interface acquisition and increased interest rates.

Other Income/Expense, net

	Quarter Ended			Nine Months Ended
In thousands	Q3-19	Q3-18	Dollar Change	YTD-19	YTD-18	Dollar Change
Other income, net	$(885)	$(40)	$(845)	$(1,359)	$(93)	$(1,266)

The increase in other income, net, for the quarter ended September 30, 2019 compared to the quarter ended September 30, 2018 was primarily related to a gain of $0.6 million recognized for a change in estimate of the contingent purchase price of the PCC acquisition and foreign currency gains recognized on the revaluation of cash, trade payables and receivables and intercompany loans denominated in currencies other than the functional currencies of the Company's subsidiaries, partially offset by incremental pension expense from the Interface pension plan.

The increase in other income, net, for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily related to the gain on sale from a divestiture of $1.5 million and a gain recognized for a change in estimate of the contingent purchase price of the PCC acquisition of $0.7 million, partially offset by incremental pension expense from the Interface pension plans and foreign currency losses recognized on the revaluation of cash, trade payables and receivables and intercompany loans denominated in currencies other than the functional currencies of the Company's subsidiaries.

Income Taxes

The Company's effective tax rate was 35.1% and 25.1% for the quarters ended September 30, 2019 and 2018, respectively. The Company's effective tax rate for the three months ended September 30, 2019 was negatively impacted by losses at jurisdictions in which no tax benefit can be recognized. The Company's effective tax rate for the quarter ended September 30, 2018 was primarily impacted by the provisional one-time mandatory repatriation of foreign earnings tax and non-deductible transaction costs as a result of the Interface Performance Materials acquisition, partially offset by a tax benefit from valuation allowance release.

For the nine months ended September 30, 2019 the Company recorded a tax benefit of $5.5 million compared to tax expense of $5.9 million for the nine months ended September 30, 2018. The tax benefit was driven by $10.5 million of tax benefit related to the pension plan settlement and resulted in an effective tax rate for the nine months ended September 30, 2019 of 97.0%. This is compared to an effective tax rate of 17.5% for the nine months ended September 30, 2018. Excluding the tax benefit of the pension plan settlement, the Company's effective tax rate for the nine months ended September 30, 2019 was 25.2%. This rate was negatively impacted by $1.8 million from losses at jurisdictions in which no tax benefit can be recognized, partially offset by the Company's geographical mix of earnings.

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
The Company’s effective tax rates in future periods could be affected by an increase or decrease in earnings in countries where tax rates differ from the United States federal tax rate, the relative impact of permanent tax adjustments on earnings from domestic operations, changes in net deferred tax asset valuation allowances, including valuation allowances on loss carryforwards in which no tax benefit can be recognized, stock vesting, pension plan terminations, the completion of acquisitions or divestitures, changes in tax rates or tax laws and the completion of ongoing tax planning strategies and audits.

Segment Results

The following tables present net sales information for the key product and service groups included within each operating segment as well as other products and services and operating income by segment, for the quarter ended September 30, 2019 compared with the quarter ended September 30, 2018 and the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018:

Net sales by segment:

	Quarter Ended
In thousands	Q3-19	Q3-18	Dollar Change
Performance Materials Segment (1):
Filtration	$22,427	$22,643	$(216)
Sealing and Advanced Solutions	37,573	19,077	18,496
Performance Materials Segment net sales	60,000	41,720	18,280

Technical Nonwovens Segment (2):
Industrial Filtration	32,935	40,945	(8,010)
Advanced Materials (3)	30,977	32,126	(1,149)
Technical Nonwovens Segment net sales	63,912	73,071	(9,159)

Thermal Acoustical Solutions Segment:
Parts	80,309	77,723	2,586
Tooling	7,617	10,488	(2,871)
Thermal Acoustical Solutions Segment net sales	87,926	88,211	(285)
Eliminations and Other (3)	(6,564)	(5,116)	(1,448)
Consolidated Net Sales	$205,274	$197,886	$7,388

	Nine Months Ended
In thousands	YTD-19	YTD-18	Dollar Change
Performance Materials Segment (1):
Filtration	$71,093	$68,846	$2,247
Sealing and Advanced Solutions	118,589	34,801	83,788
Performance Materials Segment net sales	189,682	103,647	86,035

Technical Nonwovens Segment (2):
Industrial Filtration	114,005	120,346	(6,341)
Advanced Materials (3)	84,591	91,978	(7,387)
Technical Nonwovens Segment net sales	198,596	212,324	(13,728)

Thermal Acoustical Solutions Segment:
Parts	250,591	248,764	1,827
Tooling	24,920	31,053	(6,133)
Thermal Acoustical Solutions Segment net sales	275,511	279,817	(4,306)
Eliminations and Other (3)	(19,679)	(19,829)	150
Consolidated Net Sales	$644,110	$575,959	$68,151

Operating income by segment:

	Quarter Ended
	Q3-19		Q3-18
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials (1)	$712	1.2%	$1,753	4.2%	$(1,041)
Technical Nonwovens (2)	7,165	11.2%	6,271	8.6%	894
Thermal Acoustical Solutions	5,022	5.7%	7,923	9.0%	(2,901)
Corporate Office Expenses	(5,452)		(6,214)		762
Consolidated Operating Income	$7,447	3.6%	$9,733	4.9%	$(2,286)

	Nine Months Ended
	YTD-19		YTD-18
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials (1)	$5,474	2.9%	$8,043	7.8%	$(2,569)
Technical Nonwovens (2)	19,743	9.9%	17,395	8.2%	2,348
Thermal Acoustical Solutions	21,870	7.9%	29,357	10.5%	(7,487)
Corporate Office Expenses	(17,411)		(18,777)		1,366
Consolidated Operating Income	$29,676	4.6%	$36,018	6.3%	$(6,342)

(1)
The Performance Materials segment reports results of Interface and PCC for the period following the date of acquisitions of August 31, 2018 and July 12, 2018, respectively, and included $3.1 million and $11.2 million of incremental intangible assets amortization for the quarter and nine months ended September 30, 2019, respectively.

(2)	The Technical Nonwovens segment reports the results of Geosol through the date of disposition of May 9, 2019.

(3)
Included in the Technical Nonwovens segment and Eliminations and Other is $4.3 million in intercompany sales to the Thermal Acoustical Solutions segment for the quarters ended September 30, 2019 and 2018, and $13.6 million and $17.2 million for the nine months ended September 30, 2019 and 2018, respectively.

Performance Materials

Segment net sales increased $18.3 million in the third quarter of 2019 compared to the third quarter of 2018. The increase was due to the Interface acquisition which contributed incremental net sales of $18.6 million in the third quarter of 2019. Foreign currency translation had a negative impact on segment net sales of $0.6 million, or 1.4%, in the third quarter of 2019 compared to the third quarter of 2018. Remaining Performance Materials net sales decreased $0.3 million as decreased air filtration sales in North America were partially offset by increased demand in Europe.

The Performance Materials segment reported operating income of $0.7 million, or 1.2% of net sales, in the third quarter of 2019, compared to operating income of $1.8 million, or 4.2% of net sales, in the third quarter of 2018. In the third quarter of 2019, increased intangible asset amortization of $3.1 million from the Interface acquisition negatively impacted operating margin by 520 basis points while the absence of a $1.4 million purchase accounting adjustment to cost of sales related to inventory step-up in the third quarter of 2018 positively impacted operating margin by 230 basis points. Remaining Performance Materials businesses reported relatively flat operating margin in the third quarter of 2019 compared to the third quarter of 2018 as lower selling, product development and administrative expenses of 50 basis points as a percentage of net sales was almost entirely offset by lower gross margin of 40 basis points. Reduced gross margin included 50 basis points of start-up costs associated with a new product line and increased overhead costs partially offset by lower material costs. Selling, product development and administrative expenses as a percentage of net sales were lower due to decreased severance costs and accrued cash incentive compensation expense in the third quarter of 2019 compared to the third quarter of 2018.

Segment net sales increased $86.0 million in the first nine months of 2019 compared to the first nine months of 2018. The increase was primarily due to the Interface acquisition which contributed incremental net sales of $84.2 million in the first nine months of 2019. Foreign currency translation had a negative impact on segment net sales of $2.2 million, or 2.1%, in the first nine months of 2019 compared to the first nine months of 2018. Remaining Performance Materials net sales increased $1.8 million, primarily related to increased air filtration sales in North America, and to a lesser extent in Europe.

The Performance Materials segment reported operating income of $5.5 million, or 2.9% of net sales, in the first nine months of 2019, compared to operating income of $8.0 million, or 7.8% of net sales, in the first nine months of 2018. Increased intangible asset amortization of $11.2 million from the Interface acquisition resulted in a reduction of 590 basis points of operating margin in the first nine months of 2019, but was partially offset by the absence of a $1.4 million, or 70 basis points, purchase accounting adjustment to cost of sales related to inventory step-up in the third quarter of 2018. Remaining Performance Materials businesses reported a reduction in operating margin of 100 basis points, primarily due to lower gross margin of 270 basis points. Lower gross margin was driven by 90 basis points of start-up costs associated with a new product line, under absorption of fixed costs, labor inefficiencies and unfavorable product mix, which was partially offset by a decrease in selling, product development and administrative expenses of 180 basis points as a percentage of net sales, primarily related to decreased accrued cash incentive compensation expense and reduced severance and travel costs.

Technical Nonwovens

Segment net sales decreased $9.2 million, or 12.5%, in the third quarter of 2019 compared to the third quarter of 2018. Foreign currency translation had a negative impact on segment net sales of $1.3 million, or 1.8%, in the third quarter of 2019 compared to the third quarter of 2018. Industrial filtration net sales decreased $8.0 million, or 19.6%, primarily driven by decreased demand in China and to a lesser extent, Europe, coupled with the negative impact of foreign currency. Advanced materials net sales decreased $1.1 million, or 3.6%, driven by $2.9 million less in sales due to the divestiture of the Geosol business in the second quarter of 2019, partially offset by increased geosynthetic product sales in Canada.

The Technical Nonwovens segment reported operating income of $7.2 million, or 11.2% of net sales, in the third quarter of 2019, compared to $6.3 million, or 8.6% of net sales, in the third quarter of 2018. The increase in operating income of $0.9 million and operating margin of 260 basis points was primarily attributable to higher gross margin of 240 basis points. Gross margin was favorably impacted by reduced restructuring costs of $0.3 million, or 50 basis points, in the third quarter of 2019 compared to the third quarter of 2018. Also, increased pricing, favorable automotive product mix and favorable absorption of fixed costs, primarily related to cost savings from segment restructuring activities, contributed to increased gross margin. Additionally contributing to increased operating margin was a reduction in selling, product development and administrative expenses of $1.0 million, or 20 basis points as a percentage of net sales, in the third quarter of 2019 compared to the third quarter of 2018. The decrease was primarily related to lower salaries and benefits expense of $0.5 million, coupled with reduced restructuring costs and lower intangibles amortization expense in the third quarter of 2019 compared to the third quarter of 2018.

Segment net sales decreased $13.7 million, or 6.5%, in the first nine months of 2019 compared to the first nine months of 2018. Foreign currency translation had a negative impact on segment net sales of $6.8 million, or 3.2%, in the first nine months of 2019 compared to the first nine months of 2018. Advanced materials sales decreased $7.4 million, or 8.0%, primarily driven by $3.5 million less sales of automotive rolled-good material for use in the Thermal Acoustical Solutions segment manufacturing process and $4.9 million less of sales due to the divestiture of the Geosol business in the second quarter of 2019. Additionally, industrial filtration net sales decreased $6.3 million, or 5.3%, primarily driven by the negative impact of foreign currency translation of $4.5 million and additionally, weakness in the Asia markets that are being impacted by uncertainties around trade regulations in the first nine months of 2019 compared to the first nine months of 2018. This decrease in industrial filtration net sales was partially offset by increased demand in North America.

The Technical Nonwovens segment reported operating income of $19.7 million, or 9.9% of net sales, in the first nine months of 2019, compared to $17.4 million, or 8.2% of net sales, in the first nine months of 2018. The increase in operating income of $2.3 million and operating margin of 170 basis points was attributable to improved gross margin of 120 basis points and a reduction in selling, product development and administrative expenses of $2.4 million, or 50 basis points as a percentage of net sales. Gross margin was favorably impacted by reduced restructuring costs of $1.2 million, or 60 basis points. Favorable absorption of fixed costs, primarily related to cost savings from segment restructuring activities, additionally contributed to increased gross margin. Also, increased customer pricing, partially offset by higher aramid raw material costs, led to improved gross margin in the first nine months of 2019 compared to the first nine months of 2018. The decrease in selling, product development and administrative expenses was primarily related to decreased salaries and benefits of $1.1 million, coupled with lower amortization of intangibles expense and reduced stock compensation expense, partially offset by high accrued cash incentive compensation expense in the first nine months of 2019 compared to the first nine months of 2018.

Thermal Acoustical Solutions

Segment net sales decreased $0.3 million, or 0.3%, in the third quarter of 2019 compared to the third quarter of 2018. The decrease was related to decreased tooling sales of $2.9 million, due to the timing of new platform launches, primarily in Europe and China, coupled with the negative impact of foreign currency translation of $1.2 million, or 1.4%, on total segment net sales in the third quarter of 2019 compared to the third quarter of 2018. This decrease was partially offset by increased parts sales of $2.6 million, or 3.3%, or, when excluding foreign currency translation, $3.7 million, or 4.8%. Parts sales increased across all regions in the segment, but were primarily led by Europe and North America.

The Thermal Acoustical Solutions segment reported operating income of $5.0 million, or 5.7% of net sales, in the third quarter of 2019, compared to operating income of $7.9 million, or 9.0% of net sales, in the third quarter of 2018. The decrease in operating income of $2.9 million and operating margin of 330 basis points was due to lower gross margin of 360 basis points, partially offset by lower selling, product development and administrative expenses. Labor and variable overhead costs increased by approximately 420 basis points, primarily related to increased headcount and temporary labor, particularly in North America and Europe, coupled with increased outsourcing and expedited freight expenses caused by equipment inefficiencies. This decrease to gross margin was partially offset by favorable raw material commodity costs in the third quarter of 2019 compared to the third quarter of 2018, nearly offset by lower customer pricing. Selling, product development and administrative expenses decreased $0.3 million, or 30 basis points as a percentage of net sales. This decrease was primarily related to decreased stock compensation expense of $0.4 million, partially offset by increased accrued cash incentive compensation expense of $0.2 million in the third quarter of 2019 compared to the third quarter of 2018.

Segment net sales decreased $4.3 million, or 1.5%, in the first nine months of 2019 compared to the first nine months of 2018. The decrease was related to decreased tooling sales of $6.1 million, or 19.7%, due to the timing of new platform launches, in North America and Europe, coupled with the negative impact of foreign currency translation of $5.5 million, or 2.0%, on total segment net sales. Parts net sales increased $1.8 million, or 0.7%, or when excluding foreign currency translation, $6.6 million, or 2.6%, primarily due to improved demand in North America and relatively stable demand in Europe and Asia.

The Thermal Acoustical Solutions segment reported operating income of $21.9 million, or 7.9% of net sales, in the first nine months of 2019, compared to operating income of $29.4 million, or 10.5% of net sales, in the first nine months of 2018. The decrease in operating income of $7.5 million and operating margin of 260 basis points was due to lower gross margin of 260 basis points. Labor costs increased by approximately 120 basis points, primarily related to increased headcount and temporary labor, particularly in North America and Europe to meet customer demand. Additionally, gross margin was reduced by approximately 130 basis points related to overhead costs, primarily due to increased outsourcing and expedited freight expenses caused by equipment and other inefficiencies in Europe and North America to meet customer delivery requirements. Finally, unfavorable pricing of approximately 60 basis points and increased raw material costs of approximately 50 basis points, primarily due to less scrap recovery from reduced aluminum index pricing, was partially offset by favorable raw material commodity costs of approximately 70 basis points. Selling, product development and administrative expenses decreased $0.5 million, primarily related to lower stock compensation expense, but were relatively flat as a percentage of net sales in the first nine months of 2019 compared to the first nine months of 2018.

Corporate Office Expenses

Corporate office expenses for the third quarter of 2019 were $5.5 million, compared to $6.2 million in the third quarter of 2018. The decrease of $0.7 million was primarily due to decreased strategic initiatives expenses of $1.5 million primarily related to the Interface acquisition, partially offset by higher accrued cash incentive compensation and stock compensation expense of $0.7 million in the third quarter of 2019 compared to the third quarter of 2018.

Corporate office expenses for the first nine months of 2019 were $17.4 million, compared to $18.8 million in the first nine months of 2018. The decrease of $1.4 million was primarily due to decreased strategic initiatives expenses of $1.6 million primarily related to the Interface acquisition and lower salaries and benefits of $0.6 million, partially offset by increased professional services costs of $0.7 million in the first nine months of 2019 compared to the first nine months of 2018.

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

At September 30, 2019, the Company held $48.9 million in cash and cash equivalents, including $12.8 million in the U.S. with the remaining held by foreign subsidiaries.

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

The Amended Credit Agreement contains covenants required of the Company and its subsidiaries, including various affirmative and negative financial and operational covenants. The Company is required to meet certain quarterly financial covenants calculated from the four fiscal quarters most recently ended, including: (i) a minimum consolidated fixed charge coverage ratio, which requires that at the end of each fiscal quarter the ratio of (a) consolidated EBITDA to (b) the sum of consolidated interest charges, redemptions, non-financed maintenance capital expenditures, restricted payments and taxes paid, each as defined in the Amended Credit Agreement, may not be lower than 1.25 to 1.0; and (ii) a consolidated net leverage ratio, which requires that at the end of each fiscal quarter the ratio of consolidated funded indebtedness minus consolidated domestic cash to consolidated EBITDA, as defined in the Amended Credit Agreement, may not be greater than 3.5 to 1.0. The Company was in compliance with all covenants at September 30, 2019.

At September 30, 2019, the Company had borrowing availability of $110.1 million under the Facility, net of $287.0 million of borrowings outstanding and standby letters of credit outstanding of $1.9 million. The borrowings outstanding included a $149.0 million term loan, net of $0.4 million in debt issuance costs being amortized to interest expense over the debt maturity period.

In addition to the amounts outstanding under the Facility, the Company has various foreign credit facilities totaling approximately $6.8 million. At September 30, 2019, the Company's foreign subsidiaries had $0.1 million in borrowings outstanding as well as $2.3 million in standby letters of credit outstanding.

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

Operating Cash Flows

Net cash provided by operating activities in the first nine months of 2019 was $63.0 million compared with $14.5 million in the first nine months of 2018. In the first nine months of 2019, net loss and non-cash adjustments were $49.9 million compared to net income and non-cash adjustments of $55.1 million in the first nine months of 2018. Since December 31, 2018, net operating assets and liabilities decreased by $13.0 million, compared to the first nine months of 2018 when net operating assets and liabilities increased $40.6 million from December 31, 2017. The decrease since December 31, 2018 was primarily due to an increase of $13.4 million in accounts payable and a decrease of $10.5 million in accounts receivable. This was partially offset by increases of $6.2 million in inventories and $7.1 million in other, net. The increase in accounts payable was primarily driven by the timing of vendor payments, including capital expenditures within the Thermal Acoustical Solutions and Technical Nonwovens segments. The decrease in accounts receivable was primarily due to lower net sales in the third quarter of 2019 compared to the fourth quarter of 2018, as well as improved tooling collections within the Thermal/Acoustical segment. The increase in inventory was principally due to strategic purchases within the Technical Nonwovens segment to ensure sufficient levels of inventory to meet seasonal demands. The increase in other, net, was primarily driven by lower deferred revenue from reduced cash deposits by customers.

Investing Cash Flows

In the first nine months of 2019, net cash used for investing activities was $23.8 million compared to $289.8 million in the first nine months of 2018. In the first nine months of 2019 and 2018, net cash used for investing activities consisted of capital expenditures of $27.2 million and $20.1 million, respectively. Capital spending for 2019 is expected to be approximately $35 million to $40 million. In the first nine months of 2019, net cash used for investing activities included cash proceeds of $1.4 million from a final purchase price adjustment for the Interface acquisition less cash outflows of $0.5 million to fund an acquisition. The Company also received proceeds of $2.3 million from the divestiture of the Geosol business during the first nine months of 2019. Investing activities in the first nine months of 2018 consisted of cash outflows of $268.4 million to fund the Interface acquisition, net of cash acquired of $5.2 million and cash outflows of $1.6 million to fund the PCC acquisition.

Financing Cash Flows

In the first nine months of 2019, net cash used for financing activities was $38.2 million compared to $260.6 million in the first nine months of 2018. The Company made debt repayments of $38.2 million in the first nine months of 2019. In the first nine months of 2018, the Company borrowed $338.0 million from its Amended Credit Facility, of which the Company repaid $76.6 million in outstanding borrowings under the previous facility, and used the remaining proceeds to fund the purchase of the Interface acquisition. In addition, during the first nine months of 2018, the Company acquired $0.8 million in company stock through its equity compensation plans and received $1.0 million from the exercise of stock options.

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
During the fourth quarter of 2019, the Company will perform its annual goodwill impairment analysis of the $143.5 million of goodwill in the Performance Materials segment and $52.1 million of goodwill in the Technical Nonwovens segment. The Company will consider its market capitalization, economic conditions in its markets, current year and projected future year financial results and other factors to complete the quantitative assessment utilizing both income and market approach valuations. An impairment loss would be recognized if the fair value of a reporting unit is below carrying value. There are inherent uncertainties and management judgment required in this analysis.

There have been no significant changes in the Company’s critical accounting estimates during the nine months ended September 30, 2019.

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

Interest Rate Risk

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impact interest paid on its debt. The Company has borrowings outstanding of $287.0 million from its Amended Credit Facility at September 30, 2019, with variable rates of interest based generally on LIBOR. Increases in interest rates could therefore significantly increase the associated interest payments that the Company is required to make on this debt. From time to time, the Company may enter into interest rate swap or other hedging agreements to manage interest rate risk.

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

The Company has assessed its exposure to changes in interest rates by analyzing the sensitivity to Lydall’s earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on the variable portion of the $287.0 million outstanding borrowings as of September 30, 2019, the Company’s net income would decrease by an estimated $1.1 million over a twelve-month period.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer (the “CEO”) and the Executive Vice President and Chief Financial Officer (the "CFO"), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"), and that such information is accumulated and communicated to management of the Company, with the participation of its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2019 at the reasonable assurance level.

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

Subject to the foregoing, there have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In December 2018, the New York State Department of Environmental Conservation (“NYDEC”) informed the Company that the newly acquired Interface site located at Hoosick Falls, NY will be the subject of an investigation in to the possibility of it being an inactive hazardous disposable waste site.  The letter specifically references perflourinated compounds or per- and polyfluoroalkyl substances (“PFAS”) that have been detected in a nearby water supply, soil and/or surface water.  The PFAS contamination has been identified in the Hoosick Falls area for some time and other large manufacturers in the area have previously been identified as a source.  The Company will conduct a site investigation in the fourth quarter of 2019, the scope of which has been agreed upon with the NYDEC, in order to assess the extent of the potential contamination and develop a remedial action, if necessary. The Company does not know the scope or extent of its future obligations, if any, that may arise from the site investigation and therefore is unable to estimate the cost of any corrective action. Accordingly, the Company cannot assure that the costs of any future corrective at this location would not have a material effect on the Company's financial condition, results of operations or liquidity.

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

During the three months ended September 30, 2019, the Company acquired 354 shares of common stock through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, which allow the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
July 1, 2019 - July 31, 2019	—	$—	—	—
August 1, 2019 - August 31, 2019	—	$—	—	—
September 1, 2019 - September 30, 2019	354	$19.85	—	—
	354	$19.85	—	—

Item 6.	Exhibits

Exhibit Number	Description

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal executive officer, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal financial officer, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

October 29, 2019	By:	/s/ Randall B. Gonzales
Randall B. Gonzales Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)