Form 10-K
period 2019-12-31
LYDALL INC /DE/
filed 2020-02-26
CIK 60977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2019
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from            to
Commission File Number: 1-7665
Lydall, Inc.
(Exact name of registrant as specified in its charter)

Delaware					06-0865505
(State or Other Jurisdiction of Incorporation or Organization)					(I.R.S. Employer Identification No.)
One Colonial Road	,	Manchester	,	Connecticut	06042
(Address of principal executive offices)					(Zip code)
Registrant’s telephone number, including area code: (860) 646-1233
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $.01 par value	LDL	New York Stock Exchange
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

Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

On June 28, 2019, the aggregate market value of the Registrant’s voting stock held by nonaffiliates was $340,893,927 based on the New York Stock Exchange closing price on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates.

On February 14, 2020, there were 17,621,746 shares of Common Stock outstanding, exclusive of treasury shares.

DOCUMENTS INCORPORATED BY REFERENCE

Part III incorporates information by reference to the definitive Proxy Statement to be distributed in connection with the Registrant’s
Annual Meeting of Stockholders to be held on April 24, 2020.

The exhibit index is located on pages 38 – 41.

INDEX TO ANNUAL REPORT ON FORM 10-K
Year Ended December 31, 2019

The information called for by Items 10, 11, 12, 13 and 14, to the extent not included in this document, is incorporated herein by reference to such information included in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and distributed in connection with Lydall, Inc.’s 2020 Annual Meeting of Stockholders to be held on April 24, 2020.

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

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current assumptions relating to the Company’s business, the economy and future conditions. Forward-looking statements generally can be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “forecasts,” “predicts,” “targets,” “prospects,” “strategy,” “signs” and other words of similar meaning in connection with the discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash and other measures of financial performance. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Forward-looking statements in this Annual Report on Form 10-K include, among others, statements relating to:

•	Overall economic, business and political conditions and the effects on the Company’s markets;

•	Outlook for first quarter and full year 2020;

•	Ability to improve operational effectiveness;

•	Expected vehicle production in the North American, European or Asian markets;

•	Growth opportunities in markets served by the Company;

•	Integration and financial performance of the Interface acquisition, acquired in August 2018;

•	Expected costs and future savings associated with restructuring or other cost savings programs;

•	Expected gross margin, operating margin and working capital improvements from cost control and other improvement programs;

•	Future impact of raw material commodity costs;

•	Product development and new business opportunities;

•	Future strategic transactions, including but not limited to: acquisitions, joint ventures, alliances, licensing agreements and divestitures;

•	Pension plan funding;

•	Future cash flow and uses of cash;

•	Future amounts of stock-based compensation expense;

•	Future earnings and other measurements of financial performance;

•	Ability to meet cash operating requirements;

•	Future levels of indebtedness and capital spending;

•	Ability to meet financial covenants in the Company's amended revolving credit facility;

•	Future impact of the variability of interest rates and foreign currency exchange rates and impacts of hedging instruments;

•	Expected future impact of recently issued accounting pronouncements upon adoption;

•	Future effective income tax rates and realization of deferred tax assets;

•	Estimates of fair values of reporting units and long-lived assets used in assessing goodwill and long-lived assets for possible impairment; and

ii

•	The expected outcomes of legal proceedings and other contingencies, including environmental matters.

•	Expected impact of the coronavirus on the Company's businesses

All forward-looking statements are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements made in this Annual Report on Form 10-K, as well as in press releases and other statements made from time to time by the Company’s authorized officers. Such risks and uncertainties include, among others, worldwide economic cycles and political changes that affect the markets which the Company’s businesses serve, which could have an effect on demand for the Company’s products and impact the Company’s profitability; challenges encountered by the Company in execution of restructuring or other cost savings programs; challenges encountered in the integration and financial performance of the acquired Interface business; disruptions in the global credit and financial markets, including diminished liquidity and credit availability; changes in international trade agreements and trade policies including tariff regulation and trade restrictions; swings in consumer confidence and spending; unstable economic growth; volatility in foreign currency exchange rates; raw material pricing and supply issues; fluctuations in unemployment rates; retention of key employees and successful execution of the Company's CEO transition; increases in fuel prices; changes in tax laws; and outcomes of legal proceedings, claims and investigations; and cybersecurity attacks or intrusions that could adversely impact the Company's business, as well as other risks and uncertainties identified in Part I, Item 1A — Risk Factors of this Annual Report on Form 10-K. The Company does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

SEGMENTS

The Company’s reportable segments are Performance Materials, Technical Nonwovens and Thermal Acoustical Solutions. The Performance Materials segment reports the results of the Filtration, and Sealing and Advanced Solutions businesses. The Technical Nonwovens segment reports the results of Industrial Filtration and Advanced Materials products. The Thermal Acoustical Solutions segment reports the results of parts and tooling products. For additional information regarding the Company’s reportable segments, refer to Note 15 in the Consolidated Financial Statements included in this Annual Report on Form 10-K.

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

On May 9, 2019, the Company sold its Texel Geosol, Inc. ("Geosol") business, a subsidiary of the Company's Texel Technical Materials, Inc. ("Texel") business, for a cash purchase price of $3.0 million. The Company believes the sale of this business is aligned with the Company's strategy to focus on its core technologies and capabilities that improve its effectiveness and positioning as a specialty materials provider.
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

Sales to Ford Motor Company accounted for 11.8%, 14.8% and 17.3% of Lydall’s net sales in the years ended December 31, 2019, 2018 and 2017, respectively. No other customers accounted for more than 10% of Lydall's net sales in such years.

Backlog at January 31, 2020 was $126.7 million. Lydall’s backlog was $119.1 million at December 31, 2019, $114.4 million at December 31, 2018, and $109.0 million at December 31, 2017. Thermal Acoustical Solutions segment backlog, which comprises the majority of total backlog, may be impacted by various assumptions, including future automotive production volume estimates, changes in program launch timing and changes in customer development plans. The Company believes that global automotive orders are typically fulfilled within a two month period and therefore represent a reasonable time frame to be included as Thermal Acoustical Solutions segment backlog.

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

As of December 31, 2019, Lydall employed approximately 3,250 people. The Company has approximately 250 employees in the United States under union contracts expiring between September 2020 through September 2022. All employees at the facilities in France and the Netherlands are covered under a National Collective Bargaining Agreement. Certain salaried and all hourly employees in Germany, the United Kingdom, China, and Canada are also covered under some form of a National Collective Bargaining Agreement. Lydall considers its employee relationships to be satisfactory.

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

Further, the implementation of more restrictive trade policies, including the imposition of tariffs, or the renegotiation of existing trade agreements by the U.S. or by countries where the Company sells products or procures materials incorporated into our products could negatively impact the Company's business, results of operations and financial condition. For example, a government's adoption of "buy national" policies or retaliation by another government against such policies, such as tariffs, could have a negative impact on the Company's results of operations by decreasing the demand for Company products in certain countries and/or increasing the prices on raw materials that are critical to the Company's businesses.

The United Kingdom's exit effective January 31, 2020 from the European Union (generally referred to as “BREXIT”) could cause disruptions to, and create uncertainty surrounding, Lydall's business, including affecting our relationships with existing and potential customers, suppliers, and employees. The effects of BREXIT will depend on any agreements the United Kingdom makes to retain access to European Union markets either during a transitional period or more permanently. BREXIT also may create global economic uncertainty, which may cause the Company's customers and potential customers to monitor their costs and reduce their budgets for Lydall's products. Any of these effects of BREXIT, among others, could materially adversely affect Lydall's business, business opportunities, results of operations, financial condition, and cash flows.

The Company’s foreign and export sales were 53.1% of net sales in 2019, 53.5% in 2018, and 54.2% in 2017. If the global economy were to take a significant downturn, depending on the length, duration and severity of such downturn, the Company’s business and financial statements could be adversely affected.

The Company’s Thermal Acoustical Solutions segment is tied primarily to general economic and automotive industry conditions - Consolidated sales to the automotive market accounted for 42.9% of the Company’s net sales in 2019, 46.3% in 2018, and 48.3% in 2017. The segment net sales from products manufactured in North America were 69.9%, 69.6%, and 72.3% in 2019, 2018, and 2017, respectively, with the remainder manufactured in Europe and Asia. This segment is closely tied to general economic and automotive industry conditions as demand for vehicles depends largely on the strength of the economy, employment levels, consumer confidence levels, the availability and cost of credit, the cost of fuel, legislative and regulatory oversight and trade agreements. These factors have had, and could continue to have, a substantial impact on the segment. Adverse developments could reduce demand for new vehicles, causing Lydall’s customers to reduce their vehicle production in North America, Europe and Asia and, as a result, demand for Company products would be adversely affected.

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

•
Satisfy covenants and other obligations under its existing credit facility, which expires in August 2023, and includes a consolidated net leverage ratio and consolidated fixed charge coverage ratio, which could limit or prohibit Lydall’s ability to borrow funds. Additionally, these debt covenants and other obligations could limit the Company’s ability to make acquisitions, incur additional debt, make investments, or consummate asset sales and obtain additional financing from other sources.

Incurring a substantial amount of indebtedness could have an adverse effect on the Company’s financial health and make it more difficult for Lydall to obtain additional financing in the future - The Company incurred a substantial amount of debt to fund the purchase price of Interface Performance Materials in August 2018. Incurring this additional debt may have an adverse effect on the Company’s financial condition and may limit Lydall’s ability to obtain any necessary financing in the future for working capital, capital expenditures, future acquisitions, debt service requirements or other purposes. Additionally, the Company may not be able to generate sufficient cash flow or otherwise obtain funds necessary to meet the additional debt obligations. On August 31, 2018, the Company amended and restated its $175 million senior secured revolving credit agreement (the "Amended Credit Agreement"), which increased the available borrowing from $175 million to $450 million. See Note 8 in the Consolidated Financial Statements included in this Annual Report on Form 10-K for further information. Any default under the Amended Credit Agreement would likely result in the acceleration of the repayment obligations to our lenders.

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

Raw material pricing, supply issues, and disruptions in transportation networks could affect all of the Company’s businesses - The Thermal Acoustical Solutions segment uses aluminum and other metals to manufacture most of its automotive heat shields. The Thermal Acoustical Solutions and Technical Nonwovens segments use various petroleum-derivative fibers in manufacturing products, and the Performance Materials segment uses various glass-derivative fibers in manufacturing products. If the prices and duties of these raw materials, or any other raw materials used in the Company’s businesses increase, the Company may not have the ability to pass all of the incremental cost increases on to its customers. In addition, an interruption in the ability of the Company to source such materials, including government trade restrictions, could negatively impact operations and sales.

Impairment of the Company’s goodwill or other long-lived assets has required, and may in the future require recording significant charges to earnings - The Company reviews its long-lived assets for impairment at the asset group level when events or changes in circumstances indicate the carrying value may not be recoverable.  Goodwill is also tested by the Company for impairment at the reporting unit level during the fourth quarter of each year. Factors that may be considered a change in circumstances, indicating that the carrying value of goodwill or other long-lived assets may not be recoverable, include, but are not limited to, a decline in the Company’s stock price and market capitalization, reduced future cash flow estimates, and slower growth rates. Certain factors led to an impairment of the Performance Materials segment goodwill and other long-lived assets aggregating to $64.2 million in the fourth quarter of 2019. See Note 7, Impairment, in the Consolidated Financial Statements included in this Annual Report on Form 10-K for further discussion of the impairments.

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

The Company is subject to legal and compliance risks and oversight on a global basis and developments in these risks and related matters could have a material adverse effect on Lydall's consolidated financial position, results of operations or liquidity - The Company is subject to a variety of laws and regulations that govern our business both in the United States and internationally, including antitrust laws. Violations of these laws and regulations can result in significant fines, penalties or other damages being imposed by regulatory authorities. Expenses and fines arising out of or related to these investigations and related claims can also be significant. Despite meaningful measures that the Company undertakes to seek to ensure lawful conduct, which include training and internal control policies, these measures may not always prevent Lydall's employees or agents from violating the laws and regulations. As a result, the Company could be subject to criminal and civil penalties, disgorgement, further changes or enhancements to our procedures, policies and controls, personnel changes or other remedial actions. Violations of laws, or allegations of such violations, could disrupt operations, involve significant management distraction and result in a material adverse effect on the Company's competitive position, results of operations, cash flows or financial condition.

Changes in Accounting Standards could have a material adverse effect on Lydall's business - The Company’s accounting and financial reporting policies conform to U.S. generally accepted accounting principles (“U.S. GAAP”), which are periodically revised and/or expanded. The application of accounting principles is also subject to varying interpretations over time. Accordingly, the Company is required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by various parties, including accounting standard setters and those who interpret the standards, such as the FASB and the SEC. Such new financial accounting standards may change the financial accounting or reporting standards that govern the preparation of the Company’s Consolidated Financial Statements. During 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases, which provided for a wide-ranging change to lease accounting. During 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, which provided for comprehensive changes in revenue recognition and superseded nearly all existing U.S. GAAP. Implementing changes required by new standards, requirements or laws require interpretation of rules and development of new accounting policies and internal controls that if not appropriately applied could result in financial statement errors, deficiencies in internal control as well as significant costs to implement.

Changes in tax rates and exposure to additional income tax liabilities could have a material adverse effect on Lydall's consolidated financial position - The Company is subject to risks with respect to changes in tax law and rates, changes in rules related to accounting for income taxes, or adverse outcomes from tax audits that are in process or future tax audits in various jurisdictions in which the Company operates. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). The changes included in the Tax Reform Act were broad and complex.   In addition, certain jurisdictions in which the Company operates have statutory rates greater than or less than the United States statutory rate. Changes in the mix and source of earnings between jurisdictions could have a significant impact on the Company’s overall effective tax rate.

Ineffective internal controls could impact our business and operating results - The Company's internal controls over financial reporting may not prevent or detect misstatements because of their inherent limitations in detecting human errors, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If the Company fails to maintain the adequacy of internal controls, including any failure to implement required new or improved controls; otherwise fails to prevent financial reporting misstatements; or if the Company experiences difficulties in implementing internal controls of acquired businesses, Lydall's operating results could be negatively impacted, and the Company could fail to meet its financial reporting obligations.

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

The Company’s future success depends upon its ability to continue to innovate, improve its existing products, develop and market new products, and identify and enter new markets - Improved performance and growth are partially dependent on improvements to existing products and new product introductions planned for the future. Delays in improving or developing products and long customer qualification cycles may impact the success of new product programs. The degree of success of new product programs could impact the Company’s future results. Developments by other companies of new or improved products, processes or technologies may make Lydall's products or proposed products obsolete or less competitive and may negatively impact the Company's net sales. Accordingly, the ability to compete is in part dependent on the Company's ability to continually offer enhanced and improved products that meet the changing requirements of Lydall's customers.  If the Company fails to develop new products or enhance existing products, it could have a material adverse effect on the Company's business, financial condition or results of operations.

The Company’s foreign operations expose it to business, economic, political, legal, regulatory and other risks - The Company believes that in order to be competitive and grow its businesses, it needs to maintain significant foreign operations. Foreign sales were $358.7 million, $363.7 million and $322.4 million for the years ended December 31, 2019, 2018, and 2017, respectively. Foreign operations are subject to inherent risks including political and economic conditions in various countries, unexpected changes in regulatory requirements (including tariff regulations and trade restrictions), longer accounts receivable collection cycles and potentially adverse tax consequences. In addition, a strain of coronavirus surfaced in China in early 2020, resulting in travel restrictions and extended shutdowns of certain businesses in the region. The impact of the coronavirus on the Company's businesses is uncertain at this time and will depend on future developments, but prolonged closures in China may disrupt the Company's operations and the operations of suppliers and customers. The Company has little control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter its business practices in time to avoid the adverse effect of any of these possible changes.

Foreign currency exchange rate fluctuations and limitations on repatriation of earnings may affect the Company’s results of operations - The Company’s financial results are exposed to currency exchange rate fluctuations and an increased proportion of its assets, liabilities and expenses are denominated in non-U.S. dollar currencies. There can be significant volatility in foreign currencies that impact the Company, primarily the British Pound Sterling, Euro, Chinese Yuan, and Canadian Dollar. The Company’s foreign and domestic operations seek to limit foreign currency exchange transaction risk by completing transactions in functional currencies whenever practical or through the use of foreign currency forward exchange contracts when deemed appropriate. If the Company does not successfully hedge its currency exposure, changes in the rate of exchange between these currencies and the U.S. dollar may negatively impact the Company. Translation of the results of operations and financial condition of its foreign operations into U.S. dollars may be affected by exchange rate fluctuations. Additionally, limitations on the repatriation of earnings, including imposition or increase of withholding and other taxes on remittances, may limit or negatively impact the Company’s ability to redeploy or distribute cash. The Company receives a material portion of its revenue from foreign operations. Foreign operations generated approximately 42.8%, 46.3% and 46.1% of total net sales in 2019, 2018, and 2017, respectively.

The Company's hedging activities could negatively impact results of operations and cash flows - From time to time, the Company enters into derivatives to manage exposure to interest rate and currency movements. If the Company does not execute contracts that effectively mitigate the Company's economic exposure to interest rates and currency rates, elects to not apply hedge accounting, or fails to comply with the complex accounting requirements for hedging transactions, the Company's results of operations and cash flows could be volatile, as well as negatively impacted.

The Company’s manufacturing processes are subject to inherent risk - The Company operates a number of manufacturing facilities and relies upon an effective workforce and properly performing machinery and equipment. The workforce may experience a relatively high turnover rate, causing inefficiencies associated with retraining and rehiring. The equipment and systems necessary for such operations may break down, perform poorly or fail, and possibly cause higher manufacturing and delivery costs. Manufacturing processes affect the Company’s ability to deliver quality products on a timely basis, and delays in delivering products to customers could result in the Company incurring increased freight costs and penalties from customers.

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

The Company may incur liabilities under various government statutes for the investigation and cleanup of contaminants previously released into the environment. Although there is no certainty, the Company does not anticipate that compliance with current provisions relating to the protection of the environment or that any payments the Company may be required to make for cleanup liabilities will have a material adverse effect upon the Company's cash flows, competitive position, financial condition or results of operations. Current and on-going environmental matters are further addressed in Item 3, Legal Proceedings, Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note 17 to the Consolidated Financial Statements in this 2019 Annual Report on Form 10-K.

The Company may be unable to adequately protect its intellectual property, which may limit its ability to compete effectively - The Company owns intellectual property, including patents, trademarks and trade secrets, which play an important role in helping the Company to maintain its competitive position in a number of markets. The Company is subject to risks with respect to (i) changes in the intellectual property landscape of markets in which it competes; (ii) the potential assertion of intellectual property-related claims against the Company; (iii) the misappropriation by third parties of our intellectual property (e.g., disclosure of trade secrets by former employees); (iv) the failure to maximize or successfully assert its intellectual property rights; and (iv) significant technological developments by others.

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

The General Data Protection Regulation ("GDPR"), which went into effect in the European Union ("EU") on May 25, 2018, among other things, mandates new requirements regarding the handling of personal data of employees and customers, including its use, protection and the ability of persons whose data is stored to correct or delete such data about themselves. If the Company fails to comply with these laws or regulations, we could be subject to significant litigation, monetary damages, regulatory enforcement actions or fines in one or more jurisdictions.

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

The Company could be negatively affected as a result of the actions of activist stockholders - Over the last few years, proxy contests and other forms of stockholder activism have been directed against numerous public companies. The Company could become engaged in a solicitation, or proxy contest, or experience other stockholder activism, in the future. Activist stockholders may advocate for certain governance and strategic changes at the Company. In the event of stockholder activism, particularly with respect to matters which Lydall's Board of Directors, in exercising their fiduciary duties, disagree with or have determined not to pursue, the Company could be adversely affected because responding to actions by activist stockholders can be costly and time-consuming, disrupting operations and diverting the attention of management, and perceived uncertainties as to future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, business partners and customers.

Item 1B.	UNRESOLVED STAFF COMMENTS

None.

Item 2.	PROPERTIES

The principal properties of the Company as of December 31, 2019 are situated at the following locations and have the following characteristics:

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

For additional information regarding lease obligations, see Note 10 to the Consolidated Financial Statements included in this Annual Report on Form 10-K. The Company considers its properties to be in good operating condition and suitable and adequate for its present needs. In addition to the properties listed above, the Company has several leases for sales offices and warehouses in the United States, Europe and Asia, which the Company believes are immaterial individually and in the aggregate.

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
In the fourth quarter of 2016, as part of a groundwater discharging permitting process, water samples collected from wells and process water basins at the Company’s Rochester, New Hampshire manufacturing facility, within the Performance Materials segment, showed concentrations of Perfluorinated Compounds (“PFCs”) in excess of state ambient groundwater quality standards. In January 2017, the Company received a notification from the State of New Hampshire Department of Environmental Services (“NHDES”) naming Lydall Performance Materials, Inc. a responsible party with respect to the discharge of regulated contaminants and, as such, required the Company to take action to investigate and remediate the impacts in accordance with standards established by the NHDES. The Company conducted a site investigation, the scope of which was reviewed by the NHDES, in order to assess the extent of potential soil and groundwater contamination and develop a remedial action. Based on input received from NHDES in 2017 with regard to the scope of the site investigation, the Company recorded $0.2 million of expense. In 2018, the Company received a response from the NHDES to the site investigation report outlining proposed remedial actions. The Company recorded an additional $0.1 million of expense in 2018 associated with the expected costs to remediate the impacts of the discharge of regulated contaminants in accordance with standards established by the NHDES. During 2018, the environmental liability was fully reduced reflecting payments made to vendors, resulting in no balance at December 31, 2018. Additionally, the Company incurred $0.2 million of capital expenditures in 2018, in relation to the lining of the Company's fresh water waste lagoons. In the third quarter of 2019, the Company reviewed interim remedial actions with the NHDES. The Company has not yet received further direction from the NHDES. The site investigation is ongoing. The Company cannot be sure that costs will not exceed the current estimates until this matter is closed with the NHDES, nor that any future corrective action at this location would not have a material effect on the Company’s financial condition, results of operations or cash flows.

In December 2018, the New York State Department of Environmental Conservation (“NYDEC”) informed the Company that the acquired Interface site located at Hoosick Falls, NY will be the subject of an investigation into the possibility of it being an inactive hazardous disposable waste site.  The letter specifically references perflourinated compounds or per- and polyfluoroalkyl substances (“PFAS”) that have been detected in a nearby water supply, soil and/or surface water.  Notably, the PFAS contamination has been identified in the Hoosick Falls area for some time and other large manufacturers in the area have previously been identified as a source.  The NYDEC approved a site characterization plan in December 2019. The Company recorded expense of $0.3 million in the fourth quarter of 2019 as a result of the site characterization plan preparation and site characterization activities, which will continue into the first quarter of 2020. The Company does not know the scope or extent of its future obligations, if any, that may arise from the site investigation and therefore is unable to estimate the cost of any future corrective action. Accordingly, the Company cannot assure that the costs of any future corrective at this location would not have a material effect on the Company's financial condition, results of operations or cash flows.

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

Not applicable.

INFORMATION ABOUT OUR EXECUTIVE OFFICERS

The executive officers of Lydall, Inc. or its subsidiaries, together with the offices presently held by them, their business experience since January 1, 2015, and their age as of March 2, 2020, the record date of the Company’s 2020 Annual Meeting, are as follows:

Name	Age	Position and Date of Appointment	Other Business Experience Since 2015
Sara A. Greenstein	45	President, Chief Executive Officer (November 18, 2019)	Senior Vice President of Consumer Solutions, United States Steel Corporation, an integrated steel producer (2014 - 2019)
Randall B. Gonzales	48	Executive Vice President and Chief Financial Officer (March 12, 2018)
Chief Financial Officer and Treasurer, Progress Rail Services Corporation, a wholly-owned subsidiary of Caterpillar Inc. (2014-2018), a diversified global supplier of railroad and transit system products and services.

Chad A. McDaniel	46
Executive Vice President, Chief Administrative Officer and General Counsel (October 15, 2019); formerly Senior Vice President, Chief Administrative Officer and General Counsel (May 13, 2015); formerly Vice President, General Counsel and Secretary (May 10, 2013)
			Director, Chase Corporation (2016), NYSE: CCF, a manufacturer of protective materials for high reliability applications.
Joseph A. Abbruzzi	61
President, Lydall Thermal Acoustical Solutions (August 30, 2019); formerly President, Technical Nonwovens, (February 20, 2014); formerly Sr. Vice President, General Manager, Lydall Thermal/Acoustical Fibers (March 14, 2011)
			Not applicable
Robert B. Junker	51	President, Lydall Thermal Acoustical Solutions (October 14, 2019)
Vice President, Operations, Parker Hannifin (2017 - 2019), a global leader in motion and control technologies; President, Purolator Advanced Filtration Group, CLARCOR (2016-2017), a manufacturer of filtration systems and packaging materials; President & CEO, Hengst North America, a division of Hengst Automotive (2010 - 2016), an international developer and manufacturer of filtration and fluid management solutions for the automotive and engine industry.

James V. Laughlan (1)	47
Vice President, Chief Accounting Officer and Treasurer (March 26, 2013); formerly Chief Accounting Officer, Controller and Treasurer (July 27, 2012); formerly Chief Accounting Officer and Controller (March 29, 2010)
			Not applicable
Paul A. Marold	58	President, Performance Materials (February 15, 2016)	Chief Operating Officer, Sontara, a division of Jacob Holm & Sons (2014-2016), a global manufacturer of spunlace nonwoven fabrics and finished goods.

There is no family relationship among any of the Company’s directors or executive officers.

(1) On January 20, 2020, James V. Laughlan gave notice of his resignation of employment with the Company effective February 28, 2020.

PART II

Item 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

The Company’s Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol LDL. As of December 31, 2019, 5,422 stockholders of record held 17,622,191 shares of Lydall’s Common Stock, $0.01 par value.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company acquired 7,122 shares through withholding during 2019, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, which provide for the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due. The following table details the activity for the fourth quarter ended December 31, 2019.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Activity October 1, 2019 - October 31, 2019	505	$23.65	—	—
Activity November 1, 2019 - November 30, 2019	—	$—	—	—
Activity December 1, 2019 - December 31, 2019	4,139	$19.33	—	—
Total	4,644	$19.80	—	—

PERFORMANCE GRAPH

The following performance graph and related information shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any filing of Lydall, Inc. under the Exchange Act, except to the extent that the Company specifically incorporates it by reference in such filing.

The following graph compares the cumulative total return on Lydall’s shares over the past five years with the cumulative total return on shares of companies comprising the Standard & Poor’s Smallcap 600 Index and the Russell 2000 Index. Cumulative total return is measured assuming an initial investment of $100 on December 31, 2014, including reinvestment of dividends, if any. Due to the diversity of niche businesses that the Company participates in, it is difficult to identify a reasonable peer group or one industry or line-of-business index for comparison purposes. Thus, Lydall has chosen to compare its performance to the Standard & Poor’s Smallcap 600 Index and to the Russell 2000 Index, which are comprised of issuers with generally similar market capitalizations to that of the Company.

	12/14	12/15	12/16	12/17	12/18	12/19
Lydall, Inc.	100.00	108.10	188.45	154.63	61.88	62.52
S&P Smallcap 600	100.00	98.03	124.06	140.48	128.56	157.85
Russell 2000	100.00	95.59	115.95	132.94	118.30	148.49

*	$100 invested on 12/31/14 in stock or index, including reinvestment of dividends. Fiscal year ending December 31.

Item 6.	SELECTED FINANCIAL DATA

FIVE-YEAR SUMMARY

In thousands except per share amounts and ratio data	2019 (1)	2018 (2)	2017	2016 (3)	2015 (4)
Financial results for the year
Net sales	$837,398	$785,897	$698,437	$566,852	$524,505
Gross margin	18.1%	19.4%	23.4%	24.5%	23.4%
Impairment of goodwill and other long-lived assets	$64,206	$—	$—	$—	$—
Operating margin	(4.6)%	6.3%	9.5%	9.8%	10.1%
Employee benefit plans settlement expenses	$25,247	$—	$—	$—	$—
Net (loss) income	$(70,513)	$34,944	$49,317	$37,187	$46,259
Depreciation and amortization	$48,623	$32,731	$25,939	$19,401	$17,162
Capital expenditures	$36,433	$29,630	$24,915	$28,159	$21,555
Common stock per share data
Basic net income	$(4.08)	$2.03	$2.89	$2.20	$2.76
Diluted net income	$(4.08)	$2.02	$2.85	$2.16	$2.71
Financial position
Working capital	$153,739	$195,732	$171,389	$165,162	$158,303
Property, plant and equipment, net	$221,642	$213,369	$170,322	$160,795	$114,433
Goodwill	$133,912	$196,963	$68,969	$63,606	$16,841
Other intangible assets, net	$115,577	$136,604	$40,543	$41,447	$5,399
Total assets	$785,937	$872,686	$560,871	$527,029	$358,260
Long-term debt, net of current maturities	$262,713	$314,641	$76,913	$128,141	$20,156
Total stockholders’ equity	$318,420	$369,275	$353,396	$273,456	$245,225
Total debt to total capitalization	46.1%	46.8%	17.9%	32.0%	7.7%

Please read Part II, Item 7 (Management’s Discussion and Analysis of Financial Condition and Results of Operations) of this Annual Report on Form 10-K and the Notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K for specific changes in the Company and its markets that provide context to the above data for the years 2017 through 2019 including, without limitation, discussions concerning (i) how global economic uncertainties have affected the Company’s results; (ii) the impact of the acquisitions and divestitures; (iii) the impact of foreign currency translation; (iv) consolidation and restructuring charges; (v) the impact of the adoption of new accounting standards, including ASU 2014-09 “Revenue from Contracts with Customers (Topic 606)” and ASU 2016-02, "Leases (Topic 842)" and (vi) the Company’s effective tax rate.

(1) During 2019, the Company sold its Geosol business, a subsidiary of the Company's Texel business. As a result, the Company recognized a gain on the sale of $1.5 million, reported as non-operating income, and net income of $1.3 million, or $0.07 per diluted share, for the year ended December 31, 2019.

(2) During 2018, the Company completed the acquisitions of the Precision Custom Coatings ("PCC") and Interface businesses. The results of PCC and Interface, from their respective acquisition dates on July 12, 2018 and August 31, 2018, respectively, have been included within the Company's Consolidated Financial Statements as of and for the year ended December 31, 2018 and contributed to the increase in the balance sheet line items above, compared to 2017.

(3) During 2016, the Company completed the acquisitions of the Texel and Gutsche businesses. The results of Texel and Gutsche, from their respective acquisition dates on July 7, 2016 and December 31, 2016, were included within the Company's Consolidated Financial Statements as of and for the year ended December 31, 2016 and contributed to the increase in the balance sheet line items above, compared to 2015.

(4) On January 30, 2015, the Company sold all of the outstanding shares of common stock of its Life Sciences Vital Fluids business, reported as Other Products and Services.  As a result, the Company recognized a gain on the sale of $18.6 million, reported as non-operating income, and net income of $11.8 million, or $0.69 per diluted share, for the year ended December 31, 2015.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this Annual Report on Form 10-K generally discusses 2019 and 2018 items and year-to-year comparisons between 2019 and 2018. Discussions of 2017 items and year-to-year comparisons between 2018 and 2017 that are not included in this Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of Lydall’s Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

On August 31, 2018, the Company acquired an engineered sealing materials business operating under Interface Performance Materials ("Interface"), based in Lancaster, Pennsylvania for $268.4 million, net of cash acquired of $5.2 million, subject to a post-closing purchase price adjustment in the second quarter of 2019 which reduced the purchase price to $267.0 million. A globally-recognized leader in the delivery of engineered sealing solutions, the Interface operations manufacture wet-laid gasket and specialty materials primarily serving OEM and Tier I manufacturers in the agriculture, construction, earthmoving, industrial, and automotive segments. The acquired business has been included in the Company's Performance Materials operating segment since the date of acquisition.

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

Financial Highlights

Below are financial highlights comparing Lydall’s 2019 results to its 2018 results:

•
Consolidated net sales were $837.4 million in 2019, compared to $785.9 million in 2018, an increase of $51.5 million, or 6.6%, with the increase primarily attributable to a full year of Interface, which was acquired on August 31, 2018, being included in the Company's results. The change in consolidated net sales is summarized in the following table:

Components	Change in Net Sales	Percent Change
Acquisitions and divestitures	$81,531	10.4%
Parts volume and pricing change	(12,592)	(1.6)%
Change in tooling sales	(1,170)	(0.1)%
Foreign currency translation	(16,268)	(2.1)%
Total	$51,501	6.6%

•
Gross margin decreased to 18.1% in 2019 compared to 19.4% in 2018, primarily driven by the Thermal Acoustical Solutions segment, and to a lesser extent the Technical Nonwovens segment. The Thermal Acoustical Solutions segment negatively impacted consolidated gross margin by approximately 220 basis points due to higher manufacturing and logistics costs to meet customer demand, combined with unfavorable pricing and product mix. The Technical Nonwovens segment reported improved segment gross margin primarily driven by lower segment restructuring expenses and cost savings associated with those restructuring activities, but negatively impacted consolidated gross margin by approximately 60 basis points due to consolidated segment mix. While the Performance Materials segment reported lower gross margin, the segment favorably impacted consolidated gross margin by approximately 150 basis points from improved segment mix, driven by higher margin sealing and advanced solutions products sales, primarily from the acquired Interface business since August 31, 2018.

•
Operating loss was $(38.8) million in 2019, compared to operating income of $49.2 million. The operating loss was driven by fourth quarter 2019 goodwill and other long-lived asset impairment charges in the Performance Materials segment of $64.2 million and incremental 2019 intangible assets amortization of $12.2 million in the Performance Materials segment, combined with incremental manufacturing and logistics costs in the Thermal Acoustical Solutions segment. The following items are included in operating income (loss) for 2019 and 2018 and impact the comparability of each year:

	2019		2018
Components (in thousands except per share amounts)	Operating income effect	EPS impact	Operating income effect	EPS impact
Impairment of goodwill and long-lived assets	$64,206	$3.72	$—	$—
Intangible assets amortization expenses	$21,481	$0.98	$9,308	$0.40
Strategic initiatives expenses	$1,456	$0.07	$3,631	$0.18
TNW restructuring expenses	$767	$0.04	$2,296	$0.12
Inventory step-up purchase accounting adjustments	$—	$—	$1,975	$0.09
CEO transition expenses	$2,259	$0.10	$—	$—
Reduction-in-force severance expenses	$1,943	$0.10	$—	$—

•
In the second quarter of 2019, the Company settled the pension obligation of the U.S. Lydall Pension Plan, which was partially offset by a gain recognized from the withdrawal from a multi-employer pension plan in the fourth quarter of 2019 and resulted in net non-cash settlement expenses of $25.2 million, or $0.86 per diluted share, in 2019.

•	Net loss was $(70.5) million, or $(4.08) per diluted share in 2019, compared to net income of $34.9 million, or 2.02 per diluted share in 2018.

Liquidity

Cash was $51.3 million at December 31, 2019, compared to $49.2 million at December 31, 2018. Net cash provided by operations was $86.9 million in 2019 compared to $44.7 million in 2018, with the improvement primarily driven by lower accounts receivable. Cash generation of $86.9 million in 2019 enabled the Company to pay down $52 million of outstanding borrowings from its Amended Credit Agreement.

As of December 31, 2019, there was $121.6 million of availability under the Company's Amended Credit Agreement. The Company's cash from operations and capacity under its Amended Credit Agreement provide for sufficient cash availability to support organic growth programs and fund capital investments.

Outlook

While the Company has seen some recent stabilization in the end markets for Interface sealing products, weaker demand in European industrial markets is impacting all of the Company's segments. In China, the Company is closely monitoring the impact of the coronavirus on its businesses and expects that its first quarter results will be negatively impacted, but is uncertain with regards to the severity and duration of the impact.

The Company has started a strategic review, which it expects to conclude by the end of the second quarter of 2020, to evaluate Lydall's portfolio and end markets. The objective is to prioritize strategic actions that optimize capital allocation and drive long-term shareholder value. As part of the process, the Company is identifying specific near-term opportunities for improvement in commercial performance, cost structure and working capital.

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

In thousands of dollars	2019	Percent Change	2018	Percent Change	2017
Net sales	$837,398	6.6%	$785,897	12.5%	$698,437

Net sales for 2019 increased by $51.5 million, or 6.6%, compared to 2018. This increase was related to incremental sealing and advanced solutions sales of $76.0 million, primarily from the acquisition of Interface, which led to increased Performance Materials net sales of $76.3 million, or 9.7% of consolidated net sales. Net sales decreased in the Technical Nonwovens segment by $20.5 million, net of intercompany sales, driven primarily by a decline in demand in the industrial filtration market, primarily in China and Europe. Additionally, the divestiture of the Geosol business in the second quarter of 2019 reduced net sales by $7.0 million in 2019 compared to 2018. Net sales decreased by $3.9 million in the Thermal Acoustical Solutions segment due to decreased tooling sales of $2.2 million, related to the timing of new platform launches, and lower parts sales of $1.6 million as reduced demand in North America was partially offset by increased demand in Europe and Asia. Foreign currency translation had a negative impact on net sales of $16.3 million, or 2.1% of consolidated net sales, impacting the Technical Nonwovens segment by $7.3 million, or 0.9% of consolidated net sales, the Thermal Acoustical Solutions segment by $6.4 million, or 0.8% of consolidated net sales and the Performance Materials segment by $2.6 million, or 0.3% of consolidated net sales.

Cost of Sales

In thousands of dollars	2019	Percent Change	2018	Percent Change	2017
Cost of sales	$685,608	8.3%	$633,252	18.3%	$535,078

Cost of sales for 2019 increased by $52.4 million, or 8.3%, compared to 2018. The increase was primarily related to increased net sales of sealing and advanced solutions products from the Interface acquisition of $76.0 million, within the Performance Materials segment. Additionally, labor inefficiencies and increased overhead costs drove increased cost of sales in 2019 compared to 2018 within the Performance Materials segment. Also, the Thermal Acoustical Solutions segment contributed increased cost of sales of $10.5 million on reduced sales levels in 2019 compared to 2018, primarily due to operating inefficiencies in its North America and Europe facilities. This increase was partially offset by decreased cost of sales of $20.0 million in the Technical Nonwovens segment related to reduced sales volumes and cost savings from segment restructuring activities in 2019 compared to 2018. Included in these variances was foreign currency translation which decreased cost of sales by $14.2 million, or 2.2%, in 2019 compared to 2018.

Gross Profit

In thousands of dollars	2019	2018	2017
Gross profit	$151,790	$152,645	$163,359
Gross margin	18.1%	19.4%	23.4%

Gross margin for 2019 decreased by 130 basis points compared to 2018. The Thermal Acoustical Solutions segment negatively impacted consolidated gross margin by approximately 220 basis points primarily due to higher labor, outsourcing and logistics costs associated with increased headcount, temporary labor and equipment inefficiencies, particularly in North America and Europe, to meet customer demand. Additionally, reduced volume on higher margin accoustical parts and increased volume on lower margin thermal parts combined with lower customer pricing drove further gross margin reduction in 2019 compared to 2018. The Technical Nonwovens segment reported improved segment gross margin due to lower segment restructuring charges of $1.3 million, favorable absorption of overhead costs related to cost savings associated with segment restructuring activities and increased pricing in 2019 compared to 2018. This favorability was partially offset by increased raw material commodity costs. Overall, the Technical Nonwovens segment negatively impacted consolidated gross margin by approximately 60 basis points due to consolidated segment mix. While the Performance Materials segment reported lower gross margin, the segment favorably impacted consolidated gross margin by approximately 150 basis points primarily driven by the inclusion of higher margin Interface sealing and advanced solutions products sales.

Selling, Product Development and Administrative Expenses

In thousands of dollars	2019	2018	2017
Selling, product development and administrative expenses	$126,409	$103,457	$97,159
Percentage of net sales	15.1%	13.2%	13.9%

Selling, product development and administrative expenses for 2019 increased by $23.0 million, or 190 basis points, compared to 2018. This increase was primarily related to the Performance Materials segment acquisition of Interface on August 31, 2018, contributing $25.0 million of incremental expense, including $12.7 million, or 160 basis points, of increased intangible asset amortization as a percentage of consolidated net sales. There were no Interface selling, product development and administrative expenses included in the Performance Materials segment in the first eight months of 2018. Remaining selling, product development and administrative expenses were lower by $2.1 million, or 20 basis points as a percentage of net sales, due to lower corporate strategic initiatives costs of $2.2 million, lower salaries, benefits and sales commissions of $2.0 million and reduced various product development costs of $1.1 million in 2019 compared to 2018. These decreases were partially offset by CEO transition expenses of $2.3 million and increased severance costs of $1.7 million, including $1.0 million related to the reduction-in-force severance that occurred in the fourth quarter of 2019.
Impairment of Goodwill and Other Long-Lived Assets

In thousands of dollars	2019	2018	2017
Impairment of goodwill and other long-lived assets	$64,206	$—	$—

During the fourth quarter of 2019 the Company recorded a goodwill impairment charge of $63.0 million in the Performance Materials segment. Lower than expected 2019 financial results from slowed demand in the sealing products' markets, combined with revised future financial projections, resulted in a reduction in the long-term forecasts of sales and cash generation as compared to prior projections for the Performance Materials reporting unit. As a result, the carrying value of the Performance Materials reporting unit exceeded its fair value by $63.0 million, resulting in the impairment charge.

During the fourth quarter of 2019, as a result of negative cash flows in 2019 and an expected reduction in demand from certain customers further impacting net sales and cash flows in 2020, the Company tested for impairment a discrete long-lived asset group (primarily consisting of machinery and equipment and patents) in the Performance Materials segment with a carrying value of approximately $3.0 million. The impairment test concluded that the asset group was not recoverable, and the Company then determined that fair value of the asset group exceeded its carrying value and recorded a long-lived asset impairment charge of $1.2 million.

Employee Benefit Plans Settlement Expenses

In thousands of dollars	2019	2018	2017
Employee Benefit Plans Settlement Expenses	$25,247	$—	$—

In the second quarter of 2019, the Company settled the pension obligation of the U.S. Lydall Pension Plan ("Pension Settlement") through lump sum distributions to participants or by irrevocably transferring pension liabilities to two insurance companies through the purchase of group annuity contracts. The settlement, funded with Pension Plan assets, resulted in a non-cash settlement expense of $25.7 million in 2019 related to the recognition of accumulated deferred actuarial losses. This expense was partially offset by a gain recognized from the withdrawal from a multi-employer pension plan in the fourth quarter of 2019.

Interest Expense

In thousands of dollars	2019	2018	2017
Interest expense	$14,262	$6,212	$2,720
Weighted average interest rate during the year	4.3%	3.4%	2.2%

The increase in interest expense for 2019 compared to 2018 was due to greater average outstanding borrowings as a result of the Interface acquisition on August 31, 2018 and increased interest rates.

Other Income and Expense

In thousands of dollars	2019	2018	2017
Other (income) expense, net	$(1,257)	$(289)	$2,161

The increase in other income, net, for 2019 compared to 2018 was primarily related to the gain on sale from a divestiture of $1.5 million and a gain recognized for a change in estimate of the contingent purchase price of the PCC acquisition of $1.2 million, partially offset by incremental pension expense from the Interface pension plans and foreign currency losses recognized on the revaluation of cash, trade payables and receivables and intercompany loans denominated in currencies other than the functional currencies of the Company's subsidiaries.

Income Taxes

	2019	2018	2017
Effective income tax rate	8.3%	19.5%	19.5%

In 2019, the Company had a pre-tax loss primarily resulting from a goodwill impairment charge of $63.0 million, recorded in the fourth quarter of 2019. The impairment significantly impacted the Company's effective tax rate because goodwill impairment expense is not deductible for income taxes purposes, resulting in a low effective tax rate in 2019 when in a pre-tax loss position. Partially offsetting the impairment was a tax benefit of $4.5 million recorded in the second quarter of 2019 related to the reclassification of stranded tax effects from accumulated other comprehensive income. Also, the Company's effective tax rate in 2019 was negatively impacted by losses in jurisdictions in which no tax benefit can be recognized. In 2018, the effective tax rate of 19.5% was below the federal statutory rate and included valuation allowance activity of $0.6 million. This was primarily a result of the fourth quarter partial release of valuation allowance on the Netherlands net operating losses offset by a valuation allowance addition in Germany.

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, China, France, Germany, Hong Kong, the Netherlands, Canada and the United Kingdom. Within the next fiscal year, the Company expects to conclude certain income tax matters through the year ended December 31, 2016 and it is reasonably expected that net unrecognized benefits of $1.6 million may be recognized. The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized is $3.2 million as of December 31, 2019. However, $1.3 million of the unrecognized tax benefits, if recognized, would be offset in pre-tax income by the reversal of indemnification assets due to the Company. The Company is no longer subject to U.S. federal examinations for years before 2016, state and local examinations for years before 2013, and non-U.S. income tax examinations for years before 2003.

SEGMENT RESULTS

Consolidated Net Sales	For the Years Ended December 31,
In thousands	2019	2018	2017
Performance Materials Segment (1):
Filtration	$93,314	$93,089	$87,173
Sealing and Advanced Solutions	152,166	76,128	29,496
Performance Materials Segment net sales	245,480	169,217	116,669
Technical Nonwovens Segment (2):
Industrial Filtration	144,320	157,606	147,087
Advanced Materials (3)	111,026	119,465	121,990
Technical Nonwovens net sales	255,346	277,071	269,077
Thermal Acoustical Solutions Segment:
Parts	326,436	328,057	318,217
Tooling	35,141	37,370	23,888
Thermal Acoustical Solutions Segment net sales	361,577	365,427	342,105
Eliminations and Other (3)	(25,005)	(25,818)	(29,414)
Consolidated Net Sales	$837,398	$785,897	$698,437

Operating Income	For the Years Ended December 31,
In thousands	2019	2018	2017
Performance Materials Segment (1)	$(59,804)	$13,139	$12,321
Technical Nonwovens Segment (2)	22,895	21,323	26,047
Thermal Acoustical Solutions Segment	23,590	38,085	53,132
Corporate Office Expenses	(25,506)	(23,359)	(25,300)
Consolidated Operating Income	$(38,825)	$49,188	$66,200

(1)
The Performance Materials segment reports the results of Interface and PCC for the periods following the dates of acquisitions of August 31, 2018 and July 12, 2018, respectively, and included $64.2 million in impairment charges and $12.7 million of incremental intangible assets amortization for the year ended December 30, 2019.

(2)	The Technical Nonwovens segment includes results of Geosol through the date of disposition of May 9, 2019.

(3)
Included in the Technical Nonwovens segment and Eliminations and Other is $21.0 million, $22.2 million and $26.5 million in intercompany sales to the Thermal Acoustical Solutions segment for the years ended December 31, 2019, 2018 and 2017, respectively.

Performance Materials Segment

Segment net sales increased $76.3 million in 2019 compared to 2018. The increase was primarily due to increased sealing and advanced solutions sales of $76.0 million, predominantly from the Interface acquisition which occurred on August 31, 2018. Remaining Performance Materials net sales increased $0.2 million, primarily related to increased air filtration sales in Europe. Foreign currency translation had a negative impact on segment net sales of $2.6 million, or 1.6%, in 2019 compared to 2018.

The Performance Materials segment reported an operating loss of ($59.8) million in 2019, compared to operating income of $13.1 million in 2018. The change in operating income of $72.9 million was primarily driven by goodwill and other long-lived assets impairment charges of $64.2 million and incremental intangible assets amortization of $12.7 million. These items were partially offset by increased operating income from a full year of contribution by the Interface business that was acquired in August 2018, offset in part by decreased operating income from the remaining segment businesses. The remaining businesses were impacted by unfavorable start-up costs from a new product line, under absorption of fixed costs, labor inefficiencies and unfavorable product mix. After excluding the impairment charges and incremental intangibles assets amortization, selling, general and administration expenses were favorable by 80 basis points in 2019 compared to 2018.

Technical Nonwovens Segment

Segment net sales decreased $21.7 million, or 7.8%, in 2019 compared to 2018. Foreign currency translation had a negative impact on segment net sales of $7.3 million, or 2.6%, in 2019 compared to 2018. Industrial filtration net sales decreased $13.3 million, or 8.4%, primarily driven by weakness in the Asia markets that have been impacted by uncertainties around trade regulations and reduced demand in the European and Canadian markets, combined with the negative impact of foreign currency translation of $4.8 million in 2019 compared to 2018. Additionally, advanced materials sales decreased $8.4 million, or 7.1%, primarily driven by $7.0 million of lower sales due to the divestiture of the Geosol business in the second quarter of 2019, the negative impact of $2.4 million of foreign currency translation and $1.2 million less sales of automotive rolled-good material for use in the Thermal Acoustical Solutions segment manufacturing process. These decreases were partially offset by increased demand and pricing in North America in 2019 compared to 2018.

The Technical Nonwovens segment reported operating income of $22.9 million, or 9.0% of net sales, in 2019 compared to $21.3 million, or 7.7% of net sales, in 2018. The increase in operating income of $1.6 million and operating margin of 130 basis points was attributable to improved gross margin of 90 basis points and a reduction in selling, product development and administrative expenses of $3.3 million, or 30 basis points as a percentage of net sales. Gross margin was favorably impacted by reduced restructuring costs of $1.3 million, or 50 basis points. Additionally, increased customer pricing, partially offset by higher aramid raw material costs, and favorable absorption of fixed costs related to cost savings from segment restructuring activities led to improved gross margin in 2019 compared to 2018. The decrease in selling, product development and administrative expenses was primarily related to decreased salaries and benefits of $1.5 million, reduced amortization of intangibles expense of $0.5 million, lower restructuring expenses of $0.3 million coupled with cost savings related to segment restructuring activities that concluded in the fourth quarter of 2019.

Thermal Acoustical Solutions Segment

Segment net sales decreased $3.9 million, or 1.1%, in 2019 compared to 2018. The decrease was related to the negative impact of foreign currency translation of $6.4 million, or 1.7%, on total segment net sales, coupled with decreased tooling sales of $2.2 million, or 6.0%, or when excluding foreign currency translation, $1.3 million, due to the timing of new platform launches in North America and Europe. Parts net sales decreased $1.6 million, or 0.5%, or when excluding foreign currency translation, increased $3.9 million, or 1.2%, primarily due to improved demand in Europe and Asia. Additionally, parts sales in North America were negatively impacted by approximately $4.2 million due to the GM strike in 2019.

The Thermal Acoustical Solutions segment reported operating income of $23.6 million, or 6.5% of net sales, in 2019, compared to operating income of $38.1 million, or 10.4% of net sales, in 2018. The decrease in operating income of $14.5 million and operating margin of 390 basis points was primarily due to lower gross margin of 380 basis points. Overhead costs increased by approximately 190 basis points, primarily due to increased outsourcing and expedited freight expenses caused by equipment and other inefficiencies in Europe and North America to meet customer delivery requirements. Additionally, labor costs increased by approximately 140 basis points, primarily related to increased headcount and temporary labor, particularly in North America and Europe to meet customer demand. Finally, gross margin was further reduced by unfavorable pricing of approximately 60 basis points. Selling, product development and administrative expenses increased $0.2 million as was essentially flat compared to 2018 as a percentage of net sales.

Corporate Office Expenses

The increase in corporate office expenses of $2.1 million in 2019 compared to 2018 was primarily due to CEO transition expenses of $2.3 million, increased stock based compensation expenses of $0.9 million, higher consulting and other professional fees of $0.8 million and increased Board of Director's fees of $0.5 million. These increases were partially offset by lower strategic initiatives costs of $2.2 million.

LIQUIDITY AND CAPITAL RESOURCES

	For the Year Ended December 31,
In thousands except ratio data	2019	2018	2017
Cash and cash equivalents	$51,331	$49,237	$59,875
Cash provided by operating activities	$86,862	$44,739	$62,936
Cash used for investing activities	$(32,385)	$(300,965)	$(27,329)
Cash (used for) provided by financing activities	$(51,927)	$247,476	$(53,209)
Depreciation and amortization	$49,000	$33,162	$26,130
Capital expenditures	$(35,850)	$(31,291)	$(27,006)
Total debt	$272,641	$324,813	$77,190
Total capitalization (debt plus equity)	$591,061	$694,088	$430,586
Total debt to total capitalization	46.1%	46.8%	17.9%

The Company assesses its liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. The principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect the overall management of liquidity include capital expenditures, investments in businesses, strategic transactions, income tax payments, debt service payments, outcomes of contingencies, foreign currency exchange rates and employee benefit plan funding. The Company manages worldwide cash requirements by considering available funds among domestic and foreign subsidiaries.The Company expects to finance its 2020 operating cash and capital spending requirements from existing cash balances, cash provided by operating activities and through borrowings under the Amended Credit Agreement, as needed.

At December 31, 2019, the Company held $51.3 million in cash and cash equivalents, including $15.6 million in the U.S. with the remaining held by foreign subsidiaries.

Operating Cash Flows

Net cash provided by operating activities in 2019 was $86.9 million compared with $44.7 million in 2018. In 2019, net loss and non-cash adjustments were $54.6 million compared to net income and non-cash adjustments of $72.9 million in 2018. Since December 31, 2018, net operating assets and liabilities decreased by $32.3 million, compared to 2018 when net operating assets and liabilities increased $28.2 million from December 31, 2017. The decrease of $32.3 million since December 31, 2018 was primarily due to a reduction of $37.5 million in accounts receivable principally due to lower net sales in the fourth quarter of 2019 compared to the fourth quarter of 2018, as well as the Company selling approximately $15.0 million in trade accounts receivable balances to a banking institution that would have normally been collected in the first quarter of 2020.

Investing Cash Flows

In 2019, net cash used for investing activities was $32.4 million compared to $301.0 million in 2018. In 2019 and 2018, net cash used for investing activities consisted of capital expenditures of $35.9 million and $31.3 million, respectively. In 2019, net cash used for investing activities included cash proceeds of $1.4 million from a final purchase price adjustment for the Interface acquisition less cash outflows of $0.5 million to fund an acquisition. The Company also received proceeds of $2.3 million from the divestiture of the Geosol business in 2019. Investing activities in 2018 consisted of cash outflows of $268.4 million to fund the Interface acquisition, net of cash acquired of $5.2 million and cash outflows of $1.6 million to fund the PCC acquisition.

Financing Cash Flows

In 2019, net cash used for financing activities was $51.9 million compared to net cash provided by financing activities of $247.5 million in 2018. The Company made debt repayments of $52.2 million in 2019. In 2018, the Company borrowed $338.0 million from its Amended Credit Agreement, of which the Company repaid $76.6 million in outstanding borrowings under the previous facility, and used the remaining proceeds to fund the purchase of the Interface acquisition in the third quarter of 2018. The Company repaid $13.0 million of those borrowings under the Amended Credit

Agreement during the fourth quarter of 2018. In 2018, the Company acquired $1.0 million in company stock through its equity compensation plans and received $0.9 million from the exercise of stock options.

Financing Arrangements

The Amended Credit Agreement increased the available borrowing from $175 million to $450 million and added three additional lenders and extended the maturity date from July 7, 2021 to August 31, 2023.

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

Interest is charged on borrowings at the Company’s option of either: (i) Base Rate plus the Applicable Rate, or (ii) the Eurodollar Rate plus the Applicable Rate. The Base Rate is a fluctuating rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by Bank of America, and (c) the Eurocurrency Rate plus 1.00%. The Eurocurrency Rate means (i) if denominated in LIBOR quoted currency, a fluctuating LIBOR per annum rate equal to the London Interbank Offered Rate; (ii) if denominated in Canadian Dollars, the rate per annum equal to the Canadian Dollar Offered Rate; or (iii) the rate per annum as designated with respect to such alternative currency at the time such alternative currency is approved by the Lenders. The Applicable Rate is determined based on the Company’s Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). The Applicable Rate added to the Base Rate Committed Loans ranges from 0.00% to 1.25%, and the Applicable Rate added to Eurocurrency Rate Committed Loans and Letters of Credit ranges from 0.75% to 2.00%. The Company pays a quarterly fee ranging from 0.15% to
0.275% on the unused portion of the revolving commitment. The Company has entered into multiple interest rate swaps to convert a portion of the Company's one-month LIBOR-based borrowings from a variable rate to a fixed rate. See Note 9 in the Consolidated Financial Statements included in this Annual Report on Form 10-K.

The Company is permitted to prepay term and revolving borrowings in whole or in part at any time without premium or penalty, subject to certain minimum payment requirements, and the Company is generally permitted to irrevocably cancel unutilized portions of the revolving commitments under the Amended Credit Agreement. The Company is required to repay the term commitment in an amount of $2.5 million per quarter beginning with the quarter ended December 31, 2018 through the quarter ending June 30, 2023.

The Amended Credit Agreement contains covenants required of the Company and its subsidiaries, including various affirmative and negative financial and operational covenants. The Company is required to meet certain quarterly financial covenants calculated from the four fiscal quarters most recently ended, including: (i) a minimum consolidated fixed charge coverage ratio, which requires that at the end of each fiscal quarter the ratio of (a) consolidated EBITDA to (b) the sum of consolidated interest charges, redemptions, non-financed maintenance capital expenditures, restricted payments and taxes paid, each as defined in the Amended Credit Agreement, may not be lower than 1.25 to 1.0; and (ii) a consolidated net leverage ratio, which requires that at the end of each fiscal quarter the ratio of consolidated funded indebtedness minus consolidated domestic cash to consolidated EBITDA, as defined in the Amended Credit Agreement, may not be greater than 3.5 to 1.0. The Company was in compliance with all covenants at December 31, 2019.

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

In November 2019, the Company entered into three fixed-to-fixed cross-currency swaps with banking institutions with aggregate notional amounts totaling €67.8 million ($75 million U.S. dollar equivalent). These swaps hedge a portion of Lydall, Inc's net investment in an Euro functional currency denominated subsidiary against the variability of exchange rate translation impacts between the U.S. Dollar and Euro. These contracts require monthly cash interest exchanges over the life of the contracts with the Company recognizing a reduction to interest expense in the Company's consolidated statements of operations due to the favorable interest rate differential between the U.S. dollar and Euro, which is expected to be approximately $1.3 million in 2020. Also, settlement of the notional €22.6 million ($25 million U.S. Dollar equivalent) cross-currency swaps occur at maturity dates of August 2021, August 2022 and August 2023.

In addition to the amounts outstanding under the Facility, the Company has various foreign credit facilities totaling approximately $7.0 million. At December 31, 2019, the Company's foreign subsidiaries had $2.1 million in standby letters of credit outstanding.

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

At December 31, 2019, total indebtedness was $272.6 million, of which $126.5 million was a revolver loan and $146.1 million, net of $0.4 million of capitalized debt costs, was a term loan. These loans are governed by the Amended Credit Agreement and totaled 46.1% of the Company’s total capital structure at December 31, 2019. Cash requirements for 2020 are expected to include the funding of ongoing operations, capital expenditures, restructuring programs, payments due on finance and operating leases, pension plan contributions, income tax payments, term loan payments and optional prepayments on the revolver loan. Capital spending for 2020 is expected to be approximately $25 million to $30 million.

The funded status of the Company's defined benefit pension plans are dependent upon many factors, including returns on invested assets, levels of market interest rates, mortality rates and levels of contributions to the plan. The Company expects to contribute approximately $2.4 million to its domestic defined employee benefit plans in 2020. See Note 12 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional information regarding the Company’s pension plans.

Contractual Obligations

The following table summarizes the Company’s significant contractual obligations as of December 31, 2019 and the effect of such contractual obligations are expected to have on the Company’s liquidity and cash flows in future periods. For recent financing activity please refer to “Financing Arrangements” above.

	Payments Due by Period
In thousands	2020	2021	2022	2023	2024	After 5 years	Total
Contractual Obligations:
Employee benefit plan contributions	$2,398	$—	$—	$—	$—	$—	$2,398
Operating leases	$5,680	$4,329	$3,555	$2,659	$1,848	$9,465	$27,536
Finance leases*	36	—	—	—	—	—	36
Long-term debt*	20,733	20,049	19,614	249,111	—	—	309,507
Total Contractual Obligations	$28,847	$24,378	$23,169	$251,770	$1,848	$9,465	$339,477

*	Includes estimated interest payments

The Company has finance lease agreements for machinery and equipment at multiple operations requiring monthly principal and interest payments through 2020. Operating leases are primarily related to buildings, office equipment, vehicles and machinery with payments through 2033.

The Company’s long-term debt payments in the table above represent the estimated annual required term loan fixed principal payments, revolver loan payments due in 2023 and annual interest payments. Actual payments may vary significantly depending on future debt levels, timing of debt repayments and sources of funding utilized. Refer to Note 8 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional discussion on long-term debt.

The Company’s future employee benefit plan contributions relate to the minimum contributions for the 2020 plan year based on the Company’s employee benefit plan valuations at December 31, 2019. See Note 12 to the Consolidated Financial Statements for additional information regarding the Company’s employee benefit plans.

In addition to the above contractual obligations, the Company utilizes letters of credit in the ordinary course of business. Outstanding letters of credit were $4.0 million and $6.1 million at December 31, 2019 and 2018, respectively.

The above table does not reflect net tax contingencies of $3.2 million, the timing of which is uncertain. Refer to Note 16 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional discussion on unrecognized tax benefits.

Not included in the table above, because the price is not fixed, is annual purchase obligations of 15 million pounds of aluminum at the Company’s U.S. automotive operation, beginning in January 2020 through December 31, 2021, containing variable pricing based on the U.S. Midwest price previous month’s average rate. Based on an estimated price at December 31, 2019 and expected 2020 and 2021 production requirements, the Company estimated this aluminum commitment to be approximately $21.0 million to $24.0 million for 2020 and $22.0 million to $25.0 million for 2021.

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

CRITICAL ACCOUNTING ESTIMATES

The preparation of the Company’s Consolidated Financial Statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Note 1 in the notes to the Consolidated Financial Statements included in this Annual Report on Form 10-K describes the significant accounting policies used in the preparation of the Consolidated Financial Statements. The Company’s management is required to make judgments about and estimates of the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates. The most significant areas involving management judgments and estimates are described below.

Goodwill

The Company had goodwill of $133.9 million at December 31, 2019 and $197.0 million at December 31, 2018. Goodwill is not amortized, but rather is subject to impairment tests annually or more frequently when an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. The identification and measurement of goodwill impairment involves the estimation of the fair value of reporting units, including related goodwill. The Company’s reporting units are operating segments for which discrete financial information is available and segment management regularly reviews the operating results of that reporting unit. As a result of the fourth quarter 2019 goodwill impairment testing for the Performance Materials reporting unit, the Company recorded an impairment charge of $63.0 million. As of December 31, 2019, the Performance Materials segment had goodwill remaining of $80.7 million.

For the Performance Materials reporting unit, lower than expected 2019 financial results from slowed demand in the sealing products' markets, combined with revised future financial projections, resulted in a reduction in the long-term forecasts of sales and cash generation as compared to prior projections for the Performance Materials reporting unit.

As a result, the carrying value of the Performance Materials reporting unit exceeded its fair value by $63.0 million, resulting in the impairment charge.

Those factors, along with other factors, caused the Company to perform a quantitative goodwill impairment assessment. The Company weighted equally both an income approach (discounted cash flow model) and a market approach, both level 3 unobservable inputs, to determine the Performance Materials reporting unit's fair value.  The Company’s significant assumptions in the discounted cash flow model included, but were not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate. Calculation of future cash flows includes management estimates and assumptions that are based on the best available information as of the date of the assessment.  There are inherent uncertainties and management judgment required in an analysis of goodwill impairment. The Company believes the income approach was appropriate because it provided a fair value estimate based upon the reporting unit's expected long-term operations and cash flow performance.

The Company also used a form of the market approach, which was derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting unit operates giving consideration to risk profiles, size, geography, and diversity of products and services. Other assumptions included adding an implied control premium to the valuation based on estimating the fair value on a controlling basis, which was derived from research on control premiums observed in recent mergers and acquisitions in the industries in which Lydall operates.The Company believes the market approach was appropriate because it provided a fair value using multiples from companies with operations and economic characteristics similar to the Performance Materials reporting unit.

The Company also performed an overall reconciliation to corroborate the fair value derived from the income and market approaches to Lydall's overall market capitalization.

The Company used the qualitative method to analyze the $53.3 million of goodwill for the Technical Nonwovens reporting unit by considering capital markets environment, economic conditions, industry trends, results of operations, and other factors. The Company also considered changes in assumptions used in the Company's most recent quantitative annual testing, including results of operations, the magnitude of excess of fair value over carrying value and other factors. As a result of this qualitative analysis, the Company concluded that the Technical Nonwovens reporting unit's fair value more likely than not exceeds its carrying value and as a result, the quantitative impairment assessment was not required to be completed.

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

The asset group that is tested for impairment represents the lowest level for which discrete cash flows are largely independent of the cash flows of other groups. The determination of asset groups involves judgment and all relevant facts and circumstances are considered.

The Company performed an impairment assessment on the long-lived assets for its two Thermal Acoustical Solutions' European plants during the fourth quarter of 2019 due to negative 2019 financial performance compared to budget, changes in financial projections and general weakening in the European automotive sector. The Company considered each operating plant's asset group, primarily consisting of machinery and equipment, and buildings and improvements. Step one of the impairment tests required by Accounting Standards Codification ("ASC") 350 Intangibles - Goodwill and Other ("ASC 350") failed, as the undiscounted cash flows over the useful life of each operating plant's primary assets did not exceed the separate plant's asset groups carrying values of $28.5 million and $12.5 million. As part of step two of the impairment assessment, the Company used the market approach to determine fair value based on independent appraisals of the long-lived assets. The Company determined that impairment did not exist as the fair value of the long-lived asset groups for each operating plant exceeded their carrying amounts. Small changes in future operating results could result in a future non-cash impairment charge.

During the fourth quarter of 2019, as a result of negative cash flows in 2019 and an expected reduction in demand from certain customers further impacting net sales and cash flows in 2020, the Company tested for impairment a discrete long-lived asset group (primarily consisting of machinery and equipment and patents) in the Performance Materials segment with a carrying value of approximately $3.0 million. To determine the recoverability of this asset group, the Company completed an undiscounted cash flow analysis and compared it to the asset group carrying value in accordance with ASC 350. This analysis was primarily dependent on the expectations for net sales over the estimated remaining useful life of the underlying asset group. The impairment test concluded that the asset group was not recoverable as the resulting undiscounted cash flows were less than their carrying amount. The Company then determined that fair value of the asset group exceeded its carrying value and recorded a long-lived asset impairment charge of $1.2 million. The fair value of the asset group was determined based on market conditions, the income approach which utilizes cash flow projections, and other factors.

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

Employee Benefit Plan Obligations

Pension cost and the related obligations recognized in the Consolidated Financial Statements are determined on an actuarial basis. The determination of such amounts is made in consultation with the Company’s outside actuaries based on information and assumptions provided by the Company.

Prior to the quarter ended June 30, 2019, the Company maintained a defined benefit pension plan ("U.S. Lydall Pension Plan") and two domestic pension plans acquired in the Interface acquisition. During the quarter ended June 30, 2019, the Company settled the pension obligation of the U.S. Lydall Pension Plan through lump sum distributions to participants or by irrevocably transferring pension liabilities to two insurance companies through the purchase of group annuity contracts. See Note 12 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for additional discussion. As of December 31, 2019, the Company maintains the domestic defined benefit pension plans acquired in the Interface acquisition ("Domestic Pension Plans").

A substantial portion of the Company’s employee benefits plan obligations relate to its domestic pension plans. Pension plans outside the United States were not significant at December 31, 2019. As discussed further below, the significant assumptions that impact pension costs include discounts rates, mortality rates, and expected long-term rates of return on invested pension assets.

A significant element in determining the Company’s pension cost is the expected return on plan assets. Based on a review of market trends, actual returns on plan assets and other factors, including the allocation of the Company’s investments between equity and fixed income funds, the Company’s weighted expected long-term rate of return on plan assets for the Domestic Pension Plans was 5.06% at December 31, 2019, which will be utilized for determining 2020 pension cost. A weighted expected long-term rate of return of 4.65% was used for determining 2019 pension expense and 5.79% in determining 2018 pension expense. In determining the expected return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of marketable debt and equity securities and economic and other indicators of future performance. Investment management objectives include maintaining an adequate level of diversification to balance market risk and to provide sufficient liquidity for near-term payments of benefits accrued under the plan and to pay the expenses of administration. The investment plan assets are stated at fair value, which is based on quoted market prices in an active market. The expected long-term rate of return on assets is applied to the value of plan assets at the beginning of the year and this produces the expected return on plan assets that is included in the determination of pension cost for that year. The difference between this expected return and the actual return on plan assets is deferred. The Company continually evaluates its expected long-term rate of return and will adjust such rate as deemed appropriate.

At the end of each year, the Company determines the discount rate to be used to calculate the present value of plan liabilities, as well as the following year’s pension cost. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year.

The Company based its discount rate assumption on an analysis which included the selection of a bond portfolio comprised of high quality fixed income investments whose cash flows would provide for the projected benefit payments of the plan. The discount rate is then developed as the single rate that equates the market value of the bond portfolio to the discounted value of the plan’s benefit payments. At December 31, 2019, the Company determined this discount rate to be 3.37%.

A one-quarter percentage point change in the assumed long-term rate of return on the Company’s Domestic Pension Plans as of December 31, 2019 would impact the Company’s 2019 pre-tax income by approximately $0.1 million. A one-quarter percentage point change in the discount rate on the Company’s Domestic Pension Plans as of December 31, 2019 would impact the Company’s 2019 pre-tax income by approximately $0.1 million. The Company reviews these and other assumptions at least annually.

Pension expense for 2020 is expected to be in the range of $0.2 million to $0.3 million. The Company contributed $1.4 million to its Domestic Pension Plans during 2019 and expects to contribute approximately $2.4 million in 2020.

Income Taxes

The Company accounts for income taxes following ASC 740, Accounting for Income Taxes, recognizing deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, the Company analyzes historical financial results by jurisdiction and estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizable benefit of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax law, changes in statutory tax rates and future levels of taxable income. In the event the Company was to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce such amounts through a charge to income in the period that such determination was made. Conversely, if the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance and record an increase to income in the period that such determination was made.

As of December 31, 2019, the Company maintains its intention to distribute certain earnings of its foreign subsidiaries that have been previously taxed in the U.S. and has recorded taxes associated with this position. For the remainder of the undistributed foreign earnings, unless tax effective to repatriate, the Company will continue to permanently reinvest these earnings. As of December 31, 2019, such undistributed earnings were approximately $3.4 million. The Company estimates that the amount of tax that would be payable on the undistributed earnings if repatriated to the United States could be up to $0.9 million. This amount may vary in the future due to a variety of factors including future tax law changes, future earnings and statutory taxes paid by foreign subsidiaries, and ongoing tax planning strategies by the Company.

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, China, France, Germany, Hong Kong, the Netherlands, Canada and the United Kingdom. Within the next fiscal year, the Company expects to conclude certain income tax matters through the year ended December 31, 2016 and it is reasonably expected that net unrecognized benefits of $1.6 million may be recognized. The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized is $3.2 million as of December 31, 2019. However, $1.3 million of the unrecognized tax benefits, if recognized, would be offset in pre-tax income by the reversal of indemnification assets due to the Company. The Company is no longer subject to U.S. federal examinations for years before 2016, state and local examinations for years before 2013, and non-U.S. income tax examinations for years before 2003.

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

The fair value of each option granted is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:

	2019	2018	2017
Risk-free interest rate	1.7%	2.7%	2.2%
Expected life	5.3 years	5.5 years	5.5 years
Expected volatility	37%	34%	33%
Expected dividend yield	—%	—%	—%

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

RECENTLY ISSUED ACCOUNTING STANDARDS

See Note 20 to the Consolidated Financial Statements included in this Annual Report on Form 10-K for information regarding accounting standards issued by the FASB but not effective until after December 31, 2019.

OTHER KEY FINANCIAL ITEMS

Inflation — Inflation generally affects the Company through its costs of labor, equipment, energy and raw materials. The Company attempts to offset increased costs by price increases, operating improvements and other cost-saving initiatives. The Company also has certain arrangements in which it can pass through inflation on raw material costs to its customers.

Item 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Lydall’s limited market risk exposures relate to changes in foreign currency exchange rates and interest rates.

FOREIGN CURRENCY RISK

The Company has operations in Germany, France, the United Kingdom, the Netherlands, China, Canada and India, in addition to the United States. As a result of this, the Company’s financial results are affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets where the Company manufactures and distributes its products. The Company’s currency exposure is to the US Dollar, the Euro, the Chinese Yuan, the British Pound Sterling, the Canadian Dollar, the Japanese Yen, the Indian Rupee and the Hong Kong Dollar. The Company’s foreign and domestic operations attempt to limit foreign currency exchange transaction risk by completing transactions in local functional currencies, whenever practicable. The Company may periodically enter into foreign currency forward exchange contracts and cross-currency swaps to mitigate exposure to foreign currency volatility. In addition, the Company utilizes bank loans and other debt instruments throughout its operations. To mitigate foreign currency risk, such debt is denominated primarily in the functional currency of the operation maintaining the debt.

In November 2019, the Company entered into three fixed-to-fixed cross-currency swaps with banking institutions with aggregate notional amounts totaling €67.8 million ($75 million U.S. dollar equivalent). These swaps hedge a portion of Lydall, Inc's net investment in a Euro functional currency denominated subsidiary against the variability of exchange rate translation impacts between the U.S. Dollar and Euro. These contracts require monthly cash interest exchanges over the life of the contracts with the Company recognizing a reduction to interest expense in the Company's consolidated statements of operations due to the favorable interest rate differential between the U.S. dollar and Euro, which is expected to be approximately $1.3 million in 2020. Also, settlement of the notional €22.6 million ($25 million U.S. Dollar equivalent) cross-currency swaps occur at maturity dates of August 2021, August 2022 and August 2023.

The Company also has exposure to fluctuations in currency risk on intercompany loans that the Company makes to certain of its subsidiaries. The Company may periodically enter into foreign currency forward contracts which are intended to offset the impact of foreign currency movements on the underlying intercompany loan obligations.

INTEREST RATE RISK

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impact interest paid on its debt. The Company has borrowings outstanding of approximately $273.0 million from its Amended Credit Agreement at December 31, 2019, with a variable interest rate, based generally on LIBOR. Increases in interest rates could therefore significantly increase the associated interest payments that the Company is required to make on this debt. From time to time, the Company may enter into interest rate swap agreements to manage interest rate risk.

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

The Company has assessed its exposure to changes in interest rates by analyzing the sensitivity to Lydall’s earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on the variable portion of the $273.0 million outstanding borrowings as of December 31, 2019, the Company’s net income would decrease by an estimated $1.1 million over a twelve month period.

The weighted average interest rate on long-term debt was 4.3% for the year ended December 31, 2019, compared with 3.4% and 2.2% for the years ended December 31, 2018 and 2017, respectively.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The response to this Item is contained under Item 15. “Exhibits, Financial Statement Schedules.”

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that, as of December 31, 2019, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the fiscal quarter ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013 Framework). Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2019. The effectiveness of the Company's internal control over financial reporting as of December 31, 2019 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Item 9B.	OTHER INFORMATION

None.

PART III

Item 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference from the sections entitled “Proposal 1 — Election of Directors,” “Corporate Governance” and, if applicable, “Delinquent Section 16(a) Reports” of the definitive Proxy Statement of Lydall to be filed with the Commission within 120 days of the fiscal year ended December 31, 2019 in connection with the Annual Meeting of Stockholders to be held on April 24, 2020 (the “2020 Proxy Statement”). Information regarding the Executive Officers of the Company is contained in this Annual Report on Form 10-K.

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

Information required by this Item is incorporated by reference from the sections entitled “2019 Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” “Corporate Governance — Compensation Committee Interlocks and Insider Participation” and “Compensation Discussion and Analysis — Compensation Committee Report on Executive Compensation” of the 2020 Proxy Statement.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Certain information required by this Item is incorporated by reference from the section entitled “Securities Ownership of Directors, Certain Officers and 5% Beneficial Owners” of the 2020 Proxy Statement.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from the sections entitled “Corporate Governance — Independence Determination,” “Related Party Transactions,” and “Compensation Committee Interlocks and Insider Participation” of the 2020 Proxy Statement.

Item 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference from the sections entitled “Proposal 4 — Ratification of Appointment of Independent Auditors,” and “Principal Fees and Services” of the 2020 Proxy Statement.

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

4.3	Description of the Company's Common Stock
10.1*	Employment Agreement with Dale G. Barnhart dated July 31, 2007, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated August 3, 2007 and incorporated herein by this reference.
10.2*	Employment Agreement with Chad A. McDaniel dated May 8, 2013, filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K dated March 5, 2014 and incorporated herein by reference.
10.3*	Employment Agreement with Joseph A. Abbruzzi dated March 31, 2014, filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K dated March 3, 2015 and incorporated herein by reference.
10.4*	Employment Agreement with James V. Laughlan dated August 3, 2015, filed as Exhibit 10.1 to the Registrant's Form 8-K dated August 5, 2015 and incorporated herein by reference.
10.5*	Employment Agreement with Scott M. Deakin dated August 21, 2015, filed as Exhibit 10.1 to the Registrant's Form 8-K dated August 21, 2015 and incorporated herein by reference.
10.6*	Employment Agreement with Paul A. Marold dated February 18, 2016, filed as Exhibit 10.6 to the Registrant's Annual Report on Form 10-K dated February 22, 2017 and incorporated herein by reference.
10.7*	Indemnification Agreement with Dale G. Barnhart dated July 31, 2007, filed as Exhibit 10.2 to the Registrant’s Form 8-K dated August 3, 2007 and incorporated herein by this reference.
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

10.22*
Amended and Restated Form of Lydall, Inc. Performance Share Award Agreement (Three-Year Period) for U.S. employees, filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K dated February 26, 2019 and incorporated herein by this reference.

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
10.43*
Second Amendment to Employment Agreement with Scott M. Deakin, dated December 10, 2018, amending that certain Employment Agreement (as amended), dated August 21, 2015, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated December 6, 2018 and incorporated herein by this reference.

10.44*	Employment Agreement with Sara A. Greenstein, dated as of October 11, 2019, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated October 15, 2019 and incorporated herein by this reference.
10.45*	Indemnification Agreement with Sara A. Greenstein, dated as of October 11, 2019, filed as Exhibit 10.2 to the Registrant’s Form 8-K dated October 15, 2019 and incorporated herein by this reference.
10.46*	Separation and Transition Agreement with Dale G. Barnhart, dated October 11, 2019, filed as Exhibit 10.3 to the Registrant’s Form 8-K dated October 15, 2019 and incorporated herein by this reference.
10.47*
Inducement Performance-Based Restricted Share Award Agreement with Robert B. Junker, dated November 1, 2019, filed as Exhibit 99.1 to the Registrant’s Form S-8 dated October 29, 2019 and incorporated herein by this reference.

10.48*
Inducement Time-Based Restricted Share Award Agreement with Sara A. Greenstein, dated November 20, 2019, filed as Exhibit 99.2 to the Registrant’s Form S-8 dated October 29, 2019 and incorporated herein by this reference.

10.49*
Inducement Performance-Based Restricted Share Award Agreement with Sara A. Greenstein, dated November 20, 2019, filed as Exhibit 99.3 to the Registrant’s Form S-8 dated October 29, 2019 and incorporated herein by this reference.

10.50*	Employment Agreement with Robert B. Junker, dated as of October 14, 2019, filed herewith.
10.51*	Inducement Nonqualified Stock Option Agreement with Robert B. Junker, dated November 1, 2019, filed herewith.

10.52*	Inducement Nonqualified Stock Option Agreement with Sara A. Greenstein, dated November 20, 2019, filed herewith.
10.53
First Amendment to Second Amended and Restated Credit Agreement, dated December 6, 2019, by and among Lydall, Inc., as borrower, the Guarantors named therein, and Bank of America, N.A., as Agent for the Lenders, filed herewith.

10.54
Second Amendment to Second Amended and Restated Credit Agreement, dated February 14, 2020, by and among Lydall, Inc., as borrower, the Guarantors named therein, and Bank of America, N.A., as Agent for the Lenders, filed herewith.

14.1
Lydall’s Code of Ethics and Business Conduct, as amended, and the supplemental Code of Ethics for the Chief Executive Officer, Senior Financial Officers and All Accounting and Financial Personnel, as amended, each can be accessed on Lydall’s website at www.lydall.com under the Corporate Governance section.

21.1	List of subsidiaries of the Registrant, filed herewith.
23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.
24.1	Power of Attorney, dated February 13, 2020 authorizing Randall B. Gonzales to sign this Annual Report on Form 10-K on behalf of each member of the Board of Directors indicated therein, filed herewith.
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934 as principal executive officer, filed herewith.
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934 as principal executive officer, filed herewith.
32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, furnished herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan.

Item 16.	FORM 10-K SUMMARY

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lydall, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYDALL, INC.
February 26, 2020	By:	/s/ Randall B. Gonzales
Randall B. Gonzales Executive Vice President and Chief Financial Officer (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lydall, Inc. in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Sara A. Greenstein	President, Chief Executive Officer and Director (Principal Executive Officer)	February 26, 2020
Sara A. Greenstein
/s/ Randall B. Gonzales	Executive Vice President, Chief Financial Officer (Principal Financial Officer)	February 26, 2020
Randall B. Gonzales
/s/ James V. Laughlan	Vice President, Chief Accounting Officer, and Treasurer (Principal Accounting Officer)	February 26, 2020
James V. Laughlan

/s/ Randall B. Gonzales		February 26, 2020
Randall B. Gonzales
Attorney-in-fact for:
David G. Bills	Director
Kathleen Burdett	Director
James Cannon	Director
Matthew T. Farrell	Director
Marc T. Giles	Chairman of the Board of Directors
William D. Gurley	Director
Suzanne Hammett	Director
S. Carl Soderstrom, Jr.	Director

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lydall, Inc.:

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Lydall, Inc. and its subsidiaries (the “Company”) as of December 31, 2019 and 2018, and the related consolidated statements of operations, of comprehensive income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2019, including the related notes and financial statement schedule listed in the index appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2018.

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
February 26, 2020

We have served as the Company’s auditor since 1987.

Lydall, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the years ended December 31,
In thousands except per share data	2019	2018	2017

Net sales	$837,398	$785,897	$698,437
Cost of sales	685,608	633,252	535,078
Gross profit	151,790	152,645	163,359
Selling, product development and administrative expenses	126,409	103,457	97,159
Impairment of goodwill and other long-lived assets	64,206	—	—
Operating (loss) income	(38,825)	49,188	66,200
Employee benefit plans settlement expenses	25,247	—	—
Interest expense	14,262	6,212	2,720
Other (income) expense, net	(1,257)	(289)	2,161
(Loss) income before income taxes	(77,077)	43,265	61,319
Income tax (benefit) expense	(6,416)	8,453	11,974
(Income) loss from equity method investment	(148)	(132)	28
Net (loss) income	$(70,513)	$34,944	$49,317
(Loss) earnings per common share:
Basic	$(4.08)	$2.03	$2.89
Diluted	$(4.08)	$2.02	$2.85
Weighted average common shares outstanding	17,271	17,204	17,045
Weighted average common shares and equivalents outstanding	17,271	17,330	17,317

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lydall, Inc.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

	For the years ended December 31,
In thousands	2019	2018	2017

Net (loss) income	$(70,513)	$34,944	$49,317
Other comprehensive income (loss):
Pension liability adjustment, net of income taxes of $11,605, $1,285, and $409, respectively	19,173	(4,204)	2,016
Foreign currency translation adjustments	436	(16,237)	25,664
Unrealized (loss) gain on hedging activities, net of tax	(2,903)	(2,096)	122
Total other comprehensive income (loss), net of tax	16,706	(22,537)	27,802
Comprehensive (loss) income	$(53,807)	$12,407	$77,119

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lydall, Inc.
CONSOLIDATED BALANCE SHEETS

	December 31,
In thousands of dollars and shares	2019	2018

Assets
Current assets:
Cash and cash equivalents	$51,331	$49,237
Accounts receivable, (net of allowance for doubtful receivables of $1,842 and $1,440, respectively)	107,786	144,938
Contract assets	28,245	23,040
Inventories	80,544	84,465
Taxes receivable	3,427	2,912
Prepaid expenses and other current assets	12,264	12,486
Total current assets	283,597	317,078
Property, plant and equipment, net	221,642	213,369
Operating lease right-of-use assets	23,116	—
Goodwill	133,912	196,963
Other intangible assets, net	115,577	136,604
Deferred tax assets	1,933	2,055
Other assets, net	6,160	6,617
Total assets	$785,937	$872,686
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$9,928	$10,172
Accounts payable	73,426	73,265
Accrued payroll and other compensation	17,198	16,621
Deferred revenue	2,643	6,990
Other accrued liabilities	26,663	14,298
Total current liabilities	129,858	121,346
Long-term debt	262,713	314,641
Long-term lease liability	18,424	—
Deferred tax liabilities	34,561	39,265
Benefit plan liabilities	18,957	22,795
Other long-term liabilities	3,004	5,364
Commitments and Contingencies (Note 17)
Stockholders’ equity:
Preferred stock (par value $0.01 per share; authorized 500 shares; none issued or outstanding) (Note 11)	—	—
Common stock (par value $0.01 per share; authorized 30,000 shares; issued 25,328 and 25,254 shares, respectively) (Note 11)	253	253
Capital in excess of par value	94,140	90,851
Retained earnings	340,629	411,325
Accumulated other comprehensive loss	(25,979)	(42,685)
Treasury stock, 7,705 and 7,698 shares of common stock, respectively, at cost	(90,623)	(90,469)
Total stockholders’ equity	318,420	369,275
Total liabilities and stockholders’ equity	$785,937	$872,686
The accompanying notes are an integral part of these Consolidated Financial Statements.

Lydall, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the years ended December 31,
In thousands	2019	2018	2017
Cash flows from operating activities:
Net (loss) income	$(70,513)	$34,944	$49,317
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on divestiture	(1,459)	—	—
Depreciation and amortization	49,000	33,162	26,130
Impairment of goodwill and long-lived assets	64,206	—	772
Deferred income taxes	(14,585)	636	(2,933)
Employee benefit plans settlement expenses	25,247	—	—
Stock-based compensation	2,829	2,081	4,269
Inventory step-up amortization	—	1,975	1,108
(Gain) loss on disposition of property, plant and equipment	(17)	230	—
(Income) loss from equity method investment	(148)	(132)	28
Changes in operating assets and liabilities:
Accounts receivable	37,470	(7,127)	(8,046)
Contract assets	(5,514)	(3,828)	—
Inventories	2,619	(6,001)	(11,116)
Taxes receivable	(876)	3,151	(1,216)
Prepaid expenses and other assets	2,031	(542)	(784)
Accounts payable	(393)	(5,055)	14,315
Accrued payroll and other compensation	4,597	(2,352)	1,103
Deferred revenue	(4,267)	3,801	934
Accrued taxes	2,500	535	(4,708)
Benefit plan liabilities	(4,288)	(7,658)	(5,245)
Other, net	(1,577)	(3,081)	(992)
Net cash provided by operating activities	86,862	44,739	62,936
Cash flows from investing activities:
Capital expenditures	(35,850)	(31,291)	(27,006)
Proceeds from the sale of property, plant and equipment	298	298	—
Proceeds from divestiture	2,298	—	—
Business acquisitions, net of cash acquired	869	(269,972)	(323)
Net cash used for investing activities	(32,385)	(300,965)	(27,329)
Cash flows from financing activities:
Proceeds from borrowings	—	338,000	—
Debt repayments	(52,233)	(89,862)	(51,762)
Debt issuance cost repayments	—	(538)	—
Common stock issued	448	850	1,323
Common stock repurchased	(142)	(974)	(2,770)
Net cash (used for) provided by financing activities	(51,927)	247,476	(53,209)
Effect of exchange rate changes on cash	(456)	(1,888)	5,543
Increase (decrease) in cash and cash equivalents	2,094	(10,638)	(12,059)
Cash and cash equivalents at beginning of period	49,237	59,875	71,934
Cash and cash equivalents at end of period	$51,331	$49,237	$59,875
Supplemental Schedule for Cash Flow Information
Cash paid during the year for:
Interest	$14,064	$5,960	$2,747
Income taxes, net	$5,863	$4,606	$16,158

Non-cash capital expenditures of $5.5 million, $4.9 million and $6.5 million were included in accounts payable at December 31, 2019, 2018 and 2017 respectively.

The accompanying notes are an integral part of these Consolidated Financial Statements.

Lydall, Inc.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In thousands of dollars and shares	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2016	24,858	$249	$82,387	$325,466	$(47,950)	$(86,696)	$273,456
Net income				49,317			49,317
Other comprehensive income, net of tax					27,802		27,802
Stock repurchased						(2,799)	(2,799)
Stock issued under employee plans	152	1	1,350				1,351
Stock-based compensation expense			3,868				3,868
Stock issued to directors	8		401				401
Balance at December 31, 2017	25,018	250	88,006	374,783	(20,148)	(89,495)	353,396
Net income				34,944			34,944
Other comprehensive loss, net of tax					(22,537)		(22,537)
Stock repurchased						(974)	(974)
Stock issued under employee plans	225	3	852				855
Stock-based compensation expense			1,619				1,619
Stock issued to directors	11		374				374
Adoption of ASC 606				1,598			1,598
Balance at December 31, 2018	25,254	253	90,851	411,325	(42,685)	(90,469)	369,275
Net loss				(70,513)			(70,513)
Other comprehensive income, net of tax					16,706		16,706
Stock repurchased						(154)	(154)
Stock issued under employee plans	46		448				448
Stock-based compensation expense			2,229				2,229
Stock issued to directors	28		612				612
Adoption of ASC 606 (1)				(183)			(183)
Balance at December 31, 2019	25,328	$253	$94,140	$340,629	$(25,979)	$(90,623)	$318,420

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

Concentrations of credit risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents and trade accounts receivable. The Company places its cash and cash equivalents in high-quality financial institutions. Concentrations of credit risk with respect to trade accounts receivable are limited by the large number of customers comprising the Company’s customer base and their dispersion across many different industries and geographies. At December 31, 2019 and December 31, 2018, no customer accounted for more than 10.0% of total accounts receivable. Foreign and export sales were 53.1% of the Company’s net sales in 2019, 53.5% in 2018, and 54.2% in 2017. Export sales primarily to Canada, Mexico, Asia and Europe were $86.3 million, $56.8 million, and $55.9 million in 2019, 2018, and 2017, respectively. The Company performs ongoing credit evaluations of its customers’ financial condition and generally does not require collateral. Sales to the automotive market, included in the Thermal Acoustical Solutions segment and to a lesser extent the Performance Materials segment, were 42.9% of the Company’s net sales in 2019, 46.3% in 2018, and 48.3% in 2017. Sales to Ford were 11.8%, 14.8%, and 17.3% of Lydall’s 2019, 2018, and 2017 net sales, respectively. No other customers accounted for more than 10% of total net sales in 2019, 2018, and 2017.

Transfers of Financial Assets — The Company accounts for transfers of financial assets as sold when it has surrendered control over the related assets. Whether control has been relinquished requires, among other things, an evaluation of relevant legal considerations and an assessment of the nature and extent of the Company's continuing involvement with the assets transferred. Gains or losses and any expenditures stemming from the transfers are included in "Other (Income) Expense, net" in the accompanying Consolidated Statements of Operations. Assets obtained and liabilities incurred in connection with transfers reported as sold are initially recognized in the Consolidated Balance Sheets at fair value.

In December 2019, the Company entered into two arrangements with a banking institution to sell trade accounts receivable balances for select customers. Under the programs, the Company has no risk of loss due to credit default and is charged a fee based on the nominal value of receivables sold and the time between the sale of the trade accounts receivables to banking institutions and collection from the customer. Under one of the programs, the Company services the trade receivables after sale and receives 90.0% of the trade receivables in cash at the time of sale and the remaining 10.0% in cash, net of fees, when the customer pays. As of December 31, 2019, under both programs, the Company sold $16.0 million in trade receivable balances, received $14.9 million in cash in December 2019 and incurred less than $0.1 million in fees. The Company expects to receive the remaining $1.0 million, net of fees, in 2020.

In December 2019, the Company's Amended Credit Agreement was amended to allow the Company to sell trade accounts receivable to approved third parties in connection with Receivable Purchases Agreements, or similar agreements ("Agreements"). At any given time, the maximum amount subject to such Agreements is not allowed to exceed $10.0 million for a certain approved customer and $50.0 million in aggregate for any other approved group of customers.

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

The following tooling related assets were included in the Consolidated Balance Sheets as of December 31, 2019 and 2018:

	December, 31
In thousands	2019	2018
Inventories, net of progress billings and reserves	$1,777	$4,262
Prepaid expenses and other current assets	530	469
Other assets, net	1,757	987
Total tooling related assets	$4,064	$5,718

Amounts included in “Prepaid expenses and other current assets” include the short-term portion of receivables due under contractually guaranteed reimbursement arrangements. Company owned tooling is recorded in “Property, plant and equipment, net” at December 31, 2019 and December 31, 2018.

Property, plant and equipment — Property, plant, and equipment are stated at cost. Assets held under finance leases are recorded at the lower of the net present value of the minimum lease payments or the fair value of the leased asset at the inception of the lease. Please refer to Note 10, Leases, to these Consolidated Financial Statements for additional policy details related to all leases including finance leases. Property, plant and equipment, including property, plant and equipment under finance leases, are depreciated over their estimated useful lives using the straight-line method. Leasehold improvements are depreciated on a straight-line basis over the term of the lease or the life of the asset, whichever is shorter. The cost and accumulated depreciation amounts applicable to assets sold or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any net gain or loss is included in the Consolidated Statements of Operations. Expenses for maintenance and repairs are charged to expense as incurred.

Goodwill and other intangible assets — Goodwill represents costs in excess of fair values assigned to the underlying net assets of acquired companies. Goodwill and other intangible assets with indefinite lives are not amortized but are subject to annual impairment tests. All other intangible assets are amortized over their estimated useful lives, which range from 2 to 17 years. In performing impairment tests, the Company considers discounted cash flows and other market factors as best evidence of fair value. There are inherent uncertainties and management judgment required in these analyses. Please refer to Note 6, Goodwill and Long-Lived Assets and Note 7, Impairment, to these Consolidated Financial Statements for additional details regarding impairment calculations.

Valuation of long-lived assets — The Company evaluates the recoverability of long-lived assets, or asset groups, whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. Should such evaluations indicate that the related future undiscounted cash flows are not sufficient to recover the carrying values of the assets, such carrying values would be reduced to fair value and this adjusted carrying value would become the assets’ new cost basis. For long-lived assets held for sale, assets are written down to fair value, less costs to sell. Please refer to Note 7, Impairment, to these Consolidated Financial Statements for additional details regarding impairment calculations.

Fair value is determined primarily using future anticipated cash flows that are directly associated with, and that are expected to arise as a direct result of the use and eventual disposition of the asset, or asset group, as well as market conditions and other factors. There are inherent uncertainties and management judgment required in these analyses.

Contingencies and environmental obligations —  The Company makes judgments and estimates in accordance with applicable accounting rules when it establishes reserves for legal proceedings, claims, investigations, environmental obligations and other contingent matters. Provisions for such matters are charged to expense when it is probable that a liability has been incurred and reasonable estimates of the liability can be made. Estimates of environmental liabilities are based on a variety of matters, including, but not limited to, the stage of investigation, the stage of the remedial design, evaluation of existing remediation technologies, and presently enacted laws and regulations. The amount and timing of all future expenses related to legal proceedings, claims, investigations, environmental obligations and other contingent matters may vary significantly from estimates. Please refer to Footnote 17 "Commitments and Contingencies" for additional details regarding the Company's contingencies and environmental obligations.

Employer sponsored benefit plans — The Company recognizes the funded status of its defined benefit pension plans and post-retirement plans. Net benefit obligations are calculated based on actuarial valuations using key assumptions related to discount rates, mortality rates and expected return on plan assets.

Derivative instruments — Derivative instruments are measured at fair value and recognized as either assets or liabilities on the Consolidated Balance Sheet in either current or non-current other assets or other accrued liabilities or other long-term liabilities depending upon maturity and commitment. For derivative instruments that are designated and qualify as a fair value hedge, the gain or loss on the derivative as well as the offsetting loss or gain on the hedged item attributable to the hedged risk are recognized in the Consolidated Statement of Operations. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the hedge transaction affects earnings. The Company selectively uses financial instruments to manage market risk associated with exposure to fluctuations in interest rates and foreign currency rates. These financial exposures are monitored and managed by the Company as an integral part of its risk management program. The Company does not engage in derivative instruments for speculative or trading purposes. Please refer to Note 9, Derivatives, to these Consolidated Financial Statements for additional details regarding the Company's derivative instruments.

Revenue recognition — The Company's revenues are generated from the design and manufacture of specialty engineered filtration media, industrial thermal insulating solutions, automotive thermal and acoustical barriers for filtration/separation and thermal/acoustical applications. The Company’s revenue recognition policies require the Company to make judgments and estimates. The Company analyzes several factors, including but not limited to, the nature of the products being sold and contractual terms and conditions in contracts with customers to help the Company make such judgments about revenue recognition. In applying the Company’s revenue recognition policy, determinations must be made as to when control of products passes to the Company’s customers which can be either at a point in time or over time depending on when control of the Company’s products transfers to its customers. Revenue is generally recognized at a point in time when control passes to customers upon shipment of the Company’s products and revenue is generally recognized over time when control of the Company’s products transfers to customers during the manufacturing process. If sales are recognized at a point in time, the Company’s standard sales and shipping terms are FOB shipping point, therefore, most point in time revenue is recognized upon shipment. However, the Company conducts business with certain customers on FOB destination terms and in these instances point in time revenue is recognized upon receipt by the customer. In circumstances when control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the estimation of total revenue and cost at completion is complex, subject to many variables and requires significant judgment. See Note 2, Revenue from Contracts with Customers, to these Consolidated Financial Statements.

Sales returns and allowances are recorded as identified or communicated by the customer and internally approved. The Company does not provide customers with general rights of return for products sold; however, in limited circumstances, the Company will allow sales returns and allowances from customers if the products sold do not conform to specifications.

The Company's accounting policy is to record shipping and handling activities occurring after control has passed to the customer as a fulfillment cost rather than as a distinct performance obligation. Shipping and handling expenses consist primarily of costs incurred to deliver products to customers and internal costs related to preparing products for shipment and are recorded as a cost of sales. Amounts billed to customers as shipping and handling are classified as revenue when services are performed.

Research and development — Research and development costs are charged to expense as incurred and amounted to $11.2 million in 2019, $10.6 million in 2018, and $10.8 million in 2017. Research and development costs were primarily comprised of development personnel salaries, prototype material costs and testing and trials of new products.

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

Recently Adopted Accounting Standards

Effective January 1, 2019, the Company adopted the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update ("ASU") No. 2016-02, "Leases (Topic 842)", along with several additional clarification ASU's issued during 2018 (collectively, "New Lease Standard"). The New Lease Standard requires entities that lease assets with lease terms of more than 12 months to recognize right-of-use assets and lease liabilities created by those leases on their balance sheets. This New Lease Standard also requires new qualitative and quantitative disclosures to help investors and other financial statement users better understand the amount, timing, and uncertainty of cash flows arising from leases. The Company's adoption of the New Lease Standard was on a modified retrospective basis and did not have any impact on the Company's financial statements and disclosures for all periods prior to 2019. As part of the adoption of the New Lease Standard, the Company elected the package of practical expedients which allowed the Company to not re-assess 1) if any existing arrangements contained a lease, 2) the lease classification of any existing leases and 3) initial direct costs for any existing lease. The Company also elected the practical expedient which allows use of hindsight in determining the lease term for leases in existence at the date of adoption. Effective January 1, 2019, the Company reported lease right-of-use assets and lease liabilities on the Company's Consolidated Balance Sheets. Adoption of the New Lease Standard did not change the balances reported in the Company's 2019 Consolidated Statements of Operations, Consolidated Statements of Cash Flows, or Consolidated Statements of Comprehensive Income. See Footnote 10 "Leases" for additional information required as part of the adoption of the New Lease Standard.

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

Effective July 1, 2019, the FASB ASU No. 2019-07, “Codification Updates to SEC Sections — Amendments to SEC Paragraphs Pursuant to SEC Final Rule Releases No. 33-10532, Disclosure Update and Simplification, and Nos. 33-10231 and 33-10442, Investment Company Reporting Modernization and Miscellaneous Updates (SEC Update)”. ASU 2019-07 aligns the guidance in various SEC sections of the Codification with the requirements of certain SEC final rules. The adoption of this ASU did not have any impact on the Company's consolidated financial statements and disclosures.

Effective October 1, 2019, the Company adopted the FASB issued ASU No. 2017-04, "Intangibles - Goodwill and Other (Topic 350), Simplifying the Test for Goodwill Impairment." This ASU simplifies the subsequent measurement of goodwill by eliminating the second step of the goodwill impairment test and allows for an impairment of goodwill to be recorded as the difference in the carrying value and quantitative calculation of fair value (previously known as step one). Please refer to Footnote 7 "Impairment", for additional details of the annual goodwill impairment testing for its reporting units, including an impairment of $63.0 million which was recorded in the fourth quarter of 2019 in the Performance Materials segment.

2. Revenue from Contracts with Customers

The Company accounts for revenue in accordance with Accounting Standards Codification ("ASC") 606 Revenue from Contracts from Customers. The Company analyzes several factors, including but not limited to, the nature of the products being sold and contractual terms and conditions in contracts with customers to help the Company make such judgments about revenue recognition.

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

Performance Obligations

The following is a description of products and performance obligations, separated by reportable segments, from which the Company generates its revenue. For more detailed information about reportable segments, see Note 15, Segment Information, to these Consolidated Financial Statements.

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

Contract assets and liabilities consisted of the following:

In thousands	December 31, 2019	December 31, 2018	Dollar Change
Contract assets	$28,245	$23,040	$5,205
Contract liabilities	$1,441	$4,537	$(3,096)

The $5.2 million increase in contract assets from December 31, 2018 to December 31, 2019 was primarily due to timing of tooling billings to customers.

The $3.1 million decrease in contract liabilities from December 31, 2018 to December 31, 2019 was primarily due to revenue recognized of $4.5 million in 2019 related to contract liabilities at December 31, 2018, partially offset by customer deposits in 2019.

Disaggregated Revenue

The Company disaggregates revenue from customers by geographic region, as it believes this disclosure best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Disaggregated revenue by geographical region, based on the region in which the sales originated, for the years ended December 31, 2019 and 2018 were as follows:

	Year Ended December 31, 2019
In thousands	Performance Materials	Technical Nonwovens	Thermal Acoustical Solutions	Eliminations and Other	Consolidated Net Sales

North America	$176,094	$157,579	$245,870	$(24,287)	$555,256
Europe	61,889	68,456	98,221	(718)	227,848
Asia	7,497	29,311	17,486	—	54,294
Total Net Sales	$245,480	$255,346	$361,577	$(25,005)	$837,398

	Year Ended December 31, 2018
In thousands	Performance Materials	Technical Nonwovens	Thermal Acoustical Solutions	Eliminations and Other	Consolidated Net Sales

North America	$117,313	$167,519	$250,133	$(25,121)	$509,844
Europe	49,055	73,912	99,529	(697)	221,799
Asia	2,849	35,640	15,765	—	54,254
Total Net Sales	$169,217	$277,071	$365,427	$(25,818)	$785,897

3. Acquisitions and Divestitures

On August 31, 2018, the Company completed the acquisition of Interface Performance Materials ("Interface"), based in Lancaster, Pennsylvania. A globally-recognized leader in the delivery of engineered sealing solutions, the Interface operations manufacture wet-laid gasket and specialty materials primarily serving OEM and Tier I manufacturers in the agriculture, construction, earthmoving, industrial, and automotive segments. The transaction strengthens the Company's position as an industry-leading global provider of filtration materials and expands the Company's end markets into attractive adjacencies. The Company acquired one hundred percent of Interface for $268.4 million, net of cash acquired of $5.2 million. In the second quarter of 2019, the Company finalized the post closing adjustment leading to a decrease in purchase price of $1.4 million and resulting in a final purchase price of $267.0 million. The purchase price was financed with a combination of cash on hand and $261.4 million of borrowings from the Company's amended $450 million credit facility. The operating results of the Interface businesses have been included in the Consolidated Statements of Operations since August 31, 2018, the date of acquisition, and are reported within the Performance Materials reporting segment.

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

The following table summarizes the fair values of identifiable assets acquired and liabilities assumed at the date of the acquisition:

In thousands
Accounts receivable	$25,182
Inventories	17,013
Prepaid expenses and other current assets	2,382
Property, plant and equipment	40,902
Goodwill (Note 6)	129,749
Other intangible assets (Note 6)	106,900
Other assets	308
Total assets acquired, net of cash acquired	$322,436

Current liabilities	(11,319)
Deferred tax liabilities (Note 16)	(24,081)
Benefit plan liabilities (Note 12)	(19,002)
Other long-term liabilities	(1,031)
Total liabilities assumed	(55,433)
Total purchase price, net of cash acquired	$267,003

The following table reflects the unaudited pro forma operating results of the Company for the years ended December 31, 2019, 2018 and 2017, which gives effect to the acquisition of Interface as if it had occurred on January 1, 2017. The pro forma information includes the historical financial results of the Company and Interface. The pro forma results are not necessarily indicative of the operating results that would have occurred had the acquisition been effective January 1, 2017, nor are they intended to be indicative of results that may occur in the future. The pro forma information does not include the effects of any synergies related to the acquisition.

	For The Years Ended December 31,
	(Actual)	(Unaudited Pro Forma)	(Unaudited Pro Forma)
In thousands	2019	2018	2017
Net Sales	$837,398	$888,355	$840,040
Net Income	$(70,513)	$37,537	$36,773

Earnings per share:
Basic	$(4.08)	$2.18	$2.16
Diluted	$(4.08)	$2.17	$2.12

Included in net income during the year ended December 31, 2019 was $64.2 million of impairment charges in the Performance Materials segment, $12.3 million of intangible assets amortization expense related to acquired Interface intangible assets and $9.8 million of interest expense primarily to finance the Interface acquisition.

Pro forma adjustments during the year ended December 31, 2018 increased net income by $7.1 million. Included in net income for the year ended December 31, 2018 was $10.2 million of intangible assets amortization expense and $3.5 million of interest expense associated with borrowings under the Company's Amended Credit Agreement. Net income was adjusted to exclude items such as corporate strategic initiatives expenses, Interface management fee expenses and tax valuation allowance expenses.

Pro forma adjustments during the year ended December 31, 2017 reduced net income by $13.8 million. Included in net income for the year ended December 31, 2017 was $9.2 million of intangible assets amortization expense and $7.1 million of interest expense associated with borrowings under the Company's Amended Credit Agreement. Net income was adjusted to exclude items such as Interface management fee expenses and tax valuation allowance expenses.

On July 12, 2018, the Company acquired certain assets and assumed certain liabilities of the Precision Filtration division of Precision Custom Coatings ("PCC") based in Totowa, NJ. Precision Filtration is a producer of high-quality, air filtration media principally serving the commercial and residential HVAC markets with a range of low efficiency through high-performing air filtration media. The Company acquired the assets and liabilities of PCC for $1.6 million in cash with additional cash payments of up to $1.6 million to be made based on the achievement of certain future financial targets through 2022. The estimate of contingent consideration to be earned was revalued to fair value at December 31, 2019. PCC had a minimal impact on the Company's sales and operating income from the date of the acquisition in 2018 and the year ended December 31, 2019.

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

The Company did not report Geosol as a discontinued operation as it was not considered a strategic shift in Lydall's business. Accordingly, the operating results of Geosol are included in the operating results of the Company through the sale date and in comparable periods.

4. Inventories

Inventories as of December 31, 2019 and 2018 were as follows:

	December 31,
In thousands	2019	2018
Raw materials	$36,322	$37,731
Work in process	14,873	18,296
Finished goods	29,349	28,438
Total inventories	$80,544	$84,465

Included in work in process is net tooling inventory of $1.8 million and $4.3 million at December 31, 2019 and 2018, respectively.

5. Property, Plant and Equipment, Net

Property, plant and equipment as of December 31, 2019 and 2018 were as follows:

	Estimated Useful Lives	December 31,
In thousands		2019	2018
Land	–	$6,268	$6,280
Buildings and improvements	10-35 years	107,721	104,036
Machinery and equipment	5-25 years	308,457	289,059
Office equipment	2-8 years	36,905	36,110
Vehicles	3-6 years	1,516	1,640
Assets under finance leases:
Land	–	225	228
Buildings and improvements	2-10 years	—	229
Machinery and equipment	8-10 years	200	1,005
Office equipment	5 years	31	32
		461,323	438,619
Accumulated depreciation		(265,586)	(244,098)
Accumulated depreciation of finance leases		(143)	(608)
		195,594	193,913
Construction in progress		26,048	19,456
Total property, plant and equipment, net		$221,642	$213,369

Depreciation expense was $27.1 million in 2019, $23.4 million in 2018, and $21.4 million in 2017.

6. Goodwill and Long-Lived Assets

Gross and net carrying amounts of goodwill at December 31, 2019 and 2018 were as follows:

In thousands	Performance Materials	Technical Nonwovens	Thermal Acoustical Solutions	Totals
Goodwill	$144,626	$52,337	$12,160	$209,123
Accumulated amortization/impairment	—	—	(12,160)	(12,160)
Balance at December 31, 2018	144,626	52,337	—	196,963
Goodwill	143,658	53,254	12,160	209,072
Accumulated amortization/impairment	(63,000)	—	(12,160)	(75,160)
Balance at December 31, 2019	$80,658	$53,254	$—	$133,912

The changes in the carrying amounts of goodwill in 2019 and 2018 were as follows:

In thousands	Performance Materials	Technical Nonwovens	Totals
Balance at January 1, 2018	$13,307	$55,662	$68,969
Goodwill addition	131,509	—	131,509
Currency translation adjustment	(190)	(3,325)	(3,515)
Balance at December 31, 2018	144,626	52,337	196,963
Goodwill reduction	(662)	—	(662)
Goodwill impairment	(63,000)	—	(63,000)
Currency translation adjustment	(306)	917	611
Balance at December 31, 2019	$80,658	$53,254	$133,912

Goodwill Associated with Acquisitions and Divestitures

The net goodwill reduction of $0.7 million in 2019 within the Performance Materials segment was due to a goodwill reduction of $1.3 million as a result of post-closing purchase price adjustments in the second and third quarters of 2019 related to the acquisition of Interface Performance Materials on August 31, 2018, partially offset by acquisition activity in the second quarter of 2019 resulting in a goodwill addition of $0.6 million.

The additional goodwill of $131.5 million in 2018 within the Performance Materials segment results from the two acquisitions completed in the third quarter of 2018. The Interface acquisition accounted for $131.0 million of the $131.5 million increase. The amount allocated to goodwill was reflective of the benefits the Company expected to realize from the expansion of the Company's engineered materials offering, new product development and Interface's assembled workforce. None of the goodwill associated with the Interface acquisition is expected to be deductible for income tax purposes.

Goodwill Impairment

During the fourth quarter of 2019, the Company performed its annual impairment analysis of the goodwill in the Performance Materials reporting unit (PM reporting unit) and in the Technical Nonwovens reporting unit (TNW reporting unit). The Company used the qualitative method to analyze the goodwill for the TNW reporting unit by considering capital markets environment, economic conditions, industry trends, results of operations, and other factors. The Company also considered changes in assumptions used in the Company's most recent quantitative annual testing, including results of operations, the magnitude of excess of fair value over carrying value and other factors. As a result of this qualitative analysis, the Company concluded that the TNW reporting unit's fair value more likely than not exceeds its carrying value and as a result, the quantitative impairment assessment was not required to be completed.

For the PM reporting unit, the Company recorded a goodwill impairment charge of $63.0 million during the fourth quarter of 2019. See Note 7, Impairment, to these Consolidated Financial Statements for further discussion of the goodwill impairment.

Other Intangible Assets

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other intangible assets, net” in the Consolidated Balance Sheets as of December 31, 2019 and 2018:

	December 31, 2019		December 31, 2018
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	$142,400	$(30,648)	$141,455	$(11,453)
Patents	759	(607)	4,333	(3,816)
Technology	2,500	(977)	2,500	(810)
Trade names	7,293	(5,143)	7,235	(2,840)
License agreements	610	(610)	619	(619)
Other	551	(551)	561	(561)
Total amortized intangible assets	$154,113	$(38,536)	$156,703	$(20,099)

In connection with the acquisition of Interface on August 31, 2018, the Company recorded intangible assets of $106.9 million, which included $103.7 million of customer relationships and $3.2 million of trade names. As of December 31, 2019, the weighted average useful lives of Interface's intangible assets was 11 years.

Amortization of all intangible assets for the years ended December 31, 2019, 2018, and 2017 was $21.5 million, $9.3 million, and $4.5 million, respectively. Estimated amortization expense for intangible assets is expected to be $20.8 million, $16.3 million, $14.4 million, $12.7 million, $11.3 million, and $40.0 million for each of the years ending December 31, 2020 through 2024 and thereafter, respectively. As of December 31, 2019, the weighted average useful life of intangible assets was approximately 11 years.

7. Impairments of Goodwill and Other Long-Lived Assets

During the fourth quarter of 2019, in accordance with ASC 350 Intangibles - Goodwill and Other, the Company performed its annual impairment test of its goodwill held by the Performance Materials and Technical Nonwovens reporting units.  In addition, in accordance with ASC 360 Property, Plant & Equipment, the Company performed an impairment test on certain of its long-lived assets (principally machinery and equipment, and buildings and improvements) due to events and changes in circumstances during the fourth quarter of 2019 that indicated an impairment might have occurred.  As a result of these impairment tests, the Company recorded the following impairment charges during the fourth quarter of 2019:

In thousands	Performance Materials	Technical Nonwovens	Thermal Acoustical Solutions	Totals
Impairment of goodwill	$63,000	$—	$—	$63,000
Impairment of other long-lived assets	1,206	—	—	1,206
Total impairments	64,206	—	—	64,206

Goodwill

As a result of the Interface acquisition in August 2018 and recording the acquired assets and liabilities at fair value, there was a significant increase to the Performance Materials segment goodwill and intangible assets. Any declines in financial projections, including changes to key assumptions, could have a material, negative impact on the fair value of the segment, and therefore could result in an impairment.

During the fourth quarter of 2019 the Company recorded a goodwill impairment charge of $63.0 million in the Performance Materials segment. Lower than expected 2019 financial results from slowed demand in the sealing products' markets, combined with revised future financial projections, resulted in a reduction in the long-term forecasts of sales and cash generation as compared to prior projections for the Performance Materials reporting unit. As a result, the carrying value of the Performance Materials reporting unit exceeded its fair value by $63.0 million, resulting in the impairment charge.

Those factors, along with other factors, caused the Company to perform a quantitative goodwill impairment assessment. The Company weighted equally both an income approach (discounted cash flow model) and a market approach, both level 3 unobservable inputs, to determine the Performance Materials reporting unit's fair value.  The Company’s significant assumptions in the discounted cash flow model included, but were not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate. Calculation of future cash flows includes management estimates and assumptions that are based on the best available information as of the date of the assessment.  Future cash flows can be affected by numerous factors including changes in economic, industry or market conditions, changes in the underlying business or products of the reporting unit, changes in competition and changes in technology. There are inherent uncertainties and management judgment required in an analysis of goodwill impairment. The Company believes the income approach was appropriate because it provided a fair value estimate based upon the reporting unit's expected long-term operations and cash flow performance.

The Company also used a form of the market approach, which was derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting unit operates giving consideration to risk profiles, size, geography, and diversity of products and services. Other assumptions included adding an implied control premium to the valuation based on estimating the fair value on a controlling basis, which was derived from research on control premiums observed in recent mergers and acquisitions in the industries in which Lydall operates. The Company believes the market approach was appropriate because it provided a fair value using multiples from companies with operations and economic characteristics similar to the Performance Materials reporting unit.

The Company also performed an overall reconciliation to corroborate the fair value derived from the income and market approaches to Lydall's overall market capitalization.

Other Long-Lived Assets

The Company performed an impairment assessment on the long-lived assets for its two Thermal Acoustical Solutions European plants during the fourth quarter of 2019 due to negative 2019 financial performance compared to budget, changes in financial projections and general weakening in the European automotive sector. The Company considered each operating plant's asset group, primarily consisting of machinery and equipment, and buildings and improvements. Step one of the impairment tests required by ASC 350 failed as the undiscounted cash flows over the useful life of each operating plant's primary assets did not exceed the separate plant's asset groups carrying values of $28.5 million and $12.5 million. As part of step two of the impairment assessment, the Company used the market approach to determine fair value based on independent appraisals of the long-lived assets. The Company determined that impairment did not exist as the fair value of the long-lived asset groups for each operating plant exceeded their carrying amounts. Small changes in future operating results could result in a future non-cash impairment charge.

During the fourth quarter of 2019, as a result of negative cash flows in 2019 and an expected reduction in demand from certain customers further impacting net sales and cash flows in 2020, the Company tested for impairment a discrete long-lived asset group (primarily consisting of machinery and equipment and patents) in the Performance Materials segment with a carrying value of approximately $3.0 million. To determine the recoverability of this asset group, the Company completed an undiscounted cash flow analysis (income approach) and compared it to the asset group carrying value in accordance with ASC 350. This analysis was primarily dependent on the expectations for net sales over the estimated remaining useful life of the underlying asset group. The impairment test concluded that the asset group was not recoverable as the resulting undiscounted cash flows were less than their carrying amount. The Company then determined that fair value of the asset group exceeded its carrying value and recorded a long-lived asset impairment charge of $1.2 million.

8. Long-term Debt and Financing Arrangements

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

Interest is charged on borrowings at the Company’s option of either: (i) Base Rate plus the Applicable Rate, or (ii) the Eurodollar Rate plus the Applicable Rate. The Base Rate is a fluctuating rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by Bank of America, and (c) the Eurocurrency Rate plus 1.00%. The Eurocurrency Rate means (i) if denominated in LIBOR quoted currency, a fluctuating LIBOR per annum rate equal to the London Interbank Offered Rate; (ii) if denominated in Canadian Dollars, the rate per annum equal to the Canadian Dollar Offered Rate; or (iii) the rate per annum as designated with respect to such alternative currency at the time such alternative currency is approved by the Lenders. The Applicable Rate is determined based on the Company’s Consolidated Leverage Ratio (as defined in the Amended Credit Agreement). The Applicable Rate added to the Base Rate Committed Loans ranges from 0.00% to 1.25%, and the Applicable Rate added to Eurocurrency Rate Committed Loans and Letters of Credit ranges from 0.75% to 2.00%. The Company pays a quarterly fee ranging from 0.15% to 0.275% on the unused portion of the revolving commitment. The Company has entered into multiple interest rate swaps to convert a portion of the Company's one-month LIBOR-based borrowings from a variable rate to a fixed rate. See Note 9, Derivatives, to these Consolidated Financial Statements.

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

The Amended Credit Agreement contains covenants required of the Company and its subsidiaries, including various affirmative and negative financial and operational covenants. The Company is required to meet certain quarterly financial covenants calculated from the four fiscal quarters most recently ended, including: (i) a minimum consolidated fixed charge coverage ratio, which requires that at the end of each fiscal quarter the ratio of (a) consolidated EBITDA to (b) the sum of consolidated interest charges, redemptions, non-financed maintenance capital expenditures, restricted payments and taxes paid, each as defined in the Amended Credit Agreement, may not be lower than 1.25 to 1.0; and (ii) a consolidated net leverage ratio, which requires that at the end of each fiscal quarter the ratio of consolidated funded indebtedness minus consolidated domestic cash to consolidated EBITDA, as defined in the Amended Credit Agreement, may not be greater than 3.5 to 1.0. The Company was in compliance with all covenants at December 31, 2019.

At December 31, 2019, the Company had borrowing availability of $121.6 million under the Facility, net of $273.0 million of borrowings outstanding and standby letters of credit outstanding of $1.9 million. The borrowings outstanding include a $146.1 million term loan, net of $0.4 million in debt issuance costs being amortized to interest expense over the debt maturity period.

In addition to the amounts outstanding under the Facility, the Company has various foreign credit facilities totaling approximately $7.0 million. At December 31, 2019, the Company's foreign subsidiaries had $2.1 million in standby letters of credit outstanding.

The Company also has finance lease agreements for machinery and equipment at multiple operations requiring monthly principal and interest payments through 2020.

Total outstanding debt consists of:

			December 31,
In thousands	Effective Rate	Maturity	2019	2018
Revolver loan	3.80%	8/31/2023	$126,500	$138,000
Term loan, net of debt issuance costs	3.80%	8/31/2023	146,106	186,498
Finance leases	0.00% - 2.09%	2020	35	315
			272,641	324,813
Less portion due within one year			(9,928)	(10,172)
Total long-term debt, net of debt issuance costs			$262,713	$314,641

As of December 31, 2019, total debt maturing in 2020, 2021, 2022, and 2023 is $10.0 million, $10.0 million, $10.0 million, and $243.0 million, respectively.

The weighted average interest rate on long-term debt was 4.3% for the year ended December 31, 2019, compared with 3.4% and 2.2% for the years ended December 31, 2018 and 2017, respectively.

The carrying value of the Company’s $450 million Facility approximates fair value given the variable rate nature of the debt. The fair values of the Company’s long-term debt are determined using discounted cash flows based upon the Company’s estimated current interest cost for similar type borrowings or current market value, which falls under Level 2 of the fair value hierarchy.

9. Derivatives

The Company selectively uses financial instruments to manage market risk associated with exposure to fluctuations in interest rates and foreign currency rates. These financial exposures are monitored and managed by the Company as an integral part of its risk management program.

Interest Rate Hedging

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

Net Investment Hedges

The Company’s operations are subject to certain risks, including foreign currency exchange rate fluctuations. From time to time, the Company enters into cross-currency swaps designated as hedges, recorded at fair value using Level 2 observable market inputs, to protect the Company's net investments in subsidiaries denominated in currencies other than the US dollar.

In November 2019, the Company entered into three fixed-to-fixed cross-currency swaps with banking institutions with aggregate notional amounts totaling €67.8 million ($75 million U.S. dollar equivalent). These swaps hedge a portion of Lydall, Inc's net investment in a Euro functional currency denominated subsidiary against the variability of exchange rate translation impacts between the U.S. Dollar and Euro. These contracts require monthly cash interest exchanges over the life of the contracts with the Company recognizing a reduction to interest expense due to the favorable interest rate differential between the U.S. dollar and Euro. Also, settlement of the notional €22.6 million ($25 million U.S. Dollar equivalent) cross-currency swaps occur at maturity dates of August 2021, August 2022 and August 2023. The Company assesses hedge effectiveness of the cross-currency swaps quarterly by ensuring the critical terms of the swaps continue to match the critical terms of the designated net investment. The Company elected to assess effectiveness using the spot method, and as a result, records the interest rate differential monthly in the Company's Statement of Operations.

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

The following table sets forth the fair value amounts of derivative instruments held by the Company:

	December 31, 2019		December 31, 2018
In thousands	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$2	$4,538	$179	$2,738
Cross-currency swaps	—	1,817	—	—
Total derivatives	$2	$6,355	$179	$2,738

The following table sets forth the (loss) income, recorded in accumulated other comprehensive loss, net of tax, for the years ended December 31, 2019 and 2018 for derivatives held by the Company and designated as hedging instruments:

	Years Ended December 31,
	2019	2018
Cash flow hedges:
Interest rate contracts	$(1,500)	$(2,096)
Cross-currency swaps	$(1,403)	$—
Total derivatives	$(2,903)	$(2,096)

10. Leases

From time to time, the Company enters into arrangements with vendors to provide certain tangible assets used in the Company's operations which qualify as a lease pursuant to ASC 842, Leases. The tangible assets leased include buildings, office equipment, machinery and vehicles. The Company's leases have remaining terms of a few months to 14 years, some of which have options to extend for a period of up to 7 years and some of which have options to terminate within 1 year.

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

As most leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. At December 31, 2019, the weighted average discount rate used for operating and finance leases is 4.39% and 1.61%, respectively. The implicit rate is used when readily determinable from a lease.

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

The components of lease expense are as follows:

In thousands	For the year ended December 31, 2019
Finance lease expense:
Amortization of right-of-use assets	$81
Interest on lease liabilities	2
Operating lease expense	6,510
Short-term lease expense	918
Variable lease expense	199
Total lease expense	$7,710

Supplemental balance sheet information related to leases are as follows:

In thousands, except lease term	December 31, 2019
Operating leases:
Operating lease right-of-use assets	$23,116

Short-term lease liabilities, included in "Other accrued liabilities"	$4,789
Long-term lease liabilities	18,424
Total operating lease liabilities	$23,213

Finance leases:
Property, plant and equipment	$456
Accumulated depreciation	(143)
Property, plant and equipment, net	$313

Short-term lease liabilities, included in debt	$35
Long-term lease liabilities, included in debt	—
Total finance lease liabilities	$35

Weighted average remaining lease term:
Operating leases	7.1 years
Finance leases	20.4 years

Supplemental cash flow information related to leases are as follows:

For the year ended December 31,
In thousands	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,301
Operating cash flows from finance leases	2
Financing cash flows from finance leases	240

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	1,743
Finance leases	—

As of December 31, 2019, future lease payments maturities were as follows:

In thousands
Years Ending December 31,	Operating Leases	Finance Leases
2020	$5,680	$36
2021	4,329	—
2022	3,555	—
2023	2,659	—
2024	1,848	—
Thereafter	9,465	—
Total lease payments	27,536	36
Less imputed interest	(4,323)	(1)
Total discounted future lease payments	$23,213	$35

As of December 31, 2018, future lease payment maturities were as follows:

In thousands
Years Ending December 31,	Operating Leases	Finance Leases
2019	$6,004	$279
2020	4,871	35
2021	3,877	—
2022	3,226	—
2023	2,617	—
Thereafter	11,111	—
Total lease payments	$31,706	$314

11. Capital Stock

Preferred Stock — The Company has authorized Preferred Stock with a par value of $0.01. None of the 500,000 authorized shares have been issued.

Common Stock — As of December 31, 2019, 5,422 Lydall stockholders of record held 17,622,191 shares of Common Stock.

Dividend policy — The Company does not pay a cash dividend on its common stock. The Company’s Amended Credit Agreement does not place any restrictions on cash dividend payments, so long as the payments do not place the Company in default.

12. Employer Sponsored Benefit Plans

During 2019, the Company maintained a domestic defined benefit pension plan ("U.S. Lydall Pension Plan") and two domestic defined benefit pension plans acquired in the Interface acquisition: the Retirement Income Plan for Employees of Interface Performance Materials, Inc. ("IPM Pension Plan"), and the Interface Sealing Solutions, Inc. Pension Plan ("ISS Pension Plan"), collectively, the "Interface Pension Plans."

During 2019, the Company settled the pension obligation of the U.S. Lydall Pension Plan through lump sum distributions to participants or by irrevocably transferring pension liabilities to two insurance companies through the purchase of group annuity contracts. These purchases, funded with pension assets, resulted in a pre-tax settlement loss of $25.7 million in 2019 related to the recognition of accumulated deferred actuarial losses U.S. Lydall Pension Plan as well as settlement-related fees and expenses. The settlement loss was included as non-operating expense in the consolidated statements of operations. No contributions were made to the U.S. Lydall Pension Plan during the year ended December 31, 2019.

The Interface Pension Plans cover Interface's union and non-union employees. The plans are closed to new employees and benefits are no longer accruing for the majority of participants. Contributions of $1.4 million were made to the plans during the year ended December 31, 2019. During the fourth quarter of 2019, the Company terminated the ISS Pension Plan. The Company anticipates completing the settlement of this plan in the first half of 2020. At December 31, 2019, the benefit obligations of the ISS Pension Plan have been valued at the amount expected to be required to settle the obligations through a combination of participant-elected lump sums or annuities, and the cost to purchase those annuities. Overall, the Company estimates it will incur expense of approximately $0.4 million to $0.6 million in 2020 when the plan settlement is completed. The Company is expected to make a one-time cash contribution of approximately $0.7 million to $0.9 million to purchase annuities for participants and make lump sum payments. The estimated expense and cash contribution are subject to change based on valuations at the actual date of settlement.

During 2019 and 2018, certain union employees of Interface participated in a separate multi-employer pension plan. There were no significant contributions to the multi-employer plan during 2019 and 2018. In the fourth quarter of 2019, the Company negotiated with its union employees and the multi-employer pension plan the withdrawal from the plan and satisfied all outstanding obligations with a payment of $2.2 million, which was previously accrued on the Company's consolidated balance sheet at $2.7 million, resulting in a pension settlement gain of $0.5 million in 2019.

The Company’s funding policy for the Interface Pension Plans is to fund not less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes.

Plan assets and benefit obligations of the former U.S. Lydall Pension Plan and the Interface Pension Plans were as follows:

	December 31,
In thousands	2019	2018
Change in benefit obligation:
Net benefit obligation at beginning of year	$102,679	$51,882
Benefit obligation assumed through acquisition	—	52,392
Service Cost	136	46
Interest cost	2,132	2,595
Actuarial loss/(gain)	5,149	(876)
Gross benefits paid	(2,932)	(3,360)
Net effect of remeasurement	(3,290)	—
Settlement	(48,773)	—
Net benefit obligation at end of year	$55,101	$102,679
Change in plan assets:
Fair value of plan assets at beginning of year	$87,452	$44,174
Fair value of plan assets through acquisition	—	43,230
Actual return/(loss) on plan assets	6,987	(4,092)
Contributions	1,415	7,500
Gross benefits paid	(2,932)	(3,360)
Net effect of remeasurement	(211)	—
Settlement	(48,773)	—
Fair value of plan assets at end of year	$43,938	$87,452
Net benefit obligation in excess of plan assets	$(11,163)	$(15,227)
Balance sheet amounts:
Current liabilities	$(787)	$(3,078)
Noncurrent liabilities	$(10,376)	$(12,149)
Total liabilities	$(11,163)	$(15,227)
Amounts recognized in accumulated other comprehensive income, net of tax consist of:
Net actuarial loss	$2,579	$21,850
Net amount recognized	$2,579	$21,850

At December 31, 2019, in addition to the accrued benefit liability of $11.2 million recognized for the Company’s domestic defined benefit pension plans, the Company had foreign pension plans, including those acquired in the Interface acquisition, with an accrued benefit liability of $5.2 million and accumulated other comprehensive loss, net of tax, of $0.9 million. At December 31, 2018, in addition to the accrued benefit liability of $15.2 million recognized for the Company’s domestic defined benefit pension plan, the Company had foreign pension plans, including those acquired in the Interface acquisition, with an accrued benefit liability of $4.7 million and accumulated other comprehensive loss, net of tax, of $0.4 million.

In addition to the Domestic Pension Plans included in the table above, the Interface domestic post-retirement benefits include life insurance and medical benefits for certain domestic employees with an accrued benefit liability of $3.6 million at December 31, 2019 and $4.1 million at December 31, 2018. For the year ended December 31, 2019, benefit expense of approximately $0.1 million was recognized and benefit payments of $0.2 million were made. From the August 31, 2018 acquisition to December 31, 2018, benefit expense of $0.1 million was recognized and benefit payments of $0.1 million were made.

The U.S. Lydall Pension Plan liability, net of tax, included in other comprehensive income decreased by $19.4 million as a result of the settlement. The Interface Pension Plans' liability, net of tax, included in other comprehensive income increased by $0.3 million at December 31, 2019. The U.S. Lydall Pension Plan liability, net of tax, included in other comprehensive income increased by $1.8 million for the year ended December 31, 2018. The Interface Pension Plans liability, net of tax, included in other comprehensive income increased by $1.8 million at December 31, 2018.

Aggregated information for the domestic defined benefit pension plans with an accumulated benefit obligation in excess of plan assets is provided in the tables below:

	December 31,
In thousands	2019	2018
Projected benefit obligation	$55,101	$102,679
Accumulated benefit obligation	$55,101	$104,188
Fair value of plan assets	$43,938	$87,452

Components of net periodic benefit cost for the domestic defined benefit pension plans:

	December 31,
In thousands	2019	2018	2017
Service cost	$136	$46	$—
Interest cost	2,886	2,595	2,058
Expected return on plan assets	(2,601)	(3,339)	(2,376)
Amortization of actuarial net loss	464	1,024	1,092
Total net periodic benefit cost	$885	$326	$774
Settlement loss	25,247	$—	$—
Total employer pension plan cost	$26,132	$326	$774

The Company reports the service cost component of net periodic benefit cost in the same line item as other compensation costs in operating expenses and the non-service cost components of net periodic benefit cost in other income and expense.

The major assumptions used in determining the year-end benefit obligation and annual net cost for the domestic defined benefit pension plans are presented in the following table:

	Benefit Obligation		Net Cost
For the years ended December 31,	2019	2018	2019	2018	2017
Discount rate	3.37%	3.99%	3.88%	3.75%	4.21%
Expected return on plan assets	5.06%	4.08%	4.65%	5.79%	6.30%

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

Investment management objectives for the Interface Pension Plans include maintaining an adequate level of diversification to balance market risk and to provide sufficient liquidity for near-term payments of benefits accrued under the Plans and to pay the expenses of administration. Investment decisions are based on the returns and risk relative to the Plan's liabilities, an approach commonly referred to as liability-driven investing. The long-term investment objective of the Interface Pension Plan is to achieve a total return equal to or greater than the assumed weighted rate of return, currently 5.20%. Though it is the intent of the Committee to achieve income and growth, that intent does not include taking extraordinary risks or engaging in investment activities not commonly considered prudent under the standards imposed by ERISA. The allowable investments include: securities, mutual funds, sub-advisers, independent investment managers and/or programs, and cash or cash equivalents. Prohibited investments include: single strategy hedge funds, investment in individual securities, direct investment in venture capital, and CMO derivatives and commodities.

The following table presents the target allocation of the IPM Pension Plan assets for 2020 and the actual allocation of all domestic defined benefit pension plan assets as of December 31, 2019 and 2018 by major asset category:

	Target Allocation	Actual Allocation of Plan Assets December 31,
Asset Category	2020 (1)	2019	2018 (2)
Domestic equities	20% - 40%	38%	16%
International equities	15% - 35%	25%	11%
Fixed income	20%-45%	18%	49%
Real assets	0% - 10%	7%	3%
Hedge fund of funds	5% - 15%	9%	5%
Cash and cash equivalents	0% - 10%	3%	16%

(1) Target allocation percentages reflect the IPM Pension Plan only, as the terminated ISS Pension Plan assets, which comprise 5% of the total domestic defined benefit pension balances at December 31, 2019, has an investment target of primarily fixed income investments in anticipation of 2020 settlement.

(2) Plan Assets as of December 31, 2018 included values associated with the U.S. Lydall Plan, which was settled during 2019.

The investments of the domestic defined benefit plans are stated at fair value. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The asset’s fair value measurement level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. The framework for measuring fair value provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The fixed income long duration fund and certain hedge funds that were measured at fair value using the NAV practical expedient are included as a reconciling item to the fair value table.

The following tables set forth the fair value of the assets by major asset category as of December 31, 2019 and December 31, 2018:

December 31, 2019
In thousands	Level 1	Level 2	Level 3	Measured at NAV	Total

Domestic equity	$16,729	$—	$—	$—	$16,729
International equity	10,903	—	—	—	10,903
Fixed income	3,724	—	—	—	3,724
U.S. government securities	—	2,686	—	—	2,686
Corporate and foreign bonds	—	1,701	—	—	1,701
Real assets	3,010	—	—	—	3,010
Hedge fund of funds	4,009	—	—	—	4,009
Cash and cash equivalents	145	1,031	—	—	1,176
Total Assets at Fair Value	$38,520	$5,418	$—	$—	$43,938

December 31, 2018
In thousands	Level 1	Level 2	Level 3	Measured at NAV	Total

Domestic equity	$13,941	$—	$—	$—	$13,941
International equity	9,547	—	—	—	9,547
Fixed income	10,977	—	—	27,727	38,704
U.S. government securities	—	2,466	—	—	2,466
Corporate and foreign bonds	—	1,448	—	—	1,448
Real assets	2,808	—	—	—	2,808
Hedge fund of funds	4,129	—	—	312	4,441
Cash and cash equivalents	12,027	2,070	—	—	14,097
Total Assets at Fair Value	$53,429	$5,984	$—	$28,039	$87,452

Domestic and international equities consist primarily of mutual funds valued at the closing price reported in the active market in which individual securities are traded.

Fixed income consisted of mutual funds valued using quoted market prices and a long duration fixed income held in proprietary funds pooled with other investor accounts which sometimes uses the net asset value (NAV) per share practical expedient to measure fair value.

Real assets includes inflation hedge mutual funds that invest primarily in a portfolio of inflation-protected debt securities, real-estate related securities and commodity/natural resource-related securities. The mutual fund, which is valued using quoted market prices, is designed to protect against the long-term effects of inflation on an investment portfolio with the long-term objective of preservation of capital with current income.

U.S. government securities include U.S. Treasury Notes and Bonds which represent middle range and long term fixed income investments, and are valued using pricing models maximizing the use of observable inputs for similar securities.

Corporate and foreign bonds primarily include a diversified portfolio of U.S. corporate debt obligations, and are valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for identical or similar bonds, the bond is valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks or a broker quote if available.

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

Estimated Future Contributions and Benefit Payments

The Company expects to contribute approximately $2.4 million in cash to its domestic defined employee benefit plans in 2020.

Estimated future benefit payments for the next 10 years for the Interface Pension Plans are as follows:

In thousands	2020	2021	2022	2023	2024	2025-2028
Benefit payments	$5,903	$3,026	$3,065	$3,082	$3,138	$15,957

Employee Savings Plan

The Company also sponsors a 401(k) Plan. Employer contributions to this plan amounted to $3.7 million in 2019, $2.9 million in 2018, and $2.6 million in 2017. Matching contributions by the Company are made on employee pretax contributions up to five percent of compensation, with the first three percent matched at 100% and the next two percent matched at 50%.

13. Equity Compensation Plans

As of December 31, 2019, the Company’s equity compensation plans consisted of the 2003 Stock Incentive Compensation Plan (the “2003 Plan”) and the 2012 Stock Incentive Plan (the “2012 Plan” and together with the 2003 Plan, the “Plans”) under which incentive and non-qualified stock options and time and performance based restricted shares have been granted to employees and directors from authorized but unissued shares of common stock or treasury shares. The 2003 Plan is not active, but continues to govern all outstanding awards granted under the plan until the awards themselves are exercised or terminate in accordance with their terms. The 2012 Plan, approved by stockholders on April 27, 2012, authorized 1,750,000 shares of common stock for awards. The 2012 Plan also authorizes an additional 1,200,000 shares of common stock to the extent awards granted under prior stock plans that were outstanding as of April 27, 2012 are forfeited. The 2012 Plan provides for the following type of awards: options, restricted stock, restricted stock units and other stock-based awards. During the fourth quarter of 2019, additional shares of common stock were issued pursuant to separate inducement share agreements with two individuals as material inducement to their employment with the Company (the "Inducement Grants"). The Inducement Grants awarded stock options and restricted stock to the two individuals. Amounts shown below are inclusive of the Plans and the Inducement Grants.

The Company accounts for the expense of all share-based compensation by measuring the awards at fair value on the date of grant. The Company recognizes expense on a straight-line basis over the vesting period of the entire award. Options issued by the Company under its stock option plans have a term of ten years and generally vest ratably over a period of three to four years. Time-based restricted stock grants are expensed over the vesting period of the award, which is typically two to four years. The number of performance based restricted shares that vest or forfeit depend upon achievement of certain targets during the performance period. The Company accounts for forfeitures as they occur. Compensation expense for performance based awards granted prior to December 2018 is recorded based upon the service period and management’s assessment of the probability of achieving the performance goals and will be adjusted based upon actual achievement. In December 2018, the performance metric changed to a 3-year relative Total Shareholder Return (TSR) compared to S&P 600 industrial index instead of a pre-established earning-per-share target to better align compensation to the long-term interest of shareholders. Stock options issued under the current plan must have an exercise price that may not be less than the fair market value of the Company’s common stock on the date of grant. The Plans provide for automatic acceleration of vesting in the event of a change in control of the Company.

The Company incurred compensation expense of $2.9 million, $2.1 million, and $4.3 million for the years ended December 31, 2019, 2018, and 2017, respectively, for all stock-based compensation plans, including restricted stock awards. No compensation costs were capitalized as part of inventory. The associated tax benefit realized was $0.2 million, $1.3 million, and $4.0 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Stock Options

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for the years ended December 31:

	2019	2018	2017
Risk-free interest rate	1.7%	2.7%	2.2%
Expected life	5.3 years	5.5 years	5.5 years
Expected volatility	37%	34%	33%
Expected dividend yield	—%	—%	—%

The following is a summary of the option activity as of December 31, 2019 and changes during the year then ended:

In thousands except per share amounts and years
	Shares	Weighted-Average Exercise Price	Weighted- Average Remaining Contractual Term (years)	Aggregate Intrinsic Value
Outstanding at December 31, 2018	623	$30.14
Granted	242	$19.35
Exercised	(40)	$11.47
Forfeited/Cancelled	(142)	$31.36
Outstanding at December 31, 2019	683	$27.15	7.9	$688
Options exercisable at December 31, 2019	318	$33.01	6.1	$372
Unvested at December 31, 2019	365	$22.04	3.0	$316

The Company granted 242,592, 245,830, and 99,840 stock options during 2019, 2018, and 2017, respectively. The weighted-average grant-date fair value of options granted during the years 2019, 2018, and 2017 was $19.35, $21.49, and $17.91, respectively. There were 40,147 options exercised in 2019, 54,316 options exercised in 2018, and 90,897 options exercised in 2017. The intrinsic value for options exercised during 2019 was $0.4 million and the associated tax benefit realized from stock options exercised was $0.1 million. The total intrinsic value for options exercised during 2018 was $1.4 million and the associated tax benefit realized from stock options exercised was $0.3 million. The total intrinsic value for options exercised during 2017 was $3.6 million and the associated tax benefit realized from stock options exercised was $1.1 million. The amount of cash received from the exercise of stock options was $0.4 million in 2019, $0.9 million in 2018, and $1.3 million in 2017. At December 31, 2019, the total unrecognized compensation cost related to non-vested stock option awards was approximately $2.7 million, with a weighted average expected amortization period of 3.0 years.

Restricted Stock

The following is a summary of the Company’s unvested restricted shares for the year ended and as of December 31, 2019:

In thousands except per share amounts
Outstanding Restricted Shares	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at December 31, 2018	304	$37.02
Granted	157	$20.96
Vested	(23)	$56.45
Forfeited/Cancelled	(150)	$38.07
Nonvested at December 31, 2019	288	$26.13

Restricted stock includes both performance-based and time-based awards. Compensation for restricted stock is recorded based on the fair market value of the stock on the grant date and amortized to expense over the vesting period of the award. The Company granted 59,566, 99,560, and 52,595 shares of performance-based restricted stock during 2019, 2018, and 2017, respectively. The Company granted 97,803 shares of time-based restricted stock in 2019, 71,516 shares in 2018, and 22,700 in 2017. The Company granted 1,245, and 485 of time-based restricted stock units in 2018 and 2017, respectively. The weighted average fair value per share of restricted stock granted was $20.96, $25.19, and $45.18 during 2019, 2018, and 2017, respectively. During 2019, 2018, and 2017, respectively, there were 150,365, 8,440 and 14,045 shares of restricted stock forfeited. The fair value of awards for which restrictions lapsed during the years ended December 31, 2019, 2018, and 2017 was $0.5 million, $3.2 million, and $8.0 million, respectively. At December 31, 2019, the total unrecognized compensation cost related to non-vested restricted stock awards was approximately $4.5 million, with a weighted average expected amortization period of 2.4 years.

Stock Repurchases

During the year ended December 31, 2019, the Company acquired 7,122 shares of common stock valued at $0.2 million, through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company's equity compensation plans, which provide for the Company to withhold the number of shares having fair value equal to each recipient's tax withholding due.

14. Restructuring

In April 2017, the Company commenced a restructuring plan in the Technical Nonwovens segment which includes plant consolidations and transfer of equipment to other facilities within the segment's Europe and China operations. The consolidation of certain plants, which concluded in the fourth quarter of 2019, is expected to reduce operating costs, increase efficiency and enhance the Company’s flexibility by better aligning its manufacturing footprint with the segment's customer base. The Company recorded expenses of $3.7 million in connection with this restructuring plan, of which approximately $3.3 million resulted in cash expenditures over the period of consolidation. The Company also incurred cash expenditures of approximately $3.8 million for capital expenditures associated with this plan.

During the year ended December 31, 2019, the Company recorded pre-tax restructuring expenses of $0.8 million as part of this restructuring plan. Restructuring expenses of $0.6 million were recorded in cost of sales and $0.2 million were recorded in selling, product development and administrative expenses. During the year ended December 31, 2018, the Company recorded pre-tax restructuring expenses of $2.3 million as part of this restructuring plan. Restructuring expenses of $1.9 million were recorded in cost of sales and $0.4 million were recorded in selling, product development and administrative expenses.

Actual pre-tax expenses incurred for the restructuring program by type are as follows:

In thousands	Severance and Related Expenses	Contract Termination Expenses	Facility Exit, Move and Set-up Expenses	Total
Expenses incurred during year ended:
December 31, 2017	$181	$154	$327	$662
December 31, 2018	606	136	1,555	2,297
December 31, 2019	145	—	622	767
Total expenses	$932	$290	$2,504	$3,726

There were cash outflows of $0.8 million and $2.2 million for the restructuring program for the years ended December 31, 2019 and 2018, respectively.

Accrued restructuring costs were as follows at December 31, 2019:

In thousands	Total
December 31, 2017	$333
Pre-tax restructuring expenses, excluding depreciation	$2,012
Cash paid	(2,198)
December 31, 2018	$147
Pre-tax restructuring expenses, excluding depreciation	$767
Cash paid	(806)
December 31, 2019	$108

15. Segment Information

The Company’s reportable segments as of December 31, 2019 were Performance Materials, Technical Nonwovens, Thermal Acoustical Solutions.

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

Net sales by segment, as well as reconciling items, to equal consolidated net sales for the years ended December 31, 2019, 2018, and 2017 were as follows:

Consolidated Net Sales	For the Years Ended December 31,

In thousands	2019	2018	2017
Performance Materials Segment (1):
Filtration	$93,314	$93,089	$87,173
Sealing and Advanced Solutions	152,166	76,128	29,496
Performance Materials Segment net sales	245,480	169,217	116,669
Technical Nonwovens Segment (2):
Industrial Filtration	144,320	157,606	147,087
Advanced Materials (3)	111,026	119,465	121,990
Technical Nonwovens net sales	255,346	277,071	269,077
Thermal Acoustical Solutions Segment:
Parts	326,436	328,057	318,217
Tooling	35,141	37,370	23,888
Thermal Acoustical Solutions Segment net sales	361,577	365,427	342,105
Eliminations and Other (3)	(25,005)	(25,818)	(29,414)
Consolidated Net Sales	$837,398	$785,897	$698,437

Operating income by segment and Corporate Office Expenses for the years ended December 31, 2019, 2018, and 2017 were as follows:

Operating Income	For the Years Ended December 31,

In thousands	2019	2018	2017
Performance Materials Segment (1)	$(59,804)	$13,139	$12,321
Technical Nonwovens Segment (2)	22,895	21,323	26,047
Thermal Acoustical Solutions Segment	23,590	38,085	53,132
Corporate Office Expenses	(25,506)	(23,359)	(25,300)
Consolidated Operating Income	$(38,825)	$49,188	$66,200

Operating results in 2019 were negatively impacted by $64.2 million related to the impairment of goodwill and other long-lived assets in the Performance Materials segment, $12.2 million of incremental intangible assets amortization, $2.3 million of CEO transition expenses within Corporate Office Expenses, $1.9 million of reduction-in-force severance expenses across all segments, $1.5 million of corporate strategic initiatives expenses within Corporate Office Expenses, and $0.8 million of restructuring expenses in the Technical Nonwovens segment. Operating results in 2018 were negatively impacted by $3.6 million of corporate strategic initiatives expenses predominantly within Corporate Office Expenses, $2.3 million of restructuring expenses in the Technical Nonwovens segment, and a $2.0 million purchase accounting adjustment related to inventory step-up in the Performance Materials segment. Operating results in 2017 were negatively impacted by $1.7 million of expenses associated with the combination of the Company's former T/A Metals and T/A Fibers segments, a $1.1 million purchase accounting adjustment related to inventory step-up in the Technical Nonwovens segment, $0.7 million and $0.3 million related to severance expenses for a reduction in force in the Thermal Acoustical Solutions and Technical Nonwovens segments, respectively, $0.8 million of corporate strategic initiatives expenses predominantly within Corporate Office Expenses, a $0.8 million non-cash long-lived asset impairment in the Performance Materials segments and $0.7 million of restructuring expenses in the Technical Nonwovens segment.

Total assets by segment and the Corporate Office were as follows at December 31, 2019, 2018, and 2017:

Total Assets	December 31,

In thousands	2019	2018	2017
Performance Materials Segment (1)	$325,164	$414,211	$72,837
Technical Nonwovens Segment (2)	242,787	242,007	271,713
Thermal Acoustical Solutions Segment	199,218	201,509	189,301
Corporate Office	18,768	14,959	27,020
Total Assets	$785,937	$872,686	$560,871

The significant reduction in total assets in the Performance Materials segment was driven by $64.2 million of goodwill and other long lived asset impairment charges in the fourth quarter of 2019.

Total capital expenditures and depreciation and amortization by segment and the Corporate Office for the years ended December 31, 2019, 2018, and 2017 were as follows:

	Capital Expenditures			Depreciation and Amortization

In thousands	2019	2018	2017	2019	2018	2017
Performance Materials Segment (1)	$8,914	$11,288	$3,610	$25,118	$9,006	$3,996
Technical Nonwovens Segment (2)	9,345	5,864	2,903	12,702	13,877	12,625
Thermal Acoustical Solutions Segment	17,858	11,934	17,462	10,168	9,190	8,619
Corporate Office	316	544	940	635	658	699
Total	$36,433	$29,630	$24,915	$48,623	$32,731	$25,939

Net sales by geographic area for the years ended December 31, 2019, 2018 and 2017 and long-lived asset information by geographic area as of December 31, 2019, 2018, and 2017 were as follows:

	Net Sales			Long-Lived Assets

In thousands	2019	2018	2017	2019 (4)	2018	2017
United States (1)	$478,720	$422,222	$376,086	$138,265	$136,448	$93,583
France (1)	75,313	66,579	56,214	13,723	13,219	14,268
Germany (1)	124,402	125,796	105,828	44,116	25,873	20,872
United Kingdom	26,556	27,156	24,921	5,981	4,844	4,916
Canada (2)	76,535	87,622	84,701	29,667	25,614	30,739
China (1)	54,036	54,198	47,856	17,888	11,958	11,896
Other (1)	1,836	2,324	2,831	3,211	4,085	1,590
Total	$837,398	$785,897	$698,437	$252,851	$222,041	$177,864

(1)	The Performance Materials segment includes the results of Interface and PCC for the periods following the dates of acquisitions of August 31, 2018 and July 12, 2018, respectively.

(2)	The Technical Nonwovens segment includes results of Geosol through the date of disposition of May 9, 2019.

(3)
Included in the Technical Nonwovens segment and Eliminations and Other is $21.0 million, $22.2 million and $26.5 million of intercompany sales to the Thermal Acoustical Solutions segment for the years ended December 31, 2019, 2018 and 2017, respectively.

(4)	Effective January 1, 2019, the Company adopted ASU 2016-02, "Leases (Topic 842)", requiring the Company to recognize right-of-use assets totaling $23.1 million at December 31, 2019.

Foreign sales are based on the country in which the sales originated (i.e., where the Company’s legal entity is domiciled). Sales to Ford Motor Company in 2019, 2018, and 2017 were $99.1 million, $116.1 million, and $120.7 million, respectively, and accounted for 11.8%, 14.8%, and 17.3% of Lydall’s consolidated net sales in the years ended

December 31, 2019, 2018, and 2017, respectively. These sales were reported in the Thermal Acoustical Solutions segment. No other customers accounted for more than 10.0% of total net sales in 2019, 2018, and 2017.

16. Income Taxes

The provision for income taxes consists of the following:

	For the years ended December 31,
In thousands	2019	2018	2017
Current:
Federal	$3,505	$3,739	$11,526
State	381	498	956
Foreign	4,479	3,788	2,425
Total Current	$8,365	$8,025	$14,907
Deferred:
Federal	$(12,481)	$2,646	$(2,472)
State	(1,442)	380	256
Foreign	(858)	(2,598)	(717)
Total Deferred	(14,781)	428	(2,933)
Provision (Benefit) for income taxes	$(6,416)	$8,453	$11,974

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory tax rate on earnings:

	For the years ended December 31,
	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	35.0%
State income taxes, net of federal benefit	2.7	1.6	1.6
Valuation allowances for deferred tax assets, including state	(4.4)	(1.3)	0.1
Research and development credits	0.7	(1.3)	(1.0)
Capitalized transaction costs	—	0.6	—
Domestic production activities deduction	—	—	(1.8)
Stock based compensation	(0.1)	(0.7)	(4.4)
Goodwill Impairment	(19.6)	—	—
Foreign income taxed at lower rates	2.4	(1.6)	(2.8)
Reserves for uncertain tax positions	0.3	—	(1.7)
Repatriation of foreign undistributed earnings	—	1.6	1.3
Revaluation of deferred tax liabilities due to federal rate change	—	—	(7.3)
Pension plan settlement	5.9	—	—
Other	(0.6)	(0.4)	0.5
Effective income tax rate	8.3%	19.5%	19.5%

In 2019, the Company had a pre-tax loss primarily resulting from a goodwill impairment charge of $63.0 million, recorded in the fourth quarter of 2019. The impairment significantly impacted the Company's effective tax rate because goodwill impairment expense is not deductible for income taxes purposes, resulting in a low effective tax rate in 2019 when in a pre-tax loss position. Partially offsetting the impairment was a tax benefit of $4.5 million recorded in the second quarter of 2019 related to the reclassification of stranded tax effects from accumulated other comprehensive income. Also, the Company's effective tax rate in 2019 was negatively impacted by losses in jurisdictions in which no tax benefit can be recognized.

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

The following schedule presents net current and net long-term deferred tax assets and liabilities by tax jurisdiction as of December 31, 2019 and 2018:

	2019		2018
	Deferred Tax Assets		Deferred Tax Assets
In thousands	Current	Long-term	Current	Long-term
Federal	$—	$—	$—	$—
State	—	—	—	—
Foreign	—	1,933	—	2,055
Totals	$—	$1,933	$—	$2,055

	2019		2018
	Deferred Tax Liabilities		Deferred Tax Liabilities
In thousands	Current	Long-term	Current	Long-term
Federal	$—	$26,992	$—	$30,193
State	—	2,902	—	3,728
Foreign	—	4,667	—	5,344
Totals	$—	$34,561	$—	$39,265

Net deferred tax assets (liabilities) consisted of the following as of December 31, 2019 and 2018:

	December 31,
In thousands	2019	2018
Deferred tax assets:
Accounts receivable	$377	$172
Financial Hedging Instruments	1,491	585
Interest Expense Carryovers	2,371	463
Inventories	1,845	520
Net operating loss carryforwards	8,478	6,095
Operating lease	6,001	—
Other accrued liabilities	5,905	2,378
Pension	4,274	5,181
Tax Credits	2,015	1,846
Total deferred tax assets	32,757	17,240
Deferred tax liabilities:
Intangible assets	21,990	25,133
Right of use assets	6,001	—
Property, plant and equipment	28,177	23,353
Total deferred tax liabilities	56,168	48,486
Valuation allowance	9,217	5,964
Net deferred tax liabilities	$(32,628)	$(37,210)

For the years ended December 31, 2019, 2018 and 2017, (loss) income before income taxes was derived from the following sources:

	For the years ended December 31,
In thousands	2019	2018	2017
United States	$(73,539)	$33,928	$54,212
Foreign	(3,538)	9,337	7,107
Total income before income taxes	$(77,077)	$43,265	$61,319

At December 31, 2019, the Company had approximately $4.0 million of state net operating loss carryforwards which will expire between 2027 and 2036. The Company has not recorded a deferred tax asset for $4.0 million of this carryforward as the Company anticipates paying a non-income based franchise tax for the foreseeable future in the applicable jurisdiction. In addition, at December 31, 2019, the Company had $2.1 million of state tax credit carryforwards that expire between 2020 and 2028. As of December 31, 2019, the Company has recorded a valuation allowance against the full amount of its state tax credit carryforwards. The Company also has $7.6 million of foreign net operating loss carryforwards in China, $13.7 million of net operating loss carryforwards in Germany, $3.4 million of net operating loss carryforwards in the Netherlands, and $0.7 million of net operating loss carryforwards in India. The Netherlands’ net operating losses expire between the years 2021 and 2025 and the China net operating losses expire between the years 2020 and 2024. A valuation allowance is recorded against the net operating losses in all four jurisdictions for the portion of its net operating losses that future realization is not reasonably assured. The Company evaluates and weighs the positive and negative evidence present at each period. The Company will continue to monitor the realization criteria based on future operating results.

As of December 31, 2019, the Company maintains its intention to distribute certain earnings of its foreign subsidiaries that have been previously taxed in the U.S. and has recorded taxes associated with this position. For the remainder of the undistributed foreign earnings, unless tax effective to repatriate, the Company will continue to permanently reinvest these earnings. As of December 31, 2019, such undistributed earnings were approximately $3.4 million. The Company estimates that the amount of tax that would be payable on the undistributed earnings if repatriated to the United States could be up to $0.9 million. This amount may vary in the future due to a variety of factors including future tax law changes, future earnings and statutory taxes paid by foreign subsidiaries, and ongoing tax planning strategies by the Company.

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, China, France, Germany, Hong Kong, the Netherlands, Canada and the United Kingdom. Within the next fiscal year, the Company expects to conclude certain income tax matters through the year ended December 31, 2016 and it is reasonably expected that net unrecognized benefits of $1.6 million may be recognized. The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized is $3.2 million as of December 31, 2019. However, $1.3 million of the unrecognized tax benefits, if recognized, would be offset in pre-tax income by the reversal of indemnification assets due to the Company. The Company is no longer subject to U.S. federal examinations for years before 2016, state and local examinations for years before 2013, and non-U.S. income tax examinations for years before 2003.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

In thousands	2019	2018
Unrecognized tax benefits at beginning of year	$3,563	$2,526
Decreases relating to positions taken in prior periods	(36)	(298)
Increases relating to positions taken in prior periods	—	—
Increases relating to current period	—	1,584
Decreases due to settlements with tax authorities	—	(233)
Decreases due to lapse of statute of limitations	(315)	(16)
Unrecognized tax benefits at end of year	$3,212	$3,563

The Company recognizes the interest accrued and the penalties related to unrecognized tax benefits as a component of tax expense. The Company accrued interest and penalties of $0.2 million and $0.1 million as of December 31, 2019 and 2018, respecitvely.

17. Commitments and Contingencies

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
Environmental Obligations

In the fourth quarter of 2016, as part of a groundwater discharging permitting process, water samples collected from wells and process water basins at the Company’s Rochester, New Hampshire manufacturing facility, within the Performance Materials segment, showed concentrations of Perfluorinated Compounds (“PFCs”) in excess of state ambient groundwater quality standards. In January 2017, the Company received a notification from the State of New Hampshire Department of Environmental Services (“NHDES”) naming Lydall Performance Materials, Inc. a responsible party with respect to the discharge of regulated contaminants and, as such, required the Company to take action to investigate and remediate the impacts in accordance with standards established by the NHDES. The Company conducted a site investigation, the scope of which was reviewed by the NHDES, in order to assess the extent of potential soil and groundwater contamination and develop a remedial action. Based on input received from NHDES in 2017 with regard to the scope of the site investigation, the Company recorded $0.2 million of expense. In 2018, the Company received a response from the NHDES to the site investigation report outlining proposed remedial actions. The Company recorded an additional $0.1 million of expense in 2018 associated with the expected costs to remediate the impacts of the discharge of regulated contaminants in accordance with standards established by the NHDES. During 2018, the environmental liability was fully reduced reflecting payments made to vendors, resulting in no balance at December 31, 2018. Additionally, the Company incurred $0.2 million of capital expenditures in 2018, in relation to the lining of the Company's fresh water waste lagoons. In the third quarter of 2019, the Company reviewed interim remedial actions with the NHDES. The Company has not yet received further direction from the NHDES. The site investigation is ongoing. The Company cannot be sure that costs will not exceed the current estimates until this matter is closed with the NHDES, nor that any future corrective action at this location would not have a material effect on the Company’s financial condition, results of operations or cash flows.

In December 2018, the New York State Department of Environmental Conservation (“NYDEC”) informed the Company that the newly acquired Interface site located at Hoosick Falls, NY will be the subject of an investigation in to the possibility of it being an inactive hazardous disposable waste site.  The letter specifically references perflourinated compounds or per- and polyfluoroalkyl substances (“PFAS”) that have been detected in a nearby water supply, soil and/or surface water.  Notably, the PFAS contamination has been identified in the Hoosick Falls area for some time and other large manufacturers in the area have previously been identified as a source.  The NYDEC approved a site characterization plan in December 2019. The Company recorded expense of $0.3 million in the fourth quarter of 2019 as a result of the site characterization plan preparation and site characterization activities, which will continue into the first quarter of 2020. The Company does not know the scope or extent of its future obligations, if any, that may arise from the site investigation and therefore is unable to estimate the cost of any corrective action. Accordingly, the Company cannot assure that the costs of any future corrective at this location would not have a material effect on the Company's financial condition, results of operations or cash flows.

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

18. Earnings Per Share

For the years ended December 31,2019, 2018, and 2017, basic earnings per share were computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method as long as their effect is not antidilutive.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share.

	For the years ended December 31,
In thousands	2019	2018	2017
Basic average common shares outstanding	17,271	17,204	17,045
Effect of dilutive options and restricted stock awards	—	126	272
Diluted average common shares outstanding	17,271	17,330	17,317

Dilutive stock options totaling 54,828 shares of Common Stock were excluded from the diluted per share computation for the year ended December 31, 2019, as the Company reported a net loss during that period and, therefore, the effective of including these options would be antidilutive.

For the years ended December 31, 2019, 2018 and 2017, stock options for 573,920, 455,515 and 44,837 shares of Common Stock, respectively, were not considered in computing diluted earnings per common share as the stock options were considered anti-dilutive.

19. Quarterly Financial Information (Unaudited)

The following table summarizes quarterly financial results for 2019 and 2018. In management’s opinion, all material adjustments necessary for a fair statement of the information for such quarters have been reflected.

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
In thousands except per share data	2019	2018	2019	2018	2019	2018	2019	2018
Net sales	$218,025	$191,660	$220,811	$186,413	$205,274	$197,886	$193,288	$209,938
Gross profit	$42,056	$39,507	$45,275	$36,127	$36,356	$35,139	$28,103	$41,872
Net income (loss)	$3,890	$11,054	$(6,946)	$10,450	$3,004	$6,256	$(70,461)	$7,184
Earnings (loss) per share:
Basic	$0.23	$0.64	$(0.40)	$0.61	$0.17	$0.36	$(4.07)	$0.42
Diluted	$0.22	$0.64	$(0.40)	$0.60	$0.17	$0.36	$(4.07)	$0.42

The table above includes the quarterly results of Interface since the acquisition date of August 31, 2018.

The following components are included gross profit and net income for 2019 and 2018 and impact the comparability of each year:

	1st Quarter		2nd Quarter		3rd Quarter		4th Quarter
In thousands except per share data	2019	2018	2019	2018	2019	2018	2019	2018
Gross profit impact:
Inventory step-up purchase accounting adjustments	$—	$—	$—	$—	$—	$1,390	$—	$585
Restructuring, severance and segment consolidation expenses	351	449	42	876	88	400	1,137	169
Net income impact:
Inventory step-up purchase accounting adjustments	$—	$—	$—	$—	$—	$1,077	$—	$438
Restructuring, severance and segment consolidation expenses	364	494	93	711	114	409	1,836	527
Goodwill and other long-lived asset impairment charges	—	—	—	—	—	—	64,206	—
CEO transition expenses	—	—	—	—	—	—	1,728	—
Strategic initiatives expenses	652	87	311	923	—	1,730	161	493
Employee benefit plan settlements	—	—	14,977	—	142	—	(347)	—
Gain on sale from a divestiture	—	—	(1,265)	—		—	—	—
Discrete tax items	—	—	—	—	—	—	—	320

In connection with the preparation of its 2019 audited financial statements, the Company identified that in its previously filed unaudited interim financial statements for the three and six months ended June 30, 2019 and the nine months ended September 30, 2019, the Company had incorrectly excluded from its Consolidated Statements of Comprehensive Income the impact to comprehensive income resulting from the settlement of its U.S. Lydall Pension Plan (see Note 12).  As a result, unaudited comprehensive income for such periods was understated by $19.0 million. This error did not have any impact on the Company’s corresponding previously filed Consolidated Balance Sheets, Statements of Operations or Statements of Cash Flows. Management has concluded that such errors did not result in the previously issued unaudited financial statements being materially misstated. The Company will, however, revise these Consolidated Statements of Comprehensive Income in connection with the future filings of its 2020 Form 10-Qs to correct for such errors.

20. Recently Issued Accounting Standards

In June 2016, the FASB issued ASU 2016-13, "Financial Instruments - Credit Losses (Topic 326)". Subsequent additional clarifying ASUs were issued during 2019. Collectively, the new standards amend guidance on reporting credit losses for assets held at amortized cost basis. The Company has determined the only financial asset subject to the new standards are its trade receivables. As our allowance for doubtful accounts assessment process takes into consideration forward-looking information related to our customers in addition to historical experience the Company does not expect the new standard to have a material impact on the Company's consolidated financial statements and disclosures upon adoption of the new standards effective January 1, 2020.

In August 2018, the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement", which adds, amends and removes certain disclosure requirements related to fair value measurements.  Among other changes, this standard requires certain additional disclosure surrounding Level 3 assets, including changes in unrealized gains or losses in other comprehensive income and certain inputs in those measurements. Certain amended or eliminated disclosures in this standard may be adopted early, while certain additional disclosure requirements in this standard can be adopted on its effective date.  In addition, certain changes in the standard require retrospective adoption, while other changes must be adopted prospectively.   Upon adoption of this ASU effective January 1, 2020, the Company does not anticipate any material changes to its consolidated financial statements and related disclosures.

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

In August 2018, the FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40); Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract".  The amendments in this update require implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangement plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider.  The Company is required to adopt this new guidance in the first quarter of 2020.  Early adoption is permitted.  The Company currently does not have any cloud computing arrangements related to internal use software and therefore does not expect the new standard to have a material impact on its consolidated financial statements and disclosures upon adoption of the new standard effective January 1, 2020.

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". The new standard is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in Topic 740, and by clarifying and amending existing guidance in other areas of the same topic. This ASU is effective for fiscal years and interim periods beginning after December 15, 2020. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.

21. Changes in Accumulated Other Comprehensive Income (Loss)

The following table discloses the changes by classification within accumulated other comprehensive income (loss) for the period ended December 31, 2019, 2018 and 2017:

In thousands	Foreign Currency Translation Adjustment	Defined Benefit Pension Adjustment		Gains and Losses on Cash Flow Hedges		Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2016	$(27,885)	$(20,065)		$—		$(47,950)
Other Comprehensive income	25,664	1,299	(a)	122	(c)	27,085
Amounts reclassified from accumulated other comprehensive loss	—	717	(b)	—		717
Balance at December 31, 2017	$(2,221)	$(18,049)		$122		$(20,148)
Other Comprehensive loss	(16,237)	(4,998)	(a)	(2,096)	(c)	(23,331)
Amounts reclassified from accumulated other comprehensive loss	—	794	(b)	—		794
Balance at December 31, 2018	$(18,458)	$(22,253)		$(1,974)		$(42,685)
Other Comprehensive income (loss)	436	(222)	(a)	(2,903)	(c)	(2,689)
Amounts reclassified from accumulated other comprehensive loss	—	19,395	(b)	—		19,395
Balance at December 31, 2019	$(18,022)	$(3,080)		$(4,877)		$(25,979)

(a) Amount represents actuarial gains (losses) arising from the Company's pension and postretirement benefit obligations, excluding the effect of the settlement in 2019. This amount was $(0.2) million, net of less than $0.1 million tax benefit, for 2019, $(5.0) million, net of a $1.5 million tax benefit, for 2018 and $1.3 million, net of $0.1 million tax expense, for 2017. (See Note 12)

(b) Amount represents the settlement of the Lydall Pension Plan in the second quarter of 2019. This amount was $19.0 million, net of $11.5 million tax benefit. Amount also represents the amortization of actuarial losses to pension expense arising from the Company’s pension and postretirement benefit obligations. This amount was $0.4 million, net of $0.1 million tax benefit during the first five months of fiscal year 2019 prior to the plan settlement, $0.8 million, net of $0.2 million tax benefit in 2018, and $0.7 million, net of $0.4 million tax benefit in 2017. (See Note 12)

(c) Amount represents unrealized gains (losses) on the fair value of hedging activities, net of taxes, for the years ended December 31, 2019, 2018 and 2017.

Schedule II

LYDALL, INC.
VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEARS ENDED December 31, 2019, 2018 AND 2017

In thousands	Balance at January 1,	Charges to Costs and Expenses	Charges (Deductions) to Other Accounts		Deductions		Balance at December 31,
2019
Allowance for doubtful receivables	$1,440	$1,036	$(11)	2	$(623)	1	$1,842
Tax valuation allowances	5,964	3,328	(75)	2	—	3	9,217
2018
Allowance for doubtful receivables	$1,507	$785	$(58)	2	$(794)	1	$1,440
Tax valuation allowances	5,709	3,859	(192)	2	(3,412)	3	5,964
2017
Allowance for doubtful receivables	$1,429	$541	$103	2	$(566)	1	$1,507
Tax valuation allowances	4,903	886	394	2	(474)	3	5,709

1.	Uncollected receivables written off and recoveries.

2.	Foreign currency translation and other adjustments.

3.	Reduction to income tax expense.

S-1