Form 10-Q
period 2020-03-31
LYDALL INC /DE/
filed 2020-05-11
CIK 60977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer ☐Accelerated filer ☒Non-accelerated filer ☐ Smaller reporting company ☐Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total Shares outstanding April 15, 2020	17,694,743

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

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current assumptions relating to the Company’s business, the economy and future conditions. Forward-looking statements generally can be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “forecasts,” “predicts,” “targets,” “prospects,” “strategy,” “signs” and other words of similar meaning in connection with the discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash and other measures of financial performance. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Forward-looking statements in this Quarterly Report on Form 10-Q include, among others, statements relating to:

•	The impact of the coronavirus pandemic ("COVID-19") on the Company's businesses;

•	Overall economic and business conditions and the effects on the Company’s markets;

•	Ability to meet financial covenants in the Company's credit agreement;

•	Outlook for the second quarter and full year 2020;

•	Ability to improve operational effectiveness;

•	Expected vehicle production in the North American, European or Asian markets;

•	Growth opportunities in markets served by the Company;

•	Expected costs and future savings associated with restructuring, reduction-in-force, or other cost savings programs;

•	Expected gross margin, operating margin and working capital improvements from cost control and other improvement programs;

•	Future impact of raw material commodity costs;

•	Product development and new business opportunities;

•	Future strategic transactions, including but not limited to: acquisitions, joint ventures, alliances, licensing agreements and divestitures;

•	Pension plan funding;

•	Future cash flow and uses of cash;

•	Future amounts of stock-based compensation expense;

•	Future earnings and other measurements of financial performance;

•	Ability to meet cash operating requirements;

•	Future levels of indebtedness and capital spending;

•	Future impact of the variability of interest rates and foreign currency exchange rates and impacts of hedging instruments;

•	Expected future impact of recently issued accounting pronouncements upon adoption;

•	Future effective income tax rates and realization of deferred tax assets;

•	Estimates of fair values of reporting units and long-lived assets used in assessing goodwill and long-lived assets for possible impairment; and

•	The expected outcomes of legal proceedings and other contingencies, including environmental matters.

All forward-looking statements are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements made in this Quarterly Report on Form 10-Q, as well as in press releases and other statements made from time to time by the Company’s authorized officers. Such risks and uncertainties include, among others, the duration and severity of COVID-19 and the impact of COVID-19 and the measures taken in response thereto, worldwide economic cycles and political changes and uncertainties that affect the markets which the Company’s businesses serve, which could have an effect on demand for the Company’s products and impact the Company’s profitability; challenges encountered by the Company in the execution of restructuring programs; disruptions in the global credit and financial markets, including diminished liquidity and credit availability; changes in international trade agreements and policies, including tariff regulation and trade restrictions; swings in consumer confidence and spending; unstable economic growth; volatility in foreign currency exchange rates; raw material pricing and supply issues; fluctuations in unemployment rates; retention of key employees; increases in fuel prices; and outcomes of legal proceedings, claims and investigations, as well as other risks and uncertainties identified in Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q, and Part I, Item 1A - Risk Factors of Lydall’s Annual Report on Form 10-K for the year ended December 31, 2019. The Company does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Data)

	Quarter Ended March 31,
	2020	2019
	(Unaudited)
Net sales	$200,527	$218,025
Cost of sales	161,959	175,969
Gross profit	38,568	42,056
Selling, product development and administrative expenses	33,027	33,006
Impairment of goodwill and other long-lived assets	61,109	—
Operating (loss) income	(55,568)	9,050
Employee benefit plans settlement expenses	385	—
Interest expense	2,857	3,628
Other (income) expense, net	(418)	399
(Loss) income before income taxes	(58,392)	5,023
Income tax (benefit) expense	(2,015)	1,106
Loss from equity method investment	44	27
Net (loss) income	$(56,421)	$3,890
(Loss) earnings per share:
Basic	$(3.25)	$0.23
Diluted	$(3.25)	$0.22
Weighted average number of common shares outstanding:
Basic	17,336	17,254
Diluted	17,336	17,318

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands)

	Quarter Ended March 31,
	2020	2019
	(Unaudited)
Net (loss) income	$(56,421)	$3,890
Other comprehensive (loss) income:
Foreign currency translation adjustments	(9,957)	(127)
Pension liability adjustment, net of tax	331	215
Unrealized gain (loss) on hedging activities, net of tax	446	(675)
Comprehensive (loss) income	$(65,601)	$3,303

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$87,827	$51,331
Accounts receivable, less allowances (2020 - $2,303; 2019 - $1,842)	112,277	107,786
Contract assets	26,737	28,245
Inventories	81,182	80,544
Taxes receivable	3,219	3,427
Prepaid expenses	3,852	3,814
Other current assets	9,728	8,450
Total current assets	324,822	283,597
Property, plant and equipment, at cost	473,385	487,371
Accumulated depreciation	(268,609)	(265,729)
Net, property, plant and equipment	204,776	221,642
Operating lease right-of-use assets	22,266	23,116
Goodwill	82,668	133,912
Other intangible assets, net	109,181	115,577
Other assets, net	7,547	8,093
Total assets	$751,260	$785,937
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,916	$9,928
Accounts payable	93,020	73,426
Accrued payroll and other compensation	16,887	17,198
Other accrued liabilities	28,594	29,306
Total current liabilities	148,417	129,858
Long-term debt	278,240	262,713
Long-term operating lease liabilities	17,726	18,424
Deferred tax liabilities	31,799	34,561
Benefit plan liabilities	18,417	18,957
Other long-term liabilities	3,084	3,004

Commitments and Contingencies (Note 15)
Stockholders’ equity:
Preferred stock	—	—
Common stock	254	253
Capital in excess of par value	94,905	94,140
Retained earnings	284,208	340,629
Accumulated other comprehensive loss	(35,159)	(25,979)
Treasury stock, at cost	(90,631)	(90,623)
Total stockholders’ equity	253,577	318,420
Total liabilities and stockholders’ equity	$751,260	$785,937

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Three Months Ended March 31,
	2020	2019
	(Unaudited)
Cash flows from operating activities:
Net (loss) income	$(56,421)	$3,890
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,230	11,935
Impairment of goodwill and long-lived assets	61,109	—
Deferred income taxes	(2,896)	(260)
Employee benefit plans settlement expenses	385	—
Stock-based compensation	914	982
Loss on disposition of property, plant and equipment	20	—
Loss from equity method investment	44	27
Changes in operating assets and liabilities:
Accounts receivable	(7,800)	(11,395)
Contract assets	1,313	447
Inventories	(2,026)	(6,617)
Accounts payable	21,127	15,498
Accrued payroll and other compensation	(68)	2,443
Accrued taxes	(1,447)	396
Other, net	257	(2,976)
Net cash provided by operating activities	26,741	14,370
Cash flows from investing activities:
Capital expenditures	(9,157)	(9,239)
Collections of finance receivables	1,658	—
Proceeds from the sale of property, plant and equipment	—	256
Net cash used for investing activities	(7,499)	(8,983)
Cash flows from financing activities:
Proceeds from borrowings	20,000	—
Debt repayments	(4,500)	(7,067)
Proceeds from servicing receivables	2,852	—
Common stock issued	31	—
Common stock repurchased	(8)	(43)
Net cash provided by (used for) financing activities	18,375	(7,110)
Effect of exchange rate changes on cash	(1,121)	360
Increase (decrease) in cash and cash equivalents	36,496	(1,363)
Cash and cash equivalents at beginning of period	51,331	49,237
Cash and cash equivalents at end of period	$87,827	$47,874

Non-cash capital expenditures of $2.3 million and $3.1 million were included in accounts payable at March 31, 2020 and 2019, respectively.

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

In thousands of dollars and shares	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2019	25,328	$253	$94,140	$340,629	$(25,979)	$(90,623)	$318,420
Net loss				(56,421)			(56,421)
Other comprehensive loss, net of tax					(9,180)		(9,180)
Stock repurchased						(8)	(8)
Stock issued (canceled) under employee plans	70	1	30				31
Stock-based compensation expense			735				735
Stock issued to directors	3						—
Balance at March 31, 2020	25,401	254	94,905	284,208	(35,159)	(90,631)	253,577

In thousands of dollars and shares	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2018	25,254	$253	$90,851	$411,325	$(42,685)	$(90,469)	$369,275
Net income				3,890			3,890
Other comprehensive loss, net of tax					(587)		(587)
Stock repurchased						(42)	(42)
Stock issued (canceled) under employee plans	(26)	(1)					(1)
Stock-based compensation expense			862				862
Adoption of ASC 606 (1)				(183)			(183)
Balance at March 31, 2019	25,228	252	91,713	415,032	(43,272)	(90,511)	373,214

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

Recent Developments

The impact of the novel strain of the coronavirus identified in late 2019 (“COVID-19”) has grown throughout the world, including in all global and regional markets served by the Company. Governmental authorities have implemented numerous measures attempting to contain and mitigate the effects of COVID-19, including travel bans and restrictions, quarantines, social distancing orders, shelter in place orders and shutdowns of non-essential activities. The Company’s manufacturing facilities are located in areas that have been affected by the pandemic and the shutdowns. The Company’s China facilities carried out a planned shut down in conjunction with the lunar New Year in late January which was extended to late February as a result of government imposed restrictions.  The facilities did not resume operations until late February and ramped back up moderately in line with customer demand. As of the date of this report, all of the Company’s plants in China are operating and all of its automotive customer plants in China have re-opened.  The Company has not, to date, experienced any significant disruption it its supply chains in China since resuming operations.

Beginning in late March 2020, the Company ramped down its Thermal Acoustical Solutions operations in North Carolina, as well as in France and Germany coinciding with the shutdown of its major automotive customers' facilities in those regions. In addition, the Company has experienced slowdowns in its Performance Materials facility in Pennsylvania and its Technical Nonwovens facility in South Carolina as a result of those facilities’ exposure to automotive end market applications. The ramp up of production in all of these regions is dependent on the Company’s customers resuming operations.

It is also likely that the global automotive industry will experience significantly lower demand for new vehicle sales as a result of the global economic slowdown caused by the COVID-19 pandemic because new vehicle sales are highly dependent on the strength of the consumer. If unemployment remains at a high level, new vehicle sales will likely be significantly lower than historical and previously projected sales levels.

In contrast, the Company has been deemed an essential supplier to certain customers which has driven incremental demand in select specialty filtration product lines in its Performance Materials business which is a leading producer of media used in N95 respirator, surgical, and medical masks. In addition, the Technical Nonwovens business in Canada is a leading supplier of nonwoven products used in medical wipes, pads, and gowns. In response, the Company has re-prioritized its manufacturing capabilities in North America and Europe to focus on serving customers for these products.
The Company has been actively monitoring the global outbreak and spread of COVID-19 and taking steps to mitigate the potential risks to the Company posed by its spread and related circumstances and impacts. The Company continues to assess and update its business continuity plans in the context of this pandemic. The Company has taken precautions to help keep its workforce healthy and safe, including establishing the Lydall Emergency Preparedness Team (“LEPT”), implementing strict travel restrictions, enforcing rigorous hygiene protocols, increasing sanitization efforts at all facilities and implementing remote working arrangements for the vast majority of its employees who work outside the plants.

The Company has also taken significant measures to reduce its overall cash expenditures, including the furlough or lay-off of hourly/salary plant workers and select furloughs of corporate and other salaried employees, deferred company contributions to its pension plans and matching contributions under the Company's 401(k) defined contribution plan, reduction of purchase obligations for raw materials and reduction/delay of non-critical capital spending. With these actions initiated in early 2020, the Company has reduced its monthly cash expenditures and plans to continue to do so as long as the COVID-19 pandemic continues.

In addition to the significant measures taken to reduce and contain costs, the Company has taken recent action to provide additional liquidity, primarily including the incremental $20.0 million draw down on its amended credit facility in March. During the first quarter, the Company generated $26.7 million of net cash provided by operations and had cash on hand of $87.8 million at March 31, 2020.  On May 11, 2020, the Company entered into an amended credit agreement ("2020 Amendment"). See Note 6, "Long-term Debt and Financing Arrangements" for the key amended terms and conditions.

The recent automotive production ramp down across most of the world will also impact the Company's daily working capital significantly. The Company has experienced working capital cash flow improvements in March and April but does not expect the benefits to continue in May and beyond if the production ramp down continues. Upon restart, the Company would expect an initial cash outflow to support working capital requirements in the first month followed by a few months of benefit afterwards, resulting in a neutral impact over that period.

The Company is also pursuing, wherever it qualifies, governmental assistance during this time. For example, the Company is working with local governments to take advantage of specific programs including wage recovery provided by social programs in Europe and is deferring domestic employer payroll tax and other payments under the provisions of the Coronavirus Aid, Relief and Economic Security ("CARES") Act. Additionally, the Company is seeking to take advantage of governmental programs to receive cash, for example, through the Main Street Lending Program, to help defray costs. The Company cannot guarantee that it will qualify for, or receive, any of the assistance that it is pursuing.

The spread of COVID-19 and the measures taken to constrain the spread of the virus have had, and will continue to have, a material negative impact on the Company’s financial results, and such negative impact may continue well beyond the containment of such outbreak. There is inherent uncertainty in the assumptions the Company uses to estimate its future liquidity due to the impact of the COVID-19 outbreak. In addition, the magnitude, duration and speed of the global pandemic is uncertain. Consequently, the impact on the Company's business, financial condition or longer-term financial or operational results is uncertain.

Under Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), or ASC 205-40, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. Given the expected impact of the COVID-19 pandemic and economic slowdown on the Company's business, the Company revised its forecast and evaluated its liquidity position and ability to comply with financial covenants in its May 11, 2020 Amended Credit Agreement as of the date of the issuance of the consolidated financial statements. Based on this evaluation, management believes, despite the expected impact of COVID-19 on the Company's business, that the Company’s financial position, net cash provided by operations combined with its cash and cash equivalents, borrowing availability under its 2018 Credit Agreement, and the May 11, 2020 Amended Credit Agreement as described in Note 6, "Long-term Debt and Financing Arrangements", will be sufficient to fund its current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the accounts of Lydall, Inc. and its subsidiaries. All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The year-end Condensed Consolidated Balance Sheet was derived from the audited financial statements for the year ended December 31, 2019, but does not include all disclosures required by U.S. GAAP. Management believes that all adjustments, which include only normal recurring adjustments necessary for a fair statement of the Company’s condensed consolidated financial position, results of operations and cash flows for the periods reported, have been included. For further information, refer to the audited consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19. The Company has made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods. Actual results could differ from those estimates.

Recent Accounting Pronouncements

Effective January 1, 2020, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-13, "Financial Instruments - Credit Losses (Topic 326)." The new standard amends guidance on reporting credit losses for assets held at amortized cost basis. The Company has determined the only financial assets subject to the new standard are its trade receivables and contract assets. The adoption of this ASU did not have any impact on the Company’s consolidated financial statements and disclosures.

Effective January 1, 2020, the Company adopted the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement," which adds, amends and removes certain disclosure requirements related to fair value measurements.  Among other changes, this standard requires certain additional disclosure surrounding Level 3 assets, including changes in unrealized gains or losses in other comprehensive income and certain inputs in those measurements.  Please refer to Note 5, “Impairments of Goodwill and Other Long-Lived Assets”, for discussion of level 3 unobservable inputs used in the quantitative impairment assessments for the quarter ended March 31, 2020.

Effective January 1, 2020, the Company adopted FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40); Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract."  The amendments in this update require implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangement plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider.  The adoption of this ASU did not have any impact on the Company’s consolidated financial statements and disclosures.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848); Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments in this update are elective, and provide optional expedients and exceptions in accounting for contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance in this update is effective for transactions entered into between March 12, 2020 and December 31, 2022. The Company adopted this ASU upon issuance and notes no impact to the Company's consolidated financial statements and disclosures as of March 31, 2020.

In January 2020, the FASB issued ASU 2020-01, "Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)." The amendments in this update are intended to reduce diversity in practice and increase comparability of the accounting for interaction of equity securities, investments accounted for under the equity method of accounting, and the accounting for certain forward contracts and purchased options accounted for under Topic 815. This ASU is effective for fiscal years and interim periods beginning after December 15, 2020 with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". The new standard is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in Topic 740, and by clarifying and amending existing guidance in other areas of the same topic. This ASU is effective for fiscal years and interim periods beginning after December 15, 2020 with early adoption permitted. The Company is currently evaluating the impact of this update on its consolidated financial statements and related disclosures.

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

Significant Accounting Policies

The Company’s significant accounting policies are detailed in Note 1, “Significant Accounting Policies” within Part IV, Item 15 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Risks and uncertainties

Worldwide economic cycles, political changes and the COVID-19 pandemic affect the markets that the Company’s businesses serve and affect demand for the Company's products and could impact profitability. Among other factors, disruptions in the global credit and financial markets, including diminished liquidity and credit availability, changes in international trade agreements, swings in consumer confidence and spending, unstable economic growth and fluctuations in unemployment rates has caused economic instability and can have a negative impact on the Company’s results of operations, financial condition and liquidity.

Transfers of financial assets

In December 2019, the Company entered into two arrangements with a banking institution to sell trade accounts receivable balances for select customers. Under the programs, the Company has no risk of loss due to credit default and is charged a fee based on the nominal value of receivables sold and the time between the sale of the trade accounts receivables to banking institutions and collection from the customer.  Under one of the programs, the Company services the trade receivables after sale and receives 90.0% of the trade receivables in cash at the time of sale and the remaining 10.0% in cash, net of fees, at the earlier of customer payment or 150 days.  In the quarter ended March 31, 2020, under both programs, the Company sold $32.7 million in trade receivable balances, received $30.2 million in cash under the programs, and incurred $0.1 million in fees.  The Company expects to receive the remainder, net of fees, in the second quarter of 2020. At March 31, 2020, the Company held $2.9 million in proceeds from servicing receivables owed to the banking institution which was paid in early April. This amount is presented in the financing section of the Condensed Consolidated Statements of Cash Flows as Proceeds from servicing receivables.

2. Revenue from Contracts with Customers

The Company accounts for revenue in accordance with ASC 606, "Revenue from Contracts from Customers". Revenues are generated from the design and manufacture of specialty engineered filtration media, industrial thermal insulating solutions, automotive thermal and acoustical barriers for filtration/separation and thermal/acoustical applications. The Company’s revenue recognition policies require the Company to make significant judgments and estimates. In applying the Company’s revenue recognition policy, determinations must be made as to when control of products passes to the Company’s customers which can be either at a point in time or over time. Revenue is generally recognized at a point in time when control passes to customers upon shipment of the Company’s products and revenue is generally recognized over time when control of the Company’s products transfers to customers during the manufacturing process. The Company analyzes several factors, including but not limited to, the nature of the products being sold and contractual terms and conditions in contracts with customers to help the Company make such judgments about revenue recognition.

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

The Company’s contract liabilities primarily relate to billings and advance payments received from customers, and deferred revenue. These contract liabilities represent the Company’s obligation to transfer its products to its customers for which the Company has received, or is owed consideration from its customers. Contract liabilities are included in Other long-term liabilities on the Company’s Condensed Consolidated Balance Sheets.

Contract assets and liabilities consisted of the following:

In thousands	March 31, 2020	December 31, 2019	Dollar Change
Contract assets	$26,737	$28,245	$(1,508)
Contract liabilities	$2,013	$1,441	$572

The $1.5 million decrease in contract assets from December 31, 2019 to March 31, 2020 was primarily due to timing of billings to customers.

The $0.6 million increase in contract liabilities from December 31, 2019 to March 31, 2020 was primarily due to an increase in customer deposits, offset by $0.7 million of revenue recognized in the first three months of 2020 related to contract liabilities at December 31, 2019.

Disaggregated Revenue

The Company disaggregates revenue from customers by geographic region, as it believes this disclosure best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Disaggregated revenue by geographical region for the quarters ended March 31, 2020 and 2019 were as follows:

	Quarter Ended March 31, 2020
In thousands	Performance Materials	Technical Nonwovens	Thermal Acoustical Solutions	Eliminations and Other	Consolidated Net Sales

North America	$45,917	$35,731	$57,101	$(5,677)	$133,072
Europe	17,275	16,938	23,540	(180)	57,573
Asia	2,028	4,734	3,120	—	9,882
Total Net Sales	$65,220	$57,403	$83,761	$(5,857)	$200,527

	Quarter Ended March 31, 2019
In thousands	Performance Materials	Technical Nonwovens	Thermal Acoustical Solutions	Eliminations and Other	Consolidated Net Sales

North America	$46,377	$37,189	$63,602	$(6,268)	$140,900
Europe	16,657	19,049	26,442	(206)	61,942
Asia	1,546	9,368	4,269	—	15,183
Total Net Sales	$64,580	$65,606	$94,313	$(6,474)	$218,025

3. Inventories

Inventories as of March 31, 2020 and December 31, 2019 were as follows:

In thousands	March 31, 2020	December 31, 2019
Raw materials	$36,198	$36,322
Work in process	15,403	14,873
Finished goods	29,581	29,349
Total inventories	$81,182	$80,544

Included in work in process is net tooling inventory of $2.1 million and $1.8 million at March 31, 2020 and December 31, 2019, respectively.

4. Goodwill and Other Intangible Assets

Goodwill:

The Company tests its goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value may exceed its fair value.

The changes in the carrying amount of goodwill by segment as of and for the three months ended March 31, 2020 were as follows:

In thousands	December 31, 2019	Currency translation adjustments	Impairment	March 31, 2020

Performance Materials	$80,658	$(54)	$(48,671)	$31,933
Technical Nonwovens	53,254	(2,519)	—	50,735
Total goodwill	$133,912	$(2,573)	$(48,671)	$82,668

Goodwill Impairment

During the first quarter of 2020, the Company performed a goodwill impairment analysis in the Performance Materials and Technical Nonwovens reporting units and recorded a goodwill impairment charge of $48.7 million in the Performance Materials reporting unit. See Note 5, "Impairments of Goodwill and Other Long-Lived Assets", for further discussion of the goodwill impairment.

Other Intangible Assets:

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other intangible assets, net” in the Condensed Consolidated Balance Sheets as of March 31, 2020 and December 31, 2019:

	March 31, 2020		December 31, 2019
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer Relationships	$140,524	$(34,606)	$142,400	$(30,648)
Patents	759	(633)	759	(607)
Technology	2,500	(1,019)	2,500	(977)
Trade Names	7,105	(5,449)	7,293	(5,143)
License Agreements	603	(603)	610	(610)
Other	545	(545)	551	(551)
Total amortized intangible assets	$152,036	$(42,855)	$154,113	$(38,536)

5. Impairments of Goodwill and Other Long-Lived Assets

During the first quarter of 2020, the Company experienced disruptions in some operations from lower customer demand directly attributable to the COVID-19 pandemic. Many of the Company's automotive customers temporarily ceased operations due to the impact of the COVID-19 pandemic on the global economy resulting in the following:

•
The Company’s China facilities carried out a planned shut down in conjunction with the lunar New Year in late January which was extended to late February as a result of government imposed restrictions.  The facilities did not resume operations until late February and ramped back up moderately in line with customer demand. Currently, all of the Company’s plants in China are operating and all of its automotive customer plants in China have re-opened.  The Company has not experienced any significant disruption it its supply chains in China since resuming operations;

•	On March 20, 2020, the Company announced ramp downs at its Thermal Acoustical Solutions ("TAS") operations in North America and Europe as a direct result of customer stoppages;

•	Leading economic indicators began to signal a broad economic recession and a future decline in automotive sales;

•
Certain of the Company’s Performance Materials ("PM") and Technical Nonwovens ("TNW") operations with exposure to automotive end markets also experienced reductions in sales, which, in some cases, have been partially offset by increases in sales of other products. These operations also have exposure to various industrial end markets. Leading economic indicators for certain of these markets also began signaling a downturn in demand; and

•	The Company's share price and market capitalization experienced a significant decline.

The Company considered the combination of the above to be triggering events that required an impairment analysis for the goodwill held at the PM and TNW reporting units, and for certain long-lived assets. Therefore, during the first quarter of 2020, in accordance with both ASC 350 Intangibles - Goodwill and Other, and with ASC 360 Property, Plant & Equipment, the Company performed an impairment analysis of its goodwill held by the PM and TNW reporting units, and on certain of its long-lived assets (principally land, machinery and equipment, customer relationships, and buildings and improvements).

As a result of these impairment tests, the Company recorded the following impairment charges during the first quarter of 2020:

In thousands	Performance Materials	Technical Nonwovens	Thermal Acoustical Solutions	Totals
Impairment of goodwill	$48,671	$—	$—	$48,671
Impairment of other long-lived assets	12,438	—	—	12,438
Total impairments	$61,109	$—	$—	$61,109

Goodwill

The Company performed a quantitative goodwill impairment assessment for both the PM and TNW reporting units. In the quantitative impairment assessment, the Company weighted equally both an income approach (discounted cash flow model) and a market approach, both level 3 unobservable inputs (unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs), to determine the fair value of the reporting units.  The Company’s significant assumptions in the discounted cash flow model included, but were not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate.

Lower expected demand in automotive and other end markets due to the COVID-19 pandemic resulted in a reduction in sales and cash generation projections as compared to prior projections for the reporting units. Projected future cash flows includes management estimates and assumptions that are based on the best available information as of the date of the assessment.  Future cash flows can be affected by numerous factors including changes in economic, industry or market conditions, changes in the underlying business or products of the reporting unit, changes in competition and changes in technology. The cash flows of the Company's reporting units can be significantly affected by the depth of the estimated decline in automotive and other end markets and our estimates of the pace and level of their recovery as well as the ability of the Company to increase production in response to the recovery.

The weighted average cost of capital for the PM reporting unit increased from 9.2 percent in the fourth quarter of 2019 to 11.5 percent in the first quarter of 2020. The weighted average cost of capital for the TNW reporting unit increased from 9.2 percent in the fourth quarter of 2019 to 10.8 percent in the first quarter of 2020. There are inherent uncertainties and management judgment required in an analysis of goodwill impairment. The Company believes the income approach was appropriate because it provided a fair value estimate based upon the reporting unit's expected long-term operations and cash flow performance.

The Company also used a form of the market approach, which was derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting unit operates giving consideration to risk profiles, size, geography, and diversity of products and services. The EBITDA multiples used in the market approach for both reporting units declined from the fourth quarter of 2019 to the first quarter of 2020 due to market-related changes in the industries in which these reporting units operate as a result of COVID-19.

Other assumptions included adding an implied control premium to the valuation based on estimating the fair value on a controlling basis, which was derived from research on control premiums observed in recent mergers and acquisitions in the industries in which the Company operates. The control premium for both reporting units increased by 5 percent from the fourth quarter of 2019 to the first quarter of 2020. Control premiums can be higher in periods of depressed stock prices.  The Company believes the market approach was appropriate because it provided a fair value using multiples from companies with operations and economic characteristics similar to the PM reporting unit.

The Company also performed an overall reconciliation to corroborate the fair value derived from the income and market approaches to Lydall's overall market capitalization. The revised projections, together with a deterioration in the inputs described above, drove a reduction in the fair value of both reporting units. As a result, the carrying value of the PM reporting unit was determined to exceed its fair value by $48.7 million, resulting in the impairment charge. After the impairment charge incurred during the first quarter of 2020, the remaining goodwill associated with the PM reporting unit was $31.9 million. The fair value of the TNW reporting unit exceeded its carrying value and therefore no impairment was required. Any declines in financial projections, including changes to key assumptions, could have a material adverse impact on the fair value of the reporting units, and therefore could result in further impairment charges.

In the fourth quarter of 2019, as part of its annual impairment assessment, the Company determined that the fair value of the PM reporting unit was less than its carrying value and recorded a goodwill impairment of $63.0 million.

Other Long-Lived Assets

During the first quarter of 2020, the Company performed the following impairment assessments for long lived assets in accordance with ASC 360:

•
As a result of the COVID 19 pandemic and the Company's action plan to address the risks associated with it, the Company accelerated certain actions. One such action was a review of a low-performing European plant within the PM segment. As a result of a strategic shift regarding this plant, the Company performed an impairment assessment on the long-lived assets of the plant. To determine the recoverability of this asset group, the Company completed an undiscounted cash flow analysis (income approach) and compared it to the asset group carrying value. The impairment test concluded that the assets were not recoverable as the resulting undiscounted cash flows were less than their carrying amount. The Company determined that the carrying value of the assets exceeded their fair value and recorded a long-lived asset impairment charge of $12.4 million.

•
As a result of the temporary plant closures announced on March 20, 2020 in response to the COVID-19 pandemic's effects on the automotive sector, the Company performed impairment assessments on the long-lived assets for its TAS plants. The Company considered each operating plant's asset group, primarily consisting of machinery and equipment, and buildings and improvements. To determine the recoverability of each asset group, the Company completed an undiscounted cash flow analysis (income approach) and compared it to each asset groups' carrying value. For two of the asset groups, the undiscounted cash flows exceeded the carrying value of the asset group so no further assessment of impairment was necessary. For two of the European plants, the undiscounted cash flows did not exceed the plants' carrying values. As part of step two of the impairment assessment, the Company used the market approach to determine fair value based on independent appraisals of the long-lived assets. The Company determined that impairment was not necessary since the fair value of the long-lived asset groups for each operating plant exceeded their carrying amounts.

Changes in future operating results could result in a future non-cash impairment charge.

During the fourth quarter of 2019, the Company determined that fair value of a certain asset group in the PM segment exceeded its carrying value and recorded a long-lived asset impairment charge of $1.2 million.

6. Long-term Debt and Financing Arrangements

On August 31, 2018, the Company amended and restated its $175 million senior secured revolving credit agreement ("2018 Credit Agreement") which increased the available borrowing from $175 million to $450 million, added three additional lenders and extended the maturity date from July 7, 2021 to August 31, 2023. On May 11, 2020, the Company amended its 2018 Credit Agreement ("2020 Amendment") which, among other changes, decreased available borrowings from $450 million to $314 million.

2018 Credit Agreement

Under the terms of the 2018 Credit Agreement, the lenders provided up to a $450 million credit facility (the “Facility”) to the Company, including a term loan commitment of $200 million and revolving loans to or for the benefit of the Company and its subsidiaries of up to $250 million. The Facility was secured by substantially all of the assets of the Company.

Interest was charged on borrowings at the Company’s option of either: (i) Base Rate plus the Applicable Rate, or (ii) the Eurodollar Rate plus the Applicable Rate. The Base Rate is a fluctuating rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by Bank of America, and (c) the Eurocurrency Rate plus 1.00%. The Eurocurrency Rate means (i) if denominated in LIBOR quoted currency, a fluctuating LIBOR per annum rate equal to the London Interbank Offered Rate; (ii) if denominated in Canadian Dollars, the rate per annum equal to the Canadian Dollar Offered Rate; or (iii) the rate per annum as designated with respect to such alternative currency at the time such alternative currency is approved by the Lenders. The Applicable Rate is determined based on the Company’s Consolidated Leverage Ratio (as defined in the 2018 Credit Agreement). The Applicable Rate added to the Base Rate Committed Loans ranged from 0.00% to 1.25%, and the Applicable Rate added to Eurocurrency Rate Committed Loans and Letters of Credit ranged from 0.75% to 2.00%. The Company paid a quarterly fee ranging from 0.15% to 0.275% on the unused portion of the revolving commitment. The Company has entered into multiple interest rate swaps to convert a portion of the Company's one-month LIBOR-based borrowings from a variable rate to a fixed rate. See Note 7, "Derivatives".

The Company is permitted to prepay term and revolving borrowings in whole or in part at any time without premium or penalty, subject to certain minimum payment requirements, and the Company was generally permitted to irrevocably cancel unutilized portions of the revolving commitments under the 2018 Credit Agreement. The Company is required to repay the term commitment in an amount of $2.5 million per quarter beginning with the quarter ending December 31, 2018 through the quarter ending June 30, 2023.

The 2018 Credit Agreement contained covenants required of the Company and its subsidiaries, including various affirmative and negative financial and operational covenants. The Company was required to meet certain quarterly financial covenants calculated from the four fiscal quarters most recently ended, including: (i) a minimum Consolidated Fixed Charge Coverage Ratio, which requires that at the end of each fiscal quarter the ratio of (a) consolidated EBITDA to (b) the sum of consolidated interest charges, redemptions, non-financed maintenance capital expenditures, restricted payments and taxes paid, each as defined in the 2018 Credit Agreement, may not be lower than 1.25 to 1.0; and (ii) a Consolidated Net Leverage Ratio, which required that at the end of each fiscal quarter the ratio of consolidated funded indebtedness minus consolidated domestic cash to consolidated EBITDA, as defined in the 2018 Credit Agreement, could not be greater than 3.5 to 1.0. The Company was in compliance with all covenants at March 31, 2020.

At March 31, 2020, the Company had $288.5 million of borrowings outstanding and standby letters of credit outstanding of $1.9 million. The borrowings outstanding included a $143.6 million term loan, net of $0.4 million in debt issuance costs being amortized to interest expense over the debt maturity period.

In addition to the amounts outstanding under the Facility, the Company has various foreign credit facilities totaling approximately $7.0 million. At March 31, 2020, the Company's foreign subsidiaries had $0.1 million in borrowings outstanding as well as $1.4 million in standby letters of credit outstanding.

The Company also has finance lease agreements for machinery and equipment at multiple operations requiring monthly principal and interest payments through 2020.

Total outstanding debt consists of:

In thousands	Effective Rate	Maturity	March 31, 2020	December 31, 2019
Revolver loan	2.99%	8/31/2023	$144,500	$126,500
Term loan, net of debt issuance costs	2.99%	8/31/2023	143,632	146,106
Finance leases	1.60%	2020	24	35
			288,156	272,641
Less portion due within one year			(9,916)	(9,928)
Total long-term debt, net of debt issuance costs			$278,240	$262,713

The carrying value of the Company’s debt outstanding on its Facility approximates fair value given the variable rate nature of the debt. The fair values of the Company’s long-term debt are determined using discounted cash flows based upon the Company’s estimated current interest cost for similar type borrowings or current market value, which falls under Level 2 (observable inputs other than quoted prices in active markets, such as quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data) of the fair value hierarchy.

The weighted average interest rate on long-term debt was 4.4% for the three months ended March 31, 2020 and 4.3% for the year ended December 31, 2019.

2020 Amendment to the 2018 Credit Agreement

On May 11, 2020, the Company amended its $450 million senior secured revolving 2018 Credit Agreement. The principal purpose of the Amendment was to modify certain financial maintenance covenants contained in the 2018 Credit Agreement, at least one of which the Company expected to fail as early as the second quarter of 2020 as a result of the impact of COVID-19. Key amended terms and conditions include:

•
The maximum Consolidated Net Leverage Ratio, applicable on the last day of each fiscal quarter, is 6.5:1 through the period ending March 31, 2021, stepping down to 4.50:1 for the period ending June 30, 2021 through the period ending March 31, 2022, and 3.50:1 for the period ending June 30, 2022 and thereafter;

•
The minimum Consolidated Fixed Charge Coverage Ratio, applicable on the last day of each fiscal quarter, is 1.10:1 on a trailing twelve month basis through the period ending June 30, 2020, stepping up to 1.25:1 on a distinct quarterly basis for the quarters ended September 30, 2020 through June 30, 2021, and on a trailing twelve month basis beginning with the period ending September 30, 2021 and thereafter;

•	The amended terms also provide that the Company maintain cash and cash equivalents balances of $40 million, excluding deposit accounts in China;

•
The term loan facility is $144 million and the revolving credit facility is $170 million for a total overall facility of $314 million. The accordion feature has been eliminated, and there is no change to the maturity date;

•	There is a floor on the Base and Eurocurrrency Rate of 1%;

•
The range for the Applicable Rate, as determined based on the Company’s Consolidated Net Leverage Ratio, and added to the Base Rate Committed Loans is 2.00% to 3.25% and the range for the Applicable Rate added to Eurocurrency Rate Committed Loans and Letters of Credit is 3.00% to 4.25%;

•	The quarterly fee is 0.375% on the unused portion of the revolving commitment; and

•	The Company will pay an amendment fee to the Lenders based on their commitment levels.

The Company believes that its liquidity resources including the 2020 Amendment are sufficient to meet its working capital needs and other cash requirements.

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

In November 2018, the Company entered into a five-year interest rate swap agreement with a bank which converts the interest on a notional $139.0 million of the Company's one-month LIBOR-based borrowings under its 2018 Credit Agreement from a variable rate, plus the borrowing spread, to a fixed rate of 3.09% plus the borrowing spread. The notional amount reduces quarterly by fluctuating amounts through August 2023. In April 2017, the Company entered into a three-year interest rate swap agreement with a bank which converts the interest on a notional $60.0 million of the Company's one-month LIBOR-based borrowings under its 2018 Credit Agreement from a variable rate, plus the borrowing spread, to a fixed rate of 1.58% plus the borrowing spread. The notional amount reduced quarterly by $5.0 million through March 31, 2020 and is now settled. These interest rate swap agreements were accounted for as cash flow hedges. Effectiveness of these derivative agreements are assessed quarterly by ensuring that the critical terms of the swaps continue to match the critical terms of the hedged debt.

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

The following table sets forth the fair value amounts of derivative instruments held by the Company presented in the Condensed Consolidated Balance Sheets as Other current assets and Other current liabilities:

	March 31, 2020		December 31, 2019
In thousands	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$7,376	$2	$4,538
Cross-currency swaps	1,606	—	—	1,817
Total derivatives	$1,606	$7,376	$2	$6,355

The following table sets forth the (loss) income recorded in accumulated other comprehensive (loss) income, net of tax, for the quarters ended March 31, 2020 and 2019 for derivatives held by the Company and designated as hedging instruments:

	Quarters Ended March 31,
In thousands	2020	2019
Cash flow hedges:
Interest rate contracts	$(2,173)	$(675)
Cross-currency swaps	2,619	—
Total derivatives	$446	$(675)

8. Leases

From time to time, the Company enters into arrangements with vendors to provide certain tangible assets used in the Company's operations which qualify as a lease pursuant to ASC Topic 842, Leases. The tangible assets leased include Buildings, Office Equipment, Machinery and Vehicles. The Company's leases have remaining terms of a few months to 13 years, some of which have options to extend for a period of up to 7 years and some of which have options to terminate within 1 year.

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

While the overwhelming majority of leases have fixed payment schedules, some leases have variable lease schedules based on market indices such as LIBOR or include additional payments based on excess consumption of services. For leases on a variable schedule based on a market index, the current lease payment amount is used in the calculation of the lease liability and corresponding asset included on the balance sheet. For leases with additional payments based on excess consumption of services, no amount is included in the calculation of the lease liability or corresponding asset as it is not probable excess consumption will continue in the future.

As most leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. At March 31, 2020, the weighted average discount rate used for operating and finance leases is 4.34% and 1.65%, respectively. The implicit rate is used when readily determinable from a lease.

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
The components of lease expense are as follows:

	Quarters Ended March 31,
In thousands	2020	2019
Finance lease expense:
Amortization of right-of-use assets	$8	$33
Interest on lease liabilities	—	1
Operating lease expense	1,590	1,644
Short-term lease expense	382	224
Variable lease expense	42	36
Total lease expense	$2,022	$1,938

Supplemental balance sheet information related to leases are as follows:

In thousands, except lease term	March 31, 2020	December 31, 2019
Operating leases:
Operating lease right-of-use assets	$22,266	$23,116

Short-term lease liabilities, included in "Other accrued liabilities"	$4,614	$4,789
Long-term lease liabilities	17,726	18,424
Total operating lease liabilities	$22,340	$23,213

Finance leases:
Property, plant and equipment	$421	$456
Accumulated depreciation	(132)	(143)
Property, plant and equipment, net	$289	$313

Short-term lease liabilities, included in debt	$24	$35
Long-term lease liabilities, included in debt	—	—
Total finance lease liabilities	$24	$35

Weighted average remaining lease term:
Operating leases	6.8 years	7.1 years
Finance leases	20.9 years	20.4 years

Supplemental cash flow information related to leases are as follows:

	Three Months Ended March 31,
In thousands	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,574	$1,673
Operating cash flows from finance leases	—	1
Financing cash flows from finance leases	10	67

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	704	1,131
Finance leases	—	—

As of March 31, 2020, future lease payments maturities were as follows:

In thousands
Years Ending December 31,	Operating Leases	Finance Leases
2020 (excluding the three months ended March 31, 2020)	$4,250	$24
2021	4,527	—
2022	3,716	—
2023	2,703	—
2024	1,884	—
Thereafter	9,324	—
Total lease payments	26,404	24
Less imputed interest	(4,064)	—
Total discounted future lease payments	$22,340	$24

As of December 31, 2019, future lease payment maturities were as follows:

In thousands
Years Ending December 31,	Operating Leases	Finance Leases
2020	$5,680	$36
2021	4,329	—
2022	3,555	—
2023	2,659	—
2024	1,848	—
Thereafter	9,465	—
Total lease payments	27,536	36
Less imputed interest	(4,323)	(1)
Total discounted future lease payments	$23,213	$35

9. Equity Compensation Plans

As of March 31, 2020, the Company’s equity compensation plans consisted of the 2003 Stock Incentive Compensation Plan (the “2003 Plan”) and the 2012 Stock Incentive Plan (the “2012 Plan” and together with the 2003 Plan, the “Plans”) under which incentive and non-qualified stock options and time and performance based restricted shares have been granted to employees and directors from authorized but unissued shares of common stock or treasury shares. The 2003 Plan is not active, but continues to govern all outstanding awards granted under the plan until the awards themselves are exercised or terminate in accordance with their terms. The 2012 Plan, approved by shareholders on April 27, 2012, authorizes 1.75 million shares of common stock for awards. The 2012 Plan also authorizes an additional 1.2 million shares of common stock to the extent awards granted under prior stock plans that were outstanding as of April 27, 2012 are forfeited. The 2012 Plan provides for the following types of awards:

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

The Company accounts for the expense of all share-based compensation by measuring the awards at fair value on the date of grant. The Company recognizes expense on a straight-line basis over the vesting period of the entire award. Options issued by the Company under its stock option plans have a term of ten years and generally vest ratably over a period of three to four years. Time-based restricted stock grants are expensed over the vesting period of the award, which is typically two to four years. The number of performance based restricted shares that vest or forfeit depend upon achievement of certain targets during the performance period. The Company accounts for forfeitures as they occur. Compensation expense for performance based awards granted prior to December 2018 is recorded based upon the service period and management’s assessment of the probability of achieving the performance goals and will be adjusted based upon actual achievement. In December 2018, the performance metric changed to a 3-year relative Total Shareholder Return (TSR) compared to the S&P 600 industrial index instead of a pre-established earnings-per-share target to better align compensation to the long-term interests of shareholders. Stock options issued under the current plan must have an exercise price that may not be less than the fair market value of the Company’s common stock on the date of grant. The Plans provide for automatic acceleration of vesting in the event of a change in control of the Company.

The Company incurred equity compensation expense of $0.9 million and $1.0 million for the quarters ended March 31, 2020 and March 31, 2019, respectively, for the Plans, including restricted stock awards. No equity compensation costs were capitalized as part of inventory.

Stock Options

The following table is a summary of outstanding and exercisable options as of March 31, 2020:

In thousands except per share amounts	Shares	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding at March 31, 2020	761	$26.35	$—
Exercisable at March 31, 2020	303	$33.46	$—
Unvested at March 31, 2020	458	$21.64	$—

There were 110,220 stock options granted and 3,575 stock options exercised during the quarter ended March 31, 2020. The amount of cash received from the exercise of stock options was less than $0.1 million during the quarter ended March 31, 2020. The intrinsic value of stock options exercised was less than $0.1 million with a tax benefit of less than $0.1 million during the quarter ended March 31, 2020.

There were no stock options granted and no stock options exercised during the quarter ended March 31, 2019.

At March 31, 2020, the total unrecognized compensation cost related to non-vested stock option awards was approximately $3.2 million, with a weighted average expected amortization period of 3.1 years.

Restricted Stock

Restricted stock includes both performance-based and time-based awards. There were 53,713 time-based restricted stock shares and 40,335 performance-based restricted shares granted during the quarter ended March 31, 2020. There were no performance-based restricted shares that vested during the quarter March 31, 2020. There were 2,702 time-based restricted shares that vested during the quarter ended March 31, 2020.

There were 33,932 time-based restricted stock shares granted during the quarter ended March 31, 2019. There were no performance-based restricted stock shares granted during the quarter ended March 31, 2019. There were no performance-based restricted stock shares that vested during the quarter ended March 31, 2019. There were 5,468 time-based restricted stock shares that vested during the quarter ended March 31, 2019.

At March 31, 2020, there were 357,664 unvested restricted stock awards with total unrecognized compensation cost related to these awards of $6.0 million with a weighted average expected amortization period of 3.6 years. Compensation expense for performance based awards is recorded based on the service period and management’s assessment of the probability of achieving the performance goals.

10. Stock Repurchases

During the three months ended March 31, 2020, the Company purchased 916 shares of common stock valued at less than $0.1 million, through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, in which the Company withholds that number of shares having fair value equal to each recipient’s minimum tax withholding due.

11. Employer Sponsored Benefit Plans

Prior to the quarter ended March 31, 2020, the Company maintained two domestic pension plans: the Retirement Income Plan for Employees of Interface Performance Materials, Inc. ("IPM Pension Plan"), and the Interface Sealing Solutions, Inc. Pension Plan ("ISS Pension Plan"). During the quarter ended March 31, 2020, the Company settled the pension obligation of the ISS Pension Plan through lump sum distributions to participants or by irrevocably transferring pension liabilities to an insurance company through the purchase of a group annuity contract. This purchase, funded with pension assets, resulted in a pre-tax settlement loss of $0.4 million in the quarter ended March 31, 2020, related to the recognition of accumulated deferred actuarial losses. The settlement loss and expenses were included as non-operating expense in the condensed consolidated statements of operations.

The IPM Pension Plan covers a portion of Interface's union and non-union employees. The plan is closed to new employees and benefits are no longer accruing for the majority of participants. The Company expects to make required contributions of approximately $1.2 million to the IPM Pension Plan during 2020. Contributions of $0.4 million and $0.6 million were made during the quarters ended March 31, 2020 and March 31, 2019, respectively.

Prior to 2020, the Company also maintained the U.S.Lydall Pension Plan. During the second quarter of 2019, the Company settled the pension obligation of the U.S. Lydall Pension Plan through lump sum distributions to participants or by irrevocably transferring pension liabilities to two insurance companies through the purchase of group annuity contracts. No contributions were made to the U.S. Lydall Pension Plan during the quarter ended March 31, 2019.

The following is a summary of the components of net periodic benefit cost for the domestic defined benefit pension plans for the quarters ended March 31, 2020 and 2019:

	Quarters Ended March 31,
In thousands	2020	2019
Components of employer benefit cost
Service cost	$40	$30
Interest cost	430	982
Expected return on assets	(533)	(872)
Amortization of actuarial loss	2	278
Net periodic benefit cost	$(61)	$418
Settlement loss	385	—
Total employer benefit plan cost	$324	$418

The Company reports the service cost component of net periodic benefit cost in the same line item as other compensation costs in operating expenses and the non-service cost components of net periodic benefit cost in other income.

12. Income Taxes

The Company's effective tax rate for the first quarter of 2020 was 3.5% compared to an effective tax rate of 22.0% for the first quarter of 2019. During the first quarter of 2020 the Company had a pre-tax loss primarily resulting from impairment charges of $61.1 million. The impairment charges significantly impacted the Company's effective tax rate because $48.7 million of the impairment charges related to non-deductible goodwill, resulting in a low effective tax rate for the first quarter of 2020 when in a pre-tax loss position. Additionally, the effective rate was negatively impacted by valuation allowance activity of $0.3 million. The effective rate in the first quarter of 2019 was negatively impacted by valuation allowance activity of $0.3 million, partially offset by an uncertain tax position release due to statutory expiration of $0.2 million and geographical mix of earnings.

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, Canada, China, France, Germany, Hong Kong, India, the Netherlands, and the United Kingdom. With few exceptions, the Company is no longer subject to U.S. federal examinations for years before 2016, state and local examinations for years before 2015, and non-U.S. income tax examinations for years before 2013.

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

13. Earnings (Loss) Per Share

For the quarters ended March 31, 2020 and 2019, basic earnings per share were computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method as long as their effect is not antidilutive.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share:

	Quarter Ended March 31,
In thousands	2020	2019
Basic weighted-average common shares outstanding	17,336	17,254
Effect of dilutive options and restricted stock awards	—	64
Diluted weighted-average common shares outstanding	17,336	17,318

Dilutive stock options totaling 27,407 shares of Common Stock were excluded from the diluted per share computation for the three months ended March 31, 2020, as the Company reported a net loss during that period and, therefore, the effect of including these options would be antidilutive.

For each of the quarters ended March 31, 2020 and 2019, stock options for 708,734 shares and 519,342 shares of Common Stock were not considered in computing diluted earnings per common share because they were antidilutive.

14. Segment Information

As of March 31, 2020, the Company’s reportable segments were Performance Materials, Technical Nonwovens, and Thermal Acoustical Solutions.

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

The tables below present net sales and operating income by segment for the quarters ended March 31, 2020 and 2019, and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

Consolidated net sales by segment:

	Quarters Ended March 31,
In thousands	2020	2019
Performance Materials Segment:
Filtration	$25,887	$23,934
Sealing and Advanced Solutions	39,333	40,646
Performance Materials Segment net sales	65,220	64,580

Technical Nonwovens Segment (1):
Industrial Filtration	31,369	42,364
Advanced Materials (2)	26,034	23,242
Technical Nonwovens Segment net sales	57,403	65,606

Thermal Acoustical Solutions Segment:
Parts	77,321	84,576
Tooling	6,440	9,737
Thermal Acoustical Solutions Segment net sales	83,761	94,313

Eliminations and Other (2)	(5,857)	(6,474)
Consolidated Net Sales	$200,527	$218,025

Operating income by segment:

	Quarters Ended March 31,
In thousands	2020	2019
Performance Materials (3)	$(56,941)	$1,459
Technical Nonwovens (1),(2),(4)	3,813	4,734
Thermal Acoustical Solutions	5,628	9,491
Corporate Office Expenses	(8,068)	(6,634)
Consolidated Operating Income	$(55,568)	$9,050

(1)	The Technical Nonwovens segment reports the results of Geosol through the date of disposition of May 9, 2019.

(2)
Included in the Technical Nonwovens segment and Eliminations and Other is $5.0 million and $4.7 million in intercompany sales to the Thermal Acoustical Solutions segment for the quarters ended March 31, 2020 and 2019, respectively.

(3)
Included in the Performance Materials segment is $61.1 million of impairment charges related to goodwill and other long-lived assets for the quarter ended March 31, 2020 and $4.0 million of intangible assets amortization for the quarters ended March 31, 2020 and 2019.

(4)	Included in the Technical Nonwovens segment is $1.2 million and $1.3 million of intangible assets amortization for the quarters ended March 31, 2020 and 2019, respectively.

15. Commitments and Contingencies

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

In December 2018, the New York State Department of Environmental Conservation (“NYDEC”) informed the Company that the newly acquired Interface site located at Hoosick Falls, NY will be the subject of an investigation in to the possibility of it being an inactive hazardous disposable waste site.  The letter specifically references PFAS that have been detected in a nearby water supply, soil and/or surface water.  Notably, the PFAS contamination has been identified in the Hoosick Falls area for some time and other large manufacturers in the area have previously been identified as a source.  The NYDEC approved a site characterization plan in December 2019. The Company recorded expense of $0.3 million in the fourth quarter of 2019 as a result of the site characterization plan preparation and site characterization activities, which will continue into the second quarter of 2020. The Company does not know the scope or extent of its future obligations, if any, that may arise from the site investigation and therefore is unable to estimate the cost of any corrective action. Accordingly, the Company cannot assure that the costs of any future corrective at this location would not have a material effect on the Company's financial condition, results of operations or cash flows.

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

16. Changes in Accumulated Other Comprehensive Income (Loss)

The following table discloses the changes by classification within accumulated other comprehensive income (loss) for the three months ended March 31, 2020 and 2019:

In thousands	Foreign Currency Translation Adjustment	Defined Benefit Pension Adjustment		Gains and Losses on Cash Flow Hedges		Total Accumulated Other Comprehensive (Loss) Income
Balance at December 31, 2018	$(18,458)	$(22,253)		$(1,974)		$(42,685)
Other comprehensive loss	(127)	—		(675)	(c)	(802)
Amounts reclassified from accumulated other comprehensive loss	—	215	(a)	—		215
Balance at March 31, 2019	(18,585)	(22,038)		(2,649)		(43,272)
Balance at December 31, 2019	(18,022)	(3,080)		(4,877)		(25,979)
Other comprehensive (loss) income	(9,957)	—		446	(c)	(9,511)
Amounts reclassified from accumulated other comprehensive loss	—	331	(b)	—		331
Balance at March 31, 2020	$(27,979)	$(2,749)		$(4,431)		$(35,159)

(a)
Amount represents amortization of actuarial losses, a component of net periodic benefit cost, related to the U.S. Lydall Pension Plan. This amount was $0.2 million, net of $0.1 million tax benefit, for the three months ended March 31, 2019.

(b) Amount represents the settlement of the ISS Pension Plan in the first quarter of 2020. This amount was $0.4 million, net of $0.1 million tax benefit.

(c)	Amount represents unrealized gains (losses) on the fair value of hedging activities, net of taxes, for the three months ended March 31, 2020 and 2019.

17. Subsequent Events

On May 11, 2020 the Company amended its 2018 Credit Agreement. See Note 6, "Long-term Debt and Financing Arrangements" for the key amended terms and conditions.

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

Recent Developments

The impact of the novel strain of the coronavirus identified in late 2019 (“COVID-19”) has grown throughout the world, including in all global and regional markets served by the Company. Governmental authorities have implemented numerous measures attempting to contain and mitigate the effects of COVID-19, including travel bans and restrictions, quarantines, social distancing orders, shelter in place orders and shutdowns of non-essential activities. The Company’s manufacturing facilities are located in areas that have been affected by the pandemic and the shutdowns. The Company’s China facilities carried out a planned shut down in conjunction with the lunar New Year in late January which was extended to late February as a result of government imposed restrictions.  The facilities did not resume operations until late February and ramped back up moderately in line with customer demand. As of the date of this report, all of the Company’s plants in China are operating and all of its automotive customer plants in China have re-opened.  The Company has not, to date, experienced any significant disruption it its supply chains in China since resuming operations.

Beginning in late March 2020, the Company ramped down its Thermal Acoustical Solutions operations in North Carolina, as well as in France and Germany coinciding with the shutdown of its major automotive customers' facilities in those regions. In addition, the Company has experienced slowdowns in its Performance Materials facility in Pennsylvania and its Technical Nonwovens facility in South Carolina as a result of those facilities’ exposure to automotive end market applications. The resumption of production in all of these regions is dependent on the Company’s customers resuming operations.

It is also likely that the global automotive industry will experience significantly lower demand for new vehicle sales as a result of the global economic slowdown caused by the COVID-19 pandemic because new vehicle sales are highly dependent on the strength of the consumer. If unemployment remains at a high level, new vehicle sales will likely be significantly lower than historical and previously projected sales levels.

In contrast, the Company has been deemed an essential supplier to certain customers which has driven incremental demand in select specialty filtration product lines in its Performance Materials business which is a leading producer of media used in N95 respirator, surgical, and medical masks. In addition, the Technical Nonwovens business in Canada is a leading supplier of nonwoven products used in medical wipes, pads, and gowns. In response, the Company has re-prioritized its manufacturing capabilities in North America and Europe to focus on serving customers for these products.
The Company has been actively monitoring the global outbreak and spread of COVID-19 and taking steps to mitigate the potential risks to the Company posed by its spread and related circumstances and impacts. The Company continues to assess and update its business continuity plans in the context of this pandemic. The Company has taken precautions to help keep its workforce healthy and safe, including establishing the Lydall Emergency Preparedness Team (“LEPT”), implementing strict travel restrictions, enforcing rigorous hygiene protocols, increasing sanitization efforts at all facilities and implementing remote working arrangements for the vast majority of its employees who work outside the plants.

The Company has also taken significant measures to reduce its overall cash expenditures, including the furlough or lay-off of hourly/salary plant workers and select furloughs of corporate and other salaried employees, the deferral of company contributions to its pension plans and matching contributions under the Company's 401(k) defined contribution plan, the reduction of purchase obligations for raw materials and the reduction/delay of non-critical capital spending. With these actions initiated in early 2020, the Company has reduced its monthly cash expenditures and plans to continue to do so as long as the COVID-19 pandemic continues.

In addition to the significant measures taken to reduce and contain costs, the Company has taken recent action to provide additional liquidity, primarily including the incremental $20.0 million draw down on its amended credit facility in March. During the first quarter, the Company generated $26.7 million of net cash provided by operations and had cash on hand of $87.8 million at March 31, 2020.  On May 11, 2020, the Company amended its $450 million senior secured revolving credit agreement ("2018 Credit Agreement"). See Note 6. "Long-term Debt and Financing Arrangements" to the Condensed Consolidated Financial Statements and Item 2, "Liquidity and Capital Resources" for highlights of the key amended terms and conditions.

The recent automotive production ramp down across most of the world will also impact the Company's daily working capital significantly. The Company has experienced working capital cash flow improvements in March and April but does not expect the benefits to continue in May and beyond if the production ramp down continues. Upon restart, the Company would expect an initial cash outflow to support working capital requirements in the first month followed by a few months of benefit afterwards, resulting in a neutral impact over that period.

The Company is also pursuing, wherever it qualifies, governmental assistance during this time. For example, the Company is working with local governments to take advantage of specific programs including wage recovery provided by social programs in Europe and is deferring domestic employer payroll tax and other payments under the provisions of the Coronavirus Aid, Relief and Economic Security ("CARES") Act. Additionally, the Company is seeking to take advantage of governmental programs to receive cash, for example, through the Main Street Lending Program, to help defray operating costs. The Company cannot guarantee that it will qualify for, or receive, any of the assistance that it is pursuing.

The spread of COVID-19 and the measures taken to constrain the spread of the virus have had, and will continue to have, a material negative impact on the Company’s financial results, and such negative impact may continue well beyond the containment of such outbreak. There is inherent uncertainty in the assumptions the Company uses to estimate its future liquidity due to the impact of the COVID-19 outbreak. In addition, the magnitude, duration and speed of the global pandemic is uncertain. Consequently, the impact on the Company's business, financial condition or longer-term financial or operational results is uncertain.

Under Accounting Standards Update (ASU) 2014-15, Presentation of Financial Statements-Going Concern (Subtopic 205-40), or ASC 205-40, the Company has the responsibility to evaluate whether conditions and/or events raise substantial doubt about its ability to meet its future financial obligations as they become due within one year after the date that the financial statements are issued. Given the expected impact of the COVID-19 pandemic and economic slowdown on the Company's business, the Company revised its forecast and evaluated its liquidity position and ability to comply with financial covenants in its May 11, 2020 Amended Credit Agreement as of the date of the issuance of the consolidated financial statements. Based on this evaluation, management believes, despite the expected impact of COVID-19 on the Company's business, that the Company’s financial position, net cash provided by operations combined with its cash and cash equivalents, borrowing availability under its 2018 Credit Agreement, and the May 11, 2020 Amended Credit Agreement as described in Item 2, "Liquidity and Capital Resources", will be sufficient to fund its current obligations, capital spending, debt service requirements and working capital requirements over at least the next twelve months.

First Quarter 2020 Highlights

Below are financial highlights comparing Lydall’s quarter ended March 31, 2020 (“Q1 2020”) results to its quarter ended March 31, 2019 (“Q1 2019”) results:

•	Net sales were $200.5 million in Q1 2020, compared to $218.0 million in Q1 2019, a decrease of $17.5 million, or 8.0%. The change in consolidated net sales is summarized in the following table:

Components (in thousands)	Change in Net Sales	Percent Change
Acquisitions and divestitures	$513	0.2%
Parts volume and pricing change	(12,535)	(5.7)%
Change in tooling sales	(3,230)	(1.5)%
Foreign currency translation	(2,246)	(1.0)%
Total	$(17,498)	(8.0)%

•
Gross margin was 19.2% in the first quarter of 2020, compared to 19.3% in the first quarter of 2019. Gross margin from the TAS segment lowered consolidated gross margin by approximately 140 basis points primarily due to unfavorable product mix on reduced volume of higher margin acoustical parts, increased labor costs and unfavorable absorption of fixed costs related to plant ramp downs in response to the COVID-19 pandemic. The TNW segment reported flat gross margin but, based on segment mix, was negative to consolidated gross margin in the quarter by approximately 30 basis points. The Performance Materials segment favorably impacted consolidated gross margin by approximately 160 basis points, primarily driven by increased demand for face mask media in response to the COVID-19 pandemic coupled with favorable material costs in the first quarter of 2020 compared to the first quarter of 2019. The COVID-19 pandemic had an unfavorable impact of approximately 50 basis points on Lydall's consolidated gross margin, principally impacting the Thermal Acoustical Solutions and, to a lesser extent, the Technical Nonwovens segments.

•
Operating loss was $(55.6) million in Q1 2020, compared to operating income of $9.1 million in Q1 2019. The operating loss was driven by first quarter 2020 goodwill and other long-lived asset impairment charges in the Performance Materials segment of $61.1 million. The following components are included in operating income for Q1 2020 and Q1 2019 and impact the comparability of each quarter:

	Q1 2020		Q1 2019
Components (in thousands except per share amounts)	Operating income effect	EPS impact	Operating income effect	EPS impact
Impairment of goodwill and long-lived assets	(61,109)	$(3.35)	—	$—
Strategic initiatives expenses	(1,908)	$(0.08)	(841)	$(0.04)
TNW restructuring expenses	—	$—	(376)	$(0.02)

•	Net loss was $(56.4) million, or $(3.25) per diluted share, in Q1 2020 compared to net income of $3.9 million, or $0.22 per diluted share, in Q1 2019.

Liquidity

Cash was $87.8 million at March 31, 2020, compared to $51.3 million at December 31, 2019. Net cash provided by operations was $26.7 million in the first quarter of 2020 compared to $14.4 million in the first quarter of 2019, with the improvement primarily driven by increases in payable days across Lydall operations. At the end of the first quarter the Company drew down an incremental $20 million on its Amended Credit Facility. On May 11, 2020 the Company amended its 2018 Credit Agreement. See Note 6. "Long-term Debt and Financing Arrangements" to the Condensed Consolidated Financial Statements and Item 2, "Liquidity and Capital Resources" for highlights of the key amended terms and conditions.

Results of Operations

All of the following tabular comparisons, unless otherwise indicated, are for the quarters ended March 31, 2020 (Q1-20) and March 31, 2019 (Q1-19).

Net Sales

	Quarter Ended
In thousands	Q1-20	Q1-19	Percent Change
Net sales	$200,527	$218,025	(8.0)%

Net sales for the first quarter of 2020 decreased by $17.5 million, or 8.0%, compared to the first quarter of 2019. This decrease was primarily due to lower net parts sales of $10.6 million, or 4.8% of consolidated net sales, in the Thermal Acoustical Solutions segment, driven by temporary plant ramp downs across all of its operations beginning in mid-March as the Company's large OEM customers closed plants of their own due to the COVID-19 pandemic, and included decreased net tooling sales of $3.3 million in the first quarter of 2020 compared to the first quarter of 2019. The Technical Nonwovens segment reported a decrease in net sales of $8.2 million, or 3.8% of consolidated net sales, driven by reduced demand in the industrial filtration market, primarily China and, to a lesser extent, the US and Europe. These decreases to net sales were partially offset by increased Performance Materials net sales of $0.6 million, primarily due to increased sales in its air filtration market, driven by demand for face mask media in response to the COVID-19 pandemic. Foreign currency translation had a negative impact on net sales of $2.2 million, or 1.0% of consolidated net sales, primarily impacting the Technical Nonwovens and Thermal Acoustical Solutions segments by $0.8 million and the Performance Materials segment by $0.6 million.

Cost of Sales

	Quarter Ended
In thousands	Q1-20	Q1-19	Percent Change
Cost of sales	$161,959	$175,969	(8.0)%

Cost of sales for the first quarter of 2020 decreased by $14.0 million, or 8.0%, compared to the first quarter of 2019. The decrease was driven by decreased net sales of $17.5 million, primarily due to plant ramp downs in the Thermal Acoustical Solutions segment and, to a lesser extent, the Technical Nonwovens segment on reduced demand in the industrial filtration market due to the COVID-19 pandemic. Additionally, favorable raw material commodity costs across all segments and favorable product mix in the Performance Materials and Technical nonwovens segments drove lower cost of sales in the first quarter of 2020 compared to the first quarter of 2019. These decreases to cost of sales were partially offset by increased direct labor and unfavorable absorption of fixed costs caused by the plant ramp downs in the Thermal Acoustical Solutions segment driven by the COVID-19 pandemic. Foreign currency translation decreased cost of sales by $2.0 million, or 1.1%, in the first quarter of 2020 compared to the first quarter of 2019.

Gross Profit

	Quarter Ended
In thousands	Q1-20	Q1-19	Percent Change
Gross profit	$38,568	$42,056	(8.3)%
Gross margin	19.2%	19.3%

Gross margin for the first quarter of 2020 decreased 10 basis points compared to the first quarter of 2019. The Thermal Acoustical Solutions segment negatively impacted consolidated gross margin by approximately 140 basis points driven by unfavorable product mix on reduced volume of higher margin acoustical parts. Additionally, increased direct labor and unfavorable absorption of fixed costs caused by the plant ramp down drove further gross margin reduction in the first quarter of 2020 compared to the first quarter of 2019. The Technical Nonwovens segment reported flat segment gross margin as favorable product mix and lower raw material commodity costs were completely offset by inventory write-off costs of $0.9 million, or 50 basis points of consolidated gross margin, related to a flood in one of its European facilities. The Company is pursuing a claim with its insurer to recover this loss. The flat Technical Nonwovens segment margin negatively impacted consolidated gross margin by approximately 30 basis points due to consolidated segment mix. The Performance Materials segment favorably impacted consolidated gross margin by approximately 160 basis points, primarily due to favorable product mix, driven by increased demand for face mask media in response to the COVID-19 pandemic combined with favorable raw material commodity costs.

Selling, Product Development and Administrative Expenses

	Quarter Ended
In thousands	Q1-20	Q1-19	Percent Change
Selling, product development and administrative expenses	$33,027	$33,006	0.1%
Percentage of sales	16.5%	15.1%

Selling, product development and administrative expenses for the first quarter of 2020 were essentially flat, but increased 140 basis points as a percentage of net sales, compared to the first quarter of 2019. Increased corporate strategic initiatives expenses of $1.1 million and higher bad debt expense of $0.4 million were mostly offset by decreased salaries of $0.8 million and lower consulting expense of $0.5 million in the first quarter of 2020 compared to the first quarter of 2019. Selling, product development and administrative expenses increased 140 basis points as a percentage of net sales compared to the first quarter of 2019 due to the drop in sales related to the COVID-19 pandemic in the last month of the first quarter of 2020.
Impairment of Goodwill and Other Long-Lived Assets

	Quarter Ended
In thousands	Q1-20	Q1-19	Dollar Change
Impairment of goodwill and other long-lived assets	$61,109	$—	$61,109

During the first quarter of 2020, the Company recorded a goodwill impairment charge of $48.7 million in the Performance Materials segment. Reduced expected demand in automotive and other end markets due to the COVID-19 pandemic resulted in a reduction in sales and cash generation projections as compared to prior projections for the reporting units. As a result of these revised projections and changes in other Company and market-based inputs to the determination of fair value, the carrying value of the Performance Materials reporting unit exceeded its fair value by 48.7 million, resulting in the impairment charge.

As a result of the COVID 19 pandemic and the Company's action plan to address the risks associated with it, the Company accelerated certain strategic actions. One such action was a review of a low-performing European plant within the Performance Materials segment. As a result of a strategic shift regarding this plant, the Company performed an impairment assessment on the long-lived assets of the plant. The impairment test concluded that the asset group was not recoverable, and the Company then determined that carrying value of the asset group exceeded its fair value and recorded a long-lived asset impairment charge of $12.4 million.

Pension Plan Settlement Expense

	Quarter Ended
In thousands	Q1-20	Q1-19	Dollar Change
Employee benefit plans settlement expenses	$385	$—	$385

In the first quarter of 2020, the Company settled the pension obligation of the Interface Sealing Solutions, Inc. Pension Plan ("pension settlement") through lump sum distributions to participants or by irrevocably transferring pension liabilities to an insurance company through the purchase of a group annuity contract. The settlement, funded with pension plan assets, resulted in a settlement expense of $0.4 million in the first quarter of 2020 related to the recognition of accumulated deferred actuarial losses.

Interest Expense

	Quarter Ended
In thousands	Q1-20	Q1-19	Percent Change
Interest expense	$2,857	$3,628	(21.3)%
Weighted average interest rate	4.4%	4.2%

The decrease in interest expense for the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019 was due to lower borrowings related to continued debt pay down combined with a reduction to interest expense due to the favorable interest rate differential between the U.S. dollar and Euro related to the net investment hedge the company entered into in the fourth quarter of 2019.

Other Income/Expense, net

	Quarter Ended
In thousands	Q1-20	Q1-19	Dollar Change
Other (income) expense, net	$(418)	$399	$(817)

The increase in other income, net, for the quarter ended March 31, 2020 compared to the quarter ended March 31, 2019 was primarily related to foreign currency gains recognized on the revaluation of cash, trade payables and receivables and intercompany loans denominated in currencies other than the functional currencies of the Company's subsidiaries.

Income Taxes

The Company's effective tax rate for the first quarter of 2020 was 3.5% compared to an effective tax rate of 22.0% for the first quarter of 2019. During the first quarter of 2020 the Company had a pre-tax loss primarily resulting from impairment charges of $61.1 million. The impairment charges significantly impacted the Company's effective tax rate because $48.7 million of the impairment charges related to non-deductible goodwill, resulting in a low effective tax rate for the first quarter of 2020 when in a pre-tax loss position. Additionally, the effective rate was negatively impacted by valuation allowance activity of $0.3 million. The effective rate in the first quarter of 2019 was negatively impacted by valuation allowance activity of $0.3 million, partially offset by an uncertain tax position release due to statutory expiration of $0.2 million and geographical mix of earnings.

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, Canada, China, France, Germany, Hong Kong, India, the Netherlands, and the United Kingdom. With few exceptions, the Company is no longer subject to U.S. federal examinations for years before 2016, state and local examinations for years before 2015, and non-U.S. income tax examinations for years before 2013.
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

Segment Results

The following tables present net sales information for the key product and service groups included within each operating segment as well as other products and services and operating income by segment, for the quarter ended March 31, 2020 compared with the quarter ended March 31, 2019.

Net sales by segment:

	Quarter Ended
In thousands	Q1-20	Q1-19	Dollar Change
Performance Materials Segment:
Filtration	$25,887	$23,934	$1,953
Sealing and Advanced Solutions	39,333	40,646	(1,313)
Performance Materials Segment net sales	65,220	64,580	640

Technical Nonwovens Segment (1):
Industrial Filtration	31,369	42,364	(10,995)
Advanced Materials (2)	26,034	23,242	2,792
Technical Nonwovens Segment net sales	57,403	65,606	(8,203)

Thermal Acoustical Solutions Segment:
Parts	77,321	84,576	(7,255)
Tooling	6,440	9,737	(3,297)
Thermal Acoustical Solutions Segment net sales	83,761	94,313	(10,552)
Eliminations and Other (2)	(5,857)	(6,474)	617
Consolidated Net Sales	$200,527	$218,025	$(17,498)

Operating income by segment:

	Quarter Ended
	Q1-20		Q1-19
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials (3)	$(56,941)	(87.3)%	$1,459	2.3%	$(58,400)
Technical Nonwovens (1),(2),(4)	3,813	6.6%	4,734	7.2%	(921)
Thermal Acoustical Solutions	5,628	6.7%	9,491	10.1%	(3,863)
Corporate Office Expenses	(8,068)		(6,634)		(1,434)
Consolidated Operating Income	$(55,568)	(27.7)%	$9,050	4.2%	$(64,618)

(1)	The Technical Nonwovens segment reports the results of Geosol through the date of disposition of May 9, 2019.

(2)
Included in the Technical Nonwovens segment and Eliminations and Other is $5.0 million and $4.7 million in intercompany sales to the Thermal Acoustical Solutions segment for the quarters ended March 31, 2020 and 2019.

(3)
Included in the Performance Materials segment is $61.1 million of impairment charges related to goodwill and other long-lived assets for the quarter ended March 31, 2020 and $4.0 million of intangible assets amortization for the quarters ended March 31, 2020 and 2019.

(4)	Included in the Technical Nonwovens segment is $1.2 million and $1.3 million of intangible assets amortization for the quarters ended March 31, 2020 and 2019, respectively.

Performance Materials

Segment net sales increased $0.6 million in the first quarter of 2020 compared to the first quarter of 2019. The increase was primarily due to increased net sales in filtration of $2.0 million as demand in the air filtration market for face mask media in response to the COVID-19 pandemic grew. These increases to net sales were partially offset by decreased sealing and advanced solutions net sales of $1.3 million as these products partially serve the automotive industry and were impacted by lower demand due to automotive customer shutdowns in the first quarter of 2020 related to COVID-19 and ultimately led to a marginal impact on total net sales related to the pandemic. Foreign currency translation had a negative impact on segment net sales of $0.6 million, or 0.9%, in the first quarter of 2020 compared to the first quarter of 2019.

The Performance Materials segment reported an operating loss of $(56.9) million in the first quarter of 2020, compared to operating income of $1.5 million in the first quarter of 2019. The change in operating income of $58.4 million was primarily driven by goodwill and other long-lived asset impairment charges of $61.1 million in the first quarter of 2020. After adjusting for the impairment charges, the Performance Materials segment reported adjusted operating income of $4.2 million. The impairment charges were partially offset by higher gross margin of 260 basis points, primarily due to favorable product mix driven by increased demand for face mask media in response to the COVID-19 pandemic, combined with lower raw material commodity costs and favorable material productivity in the first quarter of 2020 compared to the first quarter of 2019. After excluding the impairment charges, selling, product development and general administrative expenses were favorable by 150 basis points as a percentage of segment net sales in the first quarter of 2020 compared to the first quarter of 2019, primarily driven by decreased consulting and travel expenses.

Technical Nonwovens

Segment net sales decreased $8.2 million, or 12.5%, in the first quarter of 2020 compared to the first quarter of 2019. Foreign currency translation had a negative impact on segment net sales of $0.8 million, or 1.2%, in the first quarter of 2020 compared to the first quarter of 2019. Industrial filtration net sales decreased $11.0 million, or 26.0%, primarily driven by decreased demand across all regions, coupled with the negative impact of foreign currency. Advanced materials net sales increased $2.8 million, or 12.0%, driven by increased demand in North America, and more specifically, increased geosynthetic and medical product sales in Canada in the first quarter of 2020 compared to the first quarter of 2019.

The Technical Nonwovens segment reported operating income of $3.8 million, or 6.6% of net sales, in the first quarter of 2020, compared to $4.7 million, or 7.2% of net sales, in the first quarter of 2019. The decrease in operating income of $0.9 million and operating margin of 60 basis points was primarily attributable to higher selling, product development and general administrative expenses of 60 basis points as a percentage of segment net sales compared to the first quarter of 2019. This increase as a percentage of net sales was primarily due to the $8.2 million reduction in sales, while selling, product development and general administrative expenses actually decreased $0.6 million, primarily driven by lower salaries and benefits expense of $0.6 million in the first quarter of 2020 compared to the first quarter of 2019. Gross margin was flat over the comparable period as favorable product mix and lower material commodity and productivity costs were completely offset by inventory write-off costs of $0.9 million, or 160 basis points, associated with a flood in one of the Company's European facilities and lower customer pricing in the first quarter of 2020 compared to the first quarter of 2019. The Company is pursuing a claim with its insurer to recover the loss associated with the inventory write-off loss.

Thermal Acoustical Solutions

Segment net sales decreased $10.6 million, or 11.2%, in the first quarter of 2020 compared to the first quarter of 2019. Foreign currency translation had a negative impact on segment net sales of $0.8 million, or 0.9%, in the first quarter of 2020 compared to the first quarter of 2019. The decrease was driven by plant ramp downs across all of the Thermal Acoustical Solutions businesses as the Company's large OEM customers closed their own plants due to the COVID-19 pandemic.

The Thermal Acoustical Solutions segment reported operating income of $5.6 million, or 6.7% of net sales, in the first quarter of 2020, compared to operating income of $9.5 million, or 10.1% of net sales, in the first quarter of 2019. The decrease in operating income of $3.9 million and operating margin of 340 basis points was primarily due to lower gross margin of 280 basis points and, to a lesser extent, increased selling, product development and administrative expenses as a percentage of net sales. Gross margin erosion was driven by unfavorable product mix of approximately 90 basis points on reduced volume of higher margin acoustical parts. Additionally, labor and overhead costs increased by approximately 210 basis points, primarily related to unfavorable absorption, partially offset by reduced, outsourcing and expedited freight expenses within the North America and Europe facilities. This decrease to gross margin was partially offset by favorable raw material commodity costs and productivity costs in the first quarter of 2020 compared to the first quarter of 2019, partially offset by lower customer pricing. Selling, product development and administrative expenses decreased $0.1 million, or 60 basis points as a percentage of net sales as decreased salaries of $0.2 million were essentially offset by increased bad debt expense of $0.2 million in the first quarter of 2020 compared to the first quarter of 2019.

Corporate Office Expenses

Corporate office expenses for the first quarter of 2020 were $8.1 million, compared to $6.6 million in the first quarter of 2019. The increase of $1.4 million was primarily due to increased corporate strategic initiatives expenses of $1.1 million, higher accrued cash incentive compensation of $0.3 million and increased insurance expenses of $0.3 million, partially offset by decreased professional service costs of $0.3 million in the first quarter of 2020 compared to the first quarter of 2019.

Liquidity and Capital Resources

The Company assesses its liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. The principal source of liquidity is operating cash flows. In addition to operating cash flows, other significant factors that affect the overall management of liquidity include capital expenditures, investments in businesses, strategic transactions, income tax payments, debt service payments, outcomes of contingencies, foreign currency exchange rates and employee benefit plan funding. The Company manages worldwide cash requirements by considering available funds among domestic and foreign subsidiaries. The Company expects to finance its 2020 operating cash and capital spending requirements from existing cash balances, cash provided by operating activities and through borrowings under the Credit Facility, as needed.

At March 31, 2020, the Company held $87.8 million in cash and cash equivalents, including $53.1 million in the U.S. with the remaining held by foreign subsidiaries.

The Company’s continued access to sources of liquidity depends on multiple factors, including global economic conditions, the COVID-19 pandemic’s effects on its customers and their production rates, the condition of global financial markets, the availability of sufficient amounts of financing, its operating performance and its credit ratings. The Company borrowed $20 million under the revolver portion of its Facility, during the first quarter of 2020, in order to increase its cash position and preserve financial flexibility in light of the impact of the COVID-19 outbreak on its results of operations and liquidity. The Company is taking further actions to improve its liquidity, including capital expenditure and operating expense reductions and increased management and oversight of its working capital.

Financing Arrangements

2020 Amendment to the 2018 Credit Agreement

On May 11, 2020, the Company amended its $450 million senior secured revolving 2018 Credit Agreement (''2020 Amendment"). The principal purpose of the Amendment was to modify certain financial maintenance covenants contained in the 2018 Credit Agreement, at least one of which the Company expected to fail as early as the second quarter of 2020 as a result of the impact of COVID-19. Key amended terms and conditions include:

•
The maximum Consolidated Net Leverage Ratio, applicable on the last day of each fiscal quarter, is 6.5:1 through the period ending March 31, 2021, stepping down to 4.50:1 for the period ending June 30, 2021 through the period ending March 31, 2022, and 3.50:1 for the period ending June 30, 2022 and thereafter;

•
The minimum Consolidated Fixed Charge Coverage Ratio, applicable on the last day of each fiscal quarter, is 1.10:1 on a trailing twelve month basis through the period ending June 30, 2020, stepping up to 1.25:1 on a distinct quarterly basis for the quarters ended September 30, 2020 through June 30, 2021, and on a trailing twelve month basis beginning with the period ending September 30, 2021 and thereafter;

•	The amended terms also provide that the Company maintain cash and cash equivalents balances of $40 million, excluding deposit accounts in China;

•
The term loan facility is $144 million and the revolving credit facility is $170 million for a total overall facility of $314 million. The accordion feature has been eliminated, and there is no change to the maturity date;

•	There is a floor on the Base and Eurocurrrency Rate of 1%;

•
The range for the Applicable Rate, as determined based on the Company’s Consolidated Net Leverage Ratio, and added to the Base Rate Committed Loans is 2.00% to 3.25% and the range for the Applicable Rate added to Eurocurrency Rate Committed Loans and Letters of Credit is 3.00% to 4.25%;

•	The quarterly fee is 0.375% on the unused portion of the revolving commitment; and

•	The Company will pay an amendment fee to the Lenders based on their commitment levels.

The Company believes that its liquidity resources including the 2020 Amendment to the 2018 Credit Agreement are sufficient to meet its working capital needs and other cash requirements.

2018 Credit Agreement

The 2018 Credit Agreement increased the available borrowing from $175 million to $450 million and added three additional lenders and extended the maturity date from July 7, 2021 to August 31, 2023.

Under the terms of the 2018 Credit Agreement, the lenders provided up to a $450 million credit facility (the “Facility”) to the Company, including a term loan commitment of $200 million and revolving loans to or for the benefit of the Company and its subsidiaries of up to $250 million. The Facility was secured by substantially all of the assets of the Company.

Interest was charged on borrowings at the Company’s option of either: (i) Base Rate plus the Applicable Rate, or (ii) the Eurodollar Rate plus the Applicable Rate. The Base Rate is a fluctuating rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by Bank of America, and (c) the Eurocurrency Rate plus 1.00%. The Eurocurrency Rate means (i) if denominated in LIBOR quoted currency, a fluctuating LIBOR per annum rate equal to the London Interbank Offered Rate; (ii) if denominated in Canadian Dollars, the rate per annum equal to the Canadian Dollar Offered Rate; or (iii) the rate per annum as designated with respect to such alternative currency at the time such alternative currency is approved by the Lenders. The Applicable Rate is determined based on the Company’s Consolidated Leverage Ratio (as defined in the 2018 Credit Agreement). The Applicable Rate added to the Base Rate Committed Loans ranged from 0.00% to 1.25%, and the Applicable Rate added to Eurocurrency Rate Committed Loans and Letters of Credit ranged from 0.75% to 2.00%. The Company paid a quarterly fee ranging from 0.15% to 0.275% on the unused portion of the revolving commitment. The Company has entered into multiple interest rate swaps to convert a portion of the Company's one-month LIBOR-based borrowings from a variable rate to a fixed rate. See Note 7, "Derivatives".

The Company is permitted to prepay term and revolving borrowings in whole or in part at any time without premium or penalty, subject to certain minimum payment requirements, and the Company was generally permitted to irrevocably cancel unutilized portions of the revolving commitments under the 2018 Credit Agreement. The Company is required to repay the term commitment in an amount of $2.5 million per quarter beginning with the quarter ending December 31, 2018 through the quarter ending June 30, 2023.

The 2018 Credit Agreement contained covenants required of the Company and its subsidiaries, including various affirmative and negative financial and operational covenants. The Company was required to meet certain quarterly financial covenants calculated from the four fiscal quarters most recently ended, including: (i) a minimum Consolidated Fixed Charge Coverage Ratio, which requires that at the end of each fiscal quarter the ratio of (a) consolidated EBITDA to (b) the sum of consolidated interest charges, redemptions, non-financed maintenance capital expenditures, restricted payments and taxes paid, each as defined in the 2018 Credit Agreement, may not be lower than 1.25 to 1.0; and (ii) a Consolidated Net Leverage Ratio, which required that at the end of each fiscal quarter the ratio of consolidated funded indebtedness minus consolidated domestic cash to consolidated EBITDA, as defined in the 2018 Credit Agreement, could not be greater than 3.5 to 1.0. The Company was in compliance with all covenants at March 31, 2020.

At March 31, 2020, the Company had $288.5 million of borrowings outstanding and standby letters of credit outstanding of $1.9 million. The borrowings outstanding included a $143.6 million term loan, net of $0.4 million in debt issuance costs being amortized to interest expense over the debt maturity period.

In addition to the amounts outstanding under the Facility, the Company has various foreign credit facilities totaling approximately $7.0 million. At March 31, 2020, the Company's foreign subsidiaries had $0.1 million in borrowings outstanding as well as $1.4 million in standby letters of credit outstanding.

In November 2018, the Company entered into a five year interest rate swap agreement with a bank which converts the interest on a notional $139.0 million of the Company's one-month LIBOR-based borrowings under its 2018 Credit Agreement from a variable rate, plus the borrowing spread, to a fixed rate of 3.09% plus the borrowing spread. The notional amount reduces quarterly by fluctuating amounts through August 2023. In April 2017, the Company entered into a three-year interest rate swap agreement with a bank which converts the interest on a notional $60.0 million of the Company's one-month LIBOR-based borrowings under its 2018 Credit Agreement from a variable rate, plus the borrowing spread, to a fixed rate of 1.58% plus the borrowing spread. The notional amount reduced quarterly by $5.0 million through March 31, 2020 and is now settled. These interest rate swap agreements were accounted for as cash flow hedges. Effectiveness of these derivative agreements are assessed quarterly by ensuring that the critical terms of the swaps continue to match the critical terms of the hedged debt.

Operating Cash Flows

Net cash provided by operating activities in the first three months of 2020 was $26.7 million compared with $14.4 million in the first three months of 2019. In the first three months of 2020, net loss and non-cash adjustments were $15.4 million compared to net income and non-cash adjustments of $16.6 million in the first three months of 2019. Since December 31, 2019, net operating assets and liabilities decreased by $11.4 million, compared to the first three months of 2019 when net operating assets and liabilities increased $2.2 million from December 31, 2018. The decrease since December 31, 2019 was primarily due to an increase of $21.1 million in accounts payable. This was partially offset by increases of $7.8 million in accounts receivable. The increase in accounts payable was primarily driven by the timing of vendor payments, including capital expenditures within all segments of the Company. The increase in accounts receivable was primarily due to higher net sales in the first quarter of 2020 compared to the fourth quarter of 2019.

Investing Cash Flows

In the first three months of 2020 and 2019, net cash used for investing activities consisted of capital expenditures of $9.2 million. In the first three months of 2020 net cash used for investing activities was partially offset by $1.7 million in cash inflows for collections of finance receivables under the Company’s receivable financing arrangements.

Financing Cash Flows

In the first three months of 2020, net cash provided by financing activities was $18.4 million compared to net cash used for financing activities of $7.1 million in the first three months of 2019. The Company made debt repayments of $4.5 million and $7.1 million in the first three months of 2020 and 2019, respectively. In the first three months of 2020, the Company borrowed $20.0 million from its Amended Credit Facility as a precautionary measure in light of the uncertainty caused by COVID-19. The Company held $2.9 million in proceeds from servicing receivables owed to the banking institution which was paid in early April.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Note 1 "Significant Accounting Policies" of the “Notes to Consolidated Financial Statements” and Critical Accounting Estimates in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates.

In the first quarter of 2020, the Company recorded a goodwill impairment charge of $48.7 million, and a long-lived asset impairment charge of $12.4 million, both in the Performance Materials reporting unit. See Note 5, "Impairments of Goodwill and Other Long-Lived Assets", to the “Notes to Condensed Consolidated Financial Statements” of this report for additional discussion of the facts and circumstances surrounding and critical estimates made regarding the impairment charges.

There have been no other significant changes in the Company’s critical accounting estimates during the quarter ended March 31, 2020.

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

Interest Rate Risk

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impact interest paid on its debt. The Company has borrowings outstanding of $288.5 million from its Amended Credit Facility at March 31, 2020, with variable rates of interest based generally on LIBOR. Increases in interest rates could therefore significantly increase the associated interest payments that the Company is required to make on this debt. From time to time, the Company may enter into interest rate swap or other hedging agreements to manage interest rate risk.

In November 2018, the Company entered into a five year interest rate swap agreement with a bank which converts the interest on a notional $139.0 million of the Company's one-month LIBOR-based borrowings under its 2018 Credit Agreement from a variable rate, plus the borrowing spread, to a fixed rate of 3.09% plus the borrowing spread. The notional amount reduces quarterly by fluctuating amounts through August 2023. In April 2017, the Company entered into a three-year interest rate swap agreement with a bank which converts the interest on a notional $60.0 million of the Company's one-month LIBOR-based borrowings under its 2018 Credit Agreement from a variable rate, plus the borrowing spread, to a fixed rate of 1.58% plus the borrowing spread. The notional amount reduced quarterly by $5.0 million through March 31, 2020. These interest rate swap agreements were accounted for as cash flow hedges. Effectiveness of these derivative agreements are assessed quarterly by ensuring that the critical terms of the swaps continue to match the critical terms of the hedged debt.

The Company has assessed its exposure to changes in interest rates by analyzing the sensitivity to the Company's earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on the variable portion of the $288.5 million outstanding borrowings as of March 31, 2020, the Company’s net income would decrease by an estimated $1.3 million over a twelve-month period.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer (the “CEO”) and the Executive Vice President and Chief Financial Officer (the "CFO"), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"), and that such information is accumulated and communicated to management of the Company, with the participation of its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2020 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In the fourth quarter of 2016, as part of a groundwater discharging permitting process, water samples collected from wells and process water basins at the Company’s Rochester New Hampshire manufacturing facility, within the Performance Materials segment, showed concentrations of Per and Polyfluorinated Substances (“PFAS”) in excess of state ambient groundwater quality standards. In January 2017, the Company received a notification from the State of New Hampshire Department of Environmental Services (“NHDES”) naming Lydall Performance Materials, Inc. a responsible party with respect to the discharge of regulated contaminants and, as such, is required to take action to investigate and remediate the impacts in accordance with standards established by the NHDES. The Company conducted a site investigation, the scope of which was reviewed by the NHDES, in order to assess the extent of potential soil and groundwater contamination and develop a remedial action. Based on input received from NHDES in March 2017 with regard to the scope of the site investigation, the Company recorded $0.2 million of expense. In 2018, the Company received a response from the NHDES to the site investigation report outlining proposed remedial actions. The Company recorded an additional $0.1 million of expense in 2018 associated with the expected costs to remediate the impacts of the discharge of regulated contaminants in accordance with standards established by the NHDES. During 2018 the environmental liability was fully reduced reflecting payments made to vendors, resulting in no balance at December 31, 2018. Additionally, the Company incurred $0.2 million of capital expenditures in 2018, in relation to the lining of the Company's fresh water lagoons. The site investigation is ongoing. The Company cannot be sure that costs will not exceed the current estimates until this matter is closed with the NHDES, nor that any future corrective action at this location would not have a material effect on the Company’s financial condition, results of operations or cash flow.

In December 2018, the New York State Department of Environmental Conservation (“NYDEC”) informed the Company that the newly acquired Interface site located at Hoosick Falls, NY will be the subject of an investigation in to the possibility of it being an inactive hazardous disposable waste site.  The letter specifically references PFAS that have been detected in a nearby water supply, soil and/or surface water.  Notably, the PFAS contamination has been identified in the Hoosick Falls area for some time and other large manufacturers in the area have previously been identified as a source.  The NYDEC approved a site characterization plan in December 2019. The Company recorded expense of $0.3 million in the fourth quarter of 2019 as a result of the site characterization plan preparation and site characterization activities, which will continue into the second quarter of 2020. The Company does not know the scope or extent of its future obligations, if any, that may arise from the site investigation and therefore is unable to estimate the cost of any corrective action. Accordingly, the Company cannot assure that the costs of any future corrective at this location would not have a material effect on the Company's financial condition, results of operations or cash flows.

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

See Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as updated by Part II, Item 1, Legal Proceedings, of this Report and by the new risk factor relating to COVID-19 added below. The COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks we normally face in operating our business, including those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and the risk factor disclosure in the Form 10-K is qualified by the information relating to COVID-19 that is described in this report, including the risk factor set forth below. The risks described in this report and in the Annual Report on Form 10-K, and the “Cautionary Note Concerning Forward-Looking Statements” in this report, are not the only risks faced by the Company. Additional risks and uncertainties not currently known or that are currently judged to be immaterial may also materially affect the Company’s business, financial position, results of operations or cash flows.

The Company’s financial condition and results of operations have been, and are expected to continue to be, adversely affected by the recent COVID-19 pandemic.

The global outbreak of COVID-19 has caused a material adverse effect on the level of economic activity around the world, including in all markets served by Lydall. In response to this outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations. Lydall has implemented numerous measures attempting to manage and mitigate the effects of the virus. While the Company has implemented programs to mitigate the impact of these measures on its results of operations, there can be no assurance that these programs will be successful. The Company cannot predict the degree to, or the time period over, which its sales and operations will be affected by this outbreak and preventative measures, and the effects could be material.

The COVID-19 pandemic poses the risk that we or the Company’s affiliates, employees, suppliers, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be requested or mandated by governmental authorities. For example, the Company experienced a temporary reduction of its manufacturing and operating capacity in China as a result of government-mandated actions to control the spread of COVID-19. Additionally, beginning in late March 2020, the Company experienced the ramp down of its automotive manufacturing facilities in the Americas and European regions coinciding with the shutdown of its major automotive customer facilities in these regions. While other of the Company’s facilities have been designated by its customers as essential business in jurisdictions in which facility closures have been mandated, the Company can give no assurance that this will not change in the future or that its businesses will continue to be classified as essential in each of the jurisdictions in which it operates.

Additionally, restrictions on the Company’s access to its manufacturing facilities or on its support operations or workforce, or similar limitations for its distributors and suppliers, could continue to limit customer demand and/or the Company’s capacity to meet customer demand and have a material adverse effect on its business, financial condition and results of operations. In addition, the Company has modified its business practices (including employee travel, employee work locations, limited/restricted third-party access to the Company's facilities, and cancellation of physical participation in meetings, events and conferences), and may take further actions as may be required by government authorities, for the continued health and safety of its employees, or that the Company otherwise determines are in the best interests of its employees, customers, partners, and suppliers. Further, the Company may experience disruptions or delays in its supply chain as a result of such actions, which is likely to result in higher supply chain costs to the Company in order to maintain the supply of materials and components for its products.

Managing the impact of COVID-19 on the Company has and will continue to require significant investment of time from its management and employees, as well as resources across its global enterprise. The focus on managing and mitigating the impacts of COVID-19 on the Company’s business may cause it to divert or delay the application of its resources toward other or new initiatives or investments, which may cause a material adverse impact on its results of operations.

The Company may also experience impacts from market downturns and changes in consumer behavior related to pandemic fears and impacts on its workforce as a result of COVID-19. The Company has experienced a significant decline in demand from certain customers as a result of COVID-19. In addition, the Company’s customers may choose to delay or abandon projects for which the Company provides products and/or services in response to the adverse impact of COVID-19 and the measures to contain its spread have had on the global economy.

If the COVID-19 pandemic becomes more pronounced in the markets in which the Company or its automotive industry customers operate, or there is a resurgence in the virus in markets currently recovering from the spread of COVID-19, then its operations in areas impacted by such events could experience further materially adverse financial impacts due to market changes and other resulting events and circumstances. The extent to which the COVID-19 outbreak continues to impact the Company’s financial condition will depend on future developments that are highly uncertain and are difficult to predict, including new government actions or restrictions, new information that may emerge concerning the severity, the longevity and the impact of COVID-19 on economic activity. To the extent the COVID-19 pandemic materially adversely affects the Company’s business and financial results, it may also have the effect of significantly heightening many of the other risks associated with our business and indebtedness, including those described in in our most recent Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic presents significant challenges to the Company’s liquidity and ability to comply with its financial covenants.

The Company’s continued access to sources of liquidity and ability to comply with its financial covenants depends on multiple factors, including global economic conditions, the COVID-19 pandemic’s effects on its customers and their production rates, the condition of global financial markets, the availability of sufficient amounts of financing, its operating performance and its credit worthiness. The Company relies on the credit markets to provide it with liquidity to operate and grow its businesses beyond the liquidity that operating cash flows provide. In March, the Company drew down an incremental $20.0 million under its 2018 Credit Agreement to provide liquidity as it addresses critical issues that may arise. In addition, on May 11, 2020, the Company amended its 2018 Credit Agreement, which, among other changes, decreased available borrowings from $450 million to $315 million and modified financial covenants, at least one of which the Company expected to fail under the 2018 Credit Agreement as early as the second quarter of 2020. As a result of the impacts of the COVID-19 pandemic, the Company may be required to raise additional capital and its access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, its prospects and its credit ratings.

The Company may not be able to collect amounts owed to it or sell its inventory due to customers becoming significantly impacted by the COVID-19 pandemic.

The Company may experience an increase in uncollectible receivables if customers are severely impacted by COVID-19 and are unable to pay. Additionally, the Company may experience an increase in inventory write-off charges for those inventory items that have no alternative use for customers that are severely impacted by COVID-19.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

During the three months ended March 31, 2020, the Company acquired 916 shares of common stock through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, which allow the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
January 1, 2020 - January 31, 2020	—	$—	—	—
February 1, 2020 - February 29, 2020	—	$—	—	—
March 1, 2020 - March 31, 2020	916	$8.99	—	—
	916	$8.99	—	—

Item 5.	Other Information

2020 Amendment to the 2018 Credit Agreement

On May 11, 2020, certain of the Company’s subsidiaries entered into an agreement (the “2020 Amendment”) with the lenders under their existing senior secured revolving credit agreement in order to amend certain provisions of the Second Amended and Restated Credit Agreement, dated as of August 31, 2018 (the "2018 Credit Agreement" as amended by the 2020 Amendment, collectively the “Credit Agreement”), by and among Lydall, Inc., the other subsidiaries of the Company party thereto, as guarantors, each lender party thereto and Bank of America, N.A., in its capacity as administrative agent. The principal purpose of the 2020 Amendment was to modify certain financial maintenance covenants contained in the 2018 Credit Agreement, at least one of which the Company expected to fail as early as the second quarter of 2020. See Note 6, "Long-term Debt and Financing Arrangements" and Part 1, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Financing Arrangements” for additional information. A copy of the Amendment is filed herewith as Exhibit 10.1 and incorporated herein by reference. The above description of the Amendment is qualified in its entirety by reference to such exhibit.

Item 6.	Exhibits

Exhibit Number	Description

10.1
Third Amendment to Second Amended and Restated Credit Agreement, dated May 11, 2020, by and among Lydall, Inc., as borrower, the Guarantors named therein, and Bank of America, N.A., as Agent for the Lenders, filed herewith.

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

LYDALL, INC.

May 11, 2020	By:	/s/ Randall B. Gonzales
Randall B. Gonzales Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)