Form 10-Q
period 2020-06-30
LYDALL INC /DE/
filed 2020-07-28
CIK 60977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐Accelerated filer ☒Non-accelerated filer ☐ Smaller reporting company ☐Emerging growth company☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total Shares outstanding July 15, 2020	17,760,777

LYDALL, INC.

Lydall, Inc. and its subsidiaries are hereafter collectively referred to as “Lydall,” the “Company” or the “Registrant.” Lydall and its subsidiaries’ names, abbreviations thereof, logos, and product and service designators are all either the registered or unregistered trademarks or trade names of Lydall, Inc. and its subsidiaries.

CAUTIONARY NOTE CONCERNING FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current assumptions relating to the Company’s business, the economy and future conditions. Forward-looking statements generally can be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “forecasts,” “predicts,” “targets,” “prospects,” “strategy,” “signs” and other words of similar meaning in connection with the discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash and other measures of financial performance. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Forward-looking statements in this Quarterly Report on Form 10-Q include, among others, statements relating to:
•The impact of the coronavirus pandemic ("COVID-19") on the Company's businesses;
•Overall economic and business conditions and the effects on the Company’s markets;
•Ability to meet financial covenants in the Company's credit agreement;
•Outlook for the third quarter and full year 2020;
•Ability to improve operational effectiveness;
•Expected vehicle production in the North American, European or Asian markets;
•Growth opportunities in markets served by the Company;
•Expected costs and future savings associated with restructuring, reduction-in-force, or other cost savings programs;
•Expected gross margin, operating margin and working capital improvements from cost control and other improvement programs;
•Future impact of raw material commodity costs;
•Product development and new business opportunities;
•Future strategic transactions, including but not limited to: acquisitions, joint ventures, alliances, licensing agreements and divestitures;
•Pension plan funding;
•Future cash flow and uses of cash;
•Future amounts of stock-based compensation expense;
•Future earnings and other measurements of financial performance;
•Ability to meet cash operating requirements;
•Future levels of indebtedness and capital spending;
•Future impact of the variability of interest rates and foreign currency exchange rates and impacts of hedging instruments;
•Expected future impact of recently issued accounting pronouncements upon adoption;
•Future effective income tax rates and realization of deferred tax assets;
•Estimates of fair values of reporting units and long-lived assets used in assessing goodwill and long-lived assets for possible impairment; and
•The expected outcomes of legal proceedings and other contingencies, including environmental matters.

All forward-looking statements are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements made in this Quarterly Report on Form 10-Q, as well as in press releases and other statements made from time to time by the Company’s authorized officers. Such risks and uncertainties include, among others, the duration, severity, and impact of COVID-19 or other new pandemics and the measures taken in response thereto, worldwide economic cycles and political changes and uncertainties that affect the markets which the Company’s businesses serve, which could have an effect on demand for the Company’s products and impact the Company’s profitability; challenges encountered by the Company in the execution of restructuring programs; disruptions in the global credit and financial markets, including diminished liquidity and credit availability; changes in international trade agreements and policies, including tariff regulation and trade restrictions; swings in consumer confidence and spending; unstable economic growth; volatility in foreign currency exchange rates; raw material pricing and supply issues; fluctuations in unemployment rates; retention of key employees; increases in fuel prices; and outcomes of legal proceedings, claims and investigations, as well as other risks and uncertainties identified in Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q, and Part I, Item 1A - Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The Company does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Net sales	$146,160	$220,811	$346,687	$438,836
Cost of sales	117,742	175,536	279,701	351,505
Gross profit	28,418	45,275	66,986	87,331
Selling, product development and administrative expenses	30,164	32,096	63,191	65,102
Impairment of goodwill and other long-lived assets	—	—	61,109	—
Operating (loss) income	(1,746)	13,179	(57,314)	22,229
Employee benefit plans settlement expenses	—	25,515	385	25,515
Interest expense	4,476	3,731	7,333	7,359
Other expense (income), net	248	(873)	(170)	(474)
Loss before income taxes	(6,470)	(15,194)	(64,862)	(10,171)
Income tax benefit	(595)	(8,199)	(2,610)	(7,093)
(Income) loss from equity method investment	(18)	(49)	26	(22)
Net loss	$(5,857)	$(6,946)	$(62,278)	$(3,056)
Loss per share:
Basic	$(0.34)	$(0.40)	$(3.59)	$(0.18)
Diluted	$(0.34)	$(0.40)	$(3.59)	$(0.18)
Weighted average number of common shares outstanding:
Basic	17,372	17,267	17,354	17,260
Diluted	17,372	17,267	17,354	17,260

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Net loss	$(5,857)	$(6,946)	$(62,278)	$(3,056)
Other comprehensive income (loss):
Foreign currency translation adjustments	5,146	2,457	(4,811)	2,330
Pension liability adjustment, net of tax	—	19,159	331	19,374
Unrealized loss on hedging activities, net of tax	(685)	(1,351)	(239)	(2,026)
Comprehensive (loss) income	$(1,396)	$13,319	$(66,997)	$16,622

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$92,546	$51,331
Accounts receivable, net of allowance for doubtful accounts of $2,647 and $1,842, respectively	100,767	107,786
Contract assets	27,969	28,245
Inventories	80,300	80,544
Taxes receivable	2,235	3,427
Prepaid expenses	4,389	3,814
Other current assets	8,562	8,450
Total current assets	316,768	283,597
Property, plant and equipment, at cost	483,013	487,371
Accumulated depreciation	(276,577)	(265,729)
Property, plant and equipment, net	206,436	221,642
Operating lease right-of-use assets	21,392	23,116
Goodwill	83,951	133,912
Other intangible assets, net	104,595	115,577
Other assets, net	7,391	8,093
Total assets	$740,533	$785,937
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,855	$9,928
Accounts payable	78,108	73,426
Accrued payroll and other compensation	20,130	17,198
Accrued taxes	11,152	5,638
Other accrued liabilities	25,106	23,668
Total current liabilities	144,351	129,858
Long-term debt	275,655	262,713
Long-term operating lease liabilities	17,157	18,424
Deferred tax liabilities	28,327	34,561
Benefit plan liabilities	18,528	18,957
Other long-term liabilities	3,253	3,004

Commitments and Contingencies (Note 15)
Stockholders’ equity:
Preferred stock	—	—
Common stock	255	253
Capital in excess of par value	95,985	94,140
Retained earnings	278,351	340,629
Accumulated other comprehensive loss	(30,698)	(25,979)
Treasury stock, at cost	(90,631)	(90,623)
Total stockholders’ equity	253,262	318,420
Total liabilities and stockholders’ equity	$740,533	$785,937

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Six Months Ended June 30,
	2020	2019
	(Unaudited)
Cash flows from operating activities:
Net loss	$(62,278)	$(3,056)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on divestiture	—	(1,459)
Depreciation and amortization	24,842	24,001
Impairment of goodwill and long-lived assets	61,109	—
Deferred income taxes	(6,048)	(12,358)
Employee benefit plans settlement expenses	385	25,515
Stock-based compensation	1,799	1,475
Other, net	53	—
Loss on disposition of property, plant and equipment	25	—
Loss (Income) from equity method investment	26	(22)
Changes in operating assets and liabilities:
Accounts receivable	3,063	(1,988)
Contract assets	222	1,231
Inventories	(353)	(4,660)
Accounts payable	8,342	10,227
Accrued payroll and other compensation	2,974	3,000
Accrued taxes	5,833	308
Other, net	421	(5,995)
Net cash provided by operating activities	40,415	36,219
Cash flows from investing activities:
Capital expenditures	(15,472)	(20,287)
Collections of finance receivables	3,390	—
Proceeds from divestiture	—	2,298
Proceeds from the sale of property, plant and equipment	2	295
Business acquisitions, net of cash acquired	—	869
Net cash used for investing activities	(12,080)	(16,825)
Cash flows from financing activities:
Proceeds from borrowings	20,000	—
Debt repayments	(7,001)	(25,169)
Factoring liability	458	—
Common stock issued	33	—
Common stock repurchased	(8)	(43)
Net cash provided by (used for) financing activities	13,482	(25,212)
Effect of exchange rate changes on cash	(602)	(3)
Increase (decrease) in cash and cash equivalents	41,215	(5,821)
Cash and cash equivalents at beginning of period	51,331	49,237
Cash and cash equivalents at end of period	$92,546	$43,416

Non-cash capital expenditures of $2.7 million and $2.3 million were included in accounts payable at June 30, 2020 and 2019, respectively.
See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
(Unaudited)

For the Three Months Ended June 30, 2020

In thousands of dollars and shares	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at March 31, 2020	25,401	$254	$94,905	$284,208	$(35,159)	$(90,631)	$253,577
Net loss				(5,857)			(5,857)
Other comprehensive income, net of tax					4,461		4,461
Stock issued under employee plans	23	1					1
Stock-based compensation expense			720				720
Stock issued to directors	43		360				360
Balance at June 30, 2020	25,467	$255	$95,985	$278,351	$(30,698)	$(90,631)	$253,262

For the Six Months Ended June 30, 2020

In thousands of dollars and shares	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2019	25,328	$253	$94,140	$340,629	$(25,979)	$(90,623)	$318,420
Net loss				(62,278)			(62,278)
Other comprehensive loss, net of tax					(4,719)		(4,719)
Stock repurchased						(8)	(8)
Stock issued under employee plans	93	2	30				32
Stock-based compensation expense			1,455				1,455
Stock issued to directors	46		360				360
Balance at June 30, 2020	25,467	$255	$95,985	$278,351	$(30,698)	$(90,631)	$253,262

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY - CONTINUED
(Unaudited)

For the Three Months Ended June 30, 2019

In thousands of dollars and shares	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at March 31, 2019	25,228	$252	$91,713	$415,032	$(43,272)	$(90,511)	$373,214
Net loss				(6,946)			(6,946)
Other comprehensive income, net of tax					20,265		20,265
Stock repurchased						(13)	(13)
Stock issued (canceled) under employee plans	(3)	1	12				13
Stock-based compensation expense			332				332
Stock issued to directors	10		240				240
Balance at June 30, 2019	25,235	$253	$92,297	$408,086	$(23,007)	$(90,524)	$387,105

For the Six Months Ended June 30, 2019

In thousands of dollars and shares	Common Stock Shares	Common Stock Amount	Capital in Excess of Par Value	Retained Earnings	Accumulated Other Comprehensive Loss	Treasury Stock	Total Stockholders' Equity
Balance at December 31, 2018	25,254	$253	$90,851	$411,325	$(42,685)	$(90,469)	$369,275
Net loss				(3,056)			(3,056)
Other comprehensive income, net of tax					19,678		19,678
Stock repurchased						(55)	(55)
Stock issued (canceled) under employee plans	(29)		12				12
Stock-based compensation expense			1,194				1,194
Stock issued to directors	10		240				240
Adoption of ASC 606 (1)				(183)			(183)
Balance at June 30, 2019	25,235	$253	$92,297	$408,086	$(23,007)	$(90,524)	$387,105

(1) During the three-month period ended March 31, 2019, the Company recorded an adjustment reducing retained earnings and contract assets by $0.2 million to correct an error in the adoption of ASC 606.

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

Recent Developments - COVID-19

The impact of the novel strain of the coronavirus identified in late 2019 (“COVID-19”) has grown throughout the world, including in all global and regional markets served by the Company. During the first quarter of 2020, governmental authorities implemented numerous measures attempting to contain and mitigate the effects of COVID-19, including travel bans and restrictions, quarantines, social distancing orders, shelter in place orders and shutdowns of non-essential activities. The Company’s manufacturing facilities are located in areas that have been affected by the pandemic and the shutdowns. Certain Company facilities in the United States, Europe and Asia carried out shutdowns as a result of government-imposed restrictions or in conjunction with customer plant closures during the first quarter. The Company’s Asia facilities did not resume operations until late February and other facilities ramped back up moderately, in line with customer demand, during the second quarter. Although the Company is beginning to see an increase in orders, it does not expect operations supporting the automotive markets to reach pre-COVID-19 production levels in the near term.
Thermal Acoustical Solutions (“TAS”) Developments

As previously disclosed, the Company ramped down its Thermal Acoustical Solutions operations in North Carolina, as well as in France and Germany coinciding with the shutdown of its major automotive customers' facilities in those regions beginning in late March 2020. During the first quarter of 2020, TAS sales were down 11.2% from 2019 as the pandemic expanded. April’s parts sales were heavily impacted by customer shutdowns with sales declining approximately 90% from the previous year. TAS began to ramp up production in mid-May 2020 in North America and Europe as customers began to re-open their plants in these regions, with sequential monthly sales growth in both May and June. However, given the facility shutdowns early in the quarter, parts sales in the second quarter were down 62.1% from the previous year.

Technical Nonwovens (“TNW”) Developments

During the first quarter of 2020, TNW experienced slowdowns in all geographic locations except Canada; predominantly in its facilities in South Carolina, the United Kingdom and China operations. TNW’s Texel business in Canada, however, is a leading supplier of nonwoven products used in the production of healthcare applications including medical wipes, pads, and gowns. In response to the COVID-19 pandemic, the Company re-prioritized its manufacturing capabilities in North America and Europe to focus on serving customers for these products.

TNW’s sales in the first quarter of 2020 declined 12.5% from the comparable period in 2019. In the second quarter, softer industrial end markets and lower sales into automotive applications resulted in year over year sales decline in both April and May periods. While down from the prior year, sales in June increased sequentially from May, with seasonal increases in demand for geosynthetics and higher automotive demand partially offsetting weaker industrial end markets. Second quarter sales were down 25.0% in Industrial Filtration and 9.3% in Advanced Materials businesses.

Performance Materials (“PM”) Developments

Performance Materials’ sealing businesses also experienced slowdowns during the first quarter of 2020 as a result of its exposure to automotive end market applications, impacting the Sealing and Advanced Solutions business. In contrast, PM’s Filtration business has been deemed an essential supplier to certain customers which has driven incremental demand in specialty filtration product lines, including media used in N95 respirator, surgical, and medical masks. PM’s sales in the first quarter of 2020 were up 1.0% from the comparative period in 2019. PM’s Filtration sales were very strong in April, with gains of approximately 20.0% from the prior year, and this demand continued through the remainder of the quarter, with second quarter Filtration sales up 19.8% from the previous year. In contrast, exposure to automotive and other end markets resulted in sales decline of approximately 28.6% in the Sealing and Advanced Solutions business, with year over year sales declines spread across all months.

As a result of continued strong demand for filtration products during the second quarter, the Company approved additional investments to add two production lines in Performance Materials’ Rochester facility for the production of meltblown filtration media used in the N95 respirator, surgical and medical masks based on the significant increase in demand. In addition, the Company reached an agreement with the U.S. Government that provides partial funding of the investment in the production lines in addition to funding for other technical resources.

Looking Forward

Any ramp up of production continues to be dependent on the Company’s customers resuming operations and no additional outbreaks of COVID-19 that could cause a second slow-down in demand impacting the Company’s ability to operate because of government mandates, employee illnesses or other related unforeseen events. The Company anticipates the global automotive industry will stabilize in the third quarter, but that volumes in the second half of 2020 will be lower than the comparative 2019 period as a result of the global economic slowdown caused by the COVID-19 pandemic. New vehicle sales are highly dependent on the strength of the consumer. If unemployment remains at higher levels, new vehicle sales could be significantly lower than historical and previously projected sales levels. The Company expects to face continued headwinds in its Performance Material's sealing businesses but stronger demand for filtration products is expected to offset this. Additionally, the Company expects seasonally strong construction activity driving geosynthetic demand, coupled with stable demand for medical related nonwoven products, to be offset by softness in industrial end markets in its Technical Nonwovens segment in the second half of 2020.

Liquidity and Cash Preservation

The recent automotive production ramp down across most of the world has impacted the Company's daily working capital significantly. The Company experienced working capital cash flow improvements through June 30, 2020 but does not expect the benefits to continue if production does not further ramp up. Upon ramping up production, the Company expects initial cash outflows to support working capital requirements and capital projects for its investments in new meltblown production equipment followed by a more normalized working capital flow over time.

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

In addition, the Company has taken advantage of specific benefits, including wage recovery provided by social programs in Europe and China and deferred domestic employer tax in the U.S. through the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. Through June 30, 2020, the Company benefited from $1.7 million in social cost reimbursements predominately in Europe and China. The Company plans to continue to pursue, wherever it qualifies, governmental assistance. The Company may also take advantage of governmental programs such as the Main Street Lending Program, to help defray costs. The Company cannot guarantee, however, that it will qualify for, or receive, any additional assistance that it pursues.

As noted above, the Company reached an agreement with the U.S. Government in June 2020 that provides funding to cover a portion of the cost to install two new production lines for the production of meltblown material for N95 respirator, surgical and medical masks and for other technical resources. The Company will receive monthly payments in accordance with the agreement to fund up to $13.5 million.

In addition to the significant measures taken to reduce and contain costs, the Company took action in March 2020 to provide additional liquidity, primarily including a $20.0 million draw down on its amended credit facility. On May 11, 2020, the Company entered into an amended credit agreement (see Note 6, "Long-term Debt and Financing Arrangements" for the key amended terms and conditions) to modify certain financial maintenance covenants, at least one of which the Company expected to fail during the second quarter of 2020 as a result of the impact of COVID-19. The Company was in compliance with those modified financial covenants as of and for the three-month period ended June 30, 2020, and management does not anticipate noncompliance in the foreseeable future.

During the first half of 2020, the Company generated $40.4 million of net cash provided by operations and had cash on hand of $92.5 million as of June 30, 2020. The Company continues to maintain the necessary capital to meet its debt obligations and interest payments. As previously disclosed in late 2019, the Company entered into arrangements with a banking institution to sell trade accounts receivable balances for selected customers. The Company continues to sell trade accounts receivable balances under these arrangements. See Transfer of Financial Assets under Note 1, “Basis of Financial Statement Presentation” for more information.

The spread of COVID-19 and the measures taken to constrain the spread of the virus have had, and will continue to have, a material negative impact on the Company’s financial results, and such negative impact may continue well beyond the containment of such outbreak. There is inherent uncertainty in the assumptions the Company uses to estimate its future liquidity due to the impact of the COVID-19 outbreak. In addition, the magnitude, duration and speed of the global pandemic is uncertain. Consequently, the impact on the Company's business, financial condition or longer-term financial or operational results is uncertain. However, management believes, based on the actions taken to reduce cash expenditures and the Company’s financial position that net cash provided by operations combined with its cash and cash equivalents and borrowing availability under its Credit Facility will be sufficient to fund its current obligations, capital spending, debt service requirements and working capital needs over at least the next twelve months.

Steps Taken to Protect Employees

The Company continues to monitor the global outbreak and spread of COVID-19 and to take steps to mitigate the potential risks to the Company and its employees posed by its spread and related circumstances and economic impacts. As the Company’s operations ramp up production and bring employees back to work, it has implemented changes to help ensure the safety and health of all our employees and continues to assess and update its business continuity plans in the context of this pandemic. The Company established the Lydall Emergency Preparedness Team (“LEPT”), implementing strict travel restrictions, enforcing rigorous hygiene protocols, increasing sanitization efforts at all facilities and implementing remote working arrangements for the majority of its employees who work outside the plants. The Company will continue its work to ensure it maintains a safe and healthy work environment and continue to allow remote working arrangements as long as necessary where appropriate.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the accounts of Lydall, Inc. and its subsidiaries. All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The year-end Condensed Consolidated Balance Sheet was derived from the audited financial statements for the year ended December 31, 2019, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the condensed consolidated financial information reflects all adjustments necessary for a fair statement of the Company’s consolidated financial position, results of operations and cash flows for the interim periods reported, but do not include all the disclosures required by U.S. GAAP. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in prior year financial statements and notes thereto have been reclassified to conform to current year presentation. The statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including as a result of new information that may emerge concerning COVID-19 and the actions taken to contain it or treat COVID-19. The Company has made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods. Actual results could differ from those estimates.

Recent Accounting Pronouncements Adopted

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

Effective January 1, 2020, the Company adopted the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement," which adds, amends and removes certain disclosure requirements related to fair value measurements.  Among other changes, this standard requires certain additional disclosure surrounding Level 3 assets, including changes in unrealized gains or losses in other comprehensive income and certain inputs in those measurements.  Please refer to Note 5, “Impairments of Goodwill and Other Long-Lived Assets”, for discussion of the inputs used in the quantitative impairment assessments for the three-month period ended March 31, 2020.

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848); Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments in this update are elective, and provide optional expedients and exceptions in accounting for contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance in this update is effective for transactions entered into between March 12, 2020 and December 31, 2022. The Company adopted this ASU upon issuance and notes no impact to the Company's consolidated financial statements and disclosures as of June 30, 2020.

Recent Accounting Pronouncements Not Yet Adopted

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

In August 2018, the FASB issued ASU No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." This ASU requires entities to disclose the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates. This ASU also requires entities to disclose an explanation for significant gains and losses related to changes in the benefit obligation for the period. This ASU is effective for fiscal years beginning after December 15, 2020 with early adoption permitted.  The Company is currently evaluating the impact the adoption of this ASU will have on its consolidated financial statements and disclosures.

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

Transfers of Financial Assets

In December 2019, the Company entered into two arrangements with a banking institution to sell trade accounts receivable balances for select customers. Under the programs, the Company has no risk of loss due to credit default, with the exception of $0.5 million of trade accounts receivable balances sold from our foreign operations, and is charged a fee based on the nominal value of receivables sold and the time between the sale of the trade accounts receivables to banking institutions and collection from the customer.  Under one of the programs, the Company services the trade receivables after sale and receives 90.0% of the trade receivables in cash at the time of sale and the remaining 10.0% in cash, net of fees, at the earlier of customer payment or 150 days.  In the three-month and six-month periods ended June 30, 2020, under both programs, the Company sold $10.3 million and $43.0 million, respectively, in trade receivable balances, received $40.0 million in total cash under the programs, and incurred $0.1 million in fees.  The Company expects to receive the remainder, net of fees, in the third quarter of 2020.

Condensed Consolidated Statements of Comprehensive Income

In connection with the preparation of its 2019 audited financial statements, the Company identified that in its previously filed unaudited interim financial statements for the three-month and six-month periods ended June 30, 2019 and the nine-month period ended September 30, 2019, the Company had incorrectly excluded from its Condensed Consolidated Statements of Comprehensive Income the impact to comprehensive income resulting from the settlement of its U.S. Lydall Pension Plan (see Note 11, "Employer Sponsored Benefit Plans"). As a result, unaudited comprehensive income for such periods was understated by approximately $19.0 million. This error did not have any impact on the Company’s corresponding previously filed Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows. Management has concluded that such errors did not result in the previously issued unaudited financial statements being materially misstated. The Company will revise the Condensed Consolidated Statements of Comprehensive Income for the nine-month period ended September 30, 2019 in connection with the future filing of its Quarterly Report on Form 10-Q for the period ended September 30, 2020. In connection with the filing of this Quarterly Report on Form 10-Q, the Company did, however, revise the Condensed Consolidated Statements of Comprehensive Income for the three-month and six-month periods ended June 30, 2019 as follows:

	Three Months Ended June 30, 2019		Six Months Ended June 30, 2019
In thousands	As reported	As revised	As reported	As revised
Pension liability adjustment, net of tax	$143	$19,159	$358	$19,374
Comprehensive (loss) income	$(5,697)	$13,319	$(2,394)	$16,622

2. Revenue from Contracts with Customers

The Company accounts for revenue in accordance with ASC 606, "Revenue from Contracts from Customers". Revenues are generated from the design and manufacture of specialty engineered filtration media, industrial thermal insulating solutions, automotive thermal and acoustical barriers for filtration/separation and thermal/acoustical applications. The Company’s revenue recognition policies require the Company to make significant judgments and estimates. In applying the Company’s revenue recognition policy, determinations must be made as to when control of products passes to the Company’s customers which can be either at a point in time or over time. Revenue is generally recognized at a point in time when control passes to customers upon shipment of the Company’s products and revenue is generally recognized over time when control of the Company’s products transfers to customers during the manufacturing process. The Company analyzes several factors, including but not limited to, the nature of the products being sold and contractual terms and conditions in contracts with customers to help the Company make such judgments about revenue recognition. Unfulfilled performance obligations are generally expected to be satisfied within one year.

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

Contract assets and liabilities consisted of the following:

In thousands	June 30, 2020	December 31, 2019	Dollar Change
Contract assets	$27,969	$28,245	$(276)
Contract liabilities	$3,762	$1,441	$2,321
The $0.3 million decrease in contract assets from December 31, 2019 to June 30, 2020 was primarily due to timing of billings to customers.

The $2.3 million increase in contract liabilities from December 31, 2019 to June 30, 2020 was primarily due to an increase in customer deposits, offset by $0.9 million of revenue recognized in the first six months of 2020 related to contract liabilities at December 31, 2019.

Disaggregated Revenue

The Company disaggregates revenue from customers by geographic region, as it believes this disclosure best depicts how the nature, amount, timing and uncertainty of the Company's revenue and cash flows are affected by economic factors. Disaggregated revenue by geographical region for the three-month and six-month periods ended June 30, 2020 and 2019 were as follows:

	For the Three Months Ended June 30, 2020
In thousands	Performance Materials	Technical Nonwovens	Thermal Acoustical Solutions	Eliminations and Other	Consolidated Net Sales

North America	$40,190	$31,236	$22,575	$(1,668)	$92,333
Europe	16,501	15,418	11,424	(100)	43,243
Asia	1,782	5,353	3,449	—	10,584
Total Net Sales	$58,473	$52,007	$37,448	$(1,768)	$146,160

	For the Three Months Ended June 30, 2019
In thousands	Performance Materials	Technical Nonwovens	Thermal Acoustical Solutions	Eliminations and Other	Consolidated Net Sales

North America	$47,822	$42,667	$64,235	$(6,466)	$148,258
Europe	15,729	17,791	25,203	(175)	58,548
Asia	1,551	8,620	3,834	—	14,005
Total Net Sales	$65,102	$69,078	$93,272	$(6,641)	$220,811

	For the Six Months Ended June 30, 2020
In thousands	Performance Materials	Technical Nonwovens	Thermal Acoustical Solutions	Eliminations and Other	Consolidated Net Sales

North America	$86,107	$66,967	$79,676	$(7,345)	$225,405
Europe	33,776	32,356	34,964	(280)	100,816
Asia	3,810	10,087	6,569	—	20,466
Total Net Sales	$123,693	$109,410	$121,209	$(7,625)	$346,687

	For the Six Months Ended June 30, 2019
In thousands	Performance Materials	Technical Nonwovens	Thermal Acoustical Solutions	Eliminations and Other	Consolidated Net Sales

North America	$94,199	$79,856	$127,837	$(12,734)	$289,158
Europe	32,386	36,840	51,645	(381)	120,490
Asia	3,097	17,988	8,103	—	29,188
Total Net Sales	$129,682	$134,684	$187,585	$(13,115)	$438,836

3. Inventories

Inventories as of June 30, 2020 and December 31, 2019 were as follows:

In thousands	June 30, 2020	December 31, 2019
Raw materials	$35,148	$36,322
Work in process	15,531	14,873
Finished goods	29,621	29,349
Total inventories	$80,300	$80,544
Included in work in process is net tooling inventory of $2.2 million and $1.8 million at June 30, 2020 and December 31, 2019, respectively.

4. Goodwill and Other Intangible Assets

Goodwill:

The Company tests its goodwill for impairment annually in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value may exceed its fair value. There were no such events or changes in circumstances during the three month period ended June 30, 2020. See Note 5, "Impairments of Goodwill and Other Long-Lived Assets", for discussion of the goodwill impairment recorded during the three month period ended March 31, 2020.

The changes in the carrying amount of goodwill by segment as of and for the six-month period ended June 30, 2020 were as follows:

In thousands	December 31, 2019	Currency translation adjustments	Impairment	June 30, 2020
Performance Materials	$80,658	$(45)	$(48,671)	$31,942
Technical Nonwovens	53,254	(1,245)	—	52,009
Total goodwill	$133,912	$(1,290)	$(48,671)	$83,951

Goodwill Impairment

During the three-month period ended March 31, 2020, the Company performed a goodwill impairment analysis in the Performance Materials and Technical Nonwovens reporting units and recorded a goodwill impairment charge of $48.7 million in the Performance Materials reporting unit. See Note 5, "Impairments of Goodwill and Other Long-Lived Assets", for further discussion of the goodwill impairment.

Other Intangible Assets:

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other intangible assets, net” in the Condensed Consolidated Balance Sheets as of June 30, 2020 and December 31, 2019:

	June 30, 2020		December 31, 2019
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer Relationships	$141,462	$(39,622)	$142,400	$(30,648)
Patents	760	(661)	759	(607)
Technology	2,500	(1,060)	2,500	(977)
Trade Names	7,205	(5,989)	7,293	(5,143)
License Agreements	611	(611)	610	(610)
Other	550	(550)	551	(551)
Total amortized intangible assets	$153,088	$(48,493)	$154,113	$(38,536)

5. Impairments of Goodwill and Other Long-Lived Assets

During the three-month period ended March 31, 2020, the Company experienced disruptions in some operations from lower customer demand directly attributable to the COVID-19 pandemic. Many of the Company's automotive customers temporarily ceased operations due to the impact of the COVID-19 pandemic on the global economy resulting in the following:

•The Company’s China facilities carried out a planned shut down in conjunction with the lunar New Year in late January which was extended to late February as a result of government imposed restrictions.  The facilities did not resume operations until late February and ramped back up moderately in line with customer demand. Currently, all of the Company’s plants in China are operating and all of its automotive customer plants in China have re-opened.  The Company has not experienced any significant disruption it its supply chains in China since resuming operations;

•On March 20, 2020, the Company announced ramp downs at its Thermal Acoustical Solutions ("TAS") operations in North America and Europe as a direct result of customer stoppages;

•Leading economic indicators began to signal a broad economic recession and a future decline in automotive sales;

•Certain of the Company’s Performance Materials ("PM") and Technical Nonwovens ("TNW") operations with exposure to automotive end markets also experienced reductions in sales, which, in some cases, have been partially offset by increases in sales of other products. These operations also have exposure to various industrial end markets. Leading economic indicators for certain of these markets also began signaling a downturn in demand; and
•The Company's share price and market capitalization experienced a significant decline.

The Company considered the combination of the above to be triggering events that required an impairment analysis for the goodwill held at the PM and TNW reporting units, and for certain long-lived assets. Therefore, during the three-month period ended March 31, 2020, in accordance with both ASC 350 Intangibles - Goodwill and Other, and with ASC 360 Property, Plant & Equipment, the Company performed an impairment analysis of its goodwill held by the PM and TNW reporting units, and on certain of its long-lived assets (principally land, machinery and equipment, customer relationships, and buildings and improvements).

As a result of these impairment tests, the Company recorded the following impairment charges during the three-month period ended March 31, 2020:

In thousands	Performance Materials	Technical Nonwovens	Thermal Acoustical Solutions	Totals
Impairment of goodwill	$48,671	$—	$—	$48,671
Impairment of other long-lived assets	12,438	—	—	12,438
Total impairments	$61,109	$—	$—	$61,109
Goodwill

During the three-month period ended March 31, 2020, the Company performed a quantitative goodwill impairment assessment for both the PM and TNW reporting units. In the quantitative impairment assessment, the Company weighted equally both an income approach (discounted cash flow model) and a market approach to determine the fair value of the reporting units. The Company’s significant assumptions in the discounted cash flow model included, but were not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate.

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

The weighted average cost of capital for the PM reporting unit increased from 9.2 percent in the three-month period ended December 31, 2019 to 11.5 percent in the three-month period ended March 31, 2020. The weighted average cost of capital for the TNW reporting unit increased from 9.2 percent in the three-month period ended December 31, 2019 to 10.8 percent in the three-month period ended March 31, 2020. There are inherent uncertainties and management judgment required in an analysis of goodwill impairment. The Company believes the income approach was appropriate because it provided a fair value estimate based upon the reporting unit's expected long-term operations and cash flow performance.

The Company also used a form of the market approach, which was derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting unit operates giving consideration to risk profiles, size, geography, and diversity of products and services. The EBITDA multiples used in the market approach for both reporting units declined from the three-month period ended December 31, 2019 to the three-month period ended March 31, 2020 due to market-related changes in the industries in which these reporting units operate as a result of COVID-19.

Other assumptions included adding an implied control premium to the valuation based on estimating the fair value on a controlling basis, which was derived from research on control premiums observed in recent mergers and acquisitions in the industries in which the Company operates. The control premium for both reporting units increased by 5 percent from the three-month period ended December 31, 2019 to the three-month period ended March 31, 2020. Control premiums can be higher in periods of depressed stock prices. The Company believes the market approach was appropriate because it provided a fair value using multiples from companies with operations and economic characteristics similar to the PM reporting unit.

The Company also performed an overall reconciliation to corroborate the fair value derived from the income and market approaches to the Company's overall market capitalization. The revised projections, together with a deterioration in the inputs described above, drove a reduction in the fair value of both reporting units. As a result, the carrying value of the PM reporting unit was determined to exceed its fair value by $48.7 million, resulting in the impairment charge. After the impairment charge incurred during the three-month period ended March 31, 2020, the remaining goodwill associated with the PM reporting unit was $31.9 million. The fair value of the TNW reporting unit exceeded its carrying value and therefore no impairment was required. Any declines in financial projections, including changes to key assumptions, could have a material adverse impact on the fair value of the reporting units, and therefore could result in further impairment charges.

In the three-month period ended December 31, 2019, as part of its annual impairment assessment, the Company determined that the fair value of the PM reporting unit was less than its carrying value and recorded a goodwill impairment of $63.0 million.

Other Long-Lived Assets

During the three-month period ended March 31, 2020, the Company performed the following impairment assessments for long lived assets in accordance with ASC 360:

•As a result of the COVID 19 pandemic and the Company's action plan to address the risks associated with it, the Company accelerated certain actions. One such action was a review of a low-performing European plant within the PM segment. As a result of a strategic shift regarding this plant, the Company performed an impairment assessment on the long-lived assets of the plant. To determine the recoverability of this asset group, the Company completed an undiscounted cash flow analysis (income approach) and compared it to the asset group carrying value. The impairment test concluded that the assets were not recoverable as the resulting undiscounted cash flows were less than their carrying amount. The Company determined that the carrying value of the assets exceeded their fair value and recorded a long-lived asset impairment charge of $12.4 million.

•As a result of the temporary plant closures announced on March 20, 2020 in response to the COVID-19 pandemic's effects on the automotive sector, the Company performed impairment assessments on the long-lived assets for its TAS plants. The Company considered each operating plant's asset group, primarily consisting of machinery and equipment, and buildings and improvements. To determine the recoverability of each asset group, the Company completed an undiscounted cash flow analysis (income approach) and compared it to each asset groups' carrying value. For two of the asset groups, the undiscounted cash flows exceeded the carrying value of the asset group so no further assessment of impairment was necessary. For two of the European plants, the undiscounted cash flows did not exceed the plants' carrying values. As part of step two of the impairment assessment, the Company used the market approach to determine fair value based on independent appraisals of the long-lived assets. The Company determined that impairment was not necessary since the fair value of the long-lived asset groups for each operating plant exceeded their carrying amounts.

There were no events or circumstances during the three-month period ended June 30, 2020 that indicated any further triggering events under ASC 360 were present. Changes in future operating results could result in a future non-cash impairment charge.

During the three-month period ended December 31, 2019, the Company determined that fair value of a certain asset group in the PM segment exceeded its carrying value and recorded a long-lived asset impairment charge of $1.2 million.

6. Long-term Debt and Financing Arrangements

On August 31, 2018, the Company amended and restated its $175 million senior secured revolving credit agreement ("2018 Credit Agreement") which increased the available borrowing from $175 million to $450 million, added three additional lenders and extended the maturity date from July 7, 2021 to August 31, 2023. On May 11, 2020, the Company amended its 2018 Credit Agreement ("2020 Amendment") which, among other changes, decreased borrowings from $450 million to $314 million and modified certain financial covenants contained in the 2018 Credit Agreement.

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

The Company has an interest rate swap in place to convert a portion of the Company's borrowings from a variable rate to a fixed rate. See Note 7, "Derivatives" for additional information.

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

2020 Amendment to the 2018 Credit Agreement

On May 11, 2020, the Company amended its $450 million senior secured revolving 2018 Credit Agreement. The principal purpose of the Amendment was to modify certain financial covenants contained in the 2018 Credit Agreement, at least one of which the Company expected to fail as early as the second quarter of 2020 as a result of the impact of COVID-19. The amended terms and conditions included the following:

•Modified the financial covenants as follows:

◦Consolidated Net Leverage Ratio, which requires that on the last day of each fiscal quarter the ratio not be greater than 6.5:1 through the period ending March 31, 2021, 4.50:1 for the period ending June 30, 2021 through the period ending March 31, 2022, and 3.50:1 for the periods ending June 30, 2022 and thereafter;

◦The minimum Consolidated Fixed Charge Coverage Ratio, which requires that on the last day of each fiscal quarter the ratio not be lower than 1.10:1 calculated on a trailing twelve month basis through the period ending June 30, 2020, 1.25:1 calculated on a distinct quarterly basis for the periods ended September 30, 2020 through June 30, 2021, and 1.25:1 calculated on a trailing twelve month basis beginning with the period ending September 30, 2021 and thereafter;

•Required the Company maintain a minimum cash and cash equivalents balance of $40 million, excluding deposit accounts in China;

•Decreased the term loan facility from $200 million to $144 million and decreased the revolving credit facility from $250 million to $170 million for a total overall facility of $314 million; and eliminated the accordion feature;

•Established a floor on the Base and Eurocurrrency Rate of 1%;

•Modified the definition of the Applicable Rate, as determined based on the Company’s Consolidated Net Leverage Ratio, by increasing the range for the Base Rate for Committed Loans to 2.00% to 3.25% and increasing the range for the Eurocurrency Rate Committed Loans and Letters of Credit to 3.00% to 4.25%;

•Increased the quarterly commitment fee to 0.375% on the unused portion of the revolving commitment; and

•Required the Company to pay an amendment fee to the Lenders based on their commitment levels.

There was no modification to the maturity date of the facility. The Company believes that its liquidity resources, including the Facility, are sufficient to meet its working capital needs and other cash requirements. The Company was in compliance with the modified financial covenants at June 30, 2020, and management does not anticipate noncompliance in the foreseeable future.

At June 30, 2020, the Company had $286.0 million of borrowings outstanding and standby letters of credit outstanding of $1.6 million. The borrowings outstanding included a $141.0 million term loan, net of $0.5 million in debt issuance costs being amortized to interest expense over the debt maturity period. The Company has available borrowings of $23.9 million and $121.6 million at June 30, 2020 and December 31, 2019, respectively.

In addition to the amounts outstanding under the Facility, the Company has various foreign credit facilities totaling approximately $7.1 million. At June 30, 2020, the Company's foreign subsidiaries had $0.1 million in borrowings outstanding as well as $1.3 million in standby letters of credit outstanding.

The Company also has finance lease agreements for machinery and equipment at multiple operations requiring monthly principal and interest payments through 2020.

Total outstanding debt consists of:

In thousands	Effective Rate	Maturity	June 30, 2020	December 31, 2019
Revolver loan	5.25%	8/31/2023	$144,500	$126,500
Term loan, net of debt issuance costs	5.25%	8/31/2023	140,996	146,106
Finance leases	1.60%	2020	14	35
			285,510	272,641
Less portion due within one year			(9,855)	(9,928)
Total long-term debt, net of debt issuance costs			$275,655	$262,713

The weighted average interest rate on long-term debt was 4.8% for the six-month period ended June 30, 2020 and 4.3% for the year-ended December 31, 2019.

7. Derivatives

The Company selectively uses financial instruments to manage market risk associated with exposure to fluctuations in interest rates and foreign currency rates. These financial exposures are monitored and managed by the Company as an integral part of its risk management program.

Interest Rate Hedging

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impact interest paid on its debt. The Company has debt with variable rates of interest based generally on LIBOR. From time to time, the Company enters into interest rate swap agreements to manage interest rate risk. These instruments are designated as cash flow hedges and are recorded at fair value (see Note 8, "Fair Value Measurements" for additional information).

In November 2018, the Company entered into a five-year interest rate swap agreement with a bank which converts the interest on a notional $139.0 million of the Company's borrowings under its 2018 Credit Agreement from a variable rate, plus the borrowing spread, to a fixed rate of 3.09% plus the borrowing spread. The notional amount reduces quarterly by fluctuating amounts through August 2023. In April 2017, the Company entered into a three-year interest rate swap agreement with a bank which converts the interest on a notional $60.0 million of the Company's borrowings from a variable rate, plus the borrowing spread, to a fixed rate of 1.58% plus the borrowing spread. The notional amount reduced quarterly by $5.0 million through March 31, 2020 and is now settled. Prior to May 11, 2020, these interest rate swap agreements were accounted for as cash flow hedges. Effectiveness of the remaining derivative agreement was assessed quarterly, or more frequently, if necessary, by ensuring that the critical terms of the swap continued to match the critical terms of the hedged debt in order to report gains or losses on the derivative instrument in other comprehensive income.

On May 11, 2020, the Company amended its 2018 Credit Agreement, see Note 6, "Long-term Debt and Financing Arrangements". The amendment included, among other modifications, the establishment of a floor on the base and Eurocurrency rate of 1%. As a result, the Company determined that the critical terms of the swap no longer matched the critical terms of the hedged debt and performed an assessment of the effectiveness of the interest rate swap agreement. The Company concluded the interest rate swap agreement is no longer effective. The Company also concluded that the hedged forecasted transaction (the occurrence of variable interest rate payments on the hedged debt) continues to be probable of occurring. Therefore, as of May 11, 2020, the Company discontinued hedge accounting. After May 11, 2020 any fair value gains or losses on the derivative agreement is recorded as interest expense in the Company's Consolidated Statement of Operations. The cumulative loss on the discontinued hedge relationship through May 11, 2020, which was recorded in Accumulated Other Comprehensive Income, will be amortized into (losses) earnings through August 31, 2023, the maturity date of the hedged debt. The loss included in Accumulated Other Comprehensive Income related to the discontinued hedging relationship at June 30, 2020 was $6.9 million. The amount reclassified out of other comprehensive income into interest expense on our Condensed Consolidated Statement of Operations for both the three and six months ended June 30, 2020 was $0.5 million. The Company expects $3.3 million to be reclassified from Accumulated Other Comprehensive Income over the next twelve months.

Net Investment Hedges

The Company’s operations are subject to certain risks, including foreign currency exchange rate fluctuations. From time to time, the Company enters into cross-currency swaps designated as hedges, recorded at fair value (see Note 8, "Fair Value Measurements"), to protect the Company's net investments in subsidiaries denominated in currencies other than the US dollar.

In November 2019, the Company entered into three fixed-to-fixed cross-currency swaps with banking institutions with aggregate notional amounts totaling €67.8 million ($75 million U.S. dollar equivalent). These swaps hedge a portion of the Company's net investment in a Euro functional currency denominated subsidiary against the variability of exchange rate translation impacts between the U.S. dollar and Euro. These contracts require monthly cash interest exchanges over the life of the contracts with the Company recognizing a reduction to interest expense due to the favorable interest rate differential between the U.S. dollar and Euro. Also, settlement of the notional €22.6 million ($25 million U.S. dollar equivalent) cross-currency swaps occur at maturity dates of August 2021, August 2022 and August 2023. The Company assesses hedge effectiveness of the cross-currency swaps quarterly by ensuring the critical terms of the swaps continue to match the critical terms of the designated net investment. The Company elected to assess effectiveness using the spot method, and as a result, records the interest rate differential monthly in the Company's Statement of Operations.

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

The following table sets forth the fair value amounts of derivative instruments held by the Company presented in the Condensed Consolidated Balance Sheets as Other current assets and Other accrued liabilities:

	June 30, 2020		December 31, 2019
In thousands	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest rate contracts	$—	$6,896	$2	$4,538
Cross-currency swaps	177	—	—	1,817
Total derivatives	$177	$6,896	$2	$6,355

The following table sets forth the (loss) income recorded in accumulated other comprehensive (loss) income, net of tax, for the three and six-month periods ended June 30, 2020 and 2019 for derivatives held by the Company and designated as hedging instruments:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
In thousands	2020	2019	2020	2019
Cash flow hedges:
Interest rate contracts	$11	$(1,351)	$(2,162)	$(2,026)
Cross-currency swaps	(1,093)	—	1,526	—
Total derivatives	$(1,082)	$(1,351)	$(636)	$(2,026)

8. Fair Value Measurements

Fair value is defined as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants at the measurement date.

The Company uses a three-level fair value hierarchy that prioritizes the inputs used to measure fair value. This hierarchy requires the Company to maximize the use of observable inputs and minimize the use of unobservable inputs. The three levels of inputs used to measure fair value are as follows:

•Level 1 - Quoted prices in active markets for identical assets or liabilities.

•Level 2 - Observable inputs other than quoted prices included in Level 1, such as quoted prices in markets that are not active or other inputs that are observable or can be corroborated by observable market data.

•Level 3 - Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies and similar techniques that use significant unobservable inputs.

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	June 30, 2020		December 31, 2019
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$286,000	$292,543	$273,000	$269,434

The fair values of the Company’s long-term debt outstanding were computed based on discounted future cash flows (observable inputs), as applicable, which falls under Level 2 of the fair value hierarchy. Differences from carrying values are attributable to interest rate changes subsequent to when the transactions occurred.

The fair values of cash and cash equivalents, accounts receivable, net and accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.

Recurring Fair Value Measures

The Company holds derivative instruments for interest rate swap contracts and cross-currency swaps that are measured using observable market inputs such as forward rates and its counterparties' credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At June 30, 2020 and December 31, 2019, these derivative instruments were included in other current assets and other accrued liabilities on the Consolidated Balance Sheet. Based on the Company's continued ability to trade and enter into interest rate swaps and cross-currency swaps, the Company considers the markets for their fair value instruments to be open.

Nonrecurring Fair Value Measurements

During the three-month period ended March 31, 2020, the Company incurred a $48.7 million impairment charge for goodwill at its Performance Materials segment and a $12.4 million impairment charge for a certain asset group at one of the Performance Materials' European businesses. See Note 5, "Impairment of Goodwill and Other Long-Lived Assets" for information regarding the calculation of fair value.

9. Equity Compensation Plans

As of June 30, 2020, the Company’s equity compensation plans consisted of the 2003 Stock Incentive Compensation Plan (the “2003 Plan”), and the Amended and Restated 2012 Stock Incentive Plan, (the “2012 Plan” and together with the 2003 Plan, the “Plans”) under which incentive and non-qualified stock options and time and performance based restricted shares have been granted to employees and directors from authorized but unissued shares of common stock or treasury shares. The 2003 Plan is not active, but continues to govern all outstanding awards granted under the plan until the awards themselves are exercised or terminate in accordance with their terms. The 2012 Plan, amended and approved by shareholders on April 24, 2020, authorizes 3.0 million shares of common stock for awards. The 2012 Plan also authorizes an additional 19,720 shares of common stock to the extent awards granted under prior stock plans that were outstanding as of April 24, 2020 are forfeited. The 2012 Plan provides for the following types of awards: options, restricted stock, restricted stock units and other stock-based awards. During the fourth quarter of 2019, additional shares of common stock were issued pursuant to separate inducement share agreements with two individuals as material inducement to their employment with the Company (the "Inducement Grants"). The Inducement Grants awarded stock options and restricted stock to the two individuals. Amounts shown below are inclusive of the Plans and the Inducement Grants.

The Company accounts for the expense of all share-based compensation by measuring the awards at fair value on the date of grant. The Company recognizes expense on a straight-line basis over the vesting period of the entire award. Options issued by the Company under its stock option plans have a term of ten years and generally vest ratably over a period of three to four years. Time-based restricted stock grants are expensed over the vesting period of the award, which is typically two to four years. The number of performance-based restricted shares that vest or forfeit depend upon achievement of certain targets during the performance period. The Company accounts for forfeitures as they occur. Compensation expense for performance-based awards granted prior to December 2018 is recorded based upon the service period and management’s assessment of the probability of achieving the performance goals and will be adjusted based upon actual achievement. In December 2018, the performance metric changed to a 3-year relative Total Shareholder Return ("TSR") compared to the S&P 600 industrial index instead of a pre-established earnings-per-share target to better align compensation to the long-term interests of shareholders. Stock options issued under the current plan must have an exercise price that may not be less than the fair market value of the Company’s common stock on the date of grant. The Plans provide for automatic acceleration of vesting in the event of a change in control of the Company.

The Company incurred equity compensation expense of $0.9 million and $0.5 million for the three-month periods ended June 30, 2020 and 2019, respectively, and $1.8 million and $1.5 million for the six-month periods ended June 30, 2020 and 2019, respectively, for the Plans, including restricted stock awards. No equity compensation costs were capitalized as part of inventory.

Stock Options

The following table is a summary of outstanding and exercisable options for the three-month and six-month periods ended June 30, 2020:

	For the Three Months Ended June 30, 2020		For the Six Months Ended June 30, 2020
In thousands except per share amounts	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Stock Options outstanding at the beginning of the period	761	$26.35	683	$27.15
Granted	58	$9.41	169	$17.44
Exercised	—	$—	(4)	$8.67
Forfeited or Expired	(71)	$22.85	(100)	$24.91
Stock Options outstanding at June 30, 2020	748	$25.36	748	$25.36

Exercisable at June 30, 2020	297	$33.80	297	$33.80
Unvested at June 30, 2020	451	$19.79	451	$19.79

There was no cash received from exercise of stock options during the three-month period ended June 30, 2020. The amount of cash received from the exercise of stock options was less than $0.1 million during the six-month period ended June 30, 2020. The intrinsic value of stock options exercised was less than $0.1 million with a tax benefit of less than $0.1 million during the three-month and six-month periods ended June 30, 2020.

At June 30, 2020, the total unrecognized compensation cost related to non-vested stock option awards was approximately $2.7 million, with a weighted average expected amortization period of 2.9 years.

Restricted Stock

Restricted stock includes both performance-based and time-based awards. The following is a summary of the Company's unvested time-based restricted shares for the three-month and six-month periods ended June 30, 2020:

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
In thousands	Shares	Shares
Unvested at the beginning of the period	203	159
Granted	23	77
Vested	—	(3)
Forfeited or Expired	(6)	(13)
Unvested at June 30, 2020	220	220
The following is a summary of the Company's unvested performance-based restricted shares for the three-month and six-month periods ended June 30, 2020:

	For the Three Months Ended June 30, 2020	For the Six Months Ended June 30, 2020
In thousands	Shares	Shares
Unvested at the beginning of the period	154	129
Granted	25	66
Vested	—	—
Forfeited or Expired	(18)	(34)
Unvested at June 30, 2020	161	161

At June 30, 2020, there were 381,242 total unvested restricted stock awards with total unrecognized compensation cost related to these awards of $5.3 million with a weighted average expected amortization period of 2.2 years. Compensation expense for performance-based awards is recorded based on the service period and management’s assessment of the probability of achieving the performance goals.

10. Stock Repurchases

During the six-month period ended June 30, 2020, the Company purchased 916 shares of common stock valued at less than $0.1 million, through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, in which the Company withholds that number of shares having fair value equal to each recipient’s minimum tax withholding due.

11. Employer Sponsored Benefit Plans

Prior to the three-month period ended June 30, 2020, the Company maintained two domestic pension plans: the Retirement Income Plan for Employees of Interface Performance Materials, Inc. ("IPM Pension Plan"), and the Interface Sealing Solutions, Inc. Pension Plan ("ISS Pension Plan"). During the three-month period ended March 31, 2020, the Company settled the pension obligation of the ISS Pension Plan through lump sum distributions to participants or by irrevocably transferring pension liabilities to an insurance company through the purchase of a group annuity contract. This purchase, funded with pension assets, resulted in a pre-tax settlement loss of $0.4 million in the three-month period ended March 31, 2020, related to the recognition of accumulated deferred actuarial losses. The settlement loss and expenses were included as non-operating expense in the condensed consolidated statements of operations.

The IPM Pension Plan covers a portion of Interface's union and non-union employees. The plan is closed to new employees and benefits are no longer accruing for the majority of participants. The Company expects to make required contributions of approximately $1.2 million to the IPM Pension Plan during 2020. There were no contributions made during the three-month period ended June 30, 2020, as the Company took advantage of the delay in minimum funding contribution due dates as allowed under the CARES Act, and is delaying payment of the minimum funding contributions of $0.3 million originally due during April 2020. This and other required minimum funding contributions for the remainder of 2020 will be made later in 2020. Contributions of $0.4 million were made during the six-month period ended June 30, 2020. Contributions of $0.3 million and $0.9 million were made during the three-month and six-month periods ended June 30, 2019, respectively, inclusive of contributions made to the ISS Pension Plan.

Prior to 2020, the Company also maintained the U.S. Lydall Pension Plan. During the second quarter of 2019, the Company settled the pension obligation of the U.S. Lydall Pension Plan through lump sum distributions to participants or by irrevocably transferring pension liabilities to two insurance companies through the purchase of group annuity contracts. No contributions were made to the U.S. Lydall Pension Plan during the three-month and six-month periods ended June 30, 2019.

The following is a summary of the components of net periodic benefit cost for the domestic defined benefit pension plans for the three-month and six-month periods ended June 30, 2020 and 2019:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
In thousands	2020	2019	2020	2019
Components of employer benefit cost
Service cost	$40	$30	$80	$60
Interest cost	428	833	857	1,827
Expected return on assets	(532)	(744)	(1,065)	(1,616)
Amortization of actuarial loss	—	186	2	464
Net periodic benefit cost	$(64)	$305	$(126)	$735
Settlement loss	—	25,515	385	25,515
Total employer benefit plan cost	$(64)	$25,820	$259	$26,250

The Company reports the service cost component of net periodic benefit cost in the same line item as other compensation costs in operating expenses and the non-service cost components of net periodic benefit cost in other income.

12. Income Taxes

For the three-month period ended June 30, 2020, the Company's effective tax rate was 9.2% compared to an effective tax rate of 54.0% for the three-month period ended June 30, 2019. For the three months ended June 30, 2020, the rate was negatively impacted by valuation allowance activity of $0.5 million and a foreign withholding tax liability of $0.4 million, resulting in a lower effective tax rate when in a pre-tax loss position. For the three months ended June 30, 2019, the Company had a pre-tax loss primarily resulting from a pension plan settlement of $25.5 million, resulting in a $10.5 million tax benefit. Excluding the tax benefit of the pension plan settlement, the Company's effective tax rate for the three months ended June 30, 2019 was 22.7%. This was negatively impacted by valuation allowance activity of $0.9 million, partially offset by the Company's geographical mix of earnings.

For the six-month period ended June 30, 2020, the Company's effective tax rate was 4.0% compared to an effective tax rate of 69.7% for the six-month period ended June 30, 2019. For the six months ended June 30, 2020, the Company had a pre-tax loss primarily resulting from impairment charges of $61.1 million. The impairment charges significantly impacted the Company's effective tax rate because $48.7 million of the impairment charges related to non-deductible goodwill, resulting in a low effective tax rate for the six months ended June 30, 2020 when in a pre-tax loss position. Additionally, the effective rate was negatively impacted by valuation allowance activity of $0.7 million. For the six-month period ended June 30, 2019, the Company had a pre-tax loss primarily resulting from a pension plan settlement of $25.5 million, resulting in a $10.5 million tax benefit. Excluding the tax benefit of the pension plan settlement, the Company's effective tax rate for the six months ended June 30, 2019 was 22.5%. This was negatively impacted by valuation allowance activity of $1.2 million partially, offset by the Company's geographical mix of earnings.

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

On July 20, 2020, the U.S. Treasury Department and IRS released T.D. 9902 final regulations for publication in the Federal Register related to the global intangible low-taxed income (“GILTI”) high-tax exception. The final regulations largely adopt the framework of the 2019 proposed regulations, with certain key departures. The most significant departures are that an election to apply the GILTI high-tax exception may be made annually instead of once every five years, and that the calculation is made with respect to each “tested unit” of a controlled foreign corporation, rather than on a qualified business unit by qualified business unit basis. The company is evaluating the final regulations and is assessing potential impacts of these changes to the Company’s financial statements.

13. Loss Per Share

For the three-month and six-month periods ended June 30, 2020 and 2019, basic earnings per share were computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method as long as their effect is not antidilutive.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
In thousands	2020	2019	2020	2019
Basic weighted-average common shares outstanding	17,372	17,267	17,354	17,260
Effect of dilutive options and restricted stock awards	—	—	—	—
Diluted weighted-average common shares outstanding	17,372	17,267	17,354	17,260

Dilutive stock awards totaling 4,432 and 19,710 shares of Common Stock were excluded from the diluted per share computation for the three-month and six-month periods ended June 30, 2020, as the Company reported a net loss during those periods and, therefore, the effect of including these options would be antidilutive. Dilutive stock options totaling 54,713 and 69,730 shares of Common Stock were excluded from the diluted per share computation for the three-month and six-month periods ended June 30, 2019, as the Company reported a net loss during that period and, therefore, the effect of including these options would be antidilutive.

For each of the three-month periods ended June 30, 2020 and 2019, stock options for 732,512 shares and 520,189 shares of Common Stock were not considered in computing diluted earnings per common share because they were antidilutive.

For each of the six-month periods ended June 30, 2020 and 2019, stock options for 715,046 shares and 521,293 shares of Common Stock were not considered in computing diluted earnings per common share because they were antidilutive.

14. Segment Information

As of June 30, 2020, the Company’s reportable segments were Performance Materials, Technical Nonwovens, and Thermal Acoustical Solutions.

Performance Materials Segment

The Performance Materials segment includes filtration media solutions primarily for air, fluid power, life science and industrial applications (“Filtration”), and sealing and gasket solutions, thermal insulation, energy storage, and other engineered products (“Sealing and Advanced Solutions”).

Filtration products include LydAir® MG (Micro-Glass) Air Filtration Media, LydAir® MB (Melt Blown) Air Filtration Media, LydAir® SC (Synthetic Composite) Air Filtration Media, and Arioso® Membrane Composite Media. These products constitute the critical media component of clean-air systems for applications in clean-space, commercial, industrial and residential HVAC, power generation, respiratory protection (including face mask material), and industrial processes. The Company has leveraged its extensive technical expertise and applications knowledge into a suite of media products covering the vast liquid filtration landscape across the transportation and industrial fields. The LyPore® Liquid Filtration Media series address a variety of application needs in fluid power including hydraulic filters, air-water and air-oil coalescing, industrial fluid processes and diesel fuel filtration. LyPore® media and Solupor® ultra-high molecular weight polyethylene membranes also serve critical liquid filtration/separation applications such as biopharmaceutical pre-filtration and clarification, lateral flow diagnostic and analytical testing, potable water filtration and high purity process filtration such as those found in food and beverage and medical applications.

Sealing and Advanced Solutions products include nonwoven specialty engineered materials for a multitude of applications. Interface fiber-reinforced gasket materials serve the heavy-duty diesel, automobile, small engine, transmission and compressor markets. These products handle demanding sealing challenges with a diverse range of metallic, non-metallic, rubber-coated and laminate materials that comprise the extensive Sealing materials portfolio. Interface Engineered Components are ready to use soft and hard gasket parts sold directly to OEMs and aftermarket applications. An example is Select-a-Seal® rubber-edged composite (REC) technology that provides robust sealing, compression, adhesion, and shear strength for driveline applications. Advanced Solutions’ nonwoven veils, papers and specialty composites for the building products, appliance, energy and industrial markets include Manniglas® Thermal Insulation Papers, and Lytherm® Insulation Media for high temperature technology applications. The Company's Cryotherm® Super-Insulating Media, CRS-Wrap® Super-Insulating Media and Cryo-Lite® Cryogenic Insulation products are industry standards for state-of-the-art cryogenic insulation designs used by manufacturers of cryogenic equipment for liquid gas storage, piping, and transportation. Additional specialty composite materials include specialty fiber calendar bowl products to service the printing and textile industries and press pad materials for industrial lamination processes.

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

Thermal Acoustical Solutions Segment

The Thermal Acoustical Solutions segment offers a full range of innovative engineered products tailored for the transportation and industrial sectors to thermally shield sensitive components from high heat, improve exhaust gas treatment and lower harmful emissions as well as assist in the reduction of noise, vibration and harshness (NVH). Within the transportation sector, the Company’s products are found in the interior (dash insulators, cabin flooring), underbody (wheel well, aerodynamic belly pan, fuel tank, exhaust, tunnel, spare tire) and under hood (engine compartment, outer dash, powertrain, catalytic converter, turbo charger, manifolds) of cars, trucks, SUVs, heavy duty trucks and recreational vehicles.

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

The tables below present net sales and operating income by segment for the three-month and six- month periods ended June 30, 2020 and 2019, and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

Consolidated net sales by segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
In thousands	2020	2019	2020	2019
Performance Materials Segment:
Filtration	$29,636	$24,732	$55,523	$48,666
Sealing and Advanced Solutions	28,837	40,370	68,170	81,016
Performance Materials Segment net sales	58,473	65,102	123,693	129,682

Technical Nonwovens Segment (1):
Industrial Filtration	29,413	38,706	60,782	81,070
Advanced Materials (2)	22,594	30,372	48,628	53,614
Technical Nonwovens Segment net sales	52,007	69,078	109,410	134,684

Thermal Acoustical Solutions Segment:
Parts	32,448	85,705	109,769	170,281
Tooling	5,000	7,567	11,440	17,304
Thermal Acoustical Solutions Segment net sales	37,448	93,272	121,209	187,585

Eliminations and Other (2)	(1,768)	(6,641)	(7,625)	(13,115)
Consolidated Net Sales	$146,160	$220,811	$346,687	$438,836

Operating income by segment:

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
In thousands	2020	2019	2020	2019
Performance Materials (3)	$5,443	$3,303	$(51,498)	$4,762
Technical Nonwovens (1),(2),(4)	6,684	7,844	10,497	12,578
Thermal Acoustical Solutions	(6,285)	7,357	(657)	16,848
Corporate Office Expenses	(7,588)	(5,325)	(15,656)	(11,959)
Consolidated Operating Income	$(1,746)	$13,179	$(57,314)	$22,229
(1)The Technical Nonwovens segment includes the results of Geosol through the date of disposition of May 9, 2019.
(2)Included in the Technical Nonwovens segment and Eliminations and Other is $1.4 million and $4.6 million in intercompany sales to the Thermal Acoustical Solutions segment for the three-month periods ended June 30, 2020 and 2019, respectively, and $6.4 million and $9.3 million in intercompany sales to the Thermal Acoustical Solutions segment for the six-month periods ended June 30, 2020 and 2019.
(3)Included in the Performance Materials segment is $61.1 million of impairment charges related to goodwill and other long-lived assets for the six-month period ended June 30, 2020, $4.0 million and $4.1 million of intangible assets amortization for the three-month periods ended June 30, 2020 and 2019, respectively, and $7.9 million and $8.1 million of intangible assets amortization for the six-month periods ended June 30, 2020 and 2019, respectively.
(4)Included in the Technical Nonwovens segment is $1.2 million and $1.3 million of intangible assets amortization for the three-month periods ended June 30, 2020 and 2019, respectively, and $2.3 million and $2.6 million of intangible assets amortization for the six-month periods ended June 30, 2020 and 2019.

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

In December 2018, the New York State Department of Environmental Conservation (“NYDEC”) informed the Company that the newly acquired Interface site located at Hoosick Falls, NY will be the subject of an investigation in to the possibility of it being an inactive hazardous disposable waste site.  The letter specifically references PFAS that have been detected in a nearby water supply, soil and/or surface water.  Notably, the PFAS contamination has been identified in the Hoosick Falls area for some time and other large manufacturers in the area have previously been identified as a source.  The NYDEC approved a site characterization plan in December 2019. The Company recorded expense of $0.3 million in the fourth quarter of 2019 as a result of the site characterization plan preparation and site characterization activities, which will continue when the COVID-19 crisis abates to a point where the site investigation can safely proceed. The Company does not know the scope or extent of its future obligations, if any, that may arise from the site investigation and therefore is unable to estimate the cost of any corrective action. Accordingly, the Company cannot assure that the costs of any future corrective at this location would not have a material effect on the Company's financial condition, results of operations or cash flows.

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

16. Changes in Accumulated Other Comprehensive Income (Loss)

The following table discloses the changes by classification within accumulated other comprehensive income (loss) for the three-month and six-month periods ended June 30, 2020 and 2019:

In thousands	Foreign Currency Translation Adjustment	Defined Benefit Pension Adjustment		Gains and Losses on Cash Flow Hedges		Total Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2020	$(27,979)	$(2,749)		$(4,431)		$(35,159)
Other comprehensive income (loss)	5,146	—		(1,082)	(a)	4,064
Amounts reclassified from accumulated other comprehensive loss	—	—		397	(b)	397
Balance at June 30, 2020	$(22,833)	$(2,749)		$(5,116)		$(30,698)
Balance at December 31, 2019	(18,022)	(3,080)		(4,877)		(25,979)
Other comprehensive loss	(4,811)	—		(636)	(a)	(5,447)
Amounts reclassified from accumulated other comprehensive loss	—	331	(c)	397	(b)	728
Balance at June 30, 2020	$(22,833)	$(2,749)		$(5,116)		$(30,698)

In thousands	Foreign Currency Translation Adjustment	Defined Benefit Pension Adjustment		Gains and Losses on Cash Flow Hedges		Total Accumulated Other Comprehensive (Loss) Income
Balance at March 31, 2019	$(18,585)	$(22,038)		$(2,649)		$(43,272)
Other comprehensive income (loss)	2,457	—		(1,351)	(a)	1,106
Amounts reclassified from accumulated other comprehensive loss	—	19,159	(d)	—		19,159
Balance at June 30, 2019	$(16,128)	$(2,879)		$(4,000)		$(23,007)
Balance at December 31, 2018	(18,458)	(22,253)		(1,974)		(42,685)
Other comprehensive income (loss)	2,330	—		(2,026)	(a)	304
Amounts reclassified from accumulated other comprehensive loss	—	19,374	(d)	—		19,374
Balance at June 30, 2019	$(16,128)	$(2,879)		$(4,000)		$(23,007)

(a) Amount represents unrealized losses on the fair value of hedging activities, net of taxes, for the three-month and six-month periods ended June 30, 2020 and 2019.
(b) Amount represents the impact of de-designation of the interest rate swap agreement. This amount was $0.5 million, net of $0.1 million tax benefit, for the three-month and six-month periods ended June 30, 2020.
(c) Amount represents the settlement of the ISS Pension Plan in the first quarter of 2020. This amount was $0.4 million, net of $0.1 million tax benefit.
(d) Amount represents the settlement of the Lydall Pension Plan in the second quarter of 2019. This amount was approximately $19.0 million, net of $11.5 million tax benefit, for the three-month and six-month periods ended June 30, 2019. Amount also represents amortization of actuarial losses, a component of net periodic benefit cost during the first five months of fiscal year 2019 prior to the plan termination. This amount was $0.1 million, net of less than $0.1 million tax benefit for the three-month period ended June 30, 2019 and $0.4 million, net of $0.1 million tax benefit for the six-month period ended June 30, 2019.

17. Subsequent Events

The Company has evaluated subsequent events through the issuance date of these financial statements. No material events were identified that require disclosure.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Outlook

Business

Lydall, Inc. and its subsidiaries (collectively, the “Company” or “Lydall”) design and manufacture specialty engineered nonwoven filtration media, industrial thermal insulating solutions, and thermal and acoustical barriers for filtration/separation and heat abatement and sound dampening applications. The Company principally conducts its business through three reportable segments: Performance Materials, Technical Nonwovens and Thermal Acoustical Solutions, with sales globally. The Performance Materials ("PM") segment includes filtration media solutions primarily for air, fluid power, life science and industrial applications (“Filtration”), and gasket and sealing solutions, thermal insulation, energy storage, and other engineered products (“Sealing and Advanced Solutions”). The Technical Nonwovens ("TNW") segment consists of Industrial Filtration products that include nonwoven rolled-goods felt media and filter bags used primarily in industrial air and liquid filtration applications as well as Advanced Materials products that include nonwoven rolled-good media that is used in other commercial applications and predominantly serves the geosynthetics, automotive, industrial and medical markets. Advanced Materials products also include automotive rolled-good material for use in the Thermal Acoustical Solutions segment manufacturing process. Nonwoven filter media is used to satisfy increasing emission control regulations in a wide range of industries, including power, cement, steel, asphalt, incineration, food, and pharmaceutical. The Thermal Acoustical Solutions ("TAS") segment offers innovative engineered products to assist in noise and heat abatement within the transportation and industrial sectors.

Recent Developments - COVID-19

The impact of the novel strain of the coronavirus identified in late 2019 (“COVID-19”) has grown throughout the world, including in all global and regional markets served by the Company. During the first quarter of 2020, governmental authorities implemented numerous measures attempting to contain and mitigate the effects of COVID-19, including travel bans and restrictions, quarantines, social distancing orders, shelter in place orders and shutdowns of non-essential activities. The Company’s manufacturing facilities are located in areas that have been affected by the pandemic and the shutdowns. Certain Company facilities in the United States, Europe and Asia carried out shutdowns as a result of government-imposed restrictions or in conjunction with customer plant closures during the first quarter. The Company’s Asia facilities did not resume operations until late February and other facilities ramped back up moderately, in line with customer demand, during the second quarter. Although the Company is beginning to see an increase in orders, it does not expect operations supporting the automotive markets to reach pre-COVID-19 production levels in the near term.

Thermal Acoustical Solutions (“TAS”) Developments

As previously disclosed, the Company ramped down its Thermal Acoustical Solutions operations in North Carolina, as well as in France and Germany coinciding with the shutdown of its major automotive customers' facilities in those regions beginning in late March 2020. During the first quarter of 2020, TAS sales were down 11.2% from 2019 as the pandemic expanded. April’s parts sales were heavily impacted by customer shutdowns with sales declining approximately 90% from the previous year. TAS began to ramp-up production in mid-May 2020 in North America and Europe as customers began to re-open their plants in these regions, with sequential monthly sales growth in both May and June. However, given the facility shutdowns early in the quarter, parts sales in the second quarter were down 62.1% from the previous year.

Technical Nonwovens (“TNW”) Developments

During the first quarter of 2020, TNW experienced slowdowns in all geographic locations except Canada; predominantly in its facilities in South Carolina, the United Kingdom and China operations. TNW’s Texel business in Canada, however, is a leading supplier of nonwoven products used in the production of healthcare applications including medical wipes, pads, and gowns. In response to the COVID-19 pandemic, the Company re-prioritized its manufacturing capabilities in North America and Europe to focus on serving customers for these products.

TNW’s sales in the first quarter of 2020 declined 12.5% from the comparable period in 2019. In the second quarter, softer industrial end markets and lower sales into automotive applications resulted in year over year sales decline in both April and May periods. While down from the prior year, sales in June increased sequentially from May, with seasonal increases in demand for geosynthetics and higher automotive demand partially offsetting weaker industrial end markets. Second quarter sales were down 25.0% in Industrial Filtration and 9.3% in Advanced Materials businesses.

Performance Materials (“PM”) Developments

Performance Materials’ sealing businesses also experienced slowdowns during the first quarter of 2020 as a result of its exposure to automotive end market applications, impacting the Sealing and Advanced Solutions business. In contrast, PM’s Filtration business has been deemed an essential supplier to certain customers which has driven incremental demand in specialty filtration product lines, including media used in N95 respirator, surgical, and medical masks. PM’s sales in the first quarter of 2020 were up 1% from the comparative period in 2019. PM’s Filtration sales were very strong in April, with gains of approximately 20% from the prior year, and this demand continued through the remainder of the quarter, with second quarter Filtration sales up 19.8% from the previous year. In contrast, exposure to automotive and other end markets resulted in sales decline of approximately 28.6% in the Sealing and Advanced Solutions business, with year over year sales declines spread across all months.

As a result of continued strong demand for filtration products during the second quarter, the Company approved additional investments to add two production lines in Performance Materials’ Rochester facility for the production of meltblown filtration media used in the N95 respirator, surgical and medical masks based on the significant increase in demand. In addition, the Company reached an agreement with the U.S. Government that provides partial funding of the investment in the production lines in addition to funding for other technical resources.

Looking Forward

Any ramp up of production continues to be dependent on the Company’s customers resuming operations and no additional outbreaks of COVID-19 that could cause a second slow-down in demand impacting the Company’s ability to operate because of government mandates, employee illnesses or other related unforeseen events. The Company anticipates the global automotive industry will stabilize in the third quarter, but that volumes in the second half of 2020 will be lower than the comparative 2019 period as a result of the global economic slowdown caused by the COVID-19 pandemic. New vehicle sales are highly dependent on the strength of the consumer. If unemployment remains at higher levels, new vehicle sales could be significantly lower than historical and previously projected sales levels. The Company expects to face continued headwinds in its Performance Material's sealing businesses but stronger demand for filtration products is expected to offset this. Additionally, the Company expects seasonally strong construction activity driving geosynthetic demand, coupled with stable demand for medical related nonwoven products, to be offset by softness in industrial end markets in its Technical Nonwovens segment in the second half of 2020.

Liquidity and Cash Preservation

The recent automotive production ramp down across most of the world has impacted the Company's daily working capital significantly. The Company experienced working capital cash flow improvements through June 30, 2020 but does not expect the benefits to continue if production does not further ramp up. Upon ramping up production, the Company expects initial cash outflows to support working capital requirements and capital projects for its investments in new meltblown production equipment followed by a more normalized working capital flow over time.

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

In addition, the Company has taken advantage of specific benefits, including wage recovery provided by social programs in Europe and China and deferred domestic employer tax in the U.S. through the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. Through June 30, 2020, the Company benefited from $1.7 million in social cost reimbursements predominately in Europe and China. The Company plans to continue to pursue, wherever it qualifies, governmental assistance. The Company may also take advantage of governmental programs such as the Main Street Lending Program, to help defray costs. The Company cannot guarantee, however, that it will qualify for, or receive, any additional assistance that it pursues.

As noted above, the Company reached an agreement with the U.S. Government in June 2020 that provides funding to cover a portion of the cost to install two new production lines for the production of meltblown material for N95 respirator, surgical and medical masks and for other technical resources. The Company will receive monthly payments in accordance with the agreement to fund up to $13.5 million.

In addition to the significant measures taken to reduce and contain costs, the Company took action in March 2020 to provide additional liquidity, primarily including a $20.0 million draw down on its amended credit facility. On May 11, 2020, the Company entered into an amended credit agreement (see Note 6, "Long-term Debt and Financing Arrangements" for the key amended terms and conditions) to modify certain financial maintenance covenants, at least one of which the Company expected to fail during the second quarter of 2020 as a result of the impact of COVID-19. The Company was in compliance with those modified financial covenants as of and for the quarter ended June 30, 2020, and management does not anticipate noncompliance in the foreseeable future.

During the first half of 2020, the Company generated $40.4 million of net cash provided by operations and had cash on hand of $92.5 million as of June 30, 2020. The Company continues to maintain the necessary capital to meet its debt obligations and interest payments. As previously disclosed in late 2019, the Company entered into arrangements with a banking institution to sell trade accounts receivable balances for selected customers. The Company continues to sell trade accounts receivable balances under these arrangements. See Transfer of Financial Assets in this Note 1, “Basis of Financial Statement Presentation” for more information.

The spread of COVID-19 and the measures taken to constrain the spread of the virus have had, and will continue to have, a material negative impact on the Company’s financial results, and such negative impact may continue well beyond the containment of such outbreak. There is inherent uncertainty in the assumptions the Company uses to estimate its future liquidity due to the impact of the COVID-19 outbreak. In addition, the magnitude, duration and speed of the global pandemic is uncertain. Consequently, the impact on the Company's business, financial condition or longer-term financial or operational results is uncertain. However, management believes, based on the actions taken to reduce cash expenditures and the Company’s financial position that net cash provided by operations combined with its cash and cash equivalents and borrowing availability under its Credit Facility, will be sufficient to fund its current obligations, capital spending, debt service requirements and working capital needs over at least the next twelve months.

Steps Taken to Protect Employees

The Company continues to monitor the global outbreak and spread of COVID-19 and to take steps to mitigate the potential risks to the Company and its employees posed by its spread and related circumstances and economic impacts. As the Company’s operations ramp up production and bring employees back to work, it has implemented changes to help ensure the safety and health of all our employees and continues to assess and update its business continuity plans in the context of this pandemic. The Company established the Lydall Emergency Preparedness Team (“LEPT”), implementing strict travel restrictions, enforcing rigorous hygiene protocols, increasing sanitization efforts at all facilities and implementing remote working arrangements for the majority of its employees who work outside the plants. The Company will continue its work to ensure it maintains a safe and healthy work environment and continue to allow remote working arrangements as long as necessary where appropriate.

Second Quarter 2020 Highlights

Below are financial highlights comparing the Company’s three-month period ended June 30, 2020 results to its three-month period ended June 30, 2019 results:

•Net sales were $146.2 million in the second quarter of 2020, compared to $220.8 million in the second quarter of 2019, a decrease of $74.7 million, or 33.8%. The change in consolidated net sales is summarized in the following table:

Components (in thousands)	Change in Net Sales	Percent Change
Acquisitions and divestitures	$(84)	—%
Parts volume and pricing change	(70,025)	(31.7)%
Change in tooling sales	(2,573)	(1.2)%
Foreign currency translation	(1,969)	(0.9)%
Total	$(74,651)	(33.8)%

•Gross margin decreased to 19.4% for the three-month period ended June 30, 2020 as compared to 20.5% in the corresponding period in 2019. Gross margin from the TAS segment adversely impacted consolidated gross margin by approximately 710 basis points primarily due to unfavorable product mix on significant volume reduction of higher margin acoustical parts and the sunsetting of certain customer OEM platforms related to COVID-19, partially offset by reduced fixed costs. The Performance Materials segment favorably impacted consolidated gross margin by approximately 430 basis points, primarily due to favorable product mix, driven by increased demand for face mask media in response to the COVID-19 pandemic and higher liquid filtration sales, combined with reduced fixed overhead and favorable raw material commodity costs in the second quarter of 2020 compared to the second quarter of 2019. The Technical Nonwovens segment favorably impacted consolidated gross margin by approximately 180 basis points, primarily driven by an insurance claim settlement of $1.3 million, or 100 basis points of consolidated gross margin, related to an inventory write-off charge for a flood in one of its European facilities in the first quarter of 2020.

•Operating loss was $(1.7) million for the three-month period ended June 30, 2020 compared to operating income of $13.2 million in the corresponding period in 2019. The operating loss was driven by plant ramp downs, primarily in the Company's Thermal Acoustical Solutions segment, beginning in later March and lasting into mid-May due to the COVID-19 pandemic. The following components are included in operating income for the second quarters of 2020 and 2019 and impact the comparability of each quarter:

	For the Three Months Ended June 30, 2020
Components (in thousands except per share amounts)	Operating Income Impact	Pre-tax EPS Impact	Tax Effect EPS Impact (1)	Net EPS Impact
Strategic initiatives expenses	$(1,230)	$(0.07)	$0.01	$(0.06)
Reduction-in-force severance expenses	$(257)	$(0.02)	$0.01	$(0.01)

	For the Three Months Ended June 30, 2019
Components (in thousands except per share amounts)	Operating Income Impact	Pre-tax EPS Impact	Tax Effect EPS Impact (1)	Net EPS Impact
Strategic initiatives expenses	$(405)	$(0.02)	$0.01	$(0.01)
TNW restructuring expenses	$(97)	$(0.01)	$0.00	$(0.01)

(1) Tax expense represents the statutory tax rate in the jurisdiction in which the expense was incurred.

•The net loss was $(5.9) million, or $(0.34) per diluted share, for the three-month period ended June 30, 2020 compared to a net loss of $(6.9) million, or $(0.40) per diluted share, in the corresponding period in 2019, which included employee benefit plan settlement expenses of $0.86 per diluted share.

•Cash was $92.5 million at June 30, 2020, compared to $51.3 million at December 31, 2019. Net cash provided by operations was $40.4 million for the six-month period ending June 20, 2020 compared to $36.2 million in the corresponding period in 2019, with the improvement primarily driven by increases in payable days across the Company's operations. At the end of the first quarter the Company drew down an incremental $20 million on its Amended Credit Facility. On May 11, 2020 the Company amended its 2018 Credit Agreement. See Note 6. "Long-term Debt and Financing Arrangements" to the Condensed Consolidated Financial Statements for highlights of the key amended terms and conditions.

Results of Operations

All of the following tabular comparisons, unless otherwise indicated, are for the three-month and six-month periods ended June 30, 2020 and 2019.

Net Sales

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
In thousands	2020	2019	Percent Change	2020	2019	Percent Change
Net sales	$146,160	$220,811	(33.8)%	$346,687	$438,836	(21.0)%

Net sales for the second quarter of 2020 decreased by $74.7 million, or 33.8%, compared to the second quarter of 2019. This decrease was primarily due to lower net parts sales of $53.3 million, or 24.1% of consolidated net sales, in the Thermal Acoustical Solutions segment, driven by temporary plant ramp downs across all of its operations beginning in mid-March as the Company's large OEM customers closed plants of their own due to the COVID-19 pandemic; and a $2.6 million decrease in net tooling sales. The Technical Nonwovens segment reported a decrease in net sales of $17.1 million, or 7.7% of consolidated net sales, driven primarily by global softness in industrial end markets, primarily air filtration. The Performance Materials segment reported a decrease in net sales of $6.6 million, or 3.0% of consolidated net sales, primarily due to decreased sealing and advanced solutions sales of $11.5 million, predominately driven by large OEM customer shutdowns due to the COVID-19 pandemic. This decrease was partially offset by increased sales in its air filtration market, driven by demand for face mask media in response to the COVID-19 pandemic. Foreign currency translation had a negative impact on net sales of $2.0 million, or 0.9% of consolidated net sales, primarily impacting the Technical Nonwovens segment by $1.3 million, the Performance Materials segment by $0.4 million, and the Thermal Acoustical Solutions segments by $0.3 million.

Net sales for the six-month period ended June 30, 2020 decreased by $92.1 million, or 21.0%, compared to the corresponding period in 2019. This decrease was primarily due to lower net parts sales of $60.5 million, or 13.8% of consolidated net sales, in the Thermal Acoustical Solutions segment, driven by temporary plant ramp downs across all of its operations discussed above and lower net tooling sales of $5.9 million. The Technical Nonwovens segment reported a decrease in net sales of $25.3 million, or 5.8% of consolidated net sales, driven primarily by the global softness in industrial end markets, primarily air filtration. The Performance Materials segment reported a decrease in net sales of $6.0 million, or 1.4% of consolidated net sales, primarily due to decreased sealing and advanced solutions sales of $12.8 million, primarily driven by large OEM customer shutdowns due to COVID-19. This decrease was partially offset by increased sales in its air filtration market, driven by significant demand for face mask media in response to the COVID-19 pandemic. Foreign currency translation had a negative impact on net sales of $4.2 million, or 1.0% of consolidated net sales, primarily impacting the Technical Nonwovens segment by $2.1 million, the Thermal Acoustical Solutions segments by $1.1 million, and the Performance Materials segment by $1.0 million.

Cost of Sales

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
In thousands	2020	2019	Percent Change	2020	2019	Percent Change
Cost of sales	$117,742	$175,536	(32.9)%	$279,701	$351,505	(20.4)%

Cost of sales for the second quarter of 2020 decreased by $57.8 million, or 32.9%, compared to the corresponding period in 2019. The decrease was driven by lower net sales across all segments totaling $74.7 million, primarily due to plant ramp downs in the Thermal Acoustical Solutions segment and, to a lesser extent, the Technical Nonwovens segment due to the COVID-19 pandemic. In addition, reduced fixed overhead costs, primarily in the Thermal Acoustical Solutions and Performance Materials segments related to reduction-in-force programs initiated in the fourth quarter of 2019, employee furloughs in the second quarter of 2020, and lower material costs in the Technical Nonwovens and Performance Materials segments, contributed to the lower cost of sales. These decreases to cost of sales were partially offset by unfavorable product mix, primarily in the Thermal Acoustical Solutions segment resulting from lower fibers sales related to the sunsetting of major platforms in the second half of 2019 with select OEM manufacturers. Foreign currency translation decreased cost of sales by $1.6 million, or 0.9%, in the second quarter of 2020 compared to the second quarter of 2019.

Cost of sales for the six-month period ended June 30, 2020 decreased by $71.8 million, or 20.4%, compared to of the corresponding period in 2019. The decrease was driven by the drivers noted above. Foreign currency translation decreased cost of sales by $3.5 million, or 1.0%, in the first six months of 2020 compared to the first six months of 2019.

Gross Profit

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
In thousands	2020	2019	Percent Change	2020	2019	Percent Change
Gross profit	$28,418	$45,275	(37.2)%	$66,986	$87,331	(23.3)%
Gross margin	19.4%	20.5%		19.3%	19.9%

Gross margin for the second quarter of 2020 decreased 110 basis points compared to the second quarter of 2019. The Thermal Acoustical Solutions segment adversely impacted consolidated gross margin by approximately 710 basis points driven by unfavorable product mix on significant volume reduction of higher margin acoustical parts and the sunsetting of certain customer OEM platforms, partially offset by reduced fixed costs, primarily driven by reduction-in-force programs completed during the fourth quarter of 2019 and second quarter of 2020 along with furlough activity during plant ramp downs in response to the pandemic. The Performance Materials segment favorably impacted consolidated gross margin by approximately 430 basis points, primarily due to favorable product mix, driven by higher demand for face mask media in response to the COVID-19 pandemic and increased liquid filtration sales, combined with lower fixed overhead and favorable raw material commodity costs. The Technical Nonwovens segment favorably impacted consolidated gross margin in the second quarter by approximately 180 basis points, primarily driven by an insurance claim settlement of $1.3 million, or 100 basis points of consolidated gross margin, related to an inventory write-off charge for a flood in one of its European facilities in the first quarter of 2020, combined with lower raw material commodity costs.

Gross margin for the for the six-month period ended June 30, 2020 decreased 60 basis points compared to the corresponding period in 2019. The Thermal Acoustical Solutions segment negatively impacted consolidated gross margin by approximately 370 basis points due to the same drivers noted above. The Performance Materials segment favorably impacted consolidated gross margin by approximately 260 basis points and the Technical Nonwovens segment favorably impacted consolidated gross margin by approximately 50 basis points; both segment improvements in gross margin were due to the drivers noted above.

Selling, Product Development and Administrative Expenses

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
In thousands	2020	2019	Percent Change	2020	2019	Percent Change
Selling, product development and administrative expenses	$30,164	$32,096	(6.0)%	$63,191	$65,102	(2.9)%
Percentage of sales	20.6%	14.5%		18.2%	14.8%

Selling, product development and administrative expenses for the second quarter of 2020 decreased $1.9 million, but increased 610 basis points as a percentage of net sales, compared to the second quarter of 2019 due to the significant drop in net sales driven by the COVID-19 pandemic. Decreased selling, product development and administrative expenses were driven by lower travel expenses and salaries of $0.9 million each, lower severance expenses of $0.7 million, decreased consulting expenses of $0.5 million, and lower other general administrative expenses of approximately $1.1 million. These decreases were partially offset by an increase in cash incentive compensation expense of $1.4 million and higher strategic initiatives expenses of $0.8 million.

Selling, product development and administrative expenses for the first six months of 2020 decreased $1.9 million, but increased 340 basis points as a percentage of net sales, compared to the first six months of 2019 due to the significant drop in net sales driven by the COVID-19 pandemic. Lower selling, product development and administrative expenses were driven by lower salaries of $1.7 million, reduced travel and consulting expenses of $1.2 million and $1.0 million, respectively, lower intangibles amortization expense of $0.4 million, and a decrease in other general administrative costs of $1.2 million. These decreases were partially offset by higher strategic initiatives expenses of $1.9 million and increased cash incentive compensation expense of $1.7 million.

Impairment of Goodwill and Other Long-Lived Assets

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
In thousands	2020	2019	Dollar Change	2020	2019	Dollar Change
Impairment of goodwill and other long-lived assets	$—	$—	$—	$61,109	$—	$61,109

As previously reported, the Company recorded a goodwill impairment charge of $48.7 million in the Performance Materials segment during the three-month period ended March 30, 2020. Lower expected demand in automotive and other end markets due to the COVID-19 pandemic resulted in a reduction in sales and cash generation projections as compared to prior projections for the reporting units. As a result of these revised projections and changes in other Company and market-based inputs to the determination of fair value, the carrying value of the Performance Materials reporting unit exceeded its fair value by $48.7 million, resulting in the impairment charge.

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

Employee Benefit Plans Settlement Expenses

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
In thousands	2020	2019	Dollar Change	2020	2019	Dollar Change
Employee benefit plans settlement expenses	$—	$25,515	$(25,515)	$385	$25,515	$(25,130)

In the first quarter of 2020, the Company settled the pension obligation of the Interface Sealing Solutions, Inc. Pension Plan through lump sum distributions to participants or by irrevocably transferring pension liabilities to an insurance company through the purchase of a group annuity contract. The settlement, funded with pension plan assets, resulted in a non-cash settlement expense of $0.4 million in the first quarter of 2020 related to the recognition of accumulated deferred actuarial losses.

During the three-month period ended June 30, 2019, the Company settled the pension obligation of the U.S. Lydall Pension Plan through lump sum distributions to participants or by irrevocably transferring pension liabilities to two insurance companies through the purchase of group annuity contracts. The settlement, funded with Pension Plan assets, resulted in a non-cash settlement expense of $25.5 million in the second quarter of 2019 related to the recognition of accumulated deferred actuarial losses.

Interest Expense

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
In thousands	2020	2019	Percent Change	2020	2019	Percent Change
Interest expense	$4,476	$3,731	20.0%	$7,333	$7,359	(0.4)%
Weighted average interest rate	5.2%	4.4%		4.8%	4.3%

The increase in interest expense for the three-month period ended June 30, 2020 compared to the corresponding period in 2019 was due to higher interest rates and the write-off of debt issuance costs related to the amendment of the Company's Facility in the second quarter of 2020, partially offset by reduction to interest expense due to the favorable interest rate differential between the U.S. dollar and Euro related to the net investment hedge the company entered into in the fourth quarter of 2019.

Interest expense for the six-month period ended June 30, 2020 was essentially flat compared to the corresponding period in 2019 as higher interest rates and the write-off of debt issuances costs was offset by lower average borrowings and a reduction to interest expense due to the favorable interest rate differential between the U.S. dollar and Euro related to the net investment hedge the company entered into in the fourth quarter of 2019.

Other (Income) Expense, net

	For the Three Months Ended June 30,			For the Six Months Ended June 30,
In thousands	2020	2019	Dollar Change	2020	2019	Dollar Change
Other expense (income), net	$248	$(873)	$1,121	$(170)	$(474)	$304
Other expense (income), net, decreased for the three and six month period ended June 30, 2020 compared to the corresponding period in 2019 primarily resulting from the absence of the $1.5 million gain on the sale of a business that occurred in the second quarter of 2019 and lower foreign currency losses recognized on the revaluation of cash, trade payables and receivables and intercompany loans denominated in currencies other than the functional currencies of the Company's subsidiaries.

Income Taxes

For the three-month period ended June 30, 2020, the Company's effective tax rate was 9.2% compared to an effective tax rate of 54.0% for the three-month period ended June 30, 2019. For the three months ended June 30, 2020, the rate was negatively impacted by valuation allowance activity of $0.5 million and a foreign withholding tax liability of $0.4 million, resulting in a lower effective tax rate when in a pre-tax loss position. For the three-month period ended June 30, 2019, the Company had a pre-tax loss primarily resulting from a pension plan settlement of $25.5 million, resulting in a $10.5 million tax benefit. Excluding the tax benefit of the pension plan settlement, the Company's effective tax rate for the three months ended June 30, 2019 was 22.7%. This was negatively impacted by valuation allowance activity of $0.9 million, partially offset by the Company's geographical mix of earnings.

For the six-month period ended June 30, 2020, the Company's effective tax rate was 4.0% compared to an effective tax rate of 69.7% for the six-month period ended June 30, 2019. For the six months ended June 30, 2020, the Company had a pre-tax loss primarily resulting from impairment charges of $61.1 million. The impairment charges significantly impacted the Company's effective tax rate because $48.7 million of the impairment charges related to non-deductible goodwill, resulting in a low effective tax rate for the six months ended June 30, 2020 when in a pre-tax loss position. Additionally, the effective rate was negatively impacted by valuation allowance activity of $0.7 million. For the six-month period ended June 30, 2019, the Company had a pre-tax loss primarily resulting from a pension plan settlement of $25.5 million, resulting in a $10.5 million tax benefit. Excluding the tax benefit of the pension plan settlement, the Company's effective tax rate for the six months ended June 30, 2019 was 22.5%. This was negatively impacted by valuation allowance activity of $1.2 million, partially offset by the Company's geographical mix of earnings.

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

On July 20, 2020, the U.S. Treasury Department and IRS released T.D. 9902 final regulations for publication in the Federal Register related to the global intangible low-taxed income (“GILTI”) high-tax exception. The final regulations largely adopt the framework of the 2019 proposed regulations, with certain key departures. The most significant departures are that an election to apply the GILTI high-tax exception may be made annually instead of once every five years, and that the calculation is made with respect to each “tested unit” of a controlled foreign corporation, rather than on a qualified business unit by qualified business unit basis. The company is evaluating the final regulations and is assessing potential impacts of these changes to the Company’s financial statements.

Segment Results

The following tables present net sales for the primary product and service categories within each operating segment and operating income by segment for the three-month and six-month periods ended June 30, 2020 and June 30, 2019, respectively.

Net sales and operating income by segment:

	For the Three Months Ended June 30,
In thousands	2020	2019	Dollar Change
Performance Materials Segment:
Filtration	$29,636	$24,732	$4,904
Sealing and Advanced Solutions	28,837	40,370	(11,533)
Performance Materials Segment net sales	58,473	65,102	(6,629)

Technical Nonwovens Segment (1):
Industrial Filtration	29,413	38,706	(9,293)
Advanced Materials (2)	22,594	30,372	(7,778)
Technical Nonwovens Segment net sales	52,007	69,078	(17,071)

Thermal Acoustical Solutions Segment:
Parts	32,448	85,705	(53,257)
Tooling	5,000	7,567	(2,567)
Thermal Acoustical Solutions Segment net sales	37,448	93,272	(55,824)

Eliminations and Other (2)	(1,768)	(6,641)	4,873
Consolidated Net Sales	$146,160	$220,811	$(74,651)

	For the Three Months Ended June 30,
	2020		2019
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials (3)	$5,443	9.3%	$3,303	5.1%	$2,140
Technical Nonwovens (1),(2),(4)	6,684	12.9%	7,844	11.4%	(1,160)
Thermal Acoustical Solutions	(6,285)	(16.8)%	7,357	7.9%	(13,642)
Corporate Office Expenses	(7,588)		(5,325)		(2,263)
Consolidated Operating Income	$(1,746)	(1.2)%	$13,179	6.0%	$(14,925)

	For the Six Months Ended June 30,
In thousands	2020	2019	Dollar Change
Performance Materials Segment:
Filtration	$55,523	$48,666	$6,857
Sealing and Advanced Solutions	68,170	81,016	(12,846)
Performance Materials Segment net sales	123,693	129,682	(5,989)

Technical Nonwovens Segment (1):
Industrial Filtration	60,782	81,070	(20,288)
Advanced Materials (2)	48,628	53,614	(4,986)
Technical Nonwovens Segment net sales	109,410	134,684	(25,274)

Thermal Acoustical Solutions Segment:
Parts	109,769	170,281	(60,512)
Tooling	11,440	17,304	(5,864)
Thermal Acoustical Solutions Segment net sales	121,209	187,585	(66,376)

Eliminations and Other (2)	(7,625)	(13,115)	5,490
Consolidated Net Sales	$346,687	$438,836	$(92,149)

	For the Six Months Ended June 30,
	2020		2019
In thousands	Operating Income	Operating Margin %	Operating Income	Operating Margin %	Dollar Change
Performance Materials (3)	$(51,498)	(41.6)%	$4,762	3.7%	$(56,260)
Technical Nonwovens (1),(2),(4)	10,497	9.6%	12,578	9.3%	(2,081)
Thermal Acoustical Solutions	(657)	(0.5)%	16,848	9.0%	(17,505)
Corporate Office Expenses	(15,656)		(11,959)		(3,697)
Consolidated Operating Income	$(57,314)	(16.5)%	$22,229	5.1%	$(79,543)

(1)The Technical Nonwovens segment includes the results of Geosol through the date of disposition of May 9, 2019.
(2)Included in the Technical Nonwovens segment and Eliminations and Other is $1.4 million and $4.6 million in intercompany sales to the Thermal Acoustical Solutions segment for the three-month periods ended June 30, 2020 and 2019, respectively, and $6.4 million and $9.3 million in intercompany sales to the Thermal Acoustical Solutions segment for the six months ended June 30, 2020 and 2019.
(3)Included in the Performance Materials segment is $61.1 million of impairment charges related to goodwill and other long-lived assets for the six months ended June 30, 2020, $4.0 million and $4.1 million of intangible assets amortization for the three-month periods ended June 30, 2020 and 2019 and $7.9 million and $8.1 million of intangible assets amortization for the six-month periods ended June 30, 2020 and 2019.
(4)Included in the Technical Nonwovens segment is $1.2 million and $1.3 million of intangible assets amortization for the three-month periods ended June 30, 2020 and 2019, respectively, and $2.3 million and $2.6 million of intangible assets amortization for the six-month periods ended June 30, 2020 and 2019.

Performance Materials

Segment net sales decreased $6.6 million in the second quarter of 2020 compared to the second quarter of 2019. The decrease was primarily due to decreased sealing and advanced solutions net sales of $11.5 million as these products partially serve the automotive industry and were impacted by lower demand due to automotive customer shutdowns in the second quarter of 2020 related to COVID-19. This decrease was partially offset by increased net sales in filtration of $4.9 million as demand in the air filtration market for face mask media in response to the COVID-19 pandemic grew. Foreign currency translation had a negative impact on segment net sales of $0.4 million, or 0.6%, in the second quarter of 2020 compared to the second quarter of 2019.

The Performance Materials segment reported operating income of $5.4 million in the second quarter of 2020, compared to operating income of $3.3 million in the second quarter of 2019. The increase in operating income of $2.1 million, or 420 basis points, was primarily due to improved gross margin of 370 basis points and, to a lesser extent, lower selling, product development and general administrative expenses of 50 basis points as a percentage of segment net sales. Improved gross margin was primarily driven by favorable product mix related to increased face mask media demand, reduced fixed overhead costs from savings driven by the fourth quarter 2019 reduction-in-force program, and lower raw material commodity costs in the second quarter of 2020 compared to the corresponding 2019 period. Selling, product development and general administrative expenses decreased by $1.8 million, primarily driven by lower travel expenses of $0.4 million, the absence of a $0.4 million bad debt write-off in the second quarter of 2019, lower salaries and consulting expense of $0.3 million each. and reduced other general administrative costs of $1.2 million. These decreases were partially offset by increased accrued cash incentive compensation of $0.8 million in the second quarter of 2020 compared to the corresponding period in 2019.

Segment net sales decreased $6.0 million for the six-month period ended June 30, 2020 compared to the corresponding period in 2019. The decrease was driven by the drivers noted above. Foreign currency translation had a negative impact on segment net sales of $1.0 million, or 0.8%, in the first six months of 2020 compared to the first six months of 2019.

The Performance Materials segment reported an operating loss of ($51.5) million for the six-month period ended June 30, 2020, compared to operating income of $4.8 million for the corresponding 2019 period. The change in operating income of $56.3 million was primarily driven by goodwill and other long-lived asset impairment charges of $61.1 million in the first quarter of 2020. The impairment charges were partially offset by higher gross margin of 300 basis points, primarily due to favorable product mix driven by increased demand for face mask media, combined with reduced fixed overhead and labor costs from savings driven by the fourth quarter 2019 reduction-in-force program and lower material commodity and production costs in the first six months of 2020 compared to the corresponding 2019 period. After excluding the impairment charges, selling, product development and general administrative expenses were favorable by 110 basis points as a percentage of segment net sales for the six-month period ended June 30, 2020, compared to the corresponding 2019 period, primarily driven by decreased consulting, salaries and travel expenses, partially offset by increased accrued cash incentive compensation.

Technical Nonwovens

Segment net sales decreased $17.1 million, or 24.7%, in the second quarter of 2020 compared to the second quarter of 2020. Foreign currency translation had a negative impact on segment net sales of $1.3 million, or 1.9%, in the second quarter of 2020 compared to the second quarter of 2019. Industrial filtration net sales decreased $9.3 million, or 24.0%, driven by soft industrial end markets, primarily air filtration, across all regions as a result of COVID-19, coupled with the negative impact of foreign currency. Advanced materials net sales decreased $7.8 million, or 25.6%, driven primarily by $3.2 million less in sales of automotive rolled-good material for use in the Thermal Acoustical Solutions segment manufacturing process due to the plant ramp downs in the second quarter of 2020 caused by COVID-19 and decreased geosynthetic product demand in Canada in the second quarter of 2020 compared to the second quarter of 2019.

The Technical Nonwovens segment reported operating income of $6.7 million, or 12.9% of net sales, in the second quarter of 2020, compared to $7.8 million, or 11.4% of net sales, in the second quarter of 2019. The decrease in operating income of $1.2 million was driven by the significant top-line reduction, yet operating margin improved 150 basis points as a result of improved gross margin of 230 basis points, partially offset by higher selling, product development and general administrative expenses of 90 basis points as a percentage of segment net sales. Gross margin improvement was primarily driven by an insurance claim settlement of $1.3 million, or 260 basis points coupled with lower material commodity and productivity costs, partially offset by unfavorable labor and variable overhead absorption on reduced volume. The increase in selling, product development and general administrative expenses as a percentage of net sales was primarily due to the $17.1 million reduction in sales, while expenses actually decreased $1.2 million, primarily driven by lower salaries of $0.4 million, decreased travel expenses of $0.3 million and reduced other general administrative costs of $0.5 million in the second quarter of 2020 compared to the second quarter of 2019.

Segment net sales decreased $25.3 million, or 18.8%, in the first six months of 2020 compared to the first six months of 2020. Foreign currency translation had a negative impact on segment net sales of $2.1 million, or 1.6%, in the first six months of 2020 compared to the first six months of 2019. Industrial filtration net sales decreased $20.3 million, or 25.0%, driven by soft global industrial end markets across all regions as a result of COVID-19, coupled with the negative impact of foreign currency. Advanced materials net sales decreased $5.0 million, or 9.3%, driven by $2.9 million less in sales of automotive rolled-good material due to the plant ramp downs in the second quarter of 2020 caused by COVID-19.

The Technical Nonwovens segment reported operating income of $10.5 million, or 9.6% of net sales, in the first six months of 2020, compared to $12.6 million, or 9.3% of net sales, in the first six months of 2019. The decrease in operating income of $2.1 million was driven by the significant top-line reduction due to COVID-19, yet operating margin improved 30 basis points as a result of improved gross margin of 100 basis points, partially offset by higher selling, product development and general administrative expenses of 70 basis points as a percentage of segment net sales. Gross margin improvement was primarily driven by lower raw material commodity costs and favorable product mix in North America related to personal protective equipment, partially offset by unfavorable labor and variable overhead absorption on reduced volume. The increase in selling, product development and general administrative expenses as a percentage of net sales was primarily due to the $25.3 million reduction in sales, while expenses actually decreased $1.8 million, primarily driven by lower salaries of $0.9 million, decreased travel expenses of $0.4 million and reduced other general administrative costs of $0.5 million in the first six months of 2020 compared to the first six months of 2019.

Thermal Acoustical Solutions

Segment net sales decreased $55.8 million, or 59.9%, in the second quarter of 2020 compared to the second quarter of 2019. This decrease was primarily due to lower net parts sales of $53.3 million, driven by temporary plant ramp downs across all of its operations beginning in mid-March as the Company's large OEM customers closed plants of their own due to the COVID-19 pandemic. The Company's Thermal Acoustical Solutions plants began ramping up production in May through the end of June, with the exception of plants in China, which resumed operations in April. Additionally, net tooling sales decreased $2.6 million in the second quarter of 2020 compared to the corresponding 2019 period. Foreign currency translation had a negative impact on segment net sales of $0.3 million, or 0.3%, in the second quarter of 2020 compared to the second quarter of 2019.

The Thermal Acoustical Solutions segment reported an operating loss of ($6.3) million in the second quarter of 2020, compared to operating income of $7.4 million, or 7.9% of net sales, in the second quarter of 2019. The decrease in operating income of $13.6 million was primarily due to the degradation of gross margin driven by the significant reduction in segment net sales due to the COVID-19 pandemic. Additionally, unfavorable product mix on significant volume reduction of higher margin acoustical parts related to the COVID-19 pandemic and the sunsetting of certain customer OEM platforms coupled with unfavorable labor absorption drove further degradation of gross margin. These decreases to operating income were partially offset by reduced fixed costs, primarily driven by reduction-in-force programs completed during the fourth quarter of 2019 and second quarter of 2020 along with furlough activity during plant ramp downs in response to the pandemic. Selling, product development and administrative expenses decreased $1.2 million, primarily driven by reduced severance expenses of $0.7 million and lower salaries of $0.3 million, but increased 610 basis points as a percentage of net sales due to the significant volume reduction in the second quarter of 2020 compared to the corresponding 2019 period.

Segment net sales decreased $66.4 million, or 35.4%, for the six-month period ended June 30, 2020 compared to the corresponding 2019 period. This decrease was primarily due to lower net parts sales of $60.5 million, driven by temporary plant ramp downs across all of its operations beginning in mid-March as the Company's large OEM customers closed plants of their own due to the COVID-19 pandemic. Additionally, net tooling sales decreased $5.9 million compared to the corresponding 2019 period. Foreign currency translation had a negative impact on segment net sales of $1.1 million, or 0.6%, for the six months ended June 30, 2020 compared to the same 2019 period.

The Thermal Acoustical Solutions segment reported an operating loss of ($0.7) million for the six-month period ended June 30, 2020 compared to operating income of $16.8 million, or 9.0% of net sales, for the corresponding 2019 period. The decrease in operating income of $17.5 million was primarily due to the degradation of gross margin driven by the significant reduction in segment net sales due to the COVID-19 pandemic caused by the same drivers noted above. Selling, product development and administrative expenses decreased $1.3 million, primarily driven by reduced severance expenses of $0.7 million and lower salaries of $0.5 million, but increased 210 basis points as a percentage of net sales due to the significant volume reduction for the six-month period ended June 30, 2020 compared to the corresponding 2019 period.

Corporate Office Expenses

Corporate office expenses for the three-month period ended June 30, 2020 were $7.6 million, compared to $5.3 million in the corresponding period in 2019. The increase of $2.3 million was primarily due to increased corporate strategic initiatives expenses of $0.8 million, higher accrued cash incentive compensation of $0.5 million, increased stock compensation expense of $0.4 million and increased other general administrative expenses of $0.6 million in the second quarter of 2020 compared to the second quarter of 2019.

Corporate office expenses for the six-month period ended June 30, 2020 were $15.7 million, compared to $12.0 million in the corresponding period in 2019. The increase of $3.7 million was primarily due to increased corporate strategic initiatives expenses of $1.9 million, higher accrued cash incentive compensation of $0.9 million, increased stock compensation expense of $0.4 million and increased other general administrative expenses of $0.5 million in the first six months of 2020 compared to the first six months of 2019.

Liquidity and Capital Resources

The Company assesses its liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. The principal source of liquidity is operating cash flows and borrowings under the Credit Facility. In addition to operating cash flows, other significant factors that affect the overall management of liquidity include capital expenditures, investments in businesses, strategic transactions, income tax payments, debt service payments, outcomes of contingencies, foreign currency exchange rates and employee benefit plan funding. The Company manages worldwide cash requirements by considering available funds among domestic and foreign subsidiaries. The Company expects to finance its 2020 operating activities and capital spending requirements from existing cash balances, cash provided by operating activities and through borrowings under the Credit Facility, as needed.

In December 2019, the Company entered into two arrangements with a banking institution to sell trade accounts receivable balances for select customers. For the six-month period ended June 30, 2020 and December 31, 2019, the Company sold $43.0 million in trade receivables balances. See “Transfer of Financial Assets” in Note 1, “Basis of Financial Statement Presentation” for additional information.

In June 2020, the Company reached an agreement with the U.S. Government that provides funding to cover a portion of the cost to install two new production lines for the production of meltblown material for N95 respirator, surgical and medical masks and for other technical resources. The Company will receive monthly payments in accordance with the agreement to fund up to $13.5 million.

At June 30, 2020, the Company held $92.5 million in cash and cash equivalents, including $49.7 million in the U.S. with the remaining held by foreign subsidiaries and $286.0 million of borrowings outstanding and standby letters of credit outstanding of $1.6 million.

The Company’s continued access to sources of liquidity depends on multiple factors, including global economic conditions, the COVID-19 pandemic’s effects on its customers and their production rates, the condition of global financial markets, the availability of sufficient amounts of financing, its operating performance and its credit ratings. The Company borrowed $20 million under the revolver portion of its Facility during the first quarter of 2020, in order to increase its cash position and preserve financial flexibility in light of the impact of the COVID-19 outbreak on its results of operations and liquidity. The Company is taking further actions to improve its liquidity, including capital expenditure and operating expense reductions and increased management and oversight of its working capital.

Interest rates on amounts outstanding under the Credit Agreement are variable based on LIBOR. The LIBOR benchmark has been the subject of national, international, and other regulatory guidance and proposals for reform. In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR after 2021. These reforms may cause LIBOR to perform differently than in the past, and LIBOR may ultimately cease to exist after 2021. Alternative benchmark rate(s) may replace LIBOR and could affect the Company's debt securities, derivative instruments, receivables, debt payments and receipts. At this time, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact our contracts which terminate after 2021. There is uncertainty about how applicable law, the courts or the Company will address the replacement of LIBOR with alternative rates on variable rate retail loan contracts and other contracts that do not include alternative rate fallback provisions. In addition, any changes to benchmark rates may have an uncertain impact on our cost of funds and our access to the capital markets, which could impact our liquidity, financial position or results of operations.

The Company continues to assess strategic initiatives that could result in costs being incurred in future quarters related to restructuring activities.

Financing Arrangements

2020 Amendment to the 2018 Credit Agreement

On August 31, 2018, the Company amended and restated its $175 million senior secured revolving credit agreement ("2018 Credit Agreement") which increased the available borrowing from $175 million to $450 million, added three additional lenders and extended the maturity date from July 7, 2021 to August 31, 2023. On May 11, 2020, the Company amended its 2018 Credit Agreement ("2020 Amendment") which, among other changes, modified certain financial covenants contained in the 2018 Credit Agreement, decreased the term loan facility from $200 million to $144 million and reduced the revolving credit facility from $250 million to $170 million. See Note 6, “Long-term Debt and Financing Arrangements” for additional information.

The Company has an interest rate swap in place to convert a portion of the Company's borrowings from a variable rate to a fixed rate. See Note 7, "Derivatives" for additional information.

Discussion and Analysis of Cash Flows

Operating Cash Flows

Net cash provided by operating activities for the six-month period ended June 30, 2020 was $40.4 million compared with $36.2 million in the corresponding period in 2019. In the first six months of 2020, net loss and non-cash adjustments were $19.9 million compared to $34.1 million in the first six months of 2019. Since December 31, 2019, net operating assets and liabilities decreased by $20.5 million, compared to $2.1 million from December 31, 2018. The decrease since December 31, 2019 was primarily due to an increase of $8.3 million in accounts payable and $5.8 million in accrued taxes. The increase in accounts payable was primarily driven by the timing of vendor payments, including capital expenditures within all segments of the Company. The increase in accrued taxes was primarily due to the timing of U.S. income tax payables within the first six months of 2020.

Investing Cash Flows

In the six-month periods ended June 30, 2020 and 2019, net cash used for investing activities consisted of capital expenditures of $15.5 and $20.3 million, respectively. In the first six months of 2020 net cash used for investing activities was partially offset by $3.4 million in cash inflows for collections of finance receivables under the Company’s receivable financing arrangements. In the first six months of 2019, net cash used for investing activities included cash proceeds of $1.4 million from a final purchase price adjustment for the Interface acquisition less cash outflows of $0.5 million to fund an acquisition. The Company also received proceeds of $2.3 million from the divestiture of the Geosol business during the second quarter of 2019.

Financing Cash Flows

In the six-month period ended June 30, 2020, net cash provided by financing activities was $13.5 million compared to net cash used for financing activities of $25.2 million in the corresponding period in 2019. The Company made debt repayments of $7.0 million and $25.2 million in the first six months of 2020 and 2019, respectively. In the first six months of 2020, the Company borrowed $20.0 million from its Amended Credit Facility as a precautionary measure in light of the uncertainty caused by COVID-19.

Critical Accounting Estimates

The preparation of the Company’s consolidated financial statements in accordance with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Note 1, "Significant Accounting Policies" of the “Notes to Consolidated Financial Statements” and Critical Accounting Estimates in Item 7 of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and the “Notes to Condensed Consolidated Financial Statements” of this report describe the significant accounting policies and critical accounting estimates used in the preparation of the consolidated financial statements. The Company’s management is required to make judgments and estimates about the effect of matters that are inherently uncertain. Actual results could differ from management’s estimates.

During the three-month period ended March 31, 2020, the Company recorded a goodwill impairment charge of $48.7 million, and a long-lived asset impairment charge of $12.4 million, both in the Performance Materials reporting unit. See Note 5, "Impairments of Goodwill and Other Long-Lived Assets", to the “Notes to Condensed Consolidated Financial Statements” of this report for additional discussion of the facts and circumstances surrounding and critical estimates made regarding the impairment charges. The Company continues to monitor the recoverability of the long-lived assets within the Thermal Acoustical Solutions segment taking into consideration on-going financial results and automotive market conditions.

There have been no other significant changes in the Company’s critical accounting estimates during the six-month period ended June 30, 2020.

Item 3.	Quantitative and Qualitative Disclosures about Market Risk

The Company’s limited market risk exposures relate to changes in foreign currency exchange rates and interest rates.

Foreign Currency Risk

The Company has operations in France, Germany, China, the United Kingdom, Canada, India and the Netherlands, in addition to the United States. As a result of this, the Company’s financial results are affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets where the Company manufactures and distributes its products. The Company’s currency exposure is to the U.S. dollar, the Euro, the Chinese Yuan, the British Pound Sterling, the Canadian Dollar, the Japanese Yen, the Indian Rupee and the Hong Kong Dollar. The Company’s foreign and domestic operations attempt to limit foreign currency exchange transaction risk by completing transactions in local functional currencies, whenever practicable. The Company may periodically enter into foreign currency forward exchange contracts to mitigate exposure to foreign currency volatility. In addition, the Company utilizes bank loans and other debt instruments throughout its operations. To mitigate foreign currency risk, such debt is denominated primarily in the functional currency of the operation maintaining the debt.

The Company also has exposure to fluctuations in currency risk on intercompany loans that the Company makes to certain of its subsidiaries. The Company may periodically enter into foreign currency forward contracts which are intended to offset the impact of foreign currency movements on the underlying intercompany loan obligations.

Interest Rate Risk

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impact interest paid on its debt. The Company has borrowings outstanding of $286.0 million from its Amended Credit Facility at June 30, 2020, with variable rates of interest based generally on LIBOR. Increases in interest rates could therefore significantly increase the associated interest payments that the Company is required to make on this debt. From time to time, the Company may enter into interest rate swaps or other hedging agreements to manage interest rate risk.

In November 2018, the Company entered into a five year interest rate swap agreement with a bank which converts the interest on a notional $139.0 million of the Company's one-month LIBOR-based borrowings under its 2018 Credit Agreement from a variable rate, plus the borrowing spread, to a fixed rate of 3.09% plus the borrowing spread. The notional amount reduces quarterly by fluctuating amounts through August 2023. In April 2017, the Company entered into a three-year interest rate swap agreement with a bank which converts the interest on a notional $60.0 million of the Company's borrowings from a variable rate, plus the borrowing spread, to a fixed rate of 1.58% plus the borrowing spread. The notional amount reduced quarterly by $5.0 million through March 31, 2020 and is now settled. Effectiveness of the remaining derivative agreement was assessed quarterly, or more frequently, if necessary, by ensuring that the critical terms of the swap continues to match the critical terms of the hedged debt in order to report gains or losses on the derivative instrument in other comprehensive income.

On May 11, 2020, the Company amended its 2018 Credit Agreement, see Note 6, "Long-term Debt and Financing Arrangements". The amendment included, among other modifications, the establishment of a floor on the base and Eurocurrency rate of 1%. As a result, the Company performed an assessment of the effectiveness of the interest rate swap agreement to determine if the critical terms of the interest rate swap agreement continues to match the critical terms of the debt. The Company concluded the interest rate swap agreement is no longer effective. See Note 7. "Derivatives" for more information.

The Company has assessed its exposure to changes in interest rates by analyzing the sensitivity to the Company's earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on the variable portion of the $286.0 million outstanding borrowings as of June 30, 2020, the Company’s net income would decrease by an estimated $1.3 million over a twelve-month period.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer (the “CEO”) and the Executive Vice President and Chief Financial Officer (the "CFO"), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the

Securities Exchange Act of 1934, as amended (the “Exchange Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"), and that such information is accumulated and communicated to management of the Company, with the participation of its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2020 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the three-month period ended June 30, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company has not experienced any material impact to its internal control over financial reporting during the COVID-19 pandemic. Most of the Company’s corporate and non-production employees worked remotely during the period in which these financial statements were prepared due to the impact of COVID-19. The Company enhanced its oversight and monitoring during the financial close and reporting process, including higher awareness and monitoring of cybersecurity threats. Other than enhancing its oversight and monitoring processes, the Company did not alter or compromise its disclosure controls and procedures. The Company continues to monitor and assess the need to modify or enhance its disclosure controls to ensure disclosure controls and procedures continue to be effective.

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

In December 2018, the New York State Department of Environmental Conservation (“NYDEC”) informed the Company that the newly acquired Interface site located at Hoosick Falls, NY will be the subject of an investigation in to the possibility of it being an inactive hazardous disposable waste site.  The letter specifically references PFAS that have been detected in a nearby water supply, soil and/or surface water.  Notably, the PFAS contamination has been identified in the Hoosick Falls area for some time and other large manufacturers in the area have previously been identified as a source.  The NYDEC approved a site characterization plan in December 2019. The Company recorded expense of $0.3 million in the fourth quarter of 2019 as a result of the site characterization plan preparation and site characterization activities, which will continue when the COVID-19 crisis abates to a point where the site investigation can safely proceed. The Company does not know the scope or extent of its future obligations, if any, that may arise from the site investigation and therefore is unable to estimate the cost of any corrective action. Accordingly, the Company cannot assure that the costs of any future corrective at this location would not have a material effect on the Company's financial condition, results of operations or cash flows.

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

See Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as updated by Part II, Item 1, Legal Proceedings, of this Report and by the new risk factors added below. The COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks the Company normally faces in operating our business, including those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and the risk factor disclosure in the Form 10-K is qualified by the information relating to COVID-19 that is described in this report, including the risk factors set forth below. The risks described in this report and in the Annual Report on Form 10-K, and the “Cautionary Note Concerning Forward-Looking Statements” in this report, are not the only risks faced by the Company. Additional risks and uncertainties not currently known or that are currently judged to be immaterial may also materially affect the Company’s business, financial position, results of operations or cash flows.

The Company’s financial condition and results of operations have been, and are expected to continue to be, adversely affected by the recent COVID-19 pandemic.

The global outbreak of COVID-19 has caused a material adverse effect on the level of economic activity around the world, including in all markets served by the Company. In response to this outbreak, the governments of many countries, states, cities and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations. The Company has implemented numerous measures attempting to manage and mitigate the effects of the virus. While the Company has implemented programs to mitigate the impact of these measures on its results of operations, there can be no assurance that these programs will be successful. The Company cannot predict the degree to, or the time period over, which its sales and operations will be affected by this outbreak and preventative measures, and the effects could be material.

The COVID-19 pandemic poses the risk that we or the Company’s affiliates, employees, suppliers, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, social distancing protocols, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be requested or mandated by governmental authorities. For example, the Company experienced a temporary reduction of its manufacturing and operating capacity in China as a result of government-mandated actions to control the spread of COVID-19. Additionally, beginning in March 2020, the Company experienced the ramp down of its automotive manufacturing facilities in the Americas and European regions coinciding with the shutdown of its major automotive customer facilities in these regions. While many of the Company’s other facilities have been designated by its customers as essential business in jurisdictions in which facility closures have been mandated, the Company can give no assurance that this will not change in the future or that its businesses will continue to be classified as essential in each of the jurisdictions in which it operates.

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

The Company’s continued access to sources of liquidity and ability to comply with its financial covenants depends on multiple factors, including global economic conditions, the COVID-19 pandemic’s effects on its customers and their production rates, the condition of global financial markets, the availability of sufficient amounts of financing, its operating performance and its credit worthiness. The Company relies on the credit markets to provide it with liquidity to operate and grow its businesses beyond the liquidity that operating cash flows provide. In March 2020, the Company drew down an incremental $20.0 million under its 2018 Credit Agreement to provide liquidity as it addresses critical issues that may arise. In addition, on May 11, 2020, the Company amended its 2018 Credit Agreement, which, among other changes, decreased available from $450 million to $314 million and modified financial covenants, at least one of which the Company expected to fail under the 2018 Credit Agreement as early as the second quarter of 2020. As a result of the impacts of the COVID-19 pandemic, the Company's access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, its prospects and its credit ratings. The Company believes that its liquidity resources, including the Facility, are sufficient to meet its working capital needs and other cash requirements. The Company was in compliance with the modified financial covenants as of and for the three month period ended June 30, 2020, and management does not anticipate noncompliance in the foreseeable future.

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

Increased cybersecurity vulnerabilities and threats and more sophisticated and targeted computer crime pose a risk to the Company’s systems, networks, and data.

Increased global cybersecurity vulnerabilities and threats and more sophisticated and targeted cyber-related attacks pose an ongoing risk to the security of the Company’s systems and networks and the confidentiality, availability and integrity of the Company’s data. While the Company has not to date suffered a material loss from cyber incidents, from time to time, the Company experiences attacks on its systems and networks, including attacks that introduce malicious software into our systems and networks, or gain access to and manipulate information in order to perpetrate a fraud on the Company or customers. Cyber threats are constantly evolving, thereby increasing the efforts and controls required to prevent, detect and successfully defend against them. While the Company attempts to mitigate these risks by employing a number of measures, including employee training, monitoring and testing, and maintenance of protective systems and contingency plans, the Company remains vulnerable to additional known or unknown threats. Moreover, as a result of the COVID-19 pandemic, a greater number of our employees are working remotely, which further increases the Company's vulnerability to the cyber risks. The Company's systems and networks contain sensitive, confidential or personal data or information in certain of the Company’s businesses that is subject to foreign, federal, state and local privacy and security laws, regulations and customer-imposed controls.

Despite efforts made by the Company to protect sensitive, confidential or personal data or information, the Company remains vulnerable to security breaches, ransomware, theft, misplaced or lost data, programming errors, employee errors and/or malfeasance and the compromising or loss of sensitive, confidential or personal data or information could adversely impact the Company's results of operations and cash flows. Although the Company carries cybersecurity insurance, in the event of a cyber incident, that insurance may not be extensive enough or adequate in scope of coverage or amount to cover damages the Company may incur. In addition, a cyber-related attack could result in other negative consequences, including loss of information, damage to the Company’s reputation or competitiveness, remediation or increased protection costs, litigation or regulatory action.

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

During the three-month period ended June 30, 2020, the Company did not repurchase any shares of its common stock.

Item 6.	Exhibits

Exhibit Number	Description

10.1
Third Amendment to Second Amended and Restated Credit Agreement, dated May 11, 2020, by and among Lydall, Inc., as borrower, the Guarantors named therein, and Bank of America, N.A., as Agent for the Lenders, filed as Exhibit 10.1 to the registrant's Form 10-Q dated May 11, 2020, and incorporated herein by this reference.

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

LYDALL, INC.

July 28, 2020	By:	/s/ Randall B. Gonzales
Randall B. Gonzales Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)