Form 10-Q
period 2020-09-30
LYDALL INC /DE/
filed 2020-10-27
CIK 60977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total Shares outstanding October 15, 2020	17,733,429

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
•Outlook for the fourth quarter and full year 2020;
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

All forward-looking statements are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements made in this Quarterly Report on Form 10-Q, as well as in press releases and other statements made from time to time by the Company’s authorized officers. Such risks and uncertainties include, among others, the duration, severity, and impact of COVID-19 or other new pandemics and the measures taken in response thereto, in particular the impact the virus has on the Company's operations and ability to meet customer demands; worldwide economic cycles and political changes and uncertainties that affect the markets which the Company’s businesses serve, which could have an effect on demand for the Company’s products and impact the Company’s profitability; challenges encountered by the Company in the execution of restructuring programs; disruptions in the global credit and financial markets, including diminished liquidity and credit availability; changes in international trade agreements and policies, including tariff regulation and trade restrictions; swings in consumer confidence and spending; unstable economic growth; volatility in foreign currency exchange rates; raw material pricing and supply issues; fluctuations in unemployment rates; retention of key employees; increases in fuel prices; and outcomes of legal proceedings, claims and investigations, as well as other risks and uncertainties identified in Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q, and Part I, Item 1A - Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2019. The Company does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In Thousands Except Per Share Amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Net sales	$207,085	$205,274	$553,772	$644,110
Cost of sales	169,155	168,918	448,856	520,423
Gross profit	37,930	36,356	104,916	123,687
Selling, product development and administrative expenses	32,227	28,909	95,418	94,011
Impairment of goodwill and other long-lived assets	—	—	61,109	—
Restructuring expenses	14,984	—	14,984	—
Operating (loss) income	(9,281)	7,447	(66,595)	29,676
Employee benefit plans settlement expenses	—	186	385	25,701
Interest expense	4,537	3,666	11,870	11,025
Other expense (income), net	276	(885)	106	(1,359)
(Loss) income before income taxes	(14,094)	4,480	(78,956)	(5,691)
Income tax (benefit) expense	(2,334)	1,574	(4,944)	(5,519)
Income from equity method investment	(50)	(98)	(24)	(120)
Net (loss) income	$(11,710)	$3,004	$(73,988)	$(52)
(Loss) earnings per share:
Basic	$(0.67)	$0.17	$(4.26)	$0.00
Diluted	$(0.67)	$0.17	$(4.26)	$0.00
Weighted average number of common shares outstanding:
Basic	17,384	17,270	17,364	17,264
Diluted	17,384	17,330	17,364	17,264

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(In Thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
	(Unaudited)		(Unaudited)
Net (loss) income	$(11,710)	$3,004	$(73,988)	$(52)
Other comprehensive income (loss):
Foreign currency translation	8,245	(8,726)	3,434	(6,396)
Pension and other postretirement benefit plans, net of tax	(49)	21	282	19,395
Unrealized gain/(loss) on derivative instruments, net of tax	(1,963)	(148)	(2,202)	(2,174)
Comprehensive (loss) income	$(5,477)	$(5,849)	$(72,474)	$10,773

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(In Thousands)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$122,043	$51,331
Accounts receivable, net of allowance for doubtful accounts of $2,465 and $1,842, respectively	113,258	107,786
Contract assets	27,186	28,245
Inventories	71,167	80,544
Taxes receivable	6,636	3,427
Prepaid expenses	6,117	3,814
Other current assets	8,516	8,450
Total current assets	354,923	283,597
Property, plant and equipment, at cost	491,291	487,371
Accumulated depreciation	(286,713)	(265,729)
Property, plant and equipment, net	204,578	221,642
Operating lease right-of-use assets	21,522	23,116
Goodwill	85,385	133,912
Other intangible assets, net	99,445	115,577
Other assets, net	7,785	8,093
Total assets	$773,638	$785,937
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$9,844	$9,928
Accounts payable	101,785	73,426
Accrued payroll and other compensation	24,806	17,198
Accrued taxes	10,125	5,638
Other accrued liabilities	39,214	23,668
Total current liabilities	185,774	129,858
Long-term debt	273,195	262,713
Long-term operating lease liabilities	17,369	18,424
Deferred tax liabilities	27,016	34,561
Benefit plan liabilities	18,770	18,957
Other long-term liabilities	3,201	3,004

Commitments and Contingencies (Note 16)
Stockholders' equity:
Preferred stock	—	—
Common stock	255	253
Capital in excess of par value	96,536	94,140
Retained earnings	266,641	340,629
Accumulated other comprehensive loss	(24,465)	(25,979)
Treasury stock, at cost	(90,654)	(90,623)
Total stockholders’ equity	248,313	318,420
Total liabilities and stockholders’ equity	$773,638	$785,937

See accompanying Notes to Condensed Consolidated Financial Statements.

LYDALL, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In Thousands)

	For the Nine Months Ended September 30,
	2020	2019
	(Unaudited)
Cash flows from operating activities:
Net loss	$(73,988)	$(52)
Adjustments to reconcile net loss to net cash provided by operating activities:
Gain on divestiture	—	(1,459)
Depreciation and amortization	42,349	36,682
Impairment of goodwill and long-lived assets	61,109	—
Deferred income taxes	(6,911)	(12,849)
Employee benefit plans settlement expenses	385	25,701
Stock-based compensation	2,508	2,073
Other, net	47	—
Loss (gain) on disposition of property, plant and equipment	164	(43)
Income from equity method investment	(24)	(120)
Changes in operating assets and liabilities:
Accounts receivable	(8,288)	10,528
Contract assets	1,269	(4,330)
Inventories	10,117	(6,206)
Accounts payable	28,391	13,427
Accrued payroll and other compensation	7,192	4,935
Accrued taxes	4,558	1,810
Other, net	5,735	(7,133)
Net cash provided by operating activities	74,613	62,964
Cash flows from investing activities:
Capital expenditures	(20,540)	(27,236)
Collections of finance receivables	4,257	—
Proceeds from divestiture	—	2,298
Proceeds from the sale of property, plant and equipment	14	297
Business acquisitions, net of cash acquired	—	869
Net cash used for investing activities	(16,269)	(23,772)
Cash flows from financing activities:
Proceeds from borrowings	20,000	—
Debt repayments	(9,500)	(38,185)
Proceeds from servicing receivables	207	—
Common stock issued	32	5
Common stock repurchased	(31)	(50)
Net cash provided by (used for) financing activities	10,708	(38,230)
Effect of exchange rate changes on cash	1,660	(1,280)
Increase (decrease) in cash and cash equivalents	70,712	(318)
Cash and cash equivalents at beginning of period	51,331	49,237
Cash and cash equivalents at end of period	$122,043	$48,919

Non-cash capital expenditures of $4.8 million and $3.8 million were included in accounts payable at September 30, 2020 and 2019, respectively.
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

Recent Developments: COVID-19

The impact of the novel strain of the coronavirus (“COVID-19”) has grown throughout the world, including in all global and regional markets served by the Company. During 2020, governmental authorities implemented numerous measures attempting to contain and mitigate the effects of COVID-19, including travel bans and restrictions, quarantines, social distancing orders, shelter in place orders, and shutdowns of non-essential activities. The Company’s manufacturing facilities are located in areas that have been affected by the pandemic and shutdowns. Certain Company facilities in the United States, Europe, and Asia carried out shutdowns as a result of government-imposed restrictions or in conjunction with customer plant closures during the first quarter. The Company’s Asia facilities resumed operations in late February and other facilities ramped back up moderately, in line with customer demand, during the second quarter. In the third quarter, the Company has seen a stronger recovery in the Performance Materials segment, specifically in the Filtration business, and in the Thermal Acoustical Solutions and Technical Nonwovens segments as discussed below.

Performance Materials (“PM”) Developments

Performance Materials sales were down 4.6% in the first half of 2020 from the comparative period in 2019 with incremental demand for specialty filtration media products more than offset by softer demand in the Sealing and Advanced Solutions business. PM’s Filtration sales continued to be very strong in the third quarter, up approximately 37.8% from the comparative period in the prior year, led by continued demand for fine fiber meltblown media used in personal protective equipment such as N95 respirators and surgical and medical masks. This demand is expected to moderate into the fourth quarter and expected to be down slightly on a sequential basis due to normal seasonality. Weaker demand in automotive, agricultural, and construction equipment markets resulted in a sales decline of approximately 1.7% in the Sealing and Advanced Solutions business in the third quarter of 2020 from the comparative period in 2019.

As a result of continued strong demand for filtration products, the Company approved investments to add two production lines in Performance Materials’ Rochester facility for the production of fine fiber meltblown filtration media used in the N95 respirator and surgical and medical masks. In addition, the Company has an agreement with the U.S. Government that provides partial funding of the investments in the production lines and funding for other technical resources.

In the third quarter of 2020, the Company announced an investment in a new fine fiber meltblown production line in its French facility to support the European Union face mask production and air filter production in the fight against COVID-19. The Company has a tentative agreement with the French Government to partially fund a portion of this investment.

In the third quarter, the Company initiated actions to close underperforming operating locations in Europe and discontinue production of a lower efficiency air filtration media product and, in turn, fully depreciated the supporting machinery and equipment in North America. These actions are part of the Company's ongoing assessment of underperforming assets and focus of resources on the significant investments to expand fine fiber meltblown production. These actions are expected to be completed in 2021 and projected to improve overall segment margin performance beginning in 2021. For additional information, see Note 12, "Restructuring".

Technical Nonwovens (“TNW”) Developments

During the first half of 2020, TNW experienced slowdowns in all geographic locations; predominantly in its facilities in South Carolina, the United Kingdom, and China. TNW’s Texel business in Canada, however, is a leading supplier of nonwoven products used in the production of healthcare applications including medical wipes, pads, and gowns. In response to the COVID-19 pandemic, the Company re-prioritized its manufacturing capabilities in North America and Europe to focus on serving customers for these products.

TNW’s sales in the first half of 2020 declined 18.8% from the comparable period in 2019 on generally slower demand in industrial end markets globally. In the third quarter of 2020, sales increased 12.5% on a sequential basis from the previous quarter but decreased 8.5% compared to the prior year quarter. Softer industrial end markets and lower sales into automotive applications resulted in the year-over-year sales declines in the quarter. Third quarter 2020 sales were down 10.0% in Industrial Filtration and 6.8% in Advanced Materials businesses from the same period in the previous year.

Thermal Acoustical Solutions (“TAS”) Developments

As previously disclosed, the Company ramped-down its TAS operations in North Carolina in the United States, as well as in France and Germany, coinciding with the shutdown of its major automotive customers' facilities in those regions beginning in late March 2020. During the first half of 2020, TAS sales decreased 35.4% from prior year, heavily impacted by customer shutdowns during March, April, and May. TAS began to ramp-up production in mid-second quarter of 2020 in North America and Europe as customers began to re-open their plants in these regions. During the third quarter 2020, part sales were down 0.8% from the previous year as TAS continued to see stronger demand in North America and Europe with sales increasing significantly compared to second quarter 2020.

As customer demand increased in North America, the Company began to experience an increase of COVID-19 cases, particularly at its North American operation, resulting in workforce shortages and other operational inefficiencies causing higher overtime, outsourcing costs, and logistics costs. In addition, recent recoveries in the manufacturing industries are causing higher commodity pricing in North America. In late third quarter 2020, as a result of labor shortages and operational inefficiencies directly related to COVID-19, TAS was unable to manufacture parts timely, resulting in customer production line stoppages. In early October 2020, due to the unforeseen and unforeseeable nature of the COVID-19 pandemic, which is out of the Company’s control, the Company invoked force majeure or commercial impracticability as legal excuse for delayed performance of contracts and defense to any claim that may be asserted by customers. A recent resurgence of cases in that same facility has caused the Company to expand its declaration of force majeure or commercial impracticability to other impacted customers. The Company has taken various actions to resolve these issues and expects TAS to continue to incur incremental costs in the fourth quarter of 2020.

Liquidity and Cash Preservation

The Company continued to experience working capital cash flow improvements through September 30, 2020, generating $74.6 million in cash from operating activities. As the Company continues to ramp-up production and invest in new fine fiber meltblown production equipment to meet customer demand, the Company expects cash outflows to support working capital requirements and capital projects.

During the first nine months of 2020, the Company took significant measures to reduce its overall cash expenditures, including the furlough or lay-off of hourly/salary plant workers and select furloughs of corporate and other salaried employees, deferred company contributions to its pension plans and matching contributions under the Company's 401(k) defined contribution plan, reduction of purchase obligations for raw materials, and reduction/delay of non-critical capital spending. As a result, the Company reduced its monthly cash expenditures. The Company may elect to continue certain actions if the COVID-19 pandemic continues.

In addition, the Company has taken advantage of specific benefits, including wage recovery provided by social programs in Europe and China and deferred domestic employer tax in the U.S. through the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. Through September 30, 2020, the Company benefited from $2.0 million in social cost reimbursements predominately in Europe and China. The Company may pursue, wherever it qualifies, governmental assistance and take advantage of governmental programs. The Company cannot guarantee, however, that it will qualify for, or receive, any additional assistance that it pursues.

As noted above, the Company reached an agreement with the U.S. Government in June 2020 that provides funding to cover a portion of the cost to install two new production lines for the production of meltblown material for N95 respirators, surgical and medical masks, and for other technical resources. The Company will receive monthly payments in accordance with the agreement to fund up to $13.5 million. Additionally, the Company has a tentative agreement with the French Government to fund up to 30% of the Company’s investment in its facility in France supporting the European Union face mask production and air filter production.

In addition to the significant measures taken to reduce and contain costs, the Company took actions in March 2020 to provide additional liquidity, primarily including a $20.0 million draw down on its amended credit facility. On May 11, 2020, the Company entered into an amended credit agreement (see Note 6, "Long-term Debt and Financing Arrangements" for the key amended terms and conditions) to modify certain financial maintenance covenants, at least one of which the Company expected to fail during the second quarter of 2020 as a result of the impact of COVID-19. On October 14, 2020, the Company amended its 2018 Credit Agreement to allow certain restructuring and other charges, as defined by the amendment, to be excluded from EBITDA in the calculation of the Company's financial covenants. The Company was in compliance with those modified financial covenants as of and for the three-month period ended September 30, 2020, and management does not anticipate noncompliance in the foreseeable future.

Through September of 2020, the Company generated $74.6 million of net cash provided by operations and had cash on hand of $122.0 million as of September 30, 2020. The Company continues to maintain the necessary capital to meet its debt obligations and interest payments. As previously disclosed in late 2019, the Company entered into arrangements with a banking institution to sell trade accounts receivable balances for selected customers. The Company continues to sell trade accounts receivable balances under these arrangements. See Transfer of Financial Assets in this Note 1, “Basis of Financial Statement Presentation” for more information.

The spread of COVID-19 and the measures taken to constrain the spread of the virus have had, and will continue to have, a material negative impact on the Company’s financial results, and such negative impact may continue well beyond the containment of such outbreak. There is inherent uncertainty in the assumptions the Company uses to estimate its future liquidity due to the impact of the COVID-19 outbreak. In addition, the magnitude, duration, and speed of the global pandemic is uncertain. Consequently, the impact on the Company's business, financial condition or longer-term financial or operational results is uncertain. However, management believes, based on the actions taken to reduce cash expenditures and the Company’s financial position, that net cash provided by operations combined with its cash and cash equivalents and borrowing availability under its Credit Facility will be sufficient to fund its current obligations, capital spending, debt service requirements, and working capital needs over at least the next twelve months.

Steps Taken to Protect Employees

The Company continues to monitor the global outbreak and spread of COVID-19 and take steps to mitigate the potential risks to the Company and its employees posed by the spread, related circumstances, and economic impacts of COVID-19. As the Company brings employees back to work, it has implemented changes to help ensure the safety and health of all its employees and continues to assess and update its business continuity plans in the context of this pandemic. The Company established the Lydall Emergency Preparedness Team (“LEPT”), implementing strict travel restrictions, enforcing rigorous hygiene protocols, increasing sanitization efforts at all facilities and implementing remote working arrangements for the majority of its employees who work outside the plants. The Company will continue its work to ensure it maintains a safe and healthy work environment and continue to allow remote working arrangements as long as necessary, where appropriate.

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the accounts of Lydall, Inc. and its subsidiaries. All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). The year-end Condensed Consolidated Balance Sheet was derived from the audited financial statements for the year ended December 31, 2019, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the condensed consolidated financial information reflects all adjustments necessary for a fair statement of the Company’s consolidated financial position, results of operations, and cash flows for the interim periods reported, but do not include all the disclosures required by U.S. GAAP. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in prior year financial statements and notes thereto have been reclassified to conform to current year presentation. The statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the condensed consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. The full extent to which the COVID-19 pandemic will directly or indirectly impact the Company’s business, results of operations, and financial condition, including sales, expenses, reserves and allowances, manufacturing, research and development costs and employee-related amounts, will depend on future developments that are highly uncertain, including the result of new information that may emerge concerning COVID-19 and the actions taken to contain or treat it. The Company has made estimates of the impact of COVID-19 within its financial statements and there may be changes to those estimates in future periods. Actual results could differ from those estimates.

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

Effective January 1, 2020, the Company adopted the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement," which adds, amends, and removes certain disclosure requirements related to fair value measurements.  Among other changes, this standard requires certain additional disclosure surrounding Level 3 assets, including changes in unrealized gains or losses in other comprehensive income and certain inputs in those measurements.  Please refer to Note 5, “Impairments of Goodwill and Other Long-Lived Assets”, for discussion of the inputs used in the quantitative impairment assessments for the three-month period ended March 31, 2020.

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

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848); Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments in this update are elective, and provide optional expedients and exceptions in accounting for contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance in this update is effective for transactions entered into between March 12, 2020 and December 31, 2022. The Company adopted this ASU upon issuance and notes no impact to the Company's consolidated financial statements and disclosures as of September 30, 2020.

Recent Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)." The amendments in this update are intended to simplify the accounting for convertible debt instruments and convertible preferred stock. This ASU is effective for fiscal years and interim periods beginning after December 15, 2021 with early adoption permitted. The Company does not expect the adoption of this update to have a material impact on its consolidated financial statements and related disclosures.

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

Risks and Uncertainties

Worldwide economic cycles, political changes, and the COVID-19 pandemic affect the markets that the Company’s businesses serve and affect demand for the Company's products and could impact profitability. Among other factors, disruptions in the global credit and financial markets, including diminished liquidity and credit availability, changes in international trade agreements, swings in consumer confidence and spending, and unstable economic growth and fluctuations in unemployment rates has caused economic instability and can have a negative impact on the Company’s results of operations, financial condition, and liquidity.

Transfers of Financial Assets

In December 2019, the Company entered into two arrangements with a banking institution to sell trade accounts receivable balances for select customers. Under the programs, the Company has no risk of loss due to credit default and is charged a fee based on the nominal value of receivables sold and the time between the sale of the trade accounts receivables to banking institutions and collection from the customer.  Under one of the programs, the Company services the trade receivables after sale and receives 90.0% of the trade receivables in cash at the time of sale and the remaining 10.0% in cash, net of fees, at the earlier of customer payment or 150 days.  In the three-month and nine-month periods ended September 30, 2020, under both programs, the Company sold $21.3 million and $64.3 million, respectively, in trade receivable balances, received $59.1 million in total cash under the programs, and incurred $0.2 million in fees.  The Company expects to receive the remainder, net of fees, in the fourth quarter of 2020.

Condensed Consolidated Statements of Comprehensive Income

In connection with the preparation of its 2019 audited financial statements, the Company identified that in its previously filed unaudited interim financial statements for the three-month and six-month periods ended June 30, 2019 and the nine-month period ended September 30, 2019, the Company had incorrectly excluded, from its Condensed Consolidated Statements of Comprehensive Income, the impact to comprehensive income resulting from the settlement of its U.S. Lydall Pension Plan (see Note 11, "Employer Sponsored Benefit Plans"). As a result, unaudited comprehensive income for such periods was understated by approximately $19.0 million. This error did not have any impact on the Company’s corresponding previously filed Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Operations or Condensed Consolidated Statements of Cash Flows. Management has concluded that such errors did not result in the previously issued unaudited financial statements being materially misstated. In connection with the filing of this Quarterly Report on Form 10-Q, the Company has revised the Condensed Consolidated Statements of Comprehensive Income for the nine-month period ended September 30, 2019 as follows:

	Nine Months Ended September 30, 2019
In thousands	As reported	As revised
Pension liability adjustment, net of tax	$379	$19,395
Comprehensive (loss) income	$(8,243)	$10,773

2. Revenue from Contracts with Customers

The Company accounts for revenue in accordance with ASC 606, "Revenue from Contracts with Customers". Revenues are generated from the design and manufacture of specialty engineered filtration media, industrial thermal insulating solutions, automotive thermal and acoustical barriers for filtration/separation and thermal/acoustical applications. The Company’s revenue recognition policies require the Company to make significant judgments and estimates. In applying the Company’s revenue recognition policy, determinations must be made as to when control of products passes to the Company’s customers which can be either at a point in time or over time. Revenue is generally recognized at a point in time when control passes to customers upon shipment of the Company’s products and revenue is generally recognized over time when control of the Company’s products transfers to customers during the manufacturing process. The Company analyzes several factors, including but not limited to, the nature of the products being sold and contractual terms and conditions in contracts with customers to help the

Company make such judgments about revenue recognition. Unfulfilled performance obligations are generally expected to be satisfied within one year.

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

The Company’s contract liabilities primarily relate to billings and advance payments received from customers and deferred revenue. These contract liabilities represent the Company’s obligation to transfer its products to its customers for which the Company has received, or is owed consideration from its customers. Contract liabilities are included in Other long-term liabilities on the Company’s Condensed Consolidated Balance Sheets.

Contract assets and liabilities consisted of the following:

In thousands	September 30, 2020	December 31, 2019	Dollar Change
Contract assets	$27,186	$28,245	$(1,059)
Contract liabilities	$3,414	$1,441	$1,973

The $1.1 million decrease in contact assets from December 31, 2019 to September 30, 2020 was primarily due to timing of billings to customers.

The $2.0 million increase in contract liabilities from December 31, 2019 to September 30, 2020 was primarily due to an increase in customer deposits, offset by $1.1 million of revenue recognized in the first nine months of 2020 related to contract liabilities at December 31, 2019.

Disaggregated Revenue

The Company disaggregates revenue from customers by geographic region, as it believes this disclosure best depicts how the nature, amount, timing, and uncertainty of the Company's revenues and cash flows are affected by economic factors. Disaggregated revenue by geographical region for the three-month and nine-month periods ended September 30, 2020 and 2019 were as follows:

	For the Three Months Ended September 30, 2020				For the Three Months Ended September 30, 2019
In thousands	North America	Europe	Asia	Total Net Sales	North America	Europe	Asia	Total Net Sales

Performance Materials	$45,759	$18,776	$3,282	$67,817	$42,693	$15,203	$2,104	$60,000
Technical Nonwovens	34,727	17,318	6,464	58,509	42,128	16,544	5,240	63,912
Thermal Acoustical Solutions	57,841	22,861	4,821	85,523	61,315	22,208	4,403	87,926
Eliminations and Other	(4,569)	(195)	—	(4,764)	(6,405)	(159)	—	(6,564)
Total Net Sales	$133,758	$58,760	$14,567	$207,085	$139,731	$53,796	$11,747	$205,274

	For the Nine Months Ended September 30, 2020				For the Nine Months Ended September 30, 2019
In thousands	North America	Europe	Asia	Total Net Sales	North America	Europe	Asia	Total Net Sales

Performance Materials	$131,866	$52,552	$7,092	$191,510	$136,892	$47,589	$5,201	$189,682
Technical Nonwovens	101,694	49,674	16,551	167,919	121,984	53,384	23,228	198,596
Thermal Acoustical Solutions	137,517	57,825	11,390	206,732	189,152	73,853	12,506	275,511
Eliminations and Other	(11,914)	(475)	—	(12,389)	(19,139)	(540)	—	(19,679)
Total Net Sales	$359,163	$159,576	$35,033	$553,772	$428,889	$174,286	$40,935	$644,110

3. Inventories

Inventories as of September 30, 2020 and December 31, 2019 were as follows:

In thousands	September 30, 2020	December 31, 2019
Raw materials	$31,442	$36,322
Work in process	14,228	14,873
Finished goods	25,497	29,349
Total inventories	$71,167	$80,544
Included in work in process is net tooling inventory of $2.0 million and $1.8 million at September 30, 2020 and December 31, 2019, respectively.

4. Goodwill and Other Intangible Assets

Goodwill

The Company performs an assessment of its goodwill for impairment at least annually in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value may exceed its fair value. There were no such events or changes in circumstances during the three-month period ended September 30, 2020. See Note 5, "Impairments of Goodwill and Other Long-Lived Assets", for discussion of the goodwill impairment recorded during the three-month period ended March 31, 2020.

The changes in the carrying amount of goodwill by segment as of and for the nine-month period ended September 30, 2020 were as follows:

In thousands	December 31, 2019	Currency translation adjustments	Impairment	September 30, 2020
Performance Materials	$80,658	$(22)	$(48,671)	$31,965
Technical Nonwovens	53,254	166	—	53,420
Total goodwill	$133,912	$144	$(48,671)	$85,385

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

Other Intangible Assets

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets other than goodwill included in “Other intangible assets, net” in the Condensed Consolidated Balance Sheets as of September 30, 2020 and December 31, 2019:

	September 30, 2020		December 31, 2019
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer Relationships	$141,784	$(44,636)	$142,400	$(30,648)
Patents	791	(670)	759	(607)
Technology	2,500	(1,102)	2,500	(977)
Trade Names	7,322	(6,544)	7,293	(5,143)
License Agreements	629	(629)	610	(610)
Other	570	(570)	551	(551)
Total other intangible assets	$153,596	$(54,151)	$154,113	$(38,536)

5. Impairments of Goodwill and Other Long-Lived Assets

During the three-month period ended March 31, 2020, the Company experienced disruptions in some operations from lower customer demand directly attributable to the COVID-19 pandemic. Many of the Company's automotive customers temporarily ceased operations due to the impact of the COVID-19 pandemic on the global economy resulting in the following:

•The Company’s China facilities carried out a planned shutdown in conjunction with the lunar New Year in late January, which was extended to late February as a result of government imposed restrictions.  The facilities did not resume operations until late February and ramped back up moderately in line with customer demand. Currently, all of the Company’s plants in China are operating and all of its automotive customer plants in China have re-opened.  The Company has not experienced any significant disruption it its supply chains in China since resuming operations;

•On March 20, 2020, the Company announced ramp-downs at its Thermal Acoustical Solutions ("TAS") operations in North America and Europe as a direct result of customer stoppages. The Company's facilities in North America and Europe have since resumed operations;

•Leading economic indicators began to signal a broad economic recession and a future decline in automotive sales;

•Certain of the Company’s Performance Materials ("PM") and Technical Nonwovens ("TNW") operations with exposure to automotive end markets also experienced reductions in sales, which, in some cases, have been partially offset by increases in sales of other products. These operations also have exposure to various industrial end markets. Leading economic indicators for certain of these markets also signaled a downturn in demand; and

•The Company's share price and market capitalization experienced a significant decline.

During the three-month period ended March 31, 2020, the Company considered the combination of the above to be triggering events that required an impairment analysis for the goodwill held at the PM and TNW reporting units, and for certain long-lived assets. Therefore, during the three-month period ended March 31, 2020, in accordance with both ASC 350 Intangibles - Goodwill and Other, and with ASC 360 Property, Plant & Equipment, the Company performed an impairment analysis of its goodwill held by the PM and TNW reporting units, and on certain of its long-lived assets (principally land, machinery and equipment, customer relationships, and buildings and improvements).

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

Lower expected demand in automotive and other end markets due to the COVID-19 pandemic resulted in a reduction in sales and cash generation projections as compared to prior projections for the reporting units. Projected future cash flows includes management estimates and assumptions that are based on the best available information as of the date of the assessment.  Future cash flows can be affected by numerous factors including changes in economic, industry or market conditions, changes in the underlying business or products of the reporting unit, changes in competition, and changes in technology. The cash flows of the Company's reporting units can be significantly affected by the depth of the estimated decline in automotive and other end markets and the Company's estimates of the pace and level of their recovery as well as the ability of the Company to increase production in response to the recovery.

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

The Company also performed an overall reconciliation to corroborate the fair value derived from the income and market approaches to the Company's overall market capitalization. The revised projections, together with a deterioration in the inputs described above, drove a reduction in the fair value of both reporting units. As a result, the carrying value of the PM reporting unit was determined to exceed its fair value by $48.7 million, resulting in the impairment charge. After recording the impairment charge during the three-month period ended March 31, 2020, the remaining goodwill associated with the PM reporting unit was $31.9 million. The fair value of the TNW reporting unit exceeded its carrying value and, therefore, no impairment was required. Any declines in financial projections, including changes to key assumptions, could have a material adverse impact on the fair value of the reporting units, and therefore could result in further impairment charges.

In the three-month period ended December 31, 2019, as part of its annual impairment assessment, the Company determined that the fair value of the PM reporting unit was less than its carrying value and recorded a goodwill impairment of $63.0 million.

Other Long-Lived Assets

During the three-month period ended March 31, 2020, the Company performed the following impairment assessments for long-lived assets in accordance with ASC 360:

•As a result of the COVID-19 pandemic and the Company's action plan to address the risks associated with it, the Company accelerated certain actions. One such action was a review of an underperforming European plant within the PM segment. As a result of a strategic shift regarding this plant, the Company performed an impairment assessment on the long-lived assets of the plant. To determine the recoverability of this asset group, the Company completed an undiscounted cash flow analysis (income approach) and compared it to the asset group carrying value. The impairment test concluded that the assets were not recoverable because the undiscounted cash flows were less than the carrying amount. The Company determined that the carrying value of the assets exceeded the fair value and recorded a long-lived asset impairment charge of $12.4 million.

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

There were no events or circumstances during the three-month period ended September 30, 2020 that indicated any further triggering events under ASC 360 were present. Changes in future operating results could result in a future non-cash impairment charge.

During the three-month period ended December 31, 2019, the Company determined that fair value of a certain asset group in the PM segment exceeded its carrying value and recorded a long-lived asset impairment charge of $1.2 million.

6. Long-term Debt and Financing Arrangements

On August 31, 2018, the Company amended and restated its $175 million senior secured revolving credit agreement ("2018 Credit Agreement"), which increased the available borrowing from $175 million to $450 million, added three additional lenders, and extended the maturity date from July 7, 2021 to August 31, 2023. On May 11, 2020, the Company amended its 2018 Credit Agreement ("2020 Amendment") which, among other changes, decreased borrowings from $450 million to $314 million and modified certain financial covenants contained in the 2018 Credit Agreement.

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

2020 Amendments to the 2018 Credit Agreement

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

On October 14, 2020, the Company further amended its 2018 Credit Agreement to allow certain restructuring and other charges, as defined by the amendment, to be excluded from EBITDA in the calculation of the Company's financial covenants. The Company believes that its liquidity resources, including the Facility, are sufficient to meet its working capital needs and other cash requirements. The Company was in compliance with those modified financial covenants at September 30, 2020, and management does not anticipate noncompliance in the foreseeable future.

At September 30, 2020, the Company had $283.5 million of borrowings outstanding and standby letters of credit outstanding of $1.8 million. The borrowings outstanding included a $138.5 million term loan, net of $0.5 million in debt issuance costs being amortized to interest expense over the debt maturity period. The Company had available borrowings of $23.7 million and $121.6 million at September 30, 2020 and December 31, 2019, respectively.

In addition to the amounts outstanding under the Facility, the Company has various foreign credit facilities totaling approximately $9.4 million. At September 30, 2020, the Company's foreign subsidiaries had $0.2 million in borrowings outstanding as well as $1.3 million in standby letters of credit outstanding.

The Company also has a finance lease agreement for equipment at a North America operation requiring monthly principal and interest payments through October 31, 2020.

Total outstanding debt consists of:

In thousands	Effective Rate	Maturity	September 30, 2020	December 31, 2019
Revolver loan	5.25%	8/31/2023	$144,500	$126,500
Term loan, net of debt issuance costs	5.25%	8/31/2023	138,536	146,106
Finance leases	1.60%	10/31/2020	3	35
			283,039	272,641
Less portion due within one year			(9,844)	(9,928)
Total long-term debt, net of debt issuance costs			$273,195	$262,713

The weighted average interest rate on long-term debt was 5.2% for the nine-month period ended September 30, 2020 and 4.3% for the year-ended December 31, 2019.

7. Derivatives

The Company selectively uses financial instruments to manage market risk associated with exposure to fluctuations in interest rates and foreign currency rates. These financial exposures are monitored and managed by the Company as an integral part of its risk management program.

Interest Rate Hedging

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impacts interest paid on its debt. The Company has debt with variable rates of interest based generally on LIBOR. From time to time, the Company enters into interest rate swap agreements to manage interest rate risk. These instruments are designated as cash flow hedges and are recorded at fair value (see Note 8, "Fair Value Measurements" for additional information).

In November 2018, the Company entered into a five-year interest rate swap agreement with a bank to convert the interest on a notional $139.0 million of the Company's borrowings under its 2018 Credit Agreement from a variable rate, plus the borrowing spread, to a fixed rate of 3.09% plus the borrowing spread. The notional amount reduces quarterly by fluctuating amounts through August 2023. In April 2017, the Company entered into a three-year interest rate swap agreement with a bank to convert the interest on a notional $60.0 million of the Company's borrowings from a variable rate, plus the borrowing spread, to a fixed rate of 1.58% plus the borrowing spread. The notional amount reduced quarterly by $5.0 million through March 31, 2020 and is now settled. Prior to May 11, 2020, these interest rate swap agreements were accounted for as cash flow hedges. Effectiveness of the remaining derivative agreement was assessed quarterly, or more frequently, if necessary, by ensuring that the critical terms of the swap continued to match the critical terms of the hedged debt in order to report gains or losses on the derivative instrument in other comprehensive income.

On May 11, 2020, the Company amended its 2018 Credit Agreement, see Note 6, "Long-term Debt and Financing Arrangements". The amendment included, among other modifications, the establishment of a floor on the base and Eurocurrency rate of 1%. As a result, the Company determined that the critical terms of the swap no longer matched the critical terms of the hedged debt and performed an assessment of the effectiveness of the interest rate swap agreement. The Company concluded the interest rate swap agreement is no longer effective. The Company also concluded that the hedged forecasted transaction (the occurrence of variable interest rate payments on the hedged debt) continues to be probable of occurring. Therefore, as of May 11, 2020, the Company discontinued hedge accounting. After May 11, 2020, any fair value gains or losses on the derivative agreement are recorded as interest expense in the Company's Consolidated Statement of Operations. The cumulative loss on the discontinued hedge relationship through May 11, 2020, which was recorded in Accumulated Other Comprehensive Income, will be amortized into earnings / (losses) through August 31, 2023, the maturity date of the hedged debt. The loss included in Accumulated Other Comprehensive Income related to the discontinued hedging relationship at

September 30, 2020 was $4.5 million, net of tax. The amount reclassified out of other comprehensive income into interest expense on the Company's Condensed Consolidated Statement of Operations for the three and nine-months ended September 30, 2020 was $0.9 million and $1.4 million, respectively. The Company expects $3.1 million to be reclassified from Accumulated Other Comprehensive Income over the next twelve months.

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

The following table sets forth the fair value amounts of derivative instruments held by the Company presented in the Condensed Consolidated Balance Sheets as Other current assets and Other accrued liabilities:

	September 30, 2020		December 31, 2019
In thousands	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest rate contracts	$—	$5,967	$2	$4,538
Cross-currency swaps	—	3,310	—	1,817
Total derivatives	$—	$9,277	$2	$6,355

The following table sets forth the (loss) income recorded in accumulated other comprehensive (loss) income, net of tax, for the three and nine-month periods ended September 30, 2020 and 2019 for derivatives held by the Company and designated as hedging instruments:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In thousands	2020	2019	2020	2019
Cash flow hedges:
Interest rate contracts	$706	$(148)	$(1,059)	$(2,174)
Cross-currency swaps	(2,669)	—	(1,143)	—
Total derivatives	$(1,963)	$(148)	$(2,202)	$(2,174)

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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	September 30, 2020		December 31, 2019
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$283,500	$288,891	$273,000	$269,434

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

Recurring Fair Value Measures

The Company holds derivative instruments for interest rate swap contracts and cross-currency swaps that are measured using observable market inputs such as forward rates and its counterparties' credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At September 30, 2020 and December 31, 2019, these derivative instruments were included in other current assets and other accrued liabilities on the Consolidated Balance Sheet. Based on the Company's continued ability to trade and enter into interest rate swaps and cross-currency swaps, the Company considers the markets for their fair value instruments to be open.

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

9. Equity Compensation Plans

As of September 30, 2020, the Company’s equity compensation plans consisted of the 2003 Stock Incentive Compensation Plan (the “2003 Plan”), and the Amended and Restated 2012 Stock Incentive Plan, (the “2012 Plan” and together with the 2003 Plan, the “Plans”) under which incentive and non-qualified stock options and time and performance based restricted shares have been granted to employees and directors from authorized but unissued shares of common stock or treasury shares. The 2003 Plan is not active, but continues to govern all outstanding awards granted under the plan until the awards themselves are exercised or terminate in accordance with their terms. The 2012 Plan, amended and approved by stockholders on April 24, 2020, authorizes 3.0 million shares of common stock for awards. The 2012 Plan also authorized an additional 19,720 shares of common stock to the extent awards granted under prior stock plans that were outstanding as of April 24, 2020 are forfeited. The 2012 Plan provides for the following types of awards: options, restricted stock, restricted stock units and other stock-based awards. During the fourth quarter of 2019, additional shares of common stock were issued pursuant to separate inducement share agreements with two individuals as material inducement to their employment with the Company (the "Inducement Grants"). The Inducement Grants awarded stock options and restricted stock to the two individuals. Amounts shown below are inclusive of the Plans and the Inducement Grants.

The Company accounts for the expense of all share-based compensation by measuring the awards at fair value on the date of grant. The Company recognizes expense on a straight-line basis over the vesting period of the entire award. Options issued by the Company under its stock option plans have a term of ten years and generally vest ratably over a period of three to four years. Time-based and performance-based restricted stock grants are expensed over the vesting period of the award, which is typically two to four years. The number of performance-based restricted shares that ultimately vest depends upon achievement of certain relative performance metrics as measured against the performance of the S&P 600 industrial index during a three-year performance period. The Company estimates the grant date value of performance awards using a Monte Carlo simulation model on the date of grant. The Company accounts for forfeitures as they occur. Stock options issued under the current plan must have an exercise price that may not be less than the fair market value of the Company’s common stock on the date of grant. The Plans provide for automatic acceleration of vesting in the event of a change in control of the Company.

The Company incurred equity compensation expense of $0.7 million and $0.6 million for the three-month periods ended September 30, 2020 and 2019, respectively, and $2.5 million and $2.1 million for the nine-month periods ended September 30, 2020 and 2019, respectively, for the Plans, including restricted stock awards. The Company also incurred equity compensation expense of $0.2 million and $0.2 million for the three-month periods ended September 30, 2020 and 2019, respectively, and $0.5 million and $0.5 million for the nine-month periods ended September 30, 2020 and 2019, respectively, for stock awards granted to Directors. No equity compensation costs were capitalized as part of inventory.

Stock Options

The following table is a summary of outstanding and exercisable options for the three and nine-month periods ended September 30, 2020:

	For the Three Months Ended September 30, 2020		For the Nine Months Ended September 30, 2020
In thousands except per share amounts	Shares	Weighted- Average Exercise Price	Shares	Weighted- Average Exercise Price
Stock Options outstanding at the beginning of the period	748	$25.36	683	$27.15
Granted	11	$16.27	180	$17.37
Exercised	—	$—	(4)	$8.67
Forfeited or Expired	(71)	$26.25	(171)	$25.46
Stock Options outstanding at September 30, 2020	688	$25.11	688	$25.11

Exercisable at September 30, 2020	305	$32.54	305	$32.54
Unvested at September 30, 2020	383	$19.20	383	$19.20

There was no cash received from exercise of stock options during the three-month period ended September 30, 2020. The amount of cash received from the exercise of stock options was less than $0.1 million during the nine-month period ended September 30, 2020. The intrinsic value of stock options exercised was less than $0.1 million with a tax benefit of less than $0.1 million during the nine-month period ended September 30, 2020.

At September 30, 2020, the total unrecognized compensation cost related to non-vested stock option awards was approximately $2.1 million, with a weighted average expected amortization period of 2.7 years.

Restricted Stock

Restricted stock includes both performance-based and time-based awards. The following is a summary of the Company's unvested time-based restricted shares for the three and nine-month periods ended September 30, 2020:

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
In thousands	Shares	Shares
Unvested at the beginning of the period	220	159
Granted	—	77
Vested	(5)	(8)
Forfeited or Expired	(12)	(25)
Unvested at September 30, 2020	203	203

The following is a summary of the Company's unvested performance-based restricted shares for the three and nine-month periods ended September 30, 2020:

	For the Three Months Ended September 30, 2020	For the Nine Months Ended September 30, 2020
In thousands	Shares	Shares
Unvested at the beginning of the period	161	129
Granted	5	71
Vested	—	—
Forfeited or Expired	(18)	(52)
Unvested at September 30, 2020	148	148

At September 30, 2020, there were 350,348 total unvested restricted stock awards with total unrecognized compensation cost related to these awards of $4.4 million with a weighted average expected amortization period of 2.1 years.

10. Stock Repurchases

During the nine-month period ended September 30, 2020, the Company purchased 2,340 shares of common stock valued at less than $0.1 million, through tax withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, in which the Company withholds that number of shares having fair value equal to each recipient’s minimum tax withholding due.

11. Employer Sponsored Benefit Plans

The Company maintains one domestic pension plan: the Retirement Income Plan for Employees of Interface Performance Materials, Inc. ("IPM Pension Plan"). During the three-month period ended March 31, 2020, the Company settled the pension obligation of the Interface Sealing Solutions, Inc. Pension Plan ("ISS Pension Plan") through lump sum distributions to participants or by irrevocably transferring pension liabilities to an insurance company through the purchase of a group annuity contract. This purchase, funded with pension assets, resulted in a pre-tax settlement loss of $0.4 million in the three-month period ended March 31, 2020, related to the recognition of accumulated deferred actuarial losses. The settlement loss and expenses were included as non-operating expense in the condensed consolidated statements of operations.

The IPM Pension Plan covers a portion of Interface's union and non-union employees. The plan is closed to new employees and benefits are no longer accruing for the majority of participants. The Company expects to make required contributions of approximately $1.2 million to the IPM Pension Plan during 2020. There were no contributions made during the three-month period ended September 30, 2020, as the Company took advantage of the delay in minimum funding contribution due dates as allowed under the CARES Act, and is delaying payment of the minimum funding contributions of $0.3 million originally due during April 2020, and $0.3 million originally due during July 2020. These and other required minimum funding contributions for the remainder of 2020 will be made later in 2020. Contributions of $0.4 million were made during the nine-month period ended September 30, 2020. Contributions of $0.3 million and $1.1 million were made during the three-month and nine-month periods ended September 30, 2019, respectively, inclusive of contributions made to the ISS Pension Plan.

Prior to 2020, the Company also maintained the U.S. Lydall Pension Plan. During the second quarter of 2019, the Company settled the pension obligation of the U.S. Lydall Pension Plan through lump sum distributions to participants or by irrevocably transferring pension liabilities to two insurance companies through the purchase of group annuity contracts.

The following is a summary of the components of net periodic benefit cost for the domestic defined benefit pension plans for the three-month and nine-month periods ended September 30, 2020 and 2019:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In thousands	2020	2019	2020	2019
Components of employer benefit cost
Service cost	$40	$30	$120	$90
Interest cost	428	530	1,285	2,356
Expected return on assets	(532)	(488)	(1,597)	(2,105)
Amortization of actuarial loss	—	—	2	464
Net periodic benefit cost	$(64)	$72	$(190)	$805
Settlement loss	—	186	385	25,701
Total employer benefit plan cost	$(64)	$258	$195	$26,506

The Company reports the service cost component of net periodic benefit cost in the same line item as other compensation costs in operating expenses and the non-service cost components of net periodic benefit cost in other income.

12. Restructuring

During the third quarter of 2020, the Company’s Performance Materials segment undertook actions to discontinue production of a lower efficiency air filtration media product and, in turn, fully depreciated the supporting machinery and equipment in North America and consolidated certain product lines and began exiting underperforming facilities in Europe. These restructuring activities, which are projected to conclude in the first half of 2021, are expected to reduce operating costs, increase production efficiency, and enhance the Company’s flexibility by better aligning its manufacturing operations with the segment's customer base. Accordingly, the Company expects to record total pre-tax expenses of approximately $17.0 to $20.0 million, primarily related to severance and employee retention expenses, in connection with these restructuring activities, of which approximately $11.5 to $14.5 million are expected to result in cash expenditures. The Company incurred non-cash expenditures of approximately $5.5 million, which consisted of fully depreciating and/or amortizing long-lived assets and, to a lesser extent, writing-off inventory.

In North America, the Company decided to shut down two underperforming nonwoven manufacturing carded lines and ancillary equipment, originally acquired in 2018, that served commercial and residential HVAC markets with low to medium efficiency air filtration media. The Company experienced lower demand as a result of COVID-19, which accelerated a market shift from lower efficiency air filtration media to higher performance rated air filtration media. As a result, the Company recorded a pre-tax restructuring charge of $5.4 million, primarily due to accelerated depreciation of property, plant and equipment and other intangible assets. The Company does not anticipate incurring additional restructuring expenses related to the closure of these manufacturing Carded lines.

The Company undertook actions to consolidate global production facilities in the Sealing & Advanced Solutions business from five facilities to four, resulting in the closure of an underperforming facility in Germany. In the first quarter of 2020, the Company performed an impairment analysis of the long-lived assets and determined that the carrying value of the assets did not exceed their fair value and recorded an impairment charge of $12.4 million (see Note 5, “Impairments of Goodwill and Other Long-Lived Assets” for additional information). The closure is expected to be completed in the first quarter of 2021. In addition, the Company decided to close a small volume membrane filtration production facility in the Netherlands. In the fourth quarter of 2019, the Company performed an impairment of the long-lived assets for this facility and recorded an impairment charge of $1.2 million. The assets have been fully depreciated through September 30, 2020. The closure is expected to be completed in the second quarter of 2021.

As a result of the two facility closures in Europe, the Company recorded pre-tax restructuring charges of $9.6 million consisting of severance costs, legal expenses, and inventory write-offs and anticipates it could incur an additional $2.0 million to $5.0 million in restructuring expenses, primarily related to severance costs from these facility closures.

The following table summarizes the total restructuring charges by cost type:

In Thousands	Severance and Related Expenses	Facility Exit and Asset Write-Off Expenses	Total
Expense incurred during quarter ended:
September 30, 2020	$9,484	$5,500	$14,984
Total pre-tax expense incurred	$9,484	$5,500	$14,984

For the three and nine-month periods ended September 30, 2020, $15.0 million was included in restructuring expenses on the Company’s Condensed Consolidated Statements of Operations with $14.8 million recorded in the Performance Materials segment and $0.2 million recorded within Corporate Office expenses.

There were cash outflows of $0.2 million for the restructuring program for the three and nine months ended September 30, 2020.

The following table summarizes the accrued liability balance by cost type for the restructuring actions:

In Thousands	Total
Balance as of December 31, 2019	$—
Pre-tax restructuring expenses, excluding asset write-off expenses	9,485
Cash paid	(203)
Currency translation adjustments	(119)
Balance as of September 30, 2020	$9,163

The above accrued liability balances were included in Other accrued liabilities on the Company’s Condensed Consolidated Balance Sheets.

13. Income Taxes

For the three-month period ended September 30, 2020, the Company's effective tax rate was 16.6% compared to an effective tax rate of 35.1% for the three-month period ended September 30, 2019. For the three months ended September 30, 2020, the rate was negatively impacted by valuation allowance activity of $2.0 million, offset by a state tax benefit of $0.8 million. resulting in a lower effective tax rate when in a pre-tax loss position. For the three months ended September 30, 2019, the effective tax rate was negatively impacted by losses in jurisdictions in which no tax benefit can be recognized.

For the nine-month period ended September 30, 2020, the Company's effective tax rate was 6.3% compared to an effective tax rate of 97.0% for the nine-month period ended September 30, 2019. For the nine months ended September 30, 2020, the Company had a pre-tax loss primarily resulting from impairment charges of $61.1 million. The impairment charges significantly impacted the Company's effective tax rate because $48.7 million of the impairment charges related to non-deductible goodwill, resulting in a low effective tax rate for the nine months ended September 30, 2020 when in a pre-tax loss position. Additionally, the effective rate was negatively impacted by valuation allowance activity of $2.7 million. For the nine-month period ended September 30, 2019, the Company recorded a tax benefit of $5.5 million primarily driven by $10.5 million of tax benefit related to the pension plan settlement. Excluding the tax benefit of the pension plan settlement, the Company's effective tax rate for the nine months ended September 30, 2019 was 25.2%. This was negatively impacted by $1.8 million from losses in jurisdictions in which no tax benefit can be recognized, partially offset by the Company's geographical mix of earnings.

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

On July 20, 2020, the U.S. Treasury Department and IRS released T.D. 9902 final regulations for publication in the Federal Register related to the global intangible low-taxed income (“GILTI”) high-tax exception. The final regulations largely adopt the framework of the 2019 proposed regulations, with certain key departures. The most significant departures are that an election to apply the GILTI high-tax exception may be made annually instead of once every five years, and that the calculation is made with respect to each “tested unit” of a controlled foreign corporation, rather than on a qualified business unit by qualified business unit basis. The company has evaluated the final regulations and included the impacts of these changes in the Company’s third quarter financial statements.

14. (Loss) Earnings Per Share

For the three-month and nine-month periods ended September 30, 2020 and 2019, basic earnings per share were computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method as long as their effect is not antidilutive.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In thousands	2020	2019	2020	2019
Basic weighted-average common shares outstanding	17,384	17,270	17,364	17,264
Effect of dilutive options and restricted stock awards	—	60	—	—
Diluted weighted-average common shares outstanding	17,384	17,330	17,364	17,264

Dilutive stock awards totaling 77,707 and 28,085 shares of Common Stock were excluded from the diluted per share computation for the three-month and nine-month periods ended September 30, 2020, as the Company reported a net loss during those periods and, therefore, the effect of including these options would be antidilutive. Dilutive stock options totaling 53,892 shares of Common Stock were excluded from the diluted per share computation for the nine-month period ended September 30, 2019, as the Company reported a net loss during that period and, therefore, the effect of including these options would be antidilutive.

For each of the three-month periods ended September 30, 2020 and 2019, stock options for 658,654 shares and 584,725 shares of Common Stock were not considered in computing diluted earnings per common share because they were antidilutive.

For each of the nine-month periods ended September 30, 2020 and 2019, stock options for 722,006 shares and 542,669 shares of Common Stock were not considered in computing diluted earnings per common share because they were antidilutive.

15. Segment Information

As of September 30, 2020, the Company’s reportable segments were Performance Materials, Technical Nonwovens, and Thermal Acoustical Solutions.

Performance Materials Segment

The Performance Materials segment includes filtration media solutions primarily for air, fluid power, life science and industrial applications (“Filtration”), and sealing and gasket solutions, thermal insulation, energy storage, and other engineered products (“Sealing and Advanced Solutions”).

Filtration products include LydAir® MG (Micro-Glass) Air Filtration Media, LydAir® MB (Melt Blown) Air Filtration Media, LydAir® SC (Synthetic Composite) Air Filtration Media, and Arioso® Membrane Composite Media. These high efficiency specialty filtration products constitute the critical filtration media component of clean-air systems for applications in Indoor Air Quality (commercial, residential, and specialized HVAC applications such as cleanrooms and hospital environments), respiratory Personal Protective Equipment (N95 respirators and surgical masks), power generation, and specialty industrial process applications. Lydall has leveraged its extensive technical expertise and applications knowledge into a suite of media products covering the vast liquid filtration landscape across the transportation and industrial fields. The LyPore® Liquid Filtration Media series address a variety of application needs in fluid power including hydraulic filters, air-water and air-oil coalescing, industrial fluid processes and diesel fuel filtration. LyPore® media and Solupor® ultra-high molecular weight polyethylene membranes also serve critical liquid filtration/separation applications such as biopharmaceutical pre-filtration and clarification, lateral flow diagnostic and analytical testing, potable water filtration and high purity process filtration such as those found in food and beverage and medical applications.

Sealing and Advanced Solutions products include nonwoven specialty engineered materials for a multitude of applications. Interface fiber-reinforced gasket materials serve the heavy-duty diesel, automobile, small engine, transmission and compressor markets. These products handle demanding sealing challenges with a diverse range of metallic, non-metallic, rubber-coated and laminate materials that comprise the extensive Sealing materials portfolio. Interface Engineered Components are ready-to-use soft and hard gasket parts sold directly to OEMs and aftermarket applications. An example is Select-a-Seal® rubber-edged composite (REC) technology that provides robust sealing, compression, adhesion, and shear strength for driveline applications. Advanced Solutions’ nonwoven veils, papers, and specialty composites for the building products, appliance, energy, and industrial markets include Manniglas® Thermal Insulation Papers, and Lytherm® Insulation Media for high temperature technology applications. The Company's Cryotherm® Super-Insulating Media, CRS-Wrap® Super-Insulating Media and Cryo-Lite® Cryogenic Insulation products are industry standards for state-of-the-art cryogenic insulation designs used by manufacturers of cryogenic equipment for liquid gas storage, piping, and transportation. Additional specialty composite materials include specialty fiber calendar bowl products to service the printing and textile industries and press pad materials for industrial lamination processes.

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

Technical Nonwovens segment products include air and liquid filtration media sold under the brand names Fiberlox® high performance filtration felts, Checkstatic™ conductive filtration felts, Microfelt® high efficiency filtration felts, Pleatlox® pleatable filtration felts, Ultratech™ PTFE filtration felts, Powertech® and Powerlox® power generation filtration felts, Microcap® high efficiency liquid filtration felts, Duotech membrane composite filtration felts, along with the porotex® family of high temperature filtration felts including microvel® and optivel® products. Technical Nonwovens Advanced Materials products are sold under the brand names Thermofit® thermo-formable products, Ecoduo® recycled content materials, Duotex® floor protection products, and Versaflex® composite molding materials. Technical Nonwovens also offers extensive finishing and coating capabilities which provide custom engineered properties tailored to meet the most demanding applications. The business leverages a wide range of fiber types and extensive technical capabilities to provide products that meet customers’ needs across a variety of applications providing both high performance and durability.

Thermal Acoustical Solutions Segment

The Thermal Acoustical Solutions segment offers a full range of innovative engineered products tailored for the transportation and industrial sectors to thermally shield sensitive components from high heat, improve exhaust gas treatment and lower harmful emissions as well as assist in the reduction of noise, vibration, and harshness (NVH). Within the transportation sector, the Company’s products are found in the interior (dash insulators, cabin flooring), underbody (wheel well, aerodynamic belly pan, fuel tank, exhaust, tunnel, spare tire) and under hood (engine compartment, outer dash, powertrain, catalytic converter, turbo charger, manifolds) of cars, trucks, SUVs, heavy duty trucks, and recreational vehicles.

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

The tables below present net sales and operating income by segment for the three-month and nine-month periods ended September 30, 2020 and 2019, and also a reconciliation of total segment net sales and operating income to total consolidated net sales and operating income.

Consolidated net sales by segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In thousands	2020	2019	2020	2019
Performance Materials Segment:
Filtration	$30,899	$22,427	$86,422	$71,093
Sealing and Advanced Solutions	36,918	37,573	105,088	118,589
Performance Materials Segment net sales	67,817	60,000	191,510	189,682

Technical Nonwovens Segment (1):
Industrial Filtration	29,643	32,935	90,425	114,005
Advanced Materials (2)	28,866	30,977	77,494	84,591
Technical Nonwovens Segment net sales	58,509	63,912	167,919	198,596

Thermal Acoustical Solutions Segment:
Parts	79,687	80,309	189,456	250,591
Tooling	5,836	7,617	17,276	24,920
Thermal Acoustical Solutions Segment net sales	85,523	87,926	206,732	275,511

Eliminations and Other (2)	(4,764)	(6,564)	(12,389)	(19,679)
Consolidated Net Sales	$207,085	$205,274	$553,772	$644,110

Operating income (loss) by segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In thousands	2020	2019	2020	2019
Performance Materials (3)	$(6,759)	$712	$(58,257)	$5,474
Technical Nonwovens (1),(2),(4)	5,061	7,165	15,558	19,743
Thermal Acoustical Solutions	1,174	5,022	517	21,870
Corporate Office Expenses	(8,757)	(5,452)	(24,413)	(17,411)
Consolidated Operating Income	$(9,281)	$7,447	$(66,595)	$29,676
(1)The Technical Nonwovens segment includes the results of Geosol through the date of disposition of May 9, 2019.
(2)Included in the Technical Nonwovens segment and Eliminations and Other is the following:
•$3.9 million and $4.3 million of intercompany sales to the Thermal Acoustical Solutions segment for the three-month periods ended September 30, 2020 and 2019, respectively.
•$10.2 million and $13.6 million of intercompany sales to the Thermal Acoustical Solutions segment for the nine-month periods ended September 30, 2020 and 2019, respectively.
(3)Included in the Performance Materials segment is the following:
•$61.1 million of impairment charges related to goodwill and other long-lived assets for the nine-month period ended September 30, 2020.
•$14.8 million restructuring charges for the three and nine-month periods ending September 30, 2020.
•$4.0 million and $4.1 million of intangible assets amortization for the three-month periods ended September 30, 2020 and 2019, respectively.
•$11.9 million and $12.2 million of intangible assets amortization for the nine-month periods ended September 30, 2020 and 2019, respectively.

(4)Included in the Technical Nonwovens segment is the following:
•$1.2 million and $1.3 million of intangible assets amortization for the three-month periods ended September 30, 2020 and 2019, respectively.
•$3.5 million and $3.8 million of intangible assets amortization for the nine-month periods ended September 30, 2020 and 2019, respectively.

16. Commitments and Contingencies

Environmental Remediation

In the fourth quarter of 2016, as part of a groundwater discharging permitting process, water samples collected from wells and process water basins at the Company’s Rochester New Hampshire manufacturing facility, within the Performance Materials segment, showed concentrations of Per and Polyfluorinated Substances (“PFAS”) in excess of state ambient groundwater quality standards. In January 2017, the Company received a notification from the State of New Hampshire Department of Environmental Services (“NHDES”) naming Lydall Performance Materials, Inc. a responsible party with respect to the discharge of regulated contaminants and, as such, is required to take action to investigate and remediate the impacts in accordance with standards established by the NHDES. The Company conducted a site investigation, the scope of which was reviewed by the NHDES, in order to assess the extent of potential soil and groundwater contamination and develop a remedial action. Based on input received from NHDES in March 2017 with regard to the scope of the site investigation, the Company recorded $0.2 million of expense. In 2018, the Company received a response from the NHDES to the site investigation report outlining proposed remedial actions. The Company recorded an additional $0.1 million of expense in 2018 associated with the expected costs to remediate the impacts of the discharge of regulated contaminants in accordance with standards established by the NHDES. During 2018 the environmental liability was fully reduced reflecting payments made to vendors, resulting in no balance at December 31, 2018. Additionally, the Company incurred $0.2 million of capital expenditures in 2018, in relation to the lining of the Company's fresh water lagoons. The site investigation and remedial action plan are ongoing. The Company cannot be sure that costs will not exceed the current estimates until this matter is closed with the NHDES, nor that any future corrective action at this location would not have a material effect on the Company’s financial condition, results of operations or cash flows.

In December 2018, the New York State Department of Environmental Conservation (“NYDEC”) informed the Company that the newly acquired Interface site located at Hoosick Falls, NY will be the subject of an investigation in to the possibility of it being an inactive hazardous disposable waste site.  The letter specifically references PFAS that have been detected in a nearby water supply, soil and/or surface water.  Notably, the PFAS contamination has been identified in the Hoosick Falls area for some time and other large manufacturers in the area have previously been identified as a source.  The NYDEC approved a site characterization plan in December 2019. The Company recorded expense of $0.3 million in the fourth quarter of 2019 as a result of the site characterization plan preparation and site characterization activities. Additional site characterization activities are planned for the fourth quarter of 2020. The Company does not know the scope or extent of its future obligations, if any, that may arise from the site investigation and therefore is unable to estimate the cost of any corrective action. Accordingly, the Company cannot assure that the costs of any future corrective at this location would not have a material effect on the Company's financial condition, results of operations or cash flows.

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

17. Stockholders' Equity and Accumulated Other Comprehensive Income

Changes in stockholders' equity for the three and nine-month periods ended September 30, 2020 were as follows:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In thousands	2020	2019	2020	2019
Beginning Balance	$253,262	$387,105	$318,420	$369,275
Comprehensive (loss) income, net of tax	(5,477)	(5,849)	(72,474)	10,773
Stock repurchased	(23)	(7)	(31)	(62)
Stock issued under employee plans	—	5	4	5
Stock-based compensation expense	551	417	2,006	1,611
Stock issued to directors	—	—	388	252
Adoption of ASC 606 (1)	—	—	—	(183)
Ending Balance	$248,313	$381,671	$248,313	$381,671

The components of accumulated other comprehensive (loss) income are shown below:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In Thousands	2020	2019	2020	2019
Foreign currency translation:
Beginning balance	$(22,833)	$(16,128)	$(18,022)	$(18,458)
Net gain (loss) on foreign currency translation	8,245	(8,726)	3,434	(6,396)
Other comprehensive income (loss), net of tax	8,245	(8,726)	3,434	(6,396)
Ending balance	(14,588)	(24,854)	(14,588)	(24,854)

Pension and other postretirement benefit plans:
Beginning balance	(2,749)	(2,879)	(3,080)	(22,253)
Amounts reclassified from accumulated other comprehensive (loss) income (2)	(49)	21	282	19,395
Other comprehensive (loss) income, net of tax	(49)	21	282	19,395
Ending balance	(2,798)	(2,858)	(2,798)	(2,858)

Unrealized gain/(loss) on derivative instruments:
Beginning balance	(5,116)	(4,000)	(4,877)	(1,974)
Net loss on derivative instruments (3)	(2,669)	(148)	(3,306)	(2,174)
Amounts reclassified from accumulated other comprehensive income (4)	706	—	1,104	—
Other comprehensive loss, net of tax	(1,963)	(148)	(2,202)	(2,174)
Ending balance	(7,079)	(4,148)	(7,079)	(4,148)

Total accumulated other comprehensive loss	$(24,465)	$(31,860)	$(24,465)	$(31,860)

(1) During the three-month period ended March 31, 2019, the Company recorded an adjustment reducing retained earnings and contract assets by $0.2 million to correct an error in the adoption of ASC 606.

(2) For the three-months ended September 30, 2020 and 2019, amount represents routine amortization of actuarial gains and losses in net periodic benefit cost and other activity of less than $0.1 million, net of less than $0.1 million tax benefit. For the nine-months ended September 30, 2020, amount represents the settlement of the ISS Pension Plan in the first quarter of 2020 of $0.4 million, net of $0.1 million tax benefit, and routine amortization of actuarial gains and losses in net periodic benefit cost and other activity of less than $0.1 million, net of less than $0.1 million tax benefit. For the nine-months ended September 30, 2019, amount represents the settlement of the Lydall Pension Plan in the second quarter of 2019 of $19.0 million, net of $11.5 million tax benefit, and routine amortization of actuarial losses in net periodic benefit cost during the first five months of fiscal year 2019 prior to the plan termination of $0.4 million, net of $0.1 million tax benefit.

(3) Amount represents unrealized losses on the fair value of hedging activities, net of tax benefits of $0.8 million and less than $0.1 million for the three-month periods ended September 30, 2020 and 2019, respectively, and $1.0 million and $0.7 million for the nine-month periods ended September 30, 2020 and 2019, respectively.

(4) Amounts represents the impact of de-designation of the interest rate swap agreement, net of tax expenses of $0.2 million and $0.3 million, for the three-month and nine-month periods ended September 30, 2020, respectively.

18. Subsequent Events

On October 14, 2020, the Company amended its 2018 Credit Agreement to allow certain restructuring and other charges, as defined by the amendment, to be excluded from EBITDA in the calculation of the Company's modified financial covenants.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview and Outlook

Business

Lydall, Inc. and its subsidiaries (collectively, the “Company” or “Lydall”) design and manufacture specialty engineered nonwoven filtration media, industrial thermal insulating solutions, and thermal and acoustical barriers for filtration/separation and heat abatement and sound dampening applications. The Company principally conducts its business through three reportable segments: Performance Materials, Technical Nonwovens and Thermal Acoustical Solutions, with sales globally. The Performance Materials ("PM") segment includes filtration media solutions primarily for air, fluid power, life science and industrial applications (“Filtration”), and gasket and sealing solutions, thermal insulation, energy storage, and other engineered products (“Sealing and Advanced Solutions”). The Technical Nonwovens ("TNW") segment consists of Industrial Filtration products that include nonwoven rolled-goods felt media and filter bags used primarily in industrial air and liquid filtration applications as well as Advanced Materials products that include nonwoven rolled-good media that is used in other commercial applications and predominantly serves the geosynthetics, automotive, industrial, and medical markets. Advanced Materials products also include automotive rolled-good material for use in the Thermal Acoustical Solutions segment manufacturing process. Nonwoven filter media is used to satisfy increasing emission control regulations in a wide range of industries, including power, cement, steel, asphalt, incineration, food, and pharmaceutical. The Thermal Acoustical Solutions ("TAS") segment offers innovative engineered products to assist in noise and heat abatement within the transportation and industrial sectors.

Recent Developments - COVID-19

The impact of the novel strain of the coronavirus (“COVID-19”) has grown throughout the world, including in all global and regional markets served by the Company. During 2020, governmental authorities implemented numerous measures attempting to contain and mitigate the effects of COVID-19, including travel bans and restrictions, quarantines, social distancing orders, shelter in place orders and shutdowns of non-essential activities. The Company’s manufacturing facilities are located in areas that have been affected by the pandemic and shutdowns. Certain Company facilities in the United States, Europe and Asia carried out shutdowns as a result of government-imposed restrictions or in conjunction with customer plant closures during the first quarter. The Company’s Asia facilities resumed operations in late February and other facilities ramped back up moderately, in line with customer demand, during the second quarter. In the third quarter, the Company has seen a stronger recovery in its Performance Materials segment, specifically in its Filtration business, and in the Thermal Acoustical Solutions and Technical Nonwovens segments as discussed below.

Performance Materials (“PM”) Developments

Performance Materials sales were down 4.6% in the first half of 2020 from the comparative period in 2019 with incremental demand for specialty filtration media products more than offset by softer demand in the Sealing and Advanced Solutions business. PM’s Filtration sales continued to be very strong in the third quarter, up approximately 37.8% from the comparative period in the prior year, led by continued demand for fine fiber meltblown media used in personal protective equipment such as N95 respirators and surgical and medical masks. This demand is expected to moderate into the fourth quarter and expected to be down slightly on a sequential basis due to normal seasonality. Weaker demand in automotive, agricultural, and construction equipment markets resulted in a sales decline of approximately 1.7% in the Sealing and Advanced Solutions business in the third quarter of 2020 from the comparative period in 2019.

As a result of continued strong demand for filtration products, the Company approved investments to add two production lines in Performance Materials’ Rochester facility for the production of fine fiber meltblown filtration media used in the N95 respirator and surgical and medical masks. In addition, the Company reached an agreement with the U.S. Government that provides partial funding of the investments in the production lines in addition to funding for other technical resources.

In the third quarter of 2020, the Company announced an investment in a new fine fiber meltblown production line in its French facility to support the European Union face mask production and air filter production in the fight against COVID-19. This investment is being partially funded by the French Government.

In the third quarter, the Company initiated actions to close underperforming operating locations in Europe and discontinue production of a lower efficiency air filtration media product and, in turn, fully depreciated the supporting machinery and equipment in North America. These actions are part of the Company's ongoing assessment of underperforming assets and focus of resources on the significant investments to expand fine fiber meltblown production. These actions are expected to be completed in 2021 and projected to improve overall segment margin performance beginning in 2021. For additional information, see Note 12, "Restructuring".

Technical Nonwovens (“TNW”) Developments

During the first half of 2020, TNW experienced slowdowns in all geographic locations; predominantly in its facilities in South Carolina, the United Kingdom, and China. TNW’s Texel business in Canada, however, is a leading supplier of nonwoven products used in the production of healthcare applications including medical wipes, pads, and gowns. In response to the COVID-19 pandemic, the Company re-prioritized its manufacturing capabilities in North America and Europe to focus on serving customers for these products.

TNW’s sales in the first half of 2020 declined 18.8% from the comparable period in 2019 on generally slower demand in industrial end markets globally. In the third quarter of 2020, sales increased 12.5% on a sequential basis from the previous quarter but decreased 8.5% compared to the prior year quarter. Softer industrial end markets and lower sales into automotive applications resulted in the year-over-year sales declines in the quarter. Third quarter 2020 sales were down 10.0% in Industrial Filtration and 6.8% in Advanced Materials businesses from the same period in the previous year.

Thermal Acoustical Solutions (“TAS”) Developments

As previously disclosed, the Company ramped-down its TAS operations in North Carolina in the United States, as well as in France and Germany, coinciding with the shutdown of its major automotive customers' facilities in those regions beginning in late March 2020. During the first half of 2020, TAS sales decreased 35.4% from prior year, heavily impacted by customer shutdowns during March, April, and May. TAS began to ramp-up production in mid-second quarter of 2020 in North America and Europe as customers began to re-open their plants in these regions. During the third quarter 2020, part sales were down 0.8% from the previous year as TAS continued to see stronger demand in North America and Europe with sales increasing significantly compared to second quarter 2020.

As customer demand increased in North America, the Company began to experience an increase of COVID-19 cases, particularly at its North American operation, resulting in workforce shortages and other operational inefficiencies causing higher overtime, outsourcing costs, and logistics costs. In addition, recent recoveries in the manufacturing industries are causing higher commodity pricing in North America. In late third quarter 2020, as a result of labor shortages and operational inefficiencies directly related to COVID-19, TAS was unable to manufacture parts timely, resulting in customer production line stoppages. In early October 2020, due to the unforeseen and unforeseeable nature of the COVID-19 pandemic, which is out of the Company’s control, the Company invoked force majeure or commercial impracticability as legal excuse for delayed performance of contracts and defense to any claim that may be asserted by customers. A recent resurgence of cases in that same facility has caused the Company to expand its declaration of force majeure or commercial impracticability to other impacted customers. The Company has taken various actions to resolve these issues and expects TAS to continue to incur incremental costs in the fourth quarter of 2020.

Looking Forward

The continuation of the ramp-up of production is dependent on customer demand and no additional outbreaks of COVID-19 that could cause a major slowdown in demand impacting the Company’s ability to operate because of government mandates, employee illnesses or other related unforeseen events. The Company anticipates the global automotive industry will continue to stabilize in the fourth quarter, but fourth quarter volumes are expected to be lower than the comparative 2019 period as a result of the global economic slowdown caused by the COVID-19 pandemic. New vehicle sales are highly dependent on the strength of the consumer. If unemployment remains at higher levels, new vehicle sales could be significantly lower than historical and previously projected sales levels. The Company expects workforce shortages directly driven by COVID-19 to continue into the fourth quarter for the TAS segment. The Company also expects to face continued headwinds in PM’s sealing businesses but stronger demand for filtration products is expected to offset this decline. Additionally, the Company expects seasonally strong construction activity, which drives demand for geosynthetic products, to decline as winter approaches and continued softness in industrial end markets in its Technical Nonwovens segment in the fourth quarter of 2020.

Liquidity and Cash Preservation

The Company continued to experience working capital cash flow improvements through September 30, 2020 generating $74.6 million in cash from operating activities. As the Company continues to ramp up production and invest in new fine fiber meltblown production equipment to meet customer demand, the Company expects cash outflows to support working capital requirements and capital projects.

During the nine months of 2020, the Company took significant measures to reduce its overall cash expenditures, including the furlough or lay-off of hourly/salary plant workers and select furloughs of corporate and other salaried employees, deferred company contributions to its pension plans and matching contributions under the Company's 401(k) defined contribution plan, reduction of purchase obligations for raw materials and reduction/delay of non-critical capital spending. As a result, the Company reduced its monthly cash expenditures. The Company may elect to continue certain actions if the COVID-19 pandemic continues.

In addition, the Company has taken advantage of specific benefits, including wage recovery provided by social programs in Europe and China and deferred domestic employer tax in the U.S. through the Coronavirus Aid, Relief and Economic Security (“CARES”) Act. Through September 30, 2020, the Company benefited from $2.0 million in social cost reimbursements predominately in Europe and China. The Company may pursue, wherever it qualifies, governmental assistance and take advantage of governmental programs. The Company cannot guarantee, however, that it will qualify for, or receive, any additional assistance that it pursues.

As noted above, the Company reached an agreement with the U.S. Government in June 2020 that provides funding to cover a portion of the cost to install two new production lines for the production of meltblown material for N95 respirator, surgical and medical masks and for other technical resources. The Company will receive monthly payments in accordance with the agreement to fund up to $13.5 million. Additionally, the Company has a tentative agreement with the French Government to fund up to 30% of the Company’s investment in its facility in France supporting the European Union face mask production and air filter production.

In addition to the significant measures taken to reduce and contain costs, the Company took actions in March 2020 to provide additional liquidity, primarily including a $20.0 million draw down on its amended credit facility. On May 11, 2020, the Company entered into an amended credit agreement (see Note 6, "Long-term Debt and Financing Arrangements" for the key amended terms and conditions) to modify certain financial maintenance covenants, at least one of which the Company expected to fail during the second quarter of 2020 as a result of the impact of COVID-19. On October 14, 2020, the Company amended its 2018 Credit Agreement to allow certain restructuring and other charges, as defined by the amendment, to be excluded from EBITDA in the calculation of the Company's financial covenants. The Company was in compliance with those modified financial covenants as of and for the three-month period ended September 30, 2020, and management does not anticipate noncompliance in the foreseeable future.

Through September of 2020, the Company generated $74.6 million of net cash provided by operations and had cash on hand of $122.0 million as of September 30, 2020. The Company continues to maintain the necessary capital to meet its debt obligations and interest payments. As previously disclosed in late 2019, the Company entered into arrangements with a banking institution to sell trade accounts receivable balances for selected customers. The Company continues to sell trade accounts receivable balances under these arrangements. See Transfer of Financial Assets under Note 1, “Basis of Financial Statement Presentation” for more information.

The spread of COVID-19 and the measures taken to constrain the spread of the virus have had, and will continue to have, a material negative impact on the Company’s financial results, and such negative impact may continue well beyond the containment of such outbreak. There is inherent uncertainty in the assumptions the Company uses to estimate its future liquidity due to the impact of the COVID-19 outbreak. In addition, the magnitude, duration, and speed of the global pandemic is uncertain. Consequently, the impact on the Company's business, financial condition or longer-term financial or operational results is uncertain. However, management believes, based on the actions taken to reduce cash expenditures and the Company’s financial position, that net cash provided by operations combined with its cash and cash equivalents and borrowing availability under its Credit Facility will be sufficient to fund its current obligations, capital spending, debt service requirements and working capital needs over at least the next twelve months.

Steps Taken to Protect Employees

The Company continues to monitor the global outbreak and spread of COVID-19 and take steps to mitigate the potential risks to the Company and its employees posed by the spread, related circumstances, and economic impacts of COVID-19. As the Company brings employees back to work, it has implemented changes to help ensure the safety and health of all its employees and continues to assess and update its business continuity plans in the context of this pandemic. The Company established the Lydall Emergency Preparedness Team (“LEPT”), implementing strict travel restrictions, enforcing rigorous hygiene protocols, increasing sanitization efforts at all facilities and implementing remote working arrangements for the majority of its employees who work outside the plants. The Company will continue its work to ensure it maintains a safe and healthy work environment and continue to allow remote working arrangements as long as necessary where appropriate.

Third Quarter 2020 Highlights

Below are financial performance highlights for the three-month period ended September 30, 2020 compared to the three-month period ended September 30, 2019:

•Net sales were $207.1 million in the third quarter of 2020, compared to $205.3 million in the third quarter of 2019, an increase of $1.8 million, or 0.9%, driven by $7.8 million in higher sales in the Company's Performance Materials segment, resulting from higher demand in filtration products for face mask media in response to the COVID-19 pandemic, partially offset by lower sales in the Company's Technical Nonwovens and Thermal Acoustical Solutions segments. The change in consolidated net sales is summarized in the following table:

Components (in thousands)	Change in Net Sales	Percent Change
Parts volume and pricing change	$648	0.3%
Change in tooling sales	(1,827)	(0.9)%
Foreign currency translation	2,990	1.5%
Total	$1,811	0.9%

•Gross margin increased to 18.3% for the three-month period ended September 30, 2020 as compared to 17.7% in the corresponding period in 2019. The Performance Materials segment favorably impacted consolidated gross margin by approximately 330 basis points, primarily due to favorable product mix, driven by increased demand for face mask media in response to the COVID-19 pandemic and higher liquid filtration sales, combined with favorable raw material commodity and production costs, and lower overhead costs. Gross margin from the Thermal Acoustical Solutions segment adversely impacted consolidated gross margin by approximately 160 basis points due to labor shortages and operating inefficiencies directly related to an increase in COVID-19 cases in its North American facility, resulting in higher freight and temporary labor expenses in order to meet larger OEM customers' demands. The Technical Nonwovens segment adversely impacted consolidated gross margin by approximately 110 basis points due to unfavorable overhead absorption on lower segment net sales combined with unfavorable product mix.

•Operating loss was $(9.3) million for the three-month period ended September 30, 2020 compared to operating income of $7.4 million in the corresponding period in 2019. The operating loss was driven by restructuring charges of $15.0 million primarily in the Performance Materials segment and significant operating inefficiencies in the Company's Thermal Acoustical Solutions segment as noted above. The following expenses adversely impacted operating income for the third quarters of 2020 and 2019:

	For the Three Months Ended September 30, 2020
Components (in thousands except per share amounts)	Operating Income Impact	Pre-tax EPS Impact	Tax Effect EPS Impact (1)	Net EPS Impact
PM restructuring expenses	$(14,984)	$(0.86)	$0.21	$(0.65)

	For the Three Months Ended September 30, 2019
Components (in thousands except per share amounts)	Operating Income Impact	Pre-tax EPS Impact	Tax Effect EPS Impact (1)	Net EPS Impact
TNW restructuring expenses	$(117)	$(0.01)	$0.00	$(0.01)

(1) Tax expense represents the statutory tax rate in the jurisdiction in which the expense was incurred.

•The net loss was $(11.7) million, or $(0.67) per diluted share, for the three-month period ended September 30, 2020 compared to net income of $3.0 million, or $0.17 per diluted share, in the corresponding period in 2019.

•Cash was $122.0 million at September 30, 2020, compared to $51.3 million at December 31, 2019. Net cash provided by operations was $74.6 million for the nine-month period ended September 30, 2020 compared to $63.0 million in the corresponding period in 2019, with the improvement primarily driven by increases in payable days across the Company's operations. On October 14, 2020, the Company amended its 2018 Credit Agreement to allow certain restructuring and other charges, as defined by the amendment, to be excluded from EBITDA in the calculation of the

Company's modified financial covenants. See Note 6. "Long-term Debt and Financing Arrangements" to the Condensed Consolidated Financial Statements for highlights of the key amended terms and conditions.

Results of Operations

All of the following tabular comparisons are for the three-month and nine-month periods ended September 30, 2020 and 2019, unless otherwise indicated.

Net Sales

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
In thousands	2020	2019	Percent Change	2020	2019	Percent Change
Net sales	$207,085	$205,274	0.9%	$553,772	$644,110	(14.0)%

Net sales for the three-month period ended September 30, 2020 increased by $1.8 million, or 0.9%, compared to the third quarter of 2019. This increase was primarily driven by an increase in Performance Materials segment sales of $7.8 million, or 3.8% of consolidated net sales, related to higher net sales of filtration products on higher demand in the air filtration market in response to the COVID-19 pandemic. This increase was partially offset by lower sealing and advanced solutions sales as large OEM customers continued to ramped-up production. The increase in Performance Materials segment sales was partially offset by a $5.4 million decrease, or 2.6% of consolidated sales, in the Technical Nonwovens segment, driven primarily by softness in industrial end markets, primarily air filtration, in North American and Europe. Additionally, the Thermal Acoustical Solutions segment reported a decrease in net sales of $2.4 million, or 1.2% of consolidated net sales, primarily due to lower tooling sales of $1.8 million and lower net parts sales of $0.6 million, as the Company continues to ramp-up production in line with it's large OEM customers. Foreign currency translation favorably impacted net sales by $3.0 million, or 1.5% of consolidated net sales.

Net sales for the nine-month period ended September 30, 2020 decreased by $90.3 million, or 14.0%, compared to the corresponding period in 2019. This decrease was primarily due to lower net parts sales of $61.1 million, or 9.5% of consolidated net sales, in the Thermal Acoustical Solutions segment, driven by temporary plant ramp downs across all of its operations in the first half of 2020 due to large OEM customer shutdowns resulting from the COVID-19 pandemic, and lower net tooling sales of $7.6 million. The Technical Nonwovens segment reported a decrease in net sales of $30.7 million, or 4.8% of consolidated net sales, driven primarily by the global softness in industrial end markets, primarily air filtration. The Performance Materials segment reported an increase in net sales of $1.8 million, or 0.3% of consolidated net sales, driven by increased net sales in filtration as demand increased in the air filtration market for face mask media in response to the COVID-19 pandemic, partially offset by decreased sealing and advanced solutions sales related to large OEM customer shutdowns beginning in mid-March due to COVID-19. Foreign currency translation had a negative impact on net sales of $1.2 million, or 0.2% of consolidated net sales.

Cost of Sales

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
In thousands	2020	2019	Percent Change	2020	2019	Percent Change
Cost of sales	$169,155	$168,918	0.1%	$448,856	$520,423	(13.8)%

Cost of sales for the three-month period ended September 30, 2020 increased by $0.2 million, or 0.1%, compared to the corresponding period in 2019. The increase was primarily driven by a significant increase in variable overhead costs, principally in the Thermal Acoustical Solutions segment related to higher costs associated with COVID-19, primarily in the Company's North American plant, and, to a lesser extent, in the Technical Nonwovens segment related to unfavorable overhead costs on lower volume. Additionally, higher net sales in the Performance Materials segment due to higher demand for face mask media in response to COVID-19 contributed to the higher cost of sales. The increase in cost of sales was partially offset by lower net sales in the Technical Nonwovens and Thermal Acoustical Solutions segments and lower raw material commodity and production costs across all segments, coupled with favorable product mix in the Performance Materials and Thermal Acoustical Solutions segments. Foreign currency translation increased cost of sales by $2.5 million, or 1.5%, in the third quarter of 2020 compared to the third quarter of 2019.

Cost of sales for the nine-month period ended September 30, 2020 decreased by $71.6 million, or 13.8%, compared to of the corresponding period in 2019. The decrease was driven by lower net sales across all segments, primarily due to plant ramp downs in the Thermal Acoustical Solutions segment as noted above and, to a lesser extent, the Technical Nonwovens segment due to the COVID-19 pandemic. In addition, lower raw material commodity and production costs across all segments contributed to lower cost of sales. These decreases to cost of sales were partially offset by higher overhead costs in the Thermal Acoustical Solutions and Technical Nonwovens segments due to the drivers noted above, combined with unfavorable product mix, primarily in the Thermal Acoustical Solutions segment resulting from lower fibers sales related to the sunsetting of major platforms in the second half of 2019 with select OEM manufacturers. Foreign currency translation decreased cost of sales by $1.1 million, or 0.2%, in the first nine months of 2020 compared to the first nine months of 2019.

Gross Profit

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
In thousands	2020	2019	Percent Change	2020	2019	Percent Change
Gross profit	$37,930	$36,356	4.3%	$104,916	$123,687	(15.2)%
Gross margin	18.3%	17.7%		18.9%	19.2%

Gross margin for the three-month period ended September 30, 2020 increased 60 basis points compared to the corresponding period in 2019. The Performance Materials segment favorably impacted consolidated gross margin by approximately 330 basis points, primarily due to favorable product mix, driven by higher demand for face mask media in response to the COVID-19 pandemic and increased liquid filtration sales, combined with favorable customer pricing, and raw material commodity and production costs. The Thermal Acoustical Solutions segment adversely impacted consolidated gross margin by approximately 160 basis points driven by higher COVID-19-related costs as noted above. The Technical Nonwovens segment negatively impacted consolidated gross margin by approximately 110 basis points due to unfavorable overhead absorption on reduced segment net sales combined with unfavorable product mix in the third quarter of 2020 compared to the third quarter of 2019.

Gross margin for the for the nine-month period ended September 30, 2020 decreased 30 basis points compared to the corresponding period in 2019. The Thermal Acoustical Solutions segment negatively impacted consolidated gross margin by approximately 300 basis points driven by the significant reduction in segment net sales due to the COVID-19 pandemic and higher COVID-19-related costs in the third quarter of 2020. The Performance Materials segment favorably impacted consolidated gross margin by approximately 290 basis points due to the drivers noted above while the Technical Nonwovens segment had a minimal impact on consolidated gross margin in the first nine months of 2020 compared to the corresponding period in 2019.

Selling, Product Development and Administrative Expenses

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
In thousands	2020	2019	Percent Change	2020	2019	Percent Change
Selling, product development and administrative expenses	$32,227	$28,909	11.5%	$95,418	$94,011	1.5%
Percentage of sales	15.6%	14.1%		17.2%	14.6%

Selling, product development and administrative expenses for the three-month period ended September 30, 2020 increased $3.3 million, or 150 basis points as a percentage of net sales, compared to the corresponding period in 2019. The increase in selling, product development and administrative expenses were driven by higher compensation-related expenses of $2.6 million, higher consulting costs of $0.6 million, and an increase in other general administrative costs of $0.9 million. These increases were partially offset by lower travel expenses of $0.8 million.

Selling, product development and administrative expenses for the nine-month period ended September 30, 2020 increased $1.4 million, or 260 basis points as a percentage of net sales, compared to the corresponding period in 2019. The increase in selling, product development and administrative expenses were driven by higher compensation-related expenses of $3.7 million and higher strategic initiatives expenses of $1.9 million. These increases were partially offset by lower salaries expenses of $1.7 million, lower travel expenses of $1.2 million, lower consulting expenses of $0.5 million, and a decrease in other general administrative costs of $0.8 million.

Impairment of Goodwill and Other Long-Lived Assets

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
In thousands	2020	2019	Dollar Change	2020	2019	Dollar Change
Impairment of goodwill and other long-lived assets	$—	$—	$—	$61,109	$—	$61,109

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

As a result of the COVID 19 pandemic and the Company's action plan to address the risks associated with it, the Company accelerated certain strategic actions. One such action was a review of an underperforming European plant within the Performance Materials segment. As a result of a strategic shift regarding this plant, the Company performed an impairment assessment on the long-lived assets of the plant. The impairment test concluded that the asset group was not recoverable, and the Company then determined that carrying value of the asset group exceeded its fair value and recorded a long-lived asset impairment charge of $12.4 million.

Restructuring Expenses

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
In thousands	2020	2019	Dollar Change	2020	2019	Dollar Change
Restructuring expenses	$14,984	$—	$14,984	$14,984	$—	$14,984

During the third quarter of 2020, the Company’s Performance Materials segment undertook actions to discontinue production of a lower efficiency air filtration media product and, in turn, fully depreciated the supporting machinery and equipment in North America and consolidated certain product lines and began exiting underperforming facilities in Europe. These restructuring activities, which are projected to conclude in the first half of 2021, are expected to reduce operating costs, increase production efficiency and enhance the Company’s flexibility by better aligning its manufacturing operations with the segment's customer base. Accordingly, the Company expects to record pre-tax expenses of approximately $17.0 to $20.0 million, primarily related to severance and employee retention expenses, in connection with these restructuring activities, of which approximately $11.5 to $14.5 million are expected to result in cash expenditures. The Company incurred non-cash expenditures of approximately $5.5 million which consisted of fully depreciating and/or amortizing long-lived assets and, to a lesser extent, writing-off inventory.

In North America, the Company decided to shut down two underperforming nonwoven manufacturing carded lines and ancillary equipment, originally acquired in 2018, that served commercial and residential HVAC markets with low to medium efficiency air filtration media. The Company experienced lower demand as a result of COVID-19, which accelerated a market shift from lower efficiency air filtration media to higher performance rated air filtration media. As a result, the Company recorded a pre-tax restructuring charge of $5.4 million, primarily due to accelerated depreciation of property, plant and equipment and other intangible assets.

The Company undertook actions to consolidate global production facilities in the Sealing and Advanced Solutions business from five facilities to four, resulting in the closure of an underperforming facility in Germany. In addition, the Company decided to close a small volume membrane filtration production facility in the Netherlands. As a result of the two facility closures in Europe, the Company recorded pre-tax restructuring charges of $9.6 million consisting of severance costs, legal expenses and inventory write-offs. The Company expects to generate annualized savings of $5.0 million to $6.0 million. See Note 12, "Restructuring" for additional information.

Employee Benefit Plans Settlement Expenses

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
In thousands	2020	2019	Dollar Change	2020	2019	Dollar Change
Employee benefit plans settlement expenses	$—	$186	$(186)	$385	$25,701	$(25,316)

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

Interest Expense

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
In thousands	2020	2019	Percent Change	2020	2019	Percent Change
Interest expense	$4,537	$3,666	23.8%	$11,870	$11,025	7.7%
Weighted average interest rate	6.2%	4.4%		5.2%	4.3%

The increase in interest expense for the three and nine-month periods ended September 30, 2020 compared to the corresponding period in 2019 was due to higher interest rates related to the amendment of the Company's Facility in the second quarter of 2020, partially offset by reduction to interest expense due to the favorable interest rate differential between the U.S. dollar and Euro related to the net investment hedge the company entered into in the fourth quarter of 2019.

Other (Income) Expense, net

	For the Three Months Ended September 30,			For the Nine Months Ended September 30,
In thousands	2020	2019	Dollar Change	2020	2019	Dollar Change
Other expense (income), net	$276	$(885)	$1,161	$106	$(1,359)	$1,465
Other expense (income), net, was unfavorable for the three-month period ended September 30, 2020 compared to the corresponding 2019 period primarily due to the absence of a gain of $0.6 million recognized for a change in estimate of the contingent purchase price of the 2018 PCC acquisition and higher foreign currency losses recognized on the revaluation of cash, trade payables and receivables and intercompany loans denominated in currencies other than the functional currencies of the Company's subsidiaries.
Other expense (income), net, was unfavorable for the nine-month period ended September 30, 2020 compared to the corresponding 2019 period primarily due to the absence of the $1.5 million gain on the sale of a business that occurred in the second quarter of 2019 and a gain of $0.7 million recognized for a change in estimate of the contingent purchase price of the PCC acquisition in the first nine months of 2019. Additionally, 2020 included higher foreign currency losses recognized on the revaluation of cash, trade payables and receivables and intercompany loans denominated in currencies other than the functional currencies of the Company's subsidiaries.

Income Taxes

For the three-month period ended September 30, 2020, the Company's effective tax rate was 16.6% compared to an effective tax rate of 35.1% for the three-month period ended September 30, 2019. For the three months ended September 30, 2020, the rate was negatively impacted by valuation allowance activity of $2.0 million, offset by a state tax benefit of $0.8 million. resulting in a lower effective tax rate when in a pre-tax loss position. For the three months ended September 30, 2019, the effective tax rate was negatively impacted by losses in jurisdictions in which no tax benefit can be recognized.

For the nine-month period ended September 30, 2020, the Company's effective tax rate was 6.3% compared to an effective tax rate of 97.0% for the nine-month period ended September 30, 2019. For the nine months ended September 30, 2020, the Company had a pre-tax loss primarily resulting from impairment charges of $61.1 million. The impairment charges significantly impacted the Company's effective tax rate because $48.7 million of the impairment charges related to non-deductible goodwill, resulting in a low effective tax rate for the nine months ended September 30, 2020 when in a pre-tax loss position. Additionally, the effective rate was negatively impacted by valuation allowance activity of $2.7 million. For the nine-month period ended September 30, 2019, the Company recorded a tax benefit of $5.5 million primarily driven by $10.5 million of tax benefit related to the pension plan settlement. Excluding the tax benefit of the pension plan settlement, the Company's effective tax rate for the nine months ended September 30, 2019 was 25.2%. This was negatively impacted by $1.8 million from losses in jurisdictions in which no tax benefit can be recognized, partially offset by the Company's geographical mix of earnings.

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

On July 20, 2020, the U.S. Treasury Department and IRS released T.D. 9902 final regulations for publication in the Federal Register related to the global intangible low-taxed income (“GILTI”) high-tax exception. The final regulations largely adopt the framework of the 2019 proposed regulations, with certain key departures. The most significant departures are that an election to apply the GILTI high-tax exception may be made annually instead of once every five years, and that the calculation is made with respect to each “tested unit” of a controlled foreign corporation, rather than on a qualified business unit by qualified business unit basis. The company has evaluated the final regulations and included the impacts of these changes in the Company’s third quarter financial statements.

Segment Results

The following tables present segment net sales and operating income for the primary product and service categories for the three-month and nine-month periods ended September 30, 2020 and September 30, 2019, respectively.

Net sales by segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In thousands	2020	2019	2020	2019
Performance Materials Segment:
Filtration	$30,899	$22,427	$86,422	$71,093
Sealing and Advanced Solutions	36,918	37,573	105,088	118,589
Performance Materials Segment net sales	67,817	60,000	191,510	189,682

Technical Nonwovens Segment (1):
Industrial Filtration	29,643	32,935	90,425	114,005
Advanced Materials (2)	28,866	30,977	77,494	84,591
Technical Nonwovens Segment net sales	58,509	63,912	167,919	198,596

Thermal Acoustical Solutions Segment:
Parts	79,687	80,309	189,456	250,591
Tooling	5,836	7,617	17,276	24,920
Thermal Acoustical Solutions Segment net sales	85,523	87,926	206,732	275,511

Eliminations and Other (2)	(4,764)	(6,564)	(12,389)	(19,679)
Consolidated Net Sales	$207,085	$205,274	$553,772	$644,110

Operating income (loss) by segment:

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
In thousands	2020	2019	2020	2019
Performance Materials (3)	$(6,759)	$712	$(58,257)	$5,474
Technical Nonwovens (1),(2),(4)	5,061	7,165	15,558	19,743
Thermal Acoustical Solutions	1,174	5,022	517	21,870
Corporate Office Expenses	(8,757)	(5,452)	(24,413)	(17,411)
Consolidated Operating Income	$(9,281)	$7,447	$(66,595)	$29,676

(1)The Technical Nonwovens segment includes the results of Geosol through the date of disposition of May 9, 2019.
(2)Included in the Technical Nonwovens segment and Eliminations and Other is the following:
•$3.9 million and $4.3 million of intercompany sales to the Thermal Acoustical Solutions segment for the three-month periods ended September 30, 2020 and 2019, respectively.
•$10.2 million and $13.6 million of intercompany sales to the Thermal Acoustical Solutions segment for the nine-month periods ended September 30, 2020 and 2019, respectively.
(3)Included in the Performance Materials segment is the following:
•$61.1 million of impairment charges related to goodwill and other long-lived assets for the nine-month period ended September 30, 2020.
•$14.8 million restructuring charges for the three and nine-month periods ending September 30, 2020.
•$4.0 million and $4.1 million of intangible assets amortization for the three-month periods ended September 30, 2020 and 2019, respectively.
•$11.9 million and $12.2 million of intangible assets amortization for the nine-month periods ended September 30, 2020 and 2019, respectively.

(4)Included in the Technical Nonwovens segment is the following:
•$1.2 million and $1.3 million of intangible assets amortization for the three-month periods ended September 30, 2020 and 2019, respectively.
•$3.5 million and $3.8 million of intangible assets amortization for the nine-month periods ended September 30, 2020 and 2019, respectively.

Performance Materials

Segment net sales increased $7.8 million in the third quarter of 2020 compared to the third quarter of 2019. The increase was primarily driven by higher net sales in filtration of $8.5 million as demand increased in the air filtration market for face mask media in response to the COVID-19 pandemic. This increase was partially offset by lower sealing and advanced solutions net sales of $0.7 million as these products partially serve the automotive industry and were impacted by lower demand as automotive customers continued to ramp-up production following shutdowns in the first half of 2020 related to COVID-19. Foreign currency translation positively impacted segment net sales by $0.9 million, or 1.6%.

The Performance Materials segment reported an operating loss of ($6.8) million in the third quarter of 2020, compared to operating income of $0.7 million in the third quarter of 2019. The decrease in operating income of $7.5 million was primarily driven by segment restructuring charges of $14.8 million in the third quarter of 2020. This decrease was partially offset by an improvement in segment gross margin of 780 basis points, primarily related to favorable product mix from increased demand for face mask media, combined with lower material commodity and production costs. Additionally, selling, product development and general administrative expenses decreased $0.3 million, or 280 basis points as a percent of segment net sales, primarily driven by lower travel expenses of $0.4 million, lower salaries of $0.2 million, lower bad debt expense of $0.2 million, and reduced other general administrative costs of $0.1 million. These decreases were partially offset by increased accrued cash incentive compensation of $0.6 million.

Segment net sales increased $1.8 million for the nine-month period ended September 30, 2020 compared to the corresponding period in 2019. The increase was driven by the drivers noted above. Foreign currency translation had a marginal impact on segment net sales in the first nine months of 2020 compared to the first nine months of 2019.

The Performance Materials segment reported an operating loss of ($58.3) million for the nine-month period ended September 30, 2020, compared to operating income of $5.5 million for the corresponding 2019 period. The decrease in operating income of $63.7 million was primarily driven by goodwill and other long-lived asset impairment charges of $61.1 million in the first quarter of 2020 and segment restructuring charges of $14.8 million in the third quarter of 2020. This decrease was partially offset by an improvement in segment gross margin of 460 basis points, primarily due to favorable product mix driven by increased demand for face mask media, lower material commodity and production costs, lower fixed overhead costs from savings driven by the fourth quarter 2019 reduction-in-force program, and lower depreciation expense related to the asset-write off in one of the segment's European plants in the first quarter of 2020. Additionally, selling, product development and general administrative expenses decreased $2.9 million, or 170 basis points as a percent of segment net sales, primarily driven by decreased travel, consulting, and salaries expenses, partially offset by increased accrued cash incentive compensation.

Technical Nonwovens

Segment net sales decreased $5.4 million, or 8.5%, in the third quarter of 2020 compared to the third quarter of 2019. Industrial filtration net sales decreased $3.3 million, or 10.0%, driven by soft industrial end markets, primarily air filtration, in North America and Europe, as a result of the COVID-19 pandemic. Advanced materials net sales decreased $2.1 million, or 6.8%, in the third quarter of 2020 compared to the third quarter of 2019, driven primarily by lower geosynthetic product demand in Canada. Foreign currency translation positively impacted segment net sales by $0.8 million, or 1.2%.

The Technical Nonwovens segment reported operating income of $5.1 million, or 8.6% of segment net sales, in the third quarter of 2020, compared to $7.2 million, or 11.2% of net segment sales, in the third quarter of 2019. The decrease in operating income of $2.1 million was primarily driven by lower sales adversely impacting operating margin by 260 basis points. The decrease in operating margin was primarily driven by a decrease in gross margin of 180 basis points, primarily related to reduced customer pricing, unfavorable product mix, and unfavorable absorption on overhead costs, partially offset by lower material commodity and productivity costs. Selling, product development and general administrative expenses were flat with prior year with an increase in compensation costs offset by lower travel costs.

Segment net sales decreased $30.7 million, or 15.4%, in the first nine months of 2020 compared to the first nine months of 2019. Foreign currency translation had a negative impact on segment net sales of $1.3 million, or 0.7%, in the first nine months of 2020 compared to the corresponding period in 2019. Industrial filtration net sales decreased $23.6 million, or 20.7%, driven by soft global industrial end markets across all regions as a result of the COVID-19 pandemic, coupled with the negative impact of foreign currency. Advanced materials net sales decreased $7.1 million, or 8.4%, driven by $3.4 million in lower sales of automotive rolled-good material due to the plant ramp-downs in the first half of 2020 caused by COVID-19, coupled with lower geosynthetic product demand in Canada.

The Technical Nonwovens segment reported operating income of $15.6 million, or 9.3% of segment net sales, in the first nine months of 2020, compared to $19.7 million, or 9.9% of segment net sales, in the first nine months of 2019. The decrease in operating income of $4.2 million was driven by lower sales volume due to the COVID-19 pandemic, resulting in operating margin erosion of 60 basis points. The decrease in operating margin was primarily driven by higher selling, product development and general administrative expenses of 70 basis points, as a percentage of segment net sales, partially offset by improved gross margin of 10 basis points, as a percentage of segment sales. The gross margin improvement was primarily driven by lower raw material commodity costs and favorable product mix in North America related to personal protective equipment, partially offset by higher labor and variable overhead costs. The increase in selling, product development and general administrative expenses, as a percentage of segment net sales, was primarily due to the $30.7 million reduction in sales, but was partially offset by decreased expenses of $1.9 million, primarily driven by lower salaries expenses of $0.8 million, a decrease in travel expenses of $0.6 million, lower intangible amortization expense of $0.3 million, and lower other general administrative costs of $0.2 million.

Thermal Acoustical Solutions

Segment net sales decreased $2.4 million, or 2.7%, in the third quarter of 2020 compared to the third quarter of 2019. This decrease was primarily due to lower tooling sales of $1.8 million and, to a lesser extent, lower net parts sales of $0.6 million, as the Company continues to ramp-up production in line with it's large OEM customers ramp-up after plant closures in the first half of 2020 due to the COVID-19 pandemic. Foreign currency translation favorably impacted segment net sales by $1.3 million, or 1.5%.

The Thermal Acoustical Solutions segment reported operating income of $1.2 million, or 1.4% of segment net sales, in the third quarter of 2020, compared to operating income of $5.0 million, or 5.7% of segment net sales, in the third quarter of 2019. The decrease in operating income of $3.8 million, or 430 basis points, as a percentage of net sales, was primarily due to the degradation of gross margin of 350 basis points driven by operating inefficiencies due to work force shortages directly related to an increase in COVID-19 cases, resulting in higher expedited freight and temporary labor costs as the Company continued to ramp-up production at its facility in North America to meet its large OEM customers' demand. Operating income was further impacted by an increase in selling, product development and administrative expenses of $0.5 million for higher compensation and consulting expenses, partially offset by lower other general administrative costs.

Segment net sales decreased $68.8 million, or 25.0%, for the nine-month period ended September 30, 2020 compared to the corresponding 2019 period. This decrease was primarily due to lower net parts sales of $61.1 million, driven by temporary plant ramp-downs across all of its operations in the first half of 2020 as the Company's large OEM customers closed plants due to the COVID-19 pandemic. Additionally, net tooling sales decreased $7.6 million compared to the corresponding 2019 period. Foreign currency translation had a marginal impact on segment net sales.

The Thermal Acoustical Solutions segment reported operating income of $0.5 million, or 0.3% of segment net sales, for the nine-month period ended September 30, 2020 compared to operating income of $21.9 million, or 7.9% of segment net sales, for the corresponding 2019 period. The decrease in operating income of $21.4 million was primarily due to the degradation of gross margin driven by the significant reduction in segment net sales due to the COVID-19 pandemic in addition to the operating inefficiencies in North America that occurred in the third quarter as discussed above. Selling, product development and administrative expenses decreased $0.7 million; however, as a percentage of net sales, increased due to the significant sales volume reduction. The reduction in selling, product development and administrative costs was driven by lower employee-related costs and travel expenses, partially offset by an increase in bad debt expense of $0.3 million and higher consulting expenses of $0.2 million.

Corporate Office Expenses

Corporate office expenses for the three-month period ended September 30, 2020 were $8.8 million, compared to $5.5 million in the corresponding period in 2019. The increase of $3.3 million was primarily due to an increase in compensation-related costs of $1.9 million, higher consulting costs of $0.5 million and an increase in other general administrative expenses of $0.9 million in the third quarter of 2020 compared to the third quarter of 2019.

Corporate office expenses for the nine-month period ended September 30, 2020 were $24.4 million, compared to $17.4 million in the corresponding period in 2019. The increase of $7.0 million was primarily due to an increase in corporate strategic initiatives expenses of $1.9 million, higher compensation-related costs of $2.9 million, an increase in stock compensation expense of $0.5 million and higher other general administrative expenses of $1.7.

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

In December 2019, the Company entered into two arrangements with a banking institution to sell trade accounts receivable balances for select customers. In the three-month and nine-month periods ended September 30, 2020, under both programs, the Company sold $21.3 million and $64.3 million, respectively, in trade receivable balances, received $59.1 million in total cash under the programs.  The Company expects to receive the remainder, net of fees, in the fourth quarter of 2020. See “Transfer of Financial Assets” in Note 1, “Basis of Financial Statement Presentation” for additional information.

In June 2020, the Company reached an agreement with the U.S. Government that provides funding to cover a portion of the cost to install two new production lines for the production of meltblown material for N95 respirator, surgical and medical masks and for other technical resources. The Company will receive monthly payments in accordance with the agreement to fund up to $13.5 million. Additionally, the Company has a tentative agreement with the French Government to fund up to 30% of the Company’s investment in its facility in France supporting the European Union face mask production and air filter production.

At September 30, 2020, the Company held $122.0 million in cash and cash equivalents, including $62.8 million in the U.S. with the remaining held by foreign subsidiaries and $283.5 million of borrowings outstanding and standby letters of credit outstanding of $1.8 million.

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

Interest rates on amounts outstanding under the Credit Agreement are variable based on LIBOR. The LIBOR benchmark has been the subject of national, international, and other regulatory guidance and proposals for reform. In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR after 2021. These reforms may cause LIBOR to perform differently than in the past, and LIBOR may ultimately cease to exist after 2021. Alternative, benchmark rate(s) may replace LIBOR and could affect the Company's debt securities, derivative instruments, receivables, debt payments and receipts. At this time, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact the Company's contracts that terminate after 2021. There is uncertainty about how applicable law, the courts or the Company will address the replacement of LIBOR with alternative rates on variable rate retail loan contracts and other contracts that do not include alternative rate fallback provisions. In addition, any changes to benchmark rates may have an uncertain impact on the Company's cost of funds and access to the capital markets, which could impact liquidity, financial position or results of operations.

The Company continues to assess strategic initiatives that could result in costs being incurred in future quarters related to restructuring activities.

Financing Arrangements

2020 Amendment to the 2018 Credit Agreement

On August 31, 2018, the Company amended and restated its $175 million senior secured revolving credit agreement ("2018 Credit Agreement") which increased the available borrowing from $175 million to $450 million, added three additional lenders and extended the maturity date from July 7, 2021 to August 31, 2023. On May 11, 2020, the Company amended its 2018 Credit Agreement ("2020 Amendment") which, among other changes, modified certain financial covenants contained in the 2018 Credit Agreement, decreased the term loan facility from $200 million to $144 million and reduced the revolving credit facility from $250 million to $170 million. On October 14, 2020, the Company amended its 2018 Credit Agreement to allow certain restructuring and other charges, as defined by the amendment, to be excluded from EBITDA in the calculation of the Company's financial covenants. See Note 6, “Long-term Debt and Financing Arrangements” for additional information.

The Company has an interest rate swap in place to convert a portion of the Company's borrowings from a variable rate to a fixed rate. See Note 7, "Derivatives" for additional information.

Discussion and Analysis of Cash Flows

Operating Cash Flows

Net cash provided by operating activities for the nine-month period ended September 30, 2020 was $74.6 million compared with $63.0 million in the corresponding period in 2019. In the first nine months of 2020, net loss and non-cash adjustments were $25.6 million compared to $49.9 million in the first nine months of 2019. Since December 31, 2019, net operating assets and liabilities decreased by $49.0 million, compared to $13.0 million during the comparative nine-month period beginning December 31, 2018. The decrease in working capital since December 31, 2019 was primarily due to an increase of $28.4 million in accounts payable, $7.2 million in accrued payroll and other compensation and an decrease of $10.1 in inventory, partially offset by an increase in accounts receivable of $8.3 million. The increase in accounts payable was primarily driven by the timing of vendor payments, including capital expenditures within all segments of the Company. The increase in accounts receivable was primarily due to higher net sales in the third quarter of 2020 compared to the fourth quarter of 2019.

Investing Cash Flows

In the nine-month periods ended September 30, 2020 and 2019, net cash used for investing activities consisted of capital expenditures of $20.5 and $27.2 million, respectively. In the first nine months of 2020 net cash used for investing activities was partially offset by $4.3 million in cash inflows for collections of finance receivables under the Company’s receivable financing arrangements. In the first nine months of 2019, net cash used for investing activities included cash proceeds of $1.4 million from a final purchase price adjustment for the Interface acquisition less cash outflows of $0.5 million to fund an acquisition. The Company also received proceeds of $2.3 million from the divestiture of the Geosol business during the second quarter of 2019.

Financing Cash Flows

In the nine-month period ended September 30, 2020, net cash provided by financing activities was $10.7 million compared to net cash used for financing activities of $38.2 million in the corresponding period in 2019. The Company made debt repayments of $9.5 million and $38.2 million in the first nine months of 2020 and 2019, respectively. In the first nine months of 2020, the Company borrowed $20.0 million from its Amended Credit Facility as a precautionary measure in light of the uncertainty caused by COVID-19. The Company held $0.2 million in proceeds from servicing receivables owed to the banking institution which was paid in October.

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

There have been no other significant changes in the Company’s critical accounting estimates during the nine-month period ended September 30, 2020.

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

Interest Rate Risk

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impact interest paid on its debt. The Company has borrowings outstanding of $283.5 million from its Amended Credit Facility at September 30, 2020, with variable rates of interest based generally on LIBOR. Increases in interest rates could therefore significantly increase the associated interest payments that the Company is required to make on this debt. From time to time, the Company may enter into interest rate swaps or other hedging agreements to manage interest rate risk.

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

The Company has assessed its exposure to changes in interest rates by analyzing the sensitivity to the Company's earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on the variable portion of the $283.5 million outstanding borrowings as of September 30, 2020, the Company’s net income would decrease by an estimated $1.4 million over a twelve-month period.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer (the “CEO”) and the Executive Vice President and Chief Financial Officer (the "CFO"), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the

Securities Exchange Act of 1934, as amended (the “Exchange Act”). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"), and that such information is accumulated and communicated to management of the Company, with the participation of its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of September 30, 2020 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the three-month period ended September 30, 2020 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

In the fourth quarter of 2016, as part of a groundwater discharging permitting process, water samples collected from wells and process water basins at the Company’s Rochester New Hampshire manufacturing facility, within the Performance Materials segment, showed concentrations of Per and Polyfluorinated Substances (“PFAS”) in excess of state ambient groundwater quality standards. In January 2017, the Company received a notification from the State of New Hampshire Department of Environmental Services (“NHDES”) naming Lydall Performance Materials, Inc. a responsible party with respect to the discharge of regulated contaminants and, as such, is required to take action to investigate and remediate the impacts in accordance with standards established by the NHDES. The Company conducted a site investigation, the scope of which was reviewed by the NHDES, in order to assess the extent of potential soil and groundwater contamination and develop a remedial action. Based on input received from NHDES in March 2017 with regard to the scope of the site investigation, the Company recorded $0.2 million of expense. In 2018, the Company received a response from the NHDES to the site investigation report outlining proposed remedial actions. The Company recorded an additional $0.1 million of expense in 2018 associated with the expected costs to remediate the impacts of the discharge of regulated contaminants in accordance with standards established by the NHDES. During 2018 the environmental liability was fully reduced reflecting payments made to vendors, resulting in no balance at December 31, 2018. Additionally, the Company incurred $0.2 million of capital expenditures in 2018, in relation to the lining of the Company's fresh water lagoons. The site investigation and remedial action plan are ongoing. The Company cannot be sure that costs will not exceed the current estimates until this matter is closed with the NHDES, nor that any future corrective action at this location would not have a material effect on the Company’s financial condition, results of operations or cash flow.

In December 2018, the New York State Department of Environmental Conservation (“NYDEC”) informed the Company that the newly acquired Interface site located at Hoosick Falls, NY will be the subject of an investigation in to the possibility of it being an inactive hazardous disposable waste site.  The letter specifically references PFAS that have been detected in a nearby water supply, soil and/or surface water.  Notably, the PFAS contamination has been identified in the Hoosick Falls area for some time and other large manufacturers in the area have previously been identified as a source.  The NYDEC approved a site characterization plan in December 2019. The Company recorded expense of $0.3 million in the fourth quarter of 2019 as a result of the site characterization plan preparation and site characterization activities. Additional site characterization activities are planned for the fourth quarter of 2020. The Company does not know the scope or extent of its future obligations, if any, that may arise from the site investigation and therefore is unable to estimate the cost of any corrective action. Accordingly, the Company cannot assure that the costs of any future corrective at this location would not have a material effect on the Company's financial condition, results of operations or cash flows.

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

Some of the Company’s OEM contracts in the Thermal Acoustical Solutions (“TAS”) segment contain provisions that require the Company to pay expedited freight if it fails or threatens to fail to deliver product timely and/or damages if the Company is the cause of production disruptions at customer facilities. Historically, the Company has paid expedited freight costs as needed to meet delivery obligations. In late third quarter 2020, as a result of labor shortages and operational inefficiencies directly related to COVID-19, TAS was unable to manufacture parts timely, resulting in customer production disruptions. Because of the unforeseen and unforeseeable nature of the COVID-19 pandemic, which is out of the Company’s control, in early October the Company invoked force majeure or commercial impracticability to certain customers as a legal excuse for delayed performance of contract and defense to claims that may be asserted by customers. A recent resurgence of cases in that same facility has caused the Company to expand its declaration of force majeure or commercial impracticability to other impacted customers. Although the Company believes it has a strong legal basis for asserting force majeure or commercial impracticability as a result of COVID-19, it is reasonably possible customers may assert claims against the Company, and the

Company could be subject to financial damages to customers, which could have a material effect on the Company’s consolidated results of operations and cash flows. The Company has not received any such claims and is unable to estimate the amount of any such future claims, if any, at this time

Item 1A.	Risk Factors

See Part I, Item 1A of the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, as updated by Part II, Item 1, Legal Proceedings, of this Report and by the new risk factors added below. The COVID-19 pandemic has heightened, and in some cases manifested, certain of the risks the Company normally faces in operating the business, including those disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019, and the risk factor disclosure in the Form 10-K is qualified by the information relating to COVID-19 that is described in this report, including the risk factors set forth below. The risks described in this report and in the Annual Report on Form 10-K, and the “Cautionary Note Concerning Forward-Looking Statements” in this report, are not the only risks faced by the Company. Additional risks and uncertainties not currently known or that are currently judged to be immaterial may also materially affect the Company’s business, financial position, results of operations or cash flows.

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

The COVID-19 pandemic poses the risk that we or the Company’s affiliates, employees, suppliers, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, social distancing protocols, shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be requested or mandated by governmental authorities. For example, the Company experienced a temporary reduction of its manufacturing and operating capacity in China as a result of government-mandated actions to control the spread of COVID-19. Additionally, beginning in March 2020, the Company experienced the ramp-down of its automotive manufacturing facilities in the Americas and European regions coinciding with the shutdown of its major automotive customer facilities in these regions. While many of the Company’s other facilities have been designated by its customers as essential business in jurisdictions in which facility closures have otherwise been mandated, the Company can give no assurance that this will not change in the future or that its businesses will continue to be classified as essential in each of the jurisdictions in which it operates.

Additionally, restrictions on the Company’s access to its manufacturing facilities or on its support operations or workforce, or similar limitations for its distributors and suppliers, could continue to limit customer demand and/or the Company’s capacity to meet customer demand and have a material adverse effect on its business, financial condition and results of operations. In addition, the Company has modified its business practices (including employee travel, employee work locations, limited/restricted third-party access to the Company's facilities, and cancellation of physical participation in meetings, events and conferences), and may take further actions as may be required by government authorities, for the continued health and safety of its employees, or that the Company otherwise determines are in the best interests of its employees, customers, partners, and suppliers. Further, the Company has experienced disruptions and operational inefficiencies from COVID-19-related illnesses and workforce shortages and may continue to experience such disruptions and operational inefficiencies in the future. The Company may experience delays in its supply chain, which is likely to result in higher supply chain costs to the Company in order to maintain the supply of materials and components for its products.

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

In late third quarter 2020, the Thermal Acoustical Solutions segment caused interruption of two customer production lines as a result of labor shortages and operational inefficiencies directly related to COVID-19 causing the Company to invoke force majeure (or excusable delay) with these two customers. A recent resurgence of cases in that same facility has caused the Company to expand its declaration of force majeure (or excusable delay) with most of its automotive customers. If the COVID-19 pandemic becomes more pronounced in the markets in which the Company or its automotive industry customers operate, or there is a resurgence in the virus in markets currently recovering from the spread of COVID-19, then its operations in areas impacted by such events could experience further materially adverse financial impacts due to market changes and other resulting events and circumstances. The extent to which the COVID-19 outbreak continues to impact the Company’s financial condition will depend on future developments that are highly uncertain and are difficult to predict, including new government actions or restrictions, new information that may emerge concerning the severity, the longevity and the impact of COVID-19 on economic activity. To the extent the COVID-19 pandemic materially adversely affects the Company’s business and financial results, it may also have the effect of significantly heightening many of the other risks associated with the Company's business and indebtedness, including those described in the most recent Annual Report on Form 10-K for the year ended December 31, 2019.

The COVID-19 pandemic presents significant challenges to the Company’s liquidity and ability to comply with its financial covenants.

The Company’s continued access to sources of liquidity and ability to comply with its financial covenants depends on multiple factors, including global economic conditions, the COVID-19 pandemic’s effects on its customers and their production rates, the condition of global financial markets, the availability of sufficient amounts of financing, its operating performance and its credit worthiness. The Company relies on the credit markets to provide it with liquidity to operate and grow its businesses beyond the liquidity that operating cash flows provide. In March 2020, the Company drew down an incremental $20.0 million under its 2018 Credit Agreement to provide liquidity as it addresses critical issues that may arise. In addition, on May 11, 2020, the Company amended its 2018 Credit Agreement, which, among other changes, decreased available from $450 million to $314 million and modified financial covenants, at least one of which the Company expected to fail under the 2018 Credit Agreement as early as the second quarter of 2020. As a result of the impacts of the COVID-19 pandemic, the Company's access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, its prospects and its credit ratings. The Company believes that its liquidity resources, including the Facility, are sufficient to meet its working capital needs and other cash requirements. The Company was in compliance with the modified financial covenants as of and for the three-month period ended September 30, 2020, and management does not anticipate noncompliance in the foreseeable future.

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

Increased global cybersecurity vulnerabilities and threats and more sophisticated and targeted cyber-related attacks pose an ongoing risk to the security of the Company’s systems and networks and the confidentiality, availability and integrity of the Company’s data. While the Company has not to date suffered a material loss from cyber incidents, from time to time, the Company experiences attacks on its systems and networks, including attacks that introduce malicious software into the Company's systems and networks, or gain access to and manipulate information in order to perpetrate a fraud on the Company or customers. Cyber threats are constantly evolving, thereby increasing the efforts and controls required to prevent, detect and successfully defend against them. While the Company attempts to mitigate these risks by employing a number of measures, including employee training, monitoring and testing, and maintenance of protective systems and contingency plans, the Company remains vulnerable to additional known or unknown threats. Moreover, as a result of the COVID-19 pandemic, a greater number of employees are working remotely, which further increases the Company's vulnerability to the cyber risks. The Company's systems and networks contain sensitive, confidential or personal data or information in certain of the Company’s businesses that is subject to foreign, federal, state and local privacy and security laws, regulations and customer-imposed controls.

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

During the three-month period ended September 30, 2020, the Company acquired 1,424 shares of common stock through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, which allow the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Number of Shares That May Yet Be Purchased Under the Program
July 1, 2020 - July 31, 2020	1,070	$15.86	—	—
August 1, 2020 - August 31, 2020	—	$—	—	—
September 1, 2020 - September 30, 2020	354	$18.84	—	—
	1,424	$16.60	—	—

Item 5.	Other Information
2020 Amendment to the 2018 Credit Agreement

On October 14, 2020, the Company amended its 2018 Credit Agreement to allow certain restructuring and other charges, as defined by the amendment, to be excluded from EBITDA in the calculation of the Company's financial covenants. See Note 6, "Long-term Debt and Financing Arrangements" and Part 1, Item 2 “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources-Financing Arrangements” for additional information. A copy of the Amendment is filed herewith as Exhibit 10.2 and incorporated herein by reference. The above description of the Amendment is qualified in its entirety by reference to such exhibit.

Item 6.	Exhibits

Exhibit Number	Description

10.1
Third Amendment to Second Amended and Restated Credit Agreement, dated May 11, 2020, by and among Lydall, Inc., as borrower, the Guarantors named therein, and Bank of America, N.A., as Agent for the Lenders, filed as Exhibit 10.1 to the registrant's Form 10-Q dated May 11, 2020, and incorporated herein by this reference.

10.2
Fourth Amendment to Second Amended and Restated Credit Agreement, dated October 14, 2020, by and among Lydall, Inc., as borrower, the Guarantors named therein, and Bank of America, N.A., as Agent for the Lenders, filed as Exhibit 10.2 to the registrant's Form 10-Q dated October 27, 2020, filed herewith.

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

LYDALL, INC.

October 27, 2020	By:	/s/ Randall B. Gonzales
Randall B. Gonzales Executive Vice President and Chief Financial Officer (On behalf of the Registrant and as Principal Financial Officer)