Form 10-K
period 2020-12-31
LYDALL INC /DE/
filed 2021-02-23
CIK 60977

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549
Form 10-K
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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
Large accelerated filer ☐ Accelerated filer ☒ Non-accelerated filer ☐ Smaller reporting company ☐ Emerging growth company ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management's assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
On June 30, 2020, the aggregate market value of the Registrant’s voting stock held by nonaffiliates was $232,958,264 based on the New York Stock Exchange closing price on that date. For purposes of this calculation, the Registrant has assumed that its directors and executive officers are affiliates. On February 12, 2021, there were 17,860,166 shares of Common Stock outstanding, exclusive of treasury shares.
DOCUMENTS INCORPORATED BY REFERENCE
Part III incorporates information by reference to the definitive Proxy Statement to be distributed in connection with the Registrant’s
Annual Meeting of Stockholders to be held on April 20, 2021.

LYDALL, INC.

The information called for by Part III, to the extent not included in this document, is incorporated herein by reference to such information included in the Company’s definitive Proxy Statement to be filed with the Securities and Exchange Commission and distributed in connection with Lydall, Inc.’s 2021 Annual Meeting of Stockholders to be held on April 20, 2021.
i

PART I

ITEM 1.	BUSINESS

GENERAL

Lydall, Inc. and its subsidiaries (collectively, “Lydall”, "the Company”, “we”, and “our”) design, manufacture, and market specialty filtration and advanced materials solutions that contribute to a cleaner, quieter and safer world. The Company operates in a variety of attractive end markets supported by global megatrends such as the demand for indoor air quality and lower emissions, near sourcing of supply chains, and vehicle electrification redefining safety and sound. Lydall solves our customers' problems culminating in demanding applications, including: high performance air and liquid specialty filtration, molecular filtration, engineered fiber based materials and sealing solutions, specialty insulation including high temperature and ultra-low temperature (cryogenic) insulation, needle punch nonwoven materials for industrial, geosynthetic, medical and other specialty applications; and thermal management and acoustical products and solutions to assist in the reduction of noise, vibration, and harshness.

The Company is organized into three reportable segments: Performance Materials, Technical Nonwovens, and Thermal Acoustical Solutions. The Performance Materials and Technical Nonwovens segments' products are generally sold to original equipment manufacturers ("OEM"), Tier 1, Tier 2, and Tier 3 industrial customers while the Thermal Acoustical Solutions segment's products are sold to OEMs and Tier 1 suppliers in the automotive industry. The Company differentiates itself through its superior quality, consistency, and organizational agility, as well as, its market leading materials science expertise, superior applications engineering and exceptional customer service. The Company has several domestic and foreign competitors for its products, most of whom are either privately owned or divisions of larger public companies.

AVAILABLE INFORMATION

The Company’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and Proxy Statements are made available free of charge through the Investor Relations Section of the Company’s website at www.lydall.com after such material is electronically filed with, or furnished to, the Securities and Exchange Commission (the “Commission”) and are also available on the Commission’s website at www.sec.gov. Information found on websites mentioned in this report are not part of this Annual Report on Form 10-K.

RECENT EVENTS

Coronavirus Pandemic (“COVID-19”)

In early 2020, the World Health Organization (“WHO”) characterized COVID-19 as a pandemic. In an effort to contain COVID-19 and slow its spread, governments throughout the world, including global and regional markets served by the Company, enacted various measures, including orders to close "non-essential" businesses, isolate residents in their place of residence, and practice social distancing. These actions and the global health crisis caused by COVID-19 continue to adversely impact global business activity, which could continue to have a material negative impact on our financial performance. Each region where the Company conducts business, including North America, Europe and Asia, has been impacted by the pandemic. The timing and extent of the impact related to COVID-19 varies by country and region.

In addition to impacting the Company's financial performance during 2020, the Company experienced labor shortages and operational inefficiencies, directly related to COVID-19, as customer demand increased, primarily in the Company's Hamptonville, North Carolina operations of the Thermal Acoustical Solutions segment. As a result, the Company was unable to manufacture parts timely, leading to customer production line stoppages in some instances. Early in the fourth quarter 2020, the Company invoked force majeure, or commercial impracticability, to certain customers as the basis for delayed performance of contracts and as a legal defense to any claim that may be asserted by these customers due to the unforeseen and unforeseeable nature of the COVID-19 pandemic, which is not in the Company’s control. The resurgence of cases in that same facility during the fourth quarter of 2020 caused the Company to expand its declaration of force majeure, or commercial impracticability, to other impacted customers.

As of the date of this report, all of our manufacturing facilities around the world are open. The Company has taken steps, at all locations, to mitigate the potential risks to employees and the Company posed by the spread, related circumstances, and economic impacts of COVID-19. As employees returned to work at various times during 2020, the Company implemented changes to help ensure the safety and health of all its employees and continues to assess and update its business continuity plans in the context of this pandemic. The Company established the Lydall Emergency Preparedness Team, which implemented strict travel restrictions, enforced rigorous hygiene protocols, increased sanitization efforts at all facilities, and implemented remote working arrangements for the majority of employees who work outside of our facilities. The Company will continue its efforts to maintain a safe and healthy work environment and continue to allow remote working arrangements, where appropriate, as long as necessary.

The COVID-19 pandemic has significantly increased worldwide and regional economic uncertainty and impacted demand for some of the Company's products in many of the markets we serve, which could continue for an unknown period-of-time. In these circumstances, there may be developments outside of our control, including the length and extent of the COVID-19 pandemic, government-imposed measures, and disruptions to the Company's supply chain, inhibiting the Company's ability to ship products and requiring it to adjust operating plans. As such, given the dynamic nature of this situation, we cannot estimate with certainty the future impacts of COVID-19 on our financial condition, results of operations or cash flows.

See Part I, Item 1A, "Risk Factors", and Part II, Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations", for further discussion regarding the impact of COVID-19 on our business financial condition and results of operations.

Goodwill and Other Long-Lived Assets Impairment Charges

During the three-month period ended March 31, 2020, the Company began to experience disruptions in some operations from lower customer demand directly attributable to the COVID-19 pandemic. Lower expected demand in automotive and other end markets due to the COVID-19 pandemic during that period resulted in a reduction in sales and cash generation projections as compared to prior projections for the Company's reporting units and a significant decrease in the Company's share price and market capitalization. As a result, the Company performed an interim quantitative impairment assessment of goodwill held at its Performance Materials and Technical Nonwovens reporting units. In addition, the Company performed an impairment assessment of a long-lived asset group of an underperforming European facility within the Performance Materials segment. As a result, the Company recorded non-cash goodwill and long-lived asset impairment charges of $48.7 million and $12.4 million, respectively, for its Performance Materials segment during the three-month period ended March 31, 2020. See "Management's Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Estimates" in Part II, Item 7 and Note 6, "Goodwill and Other Intangible Assets", in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Restructuring

In the third quarter of 2020, the Company’s Performance Materials segment undertook actions to discontinue production of a lower efficiency air filtration media product and, in turn, fully depreciated the supporting machinery and equipment in North America, consolidated certain product lines, and began exiting underperforming facilities in Europe. These restructuring activities, which are projected to conclude in 2021, are expected to reduce operating costs, increase production efficiency, and enhance the Company’s flexibility by better aligning its manufacturing operations with the segment's customer base. As a result, the Company expects to record total pre-tax expenses of approximately $19.0 million to $21.0 million, primarily related to severance and employee retention expenses, in connection with these restructuring activities, of which approximately $13.2 million to $15.2 million are expected to result in cash expenditures. The Company incurred a total of $15.9 million as of December 31, 2020, of which $5.8 million were non-cash expenditures, which consisted of fully depreciating and/or amortizing long-lived assets and, to a lesser extent, writing-off inventory.

See Note 14, “Restructuring”, in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

STRATEGY

The Company’s strategy is focused on reshaping the portfolio by successfully deploying capital in the highest returning opportunities, driving improvements across the organization in areas within our control, and partnering with our customers by bringing the Company's decades of materials science and applications engineering expertise to solve unique problems with a particular focus on specialty filtration and advanced materials solutions. This will be accomplished by:
•Fixing the core businesses and optimizing the product portfolio to improve margins and cash generation,
•Focusing the resources of the Company's optimized portfolio to further expand into attractive markets where the Company is well positioned to be highly competitive; and
•Accelerating value creation by continuing to reshape the Company's product portfolio and driving new product innovation in higher margin Specialty Filtration and Advanced Materials Solutions to deliver enhanced shareholder returns over the long term.

The strategy is focused on three pillars:

Fix and Focus
•Disciplined capital deployment to drive improved operating margins and cash flow
•Energizing our culture under “One Lydall” to apply best practices and standardization to drive efficiencies throughout the organization
•Decisively address under-performing assets

Grow and Differentiate
•Continue investing in Lydall’s technological leadership
•Extract full value from recent investments in specialty filtration
•Extend our product portfolio into market adjacencies
•Grow in attractive advanced material solutions end markets through commercialization of innovative products

Accelerate Value Creation
•Continuing to optimize the portfolio, when appropriate
•Leveraging best in class operational processes and a strong, unified culture to drive cash flow generation and enhance profitability
•Delivering long-term, attractive returns to shareholders

The Company's strong brands, market position, agility, global footprint and industry recognized materials science and applications engineering expertise all help enable us to further capture and execute on growth opportunities and allow the Company to continue to strengthen its position as a market leader.

DESCRIPTION OF SEGMENTS

The Company’s reportable segments are Performance Materials, Technical Nonwovens and Thermal Acoustical Solutions. The Performance Materials segment includes filtration and sealing and advanced solutions products. The Technical Nonwovens segment includes industrial filtration and advanced materials products. The Thermal Acoustical Solutions segment includes parts and tooling. For additional information regarding the Company’s reportable segments, see Note 15, “Segment Information”, in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Segment Sales (as a percentage of Consolidated Sales)(1)

(1) Segment sales as a percentage of consolidated net sales excludes intercompany sales between segments.

Performance Materials Segment

The Performance Materials segment is a worldwide leader in delivering innovative specialty filtration, sealing and advanced materials solutions for demanding applications. Specifically, the segment’s offerings include: (1) specialty filtration media solutions for a variety of applications in the global air and liquid filtration market such as personal protective equipment (“PPE”), indoor air quality, life sciences, transportation, and industrial applications; (2) gasket materials and parts for a broad range of applications in the global sealing market for parts in large/heavy duty equipment for commercial, industrial, agriculture and construction end markets; and, (3) advanced materials that include highly engineered insulation solutions for cryogenic storage of liquid hydrogen/nitrogen, energy storage, and advanced composite materials for aerospace and defense applications

Filtration Products. The filtration portfolio is comprised of well-known brands such as: LydAir® MG Air Filtration Media (Micro-Glass) used for a variety of air filters including specialty HEPA/ULPA filtration; LydAir® MB Air Filtration Media (fine fiber meltblown) used for high performance air filtration including N95 respirator masks, surgical facemasks, and MERV 8 to MERV 14 filters in commercial, industrial and residential indoor air quality applications; and LydAir® SC (Synthetic Composite) air filtration media for a variety of specialty indoor air quality filters. These media are the critical filtration component of clean-air filter systems for clean-space, commercial, industrial and residential HVAC, power generation, respiratory protection, and industrial processes. In addition, the Company has leveraged its decades of technical expertise and applications knowledge into a suite of media products covering the vast liquid filtration landscape across the transportation and industrial fields. The LyPore® liquid filtration media series enable filtration performance in a variety of fluid power hydraulic filters, air-water and air-oil coalescing, industrial fluid processes and diesel fuel filtration. Finally, LyPore® media and Solupor® UHMWPE membranes serve critical liquid filtration/separation applications in the biopharmaceutical diagnostic and analytical testing, potable water filtration and high purity process filtration in food, beverage and medical applications.

Sealing and Advanced Solutions Products. Sealing products include fiber-reinforced gasket materials and parts for heavy-duty vehicles in agricultural, construction and industrial, automotive, small engine, transmission, specialty vehicle and compressor markets sold directly to OEMs and aftermarket. These products handle high pressure and high temperature challenges of sealing engines, transmissions, and drive systems. Select-a-Seal® is an example of rubber-edged composite (REC) technology that provides robust sealing, compression, adhesion, and shear strength for driveline applications. Advanced solutions products include highly engineered materials for extreme applications in cryogenic storage/transportation of liquid hydrogen/nitrogen and light weight advanced composite materials for aerospace and defense applications. Advanced solutions’ nonwoven veils, papers, and advanced composite solutions include Manniglas® Thermal Insulation Papers, and Lytherm® Insulation Media for high temperature technology applications. The Company's Cryotherm® Super-Insulating Media, CRS-Wrap® Super-Insulating Media and Cryo-Lite® Cryogenic Insulation products are industry standards for state-of-the-art cryogenic insulation designs used by manufacturers of cryogenic equipment for liquid hydrogen/nitrogen storage, piping, and transportation.

Technical Nonwovens Segment

The Technical Nonwovens segment is a global leader in engineered nonwoven materials for industrial filtration applications and advanced materials products. The primary industrial filtration markets include air pollution and emissions control, power generation, and liquid filtration solutions. Advanced materials products include geotextile felts for separation, reinforcement, filtration, drainage, and protection; thermal and acoustic insulation for transportation and automotive applications, and highly customized and technical solutions for acoustic media, medical, building & construction, and safety apparel. Specifically, the segment’s offerings include needle punched nonwoven and highly engineered felts made from a variety of synthetic fibers.

Industrial Filtration Products. Industrial filtration products include nonwoven rolled-good felt media and filter bags used primarily in industrial air and liquid filtration applications. Nonwoven filter media is an effective solution to satisfy increasing emissions control regulations in a wide range of industries, including power, cement, steel, asphalt, incineration, mining, food, and pharmaceutical. Industrial filtration products are manufactured and sold globally under the Company’s brands including: Southern Felt, Gutsche, Texel and Lydall Industrial Filtration. The air and liquid filtration media are sold under the brand names Fiberlox® high performance filtration felts, Checkstatic™ conductive filtration felts, Microfelt® high efficiency filtration felts, Pleatlox® pleatable filtration felts, Ultratech™ PTFE filtration felts, Powertech® and Powerlox® power generation filtration felts, Microcap® high efficiency liquid filtration felts, Duotech membrane composite filtration felts, along with our Porotex® family of high temperature filtration felts including Microvel® and Optivel® products.

Advanced Materials Products. Advanced materials products include nonwoven rolled-good media used in commercial applications and predominantly serves the geosynthetics, automotive, industrial, medical, and safety apparel markets. Automotive media is provided to Tier 1 and Tier 2 suppliers as well as the Company's Thermal Acoustical Solutions segment. Technical Nonwovens advanced materials products are sold under the brand names Thermofit® thermo-formable products, Ecoduo® recycled content materials, Duotex® floor protection products, and Versaflex® composite molding materials. Technical Nonwovens also offers extensive finishing and coating capabilities which provide custom engineered properties tailored to meet the most demanding applications. The business leverages a wide range of fiber types and extensive technical capabilities to provide products that meet our customers’ needs across a variety of applications providing both high performance and durability.

Thermal Acoustical Solutions Segment

The Thermal Acoustical Solutions segment designs, manufactures and distributes a full range of innovative engineered products tailored for the transportation and industrial sectors. These products shield sensitive components from high temperature environments, assist in the reduction of harmful emissions and reduce noise and vibration. Within the transportation sector, the Company's products are found in the interior, underbody, and underhood of cars, trucks, SUVs, heavy duty trucks and recreational vehicles.

The Thermal Acoustical Solutions segment’s product portfolio is balanced across the traditional transportation sector and play a critical role by treating thermal and acoustical problems at their source. Engineered thermal solutions such as ZeroClearance® and the flux® product family provide lightweight, efficient and highly effective thermal shielding in the most aggressive thermal environments. The engineered acoustical product portfolio is comprised of lightweight fiber composites that leverage absorbing properties to reduce noise in the passenger compartment as well as drive-by noise. dBCore® and dBLyte® are two product platforms that can be tailored to specific customer requirements and achieve the desired in-vehicle sound.

The product portfolio is also in-step with the trend towards hybrid and electric vehicles. The metal and fiber components of high temperature heat shielding are readily adapted through proper engineering to xEV batteries and electrical systems for thermal and electromagnetic insulation. The requirements of core acoustical products are increasing in parallel as less traditional noise paths become more problematic with electric battery and drivetrains.

INTELLECTUAL PROPERTY

The Company holds a number of patents, trademarks and licenses. While no single patent, trademark, or license is critical to the Company's success, together these intangible assets are of considerable value to the Company.

SEASONALITY

Typically, the Company’s business can be slightly stronger in the first half of the calendar year given the timing of customer order patterns and planned customer shutdowns in North America and Europe that typically occur in the third and fourth quarters of each year.

BACKLOG

The majority of the Company’s unfulfilled performance obligations, or backlog, are generally expected to be satisfied within twelve months.

Backlog at December 31, 2020, 2019, and 2018 was $157.7 million, $119.1 million, and $114.4 million, respectively. The performance obligations may be impacted by various assumptions, including future automotive production volume estimates, changes in customer program launch timing, and changes in customer development plans.

No significant portion of the Company’s business is subject to renegotiation of profits or termination of contracts or subcontracts at the election of any governmental body.

GOVERNMENT REGULATION

The Company is required to comply, and it is our policy to comply, with numerous regulations that are normal and customary to businesses in the regions, industries, and markets in which the Company operates. These regulations include, but are not limited to, tax, employment, privacy, governmental contracts and defense, imports/exports, healthcare, environmental protection, antitrust, anti-corruption, marketing, fraud and abuse, product safety and efficacy, and other areas.

Environmental Regulation

The Company’s operations are subject to various federal, state, local, and foreign environmental regulations relating to the use, storage, handling and disposal of regulated materials, chemicals, and certain waste products. In the United States, the Company is subject to the federal regulation and control of the Environmental Protection Agency and similar agencies in various states in which we operate. In the foreign locations in which the Company operates, we are subject to similar or comparable authorities. The Company’s policy is that all operations shall, at a minimum, meet all applicable legal and regulatory environmental requirements. The Company believes that compliance with those regulations will not have a material adverse effect on our results of operations, operating cash flows, capital expenditures and financial position; or our ability to compete in the industries in which the Company operates.

Although the Company believes our safety procedures for using, handling, storing, and disposing of such regulated materials, chemicals, and certain waste products comply with the standards required by federal and state laws and regulations, we cannot completely eliminate the risk of contamination or injury from these regulated materials. In the event of contamination involving such regulated materials, the Company could be liable for damages and such liability could exceed the amount of our liability insurance coverage and the resources of our business.

Regulatory Compliance

The Company has certain contracts with U.S. government agencies and entities or with entities whose projects are funded by or products sold to these agencies. At times, the Company contracts with similar government authorities outside of the U.S. and is subject, in all cases, to the applicable law. Consequently, the Company must comply with and is affected by regulations relating to the formation, administration, and performance of such U.S. government and other contracts governing such matters.

The Company is subject to laws concerning our business operations and marketing activities in foreign countries where we conduct business. For example, the Company is subject to the U.S. Foreign Corrupt Practices Act (the

"FCPA"), U.S. export control and trade sanction laws, and similar anti-corruption and international trade laws in certain foreign countries, such as the U.K. Bribery Act.

Aspects of the Company’s operations and businesses are subject to privacy, data security, and data protection regulations, which impact the way we use and handle data and operate our products and services.

See Note 17, "Commitments and Contingencies", in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

The Company is not aware of any regulatory compliance matters that are expected to have a material adverse effect on the Company’s business, competitive position, financial position, results of operations, capital expenditures or cash flows.

COMPETITION

Competitors include public and private companies, some of which are much larger than the Company. The Company expects the markets for our products to remain competitive. The Company believes our competitive differentiators for our products and the markets we serve include our deep materials science and applications engineering expertise; flexible, customized production assets with precision quality; and our global footprint, which is optimized to meet near sourced requirements.

The Company's businesses generally require specialized technical expertise and proprietary manufacturing know-how. In addition, the Company has long-standing and deeply embedded customer relationships and it is important to our customers that we have a global manufacturing footprint. Each of these factors contribute to a barrier to entry for prospective new competitors.

AVAILABILITY OF RAW MATERIALS

While the Company believes it has sufficient sources for the materials, components, services, and supplies used in its manufacturing activities, the Company is highly dependent on the availability of essential materials, parts, and tooling from its suppliers and subcontractors. The Thermal Acoustical Solutions, Technical Nonwovens and Performance Materials segments use various petroleum-derivative fibers in manufacturing products and the Performance Materials segment uses various glass-derivative fibers in manufacturing products. The Thermal Acoustical Solutions segment also uses a wide range of raw material metal alloys in the manufacturing of its products, including aluminum, aluminized steel, and stainless steel to manufacture most of its products.

Many major parts and tooling items are procured from or subcontracted on a sole-source basis with a number of domestic and non-U.S. companies. Although alternative sources generally exist for these raw materials, qualification of the sources could take a year or more.

The Company is dependent upon the ability of a large number of suppliers and subcontractors to meet performance specifications, quality standards and delivery schedules at anticipated costs. While the Company maintains an extensive qualification system to control risk associated with such reliance on third parties, failure of suppliers or subcontractors to meet commitments could adversely affect production schedules and contract profitability, while jeopardizing the Company's ability to fulfill commitments to its customers. From time to time, the Company has experienced shortages in supplied materials which has impacted its near term results; however, the Company does not foresee any near term unavailability of materials, components or supplies that would have a material adverse effect on its business. For further discussion on the possible effects of changes in the cost or availability of raw materials on the Company's business, see Part I, Item 1A, "Risk Factors" of this Annual Report on Form 10-K.

HUMAN CAPITAL

Our employees are the foundation of the Company's business success and are the creative, strategic, and operational engine of the Company. The Company seeks to support and maintain a culture of inclusion and innovation, creativity and collaboration, and superior service to all customers, recognizing that the Company succeeds when our customers succeed. We are proud to invest in our people through competitive pay and benefits, flexibility and support in order to balance work and personal demands, and professional and personal learning and development programs. The Company's human capital is governed by various federal, state, and local regulations.

The Company monitors key employment activities, such as hiring, termination and pay practices to help ensure compliance with established regulations across the world.

As of December 31, 2020, the Company employed approximately 3,500 people globally, composed of roughly 825 Performance Materials employees, 940 Technical Nonwovens employees, 1,680 Thermal Acoustical Solutions employees, and 55 corporate employees. The Company’s headcount was primarily composed of manufacturing employees, including direct and indirect labor and contract employees, which accounted for approximately 85% of the global workforce as of December 31, 2020. The remaining 15% included Selling, Product Development, and Administration employees. During the year, as customer demand increased, the Company experienced a growing number of COVID-19 cases in its workforce commensurate with the increase in the communities where we operate, primarily in its Thermal Acoustical Solutions segment, causing higher overtime costs and the need for higher levels of temporary labor.

The Company has approximately 225 employees in the United States under union contracts expiring between May 2021 through September 2022. All employees at facilities in France are covered under a National Collective Bargaining Agreement. Additionally, certain salaried and all hourly employees in Germany, the United Kingdom, China, and Canada are also covered under a form of a National Collective Bargaining Agreement.

Diversity

We value employee diversity from gender and race to interests, languages, and beliefs and the Company encourages employees to leverage their varied life experiences to contribute to our strong organization.

Training and Professional Development

Training is an integral part of developing and retaining our employees and creating a culture of leadership within the Company. As part of our standard onboarding program, employees complete training courses covering our commitment to leadership, diversity, ethics, Company policies, safety, preventing unconscious biases and Company values. The Company also trains employees on important environmental health and safety topics to help ensure our people, and the environment in which the Company operates, are protected. The Company further encourages employees to obtain additional training and formal education, which will assist them in their current positions and prepare them for advancement opportunities. In order to support such endeavors, the Company offers an Educational Assistance Program in which eligible employees are reimbursed for tuition and related costs.

Compensation and Benefits

The Company's commitment to employees starts with benefit and compensation programs that value the contributions made by employees and offers physical, financial, and personal health programs to employees and their families. The Company recognizes financial stability is a critical component to an employee's well-being. In addition to competitive pay, the Company's benefit plan in the U.S. offers a 401(k) match and performance-based financial programs. Additionally, physical health programs and medical and dental coverage, help employees to feel their best on the job and at home. Full-time and part-time employees in the U.S. working 20+ hours per week are eligible for various insurance benefits, including, but not limited to, medical, dental, vision, and disability, in addition to wellness plans such as a fitness reimbursement program and a matching donation program.

Workplace Safety

The health and safety of our employees is a top priority for the Company. We offer an Environmental, Health and Safety program that focuses on implementing related policies and training programs, and the Company monitors workplace safety regularly. During 2020, in response to the COVID-19 pandemic and in an effort to safeguard our employees from exposure, the Company implemented measures based on guidelines established by the Centers for Disease Control, the World Health Organization, and our own safety standards. These measures consist of policies, procedures, protocols, and guidance related to, among other things, COVID-19 symptom awareness, effective hygiene practices, travel restrictions, social distancing, face covering requirements, temperature and health screening, work-from-home requirements, contact tracing, and enhanced workplace cleaning.

INFORMATION ABOUT THE COMPANY'S EXECUTIVE OFFICERS

The Company's executive officers and segment presidents as of the date of this report, their business experience since January 1, 2016, and their age as of February 23, 2021, the record date of the Company’s 2021 Annual Meeting, are as follows:

Name	Age	Current Position	Experience Since 2016
Sara A. Greenstein	46	President and Chief Executive Officer
Ms. Greenstein was appointed President and Chief Executive Officer effective November 18, 2019. Prior to joining the Company, Ms. Greenstein was Senior Vice President of Consumer Solutions of United States Steel Corporation, an integrated steel producer, since 2014. Ms. Greenstein also served as a Director of Briggs & Stratton Corporation, a leading manufacturer of power generation products, from August 2018 through December 2020.

Randall B. Gonzales	49	Executive Vice President and Chief Financial Officer and Treasurer	Mr. Gonzales was appointed Chief Financial Officer effective March 12, 2018 and appointed Chief Financial Officer and Treasurer effective February 14, 2020. Prior to joining the Company, Mr. Gonzales was Senior Vice President, Chief Financial Officer and Treasurer of Progress Rail Services Corporation, a wholly-owned subsidiary of Caterpillar Inc. and a diversified global supplier of railroad and transit system products and services, since 2014.
Chad A. McDaniel	47	Executive Vice President, General Counsel and Chief Administrative Officer	Mr. McDaniel was appointed Senior Vice President, General Counsel and Chief Administrative Officer effective May 13, 2015. Effective October 15, 2019, Mr. McDaniel was appointed executive Vice President, General Counsel and Chief Administrative Officer. Mr. McDaniel serves as a Director of Chase Corporation, a manufacturer of protective materials for high reliability applications since 2016.
Dr. Ashish Diwanji	57	President, Lydall Performance Materials	Dr. Diwanji was appointed President of the Company's Performance Materials segment effective May 26, 2020. Previously, Dr. Diwanji was the Company's Senior Vice President, Innovation and Chief Technology Officer upon joining the Company on April 20, 2020. Previously, Dr. Diwanji was the Chief Technology Officer for Consumer Solutions and General Manager of Strategic Investments of United States Steel Corporation since January 2016.
David D. Glenn	41	President, Lydall Thermal Acoustical Solutions	Mr. Glenn was appointed President of the Company's Thermal Acoustical Solutions segment effective December 10, 2020. Mr. Glenn served as Vice President, Finance and Strategic Planning for the Company's Thermal Acoustical Solutions since September 2017. Prior to this, Mr. Glenn held the role of the Vice President, Corporate Development and Investor Relations of Lydall, Inc. since 2010.
Robert B. Junker	52	President, Lydall Technical Nonwovens
Mr. Junker was appointed President of the Company's Technical Nonwovens segment effective October 14, 2019. Prior to joining the Company, Mr. Junker was Vice President Process Filtration Operations of Parker Hannifin, a global leader in motion and control technologies, since March 2017, and President, Purolator Advanced Filtration Group, Clarcor, a manufacturer of Aerospace and Industrial filtration systems, from January 2016 through February 2017.

Anthony N. Justice	59	Vice President & Chief Human Resources Officer	Mr. Justice was appointed Vice President and Chief Human Resources Officer effective January 11, 2021. Prior to joining the Company, Mr. Justice was General Manager, Human Resources of United States Steel Corporation since March 2020, and Human Resources Director from September 2017 to March 2020. Prior to that, he was Assistant Vice President, Human Resources of Ascena Retail Group, Inc., a retail company, from January 2014 to October 2016.
John J. Tedone	56	Vice President, Finance and Chief Accounting Officer	Mr. Tedone was appointed Vice President, Finance and Chief Accounting Officer effective May 4, 2020. Prior to joining the Company, Mr. Tedone served as Vice President, Finance and Chief Accounting Officer of Kaman Corporation, a producer of components servicing the aerospace and defense, industrial and medical markets, from April 2007 through April 2020.

There is no family relationship among any of the Company’s directors or executive officers.

ITEM 1A.	RISK FACTORS

The reader should carefully review and consider the risk factors discussed below. Any and all of these risk factors could materially affect the Company’s business, financial condition, future results of operations or cash flows and possibly lead to a decline in the Company’s stock price. The risks, uncertainties and other factors described below constitute all material risk factors known to management as of the date of this report. These risks factors are not necessarily in the order of importance or probability of occurrence. Additional risks and uncertainties that are not currently known to the Company or that are not currently believed by the Company to be material may also harm the Company’s business, financial condition and results of operations.

CORONAVIRUS (“COVID-19”) PANDEMIC RISKS

The Company’s financial condition and results of operations have been, and are expected to continue to be, adversely affected by the COVID-19 pandemic.

The global outbreak of COVID-19 has caused a material adverse effect on the level of economic activity around the world, including in all markets served by the Company. In response to this outbreak, the governments of many countries, states, cities, and other geographic regions have taken preventative or protective actions, such as imposing restrictions on travel and business operations. The Company has implemented numerous measures attempting to manage and mitigate the effects of the virus. While the Company has implemented programs to mitigate the impact of these measures on its results of operations, there can be no assurance that these programs will be successful. The Company cannot predict the degree to, or the time period over which, its sales and operations will be affected by the COVID-19 pandemic and governmental preventative measures, and the effects could be material. During 2020, the Company's sales declined 8.8% compared to 2019 due in large part to impacts of the COVID-19 pandemic.

The COVID-19 pandemic poses the risk that we or the Company’s affiliates, employees, suppliers, customers and others may be restricted or prevented from conducting business activities for indefinite or intermittent periods of time, including as a result of employee health and safety concerns, social distancing protocols, temporary shutdowns, shelter in place orders, travel restrictions and other actions and restrictions that may be requested or mandated by governmental authorities. For example, in early 2020 the Company experienced a temporary reduction of its manufacturing and operating capacity in China as a result of government-mandated actions to control the spread of COVID-19. Additionally, in the first half of 2020, the Company experienced the ramp-down of its automotive manufacturing facilities in the Americas and European regions coinciding with the temporary shutdown of its major automotive customer facilities in these regions. While many of the Company’s other facilities have been designated as essential businesses in jurisdictions in which facility closures have otherwise been mandated, the Company can give no assurance that this will not change in the future or that its businesses will continue to be classified as essential in each of the jurisdictions in which it operates.

In addition, restrictions on the Company’s access to its manufacturing facilities, support operations and workforce, or similar limitations for its distributors and suppliers, could continue to limit customer demand and/or the Company’s capacity to meet customer demand and have a material adverse effect on its business, financial condition and results of operations. The Company has modified its business practices (including employee travel, employee work locations, limited/restricted third-party access to the Company's facilities, and cancellation of physical participation in meetings, events and conferences), and may take further actions as may be required by government authorities, for the continued health and safety of its employees, or that the Company otherwise determines are in the best interests of its employees, customers, partners, and suppliers. Furthermore, the Company has experienced disruptions and operational inefficiencies from COVID-19 related illnesses and workforce shortages, causing higher production and logistic costs, and may continue to experience such disruptions and operational inefficiencies in the future. The Company may experience delays in its supply chain, which is likely to result in higher supply chain costs to the Company in order to maintain the supply of materials and components for its products.

Managing the impact of COVID-19 on the Company has and will continue to require significant investment of time from management and employees, as well as resources across the Company's global enterprise. The focus on managing and mitigating the impacts of COVID-19 on the Company’s business may cause it to divert or delay the application of its resources toward other or new initiatives or investments, which may cause a material adverse impact on its results of operations.

The Company has and may also continue to experience impacts from market downturns and changes in consumer behavior related to pandemic fears and impacts on its workforce as a result of COVID-19. The Company has experienced a significant decline in demand from certain customers as a result of COVID-19. In addition, the Company’s customers may choose to delay or abandon projects for which the Company provides products and/or services in response to the adverse impact of COVID-19 and the measures to contain its spread have had on the global economy.

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

The extent to which the COVID-19 pandemic will continue to impact the Company’s financial condition depends on future developments that are highly uncertain and are difficult to predict, including new government actions or restrictions, new information that may emerge concerning the severity, the longevity and the impact of COVID-19 on economic activity. To the extent the COVID-19 pandemic materially adversely affects the Company’s business and financial results, it may also have the effect of significantly heightening many of the other risks associated with the Company's business and indebtedness. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview of Business" in Part II, Item 7 of this Annual Report on Form 10-K.

Our invocation due to the COVID-19 pandemic of the force majeure provisions contained in certain contracts may expose us to claims from customers and lead to reputational damage.

In the three-month period ended September 30, 2020, labor shortages and operational inefficiencies directly related to COVID-19 affecting the Thermal Acoustical Solutions segment caused the Company to invoke force majeure (or excusable delay) with its customers. The events leading up to the invocation of force majeure caused interruption of a customer’s production line. A resurgence of cases in late 2020 at that same facility caused the Company to expand its declaration of force majeure (or excusable delay) to cover most of its automotive customers. Although the Company believes it has a strong legal basis for asserting force majeure or commercial impracticability as a result of COVID-19, it is reasonably possible customers may assert claims against the Company, and the Company could be subject to financial damages to customers, which could have a material effect on the Company’s consolidated results of operations and cash flows or its reputation.

The COVID-19 pandemic presents significant challenges to the Company’s liquidity and ability to comply with its financial covenants.

The Company’s continued access to affordable sources of liquidity and its ability to comply with its financial covenants set forth in the 2018 Amended and Restated Credit Agreement, as amended (“Amended Credit Agreement”), depends on multiple factors, including global economic conditions, the COVID-19 pandemic’s effects on its customers and their production rates, the condition of global financial markets, the availability of sufficient amounts of financing, its operating performance, and its credit worthiness. The Company relies on the credit markets to provide it with liquidity to operate and grow its businesses beyond the liquidity that operating cash flows provide. In March 2020, the Company drew down an incremental $20.0 million under its Amended Credit Agreement to provide liquidity as it addressed critical issues related to the COVID-19 pandemic. In addition, on May 11, 2020, the Company amended its Amended Credit Agreement, which, among other changes, decreased available borrowings from $450.0 million to $314.0 million and modified certain financial covenants, at least one of which the Company expected to fail under the Amended Credit Agreement during the second quarter of 2020. On October 14, 2020, the Company further amended its Amended Credit Agreement to allow certain restructuring and other charges, as defined by the agreement, to be excluded from EBITDA in the calculation of the Company’s financial covenants. As a result of the impacts of the COVID-19 pandemic, the Company's access to and cost of financing will depend on, among other things, global economic conditions, conditions in the global financing markets, the availability of sufficient amounts of financing, its prospects and its credit ratings. The Company believes that its liquidity resources, including available funds under the Amended Credit Agreement, are sufficient to meet its working capital needs and other cash requirements. The Company was in compliance with its financial covenants as of December 31, 2020, and management does not anticipate noncompliance in the foreseeable future. See Note 7, “Long-Term Debt and Financing Arrangements”, in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

The Company may not be able to collect amounts owed to it or sell its inventory due to customers becoming significantly impacted by the COVID-19 pandemic.

The Company experienced an increase in uncollectible receivables during 2020, which may continue if customers continue to be significantly impacted by COVID-19 and are unable to pay. Additionally, the Company may experience an increase in inventory write-off charges for those inventory items that have no alternative use for customers that are severely impacted by COVID-19.

GLOBAL POLITICAL AND ECONOMIC RISKS

Global political or economic changes may negatively impact the Company’s business.

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

Furthermore, the implementation of more restrictive trade policies, including the imposition of tariffs, or the renegotiation of existing trade agreements by the U.S. or by countries where the Company sells products or procures materials incorporated into our products could negatively impact the Company's business, results of operations, and financial condition. For example, a government's adoption of "buy national" policies or retaliation by another government against such policies, could have a negative impact on the Company's results of operations by decreasing the demand for Company products in certain countries and/or increase the prices on raw materials that are critical to the Company's businesses.

On January 31, 2020, the United Kingdom withdrew from the European Union ("EU") (generally referred to as “BREXIT”). On December 24, 2020, the U.K. and EU reached an agreement ("Brexit Agreement") which contains new rules for how the U.K. and EU will live, work, and trade together. The Company has operations in the U.K. Changes resulting from Brexit and the Brexit Agreement could subject the Company to increased risk, including among other things, regulatory oversight, disruptions to supply, increases in prices, fees, taxes, or tariffs on goods that are sold between the E.U. and the U.K., inspections or barriers on goods sold between the U.K. and the E.U., extra charges, and/or difficulty with hiring employees. The Company is in the process of evaluating the potential impact of the Brexit Agreement.

Brexit may also cause fluctuations in the value of the U.K. pound sterling and E.U. euro. Fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect the Company's expenses, earnings, cash flows, results of operations, and revenues. Although the Company may attempt to mitigate some of its exposure to foreign currency exchange risks through hedging arrangements, the Company's hedging arrangements may not target the potential impacts associated with fluctuations in currency resulting from Brexit or otherwise effectively offset the adverse financial impacts.

The Company’s foreign sales, including U.S. and non-U.S. customers, and U.S. export sales were 55.3% of net sales in 2020, 53.1% in 2019, and 53.5% in 2018. If the global economy were to take a significant downturn, depending on the length, duration and severity of such downturn, the Company’s business and financial statements could be materially adversely affected.

The Company’s foreign operations expose it to business, economic, political, legal, regulatory and other risks.

The Company believes that in order to be competitive and grow its businesses, it needs to maintain significant foreign operations. Foreign sales were $343.9 million, $358.7 million and $363.7 million for the fiscal years ended December 31, 2020, 2019, and 2018, respectively. Foreign operations are subject to inherent risks including political and economic conditions in various countries, unexpected changes in regulatory requirements (including tariff regulations and trade restrictions), longer accounts receivable collection cycles and potentially adverse tax consequences. In addition, COVID-19 has resulted in travel restrictions and extended temporary shutdowns of certain businesses outside the U.S. The Company has little control over most of these risks and may be unable to anticipate changes in international economic and political conditions and, therefore, unable to alter its business practices in time to avoid the adverse effect of any of these possible changes.

Foreign currency exchange rate fluctuations and limitations on repatriation of earnings may affect the Company’s results of operations.

The Company’s financial results are exposed to currency exchange rate fluctuations and an increased proportion of its assets, liabilities and expenses are denominated in non-U.S. dollar currencies. There can be significant volatility in foreign currencies that impact the Company, primarily the British Pound Sterling, Euro, Chinese Yuan, and Canadian Dollar. The Company’s foreign and domestic operations seek to limit foreign currency exchange transaction risk by completing transactions in functional currencies whenever practical or through the use of foreign currency forward exchange contracts when deemed appropriate. If the Company does not successfully hedge its currency exposure, changes in the rate of exchange between these currencies and the U.S. dollar may negatively impact the Company. Translation of the results of operations and financial condition of its foreign operations into U.S. dollars may be affected by exchange rate fluctuations. Additionally, limitations on the repatriation of earnings, including imposition or increase of withholding and other taxes on remittances, may limit or negatively impact the Company’s ability to redeploy or distribute cash. The Company receives a material portion of its revenue from foreign operations. Foreign operations generated approximately 45.0%, 42.8% and 46.3% of total net sales for fiscal years ended December 31, 2020, 2019, and 2018, respectively.

COMPANY AND OPERATIONAL RISKS

The Company’s Thermal Acoustical Solutions segment, and to a lesser extent, Technical Nonwovens and Performance Materials segments, are tied primarily to general economic and automotive industry conditions.

Consolidated sales to the automotive market accounted for 38.5%, 42.9% and 46.3% of the Company’s net sales for fiscal years ended December 31, 2020, 2019, and 2018, respectively. The Thermal Acoustical Solutions segment net sales from products manufactured in North America were 68.3%, 69.9%, and 69.6% for fiscal years ended December 31, 2020, 2019, and 2018, respectively, with the remainder manufactured in Europe and Asia. This segment is closely tied to general economic and automotive industry conditions as demand for vehicles depends largely on the strength of the economy, employment levels, consumer confidence levels, the availability and cost of credit, the cost of fuel, legislative and regulatory oversight and trade agreements. These factors have had, and could continue to have, a substantial impact on the segment. Adverse developments could reduce demand for new vehicles, causing the Company’s customers to reduce their vehicle production in North America, Europe and Asia and, as a result, demand for Company products would be adversely affected.

Implementation of the Company’s strategic initiatives may not be successful.

As part of its business strategy, the Company continues to review various strategic and business opportunities to grow the business and to assess the profitability and growth potential for each of its existing businesses. The Company may incur significant professional services expenses associated with the review and potential implementation of strategic business opportunities. The Company cannot predict with certainty whether any recent or future strategic transactions will be beneficial to the Company. Among other things, future performance could be impacted by the Company’s ability to:

•Identify and effectively complete strategic transactions;
•Obtain adequate financing to fund strategic initiatives;
•Successfully integrate and manage acquired businesses that involve numerous operational and financial risks, including difficulties in the integration of acquired operations, diversion of management's attention from other business concerns, managing assets in multiple geographic regions and potential loss of key employees and key customers of acquired operations;
•Improve operating margins through its Lean Six Sigma initiatives which are intended to improve processes and workflow, improve customer service, reduce costs and leverage synergies across the Company; and
•Successfully invest and deploy capital investments to support our business and commitments to our customers.

In order to meet its strategic objectives, the Company may also divest assets and/or businesses. Successfully executing such a strategy depends on various factors, including effectively transferring assets, liabilities, contracts, facilities, and employees to any purchaser, identifying and separating the intellectual property to be divested from the intellectual property that the Company wishes to retain, reducing or eliminating fixed costs previously associated with the divested assets or business, and collecting the proceeds from any divestitures.

The Company may be unable to realize expected benefits from cost reduction, restructuring and consolidation efforts; and profitability, specifically, or our business, generally, may otherwise be adversely affected.

From time to time, the Company announces restructuring or consolidation plans, which include workforce reductions, facility consolidations and/or closures, and other cost reduction initiatives in order to operate more efficiently and control costs. These plans are intended to generate operating expense savings through direct cost and indirect overhead expense reductions as well as other savings. The Company may undertake workforce reductions or restructuring actions in the future. These types of cost reduction and restructuring activities are complex. If the Company does not successfully manage current restructuring activities, or any other restructuring activities that it may undertake in the future, expected efficiencies and benefits might be delayed or not realized, and our operations and business could be disrupted. Risks associated with these actions and other workforce management issues include unforeseen delays in implementation of anticipated workforce reductions, additional unexpected costs, adverse effects on employee morale and the failure to meet operational targets due to the loss of employees, any of which may impair our ability to achieve anticipated cost reductions or may otherwise harm the business, which could have a material adverse effect on competitive position, results of operations, cash flows or financial condition.

The Company’s future success depends upon its ability to continue to innovate, improve its existing products, develop and market new products, and identify and enter new markets.

Improved performance and growth are partially dependent on future improvements to existing products and new product introductions. Delays in improving or developing products and long customer qualification cycles may impact the success of new product programs. The degree of success of new product programs could impact the Company’s future results. Developments by other companies of new, improved, or disruptive products, processes or technologies may make the Company's products or proposed products obsolete or less competitive and may negatively impact the Company's net sales. As such, the ability to compete is, in part, dependent on the Company's ability to continually offer enhanced and improved products that meet the changing requirements of the Company's customers. If the Company fails to develop new products or enhance existing products, it could have a material adverse effect on the Company's business, financial condition or results of operations.

Raw material pricing, supply issues, and disruptions in transportation networks could affect all of the Company’s businesses.

The Thermal Acoustical Solutions segment uses aluminum and other metals to manufacture most of its automotive heat shields. The Thermal Acoustical Solutions, Technical Nonwovens and Performance Materials segments use various petroleum-derivative fibers in manufacturing products, and the Performance Materials segment uses various glass-derivative fibers in manufacturing products. If the prices and duties of these raw materials, or any other raw materials used in the Company’s businesses increase, the Company may not have the ability to pass all of the incremental cost increases on to its customers. In addition, an interruption in the ability of the Company to source such materials, including government trade restrictions, could negatively impact operations and sales.

The Company could be subject to work stoppages or other business interruptions as a result of its unionized work force.

A portion of the Company’s hourly employees are represented by various union locals and are covered by collective bargaining agreements. These agreements contain various expiration dates and must be renegotiated upon expiration. If the Company is unable to negotiate any of its collective bargaining agreements on satisfactory terms prior to expiration, the Company could experience disruptions in its operations which could have a material adverse effect on operations.

The Company’s manufacturing processes are subject to inherent risk.

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

The Company’s resources are limited and may impair its ability to capitalize on changes in technology, competition and pricing.

The industries in which the Company sells its products are highly competitive and many of our competitors are affiliated with entities that are substantially larger and have greater financial, technical, and marketing resources. The Company’s more limited resources and relatively diverse product mix may limit or impair its ability to capitalize on changes in technology, competition, or pricing.

The Company’s products may fail to perform as expected, subjecting it to warranty or other claims from its customers.

If failure of the Company's products results in, or is alleged to result in, bodily injury and/or property damage or other losses, the Company may be subject to product liability lawsuits, product recalls and other claims, any of which could have a material adverse impact on results of operations and cash flows.

If the Company does not retain its key employees, the Company’s ability to execute its business strategy could be adversely affected.

The Company’s success, in part, depends on key managerial, engineering, sales, marketing, and technical personnel and its ability to continue to attract and retain additional personnel. The loss of certain key personnel could have a material, adverse effect upon the Company’s business and results of operations. There is no assurance that the Company can retain its key employees or that it can attract competent and effective new or replacement personnel in the future.

The Company may be unable to adequately protect its intellectual property, which may limit its ability to compete effectively.

The Company owns intellectual property, including patents, trademarks, and trade secrets, which play an important role in helping the Company to maintain its competitive position in a number of markets. The Company is subject to risks with respect to (i) changes in the intellectual property landscape of markets in which it competes; (ii) the potential assertion of intellectual property-related claims against the Company; (iii) the misappropriation by third parties of our intellectual property (e.g., disclosure of trade secrets by former employees); (iv) the failure to maximize or successfully assert its intellectual property rights; and (iv) significant technological developments by others.

Impairment of the Company’s goodwill or other long-lived assets has required, and may in the future require, recording significant charges to earnings.

The Company reviews its finite long-lived assets for impairment at the asset group level at least annually in the fourth quarter or when events or changes in circumstances indicate the carrying value may not be recoverable. Factors that may be considered a change in circumstances, indicating that the carrying value of goodwill or other long-lived assets may not be recoverable, include, but are not limited to, a decline in the Company’s stock price and market capitalization, a reduction in future cash flow estimates, and slower future growth rates. Certain factors led to an impairment of the Performance Materials segment goodwill and other long-lived assets amounting to total charges of $61.1 million during the three-month period ended March 31, 2020 and $64.2 million in fiscal year ended December 31, 2019. See Note 6, “Goodwill and Other Intangible Assets”, in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

REGULATORY, COMPLIANCE, LEGAL AND ENVIRONMENTAL RISKS

The Company is subject to the U.S. Foreign Corrupt Practices Act and similar worldwide anti-bribery laws, which impose restrictions on the Company and violations of which may carry substantial fines and penalties and result in criminal sanctions.

The U.S. Foreign Corrupt Practices Act and anti-bribery laws in other jurisdictions, including anti-bribery legislation in the U.K., generally prohibit companies and their intermediaries from making improper payments for the purpose of obtaining or retaining business or other commercial advantage. The Company’s policies mandate compliance with these anti-bribery laws, violations of which often carry substantial fines and penalties and could result in criminal sanctions against the Company, its officers, or its employees. The Company cannot assure that its internal control policies and procedures always will protect it from reckless or other inappropriate acts committed by the Company’s affiliates, employees, or agents. Violations of these laws, or allegations of such violations, could have a material adverse effect on the Company's business or financial condition and could possibly lead to a decline in the Company's stock price.

The Company is subject to legal and compliance risks and oversight on a global basis and developments in these risks and related matters could have a material adverse effect on the Company's consolidated financial position, results of operations or liquidity.

The Company is subject to a variety of laws and regulations that govern our business both in the United States and internationally, including antitrust laws. Violations of these laws and regulations can result in significant fines, penalties or other damages being imposed by regulatory authorities. Expenses and fines arising out of or related to these investigations and related claims can also be significant. Despite meaningful measures that the Company undertakes to seek to ensure lawful conduct, which include training and internal control policies, these measures may not always prevent the Company's employees or agents from violating the laws and regulations. As a result, the Company could be subject to criminal and civil penalties, disgorgement, further changes or enhancements to our procedures, policies and controls, personnel changes or other remedial actions. Violations of laws, or allegations of such violations, could disrupt operations, involve significant management distraction and result in a material adverse effect on the Company's competitive position, results of operations, cash flows or financial condition.

The Company is involved in certain legal proceedings and may become involved in future legal proceedings all of which could give rise to liability.

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

The Company is subject to environmental laws and regulations that could increase its expense and affect operating results.

The Company is subject to federal, state, local, and foreign environmental, health and safety laws and regulations that affect operations. New and changing environmental laws and regulations may impact the products manufactured and sold to customers. In order to maintain compliance with such laws and regulations, the Company must devote significant resources and maintain and administer adequate policies, procedures, and oversight. Should the Company fail to do these things, it could be negatively impacted by lower net sales, fines, legal costs, and clean-up requirements.

The Company may incur liabilities under various government statutes for the investigation and cleanup of contaminants previously released into the environment. Although there is no certainty, the Company does not anticipate that compliance with current provisions relating to the protection of the environment or that any payments the Company may be required to make for cleanup liabilities will have a material adverse effect upon the Company's cash flows, competitive position, financial condition or results of operations. Current and on-going environmental matters are further addressed in Note 17, “Commitments and Contingencies”, in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

DEBT COMPLIANCE AND OTHER FINANCIAL RISKS

Incurring a substantial amount of indebtedness could have an adverse effect on the Company’s financial health and make it more difficult for the Company to obtain additional financing in the future.

The Company incurred a substantial amount of debt to fund the purchase price of Interface Performance Materials in August 2018. Incurring this additional debt may have an adverse effect on the Company’s financial condition and may limit the Company’s ability to obtain any necessary financing in the future for working capital, capital expenditures, future acquisitions, debt service requirements or other purposes. In addition, the Company may not be able to generate sufficient cash flow or otherwise obtain funds necessary to meet the additional debt obligations. On May 11, 2020, the Company amended its Amended Credit Agreement, which, among other changes, decreased available borrowings from $450.0 million to $314.0 million and modified certain financial covenants, at least one of which the Company expected to fail under the Amended Credit Agreement during the second quarter of 2020. The Amended Credit Agreement was further amended on October 14, 2020 to allow certain restructuring and other charges, as defined by the amendment, to be excluded from EBITDA in the calculation of the Company's financial covenants as the Company anticipated it would have failed to satisfy one of the financial covenants prior to the amendment. For further information, see Note 7, “Long-Term Debt and Financing Arrangements”, in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. Any default under the Amended Credit Agreement would likely result in the acceleration of the repayment obligations to our lenders.

The Company may not have adequate cash to fund its operating requirements.

The principal source of the Company’s liquidity is operating cash flows. Other significant factors that affect the overall management of liquidity include capital expenditures, investments in businesses, acquisitions, income tax payments, pension funding, outcomes of contingencies, and availability of lines of credit and long-term financing. The Company believes that its liquidity resources, including available funds under the Amended Credit Agreement, are sufficient to meet its working capital needs and other cash requirements, however the Company’s liquidity can be impacted by its ability to:

•Manage working capital and the level of future profitability. The consolidated cash balance is impacted by the Company's ability to collect accounts receivables balances and capital equipment and inventory investments that may be made in response to changing market conditions; and

•Satisfy covenants and other obligations under its existing Amended Credit Agreement, which expires in August 2023, and includes a consolidated net leverage ratio and consolidated fixed charge coverage ratio, which could limit or prohibit the Company’s ability to borrow funds. On May 11, 2020, the Company amended its Amended Credit Agreement, which, among other changes, modified certain financial covenants; and, as early as the second quarter of 2020, the Company expected it would have failed to satisfy at least one of the financial covenants prior to the amendment. The Company’s failure to comply with these amended debt covenants and other obligations in the future could limit the Company’s ability to make acquisitions, incur additional debt, make investments, or consummate asset sales and obtain additional financing from other sources. See Note 7, “Long-Term Debt and Financing Arrangements”, in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

The Company's hedging activities could negatively impact results of operations and cash flows.

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

The Company uses a combination of insurance and self-insurance to provide for potential liabilities.

For property risk, workers’ compensation, automobile and general liability, director and officers’ liability and employee health care benefits, the Company uses a combination of insurance and self-insurance. The Company estimates the liabilities associated with the risks retained by the Company, in part, by considering historical claims experience and other actuarial assumptions which, by their nature, are subject to a high degree of variability.

The Company’s current reserve levels may not be adequate to cover potential exposures.

Estimates and assumptions may affect the reserves that the Company has established to cover uncollectible accounts receivable, excess or obsolete inventory, income tax valuation, and fair market value write downs of certain assets and various liabilities. Actual results could differ from those estimates.

Realization of deferred tax assets is not assured.

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

INFORMATION TECHNOLOGY, CYBERSECURITY, AND DATA PRIVACY RISKS

Disruptions may occur to the Company’s operations relating to information technology.

The capacity, reliability, and security of the Company’s information technology (“IT”) hardware and software infrastructure and the ability to expand and update this infrastructure in response to the Company’s changing needs, including an increase in IT support for employees who are encouraged to work remotely as a result of the COVID-19 pandemic, are important to the operation of the businesses. Also, any inadequacy, interruption, loss of data, integration failure or security failure of the Company’s IT technology could harm its ability to effectively operate its business, which could adversely impact the Company’s results of operations and cash flows.

Increased cybersecurity requirements, vulnerabilities, threats and more sophisticated and targeted computer crime could pose a risk to the Company’s systems, networks, and data.

Increased global cybersecurity vulnerabilities and threats and more sophisticated and targeted cyber-related attacks pose an ongoing risk to the security of the Company’s systems and networks and the confidentiality, availability and integrity of the Company’s data. While the Company has not, to date, suffered a material loss from cyber incidents, from time to time, the Company experiences attacks on its systems and networks, including attacks that introduce malicious software into the Company's systems and networks, or gain access to and manipulate information in order to perpetrate a fraud on the Company or its customers. Cyber threats are constantly evolving, thereby increasing the efforts and controls required to prevent, detect and successfully defend against them. While the Company attempts to mitigate these risks by employing a number of measures, including employee training, cyber security monitoring, threat detection and response procedures, and maintenance of protective systems and contingency plans, the Company remains vulnerable to additional known or unknown threats. Moreover, as a result of the COVID-19 pandemic, a greater number of employees are working remotely, which further increases the Company's vulnerability to cyber risks. The Company's systems and networks contain sensitive, confidential or personal data or information in certain of the Company’s businesses that is subject to foreign, federal, state and local privacy and security laws, regulations and customer-imposed controls.

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

GENERAL RISKS

The Company could be negatively affected as a result of the actions of activist stockholders.

Over the last few years, proxy contests and other forms of stockholder activism have been directed against numerous public companies. The Company could become engaged in a solicitation, or proxy contest, or experience other stockholder activism, in the future. Activist stockholders may advocate for certain governance and strategic changes at the Company. In the event of stockholder activism, particularly with respect to matters which the Company's Board of Directors, in exercising their fiduciary duties, disagree with or have determined not to pursue, the Company could be adversely affected because responding to actions by activist stockholders can be costly and time-consuming, disrupting operations and diverting the attention of management, and perceived uncertainties as to future direction may result in the loss of potential business opportunities and may make it more difficult to attract and retain qualified personnel, business partners and customers.

The Company’s quarterly operating results may fluctuate; as a result, the Company may fail to meet or exceed the expectations of research analysts or investors, which could cause the Company’s stock price to decline.

The Company’s quarterly results are subject to significant fluctuations. Operating results have fluctuated as a result of many factors, including size and timing of orders and shipments, loss of significant customers, product mix, reductions in customer pricing, customer or company shut-downs, technological change, operational efficiencies and inefficiencies, competition, changes in tax laws and deferred tax asset valuation allowances, strategic initiatives, severance and recruiting charges, asset impairment, penalties or fines and general economic conditions. In addition, lower revenues may cause asset utilization to decrease, resulting in the under absorption of the Company’s fixed costs, which could negatively impact gross margins. Additionally, the Company’s gross margins vary among its product groups and have fluctuated from quarter to quarter as a result of shifts in product mix. Any and all of these factors could affect the Company’s business, financial condition, future results of operations or cash flows and possibly lead to a decline in the Company’s stock price.

Changes in Accounting Standards could have a material adverse effect on the Company's business.

The Company’s accounting and financial reporting policies conform to U.S. generally accepted accounting principles (“U.S. GAAP”), which are periodically revised and/or expanded. The application of accounting principles is also subject to varying interpretations over time. Accordingly, the Company is required to adopt new or revised accounting standards or comply with revised interpretations that are issued from time to time by various parties, including accounting standard setters and those who interpret the standards, such as the FASB and the SEC. Such new financial accounting standards may change the financial accounting or reporting standards that govern the preparation of the Company’s Consolidated Financial Statements. During 2019, the Company adopted Accounting Standards Update (“ASU”) 2016-02, Leases, which provided for a wide-ranging change to lease accounting. During 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, which provided for comprehensive changes in revenue recognition and superseded nearly all existing U.S. GAAP. Implementing changes required by new standards, requirements or laws require interpretation of rules and development of new accounting policies and internal controls that if not appropriately applied could result in financial statement errors, deficiencies in internal control in addition to significant costs to implement.

Changes in tax rates and exposure to additional income tax liabilities could have a material adverse effect on the Company's consolidated financial position.

The Company is subject to risks with respect to changes in tax law and rates, changes in rules related to accounting for income taxes, or adverse outcomes from tax audits that are in process or future tax audits in various jurisdictions in which the Company operates. On December 22, 2017, the U.S. government enacted comprehensive tax legislation commonly referred to as the Tax Cuts and Jobs Act (the “Tax Reform Act”). The changes included in the Tax Reform Act were broad and complex and may be subject to further changes as a result of the recent changes in the composition of the U.S. Congress and the new U.S. President. In addition, certain jurisdictions in which the Company operates have statutory rates greater than or less than the United States statutory rate. Changes in the mix and source of earnings between jurisdictions could have a significant impact on the Company’s overall effective tax rate.

Increases in energy pricing can affect all of the Company’s businesses.

Higher energy costs at the Company’s manufacturing plants or higher energy costs passed on from the Company’s vendors could impact the Company’s profitability.

Ineffective internal controls could impact our business and operating results.

The Company's internal controls over financial reporting may not prevent or detect misstatements because of their inherent limitations in detecting human errors, the circumvention or overriding of controls, or fraud. Even effective internal controls can provide only reasonable assurance with respect to the preparation and fair presentation of financial statements. If the Company fails to maintain the adequacy of internal controls, including any failure to implement required new or improved controls; otherwise fails to prevent financial reporting misstatements; or if the Company experiences difficulties in implementing internal controls of acquired businesses, the Company's operating results could be negatively impacted, and the Company could fail to meet its financial reporting obligations.

FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Any statements contained in this Annual Report on Form 10-K that are not statements of historical fact may be deemed to be forward-looking statements. All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current assumptions relating to the Company’s business, the economy and future conditions. Forward-looking statements generally can be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “forecasts,” “predicts,” “targets,” “prospects,” “strategy,” “signs” and other words of similar meaning in connection with the discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash and other measures of financial performance. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Forward-looking statements in this Annual Report on Form 10-K include, among others, statements relating to:
•Expected impact of the coronavirus ("COVID-19") pandemic on the Company's businesses;
•Expected impact of Brexit and the Brexit Agreement on the Company's businesses;
•Overall economic, business and political conditions and the effects on the Company’s markets;
•Outlook for first quarter and full year 2021;
•Ability to improve operational effectiveness;
•Expected vehicle production in the North American, European or Asian markets;
•Growth opportunities in markets served by the Company;
•Integration and financial performance of acquisitions;
•Expected costs and future savings associated with restructuring or other cost savings programs;
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
•Ability to meet financial covenants in the Company's Amended Credit Agreement;
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

All forward-looking statements are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements made in this Annual Report on Form 10-K, as well as in press releases and other statements made from time to time by the Company’s authorized officers. Such risks and uncertainties include, among others, the risk factors included in Item 1A of this Annual Report on Form 10-K. The Company does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

The Company's facilities as of December 31, 2020 are situated at the following principal locations and have the following characteristics:

Location	Primary Business Segment/General Description	Type of Interest
Manchester, Connecticut	Corporate Office	Owned
Altenkirchen, Germany	Performance Materials – Specialty Media Manufacturing	Owned
Fulton, New York	Performance Materials – Specialty Media Manufacturing	Owned
Green Island, New York	Performance Materials – Specialty Media Manufacturing	Owned
Marshalltown, Iowa	Performance Materials – Specialty Media Manufacturing	Owned
Rochester, New Hampshire	Performance Materials – Specialty Media Manufacturing	Owned
Saint-Rivalain, France	Performance Materials – Specialty Media Manufacturing	Owned
Fulda, Germany	Technical Nonwovens – Filtration Media Manufacturing	Leased
North Augusta, South Carolina	Technical Nonwovens – Filtration Media Manufacturing	Owned
Rossendale, United Kingdom	Technical Nonwovens – Filtration Media Manufacturing	Owned
St. Elzear, Quebec, Canada	Technical Nonwovens – Filtration Media Manufacturing	Owned
St. Marie, Quebec, Canada	Technical Nonwovens – Filtration Media Manufacturing	Owned
Wuxi, China	Technical Nonwovens – Filtration Media Manufacturing	Leased
Yixing, China	Technical Nonwovens – Filtration Media Manufacturing	Leased
Hamptonville, North Carolina	Thermal Acoustical Solutions – Product Manufacturing	Owned
Meinerzhagen, Germany	Thermal Acoustical Solutions – Product Manufacturing	Owned
Novi, Michigan	Thermal Acoustical Solutions – Product Manufacturing	Leased
Saint-Nazaire, France	Thermal Acoustical Solutions – Product Manufacturing	Owned
Taicang, China	Thermal Acoustical Solutions – Product Manufacturing	Leased
Yadkinville, North Carolina	Thermal Acoustical Solutions – Product Manufacturing	Leased
For additional information regarding lease obligations, see Note 10, "Leases", in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. The Company considers its properties to be in good operating condition and suitable and adequate for its present needs. In addition to the properties listed above, the Company has several sales offices and warehouses that are leased in North America, Europe and Asia, which the Company believes are not material individually and/or in the aggregate.

ITEM 3.	LEGAL PROCEEDINGS

GENERAL

From time to time, the Company is subject to legal proceedings, claims, investigations and inquiries that arise in the ordinary course of business such as, but not limited to, actions with respect to commercial, intellectual property, employment, personal injury, and environmental matters. The Company believes that it has meritorious defenses against the claims currently asserted against it and intends to defend them vigorously. While the outcome of litigation is inherently uncertain and the Company cannot be sure that it will prevail in any of the cases, subject to the matters referenced in Note 17, "Commitments and Contingencies", in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, the Company is not aware of any matters pending that are expected to have a material adverse effect on the Company’s business, competitive position, financial position, results of operations, capital expenditures or cash flows.

The Company records loss accruals related to matters for which it considers a loss to be both probable and reasonably estimable. Legal expenses are generally expensed when incurred. The Company evaluates, on a quarterly basis, developments in legal proceedings that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. Loss contingencies are subject to substantial uncertainties, however, including for each such contingency the following, among other factors: (i) the procedural status of the case; (ii) whether the case has or may be certified as a class action suit; (iii) the outcome of preliminary motions; (iv) the impact of discovery; (v) whether there are significant factual issues to be determined or resolved; (vi) whether the proceedings involve a large number of parties and/or claims in multiple jurisdictions or jurisdictions in which the relevant laws are complex or unclear; (vii) the extent of potential damages, which are often unspecified or indeterminate; and (viii) the status of settlement discussions, if any, and the settlement postures of the parties. Because of these uncertainties, management has determined that, except as set forth in Note 17, "Commitments and Contingencies", in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, the amount of loss or range of loss that is reasonably possible in respect of each matter described below (including any reasonably possible losses in excess of amounts already accrued), is not reasonably estimable.

Except as set forth in Note 17, "Commitments and Contingencies", in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, neither the Company nor any of its subsidiaries is a party, nor is any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries.

ENVIRONMENTAL MATTERS

The Company and its subsidiaries are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of all such claims in existence at December 31, 2020, will not have a material adverse effect on our business, financial condition and results of operations or cash flows.

Provisions for such matters are charged to expense when it is probable that a liability has been incurred and reasonable estimates of the liability can be made. Estimates of environmental liabilities are based on a variety of matters, including, but not limited to, the stage of investigation, the stage of the remedial design, evaluation of existing remediation technologies, the availability of insurance coverage by or contractual environmental risk transfer to third parties, and presently enacted laws and regulations. In future periods, numerous factors could significantly impact any estimates of environmental remediation costs.

Additional information relating to certain environmental matters is set forth in Note 17, "Commitments and Contingencies", in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

COMMON STOCK

The Company’s Common Stock is traded on the New York Stock Exchange (“NYSE”) under the symbol LDL. As of December 31, 2020, 8,165 stockholders of record held 17,838,052 shares of the Company’s Common Stock, $0.01 par value.

ISSUER PURCHASES OF EQUITY SECURITIES

The Company acquired 11,329 shares of the Company's Common Stock through employee tax withholding obligations during 2020, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, which provide for the Company to withhold the number of shares having fair value equal to each recipient’s tax withholding due. The following table details the activity for the three months ended December 31, 2020.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares That May Yet Be Purchased Under the Plans or Programs
Activity October 1, 2020 - October 31, 2020	—	$—	—	—
Activity November 1, 2020 - November 30, 2020	6,254	24.98	—	—
Activity December 1, 2020 - December 31, 2020	2,735	29.75	—	—
Total	8,989	$26.43	—	—

PERFORMANCE GRAPH

The following performance graph and related information shall not be deemed to be “soliciting material” or “filed” for purposes of Section 18 of the Exchange Act, nor shall such information be incorporated by reference into any filing of the Company under the Exchange Act, except to the extent that the Company specifically incorporates it by reference in such filing.

The following is a comparison of the Company's total shareholder return for the period 2015 - 2020 compared to the Standard & Poor’s Small Cap 600 Index and the Russell 2000 Small Cap Index. Cumulative total return is measured assuming an initial investment of $100 on December 31, 2015, including reinvestment of dividends, if any. The performance graph does not include a published industry or line-of-business index or peer group of similar issuers because during the performance period, the Company was conducting operations in diverse lines of business and management does not believe a meaningful industry index or peer group can be reasonably identified. Accordingly, as permitted by regulation, the graph includes the Standard & Poor’s Small Cap 600 Index and to the Russell 2000 Small Cap Index, both of which are composed of issuers with market capitalization generally similar to that of the Company.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among Lydall, Inc., the S&P Smallcap 600 Index, and the Russell 2000 Index

$200
$180
$160
$140
$120
$100
$80
$60
$40
$20
$0
12/15
12/16
12/17
12/18
12/19
12/20
Lydall, Inc.
S&P Smallcap 600
Russell 2000

	12/15	12/16	12/17	12/18	12/19	12/20
Lydall, Inc.	100.00	174.32	143.04	57.24	57.84	84.64
S&P Smallcap 600	100.00	126.56	143.30	131.15	161.03	179.20
Russell 2000	100.00	121.31	139.08	123.76	155.35	186.36

ITEM 6.	SELECTED FINANCIAL DATA

FIVE-YEAR SELECTED FINANCIAL DATA

In thousands, except per share amounts and ratio data	2020 (1)	2019 (2)	2018 (3)	2017 (4)	2016 (5)
FINANCIAL RESULTS
Net sales	$764,041	$837,398	$785,897	$698,437	$566,852
Gross margin	19.0%	18.2%	19.7%	23.4%	24.5%
Operating margin	(8.1)%	(4.6)%	6.3%	9.5%	9.8%
Impairment of goodwill and other long-lived assets	61,109	64,206	—	—	—
Employee benefit plans settlement expenses	385	25,247	—	—	—
Net (loss) income	(73,725)	(70,513)	34,944	49,317	37,187
FINANCIAL POSITION
Current assets	$349,392	$283,597	$317,078	$273,495	$255,606
Current liabilities	187,629	129,858	121,346	102,106	90,444
Working capital	161,763	153,739	195,732	171,389	165,162
Property, plant and equipment, net	214,513	221,642	213,369	170,322	160,795
Total assets	775,462	785,937	872,686	560,871	527,029
Long-term debt, excluding current portion	260,649	262,713	314,614	76,913	128,141
Total stockholders’ equity	257,696	318,420	369,275	353,396	273,456
PER SHARE AMOUNTS
Basic net income	$(4.24)	$(4.08)	$2.03	$2.89	$2.20
Diluted net income	$(4.24)	$(4.08)	$2.02	$2.85	$2.16

This table should be read in conjunction with Management's Discussion and Analysis in Part II, Item 7 and the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for specific changes in the Company and its markets that provide context to the above financial information for the years 2018 through 2020 including, but not limited to, discussions concerning (i) how global economic uncertainties have affected the Company’s results; (ii) the impact of the acquisitions and divestitures; (iii) the impact of foreign currency translation; (iv) facility consolidation and restructuring charges; (v) the impact of the adoption of new accounting standards, including ASU 2014-09, “Revenue from Contracts with Customers" (Accounting Standards Codification ("ASC") 606) and ASU 2016-02, "Leases" (ASC 842) and (vi) the Company’s effective tax rate. Unless otherwise noted, the amounts shown are based on a pre-tax basis.
(1)The results for 2020 include a charge of $61.1 million related to impairment of goodwill and long-lived assets, and $15.9 million of restructuring costs.
(2)The results for 2019 include a $1.5 million gain on the sale of the Geosol business, a subsidiary of the Company's Texel business, a charge of $64.2 million related to impairment of goodwill and other long-lived assets, $0.8 million for restructuring costs in the Technical Nonwovens segment, and a $1.9 million in severance costs related to reduction-in-force actions.
(3)The results for 2018 include the financial results of the acquisitions of Precision Custom Coatings and Interface Performance Materials since the closing dates on July 12, 2018 and August 31, 2018, respectively, $2.0 million of purchase accounting inventory step-up costs, and $2.3 million of restructuring costs.
(4)The results for 2017 include $1.1 million of purchase accounting inventory step-up costs, $0.7 million of restructuring costs in the Technical Nonwovens segment $1.7 million of costs for the consolidation of the Automotive segments, and $1.0 million of severance related to reduction-in-force actions.
(5)The results for 2016 include the financial results of the acquisitions of Texel and Gutsche since the closing dates on July 7, 2016 and December 31, 2016, respectively, $2.0 million of purchase accounting inventory step-up costs, and $3.5 million of settlement costs for a regulatory matter.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to provide readers of our consolidated financial statements with the perspective of management. MD&A presents, in narrative form, information regarding our financial condition, results of operations, liquidity and certain other factors that may affect our future results. This is intended to provide readers of this report with a better understanding of our businesses, strategies, and current trends. MD&A should be read in conjunction with the Consolidated Financial Statements and related Notes included in Part II, Item 8 of this Annual Report on Form 10-K.

OVERVIEW OF BUSINESS

Lydall, Inc. and its subsidiaries (collectively, “Lydall”, the “Company”, “we” and “our”) design, manufacture, and market specialty filtration and advanced materials solutions that contribute to a cleaner, quieter, and safer world. The Company operates in a variety of attractive end markets supported by global megatrends such as the demand for indoor air quality and lower emissions, near sourcing of supply chains, and vehicle electrification redefining safety and sound. Lydall solves our customers' problems culminating in demanding applications, including: high performance air and liquid specialty filtration, molecular filtration, engineered fiber based sealing solutions, specialty insulation including high temperature and ultra-low temperature (cryogenic) insulation, needle punch nonwoven materials for industrial, geosynthetic, medical and other specialty applications; and thermal management and acoustical products and solutions to assist in the reduction of noise, vibration, and harshness. The Company principally conducts its business through three reportable segments: Performance Materials, Technical Nonwovens, and Thermal Acoustical Solutions.

The Performance Materials segment is a worldwide leader in delivering innovative specialty filtration, sealing and advanced materials solutions for demanding applications. Specifically, the segment’s offerings include: (1) specialty filtration media solutions for a variety of applications in the global air and liquid filtration market such as personal protective equipment (“PPE”), indoor air quality, life sciences, transportation, and industrial applications; (2) gasket materials and parts for a broad range of applications in the global sealing market for parts in large/heavy duty equipment for commercial, industrial, agriculture and construction end markets; and, (3) advanced materials that include highly engineered insulation solutions for cryogenic storage of liquid hydrogen/nitrogen, energy storage, and advanced composite materials for aerospace and defense applications.

On August 31, 2018, the Company acquired an engineered sealing materials business operating under Interface Performance Materials ("IPM"), based in Lancaster, Pennsylvania for $268.4 million, net of cash acquired of $5.2 million. The acquisition price was subject to a post-closing purchase price adjustment that was completed in the second quarter of 2019, which reduced the purchase price to $267.0 million. IPM is a globally-recognized leader in the delivery of engineered sealing solutions that manufactures wet-laid gasket and specialty materials primarily serving OEM and Tier 1 manufacturers in the agriculture, construction, earthmoving, industrial, and automotive segments. The acquired business has been included in the Company's Performance Materials segment since the date of acquisition.

The Technical Nonwovens segment is a global leader in engineered nonwoven materials for industrial filtration applications and advanced materials products. The primary industrial filtration markets include air pollution and emissions control, power generation, and liquid filtration solutions. Advanced materials products include geotextile felts for separation, reinforcement, filtration, drainage, and protection; thermal and acoustic insulation for transportation and automotive applications, and highly customized and technical solutions for acoustic media, medical, building & construction, and safety apparel. Specifically, the segment’s offerings include needle punched nonwoven and highly engineered felts made from a variety of synthetic fibers. Automotive media is provided to Tier 1 and Tier 2 suppliers as well as the Company's Thermal Acoustical Solutions segment.

The Thermal Acoustical Solutions segment offers a full range of innovative engineered products tailored for the transportation and industrial sectors to shield sensitive components from high heat, improve exhaust gas treatment and lower harmful emissions as well as assist in the reduction of noise, vibration, and harshness (NVH).

See the "Business" section in Part I, Item I of this Annual Report on Form 10-K for additional information regarding the Company's strategy and a more detailed description of the Company's segments.

Recent Developments

COVID-19

In early 2020, the World Health Organization (“WHO”) characterized COVID-19 as a pandemic. In an effort to contain COVID-19 and slow its spread, governments throughout the world, including global and regional markets served by the Company, enacted various measures, including orders to close "non-essential" businesses, isolate residents in their places of residence, and practice social distancing. These actions and the global health crisis caused by COVID-19 could continue to adversely impact global business activity, which could continue to have a material negative impact our financial performance. Each region where we conduct business, including North America, Europe and Asia, has been and could continue to be impacted by the pandemic. The timing and extent of the impact related to COVID-19 varies by country and region. As such, given the dynamic nature of this situation, we cannot estimate with certainty the future impacts of the COVID-19 pandemic on our financial condition, results of operations or cash flows.

In addition to impacting the Company’s financial performance during 2020, the Company experienced labor shortages and operational inefficiencies, directly related to COVID-19, as customer demand increased, primarily in the Hamptonville, North Carolina operations of the Thermal Acoustical Solutions segment. As a result, the Company was unable to manufacture parts timely causing customer production line stoppages in some instances. In early fourth quarter 2020, the Company invoked force majeure, or commercial impracticability, as the basis for delayed performance of contracts and as a legal defense to any claim that may be asserted by these customers due to the unforeseen and unforeseeable nature of the COVID-19 pandemic, which is not in the Company’s control. The resurgence of cases in that same facility during the fourth quarter of 2020 caused the Company to expand its declaration of force majeure or commercial impracticability to other impacted customers.

As of the date of this report, all of our manufacturing facilities around the world are open. The Company has taken steps, at all locations, to mitigate the potential risks to employees and the Company posed by the spread, related circumstances, and economic impacts of COVID-19. As employees returned to work at various times during 2020, the Company implemented changes to help ensure the safety and health of all its employees and continues to assess and update its business continuity plans in the context of this pandemic. The Company established the Lydall Emergency Preparedness Team, which implemented strict travel restrictions, enforced rigorous hygiene protocols, increased sanitization efforts at all facilities, and implemented remote working arrangements for the majority of its employees who work outside the manufacturing facilities. The Company will continue its efforts to maintain a safe and healthy work environment and continue to allow remote working arrangements, where appropriate, as long as necessary.

As noted above, governmental authorities world-wide implemented numerous measures attempting to contain and mitigate the effects of the COVID-19 pandemic. The Company’s manufacturing facilities are in areas that have been affected by the pandemic and related shutdowns. Certain Company facilities in the United States, Europe, and Asia carried out temporary shutdowns as a result of government-imposed restrictions or in conjunction with customer plant closures during the first half of 2020. Facilities in Asia temporarily shut down in the first quarter of 2020 followed by temporary shutdowns in Hamptonville, North Carolina; Meinerzhagen, Germany; and St. Nazaire, France during the second quarter of 2020. The Company’s Asia facilities resumed operations in late February and other facilities ramped back up moderately, in line with customer demand, during the second quarter of 2020. In the three-month period ended September 30, 2020, the Company began to experience a much stronger recovery in its Performance Materials segment, specifically in its Filtration business, and in the Thermal Acoustical Solutions segment and, to a lesser extent, in the Technical Nonwovens segments as discussed below.

Performance Materials

Amounts reflected in the charts include intercompany sales and are in millions.
The Performance Materials segment sales were 7.8% higher in 2020 compared to 2019 led by a 28.6% increase in filtration product sales, partially offset by a 4.9% decline in sealing and advanced solutions product sales. The Performance Materials segment sales were significantly impacted by COVID-19 in the first half of 2020 from the comparative period in 2019 led by softer demand for sealing and advanced solutions products, which were down 15.9% due to weaker demand in automotive, agricultural, and construction equipment markets. This decline was partially offset by incremental sales for specialty filtration media products, which increased 14.1% in the first half of 2020 from the comparable period in 2019 as a result of higher filtration media demand for higher efficiency indoor air quality filter and face mask media attributable to the COVID-19 pandemic.

During the second half of 2020, the Performance Materials segment filtration sales continued to be very strong, increasing over 44% compared to the comparable period in 2019, and demand returned for sealing and advanced solutions products with sales increasing 7.5%. The higher sales for filtration products was led principally by demand in our air and liquid filtration end markets for filtration media used in personal protective equipment such as N95 respirators and $5.0 million of last-time buys of membrane-based filtration media in the Company's Netherlands facility that will be closed in 2021. The Company expects continued demand for our filtration media driven by higher efficiency indoor air quality filtration and N95 respirators in North America and Europe.

As a result of rising global demand for filtration products, the Company approved investments to add two production lines in its Performance Materials segment's Rochester, New Hampshire facility for the production of fine fiber meltblown filtration media used in personal protective equipment, as well as high efficiency air filtration applications. In addition, the Company signed an agreement with the U.S. Government that provides partial funding of the investments in these production lines. The Rochester, New Hampshire facility is the Company's Filtration Center of Excellence and will become one of the U.S.'s largest production facilities for all types of filtration media for personal protective equipment and high efficiency MERV-, HEPA-, and ULPA-Grade air filtration systems.

In September 2020, the Company announced an investment in a new fine fiber meltblown production line in its French facility to produce filtration media for European Union face mask production demand, as well as high efficiency air filtration applications. The Company reached an agreement with the French Government that provides partial funding of this investment.

During the three-month period ended March 31, 2020, the adverse impact of the COVID-19 pandemic caused a triggering event that required the Company to reassess goodwill for impairment in addition to assessing certain long-lived asset groups for impairment. As a result of the assessments, the Performance Materials segment recorded an aggregated $61.1 million in impairment charges during the period ended March 31, 2020. For additional information, see Note 6 “Goodwill and Other Intangible Assets”, in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

In the three-month period ended September 30, 2020, the Company initiated actions to close underperforming operating locations in Europe and discontinue production of a lower efficiency air filtration media product line, which in turn, resulted in fully depreciating the domestic production asset. These actions were part of the Company's ongoing assessment of underperforming assets, which allows management to focus resources on the significant investments to expand our specialty filtration product capacity. These actions are expected to be completed in 2021 and projected to improve overall segment margin performance beginning in 2021. For additional information, see Note 14, “Restructuring”, in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Technical Nonwovens

Amounts reflected in the charts include intercompany sales and are in millions.
The Technical Nonwovens segment sales were down 12.9% in 2020 compared to 2019. The decline in sales was directly impacted by the COVID-19 pandemic. During the first half of 2020, the Technical Nonwovens segment experienced slowdowns in all geographic locations; predominantly in its facilities in South Carolina, the U.K., and China. The Technical Nonwovens segment sales in the first half of 2020 declined 18.8% from the comparable period in 2019 mostly based on slower demand in industrial end markets globally. However, the Technical Nonwovens’ Texel business in Canada partially offset this decline by increasing production of nonwoven products used in healthcare applications, including medical wipes, pads, and gowns. The Company's Texel business re-prioritized automotive manufacturing assets to provide nonwoven fabrics for use in the production of first responder medical gowns for New York City.

Segment sales in the second half of 2020 were down 6.4% from the comparable period in 2019 led by lower demand. On a sequential basis, sales in the second half of 2020 increased 3.2% from the first half of 2020, led by higher advance materials products sales. The segment expects to see a modest recovery in 2021.

Thermal Acoustical Solutions

Amounts reflected in the charts include intercompany sales and are in millions.

The COVID-19 pandemic adversely impacted the Thermal Acoustical Solutions segment with segment sales decreasing 18.5% from 2019, with parts and tooling sales down 16.5% and 36.3%, respectively. Late in the first quarter 2020, the segment ramped-down its operations in the United States, France and Germany, coinciding with the shutdown of its major automotive customers' facilities in those regions. During the first half of 2020, the Thermal

Acoustical Solutions segment sales decreased 35.4% from the comparable period in 2019, heavily impacted by customer shutdowns during March, April, and May. The Thermal Acoustical Solutions segment began to ramp-up production in mid-second quarter of 2020 in the United States and Europe as customers began to re-open their plants in these regions.

During the second half of 2020, part sales increased 4.2% from the comparable period in 2019 as the Thermal Acoustical Solutions segment experienced stronger demand in the United States and Europe with sales increasing significantly as automotive demand increased.

Segment part sales volume increased 48.2% in the second half, on a sequential basis. As customer demand increased in the United States, the Company experienced an increase of COVID-19 cases in its workforce, particularly at its Hamptonville, North Carolina operation. This caused higher rates of absenteeism, workforce shortages and other operational inefficiencies resulting in higher overtime costs, temporary labor costs, outsourcing costs, and logistics costs. As a result of the COVID-19 related labor shortages and operational inefficiencies, the Thermal Acoustical Solutions segment was unable to manufacture parts timely, resulting in customer production line interruptions. Early in the fourth quarter 2020, due to the unforeseen and unforeseeable nature of the COVID-19 pandemic (which is out of the Company’s control), the Company invoked force majeure or commercial impracticability as the basis for delayed performance of contracts and a defense to any claim that may be asserted by customers. A resurgence of cases in that same facility during the fourth quarter of 2020 caused the Company to expand its declaration of force majeure or commercial impracticability to other impacted customers. The Company has taken various actions to resolve these issues and expects the Thermal Acoustical Solutions segment to continue to incur incremental labor and other costs during the first half of 2021, although the costs are not expected to be as impactful as in the second half of 2020. In addition, recent recoveries in the manufacturing industries coupled with supply chain interruptions are causing higher commodity pricing in North America resulting in higher product costs, which is expected to continue into 2021 as manufacturing industries continue to recover.

Looking Forward

The COVID-19 pandemic has significantly increased worldwide and regional economic uncertainty. The Company continues to ramp-up production to meet the current demand for our products in all three of our segments. The continued demand, particularly for our products that serve in the automotive and industrial markets, is dependent on customer demand and no additional outbreaks of COVID-19 that could cause a major slowdown in demand impacting the Company’s ability to operate because of government mandates, employee illnesses or other related unforeseen events. The Company anticipates the global automotive industry will continue to improve in 2021 with an expected increase in consumer demand for new automobiles. Demand for specialty filtration products is also expected to continue to be strong in 2021, specifically as the Performance Materials segment’s new fine fiber meltblown production equipment are placed in service to meet very strong global demand for filtration media used in personal protection equipment products. The Company expects to see an improvement in results of operations in 2021, however, the timing of new order deliveries, higher labor and other costs and fluctuations in commodity prices could cause variability in quarterly results in 2021 compared to historical levels.

New vehicle sales are highly dependent on the strength of consumer demand. If unemployment levels increase, new vehicle sales could significantly decrease, adversely impacting our expectations of continued demand in 2021, particularly in the Thermal Acoustical Solutions segment. The Company expects workforce shortages directly driven by the COVID-19 pandemic to continue into at least the first half of 2021 for the Thermal Acoustical Solutions segment.
Liquidity and Cash Preservation

The Company drove, through focused actions, working capital cash flow improvements in 2020 compared to 2019 generating $74.2 million in cash from operating activities for the twelve months ended December 31, 2020. As the Company continues to ramp up production and invest in new fine fiber meltblown production equipment to meet global demand, the Company expects cash flows from operating activities will be adequate to support working capital requirements and capital projects.

During 2020, the Company took significant measures to reduce its overall cash expenditures, including the following:
•enacted furloughs or lay-offs of hourly/salary plant workers;

•implemented select furloughs of corporate and other salaried employees and reduced discretionary spending such as travel and other costs;
•deferred company contributions to its pension plans and matching contributions under the Company's 401(k) defined contribution plan to later in 2020;
•reduced purchase obligations for raw materials and minimized and/or delayed non-critical capital spending; and
•took advantage of specific government benefits, including approximately $2.0 million in wage recovery provided by social programs in Europe and China and deferred $3.9 million of domestic employer tax payments in the U.S. through the Coronavirus Aid, Relief and Economic Security (“CARES”) Act.

As a result, the Company was successful in reducing monthly cash expenditures. Depending on how the uncertainty of the COVID-19 pandemic continues into 2021, the Company may elect to continue certain actions.

The Company may continue to pursue, wherever it qualifies, other governmental assistance and take advantage of governmental programs if available. The Company cannot guarantee, however, that it will qualify for, or receive, any additional governmental assistance that it pursues.

As noted above, the Company signed an agreement with the U.S. Government in 2020 that provides funding to cover a portion of the cost to install two new production lines for the production of fine fiber meltblown material for N95 respirator and surgical and medical masks. The Company will receive monthly payments in accordance with the agreement to fund up to $13.5 million, of which $9.0 million was received for the twelve months ended December 31, 2020. Additionally, the Company reached an agreement with the French Government to fund up to 30% of the Company’s investment in fine fiber meltblown production equipment in its facility in France supporting the European Union face mask production and air filter production.

In addition to the significant measures taken to reduce and contain costs, the Company took actions in March 2020 to provide additional liquidity, primarily including a $20.0 million draw down on its Amended Credit Agreement. On May 11, 2020, the Company entered into an amendment to the Amended Credit Agreement (see Note 7, "Long-Term Debt and Financing Arrangements", in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K, for the key amended terms and conditions) to modify certain financial maintenance covenants, at least one of which the Company expected to fail during the second quarter of 2020 as a result of the impact of the COVID-19 pandemic. On October 14, 2020, the Company further amended its Amended Credit Agreement to allow certain restructuring and other charges, as defined by the amendment, to be excluded from EBITDA in the calculation of the Company's financial covenants as the Company anticipated it would have failed to satisfy one of the financial covenants prior to the amendment. The Company was in compliance with its modified financial covenants as of December 31, 2020, and management does not anticipate noncompliance in the foreseeable future.

For the twelve months ended December 31, 2020, the Company generated $74.2 million of net cash provided by operations and had cash on hand of $102.2 million at December 31, 2020. During 2020, the Company paid down $12.0 million of the of the revolver commitment and $10.0 million in term loan payments. The Company continues to maintain the necessary capital to meet its debt obligations and interest payments.

As previously disclosed, in 2019 the Company entered into two arrangements with a banking institution to sell trade accounts receivable balances for selected customers. The Company continues to sell trade accounts receivable balances under these arrangements. See “Transfer of Financial Assets” included in Note 1, “Significant Accounting Policies”, in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

The spread of COVID-19 and the measures taken to constrain the spread of the virus have had, and could continue to have, a material negative impact on the Company’s financial results, and such negative impact may continue well beyond containment of the pandemic. There is inherent uncertainty in the assumptions the Company uses to estimate its future liquidity due to the impact of the COVID-19 pandemic. In addition, the magnitude, duration, and speed of the global pandemic is uncertain. Consequently, the impact on the Company's business, financial condition or longer-term financial or operational results is uncertain. However, management believes, based on the actions taken to reduce cash expenditures and the Company’s financial position, that net cash provided by operating activities combined with its cash and cash equivalents and borrowing availability under its Amended Credit

Agreement will be sufficient to fund its current obligations, capital spending, debt service requirements and working capital needs over at least the next twelve months.

Steps Taken to Protect Employees

The Company continues to monitor the rapidly evolving conditions and circumstances related to COVID-19 as well as guidance from international and domestic authorities, including public health authorities, and we may need to take additional actions based on their recommendations. There is considerable uncertainty regarding the impact on our business stemming from current measures and potential future measures that could restrict access to our facilities, limit our manufacturing and support operations, and place restrictions on our workforce, customers and suppliers. The measures implemented by various authorities related to the COVID-19 pandemic have caused us to change our business practices including those related to where employees work, the distance between employees in our facilities, limitations on in-person meetings between employees and with customers, suppliers, service providers, and stakeholders. As noted above, the Company's Lydall Emergency Preparedness Team implemented restrictions on domestic and international business travel, enforced rigorous hygiene protocols, increased sanitization efforts at all facilities and implemented remote working arrangements for the majority of its employees who work outside the manufacturing facilities. The Company will continue its work to help ensure it maintains a safe and healthy work environment and continue to allow remote working arrangements, where appropriate, as long as necessary.

Goodwill and Other Long-Lived Assets Impairment Charges

During the three-month period ended March 31, 2020, the Company experienced disruptions in some operations from lower customer demand directly attributable to the COVID-19 pandemic. Lower expected demand in automotive and other end markets due to the COVID-19 pandemic resulted in a significant decrease in the Company's share price and market capitalization and a reduction in sales and cash flow projections as compared to prior projections for the reporting units. As a result, the Company concluded that the fair value of the Performance Materials and the Technical Nonwovens reporting units may no longer exceed the respective carrying values, and therefore, performed an interim impairment assessment of goodwill. Based on that assessment, the Company recorded non-cash goodwill impairment charges of $48.7 million for its Performance Materials reporting unit.

As a result of the COVID-19 pandemic and the Company's action plan to address the risks associated with it, the Company accelerated certain strategic actions. One such action was a review of an underperforming European facility within the Performance Materials segment. As a result of a strategic shift regarding this facility, the Company performed an impairment assessment of the long-lived asset group of the facility. To determine the recoverability of this asset group, the Company completed an undiscounted cash flow analysis and compared it to the respective carrying value of the asset group. The impairment test concluded that the asset group was not recoverable because the carrying value of the asset group exceeded its respective undiscounted cash flows, resulting in a long-lived asset impairment charge of $12.4 million.

See Note 6, “Goodwill and Other Intangible Assets”, in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

Restructuring

In the third quarter of 2020, the Company’s Performance Materials segment undertook actions to discontinue production of a lower efficiency air filtration media product and, in turn, fully depreciated the supporting machinery and equipment in North America and consolidated certain product lines and began exiting underperforming facilities in Europe. These restructuring activities, which are projected to conclude in 2021, are expected to reduce operating costs, increase production efficiency, and enhance the Company’s flexibility by better aligning its manufacturing operations with the segment's customer base. See Note 14, “Restructuring”, in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K.

Financial Highlights

•Consolidated net sales decreased $73.4 million or 8.8% to $764.0 million in 2020 from $837.4 million in 2019, primarily driven by significantly lower sales in the Thermal Acoustical Solutions segment and, to a lesser extent, in the Technical Nonwovens segment related to the COVID-19 pandemic, partially offset by higher filtration sales in Performance Materials. The change in consolidated net sales is summarized below:

Components (in thousands)	Change in Net Sales	Percent Change
Acquisitions and divestitures	$429	0.1%
Parts volume and pricing change	(64,765)	(7.7)%
Change in tooling sales	(12,964)	(1.5)%
Foreign currency translation	3,943	0.3%
Total	$(73,357)	(8.8)%

•Consolidated gross margin increased to 19.0% in 2020 compared to 18.2% in 2019, primarily driven by the Performance Materials segment, principally due to a favorable product mix from higher demand for filtration media used in face mask production in response to the COVID-19 pandemic. The gross margin for Technical Nonwovens also experienced an increase, primarily resulting from cost and expense reduction activities due to softer demand. Conversely, the gross margin for Thermal Acoustical Solutions was down due to the temporary factory shutdowns and the COVID-19 pandemic related inefficiencies.

•Consolidated operating loss was $(62.1) million in 2020, compared to an operating loss of $(38.8) million in 2019. The increase in the 2020 operating loss was primarily driven by lower sales volume in the Thermal Acoustical Solutions segment and, to a lesser extent, in the Technical Nonwovens segment, partially offset by higher sales volume and gross margin contribution in the Performance Materials segment. Restructuring charges in the Performance Materials segment also contributed to the increased operating loss. The following table highlights certain unusual and/or significant charges and expenses included in the operating loss and earnings per share for 2020 and 2019, impacting the comparability of each year:

	2020		2019
In thousands except per share amounts	Operating income effect	EPS impact (1)	Operating income effect	EPS impact (1)
Goodwill and long-lived assets impairment charges	$61,109	$3.35	$64,206	$3.71
Strategic initiatives expenses	3,138	0.14	1,456	0.07
Technical Nonwovens restructuring expenses	—	—	767	0.04
CEO transition expenses	—	—	2,259	0.10
Reduction-in-force severance expenses	520	0.02	1,943	0.10
Performance Materials restructuring expenses	$15,903	$0.70	$—	$—
(1) The earnings per share amount reflects the tax impact at the statutory tax rate in the jurisdiction in which the expense was incurred.
•The Company incurred total goodwill and long-lived assets impairment charges of $61.1 million and $64.2 million in 2020 and 2019, respectively, in the Performance Materials segment.
•In 2019, the Company settled the pension obligation of the U.S. Lydall Pension Plan, which was partially offset by a gain recognized from the withdrawal from a multi-employer pension plan and resulted in net non-cash settlement expenses of $25.2 million, or $0.86 per diluted share.

•Consolidated net loss was $(73.7) million, or $(4.24) per diluted share in 2020, compared to a net loss of $(70.5) million, or (4.08) per diluted share in 2019, driven by the factors discussed above.

Other Highlights

•The Company hosted its first virtual Investor Day in December of 2020, unveiling the Company's strategic roadmap to deliver long-term shareholder value, including capital allocation, strategy and financial targets.
•In September 2020, the Company announced its investment in a new production line to create fine fiber meltblown filtration media for face masks and high-efficiency air filtration systems at the Company’s Saint-

Rivalain, France facility to supply to the European market. The Company signed an agreement with the French Government that provides funding of up to 30% of the Company’s investment through support of France’s Ministry of the Economy and Finance.
•The Company broke ground on its Rochester, New Hampshire Filtration Center of Excellence in July of 2020, which will be the U.S.'s largest production facility for meltblown filtration media production for N95 respirators, surgical masks and MERV-, HEPA- and ULPA-Grade air filtration systems.
•In June, the Company announced two new meltblown production lines at its Rochester, New Hampshire facility. The Company was awarded a $13.5 million grant from the U.S. Department of Defense that partially funds the Company’s investment. This investment will significantly accelerate the Company’s domestic production of meltblown filtration media, which is the critical filtration layer of N95 respirators and surgical masks.
•In response to the COVID-19 pandemic, the Company's Technical Nonwovens segment product development team developed, tested and ramped-up production of an alternative needle punched solution that could replace usual spunbonded material used to manufacture medical gowns in response to the COVID-19 pandemic.
•The Company's Technical Nonwovens segment completed the successful installation of two additional production lines at its Canadian and German facilities, increasing its needle punching production capacity to support medical, automotive and filtration medias.

CONSOLIDATED RESULTS OF OPERATIONS

Net Sales

In thousands	2020	2019	2018
Net sales	$764,041	$837,398	$785,897
$ change	(73,357)	51,501	87,460
% change	(8.8)%	6.6%	12.5%

Net sales for 2020 decreased by $73.4 million, or 8.8%, compared to 2019. This decrease was primarily due to lower net parts sales of $54.0 million, or 6.5% of consolidated net sales, in the Thermal Acoustical Solutions segment, driven by temporary facility ramp-downs across all of its operations in the first half of 2020 due to the COVID-19 pandemic, and lower tooling net sales of $12.7 million. Technical Nonwovens segment net sales decreased $33.0 million, or 3.9% of consolidated net sales, driven primarily by the global softness in industrial end markets, primarily industrial filtration. Performance Materials segment net sales increased $19.2 million, or 2.3% of consolidated net sales, driven by higher net sales in filtration as demand increased in the air filtration market for face mask media in response to the COVID-19 pandemic, partially offset by lower sealing and advanced solutions products sales related to large OEM customer shutdowns beginning in mid-March due to the COVID-19 pandemic. Foreign currency translation had a positive impact on consolidated net sales of $3.9 million, or 0.3% of consolidated net sales.

Net sales for 2019 increased by $51.5 million, or 6.6%, compared to 2018. This increase was related to incremental sealing and advanced solutions products sales of $76.0 million, primarily from the acquisition of Interface Performance Materials, which led to higher Performance Materials net sales of $76.3 million, or 9.7% of consolidated net sales. Net sales decreased in the Technical Nonwovens segment by $20.5 million, net of intercompany sales, driven primarily by a decline in demand in the industrial filtration market, primarily in China and Europe. In addition, the divestiture of the Geosol business in the second quarter of 2019 reduced net sales by $7.0 million in 2019 compared to 2018. Net sales decreased by $3.9 million in the Thermal Acoustical Solutions segment due to lower tooling sales of $2.2 million, related to the timing of new platform launches, and lower parts sales of $1.6 million as a result of lower demand in North America, which was partially offset by an increase in demand in Europe and Asia. Foreign currency translation had a negative impact on consolidated net sales of $16.3 million, or 2.1% of consolidated net sales.

Cost of Sales

In thousands	2020	2019	2018
Cost of sales	$619,166	$684,978	$631,358
$ change	(65,812)	53,620	96,280
% change	(9.6)%	8.5%	18.0%

Cost of sales for 2020 decreased by $65.8 million, or 9.6%, compared to 2019. The decrease was primarily driven by lower net sales volumes predominately due to facility ramp-downs in the Thermal Acoustical Solutions segment, as noted above, and, to a lesser extent, the Technical Nonwovens segment, due to the COVID-19 pandemic. Lower raw material commodity and production costs across all segments also contributed to a decrease in cost of sales. The lower cost of sales resulting from the lower sales volumes was partially offset by higher labor costs, primarily in the Thermal Acoustical Solutions segment, due to work force shortages directly related to an increase in COVID-19 cases, and unfavorable variable overhead costs in both the Thermal Acoustical Solutions and Technical Nonwovens segments. Foreign currency translation increased cost of sales by $3.0 million, or 0.4% of consolidated cost of sales, in 2020.

Cost of sales for 2019 increased by $53.6 million, or 8.5%, compared to 2018. The increase was primarily related to increased net sales of sealing and advanced solutions products, from the Interface Performance Materials acquisition, of $76.0 million, within the Performance Materials segment. In addition, labor inefficiencies and increased overhead costs drove higher cost of sales in 2019 compared to 2018 within the Performance Materials segment. Also, the Thermal Acoustical Solutions segment increased cost of sales by $10.5 million on lower sales levels in 2019, primarily due to operating inefficiencies in its North America and Europe facilities. This increase was partially offset by a decrease in cost of sales of $20.0 million in the Technical Nonwovens segment related to lower sales volumes and cost savings from segment restructuring activities in 2019. Included in these variances was foreign currency translation which decreased cost of sales by $14.2 million, or 2.2%, in 2019.

Gross Profit

In thousands	2020	2019	2018
Gross profit	$144,875	$152,420	$154,539
$ change	(7,545)	(2,119)	(8,820)
% change	(5.0)%	(1.4)%	(5.4)%
% of net sales	19.0%	18.2%	19.7%

Gross margin for 2020 increased 80 basis points compared to 2019. The Performance Materials segment favorably impacted consolidated gross margin by approximately 370 basis points, primarily due to favorable product mix, driven by higher demand for face mask media in response to the COVID-19 pandemic, higher liquid filtration sales, favorable customer pricing, and lower raw material commodity and production costs. The Thermal Acoustical Solutions segment adversely impacted consolidated gross margin by approximately 270 basis points driven by lower sales volumes from facility ramp-downs and higher temporary labor costs, incremental freight expenses and other operational inefficiencies caused by labor shortages due to an increase in COVID-19 cases, primarily in its North American facility. The Technical Nonwovens segment negatively impacted consolidated gross margin by approximately 30 basis points due to unfavorable overhead and labor absorption on lower segment net sales combined with unfavorable product mix 2020.

Gross margin for 2019 decreased by 150 basis points compared to 2018. The Thermal Acoustical Solutions segment negatively impacted consolidated gross margin by approximately 220 basis points primarily due to higher labor, outsourcing, logistics, and temporary labor costs, and equipment inefficiencies, particularly in North America and Europe, to meet customer demand. In addition, lower volume on higher margin acoustical parts and an increase in volumes on lower margin thermal parts combined with lower customer pricing further drove gross margins lower in 2019. Technical Nonwovens segment gross margin improved due to favorable absorption of overhead costs related to cost savings associated with segment restructuring activities and higher pricing in 2019. This improvement in the Technical Nonwovens segment's gross margin was partially offset by an increase in raw material commodity costs. Overall, the Technical Nonwovens segment negatively impacted consolidated gross margin by approximately 80 basis points due to consolidated segment mix. While the Performance Materials segment's gross margin decreased, the segment favorably impacted consolidated gross margin by approximately 150 basis points primarily driven by the inclusion of higher margin sales in Interface Performance Materials' sealing and advanced solutions products.

Selling, Product Development and Administrative Expenses

In thousands	2020	2019	2018
Selling, product development and administrative expenses	$129,928	$126,272	$103,054
$ change	3,656	23,218	5,895
% change	2.9%	22.5%	6.1%
% of net sales	17.0%	15.1%	13.1%

Selling, product development and administrative expenses increased $3.7 million, or 190 basis points as a percentage of consolidated net sales, in 2020 compared to 2019. The increase in selling, product development and administrative expenses were primarily driven by higher accrued cash incentive expenses of $5.5 million, an increase in strategic initiatives expenses of $1.7 million, and higher consulting expenses of $1.6 million. These increases were partially offset by lower travel expenses of $2.7 million, lower salaries expenses of $1.4 million, and a decrease in other general administrative costs of $1.0 million.

Selling, product development and administrative expenses for 2019 increased by $23.2 million compared to 2018. This increase was primarily related to the Performance Materials segment acquisition of Interface Performance Materials on August 31, 2018, contributing $25.0 million of incremental expense, including an increase of $12.7 million in intangible asset amortization. There were no Interface Performance Materials selling, product development and administrative expenses included in the Performance Materials segment in the first eight months of 2018. The remaining selling, product development and administrative expenses were lower by $1.8 million due to lower corporate strategic initiatives costs of $2.2 million, lower salaries, benefits and sales commissions of $2.0 million and a decrease in various product development costs of $1.1 million in 2019. These decreases were partially offset by CEO transition expenses of $2.3 million and an increase in severance costs of $1.7 million, including $1.0 million related to reduction-in-force severance costs that occurred in the fourth quarter of 2019.

Impairment of Goodwill and Other Long-Lived Assets

In thousands	2020	2019	2018
Impairment of goodwill and other long-lived assets	$61,109	$64,206	$—

During the three-month period ended March 31, 2020, the Company recorded a goodwill impairment charge of $48.7 million in the Performance Materials segment driven by lower expected demand in automotive and other end markets due to the COVID-19 pandemic and a significant decrease in the Company's share price and market capitalization. In addition, the Performance Materials segment recorded a long-lived asset impairment charge of $12.4 million related to an underperforming European facility within the Performance Materials segment.

During the fourth quarter of 2019, the Company recorded a goodwill impairment charge of $63.0 million in the Performance Materials segment due to lower than expected 2019 financial results from slower demand for sealing products, combined with revised future financial projections for the Performance Materials segment. Also, in the fourth quarter of 2019, as a result of negative cash flows in 2019 and an expected decline in future demand from certain customers adversely impacting net sales and cash flow projections, the Company recorded a long-lived asset impairment charge of $1.2 million.

See Note 6, "Goodwill and Other Intangible Assets", in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Restructuring Expenses

In thousands	2020	2019	2018
Restructuring expenses	$15,903	$767	$2,297
$ change	15,136	(1,530)	1,500

The Company’s Performance Materials segment undertook actions to discontinue production of a lower efficiency air filtration media product line in North America and consolidated certain product lines and began exiting underperforming facilities in Europe.

In April 2017, the Company commenced a restructuring plan in the Technical Nonwovens segment which included plant consolidations and transfer of equipment to other facilities within the segment's Europe and China operations in order to reduce operating costs, increase efficiency and enhance the Company’s flexibility by better aligning its manufacturing footprint with the segment's customer base. The consolidation of certain plants concluded in the fourth quarter of 2019.

See Note 14, "Restructuring", in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Employee Benefit Plans Settlement Expenses

In thousands	2020	2019	2018
Employee Benefit Plans Settlement Expenses	$385	$25,247	$—

In the three-month period ended March 31, 2020, the Company settled the pension obligation of the Interface Sealing Solutions, Inc. Pension Plan through lump sum distributions to participants or by irrevocably transferring pension liabilities to an insurance company through the purchase of a group annuity contract. The settlement, funded with pension plan assets, resulted in a non-cash settlement expense of $0.4 million related to the recognition of accumulated deferred actuarial losses.

In the three-month period ended June 30, 2019, the Company settled the pension obligation of the U.S. Lydall Pension Plan through lump sum distributions to participants or by irrevocably transferring pension liabilities to two insurance companies through the purchase of group annuity contracts. The settlement, funded with Pension Plan assets, resulted in a non-cash settlement expense of $25.7 million in 2019 related to the recognition of accumulated deferred actuarial losses. This expense was partially offset by a gain recognized from the withdrawal from a multi-employer pension plan in the fourth quarter of 2019.

Interest Expense

In thousands	2020	2019	2018
Interest expense	$15,979	$14,262	$6,212
Weighted average interest rate during the year	5.3%	4.3%	3.4%

The increase in interest expense for 2020 compared to 2019 was due to higher interest rates resulting from the Company's amendment of its Amended Credit Agreement to modify financial covenants in the second quarter of 2020. The increase in interest costs was partially offset by a reduction to interest expense due to the favorable interest rate differential between the U.S. dollar and the Euro related to the net investment hedge the company entered into in the fourth quarter of 2019.

The increase in interest expense for 2019 compared to 2018 was due to higher average outstanding borrowings as a result of the Interface Performance Materials acquisition on August 31, 2018 and an increase in interest rates.

Other Income and Expense

In thousands	2020	2019	2018
Other expense (income), net	$2,166	$(1,257)	$(289)
Other expense (income), net, was unfavorable in 2020 compared to 2019 primarily due to the absence of the $1.5 million gain on the sale of a business that occurred in the second quarter of 2019 and a gain of $1.2 million recognized for a change in estimate of the contingent purchase price of the Precision Custom Coatings acquisition in 2019. In addition, 2020 included higher foreign currency losses recognized on the revaluation of cash, trade payables and receivables and intercompany loans denominated in currencies other than the functional currencies of the Company's subsidiaries.
Other expense (income), net, was favorable in 2019 compared to 2018 primarily related to the gain on sale from a divestiture of $1.5 million and a gain recognized for a change in estimate of the contingent purchase price of the Precision Custom Coatings acquisition of $1.2 million, partially offset by incremental pension expense from the Interface Performance Materials pension plans and foreign currency losses recognized on the revaluation of cash, trade payables and receivables and intercompany loans denominated in currencies other than the functional currencies of the Company's subsidiaries.

Income Taxes

	2020	2019	2018
Effective income tax rate	8.5%	8.3%	19.5%

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The legislation had sweeping effects including various types of economic relief for impacted businesses and industries. One such relief provision was the inclusion of a five-year carryback for net operating losses arising in 2020. The Company will utilize the carryback provision and carryback losses generated in 2020 to the 2015 tax year. Income generated in 2015 was taxed at 35%, resulting in an immediate permanent benefit to the effective tax rate.

In 2020, the Company had a pre-tax loss primarily resulting from goodwill and other long-lived asset impairment charges of $61.1 million. The impairment significantly impacted the Company's effective tax rate because goodwill impairment expense is not deductible for income tax purposes, resulting in a low effective tax rate in 2020 when in a pre-tax loss position. Additionally, the effective rate was negatively impacted by valuation allowance activity of $3.0 million. The negative impacts were offset by tax benefits of $1.8 million related to statutes of limitation expiring on uncertain tax position reserves and $1.1 million related to net operating loss carrybacks in the U.S. that were realized through the passage of the CARES Act.

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

See Note 16, "Income Taxes", in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

SEGMENT RESULTS

Consolidated Net Sales	For the Year Ended December 31,
In thousands	2020	2019	2018
Performance Materials Segment (1),(3):
Filtration Products	$119,969	$93,314	$93,089
Sealing and Advanced Solutions Products	144,676	152,166	76,128
Performance Materials Segment net sales	264,645	245,480	169,217
Technical Nonwovens Segment (2):
Industrial Filtration Products	119,367	144,320	157,606
Advanced Materials (3)	102,973	111,026	119,465
Technical Nonwovens Segment net sales	222,340	255,346	277,071
Thermal Acoustical Solutions Segment:
Parts	272,414	326,436	328,057
Tooling	22,393	35,141	37,370
Thermal Acoustical Solutions Segment net sales	294,807	361,577	365,427
Eliminations and Other (3)	(17,751)	(25,005)	(25,818)
Consolidated Net Sales	$764,041	$837,398	$785,897

Consolidated Operating (Loss) Income	For the Year Ended December 31,
In thousands	2020	2019 (8)	2018
Performance Materials Segment (1),(4)	$(46,044)	$(59,804)	$13,139
Technical Nonwovens Segment (2),(5)	18,599	22,895	21,323
Thermal Acoustical Solutions Segment (6)	(871)	23,590	38,085
Corporate Office Expenses (7)	(33,749)	(25,506)	(23,359)
Consolidated Operating (Loss) Income	$(62,065)	$(38,825)	$49,188

(1)The Performance Materials segment includes the financial results of Interface Performance Materials and Precision Custom Coatings for the periods since the dates of the respective acquisitions of August 31, 2018 and July 12, 2018, respectively.
(2)The Technical Nonwovens segment includes the results of Texel Geosol, Inc. through the date of disposition of May 9, 2019.
(3)Included in the Performance Materials Segment, Technical Nonwovens Segment and Eliminations and Other are the following:
•Technical Nonwovens segment intercompany sales of $14.5 million, $21.0 million, and $22.2 million to the Thermal Acoustical Solutions segment for the years ended December 31, 2020, 2019, and 2018, respectively.
•Performance Materials segment intercompany sales of $3.3 million, $4.0 million, and $3.5 million to the Thermal Acoustical Solutions segment for the years ended December 31, 2020, 2019, and 2018, respectively.
(4)Included in the operating results within the Performance Materials segment are the following:
•$61.1 million and $64.2 million of impairment charges related to goodwill and other long-lived assets for the years ended December 31, 2020 and 2019, respectively.
•$15.5 million of restructuring charges for the year ended December 31, 2020.
•$15.8 million, $16.2 million, and $3.5 million of intangible assets amortization for the years ended December 31, 2020, 2019, and 2018, respectively.
•$2.0 million of purchase accounting adjustment related to inventory step-up for the year ended December 31, 2018.

(5)Included in the operating results within the Technical Nonwovens segment are the following:
•$4.8 million, $5.1 million, and $5.6 million of intangible assets amortization for the years ended December 31, 2020, 2019, and 2018, respectively.
•$0.8 million and $2.3 million of restructuring expenses for the years ended December 2019 and 2018, respectively.
(6)Included in the operating results within the Thermal Acoustical Solutions segment is $0.5 million of severance costs for the year ended December 31, 2020.
(7)Included in the operating results within Corporate Office Expenses are the following:
•$2.3 million in CEO transition expenses for the year ended December 31, 2019.
•$3.1 million, $1.5 million, and $3.6 million in corporate strategic initiatives predominantly within Corporate Office Expenses for the years ended December 31, 2020, 2019, and 2018, respectively.
•$0.4 million of restructuring charges for the year ended December 31, 2020.
(8)Included in the operating results across all segments is a total of $1.9 million of reduction-in-force severance expenses for the year ended December 31, 2019.

Performance Materials Segment

Segment net sales increased $19.2 million in 2020 compared to 2019. The increase was primarily driven by higher net sales in filtration of $26.7 million as demand increased in the air filtration market for face mask media in response to the COVID-19 pandemic. This increase was partially offset by lower sealing and advanced solutions products sales of $7.5 million resulting from lower demand due to the COVID-19 pandemic as these products partially serve the automotive industry, which was adversely impacted by the pandemic. Foreign currency translation positively impacted segment net sales by $1.6 million, or 0.7%.

Segment net sales increased $76.3 million in 2019 compared to 2018. The increase was primarily due to an increase in sealing and advanced solutions products sales of $76.0 million, predominantly from the Interface Performance Materials acquisition which occurred on August 31, 2018. Foreign currency translation had a negative impact on segment net sales of $2.6 million, or 1.6%, in 2019 compared to 2018.

The Performance Materials segment operating loss was ($46.0) million for 2020, compared to an operating loss of ($59.8) million for the corresponding 2019 period. The decrease in the operating loss of $13.8 million compared to 2019 was primarily driven by lower goodwill and long-lived asset impairment charges and an improvement in gross margin. The improvement in gross margin was principally due to favorable product mix (driven by an increase in demand for face mask media and last-time buys of membrane-based filtration media from the Company's Netherlands facility that will be closed in 2021), higher pricing, lower material commodity and production costs, and a decrease in fixed overhead costs. This improvement in gross margin was partially offset by $15.5 million of restructuring expenses. Absent the goodwill and long-lived asset impairment and restructuring charges, operating income improved by $26.1 million due to the factors noted above, combined with a decrease in selling, product development and general administrative expenses of $2.6 million, or 260 basis points as a percent of segment net sales. This decrease was primarily driven by lower travel, consulting, and salaries expenses, partially offset by higher incentive compensation in 2020 compared to 2019.

The Performance Materials segment operating loss was ($59.8) million in 2019, compared to operating income of $13.1 million in 2018. The decrease in operating income of $72.9 million was primarily driven by goodwill and other long-lived assets impairment charges of $64.2 million and incremental intangible assets amortization of $12.7 million. These items were partially offset by an increase in operating income from a full year of the Interface Performance Materials business that was acquired in August 2018, offset in part by a decrease in operating income from the remaining segment businesses. The remaining businesses were impacted by unfavorable start-up costs from a new product line, under absorption of fixed costs, labor inefficiencies and unfavorable product mix. Excluding the impairment charges and the incremental intangibles assets amortization, selling, product development and administrative expenses were favorable by 80 basis points in 2019 compared to 2018.

Technical Nonwovens Segment

Segment net sales decreased $33.0 million, or 12.9%, in 2020 compared to 2019. Industrial filtration products net sales decreased $25.0 million, or 17.3%, driven by soft global industrial end markets across all regions, however, more predominately in North America, as a result of the COVID-19 pandemic. Advanced materials products net sales decreased $8.1 million, or 7.3%, driven by $6.5 million in lower sales of automotive rolled-good material due to the plant ramp-downs in the first half of 2020 caused by COVID-19, coupled with lower geosynthetic product demand in Canada. Foreign currency translation did not have a material impact on segment net sales in 2020.

Segment net sales decreased $21.7 million, or 7.8%, in 2019 compared to 2018. Industrial filtration products net sales decreased $13.3 million, or 8.4%, primarily driven by weakness in the Asia markets that have been impacted by uncertainties around trade regulations and lower demand in the European and Canadian markets, combined with the negative impact of foreign currency translation in 2019. In addition, advanced materials products sales decreased $8.4 million, or 7.1%, primarily driven by $7.0 million of lower sales due to the divestiture of the Geosol business in the second quarter of 2019, the negative impact of foreign currency translation and $1.2 million less sales of automotive rolled-good material for use in the Thermal Acoustical Solutions segment manufacturing process. These decreases were partially offset by increased demand and pricing in North America in 2019 compared to 2018. Foreign currency translation had a negative impact on segment net sales of $7.3 million, or 2.6%, in 2019.

Segment operating income was $18.6 million, or 8.4% of segment net sales, in 2020, compared to $22.9 million, or 9.0% of segment net sales, in 2019. The decrease in operating income of $4.3 million was primarily driven by lower sales volume due to the COVID-19 pandemic, resulting in a decrease in operating margin of 60 basis points. The decrease in operating margin was primarily driven by higher selling, product development and general administrative expenses of 80 basis points, as a percentage of segment net sales, partially offset by an improvement in gross margin of 10 basis points, as a percentage of segment sales. The gross margin improvement was primarily driven by lower raw material commodity costs, mostly offset by higher variable overhead and labor costs. The increase in selling, product development and general administrative expenses, as a percentage of segment net sales, was primarily due to the $33.0 million reduction in sales, however, this was partially offset by lower expenses of $1.5 million, primarily driven by reduced travel expenses of $0.7 million, a decrease in salaries and benefits expenses of $0.6 million, lower intangible amortization expense of $0.3 million, and a decrease in other general administrative costs of $0.2 million. These decreases were partially offset by higher accrued cash incentive compensation.

Segment operating income was $22.9 million, or 9.0% of net sales, in 2019 compared to $21.3 million, or 7.7% of net sales, in 2018. The increase in operating income of $1.6 million and operating margin of 130 basis points was attributable to improved gross margin of 90 basis points and a reduction in selling, product development and administrative expenses of $3.3 million, or 30 basis points as a percentage of net sales. Gross margin was favorably impacted by lower restructuring costs of $1.3 million, or 50 basis points. In addition, an increase in customer pricing, partially offset by higher aramid raw material costs, and favorable absorption of fixed costs related to cost savings from segment restructuring activities resulted in an improvement in gross margin in 2019. The decrease in selling, product development and administrative expenses was primarily related to lower salaries and benefits of $1.5 million, a reduction in intangible amortization expense of $0.5 million, lower restructuring expenses of $0.3 million coupled with cost savings related to segment restructuring activities that concluded in the fourth quarter of 2019.

Thermal Acoustical Solutions Segment

Segment net sales decreased $66.8 million, or 18.5%, for 2020 compared to the corresponding 2019 period. This decrease was primarily due to lower net parts sales of $54.0 million, driven by temporary plant ramp-downs across all of its operations in the first half of 2020 as the Company's large OEM customers temporarily closed plants due to the COVID-19 pandemic. In addition, net tooling sales decreased $12.7 million compared to the corresponding 2019 period. Foreign currency translation positively impacted segment net sales by $2.3 million, or 0.6%.

Segment net sales decreased $3.9 million, or 1.1%, in 2019 compared to 2018. The decrease was due to lower tooling sales of $2.2 million or 6.0%, as a result of the timing of new platform launches in North America and Europe. Parts net sales decreased $1.6 million, or 0.5%, mainly due to the impact of foreign currency translation as parts net sales excluding foreign currency translation increased $3.9 million or 1.2% primarily due to higher demand in Europe and Asia. In addition, parts sales in North America were negatively impacted by approximately $4.2 million due to the GM strike in 2019. Foreign currency translation negatively impacted segment sales by $6.4 million, or 1.7%, on total segment net sales.

The Thermal Acoustical Solutions segment operating loss was ($0.9) million in 2020 compared to operating income of $23.6 million, or 6.5% of segment net sales, for the corresponding period in 2019. The decrease in operating income of $24.5 million was primarily due to lower gross margins driven by the significant reduction in segment net sales due to the COVID-19 pandemic and operating inefficiencies due to work force shortages directly related to an increase in COVID-19 related absenteeism. These operating inefficiencies resulted in in higher expedited freight and temporary labor costs as the Company ramped-up production at its facility in North America to meet its large OEM customers demand in the second half of 2020. Selling, product development and administrative expenses decreased $0.3 million in 2020 (increasing 120 basis points as a percent of segment net sales due to the significant reduction in net sales) due to lower employee-related costs and travel expenses, partially offset by higher incentive compensation, consulting, and bad debt expenses.

The Thermal Acoustical Solutions segment operating income was $23.6 million, or 6.5% of net sales, in 2019, compared to operating income of $38.1 million, or 10.4% of net sales, in 2018. The decrease in operating income of $14.5 million, and operating margin of 390 basis points, was primarily due to lower gross margin of 380 basis points. Overhead costs increased by approximately 190 basis points, primarily due to an increase in outsourcing and expedited freight expenses caused by equipment and other inefficiencies in Europe and North America to meet customer delivery requirements. In addition, labor costs increased by approximately 140 basis points, primarily related to an increase in headcount and temporary labor, particularly in North America and Europe, to meet customer demand. Gross margin was further adversely impacted by unfavorable pricing of approximately 60 basis points. Selling, product development and administrative expenses increased $0.2 million, essentially flat compared to 2018 as a percentage of net sales.

Corporate Office Expenses

Corporate office expenses were $33.7 million in 2020 compared to $25.5 million in the corresponding period in 2019. The increase of $8.2 million was primarily due to higher consulting expenses of $2.5 million, an increase in accrued cash incentive expenses of $2.2 million, employee compensation-related expenses of $2.0 million, higher corporate strategic initiatives expenses of $1.7 million, and higher other general administrative expenses of $2.1 million. These increases were partially offset by the absence of $2.3 million of CEO transition costs.

The increase in corporate office expenses of $2.1 million in 2019 compared to 2018 was primarily due to CEO transition expenses of $2.3 million, an increase in stock-based compensation expenses of $0.9 million, higher consulting and other professional fees of $0.8 million and an increase in Board of Director's fees of $0.5 million. These increases were partially offset by lower strategic initiatives costs of $2.2 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company assesses its liquidity in terms of its ability to generate cash to fund working capital requirements and investing and financing activities. Significant factors affecting liquidity include cash flows generated from or used by operating activities, capital expenditures, investments in our business, acquisitions, divestitures, availability of future credit, adequacy of available bank lines of credit under the Company’s Amended Credit Agreement, and factors that might otherwise affect the Company’s business and operations, as described in “Risk Factors” and “Forward-Looking Statements” in Part I, Item 1A of this Annual Report on Form 10-K.

The Company considers the following when assessing its liquidity and capital resources:

	For the Year Ended December 31,
In thousands	2020	2019	2018
Cash and cash equivalents	$102,176	$51,331	$49,237
Total debt, net of debt issuance costs	270,438	272,641	324,813
Total capitalization (debt plus equity)	528,134	591,061	694,088
Total debt to total capitalization	51.2%	46.1%	46.8%

The Company continues to rely on cash flows generated by operating activities and bank financing as important sources of liquidity for the Company’s business activities. The Company continues to manage working capital effectively through inventory management and using consigned inventory arrangements where appropriate, taking advantage of early pay discounts when offered by suppliers, and optimizing accounts receivable collections by selling trade accounts receivable balances when appropriate. A select number of larger customers negotiate longer payment terms. These selected customers offer early pay discounts and/or supply chain financing agreements that allows the Company to collect amounts due earlier than the customer negotiated terms, less a discount on the nominal value of the receivable. The Company also entered into two arrangements with a banking institution to sell trade accounts receivable balances for selected customers. For additional information, see “Transfer of Financial Assets” included in Note 1, “Significant Accounting Policies”, in the Notes to the Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K. These arrangements provide the Company with additional flexibility to collect trade accounts receivable balances earlier, if necessary, to manage working capital.
The Company believes it has sufficient financial resources to meet its business requirements and obligations for at least the next twelve months, including working capital requirements, capital expenditures, and debt obligations. However, the Company may decide to raise additional debt or equity capital to support other business activities.

Future Cash Requirements

The Company manages worldwide cash requirements considering available funds among domestic and foreign subsidiaries. The Company expects to fund its operating cash requirements from existing cash balances, cash provided by operating activities, and through borrowings, as needed, under its Amended Credit Agreement.

At December 31, 2020, the Company held $102.2 million in cash and cash equivalents, including $32.3 million in the U.S. with the remaining held by foreign subsidiaries.

At December 31, 2020, total indebtedness was $270.4 million, of which $134.5 million was the balance under Revolver commitment and $135.9 million, net of $0.6 million of capitalized debt costs, was outstanding under the Term commitment. As of December 31, 2020, the Company has $33.7 million of available borrowings under the Amended Credit Agreement, subject to compliance with the terms and conditions of "borrowing" under the Amended Credit Agreement.

In addition to the Company’s working capital requirements, one or more of the following items could have a material impact on the Company’s liquidity during the next twelve months (items are not in the order of importance):

•the matters described in Note 17, “Commitments and Contingencies”, in the Notes to the Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K;
•capital expenditures, including strategic investments noted below;
•investments in businesses and strategic costs and/or transactions;
•restructuring and severance costs;
•income tax payments;
•research and development expenditures;
•costs and payments associated with tooling for new OEM programs;
•debt service payments;
•foreign currency exchange rates; and
•employee benefit plan funding (see Note 12, “Employer Sponsored Benefit Plans”, in the Notes to the Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K).

The Company expects to contribute approximately $0.7 million to its domestic defined employee benefit plan in 2021.

The Company deferred employer payroll tax payments under the CARES Act. The total amounts deferred in 2020 was $3.9 million, of which fifty percent of the liability will be paid in 2021 with the remaining balance being paid in 2022.

Strategic Investments

As previously disclosed, the Company approved investments of approximately $25.0 million to add two production lines in the Performance Materials segment’s Rochester, New Hampshire facility for the production of fine fiber meltblown filtration media used in the N95 respirator and surgical and medical masks. A portion of these investments are being funded by a $13.5 million grant from the U.S. Government, reducing the Company's investment from $25.0 million to $11.5 million. Through December 31, 2020, the Company incurred $6.7 million, net of $9.0 million in funding from the U.S. Government, in capital expenditures for the two meltblown production lines. The balance of $4.8 million, net of funding from the U.S. Government, will be incurred during the first half of 2021.

In addition, the Company approved an investment of approximately $13.0 million in a new fine fiber meltblown production line in the Performance Materials segment’s Saint-Rivalain, France facility to meet the increase in the European Union demand for face mask and air filtration products. In December of 2020, the Company signed an agreement with the French Government that provides up to 30% of the investment to be funded by a grant from the French Government, all of which is expected to be received in 2021. The French Government funding will be a reduction to the Company's $13.0 million capital investment. Through December 31, 2020, the Company incurred $8.1 million in capital for this project and anticipates incurring approximately $1.4 million, net of the funding from the French Government, in 2021.

The Company expects to spend between $35.0 million and $40.0 million on capital expenditures in 2021, which includes the remaining capital expenditures for both investments in the fine fiber meltblown production lines discussed above, net of aggregated government funding expected to be received in 2021.

Sources and Use of Cash

A summary of the Company's consolidated cash flows is as follows:

	For the Year Ended December 31,
In thousands	2020	2019	2018	20 vs. 19	19 vs. 18
Total cash provided by (used in):
Operating activities	$74,167	$86,862	$44,739	$(12,695)	$42,123
Investing activities	(27,633)	(32,385)	(300,965)	4,752	268,580
Financing activities	(95)	(51,927)	247,476	51,832	(299,403)

Free Cash Flow (1):
Net cash provided by operating activities	74,167	86,862	44,739	(12,695)	42,123
Capital expenditures	(33,449)	(35,850)	(31,291)	2,401	(4,559)
Free cash flow	$40,718	$51,012	$13,448	$(10,294)	$37,564
(1) Free Cash Flow, a non-U.S. GAAP financial measure, is defined as net cash provided by operating activities less capital expenditures, both of which are presented in the Company’s Consolidated Statements of Cash Flows. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-U.S. GAAP Financial Measures, in this Annual Report on Form 10-K.

2020 vs. 2019

Net cash provided by operating activities decreased $12.7 million compared to 2019, primarily due to lower sales generating lower net earnings as a result of the COVID-19 pandemic. In addition, the Company pulled ahead collection of approximately $6.4 million less in trade accounts receivable balances that were sold to a banking institution in the fourth quarter of 2020 compared to the same period in 2019. The accounts payable balances increased in 2020 compared to 2019 as the Company continued process optimization and standardization Company-wide.

Net cash used in investing activities was $27.6 million in 2020 compared to $32.4 million in 2019. The reduction in cash used for investing activities was due to a reduction of capital expenditures as the Company delayed capital investments early in 2020 due to the COVID-19 pandemic, with the exception of strategic capital investments in fine fiber meltblown production equipment and necessary maintenance capital expenditures. These capital expenditures were partially offset by $9.0 million of funding received under a U.S. Government grant for these investments. In addition, the Company received $5.8 million for collections under the Company's trade receivable financing arrangements.

Net cash used in financing activities decreased in 2020 compared to 2019, primarily due to higher proceeds from borrowings under the Company's Amended Credit Agreement in 2020 compared to 2019. During the first quarter of 2020, the Company borrowed $20.0 million under the Amended Credit facility as a precaution from the COVID-19 pandemic. The Company repaid $22.0 million of outstanding borrowings in 2020, of which $10.0 million was towards repayment of the term loan and $12.0 million towards repayment of the revolver commitment.

2019 vs. 2018

Net cash provided by operating activities in 2019 increased $42.1 million from 2018. The increase in cash provided by operating activities was primarily due to a reduction of $37.5 million in accounts receivable principally due to lower net sales in the fourth quarter of 2019 compared to the fourth quarter of 2018, in addition to the Company collecting approximately $14.9 million in trade accounts receivable balances that were sold to a banking institution in the fourth quarter of 2019 that would have normally been collected in the first quarter of 2020.

In 2019, net cash used in investing activities was $32.4 million compared to $301.0 million in 2018. The reduction in net cash used in investing activities was primarily due to the absence of acquisition activities in 2019. In 2018, the Company used net cash of $268.4 million to fund the Interface Performance Materials acquisition, net of $5.2 million of acquired cash, and $1.6 million to fund the purchase of certain assets and liabilities of Precision Custom Coatings. The 2019 acquisition activity included cash proceeds of $1.4 million from the final purchase price adjustments of the Interface Performance Materials acquisition, less cash outflows of $0.5 million to fund an acquisition. The Company also received proceeds of $2.3 million from the divestiture of the Texel Geosol business in 2019.

In 2019, net cash used in financing activities was $51.9 million compared to net cash provided by financing activities of $247.5 million in 2018. The Company repaid $52.2 million of outstanding borrowings in 2019. In 2018, the Company borrowed $338.0 million from its Amended Credit Agreement, of which the Company repaid $76.6 million in outstanding borrowings under the previous facility and used the remaining proceeds to fund the acquisition of Interface Performance Materials in the three-month period ended September 30, 2018. The Company repaid $13.0 million of those borrowings under the Amended Credit Agreement during the fourth quarter of 2018. In 2018, the Company acquired $1.0 million in company stock through its equity compensation plans and received $0.9 million from the exercise of stock options.

Financing Arrangements

The Company's Amended Credit Agreement has a revolving commitment of $170 million and a term loan commitment of $144 million. For further information, see Note 7, “Long-Term Debt and Financing Arrangements”, in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K. Borrowings outstanding and available borrowings are summarized below:

	At December 31,
In thousands	2020	2019
Total borrowings committed:
Revolver commitment	$170,000	$250,000
Term loan commitment	144,000	200,000
Total borrowings committed	$314,000	$450,000

Total borrowings outstanding:
Amounts outstanding under the revolver	$134,500	$126,500
Amounts outstanding under the term loan, excluding debt issuance costs	136,500	146,500
Total borrowings outstanding	$271,000	$273,000

Total borrowings available:
Revolver commitment	$170,000	$250,000
Less amounts outstanding under the revolver	134,500	126,500
Less letters of credit outstanding	1,776	1,856
Available borrowings, net of letters of credit	$33,724	$121,644

Average bank borrowings	$283,291	$342,068
The Company is required to pay a quarterly commitment fee on the unused revolving commitment amount at a rate of 0.375% per annum, based on the unused portion of the revolver commitment. Fees for outstanding letters of credit range from 3.00% to 4.25%.

The Amended Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain investments, engage in a line of business substantially different from business conducted by the Company, transact with affiliates, restricted payments, and sell assets.

The Amended Credit Agreement also contains financial covenants required of the Company and its subsidiaries. The Amended Credit Agreement, permits the Company to exclude certain non-cash charges and restructuring and other expenses, as defined by the Amended Credit Agreement, from EBITDA in the calculation of the Company's financial covenants. The Company is also required to maintain a minimum cash and cash equivalents balance of $40.0 million, excluding deposit accounts in China. As of December 31, 2020, the company had a cash and cash equivalents balance of $90.0 million, excluding deposit accounts in China.

The Company was in compliance with all covenants in the Amended Credit Agreement as of and for the quarter ended December 31, 2020 and the Company does not anticipate noncompliance in the foreseeable future.

For additional information, see “Note 7, "Long-Term Debt and Financing Arrangements", in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K of this Annual Report on Form 10-K.

Interest rates on amounts outstanding under the Amended Credit Agreement are variable based on LIBOR. The LIBOR benchmark has been the subject of national, international, and other regulatory guidance and proposals for reform. In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR after 2021. These reforms may cause LIBOR to perform differently than in the past, and LIBOR may ultimately cease to exist after 2021. Alternative benchmark rate(s) may replace LIBOR and could affect the Company's debt securities, derivative instruments, receivables, debt payments and receipts. At this time, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact the Company's contracts that terminate after 2021. There is uncertainty about how applicable law, the courts or the Company will address the replacement of LIBOR with alternative rates on variable rate retail loan contracts and other contracts that do not include alternative rate fallback provisions. In addition, any changes to benchmark rates may have an uncertain impact on the Company's cost of funds and access to the capital markets, which could impact liquidity, financial position or results of operations.

The Company has an interest rate swap in place to convert a portion of the Company's borrowings from a variable rate to a fixed rate. See Note 8, "Derivatives" in the Notes to the Consolidated Financial Statements included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

NON-GAAP FINANCIAL MEASURES

The Company believes that the non-GAAP measure used in this Annual Report on Form 10-K provides investors with important perspectives into our ongoing business performance. The Company does not intend for the information to be considered in isolation or as a substitute for the related U.S. GAAP measure. Other companies may define the measures differently. The Company defines the Free Cash Flow measure used in this report below.

Free cash flow is defined as U.S. GAAP “Net cash provided by (used in) operating activities” in a period less “Capital expenditures” in the same period. The Company believes Free Cash Flow provides an important perspective on the Company’s ability to generate cash from our business operations and, as such, that it is an important financial measure for use in evaluating the Company's financial performance. Free Cash Flow should not be viewed as representing the residual cash flow available for discretionary expenditures such as dividends to shareholders or acquisitions, as it excludes certain mandatory expenditures such as repayment of maturing debt and other contractual obligations. Free cash flow is one measurement management uses internally to assess overall liquidity.

CONTRACTUAL OBLIGATIONS

The following table summarizes certain of the Company’s significant contractual obligations as of December 31, 2020 and the effect of such contractual obligations are expected to have on the Company’s liquidity and cash flows in future periods.

	Payments Due by Period
In thousands	2021	2022	2023	2024	2025	After 5 years	Total
Contractual Obligations:
Employee benefit plan contributions (1)	$700	$—	$—	$—	$—	$—	$700
Operating leases (2)	5,293	4,501	3,398	2,465	2,280	8,318	26,255
Long-term debt (3)	10,000	10,000	251,000	—	—	—	271,000
Interest payments on debt (4)	12,347	11,562	7,216	—	—	—	31,125
Purchase obligations (5)	10,290	—	—	—	—	—	10,290
Total Contractual Obligations	$38,630	$26,063	$261,614	$2,465	$2,280	$8,318	$339,370

(1) The Company’s future employee benefit plan contribution represents the minimum planned contribution for the 2021 plan year based on the Company’s employee benefit plan valuation at December 31, 2020. Projected funding beyond one year has not been included as there are several significant factors, such as future market value of planned assets and projected investment return rates, which could cause actual funding requirements to differ materially from projected funding. See Note 12, "Employer Sponsored Benefit Plans", in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

(2) Operating lease payments primarily relate to buildings, office equipment, vehicles and machinery. See Note 10, “Leases”, in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

(3) The Company’s long-term debt payments in the table above represent the estimated annual required term loan fixed principal payments and the revolver loan payment due August 31, 2023. Actual payments may vary significantly depending on future debt levels, timing of debt repayments and sources of funding utilized. See Note 7, “Long-Term Debt and Financing Arrangements”, in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

(4) Interest payments on debt are calculated based on the applicable fixed and variable rates as of December 31, 2020. See Note 7, “Long-Term Debt and Financing Arrangements”, and Note 8, "Derivatives", in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

(5) The purchase obligations represents purchase commitments to suppliers for materials. The 2021 purchase obligation represents an obligation to purchase 7.0 million pounds of aluminum at the Company’s Thermal Acoustical Solutions segment beginning in January 2021 through December 31, 2021, containing variable pricing in accordance with the agreement. Based on the price at December 31, 2020, the Company estimated this aluminum commitment to be approximately $10.3 million for 2021. Beyond this purchase commitment, purchase orders or contracts for normal purchases of raw materials and other goods and services are not included in the table above because purchase orders may represent authorizations to purchase rather than a binding agreement. For purposes of this table, contractual obligations for the purchase of goods or services are defined as agreements that are enforceable and legally binding on the Company and that specify all significant terms, including: fixed or minimum quantities to be purchased; fixed, minimum or variable price provisions; and the approximate timing of the transactions. With the exception of the purchase commitment noted above, the Company does not have significant agreements for the purchase of raw materials or other goods specifying minimum quantities or set prices that exceed expected requirements.

The above table does not reflect net tax contingencies of $1.7 million, the timing of which is uncertain. See Note 16, "Income Taxes", in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2020, the Company did not have significant off-balance sheet arrangements other than purchase obligations as noted above, outstanding letters of credit of $1.8 million under the Amended Credit Agreement and $1.4 million in standby letters of credit outstanding under various foreign credit facilities.

CRITICAL ACCOUNTING ESTIMATES

The Company's significant accounting policies are outlined in Note 1, "Significant Accounting Policies", in the Notes to the Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K. The preparation of financial statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. For example, management judgments are required in determining excess, obsolete, or unsalable inventory, allowance for doubtful accounts, potential impairment of long-lived assets, goodwill and intangibles, the carrying value of property, plant and equipment, the accounting for self-insurance reserves for group health costs, warranty reserves, pension obligations, income taxes, equity compensation costs, environmental liabilities and contingent liabilities. The Company evaluates its estimates on an ongoing basis, based on historical experience and on various other assumptions that are believed to be reasonable under the circumstances. Application of these accounting policies involves the exercise of judgment and use of assumptions as to future uncertainties and, as a result, actual results could differ materially from these estimates. The most significant areas currently involving management judgments and estimates are described below.

Goodwill and Other Intangible Assets

Description and Methodology

The Company’s reporting units for goodwill impairment testing purposes were its operating segments, which are the level at which discrete financial information is available and reviewed by the manager of the respective operating segment, the segment president. The respective segment presidents, who have responsibility for operating decisions, allocating resources, and assessing performance within their respective segments, do not regularly review financial information for components that are below the operating segment. The annual evaluation is generally performed during the fourth quarter, using forecast information.

The carrying value of goodwill as of December 31, 2020 and 2019 was $87.6 million and $133.9 million, respectively. The reporting units contributing to the total goodwill balance as of December 31, 2020 were the Performance Materials reporting unit, $32.0 million, and the Technical Nonwovens reporting unit, $55.6 million.

Other intangible assets that have finite lives and other long-lived assets are reviewed for possible impairment whenever changes in conditions indicate that their carrying value may not be recoverable. In accordance with U.S. GAAP, the Company tests for impairment of other intangible assets and long-lived assets at the lowest level for which identifiable cash flows are available.

Judgement and Uncertainties

Goodwill is evaluated at least annually for impairment during the fourth quarter, or more frequently if necessary. The Company has the option to first assess qualitative factors such as considering capital markets environment, economic conditions, industry trends, results of operations, and other factors. If the results of the qualitative test indicate a potential for impairment, a quantitative test is performed. The quantitative test compares the estimated fair value of each reporting unit to its carrying value. To determine the fair value of the reporting unit, the Company uses a combination of two approaches: the income approach and a market approach (also known as the Guideline Public Company method), both of which are weighted equally. Under the income approach, the Company calculates fair value by taking the cash flows that are based on internal projections and other assumptions deemed reasonable by management and discounting them using an estimated weighted average cost of capital. Under the market approach, fair value is estimated using published market multiples for comparable companies. Changes in these estimates or a continued decline in general economic conditions could change the Company’s conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period. The assumptions used in our impairment testing could be adversely affected by certain risks.

Other intangible assets that have finite lives and other long-lived assets are tested for possible impairment whenever changes in conditions indicate that their carrying value may not be recoverable. The test consists of determining whether the carrying value of such assets will be recovered through undiscounted expected future cash flows and/or a market approach by which fair value is determined based on an independent appraisal of the long-lived assets. If the total of the undiscounted future cash flows is less than the carrying amount of those assets, the Company will have an independent appraisal performed of the long-lived assets. If the fair value is less than the carrying value, the Company will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets. The determination of fair value requires management to make numerous estimates, assumptions and judgments of underlying factors such as projected revenues and related earnings and cash flows. The assumptions used in the Company’s impairment analysis could be adversely affected by certain risks.

Effect if Actual Results Differ from Assumptions

During the three-month period ended March 31, 2020, the Company experienced disruptions in certain operations from a reduction in customer demand directly related to the COVID-19 pandemic. Many of the Company’s automotive customers temporarily ceased operations during this period and it was difficult to predict the duration of the impact. As a result, the Company considered the COVID-19 pandemic and its impact on the Company’s operations as a triggering event requiring an impairment assessment of goodwill for the Performance Materials and the Technical Nonwovens segments; and an impairment assessment of other long-lived assets for certain operations in the Performance Materials and Thermal Acoustical Solutions segments. Management’s conclusions resulted in a goodwill impairment charge of $48.7 million for the Performance Materials segment and an impairment charge of $12.4 million for other long-lived assets of an underperforming European plant within the Performance Materials segment.

During the fourth quarter of 2020, the Company performed a qualitative assessment of macroeconomic, industry and market events and circumstances as well as the overall financial performance of the Performance Materials and Technical Nonwovens reporting units and concluded it was more likely than not that the fair values of these reporting units exceeded their carrying values. As such, the Company did not perform a quantitative impairment assessment in the fourth quarter ended December 31, 2020.

For additional information, see Note 6, "Goodwill and Other Intangible Assets" in the Notes to the Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K.

Employee Benefit Plan Obligations

Description and Methodology

Prior to June 30, 2019, the Company maintained a domestic defined benefit pension plan for Lydall, Inc. ("U.S. Lydall Pension Plan") and two domestic pension plans acquired during the acquisition of Interface Performance Materials: Interface Sealing Solutions, Inc. Pension Plan (“ISS Pension Plan”) and the Retirement Income Plan for Employees of Interface Performance Materials, Inc. (“IPM Pension Plan”). During 2019, the Company settled the U.S. Lydall Pension Plan. During the three-month period ended March 31, 2020, the Company settled the pension obligations of the ISS Pension Plan. Currently, the Company maintains the domestic IPM Pension Plan. The IPM Pension Plan liability as of December 31, 2020 was approximately $11.9 million. See Note 12, "Employer Sponsored Benefit Plans" in the Notes to the Consolidated Financial Statements, included in Part II, Item 8 of this Annual Report on Form 10-K for additional information.

Expenses and liabilities associated with the IPM Pension Plan are determined based upon actuarial valuations. Integral to these actuarial valuations are a variety of assumptions including expected return on plan assets and discount rates. We regularly review these assumptions, which are updated at the measurement date, December 31st.

Judgement and Uncertainties

The discount rate represents the interest rate used to determine the present value of future cash flows currently expected to be required to settle the pension obligation. Management used the Financial Times Stock Exchange (“FTSE”) Pension Liability Index for the discount rate assumptions. This index was designed to provide a market average discount rate to assist plan sponsors in valuing the liabilities associated with postretirement obligations. At the end of each year, the Company determines the discount rate to be used to calculate the present value of the plan liabilities, as well as the following year’s pension cost. The discount rate is an estimate of the current interest rate at which the pension liabilities could be effectively settled at the end of the year.

Based upon this information, we used a 2.14% discount rate as of December 31, 2020, for the IPM Pension Plan, compared to 3.38% as of December 31, 2019. For the year ended December 31, 2020, this rate was based on an analysis which included the broad universe of corporate rated Aa bonds, where cash flows would provide for the projected benefit payments of the plan. The discount rate is then developed as the single rate that equates the market value of the bonds to the discounted value of the plan’s benefit payments. This is an update from the approach for the year ended December 31, 2019, in which the discount rate assumption was based on an analysis that included a hypothetical portfolio of specific, high-yield bonds. Management believes the updated methodology better aligns with their overall objectives for the Plan.

The expected long-term rate of return on plan assets represents the average rate of earnings expected on the funds invested to provide for anticipated benefit payments. In determining the expected return on plan assets, the Company considers the relative weighting of plan assets, the historical performance of marketable debt and equity securities and other economic indicators of future performance. Investment management objectives include maintaining an adequate level of diversification to balance market risk and to provide sufficient liquidity for near-term payments of benefits accrued under the plan and to pay the expenses of administration. The expected long-term rate of return on plan assets is applied to the value of plan assets at the beginning of the year, which produces the expected return on plan assets that is included in the determination of pension cost for the upcoming year. The difference between this expected return and the actual return on plan assets is deferred. For 2021, the expected long-term rate of return on plan assets remained at 5.20%, unchanged from the expected rate in 2020.

Effect if Actual Results Differ from Assumptions

A lower discount rate increases the present value of the IPM Pension Plan obligations and increases pension expense. A one-quarter percentage point decrease in the assumed discount rate would have increased the pension expense in 2020 by $0.1 million. A one-quarter percentage point increase in the assumed discount rate would have decreased pension expense in 2020 by $0.1 million.

A lower expected rate of return on the IPM Pension Plan assets would increase pension expense. For 2020, the expected rate of return on plan assets was 5.20%. A one-quarter percentage point increase/decrease in the assumed return on pension plan assets would have changed pension expense in 2020 by approximately $0.1 million.

Income Taxes

Description and Methodology

Deferred tax assets and liabilities generally represent temporary differences between the recognition of tax benefits and tax expenses in the Company’s consolidated financial statements and the recognition of these tax benefits and tax expenses for tax purposes.

The Company accounts for income taxes following ASC 740, “Accounting for Income Taxes”, recognizing deferred tax assets and liabilities using enacted tax rates for the effect of temporary differences between book and tax basis of recorded assets and liabilities. Deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of a deferred tax asset will not be realized. In assessing the need for a valuation allowance, the Company analyzes historical financial results by jurisdiction and estimates future taxable income, considering the feasibility of ongoing tax planning strategies and the realizable benefit of tax loss carryforwards. Valuation allowances related to deferred tax assets can be impacted by changes in tax law, changes in statutory tax rates and future levels of taxable income. In the event the Company determines that it would not be able to realize all or a portion of its deferred tax assets in the future, the Company would reduce such amounts through a charge to income in the period that such determination was made. Conversely, if the Company determines that it would be able to realize its deferred tax assets in the future that are in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance and record an increase to income in the period that such determination was made.

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The legislation had sweeping effects including various types of economic relief for impacted businesses and industries. One such relief provision was the inclusion of a five-year carryback for net operating losses arising in 2020. The Company will utilize the carryback provision and carryback losses generated in 2020 to the 2015 tax year. Income generated in 2015 was taxed at 35%, resulting in an immediate permanent benefit to the effective tax rate.

Judgment and Uncertainties

As of December 31, 2020, the Company maintains its intention to distribute certain earnings of its foreign subsidiaries that have been previously taxed in the U.S. and has recorded taxes associated with this position. For the remainder of the undistributed foreign earnings, unless tax effective to repatriate, the Company will continue to permanently reinvest these earnings. As of December 31, 2020, such undistributed earnings were approximately $3.7 million. The Company estimates that the amount of tax that would be payable on the undistributed earnings if repatriated to the United States could be up to $0.5 million. This amount may vary in the future due to a variety of factors including future tax law changes, future earnings and statutory taxes paid by foreign subsidiaries, and ongoing tax planning strategies by the Company.

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, China, France, Germany, Hong Kong, The Netherlands, Canada, India and the United Kingdom. Within the next fiscal year, the Company expects to conclude certain income tax matters through the year ended December 31, 2017 and it is reasonably expected that net unrecognized benefits of $0.1 million may be recognized. The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized is $1.7 million as of December 31, 2020. However, $0.2 million of the unrecognized tax benefits, if recognized, would be offset in pre-tax income by the reversal of indemnification assets due to the Company.

Effect if Actual Results Differ from Assumptions

The Company recognizes the interest accrued and the penalties related to unrecognized tax benefits as a component of tax expense. The Company accrued interest and penalties of $0.1 million and $0.2 million as of

December 31, 2020 and 2019, respectively. A one percentage point increase/decrease in our tax rate would have affected our 2020 earnings by $0.8 million.

RECENTLY ISSUED ACCOUNTING STANDARDS

A summary of recent accounting standards, including accounting standards issued by the FASB but not effective until after December 31, 2020, is included in Note 1, "Significant Accounting Policies", in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

The following table summarizes selected quarterly financial results for 2020 and 2019. In management’s opinion, all material adjustments necessary for a fair statement of the information for such quarters have been reflected in the interim results.

2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
In thousands, except per share amounts
Net sales	$200,527	$146,160	$207,085	$210,269	$764,041
Gross profit	38,568	28,418	37,930	39,959	144,875
Net (loss) income	$(56,421)	$(5,857)	$(11,710)	$263	$(73,725)
Earnings (loss) per share:
Basic	$(3.25)	$(0.34)	$(0.67)	$0.02	$(4.24)
Diluted	$(3.25)	$(0.34)	$(0.67)	$0.01	$(4.24)

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
In thousands, except per share amounts
Net sales	$218,025	$220,811	$205,274	$193,288	$837,398
Gross profit	42,407	45,317	36,443	28,253	152,420
Net (loss) income	$3,890	$(6,946)	$3,004	$(70,461)	$(70,513)
Earnings (loss) per share:
Basic	$0.23	$(0.40)	$0.17	$(4.07)	$(4.08)
Diluted	$0.22	$(0.40)	$0.17	$(4.07)	$(4.08)

The following adjustments are included in gross profit and net income for 2020 and 2019 quarterly financial results and impact the comparability of each year:

2020	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
In thousands
Gross profit impact:
Severance expenses	$—	$127	$—	$102	$229
Net income impact:
Severance expenses	$—	$191	$—	$263	$454
Performance Materials restructuring expenses	—	—	11,443	701	12,144
Goodwill and other long-lived asset impairment charges	58,153	—	—	—	58,153
Strategic initiatives expenses	1,460	941	—	—	2,401
Employee benefit plan settlements	295	—	—	—	295

2019	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
In thousands
Gross profit impact:
Severance expenses	$—	$—	$—	$987	$987
Net income impact:
Restructuring and severance expenses	$364	$93	$114	$1,836	$2,407
Goodwill and other long-lived asset impairment charges	—	—	—	64,206	64,206
CEO transition expenses	—	—	—	1,728	1,728
Strategic initiatives expenses	652	311	—	161	1,124
Employee benefit plan settlements	—	14,977	142	(347)	14,772
Gain on sale from a divestiture	—	(1,265)	—	—	(1,265)

OTHER KEY FINANCIAL ITEMS

Inflation — Inflation generally affects the Company through its costs of labor, equipment, energy and raw materials. The Company attempts to offset increased costs by increasing customer pricing, where appropriate, operational improvements and other cost-saving initiatives. The Company also has certain arrangements in which it can pass through inflation on raw material costs to its customers.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company has various market risk exposures that arise from our ongoing business operations. Market risk is the potential economic loss that may result from adverse changes in the fair value of financial instruments. The Company's financial results are impacted by changes in certain foreign currency exchange rates, interest rates, and certain commodity prices.

Foreign Currency Risk

The Company has manufacturing facilities in various locations throughout the world, including the U.S., Canada, the U.K., Germany, France, the Netherlands, China, and India. The Company’s financial results are affected by factors such as changes in foreign currency exchange rates or economic conditions in the foreign markets where the Company manufactures and distributes its products. As a result, the Company makes investments and conducts business transactions denominated in various currencies including the U.S. dollar, the Canadian dollar, the British pound, the European euro, the Chinese Yuan, the Hong Kong dollar, the Japanese Yen, and the Indian rupee. The Company’s foreign and domestic operations attempt to limit foreign currency exchange transaction risk by completing transactions in local functional currencies, whenever practicable. The Company may periodically enter into foreign currency forward exchange contracts and cross-currency swaps to mitigate exposure to foreign currency volatility. In addition, the Company utilizes bank loans and other debt instruments throughout its operations. To mitigate foreign currency risk, such debt is denominated primarily in the functional currency of the operation maintaining the debt.

In November 2019, the Company entered into three fixed-to-fixed cross-currency swaps with banking institutions with aggregate notional amounts totaling €67.8 million ($75 million U.S. dollar equivalent). These swaps hedge a portion of the Company's net investment in a Euro functional currency denominated subsidiary against the variability of exchange rate translation impacts between the U.S. Dollar and Euro. These contracts require monthly cash interest exchanges over the life of the contracts with the Company recognizing a reduction to interest expense in the Company's Consolidated Statements of Operations due to the favorable interest rate differential, which is expected to be approximately $1.2 million in 2021. Also, settlement of the notional €22.6 million ($25 million U.S. Dollar equivalent) cross-currency swaps occur at maturity dates of August 2021, August 2022 and August 2023.

The Company also has exposure to fluctuations in currency risk on intercompany loans that the Company makes to certain of its subsidiaries. The Company may periodically enter into foreign currency forward contracts which are intended to offset the impact of foreign currency movements on the underlying intercompany loan obligations.

Interest Rate Risk

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impacts interest paid on its debt. The Company has borrowings outstanding of approximately $271.0 million from its Amended Credit Agreement at December 31, 2020, with a variable interest rate, based generally on LIBOR. Increases in interest rates could significantly increase the associated interest payments that the Company is required to make on this debt. From time to time, the Company may enter into interest rate swap agreements to manage interest rate risk.

In November 2018, the Company entered into a five-year interest rate swap agreement with a bank to convert the interest on a notional $139.0 million of the Company's borrowings under its 2018 Amended Credit Agreement from a variable rate, plus the borrowing spread, to a fixed rate of 3.09% plus the borrowing spread. The notional amount decreases quarterly by fluctuating amounts through August 2023. In April 2017, the Company entered into a three-year interest rate swap agreement with a bank to convert the interest on a notional $60.0 million of the Company's borrowings from a variable rate, plus the borrowing spread, to a fixed rate of 1.58% plus the borrowing spread. The notional amount was reduced quarterly by $5.0 million through March 31, 2020 and was settled. Prior to May 11, 2020, these interest rate swap agreements were accounted for as cash flow hedges. The effectiveness of the remaining derivative agreement was assessed quarterly, or more frequently, if necessary, by ensuring that the critical terms of the swap continued to match the critical terms of the hedged debt in order to report gains or losses on the derivative instrument in other comprehensive income.

During 2020, the Company amended its Amended Credit Agreement at various times. For further information, see Note 7, "Long-Term Debt and Financing Arrangements", in the Notes to the Consolidated Financial Statements in

Part II, Item 8 of this Annual Report on Form 10-K. One of the amendments included the establishment of a floor on the base and Eurocurrency rate of 1%. As a result, the Company performed an assessment of the effectiveness of the interest rate swap agreement to determine if the critical terms of the interest rate swap agreement continue to match the critical terms of the debt. Effective May 11, 2020, the Company concluded the interest rate swap agreement was no longer effective. For additional information, see Note 8, "Derivatives", in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K.

The Company has assessed its exposure to changes in interest rates by analyzing the sensitivity to the Company's earnings assuming various changes in market interest rates. Assuming a hypothetical increase of one percentage point in interest rates on the variable portion of the $271.0 million outstanding borrowings as of December 31, 2020, the Company’s net income would decrease by an estimated $1.3 million over a twelve-month period.

The weighted average interest rate on long-term debt was 5.3% for the year ended December 31, 2020, compared with 4.3% and 3.4% for the years ended December 31, 2019 and 2018, respectively.

Commodity Pricing Risk

The Company is exposed to volatility in the price of raw materials used in certain manufacturing operations. These raw materials include, but are not limited to, aluminum and various petroleum-derivative and glass-derivative fibers. The Company manages its exposure related to these price changes through strategic procurement practices.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of Lydall, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Lydall, Inc. and its subsidiaries (the “Company”) as of December 31, 2020 and 2019, and the related consolidated statements of operations, of comprehensive (loss) income, of changes in stockholders’ equity and of cash flows for each of the three years in the period ended December 31, 2020, including the related notes and schedule of valuation and qualifying accounts for each of the three years in the period ended December 31, 2020 appearing under Item 15(a)(2) (collectively referred to as the “consolidated financial statements”). We also have audited the Company's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control - Integrated Framework (2013) issued by the COSO.

Change in Accounting Principle

As discussed in Note 2, Revenue from Contracts with Customers, to the consolidated financial statements, the Company changed the manner in which it accounts for revenue from contracts with customers in 2018.

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

Critical Audit Matters

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that (i) relates to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Interim Goodwill Impairment Assessment – Performance Materials and Technical Nonwovens Reporting Units

As described in Note 6, Goodwill and Other Intangible Assets, to the consolidated financial statements, the Company’s consolidated goodwill balance was $87.6 million as of December 31, 2020, and the goodwill associated with the Performance Materials and Technical Nonwovens reporting units was $32.0 million and $55.6 million, respectively. Management performs an assessment of goodwill for impairment at least annually, generally during the fourth quarter, or whenever there is a significant change in events or circumstances that indicate that the fair value of the reporting unit is more likely than not less than the carrying amount of the reporting unit. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a goodwill impairment charge will be recognized for the amount by which the carrying value of the reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. During the three-month period ended March 31, 2020, the Company experienced disruptions in certain operations from lower customer demand directly attributable to the COVID-19 pandemic and the resulting impact on revenue and profitability. Management performed an interim assessment of goodwill by performing a quantitative assessment for both the Performance Materials and Technical Nonwovens reporting units. Management weighted equally both an income approach and a market approach to determine the fair values of the reporting units. Management’s significant assumptions in the discounted cash flow model included, but were not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate. Under the market approach, fair values are estimated using published market multiples for comparable companies. The carrying value of the Performance Materials reporting unit exceeded its respective fair value by $48.7 million, resulting in an impairment charge. The fair value of the Technical Nonwovens reporting unit exceeded the respective carrying value and there was no impairment charge for the Technical Nonwovens reporting unit.

The principal considerations for our determination that performing procedures relating to the interim goodwill impairment assessment of the Performance Materials and Technical Nonwovens reporting units is a critical audit matter are (i) the significant judgment by management when determining the fair value measurements of the reporting units; (ii) a high degree of auditor judgment, subjectivity, and effort in performing procedures and evaluating management’s significant assumptions related to revenue growth rates, projected operating income, weighted average cost of capital, terminal growth rate, and tax rate for the Performance Materials reporting unit, and revenue growth rates and weighted average cost of capital for the Technical Nonwovens reporting unit; and (iii) the audit effort involved the use of professionals with specialized skill and knowledge.

Addressing the matter involved performing procedures and evaluating audit evidence in connection with forming our overall opinion on the consolidated financial statements. These procedures included testing the effectiveness of controls relating to management’s goodwill impairment assessment, including controls over the valuation of the Performance Materials and Technical Nonwovens reporting units. These procedures also included, among others (i) testing management’s process for determining the fair value estimates of the Performance Materials and Technical Nonwovens reporting units; (ii) evaluating the appropriateness of the income approach model (discounted cash flow model) and a market approach model and the equal weighting of the models; (iii) testing the completeness and accuracy of the underlying data used in the models; and (iv) evaluating the reasonableness of significant assumptions used by management related to the revenue growth rates, projected operating income, weighted average cost of capital, terminal growth rate, and tax rate for the Performance Materials reporting unit, and the revenue growth rates and weighted average cost of capital for the Technical Nonwovens reporting unit. Evaluating management’s assumptions related to the revenue growth rates, projected operating income, and tax rate for the Performance Materials reporting unit, and the revenue growth rates for the Technical Nonwovens reporting unit involved evaluating whether the assumptions used by management were reasonable considering (i) the current and past performance of the reporting units; (ii) the consistency with external market and industry data; and (iii) whether these assumptions were consistent with evidence obtained in other areas of the audit. Professionals with specialized skill and knowledge were used to assist in evaluating (i) the appropriateness of the income approach model (discounted cash flow model) and market approach model and the equal weighting of the models and (ii) the reasonableness of the weighted average cost of capital and terminal growth rate assumptions for the Performance Materials reporting unit, and the weighted average cost of capital assumption for the Technical Nonwovens reporting unit.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Hartford, Connecticut
February 23, 2021

We have served as the Company’s auditor since 1987.

LYDALL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
In thousands, except per share amounts

	For the Year Ended December 31,
	2020	2019	2018

Net sales	$764,041	$837,398	$785,897
Cost of sales	619,166	684,978	631,358
Gross profit	144,875	152,420	154,539
Selling, product development and administrative expenses	129,928	126,272	103,054
Impairment of goodwill and other long-lived assets	61,109	64,206	—
Restructuring expenses	15,903	767	2,297
Operating (loss) income	(62,065)	(38,825)	49,188
Employee benefit plans settlement expenses	385	25,247	—
Interest expense	15,979	14,262	6,212
Other expense (income), net	2,166	(1,257)	(289)
(Loss) income before income taxes	(80,595)	(77,077)	43,265
Income tax (benefit) expense	(6,833)	(6,416)	8,453
Income from equity method investment	(37)	(148)	(132)
Net (loss) income	$(73,725)	$(70,513)	$34,944
(Loss) earnings per common share:
Basic	$(4.24)	$(4.08)	$2.03
Diluted	$(4.24)	$(4.08)	$2.02
Weighted average common shares outstanding	17,379	17,271	17,204
Weighted average common shares and equivalents outstanding	17,379	17,271	17,330

See accompanying notes to consolidated financial statements.

LYDALL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
In thousands

	For the Year Ended December 31,
	2020	2019	2018

Net (loss) income	$(73,725)	$(70,513)	$34,944
Other comprehensive income (loss), net of tax:
Pension liability adjustment, net of taxes of $781, $11,605, and $1,285, respectively	(2,528)	19,173	(4,204)
Foreign currency translation adjustments	14,508	436	(16,237)
Unrealized (loss) on hedging activities, net of taxes of $1,304, $891, and $620, respectively	(4,343)	(2,903)	(2,096)
Other comprehensive income (loss)	7,637	16,706	(22,537)
Total comprehensive (loss) income	$(66,088)	$(53,807)	$12,407

See accompanying notes to consolidated financial statements.

LYDALL, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
In thousands, except per share amounts

	December 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$102,176	$51,331
Accounts receivable, net of allowance for doubtful receivables of $2,402 and $1,842, respectively	116,947	107,786
Contract assets	32,403	28,245
Inventories	78,996	80,544
Taxes receivable	6,652	3,427
Prepaid expenses and other current assets	12,218	12,264
Total current assets	349,392	283,597
Property, plant and equipment, net	214,513	221,642
Operating lease right-of-use assets	22,243	23,116
Goodwill	87,595	133,912
Other intangible assets, net	95,121	115,577
Deferred income tax assets	1,260	1,933
Other assets, net	5,338	6,160
Total assets	$775,462	$785,937
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$9,789	$9,928
Accounts payable	101,905	73,426
Accrued payroll and other compensation	24,589	17,198
Accrued taxes	8,214	5,638
Derivative liabilities	11,996	6,355
Restructuring liabilities	9,431	108
Other accrued liabilities	21,705	17,205
Total current liabilities	187,629	129,858
Long-term debt, excluding current portion, net of debt issuance costs	260,649	262,713
Long-term lease liability	17,947	18,424
Deferred income tax liabilities	27,174	34,561
Benefit plan liabilities	21,691	18,957
Other long-term liabilities	2,676	3,004
Commitments and Contingencies (Note 17)
Stockholders’ equity:
Preferred stock, $0.01 per share par value, 500 shares authorized; none issued or outstanding) (Note 11)	—	—
Common stock, $0.01 per share par value, 30,000 shares authorized; 25,555 and 25,328 shares issued, respectively) (Note 11)	256	253
Capital in excess of par value	99,770	94,140
Retained earnings	266,904	340,629
Accumulated other comprehensive loss	(18,342)	(25,979)
Less treasury stock, 7,717 and 7,705 shares of common stock, respectively, at cost	(90,892)	(90,623)
Total stockholders’ equity	257,696	318,420
Total liabilities and stockholders’ equity	$775,462	$785,937

See accompanying notes to consolidated financial statements.

LYDALL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands

	For the Year Ended December 31,
	2020	2019	2018
Cash flows from operating activities:
Net (loss) income	$(73,725)	$(70,513)	$34,944
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Gain on divestiture	—	(1,459)	—
Depreciation and amortization	54,987	49,000	33,162
Impairment of goodwill and long-lived assets	61,109	64,206	—
Deferred income taxes	(4,368)	(14,585)	636
Employee benefit plans settlement expenses	385	25,247	—
Stock-based compensation	3,456	2,829	2,081
Inventory step-up amortization	—	—	1,975
Loss (gain) on disposition of property, plant and equipment	237	(17)	230
Income from equity method investment	(37)	(148)	(132)
Changes in operating assets and liabilities:
Accounts receivable	(11,651)	37,470	(7,127)
Contract assets	(3,555)	(5,514)	(3,828)
Inventories	3,946	2,619	(6,001)
Income taxes receivable	(3,076)	(876)	3,151
Prepaid expenses and other assets	199	2,031	(542)
Accounts payable	26,161	(393)	(5,055)
Restructuring liabilities	9,323	(39)	(186)
Accrued payroll and other compensation	6,538	4,597	(2,352)
Deferred revenue	1,355	(4,267)	3,801
Accrued taxes payable	2,334	2,500	535
Benefit plan liabilities	(1,852)	(4,288)	(7,658)
Other, net	2,401	(1,538)	(2,895)
Net cash provided by operating activities	74,167	86,862	44,739
Cash flows from investing activities:
Capital expenditures	(33,449)	(35,850)	(31,291)
Proceeds from the sale of property, plant and equipment	46	298	298
Proceeds from divestitures	—	2,298	—
Collections of finance receivables	5,770	—	—
Business acquisitions, net of cash acquired	—	869	(269,972)
Net cash used for investing activities	(27,633)	(32,385)	(300,965)
Cash flows from financing activities:
Proceeds from borrowings	20,000	—	338,000
Debt repayments	(22,000)	(52,233)	(89,862)
Debt issuance costs	—	—	(538)
Common stock issued	2,174	448	850
Common stock repurchased	(269)	(142)	(974)
Net cash (used for) provided by financing activities	(95)	(51,927)	247,476
Effect of exchange rate changes on cash	4,406	(456)	(1,888)
Increase (decrease) in cash and cash equivalents	50,845	2,094	(10,638)
Cash and cash equivalents at beginning of period	51,331	49,237	59,875
Cash and cash equivalents at end of period	$102,176	$51,331	$49,237
Supplemental Schedule for Cash Flow Information
Cash paid during the year for:
Interest	$14,890	$14,064	$5,960
Income taxes, net	$3,031	$5,863	$4,606
See accompanying notes to consolidated financial statements.

LYDALL, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
In thousands

	Common Stock		Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Treasury Stock		Total Stockholders' Equity
	Shares	$				Shares	$
Balance at December 31, 2017	25,018	$250	$88,006	$374,783	$(20,148)	7,675	$(89,495)	$353,396
Net income				34,944				34,944
Other comprehensive loss, net of tax					(22,537)			(22,537)
Stock repurchased						23	(974)	(974)
Stock issued under employee plans	225	3	852					855
Stock-based compensation expense			1,619					1,619
Stock issued to directors	11		374					374
Adoption of ASC 606				1,598				1,598
Balance at December 31, 2018	25,254	$253	$90,851	$411,325	$(42,685)	7,698	$(90,469)	$369,275
Net loss				(70,513)				(70,513)
Other comprehensive income, net of tax					16,706			16,706
Stock repurchased						7	(154)	(154)
Stock issued under employee plans	46		448					448
Stock-based compensation expense			2,229					2,229
Stock issued to directors	28		612					612
Adoption of ASC 606 (1)				(183)				(183)
Balance at December 31, 2019	25,328	$253	$94,140	$340,629	$(25,979)	7,705	$(90,623)	$318,420
Net loss				(73,725)				(73,725)
Other comprehensive income, net of tax					7,637			7,637
Stock repurchased						12	(269)	(269)
Stock issued under employee plans	164	2	2,142					2,144
Stock-based compensation expense			2,785					2,785
Stock issued to directors	63	1	703					704
Balance at December 31, 2020	25,555	$256	$99,770	$266,904	$(18,342)	7,717	$(90,892)	$257,696

(1) During the three-month period ended March 31, 2019, the Company recorded an adjustment reducing retained earnings and contract assets by $0.2 million to correct an error in the adoption of ASC 606.

See accompanying notes to consolidated financial statements.

LYDALL, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SIGNIFICANT ACCOUNTING POLICIES

Business — Lydall, Inc. and its subsidiaries (collectively, “Lydall”, "the Company”, “we” and “our”) design, manufacture, and market specialty filtration and advanced materials solutions that contribute to a cleaner, quieter, and safer world. The Company operates in a variety of attractive end markets supported by global megatrends such as the demand for indoor air quality and lower emissions, near sourcing of supply chains, and vehicle electrification redefining safety and sound. Lydall solves our customers' problems culminating in demanding applications, including: high performance air and liquid specialty filtration, molecular filtration, engineered fiber based sealing solutions, specialty insulation including high temperature and ultra-low temperature (cryogenic) insulation, needle punch nonwoven materials for industrial, geosynthetic, medical and other specialty applications; and thermal management and acoustical products and solutions to assist in the reduction of noise, vibration, and harshness. The Company conducts its business through three reportable segments: Performance Materials, Technical Nonwovens, and Thermal Acoustical Solutions.

Principles of consolidation — The accompanying Consolidated Financial Statements include the accounts of the Company and its wholly owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. Certain amounts in prior year Consolidated Financial Statements and the accompanying Notes have been reclassed to conform to current year presentation.

Estimates and assumptions — The preparation of the Company’s Consolidated Financial Statements in conformity with accounting principles generally accepted in the U.S. (“U.S. GAAP”) requires management to make estimates and assumptions that affect the amounts reported in the Consolidated Financial Statements and accompanying Notes. Significant items subject to such estimates and assumptions include the carrying amount of property, plant and equipment; goodwill and other intangible assets; valuation allowances for receivables, inventories and income taxes; valuation of equity compensation; obligations related to employer sponsored benefit plans; and estimates for environmental and other contingent liabilities. Actual results could differ materially from those estimates.

Additional cash flow information — Non-cash investing activities include non-cash capital expenditures of $5.4 million, $5.5 million, and $4.9 million that were included in accounts payable at December 31, 2020, 2019 and 2018 respectively.

Cash and cash equivalents — Cash and cash equivalents include cash on hand and demand deposits.

Concentrations of credit risk — Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, trade accounts receivable and contract assets. The Company deposits its cash and cash equivalents in high-quality financial institutions. As these deposits are generally redeemable upon demand and are held by high quality, reputable institutions, we consider them to bear minimal credit risk.

The Company believes its concentrations of credit risk with respect to trade accounts receivable and contract assets is mitigated by the Company’s ongoing credit evaluation of customers’ creditworthiness and generally does not require collateral. The Company establishes the allowance for doubtful accounts based upon factors surrounding the credit risk of specific customers, historical losses, current economic conditions, geographic considerations, and other information.

We work towards diversifying our customer base to mitigate the concentration of credit risk. At December 31, 2020 and December 31, 2019, no customer accounted for more than 10.0% of total accounts receivable. Foreign sales, including U.S. and non-U.S. customers, and US export sales totaled 55.3% of the Company’s net sales in 2020, 53.1% in 2019, and 53.5% in 2018. Export sales primarily to Canada, Mexico, Asia and Europe were $80.2 million, $86.3 million, and $56.8 million in 2020, 2019, and 2018, respectively. Sales to the automotive market, included in the Thermal Acoustical Solutions segment and, to a lesser extent, the Performance Materials segment, were 38.5% of the Company’s net sales in 2020, 42.9% in 2019, and 46.3% in 2018. No customer accounted for more than 10.0% of total net sales in 2020. During 2019, and 2018, sales to Ford Motor Company were $99.1 million, and $116.1 million, respectively, and accounted for 11.8%, and 14.8% of Lydall’s consolidated net sales in the years ended December 31, 2019 and 2018, respectively. These sales were reported in the Thermal Acoustical Solutions segment.

Contingencies and environmental obligations — The Company makes judgments and estimates in accordance with U.S. GAAP when it establishes reserves for legal proceedings, claims, investigations, environmental obligations and other contingent matters. Provisions for such matters are charged against income when it is probable that a liability has been incurred and reasonable estimates of the liability can be made. Estimates of environmental liabilities are based on a variety of matters, including, but not limited to, the stage of investigation, the stage of the remedial design, evaluation of existing remediation technologies, and presently enacted laws and regulations. The amount and timing of all future expenses related to legal proceedings, claims, investigations, environmental obligations, and other contingent matters may vary significantly from estimates. See Note 17, "Commitments and Contingencies", in these Notes to the Consolidated Financial Statements for additional details regarding the Company's contingencies and environmental obligations.

Contract assets — The Company's contract assets include unbilled amounts typically resulting from sales from contracts when the over-time method of revenue recognition is applied and revenue recognized exceeds the amount billed to the customer, and the right to payment is not just subject to the passage of time. Amounts do not exceed their net realizable value. Contract assets are generally classified as current as such amounts are billable and collectible within twelve months.

Contract liabilities — The Company's contract liabilities consist of advance payments and billings in excess of revenue recognized and deferred revenue. Advance payments and billings in excess of revenue recognized are classified as current or noncurrent based on the timing of when recognition of revenue is expected.

Cost of sales — Cost of sales includes costs of products and services sold (i.e., purchased product, raw material, direct labor, engineering labor, outbound freight charges, warehousing costs, depreciation and amortization, indirect costs and overhead charges).

Derivative instruments — The Company is exposed to certain risks relating to its ongoing business operations, including market risks relating to fluctuations in foreign currency rates and interest rates. From time to time, the Company will enter into foreign currency derivative transactions and interest rate swap derivative instruments to manage such market risks. Derivative instruments are measured at fair value and recognized as either assets or liabilities on the Consolidated Balance Sheets depending upon maturity and commitment. Short-term assets are recognized in prepaid expenses and other current assets while long-term assets are recognized in other assets, net. Short-term liabilities are recognized in derivative liability or other accrued liabilities and long-term liabilities are recognized in other long-term liabilities. The changes in fair values of derivatives are recorded each period in earnings or accumulated other comprehensive income, depending on whether a derivative is effective as part of the hedged transaction. Gains and losses on derivative instruments reported in accumulated other comprehensive income are subsequently included in earnings in the periods in which earnings are affected by the hedged item. The Company selectively uses financial instruments to manage market risk associated with exposure to fluctuations in interest rates and foreign currency rates. These financial exposures are monitored and managed by the Company as an integral part of its risk management program. The Company does not engage in derivative instruments for speculative or trading purposes. See Note 8, "Derivatives", in these Notes to the Consolidated Financial Statements for additional information.

Earnings per share — Basic earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period. Diluted earnings per common share are equal to net income divided by the weighted average number of common shares outstanding during the period, including the effect of stock options and stock awards, if such effect is dilutive.

Employer sponsored benefit plans — The Company accounts for its employer sponsored benefit pension plan by recognizing the overfunded or underfunded status of the plan, calculated as the difference between the plan assets and the projected benefit obligation, as an asset or liability on the Consolidated Balance Sheets, with changes in the funded status recognized in comprehensive income in the year in which they occur.

Expenses and liabilities associated with the plan are determined based on actuarial valuations using key assumptions related to discount rates, mortality rates, and expected return on plan assets. Essential to the actuarial valuations, are a variety of assumptions including expected return on plan assets and discount rate. The Company regularly reviews the assumptions, which are updated at the measurement date, December 31st. The impact of differences between actual results and the assumptions are accumulated and generally amortized over future periods, which will affect expense recognized in future periods. The service cost component of net benefit cost is recorded in cost of sales and selling, product development, and administrative expenses separately from the other components of net benefit cost, which are recorded to non-service pension and postretirement benefit income and included in other expense (income), net on the Consolidated Statements of Operations. For additional information, see Note 12, "Employer Sponsored Benefit Plans", in these Notes to the Consolidated Financial Statements.

Equity compensation — The Company records compensation expense for awards of equity instruments, which include incentive and non-qualified stock options and time and performance-restricted shares, under the fair value method of accounting based on the assessment of the grant date fair value of the awards. The Company recognizes expense on a straight-line basis over the vesting period for awards that have cliff vesting, and on a graded vesting basis for time-based restricted awards that have graded vesting. The amount of expense recognized is always at least equal to the fair value of the vested portion of the award. Forfeitures are recorded as they occur.

The Company estimates the fair value of incentive and non-qualified options based on the Black-Scholes option-pricing model. Expected volatility and expected term are based on historical information, risk-free interest rate is based on U.S. Government bond rates, and dividend yield is based on historical trend and future plans. The calculation assumes that future volatility and expected term are not likely to materially differ from the Company’s historical stock price volatility and historical exercise data, respectively.

The Company estimates the fair value of time-based restricted awards, and performance-restricted awards with performance conditions, based on the market value of the stock on the grant date. The Company estimates the fair value of performance-restricted awards containing a market condition using a Monte Carlo simulation model on the date of grant. As with options, expected volatility and expected term are based on historical information, risk-free interest rate is based on U.S. Government bond rates, and dividend yield is based on historical trend and future plans. The market condition for certain performance-restricted awards requires achievement of Total Shareholder Return (rTSR) targets relative to that of the S&P 600 Industrials Index over a three-year performance period. Compensation expense for performance-restricted awards with a performance target is also impacted by the probability of achieving the performance targets.

Goodwill and other intangible assets — Goodwill represents the excess of the aggregate purchase price over the fair value of the net assets acquired in a purchase business combination. Goodwill and other intangible assets with indefinite lives are not amortized but are subject to annual impairment tests. Under Accounting Standards Codification ("ASC") 350, “Intangibles – Goodwill and Other,” (“ASC 350”), the Company has the option to first assess qualitative factors such as considering capital markets environment, economic conditions, industry trends, results of operations, and other factors. If the results of the qualitative test indicate a potential for impairment, a quantitative test is performed. The quantitative test compares the estimated fair value of each reporting unit to its carrying value. To determine the fair value of the reporting unit, the Company uses a combination of two approaches: the income approach and a market approach (also known as the Guideline Public Company method), both of which are weighted equally. Under the income approach, the Company calculates fair value by taking the cash flows that are based on internal projections and other assumptions deemed reasonable by management and discounts them using an estimated weighted average cost of capital. Under the market approach, fair value is estimated using published market multiples for comparable companies. If the carrying value exceeds the fair value under the quantitative approach, the Company will record an impairment charge for the excess of the carrying value over the respective fair value. In performing impairment tests, the Company considers discounted cash flows and other market factors as best evidence of fair value. There are inherent uncertainties and management judgment is required in these analyses.

During the three-month period ended March 31, 2020, the COVID-19 pandemic was considered a triggering event for possible impairment of goodwill. The Company performed an interim quantitative test of goodwill for its Performance Materials and Technical Nonwovens segments. Based on the results, the Company recorded a goodwill impairment charge of $48.7 million for the Performance Materials segment. See Note 6, "Goodwill and Other Intangible Assets" in these Notes to the Consolidated Financial Statements for additional information.

Income taxes — The provision for income taxes is based upon income reported in the accompanying Consolidated Financial Statements. Deferred income taxes reflect the impact of temporary differences between the amounts of income and expense recognized for financial reporting purposes and such amounts recognized for tax purposes. In the event the Company was to determine that it would not be able to realize all or a portion of its deferred tax assets in the future, the Company would record a valuation allowance through a charge against income in the period that such determination was made. Conversely, if the Company was to determine that it would be able to realize its deferred tax assets in the future in excess of the net carrying amounts, the Company would decrease the recorded valuation allowance and record an increase to income in the period that such determination was made.

The Company records a benefit for uncertain tax positions in the financial statements only when it determines it is more likely than not that such a position will be sustained upon examination by taxing authorities based on the technical merits of the position. Unrecognized tax benefits represent the difference between the position taken in the tax return and the benefit reflected in the financial statements.

Inventories — Inventories are valued at lower of cost or net realizable value. Cost is generally determined using first-in, first-out (“FIFO”) or average cost methods of accounting. The Company’s inventory is composed of the following types of inventory: raw material, work in process and finished goods. Raw materials include certain general stock materials and purchased parts and components to be used in the manufacturing process. Work in process and finished goods are valued at production cost represented by raw material, labor, and indirect overhead. Inventory is periodically reviewed and impairment, if any, is recognized when the expected net realizable value is less than the carrying value. The Company also maintains inventory reserves for estimated excess and obsolete inventory.

Leases — The Company determines if an arrangement is a lease, or contains a lease, at the inception of the arrangement and evaluates whether the lease is an operating lease or a finance lease as of the commencement date. The Company recognizes right-of-use (“ROU”) assets and lease liabilities for operating and finance leases with terms greater than 12 months. ROU assets represent the Company’s right to use an asset for the lease term, while lease liabilities represent the obligation to make lease payments. Operating and finance lease ROU assets and lease liabilities are recognized based on the present value of lease payments over the lease term at the lease commencement date. The Company uses the implicit interest rate or, if not readily determinable, our incremental borrowing rate as of the lease commencement date to determine the present value of lease payments. The incremental borrowing rate is based on our borrowing rate over a similar period to the lease term. Operating and finance lease ROU assets are recognized net of any lease prepayments and incentives. Lease terms include options to extend or terminate the lease when it is reasonably certain that the Company will exercise that option. Operating lease expense is recognized on a straight-line basis over the lease term. Finance lease expense is recognized based on the effective-interest method over the lease term.

Pre-production design and development costs — The Company enters into contractual agreements with certain customers to design and develop molds, dies, and tools (collectively, “tooling”). All such tooling contracts relate to parts that the Company will supply to customers under long-term supply agreements. Tooling costs are accumulated in work in process inventory and are charged to operations as the related revenue from the tooling is recognized. The Company’s revenue recognition policies require the Company to make significant judgments and estimates regarding timing of recognition based on timing of the transfer of control to the customer. The Company analyzes several factors, including but not limited to, the nature of the products being sold and the contractual terms and conditions in contracts with customers to help the Company make such judgments about revenue recognition. For tooling revenue recognized over time, the Company's significant judgments include, but are not limited to, estimated costs to completion, costs incurred to date, and assessments of risks related to changes in estimates of revenues and costs. The Company's management must make assumptions regarding the work required to fulfill the performance obligations, which is dependent upon the execution by the Company's subcontractors, among other variables and contract requirements.

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

The following tooling related assets were included in the respective lines of the Consolidated Balance Sheets:

	At December 31,
In thousands	2020	2019
Inventories	$2,769	$1,777
Prepaid expenses and other current assets	711	530
Other assets, net	1,952	1,757
Total tooling related assets	$5,432	$4,064

Amounts included in “Prepaid expenses and other current assets” include the short-term portion of receivables due under contractually guaranteed reimbursement arrangements. Company owned tooling is recorded in “Property, plant and equipment, net” at December 31, 2020 and December 31, 2019.

Property, plant and equipment — Property, plant and equipment are recorded at cost. Depreciation is computed primarily on a straight-line basis over the estimated useful lives of the assets. The cost and accumulated depreciation amounts applicable to assets sold or otherwise disposed of are removed from the asset and accumulated depreciation accounts and any net gain or loss is credited to or charged against income. Expenses for maintenance and repairs are expensed as incurred.

During 2020, the Company approved capital investments totaling approximately $38.0 million for the production of fine fiber meltblown filtration media used in N95 respirator and surgical and medical masks in its Performance Materials segment's Rochester, New Hampshire and Saint-Rivalain, France facilities. The Company entered into an agreement with the U.S. Government that provides $13.5 million in funding towards the Rochester, New Hampshire investment. The Company also entered into an agreement with the French Government that provides up to 30% of the Saint-Rivalain, France investment to be funded by a grant from the French Government. The funding provided by both the U.S. and French governments are accounted for as a reduction to property, plant and equipment.

Revenue recognition — Under ASC 606, "Revenue from Contracts with Customers", ("ASC 606"), the amount of revenue recognized for any goods or services reflects the consideration that the Company expects to be entitled to receive in exchange for those goods or services. To achieve this core principle, the Company applies the following five step approach: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to performance obligations in the contract; and (5) recognize revenue when or as a performance obligation is satisfied.

A contract is accounted for when there has been approval and commitment from both parties, the rights of the parties are identified, payment terms are identified, the contract has commercial substance, and collectability of consideration is probable. Performance obligations under a contract are identified based on the goods or services that will be transferred to the customer that are both capable of being distinct and are distinct in the context of the contract. The transaction price is determined based on the consideration that the Company will be entitled to in exchange for transferring goods or services to the customer. To the extent the transaction price includes variable consideration, the Company estimates the amount of variable consideration that should be included in the transaction price, generally utilizing the most likely amount method. Performance obligations are satisfied either over time or at a point in time as discussed in further detail below. In addition, the Company's contracts with customers generally do not include significant financing components or non-cash consideration.

The Company's revenues are generated from the design and manufacture of specialty engineered filtration media, industrial thermal insulating solutions, automotive thermal and acoustical barriers for filtration/separation and thermal/acoustical applications. The Company’s revenue recognition policies require the Company to make certain judgments and estimates. The Company analyzes several factors, including, but not limited to, the nature of the products being sold and contractual terms and conditions in contracts with customers to help the Company make such judgments about revenue recognition. In applying the Company’s revenue recognition policy, determinations must be made as to when control of products passes to the Company’s customers which can be either at a point in time or over time depending on when control of the Company’s products transfers to its customers. Revenue is generally recognized at a point in time when control passes to customers upon shipment of the Company’s products and revenue is generally recognized over time when control of the Company’s products transfers to customers during the manufacturing process. The Company’s standard sales and shipping terms are FOB shipping point and, therefore, most point in time revenue is recognized upon shipment. The Company, however, conducts business with certain customers on FOB destination terms and in these instances point in time revenue is recognized upon receipt by the customer. In circumstances when control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. Changes in estimates for revenue recognized over time are recorded by the Company in the period they become known. Changes are recognized on a cumulative catch-up basis in net sales, costs of sales, and operating income. The cumulative catch up adjustment recognizes in the current period the cumulative effect of changes in estimates on current and prior periods. Due to the nature of the work required to be performed on many of the Company’s performance obligations, the process of estimating total revenue and cost at completion is complex, subject to many variables, and requires significant judgment. See Note 2, "Revenue from Contracts with Customers", in these Notes to the Consolidated Financial Statements for more information.

Sales returns and allowances are recorded as identified or communicated by the customer and internally approved. The Company does not provide customers with general rights of return for products sold; however, in limited circumstances, the Company will allow sales returns and allowances from customers if the products sold do not conform to specifications.

The Company's accounting policy is to record shipping and handling activities occurring after control has passed to the customer as a fulfillment cost rather than as a distinct performance obligation. Shipping and handling expenses consist primarily of costs incurred to deliver products to customers and internal costs related to preparing products for shipment and are recorded as a cost of sales. Amounts billed to customers as shipping and handling are classified as revenue when the services are performed.

Selling, product development and administrative expenses — Selling expenses primarily consist of advertising, promotion, employee payroll and corresponding benefits and commissions paid to sales and marketing personnel. Development costs are primarily composed of research and development personnel salaries, prototype material costs and testing and trials of new products. Research and development costs are expensed as incurred and amounted to $10.3 million in 2020, $11.2 million in 2019, and $10.6 million in 2018. Administrative expenses primarily consist of employee payroll including executive, administrative and financial personnel and corresponding benefits, incentive compensation, consulting expenses, professional fees (accounting and legal costs are expensed as incurred), depreciation and amortization costs and other general and administrative types of expenses.

Transfers of financial assets — The Company accounts for transfers of financial assets as sold when it has surrendered control over the related assets. Whether control has been relinquished requires, among other things, an evaluation of relevant legal considerations and an assessment of the nature and extent of the Company's continuing involvement with the assets transferred. Gains or losses and any expenditures stemming from the transfers are included in "Other (Income) Expense, net" in the Consolidated Statements of Operations. Assets obtained and liabilities incurred in connection with transfers reported as sold are initially recognized in the Consolidated Balance Sheets at fair value.

Beginning in December 2019, the Company maintains two arrangements with a banking institution to sell trade accounts receivable balances for select customers. Under the programs, the Company has no risk of loss due to credit default and is charged a fee based on the nominal value of receivables sold and the time between the sale of the trade accounts receivables to banking institutions and collection from the customer. Under one of the programs, the Company services the trade receivables after the sale to the bank and receives 90.0% of the trade receivables in cash at the time of sale and the remaining 10.0% in cash, net of fees, when the customer pays. Total trade accounts receivable balances sold under both arrangements were $77.4 million and $16.0 million during 2020 and 2019, respectively. Total cash received was $71.1 million and $14.9 million in 2020 and 2019, respectively. Total fees incurred were $0.4 million and $0.1 million in 2020 and 2019, respectively.

The Company's Amended Credit Agreement allows the Company to sell trade accounts receivable to approved third parties in connection with Receivable Purchases Agreements, or similar agreements. At any given time, outstanding trade accounts receivables balances sold cannot exceed $10.0 million for a certain approved customer and $50.0 million in aggregate for any other approved group of customers.

Translation of foreign currencies — Assets and liabilities of foreign subsidiaries are translated at exchange rates prevailing as of the balance sheet date. Revenues and expenses are translated at average exchange rates prevailing during the period. Any resulting translation gains or losses are reported in other comprehensive income (loss).

Valuation of long-lived assets — The Company evaluates the recoverability of long-lived assets, such as property, plant and equipment and purchased intangible assets subject to amortization, whenever events or changes in circumstances indicate that carrying amounts may not be recoverable. If circumstances require a long-lived asset be tested for possible impairment, the Company evaluates whether the carrying value of such assets will be recovered through undiscounted expected future cash flows and/or a market approach by which fair value is determined based on an independent appraisal of the long-lived assets. If the fair value is less than the carrying value, the Company will recognize an impairment loss based on the excess of the carrying amount over the fair value of the assets.

During the three-month period ended March 31, 2020, the COVID-19 pandemic was a triggering event that required the Company to perform an impairment assessment of long-lived assets for certain operations in its Performance Materials and Thermal Acoustical Solutions segments. As a result of the COVID-19 pandemic and the Company's action plan to address the risks associated with it, the Company accelerated certain strategic actions. One such action was a review of an underperforming European facility within the Performance Materials segment. As a result of a strategic shift regarding this facility, the Company performed an impairment assessment of the long-lived assets of the facility. Based on the results, the Company recorded a long-lived impairment charge of $12.4 million. See Note 6, "Goodwill and Other Intangible Assets," in these Notes to the Consolidated Financial Statements for additional information.

Recent Accounting Standards

Recent Accounting Standards Adopted

Effective January 1, 2020, the Company adopted the Financial Accounting Standards Board ("FASB") Accounting Standards Update ("ASU") 2016-13, "Financial Instruments - Credit Losses (Topic 326)." The new standard amends guidance on reporting credit losses for assets held at amortized cost basis. The Company has determined the only financial assets subject to the new standard are its trade receivables and contract assets. The adoption of this ASU did not have any impact on the Company’s Consolidated Financial Statements and accompanying disclosures.

Effective January 1, 2020, the Company adopted the FASB issued ASU 2018-13, "Fair Value Measurement (Topic 820): Disclosure Framework-Changes to the Disclosure Requirements for Fair Value Measurement," which adds, amends, and removes certain disclosure requirements related to fair value measurements.  Among other changes, this standard requires certain additional disclosure surrounding Level 3 assets, including changes in unrealized gains or losses in other comprehensive income and certain inputs in those measurements.  See Note 6, “Goodwill and Other Intangible Assets”, in these Notes to the Consolidated Financial Statements for discussion of the inputs used in the quantitative impairment assessments for the three-month period ended March 31, 2020.

Effective January 1, 2020, the Company adopted FASB issued ASU 2018-15, "Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40); Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract."  The amendments in this update require implementation costs incurred by customers in cloud computing arrangements (i.e., hosting arrangements) to be capitalized under the same premises of authoritative guidance for internal-use software, and deferred over the noncancellable term of the cloud computing arrangement plus any option renewal periods that are reasonably certain to be exercised by the customer or for which the exercise is controlled by the service provider.  The adoption of this ASU did not have a material impact on the Company’s Consolidated Financial Statements and accompanying disclosures.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848); Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments in this update are elective and provide optional expedients and exceptions in accounting for contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The guidance in this update is effective for transactions entered into between March 12, 2020 and December 31, 2022. The Company adopted this ASU upon issuance and notes no impact to the Company's Consolidated Financial Statements and accompanying disclosures as of December 31, 2020.

In August 2018, the FASB issued ASU No. 2018-14, "Compensation - Retirement Benefits - Defined Benefit Plans - General (Subtopic 715-20): Disclosure Framework - Changes to the Disclosure Requirements for Defined Benefit Plans." This ASU requires entities to disclose the weighted-average interest crediting rates for cash balance plans and other plans with promised interest crediting rates. This ASU also requires entities to disclose an explanation for significant gains and losses related to changes in the benefit obligation for the period. This ASU is effective for fiscal years beginning after December 15, 2020 with early adoption permitted. The Company opted to early-adopt the provisions of this ASU effective for the year ended December 31, 2020. The adoption of the standard did not have a material impact on the Company's Consolidated Financial Statements. See Note 12, "Employer Sponsored Benefit Plans" in these Notes to the Consolidated Financial Statements.

Recent Accounting Standards Yet to be Adopted

In October 2020, the FASB issued ASU 2020-10, "Codification Improvements." The amendments in this update are intended to clarify the location of certain disclosure guidance within the ASC, as well as clarify certain guidance in cases where the original guidance may have been unclear. These amendments do not change U.S. GAAP. This ASU is effective for fiscal years and interim periods beginning after December 15, 2020. The Company does not expect the adoption of this update to have a material impact on its Consolidated Financial Statements and accompanying disclosures.

In August 2020, the FASB issued ASU 2020-06, "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)." The amendments in this update are intended to simplify the accounting for convertible debt instruments and convertible preferred stock. This ASU is effective for fiscal years and interim periods beginning after December 15, 2021 with early adoption permitted. The Company does not expect the adoption of this update to have any impact on its Consolidated Financial Statements and accompanying disclosures.

In January 2020, the FASB issued ASU 2020-01, "Investments—Equity Securities (Topic 321), Investments—Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)." The amendments in this update are intended to reduce diversity in practice and increase comparability of the accounting for interaction of equity securities, investments accounted for under the equity method of accounting, and the accounting for certain forward contracts and purchased options accounted for under Topic 815. This ASU is effective for fiscal years and interim periods beginning after December 15, 2020 with early adoption permitted. The Company does not expect the adoption of this update to have a material impact on its Consolidated Financial Statements and accompanying disclosures.

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". The new standard is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in Topic 740, and by clarifying and amending existing guidance in other areas of the same topic. This ASU is effective for fiscal years and interim periods beginning after December 15, 2020 with early adoption permitted. The Company does not expect the adoption of this update to have a material impact on its Consolidated Financial statements and accompanying disclosures.

2. REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts from Customers. During 2018, the Company adopted ASU 2014-09, Revenue from Contracts with Customers, on a modified retrospective basis, which provided for comprehensive changes in revenue recognition and superseded nearly all existing U.S. GAAP.

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

The transaction price in the contract is determined based on the consideration to which the Company will be entitled in exchange for transferring products to the customer, excluding amounts collected on behalf of third parties (for example, sales taxes). The transaction price is typically included on the purchase order or included in a negotiated agreement. Certain contracts may include variable consideration in the transaction price, such as rebates, pricing discounts, price concessions, sales incentives, index pricing or other provisions that can decrease the transaction price. Estimates of variable consideration and determination of whether to include estimated amounts in the transaction price are based on reasonably available information, such as historical customer information, current and/or forecast information and/or other relevant data. In certain circumstances where a particular outcome is probable, the Company utilizes the most likely amount to which the Company expects to be entitled. The Company accounts for consideration payable to a customer as a reduction of the transaction price thereby reducing the amount of revenue recognized. Consideration payable to a customer includes cash amounts that the Company pays, or expects to pay, to a customer based on certain contract requirements.

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

For tooling revenue recognized over time, the Company makes judgments which include, but are not limited to, estimated costs to completion, costs incurred to date, and assessment of risks related to changes in estimates of revenues and costs. In doing so, management must make assumptions regarding the work required to fulfill the performance obligations, which is dependent upon the execution by the Company's subcontractors, among other variables and contract requirements.

Changes in estimates for revenue recognized over time are recorded by the Company in the period they become known. Changes are recognized on a cumulative catch-up basis in net sales, costs of sales, and operating income. The cumulative catch up adjustment recognizes in the current period the cumulative effect of changes in estimates on current and prior periods.

The following is a description of products and performance obligations for each of the Company's reportable segments, from which the Company generates its revenue. For more detailed information about reportable segments, see Note 15, "Segment Information", in these Notes to the Consolidated Financial Statements.

Performance Materials

Products for the Performance Materials segment include filtration media solutions primarily for air, fluid power, life science and industrial applications, gasket and sealing solutions, thermal insulation, energy storage, and other engineered products. These contracts typically have distinct performance obligations, which is the promise to transfer the media solutions to the Company’s customers.
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

Technical Nonwovens

The Technical Nonwovens segment produces needle punch nonwoven solutions including industrial filtration and advanced materials products. Industrial filtration products include nonwoven rolled-good felt media and filter bags used primarily in industrial air and liquid filtration applications. Advanced materials products include nonwoven rolled good media used in commercial applications and predominantly serves the geosynthetic, automotive, industrial, medical, and safety apparel markets. The automotive media is provided to Tier 1 and Tier 2 suppliers as well as the Company’s Thermal Acoustical Solutions segment. These contracts typically have distinct performance obligations, which is the promise to transfer the industrial filtration or advanced materials products to the Company’s customers.

The Company recognizes revenue at a point in time or over time, based upon when control transfers to the customer. If revenue is recognized at a point in time, the performance obligation is typically satisfied upon shipment and in accordance with shipping terms. In circumstances when control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation. For filter bag sales, the Company may enter into warranty agreements that are implied or sold with the product to provide assurance that a product will function as expected and in accordance with certain specifications. This type of warranty is not a separate performance obligation.

Customer payment terms are negotiated on a contract-by-contract basis and typically range from 30 to 90 days.

Thermal Acoustical Solutions

Products for the Thermal Acoustical Solutions segment are composed of parts and tooling product types. The parts products include a full range of innovative engineered products to assist in noise and heat abatement within the transportation and industrial sectors. Part products include thermally shield sensitive components that protect from high heat, improve exhaust gas treatment, lower harmful emissions and assist in the reduction of noise vibration and harshness. Generally, products are sold to original equipment manufacturers and Tier 1 suppliers. The Company also enters into contractual agreements with certain customers within the automotive industry, to design and develop molds, dies and tools, which the Company refers to as tooling product.

For part type products, customer contracts typically have distinct performance obligations, which is the promise to transfer manufactured parts to these customers. The Company recognizes parts revenue at a point in time or over time, based upon when control transfers to the customer. If revenue is recognized at a point in time, the performance obligation is typically satisfied upon shipment and in accordance with shipping terms. In circumstances when control transfers over time, revenue is recognized based on the extent of progress towards completion of the performance obligation.

For tooling type products, customer contracts typically have distinct performance obligations and are generally completed within one year. The Company periodically enters into multiple contracts with a customer at or near the same time which may be combined for purposes of determining the appropriate transaction price. The Company allocates the transaction price to each performance obligation in the contract based on a relative stand-alone selling price using costs incurred plus an expected margin. The corresponding revenues are recognized over time as the related performance obligations are satisfied.

Customer payment terms for part type products are negotiated on a contract-by-contract basis and typically range from 30 to 90 days. Customer payment terms for tooling type products typically range from 30 to 90 days after title transfers to the customer. Occasionally customers make progress payments as the tool is constructed.

Contract Assets and Contract Liabilities

Contract assets consists of unbilled amounts typically resulting from sales under contracts when the over-time method of revenue recognition is utilized, and revenue recognized exceeds the amount billed to the customer. These unbilled accounts receivable in contract assets are transferred to accounts receivable upon invoicing, generally when the right to payment becomes unconditional, in which case payment is due based only upon the passage of time.

Contract liabilities consists of advance payments received from customers and billings in excess of costs. Contract liabilities generally represent the Company’s obligation to transfer its products to its customers for which the

Company has received consideration from its customers. Contract liabilities are included in Other accrued liabilities on the Company’s Consolidated Balance Sheets.

Contract assets and liabilities consisted of the following:

	At December 31,
In thousands	2020	2019	Dollar Change
Contract assets	$32,403	$28,245	$4,158
Contract liabilities	$3,686	$1,441	$2,245

The $4.2 million increase in contract assets from December 31, 2019 to December 31, 2020 was primarily due to the timing of billings related to last-time buys of membrane-based filtration media in the Company's Netherlands facility that will be closed in 2021 and, to a lesser extent, the timing of tooling billings to customers.

The $2.2 million increase in contract liabilities from December 31, 2019 to December 31, 2020 was primarily due to an increase in customer deposits, partially offset by $1.1 million of revenue recognized in 2020 related to contract liabilities at December 31, 2019.

Disaggregation of Revenue

The Company disaggregates revenue from customers by geographic region, which best depicts how the nature, amount, timing, and uncertainty of the Company's revenue and cash flows are affected by economic factors. Disaggregated revenue by geographical region, based on the region in which the sales originated, for the years ended December 31, 2020, 2019, and 2018 were as follows:

	For the Year Ended December 31, 2020
In thousands	North America	Europe	Asia	Total Net Sales
Performance Materials	$181,741	$73,378	$9,526	$264,645
Technical Nonwovens	134,509	64,624	23,207	222,340
Thermal Acoustical Solutions	195,223	83,253	16,331	294,807
Eliminations and Other	(16,998)	(753)	—	(17,751)
Consolidated Net Sales	$494,475	$220,502	$49,064	$764,041

	For the Year Ended December 31, 2019
In thousands	North America	Europe	Asia	Total Net Sales
Performance Materials	$176,094	$61,889	$7,497	$245,480
Technical Nonwovens	157,579	68,456	29,311	255,346
Thermal Acoustical Solutions	245,870	98,221	17,486	361,577
Eliminations and Other	(24,287)	(718)	—	(25,005)
Consolidated Net Sales	$555,256	$227,848	$54,294	$837,398

	For the Year Ended December 31, 2018
In thousands	North America	Europe	Asia	Total Net Sales
Performance Materials	$117,313	$49,055	$2,849	$169,217
Technical Nonwovens	167,519	73,912	35,640	277,071
Thermal Acoustical Solutions	250,133	99,529	15,765	365,427
Eliminations and Other	(25,121)	(697)	—	(25,818)
Consolidated Net Sales	$509,844	$221,799	$54,254	$785,897

3. DIVESTITURES

On May 9, 2019, the Company sold its Texel Geosol, Inc. ("Geosol") business, a subsidiary of the Company's Texel Technical Materials, Inc. ("Texel") business, for a cash purchase price of $3.0 million. Under the terms of the arrangement, $0.4 million of the total purchase price was withheld and is to be paid to the Company in three annual payments of approximately $0.1 million. The disposition was completed pursuant to a Sale Agreement, dated May 9, 2019, by and between the Company, and the third-party buyer. The Company recognized a pre-tax gain of $1.5 million on the sale, which was reported as non-operating income for the period ended June 30, 2019 ($1.3 million net of income taxes).

The Company did not report Geosol as a discontinued operation since it was not considered a strategic shift in the Company's business. Accordingly, the operating results of Geosol are included in the operating results of the Company through the sale date and in the comparable periods.

4. INVENTORIES

Inventories as of December 31, 2020 and 2019 were as follows:

	At December 31,
In thousands	2020	2019
Raw materials	$32,258	$36,322
Work in process	17,087	14,873
Finished goods	29,651	29,349
Total inventories	$78,996	$80,544

Included in Work in process is net tooling inventory of $2.8 million and $1.8 million at December 31, 2020 and 2019, respectively.

5. PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment, net as of December 31, 2020 and 2019 were as follows:

	Estimated Useful Lives	At December 31,
In thousands		2020	2019
Land	–	$5,030	$6,268
Buildings and improvements	10-35 years	108,370	107,721
Machinery and equipment	5-25 years	337,792	308,457
Office equipment	2-8 years	33,574	36,905
Vehicles	3-6 years	1,557	1,516
Assets under finance leases:
Land (1)	–	240	225
Machinery and equipment	8 years	—	200
Office equipment	5 years	—	31
		486,563	461,323
Accumulated depreciation		(291,966)	(265,586)
Accumulated depreciation of finance leases		(30)	(143)
		194,567	195,594
Construction in progress		19,946	26,048
Total property, plant and equipment, net		$214,513	$221,642

(1)Land under a finance lease is amortized over the lease term.

Depreciation expense was $27.9 million in 2020, $27.1 million in 2019, and $23.4 million in 2018.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

The following table sets forth the gross and carrying amounts of goodwill for each reportable segment and for the Company as of December 31, 2020 and 2019:

In thousands	Performance Materials	Technical Nonwovens	Thermal Acoustical Solutions	Totals
Gross balance at January 1, 2019	$143,658	$53,254	$12,160	$209,072
Accumulated impairment	(63,000)	—	(12,160)	(75,160)
Net Balance at December 31, 2019	$80,658	$53,254	$—	$133,912

In thousands	Performance Materials	Technical Nonwovens	Thermal Acoustical Solutions	Totals
Gross balance at January 1, 2020	$143,659	$55,607	$12,160	$211,426
Accumulated impairment	(111,671)	—	(12,160)	(123,831)
Net Balance at December 31, 2020	$31,988	$55,607	$—	$87,595

The following table sets forth the changes in the carrying amounts of goodwill for each reportable segment and for the Company as of December 31, 2020 and 2019:

In thousands	Performance Materials	Technical Nonwovens	Totals
Balance at January 1, 2019	$144,626	$52,337	$196,963
Goodwill reduction (1)	(662)	—	(662)
Goodwill impairment	(63,000)	—	(63,000)
Currency translation adjustment	(306)	917	611
Balance at December 31, 2019	80,658	53,254	133,912
Goodwill impairment	(48,671)	—	(48,671)
Currency translation adjustment	1	2,353	2,354
Balance at December 31, 2020	$31,988	$55,607	$87,595

(1)The net decrease in goodwill of $0.7 million in 2019 in the Performance Materials segment was due to a goodwill reduction of $1.3 million as a result of post-closing purchase price adjustments in the second and third quarters of 2019 related to the acquisition of Interface Performance Materials on August 31, 2018, partially offset by acquisition activity in the second quarter of 2019 resulting in an increase in goodwill of $0.6 million.

In accordance with U.S. GAAP, the Company performs an assessment of goodwill for impairment at least annually, which the Company generally performs in the fourth quarter, or whenever there is a significant change in events or circumstances that indicate that the fair value of the reporting unit is more likely than not less than the carrying amount of the reporting unit. If the estimated fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is not impaired. To the extent that the carrying value of the reporting unit exceeds its estimated fair value, a goodwill impairment charge will be recognized for the amount by which the carrying value of the reporting unit exceeds its fair value, not to exceed the carrying amount of goodwill. The Company has the option to first assess qualitative factors such as considering capital markets environment, economic conditions, industry trends, results of operations, and other factors. If the results of the qualitative test indicate a potential for impairment, a quantitative test is performed. The quantitative test compares the estimated fair value of each reporting unit to its carrying value. To determine the fair value of the reporting unit, the Company uses a combination of two approaches: the income approach and a market approach (also known as the Guideline Public Company method), both of which are weighted equally. Under the income approach, the Company calculates fair value by taking the discounted cash flows that are based on internal projections and other assumptions deemed reasonable by management and discounting them using an estimated weighted average cost of capital. Under the market approach, fair values are estimated using published market multiples for comparable companies. Changes in these estimates or a continued decline in general economic conditions could change the Company’s conclusion regarding an impairment of goodwill and potentially result in a non-cash impairment loss in a future period.

2020 Impairment Analysis

In early 2020, the World Health Organization (“WHO”) characterized COVID-19 as a pandemic. In an effort to contain COVID-19 and slow its spread, governments throughout the world, including global and regional markets served by the Company, enacted various measures, including orders to close "non-essential" businesses, isolate residents in their places of residence and practice social distancing. These actions and the global health crisis caused by COVID-19 adversely impacted some of the Company’s businesses. Each region where the Company conducts business, including North America, Europe and Asia, was impacted by the pandemic.

During the three-month period ended March 31, 2020, the Company experienced disruptions in certain operations from lower customer demand directly attributable to the COVID-19 pandemic and the resulting impact on revenue and profitability. Many of the Company's automotive customers temporarily ceased operations during this period and it was difficult to predict the duration of the impact resulting in the following:

•The Company’s China facilities carried out a planned temporary shutdown in conjunction with the lunar New Year in late January 2020, which was extended to late February 2020 as a result of government-imposed restrictions. The facilities did not resume operations until late February 2020 and ramped back up moderately in line with customer demand. As of the date of these financial statements, all of the Company’s plants in China are operating and all of the Company's automotive customer plants in China have re-opened. The Company has not experienced any significant disruption to its supply chains in China since resuming operations;

•On March 20, 2020, the Company announced ramp-downs at its Thermal Acoustical Solutions operations in North America and Europe as a direct result of customer stoppages. The Company's facilities in North America and Europe have since resumed operations;

•Leading economic indicators began to signal a broad economic recession and a future decline in automotive sales;

•Certain operations of the Company’s Performance Materials and Technical Nonwovens segments with exposure to automotive and industrial end markets also experienced reductions in sales. At the time, leading economic indicators for certain of these markets signaled a downturn in demand; and

•The Company's share price and market capitalization experienced a significant decline.

The Company considered the combination of the events above to be triggering events that required an interim impairment analysis for the goodwill held at the Performance Materials and Technical Nonwovens reporting units and for a certain long-lived asset group. Therefore, during the three-month period ended March 31, 2020, in accordance with U.S. GAAP, the Company performed an interim impairment analysis of its goodwill held by the these reporting units, and of certain of its long-lived assets (principally property, plant and equipment and customer relationships).

As a result of these impairment tests, the Company recorded the following impairment charges during the three-month period ended March 31, 2020:

In thousands	Performance Materials	Technical Nonwovens	Thermal Acoustical Solutions	Totals
Impairment of goodwill	$48,671	$—	$—	$48,671
Impairment of other long-lived assets	12,438	—	—	12,438
Total impairments	$61,109	$—	$—	$61,109

During the three-month period ended December 31, 2020, the Company performed a qualitative assessment of macroeconomic, industry and market events and circumstances as well as the overall financial performance of the Performance Materials and Technical Nonwovens reporting units and concluded it was more likely than not that the fair values of these reporting units exceeded their carrying values. As such, the Company did not perform a quantitative impairment assessment in the three-month period ended December 31, 2020.
Goodwill Impairment

During the three-month period ended March 31, 2020, the Company performed an interim assessment of goodwill impairment by performing a quantitative goodwill assessment for both the Performance Materials and Technical Nonwovens reporting units. In the quantitative impairment assessment, the Company weighted equally both an income approach and a market approach to determine the fair values of the reporting units. The Company’s significant assumptions in the discounted cash flow model included, but were not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate. Under the market approach, fair values are estimated using published market multiples for comparable companies.

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

The weighted average cost of capital for the Performance Materials reporting unit increased from 9.2 percent in the three-month period ended December 31, 2019 to 11.5 percent in the three-month period ended March 31, 2020. The weighted average cost of capital for the Technical Nonwovens reporting unit increased from 9.2 percent in the three-month period ended December 31, 2019 to 10.8 percent in the three-month period ended March 31, 2020. There are inherent uncertainties and management judgment required in an analysis of goodwill impairment. The Company believes the income approach was appropriate because it provided a fair value estimate based upon the reporting unit's expected long-term operations and cash flow performance.

The Company also used a form of the market approach, which was derived from metrics of publicly traded companies or historically completed transactions of comparable businesses. The selection of comparable businesses was based on the markets in which the reporting unit operates giving consideration to risk profiles, size, geography, and diversity of products and services. The EBITDA multiples used in the market approach for both reporting units declined from the three-month period ended December 31, 2019 to the three-month period ended March 31, 2020 due to market-related changes in the industries in which these reporting units operate as a result of the COVID-19 pandemic.

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

The Company also performed an overall reconciliation to corroborate the fair value derived from the income and market approaches to the Company's overall market capitalization. The revised projections, together with a deterioration in the inputs described above, resulted in a reduction in the fair value of both reporting units. As a result, the carrying value of the Performance Materials reporting unit exceeded its fair value by $48.7 million, resulting in an impairment charge. The fair value of the Technical Nonwovens reporting unit exceeded its carrying value. Therefore, there was no impairment charge for Technical Nonwovens.

Other Long-Lived Assets Impairment

The COVID-19 pandemic was a triggering event that required the Company to perform an impairment assessment for long-lived assets in accordance with U.S. GAAP for the period ended March 31, 2020. The Company’s long-lived impairment assessment included the following:

•As a result of the COVID-19 pandemic and the Company's action plan to address the risks associated with it, the Company accelerated certain actions. One such action was a review of an underperforming European facility within the Performance Materials segment. As a result of a strategic shift regarding this facility, the Company performed an impairment assessment of the long-lived asset group of the facility. To determine the recoverability of this asset group, the Company completed an undiscounted cash flow analysis and compared it to the respective carrying value of the asset group. The impairment assessment concluded that the assets were not recoverable because the carrying value exceeded the fair value of the undiscounted cash flows, resulting in a long-lived asset impairment charge of $12.4 million.

•As a result of the temporary plant closures announced on March 20, 2020, in response to the COVID-19 pandemic's effects on the automotive sector, the Company performed an impairment assessment of the long-lived asset groups of its Thermal Acoustical Solutions segment facilities. The Company considered each respective operating facility's asset group, primarily consisting of machinery and equipment, and buildings and improvements. To determine the recoverability of each asset group, the Company completed an undiscounted cash flow analysis and compared it to each facility’s respective asset group carrying value. For two of the asset groups, the undiscounted cash flows exceeded the respective carrying value. Therefore, no further assessment of impairment was necessary. For two of the European facilities, the respective undiscounted cash flows did not exceed the respective carrying value of the facility’s asset groups. As part of step two of the impairment assessment, the Company used the market approach to determine the fair value of the respective asset groups for each facility based on independent appraisals of the long-lived assets. Based on this assessment, it was determined that the fair value of each facility’s respective asset group exceeded the respective carrying value.

There were no other events or circumstances, as of and for the period ended December 31, 2020, that indicated any further triggering events that required additional impairment assessments of long-lived assets. Changes in future operating results could result in a future non-cash impairment charge.

2019 Impairment Analysis

During the fourth quarter of 2019, in accordance with U.S. GAAP, the Company performed its annual impairment assessment of its goodwill held by the Performance Materials and Technical Nonwovens reporting units. In addition, the Company performed an impairment assessment on certain of its long-lived assets (principally machinery and equipment, and buildings and improvements) due to events and changes in circumstances during the fourth quarter of 2019 that indicated an impairment might have occurred. As a result of these impairment assessments, the Company recorded the following impairment charges during the fourth quarter of 2019 discussed below.

Goodwill Impairment

The Company acquired Interface Performance Materials (“IPM”) in August 2018 resulting in a significant increase in goodwill and intangible asset balances in the Performance Materials segment. Lower than expected 2019 financial results from a slowdown in demand for sealing products and revised future financial projections resulting in a reduction in long-term sales forecasts and cash generation for the Performance Materials reporting unit, caused the Company to perform a qualitative assessment of goodwill for impairment during the fourth quarter of 2019. As a result, the carrying value of the Performance Materials reporting unit exceeded the respective fair value by $63.0 million, resulting in the impairment charge.

In the quantitative impairment assessment, the Company weighted equally both an income approach and a market approach to determine the fair value of the reporting units. The Company’s significant assumptions in the discounted cash flow model included, but were not limited to, future cash flow projections, the weighted average cost of capital, the terminal growth rate, and the tax rate. Calculation of future cash flows includes management estimates and assumptions that were based on the best available information as of the date of the assessment. Future cash flows can be affected by numerous factors including changes in economic, industry or market conditions, changes in the underlying business or products of the reporting unit, changes in competition and changes in technology. There are inherent uncertainties and management judgment required in an analysis of goodwill impairment. The Company believes the income approach was appropriate because it provided a fair value estimate based upon the reporting unit's expected long-term operations and cash flow performance.

The Company also used a form of the market approach, which fair values are estimated using published market multiples for comparable companies or historically completed transactions of comparable businesses. The selection of comparable businesses is based on the markets in which the reporting unit operates giving consideration to risk profiles, size, geography, and diversity of products and services. Other assumptions included adding an implied control premium to the valuation based on estimating the fair value on a controlling basis, which was derived from research on control premiums observed in recent mergers and acquisitions in the industries in which the Company operates. The Company believes the market approach was appropriate because it provided a fair value using multiples from companies with operations and economic characteristics similar to the Performance Materials reporting unit.

The Company also performed an overall reconciliation to corroborate the fair value derived from the income and market approaches to the Company’s overall market capitalization.

Other Long-Lived Assets Impairment

The Company also performed an impairment assessment of the long-lived asset groups for its two Thermal Acoustical Solutions European facilities during the fourth quarter of 2019 due to negative 2019 financial performance compared to the respective budgets, changes in financial projections and general weakening in the European automotive sector. The Company considered each operating facility’s respective asset group, primarily consisting of machinery and equipment, and buildings and improvements. Step one of the impairment assessment failed as the undiscounted cash flows over the useful life of each operating facility’s long-lived asset group did not exceed the respective carrying value of the facility’s asset groups. As part of step two of the impairment assessment, the Company used the market approach to determine fair value based on independent appraisals of the long-lived assets. The Company determined that impairment did not exist because the respective fair value of the long-lived asset groups for each operating facility exceeded the respective carrying values. Changes in future operating results could result in a future non-cash impairment charge.

Also during the fourth quarter of 2019, the Company performed an impairment assessment of a discrete long-lived asset group, with a carrying value of $3.0 million (primarily consisting of machinery and equipment and patents), in its Performance Materials segment as a result of negative cash flows in 2019 and an expected reduction in future demand from certain customers impacting projected net sales and cash flows. To determine the recoverability of this asset group, the Company completed an undiscounted cash flow analysis and compared it to the respective carrying value of the asset group. This analysis was primarily dependent on the expectations of the net sales over the estimated remaining useful life of the underlying asset group. The impairment assessment concluded that the asset group was not recoverable because the carrying value exceeded the fair value of the undiscounted cash flows, resulting in a long-lived asset impairment charge of $1.2 million.

Other Intangible Assets

Other intangible assets consisted of:

	At December 31, 2020		At December 31, 2019
In thousands	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer relationships	$143,479	$(50,076)	$142,400	$(30,648)
Patents	650	(616)	759	(607)
Technology	2,500	(1,144)	2,500	(977)
Trade names	7,495	(7,167)	7,293	(5,143)
License agreements	185	(185)	610	(610)
Other	467	(467)	551	(551)
Total other intangible assets	$154,776	$(59,655)	$154,113	$(38,536)

The decrease in other intangible assets, net balance at December 31, 2020, as compared to December 31, 2019, was primarily attributable to amortization expense. Total amortization expense for the years ended December 31, 2020, 2019, and 2018 was $20.8 million, $21.5 million, and $9.3 million, respectively.

7. LONG-TERM DEBT AND FINANCING ARRANGEMENTS

On August 31, 2018, the Company amended and restated its senior secured revolving credit agreement by and among the Company, as borrower, and certain direct and indirect subsidiaries as guarantors, and Bank of America, N.A., as Administrative agent, Lender, L/C Issuer and Swingline Lender, and Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., KeyBank N.A, Santander Bank, N.A., TD Bank, N.A., and Webster Bank, N.A, as Lenders (the "2018 Credit Agreement) to increase the total borrowing from $175 million to $450 million, add three additional lenders, and extend the maturity date to August 31, 2023.

The 2018 Credit Agreement was further amended on February 14, 2020, May 11, 2020 and October 14, 2020 (collectively, the “Amendments;” and, together with the 2018 Credit Agreement, the “Amended Credit Agreement”). The Amendments modified the Credit Agreement by, (i) excluding certain non-cash, certain restructuring costs and certain other costs from the calculation of EBITDA used in the calculation of the financial debt covenants, (ii) reducing total borrowings from $450 million to $314 million, (iii) modifying financial covenants (at least one of which the Company expected to fail under the Credit Agreement absent of the Amendments), (iv) established a floor on the Base and Eurocurrency Rate of 1%, (v) requiring minimum cash and cash equivalent balances to be maintained, (vi) increasing the Base Rate and Applicable Rate for committed loans, and (vii) increasing the quarterly commitment fee charged on the unused portion of the revolving commitment, among other modifications.

The Amended Credit Agreement matures on August 31, 2023 and has a revolving commitment of $170.0 million and term loan commitment of $144.0 million. The Lenders have been granted a security interest in substantially all of Lydall Inc.'s and its domestic subsidiaries’ personal property and other assets (including intellectual property), including a pledge of 65% of the Company’s equity interest in certain foreign subsidiaries and 100% of the Company’s equity interest in its domestic subsidiaries, as collateral for the Company’s obligations under the Amended Credit Agreement.

The term loan commitment requires quarterly payments of principal (which commenced on December 31, 2018) at the rate of $2.5 million, with the remaining balance due in the final quarter of the Amended Credit Agreement’s term. The Company is permitted to prepay amounts outstanding under the Amended Credit Agreement in whole or in part at any time without premium or penalty, and the Company is generally permitted to irrevocably cancel unutilized portions of the revolving commitments.

Interest is charged on borrowings at the Company’s option of either: (i) Base Rate plus the Applicable Rate, or (ii) the Eurodollar Rate plus the Applicable Rate. The Base Rate is a fluctuating rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by Bank of America, and (c) the Eurocurrency Rate plus 1.00%. The Eurocurrency Rate means (i) if denominated in LIBOR quoted currency, a fluctuating LIBOR per annum rate equal to the London Interbank Offered Rate; (ii) if denominated in Canadian Dollars, the rate per annum equal to the Canadian Dollar Offered Rate; or (iii) the rate per annum as designated with respect to such alternative currency at the time such alternative currency is approved by the Lenders. The Applicable Rate is determined based on the Company’s Consolidated Net Leverage Ratio (as defined in the Amended Credit Agreement). The Applicable Rate added to the Base Rate Committed Loans ranges from 2.00% to 3.25%, and the Applicable Rate added to Eurocurrency Rate Committed Loans and Letters of Credit ranges from 3.00% to 4.25%. The Company pays a quarterly fee of 0.375% on the unused portion of the revolving commitment.

The Company has entered into multiple interest rate swaps to convert a portion of the Company's borrowings from a variable rate to a fixed rate. See Note 8, "Derivatives", in these Notes to the Consolidated Financial Statements for additional information.

The Amended Credit Agreement contains customary affirmative and negative covenants, including covenants limiting the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain investments, engage in a line of business substantially different from business conducted by the Company, transact with affiliates, restricted payments, and sell assets.

The Amended Credit Agreement contains financial covenants required of the Company and its subsidiaries. The Company is required to meet certain quarterly financial covenants including:

i.A Minimum Consolidated Fixed Charge Coverage Ratio, which requires that at the end of each fiscal quarter the ratio of (a) consolidated EBITDA to (b) the sum of consolidated interest charges, redemptions, non-financed maintenance capital expenditures, restricted payments and taxes paid, each as defined in the Amended Credit Agreement, may not be less than 1.00 to 1.00 calculated on a trailing twelve month basis through the period ending June 30, 2020, 1.25:1.00 calculated on a distinct quarterly basis beginning with the period ended September 30, 2020 through the period ended June 30, 2021, and 1.25:1.00 calculated on a trailing twelve month basis beginning with the period ending September 30, 2021 and thereafter; and
ii.A Consolidated Net Leverage Ratio, which requires that at the end of each fiscal quarter the ratio of consolidated funded indebtedness minus consolidated domestic cash to consolidated EBITDA, as defined in the Amended Credit Agreement, not be greater than 6.50:1.00 through the period ended March 31, 2021, 4.50:1.00 beginning with the period ending June 30, 2021 through the period ending March 31, 2022, and 3.50:1.00 beginning with the period ended June 30, 2022 and thereafter.

The Amended Credit Agreement, permits the Company to exclude certain non-cash charges and certain restructuring and other expenses, as defined by the Amended Credit Agreement, from EBITDA in the calculation of the Company's financial covenants. The Company is also required to maintain a minimum cash and cash equivalents balance of $40 million, excluding deposit accounts in China.

The Company was in compliance with all covenants as of and for the quarter ended December 31, 2020 and the Company does not anticipate noncompliance in the foreseeable future.

At December 31, 2020, the Company had amounts available for borrowing of $33.7 million under the Amended Credit Agreement, net of $134.5 million of revolver borrowings outstanding and standby letters of credit outstanding of $1.8 million. The total borrowings outstanding include a $135.9 million term loan, net of $0.6 million in debt issuance costs being amortized to interest expense over the term of the Amended Credit Agreement.

In addition to the amounts outstanding under the Amended Credit Agreement, the Company has various foreign credit facilities totaling approximately $11.0 million. At December 31, 2020, the Company's foreign subsidiaries had $1.4 million in standby letters of credit outstanding.
Total outstanding debt consists of:

			At December 31,
In thousands	Effective Rate	Maturity	2020	2019
Revolver loan	4.25%	8/31/2023	$134,500	$126,500
Term loan, net of debt issuance costs	4.25%	8/31/2023	135,938	146,106
Finance leases	1.65%	10/31/2020	—	35
Total			270,438	272,641
Less portion due within one year			(9,789)	(9,928)
Total long-term debt, net of debt issuance costs			$260,649	$262,713

As of December 31, 2020, total debt maturing in 2021, 2022, and 2023 is $10.0 million, $10.0 million and $251.0 million, respectively.

The weighted average interest rate on long-term debt was 5.3%, 4.3% and 3.4% for the years ended December 31, 2020, 2019, and 2018, respectively.

Debt issuance costs in connection with the Amended Credit Agreement have been capitalized and are being amortized over the term of the agreement. Total amortization expense for the years ended December 31, 2020, 2019, and 2018, was $1.0 million, $0.3 million, and $0.2 million, respectively.

8. DERIVATIVES

The Company selectively uses financial instruments to manage market risk associated with exposure to fluctuations in interest rates and foreign currency rates. These financial exposures are monitored and managed by the Company as an integral part of its risk management program.

Interest Rate Hedging

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impacts interest paid on its debt. The Company has debt with variable rates of interest based generally on LIBOR. From time to time, the Company enters into interest rate swap agreements to manage interest rate risk. Prior to May 11, 2020, these instruments were designated as cash flow hedges and are recorded at fair value. See Note 9, "Fair Value Measurements" in these Notes to the Consolidated Financial Statements for additional information.
In November 2018, the Company entered into a five-year interest rate swap agreement with a bank to convert the interest on a notional $139.0 million of the Company's borrowings under its 2018 Credit Agreement from a variable rate, plus the borrowing spread, to a fixed rate of 3.09% plus the borrowing spread. The notional amount reduces quarterly by fluctuating amounts through August 2023. In April 2017, the Company entered into a three-year interest rate swap agreement with a bank to convert the interest on a notional $60.0 million of the Company's borrowings from a variable rate, plus the borrowing spread, to a fixed rate of 1.58% plus the borrowing spread. The notional amount was reduced quarterly by $5.0 million through March 31, 2020 and was settled. Prior to May 11, 2020, these interest rate swap agreements were accounted for as cash flow hedges. The effectiveness of the remaining derivative agreement was assessed at least quarterly by ensuring that the critical terms of the swap continued to match the critical terms of the hedged debt in order to report gains or losses on the derivative instrument in other comprehensive income.

On May 11, 2020, the Company amended its 2018 Credit Agreement. See Note 7, "Long-Term Debt and Financing Arrangements", in these Notes to the Consolidated Financial Statements. The amendment included, among other modifications, the establishment of a floor on the Base and Eurocurrency rate of 1%. As a result, the Company determined that the critical terms of the swap no longer matched the critical terms of the hedged debt and performed an assessment of the effectiveness of the interest rate swap agreement. The Company concluded the interest rate swap agreement was no longer effective. The Company also concluded that the hedged forecasted transaction (the occurrence of variable interest rate payments on the hedged debt) continues to be probable of occurring. Therefore, as of May 11, 2020, the Company discontinued hedge accounting. After May 11, 2020, any fair value gains or losses on the derivative agreement are recorded as interest expense in the Company's Consolidated Statement of Operations. The cumulative loss on the discontinued hedge relationship through May 11, 2020, which was recorded in Accumulated Other Comprehensive Income, will be amortized into earnings / (losses) through August 31, 2023, the maturity date of the hedged debt. The loss included in Accumulated Other Comprehensive Income related to the discontinued hedging relationship at December 31, 2020 was $3.9 million, net of tax. The amount reclassified out of other comprehensive income into interest expense on the Company's Consolidated Statement of Operations for the year ended December 31, 2020 was $2.3 million. The Company expects $2.8 million to be reclassified from Accumulated Other Comprehensive Income over the next twelve months.

Net Investment Hedges

The Company’s operations are subject to certain risks, including foreign currency exchange rate fluctuations. From time to time, the Company enters into cross-currency swaps designated as hedges, recorded at fair value to protect the Company's net investments in subsidiaries denominated in currencies other than the US dollar.

In November 2019, the Company entered into three fixed-to-fixed cross-currency swaps with banking institutions with aggregate notional amounts totaling €67.8 million ($75.0 million U.S. dollar equivalent). These swaps hedge a portion of the Company's net investment in a Euro functional currency denominated subsidiary against the variability of exchange rate translation impacts between the U.S. Dollar and Euro. These contracts require monthly cash interest exchanges over the life of the contracts with the Company recognizing a reduction to interest expense due to the favorable interest rate differential. Also, settlement of the notional €22.6 million ($25.0 million U.S. dollar equivalent) cross-currency swaps occur at maturity dates of August 2021, August 2022 and August 2023. The Company assesses hedge effectiveness of the cross-currency swaps quarterly by ensuring the critical terms of the swaps continue to match the critical terms of the designated net investment. The Company elected to assess effectiveness using the spot method, and as a result, records the interest rate differential monthly in the Company's Consolidated Statements of Operations.

Derivative instruments are recognized as either assets or liabilities on the balance sheet in Prepaid expenses and other assets, Other assets, net, Derivative liabilities, Other accrued liabilities or Other long-term liabilities depending upon maturity and the amount. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the hedge transaction affects earnings. Any ineffective portion, or amounts related to contracts that are not designated as hedges, are recorded directly to earnings. The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying hedged item. The Company does not use derivatives for speculative or trading purposes.

The following table sets forth the fair value amounts of derivative instruments held by the Company and presented in the Consolidated Balance Sheet as Derivative liabilities:

	At December 31, 2020		At December 31, 2019
In thousands	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Derivatives designated as hedging instruments:
Interest rate contracts	$—	$5,063	$2	$4,538
Cross-currency swaps	—	6,933	—	1,817
Total derivatives	$—	$11,996	$2	$6,355

The following table sets forth the income (loss), recorded in accumulated other comprehensive loss, net of tax, for the years ended December 31, 2020 and 2019 for derivatives held by the Company and designated as hedging instruments:

	For the Year Ended December 31,
In thousands	2020	2019
Cash flow hedges:
Interest rate contracts	$(391)	$(1,500)
Cross-currency swaps	(3,952)	(1,403)
Total derivatives	$(4,343)	$(2,903)

9. FAIR VALUE MEASURES
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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	At December 31, 2020		At December 31, 2019
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$271,000	$272,792	$273,000	$269,434

The fair values of the Company’s long-term debt outstanding were computed based on discounted future cash flows (observable inputs), as applicable, which falls under Level 2 of the fair value hierarchy. Differences from carrying values are attributable to interest rate changes subsequent to when the transactions occurred.

The fair values of cash and cash equivalents, accounts receivable, net, contract assets, and accounts payable approximate their carrying amounts due to the short-term maturities of these instruments.

Recurring Fair Value Measures

The Company holds derivative instruments for interest rate swap contracts and cross-currency swaps that are measured using observable market inputs such as forward rates and its counterparties' credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. These derivative instruments were included on the Consolidated Balance Sheets as Derivative liabilities at December 31, 2020 and Other current assets and Other accrued liabilities at December 31, 2019. Based on the Company's continued ability to trade and enter into interest rate swaps and cross-currency swaps, the Company considers the markets for their fair value instruments to be open.

Nonrecurring Fair Value Measurements

During 2020, the Company incurred a $48.7 million impairment charge for goodwill at its Performance Materials segment and a $12.4 million impairment charge for a certain asset group at one of the Performance Materials segment's European businesses. During 2019, the Company incurred a $63.0 million impairment charge for goodwill at its Performance Materials segment and a $1.2 million impairment charge for a discrete asset group at one of the Performance Materials segment's facilities. See Note 6, "Goodwill and Other Intangible Assets", in these Notes to the Consolidated Financial Statements for information regarding the calculation of fair value.

10. LEASES

Effective January 1, 2019, the Company adopted ASC 842, "Leases" ("ASC 842"), as amended, which superseded lease accounting guidance under ASC 840, and requires most leases to be capitalized on the balance sheet as a right-of-use (“ROU”) asset and lease liability. The ROU assets represent the Company’s right to use the underlying asset during the lease term and lease liabilities represent the Company’s financial obligation under the contractual arrangement. ASC 842 represents a wholesale change to lease accounting and is intended to provide a more complete representation of a company’s assets and liabilities and deliver greater transparency about the company’s obligations and leasing activities.

At December 31, 2020, the Company had 144 operating leases composed of office buildings, warehouses, office equipment, machinery, and vehicles in addition to one finance lease as of December 31, 2020. The Company’s operating leases have remaining lease terms of a few months to 13 years, some of which have renewal options that range from about one to seven years and some leases include options to terminate with notice periods of 1 year or less. Renewal options are recognized as part of the right-of-use asset and lease liability in cases where the option has been exercised or the Company is reasonably certain to exercise an option to renew based on relevant factors that create an economic incentive to exercise. Operating lease ROU assets also include lease payments made in advance of the asset's in-service date and excludes lease incentives received, as applicable. The Company's single finance lease at December 31, 2020 is derived from a land-use agreement in Yixing, China that extends through 2049. The contractual rent payments for this lease were prepaid, in full, when the agreement was entered into and, therefore, there is no liability associated with this lease.

As permitted by ACS 842, lease terms of twelve months or less, including options reasonably expected to be exercised, are considered short-term and are excluded from the ROU Asset and Lease Liability accounts on the Consolidated Balance Sheets. Consistent with all other operating leases, short-term lease expense is recorded on a straight-line basis over the lease term.

In accordance with ASC 842, the Company determines if an arrangement is, or contains, a lease at inception. ROU assets and lease liabilities are recognized at the commencement date based on the present value of remaining lease payments over the lease term. While most leases have fixed payments schedules, some leases contain variable lease payments based on market indices such as LIBOR or include additional payments based on excess consumption. In such cases, the Company only considers payments that are fixed and determinable at the commencement date when determining the lease liability and ROU asset.

As most leases do not provide an implicit rate, the Company uses its incremental borrowing rate based on the information available at commencement date when determining the present value of lease payments. At December 31, 2020, the weighted average discount rate for operating leases was 4.27% and there is no discount rate associated with the single finance lease since there is no related lease liability. The implicit rate is used when readily determinable from a lease.

Operating leases are included in Operating lease right-of-use assets, Other accrued liabilities, and Long-term lease liabilities in the Company's Consolidated Balance Sheets. Finance leases, when applicable, are included in Property, plant and equipment, Current portion of long-term debt, and Long-term debt, excluding current portion, net of debt issuance costs in the Company's Consolidated Balance Sheets. The Company has some lease agreements with lease and non-lease components, which are generally accounted for as one component as permitted by ASC 842.

The Company has one lease agreement that was entered into in 2020 that had not yet commenced as of December 31, 2020. A new warehouse lease in Québec, Canada was executed on December 9, 2020 and commences on January 1, 2021, resulting in a new ROU asset and related lease liability of approximately $2.5 million. This new lease is not reflected in the tables below.

The components of lease expense are as follows:

	For the Year Ended December 31,
In thousands	2020	2019
Finance lease expense:
Amortization of right-of-use assets	$42	$81
Interest on lease liabilities	—	2
Operating lease expense	6,005	6,510
Short-term lease expense	1,571	918
Variable lease expense	678	199
Total lease expense	$8,296	$7,710

Supplemental balance sheet information related to leases are as follows:

	At December 31,
In thousands, except lease term	2020	2019
Operating leases:
Operating lease right-of-use assets	$22,243	$23,116

Short-term lease liabilities, included in Other accrued liabilities	$4,466	$4,789
Long-term lease liabilities	17,947	18,424
Total operating lease liabilities	$22,413	$23,213

Finance leases:
Property, plant and equipment	$240	$456
Accumulated depreciation	(30)	(143)
Property, plant and equipment, net	$210	$313

Short-term lease liabilities, included in debt	$—	$35
Total finance lease liabilities	$—	$35

Weighted average remaining lease term (in years):
Operating leases	6.3	7.1
Finance leases	28.7	20.4

Supplemental cash flow information related to leases are as follows:

	For the Year Ended December 31,
In thousands	2020	2019
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$6,011	$6,301
Operating cash flows from finance leases	—	2
Financing cash flows from finance leases	34	240

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,779	$1,743
Finance leases	—	—

As of December 31, 2020, future lease payment maturities were as follows (note that there are no future lease payments associated with the Company's single finance lease as of December 31, 2020 as the lease was prepaid in full when the contract was executed):

In thousands
For the Year Ended December 31,	Operating Leases
2021	$5,293
2022	4,501
2023	3,398
2024	2,465
2025	2,280
Thereafter	8,318
Total lease payments	26,255
Less imputed interest	(3,842)
Total discounted future lease payments	$22,413

11. CAPITAL STOCK

Preferred Stock
The Company has authorized 500,000 shares of Preferred Stock with a par value of $0.01. None of the 500,000 authorized shares of Preferred Stock have been issued.

Common Stock
As of December 31, 2020, there are 8,165 stockholders of record, which held 17,838,052 shares of Common Stock.

Dividend Policy
The Company does not pay a cash dividend on its Common Stock. The Company’s Amended Credit Agreement does not place any restrictions on cash dividend payments, so long as the payments do not place the Company in default.

12. EMPLOYER SPONSORED BENEFIT PLANS

As of December 31, 2020, the Company maintained one domestic pension plan: the Retirement Income Plan for Employees of Interface Performance Materials, Inc. ("IPM Pension Plan"). During the three-month period ended March 31, 2020, the Company settled the pension obligation of the previously terminated Interface Sealing Solutions, Inc. Pension Plan ("ISS Pension Plan") through lump sum distributions to participants or by irrevocably transferring pension liabilities to an insurance company through the purchase of a group annuity contract. This purchase, which was funded with pension assets, resulted in a pre-tax settlement loss of $0.4 million in the three-month period ended March 31, 2020 related to the recognition of accumulated deferred actuarial losses. The settlement loss and expenses were included as non-operating expense in the Consolidated Statements of Operations.

The IPM Pension Plan covers a portion of Interface Performance Materials' union and non-union employees. This plan is closed to new employees and benefits are no longer accruing for the majority of participants. The Company contributed $1.9 million to the IPM Pension Plan and the ISS Pension Plan during 2020. The Company’s general funding policy is not to fund less than the ERISA minimum funding standard and not more than the maximum amount that can be deducted for federal income tax purposes.

During 2019, the Company terminated and settled the pension obligation of the "U.S. Lydall Pension Plan" through lump sum distributions to participants or by irrevocably transferring pension liabilities to two insurance companies through the purchase of group annuity contracts. These purchases, funded with pension assets, resulted in a pre-tax settlement loss of $25.7 million in 2019 related to the recognition of accumulated deferred actuarial losses for the U.S. Lydall Pension Plan as well as settlement-related fees and expenses. The settlement loss was included as non-operating expense in the Consolidated Statements of Operations. No contributions were made to the U.S. Lydall Pension Plan during the year ended December 31, 2019.

During 2019 and 2018, certain union employees of Interface Performance Materials participated in a separate multi-employer pension plan. There were no significant contributions to the multi-employer plan during 2019 and 2018. In the fourth quarter of 2019, the Company negotiated with its union employees and the multi-employer pension plan for the Company's withdrawal from the plan and the Company satisfied all outstanding obligations with a payment of $2.2 million, which was previously accrued on the Company's Consolidated Balance Sheets in the amount of $2.7 million, resulting in a pension settlement gain of $0.5 million in 2019.

The plan assets and benefit obligations for the period ended December 31, 2020 were composed of the IPM Pension Plan and the plan assets and benefit obligations for the period ended December 31, 2019 were composed of the IPM Pension Plan, the former U.S. Lydall Pension Plan and the former ISS Pension Plan as follows:

	For the Year Ended December 31,
In thousands	2020	2019
Change in benefit obligation:
Net benefit obligation at beginning of year	$55,101	$102,679
Service cost	134	136
Interest cost	1,706	2,132
Actuarial loss (1)	7,257	5,149
Gross benefits paid	(2,835)	(2,932)
Net effect of remeasurement	—	(3,290)
Settlement	(2,920)	(48,773)
Net benefit obligation at end of year	$58,443	$55,101
Change in plan assets:
Fair value of plan assets at beginning of year	$43,938	$87,452
Actual return/(loss) on plan assets	6,430	6,987
Contributions	1,949	1,415
Gross benefits paid	(2,835)	(2,932)
Net effect of remeasurement	—	(211)
Settlement	(2,920)	(48,773)
Fair value of plan assets at end of year	$46,562	$43,938

(1) The Actuarial loss for both the years ended December 31, 2020 and 2019 was a function of a reduction in the discount rate, which serves to increase the benefit obligation.

Aggregated information for the domestic defined benefit pension plans with an accumulated benefit obligation in excess of plan assets is provided in the tables below. The domestic defined benefit plans were approximately 80% funded at December 31, 2020 and 2019.

	For the Year Ended December 31,
In thousands	2020	2019
Funded Status
Fair value of plan assets	$46,562	$43,938
Accumulated Benefit obligations	58,443	55,101
Funded status of plans	$(11,881)	$(11,163)

The Company has recorded liabilities and amounts recognized in accumulated other comprehensive income related to the domestic defined benefit pension plans as follows:

	For the Year Ended December 31,
In thousands	2020	2019
Amounts recognized in the Consolidated Balance Sheets consist of:
Current liabilities	$—	$787
Noncurrent liabilities	11,881	10,376
Total liabilities	$11,881	$11,163
Loss recognized in Accumulated Other Comprehensive Loss, net of tax, consist of:
Net actuarial loss	$4,503	$2,579

In addition to the amounts disclosed in the tables above for the Company’s domestic defined benefit pension plans, the Company had both foreign pension plans, and post-retirement benefit plans with life insurance and medical benefits for certain domestic and foreign employees. The accrued benefit liabilities and amounts recognized in other comprehensive income for these other plans are as follows:

	For the Year Ended December 31,
In thousands	2020	2019
Foreign Plans:
Net benefit obligation in excess of plan assets	$5,981	$5,274
Loss recognized in accumulated other comprehensive loss, net of tax	$940	$861
Domestic Post-retirement Plans
Net benefit obligation in excess of plan assets	$4,215	$3,621
Loss (gain) recognized in accumulated other comprehensive loss, net of tax	$165	$(360)

Total expenses of approximately $0.5 million were recognized related to the foreign pension and post-retirement benefit plans in both years ended December 31, 2020 and 2019.

The ISS Pension Plan, net of tax, included in other comprehensive income decreased by $0.3 million at December 31, 2020 as a result of the settlement. The IPM Pension Plan liability, net of tax, included in other comprehensive income increased by $2.2 million at December 31, 2020. The U.S. Lydall Pension Plan liability, net of tax, included in other comprehensive income decreased by $19.4 million at December 31, 2019 as a result of the settlement. The IPM and ISS Pension Plans liability, net of tax, included in other comprehensive income increased by $0.3 million at December 31, 2019.

The components of net periodic benefit cost for the domestic defined benefit pension plans is as follows:

	For the Year Ended December 31,
In thousands	2020	2019	2018
Service cost	$134	$136	$46
Interest cost	1,706	2,886	2,595
Expected return on plan assets	(2,119)	(2,601)	(3,339)
Amortization of actuarial net loss	2	464	1,024
Total net periodic (benefit) cost	$(277)	$885	$326
Settlement loss	385	25,247	—
Total employer pension plan cost	$108	$26,132	$326

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

The major assumptions used in determining the year-end benefit obligation and annual net cost for the domestic defined benefit pension plans are presented in the following table:

	Benefit Obligation		Net Cost
For the Year Ended December 31,	2020	2019	2020	2019	2018
Discount rate	2.14%	3.37%	3.39%	3.88%	3.75%
Expected return on plan assets	5.20%	5.06%	5.20%	4.65%	5.79%

Plan Assets

The domestic defined benefit pension plans are administered by the Lydall Retirement Committee (the "Committee"), which is appointed by the Board of Directors. The Committee’s responsibilities are to establish a funding policy for the Domestic Pension Plans and to appoint and oversee the investment advisor responsible for the plan investments. The Committee is a named fiduciary under the plan, and the Committee has granted discretion to the investment advisor with respect to management of the investments. The IPM Pension Plan is invested for the purpose of investment diversification. In determining the expected return on plan assets, the Committee considers the relative weighting of plan assets, the historical performance of marketable debt and equity securities and other indicators of future performance.

Investment management objectives for the IPM Pension Plan include achieving fully funded status with a target of eventual plan termination, maintaining an adequate level of diversification to balance market risk and provide sufficient liquidity for near-term payments of benefits accrued and to pay the administration expenses. Investment decisions are based on the returns and risk relative to the IPM Pension Plan's liabilities, an approach commonly referred to as liability-driven investing. The long-term investment objective of the IPM Pension Plan is to achieve a total return equal to or greater than the assumed weighted rate of return, currently 5.20%. Though it is the intent of the Committee to achieve income and growth, that intent does not include taking extraordinary risks or engaging in investment activities not commonly considered prudent under the standards imposed by ERISA.

The following table presents the target allocation of the IPM Pension Plan assets for 2021 and the actual allocation of all domestic defined benefit pension plan assets as of December 31, 2020 and 2019 by major asset category:

	Target Allocation	Actual Allocation of Plan Assets At December 31,
Asset Category	2021	2020	2019
Domestic equities	20% - 40%	32%	38%
International equities	15% - 35%	27%	25%
Fixed income	20% - 45%	26%	18%
Real assets	0% - 10%	5%	7%
Hedge fund of funds	5% - 15%	9%	9%
Cash and cash equivalents	0% - 10%	1%	3%

The investments of the domestic defined benefit plans are valued at fair value, as defined in Note 9, "Fair Value Measurements”, in these Notes to the Consolidated Financial Statements. Certain hedge funds that were measured at fair value using the Net Asset Value ("NAV") practical expedient are included as a reconciling item to the fair value table.

The following tables set forth the fair value of the assets by major asset category as of December 31, 2020 and December 31, 2019:

At December 31, 2020
In thousands	Level 1	Level 2	Measured at NAV	Total Carrying Value

Domestic equity	$15,004	$—	$—	$15,004
International equity	12,473	—	—	12,473
Fixed income	12,293	—	—	12,293
Real assets	2,219	—	—	2,219
Hedge fund of funds	—	—	4,280	4,280
Cash and cash equivalents	293	—	—	293
Total assets at fair value	$42,282	$—	$4,280	$46,562

At December 31, 2019
In thousands	Level 1	Level 2	Measured at NAV	Total Carrying Value

Domestic equity	$16,729	$—	$—	$16,729
International equity	10,903	—	—	10,903
Fixed income	3,724	—	—	3,724
U.S. government securities	—	2,686	—	2,686
Corporate and foreign bonds	—	1,701	—	1,701
Real assets	3,010	—	—	3,010
Hedge fund of funds	4,009	—	—	4,009
Cash and cash equivalents	145	1,031	—	1,176
Total assets at fair value	$38,520	$5,418	$—	$43,938

Domestic, international equities, and fixed income consist primarily of mutual funds valued at the closing price reported in the active market in which individual securities are traded and classified as Level 1 investments.
Real assets include inflation hedge mutual funds that invest primarily in a portfolio of inflation-protected debt securities, real estate related securities and commodity/natural resource-related securities. The mutual fund, which is valued using quoted market prices, is designed to protect against the long-term effects of inflation on an investment portfolio with the long-term objective of preservation of capital with current income. These investments are classified as Level 1 investments.

Hedge funds are mutual funds and pooled funds that employ a range of investment strategies for diversification including equity and fixed income, credit driven, macro and multi oriented strategies. Certain hedge funds were measured at fair value using the NAV practical expedient and are not classified in the fair value hierarchy.

Cash and cash equivalents include investments readily converted to cash valued in the active market in which the funds were traded and are classified as Level 1 investments. Non-government money market funds are classified as Level 2 investments.

U.S. government securities include U.S. Treasury Notes and Bonds which represent middle range and long-term fixed income investments, and are valued using pricing models maximizing the use of observable inputs for similar securities and classified as Level 2 investments.

Corporate and foreign bonds primarily include a diversified portfolio of U.S. corporate debt obligations and are valued using pricing models maximizing the use of observable inputs for similar securities. This includes basing value on yields currently available on comparable securities of issuers with similar credit ratings. When quoted prices are not available for identical or similar bonds, the bond is valued under a discounted cash flows approach that maximizes observable inputs, such as current yields of similar instruments, but includes adjustments for certain risks that may not be observable, such as credit and liquidity risks or a broker quote if available. These investments are classified as Level 2 investments.

Estimated Future Contributions and Benefit Payments

The Company expects to contribute approximately $0.7 million in cash to the IPM Pension Plan in 2021. Estimated future benefit payments for the IPM Pension Plan are as follows:

In thousands	2021	2022	2023	2024	2025	Thereafter
Benefit payments	$3,011	$3,054	$3,072	$3,132	$3,183	$15,867

Employee Savings Plan

The Company also sponsors a 401(k) Plan. Employer contributions amounted to $3.8 million in 2020, $3.7 million in 2019, and $2.9 million in 2018. Matching contributions by the Company are made on employee pretax contributions up to five percent of compensation, with the first three percent matched at 100% and the next two percent matched at 50%.

13. EQUITY COMPENSATION PLANS

As of December 31, 2020, the Company’s equity compensation plans consisted of the 2003 Stock Incentive Compensation Plan (the "2003 Plan") and the Amended and Restated 2012 Stock Incentive Plan ( the 2012 Plan, and together with the 2003 Plan, the "Plans") under which incentive and non-qualified stock options and time and performance based restricted shares have been granted to employees and directors from authorized but unissued shares of common stock or treasury shares. The 2003 Plan is not active; however, the 2003 Plan continues to govern all outstanding awards granted under the 2003 Plan until the awards granted under the 2003 Plan are exercised or terminate in accordance with the terms of the awards. The 2012 Plan, most recently amended and approved by stockholders on April 24, 2020, authorizes 3.0 million shares of common stock for awards. The 2012 Plan also authorizes an additional 19,720 shares of common stock to the extent awards granted under prior stock plans that were outstanding as of April 24, 2020 are forfeited. The 2012 Plan provides for the following type of awards: options, restricted stock, restricted stock units and other stock-based awards. During the fourth quarter of 2019, additional shares of common stock were issued pursuant to separate inducement share agreements with two individuals as material inducement to their employment with the Company (the "Inducement Grants"). The Inducement Grants awarded stock options and restricted stock to the two individuals. Amounts shown below are inclusive of the Plans and the Inducement Grants.

The Company accounts for the expense of all share-based compensation by measuring the awards at fair value on the date of grant. The Company recognizes expense on a straight-line basis over the vesting period for awards that have cliff vesting, and on a graded vesting basis for time-restricted awards that have graded vesting. Options issued by the Company under its stock option plans have a term of ten years and generally vest ratably over a period of three to four years. Stock options issued under the current plan must have an exercise price that may not be less than the fair market value of the Company’s common stock on the date of grant.

Time-restricted stock awards are expensed over the vesting period of the award, which is typically two to three years. The number of performance-restricted award shares that ultimately vest depends upon achievement of certain targets over a performance period, as more fully described under "Performance-Restricted Shares" below. Performance-restricted awards with a market condition are expensed over the performance period, which is typically three years. Compensation expense for performance-restricted awards with a performance condition, granted prior to December 2018, was recorded based upon the service period and management's assessment of the probability of achieving performance goals. The Company estimates the grant date value of performance-restricted awards that contain a market condition using a Monte Carlo simulation model on the date of grant. The Plans provide for automatic acceleration of vesting in the event of a change in control of the Company.

The Company incurred equity compensation expense of $3.5 million, $2.9 million, and $2.1 million for the years ended December 31, 2020, 2019, and 2018, respectively, for all stock-based compensation plans, including restricted stock awards. No compensation costs were capitalized as part of inventory. The associated tax benefit realized was $0.5 million, $0.2 million, and $1.3 million for the years ended December 31, 2020, 2019, and 2018, respectively.

Stock Options

The fair value of each option granted was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	For the Year Ended December 31,
	2020	2019	2018
Risk-free interest rate	1.0%	1.7%	2.7%
Expected life	5.2 years	5.3 years	5.5 years
Expected volatility	43%	37%	34%
Expected dividend yield	—%	—%	—%

The following is a summary of outstanding and exercisable options:

	For the Year Ended December 31,
In thousands, except per share amounts	2020		2019		2018
Outstanding Options	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price	Shares	Weighted-Average Exercise Price
Outstanding at beginning of period	683	$27.15	623	$30.14	433	$33.37
Granted	180	17.37	242	19.35	246	21.49
Exercised	(102)	21.24	(40)	11.47	(54)	16.48
Forfeited or Expired	(273)	32.09	(142)	31.36	(2)	36.08
Outstanding at end of period	488	$22.03	683	$27.15	623	$30.14

Exercisable	179	$27.35	318	$33.01	254	$29.36
Unvested	309	$18.94	365	$22.04	369	$30.68

The total intrinsic value for options exercised during 2020 was $0.8 million and the associated tax benefit realized from stock options exercised was $0.2 million. The total intrinsic value for options exercised during 2019 was $0.4 million and the associated tax benefit realized from stock options exercised was $0.1 million. The total intrinsic value for options exercised during 2018 was $1.4 million and the associated tax benefit realized from stock options exercised was $0.3 million. The amount of cash received from the exercise of stock options was $2.5 million in 2020, $0.4 million in 2019, and $0.9 million in 2018.

At December 31, 2020, the total unrecognized compensation cost related to non-vested stock option awards was approximately $1.9 million, with a weighted average expected amortization period of 2.5 years. At December 31, 2020, the intrinsic value of exercisable stock options was $1.3 million, and the intrinsic value of unvested stock options was $3.6 million.

Time-Restricted Shares

Restricted stock includes both performance-based and time-based share awards. The following is a summary of the Company’s unvested time-based restricted shares:

	For the Year Ended December 31,
In thousands, except per share amounts	2020		2019		2018
Outstanding Time-Restricted Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested at the beginning of the period	159	$24.33	114	$37.67	80	$48.65
Granted	84	17.92	98	20.99	73	26.52
Vested	(37)	31.00	(23)	56.45	(31)	36.45
Forfeited or Expired	(29)	23.09	(30)	39.58	(8)	50.56
Unvested at the end of the period	177	$20.11	159	$24.33	114	$37.67

At December 31, 2020, the total unrecognized compensation cost related to unvested time-restricted shares was approximately $2.1 million, with a weighted-average expected amortization period of 1.8 years. The intrinsic value of unvested time-restricted shares at December 31, 2020 was $5.3 million.

Performance-Restricted Shares

The fair values of each performance-restricted share award that contains a market condition were estimated on the date of grant using a Monte Carlo simulation with the following weighted-average assumptions:

	For the Year Ended December 31,
	2020	2019	2018
Performance period	1/1/20-12/31/22	1/1/20-12/31/22	1/1/19 - 12/31/21
Compounded risk-free interest rate	0.9%	1.5%	2.7%
Lookback term	2.7 years	3.2 years	3.1 years
Historical volatility	51%	42%	35%
Peer group	S&P 600 Industrials Index	S&P 600 Industrials Index	S&P 600 Industrials Index
Expected dividend yield	—%	—%	—%

These performance-restricted awards vest according to the Company's relative Total Shareholder Return ("rTSR") performance as compared to the peer group over the performance period, according to the following table, where rTSR is calculated as ending stock price less beginning stock price, plus reinvested dividends, divided by beginning stock price:

Performance Level	Percentile Ranking	Vesting Percentage of Award
Maximum	75th Percentile or Higher	150%
Target	50th Percentile	100%
Threshold	25th Percentile	50%
Below Threshold	Below the 25th Percentile	—%

The following is a summary of all of the Company’s unvested performance-restricted shares:

	For the Year Ended December 31,
In thousands, except per share amounts	2020		2019		2018
Outstanding Performance-Restricted Shares	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value	Shares	Weighted-Average Grant-Date Fair Value
Unvested at the beginning of the period	129	$28.36	190	$36.63	139	$42.53
Granted	70	19.05	60	20.90	99	24.22
Vested	—	—	—	—	(48)	27.96
Forfeited or Expired	(57)	33.47	(121)	37.71	—	—
Unvested at the end of the period	142	$21.67	129	$28.36	190	$36.63

At December 31, 2020, the total unrecognized compensation cost related to unvested performance-restricted shares was approximately $1.6 million, with a weighted average expected amortization period of 2.1 years. The intrinsic value of unvested performance-restricted shares at December 31, 2020 was $4.0 million.

Stock Repurchases

During the year ended December 31, 2020, the Company acquired 11,329 shares of common stock valued at $0.3 million, through withholding, pursuant to provisions in agreements with recipients of restricted stock granted under the Company's equity compensation plans, which provide for the Company to withhold the number of shares having fair value equal to each recipient's tax withholding due.

14. RESTRUCTURING

In the third quarter of 2020, the Company’s Performance Materials segment undertook actions to discontinue production of a lower efficiency air filtration media product and, in turn, fully depreciated the supporting machinery and equipment in North America and consolidated certain product lines and began exiting underperforming facilities in Europe. These restructuring activities, which are projected to conclude in 2021, are expected to reduce operating costs, increase production efficiency, and enhance the Company’s flexibility by better aligning its manufacturing operations with the segment's customer base. Accordingly, the Company expects to record total pre-tax expenses of approximately $19.0 million to $21.0 million, primarily related to severance and employee retention expenses, in connection with these restructuring activities, of which approximately $13.2 million to $15.2 million are expected to result in cash expenditures. The Company incurred a total of $15.9 million as of December 31, 2020, of which $5.8 million were non-cash expenditures, which consisted of fully depreciating and/or amortizing long-lived assets and, to a lesser extent, writing-off inventory.

In North America, the Company permanently shut down two underperforming nonwoven manufacturing carded lines and ancillary equipment, originally acquired in 2018, that served commercial and residential HVAC markets with low to medium efficiency air filtration media. The Company experienced lower demand as a result of the COVID-19 pandemic, which accelerated a market shift from lower efficiency air filtration media to higher performance rated air filtration media. As a result, the Company recorded a pre-tax restructuring charge of $5.4 million, primarily due to accelerated depreciation of property, plant and equipment and other intangible assets. The Company does not anticipate incurring additional restructuring expenses related to the closure of these manufacturing carded lines.

The Company also undertook actions to consolidate global production facilities for sealing and advanced solutions products from five facilities to four, resulting in the closure of an underperforming facility in Germany. In the three-month period ended March 31, 2020, the Company performed an impairment analysis of the long-lived assets and determined that the carrying value of the assets exceeded their fair value and recorded an impairment charge of $12.4 million. See Note 6, “Goodwill and Other Intangible Assets” in these Notes to the Consolidated Financial Statements for additional information. The closure is expected to be completed in 2021. In addition, the Company decided to close a small volume membrane filtration production facility in the Netherlands. In the three-month period ended December 31, 2019, the Company performed an impairment analysis of long-lived assets for this facility and recorded an impairment charge of $1.2 million. The assets have been fully depreciated through December 31, 2020. The closure is expected to be completed in 2021.

As a result of the two facility closures in Europe, the Company recorded pre-tax restructuring charges of $10.5 million in 2020 consisting of severance costs, legal expenses, and inventory write-offs and anticipates it could incur an additional $3.1 million to $5.1 million in restructuring expenses, primarily related to severance costs from these facility closures.

In April 2017, the Company commenced a restructuring plan in the Technical Nonwovens segment which included plant consolidations and transfer of equipment to other facilities within the segment's Europe and China operations. The consolidation of certain plants, which concluded in the fourth quarter of 2019, reduced operating costs, increased efficiency and enhanced the Company’s flexibility by better aligning its manufacturing footprint with the segment's customer base. The Company recorded expenses of $3.7 million in connection with this restructuring plan, of which approximately $3.3 million resulted in cash expenditures over the period of consolidation. The Company also incurred cash expenditures of approximately $3.8 million for capital expenditures associated with this plan.

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

The following table summarizes the total restructuring charges by cost type:

In thousands	Severance and Related Expenses	Facility Exit and Asset Write-Off Expenses	Total
Expenses incurred during year ended:
December 31, 2018	$606	$1,691	$2,297
December 31, 2019	145	622	767
December 31, 2020	10,097	5,806	15,903
Total expenses	$10,848	$8,119	$18,967

For the year ended December 31, 2020, $15.9 million was included in restructuring expenses on the Company’s Consolidated Statements of Operations with $15.5 million recorded in the Performance Materials segment and $0.4 million recorded within Corporate Office expenses. For the years ended December 31, 2019 and 2018, $0.8 million and $2.3 million, respectively, was included in restructuring expenses on the Company’s Consolidated Statements of Operations, all within the Technical Nonwovens segment.

There were cash outflows of $1.2 million and $0.8 million for the restructuring programs for the years ended December 31, 2020 and 2019, respectively.

The following table summarizes the accrued liability balance by cost type for the restructuring actions:

In thousands	Total
December 31, 2018	$147
Pre-tax restructuring expenses, excluding depreciation	767
Cash paid	(806)
December 31, 2019	$108
Pre-tax restructuring expenses, excluding depreciation	10,097
Cash paid	(1,193)
Currency translation adjustments	419
December 31, 2020	$9,431

The above accrued liability balance was included in Restructuring liabilities on the Company’s Consolidated Balance Sheets.

15. SEGMENT INFORMATION

The Company is organized based on the nature of its products and is composed of three reportable segments each overseen by a segment manager. These segments are reflective of how the Company's Chief Executive Officer, who is its Chief Operating Decision Maker ("CODM"), reviews operating results for the purpose of allocating resources and assessing performance. The Company has not aggregated operating segments for purposes of identifying reportable segments. As of December 31, 2020, the operating segments were Performance Materials, Technical Nonwovens, and Thermal Acoustical Solutions.

Performance Materials Segment

The Performance Materials segment is a worldwide leader in delivering innovative specialty filtration, sealing and advanced materials solutions for demanding applications. Specifically, the segment’s offerings include: (1) specialty filtration media solutions for a variety of applications in the global air and liquid filtration market such as personal protective equipment (“PPE”), indoor air quality, life sciences, transportation, and industrial applications; (2) gasket materials and parts for a broad range of applications in the global sealing market for parts in large/heavy duty equipment for commercial, industrial, agriculture, and construction end markets; and, (3) advanced materials that include highly engineered insulation solutions for cryogenic storage of liquid hydrogen/nitrogen, energy storage, and advanced composite materials for aerospace and defense applications.

Technical Nonwovens Segment

The Technical Nonwovens segment is a global leader in engineered nonwoven materials for industrial filtration applications and advanced materials products. The primary industrial filtration markets include air pollution and emissions control, power generation, and liquid filtration solutions. Advanced materials products include geotextile felts for separation, reinforcement, filtration, drainage, and protection; thermal and acoustic insulation for transportation and automotive applications, and highly customized and technical solutions for acoustic media, medical, building & construction, and safety apparel. Specifically, the segment’s offerings include needle punched nonwoven and highly engineered felts made from a variety of synthetic fibers. Automotive media is provided to Tier 1 and Tier 2 suppliers as well as the Company's Thermal Acoustical Solutions segment.

Thermal Acoustical Solutions Segment

The Thermal Acoustical Solutions segment designs, manufactures, and distributes a full range of innovative engineered products tailored for the transportation and industrial sectors. These products shield sensitive components from high temperature environments, assist in the reduction of harmful emissions and reduce noise and vibration. Within the transportation sector, the Company's products are found in the interior, underbody, and underhood of cars, trucks, SUVs, heavy duty trucks, and recreational vehicles.

See the "Business" section in Part I, Item I of this Annual Report on Form 10-K for additional information regarding the Company's strategy and a more detailed description of the Company's segments.

SEGMENT RESULTS

Net sales by business segment is as follows:

Net Sales	For the Year Ended December 31,
In thousands	2020	2019	2018
Performance Materials Segment (1),(3):
Filtration Products	$119,969	$93,314	$93,089
Sealing and Advanced Solutions Products	144,676	152,166	76,128
Performance Materials Segment net sales	264,645	245,480	169,217
Technical Nonwovens Segment (2):
Industrial Filtration Products	119,367	144,320	157,606
Advanced Materials Products (3)	102,973	111,026	119,465
Technical Nonwovens Segment net sales	222,340	255,346	277,071
Thermal Acoustical Solutions Segment:
Parts	272,414	326,436	328,057
Tooling	22,393	35,141	37,370
Thermal Acoustical Solutions Segment net sales	294,807	361,577	365,427
Eliminations and Other (3)	(17,751)	(25,005)	(25,818)
Consolidated Net Sales	$764,041	$837,398	$785,897

Operating (loss) income by business segment is as follows:

Operating (Loss) Income	For the Year Ended December 31,
In thousands	2020	2019 (8)	2018
Performance Materials Segment (1),(4)	$(46,044)	$(59,804)	$13,139
Technical Nonwovens Segment (2),(5)	18,599	22,895	21,323
Thermal Acoustical Solutions Segment (6)	(871)	23,590	38,085
Corporate Office Expenses (7)	(33,749)	(25,506)	(23,359)
Consolidated Operating (Loss) Income	$(62,065)	$(38,825)	$49,188
Total assets by business segment is as follows:

Total Assets	At December 31,
In thousands	2020	2019	2018
Performance Materials Segment (1),(4)	$265,107	$325,164	$414,211
Technical Nonwovens Segment (2)	245,094	242,787	242,007
Thermal Acoustical Solutions Segment	215,562	199,218	201,509
Corporate Office	49,699	18,768	14,959
Total Assets	$775,462	$785,937	$872,686

Capital expenditures and depreciation and amortization by business segment are as follows:

	Capital Expenditures (11)			Depreciation and Amortization (10)
In thousands	2020	2019	2018	2020	2019	2018
Performance Materials Segment (1)	$19,185	$8,914	$11,288	$29,110	$25,118	$9,006
Technical Nonwovens Segment (2)	5,651	9,345	5,864	11,460	12,702	13,877
Thermal Acoustical Solutions Segment	7,553	17,858	11,934	12,704	10,168	9,190
Corporate Office	979	316	544	683	635	658
Total	$33,368	$36,433	$29,630	$53,957	$48,623	$32,731

Net sales and long-lived assets by geographical region is as follows:

	Net Sales			Long-Lived Assets
In thousands	2020	2019	2018	2020	2019 (9)	2018
United States (1),(4)	$420,129	$478,720	$422,222	$131,992	$138,265	$136,448
France (1)	79,343	75,313	66,579	22,289	13,723	13,219
Germany (1),(4)	112,466	124,402	125,796	33,827	44,116	25,873
United Kingdom	22,144	26,556	27,156	5,598	5,981	4,844
Canada (2)	74,347	76,535	87,622	31,293	29,667	25,614
China (1)	48,586	54,036	54,198	16,597	17,888	11,958
Other (1),(4)	7,026	1,836	2,324	1,758	3,211	4,085
Total	$764,041	$837,398	$785,897	$243,354	$252,851	$222,041

(1)The Performance Materials segment includes the financial results of Interface Performance Materials and Precision Custom Coatings for the periods since the dates of the respective acquisitions of August 31, 2018 and July 12, 2018, respectively.
(2)The Technical Nonwovens segment includes results of Texel Geosol, Inc. ("Geosol") through the date of disposition of May 9, 2019.
(3)Included in the Performance Materials Segment, Technical Nonwovens Segment and Eliminations and Other are the following:
•Technical Nonwovens segment intercompany-sales of $14.5 million, $21.0 million, and $22.2 million to the Thermal Acoustical Solutions segment for the years ended December 31, 2020, 2019, and 2018, respectively.
•Performance Materials segment intercompany sales of $3.3 million, $4.0 million, and $3.5 million to the Thermal Acoustical Solutions segment for the years ended December 31, 2020, 2019, and 2018, respectively.
(4)Included in the operating results within the Performance Materials segment are the following:
•$61.1 million and $64.2 million of impairment charges related to goodwill and other long-lived assets for the years ended December 31, 2020 and 2019, respectively.
•$15.5 million of restructuring charges for the year ended December 31, 2020.
•$15.8 million, $16.2 million, and $3.5 million of intangible assets amortization for the years ended December 31, 2020, 2019 and 2018, respectively.
•$2.0 million of purchase accounting adjustment related to inventory step-up for the year ended December 31, 2018.

(5)Included in the operating results within the Technical Nonwovens segment are the following:
•$4.8 million, $5.1 million, and $5.6 million of intangible assets amortization for the years ended December 31, 2020, 2019 and 2018, respectively.
•$0.8 million and $2.3 million of restructuring expenses for the years ended December 31, 2019 and 2018, respectively.
(6)Included in the operating results within the Thermal Acoustical Solutions segment is $0.5 million of severance costs for the year ended December 31, 2020.
(7)Included in the operating results within Corporate Office Expenses are the following:
•$2.3 million in CEO transition expenses for the year ended December 31, 2019.
•$3.1 million, $1.5 million, and $3.6 million in corporate strategic initiatives predominantly within Corporate Office Expenses for the years ended December 31, 2020, 2019 and 2018, respectively.
•$0.4 million of restructuring charges for the year ended December 31, 2020.
(8)Included in the operating results across all segments is a total of $1.9 million of reduction-in-force severance expenses for the year ended December 31, 2019.
(9)Effective January 1, 2019, the Company adopted ASU 2016-02, "Leases (Topic 842)", requiring the Company to recognize right-of-use assets totaling $23.1 million at December 31, 2019.
(10)Depreciation and Amortization excludes the amortization of debt issuance costs in connection with the Amended Credit Agreement. Total amortization expense for the years ended December 31, 2020, 2019, and 2018, was $1.0 million, $0.3 million, and $0.2 million, respectively. See Note 7, “Long-term Debt and Financing Arrangements” in these Notes to the Consolidated Financial Statements for additional information.
(11)Capital expenditures include the net change in non-cash activity included in accounts payable during the year ended December 31, 2020, 2019, and 2018 of $0.1 million, $(0.6) million and $1.7 million, respectively.

Foreign sales are based on the country in which the sales originated (i.e., where the Company’s legal entity is domiciled). No customer accounted for more than 10.0% of total net sales in 2020. During 2019, and 2018, sales to Ford Motor Company were $99.1 million, and $116.1 million, respectively, and accounted for 11.8%, and 14.8% of the Company’s consolidated net sales for the years ended December 31, 2019 and 2018, respectively. These sales were reported in the Thermal Acoustical Solutions segment. No other customers accounted for more than 10.0% of total net sales in 2020, 2019, and 2018.

16. INCOME TAXES

The provision for income taxes consists of the following:

	For the Year Ended December 31,
In thousands	2020	2019	2018
Current:
Federal	$(6,551)	$3,505	$3,739
State	49	381	498
Foreign	4,124	4,479	3,788
Total current	$(2,378)	$8,365	$8,025
Deferred:
Federal	$(3,622)	$(12,481)	$2,646
State	(1,719)	(1,442)	380
Foreign	886	(858)	(2,598)
Total deferred	(4,455)	(14,781)	428
Provision (Benefit) for income taxes	$(6,833)	$(6,416)	$8,453

The following is a reconciliation of the difference between the actual provision for income taxes and the provision computed by applying the federal statutory tax rate on earnings:

	For the Year Ended December 31,
	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
State income taxes, net of federal benefit	0.9	2.7	1.6
Valuation allowances for deferred tax assets, including state	(3.7)	(4.4)	(1.3)
Research and development credits	0.3	0.7	(1.3)
Capitalized transaction costs	—	—	0.6
Stock based compensation	(0.8)	(0.1)	(0.7)
Goodwill Impairment	(12.3)	(19.6)	—
Foreign income taxed at lower rates	—	2.4	(1.6)
Reserves for uncertain tax positions	2.3	0.3	—
Repatriation of foreign undistributed earnings	—	—	1.6
CARES Act carryback benefit	1.4	—	—
Pension plan settlement	—	5.9	—
Other	(0.6)	(0.6)	(0.4)
Effective income tax rate	8.5%	8.3%	19.5%

On March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act") was signed into law. The legislation had sweeping effects including various types of economic relief for impacted businesses and industries. One such relief provision was a five-year carryback for net operating losses arising in 2020. The Company will utilize the carryback provision and carryback losses generated in 2020 to the 2015 tax year. Income generated in 2015 was taxed at 35%, resulting in an immediate permanent benefit to the effective tax rate.

In 2020, the Company had a pre-tax loss primarily resulting from goodwill and other long-lived asset impairment charges of $61.1 million. The impairment significantly impacted the Company's effective tax rate because goodwill impairment expense is not deductible for income tax purposes, resulting in a low effective tax rate in 2020 when in a pre-tax loss position. Additionally, the effective rate was negatively impacted by valuation allowance activity of $3.0 million. The negative impacts were offset by tax benefits of $1.8 million related to statutes expiring on uncertain tax position reserves and $1.1 million related to net operating loss carrybacks in the U.S. that were realized through the passage of the CARES Act.

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

The following schedule presents net current and net long-term deferred tax assets and liabilities by tax jurisdiction as of December 31, 2020 and 2019:

Deferred tax assets:	At December 31,
In thousands	2020	2019
Foreign	$1,260	$1,933
Totals	$1,260	$1,933

Deferred tax liabilities:	At December 31,
In thousands	2020	2019
Federal	$21,464	$26,992
State	1,027	2,902
Foreign	4,683	4,667
Totals	$27,174	$34,561

Net deferred tax assets (liabilities) consisted of the following:

	At December 31,
In thousands	2020	2019
Deferred tax assets:
Accounts receivable	$438	$377
Financial Hedging Instruments	2,774	1,491
Interest Expense Carryovers	—	2,371
Inventories	1,952	1,845
Net operating loss carryforwards	13,553	8,478
Operating lease	5,797	6,001
Other accrued liabilities	4,270	5,905
Pension	5,125	4,274
Tax Credits	1,498	2,015
Total deferred tax assets	35,407	32,757
Deferred tax liabilities:
Intangible assets	17,694	21,990
Right of use assets	5,797	6,001
Property, plant and equipment	24,844	28,177
Total deferred tax liabilities	48,335	56,168
Valuation allowance	12,986	9,217
Net deferred tax liabilities	$(25,914)	$(32,628)

For the years ended December 31, 2020, 2019, and 2018, (loss) income before income taxes was derived from the following sources:

	For the Year Ended December 31,
In thousands	2020	2019	2018
United States	$(68,895)	$(73,539)	$33,928
Foreign	(11,700)	(3,538)	9,337
Total (loss) income before income taxes	$(80,595)	$(77,077)	$43,265

At December 31, 2020, the Company had approximately $4.0 million of state net operating loss carryforwards which expire between 2027 and 2036 for which a full valuation allowance has been recorded. In addition, at December 31, 2020, the Company had $1.7 million of state tax credit carryforwards that expire between 2021 and 2030. As of

December 31, 2020, the Company has recorded a valuation allowance against the full amount of its state tax credit carryforwards. The Company also has $7.3 million of foreign net operating loss carryforwards in China, $23.7 million of net operating loss carryforwards in Germany, $0.9 million of net operating loss carryforwards in the Netherlands, $0.3 million of net operating loss carryforwards in France, and $2.0 million of net operating loss carryforwards in India. The Netherlands’ net operating losses expire between the years 2023 and 2025, the China net operating losses expire between the years 2021 and 2024, and the India net operating losses expire between the years 2027 and 2028. A valuation allowance is recorded against the net operating losses in Germany, China, the Netherlands, and India for the portion of its net operating losses that future realization is not reasonably assured. The Company evaluates and weighs the positive and negative evidence present at each period. The Company will continue to monitor the realization criteria based on future operating results.

As of December 31, 2020, the Company maintains its intention to distribute certain earnings of its foreign subsidiaries that have been previously taxed in the U.S. and has recorded taxes associated with this position. For the remainder of the undistributed foreign earnings, unless it is tax efficient to repatriate, the Company will continue to permanently reinvest these earnings. As of December 31, 2020, such undistributed earnings were approximately $3.7 million. The Company estimates that the amount of tax that would be payable on the undistributed earnings if repatriated to the United States could be up to $0.5 million. This amount may vary in the future due to a variety of factors including future tax law changes, future earnings and statutory taxes paid by foreign subsidiaries, and ongoing tax planning strategies by the Company.

The Company and its subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the U.S., China, France, Germany, Hong Kong, The Netherlands, Canada, India and the U.K. Within the next fiscal year, the Company expects to conclude certain income tax matters through the year ended December 31, 2017 and it is reasonably expected that net unrecognized benefits of $0.1 million may be recognized. The total amount of unrecognized tax benefits that would affect the effective tax rate if recognized is $1.7 million as of December 31, 2020. However, $0.2 million of the unrecognized tax benefits, if recognized, would be offset in pre-tax income by the reversal of indemnification assets due to the Company. The Company is no longer subject to U.S. federal examinations for years before 2017, state and local examinations for years before 2016, and non-U.S. income tax examinations for years before 2013.

A reconciliation of the beginning and ending amount of unrecognized tax benefits is as follows:

	At December 31,
In thousands	2020	2019
Unrecognized tax benefits at beginning of year	$3,212	$3,563
Decreases relating to positions taken in prior periods	(31)	(36)
Decreases due to lapse of statute of limitations	(1,463)	(315)
Unrecognized tax benefits at end of year	$1,718	$3,212

The Company recognizes the interest accrued and the penalties related to unrecognized tax benefits as a component of tax expense. The Company accrued interest and penalties of $0.1 million and $0.2 million as of December 31, 2020 and 2019, respectively.

17. COMMITMENTS AND CONTINGENCIES

The Company is subject to legal proceedings, claims, investigations, and inquiries that arise in the ordinary course of business such as, but not limited to, actions with respect to commercial, intellectual property, employment, personal injury, and environmental matters. While the outcome of any matter is inherently uncertain and the Company cannot be sure that it will prevail in any of the cases, subject to the matters referenced below, the Company is not aware of any matters pending that are expected to be material with respect to the Company’s business, financial position, results of operations or cash flows.

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

ENVIRONMENTAL MATTERS

Rochester, New Hampshire

In the fourth quarter of 2016, as part of a groundwater discharging permitting process, water samples collected from wells and process water basins at the Company’s Rochester, New Hampshire manufacturing facility, within the Performance Materials segment, showed concentrations of Perfluorinated Compounds (“PFCs”) in excess of state ambient groundwater quality standards. In January 2017, the Company received a notification from the State of New Hampshire Department of Environmental Services (“NHDES”) naming Lydall Performance Materials, Inc. a responsible party with respect to the discharge of regulated contaminants and, as such, required the Company to take action to investigate and remediate the impacts in accordance with standards established by the NHDES. The Company conducted a site investigation, the scope of which was reviewed by the NHDES, in order to assess the extent of potential soil and groundwater contamination and develop a remedial action. Based on input received from NHDES in 2017 with regard to the scope of the site investigation, the Company recorded $0.2 million of expense. In 2018, the Company received a response from the NHDES to the site investigation report outlining proposed remedial actions. The Company recorded an additional $0.1 million of expense in 2018 associated with the expected costs to remediate the impacts of the discharge of regulated contaminants in accordance with standards established by the NHDES. During 2018, the environmental liability was fully reduced reflecting payments made to vendors, resulting in no balance at December 31, 2018. Additionally, the Company incurred $0.2 million of capital expenditures in 2018 in relation to the lining of the Company's freshwater waste lagoons. In the three-month period ended September 30, 2019, the Company reviewed interim remedial actions with the NHDES. The Company cannot be sure that costs will not exceed the current estimates until this matter is closed with the NHDES, nor that any future corrective action at this location would not have a material effect on the Company’s financial condition, results of operations or cash flows. The site investigation is ongoing. At December 31, 2020, the Company had no amounts accrued for these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

Hoosick Falls, New York

In December 2018, the New York State Department of Environmental Conservation (“NYDEC”) informed the Company that the newly acquired Interface site located at Hoosick Falls, NY will be the subject of an investigation in to the possibility of it being an inactive hazardous disposable waste site. The letter specifically references perfluorinated compounds or per- and polyfluoroalkyl substances (“PFAS”) that have been detected in a nearby water supply, soil and/or surface water.  Notably, the PFAS contamination has been identified in the Hoosick Falls area for some time and other large manufacturers in the area have previously been identified as a source.  The NYDEC approved a site characterization plan in December 2019. The Company recorded an accrued expense of $0.3 million in the three-month period ended December 31, 2019 as a result of the site characterization plan preparation and site characterization activities, which will continue into 2021. The Company does not know the scope or extent of its future obligations, if any, that may arise from the site investigation and therefore is unable to estimate the cost of any corrective action. Accordingly, the Company cannot assure that the costs of any future corrective action at this location would not have a material effect on the Company's financial condition, results of operations or cash flows. At December 31, 2020, the Company had no amounts accrued for these environmental remediation activities. Although it is reasonably possible that additional costs will be paid in connection with the resolution of this matter, the Company is unable to estimate the amount of such additional costs, if any, at this time.

ASSET RETIREMENT OBLIGATIONS

The Company accounts for asset retirement obligations by recognizing the fair value of the related liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be determined. At December 31, 2020, the Company had combined asset retirement obligations of $0.8 million, which are associated with the estimated costs to remove/remediate asbestos materials from various locations. The initial measurement of the asset retirement obligations was recorded as a liability at its fair value, with an offsetting asset retirement cost recorded as an increase to the related property and equipment, which is being depreciated using a systematic and rational method similar to the approach used for the associated property and equipment. The Company also has an asset retirement obligation with an offset to goodwill as the estimated costs were derived from known required remediation obligations as of the acquisition date of Interface Performance Materials on August 31, 2018. The Company has been performing ongoing remediation activity, which offsets the liability associated with the respective asset retirement obligations.

18. (LOSS) EARNINGS PER SHARE

For the years ended December 31, 2020, 2019, and 2018, basic earnings per share were computed by dividing net (loss) income by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted shares are excluded from this calculation but are included in the diluted earnings per share calculation using the treasury stock method as long as their effect is not anti-dilutive.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share:

	For the Year Ended December 31,
In thousands	2020	2019	2018
Basic average common shares outstanding	17,379	17,271	17,204
Effect of dilutive options and restricted stock awards	—	—	126
Diluted average common shares outstanding	17,379	17,271	17,330

Dilutive stock options totaling 42,716 and 54,828 shares of Common Stock were excluded from the diluted per share computations for the years ended December 31, 2020 and 2019, respectively as the Company reported net losses during those periods and, therefore, the effective of including these options would be anti-dilutive.

For the years ended December 31, 2020, 2019, and 2018, stock options for 705,450, 573,920 and 455,515 shares of Common Stock, respectively, were not considered in computing diluted earnings per common share as the stock options were considered anti-dilutive.

19. CHANGES IN ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The following table discloses the changes by classification within accumulated other comprehensive income (loss) for the years ended December 31, 2020, 2019 and 2018:

	For the Year Ended December 31,
In Thousands	2020	2019	2018
Foreign currency translation:
Beginning balance	$(18,022)	$(18,458)	$(2,221)
Net gain (loss) on foreign currency translation	14,508	436	(16,237)
Other comprehensive income (loss), net of tax	14,508	436	(16,237)
Ending balance	(3,514)	(18,022)	(18,458)

Pension and other postretirement benefit plans:
Beginning balance	(3,080)	(22,253)	(18,049)
Changes in net actuarial loss (1)	(2,854)	(222)	(4,998)
Amounts reclassified from accumulated other comprehensive loss (2)	326	19,395	794
Other comprehensive (loss) income, net of tax	(2,528)	19,173	(4,204)
Ending balance	(5,608)	(3,080)	(22,253)

Unrealized loss on derivative instruments:
Beginning balance	(4,877)	(1,974)	122
Net loss on derivative instruments (3)	(6,114)	(2,903)	(2,096)
Amounts reclassified from accumulated other comprehensive loss (4)	1,771	—	—
Other comprehensive loss, net of tax	(4,343)	(2,903)	(2,096)
Ending balance	(9,220)	(4,877)	(1,974)

Total accumulated other comprehensive loss	$(18,342)	$(25,979)	$(42,685)

(1)Amounts represent the net actuarial losses arising from the Company's pension and postretirement benefit obligations, net of tax impact of $0.9 million in 2020, less than $0.1 million in 2019, and $1.5 million in 2018. See Note 12, "Employer Sponsored Benefit Plans" in these Notes to the Consolidated Financial Statements.

(2)For the year ended December 31, 2020, amount represents the settlement of the ISS Pension Plan in the three-month period ended March 31, 2020 of $0.3 million, net of $0.1 million tax impact, and routine amortization of actuarial gains and losses in net periodic benefit cost and other activity of less than $0.1 million, net of less than $0.1 million tax impact. For the year ended December 31, 2019, amount represents the settlement of the Lydall Pension Plan in the second quarter of 2019 of $19.0 million, net of $11.5 million tax impact, and routine amortization of actuarial losses in net periodic benefit cost during the first five months of fiscal year 2019 prior to the plan termination of $0.4 million, net of $0.1 million tax impact. For the year ended December 31, 2018, amount represents routine amortization of actuarial losses in net periodic benefit cost of $0.8 million, net of $0.2 million tax impact.

(3)Amounts represent unrealized losses on the fair value of hedging activities, net of tax impact of $1.8 million, $0.9 million and $0.6 million for the years ended December 31, 2020, 2019 and 2018, respectively.

(4)Amount represents the impact of de-designation of the interest rate swap agreement, net of tax impact of $0.5 million for the year ended December 31, 2020.

20. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of these financial statements. No material subsequent events were identified that require disclosure.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
Under the supervision and with the participation of management, including the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer, the Company has, pursuant to Rule 13a-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined under Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, the Company’s President and Chief Executive Officer and its Executive Vice President and Chief Financial Officer have concluded that, as of December 31, 2020, the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting
There has been no change in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three-month period ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management has assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. In making its assessment, management has utilized the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") in Internal Control - Integrated Framework (2013 Framework). Management concluded that based on its assessment, the Company’s internal control over financial reporting was effective as of December 31, 2020. The effectiveness of the Company's internal control over financial reporting as of December 31, 2020 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Information required by this Item is incorporated by reference from the sections entitled “Proposal 1 — Election of Directors,” “Corporate Governance” and, if applicable, “Delinquent Section 16(a) Reports” of the definitive Proxy Statement of Lydall, Inc. (the “2021 Proxy Statement”) to be filed with the Commission within 120 days of the fiscal year ended December 31, 2020 in connection with the Annual Meeting of Stockholders to be held on April 20, 2021. Information regarding the Executive Officers of the Company is contained in this Annual Report on Form 10-K.

The Company’s Code of Ethics and Business Conduct for all employees and its Code of Ethics for the Chief Executive Officer, Senior Financial Officers and all Accounting and Financial Personnel can be obtained free of charge on the Company’s website under the Corporate Governance section or by contacting the Office of the General Counsel, P.O. Box 151, Manchester, CT 06045-0151 or One Colonial Road, Manchester, CT 06042-2307.

The Company intends to post on its website all disclosures that are required by law or the New York Stock Exchange listing standards concerning any amendments to, or waivers from, the provisions of these documents.

ITEM 11.	EXECUTIVE COMPENSATION

Information required by this Item is incorporated by reference from the sections entitled “2020 Director Compensation,” “Compensation Discussion and Analysis,” “Executive Compensation Tables,” and “Corporate Governance" subsection "Compensation Committee Interlocks and Insider Participation" of the 2021 Proxy Statement.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information about security ownership of certain beneficial owners and management appears under "Securities Ownership of Directors, Certain Officers and 5% Beneficial Owners" of the 2021 Proxy Statement. That portion of the 2021 Proxy Statement is incorporated by reference into this Item 12.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following table provides information as of December 31, 2020, concerning Common Stock issuable under the Company's equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants, and rights (a)	Weighted average exercise price of outstanding options, warrants, and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	576,128	$14.28	1,444,028
Equity compensation plans not approved by security holders (1)	231,372	10.90	—
Total	807,500	$13.31	1,444,028

(1)
In November 2019, Lydall granted long-term incentive (“LTI”) stock awards pursuant to the inducement grant exception under NYSE Listing Company Manual Rule 303A.08 and not pursuant to the Company’s 2012 Stock Incentive Plan, or any other equity compensation plan of the Company. These LTI awards consisted of nonqualified stock options, performance-based restricted stock awards, and time-based restricted stock awards as inducement grants issued by the Company to two employees in connection with the commencement of such employees’ employment with the Company. The features of these awards are similar in nature to the nonqualified stock options and restricted stock awards issued under the 2012 Stock Incentive Plan. The options and time-based awards vest over four-year and three-year periods from the date of grant, respectively, based on continued service. The performance-based awards vest upon certification by the Compensation Committee that the Company has achieved a three-year Relative Total Shareholder Return (as defined in Note 13, “Equity Compensation Plans”, in the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Annual Report on Form 10-K) during the performance period from January 2020 through December 2022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information required by this Item is incorporated by reference from the section entitled “Corporate Governance" subsections "Independence Determination,” “Related Party Transactions,” and “Compensation Committee Interlocks and Insider Participation” of the 2021 Proxy Statement.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Information required by this Item is incorporated by reference from the section entitled “Proposal 3 — Ratification of Appointment of Independent Auditors” subsection "Principal Fees and Services" of the 2021 Proxy Statement.

PART IV

ITEM 15.	FINANCIAL STATEMENT SCHEDULES, EXHIBITS

(a)(1) FINANCIAL STATEMENTS.

Page Number in Form 10-K
See the Consolidated Financial Statements included in Part II, Item 8, Financial Statements and Supplementary Data, of this Annual Report on Form 10-K.	58

(a)(2) FINANCIAL STATEMENT SCHEDULE.

LYDALL, INC.
SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
FOR THE YEAR ENDED DECEMBER 31, 2020, 2019 AND 2018

In thousands	Balance at January 1,	Charged to Costs and Expenses	Other (2)	Deductions		Balance at December 31,
2020
Allowance for doubtful receivables	$1,842	$1,993	$105	$(1,538)	(1)	$2,402
Tax valuation allowances	9,217	4,861	785	(1,877)	(3)	12,986
2019
Allowance for doubtful receivables	$1,440	$1,036	$(11)	$(623)	(1)	$1,842
Tax valuation allowances	5,964	3,328	(75)	—	(3)	9,217
2018
Allowance for doubtful receivables	$1,507	$785	$(58)	$(794)	(1)	$1,440
Tax valuation allowances	5,709	3,859	(192)	(3,412)	(3)	5,964

(1)Recoveries and write-off of bad debts.
(2)Foreign currency translation and other adjustments.
(3)Reduction to income tax expense.

(a)(3) EXHIBITS.

Page Number in Form 10-K
Index to the exhibits included herein or incorporated by reference.	115

LYDALL, INC.
INDEX TO EXHIBITS

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

4.1	Certain long-term debt instruments, each representing indebtedness in an amount equal to or less than 10 percent of the Registrant’s total consolidated assets, have not been filed as exhibits to this Annual Report on Form 10-K. The Registrant will file these instruments with the Commission upon request.
4.3	Description of the Company's Common Stock, filed as Exhibit 4.3 to the Registrant's Annual Report on Form 10-K dated February 26, 2020 and incorporated herein by reference.
10.1*	Employment Agreement with Chad A. McDaniel dated May 8, 2013, filed as Exhibit 10.5 to the Registrant's Annual Report on Form 10-K dated March 5, 2014 and incorporated herein by reference.
10.2*
Lydall, Inc. Annual Incentive Performance Program adopted March 30, 2016 and effective January 1, 2016, filed as Exhibit 99.1 to the Registrant's Form 8-K dated April 1, 2016 and incorporated herein by reference.

10.3	Form of Indemnification Agreement between Lydall, Inc. and non-employee directors, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated June 19, 2009 and incorporated herein by this reference.
10.4*	Amended and Restated Lydall 2003 Stock Incentive Compensation Plan, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q dated May 2, 2011 and incorporated herein by this reference.
10.5*	Lydall 2012 Stock Incentive Plan, filed as Exhibit A to the Registrant’s Definitive Proxy Statement dated March 16, 2012 and incorporated herein by this reference.
10.6*
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

10.8*
Form of Restricted Stock Award Agreement (Under the Lydall 2012 Stock Incentive Plan) for U.S. Employees, filed as Exhibit 10.8 to the Registrant’s to the Registrant’s Form 10-Q dated August 1, 2012 and incorporated herein by this reference.

10.9*
Form of Non-Qualified Stock Option Agreement (Under the Lydall 2012 Stock Incentive Plan) for Netherlands employees, filed as Exhibit 10.10 to the Registrant’s Form 10-Q dated August 1, 2012 and incorporated herein by this reference.

10.10*
Form of Non-Qualified Stock Option Agreement (Under the Lydall 2012 Stock Incentive Plan) for French employees, filed as Exhibit 10.11 to the Registrant’s Form 10-Q dated August 1, 2012 and incorporated herein by this reference.

10.11*
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

10.13*
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

10.16*
Amended and Restated Form of Lydall, Inc. Performance Share Award Agreement (Three-Year Period) for U.S. employees, filed as Exhibit 10.22 to the Registrant's Annual Report on Form 10-K dated February 26, 2019 and incorporated herein by this reference.

10.17
Joinder and Second Amendment and Reaffirmation of Guaranty Agreement, dated July 7, 2016, by and among Lydall, Inc., as borrower, and Bank of America, N.A., as Agent for the Lenders, filed as Exhibit 99.2 to the Registrant's From 8-K dated July 12, 2016 and incorporated herein by reference.

10.18
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

10.19
Amended and Restated Guaranty Agreement, dated February 18, 2014, by and among Lydall Thermal/Acoustical, Inc., Lydall Filtration/Separation, Inc., Lydall International, Inc., and Bank of America, N.A., filed as Exhibit 10.3 to the Registrant’s Form 8-K dated February 24, 2014 and incorporated herein by reference.

10.20
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

10.22*
Amendment No. 1 to the Agreement, dated February 24, 2016, between the Company and Joseph A. Abbruzzi, amending that certain Employment Agreement dated March 31, 2014, filed as Exhibit 10.32 to the Registrant's Annual Report on Form 10-K dated February 24, 2016 and incorporated herein by reference.

10.23*
Amendment No. 1 to the Agreement, dated February 24, 2016, between the Company and James V. Laughlan, amending that certain Employment Agreement dated August 3, 2015, filed as Exhibit 10.33 to the Registrant's Annual Report on Form 10-K dated February 24, 2016 and incorporated herein by reference.

10.24*
Second Amended and Restated Credit Agreement, dated August 31, 2018, by and among Lydall, Inc., as borrower, the Guarantors named therein, and Bank of America, N.A., as Agent for the Lenders, filed as Exhibit 10.2 to the registrant's Form 8-K dated September 7, 2018 and incorporated herein by reference.

10.25*
Second Amended and Restated Security Agreement, dated August 31, 2018 by and between Lydall, Inc., and Bank of America, N.A., filed as Exhibit 10.3 to the registrant's Form 8-K dated September 7, 2018 and incorporated herein by reference.

10.26*
Second Amended and Restated Security Agreement, dated August 31, 2018 by and between Lydall Thermal/Acoustical, Inc., and Bank of America, N.A., filed as Exhibit 10.4 to the registrant's Form 8-K dated September 7, 2018 and incorporated herein by reference.

10.27*
Second Amended and Restated Security Agreement, dated August 31, 2018 by and between Lydall Performance Materials, Inc. (formerly known as Lydall Filtration/Separation, Inc.), and Bank of America, N.A., filed as Exhibit 10.5 to the registrant's Form 8-K dated September 7, 2018 and incorporated herein by reference.

10.28
Second Amended and Restated Security Agreement, dated August 31, 2018 by and between Lydall International, Inc., and Bank of America, N.A., filed as Exhibit 10.6 to the registrant's Form 8-K dated September 7, 2018 and incorporated herein by reference.

10.29
Amended and Restated Security Agreement, dated August 31, 2018 by and between Lydall Southern Felt Company, Inc., and Bank of America, N.A., filed as Exhibit 10.7 to the registrant's Form 8-K dated September 7, 2018 and incorporated herein by reference.

10.30
Security Agreement, dated August 31, 2018, by and between Lydall North America LLC, and Bank of America, N.A., filed as Exhibit 10.8 to the registrant's Form 8-K dated September 7, 2018 and incorporated herein by reference.

10.31
Security Agreement, dated August 31, 2018, by and between Susquehanna Capital Acquisition Co., and Bank of America, N.A., filed as Exhibit 10.9 to the registrant's Form 8-K dated September 7, 2018 and incorporated herein by reference.

10.32
Security Agreement, dated August 31, 2018, by and between Interface Performance Materials, Inc., and Bank of America, N.A., filed as Exhibit 10.10 to the registrant's Form 8-K dated September 7, 2018 and incorporated herein by reference.

10.33
Security Agreement, dated August 31, 2018, by and between Interface Sealing Solutions, Inc., and Bank of America, N.A., filed as Exhibit 10.11 to the registrant's Form 8-K dated September 7, 2018 and incorporated herein by reference.

10.34*	Employment Agreement with Randall B. Gonzales dated March 12, 2018, filed as Exhibit 10.1 to the Registrant’s Form 10-Q dated May 1, 2018 and incorporated herein by this reference.
10.35	Offer letter for Randall B. Gonzales dated January 5, 2018, filed as Exhibit 10.2 to the Registrant’s Form 10-Q dated May 1, 2018 and incorporated herein by this reference.
10.36*	Employment Agreement with Sara A. Greenstein, dated as of October 11, 2019, filed as Exhibit 10.1 to the Registrant’s Form 8-K dated October 15, 2019 and incorporated herein by this reference.
10.37*	Indemnification Agreement with Sara A. Greenstein, dated as of October 11, 2019, filed as Exhibit 10.2 to the Registrant’s Form 8-K dated October 15, 2019 and incorporated herein by this reference.
10.38*	Separation and Transition Agreement with Dale G. Barnhart, dated October 11, 2019, filed as Exhibit 10.3 to the Registrant’s Form 8-K dated October 15, 2019 and incorporated herein by this reference.
10.39*
Employment Agreement with Robert B. Junker, dated as of October 14, 2019, filed as Exhibit 10.50 to the Registrant's Annual Report on Form 10-K dated February 26, 2020 and incorporated herein by this reference.

10.40
First Amendment to Second Amended and Restated Credit Agreement, dated December 6, 2019, by and among Lydall, Inc., as borrower, the Guarantors named therein, and Bank of America, N.A., as Agent for the Lenders, filed as Exhibit 10.53 to the registrant's Form 10-K dated February 26, 2020, and incorporated herein by this reference.

10.41
Second Amendment to Second Amended and Restated Credit Agreement, dated February 14, 2020, by and among Lydall, Inc., as borrower, the Guarantors named therein, and Bank of America, N.A., as Agent for the Lenders, filed as Exhibit 10.54 to the registrant's Form 10-K dated February 26, 2020, and incorporated herein by this reference.

10.42
Third Amendment to Second Amended and Restated Credit Agreement, dated May 11, 2020, by and among Lydall, Inc., as borrower, the Guarantors named therein, and Bank of America, N.A., as Agent for the Lenders, filed as Exhibit 10.1 to the registrant's Form 10-Q dated May 11, 2020, and incorporated herein by this reference.

10.43
Fourth Amendment to Second Amended and Restated Credit Agreement, dated October 14, 2020, by and among Lydall, Inc., as borrower, the Guarantors named therein, and Bank of America, N.A., as Agent for the Lenders, filed as Exhibit 10.2 to the registrant's Form 10-Q dated October 27, 2020, and incorporated herein by this reference.

10.44*	Employment Agreement with John J. Tedone, dated as of May 5, 2020, filed herewith.
10.45*	Employment Agreement with Ashish Diwanji, dated as of April 20, 2020, filed herewith.
10.46*	Employment Agreement with Tony Justice, dated as of January 11, 2021, filed herewith.
10.47*	Employment Agreement with David Glenn, dated as of September 1, 2017, filed herewith.
10.48*
Amendment No. 1 to the Agreement, dated December 23, 2020, between the Company and David Glenn, amending that certain Employment Agreement dated September 1, 2017, filed as Exhibit 10.47 to the Registrant's Annual Report on Form 10-K dated February 25, 2021, filed herewith.

10.49	Lydall, Inc. Annual Incentive Performance Program adopted February 21, 2021 and effective January 1, 2021, filed herewith.
10.50	Form of Lydall, Inc. Performance Share Award Agreement (Three-Year Period) for employees dated February 21, 2021, filed herewith.
14.1	Lydall’s Code of Ethics and Business Conduct, as amended, and the supplemental Code of Ethics for the Chief Executive Officer, Senior Financial Officers and All Accounting and Financial Personnel, as amended, each can be accessed on Lydall’s website at www.lydall.com under the Corporate Governance section.
21.1	List of subsidiaries of the Registrant, filed herewith.
23.1	Consent of PricewaterhouseCoopers LLP, filed herewith.
24.1	Power of Attorney, dated February 18, 2021 authorizing Randall B. Gonzales to sign this Annual Report on Form 10-K on behalf of each member of the Board of Directors indicated therein, filed herewith.
31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934 as principal executive officer, filed herewith.
31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934 as principal executive officer, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

*	Management contract or compensatory plan.

Other schedules for which provision is made in the applicable accounting regulations of the Securities and Exchange Commission are not required under the related instructions, are inapplicable or are presented in the “Notes to Consolidated Financial Statements” and therefore have been omitted.

ITEM 16.	FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Lydall, Inc. has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

LYDALL, INC.
February 23, 2021	By:	/s/ Randall B. Gonzales
Randall B. Gonzales Executive Vice President and Chief Financial Officer and Treasurer (Principal Financial Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Lydall, Inc. in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Sara A. Greenstein	President, Chief Executive Officer and Director (Principal Executive Officer)	February 23, 2021
Sara A. Greenstein

/s/ Randall B. Gonzales	Executive Vice President, Chief Financial Officer and Treasurer (Principal Financial Officer)	February 23, 2021
Randall B. Gonzales

/s/ John J. Tedone	Vice President, Finance and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2021
John J. Tedone

/s/ Randall B. Gonzales		February 23, 2021
Randall B. Gonzales
Attorney-in-fact for:
David G. Bills	Director
Kathleen Burdett	Director
James J. Cannon	Director
Matthew T. Farrell	Director
Marc T. Giles	Chairman of the Board of Directors
Suzanne Hammett	Director
S. Carl Soderstrom, Jr.	Director