Form 10-Q
period 2021-03-31
LYDALL INC /DE/
filed 2021-04-27
CIK 60977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total Shares outstanding April 15, 2021	18,018,995

LYDALL, INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LYDALL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Net sales	$227,099	$200,527
Cost of sales	178,550	161,959
Gross profit	48,549	38,568
Selling, product development and administrative expenses	35,633	33,027
Impairment of goodwill and other long-lived assets	—	61,109
Restructuring expenses	777	—
Operating income (loss)	12,139	(55,568)
(Gain) loss on the sale of a business	698	—
Employee benefit plans settlement expenses	—	385
Interest expense	3,448	2,857
Other (income) expense, net	86	(418)
Income (loss) before income taxes	7,907	(58,392)
Income tax expense (benefit)	2,821	(2,015)
(Income) loss from equity method investment	(8)	44
Net income (loss)	$5,094	$(56,421)
Earnings (loss) per share:
Basic	$0.29	$(3.25)
Diluted	$0.28	$(3.25)
Weighted average number of common shares outstanding:
Basic	17,545	17,336
Diluted	17,888	17,336

See accompanying notes to condensed consolidated financial statements.

LYDALL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Net income (loss)	$5,094	$(56,421)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	(3,014)	(9,957)
Pension liability adjustment, net of taxes of $0.1 million and $0.1 million, respectively	365	331
Unrealized gain (loss) on hedging activities, net of taxes of $0.9 million and $0.1 million, respectively	3,018	446
Other comprehensive income (loss)	369	(9,180)
Total comprehensive income (loss)	$5,463	$(65,601)

See accompanying notes to condensed consolidated financial statements.

LYDALL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts) (Unaudited)

	March 31, 2021	December 31, 2020
Assets
Current assets:
Cash and cash equivalents	$88,717	$102,176
Accounts receivable, net of allowance for doubtful accounts of $2,313 and $2,402, respectively	135,464	116,947
Contract assets	25,959	32,403
Inventories	81,448	78,996
Taxes receivable	10,031	6,652
Prepaid expenses	4,937	4,870
Other current assets	7,922	7,348
Total current assets	354,478	349,392
Property, plant and equipment, at cost	505,573	506,509
Accumulated depreciation	(295,557)	(291,996)
Property, plant and equipment, net	210,016	214,513
Operating lease right-of-use assets	26,163	22,243
Goodwill	87,195	87,595
Other intangible assets, net	90,796	95,121
Other assets, net	6,729	6,598
Total assets	$775,377	$775,462
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$9,789	$9,789
Accounts payable	113,416	101,905
Accrued payroll and other compensation	22,114	24,589
Accrued taxes	8,339	8,214
Derivative liabilities	7,966	11,996
Restructuring liabilities	2,042	9,431
Other accrued liabilities	22,733	21,705
Total current liabilities	186,399	187,629
Long-term debt	251,202	260,649
Long-term operating lease liabilities	21,220	17,947
Deferred tax liabilities	31,411	27,174
Benefit plan liabilities	17,930	21,691
Other long-term liabilities	2,665	2,676
Commitments and Contingencies (Note 15)
Stockholders' equity:
Preferred stock, $0.01 per share par value, 500 shares authorized (none issued or outstanding)	—	—
Common stock, $0.01 per share par value, 30,000 shares authorized (25,741 and 25,555 shares issued, respectively)	257	256
Capital in excess of par value	101,361	99,770
Retained earnings	271,998	266,904
Accumulated other comprehensive income (loss)	(17,973)	(18,342)
Less treasury stock, 7,722 and 7,717 shares of common stock, respectively, at cost	(91,093)	(90,892)
Total stockholders’ equity	264,550	257,696
Total liabilities and stockholders’ equity	$775,377	$775,462
See accompanying notes to condensed consolidated financial statements.

LYDALL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	For the Three Months Ended
	March 31, 2021	March 31, 2020
Cash flows from operating activities:
Net income (loss)	$5,094	$(56,421)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	11,366	12,152
Amortization of debt issuance costs	134	78
Impairment of goodwill and long-lived assets	—	61,109
Deferred income taxes	3,224	(2,896)
(Gain) loss on the sale of a business	698	—
Employee benefit plans settlement expenses	—	385
Stock-based compensation	1,125	914
(Gain) loss on disposition of property, plant and equipment	—	20
(Gain) loss from equity method investment	(8)	44
Other, net	(106)	—
Changes in operating assets and liabilities:
Accounts receivable	(21,817)	(7,800)
Contract assets	6,298	1,313
Inventories	(3,127)	(2,026)
Income taxes (receivable) payable	(3,424)	(546)
Prepaid expenses and other assets	(1,053)	526
Accounts payable	11,456	21,127
Accrued payroll and other compensation	(2,185)	(68)
Deferred revenue	21	—
Accrued taxes payable	245	(1,447)
Benefit plan liabilities	(3,517)	(450)
Other, net	(4,204)	727
Net cash provided by (used for) operating activities	220	26,741
Cash flows from investing activities:
Capital expenditures	(8,119)	(9,157)
Collections of finance receivables	1,379	1,658
Payments from divestitures	(2,715)	—
Net cash provided by (used for) investing activities	(9,455)	(7,499)
Cash flows from financing activities:
Proceeds from borrowings	—	20,000
Debt repayments	(9,499)	(4,500)
Proceeds from servicing receivables	4,557	2,852
Common stock issued	642	31
Common stock repurchased	(201)	(8)
Net cash provided by (used for) financing activities	(4,501)	18,375
Effect of exchange rate changes on cash	277	(1,121)
Increase (decrease) in cash and cash equivalents	(13,459)	36,496
Cash and cash equivalents at beginning of period	102,176	51,331
Cash and cash equivalents at end of period	$88,717	$87,827

See accompanying notes to condensed consolidated financial statements.

LYDALL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF FINANCIAL STATEMENT PRESENTATION

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the accounts of Lydall, Inc. and its subsidiaries (collectively, “Lydall”, "the Company”, “we”, and “our”). All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The year-end Condensed Consolidated Balance Sheet amounts have been derived from the audited financial statements for the year ended December 31, 2020, but does not include all disclosures required by U.S. GAAP. In the opinion of management, the condensed consolidated financial information reflects all adjustments necessary for a fair statement of the Company’s consolidated financial position, results of operations, and cash flows for the interim periods reported, but do not include all the disclosures required by U.S. GAAP. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in prior year financial statements and notes thereto have been reclassified to conform to current year presentation. The statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Additional Cash Flow Information

Non-cash investing activities include non-cash capital expenditures of $1.6 million and $2.3 million that were included in Accounts payable on the Company's Condensed Consolidated Statements of Cash Flows at March 31, 2021 and 2020, respectively.

Risks and Uncertainties

Worldwide economic cycles, political changes, and the COVID-19 pandemic affect the markets that the Company’s businesses serve, affect demand for the Company's products, and could impact profitability. Among other factors, disruptions in the global credit and financial markets, including diminished liquidity and credit availability, changes in international trade agreements, swings in consumer confidence and spending, and unstable economic growth, disruptions to the global automotive supply chain, and fluctuations in unemployment rates have caused economic instability and can have a negative impact on the Company’s results of operations, financial condition, and liquidity.

Transfers of Financial Assets

The Company accounts for transfers of financial assets as sold when it has surrendered control over the related assets. Whether control has been relinquished requires, among other things, an evaluation of relevant legal considerations and an assessment of the nature and extent of the Company's continuing involvement with the assets transferred. Gains or losses and any expenditures stemming from the transfers are included in Other (income) expense, net on the Company's Condensed Consolidated Statements of Operations. Assets obtained and liabilities incurred in connection with transfers reported as sold are initially recognized on the Company's Condensed Consolidated Balance Sheets at fair value.

The Company maintains arrangements with banking institutions to sell trade accounts receivable balances for select customers. Under the programs, the Company has no risk of loss due to credit default and is charged a fee based on the nominal value of receivables sold and the time between the sale of the trade accounts receivables to banking institutions and collection from the customer. Under one of the programs, the Company services the trade receivables after the sale to the bank and receives 90.0% of the trade receivables in cash at the time of sale and the remaining 10.0% in cash, net of fees, when the customer pays. Total trade accounts receivable balances sold under both arrangements were $34.1 million and $32.7 million during the three-month periods ended March 31, 2021 and 2020, respectively. Total cash received was $31.2 million and $30.2 million during the three-month periods ended March 31, 2021 and 2020, respectively. Total fees incurred were $0.1 million and $0.1 million during the three-month periods ended March 31, 2021 and 2020, respectively.

The Company's senior secured revolving credit agreement permits the Company to sell trade accounts receivable balances to approved third parties in connection with Receivable Purchases Agreements, or other similar agreements. At any given time, outstanding trade accounts receivable balances sold cannot exceed $10.0 million for a certain approved customer and $50.0 million in aggregate for any other approved group of customers.

2. RECENT ACCOUNTING STANDARDS

Recent Accounting Standards Adopted

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". The new standard is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in Topic 740, and by clarifying and amending existing guidance in other areas of the same topic. This ASU was effective for fiscal years and interim periods beginning after December 15, 2020 with early adoption permitted. The Company adopted this ASU upon issuance and there was no material impact to the Company's Consolidated Financial Statements and disclosures as of March 31, 2021.

In January 2020, the FASB issued ASU 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)." The amendments in this update are intended to reduce diversity in practice and increase comparability of the accounting for interaction of equity securities, investments accounted for under the equity method of accounting, and the accounting for certain forward contracts and purchased options accounted for under Topic 815. This ASU was effective for fiscal years and interim periods beginning after December 15, 2020 with early adoption permitted. The Company adopted this ASU upon issuance and notes that it did not have a material impact on the Company's Consolidated Financial Statements and disclosures as of March 31, 2021.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting." The amendments in this update are elective, and provide optional expedients and exceptions in accounting for contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01 to provide additional clarity around Topic 848. Specifically, certain provisions of Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The guidance in this update is effective for transactions entered into between March 12, 2020 and December 31, 2022. The Company adopted this ASU upon issuance and there was no material impact to the Company's Consolidated Financial Statements and disclosures as of March 31, 2021.

In October 2020, the FASB issued ASU 2020-10, "Codification Improvements." The amendments in this update are intended to clarify the location of certain disclosure guidance within the ASC, as well as clarify certain guidance in cases where the original guidance may have been unclear. These amendments do not change U.S. GAAP. This ASU was effective for fiscal years and interim periods beginning after December 15, 2020. The Company adopted this ASU upon issuance and notes no impact to the Company's Consolidated Financial Statements and disclosures as of March 31, 2021.

Recent Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)." The amendments in this update are intended to simplify the accounting for convertible debt instruments and convertible preferred stock. This ASU is effective for fiscal years and interim periods beginning after December 15, 2021 with early adoption permitted. The Company does not expect the adoption of this update to have a material impact on its Consolidated Financial Statements and disclosures.

3. REVENUE FROM CONTRACTS WITH CUSTOMERS

The Company accounts for revenue in accordance with ASC 606, "Revenue from Contracts with Customers". Revenues are generated from the design and manufacture of specialty engineered filtration media, industrial thermal insulating solutions, automotive thermal and acoustical barriers for filtration/separation and thermal/acoustical applications. The Company’s revenue recognition policies require the Company to make significant judgments and estimates. In applying the Company’s revenue recognition policy, determinations must be made as to when the control of products passes to the Company’s customers which can be either at a point in time or over time. Revenue is generally recognized at a point in time when control passes to customers upon shipment of the Company’s products and revenue is generally recognized over time when control of the Company’s products transfers to customers during the manufacturing process. The Company analyzes several factors, including, but not limited to, the nature of the products being sold and contractual terms and conditions in contracts with customers to help the Company make such judgments about revenue recognition. Unfulfilled performance obligations are generally expected to be satisfied within one year.

Contract Assets and Liabilities

The Company’s contract assets primarily include unbilled amounts typically resulting from sales under contracts when the over time method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. These unbilled accounts receivable in contract assets are transferred to accounts receivable upon invoicing, typically when the right to payment becomes unconditional, in which case payment is due based only upon the passage of time.

The Company’s contract liabilities primarily relate to billings and advance payments received from customers and deferred revenue. These contract liabilities represent the Company’s obligation to transfer its products to its customers for which the Company has received, or is owed, consideration from its customers. Contract liabilities are included in Other accrued liabilities in the Company's Condensed Consolidated Balance Sheets.

Contract assets and liabilities consisted of the following:

In thousands	At March 31, 2021	At December 31, 2020	Dollar Change
Contract assets	$25,959	$32,403	$(6,444)
Contract liabilities	$3,786	$3,686	$100

The $6.4 million decrease in contract assets from December 31, 2020 to March 31, 2021 was primarily due to timing of tooling billings to customers and to a lesser extent, the billings on last-time buys of membrane-based filtration media initiated in December 2020 in the Company's Netherlands facility.

The $0.1 million increase in contract liabilities from December 31, 2020 to March 31, 2021 was primarily due to an increase in customer deposits, offset by $1.4 million of revenue recognized in the first three months of 2021 related to contract liabilities at December 31, 2020.

Disaggregated Revenue

The Company disaggregates revenue from customers by geographic region, as it believes this disclosure best depicts how the nature, amount, timing, and uncertainty of the Company's revenues and cash flows are affected by economic factors. Disaggregated revenue by geographical region for the three-month periods ended March 31, 2021 and 2020 were as follows:

	For the Three Months Ended March 31, 2021				For the Three Months Ended March 31, 2020
In thousands	North America	Europe	Asia	Total Net Sales	North America	Europe	Asia	Total Net Sales
Performance Materials	$58,874	$16,924	$3,535	$79,333	$45,917	$17,275	$2,028	$65,220
Technical Nonwovens	35,838	16,899	8,938	61,675	35,731	16,938	4,734	57,403
Thermal Acoustical Solutions	60,653	26,113	4,278	91,044	57,101	23,540	3,120	83,761
Eliminations and Other	(4,678)	(275)	—	(4,953)	(5,677)	(180)	—	(5,857)
Total net sales	$150,687	$59,661	$16,751	$227,099	$133,072	$57,573	$9,882	$200,527

4. INVENTORIES

Inventories as of March 31, 2021 and December 31, 2020 were as follows:

In thousands	At March 31, 2021	At December 31, 2020
Raw materials	$37,116	$32,258
Work in process	16,504	17,087
Finished goods	27,828	29,651
Total inventories	$81,448	$78,996
Work in process includes net tooling inventory of $3.2 million and $2.8 million at March 31, 2021 and December 31, 2020, respectively.

5. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company performs an assessment of its goodwill for impairment at least annually, in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value may exceed its fair value. There were no such events or changes in circumstances during the three-month period ended March 31, 2021.

The following table sets forth the change in carrying value of goodwill for each reportable segment and for the Company as of March 31, 2021:

In thousands	Performance Materials	Technical Nonwovens	Thermal Acoustical Solutions	Total
Gross balance at December 31, 2020	$143,659	$55,607	$12,160	$211,426
Accumulated impairment	(111,671)	—	(12,160)	(123,831)
Net balance at December 31, 2020	31,988	55,607	—	87,595
Foreign currency translation	(23)	(377)	—	(400)
Net balance at March 31, 2021	$31,965	$55,230	$—	$87,195

Other Intangible Assets

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets, other than goodwill, as of March 31, 2021 and December 31, 2020. These amounts are included in Other intangible assets, net on the Company's Condensed Consolidated Balance Sheets.

		At March 31, 2021		At December 31, 2020
In thousands	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer Relationships	10 - 14 years	$143,184	$(53,970)	$143,479	$(50,076)
Patents	28 years	650	(619)	650	(616)
Technology	15 years	2,500	(1,185)	2,500	(1,144)
Trade Names	3 - 5 years	7,446	(7,210)	7,495	(7,167)
License Agreements	10 years	—	—	185	(185)
Other	7 - 15 years	459	(459)	467	(467)
Total other intangible assets		$154,239	$(63,443)	$154,776	$(59,655)

Estimated amortization expense for total intangible assets is expected to be $16.5 million, $14.5 million, $12.8 million, $11.4 million, $9.8 million and $30.1 million, for each of the years ending December 31, 2021 through 2025 and thereafter, respectively.

6. LONG-TERM DEBT AND FINANCING ARRANGEMENTS

The long-term debt payable under the Company’s amended and restated 2018 senior secured revolving credit agreement (as amended to-date, the "2018 Amended Credit Agreement") at March 31, 2021 and December 31, 2020 consisted of:

In thousands	Effective Rate	Maturity	At March 31, 2021	At December 31, 2020
Revolver loan	4.25%	8/31/2023	$127,500	$134,500
Term loan, net of debt issuance costs	4.25%	8/31/2023	133,491	135,938
			260,991	270,438
Less portion due within one year			(9,789)	(9,789)
Total long-term debt, net of debt issuance costs			$251,202	$260,649

The weighted average interest rate on long-term debt was 5.1% and 4.4%, for the three-month periods ending March 31, 2021 and 2020, respectively.

Total amortization expense of debt issuance costs was $0.1 million and $0.1 million for the three-month periods ending March 31, 2021 and 2020, respectively.

At March 31, 2021, the Company had amounts available for borrowing of $40.7 million under the 2018 Amended Credit Agreement, net of $127.5 million outstanding under the revolver facility and standby letters of credit outstanding of $1.8 million.

In addition to the amounts outstanding under the 2018 Amended Credit Agreement, the Company has various foreign credit facilities totaling approximately $10.8 million. At March 31, 2021 and December 31, 2020, the Company's foreign subsidiaries had $1.2 million and $1.4 million, respectively, in standby letters of credit outstanding under these foreign credit facilities.

The Company has entered into an interest rate swap to convert a portion of the Company's borrowings from a variable rate to a fixed rate. See Note 7, "Derivatives," in these Notes to Condensed Consolidated Financial Statements for additional information.

On April 26, 2021, the Company replaced its 2018 Amended Credit Agreement with a newly executed Credit Agreement by and among the Company, as borrower, and certain direct and indirect subsidiaries as guarantors, and Bank of America, N.A., as Administrative Agent, Lender, L/C Issuer and Swingline Lender, and Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., KeyBank N.A., Santander Bank, N.A., TD Bank, N.A., and Webster Bank, N.A., as Lenders, increasing total borrowings from $314.0 million to $346.0 million. The 2021 senior secured revolving credit agreement has a revolving facility of $170.0 million, which includes a $50.0 million sublimit for the issuance of letters of credit, a $50.0 million sublimit for alternative currencies loans and a $30.0 million sublimit for swingline loans, and a term loan facility of $176.0 million (the revolving facility and the term loan facility are collectively referred to as the “2021 Credit Facility”). The 2021 Credit Facility includes an accordion feature permitting the Company to request an increase of up to $150.0 million in the aggregate. The proceeds of the 2021 Credit Facility will be used to (a) refinance indebtedness and commitments outstanding under the existing 2018 Amended Credit Agreement, (b) pay fees and expenses incurred in connection with the 2021 Credit Facility, and (c) provide ongoing working capital and for other general corporate purposes. The 2021 Credit Facility matures on April 26, 2026.

The term loan facility requires quarterly payments of principal at the rate of $2.2 million, with the remaining balance due in the final quarter of the 2021 Credit Facility’s term. The Company is permitted to prepay amounts outstanding under the 2021 Credit Facility, in whole or in part, at any time without premium or penalty, and the Company is generally permitted to irrevocably cancel unutilized portions of the revolving commitments.

The Lenders have been granted a security interest in substantially all of Lydall Inc.'s and its domestic subsidiaries’ personal property and other assets (including intellectual property), including a pledge of 65% of the Company’s equity interest in certain foreign subsidiaries and 100% of the Company’s equity interest in its domestic subsidiaries, as collateral for the Company’s obligations under the 2021 Credit Facility.

Under the 2021 Credit Facility, interest is charged on borrowings, at the Company’s option, of either: (i) LIBOR (if LIBOR is not available for an alternative currency, such other interest rate customarily used by Bank of America for such alternative currency) plus the Applicable Margin, or (ii) for U.S. denominated loans the Base Rate, which is a fluctuating rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by the Administrative Agent, and (c) the one month

LIBOR (adjusted daily) plus 1.00%, plus the Applicable Margin. The Applicable Margin is 2.00% per annum in the case of LIBOR and alternative currency loans and letters of credit and 1.00% per annum in the case of Base Rate loans for the first full fiscal quarter following the closing date of the 2021 Credit Facility. Thereafter, the Applicable Margin is determined based on the Company’s Consolidated Net Leverage Ratio (as defined in the 2021 Credit Facility), which ranges from 1.25% to 2.50% per annum for LIBOR and alternative currency loans and letters of credit, and ranges from 0.25% to 1.50% per annum for Base Rate loans. The Company will pay a quarterly commitment fee of 0.275% per annum on the unused portion of the revolving facility for the first full fiscal quarter following the closing date of the 2021 Credit Facility. Thereafter, the quarterly commitment fee ranges from 0.20% to 0.30% per annum.

The 2021 Credit Facility contains customary affirmative and negative covenants, including covenants limiting the Company and its subsidiaries to, among other things, incur debt, grant liens, make certain investments, engage in a line of business substantially different from business conducted by the Company, transact with affiliates, make restricted payments, and sell assets.

The 2021 Credit Facility contains financial covenants required of the Company and its subsidiaries. The Company is required to meet certain quarterly financial covenants, including:

i.A Minimum Consolidated Fixed Charge Coverage Ratio, which requires that at the end of each fiscal quarter the ratio of (a) consolidated EBITDA to (b) the sum of consolidated interest charges, redemptions, non-financed maintenance capital expenditures, restricted payments and taxes paid, each as defined in the 2021 Credit Facility, may not be less than 1.25 to 1.00; and

ii. A Consolidated Net Leverage Ratio, which requires that at the end of each fiscal quarter the ratio of consolidated funded indebtedness minus consolidated domestic cash to consolidated EBITDA, as defined in the 2021 Credit Facility, not be greater than 4.50:1.00 through the period ended December 31, 2021, stepping down to 4.00:1.00 through the period ending June 30, 2022, and 3.50:1.00 beginning with the period starting July 1, 2022 and thereafter.

Each of the financial ratios referred to above are calculated on a consolidated trailing twelve-month basis. The 2021 Credit Facility, permits the Company to exclude certain non-cash charges and certain restructuring and other expenses, as defined by the 2021 Credit Facility, from EBITDA in the calculation of the Company's financial covenants.

The Company was in compliance with all covenants set forth in the 2018 Amended Credit Agreement as of and for the quarter ended March 31, 2021, and in the 2021 Credit Facility as of the date hereof, and the Company does not anticipate noncompliance in the foreseeable future.

7. DERIVATIVES

The Company selectively uses financial instruments to manage market risk associated with exposure to fluctuations in interest rates and foreign currency rates. These financial exposures are monitored and managed by the Company as an integral part of its risk management program.

Interest Rate Hedging

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and Europe, which impacts interest paid on its debt. The Company has debt with variable rates of interest based generally on LIBOR. From time to time, the Company enters into interest rate swap agreements to manage interest rate risk. These instruments are recorded at fair value. See Note 8, "Fair Value Measurements," in these Notes to Condensed Consolidated Financial Statements for additional information.

In November 2018, the Company entered into a five-year interest rate swap agreement with a bank to convert the interest on a notional $139.0 million of the Company's borrowings under its Amended Credit Agreement from a variable rate, plus the borrowing spread, to a fixed rate of 3.09% plus the borrowing spread. The notional amount decreases quarterly by fluctuating amounts through August 2023. Prior to May 11, 2020, the Company's interest rate swap agreements were accounted for as cash flow hedges. Effectiveness of the remaining derivative agreement was assessed quarterly, or more frequently, if necessary, by ensuring that the critical terms of the swap continued to match the critical terms of the hedged debt in order to report gains or losses on the derivative instrument in other comprehensive income. An amendment to the Company's Amended Credit Agreement on May 11, 2020 included, among other modifications, the establishment of a floor on the base and Eurocurrency rate of 1%. As a result, the Company determined that the critical terms of the swap no longer matched the critical terms of the hedged debt and performed an assessment of the effectiveness of the interest rate swap agreement. The Company concluded the interest rate swap agreement was no longer effective. The Company also concluded that the hedged forecasted transaction (the occurrence of variable interest rate payments on the hedged debt) continues to be probable of occurring. Therefore, as of May 11, 2020, the Company discontinued hedge accounting. After May 11, 2020, any fair value gains or losses on the derivative agreement are recorded as interest expense on the Company's Condensed Consolidated Statement of Operations. The cumulative loss on the discontinued hedge relationship through May 11, 2020, which was recorded in Accumulated Other Comprehensive Income, will be amortized into earnings (loss) through August 31, 2023, the maturity date of the hedged debt. The loss included in Accumulated Other Comprehensive Income related to the discontinued hedging relationship at March 31, 2021 was $3.3 million, net of tax. The amount reclassified out of other comprehensive income into Interest expense on the Company's Condensed Consolidated Statement of Operations for the three-month period ended March 31, 2021 was $0.6 million, net of tax. The Company expects $2.0 million, net of tax, to be reclassified from Accumulated Other Comprehensive Income over the next twelve months.

Net Investment Hedges

The Company’s operations are subject to certain risks, including foreign currency exchange rate fluctuations. From time to time, the Company enters into cross-currency swaps designated as hedges, which are recorded at fair value (see Note 8, "Fair Value Measurements," in these Notes to Condensed Consolidated Financial Statements), to protect the Company's net investments in subsidiaries denominated in currencies other than the U.S. dollar.

In November 2019, the Company entered into three fixed-to-fixed cross-currency swaps with banking institutions with aggregate notional amounts totaling €67.8 million ($75.0 million U.S. dollar equivalent). These swaps hedge a portion of the Company's net investment in a Euro functional currency denominated subsidiary against the variability of exchange rate translation impacts between the U.S. dollar and Euro. These contracts require monthly cash interest exchanges over the life of the contracts with the Company recognizing a reduction to interest expense due to the favorable interest rate differential. Also, settlement of the notional €22.6 million ($25.0 million U.S. dollar equivalent) cross-currency swaps occur at maturity dates of August 2021, August 2022, and August 2023. The Company assesses hedge effectiveness of the cross-currency swaps quarterly by ensuring the critical terms of the swaps continue to match the critical terms of the designated net investment. The Company elected to assess effectiveness using the spot method, and as a result, records the interest rate differential monthly on the Company's Condensed Consolidated Statements of Operations.

Derivative instruments are recognized as either assets or liabilities depending on maturity. These amounts are included in Other current assets and Derivative liabilities on the Company's Condensed Consolidated Balance Sheets. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the hedge transaction affects earnings. Any ineffective portion, or amounts related to contracts that are not designated as hedges, are recorded directly to earnings. The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying hedged item. The Company does not use derivatives for speculative or trading purposes.

The following table sets forth the fair value amounts of derivative instruments held by the Company presented on the Condensed Consolidated Balance Sheets as Derivative liabilities:

	At March 31, 2021		At December 31, 2020
In thousands	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest rate contracts	$—	$4,154	$—	$5,063
Cross-currency swaps	—	3,812	—	6,933
Total derivatives	$—	$7,966	$—	$11,996

The following table sets forth the income (loss) recorded in accumulated other comprehensive income (loss), net of tax, for the three-month periods ended March 31, 2021 and 2020 for derivatives held by the Company and designated as hedging instruments:

	For the Three Months Ended March 31,
In thousands	2021	2020
Cash flow hedges:
Interest rate contracts	$618	$(2,173)
Cross-currency swaps	2,400	2,619
Total derivatives	$3,018	$446

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

•Level 3 - Unobservable inputs that are supported by little or no market activity and are significant to the fair value of the assets or liabilities. This includes certain pricing models, discounted cash flow methodologies, and similar techniques that use significant unobservable inputs.

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	At March 31, 2021		At December 31, 2020
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$261,500	$262,394	$271,000	$272,792

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

Recurring Fair Value Measures

The Company holds derivative instruments for interest rate swap contracts and cross-currency swaps that are measured using observable market inputs such as forward rates and its counterparties' credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At March 31, 2021 and December 31, 2020, these derivative instruments were included in Derivative liabilities on the Company's Condensed Consolidated Balance Sheets. Based on the Company's continued ability to trade and enter into interest rate swaps and cross-currency swaps, the Company considers the markets for their fair value instruments to be open.

9. STOCK REPURCHASES

During the three-month period ended March 31, 2021, the Company purchased 5,646 shares of common stock valued at $0.2 million to satisfy payroll tax withholding obligations, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, in which the Company withholds the number of shares having fair value equal to each recipient’s minimum payroll tax withholding obligation.

On April 20, 2021, the Company announced that our Board of Directors approved a Share Repurchase Program authorizing the repurchase, from time to time at the Company's discretion, of up to an aggregate of $30.0 million of common stock, par value $0.01 per share, of the Company. The ability to repurchase the Company’s common stock will continue until the Board of Directors reaches a determination to discontinue share repurchases. The timing and actual amount of shares repurchased will depend on a variety of factors including stock price, market conditions, corporate and regulatory requirements, and capital availability, among other factors.

10. EMPLOYER SPONSORED BENEFIT PLANS

The Company maintains one domestic pension plan: the Retirement Income Plan for Employees of Interface Performance Materials, Inc. ("IPM Pension Plan"). During the three-month period ended March 31, 2020, the Company settled the pension obligation of the Interface Sealing Solutions, Inc. Pension Plan ("ISS Pension Plan") through lump sum distributions to participants or by irrevocably transferring pension liabilities to an insurance company through the purchase of a group annuity contract. This purchase, funded with pension assets, resulted in a pre-tax settlement loss of $0.4 million in the three-month period ended March 31, 2020, related to the recognition of accumulated deferred actuarial losses. The settlement loss and expenses were included as non-operating expense on the Condensed Consolidated Statements of Operations.

The IPM Pension Plan covers a portion of Interface's union and non-union employees. The plan is closed to new employees and benefits are no longer accruing for the majority of participants. The Company expects to make contributions of approximately $0.7 million to the IPM Pension Plan during 2021. Contributions of $0.2 million were made during the three-month period ended March 31, 2021. Contributions of $0.4 million were made during the three-month period ended March 31, 2020, inclusive of contributions made to the ISS Pension Plan.

The following is a summary of the components of net periodic benefit cost for the domestic defined benefit pension plans for the three-month periods ended March 31, 2021 and 2020:

	For the Three Months Ended March 31,
In thousands	2021	2020
Components of employer benefit cost
Service cost	$29	$40
Interest cost	304	430
Expected return on assets	(589)	(533)
Amortization of actuarial loss	4	2
Net periodic benefit cost (income)	$(252)	$(61)
Settlement loss	—	385
Total employer benefit plan cost	$(252)	$324

The Company reports the service cost component of net periodic benefit cost in the same line item as other compensation costs in operating expenses and the non-service cost components of net periodic benefit cost in other income.

11. RESTRUCTURING

During the third quarter of 2020, the Company’s Performance Materials segment undertook actions to discontinue production of a lower efficiency air filtration media product and, in turn, fully depreciated the supporting machinery and equipment in North America and consolidated certain product lines and began exiting underperforming facilities in Europe. These restructuring activities, which are projected to conclude in 2021, are expected to reduce operating costs, increase production efficiency, and enhance the Company’s flexibility by better aligning its manufacturing operations with the segment's customer base. Accordingly, the Company expects to record total pre-tax expenses of approximately $18.0 million, primarily related to severance and employee retention expenses in connection with these restructuring activities, of which approximately $12.3 million is expected to result in cash expenditures. The Company incurred a total of $16.7 million through March 31, 2021, of which approximately $5.7 million were non-cash expenditures, which consisted of fully depreciating and/or amortizing long-lived assets and, to a lesser extent, writing-off inventory.

The Company undertook actions to consolidate global production facilities for sealing & advanced solutions products from five facilities to four, which would have resulted in the closure a facility in Germany. In the first quarter of 2021, the Company entered into an agreement to sell the German facility, which closed on March 11, 2021. The Company agreed to pay $1.8 million (€1.5 million) to the buyer and provide $2.2 million (€1.9 million) in additional funding, net of cash and certain net working capital adjustments, to cover pension and restructuring liabilities recorded in 2020. As a result of the sale of the business, the Company recorded a pre-tax loss of $0.7 million. The final consideration and loss are subject to a working capital adjustment expected to be settled in 2022.

In the first quarter of 2021, the Company recorded pre-tax restructuring charges of $0.8 million primarily consisting of severance costs and legal expenses.

The following table summarizes the total restructuring charges by cost type:

In thousands	Severance and Related Expenses	Legal and Administrative Expenses	Facility Exit and Asset Write-Off Expenses
Expense incurred during quarter ended:
March 31, 2021	$777	$—	$—
Total pre-tax expense incurred	$777	$—	$—

The following table summarizes the change in the accrued liability balance for the restructuring actions:

In thousands	Total
Balance as of December 31, 2020	$9,431
Pre-tax restructuring expenses, excluding asset write-off expenses	777
Cash paid	(821)
Accrued liability included with the sale of the German facility	(7,311)
Currency translation adjustments	(34)
Balance as of March 31, 2021	$2,042

The above accrued liability balances were included in Restructuring liabilities on the Company’s Condensed Consolidated Balance Sheets.

12. INCOME TAXES

For the three-month period ended March 31, 2021, the Company's effective tax rate was 35.7% compared to an effective tax rate of 3.5% for the three-month period ended March 31, 2020. For the three-month period ended March 31, 2021, the rate was negatively impacted by $0.5 million due to a change in assertion on unremitted foreign earnings, $0.4 million related to foreign earnings taxed at higher rates, and $0.2 million of valuation allowance activity. For the three-month period ended March 31, 2020, the Company had a pre-tax loss primarily resulting from an impairment charge of $61.1 million. The impairment charge significantly impacted the Company's effective tax rate as $48.7 million of the impairment charge related to non-deductible goodwill, resulting in a lower effective tax rate for the first quarter of 2020 when the Company was in a pre-tax loss position. Additionally, the effective rate, for the first quarter of 2020, was negatively impacted by valuation allowance activity of $0.3 million.

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

13. EARNINGS (LOSS) PER SHARE

For the three-month periods ended March 31, 2021 and 2020, basic earnings per share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted share awards, including awards subject to certain performance criteria, are excluded from the basic earnings per share calculation, but are included in the diluted earnings per share calculation using the treasury stock method in periods of net income, as long as their effect is not antidilutive. All potential shares of common stock from unexercised stock options and unvested restricted share awards are antidilutive in periods of net loss.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share:

	For the Three Months Ended March 31,
In thousands	2021	2020
Net income (loss)	$5,094	$(56,421)

Basic weighted-average common shares outstanding	17,545	17,336
Effect of dilutive options and restricted stock awards	343	—
Diluted weighted-average common shares outstanding	17,888	17,336

Earnings (loss) per share:
Basic	$0.29	$(3.25)
Diluted	$0.28	$(3.25)

For the three-month periods ended March 31, 2021 and 2020, there were 129,209 and 736,141 shares excluded from the computation of diluted earnings per share, respectively. For the three-month period ended March 31, 2021, these included antidilutive stock options, antidilutive unvested restricted share awards for which requisite service has not yet been rendered, and antidilutive unvested performance share awards with contingently issuable shares. For the three-month period ended March 31, 2020, all outstanding, unvested awards were excluded from the calculation of diluted earnings per share because the Company had net loss during the period. These included all stock options, as well as unvested restricted share awards for which requisite service has not yet been rendered, and certain unvested performance share awards with contingently issuable shares.

A description of the Company's stock options and restricted share awards is included in Note, 13, "Equity Compensation Plans", in the Notes to Consolidated Financial Statements in Part II, Item 8 - Financial Statements and Supplemental Data of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

14. SEGMENT INFORMATION

The Company is organized based on the nature of its products and is composed of three reportable segments each overseen by a segment manager. These segments are reflective of how the Company's Chief Executive Officer, who is its Chief Operating Decision Maker ("CODM"), reviews operating results for the purpose of allocating resources and assessing performance. The Company has not aggregated operating segments for purposes of identifying reportable segments. As of March 31, 2021, the operating segments were Performance Materials, Technical Nonwovens, and Thermal Acoustical Solutions.

Performance Materials Segment

The Performance Materials segment is a worldwide leader in delivering innovative specialty filtration, sealing, and advanced materials solutions for demanding applications. Specifically, the segment’s offerings include: (1) specialty filtration media solutions for a variety of applications in the global air and liquid filtration market such as personal protective equipment (“PPE”), indoor air quality, life sciences, transportation, and industrial applications; (2) gasket materials and parts for a broad range of applications in the global sealing market for parts in large/heavy duty equipment for commercial, industrial, agriculture, and construction end markets; and, (3) advanced materials that include highly engineered insulation solutions for cryogenic storage of liquid hydrogen/nitrogen, energy storage, and advanced composite materials for aerospace and defense applications.

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

Segment Results

Net sales by business segment is as follows:

	For the Three Months Ended March 31,
In thousands	2021	2020
Performance Materials Segment (1),(2):
Filtration Products	$34,346	$25,887
Sealing and Advanced Solutions Products	44,987	39,333
Performance Materials Segment net sales	79,333	65,220

Technical Nonwovens Segment:
Industrial Filtration Products	36,401	31,369
Advanced Materials Products (2)	25,274	26,034
Technical Nonwovens Segment net sales	61,675	57,403

Thermal Acoustical Solutions Segment:
Parts	86,494	77,321
Tooling	4,550	6,440
Thermal Acoustical Solutions Segment net sales	91,044	83,761

Eliminations and Other (2)	(4,953)	(5,857)
Consolidated Net Sales	$227,099	$200,527

Operating income (loss) by business segment is as follows:

	For the Three Months Ended March 31,
In thousands	2021	2020
Performance Materials (1),(3)	$15,296	$(56,941)
Technical Nonwovens (4)	5,104	3,813
Thermal Acoustical Solutions	1,674	5,628
Corporate Office Expenses	(9,935)	(8,068)
Consolidated Operating Income (Loss)	$12,139	$(55,568)

(1)The Performance Materials segment includes the results of the facility in German that the Company sold on March 11, 2021.
(2)Included in the Performance Materials segment, Technical Nonwovens segment, and Eliminations and Other is the following:
•Technical Nonwovens segment intercompany sales of $3.9 million and $5.0 million to the Thermal Acoustical Solutions segment for the three-month periods ended March 31, 2021 and 2020, respectively.
•Performance Materials segment intercompany sales of $1.0 million and $0.9 million to the Thermal Acoustical Solutions segment for the three-month periods ended March 31, 2021 and 2020, respectively.
(3)Included in the operating results within the Performance Materials segment are the following:
•$61.1 million of impairment charges related to goodwill and other long-lived assets for the three-month period ended March 31, 2020.
•$3.0 million and $4.0 million of intangible assets amortization for the three-month periods ended March 31, 2021 and 2020, respectively.

(4)Included in the Technical Nonwovens segment is the following:
• $1.1 million and $1.2 million of intangible assets amortization for the three-month periods ended March 31, 2021 and 2020, respectively.

15. COMMITMENTS AND CONTINGENCIES

Environmental Remediation

In the fourth quarter of 2016, as part of a groundwater discharging permitting process, water samples collected from wells and process water basins at the Company’s Rochester New Hampshire manufacturing facility, within the Performance Materials segment, showed concentrations of Per and Polyfluorinated Substances (“PFAS”) in excess of state ambient groundwater quality standards. In January 2017, the Company received a notification from the State of New Hampshire Department of Environmental Services (“NHDES”) naming Lydall Performance Materials, Inc. a responsible party with respect to the discharge of regulated contaminants and, as such, is required to take action to investigate and remediate the impacts in accordance with standards established by the NHDES. The Company conducted a site investigation, the scope of which was reviewed by the NHDES, in order to assess the extent of potential soil and groundwater contamination and develop a remedial action. Based on input received from NHDES in March 2017 with regard to the scope of the site investigation, the Company recorded $0.2 million of expense. In 2018, the Company received a response from the NHDES to the site investigation report outlining proposed remedial actions. The Company recorded an additional $0.1 million of expense in 2018 associated with the expected costs to remediate the impacts of the discharge of regulated contaminants in accordance with standards established by the NHDES. During 2018, the environmental liability was fully reduced reflecting payments made to vendors. Additionally, the Company incurred $0.2 million of capital expenditures in 2018, in relation to the lining of the Company's fresh water lagoons. During a building expansion in 2020, additional areas of concern were identified during excavation activities. An interim remedial action plan that includes additional site characterization activities was submitted to the NHDES in March 2021. No comments from the NHDES have been received. As of March 31, 2021, the Company has no amounts accrued for these environmental remediation activities. The Company cannot be sure that costs will not exceed the current estimates until this matter is closed with the NHDES, nor that any future corrective action at this location would not have a material effect on the Company’s financial condition, results of operations, or cash flows.

In December 2018, the New York State Department of Environmental Conservation (“NYDEC”) informed the Company that the newly acquired Interface site located at Hoosick Falls, NY will be the subject of an investigation into the possibility of it being an inactive hazardous disposable waste site. The letter specifically references PFAS that have been detected in a nearby water supply, soil and/or surface water. Notably, the PFAS contamination has been identified in the Hoosick Falls area for some time and other large manufacturers in the area have previously been identified as a source. The NYDEC approved a site characterization plan in December 2019. Additional site characterization activities were completed in the fourth quarter of 2020. Results of the site characterization will be submitted in the second quarter of 2021. As of March 31, 2021, the Company has less than $0.1 million accrued for these environmental remediation activities. The Company does not know the scope or extent of any additional future obligations, if any, that may arise from the site investigation and therefore is unable to estimate the cost of any corrective action. Accordingly, the Company cannot assure that the costs of any future corrective at this location would not have a material effect on the Company's financial condition, results of operations, or cash flows.

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations by recognizing the fair value of the related liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be determined. At March 31, 2021, the Company had combined asset retirement obligations of $0.8 million, which are associated with the estimated costs to remove/remediate asbestos materials from various locations. The initial measurement of the asset retirement obligations was recorded as a liability at its fair value, with an offsetting asset retirement cost recorded as an increase to the related property and equipment, which is being depreciated using a systematic and rational method similar to the approach used for the associated property and equipment. The Company also has an asset retirement obligation with an offset to goodwill as the estimated costs were derived from known required remediation obligations as of the acquisition date of Interface Performance Materials on August 31, 2018. The Company has been performing ongoing remediation activity, which offsets the liability associated with the respective asset retirement obligations.

16. STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in stockholders' equity for the three-month periods ended March 31, 2021 and 2020 were as follows:

	For the Three Months Ended March 31,
In thousands	2021	2020
Beginning Balance	$257,696	$318,420
Comprehensive income (loss)	5,463	(65,601)
Stock repurchased	(201)	(8)
Stock issued under employee plans	642	31
Stock-based compensation expense	950	735
Ending Balance	$264,550	$253,577

The components of accumulated other comprehensive income (loss) are shown below:

	For the Three Months Ended March 31,
In thousands	2021	2020
Foreign currency translation:
Beginning balance	$(3,514)	$(18,022)
Net gain (loss) on foreign currency translation	(4,048)	(9,957)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	1,034	—
Other comprehensive income (loss), net of tax	(3,014)	(9,957)
Ending balance	(6,528)	(27,979)

Pension and other postretirement benefit plans:
Beginning balance	(5,608)	(3,080)
Amounts reclassified from accumulated other comprehensive income (loss) (2)	365	331
Other comprehensive income (loss), net of tax	365	331
Ending balance	(5,243)	(2,749)

Unrealized loss on derivative instruments:
Beginning balance	(9,220)	(4,877)
Net gain (loss) on derivative instruments (3)	2,400	446
Amounts reclassified from accumulated other comprehensive income (loss) (4)	618	—
Other comprehensive income (loss), net of tax	3,018	446
Ending balance	(6,202)	(4,431)

Total accumulated other comprehensive income (loss)	$(17,973)	$(35,159)

(1)For the three-month period ended March 31, 2021, the amount represents the recognition of the accumulated loss on foreign currency translation relating to the divestiture of the German Facility in the Performance Materials segment, net of tax impact of $0.2 million. This is included in (Gain) loss on the sale of a business on the Company’s Condensed Consolidated Statements of Operations.

(2)For the three-month period ended March 31, 2021, the amount primarily represents the recognition of the accumulated loss on the defined pension plan relating to the divestiture of the German Facility in the Performance Materials segment. This amount was $0.4 million, net of tax impact of $0.1 million, and is included in (Gain) loss on the sale of a business on the Company’s Condensed Consolidated Statements of Operations. For the three-month period ended March 31, 2020, the amount primarily represents the settlement of the ISS Pension Plan. This amount was $0.4 million, net of tax impact of $0.1 million. The amounts for the three-month periods ended March 31, 2021 and 2020 also include routine amortization of actuarial gains and losses in net periodic benefit cost of less than $0.1 million, net of tax impact of less than $0.1 million.
(3)Amount represents unrealized gains (losses) on the fair value of hedging activities, net of tax impact of $0.7 million and $0.1 million for the three-month periods ended March 31, 2021 and 2020, respectively.
(4)Amounts represents the impact of de-designation of the interest rate swap agreement, net of tax impact of $0.2 million, for the three-month period ended March 31, 2021.

17. SUBSEQUENT EVENTS

On April 20, 2021, the Company's Board of Directors approved a Share Repurchase Program authorizing the repurchase, from time to time at the Company's discretion, of up to an aggregate of $30.0 million of common stock, par value $0.01 per share, of the Company. See Note 9, "Stock Repurchases," in these Notes to Condensed Consolidated Financial Statements for additional information.

On April 26, 2021, the Company replaced its 2018 Amended Credit Agreement with a newly executed Credit Agreement by and among the Company, as borrower, and certain direct and indirect subsidiaries as guarantors, and Bank of America, N.A., as Administrative Agent, Lender, L/C Issuer and Swingline Lender, and Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., KeyBank, N.A., Santander Bank, N.A., TD Bank, N.A., and Webster Bank, N.A., as Lenders. See Note 6, "Long-term Debt and Financing Arrangements," in these Notes to Condensed Consolidated Financial Statements for additional information.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are not guarantees of future performance and involve risks and uncertainties that could cause actual results to materially differ from those projected. Refer to the "Forward-Looking Statements" section of this MD&A and Part I, Item IA - Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of these risks and uncertainties.

OVERVIEW AND OUTLOOK

Business

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

Recent Developments

In early 2020, the World Health Organization (“WHO”) characterized COVID-19 as a pandemic. In an effort to contain COVID-19 and slow its spread, governments throughout the world, including global and regional markets served by the Company, enacted various measures, including orders to close "non-essential" businesses, isolate residents in their places of residence, and practice social distancing. These actions and the global health crisis caused by COVID-19 has, and may continue to, adversely impact global business activity and our financial performance. Despite the recent administration of vaccines, the outbreak continues to have an adverse impact on parts of our business including cases of absenteeism and certain supply chain challenges. The Company has implemented changes to help ensure the safety and health of all its employees and continues to assess and update its business continuity plans in the context of this pandemic. The Company will continue its efforts to maintain a safe and healthy work environment, including and continuing to allow remote working arrangements where it is appropriate.

Stronger demand in the auto and industrial markets is causing higher commodity prices for aluminum, aluminized steel, polypropylene, and microfiber glass. Supply chain issues, including transportation and logistics problems, are causing periodic supply chain disruptions, and in selected cases, material shortages in various markets served by the Company. Although the Company does not foresee a material adverse impact on the Company’s financial performance for the remainder of 2021, given the dynamic nature of this situation, we cannot estimate with certainty the future impacts from higher commodity prices and the COVID-19 pandemic on our financial condition, results of operations or cash flows.

Performance Materials Developments

COVID-19

The Performance Materials segment did not experience significant business disruption as a result of the COVID-19 pandemic during the first quarter of 2021. The segment’s facilities remain open in all regions in which the segment operates.

Market Trends

Demand for the Performance Materials segment’s filtration and sealing and advance solutions products continue to be strong, however, the segment is experiencing supply chain challenges for key raw materials, primarily impacting sealings products. In addition, the segment is seeing significant commodity price increases for polypropylene and other fibers used in its filtration products. Although the Company expects this trend to continue through 2021, the Company anticipates the ability to pass through most of the higher costs in customer pricing.

Other

As previously disclosed, the Performance Materials segment undertook actions to exit underperforming facilities in Europe. In March 2021, the Company entered into an agreement to sell its German facility. The sale was completed in March 2021 and, as a result, the Company recorded a loss in the amount of $0.7 million. See Note 11, “Restructuring,” in the Notes to Condensed Consolidated Financial Statements for additional information.

Technical Nonwovens Developments

COVID-19

The Technical Nonwovens segment did not experience significant business disruptions as a result of the COVID-19 pandemic during the first quarter of 2021. The segment’s facilities remain open in all regions in which the segment operates. A small number of suppliers have issued force majeure notifications, however, the impact on the segment’s financial results have not been material.

Market Trends

Demand for the Technical Nonwovens segment’s geosynthetic, medical and filtration products are strong. The segment has experienced lower demand in North America for nonwoven products used in automotive applications as global semiconductor chip shortages impact the automotive industry's customers. However, the Company does not expect these issues to have a material adverse impact on the Company’s financial performance in 2021. In addition, the segment is seeing significant commodity price increases for polypropylene used in geosynthetic and filtration products. Although the Company expects this trend to continue through 2021, the Company anticipates the ability to pass through the higher costs in customer pricing.

Thermal Acoustical Solutions Developments

COVID-19

As previously disclosed, the Thermal Acoustical Solutions segment’s North Carolina facility experienced labor shortages and operational inefficiencies directly related to COVID-19 in 2020. The segment has seen a decline in COVID-19 related illnesses during the first quarter of 2021 and, as a result, labor and overtime costs have begun to decline compared to the higher costs incurred in 2020. The segment’s facilities remain open in all regions in which the segment operates.

Market Trends

Customer demand continues to be strong for the Thermal Acoustical Solutions segment, however, customer orders from month to month have been volatile as certain automotive OEM customers temporarily slow or halt production of certain vehicle models due to material supply shortages. Consistent with the Company’s other segments, the Thermal Acoustical Solutions segment is experiencing higher commodity pricing, specifically for aluminum, aluminized steel, and polyester fiber. The segment is able to pass through the higher commodity costs for certain customers; however, commodity price increases could have a moderate adverse impact on the segment’s financial performance in 2021 to the extent these costs cannot be passed on to customers.

FIRST QUARTER 2021 HIGHLIGHTS

Below are financial performance highlights for the three-month period ended March 31, 2021 compared to the three-month period ended March 31, 2020:

The chart below reflects the change in consolidated net sales by segment:
Consolidated net sales were $227.1 million in the first quarter of 2021, compared to $200.5 million in the first quarter of 2020, an increase of $26.6 million, or 13.3%, driven by $14.1 million in higher sales in the Company's Performance Materials segment, resulting from higher demand in filtration products for face mask media in response to the COVID-19 pandemic combined with strong demand in sealing markets. In addition, the Thermal Acoustical Solutions segment saw continued strength in the automotive market led by higher parts sales of $9.2 million, partially offset by lower tooling sales, and the Technical Nonwovens segment experienced an increase in sales driven by higher demand in industrial filtration markets. The change in consolidated net sales is summarized in the following chart:

(1)Parts volume and pricing change includes a $0.6 million decrease in net sales from the German facility sold on March 11, 2021 between comparable periods in the first quarters of 2021 and 2020.

Consolidated operating income was $12.1 million for the three-month period ended March 31, 2021 compared to an operating loss of $(55.6) million in the corresponding period in 2020. Operating income for the three-month period ended March 31, 2020 was adversely impacted by goodwill and other long-lived asset impairment charges in the Performance Materials segment of $61.1 million. After adjusting for the impairment charges, operating income increased $6.6 million primarily due to an increase in operating income of $11.1 million in the Performance Materials segment, driven by favorable product mix from continued demand for face mask media and stronger demand in the sealing and cryogenics markets. Operating income for the Technical Nonwovens segment increased $1.3 million primarily due to the absence of a $0.9 million inventory charge included in the first quarter of 2020 related to a flood in one of its European facilities. Offsetting these increases was a $4.0 million decrease in operating income in the Thermal Acoustical Solutions segment primarily due to higher labor and outsourcing costs as a result of workforce shortages related to COVID-19.

The chart below reflects the change in consolidated operating income by segment:

Consolidated net income was $5.1 million, or $0.28 per diluted share, for the three-month period ended March 31, 2021 compared to a net loss of $(56.4) million, or $(3.25) per diluted share, in the corresponding period in 2020.

CONSOLIDATED RESULTS OF OPERATIONS

All of the following tabular comparisons are for the three-month periods ended March 31, 2021 and 2020, unless otherwise indicated.
Net Sales

	For the Three Months Ended March 31,
In thousands	2021	2020
Net sales	$227,099	$200,527
$ change	26,572	(17,498)
% change	13.3%	(8.0)%

Net sales for the three-month period ended March 31, 2021 increased by $26.6 million, or 13.3%, compared to the first quarter of 2020. This increase was primarily driven by an increase in Performance Materials segment sales of $14.1 million, or 7.0% of consolidated net sales, related to higher net sales in the air filtration market in response to the COVID-19 pandemic combined with strong demand for advanced solutions and sealing products. In addition, Thermal Acoustical Solutions net sales increased $7.3 million, or 3.6% of consolidated net sales, as a result of stronger automotive demand. In the first quarter of 2020, the COVID-19 pandemic had a significant adverse impact on the Thermal Acoustical segment's sales. The Technical Nonwovens segment net sales increased $4.3 million, or 2.1% of consolidated net sales, driven primarily by a large increase in China sales due to the absence of the facility ramp-downs that heavily impacted the Company's China operations in the first quarter of 2020. Foreign currency translation favorably impacted net sales by $7.5 million, or 3.8% of consolidated net sales.

Cost of Sales

	For the Three Months Ended March 31,
In thousands	2021	2020
Cost of sales	$178,550	$161,959
$ change	16,591	(14,010)
% change	10.2%	(8.0)%

Cost of sales for the three-month period ended March 31, 2021 increased by $16.6 million, or 10.2%, compared to the corresponding period in 2020. The increase was primarily driven by higher sales volume across all three segments. The Company's Performance Materials segment experienced an increase in sales volume as a result of the higher demand for air filtration and sealing products in response to the COVID-19 pandemic and an increase in labor costs, principally in the Thermal Acoustical Solutions segment, as a result COVID-19-related work force shortages in the early part of 2021. These increases were partially offset by favorable product mix in the Performance Materials segment. Foreign currency translation increased cost of sales by $6.2 million, or 3.8%, in the first quarter of 2021 compared to the first quarter of 2020.

Gross Profit

	For the Three Months Ended March 31,
In thousands	2021	2020
Gross profit	$48,549	$38,568
$ change	9,981	(3,488)
% change	25.9%	(8.3)%
% of net sales	21.4%	19.2%

Gross margin for the three-month period ended March 31, 2021 increased 220 basis points compared to the corresponding period in 2020. The Performance Materials segment favorably impacted consolidated gross margin by approximately 390 basis points, primarily due to favorable product mix, driven by higher demand for face mask media in response to the COVID-19 pandemic and higher sealing and advanced solutions sales. Lower fixed costs driven by the 2020 restructuring activities also contributed to the Performance Materials segment's gross margin improvement. The Technical Nonwovens segment favorably impacted consolidated gross margin by approximately 20 basis points due to the absence of a $0.9 million inventory charge in the first quarter of 2020 related to a flood in one of its European facilities. The Thermal Acoustical Solutions segment adversely impacted consolidated gross margin by approximately 190 basis points, primarily driven by the higher labor costs noted above.

Selling, Product Development and Administrative Expenses

	For the Three Months Ended March 31,
In thousands	2021	2020
Selling, product development and administrative expenses	$35,633	$33,027
$ change	2,606	21
% change	7.9%	0.1%
% of net sales	15.7%	16.5%

Selling, product development and administrative expenses for the three-month period ended March 31, 2021 increased $2.6 million, but decreased 80 basis points as a percentage of consolidated net sales, compared to the corresponding period in 2020. The increase in selling, product development and administrative expenses were driven by higher compensation-related expenses of $2.8 million, higher consulting costs of $2.1 million, and an increase in other general administrative costs of $0.6 million. These increases were partially offset by lower corporate strategic initiatives expenses of $1.8 million, and a decrease in intangible assets amortization expense of $1.1 million.

Impairment of Goodwill and Other Long-Lived Assets

	For the Three Months Ended March 31,
In thousands	2021	2020
Impairment of goodwill and other long-lived assets	$—	$61,109

The Company recorded a goodwill impairment charge of $48.7 million in the Performance Materials segment during the three-month period ended March 30, 2020 due to lower demand in automotive and other end markets as a result of the COVID-19 pandemic. In addition, as a result of the COVID 19 pandemic and the Company's action plan to address the associated risks, the Company accelerated certain strategic actions. One such action was a review of an underperforming European plant within the Performance Materials segment. As a result of a strategic shift regarding this plant, the Company performed an impairment assessment on the long-lived assets of the plant, which resulted in a long-lived asset impairment charge of $12.4 million during the three-month period ended March 31, 2020.

Restructuring Expenses

	For the Three Months Ended March 31,
In thousands	2021	2020
Restructuring expenses	$777	$—

In the first quarter of 2021, the Company recorded pre-tax restructuring charges of $0.8 million primarily consisting of severance costs and legal expenses.

(Gain) Loss On The Sale Of A Businesses

	For the Three Months Ended March 31,
In thousands	2021	2020
(Gain) loss on the sale of a business	$698	$—

In the first quarter of 2021, the Company entered into an agreement to sell a facility in Germany, which closed on March 11, 2021. The Company agreed to pay $1.8 million (€1.5 million) to the buyer and provide $2.2 million (€1.9 million) in additional funding, net of cash and certain net working capital adjustments, to cover pension and restructuring liabilities recorded in 2020. As a result of the sale of the business, the Company recorded a pre-tax loss of $0.7 million. The final consideration and loss are subject to a working capital adjustment expected to be settled in 2022.

Employee Benefit Plans Settlement Expenses

	For the Three Months Ended March 31,
In thousands	2021	2020
Employee benefit plans settlement expenses	$—	$385
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

Interest Expense

	For the Three Months Ended March 31,
In thousands	2021	2020
Interest expense	$3,448	$2,857
Weighted average interest rate during the year	5.1%	4.4%

The increase in interest expense for the three-month period ended March 31, 2021 compared to the corresponding period in 2020 was primarily due to higher interest rates related to the amendment of the 2018 Amended Credit Agreement in the second quarter of 2020, partially offset by reduction to interest expense due to the favorable interest rate differential between the U.S. dollar and Euro related to the net investment hedge the company entered into in 2019.

Other Income and Expense

	For the Three Months Ended March 31,
In thousands	2021	2020
Other expense (income), net	$86	$(418)
Other expense (income), net, was unfavorable for the three-month period ended March 31, 2021 compared to the corresponding 2020 period primarily due to foreign currency losses recognized on the revaluation of cash, trade payables and receivables and intercompany loans denominated in currencies other than the functional currencies of the Company's subsidiaries.
Effective Income Tax Rate

	For the Three Months Ended March 31,
	2021	2020
Effective income tax rate	35.7%	3.5%

For the three-month period ended March 31, 2021, the Company's effective tax rate was 35.7% compared to an effective tax rate of 3.5% for the three-month period ended March 31, 2020. For the three-month period ended March 31, 2021, the rate was negatively impacted by $0.5 million due to a change in assertion on unremitted foreign earnings, $0.4 million related to foreign earnings taxed at higher rates, and $0.2 million of valuation allowance activity. For the three-month period ended March 31, 2020, the Company had a pre-tax loss primarily resulting from an impairment charge of $61.1 million. The impairment charge significantly impacted the Company's effective tax rate as $48.7 million of the impairment charge related to non-deductible goodwill, resulting in a lower effective tax rate for the first quarter of 2020 when the Company was in a pre-tax loss position. Additionally, the effective rate, for the first quarter of 2020, was negatively impacted by valuation allowance activity of $0.3 million.

SEGMENT RESULTS

The following tables present segment net sales and operating income (loss) for the primary product categories for the three-month periods ended March 31, 2021 and 2020.

Net sales by segment:

	For the Three Months Ended March 31,
In thousands	2021	2020
Performance Materials Segment (1),(2):
Filtration Products	$34,346	$25,887
Sealing and Advanced Solutions Products	44,987	39,333
Performance Materials Segment net sales	79,333	65,220

Technical Nonwovens Segment:
Industrial Filtration Products	36,401	31,369
Advanced Materials Products (2)	25,274	26,034
Technical Nonwovens Segment net sales	61,675	57,403

Thermal Acoustical Solutions Segment:
Parts	86,494	77,321
Tooling	4,550	6,440
Thermal Acoustical Solutions Segment net sales	91,044	83,761

Eliminations and Other (2)	(4,953)	(5,857)
Consolidated Net Sales	$227,099	$200,527

Operating income (loss) by segment:

	For the Three Months Ended March 31,
In thousands	2021	2020
Performance Materials (1),(3)	$15,296	$(56,941)
Technical Nonwovens (4)	5,104	3,813
Thermal Acoustical Solutions	1,674	5,628
Corporate Office Expenses	(9,935)	(8,068)
Consolidated Operating Income (Loss)	$12,139	$(55,568)

(1)The Performance Materials segment includes the results of the facility in German that the Company sold on March 11, 2021.
(2)Included in the Performance Materials segment, Technical Nonwovens segment, and Eliminations and Other is the following:
•Technical Nonwovens segment intercompany sales of $3.9 million and $5.0 million to the Thermal Acoustical Solutions segment for the three-month periods ended March 31, 2021 and 2020, respectively.
•Performance Materials segment intercompany sales of $1.0 million and $0.9 million to the Thermal Acoustical Solutions segment for the three-month periods ended March 31, 2021 and 2020, respectively.
(3)Included in the operating results within the Performance Materials segment are the following:
•$61.1 million of impairment charges related to goodwill and other long-lived assets for the three-month period ended March 31, 2020.
•$3.0 million and $4.0 million of intangible assets amortization for the three-month periods ended March 31, 2021 and 2020, respectively.
(4)Included in the Technical Nonwovens segment is the following:
•$1.1 million and $1.2 million of intangible assets amortization for the three-month periods ended March 31, 2021 and 2020, respectively.

Performance Materials

Segment net sales increased $14.1 million, or 21.6%, in the first quarter of 2021 compared to the first quarter of 2020. The increase was primarily driven by higher net sales in filtration of $8.5 million due to the demand in the air filtration market for face mask media in response to the COVID-19 pandemic. Additionally, sealing and advanced solutions sales increased $5.7 million driven by strong demand for sealing in agriculture, construction, and transportation end markets, as well as higher demand for cryogenic insulation products. Foreign currency translation positively impacted segment net sales by $1.7 million, or 2.6%.

The Performance Materials segment reported operating income of $15.3 million, or 19.3% of segment sales, in the first quarter of 2021, compared to an operating loss of ($56.9) million in the first quarter of 2020. The increase in operating income of $72.2 million was primarily driven by the absence of goodwill and other long-lived asset impairment charges of $61.1 million recorded in the first quarter of 2020. The increase in operating income of $11.1 million, excluding the first quarter 2020 impairment charges, was driven by an improvement in gross margin of 940 basis points, primarily related to favorable product mix from continued demand for face mask media, higher demand in the sealing and cryogenics markets, and lower fixed costs driven by the 2020 restructuring activities. Selling, product development and general administrative expenses increased $0.1 million, decreasing 340 basis points as a percentage of net sales, due to segment restructuring charges of $0.7 million and higher accrued cash incentive compensation of $0.3 million, which was largely offset by lower intangible amortization costs of $0.9 million.

Technical Nonwovens

Segment net sales increased $4.3 million, or 7.4%, in the first quarter of 2021 compared to the first quarter of 2020. Industrial filtration net sales increased $5.0 million, or 16.0%, driven by a 86% increase in China sales compared to the prior year due to key wins for steel, cement and power projects and the absence of the COVID-19 pandemic related shutdowns experienced in the first quarter of 2020. Advanced materials net sales decreased $0.8 million, or 2.9%, in the first quarter of 2021 compared to the first quarter of 2020, driven primarily by lower domestic demand, partially offset by higher demand in the geosynthetics market in Canada. Foreign currency translation positively impacted segment net sales by $3.2 million, or 5.6%.

The Technical Nonwovens segment reported operating income of $5.1 million, or 8.3% of segment net sales, in the first quarter of 2021, compared to $3.8 million, or 6.6% of net segment sales, in the first quarter of 2020. The increase in operating income of $1.3 million was primarily driven by an improvement in gross margin of 190 basis points, primarily related to the absence of a $0.9 million inventory charge in the first quarter of 2020 related to a flood in one of its European facilities. Selling, product development and general administrative expenses increased $0.6 million, or 20 basis points as a percentage of segment net sales, primarily driven by an increase in salaries expense of $0.7 million.

Thermal Acoustical Solutions

Segment net sales increased $7.3 million, or 8.7%, in the first quarter of 2021 compared to the first quarter of 2020. This increase was primarily due to an increase in parts sales of $9.2 million driven by higher sales across all regions. During the first quarter 2020, sales were adversely impacted by temporary plant shutdowns due to the COVID-19 pandemic. This increase was partially offset by lower tooling sales of $1.9 million in the first quarter of 2021 compared to the first quarter of 2020. Foreign currency translation favorably impacted segment net sales by $2.6 million, or 3.0%.

The Thermal Acoustical Solutions segment operating income was $1.7 million, or 1.8% of segment net sales, in the first quarter of 2021, compared to operating income of $5.6 million, or 6.7% of segment net sales, in the first quarter of 2020. The decrease in operating income of $3.9 million, or 490 basis points, as a percentage of segment net sales, was primarily due to the degradation of gross margin of 430 basis points driven by higher labor and outsourcing costs from work force shortages related to COVID-19 in the early part of 2021. Gross margin was also negatively impacted by higher raw material commodity costs related to an increase in market pricing of aluminum and aluminized steel in the first quarter of 2021. Operating income was further impacted by an increase in selling, product development and administrative expenses of $1.0 million, or 60 basis points as a percentage of segment net sales, driven by higher salaries and recruiting costs of $0.4 million and higher other general administrative costs of $0.6 million.

Corporate Office Expenses

Corporate office expenses for the three-month period ended March 31, 2021 were $9.9 million, compared to $8.1 million in the corresponding period in 2020. The increase of $1.8 million was primarily due to higher consulting costs of $2.0 million, an increase in employee compensation-related costs of $1.4 million, and increased other general administrative costs of $0.2 million. These increases were partially offset by lower corporate strategic initiatives expenses of $1.8 million.

LIQUIDITY AND CAPITAL RESOURCES

The Company assesses liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. The Company's principal source of liquidity is operating cash flows and bank borrowings. In addition to operating cash flows, other significant factors that affect the overall management of liquidity include capital expenditures, investments in businesses, strategic transactions, income tax payments, debt service payments, outcomes of commitments and contingencies, foreign currency exchange rates, employee benefit plan funding and factors that might otherwise affect the company's business and operations generally, as described under the heading “Risk Factors” and “Forward-Looking Statements” in Part I, Item 1A - Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The Company manages worldwide cash requirements by considering available funds among domestic and foreign subsidiaries.

The Company continues to manage working capital effectively through inventory management and using consigned inventory arrangements where appropriate, taking advantage of early pay discounts when offered by suppliers, and optimizing accounts receivable collections by selling trade accounts receivable balances when appropriate. A select number of larger customers negotiate longer payment terms. These selected customers offer early pay discounts and/or supply chain financing agreements that allows the Company to collect amounts due earlier than the customer negotiated terms, less a discount on the nominal value of the receivable. The Company also entered into arrangements with a banking institution to sell trade accounts receivable balances for selected customers. See “Transfers of Financial Assets” in Note 1, “Basis of Financial Statement Presentation,” in the Notes to Condensed Consolidated Financial Statements for additional information.

Future Cash Requirements

At March 31, 2021, the Company held $88.7 million in cash and cash equivalents, including $23.1 million in the U.S. with the remaining held by foreign subsidiaries and $261.5 million of borrowings outstanding and standby letters of credit outstanding of $1.8 million under the 2018 Amended Credit Agreement.

In addition to the Company’s working capital requirements, one or more of the following items could have a material impact on the Company’s liquidity during the next twelve months (items are not in the order of importance):

•the matters described in Note 15, “Commitments and Contingencies,” in the Notes to Condensed Consolidated Financial Statements;
•capital expenditures, including the strategic investments discussed below;
•investments in businesses and strategic costs and/or transactions;
•restructuring and severance costs (see Note 11, “Restructuring,” in the Notes to Condensed Consolidated Financial Statements);
•income tax payments;
•research and development expenditures;
•costs and payments associated with tooling for new OEM programs;
•debt service payments;
•employer payroll tax payments deferred under the CARES Act;
•foreign currency exchange rates;
•employee benefit plan funding (see Note 10, “Employer Sponsored Benefit Plans,” in the Notes to Condensed Consolidated Financial Statements); and
•repurchase of common stock under the Company's Share Repurchase Program.

The Company expects to contribute approximately $0.7 million to its domestic defined employee benefit plan in 2021.

Strategic Investments

In 2020, the Company approved investments to add capital equipment in North America and Europe to produce fine fiber meltblown filtration media in the Performance Materials segment. In North America, the Company is investing approximately $25.0 million for two production lines in its Rochester, New Hampshire facility. The Company received a $13.5 million grant from the U.S. Government to partially fund this investment. The cumulative capital expenditures incurred for this ongoing project was $8.5 million through March 31, 2021, net of $12.3 million in funding from the U.S. Government.

In Europe, the Company is investing approximately $13.0 million for a production line in its Saint-Rivalain, France facility to meet the European Union demand for face mask and air filtration products. This investment is being partially funded by a grant from the French Government that provides funding up to 30% of the investment. The cumulative capital expenditures incurred for this ongoing project was $8.0 million through March 31, 2021, net of $3.2 million in funding from the French Government.

Discussion and Analysis of Cash Flows

A summary of the Company's consolidated cash flows is as follows:

	For the Three Months Ended
In thousands	March 31, 2021	March 31, 2020	2021 vs. 2020
Total cash provided by (used for):
Operating activities	$220	$26,741	$(26,521)
Investing activities	(9,455)	(7,499)	(1,956)
Financing activities	(4,501)	18,375	(22,876)

Free Cash Flow (1):
Net cash provided by (used for) operating activities	220	26,741	(26,521)
Capital expenditures	(8,119)	(9,157)	1,038
Free cash flow	$(7,899)	$17,584	$(25,483)
(1) Free Cash Flow, a non-U.S. GAAP financial measure, is defined as net cash provided by operating activities less capital expenditures, both of which are presented in the Company’s Condensed Consolidated Statements of Cash Flows. See Management’s Discussion and Analysis of Financial Condition and Results of Operations – Non-GAAP Financial Measures for more information regarding Free Cash Flow.

Operating Cash Flows

Net cash provided by operating activities for the three-month period ended March 31, 2021 was $0.2 million compared with net cash provided by operating activities of $26.7 million in the corresponding period in 2020. The $26.5 million decrease is driven primarily by higher accounts receivables, as a result of higher sales volume and lower accounts payables due to the timing of payments for raw material purchases.

Investing Cash Flows

During the three-month periods ended March 31, 2021 and 2020, net cash used for investing activities consisted of capital expenditures of $8.1 million and $9.2 million, respectively. The Company also paid $2.7 million in connection with the sale of a facility in Germany.

Financing Cash Flows

During the three-month period ended March 31, 2021, net cash used for financing activities was $4.5 million compared to net cash provided by financing activities of $18.4 million in the corresponding period in 2020. The Company made debt repayments of $9.5 million and $4.5 million in the first three months of 2021 and 2020, respectively. During the first quarter of 2020, the Company borrowed an incremental $20.0 million under its 2018 Amended Credit Agreement as a precautionary measure in light of the uncertainty caused by the COVID-19 pandemic.

Other Sources and Use of Cash

On April 20, 2021, the Company announced that our Board of Directors approved a Share Repurchase Program authorizing the repurchase, from time to time at the Company's discretion, of up to an aggregate of $30 million of common stock, par value $0.01 per share, of the Company. The ability to repurchase the Company’s common stock will continue until the Board of Directors reaches a determination to discontinue share repurchases. The timing and actual amount of shares repurchased will depend on a variety of factors including stock price, market conditions, corporate and regulatory requirements, and capital availability, among other factors.

Financing Arrangements

The Company's 2018 Amended Credit Agreement has a revolving commitment of $170 million and a term loan commitment of $144 million.

Interest rates on amounts outstanding under the 2018 Amended Credit Agreement are variable based on LIBOR. The LIBOR benchmark has been the subject of national, international, and other regulatory guidance and proposals for reform. In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR after 2021. These reforms may cause LIBOR to perform differently than in the past, and LIBOR may ultimately cease to exist after 2021. Alternative, benchmark rate(s) may replace LIBOR and could affect the Company's debt securities, derivative instruments, receivables, debt payments and receipts. At this time, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact the Company's contracts that terminate after 2021. There is uncertainty about how applicable law, the courts or the Company will address the replacement of LIBOR with alternative rates on variable rate retail loan contracts and other contracts that do not include alternative rate fallback provisions. In addition, any changes to benchmark rates may have an uncertain impact on the Company's cost of funds and access to the capital markets, which could impact liquidity, financial position, or results of operations.

Borrowings outstanding and available borrowings are summarized below:

In thousands	At March 31, 2021	At December 31, 2020
Total borrowings committed:
Revolver commitment	$170,000	$170,000
Term loan commitment	144,000	144,000
Total borrowings committed	314,000	314,000

Total borrowings outstanding:
Amounts outstanding under the revolver	$127,500	$134,500
Amounts outstanding under the term loan, excluding debt issuance costs	134,000	136,500
Total borrowings outstanding	261,500	271,000

Total borrowings available:
Revolver commitment	$170,000	$170,000
Less amounts outstanding under the revolver	127,500	134,500
Less letters of credit outstanding	1,776	1,776
Available borrowings, net of letters of credit	$40,724	$33,724

Average bank borrowings	$270,894	$283,291

The Company is required to pay a quarterly commitment fee on the unused revolving commitment amount at a rate of 0.375% per annum, based on the unused portion of the revolver commitment. Fees for outstanding letters of credit range from 3.00% to 4.25%.

The Company has an interest rate swap in place to convert a portion of the Company's borrowings from a variable rate to a fixed rate. See Note 7, "Derivatives," in the Notes to Condensed Consolidated Financial Statements for additional information..

On April 26, 2021, the Company replaced its 2018 Amended Credit Agreement with a newly executed Credit Agreement increasing total borrowings from $314 million to $346 million. The new 2021 senior secured revolving credit agreement ("2021 Credit Facility") has a revolving facility of $170.0 million, which includes a $50.0 million sublimit for the issuance of letters of credit, a $50.0 million sublimit for alternative currencies loans and a $30.0 million sublimit for swingline loans, and a term loan facility of $176.0 million.

Interest is charged on borrowings, at the Company’s option, of either: (i) LIBOR (if LIBOR is not available for an alternative currency, such other interest rate customarily used by Bank of America for such alternative currency) plus the Applicable Margin, or (ii) for U.S. denominated loans the Base Rate, which is a fluctuating rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by the Administrative Agent, and (c) the one month LIBOR (adjusted daily) plus 1.00%, plus the Applicable Margin. The Applicable Margin is 2.00% per annum in the case of LIBOR and alternative currency loans and letters of credit and 1.00% per annum in the case of Base Rate loans for the first full fiscal quarter following the closing date of the 2021 Credit Facility. Thereafter, the Applicable Margin is determined based on the Company’s Consolidated Net Leverage Ratio (as defined in the 2021 Credit Facility), which ranges from 1.25% to 2.50% per annum for LIBOR and alternative currency loans and letters of credit, and ranges from 0.25% to 1.50% per annum for Base Rate loans. The Company pays a quarterly commitment fee of 0.275% per annum on the unused portion of the revolving facility for the first full fiscal quarter following the closing date of the 2021 Credit Facility. Thereafter, the quarterly commitment fee ranges from 0.20% to 0.30% per annum.

The 2021 Credit Facility contains customary affirmative and negative covenants, including covenants limiting the Company to, among other things, incur debt, grant liens, make certain investments, engage in a line of business substantially different from business conducted by the Company, transact with affiliates, restricted payments, and sell assets. The 2021 Credit Facility also contains customary financial covenants including a minimum consolidated fixed coverage ratio and maximum consolidated net leverage ratios.

The Company was in compliance with all covenants set forth in the 2018 Amended Credit Agreement as of and for the quarter ended March 31, 2021, and in the 2021 Credit Facility as of the date hereof, and the Company does not anticipate noncompliance in the foreseeable future.

For additional information, see Note 6, “Long-Term Debt and Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements.

NON-GAAP FINANCIAL MEASURES

The Company believes that the non-GAAP measure used in this report provide investors with important perspectives into our ongoing business performance. The Company does not intend for the information to be considered in isolation or as a substitute for the related U.S. GAAP measure. Other companies may define the measures differently. The Company defines the Free Cash Flow measure as follows:

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in the Company’s contractual obligations or off-balance sheet arrangements during the first three months of 2021. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of the Company’s contractual obligations and off-balance sheet arrangements.

RECENT ACCOUNTING STANDARDS

For information regarding recent changes in accounting standards, see Note 2, “Recent Accounting Standards,” in the Notes to Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING STATEMENTS

Preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. Management believes the most complex and sensitive judgments, because of their significance to the Consolidated Financial Statements, result primarily from the need to make estimates about the effects of matters that are inherently uncertain. Management’s Discussion and Analysis and the Notes to Consolidated Financial Statements in the Company’s 2020 Annual Report on Form 10-K describe the critical accounting estimates and significant accounting policies used in preparing the Condensed Consolidated Financial Statements. Actual results in these areas could differ from management’s estimates.

There have been no significant changes in the Company’s critical accounting estimates during the three-month period ended March 31, 2021.

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
•Expected impact of the coronavirus pandemic ("COVID-19") on the Company's businesses;
•Overall economic, business and political conditions and the effects on the Company’s markets;
•Ability to meet financial covenants in the Company's credit agreement;
•Outlook for the second quarter and full year 2021;
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
•Future impacts resulting from cyber-security threats and vulnerabilities; and
•The expected outcomes of legal proceedings and other contingencies, including environmental matters.

All forward-looking statements are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements made in this Quarterly Report on Form 10-Q, as well as in press releases and other statements made from time to time by the Company’s authorized officers. Such risks and uncertainties include, among others, the duration, severity, and impact of COVID-19 or other new pandemics and the measures taken in response thereto, in particular the impact the virus has on the Company's operations and ability to meet customer demands; worldwide economic cycles and political changes and uncertainties that affect the markets which the Company’s businesses serve, which could have an effect on demand for the Company’s products and impact the Company’s profitability; challenges encountered by the Company in the execution of restructuring programs; disruptions in the global credit and financial markets, including diminished liquidity and credit availability; changes in international trade agreements and policies, including tariff regulation and trade restrictions; swings in consumer confidence and spending; unstable economic growth; volatility in foreign currency exchange rates; raw material pricing and supply issues; fluctuations in unemployment rates; retention of key employees; increases in fuel prices; and outcomes of legal proceedings, claims and investigations, as well as other risks and uncertainties identified in Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q, and Part I, Item 1A - Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The Company does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the Company’s exposure to market risk during the first three months of 2021. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for discussion of the Company’s exposure to market risk.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer (the “CEO”) and the Executive Vice President and Chief Financial Officer and Treasurer (the "CFO"), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"), and that such information is accumulated and communicated to management of the Company, with the participation of its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of March 31, 2021 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the three-month period ended March 31, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS
General

From time to time, the Company is subject to legal proceedings, claims, investigations and inquiries that arise in the ordinary course of business such as, but not limited to, actions with respect to commercial, intellectual property, employment, personal injury, and environmental matters. The Company believes that it has meritorious defenses against the claims currently asserted against it and intends to defend them vigorously. While the outcome of litigation is inherently uncertain and the Company cannot be sure that it will prevail in any of the cases, subject to the matters referenced in Note 15, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements of this report, the Company is not aware of any matters pending that are expected to have a material adverse effect on the Company’s business, competitive position, financial position, results of operations, capital expenditures or cash flows.

The Company records loss accruals related to matters for which it considers a loss to be both probable and reasonably estimable. Legal expenses are generally expensed when incurred. The Company evaluates, on a quarterly basis, developments in legal proceedings that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. Loss contingencies are subject to substantial uncertainties, however, including for each such contingency the following, among other factors: (i) the procedural status of the case; (ii) whether the case has or may be certified as a class action suit; (iii) the outcome of preliminary motions; (iv) the impact of discovery; (v) whether there are significant factual issues to be determined or resolved; (vi) whether the proceedings involve a large number of parties and/or claims in multiple jurisdictions or jurisdictions in which the relevant laws are complex or unclear; (vii) the extent of potential damages, which are often unspecified or indeterminate; and (viii) the status of settlement discussions, if any, and the settlement postures of the parties. Because of these uncertainties, management has determined that, except as set forth in Note 15, "Commitments and Contingencies" in the Notes to Condensed Consolidated Financial Statements of this report, the amount of loss or range of loss that is reasonably possible in respect of each matter described below (including any reasonably possible losses in excess of amounts already accrued), is not reasonably estimable.

Except as set forth in Note 15, "Commitments and Contingencies," in the Notes to Condensed Consolidated Financial Statements of this report, neither the Company nor any of its subsidiaries is a party, nor is any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of all such claims in existence at March 31, 2021, will not have a material adverse effect on our business, financial condition and results of operations or cash flows.

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

See Note 15, "Commitments and Contingencies," in the Notes to Condensed Consolidated Financial Statements for additional information regarding environmental matters.

Item 1A.	RISK FACTORS

Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition and cash flows as set forth under Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. We do not believe there have been any material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020, but we may disclose changes to such factors or disclose additional factors from time to time in future filings with the SEC. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position and cash flows.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following table provides information about purchases of Common Stock by the Company during the three-month period ended March 31, 2021:

Period	Total Number of Shares Purchased (1)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Program (2)	Maximum Number of Shares That May Yet Be Purchased Under the Program
January 1, 2021 - January 31, 2021	—	$—	—	—
February 1, 2021 - February 28, 2021	664	$32.82	—	—
March 1, 2021 - March 31, 2021	4,982	$36.03	—	—
	5,646	$35.65	—	—

(1)During the quarter, the Company acquired 5,646 shares of common stock in connection with tax withholding obligations pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans.
(2)On April 20, 2021, the Company announced that our Board of Directors approved a Share Repurchase Program authorizing the repurchase, from time to time at the Company's discretion, of up to an aggregate of $30.0 million of common stock, par value $0.01 per share, of the Company.

Item 5.	OTHER INFORMATION
2021 Credit Facility
On April 26, 2021, the Company replaced its 2018 Amended Credit Agreement with a newly executed Credit Agreement by and among the Company, as borrower, and certain direct and indirect subsidiaries as guarantors, and Bank of America, N.A., as Administrative Agent, Lender, L/C Issuer and Swingline Lender, and Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., KeyBank N.A, Santander Bank, N.A., TD Bank, N.A., and Webster Bank, N.A, as Lenders. The principal purpose of the 2021 Amendment was to increase total borrowings from $314 million to $346 million and obtain more favorable borrowing rates. See Note 6, "Long-term Debt and Financing Arrangements," in the Notes to Condensed Consolidated Financial Statements for additional information. A copy of the Amendment is filed herewith as Exhibit 10.1 and incorporated herein by reference. The above description of the 2021 Credit Facility is qualified in its entirety by reference to such exhibit.

Item 6.	EXHIBITS

Exhibit Number	Description

10.1	Credit Agreement, dated April 26, 2021, by and among Lydall, Inc., as borrower, the Guarantors named therein, and Bank of America, N.A., as Agent for the Lenders, filed herewith.

10.2	Security and Pledge Agreement, dated April 26, 2021, by and among Lydall, Inc., and Bank of America, N.A., filed herewith.

31.1	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal executive officer, filed herewith.

31.2	Certification Pursuant to Rule 13a-14(a) and Rule 15d-14(a) under the Securities Exchange Act of 1934, of principal financial officer, filed herewith.

32.1	Certifications Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, filed herewith.

101.INS	Inline XBRL Instance Document

101.SCH	Inline XBRL Taxonomy Extension Schema Document

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document

104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

LYDALL, INC.

April 27, 2021	By:	/s/ Randall B. Gonzales
Randall B. Gonzales Executive Vice President and Chief Financial Officer and Treasurer (Principal Financial Officer)