Form 10-Q
period 2021-06-30
LYDALL INC /DE/
filed 2021-07-28
CIK 60977

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Total Shares outstanding July 15, 2021	18,033,012

LYDALL, INC.

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

LYDALL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net sales	$221,744	$146,160	$448,843	$346,687
Cost of sales	173,958	117,742	352,508	279,701
Gross profit	47,786	28,418	96,335	66,986
Selling, product development and administrative expenses	38,182	30,164	73,815	63,191
Impairment of goodwill and other long-lived assets	—	—	—	61,109
Restructuring expenses	190	—	967	—
Operating income (loss)	9,414	(1,746)	21,553	(57,314)
(Gain) loss on the sale of a business	266	—	964	—
Employee benefit plans settlement expenses	—	—	—	385
Interest expense	2,414	4,476	5,862	7,333
Other (income) expense, net	206	248	292	(170)
Income (loss) before income taxes	6,528	(6,470)	14,435	(64,862)
Income tax expense (benefit)	905	(595)	3,726	(2,610)
(Income) loss from equity method investment	(157)	(18)	(165)	26
Net income (loss)	$5,780	$(5,857)	$10,874	$(62,278)
Earnings (loss) per share:
Basic	$0.33	$(0.34)	$0.62	$(3.59)
Diluted	$0.32	$(0.34)	$0.61	$(3.59)
Weighted average number of common shares outstanding:
Basic	17,575	17,372	17,560	17,354
Diluted	17,977	17,372	17,923	17,354

See accompanying notes to condensed consolidated financial statements.

LYDALL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(In thousands) (Unaudited)

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income (loss)	$5,780	$(5,857)	$10,874	$(62,278)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustments	3,060	5,146	46	(4,811)
Pension liability adjustment, net of taxes of less than $0.1 million, $0.0 million, $0.1 million and $0.1 million, respectively	22	—	387	331
Unrealized gain (loss) on hedging activities, net of taxes of $0.4 million, $0.2 million, $0.9 million, and $0.1 million, respectively	(125)	(685)	2,893	(239)
Other comprehensive income (loss)	2,957	4,461	3,326	(4,719)
Total comprehensive income (loss)	$8,737	$(1,396)	$14,200	$(66,997)

See accompanying notes to condensed consolidated financial statements.

LYDALL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share amounts) (Unaudited)

Assets	June 30, 2021	December 31, 2020
Current assets:
Cash and cash equivalents	$102,544	$102,176
Accounts receivable, net of allowance for doubtful accounts of $2,188 and $2,402, respectively	128,407	116,947
Contract assets	22,756	32,403
Inventories	88,226	78,996
Taxes receivable	12,687	6,652
Prepaid expenses	5,066	4,870
Other current assets	7,986	7,348
Assets of a business held-for-sale	1,233	—
Total current assets	368,905	349,392
Property, plant and equipment, at cost	515,393	506,509
Accumulated depreciation	(303,908)	(291,996)
Property, plant and equipment, net	211,485	214,513
Operating lease right-of-use assets	25,798	22,243
Goodwill	87,842	87,595
Other intangible assets, net	86,922	95,121
Other assets, net	6,948	6,598
Total assets	$787,900	$775,462
Liabilities and Stockholders' Equity
Current liabilities:
Current portion of long-term debt	$8,609	$9,789
Accounts payable	116,631	101,905
Accrued payroll and other compensation	23,177	24,589
Accrued taxes	6,555	8,214
Derivative liabilities	8,147	11,996
Restructuring liabilities	36	9,431
Other accrued liabilities	24,442	21,705
Liabilities of a business held-for-sale	1,933	—
Total current liabilities	189,530	187,629
Long-term debt	251,477	260,649
Long-term operating lease liabilities	20,973	17,947
Deferred tax liabilities	30,913	27,174
Benefit plan liabilities	17,554	21,691
Other long-term liabilities	2,254	2,676
Commitments and Contingencies (Note 16)
Stockholders' equity:
Preferred stock, $0.01 per share par value, 500 shares authorized (none issued or outstanding)	—	—
Common stock, $0.01 per share par value, 30,000 shares authorized (25,755 and 25,555 shares issued, respectively)	258	256
Capital in excess of par value	103,272	99,770
Retained earnings	277,778	266,904
Accumulated other comprehensive income (loss)	(15,016)	(18,342)
Less treasury stock, 7,722 and 7,717 shares of common stock, respectively, at cost	(91,093)	(90,892)
Total stockholders' equity	275,199	257,696
Total liabilities and stockholders’ equity	$787,900	$775,462

See accompanying notes to condensed consolidated financial statements.

LYDALL, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands) (Unaudited)

	For the Six Months Ended
	June 30, 2021	June 30, 2020
Cash flows from operating activities:
Net income (loss)	$10,874	$(62,278)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	22,794	24,035
Amortization of debt issuance costs	252	807
Impairment of goodwill and long-lived assets	—	61,109
Deferred income taxes	3,094	(6,048)
(Gain) loss on the sale of a business	964	—
Employee benefit plans settlement expenses	—	385
Stock-based compensation	2,695	1,799
(Gain) loss on disposition of property, plant and equipment	7	25
(Gain) loss from equity method investment	(165)	26
Other, net	(88)	53
Changes in operating assets and liabilities:
Accounts receivable	(16,690)	3,063
Contract assets	9,594	222
Inventories	(9,508)	(353)
Income taxes (receivable) payable	(6,753)	886
Prepaid expenses and other assets	(648)	(953)
Accounts payable	11,415	8,342
Accrued payroll and other compensation	(2,378)	2,974
Deferred revenue	(768)	1,850
Accrued taxes payable	(105)	5,833
Benefit plan liabilities	(3,899)	(434)
Other, net	(2,190)	(928)
Net cash provided by (used for) operating activities	18,497	40,415
Cash flows from investing activities:
Capital expenditures	(13,265)	(15,472)
Collections of finance receivables	3,111	3,390
Payments from divestitures	(2,715)	—
Proceeds from the sale of property, plant and equipment	19	2
Net cash provided by (used for) investing activities	(12,850)	(12,080)
Cash flows from financing activities:
Proceeds from borrowings	263,210	20,000
Debt repayments	(274,910)	(7,001)
Proceeds from servicing receivables	4,787	458
Common stock issued	793	33
Common stock repurchased	(201)	(8)
Net cash provided by (used for) financing activities	(6,321)	13,482
Effect of exchange rate changes on cash	1,042	(602)
Increase (decrease) in cash and cash equivalents	368	41,215
Cash and cash equivalents at beginning of period	102,176	51,331
Cash and cash equivalents at end of period	$102,544	$92,546

See accompanying notes to condensed consolidated financial statements.

LYDALL, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1. BASIS OF FINANCIAL STATEMENT PRESENTATION

Basis of Presentation

The accompanying Condensed Consolidated Financial Statements include the accounts of Lydall, Inc. and its subsidiaries (collectively, “Lydall”, “the Company”, “we”, and “our”). All financial information is unaudited for the interim periods reported. All significant intercompany transactions have been eliminated in the Condensed Consolidated Financial Statements. The Company's Condensed Consolidated Financial Statements have been prepared in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The year-end Condensed Consolidated Balance Sheet amounts have been derived from the audited financial statements for the year ended December 31, 2020 but does not include all disclosures required by U.S. GAAP. In the opinion of management, the condensed consolidated financial information reflects all adjustments necessary for a fair statement of the Company’s consolidated financial position, results of operations, and cash flows for the interim periods reported, but do not include all the disclosures required by U.S. GAAP. All such adjustments are of a normal recurring nature, unless otherwise disclosed in this report. Certain amounts in prior year financial statements and notes thereto have been reclassified to conform to current year presentation. The statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020.

Merger Agreement

As previously announced, on June 21, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Unifrax Holding Co. (“Parent”), Outback Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), and solely with respect to certain payment obligations of Parent thereunder, Unifrax I LLC (“Unifrax”). Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Unifrax is a global provider of specialty materials focused on thermal management, specialty filtration, battery materials, emission control, and fire protection applications and is backed by Clearlake Capital Group, L.P.

Subject to the terms and conditions of the Merger Agreement, each share of common stock, par value $0.01 per share, of the Company (the “common stock”) (other than shares of common stock held by the Company as treasury stock) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than dissenting shares) will be converted into the right to receive $62.10 per share in cash, without interest. If the Merger is consummated, the Company’s securities will be de-listed from the New York Stock Exchange (the “NYSE”) and de-registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as practicable following the Effective Time.

The completion of the Merger is subject to customary closing conditions, including, among others, (i) the approval of the Company’s stockholders holding a majority of the outstanding shares of common stock and (ii) the expiration or termination of any waiting period applicable to the consummation of the Merger under the Hart-Scott Rodino Antitrust Improvements Act of 1976, and the expiration of applicable waiting periods or clearances of the Merger, as applicable, under the antitrust and foreign investment laws of certain other jurisdictions. Subject to the satisfaction or (to the extent permissible) waiver of such conditions, the Merger is currently expected to close in the second half of 2021. However, the Company cannot assure completion of the Merger by any particular date, if at all or that, if completed, it will be completed on the terms set forth in the Merger Agreement. The Company’s Condensed Consolidated Financial Statements and related disclosures for the three and six-month periods ended June 30, 2021 and 2020 do not reflect any potential impacts or effects the Merger may have on the Company’s financial statements if the Merger is finalized.

Additional Cash Flow Information

Non-cash investing activities include non-cash capital expenditures of $4.2 million and $2.7 million that were included in Accounts payable at June 30, 2021 and 2020, respectively.

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

The Company maintains arrangements with banking institutions to sell trade accounts receivable balances for select customers. Under the programs, the Company has no risk of loss due to credit default and is charged a fee based on the nominal value of receivables sold between the time of the sale of the trade accounts receivables to banking institutions and collection of the trade accounts receivables from the customer. Under one of the programs, the Company services the trade receivables after the sale to the bank and receives 90.0% of the trade receivables in cash at the time of sale and the remaining 10.0% in cash, net of fees, when the customer pays. Total activity under both arrangements was as follows:

	For the Three Months Ended		For the Six Months Ended
In thousands	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Total trade accounts receivable balances sold	$30,961	$10,288	$65,107	$42,974
Total cash received	$29,268	$9,374	$60,507	$39,533
Total fees incurred	$173	$76	$308	$142

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

2. RECENT ACCOUNTING STANDARDS

Recent Accounting Standards Adopted

In December 2019, the FASB issued ASU 2019-12, "Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes". The new standard is intended to simplify accounting for income taxes by removing certain exceptions to the general principles in Topic 740, and by clarifying and amending existing guidance in other areas of the same topic. This ASU was effective for fiscal years and interim periods beginning after December 15, 2020 with early adoption permitted. The Company adopted this ASU upon issuance and there was no material impact to the Company's Condensed Consolidated Financial Statements and disclosures.

In January 2020, the FASB issued ASU 2020-01, "Investments - Equity Securities (Topic 321), Investments - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815)". The amendments in this update were intended to reduce diversity in practice and increase comparability of the accounting for interaction of equity securities, investments accounted for under the equity method of accounting, and the accounting for certain forward contracts and purchased options accounted for under Topic 815. This ASU was effective for fiscal years and interim periods beginning after December 15, 2020, with early adoption permitted. The Company adopted this ASU upon issuance and there was no material impact to the Company's Condensed Consolidated Financial Statements and disclosures.

In March 2020, the FASB issued ASU 2020-04, "Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting". The amendments in this update are elective, and provide optional expedients and exceptions in accounting for contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In January 2021, the FASB issued ASU 2021-01 to provide additional clarity around Topic 848. Specifically, certain provisions of Topic 848, if elected by an entity, apply to derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. The ASUs can be adopted no later than December 1, 2022 with early adoption permitted. The Company has reviewed the guidance and elected to adopt the use of the expedients permitted, however there have been no modifications or other changes to the Company’s contracts, hedging relationships or other transactions due to reference rate reform as of June 30, 2021.

In October 2020, the FASB issued ASU 2020-10, "Codification Improvements". The amendments in this update were intended to clarify the location of certain disclosure guidance within the ASC, as well as clarify certain guidance in cases where the original guidance may have been unclear. These amendments do not change U.S. GAAP. This ASU was effective for fiscal years and interim periods beginning after December 15, 2020. The Company adopted this ASU upon issuance and notes no impact to the Company's Condensed Consolidated Financial Statements and disclosures.

Recent Accounting Standards Not Yet Adopted

In August 2020, the FASB issued ASU 2020-06, "Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging-Contracts in Entity’s Own Equity (Subtopic 815-40)". The amendments in this update were intended to simplify the accounting for convertible debt instruments and convertible preferred stock. This ASU is effective for fiscal years and interim periods beginning after December 15, 2021 with early adoption permitted. The Company does not expect the adoption of this update to have a material impact on the Company's Condensed Consolidated Financial Statements and disclosures.

3. DIVESTITURE ACTIVITIES

During the third quarter of 2020, the Company undertook actions to consolidate global production facilities for sealing & advanced solutions products, a part of the Company's Performance Materials segment. In the first quarter of 2021, the Company entered into an agreement to sell a German facility, which closed on March 11, 2021. The Company agreed to pay $1.8 million (€1.5 million) to the buyer and provide $2.3 million (€1.9 million) in additional funding, net of cash and certain net working capital adjustments, to cover pension and restructuring liabilities recorded in 2020. As a result of the sale of the facility, the Company recorded a pre-tax loss of $0.3 million and $1.0 million for the three and six-month periods ended June 30, 2021, respectively. The final consideration and loss are subject to a working capital adjustment expected to be settled in 2022.

In the second quarter of 2021, the Company reached an agreement to sell an operating facility located in the Netherlands, which is a component of the Company’s Performance Materials segment. The transaction was completed on July 9, 2021. The assets and liabilities sold in connection with the transaction met the criteria for held-for-sale reporting as of June 30, 2021. The Company did not report the transaction as discontinued operations as it was not considered a strategic shift in the Company’s business. The Company expects to record a gain on the sale in the third quarter of 2021. The results of the operating facility are reflected in continuing operations for the three and six-month periods ended June 30, 2021. The assets and liabilities of the operating facility are reported as current “Assets of a business held-for-sale” and current “Liabilities of a business held-for-sale” as of June 30, 2021. The held-for-sale assets and liabilities of the operating facility were as follows:

In thousands	At June 30, 2021
Accounts receivable, net	$912
Inventories	18
Taxes receivable	35
Prepaid expenses	22
Deferred tax assets	246
Total assets held-for-sale	$1,233

Accounts payable	$161
Accrued taxes	58
Accrued payroll & other compensation	300
Restructuring liabilities	1,414
Total liabilities held-for-sale	$1,933

4. REVENUE FROM CONTRACTS WITH CUSTOMERS

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

Contract Assets and Liabilities

The Company’s contract assets primarily include unbilled amounts typically resulting from sales under contracts when the overtime method of revenue recognition is utilized and revenue recognized exceeds the amount billed to the customer. These unbilled accounts receivable in contract assets are transferred to accounts receivable upon invoicing, typically when the right to payment becomes unconditional, in which case payment is due based only upon the passage of time.

The Company’s contract liabilities primarily relate to billings and advance payments received from customers and deferred revenue. These contract liabilities represent the Company’s obligations to transfer its products to its customers for which the Company has received, or is owed, consideration from its customers. Contract liabilities are included in Other accrued liabilities in the Company's Condensed Consolidated Balance Sheets.

Contract assets and liabilities consisted of the following:

In thousands	At June 30, 2021	At December 31, 2020	Dollar Change
Contract assets	$22,756	$32,403	$(9,647)
Contract liabilities	$3,251	$3,686	$(435)

The $9.6 million decrease in contract assets from December 31, 2020 to June 30, 2021 was primarily due to timing of tooling billings to customers and, to a lesser extent, the billings on last-time sales of membrane-based filtration media initiated in December 2020 in the Company's Netherlands facility.

The $0.4 million decrease in contract liabilities from December 31, 2020 to June 30, 2021 was primarily due to $2.7 million of revenue recognized in the first six months of 2021 related to contract liabilities at December 31, 2020, offset by an increase in customer deposits.

Disaggregated Revenue

The Company disaggregates revenue from customers by geographic region, as it believes this disclosure best depicts how the nature, amount, timing, and uncertainty of the Company's revenues and cash flows are affected by economic factors. Disaggregated revenue by geographical region for the three and six-month periods ended June 30, 2021 and 2020 were as follows:

	For the Three Months Ended June 30, 2021				For the Three Months Ended June 30, 2020
In thousands	North America	Europe	Asia	Total Net Sales	North America	Europe	Asia	Total Net Sales
Performance Materials	$58,195	$15,272	$3,719	$77,186	$40,190	$16,501	$1,782	$58,473
Technical Nonwovens	46,443	18,077	7,959	72,479	31,236	15,418	5,353	52,007
Thermal Acoustical Solutions	50,709	22,673	3,476	76,858	22,575	11,424	3,449	37,448
Eliminations and Other	(4,475)	(304)	—	(4,779)	(1,668)	(100)	—	(1,768)
Total net sales	$150,872	$55,718	$15,154	$221,744	$92,333	$43,243	$10,584	$146,160

	For the Six Months Ended June 30, 2021				For the Six Months Ended June 30, 2020
In thousands	North America	Europe	Asia	Total Net Sales	North America	Europe	Asia	Total Net Sales
Performance Materials	$117,069	$32,196	$7,254	$156,519	$86,107	$33,776	$3,810	$123,693
Technical Nonwovens	82,281	34,976	16,897	134,154	66,967	32,356	10,087	109,410
Thermal Acoustical Solutions	111,362	48,786	7,754	167,902	79,676	34,964	6,569	121,209
Eliminations and Other	(9,153)	(579)	—	(9,732)	(7,345)	(280)	—	(7,625)
Total net sales	$301,559	$115,379	$31,905	$448,843	$225,405	$100,816	$20,466	$346,687

5. INVENTORIES

Inventories as of June 30, 2021 and December 31, 2020 were as follows:

In thousands	At June 30, 2021 (1)	At December 31, 2020
Raw materials	$40,805	$32,258
Work in process (2)	16,093	17,087
Finished goods	31,328	29,651
Total inventories	$88,226	$78,996

(1)Excludes inventories at the Netherlands operating facility that is classified as held-for-sale. See Note 3, "Divestiture Activities," in these Notes to Condensed Consolidated Financial Statements for additional information.
(2)     Work in process includes net tooling inventory of $1.4 million and $2.8 million at June 30, 2021 and December 31, 2020, respectively.

6. GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill

The Company performs an assessment of its goodwill for impairment at least annually, in the fourth quarter, and whenever events or changes in circumstances indicate that the carrying value may exceed its fair value. There were no such events or changes in circumstances during the six-month period ended June 30, 2021.

The following table sets forth the change in carrying value of goodwill for each reportable segment and for the Company at June 30, 2021:

In thousands	Performance Materials	Technical Nonwovens	Thermal Acoustical Solutions	Total
Gross balance at December 31, 2020	$143,659	$55,607	$12,160	$211,426
Accumulated impairment	(111,671)	—	(12,160)	(123,831)
Net balance at December 31, 2020	31,988	55,607	—	87,595
Foreign currency translation	(17)	264	—	247
Net balance at June 30, 2021	$31,971	$55,871	$—	$87,842

Other Intangible Assets

The table below presents the gross carrying amount and, as applicable, the accumulated amortization of the Company’s acquired intangible assets, other than goodwill, at June 30, 2021 and December 31, 2020. These amounts are included in Other intangible assets, net on the Company's Condensed Consolidated Balance Sheets.

		At June 30, 2021		At December 31, 2020
In thousands	Amortization Period	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Amortized intangible assets
Customer Relationships	10 - 14 years	$143,650	$(58,187)	$143,479	$(50,076)
Patents	28 years	650	(623)	650	(616)
Technology	15 years	2,500	(1,227)	2,500	(1,144)
Trade Names	5 years	7,495	(7,336)	7,495	(7,167)
License Agreements	10 years	—	—	185	(185)
Other	7 - 15 years	464	(464)	467	(467)
Total other intangible assets		$154,759	$(67,837)	$154,776	$(59,655)

Estimated amortization expense for total intangible assets is expected to be $16.5 million, $14.5 million, $12.8 million, $11.4 million, $9.8 million, and $30.1 million, for each of the years ending December 31, 2021 through 2025 and thereafter, respectively.

7. LONG-TERM DEBT AND FINANCING ARRANGEMENTS

The long-term debt payable at June 30, 2021 and December 31, 2020 consisted of:

In thousands	Effective Rate	Maturity	At June 30, 2021	At December 31, 2020
Revolver loan	2.10%	4/26/2026	$87,210	$134,500
Term loan, net of debt issuance costs	2.10%	4/26/2026	172,876	135,938
Total debt			260,086	270,438
Less current portion due within one year			(8,609)	(9,789)
Total long-term debt, excluding current portion			$251,477	$260,649

On August 31, 2018, the Company amended and restated its senior secured revolving credit agreement, which was further amended on February 14, 2020, May 11, 2020 and October 14, 2020 (collectively, the “2018 Amended Credit Agreement”). On April 26, 2021, the Company replaced its 2018 Amended Credit Agreement with a newly executed Credit Agreement by and among the Company, as borrower, and certain direct and indirect subsidiaries as guarantors, and Bank of America, N.A., as Administrative Agent, Lender, L/C Issuer and Swingline Lender, and Wells Fargo Bank, N.A., JPMorgan Chase Bank, N.A., KeyBank N.A., Santander Bank, N.A., TD Bank, N.A., and Webster Bank, N.A., as Lenders, which increased the Company's total available borrowings from $314.0 million to $346.0 million. This newly executed Credit Agreement has a revolving facility of $170.0 million, which includes a $50.0 million sublimit for the issuance of letters of credit, a $50.0 million sublimit for alternative currency loans and a $30.0 million sublimit for swingline loans, and a term loan facility of $176.0 million (the revolving facility and the term loan facility are collectively referred to as the “2021 Credit Facility”). The 2021 Credit Facility permits the Company to request an increase of up to $150.0 million in the aggregate. The proceeds of the 2021 Credit Facility were used, and will continue to be used throughout the duration of the term of the 2021 Credit Facility, to (a) refinance indebtedness and commitments outstanding under the existing 2018 Amended Credit Agreement, (b) pay fees and expenses incurred in connection with the 2021 Credit Facility, and (c) provide ongoing working capital and for other general corporate purposes. The 2021 Credit Facility matures on April 26, 2026.

The term loan feature of the 2021 Credit Facility requires quarterly payments of principal at the rate of $2.2 million, with the remaining balance due on the maturity date of the facility. The Company is permitted to prepay amounts outstanding under the 2021 Credit Facility, in whole or in part, at any time without premium or penalty, and the Company is generally permitted to irrevocably cancel unutilized portions of the revolving commitments.

At June 30, 2021, the Company had amounts available for borrowing of $81.0 million, net of $87.2 million outstanding under the revolving facility and standby letters of credit outstanding of $1.8 million under the 2021 Credit Facility.

The weighted average interest rate on long-term debt was 4.4% for the six-month period ended June 30, 2021 and 5.3% for the year ended December 31, 2020.

The Company has an interest rate swap converting a portion of the Company's borrowings from a variable rate to a fixed rate. See Note 8, "Derivatives", in these Notes to Condensed Consolidated Financial Statements for additional information.

Total amortization of debt issuance costs was $0.3 million and $0.8 million for the six-month period ended June 30, 2021 and 2020, respectively.

The Lenders have been granted a security interest in substantially all of Lydall Inc.'s and its domestic subsidiaries’ personal property and other assets (including intellectual property), including a pledge of 65% of the Company’s equity interest in foreign subsidiaries and 100% of the Company’s equity interest in its domestic subsidiaries, as collateral for the Company’s obligations under the 2021 Credit Facility.

Under the 2021 Credit Facility, interest is charged on borrowings, at the Company’s option, of either: (i) LIBOR (if LIBOR is not available for an alternative currency, such other interest rate customarily used by Bank of America for such alternative currency) plus the Applicable Margin, or (ii) for U.S. denominated loans, the Base Rate, which is a fluctuating rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by the Administrative Agent, and (c) the Eurocurrency Rate plus 1.00%, provided that if the Base Rate shall be less than zero, such rate shall be deemed zero. The Applicable Margin is 2.00% per annum in the case of LIBOR and alternative currency loans and letters of credit and 1.00% per annum in the case of Base Rate loans for the first full fiscal quarter following the closing date of the 2021 Credit Facility. Thereafter, the Applicable Margin is determined based on the Company’s Consolidated Net Leverage Ratio (as defined in the 2021 Credit Facility), which ranges from 1.25% to 2.50% per annum for LIBOR and alternative currency loans and letters of credit, and ranges from 0.25% to 1.50% per annum for Base Rate loans. The Company paid a quarterly commitment fee of 0.275% per annum on the unused portion of the revolving facility for the first full fiscal quarter following the closing date of the 2021 Credit Facility. Thereafter, the quarterly commitment fee ranges from 0.20% to 0.30% per annum based on the Company’s Consolidated Net Leverage Ratio in accordance with the terms of the 2021 Credit Facility.

The 2021 Credit Facility contains customary affirmative and negative covenants, including covenants limiting the Company's and its subsidiaries' ability to, among other things, incur debt, grant liens, make certain investments, engage in a line of business substantially different from the business conducted by the Company, transact with affiliates, make restricted payments, and sell assets.

The Company is required to meet certain quarterly financial covenants under the 2021 Credit Facility, including:

i.A Minimum Consolidated Fixed Charge Coverage Ratio, which requires that at the end of each fiscal quarter the ratio of (a) consolidated EBITDA to (b) the sum of consolidated interest charges, redemptions, non-financed maintenance capital expenditures, restricted cash payments and taxes paid in cash, each as defined in the 2021 Credit Facility, may not be less than 1.25 to 1.00; and

ii.A Consolidated Net Leverage Ratio, which requires that at the end of each fiscal quarter the ratio of consolidated funded indebtedness minus consolidated domestic cash to consolidated EBITDA (as defined in the 2021 Credit Facility) not be greater than 4.50:1.00 through the period ending September 30, 2021, stepping down to 4.00:1.00 through the period ending March 31, 2022, and 3.50:1.00 thereafter.

Each of the financial ratios referred to above are calculated on a consolidated trailing twelve-month basis. The 2021 Credit Facility permits the Company to exclude certain non-cash charges and certain restructuring and other expenses from EBITDA in the calculation of the Company's financial covenants.

The Company was in compliance with all covenants set forth in the 2021 Credit Facility as of the date hereof, and the Company does not anticipate noncompliance in the foreseeable future.

In addition to the amounts outstanding under the 2021 Credit Facility, the Company has various foreign credit facilities totaling approximately $10.9 million. At June 30, 2021 and December 31, 2020, the Company's foreign subsidiaries had $1.6 million and $1.4 million outstanding, respectively, in standby letters of credit under these foreign credit facilities.

8. DERIVATIVES

The Company selectively uses financial instruments to manage market risk associated with exposure to fluctuations in interest rates and foreign currency rates. These financial exposures are monitored and managed by the Company as an integral part of its risk management program.

Interest Rate Hedging

The Company’s interest rate exposure is most sensitive to fluctuations in interest rates in the United States and in certain countries throughout Europe, which impacts interest paid on its debt. The Company has debt with variable rates of interest based generally on LIBOR. From time to time, the Company enters into interest rate swap agreements to manage interest rate risk. These instruments are recorded at fair value. See Note 9, "Fair Value Measurements", in these Notes to Condensed Consolidated Financial Statements for additional information.

In November 2018, the Company entered into a five-year interest rate swap agreement with a bank to convert the interest on a notional $139.0 million of the Company's borrowings under its 2018 Amended Credit Agreement from a variable rate, plus the borrowing spread, to a fixed rate of 3.09% plus the borrowing spread. The notional amount decreases quarterly by fluctuating amounts through August 2023. Prior to May 11, 2020, the Company's interest rate swap agreements were accounted for as cash flow hedges. Effectiveness of the remaining derivative agreement was assessed quarterly, or more frequently, if necessary, by ensuring that the critical terms of the swap continued to match the critical terms of the hedged debt in order to report gains or losses on the derivative instrument in Other Comprehensive Income. An amendment to the Company's 2018 Amended Credit Agreement on May 11, 2020 included, among other modifications, the establishment of a floor on the Base Rate and the Eurocurrency Rate of 1%. As a result, the Company determined that the critical terms of the swap no longer matched the critical terms of the hedged debt and performed an assessment of the effectiveness of the interest rate swap agreement. The Company concluded the interest rate swap agreement was no longer effective. The Company also concluded that the hedged forecasted transaction (the occurrence of variable interest rate payments on the hedged debt) continues to be probable of occurring. Therefore, as of May 11, 2020, the Company discontinued hedge accounting. After May 11, 2020, any fair value gains or losses on the derivative agreement are recorded as interest expense on the Company's Condensed Consolidated Statement of Operations. The cumulative loss on the discontinued hedge relationship through May 11, 2020, which was recorded in Accumulated Other Comprehensive Income, is being amortized into earnings (loss) through August 31, 2023, the maturity date of the derivative instrument. The loss included in Accumulated Other Comprehensive Income related to the discontinued hedging relationship at June 30, 2021 was $2.6 million, net of tax. The amount reclassified out of other comprehensive income into Interest expense on the Company's Condensed Consolidated Statement of Operations for the three and six-month periods ended June 30, 2021 was $0.6 million and $1.2 million, net of tax, respectively. The Company expects $1.8 million, net of tax, to be reclassified from Accumulated Other Comprehensive Income over the next twelve months.

Net Investment Hedges

The Company’s operations are subject to certain risks, including foreign currency exchange rate fluctuations. From time to time, the Company enters into cross-currency swaps designated as hedges, which are recorded at fair value (see Note 9, "Fair Value Measurements", in these Notes to Condensed Consolidated Financial Statements), to protect the Company's net investments in subsidiaries denominated in currencies other than the U.S. dollar.

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

Derivative instruments are recorded at fair value and recognized as either assets or liabilities. For derivative instruments that are designated and qualify as a cash flow hedge, the effective portion of the gain or loss on the derivative is reported as a component of other comprehensive income and reclassified into earnings in the same period or periods in which the hedge transaction affects earnings. Any ineffective portion, or amounts related to contracts that are not designated as hedges, are recorded directly to earnings. The Company's policy for classifying cash flows from derivatives is to report the cash flows consistent with the underlying hedged item. The Company does not use derivatives for speculative or trading purposes.

The following table sets forth the fair value amounts of derivative instruments held by the Company presented on the Condensed Consolidated Balance Sheets as Derivative liabilities:

	At June 30, 2021		At December 31, 2020
In thousands	Asset Derivatives	Liability Derivatives	Asset Derivatives	Liability Derivatives
Interest rate contracts	$—	$3,430	$—	$5,063
Cross-currency swaps	—	4,717	—	6,933
Total derivatives	$—	$8,147	$—	$11,996

The following table sets forth the activity recorded in accumulated other comprehensive income (loss), net of tax, for the three and six-month periods ended June 30, 2021 and 2020 for derivatives held by the Company and designated as hedging instruments:

	For the Three Months Ended		For the Six Months Ended
In thousands	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Cash flow hedges:
Interest rate contracts	$571	$11	$1,189	$(2,162)
Cross-currency swaps	(696)	(1,093)	1,704	1,526
Total derivatives	$(125)	$(1,082)	$2,893	$(636)

9. FAIR VALUE MEASUREMENTS

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

The following table presents the carrying value and fair value of financial instruments that are not carried at fair value:

	At June 30, 2021		At December 31, 2020
In thousands	Carrying Value	Fair Value	Carrying Value	Fair Value
Debt	$261,010	$280,725	$271,000	$272,792

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

Recurring Fair Value Measures

The Company holds derivative instruments for interest rate swap contracts and cross-currency swaps that are measured using observable market inputs such as forward rates and its counterparties' credit risks. Based on these inputs, the derivative instruments are classified within Level 2 of the valuation hierarchy. At June 30, 2021 and December 31, 2020, these derivative instruments were included in Derivative liabilities on the Company's Condensed Consolidated Balance Sheets. Based on the Company's continued ability to trade and enter into interest rate swaps and cross-currency swaps, the Company considers the markets for their fair value instruments to be open.

10. STOCK REPURCHASES

During the six-month period ended June 30, 2021, the Company purchased 5,646 shares of common stock valued at $0.2 million to satisfy payroll tax withholding obligations, pursuant to provisions in agreements with recipients of restricted stock granted under the Company’s equity compensation plans, in which the Company withholds the number of shares having fair value equal to each recipient’s minimum payroll tax withholding obligation.

On April 20, 2021, the Company announced that our Board of Directors approved a Share Repurchase Program authorizing the repurchase, from time to time at the Company's discretion, of up to an aggregate of $30.0 million of the Company's common stock, par value $0.01 per share. No shares were repurchased under this program during the three-month period ended June 30, 2021. The Company suspended the Share Repurchase Program due to the pending Merger.

11. EMPLOYER SPONSORED BENEFIT PLANS

The Company maintains one domestic pension plan, the Retirement Income Plan for Employees of Interface Performance Materials, Inc. ("IPM Pension Plan"). During the three-month period ended March 31, 2020, the Company settled the pension obligation of the Interface Sealing Solutions, Inc. Pension Plan ("ISS Pension Plan") through lump sum distributions to participants or by irrevocably transferring pension liabilities to an insurance company through the purchase of a group annuity contract. This purchase, funded with pension assets, resulted in a pre-tax settlement loss of $0.4 million in the six-month period ended June 30, 2020, related to the recognition of accumulated deferred actuarial losses. The settlement loss and expenses were included as non-operating expense on the Condensed Consolidated Statements of Operations.

The IPM Pension Plan covers a portion of Interface's union and non-union employees. The plan is closed to new employees and benefits are no longer accruing for the majority of participants. The Company expects to make contributions of approximately $0.7 million to the IPM Pension Plan during 2021. Contributions of $0.2 million and $0.4 million were made during the three and six-month periods ended June 30, 2021. Contributions of $0.4 million were made during the six-month period ended June 30, 2020. There were no contributions made during the three-month period ended June 30, 2020 because the Company took advantage of the deferral in minimum funding contribution due dates as permitted under the Coronavirus Aid, Relief, and Economic Security Act ("CARES Act").

The following is a summary of the components of net periodic benefit cost for the domestic defined benefit pension plans for the three and six-month periods ended June 30, 2021 and 2020:

	For the Three Months Ended		For the Six Months Ended
In thousands	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Components of employer benefit cost
Service cost	$29	$40	$58	$80
Interest cost	304	428	608	857
Expected return on assets	(589)	(532)	(1,178)	(1,065)
Amortization of actuarial loss	4	—	8	2
Net periodic benefit cost (income)	$(252)	$(64)	$(504)	$(126)
Settlement loss	—	—	—	385
Total employer benefit plan cost	$(252)	$(64)	$(504)	$259

The Company reports the service cost component of net periodic benefit cost in the same line item as other compensation costs in operating expenses and the non-service cost components of net periodic benefit cost in Other (income) expense, net on the Condensed Consolidated Statements of Operations.

12. RESTRUCTURING

During the third quarter of 2020, the Company’s Performance Materials segment undertook actions to discontinue production of a lower efficiency air filtration media product and, in turn, fully depreciated the supporting machinery and equipment in North America and consolidated certain product lines. In addition, the Company began exiting underperforming facilities in Europe. These restructuring activities, which will be completed in the third quarter of 2021, are expected to reduce operating costs, increase production efficiency, and enhance the Company’s flexibility by better aligning its manufacturing operations with the segment's customer base. The Company expects to incur total pre-tax expenses of approximately $17.0 million. As a result of these restructuring activities, the Company incurred total pre-tax expenses of $16.9 million through June 30, 2021, of which approximately $11.2 million was related to cash expenditures primarily due to severance and employee retention expenses. Also contributing to total pre-tax expenses was $5.7 million of non-cash expenditures, which consisted of fully depreciating and/or amortizing long-lived assets and, to a lesser extent, writing-off inventory. See Note 3, "Divestiture Activities", in these Notes to Condensed Consolidated Financial Statements for additional information.

The following table summarizes the total restructuring expenses incurred, by cost type, for the three and six-month periods ended June 30, 2021:

	For the Three Months Ended	For the Six Months Ended
	June 30, 2021	June 30, 2021
Severance and Related Expenses	$190	$967
Total pre-tax expense incurred	$190	$967

The following table summarizes the change in the accrued liability balance for the restructuring actions:

In thousands	Total
Balance as of December 31, 2020	$9,431
Pre-tax restructuring expenses, excluding asset write-off expenses	967
Cash paid	(1,642)
Accrued liability included with the sale of the German facility	(7,311)
Currency translation adjustments	5
Accrued liability included in Liabilities of a business held-for-sale	(1,414)
Balance as of June 30, 2021	$36

The above accrued liability balances were included in Restructuring liabilities on the Company’s Condensed Consolidated Balance Sheets.

13. INCOME TAXES

For the three-month period ended June 30, 2021, the Company's effective tax rate was 13.9% compared to an effective tax rate of 9.2% for the three-month period ended June 30, 2020. For the three-month period ended June 30, 2021, the rate was positively impacted by $0.4 million related to accounting method changes and $0.2 million related to foreign earnings taxed at higher rates. These were partially offset by $0.3 million of valuation allowance activity. For the three-month period ended June 30, 2020, the rate was negatively impacted by valuation allowance activity of $0.5 million and a foreign withholding tax liability of $0.4 million, resulting in a lower effective tax rate when in a pre-tax loss position.

For the six-month period ended June 30, 2021, the Company's effective tax rate was 25.8% compared to an effective tax rate of 4.0% for the six-month period ended June 30, 2020. For the six-month period ended June 30, 2021, the rate was negatively impacted by $0.6 million due to a change in assertion on unremitted foreign earnings and $0.5 million of valuation allowance activity. These were partially offset by a benefit of $0.4 million related to accounting method changes. For the six-month period ended June 30, 2020, the Company had a pre-tax loss primarily resulting from impairment charges of $61.1 million. The impairment charges significantly impacted the Company's effective tax rate because $48.7 million of the impairment charges related to non-deductible goodwill, resulting in a low effective tax rate for the six-month period ended June 30, 2020 when in a pre-tax loss position. Additionally, the effective rate was negatively impacted by valuation allowance activity of $0.7 million.

The Company and its United States subsidiaries file a consolidated federal income tax return, as well as returns required by various state and foreign jurisdictions. In the normal course of business, the Company is subject to examination by taxing authorities, including such major jurisdictions as the United States, Canada, China, France, Germany, Hong Kong, India, the Netherlands, and the United Kingdom. With few exceptions, the Company is no longer subject to U.S. federal examinations for years before 2017, state and local examinations for years before 2016, and non-U.S. income tax examinations for years before 2013.

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

14. EARNINGS (LOSS) PER SHARE

For the three and six-month periods ended June 30, 2021 and 2020, basic earnings per share was computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Unexercised stock options and unvested restricted share awards, including awards subject to certain performance criteria, are excluded from the basic earnings per share calculation, but are included in the diluted earnings per share calculation using the treasury stock method in periods of net income, as long as their effect is not antidilutive. All potential shares of common stock from unexercised stock options and unvested restricted share awards are antidilutive in periods of net loss.

The following table provides a reconciliation of weighted-average shares used to determine basic and diluted earnings per share:

	For the Three Months Ended		For the Six Months Ended
In thousands, except per share amounts	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net income (loss)	$5,780	$(5,857)	$10,874	$(62,278)

Basic weighted-average common shares outstanding	17,575	17,372	17,560	17,354
Effect of dilutive options and restricted stock awards	402	—	363	—
Diluted weighted-average common shares outstanding	17,977	17,372	17,923	17,354

Earnings (loss) per share:
Basic	$0.33	$(0.34)	$0.62	$(3.59)
Diluted	$0.32	$(0.34)	$0.61	$(3.59)

For the three and six-month periods ended June 30, 2021, there were 73,464 and 156,709 shares excluded from the computation of diluted earnings per share, respectively. These included antidilutive stock options, antidilutive unvested restricted share awards for which requisite service has not yet been rendered, and antidilutive unvested performance share awards with contingently issuable shares.

For the three and six-month periods ended June 30, 2020, there were 736,944 and 734,756 shares excluded from the computation of diluted earnings per share, respectively. Because the Company had a net loss during the three and six-month periods ended June 30, 2020, the excluded shares included all outstanding, unvested restricted share awards for which requisite service has not yet been rendered, all stock options, and certain unvested performance share awards with contingently issuable shares.

A description of the Company's stock options and restricted share awards is included in Note, 13, "Equity Compensation Plans", in the Notes to Consolidated Financial Statements in Part II, Item 8 - Financial Statements and Supplemental Data of the Company's Annual Report on Form 10-K for the year ended December 31, 2020.

15. SEGMENT INFORMATION

The Company is organized based on the nature of its products and is composed of three reportable segments each overseen by a segment manager. These segments are reflective of how the Company's Chief Executive Officer, who is its Chief Operating Decision Maker ("CODM"), reviews operating results for the purpose of allocating resources and assessing performance. The Company has not aggregated operating segments for purposes of identifying reportable segments. As of June 30, 2021, the operating segments were Performance Materials, Technical Nonwovens, and Thermal Acoustical Solutions.

Performance Materials Segment

The Performance Materials segment is a worldwide leader in delivering innovative specialty filtration, sealing, and advanced materials solutions for demanding applications. Specifically, the segment’s offerings include: (1) specialty filtration media solutions for a variety of applications in the global air and liquid filtration market such as personal protective equipment (“PPE”), indoor air quality, life sciences, transportation, and industrial applications; (2) gasket materials and parts for a broad range of applications in the global sealing market for parts in large/heavy duty equipment for commercial, industrial, agriculture, and construction end markets; and (3) advanced materials that include highly engineered insulation solutions for cryogenic storage of liquid hydrogen/nitrogen, energy storage, and advanced composite materials for aerospace and defense applications.

Technical Nonwovens Segment

The Technical Nonwovens segment is a global leader in engineered nonwoven materials for industrial filtration applications and advanced materials products. The primary industrial filtration markets include air pollution and emissions control, power generation, and liquid filtration solutions. Advanced materials products include geotextile felts for separation, reinforcement, filtration, drainage, and protection; thermal and acoustic insulation for transportation and automotive applications; and highly customized and technical solutions for acoustic media, medical, building & construction, and safety apparel. Specifically, the segment’s offerings include needle punched nonwoven and highly engineered felts made from a variety of synthetic fibers. Automotive media is provided to Tier 1 and Tier 2 suppliers as well as the Company's Thermal Acoustical Solutions segment.

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

Segment Results

Net sales by business segment is as follows:

	For the Three Months Ended		For the Six Months Ended
In thousands	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Performance Materials Segment (1),(2):
Filtration Products	$34,066	$29,636	$68,412	$55,523
Sealing and Advanced Solutions Products	43,120	28,837	88,107	68,170
Performance Materials Segment net sales	77,186	58,473	156,519	123,693

Technical Nonwovens Segment:
Industrial Filtration Products	35,411	29,413	71,812	60,782
Advanced Materials Products (2)	37,068	22,594	62,342	48,628
Technical Nonwovens Segment net sales	72,479	52,007	134,154	109,410

Thermal Acoustical Solutions Segment:
Parts	71,222	32,448	157,716	109,769
Tooling	5,636	5,000	10,186	11,440
Thermal Acoustical Solutions Segment net sales	76,858	37,448	167,902	121,209

Eliminations and Other (2)	(4,779)	(1,768)	(9,732)	(7,625)
Consolidated Net Sales	$221,744	$146,160	$448,843	$346,687

Operating income (loss) by business segment is as follows:

	For the Three Months Ended		For the Six Months Ended
In thousands	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Performance Materials (1),(3)	$14,853	$5,443	$30,149	$(51,498)
Technical Nonwovens (4)	8,765	6,684	13,869	10,497
Thermal Acoustical Solutions	(1,500)	(6,285)	174	(657)
Corporate Office Expenses	(12,704)	(7,588)	(22,639)	(15,656)
Consolidated Operating Income (Loss)	$9,414	$(1,746)	$21,553	$(57,314)

(1)For the six-month period ended June 30, 2021, the Performance Materials segment includes the results of the German facility that the Company sold on March 11, 2021.
(2)Included in the Performance Materials segment, Technical Nonwovens segment, and Eliminations and Other is the following:
•Performance Materials segment intercompany sales to the Thermal Acoustical Solutions segment were as follows:
◦$1.0 million and $0.3 million for the three-month periods ended June 30, 2021 and 2020, respectively.
◦$2.1 million and $1.2 million for the six-month periods ended June 30, 2021 and 2020, respectively.
•Technical Nonwovens segment intercompany sales to the Thermal Acoustical Solutions segment were as follows:
◦$3.6 million and $1.4 million for the three-month periods ended June 30, 2021 and 2020, respectively.
◦$7.5 million and $6.4 million for the six-month periods ended June 30, 2021 and 2020, respectively.
(3)Included in the operating results within the Performance Materials segment are the following:
•Impairment charges of $61.1 million related to goodwill and other long-lived assets for the six-month period ended June 30, 2020.
•Intangible asset amortization as follows:
◦$3.0 million and $4.0 million for the three-month periods ended June 30, 2021 and 2020, respectively.
◦$6.1 million and $7.9 million for the six-month periods ended June 30, 2021 and 2020, respectively.
(4)Included in the Technical Nonwovens segment is intangible assets amortization as follows:
•$1.1 million and $1.2 million for the three-month periods ended June 30, 2021 and 2020, respectively.
•$2.1 million and $2.3 million for the six-month periods ended June 30, 2021 and 2020, respectively.

16. COMMITMENTS AND CONTINGENCIES

Environmental Remediation

In the fourth quarter of 2016, as part of a groundwater discharging permitting process, water samples collected from wells and process water basins at the Company’s Rochester New Hampshire manufacturing facility, within the Performance Materials segment, showed concentrations of Per and Polyfluorinated Substances (“PFAS”) in excess of state ambient groundwater quality standards. In January 2017, the Company received a notification from the State of New Hampshire Department of Environmental Services (“NHDES”) naming Lydall Performance Materials, Inc. a responsible party with respect to the discharge of regulated contaminants and, as such, is required to take action to investigate and remediate the impacts in accordance with standards established by the NHDES. The Company conducted a site investigation, the scope of which was reviewed by the NHDES, in order to assess the extent of potential soil and groundwater contamination and develop a remedial action plan. Based on input received from NHDES in March 2017 with regard to the scope of the site investigation, the Company recorded $0.2 million of expense. In 2018, the Company received a response from the NHDES to the site investigation report outlining proposed remedial actions. The Company recorded an additional $0.1 million of expense in 2018 associated with the expected costs to remediate the impacts of the discharge of regulated contaminants in accordance with standards established by the NHDES. During 2018, the environmental liability was fully reduced, reflecting payments made to vendors. Additionally, the Company incurred $0.2 million of capital expenditures in 2018 due to the lining of the Company's freshwater lagoons. During a building expansion in 2020, additional areas of concern were identified during excavation activities. An interim remedial action plan ("IRAP") that includes additional site characterization activities was submitted to the NHDES in March 2021. In June 2021, additional site characterization activities were initiated following approval of the IRAP by the NHDES. Additionally, as part of the IRAP, excavation and disposal of areas of known PFAS contamination were initiated in July 2021. The Company had $0.3 million accrued for these environmental remediation activities, all of which were recorded in the three-month period ended June 30, 2021. The Company cannot be sure that costs will not exceed the current estimates until this matter is closed with the NHDES, nor that any future corrective action at this location would not have a material effect on the Company’s financial condition, results of operations, or cash flows.

In December 2018, the New York State Department of Environmental Conservation (“NYDEC”) informed the Company that the newly acquired Interface site located at Hoosick Falls, New York will be the subject of an investigation into the possibility of it being an inactive hazardous disposable waste site. The letter specifically references PFAS that have been detected in a nearby water supply, soil and/or surface water. Notably, the PFAS contamination has been identified in the Hoosick Falls area for some time and other large manufacturers in the area have previously been identified as a source. The NYDEC approved a site characterization plan in December 2019. Additional site characterization activities were completed in the fourth quarter of 2020. Results of the site characterization will be submitted in 2021. As of June 30, 2021, the Company has less than $0.1 million accrued for these environmental remediation activities. The Company does not know the scope or extent of any additional future obligations, if any, that may arise from the site investigation and, therefore, is unable to estimate the cost of any corrective action. Accordingly, the Company cannot assure that the costs of any future corrective actions at this location would not have a material effect on the Company's financial condition, results of operations, or cash flows.

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

Asset Retirement Obligations

The Company accounts for asset retirement obligations by recognizing the fair value of the related liability for an asset retirement obligation in the period in which it is incurred, if a reasonable estimate of fair value can be determined. At June 30, 2021, the Company had combined asset retirement obligations of $0.8 million, which are associated with the estimated costs to remove/remediate asbestos materials from various locations. The initial measurement of the asset retirement obligations was recorded as a liability at its fair value, with an offsetting asset retirement cost recorded as an increase to the related property and equipment, which is being depreciated using a systematic and rational method similar to the approach used for the associated property and equipment. The Company also has an asset retirement obligation with an offset to goodwill as the estimated costs were derived from known required remediation obligations as of the acquisition date of Interface Performance Materials on August 31, 2018. The Company has been performing ongoing remediation activity, which offsets the liability associated with the respective asset retirement obligations.

17. STOCKHOLDERS' EQUITY AND ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

Changes in stockholders' equity for the three and six-month periods ended June 30, 2021 and 2020 were as follows:

	For the Three Months Ended		For the Six Months Ended
In thousands	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Beginning Balance	$264,550	$253,577	$257,696	$318,420
Comprehensive income (loss)	8,737	(1,396)	14,200	(66,997)
Stock repurchased	—	—	(201)	(8)
Stock issued under employee plans	151	1	793	32
Stock-based compensation expense	1,363	720	2,313	1,455
Stock issued to directors	398	360	398	360
Ending Balance	$275,199	$253,262	$275,199	$253,262

The components of accumulated other comprehensive income (loss) are shown below:

	For the Three Months Ended		For the Six Months Ended
In thousands	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Foreign currency translation:
Beginning balance	$(6,528)	$(27,979)	$(3,514)	$(18,022)
Net gain (loss) on foreign currency translation	3,060	5,146	(988)	(4,811)
Amounts reclassified from accumulated other comprehensive income (loss) (1)	—	—	1,034	—
Other comprehensive income (loss), net of tax	3,060	5,146	46	(4,811)
Ending balance	(3,468)	(22,833)	(3,468)	(22,833)

Pension and other postretirement benefit plans:
Beginning balance	(5,243)	(2,749)	(5,608)	(3,080)
Amounts reclassified from accumulated other comprehensive income (loss) (2)	22	—	387	331
Other comprehensive income (loss), net of tax	22	—	387	331
Ending balance	(5,221)	(2,749)	(5,221)	(2,749)

Unrealized loss on derivative instruments:
Beginning balance	(6,202)	(4,431)	(9,220)	(4,877)
Net gain (loss) on derivative instruments (3)	(696)	(1,082)	1,704	(636)
Amounts reclassified from accumulated other comprehensive income (loss) (4)	571	397	1,189	397
Other comprehensive income (loss), net of tax	(125)	(685)	2,893	(239)
Ending balance	(6,327)	(5,116)	(6,327)	(5,116)

Total accumulated other comprehensive income (loss)	$(15,016)	$(30,698)	$(15,016)	$(30,698)

(1)For the six-month period ended June 30, 2021, the amount represents the recognition of the accumulated loss on foreign currency translation relating to the divestiture of the German Facility in the Performance Materials segment, net of tax impact of $0.2 million. This is included in (Gain) loss on the sale of a business on the Company’s Condensed Consolidated Statements of Operations.
(2)For the three-month period ended June 30, 2021, the amount represents routine amortization of actuarial gains and losses in net periodic benefit cost, net of tax impact of less than $0.1 million. For the six-month period ended June 30, 2021, the amount primarily represents the recognition of the accumulated loss on the defined pension plan relating to the divestiture of the German Facility in the Performance Materials segment. This amount was $0.4 million, net of tax impact of $0.1 million, and is included in (Gain) loss on the sale of a business on the Company’s Condensed Consolidated Statements of Operations. For the six-month period ended June 30, 2020, the amount primarily represents the settlement of the ISS Pension Plan. This amount was $0.4 million, net of tax impact of $0.1 million. The amounts for the six-month periods ended June 30, 2021 and 2020 also include routine amortization of actuarial gains and losses in net periodic benefit cost of less than $0.1 million, net of tax impact of less than $0.1 million.
(3)Amount represents unrealized gains (losses) on the fair value of hedging activities, net of tax impact of $0.2 million and $0.3 million for the three-month periods ended June 30, 2021 and 2020, respectively and $0.5 million and $0.2 million for the six-month periods ended June 30, 2021 and 2020, respectively.
(4)Amount represents the impact of de-designation of the interest rate swap agreement, net of tax impact of $0.6 million and $0.1 million for the three-month periods ended June 30, 2021 and 2020, respectively and $0.4 million and $0.1 million for the six-month periods ended June 30, 2021 and 2020, respectively.

18. SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the issuance date of these financial statements. No material subsequent events were identified that require disclosure.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-looking statements in Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) are not guarantees of future performance and involve risks and uncertainties that could cause actual results to materially differ from those projected. Refer to the "Forward-Looking Statements" section of this MD&A, Part II, Item 1A - Risk Factors of this Form 10-Q, and Part I, Item IA - Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of these risks and uncertainties.

OVERVIEW AND OUTLOOK

Business

Lydall, Inc. and its subsidiaries (collectively, “Lydall”, “the Company”, “we”, and “our”) design, manufacture, and market specialty filtration and advanced materials solutions that contribute to a cleaner, quieter, and safer world. The Company operates in a variety of attractive end markets supported by global megatrends such as the demand for indoor air quality and lower emissions, near sourcing of supply chains, and vehicle electrification redefining safety and sound. Lydall solves our customers' problems culminating in demanding applications, including: high performance air and liquid specialty filtration, molecular filtration, engineered fiber based sealing solutions, specialty insulation including high temperature and ultra-low temperature (cryogenic) insulation, needle punch nonwoven materials for industrial, geosynthetic, medical and other specialty applications; and thermal management and acoustical products and solutions to assist in the reduction of noise, vibration, and harshness. The Company principally conducts its business through three reportable segments: Performance Materials, Technical Nonwovens, and Thermal Acoustical Solutions.

The Performance Materials segment is a worldwide leader in delivering innovative specialty filtration, sealing, and advanced materials solutions for demanding applications. Specifically, the segment’s offerings include: (1) specialty filtration media solutions for a variety of applications in the global air and liquid filtration market such as personal protective equipment (“PPE”), indoor air quality, life sciences, transportation, and industrial applications; (2) gasket materials and parts for a broad range of applications in the global sealing market for parts in large/heavy duty equipment for commercial, industrial, agriculture and construction end markets; and (3) advanced materials that include highly engineered insulation solutions for cryogenic storage of liquid hydrogen/nitrogen, energy storage, and advanced composite materials for aerospace and defense applications.

The Technical Nonwovens segment is a global leader in engineered nonwoven materials for industrial filtration applications and advanced materials products. The primary industrial filtration markets include air pollution and emissions control, power generation, and liquid filtration solutions. Advanced materials products include geotextile felts for separation, reinforcement, filtration, drainage, and protection; thermal and acoustic insulation for transportation and automotive applications; and highly customized and technical solutions for acoustic media, medical, building & construction, and safety apparel. Specifically, the segment’s offerings include needle punched nonwoven and highly engineered felts made from a variety of synthetic fibers. Automotive media is provided to Tier 1 and Tier 2 suppliers as well as the Company's Thermal Acoustical Solutions segment.

The Thermal Acoustical Solutions segment offers a full range of innovative engineered products tailored for the transportation and industrial sectors to shield sensitive components from high heat, improve exhaust gas treatment and lower harmful emissions as well as assist in the reduction of noise, vibration, and harshness (NVH).

Recent Developments

Merger Agreement

As previously announced, on June 21, 2021, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Company, Unifrax Holding Co. (“Parent”), Outback Merger Sub, Inc., a Delaware corporation and wholly owned subsidiary of Parent (“Merger Sub”), and solely with respect to certain payment obligations of Parent thereunder, Unifrax I LLC (“Unifrax”). Subject to the terms and conditions of the Merger Agreement, Merger Sub will be merged with and into the Company (the “Merger”), with the Company surviving the Merger as a wholly owned subsidiary of Parent. Unifrax is a global provider of specialty materials focused on thermal management, specialty filtration, battery materials, emission control, and fire protection applications and is backed by Clearlake Capital Group, L.P.

Subject to the terms and conditions of the Merger Agreement, each share of common stock, par value $0.01 per share, of the Company (the “common stock”) (other than shares of common stock held by the Company as treasury stock) issued and outstanding immediately prior to the effective time of the Merger (the “Effective Time”) (other than dissenting shares) will be converted into the right to receive $62.10 per share in cash, without interest. If the Merger is consummated, the Company’s securities will be de-listed from the New York Stock Exchange (the “NYSE”) and de-registered under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) as soon as practicable following the Effective Time.

The completion of the Merger is subject to customary closing conditions, including, among others, (i) the approval of the Company’s stockholders holding a majority of the outstanding shares of common stock and (ii) the expiration or termination of any waiting period applicable to the consummation of the Merger under the Hart-Scott Rodino Antitrust Improvements Act of 1976, and the expiration of applicable waiting periods or clearances of the Merger, as applicable, under the antitrust and foreign investment laws of certain other jurisdictions. Subject to the satisfaction or (to the extent permissible) waiver of such conditions, the Merger is currently expected to close in the second half of 2021. However, the Company cannot assure completion of the Merger by any particular date, if at all or that, if completed, it will be completed on the terms set forth in the Merger Agreement. The Company’s Condensed Consolidated Financial Statements and related disclosures for the three and six-month periods ended June 30, 2021 and 2020 do not reflect any potential impacts or effects the Merger may have on the Company’s financial statements if the Merger is finalized.

COVID-19 Pandemic

In early 2020, the World Health Organization (“WHO”) characterized COVID-19 as a pandemic. In an effort to contain COVID-19 and slow its spread, governments throughout the world enacted various measures, including orders to close "non-essential" businesses, for residents to shelter in place, and to practice social distancing. These actions and the global health crisis caused by COVID-19 has adversely impacted, and may continue to adversely impact, global business activity and the Company's financial performance. Despite the recent availability of vaccines, a level of risk and uncertainty remains that the residual effects of the pandemic, such as supply chain disruptions, could have an adverse impact in certain areas of our business. The Company has implemented changes to help ensure the safety and health of all its employees and continues to assess and update its business continuity plans in the context of this pandemic. The Company will continue its efforts to maintain a safe and healthy work environment, including the continuation of remote working arrangements, where deemed appropriate.

Among other factors, a strong rebound in demand in many end markets in conjunction with supply disruptions is causing higher commodity prices for certain of the Company's primary raw material inputs including, but not limited to, aluminum, aluminized steel, polypropylene, and microfiber glass. Supply chain issues, including transportation and logistics problems, are causing periodic supply chain disruptions, and in selected cases, material shortages in various markets served by the Company. These issues have caused an adverse impact on the Company’s financial performance. Given the dynamic nature of the situations, we cannot estimate with certainty the future impacts from higher commodity prices, supply chain issues and the COVID-19 pandemic on our financial condition, results of operations or cash flows.

Performance Materials Developments

Market Trends

Demand for the Performance Materials segment’s filtration and sealing and advance solutions products continue to be strong. However, in the second quarter of 2021, the segment experienced some supply chain challenges for select raw materials used in sealing products, and higher commodity prices for polypropylene and other fibers used in filtration products. Although the Company expects this trend to continue through 2021, the Company is working to mitigate inflationary costs through customer pricing where contracts allow for such increases to be passed on to customers.

Other

As previously disclosed, the Performance Materials segment undertook actions to exit underperforming facilities in Europe. In June 2021, the Company reached an agreement to sell an operating facility in the Netherlands. The sale was completed on July 9, 2021. See Note 3, “Divestiture Activities", in the Notes to Condensed Consolidated Financial Statements for additional information.

Technical Nonwovens Developments

Market Trends

Demand for the Technical Nonwovens segment’s geosynthetic, medical, and filtration products is strong. The segment has experienced lower demand in North America for nonwoven products used in automotive applications as global semiconductor chip shortages impact the automotive industry. However, the Company does not expect these issues to have a material adverse impact on the segment’s financial performance in 2021. The segment continues to see significant commodity price increases on polypropylene fibers and other raw material fibers as well as price increases around freight and logistics. Although the Company expects this trend to continue through 2021, the Company anticipates the ability to mitigate these higher costs primarily through increased customer pricing.

Thermal Acoustical Solutions Developments

Market Trends

Customer demand continues to be strong for the Thermal Acoustical Solutions segment. However, customer orders from month to month have been volatile as certain automotive customers temporarily slow or halt production of certain vehicle models due to a global semiconductor chip shortage negatively impacting the automotive industry and its supply chain. As a result, customer orders have been delayed adversely impacting the segment's financial performance during the second quarter. Raw material shortages affecting the automotive industry could continue to have a negative impact on the segment's financial performance for the remainder of 2021.

Consistent with the Company’s other segments, the Thermal Acoustical Solutions segment is experiencing higher commodity pricing, primarily for aluminum, aluminized steel, and polyester fiber. The segment is able to pass through the higher commodity costs for certain customers; however, commodity price increases have had, and could continue to have, an adverse impact on the segment’s financial performance in 2021 to the extent these costs cannot be passed on to customers.

SECOND QUARTER 2021 HIGHLIGHTS

Below are financial performance highlights for the three-month period ended June 30, 2021 compared to the three-month period ended June 30, 2020:

The chart below reflects the change in consolidated net sales by segment:
Consolidated net sales were $221.7 million in the second quarter of 2021, compared to $146.2 million in the second quarter of 2020, resulting in an increase of $75.6 million, or 51.7%. The increase was primarily driven by $39.4 million of higher sales in the Company's Thermal Acoustical Solutions segment, mainly due to improved demand for products across all regions as a result of the continued recovery from the COVID-19 pandemic. Additionally, the Technical Nonwovens segment experienced an increase in sales of $20.4 million led by higher demand in industrial filtration markets. The Performance Materials segment experienced an increase in sales of $18.7 million that was primarily attributable to continued demand in sealing markets and specialty filtration products.
The change in consolidated net sales is summarized in the following chart:

(1) Includes Parts volume and pricing change of $69.2 million and Tooling Sales of $0.4 million between comparable periods in the second quarters of 2021 and 2020.

Consolidated operating income was $9.4 million for the three-month period ended June 30, 2021 compared to an operating loss of $(1.7) million in the corresponding period in 2020. Operating income for the three-month period ended June 30, 2020 was adversely impacted by COVID-19-related plant shutdowns in the Company's Thermal Acoustical Solutions business and lower production of the Company's industrial filtration products. The $11.1 million increase was primarily a result of higher operating income of $9.4 million in the Performance Materials segment, driven by a favorable product mix due to higher sales for specialty filtration products and sealing and insulation products. Operating income for the Thermal Acoustical Solutions segment increased $4.8 million mainly due to the recovery from COVID-19 related shutdowns during the second quarter of 2020. The Technical Nonwovens segment also experienced an increase in operating income with a $2.1 million improvement from the comparable period in 2020. The increase in Technical Nonwovens was primarily attributable to higher sales volume driven by the recovery from the COVID-19 pandemic.

The chart below reflects the change in consolidated operating income by segment:

Consolidated net income was $5.8 million, or $0.32 per diluted share, for the three-month period ended June 30, 2021 compared to a net loss of $(5.9) million, or $(0.34) per diluted share, in the corresponding period in 2020.

CONSOLIDATED RESULTS OF OPERATIONS

All of the following tabular comparisons are for the three and six-month periods ended June 30, 2021 and 2020, unless otherwise indicated.

Net Sales

	For the Three Months Ended		For the Six Months Ended
In thousands	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Net sales	$221,744	$146,160	$448,843	$346,687
$ change	75,584	(74,651)	102,156	(92,149)
% change	51.7%	(33.8)%	29.5%	(21.0)%

Net sales for the three-month period ended June 30, 2021 increased $75.6 million, or 51.7%, compared to the corresponding period in 2020. The increase was primarily driven by higher net sales in the Thermal Acoustical Solutions segment of $39.4 million, or 27.0%, of consolidated net sales, as a result of improved demand across all regions driven by the absence of COVID-19-related production shutdowns in the prior year. In addition, the Technical Nonwovens segment’s net sales increased $20.5 million, or 14.0%, of consolidated net sales, mainly due to higher sales volume mostly seen in geosynthetics and industrial air filtration. The Company’s Performance Materials segment net sales increased $18.7 million, or 12.8%, of consolidated net sales, primarily due to favorable product mix, driven by increased demand for sealing solutions, higher sales for specialty filtration products, and stronger demand for specialty insulation. Foreign currency translation positively impacted segment net sales by $9.8 million, or 6.7%.

Net sales for the six-month period ended June 30, 2021 increased $102.2 million, or 29.5%, compared to the corresponding period in 2020. The increase was primarily driven by higher net sales in the Thermal Acoustical Solutions segment of $46.7 million, or 13.5%, of consolidated net sales. This increase was mainly due to higher sales volume driven by the continued recovery from the COVID-19 pandemic as the segment experienced temporary plant shutdowns across most of its operations during the comparable period in 2020. The Company’s Performance Materials segment net sales increased $32.8 million, or 9.5%, of consolidated net sales, primarily driven by higher sales for specialty filtration products and strong demand for sealing and specialty insulation products, as the segment continues to recover from the COVID-19 pandemic. In addition, the Technical Nonwovens segment’s net sales increased $24.7 million, or 7.1%, of consolidated net sales, mainly due to higher sales volume mostly in geosynthetics and industrial air filtration. Foreign currency translation positively impacted consolidated net sales by $17.3 million, or 5.0%.

Cost of Sales

	For the Three Months Ended		For the Six Months Ended
In thousands	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Cost of sales	$173,958	$117,742	$352,508	$279,701
$ change	56,216	(57,794)	72,807	(71,804)
% change	47.7%	(32.9)%	26.0%	(20.4)%

Cost of sales for the three-month period ended June 30, 2021 increased by $56.2 million, or 47.7%, compared to the corresponding period in 2020. The increase was primarily driven by higher sales volume across all three segments, which was mainly attributable to the absence of shutdowns that the Company endured during the comparable period in 2020 as a result of the COVID-19 pandemic. The Company's Thermal Acoustical Solutions segment incurred higher labor costs due to furloughs and layoffs implemented during the comparable period in 2020 in addition to higher material costs primarily driven by aluminum prices. The Performance Materials segment’s cost of sales increased mainly as a result of higher sales volume coupled with an increase in labor and material costs. Similarly, the increase in the Technical Nonwovens segment’s cost of sales were driven by an increase in sales volume mainly in geosynthetics and industrial air filtration products in addition to higher material costs. Foreign currency translation increased cost of sales by $7.4 million, or 6.3%, in the three-month period ended June 30, 2021.

Cost of sales for the six-month period ended June 30, 2021 increased by $72.8 million, or 26.0%, compared to the corresponding period in 2020 as a result of the drivers noted above. Foreign currency translation increased cost of sales by $12.3 million, or 4.4%, in the six-month period ended June 30, 2021.

Gross Profit

	For the Three Months Ended		For the Six Months Ended
In thousands	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Gross profit	$47,786	$28,418	$96,335	$66,986
$ change	19,368	(16,857)	29,349	(20,345)
% change	68.2%	(37.2)%	43.8%	(23.3)%
% of net sales	21.6%	19.4%	21.5%	19.3%

Gross profit for the three-month period ended June 30, 2021 increased $19.4 million, or 68.2%, compared to the corresponding period in 2020. The Performance Materials segment favorably impacted consolidated gross profit by $9.4 million, primarily due to higher sales for specialty filtration products and strong demand for sealing and specialty insulation products. The Thermal Acoustical Solutions segment also drove positive results with a $6.7 million increase in gross profit, mostly attributable to the continued recovery from the COVID-19 pandemic, partially offset by higher material pricing mainly in aluminum and aluminized steel. In addition, the Technical Nonwovens segment favorably impacted consolidated gross profit by $3.4 million, primarily driven by higher demand in geosynthetics and industrial air filtration products.

Gross profit for the six-month period ended June 30, 2021 increased $29.3 million, or 43.8%, compared to the corresponding period in 2020. The Performance Materials segment was the main driver with an increase of $20.6 million, resulting from higher sales driven by specialty filtration products and strong demand for sealing and specialty insulation products. The Technical Nonwovens and Thermal Acoustical Solutions segments also contributed favorably to consolidated gross profit with increases of $5.3 million and $3.7 million, respectively.

Selling, Product Development and Administrative Expenses

	For the Three Months Ended		For the Six Months Ended
In thousands	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Selling, product development and administrative expenses	$38,182	$30,164	$73,815	$63,191
$ change	8,018	(1,932)	10,624	(1,911)
% change	26.6%	(6.0)%	16.8%	(2.9)%
% of net sales	17.2%	20.6%	16.4%	18.2%

Selling, product development and administrative expenses for the three-month period ended June 30, 2021 increased $8.0 million, or 26.6%, compared to the corresponding period in 2020. The increase was driven by higher compensation-related expenses of $4.2 million, higher expenses related to corporate strategic initiatives of $2.5 million, primarily relating to the pending merger, an increase in consulting costs of $0.8 million, and an increase in other general administrative costs of $1.5 million. These increases were partially offset by a decrease in intangible assets amortization expense of $1.0 million.

Selling, product development and administrative expenses for the six-month period ended June 30, 2021 increased $10.6 million, or 16.8%, compared to the corresponding period in 2020. The increase was driven by higher compensation-related expenses of $7.0 million, higher consulting expenses of $2.9 million, and increases of $0.7 million, $0.6 million, $1.5 million in corporate strategic initiatives expenses, computer maintenance and support, and other general administrative costs, respectively. These increases were partially offset by a decrease in intangible assets amortization expense of $2.1 million.

Impairment of Goodwill and Other Long-Lived Assets

	For the Three Months Ended		For the Six Months Ended
In thousands	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Impairment of goodwill and other long-lived assets	$—	$—	$—	$61,109

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

Restructuring Expenses

	For the Three Months Ended		For the Six Months Ended
In thousands	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Restructuring expenses	$190	$—	$967	$—

In the three and six-month periods ended June 30, 2021, the Company recorded pre-tax restructuring charges of $0.2 million and $1.0 million, respectively, primarily consisting of severance costs and legal expenses.

(Gain) Loss On The Sale Of A Business

	For the Three Months Ended		For the Six Months Ended
In thousands	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
(Gain) loss on the sale of a business	$266	$—	$964	$—

In the three-month period ended March 31, 2021, the Company entered into an agreement to sell a facility in Germany, which closed on March 11, 2021. The Company agreed to pay $1.8 million (€1.5 million) to the buyer and provide $2.3 million (€1.9 million) in additional funding, net of cash and certain net working capital adjustments, to cover pension and restructuring liabilities recorded in 2020. As a result of the sale of the business, the Company recorded a pre-tax loss of $0.3 million and $1.0 million for the three-month and six-month periods ending June 30, 2021, respectively. The final consideration and loss are subject to a working capital adjustment expected to be settled in 2022.

Employee Benefit Plans Settlement Expenses

	For the Three Months Ended		For the Six Months Ended
In thousands	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Employee benefit plans settlement expenses	$—	$—	$—	$385

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

Interest Expense

	For the Three Months Ended		For the Six Months Ended
In thousands	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Interest expense	$2,414	$4,476	$5,862	$7,333
Weighted average interest rate during the year	4.4%	5.2%	3.7%	4.8%

The decrease in interest expense for the three and six-month period ended June 30, 2021 compared to the corresponding periods in 2020 was primarily due to lower interest rates as a result of the newly executed credit agreement the Company entered into effective April 26, 2021. For additional information, see Note 7, “Long-Term Debt and Financing Arrangements,” in the Notes to Condensed Consolidated Financial Statements.

Other Income and Expense

	For the Three Months Ended		For the Six Months Ended
In thousands	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Other expense (income), net	$206	$248	$292	$(170)

Other expense (income), net, was favorable for the three-month period ended June 30, 2021 and unfavorable for the six-month period ended June 30, 2021, compared to the corresponding periods in 2020. The fluctuations of each period were primarily due to the impact of foreign currency translation on the revaluation of cash, trade payables and receivables, and intercompany loans denominated in currencies other than the functional currencies of the Company's subsidiaries.

Effective Income Tax Rate

	For the Three Months Ended		For the Six Months Ended
	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Effective income tax rate	13.9%	9.2%	25.8%	4.0%

For the three-month period ended June 30, 2021, the Company's effective tax rate was 13.9% compared to an effective tax rate of 9.2% for the three-month period ended June 30, 2020. For the three-month period ended June 30, 2021, the rate was positively impacted by $0.4 million related to accounting method changes and $0.2 million related to foreign earnings taxed at higher rates. These were partially offset by $0.3 million of valuation allowance activity. For the three-month period ended June 30, 2020, the rate was negatively impacted by valuation allowance activity of $0.5 million and a foreign withholding tax liability of $0.4 million, resulting in a lower effective tax rate when in a pre-tax loss position.

For the six-month period ended June 30, 2021, the Company's effective tax rate was 25.8% compared to an effective tax rate of 4.0% for the six-month period ended June 30, 2020. For the six-month period ended June 30, 2021, the rate was negatively impacted by $0.6 million due to a change in assertion on unremitted foreign earnings and $0.5 million of valuation allowance activity. These were partially offset by a benefit of $0.4 million related to accounting method changes. For the six-month period ended June 30, 2020, the Company had a pre-tax loss primarily resulting from impairment charges of $61.1 million. The impairment charges significantly impacted the Company's effective tax rate because $48.7 million of the impairment charges related to non-deductible goodwill, resulting in a low effective tax rate for the six-month period ended June 30, 2020 when in a pre-tax loss position. Additionally, the effective rate was negatively impacted by valuation allowance activity of $0.7 million.

SEGMENT RESULTS

The following tables present segment net sales and operating income (loss) for the primary product categories for the three and six-month periods ended June 30, 2021 and 2020.

Net sales by segment:

	For the Three Months Ended		For the Six Months Ended
In thousands	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Performance Materials Segment (1),(2):
Filtration Products	$34,066	$29,636	$68,412	$55,523
Sealing and Advanced Solutions Products	43,120	28,837	88,107	68,170
Performance Materials Segment net sales	77,186	58,473	156,519	123,693

Technical Nonwovens Segment:
Industrial Filtration Products	35,411	29,413	71,812	60,782
Advanced Materials Products (2)	37,068	22,594	62,342	48,628
Technical Nonwovens Segment net sales	72,479	52,007	134,154	109,410

Thermal Acoustical Solutions Segment:
Parts	71,222	32,448	157,716	109,769
Tooling	5,636	5,000	10,186	11,440
Thermal Acoustical Solutions Segment net sales	76,858	37,448	167,902	121,209

Eliminations and Other (2)	(4,779)	(1,768)	(9,732)	(7,625)
Consolidated Net Sales	$221,744	$146,160	$448,843	$346,687

Operating income (loss) by segment:

	For the Three Months Ended		For the Six Months Ended
In thousands	June 30, 2021	June 30, 2020	June 30, 2021	June 30, 2020
Performance Materials (1),(3)	$14,853	$5,443	$30,149	$(51,498)
Technical Nonwovens (4)	8,765	6,684	13,869	10,497
Thermal Acoustical Solutions	(1,500)	(6,285)	174	(657)
Corporate Office Expenses	(12,704)	(7,588)	(22,639)	(15,656)
Consolidated Operating Income (Loss)	$9,414	$(1,746)	$21,553	$(57,314)

(1)For the six-month period ended June 30, 2021, the Performance Materials segment includes the results of the German facility that the Company sold on March 11, 2021.
(2)Included in the Performance Materials segment, Technical Nonwovens segment, and Eliminations and Other is the following:
•Performance Materials segment intercompany sales to the Thermal Acoustical Solutions segment were as follows:
◦$1.0 million and $0.3 million for the three-month periods ended June 30, 2021 and 2020, respectively.
◦$2.1 million and $1.2 million for the six-month periods ended June 30, 2021 and 2020, respectively.
•Technical Nonwovens segment intercompany sales to the Thermal Acoustical Solutions segment were as follows:
◦$3.6 million and $1.4 million for the three-month periods ended June 30, 2021 and 2020, respectively.
◦$7.5 million and $6.4 million for the six-month periods ended June 30, 2021 and 2020, respectively.
(3)Included in the operating results within the Performance Materials segment are the following:
•Impairment charges of $61.1 million related to goodwill and other long-lived assets for the six-month period ended June 30, 2020.
•Intangible asset amortization as follows:
◦$3.0 million and $4.0 million for the three-month periods ended June 30, 2021 and 2020, respectively.

◦$6.1 million and $7.9 million for the six-month periods ended June 30, 2021 and 2020, respectively.
(4)Included in the Technical Nonwovens segment is intangible assets amortization as follows:
•$1.1 million and $1.2 million for the three-month periods ended June 30, 2021 and 2020, respectively.
•$2.1 million and $2.3 million for the six-month periods ended June 30, 2021 and 2020, respectively.

Performance Materials

Segment net sales increased $18.7 million, or 32.0%, in the second quarter of 2021 compared to the corresponding period in 2020. The increase was primarily driven by higher net sales in sealing and advanced solutions of $14.3 million, due to strong demand for sealing in agriculture, construction, and transportation end market products, as well as higher demand for specialty insulation products. Additionally, filtration sales increased $4.4 million due to higher sales of specialty filtration products driven by PPE products and the need for higher performance filtration in response to the COVID-19 pandemic. Foreign currency translation positively impacted segment net sales by $1.7 million, or 2.8%.

The Performance Materials segment reported operating income of $14.9 million, or 19.2%, of segment net sales, in the second quarter of 2021, compared to operating income of $5.4 million, or 9.3%, of segment net sales, in the second quarter of 2020. The increase in operating income of $9.4 million was primarily due to higher gross profit of $9.4 million, from higher segment net sales driven by the absence of the COVID-19 pandemic related slowdowns that occurred in the corresponding period in 2020, combined with favorable product mix from higher sales for specialty filtration products and higher demand for sealing and specialty insulation products. Selling, product development and general administrative expenses were flat compared to the corresponding period in 2020 as higher employee compensation-related costs were offset by lower intangible amortization costs.

Segment net sales increased $32.8 million, or 26.5%, for the six-month period ended June 30, 2021 compared to the corresponding period in 2020. The increase was primarily driven by higher net sales in sealing and advanced solutions of $19.9 million, or 29.2%, and an increase in filtration sales of $12.9 million, or 23.2%, as a result of the drivers noted above. Foreign currency translation positively impacted segment net sales by $3.4 million, or 2.7%.

The Performance Materials segment reported operating income of $30.1 million, or 19.3% of segment net sales, for the six-month period ended June 30, 2021, compared to operating loss of ($51.5) million in the corresponding period in 2020. The increase in operating income of $81.6 million was primarily driven by the absence of goodwill and other long-lived asset impairment charges of $61.1 million recorded in the first quarter of 2020. The increase in operating income of $20.5 million, excluding the first quarter 2020 impairment charges, was the result of higher gross profit of $20.6 million due to an increase in segment net sales driven by the absence of the COVID-19 pandemic related slowdowns that occurred in the corresponding period in 2020, favorable product mix from higher sales for specialty filtration products and higher demand in the sealing and cryogenics markets, and lower overhead costs. Selling, product development and general administrative expenses were essentially flat compared to the corresponding period in 2020 as higher employee compensation-related and restructuring costs were offset by lower intangible amortization costs.

Technical Nonwovens

Segment net sales increased $20.5 million, or 39.4%, in the second quarter of 2021 compared to the second quarter of 2020. Industrial filtration net sales increased $6.0 million, or 20.4%, driven by a significant increase in China sales compared to the prior year due to key wins for steel, cement, and power projects and the absence of the COVID-19 pandemic related shutdowns experienced in the first half of 2020. Advanced materials net sales increased $14.5 million, or 64.1%, in the second quarter of 2021 compared to the second quarter of 2020, driven primarily by the absence of COVID-19 pandemic related shutdowns mentioned above, combined with higher demand and prices in the geosynthetics market in Canada. Foreign currency translation positively impacted segment net sales by $5.8 million, or 11.1%.

The Technical Nonwovens segment reported operating income of $8.8 million, or 12.1%, of segment net sales, in the second quarter of 2021, compared to $6.7 million, or 12.9%, of segment net sales, in the second quarter of 2020. The increase in operating income of $2.1 million was primarily due to higher gross profit of $3.4 million from an increase in segment net sales driven by the absence of the COVID-19 pandemic related shutdowns that occurred in the corresponding period in 2020, combined with favorable pricing and lower variable overhead costs. Partially offsetting these increases to gross profit were higher raw material costs and the absence of a $1.3 million insurance claim settlement that benefited the second quarter of 2020. Operating income was further impacted by an increase in selling, product development and general administrative expenses of $1.3 million, primarily driven by higher employee compensation-related costs of $0.9 million and higher other general administrative costs of $0.4 million.

Segment net sales increased $24.7 million, or 22.6%, for the six-month period ended June 30, 2021 compared to the corresponding period in 2020. Industrial filtration net sales increased $11.0 million, or 18.1%, driven by a 166% increase in China sales compared to the prior year due to key wins for steel, cement and power projects and the absence of the COVID-19 pandemic related shutdowns experienced in the first half of 2020. Advanced materials net sales increased $13.7 million, or 28.2%, in the first six months of 2021 compared to the first six months of 2020, as a result of the drivers noted above. Foreign currency translation positively impacted segment net sales by $9.0 million, or 8.3%.

The Technical Nonwovens segment reported operating income of $13.9 million, or 10.3% of segment net sales, for the six-month period ended June 30, 2021, compared to $10.5 million, or 9.6% of segment net sales, in the corresponding period in 2020. The increase in operating income of $3.4 million was primarily due to higher gross profit of $5.3 million, as a result of the drivers noted above. Operating income was negatively impacted by an increase in selling, product development and general administrative expenses of $1.9 million, primarily driven by higher employee compensation-related costs.

Thermal Acoustical Solutions

Segment net sales increased $39.4 million, or 105.2%, in the second quarter of 2021 compared to the second quarter of 2020. This increase was primarily due to an increase in parts sales of $38.8 million driven by higher sales across all regions as sales in the second quarter of 2020 were adversely impacted by temporary plant shutdowns due to the COVID-19 pandemic. Additionally, tooling sales increased $0.6 million in the second quarter of 2021 compared to the second quarter of 2020. These increases were partially offset by lower sales as a result of the semi-conductor chip shortage adversely impacting the automotive industry. Foreign currency translation favorably impacted segment net sales by $2.3 million, or 6.2%.

The Thermal Acoustical Solutions segment reported operating loss of ($1.5) million in the second quarter of 2021, compared to operating loss of ($6.3) million in the second quarter of 2020. The decrease in operating loss of $4.8 million in the second quarter of 2021 was primarily due to higher gross profit of $6.7 million, driven by a significant increase in segment net sales due to the absence of the COVID-19 pandemic related shutdowns that occurred in the corresponding period in 2020, combined with favorable product mix related to higher fibers sales. This increase was partially offset by an increase in material costs of aluminum and aluminized steel and higher overhead costs. Operating income was further impacted by an increase in selling, product development and administrative expenses of $1.9 million, driven by higher employee compensation-related costs of $0.6 million, consulting expenses of $0.6 million, and higher other general administrative costs of $0.7 million.

Segment net sales increased $46.7 million, or 38.5%, for the six-month period ended June 30, 2021 compared to the corresponding period in 2020. This increase was primarily due to an increase in parts sales of $47.9 million driven by higher sales across all regions. Sales for the six-month period ended June 30, 2020 were adversely impacted by temporary plant shutdowns due to the COVID-19 pandemic. This increase was partially offset by lower sales due to the semi-conductor chip shortage that is adversely impacting the automotive industry, combined with lower tooling sales of $1.3 million. Foreign currency translation favorably impacted segment net sales by $4.9 million, or 4.0%.

The Thermal Acoustical Solutions segment reported operating income of $0.2 million for the six-month period ended June 30, 2021, compared to an operating loss of ($0.7) million in the corresponding period in 2020. The increase in operating income of $0.8 million was primarily due to higher gross profit of $3.7 million, driven by a significant increase in segment net sales due to the drivers noted above, combined with favorable product mix related to higher fibers sales. This increase was partially offset by higher labor and outsourcing costs from work force shortages related to COVID-19 in the early part of 2021, combined with an increase in material costs for aluminum and aluminized steel. Operating income was further impacted by an increase in selling, product development and administrative expenses of $2.9 million, driven by higher employee compensation-related costs of $0.7 million, consulting expenses of $0.6 million, COVID-19 medical examination costs of $0.4 million, recruiting expenses of $0.3 million, and higher other general administrative costs of $0.9 million.

Corporate Office Expenses

Corporate office expenses for the three-month period ended June 30, 2021 were $12.7 million, compared to $7.6 million in the corresponding period in 2020. The increase of $5.1 million was primarily driven by higher corporate strategic initiatives expenses of $2.5 million, primarily relating to the proposed merger, an increase in employee compensation-related costs of $2.2 million, higher insurance costs of $0.3 million, and increased other general administrative costs of $0.1 million. Included in strategic initiatives expenses is $3.7 million of merger-related costs.

Corporate office expenses for the six-month period ended June 30, 2021 were $22.6 million, compared to $15.7 million in the corresponding period in 2020. The increase of $6.9 million was primarily due to an increase in employee compensation-related costs of $3.6 million, higher consulting costs of $2.1 million, higher corporate strategic initiatives expenses of $0.7 million, and increased other general administrative costs of $0.5 million. Included in strategic initiatives expenses is $3.8 million of merger-related costs.

LIQUIDITY AND CAPITAL RESOURCES

The Company assesses liquidity in terms of its ability to generate cash to fund operating, investing and financing activities. The Company's principal source of liquidity is operating cash flows and bank borrowings. In addition to operating cash flows, other significant factors that affect the overall management of liquidity include capital expenditures, investments in businesses, strategic transactions, income tax payments, debt service payments, outcomes of commitments and contingencies, foreign currency exchange rates, employee benefit plan funding, merger expense payments and factors that might otherwise affect the Company's business and operations generally, as described under the heading “Risk Factors” and “Forward-Looking Statements” in Part I, Item 1A - Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2020; and "Forward-Looking Statements" in Part I, Item 2 - Management's Discussion and Analysis of Financial Condition and Results of Operations and "Risk Factors" in Part II, Item 1A - Risk Factors of this Form 10-Q. The Company manages worldwide cash requirements by considering available funds among domestic and foreign subsidiaries.

The Company manages working capital effectively through inventory management and using consigned inventory arrangements where appropriate, taking advantage of early pay discounts when offered by suppliers, and optimizing accounts receivable collections by selling trade accounts receivable balances when appropriate. A select number of larger customers have negotiated longer payment terms. These selected customers offer early pay discounts and/or supply chain financing agreements that allows the Company to collect amounts due earlier than the customer negotiated terms, less a discount on the nominal value of the receivable. The Company also entered into arrangements with a banking institution to sell trade accounts receivable balances for selected customers. See “Transfers of Financial Assets” in Note 1, “Basis of Financial Statement Presentation", in the Notes to Condensed Consolidated Financial Statements for additional information.

Future Cash Requirements

At June 30, 2021, the Company held $102.5 million in cash and cash equivalents, including $30.3 million in the U.S. with the remaining held by foreign subsidiaries and $261.0 million of total borrowings outstanding and standby letters of credit outstanding of $1.8 million under the 2021 Credit Facility.

In addition to the Company’s working capital requirements, one or more of the following items could have a material impact on the Company’s liquidity during the next twelve months (items are not in the order of importance):

•the matters described in Note 16, “Commitments and Contingencies", in the Notes to Condensed Consolidated Financial Statements;
•capital expenditures, including the strategic investments discussed below;
•investments in businesses and strategic costs and/or transactions;
•restructuring and severance costs (see Note 12, “Restructuring", in the Notes to Condensed Consolidated Financial Statements);
•income tax payments;
•research and development expenditures;
•costs and payments associated with tooling for new OEM programs;
•debt service payments;
•employer payroll tax payments deferred under the CARES Act;
•foreign currency exchange rates;
•employee benefit plan funding (see Note 11, “Employer Sponsored Benefit Plans", in the Notes to Condensed Consolidated Financial Statements); and
•merger-related expense payments.

The Company contributed $0.4 million to the domestic defined employee benefit plan through June 30, 2021 and expects to contribute an additional $0.3 million in 2021.

Strategic Investments

In 2020, the Company approved investments to add capital equipment in North America and Europe to produce fine fiber meltblown filtration media in the Performance Materials segment. In North America, the Company is investing approximately $25.0 million for two production lines in its Rochester, New Hampshire facility. The Company received a $13.5 million grant from the U.S. Government to partially fund this investment. The cumulative capital expenditures incurred for this project was $11.4 million through June 30, 2021, net of $13.5 million in funding received from the U.S. Government.

In Europe, the Company is investing approximately $13.0 million for a production line in its Saint-Rivalain, France facility to meet the European Union demand for face mask and air filtration products. This investment is being partially funded by a grant from the French Government that provides funding for up to 30% of the investment. The cumulative capital expenditures incurred for this ongoing project was $10.3 million through June 30, 2021, net of $3.2 million in funding from the French Government.

Discussion and Analysis of Cash Flows

A summary of the Company's consolidated cash flows is as follows:

	For the Six Months Ended
In thousands	June 30, 2021	June 30, 2020	Dollar Change
Total cash provided by (used for):
Operating activities	$18,497	$40,415	$(21,918)
Investing activities	(12,850)	(12,080)	(770)
Financing activities	(6,321)	13,482	(19,803)

Free Cash Flow (1):
Net cash provided by (used for) operating activities	18,497	40,415	(21,918)
Capital expenditures	(13,265)	(15,472)	2,207
Free cash flow	$5,232	$24,943	$(19,711)

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

Operating Cash Flows

Net cash provided by operating activities for the six-month period ended June 30, 2021 was $18.5 million compared with net cash provided by operating activities of $40.4 million in the corresponding period in 2020. The $21.9 million decrease was driven primarily by higher accounts receivables and inventory as a result of an increase in sales volume, as the Company continues to recover from the COVID-19 pandemic, and higher income taxes receivables, partially offset by higher accounts payables due to the timing of payments for raw material purchases.

Investing Cash Flows

During the six-month periods ended June 30, 2021 and 2020, net cash used for investing activities consisted of capital expenditures of $13.3 million and $15.5 million, respectively. The Company also paid $2.7 million in connection with the sale of a facility in Germany.

Financing Cash Flows

During the six-month period ended June 30, 2021, net cash used for financing activities was $6.3 million compared to net cash provided by financing activities of $13.5 million in the corresponding period in 2020. The Company made net debt repayments of $11.7 million in the first six months of 2021 compared to $7.0 million in the first six months 2020. During the first quarter of 2020, the Company borrowed an incremental $20.0 million under its 2018 Amended Credit Agreement as a precautionary measure in light of the uncertainty caused by the COVID-19 pandemic. Also, during the first six months of 2021, the Company held $4.8 million in proceeds from servicing receivables owed to the banking institution, which was paid in early third quarter, compared to $0.5 million in the comparable period of 2020.

Other Sources and Use of Cash

On April 20, 2021, the Company announced that our Board of Directors approved a Share Repurchase Program authorizing the repurchase, from time to time at the Company's discretion, of up to an aggregate of $30 million of the Company's common stock, par value $0.01 per share. The ability to repurchase the Company’s common stock will continue until the Board of Directors reaches a determination to discontinue share repurchases. The timing and actual number of shares repurchased will depend on a variety of factors including stock price, market conditions, corporate and regulatory requirements, and capital availability, among other factors. No shares were repurchased under this program during the three-month period ended June 30, 2021.

Financing Arrangements

On April 26, 2021, the Company replaced its 2018 Amended Credit Agreement with a newly executed Credit Agreement increasing total borrowings from $314.0 million to $346.0 million. The new 2021 senior secured revolving credit agreement ("2021 Credit Facility") has a revolving facility of $170.0 million, which includes a $50.0 million sublimit for the issuance of letters of credit, a $50.0 million sublimit for alternative currencies loans and a $30.0 million sublimit for swingline loans, and a term loan facility of $176.0 million.

Interest rates on amounts outstanding under the 2021 Credit Facility are variable based on LIBOR. The LIBOR benchmark has been the subject of national, international, and other regulatory guidance and proposals for reform. In July 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit rates for calculation of LIBOR after 2021. These reforms may cause LIBOR to perform differently than in the past, and LIBOR may ultimately cease to exist after 2021. Alternative benchmark rate(s) may replace LIBOR and could affect the Company's debt securities, derivative instruments, receivables, debt payments, and receipts. At this time, it is not possible to predict the effect of any changes to LIBOR, any phase out of LIBOR or any establishment of alternative benchmark rates. Any new benchmark rate will likely not replicate LIBOR exactly, which could impact the Company's contracts that terminate after 2021. There is uncertainty about how applicable law, the courts or the Company will address the replacement of LIBOR with alternative rates on variable rate retail loan contracts and other contracts that do not include alternative rate fallback provisions. In addition, any changes to benchmark rates may have an uncertain impact on the Company's cost of funds and access to the capital markets, which could impact liquidity, financial position, or results of operations.

Borrowings outstanding and available borrowings are summarized below:

In thousands	At June 30, 2021	At December 31, 2020
Total borrowings committed:
Revolver commitment	$170,000	$170,000
Term loan commitment	176,000	144,000
Total borrowings committed	$346,000	$314,000

Total borrowings outstanding:
Amounts outstanding under the revolver	$87,210	$134,500
Amounts outstanding under the term loan, excluding debt issuance costs	173,800	136,500
Total borrowings outstanding	$261,010	$271,000

Total borrowings available:
Revolver commitment	$170,000	$170,000
Less amounts outstanding under the revolver	87,210	134,500
Less letters of credit outstanding	1,776	1,776
Available borrowings, net of letters of credit	$81,014	$33,724

Under the 2021 Credit Facility, interest is charged on borrowings, at the Company’s option, of either: (i) LIBOR (if LIBOR is not available for an alternative currency, such other interest rate customarily used by Bank of America for such alternative currency) plus the Applicable Margin, or (ii) for U.S. denominated loans the Base Rate, which is a fluctuating rate equal to the highest of (a) the federal funds rate plus 0.50%, (b) the prime rate as set by the Administrative Agent, and (c) the Eurocurrency Rate plus 1.00%, provided that if the Base Rate shall be less than zero, such rate shall be deemed zero. The Applicable Margin is 2.00% per annum in the case of LIBOR and alternative currency loans and letters of credit and 1.00% per annum in the case of Base Rate loans for the first full fiscal quarter following the closing date of the 2021 Credit Facility. Thereafter, the Applicable Margin is determined based on the Company’s Consolidated Net Leverage Ratio (as defined in the 2021 Credit

Facility), which ranges from 1.25% to 2.50% per annum for LIBOR and alternative currency loans and letters of credit, and ranges from 0.25% to 1.50% per annum for Base Rate loans. The Company paid a quarterly commitment fee of 0.275% per annum on the unused portion of the revolving facility for the first full fiscal quarter following the closing date of the 2021 Credit Facility. Thereafter, the quarterly commitment fee ranges from 0.20% to 0.30% per annum based on the Company’s Consolidated Net Leverage Ratio in accordance with the terms of the 2021 Credit Facility.

The Company has an interest rate swap in place to convert a portion of the Company's borrowings from a variable rate to a fixed rate. See Note 8, "Derivatives", in the Notes to Condensed Consolidated Financial Statements for additional information.

The 2021 Credit Facility contains customary affirmative and negative covenants, including covenants limiting the Company to, among other things, incur debt, grant liens, make certain investments, engage in a line of business substantially different from business conducted by the Company, transact with affiliates, restricted payments, and sell assets. The 2021 Credit Facility also contains customary financial covenants including a Minimum Consolidated Fixed Charge Coverage Ratio and Maximum Consolidated Net Leverage Ratio.

The Company was in compliance with all covenants set forth in the 2021 Credit Facility as of the date hereof, and the Company does not anticipate noncompliance in the foreseeable future.

For additional information, see Note 7, “Long-Term Debt and Financing Arrangements", in the Notes to Condensed Consolidated Financial Statements.

NON-GAAP FINANCIAL MEASURES

The Company believes that the non-GAAP measure used in this report provides investors with important perspectives into our ongoing business performance. The Company does not intend for the information to be considered in isolation or as a substitute for the related U.S. GAAP measure. Other companies may define the measure differently. The Company defines the Free Cash Flow measure as follows:

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

CONTRACTUAL OBLIGATIONS AND OFF-BALANCE SHEET ARRANGEMENTS

There have been no material changes outside the ordinary course of business in the Company’s contractual obligations or off-balance sheet arrangements during the first six months of 2021. See the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for a discussion of the Company’s contractual obligations and off-balance sheet arrangements.

RECENT ACCOUNTING STANDARDS

For information regarding recent changes in accounting standards, see Note 2, “Recent Accounting Standards", in the Notes to Condensed Consolidated Financial Statements.

CRITICAL ACCOUNTING ESTIMATES

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

There have been no significant changes in the Company’s critical accounting estimates during the six-month period ended June 30, 2021.

FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q contains “forward-looking statements” within the meaning of Section 21E of the Exchange Act. Any statements contained in this Quarterly Report on Form 10-Q that are not statements of historical fact may be deemed to be forward-looking statements. All such forward-looking statements are intended to provide management’s current expectations for the future operating and financial performance of the Company based on current assumptions relating to the Company’s business, the economy and future conditions. Forward-looking statements generally can be identified through the use of words such as “believes,” “anticipates,” “may,” “should,” “will,” “plans,” “projects,” “expects,” “expectations,” “estimates,” “forecasts,” “predicts,” “targets,” “prospects,” “strategy,” “signs” and other words of similar meaning in connection with the discussion of future operating or financial performance. Forward-looking statements may include, among other things, statements relating to future sales, earnings, cash flow, results of operations, uses of cash and other measures of financial performance. Because forward-looking statements relate to the future, they are subject to inherent risks, uncertainties and changes in circumstances that are difficult to predict. Accordingly, the Company’s actual results may differ materially from those contemplated by the forward-looking statements. Investors, therefore, are cautioned against relying on any of these forward-looking statements. They are neither statements of historical fact nor guarantees or assurances of future performance. Forward-looking statements in this Quarterly Report on Form 10-Q include, among others, statements relating to:

•The timing, expected completion and impacts of the proposed Merger and the potential impacts should the Merger not be consummated on a timely basis or at all for any reason;
•The risk that a closing condition to the Merger Agreement may not be satisfied;
•Expected impact of the coronavirus pandemic ("COVID-19") on the Company's businesses;
•Overall economic, business and political conditions and the effects on the Company’s markets;
•Ability to meet financial covenants in the Company's credit agreement;
•Outlook for the third quarter and full year 2021;
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
•Future strategic transactions, including but not limited to, acquisitions, joint ventures, alliances, licensing agreements and divestitures;
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
All forward-looking statements are inherently subject to a number of risks and uncertainties that could cause the actual results of the Company to differ materially from those reflected in forward-looking statements made in this Quarterly Report on Form 10-Q, as well as in press releases and other statements made from time to time by the Company’s authorized officers. Such risks and uncertainties include, among others, the failure to occur of any of the conditions to consummation of the pending Merger, diversion of management time relating to the pending Merger, the duration, severity, and impact of COVID-19 or other new pandemics and the measures taken in response thereto, in particular the impact the virus has on the Company's operations and ability to meet customer demands; worldwide economic cycles and political changes and uncertainties that affect the markets which the Company’s businesses serve, which could have an effect on demand for the Company’s products and impact the Company’s profitability; challenges encountered by the Company in the execution of restructuring programs; disruptions in the global credit and financial markets, including diminished liquidity and credit availability; changes in international trade agreements and policies, including tariff regulation and trade restrictions; swings in consumer confidence and spending; unstable economic growth; volatility in foreign currency exchange rates; raw material pricing and supply issues; fluctuations in unemployment rates; retention of key employees; increases in fuel prices; and outcomes of legal proceedings, claims and investigations, as well as other risks and uncertainties identified in Part II, Item 1A - Risk Factors of this Quarterly Report on Form 10-Q, and Part I, Item 1A - Risk Factors of the Company's Annual Report on Form 10-K for the year ended December 31, 2020. The Company does not assume any obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes in the Company’s exposure to market risk during the first six months of 2021. Refer to the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 for discussion of the Company’s exposure to market risk.

Item 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Company’s President and Chief Executive Officer (the “CEO”) and the Executive Vice President and Chief Financial Officer and Treasurer (the "CFO"), conducted an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act). There are inherent limitations to the effectiveness of any system of disclosure controls and procedures, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, even effective disclosure controls and procedures can only provide reasonable assurance of achieving their control objectives. The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (the "SEC"), and that such information is accumulated and communicated to management of the Company, with the participation of its CEO and CFO, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, the CEO and CFO have concluded that the Company’s disclosure controls and procedures were effective as of June 30, 2021 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There have not been any changes in the Company’s internal control over financial reporting (as defined in Rule 13a-15(f) and Rule 15d-15(f) under the Exchange Act) during the three-month period ended June 30, 2021 that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.      OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

General

From time to time, the Company is subject to legal proceedings, claims, investigations and inquiries that arise in the ordinary course of business such as, but not limited to, actions with respect to commercial, intellectual property, employment, personal injury, and environmental matters. The Company believes that it has meritorious defenses against the claims currently asserted against it and intends to defend them vigorously. While the outcome of litigation is inherently uncertain and the Company cannot be sure that it will prevail in any of the cases, subject to the matters referenced in Note 16, "Commitments and Contingencies", in the Notes to Condensed Consolidated Financial Statements of this report, the Company is not aware of any matters pending that are expected to have a material adverse effect on the Company’s business, competitive position, financial position, results of operations, capital expenditures or cash flows.

The Company records loss accruals related to matters for which it considers a loss to be both probable and reasonably estimable. Legal expenses are generally expensed when incurred. The Company evaluates, on a quarterly basis, developments in legal proceedings that could affect the amount of any accrual and developments that would make a loss contingency both probable and reasonably estimable. Loss contingencies are subject to substantial uncertainties, however, including for each such contingency the following, among other factors: (i) the procedural status of the case; (ii) whether the case has or may be certified as a class action suit; (iii) the outcome of preliminary motions; (iv) the impact of discovery; (v) whether there are significant factual issues to be determined or resolved; (vi) whether the proceedings involve a large number of parties and/or claims in multiple jurisdictions or jurisdictions in which the relevant laws are complex or unclear; (vii) the extent of potential damages, which are often unspecified or indeterminate; and (viii) the status of settlement discussions, if any, and the settlement postures of the parties. Because of these uncertainties, management has determined that, except as otherwise noted below, the amount of loss or range of loss that is reasonably possible in respect of each matter described below (including any reasonably possible losses in excess of amounts already accrued), is not reasonably estimable.

Except as set forth in Note 16, "Commitments and Contingencies", in the Notes to Condensed Consolidated Financial Statements of this report, neither the Company nor any of its subsidiaries is a party, nor is any of its or their property subject, to any material pending legal proceedings, other than ordinary routine litigation incidental to the business of the Company and its subsidiaries.

Environmental Matters

The Company and its subsidiaries are subject to numerous U.S. Federal, state and international environmental laws and regulatory requirements and are involved from time to time in investigations or litigation of various potential environmental issues concerning activities at our facilities or former facilities or remediation as a result of past activities (including past activities of companies we have acquired). While it is not possible to predict the outcome of these proceedings, in the opinion of management, any payments we may be required to make as a result of all such claims in existence at June 30, 2021, will not have a material adverse effect on our business, financial condition and results of operations or cash flows.

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

See Note 16, "Commitments and Contingencies", in the Notes to Condensed Consolidated Financial Statements of this report for additional information regarding environmental matters.

Item 1A.	RISK FACTORS

Investors should carefully review and consider the information regarding certain factors that could materially affect our business, results of operations, financial condition and cash flows as set forth under Part I, Item 1A - Risk Factors of the Company’s Annual Report on Form 10-K for the year ended December 31, 2020, and supplemented with additional risk factors described below. Additional risks and uncertainties not presently known to us or that we currently believe not to be material may also adversely impact our business, results of operations, financial position and cash flows.

Risks Related to the Merger

Failure to complete the Merger could negatively impact the price of our common stock, as well as the Company’s future business and financial results.

The Merger Agreement contains a number of conditions that must be satisfied or waived prior to the completion of the Merger, including the Requisite Stockholder Approval and required regulatory approvals. The Company cannot assure you that all of the conditions to the Merger Agreement will be satisfied or waived on a timely basis. If the conditions to the Merger Agreement are not satisfied or waived on a timely basis, the Company may be unable to complete the Merger in the timeframe or manner currently anticipated or at all.

If the Merger is delayed or not completed, the Company’s ongoing business may be adversely affected, including as follows: (i) the Company may experience negative reactions from the financial markets, including negative impacts on the market price of the Company’s common stock; (ii) commitments of management's time and resources may have been directed to the Merger, which could have diverted employees' attention away from the Company’s day-to-day operations; (iii) the manner in which customers, suppliers and other third parties perceive the Company may be negatively impacted, which in turn could affect the Company’s ability to compete for business; (iv) the Company may experience negative reactions from employees; and (v) the Company may be required, if the Merger Agreement is terminated in certain circumstances, to pay a termination fee of $31.5 million, as provided in the Merger Agreement.

The Company’s ability to complete the Merger is subject to certain closing conditions and the receipt of consents and approvals from government entities which may impose conditions that could adversely affect the Company or cause the Merger to be abandoned.

The Merger Agreement contains certain closing conditions, including, among others, the receipt of Requisite Stockholder Approval, and the absence of any law or order issued by any court of competent jurisdiction or other legal restraint prohibiting, rendering illegal or enjoining the consummation of the Merger. The Company cannot provide any assurance that the conditions to the consummation of the Merger will be satisfied or waived, or will not result in the abandonment or delay of the Merger.

In addition, the Merger is conditioned on the expiration or termination of any waiting period applicable to the consummation of the Merger under the HSR Act, and the expiration of applicable waiting periods or clearances of the Merger, as applicable under the antitrust and foreign investment laws of certain other jurisdictions. The granting of these regulatory approvals could involve the imposition of additional conditions on the closing of the Merger. The imposition of such conditions or the failure or delay to obtain regulatory approvals could have the effect of delaying completion of the Merger or of imposing additional costs or limitations on the Company or may result in the failure to close the Merger. The regulatory approvals may not be received at all, may not be received in a timely fashion, or may contain conditions on the completion of the Merger.

Expenses related to the pending Merger are significant and could adversely affect the Company’s operating results.

The Company incurred and expects to continue to incur significant expenses in connection with the pending Merger, including fees for professional services. We expect these costs could have an adverse effect on the Company’s operating results. The Company’s financial position and results of operations could be adversely affected if we were required to pay the $31.5 million termination fee in the circumstances set forth in the Merger Agreement.

The Company is subject to business uncertainties, litigation risk, and contractual restrictions while the Merger is pending, which could adversely affect the Company's business.

The Merger Agreement requires us to operate in the ordinary course of business and restricts us, without the consent of the Purchaser, from taking certain specified actions agreed by the parties to be outside the ordinary course of business during the period between June 21, 2021 and until the consummation of the Merger or the earlier termination of the Merger Agreement. These restrictions may prevent the Company from pursuing otherwise attractive business opportunities and making other changes to our business before completion of the Merger or, if the Merger is not completed, termination of the Merger Agreement. There may be litigation challenging the Merger purported on behalf of stockholders. One of the conditions to the closing of the Merger is the absence of any law or order issued by any court of competent jurisdiction or other legal restraint prohibiting, rendering illegal or enjoining the consummation of the Merger. Accordingly, if a potential plaintiff(s) is successful in obtaining an injunction prohibiting the consummation of the Merger, then such injunction may prevent the Merger from becoming effective, or delay it becoming effective within the expected time frame.

Uncertainties associated with the Merger may cause a loss of management and other key employees and disrupt the Company's business relationships, which could adversely affect the Company’s operations.

Uncertainty about the effect of the Merger on the Company’s employees, customers and suppliers may have an adverse effect on the Company’s operations. These uncertainties may impair the Company’s ability to attract, retain and motivate key personnel until the Merger is completed and for a period of time thereafter. Employee retention may be particularly challenging during the pendency of the Merger. If key employees depart and as we face additional uncertainties relating to the Merger, the Company’s business relationships may be subject to disruption as customers, suppliers and other third parties attempt to negotiate changes in existing business relationships or consider entering into business relationships with parties other than the Company. If key employees depart or if the Company’s existing business relationships suffer, the Company's results of operations may be adversely affected. The adverse effects of such disruptions could be further exacerbated by any delay in the completion of the Merger.

The Merger Agreement contains provisions that could discourage a potential competing acquirer of us.

The Merger Agreement contains certain customary restrictions of the Company’s ability to solicit, initiate, or knowingly encourage or induce third-party proposals (or knowingly cooperate in connection with such third party proposals) for the acquisition of our stock or assets prior to receipt of Requisite Stockholder Approval. In addition, subject to certain customary "fiduciary out" exceptions, our Board of Directors is required to recommend that our stockholders vote in favor of the approval of the Merger, the Merger Agreement, and the transactions contemplated thereby. In addition, in some circumstances, upon termination of the Merger Agreement, the Company will be required to pay a termination fee of $31.5 million.

These provisions could discourage a potential third-party acquirer that might have an interest in acquiring all or a significant portion of the Company from considering or proposing that acquisition, even if the acquirer was prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the Merger, or might otherwise result in a potential third-party acquirer proposing to pay a lower price to our stockholders than they might otherwise have proposed to pay due to the added expense of the termination fee that may become payable in certain circumstances.

If the Merger Agreement is terminated and the Company decides to seek another business combination, we may not be able to negotiate or consummate a transaction with another party on terms comparable to, or better than, the terms of the Merger Agreement.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On April 20, 2021, the Company announced that our Board of Directors approved a Share Repurchase Program authorizing the repurchase, from time to time at the Company's discretion, of up to an aggregate of $30.0 million of common stock, par value $0.01 per share, of the Company. No shares were repurchased under this program during the three-month period ended June 30, 2021. The Company suspended the Share Repurchase Program due to the pending Merger.

During the three-month period ended June 30, 2021, the Company did not repurchase any shares of its common stock.

Item 5.	OTHER INFORMATION

None.

Item 6.	EXHIBITS

Exhibit Number	Description

2.1
Agreement and Plan of Merger, dated June 21, 2021, by and among Lydall, Inc., Unifrax Holding Co., Outback Merger Sub, Inc., and Unifrax I LLC (previously filed as Annex A to the Company’s Preliminary Proxy Statement on Schedule 14A (File No. 001-07665), filed on July 21, 2021 and incorporated herein by reference).

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

LYDALL, INC.

July 28, 2021	By:	/s/ Randall B. Gonzales
Randall B. Gonzales Executive Vice President and Chief Financial Officer and Treasurer (Principal Financial Officer)